Form 10-Q
period 2012-09-30
CITIGROUP INC
filed 2012-11-06
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common stock outstanding as of September 30, 2012: 2,932,520,700

Available on the web at www.citigroup.com

CITIGROUP INC
THIRD QUARTER 2012—FORM 10-Q

OVERVIEW	3
CITIGROUP SEGMENTS AND REGIONS	4
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
Executive Summary	5
RESULTS OF OPERATIONS	9
Summary of Selected Financial Data	9
SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES	11
CITICORP	13
Global Consumer Banking	14
North America Regional Consumer Banking	15
EMEA Regional Consumer Banking	17
Latin America Regional Consumer Banking	19
Asia Regional Consumer Banking	21
Institutional Clients Group	23
Securities and Banking	25
Transaction Services	27
CITI HOLDINGS	29
Brokerage and Asset Management	30
Local Consumer Lending	31
Special Asset Pool	33
CORPORATE/OTHER	34
BALANCE SHEET REVIEW	35
Segment Balance Sheet at September 30, 2012	38
CAPITAL RESOURCES AND LIQUIDITY	39
Capital Resources	39
Funding and Liquidity	44
Off-Balance-Sheet Arrangements	51
MANAGING GLOBAL RISK	51
CREDIT RISK	52
Loans Outstanding	52
Details of Credit Loss Experience	53
Non-Accrual Loans and Assets, and Renegotiated Loans	54
North America Consumer Mortgage Lending	58
North America Cards	71
Consumer Loan Details	72
Corporate Loan Details	74
MARKET RISK	76
COUNTRY RISK	87
FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT	95
CREDIT DERIVATIVES	96
INCOME TAXES	98
DISCLOSURE CONTROLS AND PROCEDURES	99
FORWARD-LOOKING STATEMENTS	99
FINANCIAL STATEMENTS AND NOTES—TABLE OF CONTENTS	102
CONSOLIDATED FINANCIAL STATEMENTS	103
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	109
LEGAL PROCEEDINGS	232
UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS	233

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

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (SEC) on February 24, 2012 (2011 Annual Report on Form 10-K) and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 filed with the SEC on May 4, 2012 (First Quarter Form 10-Q) and August 3, 2012 (Second Quarter Form 10-Q), respectively. Additional information about Citigroup is available on Citi's Web site at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with SEC, are available free of charge through Citi's Web site by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's Web site also contains current reports, information statements, and other information regarding Citi at www.sec.gov.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 102 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

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

(1)
North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico, and Asia includes Japan.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2012 EXECUTIVE SUMMARY

        On October 16, 2012, Citi announced that Vikram Pandit had resigned as Chief Executive Officer of Citigroup, effective after the close of business on October 15, 2012. Citi also announced that John Havens had resigned as President and Chief Operating Officer of Citigroup and as Chief Executive Officer of the Institutional Clients Group, effective as of the same time. In connection with the departure of Mr. Pandit, the Citigroup Board of Directors appointed Michael Corbat as Citi's new Chief Executive Officer.

        As disclosed in connection with the announcements, these senior management changes are not expected to alter the overall strategy of Citigroup going forward, which is to continue to:

  •
  enhance Citi's position as a leading global bank for both institutions and individuals, by building on its unique global network, deep emerging markets expertise, client relationships and product expertise;

  •
  position Citi to seize the opportunities provided by current trends (globalization, digitization, urbanization and the rise of the emerging market consumer) for the benefit of clients;

  •
  further its commitment to responsible finance and the basics of banking;

  •
  strengthen Citi's performance—including gaining market share with clients, making Citi more efficient and productive, and building upon its history of innovation; and

  •
  wind down Citi Holdings as soon as practicable, in an economically rational manner.

        In addition, on October 29 and 30, 2012, the metropolitan New York City region and New Jersey suffered severe damage from Hurricane Sandy. Citi continues to assess the impact on Citi's facilities and customers in the affected areas and what impact, if any, the storm could have on its results of operations for the fourth quarter of 2012.

THIRD QUARTER 2012 RESULTS

Citigroup

        Citigroup reported third quarter of 2012 net income of $468 million, or $0.15 per diluted share. Citi's reported net income declined from $3.8 billion in the third quarter of 2011. Results for the third quarter of 2012 included a pre-tax loss of $4.7 billion ($2.9 billion after-tax) from the previously announced sale of a 14% interest and other-than-temporary impairment of the carrying value of Citi's remaining 35% interest in the Morgan Stanley Smith Barney (MSSB) joint venture recorded in Citi Holdings—Brokerage and Asset Management. (For additional information on the agreement entered into with Morgan Stanley regarding MSSB on September 11, 2012 and the impact of that agreement on third quarter of 2012 results, see Citigroup's Form 8-K filed with the SEC on September 11, 2012 and Note 11 to the Consolidated Financial Statements below.)

        In addition, third quarter results included credit valuation adjustment on derivatives (excluding monolines), net of hedges (CVA) and debt valuation adjustment on Citi's fair value option debt (DVA) of pre-tax negative $776 million (negative $485 million after-tax) as Citi's credit spreads tightened during the quarter, compared to pretax positive $1.9 billion (positive $1.2 billion after-tax in the third quarter of 2011. The vast majority of this CVA/DVA was recorded in Securities and Banking. Results for the third quarter of 2012 also included a $582 million tax benefit related to the resolution of certain tax audit items, recorded in the Corporate/Other segment.

        Excluding CVA/DVA, the loss on MSSB and the tax items described above, Citi earned $3.3 billion, or $1.06 per diluted share, compared to $0.84 per diluted share in the prior-year period. The year-over-year increase in earnings per share, excluding CVA/DVA, the loss on MSSB and the tax items, primarily reflected higher Citicorp revenues, as well as year-over-year declines in both expenses and credit costs.

        Citi's revenues, net of interest expense, were $14.0 billion in the third quarter of 2012, down 33% versus the prior-year period. Excluding CVA/DVA and the loss on MSSB, revenues were $19.4 billion, up 3% from the third quarter of 2011, as revenues in Citicorp rose 5% from the prior-year period while revenues continued to decline in Citi Holdings. Net interest revenues of $11.9 billion were 2% lower than the prior-year period, largely due to continued declining loan balances in Local Consumer Lending in Citi Holdings and ongoing spread compression in GCB and Transaction Services in Citicorp (as used throughout this Form 10-Q, spread compression refers to the reduction in net interest revenue as a percentage of loans or deposits, as applicable, as driven by either lower yields on interest-earning assets or higher costs to fund such assets (or a combination thereof)). Excluding CVA/DVA and the impact of MSSB, non-interest revenues were $7.5 billion, up 11% from the prior-year period, principally driven by higher mortgage revenues in North America RCB and higher revenues in Securities and Banking, partially offset by a lower contribution from MSSB and lower private equity marks in Brokerage and Asset Management within Citi Holdings.

Operating Expenses

        Citigroup expenses decreased 2% versus the prior-year period to $12.2 billion. In the third quarter of 2012, Citi continued to incur elevated legal and related costs ($528 million) and repositioning charges ($95 million) compared to $274 million of legal and related costs and $208 million of repositioning charges in the prior-year period. Excluding these items, as well as the impact of foreign exchange translation into U.S. dollars for reporting purposes (as used throughout this Form 10-Q, FX translation), which lowered reported expenses by approximately $0.3 billion in the third quarter of 2012 as compared to the prior-year period, operating expenses declined slightly to $11.6 billion versus $11.7 billion in the prior-year period. Citi expects to continue to incur elevated legal and related expenses and repositioning costs in the fourth quarter of 2012.

        Citicorp's expenses were $10.3 billion, down 2% from the prior-year period, as efficiency savings more than offset investments and volume-related increases.

        Citi Holdings expenses were down 21% year-over-year to $1.2 billion, principally due to the continued decline in assets and thus lower operating expenses.

Credit Costs

        Citi's total provisions for credit losses and for benefits and claims of $2.7 billion declined 20% from the prior-year period. Net credit losses of $4.0 billion were down 12% from the third quarter of 2011. Net credit losses in the third quarter of 2012 included approximately $635 million of incremental mortgage charge-offs in Local Consumer Lending within Citi Holdings required by new industry guidance from the Office of the Comptroller of the Currency (OCC) regarding the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy (see Note 1 to the Consolidated Financial Statements). The vast majority of the charge-offs were related to loans which were current. Excluding the charge-offs related to the new OCC guidance, net credit losses would have declined to $3.3 billion or by 26% from the prior-year period.

        Consumer net credit losses declined 9% to $3.9 billion, as the continued credit improvement in North America Citi-branded cards and Citi retail services in Citicorp were partially offset by the increase in net credit losses in Local Consumer Lending within Citi Holdings related to the new OCC guidance mentioned above. Corporate net credit losses decreased 57% year-over-year to $117 million, driven primarily by continued credit improvement in the Special Asset Pool in Citi Holdings.

        The net release of allowance for loan losses and unfunded lending commitments was $1.5 billion in the third quarter of 2012, 6% higher than the third quarter of 2011. The increase in the net reserve release was due to an approximately $600 million reserve release related to loans impacted by the new OCC guidance described above. Excluding the reserve release related to loans impacted by the new OCC guidance, the net reserve release would have been $909 million, 36% lower than the prior-year period.

        Of the $1.5 billion net reserve release, $696 million was attributable to Citicorp compared to an $887 million release in the prior-year period. The decline in the Citicorp reserve release year-over-year mostly reflected a lower reserve release in North America RCB, partially offset by a net reserve release in the Corporate portfolio. The $813 million net reserve release in Citi Holdings was up from $535 million in the prior-year period, due primarily to the release associated with loans impacted by the new OCC guidance mentioned above. $1.3 billion of the $1.5 billion net reserve release related to Consumer, with the remainder in Corporate.

Capital and Loan Loss Reserve Positions

        Citigroup's Tier 1 Capital and Tier 1 Common ratios were 13.9% and 12.7% as of September 30, 2012, respectively, compared to 13.5% and 11.7% in the prior-year period. Citi's estimated Tier 1 Common ratio under Basel III was 8.6% at the end of the third quarter of 2012, up from an estimated 7.9% as of the end of the second quarter of 2012. Citi's estimated Basel III Tier 1 Common ratio is a non-GAAP financial measure. For additional information on Citi's estimated Basel III Tier 1 Common Capital and Tier 1 Common ratio, including the calculation of these measures, see "Capital Resources and Liquidity—Capital Resources" below.

        Citigroup's total allowance for loan losses was $25.9 billion at quarter end, or 4.0% of total loans, compared to $32.1 billion, or 5.1%, at the end of the prior-year period. The decline in the total allowance for loan losses reflected continued asset sales in Citi Holdings, consistent with Citi's strategy to reduce these assets in an economically rational manner, lower non-accrual loans, and overall continued improvement in the credit quality of the loan portfolios.

        The Consumer allowance for loan losses was $23.1 billion, or 5.7% of total Consumer loans, at quarter-end, compared to $28.9 billion, or 6.8% of total loans, at September 30, 2011. Total non-accrual assets declined 5% to $12.7 billion compared to the third quarter of 2011. Corporate non-accrual loans declined 42% to $2.4 billion. Consumer non-accrual loans increased $1.9 billion, or 25%, to $9.8 billion versus the prior-year period, predominantly reflecting the new OCC guidance mentioned above which added $1.5 billion to Consumer non-accrual loans (of which approximately $1.3 billion were current).

Citicorp

        Citicorp net income decreased 18% from the prior-year period to $4.1 billion. The decrease largely reflected the negative CVA/DVA versus positive CVA/DVA in the prior-year period. CVA/DVA, recorded in Securities and Banking, was a negative $799 million in the third quarter of 2012, compared to positive $1.9 billion in the prior-year period. Excluding CVA/DVA, Citicorp net income increased 20% from the prior-year period to $4.6 billion driven by a 5% increase in revenues, a 2% decline in operating expenses and a 14% decline in provisions for credit losses and for benefits and claims.

        Excluding CVA/DVA, Citicorp revenues were $18.4 billion, up 5% versus the third quarter of 2011. GCB revenues of $10.2 billion were up 2% versus the prior-year period. North America RCB revenues grew 6% to $5.4 billion driven by higher mortgage revenues, partially offset by lower cards revenues as consumers continued to deleverage in the face of ongoing macroeconomic uncertainty. For additional information on the results of operations of North America RCB for the third quarter of 2012, see "Global Consumer Banking—North America Regional Consumer Banking" below.

        International GCB revenues (consisting of Asia RCB, Latin America RCB and EMEA RCB) declined 2% year-over-year to $4.8 billion. International GCB revenues were negatively impacted by FX translation as the U.S. dollar generally strengthened in the third quarter of 2012 against local currencies in which Citi generates revenues. Excluding the impact of FX translation, international GCB revenues rose 3% year-over-year, driven by 7% revenue growth in each of Latin America RCB and EMEA RCB, partially offset by a 2% decline in Asia RCB revenues.(1) In Asia RCB, the revenue decline reflected the continued impact of several factors, including spread compression in several countries within the region, lower revenues in Japan and regulatory actions to limit the availability of consumer credit in certain countries, particularly Korea. For additional information on the results of operations of Asia RCB for the third quarter of 2012, see "Global Consumer Banking—Asia Regional Consumer Banking" below.

        In North America RCB, average deposits of $154 billion grew 6% year-over-year and average retail loans of $41 billion grew 17%, while average card loans of $108 billion declined 4% and card purchase sales of $58 billion were roughly flat due to the deleveraging related to ongoing macroeconomic uncertainty, as referenced above. Excluding the impact of FX translation, international GCB average deposits grew 4% year-over-year, average retail loans increased 11%, average card loans grew 7% year-over-year and international card purchase sales increased 7%. Growth in these metrics year-over-year reflected continued execution of Citi's strategy to grow its core businesses in Citicorp, particularly in emerging markets such as Latin America.

        Securities and Banking revenues were $4.8 billion in the third quarter of 2012, down 29% year-over-year. Excluding the impact of CVA/DVA, Securities and Banking revenues were $5.6 billion, or 15% higher than the prior-year period. Fixed income markets revenues of $3.7 billion in the third quarter of 2012, excluding CVA/DVA,(2) increased 63% from the prior-year period, reflecting significantly higher trading revenues in credit-related and securitized products, as well as a strong performance in rates and currencies, driven by improved market conditions. Equity markets revenues of $510 million in the third quarter of 2012, excluding CVA/DVA, were 76% above the prior-year period driven by improved derivatives performance as well as the absence of proprietary trading losses in the prior-year period, partially offset by lower cash equity volumes.

        Investment banking revenues rose 26% from the prior-year period to $926 million, reflecting higher revenues in debt underwriting, equity underwriting and advisory services. Lending revenues of $194 million were down 81% from the prior-year period, reflecting $252 million in losses on hedges related to accrual loans as credit spreads tightened during the third quarter 2012 (compared to a $702 million gain in the prior-year period as spreads widened). Excluding the mark-to-market impact of loan hedges related to accrual loans, lending revenues rose 35% year-over-year to $445 million reflecting higher lending volumes and improved spreads. Private Bank revenues of $590 million increased 8% from the prior-year period, excluding CVA/DVA, driven primarily by growth in North America lending and deposits.

        Transaction Services revenues were $2.7 billion, down 2% from the prior-year period, but up 1% excluding the impact of FX translation, as growth in Treasury and Trade Solutions offset a decline in Securities and Fund Services.(3) Excluding the impact of FX translation, Treasury and Trade Solutions revenues were up 4%, reflecting strong growth in average deposits and trade loans, partially offset by ongoing spread compression given the low interest rate environment. Securities and Fund Services revenues were down 8% excluding the impact of FX translation, mostly reflecting lower settlement volumes.

        Citicorp end of period loans increased for the seventh consecutive quarter, up 11% year-over-year to $537 billion, with 5% growth in Consumer loans, primarily in Asia and Latin America, and 19% growth in Corporate loans.

Citi Holdings

        Citi Holdings net loss was $3.6 billion in the third quarter of 2012 compared to a $1.2 billion loss reported in the third quarter of 2011. The increase in the net loss year-over-year was driven by the $4.7 billion pre-tax ($2.9 billion after-tax) loss on MSSB mentioned above. Excluding the loss on MSSB and CVA/DVA,(4) Citi Holdings net loss improved to $679 million, from a $1.3 billion loss in the prior-year period, as revenue declines were more than offset by lower operating expenses and lower credit costs, all reflecting the continued decline in Citi Holdings assets, consistent with Citi's strategy. In addition, the net loss in the third quarter of 2012 also reflected a tax benefit of approximately $200 million related to the sale of certain assets in the Special Asset Pool.

        Citi Holdings revenues decreased to a negative $3.7 billion from $1.1 billion in the prior-year period. Excluding CVA/DVA and the loss on MSSB, Citi Holdings revenues were $971 million in the third quarter compared to $1.1 billion in the prior-year period. Special Asset Pool revenues, excluding CVA/DVA, were a negative $13 million in the third quarter 2012, compared to a negative $277 million in the prior-year period, largely due to lower funding costs as well as an improvement in asset marks. Local Consumer Lending revenues of $1.1 billion declined 15% from the prior-year period primarily due to the 26% decline in average assets. Brokerage and Asset Management revenues, excluding the loss on MSSB, were $(120) million, compared to $55 million in the prior-year period, reflecting a lower equity contribution from MSSB as well as lower asset marks. Net interest revenues declined 14% year-over-year to $668 million, largely driven by continued declining loan balances in Local Consumer Lending. Non-interest revenues, excluding MSSB

(1)
For the impact of FX translation on the third quarter of 2012 results of operations for each of EMEA RCB, Latin America RCB and Asia RCB, see the table accompanying the discussion of each respective business' results of operations under "Global Consumer Banking" below.

(2)
For the summary of CVA/DVA by business within Securities and Banking for the third quarter of 2012 and comparable periods, see "Citicorp—Institutional Clients Group."

(3)
For the impact of FX translation on the third quarter of 2012 results of operations for Transaction Services, see the table accompanying the discussion under "Institutional Clients Group—Transaction Services" below.

(4)
CVA/DVA in Citi Holdings, recorded in the Special Asset Pool, was a positive $23 million in the third quarter of 2012, compared to a positive $50 million in the prior-year period.

and CVA/DVA, were essentially flat at $303 million versus the prior-year period, reflecting the lower equity contribution from MSSB in Brokerage and Asset Management offset by the improvement in asset marks within the Special Asset Pool.

        Citi Holdings assets declined 31% year-over-year to $171 billion as of the end of the third quarter of 2012. At the end of the third quarter of 2012, Citi Holdings assets comprised approximately 9% of total Citigroup GAAP assets and 16% of risk-weighted assets (as defined under current regulatory guidelines). Local Consumer Lending continued to represent the largest segment within Citi Holdings, with $134 billion of assets as of the end of the third quarter, of which approximately 70% consisted of mortgages in North America real estate lending.

 RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

Citigroup Inc. and Consolidated Subsidiaries
	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except per-share amounts and ratios	2012	2011		2012	2011
Net interest revenue	$11,913	$12,114	(2)%	$35,453	$36,364	(3)%
Non-interest revenue	2,038	8,717	(77)	16,546	24,815	(33)

Revenues, net of interest expense	$13,951	$20,831	(33)%	$51,999	$61,179	(15)%
Operating expenses	12,220	12,460	(2)	36,673	37,722	(3)
Provisions for credit losses and for benefits and claims	2,695	3,351	(20)	8,520	9,922	(14)

Income (loss) from continuing operations before income taxes	$(964)	$5,020	NM	$6,806	$13,535	(50)%
Income taxes (benefits)	(1,488)	1,278	NM	233	3,430	(93)

Income from continuing operations	$524	$3,742	(86)%	$6,573	$10,105	(35)%
Income (loss) from discontinued operations, net of taxes(1)	(31)	1	NM	(37)	112	NM

Net income before attribution of noncontrolling interests	$493	$3,743	(87)%	$6,536	$10,217	(36)%
Net income (loss) attributable to noncontrolling interests	25	(28)	NM	191	106	80

Citigroup's net income	$468	$3,771	(88)%	$6,345	$10,111	(37)%

Less:
Preferred dividends—Basic	$4	$4	—%	$17	$17	—%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	11	70	(84)	138	164	(16)

Income allocated to unrestricted common shareholders for Basic EPS	$453	$3,697	(88)%	$6,190	$9,930	(38)%
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to diluted EPS	2	6	(67)	10	12	(17)

Income allocated to unrestricted common shareholders for diluted EPS	$455	$3,703	(88)%	$6,200	$9,942	(38)%
Earnings per share(2)
Basic
Income from continuing operations	$0.17	$1.27	(87)%	$2.13	$3.38	(37)%
Net income	0.15	1.27	(88)	2.12	3.41	(38)

Diluted
Income from continuing operations	$0.16	$1.23	(87)%	$2.07	$3.28	(37)%
Net income	0.15	1.23	(88)	2.06	3.32	(38)
Dividends declared per common share	0.01	0.01	—	0.03	0.02	50

Statement continues on the next page, including notes to the table.

 SUMMARY OF SELECTED FINANCIAL DATA—Page 2

Citigroup Inc. and Consolidated Subsidiaries
	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except per-share amounts, ratios and direct staff	2012	2011		2012	2011
At September 30:
Total assets	$1,931,346	$1,935,992	—%
Total deposits	944,644	851,281	11
Long-term debt	271,862	333,824	(19)
Trust preferred securities (included in long-term debt)	10,560	16,089	(34)
Citigroup common stockholders' equity	186,465	177,060	5
Total Citigroup stockholders' equity	186,777	177,372	5
Direct staff (in thousands)	261	267	(2)

Ratios
Return on average common stockholders' equity(3)	0.99%	8.44%		4.61%	7.82%
Return on average total stockholders' equity(3)	1.00	8.43		4.61	7.82

Tier 1 Common(4)	12.73%	11.71%
Tier 1 Capital	13.92	13.45
Total Capital	17.12	16.89
Leverage(5)	7.39	7.01

Citigroup common stockholders' equity to assets	9.65%	9.15%
Total Citigroup stockholders' equity to assets	9.67	9.16
Dividend payout ratio(6)	0.07	0.01
Book value per common share(2)	$63.59	$60.56
Ratio of earnings to fixed charges and preferred stock dividends	0.81x	1.81x		1.41x	1.71x

(1)
Discontinued operations in 2012 includes definitive agreements executed by Citi to transition a carve-out of its liquid strategies business within Citi Capital Advisors to certain employees responsible for managing those operations. Discontinued operations in 2011 primarily reflect the sale of the Egg Banking PLC credit card business. See Note 2 to the Consolidated Financial Statements.

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

(4)
As currently defined by the U.S. banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying trust preferred securities divided by risk-weighted assets.

(5)
The leverage ratio represents Tier 1 Capital divided by quarterly adjusted average total assets.

(6)
Dividends declared per common share as a percentage of net income per diluted share.

 SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2012	2011		2012	2011
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,300	$1,103	18%	$3,813	$3,151	21%
EMEA	10	9	11	20	99	(80)
Latin America	405	339	19	1,109	1,208	(8)
Asia	449	562	(20)	1,400	1,494	(6)

Total	$2,164	$2,013	8%	$6,342	$5,952	7%

Securities and Banking
North America	$232	674	(66)%	$848	$1,485	(43)%
EMEA	346	735	(53)	1,223	1,840	(34)
Latin America	363	207	75	1,030	776	33
Asia	190	526	(64)	747	946	(21)

Total	$1,131	$2,142	(47)%	$3,848	$5,047	(24)%

Transaction Services
North America	$120	$112	7%	$370	$347	7%
EMEA	283	286	(1)	930	847	10
Latin America	157	168	(7)	520	500	4
Asia	286	316	(9)	862	888	(3)

Total	$846	$882	(4)%	$2,682	$2,582	4%

Institutional Clients Group	$1,977	$3,024	(35)%	$6,530	$7,629	(14)%

Total Citicorp	$4,141	$5,037	(18)%	$12,872	$13,581	(5)%

Corporate/Other	$(55)	$(74)	26	$(794)	$(687)	(16)%

Total Citicorp and Corporate/Other	$4,086	$4,963	(18)%	$12,078	$12,894	(6)%

CITI HOLDINGS
Brokerage and Asset Management	$(3,018)	$(83)	NM	$(3,178)	$(193)	NM
Local Consumer Lending	(694)	(1,011)	31%	(2,148)	(3,209)	33%
Special Asset Pool	150	(127)	NM	(179)	613	NM

Total Citi Holdings	$(3,562)	$(1,221)	NM	$(5,505)	$(2,789)	(97)%

Income from continuing operations	$524	$3,742	(86)%	$6,573	$10,105	(35)%

Discontinued operations	$(31)	$1	NM	$(37)	112	NM
Net income attributable to noncontrolling interests	25	(28)	NM	191	106	80%

Citigroup's net income	$468	$3,771	(88)%	$6,345	$10,111	(37)%

NM Not meaningful

 CITIGROUP REVENUES

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2012	2011		2012	2011
CITICORP
Global Consumer Banking
North America	$5,402	$5,100	6%	$15,735	$14,992	5%
EMEA	381	379	1	1,125	1,210	(7)
Latin America	2,419	2,417	—	7,182	7,119	1
Asia	1,978	2,067	(4)	5,923	5,989	(1)

Total	$10,180	$9,963	2%	$29,965	$29,310	2%

Securities and Banking
North America	$1,439	$2,445	(41)%	$4,713	$6,898	(32)%
EMEA	1,511	2,299	(34)	5,074	6,002	(15)
Latin America	802	521	54	2,314	1,791	29
Asia	1,018	1,460	(30)	3,349	3,538	(5)

Total	$4,770	$6,725	(29)%	$15,450	$18,229	(15)%

Transaction Services
North America	$623	$620	—	$1,929	$1,839	5%
EMEA	867	893	(3)%	2,691	2,628	2
Latin America	447	444	1	1,353	1,300	4
Asia	721	759	(5)	2,235	2,188	2

Total	$2,658	$2,716	(2)%	$8,208	$7,955	3%

Institutional Clients Group	$7,428	$9,441	(21)%	$23,658	$26,184	(10)%

Total Citicorp	$17,608	$19,404	(9)%	$53,623	$55,494	(3)%

Corporate/Other	$33	$300	(89)%	$268	$502	(47)%

Total Citicorp and Corporate/Other	$17,641	$19,704	(10)%	$53,891	$55,996	(4)%

CITI HOLDINGS
Brokerage and Asset Management	$(4,804)	$55	NM	$(4,763)	$239	NM
Local Consumer Lending	1,104	1,299	(15)%	3,361	4,163	(19)%
Special Asset Pool	10	(227)	NM	(490)	781	NM

Total Citi Holdings	$(3,690)	$1,127	NM	$(1,892)	$5,183	NM

Total Citigroup net revenues	$13,951	$20,831	(33)%	$51,999	$61,179	(15)%

NM Not meaningful

 CITICORP

        Citicorp is Citigroup's global bank for consumers and businesses and represents Citi's core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network, including many of the world's emerging economies. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of its large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. At September 30, 2012, Citicorp had approximately $1.5 trillion of assets and $875 billion of deposits, representing approximately 75% of Citi's total assets and approximately 92% of its deposits.

        Citicorp consists of the following businesses: Global Consumer Banking (which consists of Citi's Regional Consumer Banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services).

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$11,381	$11,363	—	$33,647	$33,585	—
Non-interest revenue	6,227	8,041	(23)%	19,976	21,909	(9)%

Total revenues, net of interest expense	$17,608	$19,404	(9)%	$53,623	$55,494	(3)%

Provisions for credit losses and for benefits and claims
Net credit losses	$2,173	$2,632	(17)%	$6,639	$8,864	(25)%
Credit reserve build (release)	(671)	(932)	28	(1,988)	(4,134)	52

Provision for loan losses	$1,502	$1,700	(12)%	$4,651	$4,730	(2)%
Provision for benefits and claims	65	56	16	173	147	18
Provision for unfunded lending commitments	(25)	45	NM	(11)	44	NM

Total provisions for credit losses and for benefits and claims	$1,542	$1,801	(14)%	$4,813	$4,921	(2)%

Total operating expenses	$10,266	$10,427	(2)%	$30,871	$31,332	(1)%

Income from continuing operations before taxes	$5,800	$7,176	(19)%	$17,939	$19,241	(7)%
Provisions for income taxes	1,659	2,139	(22)	5,067	5,660	(10)

Income from continuing operations	$4,141	$5,037	(18)%	$12,872	$13,581	(5)%
Net income attributable to noncontrolling interests	17	6	NM	108	29	NM

Citicorp's net income	$4,124	$5,031	(18)%	$12,764	$13,552	(6)%

Balance sheet data (in billions of dollars)
Total end of period (EOP) assets	$1,458	$1,406	4%
Average assets	1,432	1,423	1	$1,420	$1,404	1%
Total EOP loans	537	483	11
Total EOP deposits	875	779	12

NM Not meaningful

 GLOBAL CONSUMER BANKING

        Global Consumer Banking (GCB) consists of Citigroup's four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 4,069 branches in 39 countries around the world. For the three months ended September 30, 2012, GCB had $388 billion of average assets and $324 billion of average deposits.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$7,395	$7,515	(2)%	$21,965	$22,258	(1)%
Non-interest revenue	2,785	2,448	14%	8,000	7,052	13

Total revenues, net of interest expense	$10,180	$9,963	2%	$29,965	$29,310	2%

Total operating expenses	$5,389	$5,382	—	$15,912	$15,830	1%

Net credit losses	$2,030	$2,545	(20)%	$6,432	$8,417	(24)%
Credit reserve build (release)	(522)	(964)	46	(1,984)	(3,716)	47
Provisions for unfunded lending commitments	1	—	—	—	3	(100)
Provision for benefits and claims	65	56	16	173	147	18

Provisions for credit losses and for benefits and claims	$1,574	$1,637	(4)%	$4,621	$4,851	(5)%

Income from continuing operations before taxes	$3,217	$2,944	9%	$9,432	$8,629	9%
Income taxes	1,053	931	13	3,090	2,677	15

Income from continuing operations	$2,164	$2,013	8%	$6,342	$5,952	7%
Net income (loss) attributable to noncontrolling interests	3	1	NM	3	2	50

Net income	$2,161	$2,012	7%	$6,339	$5,950	7%

Average assets (in billions of dollars)	$388	$380	2%	$384	$375	2%
Return on assets	2.22%	2.10%	—	2.21%	2.12%
Total EOP assets	$395	$377	5
Average deposits (in billions of dollars)	324	315	3	320	314	2%

Net credit losses as a percentage of average loans	2.83%	3.64%

Revenue by business
Retail banking	$4,597	$4,173	10%	$13,509	$12,250	10%
Cards(1)	5,583	5,790	(4)	16,456	17,060	(4)

Total	$10,180	$9,963	2%	$29,965	$29,310	2%

Income from continuing operations by business
Retail banking	$789	$628	26%	$2,389	$1,938	23%
Cards(1)	1,375	1,385	(1)	3,953	4,014	(2)

Total	$2,164	$2,013	8%	$6,342	$5,952	7%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$10,180	$9,963	2%	$29,965	$29,310	2%
Impact of FX translation(2)	—	(217)		—	(735)

Total revenues—ex-FX	$10,180	$9,746	4%	$29,965	$28,507	5%

Total operating expenses—as reported	$5,389	$5,382	—	$15,912	$15,830	1%
Impact of FX translation(2)	—	(145)		—	(478)

Total operating expenses—ex-FX	$5,389	$5,237	3%	$15,912	$15,298	4%

Total provisions for LLR & PBC—as reported	$1,574	$1,637	(4)%	$4,621	$4,851	(5)%
Impact of FX translation(2)	—	(51)		—	(141)

Total provisions for LLR & PBC—ex-FX	$1,574	$1,586	(1)%	$4,621	$4,692	(2)%

(1)
Includes both Citi-branded cards and Citi retail services.

(2)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.

NM
Not meaningful

 NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded card and Citi retail service to retail customers and small to mid-size businesses in the U.S. NA RCB's 1,017 retail bank branches and 12.5 million customer accounts, as of September 30, 2012, are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, Dallas, Houston, San Antonio and Austin. At September 30, 2012, NA RCB had $41.5 billion of retail banking loans and $156.8 billion of deposits. In addition, NA RCB had 102.4 million Citi-branded and Citi retail services credit card accounts, with $108.8 billion in outstanding card loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$4,183	$4,268	(2)%	$12,343	$12,666	(3)%
Non-interest revenue	1,219	832	47	3,392	2,326	46

Total revenues, net of interest expense	$5,402	$5,100	6%	$15,735	$14,992	5%

Total operating expenses	$2,465	$2,409	2	$7,257	$7,018	3%

Net credit losses	$1,351	$1,854	(27)%	$4,491	$6,362	(29)%
Credit reserve build (release)	(519)	(955)	46	(2,174)	(3,396)	36
Provisions for benefits and claims	1	(1)	NM	1	(2)	NM
Provision for unfunded lending commitments	19	18	6	52	49	6

Provisions for credit losses and for benefits and claims	$852	$916	(7)%	$2,370	$3,013	(21)%

Income from continuing operations before taxes	$2,085	$1,775	17%	$6,108	$4,961	23%
Income taxes	785	672	17	2,295	1,810	27

Income from continuing operations	$1,300	$1,103	18%	$3,813	$3,151	21%
Net income attributable to noncontrolling interests	1	—	—	1	—	—

Net income	$1,299	$1,103	18%	$3,812	$3,151	21%

Average assets (in billions of dollars)	$173	$167	4%	$171	$163	5%
Average deposits (in billions of dollars)	154	145	6	152	144	5

Net credit losses as a percentage of average loans	3.60%	4.99%

Revenue by business
Retail banking	$1,736	$1,282	35%	$5,011	$3,721	35%
Citi-branded cards	2,111	2,192	(4)	6,189	6,569	(6)
Citi retail services	1,555	1,626	(4)	4,535	4,702	(4)

Total	$5,402	$5,100	6%	$15,735	$14,992	5%

Income from continuing operations by business
Retail banking	$340	$118	NM	$1,006	$299	NM
Citi-branded cards	571	577	(1)%	1,606	1,650	(3)%
Citi retail services	389	408	(5)	1,201	1,202	—

Total	$1,300	$1,103	18%	$3,813	$3,151	21%

NM    Not meaningful

 3Q12 vs. 3Q11

        Net income increased 18%, mainly driven by higher gains on sale of mortgages.

        Revenues increased 6% driven by a 47% increase in non-interest revenues from higher gains on sale of mortgages, partly offset by a 2% decline in net interest revenues, mostly due to cards. Revenue from the retail banking business excluding mortgages was essentially flat, as volume growth and improved mix in the deposit and lending portfolios was offset by significant spread compression. The higher gains on sale of mortgages were driven by continued high levels of mortgage refinancing activity, which Citi currently expects will continue into 2013.

        With respect to cards, revenues declined 4%. In Citi-branded cards, both average loans and net interest margin declined year-over-year, reflecting continued increased payment rates resulting from consumer deleveraging and the impact of the look-back provisions of The Credit Card Accountability Responsibility and Disclosure Act (CARD Act).(5) In Citi retail services, net interest revenues improved but were offset by declining non-interest revenues, driven by improving credit and the resulting impact on contractual partner payments. On a sequential basis (third quarter of 2012 compared to second quarter of 2012), cards revenues grew 5%, with flat average loans and improved net interest margin. Despite the improvement quarter-over-quarter, Citi expects cards revenues could continue to be negatively impacted by higher payment rates for consumers, reflecting ongoing economic uncertainty and deleveraging as well as Citi's shift to higher credit quality borrowers.

        As previously disclosed, as part of its U.S. Citi-branded cards business, Citi (through Citibank, N.A.) issues a co-branded credit card product with American Airlines, the Citi/AAdvantage card. As has been widely-reported, AMR Corporation and certain of its subsidiaries, including American Airlines, Inc. (collectively, AMR), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in November 2011. To date, the ongoing AMR bankruptcy has not had a material impact on the results of operations for U.S. Citi-branded cards, NA RCB, Citicorp or Citi as a whole. However, it is not certain what the outcome of the bankruptcy process will be or whether the impact could be material to the results of operations or financial condition of U.S. Citi-branded cards over time.

        Expenses increased 2%, largely due to the higher retail channel mortgage volumes and higher cards network-related expense, partially offset by lower advertising and marketing, reengineering saves and lower repositioning costs.

        Provisions decreased 7%, primarily due to lower net credit losses in the cards portfolio partly offset by continued lower loan loss reserve releases ($519 million in the third quarter of 2012 compared to $955 million in the prior-year period). Citi currently expects NA RCB net credit losses could continue to improve slightly from third quarter of 2012 levels, while loan loss reserve releases will likely continue to decline, as delinquency trends have largely stabilized in the cards businesses.

3Q12 YTD vs. 3Q11 YTD

        Year-to-date, NA RCB has experienced similar trends to those described above. Net income increased 21% driven by higher non-interest revenue and improvements in credit costs, partially offset by lower net interest revenue and higher expenses.

        Revenues increased 5% mainly due to the higher non-interest revenue from the gains on sale of mortgages, partially offset by lower net interest revenue in the cards and retail banking businesses. Net interest revenue was down 3% driven primarily by margin pressure and lower volumes in cards, with average loans lower by 3%. Cards net interest margin was negatively impacted by the look-back provision of the CARD Act, as described above. Revenue from the retail banking business excluding mortgages was down 2% due to spread compression, partially offset by the impact of volume growth and improved product mix.

        Expenses increased 3%, primarily driven by higher legal reserves related to the interchange litigation as previously disclosed, and the higher retail channel mortgage volumes and cards network-related expense described above, partially offset by ongoing savings initiatives.

        Provisions decreased 21%, largely due to a net credit loss decline of 29%, substantially all of which related to cards (cards net credit losses were down $1.8 billion, or 30%, from the prior year-to-date period). The decline in net credit losses was partially offset by a decrease in loan loss reserve releases of $1.2 billion.

        .

(5)
The CARD Act requires a review be done once every six months for card accounts where the annual percentage rate (APR) has been increased since January 1, 2009 to assess whether changes in credit risk, market conditions or other factors merit a future decline in APR.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. At September 30, 2012, EMEA RCB had 234 retail bank branches with 3.9 million customer accounts, $4.9 billion in retail banking loans and $12.9 billion in deposits. In addition, the business had 2.5 million Citi-branded card accounts with $2.9 billion in outstanding card loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$257	$233	10%	$775	$723	7%
Non-interest revenue	124	146	(15)	350	487	(28)

Total revenues, net of interest expense	$381	$379	1%	$1,125	$1,210	(7)%

Total operating expenses	$335	$344	(3)%	$1,032	$1,017	1%

Net credit losses	$29	$49	(41)%	$72	$144	(50)%
Credit reserve build (release)	2	(32)	NM	(16)	$(121)	87
Provision for unfunded lending commitments	—	1	(100)	(1)	5	NM

Provisions for credit losses	$31	$18	72	$55	$28	96

Income from continuing operations before taxes	$15	$17	(12)%	$38	$165	(77)%
Income taxes	5	8	(38)	18	66	(73)

Income from continuing operations	$10	$9	11%	$20	$99	(80)%
Net income attributable to noncontrolling interests	2	1	100	4	3	33

Net income	$8	$8	—	$16	$96	(83)%

Average assets (in billions of dollars)	$9	$10	(10)%	$9	$10	(10)%
Return on assets	0.35%	0.32%		0.24%	1.28%
Average deposits (in billions of dollars)	12.7	12.4	2	12.5	12.6	(1)

Net credit losses as a percentage of average loans	1.54%	2.70%

Revenue by business
Retail banking	$223	$215	4%	$659	$691	(5)%
Citi-branded cards	158	164	(4)	466	519	(10)

Total	$381	$379	1%	$1,125	$1,210	(7)%

Income (loss) from continuing operations by business
Retail banking	$(12)	$(21)	43%	$(40)	$(19)	NM
Citi-branded cards	22	30	(27)	60	118	(49)%

Total	$10	$9	11%	$20	$99	(80)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$381	$379	1%	$1,125	$1,210	(7)%
Impact of FX translation(1)	—	(23)		—	(80)

Total revenues—ex-FX	$381	$356	7%	$1,125	$1,130	—%

Total operating expenses—as reported	$335	$344	(3)%	$1,032	$1,017	1%
Impact of FX translation(1)	—	(20)		—	(67)

Total operating expenses—ex-FX	$335	$324	3%	$1,032	$950	9%

Provisions for credit loans—as reported	$31	$18	72%	$55	$28	96%
Impact of FX translation(1)	—	(1)		—	(1)

Provisions for credit loans—ex-FX	$31	$17	82%	$55	$27	104%

Net income—as reported	$8	$8	—%	$16	$96	(83)%
Impact of FX translation(1)	—	(3)	—	—	(14)	—

Net income—ex-FX	$8	$5	60%	$16	$82	(80)%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.

NM Not meaningful

The discussion of the results of operations for EMEA RCB below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of EMEA RCB's results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

 3Q12 vs. 3Q11

        Net income increased 60%, mainly due to higher revenues, partially offset by higher expenses and provisions.

        Revenues were up 7%, primarily driven by underlying growth across the products, partly offset by the absence of Akbank, Citi's equity investment in Turkey, which was moved to Corporate/Other in the first quarter of 2012. Net interest revenue was up 18% driven by the absence of Akbank investment funding costs in the current quarter and growth in average deposits of 9%, average retail loans of 18% and average cards loans of 7%, partially offset by spread compression. Interest rate caps on credit cards, particularly in Turkey, and the continued liquidation of a higher yielding non-strategic retail banking portfolio were the main contributors to the lower spreads. Non-interest revenue decreased 12%, mainly reflecting the absence of Akbank, partly offset by higher investment income and cards fees. Year-over-year, cards purchase sales grew 11%, investment sales grew 17% and retail new loan volume grew 23%.

        Expenses grew by 3% due to the impact of continued investment spending focused on account acquisition and repositioning charges in Poland and Pakistan.

        Provisions increased 82%, due to lower loan loss reserve releases, partially offset by lower net credit losses. Net credit losses continued to improve, declining 35% due to the ongoing improvement in credit quality and the move towards lower risk customers. Citi believes that net credit losses in EMEA RCB have largely stabilized and the loan loss reserve releases could continue to decline or stabilize and thus, overall, provisions could negatively impact the operating results of EMEA RCB in the near term.

3Q12 YTD vs. 3Q11 YTD

        Year-to-date, EMEA RCB has experienced similar trends to those described above. Net income declined by 80%, primarily due to lower revenues and higher operating expenses and credit costs.

        Revenues were flat, as continued growth in the underlying business was offset by the absence of Akbank since the first quarter of 2012 as described above. Net interest revenue was up 16% driven by the absence of the Akbank investment funding costs as well as growth in deposits and retail loans of 5% and 14% respectively, partially offset by spread compression. Similar to the year-over-year discussion above, interest rate caps on credit cards, particularly in Turkey, and the continued liquidation of a higher yielding non-strategic retail banking portfolio were the main contributors to the lower spreads. Non-interest revenue decreased 24%, mainly reflecting the absence of Akbank. Period-over-period, cards purchase sales grew 17% and retail new loan volume grew 29%.

        Expenses increased 9% due to the impact of investment spending and repositioning charges in Poland, Central Europe and Pakistan as well as increased volumes.

        Provisions increased $28 million due to lower loan loss reserve releases, partially offset by lower net credit losses of $61 million. Net credit losses continued to improve, declining 43% due to the ongoing improvement in credit quality and a benefit from sale of written-off portfolios in Turkey, Poland and Hungary.

 LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (Latin America RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second-largest bank, with over 1,700 branches. At September 30, 2012, Latin America RCB had 2,200 retail branches, with 32.1 million customer accounts, $27.5 billion in retail banking loans and $47.3 billion in deposits. In addition, the business had 13.0 million Citi-branded card accounts with $14.2 billion in outstanding loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$1,687	$1,654	2%	$4,970	$4,836	3%
Non-interest revenue	732	763	(4)	2,212	2,283	(3)

Total revenues, net of interest expense	$2,419	$2,417	—	$7,182	$7,119	1%

Total operating expenses	$1,387	$1,487	(7)%	$4,114	$4,348	(5)%

Net credit losses	$433	$406	7%	$1,263	$1,238	2%
Credit reserve build (release)	29	63	(54)	262	(105)	NM
Provision for benefits and claims	46	38	21	121	98	23

Provisions for loan losses and for benefits and claims (LLR & PBC)	$508	$507	—	$1,646	$1,231	34%

Income from continuing operations before taxes	$524	$423	24%	$1,422	$1,540	(8)%
Income taxes	119	84	42	313	332	(6)

Income from continuing operations	$405	$339	19%	$1,109	$1,208	(8)%
Net income (loss) attributable to noncontrolling interests	—	—	—	(2)	(1)	(100)%

Net income	$405	$339	19%	$1,111	$1,209	(8)%

Average assets (in billions of dollars)	$79	$80	(1)%	$79	$80	—
Return on assets	2.04%	1.68%		1.88%	2.02%
Average deposits (in billions of dollars)	44.6	45.5	—	44.9	46.2	(3)

Net credit losses as a percentage of average loans	4.25%	4.43%

Revenue by business
Retail banking	$1,452	$1,394	4%	$4,278	$4,125	4%
Citi-branded cards	967	1,023	(5)	2,904	2,994	(3)

Total	$2,419	$2,417	—	$7,182	$7,119	1%

Income from continuing operations by business
Retail banking	$214	$169	27%	$639	$700	(9)%
Citi-branded cards	191	170	12	470	508	(7)

Total	$405	$339	19%	$1,109	$1,208	(8)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$2,419	$2,417	—%	$7,182	$7,119	1%
Impact of FX translation(1)	—	(151)		—	(536)

Total revenues—ex-FX	$2,419	$2,266	7%	$7,182	$6,583	9%

Total operating expenses—as reported	$1,387	$1,487	(7)%	$4,114	$4,348	(5)%
Impact of FX translation(1)	—	(101)		—	(346)

Total operating expenses—ex-FX	$1,387	$1,386	—%	$4,114	$4,002	3%

Provisions for LLR & PBC—as reported	$508	$507	—%	$1,646	$1,231	34%
Impact of FX translation(1)	—	(47)		—	(130)

Provisions for LLR & PBC—ex-FX	$508	$460	10%	$1,646	$1,101	50%

Net income—as reported	$405	$339	19%	$1,111	$1,209	(8)%
Impact of FX translation(1)	—	(9)	—	—	(69)	—

Net income—ex-FX	$405	$330	23%	$1,111	$1,140	(3)%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.

NM Not meaningful

The discussion of the results of operations for Latin America RCB below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Latin America RCB's results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

 3Q12 vs. 3Q11

        Net income increased 23%, mainly driven by higher revenues, partially offset by higher credit costs.

        Revenues were up 7%, primarily due to loan growth across the region, particularly in Mexico. The business experienced increased demand for a number of different loans, predominantly personal installment loans and credit cards. Net interest revenue increased 8% due to growth in loans and deposits, partially offset by continued spread compression from higher credit quality customers. Average loans increased in both retail banking and cards, by 27% and 13%, respectively, and deposits grew by 4%. Non-interest revenue increased 3%, primarily due to increased business volumes in Citi's private pension fund and insurance businesses.

        Expenses were flat, as higher volume-related expenses were offset by lower advertising and increased efficiency saves.

        Provisions increased 10% due to higher net credit losses resulting from the growing loan portfolio, in particular personal loans.

3Q12 YTD vs. 3Q11 YTD

        Year-to-date, Latin America RCB has experienced similar trends to those described above. Net income declined 3% as increased credit provisions were mostly offset by higher revenues.

        Revenues increased 9% primarily due to higher volumes, mostly in Mexico personal loans and cards. This increase in volumes, which was partly offset by spread compression, resulted in net interest revenue increasing 10%. Non-interest revenue was up 5%, primarily due to the increased business volumes in Citi's pension fund and insurance businesses.

        Expenses increased 3% primarily due to higher volumes, account acquisition and sales incentives, partially offset by reengineering actions.

        Provisions increased 50% mainly as a result of loan loss reserve builds driven by the loan growth.

 ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in South Korea, Australia, Singapore, Japan, Taiwan, Hong Kong, India and Indonesia. Citi's Japan Consumer Finance business, which Citi has been exiting since 2008, is included in Citi Holdings. At September 30, 2012, Asia RCB had 618 retail branches, 16.8 million customer accounts, $69.3 billion in retail banking loans and $113.1 billion in deposits. In addition, the business had 15.9 million Citi-branded card accounts with $20 billion in outstanding loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$1,268	$1,360	(7)%	$3,877	$4,033	(4)%
Non-interest revenue	710	707	—	2,046	1,956	5

Total revenues, net of interest expense	$1,978	$2,067	(4)%	$5,923	$5,989	(1)%

Total operating expenses	$1,202	$1,142	5%	$3,509	$3,447	2%

Net credit losses	$217	$236	(8)%	$606	$673	(10)%
Credit reserve build (release)	(34)	(40)	15	(56)	(94)	40

Provisions for loan losses	$183	$196	(7)%	$550	$579	(5)%

Income from continuing operations before taxes	$593	$729	(19)%	$1,864	$1,963	(5)%
Income taxes	144	167	(14)	464	469	(1)

Income from continuing operations	$449	$562	(20)%	$1,400	$1,494	(6)%
Net income attributable to noncontrolling interests	—	—	—	—	—	—

Net income	$449	$562	(20)%	$1,400	$1,494	(6)%

Average assets (in billions of dollars)	$127	$123	3%	$125	$121	3%
Return on assets	1.41%	1.81%		1.50%	1.65%
Average deposits (in billions of dollars)	112	112	—	111	111	—

Net credit losses as a percentage of average loans	0.98%	1.08%

Revenue by business
Retail banking	$1,186	$1,282	(7)%	$3,561	$3,713	(4)%
Citi-branded cards	792	785	1	2,362	2,276	4

Total	$1,978	$2,067	(4)%	$5,923	$5,989	(1)%

Income from continuing operations by business
Retail banking	$247	$362	(32)%	$784	$958	(18)%
Citi-branded cards	202	200	1	616	536	15

Total	$449	$562	(20)%	$1,400	$1,494	(6)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$1,978	$2,067	(4)%	$5,923	$5,989	(1)%
Impact of FX translation(1)	—	(43)		—	(119)

Total revenues—ex-FX	$1,978	$2,024	(2)%	$5,923	$5,870	1%

Total operating expenses—as reported	$1,202	$1,142	5%	$3,509	$3,447	2%
Impact of FX translation(1)	—	(24)		—	(65)

Total operating expenses—ex-FX	$1,202	$1,118	8%	$3,509	$3,382	4%

Provisions for loan losses—as reported	$183	$196	(7)%	$550	$579	(5)%
Impact of FX translation(1)	—	(3)		—	(10)

Provisions for loan losses—ex-FX	$183	$193	(5)%	$550	$569	(3)%

Net income—as reported	$449	$562	(20)%	$1,400	$1,494	(6)%
Impact of FX translation(1)	—	(13)	—	—	(36)	—

Net income—ex-FX	$449	$549	(18)%	$1,400	$1,458	(4)%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.

NM Not meaningful

The discussion of the results of operations for Asia RCB below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Asia RCB's results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

 3Q12 vs. 3Q11

        Net income decreased 18%, primarily due to lower revenues and higher expenses, partially offset by an improvement in net credit losses.

        Revenues decreased 2% due to a decline in net interest revenue and overall decreased revenues in Korea and Japan. Net interest revenue decreased 5%, as the benefit of higher average loan and deposit balances were offset by spread compression, mainly in retail lending. Spread compression continued to reflect improvements in the customer risk profile, stricter underwriting criteria and certain regulatory changes in Korea where, as previously disclosed, policy actions, including rate caps and other initiatives, have been implemented to slow the growth of consumer credit in that market, thus impacting volume growth, lending rates and fees. Spread compression is expected to continue to have a negative impact on net interest revenue as regulatory pressure and low interest rates persist. Non-interest revenue increased 2%, reflecting growth in Citi-branded cards purchase sales, partially offset by a decrease in revenue from investment sales/foreign exchange products. Despite the continued spread compression and regulatory changes in the region, the underlying business metrics continued to grow, with average retail loans up 6% and average card loans up 3%.

        Expenses were up 8%, in part due to approximately $20 million of repositioning charges in Korea as the business began to rationalize the distribution network and re-focus client segmentation due to the changing regulatory environment. These changes also more closely align the Korea retail franchise with Citi's urban-based global strategy. Citi expects to incur additional repositioning charges in the fourth quarter of 2012 related to these efforts. The increase in expenses was also due to increased investment spending, including China cards and branches, higher volume-driven expenses, and increased regulatory costs.

        Provisions decreased 5%, reflecting continued credit quality improvement. Citi continues to believe credit costs will increase marginally in line with portfolio growth.

3Q12 YTD vs. 3Q11 YTD

        Net income decreased 4% mainly due to higher expenses while revenues were flat.

        Revenues increased 1% partly due to the absence of the previously disclosed charges relating to the repurchase of certain Lehman structured notes (approximately $70 million) in the prior-year-to-date period. Net interest revenue declined 2% as an increase in lending and deposit volumes was more than offset by the continued spread compression. Non-interest revenue increased 6%, reflecting growth in Citi-branded cards purchase sales and the absence of the Lehman-related charges mentioned above, partially offset by lower revenue from investment sales/foreign exchange products.

        Expenses were up 4%, due primarily to growth in business volumes, the Korea repositioning charges described above, investment spending and regulatory expenses.

        Provisions decreased 3% reflecting the continued credit quality improvement. Credit quality improvement was partially offset by the increasing volumes in the region and higher provisions in Korea, partly due to the impact of the regulatory changes.

 INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading, institutional brokerage, underwriting, lending and advisory services. ICG's international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At September 30, 2012, ICG had approximately $1.1 trillion of assets and $545 billion of deposits.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Commissions and fees	$1,011	$1,159	(13)%	$3,233	$3,425	(6)%
Administration and other fiduciary fees	663	649	2	2,101	2,127	(1)
Investment banking	1,000	590	69	2,604	2,384	9
Principal transactions	731	1,665	(56)	4,081	5,213	(22)
Other	37	1,530	(98)	(43)	1,708	NM

Total non-interest revenue	$3,442	$5,593	(38)%	$11,976	$14,857	(19)%
Net interest revenue (including dividends)	3,986	3,848	4	11,682	11,327	3

Total revenues, net of interest expense	$7,428	$9,441	(21)%	$23,658	$26,184	(10)%

Total operating expenses	$4,877	$5,045	(3)%	$14,959	$15,502	(4)%

Net credit losses	$143	87	64	$207	$447	(54)
Provision (release) for unfunded lending commitments	(26)	45	NM	(11)	41	NM
Credit reserve build (release)	(149)	32	NM	(4)	(418)	99

Provisions for loan losses and benefits and claims	$(32)	$164	NM	$192	$70	NM

Income from continuing operations before taxes	$2,583	$4,232	(39)%	$8,507	$10,612	(20)%
Income taxes	606	1,208	(50)	1,977	2,983	(34)

Income from continuing operations	$1,977	$3,024	(35)%	$6,530	$7,629	(14)%
Net income attributable to noncontrolling interests	14	5	NM	105	27	NM

Net income	$1,963	$3,019	(35)%	$6,425	$7,602	(15)%

Average assets (in billions of dollars)	$1,044	$1,043	—	$1,036	$1,029	1%
Return on assets	0.75%	1.15%		0.83%	0.99%

Revenues by region
North America	$2,062	$3,065	(33)%	$6,642	$8,737	(24)%
EMEA	2,378	3,192	(26)	7,765	8,630	(10)
Latin America	1,249	965	29	3,667	3,091	19
Asia	1,739	2,219	(22)	5,584	5,726	(2)

Total revenues	$7,428	$9,441	(21)%	$23,658	$26,184	(10)%

Income from continuing operations by region
North America	$352	$786	(55)%	$1,218	$1,832	(34)%
EMEA	629	1,021	(38)	2,153	2,687	(20)
Latin America	520	375	39	1,550	1,276	21
Asia	476	842	(43)	1,609	1,834	(12)

Total income from continuing operations	$1,977	$3,024	(35)%	$6,530	$7,629	(14)%

Average loans by region (in billions of dollars)
North America	$90	$70	29%	$83	$68	22%
EMEA	54	48	13	52	46	13
Latin America	34	30	13	34	28	21
Asia	65	54	20	63	49	29

Total average loans	$243	$202	20%	$232	$191	21%

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

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$2,463	$2,348	5%	$7,039	$6,909	2%
Non-interest revenue	2,307	4,377	(47)%	8,411	11,320	(26)

Revenues, net of interest expense	$4,770	$6,725	(29)%	$15,450	$18,229	(15)%
Total operating expenses	3,486	3,578	(3)	10,768	11,277	(5)
Net credit losses	56	70	(20)	93	424	(78)
Provision (release) for unfunded lending commitments	(26)	54	NM	(17)	50	NM
Credit reserve build (release)	(103)	50	NM	(32)	(427)	93

Provisions for credit losses	$(73)	$174	NM	$44	$47	(6)%

Income before taxes and noncontrolling interests	$1,357	$2,973	(54)%	$4,638	$6,905	(33)%
Income taxes	226	831	(73)	790	1,858	(57)

Income from continuing operations	$1,131	$2,142	(47)%	$3,848	$5,047	(24)%
Net income attributable to noncontrolling interests	11	—	—	93	13	NM

Net income	$1,120	$2,142	(48)%	$3,755	$5,034	(25)%

Average assets (in billions of dollars)	$903	$910	(1)%	$900	$900	—%
Return on assets	0.49%	0.93%		0.56%	0.75%

Revenues by region
North America	$1,439	$2,445	(41)%	$4,713	$6,898	(32)%
EMEA	1,511	2,299	(34)	5,074	6,002	(15)
Latin America	802	521	54	2,314	1,791	29
Asia	1,018	1,460	(30)	3,349	3,538	(5)

Total revenues	$4,770	$6,725	(29)%	$15,450	$18,229	(15)%

Income from continuing operations by region
North America	$232	$674	(66)%	$848	$1,485	(43)%
EMEA	346	735	(53)	1,223	1,840	(34)
Latin America	363	207	75	1,030	776	33
Asia	190	526	(64)	747	946	(21)

Total income from continuing operations	$1,131	$2,142	(47)%	$3,848	$5,047	(24)%

Securities and Banking revenue details (excluding CVA/DVA)
Total investment banking	$926	$736	26%	$2,645	$2,672	(1)%
Fixed income markets	3,697	2,270	63	11,251	9,175	23
Equity markets	510	290	76	1,963	2,169	(9)
Lending	194	1,032	(81)	858	1,644	(48)
Private bank	590	546	8	1,736	1,621	7
Other Securities and Banking	(348)	(37)	NM	(1,026)	(858)	(20)

Total Securities and Banking revenues (ex-CVA/DVA)	$5,569	$4,837	15%	$17,427	$16,423	6%

CVA/DVA	$(799)	$1,888	NM	$(1,977)	$1,806	NM

Total revenues, net of interest expense	$4,770	$6,725	(29)%	$15,450	$18,229	(15)%

NM Not meaningful

 3Q12 vs. 3Q11

        Net income decreased 48% due to the approximately $1.1 billion of negative CVA/DVA and lending hedges related to accrual loans (see table below) during the third quarter of 2012. Excluding CVA/DVA and the lending hedges, net income increased $1.2 billion, primarily driven by a 41% increase in revenues.

        Revenues decreased 29% driven by the negative CVA/DVA and mark-to-market losses on hedges related to accrual loans. Excluding CVA/DVA and the gains/losses on hedges related to accrual loans:

  •
  Revenues increased 41%, reflecting higher revenues across all major S&B businesses.

  •
  Fixed income markets revenues increased 63%, reflecting significantly higher trading revenues in credit-related and securitized products, as well as strong performance in rates and currencies.

  •
  Equity markets revenues increased 76%, driven by improved derivatives performance as well as the absence of proprietary trading losses in the prior-year period, partially offset by lower cash equity volumes. Despite this positive performance, Citi believes that, given the macroeconomic environment, equity markets could continue to be negatively affected by low levels of client activity going forward.

  •
  Investment banking revenues increased 26%, reflecting higher revenues in debt underwriting, equity underwriting and advisory. Overall, Citi's market share in investment banking continued to increase year-to-date in all major products.

  •
  Lending revenues rose 35%, reflecting higher lending volumes and improved spreads.

  •
  Private Bank revenues increased 8%, driven primarily by growth in North America lending and deposits.

        Expenses decreased 3%, driven by efficiency savings from ongoing reengineering programs.

        Provisions decreased by $247 million to a negative $73 million, primarily reflecting loan loss reserve releases due to portfolio improvement.

3Q12 YTD vs. 3Q11 YTD

        Net income decreased 25%, primarily due to the approximately $2.4 billion of negative CVA/DVA and lending hedges related to accrual loans during the first nine months of 2012 (see table below). Excluding CVA/DVA and the lending hedges, net income increased 51% due to increased revenues and decreased expenses.

        Revenues decreased 15% primarily due to the negative CVA/DVA and mark-to-market losses on hedges related to accrual loans. Excluding CVA/DVA and the gains/losses on hedges related to accrual loans:

  •
  Revenues increased 14%, reflecting stronger performance in fixed income markets, lending and the Private Bank, partially offset by decreases in equity markets and investment banking.

  •
  Fixed income markets revenues increased 23%, reflecting strong performance in rates and currencies and credit-related products.

  •
  Equity markets revenues decreased 9%, driven by lower cash volumes resulting from lower industry volumes, particularly in cash equities. This decline was partially offset by improved derivatives performance as well as the absence of proprietary trading losses in the prior year-to-date period.

  •
  Investment banking revenues decreased 1%, reflecting reduced industry-wide deal volume in most products.

  •
  Lending revenues increased 36%, primarily driven by increased volumes in the Corporate loan portfolio.

  •
  Private Bank revenues increased 7%, driven primarily by the growth in North America lending and deposits.

        Expenses decreased 5%, driven by efficiency savings from ongoing reengineering programs and lower compensation costs.

        Provisions decreased by 6%, primarily due to a specific recovery in the first quarter of 2012, which resulted in lower net credit losses for the first nine months of 2012. This was partially offset by lower loan loss reserve releases for the first nine months of 2012.

In millions of dollars	Three Months Ended Sept. 30, 2012	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011
S&B CVA/DVA
Fixed Income Markets	$(672)	$1,531	$(1,614)	$1,452
Equity Markets	(117)	345	(350)	347
Private Bank	(10)	12	(13)	7

Total S&B CVA/DVA	$(799)	$1,888	$(1,977)	$1,806

S&B Hedges on Accrual Loans gain (loss)(1)	$(252)	$702	$(440)	$692

(1)
Hedges on S&B accrual loans reflect the mark-to-market on credit derivatives used to hedge the corporate loan accrual portfolio. The fixed premium cost of these hedges is included (netted against) the core lending revenues to reflect the cost of the credit protection.

 TRANSACTION SERVICES

        Transaction Services is composed of Treasury and Trade Solutions and Securities and Fund Services. Treasury and Trade Solutions provides comprehensive cash management and trade finance services for corporations, financial institutions and public sector entities worldwide. Securities and Fund Services provides securities services to investors, such as global asset managers, custody and clearing services to intermediaries, such as broker-dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from net interest revenue on deposits and trade loans as well as fees for transaction processing and fees on assets under custody and administration.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$1,523	$1,500	2%	$4,643	$4,418	5%
Non-interest revenue	1,135	1,216	(7)	3,565	3,537	1

Total revenues, net of interest expense	$2,658	$2,716	(2)%	$8,208	$7,955	3%
Total operating expenses	1,391	1,467	(5)	4,191	4,225	(1)
Provisions (releases) for credit losses and for benefits and claims	41	(10)	NM	148	23	NM

Income before taxes and noncontrolling interests	$1,226	$1,259	(3)%	$3,869	$3,707	4%
Income taxes	380	377	1	1,187	1,125	6
Income from continuing operations	846	882	(4)	2,682	2,582	4
Net income attributable to noncontrolling interests	3	5	(40)	12	14	(14)

Net income	$843	$877	(4)%	$2,670	$2,568	4%

Average assets (in billions of dollars)	$141	$133	6%	$136	$129	5%
Return on assets	2.38%	2.62%		2.62%	2.66%

Revenues by region
North America	$623	$620	—%	$1,929	$1,839	5%
EMEA	867	893	(3)	2,691	2,628	2
Latin America	447	444	1	1,353	1,300	4
Asia	721	759	(5)	2,235	2,188	2

Total revenues	$2,658	$2,716	(2)%	$8,208	$7,955	3%

Income from continuing operations by region
North America	$120	$112	7%	$370	$347	7%
EMEA	283	286	(1)	930	847	10
Latin America	157	168	(7)	520	500	4
Asia	286	316	(9)	862	888	(3)

Total income from continuing operations	$846	$882	(4)%	$2,682	$2,582	4%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$2,658	$2,716	(2)%	$8,208	$7,955	3%
Impact of FX translation(1)	—	(82)		—	(236)

Total revenues—ex-FX	$2,658	$2,634	1%	$8,208	$7,719	6%

Total operating expenses—as reported	$1,391	$1,467	(5)%	$4,191	$4,225	(1)%
Impact of FX translation(1)	—	(20)		—	(60)

Total operating expenses—ex-FX	$1,391	$1,447	(4)%	$4,191	$4,165	1%

Net income—as reported	$843	$877	(4)%	$2,670	$2,568	4%
Impact of FX translation(1)	—	(65)			(164)

Net income—ex-FX	$843	$812	4%	$2,670	$2,404	11%

Key indicators (in billions of dollars)
Average deposits and other customer liability balances—as reported	$415	$365	14%	$396	$362	9%
Impact of FX translation(1)	—	(10)	—	—	(8)	—

Average deposits and other customer liability balances—ex-FX	$415	$355	17%	$396	$354	12%

EOP assets under custody(2) (in trillions of dollars)	$12.8	$12.1	6%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.

(2)
Includes assets under custody, assets under trust and assets under administration.

NM Not meaningful

The discussion of the results of operations for Transaction Services below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Transaction Services' results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

 3Q12 vs. 3Q11

        Net income increased 4%, reflecting growth in revenues and a reduction in expenses.

        Revenues increased 1% as higher balances were mostly offset by lower market volumes reflecting a general market slowdown and continued spread compression. Treasury and Trade Solutions revenues were up 4%, driven by growth in trade as end of period trade loans grew 33%. Cash management revenues also grew, reflecting growth in deposit balances and fees, partially offset by continued spread compression due to the continued low interest rate environment. Securities and Fund Services revenues decreased 8%, primarily driven by lower settlement volumes.

        Expenses were down 4% driven by efficiency savings.

        Average deposits and other customer liabilities grew 17%, despite market pressures, driven by focused deposit building activities as well as continued market demand for U.S. dollar deposits (for additional information on Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below).

3Q12 YTD vs. 3Q11 YTD

        Year-to-date, Transaction Services has experienced similar trends to those described above. Net income increased 11%, primarily due to the growth in revenues.

        Revenues increased 6%, as increased loan and deposit balances as well as growth in fees more than offset continued spread compression. Treasury and Trade Solutions revenues increased 10%, driven primarily by the growth in trade and deposit balances. Securities and Fund Services revenues decreased 3%, driven by lower market activity.

        Expenses increased 1% due primarily to investment spending, which was largely complete as of the end of 2011.

 CITI HOLDINGS

        Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Citi Holdings consists of the following: Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.

        Consistent with its strategy, Citi intends to continue to exit these businesses and portfolios as quickly as practicable in an economically rational manner. To date, the decrease in Citi Holdings assets has been primarily driven by asset sales and business dispositions, as well as portfolio run-off and pay-downs. Asset levels have also been impacted, and will continue to be impacted, by charge-offs and revenue marks as and when appropriate. Citi expects the wind down of the assets in Citi Holdings will continue, although not likely at the pace experienced in the third quarter of 2012, which included a $12 billion decline in assets relating to the Morgan Stanley Smith Barney (MSSB) transaction (see below).

        As of September 30, 2012, Citi Holdings' assets were approximately $171 billion, a decrease of approximately 31% year-over-year and a decrease of 10% from June 30, 2012. The decline in assets from the second quarter of 2012 was composed of a decline of approximately $12 billion of assets related to MSSB (consisting of $6.6 billion related to the sale of Citi's 14% interest and approximately $6 billion of margin loans), $4 billion of other asset sales and business dispositions, $3 billion of run-off and pay-downs, and $1 billion of charge-offs and revenue marks. Citi Holdings represented approximately 9% of Citi's assets as of September 30, 2012, while Citi Holdings' risk-weighted assets (as defined under current regulatory guidelines) of approximately $156 billion at September 30, 2012 represented approximately 16% of Citi's risk-weighted assets as of such date.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$668	$773	(14)%	$1,950	$2,840	(31)%
Non-interest revenue	(4,358)	354	NM	(3,842)	2,343	NM

Total revenues, net of interest expense	$(3,690)	$1,127	NM	$(1,892)	$5,183	NM

Provisions for credit losses and for benefits and claims
Net credit losses	$1,807	$1,881	(4)%	$4,870	$7,064	(31)%
Credit reserve build (release)	(797)	(532)	(50)	(1,597)	(2,665)	40

Provision for loan losses	$1,010	$1,349	(25)%	$3,273	$4,399	(26)%
Provision for benefits and claims	160	204	(22)	496	591	(16)
Provision (release) for unfunded lending commitments	(16)	(3)	NM	(61)	10	NM

Total provisions for credit losses and for benefits and claims	$1,154	$1,550	(26)%	$3,708	$5,000	(26)%

Total operating expenses	$1,190	$1,512	(21)%	$3,646	$4,609	(21)%

Loss from continuing operations before taxes	$(6,034)	$(1,935)	NM	$(9,246)	$(4,426)	NM
Benefits for income taxes	(2,472)	(714)	NM	(3,741)	(1,637)	NM

(Loss) from continuing operations	$(3,562)	$(1,221)	NM	$(5,505)	$(2,789)	(97)%
Net income attributable to noncontrolling interests	—	7	(100)%	3	118	(97)

Citi Holdings net loss	$(3,562)	$(1,228)	NM	$(5,508)	$(2,907)	(89)%

Balance sheet data (in billions of dollars)
Total EOP assets	$171	$247	(31)%

Total EOP deposits	$67	$68	(2)%

NM Not meaningful

 BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM) primarily consists of Citi's remaining investment in, and assets related to, the Morgan Stanley Smith Barney joint venture (MSSB). At September 30, 2012, BAM had approximately $9 billion of assets, or approximately 5% of Citi Holdings' assets, of which approximately $8 billion related to MSSB. At September 30, 2012, MSSB assets were composed of an approximately $4.7 billion equity investment and $3 billion of other MSSB financing (consisting of approximately $2 billion of preferred stock and $1 billion of loans). The remaining assets in BAM consist of other retail alternative investments.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$(117)	$(42)	NM	$(368)	$(132)	NM
Non-interest revenue	(4,687)	97	NM	(4,395)	371	NM

Total revenues, net of interest expense	$(4,804)	$55	NM	$(4,763)	$239	NM

Total operating expenses	$84	$145	(42)%	$367	$549	(33)%

Net credit losses	$—	$3	(100)%	$—	$4	(100)%
Credit reserve build (release)	—	—	—	(1)	(3)	67
Provision for unfunded lending commitments	—	(1)	100	—	—	—
Provision (release) for benefits and claims	—	11	(100)	—	28	(100)

Provisions for credit losses and for benefits and claims	$—	$13	(100)%	$(1)	$29	NM

Income (loss) from continuing operations before taxes	$(4,888)	$(103)	NM	$(5,129)	$(339)	NM
Income taxes (benefits)	(1,870)	(20)	NM	(1,951)	(146)	NM

Loss from continuing operations	$(3,018)	$(83)	NM	$(3,178)	$(193)	NM
Net income attributable to noncontrolling interests	1	7	(86)	3	10	(70)%

Net (loss)	$(3,019)	$(90)	NM	$(3,181)	$(203)	NM

EOP assets (in billions of dollars)	$9	$26	(65)%
EOP deposits (in billions of dollars)	58	54	7

NM Not meaningful

3Q12 vs. 3Q11

        The net loss in BAM increased by $2.9 billion due to the charge related to MSSB, consisting of (i) an $800 million after-tax loss on Citi's sale of the 14% interest in MSSB to Morgan Stanley and (ii) a $2.1 billion after-tax other-than-temporary impairment of the carrying value of Citigroup's remaining 35% interest in MSSB. For additional information on the agreement entered into with Morgan Stanley regarding MSSB on September 11, 2012, see Citi's Form 8-K filed with the SEC on September 11, 2012 and Note 11 to the Consolidated Financial Statements. Excluding the impact of MSSB, the net loss in BAM increased from the prior-year period, driven by lower revenues, partially offset by improved expenses and provisions.

        Revenues decreased by $4.9 billion due to the MSSB impact described above. Excluding this impact, revenues in BAM were negative $120 million in the third quarter of 2012, compared to $55 million in the prior-year period, due to higher funding costs related to MSSB assets, lower equity contribution from MSSB and lower private equity marks in the current quarter.

        Expenses decreased 42%, primarily driven by lower legal and related costs.

        Provisions decreased by $13 million due to the absence of certain credit costs recorded in the prior-year period.

3Q12 YTD vs. 3Q11 YTD

        Due to the charge related to MSSB in the third quarter of 2012 described above, the net loss in BAM increased by $3.0 billion and revenues decreased by $5.0 billion, each compared to the prior year-to-date period. Excluding the impact of MSSB, the net loss in BAM increased from the prior year-to-date period mainly due to higher funding costs partially offset by lower expenses.

        Revenues were negative $79 million, excluding the impact of MSSB, compared to $239 million in the prior year-to-date period, driven by higher funding costs related to MSSB assets.

        Expenses decreased 33%, driven by lower legal and related cost and divestures.

        Provisions decreased by $30 million due to the absence of certain credit costs recorded in the prior year-to-date period.

 LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL) includes a substantial portion of Citigroup's North America mortgage business (see "North America Consumer Mortgage Lending" below), CitiFinancial North America (consisting of the OneMain and CitiFinancial Servicing businesses), remaining student loans and credit card portfolios, and other local consumer finance businesses globally (including Western European cards and retail banking and Japan Consumer Finance). At September 30, 2012, LCL consisted of approximately $134 billion of assets (with approximately $123 billion in North America), or approximately 78% of Citi Holdings assets, and thus represents the largest segment within Citi Holdings. The North America assets primarily consist of residential mortgages (residential first mortgages and home equity loans), which stood at $95 billion as of September 30, 2012.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$839	$1,050	(20)%	$2,551	$3,283	(22)%
Non-interest revenue	265	249	6	810	880	(8)

Total revenues, net of interest expense	$1,104	$1,299	(15)%	$3,361	$4,163	(19)%

Total operating expenses	$987	$1,306	(24)%	$3,031	$3,822	(21)%

Net credit losses	$1,824	$1,676	9%	$4,866	$5,969	(18)%
Credit reserve build (release)	(760)	(255)	NM	(1,466)	(993)	(48)
Provision for benefits and claims	160	193	(17)	496	563	(12)

Provisions for credit losses and for benefits and claims	$1,224	$1,614	(24)%	$3,895	$5,539	(30)%

(Loss) from continuing operations before taxes	$(1,107)	$(1,621)	32%	$(3,565)	$(5,198)	31%
Benefits for income taxes	(413)	(610)	32	(1,417)	(1,989)	29

(Loss) from continuing operations	$(694)	$(1,011)	31%	$(2,148)	$(3,209)	33%
Net income attributable to noncontrolling interests	(1)	—	—	—	—	—

Net (loss)	$(693)	$(1,011)	31%	$(2,148)	$(3,209)	33%

Average assets (in billions of dollars)	$136	$184	(26)%	$145	$193	(25)%

Net credit losses as a percentage of average loans	5.97%	4.29%

3Q12 vs. 3Q11

        The net loss in LCL improved by 31%, driven primarily by the improved credit environment in North America mortgages, lower volumes and divestitures.

        Revenues decreased 15%, primarily due to a 20% net interest revenue decline resulting from a 26% decline in loan balances. This decline was driven by continued asset sales, divestitures and run-off consistent with the overall Citi Holdings strategy. Non-interest revenue increased 6%, primarily due to a lower repurchase reserve build ($200 million in the current quarter compared to $296 million in the third quarter of 2011) (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties" below).

        Expenses decreased 24%, driven by lower volumes and divestitures and reduced legal and related expenses. While legal and related expenses in LCL declined year-over-year, they remained elevated due to the independent review and borrower outreach process required by the Consent Orders entered into by Citi (and other large financial institutions) with the Federal Reserve and OCC in April 2011 (for additional information, see "Citi Holdings—Local Consumer Lending" in Citi's First Quarter 2012 Form 10-Q), additional reserving actions related to payment protection insurance (see "Payment Protection Insurance" below) and other legal and related matters impacting the business. The borrower outreach process has been further extended by the OCC from September 2012 to December 2012, and could be further extended. As a result of these continued extensions, Citi believes its expenses relating to the independent review and borrower outreach process required under the Consent Orders will continue to be elevated and will also continue to be dependent on future changes, if any, in the size and scope of the process (e.g., borrower response rates).

        Provisions decreased 24%, driven primarily by the improved credit environment in North America mortgages, lower volumes and divestitures. Net credit losses increased by 9%, but were impacted by incremental charge-offs of approximately $635 million relating to new OCC guidance regarding the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy (see Note 1 to the Consolidated Financial Statements). Substantially all of these charge-offs were offset by a reserve release of approximately $600 million.

        Excluding the incremental charge-offs arising from the new OCC guidance, net credit losses in LCL would have declined 29%, with net credit losses in North America mortgages decreasing by 13%, other portfolios in North America by 52% and international by 49%. These declines were driven by lower overall asset levels as well as credit improvements. While Citi expects some continued improvement in credit going forward, declines in net credit losses in LCL will largely be driven by declines in asset levels, including continued sales of delinquent residential first mortgages (see "Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending—North America Consumer Mortgage Quarterly Credit Trends" below). Net credit losses will also continue to be impacted by Citi's fulfillment of the terms of the national mortgage settlement (see "Managing Global Risk—Credit Risk—National Mortgage Settlement" below); however, Citi continues to believe that its loan loss reserves as of September 30, 2012 are sufficient to cover these losses. Net credit losses relating to the national mortgage settlement during the third quarter of 2012 were $41 million, compared to $43 million in the second quarter of 2012.

        Average assets declined 26%, driven by the impact of asset sales and portfolio run-off, including declines in North America mortgage loans ($15 billion) and international average assets ($12 billion).

3Q12 YTD vs. 3Q11 YTD

        Year-to-date, LCL has experienced similar trends to those described above. The net loss improved by 33%, driven by decreased credit costs due to lower asset levels and the improved credit environment.

        Revenues decreased 19% driven by a net interest revenue decrease of 22% due to portfolio run-off and asset sales. Non-interest revenue decreased 8% driven by the impact of divestitures and lower net servicing revenues in real estate lending, including the net write-down of the mortgage servicing rights asset (MSRs) in the second quarter of 2012, as previously disclosed. These decreases were partially offset by lower whole loan repurchase reserve builds ($533 million in the current year period compared to $642 million in the prior year-to-date period) (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties" below).

        Expenses decreased 21%, driven by lower volumes and divestitures as well as lower legal and related expenses.

        Provisions decreased 30%, driven by lower net credit losses, primarily due to lower overall asset levels, driven in part by the sale of delinquent loans, as well as credit improvements. Net credit losses decreased by 18%, with net credit losses in North America mortgages increasing by 10%, offset by decreases in other portfolios in North America by 57% and international by 48%. North America mortgage net credit losses were impacted by the incremental charge-offs relating to the new OCC guidance referenced above, as well as the approximately $370 million of incremental charge-offs related to anticipated forgiveness of principal in connection with the national mortgage settlement in the first quarter of 2012, as previously disclosed. Excluding the incremental charge-offs from the first quarter of 2012 and in the third quarter of 2012, net credit losses in North America mortgage would have declined by 20%.

Payment Protection Insurance

        As previously disclosed, over the past several years Citi, along with other financial institutions in the UK, has been subject to an increased number of claims relating to the sale of payment protection insurance products (PPI) (for additional information, see "Citi Holdings—Local Consumer Lending—Payment Protection Insurance" in Citi's 2011 Annual Report on Form 10-K and Second Quarter 2012 Form 10-Q). PPI is designed to cover a customer's loan repayments in the event of certain events, such as long-term illness or unemployment.

        The UK regulators, particularly the Financial Services Authority (FSA), have found certain problems across the industry with how these products were sold, including customers not realizing that the cost of PPI premiums was being added to their loan or PPI being unsuitable for the customer. Among other things, the FSA is requiring all firms engaged in the sale of PPI in the UK, including Citi, to proactively contact any customers who may have been mis-sold PPI after January 2005 and invite them to have their individual sale reviewed (Customer Contact Exercise). While Citi remains subject to customer complaints for the sale of PPI prior to January 2005, it is not required to proactively contact such customers. Citi initiated a pilot Customer Contact Exercise during the third quarter of 2012. The timing of the full Customer Contact Exercise is subject to discussion and agreement with the FSA.

        In addition, during the third quarter of 2012, the FSA requested that a number of firms re-evaluate PPI customer complaints that were reviewed and rejected prior to December 2010 to determine if, based on the current regulations for the assessment of PPI complaints, customers would have been entitled to redress (Customer Re-Evaluation Exercise).

        Redress, whether as a result of customer complaints pursuant to or outside of the required FSA Customer Contact Exercise, or pursuant to the Customer Re-Evaluation Exercise, generally involves the repayment of premiums and the refund of all applicable contractual interest together with compensatory interest of 8%. Citi estimates that the number of PPI policies sold after January 2005 (across all applicable Citi businesses in the UK) was approximately 417,000, for which premiums totaling approximately $490 million were collected.

        During the third quarter of 2012, Citi increased its reserves relating to potential PPI refunds by approximately $40 million (all of which was recorded in LCL), compared to a $76 million reserve increase in the second quarter of 2012. The increase in the reserves during the current quarter was primarily due to a continued elevated level of customer complaints outside of the Customer Contact Exercise, as well as the new Customer Re-Evaluation Exercise. Citi believes the trend in the number of PPI claims, the potential amount of refunds and the impact on Citi remains volatile and is subject to significant uncertainty and lack of predictability.

 SPECIAL ASSET POOL

        The Special Asset Pool (SAP) consists of a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce over time through asset sales and portfolio run-off. SAP had approximately $28 billion of assets as of September 30, 2012, which constituted approximately 16% of Citi Holdings' assets.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2012	2011		2012	2011
Net interest revenue	$(54)	$(235)	77%	$(233)	$(311)	25%
Non-interest revenue	64	8	NM	(257)	1,092	NM

Revenues, net of interest expense	$10	$(227)	NM	$(490)	$781	NM

Total operating expenses	$119	$61	95%	$248	$238	4%

Net credit losses	$(17)	$202	NM	$4	$1,091	(100)%
Credit reserve builds (releases)	(37)	(277)	87%	(130)	(1,669)	92
Provision (releases) for unfunded lending commitments	(16)	(2)	NM	(60)	10	NM

Provisions for credit losses and for benefits and claims	$(70)	$(77)	9%	$(186)	$(568)	67%

Income (loss) from continuing operations before taxes	$(39)	$(211)	82%	$(552)	$1,111	NM
Income taxes (benefits)	(189)	(84)	NM	(373)	498	NM

Net income (loss) from continuing operations	$150	$(127)	NM	$(179)	$613	NM
Net income (loss) attributable to noncontrolling interests	—	—	—	—	108	(100)%

Net income (loss)	$150	$(127)	NM	$(179)	$505	NM

EOP assets (in billions of dollars)	$28	$45	(38)%

NM Not meaningful

3Q12 vs. 3Q11

        Net income increased $277 million to $150 million, mainly driven by an increase in revenues and a tax benefit of approximately $200 million related to the sale of certain assets, partially offset by higher legal and related expenses and credit costs.

        Revenues increased by $237 million to $10 million. CVA/DVA was $23 million in the current quarter, compared to $50 million in the prior-year period. Excluding the impact of CVA/DVA, revenues in SAP were a negative $13 million, compared to a negative $277 million in the prior-year period. The improvement in revenues was driven in part by lower funding costs as well as higher non-interest revenue due to an improvement in asset values. The loss in net interest revenue improved due to the lower funding costs, but remained negative. Citi expects this situation to continue, as interest earning assets continue to be a smaller portion of the overall asset pool.

        Expenses increased 95%, driven by higher legal and related costs, partially offset by lower expenses from lower volume and asset levels.

        Provisions increased 9% year-over-year due to a decrease in loan loss reserve releases (a release of $37 million in the current quarter compared to a release of $277 million in the prior-year period), partially offset by a $219 million decrease in net credit losses.

        Assets declined 38% year-over-year, primarily driven by sales, amortization and prepayments.

3Q12 YTD vs. 3Q11 YTD

        Net income decreased $684 million, driven by a decline in revenues, higher expenses, and higher credit costs.

        Revenues decreased $1.3 billion driven by a non-interest revenue decline of $1.3 billion, partially offset by lower negative net interest revenue. The decrease in non-interest revenue was driven by lower gains on asset sales and lower positive private equity marks, as well as an aggregate repurchase reserve build in the first nine months of 2012 of $235 million related to private-label mortgage securitizations, as previously disclosed. The lower negative net interest revenue was driven by the continued decline in interest-earning assets as compared to non-interest earning assets, as described above.

        Expenses increased 4%, driven by higher legal and related costs, partially offset by lower expenses from lower volume and asset levels.

        Provisions increased 67% as a decrease in loan loss reserve releases (a release of $130 million in the current year-to-date period compared to a release of $1.7 billion in the prior year-to-date period) was partially offset by a $1.1 billion decrease in net credit losses.

 CORPORATE/OTHER

        Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expense and unallocated global operations and technology expenses, Corporate Treasury and Corporate items and discontinued operations. At September 30, 2012, this segment had approximately $302 billion of assets, or 16% of Citigroup's total assets, consisting primarily of Citi's liquidity portfolio (approximately $116 billion of cash and cash equivalents and $130 billion of liquid available-for-sale securities, each as of September 30, 2012).

	Third Quarter		Nine Months
In millions of dollars	2012	2011	2012	2011
Net interest revenue	$(136)	$(22)	$(144)	$(61)
Non-interest revenue	169	322	412	563

Revenues, net of interest expense	$33	$300	$268	$502

Total operating expenses	$764	$521	$2,156	$1,781
Provisions for loan losses and for benefits and claims	(1)	—	(1)	1

Loss from continuing operations before taxes	$(730)	$(221)	$(1,887)	$(1,280)
Benefits for income taxes	(675)	(147)	(1,093)	(593)

Loss from continuing operations	$(55)	$(74)	$(794)	$(687)
Income (loss) from discontinued operations, net of taxes	(31)	1	(37)	112

Net loss before attribution of noncontrolling interests	$(86)	$(73)	$(831)	$(575)
Net (loss) attributable to noncontrolling interests	8	(41)	80	(41)

Net loss	$(94)	$(32)	$(911)	$(534)

3Q12 vs. 3Q11

        The net loss of $94 million increased by $62 million due to a decrease in revenues and an increase in expenses. The net loss increased despite a $582 million tax benefit related to the resolution of certain tax audit items in the current quarter.

        Revenues decreased $267 million, primarily driven by the impact of hedging activities and lower investment yields, partially offset by lower debt costs and gains resulting from redemptions of trust preferred securities during the quarter (see "Capital Resources and Liquidity—Funding and Liquidity" below).

        Expenses increased by $243 million, largely driven by higher legal and related costs, as well as incremental firm-wide marketing expenses in the current quarter.

3Q12 YTD vs. 3Q11 YTD

        The net loss of $911 million increased by $377 million, notwithstanding the tax benefit referenced above, primarily due to the absence of a net gain of $117 million on the sale of the Egg Banking PLC credit card business in the prior year-to-date period.

        Revenues decreased $234 million, primarily driven by the impact of hedging activities and lower gains from the sale of minority interests,(6) partially offset by the lower debt costs and gains resulting from redemptions of trust preferred securities (see "Capital Resources and Liquidity—Funding and Liquidity" below).

        Expenses increased by $375 million, largely driven by higher legal and related costs as well as the incremental firm-wide marketing expenses.

(6)
The current year-to-date period includes an other-than-temporary impairment ($(1.2) billion) and a loss on a partial sale ($424 million) of Akbank T.A.S., Citi's equity investment in Turkey, in the first and second quarters of 2012, respectively. See Note 11 to the Consolidated Financial Statements. Also includes pretax gains on the sale of Citi's remaining interest in Housing Development Finance Corporation Ltd. (HDFC) of $1.1 billion and Shanghai Pudong Development Bank of $542 million, each in the first quarter of 2012. Second quarter of 2011 includes a $199 million gain on the partial sale of HDFC.

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

In billions of dollars	September 30, 2012	June 30, 2012	December 31, 2011	3Q12 vs. 2Q12 Increase (decrease)	% Change	3Q12 vs. 4Q11 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$204	$189	$184	$15	8%	$20	11%
Federal funds sold and securities borrowed or purchased under agreements to resell	278	273	276	5	2	2	1
Trading account assets	315	310	292	5	2	23	8
Investments	295	306	293	(11)	(4)	2	1
Loans, net of unearned income and allowance for loan losses	633	627	617	6	1	16	3
Other assets	206	211	212	(5)	(2)	(6)	(3)

Total assets	$1,931	$1,916	$1,874	$15	1%	$57	3%

Liabilities
Deposits	$945	$914	$866	$31	3%	$79	9%
Federal funds purchased and securities loaned or sold under agreements to repurchase	224	215	198	9	4	26	13
Trading account liabilities	130	129	126	1	1	4	3
Short-term borrowings and long-term debt	321	347	378	(26)	(7)	(57)	(15)
Other liabilities	122	125	126	(3)	(2)	(4)	(3)

Total liabilities	$1,742	$1,730	$1,694	$12	1%	$48	3%

Total equity	$189	$186	$180	$3	2%	$9	5%

Total liabilities and equity	$1,931	$1,916	$1,874	$15	1%	$57	3%

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

        During the third quarter of 2012, Citi's cash and deposits with banks increased 8% as compared to the prior quarter, primarily driven by a $31 billion increase in customer deposits (see "Capital Resources and Liquidity—Funding and Liquidity" below), cash generated from asset sales (including the $1.89 billion paid to Citi by Morgan Stanley for the 14% interest in MSSB, as described in Note 11 to the Consolidated Financial Statements) and inflows resulting from Citi's normal operations, partially offset by a $26 billion reduction of outstanding short-term borrowings and long-term debt.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)

        Federal funds sold consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks to third parties. During the third quarter of 2012, changes to Citi's federal funds sold were not significant.

        Reverse repurchase agreements and securities borrowing balances increased by 2% as compared to the second quarter of 2012. The majority of this increase was driven by the impact of FX translation, as well as a small increase in positions across the S&B fixed income businesses in response to customer flows.

Trading Account Assets

        Trading account assets include debt and marketable equity securities, derivatives in a net receivable position, residual interests in securitizations and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value, such as certain loans and purchase guarantees, are also included in trading account assets.

        Trading account assets increased 2% quarter-over-quarter, primarily due to increases in equity securities (up $8 billion) and foreign government securities (up $5 billion), partially offset by decreases in derivative assets (down $4 billion) and U.S. government and agency securities (down $2 billion). The increase in trading account assets quarter-over-quarter reflected growth in third quarter trading activity in a more positive market environment than the second quarter of 2012, as well as the impact of FX translation (which primarily impacted the growth in foreign government securities).

        Average trading account assets were $248 billion in the third quarter of 2012, compared to $251 billion in the second quarter of 2012.

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

        During the third quarter of 2012, Citi's investments decreased by 4%, primarily due to a $10 billion decrease in available-for-sale and non-marketable equity securities driven by modest rebalancing of the portfolio.

        For further information regarding investments, see Note 11 to the Consolidated Financial Statements.

Loans

        Loans represent the largest asset category of Citi's balance sheet. Citi's total loans, excluding allowance for loan losses, (as discussed throughout this section, net of unearned income) were $658 billion at September 30, 2012, compared to $654 billion at June 30, 2012 and $637 billion at September 30, 2011. Excluding the impact of FX translation in all periods, loans increased 1% versus the prior quarter, as growth in Citicorp continued to outpace loan declines in Citi Holdings. At September 30, 2012, Consumer and Corporate loans represented 62% and 38%, respectively, of Citi's total loans.

        In Citicorp, on a sequential basis, both Citicorp Corporate loans and Citicorp Consumer loans increased by 2%. The Corporate loan growth quarter-over-quarter was driven by Securities and Banking (3% growth). Consumer loans increased quarter-over-quarter due to the impact of FX translation. Excluding the impact of FX translation, Citicorp Consumer loans grew by $1 billion sequentially, due to retail and cards loan growth in Latin America.

        Year-over-year, Citicorp loans were up 11% to $537 billion as of September 30, 2012, including 5% growth in Consumer loans (4%, excluding the impact of FX translation) and 19% growth in Corporate loans (also 19%, excluding the impact of FX translation). The year-over-year growth in Consumer loans was primarily driven by international Global Consumer Banking, which increased 10% (7%, excluding the impact of FX translation), led by Latin America and Asia. Citi believes this growth reflected the continued economic growth in these regions, as well as its investment spending in these areas, which drove growth in both cards and retail banking loans, excluding the impact of FX translation. North America Consumer loans increased 1% year-over-year, driven by retail banking loans as the cards market continued to reflect both consumer deleveraging as well as CARD Act and other regulatory changes. As of September 30, 2012, approximately 52% of Citicorp Consumer loans were in North America, with the remainder in international Global Consumer Banking, the majority of which were in Asia.

        The increase in Corporate loans year-over-year was due to growth in both Transaction Services (up 31% year-over-year), primarily from increased trade finance lending in most regions, although growth slowed quarter-over-quarter reflecting the market environment. Growth in the Corporate loan portfolio was also driven by Securities and Banking (up 15% year-over-year), with increased borrowing across all client segments in most regions.

        In contrast, Citi Holdings loans declined 5% quarter-over-quarter and 21% as compared to the prior-year period, due to the continued run-off and asset sales in the portfolios.

        During the third quarter of 2012, average loans of $654 billion yielded an average rate of 7.4%, compared to $646 billion and 7.5% in the second quarter of 2012 and $644 billion and 7.8% in the third quarter of 2011 as rates fell during the time period.

        For further information on Citi's loan portfolios, see "Managing Global Risk—Credit Risk" below and Note 12 to the Consolidated Financial Statements.

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

        During the third quarter of 2012, other assets decreased 2% compared to the second quarter of 2012, primarily due to the impact of the MSSB transaction during the third quarter, including the sale of Citi's 14% ownership interest in MSSB and lower brokerage receivables due to the transfer of approximately $6 billion of margin loans to MSSB. These reductions were partially offset by the impact of FX translation.

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

Federal Funds Purchased and Securities Loaned or Sold Under Agreements To Repurchase (Repos)

        Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks from third parties. During the third quarter of 2012, changes to Citi's federal funds purchased were not significant.

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

        During the third quarter of 2012, trading account liabilities were essentially flat to the second quarter of 2012, primarily due to the impact of FX translation. In the third quarter of 2012, average trading account liabilities were $70 billion, down $12 billion from the prior quarter primarily due to lower average volumes of short equity positions.

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

Other Liabilities

        Other liabilities consist of brokerage payables and other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, repositioning, unfunded lending commitments, and other matters).

        During the third quarter of 2012, other liabilities declined 2% in comparison to the prior quarter, primarily due to a reduction in brokerage payables due to the transfer of customer balances in connection with the MSSB transaction.

 SEGMENT BALANCE SHEET AT SEPTEMBER 30, 2012(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Subtotal Citicorp	Citi Holdings	Corporate/Other, Discontinued Operations and Consolidating Eliminations	Total Citigroup Consolidated
Assets
Cash and due from banks	$8,874	$15,148	$24,022	$1,165	$8,615	$33,802
Deposits with banks	11,154	49,936	61,090	1,122	107,816	170,028
Federal funds sold and securities borrowed or purchased under agreements to resell	2,613	272,718	275,331	2,211	—	277,542
Brokerage receivables	—	29,710	29,710	4	1,363	31,077
Trading account assets	12,794	292,462	305,256	9,620	325	315,201
Investments	31,470	106,011	137,481	20,898	137,095	295,474
Loans, net of unearned income
Consumer	289,116	—	289,116	118,636	—	407,752
Corporate	—	247,628	247,628	3,043	—	250,671

Loans, net of unearned income	289,116	247,628	536,744	121,679	—	658,423
Allowance for loan losses	(12,188)	(2,640)	(14,828)	(11,088)	—	(25,916)

Total loans, net	$276,928	$244,988	$521,916	$110,591	$—	$632,507
Goodwill	14,757	11,007	25,764	151	—	25,915
Intangible assets (other than MSRs)	4,836	806	5,642	321	—	5,963
Mortgage servicing rights (MSRs)	1,231	84	1,315	605	—	1,920
Other assets	29,795	40,865	70,660	24,207	47,006	141,873
Assets of discontinued operations held for sale	—	—	—	—	44	44

Total assets	$394,452	$1,063,735	$1,458,187	$170,895	$302,264	$1,931,346

Liabilities and equity
Total deposits	$330,190	$544,865	$875,055	$66,774	$2,815	$944,644
Federal funds purchased and securities loaned or sold under agreements to repurchase	6,217	218,152	224,369	1	—	224,370
Brokerage payables	—	52,829	52,829	—	2,547	55,376
Trading account liabilities	44	127,621	127,665	1,556	769	129,990
Short-term borrowings	122	42,674	42,796	293	6,075	49,164
Long-term debt	2,696	54,114	56,810	8,825	206,227	271,862
Other liabilities	18,721	24,634	43,355	9,324	14,523	67,202
Liabilities of discontinued operations held for sale	—	—	—	—	—	—
Net inter-segment funding (lending)	36,462	(1,154)	35,308	84,122	(119,430)	—
Total Citigroup stockholders' equity	—	—	—	—	186,777	186,777
Noncontrolling interest	—	—	—	—	1,961	1,961

Total equity	$—	$—	$—	$—	$188,738	$188,738

Total liabilities and equity	$394,452	$1,063,735	$1,458,187	$170,895	$302,264	$1,931,346

(1)
The supplemental information presented in the table above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of September 30, 2012. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

 CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is used principally to support assets in Citi's businesses and to absorb credit, market or operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances.

        Citi has also augmented its regulatory capital through the issuance of debt underlying trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under Basel III and The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) (see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards" in Citi's Second Quarter 2012 Form 10-Q). Accordingly, Citi has begun to redeem certain of its trust preferred securities (see "Funding and Liquidity" below) in contemplation of such phase out. In addition, on October 29, 2012, Citi issued approximately $1.5 billion of noncumulative perpetual preferred stock.

        Further, changes in regulatory and accounting standards as well as the impact of future events on Citi's business results, such as corporate and asset dispositions, may also affect Citi's capital levels (see "Basel II.5 and III" below for the impact of MSSB on Citi's estimated Basel III Tier 1 Common ratio).

        For additional information on Citi's capital resources, including an overview of Citigroup's capital management framework and regulatory capital standards and developments, see "Capital Resources and Liquidity—Capital Resources" and "Risk Factors—Regulatory Risks" in Citigroup's 2011 Annual Report on Form 10-K and "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards" in Citi's Second Quarter 2012 Form 10-Q.

Capital Ratios Under Current Regulatory Guidelines

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

        In 2009, the U.S. banking regulators developed a new measure of capital termed "Tier 1 Common," which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying trust preferred securities. For more detail on these capital metrics, see "Components of Capital Under Current Regulatory Guidelines" below.

        Citigroup's risk-weighted assets, as currently computed under Basel I, are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on balance sheet assets and the credit equivalent amount of certain off balance sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor or, if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital. See "Components of Capital Under Current Regulatory Guidelines" below.

        Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. In addition, the Federal Reserve Board expects bank holding companies to maintain a minimum Leverage ratio of 3% or 4%, depending on factors specified in its regulations. The following table sets forth Citigroup's regulatory capital ratios as of September 30, 2012 and December 31, 2011:

	Sept. 30, 2012	Dec. 31, 2011
Tier 1 Common	12.73%	11.80%
Tier 1 Capital	13.92	13.55
Total Capital (Tier 1 Capital + Tier 2 Capital)	17.12	16.99
Leverage	7.39	7.19

        As indicated in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of September 30, 2012 and December 31, 2011.

 Components of Capital Under Current Regulatory Guidelines

In millions of dollars	September 30, 2012	December 31, 2011
Tier 1 Common Capital
Citigroup common stockholders' equity	$186,465	$177,494
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities available-for-sale, net of tax(1)(2)	531	(35)
Less: Accumulated net losses on cash flow hedges, net of tax	(2,503)	(2,820)
Less: Pension liability adjustment, net of tax(3)	(4,289)	(4,282)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax(4)	295	1,265
Less: Disallowed deferred tax assets(5)	37,575	37,980
Less: Intangible assets:
Goodwill	25,932	25,413
Other disallowed intangible assets	4,170	4,550
Net unrealized losses on available-for-sale equity securities, net of tax(1)	(84)	—
Other	(480)	(569)

Total Tier 1 Common Capital	$124,190	$114,854

Tier 1 Capital
Qualifying perpetual preferred stock	$312	$312
Qualifying trust preferred securities	10,434	15,929
Qualifying noncontrolling interests	856	779

Total Tier 1 Capital	$135,792	$131,874

Tier 2 Capital
Allowance for credit losses(6)	$12,394	$12,423
Qualifying subordinated debt(7)	18,783	20,429
Net unrealized pretax gains on available-for-sale equity securities(1)	—	658

Total Tier 2 Capital	$31,177	$33,510

Total Capital (Tier 1 Capital + Tier 2 Capital)	$166,969	$165,384

Risk-Weighted Assets

In millions of dollars	September 30, 2012	December 31, 2011
Risk-Weighted Assets (using Basel I)(8)(9)	$975,367	$973,369

Estimated Risk-Weighted Assets (using Basel II.5)(10)	$1,077,867	N/A

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

(5)
Of Citi's approximately $53 billion of net deferred tax assets at September 30, 2012, approximately $12 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $38 billion of such assets exceeded the limitation imposed by these guidelines and, as "disallowed deferred tax assets," were deducted in arriving at Tier 1 Capital. Citigroup's approximately $3 billion of other net deferred tax assets primarily represented effects of the pension liability and cash flow hedges adjustments, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(6)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(7)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(8)
Risk-weighted assets as computed under Basel I credit risk and market risk capital rules.

(9)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $66 billion for interest rate, commodity and equity derivative contracts, foreign exchange contracts, and credit derivatives as of September 30, 2012, compared with $67 billion as of December 31, 2011. Market risk equivalent assets included in risk-weighted assets amounted to $42.7 billion at September 30, 2012 and $46.8 billion at December 31, 2011. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.

(10)
Risk-weighted assets as computed under Basel I credit risk capital rules and final market risk capital rules (Basel II.5) which become effective January 1, 2013. Citi's estimate of risk-weighted assets under Basel II.5 is a non-GAAP financial measure. Citi believes this metric provides useful information to investors and others by measuring Citi's progress against expected future regulatory capital standards.

 Basel II.5 and III

        As previously disclosed, in June 2012 the U.S. banking agencies released proposed Basel III rules and final market risk capital rules (Basel II.5). The timing as to the finalization and effective date(s) of the U.S. Basel III rules are currently uncertain, however the final market risk capital rules are effective commencing January 1, 2013. For additional information regarding the proposed U.S. Basel III and final market risk capital rules (Basel II.5), see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards" in Citi's Second Quarter 2012 Form 10-Q.

        While Citi continues to assess the impact of the final market risk capital rules (Basel II.5), Citi's risk-weighted assets under these rules are expected to significantly increase compared with those under the current Basel I rules. Citi's estimated Tier 1 Common ratio as of September 30, 2012, assuming application of the final market risk capital rules (Basel II.5), was approximately 11.52%, compared to 12.73% under Basel I. Citi's estimated Tier 1 Common ratio, assuming application of the final market risk capital rules (Basel II.5), is a non-GAAP financial measure. For more information regarding current Tier 1 Common Capital and the two risk-weighted asset computations, see "Components of Capital Under Current Regulatory Guidelines" above.

        As of September 30, 2012, Citi's estimated Basel III Tier 1 Common ratio was 8.6%, compared to an estimated 7.9% as of June 30, 2012 (each based on total risk-weighted assets calculated under the proposed U.S. Basel III "advanced approaches," and including the final market risk capital rules (Basel lI.5)). The increase in Citi's estimated Basel III Tier 1 Common ratio in the third quarter of 2012 was primarily due to net income (excluding the after-tax effect of the MSSB loss and impairment charge), changes in OCI and other items, proceeds received from Morgan Stanley for Citi's sale of the 14% interest in MSSB, as well as lower risk-weighted assets. Citi's estimated Basel III Tier 1 Common ratio and its related components are non-GAAP financial measures. Citi believes this ratio and its components (the latter of which are presented in the table below) provide useful information to investors and others by measuring Citi's progress against expected future regulatory capital standards. Citi's estimated Basel III Tier 1 Common ratio is based on its interpretation, expectations and understanding of the respective proposed Basel III requirements, and is necessarily subject to final regulatory clarity and rulemaking, model calibration and approvals and other implementation guidance in the U.S.

Components of Tier 1 Common Capital and Risk-Weighted Assets under Basel III

In millions of dollars	September 30, 2012	June 30, 2012
Tier 1 Common Capital(1)
Citigroup common stockholders' equity	$186,465	$183,599
Add: Qualifying minority interests	161	150
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax	(2,503)	(2,689)
Less: Cumulative change in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax	998	1,649
Less: Intangible assets:
Goodwill(2)	27,248	29,108
Identifiable intangible assets other than mortgage servicing rights (MSRs)	5,983	6,156
Less: Defined benefit pension plan net assets	752	910
Less: Deferred tax assets (DTAs) arising from tax credit and net operating loss carryforwards	23,500	21,800
Less: Excess over 10%/15% limitations for other DTAs, certain common equity investments, and MSRs(3)	24,749	27,951

Total Tier 1 Common Capital	$106,899	$98,864

Risk-Weighted Assets(4)	$1,236,619	$1,250,233

(1)
Calculated based on the U.S. banking agencies proposed Basel III rules (Basel III NPR).

(2)
Includes goodwill "embedded" in the valuation of significant common stock investments in unconsolidated financial institutions.

(3)
Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

(4)
Calculated based on the "advanced approaches" for determining risk-weighted assets under the Basel III NPR and the final market risk capital rules (Basel II.5).

 Common Stockholders' Equity

        Citigroup's common stockholders' equity increased during the nine months ended September 30, 2012 by $9 billion to $186.5 billion, and represented 9.7% of total assets as of September 30, 2012. The table below summarizes the change in Citigroup's common stockholders' equity during the first nine months of 2012:

In billions of dollars
Common stockholders' equity, December 31, 2011	$177.5
Citigroup's net income	6.3
Employee benefit plans and other activities(1)	0.5
Net change in accumulated other comprehensive income (loss), net of tax	2.2

Common stockholders' equity, September 30, 2012	$186.5

(1)
As of September 30, 2012, $6.7 billion of common stock repurchases remained under Citi's authorized repurchase programs. No material repurchases were made in the first nine months of 2012.

Tangible Common Equity and Tangible Book Value Per Share

        Tangible common equity (TCE), as defined by Citigroup, represents common equity less goodwill, other intangible assets (other than mortgage servicing rights (MSRs)), and related net deferred tax assets. Other companies may calculate TCE in a manner different from that of Citigroup. Citi's TCE was $154.5 billion at September 30, 2012 and $145.4 billion at December 31, 2011. The TCE ratio (TCE divided by Basel I risk-weighted assets) was 15.8% at September 30, 2012 and 14.9% at December 31, 2011.

        TCE and tangible book value per share, as well as related ratios, are capital adequacy metrics used and relied upon by investors and industry analysts; however, they are non-GAAP financial measures. A reconciliation of Citigroup's total stockholders' equity to TCE, and book value per share to tangible book value per share, as of September 30, 2012 and December 31, 2011, follows:

In millions of dollars or shares, except ratios and per share data	Sept. 30, 2012	Dec. 31, 2011
Total Citigroup stockholders' equity	$186,777	$177,806
Less:
Preferred stock	312	312

Common equity	$186,465	$177,494
Less:
Goodwill	25,915	25,413
Other intangible assets (other than MSRs)	5,963	6,600
Goodwill and other intangible assets (other than MSRs) related to assets for disc ops held for sale	37	—
Net deferred tax assets related to goodwill and other intangible assets above	35	44

Tangible common equity (TCE)	$154,515	$145,437

Tangible assets
GAAP assets	$1,931,346	$1,873,878
Less:
Goodwill	25,915	25,413
Other intangible assets (other than MSRs)	5,963	6,600
Goodwill and other intangible assets (other than MSRs) related to assets for disc ops held for sale	37	—
Net deferred tax assets related to goodwill and other intangible assets above	316	322

Tangible assets (TA)	$1,899,115	$1,841,543

Risk-weighted assets (RWA)	$975,367	$973,369

TCE/TA ratio	8.14%	7.90%

TCE/RWA ratio	15.84%	14.94%

Common shares outstanding (CSO)	2,932.5	2,923.9

Book value per share (common equity/CSO)	$63.59	$60.70
Tangible book value per share (TCE/CSO)	$52.69	$49.74

 Capital Resources of Citigroup's Subsidiary U.S. Depository Institutions

        Citigroup's subsidiary U.S. depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board.

        The following table sets forth the capital tiers and capital ratios of Citibank, N.A., Citi's primary subsidiary U.S. depository institution, as of September 30, 2012 and December 31, 2011:

Citibank, N.A. Capital Tiers and Capital Ratios Under Current Regulatory Guidelines

In billions of dollars, except ratios	Sept. 30, 2012	Dec. 31, 2011
Tier 1 Common Capital	$127.5	$121.3
Tier 1 Capital	128.2	121.9
Total Capital (Tier 1 Capital + Tier 2 Capital)	138.7	134.3

Tier 1 Common ratio	15.30%	14.63%
Tier 1 Capital ratio	15.38	14.70
Total Capital ratio	16.65	16.20
Leverage ratio	9.71	9.66

Impact of Changes on Capital Ratios Under Current Regulatory Guidelines

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), as of September 30, 2012. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	1.0 bps	1.3 bps	1.0 bps	1.4 bps	1.0 bps	1.8 bps	0.5 bps	0.4 bps

Citibank, N.A.	1.2 bps	1.8 bps	1.2 bps	1.8 bps	1.2 bps	2.0 bps	0.8 bps	0.7 bps

Broker-Dealer Subsidiaries

        At September 30, 2012, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC's net capital rule, of $7.1 billion, which exceeded the minimum requirement by $6.4 billion.

        In addition, certain of Citi's other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's other broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2012.

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

  •
  Citi's significant Citibank entities, which consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore (collectively referred to in this section as "significant Citibank entities"); and

  •
  other Citibank and Banamex entities.

        At an aggregate level, Citigroup's goal is to ensure that there is sufficient funding in amount and tenor to ensure that aggregate liquidity resources are available for these entities. The liquidity framework requires that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.

        Citi's primary sources of funding include (i) deposits via Citi's bank subsidiaries, which continue to be Citi's most stable and lowest cost source of long-term funding, (ii) long-term debt (primarily senior and subordinated debt) issued at the non-bank level and certain bank subsidiaries, and (iii) stockholders' equity. These sources may be supplemented by short-term borrowings, primarily in the form of secured financing transactions (securities loaned or sold under agreements to repurchase, or repos).

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

Aggregate Liquidity Resources

	Non-bank			Significant Citibank Entities			Other Citibank and Banamex Entities			Total
In billions of dollars	Sept. 30, 2012	Jun. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Jun. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Jun. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Jun. 30, 2012	Sept. 30, 2011
Available cash at central banks	$50.9	$55.6	$34.2	$72.7	$53.0	$63.6	$15.9	$14.0	$32.7	$139.5	$122.6	$130.4
Unencumbered liquid securities	26.8	37.6	66.2	164.0	168.4	130.2	73.9	83.5	74.6	264.7	289.6	271.1

Total	$77.7	$93.2	$100.4	$236.7	$221.4	$193.8	$89.8	$97.6	$107.3	$404.2	$412.2	$401.5

        As set forth in the table above, Citigroup's aggregate liquidity resources totaled approximately $404.2 billion at September 30, 2012, compared to $412.2 billion at June 30, 2012, and $401.5 billion at September 30, 2011. All amounts in the table above are as of period-end and may increase or decrease intra-period in the ordinary course of business. During the quarter ended September 30, 2012, the intra-quarter amounts did not fluctuate materially from the prior quarter-end amounts noted above.

        At September 30, 2012, Citigroup's non-bank aggregate liquidity resources totaled approximately $77.7 billion, compared to $93.2 billion at June 30, 2012, and $100.4 billion at September 30, 2011. These amounts included unencumbered liquid securities and cash held in Citi's U.S. and non-U.S. broker-dealer entities. The decrease in aggregate liquidity resources of Citi's non-bank entities year-over-year and quarter-over-quarter was primarily due to the continued pay down and runoff of long-term debt, including Temporary Liquidity Guarantee Program (TLGP) debt, which will fully mature by the end of 2012.

        Citigroup's significant Citibank entities had approximately $236.7 billion of aggregate liquidity resources as of September 30, 2012, compared to $221.4 billion at June 30, 2012, and $193.8 billion at September 30, 2011. As of September 30, 2012, the significant Citibank entities' liquidity resources included $72.7 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority), compared with $53.0 billion at June 30, 2012, and $63.6 billion at September 30, 2011. The significant Citibank entities' liquidity resources amount, as of September 30, 2012, also included unencumbered liquid securities. These securities are available-for-sale or secured financing through private markets or by pledging to the major central banks. The liquidity value of these securities was $164.0 billion at September 30, 2012 compared to $168.4 billion at June 30, 2012, and $130.2 billion at September 30, 2011. Citi's aggregate liquidity resources at the significant Citibank entities increased quarter-over-quarter and year-over-year partially due to increased deposit inflows (see "Deposits" below).

        Citi estimates that its other Citibank and Banamex entities and subsidiaries held approximately $89.8 billion in aggregate liquidity resources as of September 30, 2012, compared to $97.6 billion at June 30, 2012, and $107.3 billion at September 30, 2011. The $89.8 billion as of September 30, 2012 included $15.9 billion of cash on deposit with central banks and $73.9 billion of unencumbered liquid securities. Citi's aggregate liquidity resources in its other Citibank and Banamex entities decreased quarter-over-quarter and year-over-year primarily due to increased lending and changes in deposits in those entities.

        Citi's $404.2 billion of aggregate liquidity resources as of September 30, 2012 above does not include additional potential liquidity in the form of Citigroup's borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $32 billion as of September 30, 2012 and is maintained by pledged collateral to all such banks. The aggregate liquidity resources shown above also do not include Citi's borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would also be in addition to the resources noted above.

        Moreover, in general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of September 30, 2012, the amount available for lending to these non-bank entities under Section 23A was approximately $17 billion, provided the funds are collateralized appropriately.

        Overall, subject to market conditions, Citi expects to continue to manage down its aggregate liquidity resources modestly, as it continues to pay down or allow its outstanding long-term debt to mature (see "Long-Term Debt" below).

Aggregate Liquidity Resources—By Type

        The following table shows the composition of Citi's aggregate liquidity resources by type of asset for each of the periods indicated. For securities, the amounts represent the liquidity value that could potentially be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions. The aggregate liquidity resources are composed entirely of cash and securities positions. While Citi utilizes derivatives to manage the interest rate and currency risks related to the aggregate liquidity resources, credit derivatives are not used.

In billions of dollars	Sept. 30, 2012	Jun. 30, 2012
Available cash at central banks	$139.5	$122.6
U.S. Treasuries	73.0	77.4
U.S. Agencies/Agency MBS	67.0	71.4
Foreign Government(1)	119.5	132.9
Other Investment Grade	5.3	7.9

Total	$404.2	$412.2

(1)
Foreign government also includes foreign government agencies, multinationals and foreign government guaranteed securities. Foreign government securities are held largely to support local liquidity requirements and Citi's local franchises and, as of September 30, 2012, principally included government bonds from Japan, Korea, Mexico, Brazil, Singapore, Hong Kong and Germany.

Deposits

        Deposits are the primary and lowest cost funding source for Citi's bank subsidiaries. As of September 30, 2012, approximately 81% of Citi's bank subsidiaries are funded by deposits, compared to 76% as of September 30, 2011 and 72% as of September 30, 2010.

        Citi continued to focus on maintaining a geographically diverse retail and corporate deposit base that stood at approximately $945 billion at September 30, 2012, up 3% from June 30, 2012 and 11% from September 30, 2011. Adjusted for the impact of FX translation, total deposits were up 2% quarter-over-quarter, and 10% year-over-year. The increase in deposits year-over-year was largely due to higher deposit volumes in each of Citicorp's deposit-taking businesses (Transaction Services, Securities and Banking—primarily the Private Bank—and Global Consumer Banking). Year-over-year deposit growth occurred in all four regions, including 16% growth in EMEA and 13% growth in Latin America, as customers continued a "flight-to-quality" given the uncertain macroeconomic environment. As of September 30, 2012, approximately 60% of Citi's deposits were located outside of the U.S., compared to 61% at June 30, 2012 and 62% at September 30, 2011.

        These year-over-year increases in deposits in Citicorp were partially offset by a decrease in deposits in Citi Holdings. Citi also experienced an approximately $12 billion increase in deposits towards the end of the third quarter of 2012, which Citi does not expect to remain. Further, Citi expects approximately $4.4 billion in deposits to be transferred to Morgan Stanley during the fourth quarter of 2012 in connection with the previously disclosed sale of Citi's 14% interest in MSSB.

        The Dodd-Frank Deposit Insurance Provision is set to expire on December 31, 2012. While difficult to predict, and ultimately based on subjective customer behavior, Citi believes its level of deposits could decline, potentially offset by balance inflows due to diversification throughout the industry. Citi does not believe that the ultimate decline in its deposits will be material as a result of the provision's expiration.

        During the third quarter, the composition of Citi's deposits continued to shift towards a greater proportion of operating balances. (Citi defines operating balances as checking and savings accounts for individuals, as well as cash management accounts for corporations. This compares to time deposits, where rates are fixed for the term of the deposit and which have generally lower margins.) At September 30, 2012, operating balances represented 77% and 76% of total deposits in each of Global Consumer Banking and Citi's institutional businesses, respectively. In addition, operating balances represented 76% of Citicorp's deposit base as of September 30, 2012, compared to 74% as of June 30, 2012, and 74% as of September 30, 2011.

        Deposits can be interest-bearing or non-interest-bearing. Of Citi's $945 billion of deposits as of September 30, 2012, $198 billion were non-interest-bearing, compared to $180 billion at June 30, 2012 and $162 billion at September 30, 2011. The remainder, or $747 billion, was interest-bearing, compared to $734 billion at June 30, 2012 and $690 billion at September 30, 2011.

        Citi's overall cost of funds on deposits continued to decrease during the third quarter of 2012, despite continued deposit growth. Citi's average rate on total deposits was 0.83% at September 30, 2012, compared with 0.85% at June 30, 2012 and 1.03% at September 30, 2011. Excluding the impact of the higher FDIC assessment and deposit insurance, the average rate on Citi's total deposits was 0.70% at September 30, 2012, compared with 0.72% at June 30, 2012 and 0.85% at September 30, 2011. Consistent with prevailing interest rates, Citi continued to see declining deposit rates, notwithstanding pressure on deposit rates due to competitive pricing in certain regions.

 Long-Term Debt

        Long-term debt (generally defined as original maturities of one year or more) continued to represent the most significant component of Citi's funding for its non-bank entities, or 37% of the funding for the non-bank entities as of September 30, 2012, compared to 39% as of September 30, 2011 and 43% as of September 30, 2010. The vast majority of this funding is composed of senior term debt, along with subordinated instruments and trust preferred securities.

        Senior long-term debt includes benchmark notes and structured notes, such as equity- and credit-linked notes. Citi's issuance of structured notes is generally driven by customer demand and is not a principal a source of liquidity for Citi. Structured notes frequently contain contractual features, such as call options, which can lead to an expectation that the debt will be redeemed earlier than one year, despite contractually scheduled maturities greater than one year. As such, when considering the measurement of Citi's long-term "structural" liquidity, structured notes with these contractual features are not included (see note 1 to the "Long-Term Debt Issuances and Maturities" table below).

        In addition, due to the phase-out of Tier 1 Capital treatment for trust preferred securities, Citi has no plans to issue new trust preferreds. During the third quarter of 2012, Citi redeemed three series of its trust preferred securities, for an aggregate amount of approximately $5.4 billion. For details on Citi's remaining outstanding trust preferred securities, see Note 15 to the Consolidated Financial Statements.

        Long-term debt is an important funding source for Citi's non-bank entities due in part to its multi-year maturity structure. The weighted average maturities of long-term debt issued by Citigroup and its affiliates, including Citibank, N.A., with a remaining life greater than one year as of September 30, 2012 (excluding trust preferred securities), was approximately 7.0 years as of September 30, 2012, compared to 7.0 years at June 30, 2012 and 6.6 years at September 30, 2011.

Long-Term Debt Outstanding

        The following table sets forth Citi's total long-term debt outstanding for the periods indicated:

In billions of dollars	Sept. 30, 2012		Jun. 30, 2012	Sept. 30, 2011
Non-bank	$210.0		$222.8	$251.3
Senior/subordinated debt(1)	186.8		194.4	222.3
Trust preferred securities	10.6		16.0	16.1
Securitized debt and securitizations(1)(2)	3.5		3.2	4.0
Local country	9.1		9.2	8.9

Bank	$61.9		$65.5	$82.5
Senior/subordinated debt	3.7		4.6	12.0
Securitized debt and securitizations(1)(2)	32.0		34.5	48.3
Local country and FHLB borrowings(3)	26.2		26.4	22.2

Total long-term debt	$271.9	(4)	$288.3	$333.8

(1)
Includes structured notes in the amount of $25.8 billion, $25.1 billion and $24.6 billion as of September 30, 2012, June 30, 2012 and September 30, 2011, respectively.

(2)
Of the approximately $35.5 billion of total bank and non-bank securitized debt and securitizations as of September 30, 2012, approximately $28.9 billion related to credit card securitizations, the vast majority of which was at the bank level.

(3)
Of this amount, approximately $17.3 billion related to collateralized advances from the FHLB as of September 30, 2012.

(4)
Of this amount, approximately $13.5 billion consists of TLGP debt that matures in full by the end of 2012.

        As set forth in the table above, Citi's overall long-term debt decreased by approximately $62 billion year-over-year. In the bank, the decrease was due to securitization and TLGP run-off that was replaced with deposit growth. In the non-bank, the decrease was primarily due to TLGP run-off that was not refinanced, trust preferred redemptions, and debt repurchases through tender offers or other means (see discussion below), partially offset by issuances. While long-term debt in the non-bank declined over the course of the past year, Citi correspondingly reduced the illiquid assets it was meant to support. These reductions are in keeping with Citi's continued strategy to deleverage the balance sheet and lower funding costs.

        Given its liquidity resources as of September 30, 2012, Citi has considered, and may continue to consider, opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases further decrease Citi's overall funding costs. During the third quarter of 2012, Citi repurchased an aggregate of approximately $3.6 billion of its outstanding long-term and short-term debt, primarily pursuant to selective public tender offers and open market purchases, compared to $1.7 billion and $0.3 billion during the second quarter of 2012 and third quarter of 2011, respectively.

Long-Term Debt Issuances and Maturities

        The table below details Citi's long-term debt issuances and maturities (including repurchases) during the periods presented:

	3Q 2012		2Q 2012		3Q 2011
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Structural long-term debt(1)	$19.8	$2.8	$23.7	$3.0	$11.5	$2.6
Local country level, FHLB and other(2)	2.5	1.6	2.9	8.1	8.2	1.9
Secured debt and securitizations	3.0	0.5	6.7	0.0	1.1	0.0

Total	$25.3	$4.9	$33.3	$11.1	$20.8	$4.5

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

(2)
As referenced above, "other" includes long-term debt not considered structural long-term debt relating to certain structured notes. The amounts of issuances included in this line, and thus excluded from "structural long-term debt," were $0.4 billion, $0.3 billion, and $0.9 billion in the third quarter of 2012, second quarter of 2012, and third quarter of 2011, respectively. The amounts of maturities included in this line, and thus excluded from "structural long-term debt," were $0.7 billion, $0.7 billion, and $0.5 billion, in the third quarter of 2012, second quarter of 2012, and third quarter of 2011, respectively.

        The table below shows Citi's aggregate expected annual long-term debt maturities as of September 30, 2012:

	Expected Long-Term Debt Maturities as of September 30, 2012
In billions of dollars	2012(1)	2013	2014	2015	2016	2017	Thereafter	Total
Senior/subordinated debt(2)	$73.0	$25.1	$26.4	$20.3	$12.6	$20.3	$67.6	$245.3
Trust preferred securities	5.4	0.0	0.0	0.0	0.0	0.0	10.6	16.0
Securitized debt and securitizations	20.5	3.7	9.9	5.8	2.9	2.3	6.2	51.3
Local country and FHLB borrowings	8.4	15.5	4.9	3.2	5.3	0.8	2.9	41.0

Total long-term debt	$107.3	$44.3	$41.2	$29.3	$20.8	$23.4	$87.3	$353.6

(1)
Includes $81.8 billion of maturities during the first three quarters of 2012 (including $24.5 billion related to TLGP).

(2)
Includes certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. The amount and maturity of such notes included is as follows: $0.1 billion maturing in 2012; $1.0 billion in 2013; $0.6 billion in 2014; $0.5 billion in 2015; $0.4 billion in 2016; $0.3 billion in 2017; and $1.4 billion thereafter.

        As set forth in the table above, Citi's senior and subordinated long-term debt maturities peak during 2012 at $73.0 billion. Of this amount, $38.0 billion is TLGP debt, of which $24.5 billion has matured as of September 30, 2012. Citi has not and does not expect to refinance its remaining maturing TLGP debt ($13.5 billion as of September 30, 2012).

 Short-Term Debt

Secured Financing

        Secured financing is primarily conducted through Citi's broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. As of September 30, 2012, approximately 32% of the funding for Citi's non-bank entities, primarily the broker-dealer, was from secured financings.

        Secured financing was $224 billion as of September 30, 2012, compared to $215 billion as of June 30, 2012, and $224 billion as of September 30, 2011. Average balances for secured financing were approximately $221 billion as of September 30, 2012, compared to $225 billion as of June 30, 2012, and $218 billion as of September 30, 2011. Changes in levels of secured financing were primarily due to fluctuations in inventory for all periods discussed above (either on an end-of-quarter or on an average basis).

Commercial Paper

        Citi's commercial paper balances have decreased and will likely continue to do so as Citi shifts its funding mix away from short-term sources to deposits and long-term debt and equity. The following table sets forth Citi's commercial paper outstanding for each of its non-bank entities and significant Citibank entities, respectively, for each of the periods indicated:

In billions of dollars	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011
Commercial paper
Non-bank	$0.6	$5.1	$9.4
Bank	11.8	15.6	14.8

Total	$12.4	$20.7	$24.2

Other Short-Term Borrowings

        At September 30, 2012, Citi's other short-term borrowings, which includes borrowings from the FHLBs and other market participants, were approximately $37 billion, compared with $38 billion at June 30, 2012 and $42 billion at September 30, 2011.

        See Note 15 to the Consolidated Financial Statements for further information on Citigroup's and its affiliates' outstanding long-term debt and short-term borrowings.

Liquidity Management and Measures

Liquidity Management

        Citi's aggregate liquidity resources are managed by the Citi Treasurer. Liquidity is managed via a centralized treasury model by Corporate Treasury and by in-country treasurers. Pursuant to this structure, Citi's liquidity resources are managed with a goal of ensuring the asset/liability match and liquidity positions are appropriate in every country and throughout Citi.

        Citi's Chief Risk Officer is responsible for the overall risk profile of Citi's aggregate liquidity resources. The Chief Risk Officer and Chief Financial Officer co-chair Citi's Asset Liability Management Committee (ALCO), which includes Citi's Treasurer and senior executives. ALCO sets the strategy of the liquidity portfolio and monitors its performance. Significant changes to portfolio asset allocations need to be approved by ALCO.

        Excess cash available in Citi's aggregate liquidity resources is available to be invested in a liquid portfolio such that cash can be made available to meet demand in a stress situation. At September 30, 2012, as in recent prior quarters, Citi's liquidity pool was primarily invested in cash, government securities, including U.S. agency debt and U.S. agency mortgage-backed securities, and a certain amount of highly rated investment-grade credits. While the vast majority of Citi's liquidity pool at September 30, 2012 consisted of long positions, Citi utilizes derivatives to manage its interest rate and currency risks; credit derivatives are not used.

Liquidity Measures

        Citi uses multiple measures in monitoring its liquidity, including without limitation, those described below.

        In broad terms, the structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, measures whether the asset base is funded by sufficiently long-dated liabilities. Citi's structural liquidity ratio has remained stable over the past year: approximately 73% at September 30, 2012, 72% at June 30, 2012, and 70% at September 30, 2011.

        In addition, Citi believes it is currently in compliance with the proposed minimum Basel III Liquidity Coverage Ratio (LCR) of 100% even though such ratio is not proposed to take effect until 2015. Although still awaiting final guidance from its regulators, based on its current interpretation, understanding and expectations of the proposed rules, Citi's estimated LCR was approximately 116% as of September 30, 2012, compared with approximately 117% at June 30, 2012. In keeping with its estimates regarding its overall liquidity levels, Citi expects that its estimated LCR could decrease modestly but would continue to remain above the proposed 100% required minimum.

        Citi's estimated LCR is a non-GAAP financial measure. Citi believes this measure provides useful information to investors and others by measuring Citi's progress toward potential future expected regulatory liquidity standards. The LCR is designed to ensure banks maintain an adequate level of unencumbered cash and highly liquid securities that can be converted to cash to meet liquidity needs under an acute 30-

day stress scenario. The LCR estimate is calculated in accordance with the Basel Committee on Banking Supervision (BCBS) "Basel III: International framework for liquidity risk measurement, standards and monitoring." Specifically, the LCR is calculated by dividing the amount of highly liquid unencumbered government and government-backed cash securities, as well as unencumbered cash, by the estimated net outflows over a stressed 30-day period. The net cash outflows are calculated by applying assumed outflow factors, prescribed in BCBS' guidance, to the various categories of liabilities (deposits, unsecured and secured wholesale borrowings), as well as to unused commitments, partially offset by inflows from assets maturing within 30 days.

        For a more detailed discussion of Citi's overall liquidity management and additional liquidity measures and stress testing, see "Capital Resources and Liquidity—Funding and Liquidity" in Citigroup's 2011 Annual Report on Form 10-K.

Credit Ratings

        Citigroup's funding and liquidity, including without limitation its funding capacity, its ability to access the capital markets and other sources of funds, as well as the cost of these funds, and its ability to maintain certain deposits, is partially dependent on its credit ratings. The table below indicates the ratings for Citigroup, Citibank, N.A. and Citigroup Global Markets Inc. (a broker-dealer subsidiary of Citigroup Inc.) as of September 30, 2012.

Citi's Debt Ratings as of September 30, 2012

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

NR
Not rated.

Recent Credit Rating Developments

        On October 16, 2012, Fitch noted the change in Citi's senior management as an unexpected, but credit-neutral, event that would likely have no material impact on the credit profile of Citibank, N.A. or its ratings in the near term. On October 10, 2012 Fitch affirmed the long- and short-term ratings of 'A/F1' and the Viability Rating of 'a-' for Citigroup and Citibank, N.A. and, as of such date, the rating outlook by Fitch was stable. This rating action was taken in conjunction with Fitch's periodic review of the 13 global trading and universal banks.

        On October 16, 2012, Moody's affirmed the long- and short-term ratings of Citigroup and Citibank, N.A.. At the same time, Moody's affirmed the rating outlook of Citigroup as negative, but changed Citibank, N.A.'s outlook from stable to negative following senior management changes.

        On October 16, 2012, S&P noted that Citi's ratings remain unchanged despite the change in senior management. At the same time, S&P maintained a negative outlook on the ratings. These ratings continue to receive two notches of government support uplift, in line with other large banks.

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

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers

        As of September 30, 2012, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup's funding and liquidity due to derivative triggers by approximately $2.5 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

        In addition, as of September 30, 2012, Citi estimates that a hypothetical one-notch downgrade across all three major rating agencies of Citibank, N.A.'s senior debt/long-term rating could impact Citibank, N.A.'s funding and liquidity due to derivative triggers by approximately $4.3 billion.

        In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $6.8 billion (see Note 18 to the Consolidated Financial Statements). As set forth under "Aggregate Liquidity Resources" above, the aggregate liquidity resources of Citi's non-bank entities were approximately $78 billion, and the aggregate liquidity resources of Citi's significant Citibank entities and other Citibank and Banamex entities were approximately $326 billion, for a total of approximately $404 billion as of September 30, 2012. These liquidity resources are available in part as a contingency for the potential events described above.

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

Citibank, N.A.—Additional Potential Impacts

        In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.'s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of September 30, 2012, Citibank, N.A. had liquidity commitments of approximately $19.7 billion to asset-backed commercial paper conduits. This included $11.8 billion of commitments to consolidated conduits and $7.9 billion of commitments to unconsolidated conduits (each as referenced in Note 17 to the Consolidated Financial Statements).

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

        The table below presents where a discussion of Citi's various off-balance-sheet arrangements may be found in this Form 10-Q. In addition, see "Significant Accounting Policies and Significant Estimates—Securitizations", as well as Notes 1, 22 and 28 to the Consolidated Financial Statements in Citigroup's 2011 Annual Report on Form 10-K.

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

 CREDIT RISK

Loans Outstanding

In millions of dollars	3rd Qtr. 2012	2nd Qtr. 2012	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$128,737	$132,931	$136,325	$139,177	$140,819
Installment, revolving credit, and other	14,210	14,757	14,942	15,616	20,044
Cards	108,819	109,755	110,049	117,908	113,777
Commercial and industrial	5,042	4,668	4,796	4,766	4,785
Lease financing	—	—	—	1	1

	$256,808	$262,111	$266,112	$277,468	$279,426

In offices outside the U.S.
Mortgage and real estate(1)	$54,529	$53,058	$53,652	$52,052	$51,304
Installment, revolving credit, and other	36,290	35,108	35,813	34,613	35,377
Cards	39,671	38,721	39,319	38,926	38,063
Commercial and industrial	20,070	19,768	20,830	19,975	19,764
Lease financing	742	719	757	711	606

	$151,302	$147,374	$150,371	$146,277	$145,114

Total Consumer loans	$408,110	$409,485	$416,483	$423,745	$424,540
Unearned income	(358)	(358)	(380)	(405)	(328)

Consumer loans, net of unearned income	$407,752	$409,127	$416,103	$423,340	$424,212

Corporate loans
In U.S. offices
Commercial and industrial	$30,056	$24,889	$22,793	$20,830	$17,386
Loans to financial institutions	17,376	19,134	15,635	15,113	14,254
Mortgage and real estate(1)	24,221	23,239	21,859	21,516	21,346
Installment, revolving credit, and other	32,987	33,838	30,533	33,182	31,401
Lease financing	1,394	1,295	1,278	1,270	1,396

	$106,034	$102,395	$92,098	$91,911	$85,783

In offices outside the U.S.
Commercial and industrial	$85,854	$87,347	$83,951	$79,764	$76,075
Installment, revolving credit, and other	16,758	17,001	15,341	14,114	14,733
Mortgage and real estate(1)	6,214	6,517	6,974	6,885	6,015
Loans to financial institutions	35,014	31,302	32,280	29,794	27,069
Lease financing	574	538	566	568	469
Governments and official institutions	984	1,527	1,497	1,576	3,545

	$145,398	$144,232	$140,609	$132,701	$127,906

Total Corporate loans	$251,432	$246,627	$232,707	$224,612	$213,689
Unearned income	(761)	(786)	(788)	(710)	(662)

Corporate loans, net of unearned income	$250,671	$245,841	$231,919	$223,902	$213,027

Total loans—net of unearned income	$658,423	$654,968	$648,022	$647,242	$637,239
Allowance for loan losses—on drawn exposures	(25,916)	(27,611)	(29,020)	(30,115)	(32,052)

Total loans—net of unearned income and allowance for credit losses	$632,507	$627,357	$619,002	$617,127	$605,187

Allowance for loan losses as a percentage of total loans—net of unearned income(2)	3.97%	4.25%	4.51%	4.69%	5.07%

Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	5.68%	6.04%	6.26%	6.45%	6.83%

Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	1.14%	1.23%	1.34%	1.31%	1.52%

(1)
Loans secured primarily by real estate.

(2)
All periods exclude loans which are carried at fair value.

 Details of Credit Loss Experience

In millions of dollars	3rd Qtr. 2012	2nd Qtr. 2012	1st Qtr. 2012	4th Qtr. 2011	3rd Qtr. 2011
Allowance for loan losses at beginning of period	$27,611	$29,020	$30,115	$32,052	$34,362

Provision for loan losses
Consumer(1)	$2,568	$2,499	$2,761	$2,798	$3,004
Corporate	(57)	86	67	(154)	45

	$2,511	$2,585	$2,828	$2,644	$3,049

Gross credit losses
Consumer
In U.S. offices(1)(2)	$3,297	$2,971	$3,516	$3,361	$3,607
In offices outside the U.S.	1,145	1,119	1,170	1,248	1,312
Corporate
In U.S. offices	47	104	37	129	161
In offices outside the U.S.	149	123	48	172	137

	$4,638	$4,317	$4,771	$4,910	$5,217

Credit recoveries
Consumer
In U.S. offices	$282	$369	$354	$341	$358
In offices outside the U.S.	298	299	294	303	319
Corporate
In U.S. offices	45	54	105	108	6
In offices outside the U.S.	34	19	63	50	20

	$659	$741	$816	$802	$703

Net credit losses
In U.S. offices(1)	$3,017	$2,652	$3,094	$3,041	$3,404
In offices outside the U.S.	962	924	861	1,067	1,110

Total	$3,979	$3,576	$3,955	$4,108	$4,514

Other—net(3)(4)(5)(6)(7)	$(227)	$(418)	$32	$(473)	$(845)

Allowance for loan losses at end of period	$25,916	$27,611	$29,020	$30,115	$32,052

Allowance for loan losses as a % of total loans(8)	3.97%	4.25%	4.51%	4.69%	5.07%
Allowance for unfunded lending commitments(9)	$1,063	$1,104	$1,097	$1,136	$1,139

Total allowance for loan losses and unfunded lending commitments	$26,979	$28,715	$30,117	$31,251	$33,191

Net consumer credit losses(1)(9)	$3,862	$3,422	$4,038	$3,965	$4,242
As a percentage of average consumer loans	3.79%	3.35%	3.85%	3.70%	3.87%

Net corporate credit losses	$117	$154	$(83)	$143	$272
As a percentage of average corporate loans	0.05%	0.07%	(0.04)%	0.07%	0.13%

Allowance for loan losses at end of period(10)
Citicorp	$14,828	$15,387	$16,306	$16,699	$17,613
Citi Holdings	11,088	12,224	12,714	13,416	14,439

Total Citigroup	$25,916	$27,611	$29,020	$30,115	$32,052

Allowance by type
Consumer	$23,099	$24,639	$25,963	$27,236	$28,866
Corporate	2,817	2,972	3,057	2,879	3,186

Total Citigroup	$25,916	$27,611	$29,020	$30,115	$32,052

(1)
The third quarter of 2012 includes approximately $635 million of incremental charge-offs related to new Office of the Comptroller of the Currency (OCC) guidance regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. There was a corresponding approximately $600 million reserve release in the third quarter of 2012 specific to these mortgage loans.

(2)
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

(3)
The third quarter of 2012 includes a reduction of approximately $300 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(4)
The second quarter of 2012 included a reduction of approximately $175 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $200 million related to the impact of FX translation.

(5)
The first quarter of 2012 included a reduction of approximately $145 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios.

(6)
The fourth quarter of 2011 included a reduction of approximately $325 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $72 million related to the transfer of Citi Belgium to held-for-sale.

(7)
The third quarter of 2011 included a reduction of approximately $300 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $530 million related to the impact of FX translation.

(8)
September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011 exclude $5.4 billion, $5.1 billion, $4.7 billion, $5.3 billion and $5.4 billion, respectively, of loans which are carried at fair value.

(9)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

(10)
Allowance for loan losses represents management's best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings (TDRs). Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Loan Losses (continued)

        The following table details information on Citi's allowance for loan losses, loans and coverage ratios as of September 30, 2012:

	September 30, 2012
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$7.6	$109.3	6.9%
North America residential mortgages	8.7	128.3	6.8
North America other	1.5	22.0	7.0
International cards	2.8	39.7	7.0
International other(3)	2.5	108.4	2.3

Total Consumer	$23.1	$407.7	5.7%

Total Corporate	$2.8	$250.7	1.1%

Total Citigroup	$25.9	$658.4	4.0%

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

  (3)
  As a result of new OCC guidance, effective in the third quarter of 2012, mortgage loans discharged through Chapter 7 bankruptcy are classified as non-accrual. This new guidance added $1.5 billion of Consumer loans to non-accrual status at September 30, 2012, of which approximately $1.3 billion was current. See also Note 1 to the Consolidated Financial Statements.

  (4)
  North America Citi-branded cards and Citi retail services are not included as, under industry standards, they accrue interest until charge-off.

Renegotiated Loans:

  (1)
  Both Corporate and Consumer loans whose terms have been modified in a troubled debt restructuring (TDR).

  (2)
  Includes both accrual and non-accrual TDRs.

Non-Accrual Loans and Assets

        The table below summarizes Citigroup's non-accrual loans as of the periods indicated. As summarized above, non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for Corporate and Consumer (commercial market) loans, where Citi has determined that the payment of interest or principal is doubtful and which are therefore considered impaired. In situations where Citi reasonably expects that only a portion of the principal owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. As a result of new OCC guidance, effective in the third quarter of 2012, mortgage loans discharged through Chapter 7 bankruptcy are classified as non-accrual (see discussion above). There is no industry-wide definition of non-accrual assets, however, and as such, analysis across the industry is not always comparable.

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

 Non-Accrual Loans

In millions of dollars	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011
Citicorp	$4,090	$4,000	$4,175	$4,018	$4,564
Citi Holdings	8,100	6,917	7,366	7,050	7,421

Total non-accrual loans (NAL)	$12,190	$10,917	$11,541	$11,068	$11,985

Corporate non-accrual loans(1)
North America	$900	$724	$1,017	$1,246	$1,639
EMEA	1,054	1,169	1,194	1,293	1,748
Latin America	151	209	263	362	442
Asia	324	469	499	335	342

Total corporate non-accrual loans	$2,429	$2,571	$2,973	$3,236	$4,171

Citicorp	$1,928	$2,014	$2,213	$2,217	$2,861
Citi Holdings	501	557	760	1,019	1,310

Total corporate non-accrual loans	$2,429	$2,571	$2,973	$3,236	$4,171

Consumer non-accrual loans(1)
North America(2)(3)	$7,698	$6,403	$6,519	$5,888	$5,822
EMEA	379	371	397	387	514
Latin America	1,275	1,158	1,178	1,107	998
Asia	409	414	474	450	480

Total consumer non-accrual loans(2)(3)	$9,761	$8,346	$8,568	$7,832	$7,814

Citicorp	$2,162	$1,986	$1,962	$1,801	$1,703
Citi Holdings(2)(3)	7,599	6,360	6,606	6,031	6,111

Total consumer non-accrual loans(2)(3)	$9,761	$8,346	$8,568	$7,832	$7,814

(1)
Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $533 million at September 30, 2012, $532 million at June 30, 2012, $531 million at March 31, 2012, $511 million at December 31, 2011, and $405 million at September 30, 2011.

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

(3)
The third quarter of 2012 includes an increase in Consumer non-accrual loans in North America of approximately $1.5 billion as a result of new OCC guidance regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Of the $1.5 billion of such non-accrual loans, $1.3 billion was current as of September 30, 2012.

 Non-Accrual Loans and Assets (continued)

        The table below summarizes Citigroup's other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

In millions of dollars	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011
OREO
Citicorp	$47	$47	$48	$71	$810
Citi Holdings	417	484	518	480	534
Corporate/Other	10	10	14	15	13

Total OREO	$474	$541	$580	$566	$1,357

North America	$315	$366	$392	$441	$1,222
EMEA	111	127	139	73	79
Latin America	48	48	48	51	56
Asia	—	—	1	1	—

Total OREO	$474	$541	$580	$566	$1,357

Other repossessed assets	$1	$2	$1	$1	$24

Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$2,429	$2,571	$2,973	$3,236	$4,171
Consumer non-accrual loans(1)(2)	9,761	8,346	8,568	7,832	7,814

Non-accrual loans (NAL)	$12,190	$10,917	$11,541	$11,068	$11,985

OREO	474	541	580	566	1,357
Other repossessed assets	1	2	1	1	24

Non-accrual assets (NAA)	$12,665	$11,460	$12,122	$11,635	$13,366

NAL as a percentage of total loans	1.85%	1.67%	1.78%	1.71%	1.88%
NAA as a percentage of total assets	0.66%	0.60%	0.62%	0.62%	0.69%
Allowance for loan losses as a percentage of NAL(3)	213%	253%	251%	272%	267%

Non-accrual assets—Total Citicorp	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011
Non-accrual loans (NAL)	$4,090	$4,000	$4,175	$4,018	$4,564
OREO	47	47	48	71	810
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$4,137	$4,047	$4,223	$4,089	$5,374

NAA as a percentage of total assets	0.28%	0.28%	0.30%	0.30%	0.38%
Allowance for loan losses as a percentage of NAL(3)	363%	385%	391%	416%	386%

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(1)(2)	$8,100	$6,917	$7,366	$7,050	$7,421
OREO	417	484	518	480	534
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$8,517	$7,401	$7,884	$7,530	$7,955

NAA as a percentage of total assets	4.98%	3.87%	3.77%	3.35%	3.22%
Allowance for loan losses as a percentage of NAL(3)	137%	177%	173%	190%	195%

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

(2)
The third quarter of 2012 includes an increase in Consumer non-accrual loans of approximately $1.5 billion as a result of new OCC guidance regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Of the $1.5 billion of such non-accrual loans, $1.3 billion was current as of September 30, 2012.

(3)
The allowance for loan losses includes the allowance for Citi's credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

N/A Not available at the Citicorp or Citi Holdings level.

 Renegotiated Loans

        The following table presents Citi's loans modified in TDRs.

In millions of dollars	Sept. 30, 2012	Dec. 31, 2011
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$202	$206
Mortgage and real estate(3)	54	241
Loans to financial institutions	18	85
Other	553	546

	$827	$1,078

In offices outside the U.S.
Commercial and industrial(2)	$193	$223
Mortgage and real estate(3)	73	17
Loans to financial institutions	3	12
Other	4	6

	$273	$258

Total Corporate renegotiated loans	$1,100	$1,336

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate(8)	$23,253	$21,429
Cards	4,134	5,766
Installment and other	1,405	1,357

	$28,792	$28,552

In offices outside the U.S.
Mortgage and real estate	$901	$936
Cards	880	929
Installment and other	994	1,342

	$2,775	$3,207

Total Consumer renegotiated loans	$31,567	$31,759

(1)
Includes $359 million and $455 million of non-accrual loans included in the non-accrual assets table above at September 30, 2012 and December 31, 2011, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at September 30, 2012, Citi also modified $31 million and $288 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices and offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at September 30, 2012, Citi also modified $79 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

4)
Includes $4,610 million and $2,269 million of non-accrual loans included in the non-accrual assets table above at September 30, 2012 and December 31, 2011, respectively. The remaining loans are accruing interest.

(5)
Includes $19 million and $19 million of commercial real estate loans at September 30, 2012 and December 31, 2011, respectively.

(6)
Includes $254 million and $257 million of commercial loans at September 30, 2012 and December 31, 2011, respectively.

(7)
Smaller-balance homogeneous loans were derived from Citi's risk management systems.

(8)
Includes $1,714 million of TDRs as of September 30, 2012 as a result of new OCC guidance regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy.

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

North America Consumer Mortgage Lending

Overview

        Citi's North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. As of September 30, 2012, Citi's North America Consumer residential first mortgage portfolio totaled $89.7 billion, while the home equity loan portfolio was $38.6 billion. Of the first mortgages, $59.9 billion is recorded in LCL within Citi Holdings, with the remaining $29.8 billion recorded in Citicorp. With respect to the home equity loan portfolio, $35.4 billion is recorded in LCL, and $3.2 billion is reported in Citicorp.

        Citi's residential first mortgage portfolio included $8.6 billion of loans with FHA insurance or VA guarantees as of September 30, 2012. This portfolio consists of loans originated to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans to date.

        Also as of September 30, 2012, the residential first mortgage portfolio included $1.4 billion of loans with LTVs above 80%, which have insurance through mortgage insurance companies, and $1.0 billion of loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities (GSEs), for which Citi has limited exposure to credit losses. Citi's home equity loan portfolio also included $0.4 billion of loans subject to LTSCs with GSEs, for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of origination defects.

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

        As of September 30, 2012, Citi's North America residential first mortgage portfolio contained approximately $12.7 billion of adjustable rate mortgages that are required to make a payment only of accrued interest for the payment period, or an interest-only payment. Borrowers that are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers that have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio.

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

(2)
The third quarter of 2012 included approximately $181 million of charge-offs related to new OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Excluding the impact of these charge-offs, net credit losses would have increased to $0.47 and $0.44 for the Citigroup and Citi Holdings portfolios, respectively.

Note: For each of the tables above, past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans are recorded at fair value. Totals may not sum due to rounding.

        Management actions, including asset sales and modification programs, continued to be the primary drivers of the overall improved asset performance within Citi's residential first mortgage portfolio in Citi Holdings during the periods presented above (excluding the deferred principal net credit losses and the Chapter 7 bankruptcy net credit losses described in notes 1 and 2 to the tables above). Citi sold approximately $0.8 billion of delinquent residential first mortgages during the third quarter of 2012, up from $0.5 billion in the second quarter of 2012. Since the third quarter of 2010, Citi has sold approximately $9.0 billion of residential mortgages, of which $6.0 billion have been delinquent.

        In addition, Citi has modified approximately $0.2 billion of residential first mortgage loans in each of the third and second quarters of 2012. (For additional information on Citi's residential first mortgage loan modifications, see Note 12 to the Consolidated Financial Statements.) While re-defaults of previously modified mortgages under the HAMP and Citi Supplemental Modification (CSM) programs continued to track favorably versus expectations as of September 30, 2012, Citi's residential first mortgage portfolio continued to show some signs of the impact of re-defaults of previously modified mortgages, which continued to increase in the current quarter. This is reflected in the stabilizing to increasing net credit loss trends in the tables above (excluding the deferred principal net credit losses and the Chapter 7 bankruptcy net credit losses described in notes 1 and 2 to the tables above).

        Accordingly, Citi continues to believe that its ability to offset increasing delinquencies or net credit losses in its residential first mortgage portfolio, due to any deterioration of the underlying credit performance of these loans, re-defaults, the lengthening of the foreclosure process (see "Foreclosures" below) or otherwise, pursuant to asset sales or modifications could be limited going forward given the lack of remaining inventory of loans to sell or modify or due to lack of market demand for asset sales. Citi has taken these trends and uncertainties, including the potential for re-defaults, into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below. Citi also continues to believe that any increase in net credit losses relating to the national mortgage settlement will be covered by its existing loan loss reserves. See also "Credit Risk—National Mortgage Settlement" below.

North America Residential First Mortgages—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's residential first mortgages as of September 30, 2012 and June 30, 2012.

	September 30, 2012					June 30, 2012
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$21.4	28%	2.3%	26%	729	$21.8	28%	2.7%	31%	729
NY/NJ/CT	11.6	15	4.3	8	720	11.5	15	4.8	12	718
IN/OH/MI	4.1	5	5.9	35	655	4.3	5	6.0	45	654
FL	3.9	5	8.6	43	676	4.0	5	9.5	49	674
IL	3.2	4	5.9	32	693	3.3	4	6.6	47	692
AZ/NV	2.0	3	4.8	56	702	2.1	3	5.0	62	702
Other	30.7	40	5.6	15	667	31.9	40	5.8	20	666

Total	$76.9	100%	4.7%	21%	691	$78.9	100%	5.0%	27%	690

Note: Totals may not sum due to rounding.

(1)
Certain of the states are included as part of a region based on Citi's view of similar home prices (HPI) within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data is unavailable.

        As evidenced by the table above, Citi's residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York as the largest of the three states). The improvement in refreshed LTV percentages at September 30, 2012 was primarily the result of improvements in HPI across substantially all metropolitan statistical areas, thereby increasing values used in the determination of LTV. Additionally, sales of higher LTV loans during the third quarter (see discussion above) further reduced the amount of loans with greater than 100% LTV. To a lesser extent, modification programs involving principal write-downs further reduced the loans in this category during the quarter. With the continued lengthening of the foreclosure process (see discussion under "Foreclosures" below) in all of these states and regions, Citi expects it could experience less improvement in the 90+ days past due delinquency rate in certain of these states and/or regions in the future.

Foreclosures

        The substantial majority of Citi's foreclosure inventory consists of residential first mortgages. As of September 30, 2012, approximately 2.1% of Citi's residential first mortgage portfolio was in Citi's foreclosure inventory (based on the dollar amount of loans in foreclosure inventory as of such date, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs), essentially flat as compared to 2.2% as of June 30, 2012.

        Similar to prior quarters, Citi continued to experience fewer loans moving into its foreclosure inventory during the third quarter of 2012, primarily as a result of Citi's continued asset sales of delinquent first mortgages, increased state requirements for foreclosure filings and Citi's continued efforts to work with borrowers pursuant to its loan modification programs, including under the national mortgage settlement.

        In addition, the foreclosure process remains stagnant across most states, driven primarily by the additional state requirements necessary to complete foreclosures as well as the continued lengthening of the foreclosure process. Citi continues to experience average timeframes to foreclosure that are two to three times longer than historical norms. These lengthening foreclosure timelines and the low number of loans moving into foreclosure inventory resulted in the aged foreclosure inventory (active foreclosures in process for two years or more) increasing slightly to approximately 20% of Citi's total foreclosure inventory as of September 30, 2012 (compared to 19% at June 30, 2012). Extended foreclosure timelines continue to be more pronounced in the judicial states (i.e., those states that require foreclosures to be processed via court approval), where Citi has a higher concentration of residential first mortgages in foreclosure (see "North America Residential First Mortgages—State Delinquency Trends" above).

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

        Historically, Citi's home equity lines of credit typically had a 10-year draw period. Citi's new originations of home equity lines of credit typically have a five-year draw period as Citi changed these terms in June 2010 to mitigate risk due to the economic environment and declining home prices. As of September 30, 2012, Citi's home equity loan portfolio of $38.6 billion included approximately $22.7 billion of home equity lines of credit that are still within their revolving period and have not commenced amortization (the interest-only payment feature during the revolving period is standard for this product across the industry). The vast majority of Citi's home equity loans extended under lines of credit as of September 30, 2012 will contractually begin to amortize after 2014.

        As of September 30, 2012, the percentage of U.S. home equity loans in a junior lien position where Citi also owned or serviced the first lien was approximately 30%. However, for all home equity loans (regardless of whether Citi owns or services the first lien), Citi manages its home equity loan account strategy through obtaining and reviewing refreshed credit bureau scores (which reflect the borrower's performance on all of its debts, including a first lien, if any), refreshed LTV ratios and other borrower credit-related information. Historically, the default and delinquency statistics for junior liens where Citi also owns or services the first lien have been better than for those where Citi does not own or service the first lien, which Citi believes is generally attributable to origination channels and better credit characteristics of the portfolio, including FICO and LTV, for those junior liens where Citi also owns or services the first lien.

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's home equity loan portfolio in North America. The vast majority of Citi's home equity loan exposure arises from its portfolio within Citi Holdings—LCL.

Note:
For each of the tables above, past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value.

(1)
The first quarter of 2012 included approximately $55 million of charge-offs related to previously deferred principal balances on modified mortgages. Excluding the impact of these charge-offs, net credit losses would have decreased to $0.51 and $0.50 for the Citigroup and Citi Holdings portfolios, respectively.

(2)
The third quarter of 2012 included approximately $454 million of charge-offs related to new OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Excluding the impact of these charge-offs, net credit losses would have decreased to $0.43 and $0.41 for the Citigroup and Citi Holdings portfolios, respectively.

(3)
Represents year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index. The third quarter of 2012 data is not yet available.

Note:
Days past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, because the potential loss predominantly resides with the U.S. agencies, and (ii) loans are recorded at fair value. Totals may not sum due to rounding.

        As evidenced by the tables above, there generally continued to be improvement in home equity loan delinquencies in the third quarter of 2012, although the rate of improvement has continued to slow. Given the lack of a market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs, Citi's ability to offset increased delinquencies and net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans or otherwise, continues to be more limited as compared to residential first mortgages as discussed above. Accordingly, Citi could begin to experience increased delinquencies and thus increased net credit losses in this portfolio going forward. Citi has taken these trends and uncertainties into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below.

North America Home Equity Loans—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's home equity loans as of September 30, 2012 and June 30, 2012.

	September 30, 2012					June 30, 2012
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$10.0	27%	2.1%	42%	723	$10.4	27%	2.1%	46%	723
NY/NJ/CT	8.4	23	2.2	19	715	8.7	23	2.2	24	715
IN/OH/MI	1.3	3	2.3	57	679	1.4	4	2.1	65	678
FL	2.5	7	3.3	57	699	2.6	7	3.2	62	698
IL	1.4	4	2.0	53	708	1.5	4	2.3	64	707
AZ/NV	0.9	2	3.1	73	709	0.9	2	3.3	77	709
Other	12.0	33	2.2	36	695	12.8	33	2.1	45	695

Total	$36.5	100%	2.3%	37%	704	$38.3	100%	2.2%	44%	704

Note:
Totals may not sum due to rounding.

(1)
Certain of the states are included as part of a region based on Citi's view of similar home prices (HPI) within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data is unavailable.

        Similar to residential first mortgages discussed above, the improvement in refreshed LTV percentages at September 30, 2012 was primarily the result of improvements in HPI across substantially all metropolitan statistical areas, thereby increasing values used in the determination of LTV. For the reasons described under "North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans" above, Citi has experienced, and could continue to experience, increased delinquencies and thus increased net credit losses in certain of these states and/or regions going forward.

North America Consumer Mortgages—Loan Loss Reserve Coverage

        At September 30, 2012, approximately $8.5 billion of Citi's total loan loss reserves of $25.9 billion was allocated to North America real estate lending in Citi Holdings. With respect to Citi's aggregate North America Consumer mortgage portfolio, including Citi Holdings as well as the residential first mortgages and home equity loans in Citicorp, Citi's loan loss reserves were $8.7 billion at September 30, 2012. Excluding the impact of the $635 million charge-offs related to the new OCC guidance in the third quarter of 2012, this represented over 29 months of coincident net credit loss coverage.

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

        Through September 30, 2012, Citi has assisted approximately 18,000 customers under the loan modification and other loss mitigation activities provisions of the national mortgage settlement, resulting in an aggregate principal reduction of approximately $1.4 billion that is potentially eligible for inclusion in the settlement value. Net credit losses of approximately $450 million have been incurred to date relating to the loan modifications under the national mortgage settlement, all of which were offset by loan loss reserve releases (the $450 million includes approximately $370 million of incremental charge-offs related to anticipated forgiveness of principal in connection with the national mortgage settlement in the first quarter of 2012). Citi continues to believe that its loan loss reserves as of September 30, 2012 will be sufficient to cover the required customer relief to delinquent borrowers under the national mortgage settlement. Loan modifications pursuant to the national mortgage settlement have improved Citi's 30+ days past due delinquencies by approximately $278 million.

        Like other financial institutions party to the national mortgage settlement, Citi does not receive dollar-for-dollar settlement value for the relief it provides under the national mortgage settlement in all cases, and as a result, Citi anticipates that the relief provided will be higher than the settlement value.

Refinancing Concessions for Current Borrowers

        The refinancing concessions are to be offered to residential first mortgage borrowers whose properties are worth less than the value of their loans, who have been current in the prior twelve months, who have not had a modification, bankruptcy or foreclosure proceeding during the prior 24 months, and whose loans have a current interest rate greater than 5.25%. As of September 30, 2012, approximately 9,000 customers holding loans with a total unpaid principal balance of $1.4 billion have been provided refinance concessions under the national mortgage settlement, thus reducing their interest rate to 5.25% for the remaining life of the loan. Citi continues to anticipate that customers holding approximately $2.0 billion in loans will be provided refinance concessions under the national mortgage settlement.

        Citi accounts for the refinancing concessions under the settlement based on whether the particular borrower is determined to be experiencing financial difficulty based on certain underwriting criteria. When a refinancing concession is granted to a borrower that is experiencing financial difficulty, the loan is accounted for as a TDR. Otherwise, the impact of the refinancing concessions is recognized over a period of years in the form of lower interest income. As of September 30, 2012, approximately 4,000 customers holding loans with a total unpaid principal balance of $600 million that were provided refinance concessions have been accounted for as TDRs. These refinancing concessions have not had a material impact on the fair value of the modified mortgage loans.

        As noted above, if the modified loan under the refinancing is not accounted for as a TDR, the impact to Citi of the refinancing concession will be recognized over a period of years in the form of lower interest income. Citi estimates the foregone future interest income as a result of the refinance concessions under the national mortgage settlement was approximately $7 million in the third quarter of 2012. Citi continues to estimate the total amount of expected foregone future interest income will be approximately $40 million annually. However, this estimate could change based on the response rate of borrowers that qualify and the subsequent borrower payment behavior.

 Consumer Mortgage FICO and LTV

        As a consequence of the financial crisis, economic environment and the decrease in housing prices, LTV and FICO scores for Citi's residential first mortgage and home equity loan portfolios have generally deteriorated since origination, particularly in the case of originations between 2006 and 2007. However, as set forth in the tables below, the negative migration has generally stabilized, and refreshed LTVs have improved in the last two quarters.

        Generally, on a refreshed basis, approximately 21% of residential first mortgages had an LTV ratio above 100%, compared to approximately 0% at origination. Similarly, approximately 33% of residential first mortgages had FICO scores less than 660 on a refreshed basis, compared to 25% at origination. With respect to home equity loans, approximately 37% of home equity loans had refreshed LTVs above 100%, compared to approximately 0% at origination. Approximately 24% of home equity loans had FICO scores less than 660 on a refreshed basis, compared to 9% at origination.

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

  –
  Balances exclude deferred fees/costs.

  –
  Tables exclude balances for which FICO or LTV data is unavailable. For residential first mortgages, balances for which such data is unavailable include $0.4 billion in each of the periods presented. For home equity loans, balances for which such data is unavailable include $0.2 billion in each of the periods presented.

        Citi's residential first mortgage delinquencies continue to show the impact of re-defaults of previously modified mortgages. Generally, the increased level of 90+ days past due for residential first mortgages with refreshed FICO scores of less than 660 can be attributed to the lengthening of the foreclosure process and the continued economic uncertainty, as discussed in the sections above.

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

Mortgage Servicing Rights

        To minimize credit and liquidity risk, Citi sells most of the conforming mortgage loans it originates, but retains the servicing rights. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi's Consolidated Balance Sheet. The fair value of MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, the fair value of MSRs declines with increased prepayments, and declines in interest rates are generally one factor that tends to lead to increased prepayments. In managing this risk, Citi economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities classified as trading account assets.

        Citi's MSRs totaled $1.9 billion as of September 30, 2012, compared to $2.0 billion and $2.9 billion at June 30, 2012 and September 30, 2011, respectively. The sequential decrease in the value of Citi's MSRs primarily reflected the impact from lower interest rates in addition to amortization. As of September 30, 2012, approximately $1.3 billion of MSRs were specific to Citicorp, with the remainder to Citi Holdings.

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

Whole Loan Sales (principally reflected in Citi Holdings—Local Consumer Lending)

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

  CitiMortgage (principally reflected in Citi Holdings—Local Consumer Lending)

        During the period 2005 through 2008, Citi sold approximately $24.6 billion of loans through private-label mortgage securitization trusts via its Consumer business in CitiMortgage. These $24.6 billion of securitization trusts were composed of approximately $15.4 billion in prime trusts and $9.2 billion in Alt-A trusts, each as classified at issuance. As of September 30, 2012, approximately $9.1 billion of the $24.6 billion remained outstanding as a result of repayments of approximately $14.2 billion and cumulative losses (incurred by the issuing trusts) of approximately $1.3 billion. The remaining outstanding amount is composed of approximately $4.6 billion in prime trusts and approximately $4.5 billion in Alt-A trusts, as classified at issuance. As of September 30, 2012, the remaining outstanding amount had a 90 days or more delinquency rate in the aggregate of approximately 15.1%. Similar to the whole loan sales discussed above, the vast majority of these loans were either originated by Citi or purchased from a third-party seller that is no longer financially viable. Citi's repurchase reserve takes into account estimated reimbursements to be received from third-party sellers.

  Legacy S&B Securitizations (principally reflected in Citi Holdings—Special Asset Pool)

        During the period 2005 through 2008, S&B, through its legacy business, sold approximately $66.4 billion of loans through private-label mortgage securitization trusts. These $66.4 billion of securitization trusts were composed of approximately $15.4 billion in prime trusts, $12.4 billion in Alt-A trusts and $38.6 billion in subprime trusts, each as classified at issuance. As of September 30, 2012, approximately $20.7 billion of this amount remained outstanding as a result of repayments of approximately $35.6 billion and cumulative losses (incurred by the issuing trusts) of approximately $10.1 billion (of which approximately $7.6 billion related to loans in subprime trusts). The remaining outstanding amount is composed of approximately $5.3 billion in prime trusts, $4.4 billion in Alt-A trusts and $11.0 billion in subprime trusts, as classified at issuance. As of September 30, 2012, the remaining outstanding amount had a 90 days or more delinquency rate of approximately 26.6%.

        The mortgages included in the S&B legacy securitizations were primarily purchased from third-party sellers. In connection with these securitization transactions, representations and warranties relating to the mortgages were made either by Citi, by third-party sellers, or both. As of September 30, 2012, where Citi made representations and warranties and received similar representations and warranties from third-party sellers, Citi believes that for the majority of the securitizations backed by prime and Alt-A loan collateral, if Citi received a repurchase claim for those loans, it would have a back-to-back claim against financially viable sellers. However, for the significant majority of the subprime collateral, Citi believes that such sellers would be unlikely to honor back-to-back claims because they are in bankruptcy, liquidation, or financial distress and are thus no longer financially viable. Citi's repurchase reserve, to the extent applicable, takes into account estimated reimbursements to be received, if any, from third-party sellers.

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

        As previously disclosed, the repurchase reserve is based on various assumptions which, as referenced above, are primarily based on Citi's historical repurchase activity with the GSEs. As of September 30, 2012, the most significant assumptions used to calculate the reserve levels are the: (i) correlation between loan characteristics and repurchase claims; (ii) claims appeal success rates; and (iii) estimated loss per repurchase or make-whole payment. In addition, as previously disclosed, Citi considers reimbursements estimated to be received from third-party sellers, which are generally based on Citi's analysis of its most recent collection trends and the financial solvency or viability of the third-party sellers, in estimating its repurchase reserve.

        During the third quarter of 2012, Citi recorded an additional reserve of $200 million relating to its whole loan sales repurchase exposure. The change in estimate for the third quarter of 2012 primarily resulted from a deterioration in loan performance and increased repurchase activity associated with servicing sold to a third party in the fourth quarter of 2010, where Citi retained the repurchase liability, an increase in Freddie Mac loan documentation requests during the quarter, and a deteriorating repurchase estimate associated with mortgage insurance rescission behavior. Despite the increase in the repurchase reserve during the third quarter relating to the deterioration of mortgage insurance recession behavior, Citi continues to believe that the inability to collect reimbursement from mortgage insurers is not likely to have a material impact on the repurchase reserve. Citi's claims appeal success rate continued to remain stable in the third quarter of 2012, with approximately half of repurchase claims successfully appealed and thus resulting in no loss to Citi. Citi continues to believe the activity in and change in estimate relating to its repurchase reserve will remain volatile in the near term.

        As referenced above, the repurchase reserve estimation process for potential whole loan representation and warranty claims relies on various assumptions that involve numerous estimates and judgments, including with respect to certain future events, and thus entails inherent uncertainty. As of September 30, 2012, Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued could be up to $0.6 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management's judgement regarding reasonably possible adverse changes to those assumptions. Citi's estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

  Repurchase Reserve—Private-Label Securitizations

        Investors in private-label securitizations may seek recovery for losses caused by non-performing loans through repurchase claims or through litigation premised on a variety of legal theories. To date, Citi has received actual repurchase claims for breaches of representations and warranties related to private-label securitizations at a sporadic and unpredictable rate, and most of the claims received are not yet resolved. Thus, Citi cannot estimate probable future repurchases from such private-label securitizations. Rather, at the present time, Citi views repurchase claims related to private-label securitizations as episodic, such that repurchase reserves are currently expected to be recorded principally on the basis of estimated losses arising from actual claims received, rather than predictions regarding claims estimated to be received or paid in the future.

        While actual repurchase claims related to private-label securitizations have been episodic to date, Citi has continued to receive significant levels of inquiries and demands for loan files, among other things, relating to private-label securitizations, from trustees of securitization trusts and others. Given the continued intense focus on mortgage-related matters, as well as the increasing level of litigation and regulatory activity relating to mortgage loans and mortgage-backed securities, the level of inquiries and demands regarding these securitizations could further increase. As noted above, these inquiries and demands could lead to additional claims for breaches of representations and warranties, or to litigation relating to such breaches or other matters. Citi considers these matters as part of its contingencies analysis. For additional information, see Note 22 to the Consolidated Financial Statements.

        The table below sets forth the activity in the repurchase reserve for each of the quarterly periods below:

	Three Months Ended
In millions of dollars	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Balance, beginning of period	$1,476	$1,376	$1,188	$1,076	$1,001
Additions for new sales(1)	7	4	6	7	5
Change in estimate(2)	200	242	335	306	296
Utilizations	(167)	(146)	(153)	(201)	(226)

Balance, end of period	$1,516	$1,476	$1,376	$1,188	$1,076

(1)
Reflects new whole loan sales, primarily to the GSEs.

(2)
Change in estimate for the third quarter of 2012 related entirely to whole loan sales to the GSEs and private investors.

        The following table sets forth the unpaid principal balance of loans repurchased due to representation and warranty claims during each of the quarterly periods below:

	Three Months Ended
In millions of dollars	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
GSEs and others(1)	$105	$202	$101	$110	$162

(1)
Predominantly related to claims from the GSEs. Also includes repurchases pursuant to private investor and private-label securitization claims.

        In addition to the amounts set forth in the table above, Citi recorded make-whole payments of $118 million, $91 million, $107 million, $148 million and $171 million for the quarterly periods ended September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively. Predominantly all of these make-whole payments were to the GSEs.

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

        The following table sets forth the original principal balance of representation and warranty claims by claimant, as well as the original principal balance of unresolved claims by claimant, for each of the quarterly periods below:

	Claims during the three months ended
In millions of dollars	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
GSEs and others(1)	$866	$1,486	$1,291	$712	$806
Mortgage insurers(2)	21	90	23	35	54

Total	$887	$1,576	$1,314	$747	$860

	Unresolved claims at
In millions of dollars	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
GSEs and others(1)	$2,794	$2,685	$2,019	$1,536	$1,593
Mortgage insurers(2)	4	15	8	15	24

Total	$2,798	$2,700	$2,027	$1,551	$1,617

(1)
Primarily includes claims from the GSEs. Also includes private investor and private-label securitization claims.

(2)
Represents the insurer's rejection of a claim for loss reimbursement that has yet to be resolved and includes only GSE whole loan activity. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE whole. Failure to collect from mortgage insurers is considered in determining the repurchase reserve. Citi does not believe the inability to collect reimbursement from mortgage insurers is likely to have a material impact on its repurchase reserve.

        For additional information regarding Citi's potential mortgage repurchase liability, see Note 21 to the Consolidated Financial Statements below.

North America Cards

Overview

        Citi's North America cards portfolio primarily consists of its Citi-branded cards and Citi retail services portfolios in Citicorp. As of September 30, 2012, the Citicorp Citi-branded cards portfolio totaled approximately $72 billion while the Citi retail services portfolio was approximately $37 billion.

        See Note 12 to the Consolidated Financial Statements below for a discussion of Citi's significant cards modification programs.

North America Cards Quarterly Credit Trends—Delinquencies and Net Credit Losses

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's North America Citi-branded cards and Citi retail services portfolios in Citicorp. Citi continued to experience improvement in these metrics during the third quarter of 2012.

North America Cards—Loan Loss Reserve Coverage

        At September 30, 2012, approximately $7.6 billion of Citi's total loan loss reserves of $25.9 billion was allocated to Citi's North America cards portfolios, representing approximately 18 months of coincident net credit loss coverage as of such date.

 CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 2012	September 2012	June 2012	September 2011	September 2012	June 2012	September 2011
Citicorp(3)(4)
Total	$289.1	$3,024	$3,090	$3,416	$3,539	$3,449	$4,049
Ratio		1.05%	1.09%	1.25%	1.23%	1.22%	1.48%

Retail banking
Total	$143.2	$882	$869	$794	$1,154	$1,049	$977
Ratio		0.62%	0.63%	0.63%	0.81%	0.76%	0.77%
North America	41.5	291	294	232	230	215	218
Ratio		0.72%	0.74%	0.66%	0.57%	0.54%	0.62%
EMEA	4.9	50	49	65	79	78	107
Ratio		1.02%	1.07%	1.51%	1.61%	1.70%	2.49%
Latin America	27.5	322	285	273	412	316	267
Ratio		1.17%	1.10%	1.26%	1.50%	1.22%	1.24%
Asia	69.3	219	241	224	433	440	385
Ratio		0.32%	0.36%	0.34%	0.62%	0.65%	0.59%

Cards
Total	$145.9	$2,142	$2,221	$2,622	$2,385	$2,400	$3,072
Ratio		1.47%	1.53%	1.78%	1.63%	1.65%	2.08%
North America—Citi-branded	72.2	760	830	1,063	744	744	1,106
Ratio		1.05%	1.14%	1.42%	1.03%	1.02%	1.47%
North America—Citi retail services	36.6	716	721	902	823	852	1,205
Ratio		1.96%	1.97%	2.38%	2.25%	2.33%	3.18%
EMEA	2.9	45	43	47	68	61	63
Ratio		1.55%	1.54%	1.74%	2.34%	2.18%	2.33%
Latin America	14.2	401	405	396	416	428	398
Ratio		2.82%	2.96%	3.07%	2.93%	3.12%	3.09%
Asia	20.0	220	222	214	334	315	300
Ratio		1.10%	1.13%	1.13%	1.67%	1.61%	1.59%

Citi Holdings—Local Consumer Lending(5)(6)
Total	$117.9	$4,974	$5,354	$5,791	$4,753	$4,614	$5,999
Ratio		4.54%	4.66%	4.20%	4.34%	4.02%	4.35%
International	8.8	366	363	480	436	453	677
Ratio		4.16%	3.90%	3.24%	4.95%	4.87%	4.57%
North America	109.1	4,608	4,991	5,311	4,317	4,161	5,322
Ratio		4.58%	4.71%	4.31%	4.29%	3.93%	4.32%

Total Citigroup (excluding Special Asset Pool)	$407.0	$7,998	$8,444	$9,207	$8,292	$8,063	$10,048
Ratio		2.01%	2.12%	2.23%	2.09%	2.03%	2.44%

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

(4)
The 90+ days and 30-89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government entities since the potential loss predominantly resides within the U.S. government entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $738 million ($1.2 billion), $748 million ($1.2 billion) and $512 million ($1.3 billion) at September 30, 2012, June 30, 2012 and September 30, 2011, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) were $122 million, $124 million and $102 million, at September 30, 2012, June 30, 2012 and September 30, 2011, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for North America Local Consumer Lending exclude U.S. mortgage loans that are guaranteed by U.S. government entities since the potential loss predominantly resides within the U.S. entities. The amounts excluded for loans 90+ days past due and (EOP loans) for each period were $4.1 billion ($7.2 billion), $4.3 billion ($7.4 billion), and $4.5 billion ($8.1 billion) at September 30, 2012, June 30, 2012 and September 30, 2011, respectively. The amounts excluded for loans 30-89 days past due (end-of-period loans have the same adjustment as above) for each period were $1.3 billion, $1.3 billion, and $1.6 billion, at September 30, 2012, June 30, 2012 and September 30, 2011, respectively.

(6)
The September 30, 2012, June 30, 2012 and September 30, 2011 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $1.2 billion, $1.2 billion and $1.3 billion, respectively, of loans that are carried at fair value.

 Consumer Loan Net Credit Losses and Ratios

		Net credit losses(2)
	Average loans(1) 3Q12
In millions of dollars, except average loan amounts in billions		3Q12	2Q12	3Q11
Citicorp
Total	$285.6	$2,030	$2,124	$2,545
Ratio		2.83%	3.02%	3.64%

Retail banking
Total	$141.1	$325	$276	$298
Ratio		0.92%	0.80%	0.92%
North America	41.3	72	62	65
Ratio		0.69%	0.61%	0.73%
EMEA	4.7	12	7	29
Ratio		1.02%	0.60%	2.61%
Latin America	26.6	160	135	113
Ratio		2.39%	2.15%	1.98%
Asia	68.5	81	72	91
Ratio		0.47%	0.43%	0.54%

Cards
Total	$144.5	$1,705	$1,848	$2,247
Ratio		4.69%	5.16%	6.00%
North America—Citi-branded	71.5	745	840	1,099
Ratio		4.15%	4.71%	5.89%
North America—retail services	36.5	534	609	690
Ratio		5.82%	6.71%	7.19%
EMEA	2.8	17	7	20
Ratio		2.42%	1.01%	2.83%
Latin America	13.9	273	265	293
Ratio		7.81%	7.84%	8.42%
Asia	19.8	136	127	145
Ratio		2.73%	2.62%	2.91%

Citi Holdings—Local Consumer Lending
Total(3)	$121.7	$1,825	$1,289	$1,676
Ratio		5.97%	4.09%	4.29%
International	9.0	121	154	237
Ratio		5.35%	6.45%	5.91%
North America(3)	112.7	1,704	1,135	1,439
Ratio		6.02%	3.90%	4.11%

Total Citigroup (excluding Special Asset Pool)(3)	$407.3	$3,855	$3,413	$4,221
Ratio		3.77%	3.35%	3.87%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
The third quarter of 2012 includes approximately $635 million of incremental charge-offs related to new OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. There was a corresponding approximately $600 million reserve release in the third quarter of 2012 specific to these mortgage loans.

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

Corporate Credit Portfolio

        The following table represents the Corporate credit portfolio (excluding Private Bank in Securities and Banking), before consideration of collateral, by maturity at September 30, 2012 and December 31, 2011. The Corporate credit portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, bankers' acceptances and leases, and unfunded commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At September 30, 2012				At December 31, 2011
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$203	$67	$15	$285	$177	$62	$13	$252
Unfunded lending commitments	127	169	20	316	144	151	21	316

Total	$330	$236	$35	$601	$321	$213	$34	$568

Portfolio Mix

        Citi's Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded commitments by region:

	September 30, 2012	December 31, 2011
North America	45%	47%
EMEA	29	27
Asia	18	18
Latin America	8	8

Total	100%	100%

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

        The following table presents the Corporate credit portfolio by facility risk rating at September 30, 2012 and December 31, 2011, as a percentage of the total portfolio:

	Direct outstandings and unfunded commitments
	September 30, 2012	December 31, 2011
AAA/AA/A	56%	55%
BBB	29	29
BB/B	13	13
CCC or below	2	2
Unrated	—	1

Total	100%	100%

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

	Direct outstandings and unfunded commitments
	September 30, 2012	December 31, 2011
Public sector	18%	19%
Transportation and industrial	18	16
Petroleum, energy, chemical and metal	17	17
Banks/broker-dealers	13	13
Consumer retail and health	12	13
Technology, media and telecom	8	8
Insurance and special purpose vehicles	5	5
Hedge funds	4	4
Real estate	3	3
Other industries(1)	2	2

Total	100%	100%

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

        At September 30, 2012 and December 31, 2011, $41.4 billion and $41.5 billion, respectively, of credit risk exposures were economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded commitments above do not reflect the impact of these hedging transactions. At September 30, 2012 and December 31, 2011, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2012	December 31, 2011
AAA/AA/A	35%	41%
BBB	46	45
BB/B	16	13
CCC or below	3	1

Total	100%	100%

        At September 30, 2012 and December 31, 2011, the credit protection was economically hedging underlying credit exposures with the following industry distribution:

Industry of Hedged Exposure

	September 30, 2012	December 31, 2011
Transportation and industrial	21%	22%
Petroleum, energy, chemical and metal	21	22
Public sector	20	12
Consumer retail and health	12	15
Technology, media and telecom	10	12
Banks/broker-dealers	10	10
Insurance and special purpose vehicles	4	5
Other industries(1)	2	2

Total	100%	100%

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

Non-Trading Portfolios—Interest Rate Exposure (IRE)

        The exposures in the following table represent the approximate annualized risk to Citi's net interest revenue assuming an unanticipated parallel instantaneous 100 bps change in interest rates compared with the market forward interest rates in selected currencies.

	September 30, 2012		June 30, 2012		September 30, 2011
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar(1)	$786	NM	$691	NM	$168	NM

Mexican peso	$57	$(57)	$42	$(42)	$131	$(131)

Euro	$(24)	NM	$32	NM	$125	$(122)

Japanese yen	$83	NM	$79	NM	$95	NM

Pound sterling	$40	NM	$46	NM	$51	NM

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the table. The U.S. dollar IRE associated with these businesses was $(127) million for a 100 basis point instantaneous increase in interest rates as of September 30, 2012.

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

        The changes in the U.S. dollar IRE from the prior quarter reflected changes in balance sheet composition, the impact of continued lower rates, and regular updates of behavioral assumptions for mortgages. The changes from the prior-year period also reflected the impact of lower rates, debt issuance and swapping activities and regular updates of behavioral assumptions for customer-related assets and liabilities.

        The following table shows the approximate annualized risk to net interest revenue from six different changes in the implied-forward rates for the U.S. dollar. Each scenario assumes that the rate change will occur simultaneously.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	(132)	777	1,497	NM	NM	136

 Value at Risk for Trading Portfolios

        Value at risk (VAR) estimates, at a 99% confidence level, the potential decline in the value of a position or a portfolio under normal market conditions. VAR statistics, which are based on historical data, can be materially different across firms due to differences in portfolio composition, differences in VAR methodologies, and differences in model parameters. Due to these inconsistencies, Citi believes VAR statistics can be used more effectively as indicators of trends in risk taking within a firm, rather than as a basis for inferring differences in risk taking across firms. In addition to VAR, Citi monitors the price risk of its trading portfolios using other measures such as, but not limited to, risk factor sensitivities and stress testing. For additional information on risk factor sensitivities and stress testing, see "Market Risk—Price Risk—Trading Portfolios—Value at Risk" in Citi's 2011 Annual Report on Form 10-K.

        Citi uses a single Monte Carlo simulation VAR model which has been designed to capture material risk sensitivities (such as first and second order sensitivities of positions to changes in market prices) of various asset classes/risk types (such as interest rate, foreign exchange, equity and commodity risks). Citi's VAR includes all positions which are measured at fair value; it does not include investment securities classified as available-for-sale or held-to-maturity. For information on these securities, see Note 11 to the Consolidated Financial Statements.

        Citi believes its VAR model is conservatively calibrated to incorporate the greater of short-term (most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of 180,000 time series, with risk sensitivities updated daily and model parameters updated weekly.

        The conservative features of the VAR calibration contribute approximately 12% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets. Under normal and stable market conditions, Citi would thus expect the number of days where trading losses exceed its VAR to be less than two or three exceptions per year. Periods of unstable market conditions could increase the number of these exceptions. During the last four quarters, there was one back-testing exception where trading losses exceeded the VAR estimate at the Citigroup level (back-testing is the process in which the daily VAR of a portfolio is compared to the actual daily change in the market value of transactions).

        As set forth in the table below, Citi's total trading and credit portfolios VAR was $118 million, $143 million and $223 million at September 30, 2012, June 30, 2012 and September 30, 2011, respectively. Daily total trading and credit portfolio VAR averaged $129 million in the third quarter of 2012 and ranged between $117 million to $149 million. The decrease in Citi's average total trading and credit portfolio VAR from the prior quarter was primarily driven by position changes within global equity derivatives, reduced volatilities in the three-year time series used for VAR, and reduced market volatilities associated with the credit portfolio that lead to a reduction in risk.

In millions of dollars	September 30, 2012	Third Quarter 2012 Average	June 30, 2012	Second Quarter 2012 Average	September 30, 2011	Third Quarter 2011 Average
Interest rate	108	114	$122	$119	187	197
Foreign exchange	44	33	42	40	49	41
Equity	18	22	21	31	51	52
Commodity	19	15	17	18	22	21
Diversification benefit(1)	(82)	(75)	(86)	(86)	(114)	(124)

Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	107	109	$116	$122	195	187

Specific risk-only component(3)	24	29	$23	$17	56	29

Total—general market factors only	83	80	$93	$105	139	158

Incremental Impact of Credit Portfolios(4)	11	20	$27	$27	28	20

Total Trading and Credit Portfolios VAR	118	129	$143	$149	223	207

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

(4)
The credit portfolio is composed of the asset side of the CVA derivative exposures and all associated CVA hedges. DVA is not included. It also includes hedges to the loan portfolio, fair value option loans, and tail hedges that are not explicitly hedging the trading book.

        The table below provides the range of market factor VARs for total trading VAR, inclusive of specific risk, across the following quarters:

	Third quarter 2012		Second quarter 2012		Third quarter 2011
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$101	$126	$109	$149	$179	$232
Foreign exchange	25	46	32	53	29	59
Equity	18	31	21	43	25	85
Commodity	11	20	13	21	17	29

VAR Model Review and Validation

        Generally, Citi's VAR review and model validation process entails reviewing the model framework, major assumptions, and implementation of the mathematical algorithm. In addition, as part of the model validation process, product specific back-testing on hypothetical portfolios are periodically completed and reviewed with Citi's U.S. banking regulators. Furthermore, back-testing is performed against the actual change in market value of transactions on a quarterly basis at multiple levels of the organization (trading desk level, ICG business segment and Citigroup) and the results are also shared with the U.S. banking regulators.

        Significant VAR model and assumption changes must be independently validated within Citi's risk management organization. This validation process includes a review by Citi's model validation group and further approval from its model validation review committee which is composed of senior quantitative risk management officers. In the event of significant model changes, parallel model runs are undertaken prior to implementation. In addition, significant model and assumption changes are subject to the periodic reviews and approval by Citi's U.S. banking regulators.

        Citi uses the same independently validated VAR model for both regulatory capital and external market risk disclosure purposes and, as such, the model review and oversight process for both purposes is as described above. While the scope of positions included in the VAR model calculations for regulatory capital purposes differs from the scope of positions for external market risk disclosure purposes, these differences are due to the fact that certain positions included for external market risk purposes are not eligible for market risk treatment under the U.S. regulatory capital rules, either as currently in effect under Basel I or under the final market risk capital rules under Basel II.5 (e.g., the interest rate sensitivity of repos and reverse repos and the credit and market sensitivities of the derivatives CVA are included for external market risk disclosure purposes, but are not included for regulatory capital purposes). The applicability of the VAR model for positions eligible for market risk treatment under U.S. regulatory capital rules is periodically reviewed and approved by Citi's U.S. banking regulators.

 INTEREST REVENUE/EXPENSE AND YIELDS

In millions of dollars, except as otherwise noted	3rd Qtr. 2012		2nd Qtr. 2012		3rd Qtr. 2011		Change 3Q12 vs. 3Q11
Interest revenue(1)	$17,070		$17,028		$18,282		(7)%
Interest expense(2)	5,016		5,291		6,030		(17)

Net interest revenue(3)	$12,054		$11,737		$12,252		(2)%

Interest revenue—average rate	4.05%		4.07%		4.23%		(18	) bps
Interest expense—average rate	1.43		1.51		1.62		(19	) bps
Net interest margin	2.86		2.81		2.83		3	bps

Interest-rate benchmarks
Federal Funds rate—end of period	0.00-0.25%		0.00-0.25%		0.00-0.25%		—
Federal Funds rate—average rate	0.00-0.25		0.00-0.25		0.00-0.25		—

Two-year U.S. Treasury note—average rate	0.26%		0.29%		0.28%		(2	) bps
10-year U.S. Treasury note—average rate	1.64		1.83		2.41		(77	) bps

10-year vs. two-year spread	138	bps	154	bps	213	bps

(1)
Interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $136 million, $139 million, and $137 million for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively.

(2)
Interest expense includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $5 million, $5 million and $1 million for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively.

(3)
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

        During the third quarter of 2012, Citi's NIM increased by 5 basis points from the second quarter of 2012. While Citi continued to experience a negative impact on loan and investment portfolio yields given the low interest rate environment, during the third quarter of 2012, it was able to offset this yield pressure by paying down higher cost long-term debt and redeeming three outstanding series of trust preferred securities (see "Capital Resources and Liquidity—Funding and Liquidity" above). Moreover, Citi has continued to reduce its cost of funding for deposits which also served to offset the yield pressure during the quarter. While Citi expects to continue to benefit from lower funding costs into the fourth quarter of 2012, it also believes the overall low interest rate environment will continue to negatively impact yields. Thus, absent any significant items, Citi would expect that its NIM could decrease slightly from the 2.86% in the third quarter.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	3rd Qtr. 2012	2nd Qtr. 2012	3rd Qtr. 2011	3rd Qtr. 2012	2nd Qtr. 2012	3rd Qtr. 2011	3rd Qtr. 2012	2nd Qtr. 2012	3rd Qtr. 2011
Assets
Deposits with banks(5)	$160,735	$160,820	$167,808	$296	$331	$423	0.73%	0.83%	1.00%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$159,230	$158,267	$154,573	$362	$380	$362	0.90%	0.97%	0.93%
In offices outside the U.S.(5)	113,758	127,781	126,460	463	522	586	1.62	1.64	1.84

Total	$272,988	$286,048	$281,033	$825	$902	$948	1.20%	1.27%	1.34%

Trading account assets(7)(8)
In U.S. offices	$124,953	$124,160	121,915	$933	$988	$1,013	2.97%	3.20%	3.30%
In offices outside the U.S.(5)	123,086	127,239	153,835	730	753	1,081	2.36	2.38	2.79

Total	$248,039	$251,399	$275,750	$1,663	$1,741	$2,094	2.67%	2.79%	3.01%

Investments
In U.S. offices
Taxable	$170,813	$164,847	$164,497	$699	$706	$775	1.63%	1.72%	1.87%
Exempt from U.S. income tax	17,527	15,039	13,705	193	194	237	4.38	5.19	6.86
In offices outside the U.S.(5)	116,348	113,924	118,652	1,066	1,034	1,025	3.64	3.65	3.43

Total	$304,688	$293,810	$296,854	$1,958	$1,934	$2,037	2.56%	2.65%	2.72%

Loans (net of unearned income)(9)
In U.S. offices	$361,988	$359,902	$366,248	$6,836	$6,714	$7,272	7.51%	7.50%	7.88%
In offices outside the U.S.(5)	291,851	286,334	278,214	5,348	5,274	5,402	7.29	7.41	7.70

Total	$653,839	$646,236	$644,462	$12,184	$11,988	$12,674	7.41%	7.46%	7.80%

Other interest-earning assets	$37,290	$43,420	$50,755	$144	$132	$106	1.54%	1.22%	0.83%

Total interest-earning assets	$1,677,579	$1,681,733	$1,716,662	$17,070	$17,028	$18,282	4.05%	4.07%	4.23%

Non-interest-earning assets(7)	231,866	234,352	247,003
Total assets from discontinued operations		—	—

Total assets	$1,909,445	$1,916,085	$1,963,665

(1)
Interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $136 million, $139 million, and $137 million for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	3rd Qtr. 2012	2nd Qtr. 2012	3rd Qtr. 2011	3rd Qtr. 2012	2nd Qtr. 2012	3rd Qtr. 2011	3rd Qtr. 2012	2nd Qtr. 2012	3rd Qtr. 2011
Liabilities
Deposits
In U.S. offices(5)	$237,337	$228,957	$221,148	$486	$443	$561	0.81%	0.78%	1.01%
In offices outside the U.S.(6)	502,730	487,546	484,081	1,426	1,443	1,667	1.13	1.19	1.37

Total	$740,067	$716,503	$705,229	$1,912	$1,886	$2,228	1.03%	1.06%	1.25%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$122,218	$121,713	$116,944	$206	$270	$175	0.67%	0.89%	0.59%
In offices outside the U.S.(6)	99,138	103,074	101,472	507	483	621	2.03	1.88	2.43

Total	$221,356	$224,787	$218,416	$713	$753	$796	1.28%	1.35%	1.45%

Trading account liabilities(8)(9)
In U.S. offices	29,653	$30,896	$43,032	$27	$37	$54	0.36%	0.48%	0.50%
In offices outside the U.S.(6)	40,281	51,517	53,676	19	15	37	0.19	0.12	0.27

Total	$69,934	$82,413	$96,708	$46	$52	$91	0.26%	0.25%	0.37%

Short-term borrowings
In U.S. offices	$78,837	$81,760	$80,189	$49	$69	$14	0.25%	0.34%	0.07%
In offices outside the U.S.(6)	30,988	30,253	45,605	124	114	141	1.59	1.52	1.23

Total	$109,825	$112,013	$125,794	$173	$183	$155	0.63%	0.66%	0.49%

Long-term debt(10)
In U.S. offices	$242,079	$260,276	$313,762	$2,108	$2,353	$2,594	3.46%	3.64%	3.28%
In offices outside the U.S.(6)	15,238	15,025	15,968	64	64	166	1.67	1.71	4.12

Total	$257,317	$275,301	$329,730	$2,172	$2,417	$2,760	3.36%	3.53%	3.32%

Total interest-bearing liabilities	$1,398,499	$1,411,017	$1,475,877	$5,016	$5,291	$6,030	1.43%	1.51%	1.62%

Demand deposits in U.S. offices	$13,372	$11,166	14,797
Other non-interest-bearing liabilities(8)	309,415	309,169	293,548
Total liabilities from discontinued operations	—	—	—

Total liabilities	$1,721,286	$1,731,352	$1,784,222

Citigroup stockholders' equity(11)	$186,195	$182,807	$177,465
Noncontrolling interest	1,964	1,926	$1,978

Total equity(11)	$188,159	$184,733	$179,443

Total liabilities and stockholders' equity	$1,909,445	$1,916,085	$1,963,665

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$943,899	$938,962	$954,004	$6,308	$5,959	$6,410	2.66%	2.55%	2.67%
In offices outside the U.S.(6)	733,680	742,771	762,658	5,746	5,778	5,842	3.12	3.13	3.04

Total	$1,677,579	$1,681,733	$1,716,662	$12,054	$11,737	$12,252	2.86%	2.81%	2.83%

(1)
Interest expense includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $5 million, $5 million and $1 million for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
In millions of dollars, except rates	Nine Months 2012	Nine Months 2011	Nine Months 2012	Nine Months 2011	Nine Months 2012	Nine Months 2011
Assets
Deposits with banks(5)	$160,769	$173,682	$994	$1,342	0.83%	1.03%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$157,051	$157,469	$1,118	$1,114	0.95%	0.95%
In offices outside the U.S.(5)	123,257	114,662	1,552	1,575	1.68	1.84

Total	$280,308	$272,131	$2,670	$2,689	1.27%	1.32%

Trading account assets(7)(8)
In U.S. offices	$122,682	$126,099	$2,880	$3,253	3.14%	3.45%
In offices outside the U.S.(5)	126,130	150,804	2,262	3,109	2.40	2.76

Total	$248,812	$276,903	$5,142	$6,362	2.76%	3.07%

Investments
In U.S. offices
Taxable	$169,191	$171,824	$2,167	$2,543	1.71%	1.98%
Exempt from U.S. income tax	15,723	13,340	598	729	5.08	7.31
In offices outside the U.S.(5)	114,504	126,717	3,127	3,491	3.65	3.68

Total	$299,418	$311,881	$5,892	$6,763	2.63%	2.90%

Loans (net of unearned income)(9)
In U.S. offices	$360,679	$371,157	$20,455	$22,019	7.58%	7.93%
In offices outside the U.S.(5)	288,350	272,072	16,202	15,717	7.51	7.72

Total	$649,029	$643,229	$36,657	$37,736	7.54%	7.84%

Other interest-earning assets	$41,313	$50,227	$414	$373	1.34%	0.99%

Total interest-earning assets	$1,679,649	$1,728,053	$51,769	$55,265	4.12%	4.28%

Non-interest-earning assets(7)	232,801	237,656
Total assets from discontinued operations	—	891

Total assets	$1,912,450	$1,966,600

(1)
Interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $410 million and $380 million for the nine months ended September 30, 2012 and 2011, respectively.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
In millions of dollars, except rates	Nine Months 2012	Nine Months 2011	Nine Months 2012	Nine Months 2011	Nine Months 2012	Nine Months 2011
Liabilities
Deposits
In U.S. offices(5)	230,692	$223,422	$1,479	$1,656	0.86%	0.99%
In offices outside the U.S.(6)	486,720	491,469	4,341	4,816	1.19	1.31

Total	717,412	$714,891	$5,820	$6,472	1.08%	1.21%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$120,671	$117,878	$662	$591	0.73%	0.67%
In offices outside the U.S.(6)	101,154	100,699	1,499	1,875	1.98	2.49

Total	$221,825	$218,577	$2,161	$2,466	1.30%	1.51%

Trading account liabilities(8)(9)
In U.S. offices	$30,724	$38,541	$96	$219	0.42%	0.76%
In offices outside the U.S.(6)	45,567	51,235	55	124	0.16	0.32

Total	$76,291	$89,776	$151	$343	0.26%	0.51%

Short-term borrowings
In U.S. offices	$81,722	$88,519	$156	$110	0.25%	0.17%
In offices outside the U.S.(6)	30,812	41,296	408	383	1.77	1.24

Total	$112,534	$129,815	$564	$493	0.67%	0.51%

Long-term debt(10)
In U.S. offices	$265,965	$333,451	$6,916	$8,178	3.47%	3.28%
In offices outside the U.S.(6)	15,287	18,535	248	565	2.17	4.08

Total	$281,252	$351,986	$7,164	$8,743	3.40%	3.32%

Total interest-bearing liabilities	$1,409,314	$1,505,045	$15,860	$18,517	1.50%	1.64%

Demand deposits in U.S. offices	12,523	17,752
Other non-interest-bearing liabilities(8)	305,507	268,695
Total liabilities from discontinued operations	—	13

Total liabilities	$1,727,344	$1,791,505

Citigroup stockholders' equity(11)	$183,235	$172,957
Noncontrolling interest	$1,871	$2,138

Total equity(11)	$185,106	$175,095

Total liabilities and stockholders' equity	$1,912,450	$1,966,600

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$945,764	$977,643	$18,401	$19,383	2.60%	2.65%
In offices outside the U.S.(6)	733,885	750,410	17,508	17,365	3.19%	3.09

Total	$1,679,649	$1,728,053	$35,909	$36,748	2.86%	2.84%

(1)
Interest expense includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $46 million and $4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2012 vs. 2nd Qtr. 2012			3rd Qtr. 2012 vs. 3rd Qtr. 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$—	$(35)	$(35)	$(17)	$(110)	$(127)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$2	$(20)	$(18)	$11	$(11)	$—
In offices outside the U.S.(4)	(57)	(2)	(59)	(56)	(67)	(123)

Total	$(55)	$(22)	$(77)	$(45)	$(78)	$(123)

Trading account assets(5)
In U.S. offices	$6	$(61)	$(55)	$25	$(105)	$(80)
In offices outside the U.S.(4)	(25)	2	(23)	(197)	(154)	(351)

Total	$(19)	$(59)	$(78)	$(172)	$(259)	$(431)

Investments(1)
In U.S. offices	$41	$(49)	$(8)	$55	$(175)	$(120)
In offices outside the U.S.(4)	22	10	32	(20)	61	41

Total	$63	$(39)	$24	$35	$(114)	$(79)

Loans (net of unearned income)(6)
In U.S. offices	$39	$83	$122	$(84)	$(352)	$(436)
In offices outside the U.S.(4)	101	(27)	74	258	(312)	(54)

Total	$140	$56	$196	$174	$(664)	$(490)

Other interest-earning assets	$(20)	$32	$12	$(34)	$72	$38

Total interest revenue	$109	$(67)	$42	$(59)	$(1,153)	$(1,212)

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

(6)
Includes cash-basis loans.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2012 vs. 2nd Qtr. 2012			3rd Qtr. 2012 vs. 3rd Qtr. 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$17	$26	$43	$39	$(114)	$(75)
In offices outside the U.S.(4)	44	(61)	(17)	62	(303)	(241)

Total	$61	$(35)	$26	$101	$(417)	$(316)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$1	$(65)	$(64)	$8	$23	$31
In offices outside the U.S.(4)	(19)	43	24	(14)	(100)	(114)

Total	$(18)	$(22)	$(40)	$(6)	$(77)	$(83)

Trading account liabilities(5)
In U.S. offices	$(1)	$(9)	$(10)	$(14)	$(13)	$(27)
In offices outside the U.S.(4)	(4)	8	4	(8)	(10)	(18)

Total	$(5)	$(1)	$(6)	$(22)	$(23)	$(45)

Short-term borrowings
In U.S. offices	$(2)	$(18)	$(20)	$—	$35	$35
In offices outside the U.S.(4)	3	7	10	(52)	35	(17)

Total	$1	$(11)	$(10)	$(52)	$70	$18

Long-term debt
In U.S. offices	$(161)	$(84)	$(245)	$(618)	$132	$(486)
In offices outside the U.S.(4)	1	(1)	—	(7)	(95)	(102)

Total	$(160)	$(85)	$(245)	$(625)	$37	$(588)

Total interest expense	$(121)	$(154)	$(275)	$(604)	$(410)	$(1,014)

Net interest revenue	$230	$87	$317	$545	$(743)	$(198)

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

 ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Nine Months 2012 vs. Nine Months 2011
	Increase (Decrease) Due to Change in:
In millions of dollars	Average Volume	Average Rate	Net Change(2)
Deposits at interest with banks(4)	$(94)	$(254)	$(348)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(3)	$7	$4
In offices outside the U.S.(4)	113	(136)	(23)

Total	$110	$(129)	$(19)

Trading account assets(5)
In U.S. offices	$(86)	$(287)	$(373)
In offices outside the U.S.(4)	(472)	(375)	(847)

Total	$(558)	$(662)	$(1,220)

Investments(1)
In U.S. offices	$(4)	$(503)	$(507)
In offices outside the U.S.(4)	(334)	(30)	(364)

Total	$(338)	$(533)	$(871)

Loans (net of unearned income)(6)
In U.S. offices	$(611)	$(953)	$(1,564)
In offices outside the U.S.(4)	923	(438)	485

Total	$312	$(1,391)	$(1,079)

Other interest-earning assets	$(74)	$115	$41

Total interest revenue	$(642)	$(2,854)	$(3,496)

Deposits(7)
In U.S. offices	$52	$(229)	$(177)
In offices outside the U.S.(4)	(46)	(429)	(475)

Total	$6	$(658)	$(652)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$14	$57	$71
In offices outside the U.S.(4)	8	(384)	(376)

Total	$22	$(327)	$(305)

Trading account liabilities(5)
In U.S. offices	$(38)	$(85)	$(123)
In offices outside the U.S.(4)	(12)	(57)	(69)

Total	$(50)	$(142)	$(192)

Short-term borrowings
In U.S. offices	$(9)	$55	$46
In offices outside the U.S.(4)	(113)	138	25

Total	$(122)	$193	$71

Long-term debt
In U.S. offices	$(1,732)	$470	$(1,262)
In offices outside the U.S.(4)	(86)	(231)	(317)

Total	$(1,818)	$239	$(1,579)

Total interest expense	$(1,962)	$(695)	$(2,657)

Net interest revenue	$1,320	$(2,159)	$(839)

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

(6)
Includes cash-basis loans.

(7)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $959 million and $974 million for the nine months ended September 30, 2012 and 2011, respectively.

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

        As noted in the "Managing Global Risk—Risk Management—Overview" section of Citigroup's 2011 Annual Report on Form 10-K, Citi has instituted a risk management process to monitor, evaluate and manage the principal risks it assumes in conducting its activities, which include the credit, market and operations risks associated with Citi's country risk exposures. The risk management organization is structured to facilitate the management of risk across three dimensions: businesses, regions and critical products. The Chief Risk Officer monitors and controls major risk exposures and concentrations across the organization, and subjects those risks to alternative stress scenarios in order to assess the potential economic impact they may have on Citi. Citi's independent risk management, working with input from the businesses and finance, provides periodic updates to senior management on significant potential areas of concern across Citi that can arise from risk concentrations, financial market participants and other systemic issues including, for example, Eurozone debt issues and other developments in the European Monetary Union (EMU). These areas of focus are intended to be forward-looking assessments of the potential economic impacts to Citi that may arise from these exposures.

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

        Several European countries, including Greece, Ireland, Italy, Portugal, Spain (GIIPS) and France, have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Moreover, the ongoing Eurozone debt crisis and other developments in the EMU could lead to the withdrawal of one or more countries from the EMU or a partial, or ultimately a complete, break-up of the EMU. Given investor interest in this area, the narrative and tables below set forth certain information regarding Citi's country risk exposures on these topics as well as certain other country risk matters as of September 30, 2012.

Credit Risk

        Generally, credit risk measures Citi's net exposure to a credit or market risk event. Citi's credit risk reporting is based on Citi's internal risk management measures and systems. The country designation in Citi's internal risk management systems is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, sociopolitical or legal risks. As a result, Citi's reported credit risk exposures in a particular country may include exposures to subsidiaries within the client relationship that are actually domiciled outside of the country (e.g., Citi's Greece credit risk exposures may include loans, derivatives and other exposures to a U.K. subsidiary of a Greece-based corporation).

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

 Sovereign, Financial Institution and Corporate Exposures

In billions of U.S. dollars	GIIPS(1)	Greece	Ireland	Italy	Portugal	Spain	France
Funded loans, before reserves(2)	$8.4	$1.1	$0.3	$2.1	$0.3	$4.6	$6.4
Derivative counterparty mark-to- market, inclusive of CVA(3)	13.0	0.6	0.5	9.3	0.2	2.4	6.9

Gross funded credit exposure	$21.3	$1.7	$0.8	$11.4	$0.6	$7.0	$13.3

Less: margin and collateral(4)	(3.8)	(0.3)	(0.3)	(1.2)	(0.1)	(1.9)	$(5.5)
Less: purchased credit protection(5)	(10.1)	(0.1)	(0.0)	(7.4)	(0.3)	(2.3)	(3.7)

Net current funded credit exposure	$7.4	$1.3	$0.5	$2.7	$0.2	$2.8	$4.1

Net trading exposure	$1.8	$(0.0)	$(0.1)	$1.4	$0.1	$0.3	$(0.8)
AFS exposure	0.2	0.0	0.0	0.2	0.0	0.0	0.3

Net trading and AFS exposure	$2.0	$(0.0)	$(0.1)	$1.7	$0.1	$0.3	$(0.5)

Net current funded exposure	$9.5	$1.3	$0.4	$4.4	$0.3	$3.1	$3.6

Additional collateral received, not reducing amounts above	$(3.6)	$(0.8)	$(0.2)	$(0.7)	$(0.0)	$(1.9)	$(3.5)

Net current funded credit exposure detail:
Sovereigns	$1.1	$0.1	$0.1	$1.2	$0.1	$(0.3)	$0.8
Financial institutions	2.0	0.0	0.0	0.1	(0.0)	1.9	2.1
Corporations	4.4	1.1	0.4	1.5	0.1	1.2	1.1

Net current funded credit exposure	$7.4	$1.3	$0.5	$2.7	$0.2	$2.8	$4.1

Net unfunded commitments(6):
Sovereigns	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.1
Financial institutions	0.3	0.0	0.0	0.1	0.0	0.2	3.1
Corporations, net	6.3	0.3	0.6	2.8	0.2	2.4	10.6

Total net unfunded commitments	$6.6	$0.4	$0.6	$3.0	$0.2	$2.5	$13.7

Note: As discussed above, the information in the table above is based on Citi's internal risk management measures and systems. The exposures in the table above do not include retail, small business and Citi Private Bank exposures in the GIIPS. See "GIIPS—Retail, Small Business and Citi Private Bank" below. Retail, small business and Citi Private Bank exposure in France was not material as of September 30, 2012. Citi has exposures to obligors located within the GIIPS and France that are not included in the table above because Citi's internal risk management systems determine that the client relationship, taken as a whole, is not in GIIPS or France (e.g., a funded loan to a Greece subsidiary of a Switzerland-based corporation). However, the total amount of such exposures was less than $1.5 billion of funded loans and $1.9 billion of unfunded commitments across the GIIPS and in France as of September 30, 2012. Totals may not sum due to rounding.

(1)
Greece, Ireland, Italy, Portugal and Spain.

(2)
As of September 30, 2012, Citi held $0.2 billion and $0.1 billion in reserves against these loans in the GIIPS and France, respectively.

(3)
Includes the net credit exposure arising from secured financing transactions, such as repurchase agreements and reverse repurchase agreements. See "Secured Financing Transactions" below.

(4)
Margin and collateral posted under legally enforceable margin agreements. Does not include collateral received on secured financing transactions.

(5)
Credit protection purchased primarily from investment grade, global financial institutions predominantly outside of the GIIPS and France. See "Credit Default Swaps" below.

(6)
Unfunded commitments net of approximately $0.7 billion and $1.6 billion of purchased credit protection as of September 30, 2012 on unfunded commitments in the GIIPS and France, respectively. Previously, this purchased credit protection was included in the "purchased credit protection" line in the table above. See "Unfunded Commitments" under GIIPS and France below.

GIIPS

Sovereign, Financial Institution and Corporate Exposures

        As noted in the table above, Citi's gross funded credit exposure to sovereign entities, financial institutions and multinational and local corporations designated in the GIIPS under Citi's risk management systems was $21.3 billion at September 30, 2012, compared to $20.1 billion at June 30, 2012. This $21.3 billion of gross funded credit exposure at September 30, 2012 was made up of $8.4 billion in gross funded loans, before reserves, and $13.0 billion in derivative counterparty mark-to-market exposure, inclusive of credit valuation adjustments (CVA). Further, as of September 30, 2012, Citi's net current funded exposure to sovereigns, financial institutions and corporations designated in the GIIPS under Citi's risk management systems was $9.5 billion, compared to $8.4 billion at June 30, 2012. The primary driver of the increases quarter-over-quarter related to changes in Citi's net current funded credit exposure as described in more detail below.

Net Trading and AFS Exposure—$2.0 billion

        Included in the net current funded exposure at September 30, 2012 was a net position of $2.0 billion in securities and derivatives with GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity. This compared to $2.4 billion of net trading and AFS exposures as of June 30, 2012. Included within the net position of $2.0 billion as of September 30, 2012 was a net position of negative $0.05 billion of indexed and tranched credit derivatives.

        These securities and derivatives are marked to market daily. As previously disclosed, Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

Net Current Funded Credit Exposure—$7.4 billion

        As of September 30, 2012, Citi's net current funded credit exposure to GIIPS sovereigns, financial institutions and corporations was $7.4 billion, compared to $6.0 billion as of June 30, 2012. As of the end of the third quarter of 2012, the majority of Citi's net current funded credit exposure continued to be to corporations designated in the GIIPS. The increase quarter-over-quarter was primarily due to an approximately $0.8 billion drawn commitment in Spain collateralized with non-GIIPS government bonds and an approximately $0.6 billion increase in derivative counterparty mark-to-market exposure due to market movements, inclusive of CVA, in Italy.

        Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure as of September 30, 2012 has been reduced by $3.8 billion of margin and collateral posted under legally enforceable margin agreements (unchanged from June 30, 2012). Similar to prior periods, the majority of this margin and collateral as of September 30, 2012 was in the form of cash, with the remainder in predominantly non-GIIPS securities, which are included at fair value.

        Gross funded credit exposure as of September 30, 2012 has also been reduced by $10.1 billion in purchased credit protection, compared to $10.3 billion at June 30, 2012, predominantly from financial institutions outside the GIIPS (see "Credit Default Swaps" below). Included within the $10.1 billion of purchased credit protection as of September 30, 2012 was $0.9 billion of indexed and tranched credit derivatives executed to hedge Citi's exposure on funded loans and CVA on derivatives, a significant portion of which are reflected in Italy and Spain.

        Purchased credit protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to counterparty credit risks (see "Credit Default Swaps" below), the credit protection may not fully cover all situations that may adversely affect the value of Citi's exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.

        As of September 30, 2012, Citi also held $3.6 billion of collateral which has not been netted against its gross funded credit exposure to the GIIPS, a decrease from $4.2 billion at June 30, 2012. This collateral may take a variety of forms, including securities, receivables and physical assets, and is held under a variety of collateral arrangements.

Unfunded Commitments—$6.6 billion

        As of September 30, 2012, Citi also had $6.6 billion of unfunded commitments to GIIPS sovereigns, financial institutions and corporations, with $6.3 billion of this amount to corporations. This compared to $9.1 billion of unfunded commitments as of June 30, 2012, with $7.7 billion of such amount to corporations. The decrease in unfunded commitments quarter-over-quarter was primarily driven by the funding of the $0.8 billion commitment in Spain described above, as well as a reallocation of purchased credit protection from funded exposure to unfunded commitments, which was approximately $0.7 billion. This $0.7 billion was previously included in the table above under "purchased credit protection."

        As of September 30, 2012, unfunded commitments in the GIIPS included approximately $4.4 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $2.2 billion of letters of credit.

Other Activities

        In addition to the exposures described above, like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures.

Retail, Small Business and Citi Private Bank

        As of September 30, 2012, Citi had approximately $6.3 billion of mostly locally funded accrual loans to retail, small business and Citi Private Bank customers in the GIIPS, the vast majority of which is in Citi Holdings. This compared to $6.9 billion at the end of the second quarter of 2012. Of the $6.3 billion, approximately $4.0 billion consisted of retail and small business exposures in Spain ($2.8 billion) and Greece ($1.2 billion), approximately $1.5 billion related to held-to-maturity securitized retail assets (primarily mortgage-backed securities in Spain), and approximately $0.8 billion related to

Private Bank customers, substantially all in Spain. This compared to approximately $4.3 billion of retail and small business exposures in Spain ($3.0 billion) and Greece ($1.2 billion), approximately $1.7 billion related to held-to-maturity securitized retail assets and approximately $1.0 billion related to Private Bank customers as of June 30, 2012.

        In addition, Citi had approximately $4.1 billion of unfunded commitments to GIIPS retail, small business and Private Bank customers as of September 30, 2012, compared to approximately $5.0 billion as of June 30, 2012. Citi's unfunded commitments to GIIPS retail customers, in the form of unused credit card lines, are generally cancellable upon the occurrence of significant credit events, including redenomination events.

France

Sovereign, Financial Institution and Corporate Exposures

        Citi's gross funded credit exposure to the sovereign entity of France, as well as financial institutions and multinational and local corporations designated in France under Citi's risk management systems, was $13.3 billion at September 30, 2012, compared to $13.0 billion at June 30, 2012. This $13.3 billion of gross funded credit exposure at September 30, 2012 was made up of $6.4 billion in gross funded loans, before reserves, and $6.9 billion in derivative counterparty mark-to-market exposure, inclusive of CVA. Further, as of September 30, 2012, Citi's net current funded exposure to the French sovereign and financial institutions and corporations designated in France under Citi's risk management systems was $3.6 billion, compared to $3.7 billion at June 30, 2012.

Net Trading and AFS Exposure—$(0.5) billion

        Included in the net current funded exposure at September 30, 2012 was a net position of $(0.5) billion in securities and derivatives with the French sovereign, financial institutions and corporations as the issuer or reference entity. This compared to $2.1 billion of net trading and AFS exposures as of June 30, 2012. Included within the net position of $(0.5) billion as of September 30, 2012 was a net position of $0.03 billion of indexed and tranched credit derivatives.

        These securities and derivatives are marked to market daily. As previously disclosed, Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

Net Current Funded Credit Exposure—$4.1 billion

        As of September 30, 2012, the net current funded credit exposure to the French sovereign, financial institutions and corporations was $4.1 billion. Of this amount, as of September 30, 2012, approximately $0.8 billion was to the sovereign entity (compared to $0.1 billion at June 30, 2012), $2.1 billion was to financial institutions (compared to $2.0 billion at June 30, 2012) and $1.1 billion to corporations (compared to $(0.4) billion at June 30, 2012).

        Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure has been reduced by $5.5 billion of margin and collateral posted under legally enforceable margin agreements (compared to $5.9 billion at June 30, 2012). Similar to prior periods, the majority of this margin and collateral as of September 30, 2012 was in the form of cash, with the remainder in predominantly non-French securities, which are included at fair value.

        Gross funded credit exposure as of September 30, 2012 has also been reduced by $3.7 billion in purchased credit protection, compared to $5.4 billion at June 30, 2012, predominantly from financial institutions outside France (see "Credit Default Swaps" below). The decrease in purchased credit protection is primarily driven by the reallocation of purchased credit protection from funded exposure to unfunded commitments (as described under "GIIPS" above), which was approximately $1.6 billion. Included within the $3.7 billion of purchased credit protection as of September 30, 2012 was $1.4 billion of indexed and tranched credit derivatives executed to hedge Citi's exposure on funded loans and CVA on derivatives.

        Purchased credit protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to counterparty credit risks (see "Credit Default Swaps" below), the credit protection may not fully cover all situations that may adversely affect the value of Citi's exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.

        As of September 30, 2012, Citi also held $3.5 billion of collateral which has not been netted against its gross funded credit exposure to France. This amount is a decrease from $4.5 billion as of June 30, 2012 and, as described above, this collateral can take a variety of forms and is held under a variety of collateral arrangements.

Unfunded Commitments—$13.7 billion

        As of September 30, 2012, Citi also had $13.7 billion of unfunded commitments to the French sovereign, financial institutions and corporations, with $10.6 billion of this amount to corporations. This compared to $17.9 billion of unfunded commitments as of June 30, 2012, with $13.8 billion of such amount to corporations. The decrease in unfunded commitments quarter-over-quarter was primarily driven by the reallocation of purchased credit protection from funded exposure to unfunded commitments (as described under "GIIPS" above), which was approximately $1.6 billion. This $1.6 billion was previously included in the table above under "purchased credit protection."

        As of September 30, 2012, unfunded commitments in France included $10.6 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $3.1 billion of letters of credit.

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

        The notional amount of credit protection purchased or sold on GIIPS and French underlying single reference entities as of September 30, 2012 is set forth in the table below. The net notional contract amounts, less mark-to-market adjustments, are included in "net current funded exposure" in the table under "Sovereign, Financial Institution and Corporate Exposures" above, and appear in either "net trading exposure" when part of a trading strategy or in "purchased credit protection" when purchased as a hedge against a credit exposure.

	CDS purchased or sold on underlying single reference entities in these countries
In billions of U.S. dollars	GIIPS	Greece	Ireland	Italy	Portugal	Spain	France
Notional CDS contracts on underlying reference entities
Net purchased(1)	$(17.2)	$(0.4)	$(1.0)	$(10.4)	$(2.5)	$(6.5)	$(10.3)
Net sold(1)	6.5	0.3	0.7	2.8	2.4	3.9	6.1
Sovereign underlying reference entity
Net purchased(1)	(12.1)	—	(0.7)	(8.4)	(1.8)	(3.9)	(4.3)
Net sold(1)	5.1	—	0.7	2.1	1.8	3.3	4.5
Financial institution underlying reference entity
Net purchased(1)	(2.9)	(0.0)	(0.3)	(1.5)	(0.3)	(1.3)	(1.8)
Net sold(1)	2.1	0.0	0.0	1.3	0.3	0.9	1.4
Corporate underlying reference entity
Net purchased(1)	(4.7)	(0.4)	(0.2)	(2.0)	(0.7)	(2.3)	(6.5)
Net sold(1)	1.8	0.3	0.1	0.9	0.6	0.9	2.4

(1)
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

        The above table contains all net CDS purchased or sold on GIIPS and French underlying single reference entities, whether part of a trading strategy or as purchased credit protection. With respect to the $17.2 billion net purchased CDS contracts on underlying GIIPS reference entities, approximately 91% was purchased from non-GIIPS counterparties and 80% was purchased from investment grade counterparties as of September 30, 2012. With respect to the $10.3 billion net purchased CDS contracts on underlying French reference entities, approximately 97% was purchased from non-French counterparties and 87% was purchased from investment grade counterparties as of September 30, 2012.

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

        As shown in the table below, at September 30, 2012, Citi had loaned $12.6 billion in cash through secured financing transactions with GIIPS and French counterparties, usually through reverse repurchase agreements. Against those loans, it held approximately $15.7 billion fair value of securities collateral. In addition, Citi held $1.3 billion in variation margin, most of which was in cash, against all secured financing transactions.

        Consistent with Citi's risk management systems, secured financing transactions are included in the counterparty derivative mark-to-market exposure at their net credit exposure value, which is typically small or zero given the over-collateralized structure of these transactions.

In billions of dollars	Cash financing out	Securities collateral in(1)
Lending to GIIPS and French counterparties through secured financing transactions	$12.6	$15.7

(1)
Citi has also received approximately $1.3 billion in variation margin, predominantly cash, associated with secured financing transactions with these counterparties.

        Collateral taken in against secured financing transactions is generally high quality, marketable securities, consisting of government debt, corporate debt, or asset-backed securities. The table below sets forth the fair value of the securities collateral taken in by Citi against secured financing transactions as of September 30, 2012.

In billions of dollars	Total	Government bonds	Municipal or Corporate bonds	Asset-backed bonds
Securities pledged by GIIPS and French counterparties in secured financing transaction lending(1)	$15.7	$2.8	$2.6	$10.3

Investment grade	$15.2	$2.7	$2.5	$10.0
Non-investment grade	0.2	0.1	0.0	—
Not rated	0.3	0.0	0.0	0.2

(1)
Total includes approximately $2.8 billion in correlated risk collateral, predominantly French and Spanish sovereign debt pledged by French counterparties.

        Secured financing transactions can be short term or can extend beyond one year. In most cases, Citi has the right to call for additional margin daily, and can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. The table below sets forth the remaining transaction tenor for these transactions as of September 30, 2012.

		Remaining transaction tenor
In billions of dollars	Total	<1 year	1-3 years	>3 years
Cash extended to GIIPS and French counterparties in secured financing transactions lending(1)	$12.6	$8.5	$3.8	$0.3

(1)
The longest remaining tenor trades mature November 2018.

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

        Citi's redenomination and devaluation exposures to the GIIPS as of September 30, 2012 are not additive to its credit risk exposures to such countries as described under "Credit Risk" above. Rather, Citi's credit risk exposures in the affected country would generally be reduced to the extent of any redenomination and devaluation of assets.

        As of September 30, 2012, Citi estimates that it had net asset exposure subject to redenomination and devaluation in Italy, principally relating to derivatives contracts. Citi also estimates that it had net asset exposure subject to redenomination and devaluation in Spain as of September 30, 2012, principally related to local exposures and offshore exposures related to held-to-maturity securitized retail assets (primarily mortgage-backed securities) and exposures to Private Bank customers (see "GIIPS—Retail, Small Business and Citi Private Bank" above). However, as of September 30, 2012, Citi's estimated redenomination and devaluation exposure to Italy was less than Citi's net current funded credit exposure to Italy (before purchased credit protection) as reflected under "Credit Risk" above. Further, as of September 30, 2012, Citi's estimated redenomination and devaluation exposure to Spain was less than Citi's net current funded credit exposure to Spain (before purchased credit protection) plus its retail, small business and Private Bank credit risk exposure to Spain, as reflected under "Credit Risk" above. In Greece, Ireland and Portugal, as of September 30, 2012, Citi had a net liability position.

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

        Citi's net investment in its Argentine operations at September 30, 2012 was approximately $800 million (unchanged from the second quarter of 2012). Citi uses the Argentine peso as the functional currency for its operations in Argentina and translates its operations into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina, which was 4.70 Argentine pesos to one U.S. dollar at September 30, 2012.

        Citi hedges currency risk in its net investment to the extent possible and prudent, although suitable hedging alternatives are becoming less available and more expensive, a trend Citi expects to continue going forward. At September 30, 2012, Citi hedged approximately $300 million of its net investment using foreign currency forwards that are recorded as net investment hedges under ASC 815 Derivatives and Hedging. As of September 30, 2012, Citi hedged foreign currency risk by holding in its Argentine operations both U.S. dollar denominated monetary assets of approximately $200 million and foreign currency futures with a notional value of approximately $100 million that do not qualify as net investment hedges.

        The impact of any devaluation of the Argentine peso on Citi's net investment in Argentina would be reported as a translation loss in stockholders' equity, offset by gains recorded in stockholders' equity on its hedges that have been designated and qualify for hedge accounting or recorded in earnings for its U.S dollar denominated monetary assets or currency futures that do not qualify as net investment hedges.

Venezuelan Operations

        In 2003, the Venezuelan government enacted currency restrictions that have limited Citi's ability to obtain U.S. dollars in Venezuela at the official foreign currency rate. Citi uses the official exchange rate, as fixed by the Central Bank of Venezuela, to re-measure the foreign currency transactions in the financial statements of its Venezuelan operations, which use the U.S. dollar as the functional currency, into U.S. dollars. Citi uses the official exchange rate, which was 4.3 bolivars to one U.S. dollar at September 30, 2012, because it is the only exchange rate legally available in Venezuela.

        At September 30, 2012, Citi's net investment in Venezuela was approximately $300 million, which included net monetary assets denominated in Venezuelan bolivars of approximately $270 million (compared to $290 million at June 30, 2012). Citi is exposed to foreign exchange losses in earnings if the official exchange rate is devalued or in the event that it must settle bolivars at a rate that is less favorable than the official rate.

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

Fair Valuation Adjustments for Derivatives

        The fair value adjustments applied by Citigroup to its derivative carrying values consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 19 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity reserve is adjusted to take into account the size of the position.

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

        The table below summarizes the CVA applied to the fair value of derivative instruments for the periods indicated:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	September 30, 2012	December 31, 2011
Non-monoline counterparties	$(3,372)	$(5,392)
Citigroup (own)	1,134	2,176

Total CVA—derivative instruments	$(2,238)	$(3,216)

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

        The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO debt for the periods indicated:

	Credit/debt valuation adjustment gain (loss)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2012	2011	2012	2011
CVA on derivatives, excluding monolines, net of hedges	$(215)	$333	$(292)	$113
CVA related to monoline counterparties, net of hedges	—	—	1	180

Total CVA—derivative instruments	$(215)	$333	$(291)	$293

DVA related to own FVO debt	$(560)	$1,606	$(1,552)	$1,734

Total CVA and DVA	$(776)	$1,939	$(1,843)	$2,027

        The CVA and DVA amounts shown in the table above do not include the effect of counterparty credit risk embedded in non-derivative instruments. Losses on non-derivative instruments, such as bonds and loans, related to counterparty credit risk are also not included in the table above.

 CREDIT DERIVATIVES

        Citigroup makes markets in and trades a range of credit derivatives on behalf of clients and in connection with its risk management activities. Through these contracts, Citi either purchases or writes protection on either a single-name or portfolio basis. Citi primarily uses credit derivatives to help mitigate credit risk in its corporate loan portfolio and other cash positions, and to facilitate client transactions.

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. As of September 30, 2012 and December 31, 2011, approximately 96% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi's top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of September 30, 2012 and December 31, 2011:

September 30, 2012

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$36,979	$34,422	$972,491	$930,387
Broker-dealer	14,407	15,018	353,472	320,560
Monoline	6	—	141	—
Non-financial	254	193	4,872	3,395
Insurance and other financial institutions	7,246	7,096	208,515	184,211

Total by industry/counterparty	$58,892	$56,729	$1,539,491	$1,438,553

By instrument
Credit default swaps and options	$58,769	$55,247	$1,523,330	$1,437,397
Total return swaps and other	123	1,482	16,161	1,156

Total by instrument	$58,892	$56,729	$1,539,491	$1,438,553

By rating
Investment grade	$20,300	$19,258	$768,417	$703,826
Non-investment grade(1)	38,592	37,471	771,074	734,727

Total by rating	$58,892	$56,729	$1,539,491	$1,438,553

By maturity
Within 1 year	$3,955	$4,238	$350,707	$333,769
From 1 to 5 years	37,592	37,399	996,011	933,192
After 5 years	17,345	15,092	192,773	171,592

Total by maturity	$58,892	$56,729	$1,539,491	$1,438,553

December 31, 2011

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$57,175	$53,638	$981,085	$929,608
Broker-dealer	21,963	21,952	343,909	321,293
Monoline	10	—	238	—
Non-financial	95	130	1,797	1,048
Insurance and other financial institutions	11,611	9,132	185,861	142,579

Total by industry/counterparty	$90,854	$84,852	$1,512,890	$1,394,528

By instrument
Credit default swaps and options	$89,998	$83,419	$1,491,053	$1,393,082
Total return swaps and other	856	1,433	21,837	1,446

Total by instrument	$90,854	$84,852	$1,512,890	$1,394,528

By rating
Investment grade	$26,457	$23,846	$681,406	$611,447
Non-investment grade(1)	64,397	61,006	831,484	783,081

Total by rating	$90,854	$84,852	$1,512,890	$1,394,528

By maturity
Within 1 year	$5,707	$5,244	$281,373	$266,723
From 1 to 5 years	56,740	54,553	1,031,575	947,211
After 5 years	28,407	25,055	199,942	180,594

Total by maturity	$90,854	$84,852	$1,512,890	$1,394,528

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

        At September 30, 2012, Citigroup had recorded net total DTAs of approximately $53.3 billion, an increase of $2.3 billion from June 30, 2012 and $1.8 billion from December 31, 2011. The sequential increase in total DTAs was primarily driven by the $1.8 billion tax benefit recorded on the MSSB loss and other-than-temporary impairment in the third quarter and the $0.6 billion reduction to tax expense described below under "Other." The increase in Citi's total DTAs since the end of 2011 is due, in large part, to the continued negative impact of Citi Holdings on Citi's U.S. taxable income, including the previously mentioned loss on MSSB. The decrease in the total foreign DTAs from the end of 2011 is primarily driven by reduced net operating loss carry-forward benefits in certain foreign subsidiaries in the second quarter of 2012 (approximately $0.7 billion) and the third quarter of 2012 (approximately $0.7 billion).

        Although realization is not assured, Citi believes that the realization of its recognized net DTAs at September 30, 2012 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies as defined in ASC 740, Income Taxes, that would be implemented if necessary to prevent a carry-forward from expiring. Realization of the DTAs will continue to be driven by Citi's ability to generate U.S. taxable earnings and intended tax-related actions in the relevant tax carry-forward period. Citi does not expect significant utilization of its DTAs as a result of normal business operations during the remainder of 2012. As noted above, Citi's net total DTAs have increased by approximately $1.8 billion since December 31, 2011, while the time remaining for utilization has shortened, given the passage of time.

        The following table summarizes Citi's net DTAs balance at September 30, 2012 and December 31, 2011:

Jurisdiction/Component

	DTAs balance
In billions of dollars	Sept. 30, 2012	Dec. 31, 2011
Total U.S.	$50.1	$46.5
Total Foreign	3.2	5.0

Total	$53.3	$51.5

        Approximately $41 billion of the net DTAs was deducted in calculating Citi's Tier 1 Capital and Tier 1 Common Capital as of September 30, 2012.

Other

        In the third quarter of 2012, Citi recorded a $582 million net reduction to income tax expense due to the resolution of certain items related to the 2006-2008 IRS audit.

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

        Citi's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

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

  •
  the potential impact of the newly formed Consumer Financial Protection Bureau on Citi's practices and operations with respect to a number of its U.S. Consumer businesses and the potential significant costs associated with implementing and complying with any new regulatory requirements or review findings;

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

  •
  risks arising from Citi's extensive operations outside the U.S., particularly in emerging markets, including, without limitation, exchange or currency controls, limitations on foreign investments, sociopolitical instability, nationalization, closure of branches or subsidiaries, confiscation of assets, and sovereign volatility, as well as increased compliance and regulatory risks and costs;

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

  •
  the negative impact of the remaining assets in Citi Holdings on Citi's results of operations and other assets, including Citi's deferred tax assets (DTAs), and its ability to more productively redeploy the capital supporting the remaining assets of Citi Holdings;

  •
  the potential negative impact to Citi's common stock price and market perception if Citi is unable to increase its common stock dividend or initiate a share repurchase program;

  •
  Citi's ability to achieve its targeted expense reduction levels as well as ensuring the highest level of productivity of Citi's previous or future investment spending;

  •
  the potential negative impact on the value of Citi's DTAs if U.S., state or foreign tax rates are reduced, or if other changes are made to the U.S. tax system, such as changes to the tax treatment of foreign business income;

  •
  the expiration of the active financing income exception on Citi's tax expense;

  •
  the potential impact to Citi from evolving cybersecurity and other technological risks and attacks, which could result in additional costs, reputational damage, regulatory penalties and financial losses;

  •
  the accuracy of Citi's assumptions and estimates used to prepare its financial statements, including its litigation and mortgage repurchase reserves, and the potential for Citi to experience significant losses if these assumptions or estimates are incorrect;

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

  •
  Citi's ability to maintain its various contractual relationships with its partners, including without limitation agreements within its credit card businesses; and

  •
  what impact, if any, the national mortgage settlement will have on the behavior of residential mortgage borrowers in general, whether or not their loans are within the scope of the settlement.

        Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

[THIS PAGE INTENTIONALLY LEFT BLANK]

FINANCIAL STATEMENTS AND NOTES

 CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2012	2011	2012	2011
Revenues
Interest revenue	$16,934	$18,145	$51,360	$54,886
Interest expense	5,021	6,031	15,907	18,522

Net interest revenue	$11,913	$12,114	$35,453	$36,364

Commissions and fees	$3,304	$3,043	$9,521	$9,968
Principal transactions	976	2,103	4,547	7,886
Administration and other fiduciary fees	974	945	2,992	3,110
Realized gains (losses) on sales of investments, net	615	765	2,813	1,928
Other-than-temporary impairment losses on investments
Gross impairment losses(1)	(3,470)	(148)	(4,969)	(2,071)
Less: Impairments recognized in AOCI	—	2	66	47

Net impairment losses recognized in earnings	$(3,470)	$(146)	$(4,903)	$(2,024)

Insurance premiums	$616	$658	$1,872	$2,014
Other revenue(2)	(977)	1,349	(296)	1,933

Total non-interest revenues	$2,038	$8,717	$16,546	$24,815

Total revenues, net of interest expense	$13,951	$20,831	$51,999	$61,179

Provisions for credit losses and for benefits and claims
Provision for loan losses	$2,511	$3,049	$7,924	$9,129
Policyholder benefits and claims	225	259	668	738
Provision (release) for unfunded lending commitments	(41)	43	(72)	55

Total provisions for credit losses and for benefits and claims	$2,695	$3,351	$8,520	$9,922

Operating expenses
Compensation and benefits	$6,132	$6,223	$18,644	$19,301
Premises and equipment	846	860	2,451	2,517
Technology/communication	1,465	1,306	4,328	3,795
Advertising and marketing	605	635	1,699	1,659
Other operating	3,172	3,436	9,551	10,450

Total operating expenses	$12,220	$12,460	$36,673	$37,722

Income (loss) from continuing operations before income taxes	(964)	$5,020	$6,806	$13,535
Provision for income taxes (benefit)	$(1,488)	1,278	233	3,430

Income from continuing operations	$524	$3,742	$6,573	$10,105

Discontinued operations
Income (loss) from discontinued operations	$(46)	$(5)	$(49)	$38
Gain (loss) on sale	—	16	(1)	146
Provision (benefit) for income taxes	(15)	10	(13)	72

Income (loss) from discontinued operations, net of taxes	$(31)	$1	$(37)	$112

Net income before attribution of noncontrolling interests	$493	$3,743	$6,536	$10,217
Net income attributable to noncontrolling interests	25	(28)	191	106

Citigroup's net income	$468	$3,771	$6,345	$10,111

Basic earnings per share(3)(4)
Income from continuing operations	$0.17	$1.27	$2.13	$3.38
Income from discontinued operations, net of taxes	(0.01)	—	(0.01)	0.04

Net income	$0.15	$1.27	$2.12	$3.41

Weighted average common shares outstanding	2,926.8	2,910.8	2,926.5	2,907.9

Diluted earnings per share(3)(4)
Income from continuing operations	$0.16	$1.23	$2.07	$3.28
Income from discontinued operations, net of taxes	(0.01)	—	(0.01)	0.04

Net income	$0.15	$1.23	$2.06	$3.32

Adjusted weighted average common shares outstanding(3)	3,015.3	2,998.6	3,014.9	2,997.4

(1)
Third quarter of 2012 includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi's remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB).The nine months of 2012 included the recognition of a $1,181 million impairment charge related to Citi's investment in Akbank. See Note 11 to the Consolidated Financial Statements.

(2)
Other revenue for the third quarter of 2012 includes a $1,344 million loss related to the sale of a 14% interest in MSSB. Additionally, Other revenue for the nine months of 2012 included the recognition of a $424 million loss related to the sale of Citi's 10.1% stake in Akbank.

(3)
Due to rounding, earnings per share on continuing operations and Discontinued operations may not sum to earnings per share on net income.

(4)
All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split, which was effective May 6, 2011.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Net income before attribution of noncontrolling interests	$493	$3,743	$6,536	$10,217

Citigroup's other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$776	$505	$566	$2,297
Net change in cash flow hedges, net of taxes	186	(532)	317	(449)
Net change in foreign currency translation adjustment, net of taxes and hedges	1,245	(4,935)	1,346	(2,795)
Pension liability adjustment, net of taxes(1)	(24)	140	(7)	180

Citigroup's total other comprehensive income (loss)	$2,183	$(4,822)	$2,222	$(767)

Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$9	$(5)	$18	$(2)
Net change in foreign currency translation adjustment, net of taxes	39	(110)	41	(60)

Total other comprehensive income (loss) attributable to noncontrolling interests	$48	$(115)	$59	$(62)

Total comprehensive income (loss) before attribution of noncontrolling interests	$2,724	$(1,194)	$8,817	$9,388
Total comprehensive income (loss) attributable to noncontrolling interests	73	(143)	250	44

Citigroup's comprehensive income (loss)	$2,651	$(1,051)	$8,567	$9,344

(1)
Primarily reflects adjustments based on the final year-end actuarial valuations of the Company's pension and postretirement plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$33,802	$28,701
Deposits with banks	170,028	155,784
Federal funds sold and securities borrowed or purchased under agreements to resell (including $166,506 and $142,862 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	277,542	275,849
Brokerage receivables	31,077	27,777
Trading account assets (including $101,309 and $119,054 pledged to creditors at September 30, 2012 and December 31, 2011, respectively)	315,201	291,734
Investments (including $22,238 and $14,940 pledged to creditors at September 30, 2012 and December 31, 2011, respectively, and $276,489 and $274,040 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	295,474	293,413
Loans, net of unearned income
Consumer (including $1,256 and $1,326 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	407,752	423,340
Corporate (including $4,103 and $3,939 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	250,671	223,902

Loans, net of unearned income	$658,423	$647,242
Allowance for loan losses	(25,916)	(30,115)

Total loans, net	$632,507	$617,127
Goodwill	25,915	25,413
Intangible assets (other than MSRs)	5,963	6,600
Mortgage servicing rights (MSRs)	1,920	2,569
Other assets (including $8,426 and $13,360 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	141,873	148,911
Assets of discontinued operations held for sale	44	—

Total assets	$1,931,346	$1,873,878

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

In millions of dollars	September 30, 2012	December 31, 2011
	(Unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$589	$536
Trading account assets	570	567
Investments	7,429	10,582
Loans, net of unearned income
Consumer (including $1,219 and $1,292 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	91,452	103,275
Corporate (including $170 and $198 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	21,839	23,780

Loans, net of unearned income	$113,291	$127,055
Allowance for loan losses	(6,042)	(8,000)

Total loans, net	$107,249	$119,055
Other assets	1,252	859

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$117,089	$131,599

Statement continues on the next page.

 CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares and per share amounts	September 30, 2012	December 31, 2011
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$133,981	$119,437
Interest-bearing deposits in U.S. offices (including $892 and $848 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	239,574	223,851
Non-interest-bearing deposits in offices outside the U.S.	63,792	57,357
Interest-bearing deposits in offices outside the U.S. (including $972 and $478 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	507,297	465,291

Total deposits	$944,644	$865,936
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $123,459 and $97,712 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	224,370	198,373
Brokerage payables	55,376	56,696
Trading account liabilities	129,990	126,082
Short-term borrowings (including $761 and $1,354 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	49,164	54,441
Long-term debt (including $27,336 and $24,172 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	271,862	323,505
Other liabilities (including $3,407 and $3,742 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	67,202	69,272
Liabilities of discontinued operations held for sale	—	—

Total liabilities	$1,742,608	$1,694,305

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 12,038 as of September 30, 2012 and December 31, 2011, at aggregate liquidation value	$312	$312
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 2,946,810,798 as of September 30, 2012 and 2,937,755,921 as of December 31, 2011	29	29
Additional paid-in capital	106,203	105,804
Retained earnings	96,650	90,520
Treasury stock, at cost: September 30, 2012—14,290,098 shares and December 31, 2011—13,877,688 shares	(851)	(1,071)
Accumulated other comprehensive income (loss)	(15,566)	(17,788)

Total Citigroup stockholders' equity	$186,777	$177,806
Noncontrolling interest	1,961	1,767

Total equity	$188,738	$179,573

Total liabilities and equity	$1,931,346	$1,873,878

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

In millions of dollars	September 30, 2012	December 31, 2011
	(Unaudited)
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$16,624	$21,009
Long-term debt (including $1,394 and $1,558 as of September 30, 2012 and December 31, 2011, respectively, at fair value)	35,641	50,451
Other liabilities	641	587

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$52,906	$72,047

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2012	2011
Preferred stock at aggregate liquidation value
Balance, beginning of year	$312	$312

Balance, end of period	$312	$312

Common stock and additional paid-in capital
Balance, beginning of year	$105,833	$101,316
Employee benefit plans	391	526
ADIA Upper DECs Equity Units Purchase Contract	—	3,750
Other	8	(1)

Balance, end of period	$106,232	$105,591

Retained earnings
Balance, beginning of year	$90,520	$79,559
Adjustment to opening balance, net of taxes(1)	(107)	—

Adjusted balance, beginning of period	$90,413	$79,559
Citigroup's net income (loss)	6,345	10,111
Common dividends(2)	(91)	(52)
Preferred dividends	(17)	(17)
Other	—	1

Balance, end of period	$96,650	$89,602

Treasury stock, at cost
Balance, beginning of year	$(1,071)	$(1,442)
Issuance of shares pursuant to employee benefit plans	224	354
Treasury stock acquired(3)	(4)	(1)

Balance, end of period	$(851)	$(1,089)

Citigroup's accumulated other comprehensive income (loss)
Balance, beginning of year	$(17,788)	$(16,277)
Net change in Citigroup's accumulated other comprehensive income	2,222	(767)

Balance, end of period	$(15,566)	$(17,044)

Total Citigroup common stockholders' equity (shares outstanding: 2,932,521 as of September 30, 2012 and 2,923,878 as of December 31, 2011)	$186,465	$177,060

Total Citigroup stockholders' equity	$186,777	$177,372

Noncontrolling interest
Balance, beginning of year	$1,767	$2,321
Initial origination of a noncontrolling interest	88	28
Transactions between Citigroup and the noncontrolling-interest shareholders	(41)	(351)
Net income attributable to noncontrolling-interest shareholders	191	106
Dividends paid to noncontrolling-interest shareholders	(32)	(67)
Net change in accumulated other comprehensive income (loss)	59	(62)
Other	(71)	(5)

Net change in noncontrolling interests	$194	$(351)

Balance, end of period	$1,961	$1,970

Total equity	$188,738	$179,342

(1)
The adjustment to the opening balance for Retained earnings in 2012 represents the cumulative effect of adopting ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 1 to the Consolidated Financial Statements.

(2)
Common dividends declared were as follows: $0.01 per share in the first, second and third quarters of 2012; $0.01 in the second and third quarters of 2011.

(3)
All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars	2012	2011
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$6,536	$10,217
Net income attributable to noncontrolling interests	191	106

Citigroup's net income	$6,345	$10,111
(Loss) income from discontinued operations, net of taxes	(36)	38
(Loss) gain on sale, net of taxes	(1)	74

Income from continuing operations—excluding noncontrolling interests	$6,382	$9,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	$151	$188
(Additions)/reductions to deferred policy acquisition costs	98	(33)
Depreciation and amortization	2,264	2,135
Provision for credit losses	7,852	9,184
Realized gains from sales of investments	(2,813)	(1,928)
Net impairment losses recognized in earnings	4,903	2,024
Change in trading account assets	(23,467)	(3,365)
Change in trading account liabilities	3,908	19,797
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(1,693)	(43,928)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	25,997	34,054
Change in brokerage receivables net of brokerage payables	(9,279)	(2,435)
Change in loans held-for-sale	2,192	(406)
Change in other assets	(35)	(7,660)
Change in other liabilities	(2,070)	4,360
Other, net	(6,826)	8,834

Total adjustments	$1,182	$20,821

Net cash provided by operating activities of continuing operations	$7,564	$30,820

Cash flows from investing activities of continuing operations
Change in deposits with banks	$(14,244)	$1,576
Change in loans	(13,555)	(6,389)
Proceeds from sales and securitizations of loans	4,874	8,941
Purchases of investments	(188,566)	(254,411)
Proceeds from sales of investments	114,234	159,154
Proceeds from maturities of investments	80,193	112,409
Capital expenditures on premises and equipment and capitalized software	(1,875)	(2,447)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	876	1,063

Net cash (used in) provided by investing activities of continuing operations	$(18,063)	$19,896

Cash flows from financing activities of continuing operations
Dividends paid	$(104)	$(69)
Issuance of ADIA Upper DECs equity units purchase contract	—	3,750
Treasury stock acquired	(4)	(1)
Stock tendered for payment of withholding taxes	(194)	(228)
Issuance of long-term debt	23,819	25,225
Payments and redemptions of long-term debt	(81,746)	(75,016)
Change in deposits	78,708	6,326
Change in short-term borrowings	(5,027)	(13,872)

Net cash provided by (used in) financing activities of continuing operations	$15,452	$(53,885)

Effect of exchange rate changes on cash and cash equivalents	$148	$1,478

Discontinued operations
Net cash provided by discontinued operations	$—	$2,669

Change in cash and due from banks	$5,101	$978
Cash and due from banks at beginning of period	28,701	27,972

Cash and due from banks at end of period	$33,802	$28,950

Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for income taxes	$2,582	$2,617
Cash paid during the year for interest	15,185	15,382

Non-cash investing activities
Transfers to OREO and other repossessed assets	$391	$1,038
Transfers to trading account assets from investments (held-to-maturity)	—	12,700

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of September 30, 2012 and for the three- and nine-month periods ended September 30, 2012 and 2011 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company, Citi or Citigroup). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Annual Report on Form 10-K) and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

 ACCOUNTING CHANGES

OCC Chapter 7 Bankruptcy Guidance

        In the third quarter of 2012, the Office of the Comptroller of the Currency (OCC) issued guidance relating to the accounting for mortgage loans discharged through bankruptcy proceedings pursuant to Chapter 7 of the U.S. Bankruptcy Code (Chapter 7 bankruptcy). Under this new OCC guidance, the discharged loans are accounted for as troubled debt restructurings (TDRs). These TDRs, other than FHA-insured loans, are written down to their collateral value less cost to sell. FHA-insured loans are reserved for based on a discounted cash flow model. As a result of implementing this guidance, Citigroup recorded an incremental $635 million of charge-offs in the third quarter, the vast majority of which related to loans which were current. These charge-offs were substantially offset by a related loan loss reserve release of approximately $600 million, with a net reduction in pretax income of $35 million. Furthermore, as a result of this OCC guidance, as of September 30, 2012, TDRs increased by $1.7 billion, and non-accrual loans increased by $1.5 billion ($1.3 billion of which was current).

Presentation of Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Citigroup has selected the two-statement approach. Under this approach, Citi is required to present components of net income and total net income in the Statement of Income. The Statement of Comprehensive Income follows the Statement of Income and includes the components of OCI and a total for OCI, along with a total for comprehensive income. The ASU removed the option of reporting other comprehensive income in the statement of changes in stockholders' equity. This ASU became effective for Citigroup on January 1, 2012 and a Statement of Comprehensive Income is included in these Consolidated Financial Statements.

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

        In June 2012, the FASB issued an exposure draft that requires new footnote disclosures of items reclassified from accumulated OCI to net income, which adjustments would not be included in either the Statement of Comprehensive Income or the Income Statement. The exposure draft does not propose an effective date. However, the FASB has indicated it intends to make these requirements effective as soon as possible, potentially as early as the fourth quarter of 2012 or the first quarter of 2013.

Credit Quality and Allowance for Credit Losses Disclosures

        In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU required a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loan losses were effective for reporting periods ended on or after December 15, 2010 and were included in the Company's 2010 Annual Report on Form 10-K, while disclosures for activity during a reporting period in the loan and allowance for loan losses accounts were effective for reporting periods beginning on or after December 15, 2010 and were included in the Company's Forms 10-Q beginning with the first quarter of 2011 (see Notes 12 and 13 to the Consolidated Financial Statements). The troubled debt restructuring disclosure requirements that were part of this ASU became effective in the third quarter of 2011 (see below).

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

        The ASU became effective for Citigroup on January 1, 2012. The guidance has been applied prospectively to transactions or modifications of existing transactions occurring on or after January 1, 2012. The ASU has not had a material effect on the Company's financial statements. A nominal amount of the Company's repurchase transactions that would previously have been accounted for as sales is now accounted for as financing transactions.

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

2.     DISCONTINUED OPERATIONS

Sale of Certain Citi Capital Advisors Business

        During the third quarter of 2012, the Company executed definitive agreements to transition a carve-out of its liquid strategies business within Citi Capital Advisors (CCA), which is part of the Institutional Clients Group segment, to certain employees responsible for managing those operations. The transaction will be accounted for as a sale and is currently expected to close in the first quarter of 2013. This sale is reported as discontinued operations for the third quarter of 2012 only. Prior periods were not reclassified due to the immateriality of the impact in those periods.

        The following is a summary as of September 30, 2012 of the assets of Discontinued operations held for sale on the Consolidated Balance Sheet for the operations related to the CCA business to be sold:

In millions of dollars	September 30, 2012
Assets
Deposits at interest with banks	$7
Goodwill	17
Intangible assets	20

Total assets	$44

        Summarized financial information for Discontinued operations for the operations related to CCA follows:

In millions of dollars	Three Months Ended September 30, 2012
Total revenues, net of interest expense	$11

Income (loss) from discontinued operations	$(45)
Gain on sale	—
Benefit for income taxes	(16)

Income (loss) from discontinued operations, net of taxes	$(29)

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

        Summarized financial information for Discontinued operations, including cash flows, for the credit card operations related to Egg follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Total revenues, net of interest expense	$—	$38	$1	$331

Income (loss) from discontinued operations	$(1)	$(5)	$(4)	$39
Gain (loss) on sale	—	15	(1)	141
Provision for income taxes	(1)	4	(2)	63

Income from discontinued operations, net of taxes	$—	$6	$(3)	$117

	Nine Months Ended September 30,
In millions of dollars	2012	2011
Cash flows from operating activities	$—	$(146)
Cash flows from investing activities	—	2,827
Cash flows from financing activities	—	(12)

Net cash provided by discontinued operations	$—	$2,669

Combined Results for Discontinued Operations

        The following is summarized financial information for the CCA business, the Egg credit card business and previous discontinued operations, for which Citi continues to have minimal residual costs associated with the sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Total revenues, net of interest expense	$11	$39	$12	$336

Income (loss) from discontinued operations	$(46)	$(5)	$(49)	$38
Gain (loss) on sale	—	16	(1)	146
Provision (benefit) for income taxes	(15)	10	(13)	72

Income (loss) from discontinued operations, net of taxes	$(31)	$1	$(37)	$112

Cash flows from discontinued operations

	Nine Months Ended September 30,
In millions of dollars	2012	2011
Cash flows from operating activities	$—	$(146)
Cash flows from investing activities	—	2,827
Cash flows from financing activities	—	(12)

Net cash provided by discontinued operations	$—	$2,669

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

        The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period's presentation. Reclassifications made in the first quarter of 2012 related to the transfer of the substantial majority of the Company's retail partner cards business (which Citi now refers to as "Citi retail services") from Citi Holdings—Local Consumer Lending to Citicorp—North America Regional Consumer Banking. Additionally, certain consolidated expenses were re-allocated to the respective businesses receiving the services.

        The following table presents certain information regarding the Company's continuing operations by segment:

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)		Identifiable assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							Sept. 30, 2012	Dec. 31, 2011
	2012	2011	2012	2011	2012	2011
Global Consumer Banking	$10,180	$9,963	$1,053	$931	$2,164	$2,013	$394	$385
Institutional Clients Group	7,428	9,441	606	1,208	1,977	3,024	1,064	980

Subtotal Citicorp	$17,608	$19,404	$1,659	$2,139	$4,141	$5,037	$1,458	$1,365
Corporate/Other	33	300	(675)	(147)	(55)	(74)	302	284

Total Citicorp and Corporate/Other	$17,641	$19,704	984	$1,992	$4,086	$4,963	$1,760	$1,649
Citi Holdings	(3,690)	1,127	(2,472)	(714)	(3,562)	(1,221)	171	225

Total	$13,951	$20,831	$(1,488)	$1,278	$524	$3,742	$1,931	$1,874

	Revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(1)(2)
	Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011	2012	2011
Global Consumer Banking	$29,965	$29,310	$3,090	$2,677	$6,342	$5,952
Institutional Clients Group	23,658	26,184	1,977	2,983	6,530	7,629

Subtotal Citicorp	$53,623	$55,494	$5,067	$5,660	$12,872	$13,581
Corporate/Other	268	502	(1,093)	(593)	(794)	(687)

Total Citicorp and Corporate/Other	$53,891	$55,996	3,974	$5,067	$12,078	$12,894
Citi Holdings	(1,892)	5,183	(3,741)	(1,637)	(5,505)	(2,789)

Total	$51,999	$61,179	$233	$3,430	$6,573	$10,105

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $7.4 billion and $8.1 billion; in EMEA of $2.8 billion and $3.6 billion; in Latin America of $3.7 billion and $3.4 billion; and in Asia of $3.7 billion and $4.3 billion for the three months ended September 30, 2012 and 2011, respectively. Includes Citicorp total revenues, net of interest expense, in North America of $22.4 billion and $23.8 billion; in EMEA of $8.9 billion and $9.8 billion; in Latin America of $10.8 billion and $10.2 billion; and in Asia of $11.5 billion and $11.7 billion for the nine months ended September 30, 2012 and 2011, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.6 billion and $1.6 billion; in the ICG results of $(32) million and $164 million; and in the Citi Holdings results of $1.2 billion and $1.6 billion for the three months ended September 30, 2012 and 2011, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $4.6 billion and $4.9 billion; in the ICG results of $192 million and $70 million; and in the Citi Holdings results of $3.7 billion and $5.0 billion for the nine months ended September 30, 2012 and 2011, respectively.

4.     INTEREST REVENUE AND EXPENSE

        For the three- and nine-month periods ended September 30, 2012 and 2011, respectively, interest revenue and expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Interest revenue
Loan interest, including fees	$12,171	$12,671	$36,628	$37,728
Deposits with banks	296	423	994	1,342
Federal funds sold and securities borrowed or purchased under agreements to resell	825	948	2,670	2,689
Investments, including dividends	1,882	1,924	5,646	6,461
Trading account assets(1)	1,616	2,073	5,008	6,293
Other interest	144	106	414	373

Total interest revenue	$16,934	$18,145	$51,360	$54,886

Interest expense
Deposits(2)	$1,912	$2,228	$5,820	$6,472
Federal funds purchased and securities loaned or sold under agreements to repurchase	713	796	2,161	2,466
Trading account liabilities(1)	46	91	151	343
Short-term borrowings	173	155	564	493
Long-term debt	2,177	2,761	7,211	8,748

Total interest expense	$5,021	$6,031	$15,907	$18,522

Net interest revenue	$11,913	$12,114	$35,453	$36,364
Provision for loan losses	2,511	3,049	7,924	9,129

Net interest revenue after provision for loan losses	$9,402	$9,065	$27,529	$27,235

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $290 million and $387 million for the three months ended September 30, 2012 and 2011, respectively, and $959 million and $974 million for the nine months ended September 30, 2012 and 2011, respectively.

5.     COMMISSIONS AND FEES

        The table below sets forth Citigroup's Commissions and fees revenue for the three and nine months ended September 30, 2012 and 2011, respectively. The primary components of Commissions and fees revenue for the three and nine months ended September 30, 2012 were credit card and bank card fees, investment banking fees and trading-related fees.

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

        The following table presents Commissions and fees revenue for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Credit cards and bank cards	$896	$906	$2,589	$2,715
Investment banking	822	476	2,128	1,935
Trading-related	535	679	1,695	2,037
Transaction services	355	387	1,091	1,148
Other Consumer(1)	234	230	658	660
Checking-related	221	225	686	696
Loan servicing	108	30	209	280
Corporate finance(2)	136	106	379	405
Other	(3)	4	86	92

Total commissions and fees	$3,304	$3,043	$9,521	$9,968

(1)
Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)
Consists primarily of fees earned from structuring and underwriting loan syndications.

6.     PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, as well as foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activity. The following table presents principal transactions revenue for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Global Consumer Banking	$204	$233	$619	$482
Institutional Clients Group	731	1,665	4,081	5,213

Subtotal Citicorp	$935	$1,898	$4,700	$5,695
Local Consumer Lending	(16)	(28)	(56)	(74)
Brokerage and Asset Management	3	(14)	(1)	1
Special Asset Pool	(1)	137	13	1,874

Subtotal Citi Holdings	$(14)	$95	$(44)	$1,801
Corporate/Other	55	110	(109)	390

Total Citigroup	$976	$2,103	$4,547	$7,886

Interest rate contracts(1)	$427	$1,972	$2,289	$5,318
Foreign exchange contracts(2)	676	576	1,880	1,958
Equity contracts(3)	(43)	(358)	303	217
Commodity and other contracts(4)	8	107	71	131
Credit derivatives(5)	(92)	(194)	4	262

Total	$976	$2,103	$4,547	$7,886

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

        The following table shows selected components of compensation expense relating to the Company's compensation programs for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
In millions of dollars	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Stock award and stock option compensation expense	$324	$326	$1,035	$1,095
Deferred cash compensation expense	39	30	174	163
Profit sharing plan expense	61	49	213	232
Replacement deferred cash award expense	29	66	86	125

        Selected programs are described below.

Stock Award, Stock Option and Deferred Cash Award Programs

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

        All CAP and deferred cash awards made in January 2012 provide for a clawback of unvested amounts in specified circumstances, including in the case of employee misconduct or where the awards were based on earnings that were misstated. Except as described below, CAP and deferred cash awards generally vest at a rate of 25% per year over a four-year period, subject to the participant's remaining employed during the vesting period or satisfying certain other vesting conditions. Participants in CAP are entitled to receive dividend equivalent payments during the vesting period of their awards. The 2012 deferred cash awards earn notional interest at an annual rate of 3.55%, compounded annually. Accrued interest is paid when the principal award amount vests.

        CAP and deferred cash awards made in January 2012 to identified staff in the European Union (EU) have several features that differ from the generally applicable provisions described above. Identified staff are those Citigroup employees whose compensation is subject to various banking regulations on sound incentive compensation policies in the EU. CAP and deferred cash awards to these employees are scheduled to vest ratably over three years of service, but vested awards are subject to a six-month sale restriction (in the case of shares) or an additional six-month waiting period (in the case of deferred cash). Deferred incentive awards to identified staff in the EU are subject to cancellation, in the sole discretion of the Committee, if (a) there is reasonable evidence a participant engaged in misconduct or committed material error in connection with his or her employment, or (b) the Company or the employee's business unit suffers a material downturn in its financial performance or a material failure of risk management (the EU clawback). For CAP and deferred cash awards to these employees, the EU clawback is in addition to the clawback provision described above.

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

        Additionally, certain subsidiaries or business units of the Company operate and may from time to time introduce other incentive plans for certain employees who have an incentive-based award component.

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

Net (Benefit) Expense

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Qualified Plans
Benefits earned during the period	$3	$3	$50	$51	$—	$—	$7	$7
Interest cost on benefit obligation	141	153	93	97	11	13	29	30
Expected return on plan assets	(224)	(222)	(101)	(108)	(1)	(1)	(27)	(31)
Amortization of unrecognized
Net transition obligation	—	—	—	—	—	—	—	—
Prior service cost (benefit)	—	—	1	1	—	—	—	—
Net actuarial loss	24	16	19	18	1	—	6	6
Curtailment (gain) loss	—	—	4	29	—	—	—	—

Net qualified plans (benefit) expense	$(56)	$(50)	$66	$88	$11	$12	$15	$12

Net nonqualified plans expense	$11	$10	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(45)	$(40)	$66	$88	$11	$12	$15	$12

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Qualified Plans
Benefits earned during the period	$9	$11	$150	$152	$—	$—	$21	$22
Interest cost on benefit obligation	423	463	277	292	33	42	87	91
Expected return on plan assets	(672)	(666)	(302)	(324)	(3)	(5)	(81)	(92)
Amortization of unrecognized
Net transition obligation	—	—	—	(1)	—	—	—	—
Prior service cost (benefit)	—	—	3	3	(1)	(2)	—	—
Net actuarial loss	72	50	58	55	3	8	19	18
Curtailment (gain) loss	—	—	12	29	—	—	—	—

Net qualified plans (benefit) expense	$(168)	$(142)	$198	$206	$32	$43	$46	$39

Net nonqualified plans expense	$31	$30	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(137)	$(112)	$198	$206	$32	$43	$46	$39

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

	Pension plans			Postretirement plans
	U.S. Plans
			Non-U.S. plans	U.S. plans	Non-U.S. plans
In millions of dollars	Qualified	Non-qualified
Actual year-to-date cash contributions & benefits paid directly by the employer	$—	$35	$213	$41	$4
Expected 2012 contributions for the remainder of the year	$—	$11	$100	$14	$86

Postemployment Plans

        The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.

        The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company's U.S. postemployment plans.

	Postemployment plans (U.S. only)
	Three Months Ended September 30,		Nine months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Service cost	$12	$10	$36	$29
Interest cost	4	3	11	9
Expected return on assets	—	—	—	—
Prior service cost	2	2	6	6
Net actuarial loss	3	2	9	6

Net expense recognized	$21	$17	$62	$50

9.     EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per-share amounts	2012	2011(1)	2012	2011(1)
Income from continuing operations before attribution of noncontrolling interests	$524	$3,742	$6,573	$10,105
Less: Noncontrolling interests from continuing operations	25	(28)	191	106

Net income from continuing operations (for EPS purposes)	$499	$3,770	$6,382	$9,999
Income (loss) from discontinued operations, net of taxes	(31)	1	(37)	112

Citigroup's net income	$468	$3,771	$6,345	$10,111
Less: Preferred dividends	4	4	17	17

Net income available to common shareholders	$464	$3,767	$6,328	$10,094
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	11	70	138	164

Net income allocated to common shareholders for basic EPS	$453	$3,697	$6,190	$9,930
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	2	6	10	12

Net income allocated to common shareholders for diluted EPS	$455	$3,703	$6,200	$9,942

Weighted-average common shares outstanding applicable to basic EPS	2,926.8	2,910.8	2,926.5	2,907.9
Effect of dilutive securities
T-DECs	87.8	87.6	87.8	87.6
Other employee plans	0.6	0.1	0.5	0.8
Convertible securities	0.1	0.1	0.1	0.1
Options	—	—	—	1.0

Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,015.3	2,998.6	3,014.9	2,997.4

Basic earnings per share(2)
Income from continuing operations	$0.17	$1.27	$2.13	$3.38
Discontinued operations	(0.01)	—	(0.01)	0.04

Net income	$0.15	$1.27	$2.12	$3.41

Diluted earnings per share(2)
Income from continuing operations	$0.16	$1.23	$2.07	$3.28
Discontinued operations	(0.01)	—	(0.01)	0.04

Net income	$0.15	$1.23	$2.06	$3.32

(1)
All per-share amounts and Citigroup shares outstanding for all periods reflect Citigroup's 1-for-10 reverse stock split which was effective May 6, 2011.

(2)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

        During the third quarters of 2012 and 2011, weighted-average options to purchase 35.6 million and 38.1 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $51.97 and $71.24, respectively, were greater than the average market price of the Company's common stock.

        Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of common stock, respectively, were not included in the computation of earnings per share in the third quarters of 2012 and 2011, because they were anti-dilutive.

        The final tranche of equity units held by the Abu Dhabi Investment Authority (ADIA) converted into 5.9 million shares of Citigroup common stock during the third quarter of 2011.

10.   TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at September 30, 2012 and December 31, 2011:

In millions of dollars	September 30, 2012	December 31, 2011
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$32,102	$27,535
Prime	1,247	877
Alt-A	802	609
Subprime	753	989
Non-U.S. residential	454	396
Commercial	1,800	2,333

Total mortgage-backed securities	$37,158	$32,739

U.S. Treasury and federal agency securities
U.S. Treasury	$17,347	$18,227
Agency obligations	3,030	1,172

Total U.S. Treasury and federal agency securities	$20,377	$19,399

State and municipal securities	$5,474	$5,364
Foreign government securities	89,382	79,551
Corporate	34,907	37,026
Derivatives(2)	57,153	62,327
Equity securities	50,569	33,230
Asset-backed securities(1)	6,173	7,071
Other debt securities	14,008	15,027

Total trading account assets	$315,201	$291,734

Trading account liabilities
Securities sold, not yet purchased	$74,271	$69,809
Derivatives(2)	55,719	56,273

Total trading account liabilities	$129,990	$126,082

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

11.   INVESTMENTS

Overview

In millions of dollars	September 30, 2012	December 31, 2011
Securities available-for-sale	$271,261	$265,204
Debt securities held-to-maturity(1)	10,943	11,483
Non-marketable equity securities carried at fair value(2)	5,228	8,836
Non-marketable equity securities carried at cost(3)	8,042	7,890

Total investments	$295,474	$293,413

(1)
Recorded at amortized cost less impairment for securities that have credit-related impairment.

(2)
Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings. During the third quarter of 2012, the Company sold EMI Music resulting in a total $1.5 billion decrease in non-marketable equity securities carried at fair value. During the second quarter of 2012, the Company sold EMI Music Publishing resulting in a total of $1.3 billion decrease in non-marketable equity securities carried at fair value.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012				December 31, 2011
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$42,511	$1,768	$62	$44,217	$44,394	$1,438	$51	$45,781
Prime	122	4	—	126	118	1	6	113
Alt-A	149	—	—	149	1	—	—	1
Subprime	—	—	—	—	—	—	—	—
Non-U.S. residential	7,122	156	—	7,278	4,671	9	22	4,658
Commercial	458	20	4	474	465	16	9	472

Total mortgage-backed securities	$50,362	$1,948	$66	$52,244	$49,649	$1,464	$88	$51,025

U.S. Treasury and federal agency securities
U.S. Treasury	$56,015	$1,425	$18	$57,422	$48,790	$1,439	$—	$50,229
Agency obligations	26,530	456	—	26,986	34,310	601	2	34,909

Total U.S. Treasury and federal agency securities	$82,545	$1,881	$18	$84,408	$83,100	$2,040	$2	$85,138

State and municipal(2)	$19,775	$134	$1,806	$18,103	$16,819	$134	$2,554	$14,399
Foreign government	90,358	887	181	91,064	84,360	558	404	84,514
Corporate	9,401	397	31	9,767	10,005	305	53	10,257
Asset-backed securities(1)	12,090	76	155	12,011	11,053	31	81	11,003
Other debt securities	51	3	—	54	670	13	—	683

Total debt securities AFS	$264,582	$5,326	$2,257	$267,651	$255,656	$4,545	$3,182	$257,019

Marketable equity securities AFS	$3,736	$37	$163	$3,610	$6,722	$1,658	$195	$8,185

Total securities AFS	$268,318	$5,363	$2,420	$271,261	$262,378	$6,203	$3,377	$265,204

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

        The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2012
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2,548	$35	$462	$27	$3,010	$62
Prime	—	—	16	—	16	—
Alt-A	—	—	—	—	—	—
Subprime	—	—	—	—	—	—
Non-U.S. residential	12	—	18	—	30	—
Commercial	6	—	32	4	38	4

Total mortgage-backed securities	$2,566	$35	$528	$31	$3,094	$66

U.S. Treasury and federal agency securities
U.S. Treasury	$4,831	$18	$—	$—	$4,831	$18
Agency obligations	224	—	—	—	224	—

Total U.S. Treasury and federal agency securities	$5,055	$18	$—	$—	$5,055	$18

State and municipal	$345	$26	$11,097	$1,780	$11,442	$1,806
Foreign government	21,103	71	5,950	110	27,053	181
Corporate	1,385	8	254	23	1,639	31
Asset-backed securities	962	5	3,248	150	4,210	155
Other debt securities	—	—	—	—	—	—
Marketable equity securities AFS	1,619	27	1,070	136	2,689	163

Total securities AFS	$33,035	$190	$22,147	$2,230	$55,182	$2,420

December 31, 2011
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$5,398	$32	$51	$19	$5,449	$51
Prime	27	1	40	5	67	6
Alt-A	—	—	—	—	—	—
Subprime	—	—	—	—	—	—
Non-U.S. residential	3,418	22	57	—	3,475	22
Commercial	35	1	31	8	66	9

Total mortgage-backed securities	$8,878	$56	$179	$32	$9,057	$88

U.S. Treasury and federal agency securities
U.S. Treasury	$553	$—	$—	$—	$553	$—
Agency obligations	2,970	2	—	—	2,970	2

Total U.S. Treasury and federal agency securities	$3,523	$2	$—	$—	$3,523	$2

State and municipal	$59	$2	$11,591	$2,552	$11,650	$2,554
Foreign government	33,109	211	11,205	193	44,314	404
Corporate	2,104	24	203	29	2,307	53
Asset-backed securities	4,625	68	466	13	5,091	81
Other debt securities	164	—	—	—	164	—
Marketable equity securities AFS	47	5	1,457	190	1,504	195

Total securities AFS	$52,509	$368	$25,101	$3,009	$77,610	$3,377

        The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$21	$22	$—	$—
After 1 but within 5 years	287	289	422	423
After 5 but within 10 years	2,418	2,548	2,757	2,834
After 10 years(2)	47,636	49,385	46,470	47,768

Total	$50,362	$52,244	$49,649	$51,025

U.S. Treasury and federal agency securities
Due within 1 year	$7,358	$7,359	$14,615	$14,637
After 1 but within 5 years	69,323	70,867	62,241	63,823
After 5 but within 10 years	2,899	3,167	5,862	6,239
After 10 years(2)	2,965	3,015	382	439

Total	$82,545	$84,408	$83,100	$85,138

State and municipal
Due within 1 year	$201	$201	$142	$142
After 1 but within 5 years	2,888	2,891	455	457
After 5 but within 10 years	249	445	182	188
After 10 years(2)	16,437	14,566	16,040	13,612

Total	$19,775	$18,103	$16,819	$14,399

Foreign government
Due within 1 year	$37,139	$37,149	$34,924	$34,864
After 1 but within 5 years	45,261	45,627	41,612	41,675
After 5 but within 10 years	7,060	7,191	6,993	6,998
After 10 years(2)	898	1,097	831	977

Total	$90,358	$91,064	$84,360	$84,514

All other(3)
Due within 1 year	$1,319	$1,327	$4,055	$4,072
After 1 but within 5 years	10,890	10,947	9,843	9,928
After 5 but within 10 years	3,419	3,598	3,009	3,160
After 10 years(2)	5,914	5,960	4,821	4,783

Total	$21,542	$21,832	$21,728	$21,943

Total debt securities AFS	$264,582	$267,651	$255,656	$257,019

(1)
Includes mortgage-backed securities of U.S. government-sponsored entities.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate, asset-backed and other debt securities.

        The following table presents interest and dividends on investments for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
In millions of dollars	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Taxable interest	$1,636	$1,694	$4,900	$5,649
Interest exempt from U.S. federal income tax	168	173	508	569
Dividends	78	57	238	243

Total interest and dividends	$1,882	$1,924	$5,646	$6,461

        The following table presents realized gains and losses on all investments for the three and nine months ended September 30, 2012 and 2011. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three Months Ended		Nine Months Ended
In millions of dollars	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Gross realized investment gains	$660	$920	$3,155	$2,224
Gross realized investment losses(1)	(45)	(155)	(342)	(296)

Net realized gains	$615	$765	$2,813	$1,928

(1)
During the periods presented, the Company sold various debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. In addition, certain securities were reclassified to AFS investments in response to significant credit deterioration. The Company intends to sell the securities and recorded other-than-temporary-impairment reflected in the following table. For the three months ended September 30, 2012, the securities sold had a carrying value of $302 million and the Company recorded a realized loss of $4 million; the securities reclassified to AFS investments had a carrying value of $137 million and the Company recorded other-than-temporary-impairment of $33 million. For the nine months ended September 30, 2012 and 2011, the securities sold had a carrying value of $1,545 million and $1,067 million respectively, and the Company recorded a realized loss of $173 million and $138 million, respectively. For the nine months ended September 30, 2012, securities reclassified to AFS totaled $244 million and the Company recorded other-than-temporary impairment of $59 million.

Debt Securities Held-to-Maturity

        The carrying value and fair value of debt securities held-to-maturity (HTM) at September 30, 2012 and December 31, 2011 were as follows:

	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
In millions of dollars
September 30, 2012
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$298	$55	$243	$24	$13	$254
Alt-A	3,170	934	2,236	508	223	2,521
Subprime	245	42	203	11	24	190
Non-U.S. residential	2,649	418	2,231	53	165	2,119
Commercial	308	1	307	—	5	302

Total mortgage-backed securities	$6,670	$1,450	$5,220	$596	$430	$5,386

State and municipal	$1,307	$84	$1,223	$176	$34	$1,365
Foreign government(4)	2,849	—	2,849	7	1	2,855
Corporate	935	117	818	53	—	871
Asset-backed securities(3)	864	31	833	8	61	780

Total debt securities held-to-maturity	$12,625	$1,682	$10,943	$840	$526	$11,257

December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$360	$73	$287	$21	$20	$288
Alt-A	4,732	1,404	3,328	20	319	3,029
Subprime	383	47	336	1	71	266
Non-U.S. residential	3,487	520	2,967	59	290	2,736
Commercial	513	1	512	4	52	464

Total mortgage-backed securities	$9,475	$2,045	$7,430	$105	$752	$6,783

State and municipal	$1,422	$95	$1,327	$68	$72	$1,323
Foreign government	—	—	—	—	—	—
Corporate	1,862	113	1,749	—	254	1,495
Asset-backed securities(3)	1,000	23	977	9	87	899

Total debt securities held-to-maturity	$13,759	$2,276	$11,483	$182	$1,165	$10,500

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

        The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments in a prior year. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI. The AOCI balance was $1.7 billion as of September 30, 2012, compared to $2.3 billion as of December 31, 2011. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        For any credit-related impairment on HTM securities, the credit loss component is recognized in earnings.

        The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of September 30, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
In millions of dollars
September 30, 2012
Debt securities held-to-maturity
Mortgage-backed securities	$203	$11	$1,755	$419	$1,958	$430
State and municipal	—	—	368	34	368	34
Foreign government	552	1	—	—	552	1
Corporate	—	—	—	—	—	—
Asset-backed securities	228	28	404	33	632	61

Total debt securities held-to-maturity	$983	$40	$2,527	$486	$3,510	$526

December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities	$735	$63	$4,827	$689	$5,562	$752
State and municipal	—	—	682	72	682	72
Foreign government	—	—	—	—	—	—
Corporate	—	—	1,427	254	1,427	254
Asset-backed securities	480	71	306	16	786	87

Total debt securities held-to-maturity	$1,215	$134	$7,242	$1,031	$8,457	$1,165

        Excluded from the gross unrecognized losses presented in the above table are the $1.7 billion and $2.3 billion of gross unrealized losses recorded in AOCI as of September 30, 2012 and December 31, 2011, respectively, mainly related to the HTM securities that were reclassified from AFS investments. Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at September 30, 2012 and December 31, 2011.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	252	249	275	239
After 5 but within 10 years	55	54	238	224
After 10 years(1)	4,913	5,083	6,917	6,320

Total	$5,220	$5,386	$7,430	$6,783

State and municipal
Due within 1 year	$15	$16	$4	$4
After 1 but within 5 years	34	36	43	46
After 5 but within 10 years	62	66	31	30
After 10 years(1)	1,112	1,247	1,249	1,243

Total	$1,223	$1,365	$1,327	$1,323

Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	2,849	2,855	—	—
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—

Total	$2,849	$2,855	$—	$—

All other(2)
Due within 1 year	$—	$—	$21	$21
After 1 but within 5 years	843	897	470	438
After 5 but within 10 years	40	41	1,404	1,182
After 10 years(1)	768	713	831	753

Total	$1,651	$1,651	$2,726	$2,394

Total debt securities held-to-maturity	$10,943	$11,257	$11,483	$10,500

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

Debt

        Under the guidance for debt securities, OTTI is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that the Company does not intend to sell or expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit-related impairment recorded in AOCI.

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

        For impaired equity method investments that management does not plan to sell prior to recovery of value and is not likely to be required to sell, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary is based on all of the following indicators, regardless of the time and extent of impairment:

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

        The sections below describe current circumstances related to certain of the Company's significant equity method investments, specific impairments and the Company's process for identifying credit-related impairments in its security types with the most significant unrealized losses as of September 30, 2012.

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

MSSB

        On September 17, 2012, Citi sold to Morgan Stanley a 14% interest (the "14% Interest") in MSSB as to which Morgan Stanley exercised its purchase option on June 1, 2012. Morgan Stanley paid to Citi $1.89 billion in cash as the purchase price of the 14% Interest. The purchase price was based on an implied 100% valuation of MSSB of $13.5 billion, as agreed between Morgan Stanley and Citi pursuant to an agreement dated September 11, 2012 (for additional information, see Citi's Form 8-K filed with the U.S. Securities and Exchange Commission on September 11, 2012). The related approximately $5.5 billion deposits were transferred to Morgan Stanley at no premium, as agreed between the parties.

        In addition, Morgan Stanley has agreed, subject to obtaining regulatory approval, to purchase Citi's remaining 35% interest in MSSB no later than June 1, 2015 at a purchase price of $4.725 billion which is based on the same implied 100% valuation of MSSB of $13.5 billion.

        Citi's carrying value of its 49% interest in MSSB was approximately $11.3 billion. As a result of the agreement entered into with Morgan Stanley on September 11, 2012, Citi recorded a charge to net income in the third quarter of 2012 of approximately $2.9 billion after-tax ($4.7 billion pre-tax), consisting of (1) a charge to net income of approximately $800 million after-tax ($1.3 billion pre-tax), representing a loss on sale of the 14% interest, and (2) an other-than-temporary impairment of the carrying value of its remaining 35% interest in MSSB of approximately $2.1 billion after-tax ($3.4 billion pre-tax).

        After the sale, Citi continues to account for its remaining 35% interest in MSSB under the equity method, with the carrying value capped at the agreed selling price of $4.725 billion.

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

        The key assumptions for mortgage-backed securities as of September 30, 2012 are in the table below:

September 30, 2012
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

State and municipal securities

        Citigroup's AFS state and municipal bonds consist mainly of bonds that are financed through Tender Option Bond programs or were previously financed in this program. The process for identifying credit impairments for these bonds is largely based on third-party credit ratings. Individual bond positions that are financed through Tender Option Bonds are required to meet minimum ratings requirements, which vary based on the sector of the bond issuer.

        Citigroup monitors the bond issuer and insurer ratings on a daily basis. The average portfolio rating, ignoring any insurance, is Aa3/AA-. In the event of a rating downgrade, the subject bond is specifically reviewed for potential shortfall in contractual principal and interest. The remainder of Citigroup's AFS and HTM state and municipal bonds are specifically reviewed for credit impairment based on instrument-specific estimates of cash flows, probability of default and loss given default.

        For impaired AFS state and municipal bonds that Citi plans to sell, or would likely be required to sell and there is no expectation that the fair value will recover prior to the expected sale date, the full impairment is recognized in earnings.

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
OTTI on Investments and Other Assets In millions of dollars
	AFS	HTM	Other Assets	Total	AFS	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period ended September 30, 2012	$2	$73	$—	$75	$12	$328	$—	$340
Less: portion of OTTI loss recognized in AOCI (before taxes)	—	—	—	—	1	65	—	66

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$73	$—	$75	$11	$263	$—	$274
OTTI losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery(1)
	55	—	3,340	3,395	108	—	4,521	4,629

Total impairment losses recognized in earnings	$57	$73	$3,340	$3,470	$119	$263	$4,521	$4,903

(1)
As described under "MSSB" above, third quarter of 2012 includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi's remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB). Additionally, as described under "Akbank" above, in the first quarter of 2012, the Company recorded an impairment charge relating to its total investment in Akbank amounting to $1.2 billion pretax ($763 million after-tax).

        The following is a three month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2012 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	June 30, 2012 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Sept. 30, 2012 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal securities	7	—	—	—	7
U.S. Treasury securities	67	—	—	—	67
Foreign government securities	168	2	—	—	170
Corporate	147	—	—	(28)	119
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$747	$2	$—	$(28)	$721

HTM debt securities
Mortgage-backed securities
Prime	$98	$1	$—	$(1)	$98
Alt-A	2,376	7	65	(11)	2,437
Subprime	254	—	—	(2)	252
Non-U.S. residential	80	—	—	—	80
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$2,818	$8	$65	$(14)	$2,877
State and municipal securities	11	—	—	—	11
Corporate	403	—	—	—	403
Asset-backed securities	113	—	—	—	113
Other debt securities	11	—	—	—	11

Total OTTI credit losses recognized for HTM debt securities	$3,356	$8	$65	$(14)	$3,415

        The following is a nine month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2012 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Dec. 31, 2011 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Sept. 30, 2012 balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$—	$292
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$296	$—	$—	$—	$296
State and municipal securities	3	4	—	—	7
U.S. Treasury securities	67	—	—	—	67
Foreign government securities	168	2	—	—	170
Corporate	151	1	4	(37)	119
Asset-backed securities	10	—	—	—	10
Other debt securities	52	—	—	—	52

Total OTTI credit losses recognized for AFS debt securities	$747	$7	$4	$(37)	$721

HTM debt securities
Mortgage-backed securities
Prime	$84	$6	$9	$(1)	$98
Alt-A	2,218	18	212	(11)	2,437
Subprime	252	—	2	(2)	252
Non-U.S. residential	96	—	—	(16)	80
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$2,660	$24	$223	$(30)	$2,877
State and municipal securities	9	1	1	—	11
Foreign Government	—	—	—	—	—
Corporate	391	3	9	—	403
Asset-backed securities	113	—	—	—	113
Other debt securities	9	2	—	—	11

Total OTTI credit losses recognized for HTM debt securities	$3,182	$30	$233	$(30)	$3,415

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

In millions of dollars at September 30, 2012	Fair value		Unfunded commitments	Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
Hedge funds	$835		$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	876		374	—	—
Real estate funds(3)(4)	243		77	—	—

Total	$1,954	(5)	$451	—	—

(1)
Includes investments in private equity funds carried at cost with a carrying value of $7 million.

(2)
Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

(3)
Includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia. Real estate funds include investments to be sold carried at their estimated sales price of $29 million.

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

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Global Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars	September 30, 2012	December 31, 2011
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$128,737	$139,177
Installment, revolving credit, and other	14,210	15,616
Cards	108,819	117,908
Commercial and industrial	5,042	4,766
Lease financing	—	1

	$256,808	$277,468

In offices outside the U.S.
Mortgage and real estate(1)	$54,529	$52,052
Installment, revolving credit, and other	36,290	34,613
Cards	39,671	38,926
Commercial and industrial	20,070	19,975
Lease financing	742	711

	$151,302	$146,277

Total Consumer loans	$408,110	$423,745
Net unearned income	(358)	(405)

Consumer loans, net of unearned income	$407,752	$423,340

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

        During the three and nine months ended September 30, 2012 and 2011, the Company sold and/or reclassified (to held-for-sale) $1.3 billion and $3.1 billion, and $2.7 billion and $14.0 billion, respectively, of Consumer loans. The Company did not have significant purchases of Consumer loans during the nine months ended September 30, 2012 or September 30, 2011.

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

        The following tables provide details on Citigroup's Consumer loan delinquency and non-accrual loans as of September 30, 2012 and December 31, 2011:

Consumer Loan Delinquency and Non-Accrual Details at September 30, 2012

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due Government guaranteed(4)	Total loans(2)	Total non-accrual(5)	90 days past due and accruing
In North America offices
Residential first mortgages	$76,311	$3,495	$3,684	$6,235	$89,725	$5,295	$4,842
Home equity loans(6)	37,071	703	853	—	38,627	1,889	—
Credit cards	106,261	1,590	1,496	—	109,347	—	1,496
Installment and other	13,656	297	327	—	14,280	318	10
Commercial market loans	7,379	29	15	—	7,423	149	9

Total	$240,678	$6,114	$6,375	$6,235	$259,402	$7,651	$6,357

In offices outside North America
Residential first mortgages	$45,305	$606	$479	$—	$46,390	$778	$—
Home equity loans(6)	4	—	2	—	6	2	—
Credit cards	37,967	959	778	—	39,704	513	487
Installment and other	29,180	508	197	—	29,885	260	—
Commercial market loans	31,435	105	167	—	31,707	466	—

Total	$143,891	$2,178	$1,623	$—	$147,692	$2,019	$487

Total GCB and LCL	$384,569	$8,292	$7,998	$6,235	$407,094	$9,670	$6,844
Special Asset Pool (SAP)	$594	$31	$33	$—	$658	$91	—

Total Citigroup	$385,163	$8,323	$8,031	$6,235	$407,752	$9,761	$6,844

(1)
Loans less than 30 days past due are presented as current.

(2)
Includes $1.3 billion of residential first mortgages recorded at fair value.

(3)
Excludes loans guaranteed by U.S. government entities.

(4)
Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.4 billion and ≥ 90 days past due of $4.8 billion.

(5)
Includes $1.5 billion of loans ($1.2 billion of residential first mortgages and $0.3 billion of home equity loans) in North America that were reclassified to non-accrual as a result of new OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. (See Note 1 to the Consolidated Financial Statements.) Of the $1.5 billion of such non-accrual loans, $1.3 billion was current as of September 30, 2012.

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

        The following table provides details on the FICO scores attributable to Citi's U.S. Consumer loan portfolio as of September 30, 2012 and December 31, 2011 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

	September 30, 2012
FICO score distribution in U.S. portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$17,497	$8,270	$51,322
Home equity loans	5,646	3,295	27,820
Credit cards	7,790	10,128	87,334
Installment and other	4,422	2,459	5,457

Total	$35,355	$24,152	$171,933

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

Loan to Value Ratios (LTV)

        LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

        The following tables provide details on the LTV ratios attributable to Citi's U.S. Consumer mortgage portfolios as of September 30, 2012 and December 31, 2011. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available; otherwise, at the state level. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

	September 30, 2012
LTV distribution in U.S. portfolio(1)(2) In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$41,550	$19,298	$16,243
Home equity loans	13,020	9,939	13,621

Total	$54,570	$29,237	$29,864

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

        Effective in the third quarter of 2012, as a result of new OCC guidance, mortgage loans to borrowers that have gone through Chapter 7 bankruptcy are classified as TDRs. These TDRs, other than FHA-insured loans, are written down to collateral value less cost to sell. FHA-insured loans are reserved based on a discounted cash flow model. (See Note 1 to the Consolidated Financial Statements.) Approximately $635 million of incremental charge-offs was recorded in the third quarter as a result of this new guidance, the vast majority of which related to current loans, and was substantially offset by a related reserve release of approximately $600 million. As of September 30, 2012, the recorded investment in receivables reclassified to TDRs as a result of this new OCC guidance approximated $1,714 million, composed of $1,327 million of residential first mortgages and $387 million of home equity loans.

        The following tables present information about total impaired Consumer loans at September 30, 2012 and December 31, 2011, respectively, and for the three- and nine-month periods ended September 30, 2012 and September 30, 2011 for interest income recognized on impaired Consumer loans:

Impaired Consumer Loans

	Sept. 30, 2012				Three Months Ended Sept. 30, 2012	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept.30, 2011
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$21,169	$22,444	$2,809	$19,643	$251	$220	$674	$674
Home equity loans	2,134	2,319	1,248	1,820	31	21	64	51
Credit cards	5,014	5,071	2,032	5,800	75	98	240	296
Installment and other
Individual installment and other	2,013	2,018	858	2,121	88	75	218	228
Commercial market loans	519	700	74	514	5	3	18	19

Total(7)	$30,849	$32,552	$7,021	$29,898	$450	$417	$1,214	$1,268

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)
$2,517 million of residential first mortgages, $438 million of home equity loans and $186 million of commercial market loans do not have a specific allowance.

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

(7)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $30.3 billion at September 30, 2012. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $31.3 billion at September 30, 2012.

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

 Consumer Troubled Debt Restructurings

        The following tables present Consumer TDRs occurring during the three- and nine-month periods ended September 30, 2012 and 2011:

Three months ended September 30, 2012:

In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)(2)	Chapter 7 bankruptcy(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	33,751	$3,905	$181	$2	$—	$66	1%
Home equity loans	23,728	507	454	1	—	8	—
Credit cards	46,178	229	—	—	—	—	16
Installment and other revolving	14,759	106	—	—	—	—	6
Commercial markets(5)	42	7	—	—	—	—	—

Total	118,458	$4,754	$635	$3	$—	$74

International
Residential first mortgages	1,078	$55	$—	$—	$—	$1	1%
Home equity loans	9	1	—	—	—	—	—
Credit cards	51,149	162	—	—	—	—	28
Installment and other revolving	10,807	61	—	—	—	—	34
Commercial markets(5)	58	73	—	—	—	—	—

Total	63,101	$352	—	—	—	$1

Three months ended September 30, 2011:

In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	7,448	$1,187	$—	$10	$—	2%
Home equity loans	3,770	195	—	—	—	4
Credit cards	146,783	853	—	—	—	19
Installment and other revolving	23,289	173	—	—	—	4
Commercial markets(5)	54	6	—	—	—	—

Total	181,344	$2,414	$—	$10	$—

International
Residential first mortgages	2,283	$78	$—	$—	$1	1%
Home equity loans	10	1	—	—	—	—
Credit cards	48,800	142	—	—	—	26
Installment and other revolving	32,716	128	—	—	1	12
Commercial markets(5)	34	30	—	—	—	—

Total	83,843	$379	$—	$—	$2

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America include $2,797 million of residential first mortgages and $473 million of home equity loans to borrowers that have gone through Chapter 7 bankruptcy. These amounts include $1,327 million of residential first mortgages and $387 million of home equity loans that are now classified as TDRs as a result of new OCC guidance. Chapter 7 bankruptcy column amounts are the incremental charge-offs that were recorded in the third quarter of 2012 as a result of this new OCC guidance.

(3)
Represents portion of loan principal that is non-interest bearing but still due from borrower. Effective in the first quarter of 2012, such deferred principal is charged-off at the time of modification to the extent that the related loan balance exceeds the underlying collateral value. A significant amount of the reported balances have been charged-off.

(4)
Represents portion of loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(5)
Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.

 Nine months ended September 30, 2012:

In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)(2)	Chapter 7 bankruptcy(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	47,567	$6,365	$181	$8	$2	$405	2%
Home equity loans	28,584	689	454	4	—	34	2
Credit cards	161,577	841	—	—	—	—	17
Installment and other revolving	49,991	365	—	—	—	—	6
Commercial markets(5)	138	13	—	—	—	—	—

Total	287,857	$8,273	$635	$12	$2	$439

International
Residential first mortgages	4,113	$176	$—	$—	$—	$2	1%
Home equity loans	39	3	—	—	—	—	—
Credit cards	156,477	465	—	—	—	1	29
Installment and other revolving	34,042	202	—	—	—	1	23
Commercial markets(5)	281	129	—	—	1	2	—

Total	194,952	$975	$—	$—	$1	$6

Nine months ended September 30, 2011:

In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness	Average interest rate reduction
North America
Residential first mortgages	26,823	$4,224	$57	$45	$—	2%
Home equity loans	14,521	759	16	1	—	4
Credit cards	509,214	2,976	—	—	—	19
Installment and other revolving	77,858	586	—	—	—	4
Commercial markets(5)	491	49	—	—	1	—

Total	628,907	$8,594	$73	$46	$1

International
Residential first mortgages	5,987	$242	$—	$—	$5	1%
Home equity loans	49	3	—	—	—	—
Credit cards	172,582	475	—	—	2	23
Installment and other revolving	115,034	459	—	—	8	11
Commercial markets(5)	43	48	—	—	—	—

Total	293,695	$1,227	$—	$—	$15

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America include $2,797 million of residential first mortgages and $473 million of home equity loans to borrowers that have gone through Chapter 7 bankruptcy. These amounts include $1,327 million of residential first mortgages and $387 million of home equity loans that are now classified as TDRs as a result of new OCC guidance. Chapter 7 bankruptcy column amounts are the incremental charge-offs that were recorded in the third quarter of 2012 as a result of this new OCC guidance.

(3)
Represents portion of loan principal that is non-interest bearing but still due from borrower. Effective in the first quarter of 2012, such deferred principal is charged-off at the time of modification to the extent that the related loan balance exceeds the underlying collateral value. A significant amount of the reported balances have been charged-off.

(4)
Represents portion of loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(5)
Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.

        The following table presents Consumer TDRs that defaulted during the three- and nine-month periods ended September 30, 2012 and 2011, respectively, and for which the payment default occurred within one year of the modification:

In millions of dollars	Three Months Ended Sept. 30, 2012(1)	Three Months Ended Sept. 30, 2011(1)	Nine Months Ended Sept. 30, 2012(1)	Nine Months Ended Sept.30, 2011(1)
North America
Residential first mortgages	$240	$448	$893	$1,303
Home equity loans	21	30	73	82
Credit cards	82	284	362	1,077
Installment and other revolving	31	35	94	75
Commercial markets	—	1	—	2

Total	$374	$798	$1,422	$2,539

International
Residential first mortgages	$12	$27	$42	$96
Home equity loans	—	—	—	2
Credit cards	52	70	155	265
Installment and other revolving	25	47	90	193
Commercial markets	2	8	3	11

Total	$91	$152	$290	$567

(1)
Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90+ days past due.

Corporate Loans

        Corporate loans represent loans and leases managed by the Institutional Clients Group or the Special Asset Pool in Citi Holdings. The following table presents information by Corporate loan type as of September 30, 2012 and December 31, 2011:

In millions of dollars	September 30, 2012	December 31, 2011
Corporate
In U.S. offices
Commercial and industrial	$30,056	$20,830
Loans to financial institutions	17,376	15,113
Mortgage and real estate(1)	24,221	21,516
Installment, revolving credit and other	32,987	33,182
Lease financing	1,394	1,270

	$106,034	$91,911

In offices outside the U.S.
Commercial and industrial	$85,854	$79,764
Installment, revolving credit and other	16,758	14,114
Mortgage and real estate(1)	6,214	6,885
Loans to financial institutions	35,014	29,794
Lease financing	574	568
Governments and official institutions	984	1,576

	$145,398	$132,701

Total Corporate loans	$251,432	$224,612
Net unearned income (loss)	(761)	(710)

Corporate loans, net of unearned income	$250,671	$223,902

(1)
Loans secured primarily by real estate.

        The Company sold and/or reclassified (to held-for-sale) $2,384 million and $745 million of Corporate loans during the nine and three months ended September 30, 2012, respectively, and $4,736 million and $1,067 million during the nine and three months ended September 30, 2011, respectively. The Company did not have significant purchases of Corporate loans classified as held-for-investment during the nine and three months ended September 30, 2012 and September 30, 2011.

        Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of September 30, 2012 and December 31, 2011:

 Corporate Loan Delinquency and Non-Accrual Details at September 30, 2012

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$48	$16	$64	$974	$113,854	$114,892
Financial institutions	—	—	—	465	50,111	50,576
Mortgage and real estate	207	109	316	841	29,167	30,324
Leases	4	—	4	6	1,958	1,968
Other	96	6	102	143	48,563	48,808
Loans at fair value						4,103

Total	$355	$131	$486	$2,429	$243,653	$250,671

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

 Corporate Loans Credit Quality Indicators at September 30, 2012 and December 31, 2011

	Recorded investment in loans(1)
In millions of dollars	September 30, 2012	December 31, 2011
Investment grade(2)
Commercial and industrial	$78,820	$67,282
Financial institutions	39,973	35,159
Mortgage and real estate	12,176	10,729
Leases	1,293	1,161
Other	43,903	42,428

Total investment grade	$176,165	$156,759

Non-investment grade(2)
Accrual
Commercial and industrial	$35,098	$30,998
Financial institutions	10,138	7,485
Mortgage and real estate	3,085	3,812
Leases	669	664
Other	4,762	4,293
Non-accrual
Commercial and industrial	974	1,134
Financial institutions	465	763
Mortgage and real estate	841	1,039
Leases	6	13
Other	143	287

Total non-investment grade	$56,181	$50,488

Private Banking loans managed on a
delinquency basis(2)	$14,222	$12,716
Loans at fair value	4,103	3,939

Corporate loans, net of unearned income	$250,671	$223,902

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

        The following tables present non-accrual loan information by Corporate loan type at September 30, 2012 and December 31, 2011, respectively, and interest income recognized on non-accrual Corporate loans for the three- and nine-month periods ended September 30, 2012 and 2011:

Non-Accrual Corporate Loans

	September 30, 2012				Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized	Interest income recognized
Non-accrual corporate loans
Commercial and industrial	$974	$1,314	$152	$1,090	$22	$57
Loans to financial institutions	465	509	14	595	—	—
Mortgage and real estate	841	1,118	73	900	1	22
Lease financing	6	14	—	9	1	2
Other	143	478	15	208	1	7

Total non-accrual Corporate loans	$2,429	$3,433	$254	$2,802	$25	$88

	December 31, 2011
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(3)
Non-accrual Corporate loans
Commercial and industrial	$1,134	$1,455	$186	$1,446
Loans to financial institutions	763	1,127	28	1,056
Mortgage and real estate	1,039	1,245	151	1,487
Lease financing	13	21	—	25
Other	287	640	55	420

Total non-accrual Corporate loans	$3,236	$4,488	$420	$4,434

In millions of dollars	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Interest income recognized	$31	$77

	September 30, 2012		December 31, 2011
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$398	$152	$501	$186
Loans to financial institutions	41	14	78	28
Mortgage and real estate	369	73	540	151
Other	40	15	120	55

Total non-accrual Corporate loans with specific allowance	$848	$254	$1,239	$420

Non-accrual Corporate loans without specific allowance
Commercial and industrial	$576		$633
Loans to financial institutions	424		685
Mortgage and real estate	472		499
Lease financing	6		13
Other	103		167

Total non-accrual Corporate loans without specific allowance	$1,581	N/A	$1,997	N/A

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)
Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)
Average carrying value does not include related specific allowance.

N/A Not Applicable

 Corporate Troubled Debt Restructurings

        The following tables provide details on Corporate TDR activity and default information as of and for the three- and nine-month periods ended September 30, 2012 and 2011.

        The following table presents Corporate TDRs occurring during the three-month period ended September 30, 2012:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$47	$47	$—	$—	$—	$—
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	1	—	—	1	—	—
Other	—	—	—	—	—	—

Total	$48	$47	$—	$1	$—	$—

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the three months ended September 30, 2012 on loans subject to a TDR during the period then ended.

        The following table presents Corporate TDRs occurring during the three-month period ended September 30, 2011:

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

        The following table presents Corporate TDRs occurring during the nine-month period ended September 30, 2012:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$86	$71	$4	$11	$—	$1
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	94	60	—	34	—	—
Other	—	—	—	—	—	—

Total	$180	$131	$4	$45	$—	$1

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the nine months ended September 30, 2012 on loans subject to a TDR during the period then ended.

        The following table presents Corporate TDRs occurring during the nine-month period ended September 30, 2011:

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

        The following table presents total Corporate loans modified in a TDR at September 30, 2012 and 2011, as well as those TDRs that defaulted during the three and nine months of 2012 and 2011, and for which the payment default occurred within one year of the modification:.

In millions of dollars	TDR Balances at Sept. 30, 2012	TDRs in payment default Three Months Ended Sept. 30, 2012	TDRs in payment default Nine Months Ended Sept. 30, 2012	TDR Balances at Sept. 30, 2011	TDRs in payment default Three Months Ended Sept. 30, 2011	TDRs in payment default Nine Months Ended Sept. 30, 2011
Commercial and industrial	$395	$45	$52	$419	$6	$7
Loans to financial institutions	21	—	—	579	—	—
Mortgage and real estate	127	—	—	263	—	—
Other	557	—	—	100	—	—

Total	$1,100	$45	$52	$1,361	$6	$7

(1)
Payment default constitutes failure to pay principal or interest when due per the contractual terms of the loan.

13.   ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Allowance for loan losses at beginning of period	$27,611	$34,362	$30,115	$40,655
Gross credit losses(1)(2)	(4,638)	(5,217)	(13,726)	(18,254)
Gross recoveries	659	703	2,216	2,324

Net credit losses (NCLs)	$(3,979)	$(4,514)	$(11,510)	$(15,930)

NCLs replenishments	$3,979	$4,514	$11,510	$15,930
Net reserve builds (releases)(1)	(868)	(1,591)	(1,678)	(7,023)
Net specific reserve builds (releases)(2)	(600)	126	(1,908)	222

Total provision for credit losses	$2,511	$3,049	$7,924	$9,129
Other, net(3)	(227)	(845)	(613)	(1,802)

Allowance for loan losses at end of period	$25,916	$32,052	$25,916	$32,052

Allowance for credit losses on unfunded lending commitments at beginning of period(4)	$1,104	$1,097	$1,136	$1,066
Provision for unfunded lending commitments	(41)	43	(72)	55
Other, net	—	(1)	(1)	18

Allowance for credit losses on unfunded lending commitments at end of period(2)	$1,063	$1,139	$1,063	$1,139

Total allowance for loans, leases, and unfunded lending commitments	$26,979	$33,191	$26,979	$33,191

(1)
The third quarter of 2012 includes approximately $635 million of incremental charge-offs related to new OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. There was a corresponding approximately $600 million release in the third quarter of 2012 allowance for loan losses previously established related to these charge-offs. See Note 1 to the Consolidated Financial Statements.

(2)
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

(3)
The nine months ended September 30, 2012 primarily included reductions of approximately $620 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios. The nine months ended September 30, 2011 included a reduction of approximately $1,230 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of $240 million related to the sale of the Egg Banking PLC credit card business. See Note 2 to the Consolidated Financial Statements

(4)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,972	$24,639	$27,611	$2,879	$27,236	$30,115
Charge-offs	(196)	(4,442)	(4,638)	(508)	(13,218)	(13,726)
Recoveries	79	580	659	320	1,896	2,216
Replenishment of net charge-offs	117	3,862	3,979	188	11,322	11,510
Net reserve releases	1	(869)	(868)	78	(1,756)	(1,678)
Net specific reserve builds (releases)	(175)	(425)	(600)	(170)	(1,738)	(1,908)
Other	19	(246)	(227)	30	(643)	(613)

Ending balance	$2,817	$23,099	$25,916	$2,817	$23,099	$25,916

	September 30, 2012			December 31, 2011
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,502	$16,048	$18,550	$2,408	$18,334	$20,742
Determined in accordance with ASC 310-10-35	254	7,021	7,275	420	8,885	9,305
Determined in accordance with ASC 310-30	61	30	91	51	17	68

Total allowance for loan losses	$2,817	$23,099	$25,916	$2,879	$27,236	$30,115

Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$243,510	$375,226	$618,736	$215,778	$390,831	$606,609
Loans evaluated for impairment in accordance with ASC 310-10-35	2,946	30,849	33,795	3,994	30,863	34,857
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	112	421	533	191	320	511
Loans held at fair value	4,103	1,256	5,359	3,939	1,326	5,265

Total loans, net of unearned income	$250,671	$407,752	$658,423	$223,902	$423,340	$647,242

14.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first nine months of 2012 were as follows:

In millions of dollars
Balance at December 31, 2011	$25,413
Foreign exchange translation	397

Balance at March 31, 2012	$25,810

Foreign exchange translation	$(306)
Smaller acquisitions/divestitures	(8)
Purchase accounting adjustments and other	(13)

Balance at June 30, 2012	$25,483

Foreign exchange translation	449
Discontinued operations	(17)

Balance at September 30, 2012	$25,915

        During the first nine months of 2012, no goodwill was written off due to impairment. The Company performed its annual goodwill impairment test during the third quarter of 2012 resulting in no impairment for any of the reporting units.

        As per ASC 350, Intangibles—Goodwill and Other, management performed a qualitative assessment for the Transaction Services reporting unit. Through consideration of various factors including excess of fair value over the carrying value in prior year, projected growth via positive cash flows, and no adverse changes anticipated in the business and macroeconomic environment, management determined that it is not more likely than not that the fair value of this reporting unit is less than its carrying amount and therefore the two step impairment test was not required.

        While there was no indication of impairment for the Brokerage and Asset Management (BAM) and Local Consumer Lending Cards (LCL Cards) reporting units, goodwill present in these reporting units may be particularly sensitive to further deterioration in economic conditions. If the future were to differ adversely from management's best estimate of key economic assumptions and associated cash flows were to decrease by a small margin, the Company could potentially experience future impairment charges with respect to the $42 million and $109 million of goodwill remaining in the BAM and LCL Cards reporting units, respectively. The fair value as a percentage of allocated book value as of the July 1, 2012 test for BAM and LCL Cards was 121% and 110%, respectively.

        The following table shows reporting units with goodwill balances as of September 30, 2012:

In millions of dollars Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$6,808
EMEA Regional Consumer Banking	365
Asia Regional Consumer Banking	5,695
Latin America Regional Consumer Banking	1,889
Securities and Banking	9,411
Transaction Services	1,596
Brokerage and Asset Management	42
Local Consumer Lending—Cards	109

Total	$25,915

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

 Intangible Assets

        As of September 30, 2012 and December 31, 2011, the components of intangible assets were as follows:

	September 30, 2012			December 31, 2011
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,633	$5,628	$2,005	$7,616	$5,309	$2,307
Core deposit intangibles	1,314	997	317	1,337	965	372
Other customer relationships	821	382	439	830	356	474
Present value of future profits	239	133	106	235	123	112
Indefinite-lived intangible assets	499	—	499	492	—	492
Other(1)	4,825	2,228	2,597	4,866	2,023	2,843

Intangible assets (excluding MSRs)	$15,331	$9,368	$5,963	$15,376	$8,776	$6,600
Mortgage servicing rights (MSRs)	1,920	—	1,920	2,569	—	2,569

Total intangible assets	$17,251	$9,368	$7,883	$17,945	$8,776	$9,169

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first nine months of 2012 were as follows:

In millions of dollars	Net carrying amount at December 31, 2011	Acquisitions/ divestitures	Amortization	Impairments	FX and other(1)	Discontinued Operations	Net carrying amount at September 30, 2012
Purchased credit card relationships	$2,307	$—	$(303)	$—	$1	$—	$2,005
Core deposit intangibles	372	—	(63)	—	8	—	317
Other customer relationships	474	—	(34)	—	(1)	—	439
Present value of future profits	112	—	(7)	—	1	—	106
Indefinite-lived intangible assets	492	—	—	—	7	—	499
Other	2,843	2	(241)	(1)	14	(20)	2,597

Intangible assets (excluding MSRs)	$6,600	$2	$(648)	$(1)	$30	$(20)	$5,963
Mortgage servicing rights (MSRs)(2)	2,569						1,920

Total intangible assets	$9,169						$7,883

(1)
Includes foreign exchange translation and purchase accounting adjustments.

(2)
See Note 17 to the Consolidated Financial Statements for the roll-forward of MSRs.

15.   DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings at September 30, 2012 and December 31, 2011 as follows:

In millions of dollars	September 30, 2012	December 31, 2011
Commercial paper
Bank	$11,837	$14,872
Non-bank	560	6,414

	$12,397	$21,286
Other borrowings(1)	36,767	33,155

Total	$49,164	$54,441

(1)
At September 30, 2012 and December 31, 2011, collateralized short-term advances from the Federal Home Loan Banks were $6 billion and $5 billion, respectively.

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

        Citigroup Global Markets Holdings Inc. (CGMHI) has borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Long-Term Debt

In millions of dollars	September 30, 2012	December 31, 2011
Citigroup parent company	$154,333	$181,702
Bank(1)	61,887	77,895
Other non-bank	55,642	63,908

Total(2)(3)	$271,862	$323,505

(1)
Represents Citibank, N.A., as well as subsidiaries of Citibank and Banamex. At September 30, 2012 and December 31, 2011, collateralized long-term advances from the Federal Home Loan Banks were $17.3 billion and $11.0 billion, respectively.

(2)
Of this amount, approximately $13.5 billion consisted of Temporary Liquidity Guarantee Program (TLGP) debt that will mature in full by the end of 2012.

(3)
Includes senior notes with carrying values of $170 million issued to Safety First Trust Series 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at September 30, 2012 and $215 million issued to Safety First Trust Series 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2011. Citigroup Funding Inc. (CFI) owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts' common securities. The Safety First Trusts' obligations under the Safety First Trust securities are fully and unconditionally guaranteed by CFI, and CFI's guarantee obligations are fully and unconditionally guaranteed by Citigroup.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At September 30, 2012, CGMHI had drawn down $300 million available under these facilities. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

        Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $10,560 million and $16,057 million at September 30, 2012 and December 31, 2011, respectively. In issuing these trust preferred securities, Citi formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right to redeem these securities.

        As previously disclosed, during the third quarter of 2012, Citi redeemed three series of its trust preferred securities resulting in a pretax gain of $198 million. The redemptions under Citigroup Capital XII and XXI closed on July 18, 2012, while Citigroup Capital XIX closed on August 15, 2012.

        The following table summarizes the financial structure of each of the subsidiary trusts issuing these trust preferred securities as of September 30, 2012:

						Junior subordinated debentures owned by trust
Trust preferred securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts					Common shares issued to parent
	Issuance date	Securities issued	Liquidation value(1)	Coupon rate		Amount	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	161	6.829%	50	161	June 28, 2067	June 28, 2017
Citigroup Capital XX	Nov. 2007	17,709,814	443	7.875%	20,000	443	Dec. 15, 2067	Dec. 15, 2012
Citigroup Capital XXXIII	July 2009	3,025,000	3,025	8.000%	100	3,025	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$12,442			$12,567

(1)
Represents the proceeds received from the trust at the date of issuance.

        In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III and Citigroup Capital XVIII on which distributions are payable semiannually.

16.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011 are as follows:

Nine months ended September 30, 2012: In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2011	$(35)	$(10,651)	$(2,820)	$(4,282)	$(17,788)
Change, net of taxes(1)(2)(3)(4)(5)(6)	(774)	1,697	220	(90)	1,053

Balance, March 31, 2012	$(809)	$(8,954)	$(2,600)	$(4,372)	$(16,735)
Change, net of taxes(1)(3)(4)(5)(6)	564	(1,596)	(89)	107	(1,014)

Balance, June 30, 2012	$(245)	$(10,550)	$(2,689)	$(4,265)	$(17,749)
Change, net of taxes(1)(3)(5)(6)	776	1,245	186	(24)	2,183

Balance, September 30, 2012	$531	$(9,305)	$(2,503)	$(4,289)	$(15,566)

Nine months ended September 30, 2011: In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance, December 31, 2010	$(2,395)	$(7,127)	$(2,650)	$(4,105)	$(16,277)
Change, net of taxes(1)(3)(5)(6)	740	1,364	152	37	2,293

Balance, March 31, 2011	$(1,655)	$(5,763)	$(2,498)	$(4,068)	$(13,984)
Change, net of taxes(1)(3)(5)(6)	1,052	776	(69)	3	1,762

Balance, June 30, 2011	$(603)	$(4,987)	$(2,567)	$(4,065)	$(12,222)
Change, net of taxes(1)(3)(5)(6)	505	(4,935)	(532)	140	(4,822)

Balance, September 30, 2011	$(98)	$(9,922)	$(3,099)	$(3,925)	$(17,044)

(1)
The after-tax realized gains (losses) on sales and impairments of securities during the nine months ended September 30, 2012 and 2011 were $(1,255) million and $(26) million, respectively. For details of the realized gains (losses) on sales and impairments on Citigroup's investment securities included in income, see Note 11 to the Consolidated Financial Statements.

(2)
For net unrealized gains (losses) on investment securities, includes the after-tax impact of realized gains from the sales of minority investments: $672 million from the Company's entire interest in Housing Development Finance Corporation Ltd. (HDFC); and $421 million from the Company's entire interest in Shanghai Pudong Development Bank (SPDB).

(3)
For the third quarter of 2012, the foreign currency translation adjustment primarily reflected the movements in (by order of impact) the Mexican peso, Pound sterling, Chilean peso and Korean won against the U.S. dollar, and changes in related tax effects and hedges. For the second quarter of 2012, the foreign currency translation adjustment primarily reflected the movements in (by order of impact) the Mexican peso, Brazilian real, Indian rupee, Russian ruble and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges. For the first quarter of 2012, primarily reflected the movements in (by order of impact) the Mexican peso, Turkish lira, Japanese yen, Euro and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges. For the nine months ended September 30, 2011, primarily reflected the movements in (by order of impact) the Mexican peso, Turkish lira, Brazilian real, Indian rupee and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges.

(4)
The after-tax impact due to impairment charges and the loss related to Akbank, included within the foreign currency translation adjustment, during the six months ended June 30, 2012 was $667 million. See Note 11 to the Consolidated Financial Statements.

(5)
For cash flow hedges, primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on deposits and long-term debt.

(6)
For the pension liability adjustment, primarily reflects adjustments based on the final year-end actuarial valuations of the Company's pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.

        The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 and 2011 are as follows:

Nine months ended September 30, 2012: In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2011	$(25,454)	$7,666	$(17,788)
Change in net unrealized gains (losses) on investment securities	(1,204)	430	(774)
Foreign currency translation adjustment	1,499	198	1,697
Cash flow hedges	359	(139)	220
Pension liability adjustment	31	(121)	(90)

Change	$685	$368	$1,053

Balance, March 31, 2012	$(24,769)	$8,034	$(16,735)
Change in net unrealized gains (losses) on investment securities	945	(381)	564
Foreign currency translation adjustment	(1,728)	132	(1,596)
Cash flow hedges	(141)	52	(89)
Pension liability adjustment	127	(20)	107

Change	$(797)	$(217)	$(1,014)

Balance, June 30, 2012	$(25,566)	$7,817	$(17,749)
Change in net unrealized gains (losses) on investment securities	1,189	(413)	776
Foreign currency translation adjustment	1,068	177	1,245
Cash flow hedges	294	(108)	186
Pension liability adjustment	(33)	9	(24)

Change	$2,518	$(335)	$2,183

Balance, September 30, 2012	$(23,048)	$7,482	$(15,566)

Nine months ended September 30, 2011: In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2010	$(24,607)	$8,330	$(16,277)
Change in net unrealized gains (losses) on investment securities	1,262	(522)	740
Foreign currency translation adjustment	1,280	84	1,364
Cash flow hedges	267	(115)	152
Pension liability adjustment	57	(20)	37

Change	$2,866	$(573)	$2,293

Balance, March 31, 2011	$(21,741)	$7,757	$(13,984)
Change in net unrealized gains (losses) on investment securities	1,600	(548)	1,052
Foreign currency translation adjustment	745	31	776
Cash flow hedges	(118)	49	(69)
Pension liability adjustment	(12)	15	3

Change	$2,215	$(453)	$1,762

Balance, June 30, 2011	$(19,526)	$7,304	$(12,222)
Change in net unrealized gains (losses) on investment securities	893	(388)	505
Foreign currency translation adjustment	(5,228)	293	(4,935)
Cash flow hedges	(857)	325	(532)
Pension liability adjustment	221	(81)	140

Change	$(4,971)	$149	$(4,822)

Balance, September 30, 2011	$(24,497)	$7,453	$(17,044)

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

        Investors usually only have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over-collateralization in the form of excess assets in the SPE, a line of credit, or from a liquidity facility, such as a liquidity put option or asset purchase agreement. The SPE can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.

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

        In various other transactions, the Company may: (i) act as a derivative counterparty (for example, interest rate swap, cross-currency swap, or purchaser of credit protection under a credit default swap or total return swap where the Company pays the total return on certain assets to the SPE); (ii) act as underwriter or placement agent; (iii) provide administrative, trustee or other services; or (iv) make a market in debt securities or other instruments issued by VIEs. The Company generally considers such involvement, by itself, not to be variable interests and thus not an indicator of power or potentially significant benefits or losses.

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of September 30, 2012 and December 31, 2011 is presented below:

As of September 30, 2012
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$75,694	$75,694	$—	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	234,332	—	234,332	2,606	—	—	23	2,629
Non-agency-sponsored	9,416	1,320	8,096	398	—	—	—	398
Citi-administered asset-backed commercial paper conduits (ABCP)	28,231	20,325	7,906	—	—	7,906	—	7,906
Third-party commercial paper conduits	—	—	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	5,563	—	5,563	25	—	—	—	25
Collateralized loan obligations (CLOs)	10,565	—	10,565	398	20	—	—	418
Asset-based financing	27,004	1,163	25,841	11,914	81	2,883	117	14,995
Municipal securities tender option bond trusts (TOBs)	15,512	7,726	7,786	304	—	4,785	—	5,089
Municipal investments	19,030	275	18,755	1,949	2,998	1,454	—	6,401
Client intermediation	2,369	170	2,199	337	—	—	—	337
Investment funds	2,108	21	2,087	—	29	—	—	29
Trust preferred securities	12,699	—	12,699	—	127	—	—	127
Other	2,478	130	2,348	323	278	162	92	855

Total	$445,001	$106,824	$338,177	$18,254	$3,533	$17,190	$232	$39,209

Citi Holdings
Credit card securitizations	$781	$399	$382	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	118,940	—	118,940	695	—	—	143	838
Non-agency-sponsored	17,623	1,670	15,953	47	—	—	2	49
Student loan securitizations	1,723	1,723	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	5,028	—	5,028	125	—	—	151	276
Collateralized loan obligations (CLOs)	4,884	—	4,884	438	—	—	101	539
Asset-based financing	7,945	3	7,942	3,048	11	328	—	3,387
Municipal investments	7,758	—	7,758	124	237	1,002	—	1,363
Client intermediation	33	33	—	—	—	—	—	—
Investment funds	1,151	—	1,151	—	46	—	—	46
Other	6,587	6,437	150	—	3	—	—	3

Total	$172,453	$10,265	$162,188	$4,477	$297	$1,330	$397	$6,501

Total Citigroup	$617,454	$117,089	$500,365	$22,731	$3,830	$18,520	$629	$45,710

(1)
The definition of maximum exposure to loss is included in the text that follows this table.

(2)
Included in Citigroup's September 30, 2012 Consolidated Balance Sheet.

(3)
Not included in Citigroup's September 30, 2012 Consolidated Balance Sheet.

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

  •
  certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $19 billion at September 30, 2012; and

  •
  certain representations and warranties exposures in Citigroup residential mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of September 30, 2012:

In millions of dollars	Liquidity facilities	Loan commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$7,906	$—
Asset-based financing	6	2,877
Municipal securities tender option bond trusts (TOBs)	4,785	—
Municipal investments	—	1,454
Other	—	162

Total Citicorp	$12,697	$4,493

Citi Holdings
Asset-based financing	$—	$328
Municipal investments	—	1,002

Total Citi Holdings	$—	$1,330

Total Citigroup funding commitments	$12,697	$5,823

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

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$0.4	$0.6	$0.2	$0.4	$0.6
Trading account assets	0.5	—	0.5	0.4	0.1	0.5
Investments	7.4	—	7.4	10.6	—	10.6
Total loans, net	97.7	9.6	107.3	109.0	10.1	119.1
Other	1.0	0.2	1.2	0.5	0.3	0.8

Total assets	$106.8	$10.2	$117.0	$120.7	$10.9	$131.6

Short-term borrowings	$18.7	$—	$18.7	$22.5	$0.8	$23.3
Long-term debt	29.7	6.0	35.7	44.8	5.6	50.4
Other liabilities	0.5	0.1	0.6	0.4	0.2	0.6

Total liabilities	$48.9	$6.1	$55.0	$67.7	$6.6	$74.3

Citicorp and Citi Holdings Significant Variable Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$3.4	$0.5	$3.9	$5.5	$1.0	$6.5
Investments	3.3	2.8	6.1	3.9	4.4	8.3
Loans	13.7	1.0	14.7	9.0	1.6	10.6
Other	1.4	0.5	1.9	1.6	1.0	2.6

Total assets	$21.8	$4.8	$26.6	$20.0	$8.0	$28.0

Long-term debt	$0.2	$—	$0.2	$0.2	$—	$0.2
Other liabilities	—	—	—	—	—	—

Total liabilities	$0.2	$—	$0.2	$0.2	$—	$0.2

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

        Substantially all of the Company's credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust (Omni Trust). Since the adoption of SFAS 167 (ASC 810) on January 1, 2010, these trusts are treated as consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts and also holds a seller's interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on the Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in the Consolidated Balance Sheet.

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables as of September 30, 2012 and December 31, 2011:

	Citicorp		Citi Holdings
In billions of dollars	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Principal amount of credit card receivables in trusts	$78.4	$89.8	$0.4	$0.6

Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$28.8	$42.7	$0.1	$0.3
Retained by Citigroup as trust-issued securities	13.0	14.7	0.1	0.1
Retained by Citigroup via non-certificated interests	36.6	32.4	0.2	0.2

Total ownership interests in principal amount of trust credit card receivables	$78.4	$89.8	$0.4	$0.6

Credit Card Securitizations—Citicorp

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
In billions of dollars	2012	2011
Proceeds from new securitizations	$0.5	$—
Pay down of maturing notes	(3.0)	(0.6)

	Nine months ended September 30,
In billions of dollars	2012	2011
Proceeds from new securitizations	$0.5	$—
Pay down of maturing notes	(14.4)	(11.5)

Credit Card Securitizations—Citi Holdings

        The following table summarizes selected cash flow information related to Citi Holdings' credit card securitizations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
In billions of dollars	2012	2011
Proceeds from new securitizations	$0.3	$—
Pay down of maturing notes	—	—

	Nine months ended September 30,
In billions of dollars	2012	2011
Proceeds from new securitizations	$0.3	$3.9
Pay down of maturing notes	(0.1)	(7.2)

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

Funding, Liquidity Facilities and Subordinated Interests

        As noted above, Citigroup securitizes credit card receivables through two securitization trusts—Master Trust, which is part of Citicorp, and Omni Trust, which is also substantially part of Citicorp. The liabilities of the trusts are included in the Consolidated Balance Sheet, excluding those retained by Citigroup.

        Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.4 years as of September 30, 2012 and 3.1 years as of December 31, 2011.

Master Trust Liabilities (at par value)

In billions of dollars	Sept. 30, 2012	Dec. 31, 2011
Term notes issued to multi-seller commercial paper conduits	$—	$—
Term notes issued to third parties	22.9	30.4
Term notes retained by Citigroup affiliates	5.9	7.7

Total Master Trust liabilities	$28.8	$38.1

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.7 years as of September 30, 2012 and 1.5 years as of December 31, 2011.

Omni Trust Liabilities (at par value)

In billions of dollars	Sept. 30, 2012	Dec. 31, 2011
Term notes issued to multi-seller commercial paper conduits	$1.7	$3.4
Term notes issued to third parties	4.4	9.2
Term notes retained by Citigroup affiliates	7.1	7.1

Total Omni Trust liabilities	$13.2	$19.7

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

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to Citicorp mortgage securitizations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$13.8	$1.5	$12.8
Contractual servicing fees received	0.1	—	0.1
Cash flows received on retained interests and other net cash flows	—	—	—

	Nine months ended September 30,
	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$40.7	$2.0	$38.7
Contractual servicing fees received	0.4	—	0.4
Cash flows received on retained interests and other net cash flows	0.1	—	0.1

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $2.5 million and $8.4 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2012, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $21.9 million and $20.4 million, respectively.

        Agency and non-agency mortgage securitization gains (losses) for the three and nine months ended September 30, 2011 were $(1.6) million and $(9.3) million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.2% to 12.9%	—	4.6% to 17.2%
Weighted average discount rate	12.0%	—	9.0%
Constant prepayment rate	9.4% to 36.4%	—	3.8% to 8.4%
Weighted average constant prepayment rate	10.8%	—	6.6%
Anticipated net credit losses(2)	NM	—	35.0% to 60.0%
Weighted average anticipated net credit losses	NM	—	44.0%

Three months ended September 30, 2011
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	3.0% to 17.5%	—	—
Weighted average discount rate	10.9%	—	—
Constant prepayment rate	5.0% to 23.1%	—	—
Weighted average constant prepayment rate	9.6%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—

	Nine months ended September 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.2% to 14.4%	13.4%	4.6% to 19.3%
Weighted average discount rate	11.4%	13.4%	13.2%
Constant prepayment rate	7.3% to 36.4%	8.1%	2.2% to 8.4%
Weighted average constant prepayment rate	10.2%	8.1%	4.7%
Anticipated net credit losses(2)	NM	50.5%	35.0% to 62.9%
Weighted average anticipated net credit losses	NM	50.5%	54.3%

	Nine months ended September 30, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.6% to 28.3%	2.4% to 10.0%	8.4%
Weighted average discount rate	11.4%	4.5%	8.4%
Constant prepayment rate	2.2% to 23.1%	1.0% to 2.2%	22.1%
Weighted average constant prepayment rate	7.2%	1.9%	22.1%
Anticipated net credit losses(2)	NM	35.0% to 72.0%	11.4%
Weighted average anticipated net credit losses	NM	45.3%	11.4%

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

        The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests and the sensitivity of the fair value to such adverse changes, each as of September 30, 2012, is set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	September 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.2% to 15.9%	1.5% to 32.6%	7.2% to 28.3%
Weighted average discount rate	6.4%	12.7%	14.1%
Constant prepayment rate	17.2% to 52.6%	2.3% to 23.5%	0.5% to 30.0%
Weighted average constant prepayment rate	31.1%	16.7%	9.9%
Anticipated net credit losses(2)	NM	0.0% to 28.8%	29.4%
Weighted average anticipated net credit losses	NM	3.1%	29.4%

	September 30, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.4% to 22.7%	3.6% to 27.6%	1.5% to 32.7%
Weighted average discount rate	8.3%	8.4%	15.4%
Constant prepayment rate	16.2% to 30.6%	2.2% to 54.7%	1.0% to 30.3%
Weighted average constant prepayment rate	27.2%	11.6%	11.0%
Anticipated net credit losses(2)	NM	0.0% to 79.3%	31.8% to 90.0%
Weighted average anticipated net credit losses	NM	41.7%	48.3%

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

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency-sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,745	$95	$498

Discount rates
Adverse change of 10%	$(45)	$(3)	$(30)
Adverse change of 20%	(87)	(5)	(57)
Constant prepayment rate
Adverse change of 10%	$(120)	$(2)	$(11)
Adverse change of 20%	(221)	(3)	(23)
Anticipated net credit losses
Adverse change of 10%	$(11)	$(1)	$(10)
Adverse change of 20%	(23)	(2)	(20)

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.1	$—	$0.3
Contractual servicing fees received	0.1	—	0.1
Cash flows received on retained interests and other net cash flows	—	—	—

	Nine months ended September 30,
	2012		2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.3	$—	$0.9
Contractual servicing fees received	0.3	—	0.5
Cash flows received on retained interests and other net cash flows	—	—	0.1

        Gains recognized on the securitization of U.S. agency-sponsored mortgages were $8.9 million and $39.7 million for the three and nine months ended September 30, 2012, respectively. Gains recognized on securitizations of U.S. agency-sponsored mortgages were $28.6 million and $55.7 million for the three and nine months ended September 30, 2011, respectively. The Company did not securitize non-agency-sponsored mortgages during the three and nine months ended September 30, 2012 and 2011.

        Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

        The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests, and the sensitivity of the fair value to such adverse changes, each as of September 30, 2012, is set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	September 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	7.2%	9.3% to 10.0%	3.3% to 8.1%
Weighted average discount rate	7.2%	9.3%	5.7%
Constant prepayment rate	29.3%	22.2%	6.6% to 9.8%
Weighted average constant prepayment rate	29.3%	22.2%	8.2%
Anticipated net credit losses	NM	0.2%	37.0% to 48.0%
Weighted average anticipated net credit losses	NM	0.2%	42.4%
Weighted average life	3.8 years	4.2 years	9.7 to 11.5 years

	September 30, 2011
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	7.2%	1.9% to 16.0%	8.6% to 29.9%
Weighted average discount rate	7.2%	0.3%	13.5%
Constant prepayment rate	29.1%	39.7%	2.0% to 25.6%
Weighted average constant prepayment rate	29.1%	37.7%	10.0%
Anticipated net credit losses	NM	0.3% to 40.0%	40.0% to 95.0%
Weighted average anticipated net credit losses	NM	1.6%	50.7%
Weighted average life	4.0 years	3.0 to 4.9 years	0.3 to 7.5 years

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency-sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$603	$102	$19

Discount rates
Adverse change of 10%	$(17)	$(2)	$(1)
Adverse change of 20%	(34)	(5)	(2)

Constant prepayment rate
Adverse change of 10%	$(57)	$(6)	$—
Adverse change of 20%	(109)	(12)	(1)

Anticipated net credit losses
Adverse change of 10%	$(40)	$(7)	$(2)
Adverse change of 20%	(79)	(14)	(5)

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $1.9 billion and $2.9 billion at September 30, 2012 and 2011, respectively. The MSRs correspond to principal loan balances of $347 billion and $421 billion as of September 30, 2012 and 2011, respectively. The following table summarizes the changes in capitalized MSRs for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
In millions of dollars	2012	2011
Balance, as of June 30	$2,117	$4,258
Originations	101	126
Changes in fair value of MSRs due to changes in inputs and assumptions	(118)	(1,196)
Other changes(1)	(180)	(336)

Balance, as of September 30	$1,920	$2,852

	Nine months ended September 30,
In millions of dollars	2012	2011
Balance, as of the beginning of year	$2,569	$4,554
Originations	324	425
Changes in fair value of MSRs due to changes in inputs and assumptions	(289)	(1,301)
Other changes(1)	(684)	(826)

Balance, as of September 30	$1,920	$2,852

(1)
Represents changes due to customer payments and passage of time.

        The fair value of the MSRs is primarily affected by changes in prepayments that result from shifts in mortgage interest rates. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities classified as Trading account assets.

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2012	2011	2012	2011
Servicing fees	$236	$292	$757	$897
Late fees	16	19	49	58
Ancillary fees	37	39	90	92

Total MSR fees	$289	$350	$896	$1,047

        These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the quarter ended September 30, 2012, Citi transferred non-agency (private-label) securities with an original par value of approximately $541 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. As of September 30, 2012, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $394 million ($102 million of which relates to re-securitization transactions executed in 2012) and are recorded in Trading account assets. Of this amount, approximately $10 million and $384 million related to senior and subordinated beneficial interests, respectively. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of September 30, 2012 was approximately $7.3 billion.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarter ended September 30, 2012, Citi transferred agency securities with a fair value of approximately $7.5 billion to re-securitization entities. As of September 30, 2012, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.4 billion ($0.6 billion of which related to re-securitization transactions executed in 2012) and are recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2012 was approximately $65.9 billion.

        As of September 30, 2012, the Company did not consolidate any private-label or agency re-securitization entities.

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 45 days. At the respective period ends September 30, 2012 and December 31, 2011, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 45 and 37 days, respectively.

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

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of September 30, 2012, the Company owned $9.0 billion and $255 million of the commercial paper issued by its consolidated and unconsolidated administered conduits, respectively.

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

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit as of September 30, 2012 is $0.6 billion. The program-wide liquidity agreement, along with each asset APA, is considered in the Company's maximum exposure to loss to the unconsolidated administered conduit.

        As of September 30, 2012, this unconsolidated government-guaranteed loan conduit held assets and funding commitments of approximately $7.9 billion.

Third-Party Commercial Paper Conduits

        The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them. As of September 30, 2012, the Company had no involvement in third-party commercial paper conduits.

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

        The Company does not generally have the power to direct the activities of the entity that most significantly impact the economic performance of the CDOs/CLOs as this power is generally held by a third-party asset manager of the CDO/CLO. As such, those CDOs/CLOs are not consolidated. The Company may consolidate the CDO/CLO when: (i) the Company is the asset manager and no other single investor has the unilateral ability to remove the Company or unilaterally cause the liquidation of the CDO/CLO, or the Company is not the asset manager but has a unilateral right to remove the third-party asset manager or unilaterally liquidate the CDO/CLO and receive the underlying assets, and (ii) the Company has economic exposure to the entity that could be potentially significant to the entity.

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

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended September 30, 2012, in measuring the fair value of retained interests were as follows:

	CDOs	CLOs
Discount rate	46.2% to 50.8%	1.9% to 2.1%

        The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests is set forth in the table below:

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$14	$403

Discount rates
Adverse change of 10%	$(1)	$(2)
Adverse change of 20%	(2)	(4)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2012, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$8.9	$2.2
Hedge funds and equities	0.6	0.4
Airplanes, ships and other assets	16.3	12.4

Total	$25.8	$15.0

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2012, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$1.4	$0.4
Corporate loans	2.9	2.3
Airplanes, ships and other assets	3.6	0.7

Total	$7.9	$3.4

        The following table summarizes selected cash flow information related to asset-based financings for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
In billions of dollars	2012	2011
Cash flows received on retained interests and other net cash flows	$0.4	$0.2

	Nine months ended September 30,
In billions of dollars	2012	2011
Cash flows received on retained interests and other net cash flows	$1.7	$1.2

        The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests at September 30, 2012 is set forth in the table below:

In millions of dollars	Asset-based Financing
Carrying value of retained interests	$2,350

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

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

        The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company's inventory of Floaters fluctuates over time. As of September 30, 2012, the Company held $203 million of Floaters related to both customer and non-customer TOB trusts.

        For certain non-customer trusts, the Company also provides credit enhancement. Approximately $210 million of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.

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

        As of September 30, 2012, liquidity agreements provided with respect to customer TOB trusts totaled $5.1 billion of which $3.7 billion was offset by reimbursement agreements. The remaining exposure related to TOB transactions where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction and no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, that are not variable interest entities, and municipality-related issuers that totaled $7.1 billion as of September 30, 2012. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of September 30, 2012 and December 31, 2011 are presented in the table below.

 Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Interest rate contracts
Swaps	$135,176	$163,079	$29,882,342	$28,069,960	$125,308	$119,344
Futures and forwards	—	—	5,125,812	3,549,642	50,317	43,965
Written options	—	—	3,872,194	3,871,700	25,067	16,786
Purchased options	—	—	3,639,994	3,888,415	7,780	7,338

Total interest rate contract notionals	$135,176	$163,079	$42,520,342	$39,379,717	$208,472	$187,433

Foreign exchange contracts
Swaps	$22,791	$27,575	$1,392,390	$1,182,363	$16,452	$22,458
Futures and forwards	65,588	55,211	3,402,183	3,191,687	37,603	31,095
Written options	130	4,292	761,308	591,818	137	190
Purchased options	5,743	39,163	761,294	583,891	2,056	53

Total foreign exchange contract notionals	$94,252	$126,241	$6,317,175	$5,549,759	$56,248	$53,796

Equity contracts
Swaps	$—	$—	$95,632	$86,978	$—	$—
Futures and forwards	—	—	16,799	12,882	—	—
Written options	—	—	366,044	552,333	—	—
Purchased options	—	—	325,289	509,322	—	—

Total equity contract notionals	$—	$—	$803,764	$1,161,515	$—	$—

Commodity and other contracts
Swaps	$—	$—	$28,188	$23,403	$—	$—
Futures and forwards	—	—	85,092	73,090	—	—
Written options	—	—	104,423	90,650	—	—
Purchased options	—	—	107,436	99,234	—	—

Total commodity and other contract notionals	$—	$—	$325,139	$286,377	$—	$—

Credit derivatives(4)
Protection sold	$—	$—	$1,438,553	$1,394,528	$—	$—
Protection purchased	2,168	4,253	1,512,036	1,486,723	25,287	21,914

Total credit derivatives	$2,168	$4,253	$2,950,589	$2,881,251	$25,287	$21,914

Total derivative notionals	$231,596	$293,573	$52,917,009	$49,258,619	$290,007	$263,143

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $5,739 million and $7,060 million at September 30, 2012 and December 31, 2011, respectively.

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

 Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading account assets/liabilities(1)(2)		Derivatives classified in other assets/liabilities(2)
In millions of dollars at September 30, 2012	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$8,746	$2,192	$4,046	$1,437
Foreign exchange contracts	358	1,508	1,028	704

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$9,104	$3,700	$5,074	$2,141

Other derivative instruments
Interest rate contracts	$899,973	$892,846	$703	$184
Foreign exchange contracts	71,467	78,136	238	156
Equity contracts	19,946	34,688	—	—
Commodity and other contracts	11,429	12,648	—	—
Credit derivatives(3)	58,685	56,410	207	319

Total other derivative instruments	$1,061,500	$1,074,728	$1,148	$659

Total derivatives	$1,070,604	$1,078,428	$6,222	$2,800
Cash collateral paid/received(4)(5)	4,027	8,871	389	607
Less: Netting agreements and market value adjustments(6)	(978,765)	(974,456)	—	—
Less: Net cash collateral received/paid(7)	(38,713)	(57,124)	(4,403)	—

Net receivables/payables	$57,153	$55,719	$2,208	$3,407

(1)
The trading derivatives fair values are presented in Note 10 to the Consolidated Financial Statements.

(2)
Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
The credit derivatives trading assets are composed of $41,888 million related to protection purchased and $16,797 million related to protection sold as of September 30, 2012. The credit derivatives trading liabilities are composed of $17,777 million related to protection purchased and $38,633 million related to protection sold as of September 30, 2012.

(4)
For the trading asset/liabilities, this is the net amount of the $61,151 million and $47,584 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $57,124 million was used to offset derivative liabilities and, of the gross cash collateral received, $38,713 million was used to offset derivative assets.

(5)
For the other asset/liabilities, this is the net amount of the $389 million and $5,010 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $4,403 million was used to offset derivative assets.

(6)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(7)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements.

	Derivatives classified in trading account assets/liabilities(1)(2)		Derivatives classified in other assets/liabilities(2)
In millions of dollars at December 31, 2011	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$8,274	$3,306	$3,968	$1,518
Foreign exchange contracts	3,706	1,451	1,201	863

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$11,980	$4,757	$5,169	$2,381

Other derivative instruments
Interest rate contracts	$749,213	$736,785	$212	$96
Foreign exchange contracts	90,611	95,912	325	959
Equity contracts	20,235	33,139	—	—
Commodity and other contracts	13,763	14,631	—	—
Credit derivatives(3)	90,424	84,726	430	126

Total other derivative instruments	$964,246	$965,193	$967	$1,181

Total derivatives	$976,226	$969,950	$6,136	$3,562
Cash collateral paid/received(4)(5)	6,634	7,870	307	180
Less: Netting agreements and market value adjustments(6)	(875,592)	(870,366)	—	—
Less: Net cash collateral received/paid(7)	(44,941)	(51,181)	(3,462)	—

Net receivables/payables	$62,327	$56,273	$2,981	$3,742

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

(4)
For the trading assets/liabilities, this is the net amount of the $57,815 million and $52,811 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $51,181 million was used to offset derivative liabilities and, of the gross cash collateral received, $44,941 million was used to offset derivative assets.

(5)
For the other assets/liabilities, this is the net amount of the $307 million and $3,642 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $3,462 million was used to offset derivative assets.

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

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three-and nine- month periods ended September 30, 2012 and 2011 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

	Principal transactions gains (losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Interest rate contracts	$427	$1,972	$2,289	$5,318
Foreign exchange	676	576	1,880	1,958
Equity contracts	(43)	(358)	303	217
Commodity and other	8	107	71	131
Credit derivatives	(92)	(194)	4	262

Total Citigroup(1)	$976	$2,103	$4,547	$7,886

(1)
Also see Note 6 to the Consolidated Financial Statements.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three- and nine- month periods ended September 30, 2012 and 2011 are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Interest rate contracts	$(122)	$1,090	$(292)	$1,027
Foreign exchange	825	(1,576)	59	1,096
Credit derivatives	(398)	586	(724)	362

Total Citigroup(1)	$305	$100	$(957)	$2,485

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three- and nine-month periods ended September 30, 2012 and September 30, 2011:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$297	$4,143	$750	$3,678
Foreign exchange contracts	196	590	600	(405)

Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$493	$4,733	$1,350	$3,273

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(418)	$(4,207)	$(953)	$(3,913)
Foreign exchange hedges	(172)	(613)	(542)	318

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(590)	$(4,820)	$(1,495)	$(3,595)

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(121)	$(110)	$(203)	$(244)
Foreign exchange hedges	(11)	17	—	14

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(132)	$(93)	$(203)	$(230)

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$46	$—	$9
Foreign exchange contracts	35	(40)	58	(101)

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$35	$6	$58	$(92)

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

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for three- and nine-month periods ended September 30, 2012 and September 30, 2011 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2012	2011	2012	2011
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(59)	$(1,132)	$(324)	$(1,689)
Foreign exchange contracts	112	(65)	52	(166)

Total effective portion of cash flow hedges included in AOCI	$53	$(1,197)	$(272)	$(1,855)

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(186)	$(285)	$(647)	$(951)
Foreign exchange contracts	(56)	(60)	(140)	(198)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(242)	$(345)	$(787)	$(1,149)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of September, 2012 is approximately $1.0 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

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

        The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(1,580) million and $(2,636) million for the three- and nine-month periods ended September 30, 2012, respectively, and $2,776 million and $902 million for the three- and nine-month periods ended September 30, 2011, respectively.

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

        The Company makes markets and trades a range of credit derivatives. Through these contracts, the Company either purchases or writes protection on either a single name or a portfolio of reference credits. The Company also uses credit derivatives to help mitigate credit risk in its Corporate and Consumer loan portfolios and other cash positions, and to facilitate client transactions.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return which will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of September 30, 2012 and December 31, 2011, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of September 30, 2012 and December 31, 2011:

In millions of dollars as of September 30, 2012	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$930,387	$23,164
Broker-dealer	320,560	10,753
Non-financial	3,395	107
Insurance and other financial institutions	184,211	4,609

Total by industry/counterparty	$1,438,553	$38,633

By instrument
Credit default swaps and options	$1,437,397	$38,502
Total return swaps and other	1,156	131

Total by instrument	$1,438,553	$38,633

By rating
Investment grade	$703,826	$9,884
Non-investment grade	212,614	15,787
Not rated	522,113	12,962

Total by rating	$1,438,553	$38,633

By maturity
Within 1 year	$333,769	$1,790
From 1 to 5 years	933,192	24,719
After 5 years	171,592	12,124

Total by maturity	$1,438,553	$38,633

1)
In addition, fair value amounts payable under credit derivatives purchased were $18,096 million.

(2)
In addition, fair value amounts receivable under credit derivatives sold were $16,797 million.

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

        The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the maximum potential amount of future payments for credit protection sold is not representative of the actual loss exposure based on historical experience. This amount has not been reduced by the Company's rights to the underlying assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event (or settlement trigger) occur, the Company is usually liable for the difference between the protection sold and the recourse it holds in the value of the underlying assets. Thus, if the reference entity defaults, Citi will generally have a right to collect on the underlying reference credit and any related cash flows, while being liable for the full notional amount of credit protection sold to the buyer. Furthermore, this maximum potential amount of future payments for credit protection sold has not been reduced for any cash collateral paid to a given counterparty as such payments would be calculated after netting all derivative exposures, including any credit derivatives with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures alone is not possible. The Company actively monitors open credit risk exposures and manages this exposure by using a variety of strategies, including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2012 and December 31, 2011 is $37 billion and $33 billion, respectively. The Company has posted $33 billion and $28 billion as collateral for this exposure in the normal course of business as of September 30, 2012 and December 31, 2011, respectively.

        Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of September 30, 2012, the Company would be required to post an additional $5.2 billion, as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $1.6 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $6.8 billion.

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

        The Company may also apply a price-based methodology, which utilizes, where available, quoted prices or other market information obtained from recent trading activity in positions with the same or similar characteristics to the position being valued. The market activity and the amount of the bid-ask spread are among the factors considered in determining the liquidity of markets and the relevance of observed prices from those markets. If relevant and observable prices are available, those valuations may be classified as Level 2. When less liquidity exists for a security or loan, a quoted price is stale, a significant adjustment to the price of a similar security is necessary to reflect differences in the terms of the actual security or loan being valued, or prices from independent sources are insufficient to corroborate the valuation, the "price" inputs are considered unobservable and the fair value measurements are classified as Level 3.

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

        Bilateral or "own" credit-risk adjustments are applied to reflect the Company's own credit risk when valuing derivatives and liabilities measured at fair value. Counterparty and own credit adjustments consider the expected future cash flows between Citi and its counterparties under the terms of the instrument and the effect of credit risk on the valuation of those cash flows, rather than a point-in-time assessment of the current recognized net asset or liability. Furthermore, the credit-risk adjustments take into account the effect of credit-

risk mitigants, such as pledged collateral and any legal right of offset (to the extent such offset exists) with a counterparty through arrangements such as netting agreements.

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

        For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing valuation techniques, including discounted cash flows, price-based and internal models, such as Black-Scholes and Monte Carlo simulation. Fair value estimates from these internal valuation techniques are verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar bonds or loans where no price is observable. A price-based methodology utilizes, where available, quoted prices or other market information obtained from recent trading activity of assets with similar characteristics to the bond or loan being valued. The yields used in discounted cash flow models are derived from the same price information. Trading securities and loans priced using such methods are generally classified as Level 2. However, when less liquidity exists for a security or loan, a quoted price is stale, a significant adjustment to the price of a similar security or loan is necessary to reflect differences in the terms of the actual security or loan being valued, or prices from independent sources are insufficient to corroborate valuation, a loan or security is generally classified as Level 3. The price input used in a price-based methodology may be zero for a security, such as a subprime CDO, that is not receiving any principal or interest and is currently written down to zero.

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

        The majority of derivatives entered into by the Company is executed over the counter and is valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The principal techniques used to value these instruments are discounted cash flows and internal models, including Black-Scholes and Monte Carlo simulation. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums paid and received).

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

 Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011. The Company's hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels
In millions of dollars at September 30, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$205,398	$4,677	$210,075	$(43,569)	$166,506
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$31,418	$684	$32,102	$—	$32,102
Prime	—	304	943	1,247	—	1,247
Alt-A	—	493	309	802	—	802
Subprime	—	187	566	753	—	753
Non-U.S. residential	—	401	53	454	—	454
Commercial	—	1,276	524	1,800	—	1,800

Total trading mortgage-backed securities	$—	$34,079	$3,079	$37,158	$—	$37,158

U.S. Treasury and federal agency securities
U.S. Treasury	$14,592	$2,755	$—	$17,347	$—	$17,347
Agency obligations	—	3,030	—	3,030	—	3,030

Total U.S. Treasury and federal agency securities	$14,592	$5,785	$—	$20,377	$—	$20,377

State and municipal	$—	$5,226	$248	$5,474	$—	$5,474
Foreign government	59,790	29,394	198	89,382	—	89,382
Corporate	—	32,556	2,351	34,907	—	34,907
Equity securities	47,491	2,835	243	50,569	—	50,569
Asset-backed securities	—	1,051	5,122	6,173	—	6,173
Other debt securities	—	11,594	2,414	14,008	—	14,008

Total trading securities	$121,873	$122,520	$13,655	$258,048	$—	$258,048

Trading account derivatives
Interest rate contracts	—	906,612	2,107	908,719
Foreign exchange contracts	12	71,082	731	71,825
Equity contracts	3,100	15,290	1,556	19,946
Commodity contracts	646	9,893	890	11,429
Credit derivatives	—	54,630	4,055	58,685

Total trading account derivatives	$3,758	$1,057,507	$9,339	$1,070,604
Gross cash collateral paid				$61,151
Netting agreements and market value adjustments					$(1,074,602)

Total trading account derivatives	$3,758	$1,057,507	$9,339	$1,131,755	$(1,074,602)	$57,153

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$50	$42,963	$1,204	$44,217	$—	$44,217
Prime	—	124	2	126	—	126
Alt-A	—	113	36	149	—	149
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	5,727	1,551	7,278	—	7,278
Commercial	—	474	—	474	—	474

Total investment mortgage-backed securities	$50	$49,401	$2,793	$52,244	$—	$52,244

U.S. Treasury and federal agency securities
U.S. Treasury	$13,454	$43,893	$75	$57,422	$—	$57,422
Agency obligations	—	26,974	12	26,986	—	26,986

Total U.S. Treasury and federal agency securities	$13,454	$70,867	$87	$84,408	$—	$84,408

Fair Value Levels
In millions of dollars at September 30, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
State and municipal	$—	$17,512	$591	$18,103	$—	$18,103
Foreign government	36,823	53,860	381	91,064	—	91,064
Corporate	—	9,430	337	9,767	—	9,767
Equity securities	2,399	153	1,058	3,610	—	3,610
Asset-backed securities	—	8,659	3,352	12,011	—	12,011
Other debt securities	—	—	54	54	—	54
Non-marketable equity securities	—	444	4,784	5,228	—	5,228

Total investments	$52,726	$210,326	$13,437	$276,489	$—	$276,489

Loans(3)	$—	$295	$5,064	$5,359	$—	$5,359
Mortgage servicing rights	—	—	1,920	1,920	—	1,920

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,775	$2,665	$12,440
Gross cash collateral paid				$389
Netting agreements and market value adjustments					$(4,403)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$9,775	$2,665	$12,829	$(4,403)	$8,426

Total assets	$178,357	$1,605,821	$50,757	$1,896,475	$(1,122,574)	$773,901
Total as a percentage of gross assets(4)	9.7%	87.5%	2.8%	100.0%

Liabilities
Interest-bearing deposits	$—	$1,103	$761	$1,864	$—	$1,864
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	166,187	841	167,028	(43,569)	123,459
Trading account liabilities
Securities sold, not yet purchased	64,654	9,492	125	74,271		74,271
Trading account derivatives
Interest rate contracts	—	892,809	2,229	895,038
Foreign exchange contracts	8	78,315	1,321	79,644
Equity contracts	3,581	27,922	3,185	34,688
Commodity contracts	731	10,113	1,804	12,648
Credit derivatives	—	51,894	4,516	56,410

Total trading account derivatives	$4,320	$1,061,053	$13,055	$1,078,428
Gross cash collateral received				47,584
Netting agreements and market value adjustments					$(1,070,293)

Total trading account derivatives	$4,320	$1,061,053	$13,055	$1,126,012	$(1,070,293)	$55,719
Short-term borrowings	—	662	99	761	—	761
Long-term debt	—	20,870	6,466	27,336	—	27,336

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,797	$3	$2,800
Gross cash collateral received				$5,010
Netting agreements and market value adjustments					$(4,403)

Nontrading derivatives and other financial liabilities measured on a recurring basis	—	2,797	3	7,810	(4,403)	3,407

Total liabilities	$68,974	$1,262,164	$21,350	$1,405,082	$(1,118,265)	$286,817
Total as a percentage of gross liabilities(4)	5.1%	93.3%	1.6%	100.0%

(1)
For both the three months and nine months ended September 30, 2012, the Company transferred assets of $0.3 billion and $1.3 billion, respectively, from Level 1 to Level 2, primarily related to foreign government bonds which were traded with less frequency. During the three months and nine months ended September 30, 2012, the Company transferred assets of $0.5 billion, $1.0 billion, respectively, from Level 2 to Level 1 related primarily to foreign government bonds, which were traded with sufficient frequency to constitute a liquid market. During the three months and nine months ended September 30, 2012, the Company transferred liabilities of $5 million and $24 million, respectively, from Level 1 to Level 2, and $99 million and $134 million, respectively, from Level 2 to Level 1.

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

 Fair Value Levels

In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$188,034	$4,701	$192,735	$(49,873)	$142,862
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$26,674	$861	$27,535	$—	$27,535
Prime	—	118	759	877	—	877
Alt-A	—	444	165	609	—	609
Subprime	—	524	465	989	—	989
Non-U.S. residential	—	276	120	396	—	396
Commercial	—	1,715	618	2,333	—	2,333

Total trading mortgage-backed securities	$—	$29,751	$2,988	$32,739	$—	$32,739

U.S. Treasury and federal agency securities
U.S. Treasury	$15,612	$2,615	$—	$18,227	$—	$18,227
Agency obligations	—	1,169	3	1,172	—	1,172

Total U.S. Treasury and federal agency securities	$15,612	$3,784	$3	$19,399	$—	$19,399

State and municipal	$—	$5,112	$252	$5,364	$—	$5,364
Foreign government	52,429	26,601	521	79,551	—	79,551
Corporate	—	33,786	3,240	37,026	—	37,026
Equity securities	29,707	3,279	244	33,230	—	33,230
Asset-backed securities	—	1,270	5,801	7,071	—	7,071
Other debt securities	—	12,284	2,743	15,027	—	15,027

Total trading securities	$97,748	$115,867	$15,792	$229,407	$—	$229,407

Trading account derivatives
Interest rate contracts	$67	$755,473	$1,947	$757,487
Foreign exchange contracts	—	93,536	781	94,317
Equity contracts	2,240	16,376	1,619	20,235
Commodity contracts	958	11,940	865	13,763
Credit derivatives	—	81,123	9,301	90,424

Total trading account derivatives	$3,265	$958,448	$14,513	$976,226
Gross cash collateral paid				57,815
Netting agreements and market value adjustments					$(971,714)

Total trading account derivatives	$3,265	$958,448	$14,513	$1,034,041	$(971,714)	$62,327

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$59	$45,043	$679	$45,781	$—	$45,781
Prime	—	105	8	113	—	113
Alt-A	—	1	—	1	—	1
Subprime	—	—	—	—	—	—
Non-U.S. residential	—	4,658	—	4,658	—	4,658
Commercial	—	472	—	472	—	472

Total investment mortgage-backed securities	$59	$50,279	$687	$51,025	$—	$51,025

U.S. Treasury and federal agency securities
U.S. Treasury	$11,642	$38,587	$—	$50,229	$—	$50,229
Agency obligations	—	34,834	75	34,909	—	34,909

Total U.S. Treasury and federal agency securities	$11,642	$73,421	$75	$85,138	$—	$85,138

 Fair Value Levels

In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
State and municipal	$—	$13,732	$667	$14,399	$—	$14,399
Foreign government	33,544	50,523	447	84,514	—	84,514
Corporate	—	9,268	989	10,257	—	10,257
Equity securities	6,634	98	1,453	8,185	—	8,185
Asset-backed securities	—	6,962	4,041	11,003	—	11,003
Other debt securities	—	563	120	683	—	683
Non-marketable equity securities	—	518	8,318	8,836	—	8,836

Total investments	$51,879	$205,364	$16,797	$274,040	$—	$274,040

Loans(2)	$—	$583	$4,682	$5,265	$—	$5,265
Mortgage servicing rights	—	—	2,569	2,569	—	2,569

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$14,270	$2,245	$16,515
Gross cash collateral paid				307
Netting agreements and market value adjustments					$(3,462)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$14,270	$2,245	$16,822	$(3,462)	$13,360

Total assets	$152,892	$1,482,566	$61,299	$1,754,879	$(1,025,049)	$729,830
Total as a percentage of gross assets(3)	9.0%	87.4%	3.6%	100.0%

Liabilities
Interest-bearing deposits	$—	$895	$431	$1,326	$—	$1,326
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	146,524	1,061	147,585	(49,873)	97,712
Trading account liabilities
Securities sold, not yet purchased	58,456	10,941	412	69,809		69,809
Trading account derivatives
Interest rate contracts	37	738,833	1,221	740,091
Foreign exchange contracts	—	96,020	1,343	97,363
Equity contracts	2,822	26,961	3,356	33,139
Commodity contracts	873	11,959	1,799	14,631
Credit derivatives	—	77,153	7,573	84,726

Total trading account derivatives	$3,732	$950,926	$15,292	$969,950
Gross cash collateral received				52,811
Netting agreements and market value adjustments					$(966,488)

Total trading account derivatives	$3,732	$950,926	$15,292	$1,022,761	$(966,488)	$56,273
Short-term borrowings	—	855	499	1,354	—	1,354
Long-term debt	—	17,268	6,904	24,172	—	24,172

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$3,559	$3	$3,562
Gross cash collateral received				$3,642
Netting agreements and market value adjustments					$(3,462)

Nontrading derivatives and other financial liabilities measured on a recurring basis	$—	$3,559	$3	$7,204	$(3,462)	$3,742

Total liabilities	$62,188	$1,130,968	$24,602	$1,274,211	$(1,019,823)	$254,388
Total as a percentage of gross liabilities(3)	5.1%	92.9%	2.0%	100.0%

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

 Changes in Level 3 Fair Value Category

        The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2012 and 2011. The Company classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2012	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30. 2012
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,414	$5	$—	$258	$—	$—	$—	$—	$—	$4,677	$—
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$895	$(12)	$—	$135	$(199)	$97	$17	$(217)	$(32)	$684	$(21)
Prime	1,069	53	—	83	(38)	36	—	(259)	(1)	943	2
Alt-A	273	21	—	42	(2)	15	—	(39)	(1)	309	7
Subprime	487	34	—	111	(19)	29	—	(74)	(2)	566	7
Non-U.S. residential	116	8	—	7	(19)	4	—	(63)	—	53	2
Commercial	416	(1)	—	163	(29)	38	—	(63)	—	524	1

Total trading mortgage-backed securities	$3,256	$103	$—	$541	$(306)	$219	$17	$(715)	$(36)	$3,079	$(2)

U.S. Treasury and federal agency securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	13	—	—	—	—	—	—	(13)	—	—	—

Total U.S. Treasury and federal agency securities	$13	$—	$—	$—	$—	$—	$—	$(13)	$—	$—	$—

State and municipal	$223	$13	$—	$4	$—	$20	$—	$(12)	$—	$248	$5
Foreign government	333	1	—	14	(124)	39	—	(65)	—	198	3
Corporate	2,189	—	—	43	(58)	392	—	(215)	—	2,351	1
Equity securities	217	13	—	30	(4)	52	—	(21)	(44)	243	(7)
Asset-backed securities	4,835	212	—	24	(43)	2,030	—	(1,933)	(3)	5,122	162
Other debt securities	2,266	(7)	—	324	(143)	781	—	(749)	(58)	2,414	2

Total trading securities	$13,332	$335	$—	$980	$(678)	$3,533	$17	$(3,723)	$(141)	$13,655	$164

Trading derivatives, net(4)
Interest rate contracts	619	(188)	—	172	(275)	23	—	(19)	(454)	(122)	194
Foreign exchange contracts	(517)	50	—	(70)	(17)	2	—	(6)	(32)	(590)	(85)
Equity contracts	(1,587)	—	—	(84)	20	101	—	(163)	84	(1,629)	(328)
Commodity contracts	(902)	(12)	—	(15)	—	25	—	(2)	(8)	(914)	216
Credit derivatives	298	(775)	—	45	(70)	2	—	—	39	(461)	(80)

Total trading derivatives, net(4)	$(2,089)	$(925)	$—	$48	$(342)	$153	$—	$(190)	$(371)	$(3,716)	$(83)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,399	$—	$10	$472	$(1,257)	$580	$—	$—	$—	$1,204	$55
Prime	2	—	—	—	—	—	—	—	—	2	—
Alt-A	3	—	—	—	—	37	—	(4)	—	36	—

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2012	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30. 2012
Subprime	6	—	1	—	—	—	—	(7)	—	—	—
Non-U.S. residential	300	—	2	—	—	1,249	—	—	—	1,551	—
Commercial	5	—	—	—	(5)	—	—	—	—	—	—

Total investment mortgage-backed debt securities	$1,715	$—	$13	$472	$(1,262)	$1,866	$—	$(11)	$—	$2,793	$55

U.S. Treasury and federal agency securities	$—	$—	$—	$75	$—	$12	$—	$—	$—	$87	$—
State and municipal	480	—	(4)	—	—	118	—	(3)	—	591	6
Foreign government	329	—	(3)	68	(80)	127	—	(26)	(34)	381	1
Corporate	421	—	(6)	23	(2)	7	—	(66)	(40)	337	(4)
Equity securities	1,180	—	52	—	—	—	—	(54)	(120)	1,058	28
Asset-backed securities	2,771	—	(170)	402	(11)	755	—	(27)	(368)	3,352	(170)
Other debt securities	55	—	(53)	—	—	52	—	—	—	54	—
Non-marketable equity securities	6,278	—	232	—	—	76	—	(1,734)	(68)	4,784	34

Total investments	$13,229	$—	$61	$1,040	$(1,355)	$3,013	$—	$(1,921)	$(630)	$13,437	$(50)

Loans	$4,737	$—	$79	$87	$—	$142	$415	$(144)	$(252)	$5,064	$15
Mortgage servicing rights	$2,117	$—	$(169)	$—	$—	$—	$101	$—	$(129)	$1,920	$(169)
Other financial assets measured on a recurring basis	$2,375	$—	$207	$13	$—	$1	$635	$(4)	$(562)	$2,665	$207

Liabilities
Interest-bearing deposits	$698	$—	$(85)	$—	$(36)	$—	$71	$—	$(57)	$761	$—
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,045	(24)	—	—	(14)	—	—	(215)	1	841	4
Trading account liabilities
Securities sold, not yet purchased	148	16	—	13	(12)	—	—	24	(32)	125	9
Short-term borrowings	367	(20)	—	43	—	—	66	—	(397)	99	(10)
Long-term debt	5,952	(135)	8	363	(216)	—	648	—	(408)	6,466	(245)
Other financial liabilities measured on a recurring basis	2	—	(3)	—	—	—	1	(1)	(2)	3	(3)

 Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30. 2012
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,701	$70	$—	$283	$(377)	$—	$—	$—	$—	$4,677	$—
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$861	$21	$—	$673	$(544)	$352	$62	$(631)	$(110)	$684	$(27)
Prime	759	119	—	442	(165)	570	—	(780)	(2)	943	6
Alt-A	165	47	—	49	(62)	278	—	(167)	(1)	309	4
Subprime	465	6	—	166	(94)	448	—	(421)	(4)	566	2
Non-U.S. residential	120	24	—	46	(57)	105	—	(185)	—	53	1
Commercial	618	(71)	—	254	(217)	353	—	(413)	—	524	12

Total trading mortgage-backed securities	$2,988	$146	$—	$1,630	$(1,139)	$2,106	$62	$(2,597)	$(117)	$3,079	$(2)

U.S. Treasury and federal agency securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	3	—	—	—	—	13	—	(16)	—	—	—

Total U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$13	$—	$(16)	$—	$—	$—

State and municipal	$252	$30	$—	$4	$(7)	$48	$—	$(79)	$—	$248	$3
Foreign government	521	5	—	26	(864)	881	—	(371)	—	198	2
Corporate	3,240	9	—	391	(449)	2,148	—	(1,614)	(1,374)	2,351	(40)
Equity securities	244	(58)	—	49	(17)	256	—	(163)	(68)	243	(27)
Asset-backed securities	5,801	434	—	189	(104)	5,690	—	(6,226)	(662)	5,122	126
Other debt securities	2,743	15	—	964	(1,566)	2,143	—	(1,630)	(255)	2,414	—

Total trading securities	$15,792	$581	$—	$3,253	$(4,146)	$13,285	$62	$(12,696)	$(2,476)	$13,655	$62

Trading derivatives, net(4)
Interest rate contracts	726	(46)	—	295	(394)	239	—	(158)	(784)	(122)	(169)
Foreign exchange contracts	(562)	130	—	(152)	29	190	—	(203)	(22)	(590)	(14)
Equity contracts	(1,737)	199	—	(120)	387	304	—	(498)	(164)	(1,629)	(581)
Commodity contracts	(934)	(51)	—	(20)	45	98	—	(80)	28	(914)	(55)
Credit derivatives	1,728	(2,227)	—	(85)	(129)	116	—	(10)	146	(461)	(926)

Total trading derivatives, net(4)	$(779)	$(1,995)	$—	$(82)	$(62)	$947	$—	$(949)	$(796)	$(3,716)	$(1,745)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$679	$—	$6	$472	$(2,778)	$2,825	$—	$—	$—	$1,204	$55
Prime	8	—	—	—	(6)	—	—	—	—	2	—
Alt-A	—	—	—	—	—	40	—	(4)	—	36	—
Subprime	—	—	1	—	—	6	—	(7)	—	—	—
Non-U.S. residential	—	—	2	—	—	1,549	—	—	—	1,551	—
Commercial	—	—	—	—	(11)	11	—	—	—	—	—

Total investment mortgage-backed debt securities	$687	$—	$9	$472	$(2,795)	$4,431	$—	$(11)	$—	$2,793	$55

U.S. Treasury and federal agency securities	$75	$—	$—	$75	$(75)	$12	$—	$—	$—	$87	$—
State and municipal	667	—	9	—	(151)	276	—	(210)	—	591	(3)
Foreign government	447	—	13	148	(236)	328	—	(216)	(103)	381	3
Corporate	989	—	(11)	68	(698)	136	—	(102)	(45)	337	5
Equity securities	1,453	—	101	—	—	—	—	(228)	(268)	1,058	16
Asset-backed securities	4,041	—	(160)	402	(54)	767	—	(77)	(1,567)	3,352	1
Other debt securities	120	—	(53)	—	—	52	—	(64)	(1)	54	—

 Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30. 2012
Non-marketable equity securities	8,318	—	411	—	—	343	—	(3,204)	(1,084)	4,784	139

Total investments	$16,797	$—	$319	$1,165	$(4,009)	$6,345	$—	$(4,112)	$(3,068)	$13,437	$216

Loans	$4,682	$—	$17	$1,004	$(25)	$249	$930	$(239)	$(1,554)	$5,064	$65
Mortgage servicing rights	$2,569	$—	$(462)	$—	$—	$2	$322	$(5)	$(506)	$1,920	$(464)
Other financial assets measured on a recurring basis	$2,245	$—	$305	$21	$(31)	$3	$1,264	$(46)	$(1,096)	$2,665	$235

Liabilities
Interest-bearing deposits	$431	$—	$(105)	$213	$(36)	$—	$251	$—	$(203)	$761	$(142)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,061	(89)	—	—	(14)	—	—	(211)	(84)	841	36
Trading account liabilities
Securities sold, not yet purchased	412	(44)	—	18	(43)	—	—	164	(470)	125	(40)
Short-term borrowings	499	(76)	—	46	(11)	—	261	—	(772)	99	(26)
Long-term debt	6,904	6	89	712	(1,122)	—	1,823	—	(1,756)	6,466	(534)
Other financial liabilities measured on a recurring basis	3	—	(5)	—	—	(2)	2	(1)	(4)	3	(2)

		Net realized/unrealized gains (losses) included in
										Unrealized gains (losses) still held(3)
				Transfers in and/or out of Level 3
In millions of dollars	Jun. 30, 2011	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	Sept. 30, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$3,431	$209	$—	$1,050	$—	$—	$—	$—	$4,690	$157
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$947	$(140)	$—	$225	$224	$35	$(177)	$(47)	$1,067	$(167)
Prime	651	9	—	19	120	—	(135)	(4)	660	2
Alt-A	229	—	—	44	30	—	(57)	(7)	239	1
Subprime	723	7	—	(196)	50	—	(95)	—	489	44
Non-U.S. residential	323	(19)	—	(80)	37	—	(87)	—	174	(15)
Commercial	550	(15)	—	333	61	—	(73)	(24)	832	(61)

Total trading mortgage-backed securities	$3,423	$(158)	$—	$345	$522	$35	$(624)	$(82)	$3,461	$(196)

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	46	7	—	(48)	—	—	(5)	—	—	—

Total U.S. Treasury and federal agencies securities	$46	$7	$—	$(48)	$—	$—	$(5)	$—	$—	$—

State and municipal	$246	$4	$—	$3	$79	$—	$(101)	$—	$231	$9
Foreign government	903	4	—	(30)	455	—	(337)	—	995	(28)
Corporate	4,680	(120)	—	244	507	—	(888)	(318)	4,105	(86)
Equity securities	648	(172)	—	(81)	33	—	(162)	—	266	(77)
Asset-backed securities	6,609	(240)	—	287	660	—	(1,040)	(2)	6,274	(235)
Other debt securities	2,322	(128)	—	727	795	—	(699)	(4)	3,013	3

Total trading securities	$18,877	$(803)	$—	$1,447	$3,051	$35	$(3,856)	$(406)	$18,345	$(610)

Trading derivatives, net(4)
Interest rate contracts	201	7	—	393	4	—	(4)	(66)	535	115
Foreign exchange contracts	(539)	(72)	—	62	11	—	(2)	35	(505)	(66)
Equity contracts	(1,845)	212	—	(126)	124	—	(57)	(225)	(1,917)	(572)
Commodity contracts	(1,059)	225	—	67	—	—	(8)	46	(729)	253
Credit derivatives	210	1,681	—	266	—	—	—	(182)	1,975	1,750

Total trading derivatives, net(4)	$(3,032)	$2,053	$—	$662	$139	$—	$(71)	$(392)	$(641)	$1,480

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$59	$—	$(17)	$—	$4	$—	$—	$—	$46	$(17)
Prime	23	—	(2)	13	—	—	(17)	(1)	16	—
Alt-A	1	—	(1)	—	—	—	—	—	—	—
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	(7)	29	3	—	(22)	—	3	—

Total investment mortgage-backed debt securities	$83	$—	$(27)	$42	$7	$—	$(39)	$(1)	$65	$(17)

U.S. Treasury and federal agencies securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	355	—	35	(4)	5	—	(3)	—	388	35
Foreign government	329	—	14	(60)	127	—	(4)	(53)	353	11
Corporate	993	—	(107)	(11)	56	—	(37)	(88)	806	(83)
Equity securities	1,621	—	4	(5)	—	—	(4)	(110)	1,506	(14)

		Net realized/unrealized gains (losses) included in
										Unrealized gains (losses) still held(3)
				Transfers in and/or out of Level 3
In millions of dollars	Jun. 30, 2011	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	Sept. 30, 2011
Asset-backed securities	4,475	—	(2)	(23)	19	—	—	(223)	4,246	—
Other debt securities	653	—	8	—	—	—	(285)	(103)	273	(24)
Non-marketable equity securities	8,181	—	(143)	(24)	804	—	(616)	(457)	7,745	(128)

Total investments	$16,690	$—	$(218)	$(85)	$1,018	$—	$(988)	$(1,035)	$15,382	$(220)

Loans	$3,590	$—	$(164)	$635	$—	$847	$(18)	$(244)	$4,646	$(126)
Mortgage servicing rights	$4,258	$—	$(1,327)	$—	$—	$125	$—	$(204)	$2,852	$(1,327)
Other financial assets measured on a recurring basis	$2,449	$—	$57	$(56)		$142	$(114)	$(98)	$2,380	$63

Liabilities
Interest-bearing deposits	$586	$—	$40	$(124)	$—	$37	$—	$—	$459	$(45)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,078	(39)	—	(19)	—	—	—	—	1,098	—
Trading account liabilities									—
Securities sold, not yet purchased	447	(83)	—	97	—	—	238	(141)	724	(14)
Short-term borrowings	611	48	—	(377)	—	354	—	(66)	474	(1)
Long-term debt	7,287	59	106	(276)	—	228	—	(355)	6,719	(50)
Other financial liabilities measured on a recurring basis	16	—	(1)	2	—	1	—	(13)	7	(3)

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	Sept. 30, 2011
Assets
Fed funds sold and securities borrowed or purchased under agreements to resell	$4,911	$80	$—	$(301)	$—	$—	$—	$—	$4,690	$79
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$831	$(59)	$—	$314	$579	$35	$(529)	$(104)	$1,067	$(113)
Prime	594	93	—	16	1,435	—	(1,468)	(10)	660	43
Alt-A	385	11	—	28	1,607	—	(1,773)	(19)	239	1
Subprime	1,125	(5)	—	(133)	501	—	(961)	(38)	489	98
Non-U.S. residential	224	18	—	(48)	328	—	(348)	—	174	(26)
Commercial	418	81	—	397	400	—	(440)	(24)	832	1

Total trading mortgage-backed securities	$3,577	$139	$—	$574	$4,850	$35	$(5,519)	$(195)	$3,461	$4

U.S. Treasury and federal agencies securities
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agency obligations	72	9	—	(45)	5	—	(41)	—	—	—

Total U.S. Treasury and federal agencies securities	$72	$9	$—	$(45)	$5	$—	$(41)	$—	$—	$—

State and municipal	$208	$56	$—	$110	$1,048	$—	$(1,191)	$—	$231	$2
Foreign government	566	11	—	131	1,314	—	(640)	(387)	995	(23)
Corporate	5,004	20	—	1,469	2,985	—	(3,258)	(2,115)	4,105	(237)
Equity securities	776	(101)	—	(250)	161	—	(320)	—	266	(85)
Asset-backed securities	7,620	311	—	501	4,398	—	(5,173)	(1,383)	6,274	(361)
Other debt securities	1,833	(147)	—	591	2,115	—	(1,375)	(4)	3,013	1

Total trading securities	$19,656	$298	$—	$3,081	$16,876	$35	$(17,517)	$(4,084)	$18,345	$(699)

Trading derivatives, net(4)
Interest rate contracts	(730)	(108)	—	1,102	8	—	(15)	278	535	258
Foreign exchange contracts	(336)	8	—	(76)	11	—	(2)	(110)	(505)	(226)
Equity contracts	(1,639)	409	—	(191)	180	—	(217)	(459)	(1,917)	(811)
Commodity contracts	(1,023)	378	—	(33)	2	—	(68)	15	(729)	(247)
Credit derivatives	2,296	1,098	—	(1)	—	—	—	(1,418)	1,975	2,101

Total trading derivatives, net(4)	$(1,432)	$1,785	$—	$801	$201	$—	$(302)	$(1,694)	$(641)	$1,075

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$22	$—	$(15)	$37	$9	$—	$(7)	$—	$46	$(31)
Prime	166	—	(1)	(109)	7	—	(46)	(1)	16	—
Alt-A	1	—	(1)	—	—	—	—	—	—	—
Subprime	—	—	—	—	—	—	—	—	—	—
Commercial	527	—	(4)	(510)	42	—	(52)	—	3	—

Total investment mortgage-backed debt securities	$716	$—	$(21)	$(582)	$58	$—	$(105)	$(1)	$65	$(31)

U.S. Treasury and federal agencies securities	$17	$—	$—	$(15)	$—	$—	$(2)	$—	$—	$—
State and municipal	504	—	(12)	(59)	38	—	(83)	—	388	(22)
Foreign government	358	—	11	(36)	233	—	(67)	(146)	353	2
Corporate	525	—	(101)	13	527	—	(54)	(104)	806	289
Equity securities	2,055	—	(53)	(34)	—	—	(13)	(449)	1,506	(4)
Asset-backed securities	5,424	—	39	30	106	—	(447)	(906)	4,246	5
Other debt securities	727	—	(3)	67	35	—	(287)	(266)	273	(24)
Non-marketable equity securities	6,960	—	437	(862)	4,152	—	(1,733)	(1,209)	7,745	111

		Net realized/unrealized gains (losses) included in
				Transfers in and/or out of Level 3						Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2010	Principal transactions	Other(1)(2)		Purchases	Issuances	Sales	Settlements	Sept. 30, 2011
Total investments	$17,286	$—	$297	$(1,478)	$5,149	$—	$(2,791)	$(3,081)	$15,382	$326

Loans	$3,213	$—	$(317)	$390	$248	$1,876	$(18)	$(746)	$4,646	$(282)
Mortgage servicing rights	$4,554	$—	$(1,426)	$—	$—	$230	$—	$(506)	$2,852	(1,426)
Other financial assets measured on a recurring basis	$2,509	$—	$48	$(100)	$57	$380	$(172)	$(342)	$2,380	91

Liabilities
Interest-bearing deposits	$277	$—	$13	$(73)	$—	$281	$—	$(13)	459	$(101)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,261	(28)	—	81	—	—	(165)	(107)	1,098	—
Trading account liabilities	—	—	—	—	—	—	—	—	—
Securities sold, not yet purchased	187	10	—	296	—	—	385	(134)	724	(24)
Short-term borrowings	802	192	—	(255)	—	522	—	(403)	474	(6)
Long-term debt	8,494	(18)	272	(648)	—	1,161	—	(2,034)	6,719	69
Other financial liabilities measured on a recurring basis	19	—	(18)	9	1	13	(1)	(52)	7	(9)

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income (loss), while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2012 and 2011.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward

        The following were the significant Level 3 transfers for the period June 30, 2012 to September 30, 2012:

  •
  Transfers of U.S. government-sponsored agency guaranteed mortgage backed securities in Investments of $0.5 billion from Level 2 to Level 3, consisting of securities for which the pricing was unobservable.

  •
  Approximately $1.3 billion of U.S. government-sponsored agency guaranteed mortgage backed securities in Investments were newly issued at June 30, 2012, and therefore had limited trading activity and were previously classified as Level 3. As trading activity in these securities increased and pricing became observable, these positions were transferred to Level 2.

        In addition, the period from June 30, 2012 to September 30, 2012 included sales of non-marketable equity securities classified as Investments of $1.5 billion relating to the sale of EMI Music.

        The following were the significant Level 3 transfers for the period December 31, 2011 to September 30, 2012:

  •
  Transfers of U.S. government-sponsored agency guaranteed mortgage backed securities in Investments of $0.5 billion from Level 2 to Level 3, consisting of securities for which the pricing was unobservable.

  •
  Transfers of $2.8 billion of U.S. government-sponsored agency guaranteed mortgage backed securities in Investments from Level 3 to Level 2, including newly issued securities previously classified as Level 3. As trading activity in these securities increased and pricing became observable, these positions were transferred to Level 2.

  •
  Transfers of other debt trading securities from Level 2 to Level 3 of $1.0 billion, the majority of which consisted of trading loans for which there were a reduced number of contributors to external pricing services.

  •
  Transfers of Long-term debt of $1.1 billion from Level 3 to Level 2 related mainly to structured debt for which the underlyings became more observable.

        In addition, the period from December 31, 2011 to September 30, 2012 included sales of non-marketable equity securities classified as Investments of $2.8 billion relating to the sale of EMI Music and EMI Music Publishing.

        The following were the significant Level 3 transfers for the period June 30, 2011 to September 30, 2011:

  •
  Transfers of Federal funds sold and securities borrowed or purchased under agreements to resell of $1.1 billion from Level 2 to Level 3, driven primarily by transfers of certain collateralized long-dated callable reverse repos (structured reverse repos). The Company has noted that there is more transparency and observability for repo curves (used in the determination of the fair value of structured reverse repos) with a tenor of five years or less; thus, structured reverse repos that are expected to mature beyond the five-year point are generally classified as Level 3. The primary factor driving the change in expected maturities in structured reverse repo transactions is the embedded call option feature that enables the investor (the Company) to elect to terminate the trade early. During the three months ended September 30, 2011, the decrease in interest rates caused the estimated maturity dates of certain structured reverse repos to lengthen to more than five years, resulting in the transfer from Level 2 to Level 3.

  •
  Transfers of Loans of $0.6 billion from Level 2 to Level 3, due to a lack of observable prices for certain loans.

        The following were the significant Level 3 transfers for the period December 31, 2010 to September 30, 2011:

  •
  Transfers of Loans from Level 2 to Level 3 of $0.4 billion, due to a lack of observable prices for certain loans.

        In addition to the Level 3 transfers, the Level 3 roll-forward table above for the period December 31, 2010 to September 30, 2011 included:

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

  •
  Purchases of non-marketable equity securities classified as Investments included approximately $2.8 billion relating to Citi's acquisition of the share capital of Maltby Acquisitions Limited, the holding company that controls EMI Group Ltd., in the first quarter of 2011.

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

        The following table presents the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2012. Differences between this table and amounts presented in the Level 3 fair value roll-forward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

 Valuation Techniques and Inputs for Level 3 Fair Value Measurements

	Fair Value (in millions)	Methodology	Input	Low(1)(2)	High(1)(2)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,677	Cash flow	Interest Rate	0.97%	1.39%
Trading and investment securities
Mortgage-backed securities	$5,872	Price-based	Price	$0.00	$122.69
		Cash flow	Yield	0.00%	27.88%
State and municipal, foreign government, corporate, and other debt securities	$6,661	Price-based	Price	$0.00	$159.63
		Yield Analysis	Yield	0.00%	30.00%
		Internal model	Credit Spread	0 bps	723 bps
		Comparables Analysis	Recovery Rate	0.00%	100.00%
		Cash flow
Equity securities	$1,301	Cash flow	Yield	9.00%	10.00%
		Price-based	Price	$0.00	$650.00
Asset-backed securities	$8,474	Price-based	Price	$0.00	$128.64
		Cash flow	Yield	0.00%	29.72%
			Weighted Average Life (WAL)	2.1 years	24.8 years
Non-marketable equity	$4,784	Price-based	Discount to price	$0.00	$36.00
		Comparables Analysis	Fund NAV	$0.00	$310,794,142
		Cash flow	EBITDA Multiples	4.00	14.50
			Price-to-book ratio	0.9	1.56
			Cost of capital	8.50%	25.00%

Derivatives—Gross(3)
Interest rate contracts (gross)	$4,482	Internal Model	Interest Rate (IR) Volatility	0.10%	100.00%
		Cash flow	Yield	0.05%	3.00%
			Credit Spread	0 bps	750 bps
			Interest Rate	0.00%	13.00%
			Mean Reversion	20.00%	20.00%
Foreign exchange contracts (gross)	$2,052	Internal Model	IR Volatility	0.10%	0.63%
			Foreign Exchange (FX) Volatility	2.00%	51.02%
			IR-FX Correlation	40.00%	60.00%
			FX-Credit Correlation	65.00%	100.00%
			Recovery Rate	20.00%	40.00%
Equity contracts (gross)(4)	$4,747	Internal Model	Equity Volatility	3.86%	113.83%
		Cash flow	Equity Forward	77.00%	111.10%
			Equity-Equity Correlation	10.00%	99.90%
			Equity-IR Correlation	23.50%	49.00%
			Price	$0.00	$36,109.13
Commodity contracts (gross)	$2,694	Internal Model	Forward Price	37.45%	112.13%
			Commodity Correlation	(77.00)%	95.00%
			Commodity Volatility	5.00%	136.00%
Credit derivatives (gross)	$8,618	Internal Model	Price	$0.00	$124.78
		Price-based	Recovery Rate	9.00%	78.00%
			Credit Correlation	5.00%	95.00%
			Credit Spread	0 bps	2,980 bps
			Upfront Points	3.50	100.00
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(3)	$2,668	Comparables Analysis	Price	$100.00	$100.00
		Internal Model	Redemption Rate	30.62%	99.50%

Loans	$4,917	Price-based	Price	$0.44	$103.05
		Yield Analysis	Credit Spread	0 bps	723 bps
		Internal Model	Future Evolution of NAV	$0.00	$100.00
Mortgage servicing rights	$1,920	Cash flow	Yield	0.00%	38.10
			Prepayment Period	2.2 yrs	7.5 yrs

	Fair Value (in millions)	Methodology	Input	Low(1)(2)	High(1)(2)
Liabilities
Interest-bearing deposits	$761	Internal Model	Equity Volatility	11.32%	72.70%
			Forward Price	37.45%	112.13%
			Equity Forward	98.60%	111.10%
			Equity-IR Correlation	23.50%	49.00%
			Equity-Equity Correlation	63.00%	98.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	841	Internal Model	Interest Rate	0.23%	5.18%
Trading account liabilities
Securities sold, not yet purchased	125	Price-based	Price	$0.00	$500.00
		Cash flow	WAL	2.1 years	24.8 years
			Yield	0.00%	21.54%
Short-term borrowings and long-term debt	$6,669	Internal Model	Equity Volatility	12.50%	44.70%
		Price-based	Equity Forward	77.00%	110.10%
		Yield Analysis	IR Volatility	0.10%	0.63%
			Price	$0.44	$103.05
			Equity-Equity Correlation	10.00%	99.90%

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

Sensitivity to Unobservable Inputs and Interrelationships between Unobservable Inputs

        The impact of key unobservable inputs on the Level 3 fair value measurements may not be independent of one another. In addition, the amount and direction of the impact on a fair value measurement for a given change in an unobservable input depends on the nature of the instrument as well as whether the Company holds the instrument as an asset or a liability. For certain instruments, the pricing, hedging, and risk management are sensitive to the correlation between various inputs rather than on the analysis and aggregation of the individual inputs.

        The following section describes the sensitivities and interrelationships of the most significant unobservable inputs used by the Company in Level 3 fair value measurements.

Correlation

        Correlation is a measure of the co-movement between two variables. A variety of correlation-related assumptions are required for a wide range of instruments including equity and credit baskets, foreign-exchange options, CDOs backed by loans or bonds, mortgages, subprime mortgages and many other instruments. For almost all of these instruments, correlations are not observable in the market and must be estimated using historical information. Estimating correlation can be especially difficult where it may vary over time. Extracting correlation information from market data requires significant assumptions regarding the informational efficiency of the market (for example, swaption markets). Changes in correlation levels can have a major impact, favorable or unfavorable, on the value of an instrument, depending on its nature. A change in the default correlation of the fair value of the underlying bonds comprising a CDO structure would affect the fair value of the senior tranche. For example, an increase in the default correlation of the underlying bonds would reduce the fair value of the senior tranche because highly correlated instruments produce larger losses in the event of default and a part of these losses would become attributable to the senior tranche. That same change in default correlation would have a different impact on junior tranches of the same structure.

Volatility

        Volatility represents the speed and severity of market price changes and is a key factor in pricing options. Typically, instruments can become more expensive if volatility increases. For example, as an index becomes more volatile, the cost to Citi of maintaining a given level of exposure increases because more frequent rebalancing of the portfolio is required. Volatility generally depends on the tenor of the underlying instrument and the strike price or level defined in the contract. Volatilities for certain combinations of tenor and strike are not observable. The general relationship between changes in the value of a portfolio to changes in volatility also depends on changes in interest rates and the level of the underlying index. Generally, long option positions (assets) benefit from increases in volatility, whereas short option positions (liabilities) will suffer losses. Some instruments are more sensitive to changes in volatility than others. For example, an at the money option would experience a larger percentage change in its fair value than a deep in the money option. In addition, the fair value of an option with more than one underlying security (for example, an option on a basket of bonds) depends on the volatility of the individual underlying securities as well as their correlations.

Yield

        Adjusted yield is generally used to discount the projected future principal and interest cash flows on instruments, such as asset-backed securities. Adjusted yield is impacted by changes in the interest rate environment and relevant credit spreads.

        Sometimes, the yield of an instrument is not observable in the market and must be estimated from historical data or from yields of similar securities. This estimated yield may need to be adjusted to capture the characteristics of the security being valued. In other situations, the estimated yield may not represent sufficient market liquidity and must be adjusted as well. Whenever the amount of the adjustment is significant to the value of the security, the fair value measurement is classified as Level 3.

Prepayment

        Voluntary unscheduled payments (prepayments) change the future cash flows for the investor and thereby change the fair value of the security. The effect of prepayments is more pronounced for residential mortgage-backed securities. An increase in prepayment—in speed or magnitude—generally creates losses for the holder of these securities. Prepayment is generally negatively correlated with delinquency and interest rate. A combination of low prepayment and high delinquencies amplify each input's negative impact on mortgage securities' valuation. As prepayment speeds change, the weighted average life of the security changes, which impacts the valuation either positively or negatively, depending upon the nature of the security and the direction of the change in the weighted average life.

Recovery

        Recovery is the proportion of the total outstanding balance of a bond or loan that is expected to be collected in a liquidation scenario. For many credit securities (such as asset-backed securities), there is no directly observable market input for recovery, but indications of recovery levels are available from pricing services. The assumed recovery of a security may differ from its actual recovery that will be observable in the future. The recovery rate impacts the valuation of credit securities. Generally, an increase in the recovery rate assumption increases the fair value of the security. An increase in loss severity, the inverse of the recovery rate, reduces the amount of principal available for distribution and as a result, decreases the fair value of the security.

Credit Spread

        Credit spread is a component of the security representing its credit quality. Credit spread reflects the market perception of changes in prepayment, delinquency, and recovery rates, therefore capturing the impact of other variables on the fair value. Changes in credit spread affect the fair value of securities differently depending on the characteristics and maturity profile of the security. For example, credit spread is a more significant driver of the fair value measurement of a high yield bond as compared to an investment grade bond. Generally, the credit spread for an investment grade bond is also more observable and less volatile than its high yield counterpart.

Mean Reversion

        A number of financial instruments require an estimate of the rate at which the interest rate reverts to its long term average. Changes in this estimate can significantly affect the fair value of these instruments. However, sometimes there is insufficient external market data to calibrate this parameter, especially when pricing more complex instruments. The level of mean reversion affects the correlation between short- and long-term interest rates. The fair values of more complex instruments, such as Bermudan swaptions (options with multiple exercise dates) and constant maturity spread options, are more sensitive to the changes in this correlation as compared to less complex instruments, such as caps and floors.

Qualitative Discussion of the Ranges of Significant Unobservable Inputs

        The following section describes the ranges of the most significant unobservable inputs used by the Company in Level 3 fair value measurements. The level of aggregation and the diversity of instruments held by the Company lead to a wide range of unobservable inputs that may not be evenly distributed across the Level 3 inventory.

Correlation

        There are many different types of correlation inputs, for example, credit correlation, cross-asset correlation (such as equity-interest rate correlation), and same-asset correlation (such as interest rate-interest rate correlation). Correlation inputs are generally used to value hybrid and exotic instruments. Generally, same-asset correlation inputs have a narrower range than cross-asset correlation inputs. However, due to the complex and unique nature of these instruments, the ranges for correlation inputs can vary widely across portfolios.

Volatility

        Similar to correlation, asset-specific volatility inputs vary widely by asset type. For example, ranges for foreign exchange volatility are generally lower and narrower than equity volatility. Equity volatilities are wider due to the nature of the equities market and the terms of certain exotic instruments. For most instruments, the interest rate volatility input is on the lower end of the range; however, for certain structured or exotic instruments (such as market-linked deposits or exotic interest rate derivatives) the range is much wider.

Yield

        Ranges for the yield inputs vary significantly depending upon the type of security. For example, securities that typically have lower yields, such as municipal bonds, will fall on the lower end of the range, while more illiquid securities or securities with lower credit quality, such as certain residual tranche asset-backed securities, will have much higher yield inputs.

Credit Spread

        Credit spread is relevant primarily for fixed income and credit instruments; however, the ranges for the credit spread input can vary across instruments. For example, certain fixed income instruments, such as certificates of deposit, typically have lower credit spreads, whereas certain derivative instruments with high-risk counterparties are typically subject to higher credit spreads when they are uncollateralized or have a longer tenor. Other instruments, such as credit default swaps, also have credit spreads that vary with the attributes of the underlying obligor. Stronger companies have tighter credit spreads, and weaker companies have wider credit spreads.

Price

        The price input is relevant for both fixed income and equity instruments. Generally, for fixed income instruments, the price input ranges from zero to 100. Relatively illiquid assets that have experienced significant losses since issuance, such as certain asset-backed securities, are at the lower end of the range, whereas most investment grade corporate bonds will fall in the middle to the higher end of the range. For certain structured debt securities with embedded derivatives, the price input may be above 100 to reflect the unique terms of the instrument. For equity securities, the range of price inputs varies depending on the nature of the position, the number of shares outstanding and other factors.

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

        The following table presents the carrying amounts of all assets that were still held as of September 30, 2012 and December 31, 2011, and for which a nonrecurring fair value measurement was recorded during the nine and twelve months then ended:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2012
Loans held-for-sale	$1,853	$637	$1,216
Other real estate owned	207	44	163
Loans(1)	5,296	4,830	466
Other assets(2)	4,725	4,725	—

Total assets at fair value on a nonrecurring basis	$12,081	$10,236	$1,845

(1)
Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

(2)
Represents Citi's remaining 35% investment in the Morgan Stanley Smith Barney joint venture whose carrying amount is the agreed purchase price. See Note 11 to the Consolidated Financial Statements.

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

        Where the fair value of the related collateral is based on an unadjusted appraised value, the loan is generally classified as Level 2. Where significant adjustments are made to the appraised value, the loan is classified as Level 3. Additionally, for corporate loans, appraisals of the collateral are often based on sales of similar assets; however, because the prices of similar assets require significant adjustments to reflect the unique features of the underlying collateral, these fair value measurements are generally classified as Level 3.

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements

        The following table presents the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of September 30, 2012:

In millions of dollars	Fair Value	Methodology	Input	Low	High
Loans held-for-sale	$1,216	Price-based	Price	$38.96	$100.00
		Cash flow	Yield	15.00%	15.00%
Other real estate owned	154	Price-based	Discount to price	$11.00	$40.00
			Price(1)	$0.00	$18,604,507
Loans(2)	466	Price-based	Discount to price	$25.00	$34.00
		Recovery Analysis	Recovery Rate	0.00%	100.00%

(1)
Prices for other real estate owned are based on appraised values.

(2)
Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral, including primarily real-estate secured loans.

Nonrecurring Fair Value Changes

        The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2012 and 2011:

In millions of dollars	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2012
Loans held-for-sale	$(12)	$(11)
Other real estate owned	(7)	(22)
Loans(1)	(957)	(1,461)
Other assets(2)	(3,340)	(3,340)

Total nonrecurring fair value gains (losses)	$(4,316)	$(4,834)

(1)
Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

(2)
Third quarter of 2012 includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi's remaining 35% interest in the Morgan Stanley Smith Barney joint venture. See Note 11 to the Consolidated Financial Statements.

In millions of dollars	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2011
Loans held-for-sale	$(114)	$(215)
Other real estate owned	(56)	(74)
Loans(1)	(376)	(855)

Total nonrecurring fair value gains (losses)	$(546)	$(1,144)

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

	September 30, 2012		Estimated fair value
In billions of dollars	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Assets
Investments	$19.0	$19.3	$2.9	$14.8	$1.6
Federal funds sold and securities borrowed or purchased under agreements to resell	111.0	111.0	—	103.3	7.7
Loans(1)(2)	624.4	614.0	—	5.0	609.0
Other financial assets(2)(3)	266.5	266.5	9.5	195.0	62.0

Liabilities
Deposits	$942.8	$941.3	$—	$767.7	$173.6
Federal funds purchased and securities loaned or sold under agreements to repurchase	100.9	100.9	—	100.8	0.1
Long-term debt	244.5	247.2	—	198.9	48.3
Other financial liabilities(4)	136.6	136.6	—	28.6	108.0

	December 31, 2011
In billions of dollars	Carrying value	Estimated fair value
Assets
Investments	$19.4	$18.4
Federal funds sold and securities borrowed or purchased under agreements to resell	133.0	133.0
Loans(1)(2)	609.3	598.7
Other financial assets(2)(3)	245.7	245.7

Liabilities
Deposits	$864.6	$864.5
Federal funds purchased and securities loaned or sold under agreements to repurchase	100.7	100.7
Long-term debt	299.3	289.7
Other financial liabilities(4)	141.1	141.1

(1)
The carrying value of loans is net of the Allowance for loan losses of $25.9 billion for September 30, 2012 and $30.1 billion for December 31, 2011. In addition, the carrying values exclude $2.7 billion and $2.5 billion of lease finance receivables at September 30, 2012 and December 31, 2011, respectively.

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

        The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $10.4 billion and by $10.6 billion at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the carrying values, net of allowances, exceeded the estimated fair values by $8.7 billion and $1.7 billion for Consumer loans and Corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at September 30, 2012 and December 31, 2011 were liabilities of $6.2 billion and $4.7 billion, respectively, which are substantially fair valued at Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

        The following table presents, as of September 30, 2012 and December 31, 2011, the fair value of those positions selected for fair value accounting, as well as the changes in fair value gains and losses for the nine months ended September 30, 2012 and 2011:

	Fair value at		Changes in fair value gains (losses) for the nine months ended September 30,
In millions of dollars	September 30, 2012	December 31, 2011	2012	2011
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed(1)	$166,506	$142,862	$(192)	$(23)
Trading account assets	12,317	14,179	934	(1,030)
Investments	488	526	(39)	243
Loans
Certain Corporate loans(2)	4,103	3,939	100	78
Certain Consumer loans(2)	1,256	1,326	(78)	(280)

Total loans	$5,359	$5,265	$22	$(202)

Other assets
MSRs	$1,920	$2,569	$(462)	$(1,426)
Certain mortgage loans held for sale	4,174	6,213	281	158
Certain equity method investments	46	47	(1)	(11)

Total other assets	$6,140	$8,829	$(182)	$(1,279)

Total assets	$190,810	$171,661	$543	$(2,291)

Liabilities
Interest-bearing deposits	$1,864	$1,326	$(109)	$55
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned(1)	123,459	97,712	40	(106)
Trading account liabilities	1,852	1,763	(140)	604
Short-term borrowings	761	1,354	42	194
Long-term debt	27,336	24,172	(1,811)	2,501

Total liabilities	$155,272	$126,327	$(1,978)	$3,248

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(2)
Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 167 on January 1, 2010.

 Own Debt Valuation Adjustments for Structured Debt

        Own debt valuation adjustments are recognized on Citi's debt liabilities for which the fair value option has been elected using Citi's credit spreads observed in the bond market. The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a loss of $560 million and a gain of $1,606 million for the three months ended September 30, 2012 and 2011, respectively, and a loss of $1,552 million and a gain of $1,734 million for the nine months ended September 30, 2012 and 2011, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

        There was no notional amount of these unfunded letters of credit at September 30, 2012 and $0.6 billion at December 31, 2011. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at September 30, 2012 and December 31, 2011.

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

        The following table provides information about certain credit products carried at fair value at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$12,263	$3,927	$14,150	$3,735
Aggregate unpaid principal balance in excess of (less than) fair value	(8)	(51)	540	(54)
Balance of non-accrual loans or loans more than 90 days past due	105	—	134	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	43	—	43	—

        In addition to the amounts reported above, $1,745 million and $648 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2012 and December 31, 2011, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2012 and 2011 due to instrument-specific credit risk totaled to a gain of $46 million and $55 million, respectively.

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

        The following table provides information about certain mortgage loans HFS carried at fair value at September 30, 2012 and December 31, 2011:

In millions of dollars	September 30, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$4,174	$6,213
Aggregate fair value in excess of unpaid principal balance	302	274
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. There was no change in fair value during the nine months ended September 30, 2012 due to instrument-specific credit risk. The change in fair value during the nine months ended September 30, 2011 due to instrument-specific credit risk resulted in a loss of $0.2 million. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $78 million and $280 million for the nine months ended September 30, 2012 and 2011, respectively.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $894 million and $984 million as of September 30, 2012 and December 31, 2011, respectively.

        The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$170	$1,219	$198	$1,292
Aggregate unpaid principal balance in excess of fair value	355	326	394	436
Balance of non-accrual loans or loans more than 90 days past due	33	120	23	86
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	37	114	42	120

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

        The following table provides information about long-term debt carried at fair value, excluding the debt issued by the consolidated VIEs, at September 30, 2012 and December 31, 2011:

In millions of dollars	September 30, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$25,942	$22,614
Aggregate unpaid principal balance in excess of (less than) fair value	(3,884)	1,680

        The following table provides information about short-term borrowings carried at fair value at September 30, 2012 and December 31, 2011:

In millions of dollars	September 30, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$761	$1,354
Aggregate unpaid principal balance in excess of (less than) fair value	(187)	49

21.   GUARANTEES AND COMMITMENTS

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. For certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee.

        In addition, the guarantor must disclose the maximum potential amount of future payments the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees. The following tables present information about the Company's guarantees at September 30, 2012 and December 31, 2011:

	Maximum potential amount of future payments
In billions of dollars at September 30, 2012 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions)
Financial standby letters of credit	$22.6	$77.2	$99.8	$481.4
Performance guarantees	7.2	5.2	12.4	42.2
Derivative instruments considered to be guarantees	13.7	8.7	22.4	1,725.8
Loans sold with recourse	—	0.4	0.4	90.4
Securities lending indemnifications(1)	86.7	—	86.7	—
Credit card merchant processing(1)	70.3	—	70.3	—
Custody indemnifications and other	—	29.0	29.0	36.2

Total	$200.5	$120.5	$321.0	$2,376.0

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

Derivative instruments considered to be guarantees

        Derivatives are financial instruments whose cash flows are based on a notional amount and an underlying instrument, where there is little or no initial investment, and whose terms require or permit net settlement. Derivatives may be used for a variety of reasons, including risk management, or to enhance returns. Financial institutions often act as intermediaries for their clients, helping clients reduce their risks. However, derivatives may also be used to take a risk position.

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

        In addition to the amounts shown in the tables above, the repurchase reserve for Citigroup residential mortgages representations and warranties was $1,516 million and $1,188 million at September 30, 2012 and December 31, 2011, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

Repurchase Reserve—Whole Loan Sales

        The repurchase reserve estimation process for potential residential mortgage whole loan representation and warranty claims is subject to various assumptions. The assumptions used to calculate this repurchase reserve include numerous estimates and judgments and thus contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts. As of September 30, 2012, the most significant assumptions used to calculate the reserve levels are:

  •
  correlation between loan characteristics and repurchase claims;

  •
  claims appeal success rates; and

  •
  estimated loss per repurchase or make-whole payment.

        As referenced above, the repurchase reserve estimation process for potential whole loan representation and warranty claims relies on various assumptions that involve numerous estimates and judgments, including with respect to certain future events, and thus entails inherent uncertainty. As of September 30, 2012, Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued could be up to $0.6 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management's judgment regarding reasonably possible adverse changes to those assumptions. Citi's estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

Repurchase Reserve—Private-Label Securitizations

        The pace at which Citi has received repurchase claims for breaches of representations and warranties on its private-label securitizations remains volatile and has continued to increase. To date, the Company has received actual repurchase claims for breaches of representations and warranties related to private-label securitizations at a sporadic and unpredictable rate, and most of the claims received are not yet resolved. Thus, Citi cannot estimate probable future repurchases from such private-label securitizations. Rather, at the present time, Citi views repurchase claims related to private-label securitizations as episodic, such that repurchase reserves are currently expected to be recorded principally on the basis of estimated losses arising from actual claims received, rather than predictions regarding claims estimated to be received or paid in the future.

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

        The Company's maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge back transactions at any given time. At September 30, 2012 and December 31, 2011, this maximum potential exposure was estimated to be $70 billion.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At September 30, 2012 and December 31, 2011, the losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other guarantees and indemnifications

Credit Card Protection Programs

        The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2012 and December 31, 2011, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

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

Value-Transfer Networks

        The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member's default on its obligations. The Company's potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN's funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. We believe the risk of loss is remote given historical experience with the VTNs. Accordingly, the Company's participation in VTNs is not reported in the Company's guarantees tables above and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2012 or December 31, 2011 for potential obligations that could arise from the Company's involvement with VTN associations.

Long-Term Care Insurance Indemnification

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $4.9 billion at September 30, 2012 and $4.4 billion at December 31, 2011) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of September 30, 2012 related to this indemnification. However, Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications

        At September 30, 2012 and December 31, 2011, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $2.4 billion and $2.6 billion, respectively. The carrying value of derivative instruments is included in either Trading liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at September 30, 2012 and December 31, 2011, Other liabilities on the Consolidated Balance Sheet include an allowance for credit losses of $1,063 million and $1,136 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $39 billion and $35 billion at September 30, 2012 and December 31, 2011, respectively. Securities and other marketable assets held as collateral amounted to $56 billion and $65 billion at September 30, 2012 and December 31, 2011, respectively, the majority of which collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $2.3 billion and $1.5 billion at September 30, 2012 and December 31, 2011, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of September 30, 2012 and December 31, 2011. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of September 30, 2012	Investment grade	Non-investment Grade	Not rated	Total
Financial standby letters of credit	$79.2	$11.2	$9.4	$99.8
Performance guarantees	7.1	3.3	2.0	12.4
Derivative instruments deemed to be guarantees	—	—	22.4	22.4
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	86.7	86.7
Credit card merchant processing	—	—	70.3	70.3
Custody indemnifications and other	29.0	—	—	29.0

Total	$115.3	$14.5	$191.2	$321.0

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2011	Investment grade	Non-investment Grade	Not rated	Total
Financial standby letters of credit	$79.3	$17.2	$8.2	$104.7
Performance guarantees	6.9	3.2	2.2	12.3
Derivative instruments deemed to be guarantees	—	—	15.2	15.2
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	90.9	90.9
Credit card merchant processing	—	—	70.2	70.2
Custody indemnifications and other	40.0	—	—	40.0

Total	$126.2	$20.4	$187.1	$333.7

 Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of September 30, 2012 and December 31, 2011:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2012	December 31, 2011
Commercial and similar letters of credit	$1,455	$6,522	$7,977	$8,910
One- to four-family residential mortgages	3,073	1,438	4,511	3,504
Revolving open-end loans secured by one- to four-family residential properties	15,249	2,988	18,237	19,326
Commercial real estate, construction and land development	1,625	889	2,514	1,968
Credit card lines	490,618	135,149	625,767	653,985
Commercial and other consumer loan commitments	145,004	88,645	233,649	224,109
Other commitments and contingencies	1,041	683	1,724	3,201

Total	$658,065	$236,314	$894,379	$915,003

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $61 billion and $65 billion with an original maturity of less than one year at September 30, 2012 and December 31, 2011, respectively.

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

22.   CONTINGENCIES

        The following information supplements and amends, as applicable, the disclosures in Note 29 to the Consolidated Financial Statements of Citigroup's 2011 Annual Report on Form 10-K and Note 22 to the Consolidated Financial Statements of Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012. For purposes of this Note, Citigroup and its affiliates and subsidiaries, as well as their current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.

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

        If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At September 30, 2012, Citigroup's estimate was materially unchanged from its estimate of approximately $4 billion at December 31, 2011, as more fully described in Note 29 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K.

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

Mortgage-Related Litigation and Other Matters

        Securities Actions:    On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties' settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013. Additional information relating to this action is publicly available in court filings under the docket number 07 Civ. 9901 (S.D.N.Y.) (Stein, J.).

        On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup and Related Parties on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION. Additional information relating to this action is publicly available in court filings under the docket number 12 Civ. 6653 (S.D.N.Y.) (Stein, J.).

        ERISA Matters:    On October 15, 2012, the United States Supreme Court denied plaintiffs-appellants' petition for a writ of certiorari seeking review of the United States Court of Appeals for the Second Circuit's decision affirming the district court's dismissal of plaintiffs' complaint in GRAY v. CITIGROUP INC. Additional information relating to this action is publicly available in court filings under the docket numbers 07 Civ. 9790 (S.D.N.Y.) (Stein, J.), 09-3804-cv (2d Cir.), and No. 11-1531 (S. Ct.).

        Beginning on October 28, 2011, several putative class actions were filed in the United States District Court for the Southern District of New York by current or former Citigroup employees asserting claims under ERISA against Citigroup and Related Parties alleged to have served as ERISA plan fiduciaries from 2008 to 2009. On July 27, 2012, these actions were consolidated under the caption IN RE CITIGROUP ERISA LITIGATION II, and on September 14, 2012, plaintiffs filed a consolidated complaint. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 7672 (S.D.N.Y.) (Koeltl, J.).

        Mortgage-Backed Securities and CDO Investor Actions and Repurchase Claims:    On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including Citigroup Global Markets Inc. (CGMI), asserting disclosure claims arising out of purchases of RMBS. Additional information relating to this action is publicly available in court filings under the docket number 12 Civ. 01841 (D. Minn.) (Montgomery, J.).

        On July 27, 2012, Royal Park Investments SA/NV filed a summons with notice in New York Supreme Court against various defendants, including Citigroup and Related Parties, asserting disclosure claims arising out of purchases of RMBS. Additional information relating to this action is publicly available in court filings under the docket number 652607/2012 (N.Y. Sup. Ct.).

        On August 10, 2012, the Federal Deposit Insurance Corporation filed complaints in the Alabama Circuit Court of Montgomery County and the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup and Related Parties, asserting disclosure claims arising out of RMBS purchases by a failed bank for which the FDIC is acting as receiver. Additional information relating to these actions is publicly available in court filings under the docket numbers 12 Civ. 6911 (C.D. Cal.) (Pfaelzer, J.), 12 Civ. 6166 (S.D.N.Y.) (Stanton, J.), 12 Civ. 0790 (M.D. Al.) (Watkins, C.J.), 12 Civ. 0784 (M.D. Al.) (Watkins, C.J.), 12 Civ. 0791 (M.D. Al.) (Watkins, C.J.), and MDL No. 2265 (C.D. Cal.).

        On August 14, 2012, a motions panel of the United States Court of Appeals for the Second Circuit granted defendants' motion for leave to appeal from the district court's denial of defendants' motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. Additional information relating to these actions is publicly available in court filings under the docket numbers 11 Civ. 5201, 6188, 6196 and 7010 (S.D.N.Y.) (Cote, J.) and 12-2547-cv (2d Cir.).

        On September 5, 2012, IKB International S.A. and IKB Deutsche Industriebank AG filed a summons with notice in New York Supreme Court against Citigroup and Related Parties. Additional information relating to this action is publicly available in court filings under the docket number 653100/2012 (N.Y. Sup. Ct.).

        On September 19, 2012, the Illinois state court denied defendants' motions to dismiss in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA FUNDING CORP., ET AL. Additional information relating to this action is publicly available in court filings under docket number 10-CH-45033 (Ill. Cir. Ct.) (Pantle, J.).

        On September 28, 2012, the Massachusetts state court denied in part and granted in part defendants' motion to dismiss in CAMBRIDGE PLACE INVESTMENT MANAGEMENT, INC. v. MORGAN STANLEY & CO., INC., ET AL. Additional information relating to this action is publicly available in court filings under the docket numbers 10-2741-BLS1 (Mass. Super. Ct.) (Billings, J.) and 11-0555-BLS1 (Mass. Super. Ct.) (Billings, J.).

        On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs' amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs' motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGMI is one of the underwriter defendants. Additional information relating to this action is publicly available in court filings under the docket number 08 CV 8781 (S.D.N.Y.) (Baer, J.).

Interbank Offered Rates-Related Litigation and Other Matters

        In connection with the investigations and inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates, certain Citigroup subsidiaries have received additional requests for information and documents from various domestic and overseas regulators and enforcement agencies, including the Monetary Authority of Singapore and a consortium of state Attorneys General. Citigroup continues to cooperate with the inquiries and investigations and respond to the requests.

        Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, appearing under docket number 1:11-md-2262 (S.D.N.Y.). Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) over-the-counter (OTC) purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

        Citigroup and Citibank, N.A., along with other defendants, have moved to dismiss all of the above actions that were consolidated into the MDL proceeding as of June 29, 2012. Briefing on the motion to dismiss was completed on September

27, 2012. Judge Buchwald has stayed all subsequently filed actions that fall within the scope of the MDL until she resolves the motion to dismiss. Citigroup and/or Citibank, N.A. are named in five such stayed actions.

        The stayed actions include two similar lawsuits filed on behalf of putative classes of community and other banks, savings and loans institutions and credit unions that allegedly suffered losses on loans they made at interest rates tied to USD LIBOR and a further lawsuit filed on behalf of a putative class of persons and entities who purchased derivative instruments tied to USD LIBOR from certain third party commercial banks and insurance companies. Additional information relating to these actions is publicly available in court filings under docket numbers 1:12-cv-4205 (S.D.N.Y.) (Buchwald, J.), 1:12-cv—5723 (S.D.N.Y.) (Buchwald, J.) and 1:12-cv-5822 (S.D.N.Y.) (Buchwald, J.).

        In addition, on August 8, 2012, a new putative class action captioned LIEBERMAN ET AL. V. CREDIT SUISSE GROUP AG was filed in the Southern District of New York against various USD LIBOR panel banks, including Citibank, on behalf of purchasers who owned a preferred equity security on which dividends were payable at a rate linked to USD LIBOR. Plaintiffs in this action assert unjust enrichment and antitrust claims under the laws of various states, alleging that the panel banks colluded to artificially suppress USD LIBOR, thereby lowering the dividends plaintiffs received on their securities. On October 4, 2012, another new putative class action captioned ADAMS ET AL. V. BANK OF AMERICA CORP. was filed in the Southern District of New York against various USD LIBOR panel banks and their affiliates, including Citigroup and Citibank, N.A., on behalf of a putative class of individual adjustable rate mortgage borrowers. Plaintiffs allege that the panel banks manipulated USD LIBOR to raise rates on certain dates in order to increase plaintiffs' payment obligations, in violation of federal and New York state antitrust law. The plaintiffs in these actions seek compensatory damages, treble damages, and injunctive relief. Judge Buchwald has consolidated these cases into the MDL proceeding. Additional information relating to these actions is publicly available in court filings under docket numbers 1:12-cv-6056 (S.D.N.Y.) (Buchwald, J.) and 1:12-cv-7461 (S.D.N.Y.) (Buchwald, J).

        In addition, on April 30, 2012, an action was filed in the same court on behalf of a putative class of persons and entities who transacted in exchange-traded Euroyen futures and option contracts between June 2006 and September 2010. This action, captioned LAYDON V. MIZUHO BANK LTD. ET AL., is not part of the MDL. The complaint names as defendants banks that are or were members of the panels making submissions used in the calculation of Japanese Yen LIBOR and the Tokyo Inter-Bank Offered Rate (TIBOR), and certain affiliates of some of those banks, including Citibank, N.A. and Citibank, Japan Ltd. The complaint alleges that the plaintiffs were injured as a result of purported manipulation of those reference interest rates, and asserts claims arising under the Commodity Exchange Act, the Sherman Act, and state consumer protection statutes. Plaintiffs seek compensatory damages, treble damages under the Sherman Act, and injunctive relief. Judge Daniels has issued an order directing the plaintiffs to file an amended complaint by November 30, 2012. Additional information relating to this action is publicly available in court filings under the docket number 12-cv-3419 (S.D.N.Y.) (Daniels, J.).

KIKOs

        As of September 30, 2012, 85 civil lawsuits had been filed in district courts by small and medium-size export businesses against a Citigroup subsidiary (CKI). To date, 82 cases have been decided at the district court level, and CKI has prevailed in 64 of those decisions. In the other 18 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $28.8 million.

        Of the 82 cases decided at the district court level, 60 have been appealed to the high court, including the 18 in which an adverse decision was rendered against CKI in the district court. Of the eight appeals decided at high court level, CKI prevailed in four cases, and in the other four plaintiffs were awarded partial damages, which increased the aggregate damages awarded against CKI by a further $8.5 million. CKI is appealing the four adverse decisions to the Supreme Court.

Tribune Company Bankruptcy

        On July 23, 2012, the United States Bankruptcy Court for the District of Delaware confirmed the fourth amended plan of reorganization. Certain parties are appealing that decision. Additional information relating to this action is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.) and 12 Civ. 01072, 01073, 00128, 01106 and 01100 (D. Del.) (Sleet, C.J.).

Interchange Litigation

        On October 19, 2012, the class plaintiffs in the putative class actions filed the parties' settlement agreement with the court as part of a motion for preliminary approval of the settlement. A preliminary approval hearing has been scheduled for November 9, 2012. Visa and MasterCard also entered into a settlement agreement with the merchants that filed individual, non-class actions. While Citigroup and Related Parties are not parties to the individual merchant non-class settlement agreement, they are contributing to that settlement, and the agreement provides for a release of claims against Citigroup and Related Parties.

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

Other Citigroup Subsidiaries and consolidating adjustments

        Includes all other subsidiaries of Citigroup, intercompany eliminations, income (loss) from discontinued operations, Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.

        During the third quarter of 2012, Citi de-registered the public debt of Citigroup Global Markets Holdings Inc. (CGMHI), CitiFinancial Credit Company (CCC) and Associates First Capital Corporation (AFCC) pursuant to Section 15 of the Securities and Exchange Act of 1934. The public debt of each of CGMHI, CCC and AFCC continues to be guaranteed by Citigroup Inc. However, as a result of the deregistration of the public debt of these entities, they are no longer required to be included in the Condensed Consolidating Financial Statement Schedules of Citi's Annual and Quarterly Reports filed with the U.S. Securities and Exchange Commission.

 Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2012
In millions of dollars	Citigroup parent company	CFI	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,800	$—	$(2,800)	$—
Interest revenue	4	22	16,908	16,934
Interest revenue—intercompany	767	252	(1,019)	—
Interest expense	1,678	252	3,091	5,021
Interest expense—intercompany	(100)	(47)	147	—

Net interest revenue	$(807)	$69	$12,651	$11,913

Commissions and fees	$—	$—	$3,304	$3,304
Commissions and fees—intercompany	—	—	—	—
Principal transactions	62	(972)	1,886	976
Principal transactions—intercompany	9	542	(551)	—
Other income	(642)	50	(1,650)	(2,242)
Other income—intercompany	762	(121)	(641)	—

Total non-interest revenues	$191	$(501)	$2,348	$2,038

Total revenues, net of interest expense	$2,184	$(432)	$12,199	$13,951

Provisions for credit losses and for benefits and claims	$—	$—	$2,695	$2,695

Expenses
Compensation and benefits	$32	$—	$6,100	$6,132
Compensation and benefits—intercompany	2	—	(2)	—
Other expense	239	—	5,849	6,088
Other expense—intercompany	40	1	(41)	—

Total operating expenses	$313	$1	$11,906	$12,220

Income (loss) before taxes and equity in undistributed income of subsidiaries	$1,871	$(433)	$(2,402)	$(964)
Provision (benefit) for income taxes	(975)	(161)	(352)	(1,488)
Equity in undistributed income of subsidiaries	(2,378)	—	2,378	—

Income (loss) from continuing operations	$468	$(272)	$328	$524
Income (loss) from discontinued operations, net of taxes	—	—	(31)	(31)

Net income (loss) before attribution of noncontrolling interests	$468	$(272)	$297	$493
Net income (loss) attributable to noncontrolling interests	—	—	25	25

Net income (loss) after attribution of noncontrolling interests	$468	$(272)	$272	$468

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$468	$(272)	$297	$493
Citigroup's other comprehensive income (loss)	2,183	—	—	2,183
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	48	48

Total comprehensive income (loss) before attribution of noncontrolling interests	$2,651	$(272)	$345	$2,724

Total comprehensive income (loss) attributable to noncontrolling interests	—	—	73	73

Citigroup's comprehensive income (loss)	$2,651	$(272)	$272	$2,651

 Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended September 30, 2011
In millions of dollars	Citigroup parent company	CFI	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,200	$—	$(3,200)	$—
Interest revenue	50	—	18,095	18,145
Interest revenue—intercompany	827	661	(1,488)	—
Interest expense	2,006	558	3,467	6,031
Interest expense—intercompany	(120)	(16)	136	—

Net interest revenue	$(1,009)	$119	$13,004	$12,114

Commissions and fees	$—	$—	$3,043	$3,043
Commissions and fees—intercompany	—	—	—	—
Principal transactions	(44)	1,534	613	2,103
Principal transactions—intercompany	—	(740)	740	—
Other income	(3,405)	(84)	7,060	3,571
Other income—intercompany	3,823	156	(3,979)	—

Total non-interest revenues	$374	$866	$7,477	$8,717

Total revenues, net of interest expense	$2,565	$985	$17,281	$20,831

Provisions for credit losses and for benefits and claims	$—	$—	$3,351	$3,351

Expenses
Compensation and benefits	$(15)	$—	$6,238	$6,223
Compensation and benefits—intercompany	1	—	(1)	—
Other expense	176	—	6,061	6,237
Other expense—intercompany	100	5	(105)	—

Total operating expenses	$262	$5	$12,193	$12,460

Income (loss) before taxes and equity in undistributed income of subsidiaries	$2,303	$980	$1,737	$5,020
Provision (benefit) for income taxes	(300)	395	1,183	1,278
Equity in undistributed income of subsidiaries	1,168	—	(1,168)	—

Income (loss) from continuing operations	$3,771	$585	$(614)	$3,742
Income (loss) from discontinued operations, net of taxes	—	—	1	1

Net income (loss) before attribution of noncontrolling interests	$3,771	$585	$(613)	$3,743
Net income (loss) attributable to noncontrolling interests	—	—	(28)	(28)

Net income (loss) after attribution of noncontrolling interests	$3,771	$585	$(585)	$3,771

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$3,771	$585	$(613)	$3,743
Citigroup's other comprehensive income (loss)	(4,822)	—	—	(4,822)
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(115)	(115)

Total comprehensive income (loss) before attribution of noncontrolling interests	$(1,051)	$585	$(728)	$(1,194)

Total comprehensive income (loss) attributable to noncontrolling interests	—	—	(143)	(143)

Citigroup's comprehensive income (loss)	$(1,051)	$585	$(585)	$(1,051)

 Condensed Consolidating Statements of Income and Comprehensive Income

	Nine Months Ended September 30, 2012
In millions of dollars	Citigroup parent company	CFI	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Citigroup consolidated
Revenues
Dividends from subsidiaries	$7,680	$—	$(7,680)	$—
Interest revenue	122	36	51,202	51,360
Interest revenue—intercompany	2,515	884	(3,399)	—
Interest expense	5,440	893	9,574	15,907
Interest expense—intercompany	(328)	(350)	678	—

Net interest revenue	$(2,475)	$377	$37,551	$35,453

Commissions and fees	$—	$—	$9,521	$9,521
Commissions and fees—intercompany	—	—	—	—
Principal transactions	84	(1,869)	6,332	4,547
Principal transactions—intercompany	15	772	(787)	—
Other income	(138)	54	2,562	2,478
Other income—intercompany	499	(189)	(310)	—

Total non-interest revenues	$460	$(1,232)	$17,318	$16,546

Total revenues, net of interest expense	$5,665	$(855)	$47,189	$51,999

Provisions for credit losses and for benefits and claims	$—	$—	$8,520	$8,520

Expenses
Compensation and benefits	$86	$—	$18,558	$18,644
Compensation and benefits—intercompany	6	—	(6)	—
Other expense	839	1	17,189	18,029
Other expense—intercompany	223	3	(226)	—

Total operating expenses	$1,154	$4	$35,515	$36,673

Income (loss) before taxes and equity in undistributed income of subsidiaries	$4,511	$(859)	$3,154	$6,806
Provision (benefit) for income taxes	(1,224)	(324)	1,781	233
Equity in undistributed income of subsidiaries	610	—	(610)	—

Income (loss) from continuing operations	$6,345	$(535)	$763	$6,573
Income (loss) from discontinued operations, net of taxes	—	—	(37)	(37)

Net income (loss) before attribution of noncontrolling interests	$6,345	$(535)	$726	$6,536
Net income (loss) attributable to noncontrolling interests	—	—	191	191

Net income (loss) after attribution of noncontrolling interests	$6,345	$(535)	$535	$6,345

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$6,345	$(535)	$726	$6,536
Citigroup's other comprehensive income (loss)	2,222	—	—	2,222
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	59	59

Total comprehensive income (loss) before attribution of noncontrolling interests	$8,567	$(535)	$785	$8,817

Total comprehensive income (loss) attributable to noncontrolling interests	—	—	250	250

Citigroup's comprehensive income (loss)	$8,567	$(535)	$535	$8,567

 Condensed Consolidating Statements of Income and Comprehensive Income

	Nine Months Ended September 30, 2011
In millions of dollars	Citigroup Parent company	CFI	Other Citigroup subsidiaries, eliminations and income from discontinued operations	Citigroup consolidated
Revenues
Dividends from subsidiaries	$10,370	$—	$(10,370)	$—
Interest revenue	155	—	54,731	54,886
Interest revenue—intercompany	2,590	1,854	(4,444)	—
Interest expense	6,164	1,595	10,763	18,522
Interest expense—intercompany	(401)	285	116	—

Net interest revenue	$(3,018)	$(26)	$39,408	$36,364

Commissions and fees	$—	$—	$9,968	$9,968
Commissions and fees—intercompany	—	—	—	—
Principal transactions	9	1,997	5,880	7,886
Principal transactions—intercompany	1	(1,031)	1,030	—
Other income	(4,823)	(73)	11,857	6,961
Other income—intercompany	5,090	64	(5,154)	—

Total non-interest revenues	$277	$957	$23,581	$24,815

Total revenues, net of interest expense	$7,629	$931	$52,619	$61,179

Provisions for credit losses and for benefits and claims	$—	$—	$9,922	$9,922

Expenses
Compensation and benefits	$51	$—	$19,250	$19,301
Compensation and benefits—intercompany	5	—	(5)	—
Other expense	753	1	17,667	18,421
Other expense—intercompany	302	7	(309)	—

Total operating expenses	$1,111	$8	$36,603	$37,722

Income (loss) before taxes and equity in undistributed income of subsidiaries	$6,518	$923	$6,094	$13,535
Provision (benefit) for income taxes	(1,633)	324	4,739	3,430
Equity in undistributed income of subsidiaries	1,960	—	(1,960)	—

Income (loss) from continuing operations	$10,111	$599	$(605)	$10,105
Income (loss) from discontinued operations, net of taxes	—	—	112	112

Net income (loss) before attribution of noncontrolling interests	$10,111	$599	$(493)	$10,217
Net income (loss) attributable to noncontrolling interests	—	—	106	106

Net income (loss) after attribution of noncontrolling interests	$10,111	$599	$(599)	$10,111

Comprehensive income (loss)
Net income (loss) before attribution of noncontrolling interests	$10,111	$599	$(493)	$10,217
Citigroup's other comprehensive income (loss)	(767)	—	—	(767)
Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(62)	(62)

Total comprehensive income (loss) before attribution of noncontrolling interests	$9,344	$599	$(555)	$9,388

Total comprehensive income (loss) attributable to noncontrolling interests	—	—	44	44

Citigroup's comprehensive income (loss)	$9,344	$599	$(599)	$9,344

 Condensed Consolidating Balance Sheet

	September 30, 2012
In millions of dollars	Citigroup Parent company	CFI	Other Citigroup subsidiaries and eliminations	Citigroup consolidated
Assets
Cash and due from banks	$—	$51	$33,751	$33,802
Cash and due from banks—intercompany	37	25	(62)	—
Federal funds sold and resale agreements	—	—	277,542	277,542
Federal funds sold and resale agreements—intercompany	—	—	—	—
Trading account assets	—	12	315,189	315,201
Trading account assets—intercompany	54	140	(194)	—
Investments	1,788	—	293,686	295,474
Loans, net of unearned income	—	—	658,423	658,423
Loans, net of unearned income—intercompany	—	44,732	(44,732)	—
Allowance for loan losses	—	—	(25,916)	(25,916)

Total loans, net	$—	$44,732	$587,775	$632,507
Advances to subsidiaries	92,434	—	(92,434)	—
Investments in subsidiaries	197,879	—	(197,879)	—
Other assets	23,037	81	353,658	376,776
Other assets—intercompany	61,684	163	(61,847)	—
Assets of discontinued operations held for sale	—	—	44	44

Total assets	$376,913	$45,204	$1,509,229	$1,931,346

Liabilities and equity
Deposits	$—	$—	$944,644	$944,644
Federal funds purchased and securities loaned or sold	—	—	224,370	224,370
Federal funds purchased and securities loaned or sold—intercompany	185	—	(185)	—
Trading account liabilities	—	—	129,990	129,990
Trading account liabilities—intercompany	47	138	(185)	—
Short-term borrowings	16	866	48,282	49,164
Short-term borrowings—intercompany	—	209	(209)	—
Long-term debt	154,333	37,461	80,068	271,862
Long-term debt—intercompany	—	4,767	(4,767)	—
Advances from subsidiaries	19,119	—	(19,119)	—
Other liabilities	5,512	272	116,794	122,578
Other liabilities—intercompany	10,924	43	(10,967)	—
Liabilities of discontinued operations held for sale	—	—	—	—

Total liabilities	$190,136	$43,756	$1,508,716	$1,742,608

Citigroup stockholders' equity	186,777	1,448	(1,448)	186,777
Noncontrolling interests	—	—	1,961	1,961

Total equity	$186,777	$1,448	$513	$188,738

Total liabilities and equity	$376,913	$45,204	$1,509,229	$1,931,346

 Condensed Consolidating Balance Sheet

	December 31, 2011
In millions of dollars	Citigroup Parent company	CFI	Other Citigroup subsidiaries and eliminations	Citigroup consolidated
Assets
Cash and due from banks	$—	$—	$28,701	$28,701
Cash and due from banks—intercompany	3	—	(3)	—
Federal funds sold and resale agreements	—	—	275,849	275,849
Federal funds sold and resale agreements—intercompany	—	—	—	—
Trading account assets	7	18	291,709	291,734
Trading account assets—intercompany	92	269	(361)	—
Investments	37,477	—	255,936	293,413
Loans, net of unearned income	—	—	647,242	647,242
Loans, net of unearned income—intercompany	—	58,039	(58,039)	—
Allowance for loan losses	—	—	(30,115)	(30,115)

Total loans, net	—	$58,039	$559,088	$617,127
Advances to subsidiaries	$108,644	—	(108,644)	—
Investments in subsidiaries	194,979	—	(194,979)	—
Other assets	35,776	367	330,911	367,054
Other assets—intercompany	29,935	3,257	(33,192)	—

Total assets	$406,913	$61,950	$1,405,015	$1,873,878

Liabilities and equity
Deposits	$—	$—	$865,936	$865,936
Federal funds purchased and securities loaned or sold	—	—	198,373	198,373
Federal funds purchased and securities loaned or sold—intercompany	185	—	(185)	—
Trading account liabilities	—	298	125,784	126,082
Trading account liabilities—intercompany	96	90	(186)	—
Short-term borrowings	13	7,133	47,295	54,441
Short-term borrowings—intercompany	—	3,153	(3,153)	—
Long-term debt	181,702	45,081	96,722	323,505
Long-term debt—intercompany	—	2,971	(2,971)	—
Advances from subsidiaries	17,046	—	(17,046)	—
Other liabilities	19,625	889	105,454	125,968
Other liabilities—intercompany	10,440	352	(10,792)	—

Total liabilities	$229,107	$59,967	$1,405,231	$1,694,305

Citigroup stockholders' equity	$177,806	$1,983	$(1,983)	$177,806
Noncontrolling interests	—	—	1,767	1,767

Total equity	$177,806	$1,983	$(216)	$179,573

Total liabilities and equity	$406,913	$61,950	$1,405,015	$1,873,878

 Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2012
In millions of dollars	Citigroup Parent company	CFI	Other Citigroup subsidiaries and eliminations	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$(26,455)	$452	$33,567	$7,564

Cash flows from investing activities of continuing operations
Change in loans	$—	$14,822	$(28,377)	$(13,555)
Proceeds from sales of loans	—	—	4,874	4,874
Purchases of investments	(5,701)	—	(182,865)	(188,566)
Proceeds from sales of investments	37,056	—	77,178	114,234
Proceeds from maturities of investments	4,190	—	76,003	80,193
Changes in investments and advances—intercompany	16,380	—	(16,380)	—
Other investing activities	1	—	(15,244)	(15,243)

Net cash provided by (used in) investing activities of continuing operations	$51,926	$14,822	$(84,811)	$(18,063)

Cash flows from financing activities of continuing operations
Dividends paid	$(104)	$—	$—	$(104)
Treasury stock acquired	(4)	—	—	(4)
Proceeds/(repayments) from issuance of long-term debt—third-party, net	(27,224)	(7,978)	(22,725)	(57,927)
Proceeds/(repayments) from issuance of long-term debt—intercompany, net	—	1,930	(1,930)	—
Change in deposits	—	—	78,708	78,708
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	(6,329)	1,302	(5,027)
Net change in short-term borrowings and other advances—intercompany	2,089	(2,888)	799	—
Capital contributions from parent	—	—	—	—
Other financing activities	(194)	67	(67)	(194)

Net cash (used in) provided by financing activities of continuing operations	$(25,437)	$(15,198)	$56,087	$15,452

Effect of exchange rate changes on cash and due from banks	$—	$—	$148	$148
Net cash provided by (used in) discontinued operations	$—	$—	$—	$—

Net increase (decrease) in cash and due from banks	$34	$76	$4,991	$5,101
Cash and due from banks at beginning of period	3	—	28,698	28,701

Cash and due from banks at end of period	$37	$76	$33,689	$33,802

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for
Income taxes	$40	$56	$2,486	$2,582
Interest	5,981	861	8,343	15,185
Non-cash investing activities
Transfers to repossessed assets	$—	$—	$391	$391

 Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2011
In millions of dollars	Citigroup parent company	CFI	Other Citigroup subsidiaries and eliminations	Citigroup consolidated
Net cash (used in) provided by operating activities	$(9,397)	$2,189	$38,028	$30,820

Cash flows from investing activities
Change in loans	$—	$31,465	$(37,854)	$(6,389)
Proceeds from sales and securitizations of loans	—	—	8,941	8,941
Purchases of investments	(31,805)	—	(222,606)	(254,411)
Proceeds from sales of investments	3,079	—	156,075	159,154
Proceeds from maturities of investments	20,292	—	92,117	112,409
Changes in investments and advances—intercompany	31,088	—	(31,088)	—
Business acquisitions	(10)	—	10	—
Other investing activities	—	—	192	192

Net cash provided by (used in) investing activities	$22,644	$31,465	$(34,213)	$19,896

Cash flows from financing activities
Dividends paid	$(75)	$—	$6	$(69)
Treasury stock acquired	(1)	—	—	(1)
Proceeds/(Repayments) from issuance of long-term debt—third-party, net	(13,602)	(4,161)	(32,028)	(49,791)
Proceeds/(Repayments) from issuance of long-term debt—intercompany, net	—	32	(32)	—
Change in deposits	—	—	6,326	6,326
Net change in short-term borrowings and other investment banking and brokerage borrowings—third-party	—	(1,007)	(12,865)	(13,872)
Net change in short-term borrowings and other advances—intercompany	(3,100)	(28,441)	31,541	—
Capital contributions from parent	—	—	—	—
Other financing activities	3,522	(77)	77	3,522

Net cash used in financing activities	$(13,256)	$(33,654)	$(6,975)	$(53,885)

Effect of exchange rate changes on cash and due from banks	$—	$—	$1,478	$1,478

Net cash used in discontinued operations	$—	$—	$2,669	$2,669

Net increase (decrease) in cash and due from banks	$(9)	$—	$987	$978
Cash and due from banks at beginning of period	11	—	27,961	27,972

Cash and due from banks at end of period	$2	$—	$28,948	$28,950

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$115	$(326)	$2,828	$2,617
Interest	6,899	464	8,019	15,382
Non-cash investing activities:
Transfers to repossessed assets	$—	$—	$1,038	$1,038
Transfers to trading account assets from investments (held-to-maturity)	—	—	12,700	12,700

24.   SUBSEQUENT EVENTS

Hurricane Sandy

        On October 29 and 30, 2012, the metropolitan New York City region and New Jersey suffered severe damage from Hurricane Sandy. Citi continues to assess the impact on Citi's facilities and customers in the affected areas and what impact, if any, the storm could have on its results of operations for the fourth quarter of 2012.

Preferred Stock Issuance

        On October 29, 2012, Citi issued $1.5 billion of non-cumulative Preferred Stock (callable beginning January 30, 2023) at a dividend rate of 5.95%.

LEGAL PROCEEDINGS

        For a discussion of Citigroup's litigation and related matters, see Note 22 to the Consolidated Financial Statements.

 UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

        None.

Share Repurchases

        Under its long-standing repurchase program, Citigroup may buy back common shares in the market or otherwise from time to time. This program is used for many purposes, including offsetting dilution from stock-based compensation programs. The following table summarizes Citigroup's share repurchases during the first nine months of 2012:

In millions, except per share amounts	Total shares purchased(1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
First quarter 2012
Open market repurchases(1)	0.1	$36.58	$6,726
Employee transactions(2)	1.4	29.26	N/A

Total first quarter 2012	1.5	$29.85	$6,726

Second quarter 2012
Open market repurchases(1)	—	$—	$6,726
Employee transactions(2)	0.1	32.62	N/A

Total second quarter 2012	0.1	32.62	$6,726

July 2012
Open market repurchases(1)	—	$—	$6,726
Employee transactions(2)	—	—	N/A
August 2012
Open market repurchases(1)	—	$—	$6,726
Employee transactions(2)	—	—	N/A
September 2012
Open market repurchases(1)	—	$—	$6,726
Employee transactions(2)	—	—	N/A

Total third quarter 2012	—	—	$6,726

Year-to-date 2012
Open market repurchases(1)	0.1	$36.58	$6,726
Employee transactions(2)	1.5	29.40	N/A

Total year-to-date 2012	1.6	$29.96	$6,726

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

 Exhibits

        See Exhibit Index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2012.

CITIGROUP INC. (Registrant)
By	/s/ JOHN C. GERSPACH John C. Gerspach Chief Financial Officer (Principal Financial Officer)
By	/s/ JEFFREY R. WALSH Jeffrey R. Walsh Controller and Chief Accounting Officer (Principal Accounting Officer)

 EXHIBIT INDEX

3.01	+	Restated Certificate of Incorporation of Citigroup Inc., as amended, as in effect on the date hereof.
10.01	*+	Form of Citigroup Inc. 2013 CAP/DCAP Agreement.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges (including preferred stock dividends).
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.01	+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

*
Denotes a management contract or compensatory plan or arrangement.

+
Filed herewith

QuickLinks

  OVERVIEW
  As described above, Citigroup is managed pursuant to the following segments
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  THIRD QUARTER 2012 EXECUTIVE SUMMARY
  THIRD QUARTER 2012 RESULTS
  RESULTS OF OPERATIONS
  SUMMARY OF SELECTED FINANCIAL DATA—Page 1
  SUMMARY OF SELECTED FINANCIAL DATA—Page 2
  SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
  CITIGROUP INCOME
  CITIGROUP REVENUES
  CITICORP
  GLOBAL CONSUMER BANKING
  NORTH AMERICA REGIONAL CONSUMER BANKING
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  EMEA REGIONAL CONSUMER BANKING
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  LATIN AMERICA REGIONAL CONSUMER BANKING
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  ASIA REGIONAL CONSUMER BANKING
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  INSTITUTIONAL CLIENTS GROUP
  SECURITIES AND BANKING
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  TRANSACTION SERVICES
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  CITI HOLDINGS
  BROKERAGE AND ASSET MANAGEMENT
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  LOCAL CONSUMER LENDING
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  Payment Protection Insurance
  SPECIAL ASSET POOL
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  CORPORATE/OTHER
  3Q12 vs. 3Q11
  3Q12 YTD vs. 3Q11 YTD
  BALANCE SHEET REVIEW
  ASSETS
  Cash and Deposits with Banks
  Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
  Trading Account Assets
  Investments
  Loans
  Other Assets
  LIABILITIES
  Deposits
  Federal Funds Purchased and Securities Loaned or Sold Under Agreements To Repurchase (Repos)
  Trading Account Liabilities
  Debt
  Other Liabilities
  SEGMENT BALANCE SHEET AT SEPTEMBER 30, 2012(1)
  CAPITAL RESOURCES AND LIQUIDITY
  CAPITAL RESOURCES
  Overview
  Capital Ratios Under Current Regulatory Guidelines
  Components of Capital Under Current Regulatory Guidelines
  Risk-Weighted Assets
  Basel II.5 and III
  Components of Tier 1 Common Capital and Risk-Weighted Assets under Basel III
  Common Stockholders' Equity
  Tangible Common Equity and Tangible Book Value Per Share
  Capital Resources of Citigroup's Subsidiary U.S. Depository Institutions
  Citibank, N.A. Capital Tiers and Capital Ratios Under Current Regulatory Guidelines
  Impact of Changes on Capital Ratios Under Current Regulatory Guidelines
  Broker-Dealer Subsidiaries
  FUNDING AND LIQUIDITY
  Overview
  Aggregate Liquidity Resources
  Deposits
  Long-Term Debt
  Short-Term Debt
  Liquidity Management and Measures
  Credit Ratings
  Citi's Debt Ratings as of September 30, 2012
  OFF-BALANCE-SHEET ARRANGEMENTS
  Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-Q
  MANAGING GLOBAL RISK
  CREDIT RISK
  Loans Outstanding
  Details of Credit Loss Experience
  Allowance for Loan Losses (continued)
  Non-Accrual Loans and Assets and Renegotiated Loans
  Non-Accrual Loans
  Non-Accrual Loans and Assets (continued)
  Renegotiated Loans
  National Mortgage Settlement
  Consumer Mortgage FICO and LTV
  Residential First Mortgages In billions of dollars
  Home Equity Loans In billions of dollars
  Mortgage Servicing Rights
  Citigroup Residential Mortgages—Representations and Warranties
  CONSUMER LOAN DETAILS
  Consumer Loan Delinquency Amounts and Ratios
  Consumer Loan Net Credit Losses and Ratios
  CORPORATE LOAN DETAILS
  Corporate Credit Portfolio
  Portfolio Mix
  Credit Risk Mitigation
  Rating of Hedged Exposure
  Industry of Hedged Exposure
  MARKET RISK
  Non-Trading Portfolios—Interest Rate Exposure (IRE)
  Value at Risk for Trading Portfolios
  INTEREST REVENUE/EXPENSE AND YIELDS
  AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)
  Taxable Equivalent Basis
  AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)
  Taxable Equivalent Basis
  AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)
  Taxable Equivalent Basis
  AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)
  Taxable Equivalent Basis
  ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)
  ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)
  ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)
  COUNTRY RISK
  Sovereign, Financial Institution and Corporate Exposures
  FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT
  Fair Valuation Adjustments for Derivatives
  Own Debt Valuation Adjustments for Structured Debt
  CREDIT DERIVATIVES
  September 30, 2012
  December 31, 2011
  INCOME TAXES
  Deferred Tax Assets
  Jurisdiction/Component
  Other
  DISCLOSURE CONTROLS AND PROCEDURES
  FORWARD-LOOKING STATEMENTS
  CONSOLIDATED FINANCIAL STATEMENTS
  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
  CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
  CONSOLIDATED BALANCE SHEET
  CONSOLIDATED BALANCE SHEET (Continued)
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
  CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Principles of Consolidation
  Significant Accounting Policies
  ACCOUNTING CHANGES
  OCC Chapter 7 Bankruptcy Guidance
  Presentation of Comprehensive Income
  Credit Quality and Allowance for Credit Losses Disclosures
  Troubled Debt Restructurings (TDRs)
  Repurchase Agreements—Assessment of Effective Control
  Fair Value Measurement
  Deferred Asset Acquisition Costs
  FUTURE APPLICATION OF ACCOUNTING STANDARDS
  Testing Indefinite-Lived Intangible Assets for Impairment
  Offsetting
  Potential Amendments to Current Accounting Standards
  Sale of Certain Citi Capital Advisors Business
  Sale of Egg Banking PLC Credit Card Business
  Combined Results for Discontinued Operations
  Cash flows from discontinued operations
  Stock Award, Stock Option and Deferred Cash Award Programs
  Other Incentive Compensation
  Pension and Postretirement Plans
  Net (Benefit) Expense
  Contributions
  Postemployment Plans
  Overview
  Securities Available-for-Sale
  Debt Securities Held-to-Maturity
  Evaluating Investments for Other-Than-Temporary Impairment
  Recognition and Measurement of OTTI
  Investments in Alternative Investment Funds that Calculate Net Asset Value per Share
  Consumer Loans
  Consumer Loan Delinquency and Non-Accrual Details at September 30, 2012
  Consumer Loan Delinquency and Non-Accrual Details at December 31, 2011
  Impaired Consumer Loans
  Impaired Consumer Loans
  Consumer Troubled Debt Restructurings
  Three months ended September 30, 2012
  Nine months ended September 30, 2012
  Corporate Loans
  Corporate Loan Delinquency and Non-Accrual Details at September 30, 2012
  Corporate Loan Delinquency and Non-Accrual Details at December 31, 2011
  Corporate Loans Credit Quality Indicators at September 30, 2012 and December 31, 2011
  Non-Accrual Corporate Loans
  Corporate Troubled Debt Restructurings
  Allowance for Credit Losses and Investment in Loans
  Goodwill
  Intangible Assets
  Short-Term Borrowings
  Long-Term Debt
  Managed Loans
  Funding, Liquidity Facilities and Subordinated Interests
  Master Trust Liabilities (at par value)
  Omni Trust Liabilities (at par value)
  Mortgage Servicing Rights
  Key Assumptions and Retained Interests—Citi Holdings
  Derivative Notionals
  Derivative Mark-to-Market (MTM) Receivables/Payables
  Accounting for Derivative Hedging
  Fair Value Hedges
  Cash Flow Hedges
  Net Investment Hedges
  Credit Derivatives
  Credit-Risk-Related Contingent Features in Derivatives
  Fair Value Hierarchy
  Determination of Fair Value
  Valuation Process for Level 3 Fair Value Measurements
  Items Measured at Fair Value on a Recurring Basis
  Fair Value Levels
  Fair Value Levels
  Changes in Level 3 Fair Value Category
  Level 3 Fair Value Rollforward
  Level 3 Fair Value Rollforward
  Level 3 Fair Value Rollforward
  Level 3 Fair Value Rollforward
  Valuation Techniques and Inputs for Level 3 Fair Value Measurements
  Valuation Techniques and Inputs for Level 3 Fair Value Measurements
  Sensitivity to Unobservable Inputs and Interrelationships between Unobservable Inputs
  Qualitative Discussion of the Ranges of Significant Unobservable Inputs
  Items Measured at Fair Value on a Nonrecurring Basis
  Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
  Nonrecurring Fair Value Changes
  Estimated Fair Value of Financial Instruments Not Carried at Fair Value
  Own Debt Valuation Adjustments for Structured Debt
  The Fair Value Option for Financial Assets and Financial Liabilities
  Credit Commitments and Lines of Credit
  Credit Crisis-Related Litigation and Other Matters
  Interchange Litigation
  Settlement Payments
  Citigroup Parent Company
  Citigroup Funding Inc. (CFI)
  Other Citigroup Subsidiaries and consolidating adjustments
  Condensed Consolidating Statements of Income and Comprehensive Income
  Condensed Consolidating Statements of Income and Comprehensive Income
  Condensed Consolidating Statements of Income and Comprehensive Income
  Condensed Consolidating Statements of Income and Comprehensive Income
  Condensed Consolidating Balance Sheet
  Condensed Consolidating Balance Sheet
  Condensed Consolidating Statements of Cash Flows
  Condensed Consolidating Statements of Cash Flows
  Hurricane Sandy
  Preferred Stock Issuance
  LEGAL PROCEEDINGS
  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
  Unregistered Sales of Equity Securities
  Share Repurchases
  Exhibits
SIGNATURES
EXHIBIT INDEX