Form 10-K
period 2012-12-31
CITIGROUP INC
filed 2013-03-01
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

X Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  X  No

The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2012 was approximately $80.4 billion.

Number of shares of Citigroup, Inc. common stock outstanding on January 31, 2013: 3,038,758,550

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on April 24, 2013, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	4–36, 40, 126–132,
135–136, 163,
290–293

1A.	Risk Factors	60–71

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	293

3.	Legal Proceedings	280–287

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common
Equity, Related Stockholder Matters,
and Issuer Purchases of Equity
	Securities	44, 169, 288,
294–295, 297

6.	Selected Financial Data	10–11

7.	Management’s Discussion and
Analysis of Financial Condition and
	Results of Operations	6–59, 72–125

7A.	Quantitative and Qualitative
	Disclosures About Market Risk	72–125, 164–165,
187–218, 223–273

8.	Financial Statements and
	Supplementary Data	140–289

9.	Changes in and Disagreements with
Accountants on Accounting and
	Financial Disclosure	Not Applicable

9A.	Controls and Procedures	133–134

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and
	Corporate Governance	296–297, 299*

11.	Executive Compensation	**

12.	Security Ownership of Certain
Beneficial Owners and Management
	and Related Stockholder Matters	***

13.	Certain Relationships and Related
Transactions and Director
	Independence	****

14.	Principal Accountant Fees and
	Services	*****

Part IV

15.	Exhibits and Financial Statement
Schedules

*	For additional information regarding Citigroup’s Directors, see “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 24, 2013, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**	See “Executive Compensation—The Personnel and Compensation Committee Report,” “—Compensation Discussion and Analysis” and “—2012 Summary Compensation Table” in the Proxy Statement, incorporated herein by reference.

***	See “About the Annual Meeting”, “Stock Ownership” and “Proposal 4, Approval of Amendment to the Citigroup 2009 Stock Incentive Plan” in the Proxy Statement, incorporated herein by reference.

****	See “Corporate Governance—Director Independence,” “—Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation,” and “—Indebtedness” in the Proxy Statement, incorporated herein by reference.

*****	See “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

CITIGROUP’S 2012 ANNUAL REPORT ON FORM 10-K

OVERVIEW	4
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS	6
Executive Summary	6
Five-Year Summary of Selected Financial Data	10
SEGMENT AND BUSINESS—INCOME (LOSS)
AND REVENUES	12
CITICORP	14
Global Consumer Banking	15
North America Regional Consumer Banking	16
EMEA Regional Consumer Banking	18
Latin America Regional Consumer Banking	20
Asia Regional Consumer Banking	22
Institutional Clients Group	24
Securities and Banking	25
Transaction Services	28
Corporate/Other	30
CITI HOLDINGS	31
Brokerage and Asset Management	32
Local Consumer Lending	33
Special Asset Pool	36
BALANCE SHEET REVIEW	37
CAPITAL RESOURCES AND LIQUIDITY	41
Capital Resources	41
Funding and Liquidity	50
OFF-BALANCE-SHEET ARRANGEMENTS	58
CONTRACTUAL OBLIGATIONS	59
RISK FACTORS	60
MANAGING GLOBAL RISK	72
CREDIT RISK	74
Loans Outstanding	75
Details of Credit Loss Experience	76
Non-Accrual Loans and Assets and
Renegotiated Loans	78
North America Consumer Mortgage Lending	83
North America Cards	97
Consumer Loan Details	98
Corporate Loan Details	100
MARKET RISK	102
OPERATIONAL RISK	112
COUNTRY AND CROSS-BORDER RISK	113
Country Risk	113
Cross-Border Risk	120
FAIR VALUE ADJUSTMENTS FOR
DERIVATIVES AND STRUCTURED DEBT	123
CREDIT DERIVATIVES	124
SIGNIFICANT ACCOUNTING POLICIES AND
SIGNIFICANT ESTIMATES	126
DISCLOSURE CONTROLS AND PROCEDURES	133
MANAGEMENT’S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL
REPORTING	134
FORWARD-LOOKING STATEMENTS	135
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM—INTERNAL
CONTROL OVER FINANCIAL REPORTING	137
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS	138
FINANCIAL STATEMENTS AND NOTES
TABLE OF CONTENTS	139
CONSOLIDATED FINANCIAL STATEMENTS	140
NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS	146
FINANCIAL DATA SUPPLEMENT (Unaudited)	289
SUPERVISION, REGULATION AND OTHER	290
Disclosure Pursuant to Section 219 of the
Iran Threat Reduction and Syria Human Rights Act	291
Customers	292
Competition	292
Properties	293
LEGAL PROCEEDINGS	293
UNREGISTERED SALES OF EQUITY,
PURCHASES OF EQUITY SECURITIES, DIVIDENDS	294
PERFORMANCE GRAPH	295
CORPORATE INFORMATION	296
Citigroup Executive Officers	296
CITIGROUP BOARD OF DIRECTORS	299

OVERVIEW

Citigroup’s history dates back to the founding of Citibank in 1812. Citigroup’s original corporate predecessor was incorporated in 1988 under the laws of the State of Delaware. Following a series of transactions over a number of years, Citigroup Inc. was formed in 1998 upon the merger of Citicorp and Travelers Group Inc.
     Citigroup is a global diversified financial services holding company whose businesses provide consumers, corporations, governments and institutions with a broad range of financial products and services, including consumer banking and credit, corporate and investment banking, securities brokerage, transaction services and wealth management. Citi has approximately 200 million customer accounts and does business in more than 160 countries and jurisdictions.
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
     Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.
     Within this Form 10-K, please refer to the tables of contents on pages 3 and 139 for page references to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

      Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation. For information on certain recent such reclassifications, including the transfer of the substantial majority of Citi’s retail partner cards businesses (which are now referred to as Citi retail services) from Citi Holdings—Local Consumer Lending to Citicorp—North America Regional Consumer Banking, which was effective January 1, 2012, see Citi’s Form 8-K furnished to the SEC on March 26, 2012.
     At December 31, 2012, Citi had approximately 259,000 full-time employees compared to approximately 266,000 full-time employees at December 31, 2011.

     Please see “Risk Factors” below for a discussion of the most significant risks and uncertainties that could impact Citigroup’s businesses, financial condition and results of operations.

As described above, Citigroup is managed pursuant to the following segments:

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

(1) North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico, and Asia includes Japan.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Overview

2012—Ongoing Transformation of Citigroup
During 2012, Citigroup continued to build on the significant transformation of the Company that has occurred over the last several years. Despite a challenging operating environment (as discussed below), Citi’s 2012 results showed ongoing momentum in most of its core businesses, as Citi continued to simplify its business model and focus resources on its core Citicorp franchise while continuing to wind down Citi Holdings as quickly as practicable in an economically rational manner. Citi made steady progress toward the successful execution of its strategy, which is to:

  enhance its position as a leading global bank for both institutions and individuals, by building on its unique global network, deep emerging markets expertise, client relationships and product expertise;
  position Citi to seize the opportunities provided by current trends (globalization, digitization and urbanization) for the benefit of clients;
  further its commitment to responsible finance;
  strengthen Citi’s performance—including gaining market share with clients, making Citi more efficient and productive, and building upon its history of innovation; and
  wind down Citi Holdings as soon as practicable, in an economically rational manner.

     With these goals in mind, on December 5, 2012, Citi announced a number of repositioning efforts to optimize its footprint, re-size and re-align certain businesses and improve efficiencies, while at the same time maintaining its unique competitive advantages. As a result of these repositioning efforts, in the fourth quarter of 2012, Citi recorded pretax repositioning charges of approximately $1 billion, and expects to incur an additional $100 million of charges in the first half of 2013.

Continued Challenges in 2013
Citi continued to face a challenging operating environment during 2012, many aspects of which it expects will continue into 2013. While showing some signs of improvement, the overall economic environment—both in the U.S. and globally—remains largely uncertain, and spread compression1 continues to negatively impact the results of operations of several of Citi’s businesses, particularly in the U.S. and Asia. Citi also continues to face a significant number of regulatory changes and uncertainties, including the timing and implementation of the final U.S. regulatory capital standards. Further, Citi’s legal and related costs remain elevated and likely volatile as it continues to work through “legacy” issues, such as mortgage-related expenses, and operates in a heightened litigious and regulatory environment. Finally, while Citi reduced the size of Citi Holdings by approximately 31% during 2012, the remaining assets within Citi Holdings will continue to have a negative impact on Citi’s overall results of operations in 2013, although this negative impact should continue to abate as the wind-down continues. For a more detailed discussion of these and other risks that could impact Citi’s businesses, results of operations and financial condition, see “Risk Factors” below. As a result of these continuing challenges, Citi remains highly focused on the areas within its control, including operational efficiency and optimizing its core businesses in order to drive improved returns.

____________________
1	As used throughout this report, spread compression refers to the reduction in net interest revenue as a percentage of loans or deposits, as applicable, as driven by either lower yields on interest-earning assets or higher costs to fund such assets (or a combination thereof).

2012 Summary Results

Citigroup
For 2012, Citigroup reported net income of $7.5 billion and diluted earnings per share of $2.44, compared to $11.1 billion and $3.63 per share, respectively, for 2011. 2012 results included several significant items:

  a negative impact from the credit valuation adjustment on derivatives (counterparty and own-credit), net of hedges (CVA) and debt valuation adjustment on Citi’s fair value option debt (DVA), of pretax $(2.3) billion ($(1.4) billion after-tax) as Citi’s credit spreads tightened during the year, compared to a pretax impact of $1.8 billion ($1.1 billion after-tax) in 2011;
  a net loss of $4.6 billion ($2.9 billion after-tax) related to the sale of minority investments, driven by the loss from Citi’s sale of a 14% interest, and other-than-temporary impairment on its remaining 35% interest, in the Morgan Stanley Smith Barney (MSSB) joint venture, versus a gain of $199 million ($128 million after-tax) in the prior year;2 as mentioned above, $1.0 billion of repositioning charges in the fourth quarter of 2012 ($653 million after-tax) compared to $428 million ($275 million after-tax) in the fourth quarter of 2011; and

  a $582 million tax benefit in the third quarter of 2012 related to the resolution of certain tax audit items.

     Excluding CVA/DVA, the impact of minority investments, the repositioning charges in the fourth quarters of 2012 and 2011 and the tax benefit, net income was $11.9 billion, or $3.86 per diluted share, in 2012, an increase of 18% compared to $10.1 billion, or $3.30 per diluted share, reported in 2011, as higher revenues, lower core operating expenses and lower net credit losses were partially offset by higher legal and related costs and a lower net loan loss reserve release.3

     Citi’s revenues, net of interest expense, were $70.2 billion in 2012, down 10% versus the prior year. Excluding CVA/DVA and the impact of minority investments, revenues were $77.1 billion, up 1% from 2011, as revenues in Citicorp rose 5%, but were offset by a 40% decline in Citi Holdings revenues compared to the prior year. Net interest revenues of $47.6 billion were 2% lower than the prior year, largely driven by the decline in loan balances in Local Consumer Lending in Citi Holdings as well as spread compression in North America and Asia Regional Consumer Banking (RCB) in Citicorp. Non-interest revenues were $22.6 billion, down 25% from the prior year, driven by CVA/DVA and the loss on MSSB in the third quarter of 2012. Excluding CVA/DVA and the impact of minority investments, non-interest revenues were $29.5 billion, up 6% from the prior year, principally driven by higher revenues in Securities and Banking and higher mortgage revenues in North America RCB, partially offset by lower revenues in the Special Asset Pool within Citi Holdings.

Operating Expenses
Citigroup expenses decreased 1% versus the prior year to $50.5 billion. In 2012, in addition to the previously mentioned repositioning charges, Citi incurred elevated legal and related costs of $2.8 billion compared to $2.2 billion in the prior year. Excluding legal and related costs, repositioning charges for the fourth quarters of 2012 and 2011, and the impact of foreign exchange translation into U.S. dollars for reporting purposes (as used throughout this report, FX translation), which lowered reported expenses by approximately $0.9 billion in 2012 as compared to the prior year, operating expenses declined 1% to $46.6 billion versus $47.3 billion in the prior year.
     Citicorp’s expenses were $45.3 billion, up 2% from the prior year, as efficiency savings were more than offset by higher legal and related costs and repositioning charges. Citi Holdings expenses were down 19% year-over-year to $5.3 billion, principally due to the continued decline in assets.

____________________
2	As referenced above, in 2012, the sale of minority investments included a pretax loss of $4.7 billion ($2.9 billion after-tax) from the sale of a 14% interest and other-than-temporary impairment of the carrying value of Citi’s remaining 35% interest in MSSB recorded in Citi Holdings—Brokerage and Asset Management during the third quarter of 2012. In addition, Citi recorded a net pretax loss of $424 million ($274 million after-tax) from the partial sale of Citi’s minority interest in Akbank T.A.S. (Akbank) recorded in Corporate/Other during the second quarter of 2012. In the first quarter of 2012, Citi recorded a net pretax gain on minority investments of $477 million ($308 million after-tax), which included pretax gains of $1.1 billion and $542 million on the sales of Citi’s remaining stake in Housing Development Finance Corporation Ltd. (HDFC) and its stake in Shanghai Pudong Development Bank (SPDB), respectively, offset by a pretax impairment charge relating to Akbank of $1.2 billion, all within Corporate/Other. In 2011, Citi recorded a $199 million pretax gain ($128 million after-tax) from the partial sale of Citi’s minority interest in HDFC, recorded in Corporate/Other.
3	Presentation of Citi’s results excluding CVA/DVA, the impact of minority investments, the repositioning charges in the fourth quarters of 2012 and 2011 and the tax benefit, as applicable, represent non- GAAP financial measures. Citigroup believes the presentation of its results of operations excluding these impacts provides a more meaningful depiction of the underlying fundamentals of Citi’s businesses and enhances the comparison of results across periods.

Credit Costs
Citi’s total provisions for credit losses and for benefits and claims of $11.7 billion declined 8% from the prior year. Net credit losses of $14.6 billion were down 27% from 2011, largely reflecting improvements in North America cards and Local Consumer Lending and the Special Asset Pool within Citi Holdings. Consumer net credit losses declined 22% to $14.4 billion reflecting improvements in North America Citi-branded cards and Citi retail services in Citicorp and Local Consumer Lending within Citi Holdings. Corporate net credit losses decreased 86% year-over-year to $223 million, driven primarily by continued credit improvement in both the Special Asset Pool in Citi Holdings and Securities and Banking in Citicorp.
     The net release of allowance for loan losses and unfunded lending commitments was $3.7 billion in 2012, 55% lower than 2011. Of the $3.7 billion net reserve release, $2.1 billion was attributable to Citicorp compared to a $4.9 billion release in the prior year. The decline in the Citicorp reserve release year-over-year mostly reflected a lower reserve release in North America Citi-branded cards and Citi retail services and Securities and Banking. The $1.6 billion net reserve release in Citi Holdings was down from $3.3 billion in the prior year, due primarily to lower releases within the Special Asset Pool, reflecting the decline in assets. Of the $3.7 billion net reserve release, $3.6 billion related to Consumer, with the remainder in Corporate.

Capital and Loan Loss Reserve Positions
Citigroup’s Tier 1 Capital and Tier 1 Common ratios were 14.1% and 12.7% as of December 31, 2012, respectively, compared to 13.6% and 11.8% in the prior year. Citi’s estimated Tier 1 Common ratio under Basel III was 8.7% at December 31, 2012, up slightly from an estimated 8.6% at September 30, 2012.4
     Citigroup’s total allowance for loan losses was $25.5 billion at year end, or 3.9% of total loans, compared to $30.1 billion, or 4.7%, at the end of the prior year. The decline in the total allowance for loan losses reflected the continued wind-down of Citi Holdings and overall continued improvement in the credit quality of Citi’s loan portfolios.
     The Consumer allowance for loan losses was $22.7 billion, or 5.6% of total Consumer loans, at year end, compared to $27.2 billion, or 6.5% of total loans, at December 31, 2011. Total non-accrual assets increased 3% to $12.0 billion as compared to December 31, 2011. Corporate non-accrual loans declined 28% to $2.3 billion, reflecting continued credit improvement. Consumer non-accrual loans increased $1.4 billion, or 17%, to $9.2 billion versus the prior year. The increase in Consumer non-accrual loans predominantly reflected the Office of the Comptroller of the Currency (OCC) guidance issued in the third quarter of 2012 regarding the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy, which added $1.5 billion to Consumer non-accrual loans (of which approximately $1.3 billion were current).

Citicorp5
Citicorp net income decreased 8% from the prior year to $14.1 billion. The decrease largely reflected the impact of CVA/DVA and higher legal and related costs and repositioning charges, partially offset by lower provisions for income taxes. CVA/DVA, recorded in Securities and Banking, was $(2.5) billion in 2012, compared to $1.7 billion in the prior year. Within Citicorp, repositioning charges were $951 million ($604 million after-tax) in the fourth quarter 2012, versus $368 million ($237 million after-tax) in the prior year period. Excluding CVA/DVA, the impact of minority investments, the repositioning charges in the fourth quarters of 2012 and 2011, and the tax benefit in the third quarter of 2012, Citicorp net income increased 9% from the prior year to $15.6 billion, primarily driven by growth in revenues and lower net credit losses partially offset by lower loan loss reserve releases and higher taxes.
     Citicorp revenues, net of interest expense, were $71 billion in 2012, down 1% versus the prior year. Excluding CVA/DVA and the impact of minority investments, Citicorp revenues were $73.4 billion in 2012, 5% higher than 2011. Global Consumer Banking (GCB) revenues of $40.2 billion increased 3% versus the prior year. North America RCB revenues grew 5% to $21.1 billion. International RCB revenues (consisting of Asia RCB, Latin America RCB and EMEA RCB) increased 1% year-over-year to $19.1 billion. Excluding the impact of FX translation,6 international RCB revenues increased 5% year-over-year. Securities and Banking revenues were $19.7 billion in 2012, down 8% year-over-year. Securities and Banking revenues, excluding CVA/DVA, were $22.2 billion, or 13%, higher than the prior year. Transaction Services revenues were $10.9 billion, up 3% from the prior year, but up 5% excluding the impact of FX translation. Corporate/Other revenues, excluding the impact of minority investments, declined 80% from the prior year mainly reflecting the absence of hedging gains.
     In North America RCB, the revenue growth year-over-year was driven by higher mortgage revenues, partially offset by lower revenues in Citi-branded cards and Citi retail services, mostly driven by lower average card loans. North America RCB average deposits of $154 billion grew 6% year-over-year and average retail loans of $41 billion grew 19%. Average card loans of $109 billion declined 3%, driven by increased payment rates resulting from consumer deleveraging, and card purchase sales of $232 billion were roughly flat. Citi retail services revenues were also negatively impacted by improving credit trends, which increased contractual partner payments.

____________________
4	Citi’s estimated Basel III Tier 1 Common ratio is a non-GAAP financial measure. For additional information on Citi’s estimated Basel III Tier 1 Common Capital and Tier 1 Common ratio, including the calculation of these measures, see “Capital Resources and Liquidity—Capital Resources” below.
____________________
5	Citicorp includes Citi’s three operating businesses—Global Consumer Banking, Securities and Banking and Transaction Services—as well as Corporate/Other. See “Citicorp” below for additional information on the results of operations for each of the businesses in Citicorp.
6	For the impact of FX translation on 2012 results of operations for each of EMEA RCB, Latin America RCB, Asia RCB and Transaction Services, see the table accompanying the discussion of each respective business’ results of operations below.

     The international RCB revenue growth year-over-year, excluding the impact of FX translation, was driven by 9% revenue growth in Latin America RCB and 2% revenue growth in EMEA RCB. Asia RCB revenues were flat year-over-year, primarily reflecting spread compression in some countries in the region and the impact of regulatory actions in certain countries, particularly Korea. International RCB average deposits grew 2% versus the prior year, average retail loans increased 11%, investment sales grew 12%, average card loans grew 6%, and international card purchase sales grew 10%, all excluding the impact of FX translation.
     In Securities and Banking, fixed income markets revenues of $14.0 billion, excluding CVA/DVA,7 increased 28% from the prior year, reflecting higher revenues in rates and currencies and credit-related and securitized products. Equity markets revenues of $2.4 billion in 2012, excluding CVA/DVA, increased 1% driven by improved derivatives performance as well as the absence in the current year of proprietary trading losses, partially offset by lower cash equity volumes.
     Investment banking revenues rose 10% from the prior year to $3.6 billion, principally driven by higher revenues in debt underwriting and advisory activities, partially offset by lower equity underwriting revenues. Lending revenues of $997 million were down 45% from the prior year, reflecting $698 million in losses on hedges related to accrual loans as credit spreads tightened during 2012 (compared to a $519 million gain in the prior year as spreads widened). Excluding the mark-to-market impact of loan hedges related to accrual loans, lending revenues rose 31% year-over-year to $1.7 billion reflecting growth in the Corporate loan portfolio and improved spreads in most regions. Private Bank revenues of $2.3 billion increased 8% from the prior year, excluding CVA/DVA, driven primarily by growth in North America lending and deposits.
     In Transaction Services, the increase in revenues year-over-year, excluding the impact of FX translation, was driven by growth in Treasury and Trade Solutions, which was partially offset by a decline in Securities and Fund Services. Excluding the impact of FX translation, Treasury and Trade Solutions revenues were up 8%, driven by growth in trade as end-of-period trade loans grew 23%, partially offset by ongoing spread compression given the low interest rate environment. Securities and Fund Services revenues were down 2%, excluding the impact of FX translation, mostly reflecting lower market volumes as well as spread compression on deposits.
     Citicorp end-of-period loans increased 7% year-over-year to $540 billion, with 3% growth in Consumer loans, primarily in Latin America, and 11% growth in Corporate loans.

Citi Holdings8
Citi Holdings net loss was $6.6 billion compared to a net loss of $4.2 billion in 2011. The increase in the net loss was driven by the $4.7 billion pretax ($2.9 billion after-tax) loss on MSSB described above. In addition, Citi Holdings results included $77 million in repositioning charges in the fourth quarter of 2012, compared to $60 million in the fourth quarter of 2011. Excluding the loss on MSSB, CVA/DVA9 and the repositioning charges in the fourth quarters of 2012 and 2011, Citi Holdings net loss decreased to $3.7 billion compared to a net loss of $4.2 billion in the prior year, as revenue declines and lower loan loss reserve releases were more than offset by lower operating expenses and lower net credit losses. These improved results in 2012 reflected the continued decline in Citi Holdings assets.
     Citi Holdings revenues decreased to $(833) million from $6.3 billion in the prior year. Excluding CVA/DVA and the loss on MSSB, Citi Holdings revenues were $3.7 billion in 2012 compared to $6.2 billion in the prior year. Special Asset Pool revenues, excluding CVA/DVA, were $(657) million in 2012, compared to $473 million in the prior year, largely due to lower non-interest revenue resulting from lower gains on asset sales. Local Consumer Lending revenues of $4.4 billion declined 20% from the prior year primarily due to the 24% decline in average assets. Brokerage and Asset Management revenues, excluding the loss on MSSB, were $(15) million, compared to $282 million in the prior year, mostly reflecting higher funding costs. Net interest revenues declined 30% year-over-year to $2.6 billion, largely driven by continued declining loan balances in Local Consumer Lending. Non-interest revenues, excluding the loss on MSSB and CVA/DVA, were $1.1 billion versus $2.5 billion in the prior year, principally reflecting lower gains on asset sales within the Special Asset Pool.
     As noted above, Citi Holdings assets declined 31% year-over-year to $156 billion as of the end of 2012. Also at the end of 2012, Citi Holdings assets comprised approximately 8% of total Citigroup GAAP assets and 15% of risk-weighted assets (as defined under current regulatory guidelines). Local Consumer Lending continued to represent the largest segment within Citi Holdings, with $126 billion of assets as of the end of 2012, of which approximately 73% consisted of mortgages in North America real estate lending.

____________________
7	For the summary of CVA/DVA by business within Securities and Banking for 2012 and comparable periods, see “Citicorp—Institutional Clients Group.”
____________________
8	Citi Holdings includes Local Consumer Lending, Special Asset Pool and Brokerage and Asset Management. See “Citi Holdings” below for additional information on the results of operations for each of the businesses in Citi Holdings.
9	CVA/DVA in Citi Holdings, recorded in the Special Asset Pool, was $157 million in 2012, compared to $74 million in the prior year.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1	Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per-share amounts and ratios	2012	2011	2010	2009	2008
Net interest revenue	$47,603	$48,447	$54,186	$48,496	$53,366
Non-interest revenue	22,570	29,906	32,415	31,789	(1,767)
Revenues, net of interest expense	$70,173	$78,353	$86,601	$80,285	$51,599
Operating expenses	50,518	50,933	47,375	47,822	69,240
Provisions for credit losses and for benefits and claims	11,719	12,796	26,042	40,262	34,714
Income (loss) from continuing operations before income taxes	$7,936	$14,624	$13,184	$(7,799)	$(52,355)
Income taxes (benefits)	27	3,521	2,233	(6,733)	(20,326)
Income (loss) from continuing operations	$7,909	$11,103	$10,951	$(1,066)	$(32,029)
Income (loss) from discontinued operations, net of taxes (1)	(149)	112	(68)	(445)	4,002
Net income (loss) before attribution of noncontrolling interests	$7,760	$11,215	$10,883	$(1,511)	$(28,027)
Net income (loss) attributable to noncontrolling interests	219	148	281	95	(343)
Citigroup’s net income (loss)	$7,541	$11,067	$10,602	$(1,606)	$(27,684)
Less:
Preferred dividends—Basic	$26	$26	$9	$2,988	$1,695
Impact of the conversion price reset related to the $12.5
billion convertible preferred stock private issuance—Basic	—	—	—	1,285	—
Preferred stock Series H discount accretion—Basic	—	—	—	123	37
Impact of the public and private preferred stock exchange offers	—	—	—	3,242	—
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends,
applicable to Basic EPS	166	186	90	2	221
Income (loss) allocated to unrestricted common shareholders for Basic EPS	$7,349	$10,855	$10,503	$(9,246)	$(29,637)
Less: Convertible preferred stock dividends	—	—	—	(540)	(877)
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee
restricted and deferred shares that contain nonforfeitable rights to
dividends, applicable to diluted EPS	11	17	2	—	—
Income (loss) allocated to unrestricted common shareholders for diluted EPS (2)	$7,360	$10,872	$10,505	$(8,706)	$(28,760)
Earnings per share (3)
Basic (3)
Income (loss) from continuing operations	2.56	3.69	3.66	(7.61)	(63.89)
Net income (loss)	2.51	3.73	3.65	(7.99)	(56.29)
Diluted (2)(3)
Income (loss) from continuing operations	$2.49	$3.59	$3.55	$(7.61)	$(63.89)
Net income (loss)	2.44	3.63	3.54	(7.99)	(56.29)
Dividends declared per common share (3)(4)	0.04	0.03	0.00	0.10	11.20

Statement continues on the next page, including notes to the table.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2			Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per-share amounts, ratios and direct staff	2012		2011		2010		2009	2008
At December 31:
Total assets	$1,864,660		$1,873,878		$1,913,902		$1,856,646	$1,938,470
Total deposits	930,560		865,936		844,968		835,903	774,185
Long-term debt	239,463		323,505		381,183		364,019	359,593
Trust preferred securities (included in long-term debt)	10,110		16,057		18,131		19,345	24,060
Citigroup common stockholders’ equity	186,487		177,494		163,156		152,388	70,966
Total Citigroup stockholders’ equity	189,049		177,806		163,468		152,700	141,630
Direct staff (in thousands)	259		266		260		265	323
Ratios
Return on average assets	0.4%		0.6%		0.5%		(0.08)%	(1.28)%
Return on average common stockholders’ equity (5)	4.1		6.3		6.8		(9.4)	(28.8)
Return on average total stockholders’ equity (5)	4.1		6.3		6.8		(1.1)	(20.9)
Efficiency ratio	72		65		55		60	134
Tier 1 Common (6)	12.67%		11.80%		10.75%		9.60%	2.30%
Tier 1 Capital	14.06		13.55		12.91		11.67	11.92
Total Capital	17.26		16.99		16.59		15.25	15.70
Leverage (7)	7.48		7.19		6.60		6.87	6.08
Citigroup common stockholders’ equity to assets	10.00%		9.47%		8.52%		8.21%	3.66%
Total Citigroup stockholders’ equity to assets	10.14		9.49		8.54		8.22	7.31
Dividend payout ratio (4)	1.6		0.8		NM		NM	NM
Book value per common share (3)	$61.57		$60.70		$56.15		$53.50	$130.21
Ratio of earnings to fixed charges and preferred stock dividends	1.38	x	1.59	x	1.51	x	NM	NM

(1)	Discontinued operations in 2012 includes a carve-out of Citi’s liquid strategies business within Citi Capital Advisors, the sale of which is expected to close in the first half of 2013. Discontinued operations in 2012 and 2011 reflect the sale of the Egg Banking PLC credit card business. Discontinued operations for 2008 to 2009 reflect the sale of Nikko Cordial Securities to Sumitomo Mitsui Banking Corporation, the sale of Citigroup’s German retail banking operations to Crédit Mutuel, and the sale of CitiCapital’s equipment finance unit to General Electric. Discontinued operations for 2008 to 2010 also include the operations and associated gain on sale of Citigroup’s Travelers Life & Annuity, substantially all of Citigroup’s international insurance business, and Citigroup’s Argentine pension business sold to MetLife Inc. Discontinued operations for the second half of 2010 also reflect the sale of The Student Loan Corporation. See Note 3 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.
(2)	The diluted EPS calculation for 2009 and 2008 utilizes basic shares and income allocated to unrestricted common stockholders (Basic) due to the negative income allocated to unrestricted common stockholders. Using diluted shares and income allocated to unrestricted common stockholders (Diluted) would result in anti-dilution. As of December 31, 2012, primarily all stock options were out of the money and did not impact diluted EPS. The year-end share price was $39.56. See Note 11 to the Consolidated Financial Statements.
(3)	All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup’s 1-for-10 reverse stock split, which was effective May 6, 2011.
(4)	Dividends declared per common share as a percentage of net income per diluted share.
(5)	The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.
(6)	As currently defined by the U.S. banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying trust preferred securities divided by risk-weighted assets.
(7)	The leverage ratio represents Tier 1 Capital divided by quarterly adjusted average total assets.

Note: The following accounting changes were adopted by Citi during the respective years:

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

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME

				% Change	% Change
In millions of dollars	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$4,815	$4,095	$974	18%	NM
EMEA	(18)	95	97	NM	(2)%
Latin America	1,510	1,578	1,788	(4)	(12)
Asia	1,797	1,904	2,110	(6)	(10)
Total	$8,104	$7,672	$4,969	6%	54%
Securities and Banking
North America	$1,011	$1,044	$2,495	(3)%	(58)%
EMEA	1,354	2,000	1,811	(32)	10
Latin America	1,308	974	1,093	34	(11)
Asia	822	895	1,152	(8)	(22)
Total	$4,495	$4,913	$6,551	(9)%	(25)%
Transaction Services
North America	$470	$415	$490	13%	(15)%
EMEA	1,244	1,130	1,218	10	(7)
Latin America	654	639	663	2	(4)
Asia	1,127	1,165	1,251	(3)	(7)
Total	$3,495	$3,349	$3,622	4%	(8)%
Institutional Clients Group	$7,990	$8,262	$10,173	(3)%	(19)%
Corporate/Other	$(1,625)	$(728)	$242	NM	NM
Total Citicorp	$14,469	$15,206	$15,384	(5)%	(1)%
CITI HOLDINGS
Brokerage and Asset Management	$(3,190)	$(286)	$(226)	NM	(27)%
Local Consumer Lending	(3,193)	(4,413)	(5,365)	28%	18
Special Asset Pool	(177)	596	1,158	NM	(49)
Total Citi Holdings	$(6,560)	$(4,103)	$(4,433)	(60)%	7%
Income from continuing operations	$7,909	$11,103	$10,951	(29)%	1%
Discontinued operations	$(149)	$112	$(68)	NM	NM
Net income attributable to noncontrolling interests	219	148	281	48%	(47)%
Citigroup’s net income	$7,541	$11,067	$10,602	(32)%	4%

NM Not meaningful

CITIGROUP REVENUES

				% Change	% Change
In millions of dollars	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
CITICORP
Global Consumer Banking
North America	$21,081	$20,159	$21,747	5%	(7)%
EMEA	1,516	1,558	1,559	(3)	—
Latin America	9,702	9,469	8,667	2	9
Asia	7,915	8,009	7,396	(1)	8
Total	$40,214	$39,195	$39,369	3%	—%
Securities and Banking
North America	$6,104	$7,558	$9,393	(19)%	(20)%
EMEA	6,417	7,221	6,849	(11)	5
Latin America	3,019	2,370	2,554	27	(7)
Asia	4,203	4,274	4,326	(2)	(1)
Total	$19,743	$21,423	$23,122	(8)%	(7)%
Transaction Services
North America	$2,564	$2,444	$2,485	5%	(2)%
EMEA	3,576	3,486	3,356	3	4
Latin America	1,797	1,713	1,530	5	12
Asia	2,920	2,936	2,714	(1)	8
Total	$10,857	$10,579	$10,085	3%	5%
Institutional Clients Group	$30,600	$32,002	$33,207	(4)%	(4)%
Corporate/Other	$192	$885	$1,754	(78)%	(50)%
Total Citicorp	$71,006	$72,082	$74,330	(1)%	(3)%
CITI HOLDINGS
Brokerage and Asset Management	$(4,699)	$282	$609	NM	(54)%
Local Consumer Lending	4,366	5,442	8,810	(20)%	(38)
Special Asset Pool	(500)	547	2,852	NM	(81)
Total Citi Holdings	$(833)	$6,271	$12,271	NM	(49)%
Total Citigroup net revenues	$70,173	$78,353	$86,601	(10)%	(10)%

NM Not meaningful

CITICORP

Citicorp is Citigroup’s global bank for consumers and businesses and represents Citi’s core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup’s unparalleled global network, including many of the world’s emerging economies. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of its large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. At December 31, 2012, Citicorp had $1.7 trillion of assets and $863 billion of deposits, representing 92% of Citi’s total assets and 93% of its deposits.
     Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of Regional Consumer Banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services). Citicorp also includes Corporate/Other.

				% Change	% Change
In millions of dollars except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$45,026	$44,764	$46,101	1%	(3)%
Non-interest revenue	25,980	27,318	28,229	(5)	(3)
Total revenues, net of interest expense	$71,006	$72,082	$74,330	(1)%	(3)%
Provisions for credit losses and for benefits and claims
Net credit losses	$8,734	$11,462	$16,901	(24)%	(32)%
Credit reserve build (release)	(2,177)	(4,988)	(3,171)	56	(57)
Provision for loan losses	$6,557	$6,474	$13,730	1%	(53)%
Provision for benefits and claims	236	193	184	22	5
Provision for unfunded lending commitments	40	92	(35)	(57)	NM
Total provisions for credit losses and for benefits and claims	$6,833	$6,759	$13,879	1%	(51)%
Total operating expenses	$45,265	$44,469	$40,019	2%	11%
Income from continuing operations before taxes	$18,908	$20,854	$20,432	(9)%	2%
Provisions for income taxes	4,439	5,648	5,048	(21)	12
Income from continuing operations	$14,469	$15,206	$15,384	(5)%	(1)%
Income (loss) from discontinued operations, net of taxes	(149)	112	(68)	NM	NM
Noncontrolling interests	216	29	74	NM	(61)
Net income	$14,104	$15,289	$15,242	(8)%	—%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,709	$1,649	$1,601	4%	3%
Average assets	1,717	1,684	1,578	2	7
Return on average assets	0.82%	0.91%	0.97%
Efficiency ratio (Operating expenses/Total revenues)	64%	62%	54%
Total EOP loans	$540	$507	$450	7	13
Total EOP deposits	863	804	769	7	5

NM Not meaningful

GLOBAL CONSUMER BANKING

Global Consumer Banking (GCB) consists of Citigroup’s four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 4,008 branches in 39 countries around the world. For the year ended December 31, 2012, GCB had $387 billion of average assets and $322 billion of average deposits. Citi’s strategy is to focus on the top 150 cities globally that it believes have the highest growth potential in consumer banking. Consistent with this strategy, as announced in the fourth quarter of 2012 as part of its repositioning efforts, Citi intends to optimize its branch footprint and further concentrate its presence in major metropolitan areas. As of December 31, 2012, Citi had consumer banking operations in approximately 120, or 80%, of these cities.

				% Change	% Change
In millions of dollars except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$29,468	$29,683	$29,858	(1)%	(1)%
Non-interest revenue	10,746	9,512	9,511	13	—
Total revenues, net of interest expense	$40,214	$39,195	$39,369	3%	—%
Total operating expenses	$21,819	$21,408	$18,887	2%	13%
Net credit losses	$8,452	$10,840	$16,328	(22)%	(34)%
Credit reserve build (release)	(2,131)	(4,429)	(2,547)	52	(74)
Provisions for unfunded lending commitments	—	3	(3)	(100)	NM
Provision for benefits and claims	237	192	184	23	4
Provisions for credit losses and for benefits and claims	$6,558	$6,606	$13,962	(1)%	(53)%
Income from continuing operations before taxes	$11,837	$11,181	$6,520	6%	71%
Income taxes	3,733	3,509	1,551	6	NM
Income from continuing operations	$8,104	$7,672	$4,969	6%	54%
Noncontrolling interests	3	—	(9)	—	100
Net income	$8,101	$7,672	$4,978	6%	54%
Balance Sheet data (in billions of dollars)
Average assets	$387	$376	$353	3%	7%
Return on assets	2.09%	2.04%	1.41%
Efficiency ratio	54%	55%	48%
Total EOP assets	$402	$385	$374	4	3
Average deposits	322	314	299	3	5
Net credit losses as a percentage of average loans	2.95%	3.93%	6.22%
Revenue by business
Retail banking	$18,059	$16,398	$15,874	10%	3%
Cards (1)	22,155	22,797	23,495	(3)	(3)
Total	$40,214	$39,195	$39,369	3%	—%
Income from continuing operations by business
Retail banking	$2,986	$2,523	$3,052	18%	(17)%
Cards (1)	5,118	5,149	1,917	(1)	NM
Total	$8,104	$7,672	$4,969	6%	54%
Foreign Currency (FX) Translation Impact
Total revenue—as reported	$40,214	$39,195	$39,369	3%	—%
Impact of FX translation (2)	—	(742)	(153)
Total revenues—ex-FX	$40,214	$38,453	$39,216	5%	(2)%
Total operating expenses—as reported	$21,819	$21,408	$18,887	2%	13%
Impact of FX translation (2)	—	(494)	(134)
Total operating expenses—ex-FX	$21,819	$20,914	$18,753	4%	12%
Total provisions for LLR & PBC—as reported	$6,558	$6,606	$13,962	(1)%	(53)%
Impact of FX translation (2)	—	(167)	(19)
Total provisions for LLR & PBC—ex-FX	$6,558	$6,439	$13,943	2%	(54)%
Net income—as reported	$8,101	$7,672	$4,978	6%	54%
Impact of FX translation (2)	—	(102)	(17)
Net income—ex-FX	$8,101	$7,570	$4,961	7%	53%

(1)	Includes both Citi-branded cards and Citi retail services.
(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.
NM	Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small to mid-size businesses in the U.S. NA RCB’s approximate 1,000 retail bank branches as of December 31, 2012 are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, Dallas, Houston, San Antonio and Austin. As announced in the fourth quarter of 2012, as part of its repositioning efforts, Citi expects to optimize its branch network in North America and further concentrate its presence in major metropolitan areas. At December 31, 2012, NA RCB had approximately 12.4 million customer accounts, $42.7 billion of retail banking loans and $165.2 billion of deposits. In addition, NA RCB had approximately 102.1 million Citi-branded and Citi retail services credit card accounts, with $111.5 billion in outstanding card loan balances.

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$16,591	$16,915	$17,892	(2)%	(5)%
Non-interest revenue	4,490	3,244	3,855	38	(16)
Total revenues, net of interest expense	$21,081	$20,159	$21,747	5%	(7)%
Total operating expenses	$9,933	$9,690	$8,445	3%	15%
Net credit losses	$5,756	$8,101	$13,132	(29)%	(38)%
Credit reserve build (release)	(2,389)	(4,181)	(1,319)	43	NM
Provisions for benefits and claims	1	(1)	—	NM	—
Provision for unfunded lending commitments	70	62	57	13	9
Provisions for credit losses and for benefits and claims	$3,438	$3,981	$11,870	(14)%	(66)%
Income from continuing operations before taxes	$7,710	$6,488	$1,432	19%	NM
Income taxes	2,895	2,393	458	21	NM
Income from continuing operations	$4,815	$4,095	$974	18%	NM
Noncontrolling interests	1	—	—	—	—
Net income	$4,814	$4,095	$974	18%	NM
Balance Sheet data (in billions of dollars)
Average assets	$172	$165	$163	4%	1%
Return on average assets	2.80%	2.48%	0.60%
Efficiency ratio	47%	48%	39%
Average deposits	$154	$145	$145	6	—
Net credit losses as a percentage of average loans	3.83%	5.50%	8.71%
Revenue by business
Retail banking	$6,677	$5,113	$5,323	31%	(4)%
Citi-branded cards	8,323	8,730	9,695	(5)	(10)
Citi retail services	6,081	6,316	6,729	(4)	(6)
Total	$21,081	$20,159	$21,747	5%	(7)%
Income from continuing operations by business
Retail banking	$1,237	$463	$744	NM	(38)%
Citi-branded cards	2,080	2,151	(24)	(3)%	NM
Citi retail services	1,498	1,481	254	1	NM
Total	$4,815	$4,095	$974	18%	NM

NM Not meaningful

2012 vs. 2011
Net income increased 18%, mainly driven by higher mortgage revenues and a $2.3 billion decrease in net credit losses, partially offset by a $1.8 billion reduction in loan loss reserve releases.
     Revenues increased 5%, driven by a 38% increase in non-interest revenues from higher gains on sale of mortgages, partly offset by a 2% decline in net interest revenues. The higher gains on sale of mortgages were driven by high volumes of mortgage refinancing activity, due largely to the U.S. government’s Home Affordable Refinance Program (HARP), as well as higher margins resulting from the shift to retail as compared to third-party origination channels. Assuming the continued low interest rate environment, Citi believes the higher mortgage refinancing volumes could continue into the first half of 2013. Excluding mortgages, revenue from the retail banking business was essentially flat, as volume growth and improved mix in the deposit and lending portfolios was offset by significant spread compression. Citi expects spread compression to continue to negatively impact revenues during 2013.
     Cards revenues declined 4%. In Citi-branded cards, both average loans and net interest revenue declined year-over-year, reflecting continued increased payment rates resulting from consumer deleveraging and the impact of the look-back provisions of The Credit Card Accountability Responsibility and Disclosure Act (CARD Act).10 Citi expects the look-back provisions of the CARD Act will likely have a diminishing impact on the results of operations of its cards businesses during 2013. In Citi retail services, net interest revenues improved slightly but were offset by declining non-interest revenues, driven by improving credit and the resulting impact on contractual partner payments. Citi expects cards revenues could continue to be negatively impacted by higher payment rates for consumers, reflecting ongoing economic uncertainty and deleveraging as well as Citi’s shift to higher credit quality borrowers.
     As part of its U.S. Citi-branded cards business, Citibank, N.A. issues a co-branded credit card product with American Airlines, the Citi/AAdvantage card. AMR Corporation and certain of its subsidiaries, including American Airlines, Inc., filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in November 2011. On February 14, 2013, AMR Corporation and US Airways Group, Inc. announced that the boards of directors of both companies had approved a merger agreement under which the companies would be combined. For additional information, see “Risk Factors—Business and Operational Risks” below.
     Expenses increased 3%, primarily due to increased mortgage origination costs resulting from the higher retail channel mortgage volumes and $100 million of repositioning charges in the fourth quarter of 2012, partially offset by lower expenses in cards. Expenses continued to be impacted by elevated legal and related costs.
     Provisions decreased 14%, due to lower net credit losses in the cards portfolio partly offset by continued lower loan loss reserve releases ($2.4 billion in 2012 compared to $4.2 billion in 2011). Assuming no downturn in the U.S. economic environment, Citi believes credit trends have largely stabilized in the cards portfolios.

2011 vs. 2010
Net income increased $3.1 billion, driven by higher loan loss reserve releases and an improvement in net credit losses, partly offset by lower revenues and higher expenses.
     Revenues decreased 7% due to a decrease in net interest and non-interest revenues. Net interest revenue decreased 5%, driven primarily by lower cards net interest revenue, which was negatively impacted by the look-back provision of the CARD Act. In addition, net interest revenue for cards was negatively impacted by higher promotional balances and lower total average loans. Non-interest revenue decreased 16%, primarily due to lower gains from the sale of mortgage loans, as margins declined and Citi held more loans on-balance sheet, and declining revenues driven by improving credit and the resulting impact on contractual partner payments in Citi retail services. In addition, the decline in non-interest revenue reflected lower retail banking fee income.
     Expenses increased 15%, primarily driven by higher investment spending in the business during the second half of 2011, particularly in cards marketing and technology, and increases in litigation accruals related to the interchange fees litigation (see Note 28 to the Consolidated Financial Statements).
     Provisions decreased 66%, primarily due to a loan loss reserve release of $4.2 billion in 2011, compared to a loan loss reserve release of $1.3 billion in 2010, and lower net credit losses in the cards portfolios (cards net credit losses declined $5.0 billion, or 38%, from 2010).

____________________
10	The CARD Act requires a review once every six months for card accounts where the annual percentage rate (APR) has been increased since January 1, 2009 to assess whether changes in credit risk, market conditions or other factors merit a future decline in the APR.

EMEA REGIONAL CONSUMER BANKING

EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. As announced in the fourth quarter of 2012, as part of its repositioning efforts, Citi expects to either sell or significantly scale back its consumer operations in Turkey, Romania and Pakistan, and expects to further optimize its branch network in Hungary. At December 31, 2012, EMEA RCB had 228 retail bank branches with 3.9 million customer accounts, $5.1 billion in retail banking loans and $13.2 billion in deposits. In addition, the business had 2.8 million Citi-branded card accounts with $2.9 billion in outstanding card loan balances.

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$1,040	$947	$936	10%	1%
Non-interest revenue	476	611	623	(22)	(2)
Total revenues, net of interest expense	$1,516	$1,558	$1,559	(3)%	—%
Total operating expenses	$1,434	$1,343	$1,225	7%	10%
Net credit losses	$105	$172	$315	(39)%	(45)%
Credit reserve build (release)	(5)	(118)	(118)	96	—
Provision for unfunded lending commitments	(1)	4	(3)	NM	NM
Provisions for credit losses	$99	$58	$194	71%	(70)%
Income from continuing operations before taxes	$(17)	$157	$140	NM	12%
Income taxes	1	62	43	(98)	44
Income from continuing operations	$(18)	$95	$97	NM	(2)%
Noncontrolling interests	4	—	(1)	—	100
Net income	$(22)	$95	$98	NM	(3)%
Balance Sheet data (in billions of dollars)
Average assets	$9	$10	10	(10)%	—%
Return on average assets	(0.24)%	0.95%	0.98%
Efficiency ratio	95%	86%	79%
Average deposits	$12.6	$12.5	$13.7	1	(9)
Net credit losses as a percentage of average loans	1.40%	2.37%	4.42%
Revenue by business
Retail banking	$889	$890	$878	—	1%
Citi-branded cards	627	668	681	(6)	(2)
Total	$1,516	$1,558	$1,559	(3)%	—%
Income (loss) from continuing operations by business
Retail banking	$(81)	$(37)	$(59)	NM	37%
Citi-branded cards	63	132	156	(52)	(15)
Total	$(18)	$95	$97	NM	(2)%
Foreign Currency (FX) Translation Impact
Total revenue—as reported	$1,516	$1,558	$1,559	(3)%	—%
Impact of FX translation (1)	—	(75)	(55)
Total revenues—ex-FX	$1,516	$1,483	$1,504	2%	(1)%
Total operating expenses—as reported	$1,434	$1,343	$1,225	7%	10%
Impact of FX translation (1)	—	(66)	(34)
Total operating expenses—ex-FX	$1,434	$1,277	$1,191	12%	7%
Provisions for credit losses—as reported	$99	$58	$194	71%	(70)%
Impact of FX translation (1)	—	(2)	(7)
Provisions for credit losses—ex-FX	$99	$56	$187	77%	(70)%
Net income—as reported	$(22)	$95	$98	NM	(3)%
Impact of FX translation (1)	—	(11)	(13)
Net income—ex-FX	$(22)	$84	$85	NM	(1)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.
NM	Not meaningful

The discussion of the results of operations for EMEA RCB below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of EMEA RCB’s results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2012 vs. 2011
The net loss of $22 million compared to net income of $84 million in 2011 was mainly due to higher operating expenses and lower loan loss reserve releases, partially offset by higher revenues.
     Revenues increased 2%, with growth across the major products, including strong growth in Russia. Year-over-year, cards purchase sales increased 12%, investment sales increased 15% and retail loan volume increased 17%. Revenue growth year-over-year was partly offset by the absence of Akbank, Citi’s equity investment in Turkey, which was moved to Corporate/Other in the first quarter of 2012. Net interest revenue increased 17%, driven by the absence of Akbank investment funding costs and growth in average deposits of 5%, average retail loans of 16% and average cards loans of 6%, partially offset by spread compression. Interest rate caps on credit cards, particularly in Turkey and Poland, the continued liquidation of a higher yielding non-strategic retail banking portfolio and the continued low interest rate environment were the main contributors to the lower spreads. Citi expects spread compression to continue to negatively impact revenues in this business during 2013. Non-interest revenue decreased 20%, mainly reflecting the absence of Akbank.
     Expenses grew 12%, primarily due to the $57 million of fourth quarter of 2012 repositioning charges in Turkey, Romania and Pakistan and the impact of continued investment spending on new internal operating platforms during the year.
     Provisions increased $43 million due to lower loan loss reserve releases, partially offset by lower net credit losses across most countries. Net credit losses continued to decline, decreasing 36% due to the ongoing improvement in credit quality and the move toward lower-risk customers. Citi believes that net credit losses in EMEA RCB have largely stabilized and assuming the underlying core portfolio continues to grow in 2013, credit costs could begin to rise.

2011 vs. 2010
Net income decreased 1%, as an improvement in credit costs was offset by higher expenses from increased investment spending and lower revenues.
     Revenues decreased 1%, driven by the liquidation of higher yielding non-strategic customer portfolios and a lower contribution from Akbank. Net interest revenue declined 1% due to the decline in the higher yielding non-strategic retail banking portfolio and spread compression in the Citi-branded cards portfolio. Interest rate caps on credit cards, particularly in Turkey and Poland, contributed to the lower spreads in the cards portfolio. Non-interest revenue decreased 2%, mainly reflecting the lower contribution from Akbank. Despite the negative impacts to revenues described above, underlying businesses showed growth, with investment sales up 28% from the prior year and cards purchase sales up 15%.
     Expenses increased 7% due to the impact of account acquisition, focused investment spending and higher transactional expenses, partly offset by continued savings initiatives.
     Provisions decreased 70%, driven by a reduction in net credit losses. Net credit losses decreased 46%, reflecting the continued credit quality improvement during the year, stricter underwriting criteria and the move to lower-risk products.

LATIN AMERICA REGIONAL CONSUMER BANKING

Latin America Regional Consumer Banking (Latin America RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with over 1,700 branches. As announced in the fourth quarter of 2012, as part of its repositioning efforts, Citi expects to either sell or significantly scale back consumer operations in Paraguay and Uruguay, and expects to further optimize its branch network in Brazil. At December 31, 2012, Latin America RCB had 2,181 retail branches, with approximately 31.8 million customer accounts, $28.3 billion in retail banking loans and $48.6 billion in deposits. In addition, the business had approximately 12.9 million Citi-branded card accounts with $14.8 billion in outstanding loan balances.

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$6,695	$6,456	$5,953	4%	8%
Non-interest revenue	3,007	3,013	2,714	—	11
Total revenues, net of interest expense	$9,702	$9,469	$8,667	2%	9%
Total operating expenses	$5,702	$5,756	$5,139	(1)%	12%
Net credit losses	$1,750	$1,684	$1,868	4%	(10)%
Credit reserve build (release)	299	(67)	(823)	NM	92
Provision for benefits and claims	167	130	127	28	2
Provisions for loan losses and for benefits and claims (LLR & PBC)	$2,216	$1,747	$1,172	27%	49%
Income from continuing operations before taxes	$1,784	$1,966	$2,356	(9)%	(17)%
Income taxes	274	388	568	(29)	(32)
Income from continuing operations	$1,510	$1,578	$1,788	(4)%	(12)%
Noncontrolling interests	(2)	—	(8)	—	100
Net income	$1,512	$1,578	$1,796	(4)%	(12)%
Balance Sheet data (in billions of dollars)
Average assets	$80	$80	$72	—%	11%
Return on average assets	1.89%	1.97%	2.50%
Efficiency ratio	59%	61%	59%
Average deposits	$45.0	$45.8	$40.3	(2)	14
Net credit losses as a percentage of average loans	4.34%	4.69%	6.14%
Revenue by business
Retail banking	$5,766	$5,468	$5,016	5%	9%
Citi-branded cards	3,936	4,001	3,651	(2)	10
Total	$9,702	$9,469	$8,667	2%	9%
Income from continuing operations by business
Retail banking	$861	$902	$927	(5)%	(3)%
Citi-branded cards	649	676	861	(4)	(21)
Total	$1,510	$1,578	$1,788	(4)%	(12)%
Foreign Currency (FX) Translation Impact
Total revenue—as reported	$9,702	$9,469	$8,667	2%	9%
Impact of FX translation (1)	—	(569)	(335)
Total revenues—ex-FX	$9,702	$8,900	$8,332	9%	7%
Total operating expenses—as reported	$5,702	$5,756	$5,139	(1)%	12%
Impact of FX translation (1)	—	(367)	(233)
Total operating expenses—ex-FX	$5,702	$5,389	$4,906	6%	10%
Provisions for LLR & PBC—as reported	$2,216	$1,747	$1,172	27%	49%
Impact of FX translation (1)	—	(156)	(57)
Provisions for LLR & PBC—ex-FX	$2,216	$1,591	$1,115	39%	43%
Net income—as reported	$1,512	$1,578	$1,796	(4)%	(12)%
Impact of FX translation (1)	—	(66)	(39)
Net income—ex-FX	$1,512	$1,512	$1,757	—%	(14)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.
NM	Not meaningful

The discussion of the results of operations for Latin America RCB below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Latin America RCB’s results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2012 vs. 2011
Net income was flat to the prior year as higher revenues were offset by higher credit costs and repositioning charges.
     Revenues increased 9%, primarily due to strong revenue growth in Mexico and higher volumes, mostly related to personal loans and credit cards. However, continued regulatory pressure involving foreign exchange controls and related measures in Argentina and Venezuela is expected to negatively impact revenues in the near term. Net interest revenue increased 10% due to increased volumes, partially offset by continued spread compression. Citi expects spread compression to continue to negatively impact revenues in this business during 2013. Non-interest revenue increased 7%, primarily due to increased business volumes in the private pension fund and insurance businesses.
     Expenses increased 6%, primarily due to $131 million of repositioning charges in the fourth quarter of 2012, higher volume-driven expenses and increased legal and related costs.
     Provisions increased 39%, primarily due to increased loan loss reserve builds driven by underlying business volume growth, primarily in Mexico and Colombia. In addition, net credit losses increased in the retail portfolios, primarily in Mexico, reflecting volume growth. Citi believes that net credit losses in Latin America will likely continue to trend higher as various loan portfolios continue to mature.

2011 vs. 2010
Net income declined 14% as higher revenues were more than offset by higher expenses and higher credit costs.
     Revenues increased 7% primarily due to higher volumes. Net interest revenue increased 6% driven by the continued growth in lending and deposit volumes, partially offset by spread compression driven in part by the continued move toward customers with a lower risk profile and stricter underwriting criteria, especially in the Citi-branded cards portfolio. Non-interest revenue increased 8%, primarily driven by an increase in banking fee income from credit card purchase sales.
     Expenses increased 10% due to higher volumes and investment spending, including increased marketing and customer acquisition costs as well as new branches, partially offset by continued savings initiatives. The increase in the level of investment spending in the business was largely completed at the end of 2011.
     Provisions increased 43%, reflecting lower loan loss reserve releases. Net credit losses declined 13%, driven primarily by improvements in the Mexico cards portfolio due to the move toward customers with a lower-risk profile and stricter underwriting criteria.

ASIA REGIONAL CONSUMER BANKING

Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in Korea, Australia, Singapore, Japan, Taiwan, Hong Kong, India and Indonesia. As announced in the fourth quarter of 2012, as part of its repositioning efforts, Citi expects to optimize its branch network and further concentrate its presence in major metropolitan areas. The markets affected by the reductions include Hong Kong and Korea. At December 31, 2012, Asia RCB had approximately 600 retail branches, 16.9 million customer accounts, $69.7 billion in retail banking loans and $110 billion in deposits. In addition, the business had approximately 16.0 million Citi-branded card accounts with $20.4 billion in outstanding loan balances.

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$5,142	$5,365	$5,077	(4)%	6%
Non-interest revenue	2,773	2,644	2,319	5	14
Total revenues, net of interest expense	$7,915	$8,009	$7,396	(1)%	8%
Total operating expenses	$4,750	$4,619	$4,078	3%	13%
Net credit losses	$841	$883	$1,013	(5)%	(13)%
Credit reserve build (release)	(36)	(63)	(287)	43	78
Provisions for loan losses	$805	820	726	(2)%	13%
Income from continuing operations before taxes	$2,360	$2,570	$2,592	(8)%	(1)%
Income taxes	563	666	482	(15)	38
Income from continuing operations	$1,797	$1,904	$2,110	(6)%	(10)%
Noncontrolling interests	—	—	—	—	—
Net income	$1,797	$1,904	$2,110	(6)%	(10)%
Balance Sheet data (in billions of dollars)
Average assets	$126	$122	$108	3%	13%
Return on average assets	1.43%	1.56%	1.96%
Efficiency ratio	60%	58%	55%
Average deposits	$110.8	$110.5	$99.8	—	11
Net credit losses as a percentage of average loans	0.95%	1.03%	1.37%
Revenue by business
Retail banking	$4,727	$4,927	$4,657	(4)%	6%
Citi-branded cards	3,188	3,082	2,739	3	13
Total	$7,915	$8,009	$7,396	(1)%	8%
Income from continuing operations by business
Retail banking	$969	$1,195	$1,440	(19)%	(17)%
Citi-branded cards	828	709	670	17	6
Total	$1,797	$1,904	$2,110	(6)%	(10)%
Foreign Currency (FX) Translation Impact
Total revenue—as reported	$7,915	$8,009	$7,396	(1)%	8%
Impact of FX translation (1)	—	(98)	237
Total revenues—ex-FX	$7,915	$7,911	$7,633	—%	4%
Total operating expenses—as reported	$4,750	$4,619	$4,078	3%	13%
Impact of FX translation (1)	—	(61)	133
Total operating expenses—ex-FX	$4,750	$4,558	$4,211	4%	8%
Provisions for loan losses—as reported	$805	$820	$726	(2)%	13%
Impact of FX translation (1)	—	(9)	45
Provisions for loan losses—ex-FX	$805	$811	$771	(1)%	5%
Net income—as reported	$1,797	$1,904	$2,110	(6)%	(10)%
Impact of FX translation (1)	—	(25)	35
Net income—ex-FX	$1,797	$1,879	$2,145	(4)%	(12)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.
NM	Not meaningful

The discussion of the results of operations for Asia RCB below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Asia RCB’s results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2012 vs. 2011
Net income decreased 4% primarily due to higher expenses.
     Revenues were flat year-over-year. Net interest revenue decreased 3%, as the benefit of higher loan and deposit balances was offset by spread compression, mainly in retail lending. Spread compression continued to reflect improvements in the customer risk profile, stricter underwriting criteria and certain regulatory changes in Korea where, as previously disclosed, policy actions, including rate caps and other initiatives, have been implemented to slow the growth of consumer credit in that market, thus impacting volume growth, lending rates and fees. Spread compression is expected to continue to have a negative impact on net interest revenue as regulatory pressure and low interest rates persist. Non-interest revenue increased 6%, reflecting growth in Citi-branded cards purchase sales, partially offset by a decrease in revenue from foreign exchange products. Despite the continued spread compression and regulatory changes in the region, the underlying business metrics continued to grow, with average retail loans up 6% and average card loans up 2%.
     Expenses increased 4%, primarily due to approximately $78 million of repositioning charges in the fourth quarter of 2012, largely in Korea, and increased investment spending, including China cards and branches, higher volume-driven expenses and increased regulatory costs.
     Provisions decreased 1%, reflecting continued overall credit quality improvement. Net credit losses continued to improve, declining 3% due to the ongoing improvement in credit quality. Citi believes that net credit losses in Asia RCB will largely remain stable, with increases largely in line with portfolio growth.

2011 vs. 2010
Net income decreased 12%, driven by higher operating expenses, lower loan loss reserve releases and a higher effective tax rate, partially offset by higher revenue. The higher effective tax rate was due to lower tax benefits Accounting Principles Bulletin (APB) 23 and a tax charge of $66 million due to a write-down in the value of deferred tax assets due to a change in the tax law, each in Japan.
     Revenues increased 4%, primarily driven by higher business volumes, partially offset by continued spread compression and $65 million of net charges relating to the repurchase of certain Lehman structured notes. Net interest revenue increased 1%, as investment initiatives and economic growth in the region drove higher lending and deposit volumes. Spread compression continued to partly offset the benefit of higher balances and continued to be driven by stricter underwriting criteria, resulting in a lowering of the risk profile for personal and other loans. Non-interest revenue increased 10%, primarily due to a 9% increase in Citi-branded cards purchase sales and higher revenues from foreign exchange products, partially offset by a 16% decrease in investment sales, particularly in the second half of 2011, and the net charges for the repurchase of certain Lehman structured notes.
     Expenses increased 8%, due to investment spending, growth in business volumes, repositioning charges and higher legal and related costs, partially offset by ongoing productivity savings.
     Provisions increased 5% as lower loan loss reserve releases were partially offset by lower net credit losses. The increase in provisions reflected increasing volumes in the region, partially offset by continued credit quality improvement. India was a significant driver of the improvement in credit quality, as it continued to de-risk elements of its legacy portfolio.

INSTITUTIONAL CLIENTS GROUP

Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading of loans and securities, institutional brokerage, underwriting, lending and advisory services. ICG’s international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At December 31, 2012, ICG had approximately $1.1 trillion of assets and $523 billion of deposits.

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Commissions and fees	$4,318	$4,449	$4,267	(3)%	4%
Administration and other fiduciary fees	2,790	2,775	2,753	1	1
Investment banking	3,618	3,029	3,520	19	(14)
Principal transactions	4,130	4,873	5,566	(15)	(12)
Other	(85)	1,821	1,686	NM	8
Total non-interest revenue	$14,771	$16,947	$17,792	(13)%	(5)%
Net interest revenue (including dividends)	15,829	15,055	15,415	5	(2)
Total revenues, net of interest expense	$30,600	$32,002	$33,207	(4)%	(4)%
Total operating expenses	$20,232	$20,768	$19,626	(3)%	6%
Net credit losses	$282	$619	$573	(54)%	8%
Provision (release) for unfunded lending commitments	39	89	(29)	(56)	NM
Credit reserve build (release)	(45)	(556)	(626)	92	11
Provisions for loan losses and benefits and claims	$276	$152	$(82)	82%	NM
Income from continuing operations before taxes	$10,092	$11,082	$13,663	(9)%	(19)%
Income taxes	2,102	2,820	3,490	(25)	(19)
Income from continuing operations	$7,990	$8,262	$10,173	(3)%	(19)%
Noncontrolling interests	128	56	131	NM	(57)
Net income	$7,862	$8,206	$10,042	(4)%	(18)%
Average assets (in billions of dollars)	$1,042	$1,024	$949	2%	8%
Return on average assets	0.75%	0.80%	1.06%
Efficiency ratio	66%	65%	59%
Revenues by region
North America	$8,668	$10,002	$11,878	(13)%	(16)%
EMEA	9,993	10,707	10,205	(7)	5
Latin America	4,816	4,083	4,084	18	—
Asia	7,123	7,210	7,040	(1)	2
Total revenues	$30,600	$32,002	$33,207	(4)%	(4)%
Income from continuing operations by region
North America	$1,481	$1,459	$2,985	2%	(51)%
EMEA	2,598	3,130	3,029	(17)	3
Latin America	1,962	1,613	1,756	22	(8)
Asia	1,949	2,060	2,403	(5)	(14)
Total income from continuing operations	$7,990	$8,262	$10,173	(3)%	(19)%
Average loans by region (in billions of dollars)
North America	$83	$69	$67	20%	3%
EMEA	53	47	38	13	24
Latin America	35	29	23	21	26
Asia	63	52	36	21	44
Total average loans	$234	$197	$164	19%	20%

NM Not meaningful

SECURITIES AND BANKING

Securities and Banking (S&B) offers a wide array of investment and commercial banking services and products for corporations, governments, institutional and public sector entities, and high-net-worth individuals. S&B transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity, and commodity products. S&B includes investment banking and advisory services, lending, debt and equity sales and trading, institutional brokerage, derivative services and private banking.
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

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$9,676	$9,123	$9,728	6%	(6)%
Non-interest revenue	10,067	12,300	13,394	(18)	(8)
Revenues, net of interest expense	$19,743	$21,423	$23,122	(8)%	(7)%
Total operating expenses	14,444	15,013	14,628	(4)	3
Net credit losses	168	602	567	(72)	6
Provision (release) for unfunded lending commitments	33	86	(29)	(62)	NM
Credit reserve build (release)	(79)	(572)	(562)	86	(2)
Provisions for credit losses	$122	$116	$(24)	5%	NM
Income before taxes and noncontrolling interests	$5,177	$6,294	$8,518	(18)%	(26)%
Income taxes	682	1,381	1,967	(51)	(30)
Income from continuing operations	$4,495	$4,913	$6,551	(9)%	(25)%
Noncontrolling interests	111	37	110	NM	(66)
Net income	$4,384	$4,876	$6,441	(10)%	(24)%
Average assets (in billions of dollars)	$904	$894	$842	1%	6%
Return on average assets	0.48%	0.55%	0.77%
Efficiency ratio	73%	70%	63%
Revenues by region
North America	$6,104	$7,558	$9,393	(19)%	(20)%
EMEA	6,417	7,221	6,849	(11)	5
Latin America	3,019	2,370	2,554	27	(7)
Asia	4,203	4,274	4,326	(2)	(1)
Total revenues	$19,743	$21,423	$23,122	(8)%	(7)%
Income from continuing operations by region
North America	$1,011	$1,044	$2,495	(3)%	(58)%
EMEA	1,354	2,000	1,811	(32)	10
Latin America	1,308	974	1,093	34	(11)
Asia	822	895	1,152	(8)	(22)
Total income from continuing operations	$4,495	$4,913	$6,551	(9)%	(25)%
Securities and Banking revenue details (excluding CVA/DVA)
Total investment banking	$3,641	$3,310	$3,828	10%	(14)%
Fixed income markets	13,961	10,891	14,265	28	(24)
Equity markets	2,418	2,402	3,710	1	(35)
Lending	997	1,809	971	(45)	86
Private bank	2,314	2,138	2,009	8	6
Other Securities and Banking	(1,101)	(859)	(1,262)	(28)	32
Total Securities and Banking revenues (ex-CVA/DVA)	$22,230	$19,691	$23,521	13%	(16)%
CVA/DVA	$(2,487)	$1,732	$(399)	NM	NM
Total revenues, net of interest expense	$19,743	$21,423	$23,122	(8)%	(7)%

NM Not meaningful

2012 vs. 2011
Net income decreased 10%. Excluding $2.5 billion of negative CVA/DVA (see table below), net income increased 56%, primarily driven by a 13% increase in revenues.
     Revenues decreased 8%, driven by the negative CVA/DVA and mark-to-market losses on hedges related to accrual loans. Excluding CVA/DVA:

  Revenues increased 13%, reflecting higher revenues in most major S&B businesses. Overall, Citi gained wallet share during 2012 in most major products and regions, while maintaining what it believes to be a disciplined risk appetite for the market environment.
  Fixed income markets revenues increased 28%, reflecting strong performance in rates and currencies and higher revenues in credit-related and securitized products. These results reflected an improved market environment and more balanced trading flows, particularly in the second half of 2012. Rates and currencies performance reflected strong client and trading results in G-10 FX, G-10 rates and Citi’s local markets franchise. Credit products, securitized markets and municipals products experienced improved trading results, particularly in the second half of 2012, compared to the prior-year period. Citi’s position serving corporate clients for markets products also contributed to the strength and diversity of client flows.
  Equity markets revenues increased 1%, due to improved derivatives performance as well as the absence of proprietary trading losses in 2011, partially offset by lower cash equity volumes that impacted the industry as a whole. Citi’s improved performance in derivatives reflected improved trading and continued progress in capturing additional client wallet share.
  Investment banking revenues increased 10%, reflecting increases in debt underwriting and advisory revenues, partially offset by lower equity underwriting revenues. Debt underwriting revenues rose 18%, driven by increases in investment grade and high yield bond issuances. Advisory revenues increased 4%, despite the overall reduction in market activity during the year. Equity underwriting revenues declined 7%, driven by lower levels of market and client activity.
  Lending revenues decreased 45%, driven by the mark-to-market losses on hedges related to accrual loans (see table below). The loss on lending hedges compared to a gain in the prior year, resulted from CDS spreads narrowing during 2012. Excluding lending hedges related to accrual loans, lending revenues increased 31%, primarily driven by growth in the Corporate loan portfolio and improved spreads in most regions.
  Private Bank revenues increased 8%, driven by growth in client assets as a result of client acquisition and development efforts in Citi’s targeted client segments. Deposit volumes, investment assets under management and loans all increased, while pricing and product mix optimization initiatives offset underlying spread compression across products.

     Expenses decreased 4%. Excluding repositioning charges of $349 million in 2012 (including $237 million in the fourth quarter of 2012) compared to $267 million in 2011, expenses also decreased 4%, driven by efficiency savings from ongoing re-engineering programs and lower compensation costs. The repositioning efforts in S&B announced in the fourth quarter of 2012 are designed to streamline S&B’s client coverage model and improve overall productivity.
     Provisions increased 5% to $122 million, primarily reflecting lower loan loss reserve releases, partially offset by lower net credit losses, both due to portfolio stabilization.

2011 vs. 2010
Net income decreased 24%. Excluding $1.7 billion of positive CVA/DVA (see table below), net income decreased 43%, primarily driven by lower revenues in most products and higher expenses.
     Revenues decreased 7%, driven by lower revenues partially offset by positive CVA/DVA resulting from the widening of Citi’s credit spreads in 2011. Excluding CVA/DVA:

  Revenues decreased 16%, reflecting lower revenues in fixed income markets, equity markets and investment banking revenues.
  Fixed income markets revenues decreased 24%, due to significant year-over-year declines in spread products and, to a lesser extent, a decline in rates and currencies reflecting adverse market conditions, particularly during the second half of 2011 when the trading environment was significantly more challenging. The declines in trading volumes made hedging and market-making more challenging, particularly in less liquid products such as credit, securitized markets, and municipals. Citi’s concerted effort to reduce overall risk positions to respond to a decline in liquidity, particularly in the latter half of 2011, also contributed to the decrease.
  Equity markets revenues decreased 35%, driven by declining revenues in equity proprietary trading as positions in the business were wound down, a decline in equity derivatives revenues and, to a lesser extent, a decline in cash equities. The wind-down of Citi’s equity proprietary trading was completed at the end of 2011. Also, equity markets experienced adverse market conditions during the second half of 2011.
  Investment banking revenues decreased 14%, as the macroeconomic concerns and market uncertainty drove lower volumes in debt and equity issuance and declines in equity underwriting, debt underwriting, and advisory revenues. Equity underwriting revenues declined 28%, largely driven by the absence of strong IPO activity in Asia in the fourth quarter of 2010. Debt underwriting declined 10%, primarily due to lower bond issuance activity. Advisory revenues declined 5%, due to lower levels of client activity.
  Lending revenues increased 86%, driven by a mark-to-market gain in hedges related to accrual loans (see table below), resulting from CDS spreads widening during 2011. Excluding lending hedges related to accrual loans, lending revenues increased 25%, primarily due to growth in the Corporate loan portfolio in all regions.
  Private Bank revenues increased 6%, driven by growth in both lending and deposit products and improved customer spreads.

     Expenses increased 3%, primarily due to investment spending, which largely occurred in the first half of 2011, relating to new hires and technology investments. The increase in expenses was also driven by higher repositioning charges and the negative impact of FX translation (which contributed approximately 2% to the expense growth), partially offset by productivity saves and reduced incentive compensation due to business results. The increase in the level of investment spending in S&B was largely completed at the end of 2011.
     Provisions increased $140 million, primarily due to builds in the allowance for unfunded lending commitments as a result of portfolio growth and higher net credit losses.

In millions of dollars	2012	2011	2010
S&B CVA/DVA
Fixed Income Markets	$(2,047)	$1,368	$(187)
Equity Markets	(424)	355	(207)
Private Bank	(16)	9	(5)
Total S&B CVA/DVA	$(2,487)	$1,732	$(399)
S&B Hedges on Accrual
Loans gain (loss) (1)	$(698)	$519	$(65)

(1)	Hedges on S&B accrual loans reflect the mark-to-market on credit derivatives used to hedge the corporate loan accrual portfolio. The fixed premium cost of these hedges is included (netted against) the core lending revenues to reflect the cost of the credit protection.

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

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$6,153	$5,932	$5,687	4%	4%
Non-interest revenue	4,704	4,647	4,398	1	6
Total revenues, net of interest expense	$10,857	$10,579	$10,085	3%	5
Total operating expenses	5,788	5,755	4,998	1	15
Provisions (releases) for credit losses and for benefits and claims	154	36	(58)	NM	NM
Income before taxes and noncontrolling interests	$4,915	$4,788	$5,145	3%	(7)%
Income taxes	1,420	1,439	1,523	(1)	(6)
Income from continuing operations	3,495	3,349	3,622	4	(8)
Noncontrolling interests	17	19	21	(11)	(10)
Net income	$3,478	$3,330	$3,601	4%	(8)%
Average assets (in billions of dollars)	$138	$130	$107	6%	21
Return on average assets	2.52%	2.56%	3.37%
Efficiency ratio	53%	54%	50%
Revenues by region
North America	$2,564	$2,444	$2,485	5%	(2)%
EMEA	3,576	3,486	3,356	3	4
Latin America	1,797	1,713	1,530	5	12
Asia	2,920	2,936	2,714	(1)	8
Total revenues	$10,857	$10,579	$10,085	3%	5%
Income from continuing operations by region
North America	$470	$415	$490	13%	(15)%
EMEA	1,244	1,130	1,218	10	(7)
Latin America	654	639	663	2	(4)
Asia	1,127	1,165	1,251	(3)	(7)
Total income from continuing operations	$3,495	$3,349	$3,622	4%	(8)%
Foreign Currency (FX) Translation Impact
Total revenue—as reported	$10,857	$10,579	$10,085	3%	5%
Impact of FX translation (1)	—	(254)	(84)
Total revenues—ex-FX	$10,857	$10,325	$10,001	5%	3%
Total operating expenses—as reported	$5,788	$5,755	$4,998	1%	15%
Impact of FX translation (1)	—	(64)	(3)
Total operating expenses—ex-FX	$5,788	$5,691	$4,995	2%	14%
Net income—as reported	$3,478	$3,330	$3,601	4%	(8)%
Impact of FX translation (1)	—	(173)	(65)
Net income—ex-FX	$3,478	$3,157	$3,536	10%	(11)%
Key indicators (in billions of dollars)
Average deposits and other customer liability balances—as reported	$404	$364	$334	11%	9%
Impact of FX translation (1)	—	(6)	1
Average deposits and other customer liability balances—ex-FX	$404	$358	$335	13%	7%
EOP assets under custody (2) (in trillions of dollars)	$13.2	$12.0	$12.3	10%	(2)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.
(2)	Includes assets under custody, assets under trust and assets under administration.
NM	Not meaningful

The discussion of the results of operations for Transaction Services below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Transaction Services’ results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2012 vs. 2011
Net income increased 10%, reflecting growth in revenues, partially offset by higher expenses and credit costs.
     Revenues increased 5% as higher trade loan and deposit balances were partially offset by continued spread compression and lower market volumes. Treasury and Trade Solutions revenues were up 8%, driven by growth in trade as end-of-period trade loans grew 23%. Cash management revenues also grew, reflecting growth in deposit balances and fees, partially offset by continued spread compression due to the continued low interest rate environment. Securities and Fund Services revenues decreased 2%, primarily driven by lower market volumes as well as spread compression on deposits. Citi expects spread compression will continue to negatively impact Transaction Services.
     Expenses increased 2%. Excluding repositioning charges of $134 million in 2012 (including $95 million in the fourth quarter of 2012) compared to $60 million in 2011, expenses were flat, primarily driven by incremental investment spending and higher legal and related costs, offset by efficiency savings.
     Average deposits and other customer liabilities grew 13%, driven by focused deposit building activities as well as continued market demand for U.S. dollar deposits (for additional information on Citi’s deposits, see “Capital Resources and Liquidity—Funding and Liquidity” below).

2011 vs. 2010
Net income decreased 11%, as higher expenses, driven by investment spending, outpaced revenue growth.
     Revenues grew 3%, driven primarily by international growth, as improvement in fees and increased deposit balances more than offset the continued spread compression. Treasury and Trade Solutions revenues increased 4%, driven primarily by growth in the trade and commercial cards businesses and increased deposits, partially offset by the impact of the continued low rate environment. Securities and Fund Services revenues increased 1%, primarily due to growth in transaction and settlement volumes, driven in part by the increase in activity resulting from market volatility, and new client mandates.
     Expenses increased 14%, reflecting investment spending and higher business volumes, partially offset by productivity savings.
     Average deposits and other customer liabilities grew 7% and included the shift to operating balances as the business continued to emphasize more stable, lower cost deposits as a way to mitigate spread compression (for additional information on Citi’s deposits, see “Capital Resources and Liquidity—Funding and Liquidity” below).

CORPORATE/OTHER

Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At December 31, 2012, this segment had approximately $249 billion of assets, or 13%, of Citigroup’s total assets, consisting primarily of Citi’s liquidity portfolio (approximately $46 billion of cash and cash equivalents and $145 billion of liquid available-for-sale securities, each as of December 31, 2012).

In millions of dollars	2012	2011	2010
Net interest revenue	$(271)	$26	$828
Non-interest revenue	463	859	926
Revenues, net of interest expense	$192	$885	$1,754
Total operating expenses	$3,214	$2,293	$1,506
Provisions for loan losses and for benefits and claims	(1)	1	(1)
Loss from continuing operations before taxes	$(3,021)	$(1,409)	$249
Benefits for income taxes	(1,396)	(681)	7
Income (loss) from continuing operations	$(1,625)	$(728)	$242
Income (loss) from discontinued operations, net of taxes	(149)	112	(68)
Net income (loss) before attribution of noncontrolling interests	$(1,774)	$(616)	$174
Noncontrolling interests	85	(27)	(48)
Net income (loss)	$(1,859)	$(589)	$222

2012 vs. 2011
The net loss increased by $1.3 billion due to a decrease in revenues and an increase in repositioning charges and legal and related expenses. The net loss increased despite a $582 million tax benefit related to the resolution of certain tax audit items in the third quarter of 2012 (see the “Executive Summary” above for a discussion of this tax benefit as well as the impact of minority investments on the results of operations of Corporate/Other during 2012, also as discussed below).
     Revenues decreased $693 million, driven by an other-than-temporary impairment of pretax $(1.2) billion on Citi’s investment in Akbank and a loss of pretax $424 million on the partial sale of Akbank, as well as lower investment yields on Citi’s treasury portfolio and the negative impact of hedging activities. These negative impacts to revenues were partially offset by an aggregate pretax gain on the sales of Citi’s remaining interest in HDFC and its interest in SPDB.
     Expenses increased by $921 million, largely driven by higher legal and related costs, as well as higher repositioning charges, including $253 million in the fourth quarter of 2012.

2011 vs. 2010
The net loss of $589 million reflected a decline of $811 million compared to net income of $222 million in 2010. This decline was primarily due to lower revenues and higher expenses.
     Revenues decreased $869 million, primarily driven by lower investment yields on Citi’s treasury portfolio and lower gains on sales of available-for-sale securities, partially offset by gains on hedging activities and the gain on the sale of a portion of Citi’s holdings in HDFC (see the “Executive Summary” above).
     Expenses increased $787 million, due to higher legal and related costs and investment spending, primarily in technology.

CITI HOLDINGS

Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses and consists of Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.
     Consistent with its strategy, Citi intends to continue to exit these businesses and portfolios as quickly as practicable in an economically rational manner. Citi Holdings assets have declined by approximately $302 billion since the end of 2009. To date, the decrease in Citi Holdings assets has been primarily driven by asset sales and business dispositions, as well as portfolio run-off and pay-downs. Asset levels have also been impacted, and will continue to be impacted, by charge-offs and fair value marks as and when appropriate. Citi expects the wind-down of the assets in Citi Holdings will continue, although likely at a slower pace than experienced over the past several years as Citi has already disposed of some of the larger operating businesses within Citi Holdings (see also “Risk Factors—Business and Operational Risks” below).
     As of December 31, 2012, Citi Holdings assets were approximately $156 billion, a decrease of approximately 31% year-over-year and a decrease of 9% from September 30, 2012. The decline in assets of $69 billion in 2012 was composed of a decline of approximately $17 billion related to MSSB (primarily consisting of $6.6 billion related to the sale of Citi’s 14% interest and impairment on the remaining investment and approximately $11 billion of margin loans), $18 billion of other asset sales and business dispositions, $30 billion of run-off and pay-downs and $4 billion of charge-offs and fair value marks. Citi Holdings represented approximately 8% of Citi’s assets as of December 31, 2012, while Citi Holdings risk-weighted assets (as defined under current regulatory guidelines) of approximately $144 billion at December 31, 2012 represented approximately 15% of Citi’s risk-weighted assets as of that date.

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$2,577	$3,683	$8,085	(30)%	(54)%
Non-interest revenue	(3,410)	2,588	4,186	NM	(38)
Total revenues, net of interest expense	$(833)	$6,271	$12,271	NM	(49)%
Provisions for credit losses and for benefits and claims
Net credit losses	$5,842	$8,576	$13,958	(32)%	(39)%
Credit reserve build (release)	(1,551)	(3,277)	(2,494)	53	(31)
Provision for loan losses	$4,291	$5,299	$11,464	(19)%	(54)%
Provision for benefits and claims	651	779	781	(16)	—
Provision (release) for unfunded lending commitments	(56)	(41)	(82)	(37)	50
Total provisions for credit losses and for benefits and claims	$4,886	$6,037	$12,163	(19)%	(50)%
Total operating expenses	$5,253	$6,464	$7,356	(19)%	(12)%
Loss from continuing operations before taxes	$(10,972)	$(6,230)	$(7,248)	(76)%	14%
Benefits for income taxes	(4,412)	(2,127)	(2,815)	NM	24
(Loss) from continuing operations	$(6,560)	$(4,103)	$(4,433)	(60)%	7%
Noncontrolling interests	3	119	207	(97)	(43)
Citi Holdings net loss	$(6,563)	$(4,222)	$(4,640)	(55)%	9%
Balance sheet data (in billions of dollars)
Average assets	$194	$269	$420	(28)%	(36)%
Return on average assets	(3.38)%	(1.57)%	(1.10)%
Efficiency ratio	NM	103%	60%
Total EOP assets	$156	$225	$313	(31)	(28)
Total EOP loans	116	141	199	(18)	(29)
Total EOP deposits	$68	$62	$76	10	(18)
NM Not meaningful

BROKERAGE AND ASSET MANAGEMENT

Brokerage and Asset Management (BAM) primarily consists of Citi’s remaining investment in, and assets related to, MSSB. At December 31, 2012, BAM had approximately $9 billion of assets, or approximately 6% of Citi Holdings assets, of which approximately $8 billion related to MSSB. During 2012, BAM’s assets declined 67% due to the decline in assets related to MSSB (see discussion below). At December 31, 2012, the MSSB assets were composed of an approximate $4.7 billion equity investment and $3 billion of other MSSB financing (consisting of approximately $2 billion of preferred stock and $1 billion of loans). For information on the agreement entered into with Morgan Stanley regarding MSSB on September 11, 2012, see Citigroup’s Current Report on Form 8-K filed with the SEC on September 11, 2012. The remaining assets in BAM consist of other retail alternative investments.

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$(471)	$(180)	$(277)	NM	35%
Non-interest revenue	(4,228)	462	886	NM	(48)
Total revenues, net of interest expense	$(4,699)	$282	$609	NM	(54)%
Total operating expenses	$462	$729	$987	(37)%	(26)%
Net credit losses	$—	$4	$17	(100)%	(76)%
Credit reserve build (release)	(1)	(3)	(18)	67	83
Provision for unfunded lending commitments	—	(1)	(6)	100	83
Provision (release) for benefits and claims	—	48	38	(100)	26
Provisions for credit losses and for benefits and claims	$(1)	$48	$31	NM	55%
Income (loss) from continuing operations before taxes	$(5,160)	$(495)	$(409)	NM	(21)%
Income taxes (benefits)	(1,970)	(209)	(183)	NM	(14)
Loss from continuing operations	$(3,190)	$(286)	$(226)	NM	(27)%
Noncontrolling interests	3	9	11	(67)%	(18)
Net (loss)	$(3,193)	$(295)	$(237)	NM	(24)%
EOP assets (in billions of dollars)	$9	$27	$27	(67)%	—%
EOP deposits (in billions of dollars)	59	55	58	7	(5)

NM Not meaningful

2012 vs. 2011
The net loss in BAM increased by $2.9 billion due to the loss related to MSSB, consisting of (i) an $800 million after-tax loss on Citi’s sale of the 14% interest in MSSB to Morgan Stanley and (ii) a $2.1 billion after-tax other-than-temporary impairment of the carrying value of Citigroup’s remaining 35% interest in MSSB. For additional information on MSSB, see Note 15 to the Consolidated Financial Statements. Excluding the impact of MSSB, the net loss in BAM was flat.
     Revenues decreased by $5.0 billion to $(4.7) billion due to the MSSB impact described above. Excluding this impact, revenues in BAM were $(15) million, compared to $282 million in the prior-year period, due to higher funding costs related to MSSB assets, partially offset by a higher equity contribution from MSSB.
     Expenses decreased 37%, primarily driven by lower legal and related costs.
     Provisions decreased by $49 million due to the absence of certain unfunded lending commitments.

2011 vs. 2010
The net loss increased 24% as lower revenues were partly offset by lower expenses.
     Revenues decreased by 54%, driven by the 2010 sale of Citi’s Habitat and Colfondos businesses (including a $78 million pretax gain on sale related to the transactions in the first quarter of 2010) and lower revenues from MSSB.
     Expenses decreased 26%, also driven by divestitures, as well as lower legal and related expenses.
     Provisions increased 55%, primarily due to the absence of the prior-year reserve releases.

LOCAL CONSUMER LENDING

Local Consumer Lending (LCL) includes a substantial portion of Citigroup’s North America mortgage business (see “North America Consumer Mortgage Lending” below), CitiFinancial North America (consisting of the OneMain and CitiFinancial Servicing businesses), remaining student loans and credit card portfolios, and other local consumer finance businesses globally (including Western European cards and retail banking and Japan Consumer Finance). At December 31, 2012, LCL consisted of approximately $126 billion of assets (with approximately $123 billion in North America), or approximately 81% of Citi Holdings assets, and thus represents the largest segment within Citi Holdings. The North America assets primarily consist of residential mortgages (residential first mortgages and home equity loans), which stood at $92 billion as of December 31, 2012.

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$3,335	$4,268	$7,143	(22)%	(40)%
Non-interest revenue	1,031	1,174	1,667	(12)	(30)
Total revenues, net of interest expense	$4,366	$5,442	$8,810	(20)%	(38)%
Total operating expenses	$4,465	$5,442	$5,798	(18)%	(6)%
Net credit losses	$5,870	$7,504	$11,928	(22)%	(37)%
Credit reserve build (release)	(1,410)	(1,419)	(765)	1	(85)
Provision for benefits and claims	651	731	743	(11)	(2)
Provisions for credit losses and for benefits and claims	$5,111	$6,816	$11,906	(25)%	(43)%
(Loss) from continuing operations before taxes	$(5,210)	(6,816)	$(8,894)	24%	23%
Benefits for income taxes	(2,017)	(2,403)	(3,529)	16	32
(Loss) from continuing operations	$(3,193)	$(4,413)	$(5,365)	28%	18%
Noncontrolling interests	—	2	8	(100)	(75)
Net (loss)	$(3,193)	$(4,415)	$(5,373)	28%	18%
Balance sheet data (in billions of dollars)
Average assets	$142	$186	$280	(24)%	(34)%
Return on average assets	(2.25)%	(2.37)%	(1.92)%
Efficiency ratio	102%	100%	66%
EOP assets	$126	$157	$206	(20)	(24)
Net credit losses as a percentage of average loans	4.72%	4.69%	5.16%

2012 vs. 2011
The net loss decreased by 28%, driven mainly by the improved credit environment primarily in North America mortgages.
     Revenues decreased 20%, primarily due to a 22% net interest revenue decline resulting from a 24% decline in loan balances. This decline was driven by continued asset sales, divestitures and run-off. Non-interest revenue decreased 12%, primarily due to portfolio run-off, partially offset by a lower repurchase reserve build. The repurchase reserve build was $700 million compared to $945 million in 2011 (see “Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties” below).
     Expenses decreased 18%, driven by lower volumes and divestitures. Legal and related expenses in LCL remained elevated due to the previously disclosed $305 million charge in the fourth quarter of 2012, related to the settlement agreement reached with the Federal Reserve Board and OCC regarding the independent foreclosure review process required by the Federal Reserve Board and OCC consent orders entered into in April 2011 (see “Managing

Global Risk—Credit Risk—North America Consumer Mortgage Lending—Independent Foreclosure Review Settlement” below). In addition, legal and related expenses were elevated due to additional reserves related to payment protection insurance (PPI) (see “Payment Protection Insurance” below) and other legal and related matters impacting the business.
     Provisions decreased 25%, driven primarily by the improved credit environment in North America mortgages, lower volumes and divestitures. Net credit losses decreased by 22%, despite being impacted by incremental charge-offs of approximately $635 million in the third quarter of 2012 relating to OCC guidance regarding the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy (see Note 1 to the Consolidated Financial Statements) and $370 million of incremental charge-offs in the first quarter of 2012 related to previously deferred principal balances on modified mortgages related to anticipated forgiveness of principal in connection with the national mortgage settlement. Substantially all of these charge-offs were offset by reserve releases. In addition, net credit losses in 2012 were negatively impacted by an additional aggregate amount of $146 million related to the national mortgage settlement. Citi expects that net credit losses in LCL will continue to be negatively impacted by Citi’s fulfillment of the terms of the national mortgage settlement through the second quarter of 2013 (see “Managing Global Risk—Credit Risk—National Mortgage Settlement” below).
     Excluding the incremental charge-offs arising from the OCC guidance and the previously deferred balances on modified mortgages, net credit losses in LCL would have declined 35%, with net credit losses in North America mortgages decreasing by 20%, other portfolios in North America by 56% and international by 49%. These declines were driven by lower overall asset levels driven partly by the sale of delinquent loans as well as underlying credit improvements. While Citi expects some continued improvement in credit going forward, declines in net credit losses in LCL will largely be driven by declines in asset levels, including continued sales of delinquent residential first mortgages (see “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending—North America Consumer Mortgage Quarterly Credit Trends” below).
     Average assets declined 24%, driven by the impact of asset sales and portfolio run-off, including declines of $16 billion in North America mortgage loans and $11 billion in international average assets.

2011 vs. 2010
The net loss decreased 18%, driven primarily by the improving credit environment, including lower net credit losses and higher loan loss reserve releases in mortgages. The improvement in credit was partly offset by lower revenues due to decreasing asset balances and sales.
     Revenues decreased 38%, driven primarily by the lower asset balances due to asset sales, divestitures and run-offs, which also drove the 40% decline in net interest revenue. Non-interest revenue decreased 30% due to the impact of divestitures. The repurchase reserve build was $945 million compared to $917 million in 2010.
     Expenses decreased 6%, driven by the lower volumes and divestitures, partly offset by higher legal and related expenses, including those relating to the national mortgage settlement, reserves related to potential PPI refunds (see “Payment Protection Insurance” below) and implementation costs associated with the Federal Reserve Board and OCC consent orders (see “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending—National Mortgage Settlement” below).
     Provisions decreased 43%, driven by lower credit losses and higher loan loss reserve releases. Net credit losses decreased 37%, primarily due to the credit improvements of $1.6 billion in North America mortgages, although the pace of the decline in net credit losses slowed. Loan loss reserve releases increased 85%, driven by higher releases in CitiFinancial North America due to better credit quality and lower loan balances.
     Average assets declined 34%, primarily driven by portfolio run-off and the impact of asset sales and divestitures, including continued sales of student loans, auto loans and delinquent mortgages.

Japan Consumer Finance
Citi continues to actively monitor various aspects of its Japan Consumer Finance business, including customer defaults, refund claims and litigation, as well as financial, legislative, regulatory, judicial and other political developments, relating to the charging of “gray zone” interest. Gray zone interest represents interest at rates that are legal but for which claims may not be enforceable. In 2008, Citi decided to exit its Japan Consumer Finance business and has liquidated approximately 85% of the portfolio since that time. As of December 31, 2012, Citi’s Japan Consumer Finance business had approximately $709 million in outstanding loans that currently charge or have previously charged interest rates in the gray zone, compared to approximately $2.1 billion as of December 31, 2011. However, Citi could also be subject to refund claims on previously outstanding loans that charged gray zone interest and thus could be subject to losses on loans in excess of these amounts.
     During 2012, LCL recorded a net decrease in its reserves related to customer refunds in the Japan Consumer Finance business of approximately $117 million (pretax) compared to an increase in reserves of approximately $119 million (pretax) in 2011. At December 31, 2012, Citi’s reserves related to customer refunds in the Japan Consumer Finance business were approximately $736 million. Although Citi recorded a net decrease in its reserves in 2012, the charging of gray zone interest continues to be a focus in Japan. Regulators in Japan have stated that they are planning to submit legislation to establish a framework for collective legal action proceedings. If such legislation is passed and implemented, it could potentially introduce a more accessible procedure for current and former customers to pursue refund claims.
     Citi continues to monitor and evaluate these developments and the potential impact to both currently and previously outstanding loans in this business and its reserves related thereto. The potential amount of losses and their impact on Citi is subject to significant uncertainty and continues to be difficult to predict.

Payment Protection Insurance
The alleged misselling of PPI by financial institutions in the U.K. has been, and continues to be, the subject of intense review and focus by U.K. regulators, particularly the Financial Services Authority (FSA). The FSA has found certain problems across the industry with how these products were sold, including customers not realizing that the cost of PPI premiums was being added to their loan or PPI being unsuitable for the customer.
     PPI is designed to cover a customer’s loan repayments if certain events occur, such as long-term illness or unemployment. Prior to 2008, certain of Citi’s U.K. consumer finance businesses, primarily CitiFinancial Europe plc and Canada Square Operations Ltd (formerly Egg Banking plc), engaged in the sale of PPI. While Citi has sold a significant portion of these businesses, and the remaining businesses are in the process of wind down, Citi generally remains subject to customer complaints for, and retains the potential liability relating to, the sale of PPI by these businesses.

     In 2011, the FSA required all firms engaged in the sale of PPI in the U.K. to review their historical sales processes for PPI. In addition, the FSA is requiring all such firms to contact proactively any customers who may have been mis-sold PPI after January 2005 and invite them to have their individual sale reviewed (Customer Contact Exercise).
     Citi initiated a pilot Customer Contact Exercise during the third quarter of 2012 and expects to initiate the full Customer Contact Exercise during the first quarter of 2013; however, the timing and details of the Customer Contact Exercise are subject to discussion and agreement with the FSA. While Citi is not required to contact customers proactively for the sale of PPI prior to January 2005, it is still subject to customer complaints for those sales.
     During the third quarter of 2012, the FSA also requested that a number of firms, including Citi, re-evaluate PPI customer complaints that were reviewed and rejected prior to December 2010 to determine if, based on the current regulations for the assessment of PPI complaints, customers would have been entitled to redress (Customer Re-Evaluation Exercise). Citi currently expects to complete the Customer Re-Evaluation Exercise by the end of the first quarter of 2013.
     Redress, whether as a result of customer complaints pursuant to or outside of the required Customer Contact Exercise, or pursuant to the Customer Re-Evaluation Exercise, generally involves the repayment of premiums and the refund of all applicable contractual interest together with compensatory interest of 8%. Citi estimates that the number of PPI policies sold after January 2005 (across all applicable Citi businesses in the U.K.) was approximately 417,000, for which premiums totaling approximately $490 million were collected. As noted above, however, Citi also remains subject to customer complaints on the sale of PPI prior to January 2005, and thus it could be subject to customer complaints substantially higher than this amount.
     During 2012, Citi increased its PPI reserves by approximately $266 million ($175 million of which was recorded in LCL and $91 million of which was recorded in Corporate/Other for discontinued operations). This amount included a $148 million reserve increase in the fourth quarter of 2012 ($57 million of which was recorded in LCL and $91 million of which was recorded in Corporate/Other for discontinued operations). PPI claims paid during 2012 totaled $181 million, which were charged against the reserve. The increase in the reserves during 2012 was mainly due to a significant increase in the level of customer complaints outside of the Customer Contact Exercise, which Citi believes is largely as a result of the continued regulatory focus and increased customer awareness of PPI issues across the industry. The fourth quarter of 2012 reserve increase was also driven by a higher than anticipated rate of response to the pilot Customer Contact Exercise, which Citi believes was also likely due in part to the heightened awareness of PPI issues. At December 31, 2012, Citi’s PPI reserve was $376 million.
     While the number of customer complaints regarding the sale of PPI significantly increased in 2012, and the number could continue to increase, the potential losses and impact on Citi remain volatile and are subject to significant uncertainty.

SPECIAL ASSET POOL

The Special Asset Pool (SAP) consists of a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce over time through asset sales and portfolio run-off. SAP had approximately $21 billion of assets as of December 31, 2012, which constituted approximately 13% of Citi Holdings assets.

				% Change	% Change
In millions of dollars, except as otherwise noted	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net interest revenue	$(287)	$(405)	$1,219	29%	NM
Non-interest revenue	(213)	952	1,633	NM	(42)%
Revenues, net of interest expense	$(500)	$547	$2,852	NM	(81)%
Total operating expenses	$326	$293	$571	11%	(49)%
Net credit losses	$(28)	$1,068	$2,013	NM	(47)%
Credit reserve builds (releases)	(140)	(1,855)	(1,711)	92	(8)
Provision (releases) for unfunded lending commitments	(56)	(40)	(76)	(40)	47
Provisions for credit losses and for benefits and claims	$(224)	$(827)	$226	73%	NM
Income (loss) from continuing operations before taxes	$(602)	$1,081	$2,055	NM	(47)%
Income taxes (benefits)	(425)	485	897	NM	(46)
Net income (loss) from continuing operations	$(177)	$596	$1,158	NM	(49)%
Noncontrolling interests	—	108	188	(100)%	(43)
Net income (loss)	$(177)	$488	$970	NM	(50)%
EOP assets (in billions of dollars)	$21	$41	$80	(49)%	(49)%

NM Not meaningful

2012 vs. 2011
The net loss of $177 million reflected a decline of $665 million compared to net income of $488 million in 2011, mainly driven by a decrease in revenues and higher credit costs, partially offset by a tax benefit on the sale of a business in 2012.
     Revenues were $(500) million. CVA/DVA was $157 million, compared to $74 million in 2011. Excluding the impact of CVA/DVA, revenues in SAP were $(657) million, compared to $473 million in 2011. The decline in revenues was driven in part by lower non-interest revenue due to the absence of positive private equity marks and lower gains on asset sales, as well as an aggregate repurchase reserve build in 2012 of approximately $244 million related to private-label mortgage securitizations (see “Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties” below). The loss in net interest revenues improved from the prior year due to lower funding costs, but remained negative. Citi expects continued negative net interest revenues, as interest earning assets continue to be a smaller portion of the overall asset pool.
     Expenses increased 11%, driven by higher legal and related costs, partially offset by lower expenses from lower volume and asset levels.
     Provisions were a benefit of $224 million, which represented a 73% decline from 2011 due to a decrease in loan loss reserve releases (a release of $140 million compared to a release of $1.9 billion in 2011), partially offset by a $1.1 billion decline in net credit losses.
     Assets declined 49% to $21 billion, primarily driven by sales, amortization and prepayments. Asset sales of $11 billion generated pretax gains of approximately $0.3 billion, compared to asset sales of $29 billion and pretax gains of $0.5 billion in 2011.

2011 vs. 2010
Net income decreased 50%, driven by the decrease in revenues due to lower asset balances, partially offset by lower expenses and improved credit.
     Revenues decreased 81%, driven by the overall decline in net interest revenue during the year, as interest-earning assets declined and thus represented a smaller portion of the overall asset pool. Non-interest revenue decreased by 42% due to lower gains on asset sales and the absence of positive private equity marks from the prior-year period.
     Expenses decreased 49%, driven by lower volume and asset levels, as well as lower legal and related costs.
     Provisions were a benefit of $827 million, which represented an improvement of $1.1 billion from the prior year, as credit conditions improved during 2011. The improvement was primarily driven by a $945 million decrease in net credit losses as well as an increase in loan loss reserve releases.
     Assets declined 49%, primarily driven by sales, amortization and prepayments. Asset sales of $29 billion generated pretax gains of approximately $0.5 billion, compared to asset sales of $39 billion and pretax gains of $1.3 billion in 2010.

BALANCE SHEET REVIEW

The following sets forth a general discussion of the changes in certain of the more significant line items of Citi’s Consolidated Balance Sheet. For additional information on Citigroup’s aggregate liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see “Capital Resources and Liquidity—Funding and Liquidity” below.

				EOP		EOP
				4Q12 vs. 3Q12		4Q12 vs.
	December 31,	September 30,	December 31,	Increase	%	4Q11 Increase	%
In billions of dollars	2012	2012	2011	(decrease)	Change	(decrease)	Change
Assets
Cash and deposits with banks	$139	$204	$184	$(65)	(32)%	$(45)	(24)%
Federal funds sold and securities borrowed
or purchased under agreements to resell	261	278	276	(17)	(6)	(15)	(5)
Trading account assets	321	315	292	6	2	29	10
Investments	312	295	293	17	6	19	6
Loans, net of unearned income and
allowance for loan losses	630	633	617	(3)	—	13	2
Other assets	202	206	212	(4)	(2)	(10)	(5)
Total assets	$1,865	$1,931	$1,874	$(66)	(3)%	$(9)	—%
Liabilities
Deposits	$931	$945	$866	$(14)	(1)%	$65	8%
Federal funds purchased and securities loaned or sold
under agreements to repurchase	211	224	198	(13)	(6)	13	7
Trading account liabilities	116	130	126	(14)	(11)	(10)	(8)
Short-term borrowings	52	49	54	3	6	(2)	(4)
Long-term debt	239	272	324	(33)	(12)	(85)	(26)
Other liabilities	125	122	126	3	2	(1)	(1)
Total liabilities	$1,674	$1,742	$1,694	$(68)	(4)%	$(20)	(1)%
Total equity	191	189	180	2	1	11	6
Total liabilities and equity	$1,865	$1,931	$1,874	$(66)	(3)%	$(9)	—%

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
     During 2012, cash and deposits with banks decreased $45 billion, or 24%, driven by a $53 billion, or 34%, decrease in deposits with banks offset by an $8 billion, or 27%, increase in cash and due from banks. The purposeful reduction in cash and deposits with banks was in keeping with Citi’s continued strategy to deleverage the balance sheet and deploy excess cash into investments. The overall decline resulted from cash used to repay long-term debt maturities (net of modest issuances) and to reduce other long-term debt and short-term borrowings (including the redemption of trust preferred securities and debt repurchases), the funding of asset growth in the Citicorp businesses (including continued lending to both Consumer and Corporate clients), as well as the reinvestment of cash into higher yielding available-for-sale (AFS) securities. These uses of cash were partially offset by the cash generated by the $65 billion increase in customer deposits over the course of 2012, as well as cash generated from asset sales, primarily in Citi Holdings (including the $1.89 billion paid to Citi by Morgan Stanley for the 14% interest in MSSB, as described under “Citi Holdings—Brokerage and Asset Management” and in Note 15 to the Consolidated Financial Statements), and from Citi’s operations.
     The $65 billion, or 32%, decline in cash and deposits with banks during the fourth quarter of 2012 was similarly driven by cash used to repay short-term borrowings and long-term debt obligations and the redeployment of excess cash into investments. The reduction during the fourth quarter also reflected a net decline in client deposits that was expected during the quarter and reflected the run-off of episodic deposits that came in at the end of the third quarter and the outflows of deposits related to the Transaction Account Guarantee (TAG) program, partially offset by deposit growth in the normal course of business. These deposit changes are discussed further under “Capital Resources and Liquidity—Funding and Liquidity” below.

Federal Funds Sold and Securities Borrowed or
Purchased Under Agreements to Resell (Reverse Repos)
Federal funds sold consist of unsecured advances to third parties of excess balances in reserve accounts held at the Federal Reserve Banks. During 2011 and 2012, Citi’s federal funds sold were not significant.
     Reverse repos and securities borrowing transactions decreased by $15 billion, or 5%, during 2012, and declined $17 billion, or 6%, compared to the third quarter of 2012. The majority of this decrease was due to changes in the mix of assets within certain Securities and Banking businesses between reverse repos and trading account assets.
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
     During 2012, trading account assets increased $29 billion, or 10%, primarily due to increases in equity securities ($24 billion, or 72%), foreign government securities ($10 billion, or 12%), and mortgage-backed securities ($4 billion, or 13%), partially offset by an $8 billion, or 12%, decrease in derivative assets. A significant portion of the increase in Citi’s trading account assets (approximately half of which occurred in the first quarter of 2012, with the remainder of the growth occurring steadily during the rest of 2012) was the reversal of reductions in trading positions during the second half of 2011 as a result of the economic uncertainty that largely began in the third quarter of 2011 and continued into the fourth quarter. During 2011, Citi reduced its rates trading in the G10, particularly in Europe, given the market environment in the region, and credit trading and securitized markets also declined due to reduced client volume and less market liquidity. In 2012, the increases in trading assets and the assets classes noted above were the result of a more favorable market environment and more robust trading activities, as well as a change in the asset mix of positions held in certain equities businesses.
     Average trading account assets were $251 billion in 2012, compared to $270 billion in 2011. The decrease versus the prior year reflected the higher levels of trading assets (excluding derivative assets) during the first half of 2011, prior to the de-risking and market-related reductions noted above.
     For further information on Citi’s trading account assets, see Notes 1 and 14 to the Consolidated Financial Statements.

Investments
Investments consist of debt and equity securities that are available-for-sale, debt securities that are held-to-maturity, non-marketable equity securities that are carried at fair value, and non-marketable equity securities carried at cost. Debt securities include bonds, notes and redeemable preferred stock, as well as certain mortgage-backed and asset-backed securities and other structured notes. Marketable and non-marketable equity securities carried at fair value include common and nonredeemable preferred stock. Nonmarketable equity securities carried at cost primarily include equity shares issued by the Federal Reserve Bank and the Federal Home Loan Banks that Citigroup is required to hold.
     During 2012, investments increased by $19 billion, or 6%, primarily due to a $23 billion, or 9%, increase in AFS, predominantly foreign government and U.S. Treasury securities, partially offset by a $1 billion decrease in held-to-maturity securities. The majority of this increase occurred during the fourth quarter of 2012, where investments increased $17 billion, or 6%, in total. The increase in AFS was part of the continued balance sheet strategy to redeploy excess cash into higher-yielding investments.
     As noted above, the increase in AFS included growth in foreign government securities (as the increase in deposits in many countries resulted in higher liquid resources and drove the investment in foreign government AFS, primarily in Asia and Latin America) and U.S. Treasury securities. This growth and reallocation was supplemented by smaller increases in mortgage-backed securities (both U.S. government agency MBS and non-U.S. residential MBS), municipal securities and other asset-backed securities, partially offset by a reduction in U.S. federal agency securities.
     For further information regarding investments, see Notes 1 and 15 to the Consolidated Financial Statements.

Loans
Loans represent the largest asset category of Citi’s balance sheet. Citi’s total loans (as discussed throughout this section, are presented net of unearned income) were $655 billion at December 31, 2012, compared to $647 billion at December 31, 2011. Excluding the impact of FX translation, loans increased 1% year-over-year. At year-end 2012, Consumer and Corporate loans represented 62% and 38%, respectively, of Citi’s total loans.
     In Citicorp, loans were up 7% to $540 billion at year end 2012, as compared to $507 billion at the end of 2011. Citicorp Corporate loans increased 11% year-over-year, and Citicorp Consumer loans were up 3% year-over-year.
     Corporate loan growth was driven by Transaction Services (25% growth), particularly from increased trade finance lending in most regions, as well as growth in the Securities and Banking Corporate loan book (6% growth), with increased borrowing generally across most segments and regions. Growth in Corporate lending included increases in Private Bank and certain middle-market client segments overseas, with other Corporate lending segments down slightly as compared to year-end 2011. During 2012, Citi continued to optimize the Corporate lending portfolio, including selling certain loans that did not fit its target market profile.
     Consumer loan growth was driven by Global Consumer Banking, as loans increased 3% year-over-year, led by Latin America and Asia. North America Consumer loans decreased 1%, driven by declines in card loans, as the cards market reflected overall consumer deleveraging as well as other regulatory changes. Retail lending in North America, however, increased 10% year-over-year, as a result of higher real estate lending as well as growth in the commercial segment.
     In contrast, Citi Holdings loans declined 18% year-over-year, due to the continued run-off and asset sales in the portfolios.
     During 2012, average loans of $649 billion yielded an average rate of 7.5%, compared to $644 billion and 7.8%, respectively, in the prior year. For further information on Citi’s loan portfolios, see generally “Managing Global Risk—Credit Risk” below and Notes 1 and 16 to the Consolidated Financial Statements.

Other Assets
Other assets consists of Brokerage receivables, Goodwill, Intangibles and Mortgage servicing rights in addition to Other assets (including, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, certain end-user derivatives in a net receivable position, repossessed assets and other receivables).
     During 2012, other assets decreased $10 billion, or 5%, primarily due to a $5 billion decrease in brokerage receivables, a $3 billion decrease in other assets, a $1 billion decrease in mortgage servicing rights (see “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending—Mortgage Servicing Rights” below), and a $1 billion decrease in intangible assets.
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
Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks from third parties. During 2011 and 2012, Citi’s federal funds purchased were not significant.
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
     During 2012, trading account liabilities decreased by $10 billion, or 8%, primarily due to a $5 billion, or 8%, decrease in derivative liabilities, and a reduction in short equity positions. In 2012, average trading account liabilities were $74 billion, compared to $86 billion in 2011, primarily due to lower average volumes of short equity positions.
     For further information on Citi’s trading account liabilities, see Notes 1 and 14 to the Consolidated Financial Statements.

Debt
Debt is composed of both short-term and long-term borrowings. Short-term borrowings include commercial paper and borrowings from unaffiliated banks and other market participants. Long-term borrowings include senior notes, subordinated notes, trust preferred securities and securitizations. For further information on Citi’s long-term and short-term debt borrowings during 2012, see “Capital Resources and Liquidity—Funding and Liquidity” below and Notes 1 and 19 to the Consolidated Financial Statements.

Other Liabilities
Other liabilities consists of Brokerage payables and Other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, restructuring, unfunded lending commitments, and other matters).
     During 2012, other liabilities decreased $1 billion, or 1%. For further information regarding Brokerage payables, see Note 13 to the Consolidated Financial Statements.

SEGMENT BALANCE SHEET AT DECEMBER 31, 2012 (1)

							Citigroup
			Corporate/Other,				Parent Company-
			Discontinued				Issued
			Operations				Long-Term
	Global	Institutional	and				Debt and
	Consumer	Clients	Consolidating		Subtotal	Citi	Stockholders’	Total Citigroup
In millions of dollars	Banking	Group	Eliminations	(2)	Citicorp	Holdings	Equity (3)	Consolidated
Assets
Cash and deposits with banks	$19,474	$71,152	$46,634		$137,260	$1,327	$—	$138,587
Federal funds sold and securities borrowed or
purchased under agreements to resell	3,243	256,864	—		260,107	1,204	—	261,311
Trading account assets	12,716	300,360	244		313,320	7,609	—	320,929
Investments	29,914	112,928	151,822		294,664	17,662	—	312,326
Loans, net of unearned income and
allowance for loan losses	283,365	241,819	—		525,184	104,825	—	630,009
Other assets	53,180	75,543	49,154		177,877	23,621	—	201,498
Total assets	$401,892	$1,058,666	$247,854		$1,708,412	$156,248	$—	$1,864,660
Liabilities and equity
Total deposits	$336,942	$523,083	$2,579		$862,604	$67,956	$—	$930,560
Federal funds purchased and securities loaned or
sold under agreements to repurchase	6,835	204,397	—		211,232	4	—	211,236
Trading account liabilities	167	113,530	535		114,232	1,317	—	115,549
Short-term borrowings	140	46,535	4,974		51,649	378	—	52,027
Long-term debt	2,688	43,515	8,917		55,120	7,790	176,553	239,463
Other liabilities	18,752	79,384	17,693		115,829	8,999	—	124,828
Net inter-segment funding (lending)	36,368	48,222	211,208		295,798	69,804	(365,602)	—
Total liabilities	$401,892	$1,058,666	$245,906		$1,706,464	$156,248	$(189,049)	$1,673,663
Total equity	—	—	1,948		1,948	—	189,049	190,997
Total liabilities and equity	$401,892	$1,058,666	$247,854		$1,708,412	$156,248	$—	$1,864,660

(1)	The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of December 31, 2012. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi’s business segments.
(2)	Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within the Corporate/Other segment.
(3)	The total stockholders’ equity and substantially all long-term debt of Citigroup resides in the Citigroup parent company Consolidated Balance Sheet. Citigroup allocates stockholders’ equity and long-term debt to its businesses through inter-segment allocations as described above.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During the fourth quarter of 2012, Citi issued approximately $2.25 billion of noncumulative perpetual preferred stock (see “Funding and Liquidity—Long-Term Debt” below).
     Citi has also previously augmented its regulatory capital through the issuance of subordinated debt underlying trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under the U.S. Basel III rules in accordance with the timeframe specified by The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) (see “Regulatory Capital Standards” below). Accordingly, Citi has begun to redeem certain of its trust preferred securities (see “Funding and Liquidity—Long-Term Debt” below) in contemplation of such future phase out.
     Further, changes in regulatory and accounting standards as well as the impact of future events on Citi’s business results, such as corporate and asset dispositions, may also affect Citi’s capital levels.
     Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with each entity’s respective risk profile and all applicable regulatory standards and guidelines. Citi assesses its capital adequacy against a series of internal quantitative capital goals, designed to evaluate the Company’s capital levels in expected and stressed economic environments. Underlying these internal quantitative capital goals are strategic capital considerations, centered on preserving and building financial strength. Senior management, with oversight from the Board of Directors, is responsible for the capital assessment and planning process, which is integrated into Citi’s capital plan, as part of the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) process. Implementation of the capital plan is carried out mainly through Citigroup’s Asset and Liability Committee, with oversight from the Risk Management and Finance Committee of Citigroup’s Board of Directors. Asset and liability committees are also established globally and for each significant legal entity, region, country and/or major line of business.

Capital Ratios Under Current Regulatory Guidelines
Citigroup is subject to the risk-based capital guidelines (currently Basel I) issued by the Federal Reserve Board. Historically, capital adequacy has been measured, in part, based on two risk-based capital ratios, the Tier 1 Capital and Total Capital (Tier 1 Capital + Tier 2 Capital) ratios. Tier 1 Capital consists of the sum of “core capital elements,” such as qualifying common stockholders’ equity, as adjusted, qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying trust preferred securities, principally reduced by goodwill, other disallowed intangible assets, and disallowed deferred tax assets. Total Capital also includes “supplementary” Tier 2 Capital elements, such as qualifying subordinated debt and a limited portion of the allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets.
     In 2009, the U.S. banking regulators developed a new supervisory measure of capital termed “Tier 1 Common,” which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying trust preferred securities.
     Citigroup’s risk-weighted assets, as currently computed under Basel I, are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on-balance-sheet assets and the credit equivalent amount of certain off-balance-sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor or, if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital.
     Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.
     To be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. In addition, the Federal Reserve Board expects bank holding companies to maintain a minimum Leverage ratio of 3% or 4%, depending on factors specified in its regulations. The following table sets forth Citigroup’s regulatory capital ratios as of December 31, 2012 and December 31, 2011:

At year end	2012	2011
Tier 1 Common	12.67%	11.80%
Tier 1 Capital	14.06	13.55
Total Capital (Tier 1 Capital + Tier 2 Capital)	17.26	16.99
Leverage	7.48	7.19

     As indicated in the table above, Citigroup was “well capitalized” under the current federal bank regulatory agency definitions as of December 31, 2012 and December 31, 2011.

Components of Capital Under Current Regulatory Guidelines

In millions of dollars at year end	2012	2011
Tier 1 Common Capital
Citigroup common stockholders’ equity	$186,487	$177,494
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities available-for-sale, net of tax (1)(2)	597	(35)
Less: Accumulated net losses on cash flow hedges, net of tax	(2,293)	(2,820)
Less: Pension liability adjustment, net of tax (3)	(5,270)	(4,282)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in
own creditworthiness, net of tax (4)	18	1,265
Less: Disallowed deferred tax assets (5)	40,148	37,980
Less: Intangible assets:
Goodwill	25,686	25,413
Other disallowed intangible assets	4,004	4,550
Other	(502)	(569)
Total Tier 1 Common Capital	$123,095	$114,854
Tier 1 Capital
Qualifying perpetual preferred stock	$2,562	$312
Qualifying trust preferred securities	9,983	15,929
Qualifying noncontrolling interests	892	779
Total Tier 1 Capital	$136,532	$131,874
Tier 2 Capital
Allowance for credit losses (6)	$12,330	$12,423
Qualifying subordinated debt (7)	18,689	20,429
Net unrealized pretax gains on available-for-sale equity securities (1)	135	658
Total Tier 2 Capital	$31,154	$33,510
Total Capital (Tier 1 Capital + Tier 2 Capital)	$167,686	$165,384

Risk-Weighted Assets
In millions of dollars at year end
Risk-Weighted Assets (using Basel I) (8)(9)	$971,253	$973,369
Estimated Risk-Weighted Assets (using Basel II.5) (10)	$1,110,859	N/A

(1)	Tier 1 Capital excludes net unrealized gains (losses) on available-for-sale (AFS) debt securities and net unrealized gains on AFS equity securities with readily determinable fair values, in accordance with risk-based capital guidelines. In arriving at Tier 1 Capital, banking organizations are required to deduct net unrealized losses on AFS equity securities with readily determinable fair values, net of tax. Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on AFS equity securities with readily determinable fair values.
(2)	In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities which were previously transferred from AFS to HTM, and non-credit-related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.
(3)	The Federal Reserve Board granted interim capital relief for the impact of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).
(4)	The impact of changes in Citigroup’s own creditworthiness in valuing liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.
(5)	Of Citi’s approximate $55 billion of net deferred tax assets at December 31, 2012, approximately $11 billion of such assets were includable without limitation in regulatory capital pursuant to risk-based capital guidelines, while approximately $40 billion of such assets exceeded the limitation imposed by these guidelines and, as “disallowed deferred tax assets,” were deducted in arriving at Tier 1 Capital. Citigroup’s approximate $4 billion of other net deferred tax assets primarily represented effects of the pension liability and cash flow hedges adjustments, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.
(6)	Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.
(7)	Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.
(8)	Risk-weighted assets as computed under Basel I credit risk and market risk capital rules.
(9)	Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of $62 billion for interest rate, commodity and equity derivative contracts, foreign exchange contracts, and credit derivatives as of December 31, 2012, compared with $67 billion as of December 31, 2011. Market risk equivalent assets included in risk-weighted assets amounted to $41.5 billion at December 31, 2012 and $46.8 billion at December 31, 2011. Risk-weighted assets also include the effect of certain other off-balance-sheet exposures, such as unused lending commitments and letters of credit, and reflect deductions such as certain intangible assets and any excess allowance for credit losses.
(10)	Risk-weighted assets as computed under Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5).

Basel II.5 and III
In June 2012, the U.S. banking agencies released final (revised) market risk capital rules (Basel II.5), which became effective on January 1, 2013. At the same time, the U.S. banking agencies also released proposed Basel III rules, although the timing of the finalization and effective date(s) of these rules is subject to uncertainty. Collectively these rules would establish an integrated framework of standards applicable to virtually all U.S. banking organizations, including Citi and Citibank, N.A., and upon implementation would comprehensively revise and replace existing regulatory capital requirements. For additional information on the proposed U.S. Basel III and final Basel II.5 rules see “Regulatory Capital Standards” and “Risk Factors—Regulatory Risks” below.
     Citi’s estimated Tier 1 Common ratio as of December 31, 2012, assuming application of the Basel II.5 rules, was 11.08%, compared to 12.67% under Basel I.11 This decline reflects the significant increase in risk-weighted assets under the Basel II.5 rules relative to those under the current Basel I market risk capital rules. Furthermore, Citi continues to incorporate mandated enhancements and refinements to its Basel II.5 market risk models for which conditional approval has been received from the Federal Reserve Board and OCC. Citi’s Basel II.5 risk-weighted assets would be substantially higher absent the successful incorporation of these required enhancements and refinements.
     At December 31, 2012, Citi’s estimated Basel III Tier 1 Common ratio was 8.7%, compared to an estimated 8.6% at September 30, 2012 (each based on total risk-weighted assets calculated under the proposed U.S. Basel III “advanced approaches” and including Basel II.5).12 This slight increase quarter-over-quarter was primarily due to lower risk-weighted assets, partially offset by a decline in Tier 1 Common Capital attributable largely to changes in OCI as well as certain other components.
     Citi’s estimated Basel III Tier 1 Common ratio is based on its understanding, expectations and interpretation of the proposed U.S. Basel III requirements, anticipated compliance with all necessary enhancements to model calibration and other refinements, as well as further regulatory clarity and implementation guidance in the U.S.

____________________
11	Citi’s estimate of risk-weighted assets under Basel II.5 is a non-GAAP financial measure as of December 31, 2012. Citi believes this metric provides useful information to investors and others by measuring Citi’s progress against future regulatory capital standards.
12	Citi’s estimated Basel III Tier 1 Common ratio and its related components are non-GAAP financial measures. Citi believes this ratio and its components (the latter of which are presented in the table below) provide useful information to investors and others by measuring Citi’s progress against expected future regulatory capital standards.

Components of Tier 1 Common Capital and Risk-Weighted Assets Under Basel III

In millions of dollars	December 31, 2012	September 30, 2012
Tier 1 Common Capital (1)
Citigroup common stockholders’ equity	$186,487	$186,465
Add: Qualifying minority interests	171	161
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax	(2,293)	(2,503)
Less: Cumulative change in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax	587	998
Less: Intangible assets:
Goodwill (2)	27,004	27,248
Identifiable intangible assets other than mortgage servicing rights (MSRs)	5,716	5,983
Less: Defined benefit pension plan net assets	732	752
Less: Deferred tax assets (DTAs) arising from tax credit and net operating loss carryforwards	27,200	23,500
Less: Excess over 10%/15% limitations for other DTAs, certain common equity investments, and MSRs (3)	22,316	23,749
Total Tier 1 Common Capital	$105,396	$106,899
Risk-Weighted Assets (4)	$1,206,153	$1,236,619

(1)	Calculated based on the U.S. banking agencies proposed Basel III rules.
(2)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.
(3)	Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.
(4)	Calculated based on the proposed U.S. Basel III “advanced approaches” for determining risk-weighted assets and including Basel II.5.

Common Stockholders’ Equity
As set forth in the table below, during 2012, Citigroup’s common stockholders’ equity increased by $9 billion to $186.5 billion, which represented 10% of Citi’s total assets as of December 31, 2012.

In billions of dollars
Common stockholders’ equity, December 31, 2011	$177.5
Citigroup’s net income	7.5
Employee benefit plans and other activities (1)	0.6
Net change in accumulated other comprehensive income (loss),
net of tax	0.9
Common stockholders’ equity, December 31, 2012	$186.5

(1)	As of December 31, 2012, $6.7 billion of common stock repurchases remained under Citi’s repurchase programs. Any Citi repurchase program is subject to regulatory approval. No material repurchases were made in 2012. See “Risk Factors—Business and Operational Risks” and “Purchases of Equity Securities” below.

Tangible Common Equity and Tangible Book Value Per Share
Tangible common equity (TCE), as defined by Citigroup, represents common equity less goodwill, other intangible assets (other than mortgage servicing rights (MSRs)), and related net deferred tax assets. Other companies may calculate TCE in a different manner. Citi’s TCE was $155.1 billion at December 31, 2012 and $145.4 billion at December 31, 2011. The TCE ratio (TCE divided by Basel I risk-weighted assets) was 16.0% at December 31, 2012 and 14.9% at December 31, 2011.13
     A reconciliation of Citigroup’s total stockholders’ equity to TCE, and book value per share to tangible book value per share, as of December 31, 2012 and December 31, 2011, follows:

In millions of dollars or shares at year end,
except ratios and per share data	2012	2011
Total Citigroup stockholders’ equity	$189,049	$177,806
Less:
Preferred stock	2,562	312
Common equity	$186,487	$177,494
Less:
Goodwill	25,673	25,413
Other intangible assets (other than MSRs)	5,697	6,600
Goodwill and other intangible assets (other than MSRs) related to assets for discontinued operations held for sale	32	—
Net deferred tax assets related to goodwill and other intangible assets	32	44
Tangible common equity (TCE)	$155,053	$145,437
Tangible assets
GAAP assets	$1,864,660	$1,873,878
Less:
Goodwill	25,673	25,413
Other intangible assets (other than MSRs)	5,697	6,600
Goodwill and other intangible assets (other than MSRs) related to assets for discontinued operations held for sale	32	—
Net deferred tax assets related to goodwill
and other intangible assets	309	322
Tangible assets (TA)	$1,832,949	$1,841,543
Risk-weighted assets (RWA)	$971,253	$973,369
TCE/TA ratio	8.46%	7.90%
TCE/RWA ratio	15.96%	14.94%
Common shares outstanding (CSO)	3,028.9	2,923.9
Book value per share (common equity/CSO)	$61.57	$60.70
Tangible book value per share (TCE/CSO)	$51.19	$49.74

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions
Citigroup’s subsidiary U.S. depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board.
     The following table sets forth the capital tiers and capital ratios under current regulatory guidelines for Citibank, N.A., Citi’s primary subsidiary U.S. depository institution, as of December 31, 2012 and December 31, 2011:

In billions of dollars, except ratios	2012	2011
Tier 1 Common Capital	$116.6	$121.3
Tier 1 Capital	117.4	121.9
Total Capital
(Tier 1 Capital + Tier 2 Capital)	135.5	134.3
Tier 1 Common ratio	14.12%	14.63%
Tier 1 Capital ratio	14.21	14.70
Total Capital ratio	16.41	16.20
Leverage ratio	8.97	9.66

____________________
13	TCE, tangible book value per share and related ratios are non-GAAP financial measures that are used and relied upon by investors and industry analysts as capital adequacy metrics.

Impact of Changes on Capital Ratios Under Current Regulatory Guidelines
The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), as of December 31, 2012. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
Impact of $1
		Impact of $1		Impact of $1		Impact of $1		billion change
	Impact of $100	billion change in	Impact of $100	billion change in	Impact of $100	billion change in	Impact of $100	in adjusted
	million change in	risk-weighted	million change in	risk-weighted	million change in	risk-weighted	million change in	average total
	Tier 1 Common Capital	assets	Tier 1 Capital	assets	Total Capital	assets	Tier 1 Capital	assets
Citigroup	1.0 bps	1.3 bps	1.0 bps	1.4 bps	1.0 bps	1.8 bps	0.5 bps	0.4 bps
Citibank, N.A.	1.2 bps	1.7 bps	1.2 bps	1.7 bps	1.2 bps	2.0 bps	0.8 bps	0.7 bps

Broker-Dealer Subsidiaries
At December 31, 2012, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $6.2 billion, which exceeded the minimum requirement by $5.7 billion.
     In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2012. See Note 20 to the Consolidated Financial Statements.

Regulatory Capital Standards
The future regulatory capital standards applicable to Citi include Basel II, Basel II.5 and Basel III, as well as the current Basel I credit risk capital rules, until superseded.

Basel II
In November 2007, the U.S. banking agencies adopted Basel II, a new set of risk-based capital standards for large, internationally active U.S. banking organizations, including Citi. These standards require Citi to comply with the most advanced Basel II approaches for calculating risk-weighted assets for credit and operational risks.
     More specifically, credit risk under Basel II is generally measured using an advanced internal ratings-based models approach which is applicable to wholesale and retail exposures, and under certain circumstances also to securitization and equity exposures. For wholesale and retail exposures, a U.S. banking organization is required to input risk parameters generated by its internal risk models into specified required formulas to determine risk-weighted assets. Basel II provides several approaches, subject to various conditions and qualifying criteria, to measure risk-weighted assets for securitization exposures. For equity exposures, a U.S. banking organization may use a simple risk weight approach or, if it qualifies to do so, an internal models approach to measure risk-weighted assets for exposures other than exposures to investments funds, for which a look through approach must be used.
     Basel II sets forth advanced measurement approaches to be employed by a U.S. banking organization in the measurement of its operational risk, which is defined by Citi as the risk of loss resulting from inadequate or failed internal processes, systems or human factors, or from external events. The advanced measurement approaches do not require a banking organization to use a specific methodology in its operational risk assessment and rely on a banking organization’s internal estimates of its operational risks to generate an operational risk capital requirement.
     The U.S. Basel II implementation timetable originally consisted of a parallel calculation period under the current regulatory capital rules (Basel I), followed by a three-year transitional “floor” period, during which Basel II risk-based capital requirements could not fall below certain floors based on application of the Basel I rules. Citi began parallel Basel I and Basel II reporting to the U.S. banking agencies on April 1, 2010, although, as required under U.S. banking regulations, reported only its Basel I capital ratios for purposes of assessing compliance with minimum Tier 1 Capital and Total Capital ratio requirements.

     In June 2011, the U.S. banking agencies adopted final regulations to implement the “capital floor” provision of the so-called “Collins Amendment” of the Dodd-Frank Act. These regulations eliminated the three-year transitional floor period in favor of a permanent floor based on the generally applicable risk-based capital rules (currently Basel I). Pursuant to these regulations, a banking organization that has formally implemented Basel II must calculate its risk-based capital requirements under both Basel I and Basel II, compare the two results, and then report the lower of the resulting capital ratios for purposes of determining compliance with its minimum Tier 1 Capital and Total Capital ratio requirements. As of December 31, 2012, neither Citi nor any other U.S. banking organization had received approval from the U.S. banking agencies to formally implement Basel II. Citi expects, however, that it will be required to formally implement Basel II during 2013 and will begin reporting the lower of its Basel I and Basel II ratios.

Basel II.5
Basel II.5 substantially revised the market risk capital framework, and implements a more comprehensive and risk sensitive methodology for calculating market risk capital requirements for covered trading positions. Further, the U.S. version of the Basel II.5 rules also implements the Dodd-Frank Act requirement that all federal agencies remove references to, and reliance on, credit ratings in their regulations, and replace these references with alternative standards for evaluating creditworthiness. As a result, the U.S. banking agencies provided alternative methodologies to external credit ratings to be used in assessing capital requirements on certain debt and securitization positions subject to the Basel II.5 rules.

Basel III
The U.S. Basel III rules consist of three notices of proposed rulemaking (NPRs): the “Basel III NPR,” the “Standardized Approach NPR” and the “Advanced Approaches NPR.” With the broad exceptions of the new “Standardized Approach” to be employed by substantially all U.S. banking organizations in deriving credit risk-weighted assets and the required alternatives to the use of external credit ratings in arriving at applicable risk weights for certain exposures as referenced above, the NPRs are largely consistent with the Basel Committee’s Basel III rules. In November 2012, the U.S. banking agencies announced that none of the proposed rules would be finalized and effective January 1, 2013 as was, in part, initially suggested.

Basel III NPR
The Basel III NPR, as with the Basel Committee Basel III rules, is intended to raise the quantity and quality of regulatory capital by formally introducing not only Tier 1 Common Capital and mandating that it be the predominant form of regulatory capital, but by also narrowing the definition of qualifying capital elements at all three regulatory capital tiers as well as imposing broader and more constraining regulatory adjustments and deductions.
     The Basel III NPR would modify the regulations implementing the capital floor provision of the Collins Amendment of the Dodd-Frank Act that were adopted in June 2011 (as discussed above). This provision would require “Advanced Approaches” banking organizations (generally those with consolidated total assets of at least $250 billion or consolidated total on-balance sheet foreign exposures of at least $10 billion), which includes Citi and Citibank, N.A., to calculate each of the three risk-based capital ratios (Tier 1 Common, Tier 1 Capital and Total Capital) under both the proposed “Standardized Approach” and the proposed “Advanced Approaches” and report the lower of each of the resulting capital ratios. The principal differences between these two approaches are in the composition and calculation of total risk-weighted assets, as well as in the definition of Total Capital. Compliance with the Basel III NPR stated minimum Tier 1 Common, Tier 1 Capital, and Total Capital ratio requirements of 4.5%, 6%, and 8%, respectively, would be assessed based upon each of the reported ratios. The newly established Tier 1 Common and increased Tier 1 Capital stated minimum ratio requirements have been proposed to be phased in over a three-year period. Under the Basel III NPR, consistent with the Basel Committee Basel III rules, there would be no change in the stated minimum Total Capital ratio requirement.
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
     The calculation of the Capital Conservation Buffer for Advanced Approaches banking organizations, including Citi, would be based on a comparison of each of the three risk-based capital ratios as calculated under the Advanced Approaches and the stated minimum required ratios for each (i.e., 4.5% Tier 1 Common and 6% Tier 1 Capital, both as fully phased-in, and 8% Total Capital), with the reportable Capital Conservation Buffer being the smallest of the three differences. If a banking organization failed to comply with the proposed buffers, it would be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. The buffers are proposed to be phased in from January 1, 2016 through January 1, 2019.

     Unlike the Basel Committee’s final rules for global systemically important banks (G-SIBs), the Basel III NPR does not include measures for G-SIBs, such as those addressing the methodology for assessing global systemic importance, the imposition of additional Tier 1 Common capital surcharges, and the phase-in period regarding these requirements. The Federal Reserve Board is required by the Dodd-Frank Act to issue rules establishing a quantitative risk-based capital surcharge for financial institutions deemed to be systemically important and posing risk to market-wide financial stability, such as Citi, and the Federal Reserve Board has indicated that it intends for these rules to be consistent with the Basel Committee’s final G-SIB rules. Although these rules have not yet been proposed, Citi anticipates that it will likely be subject to a 2.5% initial additional capital surcharge.
     The Basel III NPR, consistent with the Basel Committee’s Basel III rules, provides that certain capital instruments, such as trust preferred securities, would no longer qualify as non-common components of Tier 1 Capital. Furthermore, the Collins Amendment of the Dodd-Frank Act generally requires a phase-out of these securities over a three-year period beginning January 1, 2013 for bank holding companies, such as Citi, that had $15 billion or more in total consolidated assets as of December 31, 2009. Accordingly, the U.S. banking agencies have proposed that trust preferred securities and other non-qualifying Tier 1 Capital instruments, as well as non-qualifying Tier 2 Capital instruments, be phased out by these bank holding companies, including Citi, at a 25% per year incremental phase-out beginning on January 1, 2013 (i.e., 75% of these capital instruments would be includable in Tier 1 Capital on January 1, 2013, 50% on January 1, 2014, and 25% on January 1, 2015), with a full phase-out of these capital instruments by January 1, 2016. However, the timing of the phase-out of trust preferred securities and other non-qualifying Tier 1 and Tier 2 Capital instruments is currently uncertain, given the delay in finalization and implementation of the U.S. Basel III rules. For additional information on Citi’s outstanding trust preferred securities, see Note 19 to the Consolidated Financial Statements. See also “Funding and Liquidity” below.
     Under the Basel III NPR, Advanced Approaches banking organizations would also be required to calculate two leverage ratios, a “Tier 1” Leverage ratio and a “Supplementary” Leverage ratio. The Tier 1 Leverage ratio would be a modified version of the current U.S. leverage ratio and would reflect the more restrictive proposed Basel III definition of Tier 1 Capital in the numerator, but with the same current denominator consisting of average total on-balance sheet assets less amounts deducted from Tier 1 Capital. Citi, as with substantially all U.S. banking organizations, would be required to maintain a minimum Tier 1 Leverage ratio of 4%. The Supplementary Leverage ratio would significantly differ from the Tier 1 Leverage ratio regarding the inclusion of certain off-balance sheet exposures within the denominator of the ratio. Advanced Approaches banking organizations, such as Citi, would be required to maintain a minimum Supplementary Leverage ratio of 3%, commencing on January 1, 2018, although it was proposed that reporting commence on January 1, 2015. The Basel Committee’s Basel III rules only require that banking organizations calculate a similar Supplementary Leverage ratio.

     In addition, under the Basel III NPR, the U.S. banking agencies are proposing to revise the Prompt Corrective Action (PCA) regulations in certain respects. The PCA requirements direct the U.S. banking agencies to enforce increasingly strict limitations on the activities of insured depository institutions that fail to meet certain regulatory capital thresholds. The PCA framework contains five categories of capital adequacy as measured by risk-based capital and leverage ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”
     The U.S. banking agencies are proposing to revise the PCA regulations to accommodate a new minimum Tier 1 Common ratio requirement for substantially all categories of capital adequacy (other than critically undercapitalized), increase the minimum Tier 1 Capital ratio requirement at each category, and introduce for Advanced Approaches insured depository institutions the Supplementary Leverage ratio as a metric, but only for the “adequately capitalized” and “undercapitalized” categories. These revisions have been proposed to be effective on January 1, 2015, with the exception of the Supplementary Leverage ratio for Advanced Approaches insured depository institutions for which January 1, 2018 was proposed as the effective date. Accordingly, as proposed, beginning January 1, 2015, an insured depository institution, such as Citibank, N.A., would need minimum Tier 1 Common, Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios of 6.5% (a new requirement), 8% (a 2% increase over the current requirement), 10%, and 5%, respectively, to be considered “well capitalized.”

Standardized Approach NPR
The Standardized Approach NPR would be applicable to substantially all U.S. banking organizations, including Citi and Citibank, N.A., and when effective would replace the existing Basel I rules governing the calculation of risk-weighted assets for credit risk. As proposed, this approach would incorporate heightened risk sensitivity for calculating risk-weighted assets for certain on-balance sheet assets and off-balance sheet exposures, including those to foreign sovereign governments and banks, residential mortgages, corporate and securitization exposures, and counterparty credit risk on derivative contracts, as compared to Basel I. Total risk-weighted assets under the Standardized Approach would exclude risk-weighted assets arising from operational risk, require more limited approaches in measuring risk-weighted assets for securitization exposures under Basel II.5, and apply the standardized risk-weights to arrive at credit risk-weighted assets. As required under the Dodd-Frank Act, the Standardized Approach proposes to rely on alternatives to external credit ratings in the treatment of certain exposures. The proposed effective date for implementation of the Standardized Approach is January 1, 2015, with an option for U.S. banking organizations to early adopt.

Advanced Approaches NPR
The Advanced Approaches NPR incorporates published revisions to the Basel Committee’s Advanced Approaches calculation of risk-weighted assets as proposed amendments to the U.S. Basel II capital guidelines. Total risk-weighted assets under the Advanced Approaches would include not only market risk equivalent risk-weighted assets as determined under Basel II.5, but also the results of applying the Advanced Approaches in calculating credit and operational risk-weighted assets. Primary among the proposed Basel II modifications are those related to the treatment of counterparty credit risk, as well as substantial revisions to the securitization exposure framework. As required by the Dodd-Frank Act, the Advanced Approaches NPR also proposes to remove references to, and reliance on, external credit ratings for various types of exposures.

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
  Citi’s significant Citibank entities, which consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore (collectively referred to in this section as “significant Citibank entities”); and
  other Citibank and Banamex entities.

     At an aggregate level, Citigroup’s goal is to ensure that there is sufficient funding in amount and tenor to ensure that aggregate liquidity resources are available for these entities. The liquidity framework requires that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.
     Citi’s primary sources of funding include (i) deposits via Citi’s bank subsidiaries, which are Citi’s most stable and lowest cost source of long-term funding, (ii) long-term debt (primarily senior and subordinated debt) issued at the non-bank level and certain bank subsidiaries, and (iii) stockholders’ equity. These sources may be supplemented by short-term borrowings, primarily in the form of secured financing transactions (securities loaned or sold under agreements to repurchase, or repos).
     As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The key goal of Citi’s asset/liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity to fund the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of aggregate liquidity resources, as described below.

Aggregate Liquidity Resources

	Non-bank			Significant Citibank Entities			Other Citibank and Banamex Entities			Total
In billions of dollars	Dec. 31, 2012	Sept. 30, 2012	Dec. 31, 2011	Dec. 31, 2012	Sept. 30, 2012	Dec. 31, 2011	Dec. 31, 2012	Sept. 30, 2012	Dec. 31, 2011	Dec. 31, 2012	Sept. 30, 2012	Dec. 31, 2011
Available cash at central banks	$33.2	$50.9	$29.1	$26.5	$72.7	$70.7	$13.3	$15.9	$27.6	$73.0	$139.5	$127.4
Unencumbered liquid securities	31.3	26.8	69.3	173.3	164.0	129.5	76.2	73.9	79.3	280.8	264.7	278.1
Total	$64.5	$77.7	$98.4	$199.8	$236.7	$200.2	$89.5	$89.8	$106.9	$353.8	$404.2	$405.5

     All amounts in the table above are as of period-end and may increase or decrease intra-period in the ordinary course of business.
     As set forth in the table above, Citigroup’s aggregate liquidity resources totaled approximately $353.8 billion at December 31, 2012, compared to $404.2 billion at September 30, 2012 and $405.5 billion at December 31, 2011. During 2011 and the first half of 2012, Citi consciously maintained an excess liquidity position given uncertainties in both the global economic outlook and the pace of its balance sheet deleveraging. In the second half of 2012, as these uncertainties showed signs of abating, Citi purposefully began to decrease its liquidity resources, primarily through long-term debt reductions and limiting deposit growth, as well as through increased lending to both Consumer and Corporate clients.
     As discussed in more detail below, this reduction in excess liquidity in turn contributed to a reduction in overall cost of funds, and thus improved Citi’s net interest margin, which increased to 2.88% for full year 2012 from 2.86% for full year 2011 (see “Deposits” and “Market Risk—Interest Revenue/ Expense and Yields” below, respectively).

     At December 31, 2012, Citigroup’s non-bank aggregate liquidity resources totaled approximately $64.5 billion, compared to $77.7 billion at September 30, 2012 and $98.4 billion at December 31, 2011. These amounts included unencumbered liquid securities and cash held in Citi’s U.S. and non-U.S. broker-dealer entities. The purposeful decrease in aggregate liquidity resources of Citi’s non-bank entities year-over-year and quarter-over-quarter was primarily due to the continued pay down and runoff of long-term debt, including Temporary Liquidity Guarantee Program (TLGP) debt, which fully matured by the end of 2012.
     Citigroup’s significant Citibank entities had approximately $199.8 billion of aggregate liquidity resources as of December 31, 2012, compared to $236.7 billion at September 30, 2012 and $200.2 billion at December 31, 2011. The decrease in aggregate liquidity resources during the fourth quarter of 2012 was primarily due to an anticipated reduction in episodic deposits and the expiration of the Transaction Account Guarantee (TAG) program (see “Deposits” below), as well as the repayment of remaining TLGP borrowings and a reduction in secured borrowings. As of December 31, 2012, the significant Citibank entities’ liquidity resources included $26.5 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank

of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority), compared with $72.7 billion at September 30, 2012 and $70.7 billion at December 31, 2011.
     The significant Citibank entities’ liquidity resources amount as of December 31, 2012 also included unencumbered liquid securities. These securities are available-for-sale or secured financing through private markets or by pledging to the major central banks. The liquidity value of these securities was $173.3 billion at December 31, 2012 compared to $164.0 billion at September 30, 2012 and $129.5 billion at December 31, 2011.
     Citi estimates that its other Citibank and Banamex entities and subsidiaries held approximately $89.5 billion in aggregate liquidity resources as of December 31, 2012, compared to $89.8 billion at September 30, 2012 and $106.9 billion at December 31, 2011. The decrease year-over-year was primarily due to increased lending and limited deposit growth in those entities. The $89.5 billion as of December 31, 2012 included $13.3 billion of cash on deposit with central banks and $76.2 billion of unencumbered liquid securities.
     Citi’s $353.8 billion of aggregate liquidity resources as of December 31, 2012 does not include additional potential liquidity in the form of Citigroup’s borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $36.7 billion as of December 31, 2012 and is maintained by pledged collateral to all such banks. The aggregate liquidity resources shown above also do not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would also be in addition to the resources noted above.
     Moreover, in general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of December 31, 2012, the amount available for lending to these non-bank entities under Section 23A was approximately $15 billion, provided the funds are collateralized appropriately.
     Overall, subject to market conditions, Citi expects to continue to modestly manage down its aggregate liquidity resources as it continues to pay down or allow its outstanding long-term debt to mature (see “Long-Term Debt” below).

Aggregate Liquidity Resources—By Type
The following table shows the composition of Citi’s aggregate liquidity resources by type of asset as of each of the periods indicated. For securities, the amounts represent the liquidity value that could potentially be realized, and thus excludes any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions. Year-over-year, the composition of Citi’s aggregate liquidity resources shifted as Citi continued to optimize its liquidity portfolio. Cash and foreign government trading securities (particularly in Western Europe) decreased, while U.S. treasuries and agencies increased.

	Dec. 31,	Sept. 30,	Dec. 31,
In billions of dollars	2012	2012	2011
Available cash at central banks	$73.0	$139.5	$127.4
U.S. Treasuries	89.0	73.0	67.0
U.S. Agencies/Agency MBS	72.5	67.0	68.9
Foreign Government (1)	111.7	119.5	136.6
Other Investment Grade	7.6	5.2	5.6
Total	$353.8	$404.2	$405.5

(1)	Foreign government also includes foreign government agencies, multinationals and foreign government guaranteed securities. Foreign government securities are held largely to support local liquidity requirements and Citi’s local franchises and, as of December 31, 2012, principally included government bonds from Korea, Japan, Mexico, Brazil, Hong Kong, Singapore and Taiwan.

     The aggregate liquidity resources are composed entirely of cash and securities positions. While Citi utilizes derivatives to manage the interest rate and currency risks related to the aggregate liquidity resources, credit derivatives are not used.

Deposits
Deposits are the primary and lowest cost funding source for Citi’s bank subsidiaries. As of December 31, 2012, approximately 78% of the liabilities of Citi’s bank subsidiaries were deposits, compared to 76% as of September 30, 2012 and 75% as of December 31, 2011.
     The table below sets forth the end of period and average deposits, by business and/or segment, for each of the periods indicated.

	Dec. 31,	Sept. 30,	Dec. 31,
In billions of dollars	2012	2012	2011
Global Consumer Banking
North America	$165.2	$156.8	$149.0
EMEA	13.2	12.9	12.1
Latin America	48.6	47.3	44.3
Asia	110.0	113.1	109.7
Total	$337.0	$330.1	$315.1
ICG
Securities and Banking	$114.4	$119.4	$110.9
Transaction Services	408.7	425.5	373.1
Total	$523.1	$544.9	$484.0
Corporate/Other	2.5	2.8	5.2
Total Citicorp	$862.6	$877.8	$804.3
Total Citi Holdings	68.0	66.8	61.6
Total Citigroup Deposits (EOP)	$930.6	$944.6	$865.9
Total Citigroup Deposits (AVG)	$928.9	$921.2	$857.0

     Citi continued to focus on maintaining a geographically diverse retail and corporate deposit base that stood at approximately $931 billion at December 31, 2012, up 7% year-over-year. Average deposits of $929 billion as of December 31, 2012 increased 8% year-over-year. The increase in end-of-period deposits year-over-year was largely due to higher deposit volumes in each of Citicorp’s deposit-taking businesses (Transaction Services, Securities and Banking and Global Consumer Banking). Year-over-year deposit growth occurred in all four regions, including 9% growth in EMEA and 10% growth in Latin America. As of December 31, 2012, approximately 59% of Citi’s deposits were located outside of the U.S., compared to 61% at December 31, 2011.

     Quarter-over-quarter, end-of-period deposits decreased 1% on a reported basis (2% when adjusted for the impact of FX translation). During the fourth quarter of 2012, there was an expected decline in end-of-period deposits reflecting the runoff of approximately $12 billion of episodic deposits which came in at the end of the third quarter, as well as $10 billion primarily due to the expiration of the TAG program on December 31, 2012. These reductions were partially offset by deposit growth across deposit-taking businesses, particularly Global Consumer Banking. Further, at the direction of MSSB, Citi transferred $4.5 billion in deposits to Morgan Stanley during the fourth quarter of 2012 in connection with the sale of Citi’s 14% interest in MSSB (see “Citi Holdings—Brokerage and Asset Management” above), although this decline was offset by deposit growth in the normal course of business.
     During 2012, the composition of Citi’s deposits continued to shift toward a greater proportion of operating balances, and also toward non-interest-bearing accounts within those operating balances. (Citi defines operating balances as checking and savings accounts for individuals, as well as cash management accounts for corporations. This compares to time deposits, where rates are fixed for the term of the deposit and which have generally lower margins). Citi believes that operating accounts are lower cost and more reliable deposits, and exhibit “stickier,” or more retentive, behavior. Operating balances represented 79% of Citi’s average total deposit base as of December 31, 2012, compared to 76% at both September 30, 2012 and December 31, 2011. Citi currently expects this shift to continue into 2013.
     Deposits can be interest-bearing or non-interest-bearing. Of Citi’s $931 billion of deposits as of December 31, 2012, $195 billion were non-interest-bearing, compared to $177 billion at December 31, 2011. The remainder, or $736 billion, was interest-bearing, compared to $689 billion at December 31, 2011.
     Citi’s overall cost of funds on deposits decreased during 2012, despite deposit growth throughout the year. Excluding the impact of the higher FDIC assessment and deposit insurance, the average rate on Citi’s total deposits was 0.64% at December 31, 2012, compared with 0.80% at December 31, 2011, and 0.86% at December 31, 2010. This translated into an approximate $345 million reduction in quarterly interest expense over the past two years. Consistent with prevailing interest rates, Citi experienced declining deposit rates during 2012, notwithstanding pressure on deposit rates due to competitive pricing in certain regions.

Long-Term Debt
Long-term debt (generally defined as original maturities of one year or more) continued to represent the most significant component of Citi’s funding for its non-bank entities, or 40% of the funding for the non-bank entities as of December 31, 2012, compared to 45% as of December 31, 2011. The vast majority of this funding is composed of senior term debt, along with subordinated instruments.
     Senior long-term debt includes benchmark notes and structured notes, such as equity- and credit-linked notes. Citi’s issuance of structured notes is generally driven by customer demand and is not a significant source of liquidity for Citi. Structured notes frequently contain contractual features, such as call options, which can lead to an expectation that the debt will be redeemed earlier than one year, despite contractually scheduled maturities greater than one year. As such, when considering the measurement of Citi’s long-term “structural” liquidity, structured notes with these contractual features are not included (see footnote 1 to the “Long-Term Debt Issuances and Maturities” table below).
     During 2012, due to the expected phase-out of Tier 1 Capital treatment for trust preferred securities beginning as early as 2013, Citi redeemed four series of its outstanding trust preferred securities, for an aggregate amount of approximately $5.9 billion. Furthermore, in anticipation of this change in qualifying regulatory capital, Citi issued approximately $2.25 billion of preferred stock during 2012. For details on Citi’s remaining outstanding trust preferred securities, as well as its long-term debt generally, see Note 19 to the Consolidated Financial Statements. See also “Capital Resources—Regulatory Capital Standards” above.
     Long-term debt is an important funding source for Citi’s non-bank entities due in part to its multi-year maturity structure. The weighted average maturities of long-term debt issued by Citigroup and its affiliates, including Citibank, N.A., with a remaining life greater than one year as of December 31, 2012 (excluding trust preferred securities), was approximately 7.2 years, compared to 7.0 years at September 30, 2012 and 7.1 years at December 31, 2011.

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

	Dec. 31,	Sept. 30,	Dec. 31,
In billions of dollars	2012	2012	2011
Non-bank	$188.3	$210.0	$245.6
Senior/subordinated debt (1)	171.0	186.8	216.4
Trust preferred securities	10.1	10.6	16.1
Securitized debt and securitizations (1)(2)	0.4	3.5	4.0
Local country (1)	6.8	9.1	9.1
Bank	$51.2	$61.9	$77.9
Senior/subordinated debt	0.1	3.7	10.5
Securitized debt and securitizations (1)(2)	26.0	32.0	46.5
Local country and FHLB borrowings (1)(3)	25.1	26.2	20.9
Total long-term debt	$239.5	$271.9	$323.5

(1)	Includes structured notes in the amount of $27.5 billion and $23.4 billion as of December 31, 2012, and December 31, 2011, respectively.
(2)	Of the approximate $26.4 billion of total bank and non-bank securitized debt and securitizations as of December 31, 2012, approximately $23.0 billion related to credit card securitizations, the vast majority of which was at the bank level.
(3)	Of this amount, approximately $16.3 billion related to collateralized advances from the FHLB as of December 31, 2012.

     As set forth in the table above, Citi’s overall long-term debt decreased by approximately $84 billion year-over-year. In the bank, the decrease was due to securitization and TLGP run-off that was replaced with deposit growth. In the non-bank, the decrease was primarily due to TLGP run-off, trust preferred redemptions, debt maturities and debt repurchases through tender offers or buybacks (see discussion below), partially offset by issuances. While long-term debt in the non-bank declined over the course of the past year, Citi correspondingly reduced its overall level of assets—including illiquid assets—that debt was meant to support. These reductions are in keeping with Citi’s continued strategy to deleverage its balance sheet and lower funding costs.
     As noted above and as part of its liquidity and funding strategy, Citi has considered, and may continue to consider, opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases further decrease Citi’s overall funding costs. During 2012, Citi repurchased an aggregate of approximately $11.1 billion of its outstanding long-term and short-term debt, primarily pursuant to selective public tender offers and open market purchases, compared to $3.3 billion during 2011.
     Citi expects to continue to reduce its outstanding long-term debt during 2013, although it expects such reductions to occur at a more moderate rate as compared to 2012. These reductions could occur through natural maturities as well as repurchases, tender offers, redemptions and similar means, depending upon the overall economic environment.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases) during the periods presented:

		2012		2011		2010
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Structural long-term debt (1)	$80.7	$15.1	$47.3	$15.1	$41.2	$18.9
Local country level, FHLB and other (2)	11.7	12.2	25.7	15.2	20.5	10.2
Secured debt and securitizations	25.2	0.5	16.1	0.7	14.2	4.7
Total	$117.6	$27.8	$89.1	$31.0	$75.9	$33.8

(1)	Citi defines structural long-term debt as its long-term debt (original maturities of one year or more), excluding certain structured debt, such as equity-linked and credit-linked notes, with early redemption features effective within one year. Issuances and maturities of these notes are included in this table in “Local country level, FHLB and other.” See footnote 2 below. Structural long-term debt is a non-GAAP measure. Citigroup believes that the structural long-term debt measure provides useful information to its investors as it excludes long-term debt that could in fact be redeemed by the holders thereof within one year.
(2)	As referenced above, “other” includes long-term debt not considered structural long-term debt relating to certain structured notes. The amounts of issuances included in this line, and thus excluded from “structural long-term debt,” were $2.0 billion, $3.7 billion, and $3.3 billion in 2012, 2011, and 2010, respectively. The amounts of maturities included in this line, and thus excluded from “structural long-term debt,” were $2.4 billion, $2.4 billion, and $3.0 billion, in 2012, 2011, and 2010, respectively.

The table below shows Citi’s aggregate expected annual long-term debt maturities as of December 31, 2012:

	Expected Long-Term Debt Maturities as of December 31, 2012
In billions of dollars	2013	2014	2015	2016	2017	Thereafter	Total
Senior/subordinated debt (1)	$24.6	$24.6	$19.9	$12.8	$21.2	$68.0	$171.1
Trust preferred securities	0.0	0.0	0.0	0.0	0.0	10.1	10.1
Securitized debt and securitizations	2.4	6.6	5.8	2.9	2.3	6.4	26.4
Local country and FHLB borrowings	15.7	5.8	3.3	4.2	0.7	2.2	31.9
Total long-term debt	$42.7	$37.0	$29.0	$19.9	$24.2	$86.7	$239.5

(1)	Includes certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. The amount and maturity of such notes included is as follows: $0.9 billion maturing in 2013; $0.5 billion in 2014; $0.5 billion in 2015; $0.6 billion in 2016; $0.5 billion in 2017; and $2.0 billion thereafter.

     As set forth in the table above, Citi’s structural long-term debt maturities peaked during 2012 at $80.7 billion, and included the maturity of the last remaining TLGP debt.

Secured Financing Transactions and Short-Term Borrowings
As referenced above, Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured financing (securities loaned or sold under agreements to repurchase, or repos) and (ii) short-term borrowings consisting of commercial paper and borrowings from the FHLBs and other market participants. See Note 19 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings.
     The following table contains the year-end, average and maximum month-end amounts for the following respective short-term borrowings categories at the end of each of the three prior fiscal years.

	Federal funds purchased
	and securities sold under
	agreements to			Short-term borrowings						(1)
	repurchase			Commercial paper			Other short-term borrowings			(2)
In billions of dollars	2012	2011	2010	2012	2011	2010	2012	2011	2010
Amounts outstanding at year end	$211.2	$198.4	$189.6	$11.5	$21.3	$24.7	$40.5	$33.1	$54.1
Average outstanding during the year (3)(4)	223.8	219.9	212.3	17.9	25.3	35.0	36.3	45.5	68.8
Maximum month-end outstanding	237.1	226.1	246.5	21.9	25.3	40.1	40.6	58.2	106.0
Weighted-average interest rate
During the year (3)(4)(5)	1.26%	1.45%	1.32%	0.47%	0.28%	0.38%	1.77%	1.28%	1.14%
At year end (6)	0.81	1.10	0.99	0.60	0.38	0.35	1.06	1.09	0.40

(1)	Original maturities of less than one year.
(2)	Other short-term borrowings include broker borrowings and borrowings from banks and other market participants.
(3)	Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.
(4)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest expense excludes the impact of FIN 41 (ASC 210-20-45).
(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.
(6)	Based on contractual rates at respective year ends; non-interest-bearing accounts are excluded from the weighted average interest rate calculated at year end.

Secured Financing
Secured financing is primarily conducted through Citi’s broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. As of December 31, 2012, approximately 36% of the funding for Citi’s non-bank entities, primarily the broker-dealer, was from secured financings.
     Secured financing was $211 billion as of December 31, 2012, compared to $198 billion as of December 31, 2011. Average balances for secured financing were approximately $224 billion for the year ended December 31, 2012, compared to $220 billion for the year ended December 31, 2011. Changes in levels of secured financing were primarily due to fluctuations in inventory for all periods discussed above (either on an end-of-quarter or on an average basis).

Commercial Paper
Citi’s commercial paper balances have decreased and will likely continue to do so as Citi shifts its funding mix away from short-term sources to deposits and long-term debt and equity. The following table sets forth Citi’s commercial paper outstanding for each of its non-bank entities and significant Citibank entities, respectively, for each of the periods indicated:

	Dec. 31,	Sep. 30,	Dec. 31,
In billions of dollars	2012	2012	2011
Commercial paper
Non-bank	$0.4	$0.6	$6.4
Bank	11.1	11.8	14.9
Total	$11.5	$12.4	$21.3

Other Short-Term Borrowings
At December 31, 2012, Citi’s other short-term borrowings, which includes borrowings from the FHLBs and other market participants, were approximately $41 billion, compared with $33 billion at December 31, 2011.

Liquidity Management, Measures and Stress Testing

Liquidity Management
Citi’s aggregate liquidity resources are managed by the Citi Treasurer. Liquidity is managed via a centralized treasury model by Corporate Treasury and by in-country treasurers. Pursuant to this structure, Citi’s liquidity resources are managed with a goal of ensuring the asset/liability match and that liquidity positions are appropriate in every country and throughout Citi.
     Citi’s Chief Risk Officer is responsible for the overall risk profile of Citi’s aggregate liquidity resources. The Chief Risk Officer and Chief Financial Officer co-chair Citi’s Asset Liability Management Committee (ALCO), which includes Citi’s Treasurer and senior executives. ALCO sets the strategy of the liquidity portfolio and monitors its performance. Significant changes to portfolio asset allocations need to be approved by ALCO.
     Excess cash available in Citi’s aggregate liquidity resources is available to be invested in a liquid portfolio such that cash can be made available to meet demand in a stress situation. At December 31, 2012, Citi’s liquidity pool was primarily invested in cash, government securities, including U.S. agency debt and U.S. agency mortgage-backed securities, and a certain amount of highly rated investment-grade credits. While the vast majority of Citi’s liquidity pool at December 31, 2012 consisted of long positions, Citi utilizes derivatives to manage its interest rate and currency risks; credit derivatives are not used.

Liquidity Measures
Citi uses multiple measures in monitoring its liquidity, including without limitation those described below.
     In broad terms, the structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders’ equity as a percentage of total assets, measures whether the asset base is funded by sufficiently long-dated liabilities. Citi’s structural liquidity ratio remained stable over the past year at approximately 73% as of December 31, 2012.
     In addition, Citi believes it is currently in compliance with the proposed Basel III Liquidity Coverage Ratio (LCR), as amended by the Basel Committee on Banking Supervision on January 7, 2013 (the amended LCR guidelines), even though such ratio is not proposed to take full effect until 2019. Using the amended LCR guidelines, Citi’s estimated LCR was approximately 122% as of December 31, 2012, compared with approximately 127% at September 30, 2012 and 143% at March 31, 2012.13 On a dollar basis, the 122% LCR represents additional liquidity of approximately $65 billion above the proposed minimum 100% LCR threshold. Citi’s LCR may decrease modestly over time.
     The LCR is designed to ensure banks maintain an adequate level of unencumbered cash and highly liquid securities that can be converted to cash to meet liquidity needs under an acute 30-day stress scenario. The LCR estimate is calculated in accordance with the amended LCR guidelines. Under the amended LCR guidelines, the LCR is calculated by dividing the amount of highly liquid unencumbered government and government-backed cash securities, as well as unencumbered cash, by the estimated net outflows over a stressed 30-day period. The net cash outflows are calculated by applying assumed outflow factors, prescribed in the amended LCR guidelines, to the various categories of liabilities (deposits, unsecured and secured wholesale borrowings), as well as to unused commitments and derivatives-related exposures, partially offset by inflows from assets maturing within 30 days. The amended LCR requirements expanded the definition of liquid assets, and reduced outflow estimates for certain types of deposits and commitments.

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

____________________
13	Citi’s estimated LCR is a non-GAAP financial measure. Citi believes this measure provides useful information to investors and others by measuring Citi’s progress toward potential future expected regulatory liquidity standards.

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

Credit Ratings
Citigroup’s funding and liquidity, including its funding capacity, its ability to access the capital markets and other sources of funds, as well as the cost of these funds, and its ability to maintain certain deposits, is partially dependent on its credit ratings. The table below indicates the ratings for Citigroup, Citibank, N.A. and Citigroup Global Markets Inc. (a broker-dealer subsidiary of Citigroup) as of December 31, 2012.

Citi’s Debt Ratings as of December 31, 2012
Citigroup Global
	Citigroup Inc.		Citibank, N.A.		Markets Inc.
	Senior	Commercial	Long-	Short-	Long-
	debt	paper	term	term	term
Fitch Ratings (Fitch)	A	F1	A	F1	NR
Moody’s Investors Service (Moody’s)	Baa2	P-2	A3	P-2	NR
Standard & Poor’s (S&P)	A-	A-2	A	A-1	A

NR Not rated.

Recent Credit Rating Developments
On December 5, 2012, S&P concluded its annual review of Citi with no changes to the ratings and outlooks on Citigroup and its subsidiaries. On October 16, 2012, S&P noted that Citi’s ratings remain unchanged despite the change in senior management. At the same time, S&P maintained a negative outlook on the ratings. These ratings continue to receive two notches of government support uplift, in line with other large banks.
     On October 16, 2012, Fitch noted the change in Citi’s senior management as an unexpected, but credit-neutral, event that would likely have no material impact on the credit profile of Citibank, N.A. or its ratings in the near term. On October 10, 2012, Fitch affirmed the long- and short-term ratings of “A/F1” and the Viability Rating of “a-” for Citigroup and Citibank, N.A. and, as of that date, the rating outlook by Fitch was stable. This rating action was taken in conjunction with Fitch’s periodic review of the 13 global trading and universal banks.
     On February 12, 2013, Moody’s changed the rating outlook on Citibank, N.A. from negative to stable, and affirmed the long-term ratings. The negative outlook was assigned on October 16, 2012, following changes in Citi’s senior management. Moody’s maintained the negative outlook on the long-term ratings of Citigroup Inc. On October 16, 2012, Moody’s affirmed the long- and short-term ratings of Citigroup and Citibank, N.A.

Potential Impacts of Ratings Downgrades
Ratings downgrades by Moody’s, Fitch or S&P could negatively impact Citigroup’s and/or Citibank, N.A.’s funding and liquidity due to reduced funding capacity, including derivatives triggers, which could take the form of cash obligations and collateral requirements.
     The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank, N.A. of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, and judgments and uncertainties, including without limitation those relating to potential ratings limitations certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior (e.g., certain corporate customers and trading counterparties could re-evaluate their business relationships with Citi, and limit the trading of certain contracts or market instruments with Citi). Moreover, changes in counterparty behavior could impact Citi’s funding and liquidity as well as the results of operations of certain of its businesses. Accordingly, the actual impact to Citigroup or Citibank, N.A. is unpredictable and may differ materially from the potential funding and liquidity impacts described below.
     For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” below.

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers
As of December 31, 2012, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $1.7 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
     In addition, as of December 31, 2012, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.’s funding and liquidity due to derivative triggers by approximately $3.4 billion.
     In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $5.1 billion (see also Note 23 to the Consolidated Financial Statements). As set forth under “Aggregate Liquidity Resources” above, the aggregate liquidity resources of Citi’s non-bank entities were approximately $65 billion, and the aggregate liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities were approximately $289 billion, for a total of approximately $354 billion as of December 31, 2012. These liquidity resources are available in part as a contingency for the potential events described above.
     In addition, a broad range of mitigating actions are currently included in Citigroup’s and Citibank, N.A.’s detailed contingency funding plans. For Citigroup, these mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, adjusting the size of select trading books and collateralized borrowings from Citi’s significant bank subsidiaries. Mitigating actions available to Citibank, N.A. include, but are not limited to, selling or financing highly liquid government securities, tailoring levels of secured lending, adjusting the size of select trading books, reducing loan originations and renewals, raising additional deposits, or borrowing from the FHLBs or central banks. Citi believes these mitigating actions could substantially reduce the funding and liquidity risk, if any, of the potential downgrades described above.

Citibank, N.A.—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.’s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of December 31, 2012, Citibank, N.A. had liquidity commitments of approximately $18.7 billion to asset-backed commercial paper conduits. This included $11.1 billion of commitments to consolidated conduits and $7.6 billion of commitments to unconsolidated conduits (each as referenced in Note 22 to the Consolidated Financial Statements).
     In addition to the above-referenced aggregate liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities, as well as the various mitigating actions previously noted, mitigating actions available to Citibank, N.A. to reduce the funding and liquidity risk, if any, of the potential downgrades described above, include repricing or reducing certain commitments to commercial paper conduits.
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
     The table below presents where a discussion of Citi’s various off-balance-sheet arrangements may be found in this Form 10-K. In addition, see “Significant Accounting Policies and Significant Estimates—Securitizations,” as well as Notes 1, 22 and 27 to the Consolidated Financial Statements.

Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-K

Variable interests and other obligations,	See Note 22 to the Consolidated
including contingent obligations,	Financial Statements.
arising from variable interests in
nonconsolidated VIEs
Leases, letters of credit, and lending	See Note 27 to the Consolidated
and other commitments	Financial Statements.
Guarantees	See Note 27 to the Consolidated
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

	Contractual obligations by year
In millions of dollars	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations—principal (1)	$42,651	$37,026	$29,046	$19,857	$24,151	$86,732	$239,463
Long-term debt obligations—interest payments (2)	1,655	1,437	1,127	770	937	3,365	9,291
Operating and capital lease obligations	1,220	1,125	1,001	881	754	2,293	7,274
Purchase obligations	792	439	414	311	249	233	2,438
Other liabilities (3)	40,358	1,623	287	289	255	3,945	46,757
Total	$86,676	$41,650	$31,875	$22,108	$26,346	$96,568	$305,223

(1)	For additional information about long-term debt obligations, see “Capital Resources and Liquidity—Funding and Liquidity” above and Note 19 to the Consolidated Financial Statements.
(2)	Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on Citi’s outstanding long-term debt as of December 31, 2012 to the contractual payment obligations on long-term debt for each of the periods disclosed in the table. At December 31, 2012, Citi’s overall weighted average contractual interest rate for long-term debt was 3.88%.
(3)	Includes accounts payable and accrued expenses recorded in Other liabilities on Citi’s Consolidated Balance Sheet. Also includes discretionary contributions for 2013 for Citi’s non-U.S. pension plans and the non-U.S. postretirement plans, as well as employee benefit obligations accounted for under SFAS 87 (ASC 715), SFAS 106 (ASC 715) and SFAS 112 (ASC 712).

RISK FACTORS

The following discussion sets forth what management currently believes could be the most significant regulatory, market and economic, liquidity, legal and business and operational risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition. Other factors, including those not currently known to Citi or its management, could also negatively impact Citi’s businesses, results of operations and financial condition, and thus the below should not be considered a complete discussion of all of the risks and uncertainties Citi may face.

REGULATORY RISKS

Citi Faces Ongoing Significant Regulatory Changes and Uncertainties in the U.S. and Non-U.S. Jurisdictions in Which It Operates That Negatively Impact the Management of Its Businesses, Results of Operations and Ability to Compete.
Citi continues to be subject to significant regulatory changes and uncertainties both in the U.S. and the non-U.S. jurisdictions in which it operates. As discussed throughout this section, the complete scope and ultimate form of a number of provisions of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and other regulatory initiatives in the U.S. are still being finalized and, even when finalized, will likely require significant interpretation and guidance. These regulatory changes and uncertainties are compounded by numerous regulatory initiatives underway in non-U.S. jurisdictions in which Citi operates. Certain of these initiatives, such as prohibitions or restrictions on proprietary trading or the requirement to establish “living wills,” overlap with changes in the U.S., while others, such as proposals for financial transaction and/or bank taxes in particular countries or regions, currently do not. Even when U.S. and international initiatives overlap, in many instances they have not been undertaken on a coordinated basis and areas of divergence have developed with respect to scope, interpretation, timing, structure or approach.
     Citi could be subject to additional regulatory requirements or changes beyond those currently proposed, adopted or contemplated, particularly given the ongoing heightened regulatory environment in which financial institutions operate. For example, in connection with their orderly liquidation authority under Title II of the Dodd-Frank Act, U.S. regulators may require that bank holding companies maintain a prescribed level of debt at the holding company level. In addition, under the Dodd-Frank Act, U.S. regulators may require additional collateral for inter-affiliate derivative and other credit transactions which, depending upon rulemaking and regulatory guidance, could be significant. There also continues to be discussion of potential GSE reform which would likely affect markets for mortgages and mortgage securities in ways that cannot currently be predicted. The heightened regulatory environment has resulted not only in a tendency toward more regulation, but toward the most prescriptive regulation as regulatory agencies have generally taken a conservative approach to rulemaking, interpretive guidance and their general ongoing supervisory authority.

     Regulatory changes and uncertainties make Citi’s business planning more difficult and could require Citi to change its business models or even its organizational structure, all of which could ultimately negatively impact Citi’s results of operations as well as realization of its deferred tax assets (DTAs). For example, regulators have proposed applying limits to certain concentrations of risk, such as through single counterparty credit limits or legal lending limits, and implementation of such limits currently or in the future could require Citi to restructure client or counterparty relationships and could result in the potential loss of clients.
     Further, certain regulatory requirements could require Citi to create new subsidiaries instead of branches in foreign jurisdictions, or create subsidiaries to conduct particular businesses or operations (so-called “subsidiarization”). This could, among other things, negatively impact Citi’s global capital and liquidity management and overall cost structure. Unless and until there is sufficient regulatory certainty, Citi’s business planning and proposed pricing for affected businesses necessarily include assumptions based on possible or proposed rules or requirements, and incorrect assumptions could impede Citi’s ability to effectively implement and comply with final requirements in a timely manner. Business planning is further complicated by the continual need to review and evaluate the impact on Citi’s businesses of ongoing rule proposals and final rules and interpretations from numerous regulatory bodies, all within compressed timeframes.
     Citi’s costs associated with implementation of, as well as the ongoing, extensive compliance costs associated with, new regulations or regulatory changes will likely be substantial and will negatively impact Citi’s results of operations. Given the continued regulatory uncertainty, however, the ultimate amount and timing of such impact going forward cannot be predicted. Also, compliance with inconsistent, conflicting or duplicative regulations, either within the U.S. or between the U.S. and non-U.S. jurisdictions, could further increase the impact on Citi. For example, the Dodd-Frank Act provided for the elimination of “federal preemption” with respect to the operating subsidiaries of federally chartered institutions such as Citibank, N.A., which allows for a broader application of state consumer finance laws to such subsidiaries. As a result, Citi is now required to conform the consumer businesses conducted by operating subsidiaries of Citibank, N.A. to a variety of potentially conflicting or inconsistent state laws not previously applicable, such as laws imposing customer fee restrictions or requiring additional consumer disclosures. Failure to comply with these or other regulatory changes could further increase Citi’s costs or otherwise harm Citi’s reputation.
     Uncertainty persists regarding the competitive impact of these new regulations. Citi could be subject to more stringent regulations, or could incur additional compliance costs, compared to its U.S. competitors because of its global footprint. In addition, certain other financial intermediaries may not be regulated on the same basis or to the same extent as Citi and consequently may have certain competitive advantages. Moreover, Citi could be subject to more, or more stringent, regulations than its foreign competitors because of several U.S. regulatory initiatives, particularly with respect to Citi’s non-U.S. operations. Differences in substance and severity of regulations across jurisdictions could significantly reduce Citi’s ability to compete with its U.S. and non-U.S. competitors and further negatively impact Citi’s results of operations. For example, Citi conducts a substantial portion of its derivatives activities through Citibank, N.A. Pursuant to the CFTC’s current and proposed rules on cross-border implications of the new derivatives registration and trading requirements under the Dodd-Frank Act, clients who transact their derivatives business with overseas branches of Citibank, N.A. could be subject to U.S. registration and other derivatives requirements. Clients of Citi and other large U.S. financial institutions have expressed an unwillingness to continue to deal with overseas branches of U.S. banks if the rules would subject them to these requirements. As a result, Citi could lose clients to non-U.S. financial institutions that are not subject to the same compliance regime.

Continued Uncertainty Regarding the Timing and Implementation of Future Regulatory Capital Requirements Makes It Difficult to Determine the Ultimate Impact of These Requirements on Citi’s Businesses and Results of Operations and Impedes Long-Term Capital Planning.
During 2012, U.S. regulators proposed the U.S. Basel III rules that would be applicable to Citigroup and its depository institution subsidiaries, including Citibank, N.A. U.S. regulators also adopted final rules relating to Basel II.5 market risk that were effective on January 1, 2013. This new regulatory capital regime will increase the level of capital required to be held by Citi, not only with respect to the quantity and quality of capital (such as capital required to be held in the form of common equity), but also as a result of increasing Citi’s overall risk-weighted assets.
     There continues to be significant uncertainty regarding the overall timing and implementation of the final U.S. regulatory capital rules. For example, while the U.S. Basel III rules have been proposed, additional rulemaking and interpretation is necessary to adopt and implement the final rules. Overall implementation phase-in will also need to be finalized by U.S. regulators, and it remains to be seen how U.S. regulators will address the interaction between the new capital adequacy rules, Basel I, Basel II, Basel II.5 and the proposed “standardized” approach serving as a “floor” to the capital requirements of “advanced approaches” institutions, such as Citigroup. (For additional information on the current and proposed regulatory capital standards applicable to Citi, see “Capital Resources and Liquidity – Capital Resources – Regulatory Capital Standards” above.) As a result, the ultimate impact of this new regime on Citi’s businesses and results of operations cannot currently be estimated.
     Based on the proposed regulatory capital regime, the level of capital required to be held by Citi will likely be higher than most of its U.S. and non-U.S. competitors, including as a result of the level of DTAs recorded on Citi’s balance sheet and its strategic focus on emerging markets (which could result in Citi having higher risk-weighted assets under Basel III than those of its global competitors that either lack presence in, or are less focused on, such markets). In addition, while the Federal Reserve Board has yet to finalize any capital surcharge framework for U.S. “global systemically important banks” (G-SIBs), Citi is currently expected to be subject to a surcharge of 2.5%, which will likely be higher than the surcharge applicable to most of Citi’s U.S. and non-U.S. competitors. Competitive impacts of the proposed regulatory capital regime could further negatively impact Citi’s businesses and results of operations.
     Citi’s estimated Basel III capital ratios necessarily reflect management’s understanding, expectations and interpretation of the proposed U.S. Basel III requirements as well as existing implementation guidance. Furthermore, Citi must incorporate certain enhancements and refinements to its Basel II.5 market risk models, as required by both the Federal Reserve Board and the OCC, in order to retain the risk-weighted asset benefits associated with the conditional approvals received for such models. Citi must also separately obtain final approval from these agencies for the use of certain credit risk models that would also yield reduced risk-weighted assets, in part, under Basel III.
     All of these uncertainties make long-term capital planning by Citi’s management challenging. If management’s estimates and assumptions with respect to these or other aspects of U.S. Basel III implementation are not accurate, or if Citi fails to incorporate the required enhancement and refinements to its models as required by the Federal Reserve Board and the OCC, then Citi’s ability to meet its future regulatory capital requirements as it projects or as required could be negatively impacted, or the business and financial consequences of doing so could be more adverse than expected.

The Ongoing Implementation of Derivatives Regulation Under the Dodd-Frank Act Could Adversely Affect Citi’s Derivatives Businesses, Increase Its Compliance Costs and Negatively Impact Its Results of Operations.
Derivatives regulations under the Dodd-Frank Act have impacted and will continue to substantially impact the derivatives markets by, among other things: (i) requiring extensive regulatory and public reporting of derivatives transactions; (ii) requiring a wide range of over-the-counter derivatives to be cleared through recognized clearing facilities and traded on exchanges or exchange-like facilities; (iii) requiring the collection and segregation of collateral for most uncleared derivatives; and (iv) significantly broadening limits on the size of positions that may be maintained in specified derivatives. These market structure reforms will make trading in many derivatives products more costly, may significantly reduce the liquidity of certain derivatives markets and could diminish customer demand for covered derivatives. These changes could negatively impact Citi’s results of operations in its derivatives businesses.
     Numerous aspects of the new derivatives regime require costly and extensive compliance systems to be put in place and maintained. For example, under the new derivatives regime, certain of Citi’s subsidiaries have registered as “swap dealers,” thus subjecting them to extensive ongoing compliance requirements, such as electronic recordkeeping (including recording telephone communications), real-time public transaction reporting and external business conduct requirements (e.g., required swap counterparty disclosures), among others. These requirements require the successful and timely installation of extensive technological and operational systems and compliance infrastructure, and Citi’s failure to effectively install such systems subject it to increased compliance risks and costs which could negatively impact its earnings and result in regulatory or reputational risk. Further, new derivatives-related systems and infrastructure will likely become the basis on which institutions such as Citi compete for clients. To the extent that Citi’s connectivity, product offerings or services for clients in these businesses is deficient, this could further negatively impact Citi’s results of operations
     Additionally, while certain of the derivatives regulations under the Dodd-Frank Act have been finalized, the rulemaking process is not complete, significant interpretive issues remain to be resolved and the timing for the effectiveness of many of these requirements is not yet clear. Depending on how the uncertainty is resolved, certain outcomes could negatively impact Citi’s competitive position in these businesses, both with respect to the cross-border aspects of the U.S. rules as well as with respect to the international coordination and timing of various non-U.S. derivatives regulatory reform efforts. For example, in mid-2012, the European Union (EU) adopted the European Market Infrastructure Regulation which requires, among other things, information on all European derivative transactions be reported to trade repositories and certain counterparties to clear “standardized” derivatives contracts through central counterparties. Many of these non-U.S. reforms are likely to take effect after the corresponding provisions of the Dodd-Frank Act and, as a result, it is uncertain whether they will be similar to those in the U.S. or will impose different, additional or even inconsistent requirements on Citi’s derivatives activities. Complications due to the sequencing of the effectiveness of derivatives reform, both among different components of the Dodd-Frank Act and between the U.S. and other jurisdictions, could result in disruptions to Citi’s operations and make it more difficult for Citi to compete in these businesses.
     The Dodd-Frank Act also contains a so-called “push-out” provision that, to date, has generally been interpreted to prevent FDIC-insured depository institutions from dealing in certain equity, commodity and credit-related derivatives, although the ultimate scope of the provision is not certain. Citi currently conducts a substantial portion of its derivatives-dealing activities within and outside the U.S. through Citibank, N.A., its primary insured depository institution. The costs of revising customer relationships and modifying the organizational structure of Citi’s businesses or the subsidiaries engaged in these businesses remain unknown and are subject to final regulations or regulatory interpretations, as well as client expectations. While this push-out provision is to be effective in July 2013, U.S. regulators may grant up to an initial two-year transition period to each depository institution. In January 2013, Citi applied for an initial two-year transition period for Citibank, N.A. The timing of any approval of a transition period request, or any parameters imposed on a transition period, remains uncertain. In addition, to the extent that certain of Citi’s competitors already conduct these derivatives activities outside of FDIC-insured depository institutions, Citi would be disproportionately impacted by any restructuring of its business for push-out purposes. Moreover, the extent to which Citi’s non-U.S. operations will be impacted by the push-out provision remains unclear, and it is possible that Citi could lose market share or profitability in its derivatives business or client relationships in jurisdictions where foreign bank competitors can operate without the same constraints.

It Is Uncertain What Impact the Proposed Restrictions on Proprietary Trading Activities Under the Volcker Rule Will Have on Citi’s Market-Making Activities and Preparing for Compliance with the Proposed Rules Necessarily Subjects Citi to Additional Compliance Risks and Costs.
The “Volcker Rule” provisions of the Dodd-Frank Act are intended in part to restrict the proprietary trading activities of institutions such as Citi. While the five regulatory agencies required to adopt rules to implement the Volcker Rule have each proposed their rules, none of the agencies has adopted final rules. Instead, in July 2012, the regulatory agencies instructed applicable institutions, including Citi, to engage in “good faith efforts” to be in compliance with the Volcker Rule by July 2014. Because the regulations are not yet final, the degree to which Citi’s market-making activities will be permitted to continue in their current form remains uncertain. In addition, the proposed rules and any restrictions imposed by final regulations will also likely affect Citi’s trading activities globally, and thus will impact it disproportionately in comparison to foreign financial institutions that will not be subject to the Volcker Rule with respect to all of their activities outside of the U.S.
     As a result of this continued uncertainty, preparing for compliance based only on proposed rules necessarily requires Citi to make certain assumptions about the applicability of the Volcker Rule to its businesses and operations. For example, as proposed, the regulations contain exceptions for market-making, underwriting, risk-mitigating hedging, certain transactions on behalf of customers and activities in certain asset classes, and require that certain of these activities be designed not to encourage or reward “proprietary risk taking.” Because the regulations are not yet final, Citi is required to make certain assumptions as to the degree to which Citi’s activities in these areas will be permitted to continue. If these assumptions are not accurate, Citi could be subject to additional compliance risks and costs and could be required to undertake such compliance on a more compressed time frame when regulators issue final rules. In addition, the proposed regulations would require an extensive compliance regime for the “permitted” activities under the Volcker Rule. Citi’s implementation of this compliance regime will be based on its “good faith” interpretation and understanding of the proposed regulations, and to the extent its interpretation or understanding is not correct, Citi could be subject to additional compliance risks and costs.
     Like the other areas of ongoing regulatory reform, alternative proposals for the regulation of proprietary trading are developing in non-U.S. jurisdictions, leading to overlapping or potentially conflicting regimes. For example, in the U.K., the so-called “Vickers” proposal would separate investment and commercial banking activity from retail banking and would require ring-fencing of U.K. domestic retail banking operations coupled with higher capital requirements for the ring-fenced assets. In the EU, the so-called “Liikanen” proposal would require the mandatory separation of proprietary trading and other significant trading activities into a trading entity legally separate from the legal entity holding the banking activities of a firm. It is likely that, given Citi’s worldwide operations, some form of the Vickers and/or Liikanen proposals will eventually be applicable to a portion of Citi’s operations. While the Volcker Rule and these non-U.S. proposals are intended to address similar concerns—separating the perceived risks of proprietary trading and certain other investment banking activities in order not to affect more traditional banking and retail activities—they would do so under different structures, resulting in inconsistent regulatory regimes and increased compliance and other costs for a global institution such as Citi.

Regulatory Requirements in the U.S. and in Non-U.S. Jurisdictions to Facilitate the Future Orderly Resolution of Large Financial Institutions Could Negatively Impact Citi’s Business Structures, Activities and Practices.
The Dodd-Frank Act requires Citi to prepare and submit annually a plan for the orderly resolution of Citigroup (the bank holding company) under the U.S. Bankruptcy Code in the event of future material financial distress or failure. Citi is also required to prepare and submit a resolution plan for its insured depository institution subsidiary, Citibank, N.A., and to demonstrate how Citibank is adequately protected from the risks presented by non-bank affiliates. These plans must include information on resolution strategy, major counterparties and “interdependencies,” among other things, and require substantial effort, time and cost across all of Citi’s businesses and geographies. These resolution plans are subject to review by the Federal Reserve Board and the FDIC.
     If the Federal Reserve Board and the FDIC both determine that Citi’s resolution plans are not “credible” (which, although not defined, is generally believed to mean the regulators do not believe the plans are feasible or would otherwise allow the regulators to resolve Citi in a way that protects systemically important functions without severe systemic disruption and without exposing taxpayers to loss), and Citi does not remedy the deficiencies within the required time period, Citi could be required to restructure or reorganize businesses, legal entities, or operational systems and intracompany transactions in ways that could negatively impact its operations, or be subject to restrictions on growth. Citi could also eventually be subjected to more stringent capital, leverage or liquidity requirements, or be required to divest certain assets or operations.
     In addition, other jurisdictions, such as the U.K., have requested or are expected to request resolution plans from financial institutions, including Citi, and the requirements and timing relating to these plans are different from the U.S. requirements and from each other. Responding to these additional requests will require additional effort, time and cost, and regulatory review and requirements in these jurisdictions could be in addition to, or conflict with, changes required by Citi’s regulators in the U.S.

Additional Regulations with Respect to Securitizations Will Impose Additional Costs, Increase Citi’s Potential Liability and May Prevent Citi from Performing Certain Roles in Securitizations.
Citi plays a variety of roles in asset securitization transactions, including acting as underwriter of asset-backed securities, depositor of the underlying assets into securitization vehicles, trustee to securitization vehicles and counterparty to securitization vehicles under derivative contracts. The Dodd-Frank Act contains a number of provisions that affect securitizations. These provisions include, among others, a requirement that securitizers in certain transactions retain un-hedged exposure to at least 5% of the economic risk of certain assets they securitize and a prohibition on securitization participants engaging in transactions that would involve a conflict with investors in the securitization. Many of these requirements have yet to be finalized. The SEC has also proposed additional extensive regulation of both publicly and privately offered securitization transactions through revisions to the registration, disclosure, and reporting requirements for asset-backed securities and other structured finance products. Moreover, the proposed capital adequacy regulations (see “Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards” above) are likely to increase the capital required to be held against various exposures to securitizations.
     The cumulative effect of these extensive regulatory changes as well as other potential future regulatory changes cannot currently be assessed. It is likely, however, that these various measures will increase the costs of executing securitization transactions, and could effectively limit Citi’s overall volume of, and the role Citi may play in, securitizations, expose Citi to additional potential liability for securitization transactions and make it impractical for Citi to execute certain types of securitization transactions it previously executed. As a result, these effects could impair Citi’s ability to continue to earn income from these transactions or could hinder Citi’s ability to use such transactions to hedge risks, reduce exposures or reduce assets with adverse risk-weighting in its businesses, and those consequences could affect the conduct of these businesses. In addition, certain sectors of the securitization markets, particularly residential mortgage-backed securitizations, have been inactive or experienced dramatically diminished transaction volumes since the financial crisis. The impact of various regulatory reform measures could negatively delay or restrict any future recovery of these sectors of the securitization markets, and thus the opportunities for Citi to participate in securitization transactions in such sectors.

MARKET AND ECONOMIC RISKS

There Continues to Be Significant Uncertainty Arising from the Ongoing Eurozone Debt and Economic Crisis, Including the Potential Outcomes That Could Occur and the Impact Those Outcomes Could Have on Citi’s Businesses, Results of Operations or Financial Condition, as well as the Global Financial Markets and Financial Conditions Generally.
Several European countries, including Greece, Ireland, Italy, Portugal and Spain (GIIPS), continue to experience credit deterioration due to weaknesses in their economic and fiscal situations. Concerns have been raised, both within the European Monetary Union (EMU) as well as internationally, as to the financial, political and legal effectiveness of measures taken to date, and the ability of these countries to adhere to any required austerity, reform or similar measures. These ongoing conditions have caused, and are likely to continue to cause, disruptions in the global financial markets, particularly if they lead to any future sovereign debt defaults and/or significant bank failures or defaults in the Eurozone.

     The impact of the ongoing Eurozone debt and economic crisis and other developments in the EMU could be even more significant if they lead to a partial or complete break-up of the EMU. The exit of one or more member countries from the EMU could result in certain obligations relating to the exiting country being redenominated from the Euro to a new country currency. Redenomination could be accompanied by immediate revaluation of the new currency as compared to the Euro and the U.S. dollar, the extent of which would depend on the particular facts and circumstances. Any such redenomination/revaluation would cause significant legal and other uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and would likely lead to complex, lengthy litigation. Redenomination/revaluation could also be accompanied by the imposition of exchange and/or capital controls, required functional currency changes and “deposit flight.”
     The ongoing Eurozone debt and economic crisis has created, and will continue to create, significant uncertainty for Citi and the global economy. Any occurrence or combination of the events described above could negatively impact Citi’s businesses, results of operations and financial condition, both directly through its own exposures as well as indirectly. For example, at times, Citi has experienced widening of its credit spreads and thus increased costs of funding due to concerns about its Eurozone exposure. In addition, U.S. regulators could impose mandatory loan loss and other reserve requirements on U.S. financial institutions, including Citi, if a particular country’s economic situation deteriorates below a certain level, which could negatively impact Citi’s earnings, perhaps significantly. Citi’s businesses, results of operations and financial condition could also be negatively impacted due to a decline in general global economic conditions as a result of the ongoing Eurozone crises, particularly given its global footprint and strategy. In addition to the uncertainties and potential impacts described above, the ongoing Eurozone crisis and/or partial or complete break-up of the EMU could cause, among other things, severe disruption to global equity markets, significant increases in bond yields generally, potential failure or default of financial institutions (including those of systemic importance), a significant decrease in global liquidity, a freeze-up of global credit markets and worldwide recession.
     While Citi endeavors to mitigate its credit and other exposures related to the Eurozone, the potential outcomes and impact of those outcomes resulting from the Eurozone crisis are highly uncertain and will ultimately be based on the specific facts and circumstances. As a result, there can be no assurance that the various steps Citi has taken to protect its businesses, results of operations and financial condition against these events will be sufficient. In addition, there could be negative impacts to Citi’s businesses, results of operations or financial condition that are currently unknown to Citi and thus cannot be mitigated as part of its ongoing contingency planning. For additional information on these matters, see “Managing Global Risk—Country Risk” below.

The Continued Uncertainty Relating to the Sustainability and Pace of Economic Recovery in the U.S. and Globally Could Have a Negative Impact on Citi’s Businesses and Results of Operations. Moreover, Any Significant Global Economic Downturn or Disruption, Including a Significant Decline in Global Trade Volumes, Could Materially and Adversely Impact Citi’s Businesses, Results of Operations and Financial Condition.
Like other financial institutions, Citi’s businesses have been, and could continue to be, negatively impacted by the uncertainty surrounding the sustainability and pace of economic recovery in the U.S. as well as globally. This continued uncertainty has impacted, and could continue to impact, the results of operations in, and growth of, Citi’s businesses. Among other impacts, continued economic concerns can negatively affect Citi’s ICG businesses, as clients cut back on trading and other business activities, as well as its Consumer businesses, including its credit card and mortgage businesses, as continued high levels of unemployment can impact payment and thus delinquency and loss rates. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities to spur economic growth or otherwise, such as by maintaining a low interest rate environment, can also have an impact on Citi’s businesses and results of operations. For example, actions by the Federal Reserve Board can impact Citi’s cost of funds for lending, investing and capital raising activities and the returns it earns on those loans and investments, both of which affect Citi’s net interest margin.
     Moreover, if a severe global economic downturn or other major economic disruption were to occur, including a significant decline in global trade volumes, Citi would likely experience substantial loan and other losses and be required to significantly increase its loan loss reserves, among other impacts. A global trade disruption that results in a permanently reduced level of trade volumes and increased costs of global trade, whether as a result of a prolonged “trade war” or some other reason, could significantly impact trade financing activities, certain trade dependent economies (such as the emerging markets in Asia) as well as certain industries heavily dependent on trade, among other things. Given Citi’s global strategy and focus on the emerging markets, such a downturn and decrease in global trade volumes could materially and adversely impact Citi’s businesses, results of operation and financial condition, particularly as compared to its competitors. This could include, among other things, a potential that any such losses would not be tax benefitted, given the current environment.

Concerns About the Level of U.S. Government Debt and a Downgrade (or a Further Downgrade) of the U.S. Government Credit Rating Could Negatively Impact Citi’s Businesses, Results of Operations, Capital, Funding and Liquidity.
Concerns about the level of U.S. government debt and uncertainty relating to fiscal actions that may be taken to address these and related issues have, and could continue to, adversely affect Citi. In 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. government from AAA to AA+, and Moody’s and Fitch both placed such rating on negative outlook.

According to the credit rating agencies, these actions resulted from the high level of U.S. government debt and the continued inability of Congress to reach an agreement to ensure payment of U.S. government debt and reduce the U.S. debt level. Among other things, a future downgrade (or further downgrade) of U.S. debt obligations or U.S. government-related obligations, or concerns that such a downgrade might occur, could negatively affect Citi’s ability to obtain funding collateralized by such obligations and the pricing of such funding as well as the pricing or availability of Citi’s funding as a U.S. financial institution. Any further downgrade could also have a negative impact on financial markets and economic conditions generally and, as a result, could have a negative impact on Citi’s businesses, results of operations, capital, funding and liquidity.

Citi’s Extensive Global Network Subjects It to Various International and Emerging Markets Risks as well as Increased Compliance and Regulatory Risks and Costs.
During 2012, international revenues accounted for approximately 57% of Citi’s total revenues. In addition, revenues from the emerging markets (which Citi generally defines as the markets in Asia (other than Japan, Australia and New Zealand), the Middle East, Africa and central and eastern European countries in EMEA and the markets in Latin America) accounted for approximately 44% of Citi’s total revenues in 2012.
     Citi’s extensive global network subjects it to a number of risks associated with international and emerging markets, including, among others, sovereign volatility, political events, foreign exchange controls, limitations on foreign investment, socio-political instability, nationalization, closure of branches or subsidiaries and confiscation of assets. For example, Citi operates in several countries, such as Argentina and Venezuela, with strict foreign exchange controls that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside the country. In such cases, Citi could be exposed to a risk of loss in the event that the local currency devalues as compared to the U.S. dollar (see “Managing Global Risk— Country and Cross-Border Risk” below). There have also been instances of political turmoil and other instability in some of the countries in which Citi operates, including in certain countries in the Middle East and Africa, to which Citi has responded by transferring assets and relocating staff members to more stable jurisdictions. Similar incidents in the future could place Citi’s staff and operations in danger and may result in financial losses, some significant, including nationalization of Citi’s assets.
     Additionally, given its global focus, Citi could be disproportionately impacted as compared to its competitors by an economic downturn in the international and/or emerging markets, whether resulting from economic conditions within these markets, the ripple effect of the ongoing Eurozone crisis, the global economy generally or otherwise. If a particular country’s economic situation were to deteriorate below a certain level, U.S. regulators could impose mandatory loan loss and other reserve requirements on Citi, which could negatively impact its earnings, perhaps significantly. In addition, countries such as China, Brazil and India, each of which are part of Citi’s emerging markets strategy, have recently experienced uncertainty over the pace and extent of future economic growth. Lower or negative growth in these or other emerging market economies could make execution of Citi’s global strategy more challenging and could adversely affect Citi’s results of operations.
     Citi’s extensive global operations also increase its compliance and regulatory risks and costs. For example, Citi’s operations in emerging markets subject it to higher compliance risks under U.S. regulations primarily focused on various aspects of global corporate activities, such as anti-money-laundering regulations and the Foreign Corrupt Practices Act, which can be more acute in less developed markets and thus require substantial investment in compliance infrastructure. Any failure by Citi to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which it operates as a result of its global footprint, could result in fines, penalties, injunctions or other similar restrictions, any of which could negatively impact Citi’s earnings and its general reputation. Further, Citi provides a wide range of financial products and services to the U.S. and other governments, to multi-national corporations and other businesses, and to prominent individuals and families around the world. The actions of these clients involving the use of Citi products or services could result in an adverse impact on Citi, including adverse regulatory and reputational impact.

LIQUIDITY RISKS

The Maintenance of Adequate Liquidity Depends on Numerous Factors, Including Those Outside of Citi’s Control such as Market Disruptions and Increases in Citi’s Credit Spreads.
As a global financial institution, adequate liquidity and sources of funding are essential to Citi’s businesses. Citi’s liquidity and sources of funding can be significantly and negatively impacted by factors it cannot control, such as general disruptions in the financial markets or negative perceptions about the financial services industry in general, or negative investor perceptions of Citi’s liquidity, financial position or creditworthiness in particular. Market perception of sovereign default risks, including those arising from the ongoing Eurozone debt crisis, can also lead to inefficient money markets and capital markets, which could further impact Citi’s availability and cost of funding.
     In addition, Citi’s cost and ability to obtain deposits, secured funding and long-term unsecured funding from the credit and capital markets are directly related to its credit spreads. Changes in credit spreads constantly occur and are market-driven, including both external market factors and factors specific to Citi, and can be highly volatile. Citi’s credit spreads may also be influenced by movements in the costs to purchasers of credit default swaps referenced to Citi’s long-term debt, which are also impacted by these external and Citi-specific factors. Moreover, Citi’s ability to obtain funding may be impaired if other market participants are seeking to access the markets at the same time, or if market appetite is reduced, as is likely to occur in a liquidity or other market crisis. In addition, clearing organizations, regulators, clients and financial institutions with which Citi interacts may exercise the right to require additional collateral based on these market perceptions or market conditions, which could further impair Citi’s access to and cost of funding.
     As a holding company, Citigroup relies on dividends, distributions and other payments from its subsidiaries to fund dividends as well as to satisfy its debt and other obligations. Several of Citigroup’s subsidiaries are subject to capital adequacy or other regulatory or contractual restrictions on their ability to provide such payments. Limitations on the payments that Citigroup receives from its subsidiaries could also impact its liquidity.
     For additional information on Citi’s funding and liquidity, including Basel III regulatory liquidity standards, see “Capital Resources and Liquidity—Funding and Liquidity—Liquidity Management, Measures and Stress Testing” above.

The Credit Rating Agencies Continuously Review the Ratings of Citi and Certain of Its Subsidiaries, and Reductions in Citi’s or Its More Significant Subsidiaries’ Credit Ratings Could Have a Negative Impact on Citi’s Funding and Liquidity Due to Reduced Funding Capacity, Including Derivatives Triggers That Could Require Cash Obligations or Collateral Requirements.
The credit rating agencies, such as Fitch, Moody’s and S&P, continuously evaluate Citi and certain of its subsidiaries, and their ratings of Citi’s and its more significant subsidiaries’ long-term/senior debt and short-term/commercial paper, as applicable, are based on a number of factors, including financial strength, as well as factors not entirely within the control of Citi and its subsidiaries, such as the agencies’ proprietary rating agency methodologies and assumptions and conditions affecting the financial services industry and markets generally.
     Citi and its subsidiaries may not be able to maintain their current respective ratings. A ratings downgrade by Fitch, Moody’s or S&P could negatively impact Citi’s ability to access the capital markets and other sources of funds as well as the costs of those funds, and its ability to maintain certain deposits. A ratings downgrade could also have a negative impact on Citi’s funding and liquidity due to reduced funding capacity, including derivative triggers, which could take the form of cash obligations and collateral requirements. In addition, a ratings downgrade could also have a negative impact on other funding sources, such as secured financing and other margined transactions for which there are no explicit triggers, as well as on contractual provisions which contain minimum ratings thresholds in order for Citi to hold third-party funds.
     Moreover, credit ratings downgrades can have impacts which may not be currently known to Citi or which are not possible to quantify. For example, some entities may have ratings limitations as to their permissible counterparties, of which Citi may or may not be aware. In addition, certain of Citi’s corporate customers and trading counterparties, among other clients, could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi in response to ratings downgrades. Changes in customer and counterparty behavior could impact not only Citi’s funding and liquidity but also the results of operations of certain Citi businesses. For additional information on the potential impact of a reduction in Citi’s or Citibank, N.A.’s credit ratings, see “Capital Resources and Liquidity—Funding and Liquidity—Credit Ratings” above.

LEGAL RISKS

Citi Is Subject to Extensive Legal and Regulatory Proceedings, Investigations, and Inquiries That Could Result in Substantial Losses. These Matters Are Often Highly Complex and Slow to Develop, and Results Are Difficult to Predict or Estimate.
At any given time, Citi is defending a significant number of legal and regulatory proceedings and is subject to numerous governmental and regulatory examinations, investigations and other inquiries. These proceedings, examinations, investigations and inquiries could result, individually or collectively, in substantial losses.
     In the wake of the financial crisis of 2007–2009, the frequency with which such proceedings, investigations and inquiries are initiated, and the severity of the remedies sought, have increased substantially, and the global judicial, regulatory and political environment has generally become more hostile to large financial institutions such as Citi. Many of the proceedings, investigations and inquiries involving Citi relating to events before or during the financial crisis have not yet been resolved, and additional proceedings, investigations and inquiries relating to such events may still be commenced. In addition, heightened expectations by regulators and other enforcement authorities for strict compliance could also lead to more regulatory and other enforcement proceedings seeking greater sanctions for financial institutions such as Citi.
     For example, Citi is currently subject to extensive legal and regulatory inquiries, actions and investigations relating to its historical mortgage-related activities, including claims regarding the accuracy of offering documents for residential mortgage-backed securities and alleged breaches of representation and warranties relating to the sale of mortgage loans or the placement of mortgage loans into securitization trusts (for additional information on representation and warranty matters, see “Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties” below). Citi is also subject to extensive legal and regulatory inquiries, actions and investigations relating to, among other things, submissions made by Citi and other panel banks to bodies that publish various interbank offered rates, such as the London Inter-Bank Offered Rate (LIBOR), or other rates or benchmarks. Like other banks with operations in the U.S., Citi is also subject to continuing oversight by the OCC and other bank regulators, and inquiries and investigations by other governmental and regulatory authorities, with respect to its anti-money laundering program. Other banks subject to similar or the same inquiries, actions or investigations have incurred substantial liability in relation to their activities in these areas, including in a few cases criminal convictions or deferred prosecution agreements respecting corporate entities as well as substantial fines and penalties.

     Moreover, regulatory changes resulting from the Dodd-Frank Act and other recent regulatory changes—such as the limitations on federal preemption in the consumer arena, the creation of the Consumer Financial Protection Bureau with its own examination and enforcement authority and the “whistle-blower” provisions of the Dodd-Frank Act—could further increase the number of legal and regulatory proceedings against Citi. In addition, while Citi takes numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject Citi to additional liability.
     All of these inquiries, actions and investigations have resulted in, and will continue to result in, significant time, expense and diversion of management’s attention. In addition, proceedings brought against Citi may result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions, business improvement orders or other results adverse to it, which could materially and negatively affect Citi’s businesses, financial condition or results of operations, require material changes in Citi’s operations, or cause Citi reputational harm. Moreover, many large claims asserted against Citi are highly complex and slow to develop, and they may involve novel or untested legal theories. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. In addition, certain settlements are subject to court approval and may not be approved. Although Citi establishes accruals for its legal and regulatory matters according to accounting requirements, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued. For additional information relating to Citi’s legal and regulatory proceedings, see Note 28 to the Consolidated Financial Statements.

BUSINESS AND OPERATIONAL RISKS

The Remaining Assets in Citi Holdings Will Likely Continue to Have a Negative Impact on Citi’s Results of Operations and Its Ability to Utilize the Capital Supporting the Remaining Assets in Citi Holdings for More Productive Purposes.
As of December 31, 2012, the remaining assets within Citi Holdings constituted approximately 8% of Citigroup’s GAAP assets and 15% of its risk-weighted assets (as defined under current regulatory guidelines). Also as of December 31, 2012, LCL constituted approximately 81% of Citi Holdings assets, of which approximately 73% consisted of legacy U.S. mortgages which had an estimated weighted average life of six years.
     The pace of the wind-down of the remaining assets within Citi Holdings has slowed as Citi has disposed of certain of the larger businesses within this segment. While Citi’s strategy continues to be to reduce the remaining assets in Citi Holdings as quickly as practicable in an economically rational manner, sales of the remaining assets could largely depend on factors outside of Citi’s control, such as market appetite and buyer funding. Assets that are not sold will continue to be subject to ongoing run-off and paydowns. As a result, Citi Holdings’ remaining assets will likely continue to have a negative impact on Citi’s overall results of operations. Moreover, Citi’s ability to utilize the capital supporting the remaining assets within Citi Holdings and thus use such capital for more productive purposes, including return of capital to shareholders, will also depend on the ultimate pace and level of the wind-down of Citi Holdings.

Citi’s Ability to Return Capital to Shareholders Is Dependent in Part on the CCAR Process and the Results of Required Regulatory Stress Tests and Other Governmental Approvals.
In addition to Board of Directors’ approval, any decision by Citi to return capital to shareholders, whether through an increase in its common stock dividend or by initiating a share repurchase program, is dependent in part on regulatory approval, including annual regulatory review of the results of the Comprehensive Capital Analysis and Review (CCAR) process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. Restrictions on Citi’s ability to increase its common stock dividend or engage in share repurchase programs as a result of these processes has, and could in the future, negatively impact market perceptions of Citi.
     Citi’s ability to accurately predict or explain to stakeholders the outcome of the CCAR process, and thus address any such market perceptions, is hindered by the Federal Reserve Board’s use of proprietary stress test models. In 2013, for the first time there will also be a requirement for Citi to publish, in March and September, certain stress test results (as prescribed by the Federal Reserve Board) that will be based on Citi’s own stress tests models. The Federal Reserve Board will disclose, in March, certain results based on its proprietary stress test models. Because it is not clear how these proprietary models may differ from Citi’s models, it is likely that Citi’s stress test results using its own models may not be consistent with those eventually disclosed by the Federal Reserve Board, thus potentially leading to additional confusion and impacts to Citi’s perception in the market.
     In addition, pursuant to Citi’s agreement with the FDIC entered into in connection with exchange offers consummated in July and September 2009, Citi remains subject to dividend and share repurchase restrictions for as long as the FDIC continues to hold any Citi trust preferred securities acquired in connection with the exchange offers. While these restrictions may be waived, they generally prohibit Citi from paying regular cash dividends in excess of $0.01 per share of common stock per quarter or from redeeming or repurchasing any Citi equity securities, which includes its common stock or trust preferred securities. As of February 15, 2013, the FDIC continued to hold approximately $2.225 billion of trust preferred securities issued in connection with the exchange offers (which become redeemable on July 30, 2014).

Citi May Be Unable to Reduce Its Level of Expenses as It Expects, and Investments in Its Businesses May Not Be Productive.
Citi continues to pursue a disciplined expense-management strategy, including re-engineering, restructuring operations and improving the efficiency of functions. In December 2012, Citi announced a series of repositioning actions designed to further reduce its expenses and improve its efficiency. However, there is no guarantee that Citi will be able to reduce its level of expenses, whether as a result of the recently-announced repositioning actions or otherwise, in the future. Citi’s ultimate expense levels also depend, in part, on factors outside of its control. For example, as a result of the extensive legal and regulatory proceedings and inquiries to which Citi is subject, Citi’s legal and related costs remain elevated, have been, and are likely to continue to be, subject to volatility and are difficult to predict. In addition, expenses incurred in Citi’s foreign entities are subject to foreign exchange volatility. Further, Citi’s ability to continue to reduce its expenses as a result of the wind-down of Citi Holdings will also decline as Citi Holdings represents a smaller overall portion of Citigroup. Moreover, investments Citi has made in its businesses, or may make in the future, may not be as productive as Citi expects or at all.

Citi’s Ability to Utilize Its DTAs Will Be Driven by Its Ability to Generate U.S. Taxable Income, Which Could Continue to Be Negatively Impacted by the Wind-Down of Citi Holdings.
Citigroup’s total DTAs increased by approximately $3.8 billion in 2012 to $55.3 billion at December 31, 2012, while the time remaining for utilization has shortened, particularly with respect to the foreign tax credit (FTC) component of the DTAs. The increase in the total DTAs in 2012 was due, in large part, to the continued negative impact of Citi Holdings on Citi’s U.S. taxable income.
     The accounting treatment for DTAs is complex and requires a significant amount of judgment and estimates regarding future taxable earnings in the jurisdictions in which the DTAs arise and available tax planning strategies. Realization of the DTAs will continue to be driven primarily by Citi’s ability to generate U.S. taxable income in the relevant tax carry-forward periods, particularly the FTC carry-forward periods. Citi does not expect a significant reduction in the balance of its net DTAs during 2013. For additional information, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below and Note 10 to the Consolidated Financial Statements.

The Value of Citi’s DTAs Could Be Significantly Reduced If Corporate Tax Rates in the U.S. or Certain State or Foreign Jurisdictions Decline or as a Result of Other Changes in the U.S. Corporate Tax System.
Congress and the Obama Administration have discussed decreasing the U.S. corporate tax rate. Similar discussions have taken place in certain state and foreign jurisdictions. While Citi may benefit in some respects from any decrease in corporate tax rates, a reduction in the U.S., state or foreign corporate tax rates could result in a significant decrease in the value of Citi’s DTAs. There have also been recent discussions of more sweeping changes to the U.S. tax system, including changes to the tax treatment of foreign business income. It is uncertain whether or when any such tax reform proposals will be enacted into law, and whether or how they will affect Citi’s DTAs.

Citi Maintains Contractual Relationships with Various Retailers and Merchants Within Its U.S. Credit Card Businesses in NA RCB, and the Failure to Maintain Those Relationships Could Have a Material Negative Impact on the Results of Operations or Financial Condition of Those Businesses.
Through its U.S. Citi-branded cards and Citi retail services credit card businesses within North America Regional Consumer Banking (NA RCB), Citi maintains numerous co-branding relationships with third-party retailers and merchants in the ordinary course of business pursuant to which Citi issues credit cards to customers of the retailers or merchants. These agreements provide for shared economics between the parties and ways to increase customer brand loyalty, and generally have a fixed term that may be extended or renewed by the parties or terminated early in certain circumstances. While various mitigating factors could be available in the event of the loss of one or more of these co-branding relationships, such as replacing the retailer or merchant or by Citi’s offering new card products, the results of operations or financial condition of Citi-branded cards or Citi retail services, as applicable, or NA RCB could be negatively impacted, and the impact could be material.
     These agreements could be terminated due to, among other factors, a breach by Citi of its responsibilities under the applicable co-branding agreement, a breach by the retailer or merchant under the agreement, or external factors outside of either party’s control, including bankruptcies, liquidations, restructurings or consolidations and other similar events that may occur. For example, within NA RCB Citi-branded cards, Citi issues a co-branded credit card product with American Airlines, the Citi-AAdvantage card. As has been widely reported, AMR Corporation and certain of its subsidiaries, including American Airlines, Inc. (collectively, AMR), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy code in November 2011. On February 14, 2013, AMR and US Airways Group, Inc. announced that the boards of directors of both companies had approved a merger agreement under which the companies would be combined. The merger, which is conditioned upon, among other things, U.S. Bankruptcy Court approval, is expected to be completed in the third quarter of 2013. To date, the ongoing AMR bankruptcy and the merger announcement have not had a material impact on the results of operations for U.S. Citi-branded cards or NA RCB. However, it is not certain when the bankruptcy and merger processes will be resolved, what the outcome will be, whether or over what period the Citi-AAdvantage card program will continue to be maintained and whether the impact of the bankruptcy or merger could be material to the results of operations or financial condition of U.S. Citi-branded cards or NA RCB over time.

Citi’s Operational Systems and Networks Have Been, and Will Continue to Be, Subject to an Increasing Risk of Continually Evolving Cybersecurity or Other Technological Risks, Which Could Result in the Disclosure of Confidential Client or Customer Information, Damage to Citi’s Reputation, Additional Costs to Citi, Regulatory Penalties and Financial Losses.
A significant portion of Citi’s operations relies heavily on the secure processing, storage and transmission of confidential and other information as well as the monitoring of a large number of complex transactions on a minute-by-minute basis. For example, through its global consumer banking, credit card and Transaction Services businesses, Citi obtains and stores an extensive amount of personal and client-specific information for its retail, corporate and governmental customers and clients and must accurately record and reflect their extensive account transactions. With the evolving proliferation of new technologies and the increasing use of the Internet and mobile devices to conduct financial transactions, large, global financial institutions such as Citi have been, and will continue to be, subject to an increasing risk of cyber incidents from these activities.
     Although Citi devotes significant resources to maintain and regularly upgrade its systems and networks with measures such as intrusion and detection prevention systems and monitoring firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Citi’s computer systems, software and networks are subject to ongoing cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber attacks; and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends. If one or more of these events occurs, it could result in the disclosure of confidential client information, damage to Citi’s reputation with its clients and the market, customer dissatisfaction, additional costs to Citi (such as repairing systems or adding new personnel or protection technologies), regulatory penalties, exposure to litigation and other financial losses to both Citi and its clients and customers. Such events could also cause interruptions or malfunctions in the operations of Citi (such as the lack of availability of Citi’s online banking system), as well as the operations of its clients, customers or other third parties. Given Citi’s global footprint and high volume of transactions processed by Citi, certain errors or actions may be repeated or compounded before they are discovered and rectified, which would further increase these costs and consequences.

     Citi has been subject to intentional cyber incidents from external sources, including (i) denial of service attacks, which attempted to interrupt service to clients and customers; (ii) data breaches, which aimed to obtain unauthorized access to customer account data; and (iii) malicious software attacks on client systems, which attempted to allow unauthorized entrance to Citi’s systems under the guise of a client and the extraction of client data. For example, in 2012 Citi and other U.S. financial institutions experienced distributed denial of service attacks which were intended to disrupt consumer online banking services. While Citi’s monitoring and protection services were able to detect and respond to these incidents before they became significant, they still resulted in certain limited losses in some instances as well as increases in expenditures to monitor against the threat of similar future cyber incidents. There can be no assurance that such cyber incidents will not occur again, and they could occur more frequently and on a more significant scale. In addition, because the methods used to cause cyber attacks change frequently or, in some cases, are not recognized until launched, Citi may be unable to implement effective preventive measures or proactively address these methods.
     Third parties with which Citi does business may also be sources of cybersecurity or other technological risks. Citi outsources certain functions, such as processing customer credit card transactions, uploading content on customer-facing websites, and developing software for new products and services. These relationships allow for the storage and processing of customer information, by third party hosting of or access to Citi websites, which could result in service disruptions or website defacements, and the potential to introduce vulnerable code, resulting in security breaches impacting Citi customers. While Citi engages in certain actions to reduce the exposure resulting from outsourcing, such as performing onsite security control assessments, limiting third-party access to the least privileged level necessary to perform job functions, and restricting third-party processing to systems stored within Citi’s data centers, ongoing threats may result in unauthorized access, loss or destruction of data or other cyber incidents with increased costs and consequences to Citi such as those discussed above. Furthermore, because financial institutions are becoming increasingly interconnected with central agents, exchanges and clearing houses, including through the derivatives provisions of the Dodd-Frank Act, Citi has increased exposure to operational failure or cyber attacks through third parties.
     While Citi maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

Citi’s Performance and the Performance of Its Individual Businesses Could Be Negatively Impacted If Citi Is Not Able to Hire and Retain Qualified Employees for Any Reason.
Citi’s performance and the performance of its individual businesses is largely dependent on the talents and efforts of highly skilled employees. Specifically, Citi’s continued ability to compete in its businesses, to manage its businesses effectively and to continue to execute its overall global strategy depends on its ability to attract new employees and to retain and motivate its existing employees. Citi’s ability to attract and retain employees depends on numerous factors, including without limitation, its culture, compensation, the management and leadership of the company as well as its individual businesses, Citi’s presence in the particular market or region at issue and the professional opportunities it offers. The banking industry has and may continue to experience more stringent regulation of employee compensation, including limitations relating to incentive-based compensation, clawback requirements and special taxation. Moreover, given its continued focus on the emerging markets, Citi is often competing for qualified employees in these markets with entities that have a significantly greater presence in the region or are not subject to significant regulatory restrictions on the structure of incentive compensation. If Citi is unable to continue to attract and retain qualified employees for any reason, Citi’s performance, including its competitive position, the successful execution of its overall strategy and its results of operations could be negatively impacted.

Incorrect Assumptions or Estimates in Citi’s Financial Statements Could Cause Significant Unexpected Losses in the Future, and Changes to Financial Accounting and Reporting Standards Could Have a Material Impact on How Citi Records and Reports Its Financial Condition and Results of Operations.
Citi is required to use certain assumptions and estimates in preparing its financial statements under U.S. GAAP, including determining credit loss reserves, reserves related to litigation and regulatory exposures and mortgage representation and warranty claims, DTAs and the fair value of certain assets and liabilities, among other items. If Citi’s assumptions or estimates underlying its financial statements are incorrect, Citi could experience unexpected losses, some of which could be significant.
     Moreover, the Financial Accounting Standards Board (FASB) is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of Citi’s financial statements, including those areas where Citi is required to make assumptions or estimates. For example, the FASB’s financial instruments project could, among other things, significantly change how Citi determines the impairment on financial instruments and accounts for hedges. The FASB has also proposed a new accounting model intended to require earlier recognition of credit losses. The accounting model would require a single “expected credit loss” measurement objective for the recognition of credit losses for all financial instruments, replacing the multiple existing impairment models in U.S. GAAP, which generally require that a loss be “incurred” before it is recognized. For additional information on this proposed new accounting model, see Note 1 to the Consolidated Financial Statements.

     As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, Citi could be required to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally. In addition, the FASB continues its convergence project with the International Accounting Standards Board (IASB) pursuant to which U.S. GAAP and International Financial Reporting Standards (IFRS) may be converged. Any transition to IFRS could further have a material impact on how Citi records and reports its financial results. For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, see “Significant Accounting Policies and Significant Estimates” below and Note 28 to the Consolidated Financial Statements.

Changes Could Occur in the Method for Determining LIBOR and It Is Unclear How Any Such Changes Could Affect the Value of Debt Securities and Other Financial Obligations Held or Issued by Citi That Are Linked to LIBOR, or How Such Changes Could Affect Citi’s Results of Operations or Financial Condition.
As a result of concerns about the accuracy of the calculation of the daily LIBOR, which is currently overseen by the British Bankers’ Association (BBA), the BBA has taken steps to change the process for determining LIBOR by increasing the number of banks surveyed to set LIBOR and to strengthen the oversight of the process. In addition, recommendations relating to the setting and administration of LIBOR were put forth in September 2012, and the U.K. government has announced that it intends to incorporate these recommendations in new legislation.
     It is uncertain what changes, if any, may be required or made by the U.K. government or other governmental or regulatory authorities in the method for determining LIBOR. Accordingly, it is not certain whether or to what extent any such changes could have an adverse impact on the value of any LIBOR-linked debt securities issued by Citi, or any loans, derivatives and other financial obligations or extensions of credit for which Citi is an obligor. It is also not certain whether or to what extent any such changes would have an adverse impact on the value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to Citi or on Citi’s overall financial condition or results of operations.

Citi May Incur Significant Losses If Its Risk Management Processes and Strategies Are Ineffective, and Concentration of Risk Increases the Potential for Such Losses.
Citi’s independent risk management organization is structured so as to facilitate the management of the principal risks Citi assumes in conducting its activities—credit risk, market risk and operational risk—across three dimensions: businesses, regions and critical products. Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Market risk encompasses both liquidity risk and price risk. For a discussion of funding and liquidity risk, see “Capital Resources and Liquidity—Funding and Liquidity” and “Risk Factors—Liquidity Risks” above. Price risk losses arise from fluctuations in the market value of trading and non-trading positions resulting from changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and in their implied volatilities. Operational risk is the risk for loss resulting from inadequate or failed internal processes, systems or human factors, or from external events, and includes reputation and franchise risk associated with business practices or market conduct in which Citi is involved. For additional information on each of these areas of risk as well as risk management at Citi, including management review processes and structure, see “Managing Global Risk” below. Managing these risks is made especially challenging within a global and complex financial institution such as Citi, particularly given the complex and diverse financial markets and rapidly evolving market conditions in which Citi operates.
     Citi employs a broad and diversified set of risk management and mitigation processes and strategies, including the use of various risk models, in analyzing and monitoring these and other risk categories. However, these models, processes and strategies are inherently limited because they involve techniques, including the use of historical data in some circumstances, and judgments that cannot anticipate every economic and financial outcome in the markets in which it operates nor can it anticipate the specifics and timing of such outcomes. Citi could incur significant losses if its risk management processes, strategies or models are ineffective in properly anticipating or managing these risks.
     In addition, concentrations of risk, particularly credit and market risk, can further increase the risk of significant losses. At December 31, 2012, Citi’s most significant concentration of credit risk was with the U.S. government and its agencies, which primarily results from trading assets and investments issued by the U.S. government and its agencies. Citi also routinely executes a high volume of securities, trading, derivative and foreign exchange transactions with counterparties in the financial services sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. To the extent regulatory or market developments lead to an increased centralization of trading activity through particular clearing houses, central agents or exchanges, this could increase Citi’s concentration of risk in this sector. Concentrations of risk can limit, and have limited, the effectiveness of Citi’s hedging strategies and have caused Citi to incur significant losses, and they may do so again in the future.

MANAGING GLOBAL RISK

Risk Management—Overview
Citigroup believes that effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. These include credit, market and operational risks, which are each discussed in more detail throughout this section.
     Citigroup’s risk management framework is designed to balance business ownership and accountability for risks with well-defined independent risk management oversight and responsibility. Citi’s risk management framework is based on the following principles established by Citi’s Chief Risk Officer:

  a defined risk appetite, aligned with business strategy;
  accountability through a common framework to manage risks;
  risk decisions based on transparent, accurate and rigorous analytics;
  a common risk capital model to evaluate risks;
  expertise, stature, authority and independence of risk managers; and
  risk managers empowered to make decisions and escalate issues.

     Significant focus has been placed on fostering a risk culture based on a policy of “Taking Intelligent Risk with Shared Responsibility, without Forsaking Individual Accountability”:

  “Taking intelligent risk” means that Citi must carefully identify, measure and aggregate risks, and it must establish risk tolerances based on a full understanding of “tail risk.”
  “Shared responsibility” means that risk managers must own and influence business outcomes, including risk controls that act as a safety net for the business.
  “Individual accountability” means that all individuals are ultimately responsible for identifying, understanding and managing risks.

     The Chief Risk Officer, with oversight from the Risk Management and Finance Committee of the Board of Directors, as well as the full Board of Directors, is responsible for:

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
     The positions of Product Chief Risk Officers are established for those risk areas of critical importance to Citigroup, currently real estate and structural market risk, as well as fundamental credit. The Product Chief Risk Officers are accountable for the risks within their specialty and focus on problem areas across businesses and regions. The Product Chief Risk Officers serve as a resource to the Chief Risk Officer, as well as to the Business and Regional Chief Risk Officers, to better enable the Business and Regional Chief Risk Officers to focus on the day-to-day management of risks and responsiveness to business flow.
     Each of the Business, Regional and Product Chief Risk Officers report to Citi’s Chief Risk Officer, who reports to the Head of Franchise Risk and Strategy, a direct report to the Chief Executive Officer.

Risk Aggregation and Stress Testing
While Citi’s major risk areas (i.e., credit, market and operational) are described individually on the following pages, these risks are also reviewed and managed in conjunction with one another and across the various businesses via Citi’s risk aggregation and stress testing processes.
     As noted above, independent risk management monitors and controls major risk exposures and concentrations across the organization. This requires the aggregation of risks, within and across businesses, as well as subjecting those risks to various stress scenarios in order to assess the potential economic impact they may have on Citigroup.
     Stress tests are in place across Citi’s entire portfolio, (i.e., trading, available-for-sale and accrual portfolios). These firm-wide stress reports measure the potential impact to Citi and its component businesses of changes in various types of key risk factors (e.g., interest rates, credit spreads, etc.). The reports also measure the potential impact of a number of historical and hypothetical forward-looking systemic stress scenarios, as developed internally by independent risk management. These firm-wide stress tests are produced on a monthly basis, and results are reviewed by senior management and the Board of Directors.
     Supplementing the stress testing described above, Citi independent risk management, working with input from the businesses and finance, provides periodic updates to senior management and the Board of Directors on significant potential areas of concern across Citigroup that can arise from risk concentrations, financial market participants, and other systemic issues. These areas of focus are intended to be forward-looking assessments of the potential economic impacts to Citi that may arise from these exposures.
     The stress-testing and focus-position exercises described above are a supplement to the standard limit-setting and risk-capital exercises described below, as these processes incorporate events in the marketplace and within Citi that impact the firm’s outlook on the form, magnitude, correlation and timing of identified risks that may arise. In addition to enhancing awareness and understanding of potential exposures, the results of these processes then serve as the starting point for developing risk management and mitigation strategies.
     In addition to Citi’s ongoing, internal stress testing described above, Citi is also required to perform stress testing on a periodic basis for a number of regulatory exercises, including the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) and the OCC’s Dodd-Frank Act Stress Testing (DFAST). For 2013, these stress tests are required annually and mid-year. These regulatory exercises typically prescribe certain defined scenarios under which stress testing should be conducted, and they also provide defined forms for the output of the results. For additional information, see “Risk Factors—Business and Operational Risks” above.

Risk Capital
Citi calculates and allocates risk capital across the company in order to consistently measure risk taking across business activities, and to assess risk-reward relationships.
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

     The drivers of economic losses are risks which, for Citi, are broadly categorized as credit risk, market risk and operational risk.

  Credit risk losses primarily result from a borrower’s or counterparty’s inability to meet its financial or contractual obligations.
  Market risk losses arise from fluctuations in the market value of trading and non-trading positions, including the changes in value resulting from fluctuations in rates.
  Operational risk losses result from inadequate or failed internal processes, systems or human factors, or from external events.

     Citi’s risk capital framework is reviewed and enhanced on a regular basis in light of market developments and evolving practices.

CREDIT RISK

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of Citigroup’s business activities, including:

  wholesale and retail lending;
  capital markets derivative transactions;
  structured finance; and
  repurchase agreements and reverse repurchase transactions.

     Credit risk also arises from settlement and clearing activities, when Citi transfers an asset in advance of receiving its counter-value, or advances funds to settle a transaction on behalf of a client. Concentration risk, within credit risk, is the risk associated with having credit exposure concentrated within a specific client, industry, region or other category.

Credit Risk Management
Credit risk is one of the most significant risks Citi faces as an institution. As a result, Citi has a well-established framework in place for managing credit risk across all businesses. This includes a defined risk appetite, credit limits and credit policies, both at the business level as well as at the firm-wide level. Citi’s credit risk management also includes processes and policies with respect to problem recognition, including “watch lists,” portfolio review, updated risk ratings and classification triggers. With respect to Citi’s settlement and clearing activities, intra-day client usage of lines is closely monitored against limits, as well as against “normal” usage patterns. To the extent a problem develops, Citi typically moves the client to a secured (collateralized) operating model. Generally, Citi’s intra-day settlement and clearing lines are uncommitted and cancellable at any time.
     To manage concentration of risk within credit risk, Citi has in place a concentration management framework consisting of industry limits, obligor limits and single-name triggers. In addition, as noted under “Management of Global Risk—Risk Aggregation and Stress Testing” above, independent risk management reviews concentration of risk across Citi’s regions and businesses to assist in managing this type of risk.

Credit Risk Measurement and Stress Testing
Credit exposures are generally reported in notional terms for accrual loans, reflecting the value at which the loans are carried on the Consolidated Balance Sheet. Credit exposure arising from capital markets activities is generally expressed as the current mark-to-market, net of margin, reflecting the net value owed to Citi by a given counterparty.
     The credit risk associated with these credit exposures is a function of the creditworthiness of the obligor, as well as the terms and conditions of the specific obligation. Citi assesses the credit risk associated with its credit exposures on a regular basis through its loan loss reserve process (see “Significant Accounting Policies and Significant Estimates” and Notes 1 and 17 to the Consolidated Financial Statements below), as well as through regular stress testing at the company-, business-, geography- and product-levels. These stress-testing processes typically estimate potential incremental credit costs that would occur as a result of either downgrades in the credit quality, or defaults, of the obligors or counterparties.

CREDIT RISK

Loans Outstanding

In millions of dollars	2012	2011	2010	2009	2008
Consumer loans
In U.S. offices
Mortgage and real estate (1)	$125,946	$139,177	$151,469	$183,842	$219,482
Installment, revolving credit, and other	14,070	15,616	28,291	58,099	64,319
Cards (2)	111,403	117,908	122,384	28,951	44,418
Commercial and industrial	5,344	4,766	5,021	5,640	7,041
Lease financing	—	1	2	11	31
	$256,763	$277,468	$307,167	$276,543	$335,291
In offices outside the U.S.
Mortgage and real estate (1)	$54,709	$52,052	$52,175	$47,297	$44,382
Installment, revolving credit, and other	36,182	34,613	38,024	42,805	41,272
Cards	40,653	38,926	40,948	41,493	42,586
Commercial and industrial	20,001	19,975	16,136	14,183	16,814
Lease financing	781	711	665	331	304
	$152,326	$146,277	$147,948	$146,109	$145,358
Total Consumer loans	$409,089	$423,745	$455,115	$422,652	$480,649
Unearned income	(418)	(405)	69	808	738
Consumer loans, net of unearned income	$408,671	$423,340	$455,184	$423,460	$481,387
Corporate loans
In U.S. offices
Commercial and industrial	$26,985	$20,830	$13,669	$15,614	$26,447
Loans to financial institutions (2)	18,159	15,113	8,995	6,947	10,200
Mortgage and real estate (1)	24,705	21,516	19,770	22,560	28,043
Installment, revolving credit, and other	32,446	33,182	34,046	17,737	22,050
Lease financing	1,410	1,270	1,413	1,297	1,476
	$103,705	$91,911	$77,893	$64,155	$88,216
In offices outside the U.S.
Commercial and industrial	$82,939	$79,764	$72,166	$67,344	$79,421
Installment, revolving credit, and other	14,958	14,114	11,829	9,683	17,441
Mortgage and real estate (1)	6,485	6,885	5,899	9,779	11,375
Loans to financial institutions	37,739	29,794	22,620	15,113	18,413
Lease financing	605	568	531	1,295	1,850
Governments and official institutions	1,159	1,576	3,644	2,949	773
	$143,885	$132,701	$116,689	$106,163	$129,273
Total Corporate loans	$247,590	$224,612	$194,582	$170,318	$217,489
Unearned income	(797)	(710)	(972)	(2,274)	(4,660)
Corporate loans, net of unearned income	$246,793	$223,902	$193,610	$168,044	$212,829
Total loans—net of unearned income	$655,464	$647,242	$648,794	$591,504	$694,216
Allowance for loan losses—on drawn exposures	(25,455)	(30,115)	(40,655)	(36,033)	(29,616)
Total loans—net of unearned income and allowance for credit losses	$630,009	$617,127	$608,139	$555,471	$664,600
Allowance for loan losses as a percentage of total loans—net of
unearned income (3)	3.92%	4.69%	6.31%	6.09%	4.27%
Allowance for Consumer loan losses as a percentage of total Consumer
loans—net of unearned income (3)	5.57%	6.45%	7.81%	6.69%	4.61%
Allowance for Corporate loan losses as a percentage of total Corporate
loans—net of unearned income (3)	1.14%	1.31%	2.75%	4.57%	3.48%

(1)	Loans secured primarily by real estate.
(2)	Beginning in 2010, includes the impact of consolidating entities in connection with Citi’s adoption of SFAS 167.
(3)	Excludes loans in 2012, 2011 and 2010 that are carried at fair value.

Details of Credit Loss Experience

In millions of dollars at year end	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of year	$30,115	$40,655	$36,033	$29,616	$16,117
Provision for loan losses
Consumer (1)(2)	$10,761	$12,512	$25,119	$32,407	$27,942
Corporate	87	(739)	75	6,353	5,732
	$10,848	$11,773	$25,194	$38,760	$33,674
Gross credit losses
Consumer
In U.S. offices (1)(2)	$12,226	$15,767	$24,183	$17,637	$11,624
In offices outside the U.S.	4,612	5,397	6,890	8,819	7,172
Corporate
Mortgage and real estate
In U.S. offices	59	182	953	592	56
In offices outside the U.S.	21	171	286	151	37
Governments and official institutions outside the U.S.	—	—	—	—	3
Loans to financial institutions
In U.S. offices	33	215	275	274	—
In offices outside the U.S.	68	391	111	448	463
Commercial and industrial
In U.S. offices	154	392	1,222	3,299	627
In offices outside the U.S.	305	649	571	1,564	778
	$17,478	$23,164	$34,491	$32,784	$20,760
Credit recoveries
Consumer
In U.S. offices	$1,302	$1,467	$1,323	$576	$585
In offices outside the U.S.	1,183	1,273	1,315	1,089	1,050
Corporate
Mortgage and real estate
In U.S. offices	17	27	130	3	—
In offices outside the U.S.	19	2	26	1	1
Governments and official institutions outside the U.S.	—	—	—	—	—
Loans to financial institutions
In U.S. offices	—	—	—	—	—
In offices outside the U.S.	43	89	132	11	2
Commercial and industrial
In U.S. offices	243	175	591	276	6
In offices outside the U.S.	95	93	115	87	105
	$2,902	$3,126	$3,632	$2,043	$1,749
Net credit losses
In U.S. offices (1)(2)	$10,910	$14,887	$24,589	$20,947	$11,716
In offices outside the U.S.	3,666	5,151	6,270	9,794	7,295
Total	$14,576	$20,038	$30,859	$30,741	$19,011
Other—net (3)	$(932)	$(2,275)	$10,287	$(1,602)	$(1,164)
Allowance for loan losses at end of year	$25,455	$30,115	$40,655	$36,033	$29,616
Allowance for loan losses as a % of total loans (4)	3.92%	4.69%	6.31%	6.09%	4.27%
Allowance for unfunded lending commitments (5)	$1,119	$1,136	$1,066	$1,157	$887
Total allowance for loans, leases and unfunded lending commitments	$26,574	$31,251	$41,721	$37,190	$30,503
Net Consumer credit losses	$14,353	$18,424	$28,435	$24,791	$17,161
As a percentage of average Consumer loans	3.49%	4.20%	5.74%	5.43%	3.34%
Net Corporate credit losses (recoveries)	$223	$1,614	$2,424	$5,950	$1,850
As a percentage of average Corporate loans	0.09%	0.79%	1.27%	3.13%	0.84%
Allowance for loan losses at end of period (6)
Citicorp	$14,623	$12,656	$17,075	$10,731	$8,202
Citi Holdings	10,832	17,459	23,580	25,302	21,414
Total Citigroup	$25,455	$30,115	$40,655	$36,033	$29,616
Allowance by type
Consumer	$22,679	$27,236	$35,406	$28,347	$22,204
Corporate	2,776	2,879	5,249	7,686	7,412
Total Citigroup	$25,455	$30,115	$40,655	$36,033	$29,616

See footnotes on the next page.

(1)	2012 includes approximately $635 million of incremental charge-offs related to the Office of the Comptroller of the Currency (OCC) guidance issued in the third quarter of 2012, which required mortgage loans to borrowers that have gone through Chapter 7 U.S. Bankruptcy Code to be written down to collateral value. There was a corresponding approximate $600 million release in the third quarter of 2012 allowance for loans losses related to these charge-offs. 2012 also includes a benefit to charge-offs of approximately $40 million related to finalizing the impact of the OCC guidance in the fourth quarter of 2012.
(2)	2012 includes approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified loans in the first quarter of 2012. The charge-offs were related to anticipated forgiveness of principal in connection with the national mortgage settlement. There was a corresponding approximate $350 million release in the first quarter of 2012 allowance for loan losses related to these charge-offs.
(3)	2012 includes reductions of approximately $875 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios. 2011 includes reductions of approximately $1.6 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios, approximately $240 million related to the sale of the Egg Banking PLC credit card business, approximately $72 million related to the transfer of the Citi Belgium business to held-for-sale and approximately $290 million related to FX translation. 2010 primarily includes an addition of $13.4 billion related to the impact of consolidating entities in connection with Citi’s adoption of SFAS 166/167, partially offset by reductions of approximately $2.7 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios and approximately $290 million related to the transfer of a U.K. first mortgage portfolio to held-for-sale. 2009 primarily includes reductions to the loan loss reserve of approximately $543 million related to securitizations, approximately $402 million related to the sale or transfer to held-for-sale of U.S. real estate lending loans, and $562 million related to the transfer of the U.K. cards portfolio to held-for-sale. 2008 primarily includes reductions to the loan loss reserve of approximately $800 million related to FX translation, $102 million related to securitizations, $244 million for the sale of the German retail banking operation, and $156 million for the sale of CitiCapital, partially offset by additions of $106 million related to the Cuscatlán and Bank of Overseas Chinese acquisitions.
(4)	December 31, 2012, December 31, 2011 and December 31, 2010 exclude $5.3 billion, $5.3 billion and $4.4 billion, respectively, of loans that are carried at fair value.
(5)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.
(6)	Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and TDRs. See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements below. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Loan Losses (continued)
The following table details information on Citi’s allowance for loan losses, loans and coverage ratios as of December 31, 2012 and 2011:

			December 31, 2012
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans (1)
North America cards (2)	$7.3	$112.0	6.5%
North America mortgages (3)	8.6	125.4	6.9
North America other	1.5	22.1	6.8
International cards	2.9	40.7	7.0
International other (4)	2.4	108.5	2.2
Total Consumer	$22.7	$408.7	5.6%
Total Corporate	2.8	246.8	1.1
Total Citigroup	$25.5	$655.5	3.9%

			December 31, 2011
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans (1)
North America cards (2)	$10.1	$118.7	8.5%
North America mortgages	10.0	138.9	7.3
North America other	1.6	23.5	6.8
International cards	2.8	40.1	7.0
International other (4)	2.7	102.5	2.6
Total Consumer	$27.2	$423.7	6.5%
Total Corporate	2.9	223.5	1.3
Total Citigroup	$30.1	$647.2	4.7%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.
(2)	Includes both Citi-branded cards and Citi retail services. The $7.3 billion of loan loss reserves for North America cards as of December 31, 2012 represented approximately 18 months of coincident net credit loss coverage.
(3)	Of the $8.6 billion, approximately $8.4 billion was allocated to North America mortgages in Citi Holdings. Excluding the $40 million benefit related to finalizing the impact of the OCC guidance in the fourth quarter of 2012, the $8.6 billion of loans loss reserves for North America mortgages as of December 31, 2012 represented approximately 33 months of coincident net credit loss coverage.
(4)	Includes mortgages and other retail loans.

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
  As a result of OCC guidance received in the third quarter of 2012, mortgage loans discharged through Chapter 7 bankruptcy are classified as non-accrual. This guidance added approximately $1.5 billion of Consumer loans to non-accrual status at September 30, 2012, of which approximately $1.3 billion was current. See also Note 1 to the Consolidated Financial Statements.
  North America Citi-branded cards and Citi retail services are not included as, under industry standards, credit card loans accrue interest until such loans are charged off, which typically occurs at 180 days contractual delinquency.

Renegotiated Loans:

  Both Corporate and Consumer loans whose terms have been modified in a troubled debt restructuring (TDR).
  Includes both accrual and non-accrual TDRs.

Non-Accrual Loans and Assets
The table below summarizes Citigroup’s non-accrual loans as of the periods indicated. As summarized above, non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for Corporate and Consumer (commercial market) loans, where Citi has determined that the payment of interest or principal is doubtful and therefore considered impaired. In situations where Citi reasonably expects that only a portion of the principal owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income.
     Corporate and Consumer (commercial market) non-accrual loans may still be current on interest payments but are considered non-accrual as Citi has determined that the future payment of interest and/or principal is doubtful.

Non-Accrual Loans

In millions of dollars	2012	2011	2010	2009	2008
Citicorp	$4,096	$4,018	$4,909	$5,353	$3,282
Citi Holdings	7,433	7,050	14,498	26,387	19,015
Total non-accrual loans (NAL)	$11,529	$11,068	$19,407	$31,740	$22,297
Corporate non-accrual loans (1)
North America	$735	$1,246	$2,112	$5,621	$2,660
EMEA	1,131	1,293	5,337	6,308	6,330
Latin America	128	362	701	569	229
Asia	339	335	470	981	513
Total Corporate non-accrual loans	$2,333	$3,236	$8,620	$13,479	$9,732
Citicorp	$1,909	$2,217	$3,091	$3,238	$1,453
Citi Holdings	424	1,019	5,529	10,241	8,279
Total Corporate non-accrual loans	$2,333	$3,236	$8,620	$13,479	$9,732
Consumer non-accrual loans (1)
North America (2)(3)	$7,148	$5,888	$8,540	$15,111	$9,617
EMEA	380	387	652	1,159	948
Latin America	1,285	1,107	1,019	1,340	1,290
Asia	383	450	576	651	710
Total Consumer non-accrual loans (2)	$9,196	$7,832	$10,787	$18,261	$12,565
Citicorp	$2,187	$1,801	$1,818	$2,115	$1,829
Citi Holdings (2)	7,009	6,031	8,969	16,146	10,736
Total Consumer non-accrual loans (2)	$9,196	$7,832	$10,787	$18,261	$12,565

(1)	Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $538 million at December 31, 2012, $511 million at December 31, 2011, $469 million at December 31, 2010, $920 million at December 31, 2009, and $1.510 billion at December 31, 2008.
(2)	During 2012, there was an increase in Consumer non-accrual loans in North America of approximately $1.5 billion as a result of OCC guidance issued in the third quarter of 2012 regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Of the $1.5 billion in non-accrual loans, $1.3 billion were current. Additionally, during 2012, there was an increase in non-accrual Consumer loans in North America during the first quarter of 2012 which was attributable to a $0.8 billion reclassification from accrual to non-accrual status of home equity loans where the related residential first mortgage was 90 days or more past due. The vast majority of these loans were current at the time of reclassification. The reclassification reflected regulatory guidance issued on January 31, 2012. The reclassification had no impact on Citi’s delinquency statistics or its loan loss reserves.

Non-Accrual Loans and Assets (continued)
The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

In millions of dollars	2012	2011	2010	2009	2008
OREO
Citicorp	$47	$71	$826	$874	$371
Citi Holdings	391	480	863	615	1,022
Corporate/Other	2	15	14	11	40
Total OREO	$440	$566	$1,703	$1,500	$1,433
North America	$299	$441	$1,440	$1,294	$1,349
EMEA	99	73	161	121	66
Latin America	40	51	47	45	16
Asia	2	1	55	40	2
Total OREO	$440	$566	$1,703	$1,500	$1,433
Other repossessed assets	$1	$1	$28	$73	$78

Non-accrual assets—Total Citigroup	2012	2011	2010	2009	2008
Corporate non-accrual loans	$2,333	$3,236	$8,620	$13,479	$9,732
Consumer non-accrual loans (1)	9,196	7,832	10,787	18,261	12,565
Non-accrual loans (NAL)	$11,529	$11,068	$19,407	$31,740	$22,297
OREO	440	566	1,703	1,500	1,433
Other repossessed assets	1	1	28	73	78
Non-accrual assets (NAA)	$11,970	$11,635	$21,138	$33,313	$23,808
NAL as a percentage of total loans	1.76%	1.71%	2.99%	5.37%	3.21%
NAA as a percentage of total assets	0.64	0.62	1.10	1.79	1.23
Allowance for loan losses as a percentage of NAL(2)	221	272	209	114	133

Non-accrual assets—Total Citicorp	2012	2011	2010	2009	2008
Non-accrual loans (NAL)	$4,096	$4,018	$4,909	$5,353	$3,282
OREO	47	71	826	874	371
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$4,143	$4,089	$5,735	$6,227	$3,653
NAA as a percentage of total assets	0.24%	0.25%	0.43%	0.53%	0.34%
Allowance for loan losses as a percentage of NAL (2)	357	416	456	232	250

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL) (1)	$7,433	$7,050	$14,498	$26,387	$19,015
OREO	391	480	863	615	1,022
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$7,824	$7,530	$15,361	$27,002	$20,037
NAA as a percentage of total assets	5.02%	3.35%	4.91%	5.90%	3.08%
Allowance for loan losses as a percentage of NAL(2)	146	190	126	90	113
(1)	During 2012, there was an increase in Consumer non-accrual loans in North America of approximately $1.5 billion as a result OCC guidance regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Additionally, during 2012, there was an increase in non-accrual Consumer loans in North America of $0.8 billion related to a reclassification from accrual to non-accrual status of home equity loans where the related residential first mortgage was 90 days or more past due. For additional information on each of these items, see footnote 2 to the “Non-Accrual Loans” table above.
(2)	The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.
N/A	Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

	Dec. 31,	Dec. 31,
In millions of dollars	2012	2011
Corporate renegotiated loans (1)
In U.S. offices
Commercial and industrial (2)	$180	$206
Mortgage and real estate (3)	72	241
Loans to financial institutions	17	85
Other	447	546
	$716	$1,078
In offices outside the U.S.
Commercial and industrial (2)	$95	$223
Mortgage and real estate (3)	59	17
Loans to financial institutions	—	12
Other	3	6
	$157	$258
Total Corporate renegotiated loans	$873	$1,336

Consumer renegotiated loans (4)(5)(6)(7)
In U.S. offices
Mortgage and real estate (8)	$22,903	$21,429
Cards	3,718	5,766
Installment and other	1,088	1,357
	$27,709	$28,552
In offices outside the U.S.
Mortgage and real estate	$932	$936
Cards	866	929
Installment and other	904	1,342
	$2,702	$3,207
Total Consumer renegotiated loans	$30,411	$31,759

(1)	Includes $267 million and $455 million of non-accrual loans included in the non-accrual assets table above at December 31, 2012 and December 31, 2011, respectively. The remaining loans are accruing interest.
(2)	In addition to modifications reflected as TDRs at December 31, 2012, Citi also modified $1 million and $293 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in U.S. offices and offices outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).
(3)	In addition to modifications reflected as TDRs at December 31, 2012, Citi also modified $7 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in U.S. offices. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).
(4)	Includes $4,198 million and $2,269 million of non-accrual loans included in the non-accrual assets table above at December 31, 2012 and December 31, 2011, respectively. The remaining loans are accruing interest.
(5)	Includes $38 million and $19 million of commercial real estate loans at December 31, 2012 and December 31, 2011, respectively.
(6)	Includes $261 million and $257 million of commercial loans at December 31, 2012 and December 31, 2011, respectively.
(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.
(8)	Includes an increase of $1,714 million of TDRs in the third quarter of 2012 as a result of OCC guidance regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. See footnote 2 to the “Non-Accrual Loans” table above.

     In certain circumstances, Citigroup modifies certain of its Corporate loans involving a non-troubled borrower. These modifications are subject to Citi’s normal underwriting standards for new loans and are made in the normal course of business to match customers’ needs with available Citi products or programs (these modifications are not included in the table above). In other cases, loan modifications involve a troubled borrower to whom Citi may grant a concession (modification). Modifications involving troubled borrowers may include extension of maturity date, reduction in the stated interest rate, rescheduling of future cash flows, principal reductions or reduction or waiver of accrued interest or fees. See Note 16 to the Consolidated Financial Statements for a discussion of such modifications.

Forgone Interest Revenue on Loans (1)

		In non-
	In U.S.	U.S.	2012
In millions of dollars	offices	offices	total
Interest revenue that would have been accrued
at original contractual rates (2)	$3,123	$965	$4,088
Amount recognized as interest revenue (2)	1,412	388	1,800
Forgone interest revenue	$1,711	$577	$2,288

(1)	Relates to Corporate non-accruals, renegotiated loans and Consumer loans on which accrual of interest has been suspended.
(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

Loan Maturities and Fixed/Variable Pricing Corporate Loans

	Due	Over 1 year
	within	but within	Over 5
In millions of dollars at year end 2012	1 year	5 years	years	Total
Corporate loan portfolio
maturities
In U.S. offices
Commercial and
industrial loans	$12,181	$9,684	$5,120	$26,985
Financial institutions	8,197	6,517	3,445	18,159
Mortgage and real estate	11,152	8,866	4,687	24,705
Lease financing	637	506	267	1,410
Installment, revolving
credit, other	14,647	11,644	6,155	32,446
In offices outside the U.S.	97,709	33,686	12,490	143,885
Total corporate loans	$144,523	$70,903	$32,164	$247,590
Fixed/variable pricing of
corporate loans with
maturities due after one
year (1)
Loans at fixed interest rates		$9,255	$8,483
Loans at floating or adjustable
interest rates		61,648	23,681
Total		$70,903	$32,164

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 23 to the Consolidated Financial Statements.

U.S. Consumer Mortgages and Real Estate Loans

		Greater
	Due	than 1 year	Greater
	within	but within	than 5
In millions of dollars at year end 2012	1 year	5 years	years	Total
U.S. Consumer mortgage
loan portfolio
First mortgages	$121	$1,352	$88,448	$89,921
Second mortgages	1,384	18,102	16,539	36,025
Total	$1,505	$19,454	$104,987	$125,946
Fixed/variable pricing of
U.S. Consumer
mortgage loans with
maturities due after one year
Loans at fixed interest rates		$1,048	$76,410
Loans at floating or adjustable
interest rates		18,406	28,577
Total		$19,454	$104,987

North America Consumer Mortgage Lending

Overview
Citi’s North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. As of December 31, 2012, Citi’s North America Consumer residential first mortgage portfolio totaled $88.2 billion, while the home equity loan portfolio was $37.2 billion. This compared to $95.4 billion and $43.5 billion of residential first mortgages and home equity loans as of December 31, 2011, respectively. Of the first mortgages at December 31, 2012, $57.7 billion is recorded in LCL within Citi Holdings, with the remaining $30.5 billion recorded in Citicorp. With respect to the home equity loan portfolio, $34.1 billion is recorded in LCL, and $3.1 billion is in Citicorp.
     Citi’s residential first mortgage portfolio included $8.5 billion of loans with FHA insurance or VA guarantees as of December 31, 2012, compared to $9.2 billion as of December 31, 2011. This portfolio consists of loans to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and therefore generally has higher loan-to-value ratios (LTVs). Credit losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.
     In addition, as of December 31, 2012, Citi’s residential first mortgage portfolio included $1.5 billion of loans with LTVs above 80%, compared to $1.6 billion as of December 31, 2011, most of which are insured through mortgage insurance companies. As of December 31, 2012, the residential first mortgage portfolio also had $1.0 billion of loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities (GSEs), compared to $1.2 billion as of December 31, 2011, for which Citi has limited exposure to credit losses. Citi’s home equity loan portfolio also included $0.4 billion of loans subject to LTSCs with GSEs (flat to December 31, 2011) for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of loan origination defects.

     Citi’s allowance for loan loss calculations takes into consideration the impact of these guarantees and commitments.
     Citi does not offer option-adjustable rate mortgages/negative amortizing mortgage products to its customers. As a result, option-adjustable rate mortgages/negative amortizing mortgages represent an insignificant portion of total balances, since they were acquired only incidentally as part of prior portfolio and business purchases.
     As of December 31, 2012, Citi’s North America residential first mortgage portfolio contained approximately $7.7 billion of adjustable rate mortgages that are currently required to make a payment only of accrued interest for the payment period, or an interest-only payment, compared to $8.6 billion at September 30, 2012 and $11.9 billion at December 31, 2011. The decline quarter over quarter resulted from conversions to amortizing loans of $471 million and repayments of $296 million, with the remainder primarily due to foreclosures and related activities and, to a lesser extent, asset sales. The decline year over year resulted from conversions to amortizing loans of $2.3 billion and repayments of $1.5 billion, with the remainder primarily due to foreclosures and related activities and, to a lesser extent, asset sales. Borrowers who are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers who have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio, and have exhibited significantly lower 30+ delinquency rates as compared with residential first mortgages without this payment feature. As such, Citi does not believe the residential mortgage loans with this payment feature represent substantially higher risk in the portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Residential First Mortgages
The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup’s residential first mortgage portfolio in North America. Approximately 65% of Citi’s residential first mortgage exposure arises from its portfolio within Citi Holdings—LCL.

North America Residential First Mortgages—Citigroup
In billions of dollars

EOP Loans: 4Q11-$95.4    3Q12-$89.7    4Q12-$88.2

North America Residential First Mortgages—Citi Holdings
In billions of dollars

EOP Loans: 4Q11-$67.5    3Q12-$59.9    4Q12-$57.7

(1)	The first quarter of 2012 included approximately $315 million of incremental charge-offs related to previously deferred principal balances on modified loans related to anticipated forgiveness of principal in connection with the national mortgage settlement. Excluding the impact of these charge-offs, net credit losses would have been $0.45 billion and $0.43 billion for the Citigroup and Citi Holdings portfolios, respectively.
(2)	The second quarter, third quarter and fourth quarter of 2012 include $43 million, $41 million and $62 million, respectively, of charge-offs related to Citi’s fulfillment of its obligations under the national mortgage settlement. Citi expects net credit losses in Citi Holdings to continue to be impacted by its fulfillment of the terms of the national mortgage settlement through the second quarter of 2013. See also “National Mortgage Settlement” below.
(3)	The third quarter of 2012 included approximately $181 million of charge-offs related to OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. The fourth quarter of 2012 includes an approximately $10 million benefit to charge-offs related to finalizing the impact of the OCC guidance. Excluding these impacts, net credit losses would have been $0.47 billion in 3Q’12 and $0.39 billion in 4Q’12 for the Citigroup portfolio, and $0.44 billion in 3Q’12 and $0.38 billion in 4Q’12 for the Citi Holdings portfolio.

North America Residential First Mortgage Delinquencies—Citi Holdings
In billions of dollars

Note: For each of the tables above, past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

     Management actions, primarily asset sales and to a lesser extent modification programs, continued to be the primary drivers of the overall improved asset performance within Citi’s residential first mortgage portfolio in Citi Holdings during the periods presented above (excluding the impacts to net credit losses described in the notes to the tables above).
     Citi sold approximately $2.1 billion of delinquent residential first mortgages during 2012, including $0.6 billion during the fourth quarter of 2012. Since the beginning of 2010, Citi has sold approximately $9.6 billion of delinquent residential mortgages.
     In addition, Citi modified approximately $0.9 billion and $0.3 billion of residential first mortgage loans during 2012 and in the fourth quarter of 2012, respectively, including loan modifications pursuant to the national mortgage settlement. (For additional information on Citi’s residential first mortgage loan modifications, see Note 16 to the Consolidated Financial Statements.) Loan modifications under the national mortgage settlement have improved Citi’s 30+ days past due delinquencies by approximately

$249 million as of the end of 2012. While re-defaults of previously modified mortgages under the HAMP and Citi Supplemental Modification (CSM) programs continued to track favorably versus expectations as of December 31, 2012, Citi’s residential first mortgage portfolio continued to show some signs of the impact of re-defaults of previously modified mortgages.
     Citi believes that its ability to offset increasing delinquencies or net credit losses in its residential first mortgage portfolio, due to any deterioration of the underlying credit performance of these loans, re-defaults, the lengthening of the foreclosure process (see “Foreclosures” below) or otherwise, pursuant to asset sales or modifications could be limited going forward as a result of the lower remaining inventory of loans to sell or modify or due to lack of market demand for asset sales. Citi has taken these trends and uncertainties, including the potential for re-defaults, into consideration in determining its loan loss reserves. See “North America Consumer Mortgages—Loan Loss Reserve Coverage” below.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of December 31, 2012 and December 31, 2011.

In billions of dollars	December 31, 2012						December 31, 2011
					%						%
			ENR	90+DPD	LTV >	Refreshed			ENR	90+DPD	LTV >	Refreshed
State (1)	ENR	(2)	Distribution	%	100%	FICO	ENR	(2)	Distribution	%	100%	FICO
CA	$21.1		28%	2.1%	23%	730	$22.6		28%	2.7%	38%	727
NY/NJ/CT	11.8		16	4.0	8	723	11.2		14	4.9	10	712
IN/OH/MI	4.0		5	5.5	31	655	4.6		6	6.3	44	650
FL	3.8		5	8.1	43	676	4.3		5	10.2	57	668
IL	3.1		4	5.8	34	694	3.5		4	7.2	45	686
AZ/NV	1.9		3	4.8	50	702	2.3		3	5.7	73	698
Other	29.7		39	5.4	15	667	33.2		41	5.8	21	663
Total	$75.4		100%	4.4%	20%	692	$81.7		100%	5.1%	30%	689

Note: Totals may not sum due to rounding.
(1)	Certain of the states are included as part of a region based on Citi’s view of similar home prices (HPI) within the region.
(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

     As evidenced by the table above, Citi’s residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York as the largest of the three states). The improvement in refreshed LTV percentages at December 31, 2012 was primarily the result of improvements in HPI across substantially all metropolitan statistical areas, thereby increasing values used in the determination of LTV. Additionally, asset sales of higher LTV loans during 2012 further reduced the amount of loans with greater than 100% LTV. To a lesser extent, modification programs involving principal forgiveness further reduced the loans in this category during the year. With the continued lengthening of the foreclosure process (see discussion under “Foreclosures” below) in all of these states and regions during 2012, Citi expects it could experience less improvement in the 90+ days past due delinquency rate in certain of these states and/or regions in the future.

Foreclosures
The substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. As of December 31, 2012, approximately 2.0% of Citi’s residential first mortgage portfolio was in Citi’s foreclosure inventory (based on the dollar amount of loans in foreclosure inventory as of such date, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs), compared to 2.1% as of September 30, 2012 and 2.4% as of December 31, 2011.

     The decline in Citi’s foreclosure inventory year-over-year and quarter-over-quarter was due to fewer loans moving into the foreclosure inventory. This was due to several factors, including delays associated with initiating foreclosures due to increased state requirements for foreclosure filings (e.g., extensive documentation, processing and filing requirements as well as additional abilities for states to place holds on foreclosures), Citi’s continued asset sales of delinquent first mortgages and Citi’s continued efforts to work with borrowers pursuant to its loan modification programs, including under the national mortgage settlement.
     The foreclosure process remains stagnant across most states, driven primarily by the additional state requirements necessary to complete foreclosures referenced above as well as the continued lengthening of the foreclosure process. Citi continues to experience average timeframes to foreclosure that are two to three times longer than historical norms, although some improvement occurred in average timeframes in certain non-judicial states (see below) in the fourth quarter of 2012. Extended foreclosure timelines and the low number of loans moving into the foreclosure inventory resulted in Citi’s aged foreclosure inventory (active foreclosures in process for two years or more) increasing to approximately 29% of Citi’s total foreclosure inventory as of December 31, 2012 (compared to 20% at September 30, 2012 and 10% at December 31, 2011). Extended foreclosure timelines continue to be more pronounced in the judicial states (i.e., states that require foreclosures to be processed via court approval), where Citi has a higher concentration of residential first mortgages in foreclosure (see “North America Residential First Mortgages—State Delinquency Trends” above).

     Moreover, Citi’s servicing agreements associated with its sales of mortgage loans to the GSEs generally provide the GSEs with a high level of servicing oversight, including, among other things, timelines in which foreclosures or modification activities are to be completed. The agreements allow for the GSEs to take action against a servicer for violation of the timelines, which includes imposing compensatory fees. While the GSEs have not historically exercised their rights to impose compensatory fees, they have begun to do so on a regular basis. To date, the imposition of compensatory fees, as a result of the extended foreclosure timelines or otherwise, has not had a material impact on Citi.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans
Citi’s home equity loan portfolio consists of both fixed-rate home equity loans and loans extended under home equity lines of credit. Fixed-rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time with the payment of interest only and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan (the interest-only payment feature during the revolving period is standard for this product across the industry). Prior to June 2010, Citi’s originations of home equity lines of credit typically had a 10-year draw period. Beginning in June 2010, Citi’s originations of home equity lines of credit typically have a five-year draw period as Citi changed these terms to mitigate risk. After conversion, the home equity loans typically have a 20-year amortization period.
     As of December 31, 2012, Citi’s home equity loan portfolio of $37.2 billion included approximately $22.0 billion of home equity lines of credit that are still within their revolving period and have not commenced amortization, or “reset.” During the period 2009–2012, approximately only 3% of Citi’s home equity loan portfolio commenced amortization; approximately 75% of Citi’s home equity loans extended under lines of credit as of December 31, 2012 will contractually begin to amortize during the period 2015–2017. Based on this limited sample of home equity loans that has begun amortization, Citi has experienced marginally higher delinquency rates in its amortizing home equity loan portfolio as compared to its non-amortizing loan portfolio. However, these resets have occurred during a period of declining interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower. Citi will continue to monitor this reset risk closely, particularly as it approaches 2015, and Citi will continue to consider the impact in determining its allowance for loan loss reserves accordingly. In addition, management is reviewing additional actions to offset potential reset risk, such as extending offers to non-amortizing home equity loan borrowers to convert the non-amortizing home equity loan to a fixed-rate loan.
     As of December 31, 2012, the percentage of U.S. home equity loans in a junior lien position where Citi also owned or serviced the first lien was approximately 30%. However, for all home equity loans (regardless of whether Citi owns or services the first lien), Citi manages its home equity loan account strategy through obtaining and reviewing refreshed credit bureau scores (which reflect the borrower’s performance on all of its debts, including a first lien, if any), refreshed LTV ratios and other borrower credit-related information. Historically, the default and delinquency statistics for junior liens where Citi also owns or services the first lien have been better than for those where Citi does not own or service the first lien. Citi believes this is generally attributable to origination channels and better credit characteristics of the portfolio, including FICO and LTV, for those junior liens where Citi also owns or services the first lien.

     The following charts detail the quarterly trends in delinquencies and net credit losses for Citi’s home equity loan portfolio in North America. The vast majority of Citi’s home equity loan exposure arises from its portfolio within Citi Holdings—LCL.

North America Home Equity Loans—Citigroup
In billions of dollars

EOP Loans: 4Q11-$43.5    3Q12-$38.6    4Q12-$37.2

North America Home Equity Loans—Citi Holdings
In billions of dollars

EOP Loans: 4Q11-$40.0    3Q12-$35.4    4Q12-$34.1

S&P/Case Shiller Home Price Index(3)
(3.8)%	(4.9)%	(5.4)%	(3.5)%	(3.7)%	(1.3)%	1.6%	3.6%	n/a

(1)	The first quarter of 2012 included approximately $55 million of charge-offs related to previously deferred principal balances on modified loans related to anticipated forgiveness of principal in connection with the national mortgage settlement. Excluding the impact of these charge-offs, net credit losses would have been $0.51 billion and $0.50 billion for the Citigroup and Citi Holdings portfolios, respectively.
(2)	The third quarter of 2012 included approximately $454 million of charge-offs related to OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. The fourth quarter of 2012 includes an approximately $30 million benefit to charge-offs related to finalizing the impact of the OCC guidance. Excluding these impacts, net credit losses would have been $0.43 billion in 3Q’12 and $0.39 billion in 4Q’12 for the Citigroup portfolio, and $0.41 billion in 3Q’12 and $0.38 billion in 4Q’12 for the Citi Holdings portfolio.
(3)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

North America Home Equity Loan Delinquencies—Citi Holdings
In billions of dollars

Note: For each of the tables above, days past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

     As evidenced by the tables above, home equity loan delinquencies improved during 2012, although the rate of improvement has slowed. Given the lack of a market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 16 to the Consolidated Financial Statements), Citi’s ability to offset increased delinquencies and net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans or otherwise, is more limited as compared to residential first mortgages as discussed above. Accordingly, Citi could begin to experience increased delinquencies and thus increased net credit losses in this portfolio going forward. Citi has taken these trends and uncertainties into consideration in determining its loan loss reserves. See “North America Consumer Mortgages—Loan Loss Reserve Coverage” below.

North America Home Equity Loans—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of December 31, 2012 and December 31, 2011.

In billions of dollars	December 31, 2012						December 31, 2011
					%						%
			ENR	90+DPD	CLTV >	Refreshed			ENR	90+DPD	CLTV >	Refreshed
State (1)	ENR	(2)	Distribution	%	100% (3)	FICO	ENR	(2)	Distribution	%	100% (3)	FICO
CA	$9.7		28%	2.0%	40%	723	$11.2		27%	2.3%	50%	721
NY/NJ/CT	8.2		23	2.3	20	715	9.2		22	2.1	19	715
FL	2.4		7	3.4	58	698	2.8		7	3.3	69	698
IL	1.4		4	2.1	55	708	1.6		4	2.3	62	705
IN/OH/MI	1.2		3	2.2	55	679	1.5		4	2.6	66	678
AZ/NV	0.8		2	3.1	70	709	1.0		3	4.1	83	706
Other	11.5		33	2.2	37	695	13.7		33	2.3	46	695
Total	$35.2		100%	2.3%	37%	704	$41.0		100%	2.4%	45%	707

Note: Totals may not sum due to rounding.
(1)	Certain of the states are included as part of a region based on Citi’s view of similar home prices (HPI) within the region.
(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.
(3)	Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans.

     Similar to residential first mortgages discussed above, the general improvement in refreshed CLTV percentages at December 31, 2012 was primarily the result of improvements in HPI across substantially all metropolitan statistical areas, thereby increasing values used in the determination of CLTV. For the reasons described under “North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans” above, Citi has experienced, and could continue to experience, increased delinquencies and thus increased net credit losses in certain of these states and/or regions going forward.

National Mortgage Settlement
Under the national mortgage settlement, entered into by Citi and other financial institutions in February 2012, Citi is required to provide (i) customer relief in the form of loan modifications for delinquent borrowers, including principal reductions, and other loss mitigation activities to be completed over three years, with a required settlement value of $1.4 billion; and (ii) refinancing concessions to enable current borrowers whose properties are worth less than the balance of their loans to reduce their interest rates, also to be completed over three years, with a required settlement value of $378 million. Citi commenced loan modifications under the settlement, including principal reductions, in March 2012 and commenced the refinancing process in June 2012.
     If Citi does not provide the required amount of financial relief in the form of loan modifications and other loss mitigation activities for delinquent borrowers or refinancing concessions under the national mortgage settlement, Citi will be required to make cash payments. Citi is required to complete 75% of its required relief by March 1, 2014. Failure to meet 100% of the commitment by March 1, 2015 will result in Citi paying an amount equal to 125% of the shortfall. Failure to meet the two-year commitment noted above and then failure to meet the three-year commitment will result in an amount equal to 140% of the three-year shortfall. Citi continues to believe that its obligations will be fully met in the form of financial relief to homeowners; no cash payments are currently expected.

Loan Modifications/Loss Mitigation for Delinquent Borrowers
All of the loan modifications for delinquent borrowers receiving relief toward the $1.4 billion in settlement value are either currently accounted for as TDRs or will become TDRs at the time of modification. The loan modifications have been, and will continue to be, primarily performed under the HAMP and Citi’s CSM loan modification programs (see Note 16 to the Consolidated Financial Statements). The loss mitigation activities include short sales for residential first mortgages and home equity loans, extinguishments and other loss mitigation activities. Based on the nature of the loss mitigation activities (e.g., short sales and extinguishments), these activities have not impacted, nor are they expected to have an incremental impact on, Citi’s TDRs.

     Through December 31, 2012, Citi has assisted approximately 34,000 customers under the loan-modification and other loss-mitigation activities provisions of the national mortgage settlement, resulting in an aggregate principal reduction of approximately $2.4 billion that is potentially eligible for inclusion in the settlement value. Net credit losses of approximately $500 million have been incurred to date relating to the loan modifications under the national mortgage settlement, all of which were offset by loan loss reserve releases (including approximately $370 million of incremental charge-offs related to anticipated forgiveness of principal in connection with the national mortgage settlement in the first quarter). Citi currently anticipates an impact to net credit losses associated with the national mortgage settlement to continue into the first half of 2013. Citi continues to believe that its loan loss reserves as of December 31, 2012 are sufficient to cover the required customer relief to delinquent borrowers under the national mortgage settlement.
     Like other financial institutions party to the national mortgage settlement, Citi does not receive dollar-for-dollar settlement value for the relief it provides under the national mortgage settlement in all cases. As a result, Citi anticipates that the relief provided will be higher than the settlement value.

Refinancing Concessions for Current Borrowers
The refinancing concessions are to be offered to residential first mortgage borrowers whose properties are worth less than the value of their loans, who have been current in the prior 12 months, who have not had a modification, bankruptcy or foreclosure proceeding during the prior 24 months, and whose loans have a current interest rate greater than 5.25%. As of December 31, 2012, Citi has provided refinance concessions under the national mortgage settlement to approximately 13,000 customers holding loans with a total unpaid principal balance of $2.3 billion, thus reducing their interest rate to 5.25% for the remaining life of the loan.
     Citi accounts for the refinancing concessions under the settlement based on whether the particular borrower is determined to be experiencing financial difficulty based on certain underwriting criteria. When a refinancing concession is granted to a borrower who is experiencing financial difficulty, the loan is accounted for as a TDR. Otherwise, the impact of the refinancing concessions is recognized over a period of years in the form of lower interest income. As of December 31, 2012, approximately 5,000 customers holding loans with a total unpaid principal balance of $741 million and who were provided refinance concessions have been accounted for as TDRs. These refinancing concessions have not had a material impact on the fair value of the modified mortgage loans.

     As noted above, if the modified loan under the refinancing is not accounted for as a TDR, the impact to Citi of the refinancing concession will be recognized over a period of years in the form of lower interest income. Citi estimates the forgone future interest income as a result of the refinance concessions under the national mortgage settlement was approximately $20 million during 2012, of which $13 million was recorded in the fourth quarter of 2012. Citi estimates the total amount of expected forgone future interest income could be approximately $50 million annually. However, this estimate could change based on the response rate of borrowers who qualify and the subsequent borrower payment behavior.

Independent Foreclosure Review Settlement
On January 7, 2013, Citi, along with other major mortgage servicers operating under consent orders dated April 13, 2011 with the Federal Reserve Board and the OCC, entered into a settlement agreement with those regulators to modify the requirements of the independent foreclosure review mandated by the consent orders. Under the settlement, Citi agreed to pay approximately $305 million into a qualified settlement fund and offer $487 million of mortgage assistance to borrowers in accordance with agreed criteria. Upon completion of Citi’s payment and mortgage assistance obligations under the agreement, the Federal Reserve Board and the OCC have agreed to deem the requirements of the independent foreclosure review under the consent orders satisfied. As a result of the settlement, Citi recorded a $305 million charge in the fourth quarter of 2012. Citi believes that its loan loss reserves as of December 31, 2012 are sufficient to cover any mortgage assistance under the settlement and there will be no incremental financial impact.

Consumer Mortgage FICO and LTV
The following charts detail the quarterly trends of the unpaid principal balances for Citi’s residential first mortgage and home equity loan portfolios by risk segment (FICO and LTV) and the 90+ day delinquency rates for those risk segments. For example, in the fourth quarter of 2012, residential first mortgages had $7.1 billion of balances with refreshed FICO < 660 and refreshed LTV > 100%. Approximately 17.5% of these loans in this segment were over 90+ days past due.

Residential First Mortgages
In billions of dollars

In millions of dollars	4Q11		1Q12		2Q12		3Q12		4Q12
Res Mortgage—90+ DPD	$	%	$	%	$	%	$	%	$	%
FICO ≥ 660, LTV ≤ 100%	143	0.4%	128	0.3%	160	0.4%	158	0.4%	167	0.4%
FICO ≥ 660, LTV > 100%	157	1.2%	164	1.2%	185	1.6%	120	1.4%	113	1.4%
FICO < 660, LTV ≤ 100%	1,916	10.7%	1,759	10.4%	1,777	10.5%	1,892	10.6%	1,776	10.1%
FICO < 660, LTV > 100%	1,842	16.5%	1,943	17.2%	1,812	18.4%	1,420	18.3%	1,245	17.5%

Home Equity Loans
In billions of dollars

In millions of dollars	4Q11		1Q12		2Q12		3Q12		4Q12
Home Equity—90+ DPD	$	%	$	%	$	%	$	%	$	%
FICO ≥ 660, CLTV ≤ 100%	18	0.1%	19	0.1%	23	0.1%	25	0.1%	26	0.1%
FICO ≥ 660, CLTV > 100%	20	0.2%	23	0.2%	25	0.2%	19	0.2%	21	0.2%
FICO < 660, CLTV ≤ 100%	381	7.6%	336	7.2%	352	7.6%	394	8.0%	395	8.2%
FICO < 660, CLTV > 100%	553	10.3%	504	9.3%	454	9.5%	385	9.9%	359	9.6%

Notes:
–	Data appearing in the tables above have been sourced from Citi’s risk systems and, as such, may not reconcile with disclosures elsewhere generally due to differences in methodology or variations in the manner in which information is captured. Citi has noted such variations in instances where it believes they could be material to reconcile to the information presented elsewhere.
–	Tables exclude loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies (residential first mortgages table only), loans recorded at fair value (residential first mortgages table only) and loans subject to LTSCs.
–	Balances exclude deferred fees/costs.
–	Tables exclude balances for which FICO or LTV data is unavailable. For residential first mortgages, balances for which such data is unavailable include $0.4 billion in each of the periods presented. For home equity loans, balances for which such data is unavailable include $0.2 billion in each of the periods presented.

     Citi’s residential first mortgages with an LTV above 100% has declined by 39% since year end 2011, and high LTV loans with FICO scores of less than 660 decreased by 37% to $7.1 billion. The residential first mortgage portfolio has migrated to a higher FICO and lower LTV distribution as a result of asset sales, home price appreciation and principal forgiveness. Loans 90+ days past due have declined by approximately 32%, or $0.6 billion, year-over-year to approximately $1.2 billion. The decline in 90+ days past due residential mortgages with refreshed FICO scores of less than 660 as well as higher LTVs primarily can be attributed to asset sales and modification programs, offset by the lengthening of the foreclosure process, as discussed in the sections above. Citi’s home equity loans with a CLTV above 100% have declined by 28% since year end 2011, and high CLTV loans with FICO scores of less than 660 decreased by 31% to approximately $3.7 billion. The CLTV improvement was primarily the result of home price appreciation.
     Residential first mortgages historically have experienced higher delinquency rates, as compared to home equity loans, despite the fact that home equity loans are typically in junior lien positions and residential first mortgages are typically in a first lien position. Citi believes this difference is primarily because residential first mortgages are written down to collateral value less cost to sell at 180 days past due and remain in the delinquency population until full disposition through sale, repayment or foreclosure; however, home equity loans are generally fully charged off at 180 days past due and thus removed from the delinquency calculation. In addition, due to the longer timelines to foreclose on a residential first mortgage (see “Foreclosures” above), these loans tend to remain in the delinquency statistics for a longer period and, consequently, the 90 days or more delinquencies of these loans remain higher.

Mortgage Servicing Rights
To minimize credit and liquidity risk, Citi sells most of the conforming mortgage loans it originates but retains the servicing rights. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, the fair value of MSRs declines with increased prepayments, and declines in or continued low interest rates tend to lead to increased prepayments. In managing this risk, Citi economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities classified as trading account assets.

     Citi’s MSRs totaled $1.9 billion as of December 31, 2012, compared to $1.9 billion and $2.6 billion at September 30, 2012 and December 31, 2011, respectively. The decrease in the value of Citi’s MSRs from year-end 2011 primarily reflected the impact from lower interest rates in addition to amortization as well as an increase in servicing costs related to the servicing of the loans remaining in Citi Holdings. As the mix of loans remaining in Citi Holdings has gradually shifted to more delinquent, non-performing loans, the cost for servicing those loans has increased. As of December 31, 2012, approximately $1.3 billion of MSRs were specific to Citicorp, with the remainder to Citi Holdings.
     For additional information on Citi’s MSRs, see Note 22 to the Consolidated Financial Statements.

Citigroup Residential Mortgages—Representations and Warranties

Overview
In connection with Citi’s sales of residential mortgage loans to the U.S. government-sponsored entities (GSEs) and, in most cases, other mortgage loan sales and private-label securitizations, Citi makes representations and warranties that the loans sold meet certain requirements. The specific representations and warranties made by Citi in any particular transaction depend on, among other things, the nature of the transaction and the requirements of the investor (e.g., whole loan sale to the GSEs versus loans sold through securitization transactions), as well as the credit quality of the loan (e.g., prime, Alt-A or subprime).
     These sales expose Citi to potential claims for breaches of its representations and warranties. In the event of a breach of its representations and warranties, Citi could be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or to indemnify (“make whole”) the investors for their losses on these loans. To the extent Citi made representation and warranties on loans it purchased from third-party sellers that remain financially viable, Citi may have the right to seek recovery of repurchase losses or make whole payments from the third party based on representations and warranties made by the third party to Citi (a “back-to-back” claim).

Whole Loan Sales (principally reflected in Citi Holdings—Local Consumer Lending)
Citi is exposed to representation and warranty repurchase claims primarily as a result of its whole loan sales to the GSEs and, to a lesser extent, private investors through its Consumer business in CitiMortgage. When selling a loan to these investors, Citi makes various representations and warranties to, among other things, the following:

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

     To date, the majority of Citi’s repurchases have been due to GSE repurchase claims and relates to loans originated from 2006 through 2008, which also represent the vintages with the highest loss severity. An insignificant percentage of repurchases and make-whole payments have been from vintages pre-2006 and post-2008. Citi attributes this to better credit performance of these vintages and to the enhanced underwriting standards implemented beginning in the second half of 2008.
     During the period 2006 through 2008, Citi sold a total of approximately $321 billion of whole loans, substantially all to the GSEs (this amount has not been adjusted for subsequent borrower repayments of principal, defaults or repurchase activity to date). The vast majority of these loans were either originated by Citi or purchased from third-party sellers that Citi believes would be unlikely to honor back-to-back claims because they are in bankruptcy, liquidation or financial distress and, thus, are no longer financially viable. As discussed below, however, Citi’s repurchase reserve takes into account estimated reimbursements, if any, to be received from third-party sellers.

Private-Label Residential Mortgage Securitizations
Citi is also exposed to representation and warranty repurchase claims as a result of mortgage loans sold through private-label residential mortgage securitizations. These representations were generally made or assigned to the issuing trust and related to, among other things, the following:

  the absence of fraud on the part of the borrower, the seller or any appraiser, broker or other party involved in the origination of the loan (sometimes wholly or partially limited to the knowledge of the representation provider);
  whether the property securing the loan was occupied by the borrower as his or her principal residence;
  the loan’s compliance with applicable federal, state and local laws;
  whether the loan was originated in conformity with the originator’s underwriting guidelines; and
  detailed data concerning the loans that were included on the mortgage loan schedule.

During the period 2005 through 2008, Citi sold loans into and sponsored private-label securitizations through both its Consumer business in CitiMortgage and its legacy S&B business. Citi sold approximately $91 billion of mortgage loans through private-label securitizations during this period.

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
     As of December 31, 2012, approximately $8.7 billion of the $24.6 billion remained outstanding as a result of repayments of approximately $14.6 billion and cumulative losses (incurred by the issuing trusts) of approximately $1.3 billion. The remaining outstanding amount is composed of approximately $4.4 billion in prime trusts and approximately $4.3 billion in Alt-A trusts, as classified at issuance. As of December 31, 2012, the remaining outstanding amount had a 90 days or more delinquency rate in the aggregate of approximately 15.5%. Similar to the whole loan sales discussed above, the vast majority of these loans either were originated by Citi or purchased from third-party sellers that Citi believes would be unlikely to honor back-to-back claims because they are no longer financially viable. Citi’s repurchase reserve takes into account estimated reimbursements, if any, to be received from third-party sellers.

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
     As of December 31, 2012, approximately $19.9 billion of the $66.4 billion remained outstanding as a result of repayments of approximately $36.0 billion and cumulative losses (incurred by the issuing trusts) of approximately $10.5 billion (of which approximately $7.9 billion related to loans in subprime trusts). The remaining outstanding amount is composed of approximately $5.1 billion in prime trusts, $4.2 billion in Alt-A trusts and $10.6 billion in subprime trusts, as classified at issuance. As of December 31, 2012, the remaining outstanding amount had a 90 days or more delinquency rate of approximately 26.1%.
     The mortgages included in the S&B legacy securitizations were primarily purchased from third-party sellers. In connection with these securitization transactions, representations and warranties relating to the mortgages were made by Citi, third-party sellers or both. As of December 31, 2012, where Citi made representations and warranties and received similar representations and warranties from third-party sellers, Citi believes that for the majority of the securitizations backed by prime and Alt-A loan collateral, if Citi received a repurchase claim for those loans, it would have a back-to-back claim against financially viable sellers.
     The vast majority of the subprime collateral was purchased from third-party sellers that Citi believes would be unlikely to honor back-to-back claims because they are no longer financially viable. Citi’s repurchase reserve, to the extent applicable, takes into account estimated reimbursements to be received, if any, from third-party sellers.

Repurchase Reserve
Citi has recorded a mortgage repurchase reserve (referred to as the repurchase reserve) for its potential repurchase or make-whole liability regarding representation and warranty claims. Citi’s repurchase reserve primarily relates to whole loan sales to the GSEs and is thus calculated primarily based on Citi’s historical repurchase activity with the GSEs. The repurchase reserve relating to Citi’s whole loan sales, and changes in estimate with respect thereto, are generally recorded in Citi Holdings—Local Consumer Lending. The repurchase reserve relating to private-label securitizations, and changes in estimate with respect thereto, are recorded in Citi Holdings—Special Asset Pool.

Repurchase Reserve—Whole Loan Sales
To date, issues related to (i) misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, etc.), (ii) appraisal issues (e.g., an error or misrepresentation of value), and (iii) program requirements (e.g., a loan that does not meet investor guidelines, such as contractual interest rate) have been the primary drivers of Citi’s repurchases and make-whole payments to the GSEs. The type of defect that results in a repurchase or make-whole payment has varied and will likely continue to vary over time. There has not been a meaningful difference in Citi’s incurred or estimated loss for any particular type of defect.
     The repurchase reserve is based on various assumptions which, as referenced above, are primarily based on Citi’s historical repurchase activity with the GSEs. As of December 31, 2012, the most significant assumptions used to calculate the reserve levels are the: (i) probability of a claim based on correlation between loan characteristics and repurchase claims; (ii) claims appeal success rates; and (iii) estimated loss per repurchase or make-whole payment. In addition, Citi considers reimbursements estimated to be received from third-party sellers, which are generally based on Citi’s analysis of its most recent collection trends and the financial solvency or viability of the third-party sellers, in estimating its repurchase reserve.
     During 2012, Citi recorded an additional reserve of $706 million (of which $164 million was in the fourth quarter of 2012) relating to its whole loan sales repurchase exposure. The change in estimate in fourth quarter and full year 2012 primarily resulted from (i) a continued heightened focus by the GSEs resulting in increasing estimates of repurchase claims, and (ii) increasing trends in repurchase claims, repurchases/make-whole payments, and default rates, especially for higher risk loans associated with servicing sold to a third party in the fourth quarter of 2010. These increases were partially offset by an improvement in expected recoveries from third-party sellers. Citi’s claims appeal success rate remained stable during 2012, with approximately half of repurchase claims successfully appealed and thus resulting in no loss to Citi. Although the GSEs continued to exhibit elevated loan documentation requests during 2012, which could ultimately lead to higher claims and repurchases in future periods, Citi continues to believe the activity in and change in estimate relating to its repurchase reserve will remain volatile in the near term.
     As referenced above, the repurchase reserve estimation process for potential whole loan representation and warranty claims relies on various assumptions that involve numerous estimates and judgments, including with respect to certain future events, and thus entails inherent uncertainty. Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued as of December 31, 2012 could be up to $0.6 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. Citi’s estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

Repurchase Reserve—Private-Label Securitizations
Investors in private-label securitizations may seek recovery for alleged breaches of representations and warranties, as well as losses caused by non-performing loans more generally, through repurchase claims or through litigation premised on a variety of legal theories. Citi considers litigation relating to private-label securitizations as part of its contingencies analysis. For additional information, see Note 28 to the Consolidated Financial Statements.
     During 2012, Citi continued to receive significant levels of inquiries and demands for loan files, as well as requests to toll (extend) the applicable statutes of limitation for, among others, representation and warranty claims relating to its private-label securitizations. These inquiries, demands and requests have come from trustees of securitization trusts and others. Citi also has received repurchase claims for breaches of representations and warranties related to private-label securitizations. These claims have been received at an unpredictable rate, although the number of claims increased substantially during 2012 and is expected to remain elevated, particularly given the level of inquiries, demands and requests noted above.
     Of the repurchase claims received, Citi believes some are based on a review of the underlying loan files, while others are not based on such a review. In either case, upon receipt of a claim, Citi typically requests that it be provided with the underlying detail supporting the claim; however, to date, Citi has received little or no response to these requests for information. As a result, the vast majority of the repurchase claims received on Citi’s private-label securitizations remain unresolved (see the “Unresolved Claims” table below). Citi expects unresolved repurchase claims for private-label securitizations to continue to increase because new claims and requests for loan files continue to be received, while there has been little progress to date in resolving these repurchase claims.
     Citi cannot reasonably estimate probable losses from future repurchase claims for private-label securitizations because the claims to date have been received at an unpredictable rate, the factual basis for those claims is unclear, and very few such claims have been resolved. Rather, at the present time, Citi records reserves related to private-label securitizations repurchase claims based on estimated losses arising from those claims received that appear to be based on a review of the underlying loan files. During 2012, Citi recorded a reserve of $244 million (of which $9 million was in the fourth quarter of 2012) relating to such claims. The estimation reflected in this reserve is based on currently available information and relies on various assumptions that involve numerous estimates and judgments that are inherently uncertain and subject to change. If actual experiences differ from Citi’s assumptions, future provisions may differ substantially from Citi’s current reserve.

The table below sets forth the activity in the repurchase reserve for each of the quarterly periods below:

	Three Months Ended
In millions of dollars	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Balance, beginning of period	$1,516	$1,476	$1,376	$1,188	$1,076
Additions for new sales (1)	6	7	4	6	7
Change in estimate (2)	173	200	242	335	306
Utilizations	(130)	(167)	(146)	(153)	(201)
Balance, end of period	$1,565	$1,516	$1,476	$1,376	$1,188

(1)	Reflects new whole loan sales, primarily to the GSEs.
(2)	Change in estimate for the fourth quarter of 2012 includes $164 million related to whole loan sales to the GSEs and private investors and $9 million related to loans sold through private-label securitizations.

     The following table sets forth the unpaid principal balance of loans repurchased due to representation and warranty claims during each of the quarterly periods below:

	Three Months Ended
In millions of dollars	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
GSEs and others (1)	$157	$105	$202	$101	$110

(1)     Predominantly related to claims from the GSEs.

     In addition to the amounts set forth in the table above, Citi recorded make-whole payments of $92 million, $118 million, $91 million, $107 million and $148 million for the quarterly periods ended December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively. Nearly all of these make-whole payments were to the GSEs.

Representations and Warranty Claims by Claimant
The following table sets forth the original principal balance of representation and warranty claims by claimant, as well as the original principal balance of unresolved claims by claimant, for each of the quarterly periods below:

	Claims during the three months ended
In millions of dollars	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
GSEs and others (1)	$769	$863	$860	$755	$699
Private-label securitizations	294	3	626	536	13
Mortgage insurers (2)	18	21	90	23	35
Total	$1,081	$887	$1,576	$1,314	$747

	Unresolved claims at
In millions of dollars	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
GSEs and others (1)	$1,224	$1,371	$1,263	$1,222	$1,270
Private-label securitizations	1,717	1,423	1,422	797	266
Mortgage insurers (2)	5	4	15	8	15
Total	$2,946	$2,798	$2,700	$2,027	$1,551

(1)	Predominantly related to claims from the GSEs.
(2)	Represents the insurer’s rejection of a claim for loss reimbursement that has yet to be resolved and includes only GSE whole loan activity. To the extent that mortgage insurance will not cover the claim on a loan, Citi may have to make the GSE whole. Failure to collect from mortgage insurers is considered in determining the repurchase reserve. Citi does not believe the inability to collect reimbursement from mortgage insurers is likely to have a material impact on its repurchase reserve.

     For additional information regarding Citi’s potential mortgage repurchase liability, see Notes 27 and 28 to the Consolidated Financial Statements below.

North America Cards

Overview
Citi’s North America cards portfolio primarily consists of its Citi-branded cards and Citi retail services portfolios in Citicorp. As of December 31, 2012, the Citicorp Citi-branded cards portfolio totaled approximately $73 billion, while the Citi retail services portfolio was approximately $39 billion.
     See Note 16 to the Consolidated Financial Statements for additional information on Citi’s North America cards modifications.

North America Cards Quarterly Credit Trends—Delinquencies and Net Credit Losses
The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup’s North America Citi-branded cards and Citi retail services portfolios in Citicorp. Assuming no significant downturn in the economic environment, Citi believes the improvement in credit trends in its card portfolios had largely stabilized as of the end of 2012, and delinquencies and net credit losses in these portfolios could begin to increase in line with portfolio growth.

Citi-Branded Cards—Citigroup

In billions of dollars
EOP Loans: 4Q11-$77.2    3Q12-$72.2    4Q12-$72.9

Citi Retail Services—Citigroup

In billions of dollars
EOP Loans: 4Q11-$39.9    3Q12-$36.6    4Q12-$38.6

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total
	loans	(1)	90+ days past due		(2)	30–89 days past due		(2)
	December 31,		December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions and ratios	2012		2012	2011	2010	2012	2011	2010
Citicorp (3)(4)
Total	$295.4		$3,082	$3,406	$4,453	$3,509	$4,072	$5,014
Ratio			1.05%	1.19%	1.63%	1.19%	1.42%	1.84%
Retail banking
Total	$145.8		$880	$769	$761	$1,112	$1,040	$1,148
Ratio			0.61%	0.58%	0.66%	0.77%	0.78%	1.00%
North America	42.7		280	235	228	223	213	212
Ratio			0.68%	0.63%	0.76%	0.54%	0.57%	0.71%
EMEA	5.1		48	59	84	77	94	136
Ratio			0.94%	1.40%	2.00%	1.51%	2.24%	3.24%
Latin America	28.3		324	253	224	353	289	267
Ratio			1.14%	1.07%	1.13%	1.25%	1.22%	1.35%
Asia	69.7		228	222	225	459	444	533
Ratio			0.33%	0.33%	0.37%	0.66%	0.66%	0.87%
Citi-branded cards
Total	$149.6		$2,202	$2,637	$3,692	$2,397	$3,032	$3,866
Ratio			1.47%	1.72%	2.35%	1.60%	1.98%	2.46%
North America—Citi-branded	72.9		786	1,016	1,597	771	1,078	1,540
Ratio			1.08%	1.32%	2.03%	1.06%	1.40%	1.95%
North America—Citi retail services	38.6		721	951	1,351	789	1,175	1,458
Ratio			1.87%	2.38%	3.20%	2.04%	2.94%	3.45%
EMEA	2.9		48	44	58	63	59	72
Ratio			1.66%	1.63%	2.07%	2.17%	2.19%	2.57%
Latin America	14.8		413	412	446	432	399	456
Ratio			2.79%	3.01%	3.33%	2.92%	2.91%	3.40%
Asia	20.4		234	214	240	342	321	340
Ratio			1.15%	1.08%	1.22%	1.68%	1.61%	1.73%
Citi Holdings—Local Consumer Lending (5)(6)
Total	$112.7		$4,611	$5,849	$8,864	$4,228	$5,148	$7,935
Ratio			4.42%	4.66%	5.17%	4.05%	4.10%	4.63%
International	7.6		345	422	657	393	499	848
Ratio			4.54%	3.91%	3.00%	5.17%	4.62%	3.87%
North America	105.1		4,266	5,427	8,207	3,835	4,649	7,087
Ratio			4.41%	4.73%	5.49%	3.96%	4.05%	4.74%
Total Citigroup (excluding Special Asset Pool)	$408.1		$7,693	$9,255	$13,317	$7,737	$9,220	$12,949
Ratio			1.93%	2.25%	3.00%	1.94%	2.24%	2.93%

(1)	Total loans include interest and fees on credit cards.
(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on end-of-period (EOP) loans.
(3)	The 90+ days past due balances for North America—Citi-branded cards and North America—Citi retail services cards are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.
(4)	The 90+ days and 30–89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for loans 90+ days past due (and EOP loans) are $742 million ($1.4 billion), $611 million ($1.3 billion) and $235 million ($0.8 billion) at December 31, 2012, December 31, 2011 and December 31, 2010, respectively. The amounts excluded for loans 30–89 days past due (end-of-period loans have the same adjustment as above) are $122 million, $121 million and $30 million, as of December 31, 2012, December 31, 2011 and December 31, 2010, respectively.
(5)	The 90+ days and 30–89 days past due and related ratios for North America LCL exclude U.S. mortgage loans that are guaranteed by U.S. government agencies since the potential loss predominantly resides with the U.S. agencies. The amounts excluded for loans 90+ days past due (and EOP loans) for each period are $4.0 billion ($7.1 billion), $4.4 billion ($7.9 billion) and $5.2 billion ($8.4 billion) at December 31, 2012, December 31, 2011 and December 31, 2010, respectively. The amounts excluded for loans 30–89 days past due (end-of-period loans have the same adjustment as above) for each period are $1.2 billion, $1.5 billion and $1.6 billion, as of December 31, 2012, December 31, 2011 and December 31, 2010, respectively.
(6)	The December 31, 2012, December 31, 2011 and December 31, 2010 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $1.2 billion, $1.3 billion and $1.7 billion, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

	Average
	loans	(1)	Net credit losses		(2)
In millions of dollars, except average loan amounts in billions and ratios	2012		2012	2011	2010
Citicorp
Total	$286.4		$8,452	$10,840	$16,328
Ratio			2.95%	3.93%	6.22%
Retail banking
Total	$140.9		$1,258	$1,190	$1,281
Ratio			0.89%	0.94%	1.17%
North America	41.3		247	302	341
Ratio			0.60%	0.88%	1.12%
EMEA	4.7		46	87	166
Ratio			0.98%	1.98%	3.84%
Latin America	26.3		648	475	439
Ratio			2.46%	2.14%	2.42%
Asia	68.6		317	326	335
Ratio			0.46%	0.50%	0.59%
Cards
Total	$145.5		$7,194	$9,650	$15,047
Ratio			4.94%	6.48%	9.84%
North America—Citi-branded	71.9		3,187	4,668	7,683
Ratio			4.43%	6.28%	9.86%
North America—Citi retail services	36.9		2,322	3,131	5,108
Ratio			6.29%	8.13%	12.10%
EMEA	2.8		59	85	149
Ratio			2.09%	2.98%	5.32%
Latin America	14.1		1,102	1,209	1,429
Ratio			7.84%	8.82%	11.67%
Asia	19.8		524	557	678
Ratio			2.65%	2.85%	3.83%
Citi Holdings—Local Consumer Lending
Total (3)(4)	$124.3		$5,870	$7,504	$11,928
Ratio			4.72%	4.69%	5.16%
International	9.4		536	1,057	1,927
Ratio			5.72%	6.30%	7.36%
North America (3)(4)	114.9		5,334	6,447	10,001
Ratio			4.64%	4.50%	4.88%
Total Citigroup (excluding Special Asset Pool) (3)(4)	$410.7		$14,322	$18,344	$28,256
Ratio			3.49%	4.21%	5.72%

(1)	Average loans include interest and fees on credit cards.
(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.
(3)	2012 includes approximately $635 million of incremental charge-offs related to OCC guidance issued in the third quarter of 2012, which required mortgage loans to borrowers that have gone through Chapter 7 of the U.S. Bankruptcy Code to be written down to collateral value. There was a corresponding approximately $600 million release in the third quarter of 2012 allowance for loan losses related to these charge-offs. 2012 also includes a benefit to charge-offs of approximately $40 million related to finalizing the impact of the OCC guidance in the fourth quarter of 2012.
(4)	2012 includes approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages in the first quarter of 2012. These charge-offs were related to anticipated forgiveness of principal in connection with the national mortgage settlement. There was a corresponding approximately $350 million reserve release in the first quarter of 2012 related to these charge-offs. See also “Credit Risk—National Mortgage Settlement” below.

CORPORATE LOAN DETAILS
For corporate clients and investment banking activities across Citigroup, the credit process is grounded in a series of fundamental policies, in addition to those described under “Managing Global Risk—Risk Management—Overview” above. These include:

  joint business and independent risk management responsibility for managing credit risks;
  a single center of control for each credit relationship, which coordinates credit activities with each client;
  portfolio limits to ensure diversification and maintain risk/capital alignment;
  a minimum of two authorized credit officer signatures required on extensions of credit, one of which must be from a credit officer in credit risk management;
  risk rating standards, applicable to every obligor and facility; and
  consistent standards for credit origination documentation and remedial management.

For additional information on Citi’s Corporate loan portfolio, including allowance for loan losses, coverage ratios and Corporate non-accrual loans, see “Credit Risk—Loans Outstanding, Details of Credit Loss Experience, Allowance for Loan Losses and Non-Accrual Loans and Assets” above.

Corporate Credit Portfolio
The following table represents the Corporate credit portfolio (excluding Private Bank in Securities and Banking) before consideration of collateral, by maturity at December 31, 2012 and 2011. The Corporate credit portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, bankers’ acceptances and leases, and unfunded lending commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At December 31, 2012				At December 31, 2011
		Greater				Greater
	Due	than 1 year	Greater		Due	than 1 year	Greater
	within	but within	than	Total	within	but within	than	Total
In billions of dollars	1 year	5 years	5 years	Exposure	1 year	5 years	5 years	exposure
Direct outstandings	$198	$70	$18	$286	$177	$62	$13	$252
Unfunded lending commitments	123	180	12	315	144	151	21	316
Total	$321	$250	$30	$601	$321	$213	$34	$568

Portfolio Mix—Geography, Counterparty and Industry
Citi’s Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded lending commitments by region:

	December 31,	December 31,
	2012	2011
North America	45%	47%
EMEA	29	27
Asia	18	18
Latin America	8	8
Total	100%	100%

     The maintenance of accurate and consistent risk ratings across the Corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products. Counterparty risk ratings reflect an estimated probability of default for a counterparty and are derived primarily through the use of validated statistical models, scorecard models and external agency ratings (under defined circumstances), in combination with consideration of factors specific to the obligor or market, such as management experience, competitive position and regulatory environment. Facility risk ratings are assigned that reflect the probability of default of the obligor and factors that affect the loss-given-default of the facility, such as support or collateral. Internal obligor ratings that generally correspond to BBB and above are considered investment grade, while those below are considered non-investment grade.

     Citigroup also has incorporated climate risk assessment criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas emissions.
     The following table presents the Corporate credit portfolio by facility risk rating at December 31, 2012 and 2011, as a percentage of the total portfolio:

	Direct outstandings and
	unfunded lending commitments
	December 31,	December 31,
	2012	2011
AAA/AA/A	56%	55%
BBB	29	29
BB/B	13	13
CCC or below	2	2
Unrated	—	1
Total	100%	100%

     Citi’s Corporate credit portfolio is also diversified by industry, with a concentration in the financial sector, broadly defined, and including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded lending commitments to industries as a percentage of the total Corporate portfolio:

	Direct outstandings and
	unfunded lending commitments
	December 31,	December 31,
	2012	2011
Public sector	19%	19%
Transportation and industrial	18	16
Petroleum, energy, chemical and metal	17	17
Banks/broker-dealers	12	13
Consumer retail and health	12	13
Technology, media and telecom	8	8
Insurance and special purpose entities	5	5
Real estate	4	3
Hedge funds	3	4
Other industries	2	2
Total	100%	100%

Credit Risk Mitigation
As part of its overall risk management activities, Citigroup uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its Corporate credit portfolio, in addition to outright asset sales. The purpose of these transactions is to transfer credit risk to third parties. The results of the mark to market and any realized gains or losses on credit derivatives are reflected in Principal transactions on the Consolidated Statement of Income.
     At December 31, 2012 and December 31, 2011, $41.6 billion and $41.5 billion, respectively, of credit risk exposures were economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At December 31, 2012 and December 31, 2011, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	December 31,	December 31,
	2012	2011
AAA/AA/A	29%	41%
BBB	49	45
BB/B	19	13
CCC or below	3	1
Total	100%	100%

     At December 31, 2012 and December 31, 2011, the credit protection was economically hedging underlying credit exposures with the following industry distribution:

Industry of Hedged Exposure

	December 31,	December 31,
	2012	2011
Petroleum, energy, chemical and metal	22%	22%
Transportation and industrial	22	22
Public sector	21	12
Consumer retail and health	11	15
Technology, media and telecom	10	12
Banks/broker-dealers	9	10
Insurance and special purpose entities	4	5
Other industries	1	2
Total	100%	100%

MARKET RISK

Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary such as Citi. For a discussion of funding and liquidity risk, see “Capital Resources and Liquidity—Funding and Liquidity” and “Risk Factors—Liquidity Risks” above. Price risk losses arise from fluctuations in the market value of trading and non-trading positions resulting from changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and in their implied volatilities.

Market Risk Management
Each business is required to establish, with approval from Citi’s market risk management, a market risk limit framework for identified risk factors that clearly defines approved risk profiles and is within the parameters of Citi’s overall risk tolerance. These limits are monitored by independent market risk, Citi’s country and business Asset and Liability Committees and the Global Finance and Asset and Liability Committee. In all cases, the businesses are ultimately responsible for the market risks taken and for remaining within their defined limits.

Market Risk Management and Stress Testing
Market (price) risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate risk. The measurement used for non-trading and trading portfolios, as well as associated stress testing processes, are described below.

Price Risk—Non-Trading Portfolios
Net Interest Revenue and Interest Rate Risk
One of Citi’s primary business functions is providing financial products that meet the needs of its customers. Loans and deposits are tailored to customer requirements with regard to tenor, index (if applicable) and rate type. Net interest revenue (NIR), for interest rate exposure purposes, is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). NIR is affected by changes in the level of interest rates. For example:

  At any given time, there may be an unequal amount of assets and liabilities that are subject to market rates due to maturation or repricing. Whenever the amount of liabilities subject to repricing exceeds the amount of assets subject to repricing, a company is considered “liability sensitive.” In this case, a company’s NIR will deteriorate in a rising-rate environment.
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

     NIR in any particular period is the result of customer transactions and the related contractual rates originated in prior periods, as well as new transactions in the current period; those prior-period transactions will be impacted by changes in rates on floating-rate assets and liabilities in the current period.
     Due to the long-term nature of portfolios, NIR will vary from quarter to quarter even assuming no change in the shape or level of the yield curve as assets and liabilities reprice. These repricings are a function of implied forward interest rates, which represent the overall market’s estimate of future interest rates and incorporate possible changes in the federal funds rates, as well as the shape of the yield curve.

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
     The impact of changing prepayment rates on loan portfolios is incorporated into the results. For example, in the declining interest rate scenarios, it is assumed that mortgage portfolios prepay faster and that income is reduced. In addition, in a rising interest rate scenario, portions of the deposit portfolio are assumed to experience rate increases that may be less than the change in market interest rates.

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

Stress Testing
Citigroup employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet; the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

Non-Trading Portfolios—Interest Rate Exposure
The exposures in the following table represent the approximate annualized risk to NIR assuming an unanticipated parallel instantaneous 100 bps change in interest rates compared with the market forward interest rates in selected currencies.

	December 31, 2012		December 31, 2011
In millions of dollars	Increase	Decrease	Increase	Decrease
U.S. dollar (1)	$842	NM	$97	NM
Mexican peso	$29	$(29)	$87	$(87)
Euro	$12	NM	$69	NM
Japanese yen	$65	NM	$105	NM
Pound sterling	$45	NM	$35	NM

(1)	Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the table. The U.S. dollar IRE associated with these businesses was $(107) million for a 100 bps instantaneous increase in interest rates as of December 31, 2012 and $61 million as of December 31, 2011.
NM	Not meaningful. A 100 bps decrease in interest rates would imply negative rates for the yield curve.

     The changes in the U.S. dollar IRE year-over-year reflected changes in Citi’s balance sheet composition, including deposit growth. They also reflected regular updates of behavioral assumptions for customer-related assets and liabilities, the impact of lower rates, swap activities and repositioning of the liquidity portfolio, including increased AFS investments and decreasing long-term debt (see “Capital Resources and Liquidity—Funding and Liquidity” above).
     The following table shows the approximate annualized risk to NIR from six different changes in the implied-forward rates for the U.S. dollar. Each scenario assumes that the rate change will occur simultaneously.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100
Impact to net interest revenue increase (decrease) (in millions of dollars)	(166)	823	1,592	NM	NM	163

Price Risk—Trading Portfolios
Price risk in Citi’s trading portfolios is monitored using a series of measures, including but not limited to:

  Value at risk (VAR)
  Stress testing
  Factor sensitivity

     Each trading portfolio across Citi’s business segments (Citicorp, Citi Holdings and Corporate/Other) has its own market risk limit framework encompassing these measures and other controls, including trading mandates, permitted product lists and a new product approval process for complex products. All trading positions are marked to market, with the results reflected in earnings.

     The following histogram of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. As shown in the histogram, positive trading-related revenue was achieved for 96% of the trading days in 2012.

Histogram of Daily Trading-Related Revenue(1)—Twelve Months Ended December 31, 2012
In millions of dollars

(1)	Daily trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA and CVA, net of associated hedges. In addition, it excludes fees and other revenue associated with capital markets origination activities.

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
     Citi uses a single, independently approved Monte Carlo simulation VAR model (see “VAR Model Review and Validation” below) that has been designed to capture material risk sensitivities (such as first- and second-order sensitivities of positions to changes in market prices) of various asset classes/risk types (such as interest rate, foreign exchange, equity and commodity risks). Citi’s VAR includes all positions that are measured at fair value; it does not include investment securities classified as available-for-sale or held-to-maturity. For information on these securities, see Note 15 to the Consolidated Financial Statements.
     Citi believes its VAR model is conservatively calibrated to incorporate the greater of short-term (most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of 180,000 time series, with sensitivities updated daily and model parameters updated weekly. The conservative features of the VAR calibration contribute approximately 15% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets.

     The table below summarizes VAR for Citi-wide trading portfolios at year end and during 2012 and 2011, including yearly averages. Citi’s total trading and credit portfolios VAR was $118 million at December 31, 2012 and $183 million at December 31, 2011. Daily total trading and credit portfolios VAR averaged $148 million in 2012 and ranged from $111 million to $199 million. The change in total trading and credit portfolios VAR year-over-year was driven by the fact that the relatively higher volatilities from 2008 and 2009 are no longer included in the three-year volatility time horizon used for VAR, as well as reduced risk in the credit portfolios related to CVA and Corporate Treasury.

	Dec. 31,	2012	Dec. 31,	2011
In millions of dollars	2012	Average	2011	Average
Interest rate	$116	$122	$147	$187
Foreign exchange	33	38	37	45
Equity	32	29	36	46
Commodity	11	15	16	22
Covariance adjustment (1)	(76)	(82)	(89)	(124)
Total trading VAR—
all market risk factors,
including general
and specific risk
(excluding credit portfolios) (2)	$116	$122	$147	$176
Specific risk-only
component (3)	$31	$24	$21	$25
Total trading VAR—general
market factors only
(excluding credit portfolios) (2)	$85	$98	$126	$151
Incremental impact of
credit portfolios (4)	$2	$26	$36	$13
Total trading and
credit portfolios VAR	$118	$148	$183	$189

(1)	Covariance adjustment (also known as diversification benefit) equals the difference between the total VAR and the sum of the VARs tied to each individual risk type. The benefit reflects the fact that the risks within each and across risk types are not perfectly correlated and, consequently, the total VAR on a given day will be lower than the sum of the VARs relating to each individual risk type. The determination of the primary drivers of changes to the covariance adjustment is made by an examination of the impact of both model parameter and position changes.
(2)	The total trading VAR includes trading positions from S&B, Citi Holdings and Corporate Treasury, but excludes hedges to the loan portfolio, fair value option loans, and DVA/CVA, net of hedges. Available for sale securities and accrual exposures are not included.
(3)	The specific risk-only component represents the level of equity and fixed income issuer-specific risk embedded in VAR.
(4)	The credit portfolios are composed of mark-to-market positions associated with non-trading business units including Corporate Treasury, the derivative counterparty CVA, net of hedges. Derivative own-credit CVA and DVA are not included. It also includes hedges to the loan portfolio, fair value option loans, and tail hedges that are not explicitly hedging the trading book.

     The table below provides the range of market factor VARs, inclusive of specific risk that was experienced during 2012 and 2011.

	2012		2011
In millions of dollars	Low	High	Low	High
Interest rate	$101	$149	$138	$238
Foreign exchange	25	53	28	72
Equity	17	59	19	85
Commodity	9	21	14	36

     The following table provides the VAR for S&B during 2012, excluding hedges to the loan portfolio, fair value option loans and DVA/CVA, net of hedges.

In millions of dollars	Dec. 31, 2012
Total—all market risk
factors, including
general and specific risk	$112
Average—during year	$115
High—during year	145
Low—during year	92

VAR Model Review and Validation
Generally, Citi’s VAR review and model validation process entails reviewing the model framework, major assumptions, and implementation of the mathematical algorithm. In addition, as part of the model validation process, product specific back-testing on hypothetical portfolios are periodically completed and reviewed with Citi’s U.S. banking regulators. Furthermore, back-testing is performed against the actual change in market value of transactions on a quarterly basis at multiple levels of the organization (trading desk level, ICG business segment and Citigroup), and the results are also shared with the U.S. banking regulators.
     Significant VAR model and assumption changes must be independently validated within Citi’s risk management organization. This validation process includes a review by Citi’s model validation group and further approval from its model validation review committee, which is composed of senior quantitative risk management officers. In the event of significant model changes, parallel model runs are undertaken prior to implementation. In addition, significant model and assumption changes are subject to periodic reviews and approval by Citi’s U.S. banking regulators.
     Citi uses the same independently validated VAR model for both regulatory capital and external market risk disclosure purposes and, as such, the model review and oversight process for both purposes is as described above. While the scope of positions included in the VAR model calculations for regulatory capital purposes differs from the scope of positions for external market risk disclosure purposes, these differences are due to the fact that certain positions included for external market risk purposes are not eligible for market risk treatment under the U.S. regulatory capital rules, either as currently in effect under Basel I or under the final market risk capital rules under Basel II.5/III (e.g., the interest rate sensitivity of repos and reverse repos and the credit and market sensitivities of the derivatives CVA are included for external market risk disclosure purposes, but are not included for regulatory capital purposes). The applicability of the VAR model for positions eligible for market risk treatment under U.S. regulatory capital rules is periodically reviewed and approved by Citi’s U.S. banking regulators.

Back-Testing of Trading Market Risk
Back-testing is the process in which the daily VAR of the trading portfolio is compared to the buy-and-hold profit and loss (e.g., the profit and loss impact if the portfolio is held constant at the end of the day and re-priced the following day). Based on the 99% confidence level of Citi’s VAR model, Citi would expect two to three days in any one year where buy-and-hold losses exceed the VAR of the portfolio. Given the conservative calibration of its VAR model, Citi would expect fewer exceptions under normal and stable market conditions. Periods of unstable market conditions could increase the number of these exceptions. In 2012, no back-testing exceptions were observed for Citi’s total trading VAR.
     The following graph shows the daily buy-and-hold trading revenue compared to the value at risk for Citi’s total trading VAR during 2012.

Buy-and-Hold Profit and Loss of Trading Businesses Compared to Prior-Day Citigroup Total Trading VAR(1)(2)
In millions of dollars

(1)	Citi changed its methodology for back-testing in the fourth quarter of 2012 from using actual profit and loss to buy-and-hold profit and loss, which Citi believes is more accurate for purposes of back-testing the VAR model. The above histogram uses the buy-and-hold profit and loss for all of 2012.
(2)	Buy-and-hold profit and loss represents the daily mark-to-market revenue movement attributable to trading positions from the close of the previous business day. Buy-and-hold profit and loss excludes realized trading revenue, net interest, fees and commissions, intra-day trading profit and loss on new and terminated trades and changes in reserves and is not comparable to the trading-related revenue presented in the histogram of Daily Trading-Related Revenue set forth above.

Stress Testing
Stress testing is performed on trading portfolios on a regular basis to estimate the impact of extreme market movements. It is performed on both individual trading portfolios and on aggregations of portfolios and businesses. Independent market risk management, in conjunction with the businesses, develops both systemic and specific stress scenarios, reviews the output of periodic stress-testing exercises, and uses the information to make judgments on the ongoing appropriateness of exposure levels and limits.

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

INTEREST REVENUE/EXPENSE AND YIELDS
Average Rates-Interest Revenue, Interest Expense and Net Interest Margin

							Change		Change
In millions of dollars, except as otherwise noted	2012		2011		2010		2012 vs. 2011		2011 vs. 2010
Interest revenue (1)	$68,680		$73,201		$79,801		(6)%		(8)%
Interest expense (2)	20,484		24,229		25,096		(15)		(3)
Net interest revenue (3)	$48,196		$48,972		$54,705		(2)%		(10)%
Interest revenue—average rate	4.10%		4.27%		4.55%		(17	) bps	(28	) bps
Interest expense—average rate	1.46		1.63		1.61		(17	) bps	2	bps
Net interest margin	2.88		2.86		3.12		2	bps	(26	) bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.28%		0.45%		0.70%		(17	) bps	(25	) bps
10-year U.S. Treasury note—average rate	1.80		2.78		3.21		(98	) bps	(43	) bps
10-year vs. two-year spread	152	bps	233	bps	251	bps

(1)	Interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $542 million, $520 million, and $519 million for 2012, 2011 and 2010, respectively.
(2)	Interest expense includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $51 million, $5 million and $0 million for 2012, 2011 and 2010, respectively.
(3)	Excludes expenses associated with certain hybrid financial instruments. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

     A significant portion of Citi’s business activities are based upon gathering deposits and borrowing money and then lending or investing those funds, or participating in market-making activities in tradable securities. Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.
     During 2012, Citi’s NIM remained relatively stable as compared to the prior year at 288 basis points. Citi continued to experience pressure on its loan and investment portfolio yields reflecting the low rate environment. In aggregate, this pressure negatively impacted NIM by approximately 17 basis points in 2012 versus the prior year. Ongoing pressure from the low rate environment was offset by the pay-downs of higher-cost long-term debt and redemptions of trust preferred securities during the year, which positively impacted NIM by approximately 10 basis points in 2012. In addition, as discussed under “Capital Resources and Liquidity—Funding and Liquidity” above, during 2012, Citi reduced its deposit funding costs, partially through increasing the share of non-interest bearing deposits, which contributed approximately 10 basis points of NIM benefit in 2012. Decreased deposit costs and lower outstanding long-term debt, as well as an increase in Citi’s trading book portfolio yields, contributed to the increase in NIM quarter-over-quarter.
     Absent any significant changes or events, Citi expects its NIM will likely continue to reflect the pressure of a low interest rate environment and subsequent changes in its portfolios, including its trading book portfolio, although continued improvement in Citi’s cost of funds and lower levels of outstanding long-term debt will both continue to positively impact NIM. As such, Citi currently believes that its 2013 NIM should be relatively stable to its full-year 2012 level, with some quarterly fluctuations.

AVERAGE BALANCES AND INTEREST RATES—ASSETS (1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	2012	2011	2010	2012	2011	2010	2012	2011	2010
Assets
Deposits with banks (5)	$157,997	$169,688	$166,120	$1,269	$1,750	$1,252	0.80%	1.03%	0.75%
Federal funds sold and securities borrowed or
purchased under agreements to resell (6)
In U.S. offices	$156,837	$158,154	$162,799	$1,471	$1,487	$1,774	0.94%	0.94%	1.09%
In offices outside the U.S. (5)	120,400	116,681	86,926	1,947	2,144	1,382	1.62	1.84	1.59
Total	$277,237	$274,835	$249,725	$3,418	$3,631	$3,156	1.23%	1.32%	1.26%
Trading account assets (7)(8)
In U.S. offices	$124,633	$122,234	$128,443	$3,899	$4,270	$4,352	3.13%	3.49%	3.39%
In offices outside the U.S. (5)	126,203	147,417	151,717	3,077	4,033	3,819	2.44	2.74	2.52
Total	$250,836	$269,651	$280,160	$6,976	$8,303	$8,171	2.78%	3.08%	2.92%
Investments
In U.S. offices
Taxable	$169,307	$170,196	$169,218	$2,880	$3,313	$4,806	1.70%	1.95%	2.84%
Exempt from U.S. income tax	16,405	13,592	14,876	816	922	918	4.97	6.78	6.17
In offices outside the U.S. (5)	114,549	122,298	136,713	4,156	4,478	5,678	3.63	3.66	4.15
Total	$300,261	$306,086	$320,807	$7,852	$8,713	$11,402	2.62%	2.85%	3.55%
Loans (net of unearned income) (9)
In U.S. offices	$359,794	$369,656	$430,685	$27,077	$29,111	$34,773	7.53%	7.88%	8.07%
In offices outside the U.S. (5)	289,371	274,035	255,168	21,508	21,180	20,312	7.43	7.73	7.96
Total	$649,165	$643,691	$685,853	$48,585	$50,291	$55,085	7.48%	7.81%	8.03%
Other interest-earning assets	$40,766	$49,467	$50,936	$580	$513	$735	1.42%	1.04%	1.44%
Total interest-earning assets	$1,676,262	$1,713,418	$1,753,601	$68,680	$73,201	$79,801	4.10%	4.27%	4.55%
Non-interest-earning assets (7)	$234,437	$238,550	$225,271
Total assets from discontinued operations	—	668	18,989
Total assets	$1,910,699	$1,952,636	$1,997,861

(1)	Interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $542 million, $520 million, and $519 million for 2012, 2011 and 2010, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 3 to the Consolidated Financial Statements.
(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(6)	Average volumes of securities borrowed or purchased under agreements to resell are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest revenue excludes the impact of FIN 41 (ASC 210-20-45).
(7)	The fair value carrying amounts of derivative contracts are reported in Non-interest-earning assets and Other non-interest-bearing liabilities.
(8)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(9)	Includes cash-basis loans.

AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY,
AND NET INTEREST REVENUE (1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	2012	2011	2010	2012	2011	2010	2012	2011	2010
Liabilities
Deposits
In U.S. offices (5)	$233,100	222,796	235,549	$1,954	$2,171	$2,284	0.84%	0.97	0.97
In offices outside the U.S. (6)	488,166	485,101	483,796	5,659	6,385	6,087	1.16	1.32	1.26
Total	$721,266	$707,897	$719,345	$7,613	$8,556	$8,371	1.06%	1.21%	1.16%
Federal funds purchased and securities loaned
or sold under agreements to repurchase (7)
In U.S. offices	$121,843	$120,039	$123,425	$852	$776	$797	0.70%	0.65%	0.65%
In offices outside the U.S. (6)	101,928	99,848	88,892	1,965	2,421	2,011	1.93	2.42	2.26
Total	$223,771	$219,887	$212,317	$2,817	$3,197	$2,808	1.26%	1.45%	1.32%
Trading account liabilities (8)(9)
In U.S. offices	$29,486	$37,279	$36,115	$116	$266	$283	0.39%	0.71%	0.78%
In offices outside the U.S. (6)	44,639	49,162	43,501	74	142	96	0.17	0.29	0.22
Total	$74,125	$86,441	$79,616	$190	$408	$379	0.26%	0.47%	0.48%
Short-term borrowings
In U.S. offices	$78,747	$87,472	$119,262	$203	$139	$674	0.26%	0.16%	0.57%
In offices outside the U.S. (6)	31,897	39,052	35,533	524	511	243	1.64	1.31	0.68
Total	$110,644	$126,524	$154,795	$727	$650	$917	0.66%	0.51%	0.59%
Long-term debt (10)
In U.S. offices	$255,093	$325,709	$370,819	$8,845	$10,697	$11,757	3.47%	3.28%	3.17%
In offices outside the U.S. (6)	14,603	17,970	22,176	292	721	864	2.00	4.01	3.90
Total	$269,696	$343,679	$392,995	$9,137	$11,418	$12,621	3.39%	3.32%	3.21%
Total interest-bearing liabilities	$1,399,502	$1,484,428	$1,559,068	$20,484	$24,229	$25,096	1.46%	1.63%	1.61%
Demand deposits in U.S. offices	$13,170	$16,410	$16,117
Other non-interest-bearing liabilities (8)	311,529	275,408	245,481
Total liabilities from discontinued operations	—	10	18,410
Total liabilities	$1,724,201	$1,776,256	$1,839,076
Citigroup stockholders’ equity (11)	$184,592	$174,351	$156,478
Noncontrolling interest	1,906	2,029	2,307
Total equity (11)	$186,498	$176,380	$158,785
Total liabilities and stockholders’ equity	$1,910,699	$1,952,636	$1,997,861
Net interest revenue as a percentage of average
interest-earning assets (12)
In U.S. offices	$941,367	$971,792	$1,044,486	$24,800	$25,723	$30,928	2.63%	2.65%	2.96%
In offices outside the U.S. (6)	734,895	741,626	709,115	23,396	23,249	23,777	3.18	3.13	3.35
Total	$1,676,262	$1,713,418	$1,753,601	$48,196	$48,972	$54,705	2.88%	2.86%	3.12%

(1)	Interest expense includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $51 million, $5 million and $0 million for 2012, 2011 and 2010, respectively.
(2)	Interest rates and amounts include the effects of risk management activities associated with the respective asset and liability categories.
(3)	Monthly or quarterly averages have been used by certain subsidiaries where daily averages are unavailable.
(4)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 3 to the Consolidated Financial Statements.
(5)	Consists of other time deposits and savings deposits. Savings deposits are made up of insured money market accounts, NOW accounts, and other savings deposits. The interest expense on savings deposits includes FDIC deposit insurance fees and charges.
(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(7)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest expense excludes the impact of FIN 41 (ASC 210-20-45).
(8)	The fair value carrying amounts of derivative contracts are reported in Non-interest-earning assets and Other non-interest-bearing liabilities.
(9)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(10)	Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as these obligations are accounted for in changes in fair value recorded in Principal transactions.
(11)	Includes stockholders’ equity from discontinued operations.
(12)	Includes allocations for capital and funding costs based on the location of the asset.

ANALYSIS OF CHANGES IN INTEREST REVENUE (1)(2)(3)

	2012 vs. 2011			2011 vs. 2010
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:
	Average	Average	Net	Average	Average	Net
In millions of dollars	volume	rate	change	volume	rate	change
Deposits with banks (4)	$(114)	$(367)	$(481)	$27	$471	$498
Federal funds sold and securities borrowed or
purchased under agreements to resell
In U.S. offices	$(12)	$(4)	$(16)	$(49)	$(238)	$(287)
In offices outside the U.S. (4)	67	(264)	(197)	524	238	762
Total	$55	$(268)	$(213)	$475	$—	$475
Trading account assets (5)
In U.S. offices	$82	$(453)	$(371)	$(214)	$132	$(82)
In offices outside the U.S. (4)	(544)	(412)	(956)	(111)	325	214
Total	$(462)	$(865)	$(1,327)	$(325)	$457	$132
Investments (1)
In U.S. offices	$44	$(583)	$(539)	$(9)	$(1,480)	$(1,489)
In offices outside the U.S. (4)	(281)	(41)	(322)	(565)	(635)	(1,200)
Total	$(237)	$(624)	$(861)	$(574)	$(2,115)	$(2,689)
Loans (net of unearned income) (6)
In U.S. offices	$(764)	$(1,270)	$(2,034)	$(4,824)	$(838)	$(5,662)
In offices outside the U.S. (4)	1,158	(830)	328	1,471	(603)	868
Total	$394	$(2,100)	$(1,706)	$(3,353)	$(1,441)	$(4,794)
Other interest-earning assets	$(101)	$168	$67	$(21)	$(201)	$(222)
Total interest revenue	$(465)	$(4,056)	$(4,521)	$(3,771)	$(2,829)	$(6,600)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 3 to the Consolidated Financial Statements.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.
(6)	Includes cash-basis loans.

ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE (1)(2)(3)

	2012 vs. 2011			2011 vs. 2010
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:
	Average	Average	Net	Average	Average	Net
In millions of dollars	volume	rate	change	volume	rate	change
Deposits
In U.S. offices	$97	$(314)	$(217)	$(124)	$11	$(113)
In offices outside the U.S. (4)	40	(766)	(726)	16	282	298
Total	$137	$(1,080)	$(943)	$(108)	$293	$185
Federal funds purchased and securities loaned
or sold under agreements to repurchase
In U.S. offices	$12	$64	$76	$(22)	$1	$(21)
In offices outside the U.S. (4)	49	(505)	(456)	259	151	410
Total	$61	$(441)	$(380)	$237	$152	$389
Trading account liabilities (5)
In U.S. offices	$(48)	$(102)	$(150)	$9	$(26)	$(17)
In offices outside the U.S. (4)	(12)	(56)	(68)	14	32	46
Total	$(60)	$(158)	$(218)	$23	$6	$29
Short-term borrowings
In U.S. offices	$(15)	$79	$64	$(145)	$(390)	$(535)
In offices outside the U.S. (4)	(104)	117	13	26	242	268
Total	$(119)	$196	$77	$(119)	$(148)	$(267)
Long-term debt
In U.S. offices	$(2,422)	$570	$(1,852)	$(1,470)	$410	$(1,060)
In offices outside the U.S. (4)	(117)	(312)	(429)	(168)	25	(143)
Total	$(2,539)	$258	$(2,281)	$(1,638)	$435	$(1,203)
Total interest expense	$(2,520)	$(1,225)	$(3,745)	$(1,605)	$738	$(867)
Net interest revenue	$2,055	$(2,831)	$(776)	$(2,166)	$(3,567)	$(5,733)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.
(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.
(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 3 to the Consolidated Financial Statements.
(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.
(5)	Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

OPERATIONAL RISK

Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems or human factors, or from external events. It includes the reputation and franchise risk associated with business practices or market conduct in which Citi is involved. Operational risk is inherent in Citigroup’s global business activities, as well as its internal processes that support those business activities, and can result in losses arising from events related to the following, among others:

  fraud, theft and unauthorized activities;
  employment practices and workplace environment;
  clients, products and business practices;
  physical assets and infrastructure; and
  execution, delivery and process management.

Operational Risk Management
Citi’s operational risk is managed through an overall framework designed to balance strong corporate oversight with well-defined independent risk management. This framework includes:

  recognized ownership of the risk by the businesses;
  oversight by Citi’s independent risk management and control functions; and
  independent assessment by Citi’s Internal Audit function.

     The goal is to keep operational risk at appropriate levels relative to the characteristics of Citigroup’s businesses, the markets in which it operates, its capital and liquidity, and the competitive, economic and regulatory environment.
     To monitor, mitigate and control operational risk, Citigroup maintains a system of policies and has established a consistent framework for assessing and communicating operational risks and the overall effectiveness of the internal control environment across Citigroup. As part of this framework, Citi has established a “Manager’s Control Assessment” program to help managers self-assess key operational risks and controls and identify and address weaknesses in the design and/or effectiveness of internal controls that mitigate significant operational risks.
     As noted above, each major business segment must implement an operational risk process consistent with the requirements of this framework. The process for operational risk management includes the following steps:

  identify and assess key operational risks;
  design controls to mitigate identified risks;
  establish key risk and control indicators;
  implement a process for early problem recognition and timely escalation;
  produce a comprehensive operational risk report; and
  ensure that sufficient resources are available to actively improve the operational risk environment and mitigate emerging risks.

     As new products and business activities are developed, processes are designed, modified or sourced through alternative means and operational risks are considered.
     An Operational Risk Council provides oversight for operational risk across Citigroup. The Council’s membership includes senior members of Citi’s Franchise Risk and Strategy group and the Chief Risk Officer’s organization covering multiple dimensions of risk management, with representatives of the Business and Regional Chief Risk Officers’ organizations. The Council’s focus is on identification and mitigation of operational risk and related incidents. The Council works with the business segments and the control functions (e.g., Compliance, Finance, Human Resources and Legal) with the objective of ensuring a transparent, consistent and comprehensive framework for managing operational risk globally.
     In addition, Enterprise Risk Management, within Citi’s independent risk management, proactively assists the businesses, operations and technology and the other independent control groups in enhancing the effectiveness of controls and managing operational risks across products, business lines and regions.

Operational Risk Measurement and Stress Testing
As noted above, information about the businesses’ operational risk, historical operational risk losses and the control environment is reported by each major business segment and functional area and is summarized and reported to senior management, as well as to the Audit Committee of Citi’s Board of Directors.
     Operational risk is measured and assessed through risk capital (see “Managing Global Risk—Risk Capital” above). The approach to capital modeling is designed to be generally consistent with Basel II advanced measurement approaches standards (see “Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards” above). Projected operational risk losses under stress scenarios are also required as part of the Federal Reserve Board’s CCAR process.

COUNTRY AND CROSS-BORDER RISK

COUNTRY RISK

Overview
Country risk is the risk that an event in a country (precipitated by developments within or external to a country) could directly or indirectly impair the value of Citi’s franchise or adversely affect the ability of obligors within that country to honor their obligations to Citi, any of which could negatively impact Citi’s results of operations or financial condition. Country risk events could include sovereign volatility or defaults, banking failures or defaults, redenomination events (which could be accompanied by a revaluation (either devaluation or appreciation) of the affected currency), currency crises, foreign exchange and/or capital controls and/or political events and instability. Country risk events could result in mandatory loan loss and other reserve requirements imposed by U.S. regulators due to a particular country’s economic situation. See also “Risk Factors—Market and Economic Risks” above.
     Citi has instituted a risk management process to monitor, evaluate and manage the principal risks it assumes in conducting its activities, which include the credit, market and operations risks associated with Citi’s country risk exposures. The risk management organization is structured to facilitate the management of risk across three dimensions: businesses, regions and critical products. The Chief Risk Officer monitors and controls major risk exposures and concentrations across the organization, and subjects those risks to alternative stress scenarios in order to assess the potential economic impact they may have on Citi. Citi’s independent risk management, working with input from the businesses and finance, provides periodic updates to senior management on significant potential areas of concern across Citi that can arise from risk concentrations, financial market participants and other systemic issues including, for example, Eurozone debt issues and other developments in the European Monetary Union (EMU). These areas of focus are intended to be forward-looking assessments of the potential economic impacts to Citi that may arise from these exposures. For a discussion of Citi’s risk management policies and practices generally, see “Managing Global Risk—Risk Management—Overview” above.
     While Citi continues to work to mitigate its exposures to potential country risk events, the impact of any such event is highly uncertain and will be based on the specific facts and circumstances. As a result, there can be no assurance that the various steps Citi has taken to protect its businesses, results of operations and financial condition against these events will be sufficient. In addition, there could be negative impacts to Citi’s businesses, results of operations or financial condition that are currently unknown to Citi and thus cannot be mitigated as part of its ongoing contingency planning.

     Several European countries, including Greece, Ireland, Italy, Portugal, Spain (GIIPS) and France, have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Moreover, the ongoing Eurozone debt and economic crisis and other developments in the EMU could lead to the withdrawal of one or more countries from the EMU or a partial or complete break-up of the EMU. Given investor interest in this area, the narrative and tables below set forth certain information regarding Citi’s country risk exposures on these topics as of December 31, 2012.

Credit Risk
Generally, credit risk measures Citi’s net exposure to a credit or market risk event. Citi’s credit risk reporting is based on Citi’s internal risk management measures and systems. The country designation in Citi’s internal risk management systems is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, sociopolitical or legal risks. As a result, Citi’s reported credit risk exposures in a particular country may include exposures to subsidiaries within the client relationship that are actually domiciled outside of the country (e.g., Citi’s Greece credit risk exposures may include loans, derivatives and other exposures to a U.K. subsidiary of a Greece-based corporation).
     Citi believes that the risk of loss associated with the exposures set forth below, which are based on Citi’s internal risk management measures and systems, is likely materially lower than the exposure amounts disclosed below and is sized appropriately relative to its franchise in these countries. In addition, the sovereign entities of the countries disclosed below, as well as the financial institutions and corporations domiciled in these countries, are important clients in the global Citi franchise. Citi fully expects to maintain its presence in these markets to service all of its global customers. As such, Citi’s credit risk exposure in these countries may vary over time based on its franchise, client needs and transaction structures.

Sovereign, Financial Institution and Corporate Exposures

In billions of U.S. dollars as of December 31, 2012	GIIPS (1)	Greece	Ireland	Italy	Portugal	Spain	France
Funded loans, before reserves (2)	$8.0	$1.1	$0.3	$1.8	$0.3	$4.5	$5.4
Derivative counterparty mark-to-market, inclusive of CVA (3)	13.6	0.6	0.5	9.6	0.2	2.6	6.0
Gross funded credit exposure	$21.6	$1.7	$0.8	$11.4	$0.5	$7.1	$11.5
Less: margin and collateral (4)	$(5.5)	$(0.3)	$(0.3)	$(1.2)	$(0.1)	$(3.5)	$(5.0)
Less: purchased credit protection (5)	(10.1)	(0.3)	(0.0)	(7.6)	(0.2)	(2.0)	(2.6)
Net current funded credit exposure	$6.0	$1.2	$0.5	$2.6	$0.2	$1.5	$3.9
Net trading exposure	$2.6	$0.0	$(0.0)	$1.4	$0.1	$1.1	$(0.2)
AFS exposure	0.3	0.0	0.0	0.2	0.0	0.0	0.3
Net trading and AFS exposure	$2.9	$0.0	$(0.0)	$1.6	$0.1	$1.2	$0.1
Net current funded exposure	$8.9	$1.2	$0.5	$4.2	$0.3	$2.7	$4.0
Additional collateral received, not reducing amounts above	$(2.1)	$(0.9)	$(0.2)	$(0.6)	$(0.0)	$(0.4)	$(4.0)

Net current funded credit exposure detail
Sovereigns	$1.1	$0.2	$0.0	$1.1	$0.0	$(0.3)	$0.0
Financial institutions	0.8	0.0	0.0	0.2	0.0	0.6	1.9
Corporations	4.1	1.0	0.5	1.3	0.1	1.2	2.0
Net current funded credit exposure	$6.0	$1.2	$0.5	$2.6	$0.2	$1.5	$3.9

Net unfunded commitments (6)
Sovereigns	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.1
Financial institutions	0.4	0.0	0.0	0.1	0.0	0.3	3.2
Corporations, net	6.9	0.8	0.5	3.0	0.2	2.3	11.2
Total net unfunded commitments	$7.3	$0.8	$0.5	$3.1	$0.2	$2.6	$14.4

Note:	Totals may not sum due to rounding. The exposures in the table above do not include retail, small business and Citi Private Bank exposures in the GIIPS. See “GIIPS—Retail, Small Business and Citi Private Bank” below. Retail, small business and Citi Private Bank exposure in France was not material as of December 31, 2012. Citi has exposures to obligors located within the GIIPS and France that are not included in the table above because Citi’s internal risk management systems determine that the client relationship, taken as a whole, is not in GIIPS or France (e.g., a funded loan to a Greece subsidiary of a Switzerland-based corporation). However, the total amount of such exposures was less than $1.3 billion of funded loans and $1.8 billion of unfunded commitments across the GIIPS and in France as of December 31, 2012.
(1)	Greece, Ireland, Italy, Portugal and Spain.
(2)	As of December 31, 2012, Citi held $0.3 billion and $0.1 billion in reserves against these loans in the GIIPS and France, respectively.
(3)	Includes the net credit exposure arising from secured financing transactions, such as repurchase agreements and reverse repurchase agreements. See “Secured Financing Transactions” below.
(4)	For derivatives and loans, includes margin and collateral posted under legally enforceable margin agreements. Does not include collateral received on secured financing transactions.
(5)	Credit protection purchased primarily from investment grade, global financial institutions predominantly outside of the GIIPS and France. See “Credit Default Swaps” below.
(6)	Unfunded commitments net of approximately $0.7 billion and $1.2 billion of purchased credit protection as of December 31, 2012 on unfunded commitments in the GIIPS and France, respectively.

GIIPS

Sovereign, Financial Institution and Corporate Exposures
As noted in the table above, Citi’s gross funded credit exposure to sovereign entities, financial institutions and multinational and local corporations designated in the GIIPS under Citi’s risk management systems was $21.6 billion at December 31, 2012, compared to $21.3 billion at September 30, 2012. This $21.6 billion of gross funded credit exposure at December 31, 2012 was made up of $8.0 billion in gross funded loans, before reserves (compared to $8.4 billion at September 30, 2012), and $13.6 billion in derivative counterparty mark-to-market exposure, inclusive of CVA (compared to $13.0 billion at September 30, 2012). The increase in derivative counterparty mark-to-market exposure quarter-over-quarter was primarily due to an increase in exposure in Italy due to market movements.
     Further, as of December 31, 2012, Citi’s net current funded exposure to sovereigns, financial institutions and corporations designated in the GIIPS under Citi’s risk management systems was $8.9 billion, compared to $9.5 billion at September 30, 2012, reflecting a decrease in net current funded credit exposure partially offset by an increase in net trading and AFS exposure, each as discussed below.

Net Trading and AFS Exposure—$2.9 billion
Included in the net current funded exposure at December 31, 2012 was a net position of $2.9 billion in securities and derivatives with GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity. This compared to $2.0 billion of net trading and AFS exposures as of September 30, 2012. These securities and derivatives are marked to market daily. Citi’s trading exposure levels vary as it maintains inventory consistent with customer needs.
     Included within the net position of $2.9 billion as of December 31, 2012 was a net position of $(0.1) billion of indexed and tranched credit derivatives (compared to a net position of $(0.05) billion at September 30, 2012).

Net Current Funded Credit Exposure—$6.0 billion
As of December 31, 2012, Citi’s net current funded credit exposure to GIIPS sovereigns, financial institutions and corporations was $6.0 billion, the majority of which was to corporations designated in the GIIPS. This compared to $7.4 billion as of September 30, 2012. The decrease in Citi’s net current funded credit exposure quarter-over-quarter was due to an increase in margin and collateral netted against Citi’s gross funded credit exposure in the GIIPS, as discussed below.
     Consistent with its internal risk management measures and as set forth in the table above, Citi’s gross funded credit exposure as of December 31, 2012 has been reduced by $5.5 billion of margin and collateral posted under legally enforceable margin agreements, compared to $3.8 billion as of September 30, 2012. The quarter-over-quarter increase in margin and collateral netted against Citi’s gross funded credit exposure to the GIIPS was largely due to a reallocation of approximately $1.4 billion of non-GIIPS government bonds from “Additional collateral received, not reducing amounts above” to margin and collateral netted against Citi’s gross funded credit exposures as of December 31, 2012. The reallocation resulted from additional analysis of Citi’s collateral rights and the legal enforceability of those rights. As of December 31, 2012, the majority of Citi’s margin and collateral netted against its gross funded credit exposure to the GIIPS was in the form of cash, with the remainder in predominantly non-GIIPS securities, which are included at fair value.
     Gross funded credit exposure as of December 31, 2012 has also been reduced by $10.1 billion in purchased credit protection (flat to the September 30, 2012 amount), predominantly from financial institutions outside the GIIPS (see “Credit Default Swaps” below). Included within the $10.1 billion of purchased credit protection as of December 31, 2012 was $0.5 billion of indexed and tranched credit derivatives (compared to $0.9 billion at September 30, 2012) executed to hedge Citi’s exposure on funded loans and CVA on derivatives, a significant portion of which is reflected in Italy and Spain.
     Purchased credit protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to general counterparty credit risks, the credit protection may not fully cover all situations that may adversely affect the value of Citi’s exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.
     As of December 31, 2012, Citi also held $2.1 billion of collateral that has not been netted against its gross funded credit exposure to the GIIPS, a decrease from $3.6 billion at September 30, 2012. The quarter-over-quarter decrease was due to the reallocation of the non-GIIPS government bonds referenced above. Collateral received but not netted against Citi’s gross funded credit exposure in the GIIPS may take a variety of forms, including securities, receivables and physical assets, and is held under a variety of collateral arrangements.

Unfunded Commitments—$7.3 billion
As of December 31, 2012, Citi had $7.3 billion of unfunded commitments to GIIPS sovereigns, financial institutions and corporations, with $6.9 billion of this amount to corporations. This compared to $6.6 billion of unfunded commitments as of September 30, 2012, with $6.3 billion of such amount to corporations. As of December 31, 2012, net unfunded commitments in the GIIPS included approximately $5.2 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $2.0 billion of letters of credit (compared to $4.4 billion and $2.2 billion, respectively, at September 30, 2012).

Other Activities
In addition to the exposures described above, like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures.

Retail, Small Business and Citi Private Bank
As of December 31, 2012, Citi had approximately $6.2 billion of mostly locally funded accrual loans to retail, small business and Citi Private Bank customers in the GIIPS, the vast majority of which was in Citi Holdings. This compared to $6.3 billion as of September 30, 2012. Of the $6.2 billion, approximately (i) $3.8 billion consisted of retail and small business exposures in Spain of $2.7 billion and Greece of $1.1 billion, (ii) $1.5 billion related to held-to-maturity securitized retail assets (primarily mortgage-backed securities in Spain), and (iii) $0.8 billion related to Private Bank customers, substantially all in Spain. This compared to approximately (i) $4.0 billion of retail and small business exposures in Spain of $2.8 billion and Greece of $1.2 billion, (ii) $1.5 billion related to held-to-maturity securitized retail assets, and (iii) $0.8 billion related to Private Bank customers as of September 30, 2012.
     In addition, Citi had approximately $4.1 billion of unfunded commitments to GIIPS retail customers as of December 31, 2012, unchanged from September 30, 2012. Citi’s unfunded commitments to GIIPS retail customers, in the form of unused credit card lines, are generally cancellable upon the occurrence of significant credit events, including redenomination events.

France

Sovereign, Financial Institution and Corporate Exposures
Citi’s gross funded credit exposure to the sovereign entity of France, as well as financial institutions and multinational and local corporations designated in France under Citi’s risk management systems, was $11.5 billion at December 31, 2012, compared to $13.3 billion at September 30, 2012. This $11.5 billion of gross funded credit exposure at December 31, 2012 was made up of $5.4 billion in gross funded loans, before reserves (compared to $6.4 billion at September 30, 2012), and $6.0 billion in derivative counterparty mark-to-market exposure, inclusive of CVA (compared to $6.9 billion at September 30, 2012).
     Further, as of December 31, 2012, Citi’s net current funded exposure to the French sovereign and financial institutions and corporations designated in France under Citi’s risk management systems was $4.0 billion, compared to $3.6 billion at September 30, 2012.

Net Trading and AFS Exposure—$0.1 billion
Included in the net current funded exposure at December 31, 2012 was a net position of $0.1 billion in securities and derivatives with the French sovereign, financial institutions and corporations as the issuer or reference entity. This compared to a net position of $(0.5) billion of net trading and AFS exposures as of September 30, 2012. These securities and derivatives are marked to market daily. Citi’s trading exposure levels vary as it maintains inventory consistent with customer needs.
     Included within the net position of $0.1 billion as of December 2012 was a net position of $0.4 billion of indexed and tranched credit derivatives (compared to a net position of $0.03 billion at September 30, 2012).

Net Current Funded Credit Exposure—$3.9 billion
As of December 31, 2012, the net current funded credit exposure to the French sovereign, financial institutions and corporations was $3.9 billion. Of this amount, none was to the sovereign entity (compared to $0.8 billion at September 30, 2012), $1.9 billion was to financial institutions (compared to $2.1 billion at September 30, 2012) and $2.0 billion to corporations (compared to $1.1 billion at September 30, 2012).
     Consistent with its internal risk management measures and as set forth in the table above, Citi’s gross funded credit exposure has been reduced by $5.0 billion of margin and collateral posted under legally enforceable margin agreements (compared to $5.5 billion at September 30, 2012). As of December 31, 2012, the majority of Citi’s margin and collateral netted against its gross funded credit exposure to France was in the form of cash, with the remainder in predominantly non-French securities, which are included at fair value.
     Gross funded credit exposure as of December 31, 2012 has also been reduced by $2.6 billion in purchased credit protection (compared to $3.7 billion at September 30, 2012), predominantly from financial institutions outside France (see “Credit Default Swaps” below). Included within the $2.6 billion of purchased credit protection as of December 31, 2012 was $0.6 billion of indexed and tranched credit derivatives executed to hedge Citi’s exposure on funded loans and CVA on derivatives (compared to $1.4 billion at September 30, 2012).
     Purchased credit protection generally pays out only upon the occurrence of certain credit events with respect to the country or borrower covered by the protection, as determined by a committee composed of dealers and other market participants. In addition to general counterparty credit risks, the credit protection may not fully cover all situations that may adversely affect the value of Citi’s exposure and, accordingly, Citi could still experience losses despite the existence of the credit protection.
     As of December 31, 2012, Citi also held $4.0 billion of collateral that has not been netted against its gross funded credit exposure to France, an increase from $3.5 billion as of September 30, 2012. As described above, this collateral can take a variety of forms and is held under a variety of collateral arrangements.

Unfunded Commitments—$14.4 billion
As of December 31, 2012, Citi had $14.4 billion of unfunded commitments to the French sovereign, financial institutions and corporations, with $11.2 billion of this amount to corporations. This compared to $13.7 billion of unfunded commitments as of September 30, 2012, with $10.6 billion of such amount to corporations. As of December 31, 2012, net unfunded commitments in France included $11.7 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $2.7 billion of letters of credit (compared to $10.6 billion and $3.1 billion, respectively, as of September 30, 2012).

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
     The notional amount of credit protection purchased or sold on GIIPS and French underlying single reference entities as of December 31, 2012 is set forth in the table below. The net notional contract amounts, less mark-to-market adjustments, are included in “Net current funded exposure” in the table under “Sovereign, Financial Institution and Corporate Exposures” above, and appear in either “Net trading exposure” when part of a trading strategy or in “Purchased credit protection” when purchased as a hedge against a credit exposure.

CDS purchased or sold on underlying single reference entities in these countries
In billions of U.S. dollars as of December 31, 2012	GIIPS	Greece	Ireland	Italy	Portugal	Spain	France
Notional CDS contracts on underlying reference entities
Net purchased (1)	$(15.9)	$(0.5)	$(0.7)	$(10.6)	$(2.2)	$(5.9)	$(9.0)
Net sold (1)	6.1	0.4	0.7	3.0	2.1	3.9	6.0

Sovereign underlying reference entity
Net purchased (1)	(11.9)	—	(0.6)	(8.7)	(1.7)	(3.8)	(3.8)
Net sold (1)	4.7	—	0.6	2.0	1.6	3.3	4.0

Financial institution underlying reference entity
Net purchased (1)	(2.6)	(0.0)	(0.0)	(1.5)	(0.3)	(1.2)	(1.7)
Net sold (1)	2.2	0.0	0.0	1.4	0.3	1.0	1.4

Corporate underlying reference entity
Net purchased (1)	(3.9)	(0.5)	(0.2)	(2.0)	(0.7)	(1.9)	(5.4)
Net sold (1)	1.7	0.4	0.1	1.2	0.6	0.7	2.5
(1)	The summation of notional amounts for each GIIPS country does not equal the notional amount presented in the GIIPS total column in the table above, as additional netting is achieved at the agreement level with a specific counterparty across various GIIPS countries.

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

     The above table contains all net CDS purchased or sold on GIIPS and French underlying single reference entities, whether part of a trading strategy or as purchased credit protection. With respect to the $15.9 billion net purchased CDS contracts on underlying GIIPS reference entities, approximately 91% was purchased from non-GIIPS counterparties and 83% was purchased from investment grade counterparties as of December 31, 2012. With respect to the $9.0 billion net purchased CDS contracts on underlying French reference entities, approximately 97% was purchased from non-French counterparties and 93% was purchased from investment grade counterparties as of December 31, 2012.

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

     As shown in the table below, at December 31, 2012, Citi had loaned $13.0 billion in cash through secured financing transactions with GIIPS and French counterparties, usually through reverse repurchase agreements. This compared to $12.6 billion as of September 30, 2012. Against those loans, it held approximately $16.6 billion fair value of securities collateral. In addition, Citi held $1.2 billion in variation margin, most of which was in cash, against all secured financing transactions.
     Consistent with Citi’s risk management systems, secured financing transactions are included in the counterparty derivative mark-to-market exposure at their net credit exposure value, which is typically small or zero given the over-collateralized structure of these transactions.

In billions of dollars as of December 31, 2012	Cash financing out	Securities collateral in	(1)
Lending to GIIPS and French counterparties through secured financing transactions	$13.0	$16.6

(1)	Citi has also received approximately $1.2 billion in variation margin, predominantly cash, associated with secured financing transactions with these counterparties.

     Collateral taken in against secured financing transactions is generally high quality, marketable securities, consisting of government debt, corporate debt, or asset-backed securities. The table below sets forth the fair value of the securities collateral taken in by Citi against secured financing transactions as of December 31, 2012.

		Government	Municipal or Corporate	Asset-backed
In billions of dollars as of December 31, 2012	Total	bonds	bonds	bonds
Securities pledged by GIIPS and French counterparties in secured financing transaction lending (1)	$16.6	$2.9	$2.7	$11.0
Investment grade	$16.4	$2.7	$2.6	$11.0
Non-investment grade	0.2	0.1	0.1	0.0

(1)	Total includes approximately $3.1 billion in correlated risk collateral, predominantly French and Spanish sovereign debt pledged by French counterparties.

     Secured financing transactions can be short term or can extend beyond one year. In most cases, Citi has the right to call for additional margin daily, and can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. The table below sets forth the remaining transaction tenor for these transactions as of December 31, 2012.

	Remaining transaction tenor
In billions of dollars as of December 31, 2012	Total	<1 year	1-3 years	>3 years
Cash extended to GIIPS and French counterparties in secured financing transactions lending (1)	$13.0	$8.8	$2.6	$1.6

(1)	The longest remaining tenor trades mature November 2018.

Redenomination and Devaluation Risk
As referenced above, the ongoing Eurozone debt crisis and other developments in the European Monetary Union (EMU) could lead to the withdrawal of one or more countries from the EMU or a partial or complete break-up of the EMU. See also “Risk Factors—Market and Economic Risks.” If one or more countries were to leave the EMU, certain obligations relating to the exiting country could be redenominated from the Euro to a new country currency. While alternative scenarios could develop, redenomination could be accompanied by immediate devaluation of the new currency as compared to the Euro and the U.S. dollar.
     Citi, like other financial institutions with substantial operations in the EMU, is exposed to potential redenomination and devaluation risks arising from (i) Euro-denominated assets and/or liabilities located or held within the exiting country that are governed by local country law (“local exposures”), as well as (ii) other Euro-denominated assets and liabilities, such as loans, securitized products or derivatives, between entities outside of the exiting country and a client within the country that are governed by local country law (“offshore exposures”). However, the actual assets and liabilities that could be subject to redenomination and devaluation risk are subject to substantial legal and other uncertainty.
     Citi has been, and will continue to be, engaged in contingency planning for such events, particularly with respect to Greece, Ireland, Italy, Portugal and Spain. Generally, to the extent that Citi’s local and offshore assets are approximately equal to its liabilities within the exiting country, and assuming both assets and liabilities are symmetrically redenominated and devalued, Citi believes that its risk of loss as a result of a redenomination and devaluation event would not be material. However, to the extent its local and offshore assets and liabilities are not equal, or there is asymmetrical redenomination of assets versus liabilities, Citi could be exposed to losses in the event of a redenomination and devaluation. Moreover, a number of events that could accompany a redenomination and devaluation, including a drawdown of unfunded commitments or “deposit flight,” could exacerbate any mismatch of assets and liabilities within the exiting country.
     Citi’s redenomination and devaluation exposures to the GIIPS as of December 31, 2012 are not additive to its credit risk exposures to such countries as described under “Credit Risk” above. Rather, Citi’s credit risk exposures in the affected country would generally be reduced to the extent of any redenomination and devaluation of assets.

     As of December 31, 2012, Citi estimates that it had net asset exposure subject to redenomination and devaluation in Italy, principally relating to derivatives contracts. Citi also estimates that, as of such date, it had net asset exposure subject to redenomination and devaluation in Spain, principally related to offshore exposures related to held-to-maturity securitized retail assets (primarily mortgage-backed securities) and exposures to Private Bank customers (see “GIIPS—Retail, Small Business and Citi Private Bank” above). However, as of December 31, 2012, Citi’s estimated redenomination and devaluation exposure to Italy was less than Citi’s net current funded credit exposure to Italy (before purchased credit protection) as reflected under “Credit Risk” above. Further, as of December 31, 2012, Citi’s estimated redenomination and devaluation exposure to Spain was less than Citi’s net current funded credit exposure to Spain (before purchased credit protection), as reflected under “Credit Risk” above. As of December 31, 2012, Citi had a net liability position in each of Greece, Ireland and Portugal.
     As referenced above, Citi’s estimated redenomination and devaluation exposure does not include purchased credit protection. As described under “Credit Risk” above, Citi has purchased credit protection primarily from investment grade, global financial institutions predominantly outside of the GIIPS. To the extent the purchased credit protection is available in a redenomination/devaluation event, any redenomination/devaluation exposure could be reduced.
     Any estimates of redenomination/devaluation exposure are subject to ongoing review and necessarily involve numerous assumptions, including which assets and liabilities would be subject to redenomination in any given case, the availability of purchased credit protection and the extent of any utilization of unfunded commitments, each as referenced above. In addition, other events outside of Citi’s control—such as the extent of any deposit flight and devaluation, the imposition of exchange and/or capital controls, the requirement by U.S. regulators of mandatory loan loss and other reserve requirements or any required timing of functional currency changes and the accounting impact thereof —could further negatively impact Citi in such an event. Accordingly, in an actual redenomination and devaluation scenario, Citi’s exposures could vary considerably based on the specific facts and circumstances.

CROSS-BORDER RISK

Overview
Cross-border risk is the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency and/or the transfer of funds outside the country, among other risks, thereby impacting the ability of Citigroup and its customers to transact business across borders. Examples of cross-border risk include actions taken by foreign governments such as exchange controls and restrictions on the remittance of funds. These actions might restrict the transfer of funds or the ability of Citigroup to obtain payment from customers on their contractual obligations. Management of cross-border risk at Citi is performed through a formal review process that includes annual setting of cross-border limits and ongoing monitoring of cross-border exposures as well as monitoring of economic conditions globally through Citi’s independent risk management. See also “Risk Factors—Market and Economic Risks” above.

Methodology
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

The table below sets forth the countries where Citigroup’s total cross-border outstandings, as defined by FFIEC guidelines, exceeded 0.75% of total Citigroup assets as of December 31, 2012 and December 31, 2011:

	December 31, 2012											December 31, 2011
	Cross-Border Claims on Third Parties
							Investments
							in, and					Total
					Trading and		funding of	Total				cross-
					short-term		local	cross-border				border
In billions of U.S. dollars	Banks	Public	Private	Total	claims	(1)	franchises	outstandings	(2)	Commitments	(3)	outstandings	(2)	Commitments	(3)
United Kingdom	$25.2	$0.3	$25.6	$51.1	$45.2		$—	$51.1		$85.0		$42.1		$90.3
Germany	14.6	18.0	7.6	40.2	37.4		7.4	47.6		66.8		36.2		64.7
France	14.6	4.8	25.5	44.9	41.7		—	44.9		71.0		38.6		69.3
Cayman Islands	0.2	—	33.5	33.7	30.1		—	33.7		2.3		32.0		1.4
India	4.8	1.6	7.9	14.3	12.2		18.4	32.7		5.5		30.9		5.3
Netherlands (4)	6.9	3.0	13.7	23.6	18.1		2.2	25.8		24.9		18.3		24.8
Brazil	1.4	4.1	9.3	14.8	9.5		6.9	21.7		19.2		20.4		22.9
Italy (5)	2.0	15.2	1.9	19.1	18.2		0.3	19.4		49.8		11.4		37.0
Japan (6)	9.8	1.1	1.8	12.7	12.6		6.4	19.1		23.8		6.0		20.0
Switzerland (7)	2.6	2.7	3.8	9.1	7.2		9.9	19.0		18.7		8.6		18.9
Mexico	2.4	1.1	4.6	8.1	5.2		8.1	16.2		12.4		17.9		12.2
Korea	1.4	0.9	4.1	6.4	3.8		9.1	15.5		26.4		16.3		24.5
Australia (8)	3.3	1.7	3.5	8.5	5.6		6.8	15.3		25.9		7.2		26.4

(1)	Included in total cross-border claims on third parties.
(2)	Cross-border outstandings, as described above and as required by FFIEC guidelines, generally do not recognize the benefit of margin received or hedge positions and recognize offsetting exposures only for certain products and relationships. As a result, market volatility in interest rates, foreign exchange rates and credit spreads will cause the level of reported cross-border outstandings to increase, all else being equal.
(3)	Commitments (not included in total cross-border outstandings) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC. The FFIEC definition of commitments includes commitments to local residents to be funded with local currency liabilities originated within the country.
(4)	Total cross-border outstandings increased 41%, driven by a $2.1 billion increase in funding of local franchises, primarily in placements with banks, and a $2.6 billion increase in the private sector, primarily in AFS and trading securities.
(5)	Total cross-border outstandings increased 70%, driven by a $7.4 billion increase in the public sector, primarily in trading accounts and revaluation gains.
(6)	Total cross-border outstandings increased 218%, driven by a $7.7 billion increase in the bank sector, primarily in resale agreements, and a $5.2 billion increase in funding of local franchises, primarily in placements with banks.
(7)	Total cross-border outstandings increased 121%, driven by a $9.0 billion increase in funding of local franchises, primarily in placements with banks due to business liquidity strategy.
(8)	Total cross-border outstandings increased 115%, driven by a $7.0 billion increase in investments of local franchises, primarily in non-U.S. equity, consumer loans, commercial loans and revaluation gains booked as trading.

Differences Between Country Risk and Cross-Border Risk
As described in more detail in the sections above, there are significant differences between the reporting of country risk and cross-border risk. A general summary of the more significant differences is as follows:

  Country risk is the risk that an event within a country will impair the value of Citi’s franchise or adversely affect the ability of obligors within the country to honor their obligations to Citi. Country risk reporting in Citi’s internal risk management systems is based on the identification of the country where the client relationship, taken as a whole, is most directly exposed to the economic, financial, sociopolitical or legal risks. Generally, country risk includes the benefit of margin received as well as offsetting exposures and hedge positions. As such, country risk generally measures net exposure to a credit or market risk event.
  Cross-border risk, as defined by the FFIEC, focuses on the potential exposure if foreign governments take actions, such as enacting exchange controls, which prevent the conversion of local currency to non-local currency or restrict the remittance of funds outside the country. Unlike country risk, FFIEC cross-border risk measures exposure to the immediate obligors or counterparties domiciled in the given country or, if applicable, by the location of collateral or guarantors of the legally binding guarantees, generally without the benefit of margin received or hedge positions, and recognizes offsetting exposures only for certain products.

     The differences between the presentation of country risk and cross-border risk can be substantial, including the identification of the country of risk, as described above. In addition, some of the more significant differences by product are described below:

  For country risk, net derivative receivables are generally reported based on fair value, netting receivables and payables under the same legally binding netting agreement, and recognizing the benefit of margin received under legally enforceable margin agreements and any hedge positions in place. For cross-border risk, these items are also reported based on fair value and allow for netting of receivables and payables if a legally binding netting agreement is in place, but only with the same specific counterparty, and do not recognize the benefit of margin received or hedges in place.
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
  For country risk, loans are reported net of hedges and collateral pledged under legally enforceable margin agreements. For cross-border risk, loans are reported without taking hedges into account.
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

Argentina
Since 2011, the Argentine government has been tightening its foreign exchange controls. As a result, Citi’s access to U.S. dollars and other foreign currencies, which apply to capital repatriation efforts, certain operating expenses, and discretionary investments offshore, has become limited. In addition, beginning in January 2012, the Central Bank of Argentina increased its minimum capital requirements, which affects Citi’s ability to remit profits out of the country.
     As of December 31, 2012, Citi’s net investment in its Argentine operations was approximately $740 million, compared to $740 million as of December 31, 2011 and down from $800 million as of September 30, 2012. The decrease quarter-over-quarter was primarily the result of a dividend of approximately $65 million received by Citi in the fourth quarter of 2012. For the full year of 2012, Citi received dividends of $125 million.
     Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina, which continued to devalue its currency during the fourth quarter of 2012, from 4.70 Argentine pesos to one U.S. dollar at September 30, 2012 to 4.90 Argentine pesos to one U.S. dollar at December 31, 2012. It is generally expected that the devaluation of the Argentine peso could continue.
     The impact of devaluations of the Argentine peso on Citi’s net investment in Argentina is reported as a translation loss in stockholders’ equity offset, to the extent hedged, by:

  gains or losses recorded in stockholders’ equity on net investment hedges that have been designated as, and qualify for, hedge accounting under ASC 815 Derivatives and Hedging; and
  gains or losses recorded in earnings for its U.S. dollar denominated monetary assets or currency futures held in Argentina that do not qualify as net investment hedges under ASC 815.

     At December 31, 2012, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.04 billion (pretax), which were recorded in stockholders’ equity. The cumulative translation losses would not be reclassified into earnings unless realized upon sale or liquidation of Citi’s Argentine operations.
     While Citi currently uses the Argentine peso as the functional currency for its operations in Argentina, an increase in inflation resulting in a cumulative three-year inflation rate of 100% or more would result in a change in the functional currency to the U.S. dollar. Official inflation statistics published by INDEC, the Argentine government’s statistics institute, suggest an annual inflation rate of approximately 10% for each of the three years ended December 31, 2012, whereas private institutions, economists, and local labor unions calculate the inflation rate to be closer to 25% annually over the same period. Additionally, the International Monetary Fund (IMF) issued a declaration of censure against Argentina on February 1, 2013 in connection with its inaccurate inflation statistics and has called on Argentina to adopt remedial measures to address those inaccuracies. A change in the functional currency to the U.S. dollar would result in future devaluations of the Argentine peso being recorded in earnings for Citi’s Argentine peso-denominated assets and liabilities.
     As noted above, Citi hedges currency risk in its net investment in Argentina to the extent possible and prudent. Suitable hedging alternatives have become less available and more expensive and may not be available to offset any future currency devaluations that could occur. At December 31, 2012, Citi hedged approximately $200 million of its net investment using foreign currency forwards that are recorded as net investment hedges under ASC 815. This compared to approximately $230 million and $300 million as of December 31, 2011 and September 30, 2012, respectively. The decrease in the net investment hedge year-over-year and sequentially was driven by significantly increased hedging costs.
     In addition, as of December 31, 2012, Citi hedged foreign currency risk associated with its net investment by holding in its Argentine operations both U.S.-dollar-denominated net monetary assets of approximately $280 million (compared to $110 million and $200 million as of December 31, 2011 and September 30, 2012, respectively) and foreign currency futures with a notional value of approximately $170 million (compared to $100 million as of September 30, 2012), neither of which qualify as net investment hedges under ASC 815.
     The ongoing economic and political situation in Argentina could lead to further governmental intervention or regulatory restrictions on foreign investments in Argentina, including the potential redenomination of certain U.S.-dollar assets and liabilities into Argentine pesos, which could be accompanied by a devaluation of the Argentine peso. Any redenomination could occur at different rates (asymmetric redenomination) and/or rates other than the official foreign exchange rate. The U.S.-dollar assets and liabilities subject to redenomination, as well as any gains or losses resulting from redenomination, are subject to substantial uncertainty (see “Country Risk—Redenomination and Devaluation Risk” above for a general discussion of redenomination and devaluation risk). As of December 31, 2012, Citi had aggregate U.S.-dollar-denominated assets in Argentina of approximately $1.5 billion.

Venezuela
Since 2003, the Venezuelan government has enacted foreign exchange controls. Under these controls, the Venezuelan government’s Foreign Currency Administration Commission (CADIVI) purchases and sells foreign currency at an official foreign exchange rate fixed by the government (as of December 31, 2012, the official exchange rate was fixed at 4.3 bolivars to one U.S. dollar). These restrictions have limited Citi’s ability to obtain U.S. dollars in Venezuela at the official foreign currency rate. Citi has not been able to acquire U.S. dollars from CADIVI since 2008.
     Citi uses the official exchange rate to re-measure foreign currency transactions in the financial statements of its Venezuelan operations (which use the U.S. dollar as the functional currency) into U.S. dollars, as the official exchange rate is the only rate legally available in the country, despite the limited availability of U.S. dollars from CADIVI and although the official rate may not necessarily be reflective of economic reality. Re-measurement of Citi’s bolivar-denominated assets and liabilities due to change in the official exchange rate is recorded in earnings.
     At December 31, 2012, Citi’s net investment in Venezuela was approximately $340 million (compared to $250 million at December 31, 2011 and $300 million at September 30, 2012), which included net monetary assets denominated in Venezuelan bolivars of approximately $290 million (compared to $240 million at December 31, 2011 and $270 million at September 30, 2012).
     On February 8, 2013 the Venezuelan government devalued the official exchange rate from 4.3 bolivars per dollar to 6.3 bolivars per dollar. This devaluation resulted in a foreign exchange loss of approximately $100 million (pretax) on Citi Venezuela’s net bolivar-denominated assets that will be recorded in earnings in the first quarter of 2013. Subsequent to the devaluation, Citi’s net investment in Venezuela declined to approximately $240 million, and Citi’s net bolivar-denominated assets declined to approximately $190 million.

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

     Citi’s CVA methodology is composed of two steps. First, the exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point-in-time future cash flows that are subject to nonperformance risk, rather than using the current recognized net asset or liability as a basis to measure the CVA.
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
     The table below summarizes the CVA applied to the fair value of derivative instruments for the periods indicated:

	Credit valuation adjustment
	contra-liability (contra-asset)
	December 31,	December 31,
In millions of dollars	2012	2011
Non-monoline counterparties	$(2,971)	$(5,392)
Citigroup (own)	918	2,176
Total CVA—derivative instruments	$(2,053)	$(3,216)

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
     The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO debt for the periods indicated:

	Credit/debt valuation
	adjustment gain
	(loss)
In millions of dollars	2012	2011
Derivative counterparty CVA, excluding monolines	$805	$(830)
Derivative own-credit CVA	(1,126)	863
Total CVA—derivative instruments (1)	$(321)	$33
DVA related to own FVO debt	$(2,009)	$1,773
Total CVA and DVA excluding monolines	$(2,330)	$1,806
CVA related to monoline counterparties	2	179
Total CVA and DVA	$(2,328)	$1,985

(1)	Net of hedges

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
     Citi actively monitors its counterparty credit risk in credit derivative contracts. As of December 31, 2012 and December 31, 2011, approximately 96% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

     The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of December 31, 2012 and December 31, 2011:

December 31, 2012	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$34,189	$31,960	$914,542	$863,411
Broker-dealer	13,302	14,098	321,418	304,968
Monoline	5	—	141	—
Non-financial	210	164	4,022	3,241
Insurance and other financial institutions	6,671	6,486	194,166	174,874
Total by industry/counterparty	$54,377	$52,708	$1,434,289	$1,346,494
By instrument
Credit default swaps and options	$54,275	$51,316	$1,421,122	$1,345,162
Total return swaps and other	102	1,392	13,167	1,332
Total by instrument	$54,377	$52,708	$1,434,289	$1,346,494
By rating
Investment grade	$17,236	$16,252	$694,590	$637,343
Non-investment grade (1)	37,141	36,456	739,699	709,151
Total by rating	$54,377	$52,708	$1,434,289	$1,346,494
By maturity
Within 1 year	$4,826	$5,324	$311,202	$287,670
From 1 to 5 years	37,911	37,357	1,014,459	965,059
After 5 years	11,640	10,027	108,628	93,765
Total by maturity	$54,377	$52,708	$1,434,289	$1,346,494

December 31, 2011	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$57,175	$53,638	$981,085	$929,608
Broker-dealer	21,963	21,952	343,909	321,293
Monoline	10	—	238	—
Non-financial	95	130	1,797	1,048
Insurance and other financial institutions	11,611	9,132	185,861	142,579
Total by industry/counterparty	$90,854	$84,852	$1,512,890	$1,394,528
By instrument
Credit default swaps and options	$89,998	$83,419	$1,491,053	$1,393,082
Total return swaps and other	856	1,433	21,837	1,446
Total by instrument	$90,854	$84,852	$1,512,890	$1,394,528
By rating
Investment grade	$26,457	$23,846	$681,406	$611,447
Non-investment grade (1)	64,397	61,006	831,484	783,081
Total by rating	$90,854	$84,852	$1,512,890	$1,394,528
By maturity
Within 1 year	$5,707	$5,244	$281,373	$266,723
From 1 to 5 years	56,740	54,553	1,031,575	947,211
After 5 years	28,407	25,055	199,942	180,594
Total by maturity	$90,854	$84,852	$1,512,890	$1,394,528

(1)	Also includes not-rated credit derivative instruments.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Note 1 to the Consolidated Financial Statements contains a summary of Citigroup’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Business and Operational Risks”). Management has discussed each of these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Board of Directors. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements.

Valuations of Financial Instruments
Citigroup holds debt and equity securities, derivatives, retained interests in securitizations, investments in private equity and other financial instruments. In addition, Citi purchases securities under agreements to resell (reverse repos) and sells securities under agreements to repurchase (repos). Citigroup holds its investments, trading assets and liabilities, and resale and repurchase agreements on the Consolidated Balance Sheet to meet customer needs and to manage liquidity needs, interest rate risks and private equity investing.
     Substantially all of the assets and liabilities described in the preceding paragraph are reflected at fair value on Citi’s Consolidated Balance Sheet. In addition, certain loans, short-term borrowings, long-term debt and deposits as well as certain securities borrowed and loaned positions that are collateralized with cash are carried at fair value. Approximately 42.6% and 38.9% of total assets, and 16.0% and 15.0% of total liabilities, were accounted for at fair value as of December 31, 2012 and 2011, respectively.
     When available, Citi generally uses quoted market prices to determine fair value and classifies such items within Level 1 of the fair value hierarchy established under ASC 820-10, Fair Value Measurements and Disclosures (see Note 25 to the Consolidated Financial Statements). If quoted market prices are not available, fair value is based upon internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates and option volatilities. Where a model is internally developed and used to price a significant product, it is subject to validation and testing by Citi’s separate model verification group. Such models are often based on a discounted cash flow analysis. In addition, items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

     The credit crisis caused some markets to become illiquid, thus reducing the availability of certain observable data used by Citi’s valuation techniques. This illiquidity, in at least certain markets, continued through 2012. When or if liquidity returns to these markets, the valuations will revert to using the related observable inputs in verifying internally calculated values. For additional information on Citigroup’s fair value analysis, see Notes 25 and 26 to the Consolidated Financial Statements.

Recognition of Changes in Fair Value
Changes in the valuation of the trading assets and liabilities, as well as all other assets (excluding available-for-sale securities (AFS) and derivatives in qualifying cash flow hedging relationships) and liabilities carried at fair value, are recorded in the Consolidated Statement of Income. Changes in the valuation of AFS, other than write-offs and credit impairments, and the effective portion of changes in the valuation of derivatives in qualifying cash flow hedging relationships generally are recorded in Accumulated other comprehensive income (loss) (AOCI), which is a component of Stockholders’ equity on the Consolidated Balance Sheet. A full description of Citi’s policies and procedures relating to recognition of changes in fair value can be found in Notes 1, 25 and 26 to the Consolidated Financial Statements.

Evaluation of Other-than-Temporary Impairment
Citi conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. Under the guidance for debt securities, other-than-temporary impairment (OTTI) is recognized in earnings in the Consolidated Statement of Income for debt securities that Citi has an intent to sell or that Citi believes it is more-likely-than-not that it will be required to sell prior to recovery of the amortized cost basis. For those securities that Citi does not intend to sell nor expect to be required to sell, credit-related impairment is recognized in earnings, with the non-credit-related impairment recorded in AOCI.
     An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities, while such losses related to held-to-maturity (HTM) securities are not recorded, as these investments are carried at their amortized cost (less any OTTI). For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value amount of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.

     Regardless of the classification of the securities as AFS or HTM, Citi assesses each position with an unrealized loss for OTTI.
     Management assesses equity method investments with fair value less than carrying value for OTTI, as discussed in Note 15 to the Consolidated Financial Statements. For investments that management does not plan to sell prior to recovery of value, or Citi is not likely to be required to sell, various factors are considered in assessing OTTI. For investments that Citi plans to sell prior to recovery of value, or would likely be required to sell and there is no expectation that the fair value will recover prior to the expected sale date, the full impairment would be recognized in the Consolidated Statement of Income. The following paragraphs discuss Citi’s significant OTTI equity method investments during 2012.

Akbank
In March 2012, Citi decided to reduce its ownership interest in Akbank T.A.S., an equity investment in Turkey (Akbank), to below 10%. As of March 31, 2012, Citi held a 20% equity interest in Akbank, which it purchased in January 2007, accounted for as an equity method investment. As a result of its decision to sell its share holdings in Akbank, in the first quarter of 2012 Citi recorded an impairment charge related to its total investment in Akbank amounting to approximately $1.2 billion pretax ($763 million after-tax). This impairment charge was primarily driven by the recognition of all respective net investment foreign currency hedging and translation losses previously reflected in AOCI as well as a reduction in carrying value of the investment to reflect the market price of Akbank’s shares. The impairment charge was recorded in other-than-temporary impairment losses on investments in the Consolidated Statement of Income. During the second quarter of 2012, Citi sold a 10.1% stake in Akbank, resulting in a loss on sale of $424 million ($274 million after-tax), recorded within other revenue. As of December 31, 2012, the remaining 9.9% stake in Akbank is recorded within marketable equity securities available-for-sale.

MSSB
On September 17, 2012, Citi sold to Morgan Stanley a 14% interest (14% Interest) in MSSB to which Morgan Stanley exercised its purchase option on June 1, 2012. Morgan Stanley paid to Citi $1.89 billion in cash as the purchase price of the 14% Interest. The purchase price was based on an implied 100% valuation of MSSB of $13.5 billion, as agreed between Morgan Stanley and Citi pursuant to an agreement dated September 11, 2012 (for additional information, see Citi’s Form 8-K filed with the U.S. Securities and Exchange Commission on September 11, 2012 and “Citi Holdings—Brokerage and Asset Management” above). The related approximate $4.5 billion in deposits were transferred to Morgan Stanley at no premium, as agreed between the parties.
     In addition, Morgan Stanley has agreed, subject to obtaining regulatory approval, to purchase Citi’s remaining 35% interest in MSSB no later than June 1, 2015 at a purchase price of $4.725 billion, which is based on the same implied 100% valuation of MSSB of $13.5 billion.

     Prior to the September 2012 sale, Citi’s carrying value of its 49% interest in MSSB was approximately $11.3 billion. As a result of the agreement entered into with Morgan Stanley on September 11, 2012, Citi recorded a charge to net income in the third quarter of 2012 of approximately $2.9 billion after-tax ($4.7 billion pretax), consisting of (i) a charge recorded within Other revenue of approximately $800 million after-tax ($1.3 billion pretax), representing a loss on sale of the 14% Interest, and (ii) an other-than-temporary impairment of the carrying value of its remaining 35% interest in MSSB of approximately $2.1 billion after-tax ($3.4 billion pretax).
     As of December 31, 2012, Citi continues to account for its remaining 35% interest in MSSB under the equity method, with the carrying value capped at the agreed selling price of $4.725 billion.

CVA/DVA Methodology
ASC 820-10 requires that Citi’s own credit risk be considered in determining the market value of any Citi liability carried at fair value. These liabilities include derivative instruments as well as debt and other liabilities for which the fair value option has been elected. The credit valuation adjustment (CVA) is recognized on the Consolidated Balance Sheet as a reduction or increase in the associated derivative asset or liability to arrive at the fair value (carrying value) of the derivative asset or liability. The debt valuation adjustment (DVA) is recognized on the balance sheet as a reduction or increase in the associated fair value option debt liability to arrive at the fair value of the liability. For additional information, see “Fair Value Adjustments for Derivatives and Structured Debt” above.

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

Statistically Calculated Losses Inherent in the Classifiably Managed Portfolio for Performing and De Minimus Non-Performing Exposures.
The calculation is based upon: (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major credit rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2011, and internal data dating to the early 1970s on severity of losses in the event of default. Adjustments may be made to this data. Such adjustments include: (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio; and (ii) adjustments made for specifically known items, such as current environmental factors and credit trends.
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

Securitizations
Citigroup securitizes a number of different asset classes as a means of strengthening its balance sheet and accessing competitive financing rates in the market. Under these securitization programs, assets are transferred into a trust and used as collateral by the trust to obtain financing. The cash flows from assets in the trust service to the corresponding trust liabilities and equity interests. If the structure of the trust meets certain accounting guidelines, trust assets are treated as sold and are no longer reflected as assets of Citi. If these guidelines are not met, the assets continue to be recorded as Citi’s assets, with the financing activity recorded as liabilities on Citi’s Consolidated Balance Sheet.
     Citigroup also assists its clients in securitizing their financial assets and packages and securitizes financial assets purchased in the financial markets. Citi may also provide administrative, asset management, underwriting, liquidity facilities and/or other services to the resulting securitization entities and may continue to service some of these financial assets.

Goodwill
Citigroup has recorded on its Consolidated Balance Sheet goodwill of $25.7 billion (1.4% of assets) and $25.4 billion (1.4% of assets) at December 31, 2012 and December 31, 2011, respectively. Goodwill is tested for impairment annually on July 1. Citi is also required to test goodwill for impairment whenever events or circumstances make it more-likely-than-not that impairment may have occurred, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit, or a significant decline in Citi’s stock price. No goodwill impairment was recorded during 2010, 2011 and 2012.

     As discussed in Note 4 to the Consolidated Financial Statements, as of December 31, 2012, Citigroup consists of the following business segments: Global Consumer Banking, Institutional Clients Group, Corporate/Other and Citi Holdings. Goodwill impairment testing is performed at the level below the business segment (referred to as a reporting unit). Goodwill is allocated to Citi’s reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the allocated goodwill. Citi’s nine reporting units at December 31, 2012 were North America Regional Consumer Banking, EMEA Regional Consumer Banking, Asia Regional Consumer Banking, Latin America Regional Consumer Banking, Securities and Banking, Transaction Services, Brokerage and Asset Management, Local Consumer Lending—Cards and Local Consumer Lending—Other.
     Citi’s reporting unit structure in 2012 was the same as the reporting unit structure in 2011, although certain underlying businesses were transferred between certain reporting units in the first quarter of 2012. As of January 1, 2012, a substantial majority of the Citi retail services business previously included within the Local Consumer Lending—Cards reporting unit was transferred to North America—Regional Consumer Banking. In addition, certain small businesses included within the Local Consumer Lending—Cards reporting unit were transferred to Local Consumer Lending—Other. Additionally, an insurance business in El Salvador within Brokerage and Asset Management was transferred to Latin America Regional Consumer Banking. Goodwill affected by these transfers was reassigned from Local Consumer Lending—Cards and Brokerage and Asset Management, respectively, to those reporting units that received the businesses using a relative fair value approach. Subsequent to January 1, 2012, goodwill has been allocated to disposals and tested for impairment under the reporting unit structure reflecting these transfers. An interim goodwill impairment test was performed on the impacted reporting units as of January 1, 2012, resulting in no impairment.
     Under ASC 350, Intangibles—Goodwill and Other, the Company has an option to assess qualitative factors to determine if it is necessary to perform the goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the two-step goodwill impairment test.

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
     If required, the second step involves calculating the implied fair value of goodwill for each of the affected reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The implied fair value is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles. If the amount of goodwill allocated to the reporting unit exceeds the implied fair value of the goodwill in the pro forma purchase price allocation, an impairment charge is recorded for the excess. A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit and cannot subsequently be reversed even if the fair value of the reporting unit recovers.
     The carrying value used in both steps of the impairment test for each reporting unit is derived by allocating Citigroup’s total stockholders’ equity to each of Citi’s components (defined below) based on the risk capital assessed for each component. Refer to the “Risk Capital” section above for further discussion. The assigned carrying value of the nine reporting units, the Special Asset Pool and Corporate/Other (together the “components”) is equal to Citigroup’s total stockholders’ equity. In allocating Citigroup’s total stockholders’ equity to each component, the reported goodwill and intangibles associated with each reporting unit are specifically included in the carrying amount of the respective reporting units and the remaining stockholders’ equity is then allocated to each component based on the relative risk capital associated with each component.
     Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and/or the income approach (discounted cash flow (DCF) method). In applying these methodologies, Citi utilizes a number of factors, including actual operating results, future business plans, economic projections, and market data. Citi prepares a formal three-year strategic plan for its businesses on an annual basis. These projections incorporate certain external economic projections developed at the point in time the plan is developed. For the purpose of performing any impairment test, the most recent three-year forecast available is updated by Citi to reflect current economic conditions as of the testing date. Citi used the updated long-range financial forecasts as a basis for its annual goodwill impairment test on July 1, 2012.

     Management may engage an independent valuation specialist to assist in Citi’s valuation process. Citigroup engaged an independent valuation specialist in 2011 and 2012 to assist in Citi’s valuation for most of the reporting units employing both the market approach and DCF method. Citi believes that the DCF method, using management projections for the selected reporting units and an appropriate risk-adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. For the reporting units where both methods were utilized in 2011 and 2012, the resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.
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
     Citi performed its annual goodwill impairment test as of July 1, 2012. The results of the 2012 annual impairment test validated that the fair values exceeded the carrying values for the reporting units that had goodwill at the testing date. No interim goodwill impairment tests were required to be performed during 2012, outside of the test performed as of January 1, 2012, as discussed above.
     Since none of Citi’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s common stock price. The sum of the fair values of the reporting units at July 1, 2012 exceeded the overall market capitalization of Citi as of July 1, 2012. However, Citi believes that it was not meaningful to reconcile the sum of the fair values of its reporting units to its market capitalization due to several factors. The market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk or a business model that is perceived to be as complex.
     While no impairment was noted in step one of Citi’s Local Consumer Lending—Cards reporting unit impairment test as of July 1, 2012, goodwill present in the reporting unit may be particularly sensitive to further deterioration in economic conditions. Under the market approach for valuing this reporting unit, the key assumption is the price multiple. The selection of the multiple considers operating performance and financial condition such as return on equity and net income growth of Local Consumer Lending—Cards as compared to those of selected guideline companies. Among other factors, the level and expected growth in return on tangible equity relative to those of the guideline companies is considered. Since the guideline company prices used are on a minority interest basis, the selection of the multiple considers the guideline acquisition prices, which reflect control rights and privileges in arriving at a multiple that reflects an appropriate control premium.

     For the Local Consumer Lending—Cards valuation under the income approach, the assumptions used as the basis for the model include cash flows for the forecasted period, assumptions embedded in arriving at an estimation of the terminal year value and discount rate. The cash flows are estimated based on management’s most recent projections available as of the testing date, giving consideration to target equity capital requirements based on selected guideline companies for the reporting unit. In arriving at a terminal value for Local Consumer Lending—Cards, using 2015 as the terminal year, the assumptions used included a long-term growth rate. The discount rate used in the analysis is based on the reporting units’ estimated cost of equity capital computed under the capital asset pricing model.
     If the future were to differ adversely from management’s best estimate of key economic assumptions and associated cash flows were to decrease by a small margin, Citi could potentially experience future impairment charges with respect to the $111 million of goodwill remaining in its Local Consumer Lending—Cards reporting unit. Any such charge, by itself, would not negatively affect the Company’s regulatory capital ratios, tangible common equity (TCE) or liquidity position.
     See Note 18 to the Consolidated Financial Statements for additional information on goodwill, including the changes in the goodwill balance period-over-period and the reporting unit goodwill balances as of December 31, 2012.

Income Taxes

Overview
Citi is subject to the income tax laws of the U.S. and its states and local municipalities, and the foreign jurisdictions in which Citi operates. These tax laws are complex and are subject to differing interpretations by the taxpayer and the relevant governmental taxing authorities. Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon audit.
     In establishing a provision for income tax expense, Citi must make judgments and interpretations about the application of these inherently complex tax laws. Citi must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign. Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets (DTAs) are recognized subject to management’s judgment that realization is more-likely-than-not. See Note 10 to the Consolidated Financial Statements for a further discussion of Citi’s tax provision and related income tax assets and liabilities.

DTAs
At December 31, 2012, Citi had recorded net DTAs of $55.3 billion, an increase of $3.8 billion from $51.5 billion at December 31, 2011. The increase in total DTAs year-over-year was due, in large part, to the continued negative impact of Citi Holdings on U.S. taxable income, including the MSSB loss and other-than-temporary impairment in the third quarter of 2012. The following table summarizes Citi’s net DTAs balance at December 31, 2012 and 2011:

Jurisdiction/Component

	DTAs balance	DTAs balance
In billions of dollars	December 31, 2012	December 31, 2011
U.S. federal (1)
Consolidated tax return net operating
loss (NOL)	$—	$—
Consolidated tax return foreign tax
credit (FTC)	22.0	15.8
Consolidated tax return general
business credit (GBC)	2.6	2.1
Future tax deductions and credits	22.0	23.0
Other (2)	0.9	1.4
Total U.S. federal	$47.5	$42.3
State and local
New York NOLs	$1.3	$1.3
Other state NOLs	0.6	0.7
Future tax deductions	2.6	2.2
Total state and local	$4.5	$4.2
Foreign
APB 23 subsidiary NOLs	$0.2	$0.5
Non-APB 23 subsidiary NOLs	1.2	1.8
Future tax deductions	1.9	2.7
Total foreign	$3.3	$5.0
Total (3)	$55.3	$51.5

(1)	Included in the net U.S. federal DTAs of $47.5 billion at December 31, 2012 are deferred tax liabilities of $2 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.
(2)	Includes $0.8 billion and $1.2 billion for 2012 and 2011, respectively, of subsidiary tax carry-forwards that are expected to be utilized separately from Citigroup’s consolidated tax carry-forwards.
(3)	Approximately $40 billion of the total DTAs was deducted in calculating Citi’s Tier 1 Common and Tier 1 Capital as of December 31, 2012.

     While Citi’s net total DTAs increased year-over-year, the time remaining for utilization has shortened, given the passage of time, particularly with respect to the foreign tax credit (FTC) component of the DTAs (see discussion below). Realization of the DTAs will continue to be driven by Citi’s ability to generate U.S. taxable earnings in the carry-forward periods, including through actions that optimize Citi’s U.S. taxable earnings. Citi does not expect a significant reduction in the balance of its net DTAs during 2013.

     Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $55.3 billion at December 31, 2012 is more-likely-than-not based upon (i) expectations as to future taxable income in the jurisdictions in which the DTAs arise, and (ii) available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring, each as discussed further below. In general, Citi would need to generate approximately $112 billion of U.S. taxable income during the respective carry-forward periods, substantially all of which must be generated during the FTC carry-forward periods (as discussed below), to fully realize its U.S. federal, state and local DTAs.
     As referenced above, Citi has concluded that there are two components of positive evidence that support the full realizability of its DTAs. First, Citi forecasts sufficient U.S. taxable income in the carry-forward periods, exclusive of ASC 740 tax planning strategies, although Citi’s estimated future taxable income has decreased due to the ongoing challenging economic environment, which will continue to be subject to overall market and global economic conditions. Citi’s forecasted taxable income incorporates geographic business forecasts and taxable income adjustments to those forecasts (e.g., U.S. tax exempt income, loan loss reserves deductible for U.S. tax reporting in subsequent years), and actions intended to optimize its U.S. taxable earnings.
     Second, Citi has sufficient tax planning strategies available to it under ASC 740 that would be implemented, if necessary, to prevent a carry-forward from expiring. These strategies include repatriating low-taxed foreign source earnings for which an assertion that the earnings have been indefinitely reinvested has not been made, accelerating U.S. taxable income into, or deferring U.S. tax deductions out of, the latter years of the carry-forward period (e.g., selling appreciated intangible assets, electing straight-line depreciation), accelerating deductible temporary differences outside the U.S., and selling certain assets that produce tax-exempt income, while purchasing assets that produce fully taxable income. Also, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carry-forward periods.
     In addition, Citi monitors the level of its investments in foreign subsidiaries for which it has made an indefinite investment assertion under ASC 740 (see Note 10 to the Consolidated Financial Statements for information on the amount of such assertions as of December 31, 2012). Citi could decide to indefinitely reinvest a lesser amount of its future earnings in these foreign subsidiaries. Such a decision would increase Citi’s tax provision on these foreign subsidiary earnings to the higher U.S. tax rate and thus reduce Citi’s after-tax earnings.

     Based upon the foregoing discussion, Citi believes the U.S. federal and New York state and city NOL carry-forward period of 20 years provides enough time to fully utilize the DTAs pertaining to the existing NOL carry-forwards, as set forth in the table above, and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
     As noted in the table above, Citi’s FTC carry-forwards were $22.0 billion as of December 31, 2012, compared to $15.8 billion as of December 31, 2011. Over half of the FTC increase year-over-year was due to specific tax planning actions involving the payment of dividends from Citi’s foreign subsidiaries.
     The U.S. FTC carry-forward period is 10 years and represents the most time-sensitive component of Citi’s DTAs. The table below sets forth the expiration dates for Citi’s FTCs as of December 31, 2012 and 2011:

In billions of dollars
	Dec. 31,	Dec. 31,
Year of expiration	2012	2011
U.S. consolidated tax return FTC carry-forwards
2016	$0.4	$0.4
2017 (1)	6.6	4.9
2018	5.3	5.3
2019	1.3	1.3
2020	2.3	2.2
2021	1.9	1.7
2022	4.2	—
Total U.S. consolidated tax return FTC carry-forwards	$22.0	$15.8

(1)	Increase is due to the conclusion of Citi’s 2006–2008 U.S. federal tax audit.

     Utilization of FTCs in any year is restricted to 35% of foreign source taxable income in that year. However, overall domestic losses that Citi has incurred of approximately $63 billion as of December 31, 2012 are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years, and such resulting foreign source income would cover the FTCs being carried forward. As such, Citi believes the foreign source taxable income limitation will not be an impediment to the FTC carry-forward usage as long as Citi can generate sufficient domestic taxable income within the 10-year carry-forward period.
     Citi believes that it will generate sufficient U.S. taxable income within the 10-year carry-forward period referenced above to be able to fully utilize the FTC carry-forward, in addition to any FTC produced in such period.

First Quarter of 2013—Tax Benefit
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Among other provisions contained in the Act was a retroactive extension to the beginning of 2012 of the “active financing exception.” As a result of the enactment of this new tax law, Citigroup expects to have a tax benefit of approximately $45 million in the first quarter of 2013.
     For additional information on income taxes, see Note 10 to the Consolidated Financial Statements.

Litigation Accruals
See the discussion in Note 28 to the Consolidated Financial Statements for information regarding Citi’s policies on establishing accruals for legal and regulatory contingencies.

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
     Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
     Citi management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
     The effectiveness of Citi’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2012.

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
     Generally, forward-looking statements are not based on historical facts but instead represent Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.
     Such statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results and capital and other financial condition may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included throughout this Form 10-K and the factors and uncertainties listed and described under “Risk Factors” above and summarized below:

  the impact of the significant regulatory changes and uncertainties faced by Citi in the U.S. and non-U.S. jurisdictions in which it operates, and the possibility of additional regulatory requirements or changes beyond those already proposed, adopted or contemplated by U.S. or non-U.S. regulators;
  the uncertainty regarding the timing and implementation of future regulatory capital requirements, including the potential impact these requirements could have on Citi’s businesses, results of operations and financial condition, and Citi’s ability to meet the requirements as it projects or as required;
  the impact of derivatives regulation, including the “push-out” provision, under the Dodd-Frank Act, as well as other international derivatives regulations, on Citi’s competitiveness, compliance costs and risks and results of operations;
  the potential impact of the proposed restrictions of the “Volcker Rule” provisions under the Dodd-Frank Act on Citi’s market-making activities, the significant compliance costs and risks associated with those proposals, and the potential inconsistent regulatory regimes and increased compliance and other costs resulting from non-U.S. proposals;
  the potential impact to Citi’s business structures, activities and practices as a result of regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions;
  the potential impact to Citi and its businesses of additional regulations with respect to securitizations;
  the potential impact of the ongoing Eurozone debt and economic crisis, directly or indirectly, on Citi’s businesses, results of operations or financial condition, including the exit of one or more countries from the European Monetary Union;
  the uncertainty relating to the sustainability and pace of economic recovery in the U.S. and globally and the impact any continued uncertainty could have on Citi’s businesses results of operations and financial condition;
  any significant global economic downturn or disruption, including a significant decline in global trade volumes, on Citi’s businesses, results of operations and financial condition, particularly as compared to Citi’s competitors;
  the uncertainty regarding the level of U.S. government debt and potential downgrade of the U.S. government credit rating on Citi’s businesses, results of operations, capital, funding and liquidity;
  risks arising from Citi’s extensive operations outside of the U.S., particularly in emerging markets, including among others foreign exchange controls, limitations on foreign investments, sociopolitical instability, nationalization, closure of branches or subsidiaries and confiscation of assets, as well as increased compliance and regulatory risks and costs;
  the potential impact on Citi’s liquidity and/or costs of funding as a result of external factors, such as market disruptions and changes in Citi’s credit spreads;
  the potential impact on Citi’s funding and liquidity, as well as the results of operations for certain of its businesses, resulting from a reduction in Citi’s or its more significant subsidiaries’ credit ratings;
  the potential impact on Citi’s businesses, business practices, reputation, financial condition or results of operations from the extensive legal and regulatory proceedings, investigations and inquiries to which Citi is subject, including among others those related to Citi’s U.S. mortgage-related activities, interbank offered rates submissions and anti-money laundering programs;
  the impact of Citi Holdings on Citi’s results of operations, and its ability to utilize the capital supporting the remaining assets of Citi Holdings for more productive purposes;
  Citi’s ability to return capital to shareholders and the potential market impact if it is not able to do so, whether as a result of the CCAR process, required supervisory stress tests or otherwise;

  Citi’s ability to achieve its announced or anticipated expense reductions, including as a result of external factors outside of its control;
  Citi’s ability to utilize DTAs, including its ability to generate U.S. taxable earnings during the relevant carry-forward periods, particularly the FTC carry-forward periods;
  the potential impact on the value of Citi’s DTAs if U.S., state or foreign tax rates are reduced, or if other changes are made to the U.S. tax system, such as changes to the tax treatment of foreign business income;
  Citi’s failure to maintain its contractual relationships with various retailers and merchants within its U.S. credit card businesses in NA RCB, such as the Citi-AAdvantage card program, and the potential impact any such failure could have on the results of operations or financial condition of those businesses;
  the potential impact to Citi from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses;
  the potential impact on Citi’s performance, including its competitive position and ability to execute its strategy, if Citi is unable to hire or retain qualified employees;
  the possibility of incorrect assumptions or estimates in Citi’s financial statements, and the potential impact of regulatory changes to financial accounting and reporting standards on how Citi records and reports its financial condition and results of operations;
  the potential impact of changes in the method for determining LIBOR on the value of any LIBOR-linked debt securities and other financial obligations held or issued by Citi and on Citi’s results of operations or financial condition; and
  the effectiveness of Citi’s risk management and mitigation processes and strategies, including the effectiveness of its risk models.

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

We have audited Citigroup Inc. and subsidiaries’ (the “Company” or “Citigroup”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citigroup’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
March 1, 2013

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME	Citigroup Inc. and Subsidiaries
	Years Ended December 31,
In millions of dollars, except per share amounts	2012	2011	2010
Revenues
Interest revenue	$68,138	$72,681	$79,282
Interest expense	20,535	24,234	25,096
Net interest revenue	$47,603	$48,447	$54,186
Commissions and fees	$12,926	$12,850	$13,658
Principal transactions	4,781	7,234	7,517
Administration and other fiduciary fees	4,012	3,995	4,005
Realized gains (losses) on sales of investments, net	3,251	1,997	2,411
Other-than-temporary impairment losses on investments
Gross impairment losses (1)	(5,037)	(2,413)	(1,495)
Less: Impairments recognized in AOCI	66	159	84
Net impairment losses recognized in earnings	$(4,971)	$(2,254)	$(1,411)
Insurance premiums	$2,476	$2,647	$2,684
Other revenue (2)	95	3,437	3,551
Total non-interest revenues	$22,570	$29,906	$32,415
Total revenues, net of interest expense	$70,173	$78,353	$86,601
Provisions for credit losses and for benefits and claims
Provision for loan losses	$10,848	$11,773	$25,194
Policyholder benefits and claims	887	972	965
Provision (release) for unfunded lending commitments	(16)	51	(117)
Total provisions for credit losses and for benefits and claims	$11,719	$12,796	$26,042
Operating expenses
Compensation and benefits	$25,204	$25,688	$24,430
Premises and equipment	3,282	3,326	3,331
Technology/communication	5,914	5,133	4,924
Advertising and marketing	2,224	2,346	1,645
Other operating	13,894	14,440	13,045
Total operating expenses (3)	$50,518	$50,933	$47,375
Income (loss) from continuing operations before income taxes	$7,936	$14,624	$13,184
Provision for income taxes (benefit)	27	3,521	2,233
Income from continuing operations	$7,909	$11,103	$10,951
Discontinued operations
Income (loss) from discontinued operations	$(219)	$23	$72
Gain (loss) on sale	(1)	155	(702)
Provision (benefit) for income taxes	(71)	66	(562)
Income (loss) from discontinued operations, net of taxes	$(149)	$112	$(68)
Net income before attribution of noncontrolling interests	$7,760	$11,215	$10,883
Noncontrolling interests	219	148	281
Citigroup’s net income	$7,541	$11,067	$10,602
Basic earnings per share (4)
Income from continuing operations	$2.56	$3.69	$3.66
Income (loss) from discontinued operations, net of taxes	(0.05)	0.04	(0.01)
Net income	$2.51	$3.73	$3.65
Weighted average common shares outstanding	2,930.6	2,909.8	2,877.6
Diluted earnings per share (4)
Income from continuing operations	$2.49	$3.59	$3.55
Income (loss) from discontinued operations, net of taxes	(0.05)	0.04	(0.01)
Net income	$2.44	$3.63	$3.54
Adjusted weighted average common shares outstanding (4)	3,015.5	2,998.8	2,967.8

(1)

2012 includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi's remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB), as well as the recognition of a $1,181 million impairment charge related to Citi’s investment in Akbank. See Note 15 to the Consolidated Financial Statements.

(2)	Other revenue for 2012 includes a $1,344 million loss related to the sale of a 14% interest in MSSB, as well as the recognition of a $424 million loss related to the sale of a 10.1% stake in Akbank.
(3)	Citigroup recorded repositioning charges of $1,375 million for 2012, $706 million for 2011 and $507 million for 2010.
(4)	All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup’s 1-for-10 reverse stock split, which was effective May 6, 2011.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Citigroup Inc. and Subsidiaries
	Years Ended December 31,
In millions of dollars	2012	2011	2010
Net income before attribution of noncontrolling interests	$7,760	$11,215	$10,883
Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$632	$2,360	$1,952
Net change in cash flow hedges, net of taxes	527	(170)	532
Net change in foreign currency translation adjustment, net of taxes and hedges	721	(3,524)	820
Pension liability adjustment, net of taxes (1)	(988)	(177)	(644)
Citigroup’s total other comprehensive income (loss)	$892	$(1,511)	$2,660
Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$32	$(5)	$1
Net change in foreign currency translation adjustment, net of taxes	58	(87)	(27)
Total other comprehensive income (loss) attributable to noncontrolling interests	$90	$(92)	$(26)
Total comprehensive income before attribution of noncontrolling interests	$8,742	$9,612	$13,517
Total comprehensive income attributable to noncontrolling interests	309	56	255
Citigroup’s comprehensive income	$8,433	$9,556	$13,262

(1)	Primarily reflects adjustments based on the year-end actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries
	December 31,
In millions of dollars	2012	2011
Assets
Cash and due from banks (including segregated cash and other deposits)	$36,453	$28,701
Deposits with banks	102,134	155,784
Federal funds sold and securities borrowed or purchased under agreements to resell (including $160,589 and
$142,862 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	261,311	275,849
Brokerage receivables	22,490	27,777
Trading account assets (including $105,458 and $119,054 pledged to creditors at December 31, 2012 and December 31, 2011, respectively)	320,929	291,734
Investments (including $21,423 and $14,940 pledged to creditors at December 31, 2012 and December 31, 2011, respectively,
and $294,463 and $274,040 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	312,326	293,413
Loans, net of unearned income
Consumer (including $1,231 and $1,326 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	408,671	423,340
Corporate (including $4,056 and $3,939 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	246,793	223,902
Loans, net of unearned income	$655,464	$647,242
Allowance for loan losses	(25,455)	(30,115)
Total loans, net	$630,009	$617,127
Goodwill	25,673	25,413
Intangible assets (other than MSRs)	5,697	6,600
Mortgage servicing rights (MSRs)	1,942	2,569
Other assets (including $13,299 and $13,360 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	145,660	148,911
Assets of discontinued operations held for sale	36	—
Total assets	$1,864,660	$1,873,878

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

	December 31,
In millions of dollars	2012	2011
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$498	$591
Trading account assets	481	567
Investments	10,751	12,509
Loans, net of unearned income
Consumer (including $1,191 and $1,292 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	93,936	103,275
Corporate (including $157 and $198 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	23,684	23,780
Loans, net of unearned income	$117,620	$127,055
Allowance for loan losses	(5,854)	(8,000)
Total loans, net	$111,766	$119,055
Other assets	674	874
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$124,170	$133,596

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries
(Continued)	December 31,
In millions of dollars, except shares and per share amounts	2012	2011
Liabilities
Non-interest-bearing deposits in U.S. offices	$129,657	$119,437
Interest-bearing deposits in U.S. offices (including $889 and $848 as of December 31, 2012 and
December 31, 2011, respectively, at fair value)	247,716	223,851
Non-interest-bearing deposits in offices outside the U.S.	65,024	57,357
Interest-bearing deposits in offices outside the U.S. (including $558 and $478 as of December 31, 2012 and
December 31, 2011, respectively, at fair value)	488,163	465,291
Total deposits	$930,560	$865,936
Federal funds purchased and securities loaned or sold under agreements to repurchase
(including $116,689 and $97,712 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	211,236	198,373
Brokerage payables	57,013	56,696
Trading account liabilities	115,549	126,082
Short-term borrowings (including $818 and $1,354 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	52,027	54,441
Long-term debt (including $29,764 and $24,172 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	239,463	323,505
Other liabilities (including $2,910 and $3,742 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	67,815	69,272
Liabilities of discontinued operations held for sale	—	—
Total liabilities	$1,673,663	$1,694,305
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 102,038 as of
December 31, 2012 and 12,038 as of December 31, 2011, at aggregate liquidation value	$2,562	$312
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,043,153,204 as of
December 31, 2012 and 2,937,755,921 as of December 31, 2011	30	29
Additional paid-in capital	106,391	105,804
Retained earnings	97,809	90,520
Treasury stock, at cost: December 31, 2012—14,269,301 shares and December 31, 2011—13,877,688 shares	(847)	(1,071)
Accumulated other comprehensive income (loss)	(16,896)	(17,788)
Total Citigroup stockholders’ equity	$189,049	$177,806
Noncontrolling interest	1,948	1,767
Total equity	$190,997	$179,573
Total liabilities and equity	$1,864,660	$1,873,878

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

	December 31,
In millions of dollars	2012	2011
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$15,637	$21,009
Long-term debt (including $1,330 and $1,558 as of December 31, 2012 and December 31, 2011, respectively, at fair value)	26,346	50,451
Other liabilities	1,224	1,051
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have
recourse to the general credit of Citigroup	$43,207	$72,511

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
	Years ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2012	2011	2010	2012	2011	2010
Preferred stock at aggregate liquidation value
Balance, beginning of year	$312	$312	$312	12	12	12
Issuance of new preferred stock	2,250	—	—	90	—	—
Balance, end of period	$2,562	$312	$312	102	12	12
Common stock and additional paid-in capital
Balance, beginning of year	$105,833	$101,316	$98,428	2,937,756	2,922,402	2,862,610
Employee benefit plans	597	766	(736)	9,037	3,540	46,703
Issuance of shares and T-DECs for TARP repayment	—	—	—	96,338	—	1,270
ADIA Upper DECs equity units purchase contract	—	3,750	3,750	—	11,781	11,781
Other	(9)	1	(126)	22	33	38
Balance, end of period	$106,421	$105,833	$101,316	3,043,153	2,937,756	2,922,402
Retained earnings
Balance, beginning of year	$90,520	$79,559	$77,440
Adjustment to opening balance, net of taxes (1)(2)	(107)	—	(8,483)
Adjusted balance, beginning of period	$90,413	$79,559	$68,957
Citigroup’s net income	7,541	11,067	10,602
Common dividends (3)	(120)	(81)	10
Preferred dividends	(26)	(26)	(9)
Other	1	1	(1)
Balance, end of period	$97,809	$90,520	$79,559
Treasury stock, at cost
Balance, beginning of year	$(1,071)	$(1,442)	$(4,543)	(13,878)	(16,566)	(14,283)
Issuance of shares pursuant to employee benefit plans	229	372	3,106	(253)	2,714	(2,128)
Treasury stock acquired (4)	(5)	(1)	(6)	(138)	(26)	(162)
Other	—	—	1	—	—	7
Balance, end of period	$(847)	$(1,071)	$(1,442)	(14,269)	(13,878)	(16,566)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(17,788)	$(16,277)	$(18,937)
Net change in Citigroup’s Accumulated other comprehensive income (loss)	892	(1,511)	2,660
Balance, end of period	$(16,896)	$(17,788)	$(16,277)
Total Citigroup common stockholders’ equity	$186,487	$177,494	$163,156	3,028,884	2,923,878	2,905,836
Total Citigroup stockholders’ equity	$189,049	$177,806	$163,468
Noncontrolling interest
Balance, beginning of year	$1,767	$2,321	$2,273
Initial origination of a noncontrolling interest	88	28	412
Transactions between Citigroup and the noncontrolling-interest shareholders	41	(274)	(231)
Net income attributable to noncontrolling-interest shareholders	219	148	281
Dividends paid to noncontrolling-interest shareholders	(33)	(67)	(99)
Net change in Accumulated other comprehensive income (loss)	90	(92)	(26)
Other	(224)	(297)	(289)
Net change in noncontrolling interests	$181	$(554)	$48
Balance, end of period	$1,948	$1,767	$2,321
Total equity	$190,997	$179,573	$165,789

(1)	The adjustment to the opening balance for Retained earnings in 2012 represents the cumulative effect of adopting ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 1 to the Consolidated Financial Statements.
(2)	The adjustment to the opening balance for Retained earnings in 2010 represents the cumulative effect of initially adopting ASC 810, Consolidation (SFAS 167) and ASU 2010-11 (Scope Exception Related to Embedded Credit Derivatives). See Note 1 to the Consolidated Financial Statements.
(3)	Common dividends declared were $0.01 per share in each of the first, second, third and fourth quarters of 2012, and second, third and fourth quarters of 2011. Common dividends in 2010 represent a reversal of dividends accrued on forfeitures of previously issued but unvested employee stock awards related to employees who have left Citigroup.
(4)	All open market repurchases were transacted under an existing authorized share repurchase plan and relate to customer fails/errors.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
	Years ended December 31,
In millions of dollars	2012	2011	2010
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$7,760	$11,215	$10,883
Net income attributable to noncontrolling interests	219	148	281
Citigroup’s net income	$7,541	$11,067	$10,602
(Loss) income from discontinued operations, net of taxes	(148)	17	215
(Loss) gain on sale, net of taxes	(1)	95	(283)
Income from continuing operations—excluding noncontrolling interests	$7,690	$10,955	$10,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	203	250	302
(Additions) reductions to deferred policy acquisition costs	85	(54)	(98)
Depreciation and amortization	2,507	2,872	2,664
Deferred tax benefit	(4,091)	(74)	(964)
Provision for credit losses	10,832	11,824	25,077
Realized gains from sales of investments	(3,251)	(1,997)	(2,411)
Net impairment losses recognized in earnings	4,971	2,254	1,411
Change in trading account assets	(29,195)	38,238	15,601
Change in trading account liabilities	(10,533)	(2,972)	(8,458)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	14,538	(29,132)	(24,695)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	12,863	8,815	35,277
Change in brokerage receivables net of brokerage payables	945	8,383	(6,676)
Change in loans held-for-sale	(1,106)	1,021	2,483
Change in other assets	(524)	14,933	(7,538)
Change in other liabilities	(1,457)	(3,814)	(293)
Other, net	9,794	3,277	(6,666)
Total adjustments	$6,581	$53,824	$25,016
Net cash provided by operating activities of continuing operations	$14,271	$64,779	$35,686
Cash flows from investing activities of continuing operations
Change in deposits with banks	$53,650	$6,653	$4,977
Change in loans	(28,817)	(31,597)	60,730
Proceeds from sales and securitizations of loans	7,287	10,022	9,918
Purchases of investments	(256,907)	(314,250)	(406,046)
Proceeds from sales of investments	143,853	182,566	183,688
Proceeds from maturities of investments	102,020	139,959	189,814
Capital expenditures on premises and equipment and capitalized software	(3,604)	(3,448)	(2,363)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	1,089	1,323	2,619
Net cash provided by (used in) investing activities of continuing operations	$18,571	$(8,772)	$43,337
Cash flows from financing activities of continuing operations
Dividends paid	$(143)	$(107)	$(9)
Issuance of preferred stock	2,250	—	—
Issuance of ADIA Upper DECs equity units purchase contract	—	3,750	3,750
Treasury stock acquired	(5)	(1)	(6)
Stock tendered for payment of withholding taxes	(194)	(230)	(806)
Issuance of long-term debt	27,843	30,242	33,677
Payments and redemptions of long-term debt	(117,575)	(89,091)	(75,910)
Change in deposits	64,624	23,858	9,065
Change in short-term borrowings	(2,164)	(25,067)	(47,189)
Net cash used in financing activities of continuing operations	$(25,364)	$(56,646)	$(77,428)
Effect of exchange rate changes on cash and cash equivalents	$274	$(1,301)	$691
Discontinued operations
Net cash provided by discontinued operations	$—	$2,669	$214
Change in cash and due from banks	$7,752	$729	$2,500
Cash and due from banks at beginning of year	28,701	27,972	25,472
Cash and due from banks at end of year	$36,453	$28,701	$27,972
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$3,900	$2,705	$4,307
Cash paid during the year for interest	$19,739	$21,230	$23,209
Non-cash investing activities
Transfers to OREO and other repossessed assets	$500	$1,284	$2,595
Transfers to trading account assets from investments (available-for-sale)	—	—	$12,001
Transfers to trading account assets from investments (held-to-maturity)	—	$12,700	—

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed in more detail in Note 22 to the Consolidated Financial Statements, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.
     Throughout these Notes, “Citigroup,” “Citi” and the “Company” refer to Citigroup Inc. and its consolidated subsidiaries.
     Certain reclassifications have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation.

Citibank, N.A.
Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank’s principal offerings include: Consumer finance, mortgage lending, and retail banking products and services; investment banking, commercial banking, cash management, trade finance and e-commerce products and services; and private banking products and services.

Variable Interest Entities
An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC 810, Consolidation (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) (SFAS 167), which are: (i) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the entity’s expected losses or expected returns.
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
     However, these VIEs and all other unconsolidated VIEs are monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

  additional purchases or sales of variable interests by Citigroup or an unrelated third party, which cause Citigroup’s overall variable interest ownership to change;
  changes in contractual arrangements in a manner that reallocates expected losses and residual returns among the variable interest holders;
  changes in the party that has power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and
  providing support to an entity that results in an implicit variable interest.

     All other entities not deemed to be VIEs with which the Company has involvement are evaluated for consolidation under other subtopics of ASC 810 (formerly Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights).

Foreign Currency Translation
Assets and liabilities of Citi’s foreign operations are translated from their respective functional currencies into U.S. dollars using period-end spot foreign-exchange rates. The effects of those translation adjustments are reported in Accumulated other comprehensive income (loss), a component of stockholders’ equity, along with related hedge and tax effects, until realized upon sale or substantial liquidation of the foreign operation. Revenues and expenses of Citi’s foreign operations are translated monthly from their respective functional currencies into U.S. dollars at amounts that approximate weighted average exchange rates.
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
  Fixed income securities and marketable equity securities classified as “available-for-sale” are carried at fair value with changes in fair value reported in Accumulated other comprehensive income (loss), a component of Stockholders’ equity, net of applicable income taxes and hedges. As described in more detail in Note 15 to the Consolidated Financial Statements, declines in fair value that are determined to be other-than-temporary are recorded in earnings immediately. Realized gains and losses on sales are included in income primarily on a specific identification cost basis. Interest and dividend income on such securities is included in Interest revenue.
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
  Certain non-marketable equity securities are carried at cost and periodically assessed for other-than-temporary impairment, as described in Note 15 to the Consolidated Financial Statements.

     For investments in fixed income securities classified as held-to-maturity or available-for-sale, accrual of interest income is suspended for investments that are in default or on which it is likely that future interest payments will not be made as scheduled.
     The Company uses a number of valuation techniques for investments carried at fair value, which are described in Note 25 to the Consolidated Financial Statements. Realized gains and losses on sales of investments are included in earnings.

Trading Account Assets and Liabilities
Trading account assets include debt and marketable equity securities, derivatives in a receivable position, residual interests in securitizations and physical commodities inventory. In addition, as described in Note 26 to the Consolidated Financial Statements, certain assets that Citigroup has elected to carry at fair value under the fair value option, such as loans and purchased guarantees, are also included in Trading account assets.
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
     Physical commodities inventory is carried at the lower of cost or market with related losses reported in Principal transactions. Realized gains and losses on sales of commodities inventory are included in Principal transactions. Investments in unallocated precious metals accounts (gold, silver, platinum and palladium) are accounted for as hybrid instruments containing a debt host contract and an embedded non-financial derivative instrument indexed to the price of the relevant precious metal. The embedded derivative instrument is separated from the debt host contract and accounted for at fair value. The debt host contract is accounted for at fair value under the fair value option, as described in Note 26 to the Consolidated Financial Statements.
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

Securities Borrowed and Securities Loaned
Securities borrowing and lending transactions generally do not constitute a sale of the underlying securities for accounting purposes, and are treated as collateralized financing transactions. Such transactions are recorded at the amount of proceeds advanced or received plus accrued interest. As described in Note 26 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a number of securities borrowing and lending transactions. Fees paid or received for all securities lending and borrowing transactions are recorded in Interest expense or Interest revenue at the contractually specified rate.
     The Company monitors the fair value of securities borrowed or loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.
     As described in Note 25 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of securities lending and borrowing transactions.

Repurchase and Resale Agreements
Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale for accounting purposes of the underlying securities and are treated as collateralized financing transactions. As described in Note 26 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a majority of such transactions, with changes in fair value reported in earnings. Any transactions for which fair value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.
     Where the conditions of ASC 210-20-45-11, Balance Sheet—Offsetting: Repurchase and Reverse Repurchase Agreements, are met, repos and reverse repos are presented net on the Consolidated Balance Sheet.
     The Company’s policy is to take possession of securities purchased under reverse repurchase agreements. The Company monitors the fair value of securities subject to repurchase or resale on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.
     As described in Note 25 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of repo and reverse repo transactions.

Repurchase and Resale Agreements, and Securities Lending and Borrowing Agreements, Accounted for as Sales
Where certain conditions are met under ASC 860-10, Transfers and Servicing (formerly FASB Statement No. 166, Accounting for Transfers of Financial Assets), the Company accounted for certain repurchase agreements and securities lending agreements as sales. The key distinction resulting in these agreements being accounted for as sales was a reduction in initial margin or restriction in daily maintenance margin. At December 31, 2011, a nominal amount of these transactions were accounted for as sales that reduced Trading account assets. See related discussion of the assessment of the effective control for repurchase agreements in “Accounting Changes” below.

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
     Loans that are held-for-investment are classified as Loans, net of unearned income on the Consolidated Balance Sheet, and the related cash flows are included within the cash flows from the investing activities category in the Consolidated Statement of Cash Flows on the line Change in loans. However, when the initial intent for holding a loan has changed from held-for-investment to held-for-sale, the loan is reclassified to held-for-sale, but the related cash flows continue to be reported in cash flows from investing activities in the Consolidated Statement of Cash Flows on the line Proceeds from sales and securitizations of loans.

Consumer loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking and Local Consumer Lending businesses.

Non-accrual and re-aging policies
As a general rule, interest accrual ceases for installment and real estate (both open- and closed-end) loans when payments are 90 days contractually past due. For credit cards and unsecured revolving loans, however, Citi generally accrues interest until payments are 180 days past due. As a result of OCC guidance issued in the first quarter of 2012, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage is 90 days or more past due. As a result of OCC guidance issued in the third quarter of 2012, mortgage loans in regulated bank entities discharged through Chapter 7 bankruptcy, other than FHA-insured loans, are classified as non-accrual. Commercial market loans are placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due.
     Loans that have been modified to grant a short-term or long-term concession to a borrower who is in financial difficulty may not be accruing interest at the time of the modification. The policy for returning such modified loans to accrual status varies by product and/or region. In most cases, a minimum number of payments (ranging from one to six) are required, while in other cases the loan is never returned to accrual status. For regulated bank entities, such modified loans are returned to accrual status if a credit evaluation at the time of or subsequent to the modification indicates the borrower’s ability to meet the restructured terms, and the borrower is current and has demonstrated a reasonable period of sustained payment performance (minimum six months of consecutive payments).
     For U.S. Consumer loans, generally one of the conditions to qualify for modification is that a minimum number of payments (typically ranging from one to three) must be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended Consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended Consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) loans are modified under those respective agencies’ guidelines and payments are not always required in order to re-age a modified loan to current.

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
  As a result of OCC guidance issued in the third quarter of 2012, real estate-secured loans that were discharged through Chapter 7 bankruptcy, other than FHA-insured loans, are written down to the collateral value of the property, less costs to sell. Other real estate-secured loans in bankruptcy are written down to the estimated value of the property, less costs to sell, at the later of 60 days after notification or 60 days contractually past due.
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

     Impaired Corporate loans and leases are written down to the extent that principal is deemed to be uncollectable. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to an accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

Loans Held-for-Sale
Corporate and Consumer loans that have been identified for sale are classified as loans held-for-sale and included in Other assets. The practice of Citi’s U.S. prime mortgage business has been to sell substantially all of its conforming loans. As such, U.S. prime mortgage conforming loans are classified as held-for-sale and the fair value option is elected at origination, with changes in fair value recorded in Other revenue. With the exception of these loans for which the fair value option has been elected, held-for-sale loans are accounted for at the lower of cost or market value, with any write-downs or subsequent recoveries charged to Other revenue. The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line Change in loans held-for-sale.

Allowance for Loan Losses
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, including probable losses related to large individually evaluated impaired loans and troubled debt restructurings. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable loan losses inherent in the overall portfolio. Additions to the allowance are made through the Provision for loan losses. Loan losses are deducted from the allowance and subsequent recoveries are added. Assets received in exchange for loan claims in a restructuring are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the allowance.

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
     The allowance for the remainder of the loan portfolio is determined under ASC 450, Contingencies (formerly SFAS 5) using a statistical methodology, supplemented by management judgment. The statistical analysis considers the portfolio’s size, remaining tenor, and credit quality as measured by internal risk ratings assigned to individual credit facilities, which reflect probability of default and loss given default. The statistical analysis considers historical default rates and historical loss severity in the event of default, including historical average levels and historical variability. The result is an estimated range for inherent losses. The best estimate within the range is then determined by management’s quantitative and qualitative assessment of current conditions, including general economic conditions, specific industry and geographic trends, and internal factors including portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards.
     For both the asset-specific and the statistically based components of the Allowance for loan losses, management may incorporate guarantor support. The financial wherewithal of the guarantor is evaluated, as applicable, based on net worth, cash flow statements and personal or company financial statements which are updated and reviewed at least annually. Citi seeks performance on guarantee arrangements in the normal course of business. Seeking performance entails obtaining satisfactory cooperation from the guarantor or borrower in the specific situation. This regular cooperation is indicative of pursuit and successful enforcement of the guarantee; the exposure is reduced without the expense and burden of pursuing a legal remedy. A guarantor’s reputation and willingness to work with Citigroup is evaluated based on the historical experience with the guarantor and the knowledge of the marketplace. In the rare event that the guarantor is unwilling or unable to perform or facilitate borrower cooperation, Citi pursues a legal remedy; however, enforcing a guarantee via legal action against the guarantor is not the primary means of resolving a troubled loan situation and rarely occurs. If Citi does not pursue a legal remedy, it is because Citi does not believe that the guarantor has the financial wherewithal to perform regardless of legal action or because there are legal limitations on simultaneously pursuing guarantors and foreclosure. A guarantor’s reputation does not impact Citi’s decision or ability to seek performance under the guarantee.
     In cases where a guarantee is a factor in the assessment of loan losses, it is included via adjustment to the loan’s internal risk rating, which in turn is the basis for the adjustment to the statistically based component of the Allowance for loan losses. To date, it is only in rare circumstances that an impaired commercial loan or commercial real estate loan is carried at a value in excess of the appraised value due to a guarantee.

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
     Separate valuation allowances are determined for impaired smaller-balance homogeneous loans whose terms have been modified in a troubled debt restructuring (TDR). Long-term modification programs as well as short-term (less than 12 months) modifications originated beginning January 1, 2011 that provide concessions (such as interest rate reductions) to borrowers in financial difficulty are reported as TDRs. In addition, loans included in the U.S. Treasury’s Home Affordable Modification Program (HAMP) trial period at December 31, 2011 are reported as TDRs. The allowance for loan losses for TDRs is determined in accordance with ASC 310-10-35 considering all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan’s original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. These expected cash flows incorporate modification program default rate assumptions. The original contractual effective rate for credit card loans is the pre-modification rate, which may include interest rate increases under the original contractual agreement with the borrower.

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
     The above-mentioned representatives for these business areas present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data. The quantitative data include:

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

Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based upon: (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2010 and internal data dating to the early 1970s on severity of losses in the event of default. Adjustments may be made to this data. Such adjustments include: (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio; and (ii) adjustments made for specific known items, such as current environmental factors and credit trends.
     In addition, representatives from each of the risk management and finance staffs that cover business areas with delinquency-managed portfolios containing smaller-balance homogeneous loans present their recommended reserve balances based upon leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends, including current and future housing prices, unemployment, length of time in foreclosure, costs to sell and GDP. This methodology is applied separately for each individual product within each geographic region in which these portfolios exist.
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

Citigroup Residential Mortgages—Representations and Warranties

Overview
In connection with Citi’s sales of residential mortgage loans to the U.S. government-sponsored entities (GSEs) and, in most cases, other mortgage loan sales and private-label securitizations, Citi makes representations and warranties that the loans sold meet certain requirements. The specific representations and warranties made by Citi in any particular transaction depend on, among other things, the nature of the transaction and the requirements of the investor (e.g., whole loan sale to the GSEs versus loans sold through securitization transactions), as well as the credit quality of the loan (e.g., prime, Alt-A or subprime).
     These sales expose Citi to potential claims for breaches of its representations and warranties. In the event of a breach of its representations and warranties, Citi could be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or to indemnify (make-whole) the investors for their losses on these loans. To the extent Citi made representation and warranties on loans it purchased from third-party sellers that remain financially viable, Citi may have the right to seek recovery of repurchase losses or make-whole payments from the third party based on representations and warranties made by the third party to Citi (a back-to-back claim).

Whole Loan Sales
Citi is exposed to representation and warranty repurchase claims primarily as a result of its whole loan sales to the GSEs and, to a lesser extent, private investors, through its Consumer business in CitiMortgage. When selling a loan to these investors, Citi makes various representations and warranties to, among other things, the following:

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

In the case of a repurchase, Citi will bear any subsequent credit loss on the mortgage loan and the loan is typically considered a credit-impaired loan and accounted for under SOP 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (now incorporated into ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality) (SOP 03-3). These repurchases have not had a material impact on Citi’s non-performing loan statistics because credit-impaired purchased SOP 03-3 loans are not included in non-accrual loans, since they generally continue to accrue interest until write-off. Citi’s repurchases have primarily been due to GSE repurchase claims.

Private-Label Residential Mortgage Securitizations
Citi is also exposed to representation and warranty repurchase claims as a result of mortgage loans sold through private-label residential mortgage securitizations. These representations were generally made or assigned to the issuing trust and related to, among other things, the following:

  the absence of fraud on the part of the borrower, the seller or any appraiser, broker or other party involved in the origination of the loan (which was sometimes wholly or partially limited to the knowledge of the representation provider);
  whether the property securing the loan was occupied by the borrower as his or her principal residence;
  the loan’s compliance with applicable federal, state and local laws;
  whether the loan was originated in conformity with the originator’s underwriting guidelines; and
  detailed data concerning the loans that were included on the mortgage loan schedule.

Repurchase Reserve
Citi has recorded a mortgage repurchase reserve (referred to as the repurchase reserve) for its potential repurchase or make-whole liability regarding representation and warranty claims that is included in Other liabilities in the Consolidated Balance Sheet. Citi’s repurchase reserve primarily relates to whole loan sales to the GSEs and is thus calculated primarily based on Citi’s historical repurchase activity with the GSEs.

Repurchase Reserve—Whole Loan Sales
The repurchase reserve is based on various assumptions which, as referenced above, are primarily based on Citi’s historical repurchase activity with the GSEs. As of December 31, 2012, the most significant assumptions used to calculate the reserve levels are: (i) the probability of a claim based on correlation between loan characteristics and repurchase claims; (ii) claims appeal success rates; and (iii) estimated loss per repurchase or make-whole payment. In addition, Citi considers reimbursements estimated to be received from third-party sellers, which are generally based on Citi’s analysis of its most recent collection trends and the financial solvency or viability of the third-party sellers, in estimating its repurchase reserve.
     As referenced above, the repurchase reserve estimation process for potential whole loan representation and warranty claims relies on various assumptions that involve numerous estimates and judgments, including with respect to certain future events, and thus entails inherent uncertainty. Therefore, Citi estimates and discloses the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued. This estimate is derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. Citi’s estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.
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

Repurchase Reserve—Private-Label Securitizations
Investors in private-label securitizations may seek recovery for alleged breaches of representations and warranties, as well as losses caused by non-performing loans more generally, through repurchase claims or through litigation premised on a variety of legal theories. Citi considers litigation relating to private-label securitizations as part of its contingencies analysis. For additional information, see Note 28 to the Consolidated Financial Statements.
     Citi cannot reasonably estimate probable losses from future repurchase claims for private-label securitizations because the claims to date have been received at an unpredictable rate, the factual basis for those claims is unclear, and very few such claims have been resolved. Rather, at the present time, Citi records reserves related to private-label securitizations repurchase claims based on estimated losses arising from those claims received that appear to be based on a review of the underlying loan files. These reserves are recorded in Principal transactions in the Consolidated Statement of Income.

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is subject to annual impairment testing and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company has an option to assess qualitative factors to determine if it is necessary to perform the goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the first step of the two-step goodwill impairment test. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.
     Additional information on Citi’s goodwill impairment testing can be found in Note 18 to the Consolidated Financial Statements.

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

Other Assets and Other Liabilities
Other assets include, among other items, loans held-for-sale, deferred tax assets, equity method investments, interest and fees receivable, premises and equipment, repossessed assets, and other receivables. Other liabilities include, among other items, accrued expenses and other payables, deferred tax liabilities, and reserves for legal claims, taxes, unfunded lending commitments, repositioning reserves, and other matters.

Other Real Estate Owned and Repossessed Assets
Real estate or other assets received through foreclosure or repossession are generally reported in Other assets, net of a valuation allowance for selling costs and subsequent declines in fair value.

Securitizations
The Company primarily securitizes credit card receivables and mortgages. Other types of securitized assets include corporate debt instruments (in cash and synthetic form) and student loans.
     There are two key accounting determinations that must be made relating to securitizations. Citi first makes a determination as to whether the securitization entity would be consolidated. Second, it determines whether the transfer of financial assets to the entity is considered a sale under GAAP. If the securitization entity is a VIE, the Company consolidates the VIE if it is the primary beneficiary (as discussed in “Variable Interest Entities” above). For all other securitization entities determined not to be VIEs in which Citigroup participates, a consolidation decision is based on who has voting control of the entity, giving consideration to removal and liquidation rights in certain partnership structures. Only securitization entities controlled by Citigroup are consolidated.
     Interests in the securitized and sold assets may be retained in the form of subordinated or senior interest-only strips, subordinated tranches, spread accounts and servicing rights. In credit card securitizations, the Company retains a seller’s interest in the credit card receivables transferred to the trusts, which is not in securitized form. In the case of consolidated securitization entities, including the credit card trusts, these retained interests are not reported on Citi’s Consolidated Balance Sheet; rather, the securitized loans remain on the balance sheet. Substantially all of the Consumer loans sold or securitized through non-consolidated trusts by Citigroup are U.S. prime residential mortgage loans. Retained interests in non-consolidated mortgage securitization trusts are classified as Trading account assets, except for MSRs, which are included in Mortgage servicing rights on Citigroup’s Consolidated Balance Sheet.

Debt
Short-term borrowings and long-term debt are accounted for at amortized cost, except where the Company has elected to report the debt instruments, including certain structured notes, at fair value or the debt is in a fair value hedging relationship.

Transfers of Financial Assets
For a transfer of financial assets to be considered a sale: (i) the assets must have been isolated from the Company, even in bankruptcy or other receivership; (ii) the purchaser must have the right to pledge or sell the assets transferred or, if the purchaser is an entity whose sole purpose is to engage in securitization and asset-backed financing activities and that entity is constrained from pledging the assets it receives, each beneficial interest holder must have the right to sell the beneficial interests; and (iii) the Company may not have an option or obligation to reacquire the assets.
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

     To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged and the derivative that is being used, as well as how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings.
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
     For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating- and fixed-rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but is reported in Accumulated other comprehensive income (loss). These changes in fair value will be included in earnings of future periods when the hedged cash flows impact earnings. To the extent these derivatives are not effective, changes in their fair values are immediately included in Other revenue. Citigroup’s cash flow hedges primarily include hedges of floating-rate debt and floating-rate assets including loans, as well as rollovers of short-term fixed-rate liabilities and floating-rate liabilities and forecasted debt issuances.

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

Employee Benefits Expense
Employee benefits expense includes current service costs of pension and other postretirement benefit plans (which are accrued on a current basis), contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards and costs of other employee benefits.

Stock-Based Compensation
The Company recognizes compensation expense related to stock and option awards over the requisite service period, generally based on the instruments’ grant date fair value, reduced by expected forfeitures. Compensation cost related to awards granted to employees who meet certain age plus years-of-service requirements (retirement eligible employees) is accrued in the year prior to the grant date, in the same manner as the accrual for cash incentive compensation. Certain stock awards with performance conditions or certain clawback provisions are subject to variable accounting, pursuant to which the associated compensation expense fluctuates with changes in Citigroup’s stock price.

Income Taxes
The Company is subject to the income tax laws of the U.S. and its states and municipalities, and the foreign jurisdictions in which it operates. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign.
     Disputes over interpretations of the tax laws may be subject to review and adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit. The Company treats interest and penalties on income taxes as a component of Income tax expense.
     Deferred taxes are recorded for the future consequences of events that have been recognized for financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves.
     See Note 10 to the Consolidated Financial Statements for a further description of the Company’s tax provision and related income tax assets and liabilities.

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

     Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. It is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and warrants, convertible securities and the shares that could have been issued under the Company’s Management Committee Long-Term Incentive Plan and after the allocation of earnings to the participating securities.

Use of Estimates
Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. Such estimates are used in connection with certain fair value measurements. See Note 25 to the Consolidated Financial Statements for further discussions on estimates used in the determination of fair value. The Company also uses estimates in determining consolidation decisions for special-purpose entities as discussed in Note 22 to the Consolidated Financial Statements. Moreover, estimates are significant in determining the amounts of other-than-temporary impairments, impairments of goodwill and other intangible assets, provisions for probable losses that may arise from credit-related exposures and probable and estimable losses related to litigation and regulatory proceedings, and tax reserves. While management makes its best judgment, actual amounts or results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in these estimates.

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

ACCOUNTING CHANGES

OCC Chapter 7 Bankruptcy Guidance
In the third quarter of 2012, the Office of the Comptroller of the Currency (OCC) issued guidance relating to the accounting for mortgage loans discharged through bankruptcy proceedings pursuant to Chapter 7 of the U.S. Bankruptcy Code (Chapter 7 bankruptcy). Under this OCC guidance, the discharged loans are accounted for as troubled debt restructurings (TDRs). These TDRs, other than FHA-insured loans, are written down to their collateral value less cost to sell. FHA-insured loans are reserved for, based on a discounted cash flow model. As a result of implementing this guidance, Citigroup recorded an incremental $635 million of charge-offs in the third quarter of 2012, the vast majority of which related to loans that were current. These charge-offs were substantially offset by a related loan loss reserve release of approximately $600 million, with a net reduction in pretax income of $35 million. In the fourth quarter of 2012, Citigroup recorded a benefit to charge-offs of approximately $40 million related to finalizing the impact of this OCC guidance. Furthermore, as a result of this OCC guidance, TDRs increased by $1.7 billion, and non-accrual loans increased by $1.5 billion in the third quarter of 2012 ($1.3 billion of which was current).

Presentation of Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Citigroup has selected the two-statement approach. Under this approach, Citi is required to present components of net income and total net income in the Statement of Income. The Statement of Comprehensive Income follows the Statement of Income and includes the components of OCI and a total for OCI, along with a total for comprehensive income. The ASU removed the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. This ASU became effective for Citigroup on January 1, 2012 and a Statement of Comprehensive Income is included in these Consolidated Financial Statements. See “Future Application of Accounting Standards” below for further discussion.

Credit Quality and Allowance for Credit Losses Disclosures
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses. The ASU required a greater level of disaggregated information about the allowance for credit losses and the credit quality of financing receivables. The period-end balance disclosure requirements for loans and the allowance for loan losses were effective for reporting periods ended on or after December 15, 2010 and were included in the Company’s 2010 Annual Report on Form 10-K, while disclosures for activity during a reporting period in the loan and allowance for loan losses accounts were effective for reporting periods beginning on or after December 15, 2010 and were included in the Company’s Forms 10-Q beginning with the first quarter of 2011 (see Notes 16 and 17 to the Consolidated Financial Statements). The troubled debt restructuring disclosure requirements that were part of this ASU became effective in the third quarter of 2011 (see below).

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
  Creditors cannot assume that debt extensions at or above a borrower’s original contractual rate do not constitute troubled debt restructurings, because the new contractual rate could still be below the market rate.
  If a borrower doesn’t have access to funds at a market rate for debt with characteristics similar to the restructured debt, that may indicate that the creditor has granted a concession.
  A borrower that is not currently in default may still be considered to be experiencing financial difficulty when payment default is considered “probable in the foreseeable future.”

Effective in the third quarter of 2011, as a result of the Company’s adoption of ASU 2011-02, certain loans modified under short-term programs beginning January 1, 2011 that were previously measured for impairment under ASC 450 are now measured for impairment under ASC 310-10-35. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables previously measured under ASC 450 was $1,170 million and the allowance for credit losses associated with those loans was $467 million. The effect of adopting the ASU was an approximate $60 million reduction in pretax income for the quarter ended September 30, 2011.

Repurchase Agreements—Assessment of Effective Control
In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The amendments in the ASU remove from the assessment of effective control: (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the ASU.

     The ASU became effective for Citigroup on January 1, 2012. The guidance has been applied prospectively to transactions or modifications of existing transactions occurring on or after January 1, 2012. The ASU has not had a material effect on the Company’s financial statements. A nominal amount of the Company’s repurchase transactions that would previously have been accounted for as sales is now accounted for as financing transactions.

Fair Value Measurement
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU created a common definition of fair value for U.S. GAAP and IFRS and aligned the measurement and disclosure requirements. It required significant additional disclosures both of a qualitative and quantitative nature, particularly for those instruments measured at fair value that are classified in Level 3 of the fair value hierarchy. Additionally, the ASU provided guidance on when it is appropriate to measure fair value on a portfolio basis and expanded the prohibition on valuation adjustments where the size of the Company’s position is a characteristic of the adjustment from Level 1 to all levels of the fair value hierarchy.
     The ASU became effective for Citigroup on January 1, 2012. As a result of implementing the prohibition on valuation adjustments where the size of the Company’s position is a characteristic, the Company released reserves of approximately $125 million, increasing pretax income in the first quarter of 2012.

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

Change in Accounting for Embedded Credit Derivatives
In March 2010, the FASB issued ASU No. 2010-11, Scope Exception Related to Embedded Credit Derivatives. The ASU clarifies that certain embedded derivatives, such as those contained in certain securitizations, CDOs and structured notes, should be considered embedded credit derivatives subject to potential bifurcation and separate fair value accounting. The ASU allows any beneficial interest issued by a securitization vehicle to be accounted for under the fair value option at transition on July 1, 2010.
     As set forth in the table below, the Company elected to account for certain beneficial interests issued by securitization vehicles under the fair value option beginning July 1, 2010. Beneficial interests previously classified as held-to-maturity (HTM) were reclassified to available-for-sale (AFS) on June 30, 2010 because, as of that reporting date, the Company did not have the intent to hold the beneficial interests until maturity. The following table also shows the gross gains and gross losses that make up the pretax cumulative-effect adjustment to retained earnings for reclassified beneficial interests, recorded on July 1, 2010:

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

     The Company elected to account for these beneficial interests under the fair value option beginning July 1, 2010 for various reasons, including:

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

Additional Disclosures Regarding Fair Value Measurements
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosure of the amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers. The disclosures were effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy were required for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 as of January 1, 2010. The required disclosures are included in Note 25 to the Consolidated Financial Statements.

Non-Consolidation of Certain Investment Funds
The FASB issued ASU No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds in the first quarter of 2010. ASU 2010-10 provides a deferral of the requirements of SFAS 167 where the following criteria are met:

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
entity.

     The Company has determined that a majority of the investment entities managed by Citigroup are provided a deferral from the requirements of SFAS 167 because they meet these criteria. These entities continue to be evaluated under the requirements of FIN 46(R) (ASC 810-10), prior to the implementation of SFAS 167.
     Where the Company has determined that certain investment vehicles are subject to the consolidation requirements of SFAS 167, the consolidation conclusions reached upon initial application of SFAS 167 are consistent with the consolidation conclusions reached under the requirements of ASC 810-10, prior to the implementation of SFAS 167.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Reclassification out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The Accounting Standards Update (ASU) requires new footnote disclosures of items reclassified from accumulated OCI to net income. The requirements will be effective for the first quarter of 2013.

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
     The ASU became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

Accounting for Financial Instruments—Credit Losses
In December 2012, the FASB issued a proposed Accounting Standards Update (ASU), Financial Instruments—Credit Losses. This proposed ASU, or exposure draft, was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB, and does not constitute accounting guidance until such a final ASU is issued.
     The exposure draft contains accounting guidance developed by the FASB with the goal of improving financial reporting about expected credit losses on loans, securities and other financial assets held by banks, financial institutions, and other public and private organizations. The exposure draft proposes a new accounting model intended to require earlier recognition of credit losses, while also providing additional transparency about credit risk.
     The FASB’s proposed model would utilize a single “expected credit loss” measurement objective for the recognition of credit losses, replacing the multiple existing impairment models in U.S. GAAP, which generally require that a loss be “incurred” before it is recognized.
     The FASB’s proposed model represents a significant departure from existing U.S. GAAP, and may result in material changes to the Company’s accounting for financial instruments. The impact of the FASB’s final ASU to the Company’s financial statements will be assessed when it is issued. The exposure draft does not contain a proposed effective date; this would be included in the final ASU, when issued.

Other Potential Amendments to Current Accounting Standards
The FASB and IASB, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, leases, consolidation and investment companies. As part of the joint financial instruments project, the FASB has issued a proposed ASU that would result in significant changes to the guidance for recognition and measurement of financial instruments, in addition to the proposed ASU that would change the accounting for credit losses on financial instruments discussed above.
     The FASB is also working on a joint project that would require all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate VIEs and non-VIE partnerships. Furthermore, the FASB has issued a proposed ASU that would change the criteria used to determine whether an entity is subject to the accounting and reporting requirements of an investment company.
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

2. BUSINESS DIVESTITURES

The following divestitures occurred in 2011 and 2010 and did not qualify as Discontinued operations. Divestitures that qualified as Discontinued operations are discussed in Note 3 to the Consolidated Financial Statements.
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

3. DISCONTINUED OPERATIONS

Sale of Certain Citi Capital Advisors Business
During the third quarter of 2012, the Company executed definitive agreements to transition a carve-out of its liquid strategies business within Citi Capital Advisors (CCA), which is part of the Institutional Clients Group segment, to certain employees responsible for managing those operations. This transition will occur pursuant to two separate transactions, creating two separate management companies. Each transaction will be accounted for as a sale. The first transaction closed on February 28, 2013 and Citigroup retained a 24.9% passive equity interest in the management company (which will continue to be held in Citi’s Institutional Clients Group segment). The second transaction is expected to be completed in the first half of 2013.
     This sale is reported as discontinued operations for the second half of 2012 only. Prior periods were not reclassified due to the immateriality of the impact in those periods.
     The following is a summary as of December 31, 2012 of the assets held for sale on the Consolidated Balance Sheet for the operations related to the CCA business to be sold:

In millions of dollars	2012
Assets
Deposits at interest with banks	$4
Goodwill	13
Intangible assets	19
Total assets	$36

     Summarized financial information for Discontinued operations for the operations related to CCA follows:

In millions of dollars	2012
Total revenues, net of interest expense	$60
Income (loss) from discontinued operations	$(123)
Gain on sale	—
Benefit for income taxes	(44)
Income (loss) from discontinued operations, net of taxes	$(79)

Sale of Egg Banking plc Credit Card Business
On March 1, 2011, the Company announced that Egg Banking plc (Egg), an indirect subsidiary that was part of Citi Holdings, entered into a definitive agreement to sell its credit card business to Barclays PLC. The sale closed on April 28, 2011.
     This sale is reported as discontinued operations for 2011 and 2012 only. 2010 was not reclassified, due to the immateriality of the impact in that period. An after-tax gain on sale of $126 million was recognized upon closing. Egg operations had total assets and total liabilities of approximately $2.7 billion and $39 million, respectively, at the time of sale.

     Summarized financial information for Discontinued operations, including cash flows, for the credit card operations related to Egg follows:

In millions of dollars	2012	2011
Total revenues, net of interest expense	$1	$340
Income (loss) from discontinued operations	$(96)	$24
Gain (loss) on sale	(1)	143
(Benefit) provision for income taxes	(34)	58
Income (loss) from discontinued operations, net of taxes	$(63)	$109

Cash Flows from Discontinued Operations

In millions of dollars	2012	2011
Cash flows from operating activities	$—	$(146)
Cash flows from investing activities	—	2,827
Cash flows from financing activities	—	(12)
Net cash provided by discontinued operations	$—	$2,669

Sale of The Student Loan Corporation
On September 17, 2010, the Company announced that The Student Loan Corporation (SLC), an indirect subsidiary that was 80% owned by Citibank and 20% owned by public shareholders, and which was part of Citi Holdings, entered into definitive agreements that resulted in the divestiture of Citi’s private student loan business and approximately $31 billion of its approximate $40 billion in assets to Discover Financial Services (Discover) and SLM Corporation (Sallie Mae). The transaction closed on December 31, 2010. As part of the transaction, Citi provided Sallie Mae with $1.1 billion of seller-financing. Additionally, as part of the transactions, Citibank, N.A. purchased approximately $8.6 billion of assets from SLC prior to the sale of SLC.
     This sale was reported as discontinued operations for the third and fourth quarters of 2010 only. Prior periods were not reclassified, due to the immateriality of the impact in those periods. The total 2010 impact from the sale of SLC resulted in an after-tax loss of $427 million. SLC operations had total assets and total liabilities of approximately $31 billion and $29 billion, respectively, at the time of sale.
     Summarized financial information for discontinued operations, including cash flows, related to the sale of SLC follows:

In millions of dollars	2012	2011	2010
Total revenues, net of interest expense	$—	$—	$(577)
Income from discontinued operations	$—	$—	$97
Gain (loss) on sale	—	—	(825)
Benefit for income taxes	—	—	(339)
Income (loss) from discontinued operations,
net of taxes	$—	$—	$(389)

Cash Flows from Discontinued Operations

In millions of dollars	2012	2011	2010
Cash flows from operating activities	$—	$—	$5,106
Cash flows from investing activities	—	—	1,532
Cash flows from financing activities	—	—	(6,483)
Net cash provided by discontinued operations	$—	$—	$155

Combined Results for Discontinued Operations
The following is summarized financial information for the CCA business, the Egg credit card business, The Student Loan Corporation business and previous discontinued operations, for which Citi continues to have minimal residual costs associated with the sales.

In millions of dollars	2012	2011	2010
Total revenues, net of interest expense	$61	$352	$(410)
Income (loss) from discontinued operations	$(219)	$23	$72
Gain (loss) on sale	(1)	155	(702)
Provision (benefit) for income taxes	(71)	66	(562)
Income (loss) from discontinued
operations, net of taxes	$(149)	$112	$(68)

Cash Flows from Discontinued Operations

In millions of dollars	2012	2011	2010
Cash flows from operating activities	$—	$(146)	$4,974
Cash flows from investing activities	—	2,827	1,726
Cash flows from financing activities	—	(12)	(6,486)
Net cash provided by discontinued operations	$—	$2,669	$214

4. BUSINESS SEGMENTS

Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to Consumer and Corporate customers around the world. The Company’s activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Corporate/Other and Citi Holdings business segments.
     The Global Consumer Banking segment includes a global, full-service Consumer franchise delivering a wide array of banking, credit card lending and investment services through a network of local branches, offices and electronic delivery systems and is composed of four Regional Consumer Banking (RCB) businesses: North America, EMEA, Latin America and Asia.
     The Company’s ICG segment is composed of Securities and Banking and Transaction Services and provides corporate, institutional, public sector and high net-worth clients in approximately 100 countries with a broad range of banking and financial products and services.

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
     The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period’s presentation. Reclassifications during the first quarter of 2012 related to the transfer of the substantial majority of the Company’s retail partner cards business (which Citi now refers to as “Citi retail services”) from Citi Holdings—Local Consumer Lending to Citicorp—North America Regional Consumer Banking. Additionally, certain consolidated expenses were re-allocated to the respective businesses receiving the services.
     The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues,				Provision (benefit)			Income (loss) from
	net of interest expense			(1)	for income taxes			continuing operations			(2)	Identifiable assets
In millions of dollars, except
identifiable assets in billions	2012	2011	2010		2012	2011	2010	2012	2011	2010		2012	2011
Global Consumer Banking	$40,214	$39,195	$39,369		$3,733	$3,509	$1,551	$8,104	$7,672	$4,969		$402	$385
Institutional Clients Group	30,600	32,002	33,207		2,102	2,820	3,490	7,990	8,262	10,173		1,059	980
Corporate/Other	192	885	1,754		(1,396)	(681)	7	(1,625)	(728)	242		248	284
Total Citicorp	$71,006	$72,082	$74,330		$4,439	$5,648	$5,048	$14,469	$15,206	$15,384		$1,709	$1,649
Citi Holdings	(833)	6,271	12,271		(4,412)	(2,127)	(2,815)	(6,560)	(4,103)	(4,433)		156	225
Total	$70,173	$78,353	$86,601		$27	$3,521	$2,233	$7,909	$11,103	$10,951		$1,865	$1,874

(1)	Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $29.8 billion, $30.1 billion and $33.6 billion; in EMEA of $11.5 billion, $12.3 billion and $11.8 billion; in Latin America of $14.5 billion, $13.6 billion and $12.8 billion; and in Asia of $15.0 billion, $15.2 billion and $14.4 billion in 2012, 2011 and 2010, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.
(2)	Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $6.6 billion, $6.6 billion and $14.0 billion; in the ICG results of $276 million, $152 million and $(82) million; and in the Citi Holdings results of $4.9 billion, $6.0 billion and $12.1 billion for 2012, 2011 and 2010, respectively.

5. INTEREST REVENUE AND EXPENSE

For the years ended December 31, 2012, 2011 and 2010, respectively, Interest revenue and Interest expense consisted of the following:

In millions of dollars	2012	2011	2010
Interest revenue
Loan interest, including fees	$48,544	$50,281	$55,056
Deposits with banks	1,269	1,750	1,252
Federal funds sold and securities borrowed or
purchased under agreements to resell	3,418	3,631	3,156
Investments, including dividends	7,525	8,320	11,004
Trading account assets (1)	6,802	8,186	8,079
Other interest	580	513	735
Total interest revenue	$68,138	$72,681	$79,282
Interest expense
Deposits (2)	$7,613	$8,556	$8,371
Federal funds purchased and securities loaned or
sold under agreements to repurchase	2,817	3,197	2,808
Trading account liabilities (1)	190	408	379
Short-term borrowings	727	650	917
Long-term debt	9,188	11,423	12,621
Total interest expense	$20,535	$24,234	$25,096
Net interest revenue	$47,603	$48,447	$54,186
Provision for loan losses	10,848	11,773	25,194
Net interest revenue after
provision for loan losses	$36,755	$36,674	$28,992

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.
(2)	Includes deposit insurance fees and charges of $1,262 million, $1,332 million and $981 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

6. COMMISSIONS AND FEES

The table below sets forth Citigroup’s Commissions and fees revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The primary components of Commissions and fees revenue for the year ended December 31, 2012 were credit card and bank card fees, investment banking fees and trading-related fees.
     Credit card and bank card fees are primarily composed of interchange revenue and certain card fees, including annual fees, reduced by reward program costs. Interchange revenue and fees are recognized when earned, except for annual card fees, which are deferred and amortized on a straight-line basis over a 12-month period. Reward costs are recognized when points are earned by the customers.
     Investment banking fees are substantially composed of underwriting and advisory revenues. Investment banking fees are recognized when Citigroup’s performance under the terms of the contractual arrangements is completed, which is typically at the closing of the transaction. Underwriting revenue is recorded in Commissions and fees, net of both reimbursable and non-reimbursable expenses, consistent with the AICPA Audit and Accounting Guide for Brokers and Dealers in Securities (codified in ASC 940-605-05-1). Expenses associated with advisory transactions are recorded in Other operating expenses, net of client reimbursements. Out-of-pocket expenses are deferred and recognized at the time the related revenue is recognized. In general, expenses incurred related to investment banking transactions that fail to close (are not consummated) are recorded gross in Other operating expenses.
     Trading-related fees primarily include commissions and fees from the following: executing transactions for clients on exchanges and over-the-counter markets; sale of mutual funds, insurance and other annuity products; and assisting clients in clearing transactions, providing brokerage services and other such activities. Trading-related fees are recognized when earned in Commissions and fees. Gains or losses, if any, on these transactions are included in Principal transactions (see Note 7 to the Consolidated Financial Statements).
     The following table presents Commissions and fees revenue for the years ended December 31:

In millions of dollars	2012	2011	2010
Credit cards and bank cards	$3,526	$3,603	$3,774
Investment banking	2,991	2,451	2,977
Trading-related	2,296	2,587	2,368
Transaction services	1,441	1,520	1,454
Other Consumer (1)	878	931	1,156
Checking-related	907	926	1,023
Primerica	—	—	91
Loan servicing	313	251	353
Corporate finance (2)	516	519	439
Other	58	62	23
Total commissions and fees	$12,926	$12,850	$13,658

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.
(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

7. PRINCIPAL TRANSACTIONS

Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 5 to the Consolidated Financial Statements for information about net interest revenue related to trading activity. Principal transactions include CVA and DVA.
     The following table presents principal transactions revenue for the years ended December 31:

In millions of dollars	2012	2011	2010
Global Consumer Banking	$812	$716	$533
Institutional Clients Group	4,130	4,873	5,566
Corporate/Other	(192)	45	(406)
Subtotal Citicorp	$4,750	$5,634	$5,693
Local Consumer Lending	$(69)	$(102)	$(217)
Brokerage and Asset Management	5	(11)	(37)
Special Asset Pool	95	1,713	2,078
Subtotal Citi Holdings	$31	$1,600	$1,824
Total Citigroup	$4,781	$7,234	$7,517

Interest rate contracts (1)	$2,301	$5,136	$3,231
Foreign exchange contracts (2)	2,403	2,309	1,852
Equity contracts (3)	158	3	995
Commodity and other contracts (4)	92	76	126
Credit derivatives (5)	(173)	(290)	1,313
Total	$4,781	$7,234	$7,517

(1)	Includes revenues from government securities and corporate debt, municipal securities, preferred stock, mortgage securities and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options and forward contracts on fixed income securities.
(2)	Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as FX translation gains and losses.
(3)	Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes and exchange-traded and OTC equity options and warrants.
(4)	Primarily includes revenues from crude oil, refined oil products, natural gas and other commodities trades.
(5)	Includes revenues from structured credit products.

8. INCENTIVE PLANS

Overview
The Company makes restricted or deferred stock and/or deferred cash awards, as well as stock payments, as part of its discretionary annual incentive award programs involving a large segment of Citigroup’s employees worldwide.
     Stock awards and grants of stock options may also be made at various times during the year as sign-on awards to induce new hires to join the Company, or to high-potential employees as long-term retention awards.
     Long-term restricted stock awards and salary stock payments have also been used to fulfill specific regulatory requirements to deliver annual salary and incentive awards to certain officers and highly-compensated employees in the form of equity.
     Consistent with long-standing practice, a portion of annual compensation for non-employee directors is also delivered in the form of equity awards.
     In addition, equity awards are made occasionally as additional incentives to retain and motivate officers or employees. Various other incentive award programs are made on an annual or other regular basis to retain and motivate certain employees who do not participate in Citigroup’s annual discretionary incentive awards.
     Recipients of Citigroup stock awards generally do not have any stockholder rights until shares are delivered upon vesting or exercise, or after the expiration of applicable restricted periods. Recipients of restricted or deferred stock awards, however, may be entitled to receive dividends or dividend-equivalent payments during the vesting period, unless the award is subject to performance criteria. (Citigroup’s 2009 Stock Incentive Plan currently does not permit the payment or accrual of dividend equivalents on stock awards subject to performance criteria.) Additionally, because unvested shares of restricted stock are considered issued and outstanding, recipients of such awards are generally entitled to vote the shares in their award during the vesting period. Once a stock award vests, the shares are freely transferable, unless they are subject to a restriction on sale or transfer for a specified period. Pursuant to a stock ownership commitment, certain executives have committed to holding most of their vested shares indefinitely.
     All equity awards granted since April 19, 2005, have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of independent non-employee directors.
     At December 31, 2012, approximately 86.9 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2009 Stock Incentive Plan, the only plan from which equity awards are currently granted.
     The 2009 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Until recently, Citigroup’s practice has been to deliver shares from treasury stock upon the exercise or vesting of equity awards. However, newly issued shares were issued to settle certain awards in April 2010, and the vesting of annual deferred stock awards in January 2011, 2012 and 2013. The newly issued shares in April 2010 and January 2011 were specifically intended to increase the Company’s equity capital. The practice of issuing new shares to settle the annual vesting of deferred stock awards is expected to continue in the absence of a share repurchase program by which treasury shares can be replenished. The use of treasury stock or newly issued shares to settle stock awards does not affect the amortization recorded in the Consolidated Income Statement for equity awards.
     The following table shows components of compensation expense relating to the Company’s stock-based compensation programs and deferred cash award programs as recorded during 2012, 2011 and 2010:

In millions of dollars	2012	2011	2010
Charges for estimated awards to
retirement-eligible employees	$444	$338	$366
Option expense	99	161	197
Amortization of deferred cash awards and
deferred cash stock units	198	208	280
Salary stock award expense	—	—	173
Immediately vested stock award expense (1)	60	52	174
Amortization of restricted and deferred
stock awards (2)	864	871	747
Total	$1,665	$1,630	$1,937

(1)	This represents expense for immediately vested stock awards that generally were stock payments in lieu of cash compensation. The expense is generally accrued as cash incentive compensation in the year prior to grant.
(2)	All periods include amortization expense for all unvested awards to non-retirement-eligible employees. Amortization is recognized net of estimated forfeitures of awards.

Annual Incentive Awards
Most of the shares of common stock issued by Citigroup as part of its equity compensation programs are to settle the vesting of restricted and deferred stock awards granted as part of annual incentive awards. These annual incentive awards generally also include immediate cash bonus payments and deferred cash awards, and in the European Union (EU), immediately vested stock payments.
     Annual incentives are generally awarded in the first quarter of the year based upon previous years’ performance. Awards valued at less than US$100,000 (or local currency equivalent) are generally paid entirely in the form of an immediate cash bonus. Pursuant to Citigroup policy and/or regulatory requirements, employees and officers with higher incentive award values are subject to mandatory deferrals of incentive pay, and generally receive 25%-60% of their award in a combination of restricted or deferred stock and deferred cash awards. In some cases, reduced deferral requirements apply to awards valued at less than US$100,000 (or local currency equivalent). Annual incentive awards made to many employees in the EU are subject to deferral requirements between 40%-60%, regardless of the total award value, with 50% of the immediate incentive delivered in the form of a stock payment subject to a restriction on sale or transfer (generally, for six months).
     Deferred annual incentive awards are generally delivered as two awards—a restricted or deferred stock award under the Company’s Capital Accumulation Program (CAP) and a deferred cash award. The applicable mix of CAP and deferred cash awards may vary based on the employee’s minimum deferral requirement and the country of employment. In some cases, the entire deferral will be in the form of either a CAP award or deferred cash.

     Subject to certain exceptions (principally, for retirement-eligible employees), continuous employment within Citigroup is required to vest in CAP and deferred cash awards. Post-employment vesting by retirement-eligible employees and participants who meet other conditions is generally conditioned upon their refraining from competition with Citigroup during the remaining vesting period, unless the employment relationship has been terminated by Citigroup under certain conditions.
     Generally, the CAP and deferred cash awards vest in equal annual installments over three- or four-year periods. Vested CAP awards are delivered in shares of common stock. Dividend equivalent payments are paid to participants during the vesting period, unless the CAP award is subject to the performance-vesting condition described below. Deferred cash awards are payable in cash and earn a fixed notional rate of interest that is paid only if and when the underlying principal award amount vests. Generally, in the EU, vested CAP shares are subject to a restriction on sale or transfer after vesting, and vested deferred cash awards are subject to hold-back (generally, for six months in each case).
     Unvested CAP and deferred cash awards made in January 2011 or later are subject to one or more clawback provisions that apply in certain circumstances, including in the case of employee risk-limit violations or other misconduct or where the awards were based on earnings that were misstated. Deferred cash awards made to certain employees in February 2013 are subject to a discretionary performance-based vesting condition under which an amount otherwise scheduled to vest may be reduced in the event of a “material adverse outcome” for which a participant has “significant responsibility.”
     CAP awards made to certain employees in February 2013 and deferred cash awards made to certain employees in January 2012 are subject to a formulaic performance-based vesting condition pursuant to which amounts otherwise scheduled to vest will be reduced based on the amount of any pre-tax loss by a participant’s business in the calendar year preceding the scheduled vesting date. For the February 2013 CAP awards, a minimum reduction of 20% applies for the first dollar of loss.
     The annual incentive award structure and terms and conditions described above apply generally to awards made in 2011 and later, except where indicated otherwise. Annual incentive awards in January 2009 and 2010 of US$100,000 or more (or local currency equivalent) were generally subject to deferral requirements between 25%-40%. In 2010, because an insufficient number of shares were available for grant under the 2009 Stock Incentive Plan, an alternative award structure was applied, primarily for deferrals of incentive awards in the U.S. and U.K. Under this structure, portions of the amounts that would normally have been deferred in the form of CAP awards were instead awarded as two types of deferred cash awards—one subject to a four-year vesting schedule and earning a LIBOR-based return, and the other subject to a two-year vesting schedule and denominated in stock units, the value of which fluctuated based on the price of Citigroup common stock. Other terms and conditions of these awards were the same as the CAP awards granted in 2010. In 2009, some deferrals were also in the form of a deferred cash award subject to a four-year vesting schedule and earning a LIBOR-based return, in addition to a CAP award.

     Prior to 2009, a mandatory deferral requirement of at least 25% applied to incentive awards valued as low as US$20,000. Deferrals were in the form of CAP awards. In some cases, participants were entitled to elect to receive stock options in lieu of some or all of the value that would otherwise have been awarded as restricted or deferred stock. CAP awards granted prior to 2011 were not subject to clawback provisions or performance criteria.
     The total expense recognized for stock awards represents the fair value of Citigroup common stock at the award date. Generally, the expense is recognized as a charge to income ratably over the vesting period, except for awards to retirement-eligible employees, and stock payments (e.g., salary stock and other immediately vested awards). Whenever awards are made or are expected to be made to retirement-eligible employees, the charge to income is accelerated based on the dates the applicable conditions to retirement eligibility are or will be met. If the employee is retirement eligible on the grant date, the entire expense is recognized in the year prior to the grant. For employees who become retirement eligible during the vesting period, expense is recognized from the grant date until the date eligibility conditions are met.
     Expense for immediately vested stock awards that generally were made in lieu of cash compensation (salary stock and other stock payments) is also recognized in the year prior to the grant in accordance with U.S. GAAP. (See “Other EESA-related Stock Compensation” below for additional information regarding salary stock.)
     Annual incentive awards made in January 2011 and January 2010 to certain executive officers and other highly compensated employees were administered in accordance with the Emergency Economic Stabilization Act of 2008, as amended (EESA), pursuant to structures approved by the Special Master for TARP Executive Compensation (Special Master). Generally the affected executives and employees did not participate in CAP and instead received equity compensation in the form of fully vested stock payments, long-term restricted stock (LTRS), and/or restricted and deferred stock awards, all of which were subject to vesting requirements over periods of up to three years, and/or sale restrictions. Certain of these awards are subject to discretionary performance-based vesting conditions. These awards, and CAP awards to participants in the EU that are subject to certain clawback provisions, are subject to variable accounting, pursuant to which the associated charges fluctuate with changes in Citigroup’s common stock price over the applicable vesting periods. For these awards, the total amount that will be recognized as expense cannot be determined in full until the awards vest. For stock awards subject to discretionary performance conditions, compensation expense was accrued based on Citigroup’s common stock price at the end of the reporting period, and the estimated outcome of meeting the performance conditions.
     In January 2009, certain senior executives received 30% of their annual incentive awards as performance-vesting equity awards conditioned primarily on stock-price performance. Because the price targets were not met, only a fraction of the awards vested. The fraction of awarded shares that vested was determined based on a ratio of the price of Citigroup’s common stock on January 14, 2013, to the award’s price targets of $106.10 and $178.50. None of the shares awarded or vested were entitled to any payment or accrual of dividend equivalents. The fair value of the awards was recognized as compensation expense ratably over the vesting period.

This fair value was determined using the following assumptions:

Weighted-average per-share fair value	$22.97
Weighted-average expected life	3.85 years
Valuation assumptions
Expected volatility	36.07%
Risk-free interest rate	1.21%
Expected dividend yield	0.88%

     From 2003 to 2007, Citigroup granted annual stock awards under its Citigroup Ownership Program (COP) to a broad base of employees who were not eligible for CAP. The COP awards of restricted or deferred stock vest after three years, but otherwise have terms similar to CAP. Amortization of restricted and deferred stock awards shown in the table above for 2010 included expense associated with these awards.

Sign-on and Long-Term Awards
As referenced above, from time to time, restricted or deferred stock awards, and/or stock option grants are made outside of Citigroup’s annual incentive programs to induce employees to join Citigroup or as special retention awards to key employees. Vesting periods vary, but are generally two to four years. Generally, recipients must remain employed through the vesting dates to vest in the awards, except in cases of death, disability, or involuntary termination other than for “gross misconduct.” Unlike CAP awards, these awards do not usually provide for post-employment vesting by retirement-eligible participants. If these stock awards are subject to certain clawback provisions or performance conditions, they may be subject to variable accounting.
     Deferred cash awards are often granted to induce new hires to join the Company, and are usually intended to replace deferred incentives awarded by prior employers that were forfeited when the employees joined Citigroup. As such, the vesting schedules and terms and conditions of these awards are generally structured to match the vesting schedules and terms and conditions of the forfeited awards. Expense taken in 2012 for these awards was $147 million.
     A retention award of deferred stock to then-CEO Vikram Pandit was made on May 17, 2011, and was scheduled to vest in three equal installments on December 31, 2013, 2014, and 2015. The award was cancelled in its entirety when Mr. Pandit resigned in October 2012. Because of discretionary performance vesting conditions, the award was subject to variable accounting until its cancellation in the fourth quarter of 2012.

Other EESA-related Stock Compensation
Pursuant to structures approved by the Special Master in 2009, and in January and September 2010, certain executives and highly-compensated employees received stock payments in lieu of salary that would have otherwise been paid in cash (salary stock). Shares awarded as salary stock are immediately vested but become transferrable in monthly installments over periods of one to three years. There are no provisions for early release of the transfer restrictions on salary stock in the event of retirement, involuntary termination of employment, change in control, or any other reason.

Director Compensation
Non-employee directors receive part of their compensation in the form of deferred stock awards that vest in two years, and may elect to receive part of their retainer in the form of a stock payment, which they may elect to defer.
     A summary of the status of Citigroup’s unvested stock awards that are not subject to variable accounting at December 31, 2012 and changes during the 12 months ended December 31, 2012 are presented below:

		Weighted-average
		grant date
Unvested stock awards	Shares	fair value
Unvested at January 1, 2012	50,213,124	$50.90
New awards	33,452,028	30.51
Cancelled awards	(2,342,822)	39.15
Vested awards (1)	(17,345,405)	62.12
Unvested at December 31, 2012	63,976,925	$37.62

(1)	The weighted-average fair value of the vestings during 2012 was approximately $32.78 per share.

     A summary of the status of Citigroup’s unvested stock awards that are subject to variable accounting at December 31, 2012, and changes during the 12 months ended December 31, 2012, are presented below:

		Weighted-average
		award issuance
Unvested stock awards	Shares	fair value
Unvested at January 1, 2012	5,290,798	$49.30
New awards	2,219,213	30.55
Cancelled awards	(377,358)	43.92
Vested awards (1)	(1,168,429)	50.16
Unvested at December 31, 2012	5,964,224	$42.50

(1)	The weighted-average fair value of the vestings during 2012 was approximately $29.18 per share.

     At December 31, 2012, there was $886 million of total unrecognized compensation cost related to unvested stock awards, net of the forfeiture provision. That cost is expected to be recognized over a weighted-average period of 2.1 years. However, the cost of awards subject to variable accounting will fluctuate with changes in Citigroup’s common stock price.

Stock Option Programs
While the Company no longer grants options as part of its annual incentive award programs, Citigroup may grant stock options to employees or directors on a one-time basis, as sign-on awards or as retention awards, as referenced above. All stock options are granted on Citigroup common stock with exercise prices that are no less than the fair market value at the time of grant (which is defined under the 2009 Stock Incentive Plan to be the NYSE closing price on the trading day immediately preceding the grant date or on the grant date for grants to executive officers). Vesting periods and other terms and conditions of sign-on and retention option grants tend to vary by grant. Beginning in 2009, Citigroup eliminated the stock option election for all directors and employees (except certain CAP participants who were permitted to make a stock option election for awards made in 2009). This stock option election allowed participants to trade a certain percentage of their annual incentive that would otherwise be granted in CAP shares and elect to have the award delivered instead as a stock option.

     On February 14, 2011, Citigroup granted options exercisable for approximately 2.9 million shares of Citigroup common stock to certain of its executive officers. The options have six-year terms and vest in three equal annual installments beginning on February 14, 2012. The exercise price of the options is $49.10, which was the closing price of a share of Citigroup common stock on the grant date. On any exercise of the options before the fifth anniversary of the grant date, the shares received on exercise (net of the amount required to pay taxes and the exercise price) are subject to a one-year transfer restriction.
     On April 20, 2010, Citigroup made an option grant to a group of employees who were not eligible for the October 29, 2009 broad-based grant described below. The options were awarded with an exercise price equal to the NYSE closing price of a share of Citigroup common stock on the trading day immediately preceding the date of grant ($48.80). The options vest in three annual installments beginning on October 29, 2010. The options have a six-year term.
     On October 29, 2009, Citigroup made a broad-based option grant to employees worldwide. The options have a six-year term, and generally vest in three equal installments over three years, beginning on the first anniversary of the grant date. The options were awarded with an exercise price equal to the NYSE closing price on the trading day immediately preceding the date of grant ($40.80). The CEO and other employees whose 2009 compensation was subject to structures approved by the Special Master did not participate in this grant.
     In January 2009, members of Citigroup’s Management Executive Committee received 10% of their awards as performance-priced stock options, with an exercise price that placed the awards significantly “out of the money” on the date of grant. Half of each executive’s options have an exercise price of $178.50 and half have an exercise price of $106.10. The options were granted on a day on which the NYSE closing price of a share of Citigroup common stock was $45.30. The options have a 10-year term and vest ratably over a four-year period.
     Generally, all other options granted from 2003 through 2009 have six-year terms and vest ratably over three- or four-year periods; however, options granted to directors provided for cliff vesting. All outstanding options granted prior to 2009 are significantly out of the money.
     Prior to 2003, Citigroup options had 10-year terms and generally vested at a rate of 20% per year over five years (with the first vesting date occurring 12 to 18 months following the grant date). All outstanding options that were granted prior to 2003 expired in 2012.
     From 1997 to 2002, a broad base of employees participated in annual option grant programs. The options vested over five-year periods, or cliff vested after five years, and had 10-year terms but no reload features. No grants have been made under these programs since 2002 and all options that remained outstanding expired in 2012.
     All unvested options granted to former CEO Vikram Pandit, including premium-priced stock options granted on May 17, 2011, were cancelled upon his resignation in October 2012.

Information with respect to stock option activity under Citigroup stock option programs for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012			2011			2010
		Weighted-			Weighted-			Weighted-
		average	Intrinsic		average	Intrinsic		average	Intrinsic
		exercise	value		exercise	value		exercise	value
	Options	price	per share	Options	price	per share	Options	price	per share
Outstanding, beginning of period	37,596,029	$69.60	$—	37,486,011	$93.70	$—	40,404,481	$127.50	$—
Granted—original	—	—	—	3,425,000	48.86	—	4,450,017	47.80	—
Forfeited or exchanged	(858,906)	83.84	—	(1,539,227)	176.41	—	(4,368,086)	115.10	—
Expired	(1,716,726)	438.14	—	(1,610,450)	487.24	—	(2,935,863)	458.70	—
Exercised	—	—	—	(165,305)	40.80	6.72	(64,538)	40.80	3.80
Outstanding, end of period	35,020,397	$51.20	$—	37,596,029	$69.60	$—	37,486,011	$93.70	$—
Exercisable, end of period	32,973,444			23,237,069			15,189,710

The following table summarizes the information about stock options outstanding under Citigroup stock option programs at December 31, 2012:

	Options outstanding			Options exercisable
		Weighted-average
	Number	contractual life	Weighted-average	Number	Weighted-average
Range of exercise prices	outstanding	remaining	exercise price	exercisable	exercise price
$29.70–$49.99 (1)	33,392,541	3.1 years	$42.40	31,431,666	$42.02
$50.00–$99.99	69,956	8.1 years	56.76	69,132	56.64
$100.00–$199.99	516,577	5.9 years	147.33	431,323	148.33
$200.00–$299.99	754,375	1.7 years	243.85	754,375	243.85
$300.00–$399.99	206,627	4.9 years	335.97	206,627	335.97
$400.00–$557.00	80,321	0.1 years	543.69	80,321	543.69
Total at December 31, 2012	35,020,397	3.1 years	$51.20	32,973,444	$51.13

(1)	A significant portion of the outstanding options are in the $40 to $45 range of exercise prices.

     As of December 31, 2012, there was $8.7 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted-average period of 0.3 years.
     Valuation and related assumption information for Citigroup option programs is presented below. Citigroup uses a lattice-type model to value stock options.

For options granted during	2012	2011	2010
Weighted-average per-share fair value,
at December 31	N/A	$13.90	$16.60
Weighted-average expected life
Original grants	N/A	4.95 yrs.	6.06 yrs.
Valuation assumptions
Expected volatility	N/A	35.64%	36.42%
Risk-free interest rate	N/A	2.33%	2.88%
Expected dividend yield	N/A	0.00%	0.00%
Expected annual forfeitures
Original and reload grants	N/A	9.62%	9.62%

N/A Not applicable

Profit Sharing Plan
In October 2010, the Committee approved awards under the 2010 Key Employee Profit Sharing Plan (KEPSP), which may entitle participants to profit-sharing payments based on an initial performance measurement period of January 1, 2010 through December 31, 2012. Generally, if a participant remains employed and all other conditions to vesting and payment are satisfied, the participant will be entitled to an initial payment in 2013, as well as a holdback payment in 2014 that may be reduced based on performance during the subsequent holdback period (generally, January 1, 2013 through December 31, 2013). If the vesting and performance conditions are satisfied, a participant’s initial payment will equal two-thirds of the product of the cumulative pretax income of Citicorp (as defined in the KEPSP) for the initial performance period and the participant’s applicable percentage. The initial payment will be paid after January 20, 2013 but no later than March 15, 2013.
     The participant’s holdback payment, if any, will equal the product of (i) the lesser of cumulative pretax income of Citicorp for the initial performance period and cumulative pretax income of Citicorp for the initial performance period and the holdback period combined (generally, January 1, 2010 through December 31, 2013), and (ii) the participant’s applicable percentage, less the initial payment; provided that the holdback payment may not be less than zero. The holdback payment, if any, will be paid after January 20, 2014 but no later than March 15, 2014. The holdback payment, if any, will be credited with notional interest during the holdback period. It is intended that the initial payment and holdback payment will be paid in cash; however, awards may be paid in Citigroup common stock if required by regulatory authority. Regulators have required that U.K. participants receive at least 50% of their initial payment and at least 50% of their holdback payment, if any, in shares of Citigroup common stock that will be subject to a six-month sales restriction. Clawbacks apply to the award.
     Independent risk function employees were not eligible to participate in the KEPSP, as the independent risk function participates in the determination of whether payouts will be made under the KEPSP. Instead, key employees in the independent risk function were eligible to receive deferred cash retention awards, which vest two-thirds on January 20, 2013 and one-third on January 20, 2014. The deferred cash awards incentivize key risk employees to contribute to the Company’s long-term profitability by ensuring that the Company’s risk profile is properly aligned with its long-term strategies, objectives and risk appetite, thereby, aligning the employees’ interests with those of Company shareholders.
     On February 14, 2011, the Committee approved grants of awards under the 2011 KEPSP to certain executive officers, and on May 17, 2011 to the then-CEO Vikram Pandit. These awards have a performance period of January 1, 2011 to December 31, 2012 and other terms of the awards are similar to the 2010 KEPSP. The KEPSP award granted to Mr. Pandit was cancelled upon his resignation in October 2012.
     Expense recognized in 2012 in respect of the KEPSP was $246 million.

Performance Share Units
Certain executive officers were awarded a target number of performance share units (PSUs) on February 19, 2013 for performance in 2012. PSUs will be earned only to the extent that Citigroup attains specified performance goals relating to Citigroup’s return on assets and relative total shareholder return against peers over a three-year period covering 2013, 2014 and 2015. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded. The value of each PSU is equal to the value of one share of Citi common stock. The value of the award will fluctuate with changes in Citigroup’s share price and the attainment of the specified performance goals, until it is settled solely in cash after the end of the performance period.

Variable Incentive Compensation
Citigroup has various incentive plans globally that are used to motivate and reward performance primarily in the areas of sales, operational excellence and customer satisfaction. These programs are reviewed on a periodic basis to ensure that they are structured appropriately, aligned to shareholder interests and adequately risk balanced. For the years ended December 31, 2012 and 2011, Citigroup expensed $670 million and $1.0 billion, respectively, for these plans globally.

9. RETIREMENT BENEFITS

Pension and Postretirement Plans
The Company has several non-contributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan was frozen effective January 1, 2008 for most employees. Accordingly, no additional compensation-based contributions were credited to the cash balance portion of the plan for existing plan participants after 2007. However, certain employees covered under the prior final pay plan formula continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.
     The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States. The Company uses a December 31 measurement date for its U.S. and non-U.S. plans.

Net (Benefit) Expense

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Qualified Plans
Benefits earned during the year	$12	$13	$14	$199	$203	$167	$—	$—	$1	$29	$28	$23
Interest cost on benefit obligation	565	612	644	367	382	342	44	53	59	116	118	105
Expected return on plan assets	(897)	(890)	(874)	(399)	(422)	(378)	(4)	(6)	(8)	(108)	(117)	(100)
Amortization of unrecognized
Net transition obligation	—	—	—	—	(1)	(1)	—	—	—	—	—	—
Prior service cost (benefit)	(1)	(1)	(1)	4	4	4	(1)	(3)	(3)	—	—	—
Net actuarial loss	96	64	47	77	72	57	4	3	11	25	24	20
Curtailment (gain) loss	—	—	—	10	4	1	—	—	—	—	—	—
Settlement (gain) loss	—	—	—	35	10	7	—	—	—	—	—	—
Special termination benefits	—	—	—	1	27	5	—	—	—	—	—	—
Net qualified (benefit) expense	$(225)	$(202)	$(170)	$294	$279	$204	$43	$47	$60	$62	$53	$48
Nonqualified plans expense	$42	$42	$41	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(183)	$(160)	$(129)	$294	$279	$204	$43	$47	$60	$62	$53	$48

Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no minimum required cash contributions for 2012 or 2011. The following table summarizes the actual Company contributions for the years ended December 31, 2012 and 2011, as well as estimated expected Company contributions for 2013. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

	Pension plans							(1)	Postretirement plans						(1)
	U.S. plans			(2)	Non-U.S. plans				U.S. plans			Non-U.S. plans
In millions of dollars	2013	2012	2011		2013	2012	2011		2013	2012	2011	2013	2012	2011
Cash contributions paid by the Company	$—	$—	$—		$177	$270	$342		$—	$—	$—	$82	$88	$70
Benefits paid directly by the Company	54	54	51		47	82	47		57	54	53	5	4	5
Total Company contributions	$54	$54	$51		$224	$352	$389		$57	$54	$53	$87	$92	$75

(1)	Payments reported for 2013 are expected amounts.
(2)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plan.

     The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income (loss) into net expense in 2013 are approximately $226 million and $3 million, respectively, for defined benefit pension plans. For postretirement plans, the estimated 2013 net actuarial loss and prior service cost amortizations are approximately $45 million and $(1) million, respectively.

     The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.

Net Amount Recognized

	Pension plans				Postretirement plans
	U.S. plans	(1)	Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2012	2011	2012	2011	2012	2011	2012	2011
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,377	$11,730	$6,262	$6,189	$1,127	$1,179	$1,368	$1,395
Benefits earned during the year	12	13	199	203	—	—	29	28
Interest cost on benefit obligation	565	612	367	382	44	53	116	118
Plan amendments	(13)	—	17	2	—	—	—	—
Actuarial (gain) loss	965	655	923	59	(24)	(44)	457	29
Benefits paid, net of participating contributions	(638)	(633)	(306)	(282)	(85)	(79)	(54)	(54)
Expected Medicare Part D subsidy	—	—	—	—	10	10	—	—
Settlements	—	—	(254)	(44)	—	—	—	—
Curtailment (gain) loss	—	—	(8)	3	—	—	—	—
Special/contractual termination benefits	—	—	1	27	—	—	—	—
Foreign exchange impact and other	—	—	198	(277)	—	8	86	(148)
Projected benefit obligation at year end	$13,268	$12,377	$7,399	$6,262	$1,072	$1,127	$2,002	$1,368
Change in plan assets
Plan assets at fair value at beginning of year	$11,991	$11,561	$6,421	$6,145	$74	$95	$1,096	$1,176
Actual return on plan assets	1,303	1,063	786	526	7	5	277	40
Company contributions	—	—	352	389	54	53	92	75
Plan participants contributions	—	—	6	6	58	65	—	—
Settlements	—	—	(254)	(44)	—	—	—	—
Benefits paid	(638)	(633)	(312)	(288)	(143)	(144)	(54)	(54)
Foreign exchange impact and other	—	—	155	(313)	—	—	86	(141)
Plan assets at fair value at year end	$12,656	$11,991	$7,154	$6,421	$50	$74	$1,497	$1,096
Funded status of the plan at year end (2)	$(612)	$(386)	$(245)	$159	$(1,022)	$(1,053)	$(505)	(272)
Net amount recognized
Benefit asset	$—	$—	$763	$874	$—	$—	$—	$—
Benefit liability	(612)	(386)	(1,008)	(715)	(1,022)	(1,053)	(505)	(272)
Net amount recognized on the balance sheet	$(612)	$(386)	$(245)	$159	$(1,022)	$(1,053)	$(505)	$(272)
Amounts recognized in Accumulated
other comprehensive income (loss)
Net transition obligation	$—	$—	$(2)	$1	$—	$—	$(1)	$(1)
Prior service cost (benefit)	13	1	(33)	(23)	1	3	5	5
Net actuarial loss	(4,904)	(4,440)	(1,936)	(1,454)	(123)	(152)	(802)	(509)
Net amount recognized in equity—pretax	$(4,891)	$(4,439)	$(1,971)	$(1,476)	$(122)	$(149)	$(798)	(505)
Accumulated benefit obligation at year end	$13,246	$12,337	$6,369	$5,463	$1,072	$1,127	$2,002	$1,368

(1)	The U.S. plans exclude nonqualified pension plans, for which the aggregate projected benefit obligation was $769 million and $713 million and the aggregate accumulated benefit obligation was $738 million and $694 million at December 31, 2012 and 2011, respectively. These plans are unfunded. As such, the funded status of these plans is $(769) million and $(713) million at December 31, 2012 and 2011, respectively. Accumulated other comprehensive income (loss) reflects pretax charges of $298 million and $231 million at December 31, 2012 and 2011, respectively, that primarily relate to net actuarial loss.
(2)	The U.S. qualified pension plan is fully funded under specified ERISA funding rules as of January 1, 2013 and no minimum required funding is expected for 2012 or 2013.

     The following table shows the change in Accumulated other comprehensive income (loss) for the years ended December 31, 2012 and 2011:

In millions of dollars	2012	2011
Balance, January 1, net of tax (1)	$(4,282)	$(4,105)
Actuarial assumptions changes and plan experience (2)	(2,400)	(820)
Net asset gain due to actual returns
exceeding expected returns	963	197
Net amortizations	214	183
Foreign exchange impact and other	(155)	28
Change in deferred taxes, net	390	235
Change, net of tax	$(988)	$(177)
Balance, December 31, net of tax (1)	$(5,270)	$(4,282)

(1)	See Note 21 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.
(2)	Includes $62 million and $70 million in net actuarial losses related to U.S. nonqualified pension plans for 2012 and 2011, respectively.

     At December 31, 2012 and 2011, for both qualified and nonqualified plans and for both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets are presented for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets as follows:

	PBO exceeds fair value of plan assets					ABO exceeds fair value plan assets
	U.S. plans		(1)	Non-U.S. plans		U.S. plans		(1)	Non-U.S. plans
In millions of dollars	2012	2011		2012	2011	2012	2011		2012	2011
Projected benefit obligation	$14,037	$13,089		$4,792	$2,386	$14,037	$13,089		$2,608	$1,970
Accumulated benefit obligation	13,984	13,031		3,876	1,992	13,984	13,031		2,263	1,691
Fair value of plan assets	12,656	11,991		3,784	1,671	12,656	11,991		1,677	1,139

(1)	In 2012, the PBO and ABO of the U.S. plans include $13,268 million and $13,246 million, respectively, relating to the qualified plan and $769 million and $738 million, respectively, relating to the nonqualified plans. In 2011, the PBO and ABO of the U.S. plans include $12,377 million and $12,337 million, respectively, relating to the qualified plan and $712 million and $694 million, respectively, relating to the nonqualified plans.

     At December 31, 2012, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, were less than plan assets by $0.2 billion. At December 31, 2011, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, exceeded plan assets by $0.6 billion.

Plan Assumptions
The Company utilizes a number of assumptions to determine plan obligations and expense. Changes in one or a combination of these assumptions will have an impact on the Company’s pension and postretirement PBO, funded status and benefit expense. Changes in the plans’ funded status resulting from changes in the PBO and fair value of plan assets will have a corresponding impact on Accumulated other comprehensive income (loss).
     Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expenses for the Company’s plans are shown in the following table:

At year end	2012	2011
Discount rate
U.S. plans (1)
Pension	3.90%	4.70%
Postretirement	3.60	4.30
Non-U.S. pension plans
Range	1.50 to 28.00	1.75 to 13.25
Weighted average	5.24	5.94
Future compensation increase rate
U.S. plans (2)	N/A	N/A
Non-U.S. pension plans
Range	1.20 to 26.00	1.60 to 13.30
Weighted average	3.93	4.04
Expected return on assets
U.S. plans	7.00	7.50
Non-U.S. pension plans
Range	0.90 to 11.50	1.00 to 12.50
Weighted average	5.76	6.25

During the year	2012	2011
Discount rate
U.S. plans (1)
Pension	4.70%	5.45%
Postretirement	4.30	5.10
Non-U.S. pension plans
Range	1.75 to 13.25	1.75 to 14.00
Weighted average	5.94	6.23
Future compensation increase rate
U.S. plans (2)	N/A	N/A
Non-U.S. pension plans
Range	1.60 to 13.30	1.00 to 11.00
Weighted average	4.04	4.66
Expected return on assets
U.S. plans	7.50	7.50
Non-U.S. pension plans
Range	1.00 to 12.50	1.00 to 12.50
Weighted average	6.25	6.89

(1)	Weighted-average rates for the U.S. plans equal the stated rates.
(2)	Since the U.S. qualified pension plan was frozen, a compensation increase rate applies only to certain small groups of grandfathered employees accruing benefits under a final pay plan formula. Only the future compensation increases for these grandfathered employees will affect future pension expense and obligations. Compensation increase rates for these small groups of participants range from 3.00% to 4.00%.

A discussion of certain key assumptions follows.

Discount Rate
The discount rates for the U.S. pension and postretirement plans were selected by reference to a Citigroup-specific analysis using each plan’s specific cash flows and compared with high-quality corporate bond indices for reasonableness. Citigroup’s policy is to round to the nearest five hundredths of a percent.
     Accordingly, at December 31, 2012, the discount rate was set at 3.90% for the pension plans and 3.60% for the postretirement plans. At December 31, 2011, the discount rate was set at 4.70% for the pension plans and 4.30% for the postretirement plans.
     The discount rates for the non-U.S. pension and postretirement plans are selected by reference to high-quality corporate bond rates in countries that have developed corporate bond markets. However, where developed corporate bond markets do not exist, the discount rates are selected by reference to local government bond rates with a premium added to reflect the additional risk for corporate bonds in certain countries.

Expected Rate of Return
The Company determines its assumptions for the expected rate of return on plan assets for its U.S. pension and postretirement plans using a “building block” approach, which focuses on ranges of anticipated rates of return for each asset class. A weighted range of nominal rates is then determined based on target allocations to each asset class. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting any past trends.
     The Company considers the expected rate of return to be a long-term assessment of return expectations and does not anticipate changing this assumption annually unless there are significant changes in investment strategy or economic conditions. This contrasts with the selection of the discount rate and certain other assumptions, which are reconsidered annually in accordance with generally accepted accounting principles.
     The expected rate of return for the U.S. pension and postretirement plans was 7.00% at December 31, 2012, 7.50% at December 31, 2011, and 7.50% at December 31, 2010. Actual returns in 2012, 2011 and 2010 were greater than the expected returns. The expected return on assets reflects the expected annual appreciation of the plan assets and reduces the annual pension expense of the Company. It is deducted from the sum of service cost, interest cost and other components of pension expense to arrive at the net pension (benefit) expense. Net pension (benefit) expense for the U.S. pension plans for 2012, 2011, and 2010 reflects deductions of $897 million, $890 million, and $874 million of expected returns, respectively.

     The following table shows the expected rate of return during the year versus actual rate of return on plan assets for 2012, 2011 and 2010 for the U.S. pension and postretirement plans:

	2012	2011	2010
Expected rate of return (1)	7.50%	7.50%	7.75%
Actual rate of return (2)	11.79%	11.13%	14.11%

(1)	Effective December 31, 2012, the expected rate of return decreased from 7.50% to 7.00%.
(2)	Actual rates of return are presented gross of fees.

     For the non-U.S. plans, pension expense for 2012 was reduced by the expected return of $399 million, compared with the actual return of $786 million. Pension expense for 2011 and 2010 was reduced by expected returns of $422 million and $378 million, respectively. Actual returns were higher in 2012, 2011, and 2010 than the expected returns in those years.

Sensitivities of Certain Key Assumptions
The following tables summarize the effect on pension expense of a one-percentage-point change in the discount rate:

	One-percentage-point increase
In millions of dollars	2012	2011	2010
U.S. plans	$18	$19	$19
Non-U.S. plans	(48)	(57)	(49)

	One-percentage-point decrease
In millions of dollars	2012	2011	2010
U.S. plans	$(36)	$(34)	$(34)
Non-U.S. plans	64	70	56

     Since the U.S. qualified pension plan was frozen, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the U.S. qualified pension plan is driven more by interest costs than service costs, and an increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.

     The following tables summarize the effect on pension expense of a one-percentage-point change in the expected rates of return:

	One-percentage-point increase
In millions of dollars	2012	2011	2010
U.S. plans	$(120)	$(118)	$(119)
Non-U.S. plans	(64)	(62)	(54)

	One-percentage-point decrease
In millions of dollars	2012	2011	2010
U.S. plans	$120	$118	$119
Non-U.S. plans	64	62	54

Health-Care Cost-Trend Rate
Assumed health-care cost-trend rates were as follows:

	2012	2011
Health-care cost increase rate for U.S. plans
Following year	8.50%	9.00%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2020	2020

     A one-percentage-point change in assumed health-care cost-trend rates would have the following effects:

			One-
	One-percentage-		percentage-
	point increase		point decrease
In millions of dollars	2012	2011	2012	2011
Effect on benefits earned and
interest cost for U.S. plans	$2	$2	$(1)	$(2)
Effect on accumulated
postretirement benefit
obligation for U.S. plans	44	43	(39)	(38)

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans at December 31, 2012 and 2011, and the target allocations for 2013 by asset category based on asset fair values, are as follows:

	Target asset	U.S. pension assets		U.S. postretirement assets
	allocation	at December 31,		at December 31,
Asset category (1)	2013	2012	2011	2012	2011
Equity securities (2)	0 - 30%	17%	16%	17%	16%
Debt securities	25 - 73	45	44	45	44
Real estate	0 - 7	5	5	5	5
Private equity	0 - 15	11	13	11	13
Other investments	12 - 29	22	22	22	22
Total		100%	100%	100%	100%

(1)	Asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.
(2)	Equity securities in the U.S. pension plans include no Citigroup common stock at the end of 2012 and 2011.

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

     Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges at the end of 2012 and 2011, and the weighted-average target allocations for 2013 by asset category based on asset fair values are as follows:

	Non-U.S. pension plans
	Weighted-average	Actual range		Weighted-average
	target asset allocation	at December 31,		at December 31,
Asset category	2013	2012	2011	2012	2011
Equity securities	16%	0 to 63%	0 to 65%	16%	19%
Debt securities	75	0 to 100	0 to 99	72	71
Real estate	1	0 to 41	0 to 42	1	1
Other investments	8	0 to 100	0 to 100	11	9
Total	100%			100%	100%

	Non-U.S. postretirement plans
	Weighted-average	Actual range		Weighted-average
	target asset allocation	at December 31,		at December 31,
Asset category	2013	2012	2011	2012	2011
Equity securities	27%	0 to 28%	0 to 44%	28%	44%
Debt securities	55	46 to 100	45 to 100	46	45
Other investments	18	0 to 26	0 to 11	26	11
Total	100%			100%	100%

Fair Value Disclosure
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methodology utilized by the Company, see “Significant Accounting Policies and Significant Estimates” and Note 25 to the Consolidated Financial Statements.
     Certain investments may transfer between the fair value hierarchy classifications during the year due to changes in valuation methodology and pricing sources. There were no significant transfers of investments between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.
     Plan assets by detailed asset categories and the fair value hierarchy are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans				(1)
	Fair value measurement at December 31, 2012
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$677	$—	$—	$677
Non-U.S. equity	412	5	—	417
Mutual funds	177	—	—	177
Commingled funds	—	1,132	—	1,132
Debt securities
U.S. Treasuries	1,431	—	—	1,431
U.S. agency	—	112	—	112
U.S. corporate bonds	1	1,396	—	1,397
Non-U.S. government debt	—	387	—	387
Non-U.S. corporate bonds	4	346	—	350
State and municipal debt	—	142	—	142
Hedge funds	—	1,132	1,524	2,656
Asset-backed securities	—	55	—	55
Mortgage-backed securities	—	52	—	52
Annuity contracts	—	—	130	130
Private equity	—	—	2,419	2,419
Derivatives	593	37	—	630
Other investments	—	—	142	142
Total investments at fair value	$3,295	$4,796	$4,215	$12,306
Cash and short-term investments	$130	$906	$—	$1,036
Other investment receivables	—	6	24	30
Total assets	$3,425	$5,708	$4,239	$13,372
Other investment liabilities	$(607)	$(60)	$—	$(667)
Total net assets	$2,818	$5,648	$4,239	$12,705

(1)	The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2012, the allocable interests of the U.S. pension and postretirement benefit plans were 99.6% and 0.4%, respectively.

In millions of dollars	U.S. pension and postretirement benefit plans				(1)
	Fair value measurement at December 31, 2011
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$572	$5	$51	$628
Non-U.S. equity	229	—	19	248
Mutual funds	137	—	—	137
Commingled funds	440	594	—	1,034
Debt securities
U.S. Treasuries	1,760	—	—	1,760
U.S. agency	—	120	—	120
U.S. corporate bonds	2	1,073	5	1,080
Non-U.S. government debt	—	352	—	352
Non-U.S. corporate bonds	4	271	—	275
State and municipal debt	—	122	—	122
Hedge funds	—	1,087	870	1,957
Asset-backed securities	—	19	—	19
Mortgage-backed securities	—	32	—	32
Annuity contracts	—	—	155	155
Private equity	—	—	2,474	2,474
Derivatives	691	36	—	727
Other investments	92	20	121	233
Total investments at fair value	$3,927	$3,731	$3,695	$11,353
Cash and short-term investments	$412	$402	$—	$814
Other investment receivables	—	393	221	614
Total assets	$4,339	$4,526	$3,916	$12,781
Other investment liabilities	$(683)	$(33)	$—	$(716)
Total net assets	$3,656	$4,493	$3,916	$12,065

(1)	The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2011, the allocable interests of the U.S. pension and postretirement benefit plans were 99.2% and 0.8%, respectively.

In millions of dollars	Non-U.S. pension and postretirement benefit plans
	Fair value measurement at December 31, 2012
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$12	$12	$—	$24
Non-U.S. equity	88	77	48	213
Mutual funds	31	4,583	—	4,614
Commingled funds	26	—	—	26
Debt securities
U.S. Treasuries	—	1	—	1
U.S. corporate bonds	10	478	—	488
Non-U.S. government debt	1,806	144	4	1,954
Non-U.S. corporate bonds	162	804	4	970
State and municipal debt	—	—	—	—
Hedge funds	—	—	16	16
Mortgage-backed securities	—	1	—	1
Annuity contracts	—	5	6	11
Derivatives	—	40	—	40
Other investments	3	9	219	231
Total investments at fair value	$2,138	$6,154	$297	$8,589
Cash and short-term investments	$56	$4	$3	$63
Total assets	$2,194	$6,158	$300	$8,652

In millions of dollars	Non-U.S. pension and postretirement benefit plans
	Fair value measurement at December 31, 2011
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$12	$—	$—	$12
Non-U.S. equity	48	180	5	233
Mutual funds	11	4,439	32	4,482
Commingled funds	26	—	—	26
Debt securities
U.S. Treasuries	1	—	—	1
U.S. corporate bonds	1	379	—	380
Non-U.S. government debt	1,484	129	5	1,618
Non-U.S. corporate bonds	5	318	3	326
State and municipal debt	—	—	—	—
Hedge funds	—	3	12	15
Mortgage-backed securities	1	—	—	1
Annuity contracts	—	3	—	3
Derivatives	—	3	—	3
Other investments	3	6	240	249
Total investments at fair value	$1,592	$5,460	$297	$7,349
Cash and short-term investments	$168	$—	$—	$168
Total assets	$1,760	$5,460	$297	$7,517

Level 3 Roll Forward
The reconciliations of the beginning and ending balances during the period for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	fair value at	gains	gains	sales, and	and/or out of	fair value at
Asset categories	Dec. 31, 2011	(losses)	(losses)	issuances	Level 3	Dec. 31, 2012
Equity securities
U.S. equity	$51	$—	$—	$—	$(51)	$—
Non-U.S. equity	19	—	8	—	(27)	—
Debt securities
U.S. corporate bonds	5	—	1	—	(6)	—
Non-U.S. government debt	—	(1)	—	1	—	—
Non-U.S. corporate bonds	—	—	—	—	—	—
Hedge funds	870	(28)	149	199	334	1,524
Annuity contracts	155	—	6	(31)	—	130
Private equity	2,474	267	98	(484)	64	2,419
Other investments	121	—	14	12	(5)	142
Total investments	$3,695	$238	$276	$(303)	$309	$4,215
Other investment receivables	221	—	—	—	(197)	24
Total assets	$3,916	$238	$276	$(303)	$112	$4,239

In millions of dollars	U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	fair value at	gains	gains	sales, and	and/or out of	fair value at
Asset categories	Dec. 31, 2010	(losses)	(losses)	issuances	Level 3	Dec. 31, 2011
Equity securities
U.S. equity	$—	$—	$—	$—	$51	$51
Non-U.S. equity	—	—	(1)	—	20	19
Debt securities
U.S. corporate bonds	5	(2)	(1)	(1)	4	5
Non-U.S. corporate bonds	1	—	—	(1)	—	—
Hedge funds	1,014	42	(45)	(131)	(10)	870
Annuity contracts	187	—	3	(35)	—	155
Private equity	2,920	89	94	(497)	(132)	2,474
Other investments	4	—	(6)	—	123	121
Total investments	$4,131	$129	$44	$(665)	$56	$3,695
Other investment receivables	—	—	—	221	—	221
Total assets	$4,131	$129	$44	$(444)	$56	$3,916

In millions of dollars	Non-U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	fair value at	gains	gains	sales, and	and/or out of	fair value at
Asset categories	Dec. 31, 2011	(losses)	(losses)	issuances	Level 3	Dec. 31, 2012
Equity securities
Non-U.S. equity	$5	$—	$—	$43	$—	$48
Mutual funds	32	—	—	(10)	(22)	—
Debt securities
Non-U.S. government bonds	5	—	—	—	(1)	4
Non-U.S. corporate bonds	3	(3)	—	2	2	4
Hedge funds	12	—	—	—	4	16
Annuity contracts	—	—	—	1	5	6
Other investments	240	7	14	(23)	(19)	219
Total investments	$297	$4	$14	$13	$(31)	$297
Cash and short-term investments	—	—	—	—	3	3
Total assets	$297	$4	$14	$13	$(28)	$300

In millions of dollars	Non-U.S. pension and postretirement benefit plans
	Beginning Level 3	Realized	Unrealized	Purchases,	Transfers in	Ending Level 3
	fair value at	gains	gains	sales, and	and/or out of	fair value at
Asset categories	Dec. 31, 2010	(losses)	(losses)	issuances	Level 3	Dec. 31, 2011
Equity securities
Non-U.S. equity	$3	$—	$2	$—	$—	$5
Mutual funds	—	—	—	—	32	32
Debt securities
Non-U.S. government bonds	—	—	—	—	5	5
Non-U.S. corporate bonds	107	—	—	2	(105)	4
Hedge funds	14	(2)	—	—	—	12
Other investments	189	4	—	(10)	56	239
Total assets	$313	$2	$2	$(8)	$(12)	$297

Investment Strategy
The Company’s global pension and postretirement funds’ investment strategies are to invest in a prudent manner for the exclusive purpose of providing benefits to participants. The investment strategies are targeted to produce a total return that, when combined with the Company’s contributions to the funds, will maintain the funds’ ability to meet all required benefit obligations. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed-income securities and cash and short-term investments. The target asset allocation in most locations outside the U.S. is to have the majority of the assets in equity and debt securities. These allocations may vary by geographic region and country depending on the nature of applicable obligations and various other regional considerations. The wide variation in the actual range of plan asset allocations for the funded non-U.S. plans is a result of differing local statutory requirements and economic conditions. For example, in certain countries local law requires that all pension plan assets must be invested in fixed-income investments, government funds, or local-country securities.

Significant Concentrations of Risk in Plan Assets
The assets of the Company’s pension plans are diversified to limit the impact of any individual investment. The U.S. qualified pension plan is diversified across multiple asset classes, with publicly traded fixed income, hedge funds, publicly traded equity, and private equity representing the most significant asset allocations. Investments in these four asset classes are further diversified across funds, managers, strategies, vintages, sectors and geographies, depending on the specific characteristics of each asset class. The pension assets for the Company’s largest non-U.S. plans are primarily invested in publicly traded fixed income and publicly traded equity securities.

Oversight and Risk Management Practices
The framework for the Company’s pensions oversight process includes monitoring of retirement plans by plan fiduciaries and/or management at the global, regional or country level, as appropriate. Independent risk management contributes to the risk oversight and monitoring for the Company’s U.S. qualified pension plan and largest non-U.S. pension plans. Although the specific components of the oversight process are tailored to the requirements of each region, country and plan, the following elements are common to the Company’s monitoring and risk management process:

  Periodic asset/liability management studies and strategic asset allocation reviews
  Periodic monitoring of funding levels and funding ratios
  Periodic monitoring of compliance with asset allocation guidelines
  Periodic monitoring of asset class and/or investment manager performance against benchmarks
  Periodic risk capital analysis and stress testing

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
2013	$774	$366	$88	$58
2014	796	356	86	63
2015	798	373	86	66
2016	811	391	83	71
2017	825	408	81	75
2018–2022	4,370	2,399	370	483

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
     The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $93 million and $96 million as of December 31, 2012 and 2011, respectively, and the postretirement expense by approximately $9 million and $10 million for 2012 and 2011, respectively.
     The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years:

	Expected U.S.
	postretirement benefit payments
	Before Medicare	Medicare	After Medicare
In millions of dollars	Part D subsidy	Part D subsidy	Part D subsidy
2013	$98	$10	$88
2014	96	10	86
2015	94	8	86
2016	91	8	83
2017	89	8	81
2018–2022	399	29	370

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
     Certain provisions of the Act of 2010 improved the Medicare Part D option known as the Employer Group Waiver Plan (EGWP), with respect to the Medicare Part D subsidy. The EGWP provides prescription drug benefits that are more cost effective for Medicare-eligible participants and large employers. Effective April 1, 2013, the Company will sponsor and implement an EGWP for eligible retirees. The expected Company subsidy received under EGWP is expected to be at least actuarially equivalent to the subsidy the Company would have previously received under the Medicare Part D benefit.
     The other provisions of the Act of 2010 are not expected to have a significant impact on Citigroup’s pension and postretirement plans.

Early Retiree Reinsurance Program
The Company participates in the Early Retiree Reinsurance Program (ERRP), which provides federal government reimbursement to eligible employers to cover a portion of the health benefit costs associated with early retirees. Of the $8 million the Company received in reimbursements in 2012, approximately $5 million was used to reduce the health benefit costs for certain eligible retirees. In accordance with federal regulations, the remaining reimbursements will be used to reduce retirees’ health benefit costs by December 31, 2014.

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
     As of December 31, 2012 and 2011, the plans’ funded status recognized in the Company’s Consolidated Balance Sheet was $(501) million and $(469) million, respectively. The amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 were $(185) million and $(188) million, respectively.
     The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Net Expense
In millions of dollars	2012	2011	2010
Service related expense
Service cost	$22	$16	$13
Interest cost	13	12	10
Prior service cost	7	7	7
Net actuarial loss	13	9	6
Total service related expense	$55	$44	$36
Non-service related expense	$24	$23	$33
Total net expense	$79	$67	$69

     The following table summarizes certain assumptions used in determining the postemployment benefit obligations and net benefit expenses for the Company’s U.S. postemployment plans.

	2012	2011
Discount rate	3.10%	3.95%
Health-care cost increase rate
Following year	8.50%	9.00%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2020	2020

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citigroup 401(k) Plan sponsored by the Company in the U.S.
     Under the Citigroup 401(k) Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2012 and 2011, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The pretax expense associated with this plan amounted to approximately $389 million, $383 million and $301 million in 2012, 2011 and 2010, respectively.

10. INCOME TAXES

In millions of dollars	2012	2011	2010
Current
Federal	$(71)	$(144)	$(249)
Foreign	3,889	3,498	3,239
State	300	241	207
Total current income taxes	$4,118	$3,595	$3,197
Deferred
Federal	$(4,943)	$(793)	$(933)
Foreign	900	628	279
State	(48)	91	(310)
Total deferred income taxes	$(4,091)	$(74)	$(964)
Provision (benefit) for income tax on
continuing operations before
noncontrolling interests (1)	$27	$3,521	$2,233
Provision (benefit) for income taxes on
discontinued operations	(71)	66	(562)
Provision (benefit) for income taxes on
cumulative effect of accounting changes	(58)	—	(4,978)
Income tax expense (benefit) reported
in stockholders’ equity related to:
Foreign currency translation	(709)	(609)	(739)
Securities available-for-sale	369	1,495	1,167
Employee stock plans	265	297	600
Cash flow hedges	311	(92)	325
Pension liability adjustments	(390)	(235)	(434)
Income taxes before noncontrolling interests	$(256)	$4,443	$(2,388)

(1)	Includes the effect of securities transactions and OTTI losses resulting in a provision (benefit) of $1,138 million and $(1,740) million in 2012, $699 million and $(789) million in 2011 and $844 million and $(494) million in 2010, respectively.

     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	1.5	(0.1)
Foreign income tax rate differential	(4.8)	(8.6)	(10.0)
Audit settlements (1)	(11.7)	—	(0.5)
Effect of tax law changes (2)	(0.1)	2.0	(0.1)
Basis difference in affiliates	(9.1)	—	—
Tax advantaged investments	(12.2)	(6.0)	(6.7)
Other, net	0.2	0.2	(0.7)
Effective income tax rate	0.3%	24.1%	16.9%

(1)	For 2012 and 2010, relates to the conclusion of the audit of various issues in the Company’s 2006–2008 and 2003–2005 U.S. federal tax audits, respectively. 2012 also includes an amount related to the conclusion of a New York City tax audit for 2006–2008.
(2)	For 2011, includes the results of the Japan tax rate change which resulted in a $300 million DTA charge.

Deferred income taxes at December 31 related to the following:

In millions of dollars	2012	2011
Deferred tax assets
Credit loss deduction	$10,947	$12,481
Deferred compensation and employee benefits	4,890	4,936
Restructuring and settlement reserves	1,645	1,331
Unremitted foreign earnings	5,114	7,362
Investment and loan basis differences	3,878	2,358
Cash flow hedges	1,361	1,673
Tax credit and net operating loss carry-forwards	28,087	22,764
Other deferred tax assets	2,651	2,127
Gross deferred tax assets	$58,573	$55,032
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$58,573	$55,032
Deferred tax liabilities
Deferred policy acquisition costs
and value of insurance in force	$(495)	$(591)
Fixed assets and leases	(623)	(1,361)
Intangibles	(1,517)	(710)
Debt valuation adjustment on Citi liabilities	(73)	(533)
Other deferred tax liabilities	(543)	(307)
Gross deferred tax liabilities	$(3,251)	$(3,502)
Net deferred tax asset	$55,322	$51,530

The following is a roll-forward of the Company’s unrecognized tax benefits.

In millions of dollars	2012	2011	2010
Total unrecognized tax benefits at January 1	$3,923	$4,035	$3,079
Net amount of increases for current year’s tax positions	136	193	1,039
Gross amount of increases for prior years’ tax positions	345	251	371
Gross amount of decreases for prior years’ tax positions	(1,246)	(507)	(421)
Amounts of decreases relating to settlements	(44)	(11)	(14)
Reductions due to lapse of statutes of limitation	(3)	(38)	(11)
Foreign exchange, acquisitions and dispositions	(2)	—	(8)
Total unrecognized tax benefits at December 31	$3,109	$3,923	$4,035

     Total amount of unrecognized tax benefits at December 31, 2012, 2011 and 2010 that, if recognized, would affect the effective tax rate are $1.3 billion, $2.2 billion and $2.1 billion, respectively. The remainder of the uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences, except for $0.9 billion, which would be booked directly to Retained earnings.

Interest and penalties (not included in “unrecognized tax benefits” above) are a component of the Provision for income taxes.

	2012		2011		2010
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties in the Consolidated Balance Sheet at January 1	$404	$261	$348	$223	$370	$239
Total interest and penalties in the Consolidated Statement of Income	114	71	61	41	(16)	(12)
Total interest and penalties in the Consolidated Balance Sheet at December 31 (1)	492	315	404	261	348	223

(1)	2012 includes $10 million for foreign penalties and $4 million for state penalties.

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
     The Company may resolve certain issues with IRS Appeals for the 2003–2005 and 2006–2008 cycles within the next 12 months. The gross uncertain tax positions at December 31, 2012 for the items that may be resolved are as much as $655 million plus gross interest of $92 million. Because of the number and nature of the issues remaining to be resolved, the potential tax benefit to continuing operations could be anywhere in a range between $0 and $383 million. In addition, the audit for the companies in the Germany tax group for the years 2005–2008 may conclude in 2013. The gross uncertain tax positions at December 31, 2012 for this audit is as much as $112 million plus gross interest of $29 million. The potential tax benefit, most of which would go to discontinued operations, is anywhere in the range from $0 to $137 million.
     The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2009
Mexico	2008
New York State and City	2005
United Kingdom	2010
Japan	2009
Brazil	2008
Singapore	2007
Hong Kong	2007
Ireland	2008

     Foreign pretax earnings approximated $14.7 billion in 2012, $13.1 billion in 2011 and $12.3 billion in 2010 (of which $0.1 billion loss, $0.2 billion profit and $0.1 billion profit, respectively, are in discontinued operations). As a U.S. corporation, Citigroup and its U.S. subsidiaries are currently subject to U.S. taxation on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. At December 31, 2012, $42.6 billion of accumulated undistributed earnings of non-U.S. subsidiaries were indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $11.5 billion would have to be provided if such earnings were remitted currently. The current year’s effect on the income tax expense from continuing operations is included in the “Foreign income tax rate differential” line in the reconciliation of the federal statutory rate to the Company’s effective income tax rate in the table above.
     Income taxes are not provided for the Company’s “savings bank base year bad debt reserves” that arose before 1988, because under current U.S. tax rules, such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2012, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

     The Company has no valuation allowance on its deferred tax assets (DTAs) at December 31, 2012 and December 31, 2011.

In billions of dollars
	DTA balance	DTA balance
Jurisdiction/component	December 31, 2012	December 31, 2011
U.S. federal (1)
Consolidated tax return net
operating losses (NOLs)	$—	$—
Consolidated tax return
foreign tax credits (FTCs)	22.0	15.8
Consolidated tax return
general business credits (GBCs)	2.6	2.1
Future tax deductions and credits	22.0	23.0
Other (2)	0.9	1.4
Total U.S. federal	$47.5	$42.3
State and local
New York NOLs	$1.3	$1.3
Other state NOLs	0.6	0.7
Future tax deductions	2.6	2.2
Total state and local	$4.5	$4.2
Foreign
APB 23 subsidiary NOLs	$0.2	$0.5
Non-APB 23 subsidiary NOLs	1.2	1.8
Future tax deductions	1.9	2.7
Total foreign	$3.3	$5.0
Total	$55.3	$51.5

(1)	Included in the net U.S. federal DTAs of $47.5 billion are deferred tax liabilities of $2 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.
(2)	Includes $0.8 billion and $1.2 billion for 2012 and 2011, respectively, of subsidiary tax carry-forwards related to companies that are expected to be utilized separate from Citigroup’s consolidated tax carry-forwards.

     The following table summarizes the amounts of tax carry-forwards and their expiration dates as of December 31, 2012:

In billions of dollars
Year of expiration	Amount
U.S. consolidated tax return foreign tax credit carry-forwards
2016	$0.4
2017	6.6
2018	5.3
2019	1.3
2020	2.3
2021	1.9
2022	4.2
Total U.S. consolidated tax return foreign tax credit carry-forwards	$22.0
U.S. consolidated tax return general business credit carry-forwards
2027	$0.3
2028	0.4
2029	0.4
2030	0.5
2031	0.5
2032	0.5
Total U.S. consolidated tax return general business credit carry-forwards	$2.6
U.S. subsidiary separate federal net operating loss (NOL) carry-forwards
2027	$0.2
2028	0.1
2030	0.3
2031	1.8
Total U.S. subsidiary separate federal NOL carry-forwards (1)	$2.4
New York State NOL carry-forwards
2027	$0.1
2028	7.2
2029	1.9
2030	0.4
Total New York State NOL carry-forwards (1)	$9.6
New York City NOL carry-forwards
2027	$0.1
2028	3.7
2029	1.6
2030	0.2
Total New York City NOL carry-forwards (1)	$5.6
APB 23 subsidiary NOL carry-forwards
Various	$0.2
Total APB 23 subsidiary NOL carry-forwards	$0.2

(1)	Pretax.

     While Citi’s net total DTAs increased year-over-year, the time remaining for utilization has shortened, given the passage of time, particularly with respect to the foreign tax credit (FTC) component of the DTAs. Realization of the DTAs will continue to be driven by Citi’s ability to generate U.S. taxable earnings in the carry-forward periods, including through actions that optimize Citi’s U.S. taxable earnings.
     Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $55.3 billion at December 31, 2012 is more-likely-than-not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. In general, Citi would need to generate approximately $112 billion of U.S. taxable income during the respective carry-forward periods, substantially all of which must be generated during the FTC carry-forward periods, to fully realize its U.S. federal, state and local DTAs. Citi’s net DTAs will decline primarily as additional domestic GAAP taxable income is generated.
     Citi has concluded that there are two components of positive evidence that support the full realization of its DTAs. First, Citi forecasts sufficient U.S. taxable income in the carry-forward periods, exclusive of ASC 740 tax planning strategies, although Citi’s estimated future taxable income has decreased due to the ongoing challenging economic environment, which will continue to be subject to overall market and global economic conditions. Citi’s forecasted taxable income incorporates geographic business forecasts and taxable income adjustments to those forecasts (e.g., U.S. tax exempt income, loan loss reserves deductible for U.S. tax reporting in subsequent years), as well as actions intended to optimize its U.S. taxable earnings.

     Second, Citi has sufficient tax planning strategies available to it under ASC 740 that would be implemented, if necessary, to prevent a carry-forward from expiring. These strategies include repatriating low taxed foreign source earnings for which an assertion that the earnings have been indefinitely reinvested has not been made, accelerating U.S. taxable income into, or deferring U.S. tax deductions out of, the latter years of the carry-forward period (e.g., selling appreciated intangible assets, electing straight-line depreciation), accelerating deductible temporary differences outside the U.S., and selling certain assets that produce tax-exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carry-forward periods.
     Based upon the foregoing discussion, Citi believes the U.S. federal and New York state and city NOL carry-forward period of 20 years provides enough time to fully utilize the DTAs pertaining to the existing NOL carry-forwards and any NOL that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
     The U.S. FTC carry-forward period is 10 years and represents the most time sensitive component of Citi’s DTAs. Utilization of FTCs in any year is restricted to 35% of foreign source taxable income in that year. However, overall domestic losses that Citi has incurred of approximately $63 billion as of December 31, 2012 are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years. Resulting foreign source income would cover the FTCs being carried forward. Citi believes the foreign source taxable income limitation will not be an impediment to the FTC carry-forward usage as long as Citi can generate sufficient domestic taxable income within the 10-year carry-forward period.
     Citi believes that it will generate sufficient U.S. taxable income within the 10-year carry-forward period referenced above to be able to fully utilize the FTC carry-forward, in addition to any FTCs produced in such period.

11. EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the years ended December 31:

In millions, except per-share amounts	2012	2011	(1)	2010 (1)
Income from continuing operations before attribution of noncontrolling interests	$7,909	$11,103		$10,951
Less: Noncontrolling interests from continuing operations	219	148		329
Net income from continuing operations (for EPS purposes)	$7,690	$10,955		$10,622
Income (loss) from discontinued operations, net of taxes	(149)	112		(68)
Less: Noncontrolling interests from discontinuing operations	—	—		(48)
Citigroup’s net income	$7,541	$11,067		$10,602
Less: Preferred dividends	26	26		9
Net income available to common shareholders	$7,515	$11,041		$10,593
Less: Dividends and undistributed earnings allocated to employee restricted and
deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	166	186		90
Net income allocated to common shareholders for basic EPS	$7,349	$10,855		$10,503
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee
restricted and deferred shares with nonforfeitable rights
to dividends, applicable to diluted EPS	11	17		2
Net income allocated to common shareholders for diluted EPS	$7,360	$10,872		$10,505
Weighted-average common shares outstanding applicable to basic EPS	2,930.6	2,909.8		2,877.6
Effect of dilutive securities
T-DECs	84.2	87.6		87.8
Other employee plans	0.6	0.5		1.9
Convertible securities	0.1	0.1		0.1
Options	—	0.8		0.4
Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,015.5	2,998.8		2,967.8
Basic earnings per share (2)
Income from continuing operations	$2.56	$3.69		$3.66
Discontinued operations	(0.05)	0.04		(0.01)
Net income	$2.51	$3.73		$3.65
Diluted earnings per share (2)
Income from continuing operations	$2.49	$3.59		$3.55
Discontinued operations	(0.05)	0.04		(0.01)
Net income	$2.44	$3.63		$3.54

(1)	All per-share amounts and Citigroup shares outstanding for all periods reflect Citigroup’s 1-for-10 reverse stock split which was effective May 6, 2011.
(2)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

     During 2012, 2011 and 2010 weighted-average options to purchase 35.8 million, 24.1 million and 38.6 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $54.18, $123.47 and $102.89, respectively, were greater than the average market price of the Company’s common stock.
     Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of common stock, respectively, were not included in the computation of earnings per share in 2012, 2011 and 2010, because they were anti-dilutive.
     The final tranche of equity units held by the Abu Dhabi Investment Authority (ADIA) converted into 5.9 million shares of Citigroup common stock during the third quarter of 2011. Equity units of approximately 11.8 million shares of Citigroup common stock held by ADIA were not included in the computation of earnings per share in 2010 because the exercise price of $318.30 was greater than the average market price of the Company’s common stock.
     Pursuant to the terms of Citi’s previously outstanding Tangible Dividend Enhanced Common Stock Securities (T-DECs), on December 17, 2012, the Company delivered 96,337,772 shares of Citigroup common stock for the final settlement of the prepaid stock purchase contract. The impact of these additional shares to the weighted-average common shares outstanding applicable to basic EPS for the year ended 2012 was negligible due to the timing of when they were issued. The full impact of the T-DECs settlement will be reflected in the basic earnings per share calculation for the first quarter of 2013. The impact of the T-DECs was fully reflected in the diluted shares and the diluted EPS for 2012, 2011 and 2010.
     During the fourth quarter of 2012, Citi issued approximately $2.25 billion of non-cumulative perpetual preferred stock. If declared by the Board of Directors, Citi will distribute preferred dividends of approximately $97 million relating to its preferred stock issuance during 2013.

12. FEDERAL FUNDS/SECURITIES BORROWED,
LOANED, AND SUBJECT TO REPURCHASE
AGREEMENTS

Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2012	2011
Federal funds sold	$97	$37
Securities purchased under agreements to resell (1)	138,549	153,492
Deposits paid for securities borrowed	122,665	122,320
Total	$261,311	$275,849

(1)	Securities purchased under agreements to resell are reported net by counterparty, when applicable requirements for net presentation are met. The amounts in the table above were reduced for allowable netting by $49.4 billion and $53.0 billion at December 31, 2012 and 2011, respectively.

     Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2012	2011
Federal funds purchased	$1,005	$688
Securities sold under agreements to repurchase (1)	182,330	164,849
Deposits received for securities loaned	27,901	32,836
Total	$211,236	$198,373

(1)	Securities sold under agreements to repurchase are reported net by counterparty, when applicable requirements for net presentation are met. The amounts in the table above were reduced for allowable netting by $49.4 billion and $53.0 billion at December 31, 2012 and 2011, respectively.

     The resale and repurchase agreements represent collateralized financing transactions. The Company executes these transactions through its broker-dealer subsidiaries to facilitate customer matched-book activity and to fund a portion of the Company’s trading inventory efficiently. Transactions executed by the Company’s bank subsidiaries primarily facilitate customer financing activity.
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

13. BROKERAGE RECEIVABLES AND BROKERAGE
PAYABLES

The Company has receivables and payables for financial instruments purchased from and sold to brokers, dealers and customers, which arise in the ordinary course of business. The Company is exposed to risk of loss from the inability of brokers, dealers or customers to pay for purchases or to deliver the financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices. Credit risk is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transaction and replaces the broker, dealer or customer in question.
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
     Brokerage receivables and brokerage payables consisted of the following at December 31:

In millions of dollars	2012	2011
Receivables from customers	$12,191	$19,991
Receivables from brokers, dealers, and clearing organizations	10,299	7,786
Total brokerage receivables (1)	$22,490	$27,777
Payables to customers	$38,279	$40,111
Payables to brokers, dealers, and clearing organizations	18,734	16,585
Total brokerage payables (1)	$57,013	$56,696

(1)	Brokerage receivables and payables are accounted for in accordance with ASC 940-320.

14. TRADING ACCOUNT ASSETS AND LIABILITIES

Trading account assets and Trading account liabilities, at fair value, consisted of the following at December 31:

In millions of dollars	2012	2011
Trading account assets
Mortgage-backed securities (1)
U.S. government-sponsored agency guaranteed	$31,160	$27,535
Prime	1,248	877
Alt-A	801	609
Subprime	812	989
Non-U.S. residential	607	396
Commercial	2,441	2,333
Total mortgage-backed securities	$37,069	$32,739
U.S. Treasury and federal agency securities
U.S. Treasury	$17,472	$18,227
Agency obligations	2,884	1,172
Total U.S. Treasury and federal agency securities	$20,356	$19,399
State and municipal securities	$3,806	$5,364
Foreign government securities	89,239	79,551
Corporate	35,224	37,026
Derivatives (2)	54,620	62,327
Equity securities	56,998	33,230
Asset-backed securities (1)	5,352	7,071
Other debt securities	18,265	15,027
Total trading account assets	$320,929	$291,734
Trading account liabilities
Securities sold, not yet purchased	$63,798	$69,809
Derivatives (2)	51,751	56,273
Total trading account liabilities	$115,549	$126,082

(1)	The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 22 to the Consolidated Financial Statements.
(2)	Presented net, pursuant to enforceable master netting agreements. See Note 23 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

15. INVESTMENTS

Overview

In millions of dollars	2012	2011
Securities available-for-sale	$288,695	$265,204
Debt securities held-to-maturity (1)	10,130	11,483
Non-marketable equity securities carried at fair value (2)	5,768	8,836
Non-marketable equity securities carried at cost (3)	7,733	7,890
Total investments	$312,326	$293,413

(1)	Recorded at amortized cost less impairment for securities that have credit-related impairment.
(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings. During the third quarter of 2012, the Company sold EMI Music resulting in a total $1.5 billion decrease in non-marketable equity securities carried at fair value. During the second quarter of 2012, the Company sold EMI Music Publishing resulting in a total of $1.3 billion decrease in non-marketable equity securities carried at fair value.
(3)	Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

Securities Available-for-Sale
The amortized cost and fair value of securities available-for-sale (AFS) at December 31, 2012 and 2011 were as follows:

	2012				2011
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
In millions of dollars	cost	gains	losses	value	cost	gains	losses	value
Debt securities AFS
Mortgage-backed securities (1)
U.S. government-sponsored agency guaranteed	$46,001	$1,507	$163	$47,345	$44,394	$1,438	$51	$45,781
Prime	85	1	—	86	118	1	6	113
Alt-A	1	—	—	1	1	—	—	1
Non-U.S. residential	7,442	148	—	7,590	4,671	9	22	4,658
Commercial	436	16	3	449	465	16	9	472
Total mortgage-backed securities	$53,965	$1,672	$166	$55,471	$49,649	$1,464	$88	$51,025
U.S. Treasury and federal agency securities
U.S. Treasury	$64,456	$1,172	$34	$65,594	$48,790	$1,439	$—	$50,229
Agency obligations	25,844	404	1	26,247	34,310	601	2	34,909
Total U.S. Treasury and federal agency securities	$90,300	$1,576	$35	$91,841	$83,100	$2,040	$2	$85,138
State and municipal (2)	$20,020	$132	$1,820	$18,332	$16,819	$134	$2,554	$14,399
Foreign government	93,259	918	130	94,047	84,360	558	404	84,514
Corporate	9,302	398	26	9,674	10,005	305	53	10,257
Asset-backed securities (1)	14,188	85	143	14,130	11,053	31	81	11,003
Other debt securities	256	2	—	258	670	13	—	683
Total debt securities AFS	$281,290	$4,783	$2,320	$283,753	$255,656	$4,545	$3,182	$257,019
Marketable equity securities AFS	$4,643	$444	$145	$4,942	$6,722	$1,658	$195	$8,185
Total securities AFS	$285,933	$5,227	$2,465	$288,695	$262,378	$6,203	$3,377	$265,204

(1)	The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 22 to the Consolidated Financial Statements.
(2)	The unrealized losses on state and municipal debt securities are primarily attributable to the result of yields on taxable fixed income instruments decreasing relatively faster than the general tax-exempt municipal yields and the effects of fair value hedge accounting.

     At December 31, 2012, the amortized cost of approximately 3,500 investments in equity and fixed-income securities exceeded their fair value by $2.465 billion. Of the $2.465 billion, the gross unrealized loss on equity securities was $145 million. Of the remainder, $238 million represents fixed-income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 98% are rated investment grade; $2.082 billion represents fixed-income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 92% are rated investment grade.
     The AFS mortgage-backed securities portfolio fair value balance of $55.471 billion consists of $47.345 billion of government-sponsored agency securities, and $8.126 billion of privately sponsored securities, of which the majority are backed by mortgages that are not Alt-A or subprime.

     As discussed in more detail below, the Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Any credit-related impairment related to debt securities that the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in accumulated other comprehensive income (AOCI). For other impaired debt securities, the entire impairment is recognized in the Consolidated Statement of Income.

     The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2012 and 2011:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
In millions of dollars	value	losses	value	losses	value	losses
December 31, 2012

Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,759	$138	$464	$25	$9,223	$163
Prime	15	—	5	—	20	—
Non-U.S. residential	5	—	7	—	12	—
Commercial	29	—	24	3	53	3
Total mortgage-backed securities	$8,808	$138	$500	$28	$9,308	$166
U.S. Treasury and federal agency securities
U.S. Treasury	$10,558	$34	$—	$—	$10,558	$34
Agency obligations	496	1	—	—	496	1
Total U.S. Treasury and federal agency securities	$11,054	$35	$—	$—	$11,054	$35
State and municipal	$10	$—	$11,095	$1,820	$11,105	$1,820
Foreign government	22,806	54	3,910	76	26,716	130
Corporate	1,420	8	225	18	1,645	26
Asset-backed securities	1,942	4	2,888	139	4,830	143
Marketable equity securities AFS	15	1	764	144	779	145
Total securities AFS	$46,055	$240	$19,382	$2,225	$65,437	$2,465
December 31, 2011

Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$5,398	$32	$51	$19	$5,449	$51
Prime	27	1	40	5	67	6
Non-U.S. residential	3,418	22	57	—	3,475	22
Commercial	35	1	31	8	66	9
Total mortgage-backed securities	$8,878	$56	$179	$32	$9,057	$88
U.S. Treasury and federal agency securities
U.S. Treasury	$553	$—	$—	$—	$553	$—
Agency obligations	2,970	2	—	—	2,970	2
Total U.S. Treasury and federal agency securities	$3,523	$2	$—	$—	$3,523	$2
State and municipal	$59	$2	$11,591	$2,552	$11,650	$2,554
Foreign government	33,109	211	11,205	193	44,314	404
Corporate	2,104	24	203	29	2,307	53
Asset-backed securities	4,625	68	466	13	5,091	81
Other debt securities	164	—	—	—	164	—
Marketable equity securities AFS	47	5	1,457	190	1,504	195
Total securities AFS	$52,509	$368	$25,101	$3,009	$77,610	$3,377

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of December 31, 2012 and 2011:

	2012		2011
	Amortized		Amortized
In millions of dollars	cost	Fair value	cost	Fair value
Mortgage-backed securities (1)
Due within 1 year	$10	$10	$—	$—
After 1 but within 5 years	365	374	422	423
After 5 but within 10 years	1,992	2,124	2,757	2,834
After 10 years (2)	51,598	52,963	46,470	47,768
Total	$53,965	$55,471	$49,649	$51,025
U.S. Treasury and federal agency securities
Due within 1 year	$9,492	$9,499	$14,615	$14,637
After 1 but within 5 years	75,967	77,267	62,241	63,823
After 5 but within 10 years	2,171	2,408	5,862	6,239
After 10 years (2)	2,670	2,667	382	439
Total	$90,300	$91,841	$83,100	$85,138
State and municipal
Due within 1 year	$208	$208	$142	$142
After 1 but within 5 years	3,221	3,223	455	457
After 5 but within 10 years	155	165	182	188
After 10 years (2)	16,436	14,736	16,040	13,612
Total	$20,020	$18,332	$16,819	$14,399
Foreign government
Due within 1 year	$34,873	$34,869	$34,924	$34,864
After 1 but within 5 years	49,548	49,933	41,612	41,675
After 5 but within 10 years	7,239	7,380	6,993	6,998
After 10 years (2)	1,599	1,865	831	977
Total	$93,259	$94,047	$84,360	$84,514
All other (3)
Due within 1 year	$1,001	$1,009	$4,055	$4,072
After 1 but within 5 years	11,285	11,351	9,843	9,928
After 5 but within 10 years	4,330	4,505	3,009	3,160
After 10 years (2)	7,130	7,197	4,821	4,783
Total	$23,746	$24,062	$21,728	$21,943
Total debt securities AFS	$281,290	$283,753	$255,656	$257,019

(1)	Includes mortgage-backed securities of U.S. government-sponsored entities.
(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(3)	Includes corporate, asset-backed and other debt securities.

The following table presents interest and dividends on investments:

In millions of dollars	2012	2011	2010
Taxable interest	$6,509	$7,257	$9,922
Interest exempt from U.S. federal income tax	683	746	760
Dividends	333	317	322
Total interest and dividends	$7,525	$8,320	$11,004

     The following table presents realized gains and losses on all investments. The gross realized investment losses exclude losses from other-than-temporary impairment:

In millions of dollars	2012	2011	2010
Gross realized investment gains	$3,663	$2,498	$2,873
Gross realized investment losses	(412)	(501)	(462)
Net realized gains	$3,251	$1,997	$2,411

     During 2012, 2011 and 2010, the Company sold various debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. In addition, during 2012 certain securities were reclassified to AFS investments in response to significant credit deterioration. The Company intended to sell the securities at the time of reclassification to AFS investments and recorded other-than-temporary impairment reflected in the following table. The securities sold during 2012, 2011 and 2010 had carrying values of $2,110 million, $1,612 million and $413 million respectively, and the Company recorded realized losses of $187 million, $299 million and $49 million, respectively. The securities reclassified to AFS investments during 2012 totaled $244 million and the Company recorded other-than-temporary impairment of $59 million.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities held-to-maturity (HTM) at December 31, 2012 and 2011 were as follows:

			Net unrealized
			loss			Gross	Gross
	Amortized		recognized in	Carrying		unrealized	unrealized	Fair
In millions of dollars	cost	(1)	AOCI	value	(2)	gains	losses	value
December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities (3)
Prime	$258		$49	$209		$30	$4	$235
Alt-A	2,969		837	2,132		653	250	2,535
Subprime	201		43	158		13	21	150
Non-U.S. residential	2,488		401	2,087		50	81	2,056
Commercial	123		—	123		1	2	122
Total mortgage-backed securities	$6,039		$1,330	$4,709		$747	$358	$5,098
State and municipal	$1,278		$73	$1,205		$89	$37	$1,257
Foreign government (4)	2,987		—	2,987		—	—	2,987
Corporate	829		103	726		73	—	799
Asset-backed securities (3)	529		26	503		8	8	503
Total debt securities held-to-maturity	$11,662		$1,532	$10,130		$917	$403	$10,644
December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities (3)
Prime	$360		$73	$287		$21	$20	$288
Alt-A	4,732		1,404	3,328		20	319	3,029
Subprime	383		47	336		1	71	266
Non-U.S. residential	3,487		520	2,967		59	290	2,736
Commercial	513		1	512		4	52	464
Total mortgage-backed securities	$9,475		$2,045	$7,430		$105	$752	$6,783
State and municipal	$1,422		$95	$1,327		$68	$72	$1,323
Foreign government	—		—	—		—	—	—
Corporate	1,862		113	1,749		—	254	1,495
Asset-backed securities (3)	1,000		23	977		9	87	899
Total debt securities held-to-maturity	$13,759		$2,276	$11,483		$182	$1,165	$10,500
(1)	For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.
(2)	HTM securities are carried on the Consolidated Balance Sheet at amortized cost, plus or minus any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from AFS to HTM. The changes in the values of these securities are not reported in the financial statements, except for other-than-temporary impairments. For HTM securities, only the credit loss component of the impairment is recognized in earnings, while the remainder of the impairment is recognized in AOCI.
(3)	The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 22 to the Consolidated Financial Statements.
(4)	In 2012, the Company (via its Banamex entity) purchased Mexican government bonds with a par value of $2.6 billion and classified them as held-to-maturity.

     The Company has the positive intent and ability to hold these securities to maturity absent any unforeseen further significant changes in circumstances, including deterioration in credit or with regard to regulatory capital requirements.
     The net unrealized losses classified in AOCI relate to debt securities reclassified from AFS investments to HTM investments in a prior year. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in

AOCI, while credit-related impairment is recognized in earnings. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

     During the first quarter of 2011, the Company determined that it no longer had the intent to hold $12.7 billion of HTM securities to maturity. As a result, the Company reclassified $10.0 billion carrying value of mortgage-backed, other asset-backed, state and municipal, and corporate debt securities from Investments held-to-maturity to Trading account assets and sold the remaining $2.7 billion of such securities. As a result of these actions, a net pretax loss of $709 million ($427 million after-tax) was recognized in the Consolidated Statement of Income, composed of gross unrealized gains of $311 million included in Other revenue, gross unrealized losses of $1,387 million included in Other-than-temporary-impairment losses on investments, and net realized gains of $367 million included in Realized gains (losses) on sales of investments. Prior to the reclassification, unrealized losses totaling $1,656 million pretax ($1,012 million after-tax) had been reflected in AOCI and have now been reflected in the Consolidated Statement of Income, as detailed above. During 2011, the Company sold substantially all of the $12.7 billion of HTM securities.

     Citigroup reclassified and sold the securities as part of its overall efforts to mitigate its risk-weighted assets (RWA) in order to comply with significant new regulatory capital requirements which, although not yet implemented or formally adopted, are nonetheless currently being used to assess the forecasted capital adequacy of the Company and other large U.S. banking organizations. These regulatory capital changes, which were largely unforeseen when the Company initially reclassified the debt securities from Trading account assets and Investments available-for-sale to Investments held-to-maturity in the fourth quarter of 2008, include: (i) the U.S. Basel II credit and operational risk capital standards; (ii) the Basel Committee’s agreed-upon, and the U.S.-proposed, revisions to the market risk capital rules, which significantly increased the risk weightings for certain trading book positions; (iii) the Basel Committee’s substantial issuance of Basel III, which raised the quantity and quality of required regulatory capital and materially increased RWA for securitization exposures; and (iv) certain regulatory capital-related provisions in The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

     The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of December 31, 2012 and 2011:

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	unrecognized	Fair	unrecognized	Fair	unrecognized
In millions of dollars	value	losses	value	losses	value	losses
December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities	$88	$7	$1,522	$351	$1,610	$358
State and municipal	—	—	383	37	383	37
Foreign government	294	—	—	—	294	—
Corporate	—	—	—	—	—	—
Asset-backed securities	—	—	406	8	406	8
Total debt securities held-to-maturity	$382	$7	$2,311	$396	$2,693	$403
December 31, 2011
Debt securities held-to-maturity
Mortgage-backed securities	$735	$63	$4,827	$689	$5,562	$752
State and municipal	—	—	682	72	682	72
Foreign government	—	—	—	—	—	—
Corporate	—	—	1,427	254	1,427	254
Asset-backed securities	480	71	306	16	786	87
Total debt securities held-to-maturity	$1,215	$134	$7,242	$1,031	$8,457	$1,165

     Excluded from the gross unrecognized losses presented in the above table are the $1.5 billion and $2.3 billion of gross unrealized losses recorded in AOCI as of December 31, 2012 and December 31, 2011, respectively, mainly related to the HTM securities that were reclassified from AFS investments. Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at December 31, 2012 and December 31, 2011.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	69	67	275	239
After 5 but within 10 years	54	54	238	224
After 10 years (1)	4,586	4,977	6,917	6,320
Total	$4,709	$5,098	$7,430	$6,783
State and municipal
Due within 1 year	$14	$15	$4	$4
After 1 but within 5 years	36	37	43	46
After 5 but within 10 years	58	62	31	30
After 10 years (1)	1,097	1,143	1,249	1,243
Total	$1,205	$1,257	$1,327	$1,323
Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	2,987	2,987	—	—
After 5 but within 10 years	—	—	—	—
After 10 years (1)	—	—	—	—
Total	$2,987	$2,987	$—	$—
All other (2)
Due within 1 year	$—	$—	$21	$21
After 1 but within 5 years	728	802	470	438
After 5 but within 10 years	—	—	1,404	1,182
After 10 years (1)	501	500	831	753
Total	$1,229	$1,302	$2,726	$2,394
Total debt securities held-to-maturity	$10,130	$10,644	$11,483	$10,500

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.
(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary
Impairment

Overview
The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary.
     An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM securities are not recorded, as these investments are carried at amortized cost. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.
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
     For impaired equity method investments that Citi plans to sell prior to recovery of value or would likely be required to sell, with no expectation that the fair value will recover prior to the expected sale date, the full impairment is recognized in earnings as OTTI regardless of severity and duration. The measurement of the OTTI does not include partial projected recoveries subsequent to the balance sheet date.

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

     The sections below describe current circumstances related to certain of the Company’s significant equity method investments, specific impairments and the Company’s process for identifying credit-related impairments in its security types with the most significant unrealized losses as of December 31, 2012.

Akbank
In March 2012, Citi decided to reduce its ownership interest in Akbank T.A.S., an equity investment in Turkey (Akbank), to below 10%. As of March 31, 2012, Citi held a 20% equity interest in Akbank, which it purchased in January 2007, accounted for as an equity method investment. As a result of its decision to sell its share holdings in Akbank, in the first quarter of 2012 Citi recorded an impairment charge related to its total investment in Akbank amounting to approximately $1.2 billion pretax ($763 million after-tax). This impairment charge was primarily driven by the recognition of all net investment foreign currency hedging and translation losses previously reflected in AOCI as well as a reduction in the carrying value of the investment to reflect the market price of Akbank’s shares. The impairment charge was recorded in other-than-temporary impairment losses on investments in the Consolidated Statement of Income. During the second quarter of 2012, Citi sold a 10.1% stake in Akbank, resulting in a loss on sale of $424 million ($274 million after-tax), recorded in Other revenue. As of December 31, 2012, the remaining 9.9% stake in Akbank is recorded within marketable equity securities available-for-sale.

MSSB
On September 17, 2012, Citi sold to Morgan Stanley a 14% interest (the “14% Interest”) in MSSB, to which Morgan Stanley exercised its purchase option on June 1, 2012. Morgan Stanley paid to Citi $1.89 billion in cash as the purchase price of the 14% Interest. The purchase price was based on an implied 100% valuation of MSSB of $13.5 billion, as agreed between Morgan

Stanley and Citi pursuant to an agreement dated September 11, 2012. The related approximate $4.5 billion in deposits were transferred to Morgan Stanley at no premium, as agreed between the parties.
     In addition, Morgan Stanley has agreed, subject to obtaining regulatory approval, to purchase Citi’s remaining 35% interest in MSSB no later than June 1, 2015 at a purchase price of $4.725 billion, which is based on the same implied 100% valuation of MSSB of $13.5 billion.
     Prior to the September 2012 sale, Citi’s carrying value of its 49% interest in MSSB was approximately $11.3 billion. As a result of the agreement entered into with Morgan Stanley on September 11, 2012, Citi recorded a charge to net income in the third quarter of 2012 of approximately $2.9 billion after-tax ($4.7 billion pretax), consisting of (i) a charge recorded in Other revenue of approximately $800 million after-tax ($1.3 billion pretax), representing a loss on sale of the 14% Interest, and (ii) an other-than-temporary impairment of the carrying value of its remaining 35% interest in MSSB of approximately $2.1 billion after-tax ($3.4 billion pretax).
     As of December 31, 2012, Citi continues to account for its remaining 35% interest in MSSB under the equity method, with the carrying value capped at the agreed selling price of $4.725 billion.

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
     Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (i) 10% of current loans, (ii) 25% of 30–59 day delinquent loans, (iii) 70% of 60–90 day delinquent loans and (4) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions and current market prices.

     The key assumptions for mortgage-backed securities as of December 31, 2012 are in the table below:

December 31, 2012
Prepayment rate (1)	1%–8% CRR
Loss severity (2)	45%–90%

(1)	Conditional repayment rate (CRR) represents the annualized expected rate of voluntary prepayment of principal for mortgage-backed securities over a certain period of time.
(2)	Loss severity rates are estimated considering collateral characteristics and generally range from 45%–60% for prime bonds, 50%–90% for Alt-A bonds and 65%–90% for subprime bonds.

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
     For impaired AFS state and municipal bonds that Citi plans to sell, or would likely be required to sell with no expectation that the fair value will recover prior to the expected sale date, the full impairment is recognized in earnings.

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the year ended December 31, 2012:

OTTI on Investments and Other Assets	Year Ended December 31, 2012
In millions of dollars	AFS	(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the year ended December 31, 2012	$17		$365	$—	$382
Less: portion of impairment loss recognized in AOCI (before taxes)	1		65	—	66
Net impairment losses recognized in earnings for securities that the Company does not intend
to sell nor will likely be required to sell	$16		$300	$—	$316
Impairment losses recognized in earnings for securities that the Company intends to sell
or more-likely-than-not will be required to sell before recovery (2)	139		—	4,516	4,655
Total impairment losses recognized in earnings	$155		$300	$4,516	$4,971

(1)	Includes OTTI on non-marketable equity securities.
(2)	As described under “MSSB” above, the third quarter of 2012 includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi’s remaining 35% interest in MSSB. Additionally, as described under “Akbank” above, in the first quarter of 2012, the Company recorded an impairment charge relating to its total investment in Akbank amounting to $1.2 billion pretax ($763 million after-tax).

     The following is a 12-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of December 31, 2012 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
			Credit impairments
		Credit impairments	recognized in	Reductions due to
		recognized in	earnings on	credit-impaired
		earnings on	securities that have	securities sold,
	Dec. 31, 2011	securities not	been previously	transferred or	Dec. 31, 2012
In millions of dollars	balance	previously impaired	impaired	matured	balance
AFS debt securities
Mortgage-backed securities
Prime	$292	$—	$—	$(1)	$291
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2
Total mortgage-backed securities	$296	$—	$—	$(1)	$295
State and municipal securities	3	4	—	—	7
U.S. Treasury securities	67	—	—	—	67
Foreign government securities	168	6	—	(5)	169
Corporate	151	1	4	(40)	116
Asset-backed securities	10	—	—	—	10
Other debt securities	52	1	—	—	53
Total OTTI credit losses recognized for
AFS debt securities	$747	$12	$4	$(46)	$717
HTM debt securities
Mortgage-backed securities
Prime	$84	$6	$15	$(1)	$104
Alt-A	2,218	45	216	(66)	2,413
Subprime	252	—	2	(2)	252
Non-U.S. residential	96	—	—	(16)	80
Commercial real estate	10	—	—	—	10
Total mortgage-backed securities	$2,660	$51	$233	$(85)	$2,859
State and municipal securities	9	1	1	—	11
Foreign Government	—	—	—	—	—
Corporate	391	3	9	(6)	397
Asset-backed securities	113	—	—	—	113
Other debt securities	9	2	—	—	11
Total OTTI credit losses recognized for
HTM debt securities	$3,182	$57	$243	$(91)	$3,391

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
     The fair values of these investments are estimated using the NAV per share of the Company’s ownership interest in the funds, where it is not probable that the Company will sell an investment at a price other than the NAV.

				Redemption frequency
	Fair			(if currently eligible)
In millions of dollars at December 31, 2012	value		Unfunded commitments	monthly, quarterly, annually	Redemption notice period
Hedge funds	$1,316		$—	Generally quarterly	10–95 days
Private equity funds (1)(2)(3)	837		342	—	—
Real estate funds (3)(4)	228		57	—	—
Total	$2,381	(5)	$399	—	—

(1)	Includes investments in private equity funds carried at cost with a carrying value of $6 million.
(2)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.
(3)	With respect to the Company’s investments in private equity funds and real estate funds, distributions from each fund will be received as the underlying assets held by these funds are liquidated. It is estimated that the underlying assets of these funds will be liquidated over a period of several years as market conditions allow. Private equity and real estate funds do not allow redemption of investments by their investors. Investors are permitted to sell or transfer their investments, subject to the approval of the general partner or investment manager of these funds, which generally may not be unreasonably withheld.
(4)	Includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia.
(5)	Included in the total fair value of investments above is $0.4 billion of fund assets that are valued using NAVs provided by third-party asset managers. Amounts exclude investments in funds that are consolidated by Citi.

16. LOANS

Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified primarily according to the segment and subsegment that manages the loans.

Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars	2012	2011
Consumer loans
In U.S. offices
Mortgage and real estate (1)	$125,946	$139,177
Installment, revolving credit, and other	14,070	15,616
Cards	111,403	117,908
Commercial and industrial	5,344	4,766
Lease financing	—	1
	$256,763	$277,468
In offices outside the U.S.
Mortgage and real estate (1)	$54,709	$52,052
Installment, revolving credit, and other	36,182	34,613
Cards	40,653	38,926
Commercial and industrial	20,001	19,975
Lease financing	781	711
	$152,326	$146,277
Total Consumer loans	$409,089	$423,745
Net unearned income	(418)	(405)

Consumer loans, net of unearned income	$408,671	$423,340

(1)	Loans secured primarily by real estate.

     Included in the loan table above are lending products whose terms may give rise to additional credit issues. Credit cards with below-market introductory interest rates and interest-only loans are examples of such products. These products are closely managed using credit techniques that are intended to mitigate their additional inherent risk.
     During the years ended December 31, 2012 and 2011, the Company sold and/or reclassified (to held-for-sale) $4.3 billion and $21.0 billion, respectively, of Consumer loans. The Company did not have significant purchases of Consumer loans during the years ended December 31, 2012 or December 31, 2011.
     Citigroup has established a risk management process to monitor, evaluate and manage the principal risks associated with its Consumer loan portfolio. Credit quality indicators that are actively monitored include delinquency status, consumer credit scores (FICO), and loan to value (LTV) ratios, each as discussed in more detail below.

Delinquency Status
Delinquency status is carefully monitored and considered a key indicator of credit quality of Consumer loans. Substantially all of the U.S. residential first mortgage loans use the MBA method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan’s next due date. All other loans use the OTS method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the close of business on the loan’s next due date.
     As a general policy, residential first mortgages, home equity loans and installment loans are classified as non-accrual when loan payments are 90 days contractually past due. Credit cards and unsecured revolving loans generally accrue interest until payments are 180 days past due. As a result of OCC guidance issued in the first quarter of 2012, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage is 90 days or more past due. As a result of OCC guidance issued in the third quarter of 2012, mortgage loans in regulated bank entities discharged through Chapter 7 bankruptcy, other than FHA-insured loans, are classified as non-accrual. Commercial market loans are placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due.
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

The following tables provide details on Citigroup’s Consumer loan delinquency and non-accrual loans as of December 31, 2012 and December 31, 2011:

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2012

							Past due
	Total		30–89 days		≥ 90 days		Government		Total		Total		90 days past due
In millions of dollars	current	(1)(2)	past due	(3)	past due	(3)	guaranteed	(4)	loans	(2)	non-accrual	(5)	and accruing
In North America offices
Residential first mortgages	$75,791		$3,074		$3,339		$6,000		$88,204		$4,922		$4,695
Home equity loans (6)	35,740		642		843		—		37,225		1,797		—
Credit cards	108,892		1,582		1,527		—		112,001		—		1,527
Installment and other	13,319		288		325		—		13,932		179		8
Commercial market loans	7,874		32		19		—		7,925		210		11
Total	$241,616		$5,618		$6,053		$6,000		$259,287		$7,108		$6,241
In offices outside North America
Residential first mortgages	$45,496		$547		$485		$—		$46,528		$807		$—
Home equity loans (6)	4		—		2		—		6		2		—
Credit cards	38,920		970		805		—		40,695		516		508
Installment and other	29,350		496		167		—		30,013		254		—
Commercial market loans	31,263		106		181		—		31,550		428		—
Total	$145,033		$2,119		$1,640		$—		$148,792		$2,007		$508
Total GCB and LCL	$386,649		$7,737		$7,693		$6,000		$408,079		$9,115		$6,749
Special Asset Pool (SAP)	545		18		29		—		592		81		—
Total Citigroup	$387,194		$7,755		$7,722		$6,000		$408,671		$9,196		$6,749

(1)	Loans less than 30 days past due are presented as current.
(2)	Includes $1.2 billion of residential first mortgages recorded at fair value.
(3)	Excludes loans guaranteed by U.S. government entities.
(4)	Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.3 billion and ≥ 90 days past due of $4.7 billion.
(5)	During 2012, there was an increase in Consumer non-accrual loans in North America of approximately $1.5 billion, as a result of OCC guidance issued in the third quarter of 2012 regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Of the $1.5 billion non-accrual loans, $1.3 billion were current. Additionally, during 2012, there was an increase in non-accrual Consumer loans in North America during the first quarter of 2012, which was attributable to a $0.8 billion reclassification from accrual to non-accrual status of home equity loans where the related residential first mortgage was 90 days or more past due. The vast majority of these loans were current at the time of reclassification. The reclassification reflected regulatory guidance issued on January 31, 2012. The reclassification had no impact on Citi’s delinquency statistics or its loan loss reserves.
(6)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2011

							Past due
	Total		30–89 days		≥ 90 days		Government		Total		Total	90 days past due
In millions of dollars	current	(1)(2)	past due	(3)	past due	(3)	guaranteed	(4)	loans	(2)	non-accrual	and accruing
In North America offices
Residential first mortgages	$81,081		$3,550		$4,121		$6,686		$95,438		$4,176	$5,054
Home equity loans (5)	41,585		868		1,022		—		43,475		982	—
Credit cards	114,022		2,344		2,058		—		118,424		—	2,058
Installment and other	15,215		340		222		—		15,777		438	10
Commercial market loans	6,643		15		207		—		6,865		220	14
Total	$258,546		$7,117		$7,630		$6,686		$279,979		$5,816	$7,136
In offices outside North America
Residential first mortgages	$43,310		$566		$482		$—		$44,358		$744	$—
Home equity loans (5)	6		—		2		—		8		2	—
Credit cards	38,289		930		785		—		40,004		496	490
Installment and other	26,300		528		197		—		27,025		258	—
Commercial market loans	30,491		79		127		—		30,697		401	—
Total	$138,396		$2,103		$1,593		$—		$142,092		$1,901	$490
Total GCB and LCL	$396,942		$9,220		$9,223		$6,686		$422,071		$7,717	$7,626
Special Asset Pool (SAP)	1,193		29		47		—		1,269		115	—
Total Citigroup	$398,135		$9,249		$9,270		$6,686		$423,340		$7,832	$7,626

(1)	Loans less than 30 days past due are presented as current.
(2)	Includes $1.3 billion of residential first mortgages recorded at fair value.
(3)	Excludes loans guaranteed by U.S. government entities.
(4)	Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.6 billion and ≥ 90 days past due of $5.1 billion.
(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
     The following table provides details on the FICO scores attributable to Citi’s U.S. Consumer loan portfolio as of December 31, 2012 and 2011 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

FICO score distribution in U.S. portfolio (1)(2)	December 31, 2012
			Equal to or
	Less than	≥ 620 but less	greater
In millions of dollars	620	than 660	than 660
Residential first mortgages	$16,754	$8,013	$50,833
Home equity loans	5,439	3,208	26,820
Credit cards	7,833	10,304	90,248
Installment and other	4,414	2,417	5,365
Total	$34,440	$23,942	$173,266

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.
(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio (1)(2)	December 31, 2011
			Equal to or
	Less than	≥ 620 but less	greater
In millions of dollars	620	than 660	than 660
Residential first mortgages	$20,370	$8,815	$52,839
Home equity loans	6,783	3,703	30,884
Credit cards	9,621	10,905	93,234
Installment and other	3,789	2,858	6,704
Total	$40,563	$26,281	$183,661

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.
(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value Ratios (LTV)
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
     The following tables provide details on the LTV ratios attributable to Citi’s U.S. Consumer mortgage portfolios as of December 31, 2012 and 2011. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available and the state level if not. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

LTV distribution in U.S. portfolio (1)(2)	December 31, 2012
		> 80% but less	Greater
	Less than or	than or equal to	than
In millions of dollars	equal to 80%	100%	100%
Residential first mortgages	$41,555	$19,070	$14,995
Home equity loans	12,611	9,529	13,153
Total	$54,166	$28,599	$28,148

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.
(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio (1)(2)	December 31, 2011
		> 80% but less	Greater
	Less than or	than or equal to	than
In millions of dollars	equal to 80%	100%	100%
Residential first mortgages	$36,422	$21,146	$24,425
Home equity loans	12,724	10,232	18,226
Total	$49,146	$31,378	$42,651

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.
(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
Impaired loans are those loans about which Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired Consumer loans include non-accrual commercial market loans, as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and where Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired Consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis. In addition, impaired Consumer loans exclude substantially all loans modified pursuant to Citi’s short-term modification programs (i.e., for periods of 12 months or less) that were modified prior to January 1, 2011.

     As a result of OCC guidance issued in the third quarter of 2012, mortgage loans to borrowers that have gone through Chapter 7 bankruptcy are classified as TDRs. These TDRs, other than FHA-insured loans, are written down to collateral value less cost to sell. FHA-insured loans are reserved based on a discounted cash flow model (see Note 1 to the Consolidated Financial Statements). Approximately $635 million of incremental charge-offs was recorded in the third quarter as a result of this new guidance, the vast majority of which related to current loans, and was substantially offset by a related reserve release of approximately $600 million. The recorded investment in receivables reclassified to TDRs in the third quarter of 2012 as a result of this OCC guidance approximated $1,714 million, composed of $1,327 million of residential first mortgages and $387 million of home equity loans.

The following tables present information about total impaired Consumer loans at and for the years ending December 31, 2012 and 2011, respectively:

Impaired Consumer Loans

	At and for the year ended December 31, 2012
	Recorded		Unpaid	Related specific		Average		Interest income
In millions of dollars	investment	(1)(2)	principal balance	allowance	(3)	carrying value	(4)	recognized	(5)(6)
Mortgage and real estate
Residential first mortgages	$20,870		$22,062	$3,585		$19,956		$875
Home equity loans	2,135		2,727	636		1,911		68
Credit cards	4,584		4,639	1,800		5,272		308
Installment and other
Individual installment and other	1,612		1,618	860		1,958		248
Commercial market loans	439		737	60		495		21
Total (7)	$29,640		$31,783	$6,941		$29,592		$1,520

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)	$2,344 million of residential first mortgages, $378 million of home equity loans and $183 million of commercial market loans do not have a specific allowance.
(3)	Included in the Allowance for loan losses.
(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5)	Includes amounts recognized on both an accrual and cash basis.
(6)	Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for Corporate loans, as described below.
(7)	Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $29.2 billion at December 31, 2012. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $30.1 billion at December 31, 2012.

	At and for the year ended December 31, 2011
	Recorded		Unpaid	Related specific		Average		Interest income
In millions of dollars	investment	(1)(2)	principal balance	allowance	(3)	carrying value	(4)	recognized	(5)(6)
Mortgage and real estate
Residential first mortgages	$19,616		$20,803	$3,987		$18,642		$888
Home equity loans	1,771		1,823	669		1,680		72
Credit cards	6,695		6,743	3,122		6,542		387
Installment and other
Individual installment and other	2,264		2,267	1,032		2,644		343
Commercial market loans	517		782	75		572		21
Total (7)	$30,863		$32,418	$8,885		$30,080		$1,711

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2)	$858 million of residential first mortgages, $16 million of home equity loans and $182 million of commercial market loans do not have a specific allowance.
(3)	Included in the Allowance for loan losses.
(4)	Average carrying value represents the average recorded investment ending balance for last four quarters and does not include related specific allowance.
(5)	Includes amounts recognized on both an accrual and cash basis.
(6)	Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for Corporate loans, as described below.
(7)	Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $30.3 billion at December 31, 2011. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $31.5 billion at December 31, 2011.

Consumer Troubled Debt Restructurings
The following tables present Consumer TDRs occurring during the years ended December 31, 2012 and 2011:

	At and for the year ended December 31, 2012
				Chapter 7				Contingent			Average
In millions of dollars except	Number of	Post-modification		bankruptcy		Deferred		principal		Principal	interest rate
number of loans modified	loans modified	recorded investment	(1)(2)	charge-offs	(2)	principal	(3)	forgiveness	(4)	forgiveness	reduction
North America
Residential first mortgages	59,869	$8,107		$154		$10		$7		$553	1%
Home equity loans	33,586	862		450		5		—		78	2
Credit cards	204,999	1,053		—		—		—		—	16
Installment and other revolving	64,858	469		—		—		—		—	6
Commercial markets (5)	170	18		—		—		—		—	—
Total	363,482	$10,509		$604		$15		$7		$631
International
Residential first mortgages	9,447	$324		$—		$—		$—		$2	1%
Home equity loans	58	4		—		—		—		—	—
Credit cards	206,755	632		—		—		—		1	29
Installment and other revolving	45,191	280		—		—		—		1	22
Commercial markets (5)	377	171		—		—		1		2	—
Total	261,828	$1,411		$—		$—		$1		$6

	At and for the year ended December 31, 2011
						Contingent			Average
In millions of dollars except	Number of	Post-modification		Deferred		principal		Principal	interest rate
number of loans modified	loans modified	recorded investment	(1)	principal	(3)	forgiveness	(4)	forgiveness	reduction
North America
Residential first mortgages	33,025	$5,137		$66		$50		$—	2%
Home equity loans	18,099	923		17		1		—	4
Credit cards	611,715	3,554		—		—		—	19
Installment and other revolving	101,107	756		—		—		—	4
Commercial markets (5)	579	55		—		—		1	—
Total	764,525	$10,425		$83		$51		$1
International
Residential first mortgages	8,206	$311		$—		$—		$5	1%
Home equity loans	61	4		—		—		—	—
Credit cards	225,238	628		—		—		2	24
Installment and other revolving	133,062	545		—		—		8	12
Commercial markets (5)	55	167		—		—		1	—
Total	366,622	$1,655		$—		$—		$16

(1)	Post-modification balances include past due amounts that are capitalized at modification date.
(2)	Post-modification balances in North America include $2,740 million of residential first mortgages and $497 million of home equity loans to borrowers that have gone through Chapter 7 bankruptcy. These amounts include $1,414 million of residential first mortgages and $409 million of home equity loans that are newly classified as TDRs as a result of this OCC guidance. Chapter 7 bankruptcy column amounts are the incremental charge-offs that were recorded in the year ended December 31, 2012 as a result of this new OCC guidance.
(3)	Represents portion of loan principal that is non-interest bearing but still due from borrower. Effective in the first quarter of 2012, such deferred principal is charged-off at the time of modification to the extent that the related loan balance exceeds the underlying collateral value. A significant amount of the reported balances have been charged-off.
(4)	Represents portion of loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.
(5)	Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.

The following table presents Consumer TDRs that defaulted during the years ended December 31, 2012 and 2011, respectively, and for which the payment default occurred within one year of the modification:

	Year ended		Year ended
In millions of dollars	December 31, 2012	(1)	December 31, 2011	(1)
North America
Residential first mortgages	$1,145		$1,713
Home equity loans	128		113
Credit cards	434		1,307
Installment and other revolving	121		113
Commercial markets	—		3
Total	$1,828		$3,249
International
Residential first mortgages	$64		$123
Home equity loans	1		2
Credit cards	209		329
Installment and other revolving	117		238
Commercial markets	5		14
Total	$396		$706

(1)	Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90+ days past due.

Corporate Loans
Corporate loans represent loans and leases managed by the Institutional Clients Group or the Special Asset Pool in Citi Holdings. The following table presents information by Corporate loan type as of December 31, 2012 and 2011:

	December 31,	December 31,
In millions of dollars	2012	2011
Corporate
In U.S. offices
Commercial and industrial	$26,985	$20,830
Financial institutions	18,159	15,113
Mortgage and real estate (1)	24,705	21,516
Installment, revolving credit and other	32,446	33,182
Lease financing	1,410	1,270
	$103,705	$91,911
In offices outside the U.S.
Commercial and industrial	$82,939	$79,764
Installment, revolving credit and other	14,958	14,114
Mortgage and real estate (1)	6,485	6,885
Financial institutions	37,739	29,794
Lease financing	605	568
Governments and official institutions	1,159	1,576
	$143,885	$132,701
Total Corporate loans	$247,590	$224,612
Net unearned income (loss)	(797)	(710)
Corporate loans, net of unearned income	$246,793	$223,902

(1)	Loans secured primarily by real estate.

     For the years ended December 31, 2012 and 2011, the Company sold and/or reclassified (to held-for-sale) $4.4 billion and $6.4 billion, respectively, of held-for-investment Corporate loans. The Company did not have significant purchases of Corporate loans classified as held-for-investment for the year ended December 31, 2012 or December 31, 2011.

     Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of December 31, 2012 and 2011:

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2012

	30–89 days		≥ 90 days
	past due		past due and		Total past due	Total		Total		Total
In millions of dollars	and accruing	(1)	accruing	(1)	and accruing	non-accrual	(2)	current	(3)	loans
Commercial and industrial	$38		$10		$48	$1,078		$107,650		$108,776
Financial institutions	5		—		5	454		53,858		54,317
Mortgage and real estate	224		109		333	680		30,057		31,070
Leases	7		—		7	52		1,956		2,015
Other	70		6		76	69		46,414		46,559
Loans at fair value										4,056
Total	$344		$125		$469	$2,333		$239,935		$246,793

(1)	Corporate loans that are ≥ 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.
(2)	Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.
(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2011

	30–89 days		≥ 90 days
	past due		past due and		Total past due	Total		Total		Total
In millions of dollars	and accruing	(1)	accruing	(1)	and accruing	non-accrual	(2)	current	(3)	loans
Commercial and industrial	$93		$30		$123	$1,134		$98,157		$99,414
Financial institutions	—		2		2	763		42,642		43,407
Mortgage and real estate	224		125		349	1,039		26,908		28,296
Leases	3		11		14	13		1,811		1,838
Other	225		15		240	287		46,481		47,008
Loans at fair value										3,939
Total	$545		$183		$728	$3,236		$215,999		$223,902

(1)	Corporate loans that are ≥ 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.
(2)	Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.
(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

     Citigroup has a risk management process to monitor, evaluate and manage the principal risks associated with its Corporate loan portfolio. As part of its risk management process, Citi assigns numeric risk ratings to its Corporate loan facilities based on quantitative and qualitative assessments of the obligor and facility. These risk ratings are reviewed at least annually or more often if material events related to the obligor or facility warrant. Factors considered in assigning the risk ratings include: financial condition of the obligor, qualitative assessment of management and strategy, amount and sources of repayment, amount and type of collateral and guarantee arrangements, amount and type of any contingencies associated with the obligor, and the obligor’s industry and geography.
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

Corporate Loans Credit Quality Indicators at
December 31, 2012 and December 31, 2011

	Recorded investment in loans		(1)
	December 31,	December 31,
In millions of dollars	2012	2011
Investment grade (2)
Commercial and industrial	$73,822	$67,282
Financial institutions	43,895	35,159
Mortgage and real estate	12,587	10,729
Leases	1,404	1,161
Other	42,575	42,428
Total investment grade	$174,283	$156,759
Non-investment grade (2)
Accrual
Commercial and industrial	$33,876	$30,998
Financial institutions	9,968	7,485
Mortgage and real estate	2,858	3,812
Leases	559	664
Other	3,915	4,293
Non-accrual
Commercial and industrial	1,078	1,134
Financial institutions	454	763
Mortgage and real estate	680	1,039
Leases	52	13
Other	69	287
Total non-investment grade	$53,509	$50,488
Private Banking loans managed on a
delinquency basis (2)	$14,945	$12,716
Loans at fair value	4,056	3,939
Corporate loans, net of unearned income	$246,793	$223,902

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)	Held-for-investment loans accounted for on an amortized cost basis.

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

     The following tables present non-accrual loan information by Corporate loan type at and for the years ended December 31, 2012, 2011 and 2010, respectively:

Non-Accrual Corporate Loans

	At and for the period ended December 31, 2012
	Recorded		Unpaid	Related specific	Average		Interest income
In millions of dollars	investment	(1)	principal balance	allowance	carrying value	(2)	recognized
Non-accrual Corporate loans
Commercial and industrial	$1,078		$1,368	$155	$1,076		$65
Financial institutions	454		504	14	518		—
Mortgage and real estate	680		810	74	811		23
Lease financing	52		61	16	19		2
Other	69		245	25	154		8
Total non-accrual Corporate loans	$2,333		$2,988	$284	$2,578		$98

	December 31, 2011
	Recorded		Unpaid	Related specific	Average		Interest Income
In millions of dollars	investment	(1)	principal balance	allowance	carrying value	(3)	recognized
Non-accrual Corporate loans
Commercial and industrial	$1,134		$1,455	$186	$1,446		$76
Financial institutions	763		1,127	28	1,056		—
Mortgage and real estate	1,039		1,245	151	1,487		14
Lease financing	13		21	—	25		2
Other	287		640	55	420		17
Total non-accrual Corporate loans	$3,236		$4,488	$420	$4,434		$109

At and for the period ended
Dec. 31,
In millions of dollars	2010
Average carrying value (3)	$10,643
Interest income recognized	65

	December 31, 2012			December 31, 2011
	Recorded		Related specific	Recorded		Related specific
In millions of dollars	investment	(1)	allowance	investment	(1)	allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$608		$155	$501		$186
Financial institutions	41		14	78		28
Mortgage and real estate	345		74	540		151
Lease financing	47		16	—		—
Other	59		25	120		55
Total non-accrual Corporate loans with specific allowance	$1,100		$284	$1,239		$420
Non-accrual Corporate loans without specific allowance
Commercial and industrial	$470			$633
Financial institutions	413			685
Mortgage and real estate	335			499
Lease financing	5			13
Other	10			167
Total non-accrual Corporate loans without specific allowance	$1,233		N/A	$1,997		N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.
(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.
(3)	Average carrying value does not include related specific allowance.
N/A	Not Applicable

Corporate Troubled Debt Restructurings
The following tables provide details on Corporate TDR activity and default information as of and for the years ended December 31, 2012 and 2011.

The following table presents Corporate TDRs occurring during the year ended December 31, 2012.

						TDRs
		TDRs		TDRs		involving changes
		involving changes		involving changes		in the amount
		in the amount		in the amount		and/or timing of	Balance of	Net
	Carrying	and/or timing of		and/or timing of		both principal and	principal forgiven	P&L
In millions of dollars	Value	principal payments	(1)	interest payments	(2)	interest payments	or deferred	impact	(3)
Commercial and industrial	$99	$84		$4		$11	$—	$1
Financial institutions	—	—		—		—	—	—
Mortgage and real estate	113	60		—		53	—	—
Other	—	—		—		—	—	—
Total	$212	$144		$4		$64	$—	$1

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.
(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.
(3)	Balances reflect charge-offs and reserves recorded during the years ended December 31, 2012 on loans subject to a TDR during the year then ended.

The following table presents Corporate TDRs occurring during the year ended December 31, 2011.

						TDRs
		TDRs		TDRs		involving changes
		involving changes		involving changes		in the amount
		in the amount		in the amount		and/or timing of	Balance of	Net
	Carrying	and/or timing of		and/or timing of		both principal and	principal forgiven	P&L
In millions of dollars	Value	principal payments	(1)	interest payments	(2)	interest payments	or deferred	impact	(3)
Commercial and industrial	$126	$—		$16		$110	$—	$16
Financial institutions	—	—		—		—	—	—
Mortgage and real estate	250	3		20		227	4	37
Other	74	—		67		7	—	—
Total	$450	$3		$103		$344	$4	$53

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.
(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.
(3)	Balances reflect charge-offs and reserves recorded during the year ended December 31, 2011 on loans subject to a TDR during the period then ended.

     The following table presents total Corporate loans modified in a TDR at December 31, 2012 and 2011, as well as those TDRs that defaulted during 2012 and 2011, and for which the payment default occurred within one year of the modification:

		TDRs		TDRs
		in payment default		in payment default
	TDR Balances at	during the year Ended	TDR Balances at	during the year Ended
In millions of dollars	December 31, 2012	December 31, 2012	December 31, 2011	December 31, 2011
Commercial and industrial	$275	$94	$429	$7
Financial institutions	17	—	564	—
Mortgage and real estate	131	—	258	—
Other	450	—	85	—
Total	$873	$94	$1,336	$7

(1)	Payment default constitutes failure to pay principal or interest when due per the contractual terms of the loan.

Purchased Distressed Loans
Included in the Corporate and Consumer loan outstanding tables above are purchased distressed loans, which are loans that have evidenced significant credit deterioration subsequent to origination but prior to acquisition by Citigroup. In accordance with SOP 03-3 (codified as ASC 310-30), the difference between the total expected cash flows for these loans and the initial recorded investment is recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan table information presented above. In addition, per SOP 03-3, subsequent decreases in the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan’s level yield. Where the expected cash flows cannot be reliably estimated, the purchased distressed loan is accounted for under the cost recovery method. The carrying amount of the Company’s purchased distressed loan portfolio at December 31, 2012 was $440 million, net of an allowance of $98 million.

The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2012 are as follows:

		Carrying
	Accretable	amount of loan
In millions of dollars	yield	receivable	Allowance
Balance at December 31, 2011	$2	$511	$68
Purchases (1)	15	269	—
Disposals/payments received	(6)	(171)	(6)
Accretion	—	—	—
Builds (reductions) to the allowance	9	—	41
Increase to expected cash flows	5	1	—
FX/other	(3)	(72)	(5)
Balance at December 31, 2012 (2)	$22	$538	$98

(1)	The balance reported in the column “Carrying amount of loan receivable” consists of $269 million of purchased loans accounted for under the level-yield method and $0 million under the cost-recovery method. These balances represent the fair value of these loans at their acquisition date. The related total expected cash flows for the level-yield loans were $285 million at their acquisition dates.
(2)	The balance reported in the column “Carrying amount of loan receivable” consists of $524 million of loans accounted for under the level-yield method and $14 million accounted for under the cost-recovery method.

17. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2012	2011	2010
Allowance for loan losses at beginning of year	$30,115	$40,655	$36,033
Gross credit losses (1)(2)	(17,478)	(23,164)	(34,491)
Gross recoveries	2,902	3,126	3,632
Net credit losses (NCLs)	$(14,576)	$(20,038)	$(30,859)
NCLs	$14,576	$20,038	$30,859
Net reserve builds (releases) (1)	(1,882)	(8,434)	(6,523)
Net specific reserve builds (releases) (2)	(1,846)	169	858
Total provision for credit losses	$10,848	$11,773	$25,194
Other, net (3)	(932)	(2,275)	10,287
Allowance for loan losses at end of year	$25,455	$30,115	$40,655
Allowance for credit losses on unfunded lending commitments at beginning of year (4)	$1,136	$1,066	$1,157
Provision for unfunded lending commitments	(16)	51	(117)
Other, net	(1)	19	26
Allowance for credit losses on unfunded lending commitments at end of year (4)	$1,119	$1,136	$1,066
Total allowance for loans, leases, and unfunded lending commitments	$26,574	$31,251	$41,721

(1)	2012 includes approximately $635 million of incremental charge-offs related to OCC guidance issued in the third quarter of 2012, which required mortgage loans to borrowers that have gone through Chapter 7 of the U.S. Bankruptcy Code to be written down to collateral value. There was a corresponding approximate $600 million release in the third quarter of 2012 allowance for loan losses related to these charge-offs. 2012 also includes a benefit to charge-offs of approximately $40 million related to finalizing the impact of this OCC guidance in the fourth quarter of 2012.
(2)	2012 includes approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified loans in the first quarter of 2012. These charge-offs were related to anticipated forgiveness of principal in connection with the national mortgage settlement. There was a corresponding approximate $350 million reserve release in the first quarter of 2012 related to these charge-offs.
(3)	2012 includes reductions of approximately $875 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios. 2011 includes reductions of approximately $1.6 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios, approximately $240 million related to the sale of the Egg Banking PLC credit card business, approximately $72 million related to the transfer of the Citi Belgium business to held-for-sale and approximately $290 million related to FX translation. 2010 primarily includes an addition of $13.4 billion related to the impact of consolidating entities in connection with Citi’s adoption of SFAS 166/167 (see Note 1 to the Consolidated Financial Statements), reductions of approximately $2.7 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios and approximately $290 million related to the transfer of a U.K. first mortgage portfolio to held-for-sale.
(4)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans at December 31, 2012

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$2,879	$27,236	$30,115
Charge-offs	(640)	(16,838)	(17,478)
Recoveries	417	2,485	2,902
Replenishment of net charge-offs	223	14,353	14,576
Net reserve builds (releases)	2	(1,884)	(1,882)
Net specific reserve builds (releases)	(138)	(1,708)	(1,846)
Other	33	(965)	(932)
Ending balance	$2,776	$22,679	$25,455
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,429	$15,703	$18,132
Determined in accordance with ASC 310-10-35	284	6,941	7,225
Determined in accordance with ASC 310-30	63	35	98
Total allowance for loan losses	$2,776	$22,679	$25,455
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$239,849	$377,374	$617,223
Loans individually evaluated for impairment in accordance with ASC 310-10-35	2,776	29,640	32,416
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	112	426	538
Loans held at fair value	4,056	1,231	5,287
Total loans, net of unearned income	$246,793	$408,671	$655,464

Allowance for Credit Losses and Investment in Loans at December 31, 2011

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$5,249	$35,406	$40,655
Charge-offs	(2,000)	(21,164)	(23,164)
Recoveries	386	2,740	3,126
Replenishment of net charge-offs	1,614	18,424	20,038
Net reserve releases	(1,083)	(7,351)	(8,434)
Net specific reserve builds (releases)	(1,270)	1,439	169
Other	(17)	(2,258)	(2,275)
Ending balance	$2,879	$27,236	$30,115
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,408	$18,334	$20,742
Determined in accordance with ASC 310-10-35	420	8,885	9,305
Determined in accordance with ASC 310-30	51	17	68
Total allowance for loan losses	$2,879	$27,236	$30,115
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$215,778	$390,831	$606,609
Loans individually evaluated for impairment in accordance with ASC 310-10-35	3,994	30,863	34,857
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	191	320	511
Loans held at fair value	3,939	1,326	5,265
Total loans, net of unearned income	$223,902	$423,340	$647,242

18. GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in Goodwill during 2012 and 2011 were as follows:

In millions of dollars
Balance at December 31, 2010	$26,152
Foreign exchange translation	(636)
Smaller acquisitions/divestitures, purchase accounting adjustments and other	44
Discontinued operations	(147)
Balance at December 31, 2011	$25,413
Foreign exchange translation	294
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(21)
Discontinued operations	(13)
Balance at December 31, 2012	$25,673

The changes in Goodwill by segment during 2012 and 2011 were as follows:

	Global	Institutional
	Consumer	Clients		Corporate/
In millions of dollars	Banking	Group	Citi Holdings	Other	Total
Balance at December 31, 2010	$10,701	$10,826	$4,625	$—	$26,152
Goodwill acquired during 2011	$—	$19	$—	$—	$19
Goodwill disposed of during 2011	—	(6)	(153)	—	(159)
Other (1)	(465)	(102)	(32)	—	(599)
Balance at December 31, 2011	$10,236	$10,737	$4,440	$—	$25,413
Goodwill acquired during 2012	$—	$—	$—	$—	$—
Goodwill disposed of during 2012	—	—	(8)	—	(8)
Other (1)	20	244	4	—	268
Intersegment transfers in/(out) (2)	4,283	—	(4,283)	—	—
Balance at December 31, 2012	$14,539	$10,981	$153	$—	$25,673

(1)	Other changes in Goodwill primarily reflect foreign exchange effects on non-dollar-denominated goodwill, discontinued operations in 2012, and purchase accounting adjustments.
(2)	Primarily includes the transfer of the substantial majority of the Citi retail services business from Citi Holdings—Local Consumer Lending to Citicorp—North America Regional Consumer Banking during the first quarter of 2012. See Note 4 to the Consolidated Financial Statements for a further discussion of this segment transfer.

     Goodwill impairment testing is performed at the level below the business segments (referred to as a reporting unit). The reporting unit structure in 2012 was the same as the reporting unit structure in 2011, although certain underlying businesses were transferred between certain reporting units in the first quarter of 2012, as discussed further below.
     As of January 1, 2012, a substantial majority of the Citi retail services business previously included within the Local Consumer Lending—Cards reporting unit was transferred to North America—Regional Consumer Banking. In addition, certain small businesses included within the Local Consumer Lending—Cards reporting unit were transferred to Local Consumer Lending—Other. Additionally, an insurance business in El Salvador within Brokerage and Asset Management was transferred to Latin America Regional Consumer Banking. Goodwill affected by the reorganization was reassigned from Local Consumer Lending—Cards and Brokerage and Asset Management to those reporting units that received businesses using a relative fair value approach. Subsequent to January 1, 2012, goodwill has been allocated to disposals and tested for impairment under the reporting unit structure reflecting these transfers. An interim goodwill impairment test was performed on the impacted reporting units as of January 1, 2012, resulting in no impairment.
     The Company performed its annual goodwill impairment test as of July 1, 2012 resulting in no impairment for any of the reporting units.
     As per ASC 350, Intangibles—Goodwill and Other management elected to perform a qualitative assessment for the Transaction Services reporting unit. Through consideration of various factors including excess of fair value over the carrying value in prior year, projected growth via positive cash flows, and no adverse changes anticipated in the business and macroeconomic environment, management determined that it is not more-likely-than-not that the fair value of this reporting unit is less than its carrying amount and therefore the two-step impairment test was not required.
     No goodwill was deemed impaired in 2010, 2011 and 2012.

     The following table shows reporting units with goodwill balances as of December 31, 2012 and the excess of fair value as a percentage over allocated book value as of the annual impairment test.

In millions of dollars
	Fair value as a % of
Reporting unit (1)	allocated book value		Goodwill
North America Regional Consumer Banking	225%		$6,803
EMEA Regional Consumer Banking	150%		$366
Asia Regional Consumer Banking	281%		$5,489
Latin America Regional Consumer Banking	186%		$1,881
Securities and Banking	137%		$9,378
Transaction Services	1,336	% (2)	$1,603
Brokerage and Asset Management	121%		$42
Local Consumer Lending—Cards	110%		$111

(1)	Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.
(2)	Transaction Services: 2011 fair value has been carried forward for this reporting unit for purposes of the 2012 annual impairment test as discussed above.

     Citigroup engaged an independent valuation specialist in 2011 and 2012 to assist in Citi’s valuation for most of the reporting units employing both the market approach and the discounted cash flow (DCF) method. Citi believes that the DCF method, using management projections for the selected reporting units and an appropriate risk-adjusted discount rate, is the most reflective of a market participant’s view of fair values given current market conditions. For the reporting units where both methods were utilized in 2011 and 2012, the resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.
     While no impairment was noted in step one of the Local Consumer Lending—Cards reporting unit impairment test as of July 1, 2012, goodwill present in the reporting unit may be particularly sensitive to further deterioration in economic conditions.
     Under the market approach for valuing this reporting unit, the key assumption is the price multiple. The selection of the multiple considers operating performance and financial condition such as return on equity and net income growth of Local Consumer Lending—Cards as compared to those of selected guideline companies. Among other factors, the level and expected growth in return on tangible equity relative to those of the guideline companies is considered. Since the guideline company prices used are on a minority interest basis, the selection of the multiple considers the guideline acquisition prices which reflect control rights and privileges in arriving at a multiple that reflects an appropriate control premium.

     For the Local Consumer Lending—Cards valuation under the income approach, the assumptions used as the basis for the model include cash flows for the forecasted period, assumptions embedded in arriving at an estimation of the terminal year value and discount rate. The cash flows are estimated based on management’s most recent projections available as of the testing date, giving consideration to target equity capital requirements based on selected guideline companies for the reporting unit. In arriving at a terminal value for Local Consumer Lending—Cards, using 2015 as the terminal year, the assumptions used included a long-term growth rate. The discount rate used in the analysis is based on the reporting units’ estimated cost of equity capital computed under the capital asset pricing model.
     If the future were to differ adversely from management’s best estimate of key economic assumptions and associated cash flows were to decrease by a small margin, the Company could potentially experience future impairment charges with respect to the $111 million goodwill remaining in its Local Consumer Lending—Cards reporting unit. Any such charge, by itself, would not negatively affect the Company’s regulatory capital ratios, tangible common equity or liquidity position.

INTANGIBLE ASSETS
The components of intangible assets were as follows:

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
In millions of dollars	amount	amortization	amount	amount	amortization	amount
Purchased credit card relationships	$7,632	$5,726	$1,906	$7,616	$5,309	$2,307
Core deposit intangibles	1,315	1,019	296	1,337	965	372
Other customer relationships	767	380	387	830	356	474
Present value of future profits	239	135	104	235	123	112
Indefinite-lived intangible assets	487	—	487	492	—	492
Other (1)	4,764	2,247	2,517	4,866	2,023	2,843
Intangible assets (excluding MSRs)	$15,204	$9,507	$5,697	$15,376	$8,776	$6,600
Mortgage servicing rights (MSRs)	1,942	—	1,942	2,569	—	2,569
Total intangible assets	$17,146	$9,507	$7,639	$17,945	$8,776	$9,169

(1)	Includes contract-related intangible assets.

     Intangible assets amortization expense was $856 million, $898 million and $976 million for 2012, 2011 and 2010, respectively. Intangible assets amortization expense is estimated to be $812 million in 2013, $723 million in 2014, $689 million in 2015, $766 million in 2016, and $550 million in 2017.

The changes in intangible assets during 2012 were as follows:

	Net carrying						Net carrying
	amount at				FX		amount at
	December 31,	Acquisitions/			and	Discontinued	December 31,
In millions of dollars	2011	divestitures	Amortization	Impairments	other (1)	operations	2012
Purchased credit card relationships	$2,307	$—	$(402)	$—	$1	$—	$1,906
Core deposit intangibles	372	—	(84)	—	8	—	296
Other customer relationships	474	—	(45)	—	(42)	—	387
Present value of future profits	112	—	(9)	—	1	—	104
Indefinite-lived intangible assets	492	(8)	—	—	3	—	487
Other	2,843	2	(316)	(6)	13	(19)	2,517
Intangible assets (excluding MSRs)	$6,600	$(6)	$(856)	$(6)	$(16)	$(19)	$5,697
Mortgage servicing rights (MSRs) (2)	2,569						1,942
Total intangible assets	$9,169						$7,639

(1)	Includes foreign exchange translation and purchase accounting adjustments.
(2)	See Note 22 to the Consolidated Financial Statements for the roll-forward of MSRs.

19. DEBT

Short-Term Borrowings
Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates at December 31 as follows:

	2012		2011
		Weighted		Weighted
In millions of dollars	Balance	average	Balance	average
Commercial paper
Bank	$11,092	0.59%	$14,872	0.32%
Other non-bank	378	0.84	6,414	0.49
	$11,470		$21,286
Other borrowings (1)	40,557	1.06%	33,155	1.09%
Total	$52,027		$54,441

(1)	At December 31, 2012 and December 31, 2011, collateralized short-term advances from the Federal Home Loan Banks were $4 billion and $5 billion, respectively.

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

Long-Term Debt

			Balances at
			December 31,
	Weighted
	average
In millions of dollars	coupon	Maturities	2012	2011
Citigroup
Senior notes	4.29%	2013–2098	$138,862	$136,468
Subordinated notes (1)	4.40	2013–2036	27,581	29,177
Junior subordinated notes
relating to trust preferred
securities	7.14	2031–2067	10,110	16,057
Bank (2)
Senior notes	1.91	2013–2039	50,527	77,036
Subordinated notes (1)	3.29	2013–2039	707	859
Non-bank
Senior notes	3.64	2013–2097	11,651	63,712
Subordinated notes (1)	2.26	2013–2017	25	196
Total (3)			$239,463	$323,505
Senior notes			$201,040	$277,216
Subordinated notes (1)			28,313	30,232
Junior subordinated notes
relating to trust preferred
securities			10,110	16,057
Total			$239,463	$323,505

Note:	Citigroup Funding Inc. (CFI) was previously a first-tier subsidiary of Citigroup Inc., issuing commercial paper, medium-term notes and structured equity-linked and credit-linked notes. The debt of CFI was guaranteed by Citigroup Inc. On December 31, 2012, CFI was merged into Citigroup Inc.
(1)	Includes notes that are subordinated within certain countries, regions or subsidiaries.
(2)	Represents Citibank, N.A., as well as subsidiaries of Citibank and Banamex. At December 31, 2012 and 2011, collateralized long-term advances from the Federal Home Loan Banks were $16.3 billion and $11.0 billion, respectively.
(3)	Includes senior notes with carrying values of $186 million issued to Safety First Trust Series 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2012 and $215 million issued to Safety First Trust Series 2007-3, 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2011. Citigroup owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts’ common securities.

     CGMHI has committed long-term financing facilities with unaffiliated banks. At December 31, 2012, CGMHI had drawn down $300 million available under these facilities. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.
     The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2012, the Company’s overall weighted average interest rate for long-term debt was 3.88% on a contractual basis and 2.71% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2013	2014	2015	2016	2017	Thereafter	Total
Bank	$16,601	$9,862	$8,588	$6,320	$2,943	$6,920	$51,234
Non-bank	1,586	2,921	781	800	52	5,536	11,676
Parent company	24,464	24,243	19,677	12,737	21,156	74,276	176,553
Total	$42,651	$37,026	$29,046	$19,857	$24,151	$86,732	$239,463

     Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $10,110 million and $16,057 million at December 31, 2012 and December 31, 2011, respectively. In issuing these trust preferred securities, Citi formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right to redeem these securities.

     As previously disclosed, during the third quarter of 2012, Citi redeemed three series of its trust preferred securities resulting in a pretax gain of $198 million. The redemptions under Citigroup Capital XII and XXI closed on July 18, 2012, while Citigroup Capital XIX closed on August 15, 2012. During the fourth quarter of 2012, Citigroup completed the early redemption of Citigroup Capital XX in the amount of $0.4 billion. The gain recorded upon the redemption was $7 million. The redemption under Citigroup Capital XX closed on December 17, 2012.

The following table summarizes the financial structure of each of the Company’s subsidiary trusts at December 31, 2012:

							Junior subordinated debentures owned by trust
Trust securities						Common
with distributions						shares			Redeemable
guaranteed by	Issuance	Securities	Liquidation		Coupon	issued			by issuer
Citigroup	date	issued	value	(1)	rate	to parent	Amount	Maturity	beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194		7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII	July 2001	35,885,898	897		7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII	Sept. 2001	43,651,597	1,091		6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847		6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369		6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460		6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246		7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV	June 2006	12,227,281	306		6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV	Sept. 2006	25,210,733	630		6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954		6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701		6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	162		6.829%	50	162	June 28, 2067	June 28, 2017
Citigroup Capital XXXIII (2)	July 2009	3,025,000	3,025		8.000%	100	3,025	July 30, 2039	July 30, 2014
					3 mo. LIB
Adam Capital Trust III	Dec. 2002	17,500	18		+335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
					3 mo. LIB
Adam Statutory Trust III	Dec. 2002	25,000	25		+325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
					3 mo. LIB
Adam Statutory Trust IV	Sept. 2003	40,000	40		+295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
					3 mo. LIB
Adam Statutory Trust V	Mar. 2004	35,000	35		+279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009
Total obligated			$12,000				$12,125

(1)	Represents the notional value received by investors from the trusts at the time of issuance.
(2)	On February 4, 2013, approximately $800 million of the $3,025 million issued under Citigroup Capital XXXIII was exchanged into subordinated debt, leaving approximately $2,225 million of trust preferred securities outstanding as of such date.

     In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III and Citigroup Capital XVIII on which distributions are payable semiannually.

20. REGULATORY CAPITAL AND CITIGROUP INC. PARENT COMPANY INFORMATION

Citigroup is subject to risk-based capital and leverage guidelines issued by the Federal Reserve System (FRB). Citi’s U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary federal bank regulatory agencies. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards.
     The following table sets forth Citigroup’s and Citibank, N.A.’s regulatory capital ratios as of December 31, 2012:

		Well-
	Required	capitalized
In millions of dollars	minimum	minimum		Citigroup	Citibank, N.A.
Tier 1 Common				$123,095	$116,633
Tier 1 Capital				136,532	117,367
Total Capital (1)				167,686	135,513
Tier 1 Common ratio	N/A	N/A		12.67%	14.12%
Tier 1 Capital ratio	4.0%	6.0%		14.06	14.21
Total Capital ratio	8.0	10.0		17.26	16.41
Leverage ratio	3.0	5.0	(2)	7.48	8.97

(1)	Total Capital includes Tier 1 Capital and Tier 2 Capital.
(2)	Applicable only to depository institutions.
N/A	Not Applicable

     As indicated in the table above, Citigroup and Citibank, N.A. were well capitalized under the current federal bank regulatory definitions as of December 31, 2012.

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
     In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $19.1 billion in dividends from Citibank, N.A. in 2012.

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
Exchange
Commission
Uniform Net
Capital Rule
	(Rule 15c3-1)	$6,250	$5,659

Citigroup Global Markets Limited	United Kingdom’s
Financial
Services
	Authority	$6,212	$3,594

Citigroup Inc. Parent Company Only(1) Income Statement and Statement of Comprehensive Income

	Years Ended December 31,
In millions of dollars	2012	2011	2010
Revenues
Interest revenue	$3,384	$3,684	$3,237
Interest expense	6,573	7,618	7,728
Net interest revenue	$(3,189)	$(3,934)	$(4,491)
Dividends from subsidiaries	20,780	13,046	14,448
Non-interest revenue	613	939	30
Total revenues, net of interest expense	$18,204	$10,051	$9,987
Total operating expenses	$1,497	$1,503	$878
Income before taxes and equity in undistributed income of subsidiaries	$16,707	$8,548	$9,109
Benefit for income taxes	(2,062)	(1,821)	(2,480)
Equity in undistributed income of subsidiaries	(11,228)	698	(987)
Parent company’s net income	$7,541	$11,067	$10,602
Comprehensive income
Parent company’s net income	$7,541	$11,067	$10,602
Other comprehensive income (loss)	892	(1,511)	2,660
Parent company’s comprehensive income	$8,433	$9,556	$13,262
Citigroup Inc. Parent Company Only(1) Balance Sheet

	Years Ended December 31,
In millions of dollars	2012	2011
Assets
Cash and deposits from banks	$153	$3
Trading account assets	150	99
Investments	1,676	37,477
Advances to subsidiaries	107,074	108,644
Investments in subsidiaries	184,615	194,979
Other assets	102,335	65,711
Total assets	$396,003	$406,913
Liabilities
Federal funds purchased and securities loaned or sold under agreements to repurchase	$185	$185
Trading account liabilities	170	96
Short-term borrowings	725	13
Long-term debt	176,553	181,702
Advances from subsidiaries other than banks	12,759	17,046
Other liabilities	16,562	30,065
Total liabilities	$206,954	$229,107
Total equity	189,049	177,806
Total liabilities and equity	$396,003	$406,913

Citigroup Inc. Parent Company Only(1) Cash Flows Statement

	Years Ended December 31,
In millions of dollars	2012	2011	2010
Net cash provided by operating activities of continuing operations	$1,598	$1,710	$8,756
Cash flows from investing activities of continuing operations
Purchases of investments	$(5,701)	$(47,190)	$(31,346)
Proceeds from sales of investments	37,056	9,524	6,029
Proceeds from maturities of investments	4,286	22,386	16,834
Changes in investments and advances—intercompany	(397)	32,419	13,363
Other investing activities	994	(10)	(20)
Net cash provided by investing activities of continuing operations	$36,238	$17,129	$4,860
Cash flows from financing activities of continuing operations
Dividends paid	$(143)	$(113)	$(9)
Issuance of preferred stock	2,250	—	—
Proceeds/(repayments) from issuance of long-term debt—third-party, net	(33,434)	(16,481)	(8,339)
Net change in short-term borrowings and other advances—intercompany	(6,160)	(5,772)	(8,211)
Other financing activities	(199)	3,519	2,949
Net cash used in financing activities of continuing operations	$(37,686)	$(18,847)	$(13,610)
Net increase (decrease) in cash and due from banks	$150	$(8)	$6
Cash and due from banks at beginning of period	3	11	5
Cash and due from banks at end of period	$153	$3	$11
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for
Income taxes	$78	$(458)	$(507)
Interest	7,883	9,271	9,317

(1)	“Citigroup Inc. parent company only” refers to the parent holding company Citigroup Inc., excluding consolidated subsidiaries. Citigroup Funding Inc. (CFI) was previously a first-tier subsidiary of Citigroup Inc., issuing commercial paper, medium-term notes and structured equity-linked and credit-linked notes. The debt of CFI was guaranteed by Citigroup Inc. On December 31, 2012, CFI was merged into Citigroup Inc., the parent holding company.

21. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in each component of Accumulated other comprehensive income (loss) for the three-year period ended December 31, 2012 are as follows:

		Foreign
	Net	currency
	unrealized	translation			Accumulated
	gains (losses)	adjustment,		Pension	other
	on investment	net of	Cash flow	liability	comprehensive
In millions of dollars	securities	hedges	hedges	adjustments	income (loss)
Balance at December 31, 2009	$(4,347)	$(7,947)	$(3,182)	$(3,461)	$(18,937)
Change, net of taxes (1)(2)(3)(4)	1,952	820	532	(644)	2,660
Balance at December 31, 2010	$(2,395)	$(7,127)	$(2,650)	$(4,105)	$(16,277)
Change, net of taxes (1)(2)(3)(4)	2,360	(3,524)	(170)	(177)	(1,511)
Balance at December 31, 2011	$(35)	$(10,651)	$(2,820)	$(4,282)	$(17,788)
Change, net of taxes (1)(2)(3)(4)(5)(6)	632	721	527	(988)	892
Balance at December 31, 2012	$597	$(9,930)	$(2,293)	$(5,270)	$(16,896)

(1)	The after-tax realized gains (losses) on sales and impairments of securities during the years ended December 31, 2012, 2011 and 2010 were $(1,017) million, $(122) million and $657 million, respectively. For details of the realized gains (losses) on sales and impairments on Citigroup’s investment securities included in income, see Note 15 to the Consolidated Financial Statements.
(2)	Primarily reflects the movements in (by order of impact) the Mexican peso, Japanese yen, Euro, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges in 2012. Primarily reflects the movements in the Mexican peso, Turkish lira, Brazilian real, Indian rupee and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges in 2011. Primarily reflects the movements in the Australian dollar, Brazilian real, Canadian dollar, Japanese yen, Mexican peso, and Chinese yuan (renminbi) against the U.S. dollar, and changes in related tax effects and hedges in 2010.
(3)	For cash flow hedges, primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that are hedging the floating rates on liabilities.
(4)	For the pension liability adjustment, primarily reflects adjustments based on the final year-end actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.
(5)	For net unrealized gains (losses) on investment securities, includes the after-tax impact of realized gains from the sales of minority investments: $672 million from the Company’s entire interest in Housing Development Finance Corporation Ltd. (HDFC); and $421 million from the Company’s entire interest in Shanghai Pudong Development Bank (SPDB).
(6)	The after-tax impact due to impairment charges and the loss related to Akbank, included within the foreign currency translation adjustment, during the six months ended June 30, 2012 was $667 million. See Note 15 to the Consolidated Financial Statements.

     The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three-year period ended December 31, 2012 are as follows:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2009	$(27,834)	$8,897	$(18,937)
Change in net unrealized gains (losses) on investment securities	3,119	(1,167)	1,952
Foreign currency translation adjustment	81	739	820
Cash flow hedges	857	(325)	532
Pension liability adjustment	(1,078)	434	(644)
Change	$2,979	$(319)	$2,660
Balance, December 31, 2010	$(24,855)	$8,578	$(16,277)
Change in net unrealized gains (losses) on investment securities	3,855	(1,495)	2,360
Foreign currency translation adjustment	(4,133)	609	(3,524)
Cash flow hedges	(262)	92	(170)
Pension liability adjustment	(412)	235	(177)
Change	$(952)	$(559)	$(1,511)
Balance, December 31, 2011	$(25,807)	$8,019	$(17,788)
Change in net unrealized gains (losses) on investment securities	1,001	(369)	632
Foreign currency translation adjustment	12	709	721
Cash flow hedges	838	(311)	527
Pension liability adjustment	(1,378)	390	(988)
Change	$473	$419	$892
Balance, December 31, 2012	$(25,334)	$8,438	$(16,896)

22. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of SPEs
A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, to assist clients in securitizing their financial assets and to create investment products for clients. SPEs may be organized in various legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness, which are recorded on the balance sheet of the SPE, which may or may not be consolidated onto the balance sheet of the company that organized the SPE.
     Investors usually only have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over-collateralization in the form of excess assets in the SPE, a line of credit, or from a liquidity facility, such as a liquidity put option or asset purchase agreement. Because of these enhancements, the SPE issuances can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances, resulting in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.
     Most of Citigroup’s SPEs are variable interest entities (VIEs), as described below.

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

     The Company must evaluate its involvement in each VIE and understand the purpose and design of the entity, the role the Company had in the entity’s design and its involvement in the VIE’s ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.
     For those VIEs where the Company determines that it has the power to direct the activities that most significantly impact the VIE’s economic performance, the Company then must evaluate its economic interests, if any, and determine whether it could absorb losses or receive benefits that could potentially be significant to the VIE. When evaluating whether the Company has an obligation to absorb losses that could potentially be significant, it considers the maximum exposure to such loss without consideration of probability. Such obligations could be in various forms, including, but not limited to, debt and equity investments, guarantees, liquidity agreements, and certain derivative contracts.
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

     Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE as of December 31, 2012 and 2011 is presented below:

In millions of dollars					As of December 31, 2012
					Maximum exposure to loss in significant
					unconsolidated VIEs							(1)
					Funded exposures		(2)	Unfunded exposures		(3)
	Total
	involvement		Significant						Guarantees
	with SPE	Consolidated	unconsolidated		Debt	Equity		Funding	and
Citicorp	assets	VIE / SPE assets	VIE assets	(4)	investments	investments		commitments	derivatives		Total
Credit card securitizations	$79,109	$79,109	$—		$—	$—		$—	$—		$—
Mortgage securitizations (5)
U.S. agency-sponsored	232,741	—	232,741		3,042	—		—	45		3,087
Non-agency-sponsored	9,308	1,686	7,622		382	—		—	—		382
Citi-administered asset-backed
commercial paper conduits (ABCP)	30,002	22,387	7,615		—	—		7,615	—		7,615
Third-party commercial
paper conduits	—	—	—		—	—		—	—		—
Collateralized debt obligations (CDOs)	5,539	—	5,539		24	—		—	—		24
Collateralized loan obligations (CLOs)	15,120	—	15,120		642	19		—	—		661
Asset-based financing	41,399	1,125	40,274		14,798	84		2,081	159		17,122
Municipal securities tender option bond
trusts (TOBs)	15,163	7,573	7,590		352	—		4,628	—		4,980
Municipal investments	19,693	255	19,438		2,003	3,049		1,669	—		6,721
Client intermediation	2,486	151	2,335		319	—		—	—		319
Investment funds	4,286	2,196	2,090		—	14		—	—		14
Trust preferred securities	12,221	—	12,221		—	126		—	—		126
Other	2,023	115	1,908		113	382		22	76		593
Total	$469,090	$114,597	$354,493		$21,675	$3,674		$16,015	$280		$41,644
Citi Holdings
Credit card securitizations	$838	$397	$441		$—	$—		$—	$—		$—
Mortgage securitizations
U.S. agency-sponsored	106,888	—	106,888		700	—		—	163		863
Non-agency-sponsored	16,693	1,628	15,065		43	—		—	2		45
Student loan securitizations	1,681	1,681	—		—	—		—	—		—
Collateralized debt obligations (CDOs)	4,752	—	4,752		139	—		—	124		263
Collateralized loan obligations (CLOs)	4,676	—	4,676		435	—		13	108		556
Asset-based financing	4,166	3	4,163		984	6		243	—		1,233
Municipal investments	7,766	—	7,766		90	235		992	—		1,317
Client intermediation	13	13	—		—	—		—	—		—
Investment funds	1,083	—	1,083		—	47		—	—		47
Other	6,005	5,851	154		—	3		—	—		3
Total	$154,561	$9,573	$144,988		$2,391	$291		$1,248	$397		$4,327
Total Citigroup	$623,651	$124,170	$499,481		$24,066	$3,965		$17,263	$677		$45,971

(1)	The definition of maximum exposure to loss is included in the text that follows this table.
(2)	Included in Citigroup’s December 31, 2012 Consolidated Balance Sheet.
(3)	Not included in Citigroup’s December 31, 2012 Consolidated Balance Sheet.
(4)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.
(5)	Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-Securitizations” below for further discussion.

In millions of dollars				As of December 31, 2011
				Maximum exposure to loss in significant
				unconsolidated VIEs							(1)
				Funded exposures		(2)	Unfunded exposures		(3)
Total
involvement	Consolidated	Significant						Guarantees
with SPE	VIE / SPE	unconsolidated		Debt	Equity		Funding	and
assets	assets	VIE assets	(4)	investments	investments		commitments	derivatives		Total
$87,083	$87,083	$—		$—	$—		$—	$—		$—

232,179	—	232,179		3,769	—		—	26		3,795
9,743	1,622	8,121		348	—		—	—		348

34,987	21,971	13,016		—	—		13,016	—		13,016

7,507	—	7,507		—	—		298	—		298
3,334	—	3,334		20	—		—	—		20
8,127	—	8,127		64	—		—	—		64
19,034	1,303	17,731		7,892	2		2,891	121		10,906

16,849	8,224	8,625		708	—		5,413	—		6,121
20,331	299	20,032		2,345	3,535		1,586	—		7,466
2,110	24	2,086		468	—		—	—		468
4,621	2,027	2,594		—	70		—	—		70
17,882	—	17,882		—	128		—	—		128
6,210	97	6,113		354	172		279	79		884
$469,997	$122,650	$347,347		$15,968	$3,907		$23,483	$226		$43,584

$780	$581	$199		$—	$—		$—	$—		$—

152,265	—	152,265		1,159	—		—	120		1,279
20,821	1,764	19,057		61	—		—	2		63
1,822	1,822	—		—	—		—	—		—
6,581	—	6,581		117	—		—	120		237
7,479	—	7,479		1,125	—		6	90		1,221
10,490	73	10,417		5,004	3		250	—		5,257
7,820	—	7,820		206	265		1,049	—		1,520
111	111	—		—	—		—	—		—
1,114	14	1,100		—	43		—	—		43
6,762	6,581	181		3	36		15	—		54
$216,045	$10,946	$205,099		$7,675	$347		$1,320	$332		$9,674
$686,042	$133,596	$552,446		$23,643	$4,254		$24,803	$558		$53,258

(1)	The definition of maximum exposure to loss is included in the text that follows this table.
(2)	Included in Citigroup’s December 31, 2011 Consolidated Balance Sheet.
(3)	Not included in Citigroup’s December 31, 2011 Consolidated Balance Sheet.
(4)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.
(5)	Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-Securitizations” below for further discussion.
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
  VIEs structured by third parties where the Company holds securities in inventory, as these investments are made on arm’s-length terms;
  certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 14 and 15 to the Consolidated Financial Statements);
  certain representations and warranties exposures in legacy Securities and Banking—sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $19 billion at December 31, 2012; and
  certain representations and warranties exposures in Citigroup residential mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of December 31, 2012:

In millions of dollars	Liquidity facilities	Loan commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$7,615	$—
Asset-based financing	6	2,075
Municipal securities tender option bond trusts (TOBs)	4,628	—
Municipal investments	—	1,669
Other	—	22
Total Citicorp	$12,249	$3,766
Citi Holdings
Asset-based financing	$—	$243
Collateralized loan obligations (CLOs)	13	—
Municipal investments	—	992
Total Citi Holdings	$13	$1,235
Total Citigroup funding commitments	$12,262	$5,001

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
     The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations as of December 31, 2012 and December 31, 2011:

In billions of dollars	December 31, 2012			December 31, 2011
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.3	$0.2	$0.5	$0.2	$0.4	$0.6
Trading account assets	0.5	—	0.5	0.4	0.1	0.5
Investments	10.7	—	10.7	12.5	—	12.5
Total loans, net	102.6	9.1	111.7	109.0	10.1	119.1
Other	0.5	0.2	0.7	0.5	0.3	0.8
Total assets	$114.6	$9.5	$124.1	$122.6	$10.9	$133.5
Short-term borrowings	$17.9	$—	$17.9	$22.5	$0.8	$23.3
Long-term debt	23.8	2.6	26.4	44.8	5.6	50.4
Other liabilities	1.1	0.1	1.2	0.9	0.2	1.1
Total liabilities	$42.8	$2.7	$45.5	$68.2	$6.6	$74.8

Citicorp and Citi Holdings Significant Variable Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of December 31, 2012 and December 31, 2011:

In billions of dollars	December 31, 2012			December 31, 2011
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$4.0	$0.5	$4.5	$5.5	$1.0	$6.5
Investments	5.4	0.7	6.1	3.8	4.4	8.2
Total loans, net	14.6	0.9	15.5	9.0	1.6	10.6
Other	1.4	0.5	1.9	1.6	1.0	2.6
Total assets	$25.4	$2.6	$28.0	$19.9	$8.0	$27.9

Long-term debt	$—	$—	$—	$—	$—	$—
Total liabilities	—	—	—	—	—	—

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
     Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust (Omni Trust). Since the adoption of SFAS 167 (ASC 810) on January 1, 2010, these trusts are treated as consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts and also holds a seller’s interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on the Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in the Consolidated Balance Sheet.
     The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company’s securitized credit card receivables as of December 31, 2012 and December 31, 2011:

	Citicorp		Citi Holdings
In billions of dollars	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Principal amount of credit card receivables in trusts	$80.7	$89.8	$0.4	$0.6
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$22.9	$42.7	$0.1	$0.3
Retained by Citigroup as trust-issued securities	13.2	14.7	0.1	0.1
Retained by Citigroup via non-certificated interests	44.6	32.4	0.2	0.2
Total ownership interests in principal amount of trust credit card receivables	$80.7	$89.8	$0.4	$0.6

Credit Card Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp’s credit card securitizations for the years ended December 31, 2012, 2011 and 2010:

In billions of dollars	2012	2011	2010
Proceeds from new securitizations	$2.4	$3.9	$5.5
Pay down of maturing notes	(21.7)	(20.5)	(40.3)

Credit Card Securitizations—Citi Holdings
The proceeds from Citi Holdings’ credit card securitizations were $0.4 billion for the year ended December 31, 2012.

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
     Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.8 years as of December 31, 2012 and 3.1 years as of December 31, 2011.

Master Trust Liabilities (at par value)

In billions of dollars	December 31, 2012	December 31, 2011
Term notes issued to multi-seller commercial paper conduits	$—	$—
Term notes issued to third parties	18.6	30.4
Term notes retained by Citigroup affiliates	4.8	7.7
Total Master Trust liabilities	$23.4	$38.1

     The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.7 years as of December 31, 2012 and 1.5 years as of December 31, 2011.

Omni Trust Liabilities (at par value)

In billions of dollars	December 31, 2012	December 31, 2011
Term notes issued to multi-seller commercial paper conduits	$—	$3.4
Term notes issued to third parties	4.4	9.2
Term notes retained by Citigroup affiliates	7.1	7.1
Total Omni Trust liabilities	$11.5	$19.7

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
     The Company securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, Fannie Mae or Freddie Mac (U.S. agency-sponsored mortgages), or private-label (non-agency-

sponsored mortgages) securitization. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations because Citigroup does not have the power to direct the activities of the SPE that most significantly impact the entity’s economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations.
     The Company does not consolidate certain non-agency-sponsored mortgage securitizations because Citi is either not the servicer with the power to direct the significant activities of the entity or Citi is the servicer but the servicing relationship is deemed to be a fiduciary relationship and, therefore, Citi is not deemed to be the primary beneficiary of the entity.
     In certain instances, the Company has (i) the power to direct the activities and (ii) the obligation to either absorb losses or right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and, therefore, is the primary beneficiary and consolidates the SPE.

Mortgage Securitizations—Citicorp
The following tables summarize selected cash flow information related to Citicorp mortgage securitizations for the years ended December 31, 2012, 2011 and 2010:

	2012		2011	2010
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$54.2	$2.3	$57.3	$65.1
Contractual servicing fees received	0.5	—	0.5	0.5
Cash flows received on retained interests and other net cash flows	0.1	—	0.1	0.1

     Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during 2012 were $10 million. For the year ended December 31, 2012, gains (losses) recognized on the securitization of non-agency-sponsored mortgages were $20 million.

     Agency and non-agency mortgage securitization gains (losses) for the years ended December 31, 2011 and 2010 were $(9) million and $(5) million, respectively.

     Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the years ended December 31, 2012 and 2011 were as follows:

	December 31, 2012
		Non-agency-sponsored mortgages	(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.2% to 14.4%	1.2% to 24.0%	1.1% to 29.2%
Weighted average discount rate	11.4%	8.1%	13.8%
Constant prepayment rate	6.7% to 36.4%	1.9% to 22.8%	1.6% to 29.4%
Weighted average constant prepayment rate	10.2%	9.3%	10.1%
Anticipated net credit losses (2)	NM	37.5% to 80.2%	33.4% to 90.0%
Weighted average anticipated net credit losses	NM	60.3%	54.1%

	December 31, 2011
		Non-agency-sponsored mortgages	(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.6% to 28.3%	2.4% to 10.0%	8.4% to 17.6%
Weighted average discount rate	12.0%	4.5%	11.0%
Constant prepayment rate	2.2% to 30.6%	1.0% to 2.2%	5.2% to 22.1%
Weighted average constant prepayment rate	7.9%	1.9%	17.3%
Anticipated net credit losses (2)	NM	35.0% to 72.0%	11.4% to 58.6%
Weighted average anticipated net credit losses	NM	45.3%	25.0%

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)	Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.
NM	Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

     The range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.
     The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests and the sensitivity of the fair value to such adverse changes, each as of December 31, 2012 and 2011, is set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	December 31, 2012
		Non-agency-sponsored mortgages	(1)
	U.S. agency-	Senior	Subordinated
	sponsored mortgages	interests	interests
Discount rate	0.6% to 17.2%	1.2% to 24.0%	1.1% to 29.2%
Weighted average discount rate	6.1%	9.0%	13.8%
Constant prepayment rate	9.0% to 57.8%	1.9% to 22.8%	0.5% to 29.4%
Weighted average constant prepayment rate	27.7%	12.3%	10.0%
Anticipated net credit losses (2)	NM	0.1% to 80.2%	33.4% to 90.0%
Weighted average anticipated net credit losses	NM	47.0%	54.1%

	December 31, 2011
		Non-agency-sponsored mortgages	(1)
	U.S. agency-	Senior	Subordinated
	sponsored mortgages	interests	interests
Discount rate	1.3% to 16.4%	2.2% to 24.4%	1.3% to 28.1%
Weighted average discount rate	8.1%	9.6%	13.5%
Constant prepayment rate	18.9% to 30.6%	1.7% to 51.8%	0.6% to 29.1%
Weighted average constant prepayment rate	28.7%	26.2%	10.5%
Anticipated net credit losses (2)	NM	0.0% to 77.9%	29.3% to 90.0%
Weighted average anticipated net credit losses	NM	37.6%	57.2%

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
(2)	Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.
NM	Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	U.S. agency-sponsored	Non-agency-sponsored mortgages	(1)
In millions of dollars at December 31, 2012	mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,987	$88	$466
Discount rates
Adverse change of 10%	$(46)	$(2)	$(31)
Adverse change of 20%	(90)	(4)	(59)
Constant prepayment rate
Adverse change of 10%	(110)	(1)	(11)
Adverse change of 20%	(211)	(3)	(22)
Anticipated net credit losses
Adverse change of 10%	(11)	(1)	(13)
Adverse change of 20%	(21)	(3)	(24)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

Mortgage Securitizations—Citi Holdings
The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
In billions of dollars	U.S. agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$0.4	$1.1	$0.6
Contractual servicing fees received	0.4	0.6	0.8
Cash flows received on retained interests and other net cash flows	—	0.1	0.1

     Gains recognized on the securitization of U.S. agency-sponsored mortgages were $45 million and $78 million for the years ended December 31, 2012 and 2011, respectively. The Company did not securitize non-agency-sponsored mortgages during the years ended December 31, 2012 and 2011.
     Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

     The effect of adverse changes of 10% and 20% in each of the key assumptions used to determine the fair value of retained interests, and the sensitivity of the fair value to such adverse changes, each as of December 31, 2012 and 2011, is set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	December 31, 2012
		Non-agency-sponsored mortgages	(1)
	U.S. agency-	Senior	Subordinated
	sponsored mortgages	interests	interests
Discount rate	9.7%	4.1% to 10.0%	3.4% to 12.4%
Weighted average discount rate	9.7%	4.2%	8.0%
Constant prepayment rate	28.6%	21.7%	12.7% to 18.7%
Weighted average constant prepayment rate	28.6%	21.7%	15.7%
Anticipated net credit losses	NM	0.5%	50.0% to 50.1%
Weighted average anticipated net credit losses	NM	0.5%	50.1%
Weighted average life	4.1 years	4.4 years	6.0 to 7.4 years

	December 31, 2011
		Non-agency-sponsored mortgages	(1)
	U.S. agency-	Senior	Subordinated
	sponsored mortgages	interests	interests
Discount rate	6.9%	2.9% to 18.0%	6.7% to 18.2%
Weighted average discount rate	6.9%	9.8%	9.2%
Constant prepayment rate	30.0%	38.8%	2.0% to 9.6%
Weighted average constant prepayment rate	30.0%	38.8%	8.1%
Anticipated net credit losses	NM	0.4%	57.2% to 90.0%
Weighted average anticipated net credit losses	NM	0.4%	63.2%
Weighted average life	3.7 years	3.3 to 4.7 years	0.0 to 8.1 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
NM	Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	U.S. agency-sponsored	Non-agency-sponsored mortgages	(1)
In millions of dollars at December 31, 2012	mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$618	$39	$16
Discount rates
Adverse change of 10%	$(22)	$—	$(1)
Adverse change of 20%	(42)	(1)	(2)
Constant prepayment rate
Adverse change of 10%	(57)	(3)	—
Adverse change of 20%	(109)	(7)	(1)
Anticipated net credit losses
Adverse change of 10%	(32)	(9)	(2)
Adverse change of 20%	(64)	(19)	(4)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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
     The fair value of capitalized mortgage servicing rights (MSRs) was $1.9 billion and $2.6 billion at December 31, 2012 and 2011, respectively. The MSRs correspond to principal loan balances of $325 billion and $401 billion as of December 31, 2012 and 2011, respectively. The following table summarizes the changes in capitalized MSRs for the years ended December 31, 2012 and 2011:

In millions of dollars	2012	2011
Balance, beginning of year	$2,569	$4,554
Originations	423	611
Changes in fair value of MSRs due to changes in inputs and assumptions	(198)	(1,210)
Other changes (1)	(852)	(1,174)
Sale of MSRs	—	(212)
Balance, end of year	$1,942	$2,569

(1)	Represents changes due to customer payments and passage of time.

     The fair value of the MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities classified as Trading account assets.

     The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the years ended December 31, 2012, 2011 and 2010 were as follows:

In millions of dollars	2012	2011	2010
Servicing fees	$990	$1,170	$1,356
Late fees	65	76	87
Ancillary fees	122	130	214
Total MSR fees	$1,177	$1,376	$1,657

     These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the year ended December 31, 2012, Citi transferred non-agency (private-label) securities with an original par value of approximately $1.5 billion to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. As of December 31, 2012, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $380 million ($128 million of which relates to re-securitization transactions executed in 2012) and are recorded in Trading account assets. Of this amount, approximately $11 million and $369 million related to senior and subordinated beneficial interests, respectively. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of December 31, 2012 was approximately $7.1 billion.

     The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the 12 months ended December 31, 2012, Citi transferred agency securities with a fair value of approximately $30.3 billion to re-securitization entities. As of December 31, 2012, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.7 billion ($1.1 billion of which related to re-securitization transactions executed in 2012) and is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2012 was approximately $71.2 billion.
     As of December 31, 2012, the Company did not consolidate any private-label or agency re-securitization entities.

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
     Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 25 to 45 days. At the respective period ends December 31, 2012 and December 31, 2011, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 38 and 37 days, respectively.
     The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancement described above. In addition, each consolidated conduit has obtained a letter of credit from the Company, which needs to be sized to at least 8–10% of the conduit’s assets with a floor of $200 million. The letters of credit provided by the Company to the consolidated conduits total approximately $2.1 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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

     Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of December 31, 2012, the Company owned $11.7 billion and $131 million of the commercial paper issued by its consolidated and unconsolidated administered conduits, respectively.
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
     The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit’s loans that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. The total notional exposure under the program-wide liquidity agreement for the Company’s unconsolidated administered conduit as of December 31, 2012 is $0.6 billion. The program-wide liquidity agreement, along with each asset APA, is considered in the Company’s maximum exposure to loss to the unconsolidated administered conduit.
     As of December 31, 2012, this unconsolidated government-guaranteed loan conduit held assets and funding commitments of approximately $7.6 billion.

Third-Party Commercial Paper Conduits
The Company also provides liquidity facilities to single- and multi-seller conduits sponsored by third parties. These conduits are independently owned and managed and invest in a variety of asset classes, depending on the nature of the conduit. The facilities provided by the Company typically represent a small portion of the total liquidity facilities obtained by each conduit, and are collateralized by the assets of each conduit. The Company is not the party that has the power to direct the activities of these conduits that most significantly impact their economic performance and thus does not consolidate them. As of December 31, 2012, the Company had no involvement in third-party commercial paper conduits.

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
     In general, the asset manager, through its ability to purchase and sell assets or—where the reinvestment period of a CDO/CLO has expired—the ability to sell assets, will have the power to direct the activities of the entity that most significantly impact the economic performance of the CDO/CLO. However, where a CDO/CLO has experienced an event of default or an optional redemption period has gone into effect, the activities of the asset manager may be curtailed and/or certain additional rights will generally be provided to the investors in a CDO/CLO entity, including the right to direct the liquidation of the CDO/CLO entity.

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

Key Assumptions and Retained Interests—Citi Holdings
The key assumptions, used for the securitization of CDOs and CLOs during the year ended December 31, 2012, in measuring the fair value of retained interests were as follows:

	CDOs	CLOs
Discount rate	46.9% to 51.6%	1.9% to 2.1%

     The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests at December 31, 2012 is set forth in the table below:

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$16	$428
Discount rates
Adverse change of 10%	$(2)	$(2)
Adverse change of 20%	(3)	(4)

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

Asset-Based Financing—Citicorp
The primary types of Citicorp’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2012, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	Total	Maximum
	unconsolidated	exposure to
In billions of dollars	VIE assets	unconsolidated VIEs
Type
Commercial and other real estate	$16.1	$3.1
Corporate loans	2.0	1.6
Hedge funds and equities	0.6	0.4
Airplanes, ships and other assets	21.5	12.0
Total	$40.2	$17.1

     The following table summarizes selected cash flow information related to asset-based financings for the years ended December 31, 2012, 2011 and 2010:

In billions of dollars	2012	2011	2010
Cash flows received on retained
interests and other net cash flows	$0.3	$—	$—

     The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests at December 31, 2012 is set forth in the table below:

Asset-based
In millions of dollars	Financing
Carrying value of retained interests	$1,726
Value of underlying portfolio
Adverse change of 10%	$(22)
Adverse change of 20%	(44)

Asset-Based Financing—Citi Holdings
The primary types of Citi Holdings’ asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2012, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	Total	Maximum
	unconsolidated	exposure to
In billions of dollars	VIE assets	unconsolidated VIEs
Type
Commercial and other real estate	$0.9	$0.3
Corporate loans	0.4	0.3
Airplanes, ships and other assets	2.9	0.6
Total	$4.2	$1.2

     The following table summarizes selected cash flow information related to asset-based financings for the years ended December 31, 2012, 2011 and 2010:

In billions of dollars	2012	2011	2010
Cash flows received on retained
interests and other net cash flows	$1.7	$1.4	$2.8

     The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests at December 31, 2012 is set forth in the table below:

Asset-based
In millions of dollars	Financing
Carrying value of retained interests	$339
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

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

     The Floaters and the Residuals have a tenor that is equal to or shorter than the tenor of the underlying municipal bonds. The Residuals entitle their holders to the residual cash flows from the issuing trust, the interest income generated by the underlying municipal securities net of interest paid on the Floaters, and trust expenses. The Residuals are rated based on the long-term rating of the underlying municipal bond. The Floaters bear variable interest rates that are reset periodically to a new market rate based on a spread to a high grade, short-term, tax-exempt index. The Floaters have a long-term rating based on the long-term rating of the underlying municipal bond and a short-term rating based on that of the liquidity provider to the trust.
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
     The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company’s inventory of Floaters fluctuates over time. As of December 31, 2012, the Company held $203 million of Floaters related to both customer and non-customer TOB trusts.
     For certain non-customer trusts, the Company also provides credit enhancement. Approximately $184 million of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.
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
     As of December 31, 2012, liquidity agreements provided with respect to customer TOB trusts totaled $4.9 billion, of which $3.6 billion was offset by reimbursement agreements. The remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction and no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.4 billion as of December 31, 2012. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.
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
     Because the sole asset of each of the trusts is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company’s investment in the VIE’s equity shares, the Company is not permitted to consolidate the trusts, even though it owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities. For additional information, see Note 19 to the Consolidated Financial Statements.

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

     Citigroup enters into these derivative contracts relating to interest rate, foreign currency, commodity and other market/credit risks for the following reasons:

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
  Hedging—Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup issues fixed-rate long-term debt and then enters into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance-sheet assets and liabilities, including AFS securities and borrowings, as well as other interest-sensitive assets and liabilities. In addition, foreign-exchange contracts are used to hedge non-U.S.-dollar-denominated debt, foreign-currency-denominated AFS securities and net investment exposures.

     Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign-exchange rates and other factors and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management’s assessment as to collectability. Liquidity risk is the potential exposure that arises when the size of the derivative position may not be able to be rapidly adjusted at a reasonable cost in periods of high volatility and financial stress.
     Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup’s derivative instruments as of December 31, 2012 and December 31, 2011 are presented in the table below.

Derivative Notionals

	Hedging instruments under
	ASC 815 (SFAS 133)		(1)(2)			Other derivative instruments
				Trading derivatives		Management hedges		(3)
	December 31,	December 31,		December 31,	December 31,	December 31,	December 31,
In millions of dollars	2012	2011		2012	2011	2012	2011
Interest rate contracts
Swaps	$114,296	$163,079		$30,050,856	$28,069,960	$99,434	$119,344
Futures and forwards	—	—		4,823,370	3,549,642	45,856	43,965
Written options	—	—		3,752,905	3,871,700	22,992	16,786
Purchased options	—	—		3,542,048	3,888,415	7,890	7,338
Total interest rate contract notionals	$114,296	$163,079		$42,169,179	$39,379,717	$176,172	$187,433
Foreign exchange contracts
Swaps	$22,207	$27,575		$1,393,368	$1,182,363	$16,900	$22,458
Futures and forwards	70,484	55,211		3,484,193	3,191,687	33,768	31,095
Written options	96	4,292		781,698	591,818	989	190
Purchased options	456	39,163		778,438	583,891	2,106	53
Total foreign exchange contract notionals	$93,243	$126,241		$6,437,697	$5,549,759	$53,763	$53,796
Equity contracts
Swaps	$—	$—		$96,039	$86,978	$—	$—
Futures and forwards	—	—		16,171	12,882	—	—
Written options	—	—		320,243	552,333	—	—
Purchased options	—	—		281,236	509,322	—	—
Total equity contract notionals	$—	$—		$713,689	$1,161,515	$—	$—
Commodity and other contracts
Swaps	$—	$—		$27,323	$23,403	$—	$—
Futures and forwards	—	—		75,897	73,090	—	—
Written options	—	—		86,418	90,650	—	—
Purchased options	—	—		89,284	99,234	—	—
Total commodity and other contract notionals	$—	$—		$278,922	$286,377	$—	$—
Credit derivatives (4)
Protection sold	$—	$—		$1,346,494	$1,394,528	$—	$—
Protection purchased	354	4,253		1,412,194	1,486,723	21,741	21,914
Total credit derivatives	$354	$4,253		$2,758,688	$2,881,251	$21,741	$21,914
Total derivative notionals	$207,893	$293,573		$52,358,175	$49,258,619	$251,676	$263,143

(1)	The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $4,888 million and $7,060 million at December 31, 2012 and December 31, 2011, respectively.
(2)	Derivatives in hedge accounting relationships accounted for under ASC 815 (SFAS 133) are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.
(3)	Management hedges represent derivative instruments used in certain economic hedging relationships that are identified for management purposes, but for which hedge accounting is not applied. These derivatives are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.
(4)	Credit derivatives are arrangements designed to allow one party (protection buyer) to transfer the credit risk of a “reference asset” to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company has entered into credit derivative positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading		Derivatives classified in other
	account assets/liabilities	(1)(2)	assets/liabilities		(2)
In millions of dollars at December 31, 2012	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$7,795	$2,263	$4,574	$1,178
Foreign exchange contracts	341	1,350	978	525
Credit derivatives	—	—	—	16
Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$8,136	$3,613	$5,552	$1,719
Other derivative instruments
Interest rate contracts	$895,726	$890,405	$449	$29
Foreign exchange contracts	76,291	80,771	200	112
Equity contracts	18,293	31,867	—	—
Commodity and other contracts	10,907	12,142	—	—
Credit derivatives (3)	54,275	52,300	102	392
Total other derivative instruments	$1,055,492	$1,067,485	$751	$533
Total derivatives	$1,063,628	$1,071,098	$6,303	$2,252
Cash collateral paid/received (4)(5)	5,597	7,923	214	658
Less: Netting agreements and market value adjustments (6)	(975,695)	(971,715)	—	—
Less: Net cash collateral received/paid (7)	(38,910)	(55,555)	(4,660)	—
Net receivables/payables	$54,620	$51,751	$1,857	$2,910

(1)	The trading derivatives fair values are presented in Note 14 to the Consolidated Financial Statements.
(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.
(3)	The credit derivatives trading assets are composed of $34,565 million related to protection purchased and $19,710 million related to protection sold as of December 31, 2012. The credit derivatives trading liabilities are composed of $20,470 million related to protection purchased and $31,830 million related to protection sold as of December 31, 2012.
(4)	For the trading assets/liabilities, this is the net amount of the $61,152 million and $46,833 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $55,555 million was used to offset derivative liabilities and, of the gross cash collateral received, $38,910 million was used to offset derivative assets.
(5)	For the other assets/liabilities, this is the net amount of the $214 million and $5,318 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $4,660 million was used to offset derivative assets.
(6)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.
(7)	Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements.

	Derivatives classified in trading		Derivatives classified in other
	account assets/liabilities	(1)(2)	assets/liabilities		(2)
In millions of dollars at December 31, 2011	Assets	Liabilities	Assets	Liabilities
Derivative instruments designated as ASC 815 (SFAS 133) hedges
Interest rate contracts	$8,274	$3,306	$3,968	$1,518
Foreign exchange contracts	3,706	1,451	1,201	863
Credit derivatives	—	—	—	—
Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$11,980	$4,757	$5,169	$2,381
Other derivative instruments
Interest rate contracts	$749,213	$736,785	$212	$96
Foreign exchange contracts	90,611	95,912	325	959
Equity contracts	20,235	33,139	—	—
Commodity and other contracts	13,763	14,631	—	—
Credit derivatives (3)	90,424	84,726	430	126
Total other derivative instruments	$964,246	$965,193	$967	$1,181
Total derivatives	$976,226	$969,950	$6,136	$3,562
Cash collateral paid/received (4)(5)	6,634	7,870	307	180
Less: Netting agreements and market value adjustments (6)	(875,592)	(870,366)	—	—
Less: Net cash collateral received/paid (7)	(44,941)	(51,181)	(3,462)	—
Net receivables/payables	$62,327	$56,273	$2,981	$3,742

(1)	The trading derivatives fair values are presented in Note 14 to the Consolidated Financial Statements.
(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.
(3)	The credit derivatives trading assets are composed of $79,089 million related to protection purchased and $11,335 million related to protection sold as of December 31, 2011. The credit derivatives trading liabilities are composed of $12,235 million related to protection purchased and $72,491 million related to protection sold as of December 31, 2011.
(4)	For the trading assets/liabilities, this is the net amount of the $57,815 million and $52,811 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $51,181 million was used to offset derivative liabilities and, of the gross cash collateral received, $44,941 million was used to offset derivative assets.
(5)	For the other assets/liabilities, this is the net amount of the $307 million and $3,642 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $3,462 million was used to offset derivative assets.
(6)	Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.
(7)	Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements.

     All derivatives are reported on the Consolidated Balance Sheet at fair value. In addition, where applicable, all such contracts covered by master netting agreements are reported net. Gross positive fair values are netted with gross negative fair values by counterparty pursuant to a valid master netting agreement. In addition, payables and receivables in respect of cash collateral received from or paid to a given counterparty are included in this netting. However, non-cash collateral is not included.
     The amounts recognized in Principal transactions in the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are included in the table below. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

	Year ended December 31,
In millions of dollars	2012	2011	2010
Interest rate contracts	$2,301	$5,136	$3,231
Foreign exchange	2,403	2,309	1,852
Equity contracts	158	3	995
Commodity and other	92	76	126
Credit derivatives	(173)	(290)	1,313
Total Citigroup (1)	$4,781	$7,234	$7,517

(1)	Also see Note 7 to the Consolidated Financial Statements.

     The amounts recognized in Other revenue in the Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010 are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Year ended December 31,
In millions of dollars	2012	2011	2010
Interest rate contracts	$(427)	$1,192	$(205)
Foreign exchange contracts	182	224	(2,052)
Credit derivatives	(1,022)	115	(502)
Total Citigroup (1)	$(1,267)	$1,531	$(2,759)

(1)	Non-designated derivatives are derivative instruments not designated in qualifying hedging relationships.

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

     For asset/liability management hedging, the fixed-rate long-term debt would be recorded at amortized cost under current U.S. GAAP. However, by electing to use ASC 815 (SFAS 133) fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, a management hedge, which does not meet the ASC 815 hedging criteria, would involve recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap’s value and may change the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company is to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt’s fair value change. To the extent the two offsets are not exactly equal, the difference is reflected in current earnings.
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
     Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and loans. When certain interest rates do not qualify as a benchmark interest rate, Citigroup designates the risk being hedged as the risk of changes in overall fair value of the hedged AFS securities. The hedging instruments used are receive-variable, pay-fixed interest rate swaps. These fair value hedging relationships use either regression or dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.

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

The following table summarizes the gains (losses) on the Company’s fair value hedges for the years ended December 31, 2012, 2011 and 2010:

	Gains (losses) on fair value hedges		(1)
	Year ended December 31,
In millions of dollars	2012	2011	2010
Gain (loss) on derivatives in designated and qualifying fair value hedges
Interest rate contracts	$122	$4,423	$948
Foreign exchange contracts	377	(117)	729
Total gain (loss) on derivatives in designated and qualifying fair value hedges	$499	$4,306	$1,677
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(371)	$(4,296)	$(945)
Foreign exchange hedges	(331)	26	(579)
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(702)	$(4,270)	$(1,524)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(249)	$118	$(23)
Foreign exchange hedges	16	1	10
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(233)	$119	$(13)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$9	$26
Foreign exchange contracts	30	(92)	140
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$30	$(83)	$166

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

Cash Flow Hedges

Hedging of benchmark interest rate risk
Citigroup hedges variable cash flows resulting from floating-rate liabilities and rollover (re-issuance) of liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps. Citi also hedges variable cash flows from recognized and forecasted floating-rate assets and origination of short-term assets. Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. When certain interest rates do not qualify as a benchmark interest rate, Citigroup designates the risk being hedged as the risk of overall changes in the hedged cash flows. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.

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

Hedging of overall changes in cash flows
Citigroup hedges the overall exposure to variability in cash flows related to the future acquisition of mortgage-backed securities using “to be announced” forward contracts. Since the hedged transaction is the gross settlement of the forward, the assessment of hedge effectiveness is based on assuring that the terms of the hedging instrument and the hedged forecasted transaction are the same.

Hedging total return
Citigroup generally manages the risk associated with leveraged loans it has originated or in which it participates by transferring a majority of its exposure to the market through SPEs prior to or shortly after funding. Retained exposures to leveraged loans receivable are generally hedged using total return swaps.
     The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the years ended December 31, 2012, 2011 and 2010 is not significant.

The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Year ended December 31,
In millions of dollars	2012	2011	2010
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(322)	$(1,827)	$(469)
Foreign exchange contracts	143	81	(570)
Total effective portion of cash flow hedges included in AOCI	$(179)	$(1,746)	$(1,039)
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(837)	$(1,227)	$(1,396)
Foreign exchange contracts	(180)	(257)	(500)
Total effective portion of cash flow hedges reclassified from AOCI to earnings (1)	$(1,017)	$(1,484)	$(1,896)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

     For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of December 31, 2012 is approximately $1.0 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
     The after-tax impact of cash flow hedges on AOCI is shown in Note 21 to the Consolidated Financial Statements.

Net Investment Hedges
Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions (formerly SFAS 52, Foreign Currency Translation), ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, options and foreign-currency-denominated debt instruments to manage the foreign exchange risk associated with Citigroup’s equity investments in several non-U.S.-dollar-functional-currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.
     For derivatives designated as net investment hedges, Citigroup follows the forward-rate method from FASB Derivative Implementation Group Issue H8 (now ASC 815-35-35-16 through 35-26), “Foreign Currency Hedges: Measuring the Amount of Ineffectiveness in a Net Investment Hedge.” According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign currency forward contracts and the time value of foreign currency options, are recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss).
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
     The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(3,829) million, $904 million, and $(3,620) million, for the years ended December 31, 2012, 2011, and 2010, respectively.

Credit Derivatives
A credit derivative is a bilateral contract between a buyer and a seller under which the seller agrees to provide protection to the buyer against the credit risk of a particular entity (“reference entity” or “reference credit”). Credit derivatives generally require that the seller of credit protection make payments to the buyer upon the occurrence of predefined credit events (commonly referred to as “settlement triggers”). These settlement triggers are defined by the form of the derivative and the reference credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions referring to emerging market reference credits will also typically include additional settlement triggers to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions, protection may be provided on a portfolio of reference credits or asset-backed securities. The seller of such protection may not be required to make payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.
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
     A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return that will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of December 31, 2012 and December 31, 2011, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

     The following tables summarize the key characteristics of the Company’s credit derivative portfolio as protection seller as of December 31, 2012 and December 31, 2011:

	Maximum potential	Fair
In millions of dollars as of	amount of	value
December 31, 2012	future payments	payable	(1)(2)
By industry/counterparty
Bank	$863,411	$18,824
Broker-dealer	304,968	9,193
Non-financial	3,241	87
Insurance and other financial institutions	174,874	3,726
Total by industry/counterparty	$1,346,494	$31,830
By instrument
Credit default swaps and options	$1,345,162	$31,624
Total return swaps and other	1,332	206
Total by instrument	$1,346,494	$31,830
By rating
Investment grade	$637,343	$6,290
Non-investment grade	200,529	15,591
Not rated	508,622	9,949
Total by rating	$1,346,494	$31,830
By maturity
Within 1 year	$287,670	$2,388
From 1 to 5 years	965,059	21,542
After 5 years	93,765	7,900
Total by maturity	$1,346,494	$31,830

(1)	In addition, fair value amounts payable under credit derivatives purchased were $20,878 million.
(2)	In addition, fair value amounts receivable under credit derivatives sold were $19,710 million.

	Maximum potential	Fair
In millions of dollars as of	amount of	value
December 31, 2011	future payments	payable	(1)(2)
By industry/counterparty
Bank	$929,608	$45,920
Broker-dealer	321,293	19,026
Non-financial	1,048	98
Insurance and other financial institutions	142,579	7,447
Total by industry/counterparty	$1,394,528	$72,491
By instrument
Credit default swaps and options	$1,393,082	$72,358
Total return swaps and other	1,446	133
Total by instrument	$1,394,528	$72,491
By rating
Investment grade	$611,447	$16,913
Non-investment grade	226,939	28,034
Not rated	556,142	27,544
Total by rating	$1,394,528	$72,491
By maturity
Within 1 year	$266,723	$3,705
From 1 to 5 years	947,211	46,596
After 5 years	180,594	22,190
Total by maturity	$1,394,528	$72,491

(1)	In addition, fair value amounts payable under credit derivatives purchased were $12,361 million.
(2)	In addition, fair value amounts receivable under credit derivatives sold were $11,335 million.

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

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2012 and December 31, 2011 is $36 billion and $33 billion, respectively. The Company has posted $32 billion and $28 billion as collateral for this exposure in the normal course of business as of December 31, 2012 and December 31, 2011, respectively.
     Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of December 31, 2012, the Company would be required to post an additional $4.0 billion, as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $1.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $5.1 billion.

24. CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of counterparties whose aggregate credit exposure is material in relation to Citigroup’s total credit exposure. Although Citigroup’s portfolio of financial instruments is broadly diversified along industry, product, and geographic lines, material transactions are completed with other financial institutions, particularly in the securities trading, derivatives and foreign exchange businesses.
     In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2012, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $190.7 billion and $177.9 billion at December 31, 2012 and 2011, respectively. The Japanese and Mexican governments and their agencies, which are rated investment grade by both Moody’s and S&P, were the next largest exposures. The Company’s exposure to Japan amounted to $38.7 billion and $33.2 billion at December 31, 2012 and 2011, respectively, and was composed of investment securities, loans and trading assets. The Company’s exposure to Mexico amounted to $33.6 billion and $29.5 billion at December 31, 2012 and 2011, respectively, and was composed of investment securities, loans and trading assets.
     The Company’s exposure to states and municipalities amounted to $35.8 billion and $39.5 billion at December 31, 2012 and 2011, respectively, and was composed of trading assets, investment securities, derivatives and lending activities.

25. FAIR VALUE MEASUREMENT

ASC 820-10 (formerly SFAS 157) Fair Value Measurement, defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     Under ASC 820-10, the probability of default of a counterparty is factored into the valuation of derivative positions and includes the impact of Citigroup’s own credit risk on derivatives and other liabilities measured at fair value.

Fair Value Hierarchy
ASC 820-10 specifies a hierarchy of inputs based on whether the inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

     If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based parameters, such as interest rates, currency rates, option volatilities, etc. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified as Level 3 even though there may be some significant inputs that are readily observable.
     The Company may also apply a price-based methodology, which utilizes, where available, quoted prices or other market information obtained from recent trading activity in positions with the same or similar characteristics to the position being valued. The market activity and the amount of the bid-ask spread are among the factors considered in determining the liquidity of markets and the relevance of observed prices from those markets. If relevant and observable prices are available, those valuations may be classified as Level 2. When less liquidity exists for a security or loan, a quoted price is stale, a significant adjustment to the price of a similar security is necessary to reflect differences in the terms of the actual security or loan being valued, or prices from independent sources are insufficient to corroborate the valuation, the “price” inputs are considered unobservable and the fair value measurements are classified as Level 3.
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
     Generally, the unit of account for a financial instrument is the individual financial instrument. The Company applies market valuation adjustments that are consistent with the unit of account, which does not include adjustment due to the size of the Company’s position, except as follows. ASC 820-10 permits an exception, through an accounting policy election, to measure the fair value of a portfolio of financial assets and financial liabilities on the basis of the net open risk position when certain criteria are met. Citi has elected to measure certain portfolios of financial instruments, such as derivatives, that meet those criteria on the basis of the net open risk position. The Company applies market valuation adjustments, including adjustments to account for the size of the net open risk position, consistent with market participant assumptions and in accordance with the unit of account.

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

     Reports of inventory that is classified within Level 3 of the fair value hierarchy are distributed to senior management in Finance, Risk and the individual business. This inventory is also discussed in Risk Committees and in monthly meetings with senior trading management. As deemed necessary, reports may go to the Audit Committee of the Board of Directors or to the full Board of Directors. Whenever a valuation adjustment is needed to bring the price of an asset or liability to its exit price, Product Control reports it to management along with other price verification results.
     In addition, the pricing models used in measuring fair value are governed by an independent control framework. Although the models are developed and tested by the individual business units, they are independently validated by the Model Validation Group within Risk Management and reviewed by Finance with respect to their impact on the price verification procedures. The purpose of this independent control framework is to assess model risk arising from models’ theoretical soundness, calibration techniques where needed, and the appropriateness of the model for a specific product in a defined market. Valuation adjustments, if any, go through a similar independent review process as the valuation models. To ensure their continued applicability, models are independently reviewed annually. In addition, Risk Management approves and maintains a list of products permitted to be valued under each approved model for a given business.

Securities purchased under agreements to resell and
securities sold under agreements to repurchase
No quoted prices exist for such instruments, so fair value is determined using a discounted cash-flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivative or other features. Expected cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Generally, when such instruments are held at fair value, they are classified within Level 2 of the fair value hierarchy, as the inputs used in the valuation are readily observable. However, certain long-dated positions are classified within Level 3 of the fair value hierarchy.

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
     Where the Company’s principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in certain securitization markets since the second half of 2007, observable securitization prices for certain directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified as Level 3 of the fair value hierarchy. However, for other loan securitization markets, such as commercial real estate loans, pricing verification of the hypothetical securitizations has been possible, since these markets have remained active. Accordingly, this loan portfolio is classified as Level 2 of the fair value hierarchy.

Trading account assets and liabilities—derivatives
Exchange-traded derivatives are generally measured at fair value using quoted market (i.e., exchange) prices and are classified as Level 1 of the fair value hierarchy.
     The majority of derivatives entered into by the Company are executed over the counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The principal techniques used to value these instruments are discounted cash flows and internal models, including Black-Scholes and Monte Carlo simulation. The fair values of derivative contracts reflect cash the Company has paid or received (for example, option premiums paid and received).
     The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign-exchange rates, volatilities and correlation. The Company uses overnight indexed swap (OIS) curves as fair value measurement inputs for the valuation of certain collateralized interest-rate related derivatives. The instrument is classified as either Level 2 or Level 3 depending upon the observability of the significant inputs to the model.

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
     Also included in investments are nonpublic investments in private equity and real estate entities held by the S&B business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment, as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company uses an established process for determining the fair value of such securities, utilizing commonly accepted valuation techniques, including comparables analysis. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. As discussed in Note 15 to the Consolidated Financial Statements, the Company uses net asset value (NAV) to value certain of these investments.
     Private equity securities are generally classified as Level 3 of the fair value hierarchy.

Short-term borrowings and long-term debt
Where fair value accounting has been elected, the fair value of non-structured liabilities is determined by utilizing internal models using the appropriate discount rate for the applicable maturity. Such instruments are generally classified as Level 2 of the fair value hierarchy, as all inputs are readily observable.
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

Alt-A mortgage securities
The Company classifies its Alt-A mortgage securities as held-to-maturity, available-for-sale and trading investments. The securities classified as trading and available-for-sale are recorded at fair value with changes in fair value reported in current earnings and AOCI, respectively. For these purposes, Citi defines Alt-A mortgage securities as non-agency residential mortgage-backed securities (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.
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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels
						Gross		Net
In millions of dollars at December 31, 2012	Level 1	(1)	Level 2	(1)	Level 3	inventory	Netting (2)	balance
Assets
Federal funds sold and securities borrowed or purchased under
agreements to resell	$—		$198,278		$5,043	$203,321	$(42,732)	$160,589
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—		29,835		1,325	31,160	—	31,160
Residential	—		1,663		1,805	3,468	—	3,468
Commercial	—		1,322		1,119	2,441	—	2,441
Total trading mortgage-backed securities	$—		$32,820		$4,249	$37,069	$—	$37,069
U.S. Treasury and federal agency securities	$15,416		$4,940		$—	$20,356	$—	$20,356
State and municipal	—		3,611		195	3,806	—	3,806
Foreign government	57,831		31,097		311	89,239	—	89,239
Corporate	—		33,194		2,030	35,224	—	35,224
Equity securities	54,640		2,094		264	56,998	—	56,998
Asset-backed securities	—		899		4,453	5,352	—	5,352
Other debt securities	—		15,944		2,321	18,265	—	18,265
Total trading securities	$127,887		$124,599		$13,823	$266,309	$—	$266,309
Trading account derivatives
Interest rate contracts	$2		$901,809		$1,710	$903,521
Foreign exchange contracts	18		75,712		902	76,632
Equity contracts	2,359		14,193		1,741	18,293
Commodity contracts	410		9,802		695	10,907
Credit derivatives	—		50,109		4,166	54,275
Total trading account derivatives	$2,789		$1,051,625		$9,214	$1,063,628
Gross cash collateral paid						61,152
Netting agreements and market value adjustments							$(1,070,160)
Total trading account derivatives	$2,789		$1,051,625		$9,214	$1,124,780	$(1,070,160)	$54,620
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$46		$45,841		$1,458	$47,345	$—	$47,345
Residential	—		7,472		205	7,677	—	7,677
Commercial	—		449		—	449	—	449
Total investment mortgage-backed securities	$46		$53,762		$1,663	$55,471	$—	$55,471
U.S. Treasury and federal agency securities	$13,204		$78,625		$12	$91,841	$—	$91,841

See footnotes on the next page.

				Gross		Net
In millions of dollars at December 31, 2012	Level 1 (1)	Level 2 (1)	Level 3	inventory	Netting (2)	balance
State and municipal	$—	$17,483	$849	$18,332	$—	$18,332
Foreign government	36,048	57,616	383	94,047	—	94,047
Corporate	—	9,289	385	9,674	—	9,674
Equity securities	4,037	132	773	4,942	—	4,942
Asset-backed securities	—	11,910	2,220	14,130	—	14,130
Other debt securities	—	—	258	258	—	258
Non-marketable equity securities	—	404	5,364	5,768	—	5,768
Total investments	$53,335	$229,221	$11,907	$294,463	$—	$294,463
Loans (3)	$—	$356	$4,931	$5,287	$—	$5,287
Mortgage servicing rights	—	—	1,942	1,942	—	1,942
Nontrading derivatives and other financial assets measured
on a recurring basis, gross	$—	$15,293	$2,452	$17,745
Gross cash collateral paid				214
Netting agreements and market value adjustments					$(4,660)
Nontrading derivatives and other financial assets measured
on a recurring basis	$—	$15,293	$2,452	$17,959	$(4,660)	$13,299
Total assets	$184,011	$1,619,372	$49,312	$1,914,061	$(1,117,552)	$796,509
Total as a percentage of gross assets (4)	9.9%	87.4%	2.7%	100.0%
Liabilities
Interest-bearing deposits	$—	$661	$786	$1,447	$—	$1,447
Federal funds purchased and securities loaned or sold under
agreements to repurchase	—	158,580	841	159,421	(42,732)	116,689
Trading account liabilities
Securities sold, not yet purchased	55,145	8,288	365	63,798		63,798
Trading account derivatives
Interest rate contracts	1	891,138	1,529	892,668
Foreign exchange contracts	10	81,209	902	82,121
Equity contracts	2,664	26,014	3,189	31,867
Commodity contracts	317	10,359	1,466	12,142
Credit derivatives	—	47,792	4,508	52,300
Total trading account derivatives	$2,992	$1,056,512	$11,594	$1,071,098
Gross cash collateral received				46,833
Netting agreements and market value adjustments					$(1,066,180)
Total trading account derivatives	$2,992	$1,056,512	$11,594	$1,117,931	$(1,066,180)	$51,751
Short-term borrowings	—	706	112	818	—	818
Long-term debt	—	23,038	6,726	29,764	—	29,764
Nontrading derivatives and other financial liabilities measured
on a recurring basis, gross	$—	$2,228	$24	$2,252
Gross cash collateral received				$5,318
Netting agreements and market value adjustments					$(4,660)
Nontrading derivatives and other financial liabilities measured
on a recurring basis	$—	$2,228	$24	$7,570	$(4,660)	$2,910
Total liabilities	$58,137	$1,250,013	$20,448	$1,380,749	$(1,113,572)	$267,177
Total as a percentage of gross liabilities (4)	4.4%	94.1%	1.5%	100.0%
(1)	For the year ended December 31, 2012, the Company transferred assets of $1.7 billion from Level 1 to Level 2, primarily related to foreign government bonds, which were not traded with enough frequency to constitute an active market. During the year ended December 31, 2012, the Company transferred assets of $1.2 billion from Level 2 to Level 1 primarily related to foreign government bonds, which were traded with sufficient frequency to constitute an active market. During the year ended December 31, 2012, the Company transferred liabilities of $70 million, from Level 1 to Level 2, and liabilities of $150 million from Level 2 to Level 1.
(2)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral and the market value adjustment.
(3)	There is no allowance for loan losses recorded for loans reported at fair value.
(4)	Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

Fair Value Levels
				Gross		Net
In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
Assets
Federal funds sold and securities borrowed or purchased under
agreements to resell	$—	$188,034	$4,701	$192,735	$(49,873)	$142,862
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$26,674	$861	$27,535	$—	$27,535
Residential	—	1,362	1,509	2,871	—	2,871
Commercial	—	1,715	618	2,333	—	2,333
Total trading mortgage-backed securities	$—	$29,751	$2,988	$32,739	$—	$32,739
U.S. Treasury and federal agency securities	$15,612	$3,784	$3	$19,399	$—	$19,399
State and municipal	—	5,112	252	5,364	—	5,364
Foreign government	52,429	26,601	521	79,551	—	79,551
Corporate	—	33,786	3,240	37,026	—	37,026
Equity securities	29,707	3,279	244	33,230	—	33,230
Asset-backed securities	—	1,270	5,801	7,071	—	7,071
Other debt securities	—	12,284	2,743	15,027	—	15,027
Total trading securities	$97,748	$115,867	$15,792	$229,407	$—	$229,407
Trading account derivatives
Interest rate contracts	$67	$755,473	$1,947	$757,487
Foreign exchange contracts	—	93,536	781	94,317
Equity contracts	2,240	16,376	1,619	20,235
Commodity contracts	958	11,940	865	13,763
Credit derivatives	—	81,123	9,301	90,424
Total trading account derivatives	$3,265	$958,448	$14,513	$976,226
Gross cash collateral paid				57,815
Netting agreements and market value adjustments					$(971,714)
Total trading account derivatives	$3,265	$958,448	$14,513	$1,034,041	$(971,714)	$62,327
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$59	$45,043	$679	$45,781	$—	$45,781
Residential	—	4,764	8	4,772	—	4,772
Commercial	—	472	—	472	—	472
Total investment mortgage-backed securities	$59	$50,279	$687	$51,025	$—	$51,025
U.S. Treasury and federal agency securities	$11,642	$73,421	$75	$85,138	$—	$85,138

See footnotes on the next page.

				Gross		Net
In millions of dollars at December 31, 2011	Level 1	Level 2	Level 3	inventory	Netting (1)	balance
State and municipal	$—	$13,732	$667	$14,399	$—	$14,399
Foreign government	33,544	50,523	447	84,514	—	84,514
Corporate	—	9,268	989	10,257	—	10,257
Equity securities	6,634	98	1,453	8,185	—	8,185
Asset-backed securities	—	6,962	4,041	11,003	—	11,003
Other debt securities	—	563	120	683	—	683
Non-marketable equity securities	—	518	8,318	8,836	—	8,836
Total investments	$51,879	$205,364	$16,797	$274,040	$—	$274,040
Loans (2)	$—	$583	$4,682	$5,265	$—	$5,265
Mortgage servicing rights	—	—	2,569	2,569	—	2,569
Nontrading derivatives and other financial assets measured
on a recurring basis, gross	$—	$14,270	$2,245	$16,515
Gross cash collateral paid				307
Netting agreements and market value adjustments					$(3,462)
Nontrading derivatives and other financial assets measured
on a recurring basis	$—	$14,270	$2,245	$16,822	$(3,462)	$13,360
Total assets	$152,892	$1,482,566	$61,299	$1,754,879	$(1,025,049)	$729,830
Total as a percentage of gross assets (3)	9.0%	87.4%	3.6%	100.0%
Liabilities
Interest-bearing deposits	$—	$895	$431	$1,326	$—	$1,326
Federal funds purchased and securities loaned or sold under
agreements to repurchase	—	146,524	1,061	147,585	(49,873)	97,712
Trading account liabilities
Securities sold, not yet purchased	58,456	10,941	412	69,809		69,809
Trading account derivatives
Interest rate contracts	$37	$738,833	$1,221	$740,091
Foreign exchange contracts	—	96,020	1,343	97,363
Equity contracts	2,822	26,961	3,356	33,139
Commodity contracts	873	11,959	1,799	14,631
Credit derivatives	—	77,153	7,573	84,726
Total trading account derivatives	$3,732	$950,926	$15,292	$969,950
Gross cash collateral received				52,811
Netting agreements and market value adjustments					$(966,488)
Total trading account derivatives	$3,732	$950,926	$15,292	$1,022,761	$(966,488)	$56,273
Short-term borrowings	—	855	499	1,354	—	1,354
Long-term debt	—	17,268	6,904	24,172	—	24,172
Nontrading derivatives and other financial liabilities measured
on a recurring basis, gross	$—	$3,559	$3	$3,562
Gross cash collateral received				$3,642
Netting agreements and market value adjustments					$(3,462)
Nontrading derivatives and other financial liabilities measured
on a recurring basis	$—	$3,559	$3	$7,204	$(3,462)	$3,742
Total liabilities	$62,188	$1,130,968	$24,602	$1,274,211	$(1,019,823)	$254,388
Total as a percentage of gross liabilities (3)	5.1%	92.9%	2.0%	100.0%

(1)	Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement, cash collateral and the market value adjustment.
(2)	There is no allowance for loan losses recorded for loans reported at fair value.
(3)	Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2012 and 2011. The Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized										Unrealized
		gains (losses) included in			Transfers	Transfers						gains
	Dec. 31,	Principal			into	out of					Dec. 31,	(losses)
In millions of dollars	2011	transactions	Other	(1)(2)	Level 3	Level 3	Purchases	Issuances	Sales	Settlements	2012	still held (3)
Assets
Federal funds sold
and securities
borrowed or purchased under agreements to resell	$4,701	$306		$—	$540	$(444)	$—	$—	$—	$(60)	$5,043	$317
Trading securities
Trading mortgage-
backed securities
U.S. government-
sponsored agency guaranteed	861	38		—	1,294	(735)	657	79	(735)	(134)	1,325	(16)
Residential	1,509	204		—	848	(499)	1,652	—	(1,897)	(12)	1,805	(27)
Commercial	618	(32)		—	327	(305)	1,056	—	(545)	—	1,119	28
Total trading mortgage-backed
securities	$2,988	$210		$—	$2,469	$(1,539)	$3,365	$79	$(3,177)	$(146)	$4,249	$(15)
U.S. Treasury and
federal agency securities	$3	$—		$—	$—	$—	$13	$—	$(16)	$—	$—	$—
State and municipal	$252	$24		$—	$19	$(18)	$61	$—	$(143)	$—	$195	$(2)
Foreign government	521	25		—	89	(875)	960	—	(409)	—	311	5
Corporate	3,240	(90)		—	464	(558)	2,622	—	(1,942)	(1,706)	2,030	(28)
Equity securities	244	(25)		—	121	(47)	231	—	(192)	(68)	264	(5)
Asset-backed securities	5,801	503		—	222	(114)	6,873	—	(7,823)	(1,009)	4,453	(173)
Other debt securities	2,743	(8)		—	1,126	(2,089)	2,954	—	(2,092)	(313)	2,321	376
Total trading securities	$15,792	$639		$—	$4,510	$(5,240)	$17,079	$79	$(15,794)	$(3,242)	$13,823	$158
Trading derivatives, net (4)
Interest rate contracts	$726	$(101)		$—	$682	$(438)	$311	$—	$(194)	$(805)	$181	$(298)
Foreign exchange contracts	(562)	440		—	(1)	25	196	—	(213)	115	—	(190)
Equity contracts	(1,737)	326		—	(34)	443	428	—	(657)	(217)	(1,448)	(506)
Commodity contracts	(934)	145		—	(66)	5	100	—	(89)	68	(771)	114
Credit derivatives	1,728	(2,355)		—	32	(188)	117	—	(11)	335	(342)	(692)
Total trading derivatives, net (4)	$(779)	$(1,545)		$—	$613	$(153)	$1,152	$—	$(1,164)	$(504)	$(2,380)	$(1,572)
Investments
Mortgage-backed securities
U.S. government-
sponsored agency guaranteed	$679	$—		$7	$894	$(3,742)	$3,622	$—	$—	$(2)	$1,458	$43
Residential	8	—		6	205	(6)	46	—	(54)	—	205	—
Commercial	—	—		—	—	(11)	11	—	—	—	—	—
Total investment
mortgage- backed securities	$687	$—		$13	$1,099	$(3,759)	$3,679	$—	$(54)	$(2)	$1,663	$43
U.S. Treasury and
federal agency securities	$75	$—		$—	$75	$(150)	$12	$—	$—	$—	$12	$—
State and municipal	667	—		12	129	(153)	412	—	(218)	—	849	(20)
Foreign government	447	—		20	193	(297)	519	—	(387)	(112)	383	1
Corporate	989	—		(6)	68	(698)	224	—	(144)	(48)	385	8
Equity securities	1,453	—		119	—	—	—	—	(308)	(491)	773	(34)
Asset-backed securities	4,041	—		(98)	—	(730)	930	—	(77)	(1,846)	2,220	1
Other debt securities	120	—		(53)	—	—	310	—	(118)	(1)	258	—
Non-marketable
equity securities	8,318	—		453	—	—	1,266	—	(3,373)	(1,300)	5,364	313
Total investments	$16,797	$—		$460	$1,564	$(5,787)	$7,352	$—	$(4,679)	$(3,800)	$11,907	$312

		Net realized/unrealized										Unrealized
		gains (losses) included in			Transfers	Transfers						gains
	Dec. 31,	Principal			into	out of					Dec. 31,	(losses)
In millions of dollars	2011	transactions	Other	(1)(2)	Level 3	Level 3	Purchases	Issuances	Sales	Settlements	2012	still held (3)
Loans	$4,682	$—		$(34)	$1,051	$(185)	$301	$930	$(251)	$(1,563)	$4,931	$156
Mortgage servicing rights	2,569	—		(426)	—	—	2	421	(5)	(619)	1,942	(427)
Other financial assets measured on a
recurring basis	2,245	—		366	21	(35)	4	1,700	(50)	(1,799)	2,452	101
Liabilities
Interest-bearing deposits	$431	$—		$(141)	$213	$(36)	$—	$268	$—	$(231)	$786	$(414)
Federal funds purchased
and securities loaned
or sold under agreements to repurchase	1,061	(64)		—	—	(14)	—	—	(179)	(91)	841	43
Trading account liabilities
Securities sold, not yet purchased	412	(1)		—	294	(47)	—	—	216	(511)	365	(42)
Short-term borrowings	499	(108)		—	47	(20)	—	268	—	(790)	112	(57)
Long-term debt	6,904	98		119	2,548	(2,694)	—	2,480	—	(2,295)	6,726	(688)
Other financial liabilities
measured on a recurring basis	3	—		(31)	2	(2)	(4)	6	—	(12)	24	(13)

(1)	Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income (loss), unless other-than-temporarily impaired, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.
(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.
(3)	Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2012 and 2011.
(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized			Transfers						Unrealized
		gains (losses) included in			into and/or						gains
	Dec. 31,	Principal			out of					Dec. 31,	(losses)
In millions of dollars	2010	transactions	Other	(1)(2)	Level 3	Purchases	Issuances	Sales	Settlements	2011	still held (3)
Assets
Federal funds sold and
securities borrowed or
purchased under agreements to resell	$4,911	$90		$—	$(300)	$—	$—	$—	$—	$4,701	$89
Trading securities
Trading mortgage-backed securities
U.S. government- sponsored agency
guaranteed	$831	$(62)		$—	$169	$677	$73	$(686)	$(141)	$861	$(100)
Residential	2,328	148		—	(138)	4,150	—	(4,901)	(78)	1,509	118
Commercial	418	33		—	345	418	—	(570)	(26)	618	(57)
Total trading mortgage-
backed securities	$3,577	$119		$—	$376	$5,245	$73	$(6,157)	$(245)	$2,988	$(39)
U.S. Treasury and federal
agencies securities	$72	$9		$—	$(45)	$8	$—	$(41)	$—	$3	$—
State and municipal	$208	$67		$—	$102	$1,128	$—	$(1,243)	$(10)	$252	$(35)
Foreign government	566	(33)		—	(243)	1,556	—	(797)	(528)	521	(22)
Corporate	5,004	(60)		—	1,452	3,272	—	(3,864)	(2,564)	3,240	(680)
Equity securities	776	(202)		—	(145)	191	—	(376)	—	244	(143)
Asset-backed securities	7,620	128		—	606	5,198	—	(6,069)	(1,682)	5,801	(779)
Other debt securities	1,833	(179)		—	(17)	2,810	—	(1,700)	(4)	2,743	68
Total trading securities	$19,656	$(151)		$—	$2,086	$19,408	$73	$(20,247)	$(5,033)	$15,792	$(1,630)
Trading derivatives, net (4)
Interest rate contracts	$(730)	$(242)		$—	$1,549	$111	$—	$(21)	$59	$726	$52
Foreign exchange contracts	(336)	(134)		—	(62)	11	—	(3)	(38)	(562)	(100)
Equity contracts	(1,639)	471		—	(28)	362	—	(242)	(661)	(1,737)	(1,139)
Commodity contracts	(1,023)	426		—	(83)	2	—	(104)	(152)	(934)	(48)
Credit derivatives	2,296	520		—	183	8	—	(1)	(1,278)	1,728	1,615
Total trading derivatives, net (4)	$(1,432)	$1,041		$—	$1,559	$494	$—	$(371)	$(2,070)	$(779)	$380
Investments
Mortgage-backed securities
U.S. government-
sponsored agency guaranteed	$22	$—		$(22)	$416	$270	$—	$(7)	$—	$679	$(38)
Residential	167	—		(2)	(109)	7	—	(54)	(1)	8	—
Commercial	527	—		(4)	(513)	42	—	(52)	—	—	—
Total investment mortgage-
backed securities	$716	$—		$(28)	$(206)	$319	$—	$(113)	$(1)	$687	$(38)
U.S. Treasury and federal
agencies securities	$17	$—		$—	$60	$—	$—	$(2)	$—	$75	$—
State and municipal	504	—		(10)	(59)	324	—	(92)	—	667	(20)
Foreign government	358	—		13	(21)	352	—	(67)	(188)	447	6
Corporate	525	—		(106)	199	732	—	(56)	(305)	989	6
Equity securities	2,055	—		(38)	(31)	—	—	(84)	(449)	1,453	—
Asset-backed securities	5,424	—		43	55	106	—	(460)	(1,127)	4,041	5
Other debt securities	727	—		26	121	35	—	(289)	(500)	120	(2)
Non-marketable equity securities	6,960	—		862	(886)	4,881	—	(1,838)	(1,661)	8,318	580
Total investments	$17,286	$—		$762	$(768)	$6,749	$—	$(3,001)	$(4,231)	$16,797	$537

		Net realized/unrealized			Transfers						Unrealized
		gains (losses) included in			into and/or						gains
	Dec. 31,	Principal			out of					Dec. 31,	(losses)
In millions of dollars	2010	transactions	Other	(1)(2)	Level 3	Purchases	Issuances	Sales	Settlements	2011	still held (3)
Loans	$3,213	$—		$(309)	$425	$250	$2,002	$(85)	$(814)	$4,682	$(265)
Mortgage servicing rights	4,554	—		(1,465)	—	—	408	(212)	(716)	2,569	(1,465)
Other financial assets measured on a
recurring basis	$2,509	$—		$109	$(90)	$57	$553	$(172)	$(721)	$2,245	$112
Liabilities
Interest-bearing deposits	$277	$—		$86	$(72)	$—	$325	$—	$(13)	$431	$(76)
Federal funds purchased and securities
loaned or sold under agreements
to repurchase	1,261	(22)		—	45	—	—	(117)	(150)	1,061	(64)
Trading account liabilities
Securities sold, not yet purchased	187	48		—	438	—	—	413	(578)	412	42
Short-term borrowings	802	190		—	(220)	—	551	—	(444)	499	39
Long-term debt	8,494	160		266	(509)	—	1,485	—	(2,140)	6,904	(225)
Other financial liabilities measured
on a recurring basis	19	—		(19)	7	1	13	(1)	(55)	3	(3)

(1)	Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income (loss) unless other-than-temporarily impaired, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.
(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income. See Note 15 to the Consolidated Financial Statements for a discussion of other-than-temporary impairment.
(3)	Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2012 and 2011.
(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2011 to December 31, 2012:

  Transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Trading account assets of $1.3 billion from Level 2 to Level 3 primarily due to a decrease in observability of prices.
  Transfers of other debt trading securities from Level 2 to Level 3 of $1.1 billion, the majority of which consisted of trading loans for which there were a reduced number of market quotations.
  Transfers of other debt trading securities from Level 3 to Level 2 of $2.1 billion included $1.0 billion transferred to Level 2 primarily as a result of an increased volume of market quotations, and a majority of the remaining amount relates to positions that were reclassified as Level 3 positions within Loans to conform with the balance sheet presentation. The reclassification has also been reflected as transfers into Level 3 within loans in the roll-forward table above.
  Transfers of $3.7 billion of U.S. government-sponsored agency guaranteed mortgage-backed securities in Investments from Level 3 to Level 2 consisting mainly of securities that were newly issued during the year. At issuance, these securities had limited trading activity and were previously classified as Level 3. As trading activity in these securities increased and pricing became observable, these positions were transferred to Level 2.
  Transfers of Long-term debt in the amounts of $2.5 billion from Level 2 to Level 3 and $2.7 billion from Level 3 to Level 2 were the result of Citi’s conforming and refining the application of the fair value level classification methodologies to certain structured debt instruments containing embedded derivatives, as well as certain underlying market inputs becoming less or more observable.

     In addition, 2012 included sales of non-marketable equity securities classified as Investments of $2.8 billion relating to the sale of EMI Music and EMI Music Publishing.
     The following were the significant Level 3 transfers for the period December 31, 2010 to December 31, 2011:

  Transfers of corporate debt trading securities of $1.5 billion from Level 2 to Level 3 due primarily to less price transparency for the securities.
  Transfers of Loans from Level 2 to Level 3 of $0.4 billion, due to a lack of observable prices for certain loans.

     In addition to the Level 3 transfers, the Level 3 roll-forward table above for the period December 31, 2010 to December 31, 2011 included:

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
  Purchases of non-marketable equity securities classified as Investments included approximately $2.8 billion relating to Citi’s acquisition of the share capital of Maltby Acquisitions Limited, the holding company that controls EMI Group Ltd. (which were sold in 2012).

Valuation Techniques and Inputs for Level 3 Fair Value Measurements
The Company’s Level 3 inventory consists of both cash securities and derivatives of varying complexities. The valuation methodologies applied to measure the fair value of these positions include discounted cash flow analyses, internal models and comparative analysis. A position is classified within Level 3 of the fair value hierarchy when at least one input is unobservable and is considered significant to its valuation. The specific reason an input is deemed unobservable varies. For example, at least one significant input to the pricing model is not observable in the market, at least one significant input has been adjusted to make it more representative of the position being valued, or the price quote available does not reflect sufficient trading activities.
     The following table presents the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2012. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

	Fair Value	(1)
	(in millions)		Methodology	Input	Low	(2)(3)	High	(2)(3)
Assets
Federal funds sold and securities
borrowed or purchased under
agreements to resell	$4,786		Cash flow	Interest rate	1.09%		1.50%
Trading and investment securities
Mortgage-backed securities	$4,402		Price-based	Price	$0.00		$135.00
	1,148		Yield analysis	Yield	0.00%		25.84%
				Prepayment period	2.16 years		7.84 years
State and municipal, foreign	$4,416		Price-based	Price	$0.00		$159.63
government, corporate and other	1,231		Cash flow	Yield	0.00%		30.00%
debt securities	787		Yield analysis	Credit spread	35	bps	300	bps
Equity securities	$792		Cash flow	Yield	9.00%		10.00%
	147		Price-based	Prepayment period	3 years		3 years
				Price	$0.00		$750.00
Asset-backed securities	$4,253		Price-based	Price	$0.00		$136.63
	1,775		Internal model	Yield	0.00%		27.00%
	561		Cash flow	Credit correlation	15.00%		90.00%
				Weighted average life
				(WAL)	0.34 years		16.07 years
Non-marketable equity	$2,768		Price-based	Fund NAV	$1.00		$456,773,838
	1,803		Comparables analysis	EBITDA multiples	4.70		14.39
				Price-to-book ratio	0.77		1.50
	709		Cash flow	Discount to price	0.00%		75.00%
Derivatives – Gross (4)
Interest rate contracts (gross)	$3,202		Internal model	Interest rate (IR)-IR correlation	(98.00)%		90.00%
				Credit spread	0	bps	550.27	bps
				IR volatility	0.09%		100.00%
				Interest rate	0%		15.00%
Foreign exchange contracts (gross)	$1,542		Internal model	Foreign exchange (FX) volatility	3.20%		67.35%
				IR-FX correlation	40.00%		60.00%
				Credit spread	0	bps	376	bps
Equity contracts (gross) (5)	$4,669		Internal model	Equity volatility	1.00%		185.20%
				Equity forward	74.94%		132.70%
				Equity-equity correlation	1.00%		99.90%
Commodity contracts (gross)	$2,160		Internal model	Forward price	37.45%		181.50%
				Commodity correlation	(77.00)%		95.00%
				Commodity volatility	5.00%		148.00%
Credit derivatives (gross)	$4,777		Internal model	Price	$0.00		$121.16
	3,886		Price-based	Recovery rate	6.50%		78.00%
				Credit correlation	5.00%		99.00%
				Credit spread	0	bps	2,236	bps
				Upfront points	3.62		100.00
Nontrading derivatives and other financial assets and	$2,000		External model	Price	$100.00		$100.00
liabilities measured on a recurring basis (gross) (4)	461		Internal model	Redemption rate	30.79%		99.50%
Loans	$2,447		Price-based	Price	$0.00		$103.32
	1,423		Yield analysis	Credit spread	55	bps	600.19	bps
	888		Internal model
Mortgage servicing rights	$1,858		Cash flow	Yield	0.00%		53.19%
				Prepayment period	2.16 years		7.84 years

Liabilities
Interest-bearing deposits	$785	Internal model	Equity volatility	11.13%	86.10%
			Forward price	67.80%	182.00%
			Commodity correlation	(76.00)%	95.00%
			Commodity volatility	5.00%	148.00%
Federal funds purchased and securities loaned
or sold under agreements to repurchase	$841	Internal model	Interest rate	0.33%	4.91%
Trading account liabilities
Securities sold, not yet purchased	$265	Internal model	Price	$0.00	$166.47
	75	Price-based
Short-term borrowings and long-term debt	$5,067	Internal model	Price	$0.00	$121.16
	1,112	Price-based	Equity volatility	12.40%	185.20%
	649	Yield analysis	Equity forward	75.40%	132.70%
			Equity-equity correlation	1.00%	99.90%
			Equity-FX correlation	(80.50)%	50.40%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.
(2)	Some inputs are shown as zero due to rounding.
(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.
(4)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.
(5)	Includes hybrid products.

Sensitivity to Unobservable Inputs and Interrelationships between Unobservable Inputs
The impact of key unobservable inputs on the Level 3 fair value measurements may not be independent of one another. In addition, the amount and direction of the impact on a fair value measurement for a given change in an unobservable input depends on the nature of the instrument as well as whether the Company holds the instrument as an asset or a liability. For certain instruments, the pricing hedging and risk management are sensitive to the correlation between various inputs rather than on the analysis and aggregation of the individual inputs.
     The following section describes the sensitivities and interrelationships of the most significant unobservable inputs used by the Company in Level 3 fair value measurements.

Correlation
Correlation is a measure of the co-movement between two or more variables. A variety of correlation-related assumptions are required for a wide range of instruments, including equity and credit baskets, foreign-exchange options, CDOs backed by loans or bonds, mortgages, subprime mortgages and many other instruments. For almost all of these instruments, correlations are not observable in the market and must be estimated using historical information. Estimating correlation can be especially difficult where it may vary over time. Extracting correlation information from market data requires significant assumptions regarding the informational efficiency of the market (for example, swaption markets). Changes in correlation levels can have a major impact, favorable or unfavorable, on the value of an instrument, depending on its nature. A change in the default correlation of the fair value of the underlying bonds comprising a CDO structure would affect the fair value of the senior tranche. For example, an increase in the default correlation of the underlying bonds would reduce the fair value of the senior tranche, because highly correlated instruments produce larger losses in the event of default and a part of these losses would become attributable to the senior tranche. That same change in default correlation would have a different impact on junior tranches of the same structure.

Volatility
Volatility represents the speed and severity of market price changes and is a key factor in pricing options. Typically, instruments can become more expensive if volatility increases. For example, as an index becomes more volatile, the cost to Citi of maintaining a given level of exposure increases because more frequent rebalancing of the portfolio is required. Volatility generally depends on the tenor of the underlying instrument and the strike price or level defined in the contract. Volatilities for certain combinations of tenor and strike are not observable. The general relationship between changes in the value of a portfolio to changes in volatility also depends on changes in interest rates and the level of the underlying index. Generally, long option positions (assets) benefit from increases in volatility, whereas short option positions (liabilities) will suffer losses. Some instruments are more sensitive to changes in volatility than others. For example, an at-the-money option would experience a larger percentage change in its fair value than a deep-in-the-money option. In addition, the fair value of an option with more than one underlying security (for example, an option on a basket of bonds) depends on the volatility of the individual underlying securities as well as their correlations.

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

Prepayment
Voluntary unscheduled payments (prepayments) change the future cash flows for the investor and thereby change the fair value of the security. The effect of prepayments is more pronounced for residential mortgage-backed securities. An increase in prepayment—in speed or magnitude—generally creates losses for the holder of these securities. Prepayment is generally negatively correlated with delinquency and interest rate. A combination of low prepayment and high delinquencies amplify each input’s negative impact on mortgage securities’ valuation. As prepayment speeds change, the weighted average life of the security changes, which impacts the valuation either positively or negatively, depending upon the nature of the security and the direction of the change in the weighted average life.

Recovery
Recovery is the proportion of the total outstanding balance of a bond or loan that is expected to be collected in a liquidation scenario. For many credit securities (such as asset-backed securities), there is no directly observable market input for recovery, but indications of recovery levels are available from pricing services. The assumed recovery of a security may differ from its actual recovery that will be observable in the future. The recovery rate impacts the valuation of credit securities. Generally, an increase in the recovery rate assumption increases the fair value of the security. An increase in loss severity, the inverse of the recovery rate, reduces the amount of principal available for distribution and, as a result, decreases the fair value of the security.

Credit Spread
Credit spread is a component of the security representing its credit quality. Credit spread reflects the market perception of changes in prepayment, delinquency and recovery rates, therefore capturing the impact of other variables on the fair value. Changes in credit spread affect the fair value of securities differently depending on the characteristics and maturity profile of the security. For example, credit spread is a more significant driver of the fair value measurement of a high yield bond as compared to an investment grade bond. Generally, the credit spread for an investment grade bond is also more observable and less volatile than its high yield counterpart.

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

Correlation
There are many different types of correlation inputs, including credit correlation, cross-asset correlation (such as equity-interest rate correlation), and same-asset correlation (such as interest rate-interest rate correlation). Correlation inputs are generally used to value hybrid and exotic instruments. Generally, same-asset correlation inputs have a narrower range than cross-asset correlation inputs. However, due to the complex and unique nature of these instruments, the ranges for correlation inputs can vary widely across portfolios.

Volatility
Similar to correlation, asset-specific volatility inputs vary widely by asset type. For example, ranges for foreign exchange volatility are generally lower and narrower than equity volatility. Equity volatilities are wider due to the nature of the equities market and the terms of certain exotic instruments. For most instruments, the interest rate volatility input is on the lower end of the range; however, for certain structured or exotic instruments (such as market-linked deposits or exotic interest rate derivatives), the range is much wider.

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

Price
The price input is a significant unobservable input for certain fixed income instruments. For these instruments, the price input is expressed as a percentage of the notional amount, with a price of $100 meaning that the instrument is valued at par. For most of these instruments, the price varies between zero to $100, or slightly above $100. Relatively illiquid assets that have experienced significant losses since issuance, such as certain asset-backed securities, are at the lower end of the range, whereas most investment grade corporate bonds will fall in the middle to the higher end of the range. For certain structured debt instruments with embedded derivatives, the price input may be above $100 to reflect the embedded features of the instrument (for example, a step-up coupon or a conversion option). For the following classes of fixed income instruments, the weighted average price input below provides insight regarding the central tendencies of the ranges of this input reported for each instrument class as of December 31, 2012:

Mortgage-backed securities	$86.02
State and municipal, foreign government, corporate,
and other debt securities	90.95
Asset-backed securities	79.71
Loans	91.25
Short-term borrowings and long-term debt	93.38

     The price input is also a significant unobservable input for certain equity securities; however, the range of price inputs varies depending on the nature of the position, the number of shares outstanding and other factors. Because of these factors, the weighted average price input for equity securities does not provide insight regarding the central tendencies of the ranges for equity securities, as equity prices are generally independent of one another and are not subject to a common measurement scale (for example, the zero to $100 range applicable to debt instruments).

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

     The following table presents the carrying amounts of all assets that were still held as of December 31, 2012 and 2011, and for which a nonrecurring fair value measurement was recorded during the year then ended:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2012
Loans held-for-sale	$2,647	$1,159	$1,488
Other real estate owned	201	22	179
Loans (1)	5,732	5,160	572
Other assets (2)	4,725	4,725	—
Total assets at fair value on a
nonrecurring basis	$13,305	$11,066	$2,239

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.
(2)	Represents Citi’s remaining 35% investment in the Morgan Stanley Smith Barney joint venture whose carrying amount is the agreed purchase price. See Note 15 to the Consolidated Financial Statements.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2011
Loans held-for-sale	$2,644	$1,668	$976
Other real estate owned	271	88	183
Loans (1)	3,911	3,185	726
Total assets at fair value on a
nonrecurring basis	$6,826	$4,941	$1,885

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following table presents the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of December 31, 2012:

	Fair Value	(1)
	(in millions)		Methodology	Input	Low		High
Loans held-for-sale	$747		Price-based	Price	$63.42		$100.00
	485		External model	Credit spread	40	bps	40	bps
	174		Recovery analysis
Other real estate owned	165		Price-based	Discount to price	11.00%		50.00%
				Price (2)	$39,774		$15,457,452
Loans (3)	351		Price-based	Discount to price	25.00%		34.00%
	111		Internal model	Price (2)	$6,272,242		$86,200,000
				Discount rate	6.00%		16.49%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.
(2)	Prices are based on appraised values.
(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2012 and 2011:

In millions of dollars	December 31, 2012
Loans held-for-sale	$(19)
Other real estate owned	(29)
Loans (1)	(1,489)
Other assets (2)	(3,340)
Total nonrecurring fair value gains (losses)	$(4,877)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.
(2)	Includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi's remaining 35% interest in the Morgan Stanley Smith Barney joint venture. See Note 15 to the Consolidated Financial Statements.

In millions of dollars	December 31, 2011
Loans held-for-sale	$(201)
Other real estate owned	(71)
Loans (1)	(973)
Total nonrecurring fair value gains (losses)	$(1,245)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The table below presents the carrying value and fair value of Citigroup’s financial instruments which are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above.
     The disclosure also excludes leases, affiliate investments, pension and benefit obligations and insurance policy claim reserves. In addition, contract-holder fund amounts exclude certain insurance contracts. Also, as required, the disclosure excludes the effect of taxes, any premium or discount that could result from offering for sale at one time the entire holdings of a particular instrument, excess fair value associated with deposits with no fixed maturity, and other expenses that would be incurred in a market transaction. In addition, the table excludes the values of non-financial assets and liabilities, as well as a wide range of franchise, relationship and intangible values, which are integral to a full assessment of Citigroup’s financial position and the value of its net assets.
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

	December 31, 2012		Estimated fair value
In billions of dollars	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Assets
Investments	$17.9	$18.4	$3.0	$14.3	$1.1
Federal funds sold and securities borrowed or purchased under agreements to resell	100.7	100.7	—	94.8	5.9
Loans (1)(2)	621.9	612.2	—	4.2	608.0
Other financial assets (2)(3)	192.8	192.8	11.4	128.3	53.1
Liabilities
Deposits	$929.1	$927.4	$—	$765.5	$161.9
Federal funds purchased and securities loaned or sold under agreements to repurchase	94.5	94.5	—	94.4	0.1
Long-term debt (4)	209.7	215.3	—	177.0	38.3
Other financial liabilities (5)	139.0	139.0	—	31.1	107.9

	December 31, 2011
	Carrying	Estimated
In billions of dollars	value	fair value
Assets
Investments	$19.4	$18.4
Federal funds sold and securities borrowed or purchased
under agreements to resell	133.0	133.0
Loans (1)(2)	609.3	598.7
Other financial assets (2)(3)	245.7	245.7
Liabilities
Deposits	$864.6	$864.5
Federal funds purchased and securities loaned or sold
under agreements to repurchase	100.7	100.7
Long-term debt (4)	299.3	289.7
Other financial liabilities (5)	141.1	141.1

(1)	The carrying value of loans is net of the Allowance for loan losses of $25.5 billion for December 31, 2012 and $30.1 billion for December 31, 2011. In addition, the carrying values exclude $2.8 billion and $2.5 billion of lease finance receivables at December 31, 2012 and December 31, 2011, respectively.
(2)	Includes items measured at fair value on a nonrecurring basis.
(3)	Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.
(4)	The carrying value includes long-term debt balances carried at fair value under fair value hedge accounting.
(5)	Includes brokerage payables, separate and variable accounts, short-term borrowings (carried at cost) and other financial instruments included in Other liabilities on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

     Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality and market perceptions of value, and as existing assets and liabilities run off and new transactions are entered into. The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup’s loans, in aggregate, by $9.7 billion and by $10.6 billion at December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, the carrying values, net of allowances, exceeded the estimated fair values by $7.4 billion and $2.3 billion for Consumer loans and Corporate loans, respectively.

     The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2012 and December 31, 2011 were liabilities of $4.9 billion and $4.7 billion, respectively, which are substantially fair valued at Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
     The following table presents, as of December 31, 2012 and 2011, the fair value of those positions selected for fair value accounting, as well as the changes in fair value gains and losses for the years ended December 31, 2012 and 2011:

			Changes in fair value gains
	Fair value at		(losses) for the years
	December 31,		ended December 31,
In millions of dollars	2012	2011	2012	2011
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed (1)	$160,589	$142,862	$(409)	$(138)
Trading account assets	17,206	14,179	838	(1,775)
Investments	443	526	(50)	233
Loans
Certain Corporate loans (2)	4,056	3,939	77	82
Certain Consumer loans (2)	1,231	1,326	(104)	(281)
Total loans	$5,287	$5,265	$(27)	$(199)
Other assets
MSRs	$1,942	$2,569	$(427)	$(1,465)
Certain mortgage loans held for sale	6,879	6,213	350	172
Certain equity method investments	22	47	3	(17)
Total other assets	$8,843	$8,829	$(74)	$(1,310)
Total assets	$192,368	$171,661	$278	$(3,189)
Liabilities
Interest-bearing deposits	$1,447	$1,326	$(218)	$107
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned (1)	116,689	97,712	66	(108)
Trading account liabilities	1,461	1,763	(143)	872
Short-term borrowings	818	1,354	(2)	(15)
Long-term debt	29,764	24,172	(2,225)	1,611
Total liabilities	$150,179	$126,327	$(2,522)	$2,467

(1)	Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.
(2)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 167 on January 1, 2010.

Own Debt Valuation Adjustments for Structured Debt
Own debt valuation adjustments are recognized on Citi’s debt liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a loss of $2,009 million and a gain of $1,774 million for the years ended December 31, 2012 and 2011, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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
     There was no notional amount of these unfunded letters of credit at December 31, 2012 and $0.6 billion at December 31, 2011. The amount funded was insignificant with no amounts 90 days or more past due or on non-accrual status at December 31, 2012 and 2011.
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

Certain investments in unallocated precious metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity trading business or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts at December 31, 2012 was approximately $5.5 billion. The amounts are expected to fluctuate based on trading activity in the future periods.

The following table provides information about certain credit products carried at fair value at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$11,658	$3,893	$14,150	$3,735
Aggregate unpaid principal balance in excess of (less than) fair value	31	(132)	540	(54)
Balance of non-accrual loans or loans more than 90 days past due	104	—	134	—
Aggregate unpaid principal balance in excess of fair value for non-accrual
loans or loans more than 90 days past due	85	—	43	—

     In addition to the amounts reported above, $1,891 million and $648 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2012 and 2011, respectively.
     Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2012 and 2011 due to instrument-specific credit risk totaled to a gain of $39 million and $53 million, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value at December 31, 2012 and 2011:

In millions of dollars	December 31, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$6,879	$6,213
Aggregate fair value in excess of unpaid principal balance	390	274
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

     The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no change in fair value during the year ended December 31, 2012 due to instrument-specific credit risk. The change in fair value during the year ended December 31, 2011 due to instrument-specific credit risk resulted in a loss of $0.1 million. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

Certain consolidated VIEs
The Company has elected the fair value option for all qualified assets and liabilities of certain VIEs that were consolidated upon the adoption of SFAS 167 on January 1, 2010, including certain private label mortgage securitizations, mutual fund deferred sales commissions and collateralized loan obligation VIEs. The Company elected the fair value option for these VIEs, as the Company believes this method better reflects the economic risks, since substantially all of the Company’s retained interests in these entities are carried at fair value.
     With respect to the consolidated mortgage VIEs, the Company determined the fair value for the mortgage loans and long-term debt utilizing internal valuation techniques. The fair value of the long-term debt measured using internal valuation techniques is verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar securities when no price is observable. Security pricing associated with long-term debt that is valued using observable inputs is classified as Level 2, and debt that is valued using one or more significant unobservable inputs is classified as Level 3. The fair value of mortgage loans of each VIE is derived from the security pricing. When substantially all of the long-term debt of a VIE is valued using Level 2 inputs, the corresponding mortgage loans are classified as Level 2. Otherwise, the mortgage loans of a VIE are classified as Level 3.

     With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup’s Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company’s Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $107 million and $275 million for the years ended December 31, 2012 and 2011, respectively.
     The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup’s Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company’s Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $869 million and $984 million as of December 31, 2012 and 2011, respectively.

The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$157	$1,191	$198	$1,292
Aggregate unpaid principal balance in excess of fair value	347	293	394	436
Balance of non-accrual loans or loans more than 90 days past due	34	123	23	86
Aggregate unpaid principal balance in excess of fair value for non-accrual
loans or loans more than 90 days past due	36	111	42	120

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
     The change in fair value for these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Changes in fair value for these structured liabilities include an economic component for accrued interest, which is included in the change in fair value reported in Principal transactions.

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

     The following table provides information about long-term debt carried at fair value, excluding the debt issued by the consolidated VIEs, at December 31, 2012 and 2011:

In millions of dollars	December 31, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$28,434	$22,614
Aggregate unpaid principal balance in excess of (less than) fair value	(226)	1,680

The following table provides information about short-term borrowings carried at fair value at December 31, 2012 and 2011:

In millions of dollars	December 31, 2012	December 31, 2011
Carrying amount reported on the Consolidated Balance Sheet	$818	$1,354
Aggregate unpaid principal balance in excess of (less than) fair value	(232)	49

27. PLEDGED ASSETS, COLLATERAL, COMMITMENTS AND GUARANTEES

Pledged Assets
In connection with the Company’s financing and trading activities, the Company has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. At December 31, 2012 and 2011, the approximate carrying values of the significant components of pledged assets recognized on the Company’s Consolidated Balance Sheet include:

In millions of dollars	2012	2011
Investment securities	$187,295	$129,093
Loans	234,797	235,031
Trading account assets	123,178	114,539
Total	$545,270	$478,663

     In addition, included in cash and due from banks at December 31, 2012 and 2011 are $13.4 billion and $13.6 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.
     At December 31, 2012 and 2011, the Company had $286 million and $1.4 billion, respectively, of outstanding letters of credit from third-party banks to satisfy various collateral and margin requirements.

Collateral
At December 31, 2012 and 2011, the approximate fair value of collateral received by the Company that may be resold or repledged by the Company, excluding the impact of allowable netting, was $305.9 billion and $350.0 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions and margined broker loans.
     At December 31, 2012 and 2011, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.

     In addition, at December 31, 2012 and 2011, the Company had pledged $418 billion and $345 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments
Rental expense (principally for offices and computer equipment) was $1.5 billion, $1.6 billion and $1.6 billion for the years ended December 31, 2012, 2011 and 2010, respectively.
     Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2013	$1,220
2014	1,125
2015	1,001
2016	881
2017	754
Thereafter	2,293
Total	$7,274

Guarantees
The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. For certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee.
     In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees. The following tables present information about the Company’s guarantees at December 31, 2012 and December 31, 2011:

	Maximum potential amount of future payments
	Expire within	Expire after	Total amount	Carrying value
In billions of dollars at December 31, 2012 except carrying value in millions	1 year	1 year	outstanding	(in millions of dollars)
Financial standby letters of credit	$22.3	$79.8	$102.1	$432.8
Performance guarantees	7.3	4.7	12.0	41.6
Derivative instruments considered to be guarantees	11.2	45.5	56.7	2,648.7
Loans sold with recourse	—	0.5	0.5	87.0
Securities lending indemnifications (1)	80.4	—	80.4	—
Credit card merchant processing (1)	70.3	—	70.3	—
Custody indemnifications and other	—	30.2	30.2	—
Total	$191.5	$160.7	$352.2	$3,210.1

(1)	The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
	Expire within	Expire after	Total amount	Carrying value
In billions of dollars at December 31, 2011 except carrying value in millions	1 year	1 year	outstanding	(in millions of dollars)
Financial standby letters of credit	$25.2	$79.5	$104.7	$417.5
Performance guarantees	7.8	4.5	12.3	43.9
Derivative instruments considered to be guarantees	9.8	40.0	49.8	2,686.1
Loans sold with recourse	—	0.4	0.4	89.6
Securities lending indemnifications (1)	90.9	—	90.9	—
Credit card merchant processing (1)	70.2	—	70.2	—
Custody indemnifications and other	—	40.0	40.0	30.7
Total	$203.9	$164.4	$368.3	$3,267.8

(1)	The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

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
     The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from the tables above as they are disclosed separately in Note 23 to the Consolidated Financial Statements. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the tables above.
     In instances where the Company’s maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

Loans sold with recourse
Loans sold with recourse represent the Company’s obligations to reimburse the buyers for loan losses under certain circumstances. Recourse refers to the clause in a sales agreement under which a lender will fully reimburse the buyer/investor for any losses resulting from the purchased loans. This may be accomplished by the seller taking back any loans that become delinquent.
     In addition to the amounts shown in the tables above, Citi has recorded a mortgage repurchase reserve for its potential repurchases or make-whole liability regarding representation and warranty claims. The repurchase reserve was $1,565 million and $1,188 million at December 31, 2012 and December 31, 2011, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

Repurchase Reserve—Whole Loan Sales
The repurchase reserve estimation process for potential residential mortgage whole loan representation and warranty claims is based on various assumptions which are primarily based on Citi’s historical repurchase activity with the GSEs. The assumptions used to calculate this repurchase reserve include numerous estimates and judgments and thus contain a level of uncertainty and risk that, if different from actual results, could have a material impact on the reserve amounts.
     As of December 31, 2012, Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued could be up to $0.6 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management’s judgment regarding reasonably possible adverse changes to those assumptions. Citi’s estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

Repurchase Reserve—Private-Label Securitizations
Investors in private-label securitizations may seek recovery for alleged breaches of representations and warranties, as well as losses caused by non-performing loans more generally, through repurchase claims or through litigation premised on a variety of legal theories. Citi considers litigation relating to private-label securitizations as part of its contingencies analysis. For additional information, see Note 28 to the Consolidated Financial Statements.
     Of the repurchase claims received, Citi believes some are based on a review of the underlying loan files, while others are not based on such a review. In either case, upon receipt of a claim, Citi typically requests that it be provided with the underlying detail supporting the claim. To date, Citi has received little or no response to these requests for information.
     Citi cannot reasonably estimate probable losses from future repurchase claims for private-label securitizations because the claims to date have been received at an unpredictable rate, the factual basis for those claims is unclear, and very few such claims have been resolved. Rather, at the present time, Citi records reserves related to private-label securitizations repurchase claims based on estimated losses arising from those actual claims received that appear to be based on a review of the underlying loan files. The estimation reflected in this reserve is based on currently available information and relies on various assumptions that involve numerous estimates and judgments that are inherently uncertain and subject to change. If actual experiences differ from Citi’s assumptions, future provisions may differ substantially from Citi’s current reserves.

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
     Citigroup’s primary credit card business is the issuance of credit cards to individuals. In addition, the Company: (i) provides transaction processing services to various merchants with respect to its private-label cards and (ii) has potential liability for bank card transaction processing services. The nature of the liability in either case arises as a result of a billing dispute between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor. The merchant is liable to refund the amount to the cardholder. In general, if the credit card processing company is unable to collect this amount from the merchant, the credit card processing company bears the loss for the amount of the credit or refund paid to the cardholder.
     With regard to (i) above, the Company continues to have the primary contingent liability with respect to its portfolio of private-label merchants. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk the Company may delay settlement, require a merchant to make an escrow deposit, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). In the unlikely event that a private-label merchant is unable to deliver products, services or a refund to its private-label cardholders, the Company is contingently liable to credit or refund cardholders.
     With regard to (ii) above, the Company has a potential liability for bank card transactions where Citi provides the transaction processing services as well as those where a third party provides the services and Citi acts as a secondary guarantor, should that processor fail to perform.
     The Company’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2012 and December 31, 2011, this maximum potential exposure was estimated to be $70 billion.
     However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company’s historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2012 and December 31, 2011, the losses incurred and the carrying amounts of the Company’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications

Credit Card Protection Programs
The Company, through its credit card business, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2012 and December 31, 2011, the actual and estimated losses incurred and the carrying value of the Company’s obligations related to these programs were immaterial.

Other Representation and Warranty Indemnifications
In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications, including indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company’s own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses, and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. These indemnifications are not included in the tables above.

Value-Transfer Networks
The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. The Company’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. We believe the risk of loss is remote given historical experience with the VTNs. Accordingly, the Company’s participation in VTNs is not reported in the Company’s guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2012 or December 31, 2011 for potential obligations that could arise from the Company’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $4.9 billion at December 31, 2012 and $4.4 billion at December 31, 2011) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time. If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of December 31, 2012 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications
At December 31, 2012 and December 31, 2011, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $3.2 billion and $3.3 billion, respectively. The carrying value of derivative instruments is included in either Trading account liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at December 31, 2012 and December 31, 2011, Other liabilities on the Consolidated Balance Sheet included an allowance for credit losses of $1,119 million and $1,136 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral
Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $39 billion and $35 billion at December 31, 2012 and December 31, 2011, respectively. Securities and other marketable assets held as collateral amounted to $51 billion and $65 billion at December 31, 2012 and December 31, 2011, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $1.8 billion and $1.5 billion at December 31, 2012 and December 31, 2011, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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
     Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of December 31, 2012 and December 31, 2011. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
	Investment	Non-investment	Not
In billions of dollars as of December 31, 2012	grade	grade	rated	Total
Financial standby letters of credit	$80.9	$11.0	$10.2	$102.1
Performance guarantees	7.3	3.0	1.7	12.0
Derivative instruments deemed to be guarantees	—	—	56.7	56.7
Loans sold with recourse	—	—	0.5	0.5
Securities lending indemnifications	—	—	80.4	80.4
Credit card merchant processing	—	—	70.3	70.3
Custody indemnifications and other	30.1	0.1	—	30.2
Total	$118.3	$14.1	$219.8	$352.2

	Maximum potential amount of future payments
	Investment	Non-investment	Not
In billions of dollars as of December 31, 2011	grade	grade	rated	Total
Financial standby letters of credit	$79.3	$17.2	$8.2	$104.7
Performance guarantees	6.9	3.2	2.2	12.3
Derivative instruments deemed to be guarantees	—	—	49.8	49.8
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	90.9	90.9
Credit card merchant processing	—	—	70.2	70.2
Custody indemnifications and other	40.0	—	—	40.0
Total	$126.2	$20.4	$221.7	$368.3

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of December 31, 2012 and December 31, 2011:

		Outside	December 31,	December 31,
In millions of dollars	U.S.	U.S.	2012	2011
Commercial and similar letters of credit	$1,427	$5,884	$7,311	$8,910
One- to four-family residential mortgages	2,397	1,496	3,893	3,504
Revolving open-end loans secured by one- to four-family residential properties	14,897	3,279	18,176	19,326
Commercial real estate, construction and land development	2,067	1,429	3,496	1,968
Credit card lines	485,569	135,131	620,700	653,985
Commercial and other consumer loan commitments	138,219	90,273	228,492	224,109
Other commitments and contingencies	1,175	1,084	2,259	3,201
Total	$645,751	$238,576	$884,327	$915,003

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

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $53 billion and $65 billion with an original maturity of less than one year at December 31, 2012 and December 31, 2011, respectively.
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

28. CONTINGENCIES

Overview
In addition to the matters described below, in the ordinary course of business, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees (for purposes of this section, sometimes collectively referred to as Citigroup and Related Parties) routinely are named as defendants in, or as parties to, various legal actions and proceedings. Certain of these actions and proceedings assert claims or seek relief in connection with alleged violations of consumer protection, securities, banking, antifraud, antitrust, anti-money laundering, employment and other statutory and common laws. Certain of these actual or threatened legal actions and proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief, and in some instances seek recovery on a class-wide basis.
     In the ordinary course of business, Citigroup and Related Parties also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions or other relief. In addition, certain affiliates and subsidiaries of Citigroup are banks, registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, banking, commodity futures, consumer protection and other regulators. In connection with formal and informal inquiries by these regulators, Citigroup and such affiliates and subsidiaries receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of their regulated activities. From time to time Citigroup and Related Parties also receive grand jury subpoenas and other requests for information or assistance, formal or informal, from federal or state law enforcement agencies, including among others various United States Attorneys’ Offices, the Asset Forfeiture and Money Laundering Section and other divisions of the Department of Justice, the Financial Crimes Enforcement Network of the United States Department of the Treasury, and the Federal Bureau of Investigation, relating to Citigroup and its customers.
     Because of the global scope of Citigroup’s operations, and its presence in countries around the world, Citigroup and Related Parties are subject to litigation and governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal) in multiple jurisdictions with legal and regulatory regimes that may differ substantially, and present substantially different risks, from those Citigroup and Related Parties are subject to in the United States. In some instances Citigroup and Related Parties may be involved in proceedings involving the same subject matter in multiple jurisdictions, which may result in overlapping, cumulative or inconsistent outcomes.
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
     Disclosure. ASC 450 requires disclosure of a loss contingency if “there is at least a reasonable possibility that a loss or an additional loss may have been incurred” and there is no accrual for the loss because the conditions described above are not met or an exposure to loss exists in excess of the amount accrued. In accordance with ASC 450, if Citigroup has not accrued for a matter because Citigroup believes that a loss is reasonably possible but not probable, or that a loss is probable but not reasonably estimable, and the matter thus does not meet the criteria for accrual, and the reasonably possible loss is material, it discloses the loss contingency. In addition, Citigroup discloses matters for which it has accrued if it believes a reasonably possible exposure to material loss exists in excess of the amount accrued. In accordance with ASC 450, Citigroup’s disclosure includes an estimate of the reasonably possible loss or range of loss for those matters as to which an estimate can be made. ASC 450 does not require disclosure of an estimate of the reasonably possible loss or range of loss where an estimate cannot be made. Neither accrual nor disclosure is required for losses that are deemed remote.

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
     Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued; in these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2012, Citigroup estimates that the reasonably possible unaccrued loss in future periods for these matters ranges up to approximately $5 billion in the aggregate.
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

Credit Crisis–Related Litigation and Other Matters
Citigroup and Related Parties have been named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit crisis that began in 2007. Such matters include, among other types of proceedings, claims asserted by: (i) individual investors and purported classes of investors in Citigroup’s common and preferred stock and debt, alleging violations of the federal securities laws, foreign laws, state securities and fraud law, and the Employee Retirement Income Security Act (ERISA); and (ii) individual investors and purported classes of investors in securities and other investments underwritten, issued or marketed by Citigroup, including securities issued by other public companies, collateralized debt obligations (CDOs), mortgage-backed securities (MBS), auction rate securities (ARS), investment funds, and other structured or leveraged instruments, which have suffered losses as a result of the credit crisis. These matters have been filed in state and federal courts across the U.S. and in foreign tribunals, as well as in arbitrations before the Financial Industry Regulatory Authority (FINRA) and other arbitration associations.

     In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission (SEC), FINRA, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal (and, in many instances, industry-wide) inquiries concerning Citigroup’s mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of CDOs and MBS, and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.

Mortgage-Related Litigation and Other Matters
Securities Actions: Beginning in November 2007, Citigroup and Related Parties were named as defendants in a variety of class action and individual securities lawsuits filed by investors in Citigroup’s equity and debt securities in state and federal courts relating to the Company’s disclosures regarding its exposure to subprime-related assets.
     Citigroup and Related Parties have been named as defendants in the consolidated putative class action IN RE CITIGROUP INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York. The consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Citigroup common stock from January 1, 2004 through January 15, 2009. On November 9, 2010, the court issued an opinion and order dismissing all claims except those arising out of Citigroup’s exposure to CDOs for the time period February 1, 2007 through April 18, 2008. On August 30, 2012, the court entered an order preliminarily approving the parties’ proposed settlement, pursuant to which Citigroup will pay $590 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for April 8, 2013. Additional information concerning this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9901 (S.D.N.Y.) (Stein, J.).
     Citigroup and Related Parties also have been named as defendants in the consolidated putative class action IN RE CITIGROUP INC. BOND LITIGATION, also pending in the United States District Court for the Southern District of New York. The plaintiffs assert claims under Sections 11, 12 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of $71 billion of debt securities and preferred stock issued by Citigroup between May 2006 and August 2008. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, but denying defendants’ motion to dismiss certain claims under Section 11. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class is pending. Additional information concerning this action is publicly available in court filings under the consolidated lead docket number 08 Civ. 9522 (S.D.N.Y.) (Stein, J.).

     Citigroup and Related Parties also have been named as defendants in a variety of other putative class actions and individual actions arising out of similar facts to those alleged in the actions described above. These actions assert a wide range of claims, including claims under the federal securities laws, Section 90 of the Financial Services and Markets Act of 2000 (Eng.), ERISA, and state law. Additional information concerning these actions is publicly available in court filings under the docket numbers 09 Civ. 7359 (S.D.N.Y.) (Stein, J.), 09 Civ. 8755 (S.D.N.Y.) (Stein, J.), 11 Civ. 7672 (S.D.N.Y.) (Koeltl, J.), 12 Civ. 6653 (S.D.N.Y.) (Stein, J.), 12 Civ. 9050 (S.D.N.Y.) (Stein, J.), and Case No. 110105028 (Pa. Commw. Ct.) (Sheppard, J.).
     Beginning in November 2007, certain Citigroup affiliates also have been named as defendants arising out of their activities as underwriters of securities in actions brought by investors in securities of public companies adversely affected by the credit crisis. Many of these matters have been dismissed or settled. As a general matter, issuers indemnify underwriters in connection with such claims, but in certain of these matters Citigroup affiliates are not being indemnified or may in the future cease to be indemnified because of the financial condition of the issuer.

     Regulatory Actions: On October 19, 2011, in connection with its industry-wide investigation concerning CDO-related business activities, the SEC filed a complaint in the United States District Court for the Southern District of New York regarding Citigroup’s structuring and sale of the Class V Funding III CDO transaction (Class V). On the same day, the SEC and Citigroup announced a settlement of the SEC’s claims, subject to judicial approval, and the SEC filed a proposed final judgment pursuant to which Citigroup’s U.S. broker-dealer Citigroup Global Markets Inc. (CGMI) agreed to disgorge $160 million and to pay $30 million in prejudgment interest and a $95 million penalty. On November 28, 2011, the court issued an order refusing to approve the proposed settlement and ordering trial to begin on July 16, 2012. The parties appealed from this order to the United States Court of Appeals for the Second Circuit, which, on March 15, 2012, granted a stay of the district court proceedings pending resolution of the appeals. The parties have fully briefed their appeals, and the Second Circuit held oral argument on February 8, 2013. Additional information concerning this matter is publicly available in court filings under the docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

     Mortgage-Backed Securities and CDO Investor Actions and Repurchase Claims: Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of MBS and CDOs sold or underwritten by Citigroup. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.
     The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $10.8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6.4 billion. The largest MBS investor claim against Citigroup and Related Parties, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with 15 other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits. Additional information concerning certain of these actions is publicly available in court filings under the docket numbers 11 Civ. 6196 (S.D.N.Y.) (Cote, J.), 12 Civ. 4000 (S.D.N.Y.) (Swain, J.), 12 Civ. 00790 (M.D. Al.) (Watkins, C.J.), 12 Civ. 4354 (C.D. Cal.) (Pfaezler, J.), 650212/12 (N.Y. Sup. Ct.) (Oing, J.), 652607/2012 (N.Y. Sup. Ct.) (Schweitzer, J.), and CGC-10-501610 (Cal. Super. Ct.) (Kramer, J.).
     In addition to these actions, various parties to MBS securitizations and other interested parties have asserted that certain Citigroup affiliates breached representations and warranties made in connection with mortgage loans sold into securitization trusts (private-label securitizations). In connection with such assertions, Citi has received significant levels of inquiries and demands for loan files, as well as requests to toll (extend) the applicable statutes of limitation for, among others, representation and warranty claims relating to its private-label securitizations. These inquiries, demands and requests have come from trustees of securitization trusts and others.
     Among these requests, in December 2011, Citigroup received a letter from the law firm Gibbs & Bruns LLP, which purports to represent a group of investment advisers and holders of MBS issued or underwritten by Citigroup affiliates. Through that letter and subsequent discussions, Gibbs & Bruns LLP has asserted that its clients collectively hold certificates in 87 MBS trusts purportedly issued and/or underwritten by Citigroup affiliates, and that Citigroup affiliates have repurchase obligations for certain mortgages in these trusts.
     Citi has also received repurchase claims for breaches of representations and warranties related to private-label securitizations. These claims have been received at an unpredictable rate, although the number of claims increased substantially during 2012 and is expected to remain elevated, particularly given the level of inquiries, demands and requests noted above. Upon receipt of a claim, Citi typically requests that it be provided with the underlying detail supporting the claim; however, to date, Citi has received little or no response to these requests for information. As a result, the vast majority of the repurchase claims received on Citi’s private-label securitizations remain unresolved. Citi expects unresolved repurchase claims for private-label securitizations to continue to increase because new claims and requests for loan files continue to be received, while there has been little progress to date in resolving these repurchase claims.

     Independent Foreclosure Review: On January 7, 2013, Citi, along with other major mortgage servicers operating under consent orders dated April 13, 2011 with the Federal Reserve Board and the Office of the Comptroller of the Currency (OCC), entered into a settlement agreement with those regulators to modify the requirements of the independent foreclosure review mandated by the consent orders. Under the settlement, Citi agreed to pay approximately $305 million into a qualified settlement fund and to offer $487 million of mortgage assistance to borrowers in accordance with agreed criteria. Upon completion of Citi’s payment and mortgage assistance obligations under the agreement, the Federal Reserve Board and the OCC have agreed to deem the requirements of the independent foreclosure review under the consent orders to be satisfied.

Abu Dhabi Investment Authority
In 2010, Abu Dhabi Investment Authority (ADIA) commenced an arbitration against Citigroup and Related Parties alleging statutory and common law claims in connection with its $7.5 billion investment in Citigroup in December 2007. ADIA sought rescission of the investment agreement or, in the alternative, more than $4 billion in damages. Following a hearing in May 2011 and post-hearing proceedings, on October 14, 2011, the arbitration panel issued a final award and statement of reasons finding in favor of Citigroup on all claims asserted by ADIA. On January 11, 2012, ADIA filed a petition to vacate the award in New York state court. On January 13, 2012, Citigroup removed the petition to the United States District Court for the Southern District of New York. On April 3, 2012, Citigroup filed an opposition to ADIA’s petition and a cross-petition to confirm the award. Both ADIA’s petition and Citigroup’s cross-petition are pending. Additional information concerning this matter is publicly available in court filings under the docket number 12 Civ. 283 (S.D.N.Y.) (Daniels, J.).

Alternative Investment Fund–Related Litigation and Other Matters
The SEC is investigating the management and marketing of the ASTA/ MAT and Falcon funds, alternative investment funds managed and marketed by certain Citigroup affiliates that suffered substantial losses during the credit crisis. In addition to the SEC inquiry, on June 11, 2012, the New York Attorney General served a subpoena on a Citigroup affiliate seeking documents and information concerning certain of these funds, and on August 1, 2012, the Massachusetts Attorney General served a Civil Investigative Demand on a Citigroup affiliate seeking similar documents and information. Citigroup is cooperating fully with these inquiries.
     In October 2012, Citigroup Alternative Investments LLC (CAI) was named as a defendant in a putative class action lawsuit filed on behalf of investors in CSO Ltd., CSO US Ltd., and Corporate Special Opportunities Ltd., whose investments were managed indirectly by a CAI affiliate. The plaintiff asserts a variety of state common law claims, alleging that he and other investors were misled into investing in the funds and were further misled into not redeeming their investments. The complaint seeks to recover more than $400 million on behalf of a putative class of investors. Additional information concerning this action is publicly available in court filings under the docket number 12-cv-7717 (S.D.N.Y.) (Castel, J.).
     In addition, numerous investors in the ASTA/MAT funds have filed lawsuits or arbitrations against Citigroup and Related Parties seeking damages and related relief. Although most of these investor disputes have been resolved, some remain pending.

Auction Rate Securities–Related Litigation and Other Matters
Beginning in March 2008, Citigroup and Related Parties have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and purchasers or issuers of ARS, asserting claims under the federal securities laws, Section 1 of the Sherman Act and state law arising from the collapse of the ARS market in early 2008, which plaintiffs contend Citigroup and other ARS underwriters foresaw or should have foreseen but failed adequately to disclose. Most of these matters have been dismissed or settled. Additional information concerning certain of the pending actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722, 10-867, and 11-1270 (2d Cir.).

KIKOs
Prior to the devaluation of the Korean won in 2008, several local banks in Korea, including a Citigroup subsidiary (CKI), entered into foreign exchange derivative transactions with small and medium-size export businesses (SMEs) to enable the SMEs to hedge their currency risk. The derivatives had “knock-in, knock-out” features. Following the devaluation of the won, many of these SMEs incurred significant losses on the derivative transactions and filed civil lawsuits against the banks, including CKI. The claims generally allege that the products were not suitable and that the risk disclosure was inadequate.
     As of December 31, 2012, there were 88 civil lawsuits filed by SMEs against CKI. To date, 82 decisions have been rendered at the district court level, and CKI has prevailed in 64 of those decisions. In the other 18 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $28.5 million. CKI is appealing the 18 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.
     Of the 82 cases decided at the district court level, 60 have been appealed to the high court, including the 18 in which an adverse decision was rendered against CKI in the district court. Of the 17 appeals decided at high court level, CKI prevailed in 11 cases, and in the other six plaintiffs were awarded partial damages, which increased the aggregate damages awarded against CKI by a further $10.9 million. CKI is appealing five of the adverse decisions to the Korean Supreme Court.

Lehman Structured Notes Matters
Like many other financial institutions, certain Citigroup affiliates and subsidiaries distributed structured notes (Notes) issued and guaranteed by Lehman entities to retail customers outside the United States, principally in Europe and Asia. After the relevant Lehman entities filed for bankruptcy protection in September 2008, certain regulators commenced investigations and some purchasers of the Notes filed civil actions or otherwise complained about the sales process. Citigroup has resolved the vast majority of these regulatory proceedings and customer complaints.
     In Belgium, criminal charges were brought against a Citigroup subsidiary (CBB) and three former employees. On December 1, 2010, the court acquitted all defendants of fraud and anti-money laundering charges but convicted all defendants under the Prospectus Act, and convicted CBB under Fair Trade Practices legislation. Both CBB and the Public Prosecutor appealed the judgment. On May 21, 2012, the Belgian appellate court dismissed all criminal charges against CBB. The Public Prosecutor has appealed this decision to the Belgian Supreme Court.

Lehman Brothers Bankruptcy Proceedings
Beginning in September 2010, Citigroup and Related Parties have been named as defendants in various adversary proceedings in the Chapter 11 bankruptcy proceedings of Lehman Brothers Holdings Inc. (LBHI) and the liquidation proceedings of Lehman Brothers Inc. (LBI).
     On March 18, 2011, Citigroup and Related Parties were named as defendants in an adversary proceeding asserting claims under federal bankruptcy and state law to recover a $1 billion deposit LBI placed with Citibank, N.A., to avoid a setoff taken by Citibank, N.A. against the deposit, and to recover additional assets of LBI held by Citibank, N.A. and its affiliates. On December 13, 2012, the court entered an order approving a settlement between the parties resolving all of LBI’s claims. Under the settlement, Citibank, N.A. retained $1.05 billion of assets to set off against its claims and received an allowed unsecured claim in the amount of $245 million. Additional information concerning this adversary proceeding is publicly available in court filings under the docket numbers 11-01681 (Bankr. S.D.N.Y.) (Peck, J.) and 08-01420 (Bankr. S.D.N.Y.) (Peck, J.).
     On February 8, 2012, Citigroup and Related Parties were named as defendants in an adversary proceeding asserting objections to proofs of claim filed by Citibank, N.A. and its affiliates totaling approximately $2.6 billion, and claims under federal bankruptcy and state law to recover $2 billion deposited by LBHI with Citibank, N.A. against which Citibank, N.A. asserts a right of setoff. Plaintiffs also seek avoidance of a $500 million transfer and an amendment to a guarantee in favor of Citibank, N.A., and other relief. Additional information concerning this adversary proceeding is publicly available in court filings under the docket numbers 12-01044 (Bankr. S.D.N.Y.) (Peck, J.) and 08-13555 (Bankr. S.D.N.Y.) (Peck, J.).

Terra Firma Litigation
In December 2009, the general partners of two related private equity funds filed a complaint in New York state court, subsequently removed to the United States District Court for the Southern District of New York, asserting multi-billion-dollar fraud and other common law claims against certain Citigroup affiliates arising out of the May 2007 auction of the music company EMI, in which Citigroup acted as advisor to EMI and as a lender to plaintiffs’ acquisition vehicle. Following a jury trial, a verdict was returned in favor of Citigroup on November 4, 2010. Plaintiffs have appealed the judgment with respect to certain of their claims to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012, and the matter is pending. Additional information concerning this action is publicly available in court filings under the docket numbers 09 Civ. 10459 (S.D.N.Y.) (Rakoff, J.) and 11-0126 (2d Cir.).

Terra Securities–Related Litigation
Certain Citigroup affiliates have been named as defendants in an action brought by seven Norwegian municipalities, asserting claims for fraud and negligent misrepresentation arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Defendants’ motion for summary judgment is pending. Additional information related to this action is publicly available in court filings under the docket number 09 Civ. 7058 (S.D.N.Y.) (Marrero, J.).

Tribune Company Bankruptcy
Certain Citigroup affiliates have been named as defendants in adversary proceedings related to the Chapter 11 cases of Tribune Company (Tribune) filed in the United States Bankruptcy Court for the District of Delaware, asserting claims arising out of the approximately $11 billion leveraged buyout of Tribune in 2007. On July 23, 2012, the Bankruptcy Court confirmed the Fourth Amended Joint Plan of Reorganization, which provides for releases of claims against Citigroup, other than those against CGMI relating to its role as advisor to Tribune. Certain Citigroup affiliates also have been named as defendants in actions brought by Tribune creditors alleging state law constructive fraudulent conveyance claims. These matters are pending in the United States District Court for the Southern District of New York as part of a multi-district litigation. Additional information concerning these actions is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.), 11 MD 02296 (S.D.N.Y.) (Pauley, J.), and 12 MC 2296 (S.D.N.Y.) (Pauley, J.).

Interbank Offered Rates–Related Litigation and Other
Matters
Regulatory Actions: Government agencies in the U.S., including the Department of Justice, the Commodity Futures Trading Commission, the SEC, and a consortium of state attorneys general, as well as agencies in other jurisdictions, including the European Commission, the U.K. Financial Services Authority, the Japanese Financial Services Agency (JFSA), the Canadian Competition Bureau, the Swiss Competition Commission and the Monetary Authority of Singapore, are conducting investigations or making inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates and other benchmark rates. As members of a number of such panels, Citigroup subsidiaries have received requests for information and documents. Citigroup is cooperating with the investigations and inquiries and is responding to the requests.
     On December 16, 2011, the JFSA took administrative action against Citigroup Global Markets Japan Inc. (CGMJ) for, among other things, certain communications made by two CGMJ traders about the Euroyen Tokyo interbank offered rate (TIBOR) and the Japanese yen London interbank offered rate (LIBOR). The JFSA issued a business improvement order and suspended CGMJ’s trading in derivatives related to yen LIBOR and Euroyen and yen TIBOR from January 10 to January 23, 2012. On the same day, the JFSA also took administrative action against Citibank Japan Ltd. (CJL) for conduct arising out of CJL’s retail business and also noted that the communications made by the CGMJ traders to employees of CJL about Euroyen TIBOR had not been properly reported to CJL’s management team.

Antitrust and Other Litigation: Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in a multi-district litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION, appearing under docket number 1:11-md-2262 (S.D.N.Y.). Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (i) over-the-counter (OTC) purchasers of derivative instruments tied to USD LIBOR; (ii) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (iii) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities alleging that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

     Citigroup and Citibank, N.A., along with other defendants, have moved to dismiss all of the above actions that were consolidated into the MDL proceeding as of June 29, 2012. Briefing on the motion to dismiss was completed on September 27, 2012. Judge Buchwald has stayed all subsequently filed actions that fall within the scope of the MDL until the motion to dismiss has been resolved. Citigroup and/or Citibank, N.A. are named in the 17 such stayed actions that have been consolidated with or marked as related to the MDL proceeding.
     Eleven of these actions have been brought on behalf of various putative plaintiff classes, including (i) banks, savings and loans institutions and credit unions that allegedly suffered losses on loans they made at interest rates tied to USD LIBOR, (ii) holders of adjustable-rate mortgages tied to USD LIBOR, and (iii) individual and municipal purchasers of various financial instruments tied to USD LIBOR. The remaining six actions have been brought by individual plaintiffs, including an entity that allegedly purchased municipal bonds and various California counties, municipalities, and related public entities that invested in various derivatives tied to USD LIBOR. Plaintiffs in each of the 17 stayed actions allege that the panel bank defendants manipulated USD LIBOR in violation of the Sherman Act, RICO, and/or state antitrust and racketeering laws, and several plaintiffs also assert common law claims, including fraud, unjust enrichment, negligent misrepresentation, interference with economic advantage, and/or breach of the implied covenant of good faith and fair dealing. Plaintiffs seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.
     Additional information concerning the stayed actions is publicly available in court filings under docket numbers 1:12-cv-4205 (S.D.N.Y.) (Buchwald, J.), 1:12-cv-5723 (S.D.N.Y.) (Buchwald, J.), 1:12-cv-5822 (S.D.N.Y.) (Buchwald, J.), 1:12-cv-6056 (S.D.N.Y.) (Buchwald, J.), 1:12-cv-7461 (S.D.N.Y.) (Buchwald, J.), 2:12-cv-10903 (C.D. Calif.) (Snyder, J.), 3:12-cv-6571 (N.D. Calif.) (Conti, J.), 3:13-cv-106 (N.D. Calif.) (Beeler, J.), 4:13-cv-108 (N.D. Calif.) (Ryu, J.), 3:13-cv-109 (N.D. Calif.) (Laporte, J.), 5:13-cv-62 (C.D. Calif.) (Phillips, J.), 3:13-cv-48 (S.D. Calif.) (Huff, J.), 1:13-cv-346 (S.D.N.Y.) (Buchwald, J.), 1:13-cv-407 (S.D.N.Y.) (Buchwald, J.), 5:13-cv-122 (C.D. Calif.) (Bernal, J.), 1:13-cv-981 (S.D.N.Y.) (Buchwald, J.), and 1:13-cv-1016 (S.D.N.Y.) (Buchwald, J.).
     In addition, on November 27, 2012, an action captioned MARAGOS V. BANK OF AMERICA CORP. ET AL. was filed on behalf of the County of Nassau against various USD LIBOR panel banks, including Citibank, N.A., and the other defendants with whom the plaintiff had entered into interest rate swap transactions. The action was commenced in state court and subsequently removed to the United States District Court for the Eastern District of New York. The plaintiff asserts claims for fraud and deceptive trade practices under New York law against the panel bank defendants based on allegations that the panel banks colluded to artificially suppress USD LIBOR, thereby lowering the payments the plaintiff received in connection with various interest rate swap transactions. The plaintiff seeks compensatory damages and treble damages. The defendants have sought consolidation of this action with the MDL proceeding. Additional information concerning this action is publicly available in court filings under docket number 2:12-cv-6294 (E.D.N.Y.) (Spatt, J.).

     Separately, on April 30, 2012, an action was filed in the United States District Court for the Southern District of New York on behalf of a putative class of persons and entities who transacted in exchange-traded Euroyen futures and option contracts between June 2006 and September 2010. This action is captioned LAYDON V. MIZUHO BANK LTD. ET AL. The plaintiff filed an amended complaint on November 30, 2012, naming as defendants banks that are or were members of the panels making submissions used in the calculation of Japanese yen LIBOR and TIBOR, and certain affiliates of some of those banks, including Citibank, N.A., Citigroup, CJL and CGMJ. The complaint alleges that the plaintiffs were injured as a result of purported manipulation of those reference interest rates, and asserts claims arising under the Commodity Exchange Act and the Sherman Act and for unjust enrichment. Plaintiffs seek compensatory damages, treble damages under the Sherman Act, and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number 12-cv-3419 (S.D.N.Y.) (Daniels, J.).

Interchange Fees Litigation
Beginning in 2005, several putative class actions were filed against Citigroup and Related Parties, together with Visa, MasterCard and other banks and their affiliates, in various federal district courts and consolidated with other related cases in a multi-district litigation proceeding before Judge Gleeson in the United States District Court for the Eastern District of New York. This proceeding is captioned IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION.
     The plaintiffs, merchants that accept Visa- and MasterCard-branded payment cards as well as membership associations that claim to represent certain groups of merchants, allege, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions and to restrain trade through various Visa and MasterCard rules governing merchant conduct, all in violation of Section 1 of the Sherman Act and certain California statutes. Plaintiffs seek, on behalf of classes of U.S. merchants, treble damages, including all interchange fees paid to all Visa and MasterCard members with respect to Visa and MasterCard transactions in the U.S. since at least January 1, 2004, as well as injunctive relief. Supplemental complaints have also been filed against defendants in the putative class actions alleging that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.
     On July 13, 2012, all parties to the putative class actions, including Citigroup and Related Parties, entered into a Memorandum of Understanding (MOU) setting forth the material terms of a class settlement. The class settlement contemplated by the MOU provides for, among other things, a total payment by all defendants to the class of $6.05 billion; a rebate to merchants participating in the damages class settlement of 10 basis points on interchange collected for a period of eight months by the Visa and MasterCard networks; changes to certain network rules that would permit merchants to surcharge some payment card transactions subject to certain limitations and conditions, including disclosure to consumers at the point of sale; and broad releases in favor of the defendants. Subsequently, all defendants and certain of the plaintiffs who had entered into the MOU executed a settlement agreement consistent with the terms of the MOU.

     On November 27, 2012, the court entered an order granting preliminary approval of the proposed class settlements and provisionally certified two classes for settlement purposes only. The court scheduled a final approval hearing for September 12, 2013. Several large merchants and associations have stated publicly that they intend to object to or opt out of the settlement, and have appealed from the court’s preliminary approval of the proposed class settlements.
     Visa and MasterCard have also entered into a settlement agreement with merchants that filed individual, non-class actions. While Citigroup and Related Parties are not parties to the individual merchant non-class settlement agreement, they are contributing to that settlement, and the agreement provides for a release of claims against Citigroup and Related Parties.
     Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Gleeson, J.).

Regulatory Review of Consumer “Add-On” Products
Certain of Citi’s consumer businesses, including its Citi-branded and retail services cards businesses, offer or have in the past offered or participated in the marketing, distribution, or servicing of products, such as payment protection and identity monitoring, that are ancillary to the provision of credit to the consumer (add-on products). These add-on products have been the subject of enforcement actions against other institutions by regulators, including the Consumer Financial Protection Bureau (CFPB), the OCC, and the FDIC, that have resulted in orders to pay restitution to customers and penalties in substantial amounts. Certain state attorneys general also have filed industry-wide suits under state consumer protection statutes, alleging deceptive marketing practices in connection with the sale of payment protection products and demanding restitution and statutory damages for instate customers. In light of the current regulatory focus on add-on products and the actions regulators have taken in relation to other credit card issuers, one or more regulators may order that Citi pay restitution to customers and/or impose penalties or other relief arising from Citi’s marketing, distribution, or servicing of add-on products.

Parmalat Litigation and Related Matters
On July 29, 2004, Dr. Enrico Bondi, the Extraordinary Commissioner appointed under Italian law to oversee the administration of various Parmalat companies, filed a complaint in New Jersey state court against Citigroup and Related Parties alleging, among other things, that the defendants “facilitated” a number of frauds by Parmalat insiders. On October 20, 2008, following trial, a jury rendered a verdict in Citigroup’s favor on Parmalat’s claims and in favor of Citibank, N.A. on three counterclaims. Parmalat has exhausted all appeals, and the judgment is now final. Additional information concerning this matter is publicly available in court filings under docket number A-2654-08T2 (N.J. Sup. Ct.).

     Prosecutors in Parma and Milan, Italy, have commenced criminal proceedings against certain current and former Citigroup employees (along with numerous other investment banks and certain of their current and former employees, as well as former Parmalat officers and accountants). In the event of an adverse judgment against the individuals in question, the authorities could seek administrative remedies against Citigroup. On April 18, 2011, the Milan criminal court acquitted the sole Citigroup defendant of market-rigging charges. The Milan prosecutors have appealed part of that judgment and seek administrative remedies against Citigroup, which may include disgorgement of 70 million Euro and a fine of 900,000 Euro. Additionally, the Parmalat administrator filed a purported civil complaint against Citigroup in the context of the Parma criminal proceedings, which seeks 14 billion Euro in damages. In January 2011, certain Parmalat institutional investors filed a civil complaint seeking damages of approximately 130 million Euro against Citigroup and other financial institutions.

Allied Irish Bank Litigation
In 2003, Allied Irish Bank (AIB) filed a complaint in the United States District Court for the Southern District of New York seeking to hold Citibank, N.A. and Bank of America, N.A., former prime brokers for AIB’s subsidiary Allfirst Bank (Allfirst), liable for losses incurred by Allfirst as a result of fraudulent and fictitious foreign currency trades entered into by one of Allfirst’s traders. AIB seeks compensatory damages of approximately $500 million, plus punitive damages, from Citibank, N.A. and Bank of America, N.A. collectively. In 2006, the court granted in part and denied in part defendants’ motion to dismiss. In 2009, AIB filed an amended complaint. In 2012, the parties completed discovery and the court granted Citibank, N.A.’s motion to strike AIB’s demand for a jury trial. Citibank, N.A. also filed a motion for summary judgment, which is pending. AIB has announced a settlement with Bank of America, N.A. for an undisclosed amount, leaving Citibank, N.A. as the sole remaining defendant. Additional information concerning this matter is publicly available in court filings under docket number 03 Civ. 3748 (S.D.N.Y.) (Batts, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.
*                    *                    *

Additional matters asserting claims similar to those described above may be filed in the future.

29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012				2011
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$18,174	$13,951	$18,642	$19,406	$17,174	$20,831	$20,622	$19,726
Operating expenses	13,845	12,220	12,134	12,319	13,211	12,460	12,936	12,326
Provisions for credit losses and for benefits and claims	3,199	2,695	2,806	3,019	2,874	3,351	3,387	3,184
Income from continuing operations before income taxes	$1,130	$(964)	$3,702	$4,068	$1,089	$5,020	$4,299	$4,216
Income taxes (benefits)	(206)	(1,488)	715	1,006	91	1,278	967	1,185
Income from continuing operations	$1,336	$524	$2,987	$3,062	$998	$3,742	$3,332	$3,031
Income (loss) from discontinued operations, net of taxes	(112)	(31)	(1)	(5)	—	1	71	40
Net income before attribution of noncontrolling interests	$1,224	$493	$2,986	$3,057	$998	$3,743	$3,403	$3,071
Noncontrolling interests	28	25	40	126	42	(28)	62	72
Citigroup’s net income	$1,196	$468	$2,946	$2,931	$956	$3,771	$3,341	$2,999
Earnings per share (1)(2)

Basic
Income from continuing operations	$0.43	$0.17	$0.98	$0.98	$0.32	$1.27	$1.10	$1.01
Net income	0.39	0.15	0.98	0.98	0.32	1.27	1.12	1.02

Diluted
Income from continuing operations	0.42	0.16	0.95	0.96	0.31	1.23	1.07	0.97
Net income	0.38	0.15	0.95	0.95	0.31	1.23	1.09	0.99
Common stock price per share (2)
High	$40.17	$34.79	$36.87	$38.08	$34.17	$42.88	$45.90	$51.30
Low	32.75	25.24	24.82	28.17	23.11	23.96	36.81	43.90
Close	39.56	32.72	27.41	36.55	26.31	25.62	41.64	44.20
Dividends per share of common stock	0.01	0.01	0.01	0.01	0.01	0.01	0.01	—

This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.

(1)	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.
(2)	All per-share amounts for all periods reflect Citigroup’s 1-for-10 reverse stock split, which was effective May 6, 2011.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

FINANCIAL DATA SUPPLEMENT (Unaudited)

RATIOS

	2012	2011	2010
Citigroup’s net income to average assets	0.39%	0.57%	0.53%
Return on average common stockholders’ equity (1)	4.1	6.3	6.8
Return on average total stockholders’ equity (2)	4.1	6.3	6.8
Total average equity to average assets (3)	9.7	8.9	7.8
Dividends payout ratio (4)	1.6	0.8	NM

(1)	Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.
(2)	Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.
(3)	Based on average Citigroup stockholders’ equity as a percentage of average assets.
(4)	Dividends declared per common share as a percentage of net income per diluted share.
NM	Not Meaningful

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

	2012		2011		2010
	Average	Average	Average	Average	Average	Average
In millions of dollars at year end	interest rate	balance	interest rate	balance	interest rate	balance
Banks	0.71%	$71,624	0.78%	$50,831	0.83%	$63,637
Other demand deposits	0.84	217,806	0.91	248,925	0.75	210,465
Other time and savings deposits (2)	1.28	259,753	1.52	245,208	1.54	258,999
Total	1.03%	$549,183	1.17%	$544,964	1.14%	$533,101

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.
(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS
($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars	Under 3	Over 3 to 6	Over 6 to 12	Over 12
at December 31, 2012	months	months	months	months
Certificates of deposit	$2,991	$1,580	$1,156	$2,201
Other time deposits	208	4	230	1,843

SUPERVISION, REGULATION AND OTHER

Citigroup is subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which it does business.

General
As a registered bank holding company and financial holding company, Citigroup is regulated and supervised by the Federal Reserve Board. Citigroup’s nationally chartered subsidiary banks, including Citibank, N.A., are regulated and supervised by the Office of the Comptroller of the Currency (OCC) and its state-chartered depository institution by the relevant state’s banking department and the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority for banking subsidiaries whose deposits it insures. Overseas branches of Citibank, N.A. are regulated and supervised by the Federal Reserve Board and OCC and overseas subsidiary banks by the Federal Reserve Board. Such overseas branches and subsidiary banks are also regulated and supervised by regulatory authorities in the host countries.
     A U.S. financial holding company and the companies under its control are permitted to engage in a broader range of activities in the U.S. and abroad than permitted for bank holding companies and their subsidiaries. Unless otherwise limited by the Federal Reserve Board, financial holding companies generally can engage, directly or indirectly in the U.S. and abroad, in financial activities, either de novo or by acquisition, by providing after-the-fact notice to the Federal Reserve Board. These financial activities include underwriting and dealing in securities, insurance underwriting and brokerage and making investments in non-financial companies for a limited period of time, as long as Citi does not manage the non-financial company’s day-to-day activities, and its banking subsidiaries engage only in permitted cross-marketing with the non-financial company. If Citigroup ceases to qualify as a financial holding company, it could be barred from new financial activities or acquisitions, and have to discontinue the broader range of activities permitted to financial holding companies.
     Citi is permitted to acquire U.S. depository institutions, including out-of-state banks, subject to certain restrictions and the prior approval of federal banking regulators. In addition, intrastate bank mergers are permitted and banks in states that do not prohibit out-of-state mergers may merge. A national bank can generally also establish a new branch in any state (to the same extent as banks organized in the subject state) and state banks may establish a branch in another state if permitted by the other state. However, all bank holding companies, including Citigroup, must obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting stock of a U.S. depository institution or bank holding company. The Federal Reserve Board must also approve certain additional capital contributions to an existing non-U.S. investment and certain acquisitions by Citigroup of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by Citibank, N.A. of foreign branches in certain circumstances.

     For more information on U.S. and foreign regulation affecting Citigroup and its subsidiaries, see “Risk Factors—Regulatory Risks” above.

Changes in Regulation
Proposals to change the laws and regulations affecting the banking and financial services industries are frequently introduced in Congress, before regulatory bodies and abroad that may affect the operating environment of Citigroup and its subsidiaries in substantial and unpredictable ways. This has been particularly true as a result of the financial crisis. Citigroup cannot determine whether any such proposals will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of Citigroup or its subsidiaries. For additional information regarding recently enacted and proposed legislative and regulatory initiatives, including significant provisions of the Dodd-Frank Act that have not been fully implemented by the U.S. banking agencies, see “Risk Factors—Regulatory Risks” above.

Other Bank and Bank Holding Company Regulation
Citigroup and its banking subsidiaries are subject to other regulatory limitations, including requirements for banks to maintain reserves against deposits, requirements as to risk-based capital and leverage (see “Capital Resources and Liquidity—Capital Resources” above and Note 20 to the Consolidated Financial Statements), restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on investments that can be made and services that can be offered. The Federal Reserve Board may also expect Citigroup to commit resources to its subsidiary banks in certain circumstances. Citigroup is also subject to anti-money laundering and financial transparency laws, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities.

Securities and Commodities Regulation
Citigroup conducts securities underwriting, brokerage and dealing activities in the U.S. through Citigroup Global Markets Inc. (CGMI), its primary broker-dealer, and other broker-dealer subsidiaries, which are subject to regulations of the SEC, the Financial Industry Regulatory Authority and certain exchanges, among others. Citigroup conducts similar securities activities outside the U.S., subject to local requirements, through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London, which is regulated principally by the U.K. Financial Services Authority, and Citigroup Global Markets Japan Inc. in Tokyo, which is regulated principally by the Financial Services Agency of Japan.

     Citigroup also has subsidiaries that are members of futures exchanges and are registered accordingly. In the U.S., CGMI is a member of the principal U.S. futures exchanges, and Citigroup has subsidiaries that are registered as futures commission merchants and commodity pool operators with the Commodity Futures Trading Commission (CTFC). On December 31, 2012, Citibank, N.A., CGMI, and Citigroup Energy Inc., registered as swap dealers with the CFTC. CGMI is also subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CTFC, which specify uniform minimum net capital requirements. Compliance with these rules could limit those operations of CGMI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. See also “Capital Resources—Broker-Dealer Subsidiaries” and Note 20 to the Consolidated Financial Statements for a further discussion of capital considerations of Citigroup’s non-banking subsidiaries.

Dividends
Citigroup is currently subject to restrictions on its ability to pay common stock dividends. See “Risk Factors—Market and Economic Risks” above. For information on the ability of Citigroup’s subsidiary depository institutions and non-bank subsidiaries to pay dividends, see “Capital Resources—Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions” and Note 20 to the Consolidated Financial Statements above.

Transactions with Affiliates
The types and amounts of transactions between Citigroup’s U.S. subsidiary depository institutions and their non-bank affiliates are regulated by the Federal Reserve Board, and are generally required to be on arm’s-length terms. See also “Capital Resources and Liquidity—Funding and Liquidity” above.

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

     Additionally, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution and, under current interpretation, depositors in non-U.S. offices, in the liquidation or other resolution of such an institution by any receiver. As a result, such persons would be treated differently from and could receive, if anything, substantially less than the depositors in U.S. offices of the depository institution.
     An FDIC-insured financial institution that is affiliated with a failed FDIC-insured institution may have to indemnify the FDIC for losses resulting from the insolvency of the failed institution. Such an FDIC indemnity claim is generally superior in right of payment to claims of the holding company and its affiliates and depositors against such depository institution.

Privacy and Data Security
Citigroup is subject to many U.S., state and international laws and regulations relating to policies and procedures designed to protect the non-public information of its consumers. Citigroup must periodically disclose its privacy policy to consumers and must permit consumers to opt out of Citigroup’s ability to use such information to market to affiliates and third-party non-affiliates under certain circumstances. See also “Risk Factors—Business and Operational Risks” above.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN
RIGHTS ACT
Citi, through its wholly owned banking subsidiary, Citibank, N.A., has branch operations in the United Arab Emirates (Citibank UAE), Bahrain (Citibank Bahrain), Lebanon (Citibank Lebanon) and Venezuela (Citibank Venezuela). These branches participate in the local government-run clearing and settlement exchange networks in each country for transactions involving automated teller machines (ATM), point-of-sale (POS) debit card transactions and/or the clearing and settlement of domestic checks. In addition, as required by the local law and the applicable operating rules for these exchange networks, all network participants, including these Citibank branches, must process transactions in which funds are drawn from, or deposited into, client accounts of other network participants.

      The Office of Foreign Assets Control (OFAC) has been aware of the requirement for financial institutions operating within a particular country to participate in these local government-run clearing and exchange networks (including the participation of these Citi branches in such networks), despite the fact that certain banks that have been designated for sanctions by OFAC based on their ties to Iran and involvement in certain activities (OFAC Designated Banks) also participate in these networks.
     Beginning in 2007, Citi, on behalf of its Citibank UAE branches, engaged with OFAC on a series of license applications. In October 2011, OFAC granted a license providing relief for check-clearing transactions involving Bank Melli and Bank Saderat, two OFAC Designated Banks participating in the UAE network, and in October 2012, OFAC renewed the original license and expanded its scope to encompass ATM and POS transactions (UAE License). Citi also engaged with OFAC and filed license applications between 2007 and 2011 on behalf of its Citibank Bahrain, Citibank Lebanon and Citibank Venezuela branches; these applications are pending with OFAC.
     Prior to receiving the UAE License, during 2012, Citibank UAE processed approximately 5,350 ATM and POS transactions (or approximately 0.3% of all ATM and POS transactions for Citibank UAE during this time period) involving Bank Melli and Bank Saderat. These transactions resulted in approximately $2,200.00 gross revenues and approximately $1,100.00 net income to Citi.
     During 2012, Citibank Bahrain processed approximately 8,800 domestic check and ATM transactions (or approximately 2.1% of all domestic check and ATM transactions for Citibank Bahrain during 2012) involving Future Bank, an OFAC Designated Bank. The domestic check transactions resulted in no revenues or net income to Citi. The ATM transactions resulted in approximately $250.00 gross revenues and approximately $125.00 net income to Citi.
     During 2012, Citibank Lebanon processed approximately 180 domestic check transactions (which in aggregate, equaled approximately $890,000.00) involving Bank Saderat, an OFAC Designated Bank. The transactions resulted in less than $10.00 in gross revenue and net income to Citi.
     During 2012, Citibank Venezuela processed a total of four domestic check transactions (which in aggregate, equaled approximately $1,000.00) involving Banco Internacional de Desarrollo, an OFAC Designated Bank. The transactions resulted in no revenues or net income to Citi.
     In addition to the exchange network transactions described above, Citi, through its subsidiary in Germany (Citi Germany AG), processed one wire transfer in early 2012 that involved Europaisch Iranische Handlesbank (EIH), an OFAC Designated Bank. The transfer was originated by the Central Bank of Germany (Bundesbank) from an EIH account in favor of a customer of Citi Germany AG. The transfer was licensed by the Bundesbank, which directed that the transfer be made. The transfer was also permissible under U.S. law pursuant to an exemption for informational materials under OFAC’s Iran sanctions program and involved a German subsidiary, which was not subject to the Iran sanctions program at the time of the transfer. This transaction did not generate any revenue for Citi.

      Further, in 2011, a German court ordered the London branch of Citibank, N.A. to transfer a payment, previously blocked by Citi, to Bank Melli through the Bundesbank. The transfer was permissible under EU law and did not require regulatory licenses in either England or Germany, but required OFAC authorization, which was granted to Citi in 2011. The blocked funds were transferred in 2011 pursuant to the OFAC license, but a small amount of accrued interest related to the 2011 payment was made during 2012, pursuant to the same OFAC license. This transaction did not generate any revenue for Citi.

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
     Citigroup competes for clients and capital (including deposits and funding in the short- and long-term debt markets) with some of these competitors globally and with others on a regional or product basis. Citigroup’s competitive position depends on many factors, including the value of Citi’s brand name, reputation, the types of clients and geographies served, the quality, range, performance, innovation and pricing of products and services, the effectiveness of and access to distribution channels, technology advances, customer service and convenience, effectiveness of transaction execution, interest rates and lending limits, regulatory constraints and the effectiveness of sales promotion efforts. Citigroup’s ability to compete effectively also depends upon its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs. See “Risk Factors—Business and Operational Risks” above.

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
     Over time, there has been substantial consolidation among companies in certain sectors of the financial services industry. This consolidation accelerated in recent years as a result of the financial crisis, through mergers, acquisitions and bankruptcies, and may produce larger, better capitalized and more geographically diverse competitors able to offer a wider array of products and services at more competitive prices around the world.

PROPERTIES
Citigroup’s principal executive offices are located at 399 Park Avenue in New York City. Citigroup, and certain of its subsidiaries, is the largest tenant, and the offices are the subject of a lease. Citigroup also has additional office space at 601 Lexington Avenue in New York City, under a long-term lease. Citibank, N.A. leases one building and owns a commercial condominium unit in a separate building in Long Island City, New York, each of which are fully occupied by Citigroup and certain of its subsidiaries. Citigroup has a long-term lease on a building at 111 Wall Street in New York City and is the largest tenant.
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
     Citigroup also owns or leases over 72.7 million square feet of real estate in 100 countries, comprised of 12,074 properties.
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

LEGAL PROCEEDINGS
For a discussion of Citigroup’s litigation and related matters, see Note 28 to the Consolidated Financial Statements.

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Share Repurchases
Under its currently existing repurchase program, Citigroup may buy back common shares in the market or otherwise from time to time. This program may be used for many purposes, including offsetting dilution from stock-based compensation programs. Any repurchase program is subject to regulatory approval (see “Risk Factors—Business and Operational Risks” above). The following table summarizes Citigroup’s share repurchases during 2012:

				Approximate dollar
				value of shares that
			Average	may yet be purchased
	Total shares		price paid	under the plan or
In millions, except per share amounts	purchased	(1)	per share	programs
First quarter 2012
Open market repurchases (1)	0.1		$36.58	$6,726
Employee transactions (2)	1.4		29.26	N/A
Total first quarter 2012	1.5		$29.85	$6,726
Second quarter 2012
Open market repurchases (1)	—		$—	$6,726
Employee transactions (2)	0.1		32.62	N/A
Total second quarter 2012	0.1		$32.62	$6,726
Third quarter 2012
Open market repurchases (1)	—		$—	$6,726
Employee transactions (2)	—		—	N/A
Total third quarter 2012	—		—	$6,726
October 2012
Open market repurchases (1)	—		$—	$6,726
Employee transactions (2)	—		—	N/A
November 2012
Open market repurchases (1)	—		—	6,726
Employee transactions (2)	—		—	N/A
December 2012
Open market repurchases (1)	—		—	6,726
Employee transactions (2)	0.1		36.03	N/A
Fourth quarter 2012
Open market repurchases (1)	—		$—	$6,726
Employee transactions (2)	0.1		36.03	N/A
Total fourth quarter 2012	0.1		$36.03	$6,726
Year-to-date 2012
Open market repurchases (1)	0.1		$36.58	$6,726
Employee transactions (2)	1.6		29.68	N/A
Total year-to-date 2012	1.7		$30.17	$6,726

(1)	Open market repurchases are transacted under an existing share repurchase plan, which such repurchase plan is subject to regulatory approval. Since 2000, the Board of Directors has authorized the repurchase of shares in the aggregate amount of $40 billion under Citi’s existing share repurchase plan.
(2)	Consists of shares added to treasury stock related to activity on employee stock option program exercises, where the employee delivers existing shares to cover the option exercise, or under Citi’s employee restricted or deferred stock program, where shares are withheld to satisfy tax requirements.
N/A	Not applicable

     For so long as the FDIC continues to hold any Citigroup trust preferred securities acquired pursuant to the exchange offers consummated in 2009, Citigroup is, subject to certain exemptions, generally restricted from redeeming or repurchasing any of its equity or trust preferred securities, which restriction may be waived.

Dividends
For a summary of the cash dividends paid on Citi’s outstanding common stock during 2011 and 2012, see Note 29 to the Consolidated Financial Statements. For as long as the FDIC continues to hold any Citigroup trust preferred securities acquired pursuant to the exchange offers consummated in 2009, Citigroup is generally restricted from paying regular cash dividends in excess of $0.01 per share of common stock per quarter, which restriction may be waived. Further, any dividend on Citi’s outstanding common stock would need to be made in compliance with Citi’s obligations to any remaining outstanding Citigroup preferred stock.

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citigroup’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financial Index over the five-year period through December 31, 2012. The graph and table assume that $100 was invested on December 31, 2007 in Citigroup’s common stock, the S&P 500 Index and the S&P Financial Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	CITI	S&P 500	S&P FINANCIALS
31-Dec-2007	100.00	100.00	100.00
31-Dec-2008	24.02	63.00	44.68
31-Dec-2009	11.88	79.67	52.38
31-Dec-2010	16.98	91.67	58.73
30-Dec-2011	9.45	93.61	48.71
31-Dec-2012	14.23	108.59	62.75

CORPORATE INFORMATION

CITIGROUP EXECUTIVE OFFICERS
Citigroup’s executive officers as of March 1, 2013 are:

Name	Age	Position and office held
Francisco Aristeguieta	47	CEO, Latin America
Stephen Bird	46	CEO, Asia Pacific
Don Callahan	56	Head of Operations and Technology;
		Chief Operations and Technology Officer
Michael L. Corbat	52	Chief Executive Officer
James C. Cowles	57	CEO, Europe, Middle East and Africa
James A. Forese	50	Co-President;
		CEO, Institutional Clients Group
John C. Gerspach	59	Chief Financial Officer
Brian Leach	53	Head of Franchise Risk and Strategy
Paul McKinnon	62	Head of Human Resources
Eugene M. McQuade	64	CEO, Citibank, N.A.
Manuel Medina-Mora	62	Co-President;
		CEO, Global Consumer Banking;
		Chairman, Mexico
William J. Mills	57	CEO, North America
Jeffrey R. Walsh	55	Controller and Chief Accounting Officer
Rohan Weerasinghe	62	General Counsel and Corporate Secretary

Each executive officer has held executive or management positions with Citigroup for at least five years, except that:

  Mr. Leach became Citi’s Head of Franchise Risk and Strategy in January 2013. Prior to that, Mr. Leach was Chief Risk Officer beginning March 2008. Previously, Mr. Leach was a founder and the co-COO of Old Lane, LP, a multi-strategy hedge fund and private equity fund manager that was acquired by Citi in 2007. Earlier, he had worked for his entire financial career at Morgan Stanley, finishing as Risk Manager of the Institutional Securities Business.
  Mr. McQuade joined Citi in 2009. Prior to joining Citi, Mr. McQuade was Vice Chairman of Merrill Lynch and President of Merrill Lynch Banks (U.S.) from February 2008 until February 2009. Previously, he was the President and Chief Operating Officer of Freddie Mac for three years. Prior to joining Freddie Mac in 2004, Mr. McQuade served as President of Bank of America Corporation.
  Mr. Weerasinghe joined Citi in June 2012. Prior to joining Citi, Mr. Weerasinghe was Senior Partner at Shearman & Sterling.

Code of Conduct, Code of Ethics
Citigroup has a Code of Conduct that maintains its commitment to the highest standards of conduct. The Code of Conduct is supplemented by a Code of Ethics for Financial Professionals (including accounting, controllers, financial reporting operations, financial planning and analysis, treasury, tax, strategy and M&A, investor relations and regional/product finance professionals and administrative staff) that applies worldwide. The Code of Ethics for Financial Professionals applies to Citigroup’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the Code of Ethics for Financial Professionals will be disclosed on Citi’s website, www.citigroup.com.
     Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citigroup website by clicking on “About Us,” and then “Corporate Governance.” Citi’s Corporate Governance Guidelines can also be found there, as well as the charters for the Audit Committee, the Nomination, Governance and Public Affairs Committee, the Personnel and Compensation Committee and the Risk Management and Finance Committee of the Board. These materials are also available by writing to Citigroup Inc., Corporate Governance, 601 Lexington Avenue, 19th Floor, New York, New York 10022.

Stockholder Information
Citigroup common stock is listed on the NYSE under the ticker symbol “C” and on the Tokyo Stock Exchange and the Mexico Stock Exchange. Citigroup preferred stock Series F, T and AA are also listed on the NYSE.
     Because Citigroup’s common stock is listed on the NYSE, the Chief Executive Officer is required to make an annual certification to the NYSE stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE. The annual certification to that effect was made to the NYSE on May 20, 2012.
     As of January 31, 2013, Citigroup had approximately 104,511 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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
     Citi’s 2012 Form 10-K filed with the SEC, as well as other annual and quarterly reports, are available from Citi Document Services toll free at 877 936 2737 (outside the United States at 716 730 8055), by e-mailing a request to docserve@citi.com, or by writing to:
     Citi Document Services
     540 Crosspoint Parkway
     Getzville, NY 14068

Stockholder Inquiries
Information about Citi, including quarterly earnings releases and filings with the U.S. Securities and Exchange Commission, can be accessed via its website at www.citigroup.com. Stockholder inquiries can also be directed by e-mail to shareholderrelations@citi.com.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2013.

Citigroup Inc.
(Registrant)

John C. Gerspach
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March, 2013.

Citigroup’s Principal Executive Officer and a Director:

Michael L. Corbat

Citigroup’s Principal Financial Officer:

John C. Gerspach

Citigroup’s Principal Accounting Officer:

Jeffrey R. Walsh

The Directors of Citigroup listed below executed a power of attorney appointing John C. Gerspach their attorney-in-fact, empowering him to sign this report on their behalf.

Franz B. Humer	Anthony M. Santomero
Robert L. Joss, Ph.D.	Joan E. Spero
Michael E. O’Neill	Diana L. Taylor
Lawrence R. Ricciardi	William S. Thompson, Jr.
Judith Rodin	Ernesto Zedillo
Robert L. Ryan

John C. Gerspach

CITIGROUP BOARD OF DIRECTORS

Michael L. Corbat
Chief Executive Officer
Citigroup Inc.

Franz B. Humer
Chairman
Roche Holding Ltd.

Robert L. Joss, Ph.D.
Professor of Finance Emeritus and
       Former Dean
Stanford University
Graduate School of Business	Michael E. O’Neill
Chairman
Citigroup Inc.;
Former Chairman and
       Chief Executive Officer
Bank of Hawaii Corporation

Lawrence R. Ricciardi
Senior Advisor
IBM Corporation;
       Jones Day; and Lazard Ltd.

Judith Rodin
President
Rockefeller Foundation	Robert L. Ryan
Chief Financial Officer, Retired
Medtronic Inc.

Anthony M. Santomero
Former President
Federal Reserve Bank of
       Philadelphia

Joan E. Spero
Senior Research Scholar
Columbia University
       School of International
and Public Affairs	Diana L. Taylor
Managing Director
Wolfensohn Fund
       Management, L.P.

William S. Thompson, Jr.
Chief Executive Officer, Retired
Pacific Investment
       Management Company
       (PIMCO)

Ernesto Zedillo
Director, Center for the
       Study of Globalization;
       Professor in the Field
       of International
       Economics and Politics
Yale University

This page intentionally left blank.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.01	Amended and Restated Joint Venture Contribution and Formation Agreement, dated May 29, 2009, by and among the Company, Morgan Stanley and Morgan Stanley Smith Barney Holdings LLC, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 3, 2009 (File No. 1-9924).

3.01+	Restated Certificate of Incorporation of the Company, as amended, as in effect on the date hereof.

3.02	By-Laws of the Company, as amended, as in effect on the date hereof, incorporated by reference to the Company's Current Report on Form 8-K filed January 10, 2013 (File No. 1-9924).

4.01	Warrant Agreement (relating to Warrants (expiring January 4, 2019)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed January 26, 2011 (File No. 1-9924).

4.02	Specimen Warrant for 255,033,142 Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed January 26, 2011 (File No. 1-9924).

4.03	Warrant Agreement (relating to Warrants (expiring October 28, 2018)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed January 26, 2011 (File No. 1-9924).

4.04	Specimen Warrant for 210,084,034 Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed January 26, 2011 (File No. 1-9924).

4.05	Tax Benefits Preservation Plan, dated June 9, 2009, between the Company and Computershare Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 10, 2009 (File No. 1-9924).

4.06	Capital Securities Guarantee Agreement, dated as of July 30, 2009, between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.03 to the Company's Current Report on Form 8-K filed July 30, 2009 (File No. 1-9924).

4.07	Registration Rights Agreement, dated as of January 27, 2011, between the Company and The Bank of New York Mellon, not in its individual capacity but solely as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed March 28, 2011 (File No. 333-173113).

4.08	Termination of the Capital Replacement Covenants agreement, dated April 1, 2011, between the Company and The Bank of New York Mellon, as Institutional Trustee of Citigroup Capital XI, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 4, 2011 (File No. 1-9924).

4.09	Specimen Physical Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2011 (File No. 1-9924).

10.01.1*	Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated (the “Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.(G) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-5378).

10.01.2*	Amendment to the Citibank Supplemental ERISA Plan, incorporated by reference to Exhibit 10.21.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-9924) (the “Company’s 1999 10-K”).

10.01.3*	Amendment to the Citibank Supplemental ERISA Plan, incorporated by reference to Exhibit 10.04.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-9924).

10.01.4*	Amendment to the Citibank Supplemental ERISA Plan, incorporated by reference to Exhibit 10.01.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-9924) (the “Company’s 2009 10-K”).

10.01.5*	Nonqualified Plan Amendment to the Citibank Supplemental ERISA Plan, approved November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

10.01.6*+	Amendment to the Citibank Supplemental ERISA Plan, approved December 21, 2012.

10.02*	Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 1-9924).

10.03.1*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2005 (File No. 1-9924).

10.03.2*	Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 1-9924).

10.04.1*	Citicorp Directors’ Deferred Compensation Plan, Restated May 1, 1988, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-9924).

10.04.2*	Amendment to the Citicorp Directors’ Deferred Compensation Plan (effective as of December 31, 2001), incorporated by reference to Exhibit 10.22.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-9924) (the “Company’s 2001 10-K”).

10.05*	Citigroup 1999 Stock Incentive Plan (as amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.15 to the Company’s 2008 10-K.

10.06*	Form of Citigroup Directors’ Stock Option Grant Notification, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-9924).

10.07.1*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective January 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2008 10-Q.

10.07.2*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-9924).

10.07.3*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2010), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 1-9924).

10.07.4*	Form of Citigroup Inc. 2012 Discretionary Incentive and Retention Award Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 1-9924) (the “Company’s September 30, 2011 10-Q”).

10.07.5*	Form of Citigroup Inc. 2013 CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 1-9924).

10.08*	Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2006 (File No. 1-9924).

10.09*	Citigroup Inc. Non-Employee Directors Compensation Plan (effective as of January 1, 2008), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2007 10-Q.

10.10.1*	Aircraft Time Sharing Agreement, dated December 12, 2007, between Citiflight, Inc. and Vikram Pandit, incorporated by reference to Exhibit 10.43 to the Company’s 2007 10-K.

10.10.2*+	Aircraft Time Sharing Agreement, dated December 19, 2012, between Citiflight, Inc. and Michael Corbat.

10.11	Form of Addendum to Indemnification Agreement dated December 16, 2008 between the Company and each member of its Board of Directors, incorporated by reference to Exhibit 10.44 to the Company’s 2008 10-K.

10.12*	Form of Citigroup Performance Stock Award Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.13*	Form of Citigroup Executive Premium Price Option Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 1-9924).

10.14.1*	Citicorp Deferred Compensation Plan, effective October 1995, incorporated by reference to Exhibit 10 to Citicorp’s Registration Statement on Form S-8 filed February 15, 1996 (File No. 333-0983).

10.14.2*	Amendment to the Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10.18.2 to the Company’s 1999 10-K.

10.14.3*	Amendment to the Citicorp Deferred Compensation Plan, effective as of September 28, 2001, incorporated by reference to Exhibit 10.17.3 to the Company’s 2001 10-K.

10.14.4*	Nonqualified Plan Amendment to the Citicorp Deferred Compensation Plan, adopted November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

10.15*	Form of Citi Long-Term Restricted Stock Award Agreement for awards granted on December 30, 2009, incorporated by reference to Exhibit 10.33 to the Company’s 2009 10-K.

10.16	Exchange Agreement, dated June 9, 2009, between the Company and the Federal Deposit Insurance Corporation, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed June 10, 2009 (File No. 333-158100).

10.17	Amended and Restated Global Selling Agency Agreement, dated December 20, 2012, among, the Company, Citigroup Global Markets Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, UBS Financial Services Inc. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 21, 2012. (File No. 1-9924).

10.18.1*	Letter Agreement, dated April 5, 2010, between the Company and Dr. Robert L. Joss (the “Joss Letter Agreement”), incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (File No. 1-9924) (the “Company’s March 31, 2010 10-Q”).

10.18.2*	Joss Letter Agreement Renewal, dated October 28, 2010, between the Company and Dr. Robert L. Joss, incorporated by reference to Exhibit 10.43.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-9924) (the “Company’s 2010 10-K”).

10.18.3*	Joss Letter Agreement Renewal, dated January 1, 2012, between the Company and Dr. Robert L. Joss, incorporated by reference to Exhibit 10.28.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-9924) (the “Company’s 2011 10-K”).

10.18.4*+	Joss Letter Agreement Renewal, dated December 14, 2012, between the Company and Dr. Robert L. Joss.

10.19*	Individual Employment Contract, dated November 8, 1971, between Banco Nacional de Mexico, S.A. and Manuel Medina-Mora (English translation), incorporated by reference to Exhibit 10.07 to the Company’s March 31, 2010 10-Q.

10.20*	Form of Citi Long-Term Restricted Stock Award Agreement (effective November 1, 2010), incorporated by reference to Exhibit 10.04 to the Company’s September 30, 2010 10-Q.

10.21*	Citigroup Inc. 2010 Key Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.50 to the Company’s 2010 10-K.

10.22*	Form of Citigroup Inc. 2010 Key Employee Profit Sharing Plan Award Agreement, incorporated by reference to Exhibit 10.51 to the Company’s 2010 10-K.

10.23*	Citigroup Inc. 2010 Key Risk Employee Plan, incorporated by reference to Exhibit 10.52 to the Company’s 2010 10-K.

10.24*	Form of Citigroup Inc. 2010 Key Risk Employee Plan Award Agreement, incorporated by reference to Exhibit 10.53 to the Company’s 2010 10-K.

10.25*	Citigroup Inc. 2011 Key Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-9924) (the “Company’s March 31, 2011 10-Q”).

10.26*	Citigroup Inc. 2011 Key Employee Profit Sharing Plan Award Agreement, incorporated by reference to Exhibit 10.02 to the Company’s March 31, 2011 10-Q.

10.27*	Form of Citigroup Inc. Employee Option Grant Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-9924) (the “Company’s June 30, 2011 10-Q”).

10.28*+	Citigroup 2009 Stock Incentive Plan (as amended and restated effective January 1, 2013).

10.29*	2011 Citigroup Executive Performance Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 26, 2011 (File No. 1-9924).

10.30*	Citigroup Inc. 2011 Key Employee Profit Sharing Plan Award Agreement, dated May 17, 2011, between the Company and Vikram S. Pandit, incorporated by reference to Exhibit 10.02 to the Company’s June 30, 2011 10-Q.

10.31*	Citigroup Inc. Equity Award Agreement, dated May 17, 2011, between the Company and Vikram S. Pandit, incorporated by reference to Exhibit 10.03 to the Company’s June 30, 2011 10-Q.

10.32*	Citigroup Inc. Executive Option Grant Agreement, dated May 17, 2011, between the Company and Vikram S. Pandit, incorporated by reference to Exhibit 10.04 to the Company’s June 30, 2011 10-Q.

10.33*	Letter Agreement, dated December 21, 2011, between Citigroup Inc. and Michael Corbat, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2011 (File No. 1-9924).

10.34*+	Citigroup Inc. Deferred Cash Award Plan (As Amended and Restated Effective as of January 1, 2013).

10.35*+	Citi Discretionary Incentive and Retention Award Plan (Amended and Restated Effective as of January 1, 2013).

10.36*	Letter Agreement, dated November 9, 2012, between the Company and Vikram Pandit, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-9924).

10.37*	Letter Agreement, dated November 9, 2012, between Citigroup Global Markets Inc. and John Havens, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 9, 2012 (File No. 1-9924).

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01+	Subsidiaries of the Company.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

101.01+	Financial statements from the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2012, filed on March 1, 2013, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2012 Annual Report on Form 10-K) to security holders who make written request therefor to Citigroup Inc., Corporate Governance, 601 Lexington Avenue, 19th Floor, New York, New York 10022.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.