Form 10-Q
period 2013-03-31
CITIGROUP INC
filed 2013-05-03
CIK 831001

Use these links to rapidly review the document
TABLE OF CONTENTS
FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common stock outstanding as of March 31, 2013: 3,042,884,600

Available on the web at www.citigroup.com

CITIGROUP INC
FIRST QUARTER 2013—FORM 10-Q

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

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2013 (2012 Annual Report on Form 10-K). Additional information about Citigroup is available on Citi's website at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through Citi's website by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 102 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation. For information on certain recent such reclassifications, see Citi's Form 8-K furnished to the SEC on April 5, 2013.

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

(1)
North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico, and Asia includes Japan.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2013 Summary Results

        During the first quarter of 2013, Citi benefitted from growth in its core businesses in Citicorp, including seasonally strong results in its markets businesses within Securities and Banking and year-over-year growth in loans and deposits (for additional information, see "Balance Sheet Review" and "Capital Resources and Liquidity—Funding and Liquidity," respectively, below) as well as an improved credit environment. Despite this growth, Citi's results for the first quarter of 2013 also reflected a continued challenging operating environment, with spread compression(1) globally impacting its Global Consumer Banking and Transaction Services businesses, and continued elevated legal and related expenses as Citi continues to work through "legacy" legal issues.

Citigroup

        Citigroup reported first quarter of 2013 net income of $3.8 billion, or $1.23 per diluted share. Citi's reported net income increased by 30%, or $877 million, from the first quarter of 2012. Results for the first quarter of 2013 included a net negative credit valuation adjustment (CVA) on derivatives (counterparty and own-credit, excluding monolines), net of hedges, and debt valuation adjustment (DVA) on Citi's fair value option debt of $(319) million ($(198) million after-tax), compared to $(1,288) million ($(800) million after-tax) in the first quarter of 2012, as Citi's credit spreads improved during the quarter. First quarter of 2012 results also included a net gain of $477 million on minority investments ($308 million after-tax).(2)

        Excluding CVA/DVA in both periods and the gain on minority investments in the first quarter 2012,(3) Citi reported net income of $4.0 billion in the first quarter of 2013, or $1.29 per diluted share, an increase of 16% compared to $1.11 per diluted share in the prior-year period. The year-over-year increase in earnings per share (excluding CVA/DVA and minority investments) primarily reflected higher revenues and lower net credit losses, partially offset by higher legal and related expenses, a lower loan loss reserve release and a higher effective tax rate as compared to the prior-year period (for additional information, see "Income Taxes" below).

        Citi's revenues, net of interest expense, were $20.5 billion in the first quarter of 2013, up 6% versus the prior-year period. Excluding CVA/DVA and the gain on minority investments in the first quarter 2012, revenues were $20.8 billion, up 3% from the first quarter of 2012, as revenues in Citicorp and Citi Holdings grew by 2% and 15%, respectively, compared to the prior-year period. Net interest revenues of $11.9 billion were 1% lower than the prior-year period, largely driven by the ongoing impact of spread compression in Transaction Services in Citicorp, which Citi expects will likely continue to negatively impact net interest revenues in the near term. Non-interest revenues were $8.6 billion, up 15% from the prior-year period, driven by the lower CVA/DVA and growth in Securities and Banking revenues, partially offset by the absence of the gains on minority investments in the first quarter of 2012. Excluding CVA/DVA in both periods and the gain on minority investments in the first quarter of 2012, non-interest revenues of $8.9 billion were 8% higher than the prior-year period.

Operating Expenses

        Citigroup expenses increased 1% versus the prior-year period to $12.4 billion driven by higher legal and related expenses in Citi Holdings (see below) and higher repositioning charges. Citi incurred higher legal and related expenses of $710 million (compared to $545 million in the prior-year period, but down from approximately $1.3 billion in the fourth quarter of 2012) and higher repositioning charges of $148 million (compared to $66 million in the prior-year period, but down from approximately $1.0 billion in the fourth quarter of 2012 as a result of the restructuring efforts announced in December 2012). Excluding legal and related expenses, repositioning charges and the impact of foreign exchange translation into U.S. dollars for reporting purposes (as used throughout this report, FX translation(4)), which lowered reported expenses by approximately $0.2 billion in the first quarter of 2013 as compared to the prior-year period, Citi's operating expenses were $11.5 billion versus $11.6 billion in the prior-year period.

        Citicorp's expenses were $10.9 billion, down 2% from the prior-year period, largely reflecting lower legal and related expenses. Citicorp legal and related expenses were $66 million in the first quarter of 2013, compared to $378 million in the prior-year period and $735 million in the fourth quarter of 2012. Citi Holdings expenses increased 23% to $1.5 billion from the prior-year period, principally due to higher legacy legal and related expenses in the Special Asset Pool. Citi Holdings legal and related expenses were $644 million in the first quarter of 2013, compared to $167 million in the prior-year period and $551 million in the fourth quarter of 2012.

(1)
As used throughout this report, spread compression refers to the reduction in net interest revenue as a percentage of loans or deposits, as applicable, as driven by either lower yields on interest-earning assets or higher costs to fund such assets (or a combination thereof).

(2)
In the first quarter of 2012, Citi recorded a net pretax gain on minority investments of $477 million ($308 million after-tax), which included pretax gains of $1.1 billion and $542 million on the sales of Citi's remaining stake in Housing Development Finance Corporation Ltd. (HDFC) and its stake in Shanghai Pudong Development Bank (SPDB), respectively, offset by a pretax impairment charge relating to Akbank T.A.S. of $1.2 billion, all within Corporate/Other.

(3)
Citigroup's results of operations, excluding the impact of CVA/DVA and gains/(losses) on minority investments, are non-GAAP financial measures. Citi believes the presentation of its results of operations excluding the impact of CVA/DVA and gains/(losses) on minority investments provides a more meaningful depiction of the underlying fundamentals of its businesses impacted by these amounts.

(4)
For the impact of FX translation on first quarter of 2013 results of operations for each of EMEA Regional Consumer Banking (RCB), Latin America RCB, Asia RCB and Transaction Services, see the table accompanying the discussion of each respective business' results of operations below.

Credit Costs and Loan Loss Reserve Positions

        Citi's total provisions for credit losses and for benefits and claims of $2.5 billion declined 16% from the prior-year period. Net credit losses of $3.0 billion were down 25% from the first quarter of 2012. Consumer net credit losses declined 28% to $2.9 billion reflecting improvements in mortgages in Citi Holdings—Local Consumer Lending and North America Citi-branded cards and Citi retail services in Citicorp. Corporate net credit losses were $45 million in the first quarter of 2013, compared to a recovery of $83 million in first quarter of 2012.

        The net release of allowance for loan losses and unfunded lending commitments was $652 million in the first quarter of 2013, 44% lower than the prior-year period, with $662 million related to Consumer and the remainder in Corporate. Of the $652 million net reserve release, $301 million was attributable to Citicorp, compared to a $589 million release in the prior-year period. The decline in the Citicorp reserve release principally reflected lower releases in North America RCB. The $351 million net reserve release in Citi Holdings included a reserve release of $375 million related to North America mortgages, and was down from $576 million in the prior-year period, which included approximately $350 million of reserve releases related to previously deferred principal balances on modified mortgages recorded in Local Consumer Lending.

        Citigroup's total allowance for loan losses was $23.7 billion at quarter end, or 3.7% of total loans, compared to $29.0 billion, or 4.5%, at the end of the prior-year period. The decline in the total allowance for loan losses reflected asset sales, lower non-accrual loans, and overall continued improvement in the credit quality of Citi's loan portfolios.

        The Consumer allowance for loan losses was $20.9 billion, or 5.3% of total Consumer loans, at quarter end, compared to $26.0 billion, or 6.3% of total loans, at March 31, 2012. Total non-accrual assets decreased 9% to $11.1 billion as compared to March 31, 2012. Corporate non-accrual loans declined 16% to $2.5 billion, reflecting continued credit improvement. Consumer non-accrual loans declined 5%, to $8.1 billion, versus the prior-year period.

Capital

        Citigroup's Tier 1 Capital and Tier 1 Common ratios were 13.1% and 11.8% as of March 31, 2013, respectively, each reflecting the final U.S. market risk capital rules (Basel II.5) which became effective on January 1, 2013 (for additional information, see "Capital Resources and Liquidity—Capital Resources" below). Citi's estimated Tier 1 Common ratio under Basel III was 9.3% at the end of the first quarter of 2013, up from an estimated 8.7% at year-end 2012.(5)

Citicorp(6)

        Citicorp net income increased 17% from the prior-year period to $4.6 billion. CVA/DVA in Securities and Banking was $(310)  million ($(192) million after-tax), compared to $(1.4) billion ($(854) million after-tax) in the prior-year period. Excluding CVA/DVA and the gain on minority investments in the first quarter of 2012, Citicorp net income increased 7% from the prior-year period to $4.8 billion, as revenue growth, lower expenses and lower net credit losses were partially offset by lower loan loss reserve releases and a higher effective tax rate.

        Citicorp revenues, net of interest expense, were $19.6 billion in the first quarter of 2013, up 6% versus the prior-year period. Excluding CVA/DVA and the gain on minority investments in the first quarter of 2012, Citicorp revenues were $19.9 billion in the quarter, a 2% increase versus the prior-year period, as growth in Securities and Banking revenues was partially offset by a decline in Transaction Services revenues. Global Consumer Banking (GCB) revenues of $10.0 billion were flat versus the prior-year period, as were Corporate/Other revenues of $(7) million, excluding the gain on minority investments in the first quarter of 2012.

        North America RCB revenues of $5.1 billion declined 1% from the prior-year period, driven by a 3% decline in retail banking revenues with total cards revenues (Citi-branded cards and Citi retail services) flat versus the prior-year period. The decline in retail banking revenues was driven by spread compression, which more than offset growth in loans and deposits. North America RCB average retail loans of $43 billion grew 7% and average deposits of $164 billion grew 10%, both versus the prior-year period. Cards revenues remained flat, as improved net interest spreads were offset by lower average loans. Average card loans of $106 billion declined 4% versus the prior-year period, driven by increased payment rates resulting from ongoing consumer deleveraging, and card purchase sales of $54 billion were roughly flat. Citi retail services revenues were also negatively impacted by higher contractual partner payments due to the impact of improving credit trends. Quarter-over-quarter, revenues in North America RCB declined 4% due to lower mortgage gain on sale margins as well as seasonally lower cards revenues.

        International GCB revenues (consisting of Asia RCB, Latin America RCB and EMEA RCB) grew 1% versus the prior-year period as reported, and 3% on a constant dollar basis (excluding the impact of FX translation), driven by 6% revenue growth in Latin America RCB and 2% revenue growth in EMEA RCB. Asia RCB revenues declined by 1% versus the prior-year period, primarily reflecting ongoing spread compression in certain markets and the continued impact of regulatory actions in certain countries, most notably Korea. While international GCB revenues continued to reflect spread compression in certain markets, as well as the impact of regulatory changes, particularly in Asia, most underlying business metrics continued to improve. International GCB average retail loans increased 4% versus the prior-year period, investment sales grew 24%, average card loans grew 3%, and card purchase sales grew 7%,

(5)
Citi's estimated Basel III Tier 1 Common ratio and related metrics are non-GAAP financial measures. For additional information on Citi's estimated Basel III Tier 1 Common ratio, including the calculation of the ratio, see "Capital Resources and Liquidity—Capital Resources" below.

(6)
Citicorp includes Citi's three operating businesses—Global Consumer Banking, Securities and Banking and Transaction Services—as well as Corporate/Other. See "Citicorp" below for additional information on the results of operations for each of the businesses in Citicorp.

although average deposits declined 1%, all excluding the impact of FX translation.

        Securities and Banking revenues were $7.0 billion in the first quarter of 2013, up 31% from the prior-year period, including the benefit of lower CVA/DVA. Excluding CVA/DVA, Securities and Banking revenues of $7.3 billion increased 8% from the prior-year period, as a decline in equity and fixed income markets revenues was more than offset by growth in investment banking and Private Bank revenues, as well as lower mark-to-market losses on hedges related to accrual loans in lending.

        Fixed income markets revenues of $4.6 billion, excluding CVA/DVA,(7) decreased 3% from the prior-year period as rates and currencies revenues declined from a strong performance in the prior-year period, partially offset by growth in credit-related and securitized product revenues. Equity markets revenues of $826 million in the first quarter of 2013, excluding CVA/DVA, declined 10% from the prior-year period, driven in part by lower volatility that impacted derivatives performance.

        Investment banking revenues rose 22% from the prior-year period to $1.1 billion, driven by higher revenues in all major products. Private Bank revenues of $629 million, excluding CVA/DVA, increased 5% from the prior-year period, driven by growth in North America and Asia. Lending revenues increased to $309 million from $12 million in the prior-year period, reflecting $(24) million mark-to-market losses on hedges related to accrual loans as credit spreads tightened during the first quarter of 2013 (compared to a $(344) million loss in the prior-year period). Excluding the mark-to-market impact on hedges related to accrual loans, lending revenues declined 7% to $333 million versus the prior year, primarily related to loan sale activity.

        Transaction Services revenues declined 4% on a reported basis to $2.6 billion versus the prior-year period, and declined 2% excluding the impact of FX translation. Treasury and Trade Solutions revenues declined 5% on a reported basis and 3% excluding the impact of FX translation as the impact of spread compression globally was only partially offset by loan and deposit growth. Securities and Fund Services revenues declined 1% on a reported basis, but increased 2% excluding the impact of FX translation, as higher settlement volumes and fees offset lower net interest spreads.

        Citicorp end of period loans increased 5% from the prior-year period to $539 billion, with 1% growth in Consumer loans and 9% growth in Corporate loans. Consumer loan growth was driven by 12% growth in Latin America RCB and 8% growth in EMEA RCB, partially offset by a 2% decline in North America RCB and flat end of period loans in Asia RCB.

Citi Holdings(8)

        During the first quarter of 2013, Citi made progress on its goal of reducing the negative impact of Citi Holdings on its overall results of operations. Citi Holdings net loss was $794 million in the first quarter of 2013, compared to a net loss of $1.0 billion in the first quarter of 2012. Excluding CVA/DVA,(9) Citi Holdings net loss decreased to $788 million compared to a net loss of $1.1 billion in the prior-year period, as growth in revenues and lower credit costs were partially offset by higher expenses. Expenses increased 23% from the prior-year period reflecting higher legal and related costs, principally recorded in the Special Asset Pool. Excluding legal and related costs, expenses declined 18% versus the prior-year period.

        Citi Holdings revenues increased 2% to $901 million from $882 million in the prior-year period. Excluding CVA/DVA, Citi Holdings revenues increased 15% to $910 million versus the prior-year period, as higher revenues in the Special Asset Pool were partially offset by a decline in Local Consumer Lending driven by the continued decline in loan balances.

        Special Asset Pool revenues, excluding CVA/DVA, were $(129) million in the first quarter of 2013, compared to $(482) million in the prior-year period, predominantly reflecting lower asset marks and lower funding costs. Local Consumer Lending revenues of $1.1 billion declined 20% from the prior year primarily due to the 21% decline in average assets. Brokerage and Asset Management revenues were $(17) million, compared to $(48) million in the prior year, reflecting lower funding costs given the decline in assets. Net interest revenues increased 6% to $753 million versus the prior-year period, driven by improvements in Special Asset Pool and Brokerage and Asset Management revenues reflecting lower funding costs partially offset by a decline in Local Consumer Lending reflecting the lower loan balances. Non-interest revenues, excluding CVA/DVA, were $157 million versus $85 million in the prior year, reflecting lower asset marks within the Special Asset Pool offset by lower revenues in Local Consumer Lending reflecting the declining assets as well as higher repurchase reserve builds.

        Citi Holdings end of period assets declined 29% from the prior year to $149 billion at the end of the first quarter of 2013. At the end of the quarter, Citi Holdings assets comprised approximately 8% of total Citigroup GAAP assets, 14% of risk-weighted assets (as defined under current regulatory guidelines), and 22% of estimated risk-weighted assets under Basel III. Local Consumer Lending continued to represent the largest segment within Citi Holdings, with $122 billion of assets as of the end of first quarter of 2013, of which approximately 70% or $86 billion were related to mortgages in North America real estate lending.

(7)
For the summary of CVA/DVA by business within Securities and Banking for the first quarter of 2013 and comparable periods, see "Citicorp—Institutional Clients Group" below.

(8)
Citi Holdings includes Local Consumer Lending, Special Asset Pool and Brokerage and Asset Management. See "Citi Holdings" below for additional information on the results of operations for each of the businesses in Citi Holdings.

(9)
CVA/DVA in Citi Holdings, recorded in the Special Asset Pool, was $(9) million in the first quarter of 2013, compared to $88 million in the prior-year period.

THIS PAGE INTENTIONALLY LEFT BLANK

 RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

Citigroup Inc. and Consolidated Subsidiaries
	First Quarter
			% Change
In millions of dollars, except per-share amounts and ratios	2013	2012
Net interest revenue	$11,884	$11,947	(1)%
Non-interest revenue	8,607	7,459	15

Total revenues, net of interest expense	$20,491	$19,406	6%
Operating expenses	12,398	12,319	1
Provisions for credit losses and for benefits and claims	2,540	3,019	(16)

Income from continuing operations before income taxes	$5,553	$4,068	37%
Income taxes	1,588	1,006	58

Income from continuing operations	$3,965	$3,062	29%
Income (loss) from discontinued operations, net of taxes(1)	(67)	(5)	NM

Net income before attribution of noncontrolling interests	$3,898	3,057	28%
Net income attributable to noncontrolling interests	90	126	(29)

Citigroup's net income	$3,808	$2,931	30%

Less:
Preferred dividends—Basic	$4	$4	—%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	72	54	33

Income allocated to unrestricted common shareholders for Basic EPS	$3,732	$2,873	30%
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to diluted EPS	—	4	NM

Income allocated to unrestricted common shareholders for diluted EPS	$3,732	$2,877	30%
Earnings per share
Basic
Income from continuing operations	1.25	0.98	28
Net income	1.23	0.98	26

Diluted
Income from continuing operations	$1.25	$0.96	30%
Net income	1.23	0.95	29
Dividends declared per common share	0.01	0.01	—

Statement continues on the next page, including notes to the table.

 SUMMARY OF SELECTED FINANCIAL DATA—Page 2

Citigroup Inc. and Consolidated Subsidiaries
	First Quarter
			% Change
In millions of dollars, except per-share amounts, ratios and direct staff	2013	2012
At March 31:
Total assets	$1,881,734	$1,944,423	(3)%
Total deposits	933,762	906,012	3
Long-term debt	234,326	311,079	(25)
Citigroup common stockholders' equity	190,222	181,508	5
Total Citigroup stockholders' equity	193,359	181,820	6
Direct staff (in thousands)	257	263	(2)

Ratios
Return on average assets	0.82%	0.62%
Return on average common stockholders' equity(3)	8.21	6.53
Return on average total stockholders' equity(3)	8.08	6.52
Efficiency ratio	61	63

Tier 1 Common(4)(5)	11.84%	12.50%
Tier 1 Capital(5)	13.09	14.26
Total Capital(5)	16.09	17.64
Leverage(6)	7.78	7.55

Citigroup common stockholders' equity to assets	10.11%	9.33%
Total Citigroup stockholders' equity to assets	10.28	9.35
Dividend payout ratio(2)	0.8	1.1
Book value per common share	62.51	61.90
Ratio of earnings to fixed charges and preferred stock dividends	2.26x	1.71x

(1)
Discontinued operations for the first quarter of 2013 includes a carve-out of Citi's liquid strategies business within Citi Capital Advisors, the sale of which is to occur pursuant to two separate transactions, the first of which closed in February 2013. Discontinued operations for the first quarters of 2013 and 2012 also reflect the sale of the Egg Banking PLC credit card business. For additional information, see Note 2 to the Consolidated Financial Statements.

(2)
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

(5)
First quarter of 2013 Basel I capital ratios reflect the final (revised) U.S. market risk capital rules (Basel II.5) that were effective on January 1, 2013.

(6)
The leverage ratio represents Tier 1 Capital divided by quarterly adjusted average total assets.

 SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME

	First Quarter
			% Change
In millions of dollars	2013	2012
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,113	$1,297	(14)%
EMEA	7	(13)	NM
Latin America	414	392	6
Asia	417	501	(17)

Total	$1,951	$2,177	(10)%

Securities and Banking
North America	$1,152	$187	NM
EMEA	445	514	(13)%
Latin America	312	324	(4)
Asia	446	311	43

Total	$2,355	$1,336	76%

Transaction Services
North America	$129	$126	2%
EMEA	223	300	(26)
Latin America	164	174	(6)
Asia	254	297	(14)

Total	$770	$897	(14)%

Institutional Clients Group	$3,125	$2,233	40%

Corporate/Other	$(322)	$(331)	3%

Total Citicorp	$4,754	$4,079	17%

CITI HOLDINGS
Brokerage and Asset Management	$(79)	$(137)	42%
Local Consumer Lending	(293)	(633)	54
Special Asset Pool	(417)	(247)	(69)

Total Citi Holdings	$(789)	$(1,017)	22%

Income from continuing operations	$3,965	$3,062	29%

Discontinued operations	$(67)	$(5)	NM
Net income attributable to noncontrolling interests	90	126	(29)%

Citigroup's net income	$3,808	$2,931	30%

NM Not meaningful

 CITIGROUP REVENUES

	First Quarter
			% Change
In millions of dollars	2013	2012
CITICORP
Global Consumer Banking
North America	$5,110	$5,166	(1)%
EMEA	368	369	—
Latin America	2,575	2,473	4
Asia	1,960	1,998	(2)

Total	$10,013	$10,006	—%

Securities and Banking
North America	$2,970	$1,442	NM
EMEA	1,873	1,959	(4)%
Latin America	770	723	7
Asia	1,365	1,218	12

Total	$6,978	$5,342	31%

Transaction Services
North America	$626	$639	(2)%
EMEA	861	873	(1)
Latin America	447	442	1
Asia	672	751	(11)

Total	$2,606	$2,705	(4)%

Institutional Clients Group	$9,584	$8,047	19%

Corporate/Other	$(7)	$471	NM

Total Citicorp	$19,590	$18,524	6%

CITI HOLDINGS
Brokerage and Asset Management	$(17)	$(48)	65%
Local Consumer Lending	1,056	1,324	(20)%
Special Asset Pool	(138)	(394)	65%

Total Citi Holdings	$901	$882	2%

Total Citigroup net revenues	$20,491	$19,406	6%

NM Not meaningful

 CITICORP

        Citicorp is Citigroup's global bank for consumers and businesses and represents Citi's core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network, including many of the world's emerging economies. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of its large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. At March 31, 2013, Citicorp had $1.7 trillion of assets and $868 billion of deposits, representing 92% of Citi's total assets and 93% of its deposits.

        Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of Regional Consumer Banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services). Citicorp also includes Corporate/Other.

	First Quarter
			% Change
In millions of dollars except as otherwise noted	2013	2012
Net interest revenue	$11,131	$11,238	(1)%
Non-interest revenue	$8,459	7,286	16

Total revenues, net of interest expense	$19,590	$18,524	6%

Provisions for credit losses and for benefits and claims
Net credit losses	$2,031	$2,221	(9)%
Credit reserve build (release)	(319)	(577)	45

Provision for loan losses	$1,712	$1,644	4%
Provision for benefits and claims	63	58	9
Provision for unfunded lending commitments	18	(12)	NM

Total provisions for credit losses and for benefits and claims	$1,793	$1,690	6%

Total operating expenses	$10,896	$11,102	(2)%

Income from continuing operations before taxes	$6,901	$5,732	20%
Provisions for income taxes	2,147	1,653	30

Income from continuing operations	$4,754	$4,079	17%
Income (loss) from discontinued operations, net of taxes	(67)	(5)	NM
Noncontrolling interests	85	124	(31)

Net income	$4,602	$3,950	17%

Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,733	$1,735	—%
Average assets	1,734	1,689	3
Return on average assets	1.08%	0.94%
Efficiency ratio (Operating expenses/Total revenues)	56%	60%
Total EOP loans	$539	$514	5
Total EOP deposits	868	843	3

NM Not meaningful

 GLOBAL CONSUMER BANKING

        Global Consumer Banking (GCB) consists of Citigroup's four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 3,916 branches in 39 countries around the world. For the quarter ended March 31, 2013, GCB had $400 billion of average assets and $330 billion of average deposits. Citi's strategy is to focus on the top 150 cities globally that it believes have the highest growth potential in consumer banking. Consistent with this strategy, as announced in the fourth quarter of 2012 as part of its repositioning efforts, Citi intends to optimize its branch footprint and further concentrate its presence in major metropolitan areas. As of March 31, 2013, Citi had consumer banking operations in approximately 120, or 80%, of these cities.

	First Quarter
			% Change
In millions of dollars except as otherwise noted	2013	2012
Net interest revenue	$7,356	$7,366	—%
Non-interest revenue	2,657	2,640	1

Total revenues, net of interest expense	$10,013	$10,006	—%

Total operating expenses	$5,340	$5,220	2%

Net credit losses	$1,992	$2,278	(13)%
Credit reserve build (release)	(342)	(734)	53
Provisions for unfunded lending commitments	15	(1)	NM
Provision for benefits and claims	63	58	9%

Provisions for credit losses and for benefits and claims	$1,728	$1,601	8%

Income from continuing operations before taxes	$2,945	$3,185	(8)%
Income taxes	994	1,008	(1)

Income from continuing operations	$1,951	$2,177	(10)%
Noncontrolling interests	5	1	NM

Net income	$1,946	$2,176	(11)%

Balance Sheet data (in billions of dollars)
Average assets	$400	$386	4%
Return on assets	1.97%	2.27%
Efficiency ratio	53%	52%
Total EOP assets	403	390	3
Average deposits	330	319	4
Net credit losses as a percentage of average loans	2.78%	3.19%

Revenue by business
Retail banking	$4,535	$4,549	—%
Cards(1)	5,478	5,457	—

Total	$10,013	$10,006	—%

Income from continuing operations by business
Retail banking	$726	$828	(12)%
Cards(1)	1,225	1,349	(9)

Total	$1,951	$2,177	(10)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$10,013	$10,006	—%
Impact of FX translation(2)	—	(71)

Total revenues—ex-FX	$10,013	$9,935	1%

Total operating expenses—as reported	$5,340	$5,220	2%
Impact of FX translation(2)	—	(63)

Total operating expenses—ex-FX	$5,340	$5,157	4%

Total provisions for LLR & PBC—as reported	$1,728	$1,601	8%
Impact of FX translation(2)	—	(19)

Total provisions for LLR & PBC—ex-FX	$1,728	$1,582	9%

Net income—as reported	$1,946	$2,176	(11)%
Impact of FX translation(2)	—	2

Net income—ex-FX	$1,946	$2,178	(11)%

(1)
Includes both Citi-branded cards and Citi retail services.

(2)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the current exchange rate for all periods presented.

NM
Not meaningful

 NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small to mid-size businesses in the U.S. NA RCB's approximate 980 retail bank branches as of March 31, 2013 are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, Dallas, Houston, San Antonio and Austin. As announced in the fourth quarter of 2012, as part of its repositioning efforts, Citi expects to optimize its branch network in North America and further concentrate its presence in major metropolitan areas. At March 31, 2013, NA RCB had approximately 12.2 million customer accounts, $43.1 billion of retail banking loans and $166.8 billion of deposits. In addition, NA RCB had approximately 101.2 million Citi-branded and Citi retail services credit card accounts, with $104.6 billion in outstanding card loan balances.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2013	2012
Net interest revenue	$4,152	$4,094	1%
Non-interest revenue	958	1,072	(11)

Total revenues, net of interest expense	$5,110	$5,166	(1)%

Total operating expenses	$2,429	$2,340	4%

Net credit losses	$1,255	$1,629	(23)%
Credit reserve build (release)	(370)	(841)	56
Provisions for benefits and claims	14	14	—
Provision for unfunded lending commitments	—	—	—

Provisions for credit losses and for benefits and claims	$899	$802	12%

Income from continuing operations before taxes	$1,782	$2,024	(12)%
Income taxes	669	727	(8)

Income from continuing operations	$1,113	$1,297	(14)%
Noncontrolling interests	—	—	—

Net income	$1,113	$1,297	(14)%

Balance Sheet data (in billions of dollars)
Average assets	$176	$169	4%
Return on average assets	2.56%	3.09%
Efficiency ratio	48%	45%
Average deposits	163.8	149.4	10
Net credit losses as a percentage of average loans	3.40%	4.32%

Revenue by business
Retail banking	$1,573	$1,629	(3)%
Citi-branded cards	2,026	2,046	(1)
Citi retail services	1,511	1,491	1

Total	$5,110	$5,166	(1)%

Income from continuing operations by business
Retail banking	$229	$334	(31)%
Citi-branded cards	448	592	(24)
Citi retail services	436	371	18

Total	$1,113	$1,297	(14)%

 1Q13 vs. 1Q12

        Net income decreased 14%, mainly driven by a $471 million reduction in loan loss reserve releases and higher expenses, partially offset by a $374 million reduction in net credit losses.

        Revenues decreased 1%, as higher volumes in retail banking were offset by significant continued spread compression. Cards spreads have started to recover but were offset by lower volumes.

        Retail banking revenues declined 3% despite a 26% increase in mortgage originations, 7% growth in average retail loans and 10% growth in average deposits. In addition, deposit mix improved as average checking balances increased 17%. However, these trends were offset by spread compression in both mortgage gain-on-sale margins, particularly in the retail channel, and in the deposit portfolio. Citi expects higher mortgage volumes to continue through the third quarter of 2013, but expects spread compression to continue to negatively impact revenues during the remainder of 2013.

        Cards revenues were flat, as improved net interest spreads, benefitting from both higher yields and lower funding costs, were offset by lower average loan balances. In Citi-branded cards, average loans declined 5% and net interest revenue declined 1%, reflecting continued increased payment rates resulting from consumer deleveraging, and purchase sales were flat. In Citi retail services, net interest revenues increased 5% due to improved spreads, partially offset by a 2% decline in average loans as well as declining non-interest revenues, driven by improving credit and the resulting impact on contractual partner payments. Citi expects cards revenues could continue to be negatively impacted by higher payment rates for consumers, reflecting ongoing economic uncertainty and deleveraging as well as Citi's shift to higher credit quality borrowers.

        Expenses increased 4%, primarily due to higher repositioning charges and higher volume-related mortgage origination costs, partially offset by efficiency savings.

        Provisions increased 12%, as lower net credit losses in the cards portfolio and in retail banking were offset by continued lower loan loss reserve releases ($370 million compared to $841 million in the prior-year period). Assuming no downturn in the U.S. economic environment, Citi believes credit trends have largely stabilized in the cards portfolios.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe, the Middle East and Africa. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. As part of Citi's previously announced repositioning efforts, since the fourth quarter of 2012, Citi closed its consumer branch network in Pakistan and announced it had agreed to sell its consumer operations in Romania and Turkey. At March 31, 2013, EMEA RCB had 222 retail bank branches with 3.9 million customer accounts, $5.2 billion in retail banking loans and $13.1 billion in deposits. In addition, the business had 2.8 million Citi-branded card accounts with $2.8 billion in outstanding card loan balances.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2013	2012
Net interest revenue	$246	$253	(3)%
Non-interest revenue	122	116	5%

Total revenues, net of interest expense	$368	$369	—%

Total operating expenses	$344	$359	(4)%

Net credit losses	$29	$29	—%
Credit reserve build (release)	(11)	(5)	NM
Provision for unfunded lending commitments	1	(1)	NM

Provisions for credit losses	$19	$23	(17)%

Income from continuing operations before taxes	$5	$(13)	NM
Income taxes (benefits)	(2)	—	—%

Income (loss) from continuing operations	$7	$(13)	NM
Noncontrolling interests	3	1	NM

Net income (loss)	$4	$(14)	NM

Balance Sheet data (in billions of dollars)
Average assets	$10	$9	11%
Return on average assets	0.16%	(0.63)%
Efficiency ratio	93%	97%
Average deposits	13.0	12.5	4
Net credit losses as a percentage of average loans	1.47%	1.62%

Revenue by business
Retail banking	$215	$216	—%
Citi-branded cards	153	153	—

Total	$368	$369	—%

Income (loss) from continuing operations by business
Retail banking	$(8)	$(26)	69%
Citi-branded cards	15	13	15%

Total	$7	$(13)	NM

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$368	$369	—%
Impact of FX translation(1)	—	(8)

Total revenues—ex-FX	$368	$361	2%

Total operating expenses—as reported	$344	$359	(4)%
Impact of FX translation(1)	—	(8)

Total operating expenses—ex-FX	$344	$351	(2)%

Provisions for credit losses—as reported	$19	$23	(17)%
Impact of FX translation(1)	—	—

Provisions for credit losses—ex-FX	$19	$23	(17)%

Net income (loss)—as reported	$4	$(14)	NM
Impact of FX translation(1)	—	1

Net income (loss)—ex-FX	$4	$(13)	NM

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

 1Q13 vs. 1Q12

        Net income of $4 million compared to a net loss of $14 million in the prior-year period and was mainly due to lower operating expenses and higher loan loss reserve releases.

        Revenues increased 2%, with growth across the major products due to higher volumes, partially offset by losses resulting from the sale of Citi's consumer operations in Romania. Net interest revenue was flat, as spread compression was offset by growth in average deposits of 5%, average retail loans of 14% and average cards loans of 1%. Interest rate caps on credit cards, particularly in Poland, the continued liquidation of a higher yielding non-strategic retail banking portfolio and the continued low interest rate environment were the main contributors to the lower spreads. Citi expects spread compression to continue to negatively impact revenues in this business during the remainder of 2013. Non-interest revenue increased 7%, mainly reflecting higher investment fees and card fees due to increased sales volume, partially offset by a loss on the sale of certain businesses. Cards purchase sales increased 8% and investment sales increased 13%.

        Expenses declined 2%, primarily due to efficiency savings and lower repositioning charges, partially offset by continued investment spending on new internal operating platforms.

        Provisions decreased $4 million due to higher loan loss reserve releases. Net credit losses were flat and reflected stabilizing credit quality and the move toward lower-risk customers. Assuming the underlying core portfolio continues to grow during the remainder of 2013, Citi believes credit costs in EMEA RCB could begin to rise.

 LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (Latin America RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second-largest bank, with over 1,700 branches. As part of Citi's previously announced repositioning efforts, since the fourth quarter of 2012, Citi sold its Paraguay consumer business and closed 14 retail branches in Brazil. At March 31, 2013, Latin America RCB had 2,139 retail branches, with approximately 31.6 million customer accounts, $30.3 billion in retail banking loans and $49.1 billion in deposits. In addition, the business had approximately 12.9 million Citi-branded card accounts with $14.9 billion in outstanding loan balances.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2013	2012
Net interest revenue	$1,731	$1,691	2%
Non-interest revenue	844	782	8

Total revenues, net of interest expense	$2,575	$2,473	4%

Total operating expenses	$1,439	$1,371	5%

Net credit losses	$502	$430	17%
Credit reserve build	36	113	(68)
Provision for benefits and claims	49	44	11%

Provisions for loan losses and for benefits and claims (LLR & PBC)	$587	$587	—

Income from continuing operations before taxes	$549	$515	7%
Income taxes	135	123	10

Income from continuing operations	$414	$392	6%
Noncontrolling interests	2	—	—

Net income	$412	$392	5%

Balance Sheet data (in billions of dollars)
Average assets	$86	$82	5%
Return on average assets	1.94%	1.92%
Efficiency ratio	56%	55%
Average deposits	46.4	46.0	1
Net credit losses as a percentage of average loans	4.62%	4.31%

Revenue by business
Retail banking	$1,547	$1,474	5%
Citi-branded cards	1,028	999	3

Total	$2,575	$2,473	4%

Income from continuing operations by business
Retail banking	$248	$216	15%
Citi-branded cards	166	176	(6)

Total	$414	$392	6%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$2,575	$2,473	4%
Impact of FX translation(1)	—	(38)

Total revenues—ex-FX	$2,575	$2,435	6%

Total operating expenses—as reported	$1,439	$1,371	5%
Impact of FX translation(1)	—	(31)

Total operating expenses—ex-FX	$1,439	$1,340	7%

Provisions for LLR & PBC—as reported	$587	$587	—%
Impact of FX translation(1)	—	(21)

Provisions for LLR & PBC—ex-FX	$587	$566	4%

Net income—as reported	$412	$392	5%
Impact of FX translation(1)	—	(1)

Net income—ex-FX	$412	$391	5%

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

 1Q13 vs. 1Q12

        Net income increased 5% as higher revenues were partially offset by higher operating expenses and credit costs.

        Revenues increased 6%, primarily due to growth in the region generally, and particularly in Mexico, mostly related to Mexico personal loans and credit cards, partially offset by spread compression. Average retail loans grew 15% and average card loans grew 7%, while average deposits grew 1%. Net interest revenue increased 4% due to increased volumes, partially offset by continued spread compression. Citi expects spread compression to continue to negatively impact revenues in this business during the remainder of 2013. Non-interest revenue increased 10%, primarily due to increased business volumes in the private pension fund and insurance businesses. Both card purchase sales and investment sales grew 9%. Despite the growth year-over-year, Citi expects volume growth could begin to slow, particularly in Mexico, due to slowing economic growth in the region. In addition, the Mexican government is considering various legislative reforms which could, among other things, require expanded lending requirements for banks, lower interest rates and reform the tax code. This legislation has not yet been proposed, and thus the impact on Citi's businesses in Mexico and/or on Banamex is not certain. For information on the potential impact from foreign exchange controls, see "Managing Global Risk—Cross-Border Risk" below.

        Expenses increased 7% on increased volume-related costs, mandatory salary increases in certain countries and higher transactional and marketing costs.

        Provisions increased 4%, primarily due to higher net credit losses, partially offset by lower loan loss reserve builds. Net credit losses increased, primarily in the Mexico card portfolios, reflecting both portfolio seasoning and volume growth. Citi believes that net credit losses in Latin America could trend higher in the second quarter of 2013, as these loan portfolios continue to mature, after which they are expected to trend slightly lower.

 ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in Korea, Australia, Singapore, Hong Kong, Taiwan, Japan, India, Malaysia and Indonesia. As part of Citi's previously announced repositioning efforts, since the fourth quarter of 2012, Citi closed 15 retail branches in Korea and 5 retail branches in Hong Kong. At March 31, 2013, Asia RCB had 574 retail branches, 16.9 million customer accounts, $69.4 billion in retail banking loans and $106.8 billion in deposits. In addition, the business had approximately 16.1 million Citi-branded card accounts with $19.4 billion in outstanding loan balances.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2013	2012
Net interest revenue	$1,227	$1,328	(8)%
Non-interest revenue	733	670	9

Total revenues, net of interest expense	$1,960	$1,998	(2)%

Total operating expenses	$1,128	$1,150	(2)%

Net credit losses	$206	$190	8%
Credit reserve build (release)	3	(1)	NM
Provision for unfunded lending commitments	14	—	—

Provisions for credit losses	$223	$189	18

Income from continuing operations before taxes	$609	$659	(8)%
Income taxes	192	158	22

Income from continuing operations	$417	$501	(17)%
Noncontrolling interests	—	—	—

Net income	$417	$501	(17)%

Balance Sheet data (in billions of dollars)
Average assets	$128	$126	2%
Return on average assets	1.32%	1.60%
Efficiency ratio	58%	58%
Average deposits	107.0	110.9	(4)
Net credit losses as a percentage of average loans	0.94%	0.86%

Revenue by business
Retail banking	$1,200	$1,230	(2)%
Citi-branded cards	760	768	(1)

Total	$1,960	$1,998	(2)%

Income from continuing operations by business
Retail banking	$257	$304	(15)%
Citi-branded cards	160	197	(19)

Total	$417	$501	(17)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$1,960	$1,998	(2)%
Impact of FX translation(1)	—	(25)

Total revenues—ex-FX	$1,960	$1,973	(1)%

Total operating expenses—as reported	$1,128	$1,150	(2)%
Impact of FX translation(1)	—	(24)

Total operating expenses—ex-FX	$1,128	$1,126	—

Provisions for credit losses—as reported	$223	$189	18%
Impact of FX translation(1)	—	2

Provisions for credit losses—ex-FX	$223	$191	17%

Net income—as reported	$417	$501	(17)%
Impact of FX translation(1)	—	2

Net income—ex-FX	$417	$503	(17)%

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

 1Q13 vs. 1Q12

        Net income decreased 17%, primarily due to a higher effective tax rate (see "Income Taxes" below) as well as higher credit costs and lower revenues.

        Revenues declined 1%, due to lower net interest revenue, partially offset by higher non-interest revenue. Net interest revenue declined 7%, primarily driven by the ongoing spread compression and lack of volume growth. Average retail deposits declined 2%, partly reflecting an outflow to investment products. Spread compression continued to reflect the low interest environment and ongoing regulatory changes in the region, particularly in Korea as well as in Indonesia, Taiwan and Australia. Spread compression and regulatory changes in the region are expected to continue to have an adverse impact on cards revenue. Non-interest revenue increased 12%, reflecting a 45% increase in investment sales, due to favorable market conditions, and an increase in Citi-branded cards purchase sales. Most underlying business metrics continued to improve in Asia RCB, with a 5% increase in cards purchase sales (7% increase excluding Korea) and flat average retail loans (10% increase excluding Korea).

        Expenses were flat, as efficiency savings were offset by higher volume-related growth and increased investment spending, including investments in China cards.

        Provisions increased 17%, reflecting higher net credit losses, primarily due to increases in Korea consumer and Australia cards. Despite this increase year-over-year, overall credit quality in the region continued to show strength, and Citi believes that net credit losses in Asia RCB should generally remain stable, with increases in line with portfolio growth.

 INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading of loans and securities, institutional brokerage, underwriting, lending and advisory services. ICG's international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At March 31, 2013, ICG had approximately $1.1 trillion of assets and $524 billion of deposits.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2013	2012
Commissions and fees	$1,179	$1,141	3%
Administration and other fiduciary fees	694	696	—
Investment banking	1,085	811	34
Principal transactions	2,415	1,916	26
Other	359	(405)	NM

Total non-interest revenue	$5,732	$4,159	38%
Net interest revenue (including dividends)	3,852	3,888	(1)

Total revenues, net of interest expense	$9,584	$8,047	19%

Total operating expenses	$4,988	$5,087	(2)%

Net credit losses	$39	$(58)	NM
Provision (release) for unfunded lending commitments	3	(11)	NM
Credit reserve build	23	158	(85)%

Provisions for credit losses	$65	$89	(27)%

Income from continuing operations before taxes	$4,531	$2,871	58%
Income taxes	1,406	638	NM

Income from continuing operations	$3,125	$2,233	40%
Noncontrolling interests	50	60	(17)

Net income	$3,075	$2,173	42%

Average assets (in billions of dollars)	$1,070	$1,018	5%
Return on average assets	1.17%	0.86%
Efficiency ratio	52%	63%

Revenues by region
North America	$3,596	$2,081	73%
EMEA	2,734	2,832	(3)
Latin America	1,217	1,165	4
Asia	2,037	1,969	3

Total revenues	$9,584	$8,047	19%

Income from continuing operations by region
North America	$1,281	$313	NM
EMEA	668	814	(18)%
Latin America	476	498	(4)
Asia	700	608	15

Total income from continuing operations	$3,125	$2,233	40%

Average loans by region (in billions of dollars)
North America	$91	$76	20%
EMEA	53	51	4
Latin America	38	34	12
Asia	60	60	—

Total average loans	$242	$221	10%

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

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2013	2012
Net interest revenue	$2,437	$2,339	4%
Non-interest revenue	4,541	3,003	51

Total revenues, net of interest expense	$6,978	$5,342	31%

Total operating expenses	$3,564	$3,701	(4)

Net credit losses	$35	$(60)	NM
Provision (release) for unfunded lending commitments	3	(17)	NM
Credit reserve build	34	135	(75)

Provisions for credit losses	$72	$58	24%

Income before taxes and noncontrolling interests	$3,342	$1,583	NM
Income taxes	987	247	NM

Income from continuing operations	$2,355	$1,336	76%
Noncontrolling interests	44	56	(21)

Net income	$2,311	$1,280	81%

Average assets (in billions of dollars)	$926	$884	5%
Return on average assets	1.01%	0.58%
Efficiency ratio	51%	69%

Revenues by region
North America	$2,970	$1,442	NM
EMEA	1,873	1,959	(4)%
Latin America	770	723	7
Asia	1,365	1,218	12

Total revenues	$6,978	$5,342	31%

Income from continuing operations by region
North America	$1,152	$187	NM
EMEA	445	514	(13)%
Latin America	312	324	(4)
Asia	446	311	43

Total income from continuing operations	$2,355	$1,336	76%

Securities and Banking revenue details (excluding CVA/DVA)
Total investment banking	$1,063	$872	22%
Fixed income markets	4,623	4,781	(3)
Equity markets	826	916	(10)
Lending	309	12	NM
Private bank	629	598	5
Other Securities and Banking	(162)	(461)	65

Total Securities and Banking revenues (ex-CVA/DVA)	$7,288	$6,718	8%

CVA/DVA	$(310)	$(1,376)	77%

Total revenues, net of interest expense	$6,978	$5,342	31%

NM Not meaningful

 1Q13 vs. 1Q12

        Net income increased 81%. Excluding $(310) million of CVA/DVA (see table below), net income increased 17%, primarily driven by an increase in revenues and a decline in expenses, partially offset by a higher effective tax rate (see "Income Taxes" below).

        Revenues increased 31%. Excluding CVA/DVA:

  •
  Revenues increased 8%, reflecting higher revenues in investment banking, partially offset by lower revenues in fixed income markets and equity markets. Overall, Citi's wallet share continued to improve during the quarter in most products, while maintaining what it believes to be a disciplined risk appetite for the market environment.

  •
  Fixed income markets revenues decreased 3%, reflecting lower performance in rates and currencies, partially offset by higher revenues in credit-related and securitized products. Rates and currencies were lower compared to a strong prior-year period that benefitted significantly from long-term refinancing operations (LTRO) activity in EMEA as well as lower volatility, partially offset by growth in credit-related and securitized products, particularly in North America, which experienced investor demand for yield. Equity markets revenues decreased 10% due to lower volatility that impacted derivatives performance. Cash equity client activity was relatively unchanged despite decreased industry volumes.

  •
  Investment banking revenues increased 22%, reflecting growth in all major products and wallet share gains in equity underwriting and advisory. Advisory revenues increased 84%, reflecting improved wallet share resulting from announced volumes during the second half of 2012.

  •
  Equity underwriting revenues increased 45%, primarily driven by improved wallet share and an increase in follow-on activity. Debt underwriting revenues rose 5%, driven by improvements in loan underwriting.

  •
  Lending revenues increased by $297 million, driven by lower mark-to-market losses on hedges related to accrual loans (see table below) as credit spreads tightened less in the first quarter of 2013 versus the prior-year period. Excluding lending hedges related to accrual loans, lending revenues decreased 7%, primarily related to loan sale activity.

  •
  Private Bank revenues increased 5%, driven mainly by growth in North America and Asia. Managed investments, deposits and lending all reflected improved performance.

        Expenses decreased 4%, primarily due to efficiency savings from ongoing re-engineering programs and lower legal and related expenses.

        Provisions increased 24% to $72 million, primarily reflecting higher net credit losses due to the absence of a net credit recovery in the prior-year period, partially offset by smaller reserve builds resulting from less portfolio growth.

	Three Months Ended
In millions of dollars	March 31, 2013	March 31, 2012
S&B CVA/DVA
Fixed Income Markets	$(293)	$(1,087)
Equity Markets	(16)	(283)
Private Bank	(1)	(6)

Total S&B CVA/DVA	$(310)	$(1,376)

S&B Hedges on Accrual Loans gain (loss)(1)	$(24)	$(344)

(1)
Hedges on S&B accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium cost of these hedges is included (netted against) the core lending revenues to reflect the cost of the credit protection.

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

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2013	2012
Net interest revenue	$1,415	$1,549	(9)%
Non-interest revenue	1,191	1,156	3

Total revenues, net of interest expense	$2,606	$2,705	(4)%
Total operating expenses	1,424	1,386	3
Provisions (releases) for credit losses	(7)	31	NM

Income before taxes and noncontrolling interests	$1,189	$1,288	(8)%
Income taxes	419	391	7
Income from continuing operations	770	897	(14)
Noncontrolling interests	6	4	50

Net income	$764	$893	(14)%

Average assets (in billions of dollars)	$144	$134	7%
Return on average assets	2.15%	2.68%
Efficiency ratio	55%	51%

Revenues by region
North America	$626	$639	(2)%
EMEA	861	873	(1)
Latin America	447	442	1
Asia	672	751	(11)

Total revenues	$2,606	$2,705	(4)%

Income from continuing operations by region
North America	$129	$126	2%
EMEA	223	300	(26)
Latin America	164	174	(6)
Asia	254	297	(14)

Total income from continuing operations	$770	$897	(14)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$2,606	$2,705	(4)%
Impact of FX translation(1)	—	(41)

Total revenues—ex-FX	$2,606	$2,664	(2)%

Total operating expenses—as reported	$1,424	$1,386	3%
Impact of FX translation(1)	—	(15)

Total operating expenses—ex-FX	$1,424	$1,371	4%

Net income—as reported	$764	$893	(14)%
Impact of FX translation(1)	—	(23)

Net income—ex-FX	$764	$870	(12)%

Key indicators (in billions of dollars)
Average deposits and other customer liability balances—as reported	$415	$377	10%
Impact of FX translation(1)	—	(1)

Average deposits and other customer liability balances—ex-FX	$415	$376	10%

EOP assets under custody(2) (in trillions of dollars)	$13.5	$12.5	8%

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

 1Q13 vs. 1Q12

        Net income decreased 14%, primarily reflecting lower revenues and higher expenses and a higher effective tax rate on international operations (see "Income Taxes" below).

        Revenues decreased 2% as higher deposit balances, trade loans and higher market volumes were more than offset by continued spread compression. Treasury and Trade Solutions revenues declined 3%, driven by spread compression globally, partially offset by continued growth in balances as average deposits increased 10% and average trade loans increased over 20%. Securities and Fund Services revenues increased 2%, as settlement volumes increased 5% and assets under custody increased 8%, partially offset by spread compression on deposits. Despite the underlying volume growth, Citi expects spread compression will continue to negatively impact Transaction Services revenues in the near term.

        Expenses increased 4%, primarily driven by volume-related growth, partially offset by efficiency savings.

        Average deposits and other customer liabilities increased 10%, driven by continued focused deposit building activities as well as continued market demand for U.S. dollar deposits (for additional information on Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below).

 CORPORATE/OTHER

        Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At March 31, 2013, this segment had approximately $280 billion of assets, or 15%, of Citigroup's total assets, consisting primarily of Citi's liquidity portfolio (approximately $83 billion of cash and cash equivalents and $143 billion of liquid available-for-sale securities, each as of March 31, 2013). For additional information, see "Balance Sheet Review" and "Capital Resources and Liquidity—Funding and Liquidity" below.

	First Quarter
			% Change
In millions of dollars	2013	2012
Net interest revenue	$(77)	$(16)	NM
Non-interest revenue	70	487	(86)%

Total revenues, net of interest expense	$(7)	$471	NM

Total operating expenses	$568	$795	(29)%
Provisions for loan losses and for benefits and claims	—	—	—

Loss from continuing operations before taxes	$(575)	$(324)	(77)%
Income taxes (benefits)	(253)	7	NM

Loss from continuing operations	$(322)	$(331)	3%
Loss from discontinued operations, net of taxes	(67)	(5)	NM

Net loss before attribution of noncontrolling interests	$(389)	$(336)	(16)%
Noncontrolling interests	30	63	(52)

Net loss	$(419)	$(399)	(5)%

NM Not meaningful

1Q13 vs. 1Q12

        The net loss increased by $19 million due to a decrease in revenues, partially offset by lower expenses.

        Revenues decreased $478 million, driven by the absence of the impact of minority investments in the prior-year period,(10) the impact of hedging activities and lower revenue from both sales of available-for-sale securities (AFS) and investment yields on Citi's treasury portfolio.

        Expenses decreased 29%, largely driven by lower legal and related costs, partially offset by higher repositioning charges.

(10)
In the first quarter of 2012, Citi recorded a net pretax gain on minority investments of $477 million ($308 million after-tax), which included pretax gains of $1.1 billion and $542 million on the sales of Citi's remaining stake in Housing Development Finance Corporation Ltd. (HDFC) and its stake in Shanghai Pudong Development Bank (SPDB), respectively, offset by a pretax impairment charge relating to Akbank T.A.S. of $1.2 billion.

 CITI HOLDINGS

        Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses and consists of Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.

        As of March 31, 2013, Citi Holdings assets were approximately $149 billion, a decrease of approximately 29% year-over-year and 4% from December 31, 2012. The decline in assets of $7 billion from December 31, 2012 was composed of approximately $2 billion of asset sales and business dispositions, $4 billion of run-off and pay-downs and $1 billion of charge-offs and fair value marks. As of March 31, 2013, Citi Holdings represented approximately 8% of Citi's GAAP assets, 14% of Citi's risk-weighted assets (as defined under current regulatory guidelines), and 22% of its estimated risk-weighted assets under Basel III.

	First Quarter
In millions of dollars, except as otherwise noted	2013	2012	% Change
Net interest revenue	$753	$709	6%
Non-interest revenue	148	173	(14)

Total revenues, net of interest expense	$901	$882	2%

Provisions for credit losses and for benefits and claims
Net credit losses	$930	$1,734	(46)%
Credit reserve build (release)	(347)	(550)	37

Provision for loan losses	$583	$1,184	(51)%
Provision for benefits and claims	168	171	(2)
Provision (release) for unfunded lending commitments	(4)	(26)	85

Total provisions for credit losses and for benefits and claims	$747	$1,329	(44)%

Total operating expenses	$1,502	$1,217	23%

Loss from continuing operations before taxes	$(1,348)	$(1,664)	19%
Benefits for income taxes	(559)	(647)	14

(Loss) from continuing operations	$(789)	$(1,017)	22%
Noncontrolling interests	5	2	NM

Citi Holdings net loss	$(794)	$(1,019)	22%

Balance sheet data (in billions of dollars)
Average assets	$153	$223	(31)%
Total EOP assets	$149	$209	(29)
Total EOP loans	108	134	(19)
Total EOP deposits	66	63	5

NM Not meaningful

 BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM) primarily consists of Citi's remaining investment in, and assets related to, the Morgan Stanley Smith Barney joint venture (MSSB). At March 31, 2013, BAM had approximately $9 billion of assets, or approximately 6% of Citi Holdings assets, of which approximately $8 billion related to MSSB. At March 31, 2013, the MSSB assets were composed of an approximate $4.7 billion equity investment and $3 billion of other MSSB financing (consisting of approximately $2 billion of preferred stock and $1 billion of loans). For information on the agreement entered into with Morgan Stanley regarding MSSB on September 11, 2012, see Citigroup's Current Report on Form 8-K filed with the SEC on September 11, 2012 and Note 12 to the Consolidated Financial Statements. See also "Capital Resources and Liquidity—Funding and Liquidity—Deposits" for a discussion of the deposits associated with MSSB. The remaining assets in BAM consist of other retail alternative investments.

	First Quarter
In millions of dollars, except as otherwise noted	2013	2012	% Change
Net interest revenue	$(84)	$(131)	36%
Non-interest revenue	67	83	(19)

Total revenues, net of interest expense	$(17)	$(48)	65%

Total operating expenses	$105	$157	(33)%

Net credit losses	$—	$—	—%
Credit reserve build (release)	—	(1)	100
Provisions for loan losses	$—	$(1)	100%

Loss from continuing operations before taxes	$(122)	$(204)	40%
Income tax benefits	(43)	(67)	36

Loss from continuing operations	$(79)	$(137)	42%
Noncontrolling interests	5	1	NM

Net loss	$(84)	$(138)	39%

EOP assets (in billions of dollars)	$9	$26	(65)%
EOP deposits (in billions of dollars)	57	55	4

NM Not meaningful

1Q13 vs. 1Q12

        The net loss in BAM decreased 39% to $84 million, primarily due to an increase in revenues and lower expenses.

        Revenues increased $31 million to $(17) million, driven by lower funding costs due to a 65% decline in assets year-over-year. The revenue increase was also due to an increase in the equity contribution from MSSB during the current quarter, partially offset by lower transition services revenues associated with MSSB.

        Expenses decreased 33%, driven by lower costs related to transition services provided to MSSB and lower legal and related costs.

 LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL) includes a substantial portion of Citigroup's North America mortgage business (see "North America Consumer Mortgage Lending" below), CitiFinancial North America (consisting of the OneMain and CitiFinancial Servicing businesses), remaining student loans and credit card portfolios, and other local consumer finance businesses globally (including Western European cards and retail banking and Japan Consumer Finance). At March 31, 2013, LCL consisted of approximately $122 billion of assets (with approximately $114 billion in North America), or approximately 82% of Citi Holdings assets, and thus represents the largest segment within Citi Holdings. The North America assets primarily consist of residential mortgages (residential first mortgages and home equity loans), which stood at $86 billion as of March 31, 2013.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2013	2012
Net interest revenue	$840	$929	(10)%
Non-interest revenue	216	395	(45)

Total revenues, net of interest expense	$1,056	$1,324	(20)%

Total operating expenses	$825	$997	(17)%

Net credit losses	$920	$1,752	(47)%
Credit reserve build (release)	(325)	(520)	38
Provision for benefits and claims	168	171	(2)

Provisions for credit losses and for benefits and claims	$763	$1,403	(46)%

Loss from continuing operations before taxes	$(532)	(1,076)	51%
Benefits for income taxes	(239)	(443)	46

Loss from continuing operations	$(293)	$(633)	54%
Noncontrolling interests	—	1	(100)

Net loss	$(293)	$(634)	54%

Balance sheet data (in billions of dollars)
Average assets	$124	$157	(21)%
EOP assets	$122	$147	(17)%
Net credit losses as a percentage of average loans	3.37%	5.31%

1Q13 vs. 1Q12

        The net loss decreased by 54%, driven mainly by the improved credit environment primarily in North America mortgages.

        Revenues decreased 20%, with a decline in both net interest and non-interest revenues. The decline in net interest revenue was driven by lower loan balances due to continued asset sales, divestitures and run-off, partly offset by lower funding costs. The decline in non-interest revenue was driven by lower asset levels and a higher residential mortgage repurchase reserve build. The repurchase reserve build in the current quarter was $225 million, compared to $185 million in the prior-year period (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties" below).

        Expenses decreased 17%, driven by lower volumes and divestitures as well as lower legal and related costs, which declined 27% due to lower independent foreclosure review charges as a result of the previously announced foreclosure review settlement (see "Managing Global Risk—Credit Risk—Independent Foreclosure Review Settlement" in Citigroup's 2012 Annual Report on Form 10-K).

        Provisions decreased 46%, driven primarily by the improved credit environment in North America mortgages, lower volumes and divestitures. Net credit losses decreased by 47%, driven by improved credit performance as well as the impact of $370 million of incremental charge-offs in the prior-year period related to previously deferred principal balances on modified mortgages associated with anticipated forgiveness of principal in connection with the national mortgage settlement. Net credit losses in the current quarter included $76 million related to the national mortgage settlement. Citi expects that net credit losses in LCL will continue to be impacted by Citi's fulfillment of the terms of the national mortgage settlement through the second quarter of 2013 (see "Managing Global Risk—Credit Risk—National Mortgage Settlement" below). Thereafter, net credit losses in LCL will likely continue to be impacted as Citi completes its mortgage assistance obligations under the independent foreclosure review settlement, which is currently estimated to result in $30 to $40 million of quarterly net credit losses during the remainder of 2013 (see "Managing Global Risk—Credit Risk—Independent Foreclosure Review Settlement" in Citigroup's 2012 Annual Report on Form 10-K).

        Excluding the incremental charge-offs arising from the previously deferred balances on modified mortgages in the prior-year period, net credit losses in LCL would have declined 33%, with net credit losses in North America mortgages decreasing by 33%, other portfolios in North America by 25% and international by 50%. These declines were driven by lower overall asset levels, the sale of current and delinquent loans as well as underlying credit improvements. Loan loss reserve releases were 38% lower, primarily due to the release in the prior-year period related to the previously deferred principal balances on modified mortgages. Excluding this prior year release, loan loss reserve releases were 91% higher, driven by a loan loss reserve release of approximately $375 million related to the North America mortgage portfolio.

        Average assets declined 21%, driven by asset sales and portfolio run-off, including declines of $16 billion in North America mortgage loans and $7 billion in international assets.

 Payment Protection Insurance

        As previously disclosed, over the past several years Citi, along with other financial institutions in the UK, has been subject to an increased number of claims relating to the sale of payment protection insurance products (PPI). For additional information, see "Citi Holdings—Local Consumer Lending—Payment Protection Insurance" in Citi's 2012 Annual Report on Form 10-K.

        During the first quarter of 2013, Citi continued its pilot program to contact proactively any customers who may have been mis-sold PPI after January 2005 and invite them to have their individual sale reviewed (Customer Contact Exercise). Citi expects to initiate the full Customer Contact Exercise during the second quarter of 2013. In addition, Citi continues the re-evaluation of PPI customer complaints that were reviewed and rejected prior to December 2010 to determine if, based on the current regulations for the assessment of PPI complaints, customers would have been entitled to redress.

        During the first quarter of 2013, Citi did not increase its PPI reserves and paid PPI claims totaling $46 million, all of which were charged against its reserves. At March 31, 2013, Citi's PPI reserve was $307 million.

 SPECIAL ASSET POOL

        The Special Asset Pool (SAP) consists of a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce over time through asset sales and portfolio run-off. SAP had approximately $18 billion of assets as of March 31, 2013, which constituted approximately 12% of Citi Holdings assets.

	First Quarter
			% Change
In millions of dollars, except as otherwise noted	2013	2012
Net interest revenue	$(3)	$(89)	97%
Non-interest revenue	(135)	(305)	56

Total revenues, net of interest expense	$(138)	$(394)	65%

Total operating expenses	$572	$63	NM

Net credit losses	$10	$(18)	NM
Credit reserve builds (releases)	(22)	(29)	24%
Provision (releases) for unfunded lending commitments	(4)	(26)	85

Provisions for credit losses	$(16)	$(73)	78%

Loss from continuing operations before taxes	$(694)	$(384)	(81)%
Income taxes (benefits)	(277)	(137)	NM

Net loss from continuing operations	$(417)	$(247)	(69)%
Noncontrolling interests	—	—	—

Net loss	$(417)	$(247)	(69)%

EOP assets (in billions of dollars)	$18	$36	(50)%

NM Not meaningful

1Q13 vs. 1Q12

        The net loss increased 69%, mainly driven by higher legal and related costs and higher credit costs, partially offset by an improvement in revenues.

        Revenues were $(138) million. CVA/DVA was $(9) million, compared to $88 million in the prior-year period. Excluding the impact of CVA/DVA, revenues in SAP were $(129) million, compared to $(482) million in the prior-year period. The improvement in revenues was driven by an improvement in non-interest revenue, primarily due to lower asset marks, as well as net interest revenues, due to lower funding costs.

        Expenses increased $509 million, primarily driven by higher legacy legal and related costs.

        Provisions were a benefit of $16 million, which represented a 78% decline from the prior-year period due to a $28 million increase in net credit losses and a decrease in the provision for unfunded lending commitments (a release of $4 million compared to a release of $26 million in the prior-year period).

        Assets declined 50% to $18 billion, primarily driven by sales, amortization and prepayments. Asset sales of $1.4 billion in the current quarter generated a pretax loss of $64 million, compared to asset sales of $2.2 billion and a pretax loss of $66 million in the prior-year period.

 BALANCE SHEET REVIEW

        The following sets forth a general discussion of the changes in certain of the more significant line items of Citi's Consolidated Balance Sheet. For additional information on Citigroup's liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see "Capital Resources and Liquidity—Funding and Liquidity" below.

In billions of dollars	March 31, 2013	December 31, 2012	March 31, 2012	1Q13 vs. 4Q12 Increase (decrease)	% Change	1Q13 vs. 1Q12 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$174	$139	$210	$35	25%	$(36)	(17)%
Federal funds sold and securities borrowed or purchased under agreements to resell	270	261	289	9	3	(19)	(7)
Trading account assets	308	321	307	(13)	(4)	1	—
Investments	305	312	297	(7)	(2)	8	3
Loans, net of unearned income and allowance for loan losses	623	630	619	(7)	(1)	4	1
Other assets	202	202	222	—	—	(20)	(9)

Total assets	$1,882	$1,865	$1,944	$17	1%	$(62)	(3)%

Liabilities
Deposits	$934	$931	$906	$3	—%	$28	3%
Federal funds purchased and securities loaned or sold under agreements to repurchase	222	211	226	11	5	(4)	(2)
Trading account liabilities	120	116	136	4	3	(16)	(12)
Short-term borrowings	48	52	56	(4)	(8)	(8)	(14)
Long-term debt	234	239	311	(5)	(2)	(77)	(25)
Other liabilities	129	125	125	4	3	4	3

Total liabilities	$1,687	$1,674	$1,760	$13	1%	$(73)	(4)%
Total equity	195	191	184	4	2	11	6

Total liabilities and equity	$1,882	$1,865	$1,944	$17	1%	$(62)	(3)%

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

        During the first quarter of 2013, cash and deposits with banks increased $35 billion, or 25%, driven by a $41 billion, or 40%, increase in deposits with banks offset by a $5 billion, or 15%, decrease in cash and due from banks. The growth in cash balances was driven by the overall reduction in loans, both as a result of the continued reduction of Citi Holdings assets as well as through customer repayment of credit card loan balances (which repayments are typically higher in the first quarter of the year following year-end holiday season spending patterns), net income generated during the first quarter of 2013 and growth in the U.S. deposit base (for additional information on Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below).

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)

        Federal funds sold consist of unsecured advances to third parties of excess balances in reserve accounts held at the Federal Reserve Bank. During the first quarter of 2013, Citi's federal funds sold were not significant.

        Reverse repos and securities borrowing transactions increased by $9 billion, or 3%, in the first quarter of 2013. The increase in the quarter was driven by increases in Securities and Banking, including client and market-driven changes in Prime Finance, as well as activity in Fixed Income finance.

        For further information regarding these balance sheet categories, see Notes 1 and 10 to the Consolidated Financial Statements.

Trading Account Assets

        Trading account assets includes debt and marketable equity securities, derivatives in a net receivable position, residual interests in securitizations and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value, such as certain loans and purchase guarantees, are also included in trading account assets.

        Trading account assets decreased $13 billion, or 4%, quarter-over-quarter, primarily due to decreases in foreign government securities ($4 billion, or 4%), equity securities ($3 billion, or 4%) and corporate debt securities ($2 billion, or 5%), partially offset by a $1 billion, or 1%, increase in derivative assets. Average trading account assets were $265 billion in the first quarter of 2013, compared to $256 billion in the fourth quarter of 2012. The changes in the end-of-period and average trading account asset levels reflected normal trading fluctuations in line with market movements during the quarter.

        For further information on Citi's trading account assets, see Notes 1 and 11 to the Consolidated Financial Statements.

Investments

        Investments consist of debt and equity securities that are available-for-sale, debt securities that are held-to-maturity, non-marketable equity securities that are carried at fair value and non-marketable equity securities carried at cost. Debt securities include bonds, notes and redeemable preferred stock, as well as certain mortgage-backed and asset-backed securities and other structured notes. Marketable and non-marketable equity securities carried at fair value include common and nonredeemable preferred stock. Nonmarketable equity securities carried at cost primarily include equity shares issued by the Federal Reserve Bank and the Federal Home Loan Banks that Citigroup is required to hold.

        During the first quarter of 2013, investments decreased $7 billion, or 2%, substantially all of which was due to a decrease in available-for-sale securities managed outside of North America resulting from a reduction in overseas deposits during the quarter.

        For further information regarding investments, see Notes 1 and 12 to the Consolidated Financial Statements.

Loans

        Loans represent the largest asset category of Citi's balance sheet. Citi's total loans (as discussed throughout this section, presented net of unearned income) were $646 billion at March 31, 2013, compared to $655 billion at December 31, 2012. Excluding the impact of FX translation, loans decreased 1% quarter-over-quarter. At the end of the first quarter 2013, Consumer and Corporate loans represented 61% and 39%, respectively, of Citi's total loans.

        In Citicorp, loans remained flat at $539 billion at quarter end, compared to $540 billion at the end of 2012, as underlying growth was offset by the seasonal repayment of credit card balances, as discussed above. Citicorp Corporate loans increased 2% while Citicorp Consumer loans were down 2% sequentially. The modest Corporate loan growth was driven by Transaction Services (up 2% sequentially), particularly from increased trade finance loan book in Asia, as well as growth in Securities and Banking Corporate lending (up 2% sequentially), including increases in the Private Bank and EMEA. The Consumer loan decline was driven by Global Consumer Banking, as declines in North America were partially offset by slight growth in Latin America. North America Consumer loans decreased by $6 billion, or 4%, driven by the seasonal credit card loan repayments and continued consumer de-leveraging.

        Citi Holdings loans declined 7% in the quarter, due to the continued run-off and asset sales in the portfolios.

        Year-over-year, Citicorp loans were up 5%, including 1% growth in Global Consumer Banking (excluding the impact of FX translation) and 10% growth in Institutional Clients Group (excluding the impact of FX translation). The year-over-year growth in the Consumer businesses was driven by increased lending in Latin America, while the increase in Corporate lending was experienced across segments and regions.

        During the first quarter of 2013, average loans of $646 billion yielded an average rate of 7.3%, compared to $650 billion and 7.3%, respectively, in the fourth quarter of 2012.

        For further information on Citi's loan portfolios, see generally "Managing Global Risk—Credit Risk" below and Notes 1 and 13 to the Consolidated Financial Statements.

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

        During the first quarter of 2013, other assets remained flat at $202 billion as a $3 billion increase in brokerage receivables was offset by a $3 billion decrease in other assets, each of which was driven by Citi's normal business operations.

        For further information regarding goodwill and intangible assets, see Note 15 to the Consolidated Financial Statements.

LIABILITIES

Deposits

        Deposits represent customer funds that are payable on demand or upon maturity. For a discussion of Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
        Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks from third parties. During the first quarter of 2013, Citi's federal funds purchased were not significant.

        Repos and securities lending transactions increased by $11 billion, or 5%, in the first quarter of 2013, primarily to fund the client and market-driven increase in reverse repos and securities borrowing transactions, as discussed above. For further information on Citi's secured financing transactions, including repos and securities lending transactions, see "Capital Resources and Liquidity—Funding and Liquidity" below. See also Notes 1 and 10 to the Consolidated Financial Statements for additional information on these balance sheet categories.

Trading Account Liabilities

        Trading account liabilities includes securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value.

        During the first quarter of 2013, trading account liabilities increased by $4 billion, or 3%, substantially all of which was due to an increase in short equity positions, which was aligned with the corresponding increase in securities borrowing transactions. Average trading account liabilities were $72 billion, compared to $68 billion in the fourth quarter of 2012, primarily due to higher average Institutional Clients Group volumes in the beginning of the quarter.

        For further information on Citi's trading account liabilities, see Notes 1 and 11 to the Consolidated Financial Statements.

Debt

        Debt is composed of both short-term and long-term borrowings. Short-term borrowings include commercial paper and borrowings from unaffiliated banks and other market participants. Long-term borrowings include senior notes, subordinated notes, trust preferred securities and securitizations. For further information on Citi's long-term and short-term debt borrowings, see "Capital Resources and Liquidity—Funding and Liquidity" below and Notes 1 and 16 to the Consolidated Financial Statements.

Other Liabilities

        Other liabilities consists of brokerage payables and other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, restructuring, unfunded lending commitments, and other matters).

        During the first quarter of 2013, other liabilities increased $4 billion, or 3%, primarily due to an increase in brokerage payables, driven by normal business fluctuations.

 SEGMENT BALANCE SHEET AT MARCH 31, 2013(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other, Discontinued Operations and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders' Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$19,252	$69,901	$83,511	$172,664	$1,713	$—	$174,377
Federal funds sold and securities borrowed or purchased under agreements to resell	5,346	264,001	—	269,347	1,079	—	270,426
Trading account assets	14,159	287,922	184	302,265	6,056	—	308,321
Investments	31,679	104,661	151,636	287,976	16,883	—	304,859
Loans, net of unearned income and
allowance for loan losses	278,011	246,472	—	524,483	98,154	—	622,637
Other assets	54,111	77,179	44,953	176,243	24,871	—	201,114

Total assets	$402,558	$1,050,136	$280,284	$1,732,978	$148,756	$—	$1,881,734

Liabilities and equity
Total deposits	$335,826	$523,459	$8,815	$868,100	$65,662	$—	$933,762
Federal funds purchased and securities loaned or sold under agreements to repurchase	6,729	215,323	—	222,052	1	—	222,053
Trading account liabilities	151	118,633	230	119,014	1,212	—	120,226
Short-term borrowings	162	44,466	3,247	47,875	318	—	48,193
Long-term debt	2,381	41,398	9,611	53,390	7,187	173,749	234,326
Other liabilities	20,956	78,597	18,405	117,958	9,877	—	127,835
Net inter-segment funding (lending)	36,353	28,260	237,996	302,609	64,499	(367,108)	—

Total liabilities	$402,558	$1,050,136	$278,304	$1,730,998	$148,756	$(193,359)	$1,686,395
Total equity	—	—	1,980	1,980	—	193,359	195,339

Total liabilities and equity	$402,558	$1,050,136	$280,284	$1,732,978	$148,756	$—	$1,881,734

(1)
The supplemental information presented in the table above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of March 31, 2013. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

(2)
Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within the Corporate/Other segment.

(3)
The total stockholders' equity and substantially all long-term debt of Citigroup resides in the Citigroup parent company Consolidated Balance Sheet. Citigroup allocates stockholders' equity and long-term debt to its businesses through inter-segment allocations as described above.

 CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is used principally to support assets in Citi's businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During the first quarter of 2013, Citi issued $575 million of noncumulative perpetual preferred stock, resulting in approximately $3.1 billion outstanding as of March 31, 2013 (see "Funding and Liquidity—Long-Term Debt" below).

        Citi has also previously augmented its regulatory capital through the issuance of subordinated debt underlying trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under the U.S. Basel III rules in accordance with the timeframe specified by The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) (see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards "in Citi's 2012 Annual Report on Form 10-K). Accordingly, Citi continues to redeem certain of its trust preferred securities (see "Funding and Liquidity—Long-Term Debt" below) in contemplation of such future phase out.

        Further, changes in regulatory and accounting standards as well as the impact of future events on Citi's business results, such as corporate and asset dispositions, may also affect Citi's capital levels.

        For additional information on Citi's capital resources, including an overview of Citigroup's capital management framework and regulatory capital standards, see "Capital Resources and Liquidity—Capital Resources" and "Risk Factors—Regulatory Risks" in Citigroup's 2012 Annual Report on Form 10-K.

Capital Ratios Under Current Regulatory Guidelines

        Citigroup is subject to the risk-based capital guidelines issued by the Federal Reserve Board which, as currently in effect, constitute the Basel I credit risk capital rules and, beginning January 1, 2013, also the final (revised) market risk capital rules (Basel II.5).

        Historically, capital adequacy has been measured, in part, based on two risk-based capital ratios, the Tier 1 Capital and Total Capital (Tier 1 Capital + Tier 2 Capital) ratios. Tier 1 Capital consists of the sum of "core capital elements," such as qualifying common stockholders' equity, as adjusted, qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying trust preferred securities, principally reduced by goodwill, other disallowed intangible assets, and disallowed deferred tax assets. Total Capital also includes "supplementary" Tier 2 Capital elements, such as qualifying subordinated debt and a limited portion of the allowance for credit losses. Both measures of capital adequacy are stated as a percentage of risk-weighted assets.

        In 2009, the U.S. banking regulators developed a new supervisory measure of capital termed "Tier 1 Common," which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying trust preferred securities.

        Citigroup's risk-weighted assets are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on balance sheet assets and the credit equivalent amount of certain off-balance-sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor or, if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and all foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital.

        Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. In addition, the Federal Reserve Board expects bank holding companies to maintain a minimum Leverage ratio of 3% or 4%, depending on factors specified in its regulations. The following table sets forth Citigroup's regulatory capital ratios as of March 31, 2013 and December 31, 2012:

	Mar. 31, 2013(1)	Dec. 31, 2012(2)
Tier 1 Common	11.84%	12.67%
Tier 1 Capital	13.09	14.06
Total Capital (Tier 1 Capital + Tier 2 Capital)	16.09	17.26
Leverage	7.78	7.48

(1)
Tier 1 Common, Tier 1 Capital, and Total Capital ratios are calculated based on Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(2)
Tier 1 Common, Tier 1 Capital, and Total Capital ratios are calculated based on Basel I credit risk and market risk capital rules.

        As indicated in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of March 31, 2013 and December 31, 2012.

 Components of Capital Under Current Regulatory Guidelines

In millions of dollars	March 31, 2013	December 31, 2012
Tier 1 Common Capital
Citigroup common stockholders' equity	$190,222	$186,487
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains on securities available-for-sale, net of tax(1)(2)	766	597
Less: Accumulated net unrealized losses on cash flow hedges, net of tax	(2,168)	(2,293)
Less: Pension liability adjustment, net of tax(3)	(5,016)	(5,270)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax(4)	(113)	18
Less: Disallowed deferred tax assets(5)	40,834	41,800
Less: Intangible assets:
Goodwill, net of related deferred tax liability (DTL)	23,903	24,170
Other disallowed intangible assets, net of related DTL	3,702	3,868
Other	(455)	(502)

Total Tier 1 Common Capital	$127,859	$123,095

Tier 1 Capital
Qualifying perpetual preferred stock	$3,137	$2,562
Qualifying trust preferred securities	9,488	9,983
Qualifying noncontrolling interests	874	892

Total Tier 1 Capital	$141,358	$136,532

Tier 2 Capital
Allowance for credit losses(6)	$13,646	$12,330
Qualifying subordinated debt(7)	18,553	18,689
Net unrealized pretax gains on available-for-sale equity securities(1)	199	135

Total Tier 2 Capital	$32,398	$31,154

Total Capital (Tier 1 Capital + Tier 2 Capital)	$173,756	$167,686

Risk-Weighted Assets

In millions of dollars	March 31, 2013(9)	December 31, 2012(10)
Credit Risk-Weighted Assets(8)	$933,716	$929,722
Market Risk-Weighted Assets	145,937	41,531

Total Risk-Weighted Assets	$1,079,653	$971,253	(11)

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

(2)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities which were previously transferred from AFS to HTM, and non-credit-related factors such as changes in interest rates and liquidity spreads for HTM securities with other than temporary impairment.

(3)
The Federal Reserve Board granted interim capital relief for the impact of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).

(4)
The impact of changes in Citigroup's own creditworthiness in valuing liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.

(5)
Of Citi's approximately $55 billion of net deferred tax assets at March 31, 2013, approximately $12 billion of such assets were not deducted in calculating regulatory capital pursuant to risk-based capital guidelines, while approximately $41 billion of such assets exceeded the limitation imposed by these guidelines and were deducted in arriving at Tier 1 Capital. Citi's approximately $2 billion of other net deferred tax assets primarily represented deferred tax assets related to the regulatory capital adjustments for the pension liability and cash flow hedges, offset by deferred tax liabilities related to the adjustments for goodwill and certain other intangible assets, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(6)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(7)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(8)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of approximately $64 billion for interest rate, commodity, and equity derivative contracts, foreign exchange contracts, and credit derivatives as of March 31, 2013, compared with approximately $62 billion as of December 31, 2012. Credit risk-weighted assets also include those deriving from certain other off-balance-sheet exposures, such as financial guarantees, unfunded lending commitments and letters of credit, and reflect deductions such as for certain intangible assets and any excess allowance for credit losses.

(9)
Risk-weighted assets as computed under Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(10)
Risk-weighted assets as computed under Basel I credit risk and market risk capital rules.

(11)
Total risk-weighted assets at December 31, 2012, including estimated market risk-weighted assets of approximately $169.3 billion assuming application of the final (revised) market risk capital rules (Basel II.5), would have been approximately $1.11 trillion.

 Basel II.5 and III

        In June 2012, the U.S. banking agencies released final (revised) market risk capital rules (Basel II.5), which became effective on January 1, 2013. At the same time, the U.S. banking agencies also released proposed Basel III rules, although the timing as to the finalization and effective date(s) of these rules is subject to ongoing uncertainty. For additional information regarding the proposed U.S. Basel III, as well as the final Basel II.5 rules, see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards" and "Risk Factors—Regulatory Risks" in Citigroup's 2012 Annual Report on Form 10-K.

        At March 31, 2013, Citi's estimated Basel III Tier 1 Common ratio was 9.3%, compared to an estimated 8.7% at December 31, 2012 (each based on total risk-weighted assets calculated under the proposed U.S. Basel III "advanced approaches," and including Basel II.5).(11) The increase in Citi's estimated Basel III Tier 1 Common ratio quarter-over-quarter was primarily due to quarterly net income and other improvements to Tier 1 Common Capital, including utilization of DTAs (see "Income Taxes" below) and certain net changes in Accumulated Other Comprehensive Income, as well as lower overall risk-weighted assets.

        Citi's estimated Basel III Tier 1 Common ratio is based on its understanding, expectations and interpretation of the proposed U.S. Basel III requirements, anticipated compliance with all necessary enhancements to model calibration and other refinements, as well as further regulatory clarity and implementation guidance in the U.S.

(11)
Citi's estimated Basel III Tier 1 Common ratio and its related components are non-GAAP financial measures. Citi believes this ratio and its components (the latter of which are presented in the table below) provide useful information to investors and others by measuring Citi's progress against expected future regulatory capital standards.

 Components of Tier 1 Common Capital and Risk-Weighted Assets Under Basel III

In millions of dollars	March 31, 2013	December 31, 2012
Tier 1 Common Capital(1)
Citigroup common stockholders' equity	$190,222	$186,487
Add: Qualifying noncontrolling interests	164	171
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax	(2,168)	(2,293)
Less: Cumulative change in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax	361	587
Less: Intangible assets:
Goodwill, net of related deferred tax liability (DTL)(2)	25,206	25,488
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTL	5,329	5,632
Less: Defined benefit pension plan net assets	498	732
Less: Securitization gains on sale	4	—
Less: Deferred tax assets (DTAs) arising from tax credit and net operating loss carryforwards	28,000	28,800
Less: Excess over 10%/15% limitations for other DTAs, certain common equity investments, and MSRs(3)	21,901	22,316

Total Tier 1 Common Capital	$111,255	$105,396

Total Risk-Weighted Assets(4)	$1,191,618	$1,206,153

(1)
Calculated based on the U.S. banking agencies proposed Basel III rules.

(2)
Includes goodwill "embedded" in the valuation of significant common stock investments in unconsolidated financial institutions.

(3)
Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

(4)
Calculated based on the proposed U.S. Basel III "advanced approaches" for determining risk-weighted assets, and including Basel II.5.

Common Stockholders' Equity

        As set forth in the table below, Citigroup's common stockholders' equity increased during the first quarter of 2013 by $3.7 billion to $190.2 billion, and represented 10% of total assets as of March 31, 2013.

In billions of dollars
Common stockholders' equity, December 31, 2012	$186.5
Citigroup's net income	3.8
Equity repurchases and employee benefit plan activities(1)	0.1
Net change in accumulated other comprehensive income (loss), net of tax	(0.2)

Common stockholders' equity, March 31, 2013	$190.2

(1)
For additional information, see "Unregistered Sales of Equity, Purchases of Equity Securities, Dividends" below.

Tangible Common Equity and Tangible Book Value Per Share

        Tangible common equity (TCE), as currently defined by Citigroup, represents common equity less goodwill and other intangible assets (other than mortgage servicing rights (MSRs)). Other companies may calculate TCE in a different manner. Citi's TCE was $159.3 billion at March 31, 2013 and $155.1 billion at December 31, 2012. The TCE ratio (TCE divided by risk-weighted assets) was 14.8% at March 31, 2013 and 16.0% at December 31, 2012.(12) The decline in the TCE ratio quarter-over-quarter was primarily due to a significant increase in market risk-weighted assets resulting from the adoption on January 1, 2013 of Basel II.5, offset in part by quarterly net income.

(12)
TCE, tangible book value per share and related ratios are non-GAAP financial measures that are used and relied upon by investors and industry analysts as capital adequacy metrics.

        A reconciliation of Citigroup's total stockholders' equity to TCE, and book value per share to tangible book value per share, as of March 31, 2013 and December 31, 2012, follows:

In millions of dollars or shares, except ratios and per share data	Mar. 31, 2013	Dec. 31, 2012
Total Citigroup stockholders' equity	$193,359	$189,049
Less:
Preferred stock	3,137	2,562

Common equity	$190,222	$186,487
Less:
Goodwill	25,474	25,673
Other intangible assets (other than MSRs)	5,457	5,697
Goodwill and other intangible assets (other than MSRs) related to assets for discontinued operations held for sale	2	32
Net deferred tax assets related to goodwill and other intangible assets	—	32

Tangible common equity (TCE)	$159,289	$155,053

Tangible assets
GAAP assets	$1,881,734	$1,864,660
Less:
Goodwill	25,474	25,673
Other intangible assets (other than MSRs)	5,457	5,697
Goodwill and other intangible assets (other than MSRs) related to assets for discontinued operations held for sale	2	32
Net deferred tax assets related to goodwill and other intangible assets	—	309

Tangible assets (TA)	$1,850,801	$1,832,949

Risk-weighted assets (RWA)	$1,079,653 (1)	$971,253 (2)

TCE/TA ratio	8.61%	8.46%

TCE/RWA ratio	14.75%	15.96%

Common shares outstanding (CSO)	3,042.9	3,028.9

Book value per share (common equity/CSO)	$62.51	$61.57
Tangible book value per share (TCE/CSO)	$52.35	$51.19

(1)
Risk-weighted assets as computed under Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(2)
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

        The following table sets forth the capital tiers and capital ratios under current regulatory guidelines for Citibank, N.A., Citi's primary subsidiary U.S. depository institution, as of March 31, 2013 and December 31, 2012:

In billions of dollars, except ratios	Mar. 31, 2013(1)	Dec. 31, 2012(2)
Tier 1 Common Capital	$119.4	$116.6
Tier 1 Capital	120.1	117.4
Total Capital
(Tier 1 Capital + Tier 2 Capital)	138.9	135.5

Tier 1 Common ratio	13.66%	14.12%
Tier 1 Capital ratio	13.74	14.21
Total Capital ratio	15.89	16.41
Leverage ratio	9.39	8.97

(1)
Risk-weighted assets as computed under Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(2)
Risk-weighted assets as computed under Basel I credit risk and market risk capital rules.

 Impact of Changes on Capital Ratios Under Current Regulatory Guidelines

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), as of March 31, 2013. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	0.9 bps	1.1 bps	0.9 bps	1.2 bps	0.9 bps	1.5 bps	0.6 bps	0.4 bps

Citibank, N.A.	1.1 bps	1.6 bps	1.1 bps	1.6 bps	1.1 bps	1.8 bps	0.8 bps	0.7 bps

Broker-Dealer Subsidiaries

        At March 31, 2013, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC's net capital rule, of $7.3 billion, which exceeded the minimum requirement by $6.6 billion.

        In addition, certain of Citi's other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's other broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2013.

 FUNDING AND LIQUIDITY

Overview

        Citi's funding and liquidity objectives are to maintain liquidity to fund its existing asset base as well as grow its core businesses in Citicorp, while at the same time maintain sufficient excess liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods. Citigroup's primary liquidity objectives are established by entity, and in aggregate, across three major categories:

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

  •
  Other Citibank and Banamex entities.

        At an aggregate level, Citigroup's goal is to ensure that there is sufficient funding in amount and tenor to ensure that customer assets are fully funded, as well as an appropriate amount of cash and high quality liquid assets(13) in these entities. The liquidity framework requires that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.

        Citi's primary sources of funding include (i) deposits via Citi's bank subsidiaries, which are Citi's most stable and lowest cost source of long-term funding, (ii) long-term debt (primarily senior and subordinated debt) issued at the non-bank level and certain bank subsidiaries, and (iii) stockholders' equity. These sources may be supplemented by short-term borrowings, primarily in the form of secured financing transactions (securities loaned or sold under agreements to repurchase, or repos).

        As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The key goal of Citi's asset/liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity to fund the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of high quality liquid assets which Citi generally refers to as its "liquidity resources," and is described further below.

(13)
As set forth in the table below, "high quality liquid assets" generally is defined as available cash at central banks and unencumbered liquid securities and is based on Citi's current interpretation of the definition of "high quality liquid assets" under the proposed Basel III Liquidity Coverage Ratio. See "Liquidity Measures" below.

 High Quality Liquid Assets

	Non-bank			Significant Citibank Entities			Other Citibank and Banamex Entities			Total
In billions of dollars	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012
Cash	$39.3	$33.2	$24.9	$53.6	$25.1	$99.6	$10.4	$11.2	$9.4	$103.3	$69.5	$133.9
Unencumbered liquid securities	24.0	33.7	67.6	169.2	173.0	135.8	79.3	83.5	83.3	272.5	290.2	286.7

Total	$63.3	$66.9	$92.5	$222.8	$198.1	$235.4	$89.7	$94.7	$92.7	$375.8	$359.7	$420.5

Note:
Amounts for the first quarter of 2013 and fourth quarter of 2012 are based on Citi's current interpretation of the definition of "high quality liquid assets" under the proposed Basel III Liquidity Coverage Ratio. Amounts for the first quarter of 2012 are based on Citi's prior internal view of its liquidity resources (available cash at central banks and unencumbered liquid securities); such amounts have not been adjusted due to immateriality.

All amounts in the table above are as of period-end and may increase or decrease intra-period in the ordinary course of business.

        As set forth in the table above, Citigroup's liquidity resources totaled approximately $375.8 billion at March 31, 2013, compared to $359.7 billion at December 31, 2012 and $420.5 billion at March 31, 2012. As previously disclosed, during the first half of 2012, Citi consciously maintained a higher liquidity position given uncertainties in both the global economic outlook and the pace of its balance sheet deleveraging. In the second half of 2012, due to the improving economic outlook in the markets in which it operates and its overall financial position at such time, Citi purposefully began to decrease its liquidity resources, primarily through long-term debt reductions and limiting deposit growth, as well as through increased lending to both Consumer and Corporate clients.

        As discussed in more detail below, this reduction in liquidity in turn contributed to a reduction in overall cost of funds, and thus improved Citi's net interest margin (see "Deposits" and "Market Risk—Interest Revenue/ Expense and Yields" below, respectively). Absent any unforeseen changes in the economic environment or otherwise, Citi expects its liquidity resources could further decrease modestly during the remainder of 2013, although reported amounts could increase or decrease quarter-to-quarter due to episodic deposit flows and other business driven cash flows.

        At March 31, 2013, Citigroup's non-bank liquidity resources totaled approximately $63.3 billion, compared to $66.9 billion at December 31, 2012 and $92.5 billion at March 31, 2012. These amounts include unencumbered liquid securities and cash held in Citi's U.S. and non-U.S. broker-dealer entities. The slight decrease in liquidity resources of Citi's non-bank entities quarter-over-quarter was primarily due to the continued repayment and runoff of long-term debt.

        Citigroup's significant Citibank entities had approximately $222.8 billion of liquidity resources as of March 31, 2013, compared to $198.1 billion at December 31, 2012 and $235.4 billion at March 31, 2012. The increase quarter-over-quarter was due to an increase in deposits as well as a reduction in Consumer loans, primarily due to the repayment of credit card loans as well as the continued reduction of Citi Holdings assets, as described under "Balance Sheet Review" above. As of March 31, 2013, the significant Citibank entities' liquidity resources included $53.6 billion of cash on deposit with major central banks (including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority) and other cash held in vaults, compared with $25.1 billion at December 31, 2012 and $99.6 billion at March 31, 2012. As discussed under "Balance Sheet Review" above, the increase in cash quarter-over-quarter was primarily driven by an overall reduction in loans (including the seasonal credit card repayments and overall reduction in Citi Holdings assets), growth in the U.S. deposit base (see "Deposits" below) and a slight reduction in liquid securities.

        The significant Citibank entities' liquidity resources as of March 31, 2013 also included unencumbered liquid securities that are available for sale, as collateral for secured financing through private markets or by pledging to the major central banks. The liquidity value of these securities was $169.2 billion at March 31, 2013 compared to $173.0 billion at December 31, 2012 and $135.8 billion at March 31, 2012.

        Citi estimates that its other Citibank and Banamex entities and subsidiaries held approximately $89.7 billion in liquidity resources as of March 31, 2013, compared to $94.7 billion at December 31, 2012 and $92.7 billion at March 31, 2012. The decrease quarter-over-quarter was primarily due to increased lending and limited deposit growth in those entities. The $89.7 billion as of March 31, 2013 included $10.4 billion of cash and $79.3 billion of unencumbered liquid securities.

        Citi's $375.8 billion of liquidity resources as of March 31, 2013 does not include additional potential liquidity in the form of Citigroup's borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $36 billion as of March 31, 2013 and is maintained by pledged collateral to all such banks. The liquidity resources shown above also do not include Citi's borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would also be in addition to the resources noted above.

        Moreover, in general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2013, the amount available for lending to these non-bank entities under Section 23A was approximately $17 billion (compared to approximately $15 billion at December 31, 2012), provided the funds are collateralized appropriately.

High Quality Liquid Assets—By Type

        The following table shows the composition of Citi's liquidity resources by type of asset as of each of the periods indicated. For securities, the amounts represent the liquidity value that could potentially be realized, and thus excludes any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions. As discussed above, the increase in cash quarter-over-quarter was primarily driven by an overall reduction in loans, growth in the U.S. deposit base and a slight reduction in liquid securities. The increase in cash was partially offset by a reduction in U.S. Treasury securities.

In billions of dollars	Mar 31, 2013	Dec. 31, 2012	Mar. 31, 2012
Cash	$103.3	$69.5	$133.9
U.S. Treasuries	79.9	93.2	67.2
U.S. Agencies/Agency MBS	61.7	62.8	79.4
Foreign Government(1)	119.8	120.8	131.9
Other Investment Grade	9.9	12.2	8.2
Contractual Committed Facilities from Central Banks	1.2	1.2	0.0

Total	$375.8	$359.7	$420.5

Note:
Amounts for the first quarter of 2013 and fourth quarter of 2012 are based on Citi's current interpretation of the definition of "high quality liquid assets" under the proposed Basel III Liquidity Coverage Ratio. Amounts for the first quarter of 2012 are based on Citi's prior internal view of its liquidity resources; such amounts have not been adjusted due to immateriality.

(1)
Foreign government also includes foreign government agencies, multinationals and foreign government guaranteed securities. Foreign government securities are held largely to support local liquidity requirements and Citi's local franchises and, as of March 31, 2013, principally included government bonds from Korea, Japan, Mexico, Brazil, Hong Kong, Singapore and Taiwan.

        Citi's liquidity resources are composed entirely of cash, securities positions and contractual committed facilities from the central banks. While Citi utilizes derivatives to manage the interest rate and currency risks related to the liquidity resources, credit derivatives are not used.

Deposits

        Deposits are the primary and lowest cost funding source for Citi's bank subsidiaries. As of March 31, 2013, approximately 78% of the liabilities of Citi's bank subsidiaries were deposits, compared to 78% as of December 31, 2012 and 76% as of March 31, 2012.

        The table below sets forth the end of period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012
Global Consumer Banking
North America	$166.8	$165.2	$153.5
EMEA	13.1	13.2	12.8
Latin America	49.1	48.6	46.1
Asia	106.8	110.0	110.7

Total	$335.8	$337.0	$323.1

ICG
Securities and Banking	$111.9	$114.4	$122.9
Transaction Services	411.6	408.7	393.3

Total	$523.5	$523.1	$516.2
Corporate/Other	8.8	2.5	3.5

Total Citicorp	$868.1	$862.6	$842.8
Total Citi Holdings	65.7	68.0	63.2

Total Citigroup Deposits (EOP)	$933.8	$930.6	$906.0

Total Citigroup Deposits (AVG)	$920.4	$928.9	$869.1

        Quarter-over-quarter, end-of-period deposits of $933.8 billion increased by $3.2 billion, or less than 1% (and increased 1% when adjusted for the impact of FX translation). U.S. deposits increased by $7 billion, or 2%, in the quarter, as growth in Corporate Treasury and Transaction Services deposits was offset by modest decreases in deposits in the Private Bank and Citi Holdings. This growth in U.S. deposits was offset by a $4 billion, or 1%, decline in international deposits. Excluding the impact of FX translation, international deposits increased by nearly $3 billion, driven by growth in Transaction Services which was partially offset by a slight decline in international GCB deposits. GCB deposits decreased by $1.2 billion quarter-over-quarter, as declines in Asia were partially offset by modest growth in North America retail deposits. ICG deposits were flat in the quarter, as a decline in Securities and Banking deposits (primarily driven by outflows in the Private Bank) was offset by an increase in Transaction Services.

        In connection with the Morgan Stanley Smith Barney joint venture (MSSB), Citi holds deposits related to MSSB customers. These deposits totaled approximately $57 billion as of March 31, 2013. As previously disclosed, pursuant to its agreement with Morgan Stanley, Citi is required to transfer, at the direction of Morgan Stanley, these deposits (at no premium) to Morgan Stanley, with the amount and timing of such transfer(s) dependent on the timing of Morgan Stanley's exercise of its remaining purchase options. Assuming Morgan Stanley were to exercise its option to purchase Citi's remaining 35% investment stake in MSSB, Citi currently expects an initial deposit transfer of approximately $18 billion, with the remaining deposit balances transferring over the subsequent two year period.

        During the first quarter of 2013, the composition of Citi's deposits continued to shift toward a greater proportion of operating balances. (Citi defines operating balances as checking and savings accounts for individuals, as well as cash management accounts for corporations. This compares to time deposits, where rates are fixed for the term of the deposit and which have generally lower margins). Citi believes that operating accounts are lower cost and more reliable deposits, and exhibit "stickier," or more retentive, behavior. Operating balances represented 80% of Citi's average total deposit base as of March 31, 2013, compared to 79% at December 31, 2012 and 76% at March 31, 2012.

        This continued shift to operating balances, combined with overall market conditions and prevailing interest rates, continued to reduce Citi's cost of deposits during the first quarter. Excluding the impact of FDIC assessments and deposit insurance, the average rate on Citi's total deposits was 0.58% at March 31, 2013, compared with 0.64% at December 31, 2012 and 0.76% at March 31, 2012.

        Deposits can be interest-bearing or non-interest-bearing. Of Citi's $934 billion of deposits as of March 31, 2013, $190 billion were non-interest-bearing, compared to $195 billion at March 31, 2012. The remainder, or $744 billion, was interest-bearing, compared to $736 billion at March 31, 2012.

        As of March 31, 2013, approximately 59% of Citi's deposits were located outside of the U.S., compared to 59% at December 31, 2012 and 61% at March 31, 2012.

Long-Term Debt

        Long-term debt (generally defined as original maturities of one year or more) continued to represent the most significant component of Citi's funding for its non-bank entities, or 38% of the funding for the non-bank entities as of March 31, 2013, compared to 40% at December 31, 2012 and 42% as of March 31, 2012. The vast majority of this funding is composed of senior term debt, along with subordinated instruments.

        Senior long-term debt includes benchmark notes and structured notes, such as equity- and credit-linked notes. Citi's issuance of structured notes is generally driven by customer demand and is not a significant source of liquidity for Citi. Structured notes frequently contain contractual features, such as call options, which can lead to an expectation that the debt will be redeemed earlier than one year, despite contractually scheduled original maturities greater than one year. As such, when considering the measurement of Citi's long-term "structural" liquidity, structured notes with these contractual features are not included (see footnote 1 to the "Long-Term Debt Issuances and Maturities" table below).

        Due to the expected phase-out of Tier 1 Capital treatment for trust preferred securities, on April 16, 2013, Citi redeemed four series of its outstanding trust preferred securities for an aggregate amount of approximately $3.0 billion. In anticipation of the changes in qualifying regulatory capital, Citi issued $575 million of perpetual preferred stock during the first quarter of 2013. For details on Citi's remaining outstanding trust preferred securities, as well as its long-term debt generally, see Note 16 to the Consolidated Financial Statements. See also "Capital Resources—Regulatory Capital Standards" in Citi's 2012 Annual Report on Form 10-K.

        Long-term debt is an important funding source for Citi's non-bank entities due in part to its multi-year maturity structure. The weighted average maturities of long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding trust preferred securities) was approximately 7.1 years as of March 31, 2013, compared to 7.2 years at December 31, 2012 and 6.9 years at March 31, 2012.

Long-Term Debt Outstanding

        The following table sets forth Citi's total long-term debt outstanding for the periods indicated:

In billions of dollars	March 31, 2013	December 31, 2012	March 31, 2012
Non-bank	$184.9	$188.3	$238.8
Senior/subordinated debt(1)	168.4	171.0	209.5
Trust preferred securities	9.6	10.1	16.0
Securitizations(1)(2)	0.3	0.4	4.0
Local country(1)	6.6	6.8	9.3

Bank	$49.4	$51.2	$72.3
Senior/subordinated debt	0.1	0.1	10.5
Securitizations(1)(2)	25.0	26.0	41.4
Local country and FHLB borrowings(1)(3)	24.3	25.1	20.4

Total long-term debt	$234.3	$239.5	$311.1

(1)
Includes structured notes in the amount of $26.0 billion, $27.5 billion and $25.8 billion for the first quarter of 2013, the fourth quarter of 2012 and the first quarter of 2012, respectively.

(2)
Of the approximate $25.3 billion of total bank and non-bank securitizations as of March 31, 2013, approximately $22.2 billion related to credit card securitizations, the vast majority of which is at the bank level.

(3)
Of this amount, approximately $16.3 billion related to collateralized advances from the FHLB as of March 31, 2013.

        As set forth in the table above, Citi's overall long-term debt decreased by approximately $5 billion during the first quarter of 2013. In the bank, the decrease was due to securitization run-off that was replaced with deposit growth. In the non-bank, the decrease was primarily due to debt maturities, trust preferred redemptions, and debt repurchases through tender offers or buybacks (see discussion below), partially offset by issuances. These reductions are in keeping with Citi's continued strategy to deleverage its balance sheet and lower its funding costs.

        As previously disclosed and as part of its liquidity and funding strategy, Citi has considered, and may continue to consider, opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases further decrease Citi's overall funding costs. During the first quarter of 2013, Citi repurchased an aggregate of approximately $2.1 billion of its outstanding long-term and short-term debt, primarily pursuant to selective public tender offers and open market purchases.

        While Citi expects to continue to reduce its outstanding long-term debt during the remainder of 2013, as it has previously indicated, such reductions will likely occur at a more moderate rate as compared to the significant decrease during 2012 (approximately $84 billion). These reductions could occur through maturities as well as continued repurchases, tender offers, redemptions and similar means. The reduction in Citi's overall long-term debt outstanding generally corresponds with the continued run-off in Citi Holdings assets as well as modest use of Citi's liquidity resources. Generally, reductions in Citi's long-term debt will reflect the funding needs of its businesses, and will also be dependent on the economic environment as well as any potential new regulatory changes, such as prescribed levels of debt required to be maintained by Citi pursuant to the U.S. banking regulators orderly liquidation authority (for additional information, see "Risk Factors—Regulatory Risks" in Citi's 2012 Annual Report on Form 10-K).

Long-Term Debt Issuances and Maturities

        The table below details Citi's long-term debt issuances and maturities (including repurchases) during the periods presented:

	1Q 2013		4Q 2012		1Q 2012
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Structural long-term debt(1)	$6.4	$8.2	$22.2	$2.3	$15.1	$7.0
Local country level, FHLB and other(2)	2.8	1.1	$4.4	1.7	1.9	0.7
Securitizations	0.9	0.0	$9.2	0.0	6.2	0.0

Total	$10.1	$9.3	$35.8	$4.0	$23.2	$7.7

(1)
Citi defines structural long-term debt as its long-term debt (original maturities of one year or more), excluding certain structured debt, such as equity-linked and credit-linked notes, with early redemption features effective within one year. Issuances and maturities of these notes are included in this table in "Local country level, FHLB and other." See footnote 2 below. Structural long-term debt is a non-GAAP measure. Citigroup believes that the structural long-term debt measure provides useful information to its investors as it excludes long-term debt that could in fact be redeemed by the holders thereof within one year.

(2)
As referenced above, "other" includes long-term debt not considered structural long-term debt relating to certain structured notes. The amounts of issuances included in this line, and thus excluded from "structural long-term debt," were $0.4 billion, $0.8 billion and $0.4 billion in the first quarter of 2013, fourth quarter of 2012 and first quarter of 2012, respectively. The amounts of maturities included in this line, and thus excluded from "structural long-term debt," were $1.6 billion, $0.7 billion and $0.4 billion, in the first quarter of 2013, fourth quarter of 2012 and first quarter of 2012, respectively.

        The table below shows Citi's aggregate expected annual long-term debt maturities as of March 31, 2013:

		Expected Long-Term Debt Maturities as of March 31, 2013
In billions of dollars	2013(1)	2014	2015	2016	2017	2018	Thereafter	Total
Senior/subordinated debt(2)	$27.3	$24.1	$20.0	$15.8	$21.1	$8.3	$59.9	$176.5
Trust preferred securities	3.0	0.0	0.0	0.0	0.0	0.0	6.6	9.6
Securitizations	2.4	6.6	5.9	2.8	2.3	3.3	3.0	26.3
Local country and FHLB borrowings	14.0	6.3	3.7	4.6	1.2	0.1	2.1	32.0

Total long-term debt	$46.7	$37.0	$29.6	$23.2	$24.6	$11.7	$71.6	$244.4

(1)
Includes $10.1 billion of first quarter of 2013 maturities.

(2)
Includes certain structured notes, such as equity-linked and credit-linked notes, with early redemption features effective within one year. The amount and maturity of such notes included is as follows: $0.4 billion maturing in 2013; $0.6 billion in 2014; $0.6 billion in 2015; $0.5 billion in 2016; $0.4 billion in 2017; $0.3 billion in 2018; and $1.2 billion thereafter.

Secured Financing Transactions and Short-Term Borrowings

        As referenced above, Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured financing (securities loaned or sold under agreements to repurchase, or repos) and (ii) short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants. See Note 16 to the Consolidated Financial Statements for further information on Citigroup's and its affiliates' outstanding short-term borrowings.

Secured Financing

        Secured financing is primarily conducted through Citi's broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. As of March 31, 2013, approximately 38% of the funding for Citi's non-bank entities, primarily the broker-dealer, was from secured financings. Generally, changes in the level of secured financing are primarily due to fluctuations in inventory (either on an end-of-quarter or on an average basis).

        Secured financing was $222 billion as of March 31, 2013, compared to $211 as of December 31, 2012 and $226 billion as of March 31, 2012. The increase in secured financing quarter-over-quarter was primarily to fund the client and market-driven increase in reverse repos and securities borrowing transactions during the quarter (see "Balance Sheet Review—Assets" above).

        Average balances for secured financing were approximately $233 billion for the quarter ended March 31, 2013, compared to $230 for the quarter ended December 31, 2012 and $219 billion for the quarter ended March 31, 2012.

Commercial Paper

        The following table sets forth Citi's commercial paper outstanding for each of its non-bank entities and significant Citibank entities, respectively, for each of the periods indicated. Citi's commercial paper balances increased slightly quarter-over-quarter driven by a 5% increase in Citi's significant bank entities. Despite this slight increase quarter-over-quarter, Citi's funding mix has shifted away from short-term sources to deposits and long-term debt and equity.

In billions of dollars	Mar. 31, 2013	Dec. 31, 2012	Mar. 31, 2012
Commercial paper
Non-bank	$0.3	$0.4	$6.2
Bank	11.7	11.1	14.8

Total	$12.0	$11.5	$21.0

Other Short-Term Borrowings

        At March 31, 2013, Citi's other short-term borrowings, which includes borrowings from the FHLB and other market participants, were approximately $36 billion, compared with $41 billion at December 31, 2012 and $35 billion at March 31, 2012.

Liquidity Management, Measures and Stress Testing

        For a discussion of Citi's liquidity management and stress testing, see "Capital Resources and Liquidity—Funding and Liquidity—Liquidity Management, Measures and Stress Testing" in Citi's 2012 Annual Report on Form 10-K.

Liquidity Measures

        Citi uses multiple measures in monitoring its liquidity, including those described below.

        The structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, measures whether the asset base is funded by sufficiently long-dated liabilities. Citi's structural liquidity ratio remained stable at approximately 72% as of March 31, 2013.

        In addition, Citi believes it is currently in compliance with the proposed Basel III Liquidity Coverage Ratio (LCR), as amended by the Basel Committee on Banking Supervision on January 7, 2013 (the amended LCR guidelines), even though such ratio is not proposed to take full effect until 2019. Based on Citi's current interpretation of the amended LCR guidelines, Citi's estimated LCR was approximately 116% as of March 31, 2013, compared with approximately 116% at December 31, 2012 and 136% at March 31, 2012.(14) On a dollar basis, the 116% LCR represents additional liquidity of approximately $52 billion above the proposed minimum 100% LCR threshold. Citi's LCR may decrease modestly over time.

        The LCR is designed to ensure banks maintain an adequate level of unencumbered cash and highly liquid securities that can be converted to cash to meet liquidity needs under an acute 30-day stress scenario. Under the amended LCR guidelines, the LCR is to be calculated by dividing the amount of unencumbered cash and highly liquid, unencumbered government, government-backed and corporate securities by estimated net outflows over a stressed 30-day period. The net outflows are calculated by applying assumed outflow factors, prescribed in the amended LCR guidelines, to various categories of liabilities, such as deposits, unsecured and secured wholesale borrowings, unused commitments and derivatives-related exposures, partially offset by inflows from assets maturing within 30 days. The amended LCR requirements expanded the definition of liquid assets, and reduced outflow estimates for certain types of deposits and commitments.

(14)
Citi's estimated LCR is a non-GAAP financial measure. Citi believes this measure provides useful information to investors and others by measuring Citi's progress toward potential future expected regulatory liquidity standards. Citi's estimated LCR for all periods presented is based on its current interpretation, expectations and understanding of the proposed LCR calculation requirements and is necessarily subject to final regulatory clarity and rulemaking and other implementation guidance.

 Credit Ratings

        Citigroup's funding and liquidity, including its funding capacity, ability to access the capital markets and other sources of funds, as well as the cost of these funds, and its ability to maintain certain deposits, is partially dependent on its credit ratings. The table below indicates the ratings for Citigroup, Citibank, N.A. and Citigroup Global Markets Inc. (a broker-dealer subsidiary of Citigroup) as of March 31, 2013.

Debt Ratings as of March 31, 2013

	Citigroup Inc.		Citibank, N.A.		Citigroup Global Markets Inc.
	Senior debt	Commercial paper	Long- term	Short- term	Long- term
Fitch Ratings (Fitch)	A	F1	A	F1	NR
Moody's Investors Service (Moody's)	Baa2	P-2	A3	P-2	NR
Standard & Poor's (S&P)	A-	A-2	A	A-1	A

NR
Not rated.

Recent Credit Rating Developments

        On March 27, 2013, Moody's announced that it expects to update its bank holding company support assumptions by year-end 2013 for eight systemically important U.S. banking organizations, including Citi, whose ratings benefit from government support "uplift." Moody's believes there is a lower likelihood of government support for these eight firms in the event that the FDIC were to implement a "single entry receivership" approach under its orderly liquidation authority pursuant to Title II of The Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (see "Risk Factors—Regulatory Risks" in Citi's 2012 Annual Report on Form 10-K). Citigroup Inc.'s senior long-term debt rating receives two notches of uplift under Moody's current methodology.

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

        For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see "Risk Factors—Liquidity Risks" in Citi's 2012 Annual Report on Form 10-K.

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers

        As of March 31, 2013, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup's funding and liquidity due to derivative triggers by approximately $1.3 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

        In addition, as of March 31, 2013, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.'s funding and liquidity due to derivative triggers by approximately $3.0 billion.

        In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $4.3 billion (see also Note 19 to the Consolidated Financial Statements). As set forth under "High Quality Liquid Assets" above, the liquidity resources of Citi's non-bank entities were approximately $63 billion, and the liquidity resources of Citi's significant Citibank entities and other Citibank and Banamex entities were approximately $313 billion, for a total of approximately $376 billion as of March 31, 2013. These liquidity resources are available in part as a contingency for the potential events described above.

        In addition, a broad range of mitigating actions are currently included in Citigroup's and Citibank, N.A.'s contingency funding plans. For Citigroup, these mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, adjusting the size of select trading books and collateralized borrowings from Citi's significant bank subsidiaries. Mitigating actions available to Citibank, N.A. include, but are not limited to, selling or financing highly liquid government securities, tailoring levels of secured lending, adjusting the size of select trading books, reducing loan originations and renewals, raising additional deposits, or borrowing from the FHLB or central banks. Citi believes these mitigating actions could substantially reduce the funding and liquidity risk, if any, of the potential downgrades described above.

Citibank, N.A.—Additional Potential Impacts

        In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.'s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of March 31, 2013, Citibank, N.A. had liquidity commitments of approximately $19.0 billion to asset-backed commercial paper conduits. This included $11.7 billion of commitments to consolidated conduits and $7.3 billion of commitments to unconsolidated conduits (each as referenced in Note 18 to the Consolidated Financial Statements).

        In addition to the above-referenced liquidity resources of Citi's significant Citibank entities and other Citibank and Banamex entities, as well as the various mitigating actions previously noted, mitigating actions available to Citibank, N.A. to reduce the funding and liquidity risk, if any, of the potential downgrades described above, include repricing or reducing certain commitments to commercial paper conduits.

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

        The table below presents where a discussion of Citi's various off-balance-sheet arrangements may be found in this Form 10-Q. In addition, see "Significant Accounting Policies and Significant Estimates—Securitizations," as well as Notes 1, 22 and 27 to the Consolidated Financial Statements in Citigroup's 2012 Annual Report on Form 10-K.

Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 18 to the Consolidated Financial Statements.
Letters of credit, and lending and other commitments	See Note 22 to the Consolidated Financial Statements.
Guarantees	See Note 22 to the Consolidated Financial Statements.

 MANAGING GLOBAL RISK

        Citigroup believes that effective risk management is of primary importance to its overall operations. Accordingly, Citi's risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. These include credit, market and operational risks.

        Citigroup's risk management framework is designed to balance business ownership and accountability for risks with well-defined independent risk management oversight and responsibility. Further, the risk management organization is structured so as to facilitate the management of risk across three dimensions: businesses, regions and critical products.

        For more information on Citi's risk management, as well as a discussion of operational risk, see "Managing Global Risk" in Citigroup's 2012 Annual Report on Form 10-K. See also "Risk Factors" in Citi's 2012 Annual Report on Form 10-K.

 CREDIT RISK

Loans Outstanding

In millions of dollars	1st Qtr. 2013	4th Qtr. 2012	3rd Qtr. 2012	2nd Qtr. 2012	1st Qtr. 2012
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$120,768	$125,946	$128,737	$132,931	$136,325
Installment, revolving credit, and other	12,955	14,070	14,210	14,757	14,942
Cards	104,535	111,403	108,819	109,755	110,049
Commercial and industrial	5,386	5,344	5,042	4,668	4,796

	$243,644	$256,763	$256,808	$262,111	$266,112

In offices outside the U.S.
Mortgage and real estate(1)	$54,717	$54,709	$54,529	$53,058	$53,652
Installment, revolving credit, and other	34,020	33,958	34,094	33,125	33,802
Cards	39,522	40,653	39,671	38,721	39,319
Commercial and industrial	22,906	22,225	22,266	21,751	22,841
Lease financing	745	781	742	719	757

	$151,910	$152,326	$151,302	$147,374	$150,371

Total Consumer loans	$395,554	$409,089	$408,110	$409,485	$416,483
Unearned income	(378)	(418)	(358)	(358)	(380)

Consumer loans, net of unearned income	$395,176	$408,671	$407,752	$409,127	$416,103

Corporate loans
In U.S. offices
Commercial and industrial	$28,558	$26,985	$30,056	$24,889	$22,793
Loans to financial institutions	16,500	18,159	17,376	19,134	15,635
Mortgage and real estate(1)	25,576	24,705	24,221	23,239	21,859
Installment, revolving credit, and other	33,621	32,446	32,987	33,838	30,533
Lease financing	1,369	1,410	1,394	1,295	1,278

	$105,624	$103,705	$106,034	$102,395	$92,098

In offices outside the U.S.
Commercial and industrial	85,258	$82,939	$85,854	$87,347	$83,951
Installment, revolving credit, and other	14,733	14,958	16,758	17,001	15,341
Mortgage and real estate(1)	6,231	6,485	6,214	6,517	6,974
Loans to financial institutions	38,332	37,739	35,014	31,302	32,280
Lease financing	593	605	574	538	566
Governments and official institutions	$1,265	1,159	984	1,527	1,497

	$146,412	$143,885	$145,398	$144,232	$140,609

Total Corporate loans	$252,036	$247,590	$251,432	$246,627	$232,707
Unearned income	(848)	(797)	(761)	(786)	(788)

Corporate loans, net of unearned income	$251,188	$246,793	$250,671	$245,841	$231,919

Total loans—net of unearned income	$646,364	$655,464	$658,423	$654,968	$648,022
Allowance for loan losses—on drawn exposures	(23,727)	(25,455)	(25,916)	(27,611)	(29,020)

Total loans—net of unearned income and allowance for credit losses	$622,637	$630,009	$632,507	$627,357	$619,002
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	3.70%	3.92%	3.97%	4.25%	4.51%

Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	5.32%	5.57%	5.68%	6.04%	6.26%

Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	1.12%	1.14%	1.14%	1.23%	1.34%

(1)
Loans secured primarily by real estate.

(2)
All periods excludes loans which are carried at fair value.

 Details of Credit Loss Experience

In millions of dollars	1st Qtr. 2013	4th Qtr. 2012	3rd Qtr. 2012	2nd Qtr. 2012	1st Qtr. 2012
Allowance for loan losses at beginning of period	$25,455	$25,916	$27,611	$29,020	$30,115

Provision for loan losses
Consumer(1)(2)	$2,239	$2,933	$2,568	$2,499	$2,761
Corporate	56	(9)	(57)	86	67

	$2,295	$2,924	$2,511	$2,585	$2,828

Gross credit losses
Consumer
In U.S. offices(1)(2)	$2,367	$2,442	$3,297	$2,971	$3,516
In offices outside the U.S.	1,124	1,178	1,145	1,119	1,170
Corporate
In U.S. offices	20	58	47	104	37
In offices outside the U.S.	40	74	149	123	48

	$3,551	$3,752	$4,638	$4,317	$4,771

Credit recoveries
Consumer
In U.S. offices	$309	$297	$282	$369	$354
In offices outside the U.S.	266	292	298	299	294
Corporate
In U.S. offices	5	55	45	54	105
In offices outside the U.S.	10	42	34	19	63

	$590	$686	$659	$741	$816

Net credit losses
In U.S. offices(1)	$2,073	$2,148	$3,017	$2,652	$3,094
In offices outside the U.S.	888	918	962	924	861

Total	$2,961	$3,066	$3,979	$3,576	$3,955

Other—net(3)(4)(5)(6)(7)	$(1,062)	(319)	$(227)	$(418)	$32

Allowance for loan losses at end of period	$23,727	$25,455	$25,916	$27,611	$29,020

Allowance for loan losses as a % of total loans(8)	3.70%	3.92%	3.97%	4.25%	4.51%
Allowance for unfunded lending commitments(9)	$1,132	$1,119	$1,063	$1,104	$1,097

Total allowance for loan losses and unfunded lending commitments	$24,859	$26,574	$26,979	$28,715	$30,117

Net consumer credit losses(1)(2)	$2,916	$3,031	$3,862	$3,422	$4,038
As a percentage of average consumer loans	2.94%	2.96%	3.79%	3.35%	3.85%

Net corporate credit losses	$45	$35	$117	$154	$(83)
As a percentage of average corporate loans	0.02%	0.01%	0.05%	0.07%	(0.04)%

Allowance for loan losses at end of period(10)
Citicorp	$14,330	$14,623	$14,828	$15,387	$16,306
Citi Holdings	9,397	10,832	11,088	12,224	12,714

Total Citigroup	$23,727	$25,455	$25,916	$27,611	$29,020

Allowance by type
Consumer	$20,948	$22,679	$23,099	$24,639	$25,963
Corporate	2,779	2,776	2,817	2,972	3,057

Total Citigroup	$23,727	$25,455	$25,916	$27,611	$29,020

(1)
The third quarter of 2012 included approximately $635 million of incremental charge-offs related to Office of the Comptroller of the Currency (OCC) guidance regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. There was a corresponding approximately $600 million reserve release in the third quarter of 2012 specific to these mortgage loans. The fourth quarter of 2012 included a benefit to charge-offs of approximately $40 million related to finalizing the impact of the OCC guidance.

(2)
The first quarter of 2012 included approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages related to anticipated forgiveness of principal in connection with the national mortgage settlement. There was a corresponding approximately $350 million reserve release in the first quarter of 2012 specific to these charge-offs. See also "Credit Risk—National Mortgage Settlement" below.

(3)
The first quarter of 2013 includes a reduction of approximately $855 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $165 million related to a transfer to held-for-sale of a loan portfolio in Greece.

(4)
The fourth quarter of 2012 included a reduction of approximately $255 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(5)
The third quarter of 2012 included a reduction of approximately $300 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(6)
The second quarter of 2012 included a reduction of approximately $175 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $200 million related to the impact of FX translation.

(7)
The first quarter of 2012 included a reduction of approximately $145 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios.

(8)
March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012 exclude $5.0 billion, $5.3 billion, $5.4 billion, $5.1 billion and $4.7 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses (continued)

        The following table details information on Citi's allowance for loan losses, loans and coverage ratios as of March 31, 2013:

	March 31, 2013
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.9	$105.1	6.5%
North America mortgages(3)	7.8	120.0	6.5
North America other	1.2	21.1	5.8
International cards	2.8	39.4	7.2
International other(4)	2.2	109.6	2.1

Total Consumer	$20.9	$395.2	5.3%
Total Corporate	2.8	251.2	1.1

Total Citigroup	$23.7	$646.4	3.7%

(1)
Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)
Includes both Citi-branded cards and Citi retail services. The $6.9 billion of loan loss reserves for North America cards as of March 31, 2013 represented approximately 17 months of coincident net credit loss coverage.

(3)
Of the $7.8 billion, approximately $7.5 billion was allocated to North America mortgages in Citi Holdings. The $7.8 billion of loans loss reserves for North America mortgages as of March 31, 2013 represented approximately 36 months of coincident net credit loss coverage.

(4)
Includes mortgages and other retail loans.

	December 31, 2012
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$7.3	$112.0	6.5%
North America mortgages(3)	8.6	125.4	6.9
North America other	1.5	22.1	6.8
International cards	2.9	40.7	7.0
International other(4)	2.4	108.5	2.2

Total Consumer	$22.7	$408.7	5.6%
Total Corporate	2.8	246.8	1.1

Total Citigroup	$25.5	$655.5	3.9%

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

Non-Accrual Loans and Assets and Renegotiated Loans

        The following pages include information on Citi's "Non-Accrual Loans and Assets" and "Renegotiated Loans." There is a certain amount of overlap among these categories. The following summary provides a general description of each category:

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

Non-Accrual Loans and Assets

        The table below summarizes Citigroup's non-accrual loans as of the periods indicated. As summarized above, non-accrual loans are loans in which the borrower has fallen behind in interest payments or, for Corporate and Consumer (commercial market) loans, where Citi has determined that the payment of interest or principal is doubtful and therefore considered impaired. Corporate and Consumer (commercial market) non-accrual loans may still be current on interest payments. In situations where Citi reasonably expects that only a portion of the principal owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income.

 Non-Accrual Loans

In millions of dollars	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
Citicorp	$4,235	$4,096	$4,090	$4,000	$4,175
Citi Holdings	$6,418	7,433	8,100	6,917	7,366

Total non-accrual loans (NAL)	$10,653	$11,529	$12,190	$10,917	$11,541

Corporate non-accrual loans(1)
North America	$1,007	$735	$900	$724	$1,017
EMEA	1,077	1,131	1,054	1,169	1,194
Latin America	116	128	151	209	263
Asia	304	339	324	469	499

Total corporate non-accrual loans	$2,504	$2,333	$2,429	$2,571	$2,973

Citicorp	$1,975	$1,909	$1,928	$2,014	$2,213
Citi Holdings	529	424	501	557	760

Total corporate non-accrual loans	$2,504	$2,333	$2,429	$2,571	$2,973

Consumer non-accrual loans(1)
North America(2)	$6,171	$7,148	$7,698	$6,403	$6,519
EMEA	263	380	379	371	397
Latin America	1,313	1,285	1,275	1,158	1,178
Asia	402	383	409	414	474

Total consumer non-accrual loans(2)	$8,149	$9,196	$9,761	$8,346	$8,568

Citicorp	$2,260	$2,187	$2,162	$1,986	$1,962
Citi Holdings(2)	5,889	7,009	7,599	6,360	6,606

Total consumer non-accrual loans(2)	$8,149	$9,196	$9,761	$8,346	$8,568

(1)
Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $566 million at March 31, 2013, $538 million at December 31, 2012, $533 million at September 30, 2012, $532 million at June 30, 2012, and $531 million at March 31, 2012.

(2)
The third quarter of 2012 includes an increase in Consumer non-accrual loans in North America of approximately $1.5 billion as a result of OCC guidance received in the quarter regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Of the $1.5 billion of such non-accrual loans, $1.3 billion was current as of September 30, 2012.

 Non-Accrual Loans and Assets (continued)

        The table below summarizes Citigroup's other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

In millions of dollars	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
OREO
Citicorp	$49	$49	$57	$57	$62
Citi Holdings	363	391	417	484	518

Total OREO	$412	$440	$474	$541	$580

North America	$286	$299	$315	$366	$392
EMEA	85	99	111	127	139
Latin America	39	40	48	48	48
Asia	2	2	—	—	1

Total OREO	$412	$440	$474	$541	$580

Other repossessed assets	$1	$1	$1	$2	$1

Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$2,504	$2,333	$2,429	$2,571	$2,973
Consumer non-accrual loans(1)	8,149	9,196	9,761	8,346	8,568

Non-accrual loans (NAL)	$10,653	$11,529	$12,190	$10,917	$11,541

OREO	412	440	474	541	580
Other repossessed assets	1	1	1	2	1

Non-accrual assets (NAA)	$11,066	$11,970	$12,665	$11,460	$12,122

NAL as a percentage of total loans	1.65%	1.76%	1.85%	1.67%	1.78%
NAA as a percentage of total assets	0.59	0.64	0.66	0.60	0.62
Allowance for loan losses as a percentage of NAL(2)	223	221	213	253	251

Non-accrual assets—Total Citigroup	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
Non-accrual loans (NAL)	$4,235	$4,096	$4,090	$4,000	$4,175
OREO	49	49	57	57	62
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$4,284	$4,145	$4,147	$4,057	$4,237

NAA as a percentage of total assets	0.25%	0.24%	0.24%	0.24%	0.24%
Allowance for loan losses as a percentage of NAL(2)	338	357	363	385	391

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(1)	$6,418	$7,433	$8,100	$6,917	$7,366
OREO	363	391	417	484	518
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$6,781	$7,824	$8,517	$7,401	$7,884

NAA as a percentage of total assets	4.55%	5.02%	4.98%	3.87%	3.77%
Allowance for loan losses as a percentage of NAL(2)	146	146	137	177	173

(1)
The third quarter of 2012 includes an increase in Consumer non-accrual loans of approximately $1.5 billion as a result of OCC guidance received in the quarter regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Of the $1.5 billion of such non-accrual loans, $1.3 billion was current as of September 30, 2012.

(2)
The allowance for loan losses includes the allowance for Citi's credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

N/A Not available at the Citicorp or Citi Holdings level.

 Renegotiated Loans

        The following table presents Citi's loans modified in TDRs.

In millions of dollars	Mar. 31, 2013	Dec. 31, 2012
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$174	$180
Mortgage and real estate(3)	78	72
Loans to financial institutions	17	17
Other	435	447

	$704	$716

In offices outside the U.S.
Commercial and industrial(2)	$137	$95
Mortgage and real estate(3)	58	59
Other	2	3

	$197	$157

Total Corporate renegotiated loans	$901	$873

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate(8)	$21,261	$22,903
Cards	3,373	3,718
Installment and other(9)	643	1,088

	$25,277	$27,709

In offices outside the U.S.
Mortgage and real estate	$850	$932
Cards	906	866
Installment and other	778	904

	$2,534	$2,702

Total Consumer renegotiated loans	$27,811	$30,411

(1)
Includes $415 million and $267 million of non-accrual loans included in the non-accrual assets table above at March 31, 2013 and December 31, 2012, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at March 31, 2013, Citi also modified $255 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at March 31, 2013, Citi also modified $2 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $3,799 million and $4,198 million of non-accrual loans included in the non-accrual assets table above at March 31, 2013 and December 31, 2012, respectively. The remaining loans are accruing interest.

(5)
Includes $37 million and $38 million of commercial real estate loans at March 31, 2013 and December 31, 2012, respectively.

(6)
Includes $262 million and $261 million of commercial loans at March 31, 2013 and December 31, 2012, respectively.

(7)
Smaller-balance homogeneous loans were derived from Citi's risk management systems.

(8)
Reduction quarter-over-quarter includes $1,924 million related to TDRs sold or transferred to held-for-sale.

(9)
Reduction quarter-over-quarter includes approximately $345 million related to TDRs sold or transferred to held-for-sale.

 North America Consumer Mortgage Lending

Overview

        Citi's North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. As of March 31, 2013, Citi's North America Consumer residential first mortgage portfolio totaled $84.4 billion, while the home equity loan portfolio was $35.6 billion. This compared to $88.2 billion and $37.2 billion of residential first mortgages and home equity loans as of December 31, 2012, respectively. Of the first mortgages at March 31, 2013, $53.5 billion were recorded in LCL within Citi Holdings, with the remaining $30.9 billion recorded in Citicorp. With respect to the home equity loan portfolio, $32.6 billion were recorded in LCL, with the remaining $3.0 billion in Citicorp.

        Citi's residential first mortgage portfolio included $8.4 billion of loans with FHA insurance or VA guarantees as of March 31, 2013, compared to $8.5 billion as of December 31, 2012. This portfolio consists of loans to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Credit losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.

        In addition, as of March 31, 2013, Citi's residential first mortgage portfolio included $1.5 billion of loans with origination LTVs above 80% (flat to the December 31, 2012 amount) which have insurance through mortgage insurance companies. As of March 31, 2013, the residential first mortgage portfolio also had $0.9 billion of loans subject to long-term standby commitments (LTSC) with U.S. government-sponsored entities (GSEs), compared to $1.0 billion as of December 31, 2012, for which Citi has limited exposure to credit losses. Citi's home equity loan portfolio also included $0.3 billion of loans subject to LTSCs with GSEs, compared to $0.4 billion at December 31, 2012, for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of loan origination defects.

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

        As of March 31, 2013, Citi's North America residential first mortgage portfolio contained approximately $7.1 billion of adjustable rate mortgages that are currently required to make a payment only of accrued interest for the payment period, or an interest-only payment, compared to $7.7 billion at December 31, 2012. The decline quarter-over-quarter resulted from conversions to amortizing loans of $307 million and repayments of $269 million, with the remainder primarily due to asset sales. Borrowers who are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers who have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio, and have exhibited significantly lower 30+ delinquency rates as compared with residential first mortgages without this payment feature. As such, Citi does not believe the residential mortgage loans with this payment feature represent substantially higher risk in the portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Residential First Mortgages

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's residential first mortgage portfolio in North America. Approximately 63% of Citi's residential first mortgage exposure arises from its portfolio within Citi Holdings—LCL.

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

(2)
The second quarter, third quarter, fourth quarter of 2012 and first quarter of 2013 included $22 million, $25 million, $32 million and $25 million, respectively, of charge-offs related to Citi's fulfillment of its obligations under the national mortgage settlement. Citi expects net credit losses in Citi Holdings to continue to be impacted by its fulfillment of the terms of the national mortgage settlement through the second quarter of 2013. See also "Citi Holdings—Local Consumer Lending" above and "National Mortgage Settlement" below.

(3)
The third quarter of 2012 included approximately $181 million of charge-offs related to OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. The fourth quarter of 2012 included approximately $10 million benefit to charge-offs related to finalizing the impact of the OCC guidance. Excluding these impacts, net credit losses would have been $0.47 billion in 3Q'12 and $0.39 billion in 4Q'12 for the Citigroup portfolio, and $0.44 billion in 3Q'12 and $0.38 billion in 4Q'12 for the Citi Holdings portfolio.

Note: For each of the tables above, past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

        Asset sales and, to a lesser extent, modification programs, continued to be the primary drivers of the overall improved asset performance within Citi's residential first mortgage portfolio in Citi Holdings during the periods presented above (excluding the impacts to net credit losses described in the notes to the tables above). In addition, in the first quarter of 2013, Citi observed fewer loans entering the 30-89 days past due delinquency bucket, which it attributes to the general improvement in the economic environment during the quarter.

        Citi sold approximately $1.0 billion of delinquent residential first mortgages during the first quarter of 2013, up from $0.6 billion in the fourth quarter of 2012. Since the beginning of 2010, Citi has sold approximately $10.6 billion of delinquent residential first mortgages.

        In addition, Citi modified approximately $0.4 billion of residential first mortgage loans during the first quarter of 2013, down from $0.5 billion in the fourth quarter of 2012, including loan modifications pursuant to the national mortgage settlement. (For additional information on Citi's residential first mortgage loan modifications, see Note 13 to the Consolidated Financial Statements.) Loan modifications under the national mortgage settlement have improved Citi's 30+ days past due delinquencies by approximately $407 million as of the end of the first quarter of 2013. While re-defaults of previously modified mortgages under the HAMP and Citi Supplemental Modification (CSM) programs continued to track favorably versus expectations as of March 31, 2013, Citi's residential first mortgage portfolio continued to show some signs of the impact of re-defaults of previously modified mortgages.

        Citi believes that its ability to reduce delinquencies or net credit losses in its residential first mortgage portfolio, due to any deterioration of the underlying credit performance of these loans, re-defaults, the lengthening of the foreclosure process (see "Foreclosures" below) or otherwise, pursuant to asset sales or modifications could be limited going forward as a result of the lower remaining inventory of loans to sell or modify or due to lack of market demand for asset sales. Citi has taken these trends and uncertainties, including the potential for re-defaults, into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below.

North America Residential First Mortgages—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's residential first mortgages as of March 31, 2013 and December 31, 2012.

	March 31, 2013					December 31, 2012
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$20.5	29%	1.6%	18%	733	$21.1	28%	2.1%	23%	730
NY/NJ/CT	11.6	16	3.2	7	727	11.8	16	4.0	8	723
IN/OH/MI	3.7	5	4.4	33	658	4.0	5	5.5	31	655
FL	3.5	5	6.2	37	681	3.8	5	8.1	43	676
IL	3.0	4	4.9	36	697	3.1	4	5.8	34	694
AZ/NV	1.8	2	3.8	45	706	1.9	3	4.8	50	702
Other	27.7	39	4.7	13	670	29.7	39	5.4	15	667

Total	$71.8	100%	3.6%	18%	699	$75.4	100%	4.4%	20%	695

Note: Totals may not sum due to rounding.

(1)
Certain of the states are included as part of a region based on Citi's view of similar home prices (HPI) within the region. New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

        As evidenced by the table above, Citi's residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York as the largest of the three states). The general improvement in refreshed LTV percentages at March 31, 2013 was primarily the result of improvements in HPI across substantially all metropolitan statistical areas, thereby increasing values used in the determination of LTV. Additionally, asset sales of high LTV loans during the first quarter of 2013 further reduced the amount of loans with greater than 100% LTV. To a lesser extent, modification programs involving principal forgiveness further reduced the loans in this category during the first quarter of 2013. While Citi's 90+ days past due delinquency rates for the states/regions above have improved, with the continued lengthening of the foreclosure process (see discussion under "Foreclosures" below) in all of these states and regions during the first quarter of 2013, Citi expects it could experience less improvement in the 90+ days past due delinquency rate in certain of these states and/or regions in the future.

Foreclosures

        The substantial majority of Citi's foreclosure inventory consists of residential first mortgages. As of March 31, 2013, approximately 1.5% (approximately $1.1 billion) of Citi's residential first mortgage portfolio was in Citi's foreclosure inventory (based on the dollar amount of loans in foreclosure inventory as of such date, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs), compared to 1.8% ($1.4 billion) as of December 31, 2012 and 2.3% ($2.2 billion) as of March 31, 2012.

        The decline in Citi's foreclosure inventory quarter-over-quarter and year-over-year continued to be due to delays associated with initiating new foreclosures caused by increased state requirements for foreclosure filings (e.g., extensive documentation, processing and filing requirements as well as states placing holds on foreclosures). Additionally, Citi's continued asset sales of delinquent first mortgages and Citi's continued efforts to work with borrowers pursuant to its loan modification programs, including under the national mortgage settlement, contributed to lower foreclosure volume.

        The foreclosure process remains stagnant across most states, driven primarily by the additional state requirements necessary to complete foreclosures referenced above as well as the continued lengthening of the foreclosure process. Citi continues to experience average timeframes to foreclosure that are two to three times longer than historical norms. Extended foreclosure timelines and the low number of loans moving into the foreclosure inventory resulted in Citi's aged foreclosure inventory (active foreclosures in process for two years or more) increasing to approximately 32% of Citi's total foreclosure inventory as of March 31, 2013 (compared to 29% at December 31, 2012 and 10% at March 31, 2012). Extended foreclosure timelines continue to be more pronounced in the judicial states (i.e., states that require foreclosures to be processed via court approval), where Citi has a higher concentration of residential first mortgages in foreclosure (see "North America Residential First Mortgages—State Delinquency Trends" above).

        Citi's servicing agreements associated with its sales of mortgage loans to the GSEs generally provide the GSEs with a high level of servicing oversight, including, among other things, timelines in which foreclosures or modification activities are to be completed. The agreements allow for the GSEs to take action against a servicer for violation of the timelines, which includes imposing compensatory fees. While the GSEs have not historically exercised their rights to impose compensatory fees, they have begun to do so on a regular basis. To date, the imposition of compensatory fees, as a result of the extended foreclosure timelines or otherwise, has not had a material impact on Citi.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans

        Citi's home equity loan portfolio consists of both fixed-rate home equity loans and loans extended under home equity lines of credit. Fixed-rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time with the payment of interest only and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan (the interest-only payment feature during the revolving period is standard for this product across the industry). Prior to June 2010, Citi's originations of home equity lines of credit typically had a 10-year draw period. Beginning in June 2010, Citi's originations of home equity lines of credit typically have a five-year draw period as Citi changed these terms to mitigate risk. After conversion, the home equity loans typically have a 20-year amortization period.

        As of March 31, 2013, Citi's home equity loan portfolio of $35.6 billion included approximately $21.1 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or "reset." The following chart sets forth these Revolving HELOCs and the year in which they reset, as well as certain FICO and combined loan-to-value (CLTV) characteristics of the portfolio:

Note:
Totals may not sum due to rounding.

•
Average refreshed FICO for Revolving HELOCs that will amortize between 2013-2014 was 720.

•
Average refreshed CLTV for Revolving HELOCs that will amortize between 2013-2014 was 69%.

•
Average refreshed FICO for Revolving HELOCs that will amortize between 2015-2017 was 722.

•
Average refreshed CLTV for Revolving HELOCs that will amortize between 2015-2017 was 86%.

        As indicated by the chart above, as of March 31, 2013, approximately only 3% of Citi's Revolving HELOCs had commenced amortization. Approximately 9% and 72% of the Revolving HELOCs will commence amortization during the periods 2013-2014 and 2015-2017, respectively. Based on the limited sample of Revolving HELOCs that has begun amortization, Citi has experienced marginally higher delinquency rates in its amortizing home equity loan portfolio as compared to its non-amortizing loan portfolio. However, these resets have occurred during a period of declining interest rates, which Citi believes has likely reduced the overall "payment shock" to the borrower. Citi continues to monitor this reset risk closely, particularly as it approaches 2015, and Citi will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management is reviewing additional actions to offset potential reset risk, such as extending offers to non-amortizing home equity loan borrowers to convert the non-amortizing home equity loan to a fixed-rate amortizing loan.

        As of March 31, 2013, the percentage of Citi's U.S. home equity loans in a junior lien position where Citi also owned or serviced the first lien was approximately 30%. However, for all home equity loans (regardless of whether Citi owns or services the first lien), Citi manages its home equity loan account strategy through obtaining and reviewing refreshed credit bureau scores (which reflect the borrower's performance on all of its debts, including a first lien, if any), refreshed CLTV ratios and other borrower credit-related information. Historically, the default and delinquency statistics for junior liens where Citi also owns or services the first lien have been better than for those where Citi does not own or service the first lien. Citi believes this is generally attributable to origination channels and better credit characteristics of the portfolio, including FICO and CLTV, for those junior liens where Citi also owns or services the first lien.

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

(2)
The second quarter, third quarter, fourth quarter of 2012 and the first quarter of 2013 included $21 million, $16 million, $30 million and $51 million, respectively, of charge-offs related to Citi's fulfillment of its obligations under the national mortgage settlement. Citi expects net credit losses in Citi Holdings to continue to be impacted by its fulfillment of the terms of the national mortgage settlement through the second quarter of 2013. See also "Citi Holdings—Local Consumer Lending" above and "National Mortgage Settlement" below.

(3)
The third quarter of 2012 included approximately $454 million of charge-offs related to OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. The fourth quarter of 2012 included approximately $30 million benefit to charge-offs related to finalizing the impact of the OCC guidance. Excluding these impacts, net credit losses would have been $0.43 billion in 3Q'12 and $0.39 billion in 4Q'12 for the Citigroup portfolio, and $0.41 billion in 3Q'12 and $0.38 billion in 4Q'12 for the Citi Holdings portfolio.

(4)
Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

N/A Not Applicable

Note:
For each of the tables above, days past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

        As evidenced by the tables above, home equity loan delinquencies improved during the first quarter of 2013. The improvement quarter-over-quarter was driven by modifications, a general improvement in the housing market as well as typical seasonal improvement in the first quarter of the year. Given the lack of a market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 13 to the Consolidated Financial Statements), Citi's ability to reduce delinquencies or net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans or otherwise, is more limited as compared to residential first mortgages. Citi has taken these trends and uncertainties into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below.

North America Home Equity Loans—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's home equity loans as of March 31, 2013 and December 31, 2012.

	March 31, 2013					December 31, 2012
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO
CA	$9.3	28%	1.9%	36%	723	$9.7	28%	2.0%	40%	723
NY/NJ/CT	7.7	23	2.3	22	715	8.2	23	2.3	20	715
FL	2.3	7	3.3	55	700	2.4	7	3.4	58	698
IL	1.3	4	1.7	59	710	1.4	4	2.1	55	708
IN/OH/MI	1.1	3	2.0	59	681	1.2	3	2.2	55	679
AZ/NV	0.8	2	2.7	69	710	0.8	2	3.1	70	709
Other	10.8	33	2.0	38	696	11.5	33	2.2	37	695

Total	$33.3	100%	2.1%	37%	709	$35.2	100%	2.3%	37%	708

Note:
Totals may not sum due to rounding.

(1)
Certain of the states are included as part of a region based on Citi's view of similar home prices (HPI) within the region. New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans.

        The improvement in refreshed CLTV percentages in certain of the states/regions in the table above at March 31, 2013 was primarily the result of improvements in HPI in these states/regions, thereby increasing values used in the determination of CLTV. However, these improvements were offset by a deterioration in other states due to portfolio mix. For the reasons described under "North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans" above, Citi could experience increased delinquencies and thus increased net credit losses in certain of these states and/or regions going forward.

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

        If Citi does not provide the required amount of financial relief in the form of loan modifications and other loss mitigation activities for delinquent borrowers or refinancing concessions under the national mortgage settlement, Citi would be required to make cash payments. Citi is required to complete 75% of its required relief by March 1, 2014. Failure to meet 100% of the commitment by March 1, 2015 would result in Citi paying an amount equal to 125% of the shortfall. Failure to meet the two-year commitment noted above and then failure to meet the three-year commitment would result in an amount equal to 140% of the three-year shortfall. Citi continues to believe that its obligations will be fully met in the form of financial relief to homeowners; no cash payments are currently expected.

Loan Modifications/Loss Mitigation for Delinquent Borrowers

        All of the loan modifications for delinquent borrowers receiving relief toward the $1.4 billion in settlement value are either currently accounted for as TDRs or will become TDRs at the time of modification. The loan modifications have been, and will continue to be, primarily performed under the HAMP and Citi's CSM loan modification programs (see Note 13 to the Consolidated Financial Statements). The loss mitigation activities include short sales for residential first mortgages and home equity loans, extinguishments and other loss mitigation activities. Based on the nature of the loss mitigation activities (e.g., short sales and extinguishments), these activities have not impacted, nor are they expected to have an incremental impact on, Citi's TDRs.

        Through March 31, 2013, Citi has assisted approximately 41,000 customers under the loan-modification and other loss-mitigation activities provisions of the national mortgage settlement, resulting in an aggregate principal reduction of approximately $2.8 billion that is potentially eligible for inclusion in the settlement value. Net credit losses of approximately $583 million have been incurred to date relating to the loan modifications under the national mortgage settlement, all of which were offset by loan loss reserve releases (including approximately $370 million of incremental charge-offs related to anticipated forgiveness of principal in connection with the national mortgage settlement in the first quarter of 2012). Citi currently anticipates an impact to net credit losses associated with the national mortgage settlement to continue through the second quarter of 2013. Citi continues to believe that its loan loss reserves as of March 31, 2013 are sufficient to cover the required customer relief to delinquent borrowers under the national mortgage settlement.

        Like other financial institutions party to the national mortgage settlement, Citi does not receive dollar-for-dollar settlement value for the relief it provides under the national mortgage settlement in all cases. As a result, Citi anticipates that the relief provided will be higher than the settlement value.

Refinancing Concessions for Current Borrowers

        The refinancing concessions are to be offered to residential first mortgage borrowers whose properties are worth less than the value of their loans, who have been current in the prior 12 months, who have not had a modification, bankruptcy or foreclosure proceeding during the prior 24 months, and whose loans have a current interest rate greater than 5.25%. As of March 31, 2013, Citi has provided refinance concessions under the national mortgage settlement to approximately 18,000 customers holding loans with a total unpaid principal balance of $3.0 billion, thus reducing their interest rate to 5.25% for the remaining life of the loan.

        Citi accounts for the refinancing concessions under the settlement based on whether the particular borrower is determined to be experiencing financial difficulty based on certain underwriting criteria. When a refinancing concession is granted to a borrower who is experiencing financial difficulty, the loan is accounted for as a TDR. Otherwise, the impact of the refinancing concessions is recognized over a period of years in the form of lower interest income. As of March 31, 2013, approximately 7,000 customers holding loans with a total unpaid principal balance of $1.1 billion and who were provided refinance concessions have been accounted for as TDRs. These refinancing concessions have not had a material impact on the fair value of the modified mortgage loans.

        As noted above, if the modified loan under the refinancing is not accounted for as a TDR, the impact to Citi of the refinancing concession will be recognized over a period of years in the form of lower interest income. Citi estimates the forgone future interest income as a result of the refinance concessions under the national mortgage settlement was approximately $16 million during the first quarter of 2013. Citi estimates the total amount of expected forgone future interest income could be approximately $65 million annually. However, this estimate could change based on the response rate of borrowers who qualify and the subsequent borrower payment behavior.

Consumer Mortgage FICO and LTV

        The following charts detail the quarterly trends for Citi's residential first mortgage and home equity loan portfolios by risk segment (FICO and LTV) and the 90+ day delinquency rates for those risk segments. For example, in the first quarter of 2013, residential first mortgages had $6.0 billion of balances with refreshed FICO < 660 and refreshed LTV > 100%. Approximately 15.5% of these loans in this segment were over 90+ days past due.

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

  –
  Balances exclude deferred fees/costs.

  –
  Tables exclude balances for which FICO or LTV data is unavailable. For residential first mortgages, balances for which such data is unavailable include $0.5 billion in the first quarter of 2013 and $0.4 billion in each of the other periods presented. For home equity loans, balances for which such data is unavailable include $0.6 billion in the first quarter of 2013 and $0.2 billion in each of the other periods presented.

        Citi's residential first mortgages with an LTV above 100% has declined by 15% since the fourth quarter of 2012, and high LTV loans with FICO scores of less than 660 decreased by 16% to $6.0 billion. The residential first mortgage portfolio has migrated to a higher FICO and lower LTV distribution as a result of asset sales, home price appreciation and principal forgiveness. Loans 90+ days past due in the residential first mortgage portfolio with refreshed FICO scores of less than 660 as well as higher LTVs have declined by approximately 25%, or $0.3 billion, quarter-over-quarter to approximately $0.9 billion. This can be attributed to asset sales and modification programs, offset by the lengthening of the foreclosure process, as discussed in the sections above. Citi's home equity loans with a CLTV above 100% have declined by 6% since the fourth quarter of 2012, and high CLTV loans with FICO scores of less than 660 decreased by 8% to approximately $3.5 billion. The CLTV improvement was primarily the result of charge offs, repayments and home price appreciation.

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

Mortgage Servicing Rights

        To minimize credit and liquidity risk, Citi sells most of the conforming mortgage loans it originates but retains the servicing rights. These sale transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi's Consolidated Balance Sheet. The fair value of MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, higher interest rates tend to lead to declining prepayments which causes the fair value of the MSRs to increase. In managing this risk, Citi economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities classified as trading account assets.

        Citi's MSRs totaled $2.2 billion as of March 31, 2013, compared to $1.9 billion and $2.7 billion at December 31, 2012 and March 31, 2012, respectively. The increase in the value of Citi's MSRs from year-end 2012 primarily reflected the impact from higher interest rates partially offset by amortization. As of March 31, 2013, approximately $1.7 billion of MSRs were specific to Citicorp, with the remainder to Citi Holdings.

        For additional information on Citi's MSRs, see Note 18 to the Consolidated Financial Statements.

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

        These sales expose Citi to potential claims for alleged breaches of its representations and warranties. In the event of a breach of its representations and warranties, Citi could be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or to indemnify ("make whole") the investors for their losses on these loans. Investors could also seek recovery for alleged breaches of representations and warranties, as well as losses caused by non-performing loans more generally, through litigation premised on a variety of legal theories.

Whole Loan Sales

        Citi is exposed to representation and warranty repurchase claims primarily as a result of its whole loan sales to the GSEs and, to a lesser extent private investors, through its Consumer business in CitiMortgage. For the types of representation and warranties made to these investors, see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representation and Warranties" in Citi's 2012 Annual Report on Form 10-K. To the extent Citi made representation and warranties on loans it purchased from third-party sellers that remain financially viable, Citi may have the right to seek recovery of repurchase losses or make-whole payments from the third party based on representations and warranties made by the third party to Citi (a "back-to-back" claim).

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

Private-Label Residential Mortgage Securitizations

        Citi is also exposed to representation and warranty repurchase claims as a result of mortgage loans sold through private-label residential mortgage securitizations. For the types of representation and warranties made to these investors, which were generally made or assigned to the issuing trust, as well as other additional information relating to Citi's private-label residential mortgage securitizations, see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representation and Warranties" in Citi's 2012 Annual Report on Form 10-K.

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

        As of March 31, 2013, approximately $8.3 billion of the $24.6 billion remained outstanding (compared to $8.7 billion at December 31, 2012) as a result of repayments of approximately $14.9 billion and cumulative losses (incurred by the issuing trusts) of approximately $1.4 billion. The remaining outstanding amount is composed of approximately $4.1 billion in prime trusts and approximately $4.2 billion in Alt-A trusts, as classified at issuance. As of March 31, 2013, the remaining outstanding amount had a 90 days or more delinquency rate of approximately 15.9% (compared to 15.5% at December 31, 2012).

Legacy S&B Securitizations

        During the period 2005 through 2008, S&B, through its legacy business, sold approximately $66.4 billion of loans through private-label mortgage securitization trusts. These $66.4 billion of securitization trusts were composed of approximately $15.4 billion in prime trusts, $12.4 billion in Alt-A trusts and $38.6 billion in subprime trusts, each as classified at issuance.

        As of March 31, 2013, approximately $19.1 billion of the $66.4 billion remained outstanding (compared to $19.9 billion at December 31, 2012) as a result of repayments of approximately $36.5 billion and cumulative losses (incurred by the issuing trusts) of approximately $10.8 billion (of which approximately $8.1 billion related to loans in subprime trusts). The remaining outstanding amount is composed of approximately $4.9 billion in prime trusts, $4.0 billion in Alt-A trusts and $10.2 billion in subprime trusts, as classified at issuance. As of March 31, 2013, the remaining outstanding amount had a 90 days or more delinquency rate of approximately 25.4% (compared to 26.1% at December 31, 2012).

Representation and Warranty Claims by Claimant

        The following table sets forth the original principal balance of representation and warranty claims by claimant, as well as the original principal balance of unresolved claims by claimant, for each of the quarterly periods below:

	Claims during the three months ended
In millions of dollars	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
GSEs and others(1)	$1,110	$769	$863	$860	$755

Private-label securitizations(2)	718	294	3	626	536
Mortgage insurers(3)	16	18	21	90	23

Total	$1,844	$1,081	$887	$1,576	$1,314

	Unresolved claims at
In millions of dollars	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
GSEs and others(1)	$1,246	$1,224	$1,371	$1,263	$1,222

Private-label securitizations(2)	2,435	1,717	1,423	1,422	797
Mortgage insurers(3)	6	5	4	15	8

Total	$3,687	$2,946	$2,798	$2,700	$2,027

(1)
Predominantly related to claims from the GSEs.

(2)
Predominantly related to claims received on legacy S&B securitizations.

(3)
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

Repurchase Reserve

        Citi has recorded a repurchase reserve for its potential repurchase or make-whole liability regarding representation and warranty claims.

        During 2012, Citi recorded an aggregate repurchase reserve relating to private-label securitization representation and warranty claims of $244 million. As previously disclosed, this reserve was based on estimated losses arising from those private-label securitization claims received by Citi that appeared to be based on a review of the underlying loan files (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representation and Warranties" in Citi's 2012 Annual Report on Form 10-K for additional information). Upon receipt of such a claim, Citi typically requests that it be provided with the underlying detail supporting the claim; however, to date, Citi has received little or no response to these requests for information and claims generally have not been resolved on a business-to-business basis. As a result, and as evidenced by the tables above, the vast majority of the private-label securitization repurchase claims Citi has received to date remain unresolved. Moreover, while private-label securitization claims have been received at an unpredictable rate, the number of claims increased substantially during 2012 and continued to increase in the first quarter of 2013. Citi also continues to receive significant levels of inquiries and demands for loan files, as well as requests to toll (extend) the applicable statutes of limitation for, among others, representation and warranty claims relating to its private-label securitizations. Accordingly, beginning in the first quarter of 2013, Citi considers private-label securitization representation and warranty claims as part of its litigation accrual analysis, and has reclassified the $244 million of private-label securitization repurchase reserves as a litigation accrual.

        As a result of the change discussed above, at March 31, 2013, Citi's residential mortgage representation and warranty repurchase reserve primarily relates to whole loan sales to the GSEs.

        The repurchase reserve is based on various assumptions which are primarily based on Citi's historical repurchase activity with the GSEs. As of March 31, 2013, the most significant assumptions used to calculate the reserve levels are the: (i) probability of a claim based on correlation between loan characteristics and repurchase claims; (ii) claims appeal success rates; and (iii) estimated loss per repurchase or make-whole payment. In addition, Citi considers reimbursements estimated to be received from third-party sellers, if any, which are generally based on Citi's analysis of its most recent collection trends and the financial solvency or viability of the third-party sellers, in estimating its repurchase reserve.

        During the first quarter of 2013, Citi recorded an additional reserve of $225 million relating to its whole loan sales repurchase exposure, which was recorded in Citi Holdings—Local Consumer Lending. The change in estimate in the first quarter of 2013 primarily resulted from (i) continued heightened focus by the GSEs resulting in increased estimates of repurchase claims, and (ii) increasing trends in repurchase claims, repurchases/make-whole payments and default rates related to higher risk loans associated with servicing sold to a third party in the fourth quarter of 2010. Citi's claims appeal success rate continued to remain stable during the first quarter of 2013, with approximately half of repurchase claims successfully appealed and thus resulting in no loss to Citi. Although the GSEs continue to exhibit elevated loan documentation requests during the first quarter of 2013, which could ultimately lead to higher claims and repurchases in future periods, Citi continues to believe the activity in and change in estimate relating to its repurchase reserve will remain volatile in the near term.

        As referenced above, the repurchase reserve estimation process for potential whole loan representation and warranty claims relies on various assumptions that involve numerous estimates and judgments, including with respect to certain future events, and thus entails inherent uncertainty. Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued as of March 31, 2013 could be up to $0.6 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management's judgment regarding reasonably possible adverse changes to those assumptions. Citi's estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

        The table below sets forth the activity in the repurchase reserve for each of the quarterly periods below:

	Three Months Ended
In millions of dollars	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Balance, beginning of period	$1,565	$1,516	$1,476	$1,376	$1,188
Reclassification(1)	(244)	—	—	—	—
Additions for new sales(2)	7	6	7	4	6
Change in estimate(3)	225	173	200	242	335
Utilizations	(138)	(130)	(167)	(146)	(153)

Balance, end of period	$1,415	$1,565	$1,516	$1,476	$1,376

(1)
Reflects first quarter of 2013 reclassification of $244 million of the repurchase reserve relating to private-label securitizations to Citi's litigation accruals (see discussion above). The $244 million reflected Citi's aggregate repurchase reserve for potential private-label securitization representation claims as of December 31, 2012. The $244 million was recorded in Citi Holdings—Special Asset Pool during 2012.

(2)
Reflects new whole loan sales, primarily to the GSEs.

(3)
Related to whole loan sales to the GSEs and private investors. Recorded in Citi Holdings—Local Consumer Lending.

        The following table sets forth the unpaid principal balance of loans repurchased due to representation and warranty claims during each of the quarterly periods below:

	Three Months Ended
In millions of dollars	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
GSEs and others(1)	$190	$157	$105	$202	$101

(1)
Predominantly related to claims from the GSEs.

        In addition to the amounts set forth in the table above, Citi recorded make-whole payments of $93 million, $92 million, $118 million, $91 million and $107 million for the quarterly periods ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively. Nearly all of these make-whole payments were to the GSEs.

        To date, the majority of Citi's repurchases have related to loans originated from 2006 through 2008, which also represent the vintages with the highest loss severity. An insignificant percentage of repurchases and make-whole payments have been from vintages pre-2006 and post-2008, which Citi attributes to better credit performance of these vintages and to the enhanced underwriting standards implemented beginning in the second half of 2008. Issues related to (i) misrepresentation of facts by either the borrower or a third party (e.g., income, employment, debts, etc.), (ii) appraisal issues (e.g., an error or misrepresentation of value), and (iii) program requirements (e.g., a loan that does not meet investor guidelines, such as contractual interest rate) have been the primary drivers of Citi's repurchases and make-whole payments to the GSEs. The type of defect that results in a repurchase or make-whole payment, however, has varied and will likely continue to vary over time. There has not been a meaningful difference in Citi's incurred or estimated loss for any particular type of defect.

 North America Cards

Overview

        Citi's North America cards portfolio primarily consists of its Citi-branded cards and Citi retail services portfolios in Citicorp. As of March 31, 2013, the Citicorp Citi-branded cards portfolio totaled approximately $69 billion, while the Citi retail services portfolio was approximately $35 billion.

        See Note 13 to the Consolidated Financial Statements for additional information on Citi's North America cards modifications.

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

 CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 2013	March 2013	December 2012	March 2012	March 2013	December 2012	March 2012
Citicorp(3)(4)
Total	$289.7	$2,941	$3,081	$3,342	$3,389	$3,509	$3,726
Ratio		1.02%	1.05%	1.17%	1.18%	1.19%	1.31%

Retail banking
Total	$148.0	$863	$879	$843	$1,191	$1,112	$1,032
Ratio		0.59%	0.61%	0.61%	0.81%	0.77%	0.74%
North America	43.1	282	280	260	226	223	183
Ratio		0.68%	0.68%	0.66%	0.54%	0.54%	0.47%
EMEA	5.2	43	48	62	70	77	92
Ratio		0.83%	0.94%	1.38%	1.35%	1.51%	2.04%
Latin America	30.3	309	323	276	427	353	323
Ratio		1.02%	1.14%	1.06%	1.41%	1.25%	1.24%
Asia	69.4	229	228	245	468	459	434
Ratio		0.33%	0.33%	0.36%	0.67%	0.66%	0.63%

Cards
Total	$141.7	$2,078	$2,202	$2,499	$2,198	$2,397	$2,694
Ratio		1.47%	1.47%	1.71%	1.55%	1.60%	1.84%
North America—Citi-branded	69.2	732	786	982	679	771	887
Ratio		1.06%	1.08%	1.35%	0.98%	1.06%	1.22%
North America—Citi retail services	35.4	651	721	845	685	789	995
Ratio		1.84%	1.87%	2.30%	1.94%	2.04%	2.71%
EMEA	2.8	45	48	43	60	63	65
Ratio		1.61%	1.66%	1.48%	2.14%	2.17%	2.24%
Latin America	14.9	418	413	405	449	432	426
Ratio		2.81%	2.79%	2.83%	3.01%	2.92%	2.98%
Asia	19.4	232	234	224	325	342	321
Ratio		1.20%	1.15%	1.14%	1.68%	1.68%	1.64%

Citi Holdings—Local Consumer Lending(5)(6)
Total	$104.9	$3,678	$4,611	$5,648	$3,407	$4,228	$4,598
Ratio		3.80%	4.42%	4.70%	3.52%	4.05%	3.83%
International	6.6	269	345	428	286	393	519
Ratio		4.08%	4.54%	4.20%	4.33%	5.17%	5.09%
North America	98.3	3,409	4,266	5,220	3,121	3,835	4,079
Ratio		3.78%	4.41%	4.75%	3.46%	3.96%	3.71%

Total Citigroup (excluding Special Asset Pool)	$394.6	$6,619	$7,692	$8,990	$6,796	$7,737	$8,324
Ratio		1.72%	1.93%	2.22%	1.76%	1.94%	2.06%

(1)
Total loans include interest and fees on credit cards.

(2)
The ratios of 90+ days past due and 30-89 days past due are calculated based on end-of-period (EOP) loans.

(3)
The 90+ days past due balances for North America—Citi-branded cards and North America—Citi retail services are generally still accruing interest. Citigroup's policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30-89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government entities since the potential loss predominantly resides within the U.S. government entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $736 million ($1.5 billion), $742 million ($1.4 billion) and $718 million ($1.3 billion) at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) were $121 million, $122 million and $121 million, at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for North America Local Consumer Lending exclude U.S. mortgage loans that are guaranteed by U.S. government entities since the potential loss predominantly resides within the U.S. entities. The amounts excluded for loans 90+ days past due and (EOP loans) for each period were $3.7 billion ($7.0 billion), $4.0 billion ($7.1 billion), and $4.4 billion ($7.7 billion) at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) for each period were $1.2 billion, $1.2 billion, and $1.3 billion, at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

(6)
The March 31, 2013, December 31, 2012 and March 31, 2012 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $1.2 billion, $1.2 billion and $1.3 billion, respectively, of loans that are carried at fair value.

 Consumer Loan Net Credit Losses and Ratios

		Net credit losses(2)
	Average loans(1) 1Q13
In millions of dollars, except average loan amounts in billions		1Q13	4Q12	1Q12
Citicorp
Total	$290.8	$1,992	$2,020	$2,278
Ratio		2.78%	2.77%	3.19%

Retail banking
Total	$147.0	$338	$375	$282
Ratio		0.93%	1.03%	0.81%
North America	43.2	55	51	62
Ratio		0.52%	0.48%	0.62%
EMEA	5.1	9	15	12
Ratio		0.72%	1.19%	1.10%
Latin America	29.4	207	210	143
Ratio		2.86%	3.02%	2.24%
Asia	69.3	67	99	65
Ratio		0.39%	0.57%	0.38%

Cards
Total	$143.8	$1,654	$1,645	$1,996
Ratio		4.66%	4.51%	5.41%
North America—Citi-branded	69.7	692	700	902
Ratio		4.03%	3.92%	4.94%
North America—retail services	36.7	508	514	665
Ratio		5.61%	5.53%	7.11%
EMEA	2.9	20	18	17
Ratio		2.80%	2.47%	2.44%
Latin America	14.7	295	277	287
Ratio		8.14%	7.71%	8.02%
Asia	19.8	139	136	125
Ratio		2.85%	2.72%	2.51%

Citi Holdings—Local Consumer Lending
Total(3)(4)	$110.7	$920	$1,005	$1,752
Ratio		3.37%	3.45%	5.31%
International	7.3	85	90	171
Ratio		4.72%	4.37%	6.43%
North America(3)(4)	103.4	835	915	1,581
Ratio		3.28%	3.38%	5.21%

Total Citigroup (excluding Special Asset Pool)(3)(4)	$401.5	$2,912	$3,025	$4,030
Ratio		2.94%	2.97%	3.86%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
The fourth quarter of 2012 included a benefit to charge-offs of approximately $40 million related to finalizing the impact of the OCC guidance.

(4)
The first quarter of 2012 included approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages. These charge-offs were related to anticipated forgiveness of principal in connection with the national mortgage settlement. There was a corresponding approximately $350 million reserve release in the first quarter of 2012 related to these charge-offs. See also "Credit Risk—National Mortgage Settlement" below.

 CORPORATE LOAN DETAILS

        For additional information on the credit process for Citi's corporate clients and investment banking activities, see "Managing Global Risk—Risk Management—Overview" and "Managing Global Risk—Credit Risk—Corporate Loan Details" in Citigroup's 2012 Annual Report on Form 10-K.

Corporate Credit Portfolio

        The following table represents the Corporate credit portfolio (excluding Private Bank in Securities and Banking), before consideration of collateral, by maturity at March 31, 2013 and December 31, 2012. The Corporate credit portfolio is broken out by direct outstandings, which include drawn loans, overdrafts, interbank placements, bankers' acceptances and leases, and unfunded lending commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At March 31, 2013				At December 31, 2012
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$182	$88	$15	$285	$198	$70	$18	$286
Unfunded lending commitments	93	199	13	305	123	180	12	315

Total	$275	$287	$28	$590	$321	$250	$30	$601

Portfolio Mix—Geography, Counterparty and Industry

        Citi's Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded lending commitments by region:

	March 31, 2013	December 31, 2012
North America	44%	45%
EMEA	30	29
Asia	18	18
Latin America	8	8

Total	100%	100%

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

        Citigroup also has incorporated climate risk assessment criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor's business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas emissions.

        The following table presents the Corporate credit portfolio by facility risk rating at March 31, 2013 and December 31, 2012, as a percentage of the total portfolio:

	Direct outstandings and unfunded lending commitments
	March 31, 2013	December 31, 2012
AAA/AA/A	55%	56%
BBB	29	29
BB/B	14	13
CCC or below	2	2
Unrated	—	—

Total	100%	100%

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

	Direct outstandings and unfunded lending commitments
	March 31, 2013	December 31, 2012
Transportation and industrial	18%	18%
Petroleum, energy, chemical and metal	18	17
Public sector	17	19
Consumer retail and health	13	12
Banks/broker-dealers	12	12
Technology, media and telecom	8	8
Insurance and special purpose entities	5	5
Real estate	4	4
Hedge funds	3	3
Other industries	2	2

Total	100%	100%

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

        At March 31, 2013 and December 31, 2012, $34.8 billion and $41.6 billion, respectively, of credit risk exposures were economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At March 31, 2013 and December 31, 2012, the credit protection was economically hedging underlying credit exposure with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2013	December 31, 2012
AAA/AA/A	27%	29%
BBB	48	49
BB/B	20	19
CCC or below	5	3

Total	100%	100%

        At March 31, 2013 and December 31, 2012, the credit protection was economically hedging underlying credit exposures with the following industry distribution:

Industry of Hedged Exposure

	March 31, 2013	December 31, 2012
Transportation and industrial	23%	22%
Petroleum, energy, chemical and metal	21	22
Public sector	17	21
Technology, media and telecom	13	10
Banks/broker-dealers	11	9
Consumer retail and health	10	11
Insurance and special purpose entities	3	4
Other industries	2	1

Total	100%	100%

        For additional information on Citi's Corporate loan portfolio, including allowance for loan losses, coverage ratios and Corporate non-accrual loans, see "Credit Risk—Loans Outstanding, Details of Credit Loss Experience, Allowance for Loan Losses and Non-Accrual Loans and Assets" above.

 MARKET RISK

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary such as Citi. For a discussion of funding and liquidity risk, see "Capital Resources and Liquidity—Funding and Liquidity" above. Price risk losses arise from fluctuations in the market value of trading and non-trading positions resulting from changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and in their implied volatilities. For additional information, see "Managing Global Risk—Market Risk" in Citi's 2012 Annual Report on Form 10-K.

Price Risk—Non-Trading Portfolios

Interest Rate Exposure (IRE)

        The exposures in the following table represent the approximate annualized risk to Citi's net interest revenue assuming an unanticipated parallel instantaneous 100 basis point change in interest rates compared with the market forward interest rates in selected currencies.

	March 31, 2013		December 31, 2012		March 31, 2012
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar(1)	$881	NM	$842	NM	$302	NM

Mexican peso	38	$(38)	$29	$(29)	$59	$(59)
Euro	12	NM	$12	NM	$39	NM
Japanese yen	65	NM	$65	NM	$89	NM
Pound sterling	46	NM	$45	NM	$38	NM

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the table. The U.S. dollar IRE associated with these businesses was $(168) million for a 100 basis point instantaneous increase in interest rates as of March 31, 2013.

NM
Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

        The changes in the U.S. dollar IRE from the prior quarter reflected changes in Citi's balance sheet composition, including deposit growth. The changes from the prior-year period also reflected the impact of lower rates, regular updates of behavioral assumptions for customer-related assets and liabilities, repositioning of the liquidity portfolio and swap activities.

        The following table shows the approximate annualized risk to net interest revenue from six different changes in the implied-forward rates for the U.S. dollar. Each scenario assumes that the rate change will occur instantaneously.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$(141)	$857	$1,695	NM	NM	$114

 Price Risk—Trading Portfolios

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

        In addition to VAR, Citi monitors the price risk of its trading portfolios using other measures such as, but not limited to, risk factor sensitivities and stress testing. For additional information on risk factor sensitivities and stress testing, see "Managing Global Risk—Market Risk—Price Risk—Trading Portfolios" in Citi's 2012 Annual Report on Form 10-K.

        Citi uses a single, independently approved Monte Carlo simulation VAR model (see "VAR Model Review and Validation" below) which has been designed to capture material risk sensitivities (such as first- and second-order sensitivities of positions to changes in market prices) of various asset classes/risk types (such as interest rate, foreign exchange, equity and commodity risks). Citi's VAR includes all positions which are measured at fair value; it does not include investment securities classified as available-for-sale or held-to-maturity. For information on these securities, see Note 12 to the Consolidated Financial Statements.

        Citi believes its VAR model is conservatively calibrated to incorporate the greater of short-term (most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of 180,000 time series, with risk sensitivities updated daily and model parameters updated weekly.

        The conservative features of the VAR calibration contribute approximately 12% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets. Under normal and stable market conditions, Citi would thus expect the number of days where trading losses exceed its VAR to be less than two or three exceptions per year. Periods of unstable market conditions could increase the number of these exceptions. During the last four quarters, there have been no back-testing exceptions (back-testing is the process in which the daily VAR of a portfolio is compared to the actual daily change in the market value of transactions).

        As set forth in the table below, Citi's total trading and credit portfolios VAR was $99 million, $118 million and $160 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. Daily total trading and credit portfolio VAR averaged $110 million in the first quarter of 2013 and ranged between $117 million to $149 million. The decrease in Citi's average total trading and credit portfolio VAR quarter-over-quarter and year-over-year was due to both position moves as well as the fact that the relatively higher volatilities from 2009 and 2010 are no longer included in the three-year volatility time horizon used for VAR, as previously disclosed, and reduced risk in the credit portfolios.

In millions of dollars	March 31, 2013	First Quarter 2013 Average	December 31, 2012	Fourth Quarter 2012 Average	March 31, 2012	First Quarter 2012 Average
Interest rate	$112	$113	$116	$118	$126	$135
Foreign exchange	28	27	33	39	45	40
Equity	22	12	32	27	36	35
Commodity	12	34	11	13	18	14
Diversification benefit(1)	(81)	(81)	(76)	(72)	(91)	(93)

Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$93	$105	$116	$125	$134	$131

Specific risk-only component(3)	$9	$18	$31	$25	$14	$23

Total—general market factors only	$84	$87	$85	$100	$120	$108

Incremental impact of credit portfolios(4)	$6	$5	$2	$12	$26	$47

Total trading and credit portfolios VAR	$99	$110	$118	$137	$160	$178

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

(4)
The credit portfolios are composed of the counterparty CVA on derivative exposures and all associated CVA hedges. Derivative own credit CVA and own credit fair value option (FVO) debt DVA are not included. The incremental impact on credit portfolios also includes hedges to the loan portfolio, fair value option loans, and tail hedges that are not explicitly hedging the trading book.

        The table below provides the range of market factor VARs for total trading VAR, inclusive of specific risk, across the following quarters:

	First quarter 2013		Fourth quarter 2012		First quarter 2012
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$92	$137	$106	$130	$117	$147
Foreign exchange	24	63	30	52	32	53
Equity	19	39	17	40	24	59
Commodity	8	17	9	21	10	19

        The following table provides the VAR for S&B during the first quarter of 2013, excluding hedges to the loan portfolio, fair value option loans and DVA/CVA, net of hedges.

In millions of dollars	Mar 31, 2013
Total—all market risk factors, including general and specific risk	$89

Average—during year	$101
High—during quarter	122
Low—during quarter	$81

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

        Significant VAR model and assumption changes must be independently validated within Citi's risk management organization. This validation process includes a review by Citi's model validation group and further approval from its model validation review committee, which is composed of senior quantitative risk management officers. In the event of significant model changes, parallel model runs are undertaken prior to implementation. In addition, significant model and assumption changes are subject to the periodic reviews and approval by Citi's U.S. banking regulators.

        Citi uses the same independently validated VAR model for both regulatory capital and external market risk disclosure purposes and, as such, the model review and oversight process for both purposes is as described above. While the scope of positions included in the VAR model calculations for regulatory capital purposes differs from the scope of positions for external market risk disclosure purposes, these differences are due to the fact that certain positions included for external market risk purposes are not eligible for market risk treatment under the U.S. regulatory capital rules (Basel II.5) (e.g., the interest rate sensitivity of repos and reverse repos and the credit and market sensitivities of the derivatives CVA are included for external market risk disclosure purposes, but are not included for regulatory capital purposes). The applicability of the VAR model for positions eligible for market risk treatment under U.S. regulatory capital rules is periodically reviewed and approved by Citi's U.S. banking regulators.

 INTEREST REVENUE/EXPENSE YIELDS

In millions of dollars, except as otherwise noted	1st Qtr. 2013		4th Qtr. 2012		1st Qtr. 2012		Change 1Q13 vs. 1Q12
Interest revenue(1)	$16,292		$16,911		$17,671		(8)%
Interest expense(2)	4,276		4,624		5,553		(23)

Net interest revenue(3)	$12,016		$12,287		$12,118		(1)%

Interest revenue—average rate	3.99%		4.04%		4.23%		(24	) bps
Interest expense—average rate	1.27		1.34		1.57		(30	) bps
Net interest margin	2.94%		2.93%		2.90%		4	bps

Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.26%		0.27%		0.29%		(3	) bps
10-year U.S. Treasury note—average rate	1.95		1.71		2.04		(9	) bps

10-year vs. two-year spread	169	bps	144	bps	175	bps

(1)
Interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $127 million, $133 million and $134 million for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

(2)
Interest expense includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $5 million, $4 million and $37 million for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

(3)
Excludes expenses associated with certain hybrid financial instruments. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

        A significant portion of Citi's business activities are based upon gathering deposits and borrowing money, then lending or investing those funds, or participating in market-making activities in tradable securities. Citi's net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        Citi's NIM increased by 1 basis point to 294 basis points on a sequential basis, and increased 4 basis points from the first quarter of 2012. Citi continued to experience pressure on its loan and investment yields due to the continued low rate environment. In aggregate, this pressure decreased NIM by approximately 20 basis points year-over-year. This decrease was offset by lower cost of deposits, which increased NIM by approximately 14 basis points year-over-year, and the impact of lower levels of outstanding long-term debt, an increase of approximately 12 basis points year-over-year. Absent any significant changes or events, Citi expects its NIM will likely continue to reflect the pressure of a low interest rate environment and subsequent changes in its portfolios, although improvement in its cost of funds and lower levels of outstanding long-term debt should continue to positively impact NIM. Accordingly, Citi currently believes that on a full-year 2013 basis, it should be able to maintain its NIM above the 288 basis points achieved in 2012, although with some quarterly fluctuations. In particular, Citi expects its NIM could decline sequentially in the second quarter of 2013 by a few basis points.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	1st Qtr. 2013	4th Qtr. 2012	1st Qtr. 2012	1st Qtr. 2013	4th Qtr. 2012	1st Qtr. 2012	1st Qtr. 2013	4th Qtr. 2012	1st Qtr. 2012
Assets
Deposits with banks(5)	$123,868	$149,682	$160,751	$258	$275	$367	0.84%	0.73%	0.92%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$162,905	$156,195	$153,655	$316	$353	$376	0.79%	0.90%	0.98%
In offices outside the U.S.(5)	109,283	111,828	128,233	372	395	567	1.38	1.41	1.78

Total	$272,188	$268,023	$281,888	$688	$748	$943	1.03%	1.11%	1.35%

Trading account assets(7)(8)
In U.S. offices	$130,230	$130,486	$118,932	$938	$1,019	$959	2.92%	3.11%	3.24%
In offices outside the U.S.(5)	134,945	126,421	128,065	728	815	779	2.19	2.56	2.45

Total	$265,175	$256,907	$246,997	$1,666	$1,834	$1,738	2.55%	2.84%	2.83%

Investments
In U.S. offices
Taxable	$176,825	$169,657	$171,912	$686	$713	$762	1.57%	1.67%	1.78%
Exempt from U.S. income tax	18,468	18,451	14,604	197	218	211	4.33	4.70	5.81
In offices outside the U.S.(5)	112,897	114,684	113,241	1,007	1,029	1,027	3.62	3.57	3.65

Total	$308,190	$302,792	$299,757	$1,890	$1,960	$2,000	2.49%	2.58%	2.68%

Loans (net of unearned income)(9)
In U.S. offices	$353,287	$357,138	$360,147	$6,485	$6,622	$6,905	7.44%	7.38%	7.71%
In offices outside the U.S.(5)	293,012	292,433	286,864	5,146	5,306	5,580	7.12	7.22	7.82

Total	$646,299	$649,571	$647,011	$11,631	$11,928	$12,485	7.30%	7.31%	7.76%

Other interest-earning assets	$42,229	$39,124	$43,229	$159	$166	$138	1.53%	1.69%	1.28%

Total interest-earning assets	$1,657,949	$1,666,099	$1,679,633	$16,292	$16,911	$17,671	3.99%	4.04%	4.23%

Non-interest-earning assets(7)	$228,840	$239,344	232,186
Total assets from discontinued operations	—	—	—

Total assets	$1,886,789	$1,905,443	$1,911,819

(1)
Interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $127 million, $133 million and $134 million for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	1st Qtr. 2013	4th Qtr. 2012	1st Qtr. 2012	1st Qtr. 2013	4th Qtr. 2012	1st Qtr. 2012	1st Qtr. 2013	4th Qtr. 2012	1st Qtr. 2012
Liabilities
Deposits
In U.S. offices(5)	$254,714	$240,324	$225,781	$421	$475	$550	0.67%	0.79%	0.98%
In offices outside the U.S.(6)	481,090	492,503	469,884	1,206	1,318	1,472	1.02	1.06	1.26

Total	$735,804	$732,827	$695,665	$1,627	$1,793	$2,022	0.90%	0.97%	1.17%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$129,545	$125,358	$118,082	$167	$190	$186	0.52%	0.60%	0.63%
In offices outside the U.S.(6)	103,747	104,250	101,250	442	466	509	1.73	1.78	2.02

Total	$233,292	$229,608	$219,332	$609	$656	$695	1.06%	1.14%	1.27%

Trading account liabilities(8)(9)
In U.S. offices	$26,330	$25,769	$31,624	$22	$20	$32	0.34%	0.31%	0.41%
In offices outside the U.S.(6)	45,463	41,854	44,902	20	19	21	0.18	0.18	0.19

Total	$71,793	$67,623	$76,526	$42	$39	$53	0.24%	0.23%	0.28%

Short-term borrowings
In U.S. offices	$70,728	$69,820	$84,569	$44	$47	$38	0.25%	0.27%	0.18%
In offices outside the U.S.(6)	37,977	35,149	31,196	119	116	170	1.27	1.31	2.19

Total	$108,705	$104,969	$115,765	$163	$163	$208	0.61%	0.62%	0.72%

Long-term debt(10)
In U.S. offices	$204,629	$222,476	$295,540	$1,811	$1,929	$2,455	3.59%	3.45%	3.34%
In offices outside the U.S.(6)	11,110	12,548	15,599	24	44	120	0.88	1.39	3.09

Total	$215,739	$235,024	$311,139	$1,835	$1,973	$2,575	3.45%	3.34%	3.33%

Total interest-bearing liabilities	$1,365,333	$1,370,051	$1,418,427	$4,276	$4,624	$5,553	1.27%	1.34%	1.57%

Demand deposits in U.S. offices	$12,728	$15,112	$13,031
Other non-interest-bearing liabilities(8)	315,707	329,604	297,936
Total liabilities from discontinued operations	—	—	—

Total liabilities	$1,693,768	$1,714,767	$1,729,394

Citigroup stockholders' equity(11)	$191,027	$188,665	$180,702
Noncontrolling interest	1,994	2,011	1,723

Total equity(11)	$193,021	$190,676	$182,425

Total liabilities and stockholders' equity	$1,886,789	$1,905,443	$1,911,819

Net interest revenue as a percentage of average
interest-earning assets(12)
In U.S. offices	$917,161	$928,175	$954,428	$6,267	$6,399	$6,134	2.77%	2.74%	2.58%
In offices outside the U.S.(6)	740,788	737,924	725,205	5,749	5,888	5,984	3.15	3.17	3.32

Total	$1,657,949	$1,666,099	$1,679,633	$12,016	$12,287	$12,118	2.94%	2.93%	2.90%

(1)
Interest expense includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $5 million, $4 million and $37 million for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2013 vs. 4th Qtr. 2012			1st Qtr. 2013 vs. 1st Qtr. 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(51)	$34	$(17)	$(79)	$(30)	$(109)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$15	$(52)	$(37)	$22	$(82)	$(60)
In offices outside the U.S.(4)	(9)	(14)	(23)	(76)	(119)	(195)

Total	$6	$(66)	$(60)	$(54)	$(201)	$(255)

Trading account assets(5)
In U.S. offices	$(2)	$(79)	$(81)	$87	$(108)	$(21)
In offices outside the U.S.(4)	52	(139)	(87)	40	(91)	(51)

Total	$50	$(218)	$(168)	$127	$(199)	$(72)

Investments(1)
In U.S. offices	$35	$(83)	$(48)	$44	$(134)	$(90)
In offices outside the U.S.(4)	(16)	(6)	(22)	(3)	(17)	(20)

Total	$19	$(89)	$(70)	$41	$(151)	$(110)

Loans (net of unearned income)(6)
In U.S. offices	$(71)	$(66)	$(137)	$(130)	$(290)	$(420)
In offices outside the U.S.(4)	10	(170)	(160)	117	(551)	(434)

Total	$(61)	$(236)	$(297)	$(13)	$(841)	$(854)

Other interest-earning assets	$13	$(20)	$(7)	$(3)	$24	$21

Total interest revenue	$(24)	$(595)	$(619)	$19	$(1,398)	$(1,379)

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

(6)
Includes cash-basis loans.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	1st Qtr. 2013 vs. 4th Qtr. 2012			1st Qtr. 2013 vs. 1st Qtr. 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$27	$(81)	$(54)	$64	$(193)	$(129)
In offices outside the U.S.(4)	(30)	(82)	(112)	34	(300)	(266)

Total	$(3)	$(163)	$(166)	$98	$(493)	$(395)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$6	$(29)	$(23)	$17	$(36)	$(19)
In offices outside the U.S.(4)	(2)	(22)	(24)	12	(79)	(67)

Total	$4	$(51)	$(47)	$29	$(115)	$(86)

Trading account liabilities(5)
In U.S. offices	$—	$2	$2	$(5)	$(5)	$(10)
In offices outside the U.S.(4)	2	(1)	1	—	(1)	(1)

Total	$2	$1	$3	$(5)	$(6)	$(11)

Short-term borrowings
In U.S. offices	$1	$(4)	$(3)	$(7)	$13	$6
In offices outside the U.S.(4)	9	(6)	3	32	(83)	(51)

Total	$10	$(10)	$—	$25	$(70)	$(45)

Long-term debt
In U.S. offices	$(157)	$39	$(118)	$(796)	$152	$(644)
In offices outside the U.S.(4)	(5)	(15)	(20)	(27)	(69)	(96)

Total	$(162)	$24	$(138)	$(823)	$83	$(740)

Total interest expense	$(149)	$(199)	$(348)	$(676)	$(601)	$(1,277)

Net interest revenue	$125	$(396)	$(271)	$695	$(797)	$(102)

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

 COUNTRY AND CROSS-BORDER RISK

Country Risk

Overview

        Country risk is the risk that an event in a country (precipitated by developments within or external to a country) could directly or indirectly impair the value of Citi's franchise or adversely affect the ability of obligors within that country to honor their obligations to Citi, any of which could negatively impact Citi's results of operations or financial condition. Country risk events could include sovereign volatility or defaults, banking failures or defaults, redenomination events (which could be accompanied by a revaluation (either devaluation or appreciation) of the affected currency), currency crises, foreign exchange and/or capital controls and/or political events and instability. Country risk events could result in mandatory loan loss and other reserve requirements imposed by U.S. regulators due to a particular country's economic situation. For additional information, including Citi's country risk management processes, see "Managing Global Risk—Risk Management—Overview" and "—Country Risk—Overview," as well as "Risk Factors—Market and Economic Risks" in Citi's 2012 Annual Report on Form 10-K.

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

        Several European countries, including Greece, Ireland, Italy, Portugal, Spain (GIIPS) and France, have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Moreover, the ongoing Eurozone debt and economic crisis and other developments in the European Monetary Union (EMU) could lead to the withdrawal of one or more countries from the EMU or a partial or complete break-up of the EMU. Given investor interest in this area, the narrative and tables below set forth certain information regarding Citi's country risk exposures on these topics as of March 31, 2013.

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

        Citi believes that the risk of loss associated with the exposures set forth below, which are based on Citi's internal risk management measures and systems, is likely materially lower than the exposure amounts disclosed below and is sized appropriately relative to its franchise in these countries. In addition, the sovereign entities of the countries disclosed below, as well as the financial institutions and corporations domiciled in these countries, are important clients in the global Citi franchise. Citi fully expects to maintain its presence in these markets to service all of its global customers. As such, Citi's credit risk exposure in these countries may vary over time based on its franchise, client needs and transaction structures.

 Sovereign, Financial Institution and Corporate Exposures

In billions of U.S. dollars as of March 31, 2013	GIIPS(1)	Greece	Ireland	Italy	Portugal	Spain	France
Funded loans, before reserves(2)	$7.4	$1.0	$0.3	$1.9	$0.3	$4.0	$5.5
Derivative counterparty mark-to-market, inclusive of CVA(3)	12.8	0.5	0.5	9.3	0.2	2.3	5.9

Gross funded credit exposure	$20.2	$1.5	$0.7	$11.2	$0.5	$6.3	$11.4

Less: margin and collateral(4)	$(5.1)	$(0.2)	$(0.2)	$(1.3)	$(0.1)	$(3.3)	$(4.8)
Less: purchased credit protection(5)	(9.6)	(0.3)	(0.0)	(7.3)	(0.2)	(1.8)	(2.2)

Net current funded credit exposure	$5.5	$1.0	$0.5	$2.7	$0.2	$1.2	$4.4

Net trading exposure	$1.5	$0.0	$0.0	$0.7	$0.1	$0.7	$2.3
AFS exposure	0.2	0.0	0.0	0.2	0.0	0.0	0.3

Net trading and AFS exposure	$1.8	$0.0	$0.0	$0.9	$0.2	$0.7	$2.5

Net current funded exposure	$7.3	$1.1	$0.5	$3.5	$0.3	$1.9	$7.0

Additional collateral received, not reducing amounts above	$(1.5)	$(0.9)	$(0.2)	$(0.1)	$(0.0)	$(0.4)	$(3.9)

Net current funded credit exposure detail
Sovereigns	$1.0	$0.1	$0.0	$1.1	$0.0	$(0.2)	$(0.1)
Financial institutions	0.6	0.0	0.0	0.2	0.0	0.4	2.0
Corporations	3.9	0.8	0.4	1.4	0.1	1.1	2.5

Net current funded credit exposure	$5.5	$1.0	$0.5	$2.7	$0.2	$1.2	$4.4

Net unfunded commitments(6)
Sovereigns	$0.0	$—	$0.0	$0.0	$0.0	$—	$0.1
Financial institutions	0.3	0.0	0.0	0.1	0.0	0.2	3.1
Corporations, net	6.5	0.7	0.4	2.9	0.2	2.3	10.1

Total net unfunded commitments	$6.8	$0.7	$0.4	$3.0	$0.2	$2.5	$13.2

Note:
Totals may not sum due to rounding. The exposures in the table above do not include retail, small business and Citi Private Bank exposures in the GIIPS. See "GIIPS—Retail, Small Business and Citi Private Bank" below. Retail, small business and Citi Private Bank exposure in France was not material as of March 31, 2013. Citi has exposures to obligors located within the GIIPS and France that are not included in the table above because Citi's internal risk management systems determine that the client relationship, taken as a whole, is not in GIIPS or France (e.g., a funded loan to a Greece subsidiary of a Switzerland-based corporation). However, the total amount of such exposures was less than $1.7 billion of funded loans and $1.8 billion of unfunded commitments across the GIIPS and in France as of March 31, 2013.

(1)
Greece, Ireland, Italy, Portugal and Spain.

(2)
As of March 31, 2013, Citi held $0.3 billion and $0.1 billion in reserves against these loans in the GIIPS and France, respectively.

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

(6)
Unfunded commitments net of approximately $1.0 billion and $1.2 billion of purchased credit protection as of March 31, 2013 on unfunded commitments in GIIPS and France, respectively.

GIIPS

Sovereign, Financial Institution and Corporate Exposures

        As noted in the table above, Citi's gross funded credit exposure to sovereign entities, financial institutions and multinational and local corporations designated in the GIIPS under Citi's risk management systems was $20.2 billion at March 31, 2013, compared to $21.6 billion at December 31, 2012. This $20.2 billion of gross funded credit exposure at March 31, 2013 was composed of $7.4 billion in gross funded loans, before reserves (compared to $8.0 billion at December 31, 2012), and $12.8 billion in derivative counterparty mark-to-market exposure, inclusive of CVA (compared to $13.6 billion at December 31, 2012).

        Further, as of March 31, 2013, Citi's net current funded exposure to sovereigns, financial institutions and corporations designated in the GIIPS under Citi's risk management systems was $7.3 billion, compared to $8.9 billion at December 31, 2012, reflecting a decrease in net current funded credit exposure and net trading and AFS exposure, each as discussed below.

Net Trading and AFS Exposure—$1.8 billion

        Included in the net current funded exposure at March 31, 2013 was a net position of $1.8 billion in securities and derivatives with GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity. This compared to $2.9 billion of net trading and AFS exposures as of December 31, 2012. These securities and derivatives are marked to market daily. Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

        Included within the net position of $1.8 billion as of March 31, 2013 was a net position of $(0.01) billion of indexed and tranched credit derivatives (compared to a net position of $(0.1) billion at December 31, 2012).

Net Current Funded Credit Exposure—$5.5 billion

        As of March 31, 2013, Citi's net current funded credit exposure to GIIPS sovereigns, financial institutions and corporations was $5.5 billion, the majority of which was to corporations designated in the GIIPS. This compared to $6.0 billion as of December 31, 2012.

        Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure as of March 31, 2013 has been reduced by $5.1 billion of margin and collateral posted under legally enforceable margin agreements, compared to $5.5 billion as of December 31, 2012. As of March 31, 2013, the majority of Citi's margin and collateral netted against its gross funded credit exposure to the GIIPS was in the form of cash, with the remainder in predominantly non-GIIPS securities, which are included at fair value.

        Gross funded credit exposure as of March 31, 2013 has also been reduced by $9.6 billion in purchased credit protection (a decrease from $10.1 billion at December 31, 2012), predominantly from financial institutions outside the GIIPS (see "Credit Default Swaps" below). Included within the $9.6 billion of purchased credit protection as of March 31, 2013 was $0.5 billion of indexed and tranched credit derivatives (unchanged from December 31, 2012) executed to hedge Citi's exposure on funded loans and CVA on derivatives, a significant portion of which is reflected in Italy and Spain.

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

        As of March 31, 2013, Citi also held $1.5 billion of collateral that has not been netted against its gross funded credit exposure to the GIIPS, a decrease from $2.1 billion at December 31, 2012. Collateral received but not netted against Citi's gross funded credit exposure in the GIIPS may take a variety of forms, including securities, receivables and physical assets, and is held under a variety of collateral arrangements.

Net Unfunded Commitments—$6.8 billion

        As of March 31, 2013, Citi had $6.8 billion of net unfunded commitments to GIIPS sovereigns, financial institutions and corporations, with $6.5 billion of this amount to corporations. This compared to $7.3 billion of net unfunded commitments as of December 31, 2012, with $6.9 billion of such amount to corporations. As of March 31, 2013, net unfunded commitments in the GIIPS included approximately $4.9 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $2.0 billion of letters of credit (compared to $5.2 billion and $2.0 billion, respectively, at December 31, 2012).

Other Activities

        In addition to the exposures described above, like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures.

Retail, Small Business and Citi Private Bank

        As of March 31, 2013, Citi had approximately $5.4 billion of mostly locally funded accrual loans to retail, small business and Citi Private Bank customers in the GIIPS, the vast majority of which was in Citi Holdings. This compared to $6.2 billion as of December 31, 2012. Of the $5.4 billion, approximately (i) $3.4 billion consisted of retail and small business exposures in Spain ($2.7 billion) and Greece ($0.8 billion), (ii) $1.6 billion related to held-to-maturity securitized retail assets (primarily mortgage-backed securities in Spain), and (iii) $0.4 billion related to Private Bank customers, substantially all in Spain. This compared to approximately (i) $3.8 billion of retail and small business exposures in Spain ($2.7 billion) and Greece ($1.1 billion), (ii) $1.5 billion related to held-to-maturity securitized retail assets, and (iii) $0.8 billion related to Private Bank customers as of December 31, 2012.

        In addition, Citi had approximately $4.0 billion of unfunded commitments to GIIPS retail customers as of March 31, 2013, compared to $4.1 billion at December 31, 2012. Citi's unfunded commitments to GIIPS retail customers, in the form of unused credit card lines, are generally cancellable upon the occurrence of significant credit events, including redenomination events.

France

Sovereign, Financial Institution and Corporate Exposures

        Citi's gross funded credit exposure to the sovereign entity of France, as well as financial institutions and multinational and local corporations designated in France under Citi's risk management systems, was $11.4 billion at March 31, 2013, compared to $11.5 billion at December 31, 2012. This $11.4 billion of gross funded credit exposure at March 31, 2013 was composed of $5.5 billion in gross funded loans, before reserves (compared to $5.4 billion at December 31, 2012), and $5.9 billion in derivative counterparty mark-to-market exposure, inclusive of CVA (compared to $6.0 billion at December 31, 2012).

        Further, as of March 31, 2013, Citi's net current funded exposure to the French sovereign and financial institutions and corporations designated in France under Citi's risk management systems was $7.0 billion, compared to $4.0 billion at December 31, 2012, driven by an increase in net trading and AFS exposure, as discussed below.

Net Trading and AFS Exposure—$2.5 billion

        Included in the net current funded exposure at March 31, 2013 was a net position of $2.5 billion in securities and derivatives with the French sovereign, financial institutions and corporations as the issuer or reference entity. This compared to a net position of $0.1 billion of net trading and AFS exposures as of December 31, 2012. These securities and derivatives are marked to market daily. Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

        Included within the net position of $2.5 billion as of March 31, 2013 was a net position of $1.3 billion of indexed and tranched credit derivatives (compared to a net position of $0.4 billion at December 31, 2012).

Net Current Funded Credit Exposure—$4.4 billion

        As of March 31, 2013, the net current funded credit exposure to the French sovereign, financial institutions and corporations was $4.4 billion. This compared to $3.9 billion at December 31, 2012. Of this amount, $(0.1) billion was to the sovereign entity (compared to $0.0 billion at December 31, 2012), $2.0 billion was to financial institutions (compared to $1.9 billion at December 31, 2012) and $2.5 billion was to corporations (compared to $2.0 billion at December 31, 2012).

        Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure has been reduced by $4.8 billion of margin and collateral posted under legally enforceable margin agreements (compared to $5.0 billion at December 31, 2012). As of March 31, 2013, the majority of Citi's margin and collateral netted against its gross funded credit exposure to France was in the form of cash, with the remainder in predominantly non-French securities, which are included at fair value.

        Gross funded credit exposure as of March 31, 2013 has also been reduced by $2.2 billion in purchased credit protection (compared to $2.6 billion at December 31, 2012), predominantly from financial institutions outside France (see "Credit Default Swaps" below). Included within the $2.2 billion of purchased credit protection as of March 31, 2013 was $0.6 billion of indexed and tranched credit derivatives executed to hedge Citi's exposure on funded loans and CVA on derivatives (unchanged from December 31, 2012).

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

        As of March 31, 2013, Citi also held $3.9 billion of collateral that has not been netted against its gross funded credit exposure to France, a slight decrease from $4.0 billion as of December 31, 2012. As described above, this collateral can take a variety of forms and is held under a variety of collateral arrangements.

Net Unfunded Commitments—$13.2 billion

        As of March 31, 2013, Citi had $13.2 billion of net unfunded commitments to the French sovereign, financial institutions and corporations, with $10.1 billion of this amount to corporations. This compared to $14.4 billion of net unfunded commitments as of December 31, 2012, with $11.2 billion of such amount to corporations. As of March 31, 2013, net unfunded commitments in France included $10.2 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $3.0 billion of letters of credit (compared to $11.7 billion and $2.7 billion, respectively, as of December 31, 2012).

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

        The notional amount of credit protection purchased or sold on GIIPS and French underlying single reference entities as of March 31, 2013 is set forth in the table below. The net notional contract amounts, less mark-to-market adjustments, are included in "Net current funded exposure" in the table under "Sovereign, Financial Institution and Corporate Exposures" above, and appear in either "Net trading exposure" when part of a trading strategy or in "Purchased credit protection" when purchased as a hedge against a credit exposure.

	CDS purchased or sold on underlying single reference entities in these countries
In billions of U.S. dollars as of March 31, 2013	GIIPS	Greece	Ireland	Italy	Portugal	Spain	France
Notional CDS contracts on underlying reference entities
Net purchased(1)	$(15.4)	$(0.4)	$(0.7)	$(10.0)	$(2.2)	$(6.3)	$(7.7)
Net sold(1)	6.4	0.3	0.7	3.7	2.0	4.0	5.5
Sovereign underlying reference entity
Net purchased(1)	(11.9)	—	(0.6)	(8.5)	(1.5)	(4.3)	(3.6)
Net sold(1)	5.6	—	0.6	2.9	1.5	3.5	3.8
Financial institution underlying reference entity
Net purchased(1)	(2.3)	—	(0.0)	(1.4)	(0.3)	(1.2)	(1.6)
Net sold(1)	1.9	—	0.0	1.3	0.3	0.9	1.3
Corporate underlying reference entity
Net purchased(1)	(3.8)	(0.4)	(0.1)	(1.6)	(0.8)	(1.9)	(4.8)
Net sold(1)	1.5	0.3	0.1	0.9	0.6	0.6	2.7

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

        The above table contains all net CDS purchased or sold on GIIPS and French underlying single reference entities, whether part of a trading strategy or as purchased credit protection. With respect to the $15.4 billion net purchased CDS contracts on underlying GIIPS reference entities at March 31, 2013 (compared to $15.9 billion at December 31, 2012), approximately 91% was purchased from non-GIIPS counterparties and 82% was purchased from investment grade counterparties. With respect to the $7.7 billion net purchased CDS contracts on underlying French reference entities (compared to $9.0 billion at December 31, 2012), approximately 96% was purchased from non-French counterparties and 93% was purchased from investment grade counterparties.

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

        As shown in the table below, at March 31, 2013, Citi had loaned $11.8 billion in cash through secured financing transactions with GIIPS and French counterparties, usually through reverse repurchase agreements. This compared to $13.0 billion as of December 31, 2012. Against those loans, it held approximately $14.0 billion fair value of securities collateral (compared to $16.6 billion as of December 31, 2012). In addition, Citi held $0.7 billion in variation margin (compared to $1.2 billion at December 31, 2012), most of which was in cash, against all secured financing transactions.

        Consistent with Citi's risk management systems, secured financing transactions are included in the counterparty derivative mark-to-market exposure at their net credit exposure value, which is typically small or zero given the over-collateralized structure of these transactions.

In billions of dollars as of March 31, 2013	Cash financing out	Securities collateral in(1)
Lending to GIIPS and French counterparties through secured financing transactions	$11.8	$14.0

(1)
Citi has also received approximately $0.7 billion in variation margin, predominantly cash, associated with secured financing transactions with these counterparties.

        Collateral taken in against secured financing transactions is generally high quality, marketable securities, consisting of government debt, corporate debt, or asset-backed securities. The table below sets forth the fair value of the securities collateral taken in by Citi against secured financing transactions as of March 31, 2013.

In billions of dollars as of March 31, 2013	Total	Government bonds	Municipal or Corporate bonds	Asset-backed bonds
Securities pledged by GIIPS and French counterparties in secured financing transaction lending(1)	$14.0	$4.2	$1.7	$8.1

Investment grade	$13.4	$4.0	$1.2	$8.1
Non-investment grade	0.5	0.1	0.4	—
Not rated	0.1	—	0.1	—

(1)
Total includes approximately $3.4 billion in correlated risk collateral, predominantly French and Spanish sovereign debt pledged by French counterparties.

        Secured financing transactions can be short term or can extend beyond one year. In most cases, Citi has the right to call for additional margin daily, and can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. The table below sets forth the remaining transaction tenor for these transactions as of March 31, 2013.

	Remaining transaction tenor
In billions of dollars as of March 31, 2013	Total	<1 year	1-3 years	>3 years
Cash extended to GIIPS and French counterparties in secured financing transactions lending(1)	$11.8	$4.5	$2.9	$4.4

(1)
The longest remaining tenor trades mature November 2018.

Redenomination and Devaluation Risk

        As referenced above, the ongoing Eurozone debt crisis and other developments in the European Monetary Union (EMU) could lead to the withdrawal of one or more countries from the EMU or a partial or complete break-up of the EMU. See also "Risk Factors—Market and Economic Risks" in Citi's 2012 Annual Report on Form 10-K. If one or more countries were to leave the EMU, certain obligations relating to the exiting country could be redenominated from the Euro to a new country currency. While alternative scenarios could develop, redenomination could be accompanied by immediate devaluation of the new currency as compared to the Euro and the U.S. dollar.

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

        Citi has been, and will continue to be, engaged in contingency planning for such events, particularly with respect to Greece, Ireland, Italy, Portugal and Spain. Generally, to the extent that Citi's local and offshore assets are approximately equal to its liabilities within the exiting country, and assuming both assets and liabilities are symmetrically redenominated and devalued, Citi believes that its risk of loss as a result of a redenomination and devaluation event would not be material. However, to the extent its local and offshore assets and liabilities are not equal, or there is asymmetrical redenomination of assets versus liabilities, Citi could be exposed to losses in the event of a redenomination and devaluation. Moreover, a number of events that could accompany a redenomination and devaluation, including a drawdown of unfunded commitments or "deposit flight," could exacerbate any mismatch of assets and liabilities within the exiting country.

        Citi's redenomination and devaluation exposures to the GIIPS as of March 31, 2013 are not additive to its credit risk exposures to such countries as described under "Credit Risk" above. Rather, Citi's credit risk exposures in the affected country would generally be reduced to the extent of any redenomination and devaluation of assets.

        As of March 31, 2013, Citi estimates that it had net asset exposure subject to redenomination and devaluation in Italy, principally relating to derivatives contracts. Citi also estimates that, as of such date, it had net asset exposure subject to redenomination and devaluation in Spain, principally related to offshore exposures related to held-to-maturity securitized retail assets (primarily mortgage-backed securities) (see "GIIPS—Retail, Small Business and Citi Private Bank" above). However, as of March 31, 2013, Citi's estimated redenomination and devaluation exposure to Italy was less than Citi's net current funded credit exposure to Italy (before purchased credit protection) as reflected under "Credit Risk" above. Further, as of March 31, 2013, Citi's estimated redenomination and devaluation exposure to Spain was less than Citi's net current funded credit exposure to Spain (before purchased credit protection), as reflected under "Credit Risk" above. As of March 31, 2013, Citi had a net liability position in each of Greece, Ireland and Portugal.

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

 CROSS-BORDER RISK

Overview

        Cross-border risk is the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency/U.S. dollars and/or the transfer of funds outside the country, among other risks, thereby impacting the ability of Citigroup and its customers to transact business across borders. Examples of cross-border risk include actions taken by foreign governments such as exchange controls and restrictions on the remittance of funds. These actions might restrict the transfer of funds or the ability of Citigroup to obtain payment from customers on their contractual obligations, and could expose Citi to risk of loss in the event that the local currency devalued as compared to the U.S. dollar. For additional information, including Citi's cross-border risk management process, see "Managing Global Risk—Risk Management—Overview" and—Cross-Border Risk—Overview," as well as "Risk Factors—Market and Economic Risks" in Citi's 2012 Annual Report on Form 10-K.

Argentina and Venezuela Developments

        As previously disclosed, Argentina and Venezuela are two countries in which Citi operates with strict foreign exchange controls. For additional information, see "Managing Global Risk—Cross-Border Risk—Argentina and Venezuela Developments" in Citi's 2012 Annual Report on Form 10-K.

Argentina

        As of March 31, 2013, Citi's net investment in its Argentine operations was approximately $740 million, compared to $740 million as of December 31, 2012. As previously disclosed, Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. During the first quarter of 2013, devaluation of the Argentine peso continued, with an official exchange rate of 5.12 Argentine pesos to one U.S. dollar at March 31, 2013, compared to 4.90 Argentine pesos to one U.S. dollar at December 31, 2012.

        At March 31, 2013, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.08 billion (pretax), compared to $1.04 billion (pretax) as of December 31, 2012, which were recorded in stockholders' equity. The cumulative translation losses would not be reclassified into earnings unless realized upon sale or liquidation of Citi's Argentine operations.

        At March 31, 2013 and December 31, 2012, Citi hedged approximately $180 million and $200 million, respectively, of its net investment using foreign currency forwards that are recorded as net investment hedges under ASC 815. The decrease quarter-over-quarter was primarily due to continued increased hedging costs. In addition, as of March 31, 2013, Citi hedged foreign currency risk associated with its net investment by holding in its Argentine operations both U.S.-dollar-denominated net monetary assets of approximately $330 million (compared to $280 million as of December 31, 2012) and foreign currency futures with a notional value of approximately $160 million (compared to $170 million as of December 31, 2012), neither of which qualify as net investment hedges under ASC 815.

Venezuela

        Citi uses the official exchange rate, as fixed by the Foreign Currency Administration Commission (CADIVI) of Venezuela, to re-measure foreign currency transactions in the financial statements of its Venezuelan operations, which use the U.S. dollar as the functional currency, into U.S. dollars. Citi uses the official exchange rate as it is the only rate legally available in the country, despite the limited availability of U.S. dollars from CADIVI and although the official rate may not necessarily be reflective of economic reality. Re-measurement of Citi's bolivar-denominated assets and liabilities due to change in the official exchange rate is recorded in earnings.

        As previously disclosed, on February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 bolivars per U.S. dollar to 6.3 bolivars per U.S. dollar, which was the official exchange rate as of March 31, 2013. This devaluation resulted in a foreign exchange loss of approximately $100 million (pretax) on Citi Venezuela's net bolivar-denominated assets that was recorded in earnings in the first quarter of 2013.

        As of March 31, 2013, Citi's net investment in Venezuela, reflecting the devaluation referenced above, was approximately $240 million (compared to $340 million at December 31, 2012), which included net monetary assets denominated in Venezuelan bolivars of approximately $210 million (compared to $290 million at December 31, 2012).

 FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT

        The following discussion relates to the derivative obligor information and the fair valuation for derivatives and structured debt. See Note 19 to the Consolidated Financial Statements for additional information on Citi's derivative activities.

Fair Valuation Adjustments for Derivatives

        The fair value adjustments applied by Citigroup to its derivative carrying values consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 20 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity reserve is adjusted to take into account the size of the position.

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

        The table below summarizes the CVA applied to the fair value of derivative instruments for the periods indicated:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	March 31, 2013	December 31, 2012
Non-monoline counterparties	$(2,783)	$(2,971)
Citigroup (own)	764	918

Total CVA—derivative instruments	$(2,019)	$(2,053)

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

        The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO debt for the periods indicated:

	Credit/debt valuation adjustment gain (loss)
	Three Months Ended March 31,
In millions of dollars	2013	2012
Derivative counterparty CVA	$17	$553
Derivative own-credit CVA	(126)	(579)

Total CVA—derivative instruments	$(109)	$(26)

DVA related to own FVO debt	$(210)	$(1,262)

Total CVA and DVA	$(319)	$(1,288)

        The CVA and DVA amounts shown in the table above do not include losses, related to counterparty credit risk, on non-derivative instruments, such as bonds and loans.

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

        The fair values shown below are prior to the application of any netting agreements and cash collateral offsetting.

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. As of March 31, 2013 and December 31, 2012, approximately 96% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi's top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of March 31, 2013 and December 31, 2012:

March 31, 2013

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$32,124	$30,469	$931,423	$889,238
Broker-dealer	12,056	13,018	329,325	313,367
Monoline	3	—	106	—
Non-financial	203	163	4,348	3,233
Insurance and other financial institutions	6,838	6,470	205,940	175,021

Total by industry/counterparty	$51,224	$50,120	$1,471,142	$1,380,859

By instrument
Credit default swaps and options	$51,020	$48,419	$1,457,421	$1,379,517
Total return swaps and other	204	1,701	13,721	1,342

Total by instrument	$51,224	$50,120	$1,471,142	$1,380,859

By rating
Investment grade	$15,827	$14,447	$652,174	$599,304
Non-investment grade(1)	35,397	35,673	818,968	781,555

Total by rating	$51,224	$50,120	$1,471,142	$1,380,859

By maturity
Within 1 year	$4,547	$5,115	$308,374	$278,003
From 1 to 5 years	35,880	35,824	1,034,004	988,220
After 5 years	10,797	9,181	128,764	114,636

Total by maturity	$51,224	$50,120	$1,471,142	$1,380,859

December 31, 2012

	Fair values		Notionals
In millions of dollars	Receivable	Payable	Beneficiary	Guarantor
By industry/counterparty
Bank	$33,938	$31,914	$914,542	$863,411
Broker-dealer	13,302	14,098	321,418	304,968
Monoline	5	—	141	—
Non-financial	210	164	4,022	3,241
Insurance and other financial institutions	6,671	6,486	194,166	174,874

Total by industry/counterparty	$54,126	$52,662	$1,434,289	$1,346,494

By instrument
Credit default swaps and options	$54,024	$51,270	$1,421,122	$1,345,162
Total return swaps and other	102	1,392	13,167	1,332

Total by instrument	$54,126	$52,662	$1,434,289	$1,346,494

By rating
Investment grade	$17,236	$16,252	$694,590	$637,343
Non-investment grade(1)	36,890	36,410	739,699	709,151

Total by rating	$54,126	$52,662	$1,434,289	$1,346,494

By maturity
Within 1 year	$4,826	$5,324	$311,202	$287,670
From 1 to 5 years	37,660	37,311	1,014,459	965,059
After 5 years	11,640	10,027	108,628	93,765

Total by maturity	$54,126	$52,662	$1,434,289	$1,346,494

(1)
Also includes not-rated credit derivative instruments.

INCOME TAXES

Deferred Tax Assets

        Deferred tax assets (DTAs) are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. DTAs are recognized subject to management's judgment that realization is more likely than not. For additional information, see "Risk Factors" and "Significant Accounting Policies and Significant Estimates—Income Taxes" in Citi's 2012 Annual Report on Form 10-K.

        At March 31, 2013, Citigroup had recorded net DTAs of approximately $54.6 billion, a decrease of $0.7 billion from December 31, 2012. The sequential decrease in DTAs was driven primarily by the generation of U.S. taxable earnings and a tax provision on OCI during the first quarter of 2013.

        Although realization is not assured, Citi believes that the realization of its recognized net DTAs at March 31, 2013 is more-likely-than-not based on (i) expectations as to future taxable income in the jurisdictions in which the DTAs arise, and (ii) available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. Realization of the DTAs will continue to be driven by Citi's ability to generate U.S. taxable earnings in the carry-forward periods, including through actions that optimize Citi's U.S. taxable earnings. Citi does not expect a significant reduction in the balance of its DTAs during the remainder of 2013.

        The following table summarizes Citi's net DTAs balance at March 31, 2013 and December 31, 2012:

Jurisdiction/Component

	DTAs balance
In billions of dollars	March 31, 2013		December 31, 2012
Total U.S.	$51.2		$52.0
Total Foreign	3.4		3.3

Total	$54.6	(1)	$55.3

(1)
Approximately $12 billion of the net DTAs was not deducted in calculating regulatory capital pursuant to risk-based capital guidelines as of March 31, 2013.

Effective Tax Rate

        Citi's effective tax rate for the first quarter of 2013 was 28.6%. Citi expects its effective tax rate will remain higher than in prior periods due to higher expected taxable earnings in North America as well as a higher tax rate on its international operations. The increased rate on Citi's earnings outside of North America is due to a change in Citi's assertion that earnings in certain entities would be permanently reinvested outside the U.S. (indefinite reinvestment assertions under ASC 740). As Citi has built up capital in these entities that it believes is adequate to support future investments, Citi now believes that current and future earnings in these entities could be repatriated at some point in the future.

First Quarter of 2013—Tax Benefit

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Among other provisions contained in the Act was a retroactive extension to the beginning of 2012 of the "active financing exception." As a result of the enactment of this new tax law, Citigroup recorded a tax benefit of approximately $45 million in the first quarter of 2013.

DISCLOSURE CONTROLS AND PROCEDURES

        Citi's disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including without limitation that information required to be disclosed by Citi in its SEC filings is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as appropriate to allow for timely decisions regarding required disclosure.

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

        Citi's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

        Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

        Citi, through its wholly owned banking subsidiary, Citibank, N.A., has branch operations in Bahrain (Citibank Bahrain) and Venezuela (Citibank Venezuela). These branches participate in the local government-run clearing and settlement exchange networks in each country for transactions involving automated teller machines (ATM), point-of-sale (POS) debit card transactions and/or the clearing and settlement of domestic checks. In addition, as required by the local law and the applicable operating rules for these exchange networks, all network participants, including these Citibank branches, must process transactions in which funds are drawn from, or deposited into, client accounts of other network participants.

        The Office of Foreign Assets Control (OFAC) has been aware of the requirement for financial institutions operating within a particular country to participate in these local government-run clearing and exchange networks (including the participation of these Citi branches in such networks), despite the fact that certain banks that have been designated for sanctions by OFAC based on their ties to Iran and involvement in certain activities (OFAC Designated Banks) also participate in these networks. Citi has license applications pending with the OFAC in connection with this activity.

        During the first quarter of 2013, Citibank Bahrain processed approximately 2,300 domestic check and ATM transactions (or approximately 2.3% of all domestic check and ATM transactions for Citibank Bahrain during the first quarter of 2013) involving Future Bank, an OFAC Designated Bank. The domestic check transactions resulted in no revenues or net income to Citi. The ATM transactions resulted in approximately $50.00 in gross revenues and approximately $25.00 in net income to Citi.

        During the first quarter of 2013, Citibank Venezuela processed a total of three domestic check transactions (which in aggregate, equaled approximately $6,800.00) involving Banco Internacional de Desarrollo, an OFAC Designated Bank. The transactions resulted in no revenues or net income to Citi.

        In addition, Citibank's branch operation in the United Arab Emirates (Citibank UAE) is compelled by local law to participate in the local government-run Wage Protection System (WPS), an electronic salary-transfer platform that is operated by the Central Bank of the UAE (CBUAE). All registered financial institutions are required by local law to participate in the WPS. Under the WPS, each local employer sends a secure file to its bank which in turn must process the file payments via the WPS to the various receiving banks where the employees hold their accounts. While transactions clear through the WPS at the CBUAE and Citibank UAE does not transact directly with the counterparty banks, certain OFAC Designated Banks are participants in the WPS and act as sending and/or receiving banks. Citi has discussed those banks' participation and the WPS requirements with OFAC, and has a license application pending with the agency.

        During the first quarter of 2013, Citibank UAE processed a single WPS payment that was destined to the account of one of its commercial customer's employees at an OFAC Designated Bank. The value of the transaction was $1,717.00 and the gross revenue and net profit to Citi was approximately $2.00 and $1.50, respectively.

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

        Generally, forward-looking statements are not based on historical facts but instead represent Citigroup's and its management's beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results and capital and other financial condition may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-Q, the factors listed and described under "Risk Factors" in Citi's 2012 Annual Report on Form 10-K and the factors and uncertainties summarized below:

  •
  the impact of the significant regulatory changes and uncertainties faced by Citi in the U.S. and non-U.S. jurisdictions in which it operates, and the possibility of additional regulatory requirements or changes beyond those already proposed, adopted or contemplated by U.S. or non-U.S. regulators, such as potential legislative and regulatory initiatives designed to address systemically important financial institutions;

  •
  the uncertainty regarding the timing and implementation of future regulatory capital requirements, including any new requirements as a result of legislation in the U.S., and the potential impact these requirements could have on Citi's businesses, results of operations and financial condition, and Citi's ability to meet the requirements as it projects or as required;

  •
  the impact of derivatives regulation, including the "push-out" provision, under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), as well as other international derivatives regulations, on Citi's competitiveness, compliance costs and risks and results of operations;

  •
  the potential impact of the proposed restrictions of the "Volcker Rule" provisions under the Dodd-Frank Act on Citi's market-making activities, the significant compliance costs and risks associated with those proposals, and the potential inconsistent regulatory regimes and increased compliance and other costs resulting from non-U.S. proposals;

  •
  the potential impact to Citi's business structures, activities and practices as a result of regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions, including as a result of U.S. regulatory guidance issued in the second quarter of 2013 regarding the submission of resolution plans;

  •
  the potential impact to Citi and its businesses of additional regulations with respect to securitizations;

  •
  the potential impact of the ongoing Eurozone debt and economic crisis, directly or indirectly, on Citi's businesses, results of operations or financial condition, including the exit of one or more countries from the European Monetary Union;

  •
  the uncertainty relating to the sustainability and pace of economic recovery and growth in the U.S. and globally, including in Latin America and Asia, and the impact any continued uncertainty could have on Citi's businesses, results of operations, including Citi's net credit losses and financial condition;

  •
  any significant global economic downturn or disruption, including a significant decline in global trade volumes, on Citi's businesses, results of operations and financial condition, particularly as compared to Citi's competitors;

  •
  the uncertainty regarding the level of U.S. government debt and potential downgrade of the U.S. government credit rating on Citi's businesses, results of operations, capital, funding and liquidity;

  •
  risks arising from Citi's extensive operations outside of the U.S., particularly in emerging markets, including among others foreign exchange controls, limitations on foreign investments, sociopolitical instability, nationalization, closure of branches or subsidiaries and confiscation of assets, as well as increased compliance and regulatory risks and costs;

  •
  the potential impact on Citi's liquidity and/or costs of funding as a result of external factors, such as market disruptions and changes in Citi's credit spreads;

  •
  the potential impact on Citi's funding and liquidity, as well as the results of operations for certain of its businesses, resulting from a reduction in Citi's or its more significant subsidiaries' credit ratings, including as a result of removal of any "government support uplift" factored into Citi's, or its more significant subsidiaries', credit ratings;

  •
  the potential impact on Citi's businesses, business practices, reputation, financial condition or results of operations from the extensive legal and regulatory proceedings, investigations and inquiries to which Citi is subject, including among others those related to its legacy U.S. mortgage-related activities, interbank offered rates submissions and anti-money laundering programs;

  •
  the impact of Citi Holdings on Citi's results of operations, and its ability to utilize the capital supporting the remaining assets of Citi Holdings for more productive purposes;

  •
  Citi's ability to return capital to shareholders and the potential market impact if it is not able to do so, whether as a result of future Comprehensive Capital Analysis and Review (CCAR) processes, required supervisory stress tests or otherwise;

  •
  Citi's ability to achieve its announced or anticipated expense reductions, including as a result of its repositioning efforts announced in December 2012 as well as external factors outside of its control;

  •
  Citi's ability to continue to utilize its DTAs, including its ability to generate U.S. taxable earnings during the relevant carry-forward periods, particularly the FTC carry-forward periods;

  •
  the potential impact on the value of Citi's DTAs if U.S., state or foreign tax rates are reduced, or if other changes are made to the U.S. tax system, such as changes to the tax treatment of foreign business income;

  •
  Citi's failure to maintain its contractual relationships with various retailers and merchants within its U.S. credit card businesses in NA RCB, such as the ongoing uncertainty related to the Citi-AAdvantage card program, and the potential impact any such failure could have on the results of operations or financial condition of those businesses;

  •
  the potential impact to Citi from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses;

  •
  the potential impact on Citi's performance, including its competitive position and ability to execute its strategy, if Citi is unable to hire or retain qualified employees;

  •
  the possibility of incorrect assumptions or estimates in Citi's financial statements, and the potential impact of regulatory changes to financial accounting and reporting standards on how Citi records and reports its financial condition and results of operations;

  •
  the potential impact of changes in the regulation of or method for determining LIBOR on the value of any LIBOR-linked debt securities and other financial obligations held or issued by Citi or on Citi's results of operations or financial condition;

  •
  the effectiveness of Citi's risk management and mitigation processes and strategies, including the effectiveness of its risk models;

  •
  the impact on Citi of any regulatory guidelines or requirements regarding a prescribed amount or type of debt at the holding company level pursuant to the U.S. regulators orderly liquidation authority under Title II of the Dodd-Frank Act;

  •
  losses Citi could incur as a result of employee misconduct, such as fraud;

  •
  Citi's ability to continue to grow volumes and achieve efficiency savings to offset ongoing spread compression in certain of its businesses; and

  •
  Citi's ability to continue to efficiently allocate its resources across its targeted markets, clients and products, and successfully execute against its strategy, including to achieve its 2015 financial targets relating to returns on assets and tangible common equity and Citicorp operating efficiency.

        Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

 FINANCIAL STATEMENTS AND NOTES

TABLE OF CONTENTS

 CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2013	2012
Revenues
Interest revenue	$16,165	$17,537
Interest expense	4,281	5,590

Net interest revenue	$11,884	$11,947

Commissions and fees	$3,532	$3,138
Principal transactions	2,447	1,931
Administration and other fiduciary fees	1,068	981
Realized gains on sales of investments, net	450	1,925
Other-than-temporary impairment losses on investments
Gross impairment losses(1)	(261)	(1,327)
Less: Impairments recognized in AOCI	—	22

Net impairment losses recognized in earnings	$(261)	(1,305)

Insurance premiums	611	$635
Other revenue	760	154

Total non-interest revenues	$8,607	$7,459

Total revenues, net of interest expense	$20,491	$19,406

Provisions for credit losses and for benefits and claims
Provision for loan losses	$2,295	$2,828
Policyholder benefits and claims	231	229
Provision (release) for unfunded lending commitments	14	(38)

Total provisions for credit losses and for benefits and claims	$2,540	$3,019

Operating expenses
Compensation and benefits	$6,348	$6,385
Premises and equipment	849	799
Technology/communication	1,550	1,382
Advertising and marketing	460	503
Other operating	3,191	3,250

Total operating expenses	$12,398	$12,319

Income from continuing operations before income taxes	$5,553	$4,068
Provision for income taxes	1,588	1,006

Income from continuing operations	$3,965	$3,062

Discontinued operations
Loss from discontinued operations	$(155)	$(3)
Gain (loss) on sale	56	(1)
Provision (benefit) for income taxes	(32)	1

Loss from discontinued operations, net of taxes	$(67)	(5)

Net income before attribution of noncontrolling interests	$3,898	$3,057
Noncontrolling interests	90	126

Citigroup's net income	$3,808	$2,931

Basic earnings per share
Income from continuing operations	$1.25	$0.98
Income (loss) from discontinued operations, net of taxes	(0.02)	—

Net income	$1.23	$0.98

Weighted average common shares outstanding	3,040.1	2,926.2

Diluted earnings per share(2)
Income from continuing operations	$1.25	$0.96
Income (loss) from discontinued operations, net of taxes	(0.02)	—

Net income	$1.23	$0.95

Adjusted weighted average common shares outstanding	3,044.7	3,014.5

(1)
The first quarter of 2012 included the recognition of a $1,181 million impairment charge related to Citi's investment in Akbank. See Note 12 to the Consolidated Financial Statements.

(2)
Due to rounding, earnings per share on continuing operations and discontinuing operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2013	2012
Net income before attribution of noncontrolling interests	$3,898	$3,057

Citigroup's other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$169	$(774)
Net change in cash flow hedges, net of taxes	125	220
Net change in foreign currency translation adjustment, net of taxes and hedges	(711)	1,697
Pension liability adjustment, net of taxes(1)	254	(90)

Citigroup's total other comprehensive income (loss)	$(163)	$1,053

Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$(16)	$9
Net change in foreign currency translation adjustment, net of taxes	(35)	55

Total other comprehensive income (loss) attributable to noncontrolling interests	$(51)	$64

Total comprehensive income before attribution of noncontrolling interests	$3,684	$4,174
Total comprehensive income attributable to noncontrolling interests	39	190

Citigroup's comprehensive income	$3,645	$3,984

(1)
Primarily reflects adjustments based on the year-end actuarial valuations of the Company's pension and postretirement plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$31,150	$36,453
Deposits with banks	143,227	102,134
Federal funds sold and securities borrowed or purchased under agreements to resell (including $167,748 and $160,589 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	270,426	261,311
Brokerage receivables	25,235	22,490
Trading account assets (including $118,594 and $105,458 pledged to creditors at March 31, 2013 and December 31, 2012, respectively)	308,321	320,929
Investments (including $25,726 and $21,423 pledged to creditors at March 31, 2013 and December 31, 2012, respectively, and $287,339 and $294,463 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	304,859	312,326
Loans, net of unearned income
Consumer (including $1,202 and $1,231 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	395,176	408,671
Corporate (including $3,786 and $4,056 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	251,188	246,793

Loans, net of unearned income	$646,364	$655,464
Allowance for loan losses	(23,727)	(25,455)

Total loans, net	$622,637	$630,009
Goodwill	25,474	25,673
Intangible assets (other than MSRs)	5,457	5,697
Mortgage servicing rights (MSRs)	2,203	1,942
Other assets (including $13,669 and $13,299 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	142,736	145,660
Assets of discontinued operations held for sale	9	36

Total assets	$1,881,734	$1,864,660

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

In millions of dollars	March 31, 2013	December 31, 2012
	(Unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$723	$498
Trading account assets	1,915	481
Investments	11,551	10,751
Loans, net of unearned income
Consumer (including $1,159 and $1,191 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	58,938	93,936
Corporate (including $147 and $157 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	23,014	23,684

Loans, net of unearned income	$81,952	$117,620
Allowance for loan losses	(3,635)	(5,854)

Total loans, net	$78,317	$111,766
Other assets	1,267	674

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$93,773	$124,170

Statement continues on the next page.

 CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares and per share amounts	March 31, 2013	December 31, 2012
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$124,487	$129,657
Interest-bearing deposits in U.S. offices (including $889 and $889 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	260,221	247,716
Non-interest-bearing deposits in offices outside the U.S.	65,542	65,024
Interest-bearing deposits in offices outside the U.S. (including $667 and $558 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	483,512	488,163

Total deposits	$933,762	$930,560
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $124,854 and $116,689 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	222,053	211,236
Brokerage payables	59,299	57,013
Trading account liabilities	120,226	115,549
Short-term borrowings (including $915 and $818 as March 31, 2013 and December 31, 2012, respectively, at fair value)	48,193	52,027
Long-term debt (including $28,151 and $29,764 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	234,326	239,463
Other liabilities (including $2,721 and $2,910 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	68,536	67,815
Liabilities of discontinued operations held for sale	—	—

Total liabilities	$1,686,395	$1,673,663

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 125,038 as of March 31, 2013 and 102,038 as of December 31, 2012, at aggregate liquidation value	$3,137	$2,562
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,062,087,203 as of March 31, 2013 and 3,043,153,204 as of December 31, 2012	31	30
Additional paid-in capital	106,661	106,391
Retained earnings	101,580	97,809
Treasury stock, at cost: March 31, 2013—19,202,603 shares and December 31, 2012—14,269,301 shares	(991)	(847)
Accumulated other comprehensive income (loss)	(17,059)	(16,896)

Total Citigroup stockholders' equity	$193,359	$189,049
Noncontrolling interest	1,980	1,948

Total equity	$195,339	$190,997

Total liabilities and equity	$1,881,734	$1,864,660

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

In millions of dollars	March 31, 2013	December 31, 2012
	(Unaudited)
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$15,822	$15,637
Long-term debt (including $1,285 and $1,330 as of March 31, 2013 and December 31, 2012, respectively, at fair value)	25,593	26,346
Other liabilities	2,235	1,224

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$43,650	$43,207

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2013	2012
Preferred stock at aggregate liquidation value
Balance, beginning of year	$2,562	$312
Issuance of preferred stock	575	—

Balance, end of period	$3,137	$312

Common stock and additional paid-in capital
Balance, beginning of year	$106,421	$105,833
Employee benefit plans	286	(19)
Other	(15)	2

Balance, end of period	$106,692	$105,816

Retained earnings
Balance, beginning of year	$97,809	$90,520
Adjustment to opening balance, net of taxes(1)	—	(107)

Adjusted balance, beginning of year	$97,809	$90,413
Citigroup's net income	3,808	2,931
Common dividends(2)	(33)	(30)
Preferred dividends	(4)	(4)

Balance, end of period	$101,580	$93,310

Treasury stock, at cost
Balance, beginning of year	$(847)	$(1,071)
Issuance of shares pursuant to employee benefit plans	(144)	192
Treasury stock acquired(3)	—	(4)

Balance, end of period	$(991)	$(883)

Citigroup's accumulated other comprehensive income (loss)
Balance, beginning of year	$(16,896)	$(17,788)
Net change in Citigroup's Accumulated other comprehensive income (loss)	(163)	1,053

Balance, end of period	$(17,059)	$(16,735)

Total Citigroup common stockholders' equity (shares outstanding: 3,042,885 as of March 31, 2013 and 3,028,884 as of December 31, 2012)	$190,222	$181,508

Total Citigroup stockholders' equity	$193,359	$181,820

Noncontrolling interest
Balance, beginning of year	$1,948	$1,767
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	(2)	—
Transactions between Citigroup and the noncontrolling-interest shareholders	16	(53)
Net income attributable to noncontrolling-interest shareholders	90	126
Dividends paid to noncontrolling-interest shareholders	(4)	(4)
Net change in Accumulated other comprehensive income (loss)	(51)	64
Other	(17)	3

Net change in noncontrolling interests	$32	$136

Balance, end of period	$1,980	$1,903

Total equity	$195,339	$183,723

(1)
The adjustment to the opening balance for Retained earnings in the first quarter of 2012 represents the cumulative effect of adopting ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 1 to the Consolidated Financial Statements.

(2)
Common dividends declared were $0.01 per share in the first quarter of 2013 and 2012.

(3)
Consists of shares added to treasury stock related to (i) activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi's employee restricted or deferred stock program where shares are withheld to satisfy tax requirements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Citigroup Inc. and Subsidiaries

	Three months ended March 31,
In millions of dollars	2013	2012
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$3,898	$3,057
Net income attributable to noncontrolling interests	90	126

Citigroup's net income	$3,808	$2,931
Loss from discontinued operations, net of taxes	(105)	(4)
Gain (loss) on sale, net of taxes	38	(1)

Income from continuing operations—excluding noncontrolling interests	$3,875	$2,936
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	603	738
Provision for credit losses	2,309	2,790
Realized gains from sales of investments	(450)	(1,925)
Net impairment losses recognized in earnings	261	1,305
Change in trading account assets	12,608	(15,316)
Change in trading account liabilities	4,677	9,874
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(9,115)	(13,208)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	10,817	27,635
Change in brokerage receivables net of brokerage payables	(459)	(11,396)
Change in loans held-for-sale	(2,699)	3,861
Change in other assets	5,623	(2,196)
Change in other liabilities	721	71
Other, net	(3,752)	4,284

Total adjustments	$21,144	$6,517

Net cash provided by operating activities of continuing operations	$25,019	$9,453

Cash flows from investing activities of continuing operations
Change in deposits with banks	$(41,093)	$(28,165)
Change in loans	1,205	(7,813)
Proceeds from sales and securitizations of loans	2,351	1,043
Purchases of investments	(57,410)	(62,929)
Proceeds from sales of investments	41,288	31,006
Proceeds from maturities of investments	25,987	29,165
Capital expenditures on premises and equipment and capitalized software	(734)	(844)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	140	163

Net cash used in investing activities of continuing operations	$(28,266)	$(38,374)

Cash flows from financing activities of continuing operations
Dividends paid	$(34)	$(34)
Issuance of preferred stock	575	—
Treasury stock acquired	—	(4)
Stock tendered for payment of withholding taxes	(444)	(187)
Issuance of long-term debt	9,273	7,725
Payments and redemptions of long-term debt	(10,198)	(23,168)
Change in deposits	3,202	40,076
Change in short-term borrowings	(3,834)	1,920

Net cash (used in) provided by financing activities of continuing operations	$(1,460)	$26,328

Effect of exchange rate changes on cash and cash equivalents	$(596)	$397

Discontinued operations
Net cash provided by discontinued operations	$—	$—

Change in cash and due from banks	$(5,303)	$(2,196)
Cash and due from banks at beginning of year	36,453	28,701

Cash and due from banks at end of year	$31,150	$26,505

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$1,127	$916
Cash paid during the year for interest	$3,755	$4,602

Non-cash investing activities
Transfers to OREO and other repossessed assets	$68	$137

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company, Citi or Citigroup). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 Annual Report on Form 10-K).

        Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP), but is not required for interim reporting purposes, has been condensed or omitted.

        Management must make estimates and assumptions that affect the Consolidated Financial Statements and the related footnote disclosures. While management makes its best judgment, actual results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in these estimates.

        Throughout these Notes, "Citigroup," "Citi" and the "Company" refer to Citigroup Inc. and its consolidated subsidiaries.

        Certain reclassifications have been made to the prior-period's financial statements and notes to conform to the current period's presentation.

        As noted above, the Notes to Consolidated Financial Statements are unaudited.

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with GAAP. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed in more detail in Note 18 to the Consolidated Financial Statements, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.

Citibank, N.A.

        Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank's principal offerings include: Consumer finance, mortgage lending, and retail banking products and services; investment banking, commercial banking, cash management, trade finance and e-commerce products and services; and private banking products and services.

Significant Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified six policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Goodwill, Income Taxes and Litigation Accruals. The Company, in consultation with the Audit Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described under "Significant Accounting Policies and Significant Estimates" and Note 1 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.

 ACCOUNTING CHANGES

Reclassification out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which required new footnote disclosures of items reclassified from accumulated Other Comprehensive Income (OCI) to net income. The requirements became effective for the first quarter of 2013 and are included in Note 17 to the Consolidated Financial Statements.

Testing Indefinite-Lived Intangible Assets for Impairment

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Some examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The ASU allows companies to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The ASU became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

Offsetting

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU requires new disclosures for derivatives, resale and repurchase agreements, and securities borrowing and lending transactions that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The standard requires disclosures that provide incremental gross and net information in the current notes to the financial statements for the relevant assets and liabilities. The ASU did not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The new incremental disclosure requirements became effective for Citigroup on January 1, 2013 and are required to be presented retrospectively for prior periods. The new incremental requirements can be found in Note 10 to the Consolidated Financial Statements for resale and repurchase agreements and securities borrowing and lending transactions and Note 19 to the Consolidated Financial Statements for derivatives.

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

Presentation of Comprehensive Income

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Citigroup selected the two-statement approach. Under this approach, Citi is required to present components of net income and total net income in the Statement of Income. The Statement of Comprehensive Income follows the Statement of Income and includes the components of OCI and a total for OCI, along with a total for comprehensive income. The ASU removed the option of reporting OCI in the statement of changes in stockholders' equity. This ASU became effective for Citigroup on January 1, 2012 and a Statement of Comprehensive Income is included in these Consolidated Financial Statements.

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

        The ASU became effective for Citigroup on January 1, 2012 and was adopted using the retrospective method. As a result of implementing the ASU, in the first quarter of 2012, DAC was reduced by approximately $165 million and a $58 million deferred tax asset was recorded with an offset to opening retained earnings of $107 million (net of tax).

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Financial Instruments—Credit Losses

        In December 2012, the FASB issued a proposed ASU, Financial Instruments—Credit Losses. This proposed ASU, or exposure draft, was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB, and does not constitute accounting guidance until a final ASU is issued.

        The exposure draft contains proposed guidance developed by the FASB with the goal of improving financial reporting about expected credit losses on loans, securities and other financial assets held by banks, financial institutions, and other public and private organizations. The exposure draft proposes a new accounting model intended to require earlier recognition of credit losses, while also providing additional transparency about credit risk.

        The FASB's proposed model would utilize a single "expected credit loss" measurement objective for the recognition of credit losses, replacing the multiple existing impairment models in U.S. GAAP which generally require that a loss be "incurred" before it is recognized.

        The FASB's proposed model represents a significant departure from existing U.S. GAAP, and may result in material changes to the Company's accounting for financial instruments. The impact of the FASB's final ASU to the Company's financial statements will be assessed when it is issued. The exposure draft does not contain a proposed effective date; this would be included in the final ASU, when issued.

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

        The principal-agent consolidation proposal would require all VIEs, including those that are investment companies, to be evaluated for consolidation under the same requirements. All of these projects may have significant impacts for the Company. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

2.  DISCONTINUED OPERATIONS

Sale of Certain Citi Capital Advisors Business

        During the third quarter of 2012, the Company executed definitive agreements to transition a carve-out of its liquid strategies business within Citi Capital Advisors (CCA), which is part of the Institutional Clients Group segment, to certain employees responsible for managing those operations. This transition will occur pursuant to two separate transactions, creating two separate management companies, with each such transaction accounted for as a sale. At the close of the first transaction in February 2013, Citigroup retained a 24.9% passive equity interest in the management company created as a result of the sale (which will continue to be held in Citi's Institutional Clients Group segment) and recorded a gain on sale of $56 million. The second transaction is expected to be completed in 2013.

        This sale is reported as discontinued operations for the second half of 2012 and going forward. Prior periods were not reclassified due to the immateriality of the impact in those periods.

        The following is a summary as of March 31, 2013 of the assets sold or held for sale on the Consolidated Balance Sheet related to CCA:

In millions of dollars	March 31, 2013
Assets
Deposits at interest with banks	$4
Goodwill	2
Other assets	3

Total assets	$9

        Summarized financial information for Discontinued operations for the operations related to CCA follows:

In millions of dollars	Three Months Ended March 31, 2013
Total revenues, net of interest expense	$58

Loss from discontinued operations	$(128)
Gain on sale	56
Benefit for income taxes	(22)

Loss from discontinued operations, net of taxes	$(50)

Sale of Egg Banking plc Credit Card Business

        On March 1, 2011, the Company announced that Egg Banking plc (Egg), an indirect subsidiary that was part of Citi Holdings, entered into a definitive agreement to sell its credit card business to Barclays PLC. The sale closed on April 28, 2011.

        This sale is reported as discontinued operations for 2011 and going forward; 2010 was not reclassified, due to the immateriality of the impact in that period. An after-tax gain on sale of $126 million was recognized upon closing. Egg operations had total assets and total liabilities of approximately $2.7 billion and $39 million, respectively, at the time of sale.

        Summarized financial information for Discontinued operations, including cash flows, for the credit card operations related to Egg follows:

	Three Months Ended March 31,
In millions of dollars	2013	2012
Total revenues, net of interest expense	$—	$1

Loss from discontinued operations	$(27)	$(3)
Loss on sale	—	(1)
Benefit for income taxes	(10)	(1)

Loss from discontinued operations, net of taxes	$(17)	$(3)

Combined Results for Discontinued Operations

        The following is summarized financial information for the CCA business, the Egg credit card business, and previous discontinued operations, for which Citi continues to have minimal residual costs associated with the sales.

	Three Months Ended March 31,
In millions of dollars	2013	2012
Total revenues, net of interest expense	$58	$1

Loss from discontinued operations	$(155)	$(3)
Gain (loss) on sale	56	(1)
(Benefit) provision for income taxes	(32)	1

Loss from discontinued operations, net of taxes	$(67)	$(5)

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

        The Citi Holdings segment is composed of Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.

        The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements in Citi's 2012 Annual Report on Form 10-K.

        The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period's presentation. Reclassifications during the first quarter of 2013 relate to the re-allocation of certain administrative costs among Citi's businesses and the re-allocation of certain funding costs among Citi's businesses.

        The following table presents certain information regarding the Company's continuing operations by segment:

	Total revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
	Three Months Ended March 31,
In millions of dollars, except identifiable assets in billions							March 31, 2013	December 31, 2012
	2013	2012	2013	2012	2013	2012
Global Consumer Banking	$10,013	$10,006	$994	$1,008	$1,951	$2,177	$403	$404
Institutional Clients Group	9,584	8,047	1,406	638	3,125	2,233	1,050	1,062
Corporate/Other	(7)	471	(253)	7	(322)	(331)	280	243

Total Citicorp	$19,590	$18,524	$2,147	$1,653	$4,754	$4,079	$1,733	$1,709
Citi Holdings	901	882	(559)	(647)	(789)	(1,017)	149	156

Total	$20,491	$19,406	$1,588	$1,006	$3,965	$3,062	$1,882	$1,865

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $8.7 billion and $7.3 billion; in EMEA of $3.1 billion and $3.2 billion; in Latin America of $3.8 billion and $3.6 billion; and in Asia of $4.0 billion and $4.0 billion for the three months ended March 31, 2013 and 2012, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.7 billion and $1.6 billion; in the ICG results of $65 million and $89 million; and in the Citi Holdings results of $0.7 billion and $1.3 billion for the three months ended March 31, 2013 and 2012, respectively.

4.  INTEREST REVENUE AND EXPENSE

        For the three months ended March 31, 2013 and 2012, respectively, Interest revenue and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2013	2012
Interest revenue
Loan interest, including fees	$11,628	$12,482
Deposits with banks	258	367
Federal funds sold and securities borrowed or purchased under agreements to resell	688	943
Investments, including dividends	1,802	1,910
Trading account assets(1)	1,630	1,697
Other interest	159	138

Total interest revenue	$16,165	$17,537

Interest expense
Deposits(2)	$1,627	$2,022
Federal funds purchased and securities loaned or sold under agreements to repurchase	609	695
Trading account liabilities(1)	42	53
Short-term borrowings	163	208
Long-term debt	1,840	2,612

Total interest expense	$4,281	$5,590

Net interest revenue	$11,884	$11,947
Provision for loan losses	2,295	2,828

Net interest revenue after provision for loan losses	$9,589	$9,119

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $299 million and $372 million for three months ended March 31, 2013 and 2012, respectively.

5.  COMMISSIONS AND FEES

        The table below sets forth Citigroup's Commissions and fees revenue for the three months ended March 31, 2013 and 2012, respectively. The primary components of Commissions and fees revenue for the three months ended March 31, 2013 were credit card and bank card fees, investment banking fees and trading-related fees.

        Credit card and bank card fees are primarily composed of interchange revenue and certain card fees, including annual fees, reduced by reward program costs and certain partner payments. Interchange revenue and fees are recognized when earned, except for annual card fees, which are deferred and amortized on a straight-line basis over a 12-month period. Reward costs are recognized when points are earned by the customers.

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

        The following table presents Commissions and fees revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2013	2012
Credit cards and bank cards	$685	$712
Investment banking	925	654
Trading-related	695	608
Transaction services	384	373
Other Consumer(1)	221	216
Checking-related	206	238
Loan servicing	137	40
Corporate finance(2)	159	134
Other	120	163

Total commissions and fees	$3,532	$3,138

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

        The following table presents principal transactions revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2013	2012
Global Consumer Banking	$211	$256
Institutional Clients Group	2,415	1,916
Corporate/Other	(142)	(120)

Subtotal Citicorp	$2,484	$2,052

Local Consumer Lending	$(6)	$(23)
Brokerage and Asset Management	(5)	5
Special Asset Pool	(26)	(103)

Subtotal Citi Holdings	$(37)	$(121)

Total Citigroup	$2,447	$1,931

Interest rate contracts(1)	$1,482	$791
Foreign exchange contracts(2)	431	754
Equity contracts(3)	158	342
Commodity and other contracts(4)	116	(21)
Credit derivatives(5)	260	65

Total	$2,447	$1,931

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

7.  INCENTIVE PLANS

        The Company makes restricted or deferred stock and/or deferred cash awards, as well as stock payments, as part of its discretionary annual incentive award programs involving a large segment of Citigroup's employees worldwide. Stock and deferred cash awards and grants of stock options may also be made at various times during the year as sign-on awards to induce new hires to join the Company, or to high-potential employees as long-term retention awards. Long-term restricted stock awards and salary stock payments have also been used to fulfill specific regulatory requirements to deliver annual salary and incentive awards to certain officers and highly-compensated employees in the form of equity. Consistent with long-standing practice, a portion of annual compensation for non-employee directors is also delivered in the form of equity awards. Various other incentive award programs are made on an annual or other regular basis to retain and motivate certain employees who do not participate in Citigroup's annual discretionary incentive awards.

        Recipients of Citigroup stock awards and option grants generally do not have any stockholder rights prior to vesting or exercise. Recipients of restricted or deferred stock awards, however, may be entitled to receive dividends or dividend-equivalent payments during the vesting period, unless the award is subject to performance criteria. Pursuant to an amendment to Citigroup's 2009 Stock Incentive Plan, approved by stockholders at the annual meeting on April 24, 2013, unvested stock awards subject to performance criteria may accrue rights to dividend equivalents that will be paid if and when, and only to the extent that, the shares awarded vest. Additionally, because unvested shares of restricted stock are considered issued and outstanding, recipients of such awards are generally entitled to vote the shares in their award during the vesting period. Once a stock award vests, the shares are freely transferable, unless they are subject to a restriction on sale or transfer for a specified period. Pursuant to a stock ownership commitment, certain executives have committed to holding most of their vested shares indefinitely.

        All equity awards granted since April 19, 2005, have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of independent non-employee directors.

Selected programs are described below. For additional information on Citi's incentive plans, see Note 8 to the Consolidated Financial Statements in Citi's 2012 Annual Report on Form 10-K.

Stock Award, Stock Option and Deferred Cash Award Programs

        Most of the shares of common stock issued by Citigroup as part of its equity compensation programs are to settle the vesting of restricted and deferred stock awards granted as part of annual incentive awards. These annual incentive awards generally also include immediate cash bonus payments and deferred cash awards and, in the European Union (EU), immediately vested stock payments. Compensation expense for stock award, stock option and deferred cash award programs reported in the table above includes expense for annual incentive award programs and for new-hire and retention awards made during the covered periods. Annual incentives are generally awarded in the first quarter of the year based upon previous years' performance.

        Deferred cash awards made to certain employees in February 2013 are subject to a discretionary performance-based vesting condition under which an amount otherwise scheduled to vest may be reduced in the event of a "material adverse outcome" for which a participant has "significant responsibility."

        CAP awards made to certain employees in February 2013 and deferred cash awards made to certain employees in January 2012 are subject to a formulaic performance-based vesting condition pursuant to which amounts otherwise scheduled to vest will be reduced based on the amount of any pre-tax loss by a participant's business in the calendar year preceding the scheduled vesting date. For the February 2013 CAP awards, a minimum reduction of 20% applies for the first dollar of loss.

        The Company granted 21 million shares as equity awards in the first quarter of 2013, most of which were shares awarded under CAP, are subject to vesting conditions, and have not yet been issued.

Performance Share Units

        Certain executive officers were awarded a target number of performance share units (PSUs) on February 19, 2013 for performance in 2012. PSUs will be earned only to the extent that Citigroup attains specified performance goals relating to Citigroup's return on assets and relative total shareholder return against peers over a three-year period covering 2013, 2014 and 2015. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded. The value of each PSU is equal to the value of one share of Citi common stock. The value of the award will fluctuate with changes in Citigroup's share price and the attainment of the specified performance goals, until it is settled solely in cash after the end of the performance period.

Variable Incentive Compensation

        Citigroup has various incentive plans globally that are used to motivate and reward performance primarily in the areas of sales, operational excellence and customer satisfaction. These programs are reviewed on a periodic basis to ensure that they are structured appropriately, aligned to shareholder interests and adequately risk balanced.

8.  RETIREMENT BENEFITS

        For additional information on Citi's retirement benefits, see Note 9 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.

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

Net (Benefit) Expense

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Qualified Plans
Benefits earned during the year	$3	$3	$54	$50	$—	$—	$10	$7
Interest cost on benefit obligation	126	141	95	90	9	11	37	28
Expected return on plan assets	(214)	(224)	(101)	(98)	(1)	(1)	(31)	(25)
Amortization of unrecognized
Prior service cost (benefit)	(1)	—	1	1	—	—	—	—
Net actuarial loss	31	24	22	19	—	2	11	6

Net qualified plans (benefit) expense	$(55)	$(56)	$71	$62	$8	$12	$27	$16

Nonqualified plans expense	$12	$10	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(43)	$(46)	$71	$62	$8	$12	$27	$16

Contributions

        The Company's funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no minimum required cash contributions during the first quarter of 2013.

        The following table summarizes the actual Company contributions for the quarters ended March 31, 2013 and 2012, as well as estimated expected Company contributions for the remainder of 2013. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Company contributions(2) for the three months ended March 31	$10	$11	$98	$47	$14	$14	$170	$2

Company contributions expected for the remainder of the year	$35	$35	$121	$204	$43	$41	$7	$93

(1)
The U.S. pension plans include qualified and nonqualified plans.

(2)
Company contributions are composed of cash contributions made to the plans and benefits paid directly to participants by the Company.

Postemployment Plans

        The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.

        The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company's U.S. postemployment plans.

	Three Months Ended March 31,
In millions of dollars	2013	2012
Service related expense
Benefits earned during the year	$7	$6
Interest cost on benefit obligation	3	3
Amortization of unrecognized
Prior service cost	2	2
Net actuarial loss	3	3

Total service related expense	$15	$14

Non-service related expense	$7	$7

Total net expense	$22	$21

Defined Contribution Plans

        The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citigroup 401(k) Plan sponsored by the Company in the U.S.

        Under the Citigroup 401(k) Plan, eligible U.S. employees receive matching contributions of up to 6% of their eligible compensation for 2013 and 2012, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants' individual elections. The pretax expense associated with this plan amounted to approximately $103 million and $97 million in the first quarters of 2013 and 2012, respectively.

9.  EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three months ended March 31:

In millions, except per-share amounts	2013	2012
Income from continuing operations before attribution of noncontrolling interests	$3,965	$3,062
Less: Noncontrolling interests from continuing operations	90	126

Net income from continuing operations (for EPS purposes)	$3,875	$2,936
Income (loss) from discontinued operations, net of taxes	(67)	(5)

Citigroup's net income	$3,808	$2,931
Less: Preferred dividends	4	4

Net income available to common shareholders	$3,804	$2,927
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	72	54

Net income allocated to common shareholders for basic EPS	$3,732	$2,873
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	4

Net income allocated to common shareholders for diluted EPS	$3,732	$2,877

Weighted-average common shares outstanding applicable to basic EPS	3,040.1	2,926.2
Effect of dilutive securities
T-DECs	—	87.7
Options	4.0	—
Other employee plans	0.5	0.5
Convertible securities	0.1	0.1

Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,044.7	3,014.5

Basic earnings per share
Income from continuing operations	$1.25	$0.98
Discontinued operations	(0.02)	—

Net income	$1.23	$0.98

Diluted earnings per share(1)
Income from continuing operations	$1.25	$0.96
Discontinued operations	(0.02)	—

Net income	$1.23	$0.95

(1)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

        During the first quarters of 2013 and 2012, weighted-average options to purchase 8.2 million and 36.6 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $80.84 and $60.68, respectively, were greater than the average market price of the Company's common stock.

        Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively, were not included in the computation of earnings per share in the first quarters of 2013 and 2012 because they were anti-dilutive.

        Pursuant to the terms of Citi's previously outstanding Tangible Dividend Enhanced Common Stock Securities (T-DECs), on December 17, 2012, the Company delivered 96,337,772 shares of Citigroup common stock for the final settlement of the prepaid stock purchase contract. The impact of the T-DECs was fully reflected in the basic shares for the first quarter of 2013 and diluted shares for the first quarter of 2012.

        During the first quarter of 2013, Citi issued approximately $575 million of non-cumulative perpetual preferred stock. During the fourth quarter of 2012, Citi issued approximately $2.25 billion of non-cumulative perpetual preferred stock. If declared by the Board of Directors, Citi will distribute preferred dividends of approximately $19 million and $97 million, respectively, relating to these preferred stock issuances during 2013.

10.  FEDERAL FUNDS/SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

        Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at March 31, 2013 and December 31, 2012:

In millions of dollars	March 31, 2013	December 31, 2012
Federal funds sold	$5	$97
Securities purchased under agreements to resell	143,116	138,549
Deposits paid for securities borrowed	127,305	122,665

Total	$270,426	$261,311

        Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at March 31, 2013 and December 31, 2012:

In millions of dollars	March 31, 2013	December 31, 2012
Federal funds purchased	$1,113	$1,005
Securities sold under agreements to repurchase	192,293	182,330
Deposits received for securities loaned	28,647	27,901

Total	$222,053	$211,236

        The resale and repurchase agreements represent collateralized financing transactions. The Company executes these transactions through its broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the Company's trading inventory. Transactions executed by the Company's bank subsidiaries primarily facilitate customer financing activity.

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

        The resale and repurchase agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities, as the case may be, by the non-defaulting party, following a payment or other type of default under the relevant master agreement. Events of default generally include: (i) failure to deliver cash or securities as required under the transaction, (ii) failure to provide or return cash or securities as used for margining purposes, (iii) breach of representation, (iv) cross-default to another transaction entered into among the parties, or, in some cases, their affiliates, and (v) a repudiation of obligations under the agreement. The counterparty that receives the securities in these transactions is generally unrestricted in its use of the securities, with the exception of transactions executed on a tri-party basis.

        The majority of the resale and repurchase agreements are recorded at fair value, as described in Note 21 to the Consolidated Financial Statements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.

        The securities borrowing and lending agreements also represent collateralized financing transactions similar to the resale and repurchase agreements. Collateral typically consists of government and government-agency securities and corporate debt and equity securities.

        Similar to the resale and repurchase agreements, securities borrowing and lending agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities, as the case may be, by the non-defaulting party, following a payment or other default by the other party under the relevant master agreement. Events of default and rights to use securities under the securities borrowing and lending agreements are similar to the resale and repurchase agreements referenced above.

        A majority of securities borrowing and lending agreements are recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 21 to the Consolidated Financial Statements. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.

        The enforceability of offsetting rights incorporated in the master netting agreements for resale and repurchase agreements and securities borrowing and lending agreements is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing which provides the requisite level of certainty regarding the enforceability of these agreements and that the exercise of rights by the non-defaulting party under these agreements will not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.

        The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of March 31, 2013 and December 31, 2012. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of March 31, 2013:
In millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(2)	Net Amounts(3)
Securities purchased under agreements to resell	$212,962	$69,846	$143,116	$115,426	$27,690
Deposits paid for securities borrowed	127,305	—	127,305	35,519	91,786

Total	$340,267	$69,846	$270,421	$150,945	$119,476

In millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(2)	Net Amounts(3)
Securities sold under agreements to repurchase	$262,139	$69,846	$192,293	$89,254	$103,039
Deposits received for securities loaned	28,647	—	28,647	14,036	14,611

Total	$290,786	$69,846	$220,940	$103,290	$117,650

	As of December 31, 2012:
In millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(2)	Net Amounts(3)
Securities purchased under agreements to resell	$187,950	$49,401	$138,549	$111,745	$26,804
Deposits paid for securities borrowed	122,665	—	122,665	34,733	87,932

Total	$310,615	$49,401	$261,214	$146,478	$114,736

In millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(2)	Net Amounts(3)
Securities sold under agreements to repurchase	$231,731	$49,401	$182,330	$104,681	$77,649
Deposits received for securities loaned	27,901	—	27,901	15,579	12,322

Total	$259,632	$49,401	$210,231	$120,260	$89,971

(1)
Includes financial instruments subject to enforceable master agreements that are permitted to be offset under ASC 210-20-45.

(2)
Includes financial instruments subject to enforceable master netting agreements that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default has occurred.

(3)
Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

11.  TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at March 31, 2013 and December 31, 2012:

In millions of dollars	March 31, 2013	December 31, 2012
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$29,725	$31,160
Prime	1,162	1,248
Alt-A	674	801
Subprime	1,290	812
Non-U.S. residential	590	607
Commercial	2,672	2,441

Total mortgage-backed securities	$36,113	$37,069

U.S. Treasury and federal agency securities
U.S. Treasury	$15,349	$17,472
Agency obligations	3,633	2,884

Total U.S. Treasury and federal agency securities	$18,982	$20,356

State and municipal securities	$4,677	$3,806
Foreign government securities	85,279	89,239
Corporate	33,454	35,224
Derivatives(2)	55,300	54,620
Equity securities	54,462	56,998
Asset-backed securities(1)	5,388	5,352
Other debt securities(3)	14,666	18,265

Total trading account assets	$308,321	$320,929

Trading account liabilities
Securities sold, not yet purchased	$67,441	$63,798
Derivatives(2)	52,785	51,751

Total trading account liabilities	$120,226	$115,549

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 18 to the Consolidated Financial Statements.

(2)
Presented net, pursuant to enforceable master netting agreements. See Note 19 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

(3)
Includes investments in unallocated precious metals, as discussed in Note 21 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value.

12.  INVESTMENTS

Overview

In millions of dollars	March 31, 2013	December 31, 2012
Securities available-for-sale	$281,749	$288,695
Debt securities held-to-maturity(1)	10,056	10,130
Non-marketable equity securities carried at fair value(2)	5,590	5,768
Non-marketable equity securities carried at cost(3)	7,464	7,733

Total investments	$304,859	$312,326

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

Securities Available-for-Sale

        The amortized cost and fair value of securities available-for-sale (AFS) at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013				December 31, 2012
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$47,590	$1,254	$199	$48,645	$46,001	$1,507	$163	$47,345
Prime	156	6	—	162	85	1	—	86
Alt-A	517	52	—	569	1	—	—	1
Subprime	62	—	—	62	—	—	—	—
Non-U.S. residential	8,132	150	3	8,279	7,442	148	—	7,590
Commercial	423	14	2	435	436	16	3	449

Total mortgage-backed securities	$56,880	$1,476	$204	$58,152	$53,965	$1,672	$166	$55,471

U.S. Treasury and federal agency securities
U.S. Treasury	$64,931	$1,009	$112	$65,828	$64,456	$1,172	$34	$65,594
Agency obligations	21,745	344	1	22,088	25,844	404	1	26,247

Total U.S. Treasury and federal agency securities	$86,676	$1,353	$113	$87,916	$90,300	$1,576	$35	$91,841

State and municipal(2)	$20,148	$438	$1,940	$18,646	$20,020	$132	$1,820	$18,332
Foreign government	86,463	808	149	87,122	93,259	918	130	94,047
Corporate	9,699	365	14	10,050	9,302	398	26	9,674
Asset-backed securities(1)	14,722	105	110	14,717	14,188	85	143	14,130
Other debt securities	256	1	—	257	256	2	—	258

Total debt securities AFS	$274,844	$4,546	$2,530	$276,860	$281,290	$4,783	$2,320	$283,753

Marketable equity securities AFS	$4,447	$585	$143	$4,889	$4,643	$444	$145	$4,942

Total securities AFS	$279,291	$5,131	$2,673	$281,749	$285,933	$5,227	$2,465	$288,695

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 18 to the Consolidated Financial Statements.

(2)
The unrealized losses on state and municipal debt securities are primarily attributable to the result of yields on taxable fixed income instruments decreasing relatively faster than the general tax-exempt municipal yields and the effects of fair value hedge accounting.

        As discussed in more detail below, the Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Any credit-related impairment related to debt securities that the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in accumulated other comprehensive income (AOCI). For other debt securities with other-than-temporary impairment (OTTI), the entire impairment is recognized in the Consolidated Statement of Income.

        The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of March 31, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2013
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$13,862	$171	$424	$28	$14,286	$199
Prime	17	—	4	—	21	—
Alt-A	64	—	—	—	64	—
Non-U.S. residential	239	3	11	—	250	3
Commercial	73	1	9	1	82	2

Total mortgage-backed securities	$14,255	$175	$448	$29	$14,703	$204

U.S. Treasury and federal agency securities
U.S. Treasury	$6,785	$112	$—	$—	$6,785	$112
Agency obligations	1,727	1	—	—	1,727	1

Total U.S. Treasury and federal agency securities	$8,512	$113	$—	$—	$8,512	$113

State and municipal	$20	$—	$11,334	$1,940	$11,354	$1,940
Foreign government	19,390	100	3,511	49	22,901	149
Corporate	1,888	12	60	2	1,948	14
Asset-backed securities	2,527	78	843	32	3,370	110
Marketable equity securities AFS	21	2	758	141	779	143

Total securities AFS	$46,613	$480	$16,954	$2,193	$63,567	$2,673

December 31, 2012
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,759	$138	$464	$25	$9,223	$163
Prime	15	—	5	—	20	—
Non-U.S. residential	5	—	7	—	12	—
Commercial	29	—	24	3	53	3

Total mortgage-backed securities	$8,808	$138	$500	$28	$9,308	$166

U.S. Treasury and federal agency securities
U.S. Treasury	$10,558	$34	$—	$—	$10,558	$34
Agency obligations	496	1	—	—	496	1

Total U.S. Treasury and federal agency securities	$11,054	$35	$—	$—	$11,054	$35

State and municipal	$10	$—	$11,095	$1,820	$11,105	$1,820
Foreign government	22,806	54	3,910	76	26,716	130
Corporate	1,420	8	225	18	1,645	26
Asset-backed securities	1,942	4	2,888	139	4,830	143
Marketable equity securities AFS	15	1	764	144	779	145

Total securities AFS	$46,055	$240	$19,382	$2,225	$65,437	$2,465

        The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$2	$2	$10	$10
After 1 but within 5 years	371	380	365	374
After 5 but within 10 years	2,044	2,159	1,992	2,124
After 10 years(2)	54,463	55,611	51,598	52,963

Total	$56,880	$58,152	$53,965	$55,471

U.S. Treasury and federal agency securities
Due within 1 year	$7,776	$7,797	$9,492	$9,499
After 1 but within 5 years	74,132	75,248	75,967	77,267
After 5 but within 10 years	1,914	2,123	2,171	2,408
After 10 years(2)	2,854	2,748	2,670	2,667

Total	$86,676	$87,916	$90,300	$91,841

State and municipal
Due within 1 year	$298	$298	$208	$208
After 1 but within 5 years	3,212	3,214	3,221	3,223
After 5 but within 10 years	161	172	155	165
After 10 years(2)	16,477	14,962	16,436	14,736

Total	$20,148	$18,646	$20,020	$18,332

Foreign government
Due within 1 year	$29,868	$29,852	$34,873	$34,869
After 1 but within 5 years	46,588	46,918	49,548	49,933
After 5 but within 10 years	8,585	8,725	7,239	7,380
After 10 years(2)	1,422	1,627	1,599	1,865

Total	$86,463	$87,122	$93,259	$94,047

All other(3)
Due within 1 year	$998	$1,001	$1,001	$1,009
After 1 but within 5 years	11,808	11,906	11,285	11,351
After 5 but within 10 years	4,278	4,443	4,330	4,505
After 10 years(2)	7,593	7,674	7,130	7,197

Total	$24,677	$25,024	$23,746	$24,062

Total debt securities AFS	$274,844	$276,860	$281,290	$283,753

(1)
Includes mortgage-backed securities of U.S. government-sponsored entities.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate, asset-backed and other debt securities.

        The following table presents interest and dividends on investments for the three months ended March 31, 2013 and 2012:

	Three months ended
In millions of dollars	March 31, 2013	March 31, 2012
Taxable interest	$1,510	$1,660
Interest exempt from U.S. federal income tax	172	174
Dividends	120	76

Total interest and dividends	$1,802	$1,910

        The following table presents realized gains and losses on all investments for the three months ended March 31, 2013 and 2012. The gross realized investment losses exclude losses from other-than-temporary impairment:

	Three months ended
In millions of dollars	March 31, 2013	March 31, 2012
Gross realized investment gains	$494	$2,166
Gross realized investment losses(1)	(44)	(241)

Net realized gains	$450	$1,925

(1)
During the periods presented, the Company sold various debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. In addition, certain securities were reclassified to AFS investments in response to significant credit deterioration. The Company intends to sell the securities and recorded other-than-temporary-impairment reflected in the table under "Recognition and Measurement of OTTI" below. For the three months ended March 31, 2013 and 2012, the securities sold had a carrying value of $167 million and $967 million, respectively, and the Company recorded a realized loss of $10 million and $144 million, respectively. Securities reclassified to AFS totaled $602 million and $39 million, respectively, and the Company recorded other-than-temporary impairment of $94 million and $13 million, respectively.

 Debt Securities Held-to-Maturity

        The carrying value and fair value of debt securities held-to-maturity (HTM) at March 31, 2013 and December 31, 2012 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized loss recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$135	$26	$109	$19	$2	$126
Alt-A	2,135	617	1,518	570	224	1,864
Subprime	83	9	74	5	8	71
Non-U.S. residential	2,334	374	1,960	48	55	1,953
Commercial	90	—	90	1	1	90

Total mortgage-backed securities	$4,777	$1,026	$3,751	$643	$290	$4,104

State and municipal	$1,343	$72	$1,271	$80	$38	$1,313
Foreign government	3,816	—	3,816	50	—	3,866
Corporate	821	97	724	104	—	828
Asset-backed securities(3)	519	25	494	15	3	506

Total debt securities held-to-maturity	$11,276	$1,220	$10,056	$892	$331	$10,617

December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$258	$49	$209	$30	$4	$235
Alt-A	2,969	837	2,132	653	250	2,535
Subprime	201	43	158	13	21	150
Non-U.S. residential	2,488	401	2,087	50	81	2,056
Commercial	123	—	123	1	2	122

Total mortgage-backed securities	$6,039	$1,330	$4,709	$747	$358	$5,098

State and municipal	$1,278	$73	$1,205	$89	$37	$1,257
Foreign government	2,987	—	2,987	—	—	2,987
Corporate	829	103	726	73	—	799
Asset-backed securities(3)	529	26	503	8	8	503

Total debt securities held-to-maturity	$11,662	$1,532	$10,130	$917	$403	$10,644

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

(3)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 18 to the Consolidated Financial Statements.

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

        The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of March 31, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities	$54	$2	$1,160	$288	$1,214	$290
State and municipal	—	—	418	38	418	38
Foreign government	—	—	294	—	294	—
Corporate	—	—	—	—	—	—
Asset-backed securities	—	—	256	3	256	3

Total debt securities held-to-maturity	$54	$2	$2,128	$329	$2,182	$331

December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities	$88	$7	$1,522	$351	$1,610	$358
State and municipal	—	—	383	37	383	37
Foreign government	294	—	—	—	294	—
Corporate	—	—	—	—	—	—
Asset-backed securities	—	—	406	8	406	8

Total debt securities held-to-maturity	$382	$7	$2,311	$396	$2,693	$403

        Excluded from the gross unrecognized losses presented in the above table are the $1.2 billion and $1.5 billion of gross unrealized losses recorded in AOCI as of March 31, 2013 and December 31, 2012, respectively, mainly related to the HTM securities that were reclassified from AFS investments. Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at March 31, 2013 and December 31, 2012.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	45	44	69	67
After 5 but within 10 years	44	45	54	54
After 10 years(1)	3,662	4,015	4,586	4,977

Total	$3,751	$4,104	$4,709	$5,098

State and municipal
Due within 1 year	$12	$13	$14	$15
After 1 but within 5 years	32	33	36	37
After 5 but within 10 years	55	60	58	62
After 10 years(1)	1,172	1,207	1,097	1,143

Total	$1,271	$1,313	$1,205	$1,257

Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	3,816	3,866	2,987	2,987
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—

Total	$3,816	$3,866	$2,987	$2,987

All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	724	828	728	802
After 5 but within 10 years	—	—	—	—
After 10 years(1)	494	506	501	500

Total	$1,218	$1,334	$1,229	$1,302

Total debt securities held-to-maturity	$10,056	$10,617	$10,130	$10,644

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

        Management assesses equity method investments with fair value less than carrying value for OTTI. Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 20 to the Consolidated Financial Statements).

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

        The sections below describe current circumstances related to certain of the Company's significant equity method investments, specific impairments and the Company's process for identifying credit-related impairments in its security types with the most significant unrealized losses as of March 31, 2013.

Akbank

        In March 2012, Citi decided to reduce its ownership interest in Akbank T.A.S., an equity investment in Turkey (Akbank), to below 10%. As of March 31, 2012, Citi held a 20% equity interest in Akbank, which it purchased in January 2007, accounted for as an equity method investment. As a result of its decision to sell its share holdings in Akbank, in the first quarter of 2012 Citi recorded an impairment charge related to its total investment in Akbank amounting to approximately $1.2 billion pretax ($763 million after-tax). This impairment charge was primarily driven by the recognition of all net investment foreign currency hedging and translation losses previously reflected in AOCI as well as a reduction in the carrying value of the investment to reflect the market price of Akbank's shares. The impairment charge was recorded in other-than-temporary impairment losses on investments in the Consolidated Statement of Income. During the second quarter of 2012, Citi sold a 10.1% stake in Akbank, resulting in a loss on sale of $424 million ($274 million after-tax), recorded in Other revenue. As of March 31, 2013, the remaining 9.9% stake in Akbank is recorded within marketable equity securities available-for-sale.

MSSB

        On September 17, 2012, Citi sold to Morgan Stanley a 14% interest (the "14% Interest") in MSSB, to which Morgan Stanley exercised its purchase option on June 1, 2012. Morgan Stanley paid to Citi $1.89 billion in cash as the purchase price of the 14% Interest. The purchase price was based on an implied 100% valuation of MSSB of $13.5 billion, as agreed between Morgan Stanley and Citi pursuant to an agreement dated September 11, 2012. The related approximate $4.5 billion in deposits were transferred to Morgan Stanley at no premium, as agreed between the parties.

        In addition, Morgan Stanley has agreed, subject to obtaining regulatory approval, to purchase Citi's remaining 35% interest in MSSB no later than June 1, 2015 at a purchase price of $4.725 billion, which is based on the same implied 100% valuation of MSSB of $13.5 billion.

        Prior to the September 2012 sale, Citi's carrying value of its 49% interest in MSSB was approximately $11.3 billion. As a result of the agreement entered into with Morgan Stanley on September 11, 2012, Citi recorded a charge to net income in the third quarter of 2012 of approximately $2.9 billion after-tax ($4.7 billion pretax), consisting of (i) a charge recorded in Other revenue of approximately $800 million after-tax ($1.3 billion pretax), representing a loss on sale of the 14% Interest, and (ii) an other-than-temporary impairment of the carrying value of its remaining 35% interest in MSSB of approximately $2.1 billion after-tax ($3.4 billion pretax).

        As of March 31, 2013, Citi continues to account for its remaining 35% interest in MSSB under the equity method, with the carrying value capped at the agreed selling price of $4.725 billion.

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

        Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (i) 10% of current loans, (ii) 25% of 30-59 day delinquent loans, (iii) 70% of 60-90 day delinquent loans and (4) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions contemplate the actual collateral attributes, including geographic concentrations, rating agency loss projections, rating actions and current market prices.

        The key assumptions for mortgage-backed securities as of March 31, 2013 are in the table below:

March 31, 2013
Prepayment rate(1)	1%-8% CRR
Loss severity(2)	45%-90%

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

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
OTTI on Investments and Other Assets In millions of dollars	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period ended March 31, 2013	$2	$11	$—	$13
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$11	$—	$13
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery(2)	143	—	105	248

Total impairment losses recognized in earnings	$145	$11	$105	$261

(1)
Includes OTTI on non-marketable equity securities.

(2)
The first quarter of 2013 included the recognition of a $105 million impairment charge related to the carrying value of Citi's remaining 35% interest in MSSB which was offset by the equity pickup from MSSB in the quarter which was recorded in Other revenue.

        The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of March 31, 2013 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Dec. 31, 2012 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Mar. 31, 2013 balance
AFS debt securities
Mortgage-backed securities
Prime	$291	$—	$—	$—	$291
Alt-A	2	—	—	—	2
Commercial real estate	2	—	—	—	2

Total mortgage-backed securities	$295	$—	$—	$—	$295
State and municipal securities	7	—	—	—	7
U.S. Treasury securities	67	—	—	—	67
Foreign government securities	169	—	—	—	169
Corporate	116	—	—	—	116
Asset-backed securities	10	—	—	—	10
Other debt securities	53	2	—	—	55

Total OTTI credit losses recognized for AFS debt securities	$717	$2	$—	$—	$719

HTM debt securities
Mortgage-backed securities
Prime	$104	$—	$—	$—	$104
Alt-A	2,413	10	—	(33)	2,390
Subprime	252	—	1	(1)	252
Non-U.S. residential	80	—	—	—	80
Commercial real estate	10	—	—	—	10

Total mortgage-backed securities	$2,859	$10	$1	$(34)	$2,836
State and municipal securities	11	—	—	—	11
Foreign government	—	—	—	—	—
Corporate	397	—	—	—	397
Asset-backed securities	113	—	—	—	113
Other debt securities	11	—	—	—	11

Total OTTI credit losses recognized for HTM debt securities	$3,391	$10	$1	$(34)	$3,368

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

	Fair value		Unfunded commitments
					Redemption frequency (if currently eligible) monthly, quarterly, annually
In millions of dollars	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012		Redemption notice period
Hedge funds	$1,195	$1,316	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)(3)	814	837	304	342	—	—
Real estate funds(3)(4)	230	228	53	57	—	—

Total(5)	$2,239	$2,381	$357	$399	—	—

(1)
Includes investments in private equity funds carried at cost with a carrying value of $4 million and $6 million at March 31, 2013 and December 31, 2012, respectively.

(2)
Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

(3)
With respect to the Company's investments in private equity funds and real estate funds, distributions from each fund will be received as the underlying assets held by these funds are liquidated. It is estimated that the underlying assets of these funds will be liquidated over a period of several years as market conditions allow. Private equity and real estate funds do not allow redemption of investments by their investors. Investors are permitted to sell or transfer their investments, subject to the approval of the general partner or investment manager of these funds, which generally may not be unreasonably withheld.

(4)
Includes several real estate funds that invest primarily in commercial real estate in the U.S., Europe and Asia.

(5)
Included in the total fair value of investments above are $1.3 billion and $0.4 billion of fund assets that are valued using NAVs provided by third-party asset managers as of March 31, 2013 and December 31, 2012, respectively. Amounts exclude investments in funds that are consolidated by Citi.

13.  LOANS

        Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified primarily according to the segment and subsegment that manage the loans.

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Global Consumer Banking and Local Consumer Lending businesses. The following table provides information by loan type:

In millions of dollars	March 31, 2013	December 31, 2012
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$120,768	$125,946
Installment, revolving credit, and other	12,955	14,070
Cards	104,535	111,403
Commercial and industrial	5,386	5,344
	$243,644	$256,763

In offices outside the U.S.
Mortgage and real estate(1)	$54,717	$54,709
Installment, revolving credit, and other	34,020	33,958
Cards	39,522	40,653
Commercial and industrial	22,906	22,225
Lease financing	745	781

	$151,910	$152,326

Total Consumer loans	$395,554	$409,089
Net unearned income	(378)	(418)

Consumer loans, net of unearned income	$395,176	$408,671

(1)
Loans secured primarily by real estate.

        Included in the loan table above are lending products whose terms may give rise to greater credit issues. Credit cards with below-market introductory interest rates and interest-only loans are examples of such products. These products are closely managed using credit techniques that are intended to mitigate their higher inherent risk.

        During the three months ended March 31, 2013 and 2012, the Company sold and/or reclassified (to held-for-sale) $3.7 billion and $0.6 billion, respectively, of Consumer loans. The Company did not have significant purchases of Consumer loans during the three months ended March 31, 2013 or March 31, 2012.

        Citigroup has established a risk management process to monitor, evaluate and manage the principal risks associated with its Consumer loan portfolio. Credit quality indicators that are actively monitored include delinquency status, consumer credit scores (FICO), and loan to value (LTV) ratios, each as discussed in more detail below.

Delinquency Status

        Delinquency status is monitored and considered a key indicator of credit quality of Consumer loans. Substantially all of the U.S. residential first mortgage loans use the MBA method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan's next due date. All other loans use the OTS method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the close of business on the loan's next due date.

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

        The following tables provide details on Citigroup's Consumer loan delinquency and non-accrual loans as of March 31, 2013 and December 31, 2012:

Consumer Loan Delinquency and Non-Accrual Details at March 31, 2013

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due Government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$73,495	$2,567	$2,667	$5,624	$84,353	$4,098	$4,465
Home equity loans(5)	34,329	528	742	—	35,599	1,626	—
Credit cards	102,339	1,378	1,395	—	105,112	—	1,395
Installment and other	12,360	195	248	—	12,803	252	5
Commercial market loans	8,115	43	22	—	8,180	161	9

Total	$230,638	$4,711	$5,074	$5,624	$246,047	$6,137	$5,874

In offices outside North America
Residential first mortgages	$45,371	$567	$449	$—	$46,387	$709	$—
Home equity loans(5)	3	—	2	—	5	2	—
Credit cards	37,653	949	774	—	39,376	508	467
Installment and other	29,706	463	172	—	30,341	241	—
Commercial market loans	32,219	106	148	—	32,473	477	—

Total	$144,952	$2,085	$1,545	$—	$148,582	$1,937	$467

Total GCB and LCL	$375,590	$6,796	$6,619	$5,624	$394,629	$8,074	$6,341
Special Asset Pool (SAP)	504	18	25	—	547	75	—

Total Citigroup	$376,094	$6,814	$6,644	$5,624	$395,176	$8,149	$6,341

(1)
Loans less than 30 days past due are presented as current.

(2)
Includes $1.2 billion of residential first mortgages recorded at fair value.

(3)
Excludes loans guaranteed by U.S. government entities.

(4)
Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.2 billion and ≥ 90 days past due of $4.4 billion.

(5)
Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2012

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due Government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$75,791	$3,074	$3,339	$6,000	$88,204	$4,922	$4,695
Home equity loans(5)	35,740	642	843	—	37,225	1,797	—
Credit cards	108,892	1,582	1,527	—	112,001	—	1,527
Installment and other	13,319	288	325	—	13,932	179	8
Commercial market loans	7,874	32	19	—	7,925	210	11

Total	$241,616	$5,618	$6,053	$6,000	$259,287	$7,108	$6,241

In offices outside North America
Residential first mortgages	$45,496	$547	$485	$—	$46,528	$807	$—
Home equity loans(5)	4	—	2	—	6	2	—
Credit cards	38,920	970	805	—	40,695	516	508
Installment and other	29,350	496	167	—	30,013	254	—
Commercial market loans	31,263	106	181	—	31,550	428	—

Total	$145,033	$2,119	$1,640	$—	$148,792	$2,007	$508

Total GCB and LCL	$386,649	$7,737	$7,693	$6,000	$408,079	$9,115	$6,749
Special Asset Pool (SAP)	545	18	29	—	592	81	—

Total Citigroup	$387,194	$7,755	$7,722	$6,000	$408,671	$9,196	$6,749

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

        The following table provides details on the FICO scores attributable to Citi's U.S. Consumer loan portfolio as of March 31, 2013 and December 31, 2012 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

	March 31, 2013
FICO score distribution in U.S. portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$15,035	$7,445	$49,731
Home equity loans	4,929	3,104	25,847
Credit cards	7,608	9,928	83,619
Installment and other	3,803	2,249	5,118

Total	$31,375	$22,726	$164,315

(1)
Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)
Excludes balances where FICO was not available. Such amounts are not material.

	December 31, 2012
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

        The following tables provide details on the LTV ratios attributable to Citi's U.S. Consumer mortgage portfolios as of March 31, 2013 and December 31, 2012. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

	March 31, 2013
LTV distribution in U.S. portfolio(1)(2) In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$41,377	$17,908	$12,797
Home equity loans	12,050	8,897	12,373

Total	$53,427	$26,805	$25,170

(1)
Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)
Excludes balances where LTV was not available. Such amounts are not material.

	December 31, 2012
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

 Impaired Consumer Loans

        Impaired loans are those loans about which Citigroup believes it is probable that it will not collect all amounts due according to the original contractual terms of the loan. Impaired Consumer loans include non-accrual commercial market loans, as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower's financial difficulties and where Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired Consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis. In addition, impaired Consumer loans exclude substantially all loans modified pursuant to Citi's short-term modification programs (i.e., for periods of 12 months or less) that were modified prior to January 1, 2011.

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

        The following tables present information about total impaired Consumer loans at and for the periods ending March 31, 2013 and December 31, 2012, respectively, and for the three months ended March 31, 2013 and March 31, 2012 for interest income recognized on impaired Consumer loans:

Impaired Consumer Loans

	March 31, 2013				Three Months Ended Mar. 31, 2013	Three Months Ended Mar. 31, 2012
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$19,268	$20,220	$3,199	$20,004	$217	$215
Home equity loans	2,057	2,653	529	1,999	21	15
Credit cards	4,279	4,341	1,596	4,849	65	87
Installment and other
Individual installment and other	1,093	1,130	657	1,679	49	69
Commercial market loans	442	720	61	473	4	4

Total(7)	$27,139	$29,064	$6,042	$29,004	$356	$390

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)
$2,240 million of residential first mortgages, $423 million of home equity loans and $184 million of commercial market loans do not have a specific allowance.

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

(7)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $26.7 billion at March 31, 2013. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $27.6 billion at March 31, 2013.

	December 31, 2012
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$20,870	$22,062	$3,585	$19,956
Home equity loans	2,135	2,727	636	1,911
Credit cards	4,584	4,639	1,800	5,272
Installment and other
Individual installment and other	1,612	1,618	860	1,958
Commercial market loans	439	737	60	495

Total(5)	$29,640	$31,783	$6,941	$29,592

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

(5)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $29.2 billion at December 31, 2012. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $30.1 billion at December 31, 2012.

Consumer Troubled Debt Restructurings

        The following tables present Consumer TDRs occurring during the three months ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	9,304	$1,244	$5	$—	$54	2%
Home equity loans	3,093	87	—	—	27	2
Credit cards	39,469	205	—	—	—	16
Installment and other revolving	13,595	98	—	—	—	6
Commercial markets(6)	57	14	—	—	—	—

Total	65,518	$1,648	$5	$—	$81

International
Residential first mortgages	1,594	$60	$—	$—	$1	1%
Home equity loans	4	—	—	—	—	—
Credit cards	49,339	159	—	—	2	35
Installment and other revolving	11,761	80	—	—	—	19
Commercial markets(6)	86	10	—	—	—	—

Total	62,784	$309	$—	$—	$3

	For the three months ended March 31, 2012
In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	6,201	$828	$4	$2	$21	2%
Home equity loans	2,645	106	2	—	2	4
Credit cards	65,236	345	—	—	—	17
Installment and other revolving	19,978	146	—	—	—	5
Commercial markets(6)	35	—	—	—	—	—

Total	94,095	$1,425	$6	$2	$23

International
Residential first mortgages	1,454	$51	$—	$—	$1	1%
Home equity loans	2	—	—	—	—	—
Credit cards	53,592	153	—	—	—	29
Installment and other revolving	13,754	94	—	—	—	15
Commercial markets(6)	20	—	—	—	1	—

Total	68,822	$298	$—	$—	$2

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America in the first quarter of 2013 include $123 million of residential first mortgages and $20 million of home equity loans to borrowers that have gone through Chapter 7 bankruptcy. These amounts include $97 million of residential first mortgages and $16 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the third quarter of 2012, as described above.

(3)
Represents portion of contractual loan principal that is non-interest bearing but still due from borrower. Such deferred principal is charged-off at the time of permanent modification to the extent that the related loan balance exceeds the underlying collateral value.

(4)
Represents portion of contractual loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(5)
Represents portion of contractual loan principal that is forgiven at the time of permanent modification.

(6)
Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.

        The following table presents Consumer TDRs that defaulted during the first three months of 2013 and 2012, respectively, and for which the payment default occurred within one year of a permanent modification:

In millions of dollars	March 31, 2013(1)	March 31, 2012(1)
North America
Residential first mortgages	$236	$439
Home equity loans	42	30
Credit cards	62	165
Installment and other revolving	19	34
Commercial markets	—	—

Total	$359	$668

International
Residential first mortgages	$16	$15
Home equity loans	—
Credit cards	57	53
Installment and other revolving	32	36
Commercial markets	2	—

Total	$107	$104

(1)
Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

Corporate Loans

        Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or the Special Asset Pool in Citi Holdings. The following table presents information by Corporate loan type as of March 31, 2013 and December 31, 2012:

In millions of dollars	March 31, 2013	December 31, 2012
Corporate
In U.S. offices
Commercial and industrial	$28,558	$26,985
Financial institutions	16,500	18,159
Mortgage and real estate(1)	25,576	24,705
Installment, revolving credit and other	33,621	32,446
Lease financing	1,369	1,410

	$105,624	$103,705

In offices outside the U.S.
Commercial and industrial	$85,258	$82,939
Installment, revolving credit and other	14,733	14,958
Mortgage and real estate(1)	6,231	6,485
Financial institutions	38,332	37,739
Lease financing	593	605
Governments and official institutions	1,265	1,159

	$146,412	$143,885

Total Corporate loans	$252,036	$247,590
Net unearned income (loss)	(848)	(797)

Corporate loans, net of unearned income	$251,188	$246,793

(1)
Loans secured primarily by real estate.

        During the three months ended March 31, 2013 and 2012, the Company sold and/or reclassified (to held-for-sale) $1,029 million and $925 million, respectively, of held-for-investment Corporate loans. The Company did not have significant purchases of Corporate loans classified as held-for-investment for the three months ended March 31, 2013 or 2012.

        Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of March 31, 2013 and December 31, 2012:

Corporate Loan Delinquency and Non-Accrual Details at March 31, 2013

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$61	$5	$66	$1,171	$111,400	$112,637
Financial institutions	5	—	5	449	52,885	53,339
Mortgage and real estate	234	105	339	630	30,717	31,686
Leases	2	1	3	189	1,770	1,962
Other	135	5	140	65	47,573	47,778
Loans at fair value						3,786

Total	$437	$116	$553	$2,504	$244,345	$251,188

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

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2012

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

Corporate Loans Credit Quality Indicators at March 31, 2013 and December 31, 2012

	Recorded investment in loans(1)
In millions of dollars	March 31, 2013	December 31, 2012
Investment grade(2)
Commercial and industrial	$76,662	$73,822
Financial institutions	42,974	43,895
Mortgage and real estate	12,764	12,587
Leases	1,363	1,404
Other	43,817	42,575

Total investment grade	$177,580	$174,283

Non-investment grade(2)
Accrual
Commercial and industrial	$34,804	$33,876
Financial institutions	9,916	9,968
Mortgage and real estate	3,069	2,858
Leases	410	559
Other	3,896	3,915
Non-accrual
Commercial and industrial	1,171	1,078
Financial institutions	449	454
Mortgage and real estate	630	680
Leases	189	52
Other	65	69

Total non-investment grade	$54,599	$53,509

Private Banking loans managed on a delinquency basis(2)	$15,223	$14,945
Loans at fair value	3,786	4,056

Corporate loans, net of unearned income	$251,188	$246,793

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

        The following tables present non-accrual loan information by Corporate loan type at March 31, 2013 and December 31, 2012, respectively, and interest income recognized on non-accrual Corporate loans for the three-month periods ended March 31, 2013 and 2012, respectively:

Non-Accrual Corporate Loans

	At and for the three months ended March 31, 2013
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(4)
Non-accrual Corporate loans
Commercial and industrial	$1,171	$1,416	$146	$1,061	$7
Financial institutions	449	499	14	476	—
Mortgage and real estate	630	737	69	732	1
Lease financing	189	210	72	64	—
Other	65	237	23	126	—

Total non-accrual Corporate loans	$2,504	$3,099	$324	$2,459	$8

	At and for the three months ended December 31, 2012
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(3)
Non-accrual Corporate loans
Commercial and industrial	$1,078	$1,368	$155	$1,076
Loans to financial institutions	454	504	14	518
Mortgage and real estate	680	810	74	811
Lease financing	52	61	16	19
Other	69	245	25	154

Total non-accrual Corporate loans	$2,333	$2,988	$284	$2,578

	March 31, 2013		December 31, 2012
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$539	$146	$608	$155
Financial institutions	21	14	41	14
Mortgage and real estate	324	69	345	74
Lease financing	102	72	47	16
Other	57	23	59	25

Total non-accrual Corporate loans with specific allowance	$1,043	$324	$1,100	$284

Non-accrual Corporate loans without specific allowance
Commercial and industrial	$632		$470
Financial institutions	428		413
Mortgage and real estate	306		335
Lease financing	87		5
Other	8		10

Total non-accrual Corporate loans without specific allowance	$1,461	N/A	$1,233	N/A

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)
Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)
Average carrying value does not include related specific allowance.

(4)
Interest income recognized for the three months ended March 31, 2012 was $26 million.

N/A Not Applicable

 Corporate Troubled Debt Restructurings

        The following tables provide details on TDR activity and default information as of and for the three-month periods ended March 31, 2013 and 2012.

        The following table presents TDRs occurring during the three-month period ended March 31, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$47	$41	$—	$6	$—	$—
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	14	—	14	—	—	—
Other	4	—	—	4	—	—

Total	$65	$41	$14	$10	$—	$—

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the three months ended March 31, 2013 on loans subject to a TDR during the period then ended.

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

        The following table presents total corporate loans modified in a troubled debt restructuring at March 31, 2013 and 2012, and for which the payment default occurred within one year of the modification.

In millions of dollars	TDR Balances at March 31, 2013	TDRs in payment default during the year ended March 31, 2013(1)	TDR Balances at March 31, 2012	TDRs in payment default during the year ended March 31, 2012(1)
Commercial and industrial	$311	$15	$272	$—
Financial institutions	17	—	551	—
Mortgage and real estate	136	—	120	—
Other	437	—	20	—

Total	$901	$15	$963	$—

(1)
Payment default constitutes failure to pay principal or interest when due per the contractual terms of the loan.

14.  ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2013	2012
Allowance for loan losses at beginning of period	$25,455	$30,115
Gross credit losses(1)	(3,551)	(4,771)
Gross recoveries	590	816

Net credit losses (NCLs)	$(2,961)	$(3,955)

NCLs replenishments	$2,961	$3,955
Net reserve builds (releases)	(308)	(194)
Net specific reserve builds (releases)(1)	(358)	(933)

Total provision for credit losses	$2,295	$2,828
Other, net(2)	(1,062)	32

Allowance for loan losses at end of period	$23,727	$29,020

Allowance for credit losses on unfunded lending commitments at beginning of period(3)	$1,119	$1,136
Provision for unfunded lending commitments	14	(38)
Other, net	(1)	(1)

Allowance for credit losses on unfunded lending commitments at end of period(3)	$1,132	$1,097

Total allowance for loans, leases, and unfunded lending commitments	$24,859	$30,117

(1)
The first quarter of 2012 included approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages related to anticipated forgiveness of principal in connection with the national mortgage settlement. There was a corresponding approximately $350 million reserve release in the first quarter of 2012 specific to these charge-offs.

(2)
The first quarter of 2013 primarily includes reductions of approximately $855 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of $165 million related to a transfer to held-for-sale of a loan portfolio in Greece. The first quarter of 2012 primarily includes reductions of approximately $145 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(3)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other Liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended March 31, 2013
In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$2,776	$22,679	$25,455
Charge-offs	(60)	(3,491)	(3,551)
Recoveries	15	575	590
Replenishment of net charge-offs	45	2,916	2,961
Net reserve releases	(31)	(277)	(308)
Net specific reserve builds (releases)	42	(400)	(358)
Other	(8)	(1,054)	(1,062)

Ending balance	$2,779	$20,948	$23,727

	March 31, 2013			December 31, 2012
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,394	$14,880	$17,274	$2,429	$15,703	$18,132
Determined in accordance with ASC 310-10-35	324	6,032	6,356	284	6,941	7,225
Determined in accordance with ASC 310-30	61	36	97	63	35	98

Total allowance for loan losses	$2,779	$20,948	$23,727	$2,776	$22,679	$25,455

Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$244,446	$366,376	$610,822	$239,849	$377,374	$617,223
Loans evaluated for impairment in accordance with ASC 310-10-35	2,849	27,139	29,988	2,776	29,640	32,416
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	107	459	566	112	426	538
Loans held at fair value	3,786	1,202	4,988	4,056	1,231	5,287

Total loans, net of unearned income	$251,188	$395,176	$646,364	$246,793	$408,671	$655,464

15.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first three months of 2013 were as follows:

In millions of dollars
Balance at December 31, 2012	$25,673

Foreign exchange translation and other	(199)

Balance at March 31, 2013	$25,474

        During the first quarter of 2013, no goodwill was written off due to impairment and no interim impairment test on goodwill was performed. Goodwill is tested for impairment annually during the third quarter at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no triggering events present during the first quarter of 2013 for any reporting unit and thus an interim goodwill impairment test was not required.

        While no goodwill was written off during the first quarter of 2013, the Company continues to monitor the Local Consumer Lending—Cards reporting unit for triggering events in the interim as the goodwill present in this reporting unit may be sensitive to further deterioration as the valuation of the reporting unit is particularly dependent upon economic conditions that affect consumer credit risk and behavior. The fair value as a percentage of allocated book value for Local Consumer Lending—Cards is 110%, based on the results of the goodwill impairment test performed during the third quarter of 2012. Small deterioration in the assumptions used in the valuations, in particular the discount rate, expected recovery, and expected loss rates, could significantly affect Citigroup's impairment evaluation and, hence, results. If the future were to differ adversely from management's best estimate of key economic assumptions, and associated cash flows were to decrease by a small margin, the Company could potentially experience future material impairment charges with respect to the $105 million of goodwill remaining in its Local Consumer Lending—Cards reporting unit. Any such charges, by themselves, would not negatively affect the Company's Tier 1 Common, Tier 1 Capital or Total Capital regulatory ratios, its Tangible Common Equity or the Company's liquidity position.

        The following table shows reporting units with goodwill balances as of March 31, 2013.

In millions of dollars Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$6,799
EMEA Regional Consumer Banking	343
Asia Regional Consumer Banking	5,242
Latin America Regional Consumer Banking	1,942
Securities and Banking	9,387
Transaction Services	1,614
Brokerage and Asset Management	42
Local Consumer Lending—Cards	105

Total	$25,474

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

 INTANGIBLE ASSETS

        The components of intangible assets were as follows:

	March 31, 2013			December 31, 2012
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,621	$5,813	$1,808	$7,632	$5,726	$1,906
Core deposit intangibles	1,283	1,023	260	1,315	1,019	296
Other customer relationships	725	378	347	767	380	387
Present value of future profits	241	140	101	239	135	104
Indefinite-lived intangible assets	521	—	521	487	—	487
Other(1)	4,739	2,319	2,420	4,764	2,247	2,517

Intangible assets (excluding MSRs)	$15,130	$9,673	$5,457	$15,204	$9,507	$5,697
Mortgage servicing rights (MSRs)	2,203	—	2,203	1,942	—	1,942

Total intangible assets	$17,333	$9,673	$7,660	$17,146	$9,507	$7,639

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first three months of 2013 were as follows:

In millions of dollars	Net carrying amount at December 31, 2012	Acquisitions/ divestitures	Amortization	Impairments	FX and other	Net carrying amount at March 31, 2013
Purchased credit card relationships	$1,906	$—	$(95)	$(4)	$1	$1,808
Core deposit intangibles	296	—	(19)	(21)	4	260
Other customer relationships	387	—	(9)	—	(31)	347
Present value of future profits	104	—	(3)	—	—	101
Indefinite-lived intangible assets	487	—	—	—	34	521
Other	2,517	—	(78)	—	(19)	2,420

Intangible assets (excluding MSRs)	$5,697	$—	$(204)	$(25)	$(11)	$5,457
Mortgage servicing rights (MSRs)(1)	1,942					2,203

Total intangible assets	$7,639					$7,660

(1)
See Note 18 to the Consolidated Financial Statements for the roll-forward of MSRs.

16.  DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings at March 31, 2013 and December 31, 2012 as follows:

In millions of dollars	March 31, 2013	December 31, 2012
Commercial paper
Bank	$11,741	$11,092
Other non-bank	309	378

	$12,050	$11,470
Other borrowings(1)	36,143	40,557

Total	$48,193	$52,027

(1)
At March 31, 2013 and December 31, 2012, collateralized short-term advances from the Federal Home Loan Banks were $3 billion and $4 billion, respectively.

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

Long-Term Debt

In millions of dollars	March 31, 2013	December 31, 2012
Citigroup parent company	$173,750	$176,553
Bank(1)	49,421	51,234
Other non-bank	11,155	11,676

Total(2)	$234,326	$239,463

Note:
Citigroup Funding Inc. (CFI) was previously a first-tier subsidiary of Citigroup Inc., issuing commercial paper, medium-term notes and structured equity-linked and credit-linked notes. The debt of CFI was guaranteed by Citigroup Inc. On December 31, 2012, CFI was merged into Citigroup Inc.

(1)
Represents Citibank, N.A., as well as subsidiaries of Citibank and Banamex. At March 31, 2013 and December 31, 2012, collateralized long-term advances from the Federal Home Loan Banks were $16.3 billion.

(2)
Includes senior notes with carrying values of $196 million issued to Safety First Trust Series 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at March 31, 2013 and $186 million issued to Safety First Trust Series 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2012. Citigroup owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts' common securities.

        CGMHI has committed long-term financing facilities with unaffiliated banks. At March 31, 2013, CGMHI had drawn down $300 million available under these facilities. Generally, a bank can terminate these facilities by giving CGMHI one-year prior notice.

        Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $9,615 million and $10,110 million at March 31, 2013 and December 31, 2012, respectively. In issuing these trust preferred securities, Citi formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right to redeem these securities.

        On February 4, 2013, Citigroup, with agreement from the U.S. Treasury, completed an exchange of $800 million of the $3.025 billion issued under Citigroup Capital XXXIII for $894 million in subordinated debt, leaving $2.225 billion of trust preferred securities outstanding under Citigroup Capital XXXIII as of March 31, 2013. There was no gain or loss recorded on the exchange with the difference in notional of $94 million recorded as a discount on the newly issued subordinated debt. The maturity date of the subordinated debt is August 1, 2022.

        On March 15, 2013, Citi announced the redemption of Citigroup Capital VII, Citigroup Capital VIII, Citigroup Capital XIV and Citigroup Capital XV. The redemptions closed on April 16, 2013. Concurrent with the redemptions of the trust preferred securities were the redemptions of the respective common securities issued by each trust and held by Citigroup.

        The following table summarizes the financial structure of each of the Company's subsidiary trusts at March 31, 2013:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts					Common shares issued to parent
	Issuance date	Securities issued	Liquidation value(1)	Coupon rate		Amount	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital VII(2)	July 2001	35,885,898	897	7.125%	1,109,874	925	July 31, 2031	July 31, 2006
Citigroup Capital VIII(2)	Sept. 2001	43,651,597	1,091	6.950%	1,350,050	1,125	Sept. 15, 2031	Sept. 17, 2006
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XIV(2)	June 2006	12,227,281	306	6.875%	40,000	307	June 30, 2066	June 30, 2011
Citigroup Capital XV(2)	Sept. 2006	25,210,733	630	6.500%	40,000	631	Sept. 15, 2066	Sept. 15, 2011
Citigroup Capital XVI	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	June 2007	99,901	152	6.829%	50	152	June 28, 2067	June 28, 2017
Citigroup Capital XXXIII(3)	July 2009	3,025,000	2,225	8.000%	100	2,225	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$11,190			$11,315

(1)
Represents the notional value received by investors from the trusts at the time of issuance.

(2)
Redeemed on April 16, 2013.

(3)
Reflects the exchange of $0.8 billion held by the U.S. Treasury on February 4, 2013.

        In each case, the coupon rate on the debentures is the same as that on the trust securities. Distributions on the trust securities and interest on the debentures are payable quarterly, except for Citigroup Capital III and Citigroup Capital XVIII on which distributions are payable semiannually.

17.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 are as follows:

Three Months Ended March 31, 2013: In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$597	$(9,930)	$(2,293)	$(5,270)	$(16,896)

Change, net of taxes(1)(2)(3)	$169	$(711)	$125	$254	$(163)

Balance at March 31, 2013	$766	$(10,641)	$(2,168)	$(5,016)	$(17,059)

Three Months Ended March 31, 2012: In millions of dollars	Net unrealized gains (losses) on investment securities	Foreign currency translation adjustment, net of hedges	Cash flow hedges	Pension liability adjustments	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	$(35)	$(10,651)	$(2,820)	$(4,282)	$(17,788)

Change, net of taxes(1)(2)(3)(4)(5)	$(774)	$1,697	$220	$(90)	$1,053

Balance at March 31, 2012	$(809)	$(8,954)	$(2,600)	$(4,372)	$(16,735)

(1)
For the first quarter 2013, primarily reflects the movements in (by order of impact) the Mexican peso, Japanese yen, British pound, and Korean won against the U.S. dollar, and changes in related tax effects and hedges. For the first quarter of 2012, primarily reflects the movements in (by order of impact) the Mexican peso, Turkish lira, Japanese yen, Euro and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges.

(2)
For cash flow hedges, primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on liabilities.

(3)
For the pension liability adjustment, primarily reflects adjustments based on the final year-end actuarial valuations of the Company's pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.

(4)
For net unrealized gains (losses) on investment securities, includes the after-tax impact of realized gains from the sales of minority investments: $672 million from the Company's remaining interest in Housing Development Finance Corporation Ltd. (HDFC); and $421 million from the Company's entire interest in Shanghai Pudong Development Bank (SPDB).

(5)
The after-tax impact due to impairment charges and the loss related to Akbank, included within the foreign currency translation adjustment, was $636 million during the first quarter of 2012. See Note 12 to the Consolidated Financial Statements.

        The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 are as follows:

Three Months Ended March 31, 2013: In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2012	$(25,334)	$8,438	$(16,896)
Change in net unrealized gains (losses) on investment securities	281	(112)	169
Foreign currency translation adjustment	(697)	(14)	(711)
Cash flow hedges	201	(76)	125
Pension liability adjustment	348	(94)	254

Change	$133	$(296)	$(163)

Balance, March 31, 2013	$(25,201)	$8,142	$(17,059)

Three Months Ended March 31, 2012: In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2011	$(25,807)	$8,019	$(17,788)
Change in net unrealized gains (losses) on investment securities	(1,204)	430	(774)
Foreign currency translation adjustment	1,576	121	1,697
Cash flow hedges	359	(139)	220
Pension liability adjustment	31	(121)	(90)

Change	$762	$291	$1,053

Balance, March 31, 2012	$(25,045)	$8,310	$(16,735)

        During the three months ended March 31, 2013, the Company recognized a pretax gain of $491 million ($316 million net of tax) related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of income.

Three Months Ended March 31, 2013: In millions of dollars	Amounts reclassified from AOCI
Realized gains on sales of investments	$450
OTTI gross impairment losses	(261)

Subtotal	$189
Tax effect	(59)

Net realized gains (losses) on investment securities(1)	$130

Interest rate contracts	$183
Foreign exchange contracts	43

Subtotal	$226
Tax effect	(87)

Amortization of cash flow hedges(2)	$139

Amortization of prior service costs	$3
Amortization of prior of actuarial gains (losses)	73

Subtotal	$76
Tax effect	(29)

Amortization of pension liability adjustment(3)	$47

Foreign currency translation adjustment	$—

Total amounts reclassified out of AOCI—pretax	$491
Total tax effect	(175)

Total amounts reclassified out of AOCI—after-tax	$316

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income.

(2)
See Note 19 to the Consolidated Financial Statements for additional details.

(3)
See Note 8 to the Consolidated Financial Statements for additional details.

18.  SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of SPEs

        A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup's financial assets, to assist clients in securitizing their financial assets and to create investment products for clients. SPEs may be organized in various legal forms including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business through the SPE's issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness. These issuances are recorded on the balance sheet of the SPE, which may or may not be consolidated onto the balance sheet of the company that organized the SPE.

        Investors usually only have recourse to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over-collateralization in the form of excess assets in the SPE, a line of credit, or a liquidity facility, such as a liquidity put option or asset purchase agreement. Because of these enhancements, the SPE issuances can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances. This results in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.

        Most of Citigroup's SPEs are variable interest entities (VIEs), as described below.

Variable Interest Entities

        VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights, and right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties providing other forms of support, such as guarantees, subordinated fee arrangements, or certain types of derivative contracts, are variable interest holders in the entity.

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

        The Company must evaluate its involvement in each VIE and understand the purpose and design of the entity, the role the Company had in the entity's design and its involvement in the VIE's ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.

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

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of March 31, 2013 and December 31, 2012 is presented below:

As of March 31, 2013
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations(5)	$45,983	$45,983	$—	$—	$—	$—	$—	$—
Mortgage securitizations(6)
U.S. agency-sponsored	232,908	—	232,908	3,494	—	—	43	3,537
Non-agency-sponsored	8,796	1,098	7,698	522	—	—	—	522
Citi-administered asset-backed commercial paper conduits (ABCP)	29,114	21,851	7,263	—	—	7,263	—	7,263
Collateralized debt obligations (CDOs)	4,663	—	4,663	25	—	—	—	25
Collateralized loan obligations (CLOs)	11,790	—	11,790	347	—	—	—	347
Asset-based financing	38,029	1,019	37,010	15,181	78	1,649	153	17,061
Municipal securities tender option bond trusts (TOBs)	14,666	7,491	7,175	47	—	4,591	—	4,638
Municipal investments	19,319	236	19,083	1,883	3,013	1,661	—	6,557
Client intermediation	2,356	156	2,200	319	—	—	—	319
Investment funds	7,032	5,098	1,934	—	43	—	—	43
Trust preferred securities	11,433	—	11,433	—	126	—	—	126
Other	2,045	108	1,937	136	393	25	71	625

Total	$428,134	$83,040	$345,094	$21,954	$3,653	$15,189	$267	$41,063

Citi Holdings
Credit card securitizations	$1,846	$1,467	$379	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	96,245	—	96,245	702	—	—	150	852
Non-agency-sponsored	16,317	2,069	14,248	49	—	—	2	51
Student loan securitizations	1,642	1,642	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,494	—	4,494	139	—	—	125	264
Collateralized loan obligations (CLOs)	3,963	—	3,963	384	—	16	111	511
Asset-based financing	3,784	3	3,781	853	5	237	—	1,095
Municipal investments	7,528	—	7,528	36	228	965	—	1,229
Client intermediation	11	11	—	—	—	—	—	—
Investment funds	1,313	—	1,313	—	60	—	—	60
Other	5,670	5,541	129	—	3	—	—	3

Total	$142,813	$10,733	$132,080	$2,163	$296	$1,218	$388	$4,065

Total Citigroup	$570,947	$93,773	$477,174	$24,117	$3,949	$16,407	$655	$45,128

(1)
The definition of maximum exposure to loss is included in the text that follows this table.

(2)
Included in Citigroup's March 31, 2013 Consolidated Balance Sheet.

(3)
Not included in Citigroup's March 31, 2013 Consolidated Balance Sheet.

(4)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(5)
During the first quarter of 2013, the Company elected to remove approximately $27 billion of randomly selected credit card receivables from the Master Trust ($12 billion) and Omni Trust ($15 billion) that represented a portion of the excess seller's interest in each trust (for a further discussion, see "Credit Card Securitizations" below). These credit card receivables are included in Consumer loans on the Consolidated Balance Sheet as of March 31, 2013.

(6)
Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See "Re-Securitizations" below for further discussion.

As of December 31, 2012
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$77,770	$77,770	$—	$—	$—	$—	$—	$—
Mortgage securitizations(5)
U.S. agency-sponsored	232,741	—	232,741	3,042	—	—	45	3,087
Non-agency-sponsored	8,810	1,188	7,622	382	—	—	—	382
Citi-administered asset-backed commercial paper conduits (ABCP)	30,002	22,387	7,615	—	—	7,615	—	7,615
Collateralized debt obligations (CDOs)	5,539	—	5,539	24	—	—	—	24
Collateralized loan obligations (CLOs)	15,120	—	15,120	642	19	—	—	661
Asset-based financing	41,399	1,125	40,274	14,798	84	2,081	159	17,122
Municipal securities tender option bond trusts (TOBs)	15,163	7,573	7,590	352	—	4,628	—	4,980
Municipal investments	19,693	255	19,438	2,003	3,049	1,669	—	6,721
Client intermediation	2,486	151	2,335	319	—	—	—	319
Investment funds	4,286	2,196	2,090	—	14	—	—	14
Trust preferred securities	12,221	—	12,221	—	126	—	—	126
Other	2,023	115	1,908	113	382	22	76	593

Total	$467,253	$112,760	$354,493	$21,675	$3,674	$16,015	$280	$41,644

Citi Holdings
Credit card securitizations	$2,177	$1,736	$441	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	106,888	—	106,888	700	—	—	163	863
Non-agency-sponsored	17,192	2,127	15,065	43	—	—	2	45
Student loan securitizations	1,681	1,681	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,752	—	4,752	139	—	—	124	263
Collateralized loan obligations (CLOs)	4,676	—	4,676	435	—	13	108	556
Asset-based financing	4,166	3	4,163	984	6	243	—	1,233
Municipal investments	7,766	—	7,766	90	235	992	—	1,317
Client intermediation	13	13	—	—	—	—	—	—
Investment funds	1,083	—	1,083	—	47	—	—	47
Other	6,005	5,851	154	—	3	—	—	3

Total	$156,399	$11,411	$144,988	$2,391	$291	$1,248	$397	$4,327

Total Citigroup	$623,652	$124,171	$499,481	$24,066	$3,965	$17,263	$677	$45,971

(1)
The definition of maximum exposure to loss is included in the text that follows this table.

(2)
Included in Citigroup's December 31, 2012 Consolidated Balance Sheet.

(3)
Not included in Citigroup's December 31, 2012 Consolidated Balance Sheet.

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

  •
  certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 11 and 12 to the Consolidated Financial Statements);

  •
  certain representations and warranties exposures in legacy Securities and Banking—sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $18 billion at March 31, 2013; and

  •
  certain representations and warranties exposures in Citigroup residential mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of March 31, 2013:

In millions of dollars	Liquidity facilities	Loan commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$7,263	$—
Asset-based financing	6	1,643
Municipal securities tender option bond trusts (TOBs)	4,591	—
Municipal investments	—	1,661
Other	—	25

Total Citicorp	$11,860	$3,329

Citi Holdings
Asset-based financing	$—	$237
Collateralized loan obligations (CLOs)	16	—
Municipal investments	—	965

Total Citi Holdings	$16	$1,202

Total Citigroup funding commitments	$11,876	$4,531

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

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.3	$0.5	$0.8	$0.3	$0.2	$0.5
Trading account assets	1.9	—	1.9	0.5	—	0.5
Investments	11.5	—	11.5	10.7	—	10.7
Total loans, net	68.3	10.0	78.3	100.8	11.0	111.8
Other	1.1	0.2	1.3	0.5	0.2	0.7

Total assets	$83.1	$10.7	$93.8	$112.8	$11.4	$124.2

Short-term borrowings	$18.1	$—	$18.1	$17.9	$—	$17.9
Long-term debt	23.1	2.5	25.6	23.8	2.6	26.4
Other liabilities	2.1	0.1	2.2	1.1	0.1	1.2

Total liabilities	$43.3	$2.6	$45.9	$42.8	$2.7	$45.5

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$3.8	$0.5	$4.3	$4.0	$0.5	$4.5
Investments	4.9	0.7	5.6	5.4	0.7	6.1
Total loans, net	15.3	0.7	16.0	14.6	0.9	15.5
Other	1.6	0.6	2.2	1.4	0.5	1.9

Total assets	$25.6	$2.5	$28.1	$25.4	$2.6	$28.0

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

        Substantially all of the Company's credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust (Omni Trust). These trusts are treated as consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts, holds a seller's interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on the Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in the Consolidated Balance Sheet.

        During the first quarter of 2013, the Company elected to remove approximately $27 billion of randomly selected credit card receivables from the Master Trust ($12 billion) and Omni Trust ($15 billion) that represented a portion of the excess seller's interest in each trust. These credit card receivables are included in Consumer loans on the Consolidated Balance Sheet as of March 31, 2013.

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables as of March 31, 2013 and December 31, 2012:

	Citicorp		Citi Holdings
In billions of dollars	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$22.1	$22.9	$0.1	$0.1
Retained by Citigroup as trust-issued securities	5.3	11.9	1.3	1.4
Retained by Citigroup via non-certificated interests	19.3	44.6	0.1	0.2

Total ownership interests in principal amount of trust credit card receivables	$46.7	$79.4	$1.5	$1.7

Credit Card Securitizations—Citicorp

        The following table summarizes selected cash flow information related to Citicorp's credit card securitizations for the three months ended March 31, 2013 and 2012:

In billions of dollars	2013	2012
Proceeds from new securitizations	$0.9	$—
Pay down of maturing notes	(8.9)	(5.0)

Credit Card Securitizations—Citi Holdings

        The pay down of maturing notes for Citi Holdings was $0.1 billion for the three months ended March 31, 2013.

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

        Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.8 years as of March 31, 2013 and 3.8 years as of December 31, 2012.

Master Trust Liabilities (at par value)

In billions of dollars	March 31, 2013	December 31, 2012
Term notes issued to third parties	$17.8	$18.6
Term notes retained by Citigroup affiliates	3.4	4.8

Total Master Trust liabilities	$21.2	$23.4

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.5 years as of March 31, 2013 and 1.7 years as of December 31, 2012.

Omni Trust Liabilities (at par value)

In billions of dollars	March 31, 2013	December 31, 2012
Term notes issued to third parties	$4.4	$4.4
Term notes retained by Citigroup affiliates	1.9	7.1

Total Omni Trust liabilities	$6.3	$11.5

Mortgage Securitizations

        The Company provides a wide range of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of SPEs. These SPEs are funded through the issuance of trust certificates backed solely by the transferred assets. These certificates have the same life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company's Consumer business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts and also provides servicing for a limited number of Securities and Banking securitizations. Securities and Banking and Special Asset Pool do not retain servicing for their mortgage securitizations.

        The Company securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, Fannie Mae or Freddie Mac (U.S. agency-sponsored mortgages), or private-label (non-agency-sponsored mortgages) securitization. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations because Citigroup does not have the power to direct the activities of the SPE that most significantly impact the entity's economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations.

        The Company does not consolidate certain non-agency-sponsored mortgage securitizations because Citi is either not the servicer with the power to direct the significant activities of the entity or Citi is the servicer but the servicing relationship is deemed to be a fiduciary relationship and, therefore, Citi is not deemed to be the primary beneficiary of the entity.

        In certain instances, the Company has (i) the power to direct the activities and (ii) the obligation to either absorb losses or the right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and, therefore, is the primary beneficiary and thus consolidates the SPE.

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to Citicorp mortgage securitizations for the quarters ended March 31, 2013 and 2012:

	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$18.3	$0.4	$16.6	$0.3
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	—	—	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during the first quarter of 2013 were $1 million. For the quarter ended March 31, 2013, gains (losses) recognized on the securitization of non-agency sponsored mortgages were $8 million.

        Agency and non-agency mortgage securitization gains (losses) for the quarter ended March 31, 2012 were $3 million and $(1) million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the quarters ended March 31, 2013 and 2012 were as follows:

	March 31, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.6% to 12.4%	—	5.9% to 19.2%
Weighted average discount rate	10.9%	—	8.3%
Constant prepayment rate	4.0% to 21.4%	—	1.3% to 9.7%
Weighted average constant prepayment rate	5.8%	—	2.8%
Anticipated net credit losses(2)	NM	—	44.7% to 89.0%
Weighted average anticipated net credit losses	NM	—	80.7%
Weighted average life	6.4 to 10.4 years	—	6.5 to 16.5 years

	March 31, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.3% to 12.9%	—	16.9% to 19.3%
Weighted average discount rate	11.0%	—	18.3%
Constant prepayment rate	7.3% to 13.4%	—	2.2% to 5.4%
Weighted average constant prepayment rate	10.7%	—	3.3%
Anticipated net credit losses(2)	NM	—	55.2% to 62.9%
Weighted average anticipated net credit losses	NM	—	59.1%
Weighted average life	6.7 to 9.7 years	—	5.9 to 6.8 years

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

        The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

        At March 31, 2013 and December 31, 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	March 31, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 29.1%	1.2% to 53.7%	5.5% to 60.3%
Weighted average discount rate	6.5%	9.6%	13.8%
Constant prepayment rate	6.0% to 48.3%	1.2% to 25.8%	0.5% to 33.4%
Weighted average constant prepayment rate	20.3%	9.8%	9.4%
Anticipated net credit losses(2)	NM	0.1% to 84.8%	27.4% to 90.0%
Weighted average anticipated net credit losses	NM	52.5%	53.4%
Weighted average life	0.4 to 18.9 years	1.7 to 11.9 years	0.1 to 21.9 years

	December 31, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.6% to 17.2%	1.2% to 24.0%	1.1% to 29.2%
Weighted average discount rate	6.1%	9.0%	13.8%
Constant prepayment rate	9.0% to 57.8%	1.9% to 24.9%	0.5% to 29.4%
Weighted average constant prepayment rate	27.7%	12.3%	10.0%
Anticipated net credit losses(2)	NM	0.1% to 80.2%	33.4% to 90.0%
Weighted average anticipated net credit losses	NM	47.0%	54.1%
Weighted average life	0.3 to 18.3 years	0.4 to 11.2 years	0.0 to 25.7 years

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

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars at March 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,148	$107	$403

Discount rates
Adverse change of 10%	$(56)	$(4)	$(28)
Adverse change of 20%	(108)	(7)	(54)
Constant prepayment rate
Adverse change of 10%	(110)	(1)	(9)
Adverse change of 20%	(207)	(3)	(19)
Anticipated net credit losses
Adverse change of 10%	NM	(1)	(12)
Adverse change of 20%	NM	(3)	(22)

		Non-agency-sponsored mortgages(1)
In millions of dollars at December 31, 2012	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,987	$88	$466

Discount rates
Adverse change of 10%	$(46)	$(2)	$(31)
Adverse change of 20%	(90)	(4)	(59)
Constant prepayment rate
Adverse change of 10%	(110)	(1)	(11)
Adverse change of 20%	(211)	(3)	(22)
Anticipated net credit losses
Adverse change of 10%	NM	(1)	(13)
Adverse change of 20%	NM	(3)	(24)

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the quarters ended March 31, 2013 and 2012:

	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$—	$—	$0.2	$—
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	—	—	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages during the first quarter of 2013 were $3 million. The Company did not securitize non-agency-sponsored mortgages during the quarter ended March 31, 2013.

        Gains recognized on the securitization of U.S. agency-sponsored mortgages during the first quarter of 2012 were $20 million. The Company did not securitize non-agency-sponsored mortgages during the quarter ended March 31, 2012.

        Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

        At March 31, 2013 and December 31, 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	March 31, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 51.0%	9.1% to 32.1%	6.2% to 14.3%
Weighted average discount rate	11.5%	12.9%	10.3%
Constant prepayment rate	7.2% to 31.6%	17.4% to 24.1%	11.6% to 15.3%
Weighted average constant prepayment rate	25.4%	19.0%	13.5%
Anticipated net credit losses	NM	0.3%	50.7% to 54.5%
Weighted average anticipated net credit losses	NM	0.3%	52.6%
Weighted average life	2.2 to 7.9 years	2.1 to 4.7 years	7.8 to 8.3 years

	December 31, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0.% to 52.7%	4.1% to 29.2%	3.4% to 12.4%
Weighted average discount rate	9.7%	4.2%	8.0%
Constant prepayment rate	8.2% to 37.4%	21.7% to 26.0%	12.7% to 18.7%
Weighted average constant prepayment rate	28.6%	21.7%	15.7%
Anticipated net credit losses	NM	0.5%	50.0% to 50.1%
Weighted average anticipated net credit losses	NM	0.5%	50.1%
Weighted average life	2.2 to 7.8 years	2.1 to 4.4 years	6.0 to 7.4 years

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars at March 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$625	$59	$16

Discount rates
Adverse change of 10%	$(22)	$(3)	$(1)
Adverse change of 20%	(43)	(6)	(2)
Constant prepayment rate
Adverse change of 10%	(48)	(3)	—
Adverse change of 20%	(93)	(7)	(1)
Anticipated net credit losses
Adverse change of 10%	NM	(1)	(1)
Adverse change of 20%	NM	(1)	(2)

		Non-agency-sponsored mortgages(1)
In millions of dollars at December 31, 2012	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$618	$39	$16

Discount rates
Adverse change of 10%	$(22)	$—	$(1)
Adverse change of 20%	(42)	(1)	(2)
Constant prepayment rate
Adverse change of 10%	(57)	(3)	—
Adverse change of 20%	(109)	(7)	(1)
Anticipated net credit losses
Adverse change of 10%	NM	(9)	(2)
Adverse change of 20%	NM	(19)	(4)

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $2.2 billion and $2.7 billion at March 31, 2013 and 2012, respectively. The MSRs correspond to principal loan balances of $311 billion and $387 billion as of March 31, 2013 and 2012, respectively. The following table summarizes the changes in capitalized MSRs for the quarters ended March 31, 2013 and 2012:

In millions of dollars	2013	2012
Balance, beginning of year	$1,942	$2,569
Originations	172	144
Changes in fair value of MSRs due to changes in inputs and assumptions	223	249
Other changes(1)	(133)	(271)
Sale of MSRs	(1)	—

Balance, as of March 31	$2,203	$2,691

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the quarters ended March 31, 2013 and 2012 were as follows:

In millions of dollars	2013	2012
Servicing fees	$217	$268
Late fees	8	17
Ancillary fees	31	28

Total MSR fees	$256	$313

        These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the quarter ended March 31, 2013, Citi transferred non-agency (private-label) securities with an original par value of approximately $244 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients. As of March 31, 2013, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $374 million ($32 million of which relates to re-securitization transactions executed in 2013) and are recorded in Trading account assets. Of this amount, approximately $17 million and $357 million related to senior and subordinated beneficial interests, respectively. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of March 31, 2013 was approximately $6.6 billion.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarter ended March 31, 2013, Citi transferred agency securities with a fair value of approximately $7.4 billion to re-securitization entities. As of March 31, 2013, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.9 billion ($1.0 billion of which related to re-securitization transactions executed in 2013) and is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2013 was approximately $73.1 billion.

        As of March 31, 2013, the Company did not consolidate any private-label or agency re-securitization entities.

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

        As administrator to Citi's conduits, the Company is generally responsible for selecting and structuring assets purchased or financed by the conduits, making decisions regarding the funding of the conduits, including determining the tenor and other features of the commercial paper issued, monitoring the quality and performance of the conduits' assets, and facilitating the operations and cash flows of the conduits. In return, the Company earns structuring fees from customers for individual transactions and earns an administration fee from the conduit, which is equal to the income from the client program and liquidity fees of the conduit after payment of conduit expenses. This administration fee is fairly stable, since most risks and rewards of the underlying assets are passed back to the clients. Once the asset pricing is negotiated, most ongoing income, costs and fees are relatively stable as a percentage of the conduit's size.

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

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 25 to 50 days. At the respective periods ended March 31, 2013 and December 31, 2012, the weighted average lives of the commercial paper issued by consolidated and unconsolidated conduits were approximately 48 and 38 days, respectively.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition, each consolidated conduit has obtained a letter of credit from the Company, which is equal to at least 8-10% of the conduit's assets with a minimum of $200 million. The letters of credit provided by the Company to the consolidated conduits total approximately $2 billion. The net result across all multi-seller conduits administered by the Company is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.

        The Company also provides the conduits with two forms of liquidity agreements that are used to provide funding to the conduits in the event of a market disruption, among other events. Each asset of the conduits is supported by a transaction-specific liquidity facility in the form of an asset purchase agreement (APA). Under the APA, the Company has generally agreed to purchase non-defaulted eligible receivables from the conduit at par. The APA is not generally designed to provide credit support to the conduit, as it generally does not permit the purchase of defaulted or impaired assets. Any funding under the APA will likely subject the underlying conduit clients to increased interest costs. In addition, the Company provides the conduits with program-wide liquidity in the form of short-term lending commitments. Under these commitments, the Company has agreed to lend to the conduits in the event of a short-term disruption in the commercial paper market, subject to specified conditions. The Company receives fees for providing both types of liquidity agreements and considers these fees to be on fair market terms.

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of March 31, 2013, the Company owned $10.4 billion and $216 million of the commercial paper issued by its consolidated and unconsolidated administered conduits, respectively.

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

        The Company administers one conduit that originates loans to third-party borrowers and those obligations are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. The economic performance of this government-guaranteed loan conduit is most significantly impacted by the performance of its underlying assets. The guarantors must approve each loan held by the entity and the guarantors have the ability (through establishment of the servicing terms to direct default mitigation and to purchase defaulted loans) to manage the conduit's loan that become delinquent to improve the economic performance of the conduit. Because the Company does not have the power to direct the activities of this government-guaranteed loan conduit that most significantly impact the economic performance of the entity, it was concluded that the Company should not consolidate the entity. The total notional exposure under the program-wide liquidity agreement for the Company's unconsolidated administered conduit as of March 31, 2013 is $0.6 billion. The program-wide liquidity agreement, along with each asset APA, is considered in the Company's maximum exposure to loss to the unconsolidated administered conduit.

        As of March 31, 2013, this unconsolidated government-guaranteed loan conduit held assets and funding commitments of approximately $7.3 billion.

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

        A synthetic CDO is similar to a cash CDO, except that the CDO obtains exposure to all or a portion of the referenced assets synthetically through derivative instruments, such as credit default swaps. Because the CDO does not need to raise cash sufficient to purchase the entire referenced portfolio, a substantial portion of the senior tranches of risk is typically passed on to CDO investors in the form of unfunded liabilities or derivative instruments. The CDO writes credit protection on select referenced debt securities to the Company or third parties. Risk is then passed on to the CDO investors in the form of funded notes or purchased credit protection through derivative instruments. Any cash raised from investors is invested in a portfolio of collateral securities or investment contracts. The collateral is then used to support the obligations of the CDO on the credit default swaps written to counterparties.

        A securitized collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the SPE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

        A third-party asset manager is typically retained by the CDO/CLO to select the pool of assets and manage those assets over the term of the SPE. The Company is the manager for a limited number of CLO transactions over the term of the SPE. The Company is the manager for a limited number of CLO transactions.

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

        Where a CDO/CLO entity issues preferred shares (or subordinated notes that are the equivalent form), the preferred shares generally represent an insufficient amount of equity (less than 10%) and create the presumption that preferred shares are insufficient to finance the entity's activities without subordinated financial support. In addition, although the preferred shareholders generally have full exposure to expected losses on the collateral and uncapped potential to receive expected residual returns, they generally do not have the ability to make decisions significantly affecting the entity's financial results because of their limited role in making day-to-day decisions and their limited ability to remove the asset manager. Because one or both of the above conditions will generally be met, the Company has concluded, even where a CDO/CLO entity issued preferred shares, the entity should be classified as a VIE.

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

Key Assumptions and Retained Interests—Citi Holdings

        The key assumptions, used for the securitization of CDOs and CLOs during the quarter ended March 31, 2013, in measuring the fair value of retained interests were as follows:

	CDOs	CLOs
Discount rate	46.9% to 51.6%	2.3% to 2.5%

        The effect of an adverse change of 10% and 20% in the discount rates used to determine the fair value of retained interests at March 31, 2013 is set forth in the table below:

In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$16	$203

Discount rates
Adverse change of 10%	$(2)	$(2)
Adverse change of 20%	(3)	(3)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at March 31, 2013, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$13.8	$3.4
Corporate loans	2.0	1.4
Hedge funds and equities	0.6	0.4
Airplanes, ships and other assets	20.6	11.9

Total	$37.0	$17.1

        The following table summarizes selected cash flow information related to asset-based financings for the quarters ended March 31, 2013 and 2012:

In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$0.3	$—

        The effect of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests at March 31, 2013 is set forth below:

In millions of dollars	Asset-based Financing
Carrying value of retained interests	$1,421

Value of underlying portfolio
Adverse change of 10%	$(16)
Adverse change of 20%	(32)

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at March 31, 2013, are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$0.8	$0.3
Corporate loans	0.4	0.3
Airplanes, ships and other assets	2.6	0.5

Total	$3.8	$1.1

        The following table summarizes selected cash flow information related to asset-based financings for the quarters ended March 31, 2013 and 2012:

In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$—	$0.9

        The effect of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests at March 31, 2013 is set forth below:

In millions of dollars	Asset-based Financing
Carrying value of retained interests	$338

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

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

        The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company's inventory of Floaters fluctuates over time. As of March 31, 2013, the Company held $423 million of Floaters related to both customer and non-customer TOB trusts.

        For certain non-customer trusts, the Company also provides credit enhancement. Approximately $196 million of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.

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

        As of March 31, 2013, liquidity agreements provided with respect to customer TOB trusts totaled $4.6 billion, of which $3.3 billion was offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.5 billion as of March 31, 2013. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

        The Company considers the customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company. The Company has concluded that the power to direct the activities that most significantly impact the economic performance of the customer TOB trusts is primarily held by the customer Residual holder, which may unilaterally cause the sale of the trust's bonds.

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

Municipal Investments

        Municipal investment transactions include debt and equity interests in partnerships that finance the construction and rehabilitation of low-income housing, facilitate lending in new or underserved markets, or finance the construction or operation of renewable municipal energy facilities. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits and grants earned from the investments made by the partnership. The Company may also provide construction loans or permanent loans to the development or operations of real estate properties held by partnerships. These entities are generally considered VIEs. The power to direct the activities of these entities is typically held by the general partner. Accordingly, these entities are not consolidated by the Company.

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

        Because the sole asset of each of the trusts is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company's investment in the VIE's equity shares, the Company is not permitted to consolidate the trusts, even though it owns all of the voting equity shares of the trust, has fully guaranteed the trusts' obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities. For additional information, see Note 16 to the Consolidated Financial Statements.

19.  DERIVATIVES ACTIVITIES

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

        Derivative transactions are customarily documented under industry standard master agreements and credit support annexes, which provide that following an uncured payment default or other event of default the non-defaulting party may promptly terminate all transactions between the parties and determine a net amount due to be paid to, or by, the defaulting party. Events of default generally include: (i) failure to make a payment on a derivatives transaction (which remains uncured following applicable notice and grace periods), (ii) breach of a covenant (which remains uncured after applicable notice and grace periods), (iii) breach of a representation, (iv) cross default, either to third party debt or to another derivatives transaction entered into among the parties, or, in some cases, their affiliates, (v) the occurrence of a merger or consolidation which results in a party becoming a materially weaker credit, and (vi) the cessation or repudiation of any applicable guarantee or other credit support document. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery (which remains uncured following applicable notice and grace periods).

        The enforceability of offsetting rights incorporated in the master netting agreements for derivative transactions is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing which provides the requisite level of certainty regarding the enforceability of these agreements and that the exercise of rights by the non-defaulting party under these agreements will not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.

        Cash collateral and security collateral in the form of G10 government debt securities is generally posted to secure the net open exposure of derivative transactions, at a counterparty level, whereby the receiving party is free to comingle/rehypothecate such collateral in the ordinary course of its business. Nonstandard collateral such as corporate bonds, municipal bonds, U.S. agency securities and/or MBS may also be pledged as collateral for derivative transactions. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third party custodian pursuant to a tri-party Account Control Agreement.

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of March 31, 2013 and December 31, 2012 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Interest rate contracts
Swaps	$123,698	$114,296	$31,154,330	$30,050,856	$113,765	$99,434
Futures and forwards	220	—	5,397,508	4,823,370	80,937	45,856
Written options	—	—	3,871,649	3,752,905	18,497	22,992
Purchased options	—	—	3,598,389	3,542,048	7,080	7,890

Total interest rate contract notionals	$123,918	$114,296	$44,021,876	$42,169,179	$220,279	$176,172

Foreign exchange contracts
Swaps	$20,847	$22,207	$1,375,941	$1,393,368	$18,118	$16,900
Futures and forwards	67,399	70,484	4,051,904	3,484,193	20,664	33,768
Written options	129	96	1,097,717	781,698	—	989
Purchased options	694	456	1,109,849	778,438	129	2,106

Total foreign exchange contract notionals	$89,069	$93,243	$7,635,411	$6,437,697	$38,911	$53,763

Equity contracts
Swaps	$—	$—	$101,404	$96,039	$—	$—
Futures and forwards	—	—	17,704	16,171	—	—
Written options	—	—	335,816	320,243	—	—
Purchased options	—	—	313,794	281,236	—	—

Total equity contract notionals	$—	$—	$768,718	$713,689	$—	$—

Commodity and other contracts
Swaps	$—	$—	$29,318	$27,323	$—	$—
Futures and forwards	—	—	101,703	75,897	—	—
Written options	—	—	96,410	86,418	—	—
Purchased options	—	—	101,581	89,284	—	—

Total commodity and other contract notionals	$—	$—	$329,012	$278,922	$—	$—

Credit derivatives(4)
Protection sold	$—	$—	$1,380,859	$1,346,494	$—	$—
Protection purchased	338	354	1,451,731	1,412,194	19,073	21,741

Total credit derivatives	$338	$354	$2,832,590	$2,758,688	$19,073	$21,741

Total derivative notionals	$213,325	$207,893	$55,587,607	$52,358,175	$278,263	$251,676

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt is $5,123 and $4,888 million at March 31, 2013 and December 31, 2012, respectively.

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

        The following tables present the gross and net fair values of the Company's derivative transactions, and the related offsetting amount permitted under ASC 210-20-45 and 815-10-45, as of March 31, 2013 and December 31, 2012. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to an enforceable credit support annex are included in the offsetting amount. U.S. GAAP does not permit offsetting for security collateral posted. The table also includes amounts that are not permitted to be offset under ASC 210-20-45 and 815-10-45 but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained.

 Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in trading accounts assets/liabilities(1)(2)(3)		Derivatives classified in other assets/liabilities(2)(3)
In millions of dollars at March 31, 2013	Assets	Liabilities	Assets	Liabilities
Derivatives instruments designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$3,340	$964	$3,977	$1,117
Cleared	2,226	567	1	2
Exchange Traded	—	—	—	—

Interest Rate contracts	$5,566	$1,531	$3,978	$1,119

Over-the-counter	$518	$1,193	$440	$718
Cleared	—	—	—	—
Exchange Traded	—	—	—	—

Foreign Exchange Contracts	$518	$1,193	$440	$718

Over-the-counter	$—	$—	$—	$12
Cleared	—	—	—	—
Exchange Traded	—	—	—	—

Credit Derivatives	$—	$—	$—	$12

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$6,084	$2,724	$4,418	$1,849

Derivatives instruments not designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$427,999	$417,684	$291	$2
Cleared	370,239	376,498	25	52
Exchange Traded	45	75	—	—

Interest Rate contracts	$798,283	$794,257	$316	$54

Over-the-counter	$77,297	$78,631	$158	$137
Cleared	8	9	—	—
Exchange Traded	—	—	—	—

Foreign Exchange Contracts	$77,305	$78,640	$158	$137

Over-the-counter	$15,558	$28,653	$—	$—
Cleared	184	161	—	—
Exchange Traded	3,930	3,787	—	—

Equity Contracts	$19,672	$32,601	$—	$—

Over-the-counter	$9,072	$9,884	$—	$—
Cleared	—	—	—	—
Exchange Traded	1,639	1,539	—	—

Commodity and other Contracts	$10,711	$11,423	$—	$—

Over-the-counter	$49,594	$48,284	$126	$398
Cleared	1,504	1,426	—	—
Exchange Traded	—	—	—	—

Credit Derivatives(4)	$51,098	$49,710	$126	$398

Total Derivatives instruments not designated as ASC 815 (SFAS 133) hedges	$957,069	$966,631	$600	$589

Total derivatives	$963,153	$969,355	$5,018	$2,438

Cash collateral paid/received(5)(6)	$5,195	$9,890	339	$281
Less: Netting agreements(7)	(877,186)	(877,186)	—	—
Less: Netting cash collateral received/paid(8)	(35,862)	(49,274)	(3,527)	—

Net receivables/payables	$55,300	$52,785	$1,830	$2,719

Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Does not meet applicable offsetting guidance	$—	$—	$—	$—

Less: Cash collateral received/paid	$(453)	$(15)	$—	$—

Less: Non-cash collateral received/paid	$(7,531)	$(7,279)	$—	$—

Total Net receivables/payables	$47,316	$45,491	$1,830	$2,719

(1)
The trading derivatives fair values are presented in Note 11 to the Consolidated Financial Statements.

(2)
Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
Over-the-counter (OTC) derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with counterparty in the OTC market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange Traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.

(4)
The credit derivatives trading assets are composed of $30,572 million related to protection purchased and $20,526 million related to protection sold as of March 31, 2013. The credit derivatives trading liabilities are composed of $21,472 million related to protection purchased and $28,238 million related to protection sold as of March 31, 2013.

(5)
For the trading assets/liabilities, this is the net amount of the $54,469 million and $45,752 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $49,274 million was used to offset derivative liabilities and, of the gross cash collateral received, $35,862 million was used to offset derivative assets.

(6)
For the other assets/liabilities, this is the net amount of the $339 million and $3,808 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $3,527 million was used to offset derivative assets.

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements.

	Derivatives classified in trading accounts assets/liabilities(1)(2)(3)		Derivatives classified in other assets/liabilities(2)(3)
In millions of dollars at December 31, 2012	Assets	Liabilities	Assets	Liabilities
Derivatives instruments designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$5,110	$1,702	$4,574	$1,175
Cleared	2,685	561	—	3
Exchange Traded	—	—	—	—

Interest Rate contracts	$7,795	$2,263	$4,574	$1,178

Over-the-counter	$341	$1,350	$978	$525
Cleared	—	—	—	—
Exchange Traded	—	—	—	—

Foreign Exchange Contracts	$341	$1,350	$978	$525

Over-the-counter	$—	$—	$—	$16
Cleared	—	—	—	—
Exchange Traded	—	—	—	—

Credit Derivatives	$—	$—	$—	$16

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$8,136	$3,613	$5,552	$1,719

Derivatives instruments not designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$485,100	$473,446	$438	$4
Cleared	406,384	416,127	11	25
Exchange Traded	68	56	—	—

Interest Rate contracts	$891,552	$889,629	$449	$29

Over-the-counter	$75,933	$80,695	$200	$112
Cleared	4	4	—	—
Exchange Traded	—	—	—	—

Foreign Exchange Contracts	$75,937	$80,699	$200	$112

Over-the-counter	$14,273	$28,138	$—	$—
Cleared	53	91	—	—
Exchange Traded	3,883	3,610	—	—

Equity Contracts	$18,209	$31,839	$—	$—

Over-the-counter	$8,889	$10,154	$—	$—
Cleared	—	—	—	—
Exchange Traded	1,968	1,977	—	—

Commodity and other Contracts	$10,857	$12,131	$—	$—

Over-the-counter	$52,809	$51,175	$102	$392
Cleared	1,215	1,079	—	—
Exchange Traded	—	—	—	—

Credit Derivatives(4)	$54,024	$52,254	$102	$392

Total Derivatives instruments not designated as ASC 815 (SFAS 133) hedges	$1,050,579	$1,066,552	$751	$533

Total derivatives	$1,058,715	$1,070,165	$6,303	$2,252

Cash collateral paid/received(5)(6)	$5,597	$7,923	$214	$658
Less: Netting agreements(7)	(970,782)	(970,782)	—	—
Less: Netting cash collateral received/paid(8)	(38,910)	(55,555)	(4,660)	—

Net receivables/payables	$54,620	$51,751	$1,857	$2,910

Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Does not meet applicable offsetting guidance	$—	$—	$—	$—

Less: Cash collateral received/paid	$(1,021)	$(10)	$—	$—

Less: Non-cash collateral received/paid	$(7,143)	$(5,641)	$(388)	$—

Total Net receivables/payables	$46,456	$46,100	$1,469	$2,910

(1)
The trading derivatives fair values are presented in Note 11 to the Consolidated Financial Statements.

(2)
Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
Over-the-counter (OTC) derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with counterparty in the OTC market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange Traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.

(4)
The credit derivatives trading assets are composed of $34,314 million related to protection purchased and $19,710 million related to protection sold as of December 31, 2012. The credit derivatives trading liabilities are composed of $20,424 million related to protection purchased and $31,830 million related to protection sold as of December 31, 2012.

(5)
For the trading assets/liabilities, this is the net amount of the $61,152 million and $46,833 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $55,555 million was used to offset derivative liabilities and, of the gross cash collateral received, $38,910 million was used to offset derivative assets.

(6)
For the other assets/liabilities, this is the net amount of the $214 million and $5,318 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $4,660 million was used to offset derivative assets.

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements.

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three months ended March 31, 2013 and 2012 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three months ended March 31, 2013 and 2012 are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue three months ended March 31,
In millions of dollars	2013	2012
Interest rate contracts	$(185)	$(435)
Foreign exchange	(1,071)	544
Credit derivatives	(111)	(429)

Total Citigroup(1)	$(1,367)	$(320)

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

        Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and loans. When certain interest rates do not qualify as a benchmark interest rate, Citigroup designates the risk being hedged as the risk of changes in overall fair value. The hedging instruments used are receive-variable, pay-fixed interest rate swaps. These fair value hedging relationships use either regression or dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three months ended March 31, 2013 and 2012:

	Gains (losses) on fair value hedges(1) for the three months ended March 31,
In millions of dollars	2013	2012
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(934)	$(1,492)
Foreign exchange contracts	(292)	250

Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(1,226)	$(1,242)

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$932	$1,254
Foreign exchange hedges	306	(234)

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,238	$1,020

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(2)	$(238)
Foreign exchange hedges	(12)	3

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(14)	$(235)

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$—
Foreign exchange contracts	26	13

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$26	$13

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

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three-month periods ended March 31, 2013 and March 31, 2012 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three months ended March 31,
In millions of dollars	2013	2012
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$39	$13
Foreign exchange contracts	(68)	69
Credit derivatives	4	—

Total effective portion of cash flow hedges included in AOCI	$(25)	$82

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(183)	$(237)
Foreign exchange contracts	(43)	(40)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(226)	$(277)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Statement of Income.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of March 31, 2013 is approximately $0.9 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

        The after-tax impact of cash flow hedges on AOCI is shown in Note 17 to the Consolidated Financial Statements.

Net Investment Hedges

        Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions (formerly SFAS 52, Foreign Currency Translation), ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, options and foreign-currency-denominated debt instruments to manage the foreign exchange risk associated with Citigroup's equity investments in several non-U.S.-dollar-functional-currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.

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

        The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $489 million and $(2,005) million for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return that will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of March 31, 2013 and December 31, 2012, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of March 31, 2013 and December 31, 2012:

In millions of dollars as of March 31, 2013	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$889,238	$17,322
Broker-dealer	313,367	7,861
Non-financial	3,233	90
Insurance and other financial institutions	175,021	2,965

Total by industry/counterparty	$1,380,859	$28,238

By instrument
Credit default swaps and options	$1,379,517	$28,003
Total return swaps and other	1,342	235

Total by instrument	$1,380,859	$28,238

By rating
Investment grade	$599,304	$5,758
Non-investment grade	203,232	12,947
Not rated	578,323	9,533

Total by rating	$1,380,859	$28,238

By maturity
Within 1 year	$278,003	$2,001
From 1 to 5 years	988,220	19,058
After 5 years	114,636	7,179

Total by maturity	$1,380,859	$28,238

(1)
In addition, fair value amounts payable under credit derivatives purchased were $21,882 million.

(2)
In addition, fair value amounts receivable under credit derivatives sold were $20,526 million.

In millions of dollars as of December 31, 2012	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$863,411	$18,824
Broker-dealer	304,968	9,193
Non-financial	3,241	87
Insurance and other financial institutions	174,874	3,726

Total by industry/counterparty	$1,346,494	$31,830

By instrument
Credit default swaps and options	$1,345,162	$31,624
Total return swaps and other	1,332	206

Total by instrument	$1,346,494	$31,830

By rating
Investment grade	$637,343	$6,290
Non-investment grade	200,529	15,591
Not rated	508,622	9,949

Total by rating	$1,346,494	$31,830

By maturity
Within 1 year	$287,670	$2,388
From 1 to 5 years	965,059	21,542
After 5 years	93,765	7,900

Total by maturity	$1,346,494	$31,830

(1)
In addition, fair value amounts payable under credit derivatives purchased were $20,832 million.

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2013 and December 31, 2012 is $35 and $36 billion, respectively. The Company has posted $31 and $32 billion as collateral for this exposure in the normal course of business as of March 31, 2013 and December 31, 2012, respectively.

        Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of March 31, 2013, the Company would be required to post an additional $4.0 billion, as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.2 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $4.2 billion.

20.  FAIR VALUE MEASUREMENT

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

        For fair value measurements of substantially all assets and liabilities held by the Company, individual business units are responsible for valuing the trading account assets and liabilities, and Product Control within Finance performs independent price verification procedures to evaluate those fair value measurements. Product Control is independent of the individual business units and reports into the Global Head of Product Control. It has authority over the valuation of financial assets and liabilities. Fair value measurements of assets and liabilities are determined using various techniques, including, but not limited to, discounted cash flows and internal models, such as option and correlation models.

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

        The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign-exchange rates, volatilities and correlation. The Company uses overnight indexed swap curves as fair value measurement inputs for the valuation of certain collateralized interest-rate related derivatives. The instrument is classified as either Level 2 or Level 3 depending upon the observability of the significant inputs to the model.

Subprime-related direct exposures in CDOs

        The valuation of high-grade and mezzanine asset-backed security (ABS) CDO positions utilizes prices based on the underlying assets of each high-grade and mezzanine ABS CDO. The high-grade and mezzanine positions are largely hedged through the ABS and bond short positions. This results in closer symmetry in the way these long and short positions are valued by the Company. Citigroup uses trader marks to value this portion of the portfolio and will do so as long as it remains largely hedged.

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

        Also included in investments are nonpublic investments in private equity and real estate entities held by the S&B business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment, as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company's process for determining the fair value of such securities utilizes commonly accepted valuation techniques, including comparables analysis. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. As discussed in Note 12 to the Consolidated Financial Statements, the Company uses net asset value to value certain of these investments.

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

        The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (where performance is linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above in "Trading account assets and liabilities—derivatives") given the nature of the embedded risk profile. Such instruments are classified as Level 2 or Level 3 depending on the observability of significant inputs to the model.

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

 Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012. The Company's hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels
In millions of dollars at March 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$230,606	$4,349	$234,955	$(67,207)	$167,748
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$28,447	$1,278	$29,725	$—	$29,725
Residential	—	1,604	2,112	3,716	—	3,716
Commercial	—	2,262	410	2,672	—	2,672

Total trading mortgage-backed securities	$—	$32,313	$3,800	$36,113	$—	$36,113

U.S. Treasury and federal agency securities	$13,166	$5,816	$—	$18,982	$—	$18,982
State and municipal	$—	$4,468	$209	$4,677	$—	$4,677
Foreign government	52,154	32,897	228	85,279	—	85,279
Corporate	—	31,718	1,736	33,454	—	33,454
Equity securities	50,768	3,415	279	54,462	—	54,462
Asset-backed securities	—	978	4,410	5,388	—	5,388
Other debt securities	—	12,406	2,260	14,666	—	14,666

Total trading securities	$116,088	$124,011	$12,922	$253,021	$—	$253,021

Trading account derivatives
Interest rate contracts	1	799,710	4,138	803,849
Foreign exchange contracts	19	76,458	1,346	77,823
Equity contracts	2,793	15,203	1,676	19,672
Commodity contracts	391	9,608	712	10,711
Credit derivatives	—	47,600	3,498	51,098

Total trading account derivatives	$3,204	$948,579	$11,370	$963,153
Gross cash collateral paid				$54,469
Netting agreements					$(962,322)

Total trading account derivatives	$3,204	$948,579	$11,370	$1,017,622	$(962,322)	$55,300

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$43	$46,076	$2,526	$48,645	$—	$48,645
Residential	—	8,886	186	9,072	—	9,072
Commercial	—	435	—	435	—	435

Total investment mortgage-backed securities	$43	$55,397	$2,712	$58,152	$—	$58,152

U.S. Treasury and federal agency securities	$64,778	$23,127	$11	$87,916	$—	$87,916

See footnotes on the next page.

In millions of dollars at March 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
State and municipal	$—	$17,898	$748	$18,646	$—	$18,646
Foreign government	33,339	53,515	268	87,122	—	87,122
Corporate	5	9,700	345	10,050	—	10,050
Equity securities	4,021	101	767	4,889	—	4,889
Asset-backed securities	—	10,902	3,815	14,717	—	14,717
Other debt securities	—	205	52	257	—	257
Non-marketable equity securities	—	303	5,287	5,590	—	5,590

Total investments	$102,186	$171,148	$14,005	$287,339	$—	$287,339

Loans(3)	$—	$474	$4,514	$4,988	$—	$4,988
Mortgage servicing rights	—	—	2,203	2,203	—	2,203

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$14,429	$2,428	$16,857
Gross cash collateral paid				$339
Netting agreements					$(3,527)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$14,429	$2,428	$17,196	$(3,527)	$13,669

Total assets	$221,478	$1,489,247	$51,791	$1,817,324	$(1,033,056)	$784,268
Total as a percentage of gross assets(4)	12.6%	84.5%	2.9%	100.0%

Liabilities
Interest-bearing deposits	—	722	834	1,556	—	1,556
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	191,008	1,053	192,061	(67,207)	124,854
Trading account liabilities
Securities sold, not yet purchased	58,356	8,750	335	67,441		67,441
Trading account derivatives
Interest rate contracts	—	792,263	3,525	795,788
Foreign exchange contracts	1	78,626	1,206	79,833
Equity contracts	2,655	26,796	3,150	32,601
Commodity contracts	285	9,789	1,349	11,423
Credit derivatives	—	46,056	3,654	49,710

Total trading account derivatives	$2,941	$953,530	$12,884	$969,355
Gross cash collateral received				45,752
Netting agreements					$(962,322)

Total trading account derivatives	$2,941	$953,530	$12,884	$1,015,107	$(962,322)	$52,785
Short-term borrowings	—	862	53	915	—	915
Long-term debt	—	21,304	6,847	28,151	—	28,151

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,424	$16	$2,440
Gross cash collateral received				$3,808
Netting agreements					$(3,527)

Nontrading derivatives and other financial liabilities measured on a recurring basis	—	2,424	16	6,248	(3,527)	2,721

Total liabilities	$61,297	$1,178,600	$22,022	$1,311,479	$(1,033,056)	$278,423
Total as a percentage of gross liabilities(4)	4.9%	93.4%	1.7%	100.0%

(1)
For the three months ended March 31, 2013, the Company transferred assets of $0.5 billion from Level 1 to Level 2, primarily related to foreign government bonds which were traded with less frequency. During the three months ended March 31, 2013, the Company transferred assets of $49 billion from Level 2 to Level 1, almost all of which related to U.S. Treasury securities held across the Company's major investment portfolios where Citi obtained additional information from its external pricing sources to meet the criteria for Level 1 classification as of March 31, 2013. During the three months ended March 31, 2013, the Company transferred liabilities of $11 million from Level 1 to Level 2, and $21 million from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)
There is no allowance for loan losses recorded for loans reported at fair value.

(4)
Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

 Fair Value Levels

In millions of dollars at December 31, 2012	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$198,278	$5,043	$203,321	$(42,732)	$160,589
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	29,835	1,325	31,160	—	31,160
Residential	—	1,663	1,805	3,468	—	3,468
Commercial	—	1,322	1,119	2,441	—	2,441

Total trading mortgage-backed securities	$—	$32,820	$4,249	$37,069	$—	$37,069

U.S. Treasury and federal agency securities	$15,416	$4,940	$—	$20,356	$—	$20,356
State and municipal	—	3,611	195	3,806	—	3,806
Foreign government	57,831	31,097	311	89,239	—	89,239
Corporate	—	33,194	2,030	35,224	—	35,224
Equity securities	54,640	2,094	264	56,998	—	56,998
Asset-backed securities	—	899	4,453	5,352	—	5,352
Other debt securities	—	15,944	2,321	18,265	—	18,265

Total trading securities	$127,887	$124,599	$13,823	$266,309	$—	$266,309

Trading account derivatives
Interest rate contracts	$2	$897,635	$1,710	$899,347
Foreign exchange contracts	18	75,358	902	76,278
Equity contracts	2,359	14,109	1,741	18,209
Commodity contracts	410	9,752	695	10,857
Credit derivatives	—	49,858	4,166	54,024

Total trading account derivatives	$2,789	$1,046,712	$9,214	$1,058,715
Gross cash collateral paid				61,152
Netting agreements					$(1,065,247)

Total trading account derivatives	$2,789	$1,046,712	$9,214	$1,119,867	$(1,065,247)	$54,620

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$46	$45,841	$1,458	$47,345	$—	$47,345
Residential	—	7,472	205	7,677	—	7,677
Commercial	—	449	—	449	—	449

Total investment mortgage-backed securities	$46	$53,762	$1,663	$55,471	$—	$55,471

U.S. Treasury and federal agency securities	$13,204	$78,625	$12	$91,841	$—	$91,841

See footnotes on the next page.

In millions of dollars at December 31, 2012	Level 1	Level 2	Level 3	Gross inventory	Netting(1)	Net balance
State and municipal	$—	$17,483	$849	$18,332	$—	$18,332
Foreign government	36,048	57,616	383	94,047	—	94,047
Corporate	—	9,289	385	9,674	—	9,674
Equity securities	4,037	132	773	4,942	—	4,942
Asset-backed securities	—	11,910	2,220	14,130	—	14,130
Other debt securities	—	—	258	258	—	258
Non-marketable equity securities	—	404	5,364	5,768	—	5,768

Total investments	$53,335	$229,221	$11,907	$294,463	$—	$294,463

Loans(2)	$—	$356	$4,931	$5,287	$—	$5,287
Mortgage servicing rights	—	—	1,942	1,942	—	1,942

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$15,293	$2,452	$17,745
Gross cash collateral paid				214
Netting agreements					$(4,660)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$15,293	$2,452	$17,959	$(4,660)	$13,299

Total assets	$184,011	$1,614,459	$49,312	$1,909,148	$(1,112,639)	$796,509
Total as a percentage of gross assets(3)	9.9%	87.4%	2.7%	100.0%

Liabilities
Interest-bearing deposits	$—	$661	$786	$1,447	$—	$1,447
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	158,580	841	159,421	(42,732)	116,689
Trading account liabilities
Securities sold, not yet purchased	55,145	8,288	365	63,798		63,798
Trading account derivatives
Interest rate contracts	1	890,362	1,529	891,892
Foreign exchange contracts	10	81,137	902	82,049
Equity contracts	2,664	25,986	3,189	31,839
Commodity contracts	317	10,348	1,466	12,131
Credit derivatives	—	47,746	4,508	52,254

Total trading account derivatives	$2,992	$1,055,579	$11,594	$1,070,165
Gross cash collateral received				46,833
Netting agreements					$(1,065,247)

Total trading account derivatives	$2,992	$1,055,579	$11,594	$1,116,998	$(1,065,247)	$51,751
Short-term borrowings	—	706	112	818	—	818
Long-term debt	—	23,038	6,726	29,764	—	29,764

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,228	$24	$2,252
Gross cash collateral received				$5,318
Netting agreements					$(4,660)

Nontrading derivatives and other financial liabilities measured on a recurring basis	$—	$2,228	$24	$7,570	$(4,660)	$2,910

Total liabilities	$58,137	$1,249,080	$20,448	$1,379,816	$(1,112,639)	$267,177
Total as a percentage of gross liabilities(3)	4.4%	94.1%	1.5%	100.0%

(1)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(2)
There is no allowance for loan losses recorded for loans reported at fair value.

(3)
Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

 Changes in Level 3 Fair Value Category

        The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2013 and 2012. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$5,043	$(13)	$—	$598	$(1,279)	$—	$—	$—	$—	$4,349	$(43)
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,325	$49	$—	$392	$(402)	$280	$26	$(368)	$(24)	$1,278	$30
Residential	1,805	171	—	98	(176)	727	—	(506)	(7)	2,112	56
Commercial	1,119	54	—	89	(36)	67	—	(866)	(17)	410	1

Total trading mortgage-backed securities	$4,249	$274	$—	$579	$(614)	$1,074	$26	$(1,740)	$(48)	$3,800	$87

State and municipal	$195	$1	$—	$—	$—	$19	$—	$(6)	$—	$209	$2
Foreign government	311	2	—	6	(36)	65	—	(120)	—	228	1
Corporate	2,030	(104)	—	76	(17)	568	—	(443)	(374)	1,736	(303)
Equity securities	264	37	—	23	(63)	78	—	(60)	—	279	23
Asset-backed securities	4,453	224	—	38	(32)	1,583	—	(1,856)	—	4,410	(53)
Other debt securities	2,321	98	—	139	(427)	744	—	(516)	(99)	2,260	(7)

Total trading securities	$13,823	$532	$—	$861	$(1,189)	$4,131	$26	$(4,741)	$(521)	$12,922	$(250)

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2013
Trading derivatives, net(4)
Interest rate contracts	181	(27)	—	829	(167)	91	—	(15)	(279)	613	(43)
Foreign exchange contracts	—	98	—	10	(10)	9	—	(7)	40	140	(128)
Equity contracts	(1,448)	92	—	(22)	81	49	—	(61)	(165)	(1,474)	(101)
Commodity contracts	(771)	54	—	8	(2)	3	—	(7)	78	(637)	137
Credit derivatives	(342)	(103)	—	8	(129)	8	—	—	402	(156)	106

Total trading derivatives, net(4)	$(2,380)	$114	$—	$833	$(227)	$160	$—	$(90)	$76	$(1,514)	$(29)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,458	$—	$3	$1,633	$(1,031)	$471	$—	$—	$(8)	$2,526	$3
Residential	205	—	9	60	(205)	117	—	—	—	186	9

Total investment mortgage-backed securities	$1,663	$—	$12	$1,693	$(1,236)	$588	$—	$—	$(8)	$2,712	$12

U.S. Treasury and federal agency securities	$12	$—	$—	$—	$—	$—	$—	$(1)	$—	$11	$—
State and municipal	849	—	(17)	7	(117)	81	—	(55)	—	748	(40)
Foreign government	383	—	1	22	(174)	130	—	(67)	(27)	268	(4)
Corporate	385	—	1	100	(12)	14	—	(143)	—	345	—
Equity securities	773	—	2	—	—	1	—	(9)	—	767	1
Asset-backed securities	2,220	—	38	1,192	—	692	—	(17)	(310)	3,815	(70)
Other debt securities	258	—	—	—	(205)	—	—	(1)	—	52	—
Non-marketable equity securities	5,364	—	69	—	—	40	—	(21)	(165)	5,287	136

Total investments	$11,907	$—	$106	$3,014	$(1,744)	$1,546	$—	$(314)	$(510)	$14,005	$35

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2013
Loans	$4,931	$—	$(75)	$—	$—	$95	$7	$(63)	$(381)	$4,514	$(26)
Mortgage servicing rights	$1,942	$—	$190	$—	$—	$—	$172	$(1)	$(100)	$2,203	$191
Other financial assets measured on a recurring basis	$2,452	$—	$36	$1	$—	$138	$290	$(5)	$(484)	$2,428	$32

Liabilities
Interest-bearing deposits	$786	$—	$(16)	$22	$—	$—	$25	$—	$(15)	$834	$(56)
Federal funds purchased and securities loaned or sold under agreements to repurchase	841	27	—	201	—	—	—	38	—	1,053	14
Trading account liabilities
Securities sold, not yet purchased	365	19	—	20	(5)	—	—	46	(72)	335	125
Short-term borrowings	112	42	—	—	—	—	1	—	(18)	53	(19)
Long-term debt	6,726	(9)	33	635	(465)	—	284	(1)	(308)	6,847	(113)
Other financial liabilities measured on a recurring basis	24	—	1	2	(2)	(2)	2	—	(7)	16	—

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2013.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,701	$33	$—	$25	$(262)	$—	$—	$—	$—	$4,497	$32
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$861	$50	$—	$379	$(127)	$183	$31	$(225)	$(37)	$1,115	$22
Residential	1,509	19	—	30	(180)	692	—	(721)	(2)	1,347	12
Commercial	618	(67)	—	36	(108)	211	—	(142)	—	548	2

Total trading mortgage-backed securities	$2,988	$2	$—	$445	$(415)	$1,086	$31	$(1,088)	$(39)	$3,010	$36

U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$—	$—	$(3)	$—	$—	$—

State and municipal	$252	$(3)	$—	$—	$—	$22	$—	$(48)	$—	$223	$(4)
Foreign government	521	3	—	2	(263)	710	—	(140)	—	833	4
Corporate	3,240	119	—	327	(125)	1,496	—	(595)	(699)	3,763	121
Equity securities	244	4	—	18	(9)	78	—	(120)	(24)	191	(3)
Asset-backed securities	5,801	335	—	17	(36)	2,651	—	(3,054)	(59)	5,655	66
Other debt securities	2,743	(31)	—	211	(249)	955	—	(574)	(42)	3,013	(22)

Total trading securities	$15,792	$429	$—	$1,020	$(1,097)	$6,998	$31	$(5,622)	$(863)	$16,688	$198

Trading derivatives, net(4)
Interest rate contracts	726	(217)	—	342	(17)	199	—	(129)	(213)	691	(456)
Foreign exchange contracts	(562)	173	—	(5)	(8)	129	—	(107)	10	(370)	29
Equity contracts	(1,737)	474	—	3	436	134	—	(175)	(212)	(1,077)	(135)
Commodity contracts	(934)	74	—	(5)	9	45	—	(68)	20	(859)	2
Credit derivatives	1,728	(1,235)	—	(204)	(53)	111	—	(10)	(109)	228	(1,030)

Total trading derivatives, net(4)	$(779)	$(731)	$—	$131	$367	$618	$—	$(489)	$(504)	$(1,387)	$(1,590)

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2012
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$679	$—	$9	$—	$(641)	$885	$—	$—	$—	$932	$4
Residential	8	—	—	—	(6)	—	—	—	—	2	—
Commercial	—	—	—	—	—	6	—	—	—	6	—

Total investment mortgage-backed securities	$687	$—	$9	$—	$(647)	$891	$—	$—	$—	$940	$4

U.S. Treasury and federal agency securities	$75	$—	$—	$—	$(75)	$—	$—	$—	$—	$—	$—
State and municipal	667	—	(1)	—	—	32	—	(16)	—	682	(7)
Foreign government	447	—	3	—	(17)	89	—	(80)	(67)	375	1
Corporate	989	—	(4)	—	—	87	—	(7)	(3)	1,062	1
Equity securities	1,453	—	45	—	—	—	—	(172)	—	1,326	16
Asset-backed securities	4,041	—	3	—	(43)	—	—	(7)	(921)	3,073	—
Other debt securities	120	—	—	—	—	—	—	(64)	(1)	55	—
Non-marketable equity securities	8,318	—	196	—	—	138	—	(8)	(357)	8,287	231

Total investments	$16,797	$—	$251	$—	$(782)	$1,237	$—	$(354)	$(1,349)	$15,800	$246

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2013
Loans	$4,682	$—	$(37)	$—	$(25)	$86	$—	$(8)	$(420)	$4,278	$300
Mortgage servicing rights	$2,569	$—	$187	$—	$—	$2	$142	$(5)	$(204)	$2,691	$184
Other financial assets measured on a recurring basis	$2,245	$—	$7	$8	$(1)	$1	$276	$(38)	$(176)	$2,322	$14

Liabilities
Interest-bearing deposits	$431	$—	$(5)	$83	$—	$—	$8	$—	$(69)	$458	$(58)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,061	27	—	—	—	—	—	—	(9)	1,025	—
Trading account liabilities
Securities sold, not yet purchased	412	(72)	—	4	(7)	—	—	71	(375)	177	(75)
Short-term borrowings	499	(56)	—	—	(9)	—	126	—	(249)	423	(2)
Long-term debt	6,904	(78)	29	159	(416)	—	287	—	(464)	6,519	(203)
Other financial liabilities measured on a recurring basis	3	—	(1)	—	—	(1)	—	—	(1)	2	(1)

(1)
Changes in fair value for available-for-sale investments (debt securities) are recorded in Accumulated other comprehensive income (loss) unless other-than-temporarily impaired, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)
Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income. See Note 12 to the Consolidated Financial Statements for a discussion of other-than-temporary impairment.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2012.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

 Level 3 Fair Value Rollforward

        The following were the significant Level 3 transfers for the three months ended March 31, 2013:

  •
  Transfers of Federal funds sold and securities borrowed or purchased under agreements to resell of $1.3 billion from Level 3 to Level 2 related to the shortening of the remaining tenor of certain structured reverse repos. There is more transparency and observability for repo curves used in the valuation of structured reverse repos with tenors up to five years; thus, structured reverse repos maturing within five years are generally classified as Level 2.

  •
  Transfers of U.S. government-sponsored agency guaranteed mortgage backed securities in Investments of $1.6 billion from Level 2 to Level 3, and of $1.0 billion from Level 3 to Level 2, were driven by changes in the level of price observability of specific instruments.

        During the three months ended March 31, 2012, there were no significant Level 3 transfers. The transfers included a total of $1.0 billion from Level 2 to Level 3 and $1.1 billion from Level 3 to Level 2 related to various types of trading securities.

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

        The following table presents the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2013. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of March 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)

Assets

Federal funds sold and securities borrowed or purchased under agreements to resell	$4,099	Cash flow	Interest rate	1.22%	1.67%

Trading and investment securities
Mortgage-backed securities	$5,137	Price-based	Price	$0.00	$126.12
	988	Yield analysis	Yield	0.00%	28.57%

State and municipal, foreign government, corporate and other debt securities	$3,086	Price-based	Price	$0.00	$135.98
	1,234	Cash flow	Yield	0.00%	11.90%
	861	Yield analysis

Equity securities	$785	Cash flow	Yield	9.00%	9.00%
	175	Price-based	Weighted average life	3 years	3 years
			Price(4)	$1.00	$17,123,129

Asset-backed securities	$6,133	Price-based	Price	$0.00	$118.09
	1,696	Model-based

Non-marketable equity	$2,701	Price-based	Fund NAV	$611	$477,311,897
	1,696	Comparables analysis	EBITDA multiple	4.5	13.5
	797	Cash flow	Price-to-book ratio	0.77	1.5
			Discount to price	0.00%	75.00%
			Price-earnings ratio	8.7	14.1
			Cost of capital	9.00%	20.00%

Derivatives—Gross(5)

Interest rate contracts (gross)	$7,585	Model-based	Interest rate (IR) volatility	40.00%	85.00%
			Credit spread	73 bps	375 bps

Foreign exchange contracts (gross)	$2,504	Model-based	Foreign exchange (FX) volatility	11.00%	20.00%
			Interest rate	3.75%	15.00%
			IR-FX correlation	40.00%	60.00%
			IR-IR correlation	40.00%	40.00%
			Credit spread	28 bps	419 bps

Equity contracts (gross)(6)	$4,553	Model-based	Equity volatility	10.20%	77.68%
			Equity-equity correlation	1.00%	99.90%
			Equity forward	87.08%	118.53%
			Equity-FX correlation	(95.00)%	78.00%

Commodity contracts (gross)	$2,060	Model-based	Commodity volatility	5.00%	124.00%
			Forward price	70.30%	233.80%
			Commodity correlation	(77.00)%	95.00%

Credit derivatives (gross)	$5,007	Model-based	Price	$0.00	$134.16
	2,133	Price-based	Credit correlation	5.00%	95.00%
			Credit spread	0 bps	2,542 bps

Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(5)	$2,306	Model-based	Price	$100.00	$100.00
			Redemption rate	7.50%	99.50%

Loans	$2,239	Price-based	Price	$0.00	$105.35
	1,418	Yield analysis	Credit spread	47 bps	350 bps
	585	Model-based

Mortgage servicing rights	$2,119	Cash flow	Yield	0.00%	51.48%
			Weighted average life	3.71 years	7.16 years

See footnotes on the next page.

	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)

Liabilities

Interest-bearing deposits	$834	Model-based	Equity volatility	11.78%	70.77%
			Forward price	70.30%	233.80%
			Commodity correlation	(77.00)%	95.00%
			Commodity volatility	5.00%	124.00%
			Equity forward	87.08%	118.53%
			Equity-IR correlation	25.00%	54.50%
			Equity-equity correlation	50.00%	98.00%
			Mean reversion	1.00%	20.00%

Federal funds purchased and securities loaned or sold under agreements to repurchase	$853	Model-based	Interest rate	0.70%	2.77%
	201	Cash flow

Trading account liabilities

Securities sold, not yet purchased	$264	Model-based	Price	$0.00	$135.98
	69	Price-based

Short-term borrowings and long-term debt	$5,194	Model-based	Credit spread	7 bps	300 bps
	1,029	Price-based	IR volatility	0.07%	85.00%
	674	Yield analysis	Interest rate	4.43%	15.00%
			Equity volatility	7.81%	64.97%
			Equity-FX correlation	(86.38)%	60.00%
			Price	$0.00	$104.42

(1)
The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)
Some inputs are shown as zero due to rounding.

(3)
When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(4)
For equity securities, the price input is expressed on an absolute basis, not as a percentage of the notional amount.

(5)
Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(6)
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

        In some circumstances, the yield of an instrument is not observable in the market and must be estimated from historical data or from yields of similar securities. This estimated yield may need to be adjusted to capture the characteristics of the security being valued. In other situations, the estimated yield may not represent sufficient market liquidity and must be adjusted as well. Whenever the amount of the adjustment is significant to the value of the security, the fair value measurement is classified as Level 3.

Prepayment

        Voluntary unscheduled payments (prepayments) change the future cash flows for the investor and thereby change the fair value of the security. The effect of prepayments is more pronounced for residential mortgage-backed securities. An increase in prepayments—in speed or magnitude—generally creates losses for the holder of these securities. Prepayment is generally negatively correlated with delinquency and interest rate. A combination of low prepayment and high delinquencies amplify each input's negative impact on mortgage securities' valuation. As prepayment speeds change, the weighted average life of the security changes, which impacts the valuation either positively or negatively, depending upon the nature of the security and the direction of the change in the weighted average life.

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

        For the following classes of fixed income instruments, the weighted average price input below provides insight regarding the central tendencies of the ranges of this input reported for each instrument class as of March 31, 2013:

Mortgage-backed securities	$91.72
State and municipal, foreign government, corporate, and other debt securities	88.43
Asset-backed securities	82.61
Loans	90.26
Short-term borrowings and long-term debt	82.86

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

Items Measured at Fair Value on a Nonrecurring Basis

        Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These include assets measured at cost that have been written down to fair value during the periods as a result of an impairment. In addition, these assets include loans held-for-sale and other real estate owned that are measured at the lower of cost or market.

        The following table presents the carrying amounts of all assets that were still held as of March 31, 2013 and December 31, 2012, and for which a nonrecurring fair value measurement was recorded during the quarter and year ended, respectively:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2013
Loans held-for-sale	$4,954	$3,716	$1,238
Other real estate owned	169	28	141
Loans(1)	4,330	3,773	557
Other assets(2)	4,725	4,725	—

Total assets at fair value on a nonrecurring basis	$14,178	$12,242	$1,936

(1)
Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

(2)
Represents Citi's remaining 35% investment in the Morgan Stanley Smith Barney joint venture whose carrying amount is the agreed purchase price. See Note 12 to the Consolidated Financial Statements.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2012
Loans held-for-sale	$2,647	$1,159	$1,488
Other real estate owned	201	22	179
Loans(1)	5,732	5,160	572
Other assets(2)	4,725	4,725	—

Total assets at fair value on a nonrecurring basis	$13,305	$11,066	$2,239

(1)
Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

(2)
Represents Citi's remaining 35% investment in the Morgan Stanley Smith Barney joint venture whose carrying amount is the agreed purchase price. See Note 12 to the Consolidated Financial Statements.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements

        The following table presents the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of March 31, 2013:

	Fair Value(1) (in millions)	Methodology	Input	Low	High
Loans held-for-sale	$1,226	Price-based	Price	$37.00	$100.00
Other real estate owned	141	Price-based	Discount to price	25.00%	55.00%
			Price	$0.00	$102.00
			Appraised value	$39,774	$5,379,477
Loans(2)	350	Price-based	Discount to price	25.00%	34.00%
	111	Model-based	Appraised value	$436,610	$86,000,000
	86	Cash flow	Yield	0.50%	15.13%

(1)
The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)
Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

Nonrecurring Fair Value Changes

        The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2013 and 2012:

	Three Months Ended March 31,
In millions of dollars	2013	2012
Loans held-for-sale	$(81)	$(50)
Other real estate owned	(6)	(14)
Loans(1)	(249)	(769)

Total nonrecurring fair value gains (losses)	$(336)	$(833)

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

	March 31, 2013		Estimated fair value
In billions of dollars	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Assets
Investments	$17.5	$18.1	$3.9	$13.1	$1.1
Federal funds sold and securities borrowed or purchased under agreements to resell	102.7	102.7	—	96.1	6.6
Loans(1)(2)	614.9	607.2	—	4.5	602.7
Other financial assets(2)(3)	234.1	234.1	9.8	168.3	56.0

Liabilities
Deposits	$932.2	$930.7	$—	$752.9	$177.8
Federal funds purchased and securities loaned or sold under agreements to repurchase	97.2	97.2	—	92.6	4.6
Long-term debt(4)	206.2	213.7	—	183.0	30.7
Other financial liabilities(5)	139.5	139.5	—	25.8	113.7

	December 31, 2012		Estimated fair value
In billions of dollars	Carrying value	Estimated fair value	Level 1	Level 2	Level 3
Assets
Investments	$17.9	$18.4	$3.0	$14.3	$1.1
Federal funds sold and securities borrowed or purchased under agreements to resell	100.7	100.7	—	94.8	5.9
Loans(1)(2)	621.9	612.2	—	4.2	608.0
Other financial assets(2)(3)	192.8	192.8	11.4	128.3	53.1

Liabilities
Deposits	$929.1	$927.4	$—	$748.7	$178.7
Federal funds purchased and securities loaned or sold under agreements to repurchase	94.5	94.5	—	94.4	0.1
Long-term debt(4)	209.7	215.3	—	177.0	38.3
Other financial liabilities(5)	139.0	139.0	—	31.1	107.9

(1)
The carrying value of loans is net of the Allowance for loan losses of $23.7 billion for March 31, 2013 and $25.5 billion for December 31, 2012. In addition, the carrying values exclude $2.7 billion and $2.8 billion of lease finance receivables at March 31, 2013 and December 31, 2012, respectively.

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

        Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality and market perceptions of value, and as existing assets and liabilities run off and new transactions are entered into. The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $7.7 billion and by $9.7 billion at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the carrying values, net of allowances, exceeded the estimated fair values by $5.1 billion and $2.6 billion for Consumer loans and Corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at March 31, 2013 and December 31, 2012 were liabilities of $4.6 billion and $4.9 billion, respectively, which are substantially classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

21.  FAIR VALUE ELECTIONS

        The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 20 to the Consolidated Financial Statements.

        All servicing rights are recognized initially at fair value. The Company has elected fair value accounting for its mortgage servicing rights. See Note 18 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

        The following table presents, as of March 31, 2013 and December 31, 2012, the fair value of those positions selected for fair value accounting, as well as the changes in fair value gains and losses for the three months ended March 31, 2013 and 2012:

	Fair value at		Changes in fair value gains (losses) for the three months ended March 31,
In millions of dollars	March 31, 2013	December 31, 2012	2013	2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell and securities borrowed(1)	$167,748	$160,589	$(169)	$(213)
Trading account assets	13,478	17,206	11	704
Investments	226	443	(42)	(11)
Loans
Certain Corporate loans(2)	3,786	4,056	23	56
Certain Consumer loans(2)	1,202	1,231	(34)	(15)

Total loans	$4,988	$5,287	$(11)	$41

Other assets
MSRs	$2,203	$1,942	$190	$187
Certain mortgage loans held for sale	6,441	6,879	245	112
Certain equity method investments	182	22	1	1

Total other assets	$8,826	$8,843	$436	$300

Total assets	$195,266	$192,368	$225	$821

Liabilities
Interest-bearing deposits	$1,556	$1,447	$7	$(48)
Federal funds purchased and securities loaned or sold under agreements to repurchase Selected portfolios of securities sold under agreements to repurchase and securities loaned(1)	124,854	116,689	23	26
Trading account liabilities	1,285	1,461	(28)	(249)
Short-term borrowings	915	818	63	(111)
Long-term debt	28,151	29,764	(135)	(2,758)

Total liabilities	$156,761	$150,179	$(70)	$(3,140)

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(2)
Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 167 on January 1, 2010.

Own Debt Valuation Adjustments for Structured Debt

        Own debt valuation adjustments are recognized on Citi's debt liabilities for which the fair value option has been elected using Citi's credit spreads observed in the bond market. The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a loss of $210 million and $1,262 million for the three months ended March 31, 2013 and 2012, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and certain non-collateralized short-term borrowings

        The Company elected the fair value option for certain portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase, securities borrowed, securities loaned, and certain non-collateralized short-term borrowings on broker-dealer entities in the United States, United Kingdom and Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings.

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

        The following table provides information about certain credit products carried at fair value at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$10,511	$3,633	$11,658	$3,893
Aggregate unpaid principal balance in excess of (less than) fair value	(228)	(54)	31	(132)
Balance of non-accrual loans or loans more than 90 days past due	86	—	104	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	75	—	85	—

        In addition to the amounts reported above, $1,786 million and $1,891 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2013 and December 31, 2012, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2013 and 2012 due to instrument-specific credit risk totaled to a gain of $1 million and $11 million, respectively.

Certain investments in unallocated precious metals

        Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company's Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts at March 31, 2013 was approximately $2.9 billion and approximately $5.5 billion at December 31, 2012. The amounts are expected to fluctuate based on trading activity in future periods.

        As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi's receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of March 31, 2013, there were approximately $8.0 billion and $5.7 billion notional amount of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

        The following table provides information about certain mortgage loans HFS carried at fair value at March 31, 2013 and December 31, 2012:

In millions of dollars	March 31, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$6,441	$6,879
Aggregate fair value in excess of unpaid principal balance	268	390
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2013 and March 31, 2012 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        With respect to the consolidated mortgage VIEs, the Company determined the fair value for the mortgage loans and long-term debt utilizing internal valuation techniques. The fair value of the long-term debt measured using internal valuation techniques is verified, where possible, to prices obtained from independent vendors. Vendors compile prices from various sources and may apply matrix pricing for similar securities when no price is observable. Security pricing associated with long-term debt that is valued using observable inputs is classified as Level 2, and debt that is valued using one or more significant unobservable inputs is classified as Level 3. The fair value of mortgage loans in each VIE is derived from the security pricing. When substantially all of the long-term debt of a VIE is valued using Level 2 inputs, the corresponding mortgage loans are classified as Level 2. Otherwise, the mortgage loans of a VIE are classified as Level 3.

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $33 million and $15 million for the three months ended March 31, 2013 and 2012, respectively.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $376 million and $869 million as of March 31, 2013 and December 31, 2012, respectively.

        The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$147	$1,159	$157	$1,191
Aggregate unpaid principal balance in excess of fair value	335	250	347	293
Balance of non-accrual loans or loans more than 90 days past due	33	110	34	123
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	31	114	36	111

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

        The following table provides information about long-term debt carried at fair value, excluding the debt issued by the consolidated VIEs, at March 31, 2013 and December 31, 2012:

In millions of dollars	March 31, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$26,866	$28,434
Aggregate unpaid principal balance in excess of (less than) fair value	(347)	(226)

        The following table provides information about short-term borrowings carried at fair value at March 31, 2013 and December 31, 2012:

In millions of dollars	March 31, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$915	$818
Aggregate unpaid principal balance in excess of (less than) fair value	(226)	(232)

22.  GUARANTEES AND COMMITMENTS

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. For certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee.

        In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees. The following tables present information about the Company's guarantees at March 31, 2013 and December 31, 2012:

	Maximum potential amount of future payments
In billions of dollars at March 31, 2013 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$22.2	$75.7	$97.9	$388.5
Performance guarantees	7.4	4.6	12.0	41.2
Derivative instruments considered to be guarantees	11.6	53.8	65.4	2,189.7
Loans sold with recourse	—	0.4	0.4	85.1
Securities lending indemnifications(1)	76.2	—	76.2	—
Credit card merchant processing(1)	65.9	—	65.9	—
Custody indemnifications and other	—	31.5	31.5	—

Total	$183.3	$166.0	$349.3	$2,704.5

(1)
The carrying values of securities lending indemnifications and credit card merchant processing are not material, as the Company has determined that the amount and probability of potential liabilities arising from these guarantees are not significant.

	Maximum potential amount of future payments
In billions of dollars at December 31, 2012 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$22.3	$79.8	$102.1	$432.8
Performance guarantees	7.3	4.7	12.0	41.6
Derivative instruments considered to be guarantees	11.2	45.5	56.7	2,648.7
Loans sold with recourse	—	0.5	0.5	87.0
Securities lending indemnifications(1)	80.4	—	80.4	—
Credit card merchant processing(1)	70.3	—	70.3	—
Custody indemnifications and other	—	30.2	30.2	—

Total	$191.5	$160.7	$352.2	$3,210.1

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

        The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from the tables above as they are disclosed separately in Note 19 to the Consolidated Financial Statements. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the tables above.

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

        In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims. The repurchase reserve was $1,415 million and $1,565 million at March 31, 2013 and December 31, 2012, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

        As of March 31, 2013, Citi's residential mortgage representation and warranty repurchase reserve primarily relates to whole loan sales to the government-sponsored entities (GSEs). The repurchase reserve estimation process for potential residential mortgage whole loan representation and warranty claims is based on various assumptions which are primarily based on Citi's historical repurchase activity with the GSEs. The assumptions used to calculate this repurchase reserve include numerous estimates and judgments, including with respect to certain future events, and thus entail inherent uncertainty. As of March 31, 2013, Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued could be up to $0.6 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management's judgment regarding reasonably possible adverse changes to those assumptions. Citi's estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

        Citi is also exposed to potential representation and warranty claims as a result of mortgage loans sold through private-label securitizations in its Consumer business in CitiMortgage as well as its legacy S&B business. Beginning in the first quarter of 2013, Citi considers private-label securitization representation and warranty claims as part of its litigation accrual analysis. As of December 31, 2012, Citi recorded repurchase reserves related to private-label securitizations repurchase claims based on estimated losses arising from those actual claims received that appear to be based on a review of the underlying loan files.

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

Credit card merchant processing

        Credit card merchant processing guarantees represent the Company's indirect obligations in connection with: (i) providing transaction processing services to various merchants with respect to its private-label cards and (ii) potential liability for bank card transaction processing services. The nature of the liability in either case arises as a result of a billing dispute between a merchant and a cardholder that is ultimately resolved in the cardholder's favor. The merchant is liable to refund the amount to the cardholder. In general, if the credit card processing company is unable to collect this amount from the merchant, the credit card processing company bears the loss for the amount of the credit or refund paid to the cardholder.

        With regard to (i) above, the Company continues to have the primary contingent liability with respect to its portfolio of private-label merchants. The risk of loss is mitigated as the cash flows between the Company and the merchant are settled on a net basis and the Company has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, the Company may delay settlement, require a merchant to make an escrow deposit, include event triggers to provide the Company with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). In the unlikely event that a private-label merchant is unable to deliver products, services or a refund to its private-label cardholders, the Company is contingently liable to credit or refund cardholders.

        With regard to (ii) above, the Company has a potential liability for bank card transactions where Citi provides the transaction processing services as well as those where a third party provides the services and Citi acts as a secondary guarantor, should that processor fail to perform.

        The Company's maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At March 31, 2013 and December 31, 2012, this maximum potential exposure was estimated to be $66 billion and $70 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At March 31, 2013 and December 31, 2012, the losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other guarantees and indemnifications

Credit Card Protection Programs

        The Company, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2013 and December 31, 2012, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

Other Representation and Warranty Indemnifications

        In the normal course of business, the Company provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications, including indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide the Company with comparable indemnifications. While such representations, warranties and indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to the Company's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses, and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. As a result, these indemnifications are not included in the tables above.

Value-Transfer Networks

        The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member's default on its obligations. The Company's potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN's funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, the Company's participation in VTNs is not reported in the Company's guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2013 or December 31, 2012 for potential obligations that could arise from the Company's involvement with VTN associations.

Long-Term Care Insurance Indemnification

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $5.3 billion at March 31, 2013, compared to $4.9 billion at December 31, 2012) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.

        If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of March 31, 2013 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications

        At March 31, 2013 and December 31, 2012, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $2.7 billion and $3.2 billion, respectively. The carrying value of derivative instruments is included in either Trading account liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at March 31, 2013 and December 31, 2012, Other liabilities on the Consolidated Balance Sheet included an allowance for credit losses of $1,132 million and $1,119 million, respectively, relating to letters of credit and unfunded lending commitments.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $45 billion and $39 billion at March 31, 2013 and December 31, 2012, respectively. Securities and other marketable assets held as collateral amounted to $42 billion and $51 billion at March 31, 2013 and December 31, 2012, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $3.8 billion and $3.4 billion at March 31, 2013 and December 31, 2012, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of March 31, 2013 and December 31, 2012. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of March 31, 2013	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$73.3	$12.4	$12.2	$97.9
Performance guarantees	7.1	3.1	1.8	12.0
Derivative instruments deemed to be guarantees	—	—	65.4	65.4
Loans sold with recourse	—	—	0.4	0.4
Securities lending indemnifications	—	—	76.2	76.2
Credit card merchant processing	—	—	65.9	65.9
Custody indemnifications and other	31.4	0.1	—	31.5

Total	$111.8	$15.6	$221.9	$349.3

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2012	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$80.9	$11.0	$10.2	$102.1
Performance guarantees	7.3	3.0	1.7	12.0
Derivative instruments deemed to be guarantees	—	—	56.7	56.7
Loans sold with recourse	—	—	0.5	0.5
Securities lending indemnifications	—	—	80.4	80.4
Credit card merchant processing	—	—	70.3	70.3
Custody indemnifications and other	30.1	0.1	—	30.2

Total	$118.3	$14.1	$219.8	$352.2

 Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of March 31, 2013 and December 31, 2012:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2013	December 31, 2012
Commercial and similar letters of credit	$1,366	$5,679	$7,045	$7,311
One- to four-family residential mortgages	2,900	1,425	4,325	3,893
Revolving open-end loans secured by one- to four-family residential properties	14,831	3,310	18,141	18,176
Commercial real estate, construction and land development	1,852	1,302	3,154	3,496
Credit card lines	483,589	135,763	619,352	620,700
Commercial and other consumer loan commitments	138,454	89,407	227,861	228,492
Other commitments and contingencies	1,371	1,149	2,520	2,259

Total	$644,363	$238,035	$882,398	$884,327

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $54 billion and $53 billion with an original maturity of less than one year at March 31, 2013 and December 31, 2012, respectively.

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

23.  CONTINGENCIES

        The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2012 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.

        In accordance with ASC 450 (formerly SFAS 5), Citigroup establishes accruals for litigation and regulatory matters, including matters disclosed herein, when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to matters for which an accrual has been established may be substantially higher or lower than the amounts accrued for those matters.

        If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At March 31, 2013, Citigroup's estimate was materially unchanged from its estimate of approximately $5 billion at December 31, 2012, as more fully described in Note 28 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.

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

        For further information on ASC 450 and Citigroup's accounting and disclosure framework for litigation and regulatory matters, see Note 28 to the Consolidated Financial Statements of Citigroup's 2012 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters

Mortgage-Related Litigation and Other Matters

        Securities Actions:    On April 8, 2013, the United States District Court for the Southern District of New York held a fairness hearing in IN RE CITIGROUP INC. SECURITIES LITIGATION. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9901 (S.D.N.Y.) (Stein, J.).

        On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties' proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9522 (S.D.N.Y.) (Stein, J.).

        Mortgage-Backed Securities and CDO Investor Actions and Repurchase Claims:    Additional complaints have been filed by purchasers of MBS and CDOs sold or underwritten by Citigroup. The aggregate original purchase amount of the purchases at issue in the pending suits, including claims that have been dismissed but are still subject to appeal or otherwise not finally resolved, is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion.

        On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court's order granting in part and denying in part defendants' motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL. Additional information relating to this action is publicly available in court filings under the docket number 650212/2012 (N.Y. Sup. Ct.) (Oing, J.).

        On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants' petition for review of the district court's October 15, 2012 order granting lead plaintiffs' amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. CGMI is named as an underwriter defendant. Additional information relating to this action is publicly available in court filings under the docket number 08 CV 8781 (S.D.N.Y.) (Baer, J.).

        On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants' appeal from the district court's denial of defendants' motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC.,

ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. Additional information relating to these actions is publicly available in court filings under the docket numbers 11 Civ. 5201, 6188, 6196 and 7010 (S.D.N.Y.) (Cote, J.) and 12-2547-cv (2d Cir.).

        On April 30, 2013, U.S. Bank, N.A., in its capacity as trustee, filed a complaint against Citigroup Global Markets Realty Corp., seeking to enforce contractual repurchase claims in connection with at least 1,267 loans that were securitized into CMLTI 2007-AMC3. Additional information relating to this action is publicly available in court filings under the docket number 13 Civ. 2843 (S.D.N.Y.) (Daniels, J.).

Abu Dhabi Investment Authority

        On March 4, 2013, the United States District Court for the Southern District of New York denied ADIA's petition to vacate the arbitration award and granted Citigroup's cross-petition to confirm. On March 22, 2013, ADIA appealed from the court's order to the United States Court of Appeals for the Second Circuit. The appeal is pending. Additional information concerning this action is publicly available in court filings under the docket numbers 12 Civ. 283 (S.D.N.Y.) (Daniels, J.) and 13-1068-cv (2d Cir.).

Alternative Investment Fund—Related Litigation and Other Matters

        In January 2013, a second amended class action complaint was filed in BEACH v. CITIGROUP ALTERNATIVE INVESTMENTS LLC, which added Citigroup and CSO Partners Limited (now named CCA Credit Europe Limited), among others, as defendants. Additional information concerning this action is publicly available in court filings under the docket number 12 Civ. 7717 (S.D.N.Y.) (Castel, J.).

Auction Rate Securities—Related Litigation and Other Matters

        On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court's dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Act. Additional information concerning these actions is publicly available in court filings under the docket numbers 10-0722-cv and 10-0867-cv (2d Cir.).

KIKOs

        Prior to the devaluation of the Korean won in 2008, several local banks in Korea, including a Citigroup subsidiary (CKI), entered into foreign exchange derivative transactions with small and medium-size export businesses (SMEs) to enable the SMEs to hedge their currency risk. The derivatives had "knock-in, knock-out" features. Following the devaluation of the won, many of these SMEs incurred significant losses on the derivative transactions and filed civil lawsuits against the banks, including CKI. The claims generally allege that the products were not suitable and that the risk disclosure was inadequate.

        As of March 31, 2013, there were 90 civil lawsuits filed by SMEs against CKI. To date, 83 decisions have been rendered at the district court level, and CKI has prevailed in 64 of those decisions. In the other 19 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $28.9 million. CKI is appealing the 19 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.

        Of the 83 cases decided at the district court level, 61 have been appealed to the high court, including the 19 in which an adverse decision was rendered against CKI in the district court. Of the 21 appeals decided at high court level, CKI prevailed in 13 cases, and in the other eight plaintiffs were awarded partial damages, which increased the aggregate damages awarded against CKI by a further $10.2 million. CKI is appealing six of the adverse decisions to the Korean Supreme Court.

Lehman Brothers Bankruptcy Proceedings

        In the first quarter of 2013, Citibank, N.A. made demands on Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Terra Securities—Related Litigation

        On March 28, 2013, the United States District Court for the Southern District of New York granted defendants' motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit. Additional information related to this action is publicly available in court filings under the docket numbers 09 Civ. 7058 (S.D.N.Y.) (Marrero, J.) and 13-1188-cv (2d Cir.).

Interbank Offered Rates—Related Litigation and Other Matters

        Antitrust and Other Litigation:    On March 29, 2013, the Honorable Naomi Reice Buchwald, U.S. District Judge for the Southern District of New York, issued an opinion and order in the multi-district litigation proceeding captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION (the LIBOR MDL) with respect to all actions consolidated into that proceeding as of June 29, 2012, dismissing the plaintiffs' federal and state antitrust claims, RICO claims, and unjust enrichment claims in their entirety, but allowing certain of the plaintiffs' Commodity Exchange Act claims to proceed. Additional information concerning the LIBOR MDL proceeding is publicly available in court filings under docket number 1:11-md-2262 (S.D.N.Y.).

        Three additional actions have been commenced against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks: (i) a putative class action on behalf of direct purchasers of bonds tied to USD LIBOR; (ii) an individual action brought by certain members of the Chicago Mercantile Exchange; and (iii) an individual action brought by the Federal Home Loan Mortgage Company. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act. The Federal Home Loan Mortgage Company also asserts claims for fraud, breach of contract, and tortious interference with contract. Plaintiffs seek compensatory damages and, where authorized by statute, treble damages and injunctive relief. Additional information concerning these actions is publicly available in court filings under docket numbers 1:13-cv-1456 (S.D.N.Y.) (Buchwald, J.), 1:13-cv-1700 (S.D.N.Y.) (Buchwald, J.), and 1:13-cv-342 (E.D. Va.) (Brinkema, J.). In addition, various Charles Schwab entities that previously brought actions consolidated in the LIBOR MDL have commenced an additional individual action in California state court against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks. The Schwab entities assert that the defendants manipulated LIBOR in violation of federal securities laws, as well as California state law and common law, and seek compensatory damages, restitution, punitive damages, and rescission of their contracts with the defendants. Additional information concerning this action is publicly available in court filings under docket number CGC-13-531016 (Calif. Sup. Ct.).

        Separately, on April 15, 2013, the plaintiff in LAYDON V. MIZUHO BANK LTD. ET AL., which is not part of the LIBOR MDL, filed a Second Amended Complaint. The plaintiff alleges that defendants, including Citibank, N.A., Citigroup, Citibank Japan Ltd. and Citigroup Global Markets Japan Inc., manipulated Japanese Yen LIBOR and TIBOR in violation of the Commodity Exchange Act and the Sherman Act. The Second Amended Complaint asserts claims under these acts and for unjust enrichment on behalf of a class of persons and entities that engaged in U.S.-based transactions in Euroyen TIBOR futures contracts between January 2006 and December 2010. Additional information concerning this action is publicly available in court filings under docket number 12-cv-3419 (S.D.N.Y.) (Daniels, J.).

Parmalat Litigation and Related Matters

        On April 4, 2013, the Italian Supreme Court granted the appeal of the Milan Public Prosecutors and referred the matter to the Milan Court of Appeal for further proceedings concerning the administrative liability, if any, of Citigroup.

Settlement Payments

        Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

*    *    *

        Additional matters asserting claims similar to those described above may be filed in the future.

LEGAL PROCEEDINGS
For a discussion of Citigroup's litigation and related matters, see
Note 23 to the Consolidated Financial Statements.

 UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities

        None.

Equity Security Repurchases

        The following table summarizes Citigroup's equity security repurchases, which consisted entirely of common stock repurchases, during the first quarter of 2013:(1)

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2013
Open market repurchases	—	$—	$6,726
Employee transactions(2)	0.9	41.37	N/A
February 2013
Open market repurchases	—	—	6,726
Employee transactions(2)	1.3	44.31	N/A
March 2013
Open market repurchases	—	—	6,726
Employee transactions	—	—	N/A

First quarter 2013
Open market repurchases	—	$—	$6,726
Employee transactions(2)	2.2	43.05	N/A

Total	2.2	$43.05	$6,726

(1)
As previously disclosed, on April 25, 2013, Citigroup announced that its Board of Directors had approved a $1.2 billion common stock repurchase program through the first quarter of 2014 (2013 Repurchase Program), which was part of the planned capital actions included by Citi in its 2013 Comprehensive Capital Analysis and Review (CCAR). The 2013 Repurchase Program is intended to offset estimated dilution created by Citi's annual incentive compensation grants. Shares repurchased under the 2013 Repurchase Program will be treasury stock. There were no open market repurchases during the first quarter of 2013 under the 2013 Repurchase Program. Also on April 25, 2013, Citi's Board of Directors terminated Citi's previously existing stock repurchase program, pursuant to which the Board had authorized the repurchase of approximately $40 billion shares of common stock since 2000 (Terminated Repurchase Program). The amount set forth in the last column in the table above represented the amount remaining to be purchased under the Terminated Repurchase Program as of March 31, 2013. There were no open market repurchases during the first quarter of 2013 under the Terminated Repurchase Program.

(2)
Consisted of shares added to treasury stock related to (i) activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi's employee restricted or deferred stock program where shares are withheld to satisfy tax requirements.

N/A
Not applicable

        For so long as the FDIC continues to hold any Citigroup trust preferred securities acquired pursuant to the exchange offers consummated in 2009, Citigroup is, subject to certain exemptions, generally restricted from redeeming or repurchasing any of its equity or trust preferred securities, or paying regular cash dividends in excess of $0.01 per share of common stock per quarter, which restrictions may be waived. The FDIC consented to Citi's 2013 Repurchase Program (as defined above). Any dividend on Citi's outstanding common stock would also be subject to regulatory approval and need to be made in compliance with Citi's obligations to any remaining outstanding Citigroup preferred stock.

 Exhibits

        See Exhibit Index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of May, 2013.

CITIGROUP INC. (Registrant)
By	/s/ JOHN C. GERSPACH John C. Gerspach Chief Financial Officer (Principal Financial Officer)
By	/s/ JEFFREY R. WALSH Jeffrey R. Walsh Controller and Chief Accounting Officer (Principal Accounting Officer)

 EXHIBIT INDEX

3.01	+	Restated Certificate of Incorporation of the Company, as amended, as in effect on the date hereof.
10.01	*+	Employment Agreement between Citigroup Inc. and Eugene McQuade, dated September 11, 2009 and amended August 4, 2011.
10.02	+*	Form of Citigroup Inc. Performance Share Unit Award Agreement.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.01	+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended March 31, 2013, filed on May 3, 2013, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

*
Denotes a management contract or compensatory plan or arrangement.

+
Filed herewith