Form 10-Q
period 2013-06-30
CITIGROUP INC
filed 2013-08-02
CIK 831001

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common stock outstanding as of June 30, 2013: 3,041,026,489

Available on the web at www.citigroup.com

CITIGROUP INC
SECOND QUARTER 2013—FORM 10-Q

OVERVIEW	3
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
Executive Summary	5
Summary of Selected Financial Data	9
SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES	11
CITICORP	13
Global Consumer Banking	14
North America Regional Consumer Banking	15
EMEA Regional Consumer Banking	17
Latin America Regional Consumer Banking	19
Asia Regional Consumer Banking	21
Institutional Clients Group	23
Securities and Banking	24
Transaction Services	27
Corporate/Other	29
CITI HOLDINGS	30
Brokerage and Asset Management	31
Local Consumer Lending	32
Special Asset Pool	34
BALANCE SHEET REVIEW	35
CAPITAL RESOURCES AND LIQUIDITY	39
Capital Resources	39
Funding and Liquidity	45
OFF-BALANCE-SHEET ARRANGEMENTS	53
MANAGING GLOBAL RISK	54
CREDIT RISK	55
Loans Outstanding	55
Details of Credit Loss Experience	56
Non-Accrual Loans and Assets and Renegotiated Loans	58
North America Consumer Mortgage Lending	62
North America Cards	75
Consumer Loan Details	76
Corporate Credit Details	78
MARKET RISK	80
COUNTRYAND CROSS-BORDER RISK	92
Country Risk	92
Cross-Border Risk	100
FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT	101
CREDIT DERIVATIVES	102
INCOME TAXES	104
DISCLOSURE CONTROLS AND PROCEDURES	105
DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT	105
FORWARD-LOOKING STATEMENTS	106
FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS	108
CONSOLIDATED FINANCIAL STATEMENTS	109
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	115
LEGAL PROCEEDINGS	241
UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS	242

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

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2013 (2012 Annual Report on Form 10-K) and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 3, 2013 (First Quarter of 2013 Form 10-Q). Additional information about Citigroup is available on Citi's website at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through Citi's website by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.

        Within this Form 10-Q, please refer to the tables of contents on pages 2 and 108 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation. For information on certain recent such reclassifications, see Citi's Forms 8-K furnished to the SEC on April 5, 2013 and June 28, 2013.

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

(1)
North America includes the U.S., Canada and Puerto Rico, Latin America includes Mexico, and Asia includes Japan.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2013 Summary Results

        During the second quarter of 2013, Citi saw growth in its core businesses in Citicorp versus the prior-year period, driven principally by strong results in its markets businesses within Securities and Banking as well as an improved credit environment. Despite this growth, Citi's results for the second quarter of 2013 also reflected a continued challenging operating environment, including slowing growth in the emerging markets, continued spread compression(1) globally impacting its Global Consumer Banking (GCB) and Transaction Services businesses and elevated legal and related expenses as Citi continues to work through its "legacy" legal issues. Legal and related expenses are expected to continue to remain elevated and somewhat volatile as Citi works through these issues, although Citi was able to resolve a portion of its legacy representation and warranty issues during the second quarter of 2013, with its announced agreement with Fannie Mae (see "Managing Global Risk—Credit Risk—Citigroup—Residential Mortgages—Representations and Warranties" below).

Citigroup

        Citigroup reported second quarter of 2013 net income of $4.2 billion, or $1.34 per diluted share. Citi's reported net income increased by 42%, or $1.2 billion, from the second quarter of 2012. Results for the second quarter of 2013 included a positive credit valuation adjustment (CVA) on derivatives (counterparty and own-credit), net of hedges, and debt valuation adjustment (DVA) on Citi's fair value option debt of $477 million ($293 million after-tax), compared to $219 million ($140 million after-tax) in the second quarter of 2012, reflecting a widening of Citi's credit spreads and a tightening of counterparty spreads during the quarter. Second quarter of 2012 results also included a net loss of $424 million ($274 million after-tax) related to the sale of a 10.1% stake in Akbank T.A.S (Akbank).

        Excluding CVA/DVA in both periods and the Akbank loss in the second quarter of 2012,(2) Citigroup net income increased 26% to $3.9 billion. Earnings per share of $1.25 increased 25% compared to $1.00 in the prior year period. The year-over-year increase in earnings per share primarily reflected higher revenues and lower net credit losses, partially offset by higher legal and related expenses, a lower loan loss reserve release and a higher effective tax rate as compared to the prior-year period. Citi's higher effective tax rate in the second quarter of 2013 reflected higher earnings in North America, a higher effective tax rate on its international operations due to the previously-disclosed change in its assertion surrounding the indefinite reinvestment of earnings in certain of its international entities as well as the resolution of certain tax issues in the current quarter (for additional information, see "Income Taxes" below).

        Citi's revenues, net of interest expense, were $20.5 billion in the second quarter of 2013, up 11% versus the prior-year period. Excluding CVA/DVA and the Akbank loss in the second quarter of 2012, revenues were $20.0 billion, up 8% compared to the prior-year period, as revenues in Citicorp and Citi Holdings grew by 7% and 17%, respectively. Net interest revenues of $11.7 billion were 3% higher than the prior-year period, as growth in Securities and Banking in Citicorp and an increase in Local Consumer Lending in Citi Holdings was partially offset by the ongoing impact of spread compression in Transaction Services in Citicorp, which Citi expects will likely continue to negatively impact net interest revenues in the near term. Non-interest revenues were $8.8 billion, up 25% from the prior-year period, driven by growth in Securities and Banking revenues and the absence of the Akbank loss in the second quarter of 2012. Excluding CVA/DVA in both periods and the Akbank loss in the second quarter of 2012, non-interest revenues of $8.3 billion were 15% higher than the prior-year period.

Operating Expenses

        Citigroup expenses increased 1% versus the prior-year period to $12.1 billion, driven by higher legal and related expenses in Citi Holdings (see below), partially offset by lower repositioning charges of $75 million in the second quarter of 2013 compared to $186 million in the prior-year period. Citi incurred legal and related expenses of $832 million (compared to $480 million in the prior-year period). Excluding legal and related expenses, repositioning charges and the impact of foreign exchange translation into U.S. dollars for reporting purposes (as used throughout this report, FX translation),(3) Citi's operating expenses were $11.2 billion, a 1% reduction versus the prior-year period. This expense decline reflected approximately $200 million of repositioning savings, partially offset by higher performance-based compensation expense as compared to the prior-year period given the improved operating performance.

        Citicorp's expenses were $10.6 billion, down 2% from the prior-year period, largely reflecting lower legal and related expenses. Citicorp legal and related expenses were $131 million in the second quarter of 2013, compared to $278 million in the prior-year period. Citi Holdings expenses increased 25% from the prior-year period to $1.5 billion, principally due to the higher legacy legal and related expenses, which were primarily reflected in the Special Asset Pool. Citi Holdings legal and related expenses were $702 million in the second quarter of 2013, compared to $202 million in the prior-year period.

(1)
As used throughout this report, spread compression refers to the reduction in net interest revenue as a percentage of loans or deposits, as applicable, as driven by either lower yields on interest-earning assets or higher costs to fund such assets (or a combination thereof).

(2)
Citigroup's results of operations, excluding the impact of CVA/DVA and gains/(losses) on minority investments, are non-GAAP financial measures. Citi believes the presentation of its results of operations excluding the impact of CVA/DVA and gains/(losses) on minority investments provides a more meaningful depiction of the underlying fundamentals of its businesses.

(3)
FX translation decreased reported operating expenses by approximately $0.1 billion in the second quarter of 2013 as compared to the prior-year period. For the impact of FX translation on second quarter 2013 results of operations for each of EMEA Regional Consumer Banking (RCB), Latin America RCB, Asia RCB and Transaction Services, see the table accompanying the discussion of each respective business' results of operations below.

Credit Costs and Loan Loss Reserve Positions

        Citi's total provisions for credit losses and for benefits and claims of $2.0 billion declined 25% from the prior-year period. Net credit losses of $2.6 billion were down 25% from the second quarter of 2012. Consumer net credit losses declined 23% to $2.6 billion reflecting improvements in mortgages in Citi Holdings—Local Consumer Lending and North America Citi-branded cards and Citi retail services in Citicorp. Corporate net credit losses were $45 million in the second quarter of 2013, compared to $154 million in second quarter of 2012.

        The net release of allowance for loan losses and unfunded lending commitments was $784 million in the second quarter of 2013, 22% lower than the prior-year period, with $705 million related to Consumer and the remainder in Corporate. Of the $784 million net reserve release, $311 million was attributable to Citicorp, compared to a $740 million release in the prior-year period. The decline in the Citicorp reserve release principally reflected lower releases in North America RCB largely related to cards. The $473 million net reserve release in Citi Holdings increased from $269 million in the prior-year period and included a reserve release of approximately $525 million related to North America mortgages.

        Citigroup's total allowance for loan losses was $21.6 billion at quarter end, or 3.4% of total loans, compared to $27.6 billion, or 4.3%, at the end of the prior-year period. The decline in the total allowance for loan losses reflected asset sales, lower non-accrual loans, and overall continued improvement in the credit quality of Citi's loan portfolios.

        The Consumer allowance for loan losses was $18.9 billion, or 5.0% of total Consumer loans, at quarter end, compared to $24.6 billion, or 6.0% of total loans, at June 30, 2012. Total non-accrual assets decreased 12% to $10.1 billion as compared to June 30, 2012. Corporate non-accrual loans declined 17% to $2.1 billion, reflecting continued credit improvement. Consumer non-accrual loans declined 9%, to $7.6 billion, versus the prior-year period.

Capital

        Citigroup's Basel I Tier 1 Capital and Tier 1 Common ratios were 13.2% and 12.2% as of June 30, 2013, respectively, each reflecting the final U.S. market risk capital rules (Basel II.5) which became effective on January 1, 2013. Citi's estimated Tier 1 Common ratio under Basel III was 10.0% at the end of the second quarter of 2013, up from an estimated 9.3% at March 31, 2013. Citi's estimated Basel III Supplementary Leverage Ratio for the second quarter of 2013 was 4.9%.(4)

Citicorp(5)

        Citicorp net income increased 23% from the prior-year period to $4.8 billion. CVA/DVA in Securities and Banking was $462 million ($284 million after-tax), compared to $198 million ($127 million after-tax) in the prior-year period. Excluding CVA/DVA and the Akbank loss in the second quarter of 2012, Citicorp net income increased 12% from the prior-year period to $4.5 billion, as revenue growth, lower operating expenses and lower net credit losses were partially offset by lower loan loss reserve releases and a higher effective tax rate.

        Citicorp revenues, net of interest expense, were $19.4 billion in the second quarter of 2013, up 11% versus the prior-year period. Excluding CVA/DVA and the Akbank loss in the second quarter of 2012, Citicorp revenues were $18.9 billion in the quarter, a 7% increase versus the prior-year period, as growth in Securities and Banking and GCB revenues was partially offset by a decline in Transaction Services revenues.

        Global Consumer Banking revenues of $9.7 billion increased 2% versus the prior-year period. North America RCB revenues of $5.1 billion declined 1% from the prior-year period, driven by a 4% decline in retail banking revenues with total cards revenues (Citi-branded cards and Citi retail services) unchanged. The decline in retail banking revenues was driven by lower mortgage servicing revenues combined with ongoing spread compression, partially offset by a gain of approximately $180 million on the sale of a mortgage portfolio during the current quarter. Citi expects retail banking revenues will continue to be negatively impacted due to the current interest rate environment as historically high mortgage origination volumes are expected to decline and gain on sale margins to reduce. Spread compression in the deposit portfolio is also expected to continue to negatively impact retail banking revenues. North America RCB average retail loans of $41 billion grew 2% and average deposits of $165 billion grew 8%, both versus the prior-year period. North America RCB cards revenues remained unchanged, as a 1% increase in Citi retail services revenues to $1.5 billion was offset by a 1% decline in Citi-branded cards revenues to $2.0 billion. Average card loans of $104 billion declined 4% versus the prior-year period, driven by increased payment rates resulting from ongoing consumer deleveraging. Citi retail services revenues were also negatively impacted by higher contractual partner payments due to the impact of continued improving credit trends. Card purchase sales of $60 billion increased 2% versus the prior-year period.

        International GCB revenues (consisting of Asia RCB, Latin America RCB and EMEA RCB) grew 6% versus the prior-year period. Excluding the impact of FX translation, international GCB revenues grew 5%, driven by 8% revenue growth in Latin America RCB and 2% revenue growth in each of Asia RCB and EMEA RCB. While international GCB revenues continued to reflect spread compression in certain markets, as well as the impact of regulatory changes, particularly in Asia, most underlying business metrics continued to exhibit growth. International GCB average retail loans increased 5% versus the prior-year period, investment sales grew 36%, average card

(4)
Citi's estimated Basel III Tier 1 Common ratio and estimated Basel III Supplementary Leverage ratio as of June 30, 2013 are based on the U.S. banking agencies proposed Basel III rules (Basel III NPR). In July 2013, the U.S. banking agencies adopted the final U.S. Basel III rules. Citi continues to review these and other recent developments relating to the future capital requirements of financial institutions such as Citi. In addition, Citi's estimated Basel III Tier 1 Common ratio, Supplementary Leverage ratio and certain related components are non-GAAP financial measures. For additional information on these matters, see "Capital Resources and Liquidity—Capital Resources" below.

(5)
Citicorp includes Citi's three operating businesses—Global Consumer Banking, Securities and Banking and Transaction Services—as well as Corporate/Other. See "Citicorp" below for additional information on the results of operations for each of the businesses in Citicorp.

loans grew 3%, and card purchase sales grew 9%, all excluding the impact of FX translation.

        Securities and Banking revenues were $6.8 billion in the second quarter of 2013, up 25% from the prior-year period. Excluding CVA/DVA,(6) Securities and Banking revenues of $6.4 billion increased 21% from the prior-year period, driven principally by growth in equity and fixed income markets and investment banking revenues.

        Fixed income markets revenues of $3.4 billion, excluding CVA/DVA, increased 18% from the prior-year period with strength in all major products. Equity markets revenues of $942 million in the second quarter of 2013, excluding CVA/DVA, increased 68% from the prior-year period, driven by an improvement in derivatives performance as well as higher cash equity volumes.

        Investment banking revenues rose 21% from the prior-year period to $1.0 billion with higher revenues in all major products. Private Bank revenues of $645 million, excluding CVA/DVA, increased 9% from the prior-year period, with growth in all regions. Lending revenues decreased to $424 million from $571 million in the prior-year period, reflecting $23 million of mark-to-market gains on hedges related to accrual loans as credit spreads widened less significantly during the second quarter of 2013 (compared to a $156 million gain in the prior-year period). Excluding the mark-to-market impact on hedges related to accrual loans, core lending revenues declined 3% to $401 million versus the prior year, as lower volumes were offset by slightly higher spreads.

        Transaction Services revenues declined 1% to $2.7 billion versus the prior-year period. Treasury and Trade Solutions revenues declined 3%, as the impact of spread compression globally was only partially offset by loan and deposit growth. Securities and Fund Services revenues increased 5% (6% excluding the impact of FX translation), as higher settlement volumes and fees offset lower net interest spreads. Despite the continued negative impact of spread compression on revenues in Transaction Services, underlying volumes continued to grow, with average deposits and other customer liability balances up 7% and assets under custody up 10%, each versus the prior-year period.

        Citicorp end of period loans increased 3% from the prior-year period to $544 billion, with Consumer loans flat and 7% growth in Corporate loans. Excluding $3.2 billion of Consumer loans as of the end of the second quarter of 2012 (related to Citi's agreement to sell Credicard, which was moved to discontinued operations in Corporate/Other in the second quarter of 2013), (7) Consumer loans grew 1% versus the prior-year period. Growth in Corporate loans included the impact of adding approximately $7 billion of previously unconsolidated assets during the second quarter of 2013, reflected in North America Transaction Services (for additional information, see "Balance Sheet—Loans" as well as Note 19 to the Consolidated Financial Statements). Excluding this consolidation, Corporate loans increased 4% compared to the prior-year period.

Citi Holdings(8)

        During the second quarter of 2013, Citi continued to make progress on its goal of reducing the negative impact of Citi Holdings on its overall results of operations. Citi Holdings net loss was $570 million in the second quarter of 2013, compared to a net loss of $910 million in the second quarter of 2012. Excluding CVA/DVA,(9) Citi Holdings net loss decreased to $579 million compared to a net loss of $923 million in the prior-year period, as growth in revenues and lower credit costs were partially offset by higher expenses. Expenses increased 25% from the prior-year period reflecting the higher legal and related costs discussed above. Excluding legal and related costs, expenses declined 18% versus the prior-year period.

        Citi Holdings revenues increased 16% to $1.1 billion from $938 million in the prior-year period. Excluding CVA/DVA, Citi Holdings revenues increased 17% to $1.1 billion versus the prior-year period, as higher revenues in Local Consumer Lending and the Special Asset Pool were partially offset by a decline in Brokerage and Asset Management revenues.

        Local Consumer Lending revenues of $1.1 billion increased 13% from the prior year primarily due to lower funding costs. Special Asset Pool revenues, excluding CVA/DVA, were $42 million in the second quarter of 2013, compared to $(102) million in the prior-year period, primarily reflecting lower funding costs and improved asset marks. Brokerage and Asset Management revenues were $(20) million, compared to $87 million in the prior year, reflecting lower Morgan Stanley Smith Barney (MSSB) joint venture equity-related revenues. As previously announced, Citigroup completed the sale of its remaining 35% stake in the MSSB joint venture during the second quarter of 2013. Net interest revenues increased 32% to $784 million versus the prior-year period, driven predominately by improvements in Local Consumer Lending and the Special Asset Pool. Non-interest revenues, excluding CVA/DVA, declined 9% from the prior-year period to $293 million, driven by lower Brokerage and Asset Management revenues.

        Citi Holdings end of period assets declined 31% from the prior-year to $131 billion at the end of the second quarter of 2013 (for additional information on the drivers of the asset decline during the current quarter, see "Citi Holdings" below). At the end of the quarter, Citi Holdings assets comprised approximately 7% of total Citigroup GAAP assets, 12% of risk-weighted assets (as defined under current regulatory guidelines), and 21% of its estimated risk-weighted assets under Basel III. Local Consumer Lending continued to represent the largest segment within Citi Holdings, with $115 billion of assets as of the end of second quarter of 2013, of which approximately 70%, or $80 billion, were related to mortgages in North America real estate lending.

(6)
For the summary of CVA/DVA by business within Securities and Banking for the second quarter of 2013 and comparable periods, see "Citicorp—Institutional Clients Group" below.

(7)
For additional information, see "Citigroup—Global Consumer Banking—Latin America Regional Consumer Banking" below and Note 2 to the Consolidated Financial Statements.

(8)
Citi Holdings includes Local Consumer Lending, Special Asset Pool and Brokerage and Asset Management. See "Citi Holdings" below for additional information on the results of operations for each of the businesses in Citi Holdings.

(9)
CVA/DVA in Citi Holdings, recorded in the Special Asset Pool, was $15 million in the second quarter of 2013, compared to $21 million in the prior-year period.

 THIS PAGE INTENTIONALLY LEFT BLANK

 RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

Citigroup Inc. and Consolidated Subsidiaries
	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except per-share amounts and ratios	2013	2012		2013	2012
Net interest revenue	$11,682	$11,343	3%	$23,312	$23,059	1%
Non-interest revenue	8,797	7,044	25	17,394	14,449	20

Total revenues, net of interest expense	$20,479	$18,387	11%	$40,706	$37,508	9%
Operating expenses	12,140	11,994	1	24,407	24,173	1
Provisions for credit losses and for benefits and claims	2,024	2,696	(25)	4,483	5,596	(20)

Income from continuing operations before income taxes	$6,315	$3,697	71%	$11,816	$7,739	53%
Income taxes	2,127	718	NM	3,697	1,715	NM

Income from continuing operations	$4,188	$2,979	41%	$8,119	$6,024	35%
Income (loss) from discontinued operations, net of taxes(1)	30	7	NM	(3)	19	NM

Net income before attribution of noncontrolling interests	$4,218	$2,986	41%	$8,116	$6,043	34%
Net income attributable to noncontrolling interests	36	40	(10)	126	166	(24)

Citigroup's net income	$4,182	$2,946	42%	$7,990	$5,877	36%

Less:
Preferred dividends—Basic	9	9	—%	13	13	—%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	83	69	20	155	123	26

Income allocated to unrestricted common shareholders for Basic EPS	$4,090	$2,868	43%	$7,822	$5,741	36%
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to diluted EPS	1	4	(75)	1	8	(88)

Income allocated to unrestricted common shareholders for diluted EPS	$4,091	$2,872	42%	$7,823	$5,749	36%
Earnings per share
Basic
Income from continuing operations	1.34	0.98	37	2.57	1.96	31
Net income	1.35	0.98	38	2.57	1.96	31

Diluted
Income from continuing operations	$1.33	$0.95	40%	$2.57	$1.90	35%
Net income	1.34	0.95	41	2.57	1.91	35
Dividends declared per common share	0.01	0.01	—	0.02	0.02	—

Statement continues on the next page, including notes to the table.

 SUMMARY OF SELECTED FINANCIAL DATA—Page 2

Citigroup Inc. and Consolidated Subsidiaries
	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except per-share amounts, ratios and direct staff	2013	2012		2013	2012
At June 30:
Total assets	$1,883,988	$1,916,451	(2)
Total deposits	938,427	914,308	3
Long-term debt	220,959	288,334	(23)
Citigroup common stockholders' equity	191,633	183,599	4
Total Citigroup stockholders' equity	195,926	183,911	7
Direct staff (in thousands)	253	261	(3)

Ratios
Return on average assets	0.89%	0.62%		0.85%	0.62%
Return on average common stockholders' equity(3)	8.8%	6.5%		8.5%	6.5%
Return on average total stockholders' equity(3)	8.6%	6.5%		8.3%	6.5%
Efficiency ratio	59%	65%		60%	64%

Tier 1 Common(4)(5)	12.16%	12.71%
Tier 1 Capital(5)	13.24%	14.46%
Total Capital(5)	16.18%	17.70%
Leverage(6)	7.86%	7.66%

Citigroup common stockholders' equity to assets	10.17%	9.58%
Total Citigroup stockholders' equity to assets	10.40%	9.60%
Dividend payout ratio(2)	0.7%	1.1%
Book value per common share	$63.02	$62.61	1
Ratio of earnings to fixed charges and preferred stock dividends	2.44x	1.67x		2.35x	1.69x

(1)
Discontinued operations for 2013 and 2012 includes the announced sale of Citi's Brazil Credicard business. Discontinued operations in 2013 also includes a carve-out of Citi's liquid strategies business within Citi Capital Advisors, the sale of which is to occur pursuant to two separate transactions, the first of which closed in February 2013. Discontinued operations in 2013 and 2012 also reflect the sale of the Egg Banking PLC credit card business. For additional information, see Note 2 to the Consolidated Financial Statements.

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

(5)
Second quarter of 2013 Basel I capital ratios reflect the final (revised) U.S. market risk capital rules (Basel II.5) that were effective on January 1, 2013.

(6)
The leverage ratio represents Tier 1 Capital divided by quarterly adjusted average total assets.

 SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2013	2012		2013	2012
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,124	$1,174	(4)%	$2,237	$2,471	(9)%
EMEA	28	13	NM	35	—	—
Latin America	371	335	11	751	710	6
Asia	432	449	(4)	849	950	(11)

Total	$1,955	$1,971	(1)%	$3,872	$4,131	(6)%

Securities and Banking
North America	$849	$549	55%	$2,001	$736	NM
EMEA	787	365	NM	1,232	879	40%
Latin America	350	309	13	662	633	5
Asia	396	252	57	842	563	50

Total	$2,382	$1,475	61%	$4,737	$2,811	69%

Transaction Services
North America	$161	$122	32%	$290	$248	17%
EMEA	229	317	(28)	452	617	(27)
Latin America	179	181	(1)	343	355	(3)
Asia	239	269	(11)	493	566	(13)

Total	$808	$889	(9)%	$1,578	$1,786	(12)%

Institutional Clients Group	$3,190	$2,364	35%	$6,315	$4,597	37%

Corporate/Other	$(388)	$(447)	13%	$(710)	$(778)	9%

Total Citicorp	$4,757	$3,888	22%	$9,477	$7,950	19%

CITI HOLDINGS
Brokerage and Asset Management	$(53)	$(24)	NM	$(132)	$(161)	18%
Local Consumer Lending	(134)	(819)	84%	(427)	(1,452)	71
Special Asset Pool	(382)	(66)	NM	(799)	(313)	NM

Total Citi Holdings	$(569)	$(909)	37%	$(1,358)	$(1,926)	29%

Income from continuing operations	$4,188	$2,979	41%	$8,119	$6,024	35%

Discontinued operations	$30	$7	NM	$(3)	$19	NM
Net income attributable to noncontrolling interests	36	40	(10)%	126	166	(24)%

Citigroup's net income	$4,182	$2,946	42%	$7,990	$5,877	36%

NM Not meaningful

 CITIGROUP REVENUES

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2013	2012		2013	2012
CITICORP
Global Consumer Banking
North America	$5,052	$5,102	(1)%	$10,162	$10,268	(1)%
EMEA	364	358	2	732	727	1
Latin America	2,327	2,095	11	4,638	4,283	8
Asia	1,968	1,952	1	3,928	3,950	(1)

Total	$9,711	$9,507	2%	$19,460	$19,228	1%

Securities and Banking
North America	$2,599	$2,017	29%	$5,569	$3,459	61%
EMEA	2,166	1,612	34	4,039	3,571	13
Latin America	747	730	2	1,517	1,453	4
Asia	1,329	1,112	20	2,694	2,330	16

Total	$6,841	$5,471	25%	$13,819	$10,813	28%

Transaction Services
North America	$667	$663	1%	$1,293	$1,302	(1)%
EMEA	921	908	1	1,782	1,781	—
Latin America	467	446	5	914	888	3
Asia	677	750	(10)	1,349	1,501	(10)

Total	$2,732	$2,767	(1)%	$5,338	$5,472	(2)%

Institutional Clients Group	$9,573	$8,238	16%	$19,157	$16,285	18%

Corporate/Other	$103	$(296)	NM	$96	$175	(45)%

Total Citicorp	$19,387	$17,449	11%	$38,713	$35,688	8%

CITI HOLDINGS
Brokerage and Asset Management	$(20)	$87	NM	$(37)	$39	NM
Local Consumer Lending	1,055	932	13%	2,111	2,256	(6)%
Special Asset Pool	57	(81)	NM	(81)	(475)	83

Total Citi Holdings	$1,092	$938	16%	$1,993	$1,820	10%

Total Citigroup net revenues	$20,479	$18,387	11%	$40,706	$37,508	9%

NM Not meaningful

 CITICORP

        Citicorp is Citigroup's global bank for consumers and businesses and represents Citi's core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network, including many of the world's emerging economies. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of its large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. At June 30, 2013, Citicorp had approximately $1.8 trillion of assets and $874 billion of deposits, representing 93% of Citi's total assets and deposits, respectively.

        Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of Regional Consumer Banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services). Citicorp also includes Corporate/Other.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$10,898	$10,748	1%	$21,775	$21,755	—
Non-interest revenue	8,489	6,701	27	16,938	13,933	22%

Total revenues, net of interest expense	$19,387	$17,449	11%	$38,713	$35,688	8%

Provisions for credit losses and for benefits and claims
Net credit losses	$1,838	$2,162	(15)%	$3,786	$4,286	(12)%
Credit reserve build (release)	(301)	(766)	61	(618)	(1,365)	55

Provision for loan losses	$1,537	$1,396	10%	$3,168	$2,921	8%
Provision for benefits and claims	46	49	(6)	109	107	2
Provision (release) for unfunded lending commitments	(10)	26	NM	8	14	(43)

Total provisions for credit losses and for benefits and claims	$1,573	$1,471	7%	$3,285	$3,042	8%

Total operating expenses	$10,593	$10,759	(2)%	$21,358	$21,721	(2)%

Income from continuing operations before taxes	$7,221	$5,219	38%	$14,070	$10,925	29%
Provisions for income taxes	2,464	1,331	85	4,593	2,975	54

Income from continuing operations	$4,757	$3,888	22%	$9,477	$7,950	19%
Income (loss) from discontinued operations, net of taxes	30	7	NM	(3)	19	NM
Noncontrolling interests	35	39	(10)	120	163	(26)%

Net income	$4,752	$3,856	23%	$9,354	$7,806	20%

Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,753	$1,725	2%
Average assets	1,751	1,714	2	$1,743	$1,702	2%
Return on average assets	1.09%	0.91%		1.08%	0.92%
Efficiency ratio (Operating expenses/Total revenues)	55%	62%		55%	61%
Total EOP loans	$544	$527	3
Total EOP deposits	$874	$852	3

NM Not meaningful

 GLOBAL CONSUMER BANKING

        Global Consumer Banking (GCB) consists of Citigroup's four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 3,912 branches in 38 countries around the world as of June 30, 2013. For the quarter ended June 30, 2013, GCB had $391 billion of average assets and $326 billion of average deposits. Citi's strategy is to focus on the top 150 cities globally that it believes have the highest growth potential in consumer banking. Consistent with this strategy, as announced in the fourth quarter of 2012 as part of its repositioning efforts, Citi intends to optimize its branch footprint and further concentrate its presence in major metropolitan areas. As of June 30, 2013, Citi had consumer banking operations in approximately 120, or 80%, of these cities.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$7,072	$7,010	1%	$14,243	$14,174	—
Non-interest revenue	2,639	2,497	6	5,217	5,054	3%

Total revenues, net of interest expense	$9,711	$9,507	2%	$19,460	$19,228	1%

Total operating expenses	$5,131	$5,183	(1)%	$10,340	$10,263	1%

Net credit losses	$1,785	$2,039	(12)%	$3,694	$4,220	(12)%
Credit reserve build (release)	(237)	(753)	69	(577)	(1,509)	62
Provisions (release) for unfunded lending commitments	9	—	—	24	(1)	NM
Provision for benefits and claims	46	50	(8)	109	108	1%

Provisions for credit losses and for benefits and claims	$1,603	$1,336	20%	$3,250	$2,818	15%

Income from continuing operations before taxes	$2,977	$2,988	—	$5,870	$6,147	(5)%
Income taxes	1,022	1,017	—	1,998	2,016	(1)

Income from continuing operations	$1,955	$1,971	—	$3,872	$4,131	(6)%
Noncontrolling interests	6	(1)	NM	11	—	—

Net income	$1,949	$1,972	(1)%	$3,861	$4,131	(7)%

Balance Sheet data (in billions of dollars)
Average assets	$391	$382	2%	$396	$384	3%
Return on assets	2.00%	2.10%		1.98%	2.19%
Efficiency ratio	53%	55%		53%	53%
Total EOP assets	$395	$388	2
Average deposits	$326	$318	3	$328	$318	3
Net credit losses as a percentage of average loans	2.53%	2.94%		2.61%	3.01%

Revenue by business
Retail banking	$4,535	$4,430	2%	$9,070	$8,979	1%
Cards(1)	5,176	5,077	2	10,390	10,249	1

Total	$9,711	$9,507	2%	$19,460	$19,228	1%

Income from continuing operations by business
Retail banking	$723	$808	(11)%	$1,449	$1,636	(11)%
Cards(1)	1,232	1,163	6	2,423	2,495	(3)

Total	$1,955	$1,971	—	$3,872	$4,131	(6)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$9,711	$9,507	2%	$19,460	$19,228	1%
Impact of FX translation(2)	—	36		—	(4)

Total revenues—ex-FX	$9,711	$9,543	2%	$19,460	$19,224	1%

Total operating expenses—as reported	$5,131	$5,183	(1)%	$10,340	$10,263	1%
Impact of FX translation(2)	—	(8)		—	(58)

Total operating expenses—ex-FX	$5,131	$5,175	(1)%	$10,340	$10,205	1%

Total provisions for LLR & PBC—as reported	$1,603	$1,336	20%	$3,250	$2,818	15%
Impact of FX translation(2)	—	13		—	7

Total provisions for LLR & PBC—ex-FX	$1,603	$1,349	19%	$3,250	$2,825	15%

Net income—as reported	$1,949	$1,972	(1)%	$3,861	$4,131	(7)%
Impact of FX translation(2)	—	25		—	29

Net income—ex-FX	$1,949	$1,997	(2)%	$3,861	$4,160	(7)%

(1)
Includes both Citi-branded cards and Citi retail services.

(2)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2013 exchange rates for all periods presented.

NM Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small to mid-size businesses in the U.S. NA RCB's approximate 983 retail bank branches as of June 30, 2013 are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, Dallas, Houston, San Antonio and Austin. At June 30, 2013, NA RCB had approximately 12.0 million customer accounts, $41.7 billion of retail banking loans and $165.9 billion of deposits. In addition, NA RCB had approximately 99.7 million Citi-branded and Citi retail services credit card accounts, with $105.3 billion in outstanding card loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$4,065	$4,002	2%	$8,217	$8,096	1%
Non-interest revenue	987	1,100	(10)	1,945	2,172	(10)%

Total revenues, net of interest expense	$5,052	$5,102	(1)%	$10,162	$10,268	(1)%

Total operating expenses	$2,384	$2,452	(3)%	$4,813	$4,792	—

Net credit losses	$1,190	$1,511	(21)%	$2,445	$3,140	(22)%
Credit reserve build (release)	(351)	(814)	57	(721)	(1,655)	56
Provisions for benefits and claims	—	—	—	—	—	—
Provision (release) for unfunded lending commitments	13	19	(32)%	27	33	(18)%

Provisions for credit losses and for benefits and claims	$852	$716	19%	$1,751	$1,518	15%

Income from continuing operations before taxes	$1,816	$1,934	(6)%	$3,598	$3,958	(9)%
Income taxes	692	760	(9)	1,361	1,487	(8)

Income from continuing operations	$1,124	$1,174	(4)%	$2,237	$2,471	(9)%
Noncontrolling interests	1	—	—	1	—	—

Net income	$1,123	$1,174	(4)%	$2,236	$2,471	(10)%

Balance Sheet data (in billions of dollars)
Average assets	$172	$171	1%	$174	$170	2%
Return on average assets	2.62%	2.76%		2.59%	2.92%
Efficiency ratio	47%	48%		47%	47%
Average deposits	$165	$152	9	$165	$151	9
Net credit losses as a percentage of average loans	3.29%	4.07%		3.34%	4.20%

Revenue by business
Retail banking	$1,591	$1,650	(4)%	$3,164	$3,279	(4)%
Citi-branded cards	1,978	1,988	(1)	4,004	4,034	(1)
Citi retail services	1,483	1,464	1	2,994	2,955	1

Total	$5,052	$5,102	(1)%	$10,162	$10,268	(1)%

Income from continuing operations by business
Retail banking	$274	$337	(19)%	$503	$671	(25)%
Citi-branded cards	457	413	11	905	1,005	(10)
Citi retail services	393	424	(7)	829	795	4

Total	$1,124	$1,174	(4)%	$2,237	$2,471	(9)%

 2Q13 vs. 2Q12

        Net income decreased 4%, mainly driven by a $463 million reduction in loan loss reserve releases, partially offset by a $321 million reduction in net credit losses and lower expenses.

        Revenues decreased 1%, as higher volumes in retail banking were offset by significant continued spread compression.

        Retail banking revenues of $1.6 billion declined 4% due to lower mortgage servicing revenues and ongoing spread compression in both mortgage gain-on-sale margins and in the deposit portfolio. The decline in retail banking revenues was partially offset by a gain of approximately $180 million on the sale of a mortgage portfolio during the current quarter. Mortgage originations increased 33%, average retail loans were unchanged and average deposits increased 9%. Citi expects retail banking revenues will continue to be negatively impacted due to the current interest rate environment as historically high mortgage origination volumes are expected to decline and gain on sale margins to reduce. Spread compression in the deposit portfolio is also expected to continue to negatively impact retail banking revenues.

        Cards revenues were unchanged, as improved net interest spreads, benefitting from both higher yields and lower funding costs, were offset by continued lower average loan balances. In Citi-branded cards, revenues declined 1% to $2.0 billion, reflecting a 5% decline in average loans, partly offset by an improvement in net interest spreads. Net interest revenue increased 2%, reflecting lower cost of funds, partially offset by the decline in average loans and a continued increased payment rate from consumer deleveraging. In Citi retail services, revenues increased 1% to $1.5 billion. Net interest revenues increased 3% due to improved spreads, partially offset by a 2% decline in average loans as well as declining non-interest revenues, driven by improving credit and the resulting impact on contractual partner payments. Citi expects cards revenues could continue to be negatively impacted by higher payment rates for consumers, reflecting ongoing economic uncertainty and deleveraging as well as Citi's shift to higher credit quality borrowers.

        As previously disclosed, as part of its U.S. Citi-branded cards business, Citibank, N.A. issues a co-branded credit card product with American Airlines, the Citi/AAdvantage card. AMR Corporation and certain of its subsidiaries, including American Airlines, Inc. (collectively, AMR), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in November 2011, and on February 14, 2013, AMR and US Airways Group, Inc. announced a merger agreement under which the companies would be combined. In a filing in U.S. Bankruptcy Court on June 3, 2013, AMR agreed to assume the agreements for the Citi/AAdvantage card program upon confirmation of its filed plan of reorganization, which includes the merger with US Airways. AMR's filed plan of reorganization and the assumption of the Citi/AAdvantage card program agreements are subject to U.S. Bankruptcy Court approval.

        Expenses decreased 3%, primarily due to lower legal and related costs, lower repositioning charges as well as efficiency savings, partially offset by higher volume-related mortgage origination costs.

        Provisions increased 19%, as lower net credit losses in the cards portfolio and in retail banking were offset by continued lower loan loss reserve releases largely related to cards ($351 million compared to $814 million in the prior-year period).

2Q13 YTD vs. 2Q12 YTD

        Year-to-date, NA RCB has experienced similar trends to those described above. Net income decreased 10%, mainly due to lower loan loss reserve releases, partially offset by lower net credit losses.

        Revenues decreased 1%, as a 1% increase in net interest revenue offset a 10% decrease in non-interest revenue. Retail banking revenues declined 4%, as higher mortgage originations and average deposits were more than offset by the significant continued spread compression. Cards revenues were unchanged as improved net interest spreads were offset by lower volumes, driven by the factors described above.

        Expenses were flat as lower legal and related costs and efficiency savings were offset by higher volume-related mortgage origination costs.

        Provisions increased 15% due to a $934 million reduction in loan loss reserve releases, partially offset by a $696 million reduction in net credit losses in the cards portfolio and in retail banking.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe and the Middle East. The countries in which EMEA RCB has the largest presence are Poland, Turkey, Russia and the United Arab Emirates. As part of Citi's previously announced repositioning efforts, in July 2013, Citi completed the sales of its consumer operations in Romania and Turkey, including approximately $113 million and $628 million of consumer loan balances and $210 million and $790 million of deposits, respectively.

        At June 30, 2013, EMEA RCB had 222 retail bank branches with approximately 3.8 million customer accounts, $5.3 billion in retail banking loans, $13.0 billion in deposits, and 2.8 million Citi-branded card accounts with $2.8 billion in outstanding card loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$237	$248	(4)%	$483	$501	(4)%
Non-interest revenue	127	110	15	249	226	10

Total revenues, net of interest expense	$364	$358	2%	$732	$727	1%

Total operating expenses	$333	$337	(1)%	$677	$696	(3)%

Net credit losses	$(1)	$14	NM	$28	$43	(35)%
Credit reserve build (release)	(9)	(13)	31%	(20)	(18)	(11)
Provision (release) for unfunded lending commitments	(1)	—	—	—	(1)	100

Provisions for credit losses	$(11)	$1	NM	$8	$24	(67)%

Income from continuing operations before taxes	$42	$20	NM	$47	$7	NM
Income taxes	14	7	100%	12	7	71%

Income from continuing operations	$28	$13	NM	$35	$—	—
Noncontrolling interests	5	1	NM	8	2	NM

Net income (loss)	$23	$12	92%	$27	$(2)	NM

Balance Sheet data (in billions of dollars)
Average assets	$10	$9	11%	$10	$9	11%
Return on average assets	0.92%	0.54%		0.54%	(0.04)%
Efficiency ratio	91%	94%		92%	96%
Average deposits	$13	$12	5	$13	$12	5
Net credit losses as a percentage of average loans	(0.05)%	0.75%		0.70%	1.17%

Revenue by business
Retail banking	$214	$210	2%	$429	$426	1%
Citi-branded cards	150	148	1	303	301	1

Total	$364	$358	2%	$732	$727	1%

Income (loss) from continuing operations by business
Retail banking	$—	$(9)	100%	$(8)	$(35)	77%
Citi-branded cards	28	22	27	43	35	23

Total	$28	$13	NM	$35	$—	—

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$364	$358	2%	$732	$727	1%
Impact of FX translation(1)	—	(1)		—	(9)

Total revenues—ex-FX	$364	$357	2%	$732	$718	2%

Total operating expenses—as reported	$333	$337	(1)%	$677	$696	(3)%
Impact of FX translation(1)	—	(1)		—	(10)

Total operating expenses—ex-FX	$333	$336	(1)%	$677	$686	(1)%

Provisions for credit losses—as reported	$(11)	$1	NM	$8	$24	(67)%
Impact of FX translation(1)	—	1		—	—

Provisions for credit losses—ex-FX	$(11)	$2	NM	$8	$24	(67)%

Net income (loss)—as reported	$23	$12	92%	$27	$(2)	NM
Impact of FX translation(1)	—	—		—	$1

Net income (loss)—ex-FX	$23	$12	92%	$27	$(1)	NM

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2013 exchange rates for all periods presented.

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

 2Q13 vs. 2Q12

        Net income of $23 million compared to net income of $12 million in the prior-year period and was mainly due to lower net credit losses and higher revenues.

        Revenues increased 2%, with growth across all major products due to higher investment and loan volumes, partially offset by lower revenues that occurred after Citi announced the sale of its consumer operations in Turkey and Romania. Net interest revenue decreased 4%, due to spread compression in cards as well as portfolio liquidation, partially offset by growth in average deposits of 6%, average retail loans of 12% and average cards loans of 3%. Interest rate caps on credit cards, particularly in Poland, the continued liquidation of a higher yielding non-strategic retail banking portfolio and the continued low interest rate environment were the main contributors to the lower spreads. Citi expects continued regulatory changes and spread compression to continue to negatively impact revenues in this business during the remainder of 2013. Non-interest revenue increased 16%, mainly reflecting higher investment fees and card fees due to increased sales volumes. Cards purchase sales increased 8% and investment sales increased 26%.

        Expenses declined 1%, as efficiency savings were mostly offset by continued investment spending on new internal operating platforms and higher repositioning charges related to the sales of the consumer operations in Turkey and Romania.

        Provisions were a benefit of $11 million, due to a net credit recovery as a result of sales of written-off accounts and the sales of the consumer operations in Turkey and Romania, partially offset by lower loan loss reserve releases. Net credit losses also continued to reflect stabilizing credit quality and Citi's strategic move toward lower-risk customers. Assuming the underlying core portfolio continues to grow during the remainder of 2013, Citi believes credit costs in EMEA RCB could begin to rise.

2Q13 YTD vs. 2Q12 YTD

        Year-to-date, EMEA RCB has experienced similar trends to those described above. Net income of $27 million compared to a net loss of $1 million in the prior-year period and was primarily due to lower net credit losses, higher revenues and lower operating expenses.

        Revenues increased 2%, with growth across all major products due to higher volumes, partially offset by lower revenues resulting from the exit of certain markets, including the sales of the consumer operations in Turkey and Romania. Net interest revenue declined 2% primarily due to spread compression, driven by the same factors described above. Non-interest revenue increased 11%, mainly reflecting higher investment fees and card fees due to increased sales volume, partially offset by a loss on the sale of certain businesses. Cards purchase sales increased 8% and investment sales increased 19%.

        Expenses decreased 1%, primarily due to efficiency savings and lower repositioning charges, partially offset by the continued investment spending.

        Provisions decreased 67% to $8 million, primarily due to lower net credit losses, driven by the factors described above.

 LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (Latin America RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second-largest bank, with nearly 1,700 branches. As part of Citi's previously announced repositioning efforts, during the second quarter of 2013, Citi entered into an agreement to sell Credicard, Citi's non-Citibank branded cards business and consumer finance business in Brazil, including approximately $3.3 billion in consumer loan balances. Results of operations have been restated for all historical periods, while all balance sheet data have been reclassified as of the second quarter of 2013, to reflect Credicard as discontinued operations and reported in Corporate/Other (for additional information, see Note 2 to the Consolidated Financial Statements). During the second quarter of 2013, Citi also entered into an agreement to sell its retail banking operations in Uruguay, including approximately $69 million of consumer loan balances and $267 million of deposits, respectively.

        At June 30, 2013, Latin America RCB had 2,136 retail branches, with approximately 32.2 million customer accounts, $29.9 billion in retail banking loans and $46.6 billion in deposits. In addition, the business had approximately 9.3 million Citi-branded card accounts with $11.5 billion in outstanding loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$1,580	$1,474	7%	$3,126	$2,963	6%
Non-interest revenue	747	621	20	1,512	1,320	15

Total revenues, net of interest expense	$2,327	$2,095	11%	$4,638	$4,283	8%

Total operating expenses	$1,307	$1,230	6%	$2,615	$2,461	6%

Net credit losses	$416	$315	32%	$835	$648	29%
Credit reserve build	104	95	9	142	186	(24)
Provision for benefits and claims	33	31	6	82	75	9

Provisions for loan losses and for benefits and claims (LLR & PBC)	$553	$441	25%	$1,059	$909	17%

Income from continuing operations before taxes	$467	$424	10%	$964	$913	6%
Income taxes	96	89	8	213	203	5

Income from continuing operations	$371	$335	11%	$751	$710	6%
Noncontrolling interests	—	(2)	100	2	(2)	NM

Net income	$371	$337	10%	$749	$712	5%

Balance Sheet data (in billions of dollars)
Average assets	$80	$78	3%	$83	$80	4%
Return on average assets	1.86%	1.83%		1.86%	1.88%
Efficiency ratio	56%	59%		56%	57%
Average deposits	$46	$44	4	$46	$45	2
Net credit losses as a percentage of average loans	4.03%	3.57%		4.09%	3.62%

Revenue by business
Retail banking	$1,538	$1,405	9%	$3,085	$2,879	7%
Citi-branded cards	789	690	14	1,553	1,404	11

Total	$2,327	$2,095	11%	$4,638	$4,283	8%

Income from continuing operations by business
Retail banking	$211	$238	(11)%	$459	$454	1%
Citi-branded cards	160	97	65	292	256	14

Total	$371	$335	11%	$751	$710	6%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$2,327	$2,095	11%	$4,638	$4,283	8%
Impact of FX translation(1)	—	68		—	60

Total revenues—ex-FX	$2,327	$2,163	8%	$4,638	$4,343	7%

Total operating expenses—as reported	$1,307	$1,230	6%	$2,615	$2,461	6%
Impact of FX translation(1)	—	25		—	8

Total operating expenses—ex-FX	$1,307	$1,255	4%	$2,615	$2,469	6%

Provisions for LLR & PBC—as reported	$553	$441	25%	$1,059	$909	17%
Impact of FX translation(1)	—	12		—	5

Provisions for LLR & PBC—ex-FX	$553	$453	22%	$1,059	$914	16%

Net income—as reported	$371	$337	10%	$749	$712	5%
Impact of FX translation(1)	—	21		—	23

Net income—ex-FX	$371	$358	4%	$749	$735	2%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2013 exchange rates for all periods presented.

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

 2Q13 vs. 2Q12

        Net income increased 4% as higher revenues were partially offset by higher credit costs and higher expenses.

        Revenues increased 8%, primarily due to volume growth in retail banking and cards, partially offset by continued spread compression. Net interest revenue increased 5% due to increased volumes, partially offset by spread compression. Citi expects slower volume growth and continued spread compression to negatively impact net interest revenues during the remainder of 2013. Non-interest revenue increased 17%, primarily due to higher fees from increased business volumes in retail and cards. Retail banking revenues increased 6% as average loans increased 13% and investment sales increased 19% while deposits were flat. Cards revenues increased 12% as average loans increased 9% and purchase sales increased 13%.

        Despite the year-over-year growth, Citi expects overall volume growth could begin to slow, particularly in Mexico, due to slowing economic growth in the region. In addition, the Mexico governmental authorities are considering various reforms, including reducing borrowing costs through increased banking competition, increasing lending activity, increasing disclosure requirements and client mobility as well as imposing additional requirements in the consumer finance area. These reforms have not yet been adopted, and thus the impact on Citi's businesses is not certain. For information on the potential impact to Latin America RCB from foreign exchange controls, see "Managing Global Risk—Cross-Border Risk" below.

        Expenses increased 4% on increased volume-related costs, mandatory salary increases in certain countries and higher transactional costs, partially offset by lower repositioning charges and marketing costs.

        Provisions increased 22%, primarily due to higher net credit losses as well as a higher loan loss reserve build. Net credit losses increased 32%, primarily in the Mexico cards and personal loan portfolios, reflecting both portfolio seasoning and volume growth. The higher loan loss reserve build in the current quarter was partially due to an increase in reserves for Mexican homebuilders. Homebuilders in Mexico have recently begun to experience financial difficulties, primarily due to, among other things, decreases in government subsidies, new government policies promoting vertical housing and an overall renewed government emphasis on urban planning. Citi's outstanding loans to the top three builders totaled approximately $300 million at the end of the current quarter, with nearly 100% collateralized. Citi currently expects the net credit loss rate in Latin America to remain relatively unchanged for the remainder of 2013, although the rate could be higher if any material losses are incurred in the Mexico homebuilder portfolio.

2Q13 YTD vs. 2Q12 YTD

        Year-to-date, Latin America RCB has experienced similar trends to those described above. Net income increased 2% as higher revenues were partially offset by higher expenses and credit costs.

        Revenues increased 7%, primarily due to volume growth in retail banking and cards, partially offset by spread compression, driven by the factors described above. Net interest revenue increased 4% due to increased volumes, partially offset by continued spread compression. Non-interest revenue increased 13%, primarily due to higher fees from increased business volumes in retail and cards. Retail banking revenues increased 6% as average loans increased 14%, investment sales increased 14% while deposits grew 1%. Cards revenues increased 12% as average loans increased 9% and purchase sales increased 13%.

        Expenses increased 6% on increased volume-related costs, higher repositioning charges, mandatory salary increases in certain countries and higher transactional and marketing costs.

        Provisions increased 16%, primarily due to higher net credit losses, partially offset by lower loan loss reserve builds. Net credit losses increased 29%, primarily in the Mexico personal loan and card portfolios, reflecting both volume growth and portfolio seasoning.

ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in Korea, Australia, Singapore, Hong Kong, Taiwan, Japan, India, Malaysia and Indonesia. At June 30, 2013, Asia RCB had 571 retail branches, approximately 16.9 million customer accounts, $68.5 billion in retail banking loans and $101.2 billion in deposits. In addition, the business had approximately 16.4 million Citi-branded card accounts with $18.9 billion in outstanding loan balances.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$1,190	$1,286	(7)%	$2,417	$2,614	(8)%
Non-interest revenue	778	666	17	1,511	1,336	13

Total revenues, net of interest expense	$1,968	$1,952	1%	$3,928	$3,950	(1)%

Total operating expenses	$1,107	$1,164	(5)%	$2,235	$2,314	(3)%

Net credit losses	$180	$199	(10)%	$386	$389	(1)%
Credit reserve build (release)	19	(21)	NM	22	(22)	NM
Provision (release) for unfunded lending commitments	10	—	—	24	—	—

Provisions for credit losses	$209	$178	17%	$432	$367	18%

Income from continuing operations before taxes	$652	$610	7%	$1,261	$1,269	(1)%
Income taxes	220	161	37	412	319	29

Income from continuing operations	$432	$449	(4)%	$849	$950	(11)%
Noncontrolling interests	—	—	—	—	—	—

Net income	$432	$449	(4)%	$849	$950	(11)%

Balance Sheet data (in billions of dollars)
Average assets	$129	$124	4%	$129	$125	3%
Return on average assets	1.34%	1.46%		1.33%	1.53%
Efficiency ratio	56%	60%		57%	59%
Average deposits	$102	$110	(7)	$105	$110	(5)
Net credit losses as a percentage of average loans	0.82%	0.92%		0.88%	0.89%

Revenue by business
Retail banking	$1,192	$1,165	2%	$2,392	$2,395	—
Citi-branded cards	776	787	(1)	1,536	1,555	(1)%

Total	$1,968	$1,952	1%	$3,928	$3,950	(1)%

Income from continuing operations by business
Retail banking	$238	$242	(2)%	$495	$546	(9)%
Citi-branded cards	194	207	(6)	354	404	(12)

Total	$432	$449	(4)%	$849	$950	(11)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$1,968	$1,952	1%	$3,928	$3,950	(1)%
Impact of FX translation(1)	—	(31)		—	(55)

Total revenues—ex-FX	$1,968	$1,921	2%	$3,928	$3,895	1%

Total operating expenses—as reported	$1,107	$1,164	(5)%	$2,235	$2,314	(3)%
Impact of FX translation(1)	—	(32)		—	(56)

Total operating expenses—ex-FX	$1,107	$1,132	(2)%	$2,235	$2,258	(1)%

Provisions for credit losses—as reported	$209	$178	17%	$432	$367	18%
Impact of FX translation(1)	—	—		—	2

Provisions for credit losses—ex-FX	$209	$178	17%	$432	$369	17%

Net income—as reported	$432	$449	(4)%	$849	$950	(11)%
Impact of FX translation(1)	—	4		—	5

Net income—ex-FX	$432	$453	(5)%	$849	$955	(11)%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2013 exchange rates for all periods presented.

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

 2Q13 vs. 2Q12

        Net income decreased 5%, primarily due to a higher effective tax rate (see "Income Taxes" below) and higher credit costs, partially offset by higher revenues and lower expenses.

        Revenues increased 2%, as higher non-interest revenue was partially offset by lower net interest revenue. Several key markets experienced strong revenue growth, including India, Hong Kong and Singapore, partially offset by the continued negative impacts from the low interest rate environment and ongoing regulatory changes in the region, particularly Korea as well as Indonesia and Taiwan. Net interest revenue declined 6%, primarily driven by continued spread compression, particularly in Korea. Average retail deposits declined 4%, partly reflecting an outflow to investment products and efforts to rebalance the deposit portfolio mix. Average retail loans increased 2% (11% excluding Korea). Spread compression and regulatory changes in the region are expected to continue to have an adverse impact on cards revenue.

        Non-interest revenue increased 20%, including a 62% increase in investment sales, due to favorable market conditions. Most underlying business metrics continued to improve in Asia RCB, including a 7% increase in cards purchase sales.

        Expenses declined 2%, as efficiency savings were partially offset by increased investment spending, particularly investments in China cards, and higher volume related growth.

        Provisions increased 17%, reflecting a higher loan loss reserve build, primarily due to regulatory requirements in Korea as well as volume growth in China, India and Singapore, partially offset by lower net credit losses due to higher recoveries as a result of sales of written-off accounts in the current quarter. Despite this increase year-over-year, overall credit quality in the region continued to remain stable.

2Q13 YTD vs. 2Q12 YTD

        Year-to-date, Asia RCB has experienced similar trends to those described above. Net income decreased 11%, primarily due to the higher effective tax rate as well as higher credit costs, partially offset by higher revenues and lower expenses.

        Revenues increased 1%, due to higher non-interest revenue, partially offset by lower net interest revenue. Net interest revenue declined 7%, primarily driven by the ongoing spread compression. Average retail deposits declined 3%, partly reflecting an outflow to investment products and efforts to rebalance the deposit portfolio mix. Non-interest revenue increased 16%, reflecting a 52% increase in investment sales, due to favorable market conditions, and a 6% increase in Citi-branded cards purchase sales.

        Expenses declined 1%, as efficiency savings were mostly offset by increased investment spending and higher volume-related growth.

        Provisions increased 17%, primarily reflecting a higher loan loss reserve build, driven by the factors described above.

 INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading of loans and securities, institutional brokerage, underwriting, lending and advisory services. ICG's international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At June 30, 2013, ICG had approximately $1.1 trillion of assets and $532 billion of deposits.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Commissions and fees	$1,156	$1,081	7%	$2,335	$2,222	5%
Administration and other fiduciary fees	696	742	(6)	1,390	1,438	(3)
Investment banking	983	793	24	2,068	1,604	29
Principal transactions	2,407	1,434	68	4,822	3,350	44
Other	368	326	13	727	(79)	NM

Total non-interest revenue	$5,610	$4,376	28%	$11,342	$8,535	33%
Net interest revenue (including dividends)	3,963	3,862	3	7,815	7,750	1

Total revenues, net of interest expense	$9,573	$8,238	16%	$19,157	$16,285	18%

Total operating expenses	$4,937	$4,979	(1)%	$9,925	$10,066	(1)%

Net credit losses	$53	$122	(57)%	$92	$64	44%
Provision (release) for unfunded lending commitments	(19)	26	NM	(16)	15	NM
Credit reserve build	(64)	(13)	NM	(41)	145	NM

Provisions for credit losses	$(30)	$135	NM	$35	$224	(84)%

Income from continuing operations before taxes	$4,666	$3,124	49%	$9,197	$5,995	53%
Income taxes	1,476	760	94	2,882	1,398	NM

Income from continuing operations	$3,190	$2,364	35%	$6,315	$4,597	37%
Noncontrolling interests	23	31	(26)	73	91	(20)

Net income	$3,167	$2,333	36%	$6,242	$4,506	39%

Average assets (in billions of dollars)	$1,090	$1,051	4%	$1,080	$1,035	4%
Return on average assets	1.17%	0.89%		1.17%	0.88%
Efficiency ratio	52%	60%		52%	62%

Revenues by region
North America	$3,266	$2,680	22%	$6,862	$4,761	44%
EMEA	3,087	2,520	23	5,821	5,352	9
Latin America	1,214	1,176	3	2,431	2,341	4
Asia	2,006	1,862	8	4,043	3,831	6

Total revenues	$9,573	$8,238	16%	$19,157	$16,285	18%

Income from continuing operations by region
North America	$1,010	$671	51%	$2,291	$984	NM
EMEA	1,016	682	49	1,684	1,496	13%
Latin America	529	490	8	1,005	988	2
Asia	635	521	22	1,335	1,129	18

Total income from continuing operations	$3,190	$2,364	35%	$6,315	$4,597	37%

Average loans by region (in billions of dollars)
North America	$96	$82	17%	$93	$78	19%
EMEA	56	52	8	55	52	6
Latin America	37	34	9	38	34	12
Asia	64	63	2	62	62	—

Total average loans	$253	$231	10%	$248	$226	10%

NM Not meaningful

 SECURITIES AND BANKING

        Securities and Banking (S&B) offers a wide array of investment and commercial banking services and products for corporations, governments, institutional and public sector entities and high-net-worth individuals. S&B transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity and commodity products. S&B includes investment banking and advisory services, lending, debt and equity sales and trading, institutional brokerage, derivative services and private banking.

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

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$2,573	$2,369	9%	$5,010	$4,708	6%
Non-interest revenue	$4,268	3,102	38	8,809	6,105	44

Total revenues, net of interest expense	$6,841	$5,471	25%	$13,819	$10,813	28%

Total operating expenses	$3,495	$3,568	(2)%	$7,059	$7,269	(3)%

Net credit losses	$37	$97	(62)%	$72	$37	95%
Provision (release) for unfunded lending commitments	(19)	26	NM	(16)	9	NM
Credit reserve build	(97)	(64)	(52)	(63)	71	NM

Provisions for credit losses	$(79)	$59	NM	$(7)	$117	NM

Income before taxes and noncontrolling interests	$3,425	$1,844	86%	$6,767	$3,427	97%
Income taxes	1,043	369	NM	$2,030	616	NM

Income from continuing operations	$2,382	$1,475	61%	$4,737	$2,811	69%
Noncontrolling interests	18	26	(31)	62	82	(24)

Net income	$2,364	$1,449	63%	$4,675	$2,729	71%

Average assets (in billions of dollars)	$933	$913	2%	$929	$899	3%
Return on average assets	1.02%	0.64%		1.01%	0.61%
Efficiency ratio	51%	65%		51%	67%

Revenues by region
North America	$2,599	$2,017	29%	$5,569	$3,459	61%
EMEA	2,166	1,612	34	4,039	3,571	13
Latin America	747	730	2	1,517	1,453	4
Asia	1,329	1,112	20	2,694	2,330	16

Total revenues	$6,841	$5,471	25%	$13,819	$10,813	28%

Income from continuing operations by region
North America	$849	$549	55%	$2,001	$736	NM
EMEA	787	365	NM	1,232	879	40%
Latin America	350	309	13	662	633	5
Asia	396	252	57	842	563	50

Total income from continuing operations	$2,382	$1,475	61%	$4,737	$2,811	69%

Securities and Banking revenue details (excluding CVA/DVA)
Total investment banking	$1,039	$860	21%	$2,102	$1,732	21%
Fixed income markets	3,372	2,861	18	7,995	7,642	5
Equity markets	942	561	68	1,768	1,477	20
Lending	424	571	(26)	733	583	26
Private bank	645	591	9	1,274	1,189	7
Other Securities and Banking	(43)	(171)	75	(205)	(632)	68

Total Securities and Banking revenues (ex-CVA/DVA)	$6,379	$5,273	21%	$13,667	$11,991	14%

CVA/DVA	$462	$198	NM	$152	$(1,178)	NM

Total revenues, net of interest expense	$6,841	$5,471	25%	$13,819	$10,813	28%

NM Not meaningful

 2Q13 vs. 2Q12

        Net income increased 63%. Excluding $462 million of CVA/DVA (see table below), net income increased 57%, primarily driven by an increase in revenues and a decline in expenses, partially offset by a higher effective tax rate (see "Income Taxes" below).

        Revenues increased 25%. Excluding CVA/DVA:

  •
  Revenues increased 21%, reflecting higher revenues in fixed income markets, equity markets and investment banking. Overall, Citi's wallet share continued to improve during the current quarter in most products, while maintaining what Citi believes to be a disciplined risk appetite for the market environment.

  •
  Fixed income markets revenues increased 18%, reflecting strength across all major products, including rates and currencies, credit-related and securitized products and commodities. Rates and currencies performance improved due to higher investor flows compared to a weaker prior-year period, particularly in FX and Citi's local markets business. Credit-related and securitized products improved from increased investor demand for yields.

  •
  Equity markets revenues increased 68%, primarily due to improved derivatives performance, particularly in Asia and North America, and higher cash equity volumes as a result of improved market conditions. Cash equity and derivatives client activity also reflected an increased client market share.

  •
  Investment banking revenues increased 21%, reflecting growth in all major products and improved overall investment banking wallet share. Advisory revenues increased 6%, reflecting improved wallet share resulting from announced volumes during the second half of 2012, despite a contraction in the overall M&A market wallet. Equity underwriting revenues increased 58%, primarily driven by improved wallet share and increased market activity and share gains in initial public offering activity. Debt underwriting revenues rose 14%, primarily due to increased leveraged finance activity.

  •
  Lending revenues decreased 26%, driven by lower mark-to-market gains on hedges related to accrual loans (see table below) due to less significant credit spread widening versus the prior-year period. Excluding lending hedges related to accrual loans, core lending revenues decreased 3%, as lower volumes were partially offset by slightly higher spreads. Citi expects demand for corporate loans to remain muted in the current market environment.

  •
  Private Bank revenues increased 9%, driven mainly by growth across regions. Growth across most products, particularly in capital markets and managed investments, was partially offset by lending, which declined slightly on spread compression despite strong volume growth.

        Expenses decreased 2%, primarily due to efficiency savings due to the impact of repositioning, partially offset by higher incentive compensation and volume-based transaction expenses driven by improved performance.

        Provisions declined to a net credit benefit of $79 million, primarily reflecting lower net credit losses and a higher loan loss reserve release reflecting portfolio improvement.

2Q13 YTD vs. 2Q12 YTD

        Year-to-date, S&B has experienced similar trends to those described above. Net income increased 71%. Excluding $152 million of CVA/DVA (see table below), net income increased 33%, primarily driven by the increase in revenues and decline in expenses, partially offset by the higher effective tax rate.

        Revenues increased 28%. Excluding CVA/DVA:

  •
  Revenues increased 14%, reflecting higher revenues in all major products. Overall, Citi's wallet share continued to improve during the period in most products.

  •
  Fixed income markets revenues increased 5%, primarily reflecting strong performance in spread products and commodities. Rates and currencies were lower compared to a strong prior-year period that benefited significantly from long-term refinancing operations (LTRO) activity in EMEA. Credit-related and securitized products improved, particularly in North America, which experienced increased investor demand for higher yields.

  •
  Equity markets revenues increased 20% due to the strong derivatives performance and higher cash equity volumes.

  •
  Investment banking revenues increased 21%, reflecting growth in all major products and improved overall investment banking wallet share. Advisory revenues increased 34%, reflecting improved wallet share resulting from announced volumes during the second half of 2012, despite a contraction in the M&A market wallet. Equity underwriting revenues increased 52%, primarily due to improved wallet share and increased market activity. Debt underwriting revenues rose 9%, primarily due to increased leveraged finance activity.

  •
  Lending revenues increased 26%, driven by the absence of mark-to-market losses on hedges related to accrual loans (see table below). Credit spreads tightened more in the prior-year period. Excluding lending hedges related to accrual loans, core lending revenues decreased 5%, primarily related to lower volumes and loan sale activity, partially offset by higher spreads.

  •
  Private Bank revenues increased 7%, driven mainly by growth across regions. All products showed improved performance, particularly in capital markets and managed investments.

        Expenses decreased 3%, primarily due to efficiency savings due to the impact of repositioning, partially offset by higher incentive compensation and volume-based transaction expenses driven by improved performance.

        Provisions declined $124 million, primarily due to a loan loss reserve release resulting from portfolio improvement, partially offset by higher net credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
S&B CVA/DVA
Fixed Income Markets	$434	$146	$141	$(940)
Equity Markets	28	50	12	(234)
Private Bank	—	2	(1)	(4)

Total S&B CVA/DVA	$462	$198	$152	$(1,178)

S&B Hedges on Accrual Loans gain (loss)(1)	$23	$156	$(1)	$(188)

(1)
Hedges on S&B accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium cost of these hedges is included (netted against) the core lending revenues to reflect the cost of the credit protection.

 TRANSACTION SERVICES

        Transaction Services is composed of Treasury and Trade Solutions and Securities and Fund Services. Treasury and Trade Solutions provides comprehensive cash management and trade finance services for corporations, financial institutions and public sector entities worldwide. Securities and Fund Services provides securities services to investors, such as global asset managers, custody and clearing services to intermediaries, such as broker-dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from net interest revenue on the spread between trade loans or intercompany placements and interest paid to customers on deposits as well as fees for transaction processing and fees on assets under custody and administration.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$1,390	$1,493	(7)%	$2,805	$3,042	(8)%
Non-interest revenue	1,342	1,274	5	2,533	2,430	4

Total revenues, net of interest expense	$2,732	$2,767	(1)%	$5,338	$5,472	(2)%
Total operating expenses	1,442	1,411	2	2,866	2,797	2
Provisions (releases) for credit losses	49	76	(36)	42	107	(61)

Income before taxes and noncontrolling interests	$1,241	$1,280	(3)%	$2,430	$2,568	(5)%
Income taxes	433	391	11	852	782	9

Income from continuing operations	$808	$889	(9)%	$1,578	$1,786	(12)%
Noncontrolling interests	5	5	—	11	9	22

Net income	$803	$884	(9)%	$1,567	$1,777	(12)%

Average assets (in billions of dollars)	$157	$138	14%	$151	$136	11%
Return on average assets	2.05%	2.58%		2.09%	2.63%
Efficiency ratio	53%	51%		54%	51%

Revenues by region
North America	$667	$663	1%	$1,293	$1,302	(1)%
EMEA	921	908	1	1,782	1,781	—
Latin America	467	446	5	914	888	3
Asia	677	750	(10)	1,349	1,501	(10)

Total revenues	$2,732	$2,767	(1)%	$5,338	$5,472	(2)%

Income from continuing operations by region
North America	$161	$122	32%	$290	$248	17%
EMEA	229	317	(28)	452	617	(27)
Latin America	179	181	(1)	343	355	(3)
Asia	239	269	(11)	493	566	(13)

Total income from continuing operations	$808	$889	(9)%	$1,578	$1,786	(12)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$2,732	$2,767	(1)%	$5,338	$5,472	(2)%
Impact of FX translation(1)	—	(21)		—	(62)

Total revenues—ex-FX	$2,732	$2,746	(1)%	$5,338	$5,410	(1)%

Total operating expenses—as reported	$1,442	$1,411	2%	$2,866	$2,797	2%
Impact of FX translation(1)	—	(8)		—	(23)

Total operating expenses—ex-FX	$1,442	$1,403	3%	$2,866	$2,774	3%

Net income—as reported	$803	$884	(9)%	$1,567	$1,777	(12)%
Impact of FX translation(1)	—	(13)		—	(35)

Net income—ex-FX	$803	$871	(8)%	$1,567	$1,742	(10)%

Key indicators (in billions of dollars)
Average deposits and other customer liability balances—as reported	$424	$396	7%
Impact of FX translation(1)	—	(1)

Average deposits and other customer liability balances—ex-FX	$424	$395	7%

EOP assets under custody(2) (in trillions of dollars)	$13.4	$12.2	10%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2013 exchange rates for all periods presented.

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

 2Q13 vs. 2Q12

        Net income decreased 8%, primarily reflecting lower revenues, higher expenses and a higher effective tax rate on international operations (see "Income Taxes" below).

        Revenues decreased 1% as higher deposit balances, trade loans and higher market volumes were more than offset by continued spread compression, particularly in Asia. Volume growth remains challenged in Asia. Treasury and Trade Solutions revenues declined 3%, driven by spread compression globally, partially offset by continued growth in balances as average deposits increased 7% and average trade loans increased 16% (excluding the impact of adding approximately $7 billion of previously unconsolidated assets during the quarter; for additional information, see "Balance Sheet—Loans" below and Note 19 to the Consolidated Financial Statements). Securities and Fund Services revenues increased 6%, as settlement volumes increased 13% and assets under custody increased 10%, partially offset by spread compression related to deposits. Despite the overall underlying volume growth, Citi expects spread compression will continue to negatively impact Transaction Services net interest revenues in the near term.

        Expenses increased 3%, primarily driven by volume-related growth and increased financial transaction taxes in EMEA, which are expected to continue in future periods, mostly offset by efficiency savings and lower legal and related expenses.

        Average deposits and other customer liabilities increased 7%, primarily as a result of client activity in Latin America and EMEA (for additional information on Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below).

2Q13 YTD vs. 2Q12 YTD

        Year-to-date, Transaction Services has experienced similar trends to those described above. Net income decreased 10%, primarily reflecting lower revenues, higher expenses and the higher effective tax rate on international operations.

        Revenues decreased 1% as higher deposit balances, trade loans and higher market volumes were more than offset by continued spread compression. Treasury and Trade Solutions revenues declined 3%, driven by spread compression globally, partially offset by continued growth in balances as average deposits increased 8% and average trade loans increased over 18% (excluding the addition of the previously unconsolidated assets described above). Securities and Fund Services revenues increased 4%, as settlement volumes increased 9% and assets under custody increased 10%, partially offset by spread compression related to deposits.

        Expenses increased 3%, primarily driven by volume-related growth and the financial transaction taxes described above, partially offset by efficiency savings.

        Average deposits and other customer liabilities increased 9%, primarily as a result of the client activity in Latin America and EMEA.

 CORPORATE/OTHER

        Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. As described under "Latin America Regional Consumer Banking" above, as of the second quarter of 2013, Credicard was moved to Corporate/Other and reported as discontinued operations. At June 30, 2013, Corporate/Other had approximately $290 billion of assets, or 15% of Citigroup's total assets, consisting primarily of Citi's liquidity portfolio (approximately $95 billion of cash and cash equivalents and $141 billion of liquid available-for-sale securities, each as of June 30, 2013). For additional information, see "Balance Sheet Review" and "Capital Resources and Liquidity—Funding and Liquidity" below.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars	2013	2012		2013	2012
Net interest revenue	$(137)	$(124)	(10)%	$(283)	$(169)	(67)%
Non-interest revenue	240	(172)	NM	379	344	10

Total revenues, net of interest expense	$103	$(296)	NM	$96	$175	(45)%

Total operating expenses	$525	$597	(12)%	$1,093	$1,392	(21)%
Provisions for loan losses and for benefits and claims	—	—	—	—	—	—

Loss from continuing operations before taxes	$(422)	$(893)	53%	$(997)	$(1,217)	18%
Income taxes (benefits)	(34)	(446)	92	(287)	(439)	35

Loss from continuing operations	$(388)	$(447)	13%	$(710)	$(778)	9%
Loss (gain) from discontinued operations, net of taxes	30	7	NM	(3)	19	NM

Net loss before attribution of noncontrolling interests	$(358)	$(440)	19%	$(713)	$(759)	6%
Noncontrolling interests	6	9	(33)	36	72	(50)

Net loss	$(364)	$(449)	19%	$(749)	$(831)	10%

EOP assets (in billions of dollars)	$290	$285	2%

NM Not meaningful

2Q13 vs. 2Q12

        The net loss decreased 19%, primarily due to an increase in revenues, partially offset by a lower tax benefit.

        Revenues increased $399 million to $103 million, driven by the absence of the impact of minority investments in the prior-year period,(10) partially offset by the impact of hedging activities and lower revenue from both sales of available-for-sale (AFS) securities and investment yields on Citi's treasury portfolio in the current quarter.

        Expenses decreased 12%, largely driven by lower legal and related costs and lower repositioning charges.

2Q13 YTD vs. 2Q12 YTD

        The net loss decreased 10%, primarily due to lower expenses and a lower tax benefit, partially offset by lower revenues.

        Revenues decreased 45%, driven by the impact of hedging activities and lower revenue from both sales of AFS securities and investment yields on Citi's treasury portfolio, partially offset by the absence of the impact of minority investments in the prior-year period.(11)

        Expenses decreased 21%, largely driven by lower legal and related costs.

(10)
In the second quarter of 2012, Citi recorded a net pretax loss of $424 million ($274 million after-tax) related to the sale of a 10.1% stake in Akbank T.A.S.

(11)
In the first six months of 2012, Citi recorded a net pretax gain on minority investments of $53 million ($29 million after-tax), which included pretax gains of $1.1 billion and $542 million on the sales of Citi's remaining stake in Housing Development Finance Corporation Ltd. (HDFC) and its stake in Shanghai Pudong Development Bank (SPDB), respectively, offset by a pretax impairment charge relating to Akbank T.A.S. of $1.2 billion and the net pretax loss of $424 million related to the sale of the 10.1% stake in Akbank T.A.S.

 CITI HOLDINGS

        Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses and consists of Brokerage and Asset Management, Local Consumer Lending and Special Asset Pool.

        As of June 30, 2013, Citi Holdings assets were approximately $131 billion, a decrease of approximately 31% year-over-year and 12% from March 31, 2013. The decline in assets of $18 billion from March 31, 2013 was composed of approximately $8 billion related to the sale of Citi's remaining interest in the MSSB joint venture, $4 billion of loan and other asset sales and $6 billion of run-off, pay-downs and charge-offs. As of June 30, 2013, Citi Holdings represented approximately 7% of Citi's GAAP assets, 12% of Citi's risk-weighted assets (as defined under current regulatory guidelines), and 21% of its estimated risk-weighted assets under Basel III.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$784	$595	32%	$1,537	$1,304	18%
Non-interest revenue	308	343	(10)	456	516	(12)

Total revenues, net of interest expense	$1,092	$938	16%	$1,993	$1,820	10%

Provisions for credit losses and for benefits and claims
Net credit losses	$770	$1,329	(42)%	$1,700	$3,063	(44)%
Credit reserve build (release)	(480)	(250)	(92)	(827)	(800)	(3)

Provision for loan losses	$290	$1,079	(73)%	$873	$2,263	(61)%
Provision for benefits and claims	154	165	(7)	322	336	(4)
Provision (release) for unfunded lending commitments	7	(19)	NM	3	(45)	NM

Total provisions for credit losses and for benefits and claims	$451	$1,225	(63)%	$1,198	$2,554	(53)%

Total operating expenses	$1,547	$1,235	25%	$3,049	$2,452	24%

Loss from continuing operations before taxes	$(906)	$(1,522)	40%	$(2,254)	$(3,186)	29%
Benefits for income taxes	(337)	(613)	45	(896)	(1,260)	29

(Loss) from continuing operations	$(569)	$(909)	37%	$(1,358)	$(1,926)	29%
Noncontrolling interests	1	1	—	6	3	100

Citi Holdings net loss	$(570)	$(910)	37%	$(1,364)	$(1,929)	29%

Balance sheet data (in billions of dollars)
Average assets	$144	$202	(29)%	$149	$213	(30)%
Total EOP assets	131	191	(31)
Total EOP loans	100	128	(22)
Total EOP deposits	65	63	3%

NM Not meaningful

 BROKERAGE AND ASSET MANAGEMENT

        Brokerage and Asset Management (BAM) currently consists primarily of retail alternative investments. On June 28, 2013, Citi completed the sale of its remaining 35% interest in the MSSB joint venture, which included approximately $8 billion of assets. See "Capital Resources and Liquidity—Funding and Liquidity—Deposits" for a discussion of the deposits associated with the MSSB joint venture as well as Note 12 to the Consolidated Financial Statements. At June 30, 2013, BAM had approximately $1 billion of assets, or less than 1% of Citi Holdings assets.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$(87)	$(122)	29%	$(171)	$(253)	32%
Non-interest revenue	67	209	(68)	134	292	(54)

Total revenues, net of interest expense	$(20)	$87	NM	$(37)	$39	NM

Total operating expenses	$63	$126	(50)%	$168	$283	(41)%

Net credit losses	$—	$—	—%	$—	$—	—%
Credit reserve build (release)	—	—	—	—	(1)	100
Provisions for loan losses	—	—	—	—	(1)	100

Loss from continuing operations before taxes	$(83)	$(39)	NM	$(205)	$(243)	16%
Income tax benefits	(30)	(15)	(100)%	(73)	(82)	11

Loss from continuing operations	$(53)	$(24)	NM	$(132)	$(161)	18%
Noncontrolling interests	1	1	—	6	2	NM

Net loss	$(54)	$(25)	NM	$(138)	$(163)	15%

EOP assets (in billions of dollars)	$1	$22	(95)%
EOP deposits (in billions of dollars)	57	55	4

NM Not meaningful

2Q13 vs. 2Q12

        The net loss in BAM increased by $29 million to $54 million, primarily due to a decrease in revenues, partially offset by lower expenses.

        Revenues decreased $107 million to $(20) million, driven by lower ongoing MSSB equity-related revenues and lower transition services revenues, partially offset by lower funding costs due to a 95% decline in year-over-year assets from $22 billion to $1 billion.

        Expenses decreased 50%, driven by lower costs related to transition services provided to the MSSB joint venture and lower expense related to retail alternative investments.

2Q13 YTD vs. 2Q12 YTD

        The net loss in BAM decreased by $25 million to $138 million, primarily due to lower operating expenses, partially offset by lower revenues.

        Revenues decreased $76 million to $(37) million, driven by lower ongoing transition services and equity revenues associated with the MSSB joint venture, partially offset by lower funding costs.

        Expenses decreased 41%, driven by lower costs related to transition services provided to the MSSB joint venture and lower legal and related costs and lower expenses related to retail alternative investments.

 LOCAL CONSUMER LENDING

        Local Consumer Lending (LCL) includes a substantial portion of Citigroup's North America mortgage business (see "North America Consumer Mortgage Lending" below), CitiFinancial North America (consisting of the OneMain and CitiFinancial Servicing businesses), remaining student loans and credit card portfolios, and other local consumer finance businesses globally (including Western European cards and retail banking and Japan Consumer Finance). At June 30, 2013, LCL consisted of approximately $115 billion of assets (with approximately $108 billion in North America), or approximately 88% of Citi Holdings assets, and thus represents the largest segment within Citi Holdings. The North America assets primarily consisted of residential mortgages (residential first mortgages and home equity loans), which were approximately $80 billion as of June 30, 2013.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$869	$782	11%	$1,709	$1,711	—
Non-interest revenue	186	150	24	402	545	(26)%

Total revenues, net of interest expense	$1,055	$932	13%	$2,111	$2,256	(6)%

Total operating expenses	$806	$1,043	(23)%	$1,631	$2,040	(20)%

Net credit losses	$775	$1,289	(40)%	$1,695	$3,041	(44)%
Credit reserve build (release)	(475)	(186)	NM	(800)	(706)	(13)
Provision for benefits and claims	154	165	(7)	322	336	(4)

Provisions for credit losses and for benefits and claims	$454	$1,268	(64)%	$1,217	$2,671	(54)%

Loss from continuing operations before taxes	$(205)	$(1,379)	85%	$(737)	$(2,455)	70%
Benefits for income taxes	(71)	(560)	87	(310)	(1,003)	69

Loss from continuing operations	$(134)	$(819)	84%	$(427)	$(1,452)	71%
Noncontrolling interests	—	—	—	—	1	(100)

Net loss	$(134)	$(819)	84%	$(427)	$(1,453)	71%

Balance sheet data (in billions of dollars)
Average assets	$118	$143	(17)%	$121	$150	(19)%
EOP assets	115	137	(16)
Net credit losses as a percentage of average loans	2.98%	4.09%		3.18%	4.71%

2Q13 vs. 2Q12

        The net loss decreased by 84%, driven mainly by the improved credit environment primarily in North America mortgages, increased revenues and lower operating expenses.

        Revenues increased 13%, with an increase in both net interest and non-interest revenues. The increase in net interest revenue was driven by lower funding costs. The increase in non-interest revenue was driven by asset sales and higher mortgage servicing revenues, partially offset by a higher residential mortgage repurchase reserve build. The repurchase reserve build in the current quarter was $245 million, compared to $148 million in the prior-year period (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties" below).

        Expenses decreased 23%, driven by lower volumes and divestitures as well as lower legal and related costs, which declined 73% due to the absence of reserves related to payment protection insurance (PPI) taken in the prior-year period (see "Payment Protection Insurance" below).

        Provisions decreased 64%, driven primarily by improved credit in North America mortgages, lower volumes and divestitures. Net credit losses decreased by 40%, driven by improved credit performance. Net credit losses in the current quarter included $30 million related to the national mortgage and independent foreclosure review settlements. Net credit losses in LCL will likely continue to be impacted as Citi completes its mortgage assistance obligations under the independent foreclosure review settlement, which is currently estimated to result in approximately $30 million of quarterly net credit losses during the remainder of 2013 (see "Managing Global Risk—Credit Risk—National Mortgage Settlement/Independent Foreclosure Review Settlement" below for additional information).

        Net credit losses in LCL declined 40%, with net credit losses in North America mortgages decreasing by 37%, other portfolios in North America by 35% and international by 67%. These declines were driven by lower overall asset levels, the sale of current and delinquent loans as well as underlying credit improvements. Loan loss reserve releases increased $289 million to $475 million, primarily due to a loan loss reserve release of approximately $525 million related to the North America mortgage portfolio.

        Average assets declined 17%, driven by asset sales and portfolio run-off, including declines of $16 billion in North America mortgage loans and $5 billion in international assets.

2Q13 YTD vs. 2Q12 YTD

        Year-to-date, LCL has experienced similar trends to those described above. The net loss decreased by 71%, driven mainly by the improved credit environment primarily in North America mortgages and lower operating expenses.

        Revenues decreased 6%, driven by a decrease in non-interest revenues. Net interest revenue was unchanged from the prior-year period. Non-interest revenue declined due to higher residential mortgage repurchase reserve builds and lower loan balances due to continued asset sales, divestitures and run off, partially offset by improvements in asset sales and higher mortgage servicing revenues. The repurchase reserve build in the current period was $470 million, compared to $332 million in the prior-year period (see "Managing Global Risk—Credit

Risk—Citigroup Residential Mortgages—Representations and Warranties" below).

        Expenses decreased 20%, driven by lower volumes and divestitures as well as lower legal and related costs, which declined 57% due to the absence of reserves related to PPI taken in the prior-year period and lower independent foreclosure review charges as a result of the previously announced independent foreclosure review settlement.

        Provisions decreased 54%, driven primarily by the improved credit in North America mortgages, lower volumes and divestitures. Net credit losses decreased by 44%, driven by improved credit performance as well as the absence of $413 million of incremental charge-offs in the first half of 2012 related to the national mortgage settlement. Net credit losses in the current period included $106 million related to the national mortgage and independent foreclosure review settlements. Loan loss reserve releases increased 13%, due to the improved credit environment, primarily in North America mortgages.

        Average assets decreased 19%, driven by asset sales and portfolio run-off, including declines of $16 billion in North America mortgage loans and $6 billion in international assets.

Payment Protection Insurance

        Over the past several years Citi, along with other financial institutions in the UK, has been subject to an increased number of claims relating to the sale of payment protection insurance products (PPI). For additional information, see "Citi Holdings—Local Consumer Lending—Payment Protection Insurance" in Citi's 2012 Annual Report on Form 10-K.

        As previously disclosed, during the second quarter of 2013, Citi moved into the full execution phase of its customer contact exercise to contact proactively any customers who may have been mis-sold PPI after January 2005 and invite them to have their individual sale reviewed (Customer Contact Exercise). In addition, Citi completed its re-evaluation of PPI customer complaints that were reviewed and rejected prior to December 2010 (the Customer Re-evaluation Exercise). The number of customer complaints regarding the sale of PPI remained elevated during the second quarter of 2013, primarily as a result of the Customer Contact Exercise and PPI complaints received directly from customers.

        During the second quarter of 2013, Citi did not increase its PPI reserves and paid PPI claims totaling $55 million, all of which were charged against its reserves. At June 30, 2013, Citi's PPI reserve was $252 million.

 SPECIAL ASSET POOL

        The Special Asset Pool (SAP) consists of a portfolio of securities, loans and other assets that Citigroup intends to continue to reduce over time through asset sales and portfolio run-off. SAP had approximately $15 billion of assets as of June 30, 2013, which constituted approximately 11% of Citi Holdings assets.

	Second Quarter			Six Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$2	$(65)	NM	$(1)	$(154)	99%
Non-interest revenue	55	(16)	NM	(80)	(321)	75

Total revenues, net of interest expense	$57	$(81)	NM	$(81)	$(475)	83%

Total operating expenses	$678	$66	NM	$1,250	$129	NM

Net credit losses	$(5)	$40	NM	$5	$22	(77)%
Credit reserve builds (releases)	(5)	(64)	92%	(27)	(93)	71
Provision (releases) for unfunded lending commitments	7	(19)	NM	3	(45)	NM

Provisions for credit losses	$(3)	$(43)	93%	$(19)	$(116)	84%

Loss from continuing operations before taxes	$(618)	$(104)	NM	$(1,312)	$(488)	NM
Income taxes (benefits)	(236)	(38)	NM	(513)	(175)	NM

Loss from continuing operations	$(382)	$(66)	NM	$(799)	$(313)	NM
Noncontrolling interests	—	—	—	—	—	—

Net loss	$(382)	$(66)	NM	$(799)	$(313)	NM

EOP assets (in billions of dollars)	$15	$32	(53)%

NM Not meaningful

2Q13 vs. 2Q12

        The net loss increased by $316 million, mainly driven by higher legal and related expenses, partially offset by increased revenues.

        Revenues increased $138 million. CVA/DVA was $15 million, compared to $21 million in the prior-year period. Excluding the impact of CVA/DVA, revenues in SAP were $42 million, compared to $(102) million in the prior-year period. The improvement in revenues was primarily driven by an improvement in non-interest revenue, primarily due to lower asset marks, as well as net interest revenues, primarily due to lower funding costs.

        Expenses increased $612 million, primarily driven by higher legal and related costs.

        Provisions were a benefit of $3 million, which represented a 93% decline from the prior-year period, due to a decrease in loan loss reserves releases and an increase in the provision for unfunded lending commitments, partially offset by a decrease in net credit losses (a net credit benefit of $5 million in the current quarter compared to net credit losses of $40 million in the prior-year period).

        Assets declined 53% to $15 billion, primarily driven by sales, amortization and prepayments. Asset sales of $2.4 billion in the current quarter generated a pretax loss of $13 million, compared to asset sales of $2.8 billion and a pretax gain of $76 million in the prior-year period.

2Q13 YTD vs. 2Q12 YTD

        The net loss increased by $486 million, mainly driven by higher legal and related expenses, partially offset by increased revenues.

        Revenues improved 83% to $(81) million. CVA/DVA was $6 million, compared to $109 million in the prior-year period. Excluding the impact of CVA/DVA, revenues in SAP were $(87) million, compared to $(584) million in the prior-year period. The improvement in non-interest revenue and net interest revenues were driven by the factors described above.

        Expenses increased $1.1 billion, primarily driven by higher legal and related costs.

        Provisions were a benefit of $19 million, which represented an 84% decline from the prior-year period, due to the decrease in loan loss reserve releases and an increase in the provision for unfunded lending commitments, partially offset by the decrease in net credit losses.

        Assets declined 53% to $15 billion, primarily driven by sales, amortization and prepayments.

 BALANCE SHEET REVIEW

        The following sets forth a general discussion of the changes in certain of the more significant line items of Citi's Consolidated Balance Sheet. For additional information on Citigroup's liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see "Capital Resources and Liquidity—Funding and Liquidity" below.

In billions of dollars	June 30, 2013	March 31, 2013	December 31, 2012	2Q13 vs. 1Q13 Increase (decrease)	% Change	2Q13 vs. 4Q12 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$189	$174	$139	$15	9%	$50	36%
Federal funds sold and securities borrowed or purchased under agreements to resell	263	270	261	(7)	(3)	2	1
Trading account assets	307	308	321	(1)	—	(14)	(4)
Investments	300	305	312	(5)	(2)	(12)	(4)
Loans, net of unearned income and allowance for loan losses	622	623	630	(1)	—	(8)	(1)
Other assets	203	202	202	1	—	1	—

Total assets	$1,884	$1,882	$1,865	$2	—%	$19	1%

Liabilities
Deposits	$938	$934	$931	$4	—%	$7	1%
Federal funds purchased and securities loaned or sold under agreements to repurchase	218	222	211	(4)	(2)	7	3
Trading account liabilities	123	120	116	3	3	7	6
Short-term borrowings	59	48	52	11	23	7	13
Long-term debt	221	234	239	(13)	(6)	(18)	(8)
Other liabilities	127	129	125	(2)	(2)	2	2

Total liabilities	$1,686	$1,687	$1,674	$(1)	—%	$12	1%
Total equity	198	195	191	3	2	7	4

Total liabilities and equity	$1,884	$1,882	$1,865	$2	—%	$19	1%

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

        During the second quarter of 2013, cash and deposits with banks increased $15 billion, or 9%, driven by a $15 billion, or 10%, increase in deposits with banks while due from banks remained relatively unchanged. The growth in cash balances was driven by the continued reduction of Citi Holdings assets, particularly due to the cash proceeds received from the completion of the sale of Citi's remaining 35% interest in the MSSB joint venture, additional short-term borrowings, higher deposits in Transactions Services and other Citi Holdings asset sales and runoff, partially offset by trade lending growth and long-term debt maturities and repurchases. This increase in cash balances was driven in part to prepare for the third quarter of 2013 deposit transfer to Morgan Stanley. For additional information on this transfer and Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)

        Federal funds sold consist of unsecured advances to third parties of excess balances in reserve accounts held at the Federal Reserve Bank. During the second quarter of 2013, Citi's federal funds sold were not significant.

        Reverse repos and securities borrowed decreased by $7 billion, or 3%, in the second quarter of 2013, primarily due to a reduction in trading activity in Securities and Banking, including client and market-driven changes in prime finance as well as in fixed income finance.

        For further information regarding these balance sheet categories, see Note 10 to the Consolidated Financial Statements.

Trading Account Assets

        Trading account assets includes debt and marketable equity securities, derivatives in a net receivable position, residual interests in securitizations and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value, such as certain loans and purchase guarantees, are also included in trading account assets.

        Trading account assets were relatively unchanged quarter-over-quarter, as decreases in foreign government securities ($3 billion, or 4%), equity securities ($2 billion, or 3%) and corporate debt securities ($2 billion, or 6%) were offset by a $4 billion, or 22%, increase in U.S. Treasury and federal agency securities and a $1 billion, or 3%, increase in derivative assets. Average trading account assets were $263 billion in the second quarter of 2013, compared to $265 billion in the first quarter of 2013. The changes in the asset levels reflected normal trading fluctuations in line with market movements during the quarter.

        For further information on Citi's trading account assets, see Note 11 to the Consolidated Financial Statements.

Investments

        Investments consist of debt and equity securities that are available-for-sale, debt securities that are held-to-maturity, non-marketable equity securities that are carried at fair value and non-marketable equity securities carried at cost. Debt securities include bonds, notes and redeemable preferred stock, as well as certain mortgage-backed and asset-backed securities and other structured notes. Marketable and non-marketable equity securities carried at fair value include common and nonredeemable preferred stock. Nonmarketable equity securities carried at cost primarily include equity shares issued by the Federal Reserve Bank and the Federal Home Loan Banks (FHLB) that Citigroup is required to hold.

        During the second quarter of 2013, investments decreased $5 billion, or 2%, primarily due to a $4 billion, or 1%, decline in AFS securities, predominantly U.S. Treasury securities driven by Citi Treasury liquidity and spread management activities.

        For further information regarding investments, see Note 12 to the Consolidated Financial Statements.

Loans

        Loans represent the largest asset category of Citi's balance sheet. Citi's total loans, net of unearned income, were $644 billion at June 30, 2013, compared to $646 billion at March 31, 2013 and $655 billion at June 30, 2012. The impact of FX translation was a negative $8 billion year-over-year and a negative $7 billion quarter-over-quarter. In addition, approximately $3 billion of loans were moved to Discontinued operations during the second quarter of 2013 as a result of the agreement to sell Citi's Brazil Credicard business (see Note 2 to the Consolidated Financial Statements).

        Excluding the impact of FX translation and the Credicard loans,(12) loans decreased 1% from the prior-year period and increased 1% quarter-over-quarter. At the end of the second quarter of 2013, Consumer and Corporate loans represented 60% and 40%, respectively, of Citi's total loans.

        The decline in loans from the prior-year period reflected a 21% decline in Citi Holdings loans, due to continued run-off and asset sales, partially offset by 4% growth in Citicorp. Within Citicorp, Consumer loans grew 2% from the prior-year period, as growth in all international regions, led by Latin America, was offset by continued customer deleveraging in North America. Corporate loans grew 8% from the prior-year period, with growth across almost all regions and segments, particularly in international trade loans.

        Quarter-over-quarter, Citi Holdings loans declined 7% and Citicorp loans increased 2%. Citicorp Corporate loans increased 5% while Citicorp Consumer loans remained relatively unchanged. The Corporate loan growth was driven by North America Transaction Services, and was due to the addition of approximately $7 billion of previously unconsolidated assets during the current quarter, which consisted of trade loans (see Note 19 to the Consolidated Financial Statements). Excluding the impact of the consolidation, Corporate loans grew 2% sequentially, driven by increased trade loans overseas within Transaction Services. Consumer loans remained relatively unchanged.

        During the second quarter of 2013, average loans of $642 billion yielded an average rate of 7.1%, compared to $643 billion and 7.2%, respectively, in the first quarter of 2013.

        For further information on Citi's loan portfolios, see generally "Managing Global Risk—Credit Risk" below and Note 13 to the Consolidated Financial Statements.

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

        During the second quarter of 2013, other assets remained relatively unchanged at $203 billion as an $8 billion increase in brokerage receivables was offset by the reduction in other assets due to the sale of Citi's remaining 35% investment in the MSSB joint venture.

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

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)

        Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks from third parties. During the second quarter of 2013, Citi's federal funds purchased were not significant.

        Repos and securities lent decreased by $4 billion, or 2%, in the second quarter of 2013, primarily due to the reduction in client and market-driven trading activity in reverse repos and securities borrowing transactions, as discussed above. For further information on Citi's secured financing transactions, including repos and securities lending transactions, see "Capital Resources and Liquidity—Funding and Liquidity" below. See also Note 10 to the Consolidated Financial Statements for additional information on these balance sheet categories.

(12)
Throughout this section, the discussion of loans excludes the impact of FX translation and reflects the movement of the Credicard loans to Discontinued operations during the second quarter of 2013.

 Trading Account Liabilities

        Trading account liabilities includes securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value.

        During the second quarter of 2013, trading account liabilities increased by $3 billion, or 3%, substantially all of which was due to an increase in short equity positions, which was aligned with the corresponding increase in securities borrowing transactions discussed above. Average trading account liabilities were $82 billion, compared to $72 billion in the first quarter of 2013, primarily due to higher average Institutional Clients Group volumes in the beginning of the current quarter.

        For further information on Citi's trading account liabilities, see Note 11 to the Consolidated Financial Statements.

Debt

        Debt is composed of both short-term and long-term borrowings. Short-term borrowings include commercial paper and borrowings from unaffiliated banks and other market participants, including the FHLB. Long-term borrowings include senior notes, subordinated notes, trust preferred securities and securitizations. For further information on Citi's long-term and short-term debt borrowings, see "Capital Resources and Liquidity—Funding and Liquidity" below and Note 16 to the Consolidated Financial Statements.

Other Liabilities

        Other liabilities consists of brokerage payables and other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, repositioning, unfunded lending commitments, and other matters).

        During the second quarter of 2013, other liabilities decreased $2 billion, or 2%, driven by normal business fluctuations.

 SEGMENT BALANCE SHEET AT JUNE 30, 2013(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other, Discontinued Operations and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders' Equity(3)		Total Citigroup Consolidated
Assets
Cash and deposits with banks	$18,827	$73,389	$95,424	$187,640	$1,533		$—	$189,173
Federal funds sold and securities borrowed or purchased under agreements to resell	5,727	256,509	—	262,236	969		—	263,205
Trading account assets	8,923	292,635	244	301,802	4,768		—	306,570
Investments	33,262	104,106	147,778	285,146	15,194		—	300,340
Loans, net of unearned income and allowance for loan losses	272,816	257,336	—	530,152	92,009		—	622,161
Other assets	55,042	84,037	46,625	185,704	16,835		—	202,539

Total assets	$394,597	$1,068,012	$290,071	$1,752,680	$131,308		—	$1,883,988

Liabilities and equity
Total deposits	$326,564	$531,931	$15,241	$873,736	$64,691		$—	$938,427
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,374	210,877	—	218,251	1		—	218,252
Trading account liabilities	67	121,645	140	121,852	1,170		—	123,022
Short-term borrowings	256	47,108	11,217	58,581	226		—	58,807
Long-term debt	2,164	39,573	$10,131	51,868	6,550		162,541	220,959
Other liabilities	19,611	79,030	15,912	$114,553	12,142		—	126,695
Net inter-segment funding (lending)	38,561	37,848	235,530	311,939	46,528		(358,467)	—

Total liabilities	$394,597	$1,068,012	$288,171	$1,750,780	$131,308		$(195,926)	$1,686,162
Total equity	—	—	1,900	1,900	—		195,926	197,826

Total liabilities and equity	$394,597	$1,068,012	$290,071	$1,752,680	$131,308	$	_—	$1,883,988

(1)
The supplemental information presented in the table above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of June 30, 2013. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

(2)
Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within the Corporate/Other segment.

(3)
The total stockholders' equity and the majority of long-term debt of Citigroup resides in the Citigroup parent company Consolidated Balance Sheet. Citigroup allocates stockholders' equity and long-term debt to its businesses through inter-segment allocations as described above.

 CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is used principally to support assets in Citi's businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During the first six months of 2013, Citi issued $1.8 billion of noncumulative perpetual preferred stock, resulting in a total of approximately $4.3 billion outstanding as of June 30, 2013.

        Citi has also previously augmented its regulatory capital through the issuance of trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under the final U.S. Basel III rules (Final Basel III Rules) (see "Regulatory Capital Standards Developments" below). Accordingly, Citi continues to redeem certain of its trust preferred securities in contemplation of such future phase out (see "Funding and Liquidity—Long-Term Debt" below).

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

Current Regulatory Capital Guidelines

Citigroup Capital Resources Under Current Regulatory Guidelines

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

        Citigroup's risk-weighted assets are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on balance sheet assets and the credit equivalent amount of certain off-balance-sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor or, if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital.

        Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. In addition, the Federal Reserve Board currently expects bank holding companies to maintain a minimum Leverage ratio of 3% or 4%, depending on factors specified in its regulations. The following table sets forth Citigroup's regulatory capital ratios as of June 30, 2013 and December 31, 2012:

	Jun. 30, 2013(1)	Dec. 31, 2012(2)
Tier 1 Common	12.16%	12.67%
Tier 1 Capital	13.24	14.06
Total Capital (Tier 1 Capital + Tier 2 Capital)	16.18	17.26
Leverage	7.86	7.48

(1)
Tier 1 Common, Tier 1 Capital, and Total Capital ratios are calculated based on Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(2)
Tier 1 Common, Tier 1 Capital, and Total Capital ratios are calculated based on Basel I credit risk and market risk capital rules.

        As indicated in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of June 30, 2013 and December 31, 2012.

Components of Citigroup Capital Under Current Regulatory Guidelines

In millions of dollars	June 30, 2013	December 31, 2012
Tier 1 Common Capital
Citigroup common stockholders' equity(1)	$191,672	$186,487
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities available-for-sale, net of tax(2)(3)	(1,290)	597
Less: Accumulated net unrealized losses on cash flow hedges, net of tax	(1,671)	(2,293)
Less: Pension liability adjustment, net of tax(4)	(4,615)	(5,270)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax(5)	11	18
Less: Disallowed deferred tax assets(6)	40,054	41,800
Less: Intangible assets:
Goodwill, net of related deferred tax liability (DTL)	23,360	24,170
Other disallowed intangible assets, net of related DTL	3,559	3,868
Other	(440)	(502)

Total Tier 1 Common Capital	$131,824	$123,095

Tier 1 Capital
Qualifying perpetual preferred stock(1)	$4,254	$2,562
Qualifying trust preferred securities	6,562	9,983
Qualifying noncontrolling interests	862	892

Total Tier 1 Capital	$143,502	$136,532

Tier 2 Capital
Allowance for credit losses(7)	$13,676	$12,330
Qualifying subordinated debt(8)	18,167	18,689
Net unrealized pretax gains on available-for-sale equity securities(2)	34	135

Total Tier 2 Capital	$31,877	$31,154

Total Capital (Tier 1 Capital + Tier 2 Capital)	$175,379	$167,686

Citigroup Risk-Weighted Assets

In millions of dollars	June 30, 2013	December 31, 2012(10)
Credit Risk-Weighted Assets(9)	$939,472	$929,722
Market Risk-Weighted Assets	144,600	41,531

Total Risk-Weighted Assets	$1,084,072	$971,253

(1)
Issuance costs related to preferred stock outstanding at June 30, 2013 are excluded from common stockholders' equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)
Tier 1 Capital excludes net unrealized gains (losses) on AFS debt securities and net unrealized gains on AFS equity securities with readily determinable fair values, in accordance with risk-based capital guidelines. In arriving at Tier 1 Capital, banking organizations are required to deduct net unrealized losses on AFS equity securities with readily determinable fair values, net of tax. Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on AFS equity securities with readily determinable fair values.

(3)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities which were previously transferred from AFS to HTM, and non-credit-related factors such as changes in interest rates and liquidity spreads for HTM securities with other than temporary impairment.

(4)
The Federal Reserve Board granted interim capital relief for the impact of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).

(5)
The impact of changes in Citigroup's own creditworthiness in valuing liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with risk-based capital guidelines.

(6)
Of Citi's approximately $54 billion of net deferred tax assets at June 30, 2013, approximately $11 billion of such assets were not deducted in calculating regulatory capital pursuant to current risk-based capital guidelines, while approximately $40 billion of such assets exceeded the limitation imposed by these guidelines and were deducted in arriving at Tier 1 Capital. Citi's approximately $3 billion of other net deferred tax assets primarily represented deferred tax assets related to the regulatory capital adjustments for the pension liability, unrealized gains (losses) on AFS securities and cash flow hedges, offset by deferred tax liabilities related to the adjustments for goodwill and certain other intangible assets, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(7)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(8)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(9)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of approximately $66 billion for interest rate, commodity, equity, foreign exchange, and credit derivative contracts as of June 30, 2013, compared with approximately $62 billion as of December 31, 2012. Credit risk-weighted assets also include those deriving from certain other off-balance-sheet exposures, such as financial guarantees, unfunded lending commitments and letters of credit, and reflect deductions such as for certain intangible assets and any excess allowance for credit losses.

(10)
Risk-weighted assets as computed under Basel I credit risk and market risk capital rules. Total risk-weighted assets at December 31, 2012, including estimated market risk-weighted assets of approximately $169.3 billion assuming application of Basel II.5, would have been approximately $1.11 trillion.

Capital Resources of Citigroup's Subsidiary U.S. Depository Institutions Under Current Regulatory Guidelines

        Citigroup's subsidiary U.S. depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board. The following table sets forth the capital tiers and capital ratios under current regulatory guidelines for Citibank, N.A., Citi's primary subsidiary U.S. depository institution, as of June 30, 2013 and December 31, 2012.

In billions of dollars, except ratios	Jun. 30, 2013	Dec. 31, 2012(1)
Tier 1 Common Capital	$119.4	$116.6
Tier 1 Capital	120.1	117.4
Total Capital (Tier 1 Capital + Tier 2 Capital)	139.0	135.5

Tier 1 Common ratio	13.26%	14.12%
Tier 1 Capital ratio	13.34	14.21
Total Capital ratio	15.45	16.41
Leverage ratio	9.44	8.97

(1)
Risk-weighted assets as computed under Basel I credit risk and market risk capital rules.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Guidelines

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), as of June 30, 2013. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	0.9 bps	1.1 bps	0.9 bps	1.2 bps	0.9 bps	1.5 bps	0.5 bps	0.4 bps

Citibank, N.A.	1.1 bps	1.5 bps	1.1 bps	1.5 bps	1.1 bps	1.7 bps	0.8 bps	0.7 bps

Citigroup Broker-Dealer Subsidiaries

        At June 30, 2013, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC's net capital rule, of $5.1 billion, which exceeded the minimum requirement by $4.3 billion.

        In addition, certain of Citi's other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's other broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2013.

Basel III

Tier 1 Common Ratio

        At June 30, 2013, Citi's estimated Basel III Tier 1 Common ratio was 10.0%, compared to an estimated 9.3% at March 31, 2013 (each based on total "advanced approaches" risk-weighted assets, and including Basel II.5).(13) The increase in Citi's estimated Basel III Tier 1 Common ratio quarter-over-quarter was primarily due to quarterly net income and other improvements to Tier 1 Common Capital, the most significant of which was attributable to the sale of Citi's remaining 35% interest in the MSSB joint venture, as well as the further utilization of DTAs (see "Income Taxes" below) and continued lower overall risk-weighted assets. These increases were partially offset by reductions in Citi's Accumulated other comprehensive income (AOCI), primarily due to the rising interest rate environment during the current quarter and the resulting impact on the unrealized gains (losses) in Citi's available-for-sale investment securities. For additional information on the impacts of changes in AOCI on Citi's Basel III Tier 1 Common ratio, see "Market Risk" below.

        The table below sets forth the components of Citi's Basel III Tier 1 Common Capital and risk-weighted assets as of June 30, 2013 and December 31, 2012.

Components of Citigroup Tier 1 Common Capital and Risk-Weighted Assets Under Basel III

In millions of dollars	June 30, 2013	December 31, 2012
Tier 1 Common Capital(1)
Citigroup common stockholders' equity(2)	$191,672	$186,487
Add: Qualifying noncontrolling interests	161	171
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax	(1,671)	(2,293)
Less: Cumulative change in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax	524	587
Less: Intangible assets:
Goodwill, net of related deferred tax liability (DTL)(3)	24,553	25,488
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTL	5,057	5,632
Less: Defined benefit pension plan net assets	876	732
Less: Deferred tax assets (DTAs) arising from tax credit and net operating loss carryforwards	27,900	28,800
Less: Excess over 10%/15% limitations for other DTAs, certain common equity investments, and MSRs(4)	17,447	22,316

Total Tier 1 Common Capital	$117,147	$105,396

Total Risk-Weighted Assets(5)	$1,167,597	$1,206,153

(1)
Calculated based on the Basel III NPR.

(2)
Issuance costs related to preferred stock outstanding at June 30, 2013 are excluded from common stockholders' equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(3)
Includes goodwill "embedded" in the valuation of significant common stock investments in unconsolidated financial institutions.

(4)
Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

(5)
Calculated based on the Basel III NPR "advanced approaches" for determining risk-weighted assets, and including Basel II.5.

Supplementary Leverage Ratio

        Citigroup's estimated Basel III Supplementary Leverage ratio was 4.9% for the second quarter of 2013.(13) The ratio represents the average for the quarter of the three monthly ratios of Tier 1 Capital to total leverage exposure (i.e., the sum of the ratios calculated for April, May and June, divided by three). Total leverage exposure is the sum of: (i) the carrying value of all on-balance sheet assets less applicable Tier 1 Capital deductions; (ii) the potential future exposure on derivative contracts; (iii) 10% of the notional amount of unconditionally cancellable commitments; and (iv) the full notional amount of certain other off-balance sheet exposures (e.g., other commitments and contingencies).

(13)
Citigroup's estimated Basel III Tier 1 Common ratio and estimated Basel III Supplementary Leverage ratio as of June 30, 2013 are based on the U.S. banking agencies proposed Basel III rules (Basel III NPR). In July 2013, the U.S. banking agencies adopted the Final Basel III Rules. Citi continues to review these and other recent developments relating to the future capital requirements of financial institutions such as Citi (see "Regulatory Capital Standards Developments" below). As a result, Citi's Basel III estimates are based on its current understanding, expectations and interpretation of the Basel III NPR and are necessarily subject to, among other matters, Citi's review and implementation of the Final Basel III Rules, anticipated compliance with all required enhancements to model calibration and other refinements with respect to the Basel III Tier 1 Common ratio, and further regulatory implementation guidance in the U.S. Citi's estimated Basel III Tier 1 Common ratio and estimated Basel III Supplementary Leverage ratio and certain related components are non-GAAP financial measures. Citigroup believes these ratios and their components provide useful information to investors and others by measuring Citigroup's progress against expected future regulatory capital standards.

 Regulatory Capital Standards Developments

Basel II.5

        In June 2012, the U.S. banking agencies released final (revised) market risk capital rules (Basel II.5), which became effective on January 1, 2013. Subsequently, in July 2013, the U.S. banking agencies issued a notice of proposed rulemaking that would amend Basel II.5 by conforming such rules to certain elements of the Final Basel III Rules, as well as incorporating additional clarifications. Citi does not expect that these changes to Basel II.5, if adopted as proposed, would have a material impact on the measurement of market risk capital.

Basel III

        In July 2013, the U.S. banking agencies released the Final Basel III Rules which comprehensively revise the regulatory capital framework for substantially all U.S. banking organizations, and implement many aspects of the Basel Committee on Banking Supervision's (BCBS) Basel III rules as well as incorporate relevant provisions of the Dodd-Frank Act. The Final Basel III Rules are largely consistent with the Basel III NPR (including the Standardized Approach NPR and the Advanced Approaches NPR) issued in June 2012, as applicable to "Advanced Approaches" banking organizations (generally those with consolidated total assets of at least $250 billion or consolidated total on balance sheet foreign exposures of at least $10 billion), which includes Citi and Citibank, N.A. Advanced Approaches banking organizations are required to adopt the Final Basel III Rules effective January 1, 2014, with the exception of the "Standardized Approach" for deriving risk-weighted assets which becomes effective January 1, 2015. For additional information regarding the Basel III NPR, see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards—Basel III" in Citi's 2012 Annual Report on Form 10-K.

        Among the more significant of the revisions under the Final Basel III rules relative to Advanced Approaches banking organizations are the treatment of non-qualifying Tier 1 and Tier 2 Capital instruments and expansion of the capital floor provision of the "Collins Amendment" of the Dodd-Frank Act to include the Capital Conservation Buffer.

        The Final Basel III Rules require that Advanced Approaches banking organizations phase-out from Tier 1 Capital trust preferred securities issued prior to May 19, 2010 by January 1, 2016, with 50% of these capital instruments includable in Tier 1 Capital in 2014 and 25% includable in 2015. The trust preferred securities excluded from Tier 1 Capital may be included in full in Tier 2 Capital during those two years, but must be phased out of Tier 2 Capital by January 1, 2022 (declining in 10% annual increments starting at 60% in 2016).

        Furthermore, in connection with the Final Basel III Rules, the U.S. banking agencies indicated their views regarding the appropriate subordination standard for Tier 2 qualifying subordinated debt, which represent a departure from the current guidance upon which bank holding companies have, in part, historically relied. Under the Final Basel III Rules, any nonconforming Tier 2 subordinated debt issued prior to May 19, 2010 will be required to be phased out by January 1, 2016, but issuances after May 19, 2010 will be required to be excluded from capital as of January 1, 2014. As set forth under "Components of Citigroup Capital Under Current Regulatory Guidelines" above, Citi had approximately $18.2 billion of currently qualifying Tier 2 subordinated debt outstanding as of June 30, 2013. It is Citi's understanding, however, that after recognizing this apparent modification of current guidance, the U.S. banking agencies are considering clarifying the intent and effect of the Final Basel III Rules on such guidance. Citi will review any future clarifying guidance from the U.S. banking agencies and assess the resulting impact, if any, on its currently outstanding Tier 2 qualifying subordinated debt.

        With regard to minimum required risk-based capital ratios, the Final Basel III Rules modify the regulations implementing the capital floor provision of the Collins Amendment as adopted in June 2011. This provision requires Advanced Approaches banking organizations to calculate each of the three risk-based capital ratios (Tier 1 Common, Tier 1 Capital and Total Capital) under both the Standardized Approach starting on January 1, 2015 (or, for 2014, prior to the effective date of the Standardized Approach, the existing Basel I capital rules) and the "Advanced Approaches" and report the lower (most conservative) of each of the resulting capital ratios.

        In contrast to the Basel III NPR, however, the Final Basel III Rules also require that the Capital Conservation Buffer for Advanced Approaches banking organizations, as well as the Countercyclical Capital Buffer, if invoked, be calculated in accordance with the Collins Amendment, thus requiring use of both the Advanced Approaches and the Standardized Approach (or the existing Basel I capital rules in 2014) to determine compliance based on the lower (more conservative) of the two. The buffers are to be phased in incrementally from January 1, 2016 through January 1, 2019.

        The Final Basel III Rules are substantially consistent with the Basel III NPR with regard to the Standardized Approach, although the Final Basel III Rules did not adopt modifications to the calculation of risk-weighting for residential mortgages as were proposed. The Final Basel III Rules pertaining to the Standardized Approach are applicable to substantially all U.S. banking organizations and, when effective on January 1, 2015, will become the generally applicable risk based standard for purposes of the Collins Amendment floor, replacing the existing Basel I rules governing the calculation of risk-weighted assets for credit risk.

        Under the Final Basel III Rules, consistent with the Basel III NPR, Advanced Approaches banking organizations are also required to calculate two leverage ratios, a "Tier 1" Leverage ratio and a "Supplementary" Leverage ratio. Citi, as with substantially all U.S. banking organizations, will be required to maintain a minimum Tier 1 Leverage ratio of 4%. The Supplementary Leverage ratio significantly differs from the Tier 1 Leverage ratio by including certain off-balance sheet exposures within the denominator of the ratio. Advanced Approaches banking organizations will be required to maintain a minimum Supplementary Leverage ratio of 3% commencing on January 1, 2018, but must commence disclosing this ratio on January 1, 2015.

        In July 2013, subsequent to the release of the Final Basel III rules, the U.S. banking agencies also issued a notice of proposed rulemaking which would amend the Final Basel III Rules to impose on the eight largest U.S. bank holding companies

(currently identified as globally systemically important banks (G-SIBs) by the Financial Stability Board, which includes Citi) a 2% leverage buffer in addition to the stated 3% minimum Supplementary Leverage ratio requirement. The leverage buffer would operate in a manner similar to that of the Capital Conservation Buffer, such that if a banking organization failed to exceed the 2% requirement it would be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Accordingly, the proposal would effectively raise the Supplementary Leverage ratio requirement to 5%. Additionally, the proposed rules would require that insured depository institution subsidiaries of these bank holding companies, such as Citibank, N.A. maintain a minimum Supplementary Leverage ratio of 6% to be considered "well capitalized" under the revised prompt corrective action framework.

        Separately, in June 2013, the BCBS proposed revisions that would significantly increase the denominator of the Basel III Leverage ratio (the equivalent of the U.S. Supplementary Leverage ratio), primarily in relation to the measurement of exposure regarding derivatives and securities financing transactions. The U.S. banking agencies may revise the Supplementary Leverage ratio in the future based upon any revisions adopted by the BCBS.

Tangible Common Equity and Tangible Book Value Per Share

        Tangible common equity (TCE), as currently defined by Citigroup, represents common equity less goodwill and other intangible assets (other than mortgage servicing rights (MSRs)). Other companies may calculate TCE in a different manner.

        The following table sets forth Citi's TCE and related information as of June 30, 2013 and December 31, 2012.(14) The decline in Citi's TCE ratio during the first half of 2013 was primarily due to a significant increase in market risk-weighted assets resulting from the adoption of Basel II.5 on January 1, 2013, offset in part by net income during the period.

In millions of dollars or shares, except ratios and per share data	June 30, 2013	December 31, 2012
Total Citigroup stockholders' equity	$195,926	$189,049
Less:
Preferred stock	4,293	2,562

Common equity	$191,633	$186,487
Less:
Goodwill	24,896	25,673
Other intangible assets (other than MSRs)	4,981	5,697
Goodwill and other intangible assets (other than MSRs) related to assets of discontinued operations held for sale	267	32
Net deferred tax assets related to goodwill and other intangible assets	—	32

Tangible common equity (TCE)	$161,489	$155,053

Tangible assets
GAAP assets	$1,883,988	$1,864,660
Less:
Goodwill	24,896	25,673
Other intangible assets (other than MSRs)	4,981	5,697
Goodwill and other intangible assets (other than MSRs) related to assets for discontinued operations held for sale	267	32
Net deferred tax assets related to goodwill and other intangible assets	—	309

Tangible assets (TA)	$1,853,844	$1,832,949

Risk-weighted assets (RWA)	$1,084,072 (1)	$971,253 (2)

TCE/TA ratio	8.71%	8.46%

TCE/RWA ratio	14.90%	15.96%

Common shares outstanding (CSO)	3,041.0	3,028.9

Book value per share (common equity/CSO)	$63.02	$61.57
Tangible book value per share (TCE/CSO)	$53.10	$51.19

(1)
Risk-weighted assets as computed under current regulatory capital guidelines.

(2)
Risk-weighted assets as computed under Basel I credit risk and market risk capital rules.

(14)
TCE, tangible book value per share and related ratios are non-GAAP financial measures. Citigroup believes these ratios and their components provide useful information to investors as they are capital adequacy metrics used and relied upon by investors and industry analysts.

 FUNDING AND LIQUIDITY

Overview

        Citi's funding and liquidity objectives are to maintain liquidity to fund its existing asset base as well as grow its core businesses in Citicorp, while at the same time maintain sufficient excess liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods. Citigroup's primary liquidity objectives are established by entity, and in aggregate, across three major categories:

  •
  the parent entity, which includes the parent holding company (Citigroup) and Citi's broker-dealer subsidiaries that are consolidated into Citigroup (collectively referred to in this section as "parent");

  •
  Citi's significant Citibank entities, which consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore (collectively referred to in this section as "significant Citibank entities"); and

  •
  other Citibank and Banamex entities.

        At an aggregate level, Citigroup's goal is to ensure that there is sufficient funding in amount and tenor to ensure that customer assets are fully funded, as well as an appropriate amount of cash and high quality liquid assets(15) in these entities. The liquidity framework requires that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.

        Citi's primary sources of funding include (i) deposits via Citi's bank subsidiaries, which are Citi's most stable and lowest cost source of long-term funding, (ii) long-term debt (primarily senior and subordinated debt) primarily issued at the parent and certain bank subsidiaries, and (iii) stockholders' equity. These sources may be supplemented by short-term borrowings, primarily in the form of secured financing transactions (securities loaned or sold under agreements to repurchase, or repos).

        As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The key goal of Citi's asset/liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity after funding the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of high quality liquid assets which Citi generally refers to as its "liquidity resources," and is described further below.

(15)
As set forth in the table below, "high quality liquid assets" generally is defined as available cash at central banks and unencumbered liquid securities and is based on Citi's current interpretation of the definition of "high quality liquid assets" under the proposed Basel III Liquidity Coverage Ratio. See "Liquidity Measures" below.

 High Quality Liquid Assets

	Parent			Significant Citibank Entities			Other Citibank and Banamex Entities			Total
In billions of dollars	Jun. 30, 2013	Mar. 31, 2013	Jun. 30, 2012	Jun. 30, 2013	Mar. 31, 2013	Jun. 30, 2012	Jun. 30, 2013	Mar. 31, 2013	Jun. 30, 2012	Jun. 30, 2013	Mar. 31, 2013	Jun. 30, 2012
Available cash	$34.0	$39.3	$55.6	$68.0	$53.6	$53.0	$13.5	$10.4	$14.0	$115.6	$103.3	$122.6
Unencumbered liquid securities	24.2	24.0	37.6	170.3	169.2	168.4	79.1	79.3	83.5	273.6	272.5	289.6

Total	$58.2	$63.3	$93.2	$238.3	$222.8	$221.4	$92.6	$89.7	$97.5	$389.2	$375.8	$412.2

Note: Amounts for the first and second quarter of 2013 are based on Citi's current interpretation of the definition of "high quality liquid assets" under the proposed Basel III Liquidity Coverage Ratio. Amounts for the second quarter of 2012 are based on Citi's prior internal view of its liquidity resources (available cash at central banks and unencumbered liquid securities); such amounts have not been adjusted due to immateriality. All amounts in the table above are as of period-end and may increase or decrease intra-period in the ordinary course of business.

        As set forth in the table above, Citigroup's liquidity resources totaled approximately $389.2 billion at June 30, 2013, compared to $375.8 billion at March 31, 2013 and $412.2 billion at June 30, 2012. Citigroup's liquidity resources at June 30, 2013 included approximately $20 billion of cash to fund the transfer of MSSB deposits to Morgan Stanley during the third quarter of 2013 (see "Deposits" below).

        At June 30, 2013, Citigroup's parent liquidity resources totaled approximately $58.2 billion, compared to $63.3 billion at March 31, 2013 and $93.2 billion at June 30, 2012. These amounts include unencumbered liquid securities and available cash held in Citi's U.S. and non-U.S. broker-dealer entities. The decrease quarter-over-quarter was primarily due to the continued repayment and runoff of long-term debt.

        Citigroup's significant Citibank entities had approximately $238.3 billion of liquidity resources as of June 30, 2013, compared to $222.8 billion at March 31, 2013 and $221.4 billion at June 30, 2012. As of June 30, 2013, the significant Citibank entities' liquidity resources included $68.0 billion of cash on deposit with major central banks(16) and other cash held in vaults, compared with $53.6 billion at March 31, 2013 and $53.0 billion at June 30, 2012. As discussed in more detail under "Balance Sheet Review—Cash and Deposits with Banks" above, the increase in available cash quarter-over-quarter was primarily driven by the continued reduction of Citi Holdings assets, particularly due to the cash proceeds from the completion of the sale of Citi's remaining interest in the MSSB joint venture.

        The significant Citibank entities' liquidity resources as of June 30, 2013 also included unencumbered liquid securities that are available for sale, as collateral for secured financing through private markets or by pledging to the major central banks. The liquidity value of these securities was $170.3 billion at June 30, 2013 compared to $169.2 billion at March 31, 2013 and $168.4 billion at June 30, 2012.

        Citi estimates that its other Citibank and Banamex entities and subsidiaries held approximately $92.6 billion in liquidity resources as of June 30, 2013, compared to $89.7 billion at March 31, 2013 and $97.5 billion at June 30, 2012. The increase quarter-over-quarter was primarily due to deposit growth and modest reductions in lending in those entities. The $92.6 billion as of June 30, 2013 included $13.5 billion of available cash and $79.1 billion of unencumbered liquid securities.

        Citi's liquidity resources as of June 30, 2013 do not include additional potential liquidity in the form of Citigroup's borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $27 billion as of June 30, 2013 and is maintained by pledged collateral to all such banks. The liquidity resources shown above also do not include Citi's borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would also be in addition to the resources noted above.

        Moreover, in general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of June 30, 2013, the amount available for lending to these entities under Section 23A was approximately $18 billion (compared to approximately $17 billion at March 31, 2013), provided the funds are collateralized appropriately.

(16)
Includes the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority.

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

In billions of dollars	Jun. 30, 2013	Mar. 31, 2013	Jun. 30, 2012
Available cash	$115.6	$103.3	$122.6
U.S. Treasuries	81.1	79.9	77.4
U.S. Agencies/Agency MBS	63.4	61.7	71.4
Foreign Government(1)	118.6	119.8	132.9
Other Investment Grade(2)	10.5	11.1	7.9

Total	$389.2	375.8	$412.2

Note: Amounts for the first and second quarter of 2013 are based on Citi's current interpretation of the definition of "high quality liquid assets" under the proposed Basel III Liquidity Coverage Ratio. Amounts for the second quarter of 2012 are based on Citi's prior internal view of its liquidity resources; such amounts have not been adjusted due to immateriality.

(1)
Foreign government also includes foreign government agencies, multinationals and foreign government guaranteed securities. Foreign government securities are held largely to support local liquidity requirements and Citi's local franchises and, as of June 30, 2013, principally included government bonds from Korea, Japan, Mexico, Brazil, Hong Kong, Singapore and Taiwan.

(2)
Includes contractual committed facilities from central banks in the amount of $0.7 billion and $1.2 billion at the end of the second and first quarters of 2013, respectively.

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

In billions of dollars	Jun. 30, 2013	Mar. 31, 2013	Jun. 30, 2012
Global Consumer Banking
North America	$165.9	$166.8	$153.2
EMEA	12.9	13.1	12.6
Latin America	46.6	49.1	45.8
Asia	101.2	106.8	112.5

Total	$326.6	$335.8	$324.1

ICG
Securities and Banking	$105.8	$111.9	$121.5
Transaction Services	426.1	411.6	399.3

Total	$531.9	$523.5	$520.8
Corporate/Other	15.2	8.8	6.7

Total Citicorp	$873.7	$868.1	$851.6
Total Citi Holdings	64.7	65.7	62.7

Total Citigroup Deposits (EOP)	$938.4	$933.8	$914.3

Total Citigroup Deposits (AVG)	$924.5	$920.4	$893.4

        Quarter-over-quarter, end-of-period deposits of $938.4 billion increased by $4.6 billion, or less than 1%. Excluding the impact of FX translation, deposits grew 4% year-over-year, and 2% quarter-over-quarter. Excluding the impact of FX translation, Global Consumer Banking deposits increased 2% year-over-year and 1% quarter-over-quarter. Domestic growth was offset by a decline in Asia, as Citi optimized the high deposit to loan ratios in this region by reducing cost of funds. Excluding the impact of FX translation, Transaction Services deposits grew by 7% year-over-year, and 4% quarter-over-quarter, primarily as a result of client activity in Latin America and EMEA.

        In connection with the MSSB joint venture, Citi held $57 billion of deposits related to MSSB customers as of June 30, 2013. As previously disclosed, pursuant to its agreement with Morgan Stanley, Citi will transfer these deposits to Morgan Stanley in stages, starting with approximately $20 billion during the third quarter of 2013, and approximately $5 billion per quarter for the next two years.

        During the second quarter of 2013, the composition of Citi's deposits continued to shift toward a greater proportion of operating balances.(17) Operating balances represented 79% of Citicorp's total deposit base as of June 30, 2013, compared to 78% at March 31, 2013 and 74% at June 30, 2012. This continued shift to operating balances, combined with overall market conditions and prevailing interest rates, continued to reduce Citi's cost of deposits during the second quarter of 2013. Excluding the impact of FDIC assessments and deposit insurance, the average rate on Citi's total deposits was 0.56% at June 30, 2013, compared with 0.61% at March 31, 2013 and 0.74% at June 30, 2012.

        Deposits can be interest-bearing or non-interest-bearing. Of Citi's $938 billion of deposits as of June 30, 2013, $188 billion were non-interest-bearing, compared to $190 billion at March 31, 2013, and $180 billion at June 30, 2012. The remaining $750 billion of deposits were interest-bearing, compared to $744 billion at March 31, 2013 and $734 billion at June 30, 2012. As of June 30, 2013, approximately 58% of Citi's deposits were located outside of the U.S., compared to 59% at March 31, 2013 and 61% at June 30, 2012.

Long-Term Debt

        Long-term debt (generally defined as original maturities of one year or more) continued to represent the most significant component of Citi's funding for the parent entities. The vast majority of this funding is composed of senior term debt, along with subordinated instruments.

        Senior long-term debt includes benchmark notes and structured notes, such as equity- and credit-linked notes. Citi's issuance of structured notes is generally driven by customer demand and is not a significant source of liquidity for Citi. Structured notes frequently contain contractual features, such as call options, which can lead to an expectation that the debt will be redeemed earlier than one year, despite contractually scheduled original maturities greater than one year. As such, when considering the measurement of Citi's long-term "structural" liquidity, structured notes with these contractual

(17)
Citi defines operating balances as checking and savings accounts for individuals, as well as cash management accounts for corporations. This compares to time deposits, where rates are fixed for the term of the deposit and which have generally lower margins.

features are not included (see footnote 1 to the "Long-Term Debt Issuances and Maturities" table below).

        Long-term debt is an important funding source for Citi's parent entities due in part to its multi-year maturity structure. The weighted average maturities of long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding trust preferred securities) was approximately 7.0 years as of June 30, 2013, unchanged from the prior quarter and prior-year period.

Long-Term Debt Outstanding

        The following table sets forth Citi's total long-term debt outstanding for the periods indicated:

In billions of dollars	June 30, 2013	March 31, 2013	June 30, 2012
Parent	$172.6	$184.9	$222.8
Senior/subordinated debt(1)	160.0	168.4	194.4
Trust preferred securities	6.6	9.6	16.0
Securitizations(1)(2)	0.3	0.3	3.2
Local country(1)	5.7	6.6	9.2

Bank	$48.4	$49.4	$65.5
Senior/subordinated debt	0.0	0.1	4.6
Securitizations(1)(2)	26.4	25.0	34.5
FHLB borrowings	14.5	16.3	17.8
Local country	7.5	8.0	8.6

Total long-term debt	$221.0	$234.3	$288.3

(1)
Includes structured notes in the amount of $21.7 billion, $22.5 billion and $25.1 billion for the second quarter of 2013, the first quarter of 2013 and the second quarter of 2012, respectively.

(2)
Of the approximate $26.7 billion of total bank and parent securitizations as of June 30, 2013, approximately $23.9 billion related to credit card securitizations, the vast majority of which is at the bank level.

        As set forth in the table above, Citi's overall long-term debt decreased by approximately $13 billion quarter-over-quarter. In the bank, the decrease was due to FHLB run-off that was replaced with deposit growth. Additionally, securitization maturities were offset by $2.5 billion of second quarter issuance in the Citibank Credit Card Issuance Trust (CCCIT). In the parent, the decrease was primarily due to debt maturities, trust preferred redemptions, and debt repurchases through tender offers or buybacks, partially offset by issuances. These reductions are in keeping with Citi's continued strategy to deleverage its balance sheet and lower its funding costs.

        As previously disclosed and as part of its liquidity and funding strategy, Citi has considered, and may continue to consider, opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases further decrease Citi's overall funding costs. During the second quarter of 2013, Citi repurchased an aggregate of approximately $5.0 billion of its outstanding long-term and short-term debt, including the $3.0 billion of trust preferred securities primarily pursuant to selective public tender offers and open market purchases. Additionally, Citi redeemed one series of its outstanding trust preferred securities for an aggregate amount of approximately $1.0 billion, which closed on July 15, 2013 (for details on Citi's remaining outstanding trust preferred securities, see Note 16 to the Consolidated Financial Statements).

        Year-to-date, Citi has reduced its long-term debt outstanding by approximately $19 billion, including $10 billion net reduction from maturities and issuances, $5 billion of mark-to-market decrease due to increasing interest rates, and $4 billion of foreign exchange decrease primarily due to the weakening of the Japanese Yen, Pound Sterling and Euro. While Citi expects to continue to reduce its outstanding long-term debt during the remainder of 2013, such reductions will likely occur at a more moderate rate as compared to the significant decrease during 2012 (approximately $84 billion). These reductions could occur through maturities as well as continued repurchases, tender offers, redemptions and similar means. Generally, reductions in Citi's long-term debt will reflect the funding needs of its businesses, and will also be dependent on the economic environment as well as any potential new regulatory changes, such as prescribed levels of debt required to be maintained by Citi pursuant to the U.S. banking regulators orderly liquidation authority (for additional information, see "Risk Factors—Regulatory Risks" in Citi's 2012 Annual Report on Form 10-K).

Long-Term Debt Issuances and Maturities

        The table below details Citi's long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q13		1Q13		2Q12
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent	$13.7	$5.4	$8.2	$8.7	$18.9	$3.4
Structural long-term debt(1)	12.5	4.8	6.4	8.2	17.7	3.0
Local country level, and other(1)	1.2	0.6	1.8	0.5	1.2	0.4
Securitizations	0.0	0.0	0.0	0.0	0.0	0.0

Bank	$4.7	$4.3	$1.9	$0.6	$14.4	$7.7
Structural long-term debt(1)	0.0	0.0	0.0	0.0	6.0	0.0
Local country level, and other	1.0	0.8	1.0	0.6	1.1	0.2
FHLB borrowings	2.8	1.0	0.0	0.0	0.7	7.5
Securitizations	0.9	2.5	0.9	0.0	6.6	0.0

Total	$18.4	$9.7	$10.1	$9.3	$33.3	$11.1

(1)
Citi defines structural long-term debt as its long-term debt (original maturities of one year or more), excluding certain structured debt, such as equity-linked and credit-linked notes, with early redemption features effective within one year. Structured debt excluded from Citi's structural long-term debt is included in "other." Structural long-term debt is a non-GAAP measure. Citigroup believes that the structural long-term debt measure provides useful information to its investors as it excludes long-term debt that could be redeemed by the holders thereof within one year. The amount of structured debt issuances included in "other", and thus excluded from "structural long-term debt," were $0.7 billion, $0.4 billion and $0.3 billion in the second quarter of 2013, first quarter of 2013 and second quarter of 2012, respectively. The amount of structured debt maturities included in "other", and thus excluded from "structural long-term debt," were $0.8 billion, $1.6 billion and $0.7 billion, in the second quarter of 2013, first quarter of 2013 and second quarter of 2012, respectively.

        The table below shows Citi's aggregate expected annual long-term debt maturities (including repurchases and redemptions) as of June 30, 2013:

		Expected Long-Term Debt Maturities as of June 30, 2013
In billions of dollars	2013(1)	2014	2015	2016	2017	2018	Thereafter	Total
Parent	$36.4	$26.3	$20.7	$16.5	$20.9	$10.2	$63.6	$194.6
Senior/subordinated debt(2)	31.5	24.0	20.0	16.0	20.6	10.1	56.3	178.5
Trust preferred securities	3.9	0.0	0.0	0.0	0.0	0.0	5.7	9.6
Securitizations	0.0	0.0	0.0	0.0	0.0	0.0	0.2	0.2
Local country	1.0	2.3	0.7	0.5	0.3	0.1	1.4	6.3

Bank	$17.3	$10.4	$10.6	$6.4	$3.1	$4.2	$3.0	$55.0
Securitizations	2.4	6.5	7.6	2.8	2.3	4.0	2.5	28.1
Local country	3.1	2.4	2.0	0.6	0.8	0.2	0.5	9.6
FHLB borrowings	11.8	1.5	1.0	3.0	0.0	0.0	0.0	17.3

Total long-term debt	$52.7	$36.7	$31.3	$22.9	$24.0	$14.4	$67.6	$249.6

(1)
Includes $28.5 billion of first half 2013 maturities.

(2)
Includes certain structured debt, such as equity-linked and credit-linked notes, with early redemption features effective within one year. The amount and maturity of such debt included is as follows: $0.2 billion maturing in 2013; $0.6 billion in 2014; $0.6 billion in 2015; $0.6 billion in 2016; $0.5 billion in 2017; $0.3 billion in 2018; and $1.2 billion thereafter.

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

        Secured financing was $218 billion as of June 30, 2013, compared to $222 billion as of March 31, 2013 and $215 billion as of June 30, 2012. The decrease in secured financing quarter-over-quarter was primarily driven by a reduction in trading positions in Securities and Banking businesses, particularly in the latter part of the second quarter (see "Balance Sheet Review—Assets" above).

        Average balances for secured financing were approximately $243 billion for the quarter ended June 30, 2013, compared to $233 billion for the quarter ended March 31, 2013 and $225 billion for the quarter ended June 30, 2012. The increase in average balances quarter-over-quarter was primarily due to seasonal intra-quarter growth, particularly in EMEA.

Commercial Paper

        The following table sets forth Citi's commercial paper outstanding for each of its parent and significant Citibank entities, respectively, for each of the periods indicated. The increase in the significant Citibank entities' outstanding commercial paper balances quarter-over-quarter was driven by the consolidation of $7 billion of previously unconsolidated assets during the current quarter, which consisted of trade loans within North America Transaction Services (see "Balance Sheet—Loans" above and Note 19 to the Consolidated Financial Statements).

In billions of dollars	Jun. 30, 2013	Mar. 31, 2013	Jun. 30, 2012
Commercial paper
Parent	$0.2	$0.3	$5.1
Significant Citibank Entities	18.1	11.7	15.6

Total	$18.3	$12.0	$20.7

Other Short-Term Borrowings

        At June 30, 2013, Citi's other short-term borrowings, which includes borrowings from the FHLB and other market participants, were approximately $41 billion, compared with $36 billion at March 31, 2013 and $38 billion at June 30, 2012. The increase in short-term borrowings quarter-over-quarter primarily related to FHLB borrowings and was in preparation for the MSSB deposit transfers beginning in the third quarter of 2013 (as discussed above).

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

        The structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, measures whether the asset base is funded by sufficiently long-dated liabilities. Citi's structural liquidity ratio remained stable at approximately 72% as of June 30, 2013.

        In addition, Citi believes it is currently in compliance with the proposed Basel III Liquidity Coverage Ratio (LCR), as amended by the Basel Committee on Banking Supervision on January 7, 2013 (the amended LCR guidelines), even though such ratio is not proposed to take full effect until 2019. Based on Citi's current interpretation of the amended LCR guidelines, Citi's estimated LCR was approximately 110% as of June 30, 2013, compared with approximately 116% at March 31, 2013 and 127% at June 30, 2012.(18) Approximately 5 percentage points of the decrease in Citi's LCR quarter-over-quarter was driven by the MSSB transaction.

        Citi's 110% LCR represents additional liquidity of approximately $37 billion above the proposed minimum 100% LCR threshold. Citi continues to expect to operate with an LCR in the range of 110% going forward, with the potential for modest variability from quarter-to-quarter.

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

(18)
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

Credit Ratings

        Citigroup's funding and liquidity, including its funding capacity, ability to access the capital markets and other sources of funds, as well as the cost of these funds, and its ability to maintain certain deposits, is partially dependent on its credit ratings. The table below indicates the ratings for Citigroup, Citibank, N.A. and Citigroup Global Markets Inc. (a broker-dealer subsidiary of Citigroup) as of June 30, 2013.

Debt Ratings as of June 30, 2013

	Citigroup Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings (Fitch)	A	F1	A	F1
Moody's Investors Service (Moody's)	Baa2	P-2	A3	P-2
Standard & Poor's (S&P)	A-	A-2	A	A-1

Note: Citigroup Global Markets Inc. (CGMI) is rated A/A-1 by Standard & Poor's.

NR Not rated.

Recent Credit Rating Developments

        On June 20, 2013, S&P changed the outlook on the long-term debt ratings of Citibank, N.A. to "stable" from "negative," citing Citi's "progress on shedding assets from Citi Holdings and reducing the risk in that portfolio."

        S&P further stated that it is reconsidering the amount of government support factored into long-term ratings at the non-operating holding company level for eight U.S. banks, including Citi. At this time, S&P is not reassessing support assumptions of operating subsidiaries. S&P noted that it is closely monitoring the evolution and implementation of the Dodd-Frank regulations, including the Title II orderly liquidation authority single-point-of-entry resolution plan, and expects to update holding company support assumptions once proposed rules are written. The senior long-term debt ratings of Citigroup Inc. receive two notches of government support uplift under S&P's current methodology.

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

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers

        As of June 30, 2013, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup's funding and liquidity due to derivative triggers by approximately $0.9 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

        In addition, as of June 30, 2013, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.'s funding and liquidity due to derivative triggers by approximately $2.7 billion.

        In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $3.6 billion (see also Note 20 to the Consolidated Financial Statements). As set forth under "High Quality Liquid Assets" above, the liquidity resources of Citi's parent entities were approximately $58 billion, and the liquidity resources of Citi's significant Citibank entities and other Citibank and Banamex entities were approximately $331 billion, for a total of approximately $389 billion as of June 30, 2013. These liquidity resources are available in part as a contingency for the potential events described above.

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

Citibank, N.A.—Additional Potential Impacts

        In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.'s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of June 30, 2013, Citibank, N.A. had liquidity commitments of approximately $18.1 billion to consolidated asset-backed commercial paper conduits (as referenced in Note 19 to the Consolidated Financial Statements).

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

        The table below presents where a discussion of Citi's various off-balance-sheet arrangements may be found in this Form 10-Q. In addition, see "Significant Accounting Policies and Significant Estimates—Securitizations" as well as Notes 1, 22 and 27 to the Consolidated Financial Statements in Citigroup's 2012 Annual Report on Form 10-K.

Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 19 to the Consolidated Financial Statements.
Letters of credit, and lending and other commitments	See Note 23 to the Consolidated Financial Statements.
Guarantees	See Note 23 to the Consolidated Financial Statements.

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

 CREDIT RISK

Loans Outstanding

In millions of dollars	2nd Qtr. 2013	1st Qtr. 2013	4th Qtr. 2012	3rd Qtr. 2012	2nd Qtr. 2012
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$112,890	$120,768	$125,946	$128,737	$132,931
Installment, revolving credit, and other	13,061	12,955	14,070	14,210	14,757
Cards	104,925	104,535	111,403	108,819	109,755
Commercial and industrial	5,620	5,386	5,344	5,042	4,668

	$236,496	$243,644	$256,763	$256,808	$262,111

In offices outside the U.S.
Mortgage and real estate(1)	$53,507	$54,717	$54,709	$54,529	$53,058
Installment, revolving credit, and other	32,296	34,020	33,958	34,094	33,125
Cards	35,748	39,522	40,653	39,671	38,721
Commercial and industrial	23,849	22,906	22,225	22,266	21,751
Lease financing	712	745	781	742	719

	$146,112	$151,910	$152,326	$151,302	$147,374

Total Consumer loans	$382,608	$395,554	$409,089	$408,110	$409,485
Unearned income	(456)	(378)	(418)	(358)	(358)

Consumer loans, net of unearned income	$382,152	$395,176	$408,671	$407,752	$409,127

Corporate loans
In U.S. offices
Commercial and industrial	$30,798	$28,558	$26,985	$30,056	$24,889
Loans to financial institutions	23,982	16,500	18,159	17,376	19,134
Mortgage and real estate(1)	26,215	25,576	24,705	24,221	23,239
Installment, revolving credit, and other	31,919	33,621	32,446	32,987	33,838
Lease financing	1,535	1,369	1,410	1,394	1,295

	$114,449	$105,624	$103,705	$106,034	$102,395

In offices outside the U.S.
Commercial and industrial	$84,317	$85,258	$82,939	$85,854	$87,347
Installment, revolving credit, and other	14,581	14,733	14,958	16,758	17,001
Mortgage and real estate(1)	6,276	6,231	6,485	6,214	6,517
Loans to financial institutions	40,303	38,332	37,739	35,014	31,302
Lease financing	556	593	605	574	538
Governments and official institutions	1,579	1,265	1,159	984	1,527

	$147,612	$146,412	$143,885	$145,398	$144,232

Total Corporate loans	$262,061	$252,036	$247,590	$251,432	$246,627
Unearned income	(472)	(848)	(797)	(761)	(786)

Corporate loans, net of unearned income	$261,589	$251,188	$246,793	$250,671	$245,841

Total loans—net of unearned income	$643,741	$646,364	$655,464	$658,423	$654,968
Allowance for loan losses—on drawn exposures	(21,580)	(23,727)	(25,455)	(25,916)	(27,611)

Total loans—net of unearned income and allowance for credit losses	$622,161	$622,637	$630,009	$632,507	$627,357
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	3.38%	3.70%	3.92%	3.97%	4.25%

Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	4.95%	5.32%	5.57%	5.68%	6.04%

Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	1.05%	1.12%	1.14%	1.14%	1.23%

(1)
Loans secured primarily by real estate.

(2)
All periods exclude loans which are carried at fair value.

 Details of Credit Loss Experience

In millions of dollars	2nd Qtr. 2013	1st Qtr. 2013	4th Qtr. 2012	3rd Qtr. 2012	2nd Qtr. 2012
Allowance for loan losses at beginning of period	$23,727	$25,455	$25,916	$27,611	$29,020

Provision for loan losses
Consumer(1)	$1,850	$2,158	$2,847	$2,493	$2,389
Corporate	(23)	56	(9)	(57)	86

	$1,827	$2,214	$2,838	$2,436	$2,475

Gross credit losses
Consumer
In U.S. offices(1)	$2,157	$2,367	$2,442	$3,297	$2,971
In offices outside the U.S.	1,003	1,017	1,066	1,023	1,007
Corporate
In U.S. offices	47	20	58	47	104
In offices outside the U.S.	50	40	74	149	123

	$3,257	$3,444	$3,640	$4,516	$4,205

Credit recoveries
Consumer
In U.S. offices	$275	$309	$297	$282	$369
In offices outside the U.S.	322	242	261	258	272
Corporate
In U.S. offices	28	5	55	45	54
In offices outside the U.S.	24	10	42	34	19

	$649	$566	$655	$619	$714

Net credit losses
In U.S. offices(1)	$1,901	$2,073	$2,148	$3,017	$2,652
In offices outside the U.S.	707	805	837	880	839

Total	$2,608	$2,878	$2,985	$3,897	$3,491

Other—net(2)(3)(4)(5)(6)	$(1,366)	$(1,064)	(314)	$(234)	$(393)

Allowance for loan losses at end of period	$21,580	$23,727	$25,455	$25,916	$27,611

Allowance for loan losses as a % of total loans(7)	3.38%	3.70%	3.92%	3.97%	4.25%
Allowance for unfunded lending commitments(8)	$1,133	$1,132	$1,119	$1,063	$1,104

Total allowance for loan losses and unfunded lending commitments	$22,713	$24,859	$26,574	$26,979	$28,715

Net consumer credit losses(1)	$2,563	$2,833	$2,950	$3,780	$3,337
As a percentage of average consumer loans	2.65%	2.88%	2.91%	3.72%	3.29%

Net corporate credit losses	$45	$45	$35	$117	$154
As a percentage of average corporate loans	0.07%	0.07%	0.06%	0.19%	0.26%

Allowance for loan losses at end of period(9)
Citicorp	$13,425	$14,330	$14,623	$14,828	$15,387
Citi Holdings	8,155	9,397	10,832	11,088	12,224

Total Citigroup	$21,580	$23,727	$25,455	$25,916	$27,611

Allowance by type
Consumer	$18,872	$20,948	$22,679	$23,099	$24,639
Corporate	2,708	2,779	2,776	2,817	2,972

Total Citigroup	$21,580	$23,727	$25,455	$25,916	$27,611

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

(2)
The second quarter of 2013 includes a reduction of approximately $650 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $360 million related to the Brazil Credicard transfer to Discontinued operations. Additionally, a reduction of approximately $90 million related to a transfer to held-for-sale of a loan portfolio in Greece and a reduction of approximately $220 million related to FX translation.

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

(7)
June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, and June 30, 2012 exclude $4.9 billion, $5.0 billion, $5.3 billion, $5.4 billion, and $5.1 billion, respectively, of loans which are carried at fair value.

(8)
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

Allowance for Loan Losses (continued)

        The following table details information on Citi's allowance for loan losses, loans and coverage ratios as of June 30, 2013 and December 31, 2012:

	June 30, 2013
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.5	$105.5	6.1%
North America mortgages(3)	6.7	111.9	5.9
North America other	1.2	21.4	5.6
International cards	2.3	35.6	6.5
International other(4)	2.2	107.7	2.1

Total Consumer	$18.9	$382.1	4.9%
Total Corporate	2.7	261.6	1.0

Total Citigroup	$21.6	$643.7	3.4%

(1)
Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)
Includes both Citi-branded cards and Citi retail services. The $6.5 billion of loan loss reserves for North America cards as of June 30, 2013 represented approximately 17 months of coincident net credit loss coverage.

(3)
Of the $6.7 billion, approximately $6.4 billion was allocated to North America mortgages in Citi Holdings. The $6.7 billion of loans loss reserves for North America mortgages as of June 30, 2013 represented approximately 35 months of coincident net credit loss coverage.

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

  •
  North America Citi-branded cards and Citi retail services are not included because, under industry standards, credit card loans accrue interest until such loans are charged off, which typically occurs at 180 days contractual delinquency.

Renegotiated Loans:

  •
  Both Corporate and Consumer loans whose terms have been modified in a troubled debt restructuring (TDR).

  •
  Includes both accrual and non-accrual TDRs.

Non-Accrual Loans and Assets

        The table below summarizes Citigroup's non-accrual loans as of the periods indicated. Non-accrual loans may still be current on interest payments. In situations where Citi reasonably expects that only a portion of the principal owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. For all other non-accrual loans, cash interest receipts are generally recorded as revenue.

 Non-Accrual Loans

In millions of dollars	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012
Citicorp	$4,011	$4,235	$4,096	$4,090	$4,000
Citi Holdings	5,695	6,418	7,433	8,100	6,917

Total non-accrual loans (NAL)	$9,706	$10,653	$11,529	$12,190	$10,917

Corporate non-accrual loans(1)
North America	$811	$1,007	$735	$900	$724
EMEA	972	1,077	1,131	1,054	1,169
Latin America	91	116	128	151	209
Asia	270	304	339	324	469

Total corporate non-accrual loans	$2,144	$2,504	$2,333	$2,429	$2,571

Citicorp	$1,728	$1,975	$1,909	$1,928	$2,014
Citi Holdings	416	529	424	501	557

Total corporate non-accrual loans	$2,144	$2,504	$2,333	$2,429	$2,571

Consumer non-accrual loans(1)
North America(2)	$5,568	$6,171	$7,148	$7,698	$6,403
EMEA	234	263	380	379	371
Latin America	1,430	1,313	1,285	1,275	1,158
Asia	330	402	383	409	414

Total consumer non-accrual loans(2)	$7,562	$8,149	$9,196	$9,761	$8,346

Citicorp	$2,283	$2,260	$2,187	$2,162	$1,986
Citi Holdings(2)	5,279	5,889	7,009	7,599	6,360

Total consumer non-accrual loans(2)	$7,562	$8,149	$9,196	$9,761	$8,346

(1)
Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $606 million at June 30, 2013, $566 million at March 31, 2013, $538 million at December 31, 2012, $533 million at September 30, 2012 and $532 million at June 30, 2012.

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

In millions of dollars	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012
OREO
Citicorp	$52	$49	$49	$57	$57
Citi Holdings	339	363	391	417	484

Total OREO	$391	$412	$440	$474	$541

North America	$267	$286	$299	$315	$366
EMEA	76	85	99	111	127
Latin America	46	39	40	48	48
Asia	2	2	2	—	—

Total OREO	$391	$412	$440	$474	$541

Other repossessed assets	$—	$1	$1	$1	$2

Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$2,144	$2,504	$2,333	$2,429	$2,571
Consumer non-accrual loans(1)	7,562	8,149	9,196	9,761	8,346

Non-accrual loans (NAL)	$9,706	$10,653	$11,529	$12,190	$10,917

OREO	391	412	440	474	541
Other repossessed assets	—	1	1	1	2

Non-accrual assets (NAA)	$10,097	$11,066	$11,970	$12,665	$11,460

NAL as a percentage of total loans	1.51%	1.65%	1.76%	1.85%	1.67%
NAA as a percentage of total assets	0.54	0.59	0.64	0.66	0.60
Allowance for loan losses as a percentage of NAL(2)	222	223	221	213	253

Non-accrual assets—Total Citicorp	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012
Non-accrual loans (NAL)	$4,011	$4,235	$4,096	$4,090	$4,000
OREO	52	49	49	57	57
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$4,063	$4,284	$4,145	$4,147	$4,057

NAA as a percentage of total assets	0.23%	0.25%	0.24%	0.24%	0.24%
Allowance for loan losses as a percentage of NAL(2)	335	338	357	363	385

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(1)	$5,695	$6,418	$7,433	$8,100	$6,917
OREO	339	363	391	417	484
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$6,034	$6,781	$7,824	$8,517	$7,401

NAA as a percentage of total assets	4.61%	4.55%	5.02%	4.98%	3.87%
Allowance for loan losses as a percentage of NAL(2)	143	146	146	137	177

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

N/A Not available at the Citicorp or Citi Holdings level.

 Renegotiated Loans

        The following table presents Citi's loans modified in TDRs.

In millions of dollars	Jun. 30, 2013	Dec. 31, 2012
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$42	$180
Mortgage and real estate(3)	159	72
Loans to financial institutions	16	17
Other	417	447

	$634	$716

In offices outside the U.S.
Commercial and industrial(2)	$131	$95
Mortgage and real estate(3)	59	59
Other	1	3

	$191	$157

Total Corporate renegotiated loans	$825	$873

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate(8)	$19,281	$22,903
Cards	2,973	3,718
Installment and other(9)	611	1,088

	$22,865	$27,709

In offices outside the U.S.
Mortgage and real estate	$823	$932
Cards(10)	801	866
Installment and other	771	904

	$2,395	$2,702

Total Consumer renegotiated loans	$25,260	$30,411

(1)
Includes $299 million and $267 million of non-accrual loans included in the non-accrual assets table above at June 30, 2013 and December 31, 2012, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at June 30, 2013, Citi also modified $192 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in offices outside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at June 30, 2013, Citi also modified $1 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in U.S. offices. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $3,582 million and $4,198 million of non-accrual loans included in the non-accrual assets table above at June 30, 2013 and December 31, 2012, respectively. The remaining loans are accruing interest.

(5)
Includes $36 million and $38 million of commercial real estate loans at June 30, 2013 and December 31, 2012, respectively.

(6)
Includes $230 million and $261 million of commercial loans at June 30, 2013 and December 31, 2012, respectively.

(7)
Smaller-balance homogeneous loans were derived from Citi's risk management systems.

(8)
Reduction in 2013 includes $3,973 million related to TDRs sold or transferred to held-for-sale.

(9)
Reduction in 2013 includes approximately $345 million related to TDRs sold or transferred to held-for-sale.

(10)
Reduction in 2013 includes $64 million related to the Brazil Credicard transfer to Discontinued operations.

 North America Consumer Mortgage Lending

Overview

        Citi's North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. As of June 30, 2013, Citi's North America Consumer residential first mortgage portfolio totaled $77.8 billion, while the home equity loan portfolio was $34.2 billion. This compared to $84.4 billion and $35.6 billion of residential first mortgages and home equity loans as of March 31, 2013, respectively. Of the first mortgages at June 30, 2013, $48.6 billion were recorded in LCL within Citi Holdings, with the remaining $29.2 billion recorded in Citicorp. With respect to the home equity loan portfolio, $31.2 billion were recorded in LCL, with the remaining $3.0 billion in Citicorp.

        Citi's residential first mortgage portfolio included $8.1 billion of loans with FHA insurance or VA guarantees as of June 30, 2013, compared to $8.6 billion as of March 31, 2013. This portfolio consists of loans to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Credit losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.

        In addition, as of June 30, 2013, Citi's residential first mortgage portfolio included $1.6 billion of loans with origination LTVs above 80%, compared to $1.5 billion at March 31, 2013, which have insurance through mortgage insurance companies. As of June 30, 2013, the residential first mortgage portfolio also had $0.9 billion of loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities (GSEs) (unchanged from March 31, 2013), for which Citi has limited exposure to credit losses. Citi's home equity loan portfolio also included $0.3 billion of loans subject to LTSCs with GSEs (unchanged from March 31, 2013), for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of loan origination defects.

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

        As of June 30, 2013, Citi's North America residential first mortgage portfolio contained approximately $6.1 billion of adjustable rate mortgages that are currently required to make a payment only of accrued interest for the payment period, or an interest-only payment, compared to $6.9 billion at March 31, 2013. The decline quarter-over-quarter resulted from conversions to amortizing loans of $268 million and repayments of $324 million, with the remainder primarily due to asset sales and transfers to held-for-sale of $203 million. Borrowers who are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers who have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio, and have exhibited significantly lower 30+ delinquency rates as compared with residential first mortgages without this payment feature. As such, Citi does not believe the residential mortgage loans with this payment feature represent substantially higher risk in the portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Residential First Mortgages

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's residential first mortgage portfolio in North America. Approximately 62% of Citi's residential first mortgage exposure arises from its portfolio within Citi Holdings—LCL.

(1)
1Q'12 included approximately $315 million of incremental charge-offs related to previously deferred principal balances on modified loans related to anticipated forgiveness of principal in connection with the national mortgage settlement. Excluding the impact of these charge-offs, net credit losses would have been $0.45 billion and $0.43 billion for the Citigroup and Citi Holdings portfolios, respectively.

(2)
Includes the following amounts of charge-offs related to Citi's fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 2Q'12, $22 million; 3Q'12, $25 million; 4Q'12, $32 million; 1Q'13, $25 million; and 2Q'13, $18 million. Citi expects net credit losses in its residential first mortgage portfolio in Citi Holdings to continue to be impacted by its fulfillment of the terms of the independent foreclosure review settlement. See also "Citi Holdings—Local Consumer Lending" above and "National Mortgage Settlement/Independent Foreclosure Review Settlement" below.

(3)
3Q'12 included approximately $181 million of charge-offs related to OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. 4Q'12 included approximately $10 million benefit to charge-offs related to finalizing the impact of the OCC guidance. Excluding these impacts, net credit losses would have been $0.47 billion in 3Q'12 and $0.39 billion in 4Q'12 for the Citigroup portfolio, and $0.44 billion in 3Q'12 and $0.38 billion in 4Q'12 for the Citi Holdings portfolio.

Note:
For each of the tables above, past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

        Continued management actions, including asset sales and, to a lesser extent, modification programs, as well as the improvement in the Home Price Index (HPI), were the drivers of the overall improved asset performance within Citi's residential first mortgage portfolio in Citi Holdings during the second quarter of 2013. In addition, Citi continued to observe fewer loans entering the 30-89 days past due delinquency bucket during the quarter, which it attributes to the continued general improvement in the economic environment during the quarter coupled with Citi's sale of re-performing mortgages.

        During the second quarter of 2013, Citi sold approximately $0.7 billion of delinquent residential first mortgages (compared to $1.0 billion in the first quarter of 2013) and $2.4 billion of re-performing residential first mortgages (compared to $1.3 billion in the first quarter of 2013). Since the beginning of 2010, Citi has sold approximately $11.4 billion of delinquent residential first mortgages.

        In addition, Citi modified approximately $0.4 billion of residential first mortgage loans during the second quarter of 2013 (consistent with $0.4 billion in the first quarter of 2013), including loan modifications pursuant to the national mortgage and independent foreclosure review settlements. Loan modifications under the national mortgage and independent foreclosure review settlements have improved Citi's 30+ days past due delinquencies by approximately $531 million as of the end of the second quarter of 2013. While re-defaults of previously modified mortgages under the HAMP and Citi Supplemental Modification (CSM) programs continued to track favorably versus expectations as of June 30, 2013, Citi's residential first mortgage portfolio continued to show some signs of the impact of re-defaults of previously modified mortgages. For additional information on Citi's residential first mortgage loan modifications, see Note 13 to the Consolidated Financial Statements.

        Citi believes that its ability to reduce delinquencies or net credit losses in its residential first mortgage portfolio, due to any deterioration of the underlying credit performance of these loans, portfolio mix, re-defaults, the lengthening of the foreclosure process (see "Foreclosures" below) or otherwise, pursuant to asset sales or modifications could be limited going forward due to, among other things, the lower remaining inventory of delinquent loans to sell or modify or the lack of market demand for asset sales. In addition, Citi has observed that sales of re-performing residential first mortgages tend to be yield sensitive, meaning that as interest rates increase, it could negatively impact Citi's ability to sell such loans. Citi has taken these trends and uncertainties, including the potential for re-defaults, into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below.

North America Residential First Mortgages—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's residential first mortgages as of June 30, 2013 and March 31, 2013.

	June 30, 2013					March 31, 2013
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$19.0	29%	1.4%	10%	734	$20.5	29%	1.6%	18%	733
NY/NJ/CT	11.1	17	3.1	7	728	11.6	16	3.2	7	727
IN/OH/MI	3.3	5	4.1	32	659	3.7	5	4.4	33	658
FL	3.3	5	6.0	33	684	3.5	5	6.2	37	681
IL	2.8	4	4.5	35	699	3.0	4	4.9	36	697
AZ/NV	1.6	2	3.1	38	707	1.8	2	3.8	45	706
Other	24.7	38	4.6	12	669	27.7	39	4.7	13	670

Total	$65.8	100%	3.4%	14%	700	$71.8	100%	3.6%	18%	699

Note: Totals may not sum due to rounding.

(1)
Certain of the states are included as part of a region based on Citi's view of similar HPI within the region. New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

        As evidenced by the table above, Citi's residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York as the largest of the three states). The general improvement in refreshed LTV percentages at June 30, 2013 was primarily the result of improvements in HPI across substantially all metropolitan statistical areas, thereby increasing values used in the determination of LTV. Additionally, delinquent and re-performing mortgage asset sales of high LTV loans during the second quarter of 2013 further reduced the amount of loans with greater than 100% LTV. To a lesser extent, modification programs involving principal forgiveness further reduced the loans in this category during the second quarter of 2013. While Citi's 90+ days past due delinquency rates for the states/regions above have improved, with the continued lengthening of the foreclosure process (see discussion under "Foreclosures" below) in all of these states and regions during the second quarter of 2013, Citi expects it could experience less improvement in the 90+ days past due delinquency rate in certain of these states and/or regions in the future.

Foreclosures

        The substantial majority of Citi's foreclosure inventory consists of residential first mortgages. As of June 30, 2013, approximately 1.4% (approximately $1.0 billion) of Citi's residential first mortgage portfolio was in Citi's foreclosure inventory, compared to 1.2% ($0.9 billion) as of March 31, 2013 and 2.1% ($1.7 billion) as of June 30, 2012 (for each period, based on the dollar amount of ending net receivables of loans in foreclosure inventory as of such date, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs).

        The increase in Citi's foreclosure inventory quarter-over-quarter was primarily a result of the initiation of new foreclosures that had previously been delayed from entering foreclosure due to increased state requirements and other regulatory requirements for foreclosure filings (e.g., extensive documentation, processing and filing requirements). Despite this slight increase quarter-over-quarter, Citi's foreclosure inventory remained below prior-year levels, due primarily to the foreclosure delays discussed above as well as Citi's continued asset sales of delinquent first mortgages and loan modifications, including under the national mortgage and independent foreclosure review settlements.

        Although there was an increase in the initiation of foreclosures during the second quarter of 2013, the foreclosure process largely remains stagnant across most states, driven primarily by the additional regulatory requirements necessary to complete foreclosures as well as the continued lengthening of the foreclosure process. Citi continues to experience average timeframes to foreclosure that are two to three times longer than historical norms. Extended foreclosure timelines continue to be more pronounced in the judicial states (i.e., states that require foreclosures to be processed via court approval), where Citi has a higher concentration of residential first mortgages in foreclosure (see "North America Residential First Mortgages—State Delinquency Trends" above).

        In addition, active foreclosure units in process for two years or more as a percentage of Citi's total residential and home equity foreclosure inventory was approximately 32%, unchanged from March 31, 2013, and increased from 19% as of June 30, 2012, reflecting the extended foreclosure timelines and lower number of loans moving into foreclosure.

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

        As of June 30, 2013, Citi's home equity loan portfolio of $34.2 billion included approximately $20.4 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or "reset." This compared to $21.1 billion at March 31, 2013. The following chart sets forth these Revolving HELOCs and the year in which they reset, as well as certain FICO and combined loan-to-value (CLTV) characteristics of the portfolio:

Note:
Totals may not sum due to rounding.

•
Average refreshed FICO for Revolving HELOCs that will amortize between 2013-2014 was 720.

•
Average refreshed CLTV for Revolving HELOCs that will amortize between 2013-2014 was 64%.

•
Average refreshed FICO for Revolving HELOCs that will amortize between 2015-2017 was 722.

•
Average refreshed CLTV for Revolving HELOCs that will amortize between 2015-2017 was 82%.

        As indicated by the chart above, as of June 30, 2013, approximately only 4% of Citi's Revolving HELOCs had commenced amortization. Approximately 8% and 72% of the Revolving HELOCs will commence amortization during the remainder of the periods 2013-2014 and 2015-2017, respectively. Based on the limited sample of Revolving HELOCs that has begun amortization, Citi has experienced marginally higher delinquency rates in its amortizing home equity loan portfolio as compared to its non-amortizing loan portfolio. However, these resets have generally occurred during a period of declining interest rates, which Citi believes has likely reduced the overall "payment shock" to the borrower. Citi continues to monitor this reset risk closely, particularly as it approaches 2015, and Citi will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management is reviewing additional actions to offset potential reset risk, such as extending offers to non-amortizing home equity loan borrowers to convert the non-amortizing home equity loan to a fixed-rate amortizing loan.

        As of June 30, 2013, the percentage of Citi's U.S. home equity loans in a junior lien position where Citi also owned or serviced the first lien was approximately 30%. However, for all home equity loans (regardless of whether Citi owns or services the first lien), Citi manages its home equity loan account strategy through obtaining and reviewing refreshed credit bureau scores (which reflect the borrower's performance on all of its debts, including a first lien, if any), refreshed CLTV ratios and other borrower credit-related information. Historically, the default and delinquency statistics for junior liens where Citi also owns or services the first lien have been better than for those where Citi does not own or service the first lien. Citi believes this is generally attributable to origination channels and better credit characteristics of the portfolio, including FICO and CLTV, for those junior liens where Citi also owns or services the first lien.

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's home equity loan portfolio in North America. The vast majority of Citi's home equity loan exposure arises from its portfolio within Citi Holdings—LCL.

(1)
1Q'12 included approximately $55 million of charge-offs related to previously deferred principal balances on modified loans related to anticipated forgiveness of principal in connection with the national mortgage settlement. Excluding the impact of these charge-offs, net credit losses would have been $0.51 billion and $0.50 billion for the Citigroup and Citi Holdings portfolios, respectively.

(2)
Includes the following amounts of charge-offs related to Citi's fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 2Q'12, $21 million; 3Q'12, $16 million; 4Q'12, $30 million; 1Q'13, $51 million; and 2Q'13, $12 million. Citi expects net credit losses in its home equity loan portfolio in Citi Holdings to continue to be impacted by its fulfillment of the terms of the independent foreclosure review settlement. See also "Citi Holdings—Local Consumer Lending" above, and "National Mortgage Settlement/Independent Foreclosure Review Settlement" below.

(3)
3Q'12 included approximately $454 million of charge-offs related to OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. 4Q'12 included approximately $30 million benefit to charge-offs related to finalizing the impact of the OCC guidance. Excluding these impacts, net credit losses would have been $0.43 billion in 3Q'12 and $0.39 billion in 4Q'12 for the Citigroup portfolio, and $0.41 billion in 3Q'12 and $0.38 billion in 4Q'12 for the Citi Holdings portfolio.

(4)
Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

N/A Not Applicable

Note:
For each of the tables above, days past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

        As evidenced by the tables above, home equity loan delinquencies improved during the second quarter of 2013, including fewer loans entering the 30-89 days past due delinquency bucket. The improvement quarter-over-quarter was driven by continued modifications and improvement in HPI. Given the lack of a market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 13 to the Consolidated Financial Statements), Citi's ability to reduce delinquencies or net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans or otherwise, is more limited as compared to residential first mortgages. Citi has taken these trends and uncertainties into consideration in determining its loan loss reserves. See "North America Consumer Mortgages—Loan Loss Reserve Coverage" below.

North America Home Equity Loans—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's home equity loans as of June 30, 2013 and March 31, 2013.

	June 30, 2013					March 31, 2013
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO
CA	$8.9	28%	1.8%	26%	725	$9.3	28%	1.9%	36%	723
NY/NJ/CT	7.6	24	2.3	20	717	7.7	23	2.3	22	715
FL	2.3	7	3.2	51	701	2.3	7	3.3	55	700
IL	1.3	4	1.9	57	712	1.3	4	1.7	59	710
IN/OH/MI	1.1	3	1.7	59	686	1.1	3	2.0	59	681
AZ/NV	0.8	2	2.5	63	712	0.8	2	2.7	69	710
Other	10.3	32	1.9	32	698	10.8	33	2.0	38	696

Total	$32.3	100%	2.1%	31%	711	$33.3	100%	2.1%	37%	709

Note:
Totals may not sum due to rounding.

(1)
Certain of the states are included as part of a region based on Citi's view of similar HPI within the region. New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans.

        As evidenced by the table above, Citi's home equity portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York as the largest of the three states). The stable to improving refreshed CLTV percentages at June 30, 2013 was primarily the result of improvements in HPI in these states/regions, thereby increasing values used in the determination of CLTV. For the reasons described under "North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Home Equity Loans" above, Citi could experience increased delinquencies and thus increased net credit losses in certain of these states and/or regions going forward.

National Mortgage Settlement/Independent Foreclosure Review Settlement

        Under the national mortgage settlement, entered into by Citi and other financial institutions in February 2012, Citi agreed to provide (i) customer relief in the form of loan modifications for delinquent borrowers, including principal reductions, and other loss mitigation activities to be completed over three years, with a required settlement value of $1.4 billion; and (ii) refinancing concessions to enable current borrowers whose properties are worth less than the balance of their loans to reduce their interest rates, also to be completed over three years, with a required settlement value of $378 million. Pursuant to the independent foreclosure review settlement, entered into by Citi and other major mortgage servicers in January 2013, Citi agreed to offer $487 million of mortgage assistance to borrowers in accordance with agreed criteria.

        For additional information regarding the national mortgage settlement and the independent foreclosure review settlement, including Citi's accounting for the various loan modifications and refinancing concessions offered, see "Managing Global Risk—Credit Risk—National Mortgage Settlement" and "—Independent Foreclosure Review Settlement" in Citi's 2012 Annual Report on Form 10-K.

        As of the end of the second quarter of 2013, Citi believes it has fulfilled its requirement for the loan modification remediation and refinancing concessions under the national mortgage settlement. The results are pending review and certification of the monitor required by the national mortgage settlement, which is not expected to be completed until later in 2013.

        Through June 30, 2013, Citi assisted approximately 47,000 customers under the loan modification and other loss-mitigation activities provisions of the national mortgage settlement, resulting in an aggregate principal reduction of approximately $3.2 billion that is potentially eligible for inclusion in the settlement value (like other financial institutions party to the national mortgage settlement, Citi does not receive dollar-for-dollar settlement value for the relief it provides under the national mortgage settlement in all cases). Net credit losses of approximately $600 million have been incurred to date relating to the loan modifications under the national mortgage settlement, all of which were offset by loan loss reserve releases (net credit losses included approximately $370 million of incremental charge-offs related to anticipated forgiveness of principal in connection with the national mortgage settlement in the first quarter of 2012).

        In addition, as of June 30, 2013, Citi has provided refinance concessions under the national mortgage settlement to approximately 17,000 customers holding loans with a total unpaid principal balance of $2.8 billion, thus reducing their interest rate to 5.25% or less for the remaining life of the loan.

        As of June 30, 2013, approximately 8,000 customers holding loans with a total unpaid principal balance of $1.2 billion who were provided refinance concessions under the national mortgage settlement have been accounted for as TDRs. These refinancing concessions have not had a material impact on the fair value of the modified mortgage loans. Further, Citi estimates the forgone future interest income as a result of the refinance concessions under the national mortgage settlement that were not accounted for as TDRs was approximately $15 million during the second quarter of 2013, and that the total amount of expected forgone future interest income as a result of the refinancing concessions will be approximately $60 million annually.

        With respect to the independent foreclosure review settlement, Citi continues to fulfill its obligations under the settlement, and estimates it will incur additional net credit losses of approximately $30 million per quarter during the remainder of 2013. Citi continues to believe its loan loss reserve as of June 30, 2013 will be sufficient to cover any mortgage assistance under the independent foreclosure review settlement.

Consumer Mortgage FICO and LTV

        The following charts detail the quarterly trends for Citi's residential first mortgage and home equity loan portfolios by risk segment (FICO and LTV) and the 90+ day delinquency rates for those risk segments. For example, in the second quarter of 2013, residential first mortgages had $4.9 billion of balances with refreshed FICO < 660 and refreshed LTV > 100%. Approximately 15.4% of these loans in this segment were over 90+ days past due.

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

  –
  Balances exclude deferred fees/costs.

  –
  Tables exclude balances for which FICO or LTV data is unavailable. For residential first mortgages, balances for which such data is unavailable include $0.3 billion in the second quarter of 2013, $0.5 billion in the first quarter of 2013 and $0.4 billion in each of the other periods presented. For home equity loans, balances for which such data is unavailable include $0.2 billion in the second quarter of 2013, $0.6 billion in the first quarter of 2013 and $0.2 billion in each of the other periods presented.

        Citi's residential first mortgages with an LTV above 100% has declined by 27% since the first quarter of 2013, and high LTV loans with FICO scores of less than 660 decreased by 18% to $4.9 billion. The residential first mortgage portfolio has migrated to a higher FICO and lower LTV distribution as a result of home price appreciation, asset sales and principal forgiveness. Loans 90+ days past due in the residential first mortgage portfolio with refreshed FICO scores of less than 660 as well as higher LTVs have declined by approximately 19%, or $0.2 billion, quarter-over-quarter to approximately $0.8 billion. This can be attributed to asset sales and modification programs, offset by the lengthening of the foreclosure process, as discussed in the sections above. Citi's home equity loans with a CLTV above 100% have declined by 18% since the first quarter of 2013, and high CLTV loans with FICO scores of less than 660 decreased by 17% to approximately $2.9 billion. The CLTV improvement was primarily the result of home price appreciation, charge offs and repayments.

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

        Citi's MSRs totaled $2.5 billion as of June 30, 2013, compared to $2.2 billion and $1.9 billion at March 31, 2013 and December 31, 2012, respectively. The increase in the value of Citi's MSRs from March 31, 2013 primarily reflected the impact from higher interest rates partially offset by amortization. As of June 30, 2013, approximately $1.9 billion of MSRs were specific to Citicorp, with the remainder to Citi Holdings.

        For additional information on Citi's MSRs, see Note 19 to the Consolidated Financial Statements.

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

        As of the first quarter of 2013, Citi considers private-label securitization representation and warranty claims as part of its litigation accrual analysis (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representation and Warranties—Repurchase Reserve" in Citi's First Quarter of 2013 Form 10-Q for additional information). For additional information, see Note 24 to the Consolidated Financial Statements.

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

        On June 28, 2013, Citi reached an agreement with Fannie Mae to resolve potential future repurchase claims for breaches of representations and warranties on 3.7 million residential first mortgage loans sold to Fannie Mae that were originated between 2000 and 2012 (Covered Loans). Citi paid Fannie Mae $968 million under the agreement, substantially all of which was covered by Citi's existing mortgage repurchase reserves as of March 31, 2013. The agreement covers potential future origination-related representation and warranty claims on the Covered Loans. The agreement does not release Citi's liability with respect to its servicing or other ongoing contractual obligations on the Covered Loans. It also does not release liability to a population of less than 12,000 loans originated between 2000 and 2012 with certain characteristics such as loans sold with a performance guarantee or under special credit enhancement programs.

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

        As of June 30, 2013, approximately $7.8 billion of the $24.6 billion remained outstanding (compared to $8.3 billion at March 31, 2013) as a result of repayments of approximately $15.4 billion and cumulative losses (incurred by the issuing trusts) of approximately $1.4 billion. The remaining outstanding amount is composed of approximately $3.8 billion in prime trusts and approximately $4.0 billion in Alt-A trusts, as classified at issuance. As of June 30, 2013, the remaining outstanding amount had a 90 days or more delinquency rate of approximately 16.3% (compared to 15.9% at March 31, 2013).

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

        As of June 30, 2013, approximately $18.3 billion of the $66.4 billion remained outstanding (compared to $19.1 billion at March 31, 2013) as a result of repayments of approximately $36.9 billion and cumulative losses (incurred by the issuing trusts) of approximately $11.1 billion (of which approximately $8.4 billion related to loans in subprime trusts). The remaining outstanding amount is composed of approximately $4.6 billion in prime trusts, $3.9 billion in Alt-A trusts and $9.8 billion in subprime trusts, as classified at issuance. As of June 30, 2013, the remaining outstanding amount had a 90 days or more delinquency rate of approximately 24.1% (compared to 25.4% at March 31, 2013).

Whole Loan Representation and Warranty Claims by Claimant

        The following table sets forth the original principal balance of representation and warranty claims by claimant, as well as the original principal balance of unresolved claims by claimant, for each of the quarterly periods presented:

	Claims during the three months ended(1)
In millions of dollars	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
GSEs and others(2)	$634	$1,110	$769	$863	$860
Mortgage insurers(3)	13	16	18	21	90

Total	$647	$1,126	$787	$884	$950

	Unresolved claims at(1)
In millions of dollars	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
GSEs and others(2)	$259	$1,246	$1,224	$1,371	$1,263
Mortgage insurers(3)	5	6	5	4	15

Total	$264	$1,252	$1,229	$1,375	$1,278

(1)
As noted above, excludes private-label securitization claims which Citi considers as part of its litigation accrual analysis and not as part of its repurchase reserve. The original principal balance of representation and warranty claims received on private-label securitizations was $1.5 billion during 2012 and $1.0 billion year-to-date in 2013. The original principal balance of unresolved private-label securitization representation and warranty claims was $2.7 billion as of June 30, 2013.

(2)
Predominantly related to claims from the GSEs. The quarter-over-quarter decrease in unresolved claims to the GSEs and others reflects the agreement with Fannie Mae.

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

Repurchase Reserve

        Citi has recorded a repurchase reserve for its potential repurchase or make-whole liability regarding representation and warranty claims, which primarily relates to whole loan sales to the GSEs. Specifically, the repurchase reserve balance is available to cover representation and warranty claims on residential mortgage loans sold to Freddie Mac, loans sold to Fannie Mae that are excluded from the Fannie Mae agreement (as discussed above) and loans sold to private investors.

        The repurchase reserve is based on various assumptions which are primarily based on Citi's historical repurchase activity with the GSEs. As of June 30, 2013, the most significant assumptions used to calculate the reserve levels are the: (i) probability of a claim based on correlation between loan characteristics and repurchase claims; (ii) claims appeal success rates; and (iii) estimated loss per repurchase or make-whole payment. In addition, Citi considers reimbursements estimated to be received from third-party sellers, if any, which are generally based on Citi's analysis of its most recent collection trends and the financial solvency or viability of the third-party sellers.

        During the second quarter of 2013, Citi recorded an additional reserve of $245 million relating to its whole loan sales repurchase exposure, which was recorded in Citi Holdings—Local Consumer Lending. The change in estimate in the second quarter of 2013 primarily resulted from (i) a continued heightened focus by Freddie Mac, including elevated loan documentation requests, resulting in increased estimates of repurchase claims, (ii) a deteriorating repurchase estimate associated with mortgage insurance rescission behavior, and (iii) an incremental reserve related to the Fannie Mae agreement. Citi's claims appeal success rate remained stable during the second quarter of 2013, with approximately half of repurchase claims successfully appealed and thus resulting in no loss to Citi.

        As referenced above, the repurchase reserve estimation process for potential whole loan representation and warranty claims relies on various assumptions that involve numerous estimates and judgments, including with respect to certain future events, and thus entails inherent uncertainty. Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued as of June 30, 2013 could be up to $0.2 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management's judgment regarding reasonably possible adverse changes to those assumptions.

Citi's estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

        The table below sets forth the activity in the repurchase reserve for each of the quarterly periods presented:

	Three Months Ended
In millions of dollars	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Balance, beginning of period	$1,415	$1,565	$1,516	$1,476	$1,376
Reclassification(1)	—	(244)	—	—	—
Additions for new sales(2)	9	7	6	7	4
Change in estimate(3)	245	225	173	200	242
Utilizations	(37)	(138)	(130)	(167)	(146)
Fannie Mae Agreement(4)	(913)	—	—	—	—

Balance, end of period	$719	$1,415	$1,565	$1,516	$1,476

(1)
Reflects first quarter of 2013 reclassification of $244 million of the repurchase reserve relating to private-label securitizations to Citi's litigation accruals (see discussion above).

(2)
Reflects new whole loan sales, primarily to the GSEs.

(3)
The change in estimate for the second quarter of 2013 related to whole loan sales to the GSEs and private investors.

(4)
Reflects $968 million paid pursuant to the Fannie Mae agreement, net of repurchases made in the first quarter of 2013, as set forth in the Fannie Mae agreement.

        The following table sets forth the unpaid principal balance of loans repurchased due to representation and warranty claims during each of the quarterly periods presented:

	Three Months Ended
In millions of dollars	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
GSEs and others(1)	$220	$190	$157	$105	$202

(1)
Predominantly related to claims from the GSEs.

        In addition to the amounts set forth in the table above, Citi recorded make-whole payments of $59 million, $93 million, $92 million, $118 million and $91 million for the quarterly periods ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012, respectively. Nearly all of these make-whole payments were to the GSEs.

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

 North America Cards

Overview

        Citi's North America cards portfolio primarily consists of its Citi-branded cards and Citi retail services portfolios in Citicorp. As of June 30, 2013, the Citicorp Citi-branded cards portfolio totaled approximately $69 billion, while the Citi retail services portfolio was approximately $36 billion.

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

 CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 2013	June 2013	March 2013	June 2012	June 2013	March 2013	June 2012
Citicorp(3)(4)
Total	$283.7	$2,644	$2,941	$3,090	$2,967	$3,389	$3,449
Ratio		0.94%	1.02%	1.09%	1.05%	1.18%	1.22%

Retail banking
Total	$145.2	$849	$863	$869	$1,085	$1,191	$1,049
Ratio		0.59%	0.59%	0.63%	0.75%	0.81%	0.76%
North America	41.7	285	282	294	217	226	215
Ratio		0.71%	0.68%	0.74%	0.54%	0.54%	0.54%
EMEA	5.3	41	43	49	68	70	78
Ratio		0.77%	0.83%	1.07%	1.28%	1.35%	1.70%
Latin America	29.7	318	309	285	368	427	316
Ratio		1.07%	1.02%	1.10%	1.24%	1.41%	1.22%
Asia	68.5	205	229	241	432	468	440
Ratio		0.30%	0.33%	0.36%	0.63%	0.67%	0.65%

Cards
Total	$138.5	$1,795	$2,078	$2,221	$1,882	$2,198	$2,400
Ratio		1.30%	1.47%	1.53%	1.36%	1.55%	1.65%
North America—Citi-branded	69.3	663	732	830	588	679	744
Ratio		0.96%	1.06%	1.14%	0.85%	0.98%	1.02%
North America—Citi retail services	36.0	556	651	721	615	685	852
Ratio		1.54%	1.84%	1.97%	1.71%	1.94%	2.33%
EMEA	2.8	44	45	43	57	60	61
Ratio		1.57%	1.61%	1.54%	2.04%	2.14%	2.18%
Latin America	11.5	323	418	405	335	449	428
Ratio		2.81%	2.81%	2.96%	2.91%	3.01%	3.12%
Asia	18.9	209	232	222	287	325	315
Ratio		1.11%	1.20%	1.13%	1.52%	1.68%	1.61%

Citi Holdings—Local Consumer Lending(5)(6)
Total	$97.9	$3,207	$3,678	$5,354	$3,151	$3,407	$4,614
Ratio		3.56%	3.80%	4.64%	3.50%	3.52%	4.00%
International	6.2	242	269	363	255	286	453
Ratio		3.90%	4.08%	3.90%	4.11%	4.33%	4.87%
North America	91.7	2,965	3,409	4,991	2,896	3,121	4,161
Ratio		3.53%	3.78%	4.71%	3.45%	3.46%	3.93%

Total Citigroup (excluding Special Asset Pool)	$381.6	$5,851	$6,619	$8,444	$6,118	$6,796	$8,063
Ratio		1.57%	1.72%	2.12%	1.65%	1.76%	2.02%

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

(4)
The 90+ days and 30-89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $728 million ($1.3 billion), $736 million ($1.5 billion), and $748 million ($1.2 billion) at June 30, 2013, March 31, 2013 and June 30, 2012, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) were $144 million, $121 million, and $124 million, at June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for North America Local Consumer Lending exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (EOP loans) for each period were $3.5 billion ($6.8 billion), $3.7 billion ($7.0 billion), and $4.3 billion ($7.4 billion) at June 30, 2013, March 31, 2013 and June 30, 2012, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) for each period were $1.2 billion, $1.1 billion, and $1.3 billion, at June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

(6)
The June 30, 2013, March 31, 2013 and June 30, 2012 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $1.0 billion, $1.2 billion and $1.2 billion, respectively, of loans that are carried at fair value.

 Consumer Loan Net Credit Losses and Ratios

		Net credit losses(2)
	Average loans(1) 2Q13
In millions of dollars, except average loan amounts in billions		2Q13	1Q13	2Q12
Citicorp
Total	$282.5	$1,785	$1,909	$2,039
Ratio		2.53%	2.69%	2.94%

Retail banking
Total	$145.0	$299	$338	$276
Ratio		0.83%	0.93%	0.80%
North America	41.0	44	55	62
Ratio		0.43%	0.52%	0.61%
EMEA	5.3	(2)	9	7
Ratio		(0.15%)	0.72%	0.60%
Latin America	29.9	204	207	135
Ratio		2.74%	2.86%	2.15%
Asia	68.8	53	67	72
Ratio		0.31%	0.39%	0.43%

Cards
Total	$137.5	$1,486	$1,571	$1,763
Ratio		4.33%	4.53%	5.04%
North America—Citi-branded	68.4	665	692	840
Ratio		3.90%	4.03%	4.71%
North America—retail services	35.8	481	508	609
Ratio		5.39%	5.61%	6.71%
EMEA	2.8	1	20	7
Ratio		0.14%	2.80%	1.01%
Latin America	11.5	212	212	180
Ratio		7.39%	7.48%	7.03%
Asia	19.0	127	139	127
Ratio		2.68%	2.85%	2.62%

Citi Holdings—Local Consumer Lending
Total	$104.2	$775	$920	$1,289
Ratio		2.98%	3.37%	4.09%
International	6.4	51	85	154
Ratio		3.20%	4.72%	6.45%
North America	97.8	724	835	1,135
Ratio		2.97%	3.28%	3.90%

Total Citigroup (excluding Special Asset Pool)	$386.7	$2,560	$2,829	$3,328
Ratio		2.66%	2.88%	3.30%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

 CORPORATE CREDIT DETAILS

        For additional information on the credit process for Citi's corporate clients and investment banking activities, see "Managing Global Risk—Risk Management—Overview" and "Managing Global Risk—Credit Risk—Corporate Loan Details" in Citigroup's 2012 Annual Report on Form 10-K.

Corporate Credit Portfolio

        The following table represents the Corporate credit portfolio (excluding Private Bank in Securities and Banking), before consideration of collateral or hedges, by remaining tenor at June 30, 2013 and December 31, 2012. The Corporate credit portfolio includes loans and unfunded lending commitments in Citi's institutional client exposure in ICG and SAP by Citi's internal management hierarchy and is broken out by (i) direct outstandings, which include drawn loans, overdrafts, bankers' acceptances and leases, and (ii) unfunded lending commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At June 30, 2013				At December 31, 2012
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$107	$72	$31	$210	$92	$76	$28	$196
Unfunded lending commitments	90	194	18	302	88	199	28	315

Total	$197	$266	$49	$512	$180	$275	$56	$511

Portfolio Mix—Geography, Counterparty and Industry

        Citi's Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded lending commitments by region based on Citi's internal management geography:

	June 30, 2013	December 31, 2012
North America	51%	52%
EMEA	27	27
Asia	15	14
Latin America	7	7

Total	100%	100%

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

        The following table presents the Corporate credit portfolio by facility risk rating at June 30, 2013 and December 31, 2012, as a percentage of the total Corporate credit portfolio:

	Direct outstandings and unfunded lending commitments
	June 30, 2013	December 31, 2012
AAA/AA/A	51%	52%
BBB	15	14
BB/B	32	32
CCC or below	2	2
Unrated	—	—

Total	100%	100%

        Citi's Corporate credit portfolio is also diversified by industry, with a concentration in the financial sector, broadly defined, and including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded lending commitments to industries as a percentage of the total Corporate credit portfolio:

	Direct outstandings and unfunded lending commitments
	June 30, 2013	December 31, 2012
Transportation and industrial	21%	21%
Petroleum, energy, chemical and metal	20	20
Consumer retail and health	15	15
Banks/broker-dealers	11	10
Technology, media and telecom	10	9
Public sector	7	8
Insurance and special purpose entities	5	6
Real estate	5	4
Hedge funds	4	4
Other industries	2	3

Total	100%	100%

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

        At June 30, 2013 and December 31, 2012, $30.3 billion and $33.0 billion, respectively, of the Corporate credit portfolio was economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At June 30, 2013 and December 31, 2012, the credit protection was economically hedging underlying Corporate credit portfolio with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2013	December 31, 2012
AAA/AA/A	30	34
BBB	41	39
BB/B	24	23
CCC or below	5	4

Total	100	100

        At June 30, 2013 and December 31, 2012, the credit protection was economically hedging underlying Corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	June 30, 2013	December 31, 2012
Transportation and industrial	27%	27%
Petroleum, energy, chemical and metal	22	25
Technology, media and telecom	13	11
Banks/broker-dealers	12	10
Public sector	9	5
Consumer retail and health	9	13
Insurance and special purpose entities	5	5
Other industries	3	4

Total	100%	100%

        For additional information on Citi's Corporate credit portfolio, including allowance for loan losses, coverage ratios and Corporate non-accrual loans, see "Credit Risk—Loans Outstanding, Details of Credit Loss Experience, Allowance for Loan Losses and Non-Accrual Loans and Assets" above.

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

	June 30, 2013		March 31, 2013		June 30, 2012
In millions of dollars	Increase	Decrease	Increase	Decrease	Increase	Decrease
U.S. dollar(1)	$1,117	NM	$881	NM	$691	NM
Mexican peso	77	(77)	38	(38)	42	(42)
Euro	3	NM	12	NM	32	NM
Japanese yen	58	NM	65	NM	79	NM
Pound sterling	54	NM	46	NM	46	NM
All other currencies(2)	455	NM	483	NM	430	NM

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the table since these exposures are economically managed in combination with marked-to-market positions. The U.S. dollar IRE associated with these businesses was $(244) million for a 100 basis point instantaneous increase in interest rates as of June 30, 2013.

(2)
Other currencies, excluding certain trading-oriented businesses, includes 77 additional currencies.

NM Not meaningful. A 100 basis point decrease in interest rates would imply negative rates for the yield curve.

        Generally, Citi manages its IRE for non-trading portfolios as a consolidated net position by currency. Citi's client-facing businesses create interest rate sensitive positions, including loans and deposits, as part of their on-going activities and transfer the risk to Citi Treasury. Operating within established limits, Citi Treasury makes positioning decisions and uses tools, such as Citi's investment securities portfolio, firm-issued debt and related interest rate derivatives, to achieve the desired risk profile. Changes in net IRE reflect the accumulated changes in all non-trading assets and liabilities, with potentially large and offsetting impacts, as well as Citi Treasury's positioning decisions.

        The changes in the U.S. dollar IRE from the prior quarter and year primarily reflected changes in Citi's balance sheet composition, including the growth and seasoning of Citi's deposit balances, increases in Citi's capital base and Citi Treasury positioning.

        Citi routinely runs multiple interest rate scenarios, including rate increases and decreases as well as steepening and flattening of the yield curve, to anticipate how net interest revenue might behave in different interest rate environments.

        The following table shows the approximate annualized risk to net interest revenue from six different changes in the implied-forward rates for the U.S. dollar. Each scenario assumes that the rate change will occur instantaneously, and that there are no changes to Citi's portfolio positioning as a result of the interest rate changes.

	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 5	Scenario 6
Overnight rate change (bps)	—	100	200	(200)	(100)	—
10-year rate change (bps)	(100)	—	100	(100)	—	100

Impact to net interest revenue (in millions of dollars)	$(119)	$1,090	$2,209	NM	NM	$88

 Changes in Interest Rates and Foreign Exchange Rates—Impacts on Accumulated Other Comprehensive Income and Capital

        Changes in interest rates and foreign currency exchange rates can also impact Citi's Accumulated other comprehensive income (AOCI), which can in turn impact Citi's common equity, tangible book equity and regulatory capital ratios. For the reasons discussed below, however, Citi believes that changes in foreign exchange rates are less likely to have a significant impact on Citi's estimated Basel III Tier 1 Common ratio.

        As of June 30, 2013, Citi estimates the effect of a parallel instantaneous 100 basis point increase in interest rates could reduce Citi's AOCI by approximately $2.4 billion, or 1.5% of tangible common equity (TCE), driven by a reduction in unrealized gains or an increase in unrealized losses on the available-for-sale securities portfolio, partially offset by increases in the value of cash flow hedges and pension liability adjustments. Citi further estimates that these changes could reduce its estimated Basel III Tier 1 Common ratio (as calculated based on the Basel III NPR) by approximately 35 basis points. In accordance with the definition of Tier 1 Capital under Basel III, this estimate excludes the effect of cash flow hedges and considers the effect of Citi's deferred tax asset position.

        During the second quarter of 2013, interest rates in many of Citi's markets increased markedly. Primarily as a result of these increases, Citi's AOCI, excluding foreign currency translation, declined by approximately $1.2 billion after-tax, driven by a $2.1 billion after-tax decline in unrealized gains (losses) on investment securities, partially offset by increases in the value of cash flow hedges and pension liability adjustments. Citi estimates that this change reduced its estimated Basel III Tier 1 Common ratio by approximately 14 basis points, excluding the potential effects of changes in Citi's deferred tax asset position.

        With respect to changes in foreign exchange rates, as of June 30, 2013, Citi estimates that a simultaneous 5% appreciation of the U.S. dollar against all of Citi's foreign currencies could reduce Citi's foreign currency translation adjustment, net of hedges, by approximately $2.3 billion, and its TCE by approximately $1.6 billion, or 1.0% of TCE. The difference between common equity and TCE relates to the translation of goodwill and other intangibles denominated in foreign currencies. These changes would primarily be driven by changes in the value of the Mexican peso, the British pound sterling, the Japanese yen, the Korean won and the Euro.

        Despite this decrease in TCE, Citi believes its business model and management of foreign currency translation exposure work to minimize the effect of changes in foreign exchange rates on its estimated Basel III Tier 1 Common ratio. Specifically, as currency movements change the value of Citi's capital denominated in foreign currencies, these movements also change the value of Citi's risk-weighted assets denominated in those currencies. This effect, coupled with Citi's foreign currency hedging strategies, limits the effect of foreign currency translation on Citi's Basel III Tier 1 Common ratio, thus typically resulting in an immaterial impact from quarter-to-quarter.

        During the second quarter of 2013, the U.S. dollar appreciated by approximately 3.5% against the major currencies to which Citi is exposed, resulting in a reduction in TCE of approximately $1.2 billion after-tax, or approximately 0.7%. Despite this reduction, the impact on Citi's estimated Basel III Tier 1 Common ratio was a reduction of approximately 4 basis points, as the decline in AOCI was partly offset by foreign currency reductions in risk-weighted assets.

        For additional information in the changes in AOCI during the second quarter and first half of 2013 (and comparable periods), see Note 17 to the Consolidated Financial Statements.

Price Risk—Trading Portfolios

Value at Risk

        Value at risk (VAR) estimates, at a 99% confidence level, the potential decline in the value of a position or a portfolio under normal market conditions assuming a one-day holding period. VAR statistics, which are based on historical data, can be materially different across firms due to differences in portfolio composition, differences in VAR methodologies, and differences in model parameters. Due to these inconsistencies, Citi believes VAR statistics can be used more effectively as indicators of trends in risk taking within a firm, rather than as a basis for inferring differences in risk taking across firms.

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

        The conservative features of the VAR calibration contribute approximately 14% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets. Under normal and stable market conditions, Citi would thus expect the number of days where trading losses exceed its VAR to be less than two or three exceptions per year. Periods of unstable market conditions could increase the number of these exceptions. During the last four quarters, there have been no back-testing exceptions (back-testing is the process in which the daily one-day 99% confidence interval regulatory capital VAR is compared to the change in the market value of transactions included in that VAR calculation).

        As set forth in the table below, Citi's total trading and credit portfolios VAR was $123 million, $99 million and $143 million at June 30, 2013, March 31, 2013 and June 30, 2012, respectively. Daily total trading and credit portfolio VAR averaged $120 million in the second quarter of 2013 and ranged between $104 million to $142 million. The increase in Citi's average total trading and credit portfolio VAR quarter-over-quarter was due to increased foreign exchange exposures within Citicorp FX and local markets. The decrease in Citi's average total trading and credit portfolio VAR year-over-year was due to both position moves as well as the fact that the relatively higher volatilities from 2009 and 2010 are no longer included in the three-year volatility time horizon used for VAR, as previously disclosed, as well as reduced risk in the credit portfolios.

In millions of dollars	June 30, 2013	Second Quarter 2013 Average	March 31, 2013	First Quarter 2013 Average	June 30, 2012	Second Quarter 2012 Average
Interest rate	$117	$111	$112	$113	$122	$119
Foreign exchange	32	41	28	27	42	40
Equity	33	28	22	12	21	31
Commodity	12	12	12	34	17	18
Diversification benefit(1)	(78)	(80)	(81)	(81)	(86)	(86)

Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$116	$112	$93	$105	$116	$122

Specific risk-only component(3)	$13	$11	$9	$18	$23	$17

Total—general market factors only	$103	$101	$84	$87	$93	$105
Incremental impact of credit portfolios(4)	$7	$8	$6	$5	$27	$27

Total trading and credit portfolios VAR	$123	$120	$99	$110	$143	$149

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

(2)
The total trading VAR includes trading positions from S&B, Citi Holdings and Citi Treasury.

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

        The table below provides the range of market factor VARs for total trading VAR, inclusive of specific risk, across the following quarters:

	Second Quarter 2013		First Quarter 2013		Second Quarter 2012
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$96	$126	$92	$137	$109	$149
Foreign exchange	27	66	24	63	32	53
Equity	20	60	19	39	21	43
Commodity	9	18	8	17	13	21

        The following table provides the VAR for S&B during the second quarter of 2013, excluding hedges to the loan portfolio, fair value option loans and DVA/CVA, net of hedges.

In millions of dollars	June 30, 2013
Total—all market risk factors, including general and specific risk	$113

Average—during year	$106
High—during quarter	127
Low—during quarter	94

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

 INTEREST REVENUE/EXPENSE YIELDS

In millions of dollars, except as otherwise noted	2nd Qtr. 2013		1st Qtr. 2013		2nd Qtr. 2012		Change 2Q13 vs. 2Q12
Interest revenue(1)	$15,982		$16,087		$16,825		(5)%
Interest expense	4,158		4,330		5,343		(22)

Net interest revenue(1)(2)(3)	$11,824		$11,757		$11,482		3%

Interest revenue—average rate	3.85%		3.94%		4.03%		(18	) bps
Interest expense—average rate	1.21		1.29		1.52		(31	) bps
Net interest margin	2.85		2.88		2.75		10	bps

Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.27%		0.26%		0.29%		(2	) bps
10-year U.S. Treasury note—average rate	1.99		1.95		1.83		16	bps

10-year vs. two-year spread	172	bps	169	bps	154	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $142 million, $127 million and $139 million for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

(2)
Excludes expenses associated with certain hybrid financial instruments. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

(3)
Interest revenue, expense, rates and volumes exclude Brazil Credicard (Discontinued operations) for all periods presented. See Note 2 to the Consolidated Financial Statements.

        A significant portion of Citi's business activities are based upon gathering deposits and borrowing money, then lending or investing those funds, or participating in market-making activities in tradable securities. Citi's net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        As shown in the table above, Citi's NIM decreased by 3 basis points to 285 basis points on a sequential basis. The decline quarter-over-quarter was driven by continued pressure on loan and investment yields, partially offset by an improvement in deposit and long-term debt costs. Absent any significant changes or events, Citi continues to believe that on a full-year 2013 basis, it should be able to maintain its NIM slightly above the 282 basis points achieved in 2012, although with some quarterly fluctuations.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	2nd Qtr. 2013	1st Qtr. 2013	2nd Qtr. 2012	2nd Qtr. 2013	1st Qtr. 2013	2nd Qtr. 2012	2nd Qtr. 2013	1st Qtr. 2013	2nd Qtr. 2012
Assets
Deposits with banks(5)	$130,920	$123,784	$160,735	$252	$256	$329	0.77%	0.84%	0.82%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	159,604	$162,905	$158,267	$290	$316	$380	0.73%	0.79%	0.97%
In offices outside the U.S.(5)	116,021	109,283	127,781	412	372	522	1.42	1.38	1.64

Total	$275,625	$272,188	$286,048	$702	$688	$902	1.02%	1.03%	1.27%

Trading account assets(7)(8)
In U.S. offices	$131,542	$130,230	$124,160	$963	$938	$988	2.94%	2.92%	3.20%
In offices outside the U.S.(5)	131,468	134,945	127,239	740	728	753	2.26	2.19	2.38

Total	$263,010	$265,175	$251,399	$1,703	$1,666	$1,741	2.6%	2.55%	2.79%

Investments
In U.S. offices
Taxable	$179,112	$176,825	$164,847	$676	$686	$706	1.51%	1.57%	1.72%
Exempt from U.S. income tax	18,486	18,468	15,039	217	197	194	4.71	4.33	5.19
In offices outside the U.S.(5)	109,843	112,897	113,924	893	1,007	1,034	3.26	3.62	3.65

Total	$307,441	$308,190	$293,810	$1,786	$1,890	$1,934	2.33%	2.49%	2.65%

Loans (net of unearned income)(9)
In U.S. offices	$350,655	$353,287	$359,902	$6,328	$6,485	$6,714	7.24%	7.44%	7.50%
In offices outside the U.S.(5)	291,715	289,776	283,053	4,981	4,943	5,073	6.85	6.92	7.21

Total	$642,370	$643,063	$642,955	$11,309	$11,428	$11,787	7.06%	7.21%	7.37%

Other interest-earning assets	$46,606	$42,229	$43,420	$230	$159	$132	1.98%	1.53%	1.22%

Total interest-earning assets	$1,665,972	$1,654,629	$1,678,367	$15,982	$16,087	$16,825	3.85%	3.94%	4.03%

Non-interest-earning assets(7)	$229,708	$228,840	$234,352
Total assets from discontinued operations	3,194	3,320	3,366

Total assets	$1,898,874	$1,886,789	$1,916,085

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $142 million, $127 million and $139 million for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	2nd Qtr. 2013	1st Qtr. 2013	2nd Qtr. 2012	2nd Qtr. 2013	1st Qtr. 2013	2nd Qtr. 2012	2nd Qtr. 2013	1st Qtr. 2013	2nd Qtr. 2012
Liabilities
Deposits
In U.S. offices(5)	$261,403	$254,714	$228,957	$454	$490	$515	0.70%	0.78%	0.90%
In offices outside the U.S.(6)	477,207	480,497	486,761	1,129	1,186	1,418	0.95	1.00	1.17

Total	$738,610	$735,211	$715,718	$1,583	$1,676	$1,933	0.86%	0.92%	1.09%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$136,587	$129,545	$121,713	$218	$167	$270	0.64%	0.52%	0.89%
In offices outside the U.S.(6)	106,544	103,747	103,074	412	442	483	1.55	1.73	1.88

Total	$243,131	$233,292	$224,787	$630	$609	$753	1.04%	1.06%	1.35%

Trading account liabilities(8)(9)
In U.S. offices	$26,548	$26,330	$30,896	$21	$22	$37	0.32%	0.34%	0.48%
In offices outside the U.S.(6)	55,335	45,463	51,517	22	20	15	0.16	0.18	0.12

Total	$81,883	$71,793	$82,413	$43	$42	$52	0.21%	0.24%	0.25%

Short-term borrowings
In U.S. offices	$76,248	$70,728	$81,760	$45	$44	$69	0.24%	0.25%	0.34%
In offices outside the U.S.(6)	35,585	37,977	30,253	103	119	114	1.16	1.27	1.52

Total	$111,833	$108,705	$112,013	$148	$163	$183	0.53%	0.61%	0.66%

Long-term debt(10)
In U.S. offices	$195,063	$204,629	$260,276	$1,727	$1,816	$2,358	3.55%	3.60%	3.64%
In offices outside the U.S.(6)	10,117	11,110	15,025	27	24	64	1.07	0.88	1.71

Total	$205,180	$215,739	$275,301	$1,754	$1,840	$2,422	3.43%	3.46%	3.54%

Total interest-bearing liabilities	$1,380,637	$1,364,740	$1,410,232	$4,158	$4,330	$5,343	1.21%	1.29%	1.52%

Demand deposits in U.S. offices	$23,673	$12,728	$11,166
Other non-interest-bearing liabilities(8)	296,401	315,707	309,169
Total liabilities from discontinued operations	565	593	785

Total liabilities	$1,701,276	$1,693,768	$1,731,352

Citigroup stockholders' equity(11)	$195,594	$191,027	$182,807
Noncontrolling interest	2,004	1,994	1,926

Total equity(11)	$197,598	$193,021	$184,733

Total liabilities and stockholders' equity	$1,898,874	$1,886,789	$1,916,085

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$924,336	$917,077	$938,961	$6,200	$6,223	$5,912	2.69%	2.75%	2.53%
In offices outside the U.S.(6)	741,636	737,552	739,406	5,624	5,534	5,570	3.04	3.04	3.03

Total	$1,665,972	$1,654,629	$1,678,367	$11,824	$11,757	$11,482	2.85%	2.88%	2.75%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $142 million, $127 million and $139 million for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
In millions of dollars, except rates	Six Months 2013	Six Months 2012	Six Months 2013	Six Months 2012	Six Months 2013	Six Months 2012
Assets
Deposits with banks(5)	$127,352	$160,701	$508	$694	0.80%	0.87%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$161,255	$155,961	$606	$756	0.76%	0.97%
In offices outside the U.S.(5)	112,652	128,007	784	1,089	1.40	1.71

Total	$273,907	$283,968	$1,390	$1,845	1.02%	1.31%

Trading account assets(7)(8)
In U.S. offices	$130,886	$121,546	$1,901	$1,947	2.93%	3.22%
In offices outside the U.S.(5)	133,207	127,652	1,468	1,532	2.22	2.41

Total	$264,093	$249,198	$3,369	$3,479	2.57%	2.81%

Investments
In U.S. offices
Taxable	$177,969	$168,380	$1,362	$1,468	1.54%	1.75%
Exempt from U.S. income tax	18,477	14,822	414	405	4.52	5.50
In offices outside the U.S.(5)	111,370	113,583	1,900	2,061	3.44	3.65

Total	$307,816	$296,785	$3,676	$3,934	2.41%	2.67%

Loans (net of unearned income)(9)
In U.S. offices	$351,971	$360,025	$12,813	$13,619	7.34%	7.61%
In offices outside the U.S.(5)	290,746	283,119	9,924	10,412	6.88	7.40

Total	$642,717	$643,144	$22,737	$24,031	7.13%	7.51%

Other interest-earning assets	$44,418	$43,325	$389	$270	1.77%	1.25%

Total interest-earning assets	$1,660,303	$1,677,121	$32,069	$34,253	3.90%	4.11%

Non-interest-earning assets(7)	$229,274	$233,269
Total assets from discontinued operations	3,257	3,565

Total assets	$1,892,834	$1,913,955

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $142 million, $127 million and $139 million for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

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

(9)
Includes cash-basis loans.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
In millions of dollars, except rates	Six Months 2013	Six Months 2012	Six Months 2013	Six Months 2012	Six Months 2013	Six Months 2012
Liabilities
Deposits
In U.S. offices(5)	$258,059	$227,369	$944	$1,094	0.74%	0.97%
In offices outside the U.S.(6)	478,852	477,909	2,315	2,849	0.97	1.20

Total	$736,911	$705,278	$3,259	$3,943	0.89%	1.12%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$133,066	$119,897	$385	$456	0.58%	0.76%
In offices outside the U.S.(6)	105,146	102,162	854	992	1.64	1.95

Total	$238,212	$222,059	$1,239	$1,448	1.05%	1.31%

Trading account liabilities(8)(9)
In U.S. offices	$26,439	$31,260	$43	$69	0.33%	0.44%
In offices outside the U.S.(6)	50,399	48,210	42	36	0.17	0.15

Total	$76,838	$79,470	$85	$105	0.22%	0.27%

Short-term borrowings
In U.S. offices	$73,488	$83,165	$89	$107	0.24%	0.26%
In offices outside the U.S.(6)	36,781	30,725	222	284	1.22	1.86

Total	$110,269	$113,890	$311	$391	0.57%	0.69%

Long-term debt(10)
In U.S. offices	$199,846	$277,908	$3,543	$4,850	3.58%	3.51%
In offices outside the U.S.(6)	10,614	15,312	51	184	0.97	2.42

Total	$210,460	$293,220	$3,594	$5,034	3.44%	3.45%

Total interest-bearing liabilities	$1,372,690	$1,413,917	$8,488	$10,921	1.25%	1.55%

Demand deposits in U.S. offices	$18,201	$12,099
Other non-interest-bearing liabilities(8)	306,054	303,553
Total liabilities from discontinued operations	579	806

Total liabilities	$1,697,524	$1,730,375

Citigroup stockholders' equity(11)	$193,311	$181,755
Noncontrolling interest	1,999	1,825

Total equity(11)	$195,310	$183,580

Total liabilities and stockholders' equity	$1,892,834	$1,913,955

Net interest revenue as a percentage of average interest-earning assets(12)
In U.S. offices	$920,709	$946,698	$12,423	$12,044	2.72%	2.56%
In offices outside the U.S.(6)	739,594	730,423	11,158	11,288	3.04	3.11

Total	$1,660,303	$1,677,121	$23,581	$23,332	2.86%	2.80%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $142 million, $127 million and $139 million for the three months ended June 30, 2013, March 31, 2013 and June 30 2012, respectively.

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

(12)
Includes allocations for capital and funding costs based on the location of the asset.

 ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2013 vs. 1st Qtr. 2013			2nd Qtr. 2013 vs. 2nd Qtr. 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$14	$(18)	$(4)	$(58)	$(19)	$(77)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(6)	$(20)	$(26)	$3	$(93)	$(90)
In offices outside the U.S.(4)	24	16	40	(45)	(65)	(110)

Total	$18	$(4)	$14	$(42)	$(158)	$(200)

Trading account assets(5)
In U.S. offices	$10	$15	$25	$57	$(82)	$(25)
In offices outside the U.S.(4)	(19)	31	12	25	(38)	(13)

Total	$(9)	$46	$37	$82	$(120)	$(38)

Investments(1)
In U.S. offices	$10	$—	$10	$84	$(91)	$(7)
In offices outside the U.S.(4)	(27)	(87)	(114)	(36)	(105)	(141)

Total	$(17)	$(87)	$(104)	$48	$(196)	$(148)

Loans (net of unearned income)(6)
In U.S. offices	$(48)	$(109)	$(157)	$(170)	$(216)	$(386)
In offices outside the U.S.(4)	33	5	38	152	(244)	(92)

Total	$(15)	$(104)	$(119)	$(18)	$(460)	$(478)

Other interest-earning assets	$18	$53	$71	$10	$88	$98

Total interest revenue	$9	$(114)	$(105)	$22	$(865)	$(843)

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

(6)
Includes cash-basis loans.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	2nd Qtr. 2013 vs. 1st Qtr. 2013			2nd Qtr. 2013 vs. 2nd Qtr. 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$13	$(49)	$(36)	$67	$(128)	$(61)
In offices outside the U.S.(4)	(8)	(49)	(57)	(27)	(262)	(289)

Total	$5	$(98)	$(93)	$40	$(390)	$(350)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$9	$42	$51	$30	$(82)	$(52)
In offices outside the U.S.(4)	12	(42)	(30)	16	(87)	(71)

Total	$21	$—	$21	$46	$(169)	$(123)

Trading account liabilities(5)
In U.S. offices	$—	$(1)	$(1)	$(5)	$(11)	$(16)
In offices outside the U.S.(4)	4	(2)	2	1	6	7

Total	$4	$(3)	$1	$(4)	$(5)	$(9)

Short-term borrowings
In U.S. offices	$3	$(2)	$1	$(4)	$(20)	$(24)
In offices outside the U.S.(4)	(7)	(9)	(16)	18	(29)	(11)

Total	$(4)	$(11)	$(15)	$14	$(49)	$(35)

Long-term debt
In U.S. offices	$(85)	$(4)	$(89)	$(578)	$(53)	$(631)
In offices outside the U.S.(4)	(2)	5	3	(17)	(20)	(37)

Total	$(87)	$1	$(86)	$(595)	$(73)	$(668)

Total interest expense	$(61)	$(111)	$(172)	$(499)	$(686)	$(1185)

Net interest revenue	$70	$(3)	$67	$521	$(179)	$342

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

 ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Six Months 2013 vs. Six Months 2012
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits at interest with banks(4)	$(136)	$(50)	$(186)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$25	$(175)	$(150)
In offices outside the U.S.(4)	(121)	(184)	(305)

Total	$(96)	$(359)	$(455)

Trading account assets(5)
In U.S. offices	$143	$(189)	$(46)
In offices outside the U.S.(4)	65	(129)	(64)

Total	$208	$(318)	$(110)

Investments(1)
In U.S. offices	$129	$(226)	$(97)
In offices outside the U.S.(4)	(40)	(121)	(161)

Total	$89	$(347)	$(258)

Loans (net of unearned income)(6)
In U.S. offices	$(300)	$(506)	$(806)
In offices outside the U.S.(4)	275	(763)	(488)

Total	$(25)	$(1,269)	$(1,294)

Other interest-earning assets	$7	$112	$119

Total interest revenue	$47	$(2,231)	$(2,184)

Deposits(7)
In U.S. offices	$135	$(285)	$(150)
In offices outside the U.S.(4)	6	(540)	(534)

Total	$141	$(825)	$(684)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$46	$(117)	$(71)
In offices outside the U.S.(4)	28	(166)	(138)

Total	$74	$(283)	$(209)

Trading account liabilities(5)
In U.S. offices	$(10)	$(16)	$(26)
In offices outside the U.S.(4)	2	4	6

Total	$(8)	$(12)	$(20)

Short-term borrowings
In U.S. offices	$(12)	$(6)	$(18)
In offices outside the U.S.(4)	49	(111)	(62)

Total	$37	$(117)	$(80)

Long-term debt
In U.S. offices	$(1,383)	$76	$(1,307)
In offices outside the U.S.(4)	(45)	(88)	(133)

Total	$(1,428)	$(12)	$(1,440)

Total interest expense	$(1,184)	$(1,249)	$(2,433)

Net interest revenue	$1,231	$(982)	$249

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

(6)
Includes cash-basis loans.

(7)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $588 million and $669 million for the six months ended June 30, 2013 and 2012, respectively.

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

        Several European countries, including Greece, Ireland, Italy, Portugal, Spain (GIIPS) and France, have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Moreover, the ongoing Eurozone debt and economic crisis and other developments in the European Monetary Union (EMU) could lead to the withdrawal of one or more countries from the EMU or a partial or complete break-up of the EMU. Given investor interest in this area, the narrative and tables below set forth certain information regarding Citi's country risk exposures on these topics.

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

 Sovereign, Financial Institution and Corporate Exposures

						GIIPS(1)
In billions of U.S. dollars	Greece	Ireland	Italy	Portugal	Spain	June 30, 2013	March 31, 2013
Funded loans, before reserves(2)	$1.0	$0.3	$2.4	$0.2	$3.6	$7.5	$7.4
Derivative counterparty mark-to-market, inclusive of CVA(3)	0.5	0.4	8.7	0.3	2.0	11.9	12.8

Gross funded credit exposure	$1.5	$0.6	$11.1	$0.5	$5.6	$19.4	$20.2

Less: margin and collateral(4)	$(0.2)	$(0.2)	$(1.2)	$(0.2)	$(2.5)	$(4.2)	$(5.1)
Less: purchased credit protection(5)	(0.3)	(0.0)	(7.2)	(0.2)	(1.4)	(9.2)	(9.6)

Net current funded credit exposure	$1.1	$0.4	$2.7	$0.1	$1.7	$6.0	$5.5

Net trading exposure	$0.0	$0.1	$1.2	$0.1	$1.0	$2.5	$1.5
AFS exposure	0.0	0.0	0.2	0.0	0.0	0.3	0.2

Net trading and AFS exposure	$0.0	$0.2	$1.4	$0.1	$1.1	$2.8	$1.8

Net current funded exposure	$1.1	$0.6	$4.1	$0.2	$2.7	$8.8	$7.3

Additional collateral received, not reducing amounts above	$(0.8)	$(0.2)	$(0.1)	$(0.0)	$(0.4)	$(1.4)	$(1.5)

Net current funded credit exposure detail
Sovereigns	$0.2	$0.0	$0.8	$0.0	$0.0	$1.1	$1.0
Financial institutions	0.0	0.0	0.1	0.0	0.7	0.8	0.6
Corporations	0.9	0.4	1.8	0.1	0.9	4.1	3.9

Net current funded credit exposure	$1.1	$0.4	$2.7	$0.1	$1.7	$6.0	$5.5

Net unfunded commitments(6)
Sovereigns	$—	$0.0	$0.0	$0.0	$—	$0.0	$0.0
Financial institutions	0.0	0.0	0.1	0.0	0.2	0.4	0.3
Corporations, net	0.3	0.4	3.4	0.2	2.4	6.7	6.5

Total net unfunded commitments	$0.3	$0.4	$3.5	$0.3	$2.6	$7.1	$6.8

Note: Totals may not sum due to rounding. The exposures in the table above do not include retail, small business and Citi Private Bank exposures in the GIIPS. See "GIIPS—Retail, Small Business and Citi Private Bank" below. Citi has exposures to obligors located within the GIIPS that are not included in the table above because Citi's internal risk management systems determine that the client relationship, taken as a whole, is not in the GIIPS (e.g., a funded loan to a Greece subsidiary of a Switzerland-based corporation). However, the total amount of such exposures was less than $1.8 billion of funded loans and $1.7 billion of unfunded commitments across the GIIPS as of June 30, 2013.

(1)
Greece, Ireland, Italy, Portugal and Spain.

(2)
As of June 30, 2013, Citi held $0.3 billion in reserves against these loans.

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

(6)
Unfunded commitments net of approximately $0.8 billion of purchased credit protection as of June 30, 2013.

GIIPS

Sovereign, Financial Institution and Corporate Exposures

        As noted in the table above, Citi's gross funded credit exposure to sovereign entities, financial institutions and multinational and local corporations designated in the GIIPS under Citi's risk management systems was $19.4 billion at June 30, 2013, composed of $7.5 billion in gross funded loans, before reserves, and $11.9 billion in derivative counterparty mark-to-market exposure, inclusive of CVA. Further, as of June 30, 2013, Citi's net current funded exposure to sovereigns, financial institutions and corporations designated in the GIIPS under Citi's risk management systems was $8.8 billion. The increase from March 31, 2013 primarily reflected an increase in net trading and AFS exposure, as discussed below.

Net Trading and AFS Exposure—$2.8 billion

        Included in the net current funded exposure at June 30, 2013 was a net position of $2.8 billion in securities and derivatives with GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity. These securities and derivatives are marked to market daily. Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

        Included within the net position of $2.8 billion as of June 30, 2013 was a net position of $(0.87) billion of indexed and tranched credit derivatives (compared to a net position of $(0.01) billion at March 31, 2013).

Net Current Funded Credit Exposure—$6.0 billion

        As of June 30, 2013, Citi's net current funded credit exposure to GIIPS sovereigns, financial institutions and corporations was $6.0 billion, the majority of which was to corporations designated in the GIIPS.

        Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure as of June 30, 2013 has been reduced by $4.2 billion of margin and collateral posted under legally enforceable margin agreements. As of June 30, 2013, the majority of Citi's margin and collateral netted against its gross funded credit exposure to the GIIPS was in the form of cash, with the remainder in predominantly non-GIIPS securities, which are included at fair value.

        Gross funded credit exposure as of June 30, 2013 has also been reduced by $9.2 billion in purchased credit protection, predominantly from financial institutions outside of the GIIPS and France (see "Credit Default Swaps" below). Included within the $9.2 billion of purchased credit protection as of June 30, 2013 was $0.4 billion of indexed and tranched credit derivatives (compared to $0.5 billion as of March 31, 2013) executed to hedge Citi's exposure on funded loans and CVA on derivatives, a significant portion of which is reflected in Italy and Spain.

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

        As of June 30, 2013, Citi also held $1.4 billion of collateral that has not been netted against its gross funded credit exposure to the GIIPS. Collateral received but not netted against Citi's gross funded credit exposure in the GIIPS may take a variety of forms, including securities, receivables and physical assets, and is held under a variety of collateral arrangements.

Net Unfunded Commitments—$7.1 billion

        As of June 30, 2013, Citi had $7.1 billion of net unfunded commitments to GIIPS sovereigns, financial institutions and corporations, with $6.7 billion of this amount to corporations. As of June 30, 2013, net unfunded commitments in the GIIPS included approximately $5.0 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $2.1 billion of letters of credit (compared to $4.9 billion and $2.0 billion at March 31, 2013).

Other Activities

        In addition to the exposures described above, like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures.

Retail, Small Business and Citi Private Bank

        As of June 30, 2013, Citi had approximately $5.0 billion of mostly locally funded accrual loans to retail, small business and Citi Private Bank customers in the GIIPS, the vast majority of which was in Citi Holdings. This compared to $5.4 billion as of March 31, 2013. Of the $5.0 billion, approximately (i) $3.3 billion consisted of retail and small business exposures in Spain ($2.7 billion) and Greece ($0.6 billion), (ii) $1.2 billion related to held-to-maturity securitized retail assets (primarily mortgage-backed securities in Spain), and (iii) $0.4 billion related to Private Bank customers, substantially all in Spain. This compared to approximately (i) $3.4 billion of retail and small business exposures in Spain ($2.7 billion) and Greece ($0.8 billion), (ii) $1.6 billion related to held-to-maturity securitized retail assets, and (iii) $0.4 billion related to Private Bank customers as of March 31, 2013.

        In addition, Citi had approximately $4.0 billion of unfunded commitments to GIIPS retail customers as of June 30, 2013, unchanged from March 31, 2013. Citi's unfunded commitments to GIIPS retail customers, in the form of unused credit card lines, are generally cancellable upon the occurrence of significant credit events, including redenomination events.

France

	France
In billions of U.S. dollars as of June 30, 2013	June 30, 2013	March 31, 2013
Funded loans, before reserves(1)	$6.2	$5.5
Derivative counterparty mark-to-market, inclusive of CVA(2)	5.4	5.9

Gross funded credit exposure	$11.6	$11.4

Less: margin and collateral(3)	$(4.1)	$(4.8)
Less: purchased credit protection(4)	(2.2)	(2.2)

Net current funded credit exposure	$5.3	$4.4

Net trading exposure	$(0.1)	$2.3
AFS exposure	0.2	0.3

Net trading and AFS exposure	$0.2	$2.5

Net current funded exposure	$5.5	$7.0

Additional collateral received, not reducing amounts above	$(3.1)	$(3.9)

Net current funded credit exposure detail
Sovereigns	$0.6	$(0.1)
Financial institutions	2.4	2.0
Corporations	2.3	2.5

Net current funded credit exposure	$5.3	$4.4

Net unfunded commitments(5)
Sovereigns	$0.1	$0.1
Financial institutions	2.9	3.1
Corporations, net	10.3	10.1

Total net unfunded commitments	$13.2	$13.2

Note: Totals may not sum due to rounding. The exposures in the table above do not include retail, small business and Citi Private Bank exposure in France, which was not material as of June 30 and March 31, 2013. Citi has exposures to obligors located within France that are not included in the table above because Citi's internal risk management systems determine that the client relationship, taken as a whole, is not in France (e.g., a funded loan to a French subsidiary of a Switzerland-based corporation). However, the total amount of such exposures was less than $0.5 billion of funded loans and $0.2 billion of unfunded commitments as of June 30, 2013.

(1)
As of June 30, 2013, Citi held $0.1 billion in reserves against these loans.

(2)
Includes the net credit exposure arising from secured financing transactions, such as repurchase agreements and reverse repurchase agreements. See "Secured Financing Transactions" below.

(3)
For derivatives and loans, includes margin and collateral posted under legally enforceable margin agreements. Does not include collateral received on secured financing transactions.

(4)
Credit protection purchased primarily from investment grade, global financial institutions predominantly outside of the GIIPS and France. See "Credit Default Swaps" below.

(5)
Unfunded commitments net of approximately $1.0 billion of purchased credit protection as of June 30, 2013.

Sovereign, Financial Institution and Corporate Exposures

        Citi's gross funded credit exposure to the sovereign entity of France, as well as financial institutions and multinational and local corporations designated in France under Citi's risk management systems, was $11.6 billion at June 30, 2013, composed of $6.2 billion in gross funded loans, before reserves, and $5.4 billion in derivative counterparty mark-to-market exposure, inclusive of CVA. Further, as of June 30, 2013, Citi's net current funded exposure to the French sovereign and financial institutions and corporations designated in France under Citi's risk management systems was $5.5 billion. The decrease from March 31, 2013 primarily reflected a decrease in net trading and AFS exposure, as discussed below.

Net Trading and AFS Exposure—$0.2 billion

        Included in the net current funded exposure at June 30, 2013 was a net position of $0.2 billion in securities and derivatives with the French sovereign, financial institutions and corporations as the issuer or reference entity. These securities and derivatives are marked to market daily. Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

        Included within the net position of $0.2 billion as of June 30, 2013 was a net position of $(0.2) billion of indexed and tranched credit derivatives (compared to a net position of $1.3 billion at March 31, 2013).

Net Current Funded Credit Exposure—$5.3 billion

        As of June 30, 2013, the net current funded credit exposure to the French sovereign, financial institutions and corporations was $5.3 billion. Of this amount, $0.6 billion was to the sovereign entity, $2.4 billion was to financial institutions and $2.3 billion was to corporations.

        Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure has been reduced by $4.1 billion of margin and collateral posted under legally enforceable margin agreements. As of June 30, 2013, the majority of Citi's margin and collateral netted against its gross funded credit exposure to France was in the form of cash, with the remainder in predominantly non-French securities, which are included at fair value.

        Gross funded credit exposure as of June 30, 2013 has also been reduced by $2.2 billion in purchased credit protection, predominantly from financial institutions outside of the GIIPS and France (see "Credit Default Swaps" below). Included within the $2.2 billion of purchased credit protection as of June 30, 2013 was $0.9 billion of indexed and tranched credit derivatives executed to hedge Citi's exposure on funded loans and CVA on derivatives (compared to $0.6 billion at March 31, 2013).

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

        As of June 30, 2013, Citi also held $3.1 billion of collateral that has not been netted against its gross funded credit exposure to France. As described above, this collateral can take a variety of forms and is held under a variety of collateral arrangements.

Net Unfunded Commitments—$13.2 billion

        As of June 30, 2013, Citi had $13.2 billion of net unfunded commitments to the French sovereign, financial institutions and corporations, with $10.3 billion of this amount to corporations. As of June 30, 2013, net unfunded commitments in France included $10.4 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $2.8 billion of letters of credit (compared to $10.2 billion and $3.0 billion at March 31, 2013).

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

        The notional amount of credit protection purchased or sold on GIIPS and French underlying single reference entities as of June 30, 2013 is set forth in the table below. The net notional contract amounts, less mark-to-market adjustments, are included in "Net current funded exposure" in the tables under "Sovereign, Financial Institution and Corporate Exposures" above, and appear in either "Net trading exposure" when part of a trading strategy or in "Purchased credit protection" when purchased as a hedge against a credit exposure.

	CDS purchased or sold on underlying single reference entities in these countries
In billions of U.S. dollars as of June 30, 2013	GIIPS	Greece	Ireland	Italy	Portugal	Spain	France
Notional CDS contracts on underlying reference entities
Net purchased(1)	$(15.3)	$(0.4)	$(0.9)	$(10.2)	$(2.2)	$(6.1)	$(7.9)
Net sold(1)	6.5	0.3	0.8	3.5	2.0	4.3	5.6
Sovereign underlying reference entity
Net purchased(1)	(11.9)	(0.0)	(0.6)	(8.8)	(1.6)	(4.1)	(3.6)
Net sold(1)	5.0	0.0	0.7	2.5	1.6	3.6	3.9
Financial institution underlying reference entity
Net purchased(1)	(2.0)	—	—	(1.4)	(0.2)	(1.0)	(1.5)
Net sold(1)	2.0	—	—	1.5	0.3	0.9	1.2
Corporate underlying reference entity
Net purchased(1)	(3.8)	(0.4)	(0.3)	(1.7)	(0.7)	(2.0)	(5.0)
Net sold(1)	2.0	0.3	0.4	1.2	0.5	0.9	2.7

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

        The above table contains all net CDS purchased or sold on GIIPS and French underlying single reference entities, whether part of a trading strategy or as purchased credit protection. With respect to the $15.3 billion net purchased CDS contracts on underlying GIIPS reference entities at June 30, 2013 (compared to $15.4 billion at March 31, 2013), approximately 92% was purchased from non-GIIPS counterparties and 83% was purchased from investment grade counterparties. With respect to the $7.9 billion net purchased CDS contracts on underlying French reference entities (compared to $7.7 billion at March 31, 2013), approximately 96% was purchased from non-French counterparties and 94% was purchased from investment grade counterparties.

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

        As shown in the table below, at June 30, 2013, Citi had loaned $12.7 billion in cash through secured financing transactions with GIIPS and French counterparties, usually through reverse repurchase agreements. This compared to $11.8 billion as of March 31, 2013. Against those loans, it held approximately $14.7 billion fair value of securities collateral (compared to $14.0 billion as of March 31, 2013). In addition, Citi held $0.7 billion in variation margin (unchanged from March 31, 2013), most of which was in cash, against all secured financing transactions.

        Consistent with Citi's risk management systems, secured financing transactions are included in the counterparty derivative mark-to-market exposure at their net credit exposure value, which is typically small or zero given the over-collateralized structure of these transactions.

In billions of dollars as of June 30, 2013	Cash financing out	Securities collateral in(1)
Lending to GIIPS and French counterparties through secured financing transactions	$12.7	$14.7

(1)
Citi has also received approximately $0.7 billion in variation margin, predominantly cash, associated with secured financing transactions with these counterparties.

        Collateral taken in against secured financing transactions is generally high quality, marketable securities, consisting of government debt, corporate debt, or asset-backed securities. The table below sets forth the fair value of the securities collateral taken in by Citi against secured financing transactions as of June 30, 2013.

In billions of dollars as of June 30, 2013	Total	Government bonds	Municipal or Corporate bonds	Asset-backed bonds
Securities pledged by GIIPS and French counterparties in secured financing transaction lending(1)	$14.7	$5.2	$1.7	$7.8

Investment grade	$14.3	$5.2	$1.4	$7.8
Non-investment grade	0.3	0.0	0.3	—
Not rated	0.1	—	0.1	—

(1)
Total includes approximately $3.2 billion in correlated risk collateral, predominantly French and Spanish sovereign debt pledged by French counterparties.

        Secured financing transactions can be short term or can extend beyond one year. In most cases, Citi has the right to call for additional margin daily, and can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. The table below sets forth the remaining transaction tenor for these transactions as of June 30, 2013.

	Remaining transaction tenor
In billions of dollars as of June 30, 2013	Total	<1 year	1-3 years	>3 years
Cash extended to GIIPS and French counterparties in secured financing transactions lending(1)	$12.7	$5.2	$3.1	$4.4

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

        Citi's redenomination and devaluation exposures to the GIIPS as of June 30, 2013 are not additive to its credit risk exposures to such countries as described under "Credit Risk" above. Rather, Citi's credit risk exposures in the affected country would generally be reduced to the extent of any redenomination and devaluation of assets.

        As of June 30, 2013, Citi estimates that it had net asset exposure subject to redenomination and devaluation in Italy, principally relating to derivatives contracts. Citi also estimates that, as of such date, it had net asset exposure subject to redenomination and devaluation in Spain, principally related to offshore exposures related to held-to-maturity securitized retail assets (primarily mortgage-backed securities) (see "GIIPS—Retail, Small Business and Citi Private Bank" above). However, as of June 30, 2013, Citi's estimated redenomination and devaluation exposure to Italy was less than Citi's net current funded credit exposure to Italy (before purchased credit protection) as reflected under "Credit Risk" above. Further, as of June 30, 2013, Citi's estimated redenomination and devaluation exposure to Spain was less than Citi's net current funded credit exposure to Spain (before purchased credit protection), as reflected under "Credit Risk" above. As of June 30, 2013, Citi had a net liability position in each of Greece, Ireland and Portugal.

        As referenced above, Citi's estimated redenomination and devaluation exposure does not include purchased credit protection. As described under "Credit Risk" above, Citi has purchased credit protection primarily from investment grade, global financial institutions predominantly outside of the GIIPS and France. To the extent the purchased credit protection is available in a redenomination/devaluation event, any redenomination/devaluation exposure could be reduced.

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

Argentina

        As of June 30, 2013, Citi's net investment in its Argentine operations was approximately $770 million, compared to $740 million at each of March 31, 2013 and December 31, 2012, respectively. As previously disclosed, Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. During the second quarter of 2013, devaluation of the Argentine peso continued, with an official exchange rate of 5.39 Argentine pesos to one U.S. dollar at June 30, 2013, compared to 5.12 and 4.90 Argentine pesos to one U.S. dollar at March 31, 2013 and December 31, 2012, respectively.

        At June 30, 2013, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.12 billion (pretax) (compared to $1.08 billion and $1.04 billion (pretax) as of March 31, 2013 and December 31, 2012, respectively), which were recorded in stockholders' equity. The cumulative translation losses would not be reclassified into earnings unless realized upon sale or liquidation of Citi's Argentine operations.

        At June 30, 2013, Citi hedged approximately $220 million of its net investment in Argentina (compared with $180 million and $200 million as of March 31, 2013 and December 31, 2012, respectively) using foreign currency forwards that are recorded as net investment hedges under ASC 815. In addition, as of June 30, 2013, Citi hedged foreign currency risk associated with its net investment by holding in its Argentine operations both U.S.-dollar-denominated net monetary assets of approximately $390 million (compared to $330 million and $280 million as of March 31, 2013 and December 31, 2012, respectively) and foreign currency futures with a notional value of approximately $180 million (compared to $160 million and $170 million as of March 31, 2013 and December 31, 2012, respectively), neither of which qualify as net investment hedges under ASC 815.

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

        As of June 30, 2013, Citi's net investment in Venezuela was approximately $220 million (compared to $210 million and $300 million at March 31, 2013 and December 31, 2012, respectively), which included net monetary assets denominated in Venezuelan bolivars of approximately $200 million (unchanged from March 31, 2013 and compared to $290 million at December 31, 2012).

Egypt

        There has been ongoing political transition and civil unrest in Egypt, contributing to significant economic uncertainty and volatility. Citi operates in Egypt through a branch of Citibank N.A., and uses the Egyptian pound as the functional currency to translate its financial statements into U.S. dollars using quoted exchange rates. As of June 30, 2013, Citi's net investment in Egypt was approximately $250 million, and Citi had cumulative translation losses related to its investment in Egypt, net of qualifying net investment hedges, of approximately $101 million (pretax). Substantially all of the net investment is hedged with forward foreign exchange derivatives. Total third-party assets of the Egypt Citibank, N.A. branch were approximately $1.6 billion, comprised primarily of cash on deposit with the Central Bank of Egypt, loans and short-term local government debt securities. A significant majority of these third party assets were funded with local deposit liabilities. Citi continues to closely monitor the political and economic situation in Egypt, and will continue to take actions to mitigate its exposures to potential risk events.

 FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT

        The following discussion relates to the derivative obligor information and the fair valuation for derivatives and structured debt. See Note 20 to the Consolidated Financial Statements for additional information on Citi's derivative activities.

Fair Valuation Adjustments for Derivatives

        The fair value adjustments applied by Citigroup to its derivative carrying values consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 21 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity reserve is adjusted to take into account the size of the position.

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

        The table below summarizes the CVA applied to the fair value of derivative instruments for the periods indicated:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	June 30, 2013	December 31, 2012
Non-monoline counterparties	$(2,325)	$(2,971)
Citigroup (own)	831	918

Total CVA—derivative instruments	$(1,494)	$(2,053)

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

        The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO debt for the periods indicated:

	Credit/debt valuation adjustment gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Derivative counterparty CVA	$206	$(143)	$223	$410
Derivative own-credit CVA	69	92	(57)	(487)

Total CVA—derivative instruments	$275	$(51)	$166	$(77)

DVA related to own FVO debt	$202	$270	$(8)	$(992)

Total CVA and DVA	$477	$219	$158	$(1,069)

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. As of June 30, 2013 and December 31, 2012, approximately 96% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi's top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

        The ratings of the credit derivatives portfolio presented in the following table are based on the assigned internal or external ratings of the referenced asset or entity. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. Citi's internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the "not rated" category and are primarily related to credit default swaps and other derivatives referencing investment grade and high yield credit index products and customized baskets.

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of June 30, 2013 and December 31, 2012:

June 30, 2013

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Bank	$28,336	$26,197	$891,743	$871,431
Broker-dealer	10,301	11,340	315,808	290,286
Monoline	2	—	106	—
Non-financial	170	127	4,310	3,317
Insurance and other financial institutions	6,405	6,269	215,329	195,813

Total by industry/counterparty	$45,214	$43,933	$1,427,296	$1,360,847

By instrument
Credit default swaps and options	$44,902	$43,108	$1,415,787	$1,359,548
Total return swaps and other	312	825	11,509	1,299

Total by instrument	$45,214	$43,933	$1,427,296	$1,360,847

By rating
Investment grade	$15,154	$14,378	$664,434	$618,914
Non-investment grade	15,974	14,518	194,513	188,392
Not rated	14,086	15,037	568,349	553,541

Total by rating	$45,214	$43,933	$1,427,296	$1,360,847

By maturity
Within 1 year	$3,527	$3,309	$270,655	$255,357
From 1 to 5 years	33,276	33,117	1,070,029	1,027,097
After 5 years	8,411	7,507	86,612	78,393

Total by maturity	$45,214	$43,933	$1,427,296	$1,360,847

(1)
The fair value amounts receivable were $25,386 million and $19,828 million under protection purchased and sold, respectively.

(2)
The fair value amounts payable were $20,541 million and $23,392 million under protection purchased and sold, respectively.

December 31, 2012

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Bank	$33,938	$31,914	$914,542	$863,411
Broker-dealer	13,302	14,098	321,418	304,968
Monoline	5	—	141	—
Non-financial	210	164	4,022	3,241
Insurance and other financial institutions	6,671	6,486	194,166	174,874

Total by industry/counterparty	$54,126	$52,662	$1,434,289	$1,346,494

By instrument
Credit default swaps and options	$54,024	$51,270	$1,421,122	$1,345,162
Total return swaps and other	102	1,392	13,167	1,332

Total by instrument	$54,126	$52,662	$1,434,289	$1,346,494

By rating
Investment grade	$17,236	$16,252	$694,590	$637,343
Non-investment grade	22,385	20,420	210,478	200,529
Not rated	14,505	15,990	529,221	508,622

Total by rating	$54,126	$52,662	$1,434,289	$1,346,494

By maturity
Within 1 year	$4,826	$5,324	$311,202	$287,670
From 1 to 5 years	37,660	37,311	1,014,459	965,059
After 5 years	11,640	10,027	108,628	93,765

Total by maturity	$54,126	$52,662	$1,434,289	$1,346,494

(1)
The fair value amounts receivable were $34,416 million and $19,710 million under protection purchased and sold, respectively.

(2)
The fair value amounts payable were $20,832 million and $31,830 million under protection purchased and sold, respectively.

 INCOME TAXES

Deferred Tax Assets

        Deferred tax assets (DTAs) are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. DTAs are recognized subject to management's judgment that realization is more likely than not. For additional information, see "Risk Factors" and "Significant Accounting Policies and Significant Estimates—Income Taxes" in Citi's 2012 Annual Report on Form 10-K.

        At June 30, 2013, Citigroup had recorded net DTAs of approximately $54.0 billion, a decrease of $0.6 billion from March 31, 2013 and $1.3 billion from December 31, 2012. The sequential decrease in DTAs was driven primarily by the generation of U.S. taxable earnings, including a continued decline in losses within Citi Holdings, partially offset by the tax effect of net losses in Accumulated other comprehensive income (loss) during the second quarter of 2013.

        Although realization is not assured, Citi believes that the realization of its recognized net DTAs at June 30, 2013 is more-likely-than-not based on (i) expectations as to future taxable income in the jurisdictions in which the DTAs arise, and (ii) available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. Realization of the DTAs will continue to be driven by Citi's ability to generate U.S. taxable earnings in the carry-forward period, including through actions that optimize Citi's U.S. taxable earnings. Citi does not expect a significant reduction in the balance of its DTAs during the remainder of 2013.

        The following table summarizes Citi's net DTAs balance at June 30, 2013 and December 31, 2012:

Jurisdiction/Component

	DTAs balance
In billions of dollars	June 30, 2013		December 31, 2012
Total U.S.	$50.6		$52.0
Total foreign	3.4		3.3

Total	$54.0	(1)	$55.3

(1)
Approximately $11 billion of the net DTAs was not deducted in calculating regulatory capital pursuant to current risk-based capital guidelines as of June 30, 2013.

Effective Tax Rate

        Citi's effective tax rate for the second quarter of 2013 was 33.7%. This included a tax expense of $53 million for the resolution of a tax issue in the current quarter. Citi expects its effective tax rate will remain higher than in prior years due to higher expected taxable earnings in North America as well as a higher tax rate on its international operations. As previously disclosed, the increased rate on Citi's earnings outside of North America is due to a change in Citi's assertion that earnings in certain entities would be indefinitely reinvested outside the U.S. (indefinite reinvestment assertions under ASC 740).

Unrecognized Tax Benefits

        As disclosed in Note 10 to the Consolidated Financial Statements in Citi's 2012 Annual Report on Form 10-K, Citi noted that it could resolve certain issues with IRS Appeals for the 2003-2005 and 2006-2008 cycles during 2013. The $53 million issue noted under "Effective Tax Rate" above was a second quarter of 2013 resolution. As of June 30, 2013, the remaining unrecognized tax benefits that may be resolved for these years are as much as $300 million plus gross interest of $73 million. The potential tax benefit to continuing operations could be anywhere in a range between $175 million and $300 million.

        Regarding the audit of its German tax group for the years 2005-2008, as of June 30, 2013, the amount of potential tax benefit (including a pretax indemnification amount) is approximately $100 million, almost all of which would go to Discontinued operations.

        As a result of the resolution of certain issues in Citi's current IRS audit, Citi's gross unrecognized tax benefits, which were $3.1 billion at December 31, 2012, were reduced by approximately $700 million in the second quarter of 2013, with no effect on either net income or the DTAs. Citi may resolve further issues in its IRS audit for the years 2009-2011 within the next 12 months. The gross unrecognized tax benefits are as much as $618 million. The potential tax benefit to continuing operations could be anywhere in a range between $0 and $250 million while the potential tax benefit to retained earnings could be anywhere in a range between $0 and $350 million.

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

        Citi's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

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

        The Office of Foreign Assets Control (OFAC) has been aware of the requirement for financial institutions operating within a particular country to participate in these local government-run clearing and exchange networks (including the participation of these Citi branches in such networks), despite the fact that certain banks that have been designated for sanctions by OFAC based on their ties to Iran and involvement in certain activities (OFAC Designated Banks) also participate in these networks. Citi has license applications pending with OFAC in connection with this activity.

        During the second quarter of 2013, Citibank Bahrain processed approximately 1,921 domestic check and ATM transactions (or approximately 1.3% of all domestic check and ATM transactions for Citibank Bahrain during the second quarter of 2013) involving Future Bank, an OFAC Designated Bank. The domestic check transactions resulted in no revenues or net income to Citi. The ATM transactions resulted in approximately $8.00 in gross revenues and approximately $4.00 in net income to Citi.

        During the second quarter of 2013, Citibank Venezuela processed a total of two domestic check transactions (which in aggregate, equaled approximately $2,200.00) involving Banco Internacional de Desarrollo, an OFAC Designated Bank. The transactions resulted in no revenues or net income to Citi.

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

        During the second quarter of 2013, Citibank UAE processed one WPS payment that was destined to the account of one of its commercial customer's employees at an OFAC Designated Bank. The value of the transaction was approximately $1,500.00 and the gross revenue and net profit to Citi was approximately $7.00 and $4.00, respectively.

        During the second quarter of 2013, Citi branches in Milan and London processed five funds transfer transactions originated by Citi's client, the United Nations World Food Program (WFP), in the aggregate amount of Euros 3,245,000 (approximately $4,221,630) for WFP's humanitarian aid programs in North Korea. The payments were processed through an intermediary bank for the WFP's account with a bank in North Korea that had been designated by OFAC on March 11, 2013 as subject to sanctions under the Non-Proliferation of Weapons of Mass Destruction sanctions program. The transactions resulted in approximately Euro 30 (approximately $39.00) in gross revenue and Euro 12 (approximately $7.80) in net income to Citi and Citi does not currently anticipate processing any further payments to this account.

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

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results and capital and other financial condition may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-Q, the factors listed and described under "Risk Factors" in Citi's 2012 Annual Report on Form 10-K and the factors and uncertainties summarized below:

  •
  the impact of the significant regulatory changes and uncertainties faced by Citi in the U.S. and non-U.S. jurisdictions in which it operates, and the possibility of additional regulatory requirements or changes beyond those already proposed, adopted or contemplated by U.S. or non-U.S. regulators, such as legislative and regulatory initiatives designed to address systemically important financial institutions;

  •
  the continued uncertainty regarding the timing and implementation of the future regulatory capital requirements applicable to Citi, including as a result of any enhanced supplementary leverage ratio promulgated by U.S. regulators or the Basel Committee or any new legislative or regulatory requirements, and the potential impact these requirements could have on Citi's businesses, results of operations and financial condition, or Citi's ability to meet the requirements as it projects or as required;

  •
  the impact of derivatives regulation under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and internationally, including cross-border derivative rules and coordination of these rules, on Citi's competitiveness, compliance costs and risks and results of operations;

  •
  the potential impact of the proposed restrictions of the "Volcker Rule" provisions under the Dodd-Frank Act on Citi's market-making activities, the timing and significant compliance costs and risks associated with those proposals, and the potential inconsistent regulatory regimes and increased compliance and other costs resulting from non-U.S. proposals;

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

  •
  the uncertainty relating to the sustainability and pace of economic recovery and growth in the U.S. and globally, including in the emerging markets, and the impact any continued uncertainty could have on Citi's businesses, results of operations, including Citi's net credit losses, and financial condition;

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

  •
  risks arising from Citi's extensive operations outside of the U.S., particularly in emerging markets, including among others regulatory changes, foreign exchange controls, limitations on foreign investments, sociopolitical instability, nationalization, closure of branches or subsidiaries and confiscation of assets, as well as increased compliance and regulatory risks and costs;

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

  •
  the potential impact on Citi's businesses, business practices, reputation, financial condition or results of operations from the extensive legal and regulatory proceedings, investigations and inquiries to which Citi is subject, including those related to its legacy U.S. mortgage-related activities, interbank offered rates submissions and anti-money laundering programs;

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

  •
  the possibility that Citi's interpretations and application of tax laws, including without limitation with respect to stamp and other transactional taxes, differ from that of the relevant governmental taxing authorities in the numerous jurisdictions in which Citi operates, resulting in the payment of additional taxes, penalties, or interest;

  •
  Citi's failure to maintain its contractual relationships with various retailers and merchants within its U.S. credit card businesses in NA RCB, including as a result of any breach, bankruptcy, restructuring or other similar event, and the potential impact any such failure could have on the results of operations or financial condition of those businesses;

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

  •
  Citi's ability to continue to efficiently allocate its resources across its targeted markets, clients and products, and successfully execute against its strategy, including to achieve its 2015 financial targets relating to returns on assets and tangible common equity and Citicorp operating efficiency; and

  •
  the impact to Citi's businesses, results of operations and financial condition resulting from changes in U.S. monetary policy, including changes in interest rates.

        Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

 CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2013	2012	2013	2012
Revenues
Interest revenue	$15,840	$16,686	$31,800	$33,980
Interest expense	4,158	5,343	8,488	10,921

Net interest revenue	$11,682	$11,343	$23,312	$23,059

Commissions and fees	$3,344	$3,032	$6,823	$6,119
Principal transactions	2,640	1,640	5,087	3,571
Administration and other fiduciary fees	1,083	1,037	2,151	2,018
Realized gains on sales of investments, net	251	273	701	2,198
Other-than-temporary impairment losses on investments
Gross impairment losses(1)	(162)	(172)	(423)	(1,499)
Less: Impairments recognized in AOCI	—	44	—	66

Net impairment losses recognized in earnings	$(162)	$(128)	$(423)	$(1,433)

Insurance premiums	$582	$601	$1,172	$1,213
Other revenue	1,059	589	1,883	763

Total non-interest revenues	$8,797	$7,044	$17,394	$14,449

Total revenues, net of interest expense	$20,479	$18,387	$40,706	$37,508

Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,827	$2,475	$4,041	$5,184
Policyholder benefits and claims	200	214	431	443
Provision (release) for unfunded lending commitments	(3)	7	11	(31)

Total provisions for credit losses and for benefits and claims	$2,024	$2,696	$4,483	$5,596

Operating expenses
Compensation and benefits	$6,075	$6,110	$12,410	$12,479
Premises and equipment	762	803	1,606	1,597
Technology/communication	1,486	1,463	3,016	2,826
Advertising and marketing	480	576	929	1,065
Other operating	3,337	3,042	6,446	6,206

Total operating expenses	$12,140	$11,994	$24,407	$24,173

Income from continuing operations before income taxes	$6,315	$3,697	$11,816	$7,739
Provision for income taxes	2,127	718	3,697	1,715

Income from continuing operations	$4,188	$2,979	$8,119	$6,024

Discontinued operations
Income (loss) from discontinued operations	$51	$5	$(52)	$28
Gain (loss) on sale	—	—	56	(1)
Provision (benefit) for income taxes	21	(2)	7	8

Income (loss) from discontinued operations, net of taxes	$30	$7	$(3)	$19

Net income before attribution of noncontrolling interests	$4,218	$2,986	$8,116	$6,043
Noncontrolling interests	36	40	126	166

Citigroup's net income	$4,182	$2,946	$7,990	$5,877

Basic earnings per share(2)
Income from continuing operations	$1.34	$0.98	$2.57	$1.96
Income from discontinued operations, net of taxes	0.01	—	—	0.01

Net income	$1.35	$0.98	$2.57	$1.96

Weighted average common shares outstanding	3,040.7	2,926.6	3,040.4	2,926.4

Diluted earnings per share(2)
Income from continuing operations	$1.33	$0.95	$2.57	$1.90
Income from discontinued operations, net of taxes	0.01	—	—	0.01

Net income	$1.34	$0.95	$2.57	$1.91

Adjusted weighted average common shares outstanding	3,046.3	3,015.0	3,045.5	3,014.8

(1)
The first quarter of 2012 included the recognition of a $1,181 million impairment charge related to Citi's investment in Akbank. See Note 12 to the Consolidated Financial Statements.

(2)
Due to rounding, earnings per share on continuing operations and discontinuing operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Net income before attribution of noncontrolling interests	$4,218	$2,986	$8,116	$6,043

Citigroup's other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$(2,056)	$564	$(1,887)	$(210)
Net change in cash flow hedges, net of taxes	497	(89)	622	131
Pension liability adjustment, net of taxes(1)	401	107	655	17
Net change in foreign currency translation adjustment, net of taxes and hedges	(1,707)	(1,596)	(2,418)	101

Citigroup's total other comprehensive income (loss)	$(2,865)	$(1,014)	$(3,028)	$39

Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$(10)	$—	$(26)	$9
Net change in foreign currency translation adjustment, net of taxes	(14)	(53)	(49)	2

Total other comprehensive income (loss) attributable to noncontrolling interests	$(24)	$(53)	$(75)	$11

Total comprehensive income before attribution of noncontrolling interests	$1,329	$1,919	$5,013	$6,093
Total comprehensive income attributable to noncontrolling interests	12	(13)	51	177

Citigroup's comprehensive income	$1,317	$1,932	$4,962	$5,916

(1)
Primarily reflects adjustments based on the periodic actuarial valuations of the Company's pension and postretirement plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$31,145	$36,453
Deposits with banks	158,028	102,134
Federal funds sold and securities borrowed or purchased under agreements to resell (including $164,166 and $160,589 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	263,205	261,311
Brokerage receivables	33,484	22,490
Trading account assets (including $123,218 and $105,458 pledged to creditors at June 30, 2013 and December 31, 2012, respectively)	306,570	320,929
Investments (including $27,680 and $21,423 pledged to creditors at June 30, 2013 and December 31, 2012, respectively, and $283,098 and $294,463 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	300,340	312,326
Loans, net of unearned income
Consumer (including $1,041 and $1,231 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	382,152	408,671
Corporate (including $3,827 and $4,056 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	261,589	246,793

Loans, net of unearned income	$643,741	$655,464
Allowance for loan losses	(21,580)	(25,455)

Total loans, net	$622,161	$630,009
Goodwill	24,896	25,673
Intangible assets (other than MSRs)	4,981	5,697
Mortgage servicing rights (MSRs)	2,524	1,942
Other assets (including $10,521 and $13,299 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	133,348	145,660
Assets of discontinued operations held for sale	3,306	36

Total assets	$1,883,988	$1,864,660

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

In millions of dollars	June 30, 2013	December 31, 2012
	(Unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$447	$498
Trading account assets	1,382	481
Investments	10,510	10,751
Loans, net of unearned income
Consumer (including $995 and $1,191 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	57,686	93,936
Corporate (including $137 and $157 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	29,367	23,684

Loans, net of unearned income	$87,053	$117,620
Allowance for loan losses	(3,486)	(5,854)

Total loans, net	$83,567	$111,766
Other assets	1,364	674

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$97,270	$124,170

Statement continues on the next page.

 CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares and per share amounts	June 30, 2013	December 31, 2012
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$124,141	$129,657
Interest-bearing deposits in U.S. offices (including $895 and $889 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	270,687	247,716
Non-interest-bearing deposits in offices outside the U.S.	63,793	65,024
Interest-bearing deposits in offices outside the U.S. (including $616 and $558 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	479,806	488,163

Total deposits	$938,427	$930,560
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $120,512 and $116,689 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	218,252	211,236
Brokerage payables	61,705	57,013
Trading account liabilities	123,022	115,549
Short-term borrowings (including $4,493 and $818 as June 30, 2013 and December 31, 2012, respectively, at fair value)	58,807	52,027
Long-term debt (including $27,157 and $29,764 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	220,959	239,463
Other liabilities (including $2,665 and $2,910 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	62,928	67,815
Liabilities of discontinued operations held for sale	2,062	—

Total liabilities	$1,686,162	$1,673,663

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 171,720 as of June 30, 2013 and 102,038 as of December 31, 2012, at aggregate liquidation value	$4,293	$2,562
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,062,092,531 as of June 30, 2013 and 3,043,153,204 as of December 31, 2012	31	30
Additional paid-in capital	106,876	106,391
Retained earnings	105,725	97,809
Treasury stock, at cost: June 30, 2013—21,066,042 shares and December 31, 2012—14,269,301 shares	(1,075)	(847)
Accumulated other comprehensive income (loss)	(19,924)	(16,896)

Total Citigroup stockholders' equity	$195,926	$189,049
Noncontrolling interest	1,900	1,948

Total equity	$197,826	$190,997

Total liabilities and equity	$1,883,988	$1,864,660

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

In millions of dollars	June 30, 2013	December 31, 2012
	(Unaudited)
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$22,408	$15,637
Long-term debt (including $1,114 and $1,330 as of June 30, 2013 and December 31, 2012, respectively, at fair value)	26,736	26,346
Other liabilities	1,347	1,224

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$50,491	$43,207

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2013	2012
Preferred stock at aggregate liquidation value
Balance, beginning of year	$2,562	$312
Issuance of preferred stock	1,825	—
Redemption of preferred stock	(94)	—

Balance, end of period	$4,293	$312

Common stock and additional paid-in capital
Balance, beginning of year	$106,421	$105,833
Employee benefit plans	510	154
Other	(24)	4

Balance, end of period	$106,907	$105,991

Retained earnings
Balance, beginning of year	$97,809	$90,520
Adjustment to opening balance, net of taxes(1)	—	(107)

Adjusted balance, beginning of year	$97,809	$90,413
Citigroup's net income	7,990	5,877
Common dividends(2)	(61)	(61)
Preferred dividends	(13)	(13)

Balance, end of period	$105,725	$96,216

Treasury stock, at cost
Balance, beginning of year	$(847)	$(1,071)
Issuance of shares pursuant to employee benefit plans	(46)	216
Treasury stock acquired(3)	(182)	(4)

Balance, end of period	$(1,075)	$(859)

Citigroup's accumulated other comprehensive income (loss)
Balance, beginning of year	$(16,896)	$(17,788)
Net change in Citigroup's Accumulated other comprehensive income (loss)	(3,028)	39

Balance, end of period	$(19,924)	$(17,749)

Total Citigroup common stockholders' equity (shares outstanding: 3,041,026 as of June 30, 2013 and 3,028,884 as of December 31, 2012)	$191,633	$183,599

Total Citigroup stockholders' equity	$195,926	$183,911

Noncontrolling interest
Balance, beginning of year	$1,948	$1,767
Initial origination of a noncontrolling interest	5	88
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	(2)	—
Transactions between Citigroup and the noncontrolling-interest shareholders	25	(29)
Net income attributable to noncontrolling-interest shareholders	126	166
Dividends paid to noncontrolling-interest shareholders	(4)	(4)
Net change in Accumulated other comprehensive income (loss)	(75)	11
Other	(123)	(71)

Net change in noncontrolling interests	$(48)	$161

Balance, end of period	$1,900	$1,928

Total equity	$197,826	$185,839

(1)
The adjustment to the opening balance for Retained earnings in 2012 represents the cumulative effect of adopting ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 1 to the Consolidated Financial Statements.

(2)
Common dividends declared were $0.01 per share in the first and second quarter of 2013 and 2012.

(3)
Consists of shares added to treasury stock related to (i) activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi's employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars	2013	2012
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$8,116	$6,043
Net income attributable to noncontrolling interests	126	166

Citigroup's net income	$7,990	$5,877
Income (loss) from discontinued operations, net of taxes	(41)	20
Gain (loss) on sale, net of taxes	38	(1)

Income from continuing operations—excluding noncontrolling interests	$7,993	$5,858
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	1,218	1,512
Provision for credit losses	4,052	5,382
Realized gains from sales of investments	(701)	(2,198)
Net impairment losses recognized in earnings	423	1,433
Change in trading account assets	14,359	(18,512)
Change in trading account liabilities	7,473	2,736
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(1,894)	3,185
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	7,016	16,478
Change in brokerage receivables net of brokerage payables	(6,302)	(9,785)
Change in loans held-for-sale	(3,383)	1,970
Change in other assets	15,744	3,219
Change in other liabilities	(4,887)	(2,802)
Other, net	3,939	(4,343)

Total adjustments	$37,057	$(1,725)

Net cash provided by operating activities of continuing operations	$45,050	$4,133

Cash flows from investing activities of continuing operations
Change in deposits with banks	$(55,894)	$730
Change in loans	(5,567)	(10,599)
Proceeds from sales and securitizations of loans	4,912	2,970
Purchases of investments	(122,776)	(126,454)
Proceeds from sales of investments	79,832	68,868
Proceeds from maturities of investments	45,479	51,952
Capital expenditures on premises and equipment and capitalized software	(1,475)	(1,774)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	295	315

Net cash used in investing activities of continuing operations	$(55,194)	$(13,992)

Cash flows from financing activities of continuing operations
Dividends paid	$(74)	$(71)
Issuance of preferred stock	1,825	—
Redemption of preferred stock	(94)	—
Treasury stock acquired	(182)	(4)
Stock tendered for payment of withholding taxes	(448)	(191)
Issuance of long-term debt	18,994	18,925
Payments and redemptions of long-term debt	(28,646)	(56,424)
Change in deposits	7,867	48,372
Change in short-term borrowings	6,780	4,757

Net cash provided by financing activities of continuing operations	$6,022	$15,364

Effect of exchange rate changes on cash and cash equivalents	$(1,186)	$(279)

Change in cash and due from banks	$(5,308)	$5,226
Cash and due from banks at beginning of period	36,453	28,701

Cash and due from banks at end of period	$31,145	$33,927

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$2,452	$1,845
Cash paid during the year for interest	$6,568	$10,023

Non-cash investing activities
Increase in corporate loans due to consolidation of a commercial paper conduit	$6,718	$—
Transfers to OREO and other repossessed assets	122	263
Non-cash financing activities
Increase in short-term borrowings due to consolidation of a commercial paper conduit	$6,718	$—

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of June 30, 2013 and for the three- and six-month periods ended June 30, 2013 and 2012 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company, Citi or Citigroup). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 Annual Report on Form 10-K) and Citigroup's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with GAAP. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed in more detail in Note 19 to the Consolidated Financial Statements, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.

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

 ACCOUNTING CHANGES

Remeasurement of Significant Pension and Postretirement Benefit Plans

        In the second quarter of 2013, the Company changed the method of accounting for its most significant pension and postretirement benefit plans (Significant Plans) such that plan obligations, plan assets and periodic plan expense will be remeasured and disclosed quarterly, instead of annually. The effect of remeasuring the Significant Plan obligations and assets by updating plan actuarial assumptions on a quarterly basis will also be reflected in Accumulated other comprehensive income (loss) and periodic plan expense. The Significant Plans capture approximately 80% of the Company's global pension and postretirement plan obligations at December 31, 2012. All other plans (All Other Plans) will continue to be remeasured annually. Quarterly measurement for the Significant Plans provides a more timely measurement of the funded status and periodic plan expense for the Company's significant pension and postretirement benefit plans.

        The cumulative effect of this change in accounting policy was an approximate $20 million (pretax) decrease in net periodic plan expense in the second quarter of 2013, as well as a pretax increase of approximately $22 million to Accumulated other comprehensive income (loss) as of April 1, 2013. The change in accounting methodology had an immaterial impact on prior periods. For additional information, see Note 8 to the Consolidated Financial Statements.

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

Offsetting

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU requires new disclosures for derivatives, resale and repurchase agreements, and securities borrowing and lending transactions that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The standard requires disclosures that provide incremental gross and net information in the current notes to the financial statements for the relevant assets and liabilities. The ASU did not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The new incremental disclosure requirements became effective for Citigroup on January 1, 2013 and are required to be presented retrospectively for prior periods. The incremental requirements can be found in Note 10 to the Consolidated Financial Statements for resale and repurchase agreements and securities borrowing and lending transactions and Note 20 to the Consolidated Financial Statements for derivatives.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Investment Companies

        In June 2013, the FASB issued ASU No. 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU introduces a new approach for assessing whether an entity is an investment company. To determine whether an entity is an investment company for accounting purposes, Citi will now be required to evaluate the fundamental and typical characteristics of the entity including its purpose and design.

        The amendments in the ASU will be effective for Citi in the first quarter of 2014. Earlier application is prohibited. The Company is evaluating the impact of adopting this ASU.

OIS Benchmark Rate

        In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed funds effective swap rate (OIS) to be used as a U.S. benchmark interest rate, in addition to the U.S. Treasury rate and LIBOR, for hedge accounting purposes. The ASU also permits using different benchmark rates for similar hedges.

        This ASU is effective immediately and may only be applied on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Citi is evaluating the impact of adopting this ASU.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (NOL) or other tax credit carryforward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carryforwards). This classification should not affect an entity's analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements would still be required.

        This ASU is effective for Citi in its 2014 fiscal year, and may be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date. Citi has the option to apply the ASU retrospectively. Early adoption is also permitted. The impact of adopting this ASU is not material to Citi.

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

        The FASB's proposed model would utilize a single "expected credit loss" measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired, replacing the multiple existing impairment models in U.S. GAAP which generally require that a loss be "incurred" before it is recognized.

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

Other Potential Amendments to Current Accounting Standards

        The FASB and IASB, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, leases and consolidation. As part of the joint financial instruments project, the FASB has issued a proposed ASU that would result in significant changes to the guidance for recognition and measurement of financial instruments, in addition to the proposed ASU that would change the accounting for credit losses on financial instruments discussed above.

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

2.     DISCONTINUED OPERATIONS

Sale of Brazil Credicard business

        On May 14, 2013, Citi entered into a definitive agreement to sell Credicard, its non-Citibank branded cards and consumer finance business in Brazil (Brazil Credicard), which is part of the Global Consumer Banking segment, for approximately $1.24 billion to Banco Itau Unibanco. The sale is expected to result in an after-tax gain of approximately $300 million upon closing (expected to occur by early 2014, subject to Brazilian regulatory approvals). Citi will retain its Citi-branded and Diners credit cards, along with certain affluent segments currently associated with Credicard, which will be re-branded as Citi.

        Brazil Credicard is reported as discontinued operations for the current and all historical periods.

        The following is a summary as of June 30, 2013 of the assets held for sale on the Consolidated Balance Sheet related to Brazil Credicard:

In millions of dollars	June 30, 2013
Assets
Deposits at interest with banks	$84
Loans (net allowance of $358)	2,619
Goodwill and intangible assets	265
Other assets	330

Total assets	$3,298

        Summarized financial information for Discontinued operations for the credit card operations related to Brazil Credicard follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Total revenues, net of interest expense	$251	$255	$515	$540

Income from discontinued operations	55	5	107	31
Income taxes	19	(2)	37	7

Income from discontinued operations, net of taxes	$36	$7	$70	$24

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

        The following is a summary as of June 30, 2013 of the assets held for sale on the Consolidated Balance Sheet or sold related to CCA:

In millions of dollars	June 30, 2013
Assets
Deposits at interest with banks	$4
Goodwill	2
Other assets	2

Total assets	$8

        Summarized financial information for Discontinued operations for the operations related to CCA follows:

In millions of dollars	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Total revenues, net of interest expense	$7	$65

Loss from discontinued operations	(3)	(131)
Gain on sale	—	56
Benefit for income taxes	(1)	(23)

Loss from discontinued operations, net of taxes	$(2)	$(52)

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

        Summarized financial information for Discontinued operations for the credit card operations related to Egg follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Total revenues, net of interest expense	$—	$—	$—	$1

Loss from discontinued operations	(1)	—	(28)	(3)
Loss on sale	—	—	—	(1)
Benefit for income taxes	—	—	(10)	(1)

Loss from discontinued operations, net of taxes	$(1)	$—	$(18)	$(3)

Combined Results for Discontinued Operations

        The following is summarized financial information for Brazil Credicard, CCA, Egg and previous discontinued operations, for which Citi continues to have minimal residual costs associated with the sales.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Total revenues, net of interest expense	$258	$255	$580	$541

Income from discontinued operations	51	5	(52)	28
Gain (loss) on sale	—	—	56	(1)
Provision for income taxes (benefits)	21	(2)	7	8

Income (loss) from discontinued operations, net of taxes	$30	$7	$(3)	$19

3.     BUSINESS SEGMENTS

        Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to Consumer and Corporate customers around the world. The Company's activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Corporate/Other and Citi Holdings business segments.

        The GCB segment includes a global, full-service Consumer franchise delivering a wide array of banking, credit card lending and investment services through a network of local branches, offices and electronic delivery systems and is composed of four Regional Consumer Banking businesses: North America, EMEA, Latin America and Asia.

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

        The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period's presentation. Reclassifications during the second quarter of 2013 related to the reporting of Citi's announced sale of its Brazil Credicard business as discontinued operations for all periods presented. Reclassifications during the first quarter of 2013 related to the re-allocation of certain administrative and funding costs among Citi's businesses.

        The following table presents certain information regarding the Company's continuing operations by segment:

	Total revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions							June 30, 2013	December 31, 2012
	2013	2012	2013	2012	2013	2012
Global Consumer Banking	$9,711	$9,507	$1,022	$1,017	$1,955	$1,971	$395	$404
Institutional Clients Group	9,573	8,238	1,476	760	3,190	2,364	1,068	1,062
Corporate/Other	103	(296)	(34)	(446)	(388)	(447)	290	243

Total Citicorp	$19,387	$17,449	$2,464	$1,331	$4,757	$3,888	$1,753	$1,709
Citi Holdings	1,092	938	(337)	(613)	(569)	(909)	131	156

Total	$20,479	$18,387	$2,127	$718	$4,188	$2,979	$1,884	$1,865

	Total revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(2)
	Six Months Ended June 30,
In millions of dollars, except identifiable assets in billions
	2013	2012	2013	2012	2013	2012
Global Consumer Banking	$19,460	$19,228	$1,998	$2,016	$3,872	$4,131
Institutional Clients Group	19,157	16,285	2,882	1,398	6,315	4,597
Corporate/Other	96	175	(287)	(439)	(710)	(778)

Total Citicorp	$38,713	$35,688	$4,593	$2,975	$9,477	$7,950
Citi Holdings	1,993	1,820	(896)	(1,260)	(1,358)	(1,926)

Total	$40,706	$37,508	$3,697	$1,715	$8,119	$6,024

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $8.3 billion and $7.7 billion; in EMEA of $3.5 billion and $2.9 billion; in Latin America of $3.5 billion and $3.3 billion; and in Asia of $4.0 billion and $3.8 billion for the three months ended June 30, 2013 and 2012, respectively. Includes Citicorp total revenues, net of interest expense, in North America of $17 billion and $15 billion; in EMEA of $6.6 billion and $6.1 billion; in Latin America of $7.1 billion and $6.6 billion; and in Asia of $8.0 billion and $7.8 billion for the six months ended June 30, 2013 and 2012, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.6 billion and $1.3 billion; in the ICG results of $(30) million and $135 million; and in the Citi Holdings results of $0.5 billion and $1.2 billion for the three months ended June 30, 2013 and 2012, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $3.3 billion and $2.8 billion; in the ICG results of $35 million and $224 million; and in the Citi Holdings results of $1.2 billion and $2.6 billion for the six months ended June 30, 2013 and 2012, respectively.

4.     INTEREST REVENUE AND EXPENSE

        For the three and six months ended June 30, 2013 and 2012, respectively, Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Interest revenue
Loan interest, including fees	$11,300	$11,774	$22,725	$24,015
Deposits with banks	252	329	508	694
Federal funds sold and securities borrowed or purchased under agreements to resell	702	902	1,390	1,845
Investments, including dividends	1,687	1,854	3,489	3,764
Trading account assets(1)	1,669	1,695	3,299	3,392
Other interest	230	132	389	270

Total interest revenue	$15,840	$16,686	$31,800	$33,980

Interest expense
Deposits(2)	$1,583	$1,933	$3,259	$3,943
Federal funds purchased and securities loaned or sold under agreements to repurchase	630	753	1,239	1,448
Trading account liabilities(1)	43	52	85	105
Short-term borrowings	148	183	311	391
Long-term debt	1,754	2,422	3,594	5,034

Total interest expense	$4,158	$5,343	$8,488	$10,921

Net interest revenue	$11,682	$11,343	$23,312	$23,059
Provision for loan losses	1,827	2,475	4,041	5,184

Net interest revenue after provision for loan losses	$9,855	$8,868	$19,271	$17,875

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $289 million and $297 million for three months ended June 30, 2013 and 2012, respectively, and $588 million and $669 million for six months ended June 30, 2013 and 2012, respectively.

5.     COMMISSIONS AND FEES

        The table below sets forth Citigroup's Commissions and fees revenue for the three and six months ended June 30, 2013 and 2012, respectively. The primary components of Commissions and fees revenue for the three and six months ended June 30, 2013 were credit card and bank card fees, investment banking fees and trading-related fees.

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

        The following table presents Commissions and fees revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Credit cards and bank cards	$632	$693	$1,256	$1,346
Investment banking	841	652	1,768	1,306
Trading-related	664	552	1,359	1,160
Transaction services	536	514	920	887
Other Consumer(1)	230	215	458	439
Checking-related	72	76	278	314
Loan servicing	115	61	252	101
Corporate finance(2)	132	109	291	243
Other	122	160	241	323

Total commissions and fees	$3,344	$3,032	$6,823	$6,119

(1)
Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)
Consists primarily of fees earned from structuring and underwriting loan syndications.

6.     PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activity. Principal transactions include CVA (credit valuation adjustment on derivatives) and DVA (debt valuation adjustments on issued debt earned at fair value).

        The following table presents principal transactions revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Global Consumer Banking	$243	$159	$454	$415
Institutional Clients Group	2,407	1,434	4,822	3,350
Corporate/Other	(23)	(44)	(165)	(164)

Subtotal Citicorp	$2,627	$1,549	$5,111	$3,601

Local Consumer Lending	(7)	(17)	(13)	(40)
Brokerage and Asset Management	(2)	(9)	(7)	(4)
Special Asset Pool	22	117	(4)	14

Subtotal Citi Holdings	$13	$91	$(24)	$(30)

Total Citigroup	$2,640	$1,640	$5,087	$3,571

Interest rate contracts(1)	$1,647	$1,071	$3,129	$1,862
Foreign exchange contracts(2)	684	450	1,115	1,204
Equity contracts(3)	222	4	380	346
Commodity and other contracts(4)	91	84	207	63
Credit derivatives(5)	(4)	31	256	96

Total	$2,640	$1,640	$5,087	$3,571

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

        All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of independent non-employee directors. For additional information on Citi's incentive plans, see Note 8 to the Consolidated Financial Statements in Citi's 2012 Annual Report on Form 10-K.

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

        Beginning in the second quarter of 2013, the Company utilizes a quarterly, rather than annual, measurement for the Significant Plans. The Significant Plans capture 80% of the Company's global pension and postretirement liabilities at December 31, 2012. For All Other Plans, the Company will continue to utilize an annual measurement approach. See Note 1 to the Consolidated Financial Statements for additional information on the change in accounting policy.

Net (Benefit) Expense

        The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company's U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Benefits earned during the period	$3	$3	$53	$50	$—	$—	$15	$7
Interest cost on benefit obligation	132	141	97	94	8	11	39	30
Expected return on plan assets	(215)	(224)	(104)	(103)	(1)	(1)	(41)	(29)
Amortization of unrecognized
Prior service cost (benefit)	(1)	—	1	1	—	(1)	—	—
Net actuarial loss	28	24	24	20	—	—	11	7
Curtailment (gain) loss	—	—	—	8	—	—	—	—

Net qualified plans (benefit) expense	$(53)	$(56)	$71	$70	$7	$9	$24	$15

U.S. nonqualified plans expense	$12	$10	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(41)	$(46)	$71	$70	$7	$9	$24	$15

Cumulative effect of change in accounting policy(1)	$(23)	$—	$—	$—	$—	$—	$3	$—

Total adjusted net (benefit) expense	$(64)	$(46)	$71	$70	$7	$9	$27	$15

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Benefits earned during the period	$6	$6	$107	$100	$—	$—	$25	$14
Interest cost on benefit obligation	258	282	192	184	17	22	76	58
Expected return on plan assets	(429)	(448)	(205)	(201)	(2)	(2)	(72)	(54)
Amortization of unrecognized
Prior service cost (benefit)	(2)	—	2	2	—	(1)	—	—
Net actuarial loss	59	48	46	39	—	2	22	13
Curtailment (gain) loss	—	—	—	8	—	—	—	—

Net qualified plans (benefit) expense	$(108)	$(112)	$142	$132	$15	$21	$51	$31

U.S. nonqualified plans expense	$24	$20	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(84)	$(92)	$142	$132	$15	$21	$51	$31

Cumulative effect of change in accounting policy(1)	$(23)	$—	$—	$—	$—	$—	$3	$—

Total adjusted net (benefit) expense	$(107)	$(92)	$142	$132	$15	$21	$54	$31

(1)
See Note 1 to the Consolidated Financial Statements for additional information on the change in accounting policy.

 Funded Status and Accumulated Other Comprehensive Income

        The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company's Significant Plans.

Net Amount Recognized

	Six months ended June 30, 2013
	Pension plans		Postretirement plans
In millions of dollars	U.S. plans(1)	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$13,268	$7,399	$1,072	$2,002
PBO of plans measured annually at beginning of year(2)	—	(3,674)	—	(352)

Projected benefit obligation at beginning of year for Significant Plans	$13,268	$3,725	$1,072	$1,650
First quarter activity	(27)	10	(216)	111

Projected benefit obligation at March 31, 2013 for Significant Plans(2)	$13,241	$3,735	$856	$1,761
Cumulative effect of change in accounting policy	(368)	385	—	81
Benefits earned during the period	3	15	—	13
Interest cost on benefit obligation	132	61	7	33
Plan amendments	—	—	—	—
Actuarial (gain) loss	(646)	(366)	(59)	(321)
Benefits paid net participant contributions	(164)	(42)	(20)	(13)
Foreign exchange impact and other	—	(101)	—	(86)

Projected benefit obligation at period end for Significant Plans	$12,198	$3,687	$784	$1,468

Change in plan assets
Plan assets at fair value at beginning of year	$12,656	$7,154	$50	$1,497
Plan assets at fair value of plans measured annually at beginning of year(2)	—	(2,834)	—	(10)

Plan assets at fair value at beginning of year for Significant Plans	$12,656	$4,320	$50	1,487
First quarter activity	59	39	(4)	267

Plan assets at fair value at March 31, 2013 for Significant Plans(2)	$12,715	$4,359	$46	$1,754
Cumulative effect of change in accounting policy	(53)	126	3	21
Actual return on plan assets	53	(377)	(3)	(294)
Company contributions	—	11	16	—
Plan participants contributions	—	—	—	—
Settlements	—	—	—	—
Benefits paid	(164)	(42)	(20)	(13)
Foreign exchange impact and other	—	(98)	—	(82)

Plan assets at fair value at period end for Significant Plans	$12,551	$3,979	$42	$1,386

Funded status of Significant Plans at period end	$353	$292	$(742)	$(82)

Net amount recognized
Benefit asset	$353	$393	$—	$—
Benefit liability	—	(101)	(742)	(82)

Net amount recognized on the balance sheet	$353	$292	$(742)	$(82)

Amounts recognized in Accumulated other comprehensive income (loss)
Prior service benefit	$(11)	$(2)	$(1)	$(3)
Net actuarial loss (gain)	4,068	1,277	(140)	704

Net amount recognized in equity—pretax	$4,057	$1,275	$(141)	$701

Accumulated benefit obligation at period end	$12,178	$3,173	N/A	N/A

(1)
The U.S. plans exclude nonqualified plans, for which the aggregate PBO was $769 million at the beginning of the year.

(2)
Only Significant Plans are measured quarterly. All Other Plans are only measured annually.

        The following table shows the change in Accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2013.

In millions of dollars(1)	Three months ended June 30, 2013	Six months ended June 30, 2013
Beginning of period balance, net of tax	$(5,016)	$(5,270)

Cumulative effect of change in accounting policy	(22)	(22)
Actuarial assumptions changes and plan experience	1,393	1,595
Net asset gain due to actual returns exceeding expected returns	(937)	(937)
Net amortizations	72	145
Foreign exchange impact and other	143	216
Change in deferred taxes, net	(248)	(342)

Change, net of tax	401	655

End of period balance, net of tax(1)	$(4,615)	$(4,615)

(1)
See Note 17 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.

Plan Assumptions

        The Company utilizes a number of assumptions to determine plan obligations and expense. Changes in one or a combination of these assumptions will have an impact on the Company's pension and postretirement benefit obligation, funded status and (benefit) expense. Changes in the plans' funded status resulting from unexpected changes in the projected benefit obligation and fair value of plan assets will have a corresponding impact on Accumulated other comprehensive income (loss).

        As a result of the quarterly measurement of the Company's Significant Plans beginning in the second quarter of 2013, the obligations and assets of these plans are measured based on end-of-period discount rates and asset values, while benefit expense is measured based on beginning-of-period discount rates. Any material changes to all other assumptions for the Significant Plans during the quarterly period are updated during the period as necessary. If no material changes occur, these assumptions will remain the same as at the preceding period-end. All assumptions including discount rates for All Other Plans will continue to be the same as at the preceding year-end.

        The discount rates used in determining the pension and postretirement benefit obligations at June 30, 2013, March 31, 2013 and December 31, 2012, and the net benefit expenses for the Company's Significant Plans for the three months ended June 30, 2013, three months ended March 31, 2013 and the year ended December 31, 2012, are shown in the table below. Discount rates at period end are utilized to value the period end benefit obligations and compute the benefit expense in the subsequent quarter.

At period ended(1)	Jun. 30, 2013	Mar. 31, 2013	Year ended Dec. 31, 2012
U.S. plans(2)
Pension	4.75%	4.20%	3.90%
Postretirement	4.40	3.60	3.60
Non-U.S. plans
Pension	4.70 to 8.40	4.40 to 7.40	4.50 to 7.70
Weighted average	6.52	6.09	6.21
Postretirement	8.40	7.40	7.70

	Three months ended
During the period(1)	Jun. 30, 2013	Mar. 31, 2013	Year ended Dec. 31, 2012
U.S. plans(2)
Pension	4.20%	3.90%	4.70%
Postretirement	3.60	3.60	4.30
Non-U.S. plans
Pension	4.40 to 7.40	4.50 to 7.70	5.20 to 8.50
Weighted average	6.09	6.21	6.79
Postretirement	7.40	7.70	8.50

(1)
Per the quarterly remeasurement process, only discount rates for the Significant Plans are listed above. For plan assumptions for All Other Plans, please refer to Note 9 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.

(2)
Weighted-average rates for the U.S. plans equal the stated rates.

Sensitivities of Certain Key Assumptions

        The following tables summarize the effect on the Company's Significant Plans pension expense of a one-percentage-point change in the discount rate:

	One-percentage- point increase
In millions of dollars	2013	2012
U.S. plans	$16	$18
Non-U.S. plans	(19)	(19)

	One-percentage- point decrease
In millions of dollars	2013	2012
U.S. plans	$(36)	$(36)
Non-U.S. plans	22	25

        Since the Company's U.S. qualified pension plan was frozen, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the Company's U.S. qualified pension plan is driven more by interest costs than service costs, and an increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.

Contributions

        The Company's funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no minimum required cash contributions during the second quarter of 2013.

        The following table summarizes the actual Company contributions for the six months ended June 30, 2013 and 2012, as well as estimated expected Company contributions for the remainder of 2013. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

 Summary of Company Contributions

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Company contributions(2) for the six months ended June 30	$21	$25	$125	$75	$28	$28	$168	$3

Company contributions expected for the remainder of the year	$21	$21	$88	$137	$28	$27	$5	$84

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

        Under the Citigroup 401(k) Plan, eligible U.S. employees receive matching contributions of up to 6% of their eligible compensation for 2013 and 2012, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants' individual elections. The pretax expense associated with this plan amounted to approximately $98 million and $92 million in the three months ended June 30, 2013 and 2012, and $202 million and $196 million in the six months ended June 30, 2013 and 2012, respectively.

Postemployment Plans

        The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.

        The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company's U.S. postemployment plans.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Service related expense
Benefits earned during the year	$6	$6	$13	$12
Interest cost on benefit obligation	3	3	6	7
Amortization of unrecognized
Prior service cost	2	2	4	4
Net actuarial loss	3	3	6	6

Total service related expense	$14	$14	$29	$29

Non-service related expense	$6	$6	$13	$12

Total net expense	$20	$20	$42	$41

9.     EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per-share amounts	2013	2012	2013	2012
Income from continuing operations before attribution of noncontrolling interests	$4,188	$2,979	$8,119	$6,024
Less: Noncontrolling interests from continuing operations	36	40	126	166

Net income from continuing operations (for EPS purposes)	$4,152	$2,939	$7,993	$5,858
Income (loss) from discontinued operations, net of taxes	30	7	(3)	19

Citigroup's net income	$4,182	$2,946	$7,990	$5,877
Less: Preferred dividends	9	9	13	13

Net income available to common shareholders	$4,173	$2,937	$7,977	$5,864
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	83	69	155	123

Net income allocated to common shareholders for basic EPS	$4,090	$2,868	$7,822	$5,741
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	1	4	1	8

Net income allocated to common shareholders for diluted EPS	$4,091	$2,872	$7,823	$5,749

Weighted-average common shares outstanding applicable to basic EPS	3,040.7	2,926.6	3,040.4	2,926.4
Effect of dilutive securities
T-DECs(1)	—	87.8	—	87.8
Options(2)	5.0	—	4.5	—
Other employee plans	0.5	0.5	0.5	0.5
Convertible securities(3)	0.1	0.1	0.1	0.1

Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,046.3	3,015.0	3,045.5	3,014.8

Basic earnings per share(4)
Income from continuing operations	$1.34	$0.98	$2.57	$1.96
Discontinued operations	0.01	—	—	0.01

Net income	$1.35	$0.98	$2.57	$1.96

Diluted earnings per share(4)
Income from continuing operations	$1.33	$0.95	$2.57	$1.90
Discontinued operations	0.01	—	—	0.01

Net income	$1.34	$0.95	$2.57	$1.91

(1)
Pursuant to the terms of Citi's previously outstanding Tangible Dividend Enhanced Common Stock Securities (T-DECs), on December 17, 2012, the Company delivered 96,337,772 shares of Citigroup common stock for the final settlement of the prepaid stock purchase contract. The impact of the T-DECs is fully reflected in the basic shares for 2013 and diluted shares for 2012.

(2)
During the second quarters of 2013 and 2012, weighted-average options to purchase 8.2 million and 35.8 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $79.80 and $52.80, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively, were not included in the computation of earnings per share in the second quarters of 2013 and 2012 because they were anti-dilutive.

(4)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

See Note 18 to the Consolidated Financial Statements for the future impact of preferred stock dividends.

10.   FEDERAL FUNDS/SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

        Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at June 30, 2013 and December 31, 2012:

In millions of dollars	June 30, 2013	December 31, 2012
Federal funds sold	$288	$97
Securities purchased under agreements to resell	136,231	138,549
Deposits paid for securities borrowed	126,686	122,665

Total	$263,205	$261,311

        Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at June 30, 2013 and December 31, 2012:

In millions of dollars	June 30, 2013	December 31, 2012
Federal funds purchased	$622	$1,005
Securities sold under agreements to repurchase	186,255	182,330
Deposits received for securities loaned	31,375	27,901

Total	$218,252	$211,236

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

        The majority of the resale and repurchase agreements are recorded at fair value, as described in Note 22 to the Consolidated Financial Statements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.

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

        A majority of securities borrowing and lending agreements are recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 22 to the Consolidated Financial Statements. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.

        The enforceability of offsetting rights incorporated in the master netting agreements for resale and repurchase agreements and securities borrowing and lending agreements is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing which provides the requisite level of certainty regarding the enforceability of these agreements and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.

        A legal opinion may not have been sought or obtained for certain jurisdictions where local law is silent or sufficiently ambiguous to determine the enforceability of offsetting rights or where adverse case law or conflicting regulation may cast doubt on the enforceability of such rights. In some jurisdictions and for some counterparty types, the insolvency law for a particular counterparty type may be nonexistent or unclear as overlapping regimes may exist. For example, this may be the case for certain sovereigns, municipalities, central banks and U.S. pension plans.

        The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of June 30, 2013 and December 31, 2012. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of June 30, 2013:
In millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(2)	Net Amounts(3)
Securities purchased under agreements to resell	$202,464	$66,233	$136,231	$120,476	$15,755
Deposits paid for securities borrowed	126,686	—	126,686	34,713	91,973

Total	$329,150	$66,233	$262,917	$155,189	$107,728

In millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(2)	Net Amounts(3)
Securities sold under agreements to repurchase	$252,488	$66,233	$186,255	$115,655	$70,600
Deposits received for securities loaned	31,375	—	31,375	29,906	1,469

Total	$283,863	$66,233	$217,630	$145,561	$72,069

	As of December 31, 2012:
In millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(2)	Net Amounts(3)
Securities purchased under agreements to resell	$187,950	$49,401	$138,549	$111,745	$26,804
Deposits paid for securities borrowed	122,665	—	122,665	34,733	87,932

Total	$310,615	$49,401	$261,214	$146,478	$114,736

In millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(2)	Net Amounts(3)
Securities sold under agreements to repurchase	$231,731	$49,401	$182,330	$104,681	$77,649
Deposits received for securities loaned	27,901	—	27,901	15,579	12,322

Total	$259,632	$49,401	$210,231	$120,260	$89,971

(1)
Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)
Includes financial instruments subject to enforceable master netting agreements that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default has occurred and a legal opinion supporting enforceability of the offsetting right has been obtained.

(3)
Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

11.   TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at June 30, 2013 and December 31, 2012:

In millions of dollars	June 30, 2013	December 31, 2012
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$31,628	$31,160
Prime	1,491	1,248
Alt-A	746	801
Subprime	1,786	812
Non-U.S. residential	716	607
Commercial	2,476	2,441

Total mortgage-backed securities	$38,843	$37,069

U.S. Treasury and federal agency securities
U.S. Treasury	$20,129	$17,472
Agency obligations	2,993	2,884

Total U.S. Treasury and federal agency securities	$23,122	$20,356

State and municipal securities	$4,447	$3,806
Foreign government securities	82,263	89,239
Corporate	31,426	35,224
Derivatives(2)	56,797	54,620
Equity securities	52,642	56,998
Asset-backed securities(1)	5,397	5,352
Other debt securities(3)	11,633	18,265

Total trading account assets	$306,570	$320,929

Trading account liabilities
Securities sold, not yet purchased	$71,100	$63,798
Derivatives(2)	51,922	51,751

Total trading account liabilities	$123,022	$115,549

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 19 to the Consolidated Financial Statements.

(2)
Presented net, pursuant to enforceable master netting agreements. See Note 20 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

(3)
Includes investments in unallocated precious metals, as discussed in Note 22 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value.

12.   INVESTMENTS

Overview

In millions of dollars	June 30, 2013	December 31, 2012
Securities available-for-sale	$277,378	$288,695
Debt securities held-to-maturity(1)	9,602	10,130
Non-marketable equity securities carried at fair value(2)	5,720	5,768
Non-marketable equity securities carried at cost(3)	7,640	7,733

Total investments	$300,340	$312,326

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

Securities Available-for-Sale

        The amortized cost and fair value of AFS securities at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013				December 31, 2012
In millions of dollars	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value
Debt securities AFS
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$49,450	$663	$705	$49,408	$46,001	$1,507	$163	$47,345
Prime	30	—	—	30	85	1	—	86
Alt-A	1	—	—	1	1	—	—	1
Non-U.S. residential	8,791	121	5	8,907	7,442	148	—	7,590
Commercial	451	10	9	452	436	16	3	449

Total mortgage-backed securities	$58,723	$794	$719	$58,798	$53,965	$1,672	$166	$55,471

U.S. Treasury and federal agency securities
U.S. Treasury	$62,813	$577	$138	$63,252	$64,667	$943	$16	$65,594
Agency obligations	21,264	137	91	21,310	26,014	237	4	26,247

Total U.S. Treasury and federal agency securities	$84,077	$714	$229	$84,562	$90,681	$1,180	$20	$91,841

State and municipal(3)	$19,185	$83	$1,939	$17,329	$20,020	$132	$1,820	$18,332
Foreign government	86,351	464	508	86,307	93,298	903	154	94,047
Corporate	10,194	262	106	10,350	9,302	398	26	9,674
Asset-backed securities(2)	15,951	54	121	15,884	14,188	85	143	14,130
Other debt securities	256	—	—	256	256	2	—	258

Total debt securities AFS	$274,737	$2,371	$3,622	$273,486	$281,710	$4,372	$2,329	$283,753

Marketable equity securities AFS	$3,816	$224	$148	$3,892	$4,643	$444	$145	$4,942

Total securities AFS	$278,553	$2,595	$3,770	$277,378	$286,353	$4,816	$2,474	$288,695

(1)
Gross unrealized gains and losses, as presented, do not include the impact of minority investments and the related allocations and pick up of unrealized gains and losses of AFS securities. These amounts totaled $76 million and $32 million of unrealized gains as of June 30, 2013 and December 31, 2012 respectively.

(2)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 19 to the Consolidated Financial Statements.

(3)
The unrealized losses on state and municipal debt securities are primarily attributable to the result of interest rates on taxable fixed income instruments decreasing relatively faster than the general tax-exempt municipal interest rates and the effects of fair value hedge accounting. Citi hedges certain fixed-rate tax-exempt state and municipal debt securities utilizing LIBOR-based interest rate swaps. During the hedge period, tax-exempt municipal interest rate yields have slightly decreased while LIBOR yields have significantly decreased. The losses on the LIBOR swaps were recorded in earnings and substantially offset by gains on the state and municipal debt securities attributable to changes in the LIBOR Swap Rate being hedged. Reclassification of the fair value gains on the state and municipal debt securities attributable to changes in the LIBOR Swap Rate from Accumulated other comprehensive income (AOCI) to earnings pursuant to fair value hedge accounting has resulted in unrealized losses on state and municipal debt securities in AOCI.

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

        The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2013
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$24,792	$683	$539	$22	$25,331	$705
Prime	6	—	4	—	10	—
Alt-A	—	—	—	—	—	—
Non-U.S. residential	1,248	5	11	—	1,259	5
Commercial	149	$8	$9	$1	$158	$9

Total mortgage-backed securities	$26,195	$696	$563	$23	$26,758	$719

U.S. Treasury and federal agency securities
U.S. Treasury	$26,193	$133	$105	$5	$26,298	$138
Agency obligations	8,575	91	—	—	8,575	91

Total U.S. Treasury and federal agency securities	$34,768	$224	$105	$5	$34,873	$229

State and municipal	$1,005	104	$10,832	$1,835	$11,837	$1,939
Foreign government	38,893	433	3,534	75	42,427	508
Corporate	4,257	101	124	5	4,381	106
Asset-backed securities	6,720	75	747	46	7,467	121
Marketable equity securities AFS	20	1	753	147	773	148

Total securities AFS	$111,858	$1,634	$16,658	$2,136	$128,516	$3,770

December 31, 2012
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,759	$138	$464	$25	$9,223	$163
Prime	15	—	5	—	20	—
Non-U.S. residential	5	—	7	—	12	—
Commercial	29	—	24	3	53	3

Total mortgage-backed securities	$8,808	$138	$500	$28	$9,308	$166

U.S. Treasury and federal agency securities
U.S. Treasury	$9,374	$11	$105	$5	$9,479	$16
Agency obligations	1,001	4	—	—	1,001	4

Total U.S. Treasury and federal agency securities	$10,375	$15	$105	$5	$10,480	$20

State and municipal	$10	$—	$11,095	$1,820	$11,105	$1,820
Foreign government	24,235	78	3,910	76	28,145	154
Corporate	1,420	8	225	18	1,645	26
Asset-backed securities	1,942	4	2,888	139	4,830	143
Marketable equity securities AFS	15	1	764	144	779	145

Total securities AFS	$46,805	$244	$19,487	$2,230	$66,292	$2,474

        The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$26	$26	$10	$10
After 1 but within 5 years	363	372	365	374
After 5 but within 10 years	2,233	2,283	1,992	2,124
After 10 years(2)	56,101	56,117	51,598	52,963

Total	$58,723	$58,798	$53,965	$55,471

U.S. Treasury and federal agency securities
Due within 1 year	$13,092	$13,114	$9,387	$9,499
After 1 but within 5 years	66,233	66,499	76,454	77,267
After 5 but within 10 years	1,901	2,019	2,171	2,408
After 10 years(2)	2,851	2,930	2,669	2,667

Total	$84,077	$84,562	$90,681	$91,841

State and municipal
Due within 1 year	$187	$187	$208	$208
After 1 but within 5 years	3,220	3,216	3,221	3,223
After 5 but within 10 years	201	207	155	165
After 10 years(2)	15,577	13,719	16,436	14,736

Total	$19,185	$17,329	$20,020	$18,332

Foreign government
Due within 1 year	$33,166	$33,154	$34,873	$34,869
After 1 but within 5 years	46,835	46,778	49,587	49,933
After 5 but within 10 years	5,417	5,373	7,239	7,380
After 10 years(2)	933	1,002	1,599	1,865

Total	$86,351	$86,307	$93,298	$94,047

All other(3)
Due within 1 year	$2,379	$2,335	$1,001	$1,009
After 1 but within 5 years	10,302	10,392	11,285	11,351
After 5 but within 10 years	5,533	5,582	4,330	4,505
After 10 years(2)	8,187	8,181	7,130	7,197

Total	$26,401	$26,490	$23,746	$24,062

Total debt securities AFS	$274,737	$273,486	$281,710	$283,753

(1)
Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate, asset-backed and other debt securities.

        The following table presents interest and dividends on investments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Taxable interest	$1,381	$1,604	$2,891	$3,264
Interest exempt from U.S. federal income tax	198	166	370	340
Dividends	108	84	228	160

Total interest and dividends	$1,687	$1,854	$3,489	$3,764

        The following table presents realized gains and losses on all investments for the three and six months ended June 30, 2013 and 2012. The gross realized investment losses exclude losses from OTTI:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
Gross realized investment gains	$620	$329	$1,114	$2,495
Gross realized investment losses(1)	(369)	(56)	(413)	(297)

Net realized gains	$251	$273	$701	$2,198

(1)
During the periods presented, the Company sold various debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. In addition, certain securities were reclassified to AFS investments in response to significant credit deterioration. The Company intends to sell the securities and recorded OTTI reflected in the table under "Recognition and Measurement of OTTI" below. For the three months ended June 30, 2013, the securities sold had a carrying value of $318 million and the Company recorded a realized loss of $56 million; the securities reclassified to AFS investments had a carrying value of $300 million and the Company recorded OTTI of $61 million. For the six months ended June 30, 2013 and 2012, the securities sold had a carrying value of $485 million and $1,243 million, respectively, and the Company recorded a realized loss of $66 million and $169 million, respectively. For the six months ended June 30, 2013 and 2012, securities reclassified to AFS totaled $902 million and $107 million and the Company recorded OTTI of $155 million and $26 million, respectively.

Debt Securities Held-to-Maturity

        The carrying value and fair value of debt securities held-to-maturity (HTM) at June 30, 2013 and December 31, 2012 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized losses recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
June 30, 2013
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$130	$24	$106	$17	$4	$119
Alt-A	1,876	547	1,329	558	250	1,637
Subprime	17	—	17	2	5	14
Non-U.S. residential	1,661	265	1,396	47	39	1,404
Commercial	27	—	27	—	—	27

Total mortgage-backed securities	$3,711	$836	$2,875	$624	$298	$3,201

State and municipal	1,308	70	1,238	63	62	1,239
Foreign government	4,123	—	4,123	38	17	4,144
Corporate	825	91	734	94	—	828
Asset-backed securities(3)	670	38	632	43	10	665

Total debt securities held-to-maturity	$10,637	$1,035	$9,602	$862	$387	$10,077

December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$258	$49	$209	$30	$4	$235
Alt-A	2,969	837	2,132	653	250	2,535
Subprime	201	43	158	13	21	150
Non-U.S. residential	2,488	401	2,087	50	81	2,056
Commercial	123	—	123	1	2	122

Total mortgage-backed securities	$6,039	$1,330	$4,709	$747	$358	$5,098

State and municipal	$1,278	$73	$1,205	$89	$37	$1,257
Foreign government	2,987	—	2,987	—	—	2,987
Corporate	829	103	726	73	—	799
Asset-backed securities(3)	529	26	503	8	8	503

Total debt securities held-to-maturity	$11,662	$1,532	$10,130	$917	$403	$10,644

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

(3)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 19 to the Consolidated Financial Statements.

        The Company has the positive intent and ability to hold these securities to maturity absent any unforeseen further significant changes in circumstances, including deterioration in credit or with regard to regulatory capital requirements.

        The net unrealized losses classified in AOCI relate to debt securities previously reclassified from AFS investments to HTM investments. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI, while credit-related impairment is recognized in earnings. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of June 30, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
June 30, 2013
Debt securities held-to-maturity
Mortgage-backed securities	$40	$2	$586	$296	$626	$298
State and municipal	305	23	256	39	561	62
Foreign government	919	17	—	—	919	17
Corporate	—	—	—	—	—	—
Asset-backed securities	125	4	207	6	332	10

Total debt securities held-to-maturity	$1,389	$46	$1,049	$341	$2,438	$387

December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities	$88	$7	$1,522	$351	$1,610	$358
State and municipal	—	—	383	37	383	37
Foreign government	294	—	—	—	294	—
Corporate	—	—	—	—	—	—
Asset-backed securities	—	—	406	8	406	8

Total debt securities held-to-maturity	$382	$7	$2,311	$396	$2,693	$403

        Excluded from the gross unrecognized losses presented in the above table are the $1.0 billion and $1.5 billion of gross unrealized losses recorded in AOCI as of June 30, 2013 and December 31, 2012, respectively, mainly related to the HTM securities that were reclassified from AFS investments. Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at June 30, 2013 and December 31, 2012.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	69	67
After 5 but within 10 years	27	27	54	54
After 10 years(1)	2,848	3,174	4,586	4,977

Total	$2,875	$3,201	$4,709	$5,098

State and municipal
Due within 1 year	$7	$7	$14	$15
After 1 but within 5 years	24	25	36	37
After 5 but within 10 years	54	59	58	62
After 10 years(1)	1,153	1,148	1,097	1,143

Total	$1,238	$1,239	$1,205	$1,257

Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	4,123	4,144	2,987	2,987
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—

Total	$4,123	$4,144	$2,987	$2,987

All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	735	828	728	802
After 5 but within 10 years	—	—	—	—
After 10 years(1)	631	665	501	500

Total	$1,366	$1,493	$1,229	$1,302

Total debt securities held-to-maturity	$9,602	$10,077	$10,130	$10,644

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

        Management assesses equity method investments with fair value less than carrying value for OTTI. Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 21 to the Consolidated Financial Statements).

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

        The sections below describe current circumstances related to certain of the Company's significant equity method investments, specific impairments and the Company's process for identifying credit-related impairments in its security types with the most significant unrealized losses as of June 30, 2013.

Akbank

        In March 2012, Citi decided to reduce its ownership interest in Akbank T.A.S., an equity investment in Turkey (Akbank), to below 10%. As of March 31, 2012, Citi held a 20% equity interest in Akbank, which it purchased in January 2007, accounted for as an equity method investment. As a result of its decision to sell its share holdings in Akbank, in the first quarter of 2012 Citi recorded an impairment charge related to its total investment in Akbank amounting to approximately $1.2 billion pretax ($763 million after-tax). This impairment charge was primarily driven by the recognition of all net investment foreign currency hedging and translation losses previously reflected in AOCI as well as a reduction in the carrying value of the investment to reflect the market price of Akbank's shares. The impairment charge was recorded in OTTI losses on investments in the Consolidated Statement of Income. During the second quarter of 2012, Citi sold a 10.1% stake in Akbank, resulting in a loss on sale of $424 million ($274 million after-tax) recorded in Other revenue. As of June 30, 2013, the remaining 9.9% stake in Akbank is recorded within marketable equity securities available-for-sale.

MSSB

        On September 17, 2012, Citi sold to Morgan Stanley a 14% interest (the 14% Interest) in the MSSB joint venture, pursuant to the exercise of the purchase option by Morgan Stanley on June 1, 2012. Morgan Stanley paid Citi $1.89 billion in cash as the purchase price of the 14% Interest. The purchase price was based on an implied 100% valuation of the MSSB joint venture of $13.5 billion, as agreed between Morgan Stanley and Citi pursuant to an agreement dated September 11, 2012. The related approximate $4.5 billion in deposits were transferred to Morgan Stanley at no premium, as agreed between the parties.

        Prior to the September 2012 sale, Citi's carrying value of its 49% interest in the MSSB joint venture was approximately $11.3 billion. As a result of the agreement entered into with Morgan Stanley on September 11, 2012, Citi recorded a charge to net income in the third quarter of 2012 of approximately $2.9 billion after-tax ($4.7 billion pretax), consisting of (i) a charge recorded in Other revenue of approximately $800 million after-tax ($1.3 billion pretax), representing a loss on sale of the 14% Interest, and (ii) an OTTI of the carrying value of its remaining 35% interest in the MSSB joint venture of approximately $2.1 billion after-tax ($3.4 billion pretax).

        On June 21, 2013, Morgan Stanley notified Citi of its intent to exercise its call option with respect to Citi's remaining 35% investment in the MSSB joint venture, composed of an approximate $4.725 billion equity investment and $3 billion of other MSSB financing (consisting of approximately $2.028 billion of preferred stock and a $0.880 billion loan). At the closing of the transaction on June 28, 2013, the loan to MSSB was repaid and the MSSB interests and preferred stock were settled, with no significant gains or losses recorded at the time of settlement. In addition, MSSB made a dividend payment to Citi on June 28, 2013 in the amount of $37.5 million.

        With this sale of remaining interest, redemption of preferred stock, and repayment of the loan, Citi resolves all investment and financing balances associated with the MSSB joint venture, except for the deposits discussed below. Certain of the transition servicing agreements and clearing agreements remain in place for the remainder of the year to deliver customer statements and tax filings.

        At June 30, 2013, Citi held deposits of approximately $57 billion related to MSSB customers. Pursuant to its agreement with Morgan Stanley, Citi will transfer these deposits to Morgan Stanley in stages, starting with approximately $20 billion during the third quarter of 2013, and approximately $5 billion per quarter for the next two years. The transfer of approximately $18 billion occurred in July 2013, with the remaining deposit balances to be transferred over the subsequent two year period.

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

        Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (i) 10% of current loans, (ii) 25% of 30-59 day delinquent loans, (iii) 70% of 60-90 day delinquent loans and (iv) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions contemplate the actual collateral attributes, including geographic concentrations, rating actions and current market prices.

        The key assumptions for mortgage-backed securities as of June 30, 2013 are in the table below:

June 30, 2013
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

State and municipal securities

        Citigroup's AFS state and municipal bonds consist mainly of bonds that are financed through Tender Option Bond programs or were previously financed in this program (for additional information, see Note 19 to the Consolidated Financial Statements). The process for identifying credit impairments for these bonds is largely based on third-party credit ratings. Individual bond positions that are financed through Tender Option Bonds are required to meet minimum ratings requirements, which vary based on the sector of the bond issuer.

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

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings for the three and six months ended June 30, 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
OTTI on Investments and Other Assets In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period ended June 30, 2013	$3	$1	$—	$4	$5	$12	$—	$17
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$3	$1	$—	$4	$5	$12	$—	$17
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery(2)	71	—	87	158	214	—	192	406

Total impairment losses recognized in earnings	$74	$1	$87	$162	$219	$12	$192	$423

(1)
Includes OTTI on non-marketable equity securities.

(2)
The first quarter of 2013 included the recognition of a $105 million impairment charge related to the carrying value of Citi's remaining 35% interest in the MSSB joint venture which was offset by the equity pickup from the joint venture in the quarter which was recorded in Other revenue. See "MSSB" above.

        The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2013 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Mar. 31, 2013 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Jun. 30, 2013 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	169	—	—	—	169
Corporate	116	—	—	(1)	115
All other debt securities	139	3	—	—	142

Total OTTI credit losses recognized for AFS debt securities	$719	$3	$—	$(1)	$721

HTM debt securities
Mortgage-backed securities(1)	$846	$—	$—	$(122)	$724
Corporate	56	—	—	—	56
All other debt securities	135	1	—	(4)	132

Total OTTI credit losses recognized for HTM debt securities	$1,037	$1	$—	$(126)	$912

(1)
Primarily consists of Alt-A securities.

        The following is a six-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2013 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Dec. 31, 2012 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Jun. 30, 2013 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	169	—	—	—	169
Corporate	116	—	—	(1)	115
All other debt securities	137	5	—	—	142

Total OTTI credit losses recognized for AFS debt securities	$717	$5	$—	$(1)	$721

HTM debt securities
Mortgage-backed securities(1)	$869	$10	$1	$(156)	$724
Corporate	56	—	—	—	56
All other debt securities	135	1	—	(4)	132

Total OTTI credit losses recognized for HTM debt securities	$1,060	$11	$1	$(160)	$912

(1)
Primarily consists of Alt-A securities.

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

	Fair value		Unfunded commitments
					Redemption frequency (if currently eligible) monthly, quarterly, annually
In millions of dollars	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012		Redemption notice period
Hedge funds	$1,317	$1,316	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)(3)	855	837	252	342	—	—
Real estate funds(3)(4)	231	228	36	57	—	—

Total(5)	$2,403	$2,381	$288	$399	—	—

(1)
Includes investments in private equity funds carried at cost with a carrying value of $1 million and $6 million at June 30, 2013 and December 31, 2012, respectively.

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

(5)
Included in the total fair value of investments above are $1.5 billion and $0.4 billion of fund assets that are valued using NAVs provided by third-party asset managers as of June 30, 2013 and December 31, 2012, respectively. Amounts exclude investments in funds that are consolidated by Citi.

13.   LOANS

        Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified primarily according to the segment and subsegment that manage the loans.

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and Local Consumer Lending in Citi Holdings. The following table provides information by loan type:

In millions of dollars	June 30, 2013	December 31, 2012
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$112,890	$125,946
Installment, revolving credit, and other	13,061	14,070
Cards	104,925	111,403
Commercial and industrial	5,620	5,344

	$236,496	$256,763

In offices outside the U.S.
Mortgage and real estate(1)	$53,507	$54,709
Installment, revolving credit, and other	32,296	33,958
Cards	35,748	40,653
Commercial and industrial	23,849	22,225
Lease financing	712	781

	$146,112	$152,326

Total Consumer loans	$382,608	$409,089
Net unearned income	(456)	(418)

Consumer loans, net of unearned income	$382,152	$408,671

(1)
Loans secured primarily by real estate.

        Included in the loan table above are lending products whose terms may give rise to greater credit issues. Credit cards with below-market introductory interest rates and interest-only loans are examples of such products. These products are closely managed using credit techniques that are intended to mitigate their higher inherent risk.

        During the three and six months ended June 30, 2013 and 2012, the Company sold and/or reclassified (to held-for-sale) $6.5 billion and $0.8 billion, and $10.2 and $1.4 billion, respectively, of Consumer loans. The Company did not have significant purchases of Consumer loans during the three and six months ended June 30, 2013 or June 30, 2012.

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

        The policy for re-aging modified U.S. Consumer loans to current status varies by product. Generally, one of the conditions to qualify for these modifications is that a minimum number of payments (typically ranging from one to three) be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended Consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended Consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) loans are modified under those respective agencies' guidelines and payments are not always required in order to re-age a modified loan to current.

        The following tables provide details on Citigroup's Consumer loan delinquency and non-accrual loans as of June 30, 2013 and December 31, 2012:

Consumer Loan Delinquency and Non-Accrual Details at June 30, 2013

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$67,553	$2,362	$2,303	$5,539	$77,757	$3,673	$4,210
Home equity loans(5)	33,006	494	700	—	34,200	1,517	—
Credit cards	103,088	1,213	1,228	—	105,529	—	1,228
Installment and other	12,403	202	205	—	12,810	209	5
Commercial market loans	8,342	45	33	—	8,420	139	10

Total	$224,392	$4,316	$4,469	$5,539	$238,716	$5,538	$5,453

In offices outside North America
Residential first mortgages	$44,254	$446	$405	$—	$45,105	$648	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	34,159	783	658	—	35,600	376	453
Installment and other	28,850	451	165	—	29,466	227	—
Commercial market loans	32,515	122	154	—	32,791	704	—

Total	$139,778	$1,802	$1,382	$—	$142,962	$1,955	$453

Total GCB and LCL	$364,170	$6,118	$5,851	$5,539	$381,678	$7,493	$5,906
SAP	434	16	24	—	474	69	—

Total Citigroup	$364,604	$6,134	$5,875	$5,539	$382,152	$7,562	$5,906

(1)
Loans less than 30 days past due are presented as current.

(2)
Includes $1.0 billion of residential first mortgages recorded at fair value.

(3)
Excludes loans guaranteed by U.S. government entities.

(4)
Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.3 billion and ≥ 90 days past due of $4.2 billion.

(5)
Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2012

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$75,791	$3,074	$3,339	$6,000	$88,204	$4,922	$4,695
Home equity loans(5)	35,740	642	843	—	37,225	1,797	—
Credit cards	108,892	1,582	1,527	—	112,001	—	1,527
Installment and other	13,319	288	325	—	13,932	179	8
Commercial market loans	7,874	32	19	—	7,925	210	11

Total	$241,616	$5,618	$6,053	$6,000	$259,287	$7,108	$6,241

In offices outside North America
Residential first mortgages	$45,496	$547	$485	$—	$46,528	$807	$—
Home equity loans(5)	4	—	2	—	6	2	—
Credit cards	38,920	970	805	—	40,695	516	508
Installment and other	29,350	496	167	—	30,013	254	—
Commercial market loans	31,263	106	181	—	31,550	428	—

Total	$145,033	$2,119	$1,640	$—	$148,792	$2,007	$508

Total GCB and LCL	$386,649	$7,737	$7,693	$6,000	$408,079	$9,115	$6,749
SAP	545	18	29	—	592	81	—

Total Citigroup	$387,194	$7,755	$7,722	$6,000	$408,671	$9,196	$6,749

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

        The following table provides details on the FICO scores attributable to Citi's U.S. Consumer loan portfolio as of June 30, 2013 and December 31, 2012 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

	June 30, 2013
FICO score distribution in U.S. portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$13,210	$6,960	$45,758
Home equity loans	4,569	3,024	24,899
Credit cards	6,935	9,325	85,398
Installment and other	3,658	2,311	5,209

Total	$28,372	$21,620	$161,264

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

        The following tables provide details on the LTV ratios attributable to Citi's U.S. Consumer mortgage portfolios as of June 30, 2013 and December 31, 2012. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

	June 30, 2013
LTV distribution in U.S. portfolio(1)(2) In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$41,153	$15,499	$9,299
Home equity loans	13,097	9,047	10,135

Total	$54,250	$24,546	$19,434

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

        As a result of OCC guidance issued in the third quarter of 2012, mortgage loans to borrowers that have gone through Chapter 7 bankruptcy are classified as TDRs. These TDRs, other than FHA-insured loans, are written down to collateral value less cost to sell. FHA-insured loans are reserved based on a discounted cash flow model (see Note 1 to the Consolidated Financial Statements in Citi's 2012 Annual Report on Form 10-K). The recorded investment in receivables reclassified to TDRs in the third quarter of 2012 as a result of this OCC guidance approximated $1,714 million, composed of $1,327 million of residential first mortgages and $387 million of home equity loans.

        The following tables present information about total impaired Consumer loans at and for the periods ending June 30, 2013 and December 31, 2012, respectively, and for the three and six months ended June 30, 2013 and June 30, 2012 for interest income recognized on impaired Consumer loans:

Impaired Consumer Loans

					Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2013				2013	2012	2013	2012
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$17,323	$18,287	$2,656	$19,657	$207	$209	$424	$423
Home equity loans	2,032	2,637	532	2,090	18	17	39	32
Credit cards	3,774	3,820	1,384	4,412	61	78	126	166
Installment and other
Individual installment and other	1,093	1,117	619	1,453	34	60	83	130
Commercial market loans	419	647	102	455	8	9	12	13

Total(7)	$24,641	$26,508	$5,293	$28,067	$328	$373	$684	$764

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)
$2,095 million of residential first mortgages, $416 million of home equity loans and $175 million of commercial market loans do not have a specific allowance.

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

(7)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $24.2 billion at June 30, 2013. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $25.0 billion at June 30, 2013.

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

Consumer Troubled Debt Restructurings

        The following tables present Consumer TDRs occurring during the three- and six-months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	9,085	$1,214	$14	$2	$42	1%
Home equity loans	2,504	81	—	—	8	1
Credit cards	36,785	182	—	—	—	14
Installment and other revolving	12,293	87	—	—	—	7
Commercial markets(6)	65	5	—	—	—	—

Total	60,732	$1,569	$14	$2	$50

International
Residential first mortgages	1,032	$48	$—	$—	$1	1%
Home equity loans	2	—	—	—	—	—
Credit cards	29,674	130	—	—	4	17
Installment and other revolving	12,793	77	—	—	2	16
Commercial markets(6)	122	36	1	—	—	—

Total	43,623	$291	$1	$—	$7

	For the three months ended June 30, 2012
In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	10,523	$1,933	$2	$2	$290	—%
Home equity loans	2,240	78	1	—	22	2
Credit cards	55,757	296	—	—	—	16
Installment and other revolving	15,250	112	—	—	—	6
Commercial markets(6)	59	5	—	—	—	—

Total	83,829	$2,424	$3	$2	$312

International
Residential first mortgages	1,155	$39	$—	$—	$1	1%
Home equity loans	—	—	—	—	—	—
Credit cards	34,453	126	—	—	6	17
Installment and other revolving	14,781	84	—	—	2	17
Commercial markets(6)	152	37	—	—	1	—

Total	50,541	$286	$—	$—	$10

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America in the second quarter of 2013 include $126 million of residential first mortgages and $25 million of home equity loans to borrowers that have gone through Chapter 7 bankruptcy. These amounts include $82 million of residential first mortgages and $22 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the third quarter of 2012, as described above.

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

	For the six months ended June 30, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	18,252	$2,456	$19	$2	$96	2%
Home equity loans	5,501	164	1	—	35	2
Credit cards	79,761	406	—	—	—	14
Installment and other revolving	25,905	185	—	—	—	7
Commercial markets(6)	122	19	—	—	—	—

Total	129,541	$3,230	$20	$2	$131

International
Residential first mortgages	1,966	$85	$—	$—	$2	1%
Home equity loans	6	—	—	—	—	—
Credit cards	61,972	261	—	—	8	17
Installment and other revolving	26,886	165	—	—	4	18
Commercial markets(6)	208	46	1	—	—	—

Total	91,038	$557	$1	$—	$14

	For the six months ended June 30, 2012
In millions of dollars except number of loans modified	Number of loans modified	Post-modification recorded investment(1)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	16,724	$2,766	$6	$4	$311	1%
Home equity loans	4,885	184	3	—	24	3
Credit cards	137,110	708	—	—	—	16
Installment and other revolving	35,227	259	—	—	—	6
Commercial markets(6)	96	6	—	—	—	—

Total	194,042	$3,923	$9	$4	$335

International
Residential first mortgages	2,168	$76	$—	$—	$2	1%
Home equity loans	2	—	—	—	—	—
Credit cards	72,728	256	—	—	14	17
Installment and other revolving	31,351	167	—	—	4	17
Commercial markets(6)	223	56	—	1	2	—

Total	106,472	$555	$—	$1	$22

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America in the first six months of 2013 include $249 million of residential first mortgages and $45 million of home equity loans to borrowers that have gone through Chapter 7 bankruptcy. These amounts include $178 million of residential first mortgages and $38 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the third quarter of 2012, as described above.

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

        The following table presents Consumer TDRs that defaulted(1) during the three months and six months ended June 30, 2013 and 2012, respectively, and for which the payment default occurred within one year of a permanent modification:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2013	2012	2013	2012
North America
Residential first mortgages	$271	$210	$512	$650
Home equity loans	52	22	99	52
Credit cards	49	132	114	327
Installment and other revolving	20	30	45	64
Commercial markets	2	—	2	—

Total	$394	$394	$772	$1,093

International
Residential first mortgages	$17	$18	$32	$35
Home equity loans	—	—	—	—
Credit cards	58	49	108	103
Installment and other revolving	34	27	65	56
Commercial markets	2	1	4	1

Total	$111	$95	$209	$195

(1)
Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

Corporate Loans

        Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or the Special Asset Pool in Citi Holdings. The following table presents information by Corporate loan type as of June 30, 2013 and December 31, 2012:

In millions of dollars	June 30, 2013	December 31, 2012
Corporate
In U.S. offices
Commercial and industrial	$30,798	$26,985
Financial institutions	23,982	18,159
Mortgage and real estate(1)	26,215	24,705
Installment, revolving credit and other	31,919	32,446
Lease financing	1,535	1,410

	$114,449	$103,705

In offices outside the U.S.
Commercial and industrial	$84,317	$82,939
Installment, revolving credit and other	14,581	14,958
Mortgage and real estate(1)	6,276	6,485
Financial institutions	40,303	37,739
Lease financing	556	605
Governments and official institutions	1,579	1,159

	$147,612	$143,885

Total Corporate loans	$262,061	$247,590
Net unearned income (loss)	(472)	(797)

Corporate loans, net of unearned income	$261,589	$246,793

(1)
Loans secured primarily by real estate.

        The Company sold and/or reclassified (to held-for-sale) $1,143 and $2,172 million of Corporate loans during the three and six months ended June 30, 2013, respectively, and $714 million and $1,639 million during the three and six months ended June 30, 2012, respectively.

        Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of June 30, 2013 and December 31, 2012:

 Corporate Loan Delinquency and Non-Accrual Details at June 30, 2013

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$38	$5	$43	$917	$112,887	$113,847
Financial institutions	16	—	16	356	62,478	62,850
Mortgage and real estate	357	130	487	616	31,260	32,363
Leases	5	1	6	188	1,897	2,091
Other	55	6	61	67	46,483	46,611
Loans at fair value						3,827

Total	$471	$142	$613	$2,144	$255,005	$261,589

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

Corporate Loans Credit Quality Indicators at June 30, 2013 and December 31, 2012

	Recorded investment in loans(1)
In millions of dollars	June 30, 2013	December 31, 2012
Investment grade(2)
Commercial and industrial	$81,428	$73,822
Financial institutions	52,835	43,895
Mortgage and real estate	12,476	12,587
Leases	1,488	1,404
Other	43,698	42,575

Total investment grade	$191,925	$174,283

Non-investment grade(2)
Accrual
Commercial and industrial	$31,503	$33,876
Financial institutions	9,659	9,968
Mortgage and real estate	3,501	2,858
Leases	415	559
Other	2,846	3,915
Non-accrual
Commercial and industrial	917	1,078
Financial institutions	356	454
Mortgage and real estate	616	680
Leases	188	52
Other	67	69

Total non-investment grade	$50,068	$53,509

Private Banking loans managed on a delinquency basis(2)	$15,769	$14,945
Loans at fair value	3,827	4,056

Corporate loans, net of unearned income	$261,589	$246,793

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

        The following tables present non-accrual loan information by Corporate loan type at June 30, 2013 and December 31, 2012, respectively, and interest income recognized on non-accrual Corporate loans for the three and six months ended June 30, 2013 and 2012, respectively:

Non-Accrual Corporate Loans

	June 30, 2013				Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(4)	Interest income recognized(4)
Non-accrual Corporate loans
Commercial and industrial	$917	$1,142	$124	$1,035	$7	$14
Financial institutions	356	396	17	431	2	2
Mortgage and real estate	616	727	67	692	—	1
Lease financing	188	194	118	109	—	—
Other	67	194	21	86	1	1

Total non-accrual Corporate loans	$2,144	$2,653	$347	$2,353	$10	$18

	December 31, 2012
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(3)
Non-accrual Corporate loans
Commercial and industrial	$1,078	$1,368	$155	$1,076
Loans to financial institutions	454	504	14	518
Mortgage and real estate	680	810	74	811
Lease financing	52	61	16	19
Other	69	245	25	154

Total non-accrual Corporate loans	$2,333	$2,988	$284	$2,578

	June 30, 2013		December 31, 2012
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$490	$124	$608	$155
Financial institutions	25	17	41	14
Mortgage and real estate	336	67	345	74
Lease financing	186	118	47	16
Other	52	21	59	25

Total non-accrual Corporate loans with specific allowance	$1,089	$347	$1,100	$284

Non-accrual Corporate loans without specific allowance
Commercial and industrial	$427		$470
Financial institutions	331		413
Mortgage and real estate	280		335
Lease financing	2		5
Other	15		10

Total non-accrual Corporate loans without specific allowance	$1,055	N/A	$1,233	N/A

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)
Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)
Average carrying value does not include related specific allowance.

(4)
Interest income recognized for the three- and six-month periods ended June 30, 2012 were $37 million and $63 million, respectively.

N/A Not Applicable

 Corporate Troubled Debt Restructurings

        The following tables provide details on TDR activity and default information as of and for the three- and six-month periods ended June 30, 2013 and June 30, 2012.

        The following table presents TDRs occurring during the three months ended June 30, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$42	$14	$28	$—	$—	$—
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$42	$14	$28	$—	$—	$—

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the three months ended June 30, 2013 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the three months ended June 30, 2012.

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

(3)
Balances reflect charge-offs and reserves recorded during the three months ended June 30, 2012 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the six months ended June 30, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$89	$55	$28	$6	$—	$—
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	14	—	14	—	—	—
Other	4	—	—	4	—	—

Total	$107	$55	$42	$10	$—	$—

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the six months ended June 30, 2013 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the six months ended June 30, 2012.

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

        The following table presents total corporate loans modified in a troubled debt restructuring at June 30, 2013 and 2012, as well as those TDRs that defaulted during the three and six months of 2013 and 2012, and for which the payment default occurred within one year of modification.

In millions of dollars	TDR balances at June 30, 2013	TDR loans in payment default three months ended June 30, 2013	TDR loans in payment default six months ended June 30, 2013	TDR balances at June 30, 2012	TDR loans in payment default three months ended June 30, 2012	TDR loans in payment default six months ended June 30, 2012
Commercial and industrial	$173	$—	$15	$388	$7	$7
Loans to financial institutions	16	—	—	30	—	—
Mortgage and real estate	218	2	2	153	—	—
Other	418	—	—	572	—	—

Total	$825	$2	$17	$1,143	$7	$7

14.   ALLOWANCE FOR CREDIT LOSSES

	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2013	2012	2013	2012
Allowance for loan losses at beginning of period	$23,727	$29,020	$25,455	$30,115
Gross credit losses(1)	(3,257)	(4,205)	(6,701)	(8,849)
Gross recoveries	649	714	1,215	1,500

Net credit losses (NCLs)	$(2,608)	$(3,491)	$(5,486)	$(7,349)

NCLs replenishments	$2,608	$3,491	$5,486	$7,349
Net reserve builds (releases)(1)(2)	(642)	(641)	(948)	(855)
Net specific reserve builds (releases)(1)(2)	(139)	(375)	(497)	(1,310)

Total provision for credit losses	$1,827	$2,475	$4,041	$5,184
Other, net(3)	(1,366)	(393)	(2,430)	(339)

Allowance for loan losses at end of period	$21,580	$27,611	$21,580	$27,611

Allowance for credit losses on unfunded lending commitments at beginning of period(4)	$1,132	$1,097	$1,119	$1,136
Provision (release) for unfunded lending commitments	(3)	7	11	(31)
Other, net	4	—	3	(1)

Allowance for credit losses on unfunded lending commitments at end of period(4)	$1,133	$1,104	$1,133	$1,104

Total allowance for loans, leases, and unfunded lending commitments	$22,713	$28,715	$22,713	$28,715

(1)
The first quarter of 2012 included approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages related to anticipated forgiveness of principal in connection with the national mortgage settlement. There was a corresponding approximate $350 million reserve release in the first and second quarters of 2012 specific to these charge-offs.

(2)
The first and second quarters of 2013 include $148 million and $124 million, respectively, of builds (releases) related to gains (losses) on loan sales. The first and second quarters of 2012 include $60 million and $73 million, respectively, of builds (releases) related to gains (losses) on loan sales.

(3)
The second quarter of 2013 includes a reduction of approximately $650 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $360 million related to the Brazil Credicard transfer to Discontinued operations. Additionally, a reduction of approximately $90 million related to a transfer to held-for-sale of a loan portfolio in Greece and a reduction of approximately $220 million related to foreign currency translation. The first quarter of 2013 primarily includes reductions of approximately $855 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of $165 million related to a transfer to held-for-sale of a loan portfolio in Greece. The second quarter of 2012 includes a reduction of approximately $175 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $200 million related to foreign currency translation. The first quarter of 2012 primarily includes reductions of approximately $145 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(4)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three months ended June 30, 2013			Six months ended June 30, 2013
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$2,779	$20,948	$23,727	$2,776	$22,679	$25,455
Charge-offs	(97)	(3,160)	(3,257)	(157)	(6,544)	(6,701)
Recoveries	52	597	649	67	1,148	1,215
Replenishment of net charge-offs	45	2,563	2,608	90	5,396	5,486
Net reserve releases	(98)	(544)	(642)	(129)	(819)	(948)
Net specific reserve builds (releases)	30	(169)	(139)	72	(569)	(497)
Other	(3)	(1,363)	(1,366)	(11)	(2,419)	(2,430)

Ending balance	$2,708	$18,872	$21,580	$2,708	$18,872	$21,580

	Three months ended June 30, 2012			Six months ended June 30, 2012
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$3,057	$25,963	$29,020	$2,879	$27,236	$30,115
Charge-offs	(227)	(3,978)	(4,205)	(312)	(8,537)	(8,849)
Recoveries	73	641	714	241	1,259	1,500
Replenishment of net charge-offs	154	3,337	3,491	71	7,278	7,349
Net reserve releases	(77)	(564)	(641)	77	(932)	(855)
Net specific reserve builds (releases)	9	(384)	(375)	5	(1,315)	(1,310)
Other	(17)	(376)	(393)	11	(350)	(339)

Ending balance	$2,972	$24,639	$27,611	$2,972	$24,639	$27,611

	June 30, 2013			December 31, 2012
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,291	$13,548	$15,839	$2,429	$15,703	$18,132
Determined in accordance with ASC 310-10-35	347	5,293	5,640	284	6,941	7,225
Determined in accordance with ASC 310-30	70	31	101	63	35	98

Total allowance for loan losses	$2,708	$18,872	$21,580	$2,776	$22,679	$25,455

Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$255,124	$355,976	$611,100	$239,849	$377,374	$617,223
Loans evaluated for impairment in accordance with ASC 310-10-35	2,526	24,641	27,167	2,776	29,640	32,416
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	112	494	606	112	426	538
Loans held at fair value	3,827	1,041	4,868	4,056	1,231	5,287

Total loans, net of unearned income	$261,589	$382,152	$643,741	$246,793	$408,671	$655,464

15.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first six months of 2013 were as follows:

In millions of dollars
Balance at December 31, 2012	$25,673
Foreign exchange translation and other	(199)

Balance at March 31, 2013	$25,474
Foreign exchange translation and other	(516)
Discontinued operations	(62)

Balance at June 30, 2013	$24,896

        Goodwill is tested for impairment annually during the third quarter at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the first six months of 2013, no interim impairment test on goodwill was performed and no goodwill was written off due to impairment.

        While no goodwill was written off during the second quarter of 2013, the Company will continue to monitor the Brokerage and Asset Management (BAM) and Local Consumer Lending Cards (LCL Cards) reporting units, as goodwill present in these reporting units may be particularly sensitive to further deterioration in economic conditions. If the future were to differ adversely from management's best estimate of key economic assumptions and associated cash flows were to decrease by a small margin, the Company could potentially experience future impairment charges with respect to the $42 million and $106 million of goodwill remaining in the BAM and LCL Cards reporting units, respectively. The fair value as a percentage of allocated book value as of the July 1, 2012 test for BAM and LCL Cards was 121% and 110%, respectively. Any such charges, by themselves, would not negatively affect the Company's Tier 1 Common, Tier 1 Capital or Total Capital regulatory ratios (based on current regulatory guidelines), its Tangible Common Equity or the Company's liquidity position.

        The following table shows reporting units with goodwill balances as of June 30, 2013.

In millions of dollars Reporting unit(1)	Goodwill
North America Regional Consumer Banking	$6,789
EMEA Regional Consumer Banking	343
Asia Regional Consumer Banking	5,097
Latin America Regional Consumer Banking	1,797
Securities and Banking	9,138
Transaction Services	1,584
Brokerage and Asset Management	42
Local Consumer Lending—Cards	106

Total	$24,896

(1)
Local Consumer Lending—Other is excluded from the table as there is no goodwill allocated to it.

INTANGIBLE ASSETS

        The components of intangible assets were as follows:

	June 30, 2013			December 31, 2012
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,516	$5,819	$1,697	$7,632	$5,726	$1,906
Core deposit intangibles	1,250	1,012	238	1,315	1,019	296
Other customer relationships	698	376	322	767	380	387
Present value of future profits	238	141	97	239	135	104
Indefinite-lived intangible assets	325	—	325	487	—	487
Other(1)	4,668	2,366	2,302	4,764	2,247	2,517

Intangible assets (excluding MSRs)	$14,695	$9,714	$4,981	$15,204	$9,507	$5,697
Mortgage servicing rights (MSRs)	2,524	—	2,524	1,942	—	1,942

Total intangible assets	$17,219	$9,714	$7,505	$17,146	$9,507	$7,639

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first six months of 2013 were as follows:

In millions of dollars	Net carrying amount at December 31, 2012	Acquisitions/ divestitures	Amortization	Impairments	FX and other	Discontinued Operations	Net carrying amount at June 30, 2013
Purchased credit card relationships	$1,906	$—	$(190)	$(4)	$(5)	$(10)	$1,697
Core deposit intangibles	296	—	(37)	(21)	—	—	238
Other customer relationships	387	—	(18)	—	(47)	—	322
Present value of future profits	104	—	(7)	—	—	—	97
Indefinite-lived intangible assets	487	—	—	—	2	(164)	325
Other	2,517	—	(155)	—	(31)	(29)	2,302

Intangible assets (excluding MSRs)	$5,697	$—	$(407)	$(25)	$(81)	$(203)	$4,981
Mortgage servicing rights (MSRs)(1)	1,942						2,524

Total intangible assets	$7,639						$7,505

(1)
See Note 19 to the Consolidated Financial Statements for the roll-forward of MSRs.

16.   DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings at June 30, 2013 and December 31, 2012 as follows:

In millions of dollars	June 30, 2013	December 31, 2012
Commercial paper
Significant Citibank Entities(1)	$18,063	$11,092
Parent(2)	220	378

	$18,283	$11,470
Other borrowings(3)	40,524	40,557

Total	$58,807	$52,027

(1)
Significant Citibank Entities consists of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)
Parent includes the parent holding company (Citigroup Inc.) and Citi's broker-dealer subsidiaries that are consolidated into Citigroup.

(3)
At June 30, 2013 and December 31, 2012, collateralized short-term advances from the Federal Home Loan Banks were $11 billion and $4 billion, respectively.

        Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Citigroup pays commitment fees for its lines of credit.

        Some of Citigroup's parent subsidiaries have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities are secured in accordance with Section 23A of the Federal Reserve Act.

        Citigroup Global Markets Holdings Inc. (CGMHI) has borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Long-Term Debt

In millions of dollars	June 30, 2013	December 31, 2012
Citigroup parent company	$162,541	$176,553
Bank(1)	48,315	51,234
Other non-bank	10,103	11,676

Total(2)	$220,959	$239,463

(1)
Represents the Significant Citibank Entities as well as other Citibank and Banamex entities. At June 30, 2013 and December 31, 2012, collateralized long-term advances from the Federal Home Loan Banks were $14.5 billion and $16.3, respectively.

(2)
Includes senior notes with carrying values of $160 million issued to Safety First Trust Series 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at June 30, 2013 and $186 million issued to Safety First Trust Series 2007-4, 2008-1, 2008-2, 2008-3, 2008-4, 2008-5, 2008-6, 2009-1, 2009-2, and 2009-3 at December 31, 2012. Citigroup owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts' common securities.

        Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $6.6 billion and $10.1 billion at June 30, 2013 and December 31, 2012, respectively. In issuing these trust preferred securities, Citi formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right to redeem these securities upon the date specified in the respective security. The respective common securities issued by each trust and held by Citigroup are redeemed concurrently with the redemption of the applicable trust preferred securities.

        The following table summarizes the Company's outstanding trust preferred securities at June 30, 2013:

						Junior subordinated debentures owned by trust
Trust securities with distributions guaranteed by Citigroup In millions of dollars, except share amounts					Common shares issued to parent
	Issuance date	Securities issued	Liquidation value(1)	Coupon rate		Amount	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVI(2)	Nov. 2006	38,148,947	954	6.450%	20,000	954	Dec. 31, 2066	Dec. 31, 2011
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	Jun. 2007	99,901	152	6.829%	50	152	June 28, 2067	June 28, 2017
Citigroup Capital XXXIII(3)	Jul. 2009	3,025,000	2,225	8.000%	100	2,225	July 30, 2039	July 30, 2014
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$8,266			$8,327

(1)
Represents the notional value received by investors from the trusts at the time of issuance.

(2)
On June 13, 2013, Citi announced the redemption, in whole, of Citigroup Capital XVI. The redemption closed on July 15, 2013.

(3)
On February 4, 2013, Citigroup completed an exchange of $800 million of the $3.025 billion issued under Citigroup Capital XXXIII that was held by the U.S. Treasury for $894 million in subordinated debt, leaving $2.225 billion of trust preferred securities outstanding under Citigroup Capital XXXIII as of June 30, 2013 held by the Federal Deposit Insurance Corporation.

        In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities. Distributions on the trust preferred securities and interest on the subordinated debentures are payable quarterly, except for Citigroup Capital III and Citigroup Capital XVIII on which distributions are payable semiannually.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 are as follows:

Three months ended June 30, 2013: In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges	Pension liability adjustments	Foreign currency translation adjustment, net of hedges	Accumulated other comprehensive income (loss)
Balance at March 31, 2013	$766	$(2,168)	$(5,016)	$(10,641)	$(17,059)

Other comprehensive income before reclassifications	$(1,940)	$346	$368	$(1,707)	$(2,933)
Increase (decrease) due to amounts reclassified from AOCI	(116)	151	33	—	68

Change, net of taxes(1)(2)(3)	$(2,056)	$497	401	(1,707)	(2,865)

Balance at June 30, 2013	$(1,290)	$(1,671)	$(4,615)	$(12,348)	$(19,924)

Six months ended June 30, 2013: In millions of dollars
Balance at December 31, 2012	$597	$(2,293)	$(5,270)	$(9,930)	$(16,896)

Other comprehensive income before reclassifications	$(1,578)	$332	$575	$(2,418)	$(3,089)
Increase (decrease) due to amounts reclassified from AOCI	(309)	290	80	—	61

Change, net of taxes(1)(2)(3)	(1,887)	622	655	(2,418)	(3,028)

Balance at June 30, 2013	$(1,290)	$(1,671)	$(4,615)	$(12,348)	$(19,924)

Three months ended June 30, 2012: In millions of dollars
Balance at March 31, 2012	$(809)	$(2,600)	$(4,372)	$(8,954)	$(16,735)
Change, net of taxes(1)(2)(3)(4)(5)	564	(89)	107	(1,596)	(1,014)

Balance at June 30, 2012	$(245)	$(2,689)	$(4,265)	$(10,550)	$(17,749)

Six months ended June 30, 2012: In millions of dollars
Balance at December 31, 2011	$(35)	$(2,820)	$(4,282)	$(10,651)	$(17,788)
Change, net of taxes(1)(2)(3)(4)(5)	(210)	131	17	101	39

Balance at June 30, 2012	$(245)	$(2,689)	$(4,265)	$(10,550)	$(17,749)

(1)
For the second quarter 2013, primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Australian dollar, and Indian rupee against the U.S. dollar, and changes in related tax effects and hedges. For the first quarter 2013, primarily reflects the movements in (by order of impact) the Mexican peso, Japanese yen, British pound, and Korean won against the U.S. dollar, and changes in related tax effects and hedges. For the second quarter of 2012, primarily reflected the movements in (by order of impact) the Mexican peso, Brazilian real, Indian rupee, Russian ruble and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges. For the first quarter of 2012, primarily reflected the movements in (by order of impact) the Mexican peso, Turkish lira, Japanese yen, Euro and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges.

(2)
For cash flow hedges, primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on liabilities.

(3)
For the pension liability adjustment, primarily reflects adjustments based on the periodic actuarial valuations of the Company's pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.

(4)
For net unrealized gains (losses) on investment securities, includes the after-tax impact of realized gains from the sales of minority investments: $672 million from the Company's remaining interest in Housing Development Finance Corporation Ltd. (HDFC); and $421 million from the Company's entire interest in Shanghai Pudong Development Bank (SPDB).

(5)
The after-tax impact due to impairment charges and the loss related to Akbank, included within the foreign currency translation adjustment, was $667 million during the six months ended June 30, 2012. See Note 12 to the Consolidated Financial Statements.

        The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 are as follows:

Three months ended June 30, 2013: In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2013	$(25,201)	$8,142	$(17,059)
Change in net unrealized gains (losses) on investment securities	(3,256)	1,200	(2,056)
Cash flow hedges	804	(307)	497
Pension liability adjustment	649	(248)	401
Foreign currency translation adjustment	(1,842)	135	(1,707)

Change	$(3,645)	$780	$(2,865)

Balance, June 30, 2013	$(28,846)	$8,922	$(19,924)

Six months ended June 30, 2013: In millions of dollars
Balance, December 31, 2012	$(25,334)	$8,438	$(16,896)
Change in net unrealized gains (losses) on investment securities	(2,976)	1,089	(1,887)
Cash flow hedges	1,005	(383)	622
Pension liability adjustment	997	(342)	655
Foreign currency translation adjustment	(2,538)	120	(2,418)

Change	$(3,512)	$484	$(3,028)

Balance, June 30, 2013	$(28,846)	$8,922	$(19,924)

Three months ended June 30, 2012: In millions of dollars
Balance, March 31, 2012	$(25,045)	$8,310	$(16,735)
Change in net unrealized gains (losses) on investment securities	945	(381)	564
Cash flow hedges	(140)	51	(89)
Pension liability adjustment	127	(20)	107
Foreign currency translation adjustment	(1,779)	183	(1,596)

Change	$(847)	$(167)	$(1,014)

Balance, June 30, 2012	$(25,892)	$8,143	$(17,749)

Six months ended June 30, 2012: In millions of dollars
Balance, December 31, 2011	$(25,807)	$8,019	$(17,788)
Change in net unrealized gains (losses) on investment securities	(259)	49	(210)
Cash flow hedges	219	(88)	131
Pension liability adjustment	157	(140)	17
Foreign currency translation adjustment	(202)	303	101

Change	$(85)	$124	$39

Balance, June 30, 2012	$(25,892)	$8,143	$(17,749)

        During the three and six months ended June 30, 2013, the Company recognized a pretax loss of $122 million ($68 million net of tax) and $130 million ($61 million net of tax), respectively, related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of income.

	Increase (Decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three months ended June 30, 2013	Six months ended June 30, 2013
Realized gains on sales of investments	$(251)	$(701)
OTTI gross impairment losses	75	231

Subtotal	$(176)	$(470)
Tax effect	60	161

Net realized gains (losses) on investment securities(1)	$(116)	$(309)

Interest rate contracts	$202	$385
Foreign exchange contracts	43	86

Subtotal	$245	$471
Tax effect	(94)	(181)

Amortization of cash flow hedges(2)	$151	$290

Amortization of prior service costs	$2	$5
Amortization of prior of actuarial gains (losses)	71	144
Cumulative adjustment due to accounting policy change(3)(4)	(20)	(20)

Subtotal	$53	$129
Tax effect	(20)	(49)

Amortization of pension liability adjustment(3)	$33	$80

Foreign currency translation adjustment	$—	$—

Total amounts reclassified out of AOCI—pretax	$122	$130
Total tax effect	(54)	(69)

Total amounts reclassified out of AOCI—after-tax	$68	$61

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income.

(2)
See Note 20 to the Consolidated Financial Statements for additional details.

(3)
See Note 8 to the Consolidated Financial Statements for additional details.

(4)
See Note 1 to the Consolidated Financial Statements for additional details.

18.   PREFERRED STOCK

        The following table summarizes the Company's preferred stock outstanding at June 30, 2013 and December 31, 2012:

				Carrying value in millions of dollars
	Dividend rate	Redemption price per depositary share / preference share	Number of depositary shares	June 30, 2013	December 31, 2012
Series AA(1)	8.125%	$25	3,870,330	$97	$97
Series A(2)	5.950%	1,000	1,500,000	1,500	1,500
Series B(3)	5.900%	1,000	750,000	750	750
Series C(4)	5.800%	25	23,000,000	575	—
Series D(5)	5.350%	1,000	1,250,000	1,250	—
Series E(6)	8.400%	1,000	121,254	121	121
Series F(7)	8.500%	25	2,863,369	—	71
Series T(8)	6.500%	50	453,981	—	23

				$4,293	$2,562

(1)
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

(2)
Issued on October 29, 2012 as depositary shares, each representing a 1/25th interest in a share of perpetual 5.950% fixed rate/floating rate non-cumulative preferred stock. Redeemable in whole or in part on or after January 30, 2023. The first dividend date was July 30, 2013. The dividend is paid semi-annually, when, as and if declared by Citi's Board of Directors, on January 30 and July 30. Redemption is subject to a capital replacement covenant.

(3)
Issued on December 13, 2012 as depositary shares, each representing a 1/25th interest in a share of perpetual 5.90% fixed rate/floating rate non-cumulative preferred stock. Redeemable in whole or in part on or after February 15, 2023. The first dividend date, if declared by Citigroup's Board of Directors, is August 15, 2013. The dividend is paid semi-annually when, as and if declared by Citi's Board of Directors, on February 15 and August 15. Redemption is subject to a capital replacement covenant.

(4)
Issued on March 26, 2013 as depositary shares, each representing a 1/1,000th interest in a share of perpetual 5.80% non-cumulative preferred stock. Redeemable (i) in whole or in part, from time to time, on any dividend payment date on or after April 22, 2018, or (ii) in whole but not in part at any time within 90 days following a regulatory capital event. The first dividend date was July 22, 2013. The dividend is paid quarterly in arrears, when, as and if declared by Citi's Board of Directors, on each January 22, April 22, July 22 and October 22.

(5)
Issued on April 30, 2013 as depositary shares, each representing a 1/25th interest in a share of perpetual 5.35% fixed rate/floating rate non-cumulative preferred stock. Redeemable (i) in whole or in part, from time to time, on any dividend payment date on or after May 15, 2023, or (ii) in whole but not in part at any time within 90 days following a regulatory capital event. The first dividend date, if declared by Citigroup's Board of Directors, is November 15, 2013. The dividend is paid semi-annually, when, as and if declared by Citi's Board of Directors, on May 15 and November 15.

(6)
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

(7)
The Series F preferred stock was redeemed in full on June 15, 2013.

(8)
The Series T preferred stock was redeemed in full on June 17, 2013.

        Year-to-date, Citi has distributed approximately $13 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of June 30, 2013, Citi estimates it will distribute preferred dividends of approximately $110 million in the third quarter of 2013, and approximately $52 million in the fourth quarter of 2013, in each case assuming such dividends are approved by Citigroup's Board of Directors.

19.   SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

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

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of June 30, 2013 and December 31, 2012, is presented below:

As of June 30, 2013
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt Investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations(5)	$44,893	$44,893	$—	$—	$—	$—	$—	$—
Mortgage securitizations(6)
U.S. agency-sponsored	233,282	—	233,282	3,490	—	—	41	3,531
Non-agency-sponsored	7,828	914	6,914	517	—	—	—	517
Citi-administered asset-backed commercial paper conduits (ABCP)	28,705	28,705	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,502	—	4,502	50	—	—	—	50
Collateralized loan obligations (CLOs)	11,426	—	11,426	1,298	—	—	—	1,298
Asset-based financing	38,584	1,012	37,572	14,985	73	2,941	157	18,156
Municipal securities tender option bond trusts (TOBs)	13,798	7,205	6,593	84	—	4,398	—	4,482
Municipal investments	18,085	229	17,856	1,939	2,797	1,522	—	6,258
Client intermediation	2,047	65	1,982	243	—	—	—	243
Investment funds	5,819	4,004	1,815	—	49	—	—	49
Trust preferred securities	8,420	—	8,420	—	63	—	—	63
Other	2,162	293	1,869	119	528	48	71	766

Total	$419,551	$87,320	$332,231	$22,725	$3,510	$8,909	$269	$35,413

Citi Holdings
Credit card securitizations	$1,809	$1,485	$324	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	85,833	—	85,833	699	—	—	142	841
Non-agency-sponsored	15,251	1,893	13,358	48	—	—	2	50
Student loan securitizations	1,602	1,602	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,191	—	4,191	138	—	—	105	243
Collateralized loan obligations (CLOs)	3,215	—	3,215	388	—	8	110	506
Asset-based financing	3,442	3	3,439	621	3	240	—	864
Municipal investments	7,492	—	7,492	19	226	952	—	1,197
Client intermediation	10	10	—	—	—	—	—	—
Investment funds	1,362	—	1,362	—	61	—	—	61
Other	5,079	4,957	122	—	—	—	—	—

Total	$129,286	$9,950	$119,336	$1,913	$290	$1,200	$359	$3,762

Total Citigroup	$548,837	$97,270	$451,567	$24,638	$3,800	$10,109	$628	$39,175

(1)
The definition of maximum exposure to loss is included in the text that follows this table.

(2)
Included in Citigroup's June 30, 2013 Consolidated Balance Sheet.

(3)
Not included in Citigroup's June 30, 2013 Consolidated Balance Sheet.

(4)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(5)
During the first quarter of 2013, the Company elected to remove approximately $27 billion of randomly selected credit card receivables from the Master Trust ($12 billion) and Omni Trust ($15 billion) that represented a portion of the excess seller's interest in each trust (for a discussion of Citi's credit card securitizations, see "Credit Card Securitizations" below). These credit card receivables continue to be included in Consumer loans on the Consolidated Balance Sheet as of June 30, 2013.

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

  •
  certain representations and warranties exposures in legacy Securities and Banking—sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $17 billion and $19 billion at June 30, 2013 and December 31, 2012, respectively; and

  •
  certain representations and warranties exposures in Citigroup residential mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following tables present the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
In millions of dollars	Liquidity facilities	Loan commitments	Liquidity facilities	Loan commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$—	$—	$7,615	$—
Asset-based financing	5	2,936	6	2,075
Municipal securities tender option bond trusts (TOBs)	4,398	—	4,628	—
Municipal investments	—	1,522	—	1,669
Other	—	48	—	22

Total Citicorp	$4,403	$4,506	$12,249	$3,766

Citi Holdings
Collateralized loan obligations (CLOs)	$8	$—	$13	$—
Asset-based financing	—	240	—	243
Municipal investments	—	952	—	992

Total Citi Holdings	$8	$1,192	$13	$1,235

Total Citigroup funding commitments	$4,411	$5,698	$12,262	$5,001

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

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
In billions of dollars
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$0.2	$0.4	$0.3	$0.2	$0.5
Trading account assets	1.4	—	1.4	0.5	—	0.5
Investments	10.5	—	10.5	10.7	—	10.7
Total loans, net	74.0	9.5	83.5	100.8	11.0	111.8
Other	1.2	0.2	1.4	0.5	0.2	0.7

Total assets	$87.3	$9.9	$97.2	$112.8	$11.4	$124.2

Short-term borrowings	$24.8	$—	$24.8	$17.9	$—	$17.9
Long-term debt	24.5	2.3	26.8	23.8	2.6	26.4
Other liabilities	1.2	0.1	1.3	1.1	0.1	1.2

Total liabilities	$50.5	$2.4	$52.9	$42.8	$2.7	$45.5

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
In billions of dollars
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$4.2	$0.5	$4.7	$4.0	$0.5	$4.5
Investments	4.5	0.5	5.0	5.4	0.7	6.1
Total loans, net	15.7	0.7	16.4	14.6	0.9	15.5
Other	1.8	0.6	2.4	1.4	0.5	1.9

Total assets	$26.2	$2.3	$28.5	$25.4	$2.6	$28.0

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

        Substantially all of the Company's credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust (Omni Trust). These trusts are treated as consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts, holds a seller's interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on Citi's Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in Citi's Consolidated Balance Sheet.

        The Company relies on securitizations to fund a significant portion of its credit card businesses in North America. The following table reflects amounts related to the Company's securitized credit card receivables as of June 30, 2013 and December 31, 2012:

	Citicorp		Citi Holdings
In billions of dollars	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$23.8	$22.9	$0.1	$0.1
Retained by Citigroup as trust-issued securities	6.1	11.9	1.3	1.4
Retained by Citigroup via non-certificated interests(1)	15.6	44.6	0.1	0.2

Total ownership interests in principal amount of trust credit card receivables	$45.5	$79.4	$1.5	$1.7

(1)
During the first quarter of 2013, Citi elected to remove approximately $27 billion of randomly selected credit card receivables from the Master Trust ($12 billion) and Omni Trust ($15 billion) that represented a portion of the excess seller's interest in each trust. These credit card receivables continue to be included in Consumer loans on the Consolidated Balance Sheet as of June 20, 2013.

Credit Card Securitizations—Citicorp

        The following tables summarize selected cash flow information related to Citicorp's credit card securitizations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
In billions of dollars	2013	2012
Proceeds from new securitizations	$3.6	$—
Pay down of maturing notes	(1.2)	(6.4)

	Six months ended June 30,
In billions of dollars	2013	2012
Proceeds from new securitizations	$4.5	$—
Pay down of maturing notes	(10.1)	(11.4)

Credit Card Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holding's credit card securitizations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
In billions of dollars	2013	2012
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	—	(0.1)

	Six months ended June 30,
In billions of dollars	2013	2012
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(0.1)	(0.1)

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

        Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.6 years as of June 30, 2013 and 3.8 years as of December 31, 2012.

Master Trust Liabilities (at par value)

In billions of dollars	June 30, 2013	December 31, 2012
Term notes issued to third parties	$19.5	$18.6
Term notes retained by Citigroup affiliates	4.3	4.8

Total Master Trust liabilities	$23.8	$23.4

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.2 years as of June 30, 2013 and 1.7 years as of December 31, 2012.

Omni Trust Liabilities (at par value)

In billions of dollars	June 30, 2013	December 31, 2012
Term notes issued to third parties	$4.4	$4.4
Term notes retained by Citigroup affiliates	1.9	7.1

Total Omni Trust liabilities	$6.3	$11.5

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

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to Citicorp mortgage securitizations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$20.4	$2.6	$10.3	$0.2
Contractual servicing fees received	0.1	—	0.1	—

	Six months ended June 30,
	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$38.8	$3.0	$26.9	$0.5
Contractual servicing fees received	0.2	—	0.2	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $142.9 million and $144.1 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2013, gains (losses) recognized on the securitization of non-agency sponsored mortgages were $23.7 million and $31.6 million, respectively.

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $3.0 million and $5.9 million for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012, gains (losses) recognized on the securitization of non-agency sponsored mortgages were $(1.0) million and $(1.5) million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.1% to 10.4%	2.3% to 4.3%	5.5% to 12.0%
Weighted average discount rate	9.1%	3.3%	8.2%
Constant prepayment rate	4.3% to 19.0%	5.5% to 10.0%	5.5% to 10.0%
Weighted average constant prepayment rate	5.8%	7.9%	8.6%
Anticipated net credit losses(2)	NM	47.2% to 53.0%	47.2% to 53.0%
Weighted average anticipated net credit losses	NM	49.8%	48.9%
Weighted average life	0.1 to 11.8 years	2.9 to 9.7 years	2.5 to 10.7 years

	Three months June 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.5% to 14.4%	13.4%	10.7% to 15.8%
Weighted average discount rate	11.5%	13.4%	13.9%
Constant prepayment rate	8.1% to 21.4%	8.1%	4.8% to 5.1%
Weighted average constant prepayment rate	9.1%	8.1%	4.9%
Anticipated net credit losses(2)	NM	50.5%	57.7% to 59.8%
Weighted average anticipated net credit losses	NM	50.5%	58.5%
Weighted average life	1.8 to 11.8 years	9.0 years	9.0 to 9.8 years

	Six months ended June 30, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.1% to 12.4%	2.3% to 4.3%	5.5% to 19.2%
Weighted average discount rate	10.0%	3.3%	8.2%
Constant prepayment rate	4.0% to 21.4%	5.5% to 10.0%	1.3% to 10.0%
Weighted average constant prepayment rate	5.8%	7.9%	7.0%
Anticipated net credit losses(2)	NM	47.2% to 53.0%	44.7% to 89.0%
Weighted average anticipated net credit losses	NM	49.8%	57.9%
Weighted average life	0.1 to 11.8 years	2.9 to 9.7 years	2.5 to 16.5 years

	Six months ended June 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.5% to 14.4%	13.4%	10.7% to 19.3%
Weighted average discount rate	11.2%	13.4%	17.1%
Constant prepayment rate	7.3% to 21.4%	8.1%	2.2% to 5.4%
Weighted average constant prepayment rate	10.0%	8.1%	3.8%
Anticipated net credit losses(2)	NM	50.5%	55.2% to 62.9%
Weighted average anticipated net credit losses	NM	50.5%	59.0%
Weighted average life	1.8 to 11.8 years	9.0 years	5.9 to 9.8 years

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

        At June 30, 2013 and December 31, 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	June 30, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 14.2%	0.4% to 21.5%	2.8% to 36.6%
Weighted average discount rate	6.3%	7.2%	13.1%
Constant prepayment rate	5.6% to 24.0%	1.4% to 100.0%	0.6% to 27.6%
Weighted average constant prepayment rate	14.2%	7.2%	7.0%
Anticipated net credit losses(2)	NM	0.1% to 80.5%	23.1% to 90.0%
Weighted average anticipated net credit losses	NM	56.0%	51.0%
Weighted average life	3.5 to 27.4 years	0.6 to 12.3 years	0.1 to 23.6 years

	December 31, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.6% to 17.2%	1.2% to 24.0%	1.1% to 29.2%
Weighted average discount rate	6.1%	9.0%	13.8%
Constant prepayment rate	9.0% to 57.8%	1.9% to 24.9%	0.5% to 29.4%
Weighted average constant prepayment rate	27.7%	12.3%	10.0%
Anticipated net credit losses(2)	NM	0.1% to 80.2%	33.4% to 90.0%
Weighted average anticipated net credit losses	NM	47.0%	54.1%
Weighted average life	0.3 to 18.3 years	0.4 to 11.2 years	0.0 to 25.7 years

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

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars at June 30, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,424	$138	$417

Discount rates
Adverse change of 10%	$(67)	$(3)	$(27)
Adverse change of 20%	(131)	(6)	(52)
Constant prepayment rate
Adverse change of 10%	(97)	(1)	(8)
Adverse change of 20%	(186)	(2)	(16)
Anticipated net credit losses
Adverse change of 10%	NM	(1)	(9)
Adverse change of 20%	NM	(3)	(19)

		Non-agency-sponsored mortgages(1)
In millions of dollars at December 31, 2012	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,987	$88	$466

Discount rates
Adverse change of 10%	$(46)	$(2)	$(31)
Adverse change of 20%	(90)	(4)	(59)
Constant prepayment rate
Adverse change of 10%	(110)	(1)	(11)
Adverse change of 20%	(211)	(3)	(22)
Anticipated net credit losses
Adverse change of 10%	NM	(1)	(13)
Adverse change of 20%	NM	(3)	(24)

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$—	$—	$0.1	$—
Contractual servicing fees received	0.1	—	0.1	—

	Six months ended June 30,
	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$—	$—	$0.3	$—
Contractual servicing fees received	0.1	—	0.2	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $4.4 million and $6.9 million for the three and six months ended June 30, 2013, respectively. Gains recognized on the securitization of U.S. agency-sponsored mortgages were $10.6 million and $30.8 million for the three and six months ended June 30, 2012, respectively. The Company did not securitize non-agency-sponsored mortgages for the three and six months ended June 30, 2013 and 2012.

        Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

        At June 30, 2013 and December 31, 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	June 30, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 51.9%	7.6% to 11.0%	6.6% to 15.9%
Weighted average discount rate	9.9%	10.3%	11.4%
Constant prepayment rate	7.2% to 31.5%	14.0% to 30.3%	5.4% to 8.2%
Weighted average constant prepayment rate	23.6%	16.9%	6.9%
Anticipated net credit losses	NM	0.3%	53.8% to 56.6%
Weighted average anticipated net credit losses	NM	0.3%	55.2%
Weighted average life	2.3 to 7.9 years	4.1 to 5.1 years	8.1 to 10.6 years

	December 31, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0.% to 52.7%	4.1% to 29.2%	3.4% to 12.4%
Weighted average discount rate	9.7%	4.2%	8.0%
Constant prepayment rate	8.2% to 37.4%	21.7% to 26.0%	12.7% to 18.7%
Weighted average constant prepayment rate	28.6%	21.7%	15.7%
Anticipated net credit losses	NM	0.5%	50.0% to 50.1%
Weighted average anticipated net credit losses	NM	0.5%	50.1%
Weighted average life	2.2 to 7.8 years	2.1 to 4.4 years	6.0 to 7.4 years

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars at June 30, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$634	$63	$16

Discount rates
Adverse change of 10%	$(22)	$(3)	$(1)
Adverse change of 20%	(44)	(5)	(2)
Constant prepayment rate
Adverse change of 10%	(43)	(3)	—
Adverse change of 20%	(84)	(5)	(1)
Anticipated net credit losses
Adverse change of 10%	NM	(9)	(1)
Adverse change of 20%	NM	(17)	(2)

		Non-agency-sponsored mortgages(1)
In millions of dollars at December 31, 2012	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$618	$39	$16

Discount rates
Adverse change of 10%	$(22)	$—	$(1)
Adverse change of 20%	(42)	(1)	(2)
Constant prepayment rate
Adverse change of 10%	(57)	(3)	—
Adverse change of 20%	(109)	(7)	(1)
Anticipated net credit losses
Adverse change of 10%	NM	(9)	(2)
Adverse change of 20%	NM	(19)	(4)

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $2.5 billion and $2.1 billion at June 30, 2013 and 2012, respectively. The MSRs correspond to principal loan balances of $301 billion and $367 billion as of June 30, 2013 and 2012, respectively. The following tables summarize the changes in capitalized MSRs for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
In millions of dollars	2013	2012
Balance, as of March 31	$2,203	$2,691
Originations	204	79
Changes in fair value of MSRs due to changes in inputs and assumptions	247	(420)
Other changes(1)	(130)	(233)
Sale of MSRs	—	—

Balance, as of June 30	$2,524	$2,117

	Six months ended June 30,
In millions of dollars	2013	2012
Balance, beginning of year	$1,942	$2,569
Originations	376	223
Changes in fair value of MSRs due to changes in inputs and assumptions	470	(171)
Other changes(1)	(263)	(504)
Sale of MSRs	(1)	—

Balance, as of June 30	$2,524	$2,117

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and six months ended June 30 31, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2013	2012	2013	2012
Servicing fees	$198	$253	$415	$521
Late fees	11	16	19	33
Ancillary fees	21	25	52	53

Total MSR fees	$230	$294	$486	$607

        These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the three and six months ended June 30, 2013, Citi transferred non-agency (private-label) securities with an original par value of approximately $152 million and $396 million, respectively, to re-securitization entities, compared to $283 million and $792 million for the three and six months ended June 30, 2012. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.

        As of June 30, 2013, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $376 million ($78 million of which related to re-securitization transactions executed in 2013), and are recorded in Trading account assets. Of this amount, approximately $28 million was related to senior beneficial interests, and approximately $348 million was related to subordinated beneficial interests. As of December 31, 2012, the fair value of Citi retained interests in private label re-securitization transactions structured by Citi totaled approximately $380 million ($128 million of which related to re-securitization transactions executed in 2012). Of this amount, approximately $11 million was related to senior beneficial interests, and approximately $369 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of June 30, 2013 and December 31, 2012 was approximately $5.9 billion and $7.1 billion, respectively.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2013, Citi transferred agency securities with a fair value of approximately $7.3 billion and $14.8 billion, respectively, to re-securitization entities, compared to approximately $7.4 billion and $14.6 billion for the three and six months ended June 30, 2012. As of June 30, 2013, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.6 billion ($1.2 billion of which related to re-securitization transactions executed in 2013) compared to $1.7 billion as of December 31, 2012 ($1.1 billion of which related to re-securitization transactions executed in 2012), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2013 and December 31, 2012 was approximately $72.7 billion and $71.2 billion, respectively.

        As of June 30, 2013 and December 31, 2012, the Company did not consolidate any private-label or agency re-securitization entities.

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

        The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company's internal risk ratings. At the respective periods ended June 30, 2013 and December 31, 2012, the conduits had approximately $29 billion and $30 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $15 billion and $14 billion, respectively.

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 25 to 50 days. At the respective periods ended June 30, 2013 and December 31, 2012, the weighted average lives of the commercial paper issued by the conduits were approximately 44 and 38 days, respectively.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. One conduit holds only loans that are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8-10% of the conduit's assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $2.2 billion and $2.1 billion as of June 30, 2013 and December 31, 2012, respectively. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.

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

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of June 30, 2013 and December 31, 2012, the Company owned $10.4 billion and $11.7 billion, respectively, of the commercial paper issued by its administered conduits.

        The asset-backed commercial paper conduits are consolidated by the Company. The Company determined that through its roles as administrator and liquidity provider it had the power to direct the activities that most significantly impacted the entities' economic performance. These powers included its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, its ability to sell or repurchase assets out of the conduits, and its liability management. In addition, as a result of all the Company's involvement described above, it was concluded that the Company had an economic interest that could potentially be significant. However, the assets and liabilities of the conduits are separate and apart from those of Citigroup. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.

        During the second quarter of 2013, Citi consolidated the government guaranteed loan conduit it administers that was previously not consolidated due to changes in the primary risks and design of the conduit which were identified as a reconsideration event. Citi, as the administrator and liquidity provider, previously determined it had an economic interest that could potentially be significant. Upon the reconsideration event, it was determined that Citi now had the power to direct the activities that most significantly impacted the conduit's economic performance. The impact of the consolidation resulted in an increase of assets and liabilities of approximately $7 billion, each, and a net pretax gain to the Consolidated Statement of Income of approximately $40 million.

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

Key Assumptions and Retained Interests—Citi Holdings

        At June 30, 2013 and December 31, 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below:

June 30, 2013
	CDOs	CLOs
Discount rate	46.6% to 51.3%	1.5% to 1.7%

December 31, 2012
	CDOs	CLOs
Discount rate	46.9% to 51.6%	1.9% to 2.1%

	June 30, 2013
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$16	$1,167

Discount rates
Adverse change of 10%	$(1)	$(6)
Adverse change of 20%	(2)	(13)

	December 31, 2012
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$16	$428

Discount rates
Adverse change of 10%	$(2)	$(2)
Adverse change of 20%	(3)	(4)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2013 and December 31, 2012 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2013
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$12.5	$3.2
Corporate loans	2.2	1.8
Hedge funds and equities	—	—
Airplanes, ships and other assets	22.9	13.2

Total	$37.6	$18.2

	December 31, 2012
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$16.1	$3.1
Corporate loans	2.0	1.6
Hedge funds and equities	0.6	0.4
Airplanes, ships and other assets	21.5	12.0

Total	$40.2	$17.1

        The following tables summarize selected cash flow information related to asset-based financings for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$0.3	—

	Six months ended June 30,
In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$0.6	—

        The effect of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests at June 30, 2013 and December 31, 2012 are set forth below:

June 30, 2013
In millions of dollars	Asset-based Financing
Carrying value of retained interests	$1,241

Value of underlying portfolio
Adverse change of 10%	$(12)
Adverse change of 20%	(24)

December 31, 2012
In millions of dollars	Asset-based Financing
Carrying value of retained interests	$1,726

Value of underlying portfolio
Adverse change of 10%	$(22)
Adverse change of 20%	(44)

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at June 30, 2013 and December 31, 2012 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2013
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$0.8	$0.3
Corporate loans	0.1	0.1
Airplanes, ships and other assets	2.5	0.5

Total	$3.4	$0.9

	December 31, 2012
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$0.9	$0.3
Corporate loans	0.4	0.3
Airplanes, ships and other assets	2.9	0.6

Total	$4.2	$1.2

        The following tables summarize selected cash flow information related to asset-based financings for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$0.2	$0.4

	Six months ended June 30,
In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$0.2	$1.3

        The effects of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests at June 30, 2013 and December 31, 2012 are set forth below:

June 30, 2013
In millions of dollars	Asset-based Financing
Carrying value of retained interests	$107

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

December 31, 2012
In millions of dollars	Asset-based Financing
Carrying value of retained interests	$339

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

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

        The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company's inventory of Floaters fluctuates over time. As of June 30, 2013 and December 31, 2012, the Company held $195 million and $203 million, respectively, of Floaters related to both customer and non-customer TOB trusts.

        For certain non-customer trusts, the Company also provides credit enhancement. As of June 30, 2013 and December 31, 2012, approximately $219 million and $184 million respectively, of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.

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

        As of June 30, 2013 and December 31, 2012, liquidity agreements provided with respect to customer TOB trusts totaled $4.5 billion and $4.9 billion, respectively, of which $3.2 billion and $3.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $7.2 billion and $6.4 billion as of June 30, 2013 and December 31, 2012, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

20.   DERIVATIVES ACTIVITIES

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

        Derivative transactions are customarily documented under industry standard master agreements and credit support annexes, which provide that following an uncured payment default or other event of default the non-defaulting party may promptly terminate all transactions between the parties and determine a net amount due to be paid to, or by, the defaulting party. Events of default generally include: (i) failure to make a payment on a derivatives transaction (which remains uncured following applicable notice and grace periods), (ii) breach of a covenant (which remains uncured after applicable notice and grace periods), (iii) breach of a representation, (iv) cross default, either to third-party debt or to another derivatives transaction entered into among the parties, or, in some cases, their affiliates, (v) the occurrence of a merger or consolidation which results in a party becoming a materially weaker credit, and (vi) the cessation or repudiation of any applicable guarantee or other credit support document. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery (which remains uncured following applicable notice and grace periods).

        The enforceability of offsetting rights incorporated in the master netting agreements for derivative transactions is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing which provides the requisite level of certainty regarding the enforceability of these agreements and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.

        A legal opinion may not have been sought or obtained for certain jurisdictions where local law is silent or sufficiently ambiguous to determine the enforceability of offsetting rights or where adverse case law or conflicting regulation may cast doubt on the enforceability of such rights. In some jurisdictions and for some counterparty types, the insolvency law for a particular counterparty type may be nonexistent or unclear as overlapping regimes may exist. For example, this may be the case for certain sovereigns, municipalities, central banks and U.S. pension plans.

        Exposure to credit risk on derivatives is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers engaged in derivatives transactions. Citi considers the level of legal certainty regarding enforceability of its offsetting rights under master netting agreements and credit support annexes to be an important factor in its risk management process. For example, because derivatives executed under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability consume much greater amounts of single counterparty credit limits than those executed under enforceable master netting agreements, Citi generally transacts much lower volumes of derivatives under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability.

        Cash collateral and security collateral in the form of G10 government debt securities is generally posted to secure the net open exposure of derivative transactions, at a counterparty level, whereby the receiving party is free to comingle/rehypothecate such collateral in the ordinary course of its business. Nonstandard collateral such as corporate bonds, municipal bonds, U.S. agency securities and/or MBS may also be pledged as collateral for derivative transactions. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to a tri-party Account Control Agreement.

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of June 30, 2013 and December 31, 2012 are presented in the table below.

Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Interest rate contracts
Swaps	$133,418	$114,296	$32,216,909	$30,050,856	$129,189	$99,434
Futures and forwards	—	—	6,040,887	4,823,370	79,803	45,856
Written options	—	—	4,169,564	3,752,905	15,521	22,992
Purchased options	—	—	3,971,417	3,542,048	7,717	7,890

Total interest rate contract notionals	$133,418	$114,296	$46,398,777	$42,169,179	$232,230	$176,172

Foreign exchange contracts
Swaps	$21,331	$22,207	$1,410,503	$1,393,368	$20,080	$16,900
Futures and forwards	60,414	70,484	3,583,955	3,484,193	21,808	33,768
Written options	118	96	1,235,021	781,698	—	989
Purchased options	630	456	1,224,655	778,438	63	2,106

Total foreign exchange contract notionals	$82,493	$93,243	$7,454,134	$6,437,697	$41,951	$53,763

Equity contracts
Swaps	$—	$—	$102,413	$96,039	$—	$—
Futures and forwards	—	—	22,955	16,171	—	—
Written options	—	—	355,941	320,243	—	—
Purchased options	—	—	338,180	281,236	—	—

Total equity contract notionals	$—	$—	$819,489	$713,689	$—	$—

Commodity and other contracts
Swaps	$—	$—	$27,966	$27,323	$—	$—
Futures and forwards	—	—	89,526	75,897	—	—
Written options	—	—	100,764	86,418	—	—
Purchased options	—	—	96,417	89,284	—	—

Total commodity and other contract notionals	$—	$—	$314,673	$278,922	$—	$—

Credit derivatives(4)
Protection sold	$—	$—	$1,360,847	$1,346,494	$—	$—
Protection purchased	107	354	1,409,444	1,412,194	17,745	21,741

Total credit derivatives	$107	$354	$2,770,291	$2,758,688	$17,745	$21,741

Total derivative notionals	$216,018	$207,893	$57,757,364	$52,358,175	$291,926	$251,676

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $5,332 and $4,888 million at June 30, 2013 and December 31, 2012, respectively.

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

        The following tables present the gross and net fair values of the Company's derivative transactions, and the related offsetting amount permitted under ASC 210-20-45 and 815-10-45, as of June 30, 2013 and December 31, 2012. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to an enforceable credit support annex are included in the offsetting amount. U.S. GAAP does not permit offsetting for security collateral posted. The table also includes amounts that are not permitted to be offset under ASC 210-20-45 and 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained.

 Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading accounts assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
In millions of dollars at June 30, 2013	Assets	Liabilities	Assets	Liabilities
Derivatives instruments designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$2,042	$604	$3,261	$925
Cleared	3,005	806	7	—
Exchange traded	—	—	—	—

Interest rate contracts	$5,047	$1,410	$3,268	$925

Over-the-counter	$1,681	$495	$495	$658
Cleared	—	—	—	—
Exchange traded	—	—	—	—

Foreign exchange contracts	$1,681	$495	$495	$658

Over-the-counter	$—	$—	$—	$3
Cleared	—	—	—	—
Exchange traded	—	—	—	—

Credit Derivatives	$—	$—	$—	$3

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$6,728	$1,905	$3,763	$1,586

Derivatives instruments not designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$360,660	$351,664	$53	$88
Cleared	306,719	310,686	589	161
Exchange traded	202	283	—	—

Interest rate contracts	$667,581	$662,633	$642	$249

Over-the-counter	$95,368	$95,991	$64	$142
Cleared	4	3	—	—
Exchange traded	14	18	—	—

Foreign exchange contracts	$95,386	$96,012	$64	$142

Over-the-counter	$19,601	$32,600	$—	$—
Cleared	—	—	—	—
Exchange traded	3,386	828	—	—

Equity contracts	$22,987	$33,428	$—	$—

Over-the-counter	$9,936	$11,185	$—	$—
Cleared	—	—	—	—
Exchange traded	1,915	1,203	—	—

Commodity and other contracts	$11,851	$12,388	$—	$—

Over-the-counter	$43,591	$42,006	$147	$375
Cleared	1,476	1,549	—	—
Exchange traded	—	—	—	—

Credit derivatives(4)	$45,067	$43,555	$147	$375

Total derivatives instruments not designated as ASC 815 (SFAS 133) hedges	$842,872	$848,016	$853	$766

Total derivatives	$849,600	$849,921	$4,616	$2,352

Cash collateral paid/received(5)(6)	$5,088	$8,814	$7	$313
Less: Netting agreements(7)	(764,620)	(764,620)	—	—
Less: Netting cash collateral received/paid(8)	(33,271)	(42,193)	(2,960)	—

Net receivables/payables(9)	$56,797	$51,922	$1,663	$2,665

Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Does not meet applicable offsetting guidance	$—	$—	$—	$—
Less: Cash collateral received/paid	(498)	(15)	—	—
Less: Non-cash collateral received/paid	(7,126)	(5,913)	—	—

Total Net receivables/payables(9)	$49,173	$45,994	$1,663	$2,665

(1)
The trading derivatives fair values are presented in Note 11 to the Consolidated Financial Statements.

(2)
Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
Over-the-counter (OTC) derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.

(4)
The credit derivatives trading assets are composed of $25,239 million related to protection purchased and $19,828 million related to protection sold as of June 30, 2013. The credit derivatives trading liabilities are composed of $20,163 million related to protection purchased and $23,392 million related to protection sold as of June 30, 2013.

(5)
For the trading assets/liabilities, this is the net amount of the $47,281 million and $42,085 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $42,193 million was used to offset derivative liabilities and, of the gross cash collateral received, $33,271 million was used to offset derivative assets.

(6)
For the other assets/liabilities, this is the net amount of the $7 million and $3,273 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $2,960 million was used to offset derivative assets.

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements.

(9)
The net receivables/payables include approximately $15 billion and $18 billion of derivative asset and liability fair values, respectively, not subject to enforceable master netting agreements.

	Derivatives classified in Trading accounts assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
In millions of dollars at December 31, 2012	Assets	Liabilities	Assets	Liabilities
Derivatives instruments designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$5,110	$1,702	$4,574	$1,175
Cleared	2,685	561	—	3
Exchange traded	—	—	—	—

Interest Rate contracts	$7,795	$2,263	$4,574	$1,178

Over-the-counter	$341	$1,350	$978	$525
Cleared	—	—	—	—
Exchange traded	—	—	—	—

Foreign exchange contracts	$341	$1,350	$978	$525

Over-the-counter	$—	$—	$—	$16
Cleared	—	—	—	—
Exchange traded	—	—	—	—

Credit derivatives	$—	$—	$—	$16

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$8,136	$3,613	$5,552	$1,719

Derivatives instruments not designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$485,100	$473,446	$438	$4
Cleared	406,384	416,127	11	25
Exchange traded	68	56	—	—

Interest Rate contracts	$891,552	$889,629	$449	$29

Over-the-counter	$75,933	$80,695	$200	$112
Cleared	4	4	—	—
Exchange traded	—	—	—	—

Foreign exchange contracts	$75,937	$80,699	$200	$112

Over-the-counter	$14,273	$28,138	$—	$—
Cleared	53	91	—	—
Exchange traded	3,883	3,610	—	—

Equity contracts	$18,209	$31,839	$—	$—

Over-the-counter	$8,889	$10,154	$—	$—
Cleared	—	—	—	—
Exchange traded	1,968	1,977	—	—

Commodity and other Contracts	$10,857	$12,131	$—	$—

Over-the-counter	$52,809	$51,175	$102	$392
Cleared	1,215	1,079	—	—
Exchange traded	—	—	—	—

Credit derivatives(4)	$54,024	$52,254	$102	$392

Total Derivatives instruments not designated as ASC 815 (SFAS 133) hedges	$1,050,579	$1,066,552	$751	$533

Total derivatives	$1,058,715	$1,070,165	$6,303	$2,252

Cash collateral paid/received(5)(6)	$5,597	$7,923	$214	$658
Less: Netting agreements(7)	(970,782)	(970,782)	—	—
Less: Netting cash collateral received/paid(8)	(38,910)	(55,555)	(4,660)	—

Net receivables/payables(9)	$54,620	$51,751	$1,857	$2,910

Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Does not meet applicable offsetting guidance	$—	$—	$—	$—
Less: Cash collateral received/paid	(1,021)	(10)	—	—
Less: Non-cash collateral received/paid	(7,143)	(5,641)	(388)	—

Total Net receivables/payables(9)	$46,456	$46,100	$1,469	$2,910

(1)
The trading derivatives fair values are presented in Note 11 to the Consolidated Financial Statements.

(2)
Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
Over-the-counter (OTC) derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.

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

(9)
The net receivables/payables include approximately $17 billion and $18 billion of derivative asset and liability fair values, respectively, not subject to enforceable master netting agreements.

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and six months ended June 30, 2013 and 2012 are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2013	2012	2013	2012
Interest rate contracts	$(65)	$265	$(250)	$(170)
Foreign exchange	169	(1,310)	(902)	(766)
Credit derivatives	(59)	103	(170)	(326)

Total Citigroup(1)	$45	$(942)	$(1,322)	$(1,262)

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three and six months ended June 30, 2013 and 2012:

	Gains (losses) on fair value hedges(1)
	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2013	2012	2013	2012
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(1,557)	$1,945	$(2,491)	$453
Foreign exchange contracts	39	154	(253)	404

Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(1,518)	$2,099	$(2,744)	$857

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$1,536	$(1,789)	$2,468	$(535)
Foreign exchange hedges	(4)	(136)	302	(370)

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,532	$(1,925)	$2,770	$(905)

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(21)	$156	$(23)	$(82)
Foreign exchange hedges	6	8	(6)	11

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(15)	$164	$(29)	$(71)

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	29	10	55	23

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$29	$10	$55	$23

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

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three- and six-month periods ended June 30, 2013 and 2012 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2013	2012	2013	2012
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$474	$(278)	$513	$(265)
Foreign exchange contracts	71	(129)	3	(60)
Credit derivatives	14		18

Total effective portion of cash flow hedges included in AOCI	$559	$(407)	$534	$(325)

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(202)	$(223)	$(385)	$(461)
Foreign exchange contracts	(43)	(44)	(86)	(84)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(245)	$(267)	$(471)	$(545)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of June 30, 2013 is approximately $1.0 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

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

        The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $1,572 million and $2,062 million for the three-and six-month periods ended June 30, 2013, respectively and $949 million and $(1,056) million for the three-and six-month periods ended June 30, 2012, respectively.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return that will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of June 30, 2013 and December 31, 2012, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of June 30, 2013 and December 31, 2012:

In millions of dollars as of June 30, 2013	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$871,431	$13,677
Broker-dealer	290,286	6,428
Non-financial	3,317	89
Insurance and other financial institutions	195,813	3,198

Total by industry/counterparty	$1,360,847	$23,392

By instrument
Credit default swaps and options	$1,359,548	$23,301
Total return swaps and other	1,299	91

Total by instrument	$1,360,847	$23,392

By rating
Investment grade	$618,914	$6,391
Non-investment grade	188,392	9,121
Not rated	553,541	7,880

Total by rating	$1,360,847	$23,392

By maturity
Within 1 year	$255,357	$720
From 1 to 5 years	1,027,097	16,483
After 5 years	78,393	6,189

Total by maturity	$1,360,847	$23,392

(1)
In addition, fair value amounts payable under credit derivatives purchased were $20,541 million.

(2)
In addition, fair value amounts receivable under credit derivatives sold were $19,828 million.

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2013 and December 31, 2012 is $28 and $36 billion, respectively. The Company has posted $25 and $32 billion as collateral for this exposure in the normal course of business as of June 30, 2013 and December 31, 2012, respectively.

        Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of June 30, 2013, the Company would be required to post an additional $3.5 billion, as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $3.6 billion.

21.   FAIR VALUE MEASUREMENT

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

        Where the Company's principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in certain securitization markets since the second half of 2007, observable securitization prices for certain directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified as Level 3 of the fair value hierarchy. However, for other loan securitization markets, such as commercial real estate loans, price verification of the hypothetical securitizations has been possible, since these markets have remained active. Accordingly, this loan portfolio is classified as Level 2 of the fair value hierarchy.

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

        For most of the lending and structured direct subprime exposures, fair value is determined utilizing observable transactions where available, other market data for similar assets in markets that are not active and other internal valuation techniques.

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

        The valuation techniques used for Alt-A mortgage securities, as with other mortgage exposures, are price-based and yield analysis. The primary market-derived input is yield. Cash flows are based on current collateral performance with prepayment rates and loss projections reflective of current economic conditions of housing price change, unemployment rates, interest rates, borrower attributes and other market indicators.

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

 Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012. The Company's hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels

In millions of dollars at June 30, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$223,686	$4,177	$227,863	$(63,697)	$164,166
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$29,924	$1,704	$31,628	$—	$31,628
Residential	—	1,801	2,938	4,739	—	4,739
Commercial	—	2,150	326	2,476	—	2,476

Total trading mortgage-backed securities	$—	$33,875	$4,968	$38,843	$—	$38,843

U.S. Treasury and federal agency securities	$18,339	$4,783	$—	$23,122	$—	$23,122
State and municipal	—	4,206	241	4,447	—	4,447
Foreign government	54,352	27,671	240	82,263	—	82,263
Corporate	—	29,738	1,688	31,426	—	31,426
Equity securities	49,861	2,591	190	52,642	—	52,642
Asset-backed securities	—	1,138	4,259	5,397	—	5,397
Other debt securities	—	9,357	2,276	11,633	—	11,633

Total trading securities	$122,552	$113,359	$13,862	$249,773	$—	$249,773

Trading account derivatives
Interest rate contracts	38	669,070	3,520	672,628
Foreign exchange contracts	41	95,663	1,363	97,067
Equity contracts	3,921	17,399	1,667	22,987
Commodity contracts	836	10,133	882	11,851
Credit derivatives	—	42,007	3,060	45,067

Total trading account derivatives	$4,836	$834,272	$10,492	$849,600
Gross cash collateral paid(3)				5,088
Netting agreements					$(764,620)
Netting of cash collateral received					(33,271)

Total trading account derivatives	$4,836	$834,272	$10,492	$854,688	$(797,891)	$56,797

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$48,988	$420	$49,408	$—	$49,408
Residential	—	8,938	—	8,938	—	8,938
Commercial	—	449	3	452	—	452

Total investment mortgage-backed securities	$—	$58,375	$423	$58,798	$—	$58,798

U.S. Treasury and federal agency securities	$63,245	$21,308	$9	$84,562	$—	$84,562

See footnotes on the next page.

In millions of dollars at June 30, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
State and municipal	$—	$16,645	$684	$17,329	$—	$17,329
Foreign government	32,518	53,422	367	86,307	—	86,307
Corporate	6	9,940	404	10,350	—	10,350
Equity securities	2,545	568	779	3,892	—	3,892
Asset-backed securities	—	14,126	1,758	15,884	—	15,884
Other debt securities	—	205	51	256	—	256
Non-marketable equity securities	—	357	5,363	5,720	—	5,720

Total investments	$98,314	$174,946	$9,838	$283,098	$—	$283,098

Loans(4)	$—	$547	$4,321	$4,868	$—	$4,868
Mortgage servicing rights	—	—	2,524	2,524	—	2,524

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$13,229	$245	$13,474
Cash collateral paid				$7
Netting of cash collateral received					$(2,960)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$13,229	$245	$13,481	$(2,960)	$10,521

Total assets	$225,702	$1,360,039	$45,459	$1,636,295	$(864,548)	$771,747
Total as a percentage of gross assets(5)	13.8%	83.4%	2.8%	100.0%

Liabilities
Interest-bearing deposits	$—	$680	$831	$1,511	$—	$1,511
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	183,202	1,007	184,209	(63,697)	120,512
Trading account liabilities
Securities sold, not yet purchased	59,423	11,227	450	71,100		71,100
Trading account derivatives
Interest rate contracts	$36	$661,570	$2,437	$664,043
Foreign exchange contracts	3	95,508	996	96,507
Equity contracts	3,947	26,722	2,759	33,428
Commodity contracts	641	10,647	1,100	12,388
Credit derivatives	—	40,454	3,101	43,555

Total trading account derivatives	$4,627	$834,901	$10,393	$849,921
Cash collateral received(6)				8,814
Netting agreements					$(764,620)
Netting of cash collateral paid					(42,193)

Total trading account derivatives	$4,627	$834,901	$10,393	$858,735	$(806,813)	$51,922
Short-term borrowings	—	4,158	335	4,493	—	4,493
Long-term debt	—	20,346	6,811	27,157	—	27,157

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,257	$95	$2,352
Cash collateral received(7)				$313
Nontrading derivatives and other financial liabilities measured on a recurring basis	—	2,257	95	2,665	—	2,665

Total liabilities	$64,050	$1,056,771	$19,922	$1,149,870	$(870,510)	$279,358
Total as a percentage of gross liabilities(5)	5.6%	92.7%	1.7%	100.0%

(1)
For the three and six months ended June 30, 2013, the Company transferred assets of approximately $0.5 billion and $0.9 billion, respectively, from Level 1 to Level 2. During the three and six months ended June 30, 2013, the Company transferred assets of approximately $0.2 billion and $49 billion, respectively, from Level 2 to Level 1. Almost all of the transfers during the six months ended June 2013 were related to U.S. Treasury securities held across the Company's major investment portfolios where Citi obtained additional information from its external pricing sources to meet the criteria for Level 1 classification. During the three and six months ended June 30, 2013, the Company transferred liabilities of $14 million and $25 million, respectively, from Level 1 to Level 2, and $33 million and $54 million, respectively from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)
This is the net amount of the $47,281 million of gross cash collateral paid, of which $42,193 million was used to offset derivative liabilities.

(4)
There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

(6)
This is the net amount of the $42,085 million of gross cash collateral received, of which $33,271 million was used to offset derivative assets.

(7)
This is the net amount of the $3,273 million of gross cash collateral received, of which $2,960 million was used to offset derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$198,278	$5,043	$203,321	$(42,732)	$160,589
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	29,835	1,325	31,160	—	31,160
Residential	—	1,663	1,805	3,468	—	3,468
Commercial	—	1,322	1,119	2,441	—	2,441

Total trading mortgage-backed securities	$—	$32,820	$4,249	$37,069	$—	$37,069

U.S. Treasury and federal agency securities	$15,416	$4,940	$—	$20,356	$—	$20,356
State and municipal	—	3,611	195	3,806	—	3,806
Foreign government	57,831	31,097	311	89,239	—	89,239
Corporate	—	33,194	2,030	35,224	—	35,224
Equity securities	54,640	2,094	264	56,998	—	56,998
Asset-backed securities	—	899	4,453	5,352	—	5,352
Other debt securities	—	15,944	2,321	18,265	—	18,265

Total trading securities	$127,887	$124,599	$13,823	$266,309	$—	$266,309

Trading account derivatives
Interest rate contracts	$2	$897,635	$1,710	$899,347
Foreign exchange contracts	18	75,358	902	76,278
Equity contracts	2,359	14,109	1,741	18,209
Commodity contracts	410	9,752	695	10,857
Credit derivatives	—	49,858	4,166	54,024

Total trading account derivatives	$2,789	$1,046,712	$9,214	$1,058,715
Gross cash collateral paid(3)				5,597
Netting agreements					$(990,782)
Netting of cash collateral received					(38,910)

Total trading account derivatives	$2,789	$1,046,712	$9,214	$1,064,312	$(1,009,692)	$54,620

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$46	$45,841	$1,458	$47,345	$—	$47,345
Residential	—	7,472	205	7,677	—	7,677
Commercial	—	449	—	449	—	449

Total investment mortgage-backed securities	$46	$53,762	$1,663	$55,471	$—	$55,471

U.S. Treasury and federal agency securities	$13,204	$78,625	$12	$91,841	$—	$91,841

See footnotes on the next page.

In millions of dollars at December 31, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
State and municipal	$—	$17,483	$849	$18,332	$—	$18,332
Foreign government	36,048	57,616	383	94,047	—	94,047
Corporate	—	9,289	385	9,674	—	9,674
Equity securities	4,037	132	773	4,942	—	4,942
Asset-backed securities	—	11,910	2,220	14,130	—	14,130
Other debt securities	—	—	258	258	—	258
Non-marketable equity securities	—	404	5,364	5,768	—	5,768

Total investments	$53,335	$229,221	$11,907	$294,463	$—	$294,463

Loans(3)	$—	$356	$4,931	$5,287	$—	$5,287
Mortgage servicing rights	—	—	1,942	1,942	—	1,942

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$15,293	$2,452	$17,745
Cash collateral paid				214
Netting of cash collateral received					$(4,660)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$15,293	$2,452	$17,959	$(4,660)	$13,299

Total assets	$184,011	$1,614,459	$49,312	$1,853,593	$(1,057,084)	$796,509
Total as a percentage of gross assets(5)	9.9%	87.4%	2.7%	100.0%

Liabilities
Interest-bearing deposits	$—	$661	$786	$1,447	$—	$1,447
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	158,580	841	159,421	(42,732)	116,689
Trading account liabilities
Securities sold, not yet purchased	55,145	8,288	365	63,798		63,798
Trading account derivatives
Interest rate contracts	$1	$890,362	$1,529	$891,892
Foreign exchange contracts	10	81,137	902	82,049
Equity contracts	2,664	25,986	3,189	31,839
Commodity contracts	317	10,348	1,466	12,131
Credit derivatives	—	47,746	4,508	52,254

Total trading account derivatives	$2,992	$1,055,579	$11,594	$1,070,165
Cash collateral received(6)				7,923
Netting agreements					$(970,782)
Netting of cash collateral paid					(55,555)

Total trading account derivatives	$2,992	$1,055,579	$11,594	$1,078,088	$(1,026,337)	$51,751
Short-term borrowings	—	706	112	818	—	818
Long-term debt	—	23,038	6,726	29,764	—	29,764

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,228	$24	$2,252
Cash collateral received(7)				$658
Nontrading derivatives and other financial liabilities measured on a recurring basis	$—	$2,228	$24	$2,910	$—	$2,910

Total liabilities	$58,137	$1,249,080	$20,448	$1,336,246	$(1,069,069)	$267,177
Total as a percentage of gross liabilities(5)	4.4%	94.1%	1.5%	100.0%

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

(3)
This is the net amount of the $61,152 million of gross cash collateral paid, of which $55,555 million was used to offset derivative liabilities.

(4)
There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

(6)
This is the net amount of the $46,833 million of gross cash collateral received, of which $38,910 million was used to offset derivative assets.

(7)
This is the net amount of the $5,318 million of gross cash collateral received, of which $4,660 million was used to offset derivative liabilities.

Changes in Level 3 Fair Value Category

        The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2013 and 2012. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2013	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,349	$(150)	$—	$—	$(39)	$17	$—	$—	$—	$4,177	$365
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,278	$27	$—	$345	$(303)	$689	$29	$(339)	$(22)	$1,704	$(9)
Residential	2,112	187	—	219	(36)	1,171	—	(715)	—	2,938	44
Commercial	410	38	—	66	(148)	79	—	(119)	—	326	7

Total trading mortgage-backed securities	$3,800	$252	$—	$630	$(487)	$1,939	$29	$(1,173)	$(22)	$4,968	$42

State and municipal	$209	$18	$—	$—	$—	$56	$—	$(42)	$—	$241	$(6)
Foreign government	228	(4)	—	47	(25)	52	—	(58)	—	240	(2)
Corporate	1,736	74	—	62	(83)	811	—	(376)	(536)	1,688	65
Equity securities	279	(33)	—	25	(96)	62	—	(47)	—	190	(24)
Asset-backed securities	4,410	144	—	48	(23)	1,449	—	(1,552)	(217)	4,259	(2)
Other debt securities	2,260	8	—	369	(571)	789	—	(480)	(99)	2,276	(3)

Total trading securities	$12,922	$459	$—	$1,181	$(1,285)	$5,158	$29	$(3,728)	$(874)	$13,862	$70

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2013	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Trading derivatives, net(4)
Interest rate contracts	298	339	—	235	275	52	—	(67)	(49)	1,083	434
Foreign exchange contracts	140	213	—	20	13	6	—	(1)	(24)	367	(64)
Equity contracts	(1,474)	169	—	(2)	265	67	—	5	(122)	(1,092)	(389)
Commodity contracts	(637)	357	—	(1)	7	12	—	(18)	62	(218)	528
Credit derivatives	(156)	(43)	—	102	(49)	4	—	—	101	(41)	7

Total trading derivatives, net(4)	$(1,829)	$1,035	$—	$354	$511	$141	$—	$(81)	$(32)	$99	$516

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2,526	$—	$(1)	$264	$(2,319)	$(1)	$—	$—	$(49)	$420	$5
Residential	186	—	14	—	(60)	—	—	(140)	—	—	—
Commercial	—	—	—	3	(12)	12	—	—	—	3	—

Total investment mortgage-backed securities	$2,712	$—	$13	$267	$(2,391)	$11	$—	$(140)	$(49)	$423	$5

U.S. Treasury and federal agency securities	$11	$—	$—	$—	$—	$—	$—	$(2)	$—	$9	$—
State and municipal	748	—	15	—	—	126	—	(80)	(125)	684	13
Foreign government	268	—	(5)	83	(27)	159	—	(84)	(27)	367	—
Corporate	345	—	(4)	191	(104)	2	—	(4)	(22)	404	1
Equity securities	767	—	(5)	17	—	—	—	—	—	779	(38)
Asset-backed securities	3,815	—	12	—	(1,684)	233	—	—	(618)	1,758	6
Other debt securities	52	—	—	—	—	—	—	(1)	—	51	—
Non-marketable equity securities	5,287	—	109	—	—	513	—	(62)	(484)	5,363	72

Total investments	$14,005	$—	$135	$558	$(4,206)	$1,044	$—	$(373)	$(1,325)	$9,838	$59

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2013	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Loans	$4,514	$—	$(3)	$353	$—	$(36)	$6	$57	$(570)	$4,321	$—
Mortgage servicing rights	$2,203	$—	$227	$—	$—	$—	$205	$—	$(111)	$2,524	$228
Other financial assets measured on a recurring basis	$2,428	$—	$(30)	$—	$—	$78	$50	$(2,005)	$(276)	$245	$(35)

Liabilities
Interest-bearing deposits	$834	$—	$(51)	$—	$—	$—	$38	$—	$(92)	$831	$(23)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,053	33	—	—	(15)	—	—	2	—	1,007	29
Trading account liabilities
Securities sold, not yet purchased	335	(8)	—	4	(6)	—	—	130	(21)	450	(40)
Short-term borrowings	53	(16)	—	—	(4)	—	290	—	(20)	335	(45)
Long-term debt	6,847	380	36	730	(549)	—	621	—	(422)	6,811	(464)
Other financial liabilities measured on a recurring basis	16	—	(186)	3	—	(1)	88	—	(197)	95	(196)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2013.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$5,043	$(163)	$—	$598	$(1,318)	$17	$—	$—	$—	$4,177	$123
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,325	$76	$—	$737	$(705)	$969	$55	$(707)	$(46)	$1,704	$43
Residential	1,805	358	—	317	(212)	1,898	—	(1,221)	(7)	2,938	99
Commercial	1,119	92	—	155	(184)	146	—	(985)	(17)	326	8

Total trading mortgage-backed securities	$4,249	$526	$—	$1,209	$(1,101)	$3,013	$55	$(2,913)	$(70)	$4,968	$150

State and municipal	$195	$19	$—	$—	$—	$75	$—	$(48)	$—	$241	$(6)
Foreign government	311	(2)	—	53	(61)	117	—	(178)	—	240	(2)
Corporate	2,030	(30)	—	138	(100)	1,379	—	(819)	(910)	1,688	(406)
Equity securities	264	4	—	48	(159)	140	—	(107)	—	190	286
Asset-backed securities	4,453	368	—	86	(55)	3,032	—	(3,408)	(217)	4,259	13
Other debt securities	2,321	106	—	508	(998)	1,533	—	(996)	(198)	2,276	13

Total trading securities	$13,823	$991	$—	$2,042	$(2,474)	$9,289	$55	$(8,469)	$(1,395)	$13,862	$48

Trading derivatives, net(4)
Interest rate contracts	181	312	—	749	108	143	—	(82)	(328)	1,083	983
Foreign exchange contracts	—	311	—	30	3	15	—	(8)	16	367	(151)
Equity contracts	(1,448)	261	—	(24)	346	116	—	(56)	(287)	(1,092)	(589)
Commodity contracts	(771)	411	—	7	5	15	—	(25)	140	(218)	669
Credit derivatives	(342)	(146)	—	110	(178)	12	—	—	503	(41)	217

Total trading derivatives, net(4)	$(2,380)	$1,149	$—	$872	$284	$301	$—	$(171)	$44	$99	$1,129

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,458	$—	$2	$1,897	$(3,350)	$470	$—	$—	$(57)	$420	$2
Residential	205	—	23	60	(265)	117	—	(140)	—	—	—
Commercial	—	—	—	3	(12)	12	—	—	—	3	—

Total investment mortgage-backed securities	$1,663	$—	$25	$1,960	$(3,627)	$599	$—	$(140)	$(57)	$423	$2

U.S. Treasury and federal agency securities	$12	$—	$—	$—	$—	$—	$—	$(3)	$—	$9	$—
State and municipal	849	—	(2)	7	(117)	207	—	(135)	(125)	684	(6)
Foreign government	383	—	(4)	105	(201)	289	—	(151)	(54)	367	(6)
Corporate	385	—	(3)	291	(116)	16	—	(147)	(22)	404	3
Equity securities	773	—	(3)	17	—	1	—	(9)	—	779	(38)
Asset-backed securities	2,220	—	50	1,192	(1,684)	925	—	(17)	(928)	1,758	6
Other debt securities	258	—	—	—	(205)	—	—	(2)	—	51	—
Non-marketable equity securities	5,364	—	178	—	—	553	—	(83)	(649)	5,363	207

Total investments	$11,907	$—	$241	$3,572	$(5,950)	$2,590	$—	$(687)	$(1,835)	$9,838	$168

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Loans	$4,931	$—	$(78)	$353	$—	$59	$13	$(6)	$(951)	$4,321	$178
Mortgage servicing rights	$1,942	$—	$417	$—	$—	$—	$377	$(1)	$(211)	$2,524	$191
Other financial assets measured on a recurring basis	$2,452	$—	$6	$1	$—	$216	$340	$(2,010)	$(760)	$245	$194

Liabilities
Interest-bearing deposits	$786	$—	$(67)	$22	$—	$—	$63	$—	$(107)	$831	$(164)
Federal funds purchased and securities loaned or sold under agreements to repurchase	841	60	—	201	(15)	—	—	40	—	1,007	41
Trading account liabilities
Securities sold, not yet purchased	365	11	—	24	(11)	—	—	176	(93)	450	88
Short-term borrowings	112	26	—	—	(4)	—	291	—	(38)	335	(44)
Long-term debt	6,726	371	69	1,365	(1,014)	—	905	(1)	(730)	6,811	(907)
Other financial liabilities measured on a recurring basis	24	—	(185)	5	(2)	(3)	90	—	(204)	95	(198)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2013.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2012	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,497	$32	$—	$—	$(115)	$—	$—	$—	$—	$4,414	$33
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,115	$(17)	$—	$159	$(218)	$72	$14	$(189)	$(41)	$895	$(42)
Residential	1,347	61	—	430	(120)	625	—	(397)	(1)	1,945	(8)
Commercial	548	(3)	—	55	(80)	104	—	(208)	—	416	(2)

Total trading mortgage-backed securities	$3,010	$41	$—	$644	$(418)	$801	$14	$(794)	$(42)	$3,256	$(52)

U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$13	$—	$—	$—	$13	$—

State and municipal	$223	$20	$—	$—	$(7)	$6	$—	$(19)	$—	$223	$8
Foreign government	833	1	—	10	(477)	132	—	(166)	—	333	(1)
Corporate	3,763	(110)	—	21	(266)	260	—	(804)	(675)	2,189	(70)
Equity securities	191	(75)	—	1	(4)	126	—	(22)	—	217	(10)
Asset-backed securities	5,655	(113)	—	148	(25)	1,009	—	(1,239)	(600)	4,835	(139)
Other debt securities	3,013	53	—	429	(1,174)	407	—	(307)	(155)	2,266	116

Total trading securities	$16,688	$(183)	$—	$1,253	$(2,371)	$2,754	$14	$(3,351)	$(1,472)	$13,332	$(148)

Trading derivatives, net(4)
Interest rate contracts	691	359	—	(219)	(102)	17	—	(10)	(117)	619	167
Foreign exchange contracts	(370)	(93)	—	(77)	54	59	—	(90)	—	(517)	24
Equity contracts	(1,077)	(275)	—	(39)	(69)	69	—	(160)	(36)	(1,587)	(260)
Commodity contracts	(859)	(113)	—	—	36	28	—	(10)	16	(902)	(97)
Credit derivatives	228	(217)	—	74	(6)	3	—	—	216	298	(325)

Total trading derivatives, net(4)	$(1,387)	$(339)	$—	$(261)	$(87)	$176	$—	$(270)	$79	$(2,089)	$(491)

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2012	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2012
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$932	$—	$(13)	$—	$(880)	$1,360	$—	$—	$—	$1,399	$(9)
Residential	2	—	—	—	—	309	—	—	—	311	(1)
Commercial	6	—	—	—	(6)	5	—	—	—	5	—

Total investment mortgage-backed securities	$940	$—	$(13)	$—	$(886)	$1,674	$—	$—	$—	$1,715	$(10)

U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	682	—	14	—	(151)	126	—	(191)	—	480	(7)
Foreign government	375	—	13	80	(139)	112	—	(110)	(2)	329	—
Corporate	1,062	—	(1)	45	(696)	42	—	(29)	(2)	421	5
Equity securities	1,326	—	4	—	—	—	—	(2)	(148)	1,180	2
Asset-backed securities	3,073	—	7	—	—	12	—	(43)	(278)	2,771	1
Other debt securities	55	—	—	—	—	—	—	—	—	55	—
Non-marketable equity securities	8,287	—	(17)	—	—	129	—	(1,462)	(659)	6,278	(161)

Total investments	$15,800	$—	$7	$125	$(1,872)	$2,095	$—	$(1,837)	$(1,089)	$13,229	$(170)

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2012	Principal transactions	Other(1)(2)	Transfers into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2012
Loans	$4,278	$—	$(25)	$917	$—	$21	$515	$(87)	$(882)	$4,737	$43
Mortgage servicing rights	$2,691	$—	$(480)	$—	$—		$79		$(173)	$2,117	$(479)
Other financial assets measured on a recurring basis	$2,322	$—	$91	$—	$(30)	$1	$353	$(4)	$(358)	$2,375	$86

Liabilities
Interest-bearing deposits	$458	$—	$(15)	$130	$—	$—	$172	$—	$(77)	$698	$(109)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,025	(92)	—	—	—	—	—	4	(76)	1,045	118
Trading account liabilities
Securities sold, not yet purchased	177	12	—	1	(24)	—	—	69	(63)	148	1
Short-term borrowings	423	—	—	3	(2)	—	69	—	(126)	367	40
Long-term debt	6,519	219	52	190	(490)	—	888	—	(884)	5,952	(174)
Other financial liabilities measured on a recurring basis	2	—	(1)	—	—	(1)	1	—	(1)	2	(1)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2012.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,701	$65	$—	$25	$(377)	$—	$—	$—	$—	$4,414	$65
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$861	$33	$—	$538	$(345)	$255	$45	$(414)	$(78)	$895	$(17)
Residential	1,509	80	—	460	(300)	1,317	—	(1,118)	(3)	1,945	(2)
Commercial	618	(70)	—	91	(188)	315	—	(350)	—	416	—

Total trading mortgage-backed securities	$2,988	$43	$—	$1,089	$(833)	$1,887	$45	$(1,882)	$(81)	$3,256	$(19)

U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$13	$—	$(3)	$—	$13	$—

State and municipal	$252	$17	$—	$—	$(7)	$28	$—	$(67)	$—	$223	$2
Foreign government	521	4	—	12	(740)	842	—	(306)	—	333	(1)
Corporate	3,240	9	—	348	(391)	1,756	—	(1,399)	(1,374)	2,189	83
Equity securities	244	(71)	—	19	(13)	204	—	(142)	(24)	217	(14)
Asset-backed securities	5,801	222	—	165	(61)	3,660	—	(4,293)	(659)	4,835	(76)
Other debt securities	2,743	22	—	640	(1,423)	1,362	—	(881)	(197)	2,266	118

Total trading securities	$15,792	$246	$—	$2,273	$(3,468)	$9,752	$45	$(8,973)	$(2,335)	$13,332	$93

Trading derivatives, net(4)
Interest rate contracts	726	142	—	123	(119)	216	—	(139)	(330)	619	(118)
Foreign exchange contracts	(562)	80	—	(82)	46	188	—	(197)	10	(517)	71
Equity contracts	(1,737)	199	—	(36)	367	203	—	(335)	(248)	(1,587)	(476)
Commodity contracts	(934)	(39)	—	(5)	45	73	—	(78)	36	(902)	(308)
Credit derivatives	1,728	(1,452)	—	(130)	(59)	114	—	(10)	107	298	(1,424)

Total trading derivatives, net(4)	$(779)	$(1,070)	$—	$(130)	$280	$794	$—	$(759)	$(425)	$(2,089)	$(2,255)

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2012
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$679	$—	$(4)	$—	$(1,521)	$2,245	$—	$—	$—	$1,399	$(8)
Residential	8	—	—	—	(6)	309	—	—	—	311	(2)
Commercial	—	—	—	—	(6)	11	—	—	—	5	—

Total investment mortgage-backed securities	$687	$—	$(4)	$—	$(1,533)	$2,565	$—	$—	$—	$1,715	$(10)

U.S. Treasury and federal agency securities	$75	$—	$—	$—	$(75)	$—	$—	$—	$—	$—	$—
State and municipal	667	—	13	—	(151)	158	—	(207)	—	480	(9)
Foreign government	447	—	16	80	(156)	201	—	(190)	(69)	329	1
Corporate	989	—	(5)	45	(696)	129	—	(36)	(5)	421	8
Equity securities	1,453	—	49	—	—	—	—	(174)	(148)	1,180	(6)
Asset-backed securities	4,041	—	10	—	(43)	12	—	(50)	(1,199)	2,771	1
Other debt securities	120	—	—	—	—	—	—	(64)	(1)	55	—
Non-marketable equity securities	8,318	—	179	—	—	267	—	(1,470)	(1,016)	6,278	73

Total investments	$16,797	$—	$258	$125	$(2,654)	$3,332	$—	$(2,191)	$(2,438)	$13,229	$58

		Net realized/unrealized gains (losses) included in
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	Transfers Into Level 3	Transfers out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2012
Loans	$4,682	$—	$(62)	$917	$(25)	$107	$515	$(95)	$(1,302)	$4,737	$54
Mortgage servicing rights	$2,569	$—	$(293)	$—	$—	$2	$221	$(5)	$(377)	$2,117	$(295)
Other financial assets measured on a recurring basis	$2,245	$—	$98	$8	$(31)	$2	$629	$(42)	$(534)	$2,375	$99

Liabilities
Interest-bearing deposits	$431	$—	$(20)	$213	$—	$—	$180	$—	$(146)	$698	$(329)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,061	(65)	—	—	—	—	—	4	(85)	1,045	118
Trading account liabilities
Securities sold, not yet purchased	412	(60)	—	5	(31)	—	—	140	(438)	148	(53)
Short-term borrowings	499	(56)	—	3	(11)	—	195	—	(375)	367	38
Long-term debt	6,904	141	81	349	(906)	—	1,175	—	(1,348)	5,952	(332)
Other financial liabilities measured on a recurring basis	3	—	(2)	—	—	(2)	1	—	(2)	2	—

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2012.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward

        The following were the significant Level 3 transfers from March 31, 2013 to June 30, 2013:

  •
  Transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Investments of $2.3 billion from Level 3 to Level 2 due to an increase in price observability.

  •
  Transfers of asset-backed securities in Investments of $1.7 billion from Level 3 to Level 2 related to collateralized loan obligations where increased trading activity and new issuances have resulted in greater price observability.

        The following were the significant Level 3 transfers from December 31, 2012 to June 30, 2013:

  •
  Transfers of Federal funds sold and securities borrowed or purchased under agreements to resell of $1.3 billion from Level 3 to Level 2 related to shortening of the remaining tenor of certain reverse repos. There is more transparency and observability for repo curves used in the valuation of structured reverse repos with tenors up to five years; thus, structured reverse repos maturing within five years are generally classified as Level 2.

  •
  Transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Investments of $1.9 billion from Level 2 to Level 3, and of $3.4 billion from Level 3 to Level 2, due to changes in the level of price observability for the specific securities.

  •
  Transfers of asset-backed securities in Investments of $1.2 billion from Level 2 to Level 3, and of $1.7 billion from Level 3 to Level 2. These transfers were related to collateralized loan obligations, reflecting changes in the level of price observability.

  •
  Transfers of Long-term debt of $1.4 billion from Level 2 to Level 3, and of $1.0 billion from Level 3 to Level 2, related mainly to structured debt reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

        The significant Level 3 transfers from March 31, 2012 to June 30, 2012 are related to:

  •
  Transfers of other debt trading securities from Level 3 to Level 2 of $1.2 billion included $0.8 billion related to positions that were reclassified to Level 3 positions within Loans to conform with the balance sheet presentation. The reclassification is also reflected as transfers into Level 3 within loans in the rollforward table above. The majority of the remaining amount relates to increased volume of market quotations.

        The significant Level 3 transfers from December 31, 2011 to June 30, 2012 are related to:

  •
  Transfers of other debt trading securities from Level 3 to Level 2 of $1.4 billion included $0.8 billion related to positions that were reclassified to Level 3 positions within Loans to conform with the balance sheet presentation. The reclassification is also reflected as transfers into Level 3 within loans in the rollforward table above. The majority of the remaining amount relates to increased volume of market quotations.

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

        The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2013 and December 31, 2012. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of June 30, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,924	Cash flow	Interest rate	1.87%		2.13%		2.03%
Trading and investment securities
Mortgage-backed securities	$3,446	Price-based	Price	$0.01		$122.54		$75.09
	1,634	Yield analysis	Yield	0.03%		23.78%		7.33%
State and municipal, foreign government, corporate and other debt securities	$4,096	Price-based	Price	$0.00		$123.97		$81.67
	1,143	Cash flow	Credit spread	0 bps		600 bps		78.99 bps
			Yield	0.15%		12.80%		5.37%
Equity securities	$780	Cash flow	Yield	4.00%		5.00%		4.5%
	186	Price-based	Weighted average life (WAL)	0.01 years		3.6 years		1.85 years
			Price(5)	$0.00		$923.26		$44.62
Asset-backed securities	$4,385	Price-based	Price	$0.00		$108.13		$72.02
	$1,301	Model-based
Non-marketable equity	$2,866	Price-based	Fund NAV	$611		$494,842,539		$156,238,214
	1,817	Comparables analysis	EBITDA multiples	4.4	x	17.5	x	9.69	x
	663	Cash flow	Price-to-book ratio	0.8	x	2.1	x	1.39	x
			Discount to price	0.00%		75.00%		7.29%
			PE ratio	9.40%		15.40%		11.70%
			Cost of capital	9.50%		15.98%		10.87%

Derivatives—Gross(6)
Interest rate contracts (gross)	$5,484	Model-based	Interest rate (IR) volatility	15.00%		90.00%
			Mean reversion	1.00%		20.00%
Foreign exchange contracts (gross)	$2,316	Model-based	Foreign exchange (FX) volatility	4.00%		20.00%
			IR-FX correlation	40.00%		60.00%
			IR-IR correlation	40.00%		40.00%
Equity contracts (gross)(7)	$4,143	Model-based	Equity volatility	12.65%		72.53%
			Equity-equity correlation	(81.33)%		99.45%
			Equity forward	84.92%		116.70%
			Equity-FX correlation	(75.00)%		40.00%
Commodity contracts (gross)	$1,977	Model-based	Commodity volatility	3.00%		124.00%
			Commodity correlation	(75.00)%		93.00%
			Forward price	98.00%		124.00%
Credit derivatives (gross)	$4,633	Model-based	Recovery rate	7.18%		65.00%
	1,517	Price-based	Price	$0.00		$114.15
			Credit correlation	5.00%		95.00%
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$145	Model-based	Redemption rate	43.55%		99.50%
	113	Price-based	EBITDA multiples	6.2	x	13.8	x
	84	Comparables analysis	PE ratio	10.3	x	10.3	x
			Price-to-book ratio	1.1	x	1.2	x
			Discount to price	0.00%		30.00%
Loans	$2,022	Price-based	Price	$0.25		$105.20		$88.48
	1,037	Yield analysis	Credit spread	48 bps		390.29 bps		110.31 bps
	665	Model-based	Yield	1.60%		3.00%		2.14%
	596	Cash flow

Mortgage servicing rights	$2,438	Cash flow	Yield	2.07%		8.64%		7.04%
			WAL	3.89 years		9.33 years		6.23 years

        See footnotes on the next page.

As of June 30, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Liabilities
Interest-bearing deposits	$831	Model-based	Equity volatility	13.93%	52.62%	26.48%
			Equity-IR correlation	21.00%	25.00%	22.52%
			Forward price	98.00%	124.00%	111.00%
			Commodity correlation	(75.00)%	93.00%	9.00%
			Commodity volatility	3.00%	124.00%	63.50%
			Mean reversion	1.00%	20.00%	10.50%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$806	Model-based	Interest rate	1.26%	3.16%	2.55%
	200	Cash flow
Trading account liabilities
Securities sold, not yet purchased	$285	Model-based	Credit spread	98 bps	250 bps	230 bps
	143	Price-based	Price	$0.00	$115.00	$82.95
Short-term borrowings and long-term debt	$5,160	Model-based	Price	$0.25	$113.69
	1,220	Price-based	Credit spread	16 bps	300 bps
	765	Yield analysis	Interest rate	4.00%	10.00%
			Equity volatility	10.55%	72.13%
			Equity forward	88.42%	117.46%
			Equity-FX correlation	(75.00)%	40.00%
			Equity-equity correlation	(81.33)%	99.45%
			IR-IR correlation	(51.00)%	(51.00)%

(1)
The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)
Some inputs are shown as zero due to rounding.

(3)
When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(4)
Where provided, weighted averages are calculated based on the fair value of the instrument.

(5)
For equity securities, the price input is expressed on an absolute basis, not as a percentage of the notional amount.

(6)
Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)
Includes hybrid products.

As of December 31, 2012	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,786	Cash flow	Interest rate	1.09%		1.50%
Trading and investment securities
Mortgage-backed securities	$4,402	Price-based	Price	$0.00		$135.00
	1,148	Yield analysis	Yield	0.00%		25.84%
			Prepayment period	2.16 years		7.84 years
State and municipal, foreign	$4,416	Price-based	Price	$0.00		$159.63
government, corporate and	1,231	Cash flow	Yield	0.00%		30.00%
other debt securities	787	Yield analysis	Credit spread	35 bps		300 bps
Equity securities	$792	Cash flow	Yield	9.00%		10.00%
	147	Price-based	Prepayment period	3 years		3 years
			Price	$0.00		$750.00
Asset-backed securities	$4,253	Price-based	Price	$0.00		$136.63
	1,775	Internal model	Yield	0.00%		27.00%
	561	Cash flow	Credit correlation	15.00%		90.00%
			Weighted average life (WAL)	0.34 years		16.07 years
Non-marketable equity	$2,768	Price-based	Fund NAV	$1.00		$456,773,838
	1,803	Comparables analysis	EBITDA multiples	4.70	x	14.39	x
			Price-to-book ratio	0.77	x	1.50	x
	709	Cash flow	Discount to price	0.00%		75.00%
Derivatives—Gross(4)

As of December 31, 2012	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)
Interest rate contracts (gross)	$3,202	Internal model	Interest rate (IR)-IR correlation	(98.00)%	90.00%
			Credit spread	0 bps	550.27 bps
			IR volatility	0.09%	100.00%
			Interest rate	0%	15.00%
Foreign exchange contracts (gross)	$1,542	Internal model	Foreign exchange (FX) volatility	3.20%	67.35%
			IR-FX correlation	40.00%	60.00%
			Credit spread	0 bps	376 bps
Equity contracts (gross)(5)	$4,669	Internal model	Equity volatility	1.00%	185.20%
			Equity forward	74.94%	132.70%
			Equity-equity correlation	1.00%	99.90%
Commodity contracts (gross)	$2,160	Internal model	Forward price	37.45%	181.50%
			Commodity correlation	(77.00)%	95.00%
			Commodity volatility	5.00%	148.00%
Credit derivatives (gross)	$4,777	Internal model	Price	$0.00	$121.16
	3,886	Price-based	Recovery rate	6.50%	78.00%
			Credit correlation	5.00%	99.00%
			Credit spread	0 bps	2,236 bps
			Upfront points	3.62	100.00
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(4)	$2,000	External model	Price	$100.00	$100.00
	461	Internal model	Redemption rate	30.79%	99.50%

Loans	$2,447	Price-based	Price	$0.00	$103.32
	1,423	Yield analysis	Credit spread	55 bps	600.19 bps
	888	Internal model
Mortgage servicing rights	$1,858	Cash flow	Yield	0.00%	53.19%
			Prepayment period	2.16 years	7.84 years
Liabilities
Interest-bearing deposits	$785	Internal model	Equity volatility	11.13%	86.10%
			Forward price	67.80%	182.00%
			Commodity correlation	(76.00)%	95.00%
			Commodity volatility	5.00%	148.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$841	Internal model	Interest rate	0.33%	4.91%
Trading account liabilities
Securities sold, not yet purchased	$265	Internal model	Price	$0.00	$166.47
	75	Price-based
Short-term borrowings and long-term debt	$5,067	Internal model	Price	$0.00	$121.16
	1,112	Price-based	Equity volatility	12.40%	185.20%
	649	Yield analysis	Equity forward	75.40%	132.70%
			Equity-equity correlation	1.00%	99.90%
			Equity-FX correlation	(80.50)%	50.40%

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

        The following table presents the carrying amounts of all assets that were still held as of June 30, 2013 and December 31, 2012, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended, respectively:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2013
Loans held-for-sale	$4,764	$3,931	$833
Other real estate owned	168	26	142
Loans(1)	4,758	4,095	663

Total assets at fair value on a nonrecurring basis	$9,690	$8,052	$1,638

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

(2)
Represents Citi's then-remaining 35% investment in the Morgan Stanley Smith Barney joint venture whose carrying amount was the agreed purchase price. See Note 12 to the Consolidated Financial Statements.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements

        The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of June 30, 2013 and December 31, 2012:

As of June 30, 2013	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$800	Price-based	Price	$35.00	$100.00	$93.00
			Discount to price	11.00%	24.00%	20.00%
Other real estate owned	$136	Price-based	Discount to price	24.00%	57.00%	35.39%
			Price	$54.63	$100.00	$98.05
			Appraised value	$0.00	$5,000,000	$472,023
Loans(3)	$381	Price-based	Appraised value	$433,649	$133,074,154	$58,648,490
	131	Model-based	Discount to price	24.00%	34.00%	31.55%
	77	Recovery analysis	Recovery rate	45.00%	65.00%	53.80%

(1)
The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)
Weighted averages are calculated based on the fair value of the instrument.

(3)
Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

As of December 31, 2012	Fair Value(1) (in millions)	Methodology	Input	Low	High
Loans held-for-sale	$747	Price-based	Price	$63.42	$100.00
	485	External model	Credit spread	40 bps	40 bps
	174	Recovery analysis
Other real estate owned	165	Price-based	Discount to price	11.00%	50.00%
			Price(2)	$39,774	$15,457,452
Loans(3)	351	Price-based	Discount to price	25.00%	34.00%
	111	Internal model	Price(2)	$6,272,242	$86,200,000
			Discount rate	6.00%	16.49%

(1)
The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)
Prices are based on appraised values.

(3)
Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

Nonrecurring Fair Value Changes

        The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2013 and 2012:

	Three months ended June 30,
In millions of dollars	2013	2012
Loans held-for-sale	$(63)	$(52)
Other real estate owned	(6)	(11)
Loans(1)	(177)	(138)

Total nonrecurring fair value gains (losses)	$(246)	$(201)

(1)
Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

	Six months ended June 30,
In millions of dollars	2013	2012
Loans held-for-sale	$(63)	$(51)
Other real estate owned	(10)	(19)
Loans(1)	(343)	(677)

Total nonrecurring fair value gains (losses)	$(416)	$(747)

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

	June 30, 2013
			Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.2	$17.7	$4.1	$12.4	$1.2
Federal funds sold and securities borrowed or purchased under agreements to resell	99.0	99.0	—	90.6	8.4
Loans(1)(2)	614.5	605.1	—	4.6	600.5
Other financial assets(2)(3)	257.0	257.0	11.1	182.0	63.9

Liabilities
Deposits	$936.9	$935.1	$—	$759.2	$175.9
Federal funds purchased and securities loaned or sold under agreements to repurchase	97.7	97.7	—	93.1	4.6
Long-term debt(4)	193.8	199.4	—	142.8	56.6
Other financial liabilities(5)	146.9	146.9	—	23.3	123.6

	December 31, 2012
			Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.9	$18.4	$3.0	$14.3	$1.1
Federal funds sold and securities borrowed or purchased under agreements to resell	100.7	100.7	—	94.8	5.9
Loans(1)(2)	621.9	612.2	—	4.2	608.0
Other financial assets(2)(3)	192.8	192.8	11.4	128.3	53.1

Liabilities
Deposits	$929.1	$927.4	$—	$748.7	$178.7
Federal funds purchased and securities loaned or sold under agreements to repurchase	94.5	94.5	—	94.4	0.1
Long-term debt(4)	209.7	215.3	—	177.0	38.3
Other financial liabilities(5)	139.0	139.0	—	31.1	107.9

(1)
The carrying value of loans is net of the Allowance for loan losses of $21.6 billion for June 30, 2013 and $25.5 billion for December 31, 2012. In addition, the carrying values exclude $2.8 billion and $2.8 billion of lease finance receivables at June 30, 2013 and December 31, 2012, respectively.

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

        Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality and market perceptions of value, and as existing assets and liabilities run off and new transactions are entered into. The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $9.4 billion and by $9.7 billion at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the carrying values, net of allowances, exceeded the estimated fair values by $7.1 billion and $2.3 billion for Consumer loans and Corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at June 30, 2013 and December 31, 2012 were liabilities of $4.2 billion and $4.9 billion, respectively, which are substantially classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

22.   FAIR VALUE ELECTIONS

        The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 21 to the Consolidated Financial Statements.

        All servicing rights are recognized initially at fair value. The Company has elected fair value accounting for its mortgage servicing rights. See Note 19 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

        The following table presents, as of June 30, 2013 and December 31, 2012, the fair value of those positions selected for fair value accounting, as well as the changes in fair value gains and losses for the six months ended June 30, 2013 and 2012:

	Fair value at		Changes in fair value gains (losses) for the six months ended June 30,
In millions of dollars	June 30, 2013	December 31, 2012	2013	2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed(1)	$164,166	$160,589	$(468)	$(159)
Trading account assets	11,031	17,206	(168)	673
Investments	200	443	(57)	(19)
Loans
Certain Corporate loans(2)	3,827	4,056	287	35
Certain Consumer loans(2)	1,041	1,231	(67)	(69)

Total loans	$4,868	$5,287	$220	$(34)

Other assets
MSRs	$2,524	$1,942	$416	$(293)
Certain mortgage loans held for sale	5,433	6,879	(28)	254
Certain equity method investments	235	22	(1)	1

Total other assets	$8,192	$8,843	$387	$(38)

Total assets	$188,457	$192,368	$(86)	$423

Liabilities
Interest-bearing deposits	$1,511	$1,447	$128	$(40)
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned(1)	120,512	116,689	73	1
Trading account liabilities	912	1,461	38	(91)
Short-term borrowings	4,493	818	132	88
Long-term debt	27,157	29,764	432	(221)

Total liabilities	$154,585	$150,179	$803	$(263)

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(2)
Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 167 on January 1, 2010.

 Own Debt Valuation Adjustments for Structured Debt

        Own debt valuation adjustments are recognized on Citi's debt liabilities for which the fair value option has been elected using Citi's credit spreads observed in the bond market. The fair value of debt liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these debt liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a gain of $202 million and $270 million for the three months ended June 30, 2013 and 2012, respectively, and a loss of $8 million and $992 million for the six months ended June 30, 2013 and 2012, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

        The following table provides information about certain credit products carried at fair value at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,982	$3,687	$11,658	$3,893
Aggregate unpaid principal balance in excess of (less than) fair value	(21)	(12)	31	(132)
Balance of non-accrual loans or loans more than 90 days past due	120	—	104	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	100	—	85	—

        In addition to the amounts reported above, $2,081 million and $1,891 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2013 and December 31, 2012, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2013 and 2012 due to instrument-specific credit risk totaled to a gain of $2 million and $29 million, respectively.

Certain investments in unallocated precious metals

        Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company's Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts at June 30, 2013 was approximately $984 million and approximately $5.5 billion at December 31, 2012. The amounts are expected to fluctuate based on trading activity in future periods.

        As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi's receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of June 30, 2013, there were approximately $11.7 billion and $6.7 billion notional amount of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

        The following table provides information about certain mortgage loans HFS carried at fair value at June 30, 2013 and December 31, 2012:

In millions of dollars	June 30, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$5,433	$6,879
Aggregate fair value in excess of unpaid principal balance	(11)	390
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2013 and June 30, 2012 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $69 million for the six months ended June 30, 2013 and 2012.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $333 million and $869 million as of June 30, 2013 and December 31, 2012, respectively.

        The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$137	$995	$157	$1,191
Aggregate unpaid principal balance in excess of fair value	344	222	347	293
Balance of non-accrual loans or loans more than 90 days past due	33	125	34	123
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	27	81	36	111

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

        The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at June 30, 2013 and December 31, 2012:

In billions of dollars	June 30, 2013	December 31, 2012
Interest rate linked	$9.0	$9.8
Foreign exchange linked	1.1	0.9
Equity linked	6.4	7.3
Commodity linked	1.6	1.0
Credit linked	3.6	4.7

Total	$21.7	$23.7

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

        The following table provides information about long-term debt carried at fair value, excluding debt issued by consolidated VIEs, at June 30, 2013 and December 31, 2012:

In millions of dollars	June 30, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$26,043	$28,434
Aggregate unpaid principal balance in excess of (less than) fair value	290	(226)

        The following table provides information about short-term borrowings carried at fair value at June 30, 2013 and December 31, 2012:

In millions of dollars	June 30, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$4,493	$818
Aggregate unpaid principal balance in excess of (less than) fair value	28	(232)

23.   GUARANTEES AND COMMITMENTS

        The Company provides a variety of guarantees and indemnifications to Citigroup customers to enhance their credit standing and enable them to complete a wide variety of business transactions. For certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee.

        In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees. The following tables present information about the Company's guarantees at June 30, 2013 and December 31, 2012 (for a discussion of the decrease in the carrying value period-over-period, see "Carrying Value—Guarantees and Indemnifications" below):

	Maximum potential amount of future payments
In billions of dollars at June 30, 2013 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$27.6	$73.2	$100.8	$361.6
Performance guarantees	7.7	4.3	12.0	38.9
Derivative instruments considered to be guarantees	4.8	54.8	59.6	783.6
Loans sold with recourse	—	0.3	0.3	26.0
Securities lending indemnifications(1)	71.5	—	71.5	—
Credit card merchant processing(1)	72.8	—	72.8	—
Custody indemnifications and other	—	32.7	32.7	—

Total	$184.4	$165.3	$349.7	$1,210.1

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

        The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). However, credit derivatives sold by the Company are excluded from the tables above as they are disclosed separately in Note 20 to the Consolidated Financial Statements. In addition, non-credit derivative contracts that are cash settled and for which the Company is unable to assert that it is probable the counterparty held the underlying instrument at the inception of the contract also are excluded from the tables above.

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

        In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims, which are primarily related to whole loan sales to the government-sponsored enterprises (GSEs). The repurchase reserve was $719 million and $1,565 million at June 30, 2013 and December 31, 2012, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet. On June 28, 2013, Citi reached an agreement with Fannie Mae to resolve potential future repurchase claims for breaches of representations and warranties on 3.7 million residential first mortgage loans sold to Fannie Mae that were originated between 2000 and 2012. Citi paid Fannie Mae $968 million under the agreement, substantially all of which was covered by Citi's existing mortgage repurchase reserves as of March 31, 2013.

        The repurchase reserve estimation process for potential residential mortgage whole loan representation and warranty claims is based on various assumptions which are primarily based on Citi's historical repurchase activity with the GSEs. The assumptions used to calculate this repurchase reserve include numerous estimates and judgments, including with respect to certain future events, and thus entail inherent uncertainty. As of June 30, 2013, Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued could be up to $0.2 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management's judgment regarding reasonably possible adverse changes to those assumptions. Citi's estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

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

        The Company's maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At June 30, 2013 and December 31, 2012, this maximum potential exposure was estimated to be $73 billion and $70 billion, respectively.

        However, the Company believes that the maximum exposure is not representative of the actual potential loss exposure based on the Company's historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. The Company assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At June 30, 2013 and December 31, 2012, the losses incurred and the carrying amounts of the Company's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients' assets.

Other guarantees and indemnifications

Credit Card Protection Programs

        The Company, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and the Company's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and certain types of losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. The Company assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2013 and December 31, 2012, the actual and estimated losses incurred and the carrying value of the Company's obligations related to these programs were immaterial.

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

Value-Transfer Networks

        The Company is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member's default on its obligations. The Company's potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN's funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, the Company's participation in VTNs is not reported in the Company's guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2013 or December 31, 2012 for potential obligations that could arise from the Company's involvement with VTN associations.

Long-Term Care Insurance Indemnification

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $5.2 billion at June 30, 2013, compared to $4.9 billion at December 31, 2012) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.

        If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citigroup must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of June 30, 2013 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications

        At June 30, 2013 and December 31, 2012, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.2 billion and $3.2 billion, respectively. The decrease in the carrying value is primarily related to certain derivative instruments where Citigroup obtained additional contract level details during the second quarter of 2013, resulting in some of these contracts no longer being considered guarantees by Citigroup. The carrying value of derivative instruments is included in either Trading account liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities. In addition, at June 30, 2013 and December 31, 2012, Other liabilities on the Consolidated Balance Sheet included an allowance for credit losses of $1.1 billion and $1.1 billion, respectively, relating to letters of credit and unfunded lending commitments.

Collateral

        Cash collateral available to the Company to reimburse losses realized under these guarantees and indemnifications amounted to $46 billion and $39 billion at June 30, 2013 and December 31, 2012, respectively. Securities and other marketable assets held as collateral amounted to $36 billion and $51 billion at June 30, 2013 and December 31, 2012, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of the Company held as collateral amounted to $4.7 billion and $3.4 billion at June 30, 2013 and December 31, 2012, respectively. Other property may also be available to the Company to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

        Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of June 30, 2013 and December 31, 2012. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, the Company believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of June 30, 2013	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$74.6	$16.9	$9.3	$100.8
Performance guarantees	7.0	3.4	1.6	12.0
Derivative instruments deemed to be guarantees	—	—	59.6	59.6
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	71.5	71.5
Credit card merchant processing	—	—	72.8	72.8
Custody indemnifications and other	32.6	0.1	—	32.7

Total	$114.2	$20.4	$215.1	$349.7

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2012	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$80.9	$11.0	$10.2	$102.1
Performance guarantees	7.3	3.0	1.7	12.0
Derivative instruments deemed to be guarantees	—	—	56.7	56.7
Loans sold with recourse	—	—	0.5	0.5
Securities lending indemnifications	—	—	80.4	80.4
Credit card merchant processing	—	—	70.3	70.3
Custody indemnifications and other	30.1	0.1	—	30.2

Total	$118.3	$14.1	$219.8	$352.2

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of June 30, 2013 and December 31, 2012:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2013	December 31, 2012
Commercial and similar letters of credit	$1,630	$6,415	$8,045	$7,311
One- to four-family residential mortgages	4,039	1,500	5,539	3,893
Revolving open-end loans secured by one- to four-family residential properties	14,382	3,090	17,472	18,176
Commercial real estate, construction and land development	2,104	1,434	3,538	3,496
Credit card lines	479,869	140,413	620,282	620,700
Commercial and other consumer loan commitments	134,487	91,228	225,715	228,492
Other commitments and contingencies	1,295	1,605	2,900	2,259

Total	$637,806	$245,685	$883,491	$884,327

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

One- to four-family residential mortgages

        A one- to four-family residential mortgage commitment is a written confirmation from Citigroup to a buyer of a property that the bank will advance the specified sums enabling the buyer to complete the purchase.

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

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $55 billion and $53 billion with an original maturity of less than one year at June 30, 2013 and December 31, 2012, respectively.

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

24. CONTINGENCIES

        The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2012 Annual Report on Form 10-K and Note 23 to the Consolidated Financial Statements of Citigroup's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.

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

        If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At June 30, 2013, Citigroup's estimate was materially unchanged from its estimate of approximately $5 billion at December 31, 2012, as more fully described in Note 28 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.

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

Credit Crisis-Related Litigation and Other Matters

Mortgage-Related Litigation and Other Matters

        Securities Actions:    On August 1, 2013, the United States District Court for the Southern District of New York entered an order finally approving the class action settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9901 (S.D.N.Y.) (Stein, J.).

        On July 23, 2013, the United States District Court for the Southern District of New York held a fairness hearing in IN RE CITIGROUP INC. BOND LITIGATION. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9522 (S.D.N.Y.) (Stein, J.).

        On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL., pursuant to settlement agreements reached by the parties. Additional information relating to these actions is publicly available in court filings under the docket numbers 09 Civ. 8755 (S.D.N.Y.) (Stein, J.) and 12 Civ. 9050 (S.D.N.Y.) (Stein, J.).

        Mortgage-Backed Securities and CDO Investor Actions and Repurchase Claims:    On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties' stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions. Additional information relating to these actions is publicly available in court filings under the docket numbers 11 Civ. 6196, 6188 and 7010 (S.D.N.Y.) (Cote, J.).

        On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs' consolidated third amended complaint, served on May 10, 2013. Additional information relating to this action is publicly available in court filings under the docket number 08 Civ. 8781 (S.D.N.Y.) (Baer, J.).

        As a result of these developments, among others, the aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

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

        As of June 30, 2013, there were 94 civil lawsuits filed by SMEs against CKI. To date, 84 decisions have been rendered at the district court level, and CKI has prevailed in 64 of those decisions. In the other 20 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $28.0 million. CKI is appealing the 20 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.

        Of the 84 cases decided at the district court level, 62 have been appealed to the high court, including the 20 in which an adverse decision was rendered against CKI in the district court. Of the 22 appeals decided at high court level, CKI prevailed in 13 cases, and in the other nine plaintiffs were awarded partial damages, which increased the aggregate damages awarded against CKI by a further $9.8 million. CKI is appealing seven of the adverse decisions to the Korean Supreme Court.

Lehman Brothers Bankruptcy Proceedings

        On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008. Citi is carrying a receivable in Other assets related to the expected recovery under the indemnity based on external counsel's assessment that Citi should prevail in litigation to enforce the indemnity. Additional information relating to this action is publicly available in court filings under the docket number 13 Civ. 3063 (S.D.N.Y.) (Schofield, J.).

Lehman Structured Notes

        On June 19, 2013, the Belgian Supreme Court upheld the May 2012 decision of the Brussels Court of Appeal dismissing all criminal charges against Citibank Belgium and its former employees.

Terra Firma Litigation

        On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013. Additional information relating to this action is publicly available in court filings under the docket numbers 09 Civ. 10459 (S.D.N.Y.) (Rakoff, J.) and 11-0126-cv (2d Cir.).

Credit Default Swaps Matters

        In April 2011, the European Commission (DG Competition) (the EC) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (CDS). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team's preliminary conclusions prior to hearing the dealers' defenses.

        In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (CIDs) on Citigroup concerning potential anticompetitive conduct in the CDS industry. Citigroup has responded to the CIDs and is cooperating with the investigation.

        In addition, putative class action complaints have been filed by various entities against Citigroup, Citigroup Global Markets Inc. and Citibank, N.A., among other defendants, alleging anticompetitive conduct in the CDS industry and asserting various claims under Sections 1 and 2 of the Sherman Act as well as a state law claim for unjust enrichment. Additional information relating to these actions is publicly available in court filings under the docket numbers 1:13-cv-03357 (N.D. Ill.), 1:13-cv-04979 (N.D. Ill.), 1:13-cv-04928 (S.D.N.Y.), 1:13-cv-05413 (N.D. Ill.), and 1:13-cv-05417 (N.D. Ill.).

Interbank Offered Rates—Related Litigation and Other Matters

        Regulatory Actions:    On June 14, 2013, the Monetary Authority of Singapore (MAS) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (SIBOR), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

        Antitrust and Other Litigation:    On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages. Additional information concerning this action is publicly available in court filings under docket number 1:13-cv-4018 (S.D.N.Y.) (Buchwald, J.).

        Six individual actions were filed in federal courts in California, Texas, and Pennsylvania in June and July 2013 against Citigroup and related entities by municipal and state government entities claiming to have suffered losses as a result of purported LIBOR manipulation. These actions generally assert antitrust claims as well as claims under state law theories, and seek compensatory damages, various forms of enhanced damages, attorneys' fees, and injunctive relief. Additional information concerning these actions is publicly available in court filings under docket numbers 3:13-cv-1466 (S.D. Cal.) (Lorenz, J.), 3:13-cv-2921 (N.D. Cal.) (Chesney, J.), 3:13-cv-2979 (N.D. Cal.) (Tigar, J.), 2:13-cv-1476 (E.D. Cal.) (Mueller, J.), 4:13-cv-2149 (S.D. Tex.) (Hoyt, J.), and 2:13-cv-4352 (E.D. Pa.) (Restrepo. J.).

Interchange Fees Litigation

        Numerous merchants, including large national merchants, have objected to or requested exclusion (opted out) from the class settlements, and some of those opting out have filed complaints against Visa, MasterCard, and in some instances one or more issuing banks. One of these suits, 7-ELEVEN, INC., ET AL. V. VISA INC., ET AL., names Citigroup as a defendant. Additional information concerning this action is publicly available in court filings under docket number 1:13-CV-04442 (S.D.N.Y.) (Hellerstein, J.).

Settlement Payments

        Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

*            *            *

        Additional matters asserting claims similar to those described above may be filed in the future.

 LEGAL PROCEEDINGS

        For a discussion of Citigroup's litigation and related matters, see Note 24 to the Consolidated Financial Statements.

 UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities

        None.

Equity Security Repurchases

        The following table summarizes Citigroup's equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended June 30, 2013:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
April 2013
Open market repurchases(1)	0.1	$46.73	$1,197
Employee transactions(2)	—	—	N/A
May 2013
Open market repurchases(1)	0.4	48.98	1,177
Employee transactions(2)	—	—	N/A
June 2013
Open market repurchases(1)	3.3	48.40	1,018
Employee transactions(2)	—	—	N/A

Total	3.8	$48.44	$1,018

(1)
Represents repurchases under the $1.2 billion 2013 common stock repurchase program (2013 Repurchase Program) that was approved by Citigroup's Board of Directors and announced on April 25, 2013. Shares repurchased under the 2013 Repurchase Program are treasury stock. (See "Unregistered Sales of Equity, Purchases of Equity Securities, Dividends—Equity Security Repurchases" in the First Quarter of 2013 Form 10-Q for additional information.)

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi's employee restricted stock program where certain shares are withheld to satisfy tax requirements.

N/A Not applicable

        For so long as the FDIC continues to hold any Citigroup trust preferred securities acquired pursuant to the exchange offers consummated in 2009, Citigroup is, subject to certain exemptions, generally restricted from redeeming or repurchasing any of its equity or trust preferred securities, or paying regular cash dividends in excess of $0.01 per share of common stock per quarter, which restrictions may be waived. The FDIC consented to Citi's 2013 Repurchase Program (as defined above). Any dividend on Citi's outstanding common stock would also be subject to regulatory approval and need to be made in compliance with Citi's obligations to its outstanding preferred stock.

 Exhibits

        See Exhibit Index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2013.

CITIGROUP INC. (Registrant)
By	/s/ JOHN C. GERSPACH John C. Gerspach Chief Financial Officer (Principal Financial Officer)
By	/s/ JEFFREY R. WALSH Jeffrey R. Walsh Controller and Chief Accounting Officer (Principal Accounting Officer)

 EXHIBIT INDEX

3.01	+	Restated Certificate of Incorporation of the Company, as amended, as in effect on the date hereof.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	+	KPMG Preferability letter dated August 2, 2013 regarding Citi's change in the method of accounting for its most significant pension and postretirement benefit plans.
101.01	+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended June 30, 2013, filed on August 2, 2013, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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
  CITIGROUP INCOME
  CITIGROUP REVENUES
  CITICORP
  GLOBAL CONSUMER BANKING
  2Q13 vs. 2Q12
  2Q13 YTD vs. 2Q12 YTD
  EMEA REGIONAL CONSUMER BANKING
  2Q13 vs. 2Q12
  2Q13 YTD vs. 2Q12 YTD
  LATIN AMERICA REGIONAL CONSUMER BANKING
  2Q13 vs. 2Q12
  2Q13 YTD vs. 2Q12 YTD
  2Q13 vs. 2Q12
  2Q13 YTD vs. 2Q12 YTD
  INSTITUTIONAL CLIENTS GROUP
  SECURITIES AND BANKING
  2Q13 vs. 2Q12
  TRANSACTION SERVICES
  2Q13 vs. 2Q12
  2Q13 YTD vs. 2Q12 YTD
  CORPORATE/OTHER
  2Q13 vs. 2Q12
  2Q13 YTD vs. 2Q12 YTD
  CITI HOLDINGS
  BROKERAGE AND ASSET MANAGEMENT
  2Q13 vs. 2Q12
  2Q13 YTD vs. 2Q12 YTD
  LOCAL CONSUMER LENDING
  2Q13 vs. 2Q12
  2Q13 YTD vs. 2Q12 YTD
  SPECIAL ASSET POOL
  2Q13 vs. 2Q12
  2Q13 YTD vs. 2Q12 YTD
  BALANCE SHEET REVIEW
  ASSETS
  Cash and Deposits with Banks
  Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
  Trading Account Assets
  Investments
  Loans
  Other Assets
  LIABILITIES
  Deposits
  Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
  Trading Account Liabilities
  Debt
  Other Liabilities
  SEGMENT BALANCE SHEET AT JUNE 30, 2013(1)
  CAPITAL RESOURCES AND LIQUIDITY
  CAPITAL RESOURCES
  Overview
  Basel III
  Regulatory Capital Standards Developments
  Tangible Common Equity and Tangible Book Value Per Share
  FUNDING AND LIQUIDITY
  Overview
  High Quality Liquid Assets
  Deposits
  Long-Term Debt
  OFF-BALANCE-SHEET ARRANGEMENTS
  Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-Q
  MANAGING GLOBAL RISK
  CREDIT RISK
  Loans Outstanding
  Details of Credit Loss Experience
  Allowance for Loan Losses (continued)
  Non-Accrual Loans and Assets and Renegotiated Loans
  Non-Accrual Loans
  Non-Accrual Loans and Assets (continued)
  Renegotiated Loans
  North America Consumer Mortgage Lending
  Citigroup Residential Mortgages—Representations and Warranties
  North America Cards
  CONSUMER LOAN DETAILS
  Consumer Loan Delinquency Amounts and Ratios
  Consumer Loan Net Credit Losses and Ratios
  CORPORATE CREDIT DETAILS
  Corporate Credit Portfolio
  Portfolio Mix—Geography, Counterparty and Industry
  Credit Risk Mitigation
  Rating of Hedged Exposure
  Industry of Hedged Exposure
  MARKET RISK
  Changes in Interest Rates and Foreign Exchange Rates—Impacts on Accumulated Other Comprehensive Income and Capital
  Price Risk—Trading Portfolios
  INTEREST REVENUE/EXPENSE YIELDS
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
  Taxable Equivalent Basis
  ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)
  ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)
  ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)
  COUNTRY AND CROSS-BORDER RISK
  Country Risk
  Sovereign, Financial Institution and Corporate Exposures
  CROSS-BORDER RISK
  FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT
  CREDIT DERIVATIVES
  June 30, 2013
  December 31, 2012
  INCOME TAXES
  Deferred Tax Assets
  Jurisdiction/Component
  Effective Tax Rate
  Unrecognized Tax Benefits
  DISCLOSURE CONTROLS AND PROCEDURES
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
  CONSOLIDATED BALANCE SHEET (Continued)
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
  CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Principles of Consolidation
  Citibank, N.A.
  Significant Accounting Policies
  ACCOUNTING CHANGES
  Remeasurement of Significant Pension and Postretirement Benefit Plans
  Reclassification out of Accumulated Other Comprehensive Income
  Testing Indefinite-Lived Intangible Assets for Impairment
  Offsetting
  OCC Chapter 7 Bankruptcy Guidance
  Presentation of Comprehensive Income
  Fair Value Measurement
  Deferred Asset Acquisition Costs
  FUTURE APPLICATION OF ACCOUNTING STANDARDS
  Investment Companies
  OIS Benchmark Rate
  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
  Accounting for Financial Instruments—Credit Losses
  Other Potential Amendments to Current Accounting Standards
  Sale of Brazil Credicard business
  Sale of Certain Citi Capital Advisors Business
  Sale of Egg Banking plc Credit Card Business
  Combined Results for Discontinued Operations
  Pension and Postretirement Plans
  Net (Benefit) Expense
  Funded Status and Accumulated Other Comprehensive Income
  Net Amount Recognized
  Plan Assumptions
  Contributions
  Summary of Company Contributions
  Defined Contribution Plans
  Evaluating Investments for Other-Than-Temporary Impairment
  Recognition and Measurement of OTTI
  Investments in Alternative Investment Funds That Calculate Net Asset Value per Share
  Consumer Loans
  Consumer Loan Delinquency and Non-Accrual Details at June 30, 2013
  Consumer Loan Delinquency and Non-Accrual Details at December 31, 2012
  Impaired Consumer Loans
  Impaired Consumer Loans
  Consumer Troubled Debt Restructurings
  Corporate Loans
  Corporate Loan Delinquency and Non-Accrual Details at June 30, 2013
  Corporate Loan Delinquency and Non-Accrual Details at December 31, 2012
  Corporate Loans Credit Quality Indicators at June 30, 2013 and December 31, 2012
  Non-Accrual Corporate Loans
  Corporate Troubled Debt Restructurings
  Allowance for Credit Losses and Investment in Loans
  Goodwill
  Derivative Notionals
  Derivative Mark-to-Market (MTM) Receivables/Payables
  Accounting for Derivative Hedging
  Fair Value Hedges
  Items Measured at Fair Value on a Recurring Basis
  Valuation Techniques and Inputs for Level 3 Fair Value Measurements
  Own Debt Valuation Adjustments for Structured Debt
  The Fair Value Option for Financial Assets and Financial Liabilities
  Credit Crisis-Related Litigation and Other Matters
  LEGAL PROCEEDINGS
  UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS
  Unregistered Sales of Equity Securities
  Equity Security Repurchases
  Exhibits
SIGNATURES
EXHIBIT INDEX