Form 10-Q
period 2013-09-30
CITIGROUP INC
filed 2013-11-01
CIK 831001

Use these links to rapidly review the document
FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common stock outstanding as of September 30, 2013: 3,033,000,777

Available on the web at www.citigroup.com

CITIGROUP INC
THIRD QUARTER 2013—FORM 10-Q

OVERVIEW	5
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
Executive Summary	7
Summary of Selected Financial Data	11
SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES	13
CITICORP	15
Global Consumer Banking	16
North America Regional Consumer Banking	17
EMEA Regional Consumer Banking	19
Latin America Regional Consumer Banking	21
Asia Regional Consumer Banking	23
Institutional Clients Group	25
Securities and Banking	26
Transaction Services	29
Corporate/Other	31
CITI HOLDINGS	32
BALANCE SHEET REVIEW	34
CAPITAL RESOURCES AND LIQUIDITY	38
Capital Resources	38
Funding and Liquidity	47
OFF-BALANCE-SHEET ARRANGEMENTS	55
MANAGING GLOBAL RISK	55
CREDIT RISK	56
Loans Outstanding	56
Details of Credit Loss Experience	57
Non-Accrual Loans and Assets and Renegotiated Loans	59
North America Consumer Mortgage Lending	63
North America Cards	75
Consumer Loan Details	76
Corporate Credit Details	78
MARKET RISK	80
COUNTRYAND CROSS-BORDER RISK	92
Country Risk	92
Cross-Border Risk	100
FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND STRUCTURED DEBT	101
CREDIT DERIVATIVES	102
INCOME TAXES	104
DISCLOSURE CONTROLS AND PROCEDURES	105
DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT	105
FORWARD-LOOKING STATEMENTS	106
FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS	108
CONSOLIDATED FINANCIAL STATEMENTS	109
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	115
LEGAL PROCEEDINGS	244
UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS	245

 CITIGROUP INC.
RISK, CAPITAL AND FUNDING AND LIQUIDITY DISCLOSURES

	Third Quarter 2013 Form 10-Q	2012 Form 10-K
	Page Reference(s)
CAPITAL RESOURCES
Overview	38	41
Current Regulatory Capital Guidelines	38 - 44	41 - 42, 45 - 46
Basel III	41 - 44	43 - 44
Regulatory Capital Standards and Developments	44 - 45	47 - 49
Tangible Common Equity and Tangible Book Value Per Share	46	45
FUNDING AND LIQUIDITY
Overview	47	50
High Quality Liquid Assets	48	50 - 51
Deposits	49	51
Long-Term Debt	49 - 50	52 - 54
Secured Financing Transactions and Short-Term Borrowings	51	54 - 55
Liquidity Management, Measures and Stress Testing	51	55 - 56
Credit Ratings	53 - 54	56 - 57
RISK FACTORS
Regulatory Risks		60 - 63
Market and Economic Risks		63 - 65
Liquidity Risks		65 - 66
Legal Risks		66 - 67
Business and Operational Risks		67 - 71
MANAGING GLOBAL RISK
Risk Management—Overview	55	72
Risk Aggregation and Stress testing		73
Risk Capital		73
CREDIT RISK
Credit Risk Management and Stress Testing		74
Loans Outstanding	56	75
Details of Credit Loss Experience and Allowance for Loan Losses	57 - 58	76 - 77
Non-Accrual Loans and Assets and Renegotiated Loans	59 - 62	78 - 81
North America Consumer Mortgage Lending and Cards	63 - 75	83 - 97
Consumer Loan Details	76 - 77	98 - 99
Corporate Credit Details	78 - 79	100 - 101
MARKET RISK(1)
Market Risk Management and Stress Testing		102
Price Risk—Non-Trading Portfolios	80 - 81	102 - 103
Price Risk—Trading Portfolios	82 - 83	104 - 106
OPERATIONAL RISK
Operational Risk Management and Stress Testing		112
COUNTRY AND CROSS-BORDER RISK
Country Risk	92 - 99	113 - 119
Cross-Border Risk	100	120 - 122

(1)
For further information regarding market risk and related metrics, refer to Citi's Basel II.5 market risk disclosures on its Investor Relations website (www.citigroup.com/citi/investor/reg.htm).

THIS PAGE INTENTIONALLY LEFT BLANK

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

        Citigroup currently operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of Citi's Global Consumer Banking businesses and Institutional Clients Group; and Citi Holdings. For a further description of the business segments and the products and services they provide, see "Citigroup Segments" below, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements.

        Throughout this report, "Citigroup," "Citi" and "the Company" refer to Citigroup Inc. and its consolidated subsidiaries.

        This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2013 (2012 Annual Report on Form 10-K) and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 filed with the SEC on May 3, 2013 (First Quarter of 2013 Form 10-Q) and August 2, 2013 (Second Quarter of 2013 Form 10-Q), respectively. Additional information about Citigroup is available on Citi's website at www.citigroup.com. Citigroup's recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through Citi's website by clicking on the "Investors" page and selecting "All SEC Filings." The SEC's website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.

        Within this Form 10-Q, please refer to the tables of contents on pages 2, 3 and 108 for page references to Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, respectively.

        Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation. For information on certain recent such reclassifications, see Citi's Forms 8-K furnished to the SEC on April 5, 2013 and June 28, 2013.

 As described above, Citigroup is managed pursuant to the following segments:

        The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2013 Summary Results

        Citi's results for the third quarter of 2013 reflected a challenging operating environment, including a slow-down in market activity within Securities and Banking due to macroeconomic uncertainties, including potential changes in U.S. government monetary policy, slowing economic growth, particularly in the emerging markets, and, as expected, significantly lower mortgage origination volumes in North America. Citi's results also continued to be negatively impacted by ongoing spread compression(1) globally, impacting its Global Consumer Banking (GCB) and Transaction Services businesses, as well as continued regulatory changes in certain of its GCB markets. Citi expects these factors will continue to negatively affect the operating environment during the remainder of 2013, and thus its results of operations.

        Legal and related expenses remained elevated as Citi continues to work through its "legacy" legal issues within Citi Holdings. Legal and related expenses are likely to remain elevated and somewhat volatile as Citi works through these challenges, although Citi was able to resolve an additional portion of its legacy representation and warranty issues during the third quarter of 2013, with its announced agreement with Freddie Mac (see "Managing Global Risk—Credit Risk—Citigroup—Residential Mortgages—Representations and Warranties" below).

Citigroup

        Citigroup reported third quarter of 2013 net income of $3.2 billion, or $1.00 per diluted share, compared to $468 million, or $0.15 per diluted share, in the third quarter of 2012. Results for the third quarter of 2013 included a negative credit valuation adjustment (CVA) on derivatives (counterparty and own-credit), net of hedges, and debt valuation adjustment (DVA) on Citi's fair value option debt of $336 million ($208 million after-tax), compared to negative $776 million ($485 million after-tax) in the third quarter of 2012, reflecting the tightening of Citi's credit spreads. Results in the third quarter of 2013 also included a $176 million tax benefit, compared to a $582 million tax benefit in the prior-year period, each of which related to the resolution of certain tax audit items and were recorded in Corporate/Other. Third quarter of 2012 results also included a pre-tax loss of $4.7 billion ($2.9 billion after-tax) related to the Morgan Stanley Smith Barney joint venture (MSSB).(2)

        Excluding CVA/DVA and the tax benefit in both periods as well as the third quarter of 2012 MSSB loss,(3) Citigroup net income remained unchanged as compared to the prior-year period at $3.3 billion, as lower operating expenses and lower credit costs were offset by lower revenues and a higher tax rate (30% in the third quarter of 2013 as compared to a 26% tax rate on a comparable basis in the prior-year period). Earnings per share of $1.02 decreased 4% compared to $1.06 in the prior-year period, including the impact of higher preferred dividends in the third quarter of 2013 ($110 million in the third quarter of 2013, compared to $4 million in the third quarter of 2012).

        Citi's revenues, net of interest expense, were $17.9 billion in the third quarter of 2013, up 30% versus the prior-year period. Excluding CVA/DVA and the third quarter of 2012 MSSB loss, revenues were $18.2 billion, down 5% compared to the prior-year period, as revenues in Citicorp declined by 7% but Citi Holdings revenues increased by 28%. Net interest revenues of $11.5 billion were 2% lower than the prior-year period, as declines in Citicorp, driven by the ongoing impact of spread compression and the impact of foreign exchange translation into U.S. dollars for reporting purposes (as used throughout this report, FX translation),(4) were partially offset by an increase in Citi Holdings. Non-interest revenues were $6.4 billion, up $4.4 billion from the prior-year period, driven by the absence of the third quarter of 2012 MSSB loss. Excluding CVA/DVA in both periods and the third quarter of 2012 MSSB loss, non-interest revenues of $6.7 billion were 10% lower than the prior-year period, mostly reflecting lower revenues in GCB and Securities and Banking.

Operating Expenses

        Citigroup operating expenses decreased 4% versus the prior-year period to $11.7 billion. Citi incurred legal and related expenses of $677 million (compared to $529 million in the prior-year period), primarily in Citi Holdings, and repositioning charges of $133 million in the third quarter of 2013 (compared to $95 million in the prior-year period), primarily in Citicorp. Excluding legal and related expenses, repositioning charges and the impact of FX translation, Citi's operating expenses were $10.8 billion, a 4% reduction versus the prior-year period. This expense decline reflected repositioning savings as well as lower performance-based compensation and lower transaction costs reflecting the challenging revenue environment in the quarter.

        Citicorp's expenses were $10.3 billion, down 6% from the prior-year period, primarily reflecting ongoing expense control initiatives, lower performance-based compensation, lower legal and related expenses and the impact of FX translation. Citicorp legal and related expenses were $84 million in the third quarter of 2013, compared to $279 million in the prior-year period.

        Citi Holdings operating expenses increased 16% from the prior-year period to $1.4 billion, principally due to the higher

(1)
As used throughout this report, spread compression refers to the reduction in net interest revenue as a percentage of loans or deposits, as applicable, as driven by either lower yields on interest-earning assets or higher costs to fund such assets (or a combination thereof).

(2)
The MSSB loss consisted of (i) a pre-tax loss on Citigroup's sale of a 14% interest in MSSB to Morgan Stanley of $1.4 billion pre-tax ($800 million after-tax) and (ii) an other-than-temporary impairment of the carrying value of Citigroup's then-remaining 35% interest in MSSB of $3.3 billion pre-tax ($2.1 billion after-tax).

(3)
Citigroup's results of operations, excluding the impact of CVA/DVA, the tax benefits and the MSSB loss, are non-GAAP financial measures. Citi believes the presentation of its results of operations excluding these items provides a more meaningful depiction of the underlying fundamentals of its businesses.

(4)
FX translation decreased both reported revenues and operating expenses by approximately $200 million in the third quarter of 2013 as compared to the prior-year period. For the impact of FX translation on third quarter of 2013 results of operations for each of EMEA Regional Consumer Banking (RCB), Latin America RCB, Asia RCB and Transaction Services, see the table accompanying the discussion of each respective business' results of operations below.

legacy legal and related expenses. Citi Holdings legal and related expenses were $593 million in the third quarter of 2013, compared to $250 million in the prior-year period. Excluding legal and related costs, Citi Holdings operating expenses declined 16% versus the prior-year period.

Credit Costs and Loan Loss Reserve Positions

        Citi's credit performance remained favorable in the third quarter of 2013. Total provisions for credit losses and for benefits and claims of $2.0 billion declined 25% from the prior-year period. Net credit losses of $2.4 billion were down 38% from the third quarter of 2012. Consumer net credit losses declined 38% to $2.3 billion. Citigroup's Consumer net credit losses in the third quarter 2012 included approximately $635 million of incremental mortgage charge-offs required by OCC guidance regarding the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy, recorded in Citi Holdings. These incremental charge-offs were substantially offset by a related reserve release of approximately $600 million. Excluding these incremental charge-offs, Citi's Consumer net credit losses declined 26%, principally reflecting improvements in North America mortgages in Citi Holdings. Corporate net credit losses were $96 million in the third quarter of 2013, compared to $117 million in the prior-year period.

        The net release of allowance for loan losses and unfunded lending commitments was $675 million in the third quarter of 2013, 55% lower than the prior-year period which included the loan loss reserve release in Citi Holdings relating to the previously mentioned impact of OCC guidance. Excluding this incremental reserve release in the third quarter of 2012, Citi's net loan loss reserve release in the third quarter of 2013 decreased by 25% from the prior-year period.

        The $675 million net release in the third quarter of 2013 reflected a $737 million net reserve release in Consumer, partially offset by a $62 million net reserve build in Corporate. Of the $675 million net reserve release, $679 million was attributable to Citi Holdings. Within Citi Holdings, $725 million of the reserve release related to North America mortgages, including an approximate $300 million release driven by continued improvement in delinquencies and home prices, partially offset by losses on asset sales. Citicorp recorded a reserve build of $4 million, compared to a reserve release of $689 million in the prior-year period, primarily reflecting a lower reserve release in North America RCB, due to a continued reduction in North America cards releases, as well as reserve builds in Latin America RCB and in Securities and Banking (for additional information, see the discussion of each business' results of operations below).

        Citigroup's total allowance for loan losses was $20.6 billion at quarter end, or 3.2% of total loans, compared to $25.9 billion, or 4.0%, at the end of the prior-year period. The decline in the total allowance for loan losses reflected asset sales, lower non-accrual loans, and overall continued improvement in the credit quality of Citi's loan portfolios.

        The Consumer allowance for loan losses was $17.9 billion, or 4.6% of total Consumer loans, at quarter end, compared to $23.1 billion, or 5.7% of total loans, at September 30, 2012. Total non-accrual assets decreased 23% to $9.8 billion as compared to September 30, 2012. Corporate non-accrual loans declined 10% to $2.2 billion, and Consumer non-accrual loans declined 26%, to $7.2 billion, each versus the prior-year period.

Capital

        Citi continued to grow its regulatory capital during the third quarter of 2013, primarily through net income and continued utilization of its deferred tax assets (DTAs) (for additional information on Citi's DTAs, see "Income Taxes" below). Citigroup's Basel I Tier 1 Capital and Tier 1 Common ratios were 13.6% and 12.7% as of September 30, 2013, compared to 13.2% and 12.2%, respectively, at June 30, 2013. Citi's estimated Tier 1 Common ratio under Basel III was 10.5% at the end of the third quarter of 2013, up from an estimated 10.0% at June 30, 2013, calculated based on the "advanced approaches" for determining total risk-weighted assets under the final U.S. Basel III rules and proposed U.S. Basel III rules, respectively. Citi's estimated Basel III Supplementary Leverage Ratio for the third quarter of 2013 was 5.1%, compared to 4.9% at June 30, 2013.(5)

Citicorp(6)

        Citicorp net income decreased 17% from the prior-year period to $3.3 billion. CVA/DVA in Securities and Banking was a negative $332 million (negative $206 million after-tax), compared to a negative $799 million (negative $499 million after-tax) in the prior-year period. Excluding CVA/DVA and the tax benefits described above in both periods, Citicorp net income decreased 15% from the prior-year period to $3.4 billion, driven by lower revenues and a lower loan loss reserve release, partially offset by the lower operating expenses and lower net credit losses.

        Citicorp revenues, net of interest expense, were $16.6 billion in the third quarter of 2013, down 4% versus the prior-year period. Excluding CVA/DVA, Citicorp revenues were $17.0 billion in the quarter, down 7% from the prior-year period, driven by declines in Global Consumer Banking and Securities and Banking revenues, while Transaction Services revenues were unchanged.

        Global Consumer Banking revenues were $9.2 billion in the third quarter of 2013, a decline of 7% versus the prior-year period. North America RCB revenues of $4.7 billion declined 12% from the prior-year period, driven by a 35% decline in retail banking revenues with total cards revenues (Citi-branded cards and Citi retail services) remaining unchanged. The decline in retail banking revenues primarily reflected the lower mortgage origination revenues as well as the impact of ongoing spread compression, partially offset by 8% growth in average deposits and 4% growth in average loans versus the prior-year period. With respect to cards, improved net interest spreads were offset by continued lower average balances. Citi-branded cards revenues were unchanged at $2.1 billion, as a 4% decline in average cards loans was offset by continued improvement in net interest spreads. Citi retail services revenues declined 1% to $1.5 billion, reflecting the continued negative impact of higher

(5)
Citi's estimated Basel III Tier 1 Common ratio and estimated Basel III Supplementary Leverage ratio as of September 30, 2013 are calculated under the final U.S. Basel III rules whereas these ratios as of June 30, 2013 are based on the proposed U.S. Basel III Rules (Basel III NPR). Citi's estimated Basel III Tier 1 Common ratio, Supplementary Leverage ratio and certain related components are non-GAAP financial measures. For additional information on these measures, see "Capital Resources and Liquidity—Capital Resources" below.

(6)
Citicorp includes Citi's three operating businesses—Global Consumer Banking, Securities and Banking and Transaction Services—as well as Corporate/Other. See "Citicorp" below for additional information on the results of operations for each of the businesses in Citicorp.

contractual partner share payments due to the impact of improving credit trends. Total card purchase sales increased 3% versus the prior-year period.

        International GCB revenues (consisting of Asia RCB, Latin America RCB and EMEA RCB) declined 1% versus the prior-year period. Excluding the impact of FX translation, international GCB revenues grew 2%, driven by 6% revenue growth in Latin America RCB as volume growth offset the impact of spread compression. Growth in Latin America RCB was partially offset by a 3% decline in EMEA RCB, reflecting the previously-announced market exits over the past year, and a 2% decline in Asia RCB. In Asia RCB, the decline in revenues was driven by spread compression as well as the continued impact of regulatory changes in certain countries, most significantly Korea. Citi expects these factors to negatively impact revenues in Asia RCB throughout 2014. Despite these headwinds, most underlying business metrics showed continued momentum in the third quarter of 2013. International GCB average retail loans increased 6% versus the prior-year period, investment sales grew 1%, average card loans(7) grew 1%, and card purchase sales(7) grew 8%, all excluding the impact of FX translation.

        Securities and Banking revenues were $4.7 billion in the third quarter of 2013, down 2% from the prior-year period. Excluding CVA/DVA,(8)Securities and Banking revenues of $5.1 billion decreased 10% from the prior-year period, driven principally by declines in fixed income markets and investment banking revenues. Citi expects Securities and Banking results of operations will likely continue to reflect the overall market environment.

        Fixed income markets revenues of $2.8 billion, excluding CVA/DVA, decreased 26% from the prior-year period reflecting lower volumes and the impact of the uncertain macroeconomic environment. Sequentially, fixed income markets revenues declined 17%, reflecting the slowdown in market activity given the uncertain macroeconomic environment as well as Citi's actions to reduce risk given increased volatility in the emerging markets. Equity markets revenues of $710 million, excluding CVA/DVA, increased 36% from the prior-year period, reflecting market share gains as well as improved derivatives trading performance. Sequentially, equity market revenues declined 25% as cash equity revenues generally declined in line with overall market volumes and trading performance was weaker in derivatives.

        Investment banking revenues declined 10% from the prior-year period to $839 million, reflecting challenging overall market conditions in the current quarter, driven primarily by declines in debt underwriting and advisory revenues, partially offset by growth in equity underwriting. Private Bank revenues of $614 million, excluding CVA/DVA, increased 1% from the prior-year period, driven by investment products, but were down 5% sequentially primarily due to lower capital markets activity. Lending revenues increased to $230 million from $167 million in the prior-year period, reflecting $147 million of mark-to-market losses on hedges related to accrual loans as credit spreads tightened less significantly during the third quarter of 2013 (compared to a $252 million loss in the prior-year period). Excluding the mark-to-market impact of hedges related to accrual loans, core lending revenues declined 10% to $377 million versus the prior-year period, primarily driven by lower volumes.

        Transaction Services revenues were $2.6 billion, unchanged compared to the prior-year period. Excluding the impact of FX translation, Transaction Services revenues increased 2% versus the prior-year period, as fee income growth was partially offset by a decline in net interest revenues driven by continued spread compression. Treasury and Trade Solutions and Securities and Fund Services revenues were each unchanged on a reported basis as compared to the prior-year period. Excluding the impact of FX translation, Treasury and Trade Solutions revenues increased 1%, as volume and fee growth was partially offset by the ongoing impact of spread compression globally. Securities and Fund Services revenues increased 3% excluding the impact of FX translation, as higher settlement volumes and fees were partially offset by lower net interest spreads. Despite the continued negative impact of spread compression on revenues in Transaction Services, underlying volumes continued to grow, with average deposits and other customer liability balances up 4% and assets under custody up 9%, each versus the prior-year period.

        Citicorp end of period loans increased 5% from the prior-year period to $561 billion,(7) with 3% growth in Consumer loans, including the impact of adding approximately $7 billion of loans related to the previously-announced acquisition of Best Buy's U.S. credit card portfolio in the third quarter of 2013, and 8% growth in Corporate loans, including the impact of adding approximately $7 billion of previously unconsolidated assets in the second quarter of 2013, as previously disclosed.

Citi Holdings

        During the third quarter of 2013, Citi continued to make progress on its goal of reducing the negative impact of Citi Holdings on Citi's overall results of operations. Citi Holdings net loss was $104 million in the third quarter of 2013, compared to a net loss of $3.6 billion in the third quarter of 2012. Excluding CVA/DVA(9) as well as the third quarter of 2012 MSSB loss, Citi Holdings net loss decreased to $102 million compared to a net loss of $670 million in the prior-year period, as higher revenues and lower net credit losses were partially offset by higher operating expenses and lower loan loss reserve release. While the net loss in Citi Holdings continued to improve during the current quarter, Citi expects the results of operations for Citi Holdings could fluctuate going forward, based on episodic gains or losses resulting from the continued wind down of the assets, the volatility of legal and related expenses and the likely absence of the third quarter of 2013 loan loss reserve release related to improved delinquencies and home prices.

        Citi Holdings revenues increased by $4.9 billion to $1.3 billion from the prior-year period. Excluding CVA/DVA and the third quarter of 2012 MSSB loss, Citi Holdings revenues increased 28% to $1.3 billion versus the prior-year period, mostly driven by the absence of residential mortgage repurchase reserve builds for representation and warranty claims in the third quarter of 2013. Net interest revenues increased 14% to $776

(7)
Adjusted to exclude Credicard loans of $3.2 billion in third quarter of 2012; Credicard was moved to discontinued operations in Corporate/Other as of the second quarter of 2013. For additional information, see Note 2 to the Consolidated Financial Statements.

(8)
For the summary of CVA/DVA by business within Securities and Banking for the third quarter of 2013 and comparable periods, see "Citicorp—Institutional Clients Group" below.

(9)
CVA/DVA in Citi Holdings was negative $4 million in the third quarter of 2013, compared to $23 million in the prior-year period.

million versus the prior-year period due to lower funding costs. Non-interest revenues, excluding CVA/DVA as well as the third quarter of 2012 MSSB loss, increased 59% from the prior-year period to $480 million due to the absence of the residential mortgage repurchase reserve build.

        Citi Holdings end of period assets declined 29% from the prior-year period to $122 billion at the end of the third quarter of 2013 (for additional information on the components of the asset decline during the current quarter, see "Citi Holdings" below). At the end of the quarter, Citi Holdings assets comprised approximately 6% of total Citigroup GAAP assets, 11% of risk-weighted assets (as defined under current regulatory guidelines), and 19% of estimated risk-weighted assets under Basel III (calculated based on the advanced approaches for determining total risk-weighted assets under the final U.S. Basel III rules).

RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA—Page 1

Citigroup Inc. and Consolidated Subsidiaries
	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except per-share amounts and ratios	2013	2012		2013	2012
Net interest revenue	$11,511	$11,711	(2)%	$34,823	$34,770	—%
Non-interest revenue	6,369	1,992	NM	23,763	16,441	45

Total revenues, net of interest expense	$17,880	$13,703	30%	$58,586	$51,211	14%
Operating expenses	11,655	12,092	(4)	36,062	36,265	(1)
Provisions for credit losses and for benefits and claims	1,959	2,620	(25)	6,442	8,216	(22)

Income from continuing operations before income taxes	$4,266	$(1,009)	NM	$16,082	$6,730	NM
Income taxes	1,080	(1,494)	NM	4,777	221	NM

Income from continuing operations	$3,186	$485	NM	$11,305	$6,509	74%
Income (loss) from discontinued operations, net of taxes(1)	92	8	NM	89	27	NM

Net income before attribution of noncontrolling interests	$3,278	$493	NM	$11,394	$6,536	74%
Net income attributable to noncontrolling interests	51	25	NM	177	191	(7)

Citigroup's net income	$3,227	$468	NM	$11,217	$6,345	77%

Less:
Preferred dividends—Basic	$110	$4	NM	$123	$17	NM
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	61	11	NM	217	138	57%

Income allocated to unrestricted common shareholders for Basic EPS	$3,056	$453	NM	$10,877	$6,190	76%
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to diluted EPS	—	2	NM	2	10	NM

Income allocated to unrestricted common shareholders for diluted EPS	$3,056	$455	NM	$10,879	$6,200	75%
Earnings per share
Basic
Income from continuing operations	0.98	0.15	NM	3.55	2.11	68
Net income	1.01	0.15	NM	3.58	2.12	69

Diluted
Income from continuing operations	$0.98	$0.15	NM	$3.55	$2.05	73%
Net income	1.00	0.15	NM	3.57	2.06	73
Dividends declared per common share	0.01	0.01	—%	0.03	0.03	—

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—Page 2

Citigroup Inc. and Consolidated Subsidiaries
	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except per-share amounts, ratios and direct staff	2013	2012		2013	2012
At September 30:
Total assets	$1,899,511	$1,931,346	(2)%
Total deposits	955,460	944,644	1
Long-term debt	221,593	271,862	(18)
Citigroup common stockholders' equity	195,603	186,465	5
Total Citigroup stockholders' equity	200,846	186,777	8
Direct staff (in thousands)	252	262	(4)

Ratios
Return on average assets	0.69%	0.10%		0.80%	.044%
Return on average common stockholders' equity(3)	6.42%	0.99%		7.83%	4.62%
Return on average total stockholders' equity(3)	6.48%	1.00%		7.70%	4.63%
Efficiency ratio	65%	88%		62%	71%

Tier 1 Common(4)(5)	12.68%	12.73%
Tier 1 Capital(5)	13.64%	13.92%
Total Capital(5)	16.68%	17.12%
Leverage(6)	8.13%	7.39%

Citigroup common stockholders' equity to assets	10.30%	9.65%
Total Citigroup stockholders' equity to assets	10.57	9.67
Dividend payout ratio(2)	1.0	6.7
Book value per common share	$64.49	$63.59	1
Ratio of earnings to fixed charges and preferred stock dividends	2.02x	0.80x		2.25x	1.41x

(1)
Discontinued operations for 2013 and 2012 includes the announced sale of Citi's Brazil Credicard business and the sale of the Egg Banking PLC credit card business. Discontinued operations in 2013 also includes the carve-out of Citi's liquid strategies business within Citi Capital Advisors. Discontinued operations in 2013 and 2012 also reflect the sale of the Egg Banking PLC credit card business. Discontinued operations in the third quarter of 2013 also includes the tax benefit related to the conclusion of the audit of Citi's Consumer German tax group. For additional information, see "Income Taxes" and Note 2 to the Consolidated Financial Statements.

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

(5)
Third quarter of 2013 Basel I capital ratios reflect the final (revised) U.S. market risk capital rules (Basel II.5) that were effective on January 1, 2013.

(6)
The leverage ratio represents Tier 1 Capital divided by quarterly adjusted average total assets.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES

        The following tables show the income (loss) and revenues for Citigroup on a segment and business view:

CITIGROUP INCOME

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2013	2012		2013	2012
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$932	$1,277	(27)%	$3,169	$3,748	(15)%
EMEA	19	6	NM	54	6	NM
Latin America	289	374	(23)	1,040	1,084	(4)
Asia	386	450	(14)	1,235	1,400	(12)

Total	$1,626	$2,107	(23)%	$5,498	$6,238	(12)%

Securities and Banking
North America	$420	$292	44%	$2,421	$1,028	NM
EMEA	133	348	(62)	1,365	1,227	11
Latin America	257	352	(27)	919	985	(7)
Asia	193	193	—	1,035	756	37

Total	$1,003	$1,185	(15)%	$5,740	$3,996	44%

Transaction Services
North America	$113	$120	(6)%	$403	$368	10%
EMEA	255	268	(5)	707	885	(20)
Latin America	173	154	12	516	509	1
Asia	251	280	(10)	744	846	(12)

Total	$792	$822	(4)%	$2,370	$2,608	(9)%

Institutional Clients Group	$1,795	$2,007	(11)%	$8,110	$6,604	23%

Corporate/Other	$(137)	$(76)	(80)%	$(847)	$(854)	1%

Total Citicorp	$3,284	$4,038	(19)%	$12,761	$11,988	6%

Citi Holdings	$(98)	$(3,553)	97%	$(1,456)	$(5,479)	73%

Income from continuing operations	$3,186	$485	NM	$11,305	$6,509	74%

Discontinued operations	$92	$8	NM	$89	$27	NM
Net income attributable to noncontrolling interests	51	25	NM	177	191	(7)

Citigroup's net income	$3,227	$468	NM	$11,217	$6,345	77%

NM Not meaningful

 CITIGROUP REVENUES

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2013	2012		2013	2012
CITICORP
Global Consumer Banking
North America	$4,738	$5,368	(12)%	$14,900	$15,636	(5)%
EMEA	359	374	(4)	1,091	1,101	(1)
Latin America	2,276	2,190	4	6,914	6,473	7
Asia	1,862	1,983	(6)	5,790	5,933	(2)

Total	$9,235	$9,915	(7)%	$28,695	$29,143	(2)%

Securities and Banking
North America	$1,835	$1,533	20%	$7,404	$4,992	48%
EMEA	1,268	1,517	(16)	5,307	5,088	4
Latin America	640	780	(18)	2,157	2,233	(3)
Asia	1,006	1,017	(1)	3,700	3,347	11

Total	$4,749	$4,847	(2)%	$18,568	$15,660	19%

Transaction Services
North America	$614	$619	(1)%	$1,907	$1,921	(1)%
EMEA	873	844	3	2,655	2,625	1
Latin America	447	442	1	1,361	1,330	2
Asia	679	714	(5)	2,028	2,215	(8)

Total	$2,613	$2,619	—%	$7,951	$8,091	(2)%

Institutional Clients Group	$7,362	$7,466	(1)%	$26,519	$23,751	12%

Corporate/Other	$31	$1	NM	$127	$176	(28)%

Total Citicorp	$16,628	$17,382	(4)%	$55,341	$53,070	4%

Citi Holdings	$1,252	$(3,679)	NM	$3,245	$(1,859)	NM

Total Citigroup net revenues	$17,880	$13,703	30%	$58,586	$51,211	14%

NM Not meaningful

CITICORP

        Citicorp is Citigroup's global bank for consumers and businesses and represents Citi's core franchises. Citicorp is focused on providing best-in-class products and services to customers and leveraging Citigroup's unparalleled global network, including many of the world's emerging economies. Citicorp is physically present in approximately 100 countries, many for over 100 years, and offers services in over 160 countries and jurisdictions. Citi believes this global network provides a strong foundation for servicing the broad financial services needs of its large multinational clients and for meeting the needs of retail, private banking, commercial, public sector and institutional clients around the world. At September 30, 2013, Citicorp had approximately $1.8 trillion of assets and $914 billion of deposits, representing 94% of Citi's total assets and 96% of Citi's total deposits, respectively.

        Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of Regional Consumer Banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services). Citicorp also includes Corporate/Other.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$10,735	$11,031	(3)%	$32,510	$32,786	(1)%
Non-interest revenue	5,893	6,351	(7)	22,831	20,284	13

Total revenues, net of interest expense	$16,628	$17,382	(4)%	$55,341	$53,070	4%

Provisions for credit losses and for benefits and claims
Net credit losses	$1,795	$2,090	(14)%	$5,581	$6,376	(12)%
Credit reserve build (release)	(104)	(664)	84	(722)	(2,029)	64

Provision for loan losses	$1,691	$1,426	19%	$4,859	$4,347	12%
Provision for benefits and claims	51	65	(22)	160	172	(7)
Provision (release) for unfunded lending commitments	108	(25)	NM	116	(11)	NM

Total provisions for credit losses and for benefits and claims	$1,850	$1,466	26%	$5,135	$4,508	14%

Total operating expenses	$10,275	$10,905	(6)%	$31,633	$32,626	(3)%

Income from continuing operations before taxes	$4,503	$5,011	(10)%	$18,573	$15,936	17%
Provisions for income taxes	1,219	973	25	5,812	3,948	47

Income from continuing operations	$3,284	$4,038	(19)%	$12,761	$11,988	6%
Income (loss) from discontinued operations, net of taxes	92	8	NM	89	27	NM
Noncontrolling interests	45	25	80	165	188	(12)

Net income	$3,331	$4,021	(17)%	$12,685	$11,827	7

Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,778	$1,760	1%
Average assets	1,729	1,725	—	$1,738	$1,709	2%
Return on average assets	0.76%	0.93%		0.98%	0.93%
Efficiency ratio (Operating expenses/Total revenues)	62%	63%		57%	61%
Total EOP loans	561	537	5
Total EOP deposits	914	878	4

NM Not meaningful

 GLOBAL CONSUMER BANKING

        Global Consumer Banking (GCB) consists of Citigroup's four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with approximately 3,777 branches in 36 countries around the world as of September 30, 2013.

        For the quarter ended September 30, 2013, GCB had $391 billion of average assets and $324 billion of average deposits. Citi's strategy is to focus on the top 150 cities globally that it believes have the highest growth potential in consumer banking. Consistent with this strategy, as announced in the fourth quarter of 2012 as part of its repositioning efforts, Citi intends to optimize its branch footprint and further concentrate its presence in major metropolitan areas. As of September 30, 2013, Citi had consumer banking operations in approximately 120, or 80%, of these cities.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$7,106	$7,204	(1)%	$21,349	$21,378	0%
Non-interest revenue	2,129	2,711	(21)	7,346	7,765	(5)

Total revenues, net of interest expense	$9,235	$9,915	(7)%	$28,695	$29,143	(2)%

Total operating expenses	$5,048	$5,271	(4)%	$15,388	$15,534	(1)%

Net credit losses	$1,730	$1,948	(11)%	$5,424	$6,168	(12)%
Credit reserve build (release)	(85)	(515)	83	(662)	(2,024)	67
Provisions (release) for unfunded lending commitments	15	1	NM	39	—	—
Provision for benefits and claims	51	65	(22)	160	173	(8)

Provisions for credit losses and for benefits and claims	$1,711	$1,499	14%	$4,961	$4,317	15%

Income from continuing operations before taxes	$2,476	$3,145	(21)%	$8,346	$9,292	(10)%
Income taxes	850	1,038	(18)	2,848	3,054	(7)

Income from continuing operations	$1,626	$2,107	(23)%	$5,498	$6,238	(12)%
Noncontrolling interests	4	3	33	15	3	NM

Net income	$1,622	$2,104	(23)%	$5,483	$6,235	(12)%

Balance Sheet data (in billions of dollars)
Average assets	$391	$389	1%	$394	$386	2%
Return on assets	1.65%	2.17%		1.87%	2.18%
Efficiency ratio	55%	53%		54%	53%
Total EOP assets	401	395	2
Average deposits	324	324	—	327	320	2
Net credit losses as a percentage of average loans	2.40%	2.74%		2.55%	2.92%

Revenue by business
Retail banking	$3,931	$4,625	(15)%	$13,001	$13,604	(4)%
Cards(1)	5,304	5,290	—	15,694	15,539	1

Total	$9,235	$9,915	(7)%	$28,695	$29,143	(2)%

Income from continuing operations by business
Retail banking	$313	$802	(61)%	$1,762	$2,438	(28)%
Cards(1)	1,313	1,305	1	3,736	3,800	(2)

Total	$1,626	$2,107	23%	$5,498	$6,238	(12)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$9,235	$9,915	(7)%	$28,695	$29,143	(2)%
Impact of FX translation(2)	—	(130)		—	(135)

Total revenues—ex-FX	$9,235	$9,785	(6)%	$28,695	$29,008	(1)%

Total operating expenses—as reported	$5,048	$5,271	(4)%	$15,388	$15,534	(1)%
Impact of FX translation(2)	—	(89)		—	(147)

Total operating expenses—ex-FX	$5,048	$5,182	(3)%	$15,388	$15,387	—%

Total provisions for LLR & PBC—as reported	$1,711	$1,499	14%	$4,961	$4,317	15%
Impact of FX translation(2)	—	(22)		—	(13)

Total provisions for LLR & PBC—ex-FX	$1,711	$1,477	16%	$4,961	$4,304	15%

Net income—as reported	$1,622	$2,104	(23)%	$5,483	$6,235	(12)%
Impact of FX translation(2)	—	(15)		—	12

Net income—ex-FX	$1,622	$2,089	(22)%	$5,483	$6,247	(12)%

(1)
Includes both Citi-branded cards and Citi retail services.

(2)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2013 exchange rates for all periods presented.

NM Not meaningful

 NORTH AMERICA REGIONAL CONSUMER BANKING

        North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small to mid-size businesses in the U.S. NA RCB's approximately 983 retail bank branches as of September 30, 2013 are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, Dallas, Houston, San Antonio and Austin.

        At September 30, 2013, NA RCB had approximately 12.1 million customer accounts, $43.2 billion of retail banking loans and $168.6 billion of deposits. In addition, NA RCB had approximately 113.5 million Citi-branded and Citi retail services credit card accounts, with $111.8 billion in outstanding card loan balances, including approximately 13 million credit card accounts and $7 billion of loans added in September 2013 as a result of the previously-announced acquisition of Best Buy's U.S. credit card portfolio.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$4,137	$4,149	—%	$12,354	$12,245	1%
Non-interest revenue	601	1,219	(51)	2,546	3,391	(25)

Total revenues, net of interest expense	$4,738	$5,368	(12)%	$14,900	$15,636	(5)%

Total operating expenses	$2,358	$2,464	(4)%	$7,171	$7,256	(1)%

Net credit losses	$1,083	$1,351	(20)%	$3,528	$4,491	(21)%
Credit reserve build (release)	(228)	(519)	56	(949)	(2,174)	56
Provisions for benefits and claims	3	1	NM	3	1	NM
Provision (release) for unfunded lending commitments	17	19	(11)	44	52	(15)

Provisions for credit losses and for benefits and claims	$875	$852	3%	$2,626	$2,370	11%

Income from continuing operations before taxes	$1,505	$2,052	(27)%	$5,103	$6,010	(15)%
Income taxes	573	775	(26)	1,934	2,262	(15)

Income from continuing operations	$932	$1,277	(27)%	$3,169	$3,748	(15)%
Noncontrolling interests	—	1	(100)	1	1	—

Net income	$932	$1,276	(27)%	$3,168	$3,747	(15)%

Balance Sheet data (in billions of dollars)
Average assets	$173	$174	(1)%	$174	$171	2%
Return on average assets	2.14%	2.92%		2.43%	2.93%
Efficiency ratio	50%	46%		48%	46%
Average deposits	$167	$154	8	$165	$152	9
Net credit losses as a percentage of average loans	2.88%	3.60%		3.19%	4.00%

Revenue by business
Retail banking	$1,123	$1,740	(35)%	$4,287	$5,019	(15)%
Citi-branded cards	2,087	2,087	—	6,091	6,121	—
Citi retail services	1,528	1,541	(1)	4,522	4,496	1

Total	$4,738	$5,368	(12)%	$14,900	$15,636	(5)%

Income from continuing operations by business
Retail banking	$(22)	$342	NM	$481	$1,013	(53)%
Citi-branded cards	565	555	2	1,470	1,560	(6)
Citi retail services	389	380	2	1,218	1,175	4

Total	$932	$1,277	(27)%	$3,169	$3,748	(15)%

 3Q13 vs. 3Q12

        Net income decreased 27%, mainly driven by lower revenues and a $291 million reduction in loan loss reserve releases, partially offset by a $268 million reduction in net credit losses and lower expenses.

        Revenues decreased 12% due to lower retail banking revenues primarily reflecting significantly lower mortgage origination revenues as well as the ongoing impact of spread compression.

        Retail banking revenues of $1.1 billion declined 35% due to lower mortgage origination revenues driven by significantly lower refinancing volumes as a result of higher interest rates during the quarter. In addition, retail banking continued to experience ongoing spread compression in the deposit portfolio. Partially offsetting the spread compression was growth in average deposits (8%), commercial loans (15%) and average retail loans (4%). Citi expects retail banking revenues will continue to be negatively impacted by the lower mortgage origination revenues and spread compression in the deposit portfolio.

        Cards revenues were unchanged, as improved net interest spreads, benefitting from both higher yields and lower funding costs, were offset by continued lower average loan balances. In Citi-branded cards, revenues were unchanged at $2.1 billion, reflecting a 4% decline in average loans, offset by continued improvement in net interest spreads. Citi-branded cards net interest revenue increased 2%, reflecting higher yields and lower cost of funds, partially offset by the decline in average loans and a continued increased payment rate from consumer deleveraging. Citi-branded cards non-interest revenue declined 6% due to higher affinity rebates. Citi retail services revenues decreased 1% due to declining non-interest revenues, driven by improving credit and the resulting impact on contractual partner payments. Citi retail services net interest revenues increased 3% driven by a 4% increase in average loans, primarily due to the Best Buy U.S. portfolio acquisition. Total card purchase sales of $60 billion increased 3% versus the prior-year period. Citi expects cards revenues could continue to be negatively impacted by higher payment rates for consumers, reflecting ongoing economic uncertainty and deleveraging as well as Citi's shift to higher credit quality borrowers.

        As previously disclosed, as part of its U.S. Citi-branded cards business, Citibank, N.A. issues a co-branded credit card product with American Airlines, the Citi/AAdvantage card. AMR Corporation and certain of its subsidiaries, including American Airlines, Inc. (collectively, AMR), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in November 2011, and on February 14, 2013, AMR and US Airways Group, Inc. announced a merger agreement under which the companies would be combined.

        On August 13, 2013, the U.S. Department of Justice, along with the attorneys general of several states and the District of Columbia, filed an antitrust lawsuit seeking to permanently enjoin the merger, which has resulted in uncertainty regarding when the bankruptcy or merger processes will be resolved. On October 21, 2013, the U.S. Bankruptcy Court approved AMR's plan of reorganization, and the Citi/AAdvantage card program agreements were assumed by AMR, regardless of whether the merger is consummated.

        Expenses decreased 4%, primarily due to lower legal and related costs and marketing costs and repositioning savings, partially offset by higher mortgage origination costs and expenses in cards as a result of the Best Buy portfolio acquisition and a repositioning charge in the current quarter.

        Provisions increased 3%, as lower net credit losses in the cards portfolio and in retail banking were offset by continued lower loan loss reserve releases primarily related to cards ($228 million in the current quarter compared to $519 million in the prior-year period). Citi expects loan loss reserve releases in NA RCB to moderate during the remainder of 2013 and into 2014 as a result of loan loss reserve builds expected for new loans originated in the Best Buy portfolio.

3Q13 YTD vs. 3Q12 YTD

        Year-to-date, NA RCB has experienced similar trends to those described above. Net income decreased 15%, mainly due to lower loan loss reserve releases and lower revenues, partially offset by lower net credit losses.

        Revenues decreased 5%, primarily driven by a 15% decline in retail banking revenues resulting from lower mortgage origination revenues due to lower refinancing volumes and continued spread compression on deposits. These trends were partially offset by higher average deposits and an improved mix from checking account growth. Cards revenues were unchanged as improved net interest spreads were offset by lower volumes, driven by the factors described above.

        Expenses decreased 1% as lower legal and related costs and efficiency savings were offset by higher volume-related mortgage origination costs.

        Provisions increased 11% due to a $1.2 billion reduction in loan loss reserve releases, partially offset by a $963 million reduction in net credit losses in the cards portfolio and retail banking.

 EMEA REGIONAL CONSUMER BANKING

        EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe and the Middle East. The countries in which EMEA RCB has the largest presence are Poland, Russia and the United Arab Emirates. As part of Citi's previously announced repositioning efforts, during the fourth quarter of 2013, Citi intends to reposition its Polish consumer business, including optimizing its branch footprint and concentrating its presence in major metropolitan areas.

        At September 30, 2013, EMEA RCB had 201 retail bank branches with approximately 3.6 million customer accounts, $5.5 billion in retail banking loans, $12.5 billion in deposits, and 2.2 million Citi-branded card accounts with $2.4 billion in outstanding card loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$226	$251	(10)%	$709	$752	(6)%
Non-interest revenue	133	123	8	382	349	9

Total revenues, net of interest expense	$359	$374	(4)%	$1,091	$1,101	(1)%

Total operating expenses	$306	$335	(9)%	$983	$1,031	(5)%

Net credit losses	$21	$29	(28)%	$49	$72	(32)%
Credit reserve build (release)	3	2	50	(17)	(16)	(6)
Provision (release) for unfunded lending commitments	—	—	—	—	(1)	100

Provisions for credit losses	$24	$31	(23)%	$32	$55	(42)%

Income from continuing operations before taxes	$29	$8	NM	$76	$15	NM
Income taxes	10	2	NM	22	9	NM

Income from continuing operations	$19	$6	NM	$54	$6	NM
Noncontrolling interests	3	2	50%	11	4	NM

Net income (loss)	$16	$4	NM	$43	$2	NM

Balance Sheet data (in billions of dollars)
Average assets	$9	$9	—%	$10	$9	11%
Return on average assets	0.71%	0.18%		0.57%	0.03%
Efficiency ratio	85%	90%		90%	94%
Average deposits	$12	$13	(6)%	$13	$12	2%
Net credit losses as a percentage of average loans	1.08%	1.54%		0.83%	1.30%

Revenue by business
Retail banking	$219	$220	—%	$648	$646	—%
Citi-branded cards	140	154	(9)	443	455	(3)

Total	$359	$374	(4)	$1,091	$1,101	(1)

Income (loss) from continuing operations by business
Retail banking	$(2)	$(14)	86%	$(10)	$(49)	80%
Citi-branded cards	21	20	5	64	55	16

Total	$19	$6	NM	$54	$6	NM

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$359	$374	(4)%	$1,091	$1,101	(1)%
Impact of FX translation(1)	—	(2)		—	(11)

Total revenues—ex-FX	$359	$372	(3)%	$1,091	$1,090	—%

Total operating expenses—as reported	$306	$335	(9)%	$983	$1,031	(5)%
Impact of FX translation(1)	—	(4)		—	(14)

Total operating expenses—ex-FX	$306	$331	(8)%	$983	$1,017	(3)%

Provisions for credit losses—as reported	$24	$31	(23)%	$32	$55	(42)%
Impact of FX translation(1)	—	—		—	1

Provisions for credit losses—ex-FX	$24	$31	(23)%	$32	$56	(43)%

Net income (loss)—as reported	$16	$4	NM	$43	$2	NM
Impact of FX translation(1)	—	2		—	2

Net income (loss)—ex-FX	$16	$6	NM	$43	$4	NM

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2013 exchange rates for all periods presented.

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

 3Q13 vs. 3Q12

        Net income of $16 million compared to net income of $6 million in the prior-year period as lower net credit losses and lower expenses were partially offset by lower revenues, primarily due to the previously-announced sales of Citi's consumer operations in Turkey and Romania.

        Revenues decreased 3%, mainly driven by the lower revenues resulting from the sales of the consumer operations referenced above, partially offset by higher volumes in core markets and a gain on sale related to the Turkey sale. Net interest revenue decreased 9%, due to continued spread compression in cards, a 25% decrease in average cards loans and a 6% decrease in average deposits primarily due to the sales in Turkey and Romania, partially offset by growth in average retail loans of 18%. Interest rate caps on credit cards, particularly in Poland, the continued liquidation of a higher yielding non-strategic retail banking portfolio and the continued low interest rate environment were the main contributors to the lower spreads. Citi expects continued regulatory changes, including potential caps on interchange rates, and spread compression to continue to negatively impact revenues in this business during the remainder of 2013. Non-interest revenue increased 8%, mainly reflecting the gain on sale related to Turkey, partially offset by lower revenues due to the sales in Turkey and Romania. Cards purchase sales decreased 13% and investment sales decreased 32%.

        Expenses declined 8%, primarily due to the market exits and efficiency savings, partially offset by continued investment spending on new internal operating platforms and higher repositioning charges related to the sales in Turkey and Romania.

        Provisions declined 23% due to a 30% decrease in net credit losses primarily due to the sales in Turkey and Romania. Net credit losses also continued to reflect stabilizing credit quality and Citi's strategic move toward lower-risk customers.

3Q13 YTD vs. 3Q12 YTD

        Year-to-date, EMEA RCB has experienced similar trends to those described above. Net income of $43 million compared to net income of $4 million in the prior-year period was primarily due to lower expenses and lower net credit losses.

        Revenues were unchanged, as lower revenues due to the sales of the consumer operations in Turkey and Romania were offset by higher volumes in core markets and a gain on sale related to Turkey. Net interest revenue declined 5% primarily due to the sales in Turkey and Romania and continued spread compression, driven by the same factors described above. Non-interest revenue increased 10%, mainly reflecting higher investment fees and card fees due to increased sales volume and a gain on the sale related to Turkey. Cards purchase sales increased 1% and investment sales increased 4%.

        Expenses decreased 3%, primarily due to the sales in Turkey and Romania and efficiency savings, partially offset by the continued investment spending.

        Provisions decreased 43% to $32 million, primarily due to lower net credit losses, driven by the factors described above, and a net credit recovery in the second quarter of 2013 as a result of sales of written off accounts.

 LATIN AMERICA REGIONAL CONSUMER BANKING

        Latin America Regional Consumer Banking (Latin America RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico's second-largest bank, with nearly 1,700 branches. At September 30, 2013, Latin America RCB had 2,031 retail branches, with approximately 32.0 million customer accounts, $29.4 billion in retail banking loans and $47.5 billion in deposits. In addition, the business had approximately 9.5 million Citi-branded card accounts with $11.8 billion in outstanding loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$1,580	$1,532	3%	$4,706	$4,495	5%
Non-interest revenue	696	658	6	2,208	1,978	12

Total revenues, net of interest expense	$2,276	$2,190	4%	$6,914	$6,473	7%

Total operating expenses	$1,285	$1,266	2%	$3,900	$3,727	5%

Net credit losses	$434	$351	24%	$1,269	$999	27%
Credit reserve build	168	36	NM	310	222	40
Provision for benefits and claims	34	46	(26)	116	121	(4)

Provisions for loan losses and for benefits and claims (LLR & PBC)	$636	$433	47%	$1,695	$1,342	26%

Income from continuing operations before taxes	$355	$491	(28)%	$1,319	$1,404	(6)%
Income taxes	66	117	(44)	279	320	(13)

Income from continuing operations	$289	$374	(23)%	$1,040	$1,084	(4)%
Noncontrolling interests	1	—	—	3	(2)	NM

Net income	$288	$374	(23)%	$1,037	$1,086	(5)%

Balance Sheet data (in billions of dollars)
Average assets	$80	$79	1%	$82	$80	3%
Return on average assets	1.43%	1.98%		1.72%	1.90%
Efficiency ratio	56%	58%		56%	58%
Average deposits	$46	$45	2	$46	$45	2
Net credit losses as a percentage of average loans	4.18%	3.74%		4.18%	3.68%

Revenue by business
Retail banking	$1,487	$1,469	1%	$4,572	$4,348	5%
Citi-branded cards	789	721	9	2,342	2,125	10

Total	$2,276	$2,190	4%	$6,914	$6,473	7%

Income from continuing operations by business
Retail banking	$144	$222	(35)%	$603	$676	(11)%
Citi-branded cards	145	152	(5)	437	408	7

Total	$289	$374	(23)%	$1,040	$1,084	(4)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$2,276	$2,190	4%	$6,914	$6,473	7%
Impact of FX translation(1)	—	(41)		—	19

Total revenues—ex-FX	$2,276	$2,149	6%	$6,914	$6,492	7%

Total operating expenses—as reported	$1,285	$1,266	2%	$3,900	$3,727	5%
Impact of FX translation(1)	—	(28)		—	(20)

Total operating expenses—ex-FX	$1,285	$1,238	4%	$3,900	$3,707	5%

Provisions for LLR & PBC—as reported	$636	$433	47%	$1,695	$1,342	26%
Impact of FX translation(1)	—	(10)		—	(6)

Provisions for LLR & PBC—ex-FX	$636	$423	50%	$1,695	$1,336	27%

Net income—as reported	$288	$374	(23)%	$1,037	$1,086	(5)%
Impact of FX translation(1)	—	(5)		—	17

Net income—ex-FX	$288	$369	(22)%	$1,037	$1,103	(6)%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2013 exchange rates for all periods presented.

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

 3Q13 vs. 3Q12

        Net income decreased 22% as higher credit costs and higher expenses were partially offset by higher revenues.

        Revenues increased 6%, primarily due to volume growth in retail banking and cards, partially offset by continued spread compression. Net interest revenue increased 5% due to increased volumes, partially offset by spread compression. Citi expects slower volume growth and continued spread compression to negatively impact net interest revenues during the remainder of 2013. Non-interest revenue increased 8%, primarily due to higher fees from increased business volumes in retail and cards. Retail banking revenues increased 3% as average loans increased 11% and investment sales increased 8% while average deposits increased 3%. Cards revenues increased 12% as average loans(10) increased 11% and purchase sales(10) increased 13%.

        Despite the year-over-year growth, Citi expects overall volume and revenue growth to slow, particularly in Mexico and Brazil, due to slowing economic growth in the region and spread compression. In addition, as previously disclosed, Mexican governmental authorities are considering various financial reforms as well as tax reforms that could increase taxes on consumers and businesses. These reforms have not yet been adopted, and thus the impact on Citi's businesses remains uncertain. For information on the potential impact to Latin America RCB from foreign exchange controls, see "Managing Global Risk—Cross-Border Risk" below.

        Expenses increased 4% due to increased volume-related costs, mandatory salary increases in certain countries and higher regulatory costs, partially offset by efficiency savings and lower marketing costs.

        Provisions increased 50%, primarily due to higher net credit losses as well as a higher loan loss reserve build. Net credit losses increased 27%, primarily in the Mexico cards and personal loan portfolios, reflecting both portfolio seasoning and volume growth. The higher loan loss reserve build in the current quarter was largely due to an increase in reserves in Mexico related to the top three Mexican homebuilders, with the remainder due to portfolio growth and seasoning and the impact of potential losses related to hurricanes in the region during September 2013. The loan loss reserve build related to the Mexican homebuilders was driven by further deterioration in the financial and operating conditions of these companies and decreases in the value of Citi's collateral securing its loans. Citi's outstanding loans to the top three homebuilders totaled less than $300 million at the end of the current quarter. Citi continues to monitor the performance of its Mexico homebuilder clients, as well as the value of its collateral, to determine whether additional reserves or charge-offs may be required in future periods.

        Citi currently expects the net credit loss rate in Latin America to remain relatively unchanged for the remainder of 2013, although the rate could be higher if any material losses are incurred in the Mexico homebuilder portfolio or as a result of the impact from the recent hurricanes in Mexico.

3Q13 YTD vs. 3Q12 YTD

        Year-to-date, Latin America RCB has experienced similar trends to those described above. Net income decreased 6% as higher revenues were partially offset by higher expenses and credit costs.

        Revenues increased 7%, primarily due to volume growth in retail banking and cards, partially offset by spread compression, driven by the factors described above. Net interest revenue increased 4% due to increased volumes, partially offset by continued spread compression. Non-interest revenue increased 11%, primarily due to higher fees from increased business volumes in retail and cards. Retail banking revenues increased 5% as average loans increased 14%, investment sales increased 11%, and deposits grew 2%. Cards revenues increased 10% as average loans(10) increased 10% and purchase sales(10) increased 9%.

        Expenses increased 5% due to increased volume-related costs, higher repositioning charges, mandatory salary increases in certain countries and higher transactional costs, partially offset by efficiency savings and lower marketing costs.

        Provisions increased 27%, primarily due to higher net credit losses and higher loan loss reserve builds, driven by the same factors described above.

(10)
Adjusted to exclude Credicard loans of $3.2 billion in third quarter of 2012; Credicard was moved to discontinued operations in Corporate/Other as of the second quarter of 2013. For additional information, see Note 2 to the Consolidated Financial Statements.

 ASIA REGIONAL CONSUMER BANKING

        Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in Korea, Australia, Singapore, Hong Kong, India, Taiwan, Malaysia, Japan, Thailand and the Philippines.

        At September 30, 2013, Asia RCB had 562 retail branches, approximately 17.0 million customer accounts, $70.3 billion in retail banking loans and $101.6 billion in deposits. In addition, the business had approximately 16.6 million Citi-branded card accounts with $18.7 billion in outstanding loan balances.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$1,163	$1,272	(9)%	$3,580	$3,886	(8)%
Non-interest revenue	699	711	(2)	2,210	2,047	8

Total revenues, net of interest expense	$1,862	$1,983	(6)%	$5,790	$5,933	(2)%

Total operating expenses	$1,099	$1,206	(9)%	$3,334	$3,520	(5)%

Net credit losses	$192	$217	(12)%	$578	$606	(5)%
Credit reserve build (release)	(28)	(34)	18	(6)	(56)	89
Provision (release) for unfunded lending commitments	12	—	—	36	—	—

Provisions for credit losses	$176	$183	(4)%	$608	$550	11%

Income from continuing operations before taxes	$587	$594	(1)%	$1,848	$1,863	(1)%
Income taxes	201	144	40	613	463	32

Income from continuing operations	$386	$450	(14)%	$1,235	$1,400	(12)%
Noncontrolling interests	—	—	—	—	—	—

Net income	$386	$450	(14)%	$1,235	$1,400	(12)%

Balance Sheet data (in billions of dollars)
Average assets	$129	$127	2%	$129	$126	2%
Return on average assets	1.19%	1.41%		1.28%	1.48%
Efficiency ratio	59%	61%		58%	59%
Average deposits	$100	$113	(11)	$103	$111	(7)
Net credit losses as a percentage of average loans	0.87%	0.98%		0.88%	0.92%

Revenue by business
Retail banking	$1,102	$1,196	(8)%	$3,494	$3,591	(3)%
Citi-branded cards	760	787	(3)	2,296	2,342	(2)

Total	$1,862	$1,983	(6)%	$5,790	$5,933	(2)%

Income from continuing operations by business
Retail banking	$193	$252	(23)%	$688	$798	(14)%
Citi-branded cards	193	198	(3)	547	602	(9)

Total	$386	$450	(14)%	$1,235	$1,400	(12)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$1,862	$1,983	(6)%	$5,790	$5,933	(2)%
Impact of FX translation(1)	—	(87)		—	(143)

Total revenues—ex-FX	$1,862	$1,896	(2)%	$5,790	$5,790	—%

Total operating expenses—as reported	$1,099	$1,206	(9)%	$3,334	$3,520	(5)%
Impact of FX translation(1)	—	(57)		—	(113)

Total operating expenses—ex-FX	$1,099	$1,149	(4)%	$3,334	$3,407	(2)%

Provisions for credit losses—as reported	$176	$183	(4)%	$608	$550	11%
Impact of FX translation(1)	—	(12)		—	(8)

Provisions for credit losses—ex-FX	$176	$171	3%	$608	$542	12%

Net income—as reported	$386	$450	(14)%	$1,235	$1,400	(12)%
Impact of FX translation(1)	—	(12)		—	(7)

Net income—ex-FX	$386	$438	(12)%	$1,235	$1,393	(11)%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2013 exchange rates for all periods presented.

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

 3Q13 vs. 3Q12

        Net income decreased 12%, primarily due to a higher effective tax rate (see "Income Taxes" below) and lower revenues, partially offset by lower expenses.

        Revenues decreased 2%, as lower net interest revenue was partially offset by higher non-interest revenue. Net interest revenue declined 4%, primarily driven by spread compression in retail banking as well as the continued negative impact of regulatory changes in certain markets, most significantly Korea. Average retail deposits declined 7% resulting from continued efforts to rebalance the deposit portfolio mix. Average retail loans increased 4% (12% excluding Korea). Non-interest revenue increased 3%, mainly driven by continued growth in cards purchase sales across the region. Sequentially, investment sales declined 23%, primarily reflecting fluctuations in retail investor sentiment and the broader capital markets environment. Despite lower overall revenues in the current quarter, several key markets within the region experienced strong revenue growth, including Hong Kong, India, Thailand and China. Spread compression is expected to continue to have an adverse impact on Asia RCB revenues during the remainder of 2013 and into 2014. In addition, consistent with its strategy to concentrate its consumer banking operations in major metropolitan areas and focus on high quality consumer segments, Citi is in an ongoing process to reposition its consumer franchise in Korea to improve its operating efficiency and returns. While revenues in Korea could begin to stabilize in early 2014, this market could continue to have a negative impact on year-over-year revenue comparisons for Asia RCB through 2014.

        Expenses declined 4%, as efficiency savings were partially offset by increased investment spending, particularly investments in China cards.

        Provisions increased 3%, reflecting lower loan loss reserve releases and volume growth in China, India, Hong Kong and Singapore, partially offset by lower net credit losses. Despite this increase year-over-year, overall credit quality in the region continued to remain stable.

3Q13 YTD vs. 3Q12 YTD

        Year-to-date, Asia RCB has experienced similar trends to those described above. Net income decreased 11%, primarily due to the higher effective tax rate and higher credit costs, partially offset by lower expenses.

        Revenues were unchanged, as higher non-interest revenue was offset by lower net interest revenue. Net interest revenue declined 6%, primarily driven by ongoing spread compression. Average retail deposits declined 4%, due to the efforts to rebalance the deposit portfolio mix. Non-interest revenue increased 11%, reflecting a 31% increase in investment sales and a 7% increase in Citi-branded cards purchase sales.

        Expenses declined 2%, as efficiency savings were partially offset by increased investment spending and higher volume-related growth.

        Provisions increased 12%, primarily reflecting a higher loan loss reserve build due to regulatory requirements in Korea as well as volume growth in China, India and Singapore, partly offset by lower net credit losses.

 INSTITUTIONAL CLIENTS GROUP

        Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of products and services, including cash management, foreign exchange, trade finance and services, securities services, sales and trading of loans and securities, institutional brokerage, underwriting, lending and advisory services. ICG's international presence is supported by trading floors in approximately 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At September 30, 2013, ICG had approximately $1.1 trillion of assets and $565 billion of deposits.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Commissions and fees	$1,115	$1,011	10%	$3,450	$3,233	7%
Administration and other fiduciary fees	637	663	(4)	2,027	2,101	(4)
Investment banking	842	1,000	(16)	2,910	2,604	12
Principal transactions	814	731	11	5,636	4,081	38
Other	131	37	NM	858	(42)	NM

Total non-interest revenue	$3,539	$3,442	3%	$14,881	$11,977	24%
Net interest revenue (including dividends)	3,823	4,024	(5)	11,638	11,774	(1)

Total revenues, net of interest expense	$7,362	$7,466	(1)%	$26,519	$23,751	12%

Total operating expenses	$4,795	$4,869	(2)%	$14,720	$14,935	(1)%

Net credit losses	$65	$143	(55)%	$157	$207	(24)%
Provision (release) for unfunded lending commitments	93	(26)	NM	77	(11)	NM
Credit reserve build	(19)	(149)	87	(60)	(4)	NM

Provisions for credit losses	$139	$(32)	NM	$174	$192	(9)%

Income from continuing operations before taxes	$2,428	$2,629	(8)%	$11,625	$8,624	35%
Income taxes	633	622	2	3,515	2,020	74

Income from continuing operations	$1,795	$2,007	(11)%	$8,110	$6,604	23%
Noncontrolling interests	19	14	36	92	105	(12)

Net income	$1,776	$1,993	(11)%	$8,018	$6,499	23%

Average assets (in billions of dollars)	$1,052	$1,047	—%	$1,071	$1,039	3%
Return on average assets	0.67%	0.76%		1.00%	0.84%
Efficiency ratio	65%	65%		56%	63%

Revenues by region
North America	$2,449	$2,152	14%	$9,311	$6,913	35%
EMEA	2,141	2,361	(9)	7,962	7,713	3
Latin America	1,087	1,222	(11)	3,518	3,563	(1)
Asia	1,685	1,731	(3)	5,728	5,562	3

Total revenues	$7,362	$7,466	(1)%	$26,519	$23,751	12%

Income from continuing operations by region
North America	$533	$412	29%	$2,824	$1,396	NM
EMEA	388	616	(37)	2,072	2,112	(2)%
Latin America	430	506	(15)	1,435	1,494	(4)
Asia	444	473	(6)	1,779	1,602	11

Total income from continuing operations	$1,795	$2,007	(11)%	$8,110	$6,604	23%

Average loans by region (in billions of dollars)
North America	$100	$90	11%	$95	$83	14%
EMEA	54	54	—	54	52	4
Latin America	38	34	12	38	34	12
Asia	67	65	3	64	63	2

Total average loans	$259	$243	7%	$251	$232	8%

NM Not meaningful

 SECURITIES AND BANKING

        Securities and Banking (S&B) offers a wide array of investment and commercial banking services and products for corporations, governments, institutional and public sector entities and high-net-worth individuals. S&B transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity and commodity products. S&B includes investment banking and advisory services, lending, debt and equity sales and trading, institutional brokerage, derivative services and private banking.

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

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$2,414	$2,539	(5)%	$7,424	$7,247	2%
Non-interest revenue	2,335	2,308	1	11,144	8,413	32

Total revenues, net of interest expense	$4,749	$4,847	(2)%	$18,568	$15,660	19%

Total operating expenses	$3,367	$3,479	(3)%	$10,426	$10,748	(3)%

Net credit losses	$49	$56	(13)%	$121	$93	30%
Provision (release) for unfunded lending commitments	111	(26)	NM	95	(17)	NM
Credit reserve build	(40)	(103)	61	(103)	(32)	NM

Provisions for credit losses	$120	$(73)	NM	$113	$44	NM

Income before taxes and noncontrolling interests	$1,262	$1,441	(12)%	$8,029	$4,868	65%
Income taxes	259	256	1	2,289	872	NM

Income from continuing operations	$1,003	$1,185	(15)%	$5,740	$3,996	44%
Noncontrolling interests	14	11	27	76	93	(18)

Net income	$989	$1,174	(16)%	$5,664	$3,903	45%

Average assets (in billions of dollars)	$885	$905	(2)%	$915	$901	2%
Return on average assets	0.44%	0.52%		0.83%	0.58%
Efficiency ratio	71%	72%		56%	69%

Revenues by region (ex-CVA/DVA)
North America	$1,975	$1,879	5%	$7,554	$5,868	29%
EMEA	1,449	1,859	(22)	5,331	6,029	(12)
Latin America	647	783	(17)	2,150	2,239	(4)
Asia	1,010	1,125	(10)	3,713	3,501	6

Total revenues (ex-CVA/DVA)	$5,081	$5,646	(10)%	$18,748	$17,637	6%

Income from continuing operations by region
North America	$420	$292	44%	$2,421	$1,028	NM
EMEA	133	348	(62)	1,365	1,227	11%
Latin America	257	352	(27)	919	985	(7)
Asia	193	193	—	1,035	756	37

Total income from continuing operations	$1,003	$1,185	(15)%	$5,740	$3,996	44%

Securities and Banking revenue details (ex-CVA/DVA)
Total investment banking	$839	$933	(10)%	$2,941	$2,665	10%
Fixed income markets	2,783	3,739	(26)	10,778	11,381	(5)
Equity markets	710	522	36	2,478	1,999	24
Lending	230	167	38	963	750	28
Private bank	614	609	1	1,888	1,798	5
Other Securities and Banking	(95)	(324)	71	(300)	(956)	69

Total Securities and Banking revenues (ex-CVA/DVA)	$5,081	$5,646	(10)%	$18,748	$17,637	6%

CVA/DVA	$(332)	$(799)	58%	$(180)	$(1,977)	91%

Total revenues, net of interest expense	$4,749	$4,847	(2)%	$18,568	$15,660	19%

NM Not meaningful

 3Q13 vs. 3Q12

        Net income decreased 16%. Excluding negative $332 million of CVA/DVA (see table below), net income decreased 29%, primarily driven by a decrease in revenues, partially offset by a decline in expenses.

        Revenues decreased 2%. Excluding CVA/DVA:

  •
  Revenues decreased 10%, reflecting lower revenues in fixed income markets and investment banking, partially offset by higher revenues in equity markets. Overall, Citi's wallet share continued to improve during the current quarter in most major products, while maintaining what Citi believes to be a disciplined risk appetite for the market environment.

  •
  Fixed income markets revenues decreased 26% from a particularly strong prior-year period that benefited from an environment with strong liquidity, more robust client activity, and spread tightening. The recent quarter reflected a general slowdown in client activity exacerbated by uncertainty around the timing of quantitative easing as well as geopolitical issues influencing the overall slowdown in activity in G10 rates and securitized markets. Sequentially, fixed income market revenues declined 17%, particularly in Citi's local markets, as trading revenues decreased due to Citi's actions to reduce risk given increased volatility in the emerging markets, as well as the uncertain macroeconomic environment.

  •
  Equity markets revenues increased 36%, primarily due to market share gains, as well as continued improvement in derivative trading performance. Sequentially, equity market revenues declined 25% as cash equity revenues generally declined in line with overall market volumes and trading performance was weaker in derivatives.

  •
  Investment banking revenues decreased 10%, reflecting challenging overall market conditions in the quarter. Advisory revenues decreased 15% reflecting a contraction in the overall M&A market wallet despite an improvement in wallet share. Equity underwriting revenues increased 22%, primarily driven by improved wallet share and increased market activity. Debt underwriting revenues decreased 16%, primarily due to lower bond underwriting fees.

  •
  Lending revenues increased 38%, driven by lower mark-to-market losses on hedges related to accrual loans (see table below) due to less significant credit spread tightening versus the prior-year period. Excluding lending hedges related to accrual loans, core lending revenues decreased 10%, primarily due to lower volumes. Citi expects demand for Corporate loans to remain muted in the current market environment.

  •
  Private Bank revenues increased 1%, driven mainly by growth in capital markets and managed investments, particularly in EMEA and Latin America. Sequentially, Private Bank revenues declined 5%, primarily due to lower capital markets activity.

        Expenses decreased 3%, primarily reflecting the impact of lower performance-based compensation and repositioning savings, partially offset by higher legal and related costs.

        Provisions increased $193 million, primarily reflecting a loan loss reserve build driven by an increase in unfunded lending commitments in the Corporate loan portfolio, as well as certain largely episodic credits migrating to lower risk ratings in the quarter.

3Q13 YTD vs. 3Q12 YTD

        Net income increased 45%. Excluding negative $180 million of CVA/DVA (see table below), net income increased 13%, primarily driven by an increase in revenues and decline in expenses, partially offset by the higher effective tax rate (see "Income Taxes" below).

        Revenues increased 19%. Excluding CVA/DVA:

  •
  Revenues increased 6%, reflecting higher revenues in equity markets and investment banking, partially offset by lower revenues in fixed income markets. Overall, Citi's wallet share continued to improve during the period in most major products.

  •
  Fixed income markets revenues decreased 5%, primarily reflecting weakness in rates and currencies, partially offset by strong performance in credit-related and securitized products and commodities. Rates and currencies were lower compared to a strong prior-year period that benefited significantly from long-term refinancing operations (LTRO) activity in EMEA. Credit-related and securitized products improved, which experienced increased investor demand for higher yields.

  •
  Equity markets revenues increased 24% due to the strong derivatives performance and higher cash equity volumes.

  •
  Investment banking revenues increased 10%, reflecting growth in most products and improved overall investment banking wallet share. Advisory revenues increased 15%, reflecting improved wallet share resulting from announced volumes during the second half of 2012, despite a contraction in the overall M&A market wallet. Equity underwriting revenues increased 43%, primarily due to increased market activity and improved wallet share, particularly in IPOs. Debt underwriting revenues were unchanged, as overall increased market activity, particularly in leveraged finance, was offset by lower wallet shares.

  •
  Lending revenues increased 28%, driven by lower mark-to-market losses on hedges related to accrual loans (see table below) due to less significant credit spread tightening versus the prior-year period. Excluding lending hedges related to accrual loans, core lending revenues decreased 7%, primarily related to lower volumes and asset sale activity, partially offset by higher spreads.

  •
  Private Bank revenues increased 5%, with growth across all regions. Most products showed improved performance, in particular capital markets and managed investments drove year on year growth.

        Expenses decreased 3%, primarily reflecting the impact of repositioning savings and lower performance-based compensation, partially offset by higher legal and related costs.

        Provisions increased $69 million, primarily reflecting the loan loss reserve build due to the increase in unfunded lending commitments and higher net credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
S&B CVA/DVA
Fixed Income Markets	$(287)	$(672)	$(147)	$(1,614)
Equity Markets	(39)	(117)	(27)	(350)
Private Bank	(6)	(10)	(6)	(13)

Total S&B CVA/DVA	$(332)	$(799)	$(180)	$(1,977)

S&B Hedges on Accrual Loans gain (loss)(1)	$(147)	$(252)	$(148)	$(440)

(1)
Hedges on S&B accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium cost of these hedges is included (netted against) the core lending revenues to reflect the cost of the credit protection.

 TRANSACTION SERVICES

        Transaction Services is composed of Treasury and Trade Solutions and Securities and Fund Services. Treasury and Trade Solutions provides comprehensive cash management and trade finance services for corporations, financial institutions and public sector entities worldwide. Securities and Fund Services provides securities services to investors, such as global asset managers, custody and clearing services to intermediaries, such as broker-dealers, and depository and agency/trust services to multinational corporations and governments globally. Revenue is generated from net interest revenue on the spread between trade loans or intercompany placements and interest paid to customers on deposits as well as fees for transaction processing and fees on assets under custody and administration.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$1,409	$1,485	(5)%	$4,214	$4,527	(7)%
Non-interest revenue	1,204	1,134	6	3,737	3,564	5

Total revenues, net of interest expense	$2,613	$2,619	—%	$7,951	$8,091	(2)%
Total operating expenses	1,428	1,390	3	4,294	4,187	3
Provisions (releases) for credit losses	19	41	(54)	61	148	(59)

Income before taxes and noncontrolling interests	$1,166	$1,188	(2)%	$3,596	$3,756	(4)%
Income taxes	374	366	2	1,226	1,148	7

Income from continuing operations	792	822	(4)%	$2,370	$2,608	(9)%
Noncontrolling interests	5	3	67	16	12	33

Net income	$787	$819	(4)%	$2,354	$2,596	(9)%

Average assets (in billions of dollars)	$167	$142	18%	$156	$138	13%
Return on average assets	1.87%	2.29%		2.02%	2.51%
Efficiency ratio	55%	53%		54%	52%

Revenues by region
North America	$614	$619	(1)%	$1,907	$1,921	(1)%
EMEA	873	844	3	2,655	2,625	1
Latin America	447	442	1	1,361	1,330	2
Asia	679	714	(5)	2,028	2,215	(8)

Total revenues	$2,613	$2,619	—%	$7,951	$8,091	(2)%

Income from continuing operations by region
North America	$113	$120	(6)%	$403	$368	10%
EMEA	255	268	(5)	707	885	(20)
Latin America	173	154	12	516	509	1
Asia	251	280	(10)	744	846	(12)

Total income from continuing operations	$792	$822	(4)%	$2,370	$2,608	(9)%

Foreign Currency (FX) Translation Impact
Total revenue—as reported	$2,613	$2,619	—%	$7,951	$8,091	(2)%
Impact of FX translation(1)	—	(49)		—	(112)

Total revenues—ex-FX	$2,613	$2,570	2%	$7,951	$7,979	—%

Total operating expenses—as reported	$1,428	$1,390	3%	$4,294	$4,187	3%
Impact of FX translation(1)	—	(14)		—	(37)

Total operating expenses—ex-FX	$1,428	$1,376	4%	$4,294	$4,150	3%

Net income—as reported	$787	$819	(4)%	$2,354	$2,596	(9)%
Impact of FX translation(1)	—	(30)		—	(66)

Net income—ex-FX	$787	$789	—	$2,354	$2,530	(7)%

Key indicators (in billions of dollars)
Average deposits and other customer liability balances—as reported	$432	$415	4%	$424	$396	7%
Impact of FX translation(1)	—	—		—	(1)

Average deposits and other customer liability balances—ex-FX	$432	$415	4%	$424	$395	7%

EOP assets under custody(2) (in trillions of dollars)	$13.9	$12.8	9%

(1)
Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2013 exchange rates for all periods presented.

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

 3Q13 vs. 3Q12

        Net income was unchanged, primarily due to higher revenues offset by higher expenses.

        Revenues increased 2% as fee income growth from higher deposit balances, trade loans, and higher market volumes was partially offset by a decline in net interest revenues driven by continued spread compression. Treasury and Trade Solutions revenues increased 1%, as volume and fee growth more than offset the ongoing impact of spread compression globally. Treasury and Trade Solutions average deposits increased 4% and average trade loans increased 13%.(11) Securities and Fund Services revenues increased 3%, as settlement volumes increased 11% and assets under custody increased 9%, partially offset by spread compression related to deposits. Despite the overall underlying volume growth, Citi expects spread compression will continue to negatively impact Transaction Services net interest revenues in the near term.

        Expenses increased 4%, primarily driven by the volume-related growth and increased financial transaction taxes in EMEA, which are expected to continue in future periods, partially offset by efficiency savings.

        Average deposits and other customer liabilities increased 4%, primarily as a result of client activity in Latin America, EMEA, and North America (for additional information on Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below).

3Q13 YTD vs. 3Q12 YTD

        Year-to-date, Transaction Services has experienced similar trends to those described above. Net income decreased 7%, primarily reflecting continued spread compression and higher expenses, partially offset by higher balances and volumes.

        Revenues were unchanged as higher deposit balances, trade loans and market volumes were offset by continued spread compression. Treasury and Trade Solutions revenues declined 2%, driven by spread compression globally, partially offset by continued growth in balances as average deposits increased 6% and average trade loans increased over 15%.(11) Securities and Fund Services revenues increased 4% as settlement volumes increased 10% and assets under custody increased 9%, partially offset by spread compression related to deposits.

        Expenses increased 3%, primarily driven by the volume-related growth and the financial transaction taxes described above, partially offset by efficiency savings.

        Average deposits and other customer liabilities increased 7%, primarily as a result of the client activity in Latin America and EMEA.

(11)
As previously disclosed, average trade loans excludes the impact of adding approximately $7 billion of previously unconsolidated assets during the second quarter of 2013.

 CORPORATE/OTHER

        Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At September 30, 2013, Corporate/Other had approximately $317 billion of assets, or 17% of Citigroup's total assets, consisting primarily of Citi's liquidity portfolio (approximately $119 billion of cash and cash equivalents and $139 billion of liquid available-for-sale securities). For additional information, see "Balance Sheet Review" and "Capital Resources and Liquidity—Funding and Liquidity" below.

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars	2013	2012		2013	2012
Net interest revenue	$(194)	$(197)	2%	$(477)	$(366)	(30)%
Non-interest revenue	225	198	14	604	542	11

Total revenues, net of interest expense	$31	$1	NM	$127	$176	(28)%

Total operating expenses	$432	$765	(44)%	$1,525	$2,157	(29)%
Provisions for loan losses and for benefits and claims	—	(1)	100	—	(1)	100

Loss from continuing operations before taxes	$(401)	$(763)	47%	$(1,398)	$(1,980)	29%
Income taxes (benefits)	(264)	(687)	62	(551)	(1,126)	51

Loss from continuing operations	$(137)	$(76)	(80)%	$(847)	$(854)	1%
Gain from discontinued operations, net of taxes	92	8	NM	89	27	NM

Net loss before attribution of noncontrolling interests	$(45)	$(68)	34%	$(758)	$(827)	8%
Noncontrolling interests	22	8	NM	58	80	(28)

Net loss	$(67)	$(76)	12%	$(816)	$(907)	10%

EOP assets (in billions of dollars)	$317	$298	6%

NM Not meaningful

3Q13 vs. 3Q12

        The net loss decreased 12%, primarily due to lower expenses and gains in discontinued operations (see "Income Taxes" and Note 2 to the Consolidated Financial Statements), partially offset by a lower tax benefit ($176 million in the current quarter, compared to a $582 million tax benefit in the prior-year period, each of which related to the resolution of certain tax audit items).

        Revenues increased $30 million, driven by the impact of hedging activities, partially offset by lower revenue from sales of available-for-sale (AFS) securities in the current quarter.

        Expenses decreased 44%, largely driven by lower legal and related costs and lower firmwide marketing expenses.

3Q13 YTD vs. 3Q12 YTD

        The net loss decreased 10%, primarily due to lower expenses, partially offset by the lower tax benefit and lower revenues.

        Revenues decreased 28%, driven by the impact of lower revenue from sales of AFS securities, and the absence of the impact of minority investments in the prior-year period (12) partially offset by the impact of hedging activities in the current period.

        Expenses decreased 29%, largely driven by lower legal and related costs and lower firmwide marketing expenses.

(12)
In the first nine months of 2012, Citi recorded a net pretax gain on minority investments of $53 million ($29 million after-tax), which included pretax gains of $1.1 billion and $542 million on the sales of Citi's remaining stake in Housing Development Finance Corporation Ltd. (HDFC) and its stake in Shanghai Pudong Development Bank (SPDB), respectively, offset by a pretax impairment charge relating to Akbank T.A.S. of $1.2 billion and the net pretax loss of $424 million ($274 million after-tax) related to the sale of the 10.1% stake in Akbank T.A.S.

CITI HOLDINGS

        Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. As of September 30, 2013, Citi Holdings assets were approximately $122 billion, a decrease of approximately 29% year-over-year and 7% from June 30, 2013. The decline in assets of $9 billion from June 30, 2013 was composed of approximately $4 billion of loan and other asset sales and $5 billion of run-off, pay-downs and charge-offs. As of September 30, 2013, Citi Holdings represented approximately 6% of Citi's GAAP assets, 11% of Citi's risk-weighted assets (as defined under current regulatory guidelines), and 19% of its estimated risk-weighted assets under Basel III.

        As of September 30, 2013, Consumer assets in Citi Holdings were approximately $107 billion, or approximately 88% of Citi Holdings assets. Of the Consumer assets, approximately $76 billion, or 71%, consisted of North America residential mortgages (residential first mortgages and home equity loans), including Consumer mortgages originated by Citi's legacy CitiFinancial North America business (approximately $12 billion, or 16%, of the $76 billion as of September 30, 2013).

	Third Quarter			Nine Months
			% Change			% Change
In millions of dollars, except as otherwise noted	2013	2012		2013	2012
Net interest revenue	$776	$680	14%	$2,313	$1,984	17%
Non-interest revenue	476	(4,359)	NM	932	(3,843)	NM

Total revenues, net of interest expense	$1,252	$(3,679)	NM	$3,245	$(1,859)	NM

Provisions for credit losses and for benefits and claims
Net credit losses	$635	$1,807	(65)%	$2,335	$4,870	(52)%
Credit reserve build (release)	(674)	(797)	15	(1,501)	(1,597)	6

Provision for loan losses	$(39)	$1,010	NM	$834	$3,273	(75)%
Provision for benefits and claims	153	160	(4)%	475	496	(4)
Provision (release) for unfunded lending commitments	(5)	(16)	69	(2)	(61)	97

Total provisions for credit losses and for benefits and claims	$109	$1,154	(91)%	$1,307	$3,708	(65)%

Total operating expenses	$1,380	$1,187	16%	$4,429	$3,639	22%

Loss from continuing operations before taxes	$(237)	$(6,020)	96%	$(2,491)	$(9,206)	73%
Benefits for income taxes	(139)	(2,467)	94	(1,035)	(3,727)	72

Loss from continuing operations	$(98)	$(3,553)	97%	$(1,456)	$(5,479)	73%
Noncontrolling interests	6	—	—	12	3	NM

Net loss	$(104)	$(3,553)	97%	$(1,468)	$(5,482)	73%

Balance sheet data (in billions of dollars)
Average assets	$127	$184	(31)%	$141	$203	(31)%
Total EOP assets	122	171	(29)
Total EOP loans	96	122	(21)
Total EOP deposits	42	67	(37)
Consumer net credit losses as a percentage of average loans	2.47%	5.96%		3.01%	5.12%

NM Not meaningful

3Q13 vs. 3Q12

        The net loss decreased by 97% to $104 million, including CVA/DVA of a negative $4 million (compared to $23 million in the prior-year period), due to the pre-tax-loss of $4.7 billion ($2.9 billion after-tax) related to MSSB in the prior-year period. Excluding CVA/DVA in both periods and the third quarter of 2012 MSSB loss, the net loss decreased to $102 million compared to a net loss of $670 million in the prior-year period, as higher revenues and lower net credit losses were partially offset by higher expenses and lower loan loss reserve releases.

        Revenues increased to $1.3 billion, primarily due to the absence of the third quarter of 2012 MSSB loss. Excluding CVA/DVA in both periods and the third quarter of 2012 MSSB loss, revenues increased 28% to $1.3 billion primarily driven by the absence of residential mortgage repurchase reserve builds for representation and warranty claims in the current quarter (compared to $200 million in the prior-year period) and lower funding costs (for additional information on Citi's repurchase reserve, see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties" below). Net interest revenues increased 14% due to lower funding costs. Non-interest revenue increased to $476 million primarily driven by the absence of the third quarter of 2012 MSSB loss, the absence of the repurchase reserve build recorded in the prior-year period and lower asset marks, partially offset by lower consumer revenues and lower gains on asset sales.

        Expenses increased 16%, driven by higher legal and related costs ($593 million in the current quarter compared to $250 million in the prior-year period), partially offset by lower volumes and divestitures. Excluding legal and related costs, expenses declined 16% versus the prior-year period.

        Provisions decreased 91%, driven primarily by improved credit in North America mortgages, lower volumes and divestitures. Net credit losses in the current quarter decreased by 65% to $635 million. Net credit losses in the third quarter of 2012 included approximately $635 million of incremental mortgage charge-offs required by OCC guidance regarding the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. These incremental charge-offs were substantially offset by a related reserve release of approximately $600 million. Excluding these incremental charge-offs, net credit losses declined 46%, principally reflecting improvements in North America mortgages. Net credit losses in the current quarter included $22 million related to Citi's continued fulfillment of its obligations under the independent foreclosure review settlements. Net credit losses will likely continue to be impacted as Citi completes its mortgage assistance obligations under the independent foreclosure review settlement, which is currently estimated to result in approximately $30 million of quarterly net credit losses through the first half of 2014 (see "Managing Global Risk—Credit Risk—Independent Foreclosure Review Settlement" below for additional information).

        Excluding the incremental charge-offs arising from the OCC guidance, net credit losses in North America mortgages would have declined 50% to $423 million, other Consumer portfolios in North America by 64% and international Consumer by 62%. These declines were driven by lower overall asset levels, the sale of current and delinquent loans as well as underlying credit improvements.

        Loan loss reserve releases decreased 16% to $679 million, which included a loan loss reserve release of approximately $725 million related to the North America mortgage portfolio, partially offset by losses on asset sales. Of the approximately $725 million related to the North America mortgage portfolio, approximately $425 million of loan loss reserve releases in the current quarter were utilized to offset net credit losses and the incremental reserve release of approximately $300 million was driven by continued improvement in delinquencies and home prices. Excluding the incremental reserve release of approximately $600 million relating to the OCC guidance, the loan loss reserve release in the current quarter would have increased $466 million to $679 million.

        Average assets declined 31%, driven by asset sales and portfolio run-off, including declines of $20 billion in North America mortgage loans.

3Q13 YTD vs. 3Q12 YTD

        Year-to-date, Citi Holdings has experienced similar trends to those described above. The net loss decreased by 73%, driven mainly by the absence of the third quarter of 2012 MSSB loss and improved credit performance, primarily in North America mortgages, partially offset by higher expenses.

        Revenues increased $5.1 billion to $3.2 billion, primarily due to the absence of the third quarter of 2012 MSSB loss. Excluding CVA/DVA in both periods and the third quarter of 2012 MSSB loss, revenues increased 20% to $3.2 billion primarily driven by lower funding costs and repurchase reserve builds for representation and warranty claims. The repurchase reserve build in the current period was $470 million, compared to $533 million in the prior-year period (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties" below).

        Expenses increased 22%, driven by higher legal and related costs, which increased by $1.3 billion to $1.9 billion, partially offset by lower volumes and divestitures.

        Provisions decreased 65%, driven primarily by the improved credit in North America mortgages, lower volumes and divestitures. Net credit losses decreased by 52%, driven by improved credit performance as well as the absence in the current period of $454 million of incremental charge-offs related to the national mortgage settlement and $635 million related to the OCC guidance, both incurred in the prior-year period. Excluding the incremental charge-offs of both the $454 million related to the national mortgage settlement and $635 million related to the OCC guidance in the prior-year period, net credit losses would have declined 38% in the current period. Net credit losses in the current period also included $128 million related to the national mortgage and independent foreclosure review settlements. Loan loss reserve releases decreased 6%, due to the absence of the $600 million in reserve releases related to the OCC guidance and $350 million of reserve releases related to the national mortgage settlement, each in the prior-year period. Excluding these incremental reserve releases, loan loss reserve releases would have more than doubled in the current period.

        Average assets decreased 31%, driven by asset sales and portfolio run-off, including declines in North America mortgage loans.

Payment Protection Insurance

        Over the past several years Citi, along with other financial institutions in the UK, has been subject to an increased number of claims relating to the sale of payment protection insurance products (PPI). For additional information, see "Citi Holdings—Local Consumer Lending—Payment Protection Insurance" in Citi's 2012 Annual Report on Form 10-K.

        During the third quarter of 2013, Citi continued its customer contact exercise to contact proactively any customers who may have been mis-sold PPI after January 2005 and invite them to have their individual sale reviewed (Customer Contact Exercise). Citi currently expects to complete the Customer Contact Exercise during the first half of 2014.

        During the third quarter of 2013, Citi increased its PPI reserves by approximately $61 million, primarily due to an increase in the rate of response to the Customer Contact Exercise as well as a continued elevated level of customer complaints outside of the Customer Contact Exercise, and paid PPI claims totaling $74 million. At September 30, 2013, Citi's PPI reserve was $257 million.

BALANCE SHEET REVIEW

        The following sets forth a general discussion of the changes in certain of the more significant line items of Citi's Consolidated Balance Sheet. For additional information on Citigroup's liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see "Capital Resources and Liquidity—Funding and Liquidity" below.

In billions of dollars	September 30, 2013	June 30, 2013	December 31, 2012	3Q13 vs. 2Q13 Increase (decrease)	% Change	3Q13 vs. 4Q12 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$205	$189	$139	$16	8%	$66	47%
Federal funds sold and securities borrowed or purchased under agreements to resell	274	263	261	11	4	13	5
Trading account assets	292	307	321	(15)	(5)	(29)	(9)
Investments	304	300	312	4	1	(8)	(3)
Loans, net of unearned income and allowance for loan losses	637	622	630	15	2	7	1
Other assets	188	203	202	(15)	(7)	(14)	(7)

Total assets	$1,900	$1,884	$1,865	$16	1%	$35	2%

Liabilities
Deposits	$955	$938	$931	$17	2%	$24	3%
Federal funds purchased and securities loaned or sold under agreements to repurchase	216	218	211	(2)	(1)	5	2
Trading account liabilities	122	123	116	(1)	(1)	6	5
Short-term borrowings	59	59	52	—	—	7	13
Long-term debt	222	221	239	1	—	(17)	(7)
Other liabilities	123	127	125	(4)	(3)	(2)	(2)

Total liabilities	$1,697	$1,686	$1,674	$11	1%	$23	1%
Total equity	203	198	191	5	3	12	6

Total liabilities and equity	$1,900	$1,884	$1,865	$16	1%	$35	2%

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

        During the third quarter of 2013, cash and deposits with banks increased 8%, driven by a $15 billion, or 9%, increase in deposits with banks and a $2 billion, or 5%, increase in due from banks. The growth in cash balances was driven by higher deposits in Transactions Services and continued reduction of Citi Holdings assets, partially offset by Securities and Banking Corporate lending growth. For additional information on Citi's deposits, see "Capital Resources and Liquidity—Funding and Liquidity" below.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)

        Federal funds sold consist of unsecured advances to third parties of excess balances in reserve accounts held at the Federal Reserve Bank. During the third quarter of 2013, Citi's federal funds sold were not significant.

        Reverse repos and securities borrowed increased 4%, in the third quarter, primarily due to a change in the asset mix as well as the impact of FX translation. For further information regarding these balance sheet categories, see Note 10 to the Consolidated Financial Statements.

Trading Account Assets

        Trading account assets includes debt and marketable equity securities, derivatives in a net receivable position, residual interests in securitizations and physical commodities inventory. In addition, certain assets that Citigroup has elected to carry at fair value, such as certain loans and purchase guarantees, are also included in trading account assets.

        During the third quarter, trading account assets were down 5% due to declines in the markets businesses within Securities and Banking reflecting the lower levels of market activity during the quarter, including decreases in mortgage-backed securities ($6 billion or 15%), derivative assets ($5 billion or 9%) and foreign government securities ($3 billion, or 3%). Average trading account assets were $246 billion in the third quarter of 2013, compared to $263 billion in the second quarter of 2013.

        For further information on Citi's trading account assets, see Note 11 to the Consolidated Financial Statements.

Investments

        Investments consist of debt and equity securities that are AFS, debt securities that are held-to-maturity, non-marketable equity securities that are carried at fair value and non-marketable equity securities carried at cost. Debt securities include bonds, notes and redeemable preferred stock, as well as certain mortgage-backed and asset-backed securities and other structured notes. Marketable and non-marketable equity securities carried at fair value include common and nonredeemable preferred stock. Nonmarketable equity securities carried at cost primarily include equity shares issued by the Federal Reserve Bank and the Federal Home Loan Banks (FHLB) that Citigroup is required to hold.

        During the third quarter of 2013, investments increased 1%, primarily due to a $2 billion, or 1%, growth in AFS securities, predominantly due to increases in foreign government securities, partially offset by declines in mortgage-backed securities to reduce the portfolio risk profile and U.S. treasury and agency securities.

        For further information regarding investments, see Note 12 to the Consolidated Financial Statements.

Loans

        Loans represent the largest asset category of Citi's balance sheet. Citi's total loans, net of unearned income, were $658 billion at September 30, 2013, compared to $644 billion at June 30, 2013 and $658 billion at September 30, 2012. The impact of FX translation was a negative $8 billion year-over-year and a positive $2 billion quarter-over-quarter. In addition, approximately $3 billion of loans were moved to Discontinued operations during the second quarter of 2013 as a result of the agreement to sell Citi's Brazil Credicard business (see Note 2 to the Consolidated Financial Statements).

        Excluding the impact of FX translation and the Credicard loans,(13) loans increased 1% from the prior-year period and quarter-over-quarter. At the end of the third quarter of 2013, Consumer and Corporate loans represented 59% and 41%, respectively, of Citi's total loans.

        Loans were relatively unchanged from the prior-year period as growth in Citicorp was, partially offset by the continued decline in Citi Holdings. Within Citicorp, Consumer loans grew 4% from the prior-year period with growth in all regions. In North America, Consumer loans grew 3% from the prior year period, primarily reflecting the addition of approximately $7 billion of credit card loans as a result of the previously announced acquisition of Best Buy's U.S. credit card portfolio in the third quarter of 2013. Internationally, Consumer loans grew 5% from the prior-year period, driven by growth in Mexico, Hong Kong, Singapore and China, offset by headwinds in Korea. Corporate loans grew 9% from the prior-year period, with 9% growth in Asia and 7% growth in Latin America. Transaction Services loans grew 20% compared to the prior-year period including the previously-disclosed consolidation of $7 billion of trade loans in North America during the second quarter of 2013 as well as origination growth. Corporate loans, excluding trade loans, grew 2% from the prior-year period, as loan demand remained muted in the current market environment. Loans in Citi Holdings continued to decline in the third quarter with a 21% decrease compared to the prior-year period.

        Quarter-over-quarter, Citi Holdings loans declined 4% while Citicorp loans increased 3%. Citicorp Corporate and Consumer loans each increased 3%. The Consumer loan growth was primarily driven by the Best Buy acquisition. During the third quarter of 2013, average loans of $645 billion yielded an average rate of 7.0%, compared to $642 billion and 7.1% respectively, in the second quarter of 2013.

        For further information on Citi's loan portfolios, see generally "Managing Global Risk—Credit Risk" below and Note 13 to the Consolidated Financial Statements.

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

        During the third quarter of 2013, other assets decreased 7% primarily due to declines in loans held for sale.

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

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)

        Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Banks from third parties. During the third quarter of 2013, Citi's federal funds purchased were not significant.

        For further information on Citi's secured financing transactions, including repos and securities lending transactions, see "Capital Resources and Liquidity—Funding and Liquidity" below. See also Note 10 to the Consolidated Financial Statements for additional information on these balance sheet categories.

Trading Account Liabilities

        Trading account liabilities includes securities sold, not yet purchased (short positions), and derivatives in a net payable position, as well as certain liabilities that Citigroup has elected to carry at fair value.

        During the third quarter of 2013, trading account liabilities decreased by 1%, substantially all of which was due to a decrease in short equity positions, which was aligned with the corresponding increase in securities borrowing transactions discussed above. Average trading account liabilities were $71 billion, compared to $82 billion in the second quarter of 2013, primarily due to lower average Securities and Banking volumes.

(13)
Throughout this section, the discussion of loans excludes the impact of FX translation and reflects the movement of the Credicard loans to Discontinued operations during the second quarter of 2013.

        For further information on Citi's trading account liabilities, see Note 11 to the Consolidated Financial Statements.

Debt

        Debt is composed of both short-term and long-term borrowings. Short-term borrowings include commercial paper and borrowings from unaffiliated banks and other market participants, including the FHLB. Long-term borrowings include senior notes, subordinated notes, trust preferred securities and securitizations. For further information on Citi's long-term and short-term debt borrowings, see "Capital Resources and Liquidity—Funding and Liquidity" below and Note 16 to the Consolidated Financial Statements.

Other Liabilities

        Other liabilities consists of brokerage payables and other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, repositioning, unfunded lending commitments, and other matters).

SEGMENT BALANCE SHEET AT SEPTEMBER 30, 2013(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other, Discontinued Operations and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders' Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$17,701	$67,473	$119,148	$204,322	$1,147	$—	$205,469
Federal funds sold and securities borrowed or purchased under agreements to resell	5,577	267,172	—	272,749	930	—	273,679
Trading account assets	7,579	279,553	207	287,339	4,383	—	291,722
Investments	34,515	106,888	149,115	290,518	13,007	—	303,525
Loans, net of unearned income and
allowance for loan losses	282,337	265,769	—	548,106	88,840	—	636,946
Other assets	52,829	72,785	48,949	174,563	13,607	—	188,170

Total assets	$400,538	$1,059,640	$317,419	$1,777,597	$121,914	$—	$1,899,511

Liabilities and equity
Total deposits	$330,148	$565,408	$18,087	$913,643	$41,817	$—	$955,460
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,537	208,849	—	216,386	1	—	216,387
Trading account liabilities	35	120,671	272	120,978	1,070	—	122,048
Short-term borrowings	277	46,367	11,938	58,582	322	—	58,904
Long-term debt	2,052	38,680	14,778	55,510	6,385	159,698	221,593
Other liabilities	17,562	79,238	18,567	115,367	7,013	—	122,380
Net inter-segment funding (lending)	42,927	427	251,884	295,238	65,306	(360,544)	—

Total liabilities	$400,538	$1,059,640	$315,526	$1,775,704	$121,914	$(200,846)	$1,696,772
Total equity	—	—	1,893	1,893	—	200,846	202,739

Total liabilities and equity	$400,538	$1,059,640	$317,419	$1,777,597	$121,914	$—	$1,899,511

(1)
The supplemental information presented in the table above reflects Citigroup's consolidated GAAP balance sheet by reporting segment as of September 30, 2013. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors' understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationship of the asset and liability dynamics of the balance sheet components among Citi's business segments.

(2)
Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within the Corporate/Other segment.

(3)
The total stockholders' equity and the majority of long-term debt of Citigroup resides in the Citigroup parent company Consolidated Balance Sheet. Citigroup allocates stockholders' equity and long-term debt to its businesses through inter-segment allocations as described above.

 CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

Overview

        Capital is used principally to support assets in Citi's businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During the first nine months of 2013, Citi issued $2.8 billion of noncumulative perpetual preferred stock, resulting in a total of approximately $5.2 billion outstanding as of September 30, 2013.

        Citi has also previously augmented its regulatory capital through the issuance of trust preferred securities, although the treatment of such instruments as regulatory capital will be phased out under the final U.S. Basel III rules (Final Basel III Rules) (see "Regulatory Capital Standards Developments" below). Accordingly, Citi has continued to redeem certain of its trust preferred securities in contemplation of such future phase out (see "Funding and Liquidity—Long-Term Debt" below).

        Further, changes in regulatory and accounting standards as well as the impact of future events on Citi's business results, such as corporate and asset dispositions, may also affect Citi's capital levels.

        For additional information on Citi's capital resources, including an overview of Citigroup's capital management framework, see "Capital Resources and Liquidity—Capital Resources" and "Risk Factors—Regulatory Risks" in Citigroup's 2012 Annual Report on Form 10-K.

Current Regulatory Capital Guidelines

Citigroup Capital Resources Under Current Regulatory Guidelines

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

        In 2009, the U.S. banking regulators developed a supervisory measure of capital termed "Tier 1 Common," which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying trust preferred securities.

        Citigroup's risk-weighted assets are principally derived from application of the risk-based capital guidelines related to the measurement of credit risk. Pursuant to these guidelines, on balance sheet assets and the credit equivalent amount of certain off-balance-sheet exposures (such as financial guarantees, unfunded lending commitments, letters of credit and derivatives) are assigned to one of several prescribed risk-weight categories based upon the perceived credit risk associated with the obligor or, if relevant, the guarantor, the nature of the collateral, or external credit ratings. Risk-weighted assets also incorporate a measure for market risk on covered trading account positions and foreign exchange and commodity positions whether or not carried in the trading account. Excluded from risk-weighted assets are any assets, such as goodwill and deferred tax assets, to the extent required to be deducted from regulatory capital.

        Citigroup is also subject to a Leverage ratio requirement, a non-risk-based measure of capital adequacy, which is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets.

        To be "well capitalized" under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels. In addition, the Federal Reserve Board currently expects bank holding companies to maintain a minimum Leverage ratio of 3% or 4%, depending on factors specified in its regulations. The following table sets forth Citigroup's regulatory capital ratios as of September 30, 2013 and December 31, 2012:

	Sept. 30, 2013(1)	Dec. 31, 2012(2)
Tier 1 Common	12.68%	12.67%
Tier 1 Capital	13.64	14.06
Total Capital (Tier 1 Capital + Tier 2 Capital)	16.68	17.26
Leverage	8.13	7.48

(1)
Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(2)
Tier 1 Common, Tier 1 Capital, and Total Capital ratios are calculated based on Basel I credit risk and market risk capital rules.

        As indicated in the table above, Citigroup was "well capitalized" under the current federal bank regulatory agency definitions as of September 30, 2013 and December 31, 2012.

Components of Citigroup Capital Under Current Regulatory Guidelines

In millions of dollars	September 30, 2013	December 31, 2012
Tier 1 Common Capital
Citigroup common stockholders' equity(1)	$195,662	$186,487
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities AFS, net of tax(2)(3)	(1,356)	597
Less: Accumulated net unrealized losses on cash flow hedges, net of tax	(1,341)	(2,293)
Less: Defined benefit plans liability adjustment, net of tax(4)	(4,317)	(5,270)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax(5)	(138)	18
Less: Disallowed deferred tax assets(6)	39,810	41,800
Less: Intangible assets:
Goodwill, net of related deferred tax liability (DTL)	23,527	24,170
Other disallowed intangible assets, net of related DTL	3,525	3,868
Other	(412)	(502)

Total Tier 1 Common Capital	$135,540	$123,095

Tier 1 Capital
Qualifying perpetual preferred stock(1)	$5,184	$2,562
Qualifying trust preferred securities	4,221	9,983
Qualifying noncontrolling interests	846	892

Total Tier 1 Capital	$145,791	$136,532

Tier 2 Capital
Allowance for credit losses(7)	$13,479	$12,330
Qualifying subordinated debt(8)	19,070	18,689
Net unrealized pretax gains on AFS equity securities(2)	1	135

Total Tier 2 Capital	$32,550	$31,154

Total Capital (Tier 1 Capital + Tier 2 Capital)	$178,341	$167,686

Citigroup Risk-Weighted Assets

In millions of dollars	September 30, 2013	December 31, 2012(10)
Credit Risk-Weighted Assets(9)	$943,462	$929,722
Market Risk-Weighted Assets	125,529	41,531

Total Risk-Weighted Assets	$1,068,991	$971,253

(1)
Issuance costs of $59 million related to preferred stock outstanding at September 30, 2013 are excluded from common stockholders' equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)
Tier 1 Capital excludes net unrealized gains (losses) on AFS debt securities and net unrealized gains on AFS equity securities with readily determinable fair values, in accordance with current risk-based capital guidelines. Further, in arriving at Tier 1 Capital, banking organizations are required to deduct net unrealized losses on AFS equity securities with readily determinable fair values, net of tax. Banking organizations are permitted to include in Tier 2 Capital up to 45% of net unrealized pretax gains on AFS equity securities with readily determinable fair values.

(3)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities which were previously transferred from AFS to HTM, and non-credit-related factors such as changes in interest rates and liquidity spreads for HTM securities with other than temporary impairment.

(4)
The Federal Reserve Board granted interim capital relief for the impact of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).

(5)
The impact of changes in Citigroup's own creditworthiness in valuing liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with current risk-based capital guidelines.

(6)
Of Citi's approximately $53 billion of net deferred tax assets at September 30, 2013, approximately $11 billion of such assets were not deducted in calculating regulatory capital pursuant to current risk-based capital guidelines, while approximately $40 billion of such assets exceeded the limitation imposed by these guidelines and were deducted in arriving at Tier 1 Capital. Citi's approximately $2 billion of other net deferred tax assets primarily represented deferred tax assets related to the regulatory capital adjustments for defined benefit plans liability, unrealized gains (losses) on AFS securities and cash flow hedges, offset by deferred tax liabilities related to the adjustments for goodwill and certain other intangible assets, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(7)
Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(8)
Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(9)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of approximately $63 billion for interest rate, commodity, equity, foreign exchange, and credit derivative contracts as of September 30, 2013, compared with approximately $62 billion as of December 31, 2012. Credit risk-weighted assets also include those deriving from certain other off-balance-sheet exposures, such as financial guarantees, unfunded lending commitments and letters of credit, and reflect deductions such as for certain intangible assets and any excess allowance for credit losses.

(10)
Risk-weighted assets as computed under Basel I credit risk and market risk capital rules. Total risk-weighted assets at December 31, 2012, including estimated market risk-weighted assets of approximately $169.3 billion assuming application of the Basel II.5 rules, would have been approximately $1.11 trillion.

Citigroup Capital Rollforward Under Current Regulatory Guidelines

In millions of dollars	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Tier 1 Common Capital
Balance, beginning of period	$131,824	$123,095
Net income	3,227	11,217
Dividends declared	(140)	(214)
Net increase in treasury stock	(397)	(625)
Net change in additional paid-in capital(1)	174	698
Net change in foreign currency translation adjustment included in accumulated other comprehensive income, net of tax	564	(1,854)
Net change in cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax	149	156
Net decrease in disallowed deferred tax assets	244	1,990
Net change in goodwill and other intangible assets, net of related DTL	(133)	986
Other	28	91

Net increase in Tier 1 Common Capital	$3,716	$12,445

Balance, end of period	$135,540	$135,540

Tier 1 Capital
Balance, beginning of period	$143,502	$136,532
Net increase in Tier 1 Common Capital	3,716	12,445
Net decrease in qualifying trust preferred securities	(2,341)	(5,762)
Net increase in qualifying perpetual preferred stock(2)	930	2,622
Net decrease in qualifying noncontrolling interests	(16)	(46)

Net increase in Tier 1 Capital	$2,289	$9,259

Balance, end of period	$145,791	$145,791

Tier 2 Capital
Balance, beginning of period	$31,877	$31,154
Net change in allowance for credit losses eligible for inclusion in Tier 2 Capital(3)	(197)	1,149
Net increase in qualifying subordinated debt	903	381
Net change in net unrealized pretax gains on AFS equity securities eligible for inclusion in Tier 2 Capital	(33)	(134)

Net increase in Tier 2 Capital	$673	$1,396

Balance, end of period	$32,550	$32,550

Total Capital (Tier 1 Capital + Tier 2 Capital)	$178,341	$178,341

(1)
Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(2)
Citi issued $950 million and $2.8 billion of qualifying perpetual preferred stock during the three and nine months ended September 30, 2013, respectively. These issuances were partially offset by both redemptions and the netting of issuance costs, which in the aggregate were $20 million and $153 million for the three and nine months ended September 30, 2013, respectively.

(3)
The net change for the nine months ended September 30, 2013 reflects, in part, an increase in the portion of the allowance for credit losses eligible for inclusion in Tier 2 Capital resulting from an increase in gross risk-weighted assets due to the adoption of Basel II.5.

Capital Resources of Citigroup's Subsidiary U.S. Depository Institutions Under Current Regulatory Guidelines

        Citigroup's subsidiary U.S. depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board. The following table sets forth the capital tiers and capital ratios under current regulatory guidelines for Citibank, N.A., Citi's primary subsidiary U.S. depository institution, as of September 30, 2013 and December 31, 2012.

In billions of dollars, except ratios	Sept. 30, 2013(1)	Dec. 31, 2012(2)
Tier 1 Common Capital	$121.2	$116.6
Tier 1 Capital	121.9	117.4
Total Capital (Tier 1 Capital + Tier 2 Capital)	140.6	135.5

Tier 1 Common ratio	13.62%	14.12%
Tier 1 Capital ratio	13.70	14.21
Total Capital ratio	15.80	16.41
Leverage ratio	9.54	8.97

(1)
Tier 1 Common, Tier 1 Capital, and Total Capital ratios are calculated based on Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(2)
Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on Basel I credit risk and market risk capital rules.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Guidelines

        The following table presents the estimated sensitivity of Citigroup's and Citibank, N.A.'s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital or Total Capital (numerator), or changes of $1 billion in risk-weighted assets or adjusted average total assets (denominator), as of September 30, 2013. This information is provided for the purpose of analyzing the impact that a change in Citigroup's or Citibank, N.A.'s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets or adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk-weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in adjusted average total assets
Citigroup	0.9 bps	1.2 bps	0.9 bps	1.3 bps	0.9 bps	1.6 bps	0.6 bps	0.5 bps

Citibank, N.A.	1.1 bps	1.5 bps	1.1 bps	1.5 bps	1.1 bps	1.8 bps	0.8 bps	0.7 bps

Citigroup Broker-Dealer Subsidiaries

        At September 30, 2013, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC's net capital rule, of $6.3 billion, which exceeded the minimum requirement by $5.6 billion.

        In addition, certain of Citi's other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup's other broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2013.

Basel III

Tier 1 Common Ratio

        At September 30, 2013, Citi's estimated Basel III Tier 1 Common ratio was 10.5%, compared to an estimated 10.0% at June 30, 2013 (each based on the "Advanced Approaches" for determining total risk-weighted assets).(14) The increase in the ratio quarter-over-quarter was primarily due to quarterly net income and other improvements to Tier 1 Common Capital, including further utilization of DTAs (see "Income Taxes" below) as well as continued lower overall risk-weighted assets, partially offset by share repurchases and dividends.

        The tables below set forth the components of Citi's Basel III capital, as well as estimated risk-weighted assets as of September 30, 2013 and December 31, 2012.

Components of Citigroup Capital Under Basel III

In millions of dollars	September 30, 2013(1)	December 31, 2012(2)
Tier 1 Common Capital
Citigroup common stockholders' equity(3)	$195,662	$186,487
Add: Qualifying noncontrolling interests	172	171
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(4)	(1,341)	(2,293)
Less: Cumulative change in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax	339	587
Less: Intangible assets:
Goodwill, net of related DTL(5)	24,721	25,488
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTL	4,966	5,632
Less: Defined benefit pension plan net assets	954	732
Less: Deferred tax assets (DTAs) arising from net operating losses and foreign tax credit carryforwards	27,974	28,800
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(6)	16,530	22,316

Total Tier 1 Common Capital	$121,691	$105,396

Additional Tier 1 Capital
Qualifying perpetual preferred stock(3)	$5,184	$2,562
Qualifying noncontrolling interests	37	37
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(7)	234	247

Total Tier 1 Capital	$126,678	$107,748

Tier 2 Capital
Qualifying subordinated debt	$19,070	$18,689
Qualifying trust preferred securities	4,221	9,983
Qualifying noncontrolling interests	49	49
Regulatory Capital Adjustment and Deduction:
Add: Excess of eligible credit reserves over expected credit losses(8)	2,667	5,115
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(7)	234	247

Total Tier 2 Capital	$25,773	$33,589

Total Capital (Tier 1 Capital + Tier 2 Capital)(9)	$152,451	$141,337

Citigroup Risk-Weighted Assets Under Basel III

In millions of dollars	September 30, 2013(1)	December 31, 2012(2)
Advanced Approaches total risk-weighted assets	$1,159,000	$1,206,000
Standardized Approach total risk-weighted assets	$1,157,000	$1,200,000

(1)
Calculated based on the Final Basel III Rules, and with full implementation assumed for capital components.

(2)
Calculated based on the proposed U.S. Basel III rules (Basel III NPR), and with full implementation assumed for capital components.

(3)
Issuance costs of $59 million related to preferred stock outstanding at September 30, 2013 are excluded from common stockholders' equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(4)
Tier 1 Common Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in accumulated other comprehensive income (AOCI) that relate to the hedging of items not recognized at fair value on the balance sheet.

(5)
Includes goodwill "embedded" in the valuation of significant common stock investments in unconsolidated financial institutions.

(6)
Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

(7)
50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(8)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(9)
Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital. In accordance with the Standardized Approach, Total Capital was $163 billion and $149.3 billion at September 30, 2013 and December 31, 2012, respectively.

Citigroup Capital Rollforward Under Basel III

In millions of dollars	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Tier 1 Common Capital
Balance, beginning of period	$117,147	$105,396
Net income	3,227	11,217
Dividends declared	(140)	(214)
Net increase in treasury stock	(397)	(625)
Net change in additional paid-in capital(1)	174	699
Net change in accumulated other comprehensive income, net of tax	1,126	(1,902)
Net change in accumulated net unrealized losses on cash flow hedges, net of tax(2)	(330)	(952)
Net change in cumulative change in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax	185	248
Net change in goodwill, net of related DTL(3)	(169)	767
Net change in other intangible assets other than mortgage servicing rights (MSRs), net of related DTL	91	666
Net increase in defined benefit pension plan net assets	(78)	(222)
Net change in deferred tax assets (DTAs) arising from net operating losses and foreign tax credit carryforwards	(74)	826
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)	918	5,786
Other	11	1

Net increase in Tier 1 Common Capital	$4,544	$16,295

Balance, end of period	$121,691	$121,691

Tier 1 Capital
Balance, beginning of period	$121,204	$107,748
Net increase in Tier 1 Common Capital	4,544	16,295
Net increase in qualifying perpetual preferred stock	930	2,622
Other	—	13

Net increase in Tier 1 Capital	$5,474	$18,930

Balance, end of period	$126,678	$126,678

Tier 2 Capital
Balance, beginning of period	$28,246	$33,589
Net increase in qualifying subordinated debt	903	381
Net decrease in qualifying trust preferred securities	(2,341)	(5,762)
Net change in excess of eligible credit reserves over expected credit losses	(1,036)	(2,448)
Other	1	13

Net decrease in Tier 2 Capital	$(2,473)	$(7,816)

Balance, end of period	$25,773	$25,773

Total Capital (Tier 1 Capital + Tier 2 Capital)	$152,451	$152,451

(1)
Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(2)
Tier 1 Common Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in AOCI that relate to the hedging of items not recognized at fair value on the balance sheet.

(3)
Includes goodwill "embedded" in the valuation of significant common stock investments in unconsolidated financial institutions.

(4)
Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

Supplementary Leverage Ratio

        Citigroup's estimated Basel III Supplementary Leverage ratio was 5.1% for the third quarter of 2013, compared to an estimated 4.9% for the second quarter.(14) The quarter over quarter ratio improvement was primarily due to an increase in Tier 1 Capital arising largely from quarterly net income, partially offset by an increase in Total Leverage Exposure substantially resulting from higher on-balance sheet assets. The Supplementary Leverage ratio represents the average for the quarter of the three monthly ratios of Tier 1 Capital to Total Leverage Exposure (i.e., the sum of the ratios calculated for July, August and September, divided by three). Total Leverage Exposure is the sum of: (i) the carrying value of all on-balance sheet assets less applicable Tier 1 Capital deductions; (ii) the potential future exposure on derivative contracts; (iii) 10% of the notional amount of unconditionally cancellable commitments; and (iv) the full notional amount of certain other off-balance sheet exposures (e.g., other commitments and contingencies).

Regulatory Capital Standards Developments

Basel II.5

        In June 2012, the U.S. banking agencies released final (revised) market risk capital rules (Basel II.5), which became effective on January 1, 2013. Subsequently, in July 2013, the U.S. banking agencies issued a notice of proposed rulemaking that would amend Basel II.5 by conforming such rules to certain elements of the Final Basel III Rules, as well as incorporating additional clarifications. Citi does not expect that these changes to Basel II.5, if adopted as proposed, would have a material impact on the measurement of market risk capital.

Basel III

        In July 2013, the U.S. banking agencies released the Final Basel III Rules which comprehensively revise the regulatory capital framework for substantially all U.S. banking organizations, and implement many aspects of the Basel Committee on Banking Supervision's (BCBS) Basel III rules as well as incorporate relevant provisions of the Dodd-Frank Act. The Final Basel III Rules are largely consistent with the Basel III NPR (including the Standardized Approach NPR and the Advanced Approaches NPR) issued in June 2012, as applicable to "Advanced Approaches" banking organizations (generally those with consolidated total assets of at least $250 billion or consolidated total on balance sheet foreign exposures of at least $10 billion), which includes Citi and Citibank, N.A. Advanced Approaches banking organizations are required to adopt the Final Basel III Rules effective January 1, 2014, with the exception of the "Standardized Approach" for deriving risk-weighted assets which becomes effective January 1, 2015. For additional information regarding the Basel III NPR, see "Capital Resources and Liquidity—Capital Resources—Regulatory Capital Standards—Basel III" in Citi's 2012 Annual Report on Form 10-K.

        Among the more significant of the revisions under the Final Basel III Rules relative to Advanced Approaches banking organizations are the treatment of non-qualifying Tier 1 and Tier 2 Capital instruments and expansion of the capital floor provision of the "Collins Amendment" of the Dodd-Frank Act to include the Capital Conservation Buffer.

        The Final Basel III Rules require that Advanced Approaches banking organizations phase-out from Tier 1 Capital trust preferred securities issued prior to May 19, 2010 by January 1, 2016, with 50% of these capital instruments includable in Tier 1 Capital in 2014 and 25% includable in 2015. The trust preferred securities excluded from Tier 1 Capital may be included in full in Tier 2 Capital during those two years, but must be phased out of Tier 2 Capital by January 1, 2022 (declining in 10% annual increments starting at 60% in 2016).

        Under the Final Basel III Rules, any nonconforming Tier 2 Capital instruments (such as subordinated debt) issued prior to May 19, 2010 will be required to be phased out by January 1, 2016, but issuances after May 19, 2010 will be required to be excluded from capital as of January 1, 2014. Furthermore, in connection with the Final Basel III Rules, the U.S. banking agencies had indicated their views regarding the appropriate subordination standard for Tier 2 qualifying subordinated debt, which would have represented a departure from the current guidance upon which bank holding companies have, in part,

(14)
Citigroup's estimated Basel III Tier 1 Common ratio and estimated Basel III Supplementary Leverage ratio as of September 30, 2013 are based on the Final Basel III Rules, whereas these ratios as of June 30, 2013 are based on the Basel III NPR. Citi's Basel III estimates as of September 30, 2013, are based on its current understanding, expectations and interpretation of the Final Basel III Rules and are necessarily subject to, among other matters, Citi's review and implementation of the Final Basel III Rules, anticipated compliance with all required enhancements to model calibration and other refinements with respect to the Basel III Tier 1 Common ratio, and further regulatory implementation guidance in the U.S. Citi's estimated Basel III Tier 1 Common ratio and estimated Basel III Supplementary Leverage ratio and certain related components are non-GAAP financial measures. Citigroup believes these ratios and their components provide useful information to investors and others by measuring Citigroup's progress against future regulatory capital standards.

historically relied. The U.S. banking agencies have, however, subsequently clarified these views, indicating the intent to retain unchanged the current guidance regarding subordination standards. As such, Citi's outstanding Tier 2 subordinated debt continues to be qualifying, and is therefore not subject to future exclusion or phase out under the Final Basel III Rules.

        With regard to minimum required risk-based capital ratios, the Final Basel III Rules modify the regulations implementing the capital floor provision of the Collins Amendment as adopted in June 2011. This provision requires Advanced Approaches banking organizations to calculate each of the three risk-based capital ratios (Tier 1 Common, Tier 1 Capital and Total Capital) under both the Standardized Approach starting on January 1, 2015 (or, for 2014, prior to the effective date of the Standardized Approach, the existing Basel I and Basel II.5 capital rules) and the "Advanced Approaches" and report the lower (most conservative) of each of the resulting capital ratios.

        Advanced Approaches banking organizations, such as Citi, are required, however, to participate in a "parallel run" period, wherein their publicly disclosed ratios (and ratios against which compliance with the regulatory capital framework is to be measured) would consist of only those risk-based capital ratios calculated under the Basel I and Basel II.5 Capital rules (or, after January 1, 2015, under the Standardized Approach). During the parallel run period, Advanced Approaches banking organizations are required to report their risk-based capital ratios under the Advanced Approaches only to their primary federal banking regulator, which for Citi is the Federal Reserve Board. Upon exiting parallel run, with the permission of its primary federal banking regulator, an Advanced Approaches banking organization would then be required to disclose (and would be measured for compliance against) the lower of each of the risk-based capital ratios calculated under the Collins Amendment, as set forth above.

        In contrast to the Basel III NPR, however, the Final Basel III Rules also require that the Capital Conservation Buffer for Advanced Approaches banking organizations, as well as the Countercyclical Capital Buffer, if invoked, be calculated in accordance with the Collins Amendment, thus requiring use of both the Advanced Approaches and the Standardized Approach (or the existing Basel I and Basel II.5 capital rules in 2014) to determine compliance based on the lower (more conservative) of the two. The buffers are to be phased in incrementally from January 1, 2016 through January 1, 2019.

        The Final Basel III Rules are substantially consistent with the Basel III NPR with regard to the Standardized Approach, although the Final Basel III Rules did not adopt modifications to the calculation of risk-weighting for residential mortgages as were proposed. The Final Basel III Rules pertaining to the Standardized Approach are applicable to substantially all U.S. banking organizations and, when effective on January 1, 2015, will become the generally applicable risk-based standard for purposes of the Collins Amendment floor, replacing the existing Basel I and Basel II.5 capital rules governing the calculation of risk-weighted assets.

        Under the Final Basel III Rules, consistent with the Basel III NPR, Advanced Approaches banking organizations are also required to calculate two leverage ratios, a "Tier 1" Leverage ratio and a "Supplementary" Leverage ratio. Citi, as with substantially all U.S. banking organizations, will be required to maintain a minimum Tier 1 Leverage ratio of 4%. The Supplementary Leverage ratio significantly differs from the Tier 1 Leverage ratio by including certain off-balance sheet exposures within the denominator of the ratio. Advanced Approaches banking organizations will be required to maintain a minimum Supplementary Leverage ratio of 3% commencing on January 1, 2018, but must commence disclosing this ratio on January 1, 2015.

        In July 2013, subsequent to the release of the Final Basel III Rules, the U.S. banking agencies also issued a notice of proposed rulemaking which would amend the Final Basel III Rules to impose on the eight largest U.S. bank holding companies (currently identified as globally systemically important banks (G-SIBs) by the Financial Stability Board, which includes Citi) a 2% leverage buffer in addition to the stated 3% minimum Supplementary Leverage ratio requirement. The leverage buffer would operate in a manner similar to that of the Capital Conservation Buffer, such that if a banking organization failed to exceed the 2% requirement it would be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Accordingly, the proposal would effectively raise the Supplementary Leverage ratio requirement to 5%. Additionally, the proposed rules would require that insured depository institution subsidiaries of these bank holding companies, such as Citibank, N.A. maintain a minimum Supplementary Leverage ratio of 6% to be considered "well capitalized" under the revised prompt corrective action framework.

        Separately, in June 2013, the BCBS proposed revisions that would significantly increase the denominator of the Basel III Leverage ratio (the equivalent of the U.S. Supplementary Leverage ratio), primarily in relation to the measurement of exposure regarding derivatives and securities financing transactions. The U.S. banking agencies may revise the Supplementary Leverage ratio in the future based upon any revisions adopted by the BCBS.

 Tangible Common Equity and Tangible Book Value Per Share

        Tangible common equity (TCE), as currently defined by Citigroup, represents common equity less goodwill and other intangible assets (other than mortgage servicing rights (MSRs)). Other companies may calculate TCE in a different manner.

        The following table sets forth Citi's TCE and related information as of September 30, 2013 and December 31, 2012.(15) The decline in Citi's TCE ratio as of September 30, 2013 was primarily due to a significant increase in market risk-weighted assets resulting from the adoption of Basel II.5 on January 1, 2013, offset in part by net income during the period.

In millions of dollars or shares, except ratios and per share data	September 30, 2013	December 31, 2012
Total Citigroup stockholders' equity	$200,846	$189,049
Less:
Preferred stock	5,243	2,562

Common equity	$195,603	$186,487
Less:
Goodwill	25,098	25,673
Other intangible assets (other than MSRs)	4,888	5,697
Goodwill and other intangible assets (other than MSRs) related to assets of discontinued operations held for sale	267	32
Net deferred tax assets related to goodwill and other intangible assets	—	32

Tangible common equity (TCE)	$165,350	$155,053

Tangible assets
GAAP assets	$1,899,511	$1,864,660
Less:
Goodwill	25,098	25,673
Other intangible assets (other than MSRs)	4,888	5,697
Goodwill and other intangible assets (other than MSRs) related to assets for discontinued operations held for sale	267	32
Net deferred tax assets related to goodwill and other intangible assets	—	309

Tangible assets (TA)	$1,869,258	$1,832,949

Risk-weighted assets (RWA)	$1,068,991 (1)	$971,253 (2)

TCE/TA ratio	8.85%	8.46%

TCE/RWA ratio	15.47%	15.96%

Common shares outstanding (CSO)	3,033.0	3,028.9

Book value per share (common equity/CSO)	$64.49	$61.57
Tangible book value per share (TCE/CSO)	$54.52	$51.19

(1)
Risk-weighted assets as computed under current regulatory capital guidelines.

(2)
Risk-weighted assets as computed under Basel I credit risk and market risk capital rules.

(15)
TCE, tangible book value per share and related ratios are non-GAAP financial measures. Citigroup believes these ratios and their components provide useful information to investors as they are capital adequacy metrics used and relied upon by investors and industry analysts.

FUNDING AND LIQUIDITY

Overview

        Citi's funding and liquidity objectives are to maintain liquidity to fund its existing asset base as well as grow its core businesses in Citicorp, while at the same time maintain sufficient excess liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods. Citigroup's primary liquidity objectives are established by entity, and in aggregate, across three major categories:

  •
  the parent entity, which includes the parent holding company (Citigroup) and Citi's broker-dealer subsidiaries that are consolidated into Citigroup (collectively referred to in this section as "parent");

  •
  Citi's significant Citibank entities, which consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore (collectively referred to in this section as "significant Citibank entities"); and

  •
  other Citibank and Banamex entities.

        At an aggregate level, Citigroup's goal is to maintain sufficient funding in amount and tenor to fully fund customer assets and to provide an appropriate amount of cash and high quality liquid assets.(16) The liquidity framework provides that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.

        Citi's primary sources of funding include (i) deposits via Citi's bank subsidiaries, which are Citi's most stable and lowest cost source of long-term funding, (ii) long-term debt (primarily senior and subordinated debt) primarily issued at the parent and certain bank subsidiaries, and (iii) stockholders' equity. These sources may be supplemented by short-term borrowings, primarily in the form of secured financing transactions (securities loaned or sold under agreements to repurchase, or repos).

        As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The key goal of Citi's asset/liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity after funding the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of high quality liquid assets which Citi generally refers to as its "liquidity resources," and is described further below.

(16)
As set forth in the table below, "high quality liquid assets" generally is defined as available cash at central banks and unencumbered liquid securities and is based on Citi's current interpretation of the definition of "high quality liquid assets" under the Basel Committee on Banking Supervision's proposed Basel III Liquidity Coverage Ratio. See "Liquidity Measures" below.

High Quality Liquid Assets

	Parent			Significant Citibank Entities			Other Citibank and Banamex Entities			Total
In billions of dollars	Sept. 30, 2013	Jun. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Jun. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Jun. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Jun. 30, 2013	Sept. 30, 2012
Available cash	$40.7	$34.1	$50.9	$84.1	$67.5	$72.7	$11.5	$13.8	$15.9	$136.3	$115.3	$139.5
Unencumbered liquid securities	24.2	23.8	26.8	172.9	170.5	164.0	76.2	78.0	73.9	273.3	272.3	264.7

Total	$65.0	$57.9	$77.7	$257.0	$238.0	$236.7	$87.7	$91.8	$89.8	$409.6	$387.6	$404.2

Note: Amounts for the second and third quarter of 2013 are based on Citi's current interpretation of the definition of "high quality liquid assets" under the Basel Committee on Banking Supervision's proposed Basel III Liquidity Coverage Ratio (see "Liquidity Measures" below). Amounts for the third quarter of 2012 are based on Citi's prior internal view of its liquidity resources (available cash at central banks and unencumbered liquid securities); such amounts have not been adjusted due to immateriality. All amounts in the table above are as of period-end and may increase or decrease intra-period in the ordinary course of business. On October 24, 2013, the Federal Reserve Board issued proposed quantitative liquidity requirements for U.S. institutions, including Citi. Citi continues to review these proposals and their impact on its definition of liquidity resources and estimated LCR.

        As set forth in the table above, Citigroup's liquidity resources increased from June 30, 2013. The primary driver of the increase in Citi's total liquidity resources quarter-over-quarter was an increase in available cash(17) in the significant Citibank entities, primarily as a result of an increase in deposits in Transaction Services (see "Deposits" below), credit card securitization issuances and a continued reduction of Citi Holdings assets, partially offset by Securities and Banking Corporate lending growth.

        Citi's liquidity resources as of September 30, 2013 set forth in the table above do not include additional potential liquidity in the form of Citigroup's borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $28 billion as of September 30, 2013 and is maintained by pledged collateral to all such banks. The liquidity resources shown above also do not include Citi's borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would also be in addition to the resources noted above.

        In general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup's bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of September 30, 2013, the amount available for lending to these entities under Section 23A was approximately $17 billion (compared to approximately $18 billion at June 30, 2013), provided the funds are collateralized appropriately.

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

        The increase in foreign government securities from the second quarter of 2013 was primarily due to interest rate management activities and growth in international deposits.

        Citi's liquidity resources are composed entirely of cash, securities positions and contractual committed facilities from the central banks. While Citi utilizes derivatives to manage the interest rate and currency risks related to the liquidity resources, credit derivatives are not used.

In billions of dollars	Sept. 30, 2013	Jun. 30, 2013	Sept. 30, 2012
Available cash	$136.3	$115.3	$139.5
U.S. Treasuries	77.8	80.2	73.0
U.S. Agencies/Agency MBS	58.3	64.0	67.0
Foreign Government(1)	121.2	111.6	119.5
Other Investment Grade(2)	16.0	16.5	5.3

Total	$409.6	$387.6	$404.2

Note: Amounts for the second and third quarter of 2013 are based on Citi's interpretation of the definition of "high quality liquid assets" under the proposed Basel Committee on Banking Supervision's Basel III Liquidity Coverage Ratio (see "Liquidity Measures" below). Amounts for the third quarter of 2012 are based on Citi's prior internal view of its liquidity resources; such amounts have not been adjusted due to immateriality.

(1)
Foreign government also includes foreign government agencies, multinationals and foreign government guaranteed securities. Foreign government securities are held largely to support local liquidity requirements and Citi's local franchises and, as of September 30, 2013, principally included government bonds from Brazil, Hong Kong, Japan, Korea, Mexico, Singapore and Taiwan.

(2)
Includes contractual committed facilities from central banks in the amount of $0.9 billion and $0.7 billion at the end of the third and second quarters of 2013, respectively.

(17)
Includes (i) "available cash" liquidity resources include cash on deposit with major central banks, including the U.S. Federal Reserve Bank, European Central Bank, Bank of England, Swiss National Bank, Bank of Japan, the Monetary Authority of Singapore and the Hong Kong Monetary Authority, as well as other cash held in vaults and (ii) unencumbered liquid securities that are available for sale, as collateral for secured financing through private markets or by pledging to the major central banks.

Deposits

        Deposits are the primary and lowest cost funding source for Citi's bank subsidiaries. The table below sets forth the end of period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Sept. 30, 2013	Jun. 30, 2013	Sept. 30, 2012
Global Consumer Banking
North America	$168.6	$165.9	$156.9
EMEA	12.5	12.9	12.9
Latin America	47.5	46.6	47.3
Asia	101.6	101.2	113.1

Total	$330.2	$326.6	$330.2

ICG
Securities and Banking	$112.6	$105.8	$119.4
Transaction Services	452.8	426.1	425.5

Total	$565.4	$531.9	$544.9
Corporate/Other	18.0	15.2	2.7

Total Citicorp	$913.6	$873.7	$877.8
Total Citi Holdings(1)	41.8	64.7	66.8

Total Citigroup Deposits (EOP)	$955.4	$938.4	$944.6

Total Citigroup Deposits (AVG)	$922.1	$924.5	$921.2

(1)
Included within Citi's end of period deposit balance as of September 30, 2013 were approximately $35 billion of deposits related to Morgan Stanley Smith Barney (MSSB) customers that, as previously disclosed, will be transferred to Morgan Stanley, with remaining balances transferred in the amount of approximately $5 billion per quarter through the end of the second quarter of 2015.

        End of period deposits increased 1% year-over-year and 2% quarter-over-quarter. The increase from the prior-year period was driven by underlying business growth as well as certain episodic inflows of Corporate deposits within Transaction Services towards the end of the third quarter, some of which have since run-off as expected. During the third quarter of 2013, approximately $23 billion of deposits relating to MSSB were transferred to Morgan Stanley.

        Average deposits were roughly flat year-over-year and quarter-over-quarter on a reported basis. Average Global Consumer Banking deposits were flat year-over-year, as 8% North America growth was offset by a decline in Asia, from efforts to rebalance the deposit portfolio mix. Average Transaction Services deposits grew by 4% year-over-year, led by deposit growth in EMEA and Latin America, partially offset by a reduction of higher cost time deposits in Asia. This deposit growth in Transaction Services was offset by an 8% decline in Securities and Banking deposits year-over-year, driven by reduced deposit balances with counterparties in Citi's Markets businesses, partially offset by continued deposit growth in the Private Bank.

        Operating balances(18) represented 79% of Citicorp's total deposit base as of September 30, 2013, flat to June 30, 2013 and compared to 76% at September 30, 2012. This shift to operating balances, combined with overall market conditions and prevailing interest rates, continued to reduce Citi's cost of deposits during the third quarter of 2013. Excluding the impact of FDIC assessments and deposit insurance, the average rate on Citi's total deposits was 0.53% at September 30, 2013, compared with 0.56% at June 30, 2013 and 0.70% at September 30, 2012.

Long-Term Debt

        Long-term debt (generally defined as original maturities of one year or more) continued to represent the most significant component of Citi's funding for the parent entities. Parent includes the parent holding company (Citigroup Inc.) and Citi's broker-dealer subsidiaries that are consolidated into Citigroup.

        Long-term debt is an important funding source for Citi's parent entities due in part to its multi-year maturity structure. The weighted average maturities of long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding trust preferred securities) was approximately 6.9 years as of September 30, 2013, unchanged from the prior quarter and prior year period.

        Citi's long-term debt outstanding includes benchmark notes and structured notes, such as equity- and credit-linked notes. Citi's issuance of structured notes is generally driven by customer demand. Structured notes frequently contain contractual features, such as call options, which can lead to an expectation that the debt will be redeemed earlier than one year, despite contractually scheduled original maturities greater than one year.

Long-Term Debt Outstanding

        The following table sets forth Citi's total long-term debt outstanding for the periods indicated:

In billions of dollars	September 30, 2013	June 30, 2013	September 30, 2012
Parent	$168.6	$172.6	$210.0
Senior debt	114.1	118.1	144.5
Subordinated debt(1)	28.0	26.5	28.0
Trust preferred securities	4.3	6.6	10.6
Structured notes and other(2)	22.2	21.4	26.9

Bank	$53.0	$48.4	$61.9
Senior debt	7.5	7.5	10.6
Subordinated debt	0.4	0.4	0.8
Securitizations(3)	30.3	25.5	30.8
FHLB borrowings	14.3	14.5	17.3
Structured notes and other	0.5	0.5	2.4

Total long-term debt	$221.6	$221.0	$271.9

(1)
Subordinated debt at the parent level includes approximately $3.3 billion of subordinated debt that was issued upon exchange of approximately $3.0 billion of trust preferred securities during 2013 that were previously held by the U.S. Treasury and FDIC. As a result of this exchange, the trust preferred securities were transferred into the subordinated debt line item.

(2)
Includes securitizations of $0.2 billion, $0.3 billion and $3.5 billion during the third and second quarters of 2013, and third quarter of 2012, respectively.

(3)
Of the approximately $30.3 billion of total bank securitizations at September 30, 2013, approximately $28.8 billion related to credit card securitizations.

(18)
Citi defines operating balances as checking and savings accounts for individuals, as well as cash management accounts for corporations. This compares to time deposits, where rates are fixed for the term of the deposit and which have generally lower margins.

        As set forth in the table above, Citi's overall long-term debt remained flat quarter-over-quarter, as the continued reduction in parent debt was offset by increases at the bank. In the bank, the increase was due to approximately $4.9 billion of credit card securitizations by the Citibank Credit Card Issuance Trust (CCCIT) during the third quarter. In the parent, the decrease was primarily due to debt maturities, trust preferred redemptions, and debt repurchases through tender offers or buybacks, offset by issuances. Citi expects this trend to continue into the fourth quarter, with a modest further reduction in unsecured parent company debt, offset by growth in securitization activities at the bank.

        As previously disclosed and as part of its liquidity and funding strategy, Citi has considered, and may continue to consider, opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases decrease Citi's overall funding costs. During the third quarter of 2013, Citi repurchased an aggregate of approximately $3.8 billion of its outstanding long-term and short-term debt primarily pursuant to selective public tender offers and open market purchases. Citi also redeemed $1.0 billion of trust preferred securities during the current quarter, and announced the redemption of $0.4 billion of outstanding trust preferred securities, which closed on October 1, 2013. During the third quarter, Citi also exchanged the remaining $2.2 billion of trust preferred securities held by the FDIC for two series of subordinated notes, which were then remarketed to third party investors (for details on Citi's remaining outstanding trust preferred securities, see Note 16 to the Consolidated Financial Statements).

        Year-to-date, Citi has reduced its long-term debt outstanding at the parent by approximately $20 billion, including a $12 billion net reduction from maturities, redemptions, and issuances; $6 billion of mark-to-market decrease due to increasing interest rates; and $2 billion as a result of FX translation, primarily due to the weakening of certain currencies. During the remainder of 2013, Citi expects any further trust preferred redemptions and/or debt buybacks to likely be offset by increased issuances. Generally, changes in Citi's long-term debt reflect the funding needs of its businesses, and also depends on the economic environment as well as any potential new regulatory changes, such as prescribed levels of debt required to be maintained by Citi pursuant to the U.S. banking regulators orderly liquidation authority (for additional information, see "Risk Factors—Regulatory Risks" in Citi's 2012 Annual Report on Form 10-K).

Long-Term Debt Issuances and Maturities

        The table below details Citi's long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	For the nine months ended September 30, 2013
In billions of dollars	Maturities(1)	Issuances(1)
Parent	$36.5	$24.5
Senior debt	20.7	13.7
Subordinated debt	2.0	4.6
Trust preferred securities	7.0	0.0
Structured notes(2)	6.8	6.2
Bank	$14.5	$17.2
Senior debt	2.7	2.1
Subordinated debt	0.2	0.0
FHLB borrowings	9.8	7.8
Securitizations(2)	1.8	7.3

Total	$51.0	$41.7

(1)
Maturities include the redemption of approximately $3.0 billion of trust preferred securities previously held by the U.S. Treasury and FDIC. Issuance includes the exchange of these trust preferred securities for approximately $3.3 billion of subordinated debt.

(2)
Includes $2.1 billion of equity-linked and credit-linked notes with early redemption features effective within one year.

        The table below shows Citi's aggregate long-term debt maturities year to date in 2013, as well as its aggregate expected annual long term debt maturities, in each case including repurchases and redemptions, as of September 30, 2013:

		Expected Long-Term Debt Maturities as of September 30, 2013
	Maturities 2013YTD
In billions of dollars		2013	2014	2015	2016	2017	2018	Thereafter	Total
Parent	$36.5	$6.7	$24.7	$20.2	$20.2	$21.5	$12.7	$62.6	$168.6
Senior debt	20.7	5.6	16.6	15.3	15.5	15.8	9.9	35.4	114.1
Subordinated debt	2.0	0.0	4.0	0.7	1.5	3.8	1.2	16.8	28.0
Trust preferred securities	7.0	0.4	0.0	0.0	0.0	0.0	0.0	3.9	4.3
Structured notes	6.8	0.7	4.1	4.2	3.2	1.9	1.6	6.3	22.0
Other	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.2	0.2

Bank	$14.5	$3.1	$17.5	$10.7	$9.6	$3.1	$5.7	$3.3	$53.0
Senior debt	2.5	0.4	1.8	2.0	1.2	0.8	0.2	1.1	7.5
Subordinated debt	0.2	0.0	0.1	0.0	0.0	0.0	0.0	0.3	0.4
Securitizations	1.8	0.7	8.0	7.6	4.4	2.3	5.5	1.8	30.3
FHLB borrowings	9.8	2.0	7.3	1.0	4.0	0.0	0.0	0.0	14.3
Structured notes	0.2	0.0	0.3	0.1	0.0	0.0	0.0	0.1	0.5

Total long-term debt	$51.0	$9.8	$42.2	$30.9	$29.8	$24.6	$18.4	$65.9	$221.6

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

        Secured financing was $216 billion as of September 30, 2013, compared to $218 as of June 30, 2013 and $224 billion as of September 30, 2012. The decrease in secured financing quarter-over-quarter was primarily driven by a reduction in trading positions in Securities and Banking businesses (see "Balance Sheet Review—Assets" above).

        Average balances for secured financing were approximately $225 billion for the quarter ended September 30, 2013, compared to $243 for the quarter ended June 30, 2013 and $221 billion for the quarter ended September 30, 2012. The decrease in average balances quarter-over-quarter was primarily due to a return to normal levels after unusually high average balances in the second quarter of 2013 (driven by seasonal intra-quarter growth, particularly in EMEA).

Commercial Paper

        The following table sets forth Citi's commercial paper outstanding for each of its parent and significant Citibank entities, respectively, for each of the periods indicated.

In billions of dollars	Sept. 30, 2013	Jun. 30, 2013	Sept. 30, 2012
Commercial paper
Parent	$0.3	$0.2	$0.6
Significant Citibank Entities	17.6	18.1	11.8

Total	$17.9	$18.3	$12.4

Other Short-Term Borrowings

        At September 30, 2013, Citi's other short-term borrowings, which includes borrowings from the FHLB and other market participants, were approximately $41 billion, compared with $40 billion at June 30, 2013 and $37 billion at September 30, 2012.

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

        The structural liquidity ratio, defined as the sum of deposits, long-term debt and stockholders' equity as a percentage of total assets, measures whether the asset base is funded by sufficiently long-dated liabilities. Citi's structural liquidity ratio remained stable at approximately 72% as of September 30, 2013.

        In addition, Citi believes it is currently in compliance with the Basel Committee on Banking Supervision's proposed Basel III Liquidity Coverage Ratio (LCR), as amended on January 7, 2013 (the BCBS LCR guidelines). On October 24, 2013, the Federal Reserve Board issued proposed quantitative liquidity requirements for U.S. institutions, including Citi. Citi continues to review these proposals and their impact on its definition of liquidity resources and estimated LCR.

        The LCR as proposed by the Federal Reserve Board would require large banking institutions, including Citi, to hold an amount of unencumbered high quality liquid assets sufficient to meet liquidity needs under an acute stress scenario that lasts 30 days. The Federal Reserve Board's proposed LCR rule is generally consistent with the BCBS LCR guidelines, but is more stringent in several areas, such as the range of assets that would qualify as HQLA and the definition of net cash outflows. Net cash outflows would reflect the largest cumulative cash outflow day within the 30 day liquidity reporting period, as opposed to the 30th day of the reporting period as under the BCBS LCR guidelines. In addition, the proposed transition period is shorter than that included in the BCBS LCR guidelines. The proposal is expected to be open for public comment until January 31, 2014.

        Based on Citi's current interpretation of the BCBS LCR guidelines, Citi's estimated LCR was approximately 113% as of September 30, 2013, compared with approximately 110% at June 30, 2013 and 121% at September 30, 2012.(19) The increase in the LCR during the third quarter was primarily driven by the increase in deposits discussed above. Citi's current 113% LCR represents additional liquidity of approximately $48 billion above the proposed minimum 100% LCR threshold. Citi currently operates with an LCR in the range of 110%, with the potential for modest variability from quarter-to-quarter going forward.

        The LCR, as proposed by the BCBS, is designed to ensure banks maintain an adequate level of unencumbered cash and highly liquid securities that can be converted to cash to meet liquidity needs under an acute 30-day stress scenario. Under the BCBS LCR guidelines, the LCR is to be calculated by dividing

(19)
Citi's estimated LCR is a non-GAAP financial measure. Citi believes this measure provides useful information to investors and others by measuring Citi's progress toward potential future expected regulatory liquidity standards. Citi's estimated LCR for all periods presented is based on its current interpretation, expectations and understanding of the BCBS LCR guidelines and calculation requirements and is necessarily subject to final regulatory clarity and rulemaking and other implementation guidance.

the amount of unencumbered cash and highly liquid, unencumbered government, government-backed and corporate securities by estimated net outflows over a stressed 30-day period. The net outflows are calculated by applying assumed outflow factors, prescribed in the BCBS LCR guidelines, to various categories of liabilities, such as deposits, unsecured and secured wholesale borrowings, unused commitments and derivatives-related exposures, partially offset by inflows from assets maturing within 30 days. The BCBS LCR requirements expanded the definition of liquid assets, and reduced outflow estimates for certain types of deposits and commitments.

Credit Ratings

        Citigroup's funding and liquidity, including its funding capacity, ability to access the capital markets and other sources of funds, as well as the cost of these funds, and its ability to maintain certain deposits, is partially dependent on its credit ratings. The table below indicates the ratings for Citigroup, Citibank, N.A. and Citigroup Global Markets Inc. (a broker-dealer subsidiary of Citigroup) as of September 30, 2013.

Debt Ratings as of September 30, 2013

	Citigroup Inc.		Citibank, N.A.
	Senior debt	Commercial paper	Long- term	Short- term
Fitch Ratings (Fitch)	A	F1	A	F1
Moody's Investors Service (Moody's)	Baa2	P-2	A3	P-2
Standard & Poor's (S&P)	A-	A-2	A	A-1

Note: Citigroup Global Markets Inc. (CGMI) is rated A/A-1 by Standard & Poor's.

Recent Credit Rating Developments

        On August 22, 2013, Moody's placed Citibank, N.A.'s ratings on review for upgrade, including the unsupported rating and the deposit and senior debt ratings, noting Citi's "declining exposure to legacy assets, strengthened profitability and improved capital." This announcement followed Moody's previously announced review of government support assumptions for the six largest U.S. banks, related to potential implementation of Orderly Liquidation Authority under the Dodd-Frank Act.

        Additionally, Citigroup Inc.'s senior, subordinated and junior subordinated debt ratings were placed on review with "direction uncertain", indicating that Moody's may remove 1 or 2 notches of Citigroup Inc.'s government support notches. Given the simultaneous review of Citi's stand-alone credit profile, any potential upgrade to the unsupported rating at the bank level, as discussed above, may partially offset the removal of government support at the holding company level. Government support assumptions for Citibank, N.A. are not being reviewed at this time.

        Additionally, Moody's placed Citigroup Inc.'s short-term rating on review for downgrade. The potential negative impact of a lower government support assumption is not expected to be offset by enough other factors, including any positive benefits of improvements in standalone credit strength. If Citigroup Inc.'s long-term senior unsecured ratings remain unchanged, its short-term ratings would remain 'P-2'; a net reduction in Citigroup's long-term senior unsecured ratings would likely result in a reduction of its corresponding short-term ratings to 'P-3.'

        Citigroup Inc.'s non-cumulative preferred stock was also placed on review for upgrade (currently 'B1'). Preferred stock ratings do not benefit from government support uplift, and therefore could be upgraded as part of the review of the stand-alone credit profile (unsupported rating).

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

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers

        As of September 30, 2013, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup's funding and liquidity due to derivative triggers by approximately $0.9 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

        In addition, as of September 30, 2013, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.'s funding and liquidity due to derivative triggers by approximately $2.6 billion.

        In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $3.4 billion (see also Note 20 to the Consolidated Financial Statements). As set forth under "High Quality Liquid Assets" above, the liquidity resources of Citi's parent entities were approximately $65 billion, and the liquidity resources of Citi's significant Citibank entities and other Citibank and Banamex entities were approximately $345 billion, for a total of approximately $410 billion as of September 30, 2013. These liquidity resources are available in part as a contingency for the potential events described above.

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

Citibank, N.A.—Additional Potential Impacts

        In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.'s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of September 30, 2013, Citibank, N.A. had liquidity commitments of approximately $17.6 billion to consolidated asset-backed commercial paper conduits (as referenced in Note 19 to the Consolidated Financial Statements).

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

        The table below presents where a discussion of Citi's various off-balance-sheet arrangements may be found in this Form 10-Q. In addition, see "Significant Accounting Policies and Significant Estimates—Securitizations" as well as Notes 1, 22 and 27 to the Consolidated Financial Statements in Citigroup's 2012 Annual Report on Form 10-K.

Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 19 to the Consolidated Financial Statements.
Letters of credit, and lending and other commitments	See Note 23 to the Consolidated Financial Statements.
Guarantees	See Note 23 to the Consolidated Financial Statements.

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

 CREDIT RISK

Loans Outstanding

In millions of dollars	3rd Qtr. 2013	2nd Qtr. 2013	1st Qtr. 2013	4th Qtr. 2012	3rd Qtr. 2012
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$110,813	$112,890	$120,768	$125,946	$128,737
Installment, revolving credit, and other	13,265	13,061	12,955	14,070	14,210
Cards	110,734	104,925	104,535	111,403	108,819
Commercial and industrial	6,349	5,620	5,386	5,344	5,042

	$241,161	$236,496	$243,644	$256,763	$256,808

In offices outside the U.S.
Mortgage and real estate(1)	$54,428	$53,507	$54,717	$54,709	$54,529
Installment, revolving credit, and other	32,306	32,296	34,020	33,958	34,094
Cards	35,966	35,748	39,522	40,653	39,671
Commercial and industrial	23,741	23,849	22,906	22,225	22,266
Lease financing	743	712	745	781	742

	$147,184	$146,112	$151,910	$152,326	$151,302

Total Consumer loans	$388,345	$382,608	$395,554	$409,089	$408,110
Unearned income	(523)	(456)	(378)	(418)	(358)

Consumer loans, net of unearned income	$387,822	$382,152	$395,176	$408,671	$407,752

Corporate loans
In U.S. offices
Commercial and industrial	$33,936	$30,798	$28,558	$26,985	$30,056
Loans to financial institutions	22,813	23,982	16,500	18,159	17,376
Mortgage and real estate(1)	29,168	26,215	25,576	24,705	24,221
Installment, revolving credit, and other	31,084	31,919	33,621	32,446	32,987
Lease financing	1,493	1,535	1,369	1,410	1,394

	$118,494	$114,449	$105,624	$103,705	$106,034

In offices outside the U.S.
Commercial and industrial	$86,012	$84,317	$85,258	$82,939	$85,854
Installment, revolving credit, and other	16,783	14,581	14,733	14,958	16,758
Mortgage and real estate(1)	6,392	6,276	6,231	6,485	6,214
Loans to financial institutions	40,403	40,303	38,332	37,739	35,014
Lease financing	538	556	593	605	574
Governments and official institutions	1,655	1,579	1,265	1,159	984

	$151,783	$147,612	$146,412	$143,885	$145,398

Total Corporate loans	$270,277	$262,061	$252,036	$247,590	$251,432
Unearned income	(548)	(472)	(848)	(797)	(761)

Corporate loans, net of unearned income	$269,729	$261,589	$251,188	$246,793	$250,671

Total loans—net of unearned income	$657,551	$643,741	$646,364	$655,464	$658,423
Allowance for loan losses—on drawn exposures	(20,605)	(21,580)	(23,727)	(25,455)	(25,916)

Total loans—net of unearned income and allowance for credit losses	$636,946	$622,161	$622,637	$630,009	$632,507
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	3.16%	3.38%	3.70%	3.92%	3.97%

Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	4.63%	4.95%	5.32%	5.57%	5.68%

Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	1.01%	1.05%	1.12%	1.14%	1.14%

(1)
Loans secured primarily by real estate.

(2)
All periods exclude loans which are carried at fair value.

 Details of Credit Loss Experience

In millions of dollars	3rd Qtr. 2013	2nd Qtr. 2013	1st Qtr. 2013	4th Qtr. 2012	3rd Qtr. 2012
Allowance for loan losses at beginning of period	$21,580	$23,727	$25,455	$25,916	$27,611

Provision for loan losses
Consumer(1)	$1,583	$1,850	$2,158	$2,847	$2,493
Corporate	69	(23)	56	(9)	(57)

	$1,652	$1,827	$2,214	$2,838	$2,436

Gross credit losses
Consumer
In U.S. offices(1)	$1,859	$2,157	$2,367	$2,442	$3,297
In offices outside the U.S.	967	1,003	1,017	1,066	1,023
Corporate
In U.S. offices	95	47	20	58	47
In offices outside the U.S.	53	50	40	74	149

	$2,974	$3,257	$3,444	$3,640	$4,516

Credit recoveries
Consumer
In U.S. offices	$253	$275	$309	$297	$282
In offices outside the U.S.	239	322	242	261	258
Corporate
In U.S. offices	39	28	5	55	45
In offices outside the U.S.	13	24	10	42	34

	$544	$649	$566	$655	$619

Net credit losses
In U.S. offices(1)	1,662	$1,901	$2,073	$2,148	$3,017
In offices outside the U.S.	768	707	805	837	880

Total	$2,430	$2,608	$2,878	$2,985	$3,897

Other—net(2)(3)(4)(5)(6)(7)	(197)	$(1,366)	$(1,064)	(314)	$(234)

Allowance for loan losses at end of period	$20,605	$21,580	$23,727	$25,455	$25,916

Allowance for loan losses as a % of total loans(8)	3.16%	3.38%	3.70%	3.92%	3.97%
Allowance for unfunded lending commitments(9)	$1,262	$1,133	$1,132	$1,119	$1,063

Total allowance for loan losses and unfunded lending commitments	$21,867	$22,713	$24,859	$26,574	$26,979

Net consumer credit losses(1)	2,334	$2,563	$2,833	$2,950	$3,780
As a percentage of average consumer loans	2.41%	2.65%	2.88%	2.91%	3.72%

Net corporate credit losses	96	$45	$45	$35	$117
As a percentage of average corporate loans	0.15%	0.07%	0.07%	0.06%	0.19%

Allowance for loan losses at end of period(10)
Citicorp	$13,299	$13,425	$14,330	$14,623	$14,828
Citi Holdings	7,306	8,155	9,397	10,832	11,088

Total Citigroup	$20,605	$21,580	$23,727	$25,455	$25,916

Allowance by type
Consumer	$17,912	$18,872	$20,948	$22,679	$23,099
Corporate	2,693	2,708	2,779	2,776	2,817

Total Citigroup	$20,605	$21,580	$23,727	$25,455	$25,916

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

(2)
Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, securitizations, foreign currency translation, purchase accounting adjustments, etc.

(3)
The third quarter of 2013 includes a reduction of approximately $214 million related to the sale or transfers to held-for-sale of various loan portfolios.

(4)
The second quarter of 2013 includes a reduction of approximately $650 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $360 million related to the Brazil Credicard transfer to Discontinued operations. Additionally, a reduction of approximately $90 million related to a transfer to held-for-sale of a loan portfolio in Greece and a reduction of approximately $220 million related to FX translation.

(5)
The first quarter of 2013 includes a reduction of approximately $855 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $165 million related to a transfer to held-for-sale of a loan portfolio in Greece.

(6)
The fourth quarter of 2012 included a reduction of approximately $255 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(7)
The third quarter of 2012 included a reduction of approximately $300 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(8)
September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013 exclude $5.4 billion, $5.3 billion, $5.0 billion, $4.9 billion and $5.2 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses (continued)

        The following table details information on Citi's allowance for loan losses, loans and coverage ratios as of September 30, 2013 and December 31, 2012:

	September 30, 2013
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.2	$112.0	5.6%
North America mortgages(3)	5.9	109.9	5.3
North America other	1.2	21.6	5.6
International cards	2.3	35.3	6.6
International other(4)	2.3	109.0	2.1

Total Consumer	$17.9	$387.8	4.6%
Total Corporate	2.7	269.8	1.0

Total Citigroup	$20.6	$657.6	3.1%

(1)
Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)
Includes both Citi-branded cards and Citi retail services. The $6.2 billion of loan loss reserves for North America cards as of September 30, 2013 represented approximately 18 months of coincident net credit loss coverage.

(3)
Of the $5.9 billion, approximately $5.7 billion was allocated to North America mortgages in Citi Holdings. The $5.9 billion of loan loss reserves for North America mortgages as of September 30, 2013 represented approximately 40 months of coincident net credit loss coverage.

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

(3)
Of the $8.6 billion, approximately $8.4 billion was allocated to North America mortgages in Citi Holdings. Excluding the $40 million benefit related to finalizing the impact of the OCC guidance in the fourth quarter of 2012, the $8.6 billion of loan loss reserves for North America mortgages as of December 31, 2012 represented approximately 33 months of coincident net credit loss coverage.

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

  •
  Consumer non-accrual status is generally based on aging, i.e., the borrower has fallen behind in payments.

  •
  Mortgage loans discharged through Chapter 7 bankruptcy, other than FHA-insured loans, are classified as non-accrual. In addition, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage loan is 90 days or more past due.

  •
  North America Citi-branded cards and Citi retail services are not included because under industry standards, credit card loans accrue interest until such loans are charged off, which typically occurs at 180 days contractual delinquency.

Renegotiated Loans:

  •
  Both Corporate and Consumer loans whose terms have been modified in a troubled debt restructuring (TDR).

  •
  Includes both accrual and non-accrual TDRs.

Non-Accrual Loans and Assets

        The table below summarizes Citigroup's non-accrual loans as of the periods indicated. Non-accrual loans may still be current on interest payments. In situations where Citi reasonably expects that only a portion of the principal owed will ultimately be collected, all payments received are reflected as a reduction of principal and not as interest income. For all other non-accrual loans, cash interest receipts are generally recorded as revenue.

 Non-Accrual Loans

In millions of dollars	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012
Citicorp	$4,053	$4,030	$4,235	$4,096	$4,090
Citi Holdings	5,328	5,676	6,418	7,433	8,100

Total non-accrual loans (NAL)	$9,381	$9,706	$10,653	$11,529	$12,190

Corporate non-accrual loans(1)
North America	$807	$811	$1,007	$735	$900
EMEA	975	972	1,077	1,131	1,054
Latin America	124	91	116	128	151
Asia	272	270	304	339	324

Total corporate non-accrual loans	$2,178	$2,144	$2,504	$2,333	$2,429

Citicorp	$1,807	$1,747	$1,975	$1,909	$1,928
Citi Holdings	371	397	529	424	501

Total corporate non-accrual loans	$2,178	$2,144	$2,504	$2,333	$2,429

Consumer non-accrual loans(1)
North America(2)	$5,308	$5,568	$6,171	$7,148	$7,698
EMEA	147	234	263	380	379
Latin America	1,400	1,430	1,313	1,285	1,275
Asia	348	330	402	383	409

Total consumer non-accrual loans(2)	$7,203	$7,562	$8,149	$9,196	$9,761

Citicorp	$2,246	$2,283	$2,260	$2,187	$2,162
Citi Holdings(2)	4,957	5,279	5,889	7,009	7,599

Total consumer non-accrual loans(2)	$7,203	$7,562	$8,149	$9,196	$9,761

(1)
Excludes purchased distressed loans as they are generally accreting interest. The carrying value of these loans was $793 million at September 30, 2013, $606 million at June 30, 2013, $566 million at March 31, 2013, $538 million at December 31, 2012, and $533 million at September 30, 2012.

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

In millions of dollars	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012
OREO
Citicorp	$69	$52	$49	$49	$57
Citi Holdings	334	339	363	391	417

Total OREO	$403	$391	$412	$440	$474

North America	$293	$267	$286	$299	$315
EMEA	62	76	85	99	111
Latin America	40	46	39	40	48
Asia	8	2	2	2	—

Total OREO	$403	$391	$412	$440	$474

Other repossessed assets	$—	$—	$1	$1	$1

Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$2,178	$2,144	$2,504	$2,333	$2,429
Consumer non-accrual loans(1)	7,203	7,562	8,149	9,196	9,761

Non-accrual loans (NAL)	$9,381	$9,706	$10,653	$11,529	$12,190

OREO	403	391	412	440	474
Other repossessed assets	—	—	1	1	1

Non-accrual assets (NAA)	$9,784	$10,097	$11,066	$11,970	$12,665

NAL as a percentage of total loans	1.43%	1.51%	1.65%	1.76%	1.85%
NAA as a percentage of total assets	0.52	0.54	0.59	0.64	0.66
Allowance for loan losses as a percentage of NAL(2)	220	222	223	221	213

Non-accrual assets—Total Citicorp	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012
Non-accrual loans (NAL)	$4,053	$4,030	$4,235	$4,096	$4,090
OREO	69	52	49	49	57
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$4,122	$4,082	$4,284	$4,145	$4,147

NAA as a percentage of total assets	0.23%	0.23%	0.25%	0.24%	0.24%
Allowance for loan losses as a percentage of NAL(2)	328	333	338	357	363

Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(1)	$5,328	$5,676	$6,418	$7,433	$8,100
OREO	334	339	363	391	417
Other repossessed assets	N/A	N/A	N/A	N/A	N/A

Non-accrual assets (NAA)	$5,662	$6,015	$6,781	$7,824	$8,517

NAA as a percentage of total assets	4.64%	4.59%	4.55%	5.02%	4.98%
Allowance for loan losses as a percentage of NAL(2)	137%	144	146	146	137

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

N/A Not available at the Citicorp or Citi Holdings level.

 Renegotiated Loans

        The following table presents Citi's loans modified in TDRs.

In millions of dollars	Sept. 30, 2013	Dec. 31, 2012
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$45	$180
Mortgage and real estate(3)	145	72
Loans to financial institutions	16	17
Other	392	447

	$598	$716

In offices outside the U.S.
Commercial and industrial(2)	$122	$95
Mortgage and real estate(3)	57	59
Other	1	3

	$180	$157

Total Corporate renegotiated loans	$778	$873

Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate(8)	$19,320	$22,903
Cards	2,700	3,718
Installment and other(9)	625	1,088

	$22,645	$27,709

In offices outside the U.S.
Mortgage and real estate	$643	$932
Cards(10)	790	866
Installment and other	722	904

	$2,155	$2,702

Total Consumer renegotiated loans	$24,800	$30,411

(1)
Includes $289 million and $267 million of non-accrual loans included in the non-accrual assets table above at September 30, 2013 and December 31, 2012, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at September 30, 2013, Citi also modified $15 million and $198 million of commercial loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in offices inside and outside the U.S, respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at September 30, 2013, Citi also modified $1 million of commercial real estate loans risk rated "Substandard Non-Performing" or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $3.5 billion and $4.2 billion of non-accrual loans included in the non-accrual assets table above at September 30, 2013 and December 31, 2012, respectively. The remaining loans are accruing interest.

(5)
Includes $34 million and $38 million of commercial real estate loans at September 30, 2013 and December 31, 2012, respectively.

(6)
Includes $217 million and $261 million of commercial loans at September 30, 2013 and December 31, 2012, respectively.

(7)
Smaller-balance homogeneous loans were derived from Citi's risk management systems.

(8)
Reduction in 2013 includes $4,256 million related to TDRs sold or transferred to held-for-sale.

(9)
Reduction in 2013 includes approximately $345 million related to TDRs sold or transferred to held-for-sale.

(10)
Reduction in 2013 includes $52 million related to the Brazil Credicard transfer to Discontinued operations.

 North America Consumer Mortgage Lending

Overview

        Citi's North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At September 30, 2013, Citi's North America Consumer residential first mortgage portfolio was $77.1 billion (compared to $77.8 billion at June 30, 2013), while the home equity loan portfolio was $32.8 billion (compared to $34.2 billion at June 30, 2013). At September 30, 2013, $46.5 billion of first mortgages were recorded in Citi Holdings, with the remaining $30.6 billion recorded in Citicorp. At September 30, 2013, $29.8 billion of home equity loans were recorded in Citi Holdings, with the remaining $3.0 billion recorded in Citicorp.

        Citi's residential first mortgage portfolio included $7.9 billion of loans with FHA insurance or VA guarantees at September 30, 2013, compared to $8.1 billion at June 30, 2013. This portfolio consists of loans to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Credit losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.

        In addition, Citi's residential first mortgage portfolio included $1.2 billion of loans with origination LTVs above 80%, that have insurance through mortgage insurance companies at September 30, 2013, compared to $1.6 billion at June 30, 2013. At September 30, 2013, the residential first mortgage portfolio also had $0.8 billion of loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities (GSEs) for which Citi has limited exposure to credit losses, compared to $0.9 billion at June 30, 2013. Citi's home equity loan portfolio also included $0.3 billion of loans subject to LTSCs with GSEs (unchanged from June 30, 2013), for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of loan origination defects.

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

        As of September 30, 2013, Citi's North America residential first mortgage portfolio contained approximately $5.5 billion of adjustable rate mortgages that are currently required to make a payment only of accrued interest for the payment period, or an interest-only payment, compared to $6.1 billion at June 30, 2013. This decline resulted primarily from conversions to amortizing loans of $253 million and repayments of $330 million. Borrowers who are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers who have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio, and have exhibited significantly lower 30+ delinquency rates as compared with residential first mortgages without this payment feature. As such, Citi does not believe the residential mortgage loans with this payment feature represent substantially higher risk in the portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Delinquencies and Net Credit Losses—Residential First Mortgages

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citigroup's residential first mortgage portfolio in North America. Approximately 60% of Citi's residential first mortgage exposure arises from its portfolio in Citi Holdings.

(1)
Of the $46.5 billion of residential first mortgages in Citi Holdings as of September 30, 2013, approximately $9.4 billion consisted of residential first mortgages originated by CitiFinancial North America.

(2)
1Q'12 included approximately $315 million of incremental charge-offs related to previously deferred principal balances on modified loans related to anticipated forgiveness of principal in connection with the national mortgage settlement. Excluding the impact of these charge-offs, net credit losses would have been $0.45 billion and $0.43 billion for the Citigroup and Citi Holdings portfolios, respectively.

(3)
Includes the following charge-offs related to Citi's fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 2Q'12, $22 million; 3Q'12, $25 million; 4Q'12, $32 million; 1Q'13, $25 million; 2Q'13, $18 million; and 3Q'13, $8 million. Citi expects net credit losses in its residential first mortgage portfolio in Citi Holdings to continue to be impacted by its fulfillment of the terms of the independent foreclosure review settlement. See also "Citi Holdings" above and "Independent Foreclosure Review Settlement" below.

(4)
3Q'12 included approximately $181 million of charge-offs related to OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. 4Q'12 included approximately $10 million benefit to charge-offs related to finalizing the impact of the OCC guidance. Excluding these impacts, net credit losses would have been $0.47 billion in 3Q'12 and $0.39 billion in 4Q'12 for the Citigroup portfolio, and $0.44 billion in 3Q'12 and $0.38 billion in 4Q'12 for the Citi Holdings portfolio.

Note: For each of the tables above, past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

        During the third quarter of 2013, continued management actions, including asset sales and, to a lesser extent, modification programs, as well as the improvement in the Home Price Index (HPI), were the primary drivers of the overall improved asset performance for Citi Holdings residential first mortgage portfolio. In addition, Citi continued to observe fewer loans entering the 30-89 days past due delinquency bucket during the quarter, which it attributes to the continued general improvement in the economic environment.

        During the third quarter of 2013, Citi sold approximately $0.4 billion of delinquent residential first mortgages (compared to $0.7 billion in the second quarter of 2013) and $0.1 billion of re-performing residential first mortgages (compared to $2.4 billion in the second quarter of 2013). As previously disclosed, sales of re-performing residential first mortgages tend to be yield sensitive. Since the beginning of 2010, Citi has sold approximately $11.8 billion and $6.7 billion of delinquent and re-performing residential first mortgages, respectively.

        In addition, Citi modified approximately $0.4 billion of residential first mortgage loans during the third quarter of 2013 (unchanged from the second quarter of 2013), including loan modifications pursuant to the independent foreclosure review settlement. Citi's residential first mortgage portfolio continued to show some signs of the impact of re-defaults of previously modified mortgages. For additional information on Citi's residential first mortgage loan modifications, see Note 13 to the Consolidated Financial Statements.

        Citi's ability to reduce delinquencies or net credit losses in its residential first mortgage portfolio pursuant to asset sales or modifications could be limited going forward due to, among other things, the lower remaining inventory of delinquent loans to sell or modify, additional increases in interest rates or the lack of market demand for asset sales.

North America Residential First Mortgages—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's residential first mortgages as of September 30, 2013 and June 30, 2013.

	September 30, 2013						June 30, 2013
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$19.2	29%	1.1%	4%	736	$19.0	29%	1.4%	10%	734
NY/NJ/CT(3)	11.5	18	2.9	4	731	11.1	17	3.1	7	728
IN/OH/MI(3)	3.2	5	4.1	20	659	3.3	5	4.1	32	659
FL(3)	3.2	5	5.2	26	686	3.3	5	6.0	33	684
IL(3)	2.7	4	4.1	18	701	2.8	4	4.5	35	699
AZ/NV	1.6	2	3.1	28	709	1.6	2	3.1	38	707
Other	24.0	37	4.5	8	670	24.7	38	4.6	12	669

Total	$65.4	100%	3.2%	9%	702	$65.8	100%	3.4%	14%	700

Note: Totals may not sum due to rounding.

(1)
Certain of the states are included as part of a region based on Citi's view of similar HPI within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

        As evidenced by the table above, Citi's residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York the largest of the three states). The overall improvement in refreshed LTV percentages at September 30, 2013 was primarily the result of improvements in HPI across substantially all metropolitan statistical areas, thereby increasing values used in the determination of LTV. Additionally, delinquent asset sales of high LTV loans during the third quarter of 2013 further reduced the amount of loans with greater than 100% LTV. To a lesser extent, modification programs involving principal forgiveness further reduced the loans in this category during the third quarter of 2013. While 90+ days past due delinquency rates have improved for most of the states or regions above, the continued lengthening of the foreclosure process (see discussion under "Foreclosures" below) could result in less improvement in these rates in the future, especially in judicial states.

Foreclosures

        The substantial majority of Citi's foreclosure inventory consists of residential first mortgages. At September 30, 2013, Citi's foreclosure inventory included approximately $0.9 billion, or 1.4%, of Citi's residential first mortgages, compared to approximately $1.0 billion, or 1.4%, and $1.7 billion, or 2.1%, at June 30, 2013 and September 30, 2012, respectively (based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs).

        Citi's foreclosure inventory remained essentially unchanged quarter-over-quarter, as the movement of loans into and out of the foreclosure process remained at similar levels in the third and second quarters of 2013, although at higher levels than earlier periods. While there was some improvement in the movement of loans both into and out of the foreclosure process compared to the prior-year period, extensive state requirements and other regulatory requirements for the foreclosure process remain (e.g., extensive documentation, processing and filing requirements). The year-over-year decline in Citi's foreclosure inventory primarily resulted from loan modifications, asset sales of delinquent first mortgages and improvement in the foreclosure process timelines.

        Notwithstanding the marginal improvement in the foreclosure processes at the state level, the foreclosure process largely remains slowed across many states, driven primarily by the additional requirements necessary to both initiate and complete foreclosures resulting in the continued overall lengthening of the foreclosure process. Citi's average timeframes to move a loan out of foreclosure are two to three times longer than historical norms. Extended foreclosure timelines continue to be even more pronounced in judicial states (i.e., states that require foreclosures to be processed via court approval), where Citi has a higher concentration of residential first mortgages in foreclosure.

        Active foreclosure units in process for over two years as a percentage of Citi's total residential and home equity foreclosure inventory was approximately 31%, compared to 32% and 21% as of June 30, 2013 and September 30, 2012, respectively, reflecting extended foreclosure timelines and lower number of loans moving into foreclosure in 2012 and early 2013.

        Citi's servicing agreements for mortgage loans sold to the GSEs generally provide the GSEs with significant mortgage servicing oversight, including, among other things, foreclosures or modification completion timelines. The agreements allow for the GSEs to take action against a servicer for violation of the timelines, including imposing compensatory fees. While the GSEs have not historically exercised their rights to impose compensatory fees, they have begun to regularly impose such fees. To date, the GSEs' imposition of compensatory fees, as a result of the extended foreclosure timelines or otherwise, has not been material; however, Citi continues to closely monitor trends related to these matters.

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

        At September 30, 2013, Citi's home equity loan portfolio of $32.8 billion included approximately $19.6 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or "reset," compared to $20.4 billion at June 30, 2013. The following chart sets forth these Revolving HELOCs and the year in which they reset, as well as certain FICO and combined loan-to-value (CLTV) characteristics of the portfolio:

Note:
Totals may not sum due to rounding.

•
Average refreshed FICO for Revolving HELOCs that will amortize between 2013-2014 was 719.

•
Average refreshed CLTV for Revolving HELOCs that will amortize between 2013-2014 was 65%.

•
Average refreshed FICO for Revolving HELOCs that will amortize between 2015-2017 was 723.

•
Average refreshed CLTV for Revolving HELOCs that will amortize between 2015-2017 was 77%.

        As indicated by the chart above, approximately 4% of Citi's Revolving HELOCs had commenced amortization as of September 30, 2013, compared to approximately 7% and 72% that will commence amortization during the remainder of 2013-2014 and 2015-2017, respectively. Based on the limited sample of Revolving HELOCs that has begun amortization, Citi has experienced marginally higher delinquency rates in its amortizing home equity loan portfolio as compared to its non-amortizing loan portfolio. However, these resets have generally occurred during a period of declining interest rates, which Citi believes has likely reduced the overall "payment shock" to the borrower. Citi continues to monitor this reset risk closely, particularly as it approaches 2015, and Citi will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management continues to review additional actions to offset potential reset risk, such as extending offers to non-amortizing home equity loan borrowers to convert the non-amortizing home equity loan to a fixed-rate amortizing loan.

        As of September 30, 2013, the percentage of Citi's U.S. home equity loans in a junior lien position where Citi also owned or serviced the first lien was approximately 30%. However, for all home equity loans (regardless of whether Citi owns or services the first lien), Citi manages its home equity loan account strategy through obtaining and reviewing refreshed credit bureau scores (which reflect the borrower's performance on all of its debts, including a first lien, if any), refreshed CLTV ratios and other borrower credit-related information. Historically, the default and delinquency statistics for junior liens where Citi also owns or services the first lien have been better than for those where Citi does not own or service the first lien. Citi believes this is generally attributable to origination channels and better credit characteristics of the portfolio, including FICO and CLTV, for those junior liens where Citi also owns or services the first lien.

        The following charts detail the quarterly trends in delinquencies and net credit losses for Citi's home equity loan portfolio in North America. The vast majority of Citi's home equity loan exposure arises from its portfolio in Citi Holdings.

(1)
Of the $29.8 billion of home equity loans in Citi Holdings as of September 30, 2013, approximately $2.8 billion consisted of home equity loans originated by CitiFinancial North America.

(2)
1Q'12 included approximately $55 million of charge-offs related to previously deferred principal balances on modified loans related to anticipated forgiveness of principal in connection with the national mortgage settlement. Excluding the impact of these charge-offs, net credit losses would have been $0.51 billion and $0.50 billion for the Citigroup and Citi Holdings portfolios, respectively.

(3)
Includes the following amounts of charge-offs related to Citi's fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 2Q'12, $21 million; 3Q'12, $16 million; 4Q'12, $30 million; 1Q'13, $51 million; 2Q'13, $12 million; and 3Q'13, $14 million. Citi expects net credit losses in its home equity loan portfolio in Citi Holdings to continue to be impacted by its fulfillment of the terms of the independent foreclosure review settlement. See also "Citi Holdings" above, and "Independent Foreclosure Review Settlement" below.

(4)
3Q'12 included approximately $454 million of charge-offs related to OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy. 4Q'12 included approximately $30 million benefit to charge-offs related to finalizing the impact of the OCC guidance. Excluding these impacts, net credit losses would have been $0.43 billion in 3Q'12 and $0.39 billion in 4Q'12 for the Citigroup portfolio, and $0.41 billion in 3Q'12 and $0.38 billion in 4Q'12 for the Citi Holdings portfolio.

(5)
Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(6)
Year-over-year change as of August 2013.

N/A Not Applicable

Note:
For each of the tables above, days past due exclude (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

        As evidenced by the tables above, home equity loan delinquencies improved during the third quarter of 2013, including fewer loans entering the 30-89 days past due delinquency bucket. The improvement quarter-over-quarter was driven by continued modifications and improvement in HPI. Given the lack of a market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 13 to the Consolidated Financial Statements), Citi's ability to reduce delinquencies or net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans or otherwise, is more limited as compared to residential first mortgages.

North America Home Equity Loans—State Delinquency Trends

        The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi's home equity loans as of September 30, 2013 and June 30, 2013.

	September 30, 2013					June 30, 2013
In billions of dollars State(1)	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO
CA	$8.5	28%	1.7%	17%	724	$8.9	28%	1.8%	26%	725
NY/NJ/CT(4)	7.4	24	2.4	14	717	7.6	24	2.3	20	717
FL(4)	2.2	7	3.1	44	701	2.3	7	3.2	51	701
IL(4)	1.3	4	1.5	44	712	1.3	4	1.9	57	712
IN/OH/MI(4)	1.0	3	1.8	45	685	1.1	3	1.7	59	686
AZ/NV	0.7	2	2.3	55	713	0.8	2	2.5	63	712
Other	9.9	32	1.8	24	698	10.3	32	1.9	32	698

Total	$31.0	100%	2.0%	23%	711	$32.3	100%	2.1%	31%	711

Note:
Totals may not sum due to rounding.

(1)
Certain of the states are included as part of a region based on Citi's view of similar HPI within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans.

(4)
New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

        As evidenced by the table above, Citi's home equity portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York the largest of the three states). The improving refreshed CLTV percentages at September 30, 2013 was primarily the result of improvements in HPI in these states/regions, thereby increasing values used in the determination of CLTV.

Independent Foreclosure Review Settlement

        Citi continues to fulfill its obligations under the independent foreclosure review settlement, entered into by Citi and other major mortgage servicers in January 2013, and estimates it will incur additional net credit losses of approximately $30 million per quarter through the first half of 2014. Citi continues to believe its loan loss reserve as of September 30, 2013 will be sufficient to cover any mortgage assistance under the settlement.

        For additional information regarding the settlement, see "Managing Global Risk—Credit Risk—Independent Foreclosure Review Settlement" in Citi's 2012 Annual Report on Form 10-K.

Consumer Mortgage FICO and LTV

        The following charts detail the quarterly trends for Citi's residential first mortgage and home equity loan portfolios by risk segment (FICO and LTV) and the 90+ day delinquency rates for those risk segments. For example, in the third quarter of 2013, residential first mortgages had $3.4 billion of balances with refreshed FICO < 660 and refreshed LTV > 100%. Approximately 15.4% of these loans in this segment were over 90+ days past due.

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

  –
  Balances exclude deferred fees/costs.

  –
  Tables exclude balances for which FICO or LTV data is unavailable. For residential first mortgages, balances for which such data is unavailable include $0.3 billion in the third quarter of 2013, $0.3 billion in the second quarter of 2013, $0.5 billion in the first quarter of 2013 and $0.4 billion in each of the other periods presented. For home equity loans, balances for which such data is unavailable include $0.2 billion in the third quarter of 2013, $0.2 billion in the second quarter of 2013, $0.6 billion in the first quarter of 2013 and $0.2 billion in each of the other periods presented.

        During the third quarter of 2013, Citi's residential first mortgages with an LTV above 100% declined 39% to $5.7 billion, and high LTV loans with FICO scores of less than 660 declined 31% to $3.4 billion. The residential first mortgage portfolio has migrated to a higher FICO and lower LTV distribution primarily due to home price appreciation, asset sales of delinquent first mortgages and principal forgiveness.

        Loans 90+ days past due in the residential first mortgage portfolio with refreshed FICO scores of less than 660 as well as higher LTVs declined 31% to $0.5 billion during the third quarter of 2013, primarily due to home price appreciation, liquidations and asset sales of delinquent first mortgages.

        Citi's home equity loans with a CLTV above 100% declined 29% during the third quarter of 2013, and high CLTV loans with FICO scores of less than 660 declined 28% to $2.1 billion, primarily due to home price appreciation, repayments and charge offs.

        Loans 90+ days past due in the home equity portfolio with refreshed FICO scores of less than 660 as well as higher LTVs declined 31% to $160 million during the third quarter of 2013, primarily due to charge offs, home price appreciation and modifications.

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

        Citi's MSRs totaled $2.6 billion as of September 30, 2013, compared to $2.5 billion at June 30, 2013, primarily due to the impact from newly capitalized MSRs, partially offset by amortization. At September 30, 2013, approximately $2.0 billion of MSRs were specific to Citicorp, with the remainder to Citi Holdings.

        For additional information on Citi's MSRs, see Note 19 to the Consolidated Financial Statements.

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

        On September 25, 2013, Citi reached an agreement with Freddie Mac to resolve potential future repurchase claims for breaches of representations and warranties on 3.7 million residential first mortgage loans sold to Freddie Mac that were originated between 2000 and 2012 (Included Loans). Citi paid Freddie Mac $395 million under the agreement, all of which was covered by Citi's existing mortgage repurchase reserves as of June 30, 2013. The agreement covers potential future origination-related representation and warranty claims on the Included Loans. The agreement does not release Citi's liability with respect to its servicing or other ongoing contractual obligations on the Included Loans. It also does not release liability to a population of less than 1,000 loans originated between 2000 and 2012 with certain characteristics such as loans sold with recourse or some guarantee of performance and loans currently in the repurchase process.

Private-Label Residential Mortgage Securitizations

        Citi is also exposed to representation and warranty repurchase claims as a result of mortgage loans sold through private-label residential mortgage securitizations. However, as of the first quarter of 2013, Citi considers private-label securitization representation and warranty claims as part of its litigation accrual analysis (see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representation and Warranties—Repurchase Reserve" in Citi's First Quarter of 2013 Form 10-Q for additional information). For additional information, see Note 24 to the Consolidated Financial Statements.

        During the period 2005 through 2008, Citi sold approximately $91 billion of mortgage loans into and sponsored private-label securitizations through both its Consumer business in CitiMortgage and its legacy S&B business. For the types of representation and warranties made to these investors, which were generally made or assigned to the issuing trust, as well as other additional information relating to Citi's private-label residential mortgage securitizations, see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representation and Warranties" in Citi's 2012 Annual Report on Form 10-K.

CitiMortgage

        During the period 2005 through 2008, Citi sold approximately $24.6 billion of loans through private-label mortgage securitization trusts via its Consumer business in CitiMortgage, which were composed of approximately $15.4 billion in prime trusts and $9.2 billion in Alt-A trusts, each as classified at issuance.

        As of September 30, 2013, approximately $7.4 billion of the $24.6 billion remained outstanding (compared to $7.8 billion at June 30, 2013) as a result of repayments of approximately $15.7 billion and cumulative losses (incurred by the issuing trusts) of approximately $1.5 billion. The remaining outstanding amount is composed of approximately $3.5 billion in prime trusts and approximately $3.9 billion in Alt-A trusts, as classified at issuance. As of September 30, 2013, the remaining outstanding amount had a 90 days or more delinquency rate of approximately 16.3% (unchanged from 16.3% at June 30, 2013).

Legacy S&B Securitizations

        During the period 2005 through 2008, S&B, through its legacy business, sold approximately $66.4 billion of loans through private-label mortgage securitization trusts, which were composed of approximately $15.4 billion in prime trusts, $12.4 billion in Alt-A trusts and $38.6 billion in subprime trusts, each as classified at issuance.

        As of September 30, 2013, approximately $17.5 billion of the $66.4 billion remained outstanding (compared to $18.3 billion at June 30, 2013) as a result of repayments of approximately $37.4 billion and cumulative losses (incurred by the issuing trusts) of approximately $11.5 billion (of which approximately $8.6 billion related to loans in subprime trusts). The remaining outstanding amount is composed of approximately $4.4 billion in prime trusts, $3.7 billion in Alt-A trusts and $9.5 billion in subprime trusts, as classified at issuance. As of September 30, 2013, the remaining outstanding amount had a 90 days or more delinquency rate of approximately 23.2% (compared to 24.1% at June 30, 2013).

Whole Loan Representation and Warranty Claims by Claimant

        The following table sets forth the original principal balance of representation and warranty claims received, as well as the original principal balance of unresolved claims by claimant, for or at each of the periods presented:

	Claims during the three months ended(1)
In millions of dollars	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
GSEs and others(2)	$151	$634	$1,110	$769	$863
Mortgage insurers(3)	1	13	16	18	21

Total	$152	$647	$1,126	$787	$884

	Unresolved claims at(1)
In millions of dollars	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
GSEs and others(2)	$153	$259	$1,246	$1,224	$1,371
Mortgage insurers(3)	—	5	6	5	4

Total	$153	$264	$1,252	$1,229	$1,375

(1)
As of the first quarter of 2013, excludes private-label securitization claims which Citi considers as part of its litigation accrual analysis and is not included in its repurchase reserve. The original principal balance of representation and warranty claims received on private-label securitizations was $1.5 billion during 2012 and $1.7 billion year-to-date in 2013. The original principal balance of unresolved private-label securitization representation and warranty claims was $3.4 billion as of September 30, 2013.

(2)
The decreases in claims during the three months ended, and unresolved claims at September 30, 2013 and June 30, 2013 primarily reflects the agreements with Fannie Mae and Freddie Mac during the second quarter of 2013 and the third quarter of 2013, respectively. See the table below.

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

Repurchase Reserve

        Citi has recorded a repurchase reserve for its potential repurchase or make-whole liability regarding representation and warranty claims, which primarily relates to whole loan sales to the GSEs. The current repurchase reserve balance is primarily available to cover representation and warranty claims on residential mortgage loans sold to Fannie Mae and Freddie Mac that are excluded from each agreement (for additional information on the Fannie Mae agreement, see "Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representation and Warranties—Repurchase Reserve" in Citi's Second Quarter of 2013 Form 10-Q) as well as loans sold to private investors. As noted above, as of the first quarter of 2013, Citi considers private-label securitization representation and warranty claims as part of its litigation accrual analysis and not as part of its repurchase reserve.

        The repurchase reserve is based on various assumptions which are primarily based on Citi's historical repurchase activity with the GSEs. As of September 30, 2013, the most significant assumptions used to calculate the reserve levels are the: (i) probability of a claim based on correlation between loan characteristics and repurchase claims; (ii) claims appeal success rates; and (iii) estimated loss per repurchase or make-whole payment. In addition, Citi considers reimbursements estimated to be received from third-party sellers, if any, which are generally based on Citi's analysis of its most recent collection trends and the financial solvency or viability of the third-party sellers.

        The repurchase reserve estimation process for potential whole loan representation and warranty claims relies on various assumptions that involve numerous estimates and judgments, including with respect to certain future events, and thus entails inherent uncertainty. Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued as of September 30, 2013 could be up to $0.2 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management's judgment regarding reasonably possible adverse changes to those assumptions. Citi's estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

        The table below sets forth the activity in the repurchase reserve for each of the quarterly periods presented:

	Three Months Ended
In millions of dollars	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Balance, beginning of period	$719	$1,415	$1,565	$1,516	$1,476
Reclassification(1)	—	—	(244)	—	—
Additions for new sales(2)	7	9	7	6	7
Change in estimate	—	245	225	173	200
Utilizations	(10)	(37)	(138)	(130)	(167)
Fannie Mae Agreement(3)	—	(913)	—	—	—
Freddie Mac Agreement(4)	(371)	—	—	—	—

Balance, end of period	$345	$719	$1,415	$1,565	$1,516

(1)
First quarter of 2013 reflects reclassification of $244 million of the repurchase reserve relating to private-label securitizations to Citi's litigation accruals.

(2)
Reflects new whole loan sales, primarily to the GSEs.

(3)
Reflects $968 million paid pursuant to the Fannie Mae agreement, net of repurchases made in the first quarter of 2013.

(4)
Reflects $395 million paid pursuant to the Freddie Mac agreement, net of repurchases made in the second quarter of 2013.

        The following table sets forth the unpaid principal balance of loans repurchased due to representation and warranty claims during each of the quarterly periods presented:

	Three Months Ended
In millions of dollars	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
GSEs and others(1)	$46	$220	$190	$157	$105

(1)
Predominantly related to claims from the GSEs.

        In addition to the amounts set forth in the table above, Citi recorded make-whole payments of $17 million, $59 million, $93 million, $92 million and $118 million for the quarterly periods ended September 30, 2013, June 30, 2013, March 31, 2012, December 31, 2012 and September 30, 2012, respectively. Nearly all of these make-whole payments were to the GSEs.

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

North America Cards

Overview

        Citi's North America cards portfolio primarily consists of its Citi-branded cards and Citi retail services portfolios in Citicorp. As of September 30, 2013, the Citicorp Citi-branded cards portfolio totaled approximately $69 billion, while the Citi retail services portfolio was approximately $43 billion, including approximately $7 billion of loans added in September 2013 as a result of the previously-announced acquisition of Best Buy's U.S. credit card portfolio.

        See Note 13 to the Consolidated Financial Statements for information on Citi's North America cards modifications.

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

 CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 2013	September 2013	June 2013	September 2012	September 2013	June 2013	September 2012
Citicorp(3)(4)
Total	$293.1	$2,699	$2,644	$3,024	$3,215	$2,967	$3,539
Ratio		0.92%	0.94%	1.05%	1.10%	1.05%	1.23%

Retail banking
Total	$148.4	$872	$849	$882	$1,109	$1,085	$1,154
Ratio		0.59%	0.59%	0.62%	0.75%	0.75%	0.81%
North America	43.2	277	285	291	209	217	230
Ratio		0.66%	0.71%	0.72%	0.50%	0.54%	0.57%
EMEA	5.5	38	41	50	57	68	79
Ratio		0.69%	0.77%	1.02%	1.04%	1.28%	1.61%
Latin America	29.4	347	318	322	445	368	412
Ratio		1.18%	1.07%	1.17%	1.51%	1.24%	1.50%
Asia	70.3	210	205	219	398	432	433
Ratio		0.30%	0.30%	0.32%	0.57%	0.63%	0.62%

Cards
Total	$144.7	$1,827	$1,795	$2,142	$2,106	$1,882	$2,385
Ratio		1.26%	1.30%	1.47%	1.46%	1.36%	1.63%
North America—Citi-branded	68.8	628	663	760	650	588	744
Ratio		0.91%	0.96%	1.05%	0.94%	0.85%	1.03%
North America—Citi retail services	43.0	650	556	716	799	615	823
Ratio		1.51%	1.54%	1.96%	1.86%	1.71%	2.25%
EMEA	2.4	34	44	45	44	57	68
Ratio		1.42%	1.57%	1.55%	1.83%	2.04%	2.34%
Latin America	11.8	326	323	401	346	335	416
Ratio		2.76%	2.81%	2.82%	2.93%	2.91%	2.93%
Asia	18.7	189	209	220	267	287	334
Ratio		1.01%	1.11%	1.10%	1.43%	1.52%	1.67%

Citi Holdings(5)(6)
Total	$94.3	$2,932	$3,207	$4,974	$2,845	$3,151	$4,753
Ratio		3.38%	3.56%	4.54%	3.28%	3.50%	4.34%
International	6.0	177	242	366	184	255	436
Ratio		2.95%	3.90%	4.16%	3.07%	4.11%	4.95%
North America	88.3	2,755	2,965	4,608	2,661	2,896	4,317
Ratio		3.42%	3.53%	4.58%	3.31%	3.45%	4.29%
Other	0.4

Total Citigroup	$387.8	$5,631	$5,851	$7,998	$6,060	$6,118	$8,292
Ratio		1.49%	1.57%	2.01%	1.60%	1.64%	2.09%

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

(4)
The 90+ days and 30-89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $733 million ($1.3 billion), $728 million ($1.3 billion), and $738 million ($1.2 billion) at September 30, 2013, June 30, 2013 and September 30, 2012, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) were $146 million, $144 million, and $122 million, at September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for North America Citi Holdings exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due and (EOP loans) for each period were $3.4 billion ($6.5 billion), $3.5 billion ($6.8 billion), and $4.1 billion ($7.2 billion) at September 30, 2013, June 30, 2013 and September 30, 2012, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) for each period were $1.1 billion, $1.2 billion, and $1.3 billion, at September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

(6)
The September 30, 2013, June 30, 2013 and September 30, 2012 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $1.0 billion, $1.0 billion and $1.2 billion, respectively, of loans that are carried at fair value.

 Consumer Loan Net Credit Losses and Ratios

		Net credit losses(2)
	Average loans(1) 3Q13
In millions of dollars, except average loan amounts in billions		3Q13	2Q13	3Q12
Citicorp
Total	$285.6	$1,730	$1,785	$1,948
Ratio		2.40%	2.53%	2.74%

Retail banking
Total	$147.3	$336	$299	$325
Ratio		0.90%	0.83%	0.92%
North America	42.9	38	44	72
Ratio		0.35%	0.43%	0.69%
EMEA	5.6	11	(2)	12
Ratio		0.78%	(0.15%)	1.02%
Latin America	29.6	209	204	160
Ratio		2.80%	2.74%	2.39%
Asia	69.2	78	53	81
Ratio		0.45%	0.31%	0.47%

Cards
Total	$138.3	$1,394	$1,486	$1,623
Ratio		4.00%	4.33%	4.57%
North America—Citi-branded	68.4	610	665	745
Ratio		3.54%	3.90%	4.15%
North America—Retail services	37.8	435	481	534
Ratio		4.57%	5.39%	5.82%
EMEA	2.1	10	1	17
Ratio		1.89%	0.14%	2.42%
Latin America	11.6	225	212	191
Ratio		7.70%	7.39%	7.10%
Asia	18.4	114	127	136
Ratio		2.46%	2.68%	2.73%

Citi Holdings
Total	$96.7	$602	$775	$1,824
Ratio		2.47%	3.01%	5.96%
International	6.1	46	51	121
Ratio		2.99%	3.20%	5.35%
North America	90.6	556	724	1,703
Ratio		2.43%	2.99%	6.01%

Total Citigroup	$382.3	$2,332	$2,560	$3,772
Ratio		2.42%	2.66%	3.71%

(1)
Average loans include interest and fees on credit cards.

(2)
The ratios of net credit losses are calculated based on average loans, net of unearned income.

 CORPORATE CREDIT DETAILS

        For additional information on the credit process for Citi's corporate clients and investment banking activities, see "Managing Global Risk—Risk Management—Overview" and "Managing Global Risk—Credit Risk—Corporate Loan Details" in Citigroup's 2012 Annual Report on Form 10-K.

Corporate Credit Portfolio

        The following table represents the Corporate credit portfolio (excluding Private Bank in Securities and Banking), before consideration of collateral or hedges, by remaining tenor at September 30, 2013 and December 31, 2012. The Corporate credit portfolio includes loans and unfunded lending commitments in Citi's institutional client exposure in Institutional Client Group and, to a lesser extent, Citi Holdings, by Citi's internal management hierarchy and is broken out by (i) direct outstandings, which include drawn loans, overdrafts, bankers' acceptances and leases, and (ii) unfunded lending commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At September 30, 2013				At December 31, 2012
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$111	$76	$30	$217	$92	$76	$28	$196
Unfunded lending commitments	92	195	26	313	88	199	28	315

Total	$203	$271	$56	$530	$180	$275	$56	$511

Portfolio Mix—Geography, Counterparty and Industry

        Citi's Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded lending commitments by region based on Citi's internal management geography:

	September 30, 2013	December 31, 2012
North America	51%	52%
EMEA	26	27
Asia	16	14
Latin America	7	7

Total	100%	100%

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

        The following table presents the Corporate credit portfolio by facility risk rating at September 30, 2013 and December 31, 2012, as a percentage of the total Corporate credit portfolio:

	Direct outstandings and unfunded lending commitments
	September 30, 2013	December 31, 2012
AAA/AA/A	51%	52%
BBB	15	14
BB/B	31	32
CCC or below	3	2
Unrated	—	—

Total	100%	100%

        Citi's Corporate credit portfolio is also diversified by industry, with a concentration in the financial sector, broadly defined, and including banks, other financial institutions, insurance companies, investment banks and government and central banks. The following table shows the allocation of direct outstandings and unfunded lending commitments to industries as a percentage of the total Corporate credit portfolio:

	Direct outstandings and unfunded lending commitments
	September 30, 2013	December 31, 2012
Transportation and industrial	22%	21%
Petroleum, energy, chemical and metal	21	20
Consumer retail and health	15	15
Banks/broker-dealers	11	10
Technology, media and telecom	10	9
Public sector	5	8
Insurance and special purpose entities	5	6
Real estate	5	4
Hedge funds	4	4
Other industries	2	3

Total	100%	100%

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

        At September 30, 2013 and December 31, 2012, $30.6 billion and $33.0 billion, respectively, of the Corporate credit portfolio was economically hedged. Citigroup's expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At September 30, 2013 and December 31, 2012, the credit protection was economically hedging underlying Corporate credit portfolio with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2013	December 31, 2012
AAA/AA/A	26%	34%
BBB	41	39
BB/B	25	23
CCC or below	8	4

Total	100%	100%

        At September 30, 2013 and December 31, 2012, the credit protection was economically hedging underlying Corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	September 30, 2013	December 31, 2012
Transportation and industrial	27%	27%
Petroleum, energy, chemical and metal	22	25
Technology, media and telecom	13	11
Banks/broker-dealers	11	10
Public sector	9	5
Consumer retail and health	9	13
Insurance and special purpose entities	5	5
Other industries	4	4

Total	100%	100%

        For additional information on Citi's Corporate credit portfolio, including allowance for loan losses, coverage ratios and Corporate non-accrual loans, see "Credit Risk—Loans Outstanding, Details of Credit Loss Experience, Allowance for Loan Losses and Non-Accrual Loans and Assets" above.

MARKET RISK

        Market risk encompasses liquidity risk and price risk, both of which arise in the normal course of business of a global financial intermediary such as Citi. For a discussion of funding and liquidity risk, see "Capital Resources and Liquidity—Funding and Liquidity" above. Price risk arises from fluctuations in the market value of trading and non-trading positions resulting from changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and in their implied volatilities. For additional information, see "Managing Global Risk—Market Risk" in Citi's 2012 Annual Report on Form 10-K.

Price Risk—Non-Trading Portfolios

Changes in Interest Rates—Impacts on Net Interest Revenue, Other Comprehensive Income and Capital

        Citi measures the potential impacts of changes in interest rates on Citi's net interest revenue and value of its other comprehensive income (OCI) and tangible common equity, which can in turn impact Citi's estimated Basel III Tier 1 Common ratio.

        Citi manages interest rate risk as a consolidated net position. Citi's client-facing businesses create interest rate sensitive positions, including loans and deposits, as part of their ongoing activities. Citi Treasury accumulates these risk positions and manages them centrally. Operating within established limits, Citi Treasury makes positioning decisions and uses tools, such as Citi's investment securities portfolio, firm-issued debt, and interest rate derivatives, to target the desired risk profile. Changes in Citi's interest rate risk position reflect the accumulated changes in all non-trading assets and liabilities, with potentially large and offsetting impacts, as well as Citi Treasury's positioning decisions.

        OCI at risk is managed as part of the firm-wide interest rate risk position. OCI at risk considers potential changes in OCI (and the corresponding impact on the estimated Basel III Tier 1 Common ratio) relative to Citi's capital generation capacity.

        The following table sets forth the estimated impact to Citi's net interest revenue, OCI and estimated Basel III Tier 1 Common ratio, each assuming an unanticipated parallel instantaneous 100 basis point increase in interest rates. While Citi also monitors the impact of a decrease in interest rates, a 100 basis point decrease in interest rates is not currently meaningful, as it would imply negative interest rates in many of Citi's markets.

In millions of dollars (unless otherwise noted)	Sep. 30, 2013	Jun. 30, 2013	Sep. 30, 2012
Estimated annualized impact to net interest revenue(1)
U.S. dollar(2)	$1,197	$1,117	$786
All other currencies	569	647	630

Total	$1,766	$1,764	$1,416
As a percentage of Average Interest-Earning Assets	0.11%	0.11%	0.08%
Estimated impact to OCI (after-tax)(3)	$(2,462)	$(2,200)	$(2,281)
Estimated impact on Basel III Tier 1 Common Ratio (bps)(4)	(35)	(38)	(34)

(1)
Citi estimates the impact to net interest revenue for the first year following an interest rate change assuming no change to Citi Treasury's interest rate positioning as a result of the interest rate changes.

(2)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are economically managed in combination with marked-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(205) million for a 100 basis point instantaneous increase in interest rates as of September 30, 2013.

(3)
Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(4)
The estimated impact to Basel III Tier 1 Common ratio considers the effect of Citi's deferred tax asset position.

        The increase in the estimated impact to net interest revenue from the prior-year period primarily reflects changes in Citi's balance sheet composition, including the continued growth and seasoning of Citi's deposit balances and increases in Citi's capital base, net of Citi Treasury positioning. The change in the estimated impact to OCI and estimated Basel III Tier 1 Common ratio from the prior quarter and year primarily reflected changes in the composition of Citi Treasury's investment portfolio.

        In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the impact to OCI would be offset through the combination of expected incremental net interest revenue and the expected recovery of the impact on OCI through accretion, over a period of time. As of September 30, 2013, Citi expects that the $(2.5) billion impact to OCI in such a scenario could potentially be offset over approximately 18 months.

        Citi routinely runs multiple interest rate scenarios, including interest rate increases and decreases as well as steepening and flattening of the yield curve, to anticipate how net interest revenue and OCI might be impacted in different interest rate environments. The following table sets forth the estimated impact to Citi's net interest revenue, OCI and estimated Basel III Tier 1 Common ratio under four different changes in interest rates for the U.S. dollar and Citi's other currencies.

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)

Estimated annualized impact to net interest revenue (in millions of dollars)
U.S. dollar	$1,197	$1,030	$61	$(61)
All other currencies	569	477	31	(31)

Total	$1,766	$1,507	$92	$(92)

Estimated impact to OCI (after-tax)(1)	$(2,462)	$(1,820)	$(834)	$482

Estimated impact to Basel III Tier 1 Common Ratio (bps)	(35)	(22)	(15)	10

Note:
Each scenario in the table above assumes that the rate change will occur instantaneously, and that there are no changes to Citi Treasury's portfolio positioning as a result of the interest rate changes. Changes in interest rates for maturities between the overnight rate and the 10-year are interpolated.

(1)
Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

        As shown in the table above, the magnitude of the impact to Citi's net interest revenue and OCI is greater under scenario 2 as compared to scenario 3. This is due to the fact that the combination of changes to Citi's investment portfolio, partially offset by changes related to Citi's pension liabilities, results in a net position that is more sensitive to rates at shorter and intermediate term maturities.

Changes in Foreign Exchange Rates—Impacts on OCI and Capital

        As of September 30, 2013, Citi estimates that a simultaneous 5% appreciation of the U.S. dollar against all of Citi's other currencies could reduce Citi's tangible common equity (TCE) by approximately $1.5 billion, or 0.9% of TCE, as a result of changes to Citi's foreign currency translation adjustment OCI, net of hedges. This impact is primarily due to changes in the value of the Mexican Peso, the Japanese Yen, the British pound sterling, the Korean Won and the Euro.

        Despite this decrease in TCE, Citi believes its business model and management of foreign currency translation exposure work to minimize the effect of changes in foreign exchange rates on its estimated Basel III Tier 1 Common ratio. Specifically, as currency movements change the value of Citi's net investments in foreign currencies, these movements also change the value of Citi's risk-weighted assets denominated in those currencies. This, coupled with Citi's foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi's estimated Basel III Tier 1 Common ratio.

        The effect of these management strategies can be seen as a result of changes in foreign exchange rates during the third quarter of 2013. During the quarter, the U.S. dollar depreciated by approximately 1.3% against the major currencies to which Citi is exposed, resulting in an approximately $0.6 billion, or approximately 0.4%, increase in TCE. The impact on Citi's estimated Basel III Tier 1 Common ratio was a reduction of approximately 1 basis point.

        For additional information in the changes in OCI during the third quarter of 2013 (and comparable periods), see Note 17 to the Consolidated Financial Statements.

 Price Risk—Trading Portfolios

        Value at risk (VAR) estimates, at a 99% confidence level, the potential decline in the value of a position or a portfolio under normal market conditions assuming a one-day holding period. VAR statistics, which are based on historical data, can be materially different across firms due to differences in portfolio composition, differences in VAR methodologies, and differences in model parameters. As a result, Citi believes VAR statistics can be used more effectively as indicators of trends in risk taking within a firm, rather than as a basis for inferring differences in risk taking across firms.

        In addition to VAR, Citi monitors the price risk of its trading portfolios using other measures, including risk factor sensitivities and stress testing. For additional information on risk factor sensitivities and stress testing, see "Managing Global Risk—Market Risk—Price Risk—Trading Portfolios" in Citi's 2012 Annual Report on Form 10-K.

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

        The conservative features of the VAR calibration contribute approximately 12% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets. Under normal and stable market conditions, Citi would thus expect the number of days where trading losses exceed its VAR to be less than two or three exceptions per year. Periods of unstable market conditions could increase the number of these exceptions. During the last four quarters, there have been no back-testing exceptions (back-testing is the process in which the daily one-day 99% confidence interval regulatory capital VAR is compared to the change in the market value of transactions included in that VAR calculation).

        The following table sets forth information regarding Citi's VAR for the third quarter of 2013 and comparable periods. Citi's average total trading VAR was $110 million, and ranged between $93 million and $128 million during the third quarter of 2013. Citi's average total trading VAR did not fluctuate significantly quarter-over-quarter or from the prior-year period, while total trading VAR declined from $116 million at June 30, 2013 to $109 million at September 30, 2013. This period-end decline was primarily due to reduced interest rate risk from lower exposures to U.S. interest rates, municipal bonds and U.S. agency securities within Securities and Banking. Sequentially, average total trading VAR declined modestly from $112 million to $110 million, as the reductions in risk were offset by sharp increases in volatilities related to municipals and emerging markets in July and August of 2013. As these short term volatilities returned to historical norms prior to the end of the third quarter of 2013, average total trading VAR remained relatively unchanged, while period-end VAR declined.

In millions of dollars	September 30, 2013	Third Quarter 2013 Average	June 30, 2013	Second Quarter 2013 Average	September 30, 2012	Third Quarter 2012 Average
Interest rate	$105	$112	$117	$111	$108	$114
Foreign exchange	27	32	32	41	44	33
Equity	26	26	33	28	18	22
Commodity	11	13	12	12	19	15
Diversification benefit(1)	(62)	(73)	(78)	(80)	(82)	(75)

Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$107	$110	$116	$112	$107	$109

Specific risk-only component(3)	$19	$16	$13	$11	$24	$29

Total—general market factors only	$88	$94	$103	$101	$83	$80
Incremental impact of credit portfolios(4)	10	7	$7	$8	$11	$20

Total trading and credit portfolios VAR	$117	$117	$123	$120	$118	$129

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

(2)
The total trading VAR includes trading positions from S&B, Citi Holdings and Citi Treasury.

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

        The table below provides the range of market factor VARs for total trading VAR, inclusive of specific risk, across the following quarters:

	Third Quarter 2013		Second Quarter 2013		Third Quarter 2012
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$96	$134	$96	$126	$101	$126
Foreign exchange	23	45	27	66	25	46
Equity	18	47	20	60	18	31
Commodity	8	24	9	18	11	20

        The following table provides the VAR for S&B during the third quarter of 2013, excluding hedges to the loan portfolio, fair value option loans and DVA/CVA, net of hedges.

In millions of dollars	Sept. 30, 2013
Total—all market risk factors, including general and specific risk	$104

Average—during year	$106
High—during quarter	123
Low—during quarter	91

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

 INTEREST REVENUE/EXPENSE YIELDS

In millions of dollars, except as otherwise noted	3rd Qtr. 2013		2nd Qtr. 2013		3rd Qtr. 2012		Change 3Q13 vs. 3Q12
Interest revenue(1)	$15,588		$15,982		$16,873		(8)%
Interest expense	3,952		4,158		5,026		(21)

Net interest revenue(1)(2)(3)	$11,636		$11,824		$11,847		(2)%

Interest revenue—average rate	3.77%		3.85%		4.01%		(24)	bps
Interest expense—average rate	1.16		1.21		1.43		(27)	bps
Net interest margin	2.81%		2.85%		2.81%		—	bps

Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.37%		0.27%		0.26%		11	bps
10-year U.S. Treasury note—average rate	2.71		1.99		1.64		107	bps

10-year vs. two-year spread	234	bps	172	bps	138	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $125 million, $142 million and $136 million for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively

(2)
Excludes expenses associated with certain hybrid financial instruments. These obligations are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

(3)
Interest revenue, expense, rates and volumes exclude Brazil Credicard (Discontinued operations) for all periods presented. See Note 2 to the Consolidated Financial Statements.

        A significant portion of Citi's business activities are based upon gathering deposits and borrowing money, then lending or investing those funds, or participating in market-making activities in tradable securities. Citi's net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets.

        As shown in the table above, Citi's NIM decreased by 4 basis points to 281 basis points on a sequential basis. The decline quarter-over-quarter was driven by lower loan yields and an increase in cash balances, partially offset by an improvement in funding costs.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	3rd Qtr. 2013	2nd Qtr. 2013	3rd Qtr. 2012	3rd Qtr. 2013	2nd Qtr. 2013	3rd Qtr. 2012	3rd Qtr. 2013	2nd Qtr. 2013	3rd Qtr. 2012
Assets
Deposits with banks(5)	$151,533	$130,920	$160,646	$255	$252	$294	0.67%	0.77%	0.73%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	155,370	159,604	159,230	$260	$290	$362	0.66%	0.73%	0.90%
In offices outside the U.S.(5)	108,998	116,021	113,758	357	412	463	1.30	1.42	1.62

Total	$264,368	$275,625	$272,988	$617	$702	$825	0.93%	1.02%	1.20%

Trading account assets(7)(8)
In U.S. offices	$124,762	$131,542	$124,953	$950	$963	$933	3.02%	2.94%	2.97%
In offices outside the U.S.(5)	121,493	131,468	123,086	575	740	730	1.88	2.26	2.36

Total	$246,255	$263,010	$248,039	$1,525	$1,703	$1,663	2.46%	2.60%	2.67%

Investments
In U.S. offices
Taxable	$87,796	$179,112	$170,813	$665	$676	$699	3.01%	1.51%	1.63%
Exempt from U.S. income tax	99,511	18,486	17,527	198	217	193	0.79	4.71	4.38
In offices outside the U.S.(5)	113,918	109,843	116,348	915	893	1,066	3.19	3.26	3.64

Total	$301,225	$307,441	$304,688	$1,778	$1,786	$1,958	2.34%	2.33%	2.56%

Loans (net of unearned income)(9)
In U.S. offices	$354,537	$350,655	$361,988	$6,472	$6,328	$6,836	7.24%	7.24%	7.51%
In offices outside the U.S.(5)	290,917	291,715	288,627	4,838	4,981	5,153	6.60	6.85	7.10

Total	$645,454	$642,370	$650,615	$11,310	$11,309	$11,989	6.95%	7.06%	7.33%

Other interest-earning assets(10)	$33,740	$46,606	$37,290	$103	$230	$144	1.21%	1.98%	1.54%

Total interest-earning assets	$1,642,575	$1,665,972	$1,674,266	$15,588	$15,982	$16,873	3.77%	3.85%	4.01%

Non-interest-earning assets(7)	$213,913	$229,708	$231,866
Total assets from discontinued operations	3,032	3,194	3,313

Total assets	$1,859,520	$1,898,874	$1,909,445

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $125 million, $142 million and $136 million for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

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

(7)
The fair value carrying amounts of derivative contracts are reported net, pursuant to FIN 39 (ASC 815-10-45), in Non-interest-earning assets and Other non-interest-bearing liabilities.

(8)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(9)
Includes cash-basis loans.

(10)
Includes Brokerage receivables.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	3rd Qtr. 2013	2nd Qtr. 2013	3rd Qtr. 2012	3rd Qtr. 2013	2nd Qtr. 2013	3rd Qtr. 2012	3rd Qtr. 2013	2nd Qtr. 2013	3rd Qtr. 2012
Liabilities
Deposits
In U.S. offices(5)	$258,550	$261,403	$237,337	$404	$454	$514	0.62%	0.70%	0.86%
In offices outside the U.S.(6)	478,865	477,207	502,033	1,086	1,129	1,403	0.90	0.95	1.11

Total	$737,415	$738,610	$739,370	$1,490	$1,583	$1,917	0.80%	0.86%	1.03%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$122,714	$136,587	$122,218	$139	$218	$206	0.45%	0.64%	0.67%
In offices outside the U.S.(6)	102,236	106,544	99,138	422	412	507	1.64	1.55	2.03

Total	$224,950	$243,131	$221,356	$561	$630	$713	0.99%	1.04%	1.28%

Trading account liabilities(8)(9)
In U.S. offices	$24,079	$26,548	$29,653	$29	$21	$27	0.48%	0.32%	0.36%
In offices outside the U.S.(6)	47,212	55,335	40,281	17	22	19	0.14	0.16	0.19

Total	$71,291	$81,883	$69,934	$46	$43	$46	0.26%	0.21%	0.26%

Short-term borrowings(10)
In U.S. offices	$81,992	$76,248	$78,837	$55	$45	$49	0.27%	0.24%	0.25%
In offices outside the U.S.(6)	34,183	35,585	30,988	95	103	124	1.10	1.16	1.59

Total	$116,175	$111,833	$109,825	$150	$148	$173	0.51%	0.53%	0.63%

Long-term debt(11)
In U.S. offices	$187,591	$195,063	$242,079	$1,613	$1,727	$2,113	3.41%	3.55%	3.47%
In offices outside the U.S.(6)	9,847	10,117	15,238	92	27	64	3.71	1.07	1.67

Total	$197,438	$205,180	$257,317	$1,705	$1,754	$2,177	3.43%	3.43%	3.37%

Total interest-bearing liabilities	$1,347,269	$1,380,637	$1,397,802	$3,952	$4,158	$5,026	1.16%	1.21%	1.43%

Demand deposits in U.S. offices	$24,815	$23,673	$13,372
Other non-interest-bearing liabilities(8)	287,826	296,401	309,415
Total liabilities from discontinued operations	—	565	697

Total liabilities	$1,659,910	$1,701,276	$1,721,286

Citigroup stockholders' equity(12)	$197,722	$195,594	$186,195
Noncontrolling interest	1,888	2,004	1,964

Total equity(12)	$199,610	$197,598	$188,159

Total liabilities and stockholders' equity	$1,859,520	$1,898,874	$1,909,445

Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$921,835	$924,336	$943,900	$6,417	$6,200	$6,178	2.76%	2.69%	2.60%
In offices outside the U.S.(6)	720,740	741,636	730,366	5,219	5,624	5,669	2.87	3.04	3.08

Total	$1,642,575	$1,665,972	$1,674,266	$11,636	$11,824	$11,847	2.81%	2.85%	2.81%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $125 million, $142 million and $136 million for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

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

(8)
The fair value carrying amounts of derivative contracts are reported net, pursuant to FIN 39 (ASC 815-10-45), in Non-interest-earning assets and Other non-interest-bearing liabilities.

(9)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(10)
Includes Brokerage payables.

(11)
Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as these obligations are accounted for in changes in fair value recorded in Principal transactions.

(12)
Includes stockholders' equity from discontinued operations.

(13)
Includes allocations for capital and funding costs based on the location of the asset.

 AVERAGE BALANCES AND INTEREST RATES—ASSETS(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
In millions of dollars, except rates	Nine Months 2013	Nine Months 2012	Nine Months 2013	Nine Months 2012	Nine Months 2013	Nine Months 2012
Assets
Deposits with banks(5)	$135,412	$160,682	$763	$988	0.75%	0.82%

Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$159,293	$157,051	$866	$1,118	0.73%	0.95%
In offices outside the U.S.(5)	111,434	123,257	1,141	1,552	1.37	1.68

Total	$270,727	$280,308	$2,007	$2,670	0.99%	1.27%

Trading account assets(7)(8)
In U.S. offices	$128,845	$122,682	$2,851	$2,880	2.96%	3.14%
In offices outside the U.S.(5)	129,302	126,130	2,043	2,262	2.11	2.40

Total	$258,147	$248,812	$4,894	$5,142	2.53%	2.76%

Investments
In U.S. offices
Taxable	$147,911	$169,191	$2,027	$2,167	1.83%	1.71%
Exempt from U.S. income tax	45,488	15,723	612	598	1.80	5.08
In offices outside the U.S.(5)	112,219	114,504	2,815	3,127	3.35	3.65

Total	$305,618	$299,418	$5,454	$5,892	2.39%	2.63%

Loans (net of unearned income)(9)
In U.S. offices	$352,826	$360,679	$19,285	$20,455	7.31%	7.58%
In offices outside the U.S.(5)	290,803	284,955	14,762	15,565	6.79	7.30

Total	$643,629	$645,634	$34,047	$36,020	7.07%	7.45%

Other interest-earning assets(10)	$40,858	$41,313	$492	$414	1.61%	1.34%

Total interest-earning assets	$1,654,391	$1,676,167	$47,657	$51,126	3.85%	4.07%

Non-interest-earning assets(7)	$224,154	$232,801
Total assets from discontinued operations	3,182	3,481

Total assets	$1,881,727	$1,912,449

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $125 million, $142 million and $136 million for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

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

(7)
The fair value carrying amounts of derivative contracts are reported net, pursuant to FIN 39 (ASC 815-10-45), in Non-interest-earning assets and Other non-interest-bearing liabilities.

(8)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(9)
Includes cash-basis loans.

(10)
Includes Brokerage receivables.

 AVERAGE BALANCES AND INTEREST RATES—LIABILITIES AND EQUITY, AND NET INTEREST REVENUE(1)(2)(3)(4)

Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
In millions of dollars, except rates	Nine Months 2013	Nine Months 2012	Nine Months 2013	Nine Months 2012	Nine Months 2013	Nine Months 2012
Liabilities
Deposits
In U.S. offices(5)	$258,222	$230,692	$1,348	$1,608	0.70%	0.93%
In offices outside the U.S.(6)	478,856	485,950	3,401	4,252	0.95	1.17

Total	$737,078	$716,642	$4,749	$5,860	0.86%	1.09%

Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$129,615	$120,671	$524	$662	0.54%	0.73%
In offices outside the U.S.(6)	104,176	101,154	1,276	1,499	1.64	1.98

Total	$233,791	$221,825	$1,800	$2,161	1.03%	1.30%

Trading account liabilities(8)(9)
In U.S. offices	$25,652	$30,724	$72	$96	0.38%	0.42%
In offices outside the U.S.(6)	49,337	45,567	59	55	0.16	0.16

Total	$74,989	$76,291	$131	$151	0.23%	0.26%

Short-term borrowings(10)
In U.S. offices	$76,323	$81,722	$144	$156	0.25%	0.25%
In offices outside the U.S.(6)	35,915	30,812	317	408	1.18	1.77

Total	$112,238	$112,534	$461	$564	0.55%	0.67%

Long-term debt(11)
In U.S. offices	$195,761	$265,965	$5,156	$6,963	3.52%	3.50%
In offices outside the U.S.(6)	10,358	15,287	143	248	1.85	2.17

Total	$206,119	$281,252	$5,299	$7,211	3.44%	3.42%

Total interest-bearing liabilities	$1,364,215	$1,408,544	$12,440	$15,947	1.22%	1.51%

Demand deposits in U.S. offices	$20,405	$12,523
Other non-interest-bearing liabilities(8)	299,978	305,506
Total liabilities from discontinued operations	386	770

Total liabilities	$1,684,984	$1,727,343

Citigroup stockholders' equity(12)	$194,781	$183,235
Noncontrolling interest	1,962	1,871

Total equity(12)	$196,743	$185,106

Total liabilities and stockholders' equity	$1,881,727	$1,912,449

Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$921,081	$945,763	$18,840	$18,221	2.73%	2.57%
In offices outside the U.S.(6)	733,310	730,404	16,377	16,958	2.99	3.10

Total	$1,654,391	$1,676,167	$35,217	$35,179	2.85%	2.80

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $125 million, $142 million and $136 million for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

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

(8)
The fair value carrying amounts of derivative contracts are reported net, pursuant to FIN 39 (ASC 815-10-45), in Non-interest-earning assets and Other non-interest-bearing liabilities.

(9)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(10)
Includes Brokerage payables.

(11)
Excludes hybrid financial instruments and beneficial interests in consolidated VIEs that are classified as Long-term debt, as these obligations are accounted for in changes in fair value recorded in Principal transactions.

(12)
Includes stockholders' equity from discontinued operations.

(13)
Includes allocations for capital and funding costs based on the location of the asset.

 ANALYSIS OF CHANGES IN INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2013 vs. 2nd Qtr. 2013			3rd Qtr. 2013 vs. 3rd Qtr. 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$37	$(34)	$3	$(16)	$(23)	$(39)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(8)	$(22)	$(30)	$(9)	$(93)	$(102)
In offices outside the U.S.(4)	(24)	(31)	(55)	(19)	(87)	(106)

Total	$(32)	$(53)	$(85)	$(28)	$(180)	$(208)

Trading account assets(5)
In U.S. offices	$(51)	$38	$(13)	$(1)	$18	$17
In offices outside the U.S.(4)	(53)	(112)	(165)	(9)	(146)	(155)

Total	$(104)	$(74)	$(178)	$(10)	$(128)	$(138)

Investments(1)
In U.S. offices	$(47)	$17	$(30)	$(5)	$(24)	$(29)
In offices outside the U.S.(4)	33	(11)	22	(22)	(129)	(151)

Total	$(14)	$6	$(8)	$(27)	$(153)	$(180)

Loans (net of unearned income)(6)
In U.S. offices	$70	$74	$144	$(139)	$(225)	$(364)
In offices outside the U.S.(4)	(14)	(129)	(143)	41	(356)	(315)

Total	$56	$(55)	$1	$(98)	$(581)	$(679)

Other interest-earning assets(7)	$(53)	$(74)	$(127)	$(13)	$(28)	$(41)

Total interest revenue	$(110)	$(284)	$(394)	$(192)	$(1,093)	$(1,285)

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

(6)
Includes cash-basis loans.

(7)
Includes Brokerage receivables.

 ANALYSIS OF CHANGES IN INTEREST EXPENSE AND NET INTEREST REVENUE(1)(2)(3)

	3rd Qtr. 2013 vs. 2nd Qtr. 2013			3rd Qtr. 2013 vs. 3rd Qtr. 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$(5)	$(45)	$(50)	$43	$(153)	$(110)
In offices outside the U.S.(4)	4	(47)	(43)	(62)	(255)	(317)

Total	$(1)	$(92)	$(93)	$(19)	$(408)	$(427)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(20)	$(59)	$(79)	$1	$(68)	$(67)
In offices outside the U.S.(4)	(17)	27	10	15	(100)	(85)

Total	$(37)	$(32)	$(69)	$16	$(168)	$(152)

Trading account liabilities(5)
In U.S. offices	$(2)	$10	$8	$(6)	$8	$2
In offices outside the U.S.(4)	(3)	(2)	(5)	3	(5)	(2)

Total	$(5)	$8	$3	$(3)	$3	$—

Short-term borrowings(6)
In U.S. offices	$4	$6	$10	$2	$4	$6
In offices outside the U.S.(4)	(4)	(4)	(8)	12	(41)	(29)

Total	$—	$2	$2	$14	$(37)	$(23)

Long-term debt
In U.S. offices	$(65)	$(49)	$(114)	$(469)	$(31)	$(500)
In offices outside the U.S.(4)	(1)	66	65	(29)	57	28

Total	$(66)	$17	$(49)	$(498)	$26	$(472)

Total interest expense	$(109)	$(97)	$(206)	$(490)	$(584)	$(1,074)

Net interest revenue	$(1)	$(187)	$(188)	$298	$(509)	$(211)

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

(6)
Includes Brokerage payables.

ANALYSIS OF CHANGES IN INTEREST REVENUE, INTEREST EXPENSE, AND NET INTEREST REVENUE(1)(2)(3)

	Nine Months 2013 vs. Nine Months 2012
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits at interest with banks(4)	$(147)	$(78)	$(225)

Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$16	$(268)	$(252)
In offices outside the U.S.(4)	(139)	(272)	(411)

Total	$(123)	$(540)	$(663)

Trading account assets(5)
In U.S. offices	$141	$(170)	$(29)
In offices outside the U.S.(4)	56	(275)	(219)

Total	$197	$(445)	$(248)

Investments(1)
In U.S. offices	$123	$(249)	$(126)
In offices outside the U.S.(4)	(61)	(251)	(312)

Total	$62	$(500)	$(438)

Loans (net of unearned income)(6)
In U.S. offices	$(439)	$(731)	$(1,170)
In offices outside the U.S.(4)	314	(1,117)	(803)

Total	$(125)	$(1,848)	$(1,973)

Other interest-earning assets(7)	$(5)	$83	$78

Total interest revenue	$(141)	$(3,328)	$(3,469)

Deposits(8)
In U.S. offices	$176	$(436)	$(260)
In offices outside the U.S.(4)	(61)	(790)	(851)

Total	$115	$(1,226)	$(1,111)

Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$46	$(184)	$(138)
In offices outside the U.S.(4)	44	(267)	(223)

Total	$90	$(451)	$(361)

Trading account liabilities(5)
In U.S. offices	$(15)	$(9)	$(24)
In offices outside the U.S.(4)	5	(1)	4

Total	$(10)	$(10)	$(20)

Short-term borrowings(9)
In U.S. offices	$(10)	$(2)	$(12)
In offices outside the U.S.(4)	60	(151)	(91)

Total	$50	$(153)	$(103)

Long-term debt
In U.S. offices	$(1,849)	$42	$(1,807)
In offices outside the U.S.(4)	(72)	(33)	(105)

Total	$(1,921)	$9	$(1,912)

Total interest expense	$(1,676)	$(1,831)	$(3,507)

Net interest revenue	$1,535	$(1,497)	$38

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

(6)
Includes cash-basis loans.

(7)
Includes Brokerage receivables.

(8)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $855 million and $959 million for the nine months ended September 30, 2013 and 2012, respectively.

(9)
Includes Brokerage payables.

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

        Several European countries, including Greece, Ireland, Italy, Portugal, Spain (GIIPS) and France, have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Moreover, the ongoing Eurozone debt and economic crisis and other developments in the European Monetary Union (EMU) could lead to the withdrawal of one or more countries from the EMU or a partial or complete break-up of the EMU. Given investor interest in this area, the narrative and tables below set forth certain information regarding Citi's country risk exposures on these topics.

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

 Sovereign, Financial Institution and Corporate Exposures

						GIIPS(1)
In billions of U.S. dollars	Greece	Ireland	Italy	Portugal	Spain	September 30, 2013	June 30, 2013
Funded loans, before reserves(2)	$1.1	$0.4	$1.5	$0.2	$3.8	$7.0	$7.5
Derivative counterparty mark-to-market, inclusive of CVA(3)	0.6	0.4	9.4	0.2	2.1	12.7	11.9

Gross funded credit exposure	$1.7	$0.8	$10.9	$0.4	$5.9	$19.7	$19.4

Less: margin and collateral(4)	$(0.2)	$(0.2)	$(1.3)	$(0.2)	$(2.5)	$(4.3)	$(4.2)
Less: purchased credit protection(5)	(0.4)	(0.0)	(7.8)	(0.2)	(1.4)	(9.8)	(9.2)

Net current funded credit exposure	$1.1	$0.5	$1.9	$0.1	$2.0	$5.6	$6.0

Net trading exposure	$0.0	$0.1	$0.9	$(0.2)	$(0.5)	$0.4	$2.5
AFS exposure	0.0	0.0	0.2	0.0	0.0	0.3	0.3

Net trading and AFS exposure	$0.0	$0.2	$1.1	$(0.2)	$(0.5)	$0.6	$2.8

Net current funded exposure	$1.1	$0.7	$3.0	$(0.1)	$1.4	$6.2	$8.8

Additional collateral received, not reducing amounts above	$(0.7)	$(0.1)	$(0.1)	$(0.0)	$(0.4)	$(1.3)	$(1.4)

Net current funded credit exposure detail
Sovereigns	$0.2	$0.0	$0.7	$0.0	$0.2	$1.1	$1.1
Financial institutions	0.0	0.0	0.1	0.0	0.6	0.8	0.8
Corporations	0.9	0.5	1.1	0.1	1.1	3.7	4.1

Net current funded credit exposure	$1.1	$0.5	$1.9	$0.1	$1.9	$5.6	$6.0

Net unfunded commitments(6)
Sovereigns	$—	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Financial institutions	0.0	0.0	0.1	0.0	0.2	0.4	0.4
Corporations, net	0.2	0.6	3.0	0.3	2.4	6.4	6.7

Total net unfunded commitments	$0.2	$0.6	$3.1	$0.3	$2.6	$6.8	$7.1

Note: Totals may not sum due to rounding. The exposures in the table above do not include retail, small business and Citi Private Bank exposures in the GIIPS. See "GIIPS—Retail, Small Business and Citi Private Bank" below. Citi has exposures to obligors located within the GIIPS that are not included in the table above because Citi's internal risk management systems determine that the client relationship, taken as a whole, is not in the GIIPS (e.g., a funded loan to a Greece subsidiary of a Switzerland-based corporation). However, the total amount of such exposures was less than $2.4 billion of funded loans and $2.3 billion of unfunded commitments across the GIIPS as of September 30, 2013.

(1)
Greece, Ireland, Italy, Portugal and Spain.

(2)
As of September 30, 2013, Citi held $0.3 billion in reserves against these loans.

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

(6)
Unfunded commitments net of approximately $1.1 billion of purchased credit protection as of September 30, 2013.

GIIPS

Sovereign, Financial Institution and Corporate Exposures

        As noted in the table above, Citi's gross funded credit exposure to sovereign entities, financial institutions and multinational and local corporations designated in the GIIPS under Citi's risk management systems was $19.7 billion at September 30, 2013, composed of $7.0 billion in gross funded loans, before reserves, and $12.7 billion in derivative counterparty mark-to-market exposure, inclusive of CVA. Further, as of September 30, 2013, Citi's net current funded exposure to sovereigns, financial institutions and corporations designated in the GIIPS under Citi's risk management systems was $6.2 billion. The decrease from June 30, 2013 primarily reflected a decrease in net trading and AFS exposure, as discussed below.

Net Trading and AFS Exposure—$0.6 billion

        Included in the net current funded exposure at September 30, 2013 was a net position of $0.6 billion in securities and derivatives with GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity. These securities and derivatives are marked to market daily. Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

        Included within the net position of $0.6 billion as of September 30, 2013 was a net position of $(1.1) billion of indexed and tranched credit derivatives (compared to a net position of $(0.9) billion at June 30, 2013).

Net Current Funded Credit Exposure—$5.6 billion

        As of September 30, 2013, Citi's net current funded credit exposure to GIIPS sovereigns, financial institutions and corporations was $5.6 billion, the majority of which was to corporations designated in the GIIPS.

        Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure as of September 30, 2013 has been reduced by $4.3 billion of margin and collateral posted under legally enforceable margin agreements. As of September 30, 2013, the majority of Citi's margin and collateral netted against its gross funded credit exposure to the GIIPS was in the form of cash, with the remainder in predominantly non-GIIPS securities, which are included at fair value.

        Gross funded credit exposure as of September 30, 2013 has also been reduced by $9.8 billion in purchased credit protection, predominantly from financial institutions outside of the GIIPS and France (see "Credit Default Swaps" below). Included within the $9.8 billion of purchased credit protection as of September 30, 2013 was $0.5 billion of indexed and tranched credit derivatives (compared to $0.4 billion as of June 30, 2013) executed to hedge Citi's exposure on funded loans and CVA on derivatives, a significant portion of which is reflected in Italy and Spain.

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

        As of September 30, 2013, Citi also held $1.3 billion of collateral that has not been netted against its gross funded credit exposure to the GIIPS. Collateral received but not netted against Citi's gross funded credit exposure in the GIIPS may take a variety of forms, including securities, receivables and physical assets, and is held under a variety of collateral arrangements.

Net Unfunded Commitments—$6.8 billion

        As of September 30, 2013, Citi had $6.8 billion of net unfunded commitments to GIIPS sovereigns, financial institutions and corporations, with $6.4 billion of this amount to corporations. As of September 30, 2013, net unfunded commitments in the GIIPS included approximately $4.7 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $2.1 billion of letters of credit (compared to $5.0 billion and $2.1 billion at June 30, 2013).

Other Activities

        In addition to the exposures described above, like other banks, Citi also provides settlement and clearing facilities for a variety of clients in these countries and actively monitors and manages these intra-day exposures.

Retail, Small Business and Citi Private Bank

        As of September 30, 2013, Citi had approximately $4.5 billion of mostly locally funded accrual loans to retail, small business and Citi Private Bank customers in the GIIPS, the vast majority of which was in Citi Holdings. This compared to $5.0 billion as of June 30, 2013. Of the $4.5 billion, approximately (i) $3.1 billion consisted of retail and small business exposures in Spain ($2.5 billion) and Greece ($0.6 billion), (ii) $0.9 billion related to held-to-maturity securitized retail assets (primarily mortgage-backed securities in Spain), and (iii) $0.5 billion related to Private Bank customers, substantially all in Spain. This compared to approximately (i) $3.3 billion of retail and small business exposures in Spain ($2.7 billion) and Greece ($0.6 billion), (ii) $1.2 billion related to held-to-maturity securitized retail assets, and (iii) $0.4 billion related to Private Bank customers as of June 30, 2013.

        In addition, Citi had approximately $4.1 billion of unfunded commitments to GIIPS retail customers as of September 30, 2013, compared to $4.0 billion as of June 30, 2013. Citi's unfunded commitments to GIIPS retail customers, in the form of unused credit card lines, are generally cancellable upon the occurrence of significant credit events, including redenomination events.

France

	France
In billions of U.S. dollars as of June 30, 2013	September 30, 2013	June 30, 2013
Funded loans, before reserves(1)	6.3	$5.5
Derivative counterparty mark-to-market, inclusive of CVA(2)	5.8	5.9

Gross funded credit exposure	12.1	$11.4

Less: margin and collateral(3)	(4.6)	$(4.8)
Less: purchased credit protection(4)	(2.0)	(2.2)

Net current funded credit exposure	5.5	$4.4

Net trading exposure	(1.8)	$2.3
AFS exposure	0.2	0.3

Net trading and AFS exposure	(1.5)	$2.5

Net current funded exposure	4.0	$7.0

Additional collateral received, not reducing amounts above	(4.0)	$(3.9)

Net current funded credit exposure detail
Sovereigns	0.6	$(0.1)
Financial institutions	2.1	2.0
Corporations	2.8	2.5

Net current funded credit exposure	5.5	$4.4

Net unfunded commitments(5)
Sovereigns	0.7	$0.1
Financial institutions	2.7	3.1
Corporations, net	11.3	10.1

Total net unfunded commitments	14.7	$13.2

Note: Totals may not sum due to rounding. The exposures in the table above do not include retail, small business and Citi Private Bank exposure in France, which was not material as of September 30 and June 30, 2013. Citi has exposures to obligors located within France that are not included in the table above because Citi's internal risk management systems determine that the client relationship, taken as a whole, is not in France (e.g., a funded loan to a French subsidiary of a Switzerland-based corporation). However, the total amount of such exposures was less than $0.4 billion of funded loans and $0.2 billion of unfunded commitments as of September 30, 2013.

(1)
As of September 30, 2013, Citi held $0.1 billion in reserves against these loans.

(2)
Includes the net credit exposure arising from secured financing transactions, such as repurchase agreements and reverse repurchase agreements. See "Secured Financing Transactions" below.

(3)
For derivatives and loans, includes margin and collateral posted under legally enforceable margin agreements. Does not include collateral received on secured financing transactions.

(4)
Credit protection purchased primarily from investment grade, global financial institutions predominantly outside of the GIIPS and France. See "Credit Default Swaps" below.

(5)
Unfunded commitments net of approximately $0.9 billion of purchased credit protection as of September 30, 2013.

Sovereign, Financial Institution and Corporate Exposures

        Citi's gross funded credit exposure to the sovereign entity of France, as well as financial institutions and multinational and local corporations designated in France under Citi's risk management systems, was $12.1 billion at September 30, 2013, composed of $6.3 billion in gross funded loans, before reserves, and $5.8 billion in derivative counterparty mark-to-market exposure, inclusive of CVA. Further, as of September 30, 2013, Citi's net current funded exposure to the French sovereign and financial institutions and corporations designated in France under Citi's risk management systems was $4.0 billion. The decrease from June 30, 2013 primarily reflected a decrease in net trading and AFS exposure, as discussed below.

Net Trading and AFS Exposure—$(1.5) billion

        Included in the net current funded exposure at September 30, 2013 was a net position of $(1.5) billion in securities and derivatives with the French sovereign, financial institutions and corporations as the issuer or reference entity. These securities and derivatives are marked to market daily. Citi's trading exposure levels vary as it maintains inventory consistent with customer needs.

        Included within the net position of $(1.5) billion as of September 30, 2013 was a net position of $(1.1) billion of indexed and tranched credit derivatives (compared to a net position of $(0.2) billion at June 30, 2013).

Net Current Funded Credit Exposure—$5.5 billion

        As of September 30, 2013, the net current funded credit exposure to the French sovereign, financial institutions and corporations was $5.5 billion. Of this amount, $0.6 billion was to the sovereign entity, $2.1 billion was to financial institutions and $2.8 billion was to corporations.

        Consistent with its internal risk management measures and as set forth in the table above, Citi's gross funded credit exposure has been reduced by $4.6 billion of margin and collateral posted under legally enforceable margin agreements. As of September 30, 2013, the majority of Citi's margin and collateral netted against its gross funded credit exposure to France was in the form of cash, with the remainder in predominantly non-French securities, which are included at fair value.

        Gross funded credit exposure as of September 30, 2013 has also been reduced by $2.0 billion in purchased credit protection, predominantly from financial institutions outside of the GIIPS and France (see "Credit Default Swaps" below). Included within the $2.0 billion of purchased credit protection as of September 30, 2013 was $1.0 billion of indexed and tranched credit derivatives executed to hedge Citi's exposure on funded loans and CVA on derivatives (compared to $0.9 billion at June 30, 2013).

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

        As of September 30, 2013, Citi also held $4.0 billion of collateral that has not been netted against its gross funded credit exposure to France. As described above, this collateral can take a variety of forms and is held under a variety of collateral arrangements.

Net Unfunded Commitments—$14.7 billion

        As of September 30, 2013, Citi had $14.7 billion of net unfunded commitments to the French sovereign, financial institutions and corporations, with $11.3 billion of this amount to corporations. As of September 30, 2013, net unfunded commitments in France included $12.0 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn, and $2.7 billion of letters of credit (compared to $10.4 billion and $2.8 billion at June 30, 2013).

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

        The notional amount of credit protection purchased or sold on GIIPS and French underlying single reference entities as of September 30, 2013 is set forth in the table below. The net notional contract amounts, less mark-to-market adjustments, are included in "Net current funded exposure" in the tables under "Sovereign, Financial Institution and Corporate Exposures" above, and appear in either "Net trading exposure" when part of a trading strategy or in "Purchased credit protection" when purchased as a hedge against a credit exposure.

	CDS purchased or sold on underlying single reference entities in these countries
In billions of U.S. dollars as of September 30, 2013	GIIPS	Greece	Ireland	Italy	Portugal	Spain	France
Notional CDS contracts on underlying reference entities
Net purchased(1)	$(14.0)	$(0.2)	$(0.9)	$(9.1)	$(2.1)	$(5.6)	$(8.2)
Net sold(1)	6.2	0.2	1.0	2.9	2.1	4.1	6.0
Sovereign underlying reference entity
Net purchased(1)	(11.6)	(0.0)	(0.6)	(8.3)	(1.6)	(3.9)	(3.6)
Net sold(1)	4.6	0.0	0.7	1.9	1.6	3.3	3.8
Financial institution underlying reference entity
Net purchased(1)	(2.1)	—	—	(1.5)	(0.2)	(0.8)	(1.5)
Net sold(1)	2.0	—	—	1.5	0.2	0.9	1.2
Corporate underlying reference entity
Net purchased(1)	(3.2)	(0.2)	(0.4)	(1.4)	(0.7)	(2.0)	(5.1)
Net sold(1)	2.5	0.2	0.5	1.4	0.7	1.0	3.1

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

        The above table contains all net CDS purchased or sold on GIIPS and French underlying single reference entities, whether part of a trading strategy or as purchased credit protection. With respect to the $14.0 billion net purchased CDS contracts on underlying GIIPS reference entities at September 30, 2013 (compared to $15.3 billion at June 30, 2013), approximately 92% was purchased from non-GIIPS counterparties and 83% was purchased from investment grade counterparties. With respect to the $8.2 billion net purchased CDS contracts on underlying French reference entities (compared to $7.9 billion at June 30, 2013), approximately 97% was purchased from non-French counterparties and 91% was purchased from investment grade counterparties.

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

        As shown in the table below, at September 30, 2013, Citi had loaned $17.5 billion in cash through secured financing transactions with GIIPS and French counterparties, usually through reverse repurchase agreements. This compared to $12.7 billion as of June 30, 2013. Against those loans, it held approximately $19.8 billion fair value of securities collateral (compared to $14.7 billion as of June 30, 2013). In addition, Citi held $0.4 billion in variation margin (compared to $0.7 billion at June 30, 2013), most of which was in cash, against all secured financing transactions.

        Consistent with Citi's risk management systems, secured financing transactions are included in the counterparty derivative mark-to-market exposure at their net credit exposure value, which is typically small or zero given the over-collateralized structure of these transactions.

In billions of dollars as of September 30, 2013	Cash financing out	Securities collateral in(1)
Lending to GIIPS and French counterparties through secured financing transactions	$17.5	$19.8

(1)
Citi has also received approximately $0.4 billion in variation margin, predominantly cash, associated with secured financing transactions with these counterparties.

        Collateral taken in against secured financing transactions is generally high quality, marketable securities, consisting of government debt, corporate debt, or asset-backed securities. The table below sets forth the fair value of the securities collateral taken in by Citi against secured financing transactions as of September 30, 2013.

In billions of dollars as of September 30, 2013	Total	Government bonds	Municipal or Corporate bonds	Asset-backed bonds
Securities pledged by GIIPS and French counterparties in secured financing transaction lending(1)	$19.8	$10.0	$1.8	$8.1

Investment grade	$19.2	$9.6	$1.6	$8.1
Non-investment grade	0.5	0.4	0.1	—
Not rated	0.0	—	0.0	—

(1)
Total includes approximately $5.3 billion in correlated risk collateral, predominantly French and Spanish sovereign debt pledged by French counterparties.

        Secured financing transactions can be short term or can extend beyond one year. In most cases, Citi has the right to call for additional margin daily, and can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. The table below sets forth the remaining transaction tenor for these transactions as of September 30, 2013.

	Remaining transaction tenor
In billions of dollars as of September 30, 2013	Total	<1 year	1-3 years	>3 years
Cash extended to GIIPS and French counterparties in secured financing transactions lending(1)	$17.5	$9.7	$3.2	$4.6

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

        Citi's redenomination and devaluation exposures to the GIIPS as of September 30, 2013 are not additive to its credit risk exposures to such countries as described under "Credit Risk" above. Rather, Citi's credit risk exposures in the affected country would generally be reduced to the extent of any redenomination and devaluation of assets.

        As of September 30, 2013, Citi estimates that it had net asset exposure subject to redenomination and devaluation in Italy, principally relating to derivatives contracts. Citi also estimates that, as of such date, it had net asset exposure subject to redenomination and devaluation in Spain, principally related to offshore exposures related to held-to-maturity securitized retail assets (primarily mortgage-backed securities) (see "GIIPS—Retail, Small Business and Citi Private Bank" above). However, as of September 30, 2013, Citi's estimated redenomination and devaluation exposure to Italy was less than Citi's net current funded credit exposure to Italy (before purchased credit protection) as reflected under "Credit Risk" above. Further, as of September 30, 2013, Citi's estimated redenomination and devaluation exposure to Spain was less than Citi's net current funded credit exposure to Spain (before purchased credit protection), as reflected under "Credit Risk" above. As of September 30, 2013, Citi had a net liability position in each of Greece, Ireland and Portugal.

        As referenced above, Citi's estimated redenomination and devaluation exposure does not include purchased credit protection. As described under "Credit Risk" above, Citi has purchased credit protection primarily from investment grade, global financial institutions predominantly outside of the GIIPS and France. To the extent the purchased credit protection is available in a redenomination/devaluation event, any redenomination/devaluation exposure could be reduced.

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

Argentina

        As of September 30, 2013, Citi's net investment in its Argentine operations was approximately $750 million, compared to $770 million at June 30, 2013 and $720 million at December 31, 2012. As previously disclosed, Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. During the third quarter of 2013, devaluation of the Argentine peso continued, with an official exchange rate of 5.79 Argentine pesos to one U.S. dollar at September 30, 2013, compared to 5.39 and 4.90 Argentine pesos to one U.S. dollar at June 30, 2013 and December 31, 2012, respectively.

        At September 30, 2013, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.19 billion (pretax) (compared to $1.12 billion and $1.04 billion (pretax) as of June 30, 2013 and December 31, 2012, respectively), which were recorded in stockholders' equity. The cumulative translation losses would not be reclassified into earnings unless realized upon sale or liquidation of Citi's Argentine operations.

        At September 30, 2013, Citi hedged approximately $200 million of its net investment in Argentina (compared with $220 million and $200 million as of June 30, 2013 and December 31, 2012, respectively) using foreign currency forwards that are recorded as net investment hedges under ASC 815. In addition, as of September 30, 2013, Citi hedged foreign currency risk associated with its net investment by holding in its Argentine operations both U.S.-dollar-denominated net monetary assets of approximately $370 million (compared to $390 million and $280 million as of June 30, 2013 and December 31, 2012, respectively) and foreign currency futures with a notional value of approximately $200 million (compared to $180 million and $170 million as of June 30, 2013 and December 31, 2012, respectively), neither of which qualify as net investment hedges under ASC 815.

Venezuela

        Citi uses the official exchange rate, as fixed by the Foreign Currency Administration Commission (CADIVI) of Venezuela, to re-measure foreign currency transactions in the financial statements of its Venezuelan operations, which use the U.S. dollar as the functional currency, into U.S. dollars. Citi uses the official exchange rate as it is the only rate legally available in the country, despite the limited availability of U.S. dollars from CADIVI and although the official rate may not necessarily be reflective of economic reality. Re-measurement of Citi's bolivar-denominated assets and liabilities due to changes in the official exchange rate is recorded in earnings.

        As of September 30, 2013, Citi's net investment in Venezuela was approximately $230 million (compared to $220 million and $300 million at June 30, 2013 and December 31, 2012, respectively), which included net monetary assets denominated in Venezuelan bolivars of approximately $220 million (compared to $200 million and $290 million at June 30, 2013 and December 31, 2012, respectively).

Egypt

        There has been ongoing political transition and sporadic civil unrest in Egypt, contributing to significant economic uncertainty and volatility. As previously disclosed, Citi operates in Egypt through a branch of Citibank N.A., and uses the Egyptian pound as the functional currency to translate its financial statements into U.S. dollars using quoted exchange rates. As of September 30, 2013, Citi's net investment in Egypt was approximately $250 million, flat sequentially, and Citi had cumulative translation losses related to its investment in Egypt, net of qualifying net investment hedges, of approximately $116 million (pretax), compared to approximately $101 million (pretax) as of June 30, 2013. Substantially all of the net investment is hedged with forward foreign exchange derivatives. Total third-party assets of the Egypt Citibank, N.A. branch were approximately $1.55 billion as of September 30, 2013, comprised primarily of cash on deposit with the Central Bank of Egypt, loans and short-term local government debt securities. A significant majority of these third party assets were funded with local deposit liabilities. Citi continues to closely monitor the political and economic situation in Egypt, and will continue to take actions to mitigate its exposures to potential risk events.

 FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND FVO LIABILITIES

        The following discussion relates to the derivative obligor information and the fair valuation for derivatives and liabilities for which the fair value option (FVO) has been elected. See Notes 20 and 22 to the Consolidated Financial Statements for additional information on Citi's derivative activities and FVO liabilities, respectively.

Fair Valuation Adjustments for Derivatives

        The fair value adjustments applied by Citigroup to its derivative carrying values consist of the following items:

  •
  Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 21 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity reserve is adjusted to take into account the size of the position.

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

        The table below summarizes the CVA applied to the fair value of derivative instruments for the periods indicated:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	September 30, 2013	December 31, 2012
Non-monoline counterparties	$(2,240)	$(2,971)
Citigroup (own)	771	918

Total CVA—derivative instruments	$(1,469)	$(2,053)

Own Debt Valuation Adjustments

        Own debt valuation adjustments (DVA) are recognized on Citi's liabilities for which the fair value option (FVO) has been elected using Citi's credit spreads observed in the bond market. Accordingly, the fair value of the liabilities for which the fair value option has been elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of Citi's credit spreads. Changes in fair value resulting from changes in Citi's instrument-specific credit risk are estimated by incorporating Citi's current credit spreads observable in the bond market into the relevant valuation technique used to value each liability.

        The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO liabilities for the periods indicated:

	Credit/debt valuation adjustment gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Derivative counterparty CVA	$(48)	$250	$175	$660
Derivative own-credit CVA	(47)	(466)	(104)	(953)

Total CVA—derivative instruments	$(95)	$(216)	$71	$(293)

DVA related to own FVO liabilities	$(241)	$(560)	$(249)	$(1,552)

Total CVA and DVA	$(336)	$(776)	$(178)	$(1,845)

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

        Citi actively monitors its counterparty credit risk in credit derivative contracts. As of September 30, 2013 and December 31, 2012, approximately 96% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi's top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

        The ratings of the credit derivatives portfolio presented in the following table are based on the assigned internal or external ratings of the referenced asset or entity. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. Citi's internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the "not rated" category and are primarily related to credit default swaps and other derivatives referencing investment grade and high yield credit index products and customized baskets.

        The following tables summarize the key characteristics of Citi's credit derivatives portfolio by counterparty and derivative form as of September 30, 2013 and December 31, 2012:

September 30, 2013

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Bank	$28,642	$27,014	$901,516	$886,450
Broker-dealer	9,842	10,876	289,902	262,902
Monoline	1	—	113	—
Non-financial	207	163	4,473	3,440
Insurance and other financial institutions	6,468	7,115	234,897	206,850

Total by industry/counterparty	$45,160	$45,168	$1,430,901	$1,359,642

By instrument
Credit default swaps and options	$44,886	$43,802	$1,415,840	$1,358,327
Total return swaps and other	274	1,366	15,061	1,315

Total by instrument	$45,160	$45,168	$1,430,901	$1,359,642

By rating
Investment grade	$14,888	$14,215	$671,939	$629,884
Non-investment grade	17,143	16,098	203,461	196,785
Not rated	13,129	14,855	555,501	532,973

Total by rating	$45,160	$45,168	$1,430,901	$1,359,642

By maturity
Within 1 year	$3,372	$3,443	$278,697	$258,714
From 1 to 5 years	33,972	34,280	1,043,750	1,002,689
After 5 years	7,816	7,445	108,454	98,239

Total by maturity	$45,160	$45,168	$1,430,901	$1,359,642

(1)
The fair value amounts receivable were $21,315 million and $23,845 million under protection purchased and sold, respectively.

(2)
The fair value amounts payable were $25,652 million and $19,516 million under protection purchased and sold, respectively.

December 31, 2012

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Bank	$33,938	$31,914	$914,542	$863,411
Broker-dealer	13,302	14,098	321,418	304,968
Monoline	5	—	141	—
Non-financial	210	164	4,022	3,241
Insurance and other financial institutions	6,671	6,486	194,166	174,874

Total by industry/counterparty	$54,126	$52,662	$1,434,289	$1,346,494

By instrument
Credit default swaps and options	$54,024	$51,270	$1,421,122	$1,345,162
Total return swaps and other	102	1,392	13,167	1,332

Total by instrument	$54,126	$52,662	$1,434,289	$1,346,494

By rating
Investment grade	$17,236	$16,252	$694,590	$637,343
Non-investment grade	22,385	20,420	210,478	200,529
Not rated	14,505	15,990	529,221	508,622

Total by rating	$54,126	$52,662	$1,434,289	$1,346,494

By maturity
Within 1 year	$4,826	$5,324	$311,202	$287,670
From 1 to 5 years	37,660	37,311	1,014,459	965,059
After 5 years	11,640	10,027	108,628	93,765

Total by maturity	$54,126	$52,662	$1,434,289	$1,346,494

(1)
The fair value amounts receivable were $34,416 million and $19,710 million under protection purchased and sold, respectively.

(2)
The fair value amounts payable were $20,832 million and $31,830 million under protection purchased and sold, respectively.

 INCOME TAXES

Deferred Tax Assets

        Deferred tax assets (DTAs) are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. DTAs are recognized subject to management's judgment that realization is more likely than not. For additional information, see "Risk Factors" and "Significant Accounting Policies and Significant Estimates—Income Taxes" in Citi's 2012 Annual Report on Form 10-K.

        At September 30, 2013, Citigroup had recorded net DTAs of approximately $53.5 billion, a decrease of $0.5 billion from June 30, 2013 and $1.8 billion from December 31, 2012. The sequential decrease in DTAs was driven primarily by the generation of U.S. taxable earnings, including a continued decline in losses within Citi Holdings, and a decrease in the tax effect of net losses in AOCI during the third quarter of 2013.

        Although realization is not assured, Citi believes that the realization of its recognized net DTAs at September 30, 2013 is more-likely-than-not-based on (i) expectations as to future taxable income in the jurisdictions in which the DTAs arise, and (ii) available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carryforward from expiring. Realization of the DTAs will continue to be driven by Citi's ability to generate U.S. taxable earnings in the carry-forward period, including through actions that optimize Citi's U.S. taxable earnings. Citi does not expect a significant reduction in the balance of its DTAs during the remainder of 2013.

        The following table summarizes Citi's net DTAs balance at September 30, 2013 and December 31, 2012:

Jurisdiction/Component

	DTAs balance
In billions of dollars	September 30, 2013		December 31, 2012
Total U.S.	$50.3		$52.0
Total foreign	3.2		3.3

Total	$53.5	(1)	$55.3

(1)
Approximately $11 billion of the net DTAs was not deducted in calculating regulatory capital pursuant to current risk-based capital guidelines as of September 30, 2013.

Effective Tax Rate

        Citi's effective tax rate for the third quarter of 2013 was 25.3%. This included a tax benefit of $176 million for the resolution of tax issues in the quarter (see discussion below). Citi expects its effective tax rate will remain higher than in prior years due to higher expected taxable earnings in North America as well as a higher tax rate on its international operations. As previously disclosed, the increased tax rate on Citi's earnings outside of North America is due to a change in Citi's assertion that earnings in certain entities would be indefinitely reinvested outside the U.S. (indefinite reinvestment assertions under ASC 740).

Unrecognized Tax Benefits Update

        As disclosed in Note 10 to the Consolidated Financial Statements in Citi's 2012 Annual Report on Form 10-K, Citi noted that it could resolve certain issues with IRS Appeals for the 2003-2005 and 2006-2008 cycles during 2013. The $176 million benefit noted under "Effective Tax Rate" above reflected the resolution of two of those issues. As of September 30, 2013, the remaining unrecognized tax benefits that may be resolved for these years are immaterial.

        During the third quarter of 2013, the relevant portion of the audit of Citi's German Consumer tax group for the years 2005-2008, was completed and a tax benefit of $85 million (including a pretax indemnification amount) was recorded in the third quarter of 2013 and included in discontinued operations within Corporate/Other.

        Primarily as a result of the resolution of certain issues in Citi's current IRS audit and at IRS Appeals (as noted above), Citi's gross unrecognized tax benefits, which were $3.1 billion at December 31, 2012, have been reduced by approximately $1.4 billion through the third quarter of 2013. Citi may resolve further issues in its IRS audit for the years 2009-2011 within the next 12 months. The gross unrecognized tax benefits are as much as $625 million. The potential tax benefit to continuing operations could be anywhere in a range between $0 and $150 million while the potential tax benefit to retained earnings could be anywhere in a range between $0 and $350 million.

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

        Citi's management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup's disclosure controls and procedures were effective.

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

        The Office of Foreign Assets Control (OFAC) has been aware of the requirement for financial institutions operating within a particular country to participate in these local government-run clearing and exchange networks (including the participation of these Citi branches in such networks), despite the fact that certain banks that have been designated for sanctions by OFAC based on their ties to Iran and involvement in certain activities (OFAC Designated Banks) also participate in these networks. Citi has license applications pending with OFAC in connection with the activity in Venezuela. On September 13, 2013, Citi received OFAC license approval related to the activity in Bahrain.

        During the third quarter of 2013, Citibank Bahrain processed approximately 19 domestic check transactions (or approximately 0.1% of all domestic check transactions for Citibank Bahrain during the third quarter of 2013) involving Future Bank, an OFAC Designated Bank. The domestic check transactions resulted in no revenues or net income to Citi. During the third quarter of 2013, Citibank Venezuela processed one domestic check transaction involving Banco Internacional de Desarrollo, an OFAC Designated Bank. The transaction resulted in no revenues or net income to Citi.

FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q, including but not limited to statements included within the Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In addition, Citigroup also may make forward-looking statements in its other documents filed or furnished with the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.

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

        Such statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results and capital and other financial condition may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included in this Form 10-Q, the factors listed and described under "Risk Factors" in Citi's 2012 Annual Report on Form 10-K and the factors and uncertainties summarized below:

  •
  the continued impact of the significant regulatory changes and uncertainties faced by Citi in the U.S. and non-U.S. jurisdictions in which it operates, including fee and rate limits on credit card and other consumer lending and financial transaction taxes, and the possibility of additional regulatory requirements or changes beyond those already proposed, adopted or contemplated by U.S. or non-U.S. regulators, such as legislative and regulatory initiatives designed to address systemically important financial institutions;

  •
  the continued uncertainty regarding the timing and implementation of the future regulatory capital requirements applicable to Citi, including as a result of any enhanced supplementary leverage ratio promulgated by U.S. regulators or the Basel Committee or any new legislative or regulatory requirements, such as measures relating to short-term wholesale funding, and the potential impact these requirements could have on Citi's businesses, results of operations and financial condition, or Citi's ability to meet the requirements as it projects or as required;

  •
  the impact of derivatives regulation and implementation guidance, under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and internationally, on Citi's competitiveness, results of operations and compliance costs and risks, including the sequencing and coordination of cross-border derivative rules and the potential impact on Citi's ability to retain its overseas clients who transact their derivatives business through overseas branches of Citibank, N.A.;

  •
  the potential impact of the proposed restrictions of the "Volcker Rule" provisions under the Dodd-Frank Act on Citi's market-making activities, the timing and significant compliance costs and risks associated with those proposals, and the potential inconsistent regulatory regimes and increased compliance and other costs resulting from non-U.S. proposals;

  •
  the potential impact to Citi's business structures, activities and practices as a result of regulatory requirements and determinations in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions;

  •
  the potential impact to Citi and its businesses of additional regulations with respect to securitizations, including proposals relating to risk retention requirements and the potential impact these proposals could have on the economics of engaging in certain types of securitization transactions;

  •
  the potential impact of the ongoing Eurozone debt and economic crisis, directly or indirectly, on Citi's businesses, results of operations or financial condition, including the exit of one or more countries from the European Monetary Union;

  •
  the uncertainty relating to the sustainability and pace of economic recovery and growth in the U.S. and globally, including in the emerging markets, and the impact any continued uncertainty could have on Citi's businesses, results of operations, including Citi's net credit losses, and financial condition;

  •
  any significant global economic downturn or disruption, including a significant decline in global trade volumes, on Citi's businesses, results of operations and financial condition, particularly as compared to Citi's competitors;

  •
  the uncertainty surrounding a U.S. government default on its payment obligations, and the potential impact such events could have on U.S. and global financial markets and economic conditions as well as Citi's businesses, results of operations, capital and funding and liquidity;

  •
  the potential impact of any U.S. government "shut down" on Citi's businesses and customers;

  •
  concerns relating to the overall level of U.S. government debt and the potential impact of a further downgrade of the U.S. government credit rating on Citi's businesses, results of operations, capital, funding and liquidity;

  •
  risks arising from Citi's extensive operations outside of the U.S., particularly in emerging markets, including among others regulatory changes, foreign exchange controls, limitations on foreign investments, sociopolitical instability, nationalization, closure of branches or subsidiaries and confiscation of assets, as well as increased compliance and regulatory risks and costs;

  •
  the potential impact on Citi's liquidity and/or costs of funding as a result of external factors outside of Citi's control, such as market disruptions and changes in Citi's credit spreads;

  •
  the potential impact on Citi's funding and liquidity, as well as the results of operations for certain of its businesses, resulting from a reduction in Citi's or its more significant subsidiaries' long-term/senior or short-term/commercial paper credit ratings, including as a result of removal of any "government support uplift" factored into Citi's, or its more significant subsidiaries', credit ratings;

  •
  the potential impact on Citi's businesses, business practices, reputation, financial condition or results of operations from the extensive legal and regulatory proceedings, investigations and inquiries to which Citi is subject, including those related to its legacy U.S. mortgage-related activities, interbank offered rates or other rates or benchmarks and anti-money laundering programs, as well as any potential fines;

  •
  the continued impact of Citi Holdings on Citi's results of operations, and its ability to utilize the capital supporting the remaining assets of Citi Holdings for more productive purposes;

  •
  Citi's ability to return capital to shareholders and the potential market impact if it is not able to do so, whether as a result of future Comprehensive Capital Analysis and Review (CCAR) processes, required supervisory stress tests or otherwise;

  •
  Citi's ability to achieve its targeted expense reductions, including as a result of its repositioning efforts announced in December 2012 as well as external factors outside of its control;

  •
  Citi's ability to continue to utilize its DTAs, including its ability to generate U.S. taxable earnings during the relevant carry-forward periods, particularly the FTC carry-forward periods;

  •
  the potential impact on the value of Citi's DTAs if U.S., state or foreign tax rates or bases are changed, including as a result of proposed legislation in Japan, or if other changes are made to the U.S. tax system, such as changes to the tax treatment of foreign business income;

  •
  the potential impact on Citi's future liabilities if U.S., state or foreign tax rates or tax systems are changed, including as a result of proposed legislation in Mexico;

  •
  the possibility that Citi's interpretations and application of tax laws, including without limitation with respect to withholding tax obligations and stamp and other transactional taxes, differ from that of the relevant governmental taxing authorities in the numerous jurisdictions in which Citi operates, resulting in the payment of additional taxes, penalties, or interest;

  •
  Citi's failure to maintain its contractual relationships with various retailers and merchants within its U.S. credit card businesses in NA RCB, including as a result of any breach, bankruptcy, restructuring or other similar event, and the potential impact any such failure could have on the results of operations or financial condition of those businesses;

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

  •
  the impact on Citi of any regulatory guidelines, guidance or requirements regarding a prescribed amount or type of debt at the holding company level pursuant to the U.S. regulators orderly liquidation authority under Title II of the Dodd-Frank Act;

  •
  losses Citi could incur as a result of employee misconduct, such as fraud;

  •
  Citi's ability to continue to grow volumes and achieve efficiency savings to offset ongoing spread compression in certain of its businesses;

  •
  Citi's ability to continue to efficiently allocate its resources across its targeted markets, clients and products, and successfully execute against its strategy, including achieving its 2015 financial targets relating to returns on assets, tangible common equity and Citicorp operating efficiency;

  •
  the impact to Citi's businesses, results of operations and financial condition resulting from changes in U.S. monetary policy, including quantitative easing and changes in interest rates; and

  •
  the potential impact to Citi's results of operations, including net credit losses and loan loss reserves, as a result of "reset" risk relating to its home equity lines of credit portfolio, particularly in a rising interest rate environment.

        Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

 FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

 CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2013	2012	2013	2012
Revenues
Interest revenue	$15,463	$16,737	$47,263	$50,717
Interest expense	3,952	5,026	12,440	15,947

Net interest revenue	$11,511	$11,711	$34,823	$34,770

Commissions and fees	$3,095	$3,258	$9,918	$9,377
Principal transactions	1,101	976	6,188	4,547
Administration and other fiduciary fees	968	974	3,119	2,992
Realized gains on sales of investments, net	63	615	764	2,813
Other-than-temporary impairment losses on investments
Gross impairment losses(1)	(39)	(3,470)	(462)	(4,969)
Less: Impairments recognized in AOCI	—	—	—	66

Net impairment losses recognized in earnings	$(39)	$(3,470)	$(462)	$(4,903)

Insurance premiums	$556	$597	$1,728	$1,810
Other revenue(2)	625	(958)	2,508	(195)

Total non-interest revenues	$6,369	$1,992	$23,763	$16,441

Total revenues, net of interest expense	$17,880	$13,703	$58,586	$51,211

Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,652	$2,436	$5,693	$7,620
Policyholder benefits and claims	204	225	635	668
Provision (release) for unfunded lending commitments	103	(41)	114	(72)

Total provisions for credit losses and for benefits and claims	$1,959	$2,620	$6,442	$8,216

Operating expenses
Compensation and benefits	$5,828	$6,113	$18,238	$18,580
Premises and equipment	763	842	2,369	2,439
Technology/communication	1,568	1,440	4,584	4,264
Advertising and marketing	458	589	1,387	1,651
Other operating	3,038	3,108	9,484	9,331

Total operating expenses	$11,655	$12,092	$36,062	$36,265

Income (loss) from continuing operations before income taxes	$4,266	$(1,009)	$16,082	$6,730
Provision for income taxes	1,080	(1,494)	4,777	221

Income from continuing operations	$3,186	$485	$11,305	$6,509

Discontinued operations
Income (loss) from discontinued operations	$33	$(1)	$(19)	$27
Gain (loss) on sale	6	—	62	(1)
Provision (benefit) for income taxes	(53)	(9)	(46)	(1)

Income from discontinued operations, net of taxes	$92	$8	$89	$27

Net income before attribution of noncontrolling interests	$3,278	$493	$11,394	$6,536
Noncontrolling interests	51	25	177	191

Citigroup's net income	$3,227	$468	$11,217	$6,345

Basic earnings per share(3)
Income from continuing operations	$0.98	$0.15	$3.55	$2.11
Income from discontinued operations, net of taxes	0.03	—	0.03	0.01

Net income	$1.01	$0.15	$3.58	$2.12

Weighted average common shares outstanding	3,034.3	2,926.8	3,038.4	2,926.5

Diluted earnings per share(3)
Income from continuing operations	$0.98	$0.15	$3.55	$2.05
Income from discontinued operations, net of taxes	0.03	—	0.03	0.01

Net income	$1.00	$0.15	$3.57	$2.06

Adjusted weighted average common shares outstanding	3,040.9	3,015.3	3,044.0	3,014.9

(1)
Third quarter of 2012 included the recognition of a $3,340 million impairment charge related to the carrying value of Citi's remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB).The nine months of 2012 included the recognition of a $1,181 million impairment charge related to Citi's investment in Akbank. See Note 12 to the Consolidated Financial Statements.

(2)
Other revenue for the third quarter of 2012 included a $1,344 million loss related to the sale of a 14% interest in MSSB. Additionally, Other revenue for the nine months of 2012 included the recognition of a $424 million loss related to the sale of Citi's 10.1% stake in Akbank.

(3)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Net income before attribution of noncontrolling interests	$3,278	$493	$11,394	$6,536

Citigroup's other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$(66)	$776	$(1,953)	566
Net change in cash flow hedges, net of taxes	330	186	952	317
Net change in benefit plans, net of taxes(1)	298	(24)	953	(7)
Net change in foreign currency translation adjustment, net of taxes and hedges	564	1,245	(1,854)	1,346

Citigroup's total other comprehensive income (loss)	$1,126	$2,183	$(1,902)	$2,222

Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$(3)	$9	$(29)	$18
Net change in foreign currency translation adjustment, net of taxes	34	39	(15)	41

Total other comprehensive income (loss) attributable to noncontrolling interests	$31	$48	$(44)	$59

Total comprehensive income before attribution of noncontrolling interests	$4,435	$2,724	$9,448	$8,817
Total comprehensive income attributable to noncontrolling interests	82	73	133	250

Citigroup's comprehensive income	$4,353	$2,651	$9,315	$8,567

(1)
Primarily reflects adjustments based on the periodic actuarial valuations of the Company's benefit plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEET

Citigroup Inc. and Subsidiaries

In millions of dollars	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks (including segregated cash and other deposits)	$32,810	$36,453
Deposits with banks	172,659	102,134
Federal funds sold and securities borrowed or purchased under agreements to resell (including $175,015 and $160,589 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	273,679	261,311
Brokerage receivables	24,976	22,490
Trading account assets (including $107,023 and $105,458 pledged to creditors at September 30, 2013 and December 31, 2012, respectively)	291,722	320,929
Investments (including $27,824 and $21,423 pledged to creditors at September 30, 2013 and December 31, 2012, respectively, and $285,312 and $294,463 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	303,525	312,326
Loans, net of unearned income
Consumer (including $996 and $1,231 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	387,822	408,671
Corporate (including $4,202 and $4,056 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	269,729	246,793

Loans, net of unearned income	$657,551	$655,464
Allowance for loan losses	(20,605)	(25,455)

Total loans, net	$636,946	$630,009
Goodwill	25,098	25,673
Intangible assets (other than MSRs)	4,888	5,697
Mortgage servicing rights (MSRs)	2,580	1,942
Other assets (including $8,684 and $13,299 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	127,308	145,660
Assets of discontinued operations held for sale	3,320	36

Total assets	$1,899,511	$1,864,660

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

In millions of dollars	September 30, 2013	December 31, 2012
	(Unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$490	$498
Trading account assets	911	481
Investments	10,781	10,751
Loans, net of unearned income
Consumer (including $951 and $1,191 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	61,932	93,936
Corporate (including $15 and $157 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	28,124	23,648

Loans, net of unearned income	$90,056	$117,620
Allowance for loan losses	(3,588)	(5,854)

Total loans, net	$86,468	$111,766
Other assets	1,484	674

Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$100,134	$124,170

Statement continues on the next page.

CONSOLIDATED BALANCE SHEET
(Continued)

Citigroup Inc. and Subsidiaries

In millions of dollars, except shares and per share amounts	September 30, 2013	December 31, 2012
	(Unaudited)
Liabilities
Non-interest-bearing deposits in U.S. offices	$130,273	$129,657
Interest-bearing deposits in U.S. offices (including $949 and $889 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	266,322	247,716
Non-interest-bearing deposits in offices outside the U.S.	66,028	65,024
Interest-bearing deposits in offices outside the U.S. (including $698 and $558 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	492,837	488,163

Total deposits	$955,460	$930,560
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $119,427 and $116,689 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	216,387	211,236
Brokerage payables	56,992	57,013
Trading account liabilities	122,048	115,549
Short-term borrowings (including $4,495 and $818 as September 30, 2013 and December 31, 2012, respectively, at fair value)	58,904	52,027
Long-term debt (including $26,624 and $29,764 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	221,593	239,463
Other liabilities (including $2,425 and $2,910 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	63,349	67,815
Liabilities of discontinued operations held for sale	2,039	—

Total liabilities	$1,696,772	$1,673,663

Stockholders' equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 209,720 as of September 30, 2013 and 102,038 as of December 31, 2012, at aggregate liquidation value	$5,243	$2,562
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,062,096,040 as of September 30, 2013 and 3,043,153,204 as of December 31, 2012	31	30
Additional paid-in capital	107,030	106,391
Retained earnings	108,812	97,809
Treasury stock, at cost: September 30, 2013—29,095,963 shares and December 31, 2012—14,269,301 shares	(1,472)	(847)
Accumulated other comprehensive income (loss)	(18,798)	(16,896)

Total Citigroup stockholders' equity	$200,846	$189,049
Noncontrolling interests	1,893	1,948

Total equity	$202,739	$190,997

Total liabilities and equity	$1,899,511	$1,864,660

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

In millions of dollars	September 30, 2013	December 31, 2012
	(Unaudited)
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings (including $97 as of September 30, 2013 at fair value)	$21,987	$15,637
Long-term debt (including $961 and $1,330 as of September 30, 2013 and December 31, 2012, respectively, at fair value)	31,414	26,346
Other liabilities	1,190	1,224

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$54,591	$43,207

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2013	2012
Preferred stock at aggregate liquidation value
Balance, beginning of year	$2,562	$312
Issuance of preferred stock	2,775	—
Redemption of preferred stock	(94)	—

Balance, end of period	$5,243	$312

Common stock and additional paid-in capital
Balance, beginning of year	$106,421	$105,833
Employee benefit plans	684	391
Issuance of preferred stock expenses	(44)	—
Other	—	8

Balance, end of period	$107,061	$106,232

Retained earnings
Balance, beginning of year	$97,809	$90,520
Adjustment to opening balance, net of taxes(1)	—	(107)

Adjusted balance, beginning of year	$97,809	$90,413
Citigroup's net income	11,217	6,345
Common dividends(2)	(91)	(91)
Preferred dividends	(123)	(17)

Balance, end of period	$108,812	$96,650

Treasury stock, at cost
Balance, beginning of year	$(847)	$(1,071)
Issuance of shares pursuant to employee benefit plans	(6)	224
Treasury stock acquired(3)	(619)	(4)

Balance, end of period	$(1,472)	$(851)

Citigroup's accumulated other comprehensive income (loss)
Balance, beginning of year	$(16,896)	$(17,788)
Net change in Citigroup's Accumulated other comprehensive income (loss)	(1,902)	2,222

Balance, end of period	$(18,798)	$(15,566)

Total Citigroup common stockholders' equity (shares outstanding: 3,033,000 as of September 30, 2013 and 3,028,884 as of December 31, 2012)	$195,603	$186,465

Total Citigroup stockholders' equity	$200,846	$186,777

Noncontrolling interests
Balance, beginning of year	$1,948	$1,767
Initial origination of a noncontrolling interest	6	88
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	(2)	—
Transactions between Citigroup and the noncontrolling-interest shareholders	23	(41)
Net income attributable to noncontrolling-interest shareholders	177	191
Dividends paid to noncontrolling-interest shareholders	(63)	(32)
Net change in Accumulated other comprehensive income (loss)	(44)	59
Other	(152)	(71)

Net change in noncontrolling interests	$(55)	$194

Balance, end of period	$1,893	$1,961

Total equity	$202,739	$188,738

(1)
The adjustment to the opening balance for Retained earnings in 2012 represents the cumulative effect of adopting ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 1 to the Consolidated Financial Statements.

(2)
Common dividends declared were $0.01 per share in the first, second and third quarters of 2013 and 2012.

(3)
Primarily consists of open market purchases under Citi's Board of Directors-approved common stock repurchase program. Also includes treasury stock related to (i) activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi's employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Citigroup Inc. and Subsidiaries

	Nine months ended September 30,
In millions of dollars	2013	2012
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$11,394	$6,536
Net income attributable to noncontrolling interests	177	191

Citigroup's net income	$11,217	$6,345
Income from discontinued operations, net of taxes	54	28
Gain (loss) on sale, net of taxes	35	(1)

Income from continuing operations—excluding noncontrolling interests	$11,128	$6,318
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	2,451	2,264
Provision for credit losses	5,807	7,852
Realized gains from sales of investments	(764)	(2,813)
Net impairment losses recognized in earnings	462	4,903
Change in trading account assets	29,207	(23,467)
Change in trading account liabilities	6,499	3,908
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(12,368)	(1,693)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	5,151	25,997
Change in brokerage receivables net of brokerage payables	(2,507)	(9,279)
Change in loans held-for-sale	2,621	2,192
Change in other assets	15,341	(35)
Change in other liabilities	(4,466)	(2,070)
Other, net	737	(6,513)

Total adjustments	$48,171	$1,246

Net cash provided by operating activities of continuing operations	$59,299	$7,564

Cash flows from investing activities of continuing operations
Change in deposits with banks	$(70,525)	$(14,244)
Change in loans	(17,133)	(13,555)
Proceeds from sales and securitizations of loans	7,589	4,874
Purchases of investments	(170,666)	(188,566)
Proceeds from sales of investments	109,405	114,234
Proceeds from maturities of investments	64,657	80,193
Capital expenditures on premises and equipment and capitalized software	(2,349)	(1,875)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	455	876

Net cash used in investing activities of continuing operations	$(78,567)	$(18,063)

Cash flows from financing activities of continuing operations
Dividends paid	$(214)	$(104)
Issuance of preferred stock	2,775	—
Redemption of preferred stock	(94)	—
Treasury stock acquired	(619)	(4)
Stock tendered for payment of withholding taxes	(451)	(194)
Issuance of long-term debt	41,765	23,819
Payments and redemptions of long-term debt	(51,164)	(81,746)
Change in deposits	24,900	78,708
Change in short-term borrowings	159	(5,027)

Net cash (used in) provided by financing activities of continuing operations	$17,057	$15,452

Effect of exchange rate changes on cash and cash equivalents	$(1,432)	$148

Change in cash and due from banks	$(3,643)	$5,101
Cash and due from banks at beginning of year	36,453	28,701

Cash and due from banks at end of period	$32,810	$33,802

Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$3,253	$2,582
Cash paid during the period for interest	$10,519	$15,185

Non-cash investing activities
Increase in corporate loans due to consolidation of a commercial paper conduit	$6,718	$—
Transfers to OREO and other repossessed assets	229	391

Non-cash financing activities
Increase in short-term borrowings due to consolidation of a commercial paper conduit	$6,718	$—

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements as of September 30, 2013 and for the three- and nine-month periods ended September 30, 2013 and 2012 include the accounts of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company, Citi or Citigroup). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (2012 Annual Report on Form 10-K) and Citigroup's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2013 and March 31, 2013.

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

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with GAAP. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20%-owned companies is recognized when dividends are received. As discussed in more detail in Note 19 to the Consolidated Financial Statements, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.

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

 ACCOUNTING CHANGES

OIS Benchmark Rate

        In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed funds effective swap rate (OIS) to be used as a U.S. benchmark interest rate, in addition to the U.S. Treasury rate and LIBOR, for hedge accounting purposes. The ASU also permits using different benchmark rates for similar hedges.

        This ASU is effective immediately and may only be applied on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. As a result of implementing the ASU, the Company will have greater flexibility in designating hedge relationships in the future.

Remeasurement of Significant Pension and Postretirement Benefit Plans

        In the second quarter of 2013, the Company changed the method of accounting for its most significant pension and postretirement benefit plans (Significant Plans) such that plan obligations, plan assets and periodic plan expense will be remeasured and disclosed quarterly, instead of annually. The effect of remeasuring the Significant Plan obligations and assets by updating plan actuarial assumptions on a quarterly basis will also be reflected in Accumulated other comprehensive income (loss) and periodic plan expense. The Significant Plans capture approximately 80% of the Company's global pension and postretirement plan obligations at December 31, 2012. All other plans (All Other Plans) will continue to be remeasured annually. Quarterly measurement for the Significant Plans provides a more timely measurement of the funded status and periodic plan expense for the Company's significant pension and postretirement benefit plans.

        The cumulative effect of this change in accounting policy was an approximate $20 million (pretax) decrease in net periodic plan expense in the second quarter of 2013, as well as a pretax increase of approximately $22 million to Accumulated other comprehensive income as of April 1, 2013. The change in accounting methodology had an immaterial impact on prior periods. For additional information, see Note 8 to the Consolidated Financial Statements.

Reclassification out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which required new footnote disclosures of items reclassified from Accumulated Other Comprehensive Income (AOCI) to net income. The requirements became effective for the first quarter of 2013 and are included in Note 17 to the Consolidated Financial Statements.

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

        In performing the annual impairment analysis for indefinite-lived intangible assets in July 2013, Citi elected to bypass the optional qualitative assessment described above, choosing instead to perform a quantitative analysis.

Offsetting

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU requires new disclosures for derivatives, resale and repurchase agreements, and securities borrowing and lending transactions that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The standard requires disclosures that provide incremental gross and net information in the current notes to the financial statements for the relevant assets and liabilities. The ASU did not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. The new incremental disclosure requirements became effective for Citigroup on January 1, 2013 and are required to be presented retrospectively for prior periods. The incremental requirements can be found in Note 10 to the Consolidated Financial Statements for resale and repurchase agreements and securities borrowing and lending transactions and Note 20 to the Consolidated Financial Statements for derivatives.

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

Fair Value Measurement

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The ASU created a common definition of fair value for GAAP and IFRS and aligned the measurement and disclosure requirements. It required significant additional disclosures both of a qualitative and quantitative nature, particularly for those instruments measured at fair value that are classified in Level 3 of the fair value hierarchy. Additionally, the ASU provided guidance on when it is appropriate to measure fair value on a portfolio basis and expanded the prohibition on valuation adjustments where the size of the Company's position is a characteristic of the adjustment from Level 1 to all levels of the fair value hierarchy.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Investment Companies

        In June 2013, the FASB issued ASU No. 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU introduces a new approach for assessing whether an entity is an investment company. To determine whether an entity is an investment company for accounting purposes, Citi will now be required to evaluate the fundamental and typical characteristics of the entity including its purpose and design.

        The amendments in the ASU will be effective for Citi in the first quarter of 2014. Earlier application is prohibited. The Company is evaluating the impact of adopting this ASU.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (NOL) or other tax credit carryforward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carryforwards). This classification should not affect an entity's analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements would still be required.

        This ASU is effective for Citi in its 2014 fiscal year, and may be applied on a prospective basis to all unrecognized tax benefits that exist at the effective date. Citi has the option to apply the ASU retrospectively. Early adoption is also permitted. The impact of adopting this ASU is not expected to be material to Citi.

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

        The FASB's proposed model would utilize a single "expected credit loss" measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired, replacing the multiple existing impairment models in GAAP which generally require that a loss be "incurred" before it is recognized.

        The FASB's proposed model represents a significant departure from existing GAAP, and may result in material changes to the Company's accounting for financial instruments. The impact of the FASB's final ASU to the Company's financial statements will be assessed when it is issued. The exposure draft does not contain a proposed effective date; this would be included in the final ASU, when issued.

Other Potential Amendments to Current Accounting Standards

        The FASB and IASB, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, leases and consolidation. In particular, as part of the joint financial instruments project, the FASB has issued a proposed ASU that would result in significant changes to the guidance for recognition and measurement of financial instruments, in addition to the proposed ASU that would change the accounting for credit losses on financial instruments discussed above. The FASB is also working on a joint project that would require substantially all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate VIEs and non-VIE partnerships. The principal-agent consolidation proposal would require all VIEs, including those that are investment companies, to be evaluated for consolidation under the same requirements.

        The FASB recently issued a proposed ASU relating to the accounting for insurance contracts that would include in its scope many contracts currently accounted for as financial instruments and guarantees.

        All of these projects may have significant impacts for the Company. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

2.     DISCONTINUED OPERATIONS

Sale of Brazil Credicard business

        On May 14, 2013, Citi entered into a definitive agreement to sell Credicard, its non-Citibank branded cards and consumer finance business in Brazil (Brazil Credicard), which is part of the Global Consumer Banking segment, for approximately $1.24 billion to Banco Itau Unibanco. The sale is currently expected to result in an after-tax gain of approximately $250 million upon closing (expected to occur by early 2014, subject to Brazilian regulatory approvals). Citi will retain its Citi-branded and Diners credit cards, along with certain affluent segments currently associated with Credicard, which will be re-branded as Citi.

        Brazil Credicard is reported as discontinued operations for the current and all historical periods.

        The following is a summary as of September 30, 2013 of the assets held for sale on the Consolidated Balance Sheet related to Brazil Credicard:

In millions of dollars	September 30, 2013
Assets
Deposits at interest with banks	$82
Loans (net allowance of $359)	2,699
Goodwill and intangible assets	267
Other assets	272

Total assets	$3,320

        Summarized financial information for Discontinued operations for the credit card operations related to Brazil Credicard follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2013	2012	2013	2012
Total revenues, net of interest expense	$223	$248	$738	$788

Income from discontinued operations	$36	$45	$143	$76
Income taxes	12	6	49	12

Income from discontinued operations, net of taxes	$24	$39	$94	$64

Sale of Certain Citi Capital Advisors Business

        During the third quarter of 2012, the Company executed definitive agreements to transition a carve-out of its liquid strategies business within Citi Capital Advisors (CCA), which is part of the Institutional Clients Group segment, to certain employees responsible for managing those operations. This transition occurred pursuant to two separate transactions, creating two separate management companies, with each such transaction accounted for as a sale. At the close of the first transaction in February 2013, Citigroup retained a 24.9% passive equity interest in the management company created as a result of the sale (which will continue to be held in Citi's Institutional Clients Group segment). The second transaction closed in August 2013.

        This sale is reported as discontinued operations for the second half of 2012 and forward. Prior periods were not reclassified due to the immateriality of the impact in those periods.

        Summarized financial information for Discontinued operations for the operations related to CCA follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In millions of dollars	2013	2012	2013	2012
Total revenues, net of interest expense	$8	$11	$73	$11

Loss from discontinued operations	$(21)	$(45)	$(152)	$(45)
Gain on sale	6	—	62	—
Benefit for income taxes	(5)	(16)	(28)	(16)

Loss from discontinued operations, net of taxes	$(10)	$(29)	$(62)	$(29)

 Sale of Egg Banking plc Credit Card Business

        On March 1, 2011, the Company announced that Egg Banking plc (Egg), an indirect subsidiary that was part of Citi Holdings, entered into a definitive agreement to sell its credit card business to Barclays PLC. The sale closed on April 28, 2011.

        This sale is reported as discontinued operations for 2011 and forward; 2010 was not reclassified due to the immateriality of the impact in that period. An after-tax gain on sale of $126 million was recognized upon closing. Egg operations had total assets and total liabilities of approximately $2.7 billion and $39 million, respectively, at the time of sale.

        Summarized financial information for Discontinued operations for the credit card operations related to Egg follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Total revenues, net of interest expense	$—	$—	$—	$1

Loss from discontinued operations	$(9)	$(1)	$(37)	$(4)
Loss on sale	—	—	—	(1)
Benefit for income taxes	(3)	(1)	(13)	(2)

Loss from discontinued operations, net of taxes	$(6)	$—	$(24)	$(3)

Audit of Citi German Consumer Tax Group

        Citi sold its German retail banking operations in 2007 and reported them as discontinued operations. During the third quarter of 2013, German tax authorities concluded their audit of Citi's German Consumer tax group for the years 2005-2008. This resolution resulted in a pretax benefit of $27 million and a tax benefit of $57 million ($85 million total net income benefit) during the third quarter of 2013, all of which was included in discontinued operations.

Combined Results for Discontinued Operations

        The following is summarized financial information for Brazil Credicard, CCA, Egg, the German tax benefit and previous discontinued operations, for which Citi continues to have minimal residual costs associated with the sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Total revenues, net of interest expense	$231	$259	$811	$800

Income from discontinued operations	$33	$(1)	$(19)	$27
Gain (loss) on sale	6	—	62	(1)
Provision for income taxes (benefits)	(53)	(9)	(46)	(1)

Income from discontinued operations, net of taxes	$92	$8	$89	$27

3.     BUSINESS SEGMENTS

        Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to Consumer and Corporate customers around the world. The Company's activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Corporate/Other and Citi Holdings business segments.

        The GCB segment includes a global, full-service Consumer franchise delivering a wide array of banking, credit card lending and investment services through a network of local branches, offices and electronic delivery systems and is composed of four Regional Consumer Banking businesses: North America, EMEA, Latin America and Asia.

        The ICG segment is composed of Securities and Banking and Transaction Services and provides corporate, institutional, public sector and high net-worth clients in approximately 100 countries with a broad range of banking and financial products and services.

        The Corporate/Other segment includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations and unallocated taxes.

        The Citi Holdings segment contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses, consisting primarily of certain North America Consumer loans originated by CitiMortgage and CitiFinancial North America and certain international Consumer lending (including Western Europe retail banking and cards and Japan Consumer Finance) and certain portfolios of securities, loans and other assets and retail alternative investments.

        The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements in Citi's 2012 Annual Report on Form 10-K.

        The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period's presentation. Reclassifications during the second quarter of 2013 related to the reporting of Citi's announced sale of its Brazil Credicard business as discontinued operations for all periods presented. Reclassifications during the first quarter of 2013 related to the re-allocation of certain administrative and funding costs among Citi's businesses.

        The following table presents certain information regarding the Company's continuing operations by segment:

	Total revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions							September 30, 2013	December 31, 2012
	2013	2012	2013	2012	2013	2012
Global Consumer Banking	$9,235	$9,915	$850	$1,038	$1,626	$2,107	$401	$404
Institutional Clients Group	7,362	7,466	633	622	1,795	2,007	1,060	1,062
Corporate/Other(3)	31	1	(264)	(687)	(137)	(76)	317	243

Total Citicorp	$16,628	$17,382	$1,219	$973	$3,284	$4,038	$1,778	$1,709
Citi Holdings	1,252	(3,679)	(139)	$(2,467)	(98)	(3,553)	122	156

Total	$17,880	$13,703	$1,080	$(1,494)	$3,186	$485	$1,900	$1,865

	Total revenues, net of interest expense(1)		Provision (benefit) for income taxes		Income (loss) from continuing operations(2)
	Nine Months Ended September 30,
In millions of dollars, except identifiable assets in billions	2013	2012	2013	2012	2013	2012
Global Consumer Banking	$28,695	$29,143	$2,848	$3,054	$5,498	$6,238
Institutional Clients Group	26,519	23,751	3,515	2,020	8,110	6,604
Corporate/Other	127	176	(551)	(1,126)	(847)	(854)

Total Citicorp	$55,341	$53,070	$5,812	$3,948	$12,761	$11,988
Citi Holdings	3,245	(1,859)	(1,035)	(3,727)	(1,456)	(5,479)

Total	$58,586	$51,211	$4,777	$221	$11,305	$6,509

(1)
Includes Citicorp total revenues, net of interest expense, in North America of $7.2 billion and $7.6 billion; in EMEA of $2.5 billion and $2.7 billion; in Latin America of $3.4 billion and $3.4 billion; and in Asia of $3.5 billion and $3.7 billion for the three months ended September 30, 2013 and 2012, respectively. Includes Citicorp total revenues, net of interest expense, in North America of $24.2 billion and $22.6 billion; in EMEA of $9.1 billion and $8.8 billion; in Latin America of $10.4 billion and $10.0 billion; and in Asia of $11.5 billion and $11.5 billion for the nine months ended September 30, 2013 and 2012, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in GCB of $1.7 billion and $1.5 billion; in ICG of $139 million and $(32) million; and in Citi Holdings of $0.1 billion and $1.2 billion for the three months ended September 30, 2013 and 2012, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in GCB of $5.0 billion and $4.3 billion; in ICG of $174 million and $192 million; and in Citi Holdings of $1.3 billion and $3.7 billion for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Includes Assets of discontinued operations held for sale.

4.     INTEREST REVENUE AND EXPENSE

        For the three and nine months ended September 30, 2013 and 2012, respectively, Interest revenue and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Interest revenue
Loan interest, including fees	$11,308	$11,976	$34,033	$35,991
Deposits with banks	255	294	763	988
Federal funds sold and securities borrowed or purchased under agreements to resell	617	825	2,007	2,670
Investments, including dividends	1,689	1,882	5,178	5,646
Trading account assets(1)	1,491	1,616	4,790	5,008
Other interest	103	144	492	414

Total interest revenue	$15,463	$16,737	$47,263	$50,717

Interest expense
Deposits(2)	$1,490	$1,917	$4,749	$5,860
Federal funds purchased and securities loaned or sold under agreements to repurchase	561	713	1,800	2,161
Trading account liabilities(1)	46	46	131	151
Short-term borrowings	150	173	461	564
Long-term debt	1,705	2,177	5,299	7,211

Total interest expense	$3,952	$5,026	$12,440	$15,947

Net interest revenue	$11,511	$11,711	$34,823	$34,770
Provision for loan losses	1,652	2,436	5,693	7,620

Net interest revenue after provision for loan losses	$9,859	$9,275	$29,130	$27,150

(1)
Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $267 million and $290 million for three months ended September 30, 2013 and 2012, respectively, and $855 million and $959 million for nine months ended September 30, 2013 and 2012, respectively.

5.     COMMISSIONS AND FEES

        The table below sets forth Citigroup's Commissions and fees revenue for the three and nine months ended September 30, 2013 and 2012, respectively. The primary components of Commissions and fees revenue for the three and nine months ended September 30, 2013 were credit card and bank card fees, investment banking fees, trading-related fees and Transaction Services.

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

        The following table presents Commissions and fees revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Credit cards and bank cards	$609	$705	$1,865	$2,051
Investment banking	712	822	2,481	2,128
Trading-related	603	535	1,962	1,695
Transaction services	462	426	1,381	1,313
Other Consumer(1)	208	241	666	680
Checking-related	132	150	410	464
Loan servicing	136	108	388	209
Corporate finance(2)	124	136	415	379
Other	109	135	350	458

Total commissions and fees	$3,095	$3,258	$9,918	$9,377

(1)
Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)
Consists primarily of fees earned from structuring and underwriting loan syndications.

6.     PRINCIPAL TRANSACTIONS

        Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities' profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activity. Principal transactions include CVA (credit valuation adjustment on derivatives) and DVA (debt valuation adjustments on issued debt earned at fair value).

        The following table presents principal transactions revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Global Consumer Banking	$209	$204	$663	$619
Institutional Clients Group	814	731	5,636	4,081
Corporate/Other	55	55	(110)	(109)

Subtotal Citicorp	$1,078	$990	$6,189	$4,591

Citi Holdings	23	(14)	(1)	(44)

Total Citigroup	$1,101	$976	$6,188	$4,547

Interest rate contracts(1)	$451	$427	$3,580	$2,289
Foreign exchange contracts(2)	558	676	1,673	1,880
Equity contracts(3)	27	(43)	407	303
Commodity and other contracts(4)	16	8	223	71
Credit derivatives(5)	49	(92)	305	4

Total	$1,101	$976	$6,188	$4,547

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

7.     INCENTIVE PLANS

        All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. For additional information on Citi's incentive plans, see Note 8 to the Consolidated Financial Statements in Citi's 2012 Annual Report on Form 10-K, and Note 7 in Citi's First and Second Quarter 2013 Forms 10-Q.

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

        Beginning in the second quarter of 2013, the Company utilizes a quarterly, rather than annual, measurement for the Significant Plans (as defined in Note 1 to the Consolidated Financial Statements). For All Other Plans (as defined in Note 1 to the Consolidated Financial Statements), the Company will continue to utilize an annual measurement approach.

Net (Benefit) Expense

        The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company's U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Benefits earned during the period	$—	$3	$51	$50	$—	$—	$6	$7
Interest cost on benefit obligation	140	141	95	93	8	11	31	29
Expected return on plan assets	(216)	(224)	(93)	(101)	1	(1)	(29)	(27)
Amortization of unrecognized
Prior service cost (benefit)	(1)	—	2	1	(1)	—	—	—
Net actuarial loss	23	24	24	19	—	1	9	6
Curtailment loss	17	—	—	4	—	—	—	—
Special termination benefits	—	—	1	—	—	—	—	—

Net qualified plans (benefit) expense	$(37)	$(56)	$80	$66	$8	$11	$17	$15

U.S. nonqualified plans expense	$10	$11	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(27)	$(45)	$80	$66	$8	$11	$17	$15

Cumulative effect of change in accounting policy(1)	$—	$—	$—	$—	$—	$—	$—	$—

Total adjusted net (benefit) expense	$(27)	$(45)	$80	$66	$8	$11	$17	$15

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Benefits earned during the period	$6	$9	$158	$150	$—	$—	$31	$21
Interest cost on benefit obligation	398	423	287	277	25	33	107	87
Expected return on plan assets	(645)	(672)	(298)	(302)	(1)	(3)	(101)	(81)
Amortization of unrecognized
Prior service cost (benefit)	(3)	—	4	3	(1)	(1)	—	—
Net actuarial loss	82	72	70	58	—	3	31	19
Curtailment loss	17	—	—	12	—	—	—	—
Special termination benefits	—	—	1	—	—	—	—	—

Net qualified plans (benefit) expense	$(145)	$(168)	$222	$198	$23	$32	$68	$46

U.S. nonqualified plans expense	$34	$31	$—	$—	$—	$—	$—	$—

Total net (benefit) expense	$(111)	$(137)	$222	$198	$23	$32	$68	$46

Cumulative effect of change in accounting policy(1)	$(23)	$—	$—	$—	$—	$—	$3	$—

Total adjusted net (benefit) expense	$(134)	$(137)	$222	$198	$23	$32	$71	$46

(1)
See Note 1 to the Consolidated Financial Statements for additional information on the change in accounting policy.

Funded Status and Accumulated Other Comprehensive Income

        The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company's Significant Plans.

Net Amount Recognized

	Nine Months Ended September 30,
	Pension plans		Postretirement plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans		Non-U.S. plans
Change in projected benefit obligation (PBO)
Projected benefit obligation at the beginning of the period(1)	$12,198	$3,687		$784		$1,468
Benefits earned during the period	1	12		—		5
Interest cost on benefit obligation	140	57		9		26
Actuarial (gain) loss	(109)	(66)		25		(151)
Benefits paid net participant contributions	(179)	(44)		(23)		(13)
Foreign exchange impact and other	—	114		—		(15)
Curtailment	19	—		—		—

Projected benefit obligation at period end for Significant Plans	$12,070	$3,760		$795		$1,320

Change in plan assets
Plan assets at fair value at the beginning of the period for Significant Plans(1)	$12,551	$3,979		$42		$1,386
Actual return on plan assets	(31)	86		—		37
Company contributions	—	129		20		78
Benefits paid	(179)	(44)		(23)		(13)
Foreign exchange impact and other	—	139		—		(16)

Plan assets at fair value at period end for Significant Plans	$12,341	$4,289		$39		$1,472

Funded status of Significant Plans at period end	$271	$529		$(756)		$152

Net amount recognized
Benefit asset	$271	$529		$—		$152
Benefit liability	—	—		(756)		—

Net amount recognized on the balance sheet	$271	$529		$(756)		$152

Amounts recognized in Accumulated other comprehensive income (loss)
Prior service benefit	$(8)	$(2)		$(1)		$(3)
Net actuarial loss (gain)	4,185	1,188		(114)		530

Net amount recognized in equity—pretax	$4,177	$1,186		$(115)		$527

Accumulated benefit obligation at period end	$12,054	$3,275	$	N/A	$	N/A

(1)
Only Significant Plans are measured quarterly. All Other Plans are only measured annually.

        The following table shows the change in Accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2013.

In millions of dollars(1)	Three Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2013
Beginning of period balance, net of tax	$(4,615)	$(5,270)

Cumulative effect of change in accounting policy	—	(22)
Actuarial assumptions changes and plan experience	315	1,911
Net asset gain due to actual returns exceeding expected returns	(204)	(1,141)
Net amortizations	64	209
Prior service credit(2)	161	161
Curtailment/settlement impact	(2)	(2)
Foreign exchange impact and other	(8)	207
Change in deferred taxes, net	(28)	(370)

Change, net of tax	$298	$953

End of period balance, net of tax(1)	$(4,317)	$(4,317)

(1)
See Note 17 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.

(2)
Relates to the modification to health continuation benefits for employees on long-term disability.

Plan Assumptions

        The Company utilizes a number of assumptions to determine plan obligations and expenses. Changes in one or a combination of these assumptions will have an impact on the Company's pension and postretirement benefit obligation, funded status and (benefit) expense. Changes in the plans' funded status resulting from unexpected changes in the projected benefit obligation and fair value of plan assets will have a corresponding impact on Accumulated other comprehensive income (loss).

        As a result of the quarterly measurement of the Company's Significant Plans beginning in the second quarter of 2013, the obligations and assets of these plans are measured based on end-of-period discount rates and asset values, while benefit expense is measured based on beginning-of-period discount rates. Any material changes to all other assumptions for the Significant Plans during the quarterly period are updated during the period as necessary. If no material changes occur, these assumptions will remain the same as at the preceding period-end. All assumptions including discount rates for All Other Plans will continue to be the same as at the preceding year-end.

        The discount rates used in determining the pension and postretirement benefit obligations at September 30, 2013, June 30, 2013 and December 31, 2012, and the net benefit expenses for the Company's Significant Plans for the three months ended September 30, 2013 and June 30, 2013, and the year ended December 31, 2012, are shown in the table below. Discount rates at period end are utilized to value the period end benefit obligations and compute the benefit expense in the subsequent quarter.

At period ended(1)	Sept. 30, 2013	Jun. 30, 2013	Dec. 31, 2012
U.S. plans(2)
Pension	4.80%	4.75%	3.90%
Postretirement	4.30%	4.40	3.60
Non-U.S. plans
Pension	4.50% to 8.90%	4.70 to 8.40	4.50 to 7.70
Weighted average	6.49%	6.52	6.21
Postretirement	8.90%	8.40	7.70

	Three months ended
During the period(1)	Sept. 30, 2013	Jun. 30, 2013	Year ended Dec. 31, 2012
U.S. plans(2)
Pension	4.75%	4.20%	4.70%
Postretirement	4.40	3.60	4.30
Non-U.S. plans
Pension	4.70% to 8.40%	4.40 to 7.40	5.20 to 8.50
Weighted average	6.52%	6.09	6.79
Postretirement	8.40%	7.40	8.50

(1)
Per the quarterly remeasurement process, only discount rates for the Significant Plans are listed above. For plan assumptions for All Other Plans, please refer to Note 9 to the Consolidated Financial Statements in the Company's 2012 Annual Report on Form 10-K.

(2)
Weighted-average rates for the U.S. plans equal the stated rates.

Sensitivities of Certain Key Assumptions

        The following tables summarize the effect on the Company's Significant Plans pension expense of a one-percentage-point change in the discount rate:

	One-percentage- point increase
In millions of dollars	2013	2012
U.S. plans	$16	$18
Non-U.S. plans	(26)	(19)

	One-percentage- point decrease
In millions of dollars	2013	2012
U.S. plans	$(56)	$(36)
Non-U.S. plans	34	25

        Since the Company's U.S. qualified pension plan was frozen, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the Company's U.S. qualified pension plan is driven more by interest costs than service costs, and an increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.

 Contributions

        The Company's funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if deemed appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no minimum required cash contributions during the third quarter of 2013.

        The following table summarizes the actual company contributions for the nine months ended September 30, 2013 and 2012, as well as estimated expected company contributions for the remainder of 2013. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

Summary of Company Contributions

	Pension plans				Postretirement benefit plans
	U.S. plans(1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Company contributions(2) for the nine months ended September 30	$32	$35	$282	$213	$49	$41	$244	$4

Company contributions expected for the remainder of the year	$11	$11	$57	$100	$16	$14	$1	$86

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

        Under the Citigroup 401(k) Plan, eligible U.S. employees receive matching contributions of up to 6% of their eligible compensation for 2013 and 2012, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All company contributions are invested according to participants' individual elections. The pretax expense associated with this plan amounted to approximately $96 million and $98 million in the three months ended September 30, 2013 and 2012, and $298 million and $294 million in the nine months ended September 30, 2013 and 2012, respectively.

Postemployment Plans

        The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.

        The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company's U.S. postemployment plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Service related expense
Benefits earned during the year	6	5	19	17
Interest cost on benefit obligation	3	4	9	11
Amortization of unrecognized
Prior service cost	1	2	5	6
Net actuarial loss	4	3	10	9

Total service related expense	14	14	43	43

Non-service related expense	7	7	20	19

Total net expense	21	21	63	62

9.     EARNINGS PER SHARE

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per-share amounts	2013	2012	2013	2012
Income from continuing operations before attribution of noncontrolling interests	$3,186	$485	$11,305	$6,509
Less: Noncontrolling interests from continuing operations	51	25	177	191

Net income from continuing operations (for EPS purposes)	$3,135	$460	$11,128	$6,318
Income from discontinued operations, net of taxes	92	8	89	27

Citigroup's net income	$3,227	$468	$11,217	$6,345
Less: Preferred dividends	110	4	123	17

Net income available to common shareholders	$3,117	$464	$11,094	$6,328
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	61	11	217	138

Net income allocated to common shareholders for basic EPS	$3,056	$453	$10,877	$6,190
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	2	2	10

Net income allocated to common shareholders for diluted EPS	$3,056	$455	$10,879	$6,200

Weighted-average common shares outstanding applicable to basic EPS	3,034.3	2,926.8	3,038.4	2,926.5
Effect of dilutive securities
T-DECs(1)	—	87.8	—	87.8
Options(2)	6.1	—	5.0	—
Other employee plans	0.5	0.6	0.5	0.5
Convertible securities(3)	—	0.1	0.1	0.1

Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,040.9	3,015.3	3,044.0	3,014.9

Basic earnings per share(4)
Income from continuing operations	$0.98	$0.15	$3.55	$2.11
Discontinued operations	0.03	—	0.03	0.01

Net income	$1.01	$0.15	$3.58	$2.12

Diluted earnings per share(4)
Income from continuing operations	$0.98	$0.15	$3.55	$2.05
Discontinued operations	0.03	—	0.03	0.01

Net income	$1.00	$0.15	$3.57	$2.06

(1)
Pursuant to the terms of Citi's previously outstanding Tangible Dividend Enhanced Common Stock Securities (T-DECs), on December 17, 2012, the Company delivered 96,337,772 shares of Citigroup common stock for the final settlement of the prepaid stock purchase contract. The impact of the T-DECs is fully reflected in the basic shares for 2013 and diluted shares for 2012.

(2)
During the third quarters of 2013 and 2012, weighted-average options to purchase 1.5 million and 35.6 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $214.30 and $51.97, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively, were not included in the computation of earnings per share in the third quarters of 2013 and 2012 because they were anti-dilutive.

(4)
Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

See Note 18 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

10.   FEDERAL FUNDS/SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS

        Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at September 30, 2013 and December 31, 2012:

In millions of dollars	September 30, 2013	December 31, 2012
Federal funds sold	$90	$97
Securities purchased under agreements to resell	147,232	138,549
Deposits paid for securities borrowed	126,357	122,665

Total	$273,679	$261,311

        Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at September 30, 2013 and December 31, 2012:

In millions of dollars	September 30, 2013	December 31, 2012
Federal funds purchased	$596	$1,005
Securities sold under agreements to repurchase	188,963	182,330
Deposits received for securities loaned	26,828	27,901

Total	$216,387	$211,236

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

        The majority of the resale and repurchase agreements are recorded at fair value, as described in Note 22 to the Consolidated Financial Statements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.

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

        A majority of securities borrowing and lending agreements are recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 22 to the Consolidated Financial Statements. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.

        The enforceability of offsetting rights incorporated in the master netting agreements for resale and repurchase agreements and securities borrowing and lending agreements is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing which provides the requisite level of certainty regarding the enforceability of these agreements and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.

        A legal opinion may not have been sought or obtained for certain jurisdictions where local law is silent or sufficiently ambiguous to determine the enforceability of offsetting rights or where adverse case law or conflicting regulation may cast doubt on the enforceability of such rights. In some jurisdictions and for some counterparty types, the insolvency law for a particular counterparty type may be nonexistent or unclear as overlapping regimes may exist. For example, this may be the case for certain sovereigns, municipalities, central banks and U.S. pension plans.

        The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of September 30, 2013 and December 31, 2012. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of September 30, 2013
In millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Assets includeded on the Consolidated Balance Sheet(2)	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(3)	Net Amounts(4)
Securities purchased under agreements to resell	$205,688	$58,456	$147,232	$112,829	$34,403
Deposits paid for securities borrowed	126,357	—	126,357	27,445	98,912

Total	$332,045	$58,456	$273,589	$140,274	$133,315

In millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Liabilities included on the Consolidated Balance Sheet(2)	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(3)	Net Amounts(4)
Securities sold under agreements to repurchase	$247,419	$58,456	$188,963	$87,378	$101,585
Deposits received for securities loaned	26,828	—	26,828	7,250	19,578

Total	$274,247	$58,456	$215,791	$94,628	$121,163

	As of December 31, 2012
In millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Assets includeded on the Consolidated Balance Sheet(2)	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(3)	Net Amounts(4)
Securities purchased under agreements to resell	$187,950	$49,401	$138,549	$111,745	$26,804
Deposits paid for securities borrowed	122,665	—	122,665	34,733	87,932

Total	$310,615	$49,401	$261,214	$146,478	$114,736

In millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet(1)	Net Amounts of Liabilities included on the Consolidated Balance Sheet(2)	Amounts Not Offset on the Consolidated Balance Sheet but Eligible for Offsetting Upon Counterparty Default(3)	Net Amounts(4)
Securities sold under agreements to repurchase	$231,731	$49,401	$182,330	$104,681	$77,649
Deposits received for securities loaned	27,901	—	27,901	15,579	12,322

Total	$259,632	$49,401	$210,231	$120,260	$89,971

(1)
Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)
The total of this column for each period excludes Federal funds sold/purchased. See table on prior page.

(3)
Includes financial instruments subject to enforceable master netting agreements that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default has occurred and a legal opinion supporting enforceability of the offsetting right has been obtained.

(4)
Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

11.   TRADING ACCOUNT ASSETS AND LIABILITIES

        Trading account assets and Trading account liabilities, at fair value, consisted of the following at September 30, 2013 and December 31, 2012:

In millions of dollars	September 30, 2013	December 31, 2012
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$26,833	$31,160
Prime	1,417	1,248
Alt-A	765	801
Subprime	1,326	812
Non-U.S. residential	478	607
Commercial	2,114	2,441

Total mortgage-backed securities	$32,933	$37,069

U.S. Treasury and federal agency securities
U.S. Treasury	$18,091	$17,472
Agency obligations	2,948	2,884

Total U.S. Treasury and federal agency securities	$21,039	$20,356

State and municipal securities	$3,620	$3,806
Foreign government securities	79,618	89,239
Corporate	31,024	35,224
Derivatives(2)	51,749	54,620
Equity securities	53,598	56,998
Asset-backed securities(1)	5,473	5,352
Other debt securities(3)	12,668	18,265

Total trading account assets	$291,722	$320,929

Trading account liabilities
Securities sold, not yet purchased	$71,905	$63,798
Derivatives(2)	50,143	51,751

Total trading account liabilities	$122,048	$115,549

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 19 to the Consolidated Financial Statements.

(2)
Presented net, pursuant to enforceable master netting agreements. See Note 20 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

(3)
Includes investments in unallocated precious metals, as discussed in Note 22 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value.

12.   INVESTMENTS

Overview

In millions of dollars	September 30, 2013	December 31, 2012
Securities available-for-sale	$279,877	$288,695
Debt securities held-to-maturity(1)	10,808	10,130
Non-marketable equity securities carried at fair value(2)	5,435	5,768
Non-marketable equity securities carried at cost(3)	7,405	7,733

Total investments	$303,525	$312,326

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

        The following table presents interest and dividends on investments for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Taxable interest	$1,389	$1,636	$4,280	$4,900
Interest exempt from U.S. federal income tax	197	168	567	508
Dividends	103	78	331	238

Total interest and dividends	$1,689	$1,882	$5,178	$5,646

        The following table presents realized gains and losses on all investments for the three and nine months ended September 30, 2013 and 2012. The gross realized investment losses exclude losses from OTTI:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Gross realized investment gains	$375	$660	$1,489	$3,155
Gross realized investment losses	(312)	(45)	(725)	(342)

Net realized gains	$63	$615	$764	$2,813

        The Company sold various debt securities that were classified as held-to-maturity. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. In addition, certain securities were reclassified to AFS investments in response to significant credit deterioration. The Company intends to sell the securities and recorded OTTI as presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
Carrying value of HTM securities sold	$235	$302	$720	$1,545
Net realized gain (loss) on sale of HTM securities	(39)	(4)	(105)	(173)
Carrying value of securities reclassified to AFS	—	137	902	244
OTTI losses on securities reclassified to AFS	—	(33)	(155)	(59)

Securities Available-for-Sale

        The amortized cost and fair value of available-for-sale (AFS) securities at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013				December 31, 2012
In millions of dollars	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value
Debt securities AFS
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$43,673	$521	$602	$43,592	$46,001	$1,507	$163	$47,345
Prime	27	—	—	27	85	1	—	86
Alt-A	1	—	—	1	1	—	—	1
Non-U.S. residential	10,348	105	5	10,448	7,442	148	—	7,590
Commercial	417	8	7	418	436	16	3	449

Total mortgage-backed securities	$54,466	$634	$614	$54,486	$53,965	$1,672	$166	$55,471

U.S. Treasury and federal agency securities
U.S. Treasury	$61,979	$561	$85	$62,455	$64,667	$943	$16	$65,594
Agency obligations	20,084	120	54	20,150	26,014	237	4	26,247

Total U.S. Treasury and federal agency securities	$82,063	$681	$139	$82,605	$90,681	$1,180	$20	$91,841

State and municipal(3)	$19,944	$78	$2,025	$17,997	$20,020	$132	$1,820	$18,332
Foreign government	92,419	454	591	92,282	93,298	903	154	94,047
Corporate	11,380	266	106	11,540	9,302	398	26	9,674
Asset-backed securities(2)	16,314	67	107	16,274	14,188	85	143	14,130
Other debt securities	366	—	—	366	256	2	—	258

Total debt securities AFS	$276,952	$2,180	$3,582	$275,550	$281,710	$4,372	$2,329	$283,753

Marketable equity securities AFS	$4,326	$125	$124	$4,327	$4,643	$444	$145	$4,942

Total securities AFS	$281,278	$2,305	$3,706	$279,877	$286,353	$4,816	$2,474	$288,695

(1)
Gross unrealized gains and losses, as presented, do not include the impact of minority investments and the related allocations and pick up of unrealized gains and losses of AFS securities. These amounts totaled $61 million and $32 million of unrealized gains as of September 30, 2013 and December 31, 2012, respectively.

(2)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 19 to the Consolidated Financial Statements.

(3)
The unrealized losses on state and municipal debt securities are primarily attributable to the result of interest rates on taxable fixed income instruments decreasing relatively faster than the general tax-exempt municipal interest rates and the effects of fair value hedge accounting. Citi hedges certain fixed-rate tax-exempt state and municipal debt securities utilizing LIBOR-based interest rate swaps. During the hedge period, tax-exempt municipal interest rate yields have slightly decreased while LIBOR yields have significantly decreased. The losses on the LIBOR swaps were recorded in earnings and substantially offset by gains on the state and municipal debt securities attributable to changes in the LIBOR Swap Rate being hedged. Reclassification of the fair value gains on the state and municipal debt securities attributable to changes in the LIBOR Swap Rate from Accumulated other comprehensive income (AOCI) to earnings pursuant to fair value hedge accounting has resulted in unrealized losses on state and municipal debt securities in AOCI.

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

        The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2013
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$22,185	$522	$2,291	$80	$24,476	$602
Prime	3	—	3	—	6	—
Non-U.S. residential	2,063	5	6	—	2,069	5
Commercial	142	6	10	1	152	7

Total mortgage-backed securities	$24,393	$533	$2,310	$81	$26,703	$614

U.S. Treasury and federal agency securities
U.S. Treasury	$18,185	$72	$510	$13	$18,695	$85
Agency obligations	7,008	54	—	—	7,008	54

Total U.S. Treasury and federal agency securities	$25,193	$126	$510	$13	$25,703	$139

State and municipal	$641	$38	$11,739	$1,987	$12,380	$2,025
Foreign government	36,206	519	3,900	72	40,106	591
Corporate	4,062	99	270	7	4,332	106
Asset-backed securities	6,513	81	758	26	7,271	107
Marketable equity securities AFS	101	6	833	118	934	124

Total securities AFS	$97,109	$1,402	$20,320	$2,304	$117,429	$3,706

December 31, 2012
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,759	$138	$464	$25	$9,223	$163
Prime	15	—	5	—	20	—
Non-U.S. residential	5	—	7	—	12	—
Commercial	29	—	24	3	53	3

Total mortgage-backed securities	$8,808	$138	$500	$28	$9,308	$166

U.S. Treasury and federal agency securities
U.S. Treasury	$9,374	$11	$105	$5	$9,479	$16
Agency obligations	1,001	4	—	—	1,001	4

Total U.S. Treasury and federal agency securities	$10,375	$15	$105	$5	$10,480	$20

State and municipal	$10	$—	$11,095	$1,820	$11,105	$1,820
Foreign government	24,235	78	3,910	76	28,145	154
Corporate	1,420	8	225	18	1,645	26
Asset-backed securities	1,942	4	2,888	139	4,830	143
Marketable equity securities AFS	15	1	764	144	779	145

Total securities AFS	$46,805	$244	$19,487	$2,230	$66,292	$2,474

        The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$78	$78	$10	$10
After 1 but within 5 years	345	353	365	374
After 5 but within 10 years	2,222	2,264	1,992	2,124
After 10 years(2)	51,821	51,791	51,598	52,963

Total	$54,466	$54,486	$53,965	$55,471

U.S. Treasury and federal agency securities
Due within 1 year	$10,852	$10,883	$9,387	$9,499
After 1 but within 5 years	66,261	66,630	76,454	77,267
After 5 but within 10 years	2,036	2,151	2,171	2,408
After 10 years(2)	2,914	2,941	2,669	2,667

Total	$82,063	$82,605	$90,681	$91,841

State and municipal
Due within 1 year	$1,164	$1,165	$208	$208
After 1 but within 5 years	2,966	2,966	3,221	3,223
After 5 but within 10 years	375	377	155	165
After 10 years(2)	15,439	13,489	16,436	14,736

Total	$19,944	$17,997	$20,020	$18,332

Foreign government
Due within 1 year	$32,405	$32,360	$34,873	$34,869
After 1 but within 5 years	52,754	53,159	49,587	49,933
After 5 but within 10 years	6,288	5,722	7,239	7,380
After 10 years(2)	972	1,041	1,599	1,865

Total	$92,419	$92,282	$93,298	$94,047

All other(3)
Due within 1 year	$2,462	$2,402	$1,001	$1,009
After 1 but within 5 years	11,070	11,189	11,285	11,351
After 5 but within 10 years	5,830	5,871	4,330	4,505
After 10 years(2)	8,698	8,718	7,130	7,197

Total	$28,060	$28,180	$23,746	$24,062

Total debt securities AFS	$276,952	$275,550	$281,710	$283,753

(1)
Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)
Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)
Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

        The carrying value and fair value of debt securities held-to-maturity (HTM) at September 30, 2013 and December 31, 2012 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized losses recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2013
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$125	$22	$103	$16	$4	$115
Alt-A	1,803	494	1,309	556	280	1,585
Subprime	17	—	17	3	5	15
Non-U.S. residential	1,458	215	1,243	43	33	1,253
Commercial	13	—	13	—	—	13

Total mortgage-backed securities	$3,416	$731	$2,685	$618	$322	$2,981

State and municipal	1,247	64	1,183	64	66	1,181
Foreign government	5,607	—	5,607	81	1	5,687
Corporate	838	85	753	110	—	863
Asset-backed securities(3)	608	28	580	27	10	597

Total debt securities held-to-maturity	$11,716	$908	$10,808	$900	$399	$11,309

December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$258	$49	$209	$30	$4	$235
Alt-A	2,969	837	2,132	653	250	2,535
Subprime	201	43	158	13	21	150
Non-U.S. residential	2,488	401	2,087	50	81	2,056
Commercial	123	—	123	1	2	122

Total mortgage-backed securities	$6,039	$1,330	$4,709	$747	$358	$5,098

State and municipal	$1,278	$73	$1,205	$89	$37	$1,257
Foreign government	2,987	—	2,987	—	—	2,987
Corporate	829	103	726	73	—	799
Asset-backed securities(3)	529	26	503	8	8	503

Total debt securities held-to-maturity	$11,662	$1,532	$10,130	$917	$403	$10,644

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

(3)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company's maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 19 to the Consolidated Financial Statements.

        The Company has the positive intent and ability to hold these securities to maturity absent any unforeseen further significant changes in circumstances, including deterioration in credit or with regard to regulatory capital requirements.

        The net unrealized losses classified in AOCI relate to debt securities previously reclassified from AFS investments to HTM investments. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI, while credit-related impairment is recognized in earnings. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company's net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

        The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position for less than 12 months or for 12 months or longer as of September 30, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
September 30, 2013
Debt securities held-to-maturity
Mortgage-backed securities	$29	$2	$376	$320	$405	$322
State and municipal	241	16	299	50	540	66
Foreign government	924	1	—	—	924	1
Corporate	—	—	—	—	—	—
Asset-backed securities	100	6	198	4	298	10

Total debt securities held-to-maturity	$1,294	$25	$873	$374	$2,167	$399

December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities	$88	$7	$1,522	$351	$1,610	$358
State and municipal	—	—	383	37	383	37
Foreign government	294	—	—	—	294	—
Corporate	—	—	—	—	—	—
Asset-backed securities	—	—	406	8	406	8

Total debt securities held-to-maturity	$382	$7	$2,311	$396	$2,693	$403

        Excluded from the gross unrecognized losses presented in the above table are the $908 million and $1,532 million of gross unrealized losses recorded in AOCI as of September 30, 2013 and December 31, 2012, respectively, mainly related to the HTM securities that were reclassified from AFS investments. Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at September 30, 2013 and December 31, 2012.

        The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	69	67
After 5 but within 10 years	13	14	54	54
After 10 years(1)	2,672	2,967	4,586	4,977

Total	$2,685	$2,981	$4,709	$5,098

State and municipal
Due within 1 year	$8	$8	$14	$15
After 1 but within 5 years	20	20	36	37
After 5 but within 10 years	72	76	58	62
After 10 years(1)	1,083	1,077	1,097	1,143

Total	$1,183	$1,181	$1,205	$1,257

Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	5,607	5,687	2,987	2,987
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—

Total	$5,607	$5,687	$2,987	$2,987

All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	752	863	728	802
After 5 but within 10 years	—	—	—	—
After 10 years(1)	581	597	501	500

Total	$1,333	$1,460	$1,229	$1,302

Total debt securities held-to-maturity	$10,808	$11,309	$10,130	$10,644

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

        Management assesses equity method investments with fair value less than carrying value for OTTI. Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 21 to the Consolidated Financial Statements).

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

        The sections below describe current circumstances related to certain of the Company's significant equity method investments, specific impairments and the Company's process for identifying credit-related impairments in its security types with the most significant unrealized losses as of September 30, 2013.

Akbank

        In March 2012, Citi decided to reduce its ownership interest in Akbank T.A.S., an equity investment in Turkey (Akbank), to below 10%. As of March 31, 2012, Citi held a 20% equity interest in Akbank, which it purchased in January 2007, accounted for as an equity method investment. As a result of its decision to sell its share holdings in Akbank, in the first quarter of 2012 Citi recorded an impairment charge related to its total investment in Akbank amounting to approximately $1.2 billion pretax ($763 million after-tax). This impairment charge was primarily driven by the recognition of all net investment foreign currency hedging and translation losses previously reflected in AOCI as well as a reduction in the carrying value of the investment to reflect the market price of Akbank's shares. The impairment charge was recorded in OTTI losses on investments in the Consolidated Statement of Income. During the second quarter of 2012, Citi sold a 10.1% stake in Akbank, resulting in a loss on sale of $424 million ($274 million after-tax) recorded in Other revenue. As of September 30, 2013, the remaining 9.9% stake in Akbank is recorded within marketable equity securities available-for-sale.

MSSB

        On September 17, 2012, Citi sold to Morgan Stanley a 14% interest (the 14% Interest) in the MSSB joint venture, pursuant to the exercise of the purchase option by Morgan Stanley on June 1, 2012. Morgan Stanley paid Citi $1.89 billion in cash as the purchase price of the 14% Interest. The purchase price was based on an implied 100% valuation of the MSSB joint venture of $13.5 billion, as agreed between Morgan Stanley and Citi pursuant to an agreement dated September 11, 2012. The related approximate $4.5 billion in deposits were transferred to Morgan Stanley at no premium, as agreed between the parties.

        Prior to the September 2012 sale, Citi's carrying value of its 49% interest in the MSSB joint venture was approximately $11.3 billion. As a result of the agreement entered into with Morgan Stanley on September 11, 2012, Citi recorded a charge to net income in the third quarter of 2012 of approximately $2.9 billion after-tax ($4.7 billion pretax), consisting of (i) a charge recorded in Other revenue of approximately $800 million after-tax ($1.3 billion pretax), representing a loss on sale of the 14% Interest, and (ii) an OTTI of the carrying value of its remaining 35% interest in the MSSB joint venture of approximately $2.1 billion after-tax ($3.4 billion pretax).

        On June 21, 2013, Morgan Stanley notified Citi of its intent to exercise its call option with respect to Citi's remaining 35% investment in the MSSB joint venture, composed of an approximate $4.725 billion equity investment and $3 billion of other MSSB financing (consisting of approximately $2.028 billion of preferred stock and a $0.880 billion loan). At the closing of the transaction on June 28, 2013, the loan to MSSB was repaid and the MSSB interests and preferred stock were settled, with no significant gains or losses recorded at the time of settlement. In addition, MSSB made a dividend payment to Citi on June 28, 2013 in the amount of $37.5 million.

Mortgage-backed securities

        For U.S. mortgage-backed securities (and in particular for Alt-A and other mortgage-backed securities that have significant unrealized losses as a percentage of amortized cost), credit impairment is assessed using a cash flow model that estimates the cash flows on the underlying mortgages, using the security-specific collateral and transaction structure. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then projects the remaining cash flows using a number of assumptions, including default rates, prepayment rates, recovery rates (on foreclosed properties) and loss severity rates (on non-agency mortgage-backed securities).

        Management develops specific assumptions using as much market data as possible and includes internal estimates as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (i) 10% of current loans, (ii) 25% of 30-59 day delinquent loans, (iii) 70% of 60-90 day delinquent loans and (iv) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions contemplate the actual collateral attributes, including geographic concentrations, rating actions and current market prices.

        Cash flow projections are developed using different stress test scenarios. Management assesses the results of those stress tests (including the severity of any cash shortfall indicated and the likelihood of the stress scenarios actually occurring based on the underlying pool's characteristics and performance) to assess whether management expects to recover the amortized cost basis of the security. If cash flow projections indicate that the

Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings.

State and municipal securities

        Citigroup's AFS state and municipal bonds consist mainly of bonds that are financed through Tender Option Bond programs or were previously financed in this program (for additional information, see Note 19 to the Consolidated Financial Statements). The process for identifying credit impairments for these bonds is largely based on third-party credit ratings. Individual bond positions that are financed through Tender Option Bonds are required to meet minimum ratings requirements, which vary based on the sector of the bond issuer.

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

Recognition and Measurement of OTTI

        The following table presents the total OTTI recognized in earnings for the three and nine months ended September 30, 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
OTTI on Investments and Other Assets In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period ended September 30, 2013	$2	$15	$—	$17	$7	$27	$—	$34
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—

Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$15	$—	$17	$7	$27	$—	$34
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery(2)	22	—	—	22	236	—	192	428

Total impairment losses recognized in earnings	$24	$15	$—	$39	$243	$27	$192	$462

(1)
Includes OTTI on non-marketable equity securities.

(2)
The first and second quarter of 2013 included the recognition of $105 and $87 million, respectively, impairment charges related to the carrying value of Citi's then-remaining 35% interest in the MSSB joint venture which was offset by the equity pickup from the joint venture in the respective quarter which was recorded in Other revenue. See "MSSB" above for further discussion.

        The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2013 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	June 30, 2013 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Sept. 30, 2013 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	169	—	—	—	169
Corporate	115	—	—	—	115
All other debt securities	142	2	—	—	144

Total OTTI credit losses recognized for AFS debt securities	$721	$2	$—	$—	$723

HTM debt securities
Mortgage-backed securities(1)	$724	$15	$—	$(31)	$708
Corporate	56	—	—	—	56
All other debt securities	132	—	—	—	132

Total OTTI credit losses recognized for HTM debt securities	$912	$15	$—	$(31)	$896

(1)
Primarily consists of Alt-A securities.

        The following is a nine-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2013 that the Company does not intend to sell nor will likely be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Dec. 31, 2012 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Sept. 30, 2013 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	169	—	—	—	169
Corporate	116	—	—	(1)	115
All other debt securities	137	7	—	—	144

Total OTTI credit losses recognized for AFS debt securities	$717	$7	$—	$(1)	$723

HTM debt securities
Mortgage-backed securities(1)	$869	$25	$1	$(187)	$708
Corporate	56	—	—	—	56
All other debt securities	135	1	—	(4)	132

Total OTTI credit losses recognized for HTM debt securities	$1,060	$26	$1	$(191)	$896

(1)
Primarily consists of Alt-A securities.

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

	Fair value		Unfunded commitments
					Redemption frequency (if currently eligible) monthly, quarterly, annually
In millions of dollars	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012		Redemption notice period
Hedge funds	$1,177	$1,316	$1	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)(3)	830	837	252	342	—	—
Real estate funds(3)(4)	234	228	36	57	—	—

Total(5)	$2,241	$2,381	$289	$399	—	—

(1)
Includes investments in private equity funds carried at cost with a carrying value of $6 million at December 31, 2012. No investments in private equity funds were carried at cost at September 30, 2013.

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

(5)
Included in the total fair value of investments above are $1.6 billion and $0.4 billion of fund assets that are valued using NAVs provided by third-party asset managers as of September 30, 2013 and December 31, 2012, respectively. The increase in these investments is driven by the sale of certain Citi Capital Advisors Business as discussed in Note 2 to the Consolidated Financial Statements. Amounts presented exclude investments in funds that are consolidated by Citi.

13.   LOANS

        Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified primarily according to the segment and subsegment that manage the loans.

Consumer Loans

        Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and in Citi Holdings. The following table provides information by loan type:

In millions of dollars	Sept. 30, 2013	Dec. 31, 2012
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$110,813	$125,946
Installment, revolving credit, and other	13,265	14,070
Cards	110,734	111,403
Commercial and industrial	6,349	5,344

	$241,161	$256,763

In offices outside the U.S.
Mortgage and real estate(1)	$54,428	$54,709
Installment, revolving credit, and other	32,306	33,958
Cards	35,966	40,653
Commercial and industrial	23,741	22,225
Lease financing	743	781

	$147,184	$152,326

Total Consumer loans	$388,345	$409,089
Net unearned income	(523)	(418)

Consumer loans, net of unearned income	$387,822	$408,671

(1)
Loans secured primarily by real estate.

        Included in the loan table above are lending products whose terms may give rise to greater credit issues. Credit cards with below-market introductory interest rates and interest-only loans are examples of such products. These products are closely managed using credit techniques that are intended to mitigate their higher inherent risk.

        During the three and nine months ended September 30, 2013 and 2012, the Company sold and/or reclassified to held-for-sale $1.5 billion and $1.3 billion, and $11.3 billion and $2.7 billion, respectively, of Consumer loans. During the three months ended September 30, 2013, Citi acquired approximately $7 billion of loans related to the previously announced acquisition of Best Buy's U.S. credit card portfolio. The Company did not otherwise have significant purchases of Consumer loans during the three and nine months ended September 30, 2013 or September 30, 2012.

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

        The policy for re-aging modified U.S. Consumer loans to current status varies by product. Generally, one of the conditions to qualify for these modifications is that a minimum number of payments (typically ranging from one to three) be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended Consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended Consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) loans are modified under those respective agencies' guidelines and payments are not always required in order to re-age a modified loan to current.

        The following tables provide details on Citigroup's Consumer loan delinquency and non-accrual loans as of September 30, 2013 and December 31, 2012:

Consumer Loan Delinquency and Non-Accrual Details at September 30, 2013

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$67,381	$2,163	$2,110	$5,427	$77,081	$3,540	$4,159
Home equity loans(5)	31,720	438	663	—	32,821	1,398	—
Credit cards	109,260	1,455	1,283	—	111,998	—	1,283
Installment and other	12,562	224	224	—	13,010	229	4
Commercial market loans	8,390	39	30	—	8,459	125	7

Total	$229,313	$4,319	$4,310	$5,427	$243,369	$5,292	$5,453

In offices outside North America
Residential first mortgages	$45,223	$458	$326	$—	$46,007	$567	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	33,955	754	621	—	35,330	375	424
Installment and other	29,135	423	172	—	29,730	243	—
Commercial market loans	32,677	106	202	—	32,985	678	—

Total	$140,990	$1,741	$1,321	$—	$144,052	$1,863	$424

Total GCB and Citi Holdings	$370,303	$6,060	$5,631	$5,427	$387,421	$7,155	$5,877
Other	369	14	18	—	401	48	—

Total Citigroup	$370,672	$6,074	$5,649	$5,427	$387,822	$7,203	$5,877

(1)
Loans less than 30 days past due are presented as current.

(2)
Includes $1.0 billion of residential first mortgages recorded at fair value.

(3)
Excludes loans guaranteed by U.S. government entities.

(4)
Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.3 billion and ≥ 90 days past due of $4.1 billion.

(5)
Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2012

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$75,791	$3,074	$3,339	$6,000	$88,204	$4,922	$4,695
Home equity loans(5)	35,740	642	843	—	37,225	1,797	—
Credit cards	108,892	1,582	1,527	—	112,001	—	1,527
Installment and other	13,319	288	325	—	13,932	179	8
Commercial market loans	7,874	32	19	—	7,925	210	11

Total	$241,616	$5,618	$6,053	$6,000	$259,287	$7,108	$6,241

In offices outside North America
Residential first mortgages	$45,496	$547	$485	$—	$46,528	$807	$—
Home equity loans(5)	4	—	2	—	6	2	—
Credit cards	38,920	970	805	—	40,695	516	508
Installment and other	29,350	496	167	—	30,013	254	—
Commercial market loans	31,263	106	181	—	31,550	428	—

Total	$145,033	$2,119	$1,640	$—	$148,792	$2,007	$508

Total GCB and Citi Holdings	$386,649	$7,737	$7,693	$6,000	$408,079	$9,115	$6,749
Other	545	18	29	—	592	81	—

Total Citigroup	$387,194	$7,755	$7,722	$6,000	$408,671	$9,196	$6,749

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

        The following table provides details on the FICO scores attributable to Citi's U.S. Consumer loan portfolio as of September 30, 2013 and December 31, 2012 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

	September 30, 2013
FICO score distribution in U.S. portfolio(1)(2) In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$12,591	$6,779	$46,164
Home equity loans	4,348	2,903	23,937
Credit cards	7,505	10,156	90,378
Installment and other	3,823	2,381	5,142

Total	$28,267	$22,219	$165,621

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

        The following tables provide details on the LTV ratios attributable to Citi's U.S. Consumer mortgage portfolios as of September 30, 2013 and December 31, 2012. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

	September 30, 2013
LTV distribution in U.S. portfolio(1)(2) In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$46,072	$13,840	$5,660
Home equity loans	14,534	9,212	7,221

Total	$60,606	$23,052	$12,881

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

        As a result of OCC guidance issued in the third quarter of 2012, mortgage loans to borrowers that have gone through Chapter 7 bankruptcy are classified as TDRs. These TDRs, other than FHA-insured loans, are written down to collateral value less cost to sell. FHA-insured loans are reserved based on a discounted cash flow model (see Note 1 to the Consolidated Financial Statements in Citi's 2012 Annual Report on Form 10-K). The recorded investment in receivables reclassified to TDRs in the third quarter of 2012 as a result of this OCC guidance approximated $1,714 million, composed of $1,327 million of residential first mortgages and $387 million of home equity loans.

        The following tables present information about total impaired Consumer loans at and for the periods ending September 30, 2013 and December 31, 2012, respectively, and for the three and nine months ended September 30, 2013 and September 30, 2012 for interest income recognized on impaired Consumer loans:

Impaired Consumer Loans

					Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2013				2013	2012	2013	2012
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$17,071	$18,051	$2,615	$18,633	$179	$251	$604	$674
Home equity loans	2,234	2,832	595	2,115	23	31	61	64
Credit cards	3,490	3,535	1,274	4,032	56	75	182	240
Installment and other
Individual installment and other	1,075	1,099	588	1,218	35	88	118	218
Commercial market loans	357	596	179	414	5	5	17	18

Total(7)	$24,227	$26,113	$5,251	$26,412	$298	$450	$982	$1,214

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)
$2,201 million of residential first mortgages, $421 million of home equity loans and $133 million of commercial market loans do not have a specific allowance.

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

(7)
Prior to 2008, the Company's financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers' financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $23.9 billion at September 30, 2013. However, information derived from Citi's risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $24.5 billion at September 30, 2013.

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

Consumer Troubled Debt Restructurings

        The following tables present Consumer TDRs occurring during the three- and nine-months ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	7,375	$933	$28	$15	$34	1%
Home equity loans	2,962	90	—	—	33	1
Credit cards	43,312	207	—	—	—	14
Installment and other revolving	13,880	99	—	—	—	6
Commercial markets(6)	44	6	—	—	—	—

Total	67,573	$1,335	$28	$15	$67

International
Residential first mortgages	738	$30	$—	$—	$1	1%
Home equity loans	93	1	—	—	—	1
Credit cards	37,299	131	—	—	3	16
Installment and other revolving	12,650	70	—	—	2	9
Commercial markets(6)	88	30	1	—	—	—

Total	50,868	$262	$1	$—	$6

	For the three months ended September 30, 2012
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	36,382	$4,427	$6	$—	$73	1%
Home equity loans	23,523	516	2	—	17	—
Credit cards	51,304	254	—	—	—	15
Installment and other revolving	14,776	107	—	—	—	6
Commercial markets(6)	42	7	—	—	—	—

Total	126,027	$5,311	$8	$—	$90

International
Residential first mortgages	1,287	$46	$—	$—	$1	1%
Home equity loans	1	—	—	—	—	—
Credit cards	33,535	132	—	—	5	15
Installment and other revolving	15,463	97	—	—	2	7
Commercial markets(6)	58	73	—	—	—	—

Total	50,344	$348	$—	$—	$8

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America in the third quarter of 2013 include $138 million of residential first mortgages and $30 million of home equity loans to borrowers that have gone through Chapter 7 bankruptcy. These amounts include $87 million of residential first mortgages and $24 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the third quarter of 2012, as described above.

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

(7)
Post-modification balances in North America in the third quarter of 2012 include $2,561 million of residential first mortgages and $452 million of home equity loans to borrowers that have gone through Chapter 7 bankruptcy. These amounts include $1,310 million of residential first mortgages and $385 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the third quarter of 2012, as described above.

	For the nine months ended September 30, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	25,757	$3,387	$45	$17	$136	1%
Home equity loans	8,588	257	1	—	71	1
Credit cards	123,073	613	—	—	—	14
Installment and other revolving	39,816	284	—	—	—	7
Commercial markets(6)	166	25	—	—	—	—

Total	197,400	$4,566	$46	$17	$207

International
Residential first mortgages	2,935	$137	$—	$—	$2	1%
Home equity loans	98	1	—	—	—	—
Credit cards	98,264	391	—	—	9	16
Installment and other revolving	38,877	245	—	—	6	8
Commercial markets(6)	296	76	2	—	—	—

Total	140,470	$850	$2	$—	$17

	For the nine months ended September 30, 2012
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	52,937	$7,095	$17	$3	$119	1%
Home equity loans	28,472	702	4	—	39	2
Credit cards	188,414	962	—	—	—	16
Installment and other revolving	50,003	366	—	—	—	6
Commercial markets(6)	138	13	—	—	—	—

Total	319,964	$9,138	$21	$3	$158

International
Residential first mortgages	3,505	$133	$—	$—	$2	1%
Home equity loans	3	—	—	—	—	—
Credit cards	106,003	387	—	—	18	15
Installment and other revolving	47,918	273	—	1	6	8
Commercial markets(6)	281	129	—	1	2	—

Total	157,710	$922	$—	$2	$28

(1)
Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America in the first nine months of 2013 include $387 million of residential first mortgages and $75 million of home equity loans to borrowers that have gone through Chapter 7 bankruptcy. These amounts include $265 million of residential first mortgages and $62 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the third quarter of 2012, as described above.

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

        The following table presents Consumer TDRs that defaulted(1) during the three months and nine months ended September 30, 2013 and 2012, respectively, and for which the payment default occurred within one year of a permanent modification:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2013	2012	2013	2012
North America
Residential first mortgages	$440	$367	$1,221	$1,014
Home equity loans	51	46	154	99
Credit cards	41	103	155	431
Installment and other revolving	22	32	67	96
Commercial markets	1	—	3	—

Total	$555	$548	$1,600	$1,640

International
Residential first mortgages	$12	$19	$48	$54
Home equity loans	—	—	—	—
Credit cards	51	48	165	155
Installment and other revolving	24	26	82	79
Commercial markets	5	2	9	3

Total	$92	$95	$304	$291

(1)
Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

Corporate Loans

        Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or, to a lesser extent, in Citi Holdings. The following table presents information by Corporate loan type as of September 30, 2013 and December 31, 2012:

In millions of dollars	September 30, 2013	December 31, 2012
Corporate
In U.S. offices
Commercial and industrial	$33,936	$26,985
Financial institutions	22,813	18,159
Mortgage and real estate(1)	29,168	24,705
Installment, revolving credit and other	31,084	32,446
Lease financing	1,493	1,410

	$118,494	$103,705

In offices outside the U.S.
Commercial and industrial	$86,012	$82,939
Installment, revolving credit and other	16,783	14,958
Mortgage and real estate(1)	6,392	6,485
Financial institutions	40,403	37,739
Lease financing	538	605
Governments and official institutions	1,655	1,159

	$151,783	$143,885

Total Corporate loans	$270,277	$247,590
Net unearned income (loss)	(548)	(797)

Corporate loans, net of unearned income	$269,729	$246,793

(1)
Loans secured primarily by real estate.

        The Company sold and/or reclassified (to held-for-sale) $1,786 and $3,958 million of Corporate loans during the three and nine months ended September 30, 2013, respectively, and $745 million and $2,384 million during the three and nine months ended September 30, 2012, respectively.

        Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of September 30, 2013 and December 31, 2012:

Corporate Loan Delinquency and Non-Accrual Details at September 30, 2013

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$103	$5	$108	$1,012	$117,365	$118,485
Financial institutions	3	—	3	341	61,284	61,628
Mortgage and real estate	168	259	427	580	33,665	34,672
Leases	2	1	3	190	1,838	2,031
Other	56	8	64	55	48,592	48,711
Loans at fair value						4,202

Total	$332	$273	$605	$2,178	$262,744	$269,729

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

Corporate Loans Credit Quality Indicators at September 30, 2013 and December 31, 2012

	Recorded investment in loans(1)
In millions of dollars	September 30, 2013	December 31, 2012
Investment grade(2)
Commercial and industrial	$83,745	$73,822
Financial institutions	49,844	43,895
Mortgage and real estate	13,109	12,587
Leases	1,408	1,404
Other	44,764	42,575

Total investment grade	$192,870	$174,283

Non-investment grade(2)
Accrual
Commercial and industrial	$33,728	$33,876
Financial institutions	11,443	9,968
Mortgage and real estate	4,263	2,858
Leases	433	559
Other	3,892	3,915
Non-accrual
Commercial and industrial	1,012	1,078
Financial institutions	341	454
Mortgage and real estate	580	680
Leases	190	52
Other	55	69

Total non-investment grade	$55,937	$53,509

Private Banking loans managed on a delinquency basis(2)	$16,720	$14,945
Loans at fair value	4,202	4,056

Corporate loans, net of unearned income	$269,729	$246,793

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

        The following tables present non-accrual loan information by Corporate loan type at September 30, 2013 and December 31, 2012, respectively, and interest income recognized on non-accrual Corporate loans for the three and nine months ended September 30, 2013 and 2012, respectively:

Non-Accrual Corporate Loans

	September 30, 2013				Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(4)	Interest income recognized(4)
Non-accrual Corporate loans
Commercial and industrial	$1,012	$1,286	$107	$1,044	$5	$19
Financial institutions	341	372	1	400	—	2
Mortgage and real estate	580	734	54	627	1	2
Lease financing	190	192	118	155	—	—
Other	55	185	16	64	—	1

Total non-accrual Corporate loans	$2,178	$2,769	$296	$2,290	$6	$24

	December 31, 2012
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(3)
Non-accrual Corporate loans
Commercial and industrial	$1,078	$1,368	$155	$1,076
Loans to financial institutions	454	504	14	518
Mortgage and real estate	680	810	74	811
Lease financing	52	61	16	19
Other	69	245	25	154

Total non-accrual Corporate loans	$2,333	$2,988	$284	$2,578

	September 30, 2013		December 31, 2012
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$498	$107	$608	$155
Financial institutions	25	1	41	14
Mortgage and real estate	315	54	345	74
Lease financing	186	118	47	16
Other	43	16	59	25

Total non-accrual Corporate loans with specific allowance	$1,067	$296	$1,100	$284

Non-accrual Corporate loans without specific allowance
Commercial and industrial	$514		$470
Financial institutions	316		413
Mortgage and real estate	265		335
Lease financing	4		5
Other	12		10

Total non-accrual Corporate loans without specific allowance	$1,111	N/A	$1,233	N/A

(1)
Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)
Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)
Average carrying value does not include related specific allowance.

(4)
Interest income recognized for the three- and nine-month periods ended September 30, 2012 were $25 million and $88 million, respectively.

N/A Not Applicable

 Corporate Troubled Debt Restructurings

        The following tables provide details on TDR activity and default information as of and for the three- and nine-month periods ended September 30, 2013 and September 30, 2012.

        The following table presents TDRs occurring during the three months ended September 30, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$11	$—	$—	$11	$—	$—
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	1	—	—	1	—	—
Other	1	—	—	1	—	—

Total	$13	$—	$—	$13	$—	$—

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the three months ended September 30, 2013 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the three months ended September 30, 2012.

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

        The following table presents TDRs occurring during the nine months ended September 30, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$100	$55	$28	$17	$—	$—
Loans to financial institutions	—	—	—	—	—	—
Mortgage and real estate	15	—	14	1	—	—
Other	5	—	—	5	—	—

Total	$120	$55	$42	$23	$—	$—

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)
TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)
Balances reflect charge-offs and reserves recorded during the nine months ended September 30, 2013 on loans subject to a TDR during the period then ended.

        The following table presents TDRs occurring during the nine months ended September 30, 2012.

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

        The following table presents total corporate loans modified in a troubled debt restructuring at September 30, 2013 and 2012, as well as those TDRs that defaulted during the three and nine months of 2013 and 2012, and for which the payment default occurred within one year of modification.

In millions of dollars	TDR balances at September 30, 2013	TDR loans in payment default three months ended September 30, 2013	TDR loans in payment default nine months ended September 30, 2013	TDR balances at September 30, 2012	TDR loans in payment default three months ended September 30, 2012	TDR loans in payment default nine months ended September 30, 2012
Commercial and industrial	$167	$—	$15	$395	$45	$52
Loans to financial institutions	16	—	—	21	—	—
Mortgage and real estate	202	—	2	127	—	—
Other	393	—	—	557	—	—

Total	$778	$—	$17	$1,100	$45	$52

14.   ALLOWANCE FOR CREDIT LOSSES

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2013	2012	2013	2012
Allowance for loan losses at beginning of period	$21,580	$27,611	$25,455	$30,115
Gross credit losses(1)	(2,974)	(4,516)	(9,675)	(13,365)
Gross recoveries	544	619	1,759	2,119

Net credit losses (NCLs)	$(2,430)	$(3,897)	$(7,916)	$(11,246)

NCLs replenishments	$2,430	$3,897	$7,916	$11,246
Net reserve builds (releases)(1)(2)	(767)	(860)	(1,715)	(1,715)
Net specific reserve builds (releases)(1)(2)	(11)	(601)	(508)	(1,911)

Total provision for credit losses	$1,652	$2,436	$5,693	$7,620
Other, net(3)	(197)	(234)	(2,627)	(573)

Allowance for loan losses at end of period	$20,605	$25,916	$20,605	$25,916

Allowance for credit losses on unfunded lending commitments at beginning of period(4)	$1,133	$1,104	$1,119	$1,136
Provision (release) for unfunded lending commitments	103	(41)	114	(72)
Other, net	26	—	29	(1)

Allowance for credit losses on unfunded lending commitments at end of period(4)	$1,262	$1,063	$1,262	$1,063

Total allowance for loans, leases, and unfunded lending commitments	$21,867	$26,979	$21,867	$26,979

(1)
The first quarter of 2012 included approximately $370 million of incremental charge-offs related to previously deferred principal balances on modified mortgages related to anticipated forgiveness of principal in connection with the national mortgage settlement. There was a corresponding approximate $350 million reserve release in the first quarter of 2012 specific to these charge-offs.

(2)
The first, second, and third quarters of 2013 include $148 million, $124 million, and $91 million, respectively, of builds (releases) related to (gains) losses on loan sales. The first, second, and third quarters of 2012 include $60 million, $73 million, and $32 million, respectively, of builds (releases) related to (gains) losses on loan sales.

(3)
The third quarter of 2013 includes a reduction of approximately $214 million related to the sale or transfers to held-for-sale of various loan portfolios. The second quarter of 2013 includes a reduction of approximately $650 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $360 million related to the Brazil Credicard transfer to Discontinued operations. Additionally, a reduction of approximately $90 million related to a transfer to held-for-sale of a loan portfolio in Greece and a reduction of approximately $220 million related to foreign currency translation. The first quarter of 2013 primarily includes reductions of approximately $855 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of $165 million related to a transfer to held-for-sale of a loan portfolio in Greece. The third quarter of 2012 includes a reduction of approximately $300 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios. The second quarter of 2012 includes a reduction of approximately $175 million related to the sale or transfers to held-for-sale of various U.S. loan portfolios and a reduction of approximately $200 million related to foreign currency translation. The first quarter of 2012 primarily includes reductions of approximately $145 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(4)
Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three months ended September 30, 2013			Nine months ended September 30, 2013
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,708	$18,872	$21,580	$2,776	$22,679	$25,455
Charge-offs	(148)	(2,826)	(2,974)	(305)	(9,370)	(9,675)
Recoveries	52	492	544	119	1,640	1,759
Replenishment of net charge-offs	96	2,334	2,430	186	7,730	7,916
Net reserve releases	18	(785)	(767)	(111)	(1,604)	(1,715)
Net specific reserve builds (releases)	(45)	34	(11)	27	(535)	(508)
Other	12	(209)	(197)	1	(2,628)	(2,627)

Ending balance	$2,693	$17,912	$20,605	$2,693	$17,912	$20,605

	Three months ended September 30, 2012			Nine months ended September 30, 2012
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,972	$24,639	$27,611	$2,879	$27,236	$30,115
Charge-offs	(196)	(4,320)	(4,516)	(508)	(12,857)	(13,365)
Recoveries	79	540	619	320	1,799	2,119
Replenishment of net charge-offs	117	3,780	3,897	188	11,058	11,246
Net reserve releases	1	(861)	(860)	78	(1,793)	(1,715)
Net specific reserve builds (releases)	(175)	(426)	(601)	(170)	(1,741)	(1,911)
Other	19	(253)	(234)	30	(603)	(573)

Ending balance	$2,817	$23,099	$25,916	$2,817	$23,099	$25,916

	September 30, 2013			December 31, 2012
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,315	$12,632	$14,947	$2,429	$15,703	$18,132
Determined in accordance with ASC 310-10-35	296	5,251	5,547	284	6,941	7,225
Determined in accordance with ASC 310-30	82	29	111	63	35	98

Total allowance for loan losses	$2,693	$17,912	$20,605	$2,776	$22,679	$25,455

Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$262,888	$361,923	$624,811	$239,849	$377,374	$617,223
Loans evaluated for impairment in accordance with ASC 310-10-35	2,522	24,227	26,749	2,776	29,640	32,416
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	117	676	793	112	426	538
Loans held at fair value	4,202	996	5,198	4,056	1,231	5,287

Total loans, net of unearned income	$269,729	$387,822	$657,551	$246,793	$408,671	$655,464

15.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The changes in Goodwill during the first nine months of 2013 were as follows:

In millions of dollars
Balance at December 31, 2012	$25,673

Foreign exchange translation and other	(199)

Balance at March 31, 2013	$25,474

Foreign exchange translation and other	(516)
Discontinued operations	(62)

Balance at June 30, 2013	$24,896

Foreign exchange translation and other	220
Smaller acquisitions/divestitures	(18)

Balance at September 30, 2013	$25,098

        During the first nine months of 2013, no goodwill was written off due to impairment. The Company performed its annual goodwill impairment test during the third quarter of 2013 resulting in no impairment for any of the reporting units. Goodwill is tested for impairment annually at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

        During the third quarter 2013, certain assets were transferred from the legacy Brokerage Asset Management reporting unit to the Special Asset Pool, both components within Citi Holdings. While goodwill affected by a reorganization is typically reassigned to the reporting unit(s) receiving the business(es) using the relative fair value approach, no goodwill was reassigned to the transferred portfolio of assets as they do not represent a business as defined by GAAP. The legacy reporting unit was renamed Latin America Retirement Services and continues to hold the $42 million of goodwill as of September 30, 2013. Additionally, the legacy Local Consumer Lending—Cards reporting unit was renamed Citi Holdings—Cards, but no changes were made to the businesses and assets assigned to the reporting unit.

        Subsequent to July 1, 2013, goodwill will be allocated to disposals and tested for impairment under the new reporting units. An interim goodwill impairment test was performed on the impacted reporting units as of July 1, 2013, resulting in no impairment. There were no other triggering events present during the third quarter of 2013 and therefore no additional goodwill impairment test was performed.

        The fair values of the Company's reporting units as of July 1, 2013 exceeded their carrying values substantially (fair value as a percentage of carrying value ranged from approximately 147% to over 700%) and did not suggest any significant risk of impairment based on current valuations.

        The following table shows reporting units with goodwill balances as of September 30, 2013.

In millions of dollars Reporting unit	Goodwill
North America Regional Consumer Banking	$6,795
EMEA Regional Consumer Banking	347
Asia Regional Consumer Banking	5,198
Latin America Regional Consumer Banking	1,781
Securities and Banking	9,229
Transaction Services	1,594
Latin America Retirement Services	42
Citi Holdings—Cards	112

Total	$25,098

INTANGIBLE ASSETS

        The components of intangible assets as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,550	$5,913	$1,637	$7,632	$5,726	$1,906
Core deposit intangibles	1,250	1,030	220	1,315	1,019	296
Other customer relationships	706	389	317	767	380	387
Present value of future profits	238	144	94	239	135	104
Indefinite-lived intangible assets	324	—	324	487	—	487
Other(1)	4,716	2,420	2,296	4,764	2,247	2,517

Intangible assets (excluding MSRs)	$14,784	$9,896	$4,888	$15,204	$9,507	$5,697
Mortgage servicing rights (MSRs)	2,580	—	2,580	1,942	—	1,942

Total intangible assets	$17,364	$9,896	$7,468	$17,146	$9,507	$7,639

(1)
Includes contract-related intangible assets.

        The changes in intangible assets during the first nine months of 2013 were as follows:

In millions of dollars	Net carrying amount at December 31, 2012	Acquisitions/ divestitures	Amortization	Impairments	FX and other	Discontinued Operations	Net carrying amount at September 30, 2013
Purchased credit card relationships	$1,906	$36	$(283)	$(4)	$(4)	$(14)	$1,637
Core deposit intangibles	296	—	(54)	(21)	(1)	—	220
Other customer relationships	387	—	(27)	—	(43)	—	317
Present value of future profits	104	—	(9)	—	(1)	—	94
Indefinite-lived intangible assets	487	—	—	—	(1)	(162)	324
Other	2,517	66	(231)	—	(27)	(29)	2,296

Intangible assets (excluding MSRs)	$5,697	$102	$(604)	$(25)	$(77)	$(205)	$4,888
Mortgage servicing rights (MSRs)(1)	1,942						2,580

Total intangible assets	$7,639						$7,468

(1)
See Note 19 to the Consolidated Financial Statements for the roll-forward of MSRs.

16.   DEBT

Short-Term Borrowings

        Short-term borrowings consist of commercial paper and other borrowings at September 30, 2013 and December 31, 2012 as follows:

In millions of dollars	September 30, 2013	December 31, 2012
Commercial paper
Significant Citibank Entities(1)	$17,581	$11,092
Parent(2)	316	378

	$17,897	$11,470
Other borrowings(3)	41,007	40,557

Total	$58,904	$52,027

(1)
Significant Citibank Entities consists of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)
Parent includes the parent holding company (Citigroup Inc.) and Citi's broker-dealer subsidiaries that are consolidated into Citigroup.

(3)
At September 30, 2013 and December 31, 2012, collateralized short-term advances from the Federal Home Loan Banks were $11 billion and $4 billion, respectively.

        Borrowings under bank lines of credit may be at interest rates based on LIBOR, CD rates, the prime rate, or bids submitted by the banks. Citigroup pays commitment fees for its lines of credit.

        Some of Citigroup's parent subsidiaries have credit facilities with Citigroup's subsidiary depository institutions, including Citibank, N.A. Borrowings under these facilities are secured in accordance with Section 23A of the Federal Reserve Act.

        Citigroup Global Markets Holdings Inc. (CGMHI) has borrowing agreements consisting of facilities that CGMHI has been advised are available, but where no contractual lending obligation exists. These arrangements are reviewed on an ongoing basis to ensure flexibility in meeting CGMHI's short-term requirements.

Long-Term Debt

In millions of dollars	September 30, 2013	December 31, 2012
Citigroup Inc.(1)	$159,698	$176,553
Bank(2)	53,004	51,234
Broker-dealer(3)	8,891	11,676

Total(4)	$221,593	$239,463

(1)
Parent holding company Citigroup Inc.

(2)
Represents the Significant Citibank Entities as well as other Citibank and Banamex entities. At September 30, 2013 and December 31, 2012, collateralized long-term advances from the Federal Home Loan Banks were $14.3 billion and $16.3, respectively.

(3)
Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(4)
Includes senior notes with carrying values of $124 million issued to outstanding Safety First Trusts at September 30, 2013 and $186 million issued to these trusts at December 31, 2012. Citigroup owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts' common securities.

        Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $4.3 billion and $10.1 billion at September 30, 2013 and December 31, 2012, respectively. In issuing these trust preferred securities, Citi formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right to redeem these securities upon the date specified in the respective security. The respective common securities issued by each trust and held by Citigroup are redeemed concurrently with the redemption of the applicable trust preferred securities.

        On September 13, 2013, Citi completed an exchange of $2.225 billion of trust preferred securities under Citigroup Capital XXXIII that were held by the Federal Deposit Insurance Corporation. These securities were exchanged for approximately $2.42 billion of subordinated debt, issued pursuant to two tranches.

        The following table summarizes the Company's outstanding trust preferred securities at September 30, 2013:

						Junior subordinated debentures owned by trust
					Common shares issued to parent
Trust In millions of dollars, except share amounts	Issuance date	Securities issued	Liquidation value(1)	Coupon rate		Amount	Maturity	Redeemable by issuer beginning
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital X(2)	Sept. 2003	14,757,823	369	6.100%	456,428	380	Sept. 30, 2033	Sept. 30, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	Jun. 2007	99,901	162	6.829%	50	162	June 28, 2067	June 28, 2017
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009

Total obligated			$5,097			$5,158

(1)
Represents the notional value received by investors from the trusts at the time of issuance.

(2)
On August 29, 2013, Citi announced the redemption of Citigroup Capital X. The redemption closed on October 1, 2013.

        In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities. Distributions on the trust preferred securities and interest on the subordinated debentures are payable quarterly, except for Citigroup Capital III and Citigroup Capital XVIII on which distributions are payable semiannually.

17.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

        Changes in each component of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 are as follows:

Three months ended September 30, 2013 In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges	Benefit plans	Foreign currency translation adjustment, net of hedges	Accumulated other comprehensive income (loss)
Balance at June 30, 2013	$(1,290)	$(1,671)	$(4,615)	$(12,348)	$(19,924)

Other comprehensive income before reclassifications	$(51)	$177	$261	$564	$951
Increase (decrease) due to amounts reclassified from AOCI	(15)	153	37	—	175

Change, net of taxes(1)(2)(3)	(66)	330	298	564	1,126

Balance at September 30, 2013	$(1,356)	$(1,341)	$(4,317)	$(11,784)	$(18,798)

Nine months ended September 30, 2013: In millions of dollars
Balance at December 31, 2012	$597	$(2,293)	$(5,270)	$(9,930)	$(16,896)

Other comprehensive income before reclassifications	$(1,629)	$509	$836	$(1,854)	$(2,138)
Increase (decrease) due to amounts reclassified from AOCI	(324)	443	117	—	236

Change, net of taxes(1)(2)(3)	(1,953)	952	953	(1,854)	(1,902)

Balance at September 30, 2013	$(1,356)	$(1,341)	$(4,317)	$(11,784)	$(18,798)

Three months ended September 30, 2012: In millions of dollars
Balance at June 30, 2012	$(245)	$(2,689)	$(4,265)	$(10,550)	$(17,749)
Change, net of taxes(1)(2)(3)	776	186	(24)	1,245	2,183

Balance at September 30, 2012	$531	$(2,503)	$(4,289)	$(9,305)	$(15,566)

Nine months ended September 30, 2012: In millions of dollars
Balance at December 31, 2011	$(35)	$(2,820)	$(4,282)	$(10,651)	$(17,788)
Change, net of taxes(1)(2)(3)(4)(5)	566	317	(7)	1,346	2,222

Balance at September 30, 2012	$531	$(2,503)	$(4,289)	$(9,305)	$(15,566)

(1)
For the third quarter of 2013, primarily reflects the movements in (by order of impact) the Korean won, Euro, British pound, Mexican peso and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges. For the second quarter of 2013, primarily reflects the movements in (by order of impact) the Mexican peso, Australian dollar, Indian rupee, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges. For the first quarter of 2013, primarily reflects the movements in (by order of impact) the Mexican peso, Japanese yen, British pound, and Korean won against the U.S. dollar, and changes in related tax effects and hedges. For the third quarter of 2012, the foreign currency translation adjustment primarily reflected the movements in (by order of impact) the Mexican peso, British pound, Chilean peso and Korean won against the U.S. dollar, and changes in related tax effects and hedges. For the second quarter of 2012, primarily reflected the movements in (by order of impact) the Mexican peso, Brazilian real, Indian rupee, Russian ruble and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges. For the first quarter of 2012, primarily reflected the movements in (by order of impact) the Mexican peso, Turkish lira, Japanese yen, Euro and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges.

(2)
For cash flow hedges, primarily driven by Citigroup's pay fixed/receive floating interest rate swap programs that are hedging the floating rates on liabilities.

(3)
For the benefit plans, primarily reflects adjustments based on the periodic actuarial valuations of the Company's benefit plans and amortization of amounts previously recognized in other comprehensive income.

(4)
For net unrealized gains (losses) on investment securities, includes the after-tax impact of realized gains from the sales of minority investments: $672 million from the Company's remaining interest in Housing Development Finance Corporation Ltd. (HDFC); and $421 million from the Company's entire interest in Shanghai Pudong Development Bank (SPDB).

(5)
The after-tax impact due to impairment charges and the loss related to Akbank, included within the foreign currency translation adjustment, was $667 million during the nine months ended September 30, 2012. See Note 12 to the Consolidated Financial Statements.

        The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 are as follows:

Three months ended September 30, 2013: In millions of dollars	Pretax	Tax effect	After-tax
Balance, June 30, 2013	$(28,846)	$8,922	$(19,924)
Change in net unrealized gains (losses) on investment securities	(114)	48	(66)
Cash flow hedges	514	(184)	330
Benefit plans	326	(28)	298
Foreign currency translation adjustment	432	132	564

Change	$1,158	$(32)	$1,126

Balance, September 30, 2013	$(27,688)	$8,890	$(18,798)

Nine months ended September 30, 2013:
Balance, December 31, 2012	$(25,334)	$8,438	$(16,896)
Change in net unrealized gains (losses) on investment securities	(3,090)	1,137	(1,953)
Cash flow hedges	1,519	(567)	952
Benefit plans	1,323	(370)	953
Foreign currency translation adjustment	(2,106)	252	(1,854)

Change	$(2,354)	$452	$(1,902)

Balance, September 30, 2013	$(27,688)	$8,890	$(18,798)

Three months ended September 30, 2012:
Balance, June 30, 2012	$(25,892)	$8,143	$(17,749)
Change in net unrealized gains (losses) on investment securities	1,189	(413)	776
Cash flow hedges	294	(108)	186
Benefit plans	(33)	9	(24)
Foreign currency translation adjustment	1,016	229	1,245

Change	$2,466	$(283)	$2,183

Balance, September 30, 2012	$(23,426)	$7,860	$(15,566)

Nine months ended September 30, 2012:
Balance, December 31, 2011	$(25,807)	$8,019	$(17,788)
Change in net unrealized gains (losses) on investment securities	930	(364)	566
Cash flow hedges	512	(195)	317
Benefit plans	125	(132)	(7)
Foreign currency translation adjustment	814	532	1,346

Change	$2,381	$(159)	$2,222

Balance, September 30, 2012	$(23,426)	$7,860	$(15,566)

        During the three and nine months ended September 30, 2013, the Company recognized a pretax loss of $286 million ($175 million net of tax) and $416 million ($236 million net of tax), respectively, related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of income.

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three months ended September 30, 2013	Nine months ended September 30, 2013
Realized (gains) losses on sales of investments	$(63)	$(764)
OTTI gross impairment losses	39	270

Subtotal	$(24)	$(494)
Tax effect	9	170

Net realized (gains) losses on investment securities(1)	$(15)	$(324)

Interest rate contracts	$211	$596
Foreign exchange contracts	38	124

Subtotal	$249	$720
Tax effect	(96)	(277)

Amortization of cash flow hedges(2)	$153	$443

Amortization of unrecognized
Prior service cost (benefit)	$2	$7
Net actuarial loss	61	205
Curtailment/settlement impact	(2)	(2)
Cumulative effect of change in accounting policy(3)(4)	—	(20)

Subtotal	$61	$190
Tax effect	(24)	(73)

Amortization of benefit plans(3)	$37	$117

Foreign currency translation adjustment	$—	$—

Total amounts reclassified out of AOCI—pretax	$286	$416
Total tax effect	(111)	(180)

Total amounts reclassified out of AOCI—after-tax	$175	$236

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 12 to the Consolidated Financial Statements for additional details.

(2)
See Note 20 to the Consolidated Financial Statements for additional details.

(3)
See Note 8 to the Consolidated Financial Statements for additional details.

(4)
See Note 1 to the Consolidated Financial Statements for additional details.

18.   PREFERRED STOCK

        The following table summarizes the Company's preferred stock outstanding at September 30, 2013 and December 31, 2012:

				Carrying value in millions of dollars
	Dividend rate	Redemption price per depositary share/preference share	Number of depositary shares	September 30, 2013	December 31, 2012
Series AA(1)	8.125%	$25	3,870,330	$97	$97
Series A(2)	5.950%	1,000	1,500,000	1,500	1,500
Series B(3)	5.900%	1,000	750,000	750	750
Series C(4)	5.800%	25	23,000,000	575	—
Series D(5)	5.350%	1,000	1,250,000	1,250	—
Series E(6)	8.400%	1,000	121,254	121	121
Series J(7)	7.125%	25	38,000,000	950	—
Series F(8)	8.500%	25	2,863,369	—	71
Series T(9)	6.500%	50	453,981	—	23

				$5,243	$2,562

(1)
Issued on January 25, 2008 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on each February 15, May 15, August 15 and November 15 when, as and if declared by the Citi Board of Directors. Redeemable in whole or in part on any dividend payment date on and after February 15, 2018.

(2)
Issued on October 29, 2012 as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on January 30 and July 30 at a fixed rate until January 30, 2023, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Redeemable in whole or in part on any dividend payment date on and after January 30, 2023.

(3)
Issued on December 13, 2012 as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on February 15 and August 15 at a fixed rate until February 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Redeemable in whole or in part on any dividend payment date on and after February 15, 2023.

(4)
Issued on March 26, 2013 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on January 22, April 22, July 22 and October 22 when, as and if declared by the Citi Board of Directors. Redeemable in whole or in part on any dividend payment date on and after April 22, 2018.

(5)
Issued on April 30, 2013 as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on May 15 and November 15 at a fixed rate until May 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Redeemable in whole or in part on any dividend payment date on and after May 15, 2023.

(6)
Issued on April 28, 2008 as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on April 30 and October 30 at a fixed rate until April 30, 2018, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Redeemable in whole or in part on any dividend payment date on and after April 30, 2018.

(7)
Issued on September 19, 2013 as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on March 30, June 30, September 30 and December 30 at a fixed rate until September 30, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors. Redeemable in whole or in part on any dividend payment date on and after September 30, 2023.

(8)
The Series F preferred stock was redeemed in full on June 15, 2013.

(9)
The Series T preferred stock was redeemed in full on June 17, 2013.

        Year-to-date, Citi has distributed approximately $123 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of September 30, 2013, Citi estimates it will distribute preferred dividends of approximately $71 million in the fourth quarter of 2013, and approximately $94 million in the first quarter of 2014, in each case assuming such dividends are approved by Citigroup's Board of Directors.

        On October 31, 2013, Citi issued $1.5 billion of Series K Preferred Stock as depository shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. The dividend rate is 6.875%, payable quarterly on February 15, May 15, August 15 and November 15, commencing February 15, 2014, until November 15, 2023, and thereafter quarterly on such dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

THIS PAGE INTENTIONALLY LEFT BLANK

19.   SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

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

        Citigroup's involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of September 30, 2013 and December 31, 2012, is presented below:

As of September 30, 2013
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures(3)
	Total involvement with SPE assets
In millions of dollars		Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(4)	Debt Investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations(5)	$50,234	$50,234	$—	$—	$—	$—	$—	$—
Mortgage securitizations(6)
U.S. agency-sponsored	240,823	—	240,823	3,482	—	—	38	3,520
Non-agency-sponsored	7,738	755	6,983	525	—	—	—	525
Citi-administered asset-backed commercial paper conduits (ABCP)	27,763	27,763	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,554	—	4,554	77	—	—	—	77
Collateralized loan obligations (CLOs)	13,685	—	13,685	1,498	—	—	—	1,498
Asset-based financing	41,013	991	40,022	15,131	75	2,251	193	17,650
Municipal securities tender option bond trusts (TOBs)	13,026	6,991	6,035	47	—	4,123	—	4,170
Municipal investments	15,962	226	15,736	1,871	2,138	1,335	—	5,344
Client intermediation	1,690	48	1,642	214	—	—	—	214
Investment funds	5,131	3,451	1,680	—	49	—	—	49
Trust preferred securities	5,206	—	5,206	—	62	—	—	62
Other	2,404	245	2,159	139	607	27	76	849

Total	$429,229	$90,704	$338,525	$22,984	$2,931	$7,736	$307	$33,958

Citi Holdings
Credit card securitizations	$1,904	$1,423	$481	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	78,545	—	78,545	532	—	—	136	668
Non-agency-sponsored	14,176	1,747	12,429	40	—	—	2	42
Student loan securitizations	1,561	1,561	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,104	—	4,104	101	—	—	87	188
Collateralized loan obligations (CLOs)	2,926	—	2,926	381	—	—	110	491
Asset-based financing	3,556	3	3,553	625	3	252	—	880
Municipal investments	7,372	—	7,372	5	218	944	—	1,167
Client intermediation	10	10	—	—	—	—	—	—
Investment funds	1,293	—	1,293	—	64	—	—	64
Other	4,820	4,686	134	—	—	—	—	—

Total	$120,267	$9,430	$110,837	$1,684	$285	$1,196	$335	$3,500

Total Citigroup	$549,496	$100,134	$449,362	$24,668	$3,216	$8,932	$642	$37,458

(1)
The definition of maximum exposure to loss is included in the text that follows this table.

(2)
Included in Citigroup's September 30, 2013 Consolidated Balance Sheet.

(3)
Not included in Citigroup's September 30, 2013 Consolidated Balance Sheet.

(4)
A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(5)
As part of its liquidity and funding strategy, during the first quarter of 2013, the Company elected to remove approximately $27 billion of randomly selected credit card receivables from the Master Trust ($12 billion) and Omni Trust ($15 billion) that represented a portion of the excess seller's interest in each trust. Subsequently, during the third quarter of 2013, Citi elected to add approximately $5.9 billion of credit card receivables to the Master Trust from the U.S. Citi-branded cards business' portfolio of eligible unsecuritized credit card receivables (for a discussion of Citi's credit card securitizations, see "Credit Card Securitizations" below). These credit card receivables continue to be included in Consumer loans on the Consolidated Balance Sheet as of September 30, 2013.

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

  •
  certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $16 billion and $19 billion at September 30, 2013 and December 31, 2012, respectively; and

  •
  certain representations and warranties exposures in Citigroup residential mortgage securitizations, where the original mortgage loan balances are no longer outstanding.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments

        The following tables present the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
In millions of dollars	Liquidity facilities	Loan commitments	Liquidity facilities	Loan commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$—	$—	$7,615	$—
Asset-based financing	5	2,246	6	2,075
Municipal securities tender option bond trusts (TOBs)	4,123	—	4,628	—
Municipal investments	—	1,335	—	1,669
Other	—	27	—	22

Total Citicorp	$4,128	$3,608	$12,249	$3,766

Citi Holdings
Collateralized loan obligations (CLOs)	$—	$—	$13	$—
Asset-based financing	—	252	—	243
Municipal investments	—	944	—	992

Total Citi Holdings	$—	$1,196	$13	$1,235

Total Citigroup funding commitments	$4,128	$4,804	$12,262	$5,001

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

        The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
In billions of dollars
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.3	$0.2	$0.5	$0.3	$0.2	$0.5
Trading account assets	0.9	—	0.9	0.5	—	0.5
Investments	10.8	—	10.8	10.7	—	10.7
Total loans, net	77.5	9.0	86.5	100.8	11.0	111.8
Other	1.3	0.2	1.5	0.5	0.2	0.7

Total assets	$90.8	$9.4	$100.2	$112.8	$11.4	$124.2

Short-term borrowings	$24.2	$—	$24.2	$17.9	$—	$17.9
Long-term debt	29.4	2.1	31.5	23.8	2.6	26.4
Other liabilities	1.1	0.1	1.2	1.1	0.1	1.2

Total liabilities	$54.7	$2.2	$56.9	$42.8	$2.7	$45.5

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification

        The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
In billions of dollars
	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$4.3	$0.5	$4.8	$4.0	$0.5	$4.5
Investments	3.9	0.4	4.3	5.4	0.7	6.1
Total loans, net	15.8	0.6	16.4	14.6	0.9	15.5
Other	1.9	0.5	2.4	1.4	0.5	1.9

Total assets	$25.9	$2.0	$27.9	$25.4	$2.6	$28.0

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

        Substantially all of the Company's credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust (Omni Trust). These trusts are treated as consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts, holds a seller's interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on Citi's Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in Citi's Consolidated Balance Sheet.

        The company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company's securitized credit card receivables as of September 30, 2013 and December 31, 2012:

	Citicorp		Citi Holdings
In billions of dollars	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$28.7	$22.9	$—	$0.1
Retained by Citigroup as trust-issued securities	7.1	11.9	1.3	1.4
Retained by Citigroup via non-certificated interests(1)	13.9	44.6	—	0.2

Total ownership interests in principal amount of trust credit card receivables	$49.7	$79.4	$1.3	$1.7

(1)
As part of its liquidity and funding strategy, during the first quarter of 2013, the Company elected to remove approximately $27 billion of randomly selected credit card receivables from the Master Trust ($12 billion) and Omni Trust ($15 billion) that represented a portion of the excess seller's interest in each trust. Subsequently, during the third quarter of 2013, Citi elected to add approximately $5.9 billion of credit card receivables to the Master Trust from the U.S. Citi-branded cards business' portfolio of eligible unsecuritized credit card receivables. These credit card receivables continue to be included in Consumer loans on the Consolidated Balance Sheet as of September 30, 2013.

Credit Card Securitizations—Citicorp

        The following tables summarize selected cash flow information related to Citicorp's credit card securitizations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
In billions of dollars	2013	2012
Proceeds from new securitizations	$5.4	$0.5
Pay down of maturing notes	—	(3.0)

	Nine months ended September 30,
In billions of dollars	2013	2012
Proceeds from new securitizations	$9.9	$0.5
Pay down of maturing notes	(10.1)	(14.4)

Credit Card Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holding's credit card securitizations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
In billions of dollars	2013	2012
Proceeds from new securitizations	$0.2	$0.3
Pay down of maturing notes	—	—

	Nine months ended September 30,
In billions of dollars	2013	2012
Proceeds from new securitizations	$0.2	$0.3
Pay down of maturing notes	(0.1)	(0.1)

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

        Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.3 years as of September 30, 2013 and 3.8 years as of December 31, 2012.

Master Trust Liabilities (at par value)

In billions of dollars	Sept. 30, 2013	Dec. 31, 2012
Term notes issued to third parties	$24.4	$18.6
Term notes retained by Citigroup affiliates	5.2	4.8

Total Master Trust liabilities	$29.6	$23.4

        The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.0 years as of September 30, 2013 and 1.7 years as of December 31, 2012.

Omni Trust Liabilities (at par value)

In billions of dollars	Sept. 30, 2013	Dec. 31, 2012
Term notes issued to third parties	$4.4	$4.4
Term notes retained by Citigroup affiliates	1.9	7.1

Total Omni Trust liabilities	$6.3	$11.5

Mortgage Securitizations

        The Company provides a wide range of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of SPEs. These SPEs are funded through the issuance of trust certificates backed solely by the transferred assets. These certificates have the same life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company's credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company's Consumer business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts and also provides servicing for a limited number of Securities and Banking securitizations. Securities and Banking and Citi Holdings do not retain servicing for their mortgage securitizations.

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

Mortgage Securitizations—Citicorp

        The following tables summarize selected cash flow information related to Citicorp mortgage securitizations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$15.4	$2.0	$13.8	$1.5
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	—	—	—

	Nine months ended September 30,
	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$54.2	$5.0	$40.7	$2.0
Contractual servicing fees received	0.3	—	0.4	—
Cash flows received on retained interests and other net cash flows	—	—	0.1	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $3.3 million and $147.4 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, gains (losses) recognized on the securitization of non-agency sponsored mortgages were $12.9 million and $44.5 million, respectively.

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $2.5 million and $8.4 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2012, gains (losses) recognized on the securitization of non-agency sponsored mortgages were $21.9 million and $20.4 million, respectively.

        Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 12.2%	3.9%	0.1% to 9.8%
Weighted average discount rate	10.0%	3.9%	6.1%
Constant prepayment rate	2.4% to 19.0%	5.4%	0.1% to 11.2%
Weighted average constant prepayment rate	4.5%	5.4%	6.8%
Anticipated net credit losses(2)	NM	47.8%	0.1% to 49.0%
Weighted average anticipated net credit losses	NM	47.8%	29.6%
Weighted average life	5.3 to 8.4 years	7.0 years	10.0 to 10.2 years

	Three months September 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.2% to 12.9%	—	4.6% to 17.2%
Weighted average discount rate	12.0%	—	9.0%
Constant prepayment rate	9.4% to 36.4%	—	3.8% to 8.4%
Weighted average constant prepayment rate	10.8%	—	6.6%
Anticipated net credit losses(2)	NM	—	35.0% to 60.0%
Weighted average anticipated net credit losses	NM	—	44.0%
Weighted average life	2.4 to 6.3 years	—	2.5 to 13.1 years

	Nine months ended September 30, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 12.4%	2.3% to 4.3%	0.1% to 19.2%
Weighted average discount rate	10.0%	3.4%	7.6%
Constant prepayment rate	2.4% to 21.4%	5.4% to 10.0%	0.1% to 11.2%
Weighted average constant prepayment rate	5.3%	7.2%	6.9%
Anticipated net credit losses(2)	NM	47.2% to 53.0%	0.1% to 89.0%
Weighted average anticipated net credit losses	NM	49.3%	49.3%
Weighted average life	0.1 to 11.8 years	2.9 to 9.7 years	2.5 to 16.5 years

	Nine months ended September 30, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.2% to 14.4%	13.4%	4.6% to 19.3%
Weighted average discount rate	11.4%	13.4%	13.2%
Constant prepayment rate	7.3% to 36.4%	8.1%	2.2% to 8.4%
Weighted average constant prepayment rate	10.2%	8.1%	4.7%
Anticipated net credit losses(2)	NM	50.5%	35.0% to 62.9%
Weighted average anticipated net credit losses	NM	50.5%	54.3%
Weighted average life	1.8 to 11.8 years	9.0 years	2.5 to 13.1 years

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

        At September 30, 2013 and December 31, 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	September 30, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 21.4%	0.5% to 17.3%	0.1% to 20.0%
Weighted average discount rate	6.4%	7.2%	11.4%
Constant prepayment rate	6.0% to 23.7%	1.6% to 100.0%	0.1% to 31.2%
Weighted average constant prepayment rate	12.5%	5.4%	7.1%
Anticipated net credit losses(2)	NM	0.1% to 81.2%	23.9% to 83.5%
Weighted average anticipated net credit losses	NM	60.0%	50.7%
Weighted average life	3.2 to 27.1 years	0.3 to 13.0 years	0.0 to 23.0 years

	December 31, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.6% to 17.2%	1.2% to 24.0%	1.1% to 29.2%
Weighted average discount rate	6.1%	9.0%	13.8%
Constant prepayment rate	9.0% to 57.8%	1.9% to 24.9%	0.5% to 29.4%
Weighted average constant prepayment rate	27.7%	12.3%	10.0%
Anticipated net credit losses(2)	NM	0.1% to 80.2%	33.4% to 90.0%
Weighted average anticipated net credit losses	NM	47.0%	54.1%
Weighted average life	0.3 to 18.3 years	0.4 to 11.2 years	0.0 to 25.7 years

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

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars at September 30, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,650	$187	$408

Discount rates
Adverse change of 10%	$(72)	$(4)	$(25)
Adverse change of 20%	(140)	(8)	(47)
Constant prepayment rate
Adverse change of 10%	(99)	(1)	(5)
Adverse change of 20%	(192)	(3)	(11)
Anticipated net credit losses
Adverse change of 10%	NM	(1)	(6)
Adverse change of 20%	NM	(3)	(13)

		Non-agency-sponsored mortgages(1)
In millions of dollars at December 31, 2012	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,987	$88	$466

Discount rates
Adverse change of 10%	$(46)	$(2)	$(31)
Adverse change of 20%	(90)	(4)	(59)
Constant prepayment rate
Adverse change of 10%	(110)	(1)	(11)
Adverse change of 20%	(211)	(3)	(22)
Anticipated net credit losses
Adverse change of 10%	NM	(1)	(13)
Adverse change of 20%	NM	(3)	(24)

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Securitizations—Citi Holdings

        The following tables summarize selected cash flow information related to Citi Holdings mortgage securitizations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.1	$—	$0.1	$—
Contractual servicing fees received	0.1	—	0.1	—

	Nine months ended September 30,
	2013		2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.1	$—	$0.3	$—
Contractual servicing fees received	0.2	—	0.3	—

        Gains (losses) recognized on the securitization of U.S. agency-sponsored mortgages were $7.2 million and $14.1 million for the three and nine months ended September 30, 2013, respectively. Gains recognized on the securitization of U.S. agency-sponsored mortgages were $8.9 million and $39.7 million for the three and nine months ended September 30, 2012, respectively. The Company did not securitize non-agency-sponsored mortgages for the three and nine months ended September 30, 2013 and 2012.

        Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

        At September 30, 2013 and December 31, 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	September 30, 2013
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 53.8%	10.0% to 16.9%	8.8% to 15.3%
Weighted average discount rate	11.9%	16.8%	12.1%
Constant prepayment rate	7.7% to 28.7%	12.7% to 28.7%	7.0% to 7.2%
Weighted average constant prepayment rate	21.3%	16.1%	7.1%
Anticipated net credit losses	NM	0.2%	49.5% to 53.1%
Weighted average anticipated net credit losses	NM	0.2%	51.3%
Weighted average life	2.3 to 7.8 years	5.1 years	10.1 to 10.5 years

	December 31, 2012
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 52.7%	4.1% to 29.2%	3.4% to 12.4%
Weighted average discount rate	9.7%	4.2%	8.0%
Constant prepayment rate	8.2% to 37.4%	21.7% to 26.0%	12.7% to 18.7%
Weighted average constant prepayment rate	28.6%	21.7%	15.7%
Anticipated net credit losses	NM	0.5%	50.0% to 50.1%
Weighted average anticipated net credit losses	NM	0.5%	50.1%
Weighted average life	2.2 to 7.8 years	2.1 to 4.4 years	6.0 to 7.4 years

(1)
Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests' position in the capital structure of the securitization.

NM
Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages(1)
In millions of dollars at September 30, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$563	$46	$16

Discount rates
Adverse change of 10%	$(20)	$(3)	$(1)
Adverse change of 20%	(39)	(5)	(3)
Constant prepayment rate
Adverse change of 10%	(34)	(1)	(1)
Adverse change of 20%	(66)	(2)	(1)
Anticipated net credit losses
Adverse change of 10%	NM	(8)	(1)
Adverse change of 20%	NM	(16)	(1)

		Non-agency-sponsored mortgages(1)
In millions of dollars at December 31, 2012	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$618	$39	$16

Discount rates
Adverse change of 10%	$(22)	$—	$(1)
Adverse change of 20%	(42)	(1)	(2)
Constant prepayment rate
Adverse change of 10%	(57)	(3)	—
Adverse change of 20%	(109)	(7)	(1)
Anticipated net credit losses
Adverse change of 10%	NM	(9)	(2)
Adverse change of 20%	NM	(19)	(4)

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

        The fair value of capitalized mortgage servicing rights (MSRs) was $2.6 billion and $1.9 billion at September 30, 2013 and 2012, respectively. The MSRs correspond to principal loan balances of $295 billion and $347 billion as of September 30, 2013 and 2012, respectively. The following tables summarize the changes in capitalized MSRs for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
In millions of dollars	2013	2012
Balance, as of June 30	$2,524	$2,117
Originations	167	101
Changes in fair value of MSRs due to changes in inputs and assumptions	11	(118)
Other changes(1)	(121)	(180)
Sale of MSRs	(1)	—

Balance, as of September 30	$2,580	$1,920

	Nine months ended September 30,
In millions of dollars	2013	2012
Balance, beginning of year	$1,942	$2,569
Originations	543	324
Changes in fair value of MSRs due to changes in inputs and assumptions	481	(289)
Other changes(1)	(384)	(684)
Sale of MSRs	(2)	—

Balance, as of September 30	$2,580	$1,920

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

        The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2013	2012	2013	2012
Servicing fees	$196	$236	$611	$757
Late fees	12	16	31	49
Ancillary fees	27	37	79	90

Total MSR fees	$235	$289	$721	$896

        These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations

        The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the three and nine months ended September 30, 2013, Citi transferred non-agency (private-label) securities with an original par value of approximately $284 million and $680 million, respectively, to re-securitization entities, compared to $541 million and $1.3 billion for the three and nine months ended September 30, 2012. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.

        As of September 30, 2013, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $376 million ($70 million of which related to re-securitization transactions executed in 2013), and are recorded in Trading account assets. Of this amount, approximately $19 million was related to senior beneficial interests, and approximately $357 million was related to subordinated beneficial interests. As of December 31, 2012, the fair value of Citi retained interests in private label re-securitization transactions structured by Citi totaled approximately $380 million ($128 million of which related to re-securitization transactions executed in 2012). Of this amount, approximately $11 million was related to senior beneficial interests, and approximately $369 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of September 30, 2013 and December 31, 2012 was approximately $6.0 billion and $7.1 billion, respectively.

        The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2013, Citi transferred agency securities with a fair value of approximately $5.3 billion and $20.1 billion, respectively, to re-securitization entities, compared to approximately $7.5 billion and $22.1 billion for the three and nine months ended September 30, 2012. As of September 30, 2013, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.5 billion ($1.1 billion of which related to re-securitization transactions executed in 2013) compared to $1.7 billion as of December 31, 2012 ($1.1 billion of which related to re-securitization transactions executed in 2012), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2013 and December 31, 2012 was approximately $77.7 billion and $71.2 billion, respectively.

        As of September 30, 2013 and December 31, 2012, the Company did not consolidate any private-label or agency re-securitization entities.

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

        The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company's internal risk ratings. At the respective periods ended September 30, 2013 and December 31, 2012, the conduits had approximately $28 billion and $30 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $16 billion and $14 billion, respectively.

        Substantially all of the funding of the conduits is in the form of short-term commercial paper, with a weighted average life generally ranging from 30 to 55 days. At the respective periods ended September 30, 2013 and December 31, 2012, the weighted average lives of the commercial paper issued by the conduits were approximately 47 and 38 days, respectively.

        The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. One conduit holds only loans that are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8-10% of the conduit's assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.9 billion and $2.1 billion as of September 30, 2013 and December 31, 2012, respectively. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.

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

        Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. As of September 30, 2013 and December 31, 2012, the Company owned $10.5 billion and $11.7 billion, respectively, of the commercial paper issued by its administered conduits.

        The asset-backed commercial paper conduits are consolidated by the Company. The Company determined that through its roles as administrator and liquidity provider it had the power to direct the activities that most significantly impacted the entities' economic performance. These powers included its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, its ability to sell or repurchase assets out of the conduits, and its liability management. In addition, as a result of all the Company's involvement described above, it was concluded that the Company had an economic interest that could potentially be significant. However, the assets and liabilities of the conduits are separate and apart from those of Citigroup. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.

        During the second quarter of 2013, Citi consolidated the government guaranteed loan conduit it administers that was previously not consolidated due to changes in the primary risks and design of the conduit which were identified as a reconsideration event. Citi, as the administrator and liquidity provider, previously determined it had an economic interest that could potentially be significant. Upon the reconsideration event, it was determined that Citi now had the power to direct the activities that most significantly impacted the conduit's economic performance. The impact of the consolidation resulted in an increase of assets and liabilities of approximately $7 billion, each, and a net pretax gain to the Consolidated Statement of Income of approximately $40 million.

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

Key Assumptions and Retained Interests—Citi Holdings

        At September 30, 2013 and December 31, 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below:

September 30, 2013
	CDOs	CLOs
Discount rate	44.3% to 48.7%	1.6% to 1.7%

December 31, 2012
	CDOs	CLOs
Discount rate	46.9% to 51.6%	1.9% to 2.1%

	September 30, 2013
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$17	$1,373

Discount rates
Adverse change of 10%	$(1)	$(9)
Adverse change of 20%	(2)	(18)

	December 31, 2012
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$16	$428

Discount rates
Adverse change of 10%	$(2)	$(2)
Adverse change of 20%	(3)	(4)

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

Asset-Based Financing—Citicorp

        The primary types of Citicorp's asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2013 and December 31, 2012 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2013
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$14.2	$2.9
Corporate loans	2.2	1.8
Hedge funds and equities	—	—
Airplanes, ships and other assets	23.6	13.0

Total	$40.0	$17.7

	December 31, 2012
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$16.1	$3.1
Corporate loans	2.0	1.6
Hedge funds and equities	0.6	0.4
Airplanes, ships and other assets	21.5	12.0

Total	$40.2	$17.1

        The following tables summarize selected cash flow information related to asset-based financings for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$—	—

	Nine months ended September 30,
In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$0.6	—

        The effect of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests at September 30, 2013 and December 31, 2012 are set forth below:

September 30, 2013
In millions of dollars	Asset-based Financing
Carrying value of retained interests	$1,326

Value of underlying portfolio
Adverse change of 10%	$(12)
Adverse change of 20%	(24)

December 31, 2012
In millions of dollars	Asset-based Financing
Carrying value of retained interests	$1,726

Value of underlying portfolio
Adverse change of 10%	$(22)
Adverse change of 20%	(44)

Asset-Based Financing—Citi Holdings

        The primary types of Citi Holdings' asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company's maximum exposure to loss at September 30, 2013 and December 31, 2012 are shown below. For the Company to realize that maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2013
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$0.8	$0.3
Corporate loans	0.1	0.1
Airplanes, ships and other assets	2.7	0.5

Total	$3.6	$0.9

	December 31, 2012
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$0.9	$0.3
Corporate loans	0.4	0.3
Airplanes, ships and other assets	2.9	0.6

Total	$4.2	$1.2

        The following tables summarize selected cash flow information related to asset-based financings for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$—	$0.4

	Nine months ended September 30,
In billions of dollars	2013	2012
Cash flows received on retained interests and other net cash flows	$0.2	$1.7

        The effects of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests at September 30, 2013 and December 31, 2012 are set forth below:

September 30, 2013
In millions of dollars	Asset-based Financing
Carrying value of retained interests	$95

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

December 31, 2012
In millions of dollars	Asset-based Financing
Carrying value of retained interests	$339

Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

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

        The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company's inventory of Floaters fluctuates over time. As of September 30, 2013 and December 31, 2012, the Company held $213 million and $203 million, respectively, of Floaters related to both customer and non-customer TOB trusts.

        For certain non-customer trusts, the Company also provides credit enhancement. As of September 30, 2013 and December 31, 2012, approximately $229 million and $184 million respectively, of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.

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

        As of September 30, 2013 and December 31, 2012, liquidity agreements provided with respect to customer TOB trusts totaled $4.2 billion and $4.9 billion, respectively, of which $3.0 billion and $3.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.3 billion and $6.4 billion as of September 30, 2013 and December 31, 2012, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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

20.   DERIVATIVES ACTIVITIES

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

        Derivative transactions are customarily documented under industry standard master agreements and credit support annexes, which provide that following an uncured payment default or other event of default the non-defaulting party may promptly terminate all transactions between the parties and determine a net amount due to be paid to, or by, the defaulting party. Events of default generally include: (i) failure to make a payment on a derivatives transaction (which remains uncured following applicable notice and grace periods), (ii) breach of a covenant (which remains uncured after applicable notice and grace periods), (iii) breach of a representation, (iv) cross default, either to third-party debt or to another derivatives transaction entered into among the parties, or, in some cases, their affiliates, (v) the occurrence of a merger or consolidation which results in a party becoming a materially weaker credit, and (vi) the cessation or repudiation of any applicable guarantee or other credit support document. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery (which remains uncured following applicable notice and grace periods).

        The enforceability of offsetting rights incorporated in the master netting agreements for derivative transactions is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing which provides the requisite level of certainty regarding the enforceability of these agreements and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed, or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.

        A legal opinion may not have been sought or obtained for certain jurisdictions where local law is silent or sufficiently ambiguous to determine the enforceability of offsetting rights or where adverse case law or conflicting regulation may cast doubt on the enforceability of such rights. In some jurisdictions and for some counterparty types, the insolvency law for a particular counterparty type may be nonexistent or unclear as overlapping regimes may exist. For example, this may be the case for certain sovereigns, municipalities, central banks and U.S. pension plans.

        Exposure to credit risk on derivatives is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers engaged in derivatives transactions. Citi considers the level of legal certainty regarding enforceability of its offsetting rights under master netting agreements and credit support annexes to be an important factor in its risk management process. For example, because derivatives executed under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability consume much greater amounts of single counterparty credit limits than those executed under enforceable master netting agreements, Citi generally transacts much lower volumes of derivatives under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability.

        Cash collateral and security collateral in the form of G10 government debt securities is generally posted to secure the net open exposure of derivative transactions, at a counterparty level, whereby the receiving party is free to comingle/rehypothecate such collateral in the ordinary course of its business. Nonstandard collateral such as corporate bonds, municipal bonds, U.S. agency securities and/or MBS may also be pledged as collateral for derivative transactions. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to a tri-party Account Control Agreement.

        Information pertaining to the volume of derivative activity is provided in the tables below. The notional amounts, for both long and short derivative positions, of Citigroup's derivative instruments as of September 30, 2013 and December 31, 2012 are presented in the table below.

Derivative Notionals

			Other derivative instruments
	Hedging instruments under ASC 815 (SFAS 133)(1)(2)
			Trading derivatives		Management hedges(3)
In millions of dollars	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Interest rate contracts
Swaps	$132,113	$114,296	$34,847,281	$30,050,856	$122,869	$99,434
Futures and forwards	—	—	5,674,686	4,823,370	51,745	45,856
Written options	—	—	4,191,921	3,752,905	7,081	22,992
Purchased options	—	—	4,065,376	3,542,048	3,975	7,890

Total interest rate contract notionals	$132,113	$114,296	$48,779,264	$42,169,179	$185,670	$176,172

Foreign exchange contracts
Swaps	$23,002	$22,207	$1,495,744	$1,393,368	$17,037	$16,900
Futures and forwards	74,713	70,484	3,495,612	3,484,193	19,990	33,768
Written options	201	96	1,169,856	781,698	—	989
Purchased options	587	456	1,153,172	778,438	92	2,106

Total foreign exchange contract notionals	$98,503	$93,243	$7,314,384	$6,437,697	$37,119	$53,763

Equity contracts
Swaps	$—	$—	$97,257	$96,039	$—	$—
Futures and forwards	—	—	22,144	16,171	—	—
Written options	—	—	387,255	320,243	—	—
Purchased options	—	—	355,549	281,236	—	—

Total equity contract notionals	$—	$—	$862,205	$713,689	$—	$—

Commodity and other contracts
Swaps	$—	$—	$26,606	$27,323	$—	$—
Futures and forwards	—	—	95,651	75,897	—	—
Written options	—	—	116,027	86,418	—	—
Purchased options	—	—	116,751	89,284	—	—

Total commodity and other contract notionals	$—	$—	$355,035	$278,922	$—	$—

Credit derivatives(4)
Protection sold	$—	$—	$1,359,642	$1,346,494	$—	$—
Protection purchased	95	354	1,413,556	1,412,194	17,250	21,741

Total credit derivatives	$95	$354	$2,773,198	$2,758,688	$17,250	$21,741

Total derivative notionals	$230,711	$207,893	$60,084,086	$52,358,175	$240,039	$251,676

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $5,924 million and $4,888 million at September 30, 2013 and December 31, 2012, respectively.

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

        The following tables present the gross and net fair values of the Company's derivative transactions, and the related offsetting amount permitted under ASC 210-20-45 and 815-10-45, as of September 30, 2013 and December 31, 2012. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to an enforceable credit support annex are included in the offsetting amount. GAAP does not permit offsetting for security collateral posted. The table also includes amounts that are not permitted to be offset under ASC 210-20-45 and 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

	Derivatives classified in Trading accounts assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
In millions of dollars at September 30, 2013	Assets	Liabilities	Assets	Liabilities
Derivatives instruments designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$1,177	$867	$3,234	$1,013
Cleared	3,268	268	9	—
Exchange traded	—	—	—	—

Interest rate contracts	$4,445	$1,135	$3,243	$1,013

Over-the-counter	$1,412	$1,069	$1,139	$509
Cleared	—	—	—	—
Exchange traded	—	—	—	—

Foreign exchange contracts	$1,412	$1,069	$1,139	$509

Over-the-counter	$—	$—	$—	$2
Cleared	—	—	—	—
Exchange traded	—	—	—	—

Credit Derivatives	$—	$—	$—	$2

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$5,857	$2,204	$4,382	$1,524

Derivatives instruments not designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$343,188	$327,066	$123	$11
Cleared	322,065	327,777	47	147
Exchange traded	53	129	—	—

Interest rate contracts	$665,306	$654,972	$170	$158

Over-the-counter	$85,253	$85,930	$103	$20
Cleared	3	1	—	—
Exchange traded	43	42	—	—

Foreign exchange contracts	$85,299	$85,973	$103	$20

Over-the-counter	$19,245	$28,460	$—	$—
Cleared	—	—	—	—
Exchange traded	5,953	5,771	—	—

Equity contracts	$25,198	$34,231	$—	$—

Over-the-counter	$8,331	$9,838	$—	$—
Cleared	—	—	—	—
Exchange traded	1,708	1,148	—	—

Commodity and other contracts	$10,039	$10,986	$—	$—

Over-the-counter	$43,272	$42,707	$118	$447
Cleared	1,770	2,012	—	—
Exchange traded	—	—	—	—

Credit derivatives(4)	$45,042	$44,719	$118	$447

Total derivatives instruments not designated as ASC 815 (SFAS 133) hedges	$830,884	$830,881	$391	$625

Total derivatives	$836,741	$833,085	$4,773	$2,149

Cash collateral paid/received(5)(6)	$5,349	$8,985	$327	$276
Less: Netting agreements(7)	(755,725)	(755,725)	—	—
Less: Netting cash collateral received/paid(8)	(34,616)	(36,202)	(3,384)	—

Net receivables/payables(9)	$51,749	$50,143	$1,716	$2,425

Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet

Less: Does not meet applicable offsetting guidance	$—	$—	$—	$—
Less: Cash collateral received/paid	(391)	(16)	—	—
Less: Non-cash collateral received/paid	(6,268)	(4,036)	(127)	—

Total Net receivables/payables(9)	$45,090	$46,091	$1,589	$2,425

(1)
The trading derivatives fair values are presented in Note 11 to the Consolidated Financial Statements.

(2)
Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
Over-the-counter (OTC) derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.

(4)
The credit derivatives trading assets are composed of $21,197 million related to protection purchased and $23,845 million related to protection sold as of September 30, 2013. The credit derivatives trading liabilities are composed of $25,203 million related to protection purchased and $19,516 million related to protection sold as of September 30, 2013.

(5)
For the trading assets/liabilities, this is the net amount of the $41,551 million and $43,601 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $36,202 million was used to offset derivative liabilities and, of the gross cash collateral received, $34,616 million was used to offset derivative assets.

(6)
For the other assets/liabilities, this is the net amount of the $327 million and $3,660 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $3,384 million was used to offset derivative assets.

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements. Approximately $426 billion, $327 billion and $3 billion of the netting against trading account asset/liability balances is attributable to OTC, Cleared and Exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received is netted against OTC derivative assets. Cash collateral paid of approximately $34 billion and $2 billion is netted against OTC and Cleared derivative liabilities, respectively.

(9)
The net receivables/payables include approximately $14 billion and $19 billion of derivative asset and liability fair values, respectively, not subject to enforceable master netting agreements.

	Derivatives classified in Trading accounts assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
In millions of dollars at December 31, 2012	Assets	Liabilities	Assets	Liabilities
Derivatives instruments designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$5,110	$1,702	$4,574	$1,175
Cleared	2,685	561	—	3
Exchange traded	—	—	—	—

Interest Rate contracts	$7,795	$2,263	$4,574	$1,178

Over-the-counter	$341	$1,350	$978	$525
Cleared	—	—	—	—
Exchange traded	—	—	—	—

Foreign exchange contracts	$341	$1,350	$978	$525

Over-the-counter	$—	$—	$—	$16
Cleared	—	—	—	—
Exchange traded	—	—	—	—

Credit derivatives	$—	$—	$—	$16

Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$8,136	$3,613	$5,552	$1,719

Derivatives instruments not designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$485,100	$473,446	$438	$4
Cleared	406,384	416,127	11	25
Exchange traded	68	56	—	—

Interest Rate contracts	$891,552	$889,629	$449	$29

Over-the-counter	$75,933	$80,695	$200	$112
Cleared	4	4	—	—
Exchange traded	—	—	—	—

Foreign exchange contracts	$75,937	$80,699	$200	$112

Over-the-counter	$14,273	$28,138	$—	$—
Cleared	53	91	—	—
Exchange traded	3,883	3,610	—	—

Equity contracts	$18,209	$31,839	$—	$—

Over-the-counter	$8,889	$10,154	$—	$—
Cleared	—	—	—	—
Exchange traded	1,968	1,977	—	—

Commodity and other Contracts	$10,857	$12,131	$—	$—

Over-the-counter	$52,809	$51,175	$102	$392
Cleared	1,215	1,079	—	—
Exchange traded	—	—	—	—

Credit derivatives(4)	$54,024	$52,254	$102	$392

Total Derivatives instruments not designated as ASC 815 (SFAS 133) hedges	$1,050,579	$1,066,552	$751	$533

Total derivatives	$1,058,715	$1,070,165	$6,303	$2,252

Cash collateral paid/received(5)(6)	$5,597	$7,923	$214	$658
Less: Netting agreements(7)	(970,782)	(970,782)	—	—
Less: Netting cash collateral received/paid(8)	(38,910)	(55,555)	(4,660)	—

Net receivables/payables(9)	$54,620	$51,751	$1,857	$2,910

Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Does not meet applicable offsetting guidance	$—	$—	$—	$—
Less: Cash collateral received/paid	(1,021)	(10)	—	—
Less: Non-cash collateral received/paid	(7,143)	(5,641)	(388)	—

Total Net receivables/payables(9)	$46,456	$46,100	$1,469	$2,910

(1)
The trading derivatives fair values are presented in Note 11 to the Consolidated Financial Statements.

(2)
Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
Over-the-counter (OTC) derivatives include derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.

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

(9)
The net receivables/payables include approximately $17 billion and $18 billion of derivative asset and liability fair values, respectively, not subject to enforceable master netting agreements.

        The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.

        The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and nine months ended September 30, 2013 and 2012 related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2013	2012	2013	2012
Interest rate contracts	$5	$(122)	$(245)	$(292)
Foreign exchange	867	825	(35)	59
Credit derivatives	(196)	(398)	(367)	(724)

Total Citigroup	$676	$305	$(647)	$(957)

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

        For asset/liability management hedging, the fixed-rate long-term debt would be recorded at amortized cost under current GAAP. However, by electing to use ASC 815 (SFAS 133) fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap is also recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, a management hedge, which does not meet the ASC 815 hedging criteria, would involve recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap's value and may change the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company is to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt's fair value change. To the extent the two offsets are not exactly equal, the difference is reflected in current earnings.

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

        The following table summarizes the gains (losses) on the Company's fair value hedges for the three and nine months ended September 30, 2013 and 2012:

	Gains (losses) on fair value hedges(1)
	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2013	2012	2013	2012
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(97)	$297	$(2,588)	$750
Foreign exchange contracts	343	196	90	600

Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$246	$493	$(2,498)	$1,350

Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$51	$(418)	$2,519	$(953)
Foreign exchange hedges	(296)	(172)	6	(542)

Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(245)	$(590)	$2,525	$(1,495)

Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(46)	$(121)	$(69)	$(203)
Foreign exchange hedges	2	(11)	(4)	—

Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(44)	$(132)	$(73)	$(203)

Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	45	35	100	58

Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$45	$35	$100	$58

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

        The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three- and nine-month periods ended September 30, 2013 and 2012 is not significant.

        The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2013	2012	2013	2012
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$230	$(60)	$748	$(327)
Foreign exchange contracts	34	112	37	52
Credit derivatives	1	—	14	—

Total effective portion of cash flow hedges included in AOCI	$265	$52	$799	$(275)

Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(211)	$(186)	$(596)	$(647)
Foreign exchange contracts	(38)	(56)	(124)	(140)

Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(249)	$(242)	$(720)	$(787)

(1)
Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.

        For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of September 30, 2013 is approximately $0.7 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.

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

        The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(534) million and $1,527 million for the three-and nine-month periods ended September 30, 2013, respectively and $(1,580) million and $(2,636) million for the three-and nine-month periods ended September 30, 2012, respectively.

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

        A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer, and receives a return that will be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it, but will lose the amount paid to the issuer of the credit-linked note. Thus the maximum amount of the exposure is the carrying amount of the credit-linked note. As of September 30, 2013 and December 31, 2012, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

        The following tables summarize the key characteristics of the Company's credit derivative portfolio as protection seller as of September 30, 2013 and December 31, 2012:

In millions of dollars as of September 30, 2013	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$886,450	$11,294
Broker-dealer	262,902	5,635
Non-financial	3,440	82
Insurance and other financial institutions	206,850	2,505

Total by industry/counterparty	$1,359,642	$19,516

By instrument
Credit default swaps and options	$1,358,327	$19,484
Total return swaps and other	1,315	32

Total by instrument	$1,359,642	$19,516

By rating
Investment grade	$629,884	$4,929
Non-investment grade	196,785	9,752
Not rated	532,973	4,835

Total by rating	$1,359,642	$19,516

By maturity
Within 1 year	$258,714	$997
From 1 to 5 years	1,002,689	12,860
After 5 years	98,239	5,659

Total by maturity	$1,359,642	$19,516

(1)
In addition, fair value amounts payable under credit derivatives purchased were $25,652 million.

(2)
In addition, fair value amounts receivable under credit derivatives sold were $23,845 million.

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

Credit-Risk-Related Contingent Features in Derivatives

        Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2013 and December 31, 2012 is $28 billion and $36 billion, respectively. The Company has posted $25 billion and $32 billion as collateral for this exposure in the normal course of business as of September 30, 2013 and December 31, 2012, respectively.

        Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of September 30, 2013, the Company would be required to post an additional $3.3 billion, as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $3.4 billion.

21.   FAIR VALUE MEASUREMENT

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

        Where the Company's principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in certain securitization markets since the second half of 2007, observable securitization prices for certain directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified as Level 3 of the fair value hierarchy. However, for other loan securitization markets, such as commercial real estate loans, price verification of the hypothetical securitizations has been possible, since these markets have remained active. Accordingly, this loan portfolio is classified as Level 2 of the fair value hierarchy.

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

        For most of the lending and structured direct subprime exposures, fair value is determined utilizing observable transactions where available, other market data for similar assets in markets that are not active and other internal valuation techniques.

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

        The valuation techniques used for Alt-A mortgage securities, as with other mortgage exposures, are price-based and yield analysis. The primary market-derived input is yield. Cash flows are based on current collateral performance with prepayment rates and loss projections reflective of current economic conditions of housing price change, unemployment rates, interest rates, borrower attributes and other market indicators.

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

 Items Measured at Fair Value on a Recurring Basis

        The following tables present for each of the fair value hierarchy levels the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012. The Company's hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels

In millions of dollars at September 30, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$228,301	$3,767	$232,068	$(57,053)	$175,015
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$25,593	$1,240	$26,833	$—	$26,833
Residential	—	1,291	2,695	3,986	—	3,986
Commercial	—	1,735	379	2,114	—	2,114

Total trading mortgage-backed securities	$—	$28,619	$4,314	$32,933	$—	$32,933

U.S. Treasury and federal agency securities	$16,267	$4,718	$54	$21,039	$—	$21,039
State and municipal	—	3,365	255	3,620	—	3,620
Foreign government	53,506	25,870	242	79,618	—	79,618
Corporate	—	29,623	1,401	31,024	—	31,024
Equity securities	50,389	2,652	557	53,598	—	53,598
Asset-backed securities	—	1,405	4,068	5,473	—	5,473
Other debt securities	—	9,843	2,825	12,668	—	12,668

Total trading securities	$120,162	$106,095	$13,716	$239,973	$—	$239,973

Trading account derivatives
Interest rate contracts	39	665,957	3,755	669,751
Foreign exchange contracts	31	85,317	1,363	86,711
Equity contracts	5,940	18,247	1,011	25,198
Commodity contracts	750	8,588	701	10,039
Credit derivatives	—	41,907	3,135	45,042

Total trading account derivatives	$6,760	$820,016	$9,965	$836,741
Gross cash collateral paid(3)				$5,349
Netting agreements					$(755,725)
Netting of cash collateral received					(34,616)

Total trading account derivatives	$6,760	$820,016	$9,965	$842,090	$(790,341)	$51,749

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$43,468	$124	$43,592	$—	$43,592
Residential	—	10,476	—	10,476	—	10,476
Commercial	—	414	4	418	—	418

Total investment mortgage-backed securities	$—	$54,358	$128	$54,486	$—	$54,486

U.S. Treasury and federal agency securities	$62,455	$20,141	$9	$82,605	$—	$82,605

See footnotes on the next page.

In millions of dollars at September 30, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
State and municipal	$—	$17,271	$726	$17,997	$—	$17,997
Foreign government	36,965	55,991	326	92,282	—	92,282
Corporate	5	11,063	472	11,540	—	11,540
Equity securities	2,934	594	799	4,327	—	4,327
Asset-backed securities	—	14,431	1,843	16,274	—	16,274
Other debt securities	—	366	—	366	—	366
Non-marketable equity securities	—	333	5,102	5,435	—	5,435

Total investments	$101,359	$174,548	$9,405	$285,312	$—	$285,312

Loans(4)	$—	$865	$4,333	$5,198	$—	$5,198
Mortgage servicing rights	—	—	2,580	2,580	—	2,580

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$11,472	$270	$11,742
Cash collateral paid				$326
Netting of cash collateral received					$(3,384)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$11,472	$270	$12,068	$(3,384)	$8,684

Total assets	$228,281	$1,341,297	$44,036	$1,619,289	$(850,778)	$768,511
Total as a percentage of gross assets(5)	14.2%	83.1%	2.7%	100.0%

Liabilities
Interest-bearing deposits	—	779	868	1,647	—	1,647
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	175,585	895	176,480	(57,053)	119,427
Trading account liabilities
Securities sold, not yet purchased	61,123	10,306	476	71,905		71,905
Trading account derivatives
Interest rate contracts	31	653,656	2,420	656,107
Foreign exchange contracts	4	86,077	962	87,043
Equity contracts	5,654	26,235	2,342	34,231
Commodity contracts	680	9,107	1,198	10,985
Credit derivatives	—	41,544	3,175	44,719

Total trading account derivatives	$6,369	$816,619	$10,097	$833,085
Cash collateral received(6)				8,985
Netting agreements					$(755,725)
Netting of cash collateral paid					(36,202)

Total trading account derivatives	$6,369	$816,619	$10,097	$842,070	$(791,927)	$50,143
Short-term borrowings	—	4,332	163	4,495	—	4,495
Long-term debt	—	20,451	6,173	26,624	—	26,624

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,132	$17	$2,149
Cash collateral received(7)				$276
Total nontrading derivatives and other financial liabilities measured on a recurring basis	—	2,132	17	2,425		2,425

Total liabilities	$67,492	$1,030,204	$18,689	$1,125,646	$(848,980)	$276,666
Total as a percentage of gross liabilities(5)	6.0%	92.3%	1.7%	100.0%

(1)
For the three and nine months ended September 30, 2013, the Company transferred assets of approximately $47 million and $1.0 billion, respectively, from Level 1 to Level 2. During the three and nine months ended September 30, 2013, the Company transferred assets of approximately $33 million and $49.1 billion, respectively, from Level 2 to Level 1. Almost all of the transfers during the nine months ended September 2013 were related to U.S. Treasury securities held across the Company's major investment portfolios where Citi obtained additional information from its external pricing sources to meet the criteria for Level 1 classification. During the three and nine months ended September 30, 2013, the Company transferred liabilities of $2 million and $27 million, respectively, from Level 1 to Level 2, and $5 million and $60 million, respectively from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)
This is the net amount of the $41,551 million of gross cash collateral paid, of which $36,202 million was used to offset derivative liabilities.

(4)
There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

(6)
This is the net amount of the $43,601 million of gross cash collateral received, of which $34,616 million was used to offset derivative assets.

(7)
This is the net amount of the $3,660 million of gross cash collateral received, of which $3,384 million was used to offset derivative assets.

Fair Value Levels
In millions of dollars at December 31, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$198,278	$5,043	$203,321	$(42,732)	$160,589
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	29,835	1,325	31,160	—	31,160
Residential	—	1,663	1,805	3,468	—	3,468
Commercial	—	1,322	1,119	2,441	—	2,441

Total trading mortgage-backed securities	$—	$32,820	$4,249	$37,069	$—	$37,069

U.S. Treasury and federal agency securities	$15,416	$4,940	$—	$20,356	$—	$20,356
State and municipal	—	3,611	195	3,806	—	3,806
Foreign government	57,831	31,097	311	89,239	—	89,239
Corporate	—	33,194	2,030	35,224	—	35,224
Equity securities	54,640	2,094	264	56,998	—	56,998
Asset-backed securities	—	899	4,453	5,352	—	5,352
Other debt securities	—	15,944	2,321	18,265	—	18,265

Total trading securities	$127,887	$124,599	$13,823	$266,309	$—	$266,309

Trading account derivatives
Interest rate contracts	$2	$897,635	$1,710	$899,347
Foreign exchange contracts	18	75,358	902	76,278
Equity contracts	2,359	14,109	1,741	18,209
Commodity contracts	410	9,752	695	10,857
Credit derivatives	—	49,858	4,166	54,024

Total trading account derivatives	$2,789	$1,046,712	$9,214	$1,058,715
Gross cash collateral paid(3)				5,597
Netting agreements					$(970,782)
Netting of cash collateral received					(38,910)

Total trading account derivatives	$2,789	$1,046,712	$9,214	$1,064,312	$(1,009,692)	$54,620

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$46	$45,841	$1,458	$47,345	$—	$47,345
Residential	—	7,472	205	7,677	—	7,677
Commercial	—	449	—	449	—	449

Total investment mortgage-backed securities	$46	$53,762	$1,663	$55,471	$—	$55,471

U.S. Treasury and federal agency securities	$13,204	$78,625	$12	$91,841	$—	$91,841

See footnotes on the next page.

In millions of dollars at December 31, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
State and municipal	$—	$17,483	$849	$18,332	$—	$18,332
Foreign government	36,048	57,616	383	94,047	—	94,047
Corporate	—	9,289	385	9,674	—	9,674
Equity securities	4,037	132	773	4,942	—	4,942
Asset-backed securities	—	11,910	2,220	14,130	—	14,130
Other debt securities	—	—	258	258	—	258
Non-marketable equity securities	—	404	5,364	5,768	—	5,768

Total investments	$53,335	$229,221	$11,907	$294,463	$—	$294,463

Loans(3)	$—	$356	$4,931	$5,287	$—	$5,287
Mortgage servicing rights	—	—	1,942	1,942	—	1,942

Nontrading derivatives and other financial assets measured on a recurring basis, gross	$—	$15,293	$2,452	$17,745
Cash collateral paid				214
Netting of cash collateral received					$(4,660)

Nontrading derivatives and other financial assets measured on a recurring basis	$—	$15,293	$2,452	$17,959	$(4,660)	$13,299

Total assets	$184,011	$1,614,459	$49,312	$1,853,593	$(1,057,084)	$796,509
Total as a percentage of gross assets(5)	9.9%	87.4%	2.7%	100.0%

Liabilities
Interest-bearing deposits	$—	$661	$786	$1,447	$—	$1,447
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	158,580	841	159,421	(42,732)	116,689
Trading account liabilities
Securities sold, not yet purchased	55,145	8,288	365	63,798		63,798
Trading account derivatives
Interest rate contracts	$1	$890,362	$1,529	$891,892
Foreign exchange contracts	10	81,137	902	82,049
Equity contracts	2,664	25,986	3,189	31,839
Commodity contracts	317	10,348	1,466	12,131
Credit derivatives	—	47,746	4,508	52,254

Total trading account derivatives	$2,992	$1,055,579	$11,594	$1,070,165
Cash collateral received(6)				7,923
Netting agreements					$(970,782)
Netting of cash collateral paid					(55,555)

Total trading account derivatives	$2,992	$1,055,579	$11,594	$1,078,088	$(1,026,337)	$51,751
Short-term borrowings	—	706	112	818	—	818
Long-term debt	—	23,038	6,726	29,764	—	29,764

Nontrading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,228	$24	$2,252
Cash collateral received(7)				$658
Nontrading derivatives and other financial liabilities measured on a recurring basis	$—	$2,228	$24	$2,910	$—	$2,910

Total liabilities	$58,137	$1,249,080	$20,448	$1,336,246	$(1,069,069)	$267,177
Total as a percentage of gross liabilities(5)	4.4%	94.1%	1.5%	100.0%

(1)
For both the three months and nine months ended September 30, 2012, the Company transferred assets of $0.3 billion and $1.3 billion, respectively, from Level 1 to Level 2, primarily related to foreign government bonds which were traded with less frequency. During the three months and nine months ended September 30, 2012, the Company transferred assets of $0.5 billion and $1.0 billion, respectively, from Level 2 to Level 1 related primarily to foreign government bonds, which were traded with sufficient frequency to constitute a liquid market. During the three months and nine months ended September 30, 2012, the Company transferred liabilities of $5 million and $24 million, respectively, from Level 1 to Level 2, and $99 million and $134 million, respectively, from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)
This is the net amount of the $61,152 million of gross cash collateral paid, of which $55,555 million was used to offset derivative liabilities.

(4)
There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Percentage is calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding collateral paid/received on derivatives.

(6)
This is the net amount of the $46,833 million of gross cash collateral received, of which $38,910 million was used to offset derivative assets.

(7)
This is the net amount of the $5,318 million of gross cash collateral received, of which $4,660 million was used to offset derivative liabilities.

Changes in Level 3 Fair Value Category

        The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2013 and 2012. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in
				Transfers
											Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,177	$70	$—	$29	$(534)	$25	$—	$—	$—	$3,767	$(5)
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,704	$43	$—	$295	$(453)	$160	$6	$(320)	$(195)	$1,240	$4
Residential	2,938	99	—	61	(132)	1,049	—	(1,320)	—	2,695	16
Commercial	326	24	—	109	(54)	58	—	(84)	—	379	(48)

Total trading mortgage-backed securities	$4,968	$166	$—	$465	$(639)	$1,267	$6	$(1,724)	$(195)	$4,314	$(28)

U.S. Treasury and federal agency securities	$—	$—	$—	$54	$—	$—	$—	$—	$—	$54	$2
State and municipal	241	9	—	2	—	11	—	(8)	—	255	4
Foreign government	240	(3)	—	7	—	83	—	(85)	—	242	1
Corporate	1,688	62	—	129	(240)	408	—	(642)	(4)	1,401	44
Equity securities	190	(38)	—	132	(25)	331	—	(33)	—	557	72
Asset-backed securities	4,259	99	—	14	(88)	748	—	(964)	—	4,068	100
Other debt securities	2,276	59	—	2	(84)	721	—	(98)	(51)	2,825	12

Total trading securities	$13,862	$354	$—	$805	$(1,076)	$3,569	$6	$(3,554)	$(250)	$13,716	$207

		Net realized/unrealized gains (losses) incl. in
				Transfers
											Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2013
Trading derivatives, net(4)
Interest rate contracts	1,083	232	—	(47)	(121)	65	—	(33)	156	1,335	530
Foreign exchange contracts	367	39	—	(1)	(9)	6	—	(1)	—	401	(15)
Equity contracts	(1,092)	(224)	—	(13)	(46)	60	—	(69)	53	(1,331)	(814)
Commodity contracts	(218)	(223)	—	(12)	32	—	—	—	(76)	(497)	(332)
Credit derivatives	(41)	(108)	—	24	(6)	7	—	—	84	(40)	(475)

Total trading derivatives, net(4)	$99	$(284)	$—	$(49)	$(150)	$138	$—	$(103)	$217	$(132)	$(1,106)

Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$420	$—	$(12)	$80	$(371)	$44	$—	$(37)	$—	$124	$9
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	3	—	—	1	—	—	—	—	—	4	—

Total investment mortgage-backed securities	$423	$—	$(12)	$81	$(371)	$44	$—	$(37)	$—	$128	$9

U.S. Treasury and federal agency securities	$9	$—	$—	$—	$—	$—	$—	$—	$—	$9	$—
State and municipal	684	—	6	5	—	54	—	(23)	—	726	2
Foreign government	367	—	3	63	(55)	105	—	(140)	(17)	326	(28)
Corporate	404	—	17	42	—	85	—	(75)	(1)	472	8
Equity securities	779	—	34	—	(1)	—	—	(13)	—	799	33
Asset-backed securities	1,758	—	14	—	—	180	—	(14)	(95)	1,843	29
Other debt securities	51	—	—	—	—	—	—	(51)	—	—	—
Non-marketable equity securities	5,363	—	111	—	—	68	—	—	(440)	5,102	100

Total investments	$9,838	$—	$173	$191	$(427)	$536	$—	$(353)	$(553)	$9,405	$153

		Net realized/unrealized gains (losses) incl. in
				Transfers
											Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2013
Loans	$4,321	$—	$(19)	$—	$—	$—	$631	$—	$(600)	$4,333	$(33)
Mortgage servicing rights	$2,524	$—	$(6)	$—	$—	$—	$166	$—	$(104)	$2,580	$(10)
Other financial assets measured on a recurring basis	$245	$—	$45	$—	$—	$—	$107	$(31)	$(96)	$270	$41

Liabilities
Interest-bearing deposits	$831	$—	$(19)	$—	$—	$—	$23	$—	$(5)	$868	$(8)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,007	14	—	15	—	—	—	—	(113)	895	6
Trading account liabilities
Securities sold, not yet purchased	450	40	—	30	(10)	—	—	182	(136)	476	—
Short-term borrowings	335	(1)	—	2	—	—	25	—	(200)	163	(42)
Long-term debt	6,811	(309)	44	375	(1,016)	—	54	—	(316)	6,173	(349)
Other financial liabilities measured on a recurring basis	95	—	(23)	—	—	—	10	—	(111)	17	(23)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2013.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2013	Unrealized gains (losses) still held(3)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$5,043	$(93)	$—	$627	$(1,852)	$42	$—	$—	$—	$3,767	$476
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,325	$119	$—	$1,032	$(1,158)	$1,129	$61	$(1,027)	$(241)	$1,240	47
Residential	1,805	457	—	378	(344)	2,947	—	(2,541)	(7)	2,695	107
Commercial	1,119	116	—	264	(238)	204	—	(1,069)	(17)	379	7

Total trading mortgage-backed securities	$4,249	$692	$—	$1,674	$(1,740)	$4,280	$61	$(4,637)	$(265)	$4,314	$161

U.S. Treasury and federal agency securities	$—	$—	$—	$54	$—	$—	$—	$—	$—	$54	$2
State and municipal	195	28	—	2	—	86	—	(56)	—	255	2
Foreign government	311	(5)	—	60	(61)	200	—	(263)	—	242	1
Corporate	2,030	32	—	267	(340)	1,787	—	(1,461)	(914)	1,401	(375)
Equity securities	264	(34)	—	180	(184)	471	—	(140)	—	557	347
Asset-backed securities	4,453	467	—	100	(143)	3,780	—	(4,372)	(217)	4,068	80
Other debt securities	2,321	165	—	510	(1,082)	2,254	—	(1,094)	(249)	2,825	6

Total trading securities	$13,823	$1,345	$—	$2,847	$(3,550)	$12,858	$61	$(12,023)	$(1,645)	$13,716	$224

Trading derivatives, net(4)
Interest rate contracts	181	544	—	702	(13)	208	—	(115)	(172)	1,335	$1,430
Foreign exchange contracts	—	350	—	29	(6)	21	—	(9)	16	401	(183)
Equity contracts	(1,448)	37	—	(37)	300	176	—	(125)	(234)	(1,331)	(1,652)
Commodity contracts	(771)	188	—	(5)	37	15	—	(25)	64	(497)	108
Credit derivatives	(342)	(254)	—	134	(184)	19	—	—	587	(40)	(444)

Total trading derivatives, net(4)	$(2,380)	$865	$—	$823	$134	$439	$—	$(274)	$261	$(132)	$(741)

		Net realized/unrealized gains (losses) incl. in		Transfers
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2013	Unrealized gains (losses) still held(3)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,458	$—	$(10)	$1,977	$(3,721)	$514	$—	$(37)	$(57)	$124	$9
Residential	205	—	23	60	(265)	117	—	(140)	—	—	—
Commercial	—	—	—	4	(12)	12	—	—	—	4	—

Total investment mortgage-backed securities	$1,663	$—	$13	$2,041	$(3,998)	$643	$—	$(177)	$(57)	$128	$9

U.S. Treasury and federal agency securities	$12	$—	$—	$—	$—	$—	$—	$(3)	$—	$9	—
State and municipal	849	—	4	12	(117)	261	—	(158)	(125)	726	(3)
Foreign government	383	—	(1)	168	(256)	394	—	(291)	(71)	326	(36)
Corporate	385	—	14	333	(116)	101	—	(222)	(23)	472	4
Equity securities	773	—	31	17	(1)	1	—	(22)	—	799	30
Asset-backed securities	2,220	—	64	1,192	(1,684)	1,105	—	(31)	(1,023)	1,843	4
Other debt securities	258	—	—	—	(205)	—	—	(53)	—	—	—
Non-marketable equity securities	5,364	—	289	—	—	621	—	(83)	(1,089)	5,102	271

Total investments	$11,907	$—	$414	$3,763	$(6,377)	$3,126	$—	$(1,040)	$(2,388)	$9,405	$279

		Net realized/unrealized gains (losses) incl. in		Transfers
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2013	Unrealized gains (losses) still held(3)
Loans	$4,931	$—	$(97)	$353	$—	$59	$644	$(6)	$(1,551)	$4,333	$(99)
Mortgage servicing rights	$1,942	$—	$411	$—	$—	$—	$543	$(1)	$(315)	$2,580	181
Other financial assets measured on a recurring basis	$2,452	$—	$51	$1	$—	$216	$447	$(2,041)	$(856)	$270	266

Liabilities
Interest-bearing deposits	$786	$—	$(86)	$22	$—	$—	$86	$—	$(112)	$868	(298)
Federal funds purchased and securities loaned or sold under agreements to repurchase	841	74	—	216	(15)	—	—	40	(113)	895	35
Trading account liabilities
Securities sold, not yet purchased	365	51	—	54	(21)	—	—	358	(229)	476	132
Short-term borrowings	112	25	—	2	(4)	—	316	—	(238)	163	(40)
Long-term debt	6,726	62	113	1,740	(2,030)	—	959	(1)	(1,046)	6,173	(1,027)
Other financial liabilities measured on a recurring basis	24	—	(208)	5	(2)	(3)	100	—	(315)	17	(26)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2013.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in
				Transfers
											Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,414	$5	$—	$258	$—	$—	$—	$—	$—	$4,677	$—
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$895	$(12)	$—	$135	$(199)	$97	$17	$(217)	$(32)	$684	$(21)
Residential	1,945	116	—	243	(78)	84	—	(435)	(4)	1,871	18
Commercial	416	(1)	—	163	(29)	38	—	(63)	—	524	1

Total trading mortgage-backed securities	$3,256	$103	$—	$541	$(306)	$219	$17	$(715)	$(36)	$3,079	$(2)

U.S. Treasury and federal agency securities	$13	$—	$—	$—	$—	$—	$—	$(13)	$—	$—	$—

State and municipal	$223	$13	$—	$4	$—	$20	$—	$(12)	$—	$248	$5
Foreign government	333	1	—	14	(124)	39	—	(65)	—	198	3
Corporate	2,189	—	—	43	(58)	392	—	(215)	—	2,351	1
Equity securities	217	13	—	30	(4)	52	—	(21)	(44)	243	(7)
Asset-backed securities	4,835	212	—	24	(43)	2,030	—	(1,933)	(3)	5,122	162
Other debt securities	2,266	(7)	—	324	(143)	781	—	(749)	(58)	2,414	2

Total trading securities	$13,332	$335	$—	$980	$(678)	$3,533	$17	$(3,723)	$(141)	$13,655	$164

Trading derivatives, net(4)
Interest rate contracts	619	(188)	—	172	(275)	23	—	(19)	(454)	(122)	194
Foreign exchange contracts	(517)	50	—	(70)	(17)	2	—	(6)	(32)	(590)	(85)
Equity contracts	(1,587)	—	—	(84)	20	101	—	(163)	84	(1,629)	(328)
Commodity contracts	(902)	(12)	—	(15)	—	25	—	(2)	(8)	(914)	216
Credit derivatives	298	(775)	—	45	(70)	2	—	—	39	(461)	(80)

Total trading derivatives, net(4)	$(2,089)	$(925)	$—	$48	$(342)	$153	$—	$(190)	$(371)	$(3,716)	$(83)

		Net realized/unrealized gains (losses) incl. in
				Transfers
											Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2012
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,399	$—	$10	$472	$(1,257)	$580	$—	$—	$—	$1,204	$55
Residential	11	—	3	203	—	37	—	(11)	—	243	—
Commercial	5	—	—	—	(5)	—	—	—	—	—	—

Total investment mortgage-backed securities	$1,415	$—	$13	$675	$(1,262)	$617	$—	$(11)	$—	$1,447	$55

U.S. Treasury and federal agency securities	$—	$—	$—	$75	$—	$12	$—	$—	$—	$87	$—
State and municipal	480	—	(4)	—	—	118	—	(3)	—	591	6
Foreign government	329	—	(3)	68	(80)	127	—	(26)	(34)	381	1
Corporate	421	—	(6)	23	(2)	7	—	(66)	(40)	337	(4)
Equity securities	1,180	—	52	—	—	—	—	(54)	(120)	1,058	28
Asset-backed securities	2,771	—	(170)	402	(11)	755	—	(27)	(368)	3,352	(170)
Other debt securities	55	—	(53)	—	—	52	—	—	—	54	—
Non-marketable equity securities	6,278	—	232	—	—	76	—	(1,734)	(68)	4,784	34

Total investments	$12,929	$—	$61	$1,243	$(1,355)	$1,764	$—	$(1,921)	$(630)	$12,091	$(50)

		Net realized/unrealized gains (losses) incl. in
				Transfers
											Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2012
Loans	$4,737	$—	$79	$87	$—	$142	$415	$(144)	$(252)	$5,064	$15
Mortgage servicing rights	$2,117	$—	$(169)	$—	$—	$—	$101	$—	$(129)	$1,920	$(169)
Other financial assets measured on a recurring basis	$2,375	$—	$207	$13	$—	$1	$635	$(4)	$(562)	$2,665	$207

Liabilities
Interest-bearing deposits	$698	$—	$(85)	$—	$(36)	$—	$71	$—	$(57)	$761	$—
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,045	(24)	—	—	(14)	—	—	(215)	1	841	4
Trading account liabilities
Securities sold, not yet purchased	148	16	—	13	(12)	—	—	24	(32)	125	9
Short-term borrowings	367	(20)	—	43	—	—	66	—	(397)	99	(10)
Long-term debt	5,952	(135)	8	363	(216)	—	648	—	(408)	6,466	(245)
Other financial liabilities measured on a recurring basis	2	—	(3)	—	—	—	1	(1)	(2)	3	(3)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2012.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in
				Transfers
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,701	$70	$—	$283	$(377)	$—	$—	$—	$—	$4,677	$—
Trading securities
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$861	$21	$—	$673	$(544)	$352	$62	$(631)	$(110)	$684	$(27)
Residential	1,509	196	—	703	(378)	1,401	—	(1,553)	(7)	1,871	13
Commercial	618	(71)	—	254	(217)	353	—	(413)	—	524	12

Total trading mortgage-backed securities	$2,988	$146	$—	$1,630	$(1,139)	$2,106	$62	$(2,597)	$(117)	$3,079	$(2)

U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$13	$—	$(16)	$—	$—	$—

State and municipal	$252	$30	$—	$4	$(7)	$48	$—	$(79)	$—	$248	$3
Foreign government	521	5	—	26	(864)	881	—	(371)	—	198	2
Corporate	3,240	9	—	391	(449)	2,148	—	(1,614)	(1,374)	2,351	(40)
Equity securities	244	(58)	—	49	(17)	256	—	(163)	(68)	243	(27)
Asset-backed securities	5,801	434	—	189	(104)	5,690	—	(6,226)	(662)	5,122	126
Other debt securities	2,743	15	—	964	(1,566)	2,143	—	(1,630)	(255)	2,414	—

Total trading securities	$15,792	$581	$—	$3,253	$(4,146)	$13,285	$62	$(12,696)	$(2,476)	$13,655	$62

Trading derivatives, net(4)
Interest rate contracts	726	(46)	—	295	(394)	239	—	(158)	(784)	(122)	(169)
Foreign exchange contracts	(562)	130	—	(152)	29	190	—	(203)	(22)	(590)	(14)
Equity contracts	(1,737)	199	—	(120)	387	304	—	(498)	(164)	(1,629)	(581)
Commodity contracts	(934)	(51)	—	(20)	45	98	—	(80)	28	(914)	(55)
Credit derivatives	1,728	(2,227)	—	(85)	(129)	116	—	(10)	146	(461)	(926)

Total trading derivatives, net(4)	$(779)	$(1,995)	$—	$(82)	$(62)	$947	$—	$(949)	$(796)	$(3,716)	$(1,745)

		Net realized/unrealized gains (losses) incl. in
				Transfers
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2012
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$679	$—	$6	$472	$(2,778)	$2,825	$—	$—	$—	$1,204	$55
Residential	8	—	3	203	(6)	46	—	(11)	—	243	—
Commercial	—	—	—	—	(11)	11	—	—	—	—	—

Total investment mortgage-backed securities	$687	$—	$9	$675	$(2,795)	$2,882	$—	$(11)	$—	$1,447	$55

U.S. Treasury and federal agency securities	$75	$—	$—	$75	$(75)	$12	$—	$—	$—	$87	$—
State and municipal	667	—	9	—	(151)	276	—	(210)	—	591	(3)
Foreign government	447	—	13	148	(236)	328	—	(216)	(103)	381	3
Corporate	989	—	(11)	68	(698)	136	—	(102)	(45)	337	5
Equity securities	1,453	—	101	—	—	—	—	(228)	(268)	1,058	16
Asset-backed securities	4,041	—	(160)	402	(54)	767	—	(77)	(1,567)	3,352	1
Other debt securities	120	—	(53)	—	—	52	—	(64)	(1)	54	—
Non-marketable equity securities	8,318	—	411	—	—	343	—	(3,204)	(1,084)	4,784	139

Total investments	$16,797	$—	$319	$1,368	$(4,009)	$4,796	$—	$(4,112)	$(3,068)	$12,091	$216

		Net realized/unrealized gains (losses) incl. in
				Transfers
											Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2012
Loans	$4,682	$—	$17	$1,004	$(25)	$249	$930	$(239)	$(1,554)	$5,064	$65
Mortgage servicing rights	$2,569	$—	$(462)	$—	$—	$2	$322	$(5)	$(506)	$1,920	$(464)
Other financial assets measured on a recurring basis	$2,245	$—	$305	$21	$(31)	$3	$1,264	$(46)	$(1,096)	$2,665	$235

Liabilities
Interest-bearing deposits	$431	$—	$(105)	$213	$(36)	$—	$251	$—	$(203)	$761	$(142)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,061	(89)	—	—	(14)	—	—	(211)	(84)	841	36
Trading account liabilities
Securities sold, not yet purchased	412	(44)	—	18	(43)	—	—	164	(470)	125	(40)
Short-term borrowings	499	(76)	—	46	(11)	—	261	—	(772)	99	(26)
Long-term debt	6,904	6	89	712	(1,122)	—	1,823	—	(1,756)	6,466	(534)
Other financial liabilities measured on a recurring basis	3	—	(5)	—	—	(2)	2	(1)	(4)	3	(2)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2012.

(4)
Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward

        The following were the significant Level 3 transfers from June 30, 2013 to September 30, 2013:

  •
  Transfers of Long-term debt of $1.0 billion from Level 3 to Level 2 related mainly to structured debt, related to certain underlying market inputs becoming more observable as well as unobservable inputs used in the valuation becoming not significant.

        The following were the significant Level 3 transfers from December 31, 2012 to September 30, 2013:

  •
  Transfers of Federal funds sold and securities borrowed or purchased under agreements to resell of $1.9 billion from Level 3 to Level 2 related to shortening of the remaining tenor of certain reverse repos. There is more transparency and observability for repo curves used in the valuation of structured reverse repos with tenors up to five years; thus, structured reverse repos maturing within five years are generally classified as Level 2.

  •
  Transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Investments of $2.0 billion from Level 2 to Level 3, and of $3.7 billion from Level 3 to Level 2, due to changes in the level of price observability for the specific securities. Similarly, there were transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Trading securities of $1.0 billion from Level 2 to Level 3, and of $1.2 billion from Level 3 to Level 2.

  •
  Transfers of asset-backed securities in Investments of $1.2 billion from Level 2 to Level 3, and of $1.7 billion from Level 3 to Level 2. These transfers were related to collateralized loan obligations, reflecting changes in the level of price observability.

  •
  Transfers of Long-term debt of $1.7 billion from Level 2 to Level 3, and of $2.0 billion from Level 3 to Level 2, related mainly to structured debt reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

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

  •
  Transfers of other debt trading securities from Level 2 to Level 3 of $1.0 billion, the majority of which consisted of trading loans for which there was a reduced number of contributors to external pricing services. Transfers of other debt trading securities out of Level 3 of $1.6 billion were primarily driven by amounts reclassified to Level 3 positions within Loans to conform with the balance sheet presentation. The reclassification is also reflected as transfers into Level 3 within loans in the rollforward table above.

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

        The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2013 and December 31, 2012. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of September 30, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,491	Cash flow	Interest rate	1.14%		2.17%		1.87%
			Yield	1.60%		4.50%		2.10%
Trading and investment securities	$2,906	Price-based	Price	$0.10		$149.16		$75.75
Mortgage-backed securities	1,231	Yield analysis	Yield	0.01%		23.17%		6.37%
State and municipal, foreign government, corporate and other debt securities	$4,393	Price-based	Price	$0.00		$116.75		$79.10
	1,109	Cash flow	Credit spread	25 bps		600 bps		256 bps
Equity securities	$814	Cash flow	Weighted-average life (WAL)	0.01 years		3.53 years		1.37 years
	534	Price-based	Yield	4.00%		5.00%		4.50%
			Price(5)	$0.00		$100.00		$72.79
Asset-backed securities	$4,337	Price-based	Price	$0.00		$133.32		$69.17
	1,271	Model-based	Credit spread	298 bps		298 bps		298 bps
Non-marketable equity	$2,739	Price-based	Fund NAV	$612		$511,647,716		$170,404,146
	1,726	Comparables analysis	EBITDA Multiples	4.30	x	18.30	x	9.56	x
	510	Cash flow	Discount to price	0.00%		75.00%		2.87%
			Price-to-book ratio	0.80	x	2.50	x	1.54	x
			PE ratio	9.90	x	16.90	x	12.55	x
			Cost of capital	9.50%		15.98%		10.96%

Derivatives—Gross(6)
Interest rate contracts (gross)	$6,014	Model-based	Interest rate (IR) volatility	11.00%		90.00%		20.79%
Foreign exchange contracts (gross)	$2,228	Model-based	Foreign exchange (FX) volatility	4.00%		21.00%		12.59%
			IR-IR correlation	39.51%		61.76%		40.30%
			IR-FX correlation	40.00%		60.00%		48.51%
Equity contracts (gross)(7)	$3,182	Model-based	Equity volatility	4.96%		72.72%		27.95%
			Equity forward	85.98%		155.88%		101.54%
			Equity-equity correlation	(81.30)%		99.40%		27.00%
			Equity-FX correlation	(67.50)%		45.00%		(7.10)%
			Price	$0.00		$141.71		$80.03
Commodity contracts (gross)	$1,888	Model-based	Commodity volatility	5.00%		124.00%		16.00%
			Commodity correlation	(75.00)%		91.00%		30.00%
			Forward price	30.00%		186.00%		108.00%
Credit derivatives (gross)	$4,658	Model-based	Recovery rate	20.00%		65.00%		39.76%
	1,645	Price-based	Price	$0.00		$116.75		$36.16
			Credit correlation	5.00%		95.00%		45.19%
			Credit spread	0 bps		1,496 bps		276 bps
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$122	Model-based	Redemption rate	19.19%		99.50%		77.54%
	83	Price-based	EBITDA multiples	6.80	x	13.80	x	12.03	x
	81	Comparables analysis	PE ratio	8.90	x	8.90	x	8.90	x
			Price-to-book ratio	0.70	x	1.10	x	1.02	x
			Price	$0.01		$100.00		$100.00
Loans	$1,904	Price-based	Price	$0.13		$104.76		$90.09
	1,134	Cash flow	Credit spread	4 bps		400 bps		104 bps
	769	Model-based	Yield	1.60%		4.50%		2.10%
	526	Yield analysis

Mortgage servicing rights	$2,488	Cash flow	Yield	2.96%		12.00%		8.61%
			WAL	2.27 years		9.39 years		5.95 years

        See footnotes on the next page.

Liabilities
Interest-bearing deposits	$868	Model-based	Equity volatility	4.96%	46.92%	28.57%
			Equity-IR correlation	15.00%	19.00%	18.33%
			Mean reversion	1.00%	20.00%	10.50%
			Forward price	30.00%	186.00%	108.00%
			Commodity correlation	(75.00)%	91.00%	30.00%
			Commodity volatility	5.00%	124.00%	16.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$695	Model-based	Interest rate	0.43%	3.37%	2.45%
	200	Cash flow
Trading account liabilities
Securities sold, not yet purchased	$450	Price-based	Credit spread	81 bps	245 bps	231 bps
			Price	$0.00	$107.64	$77.84
Short-term borrowings and long-term debt	$5,154	Model-based	Price	$0.13	$112.41	$87.06
	711	Price-based	IR-IR correlation	(51.00)%	(51.00)%	(51.00)%
			IR volatility	11.00%	90.00%	21.00%
			Interest rate	0.05%	16.00%	1.74%
			Equity volatility	10.28%	76.79%	21.38%
			Equity forward	87.80%	106.30%	99.91%
			Equity-FX correlation	(67.50)%	45.00%	(7.10)%
			Equity-equity correlation	(81.30)%	99.40%	27.00%

(1)
The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)
Some inputs are shown as zero due to rounding.

(3)
When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(4)
Where provided, weighted averages are calculated based on the fair value of the instrument.

(5)
For equity securities, the price input is expressed on an absolute basis, not as a percentage of the notional amount.

(6)
Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)
Includes hybrid products.

As of December 31, 2012	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,786	Cash flow	Interest rate	1.09%		1.50%
Trading and investment securities
Mortgage-backed securities	$4,402	Price-based	Price	$0.00		$135.00
	1,148	Yield analysis	Yield	0.00%		25.84%
			Prepayment period	2.16 years		7.84 years
State and municipal, foreign	$4,416	Price-based	Price	$0.00		$159.63
government, corporate and other	1,231	Cash flow	Yield	0.00%		30.00%
debt securities	787	Yield analysis	Credit spread	35 bps		300 bps
Equity securities	$792	Cash flow	Yield	9.00%		10.00%
	147	Price-based	Prepayment period	3 years		3 years
			Price	$0.00		$750.00
Asset-backed securities	$4,253	Price-based	Price	$0.00		$136.63
	1,775	Internal model	Yield	0.00%		27.00%
	561	Cash flow	Credit correlation	15.00%		90.00%
			Weighted average life (WAL)	0.34 years		16.07 years
Non-marketable equity	$2,768	Price-based	Fund NAV	$1.00		$456,773,838
	1,803	Comparables analysis	EBITDA multiples	4.70	x	14.39	x
			Price-to-book ratio	0.77	x	1.50	x
	709	Cash flow	Discount to price	0.00%		75.00%
Derivatives—Gross(4)

As of December 31, 2012	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)
Interest rate contracts (gross)	$3,202	Internal model	Interest rate (IR)-IR	(98.00)%	90.00%
			correlation
			Credit spread	0 bps	550.27 bps
			IR volatility	0.09%	100.00%
			Interest rate	0%	15.00%
Foreign exchange contracts (gross)	$1,542	Internal model	Foreign exchange (FX) volatility	3.20%	67.35%
			IR-FX correlation	40.00%	60.00%
			Credit spread	0 bps	376 bps
Equity contracts (gross)(5)	$4,669	Internal model	Equity volatility	1.00%	185.20%
			Equity forward	74.94%	132.70%
			Equity-equity correlation	1.00%	99.90%
Commodity contracts (gross)	$2,160	Internal model	Forward price	37.45%	181.50%
			Commodity correlation	(77.00)%	95.00%
			Commodity volatility	5.00%	148.00%
Credit derivatives (gross)	$4,777	Internal model	Price	$0.00	$121.16
	3,886	Price-based	Recovery rate	6.50%	78.00%
			Credit correlation	5.00%	99.00%
			Credit spread	0 bps	2,236 bps
			Upfront points	3.62	100.00
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(4)	$2,000	External model	Price	$100.00	$100.00
	461	Internal model	Redemption rate	30.79%	99.50%

Loans	$2,447	Price-based	Price	$0.00	$103.32
	1,423	Yield analysis	Credit spread	55 bps	600.19 bps
	888	Internal model
Mortgage servicing rights	$1,858	Cash flow	Yield	0.00%	53.19%
			Prepayment period	2.16 years	7.84 years
Liabilities
Interest-bearing deposits	$785	Internal model	Equity volatility	11.13%	86.10%
			Forward price	67.80%	182.00%
			Commodity correlation	(76.00)%	95.00%
			Commodity volatility	5.00%	148.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$841	Internal model	Interest rate	0.33%	4.91%
Trading account liabilities
Securities sold, not yet purchased	$265	Internal model	Price	$0.00	$166.47
	75	Price-based
Short-term borrowings and long-term debt	$5,067	Internal model	Price	$0.00	$121.16
	1,112	Price-based	Equity volatility	12.40%	185.20%
	649	Yield analysis	Equity forward	75.40%	132.70%
			Equity-equity correlation	1.00%	99.90%
			Equity-FX correlation	(80.50)%	50.40%

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

        The following table presents the carrying amounts of all assets that were still held as of September 30, 2013 and December 31, 2012, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended, respectively:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2013
Loans held-for-sale	$3,239	$1,968	$1,271
Other real estate owned	162	37	125
Loans(1)	4,543	3,963	580

Total assets at fair value on a nonrecurring basis	$7,944	$5,968	$1,976

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

(2)
Represents Citi's then-remaining 35% investment in the Morgan Stanley Smith Barney joint venture whose carrying amount was the agreed purchase price. See Note 12 to the Consolidated Financial Statements.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements

        The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of September 30, 2013 and December 31, 2012:

As of September 30, 2013	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$1,160	Price-based	Price	$60.00	$104.95	$95.84
Other real estate owned	$121	Price-based	Discount to price	24.00%	59.00%	33.43%
			Price	$0.01	$111.50	$100.03
			Appraised value	$0.00	$2,801,660	$1,324,975
Loans(3)	$354	Price-based	Appraised value	$6,500,000	$195,314,528	$117,837,538
	132	Model-based	Discount to price	24.00%	34.00%	32.69%
	74	Recovery analysis	Recovery rate	45.00%	65.00%	53.80%

(1)
The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)
Weighted averages are calculated based on the fair value of the instrument.

(3)
Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

As of December 31, 2012	Fair Value(1) (in millions)	Methodology	Input	Low	High
Loans held-for-sale	$747	Price-based	Price	$63.42	$100.00
	485	External model	Credit spread	40 bps	40 bps
	174	Recovery analysis
Other real estate owned	165	Price-based	Discount to price	11.00%	50.00%
			Price(2)	$39,774	$15,457,452
Loans(3)	351	Price-based	Discount to price	25.00%	34.00%
	111	Internal model	Price(2)	$6,272,242	$86,200,000
			Discount rate	6.00%	16.49%

(1)
The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)
Prices are based on appraised values.

(3)
Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

Nonrecurring Fair Value Changes

        The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2013 and 2012:

	Three months ended September 30,
In millions of dollars	2013	2012
Loans held-for-sale	$(44)	$(12)
Other real estate owned	(1)	(7)
Loans(1)	(186)	(957)
Other assets(2)	—	(3,340)

Total nonrecurring fair value gains (losses)	$(231)	$(4,316)

(1)
Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

(2)
The three months ended September 30, 2012 includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi's then-remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB). See note 12 to the Consolidated Financial Statements.

	Nine months ended September 30,
In millions of dollars	2013	2012
Loans held-for-sale	$(44)	$(11)
Other real estate owned	(6)	(22)
Loans(1)	(444)	(1,461)
Other assets(2)	—	(3,340)

Total nonrecurring fair value gains (losses)	$(494)	$(4,834)

(1)
Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

(2)
The nine months ended September 30, 2012 includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi's then-remaining 35% interest in MSSB. See note 12 to the Consolidated Financial Statements.

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

	September 30, 2013
			Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$18.2	$18.7	$5.3	$12.5	$0.9
Federal funds sold and securities borrowed or purchased under agreements to resell	98.7	98.7	—	88.1	10.6
Loans(1)(2)	629.0	618.5	—	4.7	613.8
Other financial assets(2)(3)	260.9	260.9	10.7	196.8	53.4

Liabilities
Deposits	$953.8	$952.4	$—	$775.1	$177.3
Federal funds purchased and securities loaned or sold under agreements to repurchase	97.0	97.0	—	92.1	4.9
Long-term debt(4)	195.0	201.5	—	176.3	25.2
Other financial liabilities(5)	141.5	141.5	—	23.7	117.8

	December 31, 2012
			Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.9	$18.4	$3.0	$14.3	$1.1
Federal funds sold and securities borrowed or purchased under agreements to resell	100.7	100.7	—	94.8	5.9
Loans(1)(2)	621.9	612.2	—	4.2	608.0
Other financial assets(2)(3)	192.8	192.8	11.4	128.3	53.1

Liabilities
Deposits	$929.1	$927.4	$—	$748.7	$178.7
Federal funds purchased and securities loaned or sold under agreements to repurchase	94.5	94.5	—	94.4	0.1
Long-term debt(4)	209.7	215.3	—	177.0	38.3
Other financial liabilities(5)	139.0	139.0	—	31.1	107.9

(1)
The carrying value of loans is net of the Allowance for loan losses of $20.6 billion for September 30, 2013 and $25.5 billion for December 31, 2012. In addition, the carrying values exclude $2.8 billion and $2.8 billion of lease finance receivables at September 30, 2013 and December 31, 2012, respectively.

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

        Fair values vary from period to period based on changes in a wide range of factors, including interest rates, credit quality and market perceptions of value, and as existing assets and liabilities run off and new transactions are entered into. The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans. The carrying values (reduced by the Allowance for loan losses) exceeded the estimated fair values of Citigroup's loans, in aggregate, by $10.5 billion and by $9.7 billion at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the carrying values, net of allowances, exceeded the estimated fair values by $7.6 billion and $2.9 billion for Consumer loans and Corporate loans, respectively.

        The estimated fair values of the Company's corporate unfunded lending commitments at September 30, 2013 and December 31, 2012 were liabilities of $5.2 billion and $4.9 billion, respectively, which are substantially classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

22.   FAIR VALUE ELECTIONS

        The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the acquisition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 21 to the Consolidated Financial Statements.

        All servicing rights are recognized initially at fair value. The Company has elected fair value accounting for its mortgage servicing rights. See Note 19 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

        The following table presents, as of September 30, 2013 and December 31, 2012, the fair value of those positions selected for fair value accounting, as well as the changes in fair value gains and losses for the nine months ended September 30, 2013 and 2012:

			Changes in fair value gains (losses) for the nine months ended September 30,
	Fair value at
	September 30, 2013	December 31, 2012
In millions of dollars			2013	2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell and securities borrowed(1)	$175,015	$160,589	$(505)	$(192)
Trading account assets	11,984	17,206	(271)	934
Investments	223	443	(33)	(39)
Loans
Certain Corporate loans(2)	4,202	4,056	324	100
Certain Consumer loans(2)	996	1,231	(114)	(78)

Total loans	$5,198	$5,287	$210	$22

Other assets
MSRs	$2,580	$1,942	$410	$(462)
Certain mortgage loans held for sale	3,426	6,879	94	281
Certain equity method investments	226	22	(5)	(1)

Total other assets	$6,232	$8,843	$499	$(182)

Total assets	$198,652	$192,368	$(100)	$543

Liabilities
Interest-bearing deposits	$1,647	$1,447	$126	$(111)
Federal funds purchased and securities loaned or sold under agreements to repurchase Selected portfolios of securities sold under agreements to repurchase and securities loaned(1)	119,427	116,689	85	40
Trading account liabilities	716	1,461	14	(94)
Short-term borrowings	4,495	818	81	42
Long-term debt	26,624	29,764	(185)	(1,811)

Total liabilities	$152,909	$150,179	$121	$(1,934)

(1)
Reflects netting of the amounts due from securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase.

(2)
Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of SFAS 167 on January 1, 2010.

Own Debt Valuation Adjustments

        Own debt valuation adjustments are recognized on Citi's liabilities for which the fair value option has been elected using Citi's credit spreads observed in the bond market. The fair value of liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company's credit spreads. The estimated change in the fair value of these liabilities due to such changes in the Company's own credit risk (or instrument-specific credit risk) was a loss of $241 million and $560 million for the three months ended September 30, 2013 and 2012, respectively, and a loss of $249 million and $1,552 million for the nine months ended September 30, 2013 and 2012, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company's current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

        The following table provides information about certain credit products carried at fair value at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$10,382	$4,031	$11,658	$3,893
Aggregate unpaid principal balance in excess of (less than) fair value	(751)	(71)	31	(132)
Balance of non-accrual loans or loans more than 90 days past due	97	—	104	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	41	—	85	—

        In addition to the amounts reported above, $2,188 million and $1,891 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2013 and December 31, 2012, respectively.

        Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2013 and 2012 due to instrument-specific credit risk totaled to a gain of $18 million and $46 million, respectively.

Certain investments in unallocated precious metals

        Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company's Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts at September 30, 2013 was approximately $1.5 billion and approximately $5.5 billion at December 31, 2012. The amounts are expected to fluctuate based on trading activity in future periods.

        As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi's receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of September 30, 2013, there were approximately $13.4 billion and $9.3 billion notional amount of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

        The following table provides information about certain mortgage loans HFS carried at fair value at September 30, 2013 and December 31, 2012:

In millions of dollars	September 30, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$3,426	$6,879
Aggregate fair value in excess of unpaid principal balance	101	390
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

        The changes in fair values of these mortgage loans are reported in Other revenue in the Company's Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2013 and September 30, 2012 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income.

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

        With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup's Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company's Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company's Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $115 and $78 million for the nine months ended September 30, 2013 and 2012, respectively.

        The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup's Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company's Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as such in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $234 million and $869 million as of September 30, 2013 and December 31, 2012, respectively.

        The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$15	$951	$157	$1,191
Aggregate unpaid principal balance in excess of fair value	10	213	347	293
Balance of non-accrual loans or loans more than 90 days past due	—	128	34	123
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	64	36	111

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

        The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at September 30, 2013 and December 31, 2012:

In billions of dollars	September 30, 2013	December 31, 2012
Interest rate linked	$9.9	$10.5
Foreign exchange linked	0.6	0.9
Equity linked	6.8	7.3
Commodity linked	1.6	1.0
Credit linked	3.5	4.7

Total	$22.4	$24.4

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

        The following table provides information about long-term debt carried at fair value, excluding debt issued by consolidated VIEs, at September 30, 2013 and December 31, 2012:

In millions of dollars	September 30, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$25,663	$28,434
Aggregate unpaid principal balance in excess of (less than) fair value	802	(804)

        The following table provides information about short-term borrowings carried at fair value at September 30, 2013 and December 31, 2012:

In millions of dollars	September 30, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$4,495	$818
Aggregate unpaid principal balance in excess of (less than) fair value	82	(232)

23.   GUARANTEES AND COMMITMENTS

        Citi provides a variety of guarantees and indemnifications to its customers to enhance their credit standing and enable them to complete a wide variety of business transactions. For certain contracts meeting the definition of a guarantee, the guarantor must recognize, at inception, a liability for the fair value of the obligation undertaken in issuing the guarantee.

        In addition, the guarantor must disclose the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, if there were a total default by the guaranteed parties. The determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

        The following tables present information about Citi's guarantees at September 30, 2013 and December 31, 2012 (for a discussion of the decrease in the carrying value period-over-period, see "Carrying Value—Guarantees and Indemnifications" below):

	Maximum potential amount of future payments
In billions of dollars at September 30, 2013 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$27.4	$72.8	$100.2	$494.7
Performance guarantees	7.4	4.7	12.1	39.5
Derivative instruments considered to be guarantees	5.0	57.6	62.6	635.3
Loans sold with recourse	—	0.3	0.3	24.0
Securities lending indemnifications(1)	78.7	—	78.7	—
Credit card merchant processing(1)	83.3	—	83.3	—
Custody indemnifications and other	—	34.2	34.2	—

Total	$201.8	$169.6	$371.4	$1,193.5

	Maximum potential amount of future payments
In billions of dollars at December 31, 2012 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$22.3	$79.8	$102.1	$432.8
Performance guarantees	7.3	4.7	12.0	41.6
Derivative instruments considered to be guarantees	11.2	45.5	56.7	2,648.7
Loans sold with recourse	—	0.5	0.5	87.0
Securities lending indemnifications(1)	80.4	—	80.4	—
Credit card merchant processing(1)	79.7	—	79.7	—
Custody indemnifications and other	—	30.2	30.2	—

Total	$200.9	$160.7	$361.6	$3,210.1

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as Citi has determined that the amount and probability of potential liabilities arising from these guarantees were not significant.

Financial standby letters of credit

        Citi issues standby letters of credit which substitute its own credit for that of the borrower. If a letter of credit is drawn down, the borrower is obligated to repay Citi. Standby letters of credit protect a third party from defaults on contractual obligations. Financial standby letters of credit include: (i) guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting; (ii) settlement of payment obligations to clearing houses, including futures and over-the-counter derivatives clearing (see further discussion below); (iii) support options and purchases of securities in lieu of escrow deposit accounts; and (iv) letters of credit that backstop loans, credit facilities, promissory notes and trade acceptances.

Futures and over-the-counter derivatives clearing

        Citi provides clearing services for clients executing exchange traded futures and over-the-counter (OTC) derivatives contracts with central counterparties (CCPs). Based on all relevant facts and circumstances, Citi has concluded that it acts as an agent for accounting purposes in its role as clearing member for these client transactions. As such, Citi does not reflect the underlying exchange traded futures or OTC derivatives contracts in its Consolidated Financial Statements. See Note 20 for a discussion of Citi's derivatives activities that are reflected in its Consolidated Financial Statements.

        As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables (payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi's Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner as of September 30, 2013 was approximately $1.0 billion.

        Variation margin due from clients to the respective CCP, or from the CCP to clients, reflects changes in the value of the client's derivatives contracts for each trading day. As a clearing member, Citi is exposed to the risk of non-performance by clients (e.g., failure of a client to post variation margin to the CCP for negative changes in the value of the client's derivatives contracts). In the event of non-performance by a client, Citi would move to close out the client's positions. The CCP would typically utilize initial margin posted by the client and held by the CCP, with any remaining shortfalls required to be paid by Citi as clearing member. Citi generally holds incremental cash or securities margin posted by the client, which would typically be expected to be sufficient to mitigate Citi's credit risk in the event the client fails to perform.

        As required by ASC 860-30-25-5, securities collateral posted by clients is not recognized on Citi's Consolidated Balance Sheet.

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

Derivative instruments considered to be guarantees

        Derivatives are financial instruments whose cash flows are based on a notional amount and an underlying instrument, where there is little or no initial investment, and whose terms require or permit net settlement. For a discussion of Citi's derivatives activities, see Note 20 to the Consolidated Financial Statements.

        The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). Credit derivatives sold by Citi are excluded from the tables above as they are disclosed separately in Note 20 to the Consolidated Financial Statements. In instances where Citi's maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

Loans sold with recourse

        Loans sold with recourse represent Citi's obligations to reimburse the buyers for loan losses under certain circumstances. Recourse refers to the clause in a sales agreement under which a lender will fully reimburse the buyer/investor for any losses resulting from the purchased loans. This may be accomplished by the seller taking back any loans that become delinquent.

        In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims, which are primarily related to whole loan sales to the government-sponsored enterprises (GSEs) as well as loans sold to private investors. The repurchase reserve was $345 million and $1,565 million at September 30, 2013 and December 31, 2012, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

        On September 25, 2013, Citi reached an agreement with Freddie Mac to resolve potential future repurchase claims for breaches of representations and warranties on 3.7 million residential first mortgage loans sold to Freddie Mac that were originated between 2000 and 2012. Citi paid Freddie Mac $395 million under the agreement, all of which was covered by Citi's existing mortgage repurchase reserves as of June 30, 2013.

        The repurchase reserve estimation process for potential residential mortgage whole loan representation and warranty claims is based on various assumptions which are primarily based on Citi's historical repurchase activity with the GSEs. The assumptions used to calculate this repurchase reserve include numerous estimates and judgments, including with respect to certain future events, and thus entail inherent uncertainty. As of September 30, 2013, Citi estimates that the range of reasonably possible loss for whole loan sale representation and warranty claims in excess of amounts accrued could be up to $0.2 billion. This estimate was derived by modifying the key assumptions discussed above to reflect management's judgment regarding reasonably possible adverse changes to those assumptions. Citi's estimate of reasonably possible loss is based on currently available information, significant judgment and numerous assumptions that are subject to change.

        Citi is also exposed to potential representation and warranty claims as a result of mortgage loans sold through private-label securitizations in its Consumer business in CitiMortgage as well as its legacy Securities and Banking business. Beginning in the first quarter of 2013, Citi considers private-label securitization representation and warranty claims as part of its litigation accrual analysis and not as part of its repurchase reserve.

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

Credit card merchant processing

        Credit card merchant processing guarantees represent the Company's indirect obligations in connection with: (i) providing transaction processing services to various merchants with respect to its private-label cards; and (ii) potential liability for bank card transaction processing services. The nature of the liability in either case arises as a result of a billing dispute between a merchant and a cardholder that is ultimately resolved in the cardholder's favor. The merchant is liable to refund the amount to the cardholder. In general, if the credit card processing company is unable to collect this amount from the merchant, the credit card processing company bears the loss for the amount of the credit or refund paid to the cardholder.

        With regard to (i) above, Citi has the primary contingent liability with respect to its portfolio of private-label merchants. The risk of loss is mitigated as the cash flows between Citi and the merchant are settled on a net basis and Citi has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citi may delay settlement, require a merchant to make an escrow deposit, include event triggers to provide Citi with more financial and operational control in the event of the financial deterioration of the merchant, or require various credit enhancements (including letters of credit and bank guarantees). In the unlikely event that a private-label merchant is unable to deliver products, services or a refund to its private-label cardholders, Citi is contingently liable to credit or refund cardholders.

        With regard to (ii) above, Citi has a potential liability for bank card transactions where Citi provides the transaction processing services as well as those where a third party provides the services and Citi acts as a secondary guarantor, should that processor fail to perform.

        Citi's maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At September 30, 2013 and December 31, 2012, this maximum potential exposure was estimated to be $83 billion and $80 billion, respectively.

        However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At September 30, 2013 and December 31, 2012, the losses incurred and the carrying amounts of Citi's contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications

        Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third party subcustodian or depository institution fails to safeguard clients' assets.

Other guarantees and indemnifications

Credit Card Protection Programs

        Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi's maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2013 and December 31, 2012, the actual and estimated losses incurred and the carrying value of Citi's obligations related to these programs were immaterial.

Other Representation and Warranty Indemnifications

        In the normal course of business, Citi provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications, including indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide Citi with comparable indemnifications. While such representations, warranties and indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to Citi's own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses, and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. As a result, these indemnifications are not included in the tables above.

Value-Transfer Networks

        Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member's default on its obligations. Citi's potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN's funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi's participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2013 or December 31, 2012 for potential obligations that could arise from Citi's involvement with VTN associations.

Long-Term Care Insurance Indemnification

        In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $5.3 billion at September 30, 2013, compared to $4.9 billion at December 31, 2012) is designed to cover the insurance company's statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.

        If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of September 30, 2013 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications

        At September 30, 2013 and December 31, 2012, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.2 billion and $3.2 billion, respectively. The decrease in the carrying value is primarily related to certain derivative instruments where Citi obtained additional contract level details during the second quarter of 2013, resulting in some of these contracts no longer being considered guarantees for disclosure purposes by Citi. Derivative instruments are included at fair value in either Trading account liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral

        Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $50 billion and $39 billion at September 30, 2013 and December 31, 2012, respectively. Securities and other marketable assets held as collateral amounted to $39 billion and $51 billion at September 30, 2013 and December 31, 2012, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $5.5 billion and $3.4 billion at September 30, 2013 and December 31, 2012, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Performance risk

        Citi evaluates the performance risk of its guarantees based on the assigned referenced counterparty internal or external ratings. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. Citi's internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the "not rated" category. The maximum potential amount of the future payments related to guarantees and credit derivatives sold is determined to be the notional amount of these contracts, which is the par amount of the assets guaranteed.

        Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of September 30, 2013 and December 31, 2012. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars as of September 30, 2013	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$71.2	$19.5	$9.5	$100.2
Performance guarantees	7.1	3.5	1.5	12.1
Derivative instruments deemed to be guarantees	—	—	62.6	62.6
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	78.7	78.7
Credit card merchant processing	—	—	83.3	83.3
Custody indemnifications and other	34.1	0.1	—	34.2

Total	$112.4	$23.1	$235.9	$371.4

	Maximum potential amount of future payments
In billions of dollars as of December 31, 2012	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$80.9	$11.0	$10.2	$102.1
Performance guarantees	7.3	3.0	1.7	12.0
Derivative instruments deemed to be guarantees	—	—	56.7	56.7
Loans sold with recourse	—	—	0.5	0.5
Securities lending indemnifications	—	—	80.4	80.4
Credit card merchant processing	—	—	79.7	79.7
Custody indemnifications and other	30.1	0.1	—	30.2

Total	$118.3	$14.1	$229.2	$361.6

Credit Commitments and Lines of Credit

        The table below summarizes Citigroup's credit commitments as of September 30, 2013 and December 31, 2012:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2013	December 31, 2012
Commercial and similar letters of credit	$1,554	$6,288	$7,842	$7,311
One- to four-family residential mortgages	2,158	3,236	5,394	3,893
Revolving open-end loans secured by one- to four-family residential properties	14,079	3,313	17,392	18,176
Commercial real estate, construction and land development	2,098	719	2,817	3,496
Credit card lines	509,623	140,414	650,037	620,700
Commercial and other consumer loan commitments	141,610	93,136	234,746	228,492
Other commitments and contingencies	1,385	1,507	2,892	2,259

Total	$672,507	$248,613	$921,120	$884,327

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

        The allowance for credit losses on letters of credit and unfunded lending commitments, included in Other Liabilities on the Consolidated Balance Sheet, was $1.3 billion and $1.1 billion at September 30, 2013 and December 31, 2012, respectively.

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

One- to four-family residential mortgages

        A one- to four-family residential mortgage commitment is a written confirmation from Citi to a buyer of a property that the bank will advance the specified sums enabling the buyer to complete the purchase.

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

Credit card lines

        Citi provides credit to customers by issuing credit cards. The credit card lines are unconditionally cancellable by Citi.

Commercial and other consumer loan commitments

        Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $60 billion and $53 billion with an original maturity of less than one year at September 30, 2013 and December 31, 2012, respectively.

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

24.   CONTINGENCIES

        The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2012 Annual Report on Form 10-K, Note 23 to the Consolidated Financial Statements of Citigroup's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 and Note 24 to the Consolidated Financial Statements of Citigroup's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.

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

        If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At September 30, 2013, Citigroup's estimate was materially unchanged from its estimate of approximately $5 billion at December 31, 2012, as more fully described in Note 28 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.

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

Credit Crisis-Related Litigation and Other Matters

Mortgage-Related Litigation and Other Matters

        Securities Actions:    Three objectors have filed notices of appeal from the August 1, 2013 order of the United States District Court for the Southern District of New York finally approving the class action settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9901 (S.D.N.Y.) (Stein, J.), and 13-3531, 13-3539, and 13-3710 (2d Cir.).

        On August 20, 2013, the United States District Court for the Southern District of New York entered an order finally approving the class action settlement in IN RE CITIGROUP INC. BOND LITIGATION. Additional information relating to this action is publicly available in court filings under the consolidated lead docket number 08 Civ. 9522 (S.D.N.Y.) (Stein, J.).

        On September 27, 2013, plaintiffs in COMMONWEALTH OF PENNSYLVANIA—PUBLIC SCHOOL EMPLOYEES' RETIREMENT SYSTEM, ET AL. v. CITIGROUP INC., ET AL. filed a voluntary discontinuance, dismissing with prejudice all claims, pursuant to a settlement agreement reached by the parties. Additional information relating to this action is publicly available in court filings under Case No. 110105028 (Pa. Commw. Ct.) (Sheppard, J.).

        Regulatory Actions:    Citigroup continues to respond to subpoenas and inquiries from federal and state governmental agencies, including the Civil Division of the Department of Justice, requesting information related to, among other things, Citigroup's issuing, sponsoring, or underwriting of MBS.

        Mortgage-Backed Securities and CDO Investor Actions and Repurchase Claims:    On June 5, 2013, the District Court for the Fourth Judicial District of the State of Minnesota issued an order compelling arbitration and staying the proceedings in MONEYGRAM PAYMENT SYSTEMS, INC. v. CITIGROUP INC. ET AL. Additional information relating to this action is publicly available in court filings under the docket number 27 Civ. 11-21348 (Minn. Dist. Ct.) (Sheehy, J.).

        On September 27, 2013, the United States District Court for the Southern District of New York issued an opinion in FEDERAL DEPOSIT INSURANCE CORP. AS RECEIVER FOR COLONIAL BANK v. CHASE MORTGAGE FINANCE CORP., ET AL. denying defendants' motion to dismiss. Additional information relating to this action is publicly available in court filings under the docket number 12 Civ. 6166 (S.D.N.Y.) (Stanton, J.).

        On September 30, 2013, the United States District Court for the District of Massachusetts entered an order in FEDERAL HOME LOAN BANK OF BOSTON v. ALLY FINANCIAL, INC., ET AL. denying in part and granting in part defendants' motion to dismiss. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 10952 (D. Mass.) (O'Toole, J.).

        On October 1, 2013, U.S. Bank, N.A., in its capacity as trustee, filed a complaint against Citigroup Global Markets Realty Corp., seeking to enforce contractual repurchase claims in connection with mortgage loans that were securitized into CMLTI 2007-AR7. Additional information relating to this action is publicly available in court filings under the docket number 13 Civ. 6989 (S.D.N.Y.) (Daniels, J.).

        The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

Abu Dhabi Investment Authority

        On August 20, 2013, Abu Dhabi Investment Authority (ADIA) commenced an arbitration against Citigroup before the International Centre for Dispute Resolution, alleging common law claims in connection with its $7.5 billion investment in Citigroup in December 2007. The arbitration has been stayed until November 18, 2013, pursuant to a stipulation of the parties. On August 28, 2013, Citigroup filed a complaint against ADIA in the United States District Court for the Southern District of New York seeking to enjoin the arbitration proceeding on the ground that it is barred by the October 14, 2011 final award in favor of Citigroup in ADIA's prior arbitration. Additional information relating to this action is publicly available in court filings under the docket number 13 Civ. 6073 (S.D.N.Y.) (Castel, J.).

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

        As of September 30, 2013, there were 99 civil lawsuits filed by SMEs against CKI. To date, 84 decisions have been rendered at the district court level, and CKI has prevailed in 64 of those decisions. In the other 20 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $30 million. CKI is appealing the 20 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.

        Of the 84 cases decided at the district court level, 62 have been appealed to the high court, including the 20 in which an adverse decision was rendered against CKI in the district court. Of the 23 appeals decided at high court level, CKI prevailed in 14 cases, and in the other nine plaintiffs were awarded partial damages, which increased the aggregate damages awarded against CKI by a further $9.6 million. CKI is appealing eight of the adverse decisions to the Korean Supreme Court, and many plaintiffs have also filed appeals to the Supreme Court.

Terra Firma Litigation

        A retrial of the claims asserted in TERRA FIRMA INVESTMENTS (GP) 2 LIMITED, ET AL. v. CITIGROUP INC., ET AL. is scheduled to begin on July 7, 2014. Additional information relating to this action is publicly available in court filings under the docket numbers 09 Civ. 10459 (S.D.N.Y.) (Rakoff, J.) and 11-0126-cv (2d Cir.).

Tribune Company Bankruptcy

        On September 23, 2013, the United States District Court for the Southern District of New York entered an order dismissing the Tribune creditors' state law constructive fraudulent conveyance actions. A final judgment was entered on September 27, 2013. On September 30, 2013, the Tribune creditors filed a notice of appeal in the United States Court of Appeals for the Second Circuit. On October 8, 2013, the litigation trustee informed the court that it intends to proceed with its fraudulent conveyance claims. Additional information relating to these actions is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.), 11 MD 02296 (S.D.N.Y.) (Sullivan, J.), and 12 MC 2296 (S.D.N.Y.) (Sullivan, J.).

Credit Default Swaps Matters

        On October 16, 2013, the U.S. Judicial Panel on Multidistrict Litigation centralized numerous putative class actions filed by various entities against Citigroup, Citigroup Global Markets Inc. and Citibank, N.A., among other defendants, alleging anticompetitive conduct in the credit default swaps industry and ordered that those actions pending in the United States District Court for the Northern District of Illinois be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings before Judge Denise Cote. Additional information relating to these actions is publicly available in court filings under the docket numbers 1:13-cv-03357 (N.D. Ill.), 1:13-cv-04979 (N.D. Ill.), 1:13-cv-05413 (N.D. Ill.), 1:13-cv-05417 (N.D. Ill.), 1:13-cv-05725 (N.D. Ill.), 13-cv-4928 (S.D.N.Y.) and 13-cv-6116 (S.D.N.Y.).

Foreign Exchange Matters

        Government agencies in the U.S. and other jurisdictions are conducting investigations or making inquiries regarding trading on the foreign exchange markets. Citigroup has received requests for information and is cooperating with the investigations and inquiries and responding to the requests.

Interbank Offered Rates—Related Litigation and Other Matters

        Antitrust and Other Litigation:    On August 23, 2013, Judge Buchwald issued a decision (i) resolving several motions filed after her March 29, 2013 order, which dismissed many of the claims asserted by plaintiffs in the multi-district litigation captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION (the LIBOR MDL), appearing under docket number 1:11-md-2262 (S.D.N.Y.), and (ii) continuing the stay of all actions that were consolidated into the LIBOR MDL after June 29, 2012. Pursuant to the August 23, 2013 decision, on September 10, 2013, consolidated second amended complaints were filed by interim lead plaintiffs for the putative classes of (i) over-the-counter purchasers of derivative instruments tied to USD LIBOR and (ii) purchasers of exchange-traded derivative instruments tied to USD LIBOR. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR. The over-the-counter purchasers assert claims under the Sherman Act and for unjust enrichment and breach of the implied covenant of good faith and fair dealing. The purchasers of exchange-traded derivative instruments assert claims under the Commodity Exchange Act and the Sherman Act and for unjust enrichment.

        Three individual actions were filed in federal courts in Iowa and Kansas in August and September 2013 against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks, by various investment companies and federal credit unions. These actions assert federal and state antitrust claims, as well as claims under state law theories, and seek compensatory damages, various forms of enhanced damages, attorneys' fees, and injunctive relief. Additional information concerning these actions is publicly available in court filings under docket numbers 4:13-cv-334 (S.D. Iowa) (Pratt. J.), 4:13-cv-335 (S.D. Iowa) (Rose, J.), and 2:13-cv-2497 (D. Kan.) (Vratil, J.).

        On October 31, 2013, the Federal National Mortgage Association filed an individual action against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks and the British Bankers Association, asserting various state law claims, including breach of contract, breach of the implied covenant of good faith, and fraud. The complaint seeks compensatory damages, consequential damages, punitive damages, and attorneys' fees. Additional information concerning this action is publicly available in court filings under docket number 1:13-cv-7720 (S.D.N.Y.).

Interchange Fees Litigation

        The United States District Court for the Eastern District of New York held a hearing on September 12, 2013 to consider whether the class settlements should be finally approved. Numerous merchants, including large national merchants, have requested exclusion (opted out) from the class settlements, and some of those opting out have filed complaints against Visa, MasterCard, and in some instances one or more issuing banks. Two of these suits, 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL., and SPEEDY STOP FOOD STORES, LLC, ET AL. v. VISA INC., ET AL., name Citigroup as a defendant. Additional information concerning these actions is publicly available in court filings under docket numbers 1:13-CV-04442 (S.D.N.Y.) (Hellerstein, J.) and 13-10-75377A (Tex. D. Ct).

Settlement Payments

        Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

*            *            *

        Additional matters asserting claims similar to those described above may be filed in the future.

LEGAL PROCEEDINGS

        For a discussion of Citigroup's litigation and related matters, see Note 24 to the Consolidated Financial Statements.

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities

        None.

Equity Security Repurchases

        The following table summarizes Citigroup's equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended September 30, 2013:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
July 2013
Open market repurchases(1)	1.7	$49.54	$936
Employee transactions(2)	—	—	N/A
August 2013
Open market repurchases(1)	3.9	49.65	740
Employee transactions(2)	—	—	N/A
September 2013
Open market repurchases(1)	3.2	49.63	582
Employee transactions(2)	—	—	N/A

Total	8.8	$49.62	$582

(1)
Represents repurchases under the $1.2 billion 2013 common stock repurchase program (2013 Repurchase Program) that was approved by Citigroup's Board of Directors and announced on April 25, 2013. Shares repurchased under the 2013 Repurchase Program are treasury stock. (See "Unregistered Sales of Equity, Purchases of Equity Securities, Dividends—Equity Security Repurchases" in the First Quarter of 2013 Form 10-Q for additional information.)

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi's employee restricted stock program where certain shares are withheld to satisfy tax requirements.

N/A Not applicable

Dividends

        Any dividend on Citi's outstanding common stock would also be subject to regulatory approval and need to be made in compliance with Citi's obligations to its outstanding preferred stock.

Exhibits

        See Exhibit Index.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of November, 2013.

CITIGROUP INC. (Registrant)
By	/s/ JOHN C. GERSPACH John C. Gerspach Chief Financial Officer (Principal Financial Officer)
By	/s/ JEFFREY R. WALSH Jeffrey R. Walsh Controller and Chief Accounting Officer (Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.01	+	Restated Certificate of Incorporation of the Company, as amended, as in effect on the date hereof.
10.01	*+	Form of Citigroup Inc. 2014 CAP/DCAP Agreement.
12.01	+	Calculation of Ratio of Income to Fixed Charges.
12.02	+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.
31.01	+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.01	+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended September 30, 2013, filed on November 1, 2013, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

*
Denotes a management contract or compensatory plan or arrangement.

+
Filed herewith