Form 10-K
period 2013-12-31
CITIGROUP INC
filed 2014-03-03
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2013 was approximately $145.7 billion.
Number of shares of Citigroup Inc. common stock outstanding on January 31, 2014: 3,036,458,909
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on April 22, 2014, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.
Available on the web at www.citigroup.com

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	4–34, 38, 141–145,
148–149, 179,
330–334

1A.	Risk Factors	57–69

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	332–333

3.	Legal Proceedings	334

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common
Equity, Related Stockholder Matters,
and Issuer Purchases of Equity
	Securities	158–159, 186, 327,
335–336, 338

6.	Selected Financial Data	10–11

7.	Management’s Discussion and
Analysis of Financial Condition and
	Results of Operations	6–40, 70–140

7A.	Quantitative and Qualitative
	Disclosures About Market Risk	70–140, 180–182,
209–244, 252–310

8.	Financial Statements and
	Supplementary Data	153–329

9.	Changes in and Disagreements with
Accountants on Accounting and
	Financial Disclosure	Not Applicable

9A.	Controls and Procedures	146–147

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and
	Corporate Governance	337–338, 340*

11.	Executive Compensation	**

12.	Security Ownership of Certain
Beneficial Owners and Management
	and Related Stockholder Matters	***

13.	Certain Relationships and Related
Transactions and Director
	Independence	****

14.	Principal Accountant Fees and
	Services	*****

Part IV

15.	Exhibits and Financial Statement
Schedules

*
For additional information regarding Citigroup’s Directors, see “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 22, 2014, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See “Executive Compensation—The Personnel and Compensation Committee Report,” “—Compensation Discussion and Analysis” and “—2013 Summary Compensation Table” in the Proxy Statement, incorporated herein by reference.

***	See “About the Annual Meeting,” “Stock Ownership” and “Proposal 4, Approval of Amendment to the Citigroup 2009 Stock Incentive Plan” in the Proxy Statement, incorporated herein by reference.
****
See “Corporate Governance—Director Independence,” “—Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation,” and “—Indebtedness” in the Proxy Statement, incorporated herein by reference.

*****	See “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

CITIGROUP'S 2013 ANNUAL REPORT ON FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—INTERNAL CONTROL OVER FINANCIAL REPORTING	151
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—CONSOLIDATED FINANCIAL STATEMENTS	152
FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS	153
CONSOLIDATED FINANCIAL STATEMENTS	154
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	163
FINANCIAL DATA SUPPLEMENT	324
SUPERVISION, REGULATION AND OTHER	325
Supervision and Regulation
Disclosure Pursuant to Section 119 of the Iran Threat Reduction and Syria Human Rights Act
Customers
Competition
Properties
LEGAL PROCEEDINGS	329
UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS	330
CORPORATE INFORMATION	337
Citigroup Executive Officers
CITIGROUP BOARD OF DIRECTORS	340

OVERVIEW

Citigroup’s history dates back to the founding of Citibank in 1812. Citigroup’s original corporate predecessor was incorporated in 1988 under the laws of the State of Delaware. Following a series of transactions over a number of years, Citigroup Inc. was formed in 1998 upon the merger of Citicorp and Travelers Group Inc.
Citigroup is a global diversified financial services holding company, whose businesses provide consumers, corporations, governments and institutions with a broad range of financial products and services, including consumer banking and credit, corporate and investment banking, securities brokerage, transaction services and wealth management. Citi has approximately 200 million customer accounts and does business in more than 160 countries and jurisdictions.
At December 31, 2013, Citi had approximately 251,000 full-time employees, compared to approximately 259,000 full-time employees at December 31, 2012.
Citigroup currently operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of Citi’s Global Consumer Banking businesses and Institutional Clients Group; and Citi Holdings, consisting of businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. For a further description of the business segments and the products and services they provide, see “Citigroup Segments” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.
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

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation. For information on certain recent such reclassifications, see Citi’s Forms 8-K furnished to the SEC on May 17, 2013 and August 30, 2013.

Please see “Risk Factors” and "Forward-Looking Statements" below for a discussion of the most significant risks and uncertainties that could impact Citigroup’s businesses, financial condition and results of operations.

As described above, Citigroup is managed pursuant to the following segments:
* Effective in the first quarter of 2014, certain business activities within Securities and Banking and Transaction Services will be realigned and aggregated as Banking and Markets and Securities Services components within the ICG segment. The change is due to the realignment of the management structure within the ICG segment and will have no impact on any total segment-level information. Citi intends to release a revised Quarterly Financial Data Supplement reflecting this realignment prior to the release of first quarter of 2014 earnings information.
The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
Overview

2013—Steady Progress on Execution Priorities and Strategy Despite Continued Challenging Operating Environment
2013 represented a continued challenging operating environment for Citigroup in several respects, including:

•	changing expectations regarding the Federal Reserve Board’s tapering of quantitative easing and the impact of this uncertainty on the markets, trading environment and customer activity;

•	the increasing costs of legal settlements across the financial services industry as Citi continued to work through its legacy legal issues; and

•	a continued low interest rate environment.

These issues significantly impacted Citi’s results of operations, particularly during the second half of 2013. Despite these challenges, however, Citi made progress on its execution priorities as identified in early 2013, including:

•
Efficient resource allocation, including disciplined expense management—During 2013, Citi completed the significant repositioning actions announced in the fourth quarter of 2012, which resulted in the exit of markets that do not fit Citi’s strategy and contributed to the reduction in its operating expenses year-over-year (see discussion below).

•
Continued focus on the wind down of Citi Holdings and getting Citi Holdings closer to “break even”—Citi Holdings’ assets declined by $39 billion, or 25%, during 2013, and the net loss for this segment improved by approximately 49% (see discussion below). Citi also was able to resolve certain of its legacy legal issues during 2013, including entering into agreements with Fannie Mae and Freddie Mac relating to residential mortgage representation and warranty repurchase matters.

•	Utilization of deferred tax assets (DTAs)—Citi utilized approximately $2.5 billion of its DTAs during 2013, including $700 million in the fourth quarter.

While making good progress on these initiatives in 2013, Citi expects the operating environment in 2014 to remain challenging. Short-term interest rates likely will remain low for some time, and thus spread compression could continue to impact most of Citi’s major geographies during the year. (As used throughout this Form 10-K, spread compression refers to the reduction in net interest revenue as a percentage of loans or deposits, as applicable, driven by either lower yields on interest-earning assets or higher costs to fund such assets, or a combination thereof). Given the current litigation and regulatory environment, Citi expects its legal and related expenses will likely remain elevated in 2014. There continues to be uncertainty regarding tapering by the Federal Reserve

Board and its impact on the markets, including the emerging markets, and global trading environment. In addition, despite an improved economic environment in 2013, there continues to be questions about the sustainability and pace of ongoing improvement in various markets. Finally, Citi continues to face significant regulatory changes, uncertainties and costs in the U.S. and non-U.S. jurisdictions in which it operates. For a more detailed discussion of these and other risks that could impact Citi’s businesses, results of operations and financial condition during 2014, see “Risk Factors” below.
Despite these ongoing challenges, however, Citi remains highly focused on the continued execution of the priorities discussed above and its strategy, which continues to be to wind down Citi Holdings as soon as practicable in an economically rational manner and leverage its unique global network to:

•	be a leading provider of financial services to the world’s largest multi-national corporations and investors; and

•	be the preeminent bank for the emerging affluent and affluent consumers in the world’s largest urban centers.

2013 Summary Results

Citigroup
Citigroup reported net income of $13.7 billion and diluted earnings per share of $4.35 in 2013, compared to $7.5 billion and $2.44 per share, respectively, in 2012. In 2013, results included a credit valuation adjustment (CVA) on derivatives (counterparty and own-credit), net of hedges, and debt valuation adjustment (DVA) on Citi’s fair value option debt of a pretax loss of $342 million ($213 million after-tax) as Citi’s credit spreads tightened during the year, compared to a pretax loss of $2.3 billion ($1.4 billion after-tax) in 2012. Results in the third quarter of 2013 also included a $176 million tax benefit, compared to a $582 million tax benefit in the third quarter of 2012, each of which related to the resolution of certain tax audit items and were recorded in Corporate/Other. In addition, 2013 results included a $189 million after-tax benefit related to the divestiture of Credicard, Citi’s non-Citibank branded cards and consumer finance business in Brazil (Credicard), recorded in Corporate/Other (see Note 2 to the Consolidated Financial Statements). Citigroup’s 2012 results included a pretax loss of $4.6 billion ($2.9 billion after-tax) related to the sale of minority investments (for additional information, see “Corporate/Other” below), as well as approximately $1.0 billion of fourth quarter 2012 pretax repositioning charges ($653 million after-tax).
Excluding the items above, Citi’s net income was $13.5 billion, or $4.30 per diluted share in 2013, up 11% compared to $11.9 billion, or $3.86 per share, in the prior year, as higher revenues, lower operating expenses and lower net credit losses were partially offset by a lower net loan loss reserve release and a higher effective tax rate in 2013 (see Note 9 to the Consolidated Financial Statements). (Citi’s results of operations excluding the impact of CVA/DVA, the impact of the Credicard divestiture, the impact of minority investments, the repositioning charges in the fourth quarter of 2012 and the impact of the tax benefits, each as discussed above, are non-GAAP financial measures. Citi believes the presentation of its results of operations excluding these impacts provides a more meaningful depiction of the underlying fundamentals of its businesses.)
Citi’s revenues, net of interest expense, were $76.4 billion in 2013, up 10% versus the prior year. Excluding CVA/DVA and the impact of minority investments in 2012, revenues were $76.7 billion, up 1%, as revenues in Citi Holdings increased 22% compared to the prior year, while revenues in Citicorp were broadly unchanged. Net interest revenues of $46.8 billion were unchanged versus the prior year, largely driven by continued spread compression in Transaction Services in Citicorp, offset by improvements in Citi Holdings, principally reflecting lower funding costs. Excluding CVA/DVA and the impact of minority investments in 2012, non-interest revenues of $29.9 billion were up 2% from the prior year, principally driven by higher revenues in Securities and Banking, Latin America Regional Consumer Banking (RCB) and Transaction Services in Citicorp, as well as the absence of repurchase reserve builds for representation and warranty claims in Citi Holdings. The increase was partially offset by a decline in mortgage origination revenues, due to significantly lower U.S. mortgage refinancing activity in North America RCB, particularly in the second half of 2013.

Operating Expenses
Citigroup expenses decreased 3% versus the prior year to $48.4 billion. In 2013, Citi incurred legal and related costs of $3.0 billion, compared to $2.8 billion in the prior year. Excluding legal and related costs, the repositioning charges in the fourth quarter of 2012 and the impact of foreign exchange translation into U.S. dollars for reporting purposes (FX translation), which lowered reported expenses by approximately $600 million in 2013 compared to 2012, operating expenses remained relatively unchanged at $45.4 billion compared to $45.5 billion in the prior year. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures. Citigroup believes the presentation of its results of operations excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of its businesses impacted by FX translation.)
Citicorp’s expenses were $42.5 billion, down 5% from the prior year, primarily reflecting efficiency savings and lower legal and related costs and repositioning charges, partially offset by volume-related expenses and ongoing investments in the businesses. In addition, as disclosed on February 28, 2014, Citicorp’s expenses in the fourth quarter of 2013 were impacted as a result of a fraud discovered in Banco Nacional de Mexico (Banamex), a Citi subsidiary in Mexico. The fraud increased fourth quarter of 2013 operating expenses in Transaction Services by an estimated $400 million, with an offset to compensation expense of approximately $40 million associated with the Banamex variable compensation plan. For further information, see “Institutional Clients Group—Transaction Services” below and Note 29 to the Consolidated Financial Statements.

Citi Holdings expenses increased 13% year-over-year to $5.9 billion, primarily due to higher legal and related expenses, partially offset by the continued decline in assets and the resulting decline in operating expenses.

Credit Costs and Allowance for Loan Losses
Citi’s total provisions for credit losses and for benefits and claims of $8.5 billion declined 25% from the prior year. Net credit losses of $10.5 billion were down 26% from 2012. Consumer net credit losses declined 27% to $10.3 billion, reflecting improvements in the North America mortgage portfolio within Citi Holdings, as well as North America Citi-branded cards and Citi retail services portfolios in Citicorp. Corporate net credit losses decreased 10% year-over-year to $201 million, driven primarily by continued credit improvement in Securities and Banking in Citicorp.
The net release of allowance for loan losses and unfunded lending commitments was $2.8 billion in 2013, 27% lower than 2012. Citicorp’s net reserve release declined 66% to $736 million, primarily due to a lower reserve release in North America Citi-branded cards and Citi retail services and volume-related loan loss reserve builds in international Global Consumer Banking (GCB). Citi Holdings net reserve release increased 27% to $2.0 billion, substantially all of which related to the North America mortgage portfolio. $2.6 billion of the $2.8 billion net reserve release related to Consumer lending, with the remainder applicable to Corporate.
Citigroup’s total allowance for loan losses was $19.6 billion at year-end 2013, or 2.98% of total loans, compared to $25.5 billion, or 3.92%, at the end of the prior year. The decline in the total allowance for loan losses reflected the continued wind down of Citi Holdings and overall continued improvement in the credit quality of the loan portfolios.
The Consumer allowance for loan losses was $17.1 billion, or 4.35% of total Consumer loans, at year-end 2013, compared to $22.7 billion, or 5.57% of total loans, at year-end 2012. Total non-accrual assets fell to $9.4 billion, a 22% reduction compared to year-end 2012. Corporate non-accrual loans declined 18% to $1.9 billion, while Consumer non-accrual loans declined 23% to $7.0 billion, both reflecting continued credit improvement.

Capital
Citigroup’s Tier 1 Capital and Tier 1 Common ratios were 13.7% and 12.6% as of December 31, 2013, respectively, compared to 14.1% and 12.7% as of December 31, 2012. Citi’s estimated Tier 1 Common ratio under Basel III was 10.6% at year-end 2013, up from an estimated 8.7% at year-end 2012. Citigroup’s estimated Basel III Supplementary Leverage ratio for the fourth quarter 2013 was 5.4%. (For additional information on Citi’s estimated Basel III Tier 1 Common ratio, Supplementary Leverage ratio and related components, see “Risk Factors—Regulatory Risks” and “Capital Resources” below.)

Citicorp
Citicorp net income increased 11% from the prior year to $15.6 billion. The increase largely reflected a lower impact of CVA/DVA and lower repositioning charges, partially offset by higher provisions for income taxes. CVA/DVA, recorded in Securities and Banking, was a negative $345 million in 2013, compared to negative $2.5 billion in the prior year (for a summary of CVA/DVA by business within Securities and Banking for 2013 and comparable periods, see “Institutional Clients Group” below). Results in the third quarter of 2013 also included the $176 million tax benefit in 2013, compared to the $582 million tax benefit in the third quarter of 2012, and the $189 million after-tax benefit related to the divestiture of Credicard. Citicorp’s full year 2012 results included a pretax loss of $53 million ($34 million after-tax) related to the sale of minority investments as well as $951 million of pretax repositioning charges in the fourth quarter of 2012 ($604 million after-tax).
Excluding these items, Citicorp’s net income was $15.4 billion, down 1% from the prior year, as lower operating expenses and lower net credit losses were largely offset by a lower net loan loss reserve release and a higher effective tax rate in 2013.
Citicorp revenues, net of interest expense, increased 3% from the prior year to $71.8 billion. Excluding CVA/DVA and the impact of minority investments, Citicorp revenues were $72.2 billion in 2013, relatively unchanged from 2012. GCB revenues of $38.2 billion declined 2% versus the prior year. North America GCB revenues declined 6% to $19.8 billion, and international GCB revenues (consisting of Asia RCB, Latin America RCB and EMEA RCB) increased 1% year-over-year to $18.4 billion. Excluding the impact of FX translation, international GCB revenues rose 3% year-over-year, driven by 7% revenue growth in Latin America RCB, partially offset by a 1% revenue decline in both EMEA RCB and Asia RCB. Securities and Banking revenues were $23.0 billion in 2013, up 15% from the prior year. Excluding CVA/DVA, Securities and Banking revenues were $23.4 billion, or 4% higher than the prior year. Transaction Services revenues were $10.6 billion, down 1% from the prior year, but relatively unchanged excluding the impact of FX translation (for the impact of FX translation on 2013 results of operations for each of EMEA RCB, Latin America RCB, Asia RCB and Transaction Services, see the table accompanying the discussion of each respective business’ results of operations below). Corporate/Other revenues, excluding the impact of minority investments, increased to $77 million from $17 million in the prior year, mainly reflecting hedging gains.
In North America RCB, the revenue decline was driven by lower mortgage origination revenues due to the significant decline in U.S. mortgage refinancing activity, particularly in the second half of the year, partially offset by higher revenues in Citi retail services, mostly driven by the Best Buy portfolio acquisition in the third quarter of 2013. North America RCB average deposits of $166 billion grew 8% year-over-year and average retail loans of $43 billion grew 3%. Average card loans of $107 billion declined 2%, driven by increased payment rates resulting from ongoing consumer deleveraging, while card purchase sales of $240 billion increased 3% versus the prior year. For additional information on the results of operations of North America RCB for 2013, see “Global Consumer Banking—North America Regional Consumer Banking” below.

Year-over-year, international GCB average deposits declined 2%, while average retail loans increased 6%, investment sales increased 15%, average card loans increased 3%, and international card purchase sales increased 7%, all excluding Credicard and the impact of FX translation. The decline in Asia RCB revenues, excluding the impact of FX translation, reflected the continued impact of spread compression, regulatory changes in certain markets and the ongoing repositioning of Citi’s franchise in Korea. For additional information on the results of operations of Asia RCB for 2013, see “Global Consumer Banking—Asia Regional Consumer Banking” below.
In Securities and Banking, fixed income markets revenues of $13.1 billion, excluding CVA/DVA, declined 7% from the prior year, primarily reflecting industry-wide weakness in rates and currencies, partially offset by strong performance in credit-related and securitized products and commodities. Equity markets revenues of $3.0 billion in 2013, excluding CVA/DVA, were 22% above the prior year driven primarily by market share gains, continued improvement in cash and derivative trading performance and a more favorable market environment. Investment banking revenues rose 8% from the prior year to $4.0 billion, principally driven by higher revenues in equity underwriting and advisory, partially offset by lower debt underwriting revenues. Lending revenues of $1.2 billion increased 40% from the prior year, driven by lower mark-to-market losses on hedges related to accrual loans due to less significant credit spread tightening versus 2012. Excluding the mark-to-market on hedges related to accrual loans, core lending revenues decreased 4%, primarily due to increased hedge premium costs and moderately lower loan balances, partially offset by higher spreads. Private Bank revenues of $2.5 billion increased 4% from the prior year, excluding CVA/DVA, with growth across all regions and products, particularly in managed investments and capital markets. For additional information on the results of operations of Securities and Banking for 2013, see “Institutional Clients Group—Securities and Banking” below.
In Transaction Services, growth from higher deposit balances, trade loans and fees from increased market volumes was offset by continued spread compression. Excluding the impact of FX translation, Securities and Fund Services revenues increased 4%, as growth in settlement volumes and assets under custody were partially offset by spread compression related to deposits. Treasury and Trade Solutions revenues decreased 1% excluding the impact of FX translation, as the ongoing impact of spread compression globally was partially offset by higher balances and fee growth. For additional information on the results of operations of Transaction Services for 2013, see “Institutional Clients Group—Transaction Services” below.
Citicorp end-of-period loans increased 6% year-over-year to $573 billion, with 2% growth in Consumer loans and 11% growth in Corporate loans.

Citi Holdings
Citi Holdings’ net loss was $1.9 billion in 2013 compared to a $6.5 billion net loss in 2012. The decline in the net loss year-over-year was primarily driven by the absence of the 2012 pretax loss of $4.7 billion ($2.9 billion after-tax) related to the Morgan Stanley Smith Barney joint venture (MSSB). Excluding the 2012 MSSB loss, $77 million ($49 million after-tax) of repositioning charges in the fourth quarter 2012 and CVA/DVA (positive $3 million in 2013 compared to positive $157 million in 2012), Citi Holdings net loss of $1.9 billion in 2013 improved 49% from a net loss of $3.7 billion in the prior year. The improvement in the net loss was due to significantly lower provisions for credit losses and higher revenue, partially offset by the increase in expenses driven by higher legal and related costs, as discussed above.
Citi Holdings revenues increased to $4.5 billion, compared to a negative $792 million in the prior year. Excluding the 2012 MSSB loss and CVA/DVA, Citi Holdings revenues were $4.5 billion in 2013 compared to $3.7 billion in the prior year. Net interest revenues increased 22% year-over-year to $3.2 billion, largely driven by lower funding costs. Non-interest revenues, excluding the 2012 MSSB loss and CVA/DVA, increased 21% to $1.4 billion, primarily driven by lower asset marks and the lower repurchase reserve builds, partially offset by lower consumer revenues and gains on asset sales.
Citi Holdings assets declined 25% year-over-year to $117 billion as of year-end 2013, and represented approximately 6% of total Citi’s GAAP assets and 19% of its estimated risk-weighted assets under Basel III (based on the “Advanced Approaches” for determining risk-weighted assets).

RESULTS OF OPERATIONS
FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1

In millions of dollars, except per-share amounts and ratios	2013	2012	2011	2010	2009
Net interest revenue	$46,793	$46,686	$47,649	$53,539	$47,973
Non-interest revenue	29,573	22,442	29,682	32,237	31,592
Revenues, net of interest expense	$76,366	$69,128	$77,331	$85,776	$79,565
Operating expenses	48,355	49,974	50,250	46,851	47,371
Provisions for credit losses and for benefits and claims	8,514	11,329	12,359	25,809	39,970
Income (loss) from continuing operations before income taxes	$19,497	$7,825	$14,722	$13,116	$(7,776)
Income taxes (benefits)	5,867	7	3,575	2,217	(6,716)
Income (loss) from continuing operations	$13,630	$7,818	$11,147	$10,899	$(1,060)
Income (loss) from discontinued operations, net of taxes (1)	270	(58)	68	(16)	(451)
Net income (loss) before attribution of noncontrolling interests	$13,900	$7,760	$11,215	$10,883	$(1,511)
Net income (loss) attributable to noncontrolling interests	227	219	148	281	95
Citigroup’s net income (loss)	$13,673	$7,541	$11,067	$10,602	$(1,606)
Less:
Preferred dividends-Basic	$194	$26	$26	$9	$2,988
Impact of the conversion price reset related to the $12.5 billion convertible preferred stock private issuance-Basic	—	—	—	—	1,285
Preferred stock Series H discount accretion-Basic	—	—	—	—	123
Impact of the public and private preferred stock exchange offers	—	—	—	—	3,242
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	263	166	186	90	2
Income (loss) allocated to unrestricted common shareholders for Basic EPS	$13,216	$7,349	$10,855	$10,503	$(9,246)
Less: Convertible preferred stock dividends	—	—	—	—	(540)
Add: Interest expense, net of tax, on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to diluted EPS	1	11	17	2	—
Income (loss) allocated to unrestricted common shareholders for diluted EPS (2)	$13,217	$7,360	$10,872	$10,505	$(8,706)
Earnings per share (3)
Basic (3)
Income (loss) from continuing operations	$4.27	$2.53	$3.71	$3.64	$(7.60)
Net income (loss)	4.35	2.51	3.73	3.65	(7.99)
Diluted (2)(3)
Income (loss) from continuing operations	$4.26	$2.46	$3.60	$3.53	$(7.60)
Net income (loss)	4.35	2.44	3.63	3.54	(7.99)
Dividends declared per common share (3)	0.04	0.04	0.03	—	0.10

Statement continues on the next page, including notes to the table.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

	Citigroup Inc. and Consolidated Subsidiaries
In millions of dollars, except per-share amounts, ratios and direct staff	2013	2012	2011	2010	2009
At December 31:
Total assets	$1,880,382	$1,864,660	$1,873,878	$1,913,902	$1,856,646
Total deposits	968,273	930,560	865,936	844,968	835,903
Long-term debt	221,116	239,463	323,505	381,183	364,019
Citigroup common stockholders’ equity	197,601	186,487	177,494	163,156	152,388
Total Citigroup stockholders’ equity	204,339	189,049	177,806	163,468	152,700
Direct staff (in thousands)	251	259	266	260	265
Ratios
Return on average assets	0.73%	0.39%	0.55%	0.53%	(0.08)%
Return on average common stockholders’ equity (4)	7.0	4.1	6.3	6.8	(9.4)
Return on average total stockholders’ equity (4)	6.9	4.1	6.3	6.8	(1.1)
Efficiency ratio	63	72	65	55	60
Tier 1 Common (5)(8)	12.64%	12.67%	11.80%	10.75%	9.60%
Tier 1 Capital (8)	13.68	14.06	13.55	12.91	11.67
Total Capital (8)	16.65	17.26	16.99	16.59	15.25
Leverage (6)	8.21	7.48	7.19	6.60	6.87
Citigroup common stockholders’ equity to assets	10.51%	10.00%	9.47%	8.52%	8.21%
Total Citigroup stockholders’ equity to assets	10.87	10.14	9.49	8.54	8.22
Dividend payout ratio (7)	0.9	1.6	0.8	NM	NM
Book value per common share (3)	$65.23	$61.57	$60.70	$56.15	$53.50
Ratio of earnings to fixed charges and preferred stock dividends	2.16x	1.37x	1.60x	1.51x	NM

(1)
Discontinued operations for 2009-2013 include the sale of Credicard. Discontinued operations in 2012 include a carve-out of Citi’s liquid strategies business within Citi Capital Advisors. Discontinued operations in 2012 and 2011 reflect the sale of the Egg Banking credit card business. Discontinued operations for 2009 reflect the sale of Nikko Cordial Securities, Citi’s German retail banking operations and the sale of CitiCapital’s equipment finance unit. Discontinued operations for 2009–2010 also include the sale of Citi’s Travelers Life & Annuity, substantially all of Citigroup’s international insurance business, and Citi’s Argentine pension business. Discontinued operations for the second half of 2010 also reflect the sale of the Student Loan Corporation. See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

(2)
The diluted EPS calculation for 2009 utilizes basic shares and income allocated to unrestricted common stockholders (Basic) due to the negative income allocated to unrestricted common stockholders. Using diluted shares and income allocated to unrestricted common stockholders (Diluted) would result in anti-dilution.

(3)	All per share amounts and Citigroup shares outstanding for all periods reflect Citi’s 1-for-10 reverse stock split, which was effective May 6, 2011.

(4)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(5)
As currently defined by the U.S. banking regulators, the Tier 1 Common ratio represents Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests in subsidiaries and qualifying trust preferred securities divided by risk-weighted assets.

(6)	The leverage ratio represents Tier 1 Capital divided by quarterly adjusted average total assets.

(7)	Dividends declared per common share as a percentage of net income per diluted share.
(8) Effective January 1, 2013, computed under Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5).

Note: The following accounting changes were adopted by Citi during the respective years:

•	On January 1, 2010, Citi adopted ASC 810, Consolidation (formerly SFAS 166/167). Prior periods have not been restated as the standards were adopted prospectively.

•
On January 1, 2009, Citi adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (now ASC 810-10-45-15, Consolidation: Noncontrolling Interest in a Subsidiary), and FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (now ASC 260-10-45-59A, Earnings Per Share: Participating Securities and the Two-Class Method). All prior periods have been restated to conform to the current period’s presentation.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
The following tables show the income (loss) and revenues for Citigroup on a segment and business view:
CITIGROUP INCOME

In millions of dollars	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$4,068	$4,728	$4,011	(14)%	18%
EMEA	59	(37)	79	NM	NM
Latin America	1,435	1,468	1,673	(2)	(12)
Asia	1,570	1,796	1,903	(13)	(6)
Total	$7,132	$7,955	$7,666	(10)%	4%
Securities and Banking
North America	$2,701	$1,250	$1,284	NM	(3)%
EMEA	1,562	1,360	2,005	15	(32)
Latin America	1,189	1,249	916	(5)	36
Asia	1,263	834	904	51	(8)
Total	$6,715	$4,693	$5,109	43%	(8)%
Transaction Services
North America	$541	$466	$408	16%	14%
EMEA	926	1,184	1,072	(22)	10
Latin America	451	642	623	(30)	3
Asia	998	1,108	1,148	(10)	(3)
Total	$2,916	$3,400	$3,251	(14)%	5%
Institutional Clients Group	$9,631	$8,093	$8,360	19%	(3)%
Corporate/Other	$(1,259)	$(1,702)	$(808)	26%	NM
Total Citicorp	$15,504	$14,346	$15,218	8%	(6)%
Citi Holdings	$(1,874)	$(6,528)	$(4,071)	71%	(60)%
Income from continuing operations	$13,630	$7,818	$11,147	74%	(30)%
Discontinued operations	$270	$(58)	$68	NM	NM
Net income attributable to noncontrolling interests	227	219	148	4%	48%
Citigroup’s net income	$13,673	$7,541	$11,067	81%	(32)%
NM Not meaningful

CITIGROUP REVENUES

In millions of dollars	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
CITICORP
Global Consumer Banking
North America	$19,778	$20,949	$20,026	(6)%	5%
EMEA	1,449	1,485	1,529	(2)	(3)
Latin America	9,318	8,758	8,547	6	2
Asia	7,624	7,928	8,023	(4)	(1)
Total	$38,169	$39,120	$38,125	(2)%	3%
Securities and Banking
North America	$9,045	$6,473	$7,925	40%	(18)%
EMEA	6,462	6,437	7,241	—	(11)
Latin America	2,840	2,913	2,264	(3)	29
Asia	4,671	4,199	4,270	11	(2)
Total	$23,018	$20,022	$21,700	15%	(8)%
Transaction Services
North America	$2,502	$2,554	$2,437	(2)%	5%
EMEA	3,533	3,488	3,397	1	3
Latin America	1,822	1,770	1,684	3	5
Asia	2,703	2,896	2,913	(7)	(1)
Total	$10,560	$10,708	$10,431	(1)%	3%
Institutional Clients Group	$33,578	$30,730	$32,131	9%	(4)%
Corporate/Other	$77	$70	$762	10%	(91)%
Total Citicorp	$71,824	$69,920	$71,018	3%	(2)%
Citi Holdings	$4,542	$(792)	$6,313	NM	NM
Total Citigroup net revenues	$76,366	$69,128	$77,331	10%	(11)%
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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of Regional Consumer Banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Securities and Banking and Transaction Services). Citicorp also includes Corporate/Other. At December 31, 2013, Citicorp had approximately $1.8 trillion of assets and $932 billion of deposits, representing 94% of Citi’s total assets and 96% of Citi’s total deposits, respectively.

In millions of dollars except as otherwise noted	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Net interest revenue	$43,609	$44,067	$43,923	(1)%	—%
Non-interest revenue	28,215	25,853	27,095	9	(5)
Total revenues, net of interest expense	$71,824	$69,920	$71,018	3%	(2)%
Provisions for credit losses and for benefits and claims
Net credit losses	$7,393	$8,389	$11,111	(12)%	(24)%
Credit reserve build (release)	(826)	(2,222)	(5,074)	63	56
Provision for loan losses	$6,567	$6,167	$6,037	6%	2%
Provision for benefits and claims	212	236	193	(10)	22
Provision for unfunded lending commitments	90	40	92	NM	(57)
Total provisions for credit losses and for benefits and claims	$6,869	$6,443	$6,322	7%	2%
Total operating expenses	$42,455	$44,731	$43,793	(5)%	2%
Income from continuing operations before taxes	$22,500	$18,746	$20,903	20%	(10)%
Provisions for income taxes	6,996	4,400	5,685	59	(23)
Income from continuing operations	$15,504	$14,346	$15,218	8%	(6)%
Income (loss) from discontinued operations, net of taxes	270	(58)	68	NM	NM
Noncontrolling interests	211	216	29	(2)	NM
Net income	$15,563	$14,072	$15,257	11%	(8)%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,763	$1,709	$1,649	3%	4%
Average assets	1,748	1,717	1,684	2	2
Return on average assets	0.89%	0.82%	0.91%
Efficiency ratio (Operating expenses/Total revenues)	59	64	62
Total EOP loans	$573	$540	$507	6	7
Total EOP deposits	932	863	804	8	7
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 3,729 branches in 36 countries around the world as of December 31, 2013. For the year ended December 31, 2013, GCB had approximately $395 billion of average assets and $328 billion of average deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. As of December 31, 2013, Citi had consumer banking operations in 121, or 81%, of the world’s top 150 cities. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. Consistent with its overall strategy, Citi intends to continue to optimize its branch footprint and further concentrate its presence in major metropolitan areas.

In millions of dollars except as otherwise noted	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Net interest revenue	$28,668	$28,686	$28,930	—%	(1)%
Non-interest revenue	9,501	10,434	9,195	(9)	13
Total revenues, net of interest expense	$38,169	$39,120	$38,125	(2)%	3%
Total operating expenses	$20,608	$21,316	$20,753	(3)%	3%
Net credit losses	$7,211	$8,107	$10,489	(11)%	(23)%
Credit reserve build (release)	(669)	(2,176)	(4,515)	69	52
Provisions for unfunded lending commitments	37	—	3	—	(100)
Provision for benefits and claims	212	237	192	(11)	23
Provisions for credit losses and for benefits and claims	$6,791	$6,168	$6,169	10%	—%
Income from continuing operations before taxes	$10,770	$11,636	$11,203	(7)%	4%
Income taxes	3,638	3,681	3,537	(1)	4
Income from continuing operations	$7,132	$7,955	$7,666	(10)%	4%
Noncontrolling interests	17	3	—	NM	—
Net income	$7,115	$7,952	$7,666	(11)%	4%
Balance Sheet data (in billions of dollars)
Average assets	$395	$388	$377	2%	3%
Return on average assets	1.81%	2.07%	2.06%
Efficiency ratio	54	54	54
Total EOP assets	$405	$404	$385	—	5
Average deposits	328	322	314	2	3
Net credit losses as a percentage of average loans	2.50%	2.87%	3.85%
Revenue by business	.
Retail banking	$16,945	$18,182	$16,517	(7)%	10%
Cards (1)	21,224	20,938	21,608	1	(3)
Total	38,169	39,120	38,125	(2)%	3%
Income from continuing operations by business
Retail banking	$2,136	$3,048	$2,591	(30)%	18%
Cards (1)	4,996	4,907	5,075	2	(3)
Total	$7,132	$7,955	$7,666	(10)%	4%
(Table continues on following page.)

Foreign Currency (FX) Translation Impact
Total revenue-as reported	$38,169	$39,120	$38,125	(2)%	3%
Impact of FX translation (2)	—	(286)	(896)
Total revenues-ex-FX	$38,169	$38,834	$37,229	(2)%	4%
Total operating expenses-as reported	$20,608	$21,316	$20,753	(3)%	3%
Impact of FX translation (2)	—	(254)	(655)
Total operating expenses-ex-FX	$20,608	$21,062	$20,098	(2)%	5%
Total provisions for LLR & PBC-as reported	$6,791	$6,168	$6,169	10%	—%
Impact of FX translation (2)	—	(40)	(146)
Total provisions for LLR & PBC-ex-FX	$6,791	$6,128	$6,023	11%	2%
Net income-as reported	$7,115	$7,952	$7,666	(11)%	4%
Impact of FX translation (2)	—	10	(107)
Net income-ex-FX	$7,115	$7,962	$7,559	(11)%	5%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at 2013 average exchange rates for all periods presented.
NM Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING
North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small- to mid-size businesses in the U.S. NA RCB’s 983 retail bank branches as of December 31, 2013 are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, Dallas, Houston, San Antonio and Austin.
At December 31, 2013, NA RCB had approximately 12.0 million customer accounts, $44.1 billion of retail banking loans and $170.2 billion of deposits. In addition, NA RCB had approximately 113.9 million Citi-branded and Citi retail services credit card accounts, with $116.8 billion in outstanding card loan balances, including approximately 13.0 million credit card accounts and $7 billion of loans added in September 2013 as a result of the acquisition of Best Buy’s U.S. credit card portfolio.

In millions of dollars, except as otherwise noted	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Net interest revenue	$16,659	$16,461	$16,785	1%	(2)%
Non-interest revenue	3,119	4,488	3,241	(31)	38
Total revenues, net of interest expense	$19,778	$20,949	$20,026	(6)%	5%
Total operating expenses	$9,591	$9,931	$9,691	(3)%	2%
Net credit losses	$4,634	$5,756	$8,101	(19)%	(29)%
Credit reserve build (release)	(1,036)	(2,389)	(4,181)	57	43
Provisions for benefits and claims	60	70	62	(14)	13
Provision for unfunded lending commitments	6	1	(1)	NM	NM
Provisions for credit losses and for benefits and claims	$3,664	$3,438	$3,981	7%	(14)%
Income from continuing operations before taxes	$6,523	$7,580	$6,354	(14)%	19%
Income taxes	2,455	2,852	2,343	(14)	22
Income from continuing operations	$4,068	$4,728	$4,011	(14)%	18%
Noncontrolling interests	2	1	—	100	—
Net income	$4,066	$4,727	$4,011	(14)%	18%
Balance Sheet data (in billions of dollars)
Average assets	$175	$172	$166	2%	4%
Return on average assets	2.32%	2.75%	2.42%
Efficiency ratio	48	47	48
Average deposits	$166	$154	$145	8	6
Net credit losses as a percentage of average loans	3.09%	3.83%	5.50%
Revenue by business
Retail banking	$5,378	$6,686	$5,118	(20)%	31%
Citi-branded cards	8,211	8,234	8,641	—	(5)
Citi retail services	6,189	6,029	6,267	3	(4)
Total	$19,778	$20,949	$20,026	(6)%	5%
Income from continuing operations by business
Retail banking	$478	$1,244	$470	(62)%	NM
Citi-branded cards	2,009	2,020	2,092	(1)	(3)
Citi retail services	1,581	1,464	1,449	8	1
Total	$4,068	$4,728	$4,011	(14)%	18%

NM Not meaningful

2013 vs. 2012
Net income decreased 14%, mainly driven by lower revenues and lower loan loss reserve releases, partially offset by lower net credit losses and expenses.
Revenues decreased 6% primarily due to lower retail banking revenues. Retail banking revenues of $5.4 billion declined 20% due to lower mortgage origination revenues driven by the significantly lower U.S. mortgage refinancing activity, particularly during the second half of 2013 due to higher interest rates. In addition, retail banking continued to experience ongoing spread compression in the deposit portfolios within the consumer and commercial banking businesses. Partially offsetting the spread compression was growth in average deposits (8%), average commercial loans (15%) and average retail loans (3%). While Citi believes mortgage revenues may have broadly stabilized as of year-end 2013, retail banking revenues will likely continue to be negatively impacted in 2014 by the lower mortgage origination revenues and spread compression in the deposit portfolios.
Cards revenues increased 1%. In Citi-branded cards, revenues were unchanged at $8.2 billion as continued improvement in net interest spreads, reflecting higher yields as promotional balances represented a smaller percentage of the portfolio total as well as lower funding costs, were offset by a 5% decline in average loans. Citi-branded cards net interest revenue increased 1%, reflecting the higher yields and lower cost of funds, partially offset by the decline in average loans and a continued increased payment rate from consumer deleveraging. Citi-branded cards non-interest revenue declined 5% due to higher affinity rebates.
Citi retail services revenues increased 3% primarily due to the acquisition of the Best Buy portfolio, partially offset by declining non-interest revenues, driven by improving credit and the resulting impact on contractual partner payments. Citi retail services net interest revenues increased 6% driven by a 4% increase in average loans, primarily due to the Best Buy U.S. portfolio acquisition, although net interest spreads declined as the percentage of promotional balances within the portfolio increased and could continue to increase into 2014. Total card purchase sales of $240 billion increased 3% from the prior year, with 3% growth in Citi-branded cards and 5% growth in retail services. Citi expects cards revenues could continue to be negatively impacted by higher payment rates for consumers, reflecting the relatively slow economic recovery and deleveraging as well as Citi’s shift to higher credit quality borrowers.
Expenses decreased 3%, primarily due to lower legal and related costs and repositioning savings, partially offset by higher mortgage origination costs in the first half of 2013 and expenses in cards as a result of the Best Buy portfolio acquisition during the second half of the year.
Provisions increased 7%, as lower net credit losses in the Citi-branded cards and Citi retail services portfolios were offset by continued lower loan loss reserve releases ($1.0 billion in 2013 compared to $2.4 billion in 2012), primarily related to cards, as well as reserve builds for new loans originated in the Best Buy portfolio during the latter part of 2013, which are expected to continue into 2014.

2012 vs. 2011
Net income increased 18%, mainly driven by higher mortgage revenues in retail banking and a decline in net credit losses, partially offset by a reduction in loan loss reserve releases.
Revenues increased 5%, driven by a 38% increase in retail banking mortgage revenues resulting from the high level of U.S. refinancing activity as well as higher margins resulting from the shift to retail as compared to third-party origination channels. Excluding mortgages, revenue from the retail banking business was essentially unchanged, as volume growth and improved mix in the deposit and lending portfolios within the consumer and commercial portfolios were offset by significant spread compression.
Cards revenues declined 4%. In Citi-branded cards, both average loans and net interest revenue declined year-over-year, reflecting continued increased payment rates resulting from consumer deleveraging and the impact of the look-back provisions of The Credit Card Accountability Responsibility and Disclosure Act (CARD Act). In Citi retail services, net interest revenues improved slightly but were offset by declining non-interest revenues, driven by improving credit and the resulting impact on contractual partner payments.
Expenses increased 2%, primarily due to increased mortgage origination costs resulting from the higher retail channel mortgage volumes and $100 million of repositioning charges in the fourth quarter of 2012 as well as higher legal and related costs, partially offset by lower expenses in cards.
Provisions decreased 14%, due to a 29% decline in net credit losses, primarily in the cards portfolios, partly offset by lower loan loss reserve releases ($2.4 billion in 2012 compared to $4.2 billion in 2011).

EMEA REGIONAL CONSUMER BANKING

EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, primarily in Central and Eastern Europe and the Middle East. The countries in which EMEA RCB has the largest presence are Poland, Russia and the United Arab Emirates.
At December 31, 2013, EMEA RCB had 172 retail bank branches with approximately 3.4 million customer accounts, $5.6 billion in retail banking loans, $13.1 billion in deposits, and 2.1 million Citi-branded card accounts with $2.4 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Net interest revenue	$948	$1,010	$915	(6)%	10%
Non-interest revenue	501	475	614	5	(23)
Total revenues, net of interest expense	$1,449	$1,485	$1,529	(2)%	(3)%
Total operating expenses	$1,323	$1,433	$1,337	(8)%	7%
Net credit losses	$68	$105	$172	(35)%	(39)%
Credit reserve build (release)	(18)	(5)	(118)	NM	96
Provision for unfunded lending commitments	—	(1)	4	100	NM
Provisions for credit losses	$50	$99	$58	(49)%	71%
Income (loss) from continuing operations before taxes	$76	$(47)	$134	NM	NM
Income taxes (benefits)	17	(10)	55	NM	NM
Income (loss) from continuing operations	$59	$(37)	$79	NM	NM
Noncontrolling interests	11	4	—	NM	—%
Net income (loss)	$48	$(41)	$79	NM	NM
Balance Sheet data (in billions of dollars)
Average assets	$10	$9	$10	11%	(10)%
Return on average assets	0.48%	(0.46)%	0.79%
Efficiency ratio	91	96	87
Average deposits	$12.6	$12.6	$12.5	—	1
Net credit losses as a percentage of average loans	0.85%	1.40%	2.37%
Revenue by business
Retail banking	$868	$873	$874	(1)%	—%
Citi-branded cards	581	612	655	(5)	(7)
Total	$1,449	$1,485	$1,529	(2)%	(3)%
Income (loss) from continuing operations by business
Retail banking	$(23)	$(92)	$(45)	75%	NM
Citi-branded cards	82	55	124	49	(56)
Total	$59	$(37)	$79	NM	NM
Foreign Currency (FX) Translation Impact
Total revenue (loss)-as reported	$1,449	$1,485	$1,529	(2)%	(3)%
Impact of FX translation (1)	—	(15)	(90)
Total revenues-ex-FX	$1,449	$1,470	$1,439	(1)%	2%
Total operating expenses-as reported	$1,323	$1,433	$1,337	(8)%	7%
Impact of FX translation (1)	—	(20)	(89)
Total operating expenses-ex-FX	$1,323	$1,413	$1,248	(6)%	13%
Provisions for credit losses-as reported	$50	$99	$58	(49)%	71%
Impact of FX translation (1)	—	(1)	(3)
Provisions for credit losses-ex-FX	$50	$98	$55	(49)%	78%
Net income (loss)-as reported	$48	$(41)	$79	NM	NM
Impact of FX translation (1)	—	5	1
Net income (loss)-ex-FX	$48	$(36)	$80	NM	NM

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at 2013 average exchange rates for all periods presented.

NM	Not meaningful

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

2013 vs. 2012
Net income of $48 million compared to a net loss of $36 million in 2012 as lower expenses and lower net credit losses were partially offset by lower revenues, primarily due to the sales of Citi’s consumer operations in Turkey and Romania during 2013.
 Revenues decreased 1%, mainly driven by the lower revenues resulting from the sales of the consumer operations referenced above, partially offset by higher volumes in core markets and a gain on sale related to the Turkey sale. Net interest revenue decreased 5%, due to continued spread compression in cards and an 8% decrease in average cards loans, primarily due to the sales in Turkey and Romania, partially offset by growth in average retail loans of 13%. Interest rate caps on credit cards, particularly in Poland, the continued liquidation of a higher yielding non-strategic retail banking portfolio and the continued low interest rate environment were the main contributors to the lower net interest spreads. Citi expects continued regulatory changes, including caps on interchange rates, and spread compression to continue to negatively impact revenues in this business during 2014. Non-interest revenue increased 6%, mainly reflecting higher investment fees and card fees due to increased sales volume and the gain on sale related to Turkey, partially offset by lower revenues due to the sales in Turkey and Romania. Cards purchase sales decreased 4% and investment sales decreased 5% due to the sales in Turkey and Romania. Excluding the impact of these divestitures, cards purchase sales increased 9% and investment sales increased 12%.
 Expenses declined 6%, primarily due to repositioning savings as well as lower repositioning charges, partially offset by higher volume-related expenses and continued investment spending on new internal operating platforms.
 Provisions declined 49% due to a 35% decrease in net credit losses largely resulting from the sales in Turkey and Romania and a net credit recovery in the second quarter 2013. Net credit losses also continued to reflect stabilizing credit quality and Citi’s strategic move toward lower-risk customers.

2012 vs. 2011
The net loss of $36 million compared to net income of $80 million in 2011 and was mainly due to higher expenses and lower loan loss reserve releases, partially offset by higher revenues.
Revenues increased 2%, with growth across the major products, particularly in Russia. Year-over-year, cards purchase sales increased 12%, investment sales increased 15% and retail loan volume increased 17%. Revenue growth year-over-year was partly offset by the absence of Akbank T.A.S. (Akbank), Citi’s equity investment in Turkey, which was moved to Corporate/Other in the first quarter of 2012. Net interest revenue increased 18%, driven by the absence of Akbank investment funding costs and growth in average deposits of 5%, average retail loans of 16% and average cards loans of 6%, partially offset by spread compression. Interest rate caps on credit cards, particularly in Turkey and Poland, the continued liquidation of the higher yielding non-strategic retail banking portfolio and the continued low interest rate environment were the main contributors to the lower net interest spreads. Non-interest revenue decreased 20%, mainly reflecting the absence of Akbank.
Expenses increased 13%, primarily due to $57 million of fourth quarter of 2012 repositioning charges in Turkey, Romania and Pakistan and the impact of continued investment spending on new internal operating platforms during 2012.
Provisions increased $43 million due to lower loan loss reserve releases, partially offset by lower net credit losses across most countries. Net credit losses decreased 36% due to the ongoing improvement in credit quality and the move toward lower-risk customers.

LATIN AMERICA REGIONAL CONSUMER BANKING
Latin America Regional Consumer Banking (Latin America RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with nearly 1,700 branches. At December 31, 2013, Latin America RCB had 2,021 retail branches, with approximately 32.2 million customer accounts, $30.6 billion in retail banking loans and $47.7 billion in deposits. In addition, the business had approximately 9.2 million Citi-branded card accounts with $12.1 billion in outstanding loan balances.

In millions of dollars, except as otherwise noted	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Net interest revenue	$6,305	$6,061	$5,853	4%	4%
Non-interest revenue	3,013	2,697	2,694	12	—
Total revenues, net of interest expense	$9,318	$8,758	$8,547	6%	2%
Total operating expenses	$5,244	$5,186	$5,093	1%	2%
Net credit losses	$1,727	$1,405	$1,333	23%	5%
Credit reserve build (release)	376	254	(153)	48	NM
Provision for benefits and claims	152	167	130	(9)	28
Provisions for loan losses and for benefits and claims (LLR & PBC)	$2,255	$1,826	$1,310	23%	39%
Income from continuing operations before taxes	$1,819	$1,746	$2,144	4%	(19)%
Income taxes	384	278	471	38	(41)
Income from continuing operations	$1,435	$1,468	$1,673	(2)%	(12)%
Noncontrolling interests	4	(2)	—	NM	—
Net income	$1,431	$1,470	$1,673	(3)%	(12)%
Balance Sheet data (in billions of dollars)
Average assets	$82	$80	$80	3%	—%
Return on average assets	1.77%	1.93%	2.21%
Efficiency ratio	56	59	60
Average deposits	$46.2	$45	$45.8	3	(2)
Net credit losses as a percentage of average loans	4.16%	3.81%	4.12%
Revenue by business
Retail banking	$6,135	$5,857	$5,557	5%	5%
Citi-branded cards	3,183	2,901	2,990	10	(3)
Total	$9,318	$8,758	$8,547	6%	2%
Income from continuing operations by business
Retail banking	$833	$909	$952	(8)%	(5)%
Citi-branded cards	602	559	721	8	(22)
Total	$1,435	$1,468	$1,673	(2)%	(12)%
Foreign Currency (FX) Translation Impact
Total revenue-as reported	$9,318	$8,758	$8,547	6%	2%
Impact of FX translation (1)	—	(33)	(477)
Total revenues-ex-FX	$9,318	$8,725	$8,070	7%	8%
Total operating expenses-as reported	$5,244	$5,186	$5,093	1%	2%
Impact of FX translation (1)	—	(62)	(326)
Total operating expenses-ex-FX	$5,244	$5,124	$4,767	2%	7%
Provisions for LLR & PBC-as reported	$2,255	$1,826	$1,310	23%	39%
Impact of FX translation (1)	—	(19)	(104)
Provisions for LLR & PBC-ex-FX	$2,255	$1,807	$1,206	25%	50%
Net income-as reported	$1,431	$1,470	$1,673	(3)%	(12)%
Impact of FX translation (1)	—	25	(82)
Net income-ex-FX	$1,431	$1,495	$1,591	(4)%	(6)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at 2013 average exchange rates for all periods presented.
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
2013 vs. 2012
Net income decreased 4% as higher credit costs, higher expenses and a higher effective tax rate (see Note 9 to the Consolidated Financial Statements) were partially offset by higher revenues.
Revenues increased 7%, primarily due to volume growth in retail banking and cards, partially offset by continued spread compression. Net interest revenue increased 4% due to increased volumes, partially offset by spread compression. Non-interest revenue increased 12%, primarily due to higher fees from increased business volumes in retail and cards. Retail banking revenues increased 5% as average loans increased 12%, investment sales increased 13% and average deposits increased 3%. Cards revenues increased 11% as average loans increased 10% and purchase sales increased 13%, excluding the impact of Credicard (see Note 2 to the Consolidated Financial Statements). Citi expects revenues in Latin America RCB could continue to be negatively impacted by spread compression during 2014, particularly in Mexico.
Expenses increased 2% due to increased volume-related costs, mandatory salary increases in certain countries and higher regulatory costs, partially offset by lower repositioning charges and higher repositioning savings.
Provisions increased 25%, primarily due to higher net credit losses as well as a higher loan loss reserve build. Net credit losses increased 25%, primarily in the Mexico cards and personal loan portfolios, reflecting both volume growth and portfolio seasoning, which Citi expects to continue into 2014. The loan loss reserve build increased 50%, primarily due to an increase in reserves in Mexico related to the top three Mexican homebuilders, with the remainder due to portfolio growth and seasoning and the impact of potential losses related to hurricanes in the region during September 2013.
During 2013, homebuilders in Mexico began to experience financial difficulties, primarily due to, among other things, decreases in government subsidies, new government policies promoting vertical housing and an overall renewed government emphasis on urban planning. The loan loss reserve build related to the Mexican homebuilders in 2013 was driven by deterioration in the financial and operating conditions of these companies and decreases in the value of Citi’s collateral securing its loans. Citi’s outstanding loans to the top three homebuilders totaled $251 million at year-end 2013. Citi continues to monitor the performance of its Mexico homebuilder clients, as well as the value of its collateral, to determine whether additional reserves or charge-offs may be required in future periods.
Going into 2014, absent any significant market developments, including further deterioration in Citi’s Mexican homebuilders clients or losses from the hurricanes in 2013, Citi expects net credit losses and reserve builds to be in line with portfolio growth and seasoning.

For information on the potential impact to Latin America RCB from foreign exchange controls, see “Managing Global Risk—Country and Cross-Border Risk—Cross-Border Risk” below.

2012 vs. 2011
Net income declined 6% as higher revenues were offset by higher credit costs and expenses.
Revenues increased 8%, primarily due to revenue growth in Mexico and higher volumes, mostly related to personal loans and credit cards. Net interest revenue increased 9% due to increased volumes, partially offset by continued spread compression. Non-interest revenue increased 6%, primarily due to increased business volumes in the private pension fund and insurance businesses.
Expenses increased 7%, primarily due to $131 million of repositioning charges in the fourth quarter of 2012, higher volume-driven expenses and increased legal and related costs.
Provisions increased 50%, primarily due to increased loan loss reserve builds driven by underlying business volume growth, primarily in Mexico and Colombia. In addition, net credit losses increased in the retail portfolios, primarily in Mexico, reflecting volume growth.

ASIA REGIONAL CONSUMER BANKING
 Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest Citi presence in Korea, Australia, Singapore, Hong Kong, Taiwan, Japan, India, Malaysia, Indonesia, Thailand and the Philippines.
At December 31, 2013, Asia RCB had 553 retail branches, approximately 16.8 million customer accounts, $71.6 billion in retail banking loans and $101.4 billion in deposits. In addition, the business had approximately 16.6 million Citi-branded card accounts with $19.1 billion in outstanding loan balances.

In millions of dollars, except as otherwise noted	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Net interest revenue	$4,756	$5,154	$5,377	(8)%	(4)%
Non-interest revenue	2,868	2,774	2,646	3	5
Total revenues, net of interest expense	$7,624	$7,928	$8,023	(4)%	(1)%
Total operating expenses	$4,450	$4,766	$4,632	(7)%	3%
Net credit losses	$782	$841	$883	(7)%	(5)%
Credit reserve build (release)	9	(36)	(63)	NM	43
Provision for unfunded lending commitments	31	—	—	—	—
Provisions for loan losses	$822	$805	$820	2%	(2)%
Income from continuing operations before taxes	$2,352	$2,357	$2,571	—%	(8)%
Income taxes	782	561	668	39	(16)
Income from continuing operations	$1,570	$1,796	$1,903	(13)%	(6)%
Noncontrolling interests	—	—	—	—	—
Net income	$1,570	$1,796	$1,903	(13)%	(6)%
Balance Sheet data (in billions of dollars)
Average assets	$129	$127	$122	2%	4%
Return on average assets	1.22%	1.41%	1.56%
Efficiency ratio	58	60	58
Average deposits	$102.6	$110.8	$110.5	(7)	—
Net credit losses as a percentage of average loans	0.88%	0.95%	1.03%
Revenue by business
Retail banking	$4,564	$4,766	$4,968	(4)%	(4)%
Citi-branded cards	3,060	3,162	3,055	(3)	4
Total	$7,624	$7,928	$8,023	(4)%	(1)%
Income from continuing operations by business
Retail banking	$848	$987	$1,214	(14)%	(19)%
Citi-branded cards	722	809	689	(11)	17
Total	$1,570	$1,796	$1,903	(13)%	(6)%
Foreign Currency (FX) Translation Impact
Total revenue-as reported	$7,624	$7,928	$8,023	(4)%	(1)%
Impact of FX translation (1)	—	(238)	(329)
Total revenues-ex-FX	$7,624	$7,690	$7,694	(1)%	—%
Total operating expenses-as reported	$4,450	$4,766	$4,632	(7)%	3%
Impact of FX translation (1)	—	(172)	(240)
Total operating expenses-ex-FX	$4,450	$4,594	$4,392	(3)%	5%
Provisions for loan losses-as reported	$822	$805	$820	2%	(2)%
Impact of FX translation (1)	—	(20)	(39)
Provisions for loan losses-ex-FX	$822	$785	$781	5%	1%
Net income-as reported	$1,570	$1,796	$1,903	(13)%	(6)%
Impact of FX translation (1)	—	(20)	(26)
Net income-ex-FX	$1,570	$1,776	$1,877	(12)%	(5)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at 2013 average exchange rates for all periods presented.

NM	Not meaningful

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
2013 vs. 2012
Net income decreased 12%, primarily due to a higher effective tax rate (see Note 9 to the Consolidated Financial Statements) and lower revenues, partially offset by lower expenses.
Revenues decreased 1%, as lower net interest revenue was partially offset by higher non-interest revenue. Net interest revenue declined 5%, primarily driven by continued spread compression and the repositioning of the franchise in Korea (see discussion below). Average retail deposits declined 4% resulting from continued efforts to rebalance the deposit portfolio mix. Average retail loans increased 3% (11% excluding Korea). Non-interest revenue increased 7%, mainly driven by 22% growth in investment sales volume, despite a decrease in volumes in the second half of the year due to investor sentiment, reflecting overall market uncertainty. Cards purchase sales grew 7%, with growth across the region. Despite lower overall revenues in 2013, several key markets within the region experienced revenue growth, including Hong Kong, India, Thailand and China, partially offset by regulatory changes in the region, particularly Korea as well as Indonesia, Australia and Taiwan.
Citi expects regulatory changes and spread compression to continue to have an adverse impact on Asia RCB revenues during 2014. In addition, consistent with its strategy to concentrate its consumer banking operations in major metropolitan areas and focus on high quality consumer segments, Citi is in an ongoing process to reposition its consumer franchise in Korea to improve its operating efficiency and returns. While revenues in Korea could begin to stabilize in early 2014, this market could continue to have a negative impact on year-over-year revenue comparisons for Asia RCB through 2014.
Expenses declined 3%, as lower repositioning charges and efficiency and repositioning savings were partially offset by increased investment spending, particularly investments in China cards.
Provisions increased 5%, reflecting a higher loan loss reserve build due to volume growth in China, Hong Kong, India and Singapore as well as regulatory requirements in Korea, partially offset by lower net credit losses. Despite this increase, overall credit quality in the region remained stable during the year.

2012 vs. 2011
Net income decreased 5% primarily due to higher expenses.
Revenues were unchanged year-over-year. Net interest revenue decreased 3%, as the benefit of higher loan and deposit balances was offset by spread compression, mainly in retail lending. Spread compression continued to reflect improvements in the customer risk profile, stricter underwriting criteria and the regulatory changes in Korea where policy actions, including rate caps and other initiatives, were implemented to slow the growth of consumer credit in that market, thus impacting volume growth, lending rates and fees. Non-interest revenue increased 6%, reflecting growth in cards purchase sales, partially offset by a decrease in revenue from foreign exchange products. Despite the continued spread compression and regulatory changes in the region, the underlying business metrics continued to grow, with average retail loans up 6% and average card loans up 2%.
Expenses increased 5%, primarily due to approximately $78 million of repositioning charges in the fourth quarter of 2012, largely in Korea, and increased investment spending, including China cards and branches, higher volume-driven expenses and increased regulatory costs.
Provisions increased 1%, primarily due to lower loan loss reserve releases, which was partially offset by lower net credit losses. Net credit losses continued to improve, declining 2% due to the ongoing improvement in credit quality.

INSTITUTIONAL CLIENTS GROUP
Institutional Clients Group (ICG) includes Securities and Banking and Transaction Services. ICG provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of wholesale banking products and services, including fixed income and equity sales and trading, foreign exchange, prime brokerage, equity and fixed income research, corporate lending, investment banking and advisory services, private banking, cash management, trade finance and securities services. ICG’s international presence is supported by trading floors in 75 countries and jurisdictions and a proprietary network within Transaction Services in over 95 countries and jurisdictions. At December 31, 2013, ICG had approximately $1 trillion of assets, $574 billion of deposits and $14.3 trillion of assets under custody.
Effective in the first quarter of 2014, certain business activities within Securities and Banking and Transaction Services will be realigned and aggregated as Banking and Markets and Securities Services components within the ICG segment. The change is due to the realignment of the management structure within the ICG segment and will have no impact on any total segment-level information. Citi intends to release a revised Quarterly Financial Data Supplement reflecting this realignment prior to the release of first quarter of 2014 earnings information.

In millions of dollars, except as otherwise noted	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Commissions and fees	$4,515	$4,318	$4,449	5%	(3)%
Administration and other fiduciary fees	2,675	2,790	2,775	(4)	1
Investment banking	3,862	3,618	3,029	7	19
Principal transactions	6,310	4,130	4,873	53	(15)
Other	666	(83)	1,822	NM	NM
Total non-interest revenue	$18,028	$14,773	$16,948	22%	(13)%
Net interest revenue (including dividends)	15,550	15,957	15,183	(3)	5
Total revenues, net of interest expense	$33,578	$30,730	$32,131	9%	(4)%
Total operating expenses	$19,897	$20,199	$20,747	(1)%	(3)%
Net credit losses	$182	$282	$619	(35)%	(54)%
Provision for unfunded lending commitments	53	39	89	36	(56)
Credit reserve (release)	(157)	(45)	(556)	NM	92
Provisions for credit losses	$78	$276	$152	(72)%	82%
Income from continuing operations before taxes	$13,603	$10,255	$11,232	33%	(9)%
Income taxes	3,972	2,162	2,872	84	(25)
Income from continuing operations	$9,631	$8,093	$8,360	19%	(3)%
Noncontrolling interests	110	128	56	(14)	NM
Net income	$9,521	$7,965	$8,304	20%	(4)%
Average assets (in billions of dollars)	$1,067	$1,044	$1,027	2%	2%
Return on average assets	0.89%	0.76%	0.81%
Efficiency ratio	59	66	65
Revenues by region
North America	$11,547	$9,027	$10,362	28%	(13)%
EMEA	9,995	9,925	10,638	1	(7)
Latin America	4,662	4,683	3,948	—	19
Asia	7,374	7,095	7,183	4	(1)
Total	$33,578	$30,730	$32,131	9%	(4)%
Income from continuing operations by region
North America	$3,242	$1,716	$1,692	89%	1%
EMEA	2,488	2,544	3,077	(2)	(17)
Latin America	1,640	1,891	1,539	(13)	23
Asia	2,261	1,942	2,052	16	(5)
Total	$9,631	$8,093	$8,360	19%	(3)%
Average loans by region (in billions of dollars)
North America	$98	$83	$69	18%	20%
EMEA	55	53	47	4	13
Latin America	38	35	29	9	21
Asia	65	63	52	3	21
Total	$256	$234	$197	9%	19%
NM Not meaningful

SECURITIES AND BANKING
Securities and Banking (S&B) offers a wide array of investment and commercial banking services and products for corporations, governments, institutional and public sector entities and high-net-worth individuals. S&B transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity and commodity products. S&B includes investment banking and advisory services, corporate lending, fixed income and equity sales and trading, prime brokerage, derivative services, equity and fixed income research and private banking.
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

In millions of dollars, except as otherwise noted	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Net interest revenue	$9,909	$9,951	$9,399	—%	6%
Non-interest revenue	13,109	10,071	12,301	30	(18)
Revenues, net of interest expense	$23,018	$20,022	$21,700	15%	(8)%
Total operating expenses	13,803	14,416	14,990	(4)	(4)
Net credit losses	145	168	602	(14)	(72)
Provision (release) for unfunded lending commitments	71	33	86	NM	(62)
Credit reserve (release)	(209)	(79)	(572)	NM	86
Provisions for credit losses	$7	$122	$116	(94)%	5%
Income before taxes and noncontrolling interests	$9,208	$5,484	$6,594	68%	(17)%
Income taxes	2,493	791	1,485	NM	(47)
Income from continuing operations	$6,715	$4,693	$5,109	43%	(8)%
Noncontrolling interests	91	111	37	(18)	NM
Net income	$6,624	$4,582	$5,072	45%	(10)%
Average assets (in billions of dollars)	$907	$904	$896	—%	1%
Return on average assets	0.73%	0.51%	0.57%
Efficiency ratio	60	72	69
Revenues by region
North America	$9,045	$6,473	$7,925	40%	(18)%
EMEA	6,462	6,437	7,241	—	(11)
Latin America	2,840	2,913	2,264	(3)	29
Asia	4,671	4,199	4,270	11	(2)
Total revenues	$23,018	$20,022	$21,700	15%	(8)%
Income from continuing operations by region
North America	$2,701	$1,250	$1,284	NM	(3)%
EMEA	1,562	1,360	2,005	15	(32)
Latin America	1,189	1,249	916	(5)	36
Asia	1,263	834	904	51	(8)
Total income from continuing operations	$6,715	$4,693	$5,109	43%	(8)%
Securities and Banking revenue details (excluding CVA/DVA)
Total investment banking	$3,977	$3,668	$3,334	8%	10%
Fixed income markets	13,107	14,122	11,050	(7)	28
Equity markets	3,017	2,464	2,451	22	1
Lending	1,217	869	1,682	40	(48)
Private bank	2,487	2,394	2,217	4	8
Other Securities and Banking	(442)	(1,008)	(766)	56	(32)
Total Securities and Banking revenues (ex-CVA/DVA)	$23,363	$22,509	$19,968	4%	13%
CVA/DVA (excluded as applicable in lines above)	(345)	(2,487)	1,732	86%	NM
Total revenues, net of interest expense	$23,018	$20,022	$21,700	15%	(8)%

NM Not meaningful

2013 vs. 2012
Net income increased 45%. Excluding negative $345 million of CVA/DVA (see table below), net income increased 12%, primarily driven by higher revenues and lower expenses, partially offset by a higher effective tax rate (see Note 9 to the Consolidated Financial Statements).
Revenues increased 15%. Excluding CVA/DVA:

•
Revenues increased 4%, reflecting higher revenues in equity markets, investment banking and the Private Bank, partially offset by lower revenues in fixed income markets. Overall, Citi’s wallet share continued to improve in most major products, while maintaining what Citi believes to be a disciplined risk appetite for the changing market environment during 2013.

•
Fixed income markets revenues decreased 7%, primarily reflecting industry-wide weakness in rates and currencies, partially offset by strong performance in credit-related and securitized products and commodities. Rates and currencies performance was lower compared to a strong 2012 that benefited from increased client revenues and a more liquid market environment, particularly in EMEA. 2013 results also reflected a general slowdown in client activity exacerbated by uncertainty, particularly in the latter part of 2013, around the tapering of quantitative easing as well as geopolitical issues. Credit-related and securitized products results reflected increased client activity driven by improved market conditions and demand for spread products. In addition, while not generally material to overall fixed income markets revenues, lower revenues from Citi Capital Advisors (CCA) during 2013 also contributed to the decline in fixed income markets revenue year-over-year, as Citi continued to wind down this business.

•	Equity markets revenues increased 22%, primarily due to market share gains, continued improvement in cash and derivative trading performance and a more favorable market environment.

•
Investment banking revenues increased 8%, reflecting gains in overall investment banking wallet share. Advisory revenues increased 19%, reflecting an improvement in wallet share, despite a contraction in the overall M&A market wallet. Equity underwriting revenues increased 51%, driven by improved wallet share and increased market activity, particularly initial public offerings. Debt underwriting revenues decreased 6%, primarily due to lower bond underwriting fees and a decline in wallet share during the year.

•
Lending revenues increased 40%, driven by lower mark-to-market losses on hedges related to accrual loans (see table below) due to less significant credit spread tightening versus 2012. Excluding the mark-to-market losses on hedges related to accrual loans, core lending revenues decreased 4%, primarily due to increased hedge premium costs and moderately lower loan balances, partially offset by higher spreads. Citi expects demand for Corporate loans to remain muted in the current market environment.

•
Private Bank revenues increased 4%, with growth across all regions and products, particularly in managed investments, where growth reflected both higher client assets under management and increased placement fees, as well as in capital markets. Revenue growth in lending and deposits, primarily driven by growth in client volumes, was partially offset by continued spread compression.

Expenses decreased 4%, primarily reflecting repositioning savings, the impact of lower performance-based compensation, lower repositioning charges and the impact of FX translation, partially offset by higher legal and related costs and volume-related expenses.
Provisions decreased $115 million, primarily reflecting higher loan loss reserve releases, partially offset by an increase in the provision for unfunded lending commitments in the Corporate loan portfolio.

2012 vs. 2011
Net income decreased 10%. Excluding negative $2.5 billion CVA/DVA (see table below), net income increased 56%, primarily driven by an increase in revenues and decrease in expenses.
Revenues decreased 8%. Excluding CVA/DVA:

•
Revenues increased 13%, reflecting higher revenues in most major S&B businesses. Overall, Citi gained wallet share during 2012 in most major products and regions, while maintaining what it believed to be a disciplined risk appetite for the market environment.

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

•
Equity markets revenues increased 1%, due to improved derivatives performance as well as the absence of proprietary trading losses in 2011, partially offset by lower cash equity volumes that impacted the industry as a whole. Citi’s improved performance in derivatives reflected improved trading and continued progress in capturing additional client wallet share.

•
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

•
Lending revenues decreased 48%, driven by the mark-to-market losses on hedges related to accrual loans (see table below). The loss on lending hedges, compared to a gain in the prior year, resulted from credit spreads narrowing during 2012. Excluding the mark-to-market losses on hedges related to accrual loans, core lending revenues increased 35%, primarily driven by growth in the Corporate loan portfolio and improved spreads in most regions.

•
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

The table below summarizes pretax gains (losses) related to changes in CVA/DVA and hedges on accrual loans for the periods indicated.

In millions of dollars	2013	2012	2011
S&B CVA/DVA
Fixed Income Markets	$(300)	$(2,047)	$1,368
Equity Markets	(39)	(424)	355
Private Bank	(6)	(16)	9
Total S&B CVA/DVA	$(345)	$(2,487)	$1,732
S&B Hedges on Accrual Loans gain (loss)(1)	$(287)	$(698)	$519

(1)
Hedges on S&B accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium cost of these hedges is netted against the core lending revenues to reflect the cost of the credit protection.

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

In millions of dollars, except as otherwise noted	2013	2012	2011	% Change 2013 vs. 2012	% Change 2012 vs. 2011
Net interest revenue	$5,641	$6,006	$5,784	(6)%	4%
Non-interest revenue	4,919	4,702	4,647	5	1
Total revenues, net of interest expense	$10,560	$10,708	$10,431	(1)%	3%
Total operating expenses	6,094	5,783	5,757	5	—
Provisions for credit losses and for benefits and claims	71	154	36	(54)	NM
Income before taxes and noncontrolling interests	$4,395	$4,771	$4,638	(8)%	3%
Income taxes	1,479	1,371	1,387	8	(1)
Income from continuing operations	2,916	3,400	3,251	(14)	5
Noncontrolling interests	19	17	19	12	(11)
Net income	$2,897	$3,383	$3,232	(14)%	5%
Average assets (in billions of dollars)	$160	$140	$131	14%	7%
Return on average assets	1.81%	2.42%	2.47%
Efficiency ratio	58	54	55
Revenues by region
North America	$2,502	$2,554	$2,437	(2)%	5%
EMEA	3,533	3,488	3,397	1	3
Latin America	1,822	1,770	1,684	3	5
Asia	2,703	2,896	2,913	(7)	(1)
Total revenues	$10,560	$10,708	$10,431	(1)%	3%
Income from continuing operations by region
North America	$541	$466	$408	16%	14%
EMEA	926	1,184	1,072	(22)	10
Latin America	451	642	623	(30)	3
Asia	998	1,108	1,148	(10)	(3)
Total income from continuing operations	$2,916	$3,400	$3,251	(14)%	5%
Foreign currency (FX) translation impact
Total revenue-as reported	$10,560	$10,708	$10,431	(1)%	3%
Impact of FX translation (1)	—	(159)	(409)
Total revenues-ex-FX	$10,560	$10,549	$10,022	—%	5%
Total operating expenses-as reported	$6,094	$5,783	$5,757	5%	—%
Impact of FX translation (1)	—	(53)	(147)
Total operating expenses-ex-FX	$6,094	$5,730	$5,610	6%	2%
Net income-as reported	$2,897	$3,383	$3,232	(14)%	5%
Impact of FX translation (1)	—	(106)	(230)
Net income-ex-FX	$2,897	$3,277	$3,002	(12)%	9%
Key indicators (in billions of dollars)
Average deposits and other customer liability balances-as reported	$434	$404	$364	7%	11%
Impact of FX translation (1)	—	(1)	(9)
Average deposits and other customer liability balances-ex-FX	$434	$403	$355	8%	14%
EOP assets under custody (2) (in trillions of dollars)	$14.3	$13.2	$12.0	8%	10%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at 2013 average exchange rates for all periods presented.

(2)	Includes assets under custody, assets under trust and assets under administration.
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
2013 vs. 2012
Net income decreased 12%, primarily due to higher expenses and a higher effective tax rate (see Note 9 to the Consolidated Financial Statements), partially offset by lower credit costs.
Revenues were unchanged as growth from higher deposit balances, trade loans and fees from higher market volumes was offset by continued spread compression. Treasury and Trade Solutions revenues decreased 1%, as the ongoing impact of spread compression globally was partially offset by higher balances and fee growth. Treasury and Trade Solutions average deposits increased 7% and average trade loans increased 22%, including the impact of the consolidation of approximately $7 billion of trade loans during the second quarter of 2013. Securities and Fund Services revenues increased 4%, as settlement volumes increased 15% and assets under custody increased 10%, partially offset by spread compression related to deposits. Despite the overall underlying volume growth, Citi expects spread compression will continue to negatively impact Transaction Services net interest revenues in the near term.
Expenses increased $311 million. The increase was due to an estimated $360 million charge in the fourth quarter of 2013 related to a fraud discovered in Banamex in February 2014. Specifically, as more fully described in Citi’s Form 8-K filed with the Securities and Exchange Commission on February 28, 2014, as of December 31, 2013, Citi, through Banamex, had extended approximately $585 million of short-term credit to Oceanografia S.A. de C.V. (OSA), a Mexican oil services company, through an accounts receivable financing program. OSA had been a key supplier to Petróleos Mexicanos (Pemex), the Mexican state-owned oil company, although, in February 2014, OSA was suspended from being awarded new Mexican government contracts. Pursuant to the program, Banamex extended credit to OSA to finance accounts receivables due from Pemex. In February 2014, Citi discovered that credit had been extended to OSA based on fraudulent accounts receivable documentation. The estimated $360 million charge in the fourth quarter of 2013 resulted from the difference between the $585 million Citi had recorded as owed by Pemex to Citi as of December 31, 2013, and an estimated $185 million that Citi currently believes is owed by Pemex, with an offset to compensation expense of approximately $40 million associated with the Banamex variable compensation plan. Excluding the charge related to the fraud in the fourth quarter of 2013, expenses were unchanged as volume-related growth and increased financial transaction taxes in EMEA, which are expected to continue in future periods, were offset by efficiency savings, lower repositioning charges and lower legal and related costs.
Provisions decreased by 54% due to lower credit costs. As discussed above, Citi currently believes it is owed approximately $185 million by Pemex pursuant to the Banamex accounts receivable financing program with OSA.

In addition, as of December 31, 2013, Citi, through Banamex, had approximately $33 million in either direct obligations of OSA or standby letters of credit issued on OSA’s behalf. Citi continues to review the events arising from or relating to the fraud and their potential impacts. Based on its continued review, Citi will determine whether all or any portion of the $33 million of direct loans made to OSA and the remaining approximately $185 million of accounts receivable due from Pemex may be impaired. Any such impairment would negatively impact provisions in Transaction Services in future periods.
Average deposits and other customer liabilities increased 8%, primarily as a result of client activity in Latin America, EMEA and North America (for additional information on Citi’s deposits, see “Managing Global Risk—Market Risk—Funding and Liquidity” below).

2012 vs. 2011
Net income increased 9%, reflecting growth in revenues, partially offset by higher expenses and credit costs.
Revenues increased 5% as higher trade loan and deposit balances were partially offset by continued spread compression and lower market volumes. Treasury and Trade Solutions revenues were up 8%, driven by growth in trade as end-of-period trade loans grew 24%. Cash management revenues also grew, reflecting growth in deposit balances and fees, partially offset by continued spread compression due to the continued low interest rate environment. Securities and Fund Services revenues decreased 2%, primarily driven by lower market volumes as well as spread compression on deposits.
Expenses increased 2%. Excluding repositioning charges of $134 million in 2012 (including $95 million in the fourth quarter of 2012) compared to $60 million in 2011, expenses were unchanged, primarily driven by incremental investment spending and higher legal and related costs, offset by efficiency savings.
Average deposits and other customer liabilities grew 14%, driven by focused deposit building activities as well as continued market demand for U.S. dollar deposits.

CORPORATE/OTHER
Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At December 31, 2013, Corporate/Other had approximately $313 billion of assets, or 17% of Citigroup’s total assets, consisting primarily of Citi’s liquidity portfolio (approximately $117 billion of cash and cash equivalents and $143 billion of liquid available-for-sale securities). For additional information, see “Balance Sheet Review” and “Managing Global Risk—Market Risk—Funding and Liquidity” below.

In millions of dollars	2013	2012	2011
Net interest revenue	$(609)	$(576)	$(190)
Non-interest revenue	686	646	952
Total revenues, net of interest expense	$77	$70	$762
Total operating expenses	$1,950	$3,216	$2,293
Provisions for loan losses and for benefits and claims	—	(1)	1
Loss from continuing operations before taxes	$(1,873)	$(3,145)	$(1,532)
Benefits for income taxes	(614)	(1,443)	(724)
Loss from continuing operations	$(1,259)	$(1,702)	$(808)
Income (loss) from discontinued operations, net of taxes	270	(58)	68
Net loss before attribution of noncontrolling interests	$(989)	$(1,760)	$(740)
Noncontrolling interests	84	85	(27)
Net loss	$(1,073)	$(1,845)	$(713)

2013 vs. 2012
The Net loss decreased $772 million to $1.1 billion, primarily due to lower expenses and the $189 million after-tax benefit from the sale of Credicard (see “Executive Summary” above and Note 2 to the Consolidated Financial Statements), partially offset by a lower tax benefit.
Revenues increased $7 million, driven by hedging gains, partially offset by lower revenue from sales of available-for-sale (AFS) securities in 2013.
Expenses decreased 39%, largely driven by lower legal and related costs and repositioning charges.

2012 vs. 2011
The Net loss increased by $1.1 billion, primarily due to a decrease in revenues and an increase in expenses, particularly repositioning charges and legal and related expenses.
Revenues decreased $692 million, driven by a lower gain on the sale of minority investments in 2012 as compared to 2011 (a net pretax gain of $54 million in 2012 compared to $199 million in 2011), as well as lower investment yields on Citi’s Treasury portfolio and the negative impact of hedging activities. In 2012, the sale of minority investments included pretax gains of $1.1 billion and $542 million on the sales of Citi’s remaining stake in Housing Development Finance Corporation Ltd. (HDFC) and its stake in Shanghai Pudong Development Bank, respectively, offset by a pretax impairment charge relating to Akbank of $1.2 billion and the net pretax loss of $424 million related to the sale of a 10.1% stake in Akbank (for additional information on Citi’s remaining interest in Akbank, see Note 14 to the Consolidated Financial Statements). The 2011 pretax gain of $199 million related to the partial sale of Citi’s minority interest in HDFC.
Expenses increased by $923 million, largely driven by higher legal and related costs as well as higher repositioning charges, including $253 million in the fourth quarter of 2012.

CITI HOLDINGS
Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. As of December 31, 2013, Citi Holdings assets were approximately $117 billion, a decrease of 25% year-over-year. The decline in assets of $39 billion from December 31, 2012 was composed of approximately $19 billion of loan and other asset sales and $20 billion of run-off, pay-downs and charge-offs. As of December 31, 2013, Citi Holdings represented approximately 6% of Citi’s GAAP assets and 19% of its estimated risk-weighted assets under Basel III (based on the “Advanced Approaches” for determining risk-weighted assets).
As of December 31, 2013, Consumer assets in Citi Holdings were approximately $104 billion, or approximately 89% of Citi Holdings assets. Of the Consumer assets, approximately $73 billion, or 70%, consisted of North America residential mortgages (residential first mortgages and home equity loans), including Consumer mortgages originated by Citi’s legacy CitiFinancial North America business (approximately $12 billion, or 16%, of the $73 billion as of December 31, 2013).

				% Change	% Change
In millions of dollars, except as otherwise noted	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net interest revenue	$3,184	$2,619	$3,726	22%	(30)%
Non-interest revenue	1,358	(3,411)	2,587	NM	NM
Total revenues, net of interest expense	$4,542	$(792)	$6,313	NM	NM
Provisions for credit losses and for benefits and claims
Net credit losses	$3,070	$5,842	$8,576	(47)%	(32)%
Credit reserve build (release)	(2,033)	(1,551)	(3,277)	(31)	53
Provision for loan losses	$1,037	$4,291	$5,299	(76)%	(19)%
Provision for benefits and claims	618	651	779	(5)	(16)
Provision (release) for unfunded lending commitments	(10)	(56)	(41)	82	(37)
Total provisions for credit losses and for benefits and claims	$1,645	$4,886	$6,037	(66)%	(19)%
Total operating expenses	$5,900	$5,243	$6,457	13%	(19)%
Loss from continuing operations before taxes	$(3,003)	$(10,921)	$(6,181)	73%	(77)%
Benefits for income taxes	(1,129)	(4,393)	(2,110)	74	NM
Loss from continuing operations	$(1,874)	$(6,528)	$(4,071)	71%	(60)%
Noncontrolling interests	16	3	119	NM	(97)
Citi Holdings net loss	$(1,890)	$(6,531)	$(4,190)	71%	(56)%
Balance sheet data (in billions of dollars)
Average assets	$136	$194	$269	(30)%	(28)%
Return on average assets	(1.39)%	(3.37)%	(1.56)%
Efficiency ratio	130	(662)	102
Total EOP assets	$117	$156	$225	(25)%	(31)%
Total EOP loans	93	116	141	(20)	(18)
Total EOP deposits	36	68	62	(47)	10
NM Not meaningful

2013 vs. 2012
The Net loss decreased by 71% to $1.9 billion. CVA/DVA was positive $3 million in 2013, compared to positive $157 million in 2012. 2012 also included the pretax loss of $4.7 billion ($2.9 billion after-tax) related to the sale of the Morgan Stanley Smith Barney joint venture (MSSB) to Morgan Stanley. Excluding CVA/DVA in both periods and the 2012 MSSB loss, the net loss decreased to $1.9 billion from a net loss of $3.7 billion in 2012, due to significantly lower provisions for credit losses and higher revenues, partially offset by higher expenses.
Revenues increased to $4.5 billion, primarily due to the absence of the 2012 MSSB loss. Excluding CVA/DVA in both periods and the 2012 MSSB loss, revenues increased 22%,

primarily driven by lower funding costs and lower residential mortgage repurchase reserve builds for representation and warranty claims. The repurchase reserve builds were $470 million in 2013, compared to $700 million in 2012 (for additional information on Citi’s repurchase reserve, see “Managing Global Risk—Credit Risk—Citigroup Residential Mortgages—Representations and Warranties Repurchase Reserve” below). Net interest revenues increased 22%, primarily due to the lower funding costs. Excluding the CVA/DVA in both periods and 2012 MSSB loss, non-interest revenues increased 21% to $1.4 billion, primarily driven by lower asset marks and the lower repurchase reserve builds, partially offset by lower consumer revenues and gains on asset sales.

Expenses increased 13%, primarily due to higher legal and related costs ($2.6 billion in 2013 compared to $1.2 billion in 2012), driven largely by legacy private-label securitization and other mortgage-related issues, partially offset by lower overall assets. Excluding legal and related costs, expenses declined 19% versus 2012. During 2013, approximately one-third of Citi Holdings’ expenses, excluding legal and related costs, consisted of mortgage-related expenses. Citi expects that the sale of mortgage servicing rights (MSRs) announced in January 2014 should benefit mortgage expenses in Citi Holdings during 2014 (see “Managing Global Risk—Credit Risk—Mortgage Servicing Rights” below). While Citi may seek to execute similar sales in the future, such sales often require investor and other approvals and could also be subject to regulatory review.
Provisions decreased 66%, driven by the absence of incremental net credit losses relating to the national mortgage settlement and those required by OCC guidance during 2012 (see discussion below), as well as improved credit in North America mortgages and overall lower asset levels.
Loan loss reserve releases increased 31% to $2 billion, which included a loan loss reserve release of approximately $2.2 billion related to the North America mortgage portfolio, partially offset by losses on asset sales. Loan loss reserves related to the North America mortgage portfolio were utilized to offset a substantial portion of the North America mortgage portfolio net credit losses during 2013.

2012 vs. 2011
The Net loss increased by 56% to $6.5 billion, primarily due to the 2012 MSSB loss. CVA/DVA was positive $157 million, compared to positive $74 million in 2011. Excluding CVA/DVA in both periods and the 2012 MSSB loss, the net loss decreased to $3.7 billion compared to a net loss of $4.2 billion in 2011, as lower revenues were partially offset by lower expenses, lower provisions and a tax benefit on the sale of a business in 2012.
Revenues decreased $7.1 billion to negative $792 million, primarily due to the 2012 MSSB loss. Excluding CVA/DVA in both periods and the 2012 MSSB loss, revenues decreased 40%, primarily due to lower loan balances driven by continued asset sales, divestitures and run-off and higher funding costs related to MSSB assets, the absence of private equity marks and lower gains on sales.
Expenses decreased 19%, driven by lower volumes and divestitures and slightly lower legal and related costs.
Provisions decreased 19%, driven primarily by improved credit in North America mortgages and lower volumes and divestitures, partially offset by lower loan loss reserve releases. Net credit losses decreased by 32% to $5.8 billion, primarily reflecting improvements in North America mortgages and despite being impacted by incremental mortgage charge-offs of approximately $635 million required by OCC guidance regarding the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy and approximately $370 million related to previously deferred principal balances on modified mortgages related to anticipated forgiveness of principal in connection with the national mortgage settlement. In addition, net credit losses in

2012 were negatively impacted by an additional aggregate amount of $146 million related to the national mortgage settlement (see “Managing Global Risk—Credit Risk—National Mortgage Settlement” below).

Japan Consumer Finance
In 2008, Citi decided to exit its Japan Consumer Finance business and has liquidated approximately 92% of the portfolio since that time. While the portfolio has been significantly reduced, Citi continues to monitor various aspects of this legacy business relating to the charging of “gray zone” interest, including customer defaults, refund claims and litigation, as well as financial, legislative, regulatory, judicial and other political developments. Gray zone interest represents interest at rates that are legal but for which claims may not be enforceable.
As of December 31, 2013, Citi’s Japan Consumer Finance business had approximately $278 million in outstanding loans that currently charge or have previously charged interest rates in the gray zone, compared to approximately $709 million as of December 31, 2012. However, Citi could also be subject to refund claims on previously outstanding loans that charged gray zone interest and thus could be subject to losses on loans in excess of these amounts.
At December 31, 2013, Citi’s reserves related to customer refunds in the Japan Consumer Finance business were $434 million, compared to $736 million at December 31, 2012. The decrease in the reserve year-over-year primarily resulted from the significant liquidation of the portfolio, payments made to customers and a continuing reduction in the population of current and former customers who are eligible to make refund claims.
Citi continues to monitor and evaluate developments relating to the charging of gray zone interest and the potential impact to both currently and previously outstanding loans in this legacy business as well as its reserves related thereto. The potential amount of losses and their impact on Citi is subject to significant uncertainty and continues to be difficult to predict.

Payment Protection Insurance (PPI)
The alleged mis-selling of PPI by financial institutions in the U.K. has been, and continues to be, the subject of intense review and focus by U.K. regulators, particularly the Financial Conduct Authority (FCA) (formerly the Financial Services Authority). The FCA has found certain problems across the industry with how these products were sold, including customers not realizing that the cost of PPI premiums was being added to their loan or PPI being unsuitable for the customer.
PPI is designed to cover a customer’s loan repayments if certain events occur, such as long-term illness or unemployment. Prior to 2008, certain of Citi’s legacy U.K. consumer finance businesses, primarily CitiFinancial Europe plc and Canada Square Operations Ltd (formerly Egg Banking plc), engaged in the sale of PPI. While Citi has sold a significant portion of these businesses, and the remaining businesses are in the process of wind down, Citi generally remains subject to customer complaints for, and retains the potential liability relating to, the sale of PPI by these businesses.
In 2011, the FCA required all firms engaged in the sale of PPI in the U.K. to review their historical sales processes for PPI. In addition, the FCA is requiring all such firms to contact proactively any customers who may have been mis-sold PPI after January 2005 and invite them to have their individual sale reviewed (Customer Contact Exercise). Citi currently expects to complete the Customer Contact Exercise by the end of the first half of 2014. Additionally, while Citi is not required to contact customers proactively for the sale of PPI prior to January 2005, it is still subject to customer complaints and redress for those sales.
Redress, whether as a result of customer complaints pursuant to the required Customer Contact Exercise, or for the sale of PPI prior to January 2005, generally involves the repayment of premiums and the refund of all applicable contractual interest together with compensatory interest of 8%. Citi estimates that the number of PPI policies sold after January 2005 (across all applicable Citi businesses in the U.K.) was approximately 417,000, for which premiums totaling approximately $490 million were collected. As noted above, however, Citi also remains subject to customer complaints on the sale of PPI prior to January 2005 and, thus, it could be subject to customer complaints substantially higher than this amount.
During 2013, Citi increased its PPI reserves by approximately $123 million ($83 million of which was recorded in Citi Holdings and $40 million of which was recorded in Corporate/Other for discontinued operations), including a $62 million reserve increase in the fourth quarter of 2013 ($30 million of which was recorded in Citi Holdings and $32 million of which was recorded in Corporate/Other for discontinued operations). The increase for the full year 2013 compared to an increase of $266 million during 2012. While the overall level of claims generally decreased during the second half of 2013, the increase in the reserves both during 2013 and in the fourth quarter of 2013 was primarily due to an increase in the rate of response to the Customer Contact Exercise as well as a continued elevated level of customer complaints on the sale of PPI prior to January 2005, which Citi believes is largely as a result of the continued regulatory focus and increased customer awareness of PPI issues across the industry. During 2013, Citi paid $203 million of PPI claims, which were charged against the reserve, resulting in a year-end PPI reserve of $296 million (compared to $376 million as of December 31, 2012).
Citi believes the number of PPI complaints, the amount of refunds and the impact on Citi could remain volatile and are subject to continued significant uncertainty.

BALANCE SHEET REVIEW
The following sets forth a general discussion of the changes in certain of the more significant line items of Citi’s Consolidated Balance Sheet. For additional information on Citigroup’s liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity” below.

In billions of dollars	December 31, 2013	September 30, 2013	December 31, 2012	EOP 4Q13 vs. 3Q13 Increase (decrease)	% Change	EOP 4Q13 vs. 4Q12 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$199	$205	$139	$(6)	(3)%	$60	43%
Federal funds sold and securities borrowed or purchased under agreements to resell	257	274	261	(17)	(6)	(4)	(2)
Trading account assets	286	292	321	(6)	(2)	(35)	(11)
Investments	309	304	312	5	2	(3)	(1)
Loans, net of unearned income and allowance for loan losses	646	637	630	9	1	16	3
Other assets	183	188	202	(5)	(3)	(19)	(9)
Total assets	$1,880	$1,900	$1,865	$(20)	(1)%	$15	1%
Liabilities
Deposits	$968	$955	$931	$13	1%	$37	4%
Federal funds purchased and securities loaned or sold under agreements to repurchase	204	216	211	(12)	(6)	(7)	(3)
Trading account liabilities	109	122	116	(13)	(11)	(7)	(6)
Short-term borrowings	59	59	52	—	—	7	13
Long-term debt	221	222	239	(1)	—	(18)	(8)
Other liabilities	113	123	125	(10)	(8)	(12)	(10)
Total liabilities	$1,674	$1,697	$1,674	$(23)	(1)%	$—	—%
Total equity	206	203	191	3	1	15	8
Total liabilities and equity	$1,880	$1,900	$1,865	$(20)	(1)%	$15	1%

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
During 2013, cash and deposits with banks increased 43%, driven by a $67 billion, or 65%, increase in Deposits with banks, reflecting the growth in Citi’s deposits during the year (for additional information, see “Managing Global Risk—Market Risk—Funding and Liquidity” below). Sequentially, cash and deposits with banks decreased 3%, primarily driven by net loan growth and higher net trading account assets within Securities and Banking, as trading account liabilities decreased by more then trading account assets, as discussed below, partially offset by higher deposits in Transaction Services and sales related to the continued reduction of Citi Holdings assets.
Average cash balances were $204 billion in the fourth quarter of 2013, compared to $180 billion in the third quarter of 2013.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
Federal funds sold consist of unsecured advances to third parties of excess balances in reserve accounts held at the Federal Reserve Bank. For the full year and fourth quarter of 2013, Citi’s federal funds sold were not significant.
Reverse repos and securities borrowed decreased 6% quarter-over-quarter, primarily due to a reduction in trading in the Markets businesses within Securities and Banking as counterparties became more cautious during the second half of 2013 as they reacted to potential tapering by the Federal Reserve Board and possible U.S. government default.
For further information regarding these balance sheet categories, see Note 11 to the Consolidated Financial Statements.

Trading Account Assets
Trading account assets declined during the second half of 2013 due to declines in client activity in Rates and Currencies in the Markets businesses within Securities and Banking, as referenced above. Average trading account assets were $239 billion in the fourth quarter of 2013, compared to $246 billion in the third quarter of 2013.
For further information on Citi’s trading account assets, see Note 13 to the Consolidated Financial Statements.

Investments
Investments generally remained stable during 2013, as a slight increase in foreign government securities was offset by declines in mortgage-backed securities to reduce the interest rate risk profile and U.S. Treasury and agency securities.
For further information regarding investments, see Note 14 to the Consolidated Financial Statements.

Loans
Loans represent the largest asset category of Citi’s balance sheet. Citi’s total loans, net of unearned income, were $665 billion at December 31, 2013, compared to $658 billion at September 30, 2013 and $655 billion at December 31, 2012. The impact of foreign exchange translation reduced loan balances by $8 billion year-over-year and by $1 billion quarter-over-quarter.  Additionally, approximately $3 billion of loans were moved to Discontinued operations during the second quarter of 2013 as a result of the agreement to sell Credicard.  Throughout this section, the discussion of loans excludes the impact of foreign exchange translation, and excludes Credicard loans for the fourth quarter of 2012 and the third quarter of 2013.
Excluding these items, Citi’s loans increased 3% from the prior-year period and 1% quarter-over-quarter, as demand from consumer and corporate customers continued to be supported by the economic recovery, partially offset by the continued wind down of Citi Holdings. At year-end 2013, Consumer and Corporate loans represented 59% and 41%, respectively, of Citi’s total loans.
Citicorp loans increased 8% year-over-year, with growth in both the Consumer and Corporate loan portfolios. Consumer loans grew 5% from the prior-year period. In North America, Consumer loans grew 4% from the prior-year period, primarily reflecting the addition of the approximately $7 billion of credit card loans as a result of the acquisition of the Best Buy portfolio in the third quarter of 2013. Internationally, Consumer loans increased 7% from the prior-year period, led by growth in Mexico, Hong Kong and India, offset by the ongoing repositioning efforts in Korea.
Corporate loans grew 12% from the prior-year period, with 12% growth in Asia, 7% growth in EMEA and 17% growth in North America, which included the consolidation of a $7 billion trade loan portfolio in Transaction Services during the second quarter of 2013. Private Bank loans increased 14% year-over-year, with the most significant growth in Asia and North America. Transaction Services loans grew 16% compared to the prior-year period, including the trade loan consolidation as well as origination growth in trade finance throughout the year. Corporate loans, excluding trade loans, grew 10% from the prior-year period.
Citi Holdings loans declined 20% year-over-year, primarily due to continued run-off and asset sales.
During the fourth quarter of 2013, average loans of $659 billion yielded an average rate of 7.0%, compared to $645 billion and 7.0% respectively, in the third quarter of 2013.
For further information on Citi’s loan portfolios, see generally “Managing Global Risk—Market Risk—Funding and Liquidity” below and Note 15 to the Consolidated Financial Statements.

Other Assets
Other assets consist of brokerage receivables, goodwill, intangibles and mortgage servicing rights, in addition to other assets (including, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, certain end-user derivatives in a net receivable position, repossessed assets and other receivables).
During the fourth quarter of 2013, other assets decreased 2% primarily due to the sale of Credicard, which was reported in Discontinued operations. Year-over-year, other assets declined 9% primarily due to a reduction in Citi’s deferred tax assets and loans held-for-sale as well as FX translation.

LIABILITIES

Deposits
For a discussion of Citi’s deposits, see “Managing Global Risk —Market Risk—Funding and Liquidity” below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Bank from third parties. For the full year and fourth quarter of 2013, Citi’s federal funds purchased were not significant.
For further information on Citi’s secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity” below. See also Note 11 to the Consolidated Financial Statements for additional information on these balance sheet categories.

Trading Account Liabilities
During the fourth quarter of 2013, Trading account liabilities decreased by 11%, due to lower inventory in Securities and Banking businesses, which was aligned with the corresponding decrease in reverse repos and trading account assets discussed above. Average Trading account liabilities were $66 billion, compared to $71 billion in the third quarter of 2013, primarily due to lower average Securities and Banking volumes.
For further information on Citi’s Trading account liabilities, see Note 13 to the Consolidated Financial Statements.

Debt
For further information on Citi’s long-term and short-term debt borrowings, see “Managing Global Risk—Market Risk—Funding and Liquidity” below and Note 18 to the Consolidated Financial Statements.

Other Liabilities
Other liabilities consist of brokerage payables and other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, repositioning, unfunded lending commitments, and other matters).
During 2013, Other liabilities decreased 10%, primarily due to a decrease in brokerage payables and normal business fluctuations.

Segment Balance Sheet(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders’ Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$17,787	$63,373	$116,763	$197,923	$967	$—	$198,890
Federal funds sold and securities borrowed or purchased under agreements to resell	5,050	251,077	—	256,127	910	—	257,037
Trading account assets	6,279	275,662	242	282,183	3,745	—	285,928
Investments	30,403	114,978	150,873	296,254	12,726	—	308,980
Loans, net of unearned income and
allowance for loan losses	291,531	267,935	—	559,466	86,358	—	645,824
Other assets	53,495	72,472	45,360	171,327	12,396	—	183,723
Total assets	$404,545	$1,045,497	$313,238	$1,763,280	$117,102	$—	$1,880,382
Liabilities and equity
Total deposits	$332,422	$573,782	$26,099	$932,303	$35,970	$—	$968,273
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,847	195,664	—	203,511	1	—	203,512
Trading account liabilities	24	107,463	264	107,751	1,011	—	108,762
Short-term borrowings	291	47,117	11,322	58,730	214	—	58,944
Long-term debt	1,934	37,474	18,773	58,181	6,131	156,804	221,116
Other liabilities	18,393	76,136	11,652	106,181	7,461	—	113,642
Net inter-segment funding (lending)	43,634	7,861	243,334	294,829	66,314	(361,143)	—
Total liabilities	$404,545	$1,045,497	$311,444	$1,761,486	$117,102	$(204,339)	$1,674,249
Total equity	—	—	1,794	1,794	—	204,339	206,133
Total liabilities and equity	$404,545	$1,045,497	$313,238	$1,763,280	$117,102	$—	$1,880,382

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of December 31, 2013. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationships of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

(2)	Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within the Corporate/Other segment.

(3)
The total stockholders’ equity and the majority of long-term debt of Citigroup reside in the Citigroup parent company Consolidated Balance Sheet. See Notes 18 and 19 to the Consolidated Financial Statements. Citigroup allocates stockholders’ equity and long-term debt to its businesses through inter-segment allocations as shown above.

OFF-BALANCE-SHEET ARRANGEMENTS

Citigroup enters into various types of off-balance-sheet arrangements in the ordinary course of business. Citi’s involvement in these arrangements can take many different forms, including without limitation:

•	purchasing or retaining residual and other interests in unconsolidated special purpose entities, such as credit card receivables and mortgage-backed and other asset-backed securitization entities;

•	holding senior and subordinated debt, interests in limited and general partnerships and equity interests in other unconsolidated special purpose entities;

•	providing guarantees, indemnifications, loan commitments, letters of credit and representations and warranties; and

•	entering into operating leases for property and equipment.

Citi enters into these arrangements for a variety of business purposes. The securitization arrangements offer investors access to specific cash flows and risks created through the securitization process. The securitization arrangements also assist Citi and Citi’s customers in monetizing their financial assets at more favorable rates than Citi or the customers could otherwise obtain.
The table below shows where a discussion of Citi’s various off-balance-sheet arrangements may be found in this Form 10-K. In addition, see “Significant Accounting Policies and Significant Estimates—Securitizations” below as well as Notes 1, 22 and 27 to the Consolidated Financial Statements.
Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-K

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 22 to the Consolidated Financial Statements.
Leases, letters of credit, and lending and other commitments	See Note 27 to the Consolidated Financial Statements.
Guarantees	See Note 27 to the Consolidated Financial Statements.

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

	Contractual obligations by year
In millions of dollars	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt obligations—principal (1)	$43,424	$31,692	$34,580	$24,336	$20,930	$66,154	$221,116
Long-term debt obligations—interest payments (2)	1,555	1,135	1,238	871	749	2,368	7,916
Operating and capital lease obligations	1,557	1,192	1,018	826	681	5,489	10,763
Purchase obligations	852	645	507	380	162	247	2,793
Other liabilities (3)	32,705	632	313	245	242	5,157	39,294
Total	$80,093	$35,296	$37,656	$26,658	$22,764	$79,415	$281,882

(1)	For additional information about long-term debt obligations, see “Managing Global Risk—Market Risk—Funding and Liquidity” below and Note 18 to the Consolidated Financial Statements.

(2)
Contractual obligations related to interest payments on long-term debt are calculated by applying the weighted average interest rate on Citi’s outstanding long-term debt as of December 31, 2013 to the contractual payment obligations on long-term debt for each of the periods disclosed in the table. At December 31, 2013, Citi’s overall weighted average contractual interest rate for long-term debt was 3.58%.

(3)
Includes accounts payable and accrued expenses recorded in Other liabilities on Citi’s Consolidated Balance Sheet. Also includes discretionary contributions for 2014 for Citi’s non-U.S. pension plans and the non-U.S. postretirement plans, as well as employee benefit obligations accounted for under SFAS 87 (ASC 715), SFAS 106 (ASC 715) and SFAS 112 (ASC 712).

CAPITAL RESOURCES

Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During 2013, Citi issued approximately $4.3 billion of noncumulative perpetual preferred stock, resulting in a total of approximately $6.7 billion outstanding as of December 31, 2013.
Citi has also previously augmented its regulatory capital through the issuance of trust preferred securities, although the treatment of such instruments as regulatory capital will largely be phased out under the final U.S. Basel III rules (Final Basel III Rules) (see “Regulatory Capital Standards Developments” below). Accordingly, Citi has continued to redeem certain of its trust preferred securities in contemplation of such future phase out (see “Managing Global Risk—Market Risk—Funding and Liquidity—Long-Term Debt” below).
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

Current Regulatory Capital Guidelines

Citigroup Capital Resources Under Current Regulatory Guidelines
Citigroup is subject to the risk-based capital guidelines issued by the Federal Reserve Board which currently constitute the Basel I credit risk capital rules and also the final (revised) market risk capital rules (Basel II.5). Commencing with 2014, Citi’s regulatory capital ratios will reflect, in part, the implementation of certain aspects of the Final Basel III Rules, such as those related to the transitioning toward qualifying capital components, including the application of regulatory capital adjustments and deductions. In addition, effective with the second quarter of 2014, Citi will begin applying the Basel III Advanced Approaches rules. For additional information regarding the implementation of the Final Basel III Rules, see “Regulatory Capital Standards Developments” below.
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
In 2009, the U.S. banking regulators developed a supervisory measure of capital termed “Tier 1 Common,” which is defined as Tier 1 Capital less non-common elements, including qualifying perpetual preferred stock, qualifying noncontrolling interests, and qualifying trust preferred securities. Until January 1, 2015, the Federal Reserve Board has retained this definition of Tier 1 Common Capital for CCAR purposes, which differs substantially from the more restrictive definition under the Final Basel III Rules. Moreover, the presentation of Tier 1 Common Capital and related ratio in the tables that follow, labeled “Current Regulatory Guidelines”, are also consistent in derivation with this supervisory definition.

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
Citigroup Capital Ratios Under Current Regulatory Guidelines

	Dec. 31, 2013(1)	Dec. 31, 2012(2)
Tier 1 Common	12.64%	12.67%
Tier 1 Capital	13.68	14.06
Total Capital (Tier 1 Capital + Tier 2 Capital)	16.65	17.26
Leverage	8.21	7.48

(1)
Risk-weighted assets for purposes of the Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(2)	Risk-weighted assets for purposes of the Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on Basel I credit risk and market risk capital rules.

As indicated in the table above, Citigroup was “well capitalized” under current federal bank regulatory agency definitions as of December 31, 2013 and December 31, 2012.

Components of Citigroup Capital Under Current Regulatory Guidelines

In millions of dollars	December 31, 2013	December 31, 2012
Tier 1 Common Capital
Citigroup common stockholders’ equity (1)	$197,694	$186,487
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities AFS, net of tax (2)(3)	(1,724)	597
Less: Accumulated net unrealized losses on cash flow hedges, net of tax (4)	(1,245)	(2,293)
Less: Defined benefit plans liability adjustment, net of tax (5)	(3,989)	(5,270)
Less: Cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax (6)	(224)	18
Less: Disallowed deferred tax assets (7)	39,384	41,800
Less: Intangible assets:
Goodwill, net of related deferred tax liability (DTL)	23,362	24,170
Other disallowed intangible assets, net of related DTL	3,625	3,868
Less: Net unrealized losses on AFS equity securities, net of tax (2)	66	—
Other	(369)	(502)
Total Tier 1 Common Capital	$138,070	$123,095
Tier 1 Capital
Qualifying perpetual preferred stock (1)	$6,645	$2,562
Qualifying trust preferred securities	3,858	9,983
Qualifying noncontrolling interests	871	892
Total Tier 1 Capital	$149,444	$136,532
Tier 2 Capital
Allowance for credit losses (8)	$13,756	$12,330
Qualifying subordinated debt (9)	18,758	18,689
Net unrealized pretax gains on AFS equity securities (2)	—	135
Total Tier 2 Capital	$32,514	$31,154
Total Capital (Tier 1 Capital + Tier 2 Capital)	$181,958	$167,686

Citigroup Risk-Weighted Assets
In millions of dollars	December 31, 2013 (11)	December 31, 2012 (12)
Credit Risk-Weighted Assets (10)	$963,949	$929,722
Market Risk-Weighted Assets	128,758	41,531
Total Risk-Weighted Assets	$1,092,707	$971,253

(1)
Issuance costs of $93 million related to preferred stock outstanding at December 31, 2013 are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(3)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities that were previously transferred from AFS to HTM, and non-credit-related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.

(4) Accumulated net unrealized gains (losses) on cash flow hedges recorded in Accumulated other comprehensive income (AOCI) as a result of the adoption and application of ASC 815, Derivatives and Hedging (formerly FAS 133), are excluded from Tier 1 Capital, in accordance with current risk-based capital guidelines.

(5)
The Federal Reserve Board granted interim capital relief, allowing banking organizations to exclude from regulatory capital any amounts recorded in AOCI resulting from the adoption and application of ASC 715-20, Compensation—Retirement Benefits—Defined Benefits Plans (formerly SFAS 158).

(6)
The impact of changes in Citi’s own creditworthiness in valuing liabilities for which the fair value option has been elected is excluded from Tier 1 Capital, in accordance with current risk-based capital guidelines.

(7)
Of Citi’s approximately $52.8 billion of net deferred tax assets at December 31, 2013, approximately $10.9 billion of such assets were includable in regulatory capital pursuant to current risk-based capital guidelines, while approximately $39.4 billion of such assets exceeded the limitation imposed by these guidelines and were deducted in arriving at Tier 1 Capital. Citi’s approximately $2.5 billion of other net deferred tax assets primarily represented deferred tax assets related to the regulatory capital adjustments for defined benefit plans liability, unrealized gains (losses) on AFS securities and cash flow hedges, partially offset by deferred tax liabilities related to the deductions for goodwill and certain other intangible assets, which are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to limitation under the guidelines.

(8)	Includable up to 1.25% of risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at risk-weighted assets.

(9)	Includes qualifying subordinated debt in an amount not exceeding 50% of Tier 1 Capital.

(10)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of approximately $61 billion for interest rate, commodity, equity, foreign exchange and credit derivative contracts as of December 31, 2013, compared with approximately $62 billion as of December 31, 2012. Credit risk-

weighted assets also include those deriving from certain other off-balance-sheet exposures, such as financial guarantees, unfunded lending commitments and letters of credit, and reflect deductions such as for certain intangible assets and any excess allowance for credit losses.
(11) Risk-weighted assets as computed under Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(12)
Risk-weighted assets as computed under Basel I credit risk and market risk capital rules. Total risk-weighted assets at December 31, 2012, including estimated market risk-weighted assets of approximately $169.3 billion assuming application of the Basel II.5 rules, would have been approximately $1.11 trillion.

Citigroup Capital Rollforward Under Current Regulatory Guidelines

In millions of dollars	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
Tier 1 Common Capital
Balance, beginning of period	$135,540	$123,095
Net income	2,456	13,673
Dividends declared	(100)	(314)
Net increase in treasury stock	(186)	(811)
Net increase in additional paid-in capital(1)(2)	197	895
Net decrease in foreign currency translation adjustment included in accumulated other comprehensive income, net of tax	(391)	(2,245)
Net decrease in cumulative effect included in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax	86	242
Net decrease in disallowed deferred tax assets	426	2,416
Net decrease in goodwill and other disallowed intangible assets, net of related DTL	65	1,051
Net increase in net unrealized losses on AFS equity securities, net of tax	(66)	(66)
Other	43	134
Net increase in Tier 1 Common Capital	$2,530	$14,975
Balance, end of period	$138,070	$138,070
Tier 1 Capital
Balance, beginning of period	$145,791	$136,532
Net increase in Tier 1 Common Capital	2,530	14,975
Net decrease in qualifying trust preferred securities	(363)	(6,125)
Net increase in qualifying perpetual preferred stock(2)	1,461	4,083
Net change in qualifying noncontrolling interests	25	(21)
Net increase in Tier 1 Capital	$3,653	$12,912
Balance, end of period	$149,444	$149,444
Tier 2 Capital
Balance, beginning of period	$32,550	$31,154
Net increase in allowance for credit losses eligible for inclusion in Tier 2 Capital(3)	277	1,426
Net change in qualifying subordinated debt	(312)	69
Net decrease in net unrealized pretax gains on AFS equity securities eligible for inclusion in Tier 2 Capital	(1)	(135)
Net change in Tier 2 Capital	$(36)	$1,360
Balance, end of period	$32,514	$32,514
Total Capital (Tier 1 Capital + Tier 2 Capital)	$181,958	$181,958

(1)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(2)
Citi issued approximately $1.5 billion and approximately $4.3 billion of qualifying perpetual preferred stock during the three months and twelve months ended December 31, 2013, respectively. These issuances were partially offset by both redemptions and the netting of issuance costs, which in the aggregate were $34 million and $187 million for the three months and twelve months ended December 31, 2013, respectively. For U.S. GAAP purposes, issuance costs of $34 million and $93 million for the three months and twelve months ended December 31, 2013, respectively, were netted against additional paid-in capital.

(3)
The net increase for the year ended December 31, 2013 reflects, in part, an increase in the portion of the allowance for credit losses eligible for inclusion in Tier 2 Capital resulting from an increase in gross risk-weighted assets due to the adoption of Basel II.5.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Guidelines

In millions of dollars	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
Risk-Weighted Assets
Balance, beginning of period	$1,068,991	$971,253
Changes in Credit Risk-Weighted Assets
Net decrease in cash and due from banks	(1,348)	(2,722)
Net decrease in investment securities	(558)	(3,280)
Net increase in loans and leases, net	7,663	10,502
Net change in federal funds sold and securities purchased under agreements to resell	(1,601)	1,095
Net decrease in over-the-counter derivatives	(2,202)	(1,894)
Net increase in commitments and guarantees	2,316	12,230
Net increase in securities lent	12,820	15,765
Other	3,397	2,531
Net increase in Credit Risk-Weighted Assets	$20,487	$34,227

Changes in Market Risk-Weighted Assets
Impact of adoption of Basel II.5	$—	$127,721
Movements in risk levels	(1,252)	(29,542)
Model and methodology updates	(1,988)	(22,261)
Other	6,469	11,309
Net increase in Market Risk-Weighted Assets	$3,229	$87,227
Balance, end of period	$1,092,707	$1,092,707

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Guidelines
Citigroup’s subsidiary U.S. depository institutions are also subject to risk-based capital guidelines issued by their respective primary federal bank regulatory agencies, which are similar to the guidelines of the Federal Reserve Board. The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under current regulatory guidelines for Citibank, N.A., Citi’s primary subsidiary U.S. depository institution, as of December 31, 2013 and December 31, 2012.

In millions of dollars, except ratios	Dec. 31, 2013(1)	Dec. 31, 2012(2)
Tier 1 Common Capital	$121,713	$116,633
Tier 1 Capital	122,450	117,367
Total Capital
(Tier 1 Capital + Tier 2 Capital)	141,341	135,513
Risk-Weighted Assets	905,836	825,976
Quarterly Adjusted Average Total Assets (3)	1,317,673	1,308,406
Tier 1 Common ratio	13.44%	14.12%
Tier 1 Capital ratio	13.52	14.21
Total Capital ratio	15.60	16.41
Leverage ratio	9.29	8.97

(1) Risk-weighted assets for purposes of the Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on Basel I credit risk capital rules and final (revised) market risk capital rules (Basel II.5) effective on January 1, 2013.

(2)	Risk-weighted assets for purposes of the Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on Basel I credit risk and market risk capital rules.

(3)	Represents the Leverage ratio denominator.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Guidelines
The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in risk-weighted assets or quarterly adjusted average total assets (denominator) as of December 31, 2013. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or quarterly adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Leverage ratio
	Impact of $100 million change in Tier 1 Common Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets
Citigroup	0.9 bps	1.2 bps	0.9 bps	1.3 bps	0.9 bps	1.5 bps	0.5 bps	0.5 bps
Citibank, N.A.	1.1 bps	1.5 bps	1.1 bps	1.5 bps	1.1 bps	1.7 bps	0.8 bps	0.7 bps

Citigroup Broker-Dealer Subsidiaries
At December 31, 2013, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $5.4 billion, which exceeded the minimum requirement by $4.5 billion.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2013.

Basel III

For additional information on Citi’s estimated Basel III ratios, see “Risk Factors—Regulatory Risks” below.

Tier 1 Common Ratio
Citi’s estimated Basel III Tier 1 Common ratio was 10.6% at December 31, 2013, compared to 10.5% at September 30, 2013 and 8.7% at December 31, 2012 (all based on the “Advanced Approaches” for determining total risk-weighted assets).
The marginal increase quarter-over-quarter in Citi’s estimated Basel III Tier 1 Common ratio reflected continued growth in Tier 1 Common Capital resulting from quarterly net income and further DTA utilization of approximately $700 million (see “Significant Accounting Policies and Significant Estimates—Income Taxes” below), the effect of which was largely offset by higher risk-weighted assets, principally driven by an increase in estimated operational risk-weighted assets. Citi increased its estimate of operational risk-weighted assets during the fourth quarter due to an ongoing review, refinement and enhancement of its Basel III models, as well as in consideration of the evolving regulatory and litigation environment within the banking industry.

The significant year-over-year increase in Citi’s estimated Basel III Tier 1 Common ratio was primarily due to net income and other improvements to Tier 1 Common Capital, including a sizable reduction in Citi’s minority investments principally resulting from the sale of Citi’s remaining interest in the MSSB joint venture as well as approximately $2.5 billion utilization of DTAs, which was partially offset by additional net losses in AOCI and, to a lesser extent, share repurchases and dividends.
On February 21, 2014, the Federal Reserve Board announced that Citi was approved to exit the “parallel run” period regarding the application of the Basel III Advanced Approaches in the calculation of risk-weighted assets, effective for the second quarter of 2014. One of the stipulations for such approval is that Citi further increase its estimated operational risk-weighted assets to $288 billion from $232 billion as of December 31, 2013, reflecting ongoing developments regarding the overall banking industry operating environment. The pro forma impact of the required higher operational risk-weighted assets would have been a decrease of approximately 50 basis points in Citi’s estimated Basel III Tier 1 Common ratio at December 31, 2013 to approximately 10.1%. For additional information regarding the parallel run period applicable to the Advanced Approaches under the Final Basel III Rules, see “Regulatory Capital Standards Developments—Risk-Based Capital Ratios” below.

Components of Citigroup Capital Under Basel III

In millions of dollars	December 31, 2013(1)	December 31, 2012(2)
Tier 1 Common Capital
Citigroup common stockholders’ equity(3)	$197,694	$186,487
Add: Qualifying noncontrolling interests	182	171
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(4)	(1,245)	(2,293)
Less: Cumulative change in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax (5)	177	587
Less: Intangible assets:
Goodwill net of related DTL (6)	24,518	25,488
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTL	4,950	5,632
Less: Defined benefit pension plan net assets	1,125	732
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards (7)	26,439	28,800
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs (7)(8)	16,315	22,316
Total Tier 1 Common Capital	$125,597	$105,396
Additional Tier 1 Capital
Qualifying perpetual preferred stock (3)	$6,645	$2,562
Qualifying trust preferred securities (9)	1,374	1,377
Qualifying noncontrolling interests	39	37
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(10)	243	247
Total Tier 1 Capital	$133,412	$109,125
Tier 2 Capital
Qualifying subordinated debt	$14,414	$13,947
Qualifying trust preferred securities	745	2,582
Qualifying noncontrolling interests	52	49
Regulatory Capital Adjustment and Deduction:
Add: Excess of eligible credit reserves over expected credit losses(11)	1,669	5,115
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(10)	243	247
Total Tier 2 Capital	$16,637	$21,446
Total Capital (Tier 1 Capital + Tier 2 Capital) (12)	$150,049	$130,571

(1)
Calculated based on the Final Basel III Rules, and with full implementation assumed for all capital components (i.e., an effective date of January 1, 2019), except for qualifying trust preferred securities that fully phase-out of Tier 2 Capital by January 1, 2022.

(2)
Calculated based on the proposed U.S. Basel III rules, and with full implementation assumed for capital components (i.e., an effective date of January 1, 2019), except for qualifying trust preferred securities that fully phase-out of Tier 2 Capital by January 1, 2022.

(3)
Issuance costs of $93 million related to preferred stock outstanding at December 31, 2013 are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(4)
Tier 1 Common Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in AOCI that relate to the hedging of items not recognized at fair value on the balance sheet.

(5)
The impact of changes in Citigroup’s own creditworthiness in valuing liabilities for which the fair value option has been elected and own-credit valuation adjustments on derivatives is excluded from Tier 1 Common Capital, in accordance with the Final Basel III Rules.

(6)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(7)
Of Citi’s approximately $52.8 billion of net deferred tax assets at December 31, 2013, approximately $12.2 billion of such assets were includable in regulatory capital pursuant to the Final Basel III Rules, while approximately $40.6 billion of such assets were excluded in arriving at Tier 1 Common Capital. Comprising the excluded net deferred tax assets was an aggregate of approximately $41.8 billion of net deferred tax assets arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Tier 1 Common Capital. In addition, approximately $1.2 billion of net deferred tax liabilities, primarily consisting of deferred tax liabilities associated with goodwill and certain other intangible assets, partially offset by deferred tax assets related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to deduction under these rules. Separately, under the Final Basel III Rules, goodwill and these other intangible assets are deducted net of associated deferred tax liabilities in arriving at Tier 1 Common Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(8)	Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

(9)
Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the Final Basel III Rules. Accordingly, the prior period has been conformed to current period presentation for comparative purposes.

(10)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(11)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(12)
Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital. In accordance with the Standardized Approach, Total Capital was $161.8 billion and $138.5 billion at December 31, 2013 and December 31, 2012, respectively.

Citigroup Risk-Weighted Assets Under Basel III

In millions of dollars	December 31, 2013(1)	December 31, 2012(2)
Advanced Approaches total risk-weighted assets	$1,186,000	$1,206,000
Standardized Approach total risk-weighted assets	$1,177,000	$1,200,000

(1)	Calculated based on the Final Basel III Rules, and with full implementation assumed.

(2)	Calculated based on the proposed U.S. Basel III rules, and with full implementation assumed.

Citigroup Risk-Weighted Assets Under Basel III at December 31, 2013 (1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$693,000	$149,000	$842,000	$963,000	$102,000	$1,065,000
Market Risk	107,000	5,000	112,000	107,000	5,000	112,000
Operational Risk(2) (3)	160,000	72,000	232,000	—	—	—
Total	$960,000	$226,000	$1,186,000	$1,070,000	$107,000	$1,177,000

(1) Calculated based on the Final Basel III Rules, and with full implementation assumed.
(2) Given that operational risk is measured based not only upon Citi’s historical loss experience but also is reflective of ongoing events in the banking industry, efforts at reducing assets and exposures should result mostly in reductions in credit and market risk-weighted assets.
(3) As noted under “Basel III - Tier 1 Common Ratio” above, Citi will be required to increase its estimated operational risk-weighted assets from $232 billion at December 31, 2013 to $288 billion in connection with Citi’s exit from the “parallel run” period regarding the application of the Basel III Advanced Approaches in the calculation of risk-weighted assets.

Citigroup Capital Rollforward Under Basel III

In millions of dollars	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
Tier 1 Common Capital
Balance, beginning of period	$121,691	$105,396
Net income	2,456	13,673
Dividends declared	(100)	(314)
Net increase in treasury stock	(186)	(811)
Net change in additional paid-in capital(1)(2)	197	895
Net change in accumulated other comprehensive losses, net of tax	(335)	(2,237)
Net change in accumulated net unrealized losses on cash flow hedges, net of tax(3)	(96)	(1,048)
Net decrease in cumulative change in fair value of financial liabilities attributable to the change in own creditworthiness, net of tax	162	410
Net decrease in goodwill, net of related DTL (4)	203	970
Net decrease in other intangible assets other than mortgage servicing rights (MSRs), net of related DTL	16	682
Net increase in defined benefit pension plan net assets	(171)	(393)
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carryforwards	1,535	2,361
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs (5)	215	6,001
Other	10	12
Net increase in Tier 1 Common Capital	$3,906	$20,201
Balance, end of period	$125,597	$125,597
Tier 1 Capital
Balance, beginning of period	$128,054	$109,125
Net increase in Tier 1 Common Capital	3,906	20,201
Net increase in qualifying perpetual preferred stock(2)	1,461	4,083
Net decrease in qualifying trust preferred securities	(2)	(3)
Other	(7)	6
Net increase in Tier 1 Capital	$5,358	$24,287
Balance, end of period	$133,412	$133,412
Tier 2 Capital
Balance, beginning of period	$17,990	$21,446
Net change in qualifying subordinated debt	(349)	467
Net change in qualifying trust preferred securities	—	(1,837)
Net change in excess of eligible credit reserves over expected credit losses	(998)	(3,446)
Other	(6)	7
Net decrease in Tier 2 Capital	$(1,353)	$(4,809)
Balance, end of period	$16,637	$16,637
Total Capital (Tier 1 Capital + Tier 2 Capital)	$150,049	$150,049

(1)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(2)
Citi issued approximately $1.5 billion and approximately $4.3 billion of qualifying perpetual preferred stock during the three months and twelve months ended December 31, 2013, respectively. These issuances were partially offset by both redemptions and the netting of issuance costs, which in the aggregate were $34 million and $187 million for the three months and twelve months ended December 31, 2013, respectively. For U.S. GAAP purposes, issuance costs of $34 million and $93 million for the three months and twelve months ended December 31, 2013, respectively, were netted against additional paid-in capital.

(3)
Tier 1 Common Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in AOCI that relate to the hedging of items not recognized at fair value on the balance sheet.

(4)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(5)	Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

Supplementary Leverage Ratio
Citigroup’s estimated Basel III Supplementary Leverage ratio was 5.4% for the fourth quarter of 2013, compared to an estimated 5.1% for the third quarter. The quarter-over-quarter ratio improvement was primarily due to an increase in Tier 1 Capital arising largely from quarterly net income, as well as a decrease in Total Leverage Exposure substantially resulting from lower on-balance-sheet assets.
The Supplementary Leverage ratio represents the average for the quarter of the three monthly ratios of Tier 1 Capital to Total Leverage Exposure (i.e., the sum of the ratios calculated for October, November and December, divided by three). Total Leverage Exposure is the sum of: (i) the carrying value of all on-balance-sheet assets less applicable Tier 1 Capital deductions; (ii) the potential future exposure on derivative contracts; (iii) 10% of the notional amount of unconditionally cancellable commitments; and (iv) the full notional amount of certain other off-balance sheet exposures (e.g., other commitments and contingencies).
Citi’s estimated Basel III Tier 1 Common ratio and estimated Basel III Supplementary Leverage ratio and certain related components are non-GAAP financial measures. Citigroup believes these ratios and their components provide useful information to investors and others by measuring Citigroup’s progress against future regulatory capital standards.

Regulatory Capital Standards Developments

Basel II.5
In June 2012, the U.S. banking agencies released final (revised) market risk capital rules (Basel II.5), which became effective on January 1, 2013. Subsequently, in December 2013, the Federal Reserve Board amended Basel II.5 by conforming such rules to certain elements of the Final Basel III Rules, as well as incorporating additional clarifications. These Basel II.5 revisions have not had a material impact on the measurement of Citi’s market risk-weighted assets.
Separately, in October 2013, the Basel Committee on Banking Supervision (Basel Committee) issued a new proposal with respect to its ongoing review of regulatory capital standards applicable to the trading book of banking organizations. The proposal, which is more definitive than the initial version published in May 2012, would significantly revise the current market risk capital framework, as well as address previously known shortcomings in the Basel II.5 rules. Among the more significant of the proposed revisions are those related to (i) strengthening and clarifying the boundary between trading book and banking book positions; (ii) incorporating certain modifications to the standardized approach to the calculation of risk-weighted assets; (iii) redesigning internal regulatory capital models; and (iv) expanding the scope and granularity of public disclosures. The Basel Committee has also initiated, in parallel, a quantitative impact study in an effort to assess the implications arising from the proposal. Timing as to finalization of the Basel Committee proposal, and the potential future impact on U.S. banking organizations, such as Citi, are uncertain.

Basel III

Overview
In July 2013, the U.S. banking agencies released the Final Basel III Rules, which comprehensively revise the regulatory capital framework for substantially all U.S. banking organizations and incorporate relevant provisions of the Dodd-Frank Act.
The Final Basel III Rules raise the quantity and quality of regulatory capital by formally introducing not only Tier 1 Common Capital and mandating it be the predominant form of regulatory capital, but also by narrowing the definition of qualifying capital elements at all three regulatory capital tiers (i.e., Tier 1 Common Capital, Additional Tier 1 Capital, and Tier 2 Capital) as well as imposing broader and more constraining regulatory capital adjustments and deductions. Moreover, these rules establish both a fixed and a discretionary capital buffer, which would be available to absorb losses in advance of any potential impairment of regulatory capital below the stated minimum risk-based capital ratio requirements.
For so-called “Advanced Approaches” banking organizations (generally those with consolidated total assets of at least $250 billion or consolidated total on-balance-sheet foreign exposures of at least $10 billion), which includes Citi and Citibank, N.A., the Final Basel III Rules are required to be adopted effective January 1, 2014, with the exception of the “Standardized Approach” for deriving risk-weighted assets, which becomes effective January 1, 2015. However, in order to minimize the effect of adopting these new requirements on U.S. banking organizations and consequently potentially also global economies, the Final Basel III Rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”) with respect to the stated minimum Tier 1 Common and Tier 1 Capital ratio requirements, substantially all regulatory adjustments and deductions, non-qualifying Tier 1 and Tier 2 Capital instruments (such as trust preferred securities), and the capital buffers. All of these transition provisions, with the exception of the phase-out of non-qualifying trust preferred securities from Tier 2 Capital, will be fully implemented by January 1, 2019 (i.e., hereinafter “fully phased-in”).

Risk-Based Capital Ratios
Under the Final Basel III Rules, when fully phased in by January 1, 2019, Citi will be required to maintain stated minimum Tier 1 Common, Tier 1 Capital and Total Capital ratios of 4.5%, 6% and 8%, respectively, and will be subject to substantially higher effective minimum ratio requirements due to the imposition of an additional 2.5% Capital Conservation Buffer and a surcharge of at least 2% as a global systemically important bank (G-SIB). Accordingly, Citi currently anticipates that its effective minimum Tier 1 Common, Tier 1 Capital and Total Capital ratio requirements as of January 1, 2019 will be at least 9%, 10.5% and 12.5%, respectively.
Further, the Final Basel III Rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act. This provision requires Advanced Approaches banking organizations to calculate each of the three risk-based capital ratios under both the Standardized Approach starting on January 1, 2015 (or, for 2014, prior to the effective date of the Standardized Approach, the existing Basel I and Basel II.5 capital rules) and the Advanced Approaches and publicly report the lower (most conservative) of each of the resulting capital ratios. The Standardized Approach and the Advanced Approaches primarily differ in the composition and calculation of total risk-weighted assets, as well as in the definition of Total Capital.
Advanced Approaches banking organizations such as Citi and Citibank, N.A. are required, however, to participate in, and must receive Federal Reserve Board and OCC approval to exit a parallel run period with respect to the calculation of Advanced Approaches risk-weighted assets prior to being able to comply with the capital floor provision of the Collins Amendment. During such period, the publicly reported ratios of Advanced Approaches banking organizations (and the ratios against which compliance with the regulatory capital framework is to be measured) would consist of only those risk-based capital ratios calculated under the Basel I and Basel II.5 capital rules (or, after January 1, 2015, under the Standardized Approach). During the parallel run period, Advanced Approaches banking organizations are required to report their risk-based capital ratios under the Advanced Approaches only to their primary federal banking regulator, which for Citi is the Federal Reserve Board. Upon exiting parallel run, an Advanced Approaches banking organization would then be required to publicly report (and would be measured for compliance against) the lower of each of the risk-based capital ratios calculated under the capital floor provision of the Collins Amendment, as set forth above.
On February 21, 2014, the Federal Reserve Board and OCC granted permission for Citi and Citibank, N.A., respectively, to exit the parallel run period and to begin applying the Advanced Approaches framework in the calculation and public reporting of risk-based capital ratios, effective with the second quarter of 2014. Such approval is subject to Citi’s satisfactory compliance with certain commitments regarding the implementation of the Advanced Approaches rule, as well as general ongoing qualification requirements.
Capital Buffers
The Final Basel III Rules establish a 2.5% Capital Conservation Buffer applicable to substantially all U.S. banking organizations and, for Advanced Approaches banking organizations, a potential additional Countercyclical Capital Buffer of up to 2.5%. An Advanced Approaches banking organization’s Countercyclical Capital Buffer would be derived based upon the weighted average of the Countercyclical Capital Buffer requirements, if any, in those national jurisdictions in which the banking organization has private sector credit exposures. Moreover, the Countercyclical Capital Buffer would be invoked upon a determination by the U.S. banking agencies that the market is experiencing excessive aggregate credit growth, and would be an extension of the Capital Conservation Buffer (i.e., an aggregate combined buffer of potentially between 2.5% and 5%). While Advanced Approaches banking organizations may draw on the

Capital Conservation Buffer and, if invoked, the Countercyclical Capital Buffer, to absorb losses during periods of financial or economic stress, restrictions on earnings distributions (e.g., dividends, equity repurchases, and discretionary executive bonuses) would result, with the degree of such restrictions greater based upon the extent to which the buffer is drawn upon.
Under the Final Basel III Rules, the Capital Conservation Buffer for Advanced Approaches banking organizations, as well as the Countercyclical Capital Buffer, if invoked, must be calculated in accordance with the Collins Amendment, and thus be based on a comparison of each of the three reportable risk-based capital ratios as determined under both the Advanced Approaches and the Standardized Approach (or, for 2014, the existing Basel I and Basel II.5 capital rules) and the stated minimum required ratios for each (i.e., 4.5% Tier 1 Common, 6% Tier 1 Capital and 8% Total Capital), with the reportable Capital Conservation Buffer (and, if applicable, also the Countercyclical Capital Buffer) being the smallest of the three differences. Both of these buffers, which are to be comprised entirely of Tier 1 Common Capital, are to be phased in incrementally from January 1, 2016 through January 1, 2019.

G-SIB Surcharge
In July 2013, the Basel Committee issued an update of its G-SIB framework, incorporating a number of revisions relative to the original rules published in November 2011. Among the revisions are selected refinements to the methodology for assessing global systemic importance, clarifications related to the imposition of additional Tier 1 Common Capital surcharges, and certain public disclosure requirements.
Under the Basel Committee rules, the methodology for assessing G-SIBs is based primarily on quantitative measurement indicators underlying five equally weighted broad categories of systemic importance: (i) size; (ii) global (cross-jurisdictional) activity; (iii) interconnectedness; (iv) substitutability/financial institution infrastructure; and (v) complexity. With the exception of size, each of the other categories are comprised of multiple indicators also of equal weight, and amounting to 12 in total. The initial G-SIB surcharge, which is to be comprised entirely of Tier 1 Common Capital, ranges from 1% to 2.5% of risk-weighted assets. Moreover, under the Basel Committee’s rules, the G-SIB surcharge will be introduced in parallel with the Basel III Capital Conservation Buffer and, if applicable, any Countercyclical Capital Buffer, commencing phase-in on January 1, 2016 and becoming fully effective on January 1, 2019.
Separately, the Final Basel III Rules do not address G-SIBs. Nonetheless, the Federal Reserve Board is required by the Dodd-Frank Act to issue rules establishing a quantitative risk-based capital surcharge for financial institutions deemed to be systemically important and posing risk to market-wide financial stability, such as Citi, and the Federal Reserve Board has indicated that it intends for these rules to be consistent with the Basel Committee’s G-SIB rules. Although no such rules have yet been proposed by the Federal Reserve Board,

Citi anticipates that it will likely be subject to at least a 2% initial additional Tier 1 Common Capital surcharge.

Regulatory Capital Adjustments and Deductions
Substantially all of the regulatory capital adjustments and deductions required under the Final Basel III Rules are to be applied in arriving at Tier 1 Common Capital.
Assets required to be fully deducted from Tier 1 Common Capital include, in part, goodwill (both standalone and embedded) and identifiable intangible assets (other than MSRs), net assets of certain defined benefit pension plans, and DTAs arising from tax credit and net operating loss carry-forwards. Additionally, DTAs arising from temporary differences, significant investments in the common stock of unconsolidated financial institutions, and MSRs are subject to potential partial deduction under the so-called “threshold deductions” (i.e., the portions of these assets that individually and, in the aggregate, initially exceed 10% and subsequently collectively exceed 15%, respectively, of adjusted Tier 1 Common Capital). Furthermore, any assets required to be deducted from regulatory capital are also excluded from risk-weighted assets, as well as adjusted average total assets and Total Leverage Exposure for leverage ratio purposes.
The Final Basel III Rules also require that principally all of the components of AOCI be fully reflected in Tier 1 Common Capital, including net unrealized gains and losses on all AFS securities and adjustments to defined benefit plan liabilities. Conversely, the rules permit the exclusion of net gains and losses on cash flow hedges included in AOCI related to the hedging of items not recognized at fair value on a banking organization’s balance sheet. Moreover, an Advanced Approaches banking organization must adjust its Tier 1 Common Capital for the cumulative change in the fair value of financial liabilities attributable to the change in the banking organization’s own creditworthiness. Apart from Tier 1 Common Capital effects, the minimum regulatory capital requirements of insurance underwriting subsidiaries are required to be deducted equally from both Additional Tier 1 Capital and Tier 2 Capital.
The impact of these regulatory capital adjustments and deductions, with the exception of goodwill, which is required to be deducted in full commencing January 1, 2014, are generally to be phased in incrementally at 20% annually beginning on January 1, 2014, with full implementation by January 1, 2018.

Non-Qualifying Trust Preferred Securities
As for non-qualifying capital instruments, the Final Basel III Rules require that Advanced Approaches banking organizations phase-out from Tier 1 Capital trust preferred securities issued prior to May 19, 2010 by January 1, 2016 (other than certain grandfathered trust preferred securities), with 50% of these non-qualifying capital instruments includable in Tier 1 Capital in 2014 and 25% includable in 2015. The carrying value of trust preferred securities excluded from Tier 1 Capital may be included in full in Tier 2 Capital during those two years (i.e., 50% and 75% in 2014 and 2015, respectively), but must be phased out of Tier 2 Capital by January 1, 2022 (declining in 10% annual increments starting at 60% in 2016). Moreover, under the Final Basel III Rules, any nonconforming Tier 2 Capital instruments issued prior to May 19, 2010 will also be required to be phased out by January 1, 2016, with issuances after May 19, 2010 required to be excluded entirely from Tier 2 Capital as of January 1, 2014.

Standardized Approach Risk-Weighted Assets
The Standardized Approach for determining risk-weighted assets is applicable to substantially all U.S. banking organizations, including Citi and Citibank, N.A. and, as of January 1, 2015, will replace the existing regulatory capital rules governing the calculation of risk-weighted assets. Although the mechanics of calculating risk-weighted assets remains largely unchanged from Basel I, the Standardized Approach incorporates heightened risk sensitivity for calculating risk-weighted assets for certain on-balance-sheet assets and off-balance-sheet exposures, including those to foreign sovereign governments and banks, corporate and securitization exposures, and counterparty credit risk on derivative contracts. Total risk-weighted assets under the Standardized Approach exclude risk-weighted assets arising from operational risk, require more limited approaches in measuring risk-weighted assets for securitization exposures, and apply the standardized risk weights to arrive at credit risk-weighted assets. As required under the Dodd-Frank Act, the Standardized Approach relies on alternatives to external credit ratings in the treatment of certain exposures.

Advanced Approaches Risk-Weighted Assets
The Advanced Approaches for determining risk-weighted assets amends the U.S. Basel II capital guidelines for calculating risk-weighted assets. Total risk-weighted assets under the Advanced Approaches would include not only Advanced Approaches in calculating credit and operational risk-weighted assets, but also market risk-weighted assets. Primary among the Basel II modifications are those related to the treatment of counterparty credit risk, as well as substantial revisions to the securitization exposure framework. As with the Standardized Approach, and as mandated by the Dodd-Frank Act, all references to, and reliance on, external credit ratings in deriving risk-weighted assets for various types of exposures are removed.

Leverage Ratios
Under the Final Basel III Rules, Advanced Approaches banking organizations are also required to calculate two leverage ratios, a “Tier 1” Leverage ratio and a “Supplementary” Leverage ratio. The Tier 1 Leverage ratio is a modified version of the current U.S. Leverage ratio and reflects the more restrictive Basel III definition of Tier 1 Capital in the numerator, but with the same current denominator consisting of average total assets less amounts deducted from Tier 1 Capital. The Supplementary Leverage ratio significantly differs from the Tier 1 Leverage ratio by also including certain off-balance-sheet exposures within the denominator of the ratio. Citi, as with substantially all U.S. banking organizations, will be required to maintain a minimum Tier 1 Leverage ratio of 4% effective January 1, 2014. Advanced Approaches banking organizations will be required to maintain a stated minimum Supplementary Leverage ratio of 3% commencing on January 1, 2018, but must commence publicly disclosing this ratio on January 1, 2015.
In July 2013, subsequent to the release of the Final Basel III Rules, the U.S. banking agencies also issued a notice of proposed rulemaking which would amend the Final Basel III Rules to impose on the eight largest U.S. bank holding companies (currently identified as G-SIBs by the Financial Stability Board, which includes Citi) a 2% leverage buffer in addition to the stated 3% minimum Supplementary Leverage ratio requirement. The leverage buffer would operate in a manner similar to that of the Capital Conservation Buffer, such that if a banking organization failed to exceed the 2% requirement it would be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Accordingly, the proposal would effectively raise the Supplementary Leverage ratio requirement to 5%. Additionally, the proposed rules would require that insured depository institution subsidiaries of these bank holding companies, such as Citibank, N.A., maintain a minimum Supplementary Leverage ratio of 6% to be considered “well capitalized” under the revised prompt corrective action framework established by the Final Basel III Rules. If adopted as proposed, Citi and Citibank, N.A. would need to be compliant with these higher effective minimum ratio requirements on January 1, 2018.
Separately, in January 2014, the Basel Committee adopted revisions which substantially modify its original rules in relation to the measurement of exposures for derivatives, securities financing transactions (SFTs), and most off-balance-sheet commitments and contingencies, all of which are included in the denominator of the Basel III Leverage ratio (the equivalent of the U.S. Supplementary Leverage ratio). Under the revised rules, banking organizations will be permitted limited netting of SFTs with the same counterparty and allowed to apply cash variation margin to reduce derivative exposures, both of which are subject to certain specific conditions, as well as cap written credit derivative exposures. Moreover, the credit conversion factors to be applied to certain off-balance-sheet exposures have been reduced from 100% to those applicable under the Basel III Standardized Approach for determining credit risk-weighted assets. The Basel Committee will also continue to monitor banking organizations’ Basel III Leverage ratios on a semiannual basis in order to assess whether any further revisions, including the calibration of the ratio, are deemed necessary prior to the incorporation of any final adjustments by January 1, 2017. Accordingly, the U.S. banking agencies may further revise the Supplementary Leverage ratio in the future based upon the current and any further revisions adopted by the Basel Committee.

Prompt Corrective Action Framework
The Final Basel III Rules revise the Prompt Corrective Action (PCA) regulations in certain respects. In general, the PCA regulations direct the U.S. banking agencies to enforce increasingly strict limitations on the activities of insured depository institutions that fail to meet certain regulatory capital thresholds. The revised PCA framework contains five categories of capital adequacy as measured by risk-based capital and leverage ratios: (i) “well capitalized;” (ii) “adequately capitalized;” (iii) “undercapitalized;” (iv) “significantly undercapitalized;” and (v) “critically undercapitalized.”
Additionally, the U.S. banking agencies revised the PCA regulations to accommodate a new minimum Tier 1 Common ratio requirement for substantially all categories of capital adequacy (other than critically undercapitalized), increase the minimum Tier 1 Capital ratio requirement at each category, and introduce for Advanced Approaches insured depository institutions the Supplementary Leverage ratio as a metric, but only for the “adequately capitalized” and “undercapitalized” categories. These revisions will become effective on January 1, 2015, with the exception of the Supplementary Leverage ratio for Advanced Approaches insured depository institutions, for which January 1, 2018 is the effective date. Accordingly, beginning January 1, 2015, an insured depository institution, such as Citibank, N.A., would need minimum Tier 1 Common, Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios of 6.5% (a new requirement), 8% (a 2% increase over the current requirement), 10%, and 5%, respectively, to be considered “well capitalized.”

Disclosure Requirements
The Final Basel III Rules formally establish extensive qualitative and quantitative public disclosure requirements for substantially all U.S. banking organizations, as well as additional disclosures specifically required of Advanced Approaches banking organizations. The required disclosures are intended to provide transparency with respect to such regulatory capital aspects as capital structure, capital adequacy, capital buffers, credit risk, securitizations, operational risk, equities and interest rate risk. Qualitative disclosures that typically remain unchanged each quarter may be disclosed annually, however, any significant changes must be provided in the interim. Alternatively, quantitative disclosures must be provided quarterly. An Advanced Approaches banking organization is required to comply with the Advanced Approaches disclosures after exiting parallel run, unless it has not exited by the first quarter of 2015, in which case an Advanced Approaches banking organization is required to provide the disclosures set forth under the Standardized Approach until parallel run has been exited.

Volcker Rule
In December 2013, the U.S. banking agencies, along with the Securities and Exchange Commission and the Commodity Futures Trading Commission, issued final rules to implement the so-called “Volcker Rule” of the Dodd-Frank Act (Final Volcker Rule). Aside from provisions which prohibit “banking entities” (i.e., insured depository institutions and their affiliates) from engaging in short-term proprietary trading, the Final Volcker Rule also imposes limitations on the extent to which banking entities are permitted to invest in certain “covered funds” (e.g., hedge funds and private equity funds) and requires that such investments be fully deducted from Tier 1 Capital. While the initial period within which banking entities have to become compliant with the covered fund investment provisions extends to July 21, 2015, the timing as to the required Tier 1 Capital deduction, as well as the expected incorporation of this requirement into the Final Basel III Rules, are currently uncertain. For additional information on the Final Volcker Rule, see “Risk Factors—Regulatory Risks” below.

Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share
Tangible common equity (TCE), as currently defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE, tangible book value per share and book value per share are non-GAAP financial measures. Citi believes these capital metrics provide useful information, as they are used by investors and industry analysts.

In millions of dollars or shares, except per share amounts	December 31, 2013	December 31, 2012
Total Citigroup stockholders’ equity	$204,339	$189,049
Less:
Preferred stock	6,738	2,562
Common equity	$197,601	$186,487
Less:
Goodwill	25,009	25,673
Other intangible assets (other than MSRs)	5,056	5,697
Goodwill and other intangible assets (other than MSRs) related to assets of discontinued operations held for sale	—	32
Net deferred tax assets related to goodwill and other intangible assets	—	32
Tangible common equity (TCE)	$167,536	$155,053

Common shares outstanding (CSO)	3,029.2	3,028.9
Book value per share (common equity/CSO)	$65.23	$61.57
Tangible book value per share (TCE/CSO)	$55.31	$51.19

RISK FACTORS

The following discussion sets forth what management currently believes could be the most significant regulatory, market and economic, liquidity, legal and business and operational risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition. Other risk and uncertainties, including those not currently known to Citi or its management, could also negatively impact Citi’s businesses, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties Citi may face.

REGULATORY RISKS

Citi Faces Ongoing Significant Regulatory Changes and Uncertainties in the U.S. and Non-U.S. Jurisdictions in Which It Operates That Negatively Impact the Management of Its Businesses, Increase Its Compliance Risks and Costs and Could Adversely Affect Its Results of Operations.
Citi continues to be subject to a significant number of regulatory changes and uncertainties both in the U.S. and the non-U.S. jurisdictions in which it operates. These changes and uncertainties emanate not only from financial crisis related reforms, including continued implementation of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) in the U.S., but also reform proposals by national financial authorities and international standard setting bodies (such as the Financial Stability Board) as well as individual jurisdictions. The complexities and uncertainties arising from the volume of regulatory changes or proposals, across numerous regulatory bodies and jurisdictions, is further compounded by what appears to be an accelerating urgency to complete reforms and, in some cases, to do so in a manner that is the most advantageous or protectionist to the proposing jurisdiction.
The complete scope and form of a number of regulatory initiatives are still being finalized and, even when finalized, will likely require significant interpretation and guidance. Moreover, the heightened regulatory environment has resulted not only in a tendency toward more regulation, but also in some cases toward the most prescriptive regulation as regulatory agencies have often taken a restrictive approach to rulemaking, interpretive guidance, approvals and their general ongoing supervisory or prudential authority. In addition, even when U.S. and international regulatory initiatives overlap, in many instances they have not been undertaken on a coordinated basis and areas of divergence have developed with respect to the scope, interpretation, timing, structure or approach, leading to additional, inconsistent or even conflicting regulations.
Ongoing regulatory changes and uncertainties make Citi’s business planning difficult and could require Citi to change its business models or even its organizational structure, all of which could ultimately negatively impact Citi’s strategy and results of operations as well as realization of its deferred tax assets (DTAs). For example, regulators have proposed applying limits to certain concentrations of risk, such as through single counterparty credit limits, and implementation of such limits could require Citi to restructure client or counterparty relationships and could result in the potential loss of clients. Further, certain regulatory requirements could require Citi to create new subsidiaries in foreign jurisdictions instead of its current branches, create subsidiaries to conduct particular businesses or operations (so-called “subsidiarization”), or impose additional capital or other requirements on branches in certain jurisdictions. This could, among other things, negatively impact Citi’s global capital and liquidity management and overall cost structure. Unless and until there is sufficient regulatory certainty, Citi’s business planning and/or proposed pricing for affected businesses necessarily include assumptions based on possible or proposed rules, requirements or outcomes, any of which could impede Citi’s ability to conduct its businesses effectively or comply with final requirements in a timely manner.
Business planning is further complicated by management’s continual need to review and evaluate the impact on Citi’s businesses of ongoing rule proposals, final rules and implementation guidance from numerous regulatory bodies worldwide, within compressed timeframes. In some cases, management’s implementation of a regulatory requirement and assessment of its impact is occurring simultaneously with legal challenges or legislative action to modify or repeal final rules, thus increasing management uncertainty. Moreover, recent regulatory guidance has focused on the need for financial institutions to perform increased due diligence and ongoing monitoring of third party vendor relationships, thus increasing the scope of management involvement and decreasing the efficiency otherwise resulting from these relationships. Citi must also spend significant time and resources managing the increased compliance risks and costs associated with ongoing global regulatory reforms. Citi has established various financial targets for 2015, including efficiency and returns targets, as well as ongoing expense reduction initiatives. Ongoing regulatory changes and uncertainties require management to continually manage Citi’s expenses and potentially reallocate resources, including potentially away from ongoing business investment initiatives.
Given the significant number of regulatory reform initiatives and continued uncertainty, it is not possible to determine the ultimate impact to Citi’s overall strategy, competitiveness and results of operations or, in many cases, its individual businesses.

Despite the Issuance of Final U.S. Basel III Rules, There Continues to Be Significant Uncertainty Regarding the Numerous Aspects of the Regulatory Capital Requirements Applicable to Citi and the Ultimate Impact of These Requirements on Citi’s Businesses, Products and Results of Operations.

Although the U.S. banking agencies issued final Basel III rules applicable to Citigroup and its depository institution subsidiaries, including Citibank, N.A., during 2013, there continues to be significant uncertainty regarding numerous aspects of these and other regulatory capital requirements applicable to Citi and, as a result, the ultimate impact of these requirements on Citi.
Citi’s estimated Basel III ratios and related components are based on its current interpretation, expectations and understanding of the final U.S. Basel III rules and are subject to, among other things, ongoing regulatory review, regulatory approval of Citi’s credit, market and operational Basel III risk models (as well as its market risk models under Basel II.5), additional refinements, modifications or enhancements (whether required or otherwise) to Citi’s models, and further implementation guidance in the U.S. Any modifications or requirements resulting from these ongoing reviews or the continued implementation of Basel III in the U.S. could result in changes in Citi’s risk-weighted assets or other elements involved in the calculation of Citi’s Basel III ratios, which could negatively impact Citi’s capital ratios and its ability to achieve its capital requirements as it projects or as required. Further, because operational risk is measured based not only upon Citi’s historical loss experience but also upon ongoing events in the banking industry generally, Citi’s level of operational risk-weighted assets could remain elevated for the foreseeable future, despite Citi’s continuing efforts to reduce its risk-weighted assets and exposures.
In addition, subsequent to the issuance of the final U.S. Basel III rules, the U.S. banking agencies proposed to amend the final U.S. Basel III rules to require the largest U.S. bank holding companies and their insured depository institution subsidiaries, including Citi and Citibank, N.A., to effectively maintain minimum Supplementary Leverage ratios (SLRs) of 5% and 6%, respectively, compared to the minimum 3% required under the final U.S. and Basel Committee Basel III rules. If adopted as proposed, the SLR, which was initially intended only to supplement the risk-based capital ratios, may become the binding regulatory capital constraint facing Citi and Citibank, N.A. In addition, when combined with the expected U.S. Tier 1 Common Capital “global systemically important bank” (G-SIB) surcharge and other capital requirements, Citi and Citibank, N.A. could be subject to higher capital requirements than many of their U.S. and non-U.S. competitors, leading to a potential competitive disadvantage and negative impact on Citi’s businesses and results of operations.
Various proposals relating to the future liquidity standards or funding requirements applicable to U.S. financial institutions further contribute to the uncertainty regarding the future capital requirements applicable to Citi. For example, the proposed U.S. Basel III Liquidity Coverage ratio (LCR) rules would require Citi to hold additional high-quality liquid assets; however, this requirement would also serve to increase the denominator of the SLR and, as a result, increase the amount of Tier 1 Capital required to be held by Citi to meet the minimum SLR requirements. The Federal Reserve Board has also indicated it is considering proposals relating to the use of short-term wholesale funding by U.S. financial institutions, particularly securities financing transactions (SFTs), which could include a capital surcharge based on the institution’s reliance on such funding, and/or increased capital requirements applicable to SFT matched books.
As a result of these and other uncertainties arising from the ongoing implementation of Basel III and other current or potential capital requirements on a global basis, Citi’s capital planning and management remains challenging. It is also not possible to determine what the overall impact of these extensive regulatory capital changes will be on Citi’s competitive position (among both domestic and international peers), businesses, product offerings or results of operations.
For additional information on the Basel III Rules and other capital and liquidity standards developments and requirements referenced above, see “Liquidity Risks” below and “Capital Resources—Regulatory Capital Standards Developments” above.

The Impact to Citi’s Derivatives Businesses and Results of Operations Resulting from the Ongoing Implementation of Derivatives Regulation in the U.S. and Globally Remains Uncertain.
The ongoing implementation of derivatives regulations in the U.S. under the Dodd-Frank Act as well as in non-U.S. jurisdictions has impacted, and will continue to substantially impact, the derivatives markets by, among other things: (i) requiring extensive regulatory and public price reporting of derivatives transactions; (ii) requiring a wide range of over-the-counter derivatives to be cleared through recognized clearing facilities and traded on exchanges or exchange-like facilities; (iii) requiring the collection and segregation of collateral for most uncleared derivatives (margin requirements); and (iv) significantly broadening limits on the size of positions that may be maintained in specified derivatives. These market structure reforms have and will likely continue to make trading in many derivatives products more costly, may significantly reduce the liquidity of certain derivatives markets and could diminish customer demand for covered derivatives. However, given the early stage of implementation of these U.S. and global reforms, including the additional rulemaking that may be or is required to occur and the ongoing significant interpretive issues across jurisdictions, the ultimate impact to Citi’s results of operations in its derivatives businesses remains uncertain.
For example, in October 2013, certain CFTC rules relating to trading on a swap execution facility (SEF) became effective. As a result, certain non-U.S. trading platforms that do not want to register with the CFTC as a SEF are prohibiting firms with U.S. contacts, such as Citi, from trading on their non-U.S. platforms. This has resulted in some bifurcated client activity in the swaps marketplace, which could negatively impact Citi by reducing its access to non-U.S. platform client activity. Also in October 2013, the CFTC’s mandatory clearing requirements for the overseas branches of Citibank, N.A. became effective, and certain of Citi’s non-U.S. clients have ceased to clear their swaps with Citi given the mandatory requirement. More broadly, under the CFTC’s cross-border guidance, overseas clients who transact their derivatives business with overseas branches of

U.S. banks, including Citi, could be subject to additional U.S. registration and derivatives requirements, and these clients have expressed an unwillingness to continue to deal with overseas branches of U.S. banks as a result. These and similar issues could disproportionately impact Citi given its global footprint.
Further, the European Union continues to finalize its European Market Infrastructure Regulation which would require, among other things, information on all European derivatives transactions be reported to trade repositories and certain counterparties to clear “standardized” derivatives contracts through central counterparties. Regulators in Asia also continue to finalize their derivatives reforms which, to date, have taken a different approach as compared to the EU or the U.S. Most of these non-U.S. reforms will take effect after the reforms in the U.S. and, as a result, it is uncertain to what extent the non-U.S. reforms will impose different, additional or even inconsistent requirements on Citi’s derivatives activities.
The Dodd-Frank Act also contains a so-called “push-out” provision that, to date, has generally been interpreted to prevent FDIC-insured depository institutions from dealing in certain equity, commodity and credit-related derivatives. The ultimate scope of this provision and its potential consequences are not certain as rulemaking has not yet been completed. While this push-out provision was to be effective July 2013, U.S. regulators were permitted to grant up to an initial two-year transition period to affected depository institutions, and in June 2013, Citi, like other U.S. depository institutions, received approval for an initial two-year transition period for Citibank, N.A., its primary insured depository institution.
Citi currently conducts a substantial portion of its derivatives-dealing activities within and outside the U.S. through Citibank, N.A. The costs of revising customer relationships and modifying the organizational structure of Citi’s businesses or the subsidiaries engaged in these businesses, and the reaction of Citi’s clients to the potential bifurcation of their derivatives portfolios between Citibank, N.A. and another Citi affiliate for pushed-out derivatives, remain unknown. To the extent that certain of Citi’s competitors already conduct these derivatives activities outside of FDIC-insured depository institutions, Citi would be disproportionately impacted by any required restructuring. Moreover, the extent to which Citi’s non-U.S. operations will be impacted by the push-out provision remains unclear, and it is possible that Citi could lose market share in its derivatives business or client relationships in jurisdictions where foreign bank competitors can operate without the same constraints.
While the implementation and effectiveness of individual derivatives reforms may not in every case be significant, the cumulative impact of these reforms is uncertain and could be material to Citi’s results of operations and competitiveness in these businesses.
In addition, numerous aspects of the new derivatives regime require extensive compliance systems and processes to be put in place and maintained, including electronic recordkeeping, real-time public transaction reporting and external business conduct requirements (e.g., required swap counterparty disclosures). These requirements have necessitated the installation of extensive technological, operational and compliance infrastructure, and Citi’s failure to effectively maintain such systems could subject it to increased compliance costs and regulatory and reputational risks. Moreover, these new derivatives-related systems and infrastructure will likely become the basis on which institutions such as Citi compete for clients. To the extent that Citi’s connectivity, product offerings or services for clients in these businesses is deficient, this could negatively impact Citi’s competitiveness and results of operations in these businesses.

It Is Uncertain What Impact the Restrictions on Proprietary Trading Activities under the Volcker Rule Will Have on Citi’s Global Market-Making Businesses and Results of Operations, and Implementation of the Final Rules Subjects Citi to Compliance Risks and Costs.
The “Volcker Rule” provisions of the Dodd-Frank Act are intended in part to prohibit the proprietary trading activities of institutions such as Citi. On December 10, 2013, the five regulatory agencies required to adopt rules to implement the Volcker Rule adopted a final rule. Although the rules implementing the Volcker Rule have been finalized, and the conformance period has been extended to July 2015, the final rules will require extensive regulatory interpretation and supervisory oversight, including coordination of this interpretive guidance and oversight among the five regulatory agencies implementing the rules.
As a result, the degree to which Citi’s market-making activities will be permitted to continue in their current form, and the potential impact to Citi’s results of operations from these businesses, remains uncertain. In addition, the final rules and restrictions imposed will affect Citi’s trading activities globally and, thus, will impact it disproportionately in comparison to foreign financial institutions that will not be subject to the Volcker Rule with respect to all of their activities outside of the U.S., further increasing the uncertainty of the impact to Citi’s results of operations.
While the final rules contain exceptions for market-making, underwriting, risk-mitigating hedging, and certain transactions on behalf of customers and activities in certain asset classes, and require that certain of these activities be designed not to encourage or reward “proprietary risk taking,” it remains unclear how these exceptions will be interpreted and administered. Absent further regulatory guidance, Citi is required to make certain assumptions as to the degree to which Citi’s activities in these areas will be permitted to continue in their current form. If these assumptions are not accurate, Citi could be subject to increased compliance risks and costs. Moreover, the final rules require an extensive compliance regime for the “permitted” activities under the Volcker Rule, including documentation of historical trading activities with clients, regulatory reporting, recordkeeping and similar requirements, with certain of these requirements effective in July 2014. If Citi’s implementation of this compliance regime is not consistent with regulatory expectations, this could further increase its compliance risks and costs.
As in other areas of ongoing regulatory reform, alternative proposals for the regulation of proprietary trading are developing in non-U.S. jurisdictions, leading to overlapping or potentially conflicting regimes. For example, in the EU, the “Liikanen Report” on bank structural reform has been reflected in the recent European Commission proposal (the so-called “Barnier Proposal”), which would prohibit proprietary trading by in-scope credit institutions and banking groups, such as certain of Citi’s EU branches, and potentially require the mandatory separation of certain trading activities into a trading entity legally, economically and operationally separate from the legal entity holding the banking activities of a firm.
It is likely that, given Citi’s worldwide operations, some form of these or other proposals for the regulation of proprietary trading will eventually be applicable to a portion of Citi’s operations. While the Volcker Rule and these non-U.S. proposals are intended to address similar concerns— separating the perceived risks of proprietary trading and certain other investment banking activities in order not to affect more traditional banking and retail activities—they would do so under different structures, which could result in inconsistent regulatory regimes and additional compliance risks and costs for Citi in light of its global activities.

Requirements in the U.S. and Non-U.S. Jurisdictions to Facilitate the Future Orderly Resolution of Large Financial Institutions Could Require Citi to Restructure or Reorganize Its Businesses or Change Its Capital or Funding Structure in Ways That Could Negatively Impact Its Operations or Strategy.
Title I of the Dodd-Frank Act requires Citi to prepare and submit annually a plan for the orderly resolution of Citigroup (the bank holding company) and its significant legal entities under the U.S. Bankruptcy Code or other applicable insolvency law in the event of future material financial distress or failure. Citi is also required to prepare and submit an annual resolution plan for its primary insured depository institution subsidiary, Citibank, N.A., and to demonstrate how Citibank is adequately protected from the risks presented by non-bank affiliates. These plans must include information on resolution strategy, major counterparties and interdependencies, among other things, and require substantial effort, time and cost across all of Citi’s businesses and geographies. These resolution plans are subject to review by the Federal Reserve Board and the FDIC. Citi submitted its resolution plan for 2013, including the resolution plan for Citibank, N.A., in September 2013.
If the Federal Reserve Board and the FDIC both determine that Citi’s resolution plan is not “credible” (which, although not defined, is generally believed to mean the regulators do not believe the plan is feasible or would otherwise allow the regulators to resolve Citi in a way that protects systemically important functions without severe systemic disruption), and Citi does not remedy the identified deficiencies in the plan within the required time period, Citi could be required to restructure or reorganize businesses, legal entities, operational systems and/or intracompany transactions in ways that could negatively impact its operations and strategy, or be subject to restrictions on growth. Citi could also eventually be subjected to more stringent capital, leverage or liquidity requirements, or be required to divest certain assets or operations.
In addition, other jurisdictions, such as the U.K., have requested or are expected to request resolution plans from financial institutions, including Citi, and the requirements and timing relating to these plans are or are expected to be different from the U.S. requirements and from each other. Responding to these additional requests will require additional effort, time and cost, and regulatory review and requirements in these jurisdictions could be in addition to, or conflict with, changes required by Citi’s regulators in the U.S.
Title II of the Dodd-Frank Act grants the FDIC the authority, under certain circumstances, to resolve systemically important financial institutions, including Citi. In connection with this authority, in December 2013, the FDIC released a notice describing its preferred single point of entry strategy for resolving systemically important financial institutions. In furtherance of this strategy, the Federal Reserve Board has indicated that it expects to propose minimum levels of unsecured long-term debt required for bank holding companies, as well as guidelines defining the terms or composition of qualifying debt instruments, to ensure that adequate resources are available at the holding company to resolve a systemically important financial institution if necessary. To the extent that these future requirements differ from Citi’s current funding profile, Citi may need to increase its aggregate long-term debt levels and/or alter the composition and terms of its debt, which could lead to increased costs of funds and have a negative impact on its net interest revenue, among other potential impacts. Additionally, if any final rules require compliance on an accelerated timeline, the resulting increased issuance volume may further increase Citi’s cost of funds. Furthermore, Citi could be at a competitive disadvantage versus financial institutions that are not subject to such minimum debt requirements, such as non-regulated financial intermediaries, smaller financial institutions and entities in jurisdictions with less onerous or no such requirements.

Additional Regulations with Respect to Securitizations Will Impose Additional Costs and May Prevent Citi from Performing Certain Roles in Securitizations.
Citi plays a variety of roles in asset securitization transactions, including acting as underwriter of asset-backed securities, depositor of the underlying assets into securitization vehicles, trustee to securitization vehicles and counterparty to securitization vehicles under derivative contracts. The Dodd-Frank Act contains a number of provisions that affect securitizations. These provisions, which in some cases will require multi-regulatory agency implementation and will largely be applicable across asset classes, include a prohibition on securitization participants engaging in transactions that would involve a material conflict of interest with investors in the securitization and, in certain transactions, a retention requirement by securitizers of an unhedged exposure to at least 5% of the economic risk of the securitized assets. Regulations implementing these provisions have been proposed but in many cases have not yet been adopted. The SEC also has proposed additional extensive regulation of both publicly and privately offered securitization transactions through revisions to the registration, disclosure and reporting requirements for asset-backed securities and other structured finance products. Moreover, the final U.S. Basel III capital rules will increase the capital required to be held by Citi against various exposures to securitizations.
The cumulative effect of these extensive regulatory changes, as well as other potential future regulatory changes, cannot currently be assessed. It is likely, however, that these various measures will increase the costs or decrease the attractiveness of executing certain securitization transactions, and could effectively limit Citi’s overall volume of, and the role Citi may play in, securitizations and make it impractical for Citi to execute certain types of securitization transactions it previously executed. As a result, these effects could impair Citi’s ability to continue to earn income from these transactions or could hinder Citi’s ability to use such transactions to hedge risks, reduce exposures or reduce assets with adverse risk-weighting in its businesses, and those consequences could affect the conduct of these businesses. In addition, certain sectors of the securitization markets, particularly residential mortgage-backed securitizations, have been inactive or experienced dramatically diminished transaction volumes since the financial crisis. The impact of various regulatory reform measures could adversely impact any future recovery of these sectors of the securitization markets and, thus, the opportunities for Citi to participate in securitization transactions in such sectors.

MARKET AND ECONOMIC RISKS

The Continued Uncertainty Relating to the Sustainability and Pace of Economic Recovery in the U.S. and Globally, Including in the Emerging Markets, Could Have a Negative Impact on Citi’s Businesses and Results of Operations. Moreover, Any Significant Global Economic Downturn or Disruption, Including a Significant Decline in Global Trade Volumes, Could Materially and Adversely Impact Citi’s Businesses, Results of Operations and Financial Condition.
Citi’s businesses have been, and could continue to be, negatively impacted by the uncertainty surrounding the sustainability and pace of economic recovery in the U.S., as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities to spur economic growth or otherwise, including by maintaining or increasing interest rates, can also impact Citi’s businesses and results of operations. For example, changing expectations regarding the Federal Reserve Board’s tapering of quantitative easing has impacted market and customer activity as well as trading volumes which has negatively impacted the results of operations for Securities and Banking, and could continue to do so in the future.
Additionally, given its global focus, Citi could be disproportionately impacted as compared to its competitors by any impact of government or regulatory policies or economic conditions in the international and/or emerging markets (which Citi generally defines as the markets in Asia (other than Japan, Australia and New Zealand), the Middle East, Africa and central and eastern European countries in EMEA and the markets in Latin America). Countries such as India, Singapore, Hong Kong, Brazil and China, each of which are part of Citi’s emerging markets strategy, have recently experienced uncertainty over the potential impact of further tapering by the Federal Reserve Board and/or the extent of future economic growth. Actual or perceived impacts or a slowdown in growth in these and other emerging markets could negatively impact Citi’s businesses and results of operations. Further, if a particular country’s economic situation were to deteriorate below a certain level, U.S. regulators could impose mandatory loan loss and other reserve requirements on Citi, which could negatively impact its earnings, perhaps significantly.
Moreover, if a severe global economic downturn or other major economic disruption were to occur, including a significant decline in global trade volumes, Citi would likely experience substantial loan and other losses and be required to significantly increase its loan loss reserves, among other impacts. A global trade disruption that results in a permanently reduced level of trade volumes and increased costs of global trade, whether as a result of a prolonged “trade war” or some other reason, could significantly impact trade financing activities, certain trade dependent economies (such as the emerging markets in Asia), and certain industries heavily dependent on trade, among other things. Given Citi’s global strategy and focus on the emerging markets, such a downturn and decrease in global trade volumes could materially and adversely impact Citi’s businesses, results of operation and financial condition, particularly as compared to its competitors. This could include, among other things, the potential that a portion of any such losses would not be tax benefitted, given the current environment.

Concerns About the Level of U.S. Government Debt and a Downgrade (or a Further Downgrade) of the U.S. Government Credit Rating Could Negatively Impact Citi’s Businesses, Results of Operations, Capital, Funding and Liquidity.
Concerns about the overall level of U.S. government debt and/or a U.S. government default, as well as uncertainty relating to actions that may or may not be taken to address these and related issues, have adversely affected, and could continue to adversely affect, U.S. and global financial markets, economic conditions and Citi’s businesses and results of operations.
The credit rating agencies have also expressed concerns about these issues and have taken actions to downgrade and/or place the long-term sovereign credit rating of the U.S. government on negative outlook. A future downgrade (or further downgrade) of U.S. debt obligations or U.S. government-related obligations, or concerns that such a downgrade might occur, could negatively impact Citi’s ability to obtain funding collateralized by such obligations and the pricing of such funding, as well as the pricing or availability of Citi’s funding as a U.S. financial institution, among other impacts. Any further downgrade could also have a negative impact on U.S. and global financial markets and economic conditions generally and, as a result, could have a negative impact on Citi’s businesses, results of operations, capital, funding and liquidity.

Citi’s Extensive Global Network Subjects It to Various International and Emerging Markets Risks as well as Increased Compliance and Regulatory Risks and Costs.
During 2013, international revenues accounted for approximately 59% of Citi’s total revenues. In addition, revenues from the emerging markets accounted for approximately 41% of Citi’s total revenues in 2013.
Citi’s extensive global network subjects it to a number of risks associated with international and emerging markets, including, among others, sovereign volatility, political events, foreign exchange controls, limitations on foreign investment, sociopolitical instability, fraud, nationalization, closure of branches or subsidiaries and confiscation of assets. For example, Citi operates in several countries, such as Argentina and Venezuela, with strict foreign exchange controls that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside the country. In such cases, Citi could be exposed to a risk of loss in the event that the local currency devalues as compared to the U.S. dollar (see “Managing Global Risk—Cross-Border Risk” below). There have also been instances of political turmoil and other instability in some of the countries in which Citi operates, including in certain countries in the Middle East and Africa, to which Citi has responded by transferring assets and relocating staff members to more stable jurisdictions. Similar incidents in the future could place Citi’s staff and operations in danger and may result in financial losses, some significant, including nationalization of Citi’s assets.
Citi’s extensive global operations also increase its compliance and regulatory risks and costs. For example, Citi’s operations in emerging markets, including facilitating cross-border transactions on behalf of its clients, subject it to higher compliance risks under U.S. regulations primarily focused on various aspects of global corporate activities, such as anti-money-laundering regulations and the Foreign Corrupt Practices Act. These risks can be more acute in less developed markets and thus require substantial investment in compliance infrastructure or could result in a reduction in certain of Citi’s business activities. In addition, any failure by Citi to comply with applicable U.S. regulations, as well as the regulations in the countries and markets in which it operates as a result of its global footprint, could result in fines, penalties, injunctions or other similar restrictions, any of which could negatively impact Citi’s earnings and its reputation. Citi also provides a wide range of financial products and services to the U.S. and other governments, to multi-national corporations and other businesses, and to prominent individuals and families around the world. The actions of these clients involving the use of Citi products or services could result in an adverse impact on Citi, including adverse regulatory and reputational impact.

There Continues to Be Uncertainty Relating to Ongoing Economic and Fiscal Issues in the Eurozone, Including the Potential Outcomes That Could Occur and the Impact Those Outcomes Could Have on Citi’s Businesses, Results of Operations or Financial Condition.
Several European countries, including Greece, Ireland, Italy, Portugal and Spain (GIIPS), have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Concerns have been raised, both within the European Monetary Union (EMU) as well as internationally, as to the financial, political and legal effectiveness of measures taken to date, the ability of these countries to adhere to any required austerity, reform or similar measures and the potential impact of these measures on economic growth or recession, as well as deflation, in the region.
There have also been concerns that these issues could lead to a partial or complete break-up of the EMU. The exit of one or more member countries from the EMU could result in certain obligations relating to the exiting country being redenominated from the Euro to a new country currency. Redenomination could be accompanied by immediate revaluation of the new currency as compared to the Euro and the U.S. dollar, the extent of which would depend on the particular facts and circumstances. Any such redenomination/revaluation could cause significant legal and other uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and could lead to complex, lengthy litigation. Redenomination/revaluation could also be accompanied by the imposition of exchange and/or capital controls, required functional currency changes and “deposit flight.”
These ongoing uncertainties have caused, and could in the future cause, disruptions in the global financial markets and concerns regarding potential impacts to the global economy generally, particularly if sovereign debt defaults, significant bank failures or defaults and/or a partial or complete break-up of the EMU were to occur. These ongoing issues, or a worsening of these issues, could negatively impact Citi’s businesses, results of operations and financial condition, particularly given its global footprint and strategy, both directly through its own exposures as well as indirectly. For example, Citi has previously experienced widening of its credit spreads and thus increased costs of funding due to concerns about its Eurozone exposure. In addition, U.S. regulators could impose mandatory loan loss and other reserve requirements on U.S. financial institutions, including Citi, if a particular country’s economic situation deteriorates below a certain level, which could negatively impact Citi’s earnings, perhaps significantly.

LIQUIDITY RISKS

There Continues to Be Significant Uncertainty Regarding the Future Quantitative Liquidity Requirements Applicable to Citi and the Ultimate Impact of These Requirements on Citi’s Liquidity Planning, Management and Funding.
In 2010, the Basel Committee introduced an international framework for new Basel III quantitative liquidity requirements, including a Liquidity Coverage Ratio (LCR) and a Net Stable Funding Ratio (NSFR) and, in January 2013, the Basel Committee adopted final Basel III LCR rules (for additional information on Citi’s estimated LCR as of December 31, 2013, as calculated under the final Basel III LCR rules, as well as the Basel Committee’s NSFR framework, see “Managing Global Risk—Market Risk—Funding and Liquidity” below).
In October 2013, the U.S. banking agencies proposed rules with respect to the U.S. Basel III LCR. The proposed U.S. Basel III LCR is more stringent than the final Basel III LCR in several areas, including a (i) narrower definition of “high-quality liquid assets” (HQLA), particularly with respect to investment grade credit, (ii) potentially more severe standard for calculating net cash outflows under the LCR and (iii) shorter timeline for implementation (full compliance with the U.S. Basel III LCR by January 2017, versus January 2019 for the Basel III LCR). With respect to the computation of net cash outflows, the U.S. Basel III LCR proposal prescribes more conservative outflow assumptions for certain types of funding sources (in particular, for deposits) as compared to the final Basel III LCR rules. The U.S. Basel III LCR proposal would also require covered firms, including Citi and Citibank, N.A., to adopt a daily net cash flow calculation (the dollar amount on the day within a 30-day stress period that has the highest amount of net cumulative cash outflows) as opposed to the Basel Committee cumulative calculation at the end of the 30-day period. Covered firms would also be required to use the most conservative assumptions regarding when an inflow or outflow would occur (i.e., for instruments or transactions with no or variable maturity dates, the earliest possible date for outflows (e.g., day one) and the latest possible date for inflows (e.g., day 30)).
There continues to be significant uncertainty across the industry regarding the interpretation and implementation of the net cash outflows provisions of the U.S. Basel III LCR proposal. Depending on how these interpretive and other issues are resolved, Citi’s Basel III LCR under the proposed U.S. rules could decrease, perhaps significantly, as compared to Citi’s estimated Basel III LCR under the final Basel III rules. The implementation of the proposed U.S. Basel III LCR could also impact the way Citi manages its liquidity position, including the composition of its liquid assets and its liabilities, as well as require it to implement and maintain extensive compliance policies, procedures and systems to determine the composition and amount of HQLA on a daily basis.
Regarding the Basel III NSFR, in January 2014, the Basel Committee issued a revised framework for the calculation of a financial institution’s NSFR. This framework remains subject to comment and is expected to be followed by a proposal by the U.S. banking agencies to implement the Basel III NSFR in the U.S. In addition to the LCR and NSFR, the Federal Reserve Board has indicated it is considering various initiatives to limit short-term funding risks, including further increases in the liquidity requirements applicable to securities financing transactions (SFTs), such as requiring larger liquidity buffers for firms with large amounts of SFTs, and/or mandatory margin or haircut requirements on SFTs.
As a result, there is significant uncertainty regarding the calculation, scope, implementation and timing of Citi’s future liquidity standards and requirements, and the ultimate impact of these requirements on Citi, its liquidity planning, management and funding. While uncertain, Citi could be required to increase the level of its deposits and debt funding, which could increase its Consolidated Balance Sheet and negatively impact its net interest revenue. Moreover, similar to the U.S. Basel III LCR proposal, to the extent other jurisdictions propose or adopt quantitative liquidity requirements that differ from the Basel Committee’s or the U.S. requirements, Citi could be at a competitive disadvantage because of its global footprint or could be required to meet different minimum liquidity standards in some or all of the jurisdictions in which it operates.
For a discussion of the potential negative impacts to Citi’s ability to meet its regulatory capital requirements as a result of certain of these liquidity proposals, see “Regulatory Risks” above.

The Maintenance of Adequate Liquidity and Funding Depends on Numerous Factors, Including Those Outside of Citi’s Control, Such as Market Disruptions and Increases in Citi’s Credit Spreads.
As a global financial institution, adequate liquidity and sources of funding are essential to Citi’s businesses. Citi’s liquidity and sources of funding can be significantly and negatively impacted by factors it cannot control, such as general disruptions in the financial markets, governmental fiscal and monetary policies, or negative investor perceptions of Citi’s creditworthiness. Market perception of sovereign default risks can also lead to inefficient money markets and capital markets, which could further impact Citi’s availability and cost of funding.
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
As a holding company, Citi relies on dividends, distributions and other payments from its subsidiaries to fund dividends as well as to satisfy its debt and other obligations. Several of Citi’s subsidiaries are subject to capital adequacy or other regulatory or contractual restrictions on their ability to provide such payments. Limitations on the payments that Citi receives from its subsidiaries could also impact its liquidity.

The Credit Rating Agencies Continuously Review the Ratings of Citi and Certain of Its Subsidiaries, and Reductions in Citi’s or Its More Significant Subsidiaries’ Credit Ratings Could Have a Negative Impact on Citi’s Funding and Liquidity Due to Reduced Funding Capacity and Increased Funding Costs, Including Derivatives Triggers That Could Require Cash Obligations or Collateral Requirements.
The credit rating agencies, such as Fitch, Moody’s and S&P, continuously evaluate Citi and certain of its subsidiaries, and their ratings of Citi’s and its more significant subsidiaries’ long-term/senior debt and short-term/ commercial paper, as applicable, are based on a number of factors, including standalone financial strength, as well as factors not entirely within the control of Citi and its subsidiaries, such as the agencies’ proprietary rating agency methodologies and assumptions, the rating agencies’ “government support uplift” assumptions, and conditions affecting the financial services industry and markets generally.
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
Moreover, credit ratings downgrades can have impacts which may not be currently known to Citi or which are not possible to quantify. For example, some entities may have ratings limitations as to their permissible counterparties, of which Citi may or may not be aware. In addition, certain of Citi’s corporate customers and trading counterparties, among other clients, could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi in response to ratings downgrades. Changes in customer and counterparty behavior could impact not only Citi’s funding and liquidity but also the results of operations of certain Citi businesses. For additional information on the potential impact of a reduction in Citi’s or Citibank, N.A.’s credit ratings, see “Managing Global Risk—Market Risk—Funding and Liquidity—Credit Ratings” below.

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
In the wake of the financial crisis of 2007-2009, the frequency with which such proceedings, investigations and inquiries are initiated, and the severity of the remedies sought (and in some cases obtained), have increased substantially, and the global judicial, regulatory and political environment has generally become more hostile to large financial institutions such as Citi. Many of the proceedings, investigations and inquiries involving Citi relating to events before or during the financial crisis have not yet been resolved, and additional proceedings, investigations and inquiries relating to such events may still be commenced. In addition, heightened expectations of the financial services industry by regulators and other enforcement authorities have led to renewed scrutiny of long-standing industry practices, and this heightened scrutiny could lead to more regulatory or other enforcement proceedings. The complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of Citi’s operations and the increasing aggressiveness of the regulatory environment worldwide, also means that a single event may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions.
For example, Citi is currently subject to extensive legal and regulatory inquiries, actions and investigations relating to its historical mortgage-related activities, including claims regarding the accuracy of offering documents for residential mortgage-backed securities and alleged breaches of representation and warranties relating to the sale of mortgage loans or the placement of mortgage loans into securitization trusts. Citi is also subject to extensive legal and regulatory inquiries, actions and investigations relating to, among other things, Citi’s contribution to, or trading in products linked to, rates or benchmarks. These rates and benchmarks may relate to interest rates (such as the London Inter-Bank Offered Rate (LIBOR) or ISDAFIX), foreign exchange rates (such as the WM/Reuters fix), or other prices. Like other banks with operations in the U.S., Citi is also subject to continuing oversight by the OCC and other bank regulators, and inquiries and investigations by other governmental and regulatory authorities, with respect to its anti-money laundering program. Other institutions subject to similar or the same inquiries, actions or investigations as those above have incurred substantial liability in relation to their activities in these areas, including in a few cases criminal convictions or deferred prosecution agreements respecting corporate entities as well as substantial fines and penalties.
Moreover, regulatory changes resulting from the Dodd-Frank Act and other recent regulatory changes - such as the limitations on federal preemption in the consumer arena, the creation of the Consumer Financial Protection Bureau with its own examination and enforcement authority and enhanced consumer protections globally, as well as the “whistle-blower” provisions of the Dodd-Frank Act - could further increase the number of legal and regulatory proceedings against Citi. In addition, while Citi takes numerous steps to prevent and detect employee misconduct, such as fraud, employee misconduct cannot always be deterred or prevented and could subject Citi to additional liability or losses.
These matters have resulted in, and will likely continue to result in, significant time, expense and diversion of management’s attention. In addition, they may result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions, business improvement orders or other results adverse to it, which could materially and negatively affect Citi’s businesses, business practices, financial condition or results of operations, require material changes in Citi’s operations, or cause Citi reputational harm. Moreover, many large claims asserted against Citi are highly complex and slow to develop, and they may involve novel or untested legal theories. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. In addition, certain settlements are subject to court approval and may not be approved. Although Citi establishes accruals for its legal and regulatory matters according to accounting requirements, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued.
For additional information relating to Citi’s legal and regulatory proceedings, see Note 28 to the Consolidated Financial Statements.

BUSINESS AND OPERATIONAL RISKS

Citi’s Results of Operations Could Be Negatively Impacted as Its Revolving Home Equity Lines of Credit Begin to “Reset.”
As of December 31, 2013, Citi’s home equity loan portfolio of approximately $31.6 billion included approximately $18.9 billion of home equity lines of credit that were still within their revolving period and had not commenced amortization, or “reset” (Revolving HELOCs). Of these Revolving HELOCs, approximately 72% will commence amortization during the period of 2015-2017.
Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans.

Upon amortization, these borrowers will be required to pay both interest, typically at a variable rate, and principal that amortizes over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans. Increases in interest rates could further increase these payments, given the variable nature of the interest rates on these loans post-reset.
Based on the limited number of Citi’s Revolving HELOCs that have reset as of December 31, 2013, Citi has experienced a higher 30+ days past due delinquency rate on its amortizing home equity loans as compared to its total outstanding home equity loan portfolio (amortizing and non-amortizing). These resets have generally occurred during a period of declining interest rates, which Citi believes has likely reduced the overall payment shock to borrowers. While Citi continues to review its options, increasing interest rates, stricter lending criteria and borrower loan-to-value positions could limit Citi’s ability to reduce or mitigate this reset risk going forward. Accordingly, as these loans begin to reset, Citi could experience higher delinquency rates and increased loan loss reserves and net credit losses in future periods, which could be significant and would negatively impact its results of operations.
For additional information on Citi’s Revolving HELOCs portfolio, see “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending” below.

Citi’s Ability to Return Capital to Shareholders Substantially Depends on the CCAR Process and the Results of Required Regulatory Stress Tests.
In addition to Board of Directors’ approval, any decision by Citi to return capital to shareholders, whether through an increase in its common stock dividend or through a share repurchase program, substantially depends on regulatory approval, including through the annual Comprehensive Capital Analysis and Review (CCAR) process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. Restrictions on Citi’s ability to return capital to shareholders as a result of these processes has negatively impacted market perceptions of Citi, and could do so in the future.
Citi’s ability to accurately predict or explain to stakeholders the outcome of the CCAR process, and thus address any such market perceptions, may be complicated by the Federal Reserve Board’s evolving criteria employed in its overall aggregate assessment of Citi. The Federal Reserve Board’s assessment of Citi is conducted not only by using the Board’s proprietary stress test models, but also a number of qualitative factors, including a detailed assessment of Citi’s “capital adequacy process,” as defined by the Federal Reserve Board. The Federal Reserve Board has stated that it expects leading capital adequacy practices will continue to evolve and will likely be determined by the Federal Reserve Board each year as a result of the Board’s cross-firm review of capital plan submissions.
Similarly, the Federal Reserve Board has indicated that, as part of its stated goal to continually evolve its annual stress testing requirements, several parameters of the annual stress testing process may be altered from time to time, including the severity of the stress test scenario, Federal Reserve Board modeling of Citi’s balance sheet and the addition of components deemed important by the Federal Reserve Board (e.g., a counterparty failure). These parameter alterations are difficult to predict and may limit Citi’s ability to return capital to shareholders and address perceptions about Citi in the market. Because it is not clear how the Federal Reserve Board’s proprietary stress test models and qualitative assessment may differ from the modeling techniques and capital planning practices employed by Citi, it is likely that Citi’s stress test results (using its own models, estimation methodologies and processes) may not be consistent with those disclosed by the Federal Reserve Board, thus potentially leading to additional confusion and impacts to Citi’s perception in the market.

Citi’s Ability to Achieve Its 2015 Financial Targets Will Depend in Part on the Successful Achievement of Its Execution Priorities.
In March 2013, Citi established certain financial targets for 2015. Citi’s ability to achieve these targets will depend in part on the successful achievement of its execution priorities, including: efficient resource allocation, including disciplined expense management; a continued focus on the wind-down of Citi Holdings and getting Citi Holdings to “break even”; and utilization of its DTAs (see below). Citi’s ability to achieve its targets will also depend on factors it cannot control, such as ongoing regulatory changes and macroeconomic conditions. While Citi continues to take actions to achieve its execution priorities, there is no guarantee that Citi will be successful.
Citi continues to pursue its disciplined expense-management strategy, including re-engineering, restructuring operations and improving efficiency. However, there is no guarantee that Citi will be able to reduce its level of expenses, as a result of announced repositioning actions, efficiency initiatives, or otherwise. Citi’s expenses also depend, in part, on factors outside of its control. For example, Citi is subject to extensive legal and regulatory proceedings and inquiries, and its legal and related costs remain elevated. Moreover, investments Citi has made in its businesses, or may make in the future, may not be as productive or effective as Citi expects or at all.
In addition, while Citi has made significant progress in reducing the assets (including risk-weighted assets) in Citi Holdings, the pace of the wind-down of the remaining assets has slowed as Citi has disposed of many of the larger businesses within this segment and the remaining assets largely consist of legacy U.S. mortgages with an estimated weighted average life of six years. While Citi’s strategy continues to be to reduce the remaining assets in Citi Holdings as quickly as practicable in an economically rational manner, sales of the remaining larger businesses could largely depend on factors outside of Citi’s control, such as market appetite and buyer funding, and the remaining assets will largely continue to be subject to ongoing run-off and opportunistic sales. As a result, Citi

Holdings’ remaining assets could continue to have a negative impact on Citi’s overall results of operations. Moreover, Citi’s ability to utilize the capital supporting the remaining assets within Citi Holdings and thus use such capital for more productive purposes, including return of capital to shareholders, will also depend on the ultimate pace and level of the wind-down of Citi Holdings.

Citi’s Ability to Utilize Its DTAs, and Thus Reduce the Negative Impact of the DTAs on Citi’s Regulatory Capital, Will Be Driven by Its Ability to Generate U.S. Taxable Income.
At December 31, 2013, Citi’s net DTAs were $52.8 billion, of which approximately $41.9 billion and $40.6 billion were not included in Citi’s regulatory capital, due to either disallowance (deduction) or permitted exclusion, under current regulatory capital guidelines and the Final Basel III Rules, respectively. In addition, of the net DTAs as of year-end 2013, approximately $19.6 billion related to foreign tax credits (FTCs). The carry-forward utilization period for FTCs is 10 years and represents the most time-sensitive component of Citi’s DTAs. Of the FTCs at year-end, approximately $4.7 billion expire in 2017, $5.2 billion expire in 2018 and the remaining $9.7 billion expire over the period of 2019-2023. Citi must utilize any FTCs generated in the then-current year prior to utilizing any carry-forward FTCs. For additional information on Citi’s DTAs, including the FTCs, see “Significant Accounting Policies and Significant Estimates—Income Taxes” below and Note 9 to the Consolidated Financial Statements.
The accounting treatment for realization of DTAs, including FTCs, is complex and requires a significant amount of judgment and estimates regarding future taxable earnings in the jurisdictions in which the DTAs arise and available tax planning strategies. Citi’s ability to utilize its DTAs, including the FTC components, and thus use the capital supporting the DTAs for more productive purposes, will be dependent upon Citi’s ability to generate U.S. taxable income in the relevant tax carry-forward period, including its ability to offset any negative impact of Citi Holdings on Citi’s U.S. taxable income. Failure to realize any portion of the DTAs would also have a corresponding negative impact on Citi’s net income.

The Value of Citi’s DTAs Could Be Significantly Reduced If Corporate Tax Rates in the U.S. or Certain State or Foreign Jurisdictions Decline or as a Result of Other Changes in the U.S. Corporate Tax System.
Congress and the Obama Administration have discussed decreasing the U.S. corporate tax rate. Similar discussions have taken place in certain state and foreign jurisdictions, including recent proposals in the State of New York. While Citi may benefit in some respects from any decrease in corporate tax rates, a reduction in the U.S., state or foreign corporate tax rates could result in a decrease, perhaps significant, in the value of Citi’s DTAs, which would result in a reduction to Citi’s net income during the period in which the change is enacted. There have also been recent discussions of more sweeping changes to the U.S. tax system, including changes to the tax treatment of foreign business income. It is uncertain whether or when any such tax reform proposals will be enacted into law, and whether or how they will affect Citi’s DTAs.

Citi’s Interpretation or Application of the Extensive Tax Laws to Which It Is Subject Could Differ from Those of the Relevant Governmental Authorities, Which Could Result in the Payment of Additional Taxes and Penalties.
Citi is subject to the various tax laws of the U.S. and its states and municipalities, as well as the numerous foreign jurisdictions in which it operates. These tax laws are inherently complex and Citi must make judgments and interpretations about the application of these laws to its entities, operations and businesses. Citi’s interpretations and application of the tax laws, including with respect to withholding tax obligations and stamp and other transactional taxes, could differ from that of the relevant governmental taxing authority, which could result in the potential for the payment of additional taxes, penalties or interest, which could be material.

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
Although Citi devotes significant resources to maintain and regularly upgrade its systems and networks with measures such as intrusion and detection prevention systems and monitoring firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. Citi’s computer systems, software and networks are subject to ongoing cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber attacks; and other events. These threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Additional challenges are posed by external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends. If one or more of these events occur, it could result in the disclosure of confidential client information, damage to Citi’s reputation with its clients and the market, customer dissatisfaction, additional costs to Citi (such as repairing systems, replacing customer debit or credit cards, or adding new personnel or protection technologies), regulatory penalties, exposure to litigation and other financial losses to both Citi and its clients and customers. Such events could also cause interruptions or malfunctions in the operations of Citi (such as the lack of availability of Citi’s online banking system or mobile banking platform), as well as the operations of its clients, customers or other third parties. Given Citi’s global footprint and the high volume of transactions processed by Citi, certain errors or actions may be repeated or compounded before they are discovered and rectified, which would further increase these costs and consequences.
Citi has been subject to intentional cyber incidents from external sources, including (i) denial of service attacks, which attempted to interrupt service to clients and customers; (ii) data breaches, which aimed to obtain unauthorized access to customer account data; and (iii) malicious software attacks on client systems, which attempted to allow unauthorized entrance to Citi’s systems under the guise of a client and the extraction of client data. For example, in 2013 Citi and other U.S. financial institutions experienced distributed denial of service attacks which were intended to disrupt consumer online banking services. In addition, various retail stores were the subject of data breaches which led to access to customer account data. While Citi’s monitoring and protection services were able to detect and respond to the incidents targeting its systems before they became significant, they still resulted in certain limited losses in some instances as well as increases in expenditures to monitor against the threat of similar future cyber incidents. There can be no assurance that such cyber incidents will not occur again, and they could occur more frequently and on a more significant scale. In addition, because the methods used to cause cyber attacks change frequently or, in some cases, are not recognized until launched, Citi may be unable to implement effective preventive measures or proactively address these methods.
Third parties with which Citi does business may also be sources of cybersecurity or other technological risks. Citi outsources certain functions, such as processing customer credit card transactions, uploading content on customer-facing websites, and developing software for new products and services. These relationships allow for the storage and processing of customer information, by third-party hosting of or access to Citi websites, which could result in service disruptions or website defacements, and the potential to introduce vulnerable code, resulting in security breaches impacting Citi customers. While Citi engages in certain actions to reduce the exposure resulting from outsourcing, such as performing onsite security control assessments, limiting third-party access to the least privileged level necessary to perform job functions, and restricting third-party processing to systems stored within Citi’s data centers, ongoing threats may result in unauthorized access, loss or destruction of data or other cyber incidents with increased costs and consequences to Citi such as those discussed above. Furthermore, because financial institutions are becoming increasingly interconnected with central agents, exchanges and clearing houses, including through the derivatives provisions of the Dodd-Frank Act, Citi has increased exposure to operational failure or cyber attacks through third parties.
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
Citi is required to use certain assumptions and estimates in preparing its financial statements under U.S. GAAP, including determining credit loss reserves, reserves related to litigation and regulatory exposures, DTAs and the fair values of certain assets and liabilities, among other items. If Citi’s assumptions or estimates underlying its financial statements are incorrect, Citi could experience unexpected losses, some of which could be significant.
Moreover, the Financial Accounting Standards Board (FASB) is currently reviewing or proposing changes to several financial accounting and reporting standards that govern key aspects of Citi’s financial statements, including those areas where Citi is required to make assumptions or estimates. For example, the FASB’s financial instruments project could, among other things, significantly change how Citi determines the accounting classification for financial instruments and could result in certain loans that are currently reported at amortized cost being accounted for at fair value through Other comprehensive income. The FASB has also proposed a new accounting model intended to require earlier recognition of credit losses on financial instruments. The proposed accounting model would require that life-time “expected credit losses” on financial assets not recorded at fair value through net income be recorded at inception of the financial asset, replacing the multiple existing impairment models under U.S. GAAP which generally require that a loss be “incurred” before it is recognized. In addition, the FASB has proposed changes in the accounting for insurance contracts, which would include in its scope many instruments currently accounted for as financial instruments and guarantees, including some where credit rather than insurance risk is the primary risk factor. As a result, certain financial contracts deemed to have significant insurance risk could no longer be recorded at fair value, and the timing of income recognition for insurance contracts could also be changed. For additional information on these and other proposed changes, see Note 1 to the Consolidated Financial Statements.
Changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, could present operational challenges and could require Citi to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. In addition, the FASB continues its convergence project with the International Accounting Standards Board (IASB) pursuant to which U.S. GAAP and International Financial Reporting Standards (IFRS) may be converged. Any transition to IFRS could further have a material impact on how Citi records and reports its financial results. For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, see “Significant Accounting Policies and Significant Estimates” below and Note 28 to the Consolidated Financial Statements.

It Is Uncertain Whether Any Further Changes in the Administration of LIBOR Could Affect the Value of LIBOR-Linked Debt Securities and Other Financial Obligations Held or Issued by Citi.
As a result of concerns in recent years regarding the accuracy of LIBOR, changes have been made to the administration and process for determining LIBOR, including increasing the number of banks surveyed to set LIBOR, streamlining the number of LIBOR currencies and maturities and generally strengthening the oversight of the process, including by providing for U.K. regulatory oversight of LIBOR. In early 2014, Intercontinental Exchange (ICE) took over the administration of LIBOR from the British Banker’s Association (BBA).
It is uncertain whether or to what extent any further changes in the administration or method for determining LIBOR could have on the value of any LIBOR-linked debt securities issued by Citi, or any loans, derivatives and other financial obligations or extensions of credit for which Citi is an obligor. It is also not certain whether or to what extent any such changes would have an adverse impact on the value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to Citi or on Citi’s overall financial condition or results of operations.

Citi May Incur Significant Losses If Its Risk Management Processes and Strategies Are Ineffective, and Concentration of Risk Increases the Potential for Such Losses.

Citi’s independent risk management organization is structured to facilitate the management of the principal risks Citi assumes in conducting its activities—credit risk, market risk and operational risk—across three dimensions: businesses, regions and critical products. Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Market risk encompasses funding risk, liquidity risk and price risk. Price risk losses arise from fluctuations in the market value of trading and non-trading positions resulting from changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices and in their implied volatilities. Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems or human factors, or from external events, and includes reputation and franchise risk associated with business practices or market conduct in which Citi is involved. For additional information on each of these areas of risk as well as risk management at Citi, including management review processes and structure, see “Managing Global Risk” below. Managing these risks is made especially challenging within a global and complex financial institution such as Citi, particularly given the complex and diverse financial markets and rapidly evolving market conditions in which Citi operates.
Citi employs a broad and diversified set of risk management and mitigation processes and strategies, including the use of various risk models, in analyzing and monitoring these and other risk categories. However, these models, processes and strategies are inherently limited because they involve techniques, including the use of historical data in some circumstances, and judgments that cannot anticipate every economic and financial outcome in the markets in which Citi operates nor can they anticipate the specifics and timing of such outcomes. Citi could incur significant losses if its risk management processes, strategies or models are ineffective in properly anticipating or managing these risks.
In addition, concentrations of risk, particularly credit and market risk, can further increase the risk of significant losses. At December 31, 2013, Citi’s most significant concentration of credit risk was with the U.S. government and its agencies, which primarily results from trading assets and investments issued by the U.S. government and its agencies (for additional information, see Note 24 to the Consolidated Financial Statements). Citi also routinely executes a high volume of securities, trading, derivative and foreign exchange transactions with counterparties in the financial services sector, including banks, other financial institutions, insurance companies, investment banks and government and central banks. To the extent regulatory or market developments lead to an increased centralization of trading activity through particular clearing houses, central agents or exchanges, this could increase Citi’s concentration of risk in this sector. Concentrations of risk can limit, and have limited, the effectiveness of Citi’s hedging strategies and have caused Citi to incur significant losses, and they may do so again in the future.

MANAGING GLOBAL RISK

Risk Management—Overview
Citigroup believes that effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. Specifically, the activities that Citi engages in—and the risks those activities generate—must be consistent with Citi’s underlying commitment to the principles of “Responsible Finance.” For Citi, “Responsible Finance” means conduct that is transparent, prudent and dependable, and that delivers better outcomes for Citi’s clients and society.
In order to achieve these principles, Citi establishes and enforces expectations for its risk-taking activities through its risk culture, defined roles and responsibilities (the “Three Lines of Defense”), and through its supporting policies, procedures and processes that enforce these standards.

Citi’s Risk Culture. Citi’s risk management framework is designed to balance business ownership and accountability for risks with well defined independent risk management oversight and responsibility. Citi’s risk management framework is based on the following principles established by Citi’s Chief Risk Officer:

•	a defined risk appetite, aligned with business strategy;

•	accountability through a common framework to manage risks;

•	risk decisions based on transparent, accurate and rigorous analytics;

•	a common risk capital model to evaluate risks;

•	expertise, stature, authority and independence of risk managers; and

•	risk managers empowered to make decisions and escalate issues.

Significant focus has been placed on fostering a risk culture based on a policy of “Taking Intelligent Risk with Shared Responsibility, without Forsaking Individual Accountability”:

•	“Taking intelligent risk” means that Citi must identify, measure and aggregate risks, and it must establish risk tolerances based on a full understanding of concentrations and “tail risk.”

•	“Shared responsibility” means that all individuals collectively bear responsibility to seek input and leverage knowledge across and within the “Three Lines of Defense.”

•	“Individual accountability” means that all individuals must actively manage risk, identify issues, and make fully informed decisions that take into account all risks to Citi.

Roles and Responsibilities. While the management of risk is the collective responsibility of all employees, Citi assigns accountability into three lines of defense:

•	First line of defense: The business owns all of its risks, and is responsible for the management of those risks.

•	Second line of defense: Citi’s control functions (e.g., Risk, Compliance, etc.) establish standards for the management of risks and effectiveness of controls.

•
Third line of defense: Citi’s Internal Audit function independently provides assurance, based on a risk-based audit plan approved by the Board of Directors, that processes are reliable, and governance and controls are effective.

The Chief Risk Officer, with oversight from the Risk Management and Finance Committee of the Board of Directors, as well as the full Board of Directors, is responsible for:

•	establishing core standards for the management, measurement and reporting of risk;

•	identifying, assessing, communicating and monitoring risks on a company-wide basis;

•	engaging with senior management on a frequent basis on material matters with respect to risk-taking activities in the businesses and related risk management processes; and

•	ensuring that the risk function has adequate independence, authority, expertise, staffing, technology and resources.

Risk Management Organization
As set forth in the chart below, the risk management organization is structured so as to facilitate the management of risk across three dimensions: businesses, regions and critical products.
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
The positions of Product Chief Risk Officers are established for those risk areas of critical importance to Citi, currently fundamental credit, market risk and real estate risk. The Product Chief Risk Officers are accountable for the risks within their specialties across businesses and regions. The Product Chief Risk Officers serve as a resource to the Chief Risk Officer, as well as to the Business and Regional Chief Risk Officers, to better enable the Business and Regional Chief Risk Officers to focus on the day-to-day management of risks and responsiveness to business flow. The Chief Administrative Officer oversees the day-to-day management of the risk management organization as well as

Board of Director communication, risk policies and risk governance matters.
Each of the Business, Regional and Product Chief Risk Officers reports to Citi’s Chief Risk Officer, who reports to the Head of Franchise Risk and Strategy, a direct report to the Chief Executive Officer.

Risk Management Organization

Global Commercial
Global Consumer
Institutional Clients Group
Private Bank
Business Chief Risk Officers
Fundamental Credit
Market and Real Estate Risk, Treasury & Model Validation
Product Chief Risk Officers
Chief Risk Officer
Regions / Legal Entities
Asia
EMEA
Mexico & Latin America
Citi Holdings
Citibank N.A. & Japan
Global Risk Management
Systemic Risk
Chief Administrative Officer

Policies and Processes
Citi has established a robust process to oversee risk policy creation, ownership and ongoing management. Specifically, the Chief Risk Officer and the Risk Management Executive Committee (as described below), in some cases through established committees:

•	establish core policies to articulate rules and behaviors for activities where capital is at risk; and

•
establish policy standards, procedures, guidelines, risk limits and limit adherence processes covering new and current risk exposures across Citi that are in alignment with the risk appetite of the firm.

Key processes, as described below, include Risk Committees, Risk Aggregation and Stress Testing, and Risk Capital.

Key Risk Committees are established across the firm and broadly cover either (a) overall governance or (b) new or complex product governance.

Overall Governance

•
Risk Management Executive Committee: chaired by Citi’s Chief Risk Officer. Membership includes all direct reports of the Chief Risk Officer, as well as certain reports of the Head of Franchise Risk and Strategy. This Committee generally meets bi-weekly to discuss key risk issues across businesses, products and regions.

•	Citibank, N.A. Risk Committee: chaired by the Citibank, N.A Chief Risk Officer. Membership includes the Citibank, N.A Chief Executive Officer, Chief Operating Officer, Chief Financial Officer,

Treasurer, Chief Compliance Officer, Chief Lending Officer and General Counsel. The Citibank, N.A. Risk Committee is responsible for reviewing the risk appetite framework, thresholds and usage against the established thresholds for Citibank, N.A. The Committee is also responsible for reviewing reports designed to monitor market, credit, operational and other risk types within the bank.

•
Business and Regional Consumer Risk Committees: exist in all regions, with broad engagement from business, risk and other control functions. Among these risk committees is the Global Consumer Banking Risk Committee, which is chaired by the Global Consumer Banking Chief Executive Officer with the Global Consumer Banking Chief Risk Officer as the vice chair. The Committee places an emphasis on key performance trends, significant regulatory and control events and management actions.

•
ICG Risk Management Committee: reviews the risk profile of the Institutional Clients Group, discusses pertinent risk issues in trading, global transaction services, structuring and lending businesses and reviews strategic risk decisions for consistency with Citi’s risk appetite. Membership is comprised of Citi’s Chief Risk Officer and Head of Franchise Risk and Strategy, as well as the Global Head of Markets, the Chief Executive Officer and Chief Risk Officer of the Institutional Clients Group.

•
Business Risk, Compliance and Control Committees: exist at both the business and segment levels. These Committees, which generally meet on a quarterly basis, provide a senior management forum to focus on internal control, legal, compliance, regulatory and other risk and control issues.

•
Business Practices Committee: a Citi-wide governance committee designed to review practices involving potentially significant reputational or franchise issues for the firm. Each business also has its own Business Practices Committee. These Committees review whether Citi’s business practices have been designed and implemented in a way that meets the highest standards of professionalism, integrity and ethical behavior.

•
Risk Policy Coordination Group: established to ensure a consistent approach to risk policy architecture and risk management requirements across Citi. Membership includes independent risk representatives from each business, region and Citibank, N.A.

New or Complex Product Governance
New or complex product review committees have been established to ensure that new product risks are identified, evaluated and determined to be appropriate for Citi and its customers, and that the necessary approvals, controls and accountabilities are in place.

•
New Product Approval Committee: This Committee’s overall purpose is to ensure that significant risks, including reputation and franchise risks, in a new Institutional Clients Group product or service or complex transaction, are identified and evaluated from all relevant perspectives, determined to be appropriate, properly recorded for risk aggregation purposes, effectively controlled, and have accountabilities in place. Functions that participate in this Committee’s reviews (as necessary) include Legal, Bank Regulatory, Risk, Compliance, Accounting Policy, Product Control, and the Basel Interpretive Committee. Citibank, N.A. management participates in reviews of this Committee’s proposals contemplating the use of bank chain entities.

•
Consumer Product Approval Committee (CPAC): a senior, multidisciplinary approval committee for new products, services, channels or geographies for Global Consumer Banking. Each region has a regional CPAC, and a global CPAC addresses initiatives with high anti-money-laundering risk or cross-border elements. The composition of these Committees includes senior Risk, Legal, Compliance, Bank Regulatory, Operations and Technology and Operational Risk executives and is supported by other specialists, including fair lending. A member of Citibank, N.A. senior management also participates in the CPAC process.

•
Investment Products Risk Committee: this Committee chairs two new product approval committees to facilitate analysis and discussion of new retail investment products and services manufactured and/or distributed by Citi.

•
Manufacturing Product Approval Committee: responsible for reviewing new or meaningfully modified products or transactions manufactured by Citi that are distributed to individual investors as well as third-party retail distributors of Citi manufactured products.

•
Distribution Product Approval Committee: approves new investment products and services, including those manufactured by third parties as part of Citi’s “open architecture” distribution model, before they are offered to individual investors via Citi distribution businesses (e.g., Private Bank, Consumer, etc.) and sets requirements for the periodic review of existing products and services.

There are also many other committees across the firm that play critical roles in the management of risks, such as the Asset and Liability Committee (ALCO) and the Operational Risk Council.

Risk Aggregation and Stress Testing
While Citi’s major risk areas are discussed individually on the following pages, these risks are also reviewed and managed in conjunction with one another and across the various businesses via Citi’s risk aggregation and stress testing processes. Moreover, in 2013, a formal policy governing Citi’s global systemic stress testing was established.
As noted above, independent risk management monitors and controls major risk exposures and concentrations across the organization. This requires the aggregation of risks, within and across businesses, as well as subjecting those risks to various stress scenarios in order to assess the potential economic impact they may have on Citigroup.
Stress tests are in place across Citi’s entire portfolio (i.e., trading, available-for-sale and accrual portfolios). These firm-wide stress reports measure the potential impact to Citi and its component businesses of changes in various types of key risk factors (e.g., interest rates, credit spreads, etc.). The reports also measure the potential impact of a number of historical and hypothetical forward-looking systemic stress scenarios, as developed internally by independent risk management. These firm-wide stress tests are produced on a monthly basis, and results are reviewed by senior management and the Board of Directors.
Supplementing the stress testing described above, Citi independent risk management, working with input from the businesses and finance, provides periodic updates to senior management and the Board of Directors on significant potential areas of concern across Citigroup that can arise from risk concentrations, financial market participants and other systemic issues. These areas of focus are intended to be forward-looking assessments of the potential economic impacts to Citi that may arise from these exposures.
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

Risk Capital
Citi calculates and allocates risk capital across the company in order to consistently measure risk taking across business activities and to assess risk-reward relationships.
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

•	“Unexpected losses” are the difference between potential extremely severe losses and Citi’s expected (average) loss over a one-year time period.

•	“Extremely severe” is defined as potential loss at a 99.9% and a 99.97% confidence level, based on the distribution of observed events and scenario analysis.

The drivers of economic losses are risks which, for Citi, are broadly categorized as credit risk, market risk and operational risk. Citi’s risk capital framework is reviewed and enhanced on a regular basis in light of market developments and evolving practices.

Managing Global Risk Index

(1)
For additional information regarding market risk and related metrics, refer to Citi’s Basel II.5 market risk disclosures, as required by the Federal Reserve Board, on Citi’s Investor Relations website.

CREDIT RISK

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of Citigroup’s business activities, including:

•	wholesale and retail lending;

•	capital markets derivative transactions;

•	structured finance; and

•	repurchase agreements and reverse repurchase transactions.

Credit risk also arises from settlement and clearing activities, when Citi transfers an asset in advance of receiving its counter-value or advances funds to settle a transaction on behalf of a client. Concentration risk, within credit risk, is the risk associated with having credit exposure concentrated within a specific client, industry, region or other category.

Credit Risk Management
Credit risk is one of the most significant risks Citi faces as an institution. As a result, Citi has a well established framework in place for managing credit risk across all businesses. This includes a defined risk appetite, credit limits and credit policies, both at the business level as well as at the firm-wide level. Citi’s credit risk management also includes processes and policies with respect to problem recognition, including “watch lists,” portfolio review, updated risk ratings and classification triggers.
With respect to Citi’s settlement and clearing activities, intra-day client usage of lines is closely monitored against limits, as well as against “normal” usage patterns. To the extent a problem develops, Citi typically moves the client to a secured (collateralized) operating model. Generally, Citi’s intra-day settlement and clearing lines are uncommitted and cancellable at any time.
To manage concentration of risk within credit risk, Citi has in place a concentration management framework consisting of industry limits, obligor limits and single-name triggers. In addition, as noted under “Managing Global Risk—Risk Aggregation and Stress Testing” above, independent risk management reviews concentration of risk across Citi’s regions and businesses to assist in managing this type of risk.

Credit Risk Measurement and Stress Testing
Credit exposures are generally reported in notional terms for accrual loans, reflecting the value at which the loans are carried on the Consolidated Balance Sheet. Credit exposure arising from capital markets activities is generally expressed as the current mark-to-market, net of margin, reflecting the net value owed to Citi by a given counterparty.
The credit risk associated with these credit exposures is a function of the creditworthiness of the obligor, as well as the terms and conditions of the specific obligation. Citi assesses the credit risk associated with its credit exposures on a regular basis through its loan loss reserve process (see “Significant Accounting Policies and Significant Estimates” and Notes 1 and 16 to the Consolidated Financial Statements), as well as through regular stress testing at the company, business, geography and product levels. These stress-testing processes typically estimate potential incremental credit costs that would occur as a result of either downgrades in the credit quality or defaults of the obligors or counterparties.

Loans Outstanding

In millions of dollars	2013	2012	2011	2010	2009
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$108,453	$125,946	$139,177	$151,469	$183,842
Installment, revolving credit, and other	13,398	14,070	15,616	28,291	58,099
Cards	115,651	111,403	117,908	122,384	28,951
Commercial and industrial	6,592	5,344	4,766	5,021	5,640
Lease financing	—	—	1	2	11
	$244,094	$256,763	$277,468	$307,167	$276,543
In offices outside the U.S.
Mortgage and real estate(1)	$55,511	$54,709	$52,052	$52,175	$47,297
Installment, revolving credit, and other	33,182	33,958	32,673	36,132	39,859
Cards	36,740	40,653	38,926	40,948	41,493
Commercial and industrial	24,107	22,225	21,915	18,028	17,129
Lease financing	769	781	711	665	331
	$150,309	$152,326	$146,277	$147,948	$146,109
Total Consumer loans	$394,403	$409,089	$423,745	$455,115	$422,652
Unearned income	(572)	(418)	(405)	69	808
Consumer loans, net of unearned income	$393,831	$408,671	$423,340	$455,184	$423,460
Corporate loans
In U.S. offices
Commercial and industrial	$32,704	$26,985	$20,830	$13,669	$15,614
Loans to financial institutions	25,102	18,159	15,113	8,995	6,947
Mortgage and real estate(1)	29,425	24,705	21,516	19,770	22,560
Installment, revolving credit, and other	34,434	32,446	33,182	34,046	17,737
Lease financing	1,647	1,410	1,270	1,413	1,297
	$123,312	$103,705	$91,911	$77,893	$64,155
In offices outside the U.S.
Commercial and industrial	$82,663	$82,939	$79,764	$72,166	$67,344
Loans to financial institutions	38,372	37,739	29,794	22,620	15,113
Mortgage and real estate(1)	6,274	6,485	6,885	5,899	9,779
Installment, revolving credit, and other	18,714	14,958	14,114	11,829	9,683
Lease financing	527	605	568	531	1,295
Governments and official institutions	2,341	1,159	1,576	3,644	2,949
	$148,891	$143,885	$132,701	$116,689	$106,163
Total Corporate loans	$272,203	$247,590	$224,612	$194,582	$170,318
Unearned income	(562)	(797)	(710)	(972)	(2,274)
Corporate loans, net of unearned income	$271,641	$246,793	$223,902	$193,610	$168,044
Total loans—net of unearned income	$665,472	$655,464	$647,242	$648,794	$591,504
Allowance for loan losses—on drawn exposures	(19,648)	(25,455)	(30,115)	(40,655)	(36,033)
Total loans—net of unearned income and allowance for credit losses	$645,824	$630,009	$617,127	$608,139	$555,471
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	2.97%	3.92%	4.69%	6.31%	6.09%
Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	4.34%	5.57%	6.45%	7.81%	6.69%
Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	0.97%	1.14%	1.31%	2.75%	4.57%

(1)	Loans secured primarily by real estate.

(2)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

In millions of dollars	2013	2012	2011	2010	2009
Allowance for loan losses at beginning of period	$25,455	$30,115	$40,655	$36,033	$29,616
Provision for loan losses
Consumer(1)(2)	$7,603	$10,371	$12,075	$24,886	$32,115
Corporate	1	87	(739)	75	6,353
	$7,604	$10,458	$11,336	$24,961	$38,468
Gross credit losses
Consumer
In U.S. offices(1)(2)	$8,402	$12,226	$15,767	$24,183	$17,637
In offices outside the U.S.	3,998	4,139	4,932	6,548	8,437
Corporate
Commercial and industrial, and other
In U.S. offices	125	154	392	1,222	3,299
In offices outside the U.S.	144	305	649	571	1,564
Loans to financial institutions
In U.S. offices	2	33	215	275	274
In offices outside the U.S.	7	68	391	111	448
Mortgage and real estate
In U.S offices	62	59	182	953	592
In offices outside the U.S.	29	21	171	286	151
	$12,769	$17,005	$22,699	$34,149	$32,402
Credit recoveries
Consumer
In U.S. offices	$1,073	$1,302	$1,467	$1,323	$576
In offices outside the U.S.	1,065	1,055	1,159	1,209	970
Corporate
Commercial & industrial, and other
In U.S offices	62	243	175	591	276
In offices outside the U.S.	52	95	93	115	87
Loans to financial institutions
In U.S. offices	1	—	—	—	—
In offices outside the U.S.	20	43	89	132	11
Mortgage and real estate
In U.S offices	31	17	27	130	3
In offices outside the U.S.	2	19	2	26	1
	$2,306	$2,774	$3,012	$3,526	$1,924
Net credit losses
In U.S. offices(1)(2)	$7,424	$10,910	$14,887	$24,589	$20,947
In offices outside the U.S.	3,039	3,321	4,800	6,034	9,531
Total	$10,463	$14,231	$19,687	$30,623	$30,478
Other - net (3)(4)(5)(6)(7)(8)	$(2,948)	$(887)	$(2,189)	10,284	$(1,573)
Allowance for loan losses at end of period	$19,648	$25,455	$30,115	$40,655	$36,033
Allowance for loan losses as a % of total loans(9)	2.97%	3.92%	4.69%	6.31%	6.09%
Allowance for unfunded lending commitments(10)	$1,229	$1,119	$1,136	$1,066	$1,157
Total allowance for loan losses and unfunded lending commitments	$20,877	$26,574	$31,251	$41,721	$37,190
Net Consumer credit losses(1)	$10,262	$14,008	$18,073	$28,199	$24,528
As a percentage of average Consumer loans	2.63%	3.43%	4.15%	5.72%	5.41%
Net Corporate credit losses	$201	$223	$1,614	$2,424	$5,950
As a percentage of average Corporate loans	0.08%	0.09%	0.79%	1.27%	3.13%

Allowance for loan losses at end of period(11)
Citicorp	$13,174	$14,623	$16,699	$22,366	$12,404
Citi Holdings	6,474	10,832	13,416	18,289	23,629
Total Citigroup	$19,648	$25,455	$30,115	$40,655	$36,033
Allowance by type
Consumer	$17,064	$22,679	$27,236	$35,406	$28,347
Corporate	2,584	2,776	2,879	5,249	7,686
Total Citigroup	$19,648	$25,455	$30,115	$40,655	$36,033

(1)
2012 includes approximately $635 million of incremental charge-offs related to the Office of the Comptroller of the Currency (OCC) guidance issued in the third quarter of 2012, which required mortgage loans to borrowers that have gone through Chapter 7 U.S. Bankruptcy Code to be written down to collateral value. There was a corresponding approximately $600 million release in the third quarter of 2012 allowance for loans losses related to these charge-offs. 2012 also includes a benefit to charge-offs of approximately $40 million related to finalizing the impact of the OCC guidance in the fourth quarter of 2012.

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

(3)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, securitizations, foreign currency translation, purchase accounting adjustments, etc.

(4)
2013 includes reductions of approximately $2.4 billion related to the sale or transfer to held-for-sale of various loan portfolios, which includes approximately $360 million related to the sale of Credicard and approximately $255 million related to a transfer to held-for-sale of a loan portfolio in Greece, approximately $230 million related to a non-provision transfer of reserves associated with deferred interest to other assets which includes deferred interest and approximately $220 million related to foreign currency translation.

(5)	2012 includes reductions of approximately $875 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(6)
2011 includes reductions of approximately $1.6 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios, approximately $240 million related to the sale of the Egg Banking PLC credit card business, approximately $72 million related to the transfer of the Citi Belgium business to held-for-sale and approximately $290 million related to FX translation.

(7)
2010 primarily includes an addition of $13.4 billion related to the impact of consolidating entities in connection with Citi’s adoption of SFAS 166/167, reductions of approximately $2.7 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios and approximately $290 million related to the transfer of a U.K. first mortgage portfolio to held-for-sale.

(8)
2009 primarily includes reductions to the loan loss reserve of approximately $543 million related to securitizations, approximately $402 million related to the sale or transfer to held-for-sale of U.S. real estate lending loans, and $562 million related to the transfer of the U.K. cards portfolio to held-for-sale.

(9)	December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010 exclude $5.0 billion, $5.3 billion, $5.3 billion and $4.4 billion, respectively, of loans that are carried at fair value.

(10)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

(11)
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

Allowance for Loan Losses
The following table details information on Citi’s allowance for loan losses, loans and coverage ratios as of December 31, 2013 and 2012:

	December 31, 2013
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.2	$116.8	5.3%
North America mortgages(3)(4)	5.1	107.5	4.8
North America other	1.2	21.9	5.4
International cards	2.3	36.2	6.5
International other(5)	2.2	111.4	2.0
Total Consumer	$17.0	$393.8	4.3%
Total Corporate	2.6	271.7	1.0
Total Citigroup	$19.6	$665.5	3.0%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)
Includes both Citi-branded cards and Citi retail services. The $6.2 billion of loan loss reserves for North America cards as of December 31, 2013 represented approximately 18 months of coincident net credit loss coverage.

(3)
Of the $5.1 billion, approximately $4.9 billion was allocated to North America mortgages in Citi Holdings. The $5.1 billion of loan loss reserves for North America mortgages as of December 31, 2013 represented approximately 26 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

(4)
Of the $5.1 billion in loan loss reserves, approximately $2.4 billion and $2.7 billion is determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $107.5 billion in loans, approximately $88.6 billion and $18.5 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 16 to the Consolidated Financial Statements.

(5)	Includes mortgages and other retail loans.

Allowance for Loan Losses

	December 31, 2012
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$7.3	$112.0	6.5%
North America mortgages(3)(4)	8.6	125.4	6.9
North America other	1.5	22.1	6.8
International cards	2.9	40.7	7.0
International other(5)	2.4	108.5	2.2
Total Consumer	$22.7	$408.7	5.6%
Total Corporate	2.8	246.8	1.1
Total Citigroup	$25.5	$655.5	3.9%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

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

(4)
Of the $8.6 billion in loan loss reserves, approximately $4.5 billion and $4.1 billion is determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $125.4 billion in loans, approximately $102.7 billion and $22.3 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 16 to the Consolidated Financial Statements.

(5)	Includes mortgages and other retail loans.

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

Non-Accrual Loans

In millions of dollars	2013	2012	2011	2010	2009
Citicorp	$3,791	$4,096	$4,018	$4,909	$5,353
Citi Holdings	5,166	7,433	7,050	14,498	26,387
Total non-accrual loans (NAL)	$8,957	$11,529	$11,068	$19,407	$31,740
Corporate non-accrual loans(1)
North America	$736	$735	$1,246	$2,112	$5,621
EMEA	766	1,131	1,293	5,337	6,308
Latin America	127	128	362	701	569
Asia	279	339	335	470	981
Total Corporate non-accrual loans	$1,908	$2,333	$3,236	$8,620	$13,479
Citicorp	$1,580	$1,909	$2,217	$3,091	$3,238
Citi Holdings	328	424	1,019	5,529	10,241
Total Corporate non-accrual loans	$1,908	$2,333	$3,236	$8,620	$13,479
Consumer non-accrual loans(1)
North America(2)	$5,192	$7,148	$5,888	$8,540	$15,111
EMEA	138	380	387	652	1,159
Latin America	1,426	1,285	1,107	1,019	1,340
Asia	293	383	450	576	651
Total Consumer non-accrual loans(2)	$7,049	$9,196	$7,832	$10,787	$18,261
Citicorp	$2,211	$2,187	$1,801	$1,818	$2,115
Citi Holdings(2)	4,838	7,009	6,031	8,969	16,146
Total Consumer non-accrual loans(2)	$7,049	$9,196	$7,832	$10,787	$18,261

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $749 million at December 31, 2013, $538 million at December 31, 2012, $511 million at December 31, 2011, $469 million at December 31, 2010, and $920 million at December 31, 2009.

(2)
During 2012, there was an increase in Consumer non-accrual loans in North America of approximately $1.5 billion as a result of OCC guidance issued in the third quarter of 2012 regarding mortgage loans where the borrower has gone through Chapter 7 bankruptcy. Of the $1.5 billion in Chapter 7 non-accrual loans, $1.3 billion were current. Additionally, during the first quarter of 2012 there was an increase in non-accrual Consumer loans in North America, which was attributable to a $0.8 billion reclassification from accrual to non-accrual status of home equity loans where the related residential first mortgage was 90 days or more past due. The vast majority of these loans were current at the time of reclassification. The reclassification reflected regulatory guidance issued on January 31, 2012. The reclassification had no impact on Citi’s delinquency statistics or its loan loss reserves.

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

In millions of dollars	2013	2012	2011	2010	2009
OREO
Citicorp	$79	$49	$86	$840	$885
Citi Holdings	338	391	480	863	615
Total OREO	$417	$440	$566	$1,703	$1,500
North America	$305	$299	$441	$1,440	$1,294
EMEA	59	99	73	161	121
Latin America	47	40	51	47	45
Asia	6	2	1	55	40
Total OREO	$417	$440	$566	$1,703	$1,500
Other repossessed assets	$—	$1	$1	$28	$73
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$1,908	$2,333	$3,236	$8,620	$13,479
Consumer non-accrual loans(1)	7,049	9,196	7,832	10,787	18,261
Non-accrual loans (NAL)	$8,957	$11,529	$11,068	$19,407	$31,740
OREO	417	440	566	1,703	1,500
Other repossessed assets	—	1	1	28	73
Non-accrual assets (NAA)	$9,374	$11,970	$11,635	$21,138	$33,313
NAL as a percentage of total loans	1.34%	1.76%	1.71%	2.99%	5.37%
NAA as a percentage of total assets	0.50	0.64	0.62	1.10	1.79
Allowance for loan losses as a percentage of NAL(2)	219	221	272	209	114

Non-accrual assets—Total Citicorp	2013	2012	2011	2010	2009
Non-accrual loans (NAL)	$3,791	$4,096	$4,018	$4,909	$5,353
OREO	79	49	86	840	885
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$3,870	$4,145	$4,104	$5,749	$6,238
NAA as a percentage of total assets	0.22%	0.23%	0.23%	0.25%	0.24%
Allowance for loan losses as a percentage of NAL(2)	348	357	416	456	232
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(1)	$5,166	$7,433	$7,050	$14,498	$26,387
OREO	338	391	480	863	615
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$5,504	$7,824	$7,530	$15,361	$27,002
NAA as a percentage of total assets	4.70%	5.02%	3.35%	4.91%	5.90%
Allowance for loan losses as a percentage of NAL(2)	125	146	190	126	90

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

N/A Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Dec. 31, 2013	Dec. 31, 2012
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$36	$180
Mortgage and real estate(3)	143	72
Loans to financial institutions	14	17
Other	364	447
	$557	$716
In offices outside the U.S.
Commercial and industrial(2)	$161	$95
Mortgage and real estate(3)	18	59
Other	58	3
	$237	$157
Total Corporate renegotiated loans	$794	$873
Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate(8)	$18,922	$22,903
Cards	2,510	3,718
Installment and other(9)	626	1,088
	$22,058	$27,709
In offices outside the U.S.
Mortgage and real estate	$641	$932
Cards(10)	830	866
Installment and other	834	904
	$2,305	$2,702
Total Consumer renegotiated loans	$24,363	$30,411

(1)
Includes $312 million and $267 million of non-accrual loans included in the non-accrual assets table above at December 31, 2013 and December 31, 2012, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at December 31, 2013, Citi also modified $24 million and $91 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside and outside the U.S, respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at December 31, 2013, Citi also modified $10 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)	Includes $3,637 million and $4,198 million of non-accrual loans included in the non-accrual assets table above at December 31, 2013 and 2012, respectively. The remaining loans are accruing interest.

(5)	Includes $29 million and $38 million of commercial real estate loans at December 31, 2013 and 2012, respectively.

(6)	Includes $295 million and $261 million of other commercial loans at December 31, 2013 and 2012, respectively.

(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

(8)	Reduction in 2013 includes $4,161 million related to TDRs sold or transferred to held-for-sale.

(9)	Reduction in 2013 includes approximately $345 million related to TDRs sold or transferred to held-for-sale.

(10)	Reduction in 2013 includes $52 million related to the sale of Brazil Credicard.

Forgone Interest Revenue on Loans (1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2013 total
Interest revenue that would have been accrued at original contractual rates (2)	$2,390	$769	$3,159
Amount recognized as interest revenue (2)	1,140	327	1,467
Forgone interest revenue	$1,250	$442	$1,692

(1)	Relates to Corporate non-accrual loans, renegotiated loans and Consumer loans on which accrual of interest has been suspended.

(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

North America Consumer Mortgage Lending

Overview
Citi’s North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At December 31, 2013, Citi’s North America Consumer residential first mortgage portfolio was $75.9 billion (compared to $88.2 billion at December 31, 2012), while the home equity loan portfolio was $31.6 billion (compared to $37.2 billion at December 31, 2012). At December 31, 2013, $44.6 billion of first mortgages was recorded in Citi Holdings, with the remaining $31.3 billion recorded in Citicorp. At December 31, 2013, $28.7 billion of home equity loans was recorded in Citi Holdings, with the remaining $2.9 billion recorded in Citicorp.
Citi’s residential first mortgage portfolio included $7.7 billion of loans with FHA insurance or VA guarantees at December 31, 2013, compared to $8.5 billion at December 31, 2012. This portfolio consists of loans to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally has higher loan-to-value ratios (LTVs). Credit losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.
In addition, Citi’s residential first mortgage portfolio included $1.1 billion of loans with origination LTVs above 80% that have insurance through mortgage insurance companies at December 31, 2013, compared to $1.5 billion at December 31, 2012. At December 31, 2013, the residential first mortgage portfolio also had $0.8 billion of loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities (GSEs) for which Citi has limited exposure to credit losses, compared to $1.0 billion at December 31, 2012. Citi’s home equity loan portfolio also included $0.3 billion of loans subject to LTSCs with GSEs (compared to $0.4 billion at December 31, 2012) for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of loan origination defects. Citi’s allowance for loan loss calculations takes into consideration the impact of the guarantees and commitments described above.
Citi does not offer option-adjustable rate mortgages/negative-amortizing mortgage products to its customers. As a result, option-adjustable rate mortgages/negative-amortizing mortgages represent an insignificant portion of total balances, since they were acquired only incidentally as part of prior portfolio and business purchases.
As of December 31, 2013, Citi’s North America residential first mortgage portfolio contained approximately $5.0 billion of adjustable rate mortgages that are currently required to make a payment only of accrued interest for the payment period, or an interest-only payment, compared to $7.7 billion at December 31, 2012. This decline resulted primarily from repayments of $1.2 billion, conversions to amortizing loans of $1.0 billion and asset sales of $0.4 billion. Borrowers who are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers who have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio, and have exhibited significantly lower 30+ delinquency rates as compared with residential first mortgages without this payment feature. As such, Citi does not believe the residential mortgage loans with this payment feature represent substantially higher risk in the portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Residential First Mortgages
The following charts detail the quarterly trends in loan balances, net credit losses and delinquencies for Citigroup’s residential first mortgage portfolio in North America. As set forth in the tables below, approximately 59% of Citi’s residential first mortgage exposure arises from its portfolio in Citi Holdings, which includes residential first mortgages originated by both CitiMortgage as well as Citi’s legacy CitiFinancial North America business.

North America Residential First Mortgage - EOP Loans(1) In billions of dollars

Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp
$88
$84
$78
$77
$76
31
31
29
31
31
11
10
10
9
9
47
43
39
37
36
4Q'12
1Q'13
2Q'13
3Q'13
4Q'13

North America Residential First Mortgage - Net Credit Losses(1) In millions of dollars

Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp
$388
11
152
225
$331
13
130
188
$286
7
127
152
$218
8
130
81
$218
5
117
95
4Q'12 (2)
1Q'13
2Q'13
3Q'13
4Q'13 (3)

Note: CMI refers to loans originated by CitiMortgage. CFNA refers to loans originated by CitiFinancial.

(1)
Includes the following charge-offs related to Citi’s fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 4Q’12, $32 million; 1Q’13, $25 million; 2Q’13, $18 million; 3Q’13, $8 million; and 4Q’13, $6 million. Citi expects net credit losses in its residential first mortgage portfolio in Citi Holdings to continue to be impacted by its fulfillment of the terms of the independent foreclosure review settlement. See “Independent Foreclosure Review Settlement” below.

(2)
4Q’12 excludes an approximately $10 million benefit to charge-offs related to finalizing the impact of OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy.

(3)
4Q’13 excludes approximately $84 million of net credit losses consisting of (i) approximately $69 million of charge-offs related to a change in the charge-off policy for mortgages originated in CitiFinancial to more closely align to policies used in the CitiMortgage business, and (ii) approximately $15 million of charge-offs related to a change in the estimate of net credit losses related to collateral dependent loans to borrowers that have gone through Chapter 7 bankruptcy.

(4)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(5)	Year-over-year change as of November 2013.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars
Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

As set forth in the tables above, while loan balances and net credit losses have declined in both the CitiMortgage and CitiFinancial portfolios in Citi Holdings, the loans originated in the CitiFinancial business have become a larger proportion of the total North America residential first mortgage portfolio within Citi Holdings. As a result of the CitiFinancial borrower profile, these loans tend to have higher net credit loss rates, at approximately 5.0%, compared to a net credit loss rate of 1.0% for CitiMortgage residential first mortgages in Citi Holdings.
During 2013, continued management actions, including asset sales and, to a lesser extent, loan modifications, were the primary drivers of the overall delinquency improvement for Citi Holdings residential first mortgage portfolio. These management actions, along with a significant improvement in the Home Price Index (HPI) in the U.S. housing market during 2013 (despite a moderation in such improvement during the fourth quarter of 2013), also resulted in the improvement in net credit losses in the portfolio. In addition, Citi continued to observe fewer loans entering the 30-89 days past due delinquency bucket during the year, which it attributes to the continued general improvement in the economic environment.
During 2013, Citi sold approximately $2.3 billion of delinquent residential first mortgages (compared to $2.1 billion in 2012), including $0.2 billion during the fourth quarter of 2013. Citi also sold approximately $3.7 billion of re-performing residential first mortgages during 2013, although, as previously disclosed, sales of re-performing residential first mortgages tend to be yield sensitive. Additionally, Citi sold approximately $0.2 billion of U.S. mortgage loans that were guaranteed by U.S. government sponsored agencies and excluded from the charts above.
In addition, Citi modified approximately $1.4 billion of residential first mortgages during 2013 (compared to $0.9 billion in 2012), including $0.3 billion during the fourth quarter of 2013. Citi’s residential first mortgage portfolio continued to show some signs of the impact of re-defaults of previously modified mortgages during the year. For additional information on Citi’s residential first mortgage loan modifications, see Note 15 to the Consolidated Financial Statements.
Citi’s ability to reduce delinquencies or net credit losses in its residential first mortgage portfolio pursuant to asset sales or modifications could be limited going forward due to, among other things, the lower remaining inventory of delinquent loans to sell or modify, additional increases in interest rates or the lack of market demand for asset sales.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of December 31, 2013 and December 31, 2012.

In billions of dollars	December 31, 2013						December 31, 2012
State (1)	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$19.2	30%	1.0%	4%	738	$21.1	28%	2.1%	23%	730
NY/NJ/CT(3)	11.7	18	2.6	3	733	11.8	16	4.0	8	723
IN/OH/MI(3)	3.1	5	3.9	21	659	4.0	5	5.5	31	655
FL(3)	3.1	5	4.4	25	688	3.8	5	8.1	43	676
IL(3)	2.7	4	3.8	16	703	3.1	4	5.8	34	694
AZ/NV	1.5	2	2.7	25	710	1.9	3	4.8	50	702
Other	23.1	36	4.1	8	671	29.7	39	5.4	15	667
Total	$64.4	100%	2.9%	8%	705	$75.4	100%	4.4%	20%	692

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

Citi’s residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York the largest of the three states). The significant improvement in refreshed LTV percentages at December 31, 2013 was primarily the result of HPI improvements across substantially all metropolitan statistical areas, thereby increasing values used in the determination of LTV, although the HPI improvement varies from market to market. Additionally, delinquent and re-performing asset sales of high LTV loans during 2013 further reduced the amount of loans with greater than 100% LTV. To a lesser extent, modification programs involving principal forgiveness further reduced the loans in this category. While 90+ days past due delinquency rates have improved for the states or regions above, the continued lengthening of the foreclosure process (see discussion under “Foreclosures” below) could result in less improvement in these rates in the future, especially in judicial states.

Foreclosures
The substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At December 31, 2013, Citi’s foreclosure inventory included approximately $0.8 billion, or 1.2%, of Citi’s residential first mortgages, compared to approximately $1.2 billion, or 1.5%, at December 31, 2012 (based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs).
While Citi’s foreclosure inventory declined year-over-year, due largely to portfolio delinquency trends, asset sales and loan modifications, extensive state requirements and other regulatory requirements for the foreclosure process continue to impact foreclosure timelines. Citi’s average timeframes to move a loan out of foreclosure are two to three times longer than historical norms. Extended foreclosure timelines continue to be even more pronounced in judicial states (i.e., states that require foreclosures to be processed via court approval), where

Citi has a higher concentration of residential first mortgages in foreclosure. Active foreclosure units in process for over two years as a percentage of Citi’s total foreclosure inventory was approximately 29%, unchanged from December 31, 2012.
Citi’s servicing agreements for mortgage loans sold to the U.S. government sponsored enterprises (GSEs) generally provide the GSEs with significant mortgage servicing oversight, including, among other things, foreclosures or modification completion timelines. The agreements allow for the GSEs to take action against a servicer for violation of the timelines, including imposing compensatory fees. While the GSEs have not historically exercised their rights to impose compensatory fees, they have begun to regularly impose such fees.
In connection with Citi’s sale of mortgage servicing rights (MSRs) announced in January 2014, Citi and Fannie Mae substantially resolved pending and future compensatory fee claims related to Citi’s servicing of the loans sold in the transaction (for additional information, see “Mortgage Servicing Rights” below). To date, the GSEs’ imposition of compensatory fees, as a result of the extended foreclosure timelines or in connection with the announced sale of MSRs or otherwise, has not been material.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Home Equity Loans
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

At December 31, 2013, Citi’s home equity loan portfolio of $31.6 billion included approximately $18.9 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or “reset,” compared to $22.0 billion at December 31, 2012. The following chart sets forth these Revolving HELOCs (based on certain FICO and combined loan-to-value (CLTV) characteristics of the portfolio) and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of December 31, 2013

Note: Totals may not sum due to rounding.

As indicated by the chart above, approximately 6% of Citi’s Revolving HELOCs had commenced amortization as of December 31, 2013, compared to approximately 6% and 72% that will commence amortization during 2014 and 2015-2017, respectively. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, typically at a variable rate, and principal that amortizes over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans. While it is not certain what, if any, impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates the monthly loan payment for its Revolving HELOCs that reset during 2015-2017 could increase on average by approximately $360 or 170%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset.

Based on the limited number of Revolving HELOCs that have begun amortization as of December 31, 2013, approximately 6.0% of the amortizing home equity loans were 30+ days past due compared to 2.8% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). However, these resets have generally occurred during a period of declining interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower. Citi continues to monitor this reset risk closely, particularly as it approaches 2015, and Citi will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management continues to review additional actions to offset potential reset risk, such as extending offers to non-amortizing home equity loan borrowers to convert the non-amortizing home equity loan to a fixed-rate amortizing loan. See also “Risk Factors—Business and Operational Risks” above.
The following charts detail the quarterly trends in loan balances, net credit losses and delinquencies for Citi’s home equity loan portfolio in North America. The vast majority of Citi’s home equity loan exposure arises from its portfolio in Citi Holdings.

North America Home Equity - EOP Loans In billions of dollars

Citi Holdings
Citicorp
$37
$36
$34
$33
$32
3
3
3
3
3
34
33
31
30
29
4Q'12
1Q'13
2Q'13
3Q'13
4Q'13

North America Home Equity - Net Credit Losses(1) In millions of dollars

Citi Holdings
Citicorp
$394
10
385
$318
6
312
$280
6
274
$215
3
212
$173
3
169
4Q'12(2)
1Q'13
2Q'13
3Q'13
4Q'13(3)

(1)
Includes the following amounts of charge-offs related to Citi’s fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 4Q’12, $30 million; 1Q’13, $51 million; 2Q’13, $12 million; 3Q’13, $14 million; and 4Q’13, $15 million. Citi expects net credit losses in its home equity loan portfolio in Citi Holdings to continue to be impacted by its fulfillment of the terms of the independent foreclosure review settlement. See “Independent Foreclosure Review Settlement” below.

(2)
4Q’12 excludes an approximately $30 million benefit to charge-offs related to finalizing the impact of the OCC guidance with respect to the treatment of mortgage loans where the borrower has gone through Chapter 7 bankruptcy.

(3)
4Q’13 excludes approximately $100 million of net credit losses consisting of (i) approximately $64 million for the acceleration of accounting losses associated with modified home equity loans determined to be collateral dependent, (ii) approximately $22 million of charge-offs related to a change in the charge-off policy for mortgages originated in CitiFinancial to more closely align to policies used in the CitiMortgage business, and (iii) approximately $14 million of charge-offs related to a change in the estimate of net credit losses related to collateral dependent loans to borrowers that have gone through Chapter 7 bankruptcy.

North America Home Equity Loan Delinquencies - Citi Holdings In billions of dollars

30-89
90-179
180+
30+ DPD
1.86
1.65
1.59
1.52
1.45
1.24
1.16
1.07
1.00
0.32
0.68
0.86
0.33
0.58
0.74
0.33
0.54
0.73
0.35
0.49
0.69
0.35
0.47
0.63
0.35
0.37
0.52
0.34
0.34
0.48
0.34
0.30
0.43
0.33
0.25
0.42
4Q '11
1Q'12
2Q'12
3Q'12
4Q'12
1Q'13
2Q'13
3Q'13
4Q'13

Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

As evidenced by the tables above, home equity loan net credit losses and delinquencies improved during 2013, including fewer loans entering the 30-89 days past due delinquency bucket, primarily due to continued modifications and liquidations. Given the lack of a market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 15 to the Consolidated Financial Statements), Citi’s ability to reduce delinquencies or net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans or otherwise, is more limited as compared to residential first mortgages.

North America Home Equity Loans—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of December 31, 2013 and December 31, 2012.

In billions of dollars	December 31, 2013					December 31, 2012
State (1)	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO
CA	$8.2	28%	1.6%	17%	726	$9.7	28%	2.0%	40%	723
NY/NJ/CT(4)	7.2	24	2.3	12	718	8.2	23	2.3	20	715
FL(4)	2.1	7	2.9	44	704	2.4	7	3.4	58	698
IL(4)	1.2	4	1.6	42	713	1.4	4	2.1	55	708
IN/OH/MI(4)	1.0	3	1.6	47	686	1.2	3	2.2	55	679
AZ/NV	0.7	2	2.1	53	713	0.8	2	3.1	70	709
Other	9.5	32	1.7	26	699	11.5	33	2.2	37	695
Total	$29.9	100%	1.9%	23%	712	$35.2	100%	2.3%	37%	704

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

Citi’s home equity portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York the largest of the three states). The significant improvement in refreshed CLTV percentages as of December 31, 2013 were primarily the result of improvements in HPI in these states/regions, thereby increasing values used in the determination of CLTV.

National Mortgage Settlement
Under the national mortgage settlement, entered into by Citi and other financial institutions in February 2012, Citi agreed to provide customer relief in the form of loan modifications for delinquent borrowers, including principal reductions, and other loss mitigation activities, and refinancing concessions to enable current borrowers whose properties are worth less than the balance of their loans to reduce their interest rates. Citi believes it has fulfilled its requirement for the loan modification remediation and refinancing concessions under the settlement. The results are pending review and certification of the monitor required by the settlement, which is not expected to be completed until the first half of 2014.

Independent Foreclosure Review Settlement
As of December 31, 2013, Citi continues to fulfill its mortgage assistance obligations under the independent foreclosure review settlement, entered into by Citi and other major mortgage servicers in January 2013, and estimates it will incur additional net credit losses of approximately $25 million per quarter through the first half of 2014. Citi continues to believe its loan loss reserve as of December 31, 2013 will be sufficient to cover any mortgage assistance under the settlement.

Citi Holdings Consumer Mortgage FICO and LTV
The following charts detail the quarterly trends for the residential first mortgage and home equity loan portfolios within Citi Holdings by risk segment (FICO and LTV/CLTV).

Residential First Mortgages - Citi Holdings (EOP Loans) In billions of dollars

Home Equity Loans - Citi Holdings (EOP Loans) In billions of dollars
Notes: Tables may not sum due to rounding. Data appearing in the tables above have been sourced from Citi’s risk systems and, as such, may not reconcile with disclosures elsewhere generally due to differences in methodology or variations in the manner in which information is captured. Citi has noted such variations in instances where it believes they could be material to reconcile to the information presented elsewhere.

(1)
Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies (residential first mortgages table only), loans recorded at fair value (residential first mortgages table only) and loans subject to LTSCs.

During 2013, Citi Holdings residential first mortgages with an LTV above 100% declined by 65%, and with an LTV above 100% with FICO scores of less than 620 by 56%. The residential first mortgage portfolio has migrated to a higher FICO and lower LTV distribution primarily due to home price appreciation, asset sales of delinquent first mortgages and principal forgiveness. Loans 90+ days past due in the residential first mortgage portfolio with refreshed FICO scores of less than 620 as well as LTVs above 100% declined 64% year-over-year to $0.4 billion primarily due to home price appreciation, liquidations and asset sales of delinquent first mortgages.
In addition, during 2013, Citi Holdings home equity loans with a CLTV above 100% declined by 47%, and with a CLTV above 100% and FICO scores of less than 620 by 50%, primarily due to home price appreciation, repayments and charge-offs. Loans 90+ days past due in the home equity portfolio with refreshed FICO scores of less than 620 as well as CLTVs above 100% declined 60% year-over-year to $130 million primarily due to charge-offs, home price appreciation and modifications.

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
Citi’s MSRs totaled $2.7 billion as of December 31, 2013, compared to $2.6 billion and $1.9 billion at September 30, 2013 and December 31, 2012, respectively. The increase year-over-year primarily reflected the impact of higher interest rates and newly capitalized MSRs, partially offset by amortization. At December 31, 2013, approximately $2.1 billion of MSRs were specific to Citicorp, with the remainder to Citi Holdings. For additional information on Citi’s MSRs, see Note 22 to the Consolidated Financial Statements.
As announced in January 2014, Citi signed an agreement for the sale of Citi’s MSRs portfolio representing approximately 64,000 loans with outstanding unpaid principal balances of $10.3 billion (approximately 10% of Citi Holdings third-party servicing portfolio). The sale resulted in no adjustment to the value of Citi’s MSRs. The MSRs portfolio being sold includes the majority of delinquent loans serviced by CitiMortgage for Fannie Mae and represents almost 20% of the total loans serviced by CitiMortgage that are 60 days or more past due. Citi and Fannie Mae have substantially resolved pending and future compensatory fee claims related to Citi’s servicing on those loans. Transfer of the MSRs portfolio is expected to occur in tranches during 2014.

Citigroup Residential Mortgages—Representations and Warranties Repurchase Reserve

Overview
In connection with Citi’s sales of residential mortgage loans to the U.S. government-sponsored entities (GSEs) and private investors, as well as through private-label residential mortgage securitizations, Citi typically makes representations and warranties that the loans sold meet certain requirements, such as the loan’s compliance with any applicable loan criteria established by the buyer and the validity of the lien securing the loan. The specific representations and warranties made by Citi in any particular transaction depend on, among other things, the nature of the transaction and the requirements of the investor (e.g., whole loan sale to the GSEs versus loans sold through securitization transactions), as well as the credit quality of the loan (e.g., prime, Alt-A or subprime).
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
Citi has recorded a repurchase reserve for its potential repurchase or make-whole liability regarding residential mortgage representation and warranty claims. During the period 2005-2008, Citi sold approximately $91 billion of mortgage loans through private-label securitizations, $66.4 billion of which was sold through its legacy Securities and Banking business and $24.6 billion of which was sold through CitiMortgage. Beginning in the first quarter of 2013, Citi considers private-label residential mortgage securitization representation and warranty claims as part of its litigation accrual analysis and not as part of its repurchase reserve. See Note 28 to the Consolidated Financial Statements for additional information Citi’s potential private-label residential mortgage securitization exposure.
Accordingly, Citi’s repurchase reserve has been recorded for purposes of its potential representation and warranty repurchase liability resulting from its whole loan sales to the GSEs and, to a lesser extent private investors, which are made through Citi’s Consumer business in CitiMortgage.

Representation and Warranty Claims by Claimant
The following table sets forth the original principal balance of representation and warranty claims received, as well as the original principal balance of unresolved claims by claimant, for each of the periods presented

	GSEs and others(1)
In millions of dollars	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Claims during the three months ended	$80	$152	$647	$1,126	$787
Unresolved claims at	169	153	264	1,252	1,229

(1)
The decreases in claims during the three months ended and unresolved claims at September 30, 2013 and June 30, 2013 primarily reflect the agreements with Fannie Mae and Freddie Mac during the second quarter of 2013 and the third quarter of 2013, respectively. See “Repurchase Reserve” below.

Repurchase Reserve
The repurchase reserve is based on various assumptions which are primarily based on Citi’s historical repurchase activity with the GSEs. As of December 31, 2013, the most significant assumptions used to calculate the reserve levels are the: (i) probability of a claim based on correlation between loan characteristics and repurchase claims; (ii) claims appeal success rates; and (iii) estimated loss per repurchase or make-whole payment. In addition, as part of its repurchase reserve analysis, Citi considers reimbursements estimated to be received from third-party sellers, which are generally based on Citi’s analysis of its most recent collection trends and the financial viability of the third-party sellers (i.e., to the extent Citi made representation and warranties on loans it purchased from third-party sellers that remain financially viable, Citi may have the right to seek recovery from the third party based on representations and warranties made by the third party to
Citi (a “back-to-back” claim)).

During 2013, Citi recorded an additional reserve of $470 million relating to its loan sale repurchase exposure, all of which was recorded in the first half of 2013. During the second and third quarters of 2013, Citi entered into previously-disclosed agreements with Fannie Mae and Freddie Mac, respectively, to resolve potential future origination-related representation and warranty repurchase claims on a pool of residential first mortgage loans that were, in each case, originated between 2000 and 2012. The change in estimate in the repurchase reserve during 2013 primarily resulted from GSE loan documentation requests received prior to the respective agreements referred to above. As a result of these agreements, and based on currently available information, Citi believes that changes in estimates in the repurchase reserve should generally be consistent with its levels of loan sales going forward.

The table below sets forth the activity in the repurchase reserve for each of the quarterly periods presented:

	Three Months Ended
In millions of dollars	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Balance, beginning of period	$345	$719	$1,415	$1,565	$1,516
Reclassification (1)	—	—	—	(244)	—
Additions for new sales (2)	4	7	9	7	6
Change in estimate	—	—	245	225	173
Utilizations	(8)	(10)	(37)	(138)	(130)
Fannie Mae Agreement (3)	—	—	(913)	—	—
Freddie Mac Agreement (4)	—	(371)	—	—	—
Balance, end of period	$341	$345	$719	$1,415	$1,565

(1)	First quarter of 2013 reflects reclassification of $244 million of the repurchase reserve relating to private-label securitizations to Citi’s litigation accruals.

(2)	Reflects new whole loan sales, primarily to the GSEs.
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

The following table sets forth the unpaid principal balance of loans repurchased due to representation and warranty claims during each of the quarterly periods presented:

	Three Months Ended
In millions of dollars	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
GSEs and others	$22	$46	$220	$190	$157
In addition to the amounts set forth in the table above, Citi recorded make-whole payments of $1 million, $17 million, $59 million, $93 million and $92 million for the quarterly periods ended December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012, respectively.

Consumer Loan Details

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
	December 31,	December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2013	2013	2012	2011	2013	2012	2011
Citicorp(3)(4)
Total	$302.3	$2,973	$3,081	$3,406	$3,220	$3,509	$4,075
Ratio		0.99%	1.05%	1.19%	1.07%	1.19%	1.42%
Retail banking
Total	$151.9	$952	$879	$769	$1,049	$1,112	$1,040
Ratio		0.63%	0.61%	0.58%	0.70%	0.77%	0.78%
North America	44.1	257	280	235	205	223	213
Ratio		0.60%	0.68%	0.63%	0.48%	0.54%	0.57%
EMEA	5.6	34	48	59	51	77	94
Ratio		0.61%	0.94%	1.40%	0.91%	1.51%	2.24%
Latin America	30.6	470	323	253	395	353	289
Ratio		1.54%	1.14%	1.07%	1.29%	1.25%	1.22%
Asia	71.6	191	228	222	398	459	444
Ratio		0.27%	0.33%	0.33%	0.56%	0.66%	0.66%
Cards
Total	$150.4	$2,021	$2,202	$2,637	$2,171	$2,397	$3,035
Ratio		1.34%	1.47%	1.72%	1.44%	1.60%	1.98%
North America—Citi-branded	70.5	681	786	1,016	661	771	1,078
Ratio		0.97%	1.08%	1.32%	0.94%	1.06%	1.40%
North America—Citi retail services	46.3	771	721	951	830	789	1,178
Ratio		1.67%	1.87%	2.38%	1.79%	2.04%	2.95%
EMEA	2.4	32	48	44	42	63	59
Ratio		1.33%	1.66%	1.63%	1.75%	2.17%	2.19%
Latin America	12.1	349	413	412	364	432	399
Ratio		2.88%	2.79%	3.01%	3.01%	2.92%	2.91%
Asia	19.1	188	234	214	274	342	321
Ratio		0.98%	1.15%	1.08%	1.43%	1.68%	1.61%
Citi Holdings(5)(6)
Total	$91.2	$2,710	$4,611	$5,849	$2,724	$4,228	$5,148
Ratio		3.23%	4.42%	4.66%	3.25%	4.05%	4.10%
International	5.9	162	345	422	200	393	499
Ratio		2.75%	4.54%	3.91%	3.39%	5.17%	4.62%
North America	85.3	2,548	4,266	5,427	2,524	3,835	4,649
Ratio		3.27%	4.41%	4.73%	3.24%	3.96%	4.05%
Other (7)	0.3
Total Citigroup	$393.8	$5,683	$7,692	$9,255	$5,944	$7,737	$9,223
Ratio		1.48%	1.93%	2.25%	1.54%	1.94%	2.24%

(1)	Total loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30-89 days past due are calculated based on end-of-period (EOP) loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded cards and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30-89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $690 million ($1.2 billion), $742 million ($1.4 billion), and $611 million ($1.3 billion) at December 31, 2013, 2012 and 2011, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) were $141 million, $122 million, and $121 million, at December 31, 2013, 2012 and 2011, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for North America Citi Holdings exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due (and EOP loans) for each period were $3.3 billion ($6.4 billion), $4.0 billion ($7.1 billion), and $4.4 billion ($7.9 billion) at December 31, 2013, 2012 and 2011, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) for each period were $1.1 billion, $1.2 billion, and $1.5 billion, at December 31, 2013, 2012 and 2011, respectively.

(6)
The December 31, 2013, 2012 and 2011 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $0.9 billion, $1.2 billion and $1.3 billion, respectively, of loans that are carried at fair value.

(7)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings Consumer credit metrics.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2013	2013	2012	2011
Citicorp
Total	$288.0	$7,211	$8,107	$10,489
Ratio		2.50%	2.87%	3.85%
Retail banking
Total	$147.6	$1,343	$1,258	$1,190
Ratio		0.91%	0.89%	0.94%
North America	42.7	184	247	302
Ratio		0.43%	0.60%	0.88%
EMEA	5.4	26	46	87
Ratio		0.48%	0.98%	1.98%
Latin America	29.8	844	648	475
Ratio		2.83%	2.46%	2.14%
Asia	69.7	289	317	326
Ratio		0.41%	0.46%	0.50%
Cards
Total	$140.4	$5,868	$6,849	$9,299
Ratio		4.18%	4.82%	6.39%
North America—Citi-branded	68.6	2,555	3,187	4,668
Ratio		3.72%	4.43%	6.28%
North America—Retail services	38.5	1,895	2,322	3,131
Ratio		4.93%	6.29%	8.13%
EMEA	2.6	42	59	85
Ratio		1.65%	2.09%	2.98%
Latin America	11.7	883	757	858
Ratio		7.56%	7.07%	8.35%
Asia	19.0	493	524	557
Ratio		2.59%	2.65%	2.85%
Citi Holdings
Total	$100.9	$3,051	$5,901	$7,584
Ratio		3.02%	4.72%	4.69%
International	6.4	217	536	1,057
Ratio		3.38%	5.72%	6.30%
North America(3)(4)	94.5	2,828	5,334	6,447
Ratio		2.99%	4.64%	4.50%
Other (5)		6	31	80
Total Citigroup	$388.9	$10,262	$14,008	$18,073
Ratio		2.64%	3.43%	4.16%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

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

(5)	Represents NCLs on loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings Consumer credit metrics.

Loan Maturities and Fixed/Variable Pricing
U.S. Consumer Mortgages

In millions of dollars at year end 2013	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total
U.S. Consumer mortgage loan portfolio
Residential first mortgages	$258	$1,402	$76,411	$78,071
Home equity loans	2,118	17,006	11,258	30,382
Total	$2,376	$18,408	$87,669	$108,453
Fixed/variable pricing of U.S. Consumer mortgage loans with maturities due after one year
Loans at fixed interest rates		$1,147	$65,125
Loans at floating or adjustable interest rates		17,261	22,544
Total		$18,408	$87,669

Corporate Credit Details
Consistent with its overall strategy, Citi’s Corporate clients are typically large, multi-national corporations who value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory.
For corporate clients and investment banking activities across Citi, the credit process is grounded in a series of fundamental policies, in addition to those described under “Managing Global Risk—Risk Management—Overview” above. These include:

•	joint business and independent risk management responsibility for managing credit risks;

•	a single center of control for each credit relationship, which coordinates credit activities with each client;

•	portfolio limits to ensure diversification and maintain risk/capital alignment;

•	a minimum of two authorized credit officer signatures required on most extensions of credit, one of which must be from a credit officer in credit risk management;

•	risk rating standards, applicable to every obligor and facility; and

•	consistent standards for credit origination documentation and remedial management.

Corporate Credit Portfolio
The following table represents the Corporate credit portfolio (excluding Private Bank in Securities and Banking), before consideration of collateral or hedges, by remaining tenor at December 31, 2013 and 2012. The Corporate credit portfolio includes loans and unfunded lending commitments in Citi’s institutional client exposure in Institutional Client Group and, to a much lesser extent, Citi Holdings, by Citi’s internal management hierarchy and is broken out by (i) direct outstandings, which include drawn loans, overdrafts, bankers’ acceptances and leases, and (ii) unfunded lending commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At December 31, 2013				At December 31, 2012
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$108	$80	$29	$217	$93	$76	$28	$196
Unfunded lending commitments	87	204	21	312	88	199	28	315
Total	$195	$284	$50	$529	$181	$275	$56	$511

Portfolio Mix—Geography, Counterparty and Industry
Citi’s Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded lending commitments by region based on Citi’s internal management geography:

	December 31, 2013	December 31, 2012
North America	51%	52%
EMEA	27	27
Asia	14	14
Latin America	8	7
Total	100%	100%

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
Citigroup also has incorporated climate risk assessment and reporting criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas emissions.

The following table presents the Corporate credit portfolio by facility risk rating at December 31, 2013 and December 31, 2012, as a percentage of the total Corporate credit portfolio:

	Direct outstandings and unfunded lending commitments
	December 31, 2013	December 31, 2012
AAA/AA/A	52%	52%
BBB	16	14
BB/B	30	32
CCC or below	2	2
Unrated	—	—
Total	100%	100%

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

	Direct outstandings and unfunded lending commitments
	December 31, 2013	December 31, 2012
Transportation and industrial	22%	21%
Petroleum, energy, chemical and metal	20	20
Consumer retail and health	15	15
Banks/broker-dealers	10	10
Technology, media and telecom	10	9
Public sector	6	8
Insurance and special purpose entities	5	6
Real estate	5	4
Hedge funds	4	4
Other industries	3	3
Total	100%	100%

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
At December 31, 2013 and December 31, 2012, $27.2 billion and $33.0 billion, respectively, of the Corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At December 31, 2013 and December 31, 2012, the credit protection was economically hedging underlying Corporate credit portfolio with the following risk rating distribution:

Rating of Hedged Exposure

	December 31, 2013	December 31, 2012
AAA/AA/A	26%	34%
BBB	36	39
BB/B	29	23
CCC or below	9	4
Total	100%	100%

At December 31, 2013 and December 31, 2012, the credit protection was economically hedging underlying Corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	December 31, 2013	December 31, 2012
Transportation and industrial	31%	27%
Petroleum, energy, chemical and metal	23	25
Technology, media and telecom	14	11
Consumer retail and health	9	13
Banks/broker-dealers	8	10
Insurance and special purpose entities	7	5
Public Sector	6	5
Other industries	2	4
Total	100%	100%

For additional information on Citi’s Corporate credit portfolio, including allowance for loan losses, coverage ratios and Corporate non-accrual loans, see “Credit Risk—Loans Outstanding, Details of Credit Loss Experience, Allowance for Loan Losses and Non-Accrual Loans and Assets” above.

Loan Maturities and Fixed/Variable Pricing Corporate Loans

In millions of dollars at December 31, 2013	Due within 1 year	Over 1 year but within 5 years	Over 5 years	Total
Corporate loan portfolio maturities
In U.S. offices
Commercial and industrial loans	$16,186	$10,614	$5,904	$32,704
Financial institutions	12,424	8,146	4,532	25,102
Mortgage and real estate	14,563	9,550	5,312	29,425
Lease financing	816	534	297	1,647
Installment, revolving credit, other	17,042	11,175	6,217	34,434
In offices outside the U.S.	101,331	35,083	12,477	148,891
Total corporate loans	$162,362	$75,102	$34,739	$272,203
Fixed/variable pricing of Corporate loans with maturities due after one year (1)
Loans at fixed interest rates		$8,701	$9,712
Loans at floating or adjustable interest rates		66,401	25,027
Total		$75,102	$34,739

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 23 to the Consolidated Financial Statements.

MARKET RISK
Market risk encompasses funding and liquidity risk and price risk, each of which arise in the normal course of business of a global financial intermediary such as Citi.

Market Risk Management
Each business is required to establish, with approval from Citi’s market risk management, a market risk limit framework for identified risk factors that clearly defines approved risk profiles and is within the parameters of Citi’s overall risk tolerance. These limits are monitored by independent market risk, Citi’s country and business Asset and Liability Committees and the Citigroup Asset and Liability Committee. In all cases, the businesses are ultimately responsible for the market risks taken and for remaining within their defined limits.

Funding and Liquidity Risk
Adequate liquidity and sources of funding are essential to Citi’s businesses.  Funding and liquidity risks arise from several factors, many of which Citi cannot control, such as disruptions in the financial markets, changes in key funding sources, credit spreads, changes in Citi’s credit ratings and political and economic conditions in certain countries.

Overview
Citi’s funding and liquidity objectives are to maintain adequate liquidity to (i) fund its existing asset base; (ii) grow its core businesses in Citicorp; (iii) maintain sufficient excess liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods; and (iv) satisfy regulatory requirements. Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across three major categories:

•
the parent entity, which includes the parent holding company (Citigroup) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup (collectively referred to in this section as “parent”);

•
Citi’s significant Citibank entities, which consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore (collectively referred to in this section as “significant Citibank entities”); and

•	other Citibank and Banamex entities.

At an aggregate level, Citigroup’s goal is to maintain sufficient funding in amount and tenor to fully fund customer assets and to provide an appropriate amount of cash and high-quality liquid assets (as discussed further below), even in times of stress. The liquidity framework provides that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.
Citi’s primary sources of funding include (i) deposits via Citi’s bank subsidiaries, which are Citi’s most stable and lowest cost source of long-term funding, (ii) long-term debt (primarily senior and subordinated debt) primarily issued at the parent and certain bank subsidiaries, and (iii) stockholders’ equity. These sources may be supplemented by short-term borrowings, primarily in the form of secured financing transactions.
As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The goal of Citi’s asset/liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity after funding the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of high-quality liquid assets, which Citi generally refers to as its “liquidity resources,” and is described further below.

High-Quality Liquid Assets

	Parent			Significant Citibank Entities			Other Citibank and Banamex Entities			Total
In billions of dollars	Dec. 31, 2013	Sept. 30, 2013	Dec. 31, 2012	Dec. 31, 2013	Sept. 30, 2013	Dec. 31, 2012	Dec. 31, 2013	Sept. 30, 2013	Dec. 31, 2012	Dec. 31, 2013	Sept. 30, 2013	Dec. 31, 2012
Available cash	$38.4	$40.7	$33.2	$82.6	$84.1	$25.1	$15.6	$11.5	$11.2	$136.6	$136.3	$69.5
Unencumbered liquid securities	28.1	24.2	33.7	181.2	172.9	173.0	77.8	76.2	83.5	287.1	273.3	290.2
Total	$66.5	$64.9	$66.9	$263.8	$257.0	$198.1	$93.4	$87.7	$94.7	$423.7	$409.6	$359.7
Note: Amounts above are estimated based on Citi’s current interpretation of the definition of “high-quality liquid assets” under the Basel Committee on Banking Supervision’s final Basel III Liquidity Coverage Ratio rules (see “Risk Factors—Liquidity Risks” above and “Liquidity Management, Measurement and Stress Testing” below). All amounts in the table above are as of period-end and may increase or decrease intra-period in the ordinary course of business.
As set forth in the table above, Citigroup’s liquidity resources at December 31, 2013 increased from both September 30, 2013 and December 31, 2012. At the end of 2012, Citi had purposefully decreased its liquidity resources, primarily through long-term debt reductions and a one-time cash outflow on deposits related to the expiration of the FDIC’s Transaction Account Guarantee program. The growth in Citi’s liquidity resources during 2013 was primarily driven by increased deposits (see “Deposits” below), credit card securitization issuances through Citibank, N.A. and a continued reduction of Citi Holdings assets, partially offset by Global Consumer Banking and Securities and Banking lending growth.
The following table shows further detail of the composition of Citi’s liquidity resources by type of asset for each of the periods indicated. For securities, the amounts represent the liquidity value that potentially could be realized and thus excludes any securities that are encumbered, as well as the haircuts that would be required for securities sales or financing transactions.

In billions of dollars	Dec. 31, 2013	Sept 30, 2013	Dec. 31, 2012
Available cash	$136.6	$136.3	$69.5
U.S. Treasuries	89.4	77.8	93.2
U.S. Agencies/Agency MBS	59.2	58.3	62.8
Foreign Government(1)	123.0	121.2	120.8
Other Investment Grade(2)	15.5	16.0	13.4
Total	$423.7	$409.6	$359.7

(1)
Foreign government also includes foreign government agencies, multinationals and foreign government guaranteed securities. Foreign government securities are held largely to support local liquidity requirements and Citi’s local franchises and, as of December 31, 2013, principally included government bonds from Brazil, Hong Kong, India, Japan, Korea, Poland, Mexico, Singapore, Taiwan and the United Kingdom.

(2)	Includes contractual committed facilities from central banks in the amount of $1 billion and $0.9 billion at the end of the fourth and third quarters of 2013, respectively.

As evident from the table above, as of December 31, 2013, more than 80% of Citi’s liquidity resources consisted of available cash, U.S. government securities and high-quality foreign sovereign debt securities, with the remaining amounts consisting of U.S. agency securities, agency MBS and investment grade debt.
Citi’s liquidity resources as set forth above do not include additional potential liquidity in the form of Citigroup’s borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $30 billion as of December 31, 2013 and is maintained by pledged collateral to all such banks. The liquidity resources shown above also do not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would be in addition to the resources noted above.
In general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of December 31, 2013, the amount available for lending to these entities under Section 23A was approximately $17 billion (unchanged from September 30, 2013), provided the funds are collateralized appropriately.

Deposits
Deposits are the primary and lowest cost funding source for Citi’s bank subsidiaries. The table below sets forth the end of period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Dec. 31, 2013	Sept 30, 2013	Dec. 31, 2012
Global Consumer Banking
North America	$170.2	$168.6	$165.2
EMEA	13.1	12.5	13.2
Latin America	47.7	47.5	48.6
Asia	101.4	101.6	110.0
Total	$332.4	$330.2	$337.0
ICG
Securities and Banking	$110.1	$112.6	$114.4
Transaction Services	463.7	452.8	408.7
Total	$573.8	$565.4	$523.1
Corporate/Other	26.1	18.0	2.5
Total Citicorp	$932.3	$913.6	$862.6
Total Citi Holdings(1)	36.0	41.8	68.0
Total Citigroup Deposits (EOP)	$968.3	$955.4	$930.6
Total Citigroup Deposits (AVG)	$956.4	$922.1	$928.9

(1)
Included within Citi’s end-of-period deposit balance as of December 31, 2013 were approximately $30 billion of deposits related to Morgan Stanley Smith Barney (MSSB) customers that, as previously disclosed, will be transferred to Morgan Stanley, with remaining balances transferred in the amount of approximately $5 billion per quarter through the end of the second quarter of 2015.

End-of-period deposits increased 4% year-over-year and 1% quarter-over-quarter. The increase during 2013 reflected, in part, elevated levels of market liquidity and strong corporate balance sheets, but also was driven by underlying business growth.
Global Consumer Banking deposits decreased 1% year-over-year, as growth in consumer checking and savings balances was offset by reductions in Citi’s higher cost time deposits. Corporate deposits increased 10% year-over-year, as continued strong deposit flows led to 13% growth in Transaction Services. This deposit growth in Transaction Services was offset by a 4% decline in Securities and Banking deposits driven by reduced deposit balances with counterparties in Citi’s Markets businesses, while deposits increased in the Private Bank. Corporate/Other deposits also increased year-over-year as Citi issued tenored time deposits to further diversify its funding sources.
Average deposits increased 3% year-over-year and 4% quarter-over-quarter, despite the transfer of approximately $26 billion of deposits relating to MSSB to Morgan Stanley during the second half of 2013.
Operating balances represented 80% of Citicorp’s total deposit base as of December 31, 2013, compared to 79% at September 30, 2013 and 78% at December 31, 2012. Citi defines operating balances as checking and savings accounts for individuals, as well as cash management accounts for corporations; by comparison, time deposits have fixed rates for the term of the deposit and generally lower margins. This shift to operating balances, combined with overall market conditions and prevailing interest rates, continued to reduce Citi’s cost of deposits during 2013. Excluding the impact of FDIC assessments and deposit insurance, the average rate on Citi’s total deposits was 0.50% at December 31, 2013, compared with 0.53% at September 30, 2013, and 0.65% at December 31, 2012.

Long-Term Debt
Long-term debt (generally defined as original maturities of one year or more) continued to represent the most significant component of Citi’s funding for the parent entities and was a supplementary source of funding for the bank.
Long-term debt is an important funding source for Citi’s parent entities due in part to its multi-year maturity structure. The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 7.0 years as of December 31, 2013, roughly unchanged from the prior quarter and prior-year periods.
Citi’s long-term debt outstanding includes benchmark debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and supplements benchmark debt issuance as a source of funding for Citi’s parent entities.

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Dec. 31, 2013	Sept 30, 2013	Dec. 31, 2012
Parent	$164.7	$168.6	$188.2
Benchmark Debt:
Senior debt	98.5	100.4	109.5
Subordinated debt	28.1	28.0	27.6
Trust preferred	3.9	4.3	10.1
Customer-Related Debt:
Structured debt	22.2	22.0	23.0
Non-Structured debt	7.8	9.2	10.8
Local Country and Other(1)(2)	4.2	4.7	7.2
Bank	$56.4	$53.0	$51.3
FHLB Borrowings	14.0	14.3	16.3
Securitizations(3)	33.6	30.3	24.8
Local Country and Other(2)	8.8	8.4	10.2
Total long-term debt	$221.1	$221.6	$239.5
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)	Includes securitizations of $0.2 billion in each period presented.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Of the approximately $33.6 billion of total bank securitizations at December 31, 2013, approximately $32.4 billion related to credit card securitizations.

As set forth in the table above, Citi’s overall long-term debt decreased $18 billion year-over-year, although the pace of reductions slowed during the second half of 2013. At year-

end 2013, long-term debt outstanding had generally stabilized at $221 billion, as continued reductions in parent debt were offset by increases at the bank. In the bank, the increase in long-term debt during the year was driven by increased securitizations, specifically $11.5 billion of credit card securitizations by the Citibank Credit Card Issuance Trust (CCCIT), given the lower cost of this funding. Going into 2014, Citi expects to maintain its total long-term debt outstanding at approximately these levels, with a modest further reduction in parent debt partially offset by continued increased securitization activities at the bank. Overall, changes in Citi’s long-term debt outstanding will continue to reflect the funding needs of its businesses. It also will depend on the market and economic environment and any regulatory changes, such as prescribed levels of debt required to be maintained by Citi pursuant to the U.S. banking regulators orderly liquidation authority (for additional information, see “Risk Factors-Regulatory Risks” above).
As part of its liquidity and funding strategy, Citi has considered, and may continue to consider, opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases decrease Citi’s overall funding costs. During 2013, Citi repurchased an aggregate of approximately $8.0 billion of its outstanding long-term and short-term debt primarily pursuant to selective public tender offers and open market purchases. Citi also redeemed $7.3 billion of trust preferred securities during the year, including $3.0 billion related to the exchange of trust preferred securities previously held by the U.S. Treasury and FDIC (for details on Citi’s remaining outstanding trust preferred securities, see Note 18 to the Consolidated Financial Statements).

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2013		2012		2011
In billions of dollars	Maturities(1)	Issuances(1)	Maturities	Issuances	Maturities	Issuances
Parent	$46.0	$30.7	$75.3	$17.3	$43.3	$20.4
Benchmark Debt:
Senior debt	25.6	17.8	34.9	9.1	21.9	8.0
Subordinated debt	1.0	4.6	1.8	—	—	—
Trust preferred	6.4	—	5.9	—	1.9	—
Customer-Related Debt:
Structured debt	8.5	7.3	8.2	8.0	5.5	8.8
Non-Structured debt	3.7	1.0	22.1	—	11.4	2.0
Local Country and Other	0.8	—	2.4	0.2	2.6	1.6
Bank	$17.8	$23.7	$42.3	$10.4	$45.7	$10.6
TLGP	—	—	10.5	—	9.8	—
FHLB borrowings	11.8	9.5	2.7	8.0	13.0	6.0
Securitizations	2.4	11.5	25.2	0.5	16.1	0.7
Local Country and Other	3.6	2.7	3.9	1.9	6.8	3.9
Total	$63.8	$54.4	$117.6	$27.7	$89.0	$31.0

(1)
2013 maturities include buybacks and the redemption via exchange of approximately $3.0 billion of trust preferred securities previously held by the U.S. Treasury and FDIC. Issuance includes the exchange of these trust preferred securities for approximately $3.3 billion of subordinated debt.

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during 2013, as well as its aggregate expected annual long-term debt maturities, as of December 31, 2013:

	Maturities 2013	Expected Long-Term Debt Maturities as of December 31, 2013
In billions of dollars		2014	2015	2016	2017	2018	Thereafter	Total
Parent	$46.0	$24.6	$20.4	$21.5	$21.2	$14.3	$62.7	$164.7
Benchmark Debt:
Senior debt	25.6	13.7	12.6	16.1	14.5	10.1	31.5	98.5
Subordinated debt	1.0	4.0	0.7	1.5	3.8	1.3	16.8	28.1
Trust preferred	6.4	—	—	—	—	—	3.9	3.9
Customer-Related Debt:
Structured debt	8.5	3.6	4.1	3.1	2.2	1.7	7.5	22.2
Non-Structured debt	3.7	1.4	2.2	0.6	0.7	0.4	2.5	7.8
Local Country and Other	0.8	1.9	0.8	0.2	—	0.8	0.5	4.2
Bank	$17.8	$18.8	$11.3	$13.1	$3.1	$6.6	$3.5	$56.4
FHLB borrowings	11.8	8.0	2.0	4.0	—	—	—	14.0
Securitizations	2.4	8.0	7.6	7.5	2.3	6.3	1.9	33.6
Local Country and Other	3.6	2.8	1.7	1.6	0.8	0.3	1.6	8.8
Total long-term debt	$63.8	$43.4	$31.7	$34.6	$24.3	$20.9	$66.2	$221.1

Secured Financing Transactions and Short-Term Borrowings
As referenced above, Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured financing transactions (securities loaned or sold under agreements to repurchase, or repos) and (ii) to a lesser extent, short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants (see Note 18 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Secured Financing
Secured financing primarily is conducted through Citi’s broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the trading inventory. Generally, changes in the level of secured financing are primarily due to fluctuations in trading inventory (on an end-of-quarter or an average basis).
Secured financing was $204 billion as of December 31, 2013, compared to $217 billion as of September 30, 2013 and $211 billion as of December 31, 2012. The decrease in secured financing quarter-over-quarter was primarily driven by a reduction in trading positions in Securities and Banking businesses (see “Balance Sheet Review” above). Average balances for secured financing were approximately $216 billion for the quarter ended December 31, 2013, compared to $225 billion for the quarter ended September 30, 2013 and $230 billion for the quarter ended December 31, 2012.

Commercial Paper
The following table sets forth Citi’s commercial paper outstanding for each of its parent and significant Citibank entities, respectively, for each of the periods indicated.

In billions of dollars	Dec. 31, 2013	Sept 30, 2013	Dec. 31, 2012
Commercial paper
Parent	$0.2	$0.3	$0.4
Significant Citibank entities(1)	17.7	17.6	11.1
Total	$17.9	$17.9	$11.5

(1)	The increase in the significant Citibank entities’ outstanding commercial paper during 2013 was due to the consolidation of $7 billion of trade loans in the second quarter of 2013.

Other Short-Term Borrowings
At December 31, 2013, Citi’s other short-term borrowings, which included borrowings from the FHLB and other market participants, were approximately $41 billion, unchanged from both the prior quarter and year-end 2012.

Short-Term Borrowings Table
The following table contains the year-end, average and maximum month-end amounts for the following respective short-term borrowings categories at the end of each of the three prior fiscal years.

	Federal funds purchased and securities sold under agreements to repurchase			Short-term borrowings (1)
				Commercial paper			Other short-term borrowings (2)
In billions of dollars	2013	2012	2011	2013	2012	2011	2013	2012	2011
Amounts outstanding at year end	$203.5	$211.2	$198.4	$17.9	$11.5	$21.3	$41.0	$40.5	$33.1
Average outstanding during the year (3)(4)	229.4	223.8	219.9	16.3	17.9	25.3	39.6	36.3	45.5
Maximum month-end outstanding	239.9	237.1	226.1	18.8	21.9	25.3	44.7	40.6	58.2
Weighted-average interest rate
During the year (3)(4)(5)	1.02%	1.26%	1.45%	0.28%	0.47%	0.28%	1.39%	1.77%	1.28%
At year end (6)	0.59	0.81	1.10	0.26	0.38	0.35	0.87	1.06	1.09

(1)	Original maturities of less than one year.

(2)	Other short-term borrowings include borrowings from the FHLB and other market participants.

(3)	Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.

(4)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 (ASC 210-20-45); average rates exclude the impact of FIN 41 (ASC 210-20-45).

(5)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

(6)	Based on contractual rates at respective year ends; non-interest-bearing accounts are excluded from the weighted average interest rate calculated at year end.

Liquidity Management, Measurement and Stress Testing
Citi’s aggregate liquidity resources are managed by the Citi Treasurer. Liquidity is managed via a centralized treasury model by Corporate Treasury and by in-country treasurers. Pursuant to this structure, Citi’s liquidity resources are managed with a goal of ensuring the asset/liability match and that liquidity positions are appropriate in every entity and throughout Citi.
Citi’s Chief Risk Officer is responsible for the overall risk profile of Citi’s aggregate liquidity resources. The Chief Risk Officer and Citi’s Chief Financial Officer co-chair Citi’s Asset Liability Management Committee (ALCO), which includes Citi’s Treasurer and senior executives. ALCO sets the strategy of the liquidity portfolio and monitors its performance. Significant changes to portfolio asset allocations need to be approved by ALCO.
Citi’s liquidity resources are held in cash or high-quality securities that could readily be converted to cash in a stress situation. At December 31, 2013, Citi’s liquidity pool primarily was invested in cash; government securities, including U.S. agency debt, U.S. agency mortgage-backed securities and foreign sovereign debt; and a certain amount of highly rated investment-grade credits. While the vast majority of Citi’s liquidity pool at December 31, 2013 consisted of long positions, Citi utilizes derivatives to manage its interest rate and currency risks; credit derivatives are not used.

Liquidity Measurement and Stress Testing
Citi uses multiple measures in monitoring its liquidity, including those described below. In addition, there continue to be numerous regulatory developments relating to the future liquidity standards and requirements applicable to financial institutions such as Citi, including relating to certain of the measures discussed below. For additional information, see “Risk Factors—Liquidity Risks” above.
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
A wide range of liquidity stress tests is important for monitoring purposes. Some span liquidity events over a full year, some may cover an intense stress period of one month, and still other time frames may be appropriate. These potential liquidity events are useful to ascertain potential mismatches between liquidity sources and uses over a variety of horizons
(overnight, one week, two weeks, one month, three months, one year, two years). Liquidity limits are set accordingly. To monitor the liquidity of a unit, those stress tests and potential mismatches may be calculated with varying frequencies, with several important tests performed daily.
Liquidity Coverage Ratio. As indicated above, Citi measures liquidity stress periods of various lengths, with emphasis on the 30-day, as well as the 12-month periods. In addition to measures Citi has developed for the 30-day stress scenario, Citi also monitors its liquidity by reference to the Liquidity Coverage Ratio (LCR), as calculated pursuant to the final Basel III LCR rules issued by the Basel Committee on Banking Supervision in January 2013. Generally, the LCR is designed to ensure banks maintain an adequate level of unencumbered high-quality liquid assets to meet liquidity needs under an acute 30-day stress scenario. Under the Basel Committee’s final Basel III LCR rules, the LCR is to be calculated by dividing the amount of unencumbered cash and highly liquid, unencumbered government, government-backed and corporate securities by estimated net outflows over a stressed 30-day period. The net outflows are calculated by applying assumed outflow factors, prescribed in the rules, to various categories of liabilities, such as deposits, unsecured and secured wholesale borrowings, unused commitments and derivatives-related exposures, partially offset by inflows from assets maturing within 30 days.
Based on Citi’s current interpretation of the Basel Committee’s final Basel III LCR rules, Citi’s estimated LCR was approximately 117% as of December 31, 2013, compared with approximately 113% at September 30, 2013 and 116% at December 31, 2012. The increase in the LCR during the fourth quarter primarily was due to the increase in Citi’s high-quality liquid assets, as discussed under “High Quality Liquid Assets” above, and continued improvement in the mix of deposits. Citi’s estimated LCR under the final Basel III rules as of December 31, 2013 represents additional liquidity of approximately $62 billion above the minimum 100% LCR threshold.
As discussed in more detail under “Risk Factors— Liquidity Risks” above, in October 2013, the U.S. banking agencies proposed rules with respect to the U.S. Basel III LCR. Along with others in the industry, Citi continues to review the U.S. proposal and its potential impact on its estimated liquidity resources and LCR.
Citi’s estimated LCR, as calculated under the Basel Committee’s final Basel III LCR rules, is a non-GAAP financial measure. Citi believes this measure provides useful information to investors and others by measuring Citi’s progress toward potential future expected regulatory liquidity standards. Citi’s estimated LCR for all periods presented is based on its current interpretation, expectations and understanding of the Basel Committee’s final rules. It is subject to, among other things, Citi’s continued review of the proposed U.S. Basel III LCR requirements, implementation of any final U.S. Basel III rules and further regulatory implementation guidance.
Long-term liquidity measure. For 12-month liquidity stress periods, Citi uses several measures, including the long-term liquidity measure. It is based on Citi’s internal 12-month, highly stressed market scenario and assumes market, credit and economic conditions are moderately to highly stressed with potential further deterioration. It is broadly defined as the ratio of unencumbered liquidity resources to net stressed cumulative outflows over a 12-month period.
Net Stable Funding Ratio. In January 2014, the Basel Committee issued revised guidelines for the implementation of the net stable funding ratio (NSFR) under Basel III. Similar to the long-term liquidity measure, the NSFR is intended to measure the stability of a banking organization’s funding over a one-year time horizon (i.e., the proportion of long-term assets funded by long-term, stable funding, such as equity, deposits and long-term debt). Citi continues to review the Basel Committee’s revised guidelines relative to its overall liquidity position. For additional information, see “Risk Factors—Liquidity Risks” above.
Given the range of potential stresses, Citi maintains a series of contingency funding plans on a consolidated basis and for individual entities. These plans specify a wide range of readily available actions for a variety of adverse market conditions or idiosyncratic disruptions.

Credit Ratings
Citigroup’s funding and liquidity, its funding capacity, ability to access capital markets and other sources of funds, the cost of these funds, and its ability to maintain certain deposits are partially dependent on its credit ratings. The table below indicates the ratings for Citigroup and Citibank, N.A. as of December 31, 2013. While not included in the table below, Citigroup Global Markets Inc. (CGMI) is rated A/A-1 by

Standard & Poor’s as of December 31, 2013.

Debt Ratings as of December 31, 2013

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A	F1	Stable
Moody’s Investors Service (Moody’s)	Baa2	P-2	Stable	A2	P-1	Stable
Standard & Poor’s (S&P)	A-	A-2	Negative	A	A-1	Stable

Recent Credit Rating Developments
On December 4, 2013, S&P upgraded Citi’s unsupported rating (stand-alone credit profile) to ‘bbb+’ from ‘bbb,’ and simultaneously removed the one “transition notch,” resulting in no net change to the long- and short-term ratings of Citigroup Inc. and Citibank, N.A. As a result of the unsupported upgrade, Citi’s hybrid instruments were upgraded to ‘BB+’ from ‘BB’. S&P noted Citi’s progress in reducing non-core assets within Citi Holdings and the firm’s improved risk profile. As of December 31, 2013, S&P maintains outlooks of ‘Stable’ at Citibank, N.A. and ‘Negative’ at Citigroup Inc. Citigroup Inc.’s negative outlook reflects S&P’s ongoing assessment of government support. S&P cited the need for additional guidance from regulators before adjusting its support assumptions, and in early December 2013, stated that any removal of support is “likely to be gradual or partial.”
On November 14, 2013, Moody’s concluded its support reassessment for the six largest U.S. banks, including Citi, related to potential implementation of Orderly Liquidation Authority under the Dodd-Frank Act. Bank level support assumptions remained unchanged, and Moody’s upgraded Citibank, N.A.’s unsupported rating, which raised its supported long- and short-term ratings to ‘A2/P-1’ from ‘A3/P-2’. Moody’s removed Citigroup Inc.’s two notches of government support, but incorporated one notch of uplift for reduced loss given default assumptions under the proposed resolution framework. As a result, Citigroup Inc.’s long- and short-term ratings remained at ‘Baa2/P-2’. As of December 31, 2013, Moody’s has ‘Stable’ outlooks for both entities.

Potential Impacts of Ratings Downgrades
Ratings downgrades by Moody’s, Fitch or S&P could negatively impact Citigroup’s and/or Citibank, N.A.’s funding and liquidity due to reduced funding capacity, including derivatives triggers, which could take the form of cash obligations and collateral requirements.
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank, N.A. of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, and judgments and uncertainties. Uncertainties include potential ratings limitations certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and trading counterparties could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank, N.A. is unpredictable and may differ materially from the potential funding and liquidity impacts described below.
For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” above.

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers
As of December 31, 2013, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $1.0 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of December 31, 2013, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.’s funding and liquidity by approximately $1.5 billion, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $2.6 billion (see also Note 23 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citi’s parent entities were approximately $67 billion, and the liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities were approximately $357 billion, for a total of approximately $424 billion as of December 31, 2013. These liquidity resources are available in part as a contingency for the potential events described above.
In addition, a broad range of mitigating actions are currently included in Citigroup’s and Citibank, N.A.’s contingency funding plans. For Citigroup, these mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, and adjusting the size of select trading books and collateralized borrowings from Citi’s significant bank subsidiaries. Mitigating actions available to Citibank, N.A. include, but are not limited to, selling or financing highly liquid government securities, tailoring levels of secured lending, adjusting the size of select trading books, reducing loan originations and renewals, raising additional deposits, or borrowing from the FHLB or central banks. Citi believes these mitigating actions could substantially reduce the funding and liquidity risk, if any, of the potential downgrades described above.

Citibank, N.A.—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.’s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of December 31, 2013, Citibank, N.A. had liquidity commitments of approximately $17.7 billion to consolidated asset-backed commercial paper conduits (as referenced in Note 22 to the Consolidated Financial Statements).
In addition to the above-referenced liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities, Citibank, N.A. could reduce the funding and liquidity risk, if any, of the potential downgrades described above through mitigating actions, including repricing or reducing certain commitments to commercial paper conduits. In the event of the potential downgrades described above, Citi believes that certain corporate customers could re-evaluate their deposit relationships with Citibank, N.A. This re-evaluation could result in clients adjusting their discretionary deposit levels or changing their depository institution, which could potentially reduce certain deposit levels at Citibank, N.A. However, Citi could choose to adjust pricing, offer alternative deposit products to its existing customers or seek to attract deposits from new customers, in addition to the mitigating actions referenced above.

Price Risk
Price risk losses arise from fluctuations in the market value of trading and non-trading positions resulting from changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and in their implied volatilities.

Price Risk Measurement and Stress Testing
Price risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate risk. The measurement used for non-trading and trading portfolios, as well as associated stress testing processes, are described below.

Price Risk—Non-Trading Portfolios

Net Interest Revenue and Interest Rate Risk
Net interest revenue (NIR), for interest rate exposure purposes, is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). NIR is affected by changes in the level of interest rates, as well as the amounts of assets and liabilities, and the timing of repricing of assets and liabilities to reflect market rates.

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
For example, if the current 90-day LIBOR rate is 3% and the one-year-forward rate (i.e., the estimated 90-day LIBOR rate in one year) is 5%, the +100 bps IRE scenario measures the impact on NIR of a 100 bps instantaneous change in the 90-day LIBOR to 6% in one year.
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

Mitigation and Hedging of Interest Rate Risk
In order to manage changes in interest rates effectively, Citi may modify pricing on new customer loans and deposits, enter into transactions with other institutions or enter into derivative transactions that have the opposite risk exposures. Citi regularly assesses the viability of these and other strategies to reduce its interest rate risks and implements such strategies when it believes those actions are prudent. Such strategies are not included in the estimation of IRE.

Stress Testing
Citigroup employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet; the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

Changes in Interest Rates—Impacts on Net Interest Revenue, Other Comprehensive Income and Capital
Citi measures the potential impacts of changes in interest rates on Citi’s net interest revenue and value of its other comprehensive income (OCI), which can in turn impact Citi’s estimated Basel III Tier 1 Common ratio. Citi’s goal is to benefit from an increase in the market level of interest rates, while limiting the impact of changes in OCI on its regulatory capital position.
Citi manages interest rate risk as a consolidated net position. Citi’s client-facing businesses create interest rate sensitive-positions, including loans and deposits, as part of their ongoing activities. Citi Treasury accumulates these risk positions and manages them centrally. Operating within established limits, Citi Treasury makes positioning decisions and uses tools, such as Citi’s investment securities portfolio, firm-issued debt, and interest rate derivatives, to target the desired risk profile. Changes in Citi’s interest rate risk position reflect the accumulated changes in all non-trading assets and liabilities, with potentially large and offsetting impacts, as well as Citi Treasury’s positioning decisions.
OCI at risk is managed as part of the firm-wide interest rate risk position. OCI at risk considers potential changes in OCI (and the corresponding impact on the estimated Basel III Tier 1 Common ratio) relative to Citi’s capital generation capacity.

The following table sets forth the estimated impact to Citi’s net interest revenue, OCI and estimated Basel III Tier 1 Common ratio, each assuming an unanticipated parallel instantaneous 100 basis point increase in interest rates.

In millions of dollars (unless otherwise noted)	2013	2012	2011
Estimated annualized impact to net interest revenue(1)
U.S. dollar(2)	$1,229	$842	$97
All other currencies	609	628	769
Total	$1,838	$1,470	$866
As a % of average interest-earning assets	0.11%	0.09%	0.05%
Estimated impact to OCI (after-tax)(3)	$(3,070)	$(2,384)	NA
Estimated impact on Basel III Tier 1 Common Ratio (bps)(4)	(37)	(36)	NA

(1)
Citi estimates the impact to net interest revenue for the first year following an interest rate change assuming no change to Citi Treasury’s interest rate positioning as a result of the interest rate changes.

(2)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are economically managed in combination with marked-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(256) million for a 100 basis point instantaneous increase in interest rates as of December 31, 2013.

(3)	Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(4)	The estimated impact to Basel III Tier 1 Common ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated OCI impact above.
The increase in the estimated impact to net interest revenue in 2013 from the prior year primarily reflected changes in Citi’s balance sheet composition, including the continued growth and seasoning of Citi’s deposit balances and increases in Citi’s capital base, net of Citi Treasury positioning. The change in the estimated impact to OCI and estimated Basel III Tier 1 Common ratio from the prior year primarily reflected changes in the composition of Citi Treasury’s investment and derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to OCI would be offset through the combination of expected incremental net interest revenue and the expected recovery of the impact on OCI through accretion of Citi’s investment portfolio over a period of time. As of December

31, 2013, Citi expects that the $(3.1) billion impact to OCI in such a scenario could potentially be offset over approximately 18 months.
Citi routinely evaluates multiple interest rate scenarios, including interest rate increases and decreases and steepening and flattening of the yield curve, to anticipate how net interest revenue and OCI might be impacted in different interest rate environments. The following table sets forth the estimated impact to Citi’s net interest revenue, OCI and estimated Basel III Tier 1 Common ratio under four different changes in interest rates for the U.S. dollar and Citi’s other currencies. While Citi also monitors the impact of a parallel decrease in interest rates, a 100 basis point decrease in short-term interest rates is not meaningful, as it would imply negative interest rates in many of Citi’s markets.

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue (in millions of dollars)
U.S. dollar	$1,229	$1,193	$83	$(125)
All other currencies	609	567	35	(35)
Total	$1,838	$1,760	$118	$(160)
Estimated impact to OCI (after-tax)(1)	$(3,070)	$(1,925)	$(1,301)	$1,070
Estimated impact to Basel III Tier 1 Common ratio (bps)(2)	(37)	(22)	(16)	13
Note: Each scenario in the table above assumes that the rate change will occur instantaneously and that there are no changes to Citi Treasury’s portfolio positioning as a result of the interest rate changes. Changes in interest rates for maturities between the overnight rate and the 10-year are interpolated.

(1)	Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(2)	The estimated impact to Basel III Tier 1 Common ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated OCI impact above.
As shown in the table above, the magnitude of the impact to Citi’s net interest revenue and OCI is greater under scenario 2 as compared to scenario 3. This is due to the fact that the combination of changes to Citi’s investment portfolio, partially offset by changes related to Citi’s pension liabilities, results in a net position that is more sensitive to rates at shorter and intermediate term maturities.

Changes in Foreign Exchange Rates—Impacts on OCI and Capital
As of December 31, 2013, Citi estimates that a simultaneous 5% appreciation of the U.S. dollar against all of Citi’s other currencies could reduce Citi’s tangible common equity (TCE) by approximately $1.7 billion, or 1.0% of TCE, as a result of changes to Citi’s foreign currency translation adjustment OCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican Peso, the British pound sterling, the Euro, the Korean Won and the Australian dollar.

Despite this decrease in TCE, Citi believes its business model and management of foreign currency translation exposure work to minimize the effect of changes in foreign exchange rates on its estimated Basel III Tier 1 Common ratio. Specifically, as currency movements change the value of Citi’s net investments in foreign currency denominated capital, these movements also change the value of Citi’s risk-weighted assets denominated in those currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s estimated Basel III Tier 1 Common ratio.

	For the quarter ended
In millions of dollars	Dec. 31, 2013	Sept. 30, 2013	Dec. 31, 2012
Change in FX spot rate(1)	(0.4)%	1.3%	(0.9)%
Change in TCE due to change in FX rate	$(241)	$383	$(295)
As a % of Tangible Common Equity	(0.1)%	0.6%	(0.6)%
Estimated impact to Basel III Tier 1 Common ratio due to changes in foreign currency translation (bps)	(2)	(1)	(2)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

The effect of Citi’s business model and management strategies on changes in foreign exchange rates are shown in the table above. During the fourth quarter, the U.S. dollar appreciated by approximately 0.4% against the major currencies to which Citi is exposed, resulting in an approximately $(241) million, or approximately 0.1%, decrease in TCE. The impact on Citi’s estimated Basel III Tier 1 Common ratio was a reduction of approximately 2 basis points.
For additional information in the changes in OCI, see Note 20 to the Consolidated Financial Statements.

Interest Revenue/Expense and Yields

Average Rates - Interest Revenue, Interest Expense, and Net Interest Margin

In millions of dollars, except as otherwise noted	2013		2012		2011		Change 2013 vs 2012		Change 2012 vs 2011
Interest revenue(1)	$63,491		$67,840		$72,378		(6)%		(6)%
Interest expense	16,177		20,612		24,209		(22)		(15)%
Net interest revenue(1)(2)(3)	$47,314		$47,228		$48,169		—%		(2)%
Interest revenue—average rate	3.83%		4.06%		4.23%		(23)	bps	(17)	bps
Interest expense—average rate	1.19		1.47		1.63		(28)	bps	(16)	bps
Net interest margin	2.85%		2.82%		2.82%		3	bps	—	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.31%		0.28%		0.45%		3	bps	(17)	bps
10-year U.S. Treasury note—average rate	2.35		1.80		2.78		55	bps	(98)	bps
10-year vs. two-year spread	204	bps	152	bps	233	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $521 million, $542 million and $520 million for 2013, 2012 and 2011, respectively.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

(3)	Interest revenue, expense, rates and volumes exclude Credicard (Discontinued operations) for all periods presented. See Note 2 to the Consolidated Financial Statements.
Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. As set forth in the table above, quarter-over-quarter, Citi’s NIM increased by 7 basis points as funding costs continued to improve, driven by both the continued reduction in Citi’s deposit costs and a reduction in long-term debt costs (see “Funding and Liquidity” above). Overall loan and investment yields generally stabilized towards the end of the year. On a full-year basis, Citi’s NIM increased by 3 basis points. The increase was driven by the declining funding costs, partially offset by declining loan and investment yields, which declined throughout 2012 and most of 2013, given the continued low interest rate environment. While Citi’s NIM likely will fluctuate from quarter-to-quarter, Citi expects its NIM during 2014 to be at or around the level experienced in 2013.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	2013	2012	2011	2013	2012	2011	2013	2012	2011
Assets
Deposits with banks(5)	$144,904	$157,911	$169,587	$1,026	$1,261	$1,742	0.71%	0.80%	1.03%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	158,237	156,837	158,154	$1,133	$1,471	$1,487	0.72%	0.94%	0.94%
In offices outside the U.S.(5)	109,233	120,400	116,681	1,433	1,947	2,144	1.31%	1.62%	1.84%
Total	$267,470	$277,237	$274,835	$2,566	$3,418	$3,631	0.96%	1.23%	1.32%
Trading account assets(7)(8)
In U.S. offices	$126,123	$124,633	$122,234	$3,728	$3,899	$4,270	2.96%	3.13%	3.49%
In offices outside the U.S.(5)	127,291	126,203	147,417	2,683	3,077	4,033	2.11%	2.44%	2.74%
Total	$253,414	$250,836	$269,651	$6,411	$6,976	$8,303	2.53%	2.78%	3.08%
Investments
In U.S. offices
Taxable	$174,084	$169,307	$170,196	$2,713	$2,880	$3,313	1.56%	1.70%	1.95%
Exempt from U.S. income tax	18,075	16,405	13,592	811	816	922	4.49%	4.97%	6.78%
In offices outside the U.S.(5)	114,122	114,549	122,298	3,761	4,156	4,478	3.30%	3.63%	3.66%
Total	$306,281	$300,261	$306,086	$7,285	$7,852	$8,713	2.38%	2.62%	2.85%
Loans (net of unearned income)(9)
In U.S. offices	$354,707	$359,794	$369,656	$25,941	$27,077	$29,111	7.31%	7.53%	7.88%
In offices outside the U.S.(5)	292,852	286,025	270,604	19,660	20,676	20,365	6.71%	7.23%	7.53%
Total	$647,559	$645,819	$640,260	$45,601	$47,753	$49,476	7.04%	7.39%	7.73%
Other interest-earning assets(10)	$38,233	$40,766	$49,467	$602	$580	$513	1.57%	1.42%	1.04%
Total interest-earning assets	$1,657,861	$1,672,830	$1,709,886	$63,491	$67,840	$72,378	3.83%	4.06%	4.23%
Non-interest-earning assets(7)	$222,526	$234,437	$238,550
Total assets from discontinued operations	2,909	3,432	4,200
Total assets	$1,883,296	$1,910,699	$1,952,636

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $521 million, $542 million and $520 million for 2013, 2012 and 2011, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	2013	2012	2011	2013	2012	2011	2013	2012	2011
Liabilities
Deposits
In U.S. offices(5)	$262,544	$233,100	$222,796	$1,754	$2,137	$2,266	0.67%	0.92%	1.02%
In offices outside the U.S.(6)	481,134	487,437	484,625	4,482	5,553	6,265	0.93%	1.14%	1.29%
Total	$743,678	$720,537	$707,421	$6,236	$7,690	$8,531	0.84%	1.07%	1.21%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$126,742	$121,843	$120,039	$677	$852	$776	0.53%	0.70%	0.65%
In offices outside the U.S.(6)	102,623	101,928	99,848	1,662	1,965	2,421	1.62%	1.93%	2.42%
Total	$229,365	$223,771	$219,887	$2,339	$2,817	$3,197	1.02%	1.26%	1.45%
Trading account liabilities(8)(9)
In U.S. offices	$24,834	$29,486	$37,279	$93	$116	$266	0.37%	0.39%	0.71%
In offices outside the U.S.(6)	47,908	44,639	49,162	76	74	142	0.16%	0.17%	0.29%
Total	$72,742	$74,125	$86,441	$169	$190	$408	0.23%	0.26%	0.47%
Short-term borrowings(10)
In U.S. offices	$77,439	$78,747	$87,472	$176	$203	$139	0.23%	0.26%	0.16%
In offices outside the U.S.(6)	35,551	31,897	39,052	421	524	511	1.18%	1.64%	1.31%
Total	$112,990	$110,644	$126,524	$597	$727	$650	0.53%	0.66%	0.51%
Long-term debt(11)
In U.S. offices	$194,140	$255,093	$325,709	$6,602	$8,896	$10,702	3.40%	3.49%	3.29%
In offices outside the U.S.(6)	10,194	14,603	17,970	234	292	721	2.30%	2.00%	4.01%
Total	$204,334	$269,696	$343,679	$6,836	$9,188	$11,423	3.35%	3.41%	3.32%
Total interest-bearing liabilities	$1,363,109	$1,398,773	$1,483,952	$16,177	$20,612	$24,209	1.19%	1.47%	1.63%
Demand deposits in U.S. offices	$21,948	$13,170	$16,410
Other non-interest-bearing liabilities(8)	299,052	311,529	275,409
Total liabilities from discontinued operations	362	729	485
Total liabilities	$1,684,471	$1,724,201	$1,776,256
Citigroup stockholders’ equity(12)	$196,884	$184,592	$174,351
Noncontrolling interest	1,941	1,906	2,029
Total equity(12)	$198,825	$186,498	$176,380
Total liabilities and stockholders’ equity	$1,883,296	$1,910,699	$1,952,636
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$926,291	$941,367	$971,785	$25,591	$24,586	$26,022	2.76%	2.61%	2.68%
In offices outside the U.S.(6)	731,570	731,463	738,101	21,723	22,642	22,147	2.97	3.10	3.00
Total	$1,657,861	$1,672,830	$1,709,886	$47,314	$47,228	$48,169	2.85%	2.82%	2.82%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $521 million, $542 million and $520 million for 2013, 2012 and 2011, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(99)	$(136)	$(235)	$(114)	$(367)	$(481)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$13	$(351)	$(338)	$(12)	$(4)	$(16)
In offices outside the U.S.(4)	(169)	(345)	(514)	67	(264)	(197)
Total	$(156)	$(696)	$(852)	$55	$(268)	$(213)
Trading account assets(5)
In U.S. offices	$46	$(217)	$(171)	$82	$(453)	$(371)
In offices outside the U.S.(4)	26	(420)	(394)	(544)	(412)	(956)
Total	$72	$(637)	$(565)	$(462)	$(865)	$(1,327)
Investments(1)
In U.S. offices	$125	$(297)	$(172)	$44	$(583)	$(539)
In offices outside the U.S.(4)	(15)	(380)	(395)	(281)	(41)	(322)
Total	$110	$(677)	$(567)	$(237)	$(624)	$(861)
Loans (net of unearned income)(6)
In U.S. offices	$(379)	$(757)	$(1,136)	$(764)	$(1,270)	$(2,034)
In offices outside the U.S.(4)	485	(1,501)	(1,016)	1,133	(822)	311
Total	$106	$(2,258)	$(2,152)	$369	$(2,092)	$(1,723)
Other interest-earning assets(7)	$(37)	$59	$22	$(101)	$168	$67
Total interest revenue	$(4)	$(4,345)	$(4,349)	$(490)	$(4,048)	$(4,538)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Interest Revenue(1)(2)(3)

	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$247	$(630)	$(383)	$101	$(230)	$(129)
In offices outside the U.S.(4)	(71)	(1,000)	(1,071)	36	(748)	(712)
Total	$176	$(1,630)	$(1,454)	$137	$(978)	$(841)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$33	$(208)	$(175)	$12	$64	$76
In offices outside the U.S.(4)	13	(316)	(303)	49	(505)	(456)
Total	$46	$(524)	$(478)	$61	$(441)	$(380)
Trading account liabilities(5)
In U.S. offices	$(18)	$(5)	$(23)	$(48)	$(102)	$(150)
In offices outside the U.S.(4)	5	(3)	2	(12)	(56)	(68)
Total	$(13)	$(8)	$(21)	$(60)	$(158)	$(218)
Short-term borrowings(6)
In U.S. offices	$(3)	$(24)	$(27)	$(15)	$79	$64
In offices outside the U.S.(4)	55	(158)	(103)	(104)	117	13
Total	$52	$(182)	$(130)	$(119)	$196	$77
Long-term debt
In U.S. offices	$(2,078)	$(216)	$(2,294)	$(2,431)	$625	$(1,806)
In offices outside the U.S.(4)	(97)	39	(58)	(117)	(312)	(429)
Total	$(2,175)	$(177)	$(2,352)	$(2,548)	$313	$(2,235)
Total interest expense	$(1,914)	$(2,521)	$(4,435)	$(2,529)	$(1,068)	$(3,597)
Net interest revenue	$1,910	$(1,824)	$86	$2,039	$(2,980)	$(941)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes Brokerage payables.

Price Risk—Trading Portfolios
Price risk in Citi’s trading portfolios is monitored using a series of measures, including but not limited to:

•	Value at risk (VAR)

•	Stress testing

•	Factor sensitivity

Each trading portfolio across Citi’s business segments (Citicorp, Citi Holdings and Corporate/Other) has its own market risk limit framework encompassing these measures and other controls, including trading mandates, permitted product lists and a new product approval process for complex products. All trading positions are marked to market, with the results reflected in earnings.
The following histogram of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. As shown in the histogram, positive trading-related revenue was achieved for 92% of the trading days in 2013.

Histogram of Daily Trading Related Revenue (1)(2)—12 Months ended December 31, 2013 In millions of dollars

(1)
Daily trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA and CVA adjustments incurred due to changes in the credit quality of counterparties as well as any associated hedges to that CVA. In addition, it excludes fees and other revenue associated with capital markets origination activities.

(2)
Reflects the effects of asymmetrical accounting for economic hedges of certain available-for-sale (AFS) debt securities.  Specifically, the change in the fair value of hedging derivatives is included in Trading related revenue, while the offsetting change in the fair value of hedged AFS debt securities is included in Other comprehensive income and not reflected above.  As a result, the asymmetry has an increasing effect on Trading related revenue as the change in the fair value of economic hedging derivatives becomes more significant, and is the primary cause for the majority of days with negative trading revenue and two of highest trading revenue days.

Value at Risk
Value at risk (VAR) estimates, at a 99% confidence level, the potential decline in the value of a position or a portfolio under normal market conditions assuming a one-day holding period. VAR statistics, which are based on historical data, can be materially different across firms due to differences in portfolio composition, differences in VAR methodologies, and differences in model parameters. As a result, Citi believes VAR statistics can be used more effectively as indicators of trends in risk taking within a firm, rather than as a basis for inferring differences in risk-taking across firms.
Citi uses a single, independently approved Monte Carlo simulation VAR model (see “VAR Model Review and Validation” below), which has been designed to capture material risk sensitivities (such as first- and second-order sensitivities of positions to changes in market prices) of various asset classes/risk types (such as interest rate, foreign exchange, equity and commodity risks). Citi’s VAR includes all positions, which are measured at fair value; it does not include investment securities classified as available-for-sale or held-to-maturity. For information on these securities, see Note 14 to the Consolidated Financial Statements.
Citi believes its VAR model is conservatively calibrated to incorporate the greater of short-term (most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of approximately 200,000 time series, with sensitivities updated daily and model parameters updated weekly.
The conservative features of the VAR calibration contribute approximately a 16% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets.
As set forth in the table below, Citi’s total Trading and Credit Portfolios VAR was $144 million at December 31, 2013 and $118 million at December 31, 2012. Daily total Trading and Credit Portfolios VAR averaged $121 million in 2013 and ranged from $93 million to $175 million. The change in total Trading and Credit Portfolios VAR was primarily driven by a loss of diversification benefit due to a shift in asset class composition. Specifically, there was an increase in risk to G10 interest rate exposures and a reduction in commercial real estate exposures.

In millions of dollars	Dec. 31, 2013	2013 Average	Dec. 31, 2012	2012 Average
Interest rate	$115	$114	$116	$122
Foreign exchange	34	35	33	38
Equity	26	27	32	29
Commodity	13	12	11	15
Covariance adjustment(1)	(63)	(75)	(76)	(82)
Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$125	$113	$116	$122
Specific risk-only component(3)	$15	$14	$31	$24
Total Trading VAR—general market risk factors only (excluding credit portfolios)(2)	$110	$99	$85	$98
Incremental Impact of the Credit Portfolio(4)	19	8	$2	$26
Total Trading and Credit Portfolios VAR	$144	$121	$118	$148

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

(2) The total Trading VAR includes mark-to-market and certain fair value option trading positions from S&B and Citi Holdings, with the exception of hedges to the loan portfolio, fair value option loans, and all CVA exposures. Available-for-sale and accrual exposures are not included.

(3)	The specific risk-only component represents the level of equity and fixed income issuer-specific risk embedded in VAR.

(4)
The credit portfolio is composed of mark-to-market positions associated with non-trading business units including Citi Treasury, the CVA relating to derivative counterparties and all associated CVA hedges. DVA is not included. It also includes hedges to the loan portfolio, fair value option loans, and tail hedges that are not explicitly hedging the trading book.

The table below provides the range of market factor VARs inclusive of specific risk that was experienced during 2013 and 2012.

	2013		2012
In millions of dollars	Low	High	Low	High
Interest rate	$92	$142	$101	$149
Foreign exchange	21	66	25	53
Equity	18	60	17	59
Commodity	8	24	9	21

The following table provides the VAR for S&B during 2013, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans, and hedges to the loan portfolio.

In millions of dollars	Dec. 31, 2013
Total—all market risk factors, including general and specific risk	$123
Average—during year	$109
High—during quarter	151
Low—during quarter	81

VAR Model Review and Validation
Generally, Citi’s VAR review and model validation process entails reviewing the model framework, major assumptions, and implementation of the mathematical algorithm. In addition, as part of the model validation process, product specific back-testing on portfolios is periodically completed and reviewed with Citi’s U.S. banking regulators. Furthermore, Regulatory VAR (as described below) back-testing is performed against buy-and-hold profit and loss on a monthly basis for approximately 164 portfolios across the organization (trading desk level, ICG business segment and Citigroup) and the results are shared with the U.S. banking regulators.
Significant VAR model and assumption changes must be independently validated within Citi’s risk management organization. This validation process includes a review by Citi’s model validation group and further approval from its model validation review committee, which is composed of senior quantitative risk management officers. In the event of significant model changes, parallel model runs are undertaken prior to implementation. In addition, significant model and assumption changes are subject to the periodic reviews and approval by Citi’s U.S. banking regulators.
Citi uses the same independently validated VAR model for both Regulatory VAR and Risk Management VAR (i.e., Total Trading and Total Trading and Credit Portfolios VARs) and, as such, the model review and oversight process for both purposes is as described above.
Regulatory VAR, which is calculated in accordance with Basel II.5, differs from Risk Management VAR due to the fact that certain positions included in Risk Management VAR are not eligible for market risk treatment in Regulatory VAR. The composition of Risk Management VAR is discussed under “Value at Risk” above. The applicability of the VAR model for positions eligible for market risk treatment under U.S. regulatory capital rules is periodically reviewed and approved by Citi’s U.S. banking regulators.
In accordance with Basel II.5, Regulatory VAR includes all trading book covered positions and all foreign exchange and commodity exposures. Pursuant to Basel II.5, Regulatory VAR excludes positions that fail to meet the intent and ability to trade requirements and are therefore classified as non-trading book and categories of exposures that are specifically excluded as covered positions. Regulatory VAR excludes CVA on derivative instruments and DVA on Citi’s own fair value option liabilities, but includes associated hedges to that CVA as of April 2013 pursuant to regulatory guidance. As reflected in the graph on the following page, the impact of this asymmetrical treatment of including only CVA hedges drove an increase in Regulatory VAR beginning in April 2013. Citi expects that, effective April 1, 2014, CVA hedges will no longer be included as a covered position for market risk-weighted assets in accordance with the Final Basel III Rules. Instead, these positions will be included in credit risk-weighted assets as computed under the Advanced Approaches for determining risk-weighted-assets.

Regulatory VAR Back-testing
In accordance with Basel II.5, Citi is required to perform back-testing to evaluate the effectiveness of its VAR model and to determine the capital multiplier used in the calculation of market risk-weighted-assets. Regulatory VAR back-testing is the process in which the daily one-day VAR, at a 99% confidence interval, is compared to the buy-and-hold profit and loss (e.g., the profit and loss impact if the portfolio is held constant at the end of the day and re-priced the following day) as required under Basel II.5. Based on a 99% confidence level, Citi would expect two to three days in any one year where buy-and-hold losses exceeded the Regulatory VAR. Given the conservative calibration of Citi’s VAR model (as a result of taking the greater of short- and long-term volatilities and fat tail scaling of volatilities), Citi would expect fewer exceptions under normal and stable market conditions. Periods of unstable market conditions could increase the number of back-testing exceptions.
The following graph shows the daily buy-and-hold profit and loss associated with Citi’s covered positions under Basel II.5 compared to Citi’s one-day Regulatory VAR during 2013. As the graph indicates, for the twelve month period ending December 31, 2013, there were no back-testing exceptions observed for Citi’s Regulatory VAR. Citi posted buy-and-hold gains in 49% of days where daily Regulatory VAR back-testing was performed. The difference between the 49% of buy-and-hold gains for Regulatory VAR back-testing and the 92% of gains shown in the histogram of daily trading related revenue above reflects, among other things, that a significant portion of Citi’s trading related revenue is not generated from daily price movements on these positions and exposures as well as differences in the portfolio composition of Regulatory VAR and Risk Management VAR.

Regulatory Trading VAR and Associated Buy-and-Hold Profit and Loss (1)—12 Months ended December 31, 2013 In millions of dollars

(1)
Buy-and-hold profit and loss, as defined by the banking regulators under Basel II.5, represents the daily mark-to-market revenue movement attributable to the trading position from the close of the previous business day. Buy-and-hold profit and loss excludes realized trading revenue, net interest, intra-day trading profit and loss on new and terminated trades, as well as changes in reserves. Therefore it is not comparable to the trading-related revenue presented in the previous histogram of Daily Trading-Related Revenue.

Stress Testing
Citi performs stress testing on a regular basis to estimate the impact of extreme market movements. It is performed on individual positions and trading portfolios, as well as in aggregate inclusive of multiple trading portfolios. Citi’s independent market risk management organization, after consultations with the businesses, develops both systemic and specific stress scenarios, reviews the output of periodic stress testing exercises, and uses the information to assess the ongoing appropriateness of exposure levels and limits. Citi uses two complementary approaches to market risk stress testing across all major risk factors (i.e., equity, foreign exchange, commodity, interest rate and credit spreads): top-down systemic stresses and bottom-up business specific stresses. Systemic stresses are designed to quantify the potential impact of extreme market movements on a firm-wide basis, and are constructed using both historical periods of market stress and projections of adverse economic scenarios. Business specific stresses are designed to probe the risks of particular portfolios and market segments, especially those risks that are not fully captured in VaR and systemic stresses.

Factor Sensitivities
Factor sensitivities are expressed as the change in the value of a position for a defined change in a market risk factor, such as a change in the value of a Treasury bill for a one-basis-point change in interest rates. Citi’s independent market risk management ensures that factor sensitivities are calculated, monitored, and in most cases, limited, for all material risks taken in a trading portfolio.

OPERATIONAL RISK
Operational risk is the risk of loss resulting from inadequate or failed internal processes, systems or human factors, or from external events. It includes the reputation and franchise risk associated with business practices or market conduct in which Citi is involved. Operational risk is inherent in Citigroup’s global business activities, as well as the internal processes that support those business activities, and can result in losses arising from events related to the following, among others:

•	fraud, theft and unauthorized activities;

•	employment practices and workplace environment;

•	clients, products and business practices;

•	physical assets and infrastructure; and

•	execution, delivery and process management.

Operational Risk Management
Citi’s operational risk is managed through an overall framework designed to balance strong corporate oversight with well defined independent risk management. This framework includes:

•	recognized ownership of the risk by the businesses;

•	oversight by Citi’s independent control functions; and

•	independent assessment by Citi’s Internal Audit function.

The goal is to keep operational risk at appropriate levels relative to the characteristics of Citigroup’s businesses, the markets in which it operates, its capital and liquidity, and the competitive, economic and regulatory environment.
To anticipate, mitigate and control operational risk, Citigroup maintains a system of policies and has established a consistent framework for monitoring, assessing and communicating operational risks and the overall effectiveness of the internal control environment across Citigroup. As part of this framework, Citi has established a “Manager’s Control Assessment” program to help managers self-assess key operational risks and controls and identify and address weaknesses in the design and/or effectiveness of internal controls that mitigate significant operational risks.
As noted above, each major business segment must implement an operational risk process consistent with the requirements of this framework. The process for operational risk management includes the following steps:

•	identify and assess key operational risks;

•	design controls to mitigate identified risks;

•	establish key risk and control indicators;

•	implement a process for early problem recognition and timely escalation;

•	produce a comprehensive operational risk report; and

•	ensure that sufficient resources are available to actively improve the operational risk environment and mitigate emerging risks.

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
In addition, Enterprise Risk Management, within Citi’s Franchise Risk and Strategy group, proactively assists the businesses, operations and technology and the other independent control groups in enhancing the effectiveness of controls and managing operational risks across products, business lines and regions.

Operational Risk Measurement and Stress Testing
As noted above, information about the businesses’ operational risk, historical operational risk losses and the control environment is reported by each major business segment and functional area. The information is summarized and reported to senior management, as well as to the Audit Committee of Citi’s Board of Directors.
Operational risk is measured and assessed through risk capital (see “Managing Global Risk—Risk Capital” above). Projected operational risk losses under stress scenarios are also required as part of the Federal Reserve Board’s CCAR process.

COUNTRY AND CROSS-BORDER RISK
COUNTRY RISK
Overview
Country risk is the risk that an event in a country (precipitated by developments internal or external to a country) could directly or indirectly impair the value of Citi’s franchise or adversely affect the ability of obligors within that country to honor their obligations to Citi, any of which could negatively impact Citi’s results of operations or financial condition. Country risk events could include sovereign volatility or defaults, banking failures or defaults, redenomination events (which could be accompanied by a revaluation (either devaluation or appreciation) of the affected currency), currency crises, foreign exchange and/or capital controls and/or political events and instability. Country risk events could result in mandatory loan loss and other reserve requirements imposed by U.S. regulators due to a particular country’s economic situation. See also “Risk Factors—Market and Economic Risks” above.
Citi has instituted a risk management process to monitor, evaluate and manage the principal risks it assumes in conducting its activities, including risks associated with Citi’s country risk exposures. For additional information, see “Managing Global Risk” above. As part of this risk management process, Citi has a dedicated country risk unit that assesses and manages its country risk exposures. Citi’s independent risk management, working with input from the businesses and finance, provides periodic updates to senior management on significant potential areas of concern across Citi that can arise from risk concentrations, financial market participants and other systemic issues. These areas of focus are intended to be forward-looking assessments of the potential economic impacts to Citi that may arise from these exposures.
While Citi continues to work to mitigate its exposures to potential country risk events, the impact of any such event is highly uncertain and will ultimately be based on the specific facts and circumstances. As a result, there can be no assurance that the various steps Citi has taken to protect its businesses, results of operations and financial condition against these events will be sufficient. In addition, there could be negative impacts to Citi’s businesses, results of operations or financial condition that are currently unknown to Citi and thus cannot be mitigated as part of its ongoing contingency planning.

Emerging Markets Exposures
Citi generally defines emerging markets as countries in Latin America, Asia (other than Japan, Australia and New Zealand), central and eastern Europe, the Middle East and Africa.
The following table presents Citicorp’s principal emerging markets assets as of December 31, 2013. For purposes of the table below, loan amounts are based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. Trading account assets and investment securities are categorized below based on the domicile of the issuer of the security or the underlying reference entity.

	As of December 31, 2013					GCB NCL Rate
In billions of dollars	Aggregate(1)	Trading Account Assets(2)	Investment Securities(3)	ICG Loans(4)(5)	GCB Loans(4)	2013	2012
Mexico	$74.2	$5.7	$27.6	$9.6	$31.3	4.0%	3.5%
Korea	39.9	(0.9)	12.1	4.8	23.9	1.1	1.1
India	27.7	3.0	6.7	10.3	7.7	0.7	0.6
Singapore	27.0	0.2	6.6	8.2	12.0	0.3	0.3
Hong Kong	25.7	1.8	3.7	9.8	10.4	0.4	0.4
Brazil(6)	25.6	3.3	3.8	14.4	4.1	6.0	7.0
China	20.8	0.9	3.1	12.1	4.7	0.2	0.6
Taiwan	14.4	1.2	1.1	5.2	6.9	0.0	0.0
Poland	11.2	0.4	6.0	2.0	2.8	0.1	0.7
Russia	10.3	0.7	1.4	6.5	1.7	1.6	1.1
Malaysia	8.9	1.2	0.5	1.7	5.5	0.7	0.8
Indonesia	6.4	0.2	0.6	4.3	1.3	2.5	3.8
Colombia	5.4	0.5	0.6	1.8	2.5	5.2	3.4
Turkey(7)	4.9	0.0	1.7	2.4	0.8	0.0	0.7
Thailand	4.8	0.3	1.5	0.9	2.1	1.7	1.5
UAE	4.1	(0.1)	0.1	2.8	1.3	2.5	3.1
Philippines	3.1	0.3	0.3	1.5	1.0	4.2	4.7
Argentina	2.8	0.1	0.0	1.6	1.1	1.0	0.9
Czech Republic	2.4	0.2	0.6	1.0	0.6	1.3	1.5
Hungary	2.2	0.3	1.1	0.4	0.4	1.5	2.2

(1)	Aggregate of Trading account assets, Investment securities, ICG loans and GCB loans.

(2)	Trading account assets are shown on a net basis. Citi’s trading account assets will vary as it maintains inventory consistent with customer needs.

(3)	Investment securities include securities available for sale, recorded at fair market value, and securities held to maturity, recorded at historical cost.

(4)
Reflects funded loans, net of unearned income. In addition to the funded loans disclosed in the table above, through its ICG businesses, Citi had unfunded commitments to corporate customers in the emerging markets of approximately $37 billion as of December 31, 2013; no country accounted for more than $4 billion of this amount.

(5)
As of December 31, 2013, non-accrual loans represented 0.5% of total ICG loans in the emerging markets. For the countries included in the table above, non-accrual loans ratios as of December 31, 2013 ranged from 0.0% to 0.8%, other than in Hong Kong. In Hong Kong, the non-accrual loan ratio was 2.5% as of December 31, 2013, primarily reflecting the impact of one counterparty.

(6)	GCB loans and net credit loss (NCL) rates in Brazil exclude Credicard loans; Credicard was sold in December 2013.

(7)
Investment securities in Turkey include Citi’s $1.2 billion investment in Akbank. Citi sold its Consumer operations in Turkey in 2013. For additional information on Citi’s remaining investment in Akbank, see Note 14 to the Consolidated Financial Statements.

Emerging Markets Trading Account Assets and Investment Securities
In the ordinary course of business, Citi holds securities in its trading accounts and investment accounts, including those above. Trading account assets are marked to market daily, with asset levels varying as Citi maintains inventory consistent with customer needs. Investment securities are recorded at either fair value or historical cost, based on the underlying accounting treatment, and are predominantly held as part of the local entity asset and liability management program, or to comply with local regulatory requirements. In the markets in the table above, 98% of Citi’s investment securities were related to sovereign issuers.

Emerging Markets Consumer Lending
GCB’s strategy within the emerging markets is consistent with GCB’s overall strategy, which is to leverage its global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers.  In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.  Overall, Citi believes that its customers are more resilient than the overall market under a wide range of economic conditions. Citi’s Consumer business has a well-established risk appetite framework across geographies and products that reflects the business strategy and activities and establishes boundaries around the key risks that arise from the strategy and activities.
As of December 31, 2013, GCB had approximately $127 billion of Consumer loans outstanding to borrowers in the emerging markets, or approximately 42% of GCB’s total loans, compared to approximately $118 billion or 41% of total GCB loans as of December 31, 2012. Of the approximately $127 billion as of December 31, 2013, the five largest emerging markets— Mexico, Korea, Singapore, Hong Kong and India—comprised approximately 28% of GCB’s total loans.
Within the emerging markets, 28% of Citi’s GCB loans were mortgages, 27% were commercial markets loans, 23% were personal loans, and 22% were credit cards loans, each as of year-end 2013.
Overall consumer credit quality in the emerging markets remained generally stable in 2013, as net credit losses were 1.9% of average loans in 2013, compared to 1.8% in 2012, consistent with Citi’s target market strategy and risk appetite framework.

Emerging Markets Corporate Lending
Consistent with its overall strategy, Citi’s Corporate clients in the emerging markets are typically large, multi-national corporations who value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. Citi believes that its target corporate segment is more resilient under a wide range of economic conditions, and that its relationship-based approach to client service enables it to effectively manage the risks inherent in such relationships. Citi has a well-established risk appetite framework around its corporate lending activities, including risk-based limits and approval authorities and portfolio concentration boundaries.
As of December 31, 2013, ICG had approximately $126 billion of loans outstanding to borrowers in the emerging markets, representing approximately 47% of ICG’s total loans outstanding, as compared to approximately $117 billion or 48% of ICG loans outstanding at December 31, 2012. No single emerging market country accounted for more than 6% of Citi’s ICG loans as of December 31, 2013.
As of December 31, 2013, approximately two-thirds of Citi’s emerging markets Corporate loans (excluding Private Bank in Securities and Banking) are to borrowers whose ultimate parent is rated investment grade, which Citi considers to be ratings of BBB or better according to Citi’s internal risk measurement system and methodology (for additional information on Citi’s internal risk measurement system for Corporate loans, see “Corporate Credit Details” above). The vast majority of the remainder are rated BB or B according to Citi’s internal risk measurement system and methodology.
Overall ICG net credit losses in the emerging markets were 0.04% of average loans in 2013, as compared to 0.2% in 2012. The ratio of non-accrual ICG loans to total loans in the emerging markets remained stable at 0.5% as of December 31, 2013, as compared with December 31, 2012.
The following chart shows the composition of emerging markets ICG loans overall and for Citi’s three largest ICG lending markets—Brazil, China and India—by type of loan.

Funded Emerging Markets ICG Loans by Loan Type In billions of dollars

Transaction Services
Corporate Lending in S&B
Private Bank & Other
$125.8
$14.4
$12.1
$10.3
18%
39%
43%
13%
29%
59%
13%
39%
47%
3%
37%
60%
Total Emerging Markets
Brazil
China
India

A significant portion of Corporate loans in S&B are to borrowers whose ultimate parent is headquartered in a different country, often in the developed markets. For example, as of December 31, 2013, in Brazil, approximately 25% of Citi’s Corporate loans in S&B were to borrowers whose ultimate parent was domiciled in another country. In China, approximately 75% were to foreign multi-national corporations. In India, approximately 50% were to foreign multi-national corporations.

GIIPS Sovereign, Financial Institution and Corporate Exposures
Several European countries, including Greece, Ireland, Italy, Portugal and Spain (GIIPS), have been the subject of credit deterioration due to weaknesses in their economic and fiscal situations. Moreover, the ongoing Eurozone debt and economic crisis and other developments in the European Monetary Union (EMU) could lead to the withdrawal of one or more countries from the EMU or a partial or complete break-up of the EMU. The information below sets forth certain information regarding Citi’s country risk exposures on these topics as of December 31, 2013.
The information in the tables below is based on Citi’s internal risk management measures and systems. The country designation in Citi’s internal risk management systems is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, sociopolitical or legal risks. As a result, Citi’s reported exposures in a particular country may include exposures to subsidiaries within the client relationship that are actually domiciled outside of the country (e.g., Citi’s Greece credit risk exposures may include loans, derivatives and other exposures to a U.K. subsidiary of a Greece-based corporation).
Citi believes that the risk of loss associated with the exposures set forth below is likely materially lower than the exposure amounts disclosed below and is sized appropriately relative to its franchise in these countries. In addition, the sovereign entities of the countries disclosed below, as well as the financial institutions and corporations domiciled in these countries, are important clients in the global Citi franchise. Citi fully expects to maintain its presence in these markets to service all of its global customers. As such, Citi’s exposures in these countries may vary over time based on its franchise, client needs and transaction structures.

GIIPS Sovereign, Financial Institution and Corporate Exposures

						GIIPS(1)
In billions of U.S. dollars	Greece	Ireland	Italy	Portugal	Spain	December 31, 2013	September 30, 2013
Funded loans, before reserves(2)	$1.0	$0.4	$1.2	$0.2	$2.5	$5.3	$7.0
Derivative counterparty mark-to-market, inclusive of CVA(3)	0.5	0.5	9.2	0.2	2.9	13.3	12.7
Gross funded credit exposure	$1.6	$0.9	$10.4	$0.4	$5.4	$18.6	$19.7
Less: margin and collateral(4)	$(0.1)	$(0.3)	$(1.3)	$(0.1)	$(2.6)	$(4.3)	$(4.3)
Less: purchased credit protection(5)	(0.3)	(0.0)	(7.9)	(0.2)	(1.2)	(9.6)	(9.8)
Net current funded credit exposure	$1.1	$0.6	$1.3	$0.1	$1.6	$4.7	$5.6
Net trading exposure	$0.1	$0.3	$1.4	$0.1	$2.3	$4.2	$0.4
AFS exposure	0.0	0.0	0.2	0.0	0.0	0.2	0.3
Net trading and AFS exposure(6)	$0.1	$0.3	$1.6	$0.1	$2.3	$4.4	$0.6
Net current funded exposure	$1.2	$0.9	$2.9	$0.2	$3.9	$9.1	$6.2
Additional collateral received, not reducing amounts above(7)	$(0.7)	$(0.1)	$(0.1)	(0.0)	$(0.4)	$(1.3)	$(1.3)
Net current funded credit exposure detail
Sovereigns	$0.2	$0.0	$0.3	(0.0)	$(0.2)	$0.4	$1.1
Financial institutions	0.1	0.1	0.1	0.0	0.9	1.1	0.8
Corporations	0.8	0.5	0.8	0.1	0.9	3.2	$3.7
Net current funded credit exposure	$1.1	$0.6	$1.3	$0.1	$1.6	$4.7	$5.6
Net unfunded commitments(8)
Sovereigns	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Financial institutions	0.0	0.0	0.1	0.0	0.5	0.7	0.4
Corporations, net	0.3	0.6	3.0	0.3	2.3	6.4	6.4
Total net unfunded commitments	$0.3	$0.6	$3.1	$0.3	$2.8	$7.1	$6.8
Note: Totals may not sum due to rounding. The exposures in the table above do not include retail, small business and Citi Private Bank exposures in the GIIPS. See “Retail, Small Business and Citi Private Bank” below. Citi has exposures to obligors located within the GIIPS that are not included in the table above because Citi’s internal risk management systems determine that the client relationship, taken as a whole, is not in the GIIPS (e.g., a funded loan to a Greece subsidiary of a Switzerland-based corporation). However, the total amount of such exposures was less than $2.1 billion of funded loans and $3.3 billion of unfunded commitments across the GIIPS as of December 31, 2013. Further, in addition to the exposures in the table above, Citi, like other banks, provides settlement and clearing facilities for a variety of clients in these countries and monitors and manages these intra-day exposures.

(1)	Greece, Ireland, Italy, Portugal and Spain.

(2)	As of December 31, 2013, Citi held $0.3 billion in reserves against these loans.

(3)	Includes the net credit exposure arising from secured financing transactions, such as repurchase agreements and reverse repurchase agreements. See “Secured Financing Transactions” below.

(4)
For derivatives and loans, includes margin and collateral posted under legally enforceable margin agreements. The majority of this margin and collateral is in the form of cash, with the remainder in predominantly non-GIIPS securities, which are included at fair value. Does not include collateral received on secured financing transactions.

(5)
Credit protection purchased primarily from investment grade, global financial institutions predominantly outside of the GIIPS. See “Credit Default Swaps” below. The amount as of December 31, 2013 included $0.5 billion of index and tranched credit derivatives (compared to $0.8 billion at September 30, 2013) executed to hedge Citi’s exposure on funded loans and CVA on derivatives, a significant portion of which is reflected in Italy and Spain.

(6)
Includes securities and derivatives with GIIPS sovereigns, financial institutions and corporations as the issuer or reference entity. The net amount as of December 31, 2013 included a net position of $(1.4) billion of indexed and tranched credit derivatives (compared to a net position of $(1.1) billion at September 30, 2013). The securities and derivatives exposures are marked to market daily. Citi’s trading exposure levels will vary as it maintains inventory consistent with customer needs.

(7)
Collateral received but not netted against Citi’s gross funded credit exposure may take a variety of forms, including securities, receivables and physical assets, and is held under a variety of collateral arrangements.

(8)
Unfunded commitments net of approximately $1.4 billion of purchased credit protection as of December 31, 2013. Amount at December 31, 2013 included approximately $6.0 billion of unfunded loan commitments that generally have standard conditions that must be met before they can be drawn and $2.5 billion of letters of credit (compared to $4.7 billion and $2.1 billion at September 30, 2013, respectively).

Retail, Small Business and Citi Private Bank
As of December 31, 2013, Citi had approximately $4.7 billion of mostly locally funded accrual loans to retail, small business and Citi Private Bank customers in the GIIPS, the vast majority of which was in Citi Holdings. This compared to $4.5 billion as of September 30, 2013. Of the $4.7 billion, approximately (i) $3.3 billion consisted of retail and small business exposures in Spain ($2.7 billion) and Greece ($0.6 billion), (ii) $0.9 billion related to held-to-maturity securitized retail assets (primarily mortgage-backed securities in Spain), and (iii) $0.5 billion related to Private Bank customers, substantially all in Spain. This compared to approximately (i) $3.1 billion of retail and small business exposures in Spain ($2.5 billion) and Greece ($0.6 billion), (ii) $0.9 billion related to held-to-maturity securitized retail assets, and (iii) $0.5 billion related to Private Bank customers as of September 30, 2013.
In addition, Citi had approximately $4.4 billion of unfunded commitments to GIIPS retail customers as of December 31, 2013, compared to $4.1 billion as of September 30, 2013. Citi’s unfunded commitments to GIIPS retail customers, in the form of unused credit card lines, are generally cancellable upon the occurrence of significant credit events, including redenomination events.

Credit Default Swaps
Citi buys and sells credit protection through credit default swaps (CDS) on underlying GIIPS entities as part of its market-making activities for clients in its trading portfolios. Citi also purchases credit protection, through CDS, to hedge its own credit exposure to these underlying entities that arises from loans to these entities or derivative transactions with these entities.
Citi buys and sells CDS as part of its market-making activity, and purchases CDS for credit protection primarily with investment grade, global financial institutions predominantly outside the GIIPS. The counterparty credit exposure that can arise from the purchase or sale of CDS including any GIIPS counterparties, is managed and mitigated through legally enforceable netting and margining agreements with a given counterparty. Thus, the credit exposure to that counterparty is measured and managed in aggregate across all products covered by a given netting or margining agreement.
The notional amount of credit protection purchased or sold on GIIPS underlying single reference entities as of December 31, 2013 is set forth in the table below. The net notional contract amounts, less mark-to-market adjustments, are included in “Net current funded exposure” in the table above and appear in either “Net trading exposure” when part of a trading strategy or in “Purchased credit protection” when purchased as a hedge against a credit exposure.
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

	CDS purchased or sold on underlying single reference entities in these countries
In billions of U.S. dollars as of December 31, 2013	GIIPS	Greece	Ireland	Italy	Portugal	Spain
Notional CDS contracts on underlying reference entities
Net purchased(1)	$(15.5)	$(0.3)	$(1.4)	$(10.2)	$(2.4)	$(5.6)
Net sold(1)	6.8	0.3	1.3	3.4	2.3	4.0
Sovereign underlying reference entity
Net purchased(1)	(12.4)	(0.0)	(0.9)	(9.2)	(1.7)	(3.9)
Net sold(1)	5.0	0.0	0.9	2.5	1.7	3.1
Financial institution underlying reference entity
Net purchased(1)	(2.0)	—	—	(1.4)	(0.3)	(0.8)
Net sold(1)	2.3	—	—	1.5	0.4	1.0
Corporate underlying reference entity
Net purchased(1)	(3.7)	(0.3)	(0.5)	(1.4)	(0.9)	(2.1)
Net sold(1)	2.4	0.3	0.5	1.2	0.8	1.1

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
The above table contains all net CDS purchased or sold on underlying GIIPS single reference entities, whether part of a trading strategy or as purchased credit protection. With respect to the $15.5 billion net purchased CDS contracts on underlying GIIPS reference entities at December 31, 2013 (compared to $14.0 billion at September 30, 2013), approximately 94% was purchased from non-GIIPS counterparties and 90% was purchased from investment grade counterparties.

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
As shown in the table below, at December 31, 2013, Citi had loaned $14.4 billion in cash through secured financing transactions with GIIPS counterparties, usually through reverse repurchase agreements (compared to $11.7 billion as of September 30, 2013). Against those loans, it held approximately $16.7 billion fair value of securities collateral (compared to $13.7 billion as of September 30, 2013). In addition, Citi held $0.1 billion in variation margin (unchanged from September 30, 2013), most of which was in cash, against all secured financing transactions.
Consistent with Citi’s risk management systems, secured financing transactions are included in the counterparty derivative mark-to-market exposure at their net credit exposure value, which is typically small or zero given the over-collateralized structure of these transactions.

In billions of dollars as of December 31, 2013	Cash financing out	Securities collateral in(1)
Lending to GIIPS counterparties through secured financing transactions	$14.4	$16.7

(1)	Citi has also received approximately $0.1 billion in variation margin, predominantly cash, associated with secured financing transactions with these counterparties.

Collateral taken in against secured financing transactions is generally high quality, marketable securities, consisting of government debt, corporate debt, or asset-backed securities. The table below sets forth the fair value of the securities collateral taken in by Citi against secured financing transactions as of December 31, 2013.

In billions of dollars as of December 31, 2013	Total	Government bonds	Municipal or Corporate bonds	Asset-backed bonds
Securities pledged by GIIPS counterparties in secured financing transaction lending(1)	$16.7	$8.6	$0.8	$7.3
Investment grade	$16.4	$8.6	$0.6	$7.3
Non-investment grade	0.1	—	0.1	—
Not rated	0.2	—	0.2	—

(1)	Total includes approximately $1.5 billion in correlated risk collateral.

Secured financing transactions can be short term or can extend beyond one year. In most cases, Citi has the right to call for additional margin daily, and can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. The table below sets forth the remaining transaction tenor for these transactions as of December 31, 2013.

	Remaining transaction tenor
In billions of dollars as of December 31, 2013	Total	<1 year	1-3 years	>3 years
Cash extended to GIIPS counterparties in secured financing transactions lending(1)	$14.4	$7.8	$1.9	$4.6

(1)	The longest remaining tenor trades mature November 2018.

Redenomination and Devaluation Risk
As referenced above, the ongoing Eurozone debt crisis and other developments in the EMU could lead to the withdrawal of one or more countries from the EMU or a partial or complete break-up of the EMU (see also “Risk Factors—Market and Economic Risks” above). If one or more countries were to leave the EMU, certain obligations relating to the exiting country could be redenominated from the Euro to a new country currency. While alternative scenarios could develop, redenomination could be accompanied by immediate devaluation of the new currency as compared to the Euro and the U.S. dollar.
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
Citi has been, and will continue to be, engaged in contingency planning for such events, particularly with respect to the GIIPS. Generally, to the extent that Citi’s local and offshore assets are approximately equal to its liabilities within the exiting country, and assuming both assets and liabilities are symmetrically redenominated and devalued, Citi believes that its risk of loss as a result of a redenomination and devaluation event would not be material. However, to the extent its local and offshore assets and liabilities are not equal, or there is asymmetrical redenomination of assets versus liabilities, Citi could be exposed to losses in the event of a redenomination and devaluation. Moreover, a number of events that could accompany a redenomination and devaluation, including a drawdown of unfunded commitments or “deposit flight,” could exacerbate any mismatch of assets and liabilities within the exiting country.
Citi’s redenomination and devaluation exposures to the GIIPS as of December 31, 2013 are not additive to the risk exposures to such countries described above. Rather, Citi’s credit risk exposures in the affected country would generally be reduced to the extent of any redenomination and devaluation of assets.
As of December 31, 2013, Citi estimates that it had net asset exposure subject to redenomination and devaluation in Italy, principally relating to derivatives contracts. Citi also estimates that, as of such date, it had net asset exposure subject to redenomination and devaluation in Spain, principally related to offshore exposures related to held-to-

maturity securitized retail assets (primarily mortgage-backed securities) (see “Retail, Small Business and Citi Private Bank” above) and government bonds. However, as of December 31, 2013, Citi’s estimated redenomination and devaluation exposure to Italy was less than Citi’s net current funded credit exposure to Italy (before purchased credit protection) as reflected in the table above. Further, as of December 31, 2013, Citi’s estimated redenomination and devaluation exposure to Spain was less than Citi’s net current funded credit exposure to Spain (before purchased credit protection) as reflected under in the table above. As of December 31, 2013, Citi had a net liability position in each of Greece, Ireland and Portugal.
As referenced above, Citi’s estimated redenomination and devaluation exposure does not include purchased credit protection. As described above, Citi has purchased credit protection primarily from investment grade, global financial institutions predominantly outside of the GIIPS. To the extent the purchased credit protection is available in a redenomination/devaluation event, any redenomination/devaluation exposure could be reduced.
Any estimates of redenomination/devaluation exposure are subject to ongoing review and necessarily involve numerous assumptions, including which assets and liabilities would be subject to redenomination in any given case, the availability of purchased credit protection and the extent of any utilization of unfunded commitments, each as referenced above. In addition, other events outside of Citi’s control-such as the extent of any deposit flight and devaluation, the imposition of exchange and/or capital controls, the requirement by U.S. regulators of mandatory loan loss and other reserve requirements or any required timing of functional currency changes and the accounting impact thereof could further negatively impact Citi in such an event. Accordingly, in an actual redenomination and devaluation scenario, Citi’s exposures could vary considerably based on the specific facts and circumstances.

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

FFIEC—Cross-Border Outstandings
Citi’s cross-border disclosures are based on the country exposure bank regulatory reporting guidelines of the Federal Financial Institutions Examination Council (FFIEC), as revised in December 2013. The tables below reflect these revised guidelines for both December 31, 2013 and 2012.
Reporting of cross-border exposure under FFIEC bank regulatory guidelines differs significantly from Citi’s country risk reporting, as described under “Country Risk” above. The more significant differences are as follows:

•
FFIEC amounts are based on the domicile of the ultimate obligor, counterparty, collateral, issuer or guarantor, as applicable, whereas Citi’s country risk reporting is based on the identification of the country where the client relationship, taken as a whole, is most directly exposed to the economic, financial, sociopolitical or legal risks.

•
FFIEC amounts do not consider the benefit of collateral received for securities financing transactions (i.e. repurchase agreements, reverse repurchase agreements and securities loaned and borrowed) and are reported based on notional amounts, while country risk amounts are reported based on the net credit exposure arising from the transaction.

•
Cross-border reporting under FFIEC guidelines permits netting of derivatives receivables and payables, reported at fair value, but only under a legally binding netting agreement with the same specific counterparty, and does not include the benefit of margin received or hedges, compared to country risk reporting which recognizes the benefit of margin and hedges and permits netting so long as under the same legally binding netting agreement.

•
The netting of long and short positions for AFS securities and trading portfolios is not permitted under FFIEC reporting, whereas such positions are reported on a net basis under country risk reporting.

•	Credit default swaps (CDS) are included under cross-border reporting based on the gross notional amount sold and purchased, and do not include any offsetting CDS on the same underlying entity, compared to country risk where CDS are reported based on the net notional amount of CDS purchased and sold, assuming zero recovery from the underlying entity and adjusted for any mark-to-market receivable or payable position.

•	FFIEC reporting requires loans be reported without the benefit of hedges, compared to country risk reporting which includes loans net of hedges and collateral.

Given the differences noted above, Citi’s cross-border exposures and total outstandings tend to fluctuate, in some cases, significantly, from period to period. As an example, because total outstandings under FFIEC guidelines do not include the benefit of margin or hedges, market volatility in interest rates, foreign exchange rates and credit spreads will cause significant fluctuations in the level of total outstandings, all else being equal.
In addition, as noted above, FFIEC bank regulatory guidelines for reporting of cross-border exposures were revised effective December 2013. These revisions resulted in changes to the presentation (including increasing the number of countries included) and calculation of Citi’s total cross-border outstandings, as compared to those previously disclosed at December 31, 2012. Specifically, the new guidelines (i) eliminate the separate reporting of “investments in and funding of local franchises” (i.e., local country assets) and require such assets to be included within the cross-border exposures below, (ii) no longer permit the offsetting of local country liabilities against local country assets, and (iii) make various changes in the categories required to be reported.

The tables below set forth the countries where Citigroup’s total outstandings exceeded 0.75% of total Citigroup assets as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Cross-Border Claims on Third Parties and Local Country Assets
In billions of U.S. dollars	Banks	Public	NBFIs(1)	Other (Corporate and Households)	Trading Assets(2)	Short Term Claims(2)	Total Outstanding(3)	Commitments and Guarantees(4)	Credit Derivatives Purchased(5)	Credit Derivatives Sold(5)
United Kingdom	$30.6	$12.3	$37.2	$31.6	$14.5	$62.3	$111.7	$17.7	$136.5	$130.9
Mexico	6.8	37.0	7.6	40.7	8.2	44.2	92.1	5.4	6.2	6.3
Japan	14.9	29.0	12.7	6.4	11.4	44.9	63.0	3.5	23.8	22.7
Cayman Islands	0.4	0.0	46.3	5.2	2.9	41.8	51.9	1.3	0.1	0.0
Korea	1.5	16.3	0.5	28.7	2.8	35.6	47.0	19.1	11.2	9.0
France	15.2	2.8	13.8	5.9	5.3	24.6	37.7	12.3	93.5	91.2
Australia	7.2	4.0	5.1	18.1	7.5	13.6	34.4	11.9	15.3	14.4
India	6.7	10.9	1.6	15.0	4.8	23.3	34.2	3.8	2.0	1.8
Germany	11.0	14.6	2.6	4.7	6.5	18.9	32.9	9.3	92.0	90.1
China: Mainland	9.1	8.7	1.5	12.9	3.1	22.5	32.2	1.6	7.1	7.4
Brazil	3.4	10.5	0.6	17.5	5.1	23.2	32.0	7.6	7.7	7.1
Singapore	2.2	9.4	1.4	16.1	0.8	13.9	29.1	2.1	1.2	1.2
Hong Kong	1.6	7.5	1.7	17.2	3.7	17.3	28.0	2.1	3.9	3.5
Netherlands	6.2	8.6	4.6	6.3	2.8	14.2	25.7	7.7	32.9	32.0
Italy	2.8	15.0	0.4	1.3	6.3	7.0	19.5	3.2	76.0	68.9
Switzerland	4.1	9.6	0.8	4.5	0.6	14.4	19.0	5.7	29.1	28.6
Taiwan	1.7	7.0	0.2	9.9	1.7	11.7	18.8	14.0	0.2	0.1
Spain	6.6	4.1	0.3	5.5	4.7	10.0	16.5	2.2	37.4	35.6

	December 31, 2012
In billions of U.S. dollars	Total Outstanding(3)	Commitments and Guarantees(4)	Credit Derivatives Purchased(5)	Credit Derivatives Sold(5)
United Kingdom	$131.0	$17.7	$138.3	$132.3
Mexico	87.2	4.8	8.0	7.6
Japan	80.0	3.9	27.0	24.9
Cayman Islands	33.1	2.2	0.1	0.1
Korea	51.4	15.5	12.5	12.7
France	45.5	11.6	118.1	113.0
Australia	39.4	11.2	21.2	19.8
India	36.8	3.6	3.1	2.6
Germany	50.3	9.1	113.2	108.1
China: Mainland	30.6	0.7	9.6	9.9
Brazil	37.3	11.1	8.5	7.8
Singapore	27.4	2.1	1.5	1.6
Hong Kong	25.9	1.9	3.4	3.3
Netherlands	27.6	7.5	39.3	36.7
Italy	20.3	3.2	75.7	67.5
Switzerland	20.1	4.7	38.5	36.9
Taiwan	19.9	14.4	0.3	0.3
Spain	14.7	1.8	44.9	42.4

(1)	Non-bank financial institutions.

(2)	Included in total outstanding.

(3)
Total outstanding include cross-border claims on third parties, as well as local country assets. Cross-border claims on third parties include cross-border loans, securities, deposits with banks, investments in affiliates and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products.

(4)
Commitments (not included in total outstanding) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC guidelines. The FFIEC definition of commitments includes commitments to local residents to be funded with local currency liabilities originated within the country.

(5)	CDS are not included in total outstanding.

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
As of December 31, 2013, Citi’s net investment in its Argentine operations was approximately $730 million, compared to $720 million as of December 31, 2012 and $750 million as of September 30, 2013. During 2013, Citi Argentina paid dividends to Citi of approximately $90 million.
Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. During the fourth quarter of 2013, devaluation of the Argentine peso continued at an accelerated rate, with an official exchange rate of 6.52 Argentine pesos to one U.S. dollar at December 31, 2013, compared to 5.79 and 4.90 Argentine pesos to one U.S. dollar at September 30, 2013 and December 31, 2012, respectively. It is expected that the devaluation of the Argentine peso will continue for the foreseeable future.
The impact of devaluations of the Argentine peso on Citi’s net investment in Argentina is reported as a translation loss in stockholders’ equity offset, to the extent hedged, by:

•	gains or losses recorded in stockholders’ equity on net investment hedges that have been designated as, and qualify for, hedge accounting under ASC 815 Derivatives and Hedging; and

•	gains or losses recorded in earnings for its U.S.-dollar-denominated monetary assets or currency futures held in Argentina that do not qualify as net investment hedges under ASC 815.

At December 31, 2013, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.30 billion (pretax), which were recorded in stockholders’ equity. The cumulative translation losses would not be reclassified into earnings unless realized upon sale or liquidation of Citi’s Argentine operations.
While Citi currently uses the Argentine peso as the functional currency for its operations in Argentina, an increase in inflation resulting in a cumulative three-year inflation rate of 100% or more would result in a change in the functional currency to the U.S. dollar. Official inflation statistics published by INDEC, the Argentine government’s statistics institute, suggest an annual inflation rate of approximately 10% to 11% for each of the three years ended December 31,

2013, whereas private institutions, economists, and local labor unions calculate the inflation rate to be closer to 25% to 30% annually over the same period. On February 1, 2013, the International Monetary Fund (IMF) issued a declaration of censure against Argentina in connection with the Argentine government’s inaccurate inflation statistics. In February 2014, the Argentine government announced the new national consumer price index (CPI), and official inflation in January 2014 under the new CPI was 3.7%. A change in the functional currency to the U.S. dollar would result in future devaluations of the Argentine peso being recorded in earnings for Citi’s Argentine peso-denominated assets and liabilities.
As noted above, Citi hedges currency risk in its net investment in Argentina to the extent possible and prudent. Suitable hedging alternatives have become less available and more expensive and may not be available to offset any future currency devaluations that could occur. Moreover, on February 4, 2014, Argentina’s central bank enacted new regulations which limit banks’ holdings of foreign currency, which could further limit Citi’s ability to hedge its currency risk by holding U.S. dollar assets in Citi Argentina.
As of December 31, 2013, Citi’s total hedges against its net investment in Argentina were approximately $940 million.
Of this amount, approximately $160 million consisted of foreign currency forwards that are recorded as net investment hedges under ASC 815. This compared to approximately $200 million as of December 31, 2012 and September 30, 2013. The decrease in the net investment hedge year-over-year and sequentially was driven by significantly increased hedging costs. In addition, Citi Argentina held both U.S.-dollar-denominated net monetary assets of approximately $470 million (compared to $280 million and $370 million as of December 31, 2012 and September 30, 2013, respectively) and foreign currency futures with a notional value of approximately $310 million (compared to $170 million as of December 31, 2012 and $200 million as of September 30, 2013), neither of which qualify as net investment hedges under ASC 815.
The ongoing economic and political situation in Argentina could lead to further governmental intervention or regulatory restrictions on foreign investments in Argentina, including further devaluation of the Argentine peso, further limits to foreign currency holdings, or the potential redenomination of certain U.S. dollar assets and liabilities into Argentine pesos, which could be accompanied by a devaluation of the Argentine peso. Any redenomination could occur at different rates (asymmetric redenomination) and/or rates other than the official foreign exchange rate. The U.S. dollar assets and liabilities subject to redenomination, as well as any gains or losses resulting from redenomination, are subject to substantial uncertainty (see “Country Risk—GIIPS Sovereign, Financial Institution and Corporate Exposures—Redenomination and Devaluation Risk” above for a general discussion of redenomination and devaluation risk). As of December 31, 2013, Citi had total third-party assets of $3.9 billion in Citi Argentina, compared to $3.8 billion at December 31, 2012, consisting of cash, loans and securities. Included in the total assets were U.S.-dollar-denominated assets of approximately $920 million, compared to $1.5 billion at December 31, 2012.

Venezuela
Since 2003, the Venezuelan government has enacted foreign exchange controls. Under these controls, the Venezuelan government’s Foreign Currency Administration Commission (CADIVI) purchases and sells foreign currency at an official foreign exchange rate fixed by the government (as of December 31, 2013, the official exchange rate was fixed at 6.3 bolivars to one U.S. dollar). The exchange controls have limited Citi’s ability to obtain U.S. dollars in Venezuela at the official foreign currency rate. Citi has not been able to acquire U.S. dollars from CADIVI since 2008.
In 2013, the Venezuelan government created the Complimentary System of Foreign Currency Acquirement (SICAD), an alternate foreign exchange mechanism in Venezuela established to settle certain import transactions. Since the SICAD commenced operations, it has conducted 15 auctions for approximately $1.7 billion. As of December 31, 2013, the rate published by SICAD for its recent auctions was 11.3 bolivars per U.S. dollar.
As of December 31, 2013, Citi used the official CADIVI exchange rate of 6.3 bolivars per U.S. dollar to re-measure foreign currency transactions in the financial statements of its Venezuelan operations (which use the U.S. dollar as the functional currency) into U.S. dollars, as the official exchange rate was the only rate legally available to Citi at December 31, 2013 in the country, despite the limited availability of U.S. dollars from CADIVI and although the official rate may not necessarily be reflective of economic reality. Re-measurement of Citi’s bolivar-denominated assets and liabilities due to changes in the exchange rate is recorded in earnings.
At December 31, 2013, Citi’s net investment in its Venezuelan operations was approximately $240 million (compared to $340 million at December 31, 2012 and $230 million at September 30, 2013), which included net monetary assets denominated in Venezuelan bolivars of approximately $220 million (compared to $290 million at December 31, 2012 and $220 million at September 30, 2013). Total third-party assets of Citi Venezuela were approximately $1.2 billion at December 31, 2013, composed primarily of cash, loans and debt securities.
In January 2014, the Venezuelan government announced that the exchange rate to be applied to foreign currency transactions related to foreign investment and various other operations will be the SICAD rate going forward. Accordingly, beginning in the first quarter of 2014, Citi will begin using the SICAD rate to remeasure its net bolivar-denominated monetary assets as this is the rate at which Citi will be able to acquire U.S. dollars. However, although the SICAD rate will be applicable to U.S. dollar purchases, Citi does not expect to be able to buy U.S. dollars in Venezuela in the foreseeable future. Based on the February 21, 2014 SICAD auction rate of 11.8 bolivars per U.S. dollar, Citi estimates that it will incur an approximate $110 million foreign currency loss in the first quarter of 2014, which could increase if the bolivar continues to devalue in the SICAD market. Additionally, beginning in the first quarter of 2014,

Citi’s revenues and expenses will be translated at the SICAD rate, and any further devaluations of the bolivar in the SICAD market will result in foreign exchange losses in the future.
More recently, the Venezuelan government has also announced the creation of a new foreign exchange market (SICAD II).  Once the details of this new foreign exchange market have been announced, Citi will determine whether further changes to the foreign exchange rate used to translate Citi’s results in Venezuela are necessary.  Any further changes could negatively affect Citi’s financial results in the future.

Egypt
There has been ongoing political transition and sporadic civil unrest in Egypt, contributing to significant economic uncertainty and volatility. Citi operates in Egypt through a branch of Citibank N.A., and uses the Egyptian pound as the functional currency to translate its financial statements into U.S. dollars using quoted exchange rates. As of December 31, 2013, Citi’s net investment in Egypt was approximately $250 million, unchanged from September 30, 2013, and Citi had cumulative translation losses related to its investment in Egypt, net of qualifying net investment hedges, of approximately $123 million (pretax), compared to approximately $116 million (pretax) as of September 30, 2013. Substantially all of the net investment is hedged with forward foreign-exchange derivatives. Total third-party assets of the Egypt Citibank, N.A. branch were approximately $1.6 billion (largely unchanged from September 30, 2013), composed primarily of cash on deposit with the Central Bank of Egypt, loans and short-term local government debt securities. A significant majority of these third-party assets were funded with local deposit liabilities. Citi continues to closely monitor the political and economic situation in Egypt, and will continue to take actions to mitigate its exposures to potential risk events.

Ukraine
There have been political changes, civil unrest and military action in Ukraine, contributing to significant economic uncertainty and volatility. Citi operates in Ukraine through a subsidiary of Citibank, N.A., and uses the U.S. dollar as the functional currency. As of December 31, 2013, Citi’s net investment in Ukraine was approximately $130 million. Substantially all of the net investment is hedged with a Ukraine sovereign bond indexed to foreign exchange rates which is subject to sovereign political risk. Total third-party assets of the Ukraine Citibank subsidiary were approximately $0.6 billion, as of December 31, 2013, composed primarily of cash on deposit with the Central Bank of Ukraine, short-term local government debt securities and corporate loans. A significant majority of these third-party assets were funded with local deposit liabilities. Citi continues to closely monitor the political, economic and military situation in Ukraine, and will continue to take actions to mitigate its exposures to potential risk events.

FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND FVO LIABILITIES
The following discussion relates to the derivative obligor information and the fair valuation for derivatives and liabilities for which the fair value option (FVO) has been elected. See Notes 25 and 26 to the Consolidated Financial Statements for additional information on Citi’s derivative activities and FVO liabilities, respectively.

Fair Valuation Adjustments for Derivatives
The fair value adjustments applied by Citi to its derivative carrying values consist of the following items:

•
Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 25 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity reserve is adjusted to take into account the size of the position. Citi uses the relevant benchmark curve for the currency of the derivative (e.g., the London Interbank Offered Rate for U.S. dollar derivatives) as the discount rate for uncollateralized derivatives. As of December 31, 2013, Citi has not recognized any valuation adjustments to reflect the cost of funding uncollateralized derivative positions beyond that implied by the relevant benchmark curve. Citi continues to monitor market practices and activity with respect to discounting in derivative valuation.

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
The CVA is designed to incorporate a market view of the credit risk inherent in the derivative portfolio. However, most unsecured derivative instruments are negotiated bilateral contracts and are not commonly transferred to third parties. Derivative instruments are normally settled contractually or, if terminated early, are terminated at a value negotiated bilaterally between the counterparties. Therefore, the CVA (both counterparty and own-credit) may not be realized upon a settlement or termination in the normal course of business. In addition, all or a portion of the CVA may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of Citi or its counterparties, or changes in the credit mitigants (collateral and netting agreements) associated with the derivative instruments.
The table below summarizes the CVA applied to the fair value of derivative instruments for the periods indicated:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	December 31, 2013	December 31, 2012
Counterparty CVA	$(1,733)	$(2,971)
Citigroup (own-credit) CVA	651	918
Total CVA—derivative instruments	$(1,082)	$(2,053)

Own Debt Valuation Adjustments
Own debt valuation adjustments (DVA) are recognized on Citi’s liabilities for which the fair value option (FVO) has been elected using Citi’s credit spreads observed in the bond market. Accordingly, the fair value of the liabilities for which the fair value option has been elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of Citi’s credit spreads. Changes in fair value resulting from changes in Citi’s instrument-specific credit risk are estimated by incorporating Citi’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO liabilities for the periods indicated:

	Credit/debt valuation adjustment gain (loss) (1)
In millions of dollars	2013	2012	2011
Derivative counterparty CVA	$291	$805	$(830)
Derivative own-credit CVA	(223)	(1,126)	863
Total CVA—derivative instruments	$68	$(321)	$33
DVA related to own FVO liabilities	$(410)	$(2,009)	$1,773
Total CVA and DVA	$(342)	$(2,330)	$1,806

(1)	Amounts do not include CVA related to monoline counterparties for the years 2012 and 2011. In addition, CVA and DVA amounts do not include losses related to counterparty credit risk on non-derivative instruments, such as bonds and loans.

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
Citi generally has a mismatch between the total notional amounts of protection purchased and sold, and it may hold the reference assets directly, rather than entering into offsetting credit derivative contracts as and when desired. The open risk exposures from credit derivative contracts are largely matched after certain cash positions in reference assets are considered and after notional amounts are adjusted, either to a duration-based equivalent basis or to reflect the level of subordination in tranched structures.
Citi monitors its counterparty credit risk in credit derivative contracts. As of December 31, 2013 and December 31, 2012, approximately 97% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
The ratings of the credit derivatives portfolio presented in the following table are based on the assigned internal or external ratings of the referenced asset or entity. Where external ratings are used, investment-grade ratings are considered to be ‘Baa/BBB’ and above, while anything below is considered non-investment grade. Citi’s internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the “not rated” category and are primarily related to credit default swaps and other derivatives referencing investment grade and high yield credit index products and customized baskets.

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of December 31, 2013 and 2012:
December 31, 2013

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Bank	$24,992	$23,455	$739,646	$727,748
Broker-dealer	8,840	9,820	254,250	224,073
Non-financial	138	162	4,930	2,820
Insurance and other financial institutions	6,447	7,922	216,236	188,722
Total by industry/counterparty	$40,417	$41,359	$1,215,062	$1,143,363
By instrument
Credit default swaps and options	$40,233	$39,930	$1,201,716	$1,141,864
Total return swaps and other	184	1,429	13,346	1,499
Total by instrument	$40,417	$41,359	$1,215,062	$1,143,363
By rating
Investment grade	$12,062	$11,691	$576,844	$546,011
Non-investment grade	15,216	14,188	173,980	170,789
Not rated	13,139	15,480	464,238	426,563
Total by rating	$40,417	$41,359	$1,215,062	$1,143,363
By maturity
Within 1 year	$2,901	$3,262	$254,305	$221,562
From 1 to 5 years	31,674	32,349	883,879	853,391
After 5 years	5,842	5,748	76,878	68,410
Total by maturity	$40,417	$41,359	$1,215,062	$1,143,363
Note: Fair values shown in table above are prior to application of any netting agreements, cash collateral, and market or credit valuation adjustments (CVA).

(1)	The fair value amounts receivable were $13,744 million and $26,673 million under protection purchased and sold, respectively.

(2)	The fair value amounts payable were $28,723 million and $12,636 million under protection purchased and sold, respectively.

December 31, 2012

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Bank	$33,938	$31,914	$914,542	$863,411
Broker-dealer	13,302	14,098	321,418	304,968
Monoline	5	—	141	—
Non-financial	210	164	4,022	3,241
Insurance and other financial institutions	6,671	6,486	194,166	174,874
Total by industry/counterparty	$54,126	$52,662	$1,434,289	$1,346,494
By instrument
Credit default swaps and options	$54,024	$51,270	$1,421,122	$1,345,162
Total return swaps and other	102	1,392	13,167	1,332
Total by instrument	$54,126	$52,662	$1,434,289	$1,346,494
By rating
Investment grade	$17,236	$16,252	$694,590	$637,343
Non-investment grade	22,385	20,420	210,478	200,529
Not rated	14,505	15,990	529,221	508,622
Total by rating	$54,126	$52,662	$1,434,289	$1,346,494
By maturity
Within 1 year	$4,826	$5,324	$311,202	$287,670
From 1 to 5 years	37,660	37,311	1,014,459	965,059
After 5 years	11,640	10,027	108,628	93,765
Total by maturity	$54,126	$52,662	$1,434,289	$1,346,494
Note: Fair values shown in table above are prior to application of any netting agreements, cash collateral, and market or CVA.

(1)	The fair value amounts receivable were $34,416 million and $19,710 million under protection purchased and sold, respectively.

(2)	The fair value amounts payable were $20,832 million and $31,830 million under protection purchased and sold, respectively.

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
Substantially all of the assets and liabilities described in the preceding paragraph are reflected at fair value on Citi’s Consolidated Balance Sheet. In addition, certain loans, short-term borrowings, long-term debt and deposits, as well as certain securities borrowed and loaned positions that are collateralized with cash, are carried at fair value. Approximately 39.0% and 42.7% of total assets, and 11.6% and 16.0% of total liabilities, were accounted for at fair value as of December 31, 2013 and 2012, respectively.
When available, Citi generally uses quoted market prices to determine fair value and classifies such items within Level 1 of the fair value hierarchy established under ASC 820-10, Fair Value Measurement (see Note 25 to the Consolidated Financial Statements). If quoted market prices are not available, fair value is based upon internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates and option volatilities. Where a model is internally developed and used to price a significant product, it is subject to validation and testing by Citi’s separate model verification group. Such models are often based on a discounted cash flow analysis. In addition, items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified under the fair value hierarchy as Level 3 even though there may be some significant inputs that are readily observable.
The credit crisis caused some markets to become illiquid, thus reducing the availability of certain observable data used by Citi’s valuation techniques. This illiquidity, in at least certain markets, continued through 2013. When or if liquidity returns to these markets, the valuations will revert to using the related observable inputs in verifying internally calculated values. For additional information on Citigroup’s fair value analysis, see Notes 25 and 26 to the Consolidated Financial Statements.

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
Management assesses equity method investments with fair value less than carrying value for OTTI, as discussed in Note 14 to the Consolidated Financial Statements. For

investments that management does not plan to sell prior to recovery of value, or Citi is not likely to be required to sell, various factors are considered in assessing OTTI. For investments that Citi plans to sell prior to recovery of value, or would likely be required to sell and there is no expectation that the fair value will recover prior to the expected sale date, the full impairment would be recognized in the Consolidated Statement of Income.

CVA/DVA Methodology
ASC 820-10 requires that Citi’s own credit risk be considered in determining the market value of any Citi liability carried at fair value. These liabilities include derivative instruments as well as debt and other liabilities for which the fair value option has been elected. The credit valuation adjustment (CVA) also incorporates the market view of the counterparty credit risk in the valuation of derivative assets. The CVA is recognized on the Consolidated Balance Sheet as a reduction or increase in the associated derivative asset or liability to arrive at the fair value (carrying value) of the derivative asset or liability. The debt valuation adjustment (DVA) is recognized on the balance sheet as a reduction or increase in the associated fair value option debt liability to arrive at the fair value of the liability. For additional information, see “Fair Value Adjustments for Derivatives and FVO Liabilities” above.

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

Statistically Calculated Losses Inherent in the Classifiably Managed Portfolio for Performing and De Minimus Non-Performing Exposures.
The calculation is based upon: (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major credit rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2012, and internal data dating to the early 1970s on severity of losses in the event of default. Adjustments may be made to this data. Such adjustments include: (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio; and (ii) adjustments made for specifically known items, such as current environmental factors and credit trends.
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
This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on Citi’s credit costs in any period and could result in a change in the allowance. Changes to the allowance are recorded in the Provision for loan losses.

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
For a further description of the loan loss reserve and related accounts, see Notes 1 and 16 to the Consolidated Financial Statements.

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

Goodwill
Citigroup has recorded on its Consolidated Balance Sheet goodwill of $25.0 billion (1.3% of assets) and $25.7 billion (1.4% of assets) at December 31, 2013 and December 31, 2012, respectively. Goodwill is tested for impairment annually on July 1 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No goodwill impairment was recorded during 2013, 2012 and 2011.
As discussed in Note 3 to the Consolidated Financial Statements, as of December 31, 2013, Citigroup consists of the following business segments: Global Consumer Banking, Institutional Clients Group, Corporate/Other and Citi Holdings. Goodwill impairment testing is performed at the level below the business segment (referred to as reporting unit). Goodwill is allocated to Citi’s reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the allocated goodwill. The nine reporting units at December 31, 2013 were North America Regional Consumer Banking, EMEA Regional Consumer Banking, Asia Regional Consumer Banking, Latin America Regional Consumer Banking, Securities and Banking, Transaction Services, Latin America Retirement Services, Citi Holdings—Cards and Citi Holdings—Other.
The reporting unit structure in 2013 was the same as the reporting unit structure in 2012, although selected names were changed and certain underlying businesses were transferred between certain reporting units in the third quarter of 2013. Specifically, assets were transferred from the legacy Brokerage Asset Management reporting unit to the Special Asset Pool, both components within the Citi Holdings segment. While goodwill affected by the reorganization is reassigned to reporting units that receive businesses using a relative fair value approach, no goodwill was allocated to this transferred portfolio as the assets do not represent a business as defined by GAAP and therefore goodwill allocation was not appropriate. The legacy reporting unit was renamed as Latin America Retirement Services, and continues to hold the $42 million of goodwill as of December 31, 2013. Additionally, the legacy Local Consumer Lending— Cards reporting unit was renamed Citi Holdings—Cards, but no changes were made to the businesses and assets assigned to the reporting unit. An interim goodwill impairment test was performed on the impacted reporting units as of July 1, 2013, resulting in no impairment.
Under ASC 350, Intangibles—Goodwill and Other, the goodwill impairment analysis is done in two steps. Citi has an option to assess qualitative factors to determine if it is necessary to perform the goodwill impairment test. If, after assessing the totality of events or circumstances, Citi determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, Citi determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then Citi is required to perform the first step of the two-step goodwill impairment test.
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
The carrying value used in both steps of the impairment test for each reporting unit is derived by allocating Citigroup’s total stockholders’ equity to each component (defined below) based on regulatory capital and tangible common equity assessed for each component. The assigned carrying value of Citi’s nine reporting units, plus the legacy Special Asset Pool and Corporate/Other (together the “components”), is equal to Citigroup’s total stockholders’ equity. Regulatory capital is derived using each component’s Basel III risk-weighted assets. Specifically identified Basel III capital deductions are then added to the components’ regulatory capital to assign Citigroup’s total tangible common equity. In allocating

Citigroup’s total stockholders’ equity to each component, the reported goodwill and intangibles associated with each reporting unit are specifically included in the carrying amount of the respective reporting units, and the remaining stockholders’ equity is then allocated to each component based on the relative tangible common equity associated with each component.
Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and/or the income approach (discounted cash flow (DCF) method). In applying these methodologies, Citi utilizes a number of factors, including actual operating results, future business plans, economic projections and market data. Citi prepares a formal three-year strategic plan for its businesses on an annual basis. These projections incorporate certain external economic projections developed at the point in time the plan is developed. For the purpose of performing any impairment test, the most recent three-year forecast available is updated by Citi to reflect current economic conditions as of the testing date. Citi used the updated long-range financial forecasts as a basis for its annual goodwill impairment test. Management may engage an independent valuation specialist to assist in Citi’s valuation process.
Citigroup engaged an independent valuation specialist in 2013 and 2012 to assist in Citi’s valuation for most of the reporting units employing both the market approach and DCF method. Citi believes that the DCF method, using management projections for the selected reporting units and an appropriate risk-adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. For the reporting units where both methods were utilized in 2013 and 2012, the resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.
The DCF method used at the time of each impairment test used discount rates that Citi believes adequately reflected the risk and uncertainty in the financial markets generally and specifically in the internally generated cash flow projections. The DCF method employs a capital asset pricing model in estimating the discount rate. Citi continues to value the remaining reporting units where it believes the risk of impairment to be low, primarily using the market approach.
Citi performs its annual goodwill impairment test as of July 1. The results of the 2013 annual impairment test validated that the fair values exceeded the carrying values for the reporting units that had goodwill at the testing date. Citi is also required to test goodwill for impairment whenever events or circumstances make it more likely than not that impairment may have occurred, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit, or a significant decline in Citi’s stock price. No other interim goodwill impairment tests were performed during 2013, outside of the test performed during the third quarter after the reporting unit reorganization, as discussed above.

Since none of the Company’s reporting units are publicly traded, individual reporting unit fair value determinations cannot be directly correlated to Citigroup’s common stock price. The sum of the fair values of the reporting units at July 1, 2013 exceeded the overall market capitalization, of Citi as of July 1, 2013. However, Citi believes that it was not meaningful to reconcile the sum of the fair values of Citi’s reporting units to its market capitalization as the market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk or a business model that is perceived to be as complex.
See Note 17 to the Consolidated Financial Statements for additional information on goodwill, including the changes in the goodwill balance year-over-year and the reporting unit goodwill balances as of December 31, 2013.

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
In establishing a provision for income tax expense, Citi must make judgments and interpretations about the application of these inherently complex tax laws. Citi must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign. Deferred taxes are recorded for the future consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. Deferred tax assets (DTAs) are recognized subject to management’s judgment that realization is more likely than not. See Note 9 to the Consolidated Financial Statements for a further discussion of Citi’s tax provision and related income tax assets and liabilities.

DTAs
At December 31, 2013, Citi had recorded net DTAs of $52.8 billion, a decrease of $2.5 billion (including approximately $700 million in the fourth quarter of 2013) from $55.3 billion at December 31, 2012. The decrease in total DTAs year-over-year was due to the earnings of Citicorp, partially offset by the continued negative impact of Citi Holdings on U.S. taxable income. Foreign tax credits (FTCs) composed approximately $19.6 billion of Citi’s DTAs as of December 31, 2013, compared to approximately $22 billion as of December 31, 2012. The decrease in FTCs year-over-year was due to the generation of U.S. taxable income and represented $2.4 billion of the $2.5 billion decrease in Citi’s overall DTAs noted above. The FTCs carry-forward periods represent the most time-sensitive component of Citi’s DTAs. For a tabular summary of Citi’s net DTAs balance as of December 31, 2013, including the FTCs and applicable expiration dates of the FTCs, see Note 9 to the Consolidated Financial Statements.
While Citi’s net total DTAs decreased year-over-year, the time remaining for utilization has shortened, given the passage of time, particularly with respect to the FTC component of the DTAs. Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $52.8 billion at December 31, 2013 is more likely than not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. In general, Citi would need to generate approximately $98 billion of U.S. taxable income during the FTC carry-forward periods to prevent this most time-sensitive component of Citi’s DTAs from expiring. Citi’s net DTAs will decline primarily as additional domestic GAAP taxable income is generated.
Citi has concluded that two components of positive evidence support the full realization of its DTAs. First, Citi forecasts sufficient U.S. taxable income in the carry-forward periods, exclusive of ASC 740 tax planning strategies. Citi’s forecasted taxable income, which will continue to be subject to overall market and global economic conditions, incorporates geographic business forecasts and taxable income adjustments to those forecasts (e.g., U.S. tax exempt income, loan loss reserves deductible for U.S. tax reporting in subsequent years), and actions intended to optimize its U.S. taxable earnings.
Second, Citi has sufficient tax planning strategies available to it under ASC 740 that would be implemented, if necessary, to prevent a carry-forward from expiring. These strategies include: repatriating low taxed foreign source earnings for which an assertion that the earnings have been indefinitely reinvested has not been made; accelerating U.S. taxable income into, or deferring U.S. tax deductions out of, the latter years of the carry-forward period (e.g., selling appreciated intangible assets, electing straight-line depreciation); accelerating deductible temporary differences outside the U.S.; and selling certain assets that produce tax-exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carry-forward periods.
Based upon the foregoing discussion, Citi believes the U.S. federal and New York state and city net operating loss carry-forward period of 20 years provides enough time to fully utilize the DTAs pertaining to the existing net operating loss carry-forwards and any net operating loss that would be created by the reversal of the future net deductions that have not yet been taken on a tax return.
With respect to the FTCs component of the DTAs, the carry-forward period is 10 years. Citi believes that it will generate sufficient U.S. taxable income within the 10-year carry-forward period to be able to fully utilize the FTCs, in addition to any FTCs produced in such period, which must be used prior to any carry-forward utilization.

Litigation Accruals
See the discussion in Note 28 to the Consolidated Financial Statements for information regarding Citi’s policies on establishing accruals for litigation and regulatory contingencies.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citi management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2013, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
The effectiveness of Citi’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2013.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In addition, Citigroup also may make forward-looking statements in its other documents filed or furnished with the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
Generally, forward-looking statements are not based on historical facts but instead represent Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included throughout this Form 10-K and the risks and uncertainties listed and described under “Risk Factors” above and summarized below:

•
regulatory changes and uncertainties faced by Citi in the U.S. and non-U.S. jurisdictions in which it operates and the potential impact these changes and uncertainties could have on Citi’s business planning, compliance risks and costs and overall results of operations;

•
continued uncertainty arising from numerous aspects of the regulatory capital requirements applicable to Citi, including Citi’s continued implementation of the final U.S. Basel III rules and the ongoing regulatory review of Citi’s risk models, and the potential impact these uncertainties could have on Citi’s ability to meet its capital requirements as it projects or as required;

•	the potential impact of U.S. and international derivatives regulation on Citi’s competitiveness, compliance costs and regulatory and reputational risks and results of operations;

•
ongoing implementation of proprietary trading restrictions under the “Volcker Rule” and similar international proposals and the potential impact of these reforms on Citi’s global market-making businesses, results of operations and compliance risks and costs;

•
the potential impact to Citi’s businesses and capital and funding structure as a result of regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions;

•	additional regulations with respect to securitizations and the potential impact to Citi and its businesses;

•
continued uncertainty relating to the sustainability and pace of economic recovery and growth in the U.S. and globally and the potential impact fiscal and monetary actions taken by U.S. and non-U.S. authorities may have on economic recovery and growth, global trading markets, and the emerging markets, as well as Citi’s businesses and results of operations;

•
any significant global economic downturn or disruption, including a significant decline in global trade volumes, on Citi’s businesses, results of operations and financial condition, particularly as compared to Citi’s competitors;

•
uncertainty arising from the level of U.S. government debt or a potential U.S. government default or downgrade of the U.S. government credit rating on Citi’s businesses, results of operations, capital, funding and liquidity;

•
risks arising from Citi’s extensive operations outside of the U.S., including in the emerging markets, including foreign exchange controls, limitations on foreign investments, sociopolitical instability, fraud, nationalization, closure of branches or subsidiaries and confiscation of assets, as well as increased compliance and regulatory risks and costs;

•
ongoing economic and fiscal issues in the Eurozone and the potential outcomes that could occur, including the exit of one or more countries from the European Monetary Union and any resulting redenomination/revaluation, and the potential impact, directly or indirectly, on Citi’s businesses, results of operations or financial condition;

•
uncertainty regarding the future quantitative liquidity requirements applicable to Citi and the potential impact these requirements could have on Citi’s liquidity ratios, planning, management and funding;

•
potential impacts on Citi’s liquidity and/or costs of funding as a result of external factors, such as market disruptions, governmental fiscal and monetary policies and changes in Citi’s credit spreads;

•	reductions in Citi’s or its more significant subsidiaries’ credit ratings and the potential impact on Citi’s funding and liquidity, as well as the results of operations for certain of its businesses;

•
the potential impact on Citi’s businesses, business practices, reputation, financial condition or results of operations from the extensive legal and regulatory proceedings, investigations and inquiries to which Citi is subject, including those related to Citi’s U.S. mortgage-related activities, Citi’s contribution to, or trading in products linked to, various rates or benchmarks, and its anti-money laundering programs;

•	the potential impact to Citi’s delinquency rates, loan loss reserves and net credit losses as Citi’s revolving home equity lines of credit begin to “reset”;

•
results from the Comprehensive Capital Analysis and Review (CCAR) process and evolving supervisory stress tests and the potential impacts on Citi’s ability to return capital to shareholders and market perceptions of Citi;

•	Citi’s ability to successfully execute on and achieve its ongoing execution priorities and the potential impact its inability to do so could have on the achievement of its 2015 financial targets;

•
Citi’s ability to utilize its deferred tax assets (DTAs), including the foreign tax credit components of its DTAs, and thus utilize the regulatory capital supporting its DTAs for more productive purposes;

•
the potential impact on the value of Citi’s DTAs if corporate tax rates in the U.S. or certain state or foreign jurisdictions decline, or if other changes are made to the U.S. tax system, such as changes to the tax treatment of foreign business income;

•
the possibility that Citi’s interpretation or application of the extensive tax laws to which it is subject, such as with respect to withholding tax obligations and stamp and other transactional taxes, could differ from that of the relevant governmental taxing authorities;

•
Citi’s failure to maintain its contractual relationships with various third-party retailers and merchants within its U.S. credit card businesses in NA RCB, and the potential impact any such failure could have on the results of operations or financial condition of those businesses;

•
the potential impact to Citi from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses;

•	the potential impact on Citi’s performance, including its competitive position and ability to execute its strategy, if Citi is unable to hire or retain qualified employees;

•
incorrect assumptions or estimates in Citi’s financial statements, and the potential impact of regulatory changes to financial accounting and reporting standards on how Citi records and reports its financial condition and results of operations;

•	changes in the administration of or method for determining LIBOR on the value of any LIBOR-linked securities and other financial obligations held or issued by Citi; and

•	the effectiveness of Citi’s risk management and mitigation processes and strategies, including the effectiveness of its risk models.

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

We have audited Citigroup Inc. and subsidiaries’ (the “Company” or “Citigroup”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citigroup’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 3, 2014

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME    Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars, except per share amounts	2013	2012	2011
Revenues
Interest revenue	$62,970	$67,298	$71,858
Interest expense	16,177	20,612	24,209
Net interest revenue	$46,793	$46,686	$47,649
Commissions and fees	$13,113	$12,732	$12,665
Principal transactions	7,121	4,781	7,234
Administration and other fiduciary fees	4,089	4,012	3,995
Realized gains on sales of investments, net	748	3,251	1,997
Other-than-temporary impairment losses on investments
Gross impairment losses (1)	(633)	(5,037)	(2,413)
Less: Impairments recognized in AOCI	98	66	159
Net impairment losses recognized in earnings	$(535)	$(4,971)	$(2,254)
Insurance premiums	$2,280	$2,395	$2,561
Other revenue (2)	2,757	242	3,484
Total non-interest revenues	$29,573	$22,442	$29,682
Total revenues, net of interest expense	$76,366	$69,128	$77,331
Provisions for credit losses and for benefits and claims
Provision for loan losses	$7,604	$10,458	$11,336
Policyholder benefits and claims	830	887	972
Provision (release) for unfunded lending commitments	80	(16)	51
Total provisions for credit losses and for benefits and claims	$8,514	$11,329	$12,359
Operating expenses
Compensation and benefits	$23,967	$25,119	$25,614
Premises and equipment	3,165	3,266	3,310
Technology/communication	6,136	5,829	5,055
Advertising and marketing	1,888	2,164	2,268
Other operating	13,199	13,596	14,003
Total operating expenses (3)	$48,355	$49,974	$50,250
Income (loss) from continuing operations before income taxes	$19,497	$7,825	$14,722
Provision for income taxes	5,867	7	3,575
Income from continuing operations	$13,630	$7,818	$11,147
Discontinued operations
Loss from discontinued operations	$(242)	$(109)	$(75)
Gain (loss) on sale	268	(1)	155
Provision (benefit) for income taxes	(244)	(52)	12
Income (loss) from discontinued operations, net of taxes	$270	$(58)	$68
Net income before attribution of noncontrolling interests	$13,900	$7,760	$11,215
Noncontrolling interests	227	219	148
Citigroup’s net income	$13,673	$7,541	$11,067
Basic earnings per share (4)(5)
Income from continuing operations	$4.27	$2.53	$3.71
Income (loss) from discontinued operations, net of taxes	0.09	(0.02)	0.02
Net income	$4.35	$2.51	$3.73
Weighted average common shares outstanding	3,035.8	2,930.6	2,909.8
Diluted earnings per share (4)(5)
Income from continuing operations	$4.26	$2.46	$3.60
Income (loss) from discontinued operations, net of taxes	0.09	(0.02)	0.02
Net income	$4.35	$2.44	$3.63
Adjusted weighted average common shares outstanding (4)	3,041.6	3,015.5	2,998.8

(1)
2012 includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi’s then-remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB), as well as the recognition of a $1,181 million impairment charge related to Citi’s investment in Akbank. The remaining MSSB interest was sold during 2013. See Note 14 to the Consolidated Financial Statements.

(2)
Other revenue for 2012 includes a $1,344 million loss related to the sale of a 14% interest in MSSB, as well as the recognition of a $424 million loss related to the sale of a 10.1% stake in Akbank T.A.S. See Note 14 to the Consolidated Financial Statements.

(3)	Citigroup recorded repositioning charges of $590 million for 2013, $1,375 million for 2012 and $706 million for 2011.

(4)	All per share amounts and Citigroup shares outstanding for all periods reflect Citigroup’s 1-for-10 reverse stock split, which was effective May 6, 2011.

(5)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2013	2012	2011
Net income before attribution of noncontrolling interests	$13,900	$7,760	$11,215
Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$(2,321)	$632	$2,360
Net change in cash flow hedges, net of taxes	1,048	527	(170)
Benefit plans liability adjustment, net of taxes (1)	1,281	(988)	(177)
Net change in foreign currency translation adjustment, net of taxes and hedges	(2,245)	721	(3,524)
Citigroup’s total other comprehensive income (loss)	$(2,237)	$892	$(1,511)
Net income attributable to noncontrolling interests	$227	$219	$148
Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$(27)	$32	$(5)
Net change in foreign currency translation adjustment, net of taxes	10	58	(87)
Total other comprehensive income (loss) attributable to noncontrolling interests	$(17)	$90	$(92)
Total comprehensive income attributable to noncontrolling interests	210	309	56
Citigroup’s comprehensive income	$11,436	$8,433	$9,556
(1)    Primarily reflects adjustments based on the year-end actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                         Citigroup Inc. and Subsidiaries

	December 31,
In millions of dollars	2013	2012
Assets
Cash and due from banks (including segregated cash and other deposits)	$29,885	$36,453
Deposits with banks	169,005	102,134
Federal funds sold and securities borrowed or purchased under agreements to resell (including $141,481 and $160,589 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	257,037	261,311
Brokerage receivables	25,674	22,490
Trading account assets (including $106,695 and $105,458 pledged to creditors at December 31, 2013 and December 31, 2012, respectively)	285,928	320,929
Investments (including $26,989 and $21,423 pledged to creditors at December 31, 2013 and December 31, 2012, respectively, and $291,216 and $294,463 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	308,980	312,326
Loans, net of unearned income
Consumer (including $957 and $1,231 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	393,831	408,671
Corporate (including $4,072 and $4,056 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	271,641	246,793
Loans, net of unearned income	$665,472	$655,464
Allowance for loan losses	(19,648)	(25,455)
Total loans, net	$645,824	$630,009
Goodwill	25,009	25,673
Intangible assets (other than MSRs)	5,056	5,697
Mortgage servicing rights (MSRs)	2,718	1,942
Other assets (including $7,123 and $13,299 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	125,266	145,660
Assets of discontinued operations held for sale	—	36
Total assets	$1,880,382	$1,864,660

The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page and are in excess of those obligations. Additionally, the assets in the table below include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	December 31,
In millions of dollars	2013	2012
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Cash and due from banks	$360	$498
Trading account assets	977	481
Investments	10,416	10,751
Loans, net of unearned income
Consumer (including $910 and $1,191 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	63,493	93,936
Corporate (including $14 and $157 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	31,919	23,684
Loans, net of unearned income	$95,412	$117,620
Allowance for loan losses	(3,502)	(5,854)
Total loans, net	$91,910	$111,766
Other assets	1,233	674
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$104,896	$124,170
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                        Citigroup Inc. and Subsidiaries
(Continued)

	December 31,
In millions of dollars, except shares and per share amounts	2013	2012
Liabilities
Non-interest-bearing deposits in U.S. offices	$128,399	$129,657
Interest-bearing deposits in U.S. offices (including $988 and $889 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	284,164	247,716
Non-interest-bearing deposits in offices outside the U.S.	69,406	65,024
Interest-bearing deposits in offices outside the U.S. (including $689 and $558 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	486,304	488,163
Total deposits	$968,273	$930,560
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $51,545 and $116,689 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	203,512	211,236
Brokerage payables	53,707	57,013
Trading account liabilities	108,762	115,549
Short-term borrowings (including $3,692 and $818 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	58,944	52,027
Long-term debt (including $26,877 and $29,764 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	221,116	239,463
Other liabilities (including $2,011 and $2,910 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	59,935	67,815
Liabilities of discontinued operations held for sale	—	—
Total liabilities	$1,674,249	$1,673,663
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 269,520 as of December 31, 2013 and 102,038 as of December 31, 2012, at aggregate liquidation value	$6,738	$2,562
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,062,098,976 as of December 31, 2013 and 3,043,153,204 as of December 31, 2012	31	30
Additional paid-in capital	107,193	106,391
Retained earnings	111,168	97,809
Treasury stock, at cost: December 31, 2013—32,856,062 shares and December 31, 2012—14,269,301 shares	(1,658)	(847)
Accumulated other comprehensive income (loss)	(19,133)	(16,896)
Total Citigroup stockholders’ equity	$204,339	$189,049
Noncontrolling interest	1,794	1,948
Total equity	$206,133	$190,997
Total liabilities and equity	$1,880,382	$1,864,660

The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

	December 31,
In millions of dollars	2013	2012
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$21,793	$15,637
Long-term debt (including $909 and $1,330 as of December 31, 2013 and December 31, 2012, respectively, at fair value)	34,743	26,346
Other liabilities	999	1,224
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$57,535	$43,207
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY    Citigroup Inc. and Subsidiaries

	Years ended December 31,
		Amounts			Shares
In millions of dollars, except shares in thousands	2013	2012	2011	2013	2012	2011
Preferred stock at aggregate liquidation value
Balance, beginning of year	$2,562	$312	$312	102	12	12
Issuance of new preferred stock	4,270	2,250	—	171	90	—
Redemption of preferred stock	(94)	$—	—	(3)	—	—
Balance, end of period	$6,738	$2,562	$312	270	102	12
Common stock and additional paid-in capital
Balance, beginning of year	$106,421	$105,833	$101,316	3,043,153	2,937,756	2,922,402
Employee benefit plans	878	597	766	18,930	9,037	3,540
Preferred stock issuance expense	(78)	—	—	—	—	—
Issuance of shares and T-DECs for TARP repayment	—	—	—	—	96,338	—
ADIA Upper DECs equity units purchase contract	—	—	3,750	—	—	11,781
Other	3	(9)	1	16	22	33
Balance, end of period	$107,224	$106,421	$105,833	3,062,099	3,043,153	2,937,756
Retained earnings
Balance, beginning of year	$97,809	$90,520	$79,559
Adjustment to opening balance, net of taxes (1)	—	(107)	—
Adjusted balance, beginning of period	$97,809	$90,413	$79,559
Citigroup’s net income	13,673	7,541	11,067
Common dividends (2)	(120)	(120)	(81)
Preferred dividends	(194)	(26)	(26)
Other	—	1	1
Balance, end of period	$111,168	$97,809	$90,520
Treasury stock, at cost
Balance, beginning of year	$(847)	$(1,071)	$(1,442)	(14,269)	(13,878)	(16,566)
Issuance of shares pursuant to employee benefit plans	26	229	372	(1,629)	(253)	2,714
Treasury stock acquired (3)	(837)	(5)	(1)	(16,958)	(138)	(26)
Balance, end of period	$(1,658)	$(847)	$(1,071)	(32,856)	(14,269)	(13,878)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(16,896)	$(17,788)	$(16,277)
Net change in Citigroup’s Accumulated other comprehensive income (loss)	(2,237)	892	(1,511)
Balance, end of period	$(19,133)	$(16,896)	$(17,788)
Total Citigroup common stockholders’ equity	$197,601	$186,487	$177,494	3,029,243	3,028,884	2,923,878
Total Citigroup stockholders’ equity	$204,339	$189,049	$177,806
Noncontrolling interest
Balance, beginning of year	$1,948	$1,767	$2,321
Initial origination of a noncontrolling interest	6	88	28
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	(2)	—	—
Transactions between Citigroup and the noncontrolling-interest shareholders	(118)	41	(274)
Net income attributable to noncontrolling-interest shareholders	227	219	148
Dividends paid to noncontrolling-interest shareholders	(63)	(33)	(67)
Net change in Accumulated other comprehensive income (loss)	(17)	90	(92)
Other	(187)	(224)	(297)
Net change in noncontrolling interests	$(154)	$181	$(554)
Balance, end of period	$1,794	$1,948	$1,767

Total equity	$206,133	$190,997	$179,573

(1) The adjustment to the opening balance for Retained earnings in 2012 represents the cumulative effect of adopting ASU 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. See Note 1 to the Consolidated Financial Statements.

(2)
Common dividends declared were $0.01 per share in each of the first, second, third and fourth quarters of 2013, first, second, third and fourth quarters of 2012, and second, third and fourth quarters of 2011.

(3)
For 2013, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program. 2013 and other periods also include treasury stock related to (i) activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2013	2012	2011
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$13,900	$7,760	$11,215
Net income attributable to noncontrolling interests	227	219	148
Citigroup’s net income	$13,673	$7,541	$11,067
Loss from discontinued operations, net of taxes	(90)	(57)	(27)
Gain (loss) on sale, net of taxes	360	(1)	95
Income from continuing operations—excluding noncontrolling interests	$13,403	$7,599	$10,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	194	203	250
(Additions) reductions to deferred policy acquisition costs	(54)	85	(54)
Depreciation and amortization	3,303	2,507	2,872
Deferred tax provision (benefit)	2,380	(4,091)	(74)
Provision for credit losses	7,684	10,832	11,824
Realized gains from sales of investments	(748)	(3,251)	(1,997)
Net impairment losses recognized in earnings	535	4,971	2,254
Change in trading account assets	35,001	(29,195)	38,238
Change in trading account liabilities	(6,787)	(10,533)	(2,972)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	4,274	14,538	(29,132)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(7,724)	12,863	8,815
Change in brokerage receivables net of brokerage payables	(6,490)	945	8,383
Change in loans held-for-sale	4,321	(1,106)	1,021
Change in other assets	13,332	(530)	14,949
Change in other liabilities	(7,880)	(1,457)	(3,814)
Other, net	2,666	9,885	3,233
Total adjustments	$44,007	$6,666	$53,796
Net cash provided by operating activities of continuing operations	$57,410	$14,265	$64,795
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(66,871)	$53,650	$6,653
Change in loans	(27,892)	(28,817)	(31,597)
Proceeds from sales and securitizations of loans	9,123	7,287	10,022
Purchases of investments	(220,823)	(256,907)	(314,250)
Proceeds from sales of investments	131,100	143,853	182,566
Proceeds from maturities of investments	84,831	102,020	139,959
Capital expenditures on premises and equipment and capitalized software	(3,490)	(3,604)	(3,448)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	716	1,089	1,323
Net cash provided by (used in ) investing activities of continuing operations	$(93,306)	$18,571	$(8,772)
Cash flows from financing activities of continuing operations
Dividends paid	$(314)	$(143)	$(107)
Issuance of preferred stock	4,270	2,250	—
Redemption of preferred stock	(94)	—	—
Issuance of ADIA Upper DECs equity units purchase contract	-	—	3,750
Treasury stock acquired	(837)	(5)	(1)
Stock tendered for payment of withholding taxes	(452)	(194)	(230)
Issuance of long-term debt	54,405	27,843	30,242
Payments and redemptions of long-term debt	(63,994)	(117,575)	(89,091)

Change in deposits	37,713	64,624	23,858
Change in short-term borrowings	199	(2,164)	(25,067)
Net cash provided by (used in) financing activities of continuing operations	$30,896	$(25,364)	$(56,646)
Effect of exchange rate changes on cash and cash equivalents	$(1,558)	$274	$(1,301)
Discontinued operations
Net cash provided by discontinued operations	$(10)	$6	$2,653
Change in cash and due from banks	$(6,568)	$7,752	$729
Cash and due from banks at beginning of year	36,453	28,701	27,972
Cash and due from banks at end of year	$29,885	$36,453	$28,701
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$4,495	$3,900	$2,705
Cash paid during the year for interest	$14,383	$19,739	$21,230
Non-cash investing activities
Increase in corporate loans due to consolidation of a commercial paper conduit	$6,718	$—	$—
Transfers to loans held-for-sale from loans	$17,300	$8,700	$27,400
Transfers to OREO and other repossessed assets	325	500	1,284
Transfers to trading account assets from investments (held-to-maturity)	—	—	12,700
Non-cash financing activities
Increase in short-term borrowings due to consolidation of a commercial paper conduit	$6,718	$—	$—

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20% owned companies is recognized when dividends are received. As discussed in more detail in Note 22 to the Consolidated Financial Statements, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.
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

Variable Interest Entities
An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in ASC 810, Consolidation (formerly Statement of Financial Accounting Standards(SFAS) No. 167, Amendments to FASB (Financial Accounting Standards Board) Interpretation No. 46(R)) (SFAS 167), which are: (i) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the entity’s expected losses or expected returns.
The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the VIE’s economic success and a right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE (that is, it is the primary beneficiary).
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
However, these VIEs and all other unconsolidated VIEs are monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

•	additional purchases or sales of variable interests by Citigroup or an unrelated third party, which cause Citigroup’s overall variable interest ownership to change;

•	changes in contractual arrangements in a manner that reallocates expected losses and residual returns among the variable interest holders;

•	changes in the party that has power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•	providing support to an entity that results in an implicit variable interest.

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

•
Fixed income securities and marketable equity securities classified as “available-for-sale” are carried at fair value with changes in fair value reported in Accumulated other comprehensive income (loss), a component of Stockholders’ equity, net of applicable income taxes and hedges. As described in more detail in Note 14 to the Consolidated Financial Statements, declines in fair value that are determined to be other-than-temporary are recorded in earnings immediately. Realized gains and losses on sales are included in income primarily on a specific identification cost basis. Interest and dividend income on such securities is included in Interest revenue.

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

•	Certain non-marketable equity securities are carried at cost and periodically assessed for other-than-temporary impairment, as described in Note 14 to the Consolidated Financial Statements.

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
Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. Derivative asset and liability positions are presented net by counterparty on the Consolidated Balance Sheet when a valid master netting agreement exists and the other conditions set out in ASC 210-20, Balance Sheet-Offsetting, are met. See Note 23 to the Consolidated Financial Statements.
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
Where the conditions of ASC 210-20-45-11, Balance Sheet-Offsetting: Repurchase and Reverse Repurchase Agreements, are met, repos and reverse repos are presented net on the Consolidated Balance Sheet.
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

Consumer loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses and Citi Holdings.

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
Loans that have been modified to grant a short-term or long-term concession to a borrower who is in financial difficulty may not be accruing interest at the time of the modification. The policy for returning such modified loans to accrual status varies by product and/or region. In most cases, a minimum number of payments (ranging from one to six) are required, while in other cases the loan is never returned to accrual status. For regulated bank entities, such modified loans are returned to accrual status if a credit evaluation at the time of, or subsequent to, the modification indicates the borrower’s ability to meet the restructured terms, and the borrower is current and has demonstrated a reasonable period of sustained payment performance (minimum six months of consecutive payments).
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

Charge-off policies
Citi’s charge-off policies follow the general guidelines below:

•	Unsecured installment loans are charged off at 120 days contractually past due.

•	Unsecured revolving loans and credit card loans are charged off at 180 days contractually past due.

•	Loans secured with non-real estate collateral are written down to the estimated value of the collateral, less costs to sell, at 120 days contractually past due.

•	Real estate-secured loans are written down to the estimated value of the property, less costs to sell, at 180 days contractually past due.

•	Real estate-secured loans are charged off no later than 180 days contractually past due if a decision has been made not to foreclose on the loans.

•
Non-bank real estate-secured loans are charged off at the earlier of 180 days contractually past due if there have been no payments within the last six months, or 360 days contractually past due, if a decision has been made not to foreclose on the loans.

•
Non-bank loans secured by real estate are written down to the estimated value of the property, less costs to sell, at the earlier of the receipt of title, the initiation of foreclosure (a process that must commence when payments are 120 days contractually past due), when the loan is 180 days contractually past due if there have been no payments within the past six months or 360 days contractually past due.

•	Non-bank unsecured personal loans are charged off at the earlier of 180 days contractually past due if there have been no payments within the last six months, or 360 days contractually past due.

•	Unsecured loans in bankruptcy are charged off within 60 days of notification of filing by the bankruptcy court or in accordance with Citi’s charge-off policy, whichever occurs earlier.

•
As a result of OCC guidance issued in the third quarter of 2012, real estate-secured loans that were discharged through Chapter 7 bankruptcy, other than FHA-insured loans, are written down to the estimated value of the property, less costs to sell. Other real estate-secured loans in bankruptcy are written down to the estimated value of the property, less costs to sell, at the later of 60 days after notification or 60 days contractually past due.

•	Non-bank loans secured by real estate that are discharged through Chapter 7 bankruptcy are written down to the estimated value of the property, less costs to sell, at 60 days contractually past due.

•	Non-bank unsecured personal loans in bankruptcy are charged off when they are 30 days contractually past due.

•	Commercial market loans are written down to the extent that principal is judged to be uncollectable.

Corporate loans
Corporate loans represent loans and leases managed by ICG or Citi Holdings. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan.
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

Corporate loans
In the Corporate portfolios, the Allowance for loan losses includes an asset-specific component and a statistically based component. The asset-specific component is calculated under ASC 310-10-35, Receivables-Subsequent Measurement (formerly SFAS 114) on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired. An asset-specific allowance is established when the discounted cash flows, collateral value (less disposal costs), or observable market price of the impaired loan is lower than its carrying value. This allowance considers the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors (discussed further below) and, if appropriate, the realizable value of any collateral. The asset-specific component of the allowance for smaller balance impaired loans is calculated on a pool basis considering historical loss experience.
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
The above-mentioned representatives for these business areas present recommended reserve balances for their funded and unfunded lending portfolios along with supporting quantitative and qualitative data discussed below:

Estimated probable losses for non-performing, non-homogeneous exposures within a business line’s classifiably managed portfolio and impaired smaller-balance homogeneous loans whose terms have been modified due to the borrowers’ financial difficulties, where it was determined that a concession was granted to the borrower. Consideration may be given to the following, as appropriate, when determining this estimate: (i) the present value of expected future cash flows discounted at the loan’s original effective rate; (ii) the borrower’s overall financial condition resources and payment record; and (iii) the prospects for support from financially responsible guarantors or the realizable value of any collateral. In the determination of the allowance for loan losses for TDRs, management considers a combination of historical re-default rates, the current economic environment and the nature of the modification program when forecasting expected cash flows. When impairment is measured based on the present value of expected future cash flows, the entire change in present value is recorded in the Provision for loan losses.
Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based on: (i) Citi’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2012 and internal data dating to the early 1970s on severity of losses in the event of default. Adjustments may be made to this data. Such adjustments include: (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio; and (ii) adjustments made for specific known items, such as current environmental factors and credit trends.
In addition, representatives from each of the risk management and finance staffs that cover business areas with delinquency-managed portfolios containing smaller-balance homogeneous loans present their recommended reserve balances based on leading credit indicators, including loan delinquencies and changes in portfolio size as well as economic trends, including current and future housing prices, unemployment, length of time in foreclosure, costs to sell and GDP. This methodology is applied separately for each individual product within each geographic region in which these portfolios exist.
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

Citigroup Residential Mortgages—Representations and Warranties
In connection with Citi’s sales of residential mortgage loans to the U.S. government-sponsored entities (GSEs) and private investors, as well as through private-label securitizations, Citi typically makes representations and warranties that the loans sold meet certain requirements, such as the loan’s compliance with any applicable loan criteria established by the buyer and the validity of the lien securing the loan. The specific representations and warranties made by Citi in any particular transaction depend on, among other things, the nature of the transaction and the requirements of the investor (e.g., whole loan sale to the GSEs versus loans sold through securitization transactions), as well as the credit quality of the loan (e.g., prime, Alt-A or subprime).
These sales expose Citi to potential claims for alleged breaches of its representations and warranties. In the event of a breach of its representations and warranties, Citi could be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or to indemnify (make-whole) the investors for their losses on these loans.
Citi has recorded a repurchase reserve for its potential repurchase or make-whole liability regarding residential mortgage representation and warranty claims. Beginning in the first quarter of 2013, Citi considers private-label residential mortgage securitization representation and warranty claims as part of its litigation accrual analysis and not as part of its repurchase reserve. See Note 28 to the Consolidated Financial Statements for additional information on Citi’s potential private-label residential mortgage securitization exposure. Accordingly, Citi’s repurchase reserve has been recorded for purposes of its potential representation and warranty repurchase liability resulting from its whole loan sales to the GSEs and, to a lesser extent private investors, which are made through Citi’s Consumer business in CitiMortgage.
The repurchase reserve is based on various assumptions which are primarily based on Citi’s historical repurchase activity with the GSEs. As of December 31, 2013, the most significant assumptions used to calculate the reserve levels are: (i) the probability of a claim based on correlation between loan characteristics and repurchase claims; (ii) claims appeal success rates; and (iii) estimated loss per repurchase or make-whole payment. In addition, as part of its repurchase reserve analysis, Citi considers reimbursements estimated to be received from third-party sellers, which generally are based on Citi’s analysis of its most recent collection trends and the financial viability of the third-party sellers (i.e., to the extent Citi made representation and warranties on loans it purchased from third-party sellers that remain financially viable, Citi may have the right to seek recovery from the third party based on representations and warranties made by the third party to Citi (a “back-to-back” claim)).
In the case of a repurchase, Citi will bear any subsequent credit loss on the mortgage loan and the loan is typically considered a credit-impaired loan and accounted for under AICPA Statement of Position (SOP) 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (now incorporated into ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality) (SOP 03-3).
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

Goodwill
Goodwill represents the excess of acquisition cost over the fair value of net tangible and intangible assets acquired. Goodwill is subject to annual impairment testing and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has an option to assess qualitative factors to determine if it is necessary to perform the goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the first step of the two-step goodwill impairment test. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.
Additional information on Citi’s goodwill impairment testing can be found in Note 17 to the Consolidated Financial Statements.

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
There are two key accounting determinations that must be made relating to securitizations. Citi first makes a determination as to whether the securitization entity would be consolidated. Second, it determines whether the transfer of financial assets to the entity is considered a sale under GAAP. If the securitization entity is a VIE, the Company consolidates the VIE if it is the primary beneficiary (as discussed in “Variable Interest Entities” above). For all other securitization entities determined not to be VIEs in which Citigroup participates, a consolidation decision is based on which party has voting control of the entity, giving consideration to removal and liquidation rights in certain partnership structures. Only securitization entities controlled by Citigroup are consolidated.
Interests in the securitized and sold assets may be retained in the form of subordinated or senior interest-only strips, subordinated tranches, spread accounts and servicing rights. In credit card securitizations, the Company retains a seller’s interest in the credit card receivables transferred to the trusts, which is not in securitized form. In the case of consolidated securitization entities, including the credit card trusts, these retained interests are not reported on Citi’s Consolidated Balance Sheet. The securitized loans remain on the balance sheet. Substantially all of the Consumer loans sold or securitized through non-consolidated trusts by Citigroup are U.S. prime residential mortgage loans. Retained interests in non-consolidated mortgage securitization trusts are classified as Trading account assets, except for MSRs, which are included in Mortgage servicing rights on Citigroup’s Consolidated Balance Sheet.

Debt
Short-term borrowings and long-term debt are accounted for at amortized cost, except where the Company has elected to report the debt instruments, including certain structured notes at fair value, or the debt is in a fair value hedging relationship.

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
If these sale requirements are met, the assets are removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the assets remain on the Consolidated Balance Sheet, and the sale proceeds are recognized as the Company’s liability. A legal opinion on a sale generally is obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. For a transfer to be eligible for sale accounting, those opinions must state that the asset transfer would be considered a sale and that the assets transferred would not be consolidated with the Company’s other assets in the event of the Company’s insolvency.
For a transfer of a portion of a financial asset to be considered a sale, the portion transferred must meet the definition of a participating interest. A participating interest must represent a pro rata ownership in an entire financial asset; all cash flows must be divided proportionately, with the same priority of payment; no participating interest in the transferred asset may be subordinated to the interest of another participating interest holder; and no party may have the right to pledge or exchange the entire financial asset unless all participating interest holders agree. Otherwise, the transfer is accounted for as a secured borrowing.
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
To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge. This includes the item and risk that is being hedged, the derivative that is being used and how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings.
If a hedge relationship is found to be ineffective, it no longer qualifies as an accounting hedge and hedge accounting would not be applied. Any gains or losses attributable to the derivatives, as well as subsequent changes in fair value, are recognized in Other revenue or Principal transactions with no offset to the hedged item, similar to trading derivatives.
The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability or forecasted transaction may be an individual item or a portfolio of similar items.
For fair value hedges, in which derivatives hedge the fair value of assets or liabilities, changes in the fair value of derivatives are reflected in Other revenue, together with changes in the fair value of the hedged item related to the hedged risk. These are expected to, and generally do, offset each other. Any net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt and available-for-sale securities.
For cash flow hedges, in which derivatives hedge the variability of cash flows related to floating- and fixed-rate assets, liabilities or forecasted transactions, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, the effective portion of the changes in the derivatives’ fair values will not be included in current earnings, but is reported in Accumulated other comprehensive income (loss). These changes in fair value will be included in earnings of future periods when the hedged cash flows impact earnings. To the extent these derivatives are not effective, changes in their fair values are immediately included in Other revenue. Citigroup’s cash flow hedges primarily include hedges of floating-rate debt and floating-rate assets, including loans and securities purchased under agreement to resell, as well as rollovers of short-term fixed-rate liabilities and floating-rate liabilities and forecasted debt issuances.
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
End-user derivatives that are economic hedges, rather than qualifying for hedge accounting, are also carried at fair value, with changes in value included in Principal transactions or Other revenue. Citigroup often uses economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome; examples are hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas and may designate either a qualifying hedge or an economic hedge, after considering the relative cost and benefits. Economic hedges are also employed when the hedged item itself is marked to market through current earnings, such as hedges of commitments to originate one-to-four-family mortgage loans to be held for sale and MSRs. See Note 23 to the Consolidated Financial Statements for a further discussion of the Company’s hedging and derivative activities.

Employee Benefits Expense
Employee benefits expense includes current service costs of pension and other postretirement benefit plans (which are accrued on a current basis), contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards and costs of other employee benefits. See Note 8 to the Consolidated Financial Statements.

Stock-Based Compensation
The Company recognizes compensation expense related to stock and option awards over the requisite service period, generally based on the instruments’ grant-date fair value, reduced by expected forfeitures. Compensation cost related to awards granted to employees who meet certain age plus years-of-service requirements (retirement eligible employees) is accrued in the year prior to the grant date, in the same manner as the accrual for cash incentive compensation. Certain stock awards with performance conditions or certain clawback provisions are subject to variable accounting, pursuant to which the associated compensation expense fluctuates with changes in Citigroup’s stock price. See Note 7 to the Consolidated Financial Statements.

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
See Note 9 to the Consolidated Financial Statements for a further description of the Company’s tax provision and related income tax assets and liabilities.

Commissions, Underwriting and Principal Transactions
Commissions revenues are recognized in income generally when earned. Underwriting revenues are recognized in income typically at the closing of the transaction. Principal transactions revenues are recognized in income on a trade-date basis. See Note 5 to the Consolidated Financial Statements for a description of the Company’s revenue recognition policies for commissions and fees, and Note 6 to the Consolidated Financial Statements for details of Principal Transactions revenue.

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
This ASU became effective upon issuance and permitted prospective application for qualifying new or redesignated hedging relationships commencing on or after July 17, 2013. By introducing a new benchmark interest rate eligible for hedging under ASC 815, this ASU improves the Company’s ability to manage interest rate risk by allowing the designation of hedging derivatives that are more closely aligned with the interest rate risk profile of certain assets and liabilities.

Remeasurement of Significant Pension and Postretirement Benefit Plans
In the second quarter of 2013, the Company changed the method of accounting for its most significant pension and postretirement benefit plans (Significant Plans) such that plan obligations, plan assets and periodic plan expense are remeasured and disclosed quarterly, instead of annually. The effect of remeasuring the Significant Plan obligations and assets by updating plan actuarial assumptions on a quarterly basis is reflected in Accumulated other comprehensive income (loss) and periodic plan expense. The Significant Plans captured approximately 80% of the Company’s global pension and postretirement plan obligations at December 31, 2012. All other plans (All Other Plans) will continue to be remeasured annually. Quarterly measurement for the Significant Plans provides a more timely measurement of the funded status and periodic plan expense for the Company’s significant pension and postretirement benefit plans.
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

Reclassification Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which required new footnote disclosures of items reclassified from Accumulated Other Comprehensive Income (AOCI) to net income. The requirements became effective for the first quarter of 2013 and are included in Note 20 to the Consolidated Financial Statements.

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
In performing the annual impairment analysis for indefinite-lived intangible assets in July 2013, including goodwill, Citi elected to bypass the optional qualitative assessment described above, choosing instead to perform a quantitative analysis. See Note 17 to the Consolidated Financial Statements.

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
The new incremental disclosure requirements became effective for Citigroup on January 1, 2013 and was required to be presented retrospectively for prior periods. The incremental requirements can be found in Note 11 to the Consolidated Financial Statements for resale and repurchase agreements and securities borrowing and lending transactions and Note 23 to the Consolidated Financial Statements for derivatives.

OCC Chapter 7 Bankruptcy Guidance
In the third quarter of 2012, the Office of the Comptroller of the Currency (OCC) issued guidance relating to the accounting for mortgage loans discharged through bankruptcy proceedings pursuant to Chapter 7 of the U.S. Bankruptcy Code (Chapter 7 bankruptcy). Under this OCC guidance, the discharged loans are accounted for as troubled debt restructurings (TDRs). These TDRs, other than FHA-insured loans, are written down to their collateral value less cost to sell. FHA-insured loans are reserved for, based on a discounted cash flow model. As a result of implementing this guidance, Citigroup recorded an incremental $635 million of charge-offs in the third quarter of 2012, the vast majority of which related to loans that were current. These charge-offs were substantially offset by a related loan loss reserve release of approximately $600 million, with a net reduction in pretax income of $35 million. In the fourth quarter of 2012, Citigroup recorded a benefit to charge-offs of approximately $40 million related to finalizing the impact of this OCC guidance. Furthermore, as a result of this OCC guidance, TDRs increased by $1.7 billion and non-accrual loans increased by $1.5 billion in the third quarter of 2012 ($1.3 billion of which was current).

Presentation of Comprehensive Income
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of Other Comprehensive Income (OCI) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Citigroup selected the two-statement approach. Under this approach, Citi is required to present components of net income and total net income in the Statement of Income. The Statement of Comprehensive Income follows the Statement of Income and includes the components of OCI and a total for OCI, along with a total for comprehensive income. The ASU removed the option of reporting OCI in the statement of changes in stockholders’ equity. This ASU became effective for Citigroup on January 1, 2012 and a Statement of Comprehensive Income is included in these Consolidated Financial Statements.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Investments in Tax Credit Partnerships
In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which is effective for Citi for interim and annual reporting periods beginning after December 15, 2014. Any transition adjustment would be reflected as an adjustment to retained earnings in the earliest period presented (retrospective application). The ASU will be applicable to Citi’s portfolio of low income housing tax credit (LIHTC) partnership interests. The new standard widens the scope of investments eligible to elect to apply a new alternative method, the proportional amortization method, under which the cost of the investment is amortized to tax expense in proportion to the amount of tax credits and other tax benefits received. Citi anticipates that its entire LIHTC portfolio will qualify to elect the proportional amortization method under the ASU. These investments are currently accounted for under the equity method, which results in losses (due to amortization of the investment) being recognized in Other revenue and tax credits and benefits being recognized in the Income tax expense line. In contrast, the proportional amortization method combines the amortization of the investment and receipt of the tax credits/benefits into one line, Income tax expense. The Company is evaluating the impact of adopting this ASU. Early adoption of this new standard is permitted and Citi is currently evaluating whether to adopt the ASU early for the 2014 fiscal year.

Reclassification of Defaulted Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of the mortgage loan to other real estate owned (OREO). Under the ASU, repossession or foreclosure is deemed to have occurred when (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the residential real estate property to the creditor to satisfy the mortgage loan through completion of a deed in lieu of foreclosure or a similar legal agreement. The ASU will become effective for annual and interim periods beginning after December 15, 2014 and can be adopted. The ASU can be adopted using either a modified retrospective method or a prospective transition method with the cumulative effect being recognized in the beginning retained earnings of the earliest annual period for which the ASU is adopted. The standard will not have a material effect on Citi’s Consolidated Financial Statements, as Citi’s current practice complies with the ASU’s provisions.

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
The amendments in the ASU will be effective for Citi in the first quarter of 2014. Earlier application is prohibited. No material impact is anticipated from adopting this ASU.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss (NOL) or other tax credit carry-forward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events (e.g., upcoming expiration of related NOL carry-forwards). This classification should not affect an entity’s analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements would still be required.
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
The FASB’s proposed model would utilize a single “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired, replacing the multiple existing impairment models in GAAP, which generally require that a loss be “incurred” before it is recognized.
The FASB’s proposed model represents a significant departure from existing GAAP, and may result in material changes to the Company’s accounting for financial instruments. The impact of the FASB’s final ASU to the Company’s financial statements will be assessed when it is issued. The exposure draft does not contain a proposed effective date; this would be included in the final ASU, when issued.

Other Potential Amendments to Current Accounting Standards
The FASB and International Accounting Standards Board, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, leases and consolidation. In particular, as part of the joint financial instruments project, the FASB has issued a proposed ASU that would result in significant changes to the guidance for recognition and measurement of financial instruments, in addition to the proposed ASU that would change the accounting for credit losses on financial instruments discussed above. The FASB is also working on a joint project that would require substantially all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate VIEs and non-VIE partnerships. The principal-agent consolidation proposal would require all

VIEs, including those that are investment companies, to be evaluated for consolidation under the same requirements.
The FASB recently issued a proposed ASU relating to the accounting for insurance contracts that would include in its scope many contracts currently accounted for as financial instruments and guarantees, including some where credit risk rather than insurance risk is the primary risk factor, such as standby letters of credit and liquidity facilities. Representations and warranties and indemnifications would also be considered to be insurance contracts. As a result, the timing of income recognition for insurance contracts could be changed and certain financial contracts deemed to have insurance risk, such as catastrophe bonds, could no longer be recorded at fair value.
All of these projects may have significant impacts for the Company. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

2. DISCONTINUED OPERATIONS

The following Discontinued operations are recorded within the Corporate/Other segment.

Sale of Brazil Credicard Business
On December 20, 2013, Citi sold its non-Citibank branded cards and consumer finance business in Brazil (Credicard) for approximately $1.24 billion.  The sale resulted in a pretax gain of $206 million ($325 million after-tax). In the fourth quarter of 2013, certain expenses related to Credicard were recognized by Citi in Income (loss) from discontinued operations. The net impact of these expenses and the gain on sale was an after-tax benefit of $189 million recorded in Corporate/Other.  Citi retained its Citi-branded and Diners credit cards, along with certain affluent segments currently associated with Credicard, which will be re-branded as Citi. Previously, Credicard had been part of the Global Consumer Banking segment and had approximately $3.5 billion in assets prior to the sale.
Credicard is reported as Discontinued operations for all periods presented.

Summarized financial information for Discontinued operations for Credicard follows:

In millions of dollars	2013	2012	2011
Total revenues, net of interest expense(1)	$1,012	$1,045	$1,022
Income (loss) from discontinued operations	$(48)	$110	$(98)
Gain on sale	206	—	—
Income taxes (benefits)	(138)	19	(54)
Income (loss) from discontinued operations, net of taxes	$296	$91	$(44)

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

In millions of dollars	2013	2012	2011
Cash flows from operating activities	$197	$(205)	$28
Cash flows from investing activities	(207)	195	(44)
Cash flows from financing activities	—	16	—
Net cash provided by discontinued operations	$(10)	$6	$(16)

Sale of Certain Citi Capital Advisors Business
During the third quarter of 2012, Citi executed definitive agreements to transition a carve-out of its liquid strategies business within Citi Capital Advisors (CCA). The sale occurred pursuant to two separate transactions, creating two separate management companies. The first transaction closed in February 2013, and Citigroup retained a 24.9% passive equity interest in the management company (which is held in Citi’s Institutional Clients Group segment). The second transaction closed in August 2013.
This sale is reported as Discontinued operations for the second half of 2012 and 2013. Prior periods were not reclassified due to the immateriality of the impact in those periods.

Summarized financial information for Discontinued operations for the operations related to CCA follows:

In millions of dollars	2013	2012
Total revenues, net of interest expense(1)	$74	60
Loss from discontinued operations	$(158)	(123)
Gain on sale	62	—
Benefit for income taxes	(30)	(44)
Loss from discontinued operations, net of taxes	$(66)	(79)

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

In millions of dollars	2013	2012
Cash flows from operating activities	$(43)	$(4)
Cash flows from investing activities	—	4
Cash flows from financing activities	43	—
Net cash provided by discontinued operations	$—	$—

Sale of Egg Banking plc Credit Card Business
On March 1, 2011, Citi announced that Egg Banking plc (Egg), an indirect subsidiary that was part of Citi Holdings, entered into a definitive agreement to sell its credit card business. The sale closed in April 2011.
An after-tax gain on sale of $126 million was recognized upon closing. Egg operations had total assets and total liabilities of approximately $2.7 billion and $39 million, respectively, at the time of sale.
Summarized financial information for Discontinued operations for the operations related to Egg follows:

In millions of dollars	2013	2012	2011
Total revenues, net of interest expense(1)	$—	$1	$340
Income (loss) from discontinued operations	$(62)	$(96)	$24
Gain (loss) on sale	—	(1)	143
(Benefit) provision for income taxes	(22)	(34)	58
Income (loss) from discontinued operations, net of taxes	$(40)	$(63)	$109

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

In millions of dollars	2013	2012	2011
Cash flows from operating activities	$—	$—	$(146)
Cash flows from investing activities	—	—	2,827
Cash flows from financing activities	—	—	(12)
Net cash provided by discontinued operations	$—	$—	$2,669

Audit of Citi German Consumer Tax Group
Citi sold its German retail banking operations in 2007 and reported them as Discontinued operations. During the third quarter of 2013, German tax authorities concluded their audit of Citi’s German Consumer tax group for the years 2005-2008. This resolution resulted in a pretax benefit of $27 million and a tax benefit of $57 million ($85 million total net income benefit) during the third quarter of 2013, all of which was included in Discontinued operations. During 2013, residual costs associated with German retail banking operations resulted in a pretax benefit of $26 million and a tax benefit of $54 million ($80 million total net income benefit).

Combined Results for Discontinued Operations
The following is summarized financial information for Credicard, CCA, Egg, the German tax benefit and previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

In millions of dollars	2013	2012	2011
Total revenues, net of interest expense(1)	$1,086	$1,106	$1,374
Income (loss) from discontinued operations	$(242)	$(109)	$(75)
Gain (loss) on sale	268	(1)	155
Provision (benefit) for income taxes	(244)	(52)	12
Income (loss) from discontinued operations, net of taxes	$270	$(58)	$68

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

In millions of dollars	2013	2012	2011
Cash flows from operating activities	$154	$(209)	$(118)
Cash flows from investing activities	(207)	199	2,783
Cash flows from financing activities	43	16	(12)
Net cash provided by discontinued operations	$(10)	$6	$2,653

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
The Company’s ICG segment is composed of Securities and Banking and Transaction Services and provides corporate, institutional, public sector and high-net-worth clients in approximately 100 countries with a broad range of banking and financial products and services.

Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations and unallocated taxes.
The Citi Holdings segment is composed of businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses.
The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.
The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period’s presentation. Reclassifications during the second quarter of 2013 related to the reporting of Citi’s announced sale of Credicard as discontinued operations are reflected for all periods presented (see Note 2 to the Consolidated Financial Statements). Reclassifications during the first quarter of 2013 were related to the re-allocation of certain administrative costs and the re-allocation of certain funding costs among Citi’s businesses.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)			Provision (benefit) for income taxes			Income (loss) from continuing operations (2)			Identifiable assets
In millions of dollars, except identifiable assets in billions	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012
Global Consumer Banking	$38,169	$39,120	$38,125	$3,638	$3,681	$3,537	$7,132	$7,955	$7,666	$405	$404
Institutional Clients Group	33,578	30,730	32,131	3,972	2,162	2,872	9,631	8,093	8,360	1,045	1,062
Corporate/Other	77	70	762	(614)	(1,443)	(724)	(1,259)	(1,702)	(808)	313	243
Total Citicorp	$71,824	$69,920	$71,018	$6,996	$4,400	$5,685	$15,504	$14,346	$15,218	$1,763	$1,709
Citi Holdings	4,542	(792)	6,313	(1,129)	(4,393)	(2,110)	(1,874)	(6,528)	(4,071)	117	156
Total	$76,366	$69,128	$77,331	$5,867	$7	$3,575	$13,630	$7,818	$11,147	$1,880	$1,865

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $31.3 billion, $30.1 billion and $30.4 billion; in EMEA of $11.4 billion, $11.4 billion and $12.2 billion; in Latin America of $14.0 billion, $13.4 billion and $12.5 billion; and in Asia of $15.0 billion, $15.0 billion and $15.2 billion in 2013, 2012 and 2011, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $6.8 billion, $6.2 billion and $6.2 billion; in the ICG results of $78 million, $276 million and $152 million; and in Citi Holdings results of $1.6 billion, $4.9 billion and $6.0 billion for 2013, 2012 and 2011, respectively.

4.     INTEREST REVENUE AND EXPENSE
For the years ended December 31, 2013, 2012 and 2011, respectively, Interest revenue and Interest expense consisted of the following:

In millions of dollars	2013	2012	2011
Interest revenue
Loan interest, including fees	$45,580	$47,712	$49,466
Deposits with banks	1,026	1,261	1,742
Federal funds sold and securities borrowed or purchased under agreements to resell	2,566	3,418	3,631
Investments, including dividends	6,919	7,525	8,320
Trading account assets(1)	6,277	6,802	8,186
Other interest	602	580	513
Total interest revenue	$62,970	$67,298	$71,858
Interest expense
Deposits(2)	$6,236	$7,690	$8,531
Federal funds purchased and securities loaned or sold under agreements to repurchase	2,339	2,817	3,197
Trading account liabilities(1)	169	190	408
Short-term borrowings	597	727	650
Long-term debt	6,836	9,188	11,423
Total interest expense	$16,177	$20,612	$24,209
Net interest revenue	$46,793	$46,686	$47,649
Provision for loan losses	7,604	10,458	11,336
Net interest revenue after provision for loan losses	$39,189	$36,228	$36,313

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	Includes deposit insurance fees and charges of $1,132 million, $1,262 million and $1,332 million for 2013, 2012 and 2011, respectively.

5.     COMMISSIONS AND FEES
The table below sets forth Citigroup’s Commissions and fees revenue for the years ended December 31, 2013, 2012 and 2011. The primary components of Commissions and fees revenue for the year ended December 31, 2013 were credit card and bank card fees, investment banking fees, trading-related fees and Transaction Services.
Credit card and bank card fees primarily are composed of interchange revenue and certain card fees, including annual fees, reduced by reward program costs and certain partner payments. Interchange revenue and fees are recognized when earned, except for annual card fees, which are deferred and amortized on a straight-line basis over a 12-month period. Reward costs are recognized when points are earned by the customers.
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
The following table presents Commissions and fees revenue for the years ended December 31:

In millions of dollars	2013	2012	2011
Credit cards and bank cards	$2,472	$2,775	$3,360
Investment banking	3,315	2,991	2,451
Trading-related	2,532	2,296	2,587
Transaction services	1,847	1,733	1,821
Other Consumer(1)	911	908	990
Checking-related	551	615	624
Loan servicing	500	313	251
Corporate finance(2)	516	516	519
Other	469	585	62
Total commissions and fees	$13,113	$12,732	$12,665

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activity. Principal transactions include CVA (credit valuation adjustment on derivatives) and DVA (debt valuation adjustments on issued liabilities, for which the fair value option has been elected).
The following table presents principal transactions revenue for the years ended December 31:

In millions of dollars	2013	2012	2011
Global Consumer Banking	$863	$812	$716
Institutional Clients Group	6,310	4,130	4,873
Corporate/Other	(76)	(192)	45
Subtotal Citicorp	$7,097	$4,750	$5,634
Citi Holdings	24	31	1,600
Total Citigroup	$7,121	$4,781	$7,234
Interest rate contracts(1)	$3,978	$2,301	$5,136
Foreign exchange contracts(2)	2,224	2,403	2,309
Equity contracts(3)	319	158	3
Commodity and other contracts(4)	267	92	76
Credit derivatives(5)	333	(173)	(290)
Total	$7,121	$4,781	$7,234

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

7. INCENTIVE PLANS

Overview
The Company makes restricted or deferred stock and/or deferred cash awards, as well as stock payments, as part of its discretionary annual incentive award program involving a large segment of Citigroup’s employees worldwide.
Stock awards, deferred cash awards and grants of stock options also may be made at various times during the year as sign-on awards to induce new hires to join the Company or to high-potential employees as long-term retention awards.
Consistent with long-standing practice, a portion of annual compensation for non-employee directors also is delivered in the form of equity awards.
Other incentive awards are made on an annual or other regular basis pursuant to programs designed to retain and motivate certain employees who do not participate in Citigroup’s annual discretionary incentive award program.
Recipients of Citigroup stock awards generally do not have any stockholder rights until shares are delivered upon vesting or exercise, or after the expiration of applicable required holding periods. Recipients of restricted or deferred stock awards, however, may be entitled to receive dividends or dividend-equivalent payments during the vesting period. Recipients of restricted stock awards generally are entitled to vote the shares in their award during the vesting period. Once a stock award vests, the shares are freely transferable, unless they are subject to a restriction on sale or transfer for a specified period. Pursuant to a stock ownership commitment, certain executives have committed to holding most of their vested shares indefinitely.
All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors (the Committee), which is composed entirely of independent non-employee directors.
At December 31, 2013, approximately 68.4 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2009 Stock Incentive Plan, the only plan from which equity awards are currently granted.
The 2009 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Newly issued shares were issued to settle the vesting of annual deferred stock awards in January 2011, 2012, 2013 and 2014. The newly issued shares in January 2011 were specifically intended to increase the Company’s equity capital. The use of treasury stock or newly issued shares to settle stock awards does not affect the amortization recorded in the Consolidated Income Statement for equity awards.

The following table shows components of compensation expense relating to the Company’s stock-based compensation programs and deferred cash award programs as recorded during 2013, 2012 and 2011:

In millions of dollars	2013	2012	2011
Charges for estimated awards to retirement-eligible employees	$468	$444	$338
Option expense	10	99	161
Amortization of deferred cash awards, deferred cash stock units and performance stock units	230	198	208
Immediately vested stock award expense (1)	54	60	52
Amortization of restricted and deferred stock awards (2)	862	864	871
Total	$1,624	$1,665	$1,630

(1)
Represents expense for immediately vested stock awards that generally were stock payments in lieu of cash compensation. The expense is generally accrued as cash incentive compensation in the year prior to grant.

(2)	All periods include amortization expense for all unvested awards to non-retirement-eligible employees. Amortization is recognized net of estimated forfeitures of awards.

Annual Incentive Awards
Most of the shares of common stock issued by Citigroup as part of its equity compensation programs are to settle the vesting of restricted and deferred stock awards granted as part of discretionary annual incentive awards. These annual incentive awards generally also include immediate cash bonus payments and deferred cash awards and, in the European Union (EU), immediately vested stock payments.
Discretionary annual incentives generally are awarded in the first quarter of the year based upon the previous year’s performance. Awards valued at less than U.S. $100,000 (or the local currency equivalent) generally are paid entirely in the form of an immediate cash bonus. Pursuant to Citigroup policy and/or regulatory requirements, employees and officers with higher incentive award values are subject to mandatory deferrals of incentive pay and generally receive 25%-60% of their award in a combination of restricted or deferred stock and deferred cash awards. Certain employees are subject to reduced deferral requirements that apply to awards valued at less than U.S. $100,000 (or local currency equivalent). Discretionary annual incentive awards made to many employees in the EU are subject to deferral requirements between 40%-60%, regardless of the total award value, with 50% of the immediate incentive delivered in the form of a stock payment subject to a restriction on sale or transfer (generally, for six months).
Deferred annual incentive awards generally are delivered as two awards—a restricted or deferred stock award under the Company’s Capital Accumulation Program (CAP) and a deferred cash award. The applicable mix of CAP and deferred cash awards may vary based on the employee’s minimum deferral requirement and the country of employment. In some cases, the entire deferral will be in the form of either a CAP or deferred cash award.

Subject to certain exceptions (principally, for retirement-eligible employees), continuous employment within Citigroup is required to vest in CAP and deferred cash awards. Post-employment vesting by retirement-eligible employees and participants who meet other conditions generally is conditioned upon their refraining from competition with Citigroup during the remaining vesting period, unless the employment relationship has been terminated by Citigroup under certain conditions.
Generally, the CAP and deferred cash awards vest in equal annual installments over three- or four-year periods. Vested CAP awards are delivered in shares of common stock. Dividend equivalent payments are paid to participants during the vesting period or accrued for participants who have a CAP award subject to the performance-vesting conditions described below. Deferred cash awards are payable in cash and earn a fixed notional rate of interest that is paid only if and when the underlying principal award amount vests. Generally, in the EU, vested CAP shares are subject to a restriction on sale or transfer after vesting, and vested deferred cash awards are subject to hold-back (generally, for six months in each case).
Unvested CAP and deferred cash awards made in January 2011 or later are subject to one or more clawback provisions that apply in certain circumstances, including in the case of employee risk-limit violations or other misconduct or where the awards were based on earnings that were misstated. Deferred cash awards made to certain employees in February 2013 and later are subject to a discretionary performance-based vesting condition under which an amount otherwise scheduled to vest may be reduced in the event of a “material adverse outcome” for which a participant has “significant responsibility.” Deferred cash awards made to these employees in February 2014 are subject to an additional clawback provision pursuant to which unvested awards may be canceled if the employee engaged in misconduct or exercised materially imprudent judgment, or who failed to supervise or escalate the behavior of other employees who did.
CAP awards made to certain employees in February 2013 and later and deferred cash awards made to certain employees in January 2012 are subject to a formulaic performance-based vesting condition pursuant to which amounts otherwise scheduled to vest will be reduced based on the amount of any pretax loss by a participant’s business in the calendar year preceding the scheduled vesting date. For CAP awards made in February 2013 and later, a minimum reduction of 20% applies for the first dollar of loss.
The annual incentive award structure and terms and conditions described above apply generally to awards made in 2011 and later, except where indicated otherwise. Annual incentive awards in January 2009 and 2010 of U.S. $100,000 or more (or local currency equivalent) were generally subject to deferral requirements between 25%-40%. In 2010, because an insufficient number of shares were available for grant under the 2009 Stock Incentive Plan, an alternative award structure was applied, primarily for deferrals of incentive awards in the U.S. and U.K. Under this structure, portions of the amounts that normally would have been deferred in the form of CAP awards were instead awarded as two types of deferred cash awards—one subject to a four-year vesting schedule and earning a LIBOR-based return, and the other subject to a two-year vesting schedule and denominated in stock units, the value of which fluctuated based on the price of Citigroup common stock. Other terms and conditions of these awards were the same as the CAP awards granted in 2010. In 2009, some deferrals also were made in the form of a deferred cash award subject to a four-year vesting schedule and earning a LIBOR-based return, in addition to a CAP award.
Prior to 2009, a mandatory deferral requirement of at least 25% applied to incentive awards valued at $20,000 or more. Deferrals were in the form of CAP awards. In some cases, participants were entitled to elect to receive stock options in lieu of some or all of the value that otherwise would have been awarded as restricted or deferred stock. CAP awards granted prior to 2011 were not subject to clawback provisions or performance criteria.
Except for awards subject to variable accounting (as described below), the total expense recognized for stock awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period, except for awards to retirement-eligible employees and stock payments (e.g., immediately vested awards). Whenever awards are made or are expected to be made to retirement-eligible employees, the charge to income is accelerated based on when the applicable conditions to retirement eligibility are or will be met. If the employee is retirement eligible on the grant date, the entire expense is recognized in the year prior to grant. For immediately vested stock payments, the charge to income is recognized in the year prior to grant. For employees who become retirement eligible during the vesting period, expense is recognized from the grant date until eligibility conditions are met.
Expense for immediately vested stock awards that generally are made in lieu of cash compensation also is recognized in the year prior to grant in accordance with U.S. GAAP.
Annual incentive awards made in January 2011 and January 2010 to certain executive officers and other highly compensated employees were administered in accordance with the Emergency Economic Stabilization Act of 2008, as amended (EESA), pursuant to structures approved by the Special Master for TARP Executive Compensation (Special Master). These structures included stock awards subject to vesting requirements over periods of up to three years and/or sale restrictions. Certain of these awards are subject to discretionary performance-based vesting conditions. These awards, and CAP awards to participants in the EU that are subject to certain discretionary clawback provisions, are subject to variable accounting, pursuant to which the associated charges fluctuate with changes in Citigroup’s common stock price over the applicable vesting periods. For these awards, the total amount that will be recognized as expense cannot be determined in full until the awards vest. For stock awards subject to discretionary performance conditions, compensation expense was accrued based on Citigroup’s common stock price at the end of the reporting period and on the estimated outcome of meeting the performance conditions.
In January 2009, certain senior executives received 30% of their annual incentive awards as performance-vesting equity awards conditioned primarily on stock-price performance. Because the price targets were not met, only a fraction of the awards vested. The fraction of awarded shares that vested was determined based on a ratio of the price of Citigroup’s common stock on January 14, 2013 (the award termination date) to the award’s price targets of $106.10 and $178.50. None of the shares awarded or vested were entitled to any payment or accrual of dividend equivalents. The grant-date fair value of the awards was recognized as compensation expense ratably over the vesting period.
 This fair value was determined using the following assumptions:

Weighted-average per-share fair value	$22.97
Weighted-average expected life	3.85 years
Valuation assumptions
Expected volatility	36.07%
Risk-free interest rate	1.21%
Expected dividend yield	0.88%

Sign-on and Long-Term Awards
As referenced above, from time to time, restricted or deferred stock awards and/or stock option grants are made outside of Citigroup’s annual incentive programs to induce employees to join Citigroup or as special retention awards to key employees. Vesting periods vary, but generally are two to four years. Generally, recipients must remain employed through the vesting dates to vest in the awards, except in cases of death, disability or involuntary termination other than for “gross misconduct.” Unlike CAP awards, these awards do not usually provide for post-employment vesting by retirement-eligible participants. If these stock awards are subject to certain clawback provisions or performance conditions, they may be subject to variable accounting.
Deferred cash awards often are granted to induce new hires to join the Company and usually are intended to replace deferred incentives awarded by prior employers that were forfeited when the employees joined Citigroup. As such, the vesting schedules and terms and conditions of these awards generally are structured to match the vesting schedules and terms and conditions of the forfeited awards. The expense recognized in 2013 and 2012 for these awards was $93 million and $147 million, respectively.
A retention award of deferred stock to then-CEO Vikram Pandit was made on May 17, 2011, and was scheduled to vest in three equal installments on December 31, 2013, 2014 and 2015. The award was cancelled in its entirety when Mr. Pandit resigned in October 2012. Because of discretionary performance vesting conditions, the award was subject to variable accounting until its cancellation in the fourth quarter of 2012.

Director Compensation
Non-employee directors receive part of their compensation in the form of deferred stock awards that vest in two years and may elect to receive part of their retainer in the form of a stock payment, which they may elect to defer.

A summary of the status of Citigroup’s unvested stock awards that are not subject to variable accounting at December 31, 2013, and changes during the 12 months ended December 31, 2013, are presented below:

Unvested stock awards	Shares	Weighted- average grant date fair value per share
Unvested at January 1, 2013	63,976,925	$37.62
New awards	19,619,715	43.96
Cancelled awards	(2,007,674)	35.89
Vested awards (1)	(26,438,206)	38.83
Unvested at December 31, 2013	55,150,760	$39.37

(1)	The weighted-average fair value of the vestings during 2013 was approximately $41.89 per share.

A summary of the status of Citigroup’s unvested stock awards that are subject to variable accounting at December 31, 2013, and changes during the 12 months ended December 31, 2013, are presented below:

Unvested stock awards	Shares	Weighted- average award issuance fair value per share
Unvested at January 1, 2013	5,964,224	$42.50
New awards	1,975,174	43.94
Cancelled awards	(65,409)	47.71
Vested awards (1)	(1,887,967)	42.52
Unvested at December 31, 2013	5,986,022	$42.91

(1)	The weighted-average fair value of the vestings during 2013 was approximately $41.41 per share.

At December 31, 2013, there was $694 million of total unrecognized compensation cost related to unvested stock awards, net of the forfeiture provision. That cost is expected to be recognized over a weighted-average period of 1.9 years. However, the cost of awards subject to variable accounting will fluctuate with changes in Citigroup’s common stock price.

Stock Option Programs
Beginning in 2009, directors were no longer able to elect to receive any of their compensation in the form of stock options, and the Company no longer grants stock options to employees as part of its annual incentive award programs (this last occurred when certain CAP participants were permitted to elect to receive stock options in lieu of restricted or deferred awards made in 2009). Citigroup still grants stock options to employees on occasion, as sign-on awards or as retention awards, as referenced above. All stock options are granted on Citigroup common stock with exercise prices that are no less than the fair market value at the time of grant. Vesting periods and other terms and conditions of sign-on and retention option grants tend to vary by grant.
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
On April 20, 2010, Citigroup made an option grant to a group of employees who were not eligible for the October 29, 2009 broad-based grant described below. The options were awarded with an exercise price equal to the NYSE closing price of a share of Citigroup common stock on the trading day immediately preceding the date of grant ($48.80). The options vested in three annual installments beginning on October 29, 2010. The options have a six-year term.
On October 29, 2009, Citigroup made a broad-based option grant to employees worldwide. The options have a six-year term, and generally vested in three equal installments over three years, beginning on the first anniversary of the grant date. The options were awarded with an exercise price equal to the NYSE closing price on the trading day immediately preceding the date of grant ($40.80). The CEO and other employees whose 2009 compensation was subject to structures approved by the Special Master did not participate in this grant.
In January 2009, members of Citigroup’s Management Executive Committee received 10% of their awards as performance-based stock options, with an exercise price that placed the awards significantly “out of the money” on the date of grant. Half of each executive’s options has an exercise price of $178.50 and half has an exercise price of $106.10. The options were granted on a day on which the NYSE closing price of a share of Citigroup common stock was $45.30. The options have a 10-year term and vested ratably over a four-year period.
Generally, all other options granted from 2003 through 2009 have six-year terms and vested ratably over three- or four-year periods; however, options granted to directors provided for cliff vesting. All outstanding options granted prior to 2009 are significantly “out of the money”.

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
All unvested options granted to former CEO Vikram Pandit, including premium-priced stock options granted on May 17, 2011, were canceled upon his resignation in October 2012.

Information with respect to stock option activity under Citigroup stock option programs for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013			2012			2011
	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share
Outstanding, beginning of period	35,020,397	$51.20	$—	37,596,029	$69.60	$—	37,486,011	$93.70	$—
Granted—original	—	—	—	—	—	—	3,425,000	48.86	—
Forfeited or exchanged	(50,914)	212.35	—	(858,906)	83.84	—	(1,539,227)	176.41	—
Expired	(86,964)	528.40	—	(1,716,726)	438.14	—	(1,610,450)	487.24	—
Exercised	(3,374,413)	40.81	9.54	—	—	—	(165,305)	40.80	6.72
Outstanding, end of period	31,508,106	$50.72	$1.39	35,020,397	$51.20	$—	37,596,029	$69.60	$—
Exercisable, end of period	30,662,588			32,973,444			23,237,069

The following table summarizes information about stock options outstanding under Citigroup stock option programs at December 31, 2013:

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Weighted-average contractual life remaining	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$29.70—$49.99 (1)	30,009,552	2.1 years	$42.57	29,164,034	$42.39
$50.00—$99.99	69,956	7.1 years	56.76	69,956	56.76
$100.00—$199.99	516,531	4.9 years	147.33	516,531	147.33
$200.00—$299.99	712,067	0.8 years	243.80	712,067	243.80
$300.00—$399.99	200,000	4.1 years	335.50	200,000	335.50
Total at December 31, 2013	31,508,106	2.1 years	$50.73	30,662,588	$50.78

(1)	A significant portion of the outstanding options are in the $40 to $45 range of exercise prices.

As of December 31, 2013, there was $0.6 million of total unrecognized compensation cost related to stock options; this cost is expected to be recognized over a weighted-average period of 0.1 years. Valuations and related assumptions for Citigroup option programs are presented below. Citigroup uses a lattice-type model to value stock options.

For options granted during	2013	2012	2011
Weighted-average per-share fair value, at December 31	N/A	N/A	$13.90
Weighted-average expected life
Original grants	N/A	N/A	4.95 yrs.
Valuation assumptions
Expected volatility	N/A	N/A	35.64%
Risk-free interest rate	N/A	N/A	2.33%
Expected dividend yield	N/A	N/A	—
Expected annual forfeitures
Original and reload grants	N/A	N/A	9.62%
N/A Not applicable

Profit Sharing Plan
In October 2010, the Committee approved awards under the 2010 Key Employee Profit Sharing Plan (KEPSP), which entitled participants to profit-sharing payments based on an initial performance measurement period of January 1, 2010 through December 31, 2012. Generally, if a participant remains employed and all other conditions to vesting and payment are satisfied, the participant would be entitled to an initial payment in 2013, as well as a holdback payment in 2014 that would be reduced based on performance during the subsequent holdback period (generally, January 1, 2013 through December 31, 2013). Because the vesting and performance conditions were satisfied, the participant’s initial payment equaled two-thirds of the product of the cumulative pretax income of Citicorp (as defined in the KEPSP) for the initial performance period and the participant’s applicable percentage. The initial payments were paid in 2013 and were paid in cash, except for U.K. participants who received 50% of their payment in Citigroup common stock that was subject to a six-month sale restriction.
Participants who satisfied the vesting and performance conditions for the KEPSP holdback payment were entitled to such payment equal to the product of (i) the lesser of cumulative pretax income of Citicorp for the initial performance period and cumulative pretax income of Citicorp for the initial performance period and the holdback period combined (generally, January 1, 2010 through December 31, 2013), and (ii) the participant’s applicable percentage, less the initial payment. The holdback payment will be paid after January 20, 2014 but no later than March 15, 2014. The holdback payment will be credited with notional interest during the holdback period. The holdback payment will be paid in cash; however, a portion of the awards will be paid in Citigroup common stock if required by regulatory authority. Regulators required that U.K. participants receive at least 50% of their initial payment and at least 50% of their holdback payment, if any, in shares of Citigroup common stock that will be subject to a six-month sale restriction. Clawbacks apply to the award.
Independent risk function employees were not eligible to participate in the KEPSP, as the independent risk function participates in the determination of whether payouts will be made under the KEPSP. Instead, key employees in the independent risk function were eligible to receive deferred cash retention awards, which vest two-thirds on January 20, 2013 and one-third on January 20, 2014. The deferred cash awards incentivize key risk employees to contribute to the Company’s long-term profitability by ensuring that the Company’s risk profile is properly aligned with its long-term strategies, objectives and risk appetite, thereby aligning the employees’ interests with those of Company shareholders.
On February 14, 2011, the Committee approved grants of awards under the 2011 KEPSP to certain executive officers, and on May 17, 2011 to the then-CEO Vikram Pandit. These awards had a performance period of January 1, 2011 to December 31, 2012 and other terms of the awards are similar to the 2010 KEPSP. The KEPSP award granted to Mr. Pandit was cancelled upon his resignation in October 2012.

Expense recognized in 2013 and 2012 in respect of the KEPSP was $78 million and $246 million, respectively.

Performance Share Units
Certain executive officers were awarded a target number of performance share units (PSUs) on February 19, 2013 for performance in 2012, and to a broader group of executives on February 18, 2014, for performance in 2013. PSUs will be earned only to the extent that Citigroup attains specified performance goals relating to Citigroup’s return on assets and relative total shareholder return against peers over the three-year period beginning with the year of award. The actual number of PSUs ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded. The value of each PSU is equal to the value of one share of Citi common stock. The value of the award will fluctuate with changes in Citigroup’s share price and the attainment of the specified performance goals for each award, until it is settled solely in cash after the end of the performance period.

Variable Incentive Compensation
Citigroup has various incentive plans globally that are used to motivate and reward performance primarily in the areas of sales, operational excellence and customer satisfaction. These programs are reviewed on a periodic basis to ensure that they are structured appropriately, aligned to shareholder interests and adequately risk balanced. For the years ended December 31, 2013, 2012 and 2011, Citigroup expensed $1.1 billion, $670 million and $1.0 billion, respectively, for these plans globally.

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

The Company also sponsors a number of noncontributory, nonqualified pension plans.  These plans, which are unfunded, provide supplemental defined pension benefits to certain U.S. employees.  With the exception of a few employees covered under the prior final average pay formulas, the benefits under these plans were frozen in prior years.
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

Net (Benefit) Expense

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Qualified plans
Benefits earned during the year	$8	$12	$13	$210	$199	$203	$—	$—	$—	$43	$29	$28
Interest cost on benefit obligation	538	565	612	384	367	382	33	44	53	146	116	118
Expected return on plan assets	(863)	(897)	(890)	(396)	(399)	(422)	(2)	(4)	(6)	(133)	(108)	(117)
Amortization of unrecognized
Net transition obligation	—	—	—	—	—	(1)	—	—	—	—	—	—
Prior service cost (benefit)	(4)	(1)	(1)	4	4	4	(1)	(1)	(3)	—	—	—
Net actuarial loss	104	96	64	95	77	72	—	4	3	45	25	24
Curtailment loss	21	—	—	4	10	4	—	—	—	—	—	—
Settlement (gain) loss	—	—	—	13	35	10	—	—	—	(1)	—	—
Special termination benefits	—	—	—	8	1	27	—	—	—	—	—	—
Net qualified (benefit) expense	$(196)	$(225)	$(202)	$322	$294	$279	$30	$43	$47	$100	$62	$53
Nonqualified plans expense	$46	$42	$42	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting policy(1)	$(23)	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—	$—
Total net (benefit) expense	$(173)	$(183)	$(160)	$322	$294	$279	$30	$43	$47	$103	$62	$53
(1) See Note 1 to the Consolidated Financial Statements for additional information on the change in accounting policy.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions for 2013 or 2012. The following table summarizes the actual Company contributions for the years ended December 31, 2013 and 2012, as well as estimated expected Company contributions for 2014. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

	Pension plans (1)						Postretirement plans (1)
	U.S. plans (2)			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Cash contributions paid by the Company	$—	$—	$—	$116	$308	$270	$—	$—	$—	$5	$251	$88
Benefits paid directly by the Company	54	51	54	49	49	82	62	52	54	6	5	4
Total Company contributions	$54	$51	$54	$165	$357	$352	$62	$52	$54	$11	$256	$92

(1)	Payments reported for 2014 are expected amounts.

(2)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.
The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income (loss) into net expense in 2014 are approximately $181 million and $3 million, respectively, for defined benefit pension plans. For postretirement plans, the estimated 2014 net actuarial loss and prior service cost amortizations are approximately $31 million and $(12) million, respectively.

The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States.
Net Amount Recognized

	Pension plans				Postretirement plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Change in projected benefit obligation
Qualified plans
Projected benefit obligation at beginning of year	$13,268	$12,377	$7,399	$6,262	$1,072	$1,127	$2,002	$1,368
Cumulative effect of change in accounting policy (1)	(368)	—	385	—	—	—	81	—
Benefits earned during the year	8	12	210	199	—	—	43	29
Interest cost on benefit obligation	538	565	384	367	33	44	146	116
Plan amendments	—	(13)	(28)	17	—	—	(171)	—
Actuarial (gain) loss	(671)	965	(733)	923	(253)	(24)	(617)	457
Benefits paid, net of participants contributions	(661)	(638)	(296)	(306)	(85)	(85)	(64)	(54)
Expected government subsidy	—	—	—	—	13	10	—	—
Settlements	—	—	(57)	(254)	—	—	(2)	—
Curtailment (gain) loss	23	—	(2)	(8)	—	—	(3)	—
Special/contractual termination benefits	—	—	8	1	—	—	—	—
Foreign exchange impact and other	—	—	(76)	198	—	—	(4)	86
Qualified plans	$12,137	$13,268	$7,194	$7,399	$780	$1,072	$1,411	$2,002
Nonqualified plans (2)	$692	$769	$—	$—	$—	$—	$—	$—
Projected benefit obligation at year end	$12,829	$14,037	$7,194	$7,399	$780	$1,072	$1,411	$2,002

(1)	See Note 1 to the Consolidated Financial Statements for additional information on the change in accounting policy.

(2)	These plans are unfunded.

	Pension plans				Postretirement plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Change in plan assets
Qualified plans
Plan assets at fair value at beginning of year	$12,656	$11,991	$7,154	$6,421	$50	$74	$1,497	$1,096
Cumulative effect of change in accounting policy (1)	(53)	—	126	—	3	—	21	—
Actual return on plan assets	789	1,303	(256)	786	(1)	7	(223)	277
Company contributions	—	—	357	352	52	54	256	92
Plan participants contributions	—	—	6	6	50	58	—	—
Settlements	—	—	(61)	(254)	—	—	—	—
Benefits paid	(661)	(638)	(302)	(312)	(122)	(143)	(64)	(54)
Foreign exchange impact and other	—	—	(106)	155	—	—	(15)	86
Qualified plans	$12,731	$12,656	$6,918	$7,154	$32	$50	$1,472	$1,497
Nonqualified plans (2)	$—	$—	$—	$—	$—	$—	$—	$—
Plan assets at fair value at year end	$12,731	$12,656	$6,918	$7,154	$32	$50	$1,472	$1,497

Funded status of the plans
Qualified plans (3)	$593	$(612)	$(276)	$(245)	$(748)	$(1,022)	$61	(505)
Nonqualified plans (2)	(692)	(769)	—	—	—	—	—	—
Funded status of the plans at year end	$(99)	$(1,381)	$(276)	$(245)	$(748)	$(1,022)	$61	$(505)

Net amount recognized
Qualified plans
Benefit asset	$593	$—	$709	$763	$—	$—	$407	$—
Benefit liability	—	(612)	(985)	(1,008)	(748)	(1,022)	(346)	(505)
Qualified plans	$593	$(612)	$(276)	$(245)	$(748)	$(1,022)	$61	$(505)
Nonqualified plans (2)	$(692)	$(769)	$—	$—	$—	$—	$—	$—
Net amount recognized on the balance sheet	$(99)	$(1,381)	$(276)	$(245)	$(748)	$(1,022)	$61	$(505)

Amounts recognized in Accumulated other comprehensive income (loss)
Qualified plans
Net transition asset (obligation)	$—	$—	$(1)	$(2)	$—	$—	$(1)	$(1)
Prior service benefit (cost)	7	13	(2)	(33)	1	1	173	5
Net actuarial gain (loss)	(3,911)	(4,904)	(2,007)	(1,936)	129	(123)	(555)	(802)
Qualified plans	$(3,904)	$(4,891)	$(2,010)	$(1,971)	$130	$(122)	$(383)	$(798)
Nonqualified plans (2)	$(226)	$(298)	$—	$—	$—	$—	$—	$—
Net amount recognized in equity—pretax	$(4,130)	$(5,189)	$(2,010)	$(1,971)	$130	$(122)	$(383)	$(798)

Accumulated benefit obligation
Qualified plans	$12,122	$13,246	$6,652	$6,369	$780	$1,072	$1,411	$2,002
Nonqualified plans (2)	668	738	—	—	—	—	—	—
Accumulated benefit obligation at year end	$12,790	$13,984	$6,652	$6,369	$780	$1,072	$1,411	$2,002

(1)	See Note 1 to the Consolidated Financial Statements for additional information on the change in accounting policy.

(2)	These plans are unfunded.

(3)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of January 1, 2014 and no minimum required funding is expected for 2014.

The following table shows the change in Accumulated other comprehensive income (loss) related to pension and post-retirement benefit plans for the years ended December 31, 2013, 2012 and 2011:

In millions of dollars	2013	2012	2011
Balance, January 1, net of tax (1)	$(5,270)	$(4,282)	$(4,105)
Cumulative effect of change in accounting policy	(22)	—	—
Actuarial assumptions changes and plan experience (2)	2,380	(2,400)	(820)
Net asset gain (loss) due to difference between actual and expected returns	(1,084)	963	197
Net amortizations	271	214	183
Prior service credit (cost)	360	—	—
Foreign exchange impact and other	74	(155)	28
Change in deferred taxes, net	(666)	390	235
Change, net of tax	$1,313	$(988)	$(177)
Balance, December 31, net of tax (1)	$(3,957)	$(5,270)	$(4,282)

(1)    See Note 20 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.
(2)    Includes $58 million and $62 million of actuarial losses related to the U.S. nonqualified pension plans for 2013 and 2012, respectively.

At December 31, 2013 and 2012, for both qualified and nonqualified pension plans and for both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets are presented for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value plan assets
	U.S. plans (1)		Non-U.S. plans		U.S. plans (1)		Non-U.S. plans
In millions of dollars	2013	2012	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$692	$14,037	$2,765	$4,792	$692	$14,037	$2,408	$2,608
Accumulated benefit obligation	668	13,984	2,375	3,876	668	13,984	2,090	2,263
Fair value of plan assets	—	12,656	1,780	3,784	—	12,656	1,468	1,677

(1)
At December 31, 2013, assets for the U.S. qualified plan exceeded both the projected benefit obligation (PBO) and accumulated benefit obligation (ABO). The U.S. nonqualified plans are not funded and thus the PBO and ABO exceeded plan assets as of this date. At December 31, 2012, for both the U.S. qualified and nonqualified plans, the aggregate PBO and the aggregate ABO exceeded plan assets. In 2012, the PBO and ABO of the U.S. plans include $13,268 million and $13,246 million, respectively, relating to the qualified plan and $769 million and $738 million, respectively, relating to the nonqualified plans.

At December 31, 2013, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, were less than plan assets by $0.9 billion. At December 31, 2012, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, were less than plan assets by $0.2 billion.

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
Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expenses for the Company’s plans are shown in the following table:

At year end	2013	2012
Discount rate
U.S. plans (1)
Pension	4.75%	3.90%
Postretirement	4.35	3.60
Non-U.S. pension plans (2)
Range	1.60 to 29.25	1.50 to 28.00
Weighted average	5.60	5.24
Non-U.S. postretirement plans (2)
Range	3.50 to 11.90	3.50 to 10.00
Weighted average	8.65	7.46
Future compensation increase rate
U.S. plans (3)	N/A	N/A
Non-U.S. pension plans
Range	1.00 to 26.00	1.20 to 26.00
Weighted average	3.40	3.93
Expected return on assets
U.S. plans	7.00	7.00
Non-U.S. pension plans
Range	1.20 to 11.50	0.90 to 11.50
Weighted average	5.68	5.76
Non-U.S. postretirement plans
Range	8.50 to 8.90	8.50 to 9.60
Weighted average	8.50	8.50

(1)
Effective April 1, 2013, Citigroup changed to a quarterly remeasurement approach for its six largest plans, including the U.S. qualified pension and postretirement plans. For the U.S. qualified pension and postretirement plans, the 2013 rates shown above were utilized to calculate the December 31, 2013 benefit obligation and will be used to determine the 2014 first quarter expense. The 2012 rates shown above were utilized to calculate the December 31, 2012 benefit obligation and used for the 2013 first quarter expense. For the U.S. nonqualified pension plans, the 2013 rates shown above were utilized to calculate the December 31, 2013 benefit obligations and will be used to determine the expense for 2014. The 2012 rates shown above were utilized to calculate the December 31, 2012 benefit obligations and the expense for the full year 2013.

(2)
Effective April 1, 2013, Citigroup changed to a quarterly remeasurement approach for its four largest non-U.S. plans, including the qualified pension and postretirement plans. For the four largest non-U.S. qualified pension and postretirement plans, the 2013 rates shown above were utilized to calculate the December 31, 2013 benefit obligation and will be used to determine the 2014 first quarter expense. The 2012 rates shown above were utilized to calculate the December 31, 2012 benefit obligation and used for the 2013 first quarter expense. For all other non-

U.S. qualified pension and postretirement plans, the 2013 rates shown above were utilized to calculate the December 31, 2013 benefit obligations and will be used to determine the expense for 2014. The 2012 rates shown above were utilized to calculate the December 31, 2012 benefit obligations and the expense for the full year 2013.

(3)
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

During the year	2013	2012
Discount rate
U.S. plans (1)
Pension	3.90%/4.2%/4.75%/ 4.80%	4.70%
Postretirement	3.60/3.60/ 4.40/ 4.30	4.30
Non-U.S. pension plans
Range	1.50 to 28.00	1.75 to 13.25
Weighted average (2)	5.24	5.94
Non-U.S. postretirement plans
Range	3.50 to 10.00	4.25 to 10.25
Weighted average (2)	7.46	8.25
Future compensation increase rate
U.S. plans (3)	N/A	N/A
Non-U.S. pension plans
Range	1.20 to 26.00	1.60 to 13.30
Weighted average (2)	3.93	4.04
Expected return on assets
U.S. plans	7.00	7.50
Non-U.S. pension plans
Range	0.90 to 11.50	1.00 to 12.50
Weighted average (2)	5.76	6.25
Non-U.S. postretirement plans
Range	8.50 to 9.60	9.5 to 10.00
Weighted average (2)	8.50	9.50

(1)
For the U.S. qualified pension and postretirement plans, the 2013 rates shown above were utilized to calculate the expense in each of the respective four quarters in 2013. The 2012 rates shown above were utilized to calculate expense for 2012.

(2)
For the four largest non-U.S. plans, which follow the quarterly remeasurement approach adopted effective April 1, 2013, the 2013 weighted averages shown above reflect the assumptions for the first quarter of 2013. All other non-U.S. plans were remeasured annually, the weighted averages shown above were used to calculate the expense for the full year.

(3)
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

Expected Rate of Return
The Company determines its assumptions for the expected rate of return on plan assets for its U.S. pension and postretirement plans using a “building block” approach, which focuses on ranges of anticipated rates of return for each asset class. A weighted average range of nominal rates is then determined based on target allocations to each asset class. Market performance over a number of earlier years is evaluated covering a wide range of economic conditions to determine whether there are sound reasons for projecting any past trends.
The Company considers the expected rate of return to be a long-term assessment of return expectations and does not anticipate changing this assumption unless there are significant changes in investment strategy or economic conditions. This contrasts with the selection of the discount rate and certain other assumptions, which are reconsidered annually in accordance with generally accepted accounting principles.
The expected rate of return for the U.S. pension and postretirement plans was 7.00% at December 31, 2013, 7.00% at December 31, 2012, and 7.50% at December 31, 2011. The expected return on assets reflects the expected annual appreciation of the plan assets and reduces the Company’s annual pension expense. The expected return on assets is deducted from the sum of service cost, interest cost and other components of pension expense to arrive at the net pension (benefit) expense. Net pension (benefit) expense for the U.S. pension plans for 2013, 2012 and 2011 reflects deductions of $863 million, $897 million and $890 million of expected returns, respectively.

The following table shows the expected rate of return used in determining the Company’s pension expense compared to the actual rate of return on plan assets during 2013, 2012 and 2011 for the U.S. pension and postretirement plans:

	2013	2012	2011
Expected rate of return (1)	7.00%	7.50%	7.50%
Actual rate of return (2)	6.00%	11.00%	11.00%

(1)	Effective December 31, 2012, the expected rate of return was changed from 7.50% to 7.00%.

(2)	Actual rates of return are presented net of fees.

For the non-U.S. plans, pension expense for 2013 was reduced by the expected return of $396 million, compared with the actual return of $(130) million. Pension expense for 2012 and 2011 was reduced by expected returns of $399 million and $422 million, respectively. Actual returns were lower in 2013, but higher in 2012 and 2011 than the expected returns in those years.

Sensitivities of Certain Key Assumptions
The following tables summarize the effect on pension expense of a one-percentage-point change in the discount rate:

	One-percentage-point increase
In millions of dollars	2013	2012	2011
U.S. plans	$16	$18	$19
Non-U.S. plans	(52)	(48)	(57)

	One-percentage-point decrease
In millions of dollars	2013	2012	2011
U.S. plans	$(57)	$(36)	$(34)
Non-U.S. plans	79	64	70

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

The following tables summarize the effect on pension expense of a one-percentage-point change in the expected rates of return:

	One-percentage-point increase
In millions of dollars	2013	2012	2011
U.S. plans	$(123)	$(120)	$(118)
Non-U.S. plans	(68)	(64)	(62)

	One-percentage-point decrease
In millions of dollars	2013	2012	2011
U.S. plans	$123	$120	$118
Non-U.S. plans	68	64	62

Health Care Cost-Trend Rate
Assumed health care cost-trend rates were as follows:

	2013	2012
Health care cost increase rate for U.S. plans
Following year	8.00%	8.50%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2020	2020

 A one-percentage-point change in assumed health care cost-trend rates would have the following effects on postretirement expense:

	One-percentage- point increase		One- percentage- point decrease
In millions of dollars	2013	2012	2013	2012
Effect on benefits earned and interest cost for U.S. postretirement plans	$1	$2	$(1)	$(1)
Effect on accumulated postretirement benefit obligation for U.S. postretirement plans	24	44	(19)	(39)

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans at December 31, 2013 and 2012, and the target allocations for 2014 by asset category based on asset fair values, are as follows:

	Target asset allocation	U.S. pension assets at December 31,		U.S. postretirement assets at December 31,
Asset category (1)	2014	2013	2012	2013	2012
Equity securities (2)	0 - 30%	19%	17%	19%	17%
Debt securities	25 - 73	42	45	42	45
Real estate	0 - 7	5	5	5	5
Private equity	0 - 15	11	11	11	11
Other investments	12 - 29	23	22	23	22
Total		100%	100%	100%	100%

(1)
Asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.

(2)	Equity securities in the U.S. pension and postretirement plans do not include any Citigroup common stock at the end of 2013 and 2012.

Third-party investment managers and advisors provide their services to Citigroup’s U.S. pension and postretirement plans. Assets are rebalanced as Citi’s Pension Plan Investment Committee deems appropriate. Citigroup’s investment strategy, with respect to its assets, is to maintain a globally diversified investment portfolio across several asset classes that, when combined with Citigroup’s contributions to the plans, will maintain the plans’ ability to meet all required benefit obligations.

Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges at the end of 2013 and 2012, and the weighted-average target allocations for 2014 by asset category based on asset fair values are as follows:

	Non-U.S. pension plans
	Weighted-average target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category (1)	2014	2013	2012	2013	2012
Equity securities	19%	0 - 69%	0 - 63%	20%	16%
Debt securities	74	0 - 99	0 - 100	72	72
Real estate	1	0 - 19	0 - 41	1	1
Other investments	6	0 - 100	0 - 100	7	11
Total	100%			100%	100%

	Non-U.S. postretirement plans
	Weighted-average target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category (1)	2014	2013	2012	2013	2012
Equity securities	42%	0 - 41%	0 - 28%	41%	28%
Debt securities	52	51 - 100	46 - 100	51	46
Other investments	6	0 - 8	0 - 26	8	26
Total	100%			100%	100%

(1)	Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

Fair Value Disclosure
For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methodology utilized by the Company, see Note 1 and Note 25 to the Consolidated Financial Statements.

Certain investments may transfer between the fair value hierarchy classifications during the year due to changes in valuation methodology and pricing sources. There were no significant transfers of investments between Level 1 and Level 2 during the years ended December 31, 2013 and 2012.
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans (1)
	Fair value measurement at December 31, 2013
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$864	$—	$—	$864
Non-U.S. equity	441	—	—	441
Mutual funds	203	—	—	203
Commingled funds	—	895	—	895
Debt securities
U.S. Treasuries	1,112	—	—	1,112
U.S. agency	—	91	—	91
U.S. corporate bonds	—	1,385	—	1,385
Non-U.S. government debt	—	344	—	344
Non-U.S. corporate bonds	—	403	—	403
State and municipal debt	—	137	—	137
Hedge funds	—	2,014	1,180	3,194
Asset-backed securities	—	61	—	61
Mortgage-backed securities	—	64	—	64
Annuity contracts	—	—	91	91
Private equity	—	—	2,106	2,106
Derivatives	8	601	—	609
Other investments	—	100	157	257
Total investments at fair value	$2,628	$6,095	$3,534	$12,257
Cash and short-term investments	$107	$957	$—	$1,064
Other investment receivables	—	49	52	101
Total assets	$2,735	$7,101	$3,586	$13,422
Other investment liabilities	$(9)	$(650)	$—	$(659)
Total net assets	$2,726	$6,451	$3,586	$12,763

(1)
The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2013, the allocable interests of the U.S. pension and postretirement benefit plans were 99.7% and 0.3%, respectively.

In millions of dollars	U.S. pension and postretirement benefit plans (1)
	Fair value measurement at December 31, 2012
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$677	$—	$—	$677
Non-U.S. equity	412	5	—	417
Mutual funds	177	—	—	177
Commingled funds	—	1,132	—	1,132
Debt securities
U.S. Treasuries	1,431	—	—	1,431
U.S. agency	—	112	—	112
U.S. corporate bonds	—	1,397	—	1,397
Non-U.S. government debt	—	387	—	387
Non-U.S. corporate bonds	—	350	—	350
State and municipal debt	—	142	—	142
Hedge funds	—	1,132	1,524	2,656
Asset-backed securities	—	55	—	55
Mortgage-backed securities	—	52	—	52
Annuity contracts	—	—	130	130
Private equity	—	—	2,419	2,419
Derivatives	3	627	—	630
Other investments	—	—	142	142
Total investments at fair value	$2,700	$5,391	$4,215	$12,306
Cash and short-term investments	$131	$906	$—	$1,037
Other investment receivables	—	6	24	30
Total assets	$2,831	$6,303	$4,239	$13,373
Other investment liabilities	$(10)	$(657)	$—	$(667)
Total net assets	$2,821	$5,646	$4,239	$12,706

(1)
The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2012, the allocable interests of the U.S. pension and postretirement benefit plans were 99.6% and 0.4%, respectively.

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2013
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$6	$13	$—	$19
Non-U.S. equity	117	292	49	458
Mutual funds	242	3,593	—	3,835
Commingled funds	7	22	—	29
Debt securities
U.S. corporate bonds	—	392	—	392
Non-U.S. government debt	2,559	232	—	2,791
Non-U.S. corporate bonds	110	780	5	895
Hedge funds	—	—	11	11
Mortgage-backed securities	3	1	—	4
Annuity contracts	—	1	32	33
Derivatives	42	—	—	42
Other investments	7	12	202	221
Total investments at fair value	$3,093	$5,338	$299	$8,730
Cash and short-term investments	$92	$4	$—	$96
Total assets	$3,185	$5,342	$299	$8,826
Other investment liabilities	$—	$(436)	$—	$(436)
Total net assets	$3,185	$4,906	$299	$8,390

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2012
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$12	$12	$—	$24
Non-U.S. equity	88	77	48	213
Mutual funds	31	4,583	—	4,614
Commingled funds	—	26	—	26
Debt securities
U.S. Treasuries	—	1	—	1
U.S. corporate bonds	—	488	—	488
Non-U.S. government debt	1,806	144	4	1,954
Non-U.S. corporate bonds	162	804	4	970
Hedge funds	—	—	16	16
Mortgage-backed securities	—	1	—	1
Annuity contracts	—	5	6	11
Derivatives	—	40	—	40
Other investments	3	9	219	231
Total investments at fair value	$2,102	$6,190	$297	$8,589
Cash and short-term investments	$55	$4	$3	$62
Total assets	$2,157	$6,194	$300	$8,651

Level 3 Roll Forward
The reconciliations of the beginning and ending balances during the period for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans

Asset categories	Beginning Level 3 fair value at Dec. 31, 2012	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales, and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2013
Hedge funds	$1,524	$45	$69	$19	$(477)	$1,180
Annuity contracts	130	—	(9)	(33)	3	91
Private equity	2,419	264	(10)	(564)	(3)	2,106
Other investments	142	—	7	8	—	157
Total investments	$4,215	$309	$57	$(570)	$(477)	$3,534
Other investment receivables	24	—	—	28	—	52
Total assets	$4,239	$309	$57	$(542)	$(477)	$3,586

In millions of dollars	U.S. pension and postretirement benefit plans

Asset categories	Beginning Level 3 fair value at Dec. 31, 2011	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales, and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2012
Equity securities
U.S. equity	$51	$—	$—	$—	$(51)	$—
Non-U.S. equity	19	—	8	—	(27)	—
Debt securities
U.S. corporate bonds	5	—	1	—	(6)	—
Non-U.S. government debt	—	(1)	—	1	—	—
Hedge funds	870	(28)	149	199	334	1,524
Annuity contracts	155	—	6	(31)	—	130
Private equity	2,474	267	98	(484)	64	2,419
Other investments	121	—	14	12	(5)	142
Total investments	$3,695	$238	$276	$(303)	$309	$4,215
Other investment receivables	221	—	—	—	(197)	24
Total assets	$3,916	$238	$276	$(303)	$112	$4,239

In millions of dollars	Non-U.S. pension and postretirement benefit plans

Asset categories	Beginning Level 3 fair value at Dec. 31, 2012	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales, and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2013
Equity securities
Non-U.S. equity	$48	$—	$5	$—	$(4)	$49
Debt securities
Non-U.S. government bonds	4	—	—	—	(4)	—
Non-U.S. corporate bonds	4	—	(1)	2	—	5
Hedge funds	16	—	1	(6)	—	11
Annuity contracts	6	—	3	(1)	24	32
Other investments	219	—	—	3	(20)	202
Total investments	$297	$—	$8	$(2)	$(4)	$299
Cash and short-term investments	3	—	—	—	(3)	—
Total assets	$300	$—	$8	$(2)	$(7)	$299

In millions of dollars	Non-U.S. pension and postretirement benefit plans

Asset categories	Beginning Level 3 fair value at Dec. 31, 2011	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales, and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2012
Equity securities
Non-U.S. equity	$5	$—	$—	$43	$—	$48
Mutual funds	32	—	—	(10)	(22)	—
Debt securities
Non-U.S. government bonds	5	—	—	—	(1)	4
Non-U.S. corporate bonds	3	(3)	—	2	2	4
Hedge funds	12	—	—	—	4	16
Annuity contracts	—	—	—	1	5	6
Other investments	240	7	14	(23)	(19)	219
Total investments	$297	$4	$14	$13	$(31)	$297
Cash and short-term investments	—	—	—	—	3	3
Total assets	$297	$4	$14	$13	$(28)	$300

Investment Strategy
The Company’s global pension and postretirement funds’ investment strategies are to invest in a prudent manner for the exclusive purpose of providing benefits to participants. The investment strategies are targeted to produce a total return that, when combined with the Company’s contributions to the funds, will maintain the funds’ ability to meet all required benefit obligations. Risk is controlled through diversification of asset types and investments in domestic and international equities, fixed-income securities and cash and short-term investments. The target asset allocation in most locations outside the U.S. is primarily in equity and debt securities. These allocations may vary by geographic region and country depending on the nature of applicable obligations and various other regional considerations. The wide variation in the actual range of plan asset allocations for the funded non-U.S. plans is a result of differing local statutory requirements and economic conditions. For example, in certain countries local law requires that all pension plan assets must be invested in fixed-income investments, government funds, or local-country securities.

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

Oversight and Risk Management Practices
The framework for the Company’s pensions oversight process includes monitoring of retirement plans by plan fiduciaries and/or management at the global, regional or country level, as appropriate. Independent risk management contributes to the risk oversight and monitoring for the Company’s U.S. qualified pension plan and largest non-U.S. pension plans. Although the specific components of the oversight process are tailored to the requirements of each region, country and plan, the following elements are common to the Company’s monitoring and risk management process:

•	periodic asset/liability management studies and strategic asset allocation reviews;

•	periodic monitoring of funding levels and funding ratios;

•	periodic monitoring of compliance with asset allocation guidelines;

•	periodic monitoring of asset class and/or investment manager performance against benchmarks; and

•	periodic risk capital analysis and stress testing.

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
2014	$804	$382	$79	$64
2015	828	359	76	69
2016	830	390	73	74
2017	842	411	70	80
2018	853	437	67	87
2019—2023	4,473	2,699	286	580

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
The expected subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $4 million and $93 million as of December 31, 2013 and 2012, respectively, and the postretirement expense by approximately $3 million and $9 million for 2013 and 2012, respectively. The reduction in the expected subsidy was due to the Company’s adoption of the Employee Group Waiver Plan, as described below.
The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years:

	Expected U.S. postretirement benefit payments
In millions of dollars	Before Medicare Part D subsidy	Medicare Part D subsidy	After Medicare Part D subsidy
2014	$79	$—	$79
2015	76	—	76
2016	73	—	73
2017	70	—	70
2018	67	—	67
2019—2023	288	2	286

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

Certain provisions of the Act of 2010 improved the Medicare Part D option known as the Employer Group Waiver Plan (EGWP) with respect to the Medicare Part D subsidy. The EGWP provides prescription drug benefits that are more cost effective for Medicare-eligible participants and large employers. Effective April 1, 2013, the Company began sponsoring and implementing an EGWP for eligible retirees. The expected Company subsidy received under EGWP during 2013 was $10.5 million.
The other provisions of the Act of 2010 are not expected to have a significant impact on Citigroup’s pension and postretirement plans.

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
As of December 31, 2013 and 2012, the plans’ funded status recognized in the Company’s Consolidated Balance Sheet was $(252) million and $(501) million, respectively. The amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 were $46 million and $(185) million, respectively. During 2013, the Company made changes to its postemployment plans that limit the period for which future disabled employees are eligible for continued company subsidized medical benefits. These changes resulted in the decreases in the Company’s obligations, as shown above.
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Net expense
In millions of dollars	2013	2012	2011
Service related expense
Service cost	$20	$22	$16
Interest cost	10	13	12
Prior service cost (benefit)	(3)	7	7
Net actuarial loss	17	13	9
Total service related expense	$44	$55	$44
Non-service related expense (benefit)	$(14)	$24	$23
Total net expense	$30	$79	$67

The following table summarizes certain assumptions used in determining the postemployment benefit obligations and net benefit expenses for the Company’s U.S. postemployment plans.

	2013	2012
Discount rate	4.05%	3.10%
Health care cost increase rate
Following year	8.00%	8.50%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2020	2020
Early Retiree Reinsurance Program
The Company participates in the Early Retiree Reinsurance Program (ERRP), which provides federal government reimbursement to eligible employers to cover a portion of the health benefit costs associated with early retirees. Of the $8 million the Company received in reimbursements, approximately $3 million and $5 million were used to reduce the health benefit costs for certain eligible employees for the years ended December 31, 2013 and 2012, respectively.

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citigroup
401(k) Plan sponsored by the Company in the U.S.
Under the Citigroup 401(k) Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2013 and 2012, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The pretax expense associated with this plan amounted to approximately $394 million, $384 million and $374 million in 2013, 2012 and 2011, respectively.

9. INCOME TAXES

Details of the Company’s income tax provision for the years ended December 31 are presented in the table below:

Income Taxes

In millions of dollars	2013	2012	2011
Current
Federal	$(260)	$(71)	$(144)
Foreign	3,788	3,869	3,552
State	(41)	300	241
Total current income taxes	$3,487	$4,098	$3,649
Deferred
Federal	$2,550	$(4,943)	$(793)
Foreign	(716)	900	628
State	546	(48)	91
Total deferred income taxes	$2,380	$(4,091)	$(74)
Provision (benefit) for income tax on continuing operations before noncontrolling interests (1)	$5,867	$7	$3,575
Provision (benefit) for income taxes on discontinued operations	(244)	(52)	12
Provision (benefit) for income taxes on cumulative effect of accounting changes	—	(58)	—
Income tax expense (benefit) reported in stockholders’ equity related to:
Foreign currency translation	5	(709)	(609)
Investment securities	(1,353)	369	1,495
Employee stock plans	28	265	297
Cash flow hedges	625	311	(92)
Benefit Plans	698	(390)	(235)
Income taxes before noncontrolling interests	$5,626	$(257)	$4,443

(1)
Includes the effect of securities transactions and other-than-temporary-impairment losses resulting in a provision (benefit) of $262 million and $(187) million in 2013, $1,138 million and $(1,740) million in 2012 and $699 million and $(789) million in 2011, respectively.

Tax Rate
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before noncontrolling interests and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	3.0	1.5
Foreign income tax rate differential	(2.2)	(4.6)	(8.4)
Audit settlements (1)	(0.6)	(11.8)	—
Effect of tax law changes (2)	(0.3)	(0.1)	2.0
Basis difference in affiliates	—	(9.2)	—
Tax advantaged investments	(4.2)	(12.4)	(6.0)
Other, net	0.7	0.2	0.2
Effective income tax rate	30.1%	0.1%	24.3%

(1)
For 2013, relates to the settlement of U.S. federal issues for 2003-2005 at IRS appeals. For 2012, relates to the conclusion of the audit of various issues in the Company’s 2006-2008 U.S. federal tax audits and the conclusion of a New York City tax audit for 2006-2008.

(2)	For 2011, includes the results of the Japan tax rate change which resulted in a $300 million DTA charge.

As set forth in the table above, Citi’s effective tax rate for 2013 was 30.1%, which included a tax benefit of $127 million for the resolution of certain tax items during the year. This compared to an effective tax rate for 2012 of 0.1% due to the effect of permanent differences on the comparably lower level of pretax income. 2012 included a $925 million tax benefit, also related to the resolution of certain tax audit items during the year.
As previously disclosed, during 2013, Citi decided that earnings in certain foreign subsidiaries would no longer be indefinitely reinvested outside the U.S. (as asserted under ASC 740, Income Taxes). This decision increased Citi’s 2013 tax provision on these foreign subsidiary earnings to the higher U.S. tax rate and thus increased Citi’s effective tax rate for 2013 and reduced its after-tax earnings. For additional information on Citi’s foreign earnings, see “Foreign Earnings” below.

Deferred Income Taxes
Deferred income taxes at December 31 related to the following:

In millions of dollars	2013	2012
Deferred tax assets
Credit loss deduction	$8,356	$10,947
Deferred compensation and employee benefits	4,067	4,890
Restructuring and settlement reserves	1,806	1,645
Unremitted foreign earnings	6,910	5,114
Investment and loan basis differences	4,409	3,878
Cash flow hedges	736	1,361
Tax credit and net operating loss carry-forwards	26,097	28,087
Fixed assets and leases	666	—
Debt Issuances	—	614
Other deferred tax assets	2,734	1,964
Gross deferred tax assets	$55,781	$58,500
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$55,781	$58,500
Deferred tax liabilities
Deferred policy acquisition costs and value of insurance in force	$(455)	$(495)
Fixed assets and leases	—	(623)
Intangibles	(1,076)	(1,517)
Debt issuances	(811)	—
Other deferred tax liabilities	(640)	(543)
Gross deferred tax liabilities	$(2,982)	$(3,178)
Net deferred tax assets	$52,799	$55,322

Unrecognized Tax Benefits
The following is a roll-forward of the Company’s unrecognized tax benefits.

In millions of dollars	2013	2012	2011
Total unrecognized tax benefits at January 1	$3,109	$3,923	$4,035
Net amount of increases for current year’s tax positions	58	136	193
Gross amount of increases for prior years’ tax positions	251	345	251
Gross amount of decreases for prior years’ tax positions	(716)	(1,246)	(507)
Amounts of decreases relating to settlements	(1,115)	(44)	(11)
Reductions due to lapse of statutes of limitation	(15)	(3)	(38)
Foreign exchange, acquisitions and dispositions	2	(2)	—
Total unrecognized tax benefits at December 31	$1,574	$3,109	$3,923

The total amounts of unrecognized tax benefits at December 31, 2013, 2012 and 2011 that, if recognized, would affect Citi’s effective tax rate, are $0.8 billion, $1.3 billion and $2.2 billion, respectively. The remaining uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences, except for $0.4 billion at December 31, 2013, which would be booked directly to Retained earnings.

Interest and penalties (not included in “unrecognized tax benefits” above) are a component of the Provision for income taxes.

	2013		2012		2011
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties in the Consolidated Balance Sheet at January 1	$492	$315	$404	$261	$348	$223
Total interest and penalties in the Consolidated Statement of Income	(108)	(72)	114	71	61	41
Total interest and penalties in the Consolidated Balance Sheet at December 31 (1)	277	173	492	315	404	261

(1)	Includes $2 million, $10 million and $14 million for foreign penalties in 2013, 2012 and 2011, respectively. Also includes $4 million for state penalties in 2013, 2012 and 2011.
Citi currently is under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months, although Citi does not expect such audits to result in amounts that would cause a significant change to its effective tax rate, other than as discussed below.
Citi expects to conclude its IRS audit for the 2009-2011 cycle within the next 12 months. The gross uncertain tax positions at December 31, 2013 for the items that may be resolved are as much as $520 million. Because of the number and nature of the issues remaining to be resolved, the potential tax benefit to continuing operations could be anywhere from $0 to $150 million, while the potential tax benefit to retained earnings could be from $0 to $350 million. In addition, Citi may conclude certain state and local tax audits within the next

12 months. The gross uncertain tax positions at December 31, 2013 are as much as $170 million. The potential tax benefit to continuing operations could be anywhere between $0 and $110 million, excluding interest.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2009
Mexico	2008
New York State and City	2005
United Kingdom	2012
India	2009
Brazil	2009
Singapore	2007
Hong Kong	2007
Ireland	2010
Foreign Earnings
Foreign pretax earnings approximated $13.1 billion in 2013, $14.7 billion in 2012 and $13.1 billion in 2011 (of which $0.1 billion, $0.0 billion and $0.1 billion, respectively, are in Discontinued operations). As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States.
At December 31, 2013, $43.8 billion of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $11.7 billion would have to be provided if such earnings were remitted currently. The current year’s effect on the income tax expense from continuing operations is included in the “Foreign income tax rate differential” line in the reconciliation of the federal statutory rate to the Company’s effective income tax rate in the table above.
Income taxes are not provided for the Company’s “savings bank base year bad debt reserves” that arose before 1988, because under current U.S. tax rules, such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2013, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

DTAs

As of December 31, 2013 and 2012, Citi had no valuation allowance on its DTAs.

In billions of dollars
Jurisdiction/component	DTAs balance December 31, 2013	DTAs balance December 31, 2012
U.S. federal (1)
Net operating losses (NOLs)(2)	$1.4	$0.8
Foreign tax credits (FTCs)(3)	19.6	22.0
Consolidated tax return general business credits (GBCs)	2.5	2.6
Future tax deductions and credits	21.5	22.0
Other	—	0.1
Total U.S. federal	$45.0	$47.5
State and local
New York NOLs	$1.4	$1.3
Other state NOLs	0.5	0.6
Future tax deductions	2.4	2.6
Total state and local	$4.3	$4.5
Foreign
APB 23 subsidiary NOLs	$0.2	$0.2
Non-APB 23 subsidiary NOLs	1.2	1.2
Future tax deductions	2.1	1.9
Total foreign	$3.5	$3.3
Total	$52.8	$55.3

(1)
Included in the net U.S. federal DTAs of $45.0 billion as of December 31, 2013 were deferred tax liabilities of $2 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.

(2)
Includes $0.6 billion and $0.8 billion for 2013 and 2012, respectively, of NOL carry-forwards related to non-consolidated tax return companies that are expected to be utilized separately from Citigroup’s consolidated tax return and $0.8 billion of non-consolidated tax return NOL carry-forwards for 2013 that are eventually expected to be utilized in Citigroup’s consolidated tax return.

(3)	Includes $0.7 billion of non-consolidated tax return FTC carry-forwards that are eventually expected to be utilized in Citigroup’s consolidated tax return.

The following table summarizes the amounts of tax carry-forwards and their expiration dates as of December 31, 2013:

In billions of dollars	Amount
Year of expiration	December 31, 2013	December 31, 2012
U.S. tax return foreign tax credit carry-forwards
2016	$—	$0.4
2017	4.7	6.6
2018	5.2	5.3
2019	1.2	1.3
2020	3.1	2.3
2021	1.4	1.9
2022	3.3	4.2
2023(1)	0.7	—
Total U.S. tax return foreign tax credit carry-forwards	$19.6	$22.0
U.S. tax return general business credit carry-forwards
2027	$—	$0.3
2028	0.4	0.4
2029	0.4	0.4
2030	0.4	0.5
2031	0.4	0.5
2032	0.5	0.5
2033	0.4	—
Total U.S. tax return general business credit carry-forwards	$2.5	$2.6
U.S. subsidiary separate federal NOL carry-forwards
2027	$0.2	$0.2
2028	0.1	0.1
2030	0.3	0.3
2031	1.7	1.8
2033	1.7	—
Total U.S. subsidiary separate federal NOL carry-forwards (2)	$4.0	$2.4
New York State NOL carry-forwards
2027	$0.1	$0.1
2028	6.5	7.2
2029	2.0	1.9
2030	0.1	0.4
2032	0.9	—
Total New York State NOL carry-forwards (2)	$9.6	$9.6
New York City NOL carry-forwards
2027	$0.1	$0.1
2028	3.9	3.7
2029	1.5	1.6
2032	0.6	0.2
Total New York City NOL carry-forwards (2)	$6.1	$5.6
APB 23 subsidiary NOL carry-forwards
Various	$0.2	$0.2
Total APB 23 subsidiary NOL carry-forwards	$0.2	$0.2

(1)	The $0.7 billion in FTC carry-forwards that expires in 2023 is in a non-consolidated tax return entity but is eventually expected to be utilized in Citigroup’s consolidated tax return.

(2)	Pretax.

While Citi’s net total DTAs decreased year-over-year, the time remaining for utilization has shortened, given the passage of time, particularly with respect to the FTC component of the DTAs. Realization of the DTAs will continue to be driven by Citi’s ability to generate U.S. taxable earnings in the carry-forward periods, including through actions that optimize Citi’s U.S. taxable earnings.
Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $52.8 billion at December 31, 2013 is more likely than not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. In general, Citi would need to generate approximately $98 billion of U.S. taxable income during the FTC carry-forward periods to prevent this most time sensitive component of Citi’s DTAs from expiring. Citi’s net DTAs will decline primarily as additional domestic GAAP taxable income is generated.
Citi has concluded that two components of positive evidence support the full realization of its DTAs. First, Citi forecasts sufficient U.S. taxable income in the carry-forward periods, exclusive of ASC 740 tax planning strategies. Citi’s forecasted taxable income, which will continue to be subject to overall market and global economic conditions, incorporates geographic business forecasts and taxable income adjustments to those forecasts (e.g., U.S. tax exempt income, loan loss reserves deductible for U.S. tax reporting in subsequent years), and actions intended to optimize its U.S. taxable earnings.
Second, Citi has sufficient tax planning strategies available to it under ASC 740 that would be implemented to prevent a carry-forward from expiring. These strategies include: repatriating low taxed foreign source earnings for which an assertion that the earnings have been indefinitely reinvested has not been made; accelerating U.S. taxable income into, or deferring U.S. tax deductions out of, the latter years of the carry-forward period (e.g., selling appreciated intangible assets, electing straight-line depreciation); accelerating deductible temporary differences outside the U.S.; and selling certain assets that produce tax-exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carry-forward periods.
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
Utilization of FTCs in any year is restricted to 35% of foreign source taxable income in that year. However, overall domestic losses that Citi has incurred of approximately $64 billion as of December 31, 2013 are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years. Such resulting foreign source income would cover the FTCs being carried forward. As such, Citi believes the foreign source taxable income limitation will not be an impediment to the FTC carry-forward usage, as long as Citi can generate sufficient domestic taxable income within the 10-year carry-forward period.
As noted in the tables above, Citi’s FTC carry-forwards were $19.6 billion as of December 31, 2013, compared to $22.0 billion as of December 31, 2012. This decrease represented $2.4 billion of the $2.5 billion decrease in Citi’s overall DTAs during 2013. Citi believes that it will generate sufficient U.S. taxable income within the 10-year carry-forward period referenced above to be able to fully utilize the FTC carry-forward, in addition to any FTCs produced in such period, which must be used prior to any carry-forward utilization.

10.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the years ended December 31:

In millions, except shares and per-share amounts	2013	2012	2011(1)
Income from continuing operations before attribution of noncontrolling interests	$13,630	$7,818	$11,147
Less: Noncontrolling interests from continuing operations	227	219	148
Net income from continuing operations (for EPS purposes)	$13,403	$7,599	$10,999
Income (loss) from discontinued operations, net of taxes	270	(58)	68
Less: Noncontrolling interests from discontinuing operations	—	—	—
Citigroup's net income	$13,673	$7,541	$11,067
Less: Preferred dividends(2)	194	26	26
Net income available to common shareholders	$13,479	$7,515	$11,041
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	263	166	186
Net income allocated to common shareholders for basic EPS	$13,216	$7,349	$10,855
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	1	11	17
Net income allocated to common shareholders for diluted EPS	$13,217	$7,360	$10,872
Weighted-average common shares outstanding applicable to basic EPS	3,035.8	2,930.6	2,909.8
Effect of dilutive securities
T-DECs(3)	—	84.2	87.6
Options(4)	5.3	—	0.8
Other employee plans	0.5	0.6	0.5
Convertible securities(5)	—	0.1	0.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,041.6	3,015.5	2,998.8
Basic earnings per share(6)
Income from continuing operations	$4.27	$2.53	$3.71
Discontinued operations	0.09	(0.02)	0.02
Net income	$4.35	$2.51	$3.73
Diluted earnings per share(6)
Income from continuing operations	$4.26	$2.46	$3.60
Discontinued operations	0.09	(0.02)	0.02
Net income	$4.35	$2.44	$3.63

(1)	All per-share amounts and Citigroup shares outstanding reflect Citigroup’s 1-for-10 reverse stock split which was effective May 6, 2011.

(2)	See Note 21 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(3)
Pursuant to the terms of Citi’s previously outstanding Tangible Dividend Enhanced Common Stock Securities (T-DECs), on December 17, 2012, the Company delivered 96,337,772 shares of Citigroup common stock for the final settlement of the prepaid stock purchase contract. The impact of the T-DECs is fully reflected in the basic shares for 2013 and diluted shares for 2012 and 2011.

(4)
During 2013, 2012 and 2011, weighted-average options to purchase 4.8 million, 35.8 million and 24.1 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $101.11, $54.23 and $92.89, respectively, were anti-dilutive.

(5)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively, were not included in the computation of earnings per share in 2013, 2012 and 2011 because they were anti-dilutive.

(6)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

11. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2013	2012
Federal funds sold	$20	$97
Securities purchased under agreements to resell	136,649	138,549
Deposits paid for securities borrowed	120,368	122,665
Total	$257,037	$261,311
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2013	2012
Federal funds purchased	$910	$1,005
Securities sold under agreements to repurchase	175,691	182,330
Deposits received for securities loaned	26,911	27,901
Total	$203,512	$211,236
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
The resale and repurchase agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities by the non-defaulting party, following a payment or other type of default under the relevant master agreement. Events of default generally include: (i) failure to deliver cash or securities as required under the transaction, (ii) failure to provide or return cash or securities as used for margining purposes, (iii) breach of representation, (iv) cross-default to another transaction entered into among the parties, or, in some cases, their affiliates, and (v) a repudiation of obligations under the agreement. The counterparty that receives the securities in these transactions is generally unrestricted in its use of the securities, with the exception of transactions executed on a tri-party basis.
The majority of the resale and repurchase agreements is recorded at fair value, as described in Note 25 to the Consolidated Financial Statements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
The securities borrowing and lending agreements also represent collateralized financing transactions similar to the resale and repurchase agreements. Collateral typically consists of government and government-agency securities and corporate debt and equity securities.
Similar to the resale and repurchase agreements, securities borrowing and lending agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities by the non-defaulting party, following a payment or other default by the other party under the relevant master agreement. Events of default and rights to use securities under the securities borrowing and lending agreements are similar to the resale and repurchase agreements referenced above.
A majority of securities borrowing and lending agreements is recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 26 to the Consolidated Financial Statements. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.
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
The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of December 31, 2013 and December 31, 2012. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of December 31, 2013
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$179,894	$43,245	$136,649	$105,226	$31,423
Deposits paid for securities borrowed	120,368	—	120,368	26,728	93,640
Total	$300,262	$43,245	$257,017	$131,954	$125,063

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$218,936	$43,245	$175,691	$80,082	$95,609
Deposits received for securities loaned	26,911	—	26,911	3,833	23,078
Total	$245,847	$43,245	$202,602	$83,915	$118,687

	As of December 31, 2012
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$187,950	$49,401	$138,549	$111,745	$26,804
Deposits paid for securities borrowed	122,665	—	122,665	34,733	87,932
Total	$310,615	$49,401	$261,214	$146,478	$114,736

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$231,731	$49,401	$182,330	$104,681	$77,649
Deposits received for securities loaned	27,901	—	27,901	15,579	12,322
Total	$259,632	$49,401	$210,231	$120,260	$89,971

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See table on prior page.

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

12. BROKERAGE RECEIVABLES AND BROKERAGE
PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business. The Company is exposed to risk of loss from the inability of brokers, dealers or customers to pay for purchases or to deliver the financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices. Credit risk is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transaction and replaces the broker, dealer or customer in question.
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
Brokerage receivables and Brokerage payables consisted of the following at December 31:

In millions of dollars	2013	2012
Receivables from customers	$5,811	$12,191
Receivables from brokers, dealers, and clearing organizations	19,863	10,299
Total brokerage receivables (1)	$25,674	$22,490
Payables to customers	$34,751	$38,279
Payables to brokers, dealers, and clearing organizations	18,956	18,734
Total brokerage payables (1)	$53,707	$57,013

(1)	Brokerage receivables and payables are accounted for in accordance with ASC 940-320.

13.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities, at fair value, consisted of the following at December 31:

In millions of dollars	2013	2012
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$23,955	$31,160
Prime	1,422	1,248
Alt-A	721	801
Subprime	1,211	812
Non-U.S. residential	723	607
Commercial	2,574	2,441
Total mortgage-backed securities	$30,606	$37,069
U.S. Treasury and federal agency securities
U.S. Treasury	$13,537	$17,472
Agency obligations	1,300	2,884
Total U.S. Treasury and federal agency securities	$14,837	$20,356
State and municipal securities	$3,207	$3,806
Foreign government securities	74,856	89,239
Corporate	30,534	35,224
Derivatives(2)	52,821	54,620
Equity securities	61,776	56,998
Asset-backed securities(1)	5,616	5,352
Other trading assets(3)	11,675	18,265
Total trading account assets	$285,928	$320,929
Trading account liabilities
Securities sold, not yet purchased	$61,508	$63,798
Derivatives(2)	47,254	51,751
Total trading account liabilities	$108,762	$115,549

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

(3)
Includes investments in unallocated precious metals, as discussed in Note 26 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value.

14.   INVESTMENTS

Overview

In millions of dollars	2013	2012
Securities available-for-sale (AFS)	$286,511	$288,695
Debt securities held-to-maturity (HTM)(1)	10,599	10,130
Non-marketable equity securities carried at fair value(2)	4,705	5,768
Non-marketable equity securities carried at cost(3)	7,165	7,733
Total investments	$308,980	$312,326

(1)	Recorded at amortized cost less impairment for securities that have credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

The following table presents interest and dividends on investments for the years ended December 31, 2013, 2012 and 2011:

In millions of dollars	2013	2012	2011
Taxable interest	$5,750	$6,509	$7,257
Interest exempt from U.S. federal income tax	732	683	746
Dividends	437	333	317
Total interest and dividends	$6,919	$7,525	$8,320
The following table presents realized gains and losses on all investments for the years ended December 31, 2013, 2012 and 2011. The gross realized investment losses exclude losses from OTTI:

In millions of dollars	2013	2012	2011
Gross realized investment gains	$1,606	$3,663	$2,498
Gross realized investment losses	(858)	(412)	(501)
Net realized gains	$748	$3,251	$1,997
The Company has sold various debt securities that were classified as HTM. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. In addition, certain securities were reclassified to AFS investments in response to significant credit deterioration and, because the Company intends to sell the securities, recorded OTTI on the securities. The following table sets forth, for the periods indicated, gain (loss) on HTM securities sold, securities reclassified to AFS and OTTI recorded on AFS securities reclassified.

In millions of dollars	2013	2012	2011
Carrying value of HTM securities sold	$935	$2,110	$1,612
Net realized gain (loss) on sale of HTM securities	(128)	(187)	(299)
Carrying value of securities reclassified to AFS	989	244	—
OTTI losses on securities reclassified to AFS	(156)	(59)	—

Securities Available-for-Sale
The amortized cost and fair value of AFS securities at December 31, 2013 and 2012 were as follows:

	2013				2012
In millions of dollars	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value
Debt securities AFS
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$42,494	$391	$888	$41,997	$46,001	$1,507	$163	$47,345
Prime	33	2	3	32	85	1	—	86
Alt-A	84	10	—	94	1	—	—	1
Subprime	12	—	—	12	—	—	—	—
Non-U.S. residential	9,976	95	4	10,067	7,442	148	—	7,590
Commercial	455	6	8	453	436	16	3	449
Total mortgage-backed securities	$53,054	$504	$903	$52,655	$53,965	$1,672	$166	$55,471
U.S. Treasury and federal agency securities
U.S. Treasury	$68,891	$476	$147	$69,220	$64,667	$943	$16	$65,594
Agency obligations	18,320	123	67	18,376	26,014	237	4	26,247
Total U.S. Treasury and federal agency securities	$87,211	$599	$214	$87,596	$90,681	$1,180	$20	$91,841
State and municipal(3)	$20,761	$184	$2,005	$18,940	$20,020	$132	$1,820	$18,332
Foreign government	96,745	403	677	96,471	93,298	903	154	94,047
Corporate	11,039	210	119	11,130	9,302	398	26	9,674
Asset-backed securities(2)	15,352	42	120	15,274	14,188	85	143	14,130
Other debt securities	710	1	—	711	256	2	—	258
Total debt securities AFS	$284,872	$1,943	$4,038	$282,777	$281,710	$4,372	$2,329	$283,753
Marketable equity securities AFS	$3,832	$85	$183	$3,734	$4,643	$444	$145	$4,942
Total securities AFS	$288,704	$2,028	$4,221	$286,511	$286,353	$4,816	$2,474	$288,695

(1)
Gross unrealized gains and losses, as presented, do not include the impact of minority investments and the related allocations and pick-up of unrealized gains and losses of AFS securities. These amounts totaled $36 million and $32 million of unrealized gains as of December 31, 2013 and 2012, respectively.

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

(3)
The unrealized losses on state and municipal debt securities are primarily attributable to the effects of fair value hedge accounting.  Specifically, Citi hedges the LIBOR-benchmark interest rate component of certain fixed-rate tax-exempt state and municipal debt securities utilizing LIBOR-based interest rate swaps.  During the hedge period, losses incurred on the LIBOR-hedging swaps recorded in earnings were substantially offset by gains on the state and municipal debt securities attributable to changes in the LIBOR Swap Rate being hedged.  However, because the LIBOR Swap Rate decreased significantly during the hedge period while the overall fair value of the municipal debt securities was relatively unchanged, the effect of reclassifying fair value gains on these securities from Accumulated other comprehensive income (AOCI) to earnings, attributable solely to changes in the LIBOR Swap Rate, resulted in net unrealized losses remaining in AOCI that relate to the unhedged components of these securities.

At December 31, 2013, the amortized cost of approximately 6,300 investments in equity and fixed income securities exceeded their fair value by $4,221 million. Of the $4,221 million, the gross unrealized loss on equity securities was $183 million. Of the remainder, $1,553 million represented unrealized loss on fixed-income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 98% were rated investment grade; $2,485 million represents unrealized loss on fixed-income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 96% were rated investment grade.
At December 31, 2013, the AFS mortgage-backed securities portfolio fair value balance of $52,655 million consisted of $41,997 million of government-sponsored agency securities, and $10,658 million of privately sponsored securities, substantially all of which were backed by non-U.S. residential mortgages.
As discussed in more detail below, the Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. Any credit-related impairment related to debt securities that the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in AOCI. For other debt securities with OTTI, the entire impairment is recognized in the Consolidated Statement of Income.

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2013 and 2012:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2013
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$19,377	$533	$5,643	$355	$25,020	$888
Prime	85	3	3	—	88	3
Non-U.S. residential	2,103	4	5	—	2,108	4
Commercial	206	6	28	2	234	8
Total mortgage-backed securities	$21,771	$546	$5,679	$357	$27,450	$903
U.S. Treasury and federal agency securities
U.S. Treasury	$34,780	$133	$268	$14	$35,048	$147
Agency obligations	6,692	66	101	1	6,793	67
Total U.S. Treasury and federal agency securities	$41,472	$199	$369	$15	$41,841	$214
State and municipal	$595	$29	$11,447	$1,976	$12,042	$2,005
Foreign government	35,783	614	5,778	63	41,561	677
Corporate	4,565	108	387	11	4,952	119
Asset-backed securities	11,207	57	1,931	63	13,138	120
Marketable equity securities AFS	1,271	92	806	91	2,077	183
Total securities AFS	$116,664	$1,645	$26,397	$2,576	$143,061	$4,221
December 31, 2012
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$8,759	$138	$464	$25	$9,223	$163
Prime	15	—	5	—	20	—
Non-U.S. residential	5	—	7	—	12	—
Commercial	29	—	24	3	53	3
Total mortgage-backed securities	$8,808	$138	$500	$28	$9,308	$166
U.S. Treasury and federal agency securities
U.S. Treasury	$9,374	$11	$105	$5	$9,479	$16
Agency obligations	1,001	4	—	—	1,001	4
Total U.S. Treasury and federal agency securities	$10,375	$15	$105	$5	$10,480	$20
State and municipal	$10	$—	$11,095	$1,820	$11,105	$1,820
Foreign government	24,235	78	3,910	76	28,145	154
Corporate	1,420	8	225	18	1,645	26
Asset-backed securities	1,942	4	2,888	139	4,830	143
Marketable equity securities AFS	15	1	764	144	779	145
Total securities AFS	$46,805	$244	$19,487	$2,230	$66,292	$2,474

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of December 31, 2013 and 2012:

	2013		2012
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$87	$87	$10	$10
After 1 but within 5 years	346	354	365	374
After 5 but within 10 years	2,898	2,932	1,992	2,124
After 10 years(2)	49,723	49,282	51,598	52,963
Total	$53,054	$52,655	$53,965	$55,471
U.S. Treasury and federal agency securities
Due within 1 year	$15,789	$15,853	$9,387	$9,499
After 1 but within 5 years	66,232	66,457	76,454	77,267
After 5 but within 10 years	2,129	2,185	2,171	2,408
After 10 years(2)	3,061	3,101	2,669	2,667
Total	$87,211	$87,596	$90,681	$91,841
State and municipal
Due within 1 year	$576	$581	$208	$208
After 1 but within 5 years	3,731	3,735	3,221	3,223
After 5 but within 10 years	439	482	155	165
After 10 years(2)	16,015	14,142	16,436	14,736
Total	$20,761	$18,940	$20,020	$18,332
Foreign government
Due within 1 year	$37,022	$36,959	$34,873	$34,869
After 1 but within 5 years	51,446	51,304	49,587	49,933
After 5 but within 10 years	7,332	7,216	7,239	7,380
After 10 years(2)	945	992	1,599	1,865
Total	$96,745	$96,471	$93,298	$94,047
All other(3)
Due within 1 year	$2,786	$2,733	$1,001	$1,009
After 1 but within 5 years	10,934	11,020	11,285	11,351
After 5 but within 10 years	5,632	5,641	4,330	4,505
After 10 years(2)	7,749	7,721	7,130	7,197
Total	$27,101	$27,115	$23,746	$24,062
Total debt securities AFS	$284,872	$282,777	$281,710	$283,753

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM at December 31, 2013 and 2012 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized losses recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$72	$16	$56	$5	$2	$59
Alt-A	1,379	287	1,092	449	263	1,278
Subprime	2	—	2	1	—	3
Non-U.S. residential	1,372	206	1,166	60	20	1,206
Commercial	10	—	10	1	—	11
Total mortgage-backed securities	$2,835	$509	$2,326	$516	$285	$2,557
State and municipal	$1,394	$62	$1,332	$50	$70	$1,312
Foreign government	5,628	—	5,628	70	10	5,688
Corporate	818	78	740	111	—	851
Asset-backed securities(3)	599	26	573	22	10	585
Total debt securities held-to-maturity	$11,274	$675	$10,599	$769	$375	$10,993
December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$258	$49	$209	$30	$4	$235
Alt-A	2,969	837	2,132	653	250	2,535
Subprime	201	43	158	13	21	150
Non-U.S. residential	2,488	401	2,087	50	81	2,056
Commercial	123	—	123	1	2	122
Total mortgage-backed securities	$6,039	$1,330	$4,709	$747	$358	$5,098
State and municipal	$1,278	$73	$1,205	$89	$37	$1,257
Foreign government	2,987	—	2,987	—	—	2,987
Corporate	829	103	726	73	—	799
Asset-backed securities(3)	529	26	503	8	8	503
Total debt securities held-to-maturity	$11,662	$1,532	$10,130	$917	$403	$10,644

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

The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position as of December 31, 2013 and 2012:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$358	$285	$358	$285
State and municipal	235	20	302	50	537	70
Foreign government	920	10	—	—	920	10
Asset-backed securities	98	6	198	4	296	10
Total debt securities held-to-maturity	$1,253	$36	$858	$339	$2,111	$375
December 31, 2012
Debt securities held-to-maturity
Mortgage-backed securities	$88	$7	$1,522	$351	$1,610	$358
State and municipal	—	—	383	37	383	37
Foreign government	294	—	—	—	294	—
Asset-backed securities	—	—	406	8	406	8
Total debt securities held-to-maturity	$382	$7	$2,311	$396	$2,693	$403
Excluded from the gross unrecognized losses presented in the above table are the $675 million and $1,532 million of gross unrealized losses recorded in AOCI as of December 31, 2013 and December 31, 2012, respectively, mainly related to the HTM securities that were reclassified from AFS investments. Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at December 31, 2013 and December 31, 2012.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of December 31, 2013 and 2012:

	2013		2012
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	69	67
After 5 but within 10 years	10	11	54	54
After 10 years(1)	2,316	2,546	4,586	4,977
Total	$2,326	$2,557	$4,709	$5,098
State and municipal
Due within 1 year	$8	$9	$14	$15
After 1 but within 5 years	17	17	36	37
After 5 but within 10 years	69	72	58	62
After 10 years(1)	1,238	1,214	1,097	1,143
Total	$1,332	$1,312	$1,205	$1,257
Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	5,628	5,688	2,987	2,987
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$5,628	$5,688	$2,987	$2,987
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	740	851	728	802
After 5 but within 10 years	—	—	—	—
After 10 years(1)	573	585	501	500
Total	$1,313	$1,436	$1,229	$1,302
Total debt securities held-to-maturity	$10,599	$10,993	$10,130	$10,644

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment

Overview
The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.
An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM securities generally are not recorded, as these investments are carried at amortized cost. However, for HTM securities with credit-related losses, only the credit loss component of the impairment is recognized in earnings, while the remainder of the impairment is recognized in AOCI. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.
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
For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood and the timing of receiving all contractual principal and interest. For securities reclassified out of the trading category in the fourth quarter of 2008, the analysis considers the likelihood of receiving the expected principal and interest cash flows anticipated as of the date of reclassification in the fourth quarter of 2008.

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
The sections below describe current circumstances related to certain of the Company’s significant equity method investments, specific impairments and the Company’s process for identifying credit-related impairments in its security types with the most significant unrealized losses as of December 31, 2013.

Akbank
In March 2012, Citi decided to reduce its ownership interest in Akbank T.A.S., an equity investment in Turkey (Akbank), to below 10%. As of March 31, 2012, Citi held a 20% equity interest in Akbank, which it purchased in January 2007, accounted for as an equity method investment. As a result of its decision to sell its share holdings in Akbank, in the first quarter of 2012 Citi recorded an impairment charge related to its total investment in Akbank amounting to approximately $1.2 billion pretax ($763 million after-tax). This impairment charge was primarily driven by the recognition of all net investment foreign currency hedging and translation losses previously reflected in AOCI, as well as a reduction in the carrying value of the investment to reflect the market price of Akbank’s shares. The impairment charge was recorded in OTTI losses on investments in the Consolidated Statement of Income. During the second quarter of 2012, Citi sold a 10.1% stake in Akbank, resulting in a loss on sale of $424 million

($274 million after-tax) recorded in Other revenue. As of December 31, 2013, the remaining 9.9% stake in Akbank is recorded within marketable equity securities available-for-sale. The revaluation of the Turkish Lira was hedged, so the change in the value of the currency related to Akbank investment did not have a significant impact on earnings during the year.

MSSB
On September 17, 2012, Citi sold to Morgan Stanley a 14% interest (the 14% Interest) in the MSSB joint venture, pursuant to the exercise of the purchase option by Morgan Stanley on June 1, 2012. Morgan Stanley paid Citi $1.89 billion in cash as the purchase price of the 14% Interest. The purchase price was based on an implied 100% valuation of the MSSB joint venture of $13.5 billion, as agreed between Morgan Stanley and Citi pursuant to an agreement dated September 11, 2012. The related approximately $4.5 billion in deposits were transferred to Morgan Stanley at no premium, as agreed between the parties.
Prior to the September 2012 sale, Citi’s carrying value of its 49% interest in the MSSB joint venture was approximately $11.3 billion. As a result of the agreement entered into with Morgan Stanley on September 11, 2012, Citi recorded a charge to net income in the third quarter of 2012 of approximately $2.9 billion after-tax ($4.7 billion pretax), consisting of (i) a charge recorded in Other revenue of approximately $800 million after-tax ($1.3 billion pretax), representing a loss on sale of the 14% Interest, and (ii) an OTTI of the carrying value of its then-remaining 35% interest in the MSSB joint venture of approximately $2.1 billion after-tax ($3.4 billion pretax).
On June 21, 2013, Morgan Stanley notified Citi of its intent to exercise its call option with respect to Citi’s remaining 35% investment in the MSSB joint venture, composed of an approximate $4.725 billion equity investment and $3 billion of other MSSB financing (consisting of approximately $2.028 billion of preferred stock and a $0.880 billion loan). At the closing of the transaction on June 28, 2013, the loan to MSSB was repaid and the MSSB interests and preferred stock were settled, with no significant gains or losses recorded at the time of settlement. In addition, MSSB made a dividend payment to Citi on June 28, 2013 in the amount of $37.5 million.

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
Management develops specific assumptions using as much market data as possible and includes internal estimates, as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (i) 10% of current loans, (ii) 25% of 30-59 day delinquent loans, (iii) 70% of 60-90 day delinquent loans and (iv) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions contemplate the actual collateral attributes, including geographic concentrations, rating actions and current market prices.
Cash flow projections are developed using different stress test scenarios. Management evaluates the results of those stress tests (including the severity of any cash shortfall indicated and the likelihood of the stress scenarios actually occurring based on the underlying pool’s characteristics and performance) to assess whether management expects to recover the amortized cost basis of the security. If cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings.

State and municipal securities
The process for identifying credit impairments in Citigroup’s AFS state and municipal bonds is primarily based on a credit analysis that incorporates third-party credit ratings.  Citigroup monitors the bond issuers and any insurers providing default protection in the form of financial guarantee insurance.  The average external credit rating, ignoring any insurance, is Aa3/AA-.  In the event of an external rating downgrade or other indicator of credit impairment (i.e., based on instrument-specific estimates of cash flows or probability of issuer default), the subject bond is specifically reviewed for adverse changes in the amount or timing of expected contractual principal and interest.
For AFS state and municipal bonds with unrealized losses that Citigroup plans to sell, would likely be required to sell or will be subject to an issuer call deemed probable of exercise prior to the expected recovery of its amortized cost basis, the full impairment is recognized in earnings.

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the year ended December 31, 2013:

OTTI on Investments and Other Assets	Year ended December 31, 2013
In millions of dollars	AFS(1)	HTM	Other Assets (2)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the year ended December 31, 2013	$9	$154	$—	$163
Less: portion of impairment loss recognized in AOCI (before taxes)	—	98	—	98
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$9	$56	$—	$65
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery(2)	269	—	201	470
Total impairment losses recognized in earnings	$278	$56	$201	$535

(1)	Includes OTTI on non-marketable equity securities.

(2)
The year ended December 31, 2013 included $192 million of impairment charges related to the carrying value of Citi’s then-remaining 35% interest in the MSSB joint venture, which was offset by the equity pickup from the joint venture in the respective quarter, which was recorded in Other revenue. See “MSSB” above for further discussion.

OTTI on Investments and Other Assets	Year ended December 31, 2012
In millions of dollars	AFS(1)	HTM	Other Assets (2)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the year ended December 31, 2012	$17	$365	$—	$382
Less: portion of impairment loss recognized in AOCI (before taxes)	1	65	—	66
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$16	$300	$—	$316
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery(2)	139	—	4,516	4,655
Total impairment losses recognized in earnings	$155	$300	$4,516	$4,971

(1)	Includes OTTI on non-marketable equity securities.

(2)
The year ended December 31, 2012 included the recognition of a $3.4 billion ($2.1 billion after-tax) impairment charge related to the carrying value of Citi’s then-remaining 35% interest in MSSB, and $1.2 billion pretax ($763 million after-tax) impairment charge relating to its total investment in Akbank. See “MSSB” and “Akbank” above for further discussion.

The following is a 12-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of December 31, 2013 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Dec. 31, 2012 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Dec. 31, 2013 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	169	—	2	—	171
Corporate	116	—	—	(3)	113
All other debt securities	137	7	—	—	144
Total OTTI credit losses recognized for AFS debt securities	$717	$7	$2	$(3)	$723
HTM debt securities
Mortgage-backed securities(1)	$869	$47	$7	$(245)	$678
Corporate	56	—	—	—	56
All other debt securities	135	2	—	(4)	133
Total OTTI credit losses recognized for HTM debt securities	$1,060	$49	$7	$(249)	$867

(1)	Primarily consists of Alt-A securities.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	2013	2012	2013	2012
Hedge funds	$751	$1,316	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	794	837	170	342	—	—
Real estate funds (2)(3)	294	228	36	57	—	—
Total(4)	$1,839	$2,381	$206	$399	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

(2)
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

(4)
Included in the total fair value of investments above are $1.6 billion and $0.4 billion of fund assets that are valued using NAVs provided by third-party asset managers as of December 31, 2013 and December 31, 2012, respectively. The increase in the investments valued using NAVs provided by third party asset managers was primarily driven by the sale of certain of the Citi Capital Advisors business as discussed in Note 2 to the Consolidated Financial Statements. Amounts presented exclude investments in funds that are consolidated by Citi.

15.   LOANS
Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified primarily according to the segment and subsegment that manage the loans.
Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and in Citi Holdings. The following table provides information by loan type:

In millions of dollars	2013	2012
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$108,453	$125,946
Installment, revolving credit, and other	13,398	14,070
Cards	115,651	111,403
Commercial and industrial	6,592	5,344
	$244,094	$256,763
In offices outside the U.S.
Mortgage and real estate(1)	$55,511	$54,709
Installment, revolving credit, and other	33,182	33,958
Cards	36,740	40,653
Commercial and industrial	24,107	22,225
Lease financing	769	781
	$150,309	$152,326
Total Consumer loans	$394,403	$409,089
Net unearned income	(572)	(418)
Consumer loans, net of unearned income	$393,831	$408,671

(1)	Loans secured primarily by real estate.

Included in the loan table above are lending products whose terms may give rise to greater credit issues. Credit cards with below-market introductory interest rates and interest-only loans are examples of such products. These products are closely managed using credit techniques that are intended to mitigate their higher inherent risk.
During the years ended December 31, 2013 and 2012, the Company sold and/or reclassified to held-for-sale $11.5 billion and $4.3 billion, respectively, of Consumer loans. During the year ended December 31, 2013, Citi acquired approximately $7 billion of loans related to the acquisition of Best Buy’s U.S. credit card portfolio. The Company did not have significant purchases of Consumer loans during the year ended December 31, 2012.
Citigroup has established a risk management process to monitor, evaluate and manage the principal risks associated with its Consumer loan portfolio. Credit quality indicators that are actively monitored include delinquency status, consumer credit scores (FICO), and loan to value (LTV) ratios, each as discussed in more detail below.

Delinquency Status
Delinquency status is monitored and considered a key indicator of credit quality of Consumer loans. Substantially all of the U.S. residential first mortgage loans use the Mortgage Banking Association (MBA) method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan’s next due date. All other loans use the Office of Thrift Supervision (OTS) method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the close of business on the loan’s next due date.
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
The following tables provide details on Citigroup’s Consumer loan delinquency and non-accrual loans as of December 31, 2013 and December 31, 2012:
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2013

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$66,666	$2,040	$1,925	$5,271	$75,902	$3,369	$3,997
Home equity loans(5)	30,603	434	605	—	31,642	1,452	—
Credit cards	113,878	1,495	1,456	—	116,829	—	1,456
Installment and other	12,609	225	243	—	13,077	247	7
Commercial market loans	8,630	26	28	—	8,684	112	7
Total	$232,386	$4,220	$4,257	$5,271	$246,134	$5,180	$5,467
In offices outside North America
Residential first mortgages	$46,067	$435	$332	$—	$46,834	$584	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	34,733	780	641	—	36,154	402	413
Installment and other	30,138	398	158	—	30,694	230	—
Commercial market loans	33,242	111	295	—	33,648	610	—
Total	$144,180	$1,724	$1,426	$—	$147,330	$1,826	$413
Total GCB and Citi Holdings	$376,566	$5,944	$5,683	$5,271	$393,464	$7,006	$5,880
Other	338	13	16	—	367	43	—
Total Citigroup	$376,904	$5,957	$5,699	$5,271	$393,831	$7,049	$5,880

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $0.9 billion of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.2 billion and 90 days past due of $4.1 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2012

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$75,791	$3,074	$3,339	$6,000	$88,204	$4,922	$4,695
Home equity loans(5)	35,740	642	843	—	37,225	1,797	—
Credit cards	108,892	1,582	1,527	—	112,001	—	1,527
Installment and other	13,319	288	325	—	13,932	179	8
Commercial market loans	7,874	32	19	—	7,925	210	11
Total	$241,616	$5,618	$6,053	$6,000	$259,287	$7,108	$6,241
In offices outside North America
Residential first mortgages	$45,496	$547	$485	$—	$46,528	$807	$—
Home equity loans(5)	4	—	2	—	6	2	—
Credit cards	38,920	970	805	—	40,695	516	508
Installment and other	29,351	496	166	—	30,013	254	—
Commercial market loans	31,263	106	181	—	31,550	428	—
Total	$145,034	$2,119	$1,639	$—	$148,792	$2,007	$508
Total GCB and Citi Holdings	$386,650	$7,737	$7,692	$6,000	$408,079	$9,115	$6,749
Other	545	18	29	—	592	81	—
Total Citigroup	$387,195	$7,755	$7,721	$6,000	$408,671	$9,196	$6,749

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $1.2 billion of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.3 billion and 90 days past due of $4.7 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following table provides details on the FICO scores attributable to Citi’s U.S. Consumer loan portfolio as of December 31, 2013 and 2012 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$11,860	$6,426	$46,207
Home equity loans	4,093	2,779	23,152
Credit cards	8,125	10,693	94,437
Installment and other	3,900	2,399	5,186
Total	$27,978	$22,297	$168,982

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2012
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$16,754	$8,013	$50,833
Home equity loans	5,439	3,208	26,820
Credit cards	7,833	10,304	90,248
Installment and other	4,414	2,417	5,365
Total	$34,440	$23,942	$173,266

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value (LTV) Ratios
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios attributable to Citi’s U.S. Consumer mortgage portfolios as of December 31, 2013 and 2012. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,809	$13,458	$5,269
Home equity loans	14,216	8,685	6,935
Total	$60,025	$22,143	$12,204

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2012
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$41,555	$19,070	$14,995
Home equity loans	12,611	9,529	13,153
Total	$54,166	$28,599	$28,148

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.
Impaired Consumer Loans
Impaired loans are those loans that Citigroup believes it is probable all amounts due according to the original contractual terms of the loan will not be collected. Impaired Consumer loans include non-accrual commercial market loans, as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and where Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired Consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis. In addition, impaired Consumer loans exclude substantially all loans modified pursuant to Citi’s short-term modification programs (i.e., for periods of 12 months or less) that were modified prior to January 1, 2011.
As a result of OCC guidance issued in the third quarter of 2012, mortgage loans to borrowers that have gone through Chapter 7 bankruptcy are classified as troubled debt restructurings (TDRs). These TDRs, other than FHA-insured loans, are written down to collateral value less cost to sell. FHA-insured loans are reserved based on a discounted cash flow model (see Note 1 to the Consolidated Financial Statements). The recorded investment in receivables reclassified to TDRs in the third quarter of 2012 as a result of this OCC guidance approximated $1,714 million, composed of $1,327 million of residential first mortgages and $387 million of home equity loans.
The following tables present information about total impaired Consumer loans at and for the years ending December 31, 2013 and 2012, respectively:
Impaired Consumer Loans

	At and for the year ended December 31, 2013
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$16,801	$17,788	$2,309	$17,616	$790
Home equity loans	2,141	2,806	427	2,116	81
Credit cards	3,339	3,385	1,178	3,720	234
Installment and other
Individual installment and other	1,114	1,143	536	1,094	153
Commercial market loans	398	605	183	404	22
Total(7)	$23,793	$25,727	$4,633	$24,950	$1,280

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.
(2) $2,169 million of residential first mortgages, $568 million of home equity loans and $111 million of commercial market loans do not have a specific allowance.
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
(7) Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $23.4 billion at December 31, 2013. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $24.0 billion at December 31, 2013.

	At and for the year ended December 31, 2012
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)(7)
Mortgage and real estate
Residential first mortgages	$20,870	$22,062	$3,585	$19,956	$875
Home equity loans	2,135	2,727	636	1,911	68
Credit cards	4,584	4,639	1,800	5,272	308
Installment and other
Individual installment and other	1,612	1,618	860	1,958	248
Commercial market loans	439	737	60	495	21
Total(8)	$29,640	$31,783	$6,941	$29,592	$1,520

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$2,344 million of residential first mortgages, $378 million of home equity loans and $183 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for last four quarters and does not include related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.
(6) Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for Corporate loans, as described below.
(7) Interest income recognized for the year ended December 31, 2011 was $1,711 million.
(8) Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $29.2 billion at December 31, 2012. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $30.1 billion at December 31, 2012.

Consumer Troubled Debt Restructurings
The following tables present Consumer TDRs occurring during the years ended December 31, 2013 and 2012:

	At and for the year ended December 31, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	32,116	$4,160	$68	$25	$158	1%
Home equity loans	11,043	349	1	—	91	1
Credit cards	172,211	826	—	—	—	14
Installment and other revolving	53,326	381	—	—	—	7
Commercial markets(6)	202	39	—	—	—	—
Total	268,898	$5,755	$69	$25	$249
International
Residential first mortgages	3,618	$161	$—	$—	$2	1%
Home equity loans	68	2	—	—	—	—
Credit cards	199,025	613	—	—	21	15
Installment and other revolving	65,708	351	—	—	10	8
Commercial markets(6)	413	104	2	—	—	—
Total	268,832	$1,231	$2	$—	$33

	At and for the year ended December 31, 2012
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	66,759	$9,081	$22	$3	$218	1%
Home equity loans	32,710	833	5	—	78	2
Credit cards	234,460	1,191	—	—	—	15
Installment and other revolving	67,605	488	—	—	—	6
Commercial markets(6)	170	18	—	—	—	—
Total	401,704	$11,611	$27	$3	$296
International
Residential first mortgages	5,237	$197	$—	$—	$3	1%
Home equity loans	7	1	—	—	—	—
Credit cards	142,107	528	—	—	23	15
Installment and other revolving	64,153	372	—	1	9	8
Commercial markets(6)	377	171	—	1	2	—
Total	211,881	$1,269	$—	$2	$37

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America include $502 million of residential first mortgages and $101 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2013. These amounts include $332 million of residential first mortgages and $85 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the year ended December 31, 2013, as described above.

(3)
Represents portion of contractual loan principal that is non-interest bearing but still due from the borrower. Such deferred principal is charged off at the time of permanent modification to the extent that the related loan balance exceeds the underlying collateral value.

(4)	Represents portion of contractual loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(5)	Represents portion of contractual loan principal that was forgiven at the time of permanent modification.
(6) Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.
(7) Post-modification balances in North America include $2,702 million of residential first mortgages and $498 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2012. These amounts include $1,401 million of residential first mortgages and $408 million     of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the year ended December 31, 2012, as described above.

The following table presents Consumer TDRs that defaulted during the years ended December 31, 2013 and 2012, respectively, and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

In millions of dollars	Year ended December 31,	Year ended December 31,
	2013	2012
North America
Residential first mortgages	$1,532	$1,323
Home equity loans	180	126
Credit cards	204	508
Installment and other revolving	91	130
Commercial markets	3	—
Total	$2,010	$2,087
International
Residential first mortgages	$61	$74
Home equity loans	—	—
Credit cards	222	199
Installment and other revolving	105	106
Commercial markets	15	5
Total	$403	$384

Corporate Loans
Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or, to a much lesser extent, in Citi Holdings. The following table presents information by Corporate loan type as of December 31, 2013 and 2012:

In millions of dollars	December 31, 2013	December 31, 2012
Corporate
In U.S. offices
Commercial and industrial	$32,704	$26,985
Financial institutions	25,102	18,159
Mortgage and real estate(1)	29,425	24,705
Installment, revolving credit and other	34,434	32,446
Lease financing	1,647	1,410
	$123,312	$103,705
In offices outside the U.S.
Commercial and industrial	$82,663	$82,939
Financial institutions	38,372	37,739
Mortgage and real estate(1)	6,274	6,485
Installment, revolving credit and other	18,714	14,958
Lease financing	527	605
Governments and official institutions	2,341	1,159
	$148,891	$143,885
Total Corporate loans	$272,203	$247,590
Net unearned income	(562)	(797)
Corporate loans, net of unearned income	$271,641	$246,793

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified (to held-for-sale) $5.8 billion and $4.4 billion of Corporate loans for the years ended December 31, 2013 and 2012, respectively.
Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of December 31, 2013 and December 31, 2012:

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2013

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$72	$5	$77	$769	$112,985	$113,831
Financial institutions	—	—	—	365	61,704	62,069
Mortgage and real estate	183	175	358	515	34,027	34,900
Leases	9	1	10	189	1,975	2,174
Other	47	2	49	70	54,476	54,595
Loans at fair value						4,072
Total	$311	$183	$494	$1,908	$265,167	$271,641

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2012

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans
Commercial and industrial	$38	$10	$48	$1,078	$107,650	$108,776
Financial institutions	5	—	5	454	53,858	54,317
Mortgage and real estate	224	109	333	680	30,057	31,070
Leases	7	—	7	52	1,956	2,015
Other	70	6	76	69	46,414	46,559
Loans at fair value						4,056
Total	$344	$125	$469	$2,333	$239,935	$246,793

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Corporate Loans Credit Quality Indicators at December 31, 2013 and 2012

	Recorded investment in loans(1)
In millions of dollars	December 31, 2013	December 31, 2012
Investment grade(2)
Commercial and industrial	$79,360	$73,822
Financial institutions	49,699	43,895
Mortgage and real estate	13,178	12,587
Leases	1,600	1,404
Other	51,370	42,575
Total investment grade	$195,207	$174,283
Non-investment grade(2)
Accrual
Commercial and industrial	$33,702	$33,876
Financial institutions	12,005	9,968
Mortgage and real estate	4,205	2,858
Leases	385	559
Other	3,155	3,915
Non-accrual
Commercial and industrial	769	1,078
Financial institutions	365	454
Mortgage and real estate	515	680
Leases	189	52
Other	70	69
Total non-investment grade	$55,360	$53,509
Private Banking loans managed on a delinquency basis (2)	$17,002	$14,945
Loans at fair value	4,072	4,056
Corporate loans, net of unearned income	$271,641	$246,793

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.
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

The following tables present non-accrual loan information by Corporate loan type at and for the years ended December 31, 2013, and 2012, respectively:
Non-Accrual Corporate Loans

	At and for the year ended December 31, 2013
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized (3)
Non-accrual Corporate loans
Commercial and industrial	$769	$1,074	$79	$967	$30
Financial institutions	365	382	3	378	9
Mortgage and real estate	515	651	35	585	3
Lease financing	189	190	131	189	—
Other	70	216	20	64	1
Total non-accrual Corporate loans	$1,908	$2,513	$268	$2,183	$43

	At and for the year ended December 31, 2012
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized (3)
Non-accrual Corporate loans
Commercial and industrial	$1,078	$1,368	$155	$1,076	$65
Financial institutions	454	504	14	518	—
Mortgage and real estate	680	810	74	811	23
Lease financing	52	61	16	19	2
Other	69	245	25	154	8
Total non-accrual Corporate loans	$2,333	$2,988	$284	$2,578	$98

	December 31, 2013		December 31, 2012
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$401	$79	$608	$155
Financial institutions	24	3	41	14
Mortgage and real estate	253	35	345	74
Lease financing	186	131	47	16
Other	61	20	59	25
Total non-accrual Corporate loans with specific allowance	$925	$268	$1,100	$284
Non-accrual Corporate loans without specific allowance
Commercial and industrial	$368		$470
Financial institutions	341		413
Mortgage and real estate	262		335
Lease financing	3		5
Other	9		10
Total non-accrual Corporate loans without specific allowance	$983	N/A	$1,233	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the year ended December 31, 2011 was $109 million.
N/A Not Applicable

Corporate Troubled Debt Restructurings
The following table presents TDR activity at and for the year ended December 31, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$130	$55	$58	$17	$—	$1
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	34	19	14	1	—	—
Other	5	—	—	5	—	—
Total	$169	$74	$72	$23	$—	$1

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)	Balances reflect charge-offs and reserves recorded during the year ended December 31, 2013 on loans subject to a TDR during the period then ended.

The following table presents TDR activity at and for the year ended December 31, 2012.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$99	$84	$4	$11	$—	$1
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	113	60	—	53	—	—
Other	—	—	—	—	—	—
Total	$212	$144	$4	$64	$—	$1

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)	Balances reflect charge-offs and reserves recorded during the year ended December 31, 2012 on loans subject to a TDR during the period then ended.

The following table presents total Corporate loans modified in a TDR at December 31, 2013 and 2012, as well as those TDRs that defaulted during the years ended 2013 and 2012, and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	TDR balances at	TDR loans in payment default during the year ended	TDR balances at	TDR loans in payment default during the year ended
In millions of dollars	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2012
Commercial and industrial	$197	$27	$275	$94
Loans to financial institutions	14	—	17	—
Mortgage and real estate	161	17	131	—
Other	422	—	450	—
Total	$794	$44	$873	$94

Purchased Distressed Loans
Included in the Corporate and Consumer loan outstanding tables above are purchased distressed loans, which are loans that have evidenced significant credit deterioration subsequent to origination but prior to acquisition by Citigroup. In accordance with SOP 03-3 (codified as ASC 310-30), the difference between the total expected cash flows for these loans and the initial recorded investment is recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan table information presented above. In addition, per SOP 03-3, subsequent decreases in the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan’s level yield. Where the expected cash flows cannot be reliably estimated, the purchased distressed loan is accounted for under the cost recovery method. The carrying amount of the Company’s purchased distressed loan portfolio was $636 million and $440 million, net of an allowance of $113 million, and $98 million at December 31, 2013 and December 31, 2012, respectively.

The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2013 and 2012 are as follows:

In millions of dollars	Accretable yield	Carrying amount of loan receivable	Allowance
Balance at December 31, 2011	$2	$511	$68
Purchases (1)	15	269	—
Disposals/payments received	(6)	(171)	(6)
Accretion	—	—	—
Builds (reductions) to the allowance	9	—	41
Increase to expected cash flows	5	1	—
FX/other	(3)	(72)	(5)
Balance at December 31, 2012 (2)	$22	$538	$98
Purchases (1)	46	405	—
Disposals/payments received	(5)	(154)	(8)
Accretion	(10)	10	—
Builds (reductions) to the allowance	22	—	25
Increase to expected cash flows	3	—	—
FX/other	—	(50)	(2)
Balance at December 31, 2013 (2)	$78	$749	$113

(1)
The balance reported in the column “Carrying amount of loan receivable” consists of $405 million and $269 million in 2013 and 2012, respectively, of purchased loans accounted for under the level-yield method. No purchased loans were accounted for under the cost-recovery method. These balances represent the fair value of these loans at their acquisition date. The related total expected cash flows for the level-yield loans at their acquisition dates were $451 million and $285 million in 2013 and 2012, respectively.

(2)
The balance reported in the column “Carrying amount of loan receivable” consists of $737 million $524 million of loans accounted for under the level-yield method and $12 million and $14 million accounted for under the cost-recovery method in 2013 and 2012, respectively.

16. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2013	2012	2011
Allowance for loan losses at beginning of year	$25,455	$30,115	$40,655
Gross credit losses (1)(2)	(12,769)	(17,005)	(22,699)
Gross recoveries	2,306	2,774	3,012
Net credit losses (NCLs)	$(10,463)	$(14,231)	$(19,687)
NCLs	$10,463	$14,231	$19,687
Net reserve builds (releases) (1)	(1,961)	(1,908)	(8,525)
Net specific reserve builds (releases) (2)	(898)	(1,865)	174
Total provision for credit losses	$7,604	$10,458	$11,336
Other, net (3)	(2,948)	(887)	(2,189)
Allowance for loan losses at end of year	$19,648	$25,455	$30,115
Allowance for credit losses on unfunded lending commitments at beginning of year (4)	$1,119	$1,136	$1,066
Provision for unfunded lending commitments	80	(16)	51
Other, net	30	(1)	19
Allowance for credit losses on unfunded lending commitments at end of year (4)	$1,229	$1,119	$1,136
Total allowance for loans, leases, and unfunded lending commitments	$20,877	$26,574	$31,251

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

(3)
2013 includes reductions of approximately $2.4 billion related to the sale or transfer to held-for-sale of various loan portfolios, which includes approximately $360 million related to the sale of Credicard and approximately $255 million related to a transfer to held-for-sale of a loan portfolio in Greece, approximately $230 million related to a non-provision transfer of reserves associated with deferred interest to other assets which includes deferred interest and approximately $220 million related to foreign currency translation. 2012 includes reductions of approximately $875 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios. 2011 includes reductions of approximately $1.6 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios, approximately $240 million related to the sale of the Egg Banking PLC credit card business, approximately $72 million related to the transfer of the Citi Belgium business to held-for-sale and approximately $290 million related to foreign exchange translation.

(4)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans at December 31, 2013

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$2,776	$22,679	$25,455
Charge-offs	(369)	(12,400)	(12,769)
Recoveries	168	2,138	2,306
Replenishment of net charge-offs	201	10,262	10,463
Net reserve builds (releases)	(199)	(1,762)	(1,961)
Net specific reserve builds (releases)	(1)	(897)	(898)
Other	8	(2,956)	(2,948)
Ending balance	$2,584	$17,064	$19,648
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,232	$12,402	$14,634
Determined in accordance with ASC 310-10-35	268	4,633	4,901
Determined in accordance with ASC 310-30	84	29	113
Total allowance for loan losses	$2,584	$17,064	$19,648
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$265,230	$368,449	$633,679
Loans individually evaluated for impairment in accordance with ASC 310-10-35	2,222	23,793	26,015
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	117	632	749
Loans held at fair value	4,072	957	5,029
Total loans, net of unearned income	$271,641	$393,831	$665,472

Allowance for Credit Losses and Investment in Loans at December 31, 2012

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$2,879	$27,236	$30,115
Charge-offs	(640)	(16,365)	(17,005)
Recoveries	417	2,357	2,774
Replenishment of net charge-offs	223	14,008	14,231
Net reserve releases	2	(1,910)	(1,908)
Net specific reserve builds (releases)	(138)	(1,727)	(1,865)
Other	33	(920)	(887)
Ending balance	$2,776	$22,679	$25,455
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,429	$15,703	$18,132
Determined in accordance with ASC 310-10-35	284	6,941	7,225
Determined in accordance with ASC 310-30	63	35	98
Total allowance for loan losses	$2,776	$22,679	$25,455
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$239,849	$377,374	$617,223
Loans individually evaluated for impairment in accordance with ASC 310-10-35	2,776	29,640	32,416
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	112	426	538
Loans held at fair value	4,056	1,231	5,287
Total loans, net of unearned income	$246,793	$408,671	$655,464

Allowance for Credit Losses at December 31, 2011

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of year	$5,249	$35,406	$40,655
Charge-offs	(2,000)	(20,699)	(22,699)
Recoveries	386	2,626	3,012
Replenishment of net charge-offs	1,614	18,073	19,687
Net reserve releases	(1,083)	(7,442)	(8,525)
Net specific reserve builds (releases)	(1,270)	1,444	174
Other	(17)	(2,172)	(2,189)
Ending balance	$2,879	$27,236	$30,115

17.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill during 2013 and 2012 were as follows:

In millions of dollars
Balance at December 31, 2011	$25,413
Foreign exchange translation	294
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(21)
Discontinued operations	(13)
Balance at December 31, 2012	$25,673
Foreign exchange translation	(577)
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(25)
Sale of Brazil Credicard	(62)
Balance at December 31, 2013	$25,009

The changes in Goodwill by segment during 2013 and 2012 were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Citi Holdings	Corporate/Other	Total
Balance at December 31, 2011	$10,236	$10,737	$4,440	$—	$25,413
Goodwill acquired during 2012	$—	$—	$—	$—	$—
Goodwill disposed of during 2012	—	—	(8)	—	(8)
Other (1)	20	244	4	—	268
Intersegment transfers in/(out) (2)	4,283	—	(4,283)	—	—
Balance at December 31, 2012	$14,539	$10,981	$153	$—	$25,673
Goodwill acquired during 2013	$—	$—	$—	$—	$—
Goodwill disposed of during 2013 (3)	(82)	—	—	—	(82)
Other (1)	(472)	(113)	3	—	(582)
Balance at December 31, 2013	$13,985	$10,868	$156	$—	$25,009

(1)	Other changes in Goodwill primarily reflect foreign exchange effects on non-dollar-denominated goodwill and purchase accounting adjustments.

(2)
Primarily includes the transfer of the substantial majority of the Citi retail services business from Citi Holdings—Local Consumer Lending to Citicorp—North America Regional Consumer Banking during the first quarter of 2012.

(3)	Primarily related to the Sale of Brazil Credicard. See Note 2 to the Consolidated Financial Statements.

Goodwill impairment testing is performed at the level below the business segments (referred to as a reporting unit). The Company performed its annual goodwill impairment test as of July 1, 2013 resulting in no impairment for any of the reporting units.
The reporting unit structure in 2013 was the same as the reporting unit structure in 2012, although certain names were changed and certain underlying businesses were transferred between certain reporting units in the third quarter of 2013.
Specifically, assets were transferred from the legacy Brokerage Asset Management reporting unit to the Special Asset Pool, both components within the Citi Holdings segment. While goodwill affected by the reorganization was reassigned to reporting units that receive businesses using a relative fair value approach, no goodwill was allocated to this transferred portfolio as the assets do not represent a business as defined by GAAP and therefore goodwill allocation was not appropriate. The legacy reporting unit was renamed as Latin America Retirement Services, and continues to hold the $42 million of goodwill as of December 31, 2013. Additionally, the legacy Local Consumer Lending—Cards reporting unit was renamed Citi Holdings—Cards, but no changes were made to the businesses and assets assigned to the reporting unit. An interim goodwill impairment test was performed on the impacted reporting units as of July 1, 2013, resulting in no impairment.
No goodwill was deemed impaired in 2013, 2012 and 2011.

The following table shows reporting units with goodwill balances as of December 31, 2013.

In millions of dollars
Reporting Unit	Fair Value as a % of allocated book value	Goodwill
North America Regional Consumer Banking	183%	$6,785
EMEA Regional Consumer Banking	159	355
Asia Regional Consumer Banking	251	5,067
Latin America Regional Consumer Banking	244	1,778
Securities and Banking	147	9,270
Transaction Services	717	1,598
Latin America Retirement Services(1)	224	42
Citi Holdings—Cards(2)	170	114
Citi Holdings—Other	—	—

(1)
Latin America Retirement Services: fair value as a percentage of allocated book value reflects the reorganization under the new reporting unit structure as of July 1, 2013. This reporting unit was formerly known as Brokerage Asset Management.

(2)	Citi Holdings—Cards: this reporting unit was formerly known as Local Consumer Lending—Cards.

Citigroup engaged an independent valuation specialist in 2013 and 2012 to assist in Citi’s valuation for most of the reporting units employing both the market approach and the discounted cash flow (DCF) method. Citi believes that the DCF method, using management projections for the selected reporting units and an appropriate risk-adjusted discount rate, is the most reflective of a market participant’s view of fair values given current market conditions. For the reporting units where both methods were utilized in 2013 and 2012, the resulting fair values were relatively consistent and appropriate weighting was given to outputs from both methods.

Intangible Assets
The components of intangible assets were as follows:

	December 31, 2013			December 31, 2012
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,552	$6,006	$1,546	$7,632	$5,726	$1,906
Core deposit intangibles	1,255	1,052	203	1,315	1,019	296
Other customer relationships	675	389	286	767	380	387
Present value of future profits	238	146	92	239	135	104
Indefinite-lived intangible assets	323	—	323	487	—	487
Other(1)	5,073	2,467	2,606	4,764	2,247	2,517
Intangible assets (excluding MSRs)	$15,116	$10,060	$5,056	$15,204	$9,507	$5,697
Mortgage servicing rights (MSRs)	2,718	—	2,718	1,942	—	1,942
Total intangible assets	$17,834	$10,060	$7,774	$17,146	$9,507	$7,639

(1)	Includes contract-related intangible assets.

Intangible assets amortization expense was $808 million, $856 million and $898 million for 2013, 2012 and 2011, respectively. Intangible assets amortization expense is estimated to be $743 million in 2014, $699 million in 2015, $792 million in 2016, $851 million in 2017 and $403 million in 2018.

The changes in intangible assets during 2013 were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2012	Acquisitions/ divestitures	Amortization	Impairments	FX and other (1)	December 31, 2013
Purchased credit card relationships	$1,906	$22	$(377)	$(4)	$(1)	$1,546
Core deposit intangibles	296	—	(72)	(21)	—	203
Other customer relationships	387		(36)	—	(65)	286
Present value of future profits	104	—	(12)	—	—	92
Indefinite-lived intangible assets	487	(162)	—	—	(2)	323
Other	2,517	431	(311)	—	(31)	2,606
Intangible assets (excluding MSRs)	$5,697	$291	$(808)	$(25)	$(99)	$5,056
Mortgage servicing rights (MSRs) (2)	1,942					2,718
Total intangible assets	$7,639					$7,774

(1)	Includes foreign exchange translation and purchase accounting adjustments.

(2)	See Note 22 to the Consolidated Financial Statements for the roll-forward of MSRs.

18.   DEBT
Short-Term Borrowings
Short-term borrowings consist of commercial paper and other borrowings with weighted average interest rates at December 31 as follows:

	2013		2012
In millions of dollars	Balance	Weighted average coupon	Balance	Weighted average coupon
Commercial paper
Significant Citibank Entities(1)	$17,677	0.25%	$11,092	0.36%
Parent(2)	201	1.11	378	0.84
	$17,878		$11,470
Other borrowings (3)	41,066	0.87%	40,557	1.06%
Total	$58,944		$52,027

(1)	Significant Citibank Entities consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)	Parent includes the parent holding company (Citigroup Inc.) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup.

(3)	At December 31, 2013 and December 31, 2012, collateralized short-term advances from the Federal Home Loan Banks were $11 billion and $4 billion, respectively.

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

Long-Term Debt

			Balances at December 31,
In millions of dollars	Weighted average coupon	Maturities	2013	2012
Citigroup Inc.(1)
Senior debt	4.02%	2014-2098	$124,857	$138,862
Subordinated debt(2)	4.48	2014-2043	28,039	27,581
Trust preferred securities(3)	6.90	2032-2067	3,908	10,110
Bank(4)
Senior debt	1.99	2014-2038	56,039	50,527
Subordinated debt(2)	6.02	2014-2037	418	707
Broker-dealer(5)
Senior debt	3.11	2014-2039	7,831	11,651
Subordinated debt(2)	2.62	2015-2017	24	25
Total(6)			$221,116	$239,463
Senior debt			$188,727	$201,040
Subordinated debt(2)			28,481	28,313
Trust preferred securities(3)			3,908	10,110
Total			$221,116	$239,463

(1)	Parent holding company, Citigroup Inc.

(2)	Includes notes that are subordinated within certain countries, regions or subsidiaries.

(3)
In issuing trust preferred securities, Citi formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right to redeem these securities upon the date specified in the respective security. The respective common securities issued by each trust and held by Citigroup are redeemed concurrently with the redemption of the applicable trust preferred securities.

(4)
Represents the Significant Citibank Entities as well as other Citibank and Banamex entities. At December 31, 2013 and December 31, 2012, collateralized long-term advances from the Federal Home Loan Banks were $14.0 billion and $16.3 billion, respectively.

(5)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(6)
Includes senior notes with carrying values of $87 million issued to outstanding Safety First Trusts at December 31, 2013 and $186 million issued to these trusts at December 31, 2012. Citigroup owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts’ common securities.

The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2013, the Company’s overall weighted average interest rate for long-term debt was 3.58% on a contractual basis and 2.73% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2014	2015	2016	2017	2018	Thereafter	Total
Bank	$18,823	$11,265	$13,131	$3,153	$6,630	$3,455	$56,457
Broker-dealer	2,269	1,332	467	24	1,092	2,671	7,855
Citigroup Inc.	22,332	19,095	20,982	21,159	13,208	60,028	156,804
Total	$43,424	$31,692	$34,580	$24,336	$20,930	$66,154	$221,116

The following table summarizes the Company’s outstanding trust preferred securities at December 31, 2013:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital IX	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital XI	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVII	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	Jun. 2007	99,901	165	6.829%	50	165	June 28, 2067	June 28, 2017
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009
Total obligated			$4,731			$4,781

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities. Distributions on the trust preferred securities and interest on the subordinated debentures are payable quarterly, except for Citigroup Capital III and Citigroup Capital XVIII on which distributions are payable semiannually.

19. REGULATORY CAPITAL AND CITIGROUP, INC. PARENT COMPANY INFORMATION

Citigroup is subject to risk-based capital and leverage guidelines issued by the Federal Reserve Board. Citi’s U.S. insured depository institution subsidiaries, including Citibank, N.A., are subject to similar guidelines issued by their respective primary federal bank regulatory agencies. These guidelines are used to evaluate capital adequacy and include the required minimums shown in the following table. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards.
 The following table sets forth Citigroup’s and Citibank, N.A.’s regulatory capital tiers, risk-weighted assets, quarterly adjusted average total assets, and capital ratios as of December 31, 2013 in accordance with current regulatory guidelines:

In millions of dollars, except ratios	Required minimum	Well capitalized minimum	Citigroup	Citibank, N.A.
Tier 1 Common			$138,070	$121,713
Tier 1 Capital			149,444	122,450
Total Capital(1)			181,958	141,341
Risk-weighted assets			1,092,707	905,836
Quarterly adjusted average total assets (2)			1,820,998	1,317,673
Tier 1 Common ratio	N/A	N/A	12.64%	13.44%
Tier 1 Capital ratio	4.0%	6.0%	13.68	13.52
Total Capital ratio	8.0	10.0	16.65	15.60
Leverage ratio	3.0	5.0 (3)	8.21	9.29

(1)	Total Capital includes Tier 1 Capital and Tier 2 Capital.

(2)	Represents the Leverage ratio denominator.
(3)    Applicable only to depository institutions.
N/A  Not Applicable

As indicated in the table above, Citigroup and Citibank, N.A. were well capitalized under the current federal bank regulatory definitions as of December 31, 2013.

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
In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $12.2 billion and $19.1 billion in dividends from Citibank, N.A. during 2013 and 2012, respectively.

Non-Banking Subsidiaries
Citigroup also receives dividends from its non-bank subsidiaries. These non-bank subsidiaries are generally not subject to regulatory restrictions on dividends, although their ability to declare dividends can be restricted by capital considerations, as set forth in the table below.

In millions of dollars
Subsidiary	Jurisdiction	Net capital or equivalent	Excess over minimum requirement
Citigroup Global Markets Inc.	U.S. Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1)	$5,376	$4,546
Citigroup Global Markets Limited	United Kingdom’s Financial Services Authority	$7,425	$4,333

Citigroup Inc. Parent Company Only Income Statement and Statement of Comprehensive Income

	Years ended December 31,
In millions of dollars	2013	2012	2011
Revenues
Interest revenue	$3,234	$3,384	$3,684
Interest expense	5,559	6,573	7,618
Net interest expense	$(2,325)	$(3,189)	$(3,934)
Dividends from subsidiaries	13,044	20,780	13,046
Non-interest revenue	139	613	939
Total revenues, net of interest expense	$10,858	$18,204	$10,051
Total operating expenses	$851	$1,497	$1,503
Income before taxes and equity in undistributed income of subsidiaries	$10,007	$16,707	$8,548
Benefit for income taxes	(1,637)	(2,062)	(1,821)
Equity in undistributed income (loss) of subsidiaries	2,029	(11,228)	698
Parent company’s net income	$13,673	$7,541	$11,067
Comprehensive income
Parent company’s net income	$13,673	$7,541	$11,067
Other comprehensive income (loss)	(2,237)	892	(1,511)
Parent company’s comprehensive income	$11,436	$8,433	$9,556

Citigroup Inc. Parent Company Only Balance Sheet

	Years ended December 31,
In millions of dollars	2013	2012
Assets
Cash and due from banks	$233	$153
Trading account assets	184	150
Investments	1,032	1,676
Advances to subsidiaries	83,110	107,074
Investments in subsidiaries	203,739	184,615
Other assets (1)	106,170	102,335
Total assets	$394,468	$396,003
Liabilities
Federal funds purchased and securities loaned or sold under agreements to repurchase	$185	$185
Trading account liabilities	165	170
Short-term borrowings	382	725
Long-term debt	156,804	176,553
Advances from subsidiaries other than banks	24,181	12,759
Other liabilities	8,412	16,562
Total liabilities	$190,129	$206,954
Total equity	204,339	189,049
Total liabilities and equity	$394,468	$396,003

(1)
Other assets included $43.3 billion of placements to Citibank, N.A. and its branches at December 31, 2013, of which $33.6 billion had a remaining term of less than 30 days. Other assets at December 31, 2012 included $30.2 billion of placements to Citibank, N.A. and its branches, of which $28.2 billion had a remaining term of less than 30 days.

Citigroup Inc. Parent Company Only Cash Flows Statement

	Years ended December 31,
In millions of dollars	2013	2012	2011
Net cash provided by (used in ) operating activities of continuing operations	$(7,881)	$1,598	$1,710
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$(5,701)	$(47,190)
Proceeds from sales of investments	385	37,056	9,524
Proceeds from maturities of investments	233	4,286	22,386
Changes in investments and advances—intercompany	7,226	(397)	32,419
Other investing activities	4	994	(10)
Net cash provided by investing activities of continuing operations	$7,848	$36,238	$17,129
Cash flows from financing activities of continuing operations
Dividends paid	$(314)	$(143)	$(113)
Issuance of preferred stock	4,192	2,250	—
Proceeds (repayments) from issuance of long-term debt—third-party, net	(13,426)	(33,434)	(16,481)
Net change in short-term borrowings and other advances—intercompany	11,402	(6,160)	(5,772)
Other financing activities	(1,741)	(199)	3,519
Net cash provided by (used in) financing activities of continuing operations	$113	$(37,686)	$(18,847)
Net increase (decrease) in cash and due from banks	$80	$150	$(8)
Cash and due from banks at beginning of period	153	3	11
Cash and due from banks at end of period	$233	$153	$3
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for
Income taxes	$(71)	$78	$(458)
Interest	6,514	7,883	9,271
Note: With respect to the tables above, “Citigroup Inc. parent company only” refers to the parent holding company Citigroup Inc., excluding consolidated subsidiaries. Citigroup Funding Inc. (CFI) was previously a first-tier subsidiary of Citigroup Inc., issuing commercial paper, medium-term notes and structured equity-linked and credit-linked notes. The debt of CFI was guaranteed by Citigroup Inc. On December 31, 2012, CFI was merged into Citigroup Inc., the parent holding company.

20.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) for the three-year period ended December 31, 2013 are as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$(2,395)	$(2,650)	$(4,105)	$(7,127)	$(16,277)
Change, net of taxes	2,360	(170)	(177)	(3,524)	(1,511)
Balance at December 31, 2011	$(35)	$(2,820)	$(4,282)	$(10,651)	$(17,788)
Change, net of taxes (4)(5)	632	527	(988)	721	892
Balance at December 31, 2012	$597	$(2,293)	$(5,270)	$(9,930)	$(16,896)
Other comprehensive income before reclassifications	$(2,046)	$512	$1,098	$(2,450)	$(2,886)
Increase (decrease) due to amounts reclassified from AOCI	(275)	536	183	205	649
Change, net of taxes (6)	(2,321)	1,048	1,281	(2,245)	(2,237)
Balance at December 31, 2013	$(1,724)	$(1,245)	$(3,989)	$(12,175)	$(19,133)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the final year-end actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the Japanese yen, Mexican peso, Australian dollar, and Indian rupee against the U.S. dollar, and changes in related tax effects and hedges in 2013. Primarily reflects the movements in the Mexican peso, Japanese yen, Euro, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges in 2012. Primarily reflects the movements in the Mexican peso, Turkish lira, Brazilian real, Indian rupee and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges in 2011.

(4)
Includes the after-tax impact of realized gains from the sales of minority investments: $672 million from the Company’s entire interest in Housing Development Finance Corporation Ltd. (HDFC); and $421 million from the Company’s entire interest in Shanghai Pudong Development Bank (SPDB).

(5)
The after-tax impact due to impairment charges and the loss related to Akbank, included within the foreign currency translation adjustment, during the six months ended June 30, 2012 was $667 million. See Note 14 to the Consolidated Financial Statements.

(6)	On December 20, 2013, the sale of Credicard was completed. The total impact to the gross CTA (Net CTA including hedges) was a pretax loss of $314 million ($205 million net of tax).

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three-year period ended December 31, 2013 are as follows:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2010	$(24,855)	$8,578	$(16,277)
Change in net unrealized gains (losses) on investment securities	3,855	(1,495)	2,360
Cash flow hedges	(262)	92	(170)
Benefit plans	(412)	235	(177)
Foreign currency translation adjustment	(4,133)	609	(3,524)
Change	$(952)	$(559)	$(1,511)
Balance, December 31, 2011	$(25,807)	$8,019	$(17,788)
Change in net unrealized gains (losses) on investment securities	1,001	(369)	632
Cash flow hedges	838	(311)	527
Benefit plans	(1,378)	390	(988)
Foreign currency translation adjustment	12	709	721
Change	$473	$419	$892
Balance, December 31, 2012	$(25,334)	$8,438	$(16,896)
Change in net unrealized gains (losses) on investment securities	(3,674)	1,353	(2,321)
Cash flow hedges	1,673	(625)	1,048
Benefit plans	1,979	(698)	1,281
Foreign currency translation adjustment	(2,240)	(5)	(2,245)
Change	$(2,262)	$25	$(2,237)
Balance, December 31, 2013	$(27,596)	$8,463	$(19,133)

During the year ended December 31, 2013, the Company recognized a pretax loss of $1,071 million ($649 million net of tax) related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of income. See details in the table below:

Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Year ended December 31, 2013
Realized (gains) losses on sales of investments	$(748)
OTTI gross impairment losses	334
Subtotal	$(414)
Tax effect	139
Net realized (gains) losses on investment securities(1)	$(275)
Interest rate contracts	$700
Foreign exchange contracts	176
Subtotal	$876
Tax effect	(340)
Amortization of cash flow hedges(2)	$536
Amortization of unrecognized
Prior service cost (benefit)	$—
Net actuarial loss	271
Curtailment/settlement impact	44
Cumulative effect of change in accounting policy(3)(4)	(20)
Subtotal	$295
Tax effect	(112)
Amortization of benefit plans(3)	$183
Foreign currency translation adjustment	$314
Tax effect	(109)
Foreign currency translation adjustment (5)	$205
Total amounts reclassified out of AOCI—pretax	$1,071
Total tax effect	(422)
Total amounts reclassified out of AOCI—after-tax	$649

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 14 to the Consolidated Financial Statements for additional details.

(2)	See Note 23 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

(4)	See Note 1 to the Consolidated Financial Statements for additional details.

(5)	Amount relates to the sale of Credicard, see Note 2 to the Consolidated Financial Statements for additional details.

21.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding at December 31, 2013 and December 31, 2012:

						Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate	Redemption price per depositary share/preference share	Number of depositary shares	December 31, 2013	December 31, 2012
Series F(1)	May 13, 2008	June 15, 2013	8.500%	$25	2,863,369	$—	$71
Series T(2)	January 23, 2008	June 17, 2013	6.500%	50	453,981	—	23
Series AA(3)	January 25, 2008	February 15, 2018	8.125%	25	3,870,330	97	97
Series E(4)	April 28, 2008	April 30, 2018	8.400%	1,000	121,254	121	121
Series A(5)	October 29, 2012	January 30, 2023	5.950%	1,000	1,500,000	1,500	1,500
Series B(6)	December 13, 2012	February 15, 2023	5.900%	1,000	750,000	750	750
Series C(7)	March 26, 2013	April 22, 2018	5.800%	25	23,000,000	575	—
Series D(8)	April 30, 2013	May 15, 2023	5.350%	1,000	1,250,000	1,250	—
Series J(9)	September 19, 2013	September 30, 2023	7.125%	25	38,000,000	950	—
Series K(10)	October 31, 2013	November 15, 2023	6.875%	25	59,800,000	1,495	—
						$6,738	$2,562

(1)	The Series F preferred stock was redeemed in full on June 15, 2013.

(2)	The Series T preferred stock was redeemed in full on June 17, 2013.

(3)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on February 15, May 15, August 15 and November 15 when, as and if declared by the Citi Board of Directors.

(4)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on April 30 and October 30 at a fixed rate until April 30, 2018, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(5)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on January 30 and July 30 at a fixed rate until January 30, 2023, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(6)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on February 15 and August 15 at a fixed rate until February 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(7)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on January 22, April 22, July 22 and October 22 when, as and if declared by the Citi Board of Directors.

(8)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on May 15 and November 15 at a fixed rate until May 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(9)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on March 30, June 30, September 30 and December 30 at a fixed rate until September 30, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(10)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until November 15, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

On February 12, 2014, Citi issued $480 million of Series L Preferred Stock as depository shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. The dividend rate is 6.875%, payable quarterly on February 12, May 12, August 12 and November 12, commencing May 12, 2014, in each case when, as and if declared by Citigroup’s Board of Directors.
During 2013, Citi distributed approximately $194 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of December 31, 2013, Citi estimates it will distribute preferred dividends of approximately $427 million during 2014, in each case assuming such dividends are approved by Citigroup’s Board of Directors.

22. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of Special Purpose Entities
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
Investors usually have recourse only to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over-collateralization in the form of excess assets in the SPE, a line of credit, or a liquidity facility, such as a liquidity put option or asset purchase agreement. Because of these enhancements, the SPE issuances can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances. This results in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.
Most of Citigroup’s SPEs are variable interest entities (VIEs), as described below.

Variable Interest Entities
VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights and right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties providing other forms of support such as guarantees, subordinated fee arrangements or certain types of derivative contracts, are variable interest holders in the entity.
The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Citigroup would be deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:

•	power to direct activities of a VIE that most significantly impact the entity’s economic performance; and

•	obligation to absorb losses of the entity that could potentially be significant to the VIE, or right to receive benefits from the entity that could potentially be significant to the VIE.

The Company must evaluate its involvement in each VIE and understand the purpose and design of the entity, the role the Company had in the entity’s design and its involvement in the VIE’s ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.
For those VIEs where the Company determines that it has the power to direct the activities that most significantly impact the VIE’s economic performance, the Company then must evaluate its economic interests, if any, and determine whether it could absorb losses or receive benefits that could potentially be significant to the VIE. When evaluating whether the Company has an obligation to absorb losses that could potentially be significant, it considers the maximum exposure to such loss without consideration of probability. Such obligations could be in various forms, including, but not limited to, debt and equity investments, guarantees, liquidity agreements and certain derivative contracts.
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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of December 31, 2013 and 2012, is presented below:

	As of December 31, 2013
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures (3)
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations (5)	$52,229	$52,229	$—	$—	$—	$—	$—	$—
Mortgage securitizations (6)
U.S. agency-sponsored	239,204	—	239,204	3,583	—	—	36	3,619
Non-agency-sponsored	7,711	598	7,113	583	—	—	—	583
Citi-administered asset-backed commercial paper conduits (ABCP)	31,759	31,759	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,204	—	4,204	34	—	—	—	34
Collateralized loan obligations (CLOs)	16,883	—	16,883	1,938	—	—	—	1,938
Asset-based financing	45,884	971	44,913	17,452	74	1,132	195	18,853
Municipal securities tender option bond trusts (TOBs)	12,716	7,039	5,677	29	—	3,881	—	3,910
Municipal investments	15,962	223	15,739	1,846	2,073	1,173	—	5,092
Client intermediation	1,778	195	1,583	145	—	—	—	145
Investment funds (7)	31,787	2,557	29,230	191	264	81	—	536
Trust preferred securities	4,822	—	4,822	—	51	—	—	51
Other	2,439	225	2,214	143	649	20	78	890
Total	$467,378	$95,796	$371,582	$25,944	$3,111	$6,287	$309	$35,651
Citi Holdings
Credit card securitizations	$1,867	$1,448	$419	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	73,549	—	73,549	549	—	—	77	626
Non-agency-sponsored	13,193	1,695	11,498	35	—	—	2	37
Student loan securitizations	1,520	1,520	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,625	—	3,625	88	—	—	87	175
Collateralized loan obligations (CLOs)	2,733	—	2,733	358	—	—	111	469
Asset-based financing	3,508	3	3,505	629	3	258	—	890
Municipal investments	7,304	—	7,304	3	204	939	—	1,146
Client intermediation	—	—	—	—	—	—	—	—
Investment funds	1,237	—	1,237	—	61	—	—	61
Other	4,494	4,434	60	—	—	—	—	—
Total	$113,030	$9,100	$103,930	$1,662	$268	$1,197	$277	$3,404
Total Citigroup	$580,408	$104,896	$475,512	$27,606	$3,379	$7,484	$586	$39,055

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included in Citigroup’s December 31, 2013 Consolidated Balance Sheet.

(3)	Not included in Citigroup’s December 31, 2013 Consolidated Balance Sheet.

(4)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.
(5) As part of its liquidity and funding strategy, during the first quarter of 2013, the Company elected to remove approximately $27 billion of randomly selected credit card receivables from the Master Trust ($12 billion) and Omni Trust ($15 billion) that represented a portion of the excess seller’s interest in each trust. Subsequently, during the second half of 2013, Citi elected to add approximately $7.4 billion of credit card receivables to the Master Trust from the U.S. Citi-branded cards business’ portfolio of eligible unsecuritized credit card receivables (for a discussion of Citi’s credit card securitizations, see “Credit Card Securitizations” below). These credit card receivables continue to be included in Consumer loans on the Consolidated Balance Sheet as of December 31, 2013.

(6)
Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(7) Substantially all of the unconsolidated investment funds’ assets are related to retirement funds in Mexico managed by Citi. See “Investment Funds” below for further discussion.

	As of December 31, 2012
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures (3)
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (4)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$77,770	$77,770	$—	$—	$—	$—	$—	$—
Mortgage securitizations (5)
U.S. agency-sponsored	232,741	—	232,741	3,042	—	—	45	3,087
Non-agency-sponsored	8,810	1,188	7,622	382	—	—	—	382
Citi-administered asset-backed commercial paper conduits (ABCP)	30,002	22,387	7,615	—	—	7,615	—	7,615
Collateralized debt obligations (CDOs)	5,539	—	5,539	24	—	—	—	24
Collateralized loan obligations (CLOs)	15,120	—	15,120	642	19	—	—	661
Asset-based financing	41,399	1,125	40,274	14,798	84	2,081	159	17,122
Municipal securities tender option bond trusts (TOBs)	15,163	7,573	7,590	352	—	4,628	—	4,980
Municipal investments	19,693	255	19,438	2,003	3,049	1,669	—	6,721
Client intermediation	2,486	151	2,335	319	—	—	—	319
Investment funds (6)	30,264	2,196	28,068	—	223	—	—	223
Trust preferred securities	12,221	—	12,221	—	126	—	—	126
Other	2,023	115	1,908	113	382	22	76	593
Total	$493,231	$112,760	$380,471	$21,675	$3,883	$16,015	$280	$41,853
Citi Holdings
Credit card securitizations	$2,177	$1,736	$441	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	106,888	—	106,888	700	—	—	163	863
Non-agency-sponsored	17,192	2,127	15,065	43	—	—	2	45
Student loan securitizations	1,681	1,681	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,752	—	4,752	139	—	—	124	263
Collateralized loan obligations (CLOs)	4,676	—	4,676	435	—	13	108	556
Asset-based financing	4,166	3	4,163	984	6	243	—	1,233
Municipal investments	7,766	—	7,766	90	235	992	—	1,317
Client intermediation	13	13	—	—	—	—	—	—
Investment funds	1,083	—	1,083	—	47	—	—	47
Other	6,005	5,851	154	—	3	—	—	3
Total	$156,399	$11,411	$144,988	$2,391	$291	$1,248	$397	$4,327
Total Citigroup	$649,630	$124,171	$525,459	$24,066	$4,174	$17,263	$677	$46,180

(1)	The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included in Citigroup’s December 31, 2012 Consolidated Balance Sheet.

(3)	Not included in Citigroup’s December 31, 2012 Consolidated Balance Sheet.

(4)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(5)
Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(6) Substantially all of the unconsolidated investment funds’ assets are related to retirement funds in Mexico managed by Citi. See “Investment Funds” below for further discussion.

The previous tables do not include:

•
certain venture capital investments made by some of the Company’s private equity subsidiaries, as the Company accounts for these investments in accordance with the Investment Company Audit Guide (codified in ASC 946);

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

•
certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 13 and 14 to the Consolidated Financial Statements);

•
certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $16 billion and $19 billion at December 31, 2013 and 2012, respectively; and

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Liquidity	Loan	Liquidity	Loan
In millions of dollars	facilities	commitments	facilities	commitments
Citicorp
Citi-administered asset-backed commercial paper conduits (ABCP)	$—	$—	$7,615	$—
Asset-based financing	5	1,127	6	2,075
Municipal securities tender option bond trusts (TOBs)	3,881	—	4,628	—
Municipal investments	—	1,173	—	1,669
Investment funds	—	81	—	—
Other	—	20	—	22
Total Citicorp	$3,886	$2,401	$12,249	$3,766
Citi Holdings
Collateralized loan obligations (CLOs)	$—	$—	$13	$—
Asset-based financing	—	258	—	243
Municipal investments	—	939	—	992
Total Citi Holdings	$—	$1,197	$13	$1,235
Total Citigroup funding commitments	$3,886	$3,598	$12,262	$5,001
Citicorp and Citi Holdings Consolidated VIEs
The Company engages in on-balance-sheet securitizations, which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s balance sheet. The consolidated VIEs included in the tables below represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. In addition, the assets are generally restricted only to pay such liabilities.

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
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE and SPE obligations as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$0.2	$0.4	$0.3	$0.2	$0.5
Trading account assets	1.0	—	1.0	0.5	—	0.5
Investments	10.4	—	10.4	10.7	—	10.7
Total loans, net	83.2	8.7	91.9	100.8	11.0	111.8
Other	1.1	0.2	1.3	0.5	0.2	0.7
Total assets	$95.9	$9.1	$105.0	$112.8	$11.4	$124.2
Short-term borrowings	$24.3	$—	$24.3	$17.9	$—	$17.9
Long-term debt	32.8	2.0	34.8	23.8	2.6	26.4
Other liabilities	0.9	0.1	1.0	1.1	0.1	1.2
Total liabilities	$58.0	$2.1	$60.1	$42.8	$2.7	$45.5

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$4.8	$0.4	$5.2	$4.0	$0.5	$4.5
Investments	3.7	0.4	4.1	5.4	0.7	6.1
Total loans, net	18.3	0.6	18.9	14.6	0.9	15.5
Other	2.2	0.5	2.7	1.6	0.5	2.1
Total assets	$29.0	$1.9	$30.9	$25.6	$2.6	$28.2

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
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust (Omni Trust). These trusts are treated as consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts, holds a seller’s interest and certain securities issued by the trusts, and provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on Citi’s Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in Citi’s Consolidated Balance Sheet.
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables as of December 31, 2013 and 2012:

	Citicorp		Citi Holdings
In billions of dollars	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$32.3	$22.9	$—	$0.1
Retained by Citigroup as trust-issued securities	8.1	11.9	1.3	1.4
Retained by Citigroup via non-certificated interests (1)	12.1	44.6	—	0.2
Total ownership interests in principal amount of trust credit card receivables	$52.5	$79.4	$1.3	$1.7

(1)
As part of its liquidity and funding strategy, during the first quarter of 2013, the Company elected to remove approximately $27 billion of randomly selected credit card receivables from the Master Trust ($12 billion) and Omni Trust ($15 billion) that represented a portion of the excess seller’s interest in each trust. Subsequently, during the second half of 2013, Citi elected to add approximately $7.4 billion of credit card receivables to the Master Trust from the U.S. Citi-branded cards business’ portfolio of eligible unsecuritized credit card receivables. These credit card receivables continue to be included in Consumer loans on the Consolidated Balance Sheet as of December 31, 2013.

Credit Card Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp’s credit card securitizations for the years ended December 31, 2013, 2012 and 2011:

In billions of dollars	2013	2012	2011
Proceeds from new securitizations	$15.2	$2.4	$3.9
Pay down of maturing notes	(11.2)	(21.7)	(20.5)

Credit Card Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings’ credit card securitizations for the years ended December 31, 2013, 2012 and 2011:

In billions of dollars	2013	2012	2011
Proceeds from new securitizations	$0.2	$0.4	$—
Pay down of maturing notes	(0.1)	—	—

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
Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.1 years as of December 31, 2013 and 3.8 years as of December 31, 2012.

Master Trust Liabilities (at par value)

In billions of dollars	Dec. 31, 2013	Dec. 31, 2012
Term notes issued to third parties	$27.9	$18.6
Term notes retained by Citigroup affiliates	6.2	4.8
Total Master Trust liabilities	$34.1	$23.4

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.7 years as of December 31, 2013 and 1.7 years as of December 31, 2012.

Omni Trust Liabilities (at par value)

In billions of dollars	Dec. 31, 2013	Dec. 31, 2012
Term notes issued to third parties	$4.4	$4.4
Term notes retained by Citigroup affiliates	1.9	7.1
Total Omni Trust liabilities	$6.3	$11.5

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
The Company does not consolidate certain non-agency-sponsored mortgage securitizations, because Citi is either not the servicer with the power to direct the significant activities of the entity or Citi is the servicer but the servicing relationship is deemed to be a fiduciary relationship and, therefore, Citi is not deemed to be the primary beneficiary of the entity.
In certain instances, the Company has (i) the power to direct the activities and (ii) the obligation to either absorb losses or the right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and, therefore, is the primary beneficiary and thus consolidates the SPE.

Mortgage Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp mortgage securitizations for the years ended December 31, 2013, 2012 and 2011:

	2013		2012	2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$65.8	$6.7	$56.5	$57.3
Contractual servicing fees received	0.4	—	0.5	0.5
Cash flows received on retained interests and other net cash flows	0.1	—	0.1	0.1

Agency and non-agency securitization gains for the year ended December 31, 2013 were $154 million and $49 million, respectively.

Agency and non-agency securitization gains (losses) for the years ended December 31, 2012 and 2011 were $30 million and $(9) million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 12.4%	2.3% to 4.3%	0.1% to 19.2%
Weighted average discount rate	10.1%	3.4%	7.8%
Constant prepayment rate	0.0% to 21.4%	5.4% to 10.0%	0.1% to 11.2%
Weighted average constant prepayment rate	5.5%	7.2%	7.5%
Anticipated net credit losses (2)	NM	47.2% to 53.0%	0.1% to 89.0%
Weighted average anticipated net credit losses	NM	49.3%	49.2%
Weighted average life	0.0 to 12.4 years	2.9 to 9.7 years	2.5 to 16.5 years

	December 31, 2012
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.2% to 14.4%	1.2% to 24.0%	1.1% to 29.2%
Weighted average discount rate	11.4%	8.1%	13.8%
Constant prepayment rate	6.7% to 36.4%	1.9% to 22.8%	1.6% to 29.4%
Weighted average constant prepayment rate	10.2%	9.3%	10.1%
Anticipated net credit losses (2)	NM	37.5% to 80.2%	33.4% to 90.0%
Weighted average anticipated net credit losses	NM	60.3%	54.1%
Weighted average life	1.8 to 16.0 years	0.4 to 11.2 years	0.0 to 25.7 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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
At December 31, 2013 and 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.1% to 20.9%	0.5% to 17.4%	2.1% to 19.6%
Weighted average discount rate	6.9%	5.5%	11.2%
Constant prepayment rate	6.2% to 30.4%	1.3% to 100.0%	1.4% to 23.1%
Weighted average constant prepayment rate	11.1%	6.4%	7.4%
Anticipated net credit losses (2)	NM	0.1% to 80.0%	25.5% to 81.9%
Weighted average anticipated net credit losses	NM	49.5%	52.8%
Weighted average life	2.1 to 14.1 years	0.0 to 11.9 years	0.0 to 26.0 years

	December 31, 2012
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.6% to 17.2%	1.2% to 24.0%	1.1% to 29.2%
Weighted average discount rate	6.1%	9.0%	13.8%
Constant prepayment rate	9.0% to 57.8%	1.9% to 24.9%	0.5% to 29.4%
Weighted average constant prepayment rate	27.7%	12.3%	10.0%
Anticipated net credit losses (2)	NM	0.1% to 80.2%	33.4% to 90.0%
Weighted average anticipated net credit losses	NM	47.0%	54.1%
Weighted average life	0.3 to 18.3 years	0.4 to 11.2 years	0.0 to 25.7 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,519	$293	$429
Discount rates
Adverse change of 10%	$(76)	$(6)	$(25)
Adverse change of 20%	(148)	(11)	(48)
Constant prepayment rate
Adverse change of 10%	(96)	(1)	(7)
Adverse change of 20%	(187)	(2)	(14)
Anticipated net credit losses
Adverse change of 10%	NM	(2)	(7)
Adverse change of 20%	NM	(3)	(14)

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2012	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$1,987	$88	$466
Discount rates
Adverse change of 10%	$(46)	$(2)	$(31)
Adverse change of 20%	(90)	(4)	(59)
Constant prepayment rate
Adverse change of 10%	(110)	(1)	(11)
Adverse change of 20%	(211)	(3)	(22)
Anticipated net credit losses
Adverse change of 10%	NM	(1)	(13)
Adverse change of 20%	NM	(3)	(24)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings mortgage securitizations for the years ended December 31, 2013, 2012 and 2011:

	2013		2012	2011
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$0.2	$—	$0.4	$1.1
Contractual servicing fees received	0.3	—	0.4	0.6
Cash flows received on retained interests and other net cash flows	—	—	—	0.1

Gains recognized on the securitization of U.S. agency-sponsored mortgages during 2013 were $20 million. Agency securitization gains for the years ended December 31, 2012 and 2011 were $45 million and $78 million, respectively.
The Company did not securitize non-agency-sponsored mortgages for the years ended December 31, 2013, 2012 and 2011.
Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

At December 31, 2013 and 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	0.0% to 49.3%	9.9%	—
Weighted average discount rate	9.5%	9.9%	—
Constant prepayment rate	9.6% to 26.2%	12.3% to 27.3%	—
Weighted average constant prepayment rate	20.0%	15.6%	—
Anticipated net credit losses	NM	0.3%	—
Weighted average anticipated net credit losses	NM	0.3%	—
Weighted average life	2.3 to 7.6 years	5.2 years	—

	December 31, 2012
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 52.7%	4.1% to 29.2%	3.4% to 12.4%
Weighted average discount rate	9.7%	4.2%	8.0%
Constant prepayment rate	8.2% to 37.4%	21.7% to 26.0%	12.7% to 18.7%
Weighted average constant prepayment rate	28.6%	21.7%	15.7%
Anticipated net credit losses	NM	0.5%	50.0% to 50.1%
Weighted average anticipated net credit losses	NM	0.5%	50.1%
Weighted average life	2.2 to 7.8 years	2.1 to 4.4 years	6.0 to 7.4 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)	Citi Holdings held no subordinated interests in mortgage securitizations as of December 31, 2013.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$585	$50	$—
Discount rates
Adverse change of 10%	$(16)	$(3)	$—
Adverse change of 20%	(32)	(5)	—
Constant prepayment rate
Adverse change of 10%	(33)	(3)	—
Adverse change of 20%	(65)	(6)	—
Anticipated net credit losses
Adverse change of 10%	NM	(5)	—
Adverse change of 20%	NM	(11)	—

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2012	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$618	$39	$16
Discount rates
Adverse change of 10%	$(22)	$—	$(1)
Adverse change of 20%	(42)	(1)	(2)
Constant prepayment rate
Adverse change of 10%	(57)	(3)	—
Adverse change of 20%	(109)	(7)	(1)
Anticipated net credit losses
Adverse change of 10%	NM	(9)	(2)
Adverse change of 20%	NM	(19)	(4)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
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
The fair value of capitalized mortgage servicing rights (MSRs) was $2.7 billion and $1.9 billion at December 31, 2013 and 2012, respectively. The MSRs correspond to principal loan balances of $286 billion and $325 billion as of December 31, 2013 and 2012, respectively. The following table summarizes the changes in capitalized MSRs for the years ended December 31, 2013 and 2012:

In millions of dollars	2013	2012
Balance, beginning of year	$1,942	$2,569
Originations	634	423
Changes in fair value of MSRs due to changes in inputs and assumptions	640	(198)
Other changes (1)	(496)	(852)
Sale of MSRs	(2)	—
Balance, as of December 31	$2,718	$1,942

(1)	Represents changes due to customer payments and passage of time.

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the years ended December 31, 2013, 2012 and 2011 were as follows:

In millions of dollars	2013	2012	2011
Servicing fees	$800	$990	$1,170
Late fees	42	65	76
Ancillary fees	100	122	130
Total MSR fees	$942	$1,177	$1,376

These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the years ended December 31, 2013 and 2012, Citi transferred non-agency (private-label) securities with an original par value of approximately $955 million and $1.5 billion, respectively, to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of December 31, 2013, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $425 million ($131 million of which related to re-securitization transactions executed in 2013), and are recorded in Trading account assets. Of this amount, approximately $58 million was related to senior beneficial interests, and approximately $367 million was related to subordinated beneficial interests. As of December 31, 2012, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $380 million ($128 million of which related to re-securitization transactions executed in 2012). Of this amount, approximately $11 million was related to senior beneficial interests, and approximately $369 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of December 31, 2013 and 2012 was approximately $6.1 billion and $7.1 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the years ended December 31, 2013 and 2012, Citi transferred agency securities with a fair value of approximately $26.3 billion and $30.3 billion, respectively, to re-securitization entities.
      As of December 31, 2013, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.5 billion ($1.2 billion of which related to re-securitization transactions executed in 2013) compared to $1.7 billion as of December 31, 2012 ($1.1 billion of which related to re-securitization transactions executed in 2012), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2013 and 2012 was approximately $75.5 billion and $71.2 billion, respectively.
      As of December 31, 2013 and 2012, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings. At December 31, 2013 and 2012, the conduits had approximately $32 billion and $30 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $13.5 billion and $14 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At the respective periods ended December 31, 2013 and 2012, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 67 and 38 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. One conduit holds only loans that are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8 to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $2.3 billion and $2.1 billion as of December 31, 2013 and 2012, respectively. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. At December 31, 2013 and 2012, the Company owned $13.9 billion and $11.7 billion, respectively, of the commercial paper issued by its administered conduits.
The asset-backed commercial paper conduits are consolidated by the Company. The Company determined that, through its roles as administrator and liquidity provider, it had the power to direct the activities that most significantly impacted the entities’ economic performance. These powers included its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, its ability to sell or repurchase assets out of the conduits, and its liability management. In addition, as a result of all the Company’s involvement described above, it was concluded that the Company had an economic interest that could potentially be significant. However, the assets and liabilities of the conduits are separate and apart from those of Citigroup. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.
During the second quarter of 2013, Citi consolidated the government guaranteed loan conduit it administers that was previously not consolidated due to changes in the primary risks and design of the conduit that were identified as a reconsideration event. Citi, as the administrator and liquidity provider, previously determined it had an economic interest that could potentially be significant. Upon the reconsideration event, it was determined that Citi had the power to direct the activities that most significantly impacted the conduit’s economic performance. The impact of the consolidation resulted in an increase of assets and liabilities of approximately $7 billion each and a net pretax gain to the Consolidated Statement of Income of approximately $40 million.

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
The Company’s continuing involvement in synthetic
CDOs/CLOs generally includes purchasing credit protection through credit default swaps with the CDO/CLO, owning a portion of the capital structure of the CDO/CLO in the form of both unfunded derivative positions (primarily “super-senior” exposures discussed below) and funded notes, entering into interest-rate swap and total-return swap transactions with the CDO/CLO, lending to the CDO/CLO, and making a market in the funded notes.
Where a CDO/CLO entity issues preferred shares (or subordinated notes that are the equivalent form), the preferred shares generally represent an insufficient amount of equity (less than 10%) and create the presumption that preferred shares are insufficient to finance the entity’s activities without subordinated financial support. In addition, although the preferred shareholders generally have full exposure to expected losses on the collateral and uncapped potential to receive expected residual returns, they generally do not have the ability to make decisions significantly affecting the entity’s financial results because of their limited role in making day-to-day decisions and their limited ability to remove the asset manager. Because one or both of the above conditions will generally be met, the Company has concluded, even where a CDO/CLO entity issued preferred shares, the entity should be classified as a VIE.
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
The Company does not generally have the power to direct the activities of the entity that most significantly impact the economic performance of the CDOs/CLOs, as this power is generally held by a third-party asset manager of the CDO/CLO. As such, those CDOs/CLOs are not consolidated. The Company may consolidate the CDO/CLO when: (i) the Company is the asset manager and no other single investor has the unilateral ability to remove the Company or unilaterally cause the liquidation of the CDO/CLO, or the Company is not the asset manager but has a unilateral right to remove the third-party asset manager or unilaterally liquidate the CDO/CLO and receive the underlying assets, and (ii) the Company has economic exposure to the entity that could be potentially significant to the entity.
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

Key Assumptions and Retained Interests—Citi Holdings
At December 31, 2013 and 2012, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

December 31, 2013
	CDOs	CLOs
Discount rate	44.3% to 48.7%	1.3% to 1.5%

December 31, 2012
	CDOs	CLOs
Discount rate	46.9% to 51.6%	1.9% to 2.1%

	December 31, 2013
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$19	$1,365
Discount rates
Adverse change of 10%	$(1)	$(7)
Adverse change of 20%	(2)	(14)

	December 31, 2012
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$16	$428
Discount rates
Adverse change of 10%	$(2)	$(2)
Adverse change of 20%	(3)	(4)

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

Asset-Based Financing—Citicorp
The primary types of Citicorp’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2013 and 2012 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	December 31, 2013
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$14.0	$3.9
Corporate loans	2.2	1.8
Hedge funds and equities	—	—
Airplanes, ships and other assets	28.7	13.2
Total	$44.9	$18.9

	December 31, 2012
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$16.1	$3.1
Corporate loans	2.0	1.6
Hedge funds and equities	0.6	0.4
Airplanes, ships and other assets	21.5	12.0
Total	$40.2	$17.1

The following table summarizes selected cash flow information related to asset-based financings for the years ended December 31, 2013, 2012 and 2011:

In billions of dollars	2013	2012	2011
Proceeds from new securitizations	$0.5	$—	$—
Cash flows received on retained interest and other net cash flows	$0.7	$0.3	$—

At December 31, 2013 and 2012, the key assumption used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	December 31, 2013	December 31, 2012
Discount rate	3.0%	3.2%

December 31, 2013
In millions of dollars	Asset-based financing
Carrying value of retained interests	$1,316
Value of underlying portfolio
Adverse change of 10%	$(11)
Adverse change of 20%	(23)

December 31, 2012
In millions of dollars	Asset-based financing
Carrying value of retained interests	$1,726
Value of underlying portfolio
Adverse change of 10%	$(22)
Adverse change of 20%	(44)

Asset-Based Financing—Citi Holdings
The primary types of Citi Holdings’ asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2013 and 2012 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	December 31, 2013
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$0.8	$0.3
Corporate loans	0.1	0.1
Airplanes, ships and other assets	2.6	0.5
Total	$3.5	$0.9

	December 31, 2012
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$0.9	$0.3
Corporate loans	0.4	0.3
Airplanes, ships and other assets	2.9	0.6
Total	$4.2	$1.2

The following table summarizes selected cash flow information related to asset-based financings for the years ended December 31, 2013, 2012 and 2011:

In billions of dollars	2013	2012	2011
Cash flows received on retained interest and other net cash flows	$0.2	$1.7	$1.4

At December 31, 2013 and 2012, the effects of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests are set forth in the tables below:

December 31, 2013
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
There are two kinds of TOB trusts: customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are trusts through which customers finance their investments in municipal securities. The Residuals are held by customers and the Floaters by third-party investors, typically tax-exempt money market funds. Non-customer TOB trusts are trusts through which the Company finances its own investments in municipal securities. In such trusts, the Company holds the Residuals, and third-party investors, typically tax-exempt money market funds, hold the Floaters.
The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters, and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company’s inventory of Floaters fluctuates over time. At December 31, 2013 and 2012, the Company held $176 million and $203 million, respectively, of Floaters related to both customer and non-customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At December 31, 2013 and 2012 approximately $230 million and $184 million, respectively, of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.
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
At December 31, 2013 and 2012, liquidity agreements provided with respect to customer TOB trusts totaled $3.9 billion and $4.9 billion, respectively, of which $2.8 billion and $3.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $5.4 billion and $6.4 billion as of December 31, 2013 and 2012, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.
The Company considers the customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company. The Company has concluded that the power to direct the activities that most significantly impact the economic performance of the customer TOB trusts is primarily held by the customer Residual holder, which may unilaterally cause the sale of the trust’s bonds.
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

Municipal Investments
Municipal investment transactions include debt and equity interests in partnerships that finance the construction and rehabilitation of low-income housing, facilitate lending in new or underserved markets, or finance the construction or operation of renewable municipal energy facilities. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits and grants earned from the investments made by the partnership. The Company may also provide construction loans or permanent loans for the development or operations of real estate properties held by partnerships. These entities are generally considered VIEs. The power to direct the activities of these entities is typically held by the general partner. Accordingly, these entities are not consolidated by the Company.

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

Investment Funds
The Company is the investment manager for certain investment funds and retirement funds that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. The Company earns a management fee, which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds the Company has an ownership interest in the investment funds. The Company has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager to these funds and may provide employees with financing on both recourse and non-recourse bases for a portion of the employees’ investment commitments.
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
Because the sole asset of each of the trusts is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company’s investment in the VIE’s equity shares, the Company is not permitted to consolidate the trusts, even though it owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities. For additional information, see Note 18 to the Consolidated Financial Statements.

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

The swap and forward contracts are over-the-counter (OTC) derivatives that are bilaterally negotiated with counterparties and settled with those counterparties, except for swap contracts that are novated and "cleared" through central counterparties (CCPs). Futures and option contracts are generally standardized contracts that are traded on an exchange with a CCP as the counterparty from the inception of the transaction. Citigroup enters into these derivative contracts relating to interest rate, foreign currency, commodity and other market/credit risks for the following reasons:

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
The enforceability of offsetting rights incorporated in the master netting agreements for derivative transactions is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing that provides the requisite level of certainty regarding the enforceability of these agreements and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.
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
Exposure to credit risk on derivatives is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers engaged in derivatives transactions. Citi considers the level of legal certainty regarding enforceability of its offsetting rights under master netting agreements and credit support annexes to be an important factor in its risk management process. For example, because derivatives executed under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability, consume much greater amounts of single counterparty credit limits, than those executed under enforceable master netting agreements, Citi generally transacts much lower volumes of derivatives under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability.
Cash collateral and security collateral in the form of G10 government debt securities generally is posted to secure the net open exposure of derivative transactions, at a counterparty level, whereby the receiving party is free to commingle/rehypothecate such collateral in the ordinary course of its business. Nonstandard collateral such as corporate bonds, municipal bonds, U.S. agency securities and/or MBS may also be pledged as collateral for derivative transactions. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to a tri-party Account Control Agreement.

Information pertaining to the volume of derivative activity is provided in the table below. The notional amounts, for both long and short derivative positions, of Citigroup’s derivative instruments as of December 31, 2013 and December 31, 2012 are presented in the table below.
Derivative Notionals

	Hedging instruments under ASC 815 (SFAS 133)(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Interest rate contracts
Swaps	$150,823	$114,296	$36,352,196	$30,050,856	$93,286	$99,434
Futures and forwards	20	—	6,129,742	4,823,370	61,398	45,856
Written options	—	—	4,105,632	3,752,905	3,103	22,992
Purchased options	—	—	3,971,697	3,542,048	3,185	7,890
Total interest rate contract notionals	$150,843	$114,296	$50,559,267	$42,169,179	$160,972	$176,172
Foreign exchange contracts
Swaps	$22,402	$22,207	$1,552,292	$1,393,368	$20,013	$16,900
Futures and forwards	79,646	70,484	3,728,511	3,484,193	14,226	33,768
Written options	101	96	1,037,433	781,698	—	989
Purchased options	106	456	1,029,872	778,438	71	2,106
Total foreign exchange contract notionals	$102,255	$93,243	$7,348,108	$6,437,697	$34,310	$53,763
Equity contracts
Swaps	$—	$—	$100,019	$96,039	$—	$—
Futures and forwards	—	—	23,161	16,171	—	—
Written options	—	—	333,945	320,243	—	—
Purchased options	—	—	266,570	281,236	—	—
Total equity contract notionals	$—	$—	$723,695	$713,689	$—	$—
Commodity and other contracts
Swaps	$—	$—	$22,978	$27,323	$—	$—
Futures and forwards	—	—	98,265	75,897	—	—
Written options	—	—	100,482	86,418	—	—
Purchased options	—	—	97,626	89,284	—	—
Total commodity and other contract notionals	$—	$—	$319,351	$278,922	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$1,143,363	$1,346,494	$—	$—
Protection purchased	95	354	1,195,223	1,412,194	19,744	21,741
Total credit derivatives	$95	$354	$2,338,586	$2,758,688	$19,744	$21,741
Total derivative notionals	$253,193	$207,893	$61,289,007	$52,358,175	$215,026	$251,676

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 (SFAS 133) where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $6,450 million and $4,888 million at December 31, 2013 and December 31, 2012, respectively.

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

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amount permitted under ASC 210-20-45 and 815-10-45, as of December 31, 2013 and December 31, 2012. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to an enforceable credit support annex are included in the offsetting amount. GAAP does not permit offsetting for security collateral posted. The table also includes amounts that are not permitted to be offset under ASC 210-20-45 and 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at December 31, 2013	Derivatives classified in Trading accounts assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 (SFAS 133) hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$956	$306	$3,082	$854
Cleared	2,505	585	5	—
Exchange traded	—	—	—	—
Interest rate contracts	$3,461	$891	$3,087	$854
Over-the-counter	$1,540	$1,244	$989	$293
Cleared	—	—	—	—
Exchange traded	—	—	—	—
Foreign exchange contracts	$1,540	$1,244	$989	$293
Over-the-counter	$—	$—	$—	$2
Cleared	—	—	—	—
Exchange traded	—	—	—	—
Credit Derivatives	$—	$—	$—	$2
Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$5,001	$2,135	$4,076	$1,149
Derivatives instruments not designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$314,250	$297,589	$37	$9
Cleared	310,636	318,716	27	5
Exchange traded	33	30	—	—
Interest rate contracts	$624,919	$616,335	$64	$14
Over-the-counter	$90,965	$87,336	$79	$3
Cleared	1	2	—	—
Exchange traded	48	55	—	—
Foreign exchange contracts	$91,014	$87,393	$79	$3
Over-the-counter	$19,080	$28,458	$—	$—
Cleared	—	—	—	—
Exchange traded	5,797	5,834	—	—
Equity contracts	$24,877	$34,292	$—	$—
Over-the-counter	$7,921	$9,059	$—	$—
Cleared	—	—	—	—
Exchange traded	1,161	1,111	—	—
Commodity and other contracts	$9,082	$10,170	$—	$—
Over-the-counter	$38,496	$38,247	$71	$563
Cleared	1,850	2,547	—	—
Exchange traded	—	—	—	—
Credit derivatives(4)	$40,346	$40,794	$71	$563
Total derivatives instruments not designated as ASC 815 (SFAS 133) hedges	$790,238	$788,984	$214	$580
Total derivatives	$795,239	$791,119	$4,290	$1,729
Cash collateral paid/received(5)(6)	$6,073	$8,827	$82	$282
Less: Netting agreements(7)	(713,598)	(713,598)	—	—
Less: Netting cash collateral received/paid(8)	(34,893)	(39,094)	(2,951)	—
Net receivables/payables included on the Consolidated Balance Sheet(9)	$52,821	$47,254	$1,421	$2,011
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Does not meet applicable offsetting guidance	$—	$—	$—	$—
Less: Cash collateral received/paid	(365)	(5)	—	—
Less: Non-cash collateral received/paid	(7,478)	(3,345)	(341)	—
Total Net receivables/payables(9)	$44,978	$43,904	$1,080	$2,011

(1)	The trading derivatives fair values are presented in Note 13 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $13,673 million related to protection purchased and $26,673 million related to protection sold as of December 31, 2013. The credit derivatives trading liabilities comprise $28,158 million related to protection purchased and $12,636 million related to protection sold as of December 31, 2013.

(5)
For the trading assets/liabilities, this is the net amount of the $45,167 million and $43,720 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $39,094 million was used to offset derivative liabilities and, of the gross cash collateral received, $34,893 million was used to offset derivative assets.

(6)
For the other assets/liabilities, this is the net amount of the $82 million and $3,233 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $2,951 million was used to offset derivative assets.

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements. Approximately $394 billion, $315 billion and $5 billion of the netting against trading account asset/liability balances is attributable to OTC, Cleared and Exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received is netted against OTC derivative assets. Cash collateral paid of approximately $33 billion and $6 billion is netted against OTC and Cleared derivative liabilities, respectively.

(9)	The net receivables/payables include approximately $16 billion of both derivative asset and liability fair values not subject to enforceable master netting agreements.

In millions of dollars at December 31, 2012	Derivatives classified in Trading accounts assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 (SFAS 133) hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$5,110	$1,702	$4,574	$1,175
Cleared	2,685	561	—	3
Exchange traded	—	—	—	—
Interest Rate contracts	$7,795	$2,263	$4,574	$1,178
Over-the-counter	$341	$1,350	$978	$525
Cleared	—	—	—	—
Exchange traded	—	—	—	—
Foreign exchange contracts	$341	$1,350	$978	$525
Over-the-counter	$—	$—	$—	$16
Cleared	—	—	—	—
Exchange traded	—	—	—	—
Credit derivatives	$—	$—	$—	$16
Total derivative instruments designated as ASC 815 (SFAS 133) hedges	$8,136	$3,613	$5,552	$1,719
Derivatives instruments not designated as ASC 815 (SFAS 133) hedges
Over-the-counter	$485,100	$473,446	$438	$4
Cleared	406,384	416,127	11	25
Exchange traded	68	56	—	—
Interest Rate contracts	$891,552	$889,629	$449	$29
Over-the-counter	$75,933	$80,695	$200	$112
Cleared	4	4	—	—
Exchange traded	—	—	—	—
Foreign exchange contracts	$75,937	$80,699	$200	$112
Over-the-counter	$14,273	$28,138	$—	$—
Cleared	53	91	—	—
Exchange traded	3,883	3,610	—	—
Equity contracts	$18,209	$31,839	$—	$—
Over-the-counter	$8,889	$10,154	$—	$—
Cleared	—	—	—	—
Exchange traded	1,968	1,977	—	—
Commodity and other Contracts	$10,857	$12,131	$—	$—
Over-the-counter	$52,809	$51,175	$102	$392
Cleared	1,215	1,079	—	—
Exchange traded	—	—	—	—
Credit derivatives(4)	$54,024	$52,254	$102	$392
Total Derivatives instruments not designated as ASC 815 (SFAS 133) hedges	$1,050,579	$1,066,552	$751	$533
Total derivatives	$1,058,715	$1,070,165	$6,303	$2,252
Cash collateral paid/received(5)(6)	$5,597	$7,923	$214	$658
Less: Netting agreements(7)	(970,782)	(970,782)	—	—
Less: Netting cash collateral received/paid(8)	(38,910)	(55,555)	(4,660)	—
Net receivables/payables included on the Consolidated Balance Sheet(9)	$54,620	$51,751	$1,857	$2,910
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Does not meet applicable offsetting guidance	$—	$—	$—	$—
Less: Cash collateral received/paid	(1,021)	(10)	—	—
Less: Non-cash collateral received/paid	(7,143)	(5,641)	(388)	—
Total Net receivables/payables(9)	$46,456	$46,100	$1,469	$2,910

(1)	The trading derivatives fair values are presented in Note 13 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $34,314 million related to protection purchased and $19,710 million related to protection sold as of December 31, 2012. The credit derivatives trading liabilities comprise $20,424 million related to protection purchased and $31,830 million related to protection sold as of December 31, 2012.

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

The amounts recognized in Principal transactions in the Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011 related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include the offsetting gains/losses on the hedged items, which amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Year ended December 31,
In millions of dollars	2013	2012	2011
Interest rate contracts	$(376)	$(427)	$1,192
Foreign exchange	221	182	224
Credit derivatives	(595)	(1,022)	115
Total Citigroup	$(750)	$(1,267)	$1,531

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
Derivative contracts hedging the risks associated with the changes in fair value are referred to as fair value hedges, while contracts hedging the risks affecting the expected future cash flows are called cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S.-

dollar-functional-currency foreign subsidiaries (net investment in a foreign operation) are called net investment hedges.
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
For asset/liability management hedging, the fixed-rate long-term debt would be recorded at amortized cost under current GAAP. However, by electing to use ASC 815 (SFAS 133) fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with any such changes in value recorded in current earnings. The related interest-rate swap also is recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is recorded in current earnings. Alternatively, a management hedge, which does not meet the ASC 815 hedging criteria, would involve recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings. The debt would continue to be carried at amortized cost and, therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause the change in the swap’s value and may change the underlying yield of the debt. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company is to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt’s fair value change. To the extent the two offsets are not exactly equal, the difference is reflected in current earnings.
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

The following table summarizes the gains (losses) on the Company’s fair value hedges for the years ended December 31, 2013, 2012 and 2011:

	Gains (losses) on fair value hedges(1)
	Year ended December 31,
In millions of dollars	2013	2012	2011
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(3,288)	$122	$4,423
Foreign exchange contracts	265	377	(117)
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(3,023)	$499	$4,306
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$3,204	$(371)	$(4,296)
Foreign exchange hedges	(185)	(331)	26
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$3,019	$(702)	$(4,270)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(84)	$(249)	$118
Foreign exchange hedges	(4)	16	1
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(88)	$(233)	$119
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$—	$9
Foreign exchange contracts(2)	84	30	(92)
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$84	$30	$(83)

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates). These amounts are excluded from the assessment of hedge effectiveness and reflected directly in earnings.

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

Hedging of overall changes in cash flows
Citigroup hedges the overall exposure to variability in cash flows related to the future acquisition of mortgage-backed securities using “to be announced” forward contracts. Since the hedged transaction is the gross settlement of the forward contract, the assessment of hedge effectiveness is based on assuring that the terms of the hedging instrument and the hedged forecasted transaction are the same.

Hedging total return
Citigroup generally manages the risk associated with leveraged loans it has originated or in which it participates by transferring a majority of its exposure to the market through SPEs prior to or shortly after funding. Retained exposures to leveraged loans receivable are generally hedged using total return swaps.

The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the years ended December 31, 2013, 2012 and 2011 is not significant.The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Year ended December 31,
In millions of dollars	2013	2012	2011
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$749	$(322)	$(1,827)
Foreign exchange contracts	34	143	81
Credit derivatives	14	—	—
Total effective portion of cash flow hedges included in AOCI	$797	$(179)	$(1,746)
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(700)	$(837)	$(1,227)
Foreign exchange contracts	(176)	(180)	(257)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(876)	$(1,017)	$(1,484)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of December 31, 2013 is approximately $0.4 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 20 to the Consolidated Financial Statements.

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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $2,370 million, $(3,829) million and $904 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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
The Company is a market maker and trades a range of credit derivatives. Through these contracts, the Company either purchases or writes protection on either a single name or a portfolio of reference credits. The Company also uses credit derivatives to help mitigate credit risk in its Corporate and Consumer loan portfolios and other cash positions, and to facilitate client transactions.
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
A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer and receives a return that could be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it but will lose the amount paid to the issuer of the credit-linked note. Thus, the maximum amount of the exposure is the carrying amount of the credit-linked note. As of December 31, 2013 and December 31, 2012, the amount of credit-linked notes held by the Company in trading inventory was immaterial.
The following tables summarize the key characteristics of the Company’s credit derivative portfolio as protection seller as of December 31, 2013 and December 31, 2012:

In millions of dollars at December 31, 2013	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$727,748	$6,520
Broker-dealer	224,073	4,001
Non-financial	2,820	56
Insurance and other financial institutions	188,722	2,059
Total by industry/counterparty	$1,143,363	$12,636
By instrument
Credit default swaps and options	$1,141,864	$12,607
Total return swaps and other	1,499	29
Total by instrument	$1,143,363	$12,636
By rating
Investment grade	$546,011	$2,385
Non-investment grade	170,789	7,408
Not rated	426,563	2,843
Total by rating	$1,143,363	$12,636
By maturity
Within 1 year	$221,562	$858
From 1 to 5 years	853,391	7,492
After 5 years	68,410	4,286
Total by maturity	$1,143,363	$12,636

(1)	In addition, fair value amounts payable under credit derivatives purchased were $28,723 million.

(2)	In addition, fair value amounts receivable under credit derivatives sold were $26,673 million.

In millions of dollars at December 31, 2012	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$863,411	$18,824
Broker-dealer	304,968	9,193
Non-financial	3,241	87
Insurance and other financial institutions	174,874	3,726
Total by industry/counterparty	$1,346,494	$31,830
By instrument
Credit default swaps and options	$1,345,162	$31,624
Total return swaps and other	1,332	206
Total by instrument	$1,346,494	$31,830
By rating
Investment grade	$637,343	$6,290
Non-investment grade	200,529	15,591
Not rated	508,622	9,949
Total by rating	$1,346,494	$31,830
By maturity
Within 1 year	$287,670	$2,388
From 1 to 5 years	965,059	21,542
After 5 years	93,765	7,900
Total by maturity	$1,346,494	$31,830

(1)	In addition, fair value amounts payable under credit derivatives purchased were $20,832 million.

(2)	In addition, fair value amounts receivable under credit derivatives sold were $19,710 million.

Citigroup evaluates the payment/performance risk of the credit derivatives for which it stands as a protection seller based on the credit rating assigned to the underlying referenced credit. Where external ratings by nationally recognized statistical rating organizations (such as Moody’s and S&P) are used, investment grade ratings are considered to be Baa/BBB or above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external credit rating system. On certain underlying reference credits, mainly related to over-the-counter credit derivatives, ratings are not available. These are included in the not-rated category. Credit derivatives written on an underlying non-investment grade reference credit represent greater payment risk to the Company. The non-investment grade category in the table above primarily includes credit derivatives where the underlying referenced entity has been downgraded subsequent to the inception of the derivative. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the “not rated” category and are primarily related to credit default swaps and other derivatives referencing investment grade and high yield credit index products and customized baskets.
The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the maximum potential amount of future payments for credit protection sold is not representative of the actual loss exposure based on historical experience. This amount has not been reduced by the Company’s rights to the underlying assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event (or settlement trigger) occur, the Company usually is liable for the difference between the protection sold and the recourse it holds in the value of the underlying assets. Thus, if the reference entity defaults, Citi will have a right to collect on the underlying reference credit and any related cash flows, while being liable for the full notional amount of credit protection sold to the buyer. Furthermore, this maximum potential amount of future payments for credit protection sold has not been reduced for any cash collateral paid to a given counterparty, as such payments would be calculated after netting all derivative exposures, including any credit derivatives with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures alone is not possible. The Company actively monitors open credit-risk exposures and manages this exposure by using a variety of strategies, including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at December 31, 2013 and December 31, 2012 was $26 billion and $36 billion, respectively. The Company has posted $24 billion and $32 billion as collateral for this exposure in the normal course of business as of December 31, 2013 and December 31, 2012, respectively.
Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of December 31, 2013, the Company would be required to post an additional $2.5 billion as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2.6 billion.

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
In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2013, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $168.4 billion and $190.7 billion at December 31, 2013 and 2012, respectively. The Mexican and Japanese governments and their agencies, which are rated investment grade by both Moody’s and S&P, were the next largest exposures. The Company’s exposure to Mexico amounted to $37.0 billion and $33.6 billion at December 31, 2013 and 2012, respectively, and was composed of investment securities, loans and trading assets. The Company’s exposure to Japan amounted to $29.0 billion and $38.7 billion at December 31, 2013 and 2012, respectively, and was composed of investment securities, loans and trading assets.
The Company’s exposure to states and municipalities amounted to $33.1 billion and $34.1 billion at December 31, 2013 and 2012, respectively, and was composed of trading assets, investment securities, derivatives and lending activities.

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

Valuation Process for Fair Value Measurements
Price verification procedures and related internal control procedures are governed by the Citigroup Pricing and Price Verification Policy and Standards, which is jointly owned by Finance and Risk Management. Finance has implemented the ICG Securities and Banking Pricing and Price Verification Standards and Procedures to facilitate compliance with this policy.
For fair value measurements of substantially all assets and liabilities held by the Company, individual business units are responsible for valuing the trading account assets and liabilities, and Product Control within Finance performs independent price verification procedures to evaluate those fair value measurements. Product Control is independent of the individual business units and reports to the Global Head of Product Control. It has authority over the valuation of financial assets and liabilities. Fair value measurements of assets and liabilities are determined using various techniques, including, but not limited to, discounted cash flows and internal models, such as option and correlation models.
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
The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign-exchange rates, volatilities and correlation. The Company uses overnight indexed swap (OIS) curves as fair value measurement inputs for the valuation of certain collateralized derivatives. Citi uses the relevant benchmark curve for the currency of the derivative (e.g., the London Interbank Offered Rate for U.S. dollar derivatives) as the discount rate for uncollateralized derivatives. Citi has not recognized any valuation adjustments to reflect the cost of funding uncollateralized derivative positions beyond that implied by the relevant benchmark curve. Citi continues to monitor market practices and activity with respect to discounting in derivative valuation.

The derivative instruments are classified as either Level 2 or Level 3 depending upon the observability of the significant inputs to the model.

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
Also included in investments are nonpublic investments in private equity and real estate entities held by the S&B business. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment, as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company’s process for determining the fair value of such securities utilizes commonly accepted valuation techniques, including comparables analysis. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. As discussed in Note 14 to the Consolidated Financial Statements, the Company uses net asset value to value certain of these investments.
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
The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (where performance is linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above in “Trading account assets and liabilities—derivatives”) given the nature of the embedded risk profile. Such instruments are classified as Level 2 or Level 3 depending on the observability of significant inputs to the model.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$172,848	$3,566	$176,414	$(34,933)	$141,481
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$22,861	$1,094	$23,955	$—	$23,955
Residential	—	1,223	2,854	4,077	—	4,077
Commercial	—	2,318	256	2,574	—	2,574
Total trading mortgage-backed securities	$—	$26,402	$4,204	$30,606	$—	$30,606
U.S. Treasury and federal agency securities	$12,080	$2,757	$—	$14,837	$—	$14,837
State and municipal	—	2,985	222	3,207	—	3,207
Foreign government	49,220	25,220	416	74,856	—	74,856
Corporate	—	28,699	1,835	30,534	—	30,534
Equity securities	58,761	1,958	1,057	61,776	—	61,776
Asset-backed securities	—	1,274	4,342	5,616	—	5,616
Other trading assets	—	8,491	3,184	11,675	—	11,675
Total trading non-derivative assets	$120,061	$97,786	$15,260	$233,107	$—	$233,107
Trading derivatives
Interest rate contracts	$11	$624,902	$3,467	$628,380
Foreign exchange contracts	40	91,189	1,325	92,554
Equity contracts	5,793	17,611	1,473	24,877
Commodity contracts	506	7,775	801	9,082
Credit derivatives	—	37,336	3,010	40,346
Total trading derivatives	$6,350	$778,813	$10,076	$795,239
Cash collateral paid(3)				$6,073
Netting agreements					$(713,598)
Netting of cash collateral received					(34,893)
Total trading derivatives	$6,350	$778,813	$10,076	$801,312	$(748,491)	$52,821
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,810	$187	$41,997	$—	$41,997
Residential	—	10,103	102	10,205	—	10,205
Commercial	—	453	—	453	—	453
Total investment mortgage-backed securities	$—	$52,366	$289	$52,655	$—	$52,655
U.S. Treasury and federal agency securities	$69,139	$18,449	$8	$87,596	$—	$87,596
State and municipal	$—	$17,297	$1,643	$18,940	$—	$18,940
Foreign government	35,179	60,948	344	96,471	—	96,471
Corporate	4	10,841	285	11,130	—	11,130
Equity securities	2,583	336	815	3,734	—	3,734
Asset-backed securities	—	13,314	1,960	15,274	—	15,274
Other debt securities	—	661	50	711	—	711
Non-marketable equity securities	—	358	4,347	4,705	—	4,705
Total investments	$106,905	$174,570	$9,741	$291,216	$—	$291,216

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$886	$4,143	$5,029	$—	$5,029
Mortgage servicing rights	—	—	2,718	2,718	—	2,718
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,811	$181	$9,992
Cash collateral paid				$82
Netting of cash collateral received					$(2,951)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,811	$181	$10,074	$(2,951)	$7,123
Total assets	$233,316	$1,234,714	$45,685	$1,519,870	$(786,375)	$733,495
Total as a percentage of gross assets(5)	15.4%	81.6%	3.0%
Liabilities
Interest-bearing deposits	$—	$787	$890	$1,677	$—	$1,677
Federal funds purchased and securities loaned or sold under agreements to repurchase	$—	$85,576	$902	$86,478	$(34,933)	$51,545
Trading account liabilities
Securities sold, not yet purchased	51,035	9,883	590	61,508		61,508
Trading derivatives
Interest rate contracts	$12	$614,586	$2,628	$617,226
Foreign exchange contracts	29	87,978	630	88,637
Equity contracts	5,783	26,178	2,331	34,292
Commodity contracts	363	8,646	1,161	10,170
Credit derivatives	—	37,510	3,284	40,794
Total trading derivatives	$6,187	$774,898	$10,034	$791,119
Cash collateral received(6)				$8,827
Netting agreements					$(713,598)
Netting of cash collateral paid					(39,094)
Total trading derivatives	$6,187	$774,898	$10,034	$799,946	$(752,692)	$47,254
Short-term borrowings	$—	$3,663	$29	$3,692	$—	$3,692
Long-term debt	—	20,080	6,797	26,877	—	26,877
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,719	$10	$1,729
Cash collateral received(7)				$282
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,719	$10	$2,011		$2,011
Total liabilities	$57,222	$896,606	$19,252	$982,189	$(787,625)	$194,564
Total as a percentage of gross liabilities(5)	5.9%	92.1%	2.0%

(1)
For the year ended December 31, 2013, the Company transferred assets of approximately $2.5 billion from Level 1 to Level 2, primarily related to foreign government securities, which were not traded with sufficient frequency to constitute an active market. During the year ended December 31, 2013, the Company transferred assets of approximately $49.3 billion from Level 2 to Level 1, substantially all related to U.S. Treasury securities held across the Company’s major investment portfolios where Citi obtained additional information from its external pricing sources to meet the criteria for Level 1 classification. During the year ended December 31, 2013, the Company transferred liabilities of $30 million from Level 1 to Level 2, and liabilities of $75 million from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	This is the net amount of the $45,167 million of gross cash collateral paid, of which $39,094 million was used to offset derivative liabilities.

(4)	There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Because the amount of the cash collateral received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(6)	This is the net amount of the $43,720 million of gross cash collateral received, of which $34,893 million was used to offset derivative assets.

(7)	This is the net amount of the $3,233 million of gross cash collateral received, of which $2,951 million was used to offset derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$198,278	$5,043	$203,321	$(42,732)	$160,589
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	29,835	1,325	31,160	—	31,160
Residential	—	1,663	1,805	3,468	—	3,468
Commercial	—	1,322	1,119	2,441	—	2,441
Total trading mortgage-backed securities	$—	$32,820	$4,249	$37,069	$—	$37,069
U.S. Treasury and federal agency securities	$15,416	$4,940	$—	$20,356	$—	$20,356
State and municipal	—	3,611	195	3,806	—	3,806
Foreign government	57,831	31,097	311	89,239	—	89,239
Corporate	—	33,194	2,030	35,224	—	35,224
Equity securities	54,640	2,094	264	56,998	—	56,998
Asset-backed securities	—	899	4,453	5,352	—	5,352
Other trading assets	—	15,944	2,321	18,265	—	18,265
Total trading non-derivative assets	$127,887	$124,599	$13,823	$266,309	$—	$266,309
Trading derivatives
Interest rate contracts	$2	$897,635	$1,710	$899,347
Foreign exchange contracts	18	75,358	902	76,278
Equity contracts	2,359	14,109	1,741	18,209
Commodity contracts	410	9,752	695	10,857
Credit derivatives	—	49,858	4,166	54,024
Total trading derivatives	$2,789	$1,046,712	$9,214	$1,058,715
Cash collateral paid(3)				$5,597
Netting agreements					$(970,782)
Netting of cash collateral received					(38,910)
Total trading derivatives	$2,789	$1,046,712	$9,214	$1,064,312	$(1,009,692)	$54,620
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$46	$45,841	$1,458	$47,345	$—	$47,345
Residential	—	7,472	205	7,677	—	7,677
Commercial	—	449	—	449	—	449
Total investment mortgage-backed securities	$46	$53,762	$1,663	$55,471	$—	$55,471
U.S. Treasury and federal agency securities	$13,204	$78,625	$12	$91,841	$—	$91,841
State and municipal	$—	$17,483	$849	$18,332	$—	$18,332
Foreign government	36,048	57,616	383	94,047	—	94,047
Corporate	—	9,289	385	9,674	—	9,674
Equity securities	4,037	132	773	4,942	—	4,942
Asset-backed securities	—	11,910	2,220	14,130	—	14,130
Other debt securities	—	—	258	258	—	258
Non-marketable equity securities	—	404	5,364	5,768	—	5,768
Total investments	$53,335	$229,221	$11,907	$294,463	$—	$294,463

In millions of dollars at December 31, 2012	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$356	$4,931	$5,287	$—	$5,287
Mortgage servicing rights	—	—	1,942	1,942	—	1,942
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$15,293	$2,452	$17,745
Cash collateral paid				$214
Netting of cash collateral received					$(4,660)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$15,293	$2,452	$17,959	$(4,660)	$13,299
Total assets	$184,011	$1,614,459	$49,312	$1,853,593	$(1,057,084)	$796,509
Total as a percentage of gross assets(5)	10.0%	87.4%	2.7%
Liabilities
Interest-bearing deposits	$—	$661	$786	$1,447	$—	$1,447
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	158,580	841	159,421	(42,732)	116,689
Trading account liabilities
Securities sold, not yet purchased	55,145	8,288	365	63,798		63,798
Trading account derivatives
Interest rate contracts	$1	$890,362	$1,529	$891,892
Foreign exchange contracts	10	81,137	902	82,049
Equity contracts	2,664	25,986	3,189	31,839
Commodity contracts	317	10,348	1,466	12,131
Credit derivatives	—	47,746	4,508	52,254
Total trading derivatives	$2,992	$1,055,579	$11,594	$1,070,165
Cash collateral received(6)				$7,923
Netting agreements					$(970,782)
Netting of cash collateral paid					(55,555)
Total trading derivatives	$2,992	$1,055,579	$11,594	$1,078,088	$(1,026,337)	$51,751
Short-term borrowings	—	706	112	818	—	818
Long-term debt	—	23,038	6,726	29,764	—	29,764
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,228	$24	$2,252
Cash collateral received(7)				$658
Non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$2,228	$24	$2,910	$—	$2,910
Total liabilities	$58,137	$1,249,080	$20,448	$1,336,246	$(1,069,069)	$267,177
Total as a percentage of gross liabilities(5)	4.4%	94.1%	1.5%

(1)
For the year ended December 31, 2012, the Company transferred assets of $1.7 billion from Level 1 to Level 2, primarily related to foreign government bonds, which were not traded with enough frequency to constitute an active market. During the year ended December 31, 2012, the Company transferred assets of $1.2 billion from Level 2 to Level 1 primarily related to foreign government bonds, which were traded with sufficient frequency to constitute an active market. During the year ended December 31, 2012, the Company transferred liabilities of $70 million from Level 1 to Level 2, and liabilities of $150 million from Level 2 to Level 1.

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

(5)
Because the amount of the cash collateral received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(6)	This is the net amount of the $46,833 million of gross cash collateral received, of which $38,910 million was used to offset derivative assets.

(7)	This is the net amount of the $5,318 million of gross cash collateral received, of which $4,660 million was used to offset derivative liabilities.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2013 and 2012. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$5,043	$(137)	$—	$627	$(1,871)	$59	$—	$71	$(226)	$3,566	$(124)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,325	$141	$—	$1,386	$(1,477)	$1,316	$68	$(1,310)	$(355)	$1,094	$52
Residential	1,805	474	—	513	(372)	3,630	—	(3,189)	(7)	2,854	10
Commercial	1,119	114	—	278	(304)	244	—	(1,178)	(17)	256	14
Total trading mortgage-backed securities	$4,249	$729	$—	$2,177	$(2,153)	$5,190	$68	$(5,677)	$(379)	$4,204	$76
U.S. Treasury and federal agency securities	$—	$(1)	$—	$54	$—	$—	$—	$(53)	$—	$—	$—
State and municipal	195	37	—	9	—	107	—	(126)	—	222	15
Foreign government	311	(21)	—	156	(67)	326	—	(289)	—	416	5
Corporate	2,030	(20)	—	410	(410)	2,864	—	(2,116)	(923)	1,835	(406)
Equity securities	264	129	—	228	(210)	829	—	(183)	—	1,057	59
Asset-backed securities	4,453	544	—	181	(193)	5,165	—	(5,579)	(229)	4,342	123
Other trading assets	2,321	202	—	960	(1,592)	3,879	—	(2,253)	(333)	3,184	(7)
Total trading non-derivative assets	$13,823	$1,599	$—	$4,175	$(4,625)	$18,360	$68	$(16,276)	$(1,864)	$15,260	$(135)
Trading derivatives, net(4)
Interest rate contracts	181	292	—	692	(226)	228	—	(155)	(173)	839	779
Foreign exchange contracts	—	625	—	29	(35)	26	—	(10)	60	695	146
Equity contracts	(1,448)	96	—	25	295	298	—	(149)	25	(858)	(453)
Commodity contracts	(771)	296	—	—	46	15	—	(25)	79	(360)	384
Credit derivatives	(342)	(368)	—	106	(183)	20	—	—	493	(274)	(544)
Total trading derivatives, net(4)	$(2,380)	$941	$—	$852	$(103)	$587	$—	$(339)	$484	$42	$312

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2013
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,458	$—	$(7)	$2,058	$(3,820)	$593	$—	$(38)	$(57)	$187	$11
Residential	205	—	30	60	(265)	212	—	(140)	—	102	7
Commercial	—	—	—	4	(21)	17	—	—	—	—	—
Total investment mortgage-backed securities	$1,663	$—	$23	$2,122	$(4,106)	$822	$—	$(178)	$(57)	$289	$18
U.S. Treasury and federal agency securities	$12	$—	$—	$—	$—	$—	$—	$(4)	$—	$8	$—
State and municipal	849	—	10	12	(122)	1,236	—	(217)	(125)	1,643	(75)
Foreign government	383	—	2	178	(256)	506	—	(391)	(78)	344	(28)
Corporate	385	—	(27)	334	(119)	104	—	(303)	(89)	285	—
Equity securities	773	—	56	19	(1)	1	—	(33)	—	815	47
Asset-backed securities	2,220	—	117	1,192	(1,684)	1,475	—	(337)	(1,023)	1,960	—
Other debt securities	258	—	—	—	(205)	50	—	(53)	—	50	—
Non-marketable equity securities	5,364	—	249	—	—	653	—	(342)	(1,577)	4,347	241
Total investments	$11,907	$—	$430	$3,857	$(6,493)	$4,847	$—	$(1,858)	$(2,949)	$9,741	$203
Loans	$4,931	$—	$(24)	$353	$—	$179	$652	$(192)	$(1,756)	$4,143	$(122)
Mortgage servicing rights	1,942	—	555	—	—	—	634	(2)	(411)	2,718	553
Other financial assets measured on a recurring basis	2,452	—	63	1	—	216	474	(2,046)	(979)	181	(5)
Liabilities
Interest-bearing deposits	$786	$—	$(125)	$32	$(21)	$—	$86	$—	$(118)	$890	$(41)
Federal funds purchased and securities loaned or sold under agreements to repurchase	841	91	—	216	(17)	36	—	40	(123)	902	50
Trading account liabilities
Securities sold, not yet purchased	365	42	—	89	(52)	—	—	612	(382)	590	73
Short-term borrowings	112	53	—	2	(10)	—	316	—	(338)	29	(5)
Long-term debt	6,726	(161)	153	2,461	(2,531)	—	1,466	(1)	(1,332)	6,797	(55)
Other financial liabilities measured on a recurring basis	24	—	(215)	5	(2)	(5)	104	—	(331)	10	(9)

(1)
Changes in fair value for available-for-sale investments are recorded in Accumulated other comprehensive income (loss), unless other-than-temporarily impaired, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2013.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,701	$306	$—	$540	$(444)	$—	$—	$—	$(60)	$5,043	$317
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$861	$38	$—	$1,294	$(735)	$657	$79	$(735)	$(134)	$1,325	$(16)
Residential	1,509	204	—	848	(499)	1,652	—	(1,897)	(12)	1,805	(27)
Commercial	618	(32)	—	327	(305)	1,056	—	(545)	—	1,119	28
Total trading mortgage-backed securities	$2,988	$210	$—	$2,469	$(1,539)	$3,365	$79	$(3,177)	$(146)	$4,249	$(15)
U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$13	$—	$(16)	$—	$—	$—
State and municipal	252	24	—	19	(18)	61	—	(143)	—	195	(2)
Foreign government	521	25	—	89	(875)	960	—	(409)	—	311	5
Corporate	3,240	(90)	—	464	(558)	2,622	—	(1,942)	(1,706)	2,030	(28)
Equity securities	244	(25)	—	121	(47)	231	—	(192)	(68)	264	(5)
Asset-backed securities	5,801	503	—	222	(114)	6,873	—	(7,823)	(1,009)	4,453	(173)
Other trading assets	2,743	(8)	—	1,126	(2,089)	2,954	—	(2,092)	(313)	2,321	376
Total trading non-derivative assets	$15,792	$639	$—	$4,510	$(5,240)	$17,079	$79	$(15,794)	$(3,242)	$13,823	$158
Trading derivatives, net(4)
Interest rate contracts	726	(101)	—	682	(438)	311	—	(194)	(805)	181	(298)
Foreign exchange contracts	(562)	440	—	(1)	25	196	—	(213)	115	—	(190)
Equity contracts	(1,737)	326	—	(34)	443	428	—	(657)	(217)	(1,448)	(506)
Commodity contracts	(934)	145	—	(66)	5	100	—	(89)	68	(771)	114
Credit derivatives	1,728	(2,355)	—	32	(188)	117	—	(11)	335	(342)	(692)
Total trading derivatives, net(4)	$(779)	$(1,545)	$—	$613	$(153)	$1,152	$—	$(1,164)	$(504)	$(2,380)	$(1,572)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$679	$—	$7	$894	$(3,742)	$3,622	$—	$—	$(2)	$1,458	$43
Residential	8	—	6	205	(6)	46	—	(54)	—	205	—
Commercial	—	—	—	—	(11)	11	—	—	—	—	—
Total investment mortgage-backed securities	$687	$—	$13	$1,099	$(3,759)	$3,679	$—	$(54)	$(2)	$1,663	$43
U.S. Treasury and federal agency securities	$75	$—	$—	$75	$(150)	$12	$—	$—	$—	$12	$—
State and municipal	667	—	12	129	(153)	412	—	(218)	—	849	(20)
Foreign government	447	—	20	193	(297)	519	—	(387)	(112)	383	1
Corporate	989	—	(6)	68	(698)	224	—	(144)	(48)	385	8
Equity securities	1,453	—	119	—	—	—	—	(308)	(491)	773	(34)
Asset-backed securities	4,041	—	(98)	—	(730)	930	—	(77)	(1,846)	2,220	1
Other debt securities	120	—	(53)	—	—	310	—	(118)	(1)	258	—
Non-marketable equity securities	8,318	—	453	—	—	1,266	—	(3,373)	(1,300)	5,364	313
Total investments	$16,797	$—	$460	$1,564	$(5,787)	$7,352	$—	$(4,679)	$(3,800)	$11,907	$312

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2011	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2012
Loans	$4,682	$—	$(34)	$1,051	$(185)	$301	$930	$(251)	$(1,563)	$4,931	$156
Mortgage servicing rights	2,569	—	(426)	—	—	2	421	(5)	(619)	1,942	(427)
Other financial assets measured on a recurring basis	2,245	—	366	21	(35)	4	1,700	(50)	(1,799)	2,452	101
Liabilities
Interest-bearing deposits	$431	$—	$(141)	$213	$(36)	$—	$268	$—	$(231)	$786	$(414)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,061	(64)	—	—	(14)	—	—	(179)	(91)	841	43
Trading account liabilities
Securities sold, not yet purchased	412	(1)	—	294	(47)	—	—	216	(511)	365	(42)
Short-term borrowings	499	(108)	—	47	(20)	—	268	—	(790)	112	(57)
Long-term debt	6,904	98	119	2,548	(2,694)	—	2,480	—	(2,295)	6,726	(688)
Other financial liabilities measured on a recurring basis	3	—	(31)	2	(2)	(4)	6	—	(12)	24	(13)

(1)
Changes in fair value for available-for-sale investments are recorded in Accumulated other comprehensive income (loss), unless other-than-temporarily impaired, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2013.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.
Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2012 to December 31, 2013:

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

•
Transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Investments of $2.1 billion from Level 2 to Level 3, and of $3.8 billion from Level 3 to Level 2, due to changes in the level of price observability for the specific securities. Similarly, there were transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Trading securities of $1.4 billion from Level 2 to Level 3, and of $1.5 billion from Level 3 to Level 2.

•
Transfers of asset-backed securities in Investments of $1.2 billion from Level 2 to Level 3, and of $1.7 billion from Level 3 to Level 2. These transfers were related to collateralized loan obligations, reflecting changes in the level of price observability.

•	Transfers of other debt trading assets from Level 3 to Level 2 of $1.6 billion were primarily related to trading loans for which there was an increased volume of market quotations as well as positions that were reclassified as Level 3 positions within Loans to conform to the balance sheet presentation. The reclassification has also been reflected as transfers into Level 3 within Loans in the rollforward table above.

•
Transfers of Long-term debt of $2.5 billion from Level 2 to Level 3, and of $2.5 billion from Level 3 to Level 2, related mainly to structured debt reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

The following were the significant Level 3 transfers for the period December 31, 2011 to December 31, 2012:

•
    Transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Trading account assets of $1.3 billion from Level 2 to Level 3 primarily due to a decrease in observability of prices.

•	Transfers of other trading assets from Level 2 to Level 3 of $1.1 billion, the majority of which consisted of trading loans for which there were a reduced number of market quotations.

•
Transfers of other trading assets from Level 3 to Level 2 of $2.1 billion included $1.0 billion transfered primarily as a result of an increased volume of market quotations, with a majority of the remaining amount related to positions that were reclassified as Level 3 positions within Loans to conform with the balance sheet presentation. The reclassification has also been reflected as transfers into Level 3 within Loans in the rollforward table above.

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

The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2013 and December 31, 2012. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,299	Model-based	Interest rate	1.33%	2.19%	2.04%
Mortgage-backed securities	$2,869	Price-based	Price	$0.10	$117.78	$77.60
	1,241	Yield analysis	Yield	0.03%	21.80%	8.66%
State and municipal, foreign government, corporate and other debt securities	$5,361	Price-based	Price	$—	$126.49	$87.47
	2,014	Cash flow	Credit spread	11 bps	375 bps	213 bps
Equity securities(5)	$947	Price-based	Price (5)	$0.31	$93.66	$86.90
	827	Cash flow	Yield	4.00%	5.00%	4.50%
			WAL	0.01 years	3.55 years	1.38 years
Asset-backed securities	$4,539	Price-based	Price	$—	$135.83	$70.89
	1,300	Model-based	Credit spread	25 bps	378 bps	302 bps
Non-marketable equity	$2,324	Price-based	Fund NAV	$612	$336,559,340	$124,080,454
	1,470	Comparables analysis	EBITDA multiples	4.20x	16.90x	9.78x
	533	Cash flow	Discount to price	—%	75.00%	3.47%
			Price-to-book ratio	0.90x	1.05x	1.02x
			PE ratio	9.10x	9.10x	9.10x
Derivatives—Gross(6)
Interest rate contracts (gross)	$5,721	Model-based	Interest rate (IR) lognormal volatility	10.60%	87.20%	21.16%
Foreign exchange contracts (gross)	$1,727	Model-based	Foreign exchange (FX) volatility	1.00%	28.00%	13.45%
	189	Cash flow	Interest rate	0.11%	13.88%	6.02%
			IR-FX correlation	40.00%	60.00%	50.00%
			IR-IR correlation	40.00%	68.79%	40.52%
			Credit spread	25 bps	419 bps	162 bps
Equity contracts (gross)(7)	$3,189	Model-based	Equity volatility	10.02%	73.48%	29.87%
	563	Price-based	Equity forward	79.10%	141.00%	100.24%
			Equity-equity correlation	(81.30)%	99.40%	48.45%
			Equity-FX correlation	(70.00)%	55.00%	0.60%
			Price	$—	$118.75	$88.10
Commodity contracts (gross)	$1,955	Model-based	Commodity volatility	4.00%	146.00%	15.00%

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
			Commodity correlation	(75.00)%	90.00%	32.00%
			Forward price	23.00%	242.00%	105.00%
Credit derivatives (gross)	$4,767	Model-based	Recovery rate	20.00%	64.00%	38.11%
	1,520	Price-based	Credit correlation	5.00%	95.00%	47.43%
			Price	$0.02	$115.20	$29.83
			Credit spread	3 bps	1,335 bps	203 bps
			Upfront points	2.31	100.00	57.69
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$82	Price-based	EBITDA multiples	5.20x	12.60x	12.08x
	60	Comparables analysis	PE ratio	6.90x	6.90x	6.90x
	38	Model-based	Price-to-book Ratio	1.05x	1.05x	1.05x
			Price	$0.00	$105.10	$71.25
			Fund NAV	$1.00	$10,688,600	$9,706,488
			Discount to price	—%	35.00%	16.36%
Loans	$2,153	Price-based	Price	$—	$103.75	$91.19
	1,422	Model-based	Yield	1.60%	4.50%	2.10%
	549	Yield analysis	Credit spread	49 bps	1,600 bps	302 bps
Mortgage servicing rights	$2,625	Cash flow	Yield	3.64%	12.00%	7.19%
			WAL	2.27 years	9.44 years	6.12 years
Liabilities
Interest-bearing deposits	$890	Model-based	Equity volatility	14.79%	42.15%	27.74%
			Mean reversion	1.00%	20.00%	10.50%
			Equity-IR correlation	9.00%	20.50%	19.81%
			Forward price	23.00%	242.00%	105.00%
			Commodity correlation	(75.00)%	90.00%	32.00%
			Commodity volatility	4.00%	146.00%	15.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$902	Model-based	Interest rate	0.47%	3.66%	2.71%
Trading account liabilities
Securities sold, not yet purchased	$289	Model-based	Credit spread	166 bps	180 bps	175 bps
	$273	Price-based	Credit IR correlation	(68.00)%	5.00%	(50.00)%
			Price	$—	$124.25	$99.75
Short-term borrowings and long-term debt	$5,957	Model-based	IR lognormal volatility	10.60%	87.20%	20.97%
	868	Price-based	Equity forward	79.10%	141.00%	99.51%
			Equity volatility	10.70%	57.20%	19.41%
			Equity-FX correlation	(70.00)%	55.00%	0.60%
			Equity-equity correlation	(81.30)%	99.40%	48.30%
			Interest rate	4.00%	10.00%	5.00%
			Price	$0.63	$103.75	$80.73

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(4)	Where provided, weighted averages are calculated based on the fair value of the instrument.

(5)	For equity securities, the price input is expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

As of December 31, 2012	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,786	Cash flow	Interest rate	1.09%	1.50%
Trading and investment securities
Mortgage-backed securities	$4,402	Price-based	Price	$—	$135.00
	1,148	Yield analysis	Yield	—%	25.84%
			Prepayment period	2.16 years	7.84 years
State and municipal, foreign government, corporate and other debt securities	$4,416	Price-based	Price	$0.00	$159.63
	1,231	Cash flow	Yield	0.00%	30.00%
	787	Yield analysis	Credit spread	35 bps	300 bps
Equity securities	$792	Cash flow	Yield	9.00%	10.00%
	147	Price-based	Prepayment period	3 years	3 years
			Price	$0.00	$750.00
Asset-backed securities	$4,253	Price-based	Price	$—	$137
	1,775	Internal model	Yield	—%	27.00%
	561	Cash flow	Credit correlation	15.00%	90.00%
			Weighted average life (WAL)	0.34 years	16.07 years
Non-marketable equity	$2,768	Price-based	Fund NAV	$1.00	$456,773,838
	1,803	Comparables analysis	EBITDA multiples	4.70x	14.39x
			Price-to-book ratio	0.77x	1.50x
	709	Cash flow	Discount to price	—%	75.00%
Derivatives—Gross (4)
Interest rate contracts (gross)	$3,202	Internal model	Interest rate (IR)-IR correlation	(98.00)%	90.00%
			Credit spread	0 bps	550.27 bps
			IR volatility	0.09%	100.00%
			Interest rate	—%	15.00%
Foreign exchange contracts (gross)	$1,542	Internal model	Foreign exchange (FX) volatility	3.20%	67.35%
			IR-FX correlation	40.00%	60.00%
			Credit spread	0 bps	376 bps
Equity contracts (gross) (5)	$4,669	Internal model	Equity volatility	1.00%	185.20%
			Equity forward	74.94%	132.70%
			Equity-equity correlation	1.00%	99.90%
Commodity contracts (gross)	$2,160	Internal model	Forward price	37.45%	181.50%
			Commodity correlation	(77.00)%	95.00%
			Commodity volatility	5.00%	148.00%
Credit derivatives (gross)	$4,777	Internal model	Price	$0.00	$121.16
	3,886	Price-based	Recovery rate	6.50%	78.00%
			Credit correlation	5.00%	99.00%
			Credit spread	0 bps	2,236 bps
			Upfront points	3.62	100.00

As of December 31, 2012	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross) (4)	$2,000	External model	Price	$100.00	$100.00
	461	Internal model	Redemption rate	30.79%	99.50%
Loans	$2,447	Price-based	Price	$0.00	$ 103.32
	1,423	Yield analysis	Credit spread	55 bps	600.19 bps
	888	Internal model
Mortgage servicing rights	$1,858	Cash flow	Yield	—%	53.19%
			Prepayment period	2.16 years	7.84 years
Liabilities
Interest-bearing deposits	$785	Internal model	Equity volatility	11.13%	86.10%
			Forward price	67.80%	182.00%
			Commodity correlation	(76.00)%	95.00%
			Commodity volatility	5.00%	148.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$841	Internal model	Interest rate	0.33%	4.91%
Trading account liabilities
Securities sold, not yet purchased	$265	Internal model	Price	$0.00	$166.47
	75	Price-based
Short-term borrowings and long-term debt	$5,067	Internal model	Price	$0.00	$121.16
	1,112	Price-based	Equity volatility	12.40%	185.20%
	649	Yield analysis	Equity forward	75.40%	132.70%
			Equity-equity correlation	1.00%	99.90%
			Equity-FX correlation	(80.50)%	50.40%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(4)	Both trading and nontrading account—derivatives assets and liabilities—are presented on a gross absolute value basis.

(5)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held as of December 31, 2013 and December 31, 2012, and for which a nonrecurring fair value measurement was recorded during the six and twelve months then ended, respectively:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2013
Loans held-for-sale	$3,483	$2,165	$1,318
Other real estate owned	138	15	123
Loans(1)	4,713	3,947	766
Total assets at fair value on a nonrecurring basis	$8,334	$6,127	$2,207

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2012
Loans held-for-sale	$2,647	$1,159	$1,488
Other real estate owned	201	22	179
Loans(1)	5,732	5,160	572
Other assets(2)	4,725	4,725	—
Total assets at fair value on a nonrecurring basis	$13,305	$11,066	$2,239

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

(2)
Represents Citi’s then-remaining 35% investment in the Morgan Stanley Smith Barney joint venture whose carrying amount was the agreed purchase price. See Note 14 to the Consolidated Financial Statements.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of December 31, 2013 and December 31, 2012:

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$912	Price-based	Price	$60.00	$100.00	$98.77
	393	Cash flow	Credit spread	45 bps	80 bps	64 bps
Other real estate owned	$98	Price-based	Discount to price	24.00%	59.00%	32.22%
	17	Cash flow	Price	$60.46	$100.00	$96.67
			Appraised value	$636,249	$15,897,503	$11,392,478
Loans(3)	$581	Price-based	Discount to price	24.00%	34.00%	26.48%
	109	Model-based	Price	$52.40	$68.39	$65.32
			Appraised value	$6,500,000	$86,000,000	$43,532,719

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

As of December 31, 2012	Fair Value(1) (in millions)	Methodology	Input	Low	High
Loans held-for-sale	$747	Price-based	Price	$63.42	$100.00
	485	External model	Credit spread	40 bps	40 bps
	174	Recovery analysis
Other real estate owned	$165	Price-based	Discount to price	11.00%	50.00%
			Price(2)	$39,774	$15,457,452
Loans(3)	$351	Price-based	Discount to price	25.00%	34.00%
	111	Internal model	Price(2)	$6,272,242	$86,200,000
			Discount rate	6.00%	16.49%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Prices are based on appraised values.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2013 and December 31, 2012:

In millions of dollars	Year ended December 31, 2013
Loans held-for-sale	$—
Other real estate owned	(6)
Loans(1)	(761)
Total nonrecurring fair value gains (losses)	$(767)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

In millions of dollars	Year ended December 31, 2012
Loans held-for-sale	$(19)
Other real estate owned	(29)
Loans(1)	(1,489)
Other assets(2)	(3,340)
Total nonrecurring fair value gains (losses)	$(4,877)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

(2)
The 12 months ended December 31, 2012 includes the recognition of a $3,340 million impairment charge related to the carrying value of Citi’s then-remaining 35% interest in MSSB. See Note 14 to the Consolidated Financial Statements.

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

	December 31, 2013		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.8	$18.2	$5.3	$11.9	$1.0
Federal funds sold and securities borrowed or purchased under agreements to resell	115.6	115.6	—	105.5	10.1
Loans(1)(2)	637.9	635.1	—	5.6	629.5
Other financial assets(2)(3)	254.2	254.2	9.4	191.7	53.1
Liabilities
Deposits	$966.6	$965.6	$—	$776.4	$189.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	152.0	152.0	—	147.1	4.9
Long-term debt(4)	194.2	201.3	—	175.6	25.7
Other financial liabilities(5)	136.2	136.2	—	41.2	95.0

	December 31, 2012		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.9	$18.4	$3.0	$14.3	$1.1
Federal funds sold and securities borrowed or purchased under agreements to resell	100.7	100.7	—	94.8	5.9
Loans(1)(2)	621.9	612.2	—	4.2	608.0
Other financial assets(2)(3)	192.8	192.8	11.4	128.3	53.1
Liabilities
Deposits	$929.1	$927.4	$—	$748.7	$178.7
Federal funds purchased and securities loaned or sold under agreements to repurchase	94.5	94.5	—	94.4	0.1
Long-term debt(4)	209.7	215.3	—	177.0	38.3
Other financial liabilities(5)	139.0	139.0	—	42.2	96.8

(1)
The carrying value of loans is net of the Allowance for loan losses of $19.6 billion for December 31, 2013 and $25.5 billion for December 31, 2012. In addition, the carrying values exclude $2.9 billion and $2.8 billion of lease finance receivables at December 31, 2013 and December 31, 2012, respectively.

(2)	Includes items measured at fair value on a nonrecurring basis.

(3)
Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

(4)	The carrying value includes long-term debt balances under qualifying fair value hedges.

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
The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2013 and December 31, 2012 were liabilities of $5.2 billion and $4.9 billion, respectively, which are substantially classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
The following table presents, as of December 31, 2013 and 2012, the changes in fair value gains and losses for the years ended December 31, 2013 and 2012 associated with those items for which the fair value option was elected:

	Changes in fair value gains (losses) for the years ended December 31,
In millions of dollars	2013	2012
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell
Selected portfolios of securities purchased under agreements to resell and securities borrowed	$(628)	$(409)
Trading account assets	(190)	836
Investments	(39)	(50)
Loans
Certain Corporate loans(1)	72	77
Certain Consumer loans(1)	(155)	(104)
Total loans	$(83)	$(27)
Other assets
MSRs	$553	$(427)
Certain mortgage loans held for sale(2)	951	2,514
Certain equity method investments	(9)	3
Total other assets	$1,495	$2,090
Total assets	$555	$2,440
Liabilities
Interest-bearing deposits	$166	$(218)
Federal funds purchased and securities loaned or sold under agreements to repurchase
Selected portfolios of securities sold under agreements to repurchase and securities loaned	110	66
Trading account liabilities	30	(143)
Short-term borrowings	76	145
Long-term debt	113	(2,008)
Total liabilities	$495	$(2,158)

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810 Consolidation (SFAS 167) on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.
Own Debt Valuation Adjustments
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a loss of $410 million and $2,009 million for the years ended December 31, 2013 and 2012, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and certain non-collateralized short-term borrowings
The Company elected the fair value option for certain portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase, securities borrowed, securities loaned, and certain non-collateralized short-term borrowings on broker-dealer entities in the United States, United Kingdom and Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings. The balance of related assets and liabilities subject to fair value election declined between December 31, 2012 and December 31, 2013, primarily due to the prospective exclusion of overnight transactions from the fair value election beginning in the fourth quarter.
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

The following table provides information about certain credit products carried at fair value at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,262	$4,058	$11,658	$3,893
Aggregate unpaid principal balance in excess of (less than) fair value	4	(94)	(18)	(132)
Balance of non-accrual loans or loans more than 90 days past due	97	—	104	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	41	—	85	—
In addition to the amounts reported above, $2,308 million and $1,891 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2013 and 2012, respectively.
Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2013 and 2012 due to instrument-specific credit risk totaled to a gain of $4 million and $68 million, respectively.

Certain investments in unallocated precious metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $1.3 billion at December 31, 2013 and approximately $5.5 billion at December 31, 2012. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of December 31, 2013, there were approximately $13.7 billion and $5.9 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

Certain investments in private equity and real estate ventures and certain equity method and other investments
Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair value option for certain of these ventures, because such investments are considered similar to many private equity or hedge fund activities in Citi’s investment companies, which are reported at fair value. The fair value option brings consistency in the accounting and evaluation of these investments. All investments (debt and equity) in such private equity and real estate entities are accounted for at fair value. These investments are classified as Investments on Citigroup’s Consolidated Balance Sheet.
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

Citigroup also elects the fair value option for certain non-marketable equity securities whose risk is managed with derivative instruments that are accounted for at fair value through earnings. These securities are classified as Trading Assets on Citigroup’s Consolidated Balance Sheet. Changes in the fair value of these securities and the related derivative instruments are recorded in Principal transactions.

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

The following table provides information about certain mortgage loans HFS carried at fair value at December 31, 2013 and 2012:

In millions of dollars	December 31, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$2,089	$6,879
Aggregate fair value in excess of unpaid principal balance	48	390
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—
The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the years ended December 31, 2013 and 2012 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.
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
With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup’s Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company’s Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $156 and $107 million for the years ended December 31, 2013 and 2012, respectively.
The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup’s Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company’s Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $223 million and $869 million as of December 31, 2013 and 2012, respectively.

The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$14	$910	$157	$1,191
Aggregate unpaid principal balance in excess of fair value	7	212	347	293
Balance of non-accrual loans or loans more than 90 days past due	—	81	34	123
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	106	36	111
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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at December 31, 2013 and 2012:

In billions of dollars	December 31, 2013	December 31, 2012
Interest rate linked	$9.8	$9.9
Foreign exchange linked	0.5	0.9
Equity linked	7.0	7.3
Commodity linked	1.8	1.0
Credit linked	3.5	4.7
Total	$22.6	$23.8
The change in fair value for these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Changes in fair value for these structured liabilities include an economic component for accrued interest, which is included in the change in fair value reported in Principal transactions.

Certain non-structured liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates (non-structured liabilities). The Company has elected the fair value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Related interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income.

The following table provides information about long-term debt carried at fair value, excluding debt issued by consolidated VIEs, at December 31, 2013 and 2012:

In millions of dollars	December 31, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$25,968	$28,434
Aggregate unpaid principal balance in excess of (less than) fair value	(866)	(807)
The following table provides information about short-term borrowings carried at fair value at December 31, 2013 and 2012:

In millions of dollars	December 31, 2013	December 31, 2012
Carrying amount reported on the Consolidated Balance Sheet	$3,692	$818
Aggregate unpaid principal balance in excess of (less than) fair value	(38)	(232)

27.   PLEDGED ASSETS, COLLATERAL, GUARANTEES AND COMMITMENTS
Pledged Assets
In connection with the Company’s financing and trading activities, the Company has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. At December 31, 2013 and 2012, the approximate carrying values of the significant components of pledged assets recognized on the Company’s Consolidated Balance Sheet included:

In millions of dollars	2013	2012
Investment securities	$183,071	$187,295
Loans	228,513	234,797
Trading account assets	118,832	123,178
Total	$530,416	$545,270

In addition, included in Cash and due from banks at December 31, 2013 and 2012 were $8.8 billion and $13.4 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

Collateral
At December 31, 2013 and 2012, the approximate fair value of collateral received by the Company that may be resold or repledged, excluding the impact of allowable netting, was $308.3 billion and $307.1 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions and margined broker loans.
At December 31, 2013 and 2012, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.
In addition, at December 31, 2013 and 2012, the Company had pledged $397 billion and $418 billion, respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments
Rental expense (principally for offices and computer equipment) was $1.5 billion, $1.5 billion and $1.6 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2014	$1,557
2015	1,192
2016	1,018
2017	826
2018	681
Thereafter	5,489
Total	$10,763

Guarantees
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
The following tables present information about Citi’s guarantees at December 31, 2013 and December 31, 2012 (for a discussion of the decrease in the carrying value period-over-period, see “Carrying Value—Guarantees and Indemnifications” below):

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$28.8	$71.4	$100.2	$428.8
Performance guarantees	7.6	4.9	12.5	41.8
Derivative instruments considered to be guarantees	6.0	61.6	67.6	797.0
Loans sold with recourse	—	0.3	0.3	22.3
Securities lending indemnifications(1)	79.2	—	79.2	—
Credit card merchant processing(1)	85.9	—	85.9	—
Custody indemnifications and other	—	36.3	36.3	—
Total	$207.5	$174.5	$382.0	$1,289.9

	Maximum potential amount of future payments
In billions of dollars at December 31, 2012 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$22.3	$79.8	$102.1	$432.8
Performance guarantees	7.3	4.7	12.0	41.6
Derivative instruments considered to be guarantees	11.2	45.5	56.7	2,648.7
Loans sold with recourse	—	0.5	0.5	87.0
Securities lending indemnifications(1)	80.4	—	80.4	—
Credit card merchant processing(1)	79.7	—	79.7	—
Custody indemnifications and other	—	30.2	30.2	—
Total	$200.9	$160.7	$361.6	$3,210.1

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

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

Futures and over-the-counter derivatives clearing
Citi provides clearing services for clients executing exchange traded futures and over-the-counter (OTC) derivatives contracts with central counterparties (CCPs). Based on all relevant facts and circumstances, Citi has concluded that it acts as an agent for accounting purposes in its role as clearing member for these client transactions. As such, Citi does not reflect the underlying exchange traded futures or OTC derivatives contracts in its Consolidated Financial Statements. See Note 23 for a discussion of Citi’s derivatives activities that are reflected in its Consolidated Financial Statements.
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables (payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner as of December 31, 2013 was approximately $1.4 billion.
Variation margin due from clients to the respective CCP, or from the CCP to clients, reflects changes in the value of the client’s derivatives contracts for each trading day. As a clearing member, Citi is exposed to the risk of non-performance by clients (e.g., failure of a client to post variation margin to the CCP for negative changes in the value of the client’s derivatives contracts). In the event of non-performance by a client, Citi would move to close out the client’s positions. The CCP would typically utilize initial margin posted by the client and held by the CCP, with any remaining shortfalls required to be paid by Citi as clearing member. Citi generally holds incremental cash or securities margin posted by the client, which would typically be expected to be sufficient to mitigate Citi’s credit risk in the event the client fails to perform.
As required by ASC 860-30-25-5, securities collateral posted by clients is not recognized on Citi’s Consolidated Balance Sheet.

Derivative instruments considered to be guarantees
Derivatives are financial instruments whose cash flows are based on a notional amount and an underlying instrument, where there is little or no initial investment, and whose terms require or permit net settlement. For a discussion of Citi’s derivatives activities, see Note 23 to the Consolidated Financial Statements.
The derivative instruments considered to be guarantees, which are presented in the tables above, include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability, or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). Credit derivatives sold by Citi are excluded from the tables above as they are disclosed separately in Note 23 to the Consolidated Financial Statements. In instances where Citi’s maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

Loans sold with recourse
Loans sold with recourse represent Citi’s obligations to reimburse the buyers for loan losses under certain circumstances. Recourse refers to the clause in a sales agreement under which a lender will fully reimburse the buyer/investor for any losses resulting from the purchased loans. This may be accomplished by the seller taking back any loans that become delinquent.
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $341 million and $1,565 million at December 31, 2013 and December 31, 2012, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.
Citi is also exposed to potential representation and warranty claims as a result of mortgage loans sold through private-label securitizations in its Consumer business in CitiMortgage as well as its legacy Securities and Banking business. Beginning in the first quarter of 2013, Citi considers private-label securitization representation and warranty claims as part of its litigation accrual analysis and not as part of its repurchase reserve. See Note 28 to the Consolidated Financial Statements.

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

Credit card merchant processing
Credit card merchant processing guarantees represent the Company’s indirect obligations in connection with: (i) providing transaction processing services to various merchants with respect to its private-label cards; and (ii) potential liability for bank card transaction processing services. The nature of the liability in either case arises as a result of a billing dispute between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor. The merchant is liable to refund the amount to the cardholder. In general, if the credit card processing company is unable to collect this amount from the merchant, the credit card processing company bears the loss for the amount of the credit or refund paid to the cardholder.
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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2013 and December 31, 2012, this maximum potential exposure was estimated to be $86 billion and $80 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2013 and December 31, 2012, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications
Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2013 and December 31, 2012, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Other Representation and Warranty Indemnifications
In the normal course of business, Citi provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications, including indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide Citi with comparable indemnifications. While such representations, warranties and indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to Citi’s own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses, and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. As a result, these indemnifications are not included in the tables above.

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2013 or December 31, 2012 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $5.4 billion at December 31, 2013, compared to $4.9 billion at December 31, 2012) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications
At December 31, 2013 and December 31, 2012, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.3 billion and $3.2 billion, respectively. The decrease in the carrying value is primarily related to certain derivative instruments where Citi obtained additional contract level details during the second quarter of 2013, resulting in some of these contracts no longer being considered guarantees for disclosure purposes by Citi. Derivative instruments are included at fair value in either Trading account liabilities or Other liabilities, depending upon whether the derivative was entered into for trading or non-trading purposes. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $52 billion and $39 billion at December 31, 2013 and December 31, 2012, respectively. Securities and other marketable assets held as collateral amounted to $39 billion and $51 billion at December 31, 2013 and December 31, 2012, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $5.3 billion and $3.4 billion at December 31, 2013 and December 31, 2012, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Performance risk
Citi evaluates the performance risk of its guarantees based on the assigned referenced counterparty internal or external ratings. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. Citi’s internal ratings are in line with the related external rating system. On certain underlying referenced credits or entities, ratings are not available. Such referenced credits are included in the “not rated” category. The maximum potential amount of the future payments related to guarantees and credit derivatives sold is determined to be the notional amount of these contracts, which is the par amount of the assets guaranteed.
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of December 31, 2013 and December 31, 2012. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$76.2	$14.8	$9.2	$100.2
Performance guarantees	7.4	3.6	1.5	12.5
Derivative instruments deemed to be guarantees	—	—	67.6	67.6
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	79.2	79.2
Credit card merchant processing	—	—	85.9	85.9
Custody indemnifications and other	36.2	0.1	—	36.3
Total	$119.8	$18.5	$243.7	$382.0

	Maximum potential amount of future payments
In billions of dollars at December 31, 2012	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$80.9	$11.0	$10.2	$102.1
Performance guarantees	7.3	3.0	1.7	12.0
Derivative instruments deemed to be guarantees	—	—	56.7	56.7
Loans sold with recourse	—	—	0.5	0.5
Securities lending indemnifications	—	—	80.4	80.4
Credit card merchant processing	—	—	79.7	79.7
Custody indemnifications and other	30.1	0.1	—	30.2
Total	$118.3	$14.1	$229.2	$361.6

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of December 31, 2013 and December 31, 2012:

In millions of dollars	U.S.	Outside of U.S.	Total December 31, 2013	Total December 31, 2012
Commercial and similar letters of credit	$1,427	$5,914	$7,341	$7,311
One- to four-family residential mortgages	1,684	3,262	4,946	3,893
Revolving open-end loans secured by one- to four-family residential properties	13,879	2,902	16,781	18,176
Commercial real estate, construction and land development	1,830	895	2,725	3,496
Credit card lines	507,913	133,198	641,111	620,700
Commercial and other consumer loan commitments	141,287	95,425	236,712	228,492
Other commitments and contingencies	1,611	611	2,222	2,259
Total	$669,631	$242,207	$911,838	$884,327

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

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $58 billion and $53 billion with an original maturity of less than one year at December 31, 2013 and December 31, 2012, respectively.
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

28.   CONTINGENCIES

Accounting and Disclosure Framework
ASC 450 governs the disclosure and recognition of loss contingencies, including potential losses from litigation and regulatory matters. ASC 450 defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.” It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable,” meaning that “the future event or events are likely to occur”; “remote,” meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible,” meaning that “the chance of the future event or events occurring is more than remote but less than likely.” These three terms are used below as defined in ASC 450.
Accruals. ASC 450 requires accrual for a loss contingency when it is “probable that one or more future events will occur confirming the fact of loss” and “the amount of the loss can be reasonably estimated.” In accordance with ASC 450, Citigroup establishes accruals for contingencies, including the litigation and regulatory matters disclosed herein, when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, the minimum amount of the range is accrued, unless some higher amount within the range is a better estimate than any other amount within the range. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.
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

Contingencies Arising From Litigation and Regulatory Matters
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
Inherent Uncertainty of the Matters Disclosed. Certain of the matters disclosed below involve claims for substantial or indeterminate damages. The claims asserted in these matters typically are broad, often spanning a multi-year period and sometimes a wide range of business activities, and the plaintiffs’ or claimants’ alleged damages frequently are not quantified or factually supported in the complaint or statement of claim. Other matters relate to regulatory investigations or proceedings, as to which there may be no objective basis for quantifying the range of potential fine, penalty, or other remedy. As a result, Citigroup is often unable to estimate the loss in such matters, even if it believes that a loss is probable or reasonably possible, until developments in the case or investigation have yielded additional information sufficient to support a quantitative assessment of the range of reasonably possible loss. Such developments may include, among other things, discovery from adverse parties or third parties, rulings by the court on key issues, analysis by retained experts, and engagement in settlement negotiations. Depending on a range of factors, such as the complexity of the facts, the novelty of the legal theories, the pace of discovery, the court’s scheduling order, the timing of court decisions, and the adverse party’s willingness to negotiate in good faith toward a resolution, it may be months or years after the filing of a case or commencement of an investigation before an estimate of the range of reasonably possible loss can be made.
Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2013, Citigroup estimates that the reasonably possible unaccrued loss in future periods for these matters ranges up to approximately $5 billion in the aggregate.
These estimates are based on currently available information. As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation and regulatory proceedings are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may have only preliminary, incomplete, or inaccurate information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties or regulators, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimate because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
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
In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission (SEC), FINRA, state attorneys general, the Department of Justice and subdivisions thereof, the Office of the Special Inspector General for the Troubled Asset Relief Program, bank regulators, and other government agencies and authorities, in connection with various formal and informal (and, in many instances, industry-wide) inquiries concerning Citigroup’s mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, trading, servicing and underwriting of CDOs and MBS, and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.

Mortgage-Related Litigation and Other Matters
Securities Actions: Beginning in November 2007, Citigroup and Related Parties were named as defendants in a variety of class and individual securities actions filed by investors in Citigroup’s equity and debt securities in state and federal courts relating to the Company’s disclosures regarding its exposure to subprime-related assets.
Citigroup and Related Parties were named as defendants in the consolidated putative class action IN RE CITIGROUP INC. SECURITIES LITIGATION, filed in the United States District Court for the Southern District of New York. The consolidated amended complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of Citigroup common stock from January 1, 2004 through January 15, 2009. On November 9, 2010, the court issued an opinion and order dismissing all claims except those arising out of Citigroup’s exposure to CDOs for the time period February 1, 2007 through April 18, 2008. On August 30, 2012, the court entered an order preliminarily approving the parties’ proposed settlement, under which Citigroup agreed to pay $590 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing was held on April 8, 2013. On August 1, 2013, the court entered a final order approving the settlement. Appeals from the final order have been dismissed or voluntarily withdrawn. Additional information concerning this action is publicly available in court filings under the consolidated lead docket number 07 Civ. 9901 (S.D.N.Y.) (Stein, J.), and 13-3531, 13-3539, and 13-3710 (2d Cir.).
Citigroup and Related Parties were named as defendants in the consolidated putative class action IN RE CITIGROUP INC. BOND LITIGATION, also filed in the United States District Court for the Southern District of New York. The consolidated amended complaint asserted claims under Sections 11, 12 and 15 of the Securities Act of 1933 on behalf of a putative class of purchasers of $71 billion of debt securities and preferred stock issued by Citigroup between May 2006 and August 2008. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under

Section 12 of the Securities Act of 1933, but denying defendants’ motion to dismiss certain claims under Section 11. On March 25, 2013, the court entered an order preliminarily approving the parties’ proposed settlement, under which Citigroup agreed to pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing was held on July 23, 2013. On August 20, 2013, the court entered a final order approving the settlement. In a separate order dated December 19, 2013, the court awarded fees to class counsel. On January 14, 2014, an objector to the settlement filed a notice of appeal from the fee award. Additional information concerning this action is publicly available in court filings under the consolidated lead docket number 08 Civ. 9522 (S.D.N.Y.) (Stein, J.).
Citigroup and Related Parties also have been named as defendants in a variety of other putative class actions and individual actions arising out of similar facts to those alleged in the actions described above. Many of these matters have been dismissed or settled. These actions assert a wide range of claims, including claims under the federal securities laws, foreign securities laws, ERISA, and state law. Additional information concerning certain of these actions is publicly available in court filings under the docket numbers 09 Civ. 7359 (S.D.N.Y.) (Stein, J.), 10 Civ. 9646 (S.D.N.Y.) (Stein, J.). 11 Civ. 7672 (S.D.N.Y.) (Koeltl, J.), 12 Civ. 6653 (S.D.N.Y.) (Stein, J.) and 13-4488, 13-4504 (2d Cir.).
Beginning in November 2007, certain Citigroup affiliates also have been named as defendants arising out of their activities as underwriters of securities in actions brought by investors in securities issued by public companies adversely affected by the credit crisis. Many of these matters have been dismissed or settled. As a general matter, issuers indemnify underwriters in connection with such claims, but in certain of these matters Citigroup affiliates are not being indemnified or may in the future cease to be indemnified because of the financial condition of the issuer.
Regulatory Actions: On October 19, 2011, in connection with its industry-wide investigation concerning CDO-related business activities, the SEC filed a complaint in the United States District Court for the Southern District of New York regarding Citigroup’s structuring and sale of the Class V Funding III CDO (Class V). On the same day, the SEC and Citigroup announced a settlement of the SEC’s claims, subject to judicial approval, and the SEC filed a proposed final judgment pursuant to which Citigroup’s U.S. broker-dealer Citigroup Global Markets Inc. (CGMI) agreed to disgorge $160 million and to pay $30 million in prejudgment interest and a $95 million penalty. On November 28, 2011, the court issued an order refusing to approve the proposed settlement and ordering trial to begin on July 16, 2012. The parties appealed from this order to the United States Court of Appeals for the Second Circuit which, on March 15, 2012, granted a stay of the district court proceedings pending resolution of the appeals. The parties have fully briefed their appeals, and the Second Circuit held oral argument on February 8, 2013. Additional information concerning this action is publicly available in court filings under the docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

In connection with the Residential Mortgage-Backed Securities Working Group industry-wide investigation, the Department of Justice has issued subpoenas seeking information and testimony relating to Citigroup’s issuance, sponsoring, and underwriting of MBS. Citigroup also has received a grand jury subpoena seeking information relating to two related MBS issuances in mid-2007. In addition, Citigroup has received subpoenas and requests for information from several state attorneys general and the SEC relating to Citigroup’s MBS-related business activities. Citigroup is cooperating fully with these inquiries.
Mortgage-Backed Securities and CDO Investor Actions: Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of MBS and CDOs sold or underwritten by Citigroup. The MBS-related complaints generally assert that defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. Plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional lawsuits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.
The filed actions generally are in the early stages of proceedings, and many of the actions or threatened actions have been resolved through settlement or otherwise. As of December 31, 2013, the aggregate original purchase amount of the purchases at issue in the filed suits was approximately $7.3 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation was approximately $1.4 billion. Information concerning certain of these actions is publicly available in court filings under the docket numbers 12 Civ. 4000 (S.D.N.Y.) (Swain, J.), CV-2012-901036 (Ala. Cir. Ct.) (Price, J.), 12 Civ. 4354 (C.D. Cal.) (Pfaelzer, J.), 650212/2012 (N.Y. Sup. Ct.) (Oing, J.), 653990/2013 (N.Y. Sup. Ct.), CGC-10-501610 (Cal. Super. Ct.) (Kramer, J.), and 14 Civ. 252 (C.D. Cal.) (Pfaelzer, J.).
On September 2, 2011, the Federal Housing Finance Agency (FHFA), as conservator for Fannie Mae and Freddie Mac, filed an action against Citigroup and Related Parties, which was coordinated in the United States District Court for the Southern District of New York with 15 other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits were denied in large part. In connection with a settlement of these claims under which Citigroup agreed to pay FHFA $250 million, on May 29, 2013, the court so-ordered a stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and on

June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions. Additional information concerning these actions is publicly available in court filings under the docket numbers 11 Civ. 6196, 6188, and 7010 (S.D.N.Y.) (Cote, J.).
Mortgage-Backed Security Repurchase Claims: Various parties to MBS securitizations and other interested parties have asserted that certain Citigroup affiliates breached representations and warranties made in connection with mortgage loans sold into securitization trusts (private-label securitizations). Typically, these claims are based on allegations that securitized mortgages were not underwritten in accordance with the applicable underwriting standards and that misrepresentations were made during the mortgage application and approval process. Citigroup also has received numerous inquiries, demands for loan files, and requests to toll (extend) the applicable statutes of limitation for representation and warranty claims relating to its private-label securitizations. These inquiries, demands and requests have been made by trustees of securitization trusts and others.
The vast majority of repurchase claims concerning Citigroup’s private-label securitizations have not been resolved. Most of these claims and related activities concern mortgages in 67 private-label securitizations issued by entities associated with Securities and Banking (S&B) legacy securitizations during the period from 2005 through 2007. The initial issuance balance of those securitizations was $59.2 billion, and as of year-end 2013, those securitizations have a current outstanding balance of $15.8 billion and realized losses totaling $10.7 billion.
Among these requests, in December 2011, Citigroup received a letter from the law firm Gibbs & Bruns LLP, which purports to represent a group of investment advisers and holders of MBS issued or underwritten by entities associated with S&B legacy securitizations. Through that letter and subsequent discussions, Gibbs & Bruns LLP has asserted that its clients collectively hold certificates in 110 MBS trusts purportedly issued and/or underwritten by those affiliates, and that those affiliates have repurchase obligations for certain mortgages in these trusts.
To date, plaintiffs have filed actions against Citigroup seeking to enforce certain of these contractual repurchase claims in connection with three private-label securitizations. Each of the three actions is in the early stages of proceedings. In the aggregate, plaintiffs are asserting repurchase claims as to approximately 2,900 loans that were securitized into these three securitizations, as well as any other loans that are later found to have breached representations and warranties. Further information concerning these actions is publicly available in court filings under the docket numbers 13 Civ. 2843 (S.D.N.Y.) (Daniels, J.), 13 Civ. 6989 (S.D.N.Y.) (Daniels, J.), and 653816/2013 (N.Y. Sup. Ct.).

Counterparty and Investor Actions
In 2010, Abu Dhabi Investment Authority (ADIA) commenced an arbitration (ADIA I) against Citigroup and Related Parties before the International Center for Dispute Resolution (ICDR), alleging statutory and common law claims in connection with its $7.5 billion investment in Citigroup in December 2007. ADIA sought rescission of the investment agreement or, in the alternative, more than $4 billion in damages. Following a hearing in May 2011 and post-hearing proceedings, on October 14, 2011, the arbitration panel issued a final award and statement of reasons finding in favor of Citigroup on all claims asserted by ADIA. On March 4, 2013, the United States District Court for the Southern District of New York denied ADIA’s petition to vacate the arbitration award and granted Citigroup’s cross-petition to confirm. ADIA appealed, and on February 19, 2014, the United States Court of Appeals for the Second Circuit affirmed the judgment. Additional information concerning this action is publicly available in court filings under the docket numbers 12 Civ. 283 (S.D.N.Y.) (Daniels, J.) and 13-1068-cv (2d Cir.).
On August 20, 2013, ADIA commenced a second arbitration (ADIA II) against Citigroup before the ICDR, alleging common law claims arising out of the same investment at issue in ADIA I. On August 28, 2013, Citigroup filed a complaint against ADIA in the United States District Court for the Southern District of New York seeking to enjoin ADIA II on the ground that it is barred by the court’s judgment confirming the arbitral award in ADIA I. On September 23, 2013, ADIA filed motions to dismiss Citigroup’s complaint and to compel arbitration. On November 25, 2013, the court denied Citigroup’s motion for a preliminary injunction and granted ADIA’s motions to dismiss and to compel arbitration. On December 23, 2013, Citigroup appealed that ruling to the United States Court of Appeals for the Second Circuit. Additional information concerning this action is publicly available in court filings under the docket numbers 13 Civ. 6073 (S.D.N.Y.) (Castel, J.) and 13-4825 (2d Cir.).

Alternative Investment Fund-Related Litigation and Other Matters
Since mid-2008, the SEC has been investigating the management and marketing of the ASTA/MAT and Falcon funds, alternative investment funds managed and marketed by certain Citigroup affiliates that suffered substantial losses during the credit crisis. In addition to the SEC inquiry, on June 11, 2012, the New York Attorney General served a subpoena on a Citigroup affiliate seeking documents and information concerning certain of these funds; on August 1, 2012, the Massachusetts Attorney General served a Civil Investigative Demand on a Citigroup affiliate seeking similar documents and information. Citigroup is cooperating fully with these inquiries. Citigroup has entered into tolling agreements with the New York Attorney General concerning certain claims related to the investigations.
Citigroup and Related Parties have been named as defendants in a putative class action lawsuit filed in October 2012 on behalf of investors in CSO Ltd., CSO US Ltd., and Corporate Special Opportunities Ltd., whose investments were managed indirectly by a Citigroup affiliate. Plaintiffs assert a variety of state common law claims, alleging that they and other investors were misled into investing in the funds and, later, not redeeming their investments. The complaint seeks to recover more than $400 million on behalf of a putative class of investors. Additional information concerning this action is publicly available in court filings under the docket number 12-cv-7717 (S.D.N.Y.) (Castel, J.).
In addition, numerous investors in the ASTA/MAT funds have filed lawsuits or arbitrations against Citigroup and Related Parties seeking damages and related relief. Although most of these investor disputes have been resolved, some remain pending.

Auction Rate Securities-Related Litigation and Other Matters
Citigroup and Related Parties have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and purchasers or issuers of ARS, asserting federal and state law claims arising from the collapse of the ARS market in early 2008, which plaintiffs contend Citigroup and other ARS underwriters and broker-dealers foresaw or should have foreseen, but failed adequately to disclose. Many of these matters have been dismissed or settled. Most of the remaining matters are in arbitrations pending before FINRA.

KIKOs
Prior to the devaluation of the Korean won in 2008, several local banks in Korea, including Citibank Korea Inc. (CKI), entered into foreign exchange derivative transactions with small and medium-size export businesses (SMEs) to enable the SMEs to hedge their currency risk. The derivatives had “knock-in, knock-out” features. Following the devaluation of the won, many of these SMEs incurred significant losses on the derivative transactions and filed civil lawsuits against the banks, including CKI. The claims generally allege that the products were not suitable and that the risk disclosure was inadequate.
As of December 31, 2013, there were 102 civil lawsuits filed by SMEs against CKI. To date, 84 decisions have been rendered at the district court level, and CKI has prevailed in 64 of those decisions. In the other 20 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $37.2 million. CKI is appealing the 20 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.
Of the 84 cases decided at the district court level, 62 have been appealed to the high court, including the 20 in which an adverse decision was rendered against CKI in the district court. Of the 27 appeals decided or settled at high court level, CKI prevailed in 17 cases, and in the other 10 cases plaintiffs were awarded partial damages, which increased the aggregate damages awarded against CKI by a further $10.1 million. CKI is appealing nine of the adverse decisions to the Korean Supreme Court and many plaintiffs have filed appeals to the Supreme Court as well.

As of December 31, 2013, the Supreme Court has rendered five judgments relating to CKI, and CKI has prevailed in all five cases.

Lehman Brothers Bankruptcy Proceedings
Beginning in September 2010, Citigroup and Related Parties have been named as defendants in various adversary proceedings and claim objections in the Chapter 11 bankruptcy proceedings of Lehman Brothers Holdings Inc. (LBHI) and the liquidation proceedings of Lehman Brothers Inc. (LBI). Information concerning the bankruptcy proceedings is publicly available under the docket numbers 08-13555 and 08-01420 (Bankr. S.D.N.Y.) (Chapman, J.).
On February 8, 2012, Citigroup and Related Parties were named as defendants in an adversary proceeding asserting objections to proofs of claim totaling approximately $2.6 billion filed by Citibank, N.A. and its affiliates, and claims under federal bankruptcy and state law to recover $2 billion deposited by LBHI with Citibank, N.A. against which Citibank, N.A. asserts a right of setoff. Plaintiffs also seek avoidance of a $500 million transfer and an amendment to a guarantee in favor of Citibank, N.A. and other relief. Plaintiffs filed an amended complaint on November 16, 2012, asserting additional claims. On May 14, 2013, the court approved an agreement by the parties pursuant to which Citibank, N.A. agreed to pay plaintiffs approximately $167 million resolving, in part, one of plaintiffs’ claims. Discovery concerning the remaining claims is ongoing. Additional information concerning this adversary proceeding is publicly available in court filings under the docket numbers 12-01044 (Bankr. S.D.N.Y.) (Chapman, J.) and 08-13555 (Bankr. S.D.N.Y.) (Chapman, J.).
On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC (Barclays) based on an indemnification agreement pursuant to which Barclays agreed to indemnify Citibank, N.A. for losses incurred as a result of Citibank, N.A.’s provision of foreign exchange clearing and settlement services to LBI in September 2008. Citibank, N.A. seeks to recover its remaining principal claims against LBI in the amount of $91 million, as well as attorneys’ fees, statutory prejudgment interest, and funding losses. Citi is carrying a receivable in Other assets related to the expected recovery under the indemnity based on its expectation that it will recover from Barclays on the claims. Additional information relating to this action is publicly available in court filings under the docket number 13 Civ. 3063 (S.D.N.Y.) (Schofield, J.).

Terra Firma Litigation
In December 2009, the general partners of two related private equity funds filed a complaint in New York state court, subsequently removed to the United States District Court for the Southern District of New York, asserting multi-billion-dollar fraud and other common law claims against certain Citigroup affiliates arising out of the May 2007 auction of the music company EMI, in which Citigroup acted as advisor to EMI and as a lender to plaintiffs’ acquisition vehicle. Following a jury trial, a verdict was returned in favor of

Citigroup on November 4, 2010. Plaintiffs appealed from the entry of the judgment. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. A retrial is scheduled to begin on July 7, 2014. Additional information relating to this action is publicly available in court filings under the docket numbers 09 Civ. 10459 (S.D.N.Y.) (Rakoff, J.) and 11-0126-cv (2d Cir.).
In August and September 2013, the plaintiffs in the New York proceedings, together with their affiliates and principal, filed fraud and negligent misrepresentation claims arising out of the EMI auction in the High Court of Justice, Queen’s Bench Division, Manchester District Registry Mercantile Court in Manchester, England, against certain Citigroup affiliates. The cases have since been transferred to the High Court of Justice, Queen’s Bench Division, Commercial Court in London. The plaintiffs have elected to proceed with only one of the cases. Additional information relating to the surviving action is available in court filings under the caption Terra Firma Investments (GP) 2 Ltd. & Ors v Citigroup Global Markets Ltd.& Ors (Claim No. 3MA40121).

Terra Securities-Related Litigation
Certain Citigroup affiliates have been named as defendants in an action brought by seven Norwegian municipalities, asserting claims for fraud and negligent misrepresentation arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm Terra Securities, which in turn acquired those notes from Citigroup. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs appealed this ruling, and on February 18, 2014, the United States Court of Appeals for the Second Circuit issued a summary order affirming the dismissal. Additional information related to this action is publicly available in court filings under the docket numbers 09 Civ. 7058 (S.D.N.Y.) (Marrero, J.) and 13-1188-cv (2nd Cir.).

Tribune Company Bankruptcy
Certain Citigroup affiliates have been named as defendants in adversary proceedings related to the Chapter 11 cases of Tribune Company (Tribune) filed in the United States Bankruptcy Court for the District of Delaware, asserting claims arising out of the approximately $11 billion leveraged buyout of Tribune in 2007. On August 2, 2013, the Litigation Trustee, as successor plaintiff to the Official Committee of Unsecured Creditors, filed a fifth amended complaint in the adversary proceeding KIRSCHNER v. FITZSIMONS, ET AL. The complaint seeks to avoid and recover as actual fraudulent transfers the transfers of Tribune stock that occurred as a part of the leveraged buyout. Several Citigroup affiliates are named as “Shareholder Defendants” and are alleged to have tendered Tribune stock to Tribune as a part of the buyout. CGMI also has been named in a separate action as a defendant in connection with its role as advisor to Tribune. Additional information concerning these actions is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.), 11 MD 02296 (S.D.N.Y.) (Sullivan, J.), and 12 MC 2296 (S.D.N.Y.) (Sullivan, J.).

Money Laundering Inquiries
Citigroup and Related Parties, including Citigroup’s affiliate Banamex USA, have received grand jury subpoenas issued by the United States Attorney’s Office for the District of Massachusetts, concerning, among other issues, policies, procedures and activities related to compliance with Bank Secrecy Act and anti-money laundering requirements under applicable federal laws and banking regulations. Banamex USA also has received a subpoena from the FDIC related to its Bank Secrecy Act and anti-money laundering program. Citigroup is cooperating fully with these inquiries.

Credit Default Swaps Matters
In April 2011, the European Commission (EC) opened an investigation (Case No COMP/39.745) into the CDS industry. The scope of the investigation initially concerned the question of “whether 16 investment banks and Markit, the leading provider of financial information in the CDS market, have colluded and/or may hold and abuse a dominant position in order to control the financial information on CDS.” On July 2, 2013, the EC issued to Citigroup, CGMI, Citigroup Global Markets Ltd., Citicorp North America Inc., and Citibank, N.A., as well as Markit, ISDA, and 12 other investment bank dealer groups, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business in breach of Article 101 of the Treaty on the Functioning of the European Union. The Statement of Objections sets forth the EC’s preliminary conclusions, does not prejudge the final outcome of the case, and does not benefit from the review and consideration of Citigroup’s arguments and defenses. Citigroup filed a Reply to the Statement of Objections on January 23, 2014, and it will have the opportunity to make oral submissions to the EC, likely during the course of 2014.
In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (CIDs) on Citigroup concerning potential anticompetitive conduct in the CDS industry. Citigroup has responded to the CIDs and is cooperating with the investigation.
In addition, putative class action complaints have been filed by various entities against Citigroup, CGMI and Citibank, N.A., among other defendants, alleging anticompetitive conduct in the CDS industry and asserting various claims under Sections 1 and 2 of the Sherman Act as well as a state law claim for unjust enrichment. On October 16, 2013, the U.S. Judicial Panel on Multidistrict Litigation centralized numerous putative class actions filed by various entities against Citigroup, CGMI and Citibank, N.A., among other defendants, alleging anticompetitive conduct in the credit default swaps industry and ordered that those actions pending in the United States District Court for the Northern District of Illinois be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings before Judge Denise Cote.

Additional information relating to these actions is publicly available in court filings under the docket numbers 1:13-cv-03357 (N.D. Ill.), 1:13-cv-04979 (N.D. Ill.), 1:13-cv-04928 (S.D.N.Y.), 1:13-cv-05413 (N.D. Ill.), and 1:13-cv-05417 (N.D. Ill.), 1:13-cv-05725 (N.D. Ill.), and 13-cv-6116 (S.D.N.Y.).

Foreign Exchange Matters
Government agencies in the U.S. and other jurisdictions are conducting investigations or making inquiries regarding trading on the foreign exchange markets. Citigroup has received requests for information and is cooperating with the investigations and inquiries and responding to the requests.
Numerous foreign exchange dealers, including Citibank, N.A., Citigroup, and, in certain cases, Citigroup Forex, Inc., are named as defendants in putative class actions that are proceeding on a consolidated basis before Judge Schofield in the United States District Court for the Southern District of New York under the caption IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION. The plaintiffs in these actions allege that the defendants colluded to manipulate the WM/Reuters rate (WMR), thereby causing the putative classes to suffer losses in connection with WMR-based financial instruments. The plaintiffs assert federal and state antitrust claims and claims for unjust enrichment, and seek compensatory damages, treble damages where authorized by statute, restitution, and declaratory and injunctive relief. Additional information concerning these consolidated actions is publicly available in court filings under the docket number 1:13-cv-7789. Additionally, Citibank, N.A., Citigroup, and CKI, as well as numerous other foreign exchange dealers, are named as defendants in a putative class action captioned SIMMTECH CO. v. BARCLAYS BANK PLC, ET AL., that is also proceeding before Judge Schofield in the United States District Court for the Southern District of New York. The plaintiff seeks to represent a putative class of persons who traded foreign currency with the defendants in Korea, alleging that the class suffered losses as a result of the defendants’ alleged WMR manipulation. The plaintiff asserts federal and state antitrust claims, and seeks compensatory damages, treble damages, and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number 1:13-cv-7953.

Interbank Offered Rates-Related Litigation and Other Matters
Regulatory Actions: Government agencies in the U.S., including the Department of Justice, the Commodity Futures Trading Commission, the SEC, and a consortium of state attorneys general, as well as agencies in other jurisdictions, including the EC, the U.K. Financial Conduct Authority, the Japanese Financial Services Agency (JFSA), the Swiss Competition Commission and the Monetary Authority of Singapore, are conducting investigations or making inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates and other benchmark rates. As members of a number of such panels, Citigroup subsidiaries have received requests for information and documents. Citigroup is cooperating with the investigations and inquiries and is responding to the requests.
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
On December 4, 2013, the EC announced a settlement with Citigroup and CGMJ resolving the EC’s investigation into yen LIBOR and Euroyen TIBOR. As detailed in the EC’s announcement, Citigroup was among five banks and one interdealer broker settling the EC’s investigation. As part of the settlement, Citigroup has agreed to pay a fine of 70,020,000 Euro.
Antitrust and Other Litigation: Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in a multi-district litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION (the LIBOR MDL), appearing under docket number 1:11-md-2262 (S.D.N.Y.). Judge Buchwald appointed interim lead class counsel for, and consolidated amended complaints were filed on behalf of, three separate putative classes of plaintiffs: (i) over-the-counter (OTC) purchasers of derivative instruments tied to USD LIBOR; (ii) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (iii) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleged that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding were individual civil actions commenced by various Charles Schwab entities alleging that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments they owned. Plaintiffs in these actions sought compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also sought injunctive relief.
Citigroup and Citibank, N.A., along with other defendants, moved to dismiss all of the above actions. On March 29, 2013, Judge Buchwald issued an opinion and order dismissing the plaintiffs’ federal and state antitrust claims, RICO claims and unjust enrichment claims in their entirety, but allowing certain of the plaintiffs’ Commodity Exchange Act claims to proceed.
On August 23, 2013, Judge Buchwald issued a decision resolving several motions filed after the March 29, 2013 order. Pursuant to the August 23, 2013 decision, on September 10, 2013, consolidated second amended complaints were filed by interim lead plaintiffs for the putative classes of (i) OTC purchasers of derivative instruments tied to USD LIBOR and (ii) purchasers of exchange-traded derivative instruments tied to USD LIBOR. Each of these putative classes continues to allege that the panel bank defendants conspired to suppress USD LIBOR: (i) OTC purchasers assert claims under the Sherman Act and for unjust enrichment and breach of the implied covenant of good faith and fair dealing and (ii) purchasers of exchange-traded derivative instruments assert claims under the Commodity Exchange Act and the Sherman Act and for unjust enrichment.
On September 17, 2013, the plaintiff class of indirect OTC purchasers of U.S. debt securities filed an appeal in the Second Circuit of Judge Buchwald’s March 29, 2013 and August 23, 2013 orders. The Schwab plaintiffs filed a separate appeal in the Second Circuit on September 24, 2013. The Second Circuit dismissed the appeals on October 30, 2013, and denied the plaintiffs’ motions to reconsider dismissal on December 16, 2013.
As part of the August 23, 2013 order, Judge Buchwald also continued the stay of all actions that have been consolidated into the LIBOR MDL proceeding after June 29, 2012. Citigroup and/or Citibank, N.A. are named in 36 such stayed actions. The stayed actions include lawsuits filed by, or on behalf of putative classes of, community and other banks, savings and loans institutions, credit unions, municipalities and purchasers and holders of LIBOR-linked financial products. As a general matter, plaintiffs allege that defendant panel banks artificially suppressed USD LIBOR, thereby decreasing the amount plaintiffs would have received in the absence of manipulation. Plaintiffs seek compensatory damages, various forms of enhanced damages, and declaratory and injunctive relief. Additional information relating to these actions is publicly available in court filings under the following docket numbers: 1:12-cv-4205 (S.D.N.Y.) (Buchwald, J.); 1:12-cv-5723 (S.D.N.Y.) (Buchwald, J.); 1:12-cv-5822 (S.D.N.Y.) (Buchwald, J.); 1:12-cv-6056 (S.D.N.Y.) (Buchwald, J.); 1:12-cv-6693 (S.D.N.Y.) (Buchwald, J.); 1:12-cv-7461 (S.D.N.Y.) (Buchwald, J.); 2:12-cv-6294 (E.D.N.Y.) (Seybert, J.); 2:12-cv-10903 (C.D. Cal.) (Snyder, J.); 3:12-cv-6571 (N.D. Cal.) (Conti, J.); 3:13-cv-106 (N.D. Cal.) (Beller, J.); 4:13-cv-108 (N.D. Cal.) (Ryu, J.); 3:13-cv-109 (N.D. Cal.) (Laporte, J.); 3:13-cv-48 (S.D. Cal.) (Sammartino, J.); 5:13-cv-62 (C.D. Cal.) (Phillips, J.); 1:13-cv-346 (S.D.N.Y.) (Buchwald, J.); 1:13-cv-407 (S.D.N.Y.) (Buchwald, J.); 5:13-cv-122 (C.D. Cal.) (Bernal, J.); 1:13-cv-1016 (S.D.N.Y.) (Buchwald, J.); 1:13-cv-1456 (S.D.N.Y.) (Buchwald, J.); 1:13-cv-1700 (S.D.N.Y.) (Buchwald, J.); 1:13-cv-342 (E.D. Va.) (Brinkema, J.); 1:13-cv-2297 (S.D.N.Y.) (Buchwald, J.); 4:13-cv-2244 (N.D. Cal.) (Hamilton, J.); 3:13-cv-2921 (N.D. Cal.) (Chesney, J.); 3:13-cv-1466 (S.D. Cal.) (Lorenz, J.); 3:13-cv-2979 (N.D. Cal.) (Tigar, J.); 4:13-cv-2149 (S.D. Tex.) (Hoyt, J.); 2:13-cv-1476 (E.D. Cal.)

(Mueller, J.); 1:13-cv-4018 (S.D.N.Y.) (Buchwald, J.); 2:13-cv-4352 (E.D. Pa.) (Restrepo, J.); 4:13-cv-334 (S.D. Iowa) (Pratt. J.); 4:13-cv-335 (S.D. Iowa) (Pratt, J.); 1:13-cv-7720 (S.D.N.Y.) (Buchwald, J.); 1:13-cv-7720 (S.D.N.Y.) (Buchwald, J.); 1:13-cv-5278 (N.D. Cal.) (Vadas, J.); and 1:14-cv-146 (S.D.N.Y.) (Buchwald, J.).
Citigroup and Citibank, N.A., along with other USD LIBOR panel banks, are also named as defendants in an individual action filed in the United States District Court for the Southern District of New York on February 13, 2013, captioned 7 WEST 57th STREET REALTY CO. v. CITIGROUP, INC., ET AL. The plaintiff filed an amended complaint on June 11, 2013, asserting federal and state antitrust claims and federal RICO claims and seeking compensatory damages, treble damages where authorized by statute, and declaratory relief. The plaintiff alleges that the defendant panel banks manipulated USD LIBOR to keep it artificially high and that this manipulation affected the value of plaintiffs’ OTC municipal bond portfolio. The defendants have moved to dismiss the amended complaint, and briefing on the motions to dismiss was completed on December 13, 2013. Additional information concerning this action is publicly available in court filings under the docket number 1:13-cv-981 (Gardephe, J.).
Separately, on April 30, 2012, an action was filed in the United States District Court for the Southern District of New York captioned LAYDON V. MIZUHO BANK LTD. ET AL. The plaintiff filed an amended complaint on November 30, 2012, naming as defendants banks that are or were members of the panels making submissions used in the calculation of Japanese yen LIBOR and TIBOR, and certain affiliates of those banks, including Citigroup, Citibank, N.A., CJL and CGMJ. On April 15, 2013, the plaintiff filed a second amended complaint alleging that defendants, including Citigroup, Citibank, N.A., CJL and CGMJ, manipulated Japanese yen LIBOR and TIBOR in violation of the Commodity Exchange Act and the Sherman Act. The second amended complaint asserts claims under these acts and for unjust enrichment on behalf of a putative class of persons and entities that engaged in U.S.-based transactions in Euroyen TIBOR futures contracts between January 2006 and December 2010. Plaintiffs seek compensatory damages, treble damages under the Sherman Act, restitution, and declaratory and injunctive relief. The defendants have moved to dismiss the second amended complaint, and briefing on the motions to dismiss was completed on October 16, 2013. Additional information concerning this action is publicly available in court filings under the docket number 1:12-cv-3419 (S.D.N.Y.) (Daniels, J.).

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
On November 27, 2012, the court entered an order granting preliminary approval of the proposed class settlements and provisionally certified two classes for settlement purposes only.  The United States District Court for the Eastern District of New York held a hearing on September 12, 2013 to consider whether the class settlements should be finally approved.  On December 13, 2013, the court entered an order granting final approval to the class settlement, and on January 14, 2014, the court entered a final judgment. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Gleeson, J.).  A number of objectors have filed an appeal of the final approval order with the Second Circuit Court of Appeals.
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

Regulatory Review of Consumer “Add-On” Products
Certain of Citi’s consumer businesses, including its Citi-branded and retail services cards businesses, offer or have in the past offered or participated in the marketing, distribution, or servicing of products, such as payment protection and identity monitoring, that are ancillary to the provision of credit to the consumer (add-on products). These add-on products have been the subject of enforcement actions against other institutions by regulators, including the Consumer Financial Protection Bureau (CFPB), the OCC, and the FDIC, that have resulted in orders to pay restitution to customers and penalties in substantial amounts. Citi has made restitution to certain customers in connection with certain add-on products and anticipates making additional restitution. Certain state attorneys general also have filed industry-wide suits under state consumer protection statutes, alleging deceptive marketing practices in connection with the sale of payment protection products and demanding restitution and statutory damages for in-state customers. In light of the current regulatory focus on add-on products and the actions regulators have taken in relation to other credit card issuers, one or more regulators may order that Citi pay additional restitution to customers and/or impose penalties or other relief arising from Citi’s marketing, distribution, or servicing of add-on products.

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
Prosecutors in Parma and Milan, Italy, have commenced criminal proceedings against certain current and former Citigroup employees (along with numerous other investment banks and certain of their current and former employees, as well as former Parmalat officers and accountants). In the event of an adverse judgment against the individuals in question, the authorities could seek administrative remedies against Citigroup. On April 18, 2011, the Milan criminal court acquitted the sole Citigroup defendant of market-rigging charges. The Milan prosecutors have appealed part of that judgment and seek administrative remedies against Citigroup, which may include disgorgement of 70 million Euro and a fine of 900,000 Euro. On April 4, 2013, the Italian Supreme Court granted the appeal of the Milan Public Prosecutors and referred the matter to the Milan Court of Appeal for further proceedings concerning the administrative liability, if any, of Citigroup. Additionally, the Parmalat administrator filed a purported civil complaint against Citigroup in the context of the Parma criminal proceedings, which seeks 14 billion Euro in damages. The trial in the Parma criminal proceedings is ongoing. Judgment is expected towards the end of 2014. In January 2011, certain Parmalat institutional investors filed a civil complaint seeking damages of approximately 130 million Euro against Citigroup and other financial institutions.

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

29. SUBSEQUENT EVENT

As disclosed on February 28, 2014, Citi’s results of operations for the fourth quarter of 2013 and full year 2013 were impacted by an estimated $235 million after-tax ($360 million pretax) charge resulting from a fraud discovered in Banco Nacional de Mexico (Banamex), a Citi subsidiary in Mexico, in February 2014. For additional information, see Citi’s Form 8-K filed with the U.S. Securities and Exchange Commission on February 28, 2014. The fraud increased fourth quarter of 2013 operating expenses in Transaction Services by an estimated $400 million, with an offset to compensation expense of approximately $40 million associated with the Banamex variable compensation plan. Citi’s results of operations for 2013, as reported in this Annual Report on Form 10-K, reflect the impact of the fraud based on Citi’s review to date.

30. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013				2012
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$17,780	$17,880	$20,479	$20,227	$17,917	$13,703	$18,387	$19,121
Operating expenses	12,293	11,655	12,140	12,267	13,709	12,092	11,994	12,179
Provisions for credit losses and for benefits and claims	2,072	1,959	2,024	2,459	3,113	2,620	2,696	2,900
Income from continuing operations before income taxes	$3,415	$4,266	$6,315	$5,501	$1,095	$(1,009)	$3,697	$4,042
Income taxes (benefits)	1,090	1,080	2,127	1,570	(214)	(1,494)	718	997
Income from continuing operations	$2,325	$3,186	$4,188	$3,931	$1,309	$485	$2,979	$3,045
Income (loss) from discontinued operations, net of taxes	181	92	30	(33)	(85)	8	7	12
Net income before attribution of noncontrolling interests	$2,506	$3,278	$4,218	$3,898	$1,224	$493	$2,986	$3,057
Noncontrolling interests	50	51	36	90	28	25	40	126
Citigroup’s net income	$2,456	$3,227	$4,182	$3,808	$1,196	$468	$2,946	$2,931
Earnings per share (1)
Basic
Income from continuing operations	$0.71	$0.98	$1.34	$1.24	$0.42	$0.15	$0.98	$0.98
Net income	0.77	1.01	1.35	1.23	0.39	0.15	0.98	0.98
Diluted
Income from continuing operations	0.71	0.98	1.33	1.24	0.41	0.15	0.95	0.95
Net income	0.77	1.00	1.34	1.23	0.38	0.15	0.95	0.95
Common stock price per share
High	$53.29	$53.00	$53.27	$47.60	$40.17	$34.79	$36.87	$38.08
Low	47.67	47.67	42.50	41.15	32.75	25.24	24.82	28.17
Close	52.11	48.51	47.97	44.24	39.56	32.72	27.41	36.55
Dividends per share of common stock	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.

(1)   Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

FINANCIAL DATA SUPPLEMENT

RATIOS

	2013	2012	2011
Citigroup’s net income to average assets	0.73%	0.40%	0.57%
Return on average common stockholders’ equity (1)	7.0	4.1	6.2
Return on average total stockholders’ equity (2)	6.9	4.1	6.3
Total average equity to average assets (3)	10.5	9.7	8.9
Dividends payout ratio (4)	0.9	1.6	0.8

(1)	Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.

(2)	Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.

(3)	Based on average Citigroup stockholders’ equity as a percentage of average assets.

(4)	Dividends declared per common share as a percentage of net income per diluted share.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

		2013		2012		2011
In millions of dollars at year end except ratios	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate	Average balance
Banks	0.68%	$63,759	0.71%	$71,624	0.78%	$50,831
Other demand deposits	0.57	220,599	0.84	217,806	0.91	248,925
Other time and savings deposits (2)	1.06	262,924	1.24	259,025	1.47	244,733
Total	0.82%	$547,282	1.01%	$548,455	1.15%	$544,489

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.

(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS
($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars at December 31, 2013	Under 3 months	Over 3 to 6 months	Over 6 to 12 months	Over 12 months
Certificates of deposit	$19,314	$7,346	$1,996	$1,085
Other time deposits	576	4	1,208	1,380

SUPERVISION, REGULATION AND OTHER

SUPERVISION AND REGULATION
Citigroup is subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which it does business.

General
As a registered bank holding company and financial holding company, Citigroup is regulated and supervised by the Federal Reserve Board. Citigroup’s nationally chartered subsidiary banks, including Citibank, N.A., are regulated and supervised by the Office of the Comptroller of the Currency (OCC) and its state-chartered depository institution by the relevant state’s banking department and the Federal Deposit Insurance Corporation (FDIC). The FDIC also has back-up enforcement authority for banking subsidiaries whose deposits it insures. Overseas branches of Citibank, N.A. are regulated and supervised by the Federal Reserve Board and OCC and overseas subsidiary banks by the Federal Reserve Board. Such overseas branches and subsidiary banks also are regulated and supervised by regulatory authorities in the host countries. In addition, the Consumer Financial Protection Bureau (CFPB) regulates consumer financial products and services.
A U.S. financial holding company and the companies under its control are permitted to engage in a broader range of activities in the U.S. and abroad than permitted for bank holding companies and their subsidiaries. Unless otherwise limited by the Federal Reserve Board, financial holding companies generally can engage, directly or indirectly in the U.S. and abroad, in financial activities, either de novo or by acquisition, by providing after-the-fact notice to the Federal Reserve Board. These financial activities include underwriting and dealing in securities, insurance underwriting and brokerage and making investments in non-financial companies for a limited period of time (as long as Citi does not manage the non-financial company’s day-to-day activities, and its banking subsidiaries engage only in permitted cross-marketing with the non-financial company). If Citigroup ceases to qualify as a financial holding company, it could be barred from new financial activities or acquisitions, and could have to discontinue the broader range of activities permitted to financial holding companies.
Citi is permitted to acquire U.S. depository institutions, including out-of-state banks, subject to certain restrictions and the prior approval of federal banking regulators. In addition, intrastate bank mergers are permitted and banks in states that do not prohibit out-of-state mergers may merge. A national bank also can generally establish a new branch in any state, and state banks can generally establish a new branch in another state, in either case to the same extent as banks organized in the state where the new branch is to be established. However, all bank holding companies, including Citigroup, must obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of any class of voting stock of a U.S. depository institution or bank holding company. The Federal Reserve Board must also approve certain additional capital contributions to an existing non-U.S. investment and certain acquisitions by Citigroup of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by Citibank, N.A. of foreign branches in certain circumstances.
For more information on U.S. and foreign regulation affecting Citigroup and its subsidiaries, see “Risk Factors” above.

Other Bank and Bank Holding Company Regulation
Citigroup and its banking subsidiaries are subject to other regulatory limitations, including requirements for banks to maintain reserves against deposits, requirements as to risk-based capital and leverage (see “Capital Resources” above and Note 19 to the Consolidated Financial Statements), restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on investments that can be made and services that can be offered. The Federal Reserve Board may also expect Citigroup to commit resources to its subsidiary banks in certain circumstances. Citigroup is also subject to anti-money laundering and financial transparency laws, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities.

Securities and Commodities Regulation
Citigroup conducts securities underwriting, brokerage and dealing activities in the U.S. through Citigroup Global Markets Inc. (CGMI), its primary broker-dealer, and other broker-dealer subsidiaries, which are subject to regulations of the SEC, the Financial Industry Regulatory Authority and certain exchanges, among others. Citigroup conducts similar securities activities outside the U.S., subject to local requirements, through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London (CGML), which is regulated principally by the U.K. Financial Conduct Authority, and Citigroup Global Markets Japan Inc. in Tokyo, which is regulated principally by the Financial Services Agency of Japan.
Citigroup also has subsidiaries that are members of futures exchanges and are registered accordingly. In the U.S., CGMI is a member of the principal U.S. futures exchanges, and Citigroup has subsidiaries that are registered as futures commission merchants and commodity pool operators with the Commodity Futures Trading Commission (CFTC). On December 31, 2012, Citibank, N.A., CGMI, and Citigroup Energy Inc., registered as swap dealers with the CFTC. On October 9, 2013, CGML also registered as a swap dealer with the CFTC. CGMI is also subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements. Compliance with these rules could limit those operations of CGMI that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. See also “Capital Resources—Citigroup Broker-Dealer Subsidiaries” and Note 19 to the Consolidated Financial Statements for a further discussion of capital considerations of Citigroup’s non-banking subsidiaries.

Changes in Regulation
Proposals to change the laws and regulations affecting the banking and financial services industries are frequently introduced in Congress, before regulatory bodies and abroad that may affect the operating environment of Citigroup and its subsidiaries in substantial and unpredictable ways. This has been particularly true as a result of the financial crisis. Citigroup cannot determine whether any such proposals will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of Citigroup or its subsidiaries. For additional information on regulatory changes, see “Risk Factors” above.

Dividends
In addition to Board of Directors’ approval, Citigroup’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the Comprehensive Capital Analysis and Review (CCAR) process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. See “Risk Factors—Business and Operational Risks” above. For information on the ability of Citigroup’s subsidiary depository institutions and non-bank subsidiaries to pay dividends, see Note 19 to the Consolidated Financial Statements.

Transactions with Affiliates
The types and amounts of transactions between Citigroup’s U.S. subsidiary depository institutions and their non-bank affiliates are regulated by the Federal Reserve Board, and are generally required to be on arm’s-length terms. See also “Managing Global Risk—Market Risk—Funding and Liquidity” above.

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

Privacy and Data Security
Citigroup is subject to many U.S., state and international laws and regulations relating to policies and procedures designed to protect the non-public information of its consumers. Citigroup must periodically disclose its privacy policies to consumers and in certain circumstances must permit consumers to opt out of the company’s ability to share such information with third-party non-affiliates and affiliates’ use of such information for marketing. See also “Risk Factors—Business and Operational Risks” above.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi has previously disclosed reportable activities pursuant to Section 219 for each of the first, second and third quarters of 2013 in its related quarterly reports on Form 10-Q.
During the fourth quarter of 2013, Citibank Bahrain processed one domestic check transaction involving Future Bank, an Office of Foreign Assets Control (OFAC) Designated Bank. This transaction resulted in no revenues or net profit to Citi.
In addition, Citibank’s branch operation in the United Arab Emirates (Citibank UAE) is compelled by local law to participate in the local government-run Wage Protection System (WPS), an electronic salary-transfer platform that is operated by the Central Bank of the UAE (CBUAE). All registered financial institutions are required by local law to participate in the WPS. Under the WPS, each local employer sends a secure file to its bank which in turn must process the file payments via the WPS to the various receiving banks where the employees hold their accounts. While transactions clear through the WPS at the CBUAE and Citibank UAE does not transact directly with the counterparty banks, certain OFAC Designated Banks are participants in the WPS and act as sending and/or receiving banks. Citi has discussed those banks’ participation and the WPS requirements with OFAC, and has a license application pending with the agency.
During the fourth quarter of 2013, Citibank UAE processed two WPS payments that were destined to the account of one of its commercial customer’s employees at an OFAC Designated Bank. The aggregate value of the transactions was approximately $2,900 and the gross revenue and net profit to Citi was approximately $14.00 and $9.00, respectively.
Citibank, N.A., has one credit card account for the Iranian Mission to the United Nations located in the United States. This is a commercial account used primarily for the purchase of gasoline. The provision of certain services in the United States to the diplomatic mission of the Government of Iran was authorized by an OFAC General License, however, in October 2012, certain additional requirements were published. With regard to these requirements, Citi has applied to OFAC for a specific license for this account. From the fourth quarter of 2012, through the end of the fourth quarter of 2013, the aggregate value of the transactions for this account was approximately $18,300. The transactions did not generate any revenue or net profit for Citi.

CUSTOMERS
In Citi’s judgment, there is no customer the loss of which would have a material adverse effect on any reportable segment about which financial information is presented in Citi’s Consolidated Financial Statements. In addition, no customer accounts for at least 10% of Citi’s consolidated revenues.

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
In recent years, Citigroup has experienced intense price competition in some of its businesses. For example, the increased pressure on trading commissions from growing direct access to automated, electronic markets could impact Securities and Banking, and technological advances that enable more companies to provide funds transfers may diminish the importance of Global Consumer Banking’s role as a financial intermediary.

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

PROPERTIES
Citigroup’s principal executive offices are located at 399 Park Avenue in New York City, which offices are the subject of a lease. Citigroup also has additional office space at 601 Lexington Avenue in New York City under a long-term lease, and at 111 Wall Street in New York City under a lease of the entire building. Citibank, N.A. leases one building and owns a commercial condominium unit in a separate building in Long Island City, New York, each of which are fully occupied by Citigroup and certain of its subsidiaries.
Citigroup Global Markets Holdings Inc.’s principal offices are located at 388 Greenwich Street in New York City, and 390 Greenwich Street in New York City, with both buildings subject to long term-leases and fully occupied by Citigroup and certain of its subsidiaries.
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
Citigroup’s principal executive offices in Mexico, which also serve as the headquarters of Banamex, are located in Mexico City, in a two-tower complex with six floors each, totaling 257,000 rentable square feet.
Citigroup’s principal executive offices for Latin America (other than Mexico) are located in leased premises located in Miami, on 9 floors at the Miami Center building, totaling 158,000 rentable square feet.
Citigroup also owns or leases over 69.3 million square feet of real estate in 101 countries, consisting of 10,855 properties.
Citigroup continues to evaluate its global real estate footprint and current and projected space requirements and may determine from time to time that certain of its premises and facilities are no longer necessary for its operations. There is no assurance that Citigroup will be able to dispose of any such excess premises or that it will not incur charges in connection with such dispositions. Such disposition costs may be material to Citigroup’s operating results in a given period.
Citi has developed programs for its properties to achieve long-term energy efficiency objectives and reduce its greenhouse gas emissions to lessen its impact on climate change. These activities could help to mitigate, but will not eliminate, Citi’s potential risk from future climate change regulatory requirements.
For further information concerning leases, see Note 27 to the Consolidated Financial Statements.

LEGAL PROCEEDINGS
For a discussion of Citigroup’s litigation and regulatory matters, see Note 28 to the Consolidated Financial Statements.

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citigroup’s equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended December 31, 2013:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
October 2013
Open market repurchases(1)	3.0	$48.58	$435
Employee transactions(2)	—	—	N/A
November 2013
Open market repurchases(1)	0.1	48.71	432
Employee transactions(2)	—	—	N/A
December 2013
Open market repurchases(1)	1.3	51.70	363
Employee transactions(2)	—	—	N/A
Total	4.4	$49.52	$363

(1)
Represents repurchases under the $1.2 billion 2013 common stock repurchase program (2013 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on April 25, 2013, which was part of the planned capital actions included by Citi in its 2013 Comprehensive Capital and Analysis Review. Shares repurchased under the 2013 Repurchase Program are treasury stock.

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted stock program where certain shares are withheld to satisfy tax requirements.

N/A Not applicable

Dividends
Any dividend on Citi’s outstanding common stock would also be subject to regulatory approval and need to be made in compliance with Citi’s obligations to its outstanding preferred stock.

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citigroup’s common stock with the cumulative total return of the S&P 500 Index and the S&P Financial Index over the five-year period through December 31, 2013. The graph and table assume that $100 was invested on December 31, 2008 in Citigroup’s common stock, the S&P 500 Index and the S&P Financial Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	CITI	S&P 500	S&P FINANCIALS
31-Dec-2008	100.00	100.00	100.00
31-Dec-2009	49.33	123.45	114.80
31-Dec-2010	70.49	139.23	127.24
30-Dec-2011	39.21	136.23	103.82
31-Dec-2012	58.96	157.89	131.07
31-Dec-2013	77.66	204.63	174.60

CORPORATE INFORMATION

CITIGROUP EXECUTIVE OFFICERS
Citigroup’s executive officers as of March 3, 2014 are:

Name	Age	Position and office held
Francisco Aristeguieta	48	CEO, Latin America
Stephen Bird	47	CEO, Asia Pacific
Don Callahan	57	Head of Operations and Technology;
		Chief Operations and Technology Officer
Michael L. Corbat	53	Chief Executive Officer
James C. Cowles	58	CEO, Europe, Middle East and Africa
James A. Forese	51	Co-President;
		CEO, Institutional Clients Group
John C. Gerspach	60	Chief Financial Officer
Brian Leach	54	Head of Franchise Risk and Strategy
Paul McKinnon	63	Head of Human Resources and Talent
Eugene M. McQuade	65	CEO, Citibank, N.A.
Manuel Medina-Mora	63	Co-President;
		CEO, Global Consumer Banking;
		Chairman, Mexico
William J. Mills	58	CEO, North America
Jeffrey R. Walsh	56	Controller and Chief Accounting Officer
Rohan Weerasinghe	63	General Counsel and Corporate Secretary

Each executive officer has held executive or management positions with Citigroup for at least five years, except that:

•
Mr. McQuade joined Citi in 2009. Prior to joining Citi, Mr. McQuade was Vice Chairman of Merrill Lynch and President of Merrill Lynch Banks (U.S.) from February 2008 until February 2009. Previously, he was the President and Chief Operating Officer of Freddie Mac for three years. Prior to joining Freddie Mac in 2004, Mr. McQuade served as President of Bank of America Corporation.

•	Mr. Weerasinghe joined Citi in June 2012. Prior to joining Citi, Mr. Weerasinghe was Senior Partner at Shearman & Sterling.

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

Stockholder Information
Citigroup common stock is listed on the NYSE under the ticker symbol “C” and on the Tokyo Stock Exchange and the Mexico Stock Exchange. Citigroup preferred stock Series AA, C, J, K and L are also listed on the NYSE.
Because Citigroup’s common stock is listed on the NYSE, the Chief Executive Officer is required to make an annual certification to the NYSE stating that he was not aware of any violation by Citigroup of the corporate governance listing standards of the NYSE. The annual certification to that effect was made to the NYSE on May 23, 2013.
As of January 31, 2014, Citigroup had approximately 97,478 common stockholders of record. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Transfer Agent
Stockholder address changes and inquiries regarding stock transfers, dividend replacement, 1099-DIV reporting and lost securities for common and preferred stock should be directed to:
Computershare
P.O. Box 43078
Providence, RI 02940-3078
Telephone No. 781 575 4555
Toll-free No. 888 250 3985
E-mail address: shareholder@computershare.com
Web address: www.computershare.com/investor

Exchange Agent
Holders of Golden State Bancorp, Associates First Capital Corporation, Citicorp or Salomon Inc. common stock, Citigroup Inc. Preferred Stock Series Q or T should arrange to exchange their certificates by contacting:
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
Citi’s 2013 Form 10-K filed with the SEC, as well as other annual and quarterly reports, are available from Citi Document Services toll free at 877 936 2737 (outside the United States at 716 730 8055), by e-mailing a request to docserve@citi.com, or by writing to:
Citi Document Services
540 Crosspoint Parkway
Getzville, NY 14068

Stockholder Inquiries
Information about Citi, including quarterly earnings releases and filings with the U.S. Securities and Exchange Commission, can be accessed via its website at www.citigroup.com. Stockholder inquiries can also be directed by e-mail to shareholderrelations@citi.com.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2014.

Citigroup Inc.
(Registrant)

/s/ John Gerspach

John C. Gerspach
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March, 2014.

Citigroup’s Principal Executive Officer and a Director:

/s/ Michael Corbat

Michael L. Corbat

Citigroup’s Principal Financial Officer:

/s/ John Gerspach

John C. Gerspach

Citigroup’s Principal Accounting Officer:

/s/ Jeffrey Walsh

Jeffrey R. Walsh

The Directors of Citigroup listed below executed a power of attorney appointing John C. Gerspach their attorney-in-fact, empowering him to sign this report on their behalf.

Duncan P. Hennes	Anthony M. Santomero
Franz B. Humer	Joan E. Spero
Robert L. Joss	Diana L. Taylor
Michael E. O’Neill	William S. Thompson, Jr.
Gary M. Reiner	James S. Turley
Judith Rodin	Ernesto Zedillo Ponce de Leon
Robert L. Ryan

/s/ John Gerspach

John C. Gerspach

CITIGROUP BOARD OF DIRECTORS

Michael L. Corbat
Chief Executive Officer
Citigroup Inc.

Duncan P. Hennes
Co-Founder and Partner
Atrevida Partners, LLC

Franz B. Humer
Chairman
Roche Holding Ltd.

Robert L. Joss
Philip H. Knight Professor and
  Dean Emeritus
  Stanford University
  Graduate School of Business
Michael E. O’Neill Chairman Citigroup Inc. Gary M. Reiner Operating Partner General Atlantic LLC Judith Rodin President Rockefeller Foundation Robert L. Ryan Chief Financial Officer, Retired Medtronic Inc.
Anthony M. Santomero
Former President
Federal Reserve Bank of
  Philadelphia

Joan E. Spero
Senior Research Scholar
Columbia University
  School of International
  and Public Affairs

Diana L. Taylor Managing Director
Wolfensohn Fund
Management, L.P.

William S. Thompson, Jr.
Chief Executive Officer, Retired
Pacific Investment
  Management Company
  (PIMCO)

James S. Turley
Former Chairman and Chief
  Executive Officer
  Ernst & Young

Ernesto Zedillo Ponce de Leon
Director, Center for the
  Study of Globalization;
  Professor in the Field
  of International
  Economics and Politics
  Yale University

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of the Company, as amended, as in effect on the date hereof.

3.02	By-Laws of the Company, as amended, as in effect on the date hereof, incorporated by reference to the Company’s Current Report on Form 8-K filed January 10, 2013 (File No. 001-09924).

4.01
Form of Senior Indenture between the Company and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed November 13, 2013 (File No. 333-192302).

4.02
Subordinated Debt Indenture, dated as of April 12, 2001, between the Company and The Bank of New York Mellon, as successor to JP Morgan Chase Bank (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed February 21, 2013 (No. 333-186425).

4.03
First Supplemental Indenture, dated as of August 2, 2004, between the Company and J.P. Morgan Trust Company, N.A. (formerly Bank One Trust Company, N.A.), as trustee, incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-3/A filed August 31, 2004 (No. 333-117615).

4.04
Indenture, dated as of March 15, 1987, between Primerica Corporation, a New Jersey corporation, and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-3 filed December 8, 1992 (No. 03355542).

4.05
First Supplemental Indenture, dated as of December 15, 1988, among Primerica Corporation, Primerica Holdings, Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-3 filed December 8, 1992 (No. 03355542).

4.06
Second Supplemental Indenture, dated as of January 31, 1991, between Primerica Holdings, Inc. and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.03 to the Company’s Registration Statement on Form S-3 filed December 8, 1992 (No. 03355542).

4.07
Third Supplemental Indenture, dated as of December 9, 1992, among Primerica Holdings, Inc., Primerica Corporation and The Bank of New York, as trustee, incorporated by reference to Exhibit 5 to the Company’s Form 8-A dated December 21, 1992, with respect to its 7 3/4% Notes Due June 15, 1999 (No. 001-09924).

4.08
Fourth Supplemental Indenture, dated as of November 2, 1998, between the Company and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (No. 001-09924).

4.09
Fifth Supplemental Indenture, dated as of December 9, 2008, between the Company and The Bank of New York Mellon, as trustee, incorporated by reference to Exhibit 4.04 to the Company’s Current Report on Form 8-K filed December 11, 2008 (No. 001-09924).

4.10
Sixth Supplemental Indenture, dated as of December 20, 2012, between the Company and The Bank of New York Mellon, as trustee, providing for the issuance of debt securities, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed December 21, 2012 (No. 001-09924).

4.11
Senior Debt Indenture, dated as of June 1, 2005, among Citigroup Funding Inc., the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3 filed March 30, 2006 (No. 333-132370-01).

4.12
Second Supplemental Indenture, dated as of December 20, 2012, among Citigroup Funding Inc., the Company and The Bank of New York Mellon, as successor trustee to JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 21, 2012 (No. 001-09924).

4.13
Indenture, dated as of July 23, 2004, between the Company and JPMorgan Chase Bank, as trustee, incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-3 filed July 2, 2004 (No. 333-117615).

4.14
Warrant Agreement (relating to Warrants (expiring January 4, 2019)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed January 26, 2011 (File No. 001-09924).

4.15	Specimen Warrant for 255,033,142 Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed January 26, 2011 (File No. 001-09924).

4.16
Warrant Agreement (relating to Warrants (expiring October 28, 2018)), dated as of January 25, 2011, between the Company and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed January 26, 2011 (File No. 001-09924).

4.17	Specimen Warrant for 210,084,034 Warrants, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed January 26, 2011 (File No. 001-09924).

4.18
Form of Capital Securities Guarantee Agreement between the Company, as Guarantor, and The Bank of New York Mellon, as Guarantee Trustee, incorporated by reference to Exhibit 4.32 to the Company's Registration Statement on Form S-3 filed July 2, 2004 (File No. 333-117615).

4.19	Specimen Physical Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2011 (File No. 001-09924).

10.01.1*
Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated (the “Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.(G) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-05378).

10.01.2*
Amendment to the Citibank Supplemental ERISA Plan (the “1999 Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.21.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-09924) (the “Company’s 1999 10-K”).

10.01.3*
Amendment to the 1999 Amended Citibank Supplemental ERISA Plan (the “2005 Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.04.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-09924).

10.01.4*
Amendment to the 2005 Amended Citibank Supplemental ERISA Plan, as amended January 1, 2009 (the “2009 Amended Citibank Supplemental ERISA Plan”), incorporated by reference to Exhibit 10.01.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-09924) (the “Company’s 2009 10-K”).

10.01.5*	Nonqualified Plan Amendment to the 2009 Amended Citibank Supplemental ERISA Plan, approved November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

10.01.6*
Amendment No. 4 to the 2009 Amended Citibank Supplemental ERISA Plan, approved December 21, 2012, incorporated by reference to Exhibit 10.01.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-09924) (the “Company’s 2012 10-K”).

10.02*
Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-09924).

10.03.1*
Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2005 (File No. 001-09924).

10.03.2*
Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-09924).

10.04*
Citigroup 1999 Stock Incentive Plan (as amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.15 to the Company’s Annual Report for the fiscal year ended December 31, 2008 (File No. 001-09924) (the “Company’s 2008 10-K”).

10.05.1*
Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2009), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (File No. 001-09924) (the “Company’s September 30, 2009 10-Q”).

10.05.2*	Form of Citigroup Equity or Deferred Cash Award Agreement (effective November 1, 2010), incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2009 10-Q.

10.05.3*
Form of Citigroup Inc. 2012 Discretionary Incentive and Retention Award Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-09924) (the “Company’s September 30, 2011 10-Q”).

10.05.4*
Form of Citigroup Inc. 2013 CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 001-09924).

10.05.5*
Form of Citigroup Inc. 2014 CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-09924).

10.06*
Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2006 (File No. 001-09924).

10.07*
Citigroup Inc. Non-Employee Directors Compensation Plan (effective as of January 1, 2008), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 001-09924).

10.08*	Aircraft Time Sharing Agreement, dated December 19, 2012, between Citiflight, Inc. and Michael Corbat, incorporated by reference to Exhibit 10.10.2 to the Company’s 2012 10-K.

10.09*+	Aircraft Time Sharing Agreement, dated January 14, 2014, between Citiflight, Inc. and Michael Corbat.

10.10
Form of Addendum to Indemnification Agreement dated December 16, 2008 between the Company and each member of its Board of Directors, incorporated by reference to Exhibit 10.44 to the Company’s 2008 10-K.

10.11*	Form of Citigroup Executive Premium Price Option Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 001-09924).

10.12.1*	Citicorp Deferred Compensation Plan, effective October 1995, incorporated by reference to Exhibit 10 to Citicorp’s Registration Statement on Form S-8 filed February 15, 1996 (File No. 333-00983).

10.12.2*	Amendment to the Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10.18.2 to the Company’s 1999 10-K.

10.12.3*	Amendment to the Citicorp Deferred Compensation Plan, effective as of September 28, 2001, incorporated by reference to Exhibit 10.17.3 to the Company’s 2001 10-K.

10.12.4*	Nonqualified Plan Amendment to the Citicorp Deferred Compensation Plan, adopted November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

10.13
Global Selling Agency Agreement, dated November 13, 2013, among, the Company, Citigroup Global Markets Inc., INCAPITAL LLC, Merrill Lynch, Pierce Fenner & Smith Incorporated, UBS Financial Services Inc. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 13, 2013 (File No. 001-09924).

10.14.1*
Letter Agreement, dated April 5, 2010, between the Company and Dr. Robert L. Joss (the “Joss Letter Agreement”), incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (File No. 001-09924) (the “Company’s March 31, 2010 10-Q”).

10.14.2*
Joss Letter Agreement Renewal, dated October 28, 2010, between the Company and Dr. Robert L. Joss, incorporated by reference to Exhibit 10.43.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 001-09924) (the “Company’s 2010 10-K”).

10.14.3*	Joss Letter Agreement Renewal, dated January 1, 2012, between the Company and Dr. Robert L. Joss, incorporated by reference to Exhibit 10.18.3 to the Company’s 2012 10-K.

10.14.4*+	Joss Letter Agreement Renewal, dated December 13, 2013, between the Company and Dr. Robert L. Joss.

10.15*
Individual Employment Contract, dated November 8, 1971, between Banco Nacional de Mexico, S.A. and Manuel Medina-Mora (English translation), incorporated by reference to Exhibit 10.07 to the Company’s March 31, 2010 10-Q.

10.16*
Form of Citi Long-Term Restricted Stock Award Agreement (effective November 1, 2010), incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (File No. 001-09924).

10.17*	Citigroup Inc. 2010 Key Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.50 to the Company’s 2010 10-K.

10.18*	Form of Citigroup Inc. 2010 Key Employee Profit Sharing Plan Award Agreement, incorporated by reference to Exhibit 10.51 to the Company’s 2010 10-K.

10.19*	Citigroup Inc. 2010 Key Risk Employee Plan, incorporated by reference to Exhibit 10.52 to the Company’s 2010 10-K.

10.20*	Form of Citigroup Inc. 2010 Key Risk Employee Plan Award Agreement, incorporated by reference to Exhibit 10.53 to the Company’s 2010 10-K.

10.21*
Citigroup Inc. 2011 Key Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 001-09924) (the “Company’s March 31, 2011 10-Q”).

10.22*	Citigroup Inc. 2011 Key Employee Profit Sharing Plan Award Agreement, incorporated by reference to Exhibit 10.02 to the Company’s March 31, 2011 10-Q.

10.23*
Form of Citigroup Inc. Employee Option Grant Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 001-09924).

10.24*
Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 24, 2013), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2013 (File No. 001-09924).

10.25*	2011 Citigroup Executive Performance Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 26, 2011 (File No. 001-09924).

10.26*
Letter Agreement, dated December 21, 2011, between Citigroup Inc. and Michael Corbat, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2011 (File No. 001-09924).

10.27*+	Citigroup Inc. Deferred Cash Award Plan (as Amended and Restated Effective as of January 1, 2014).

10.28*+	Citi Discretionary Incentive and Retention Award Plan (as Amended and Restated Effective as of January 1, 2014).

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

21.01+	Subsidiaries of the Company.

23.01+	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.01+	Powers of Attorney.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	List of Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934.

101.01+
Financial statements from the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2013, filed March 3, 2014, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2013 Annual Report on Form 10-K) to security holders who make written request to Citigroup Inc., Corporate Governance, 153 East 53rd Street, 19th Floor, New York, New York 10022.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.