Form 10-Q
period 2014-03-31
CITIGROUP INC
filed 2014-05-02
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Common stock outstanding as of March 31, 2014: 3,037,785,008
Available on the web at www.citigroup.com

Inside Cover Page

CITIGROUP INC FIRST QUARTER 2014— FORM 10-Q

OVERVIEW

Citigroup’s history dates back to the founding of Citibank in 1812. Citigroup’s original corporate predecessor was incorporated in 1988 under the laws of the State of Delaware. Following a series of transactions over a number of years, Citigroup Inc. was formed in 1998 upon the merger of Citicorp and Travelers Group Inc.
Citigroup is a global diversified financial services holding company, whose businesses provide consumers, corporations, governments and institutions with a broad range of financial products and services, including consumer banking and credit, corporate and investment banking, securities brokerage, trade and securities services and wealth management. Citi has approximately 200 million customer accounts and does business in more than 160 countries and jurisdictions.
Citigroup currently operates, for management reporting purposes, via two primary business segments: Citicorp, consisting of Citi’s Global Consumer Banking businesses and Institutional Clients Group; and Citi Holdings, consisting of businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. For a further description of the business segments and the products and services they provide, see “Citigroup Segments” below, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 to the Consolidated Financial Statements.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.
This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2014 (2013 Annual Report on Form 10-K). Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.
Certain reclassifications, including a realignment of certain businesses, have been made to the prior periods’ financial statements to conform to the current period’s presentation. For information on certain recent such reclassifications, see “Citigroup Segments” below and Note 3 to the Consolidated Financial Statements.

As described above, Citigroup is managed pursuant to the following segments:
* Effective in the first quarter of 2014, certain business activities within the ICG segment were realigned and aggregated as Banking and Markets and Securities Services. The change was due to the realignment of the management structure within the ICG segment and had no impact on any total segment-level information. For additional information, see Citi’s Form 8-K furnished with the SEC on April 2, 2014 and Note 3 to Notes to Consolidated Financial Statements.

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2014—Steady Progress on Execution Priorities and Strategy Despite Continued Challenging Operating Environment
Citi’s results for the first quarter of 2014 continued to reflect a challenging operating environment. Compared to the prior-year period, results reflected significantly lower mortgage origination volumes in North America, an uncertain macro environment which negatively impacted fixed income markets within the Institutional Clients Group (ICG), and ongoing spread compression globally. Citi expects these factors will continue to negatively affect the operating environment and Citi’s results during the remainder of 2014. In addition, legal and related expenses remained elevated in the first quarter of 2014 as Citi continues to work through its “legacy” legal issues within Citi Holdings. Legal and related expenses are likely to remain elevated during the remainder of 2014 as Citi works through these and other issues. For a more detailed discussion of these and other risks that could impact Citi’s businesses, results of operations and financial condition during 2014, see “Risk Factors” in Citi’s 2013 Annual Report on Form 10-K.
Despite these challenges, Citi made progress on its execution priorities, including:

•
Efficient resource allocation, including disciplined expense management: during the first quarter of 2014, Citi benefitted from savings resulting from its previously-announced repositioning actions, efforts to simplify and streamline the organization as well as improved productivity.

•
Continued focus on the wind down of Citi Holdings and getting Citi Holdings closer to “break even”: Citi Holdings’ assets declined by $35 billion, or 23%, from the prior-year period, and the net loss was reduced by approximately 65%. Citi also was able to resolve certain legacy legal issues relating to private-label securitization representation and warranty repurchase claims (see discussion below).

•	Utilization of deferred tax assets (DTAs): Citi reduced its DTAs by approximately $1.1 billion during the first quarter of 2014 (for additional information, see “Income Taxes” below).

While making progress on its execution priorities during the quarter, on March 26, 2014, the Federal Reserve Board announced that it objected to the capital plan submitted by Citi as part of the 2014 Comprehensive Capital Analysis and Review (CCAR), meaning Citi will not be able to increase its return of capital to shareholders as it had requested. Citi will be permitted, however, to continue with its current capital actions through the first quarter of 2015 (a $1.2 billion common stock repurchase program and a common stock dividend of $0.01 per share per quarter, subject to Board of

Directors’ approval). Citi is committed to addressing the Federal Reserve Board’s concerns, expectations and requirements and, at this time, is focused on the 2015 CCAR process. See also “Risk Factors—Business and Operational Risks” in Citi’s 2013 Annual Report on Form 10-K.

First Quarter of 2014 Summary Results

Citigroup
Citigroup reported first quarter net income of $3.9 billion or $1.23 per diluted share, compared to $3.8 billion or $1.23 per share in the first quarter of 2013. Results in the first quarter of 2014 included a credit valuation adjustment (CVA) on derivatives (counterparty and own-credit), net of hedges, and debt valuation adjustment (DVA) on Citi’s fair value option debt of $7 million ($4 million after-tax), compared to a negative $319 million (negative $198 million after-tax) in the first quarter of 2013. Results in the first quarter of 2014 also included a $210 million tax charge, recorded in Corporate/Other, related to corporate tax reforms enacted in two states. These reforms lowered marginal tax rates, resulting in a reduction in Citigroup’s state deferred tax assets (for additional information on the impact of these reforms on Citi’s DTAs and effective tax rate during the current quarter, see “Income Taxes” below).
Excluding CVA/DVA in both periods and the tax item in the first quarter of 2014, Citi reported net income of $4.1 billion in the first quarter of 2014, or $1.30 per diluted share, compared to $4.0 billion, or $1.29 per share, in the prior-year period. The year-over-year increase was driven by lower operating expenses and lower net credit losses, partially offset by lower revenues and a higher effective tax rate (for additional information, see “Income Taxes” below).
Citi’s revenues, net of interest expense, were $20.1 billion in the first quarter of 2014, down 1% versus the prior-year period. Excluding CVA/DVA, revenues were $20.1 billion, down 2% from the first quarter of 2013, as revenues in Citicorp declined 5% while Citi Holdings revenues increased 58% compared to the prior-year period. Net interest revenues of $11.8 billion were 1% higher than in the prior-year period, principally driven by lower funding costs in Citi Holdings. Excluding CVA/DVA, non-interest revenues were $8.4 billion, down 6% from the prior-year period, principally driven by lower revenues in ICG and North America Regional Consumer Banking (RCB) in Citicorp, partially offset by higher non-interest revenues in Citi Holdings.

Operating Expenses
Citigroup expenses decreased 1% versus the prior-year period to $12.1 billion, driven by efficiency savings and the overall decline in Citi Holdings assets, partially offset by higher regulatory and compliance costs, legal and related expenses and repositioning charges in the current quarter. Citi incurred legal and related costs of $945 million (compared to $710 million in the prior-year period) and repositioning charges of $211 million (compared to $148 million in the prior-year period). Excluding legal and related costs, repositioning charges and the impact of foreign exchange translation into U.S. dollars for reporting purposes (FX translation), which lowered reported expenses by approximately $170 million in the first quarter of 2014 as compared to the prior-year period, operating expenses were $11.0 billion compared to $11.3 billion in the prior-year period. Citi expects its repositioning charges in the second quarter of 2014 will remain elevated, due in part to the acceleration of its restructuring efforts in Korea.
Citicorp’s expenses were $10.6 billion, down 2% from the prior-year period, primarily reflecting efficiency savings, partially offset by higher regulatory and compliance costs, legal and related costs and repositioning charges in the current quarter. Citi Holdings’ expenses increased 2% versus the prior-year period to $1.5 billion, primarily due to higher legal and related expenses, partially offset by the continued decline in assets and the resulting decline in operating expenses.

Credit Costs and Allowance for Loan Losses
Citi’s total provisions for credit losses and for benefits and claims of $2.0 billion declined 20% from the first quarter of 2013. Net credit losses of $2.4 billion were down 15% versus the prior-year period. Consumer net credit losses declined 19% to $2.3 billion, reflecting improvements in the North America mortgage portfolio within Citi Holdings, as well as North America Citi-branded cards in Citicorp. Corporate net credit losses increased to $145 million from $45 million in the prior-year period. Corporate net credit losses in the first quarter of 2014 included approximately $113 million of incremental net credit losses related to the Pemex supplier program in Mexico (for additional information, see “Institutional Clients Group” below).
The net release of allowance for loan losses and unfunded lending commitments was $673 million in the first quarter of 2014, compared to a $650 million release in the prior-year period. Citicorp’s net reserve release increased 10% to $328 million, primarily due to a higher reserve release in ICG, partially offset by a lower reserve release in North America RCB. Citi Holdings’ net reserve release decreased 2% to $345 million, substantially all of which related to the North America mortgage portfolio.
Citigroup’s total allowance for loan losses was $18.9 billion at quarter end, or 2.87% of total loans, compared to $23.7 billion, or 3.70%, at the end of the prior-year period. The decline in the total allowance for loan losses reflected the continued wind down of Citi Holdings and overall continued improvement in the credit quality of the loan portfolios.
The Consumer allowance for loan losses was $16.5 billion, or 4.29% of total Consumer loans, at quarter end, compared to $20.9 billion, or 5.32% of total loans, at March 31, 2013. Total non-accrual assets fell to $9.0 billion, a 19% reduction compared to March 31, 2013. Corporate non-accrual loans declined 35% to $1.6 billion, while Consumer non-accrual loans declined 14% to $7.0 billion, both reflecting the continued improvement in credit trends.

Capital
Citi continued to grow its regulatory capital during the first quarter of 2014, primarily through net income and a further reduction of its DTAs. Citigroup’s estimated Tier 1 Capital and Tier 1 Common ratios under Basel III were 11.1% and 10.5% as of March 31, 2014, respectively, compared to 9.6% and 9.3% as of March 31, 2013. Citigroup’s estimated Basel III Supplementary Leverage ratio for the first quarter of 2014 was 5.6%. For additional information on Citi’s estimated Basel III Tier 1 Common ratio, Supplementary Leverage ratio and related components, see “Capital Resources” below.

Citicorp
Citicorp net income decreased 8% from the prior-year period to $4.2 billion. CVA/DVA, recorded in the ICG, was negative $7 million (negative $4 million after-tax) in the first quarter of 2014, compared to negative $310 million (negative $192 million after-tax) in the prior-year period (for a summary of CVA/DVA by business within ICG for the first quarters of 2014 and 2013, see “Institutional Clients Group” below).
Excluding CVA/DVA and the tax item described above, Citicorp’s net income was $4.4 billion, down 8% from the prior-year period, as lower revenues were partially offset by lower operating expenses and lower cost of credit.
Citicorp revenues, net of interest expense, decreased 3% from the prior-year period to $18.7 billion. Excluding CVA/DVA, Citicorp revenues were $18.7 billion in the first quarter of 2014, down 5% from the prior-year period. Global Consumer Banking (GCB) revenues of $9.3 billion declined 5% versus the prior-year period. North America RCB revenues declined 6% to $4.8 billion, driven by lower mortgage origination revenues in retail banking due to the significant decline in U.S. mortgage refinancing activity as well as ongoing spread compression, partially offset by higher revenues in Citi retail services, reflecting the impact of the Best Buy portfolio acquisition. North America RCB average deposits of $171 billion grew 4% year-over-year and average retail loans of $45 billion grew 4%. Average card loans of $111 billion increased 4%, and purchase sales of $56 billion increased 5% versus the prior-year period. For additional information on the results of operations of North America RCB for the first quarter of 2014, see “Global Consumer Banking—North America Regional Consumer Banking” below.
International GCB revenues (consisting of Asia RCB, Latin America RCB and EMEA RCB) decreased 3% versus the prior-year period to $4.5 billion. Excluding the impact of FX translation, international GCB revenues rose 3% from the prior-year period, driven by 5% revenue growth in Latin America RCB and 1% growth in Asia RCB, partially offset by a 2% decline in EMEA RCB (for the impact of FX translation on the first quarter of 2014 results of operations for each of EMEA RCB, Latin America RCB, and Asia RCB, see the table accompanying the discussion of each respective business’ results of operations below). This growth in international RCB revenues, excluding the impact of FX translation, mainly reflected volume growth in Latin America RCB and growth in fees in Asia RCB, partially offset by continued spread compression as well as the market exits in EMEA RCB, the impact of regulatory changes in certain markets and the ongoing repositioning of Citi’s franchise in Korea. For additional information on the results of operations of EMEA RCB, Latin America RCB and Asia RCB for the first quarter of 2014, see “Global Consumer Banking” below.
Year-over-year, international GCB average deposits were unchanged, while average retail loans increased 8%, investment sales increased 2%, average card loans increased 3%, and international card purchase sales increased 4%, all excluding the impact of FX translation as well as approximately $2.8 billion of Credicard loans in Brazil, which was moved to discontinued operations in Corporate/Other in the second quarter of 2013.
ICG revenues were $9.2 billion in the first quarter of 2014, down 4% from the prior-year period. Excluding CVA/DVA, ICG revenues were $9.2 billion, or 7% lower than the prior-year period. Banking revenues of $4.1 billion increased 1% from the prior-year period, primarily reflecting growth in corporate lending and private bank revenues, partially offset by lower investment banking revenues. Investment banking revenues decreased 10% versus the prior-year period, driven by a 19% decline in debt underwriting revenues to $578 million and a 14% decline in advisory revenues to $175 million, partially offset by 20% growth in equity underwriting revenues to $299 million. Private bank revenues, excluding CVA/DVA, increased 6% to $668 million from the prior-year period, driven by growth in investments and capital market products. Corporate lending revenues increased 28% to $398 million, including $17 million of mark-to-market losses on hedges related to accrual loans compared to a $24 million loss in the prior-year period. Excluding the mark-to-market impact on hedges related to accrual loans, corporate lending revenues rose 24% versus the prior-year period to $415 million as higher loan balances and lower funding costs were partially offset by lower loan yields. Treasury and trade solutions revenues increased 1% versus the prior-year period as growth in fees and volumes were partially offset by the ongoing impact of spread compression globally.
Markets and securities services revenues of $5.2 billion, excluding CVA/DVA, declined 12% from the prior-year period. Fixed income markets revenues of $3.9 billion, excluding CVA/DVA, declined 18% from the prior-year period, reflecting the uncertain global macro environment as well as strong performance in the prior-year period in securitized products and local markets rates and currencies. Equity markets revenues of $883 million, excluding CVA/DVA, were up 13% versus the prior-year period, driven by improved derivatives revenues. Securities services revenues declined 1% to $561 million versus the prior-year period reflecting lower net interest revenue, partially offset by an increase in assets under custody and overall customer activity. For additional information on the results of operations of ICG for the first quarter of 2014, see “Institutional Clients Group” below.
Corporate/Other revenues increased to $141 million from $6 million in the prior-year period, mainly reflecting higher investment revenues and hedging activities. For additional information on the results of operations of Corporate/Other for the first quarter of 2014, see “Corporate/Other” below.
Citicorp end-of-period loans increased 7% versus the prior-year period to $575 billion, with 2% growth in Consumer loans and 12% growth in Corporate loans.

Citi Holdings
Citi Holdings’ net loss was $284 million in the first quarter of 2014 compared to a net loss of $804 million in the first quarter of 2013. The improvement in the net loss was due to higher revenues and lower net credit losses, partially offset by the increase in expenses driven by higher legal and related costs.
Citi Holdings’ revenues increased 61% to $1.5 billion from the prior-year period. Excluding CVA/DVA ($14 million in the current quarter, compared to a negative $9 million in the prior-year period), Citi Holdings revenues increased 58% to $1.4 billion from the prior-year period. Net interest revenues increased 20% year-over-year to $903 million, largely driven by lower funding costs. Non-interest revenues, excluding CVA/DVA, increased to $539 million from $161 million in the prior-year period, driven by the absence of repurchase reserve builds for representation and warranty claims in the first quarter of 2014, as well as higher levels of mark-to-market gains and a gain on a debt transaction that Citi does not expect to recur in future periods. For additional information on the results of operations of Citi Holdings for the first quarter of 2014, see “Citi Holdings” below.
Citi Holdings’ assets were $114 billion, 23% below the prior-year period, and represented approximately 6% of Citi’s total GAAP assets and 17% of its estimated risk-weighted assets under Basel III (based on the “Advanced Approaches” for determining risk-weighted assets).

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per-share amounts and ratios	2014	2013	% Change
Net interest revenue	$11,759	$11,630	1%
Non-interest revenue	8,365	8,618	(3)
Revenues, net of interest expense	$20,124	$20,248	(1)%
Operating expenses	12,149	12,288	(1)
Provisions for credit losses and for benefits and claims	1,974	2,459	(20)
Income from continuing operations before income taxes	$6,001	$5,501	9%
Income taxes	2,050	1,570	31
Income from continuing operations	$3,951	$3,931	1%
Income (loss) from discontinued operations, net of taxes (1)	37	(33)	NM
Net income before attribution of noncontrolling interests	$3,988	$3,898	2%
Net income attributable to noncontrolling interests	45	90	(50)
Citigroup’s net income	$3,943	$3,808	4%
Less:
Preferred dividends-Basic	$124	$4	NM
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	62	72	(14)%
Income allocated to unrestricted common shareholders for Basic EPS	$3,757	$3,732	1%
Income allocated to unrestricted common shareholders for diluted EPS	$3,757	$3,732	1
Earnings per share
Basic
Income from continuing operations	$1.22	$1.24	(2)%
Net income	1.24	1.23	1
Diluted
Income from continuing operations	$1.22	$1.24	(2)%
Net income	1.23	1.23	—
Dividends declared per common share	0.01	0.01	—

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

Citigroup Inc. and Consolidated Subsidiaries
	First Quarter
In millions of dollars, except per-share amounts, ratios and direct staff	2014	2013	% Change
At March 31:
Total assets	$1,894,736	$1,881,734	1%
Total deposits	966,263	933,762	3
Long-term debt	222,747	234,326	(5)
Citigroup common stockholders’ equity	201,244	190,222	6
Total Citigroup stockholders’ equity	208,462	193,359	8
Direct staff (in thousands)	248	257	(4)
Ratios
Return on average assets	0.85%	0.82%
Return on average common stockholders’ equity (2)	7.8	8.2
Return on average total stockholders’ equity (2)	7.8	8.1
Efficiency ratio	60	61
Tier 1 Common (3)	14.59%	N/A
Tier 1 Capital (3)	14.59	N/A
Total Capital (3)	17.30	N/A
Tier 1 Leverage (4)	8.87	N/A
Estimated Basel III Tier 1 Common (5)	10.47%	9.34%
Estimated Basel III Tier 1 Capital (5)	11.12	9.58
Estimated Basel III Total Capital (5)	12.53	12.25
Estimated Basel III Supplementary Leverage Ratio (5)	5.61	N/A
Citigroup common stockholders’ equity to assets	10.62%	10.11%
Total Citigroup stockholders’ equity to assets	11.00	10.28
Dividend payout ratio (6)	0.8	0.8
Book value per common share	$66.25	$62.51	6%
Ratio of earnings to fixed charges and preferred stock dividends	2.57x	2.23x

(1)
Discontinued operations include Credicard, Citi Capital Advisors and Egg Banking credit card business. See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

(2)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(3)
The capital ratios reflect the capital (numerator) as derived under the transition provisions of the final U.S. Basel III rules, which became effective January 1, 2014, and risk-weighted assets (denominator) as derived under the Basel I credit risk and Basel II.5 market risk capital rules.

(4)	The leverage ratio represents Tier 1 Capital divided by quarterly adjusted average total assets.

(5)
Citi’s estimated Basel III ratios and related components as of March 31, 2014 are based on the final U.S. Basel III rules, and with full implementation assumed for capital components; and the estimated Basel III risk-weighted assets are based on the “advanced approaches” for determining total risk-weighted assets.

(6) Dividends declared per common share as a percentage of net income per diluted share.
N/A Not available.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
The following tables show the income (loss) and revenues for Citigroup on a segment and business view:
CITIGROUP INCOME

	First Quarter		% Change
In millions of dollars	2014	2013
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,020	$1,074	(5)%
EMEA	15	1	NM
Latin America	311	356	(13)
Asia	381	394	(3)
Total	$1,727	$1,825	(5)%
Institutional Clients Group
North America	$1,289	$1,256	3%
EMEA	779	654	19
Latin America	341	472	(28)
Asia	556	688	(19)
Total	$2,965	$3,070	(3)%
Corporate/Other	$(458)	$(165)	NM
Total Citicorp	$4,234	$4,730	(10)%
Citi Holdings	$(283)	$(799)	65%
Income from continuing operations	$3,951	$3,931	1%
Discontinued operations	$37	$(33)	NM
Net income attributable to noncontrolling interests	45	90	(50)%
Citigroup’s net income	$3,943	$3,808	4%
NM Not meaningful

CITIGROUP REVENUES

	First Quarter		% Change
In millions of dollars	2014	2013
CITICORP
Global Consumer Banking
North America	$4,783	$5,110	(6)%
EMEA	347	368	(6)
Latin America	2,268	2,308	(2)
Asia	1,895	1,960	(3)
Total	$9,293	$9,746	(5)%
Institutional Clients Group
North America	$3,558	$3,577	(1)%
EMEA	2,782	2,753	1
Latin America	1,102	1,223	(10)
Asia	1,792	2,038	(12)
Total	$9,234	$9,591	(4)%
Corporate/Other	$141	$6	NM
Total Citicorp	$18,668	$19,343	(3)%
Citi Holdings	$1,456	$905	61%
Total Citigroup net revenues	$20,124	$20,248	(1)%
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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of Regional Consumer Banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Banking and Markets and Securities Services). Citicorp also includes Corporate/Other. At March 31, 2014, Citicorp had approximately $1.8 trillion of assets and $937 billion of deposits, representing 94% of Citi’s total assets and 97% of Citi’s total deposits, respectively.

	First Quarter
In millions of dollars except as otherwise noted	2014	2013	% Change
Net interest revenue	$10,856	$10,877	—%
Non-interest revenue	7,812	8,466	(8)
Total revenues, net of interest expense	$18,668	$19,343	(3)%
Provisions for credit losses and for benefits and claims
Net credit losses	$1,920	$1,948	(1)%
Credit reserve build (release)	(305)	(317)	4
Provision for loan losses	$1,615	$1,631	(1)%
Provision for benefits and claims	53	63	(16)
Provision for unfunded lending commitments	(23)	18	NM
Total provisions for credit losses and for benefits and claims	$1,645	$1,712	(4)%
Total operating expenses	$10,605	$10,771	(2)%
Income from continuing operations before taxes	$6,418	$6,860	(6)%
Income taxes	2,184	2,130	3
Income from continuing operations	$4,234	$4,730	(10)%
Income (loss) from discontinued operations, net of taxes	37	(33)	NM
Noncontrolling interests	44	85	(48)
Net income	$4,227	$4,612	(8)%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,781	$1,733	3%
Average assets	1,773	1,734	2
Return on average assets	0.97%	1.08%
Efficiency ratio (Operating expenses/Total revenues)	57	56
Total EOP loans	$575	$539	7
Total EOP deposits	937	868	8
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical Regional Consumer Banking (RCB) businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 3,601 branches in 36 countries around the world as of March 31, 2014. For the three months ended March 31, 2014, GCB had approximately $397 billion of average assets and $330 billion of average deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. As of March 31, 2014, Citi had consumer banking operations in 121, or 81%, of the world’s top 150 cities. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. Consistent with its overall strategy, Citi intends to continue to optimize its branch footprint and further concentrate its presence in major metropolitan areas.

	First Quarter		% Change
In millions of dollars except as otherwise noted	2014	2013
Net interest revenue	$7,056	$7,166	(2)%
Non-interest revenue	2,237	2,580	(13)
Total revenues, net of interest expense	$9,293	$9,746	(5)%
Total operating expenses	$5,190	$5,352	(3)%
Net credit losses	$1,786	$1,909	(6)%
Credit reserve build (release)	(218)	(340)	36
Provision (release) for unfunded lending commitments	(3)	15	NM
Provision for benefits and claims	53	63	(16)
Provisions for credit losses and for benefits and claims	$1,618	$1,647	(2)%
Income from continuing operations before taxes	$2,485	$2,747	(10)%
Income taxes	758	922	(18)
Income from continuing operations	$1,727	$1,825	(5)%
Noncontrolling interests	8	5	60
Net income	$1,719	$1,820	(6)%
Balance Sheet data (in billions of dollars)
Average assets	$397	$400	(1)%
Return on average assets	1.76%	1.86%
Efficiency ratio	56	55
Total EOP assets	$398	$403	(1)
Average deposits	330	330	—
Net credit losses as a percentage of average loans	2.45%	2.70%
Revenue by business	.
Retail banking	$4,017	$4,532	(11)%
Cards (1)	5,276	5,214	1
Total	9,293	9,746	(5)%
Income from continuing operations by business
Retail banking	$436	$667	(35)%
Cards (1)	1,291	1,158	11
Total	$1,727	$1,825	(5)%
(Table continues on next page.)

Foreign Currency (FX) Translation Impact
Total revenue-as reported	$9,293	$9,746	(5)%
Impact of FX translation (2)	—	(247)
Total revenues-ex-FX	$9,293	$9,499	(2)%
Total operating expenses-as reported	$5,190	$5,352	(3)%
Impact of FX translation (2)	—	(140)
Total operating expenses-ex-FX	$5,190	$5,212	—%
Total provisions for LLR & PBC-as reported	$1,618	$1,647	(2)%
Impact of FX translation (2)	—	(51)
Total provisions for LLR & PBC-ex-FX	$1,618	$1,596	1%
Net income-as reported	$1,719	$1,820	(6)%
Impact of FX translation (2)	—	(32)
Net income-ex-FX	$1,719	$1,788	(4)%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the first quarter of 2014 average exchange rates for all periods presented.
NM Not meaningful

NORTH AMERICA REGIONAL CONSUMER BANKING
North America Regional Consumer Banking (NA RCB) provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small- to mid-size businesses in the U.S. NA RCB’s 962 retail bank branches as of March 31, 2014 are largely concentrated in the greater metropolitan areas of New York, Los Angeles, San Francisco, Chicago, Miami, Washington, D.C., Boston, Philadelphia, Dallas, Houston, San Antonio and Austin.
At March 31, 2014, NA RCB had approximately 12.1 million customer accounts, $45.0 billion of retail banking loans and $172.6 billion of deposits. In addition, NA RCB had approximately 112.2 million Citi-branded and Citi retail services credit card accounts, with $109.1 billion in outstanding card loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2014	2013
Net interest revenue	$4,186	$4,151	1%
Non-interest revenue	597	959	(38)
Total revenues, net of interest expense	$4,783	$5,110	(6)%
Total operating expenses	$2,431	$2,495	(3)%
Net credit losses	$1,103	$1,255	(12)%
Credit reserve build (release)	(271)	(370)	27
Provisions for benefits and claims	6	14	(57)
Provision for unfunded lending commitments	2	—	—%
Provisions for credit losses and for benefits and claims	$840	$899	(7)%
Income from continuing operations before taxes	$1,512	$1,716	(12)%
Income taxes	492	642	(23)
Income from continuing operations	$1,020	$1,074	(5)%
Noncontrolling interests	1	—	—
Net income	$1,019	$1,074	(5)%
Balance Sheet data (in billions of dollars)
Average assets	$178	$176	1%
Return on average assets	2.32%	2.47%
Efficiency ratio	51	49
Average deposits	$171	$164	4
Net credit losses as a percentage of average loans	2.87%	3.40%
Revenue by business
Retail banking	$1,139	$1,573	(28)%
Citi-branded cards	2,019	2,026	—
Citi retail services	1,625	1,511	8
Total	$4,783	$5,110	(6)%
Income from continuing operations by business
Retail banking	$17	$212	(92)%
Citi-branded cards	566	432	31
Citi retail services	437	430	2
Total	$1,020	$1,074	(5)%

NM Not meaningful

1Q14 vs. 1Q13
Net income decreased 5%, mainly driven by lower revenues and lower loan loss reserve releases, partially offset by lower expenses and net credit losses as well as a lower effective tax rate due to changes in state and local taxes.
Revenues decreased 6% primarily due to lower retail banking revenues, partially offset by higher retail services revenues. Retail banking revenues of $1.1 billion declined 28% due to lower mortgage origination revenues driven by significantly lower U.S. mortgage refinancing activity due to higher interest rates, partially offset by a sale-leaseback gain (approximately $70 million) related to the sale and leaseback of 90 Citibank, N.A. branches in California during the current quarter. In addition, retail banking continued to experience ongoing spread compression in the deposit portfolios within the consumer and commercial banking businesses. Partially offsetting the spread compression was growth in average deposits (4%), average commercial loans (9%) and average retail loans (4%). While Citi believes mortgage revenues have broadly stabilized, retail banking revenues will likely continue to be negatively impacted during the remainder of 2014 by the lower mortgage origination revenues and spread compression in the deposit portfolios.
Cards revenues increased 3%. In Citi-branded cards, revenues were unchanged at $2.0 billion as higher purchase sales (4% increase from the prior-year period) and continued improvement in net interest spreads (reflecting higher yields, as promotional balances continued to represent a smaller percentage of the portfolio total, as well as lower funding costs) were offset by a 3% decline in average loans. Citi-branded cards net interest revenue was unchanged, as the higher net interest spreads were offset by the decline in average loans, reflecting the continued emphasis on reducing promotional balances and increased payment rates. Citi-branded cards non-interest revenue declined 2% due to higher affinity rebates.
Citi retail services revenues increased 8% primarily due to an increase in net interest revenues driven by the Best Buy portfolio acquisition in September 2013, partially offset by continued declines in non-interest revenue driven by improving credit and the resulting impact on contractual partner payments. Citi retail services net interest revenues increased 10% driven by a 19% increase in average loans, primarily due to the Best Buy acquisition, and lower funding costs, partially offset by the continued decline in net interest spreads due to the higher percentage of promotional balances within the portfolio, which Citi expects could continue in the near term. Purchase sales in retail services increased 9% from the prior-year period, driven by the acquisition of the Best Buy portfolio.
Expenses decreased 3%, reflecting ongoing cost reduction initiatives, partially offset by an increase in retail services expenses due to the impact of the Best Buy portfolio acquisition. Ongoing cost reduction initiatives included the repositioning of the mortgage business due to the decline in mortgage refinancing activity, as well as ongoing rationalization of the branch footprint, including reducing the number of overall branches.

Provisions decreased 7%, as lower net credit losses in the Citi-branded cards and Citi retail services portfolios were partially offset by lower loan loss reserve releases ($271 million in the first quarter of 2014 compared to $370 million in the prior-year period), primarily related to cards, as well as reserve builds for new loans originated in the Best Buy portfolio. Citi expects loan loss reserve releases in the cards portfolios to continue in the near term, but likely at lower levels than prior periods as net credit losses have generally stabilized in these portfolios.

EMEA REGIONAL CONSUMER BANKING

EMEA Regional Consumer Banking (EMEA RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, primarily in Central and Eastern Europe and the Middle East. The countries in which EMEA RCB has the largest presence are Poland, Russia and the United Arab Emirates.
At March 31, 2014, EMEA RCB had 161 retail bank branches with approximately 3.3 million customer accounts, $5.8 billion in retail banking loans, $13.3 billion in deposits, and 2.1 million Citi-branded card accounts with $2.4 billion in outstanding card loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2014	2013
Net interest revenue	$231	$246	(6)%
Non-interest revenue	116	122	(5)
Total revenues, net of interest expense	$347	$368	(6)%
Total operating expenses	$315	$353	(11)%
Net credit losses	$11	$29	(62)%
Credit reserve build (release)	—	(11)	100
Provision for unfunded lending commitments	—	1	(100)
Provisions for credit losses	$11	$19	(42)%
Income (loss) from continuing operations before taxes	$21	$(4)	NM
Income taxes (benefits)	6	(5)	NM
Income (loss) from continuing operations	$15	$1	NM
Noncontrolling interests	5	3	67%
Net income (loss)	$10	$(2)	NM
Balance Sheet data (in billions of dollars)
Average assets	$9	$10	(10)%
Return on average assets	0.45%	(0.08)%
Efficiency ratio	91	96
Average deposits	$13	$13	—
Net credit losses as a percentage of average loans	0.57%	1.47%
Revenue by business
Retail banking	$214	$215	—%
Citi-branded cards	133	153	(13)
Total	$347	$368	(6)%
Income (loss) from continuing operations by business
Retail banking	$(7)	$(13)	46%
Citi-branded cards	22	14	57
Total	$15	$1	NM
Foreign Currency (FX) Translation Impact
Total revenues-as reported	$347	$368	(6)%
Impact of FX translation (1)	—	(13)
Total revenues-ex-FX	$347	$355	(2)%
Total operating expenses-as reported	$315	$353	(11)%
Impact of FX translation (1)	—	(12)
Total operating expenses-ex-FX	$315	$341	(8)%
Provisions for credit losses-as reported	$11	$19	(42)%
Impact of FX translation (1)	—	(3)
Provisions for credit losses-ex-FX	$11	$16	(31)%
Net income (loss)-as reported	$10	$(2)	NM
Impact of FX translation (1)	—	3
Net income (loss)-ex-FX	$10	$1	NM

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the first quarter of 2014 average exchange rates for all periods presented.

NM	Not meaningful

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
1Q14 vs. 1Q13
Net income of $10 million compared to net income of $1 million in the prior-year period as lower expenses and lower net credit losses were partially offset by lower revenues, primarily due to the sales of Citi’s consumer operations in Turkey and Romania during 2013.
 Revenues decreased 2%, mainly driven by the lower revenues resulting from the sales of the consumer operations referenced above, partially offset by higher volumes in core markets, particularly in Russia and Poland. Net interest revenue decreased 2%, due to continued spread compression in cards and a 13% decrease in average cards loans, primarily due to the sales of the consumer operations in Turkey and Romania, partially offset by growth in average retail loans of 11%. Interest rate caps on credit cards, particularly in Poland, and the continued low interest rate environment were the main contributors to the lower net interest spreads. Citi expects continued regulatory changes, including caps on interchange rates, and spread compression to continue to negatively impact revenues in EMEA RCB during the remainder of 2014. Non-interest revenue decreased 2%, mainly reflecting lower revenues due to the sales of the consumer operations in Turkey and Romania, partially offset by higher investment fees due to an increase in the sale of higher spread products. Cards purchase sales decreased 14% and average deposits decreased 1%, each due to the sales of the consumer operations in Turkey and Romania. Excluding the impact of these divestitures, cards purchase sales increased 11% and average deposits increased 11%.
 Expenses declined 8%, primarily due to repositioning savings from the sales of the consumer operations in Turkey and Romania, partially offset by continued investment spending on new internal operating platforms and higher volume-related expenses.
 Provisions declined 31% due to a 59% decrease in net credit losses largely resulting from the sales of the consumer operations in Turkey and Romania, partially offset by the absence of a loan loss reserve release in the current quarter. Net credit losses also continued to reflect stabilizing credit quality and Citi’s strategic move toward lower-risk customers.
To date, ongoing political tensions in Russia and the Ukraine have not had a material impact on the results of operations of EMEA RCB, although future developments, including the imposition of any additional sanctions against Russian entities, business sectors, individuals or otherwise, could negatively impact the business. For additional information on Citi’s exposures in these countries, see “Managing Global Risk—Country and Cross-Border Risk” below.

LATIN AMERICA REGIONAL CONSUMER BANKING
Latin America Regional Consumer Banking (Latin America RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America RCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with nearly 1,600 branches. As part of its ongoing repositioning efforts, in April 2014, Citi signed an agreement to sell its consumer business in Honduras. The sale, which is subject to regulatory approval, includes approximately $480 million of assets and is expected to close in the second half of 2014.
At March 31, 2014, Latin America RCB had 1,940 retail branches, with approximately 31.9 million customer accounts, $30.2 billion in retail banking loans and $48.0 billion in deposits. In addition, the business had approximately 9.1 million Citi-branded card accounts with $11.7 billion in outstanding loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2014	2013
Net interest revenue	$1,505	$1,542	(2)%
Non-interest revenue	763	766	—
Total revenues, net of interest expense	$2,268	$2,308	(2)%
Total operating expenses	$1,314	$1,341	(2)%
Net credit losses	$469	$419	12%
Credit reserve build (release)	56	38	47
Provision (release) for unfunded lending commitments	(1)	—	—
Provision for benefits and claims	47	49	(4)
Provisions for loan losses and for benefits and claims (LLR & PBC)	$571	$506	13%
Income from continuing operations before taxes	$383	$461	(17)%
Income taxes	72	105	(31)
Income from continuing operations	$311	$356	(13)%
Noncontrolling interests	2	2	—
Net income	$309	$354	(13)%
Balance Sheet data (in billions of dollars)
Average assets	$80	$86	(7)%
Return on average assets	1.57%	1.75%
Efficiency ratio	58	58
Average deposits	$46	$46	—
Net credit losses as a percentage of average loans	4.58%	4.19%
Revenue by business
Retail banking	$1,498	$1,544	(3)%
Citi-branded cards	770	764	1
Total	$2,268	$2,308	(2)%
Income from continuing operations by business
Retail banking	$205	$228	(10)%
Citi-branded cards	106	128	(17)
Total	$311	$356	(13)%
Foreign Currency (FX) Translation Impact
Total revenues-as reported	$2,268	$2,308	(2)%
Impact of FX translation (1)	—	(145)
Total revenues-ex-FX	$2,268	$2,163	5%
Total operating expenses-as reported	$1,314	$1,341	(2)%
Impact of FX translation (1)	—	(83)
Total operating expenses-ex-FX	$1,314	$1,258	4%
Provisions for LLR & PBC-as reported	$571	$506	13%
Impact of FX translation (1)	—	(33)
Provisions for LLR & PBC-ex-FX	$571	$473	21%
Net income-as reported	$309	$354	(13)%
Impact of FX translation (1)	—	(17)
Net income-ex-FX	$309	$337	(8)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the first quarter of 2014 average exchange rates for all periods presented.
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

1Q14 vs. 1Q13
Net income decreased 8% as higher credit costs and higher expenses were partially offset by higher revenues.
Revenues increased 5%, primarily due to volume growth in retail banking and cards, partially offset by continued spread compression and slower overall economic growth across the region, including in Mexico, which Citi expects will continue during the remainder of 2014. Net interest revenue increased 4% due to increased volumes, partially offset by spread compression. Non-interest revenue increased 5%, primarily due to higher fees from increased business volumes in retail and cards as well as a gain on sale (approximately $40 million) related to Citi’s partial sale of its indirect investment in Banco de Chile during the current quarter. Retail banking revenues increased 3% as average loans increased 8%, investment sales increased 14% and average deposits increased 5%. Cards revenues increased 8% as average loans increased 9% and purchase sales increased 5%, excluding the impact of Credicard (see Note 2 to the Consolidated Financial Statements). This increase in overall cards revenues was partially offset by the lower economic growth and slowing cards purchase sales in Mexico due to the previously-disclosed fiscal reforms enacted in 2013, which included higher income and other taxes and negatively impacted consumer behavior. Citi expects these trends as well as spread compression could continue to negatively impact revenues in Latin America RCB.
Expenses increased 4% due to increased investment spending as well as compliance and volume-related costs, partially offset by efficiency savings.
Provisions increased 21%, primarily due to higher net credit losses as well as a higher loan loss reserve build. Net credit losses increased 20%, driven primarily by Mexico cards and, to a lesser extent, the personal loan portfolio, as the portfolios continued to season. In addition, Mexico fiscal reforms (as discussed above) negatively impacted card delinquencies in Mexico across the industry. The continued impact of the fiscal reforms and economic slowdown in Mexico could cause net credit losses in Latin America RCB to remain elevated. Any further deterioration in Citi’s Mexican homebuilders clients could also result in higher net credit losses, although any losses related to those homebuilder clients should be charged against existing loan loss reserves as of March 31, 2014, and thus should be neutral to overall cost of credit. The loan loss reserve build increased 63%, primarily due to portfolio growth and seasoning.
For information on the impact, and potential future impacts, to Latin America RCB results of operations from foreign exchange controls in certain countries, see “Managing Global Risk—Country and Cross-Border Risk—Cross-Border Risk” below.

ASIA REGIONAL CONSUMER BANKING
Asia Regional Consumer Banking (Asia RCB) provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest Citi presence in Korea, Singapore, Australia, Hong Kong, Taiwan, India, Japan, Malaysia, Indonesia, Thailand and the Philippines.
At March 31, 2014, Asia RCB had 538 retail branches, approximately 16.9 million customer accounts, $73.4 billion in retail banking loans and $103.0 billion in deposits. In addition, the business had approximately 16.4 million Citi-branded card accounts with $18.6 billion in outstanding loan balances. Consistent with its strategy to concentrate its consumer banking operations in major metropolitan areas and focus on high quality consumer segments, Citi continues to reposition its consumer franchise in Korea and has announced that it will close approximately 30% of its branches in the country.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2014	2013
Net interest revenue	$1,134	$1,227	(8)%
Non-interest revenue	761	733	4
Total revenues, net of interest expense	$1,895	$1,960	(3)%
Total operating expenses	$1,130	$1,163	(3)%
Net credit losses	$203	$206	(1)%
Credit reserve build (release)	(3)	3	NM
Provision for unfunded lending commitments	(4)	14	NM
Provisions for loan losses	$196	$223	(12)%
Income from continuing operations before taxes	$569	$574	(1)%
Income taxes	188	180	4
Income from continuing operations	$381	$394	(3)%
Noncontrolling interests	—	—	—
Net income	$381	$394	(3)%
Balance Sheet data (in billions of dollars)
Average assets	$130	$128	2%
Return on average assets	1.19%	1.25%
Efficiency ratio	60	59
Average deposits	$101	$107	(6)
Net credit losses as a percentage of average loans	0.91%	0.94%
Revenue by business
Retail banking	$1,166	$1,200	(3)%
Citi-branded cards	729	760	(4)
Total	$1,895	$1,960	(3)%
Income from continuing operations by business
Retail banking	$221	$240	(8)%
Citi-branded cards	160	154	4
Total	$381	$394	(3)%
Foreign Currency (FX) Translation Impact
Total revenues-as reported	$1,895	$1,960	(3)%
Impact of FX translation (1)	—	(89)
Total revenues-ex-FX	$1,895	$1,871	1%
Total operating expenses-as reported	$1,130	$1,163	(3)%
Impact of FX translation (1)	—	(45)
Total operating expenses-ex-FX	$1,130	$1,118	1%
Provisions for loan losses-as reported	$196	$223	(12)%
Impact of FX translation (1)	—	(15)
Provisions for loan losses-ex-FX	$196	$208	(6)%
Net income-as reported	$381	$394	(3)%
Impact of FX translation (1)	—	(18)
Net income-ex-FX	$381	$376	1%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the first quarter of 2014 average exchange rates for all periods presented.

NM	Not meaningful

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

1Q14 vs. 1Q13
Net income increased 1%, primarily due to lower credit costs and slightly higher revenues, partially offset by higher expenses.
Revenues increased 1%, as higher non-interest revenue, primarily due to growth in fees resulting from the previously-announced distribution agreement with AIA Group Limited (AIA) was partially offset by lower net interest revenue. Net interest revenue declined 2%, primarily driven by regulatory changes, continued spread compression and the ongoing repositioning of the franchise in Korea. While Citi continues to reposition its franchise in Korea, including the previously-announced branch closures, Citi believes revenues in Korea have broadly stabilized as of the end of the current quarter. Non-interest revenue increased 7%, mainly driven by the increased revenues from the AIA distribution agreement, which Citi expects should continue. This increase was partially offset by a 7% decline in investment sales volume due to investor sentiment, reflecting overall market uncertainty.
Average retail deposits declined 2% resulting from continued efforts to rebalance the deposit portfolio mix. Average retail loans increased 7% (11% excluding Korea). Cards purchase sales grew 6%, with growth in certain markets, including China, India, Hong Kong and Singapore. While certain markets in the region, including China, India, Malaysia and the Philippines, experienced revenue growth during the quarter, Citi expects spread compression and regulatory changes in several markets across the region will continue to have a negative impact on Asia RCB revenues during the remainder of 2014.
Expenses increased 1%, as investment spending, particularly in China cards, was partially offset by efficiency and repositioning savings. As discussed in the “Executive Summary” above, Citi believes repositioning charges in Asia RCB could be higher in the second quarter of 2014, largely due to the acceleration of its repositioning efforts in Korea.
Provisions decreased 6%, as loan loss reserve releases were partially offset by higher net credit losses, primarily reflecting the impact of one counterparty in the commercial portfolio.

INSTITUTIONAL CLIENTS GROUP

Institutional Clients Group (ICG) provides corporate, institutional, public sector and high-net-worth clients around the world with a full range of wholesale banking products and services, including fixed income and equity sales and trading, foreign exchange, prime brokerage, derivative services, equity and fixed income research, corporate lending, investment banking and advisory services, private banking, cash management, trade finance and securities services. ICG transacts with clients in both cash instruments and derivatives, including fixed income, foreign currency, equity and commodity products. ICG’s international presence is supported by trading floors in 75 countries and a proprietary network in over 95 countries and jurisdictions. At March 31, 2014, ICG had approximately $1 trillion of assets and $574 billion of deposits, while two of its businesses, securities services and issuer services, managed $14.7 trillion of assets under custody.
ICG revenue is generated primarily from fees and spreads associated with these activities. ICG earns fee income for assisting clients in clearing transactions, providing brokerage and investment banking services and other such activities. Revenue generated from these activities is recorded in Commissions and fees and Investment banking. In addition, as a market maker, ICG facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions. ICG interest income earned on inventory and loans held less interest paid to customers on deposits is recorded as Net interest revenue. Revenue is also generated from transaction processing and assets under custody and administration.
Previously, ICG was composed of Securities and Banking and Transaction Services. Effective in the first quarter of 2014, certain business activities within Securities and Banking and Transaction Services were realigned and aggregated as Banking and Markets and Securities Services within the ICG segment. The change was due to the realignment of the management structure within the ICG segment and had no impact on any total segment-level information. For additional information, see “Overview” above.

INSTITUTIONAL CLIENTS GROUP

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2014	2013
Commissions and fees	$1,110	$1,136	(2)%
Administration and other fiduciary fees	638	681	(6)
Investment banking	957	1,085	(12)
Principal transactions	2,606	2,472	5
Other	87	361	(76)%
Total non-interest revenue	$5,398	$5,735	(6)%
Net interest revenue (including dividends)	3,836	3,856	(1)
Total revenues, net of interest expense	$9,234	$9,591	(4)%
Total operating expenses	$4,994	$5,079	(2)%
Net credit losses	$134	$39	NM
Provision (release) for unfunded lending commitments	(20)	3	NM
Credit reserve (release)	(87)	23	NM
Provisions for credit losses	$27	$65	(58)%
Income from continuing operations before taxes	$4,213	$4,447	(5)%
Income taxes	1,248	1,377	(9)
Income from continuing operations	$2,965	$3,070	(3)%
Noncontrolling interests	26	50	(48)
Net income	$2,939	$3,020	(3)%
Average assets (in billions of dollars)	$1,058	$1,070	(1)%
Return on average assets	1.13%	1.14%
Efficiency ratio	54	53
Revenues by region
North America	$3,558	$3,577	(1)%
EMEA	2,782	2,753	1
Latin America	1,102	1,223	(10)
Asia	1,792	2,038	(12)
Total	$9,234	$9,591	(4)%
Income from continuing operations by region
North America	$1,289	$1,256	3%
EMEA	779	654	19
Latin America	341	472	(28)
Asia	556	688	(19)
Total	$2,965	$3,070	(3)%
Average loans by region (in billions of dollars)
North America	$107	$91	18%
EMEA	57	53	8
Latin America	40	38	5
Asia	68	60	13
Total	$272	$242	12%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	381	335	14
All other ICG businesses	193	189	2
Total	$574	$524	10%

ICG Revenue Details—Excluding CVA/DVA

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2014	2013
Investment banking revenue details
Advisory	$175	$204	(14)%
Equity underwriting	299	250	20
Debt underwriting	578	713	(19)
Total investment banking	$1,052	$1,167	(10)%
Treasury and trade solutions	1,948	1,926	1
Corporate lending - excluding gain/(loss) on loan hedges (see below)	415	335	24
Private bank	668	629	6
Total Banking revenues (ex-CVA/DVA and gain/(loss) on loan hedges)	$4,083	$4,057	1%
Corporate lending - gain/(loss) on loan hedges (1)	$(17)	$(24)	29%
Total Banking revenues (ex-CVA/DVA and including gain/(loss) on loan hedges)	$4,066	$4,033	1%
Fixed income markets	$3,850	$4,687	(18)%
Equity markets	883	779	13
Securities services	561	566	(1)
Other	(119)	(164)	27
Total Markets and securities services (ex-CVA/DVA)	$5,175	$5,868	(12)%
Total ICG (ex-CVA/DVA)	$9,241	$9,901	(7)%
CVA/DVA (excluded as applicable in lines above)	(7)	(310)	98%
Fixed income markets	$(26)	$(293)	91%
Equity markets	16	(16)	NM
Private bank	3	(1)	NM
Total Revenues, net of interest expense	$9,234	$9,591	(4)%

NM Not meaningful

(1)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges is netted against the corporate lending revenues to reflect the cost of credit protection.

The discussion of the results of operations for ICG below excludes the impact of CVA/DVA as well as the impact of gains/(losses) on hedges on accrual loans for all periods presented. Presentation of the results of operations, excluding the impact of these items, are non-GAAP financial measures. Citi believes the presentation of ICG’s results excluding the impact of these items is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of these metrics to the reported results, see the table above.

1Q14 vs. 1Q13
Net income decreased 8%, primarily driven by lower revenues, partially offset by lower expenses and lower credit costs.

•
Revenues decreased 7%, reflecting lower revenues in fixed income markets and investment banking, partially offset by higher revenues in equity markets, corporate lending and the private bank. Citi expects revenues in ICG will likely continue to reflect the overall market environment.

•
Investment banking revenues decreased 10%, primarily reflecting a decline in overall investment banking wallet share due to timing of transactions and lower issuance volume. Debt underwriting revenues decreased 19%, in-line with market activity, driven by lower loan and bond underwriting fees. Advisory revenues decreased 14%, reflecting an acceleration of M&A deals into the fourth quarter of 2013. Equity underwriting revenues increased 20%, driven by increased market activity.

•
Treasury and trade solutions revenues increased 1%, as higher balances and fee growth was partially offset by the ongoing impact of spread compression globally. End-of-period deposit balances increased 14% (for additional information, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below) and average trade loans increased 18%, including the impact of the consolidation of approximately $7 billion of trade loans during the second quarter of 2013.

•
Corporate lending revenues increased 24%, as higher loan balances and lower funding costs were partially offset by lower loan yields. Citi expects that demand for Corporate loans may remain episodic, as many of its target Corporate loan clients remain highly liquid.

•
Private bank revenues increased 6% due to growth in managed investments, including the impact of higher client assets under management, and capital markets products, particularly structured products. Revenue growth in lending and deposits, primarily driven by growth in client volumes, was largely offset by continued spread compression.

•
Fixed income markets revenues decreased 18%, primarily reflecting the uncertain emerging market and macroeconomic environment, as well as strong performance in the prior-year period in securitized products and local markets rates and currencies. Local markets performance decreased as a result of the volatile market environment and purposefully lower risk levels. G10 rates decreased as a result of lower client volumes. Securitized products results declined, particularly in North America, due to lower investor demand compared to the prior-year period, which benefited from a positive spread environment and investor appetite for structured products. Improved credit-related products results reflected increased high grade and distressed flow trading, which was partially offset by declines in emerging markets credit products.

•
Equity markets revenues increased 13%, primarily due to improved derivatives as well as strong corporate client flows. Cash trading performance was unchanged as growth in North America was offset by declines in Asia.

•
Securities services revenues decreased 1% reflecting lower net interest revenue due to a reduction in deposits and ongoing spread compression, partially offset by an increase in volumes, assets under custody and overall client activity. Citi expects spread compression will continue to negatively impact securities services net interest revenues in the near term.

Expenses decreased 2%, primarily reflecting reduced headcount and the impact of lower performance-based compensation, partially offset by increased regulatory and compliance costs, higher legal and related costs and higher repositioning charges.
Provisions decreased 58%, primarily reflecting higher loan loss reserve releases and an improvement in the provision for unfunded lending commitments in the Corporate loan portfolio. Included in ICG credit costs in the current quarter was approximately $165 million of incremental credit costs related to the Petróleos Mexicanos (Pemex) supplier program (for additional information, see Citi’s Form 8-K filed with the SEC on February 28, 2014 and “Institutional Clients Group— Transaction Services” in Citi’s 2013 Annual Report on Form 10-K). The vast majority of the credit costs were associated with Citi’s direct exposure to Oceanografia S.A. de C.V. (OSA) (as previously disclosed, approximately $33 million) and uncertainty about Pemex’s obligation to pay Citi for a portion of the accounts receivable Citi validated with Pemex as of year-end 2013 (approximately $113 million). The remaining incremental credit costs was associated with an additional supplier to Pemex within the Pemex supplier program that was found to have similar issues.
To date, ongoing political tensions in Russia and the Ukraine have not had a material impact on the results of operations of ICG, although future developments, including the imposition of any additional sanctions against Russian entities, business sectors, individuals or otherwise, could negatively impact the business. For additional information on Citi’s exposures in these countries, see “Managing Global Risk—Country and Cross-Border Risk” below.

CORPORATE/OTHER
Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At March 31, 2014, Corporate/Other had approximately $323 billion of assets, or 17% of Citigroup’s total assets, consisting primarily of Citi’s liquidity portfolio (approximately $111 billion of cash and cash equivalents and $156 billion of liquid available-for-sale securities). For additional information, see “Balance Sheet Review” and “Managing Global Risk—Market Risk—Funding and Liquidity” below.

	First Quarter		% Change
In millions of dollars	2014	2013
Net interest revenue	$(36)	$(145)	75%
Non-interest revenue	177	151	17%
Total revenues, net of interest expense	$141	$6	NM
Total operating expenses	$421	$340	24%
Provisions for loan losses and for benefits and claims	—	—	—%
Loss from continuing operations before taxes	$(280)	$(334)	16%
Benefits for income taxes	178	(169)	NM
Loss from continuing operations	$(458)	$(165)	NM
Income (loss) from discontinued operations, net of taxes	37	(33)	NM
Net loss before attribution of noncontrolling interests	$(421)	$(198)	NM
Noncontrolling interests	10	30	(67)%
Net loss	$(431)	$(228)	(89)%

1Q14 vs. 1Q13
The net loss increased $203 million to $431 million, primarily due to the $210 million tax charge in the current quarter (see “Executive Summary” above) and higher expenses, partially offset by higher revenues.
Revenues increased $135 million, driven by higher investment revenues and hedging gains.
Expenses increased 24%, largely driven by higher legal and related costs.

CITI HOLDINGS
Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. As of March 31, 2014, Citi Holdings assets were approximately $114 billion, a decrease of 23% year-over-year and 3% from December 31, 2013. The decline in assets of $3 billion from December 31, 2013 primarily consisted of net pay-downs. Also as of March 31, 2014, Consumer assets in Citi Holdings were approximately $101 billion, or approximately 89% of Citi Holdings assets. Of the Consumer assets, approximately $71 billion, or 70%, consisted of North America residential mortgages (residential first mortgages and home equity loans), including Consumer mortgages originated by Citi’s legacy CitiFinancial North America business (approximately $11 billion, or 16%, of the $71 billion as of March 31, 2014).
As of March 31, 2014, Citi Holdings represented approximately 6% of Citi’s GAAP assets and 17% of its estimated risk-weighted assets under Basel III (based on the “Advanced Approaches” for determining risk-weighted assets).

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2014	2013
Net interest revenue	$903	$753	20%
Non-interest revenue	553	152	NM
Total revenues, net of interest expense	$1,456	$905	61%
Provisions for credit losses and for benefits and claims
Net credit losses	$519	$930	(44)%
Credit reserve build (release)	(341)	(347)	2
Provision for loan losses	$178	$583	(69)%
Provision for benefits and claims	155	168	(8)
Provision (release) for unfunded lending commitments	(4)	(4)	—
Total provisions for credit losses and for benefits and claims	$329	$747	(56)%
Total operating expenses	$1,544	$1,517	2%
Loss from continuing operations before taxes	$(417)	$(1,359)	69%
Benefits for income taxes	(134)	(560)	76
Loss from continuing operations	$(283)	$(799)	65%
Noncontrolling interests	1	5	(80)
Citi Holdings net loss	$(284)	$(804)	65%
Total revenues, net of interest expense (excluding CVA/DVA)
Total revenues-as reported	1,456	905	61
CVA/DVA	14	(9)	NM
Total revenues-excluding CVA/DVA	$1,442	$914	58%
Balance sheet data (in billions of dollars)
Average assets	$115	$153	(25)%
Return on average assets	(1.00)%	(2.13)%
Efficiency ratio	106	168
Total EOP assets	$114	$149	(23)%
Total EOP loans	90	108	(17)
Total EOP deposits	29	66	(56)
NM Not meaningful

The discussion of the results of operations for Citi Holdings below excludes the impact of CVA/DVA for all periods presented. Presentation of the results of operations, excluding the impact of CVA/DVA, are non-GAAP financial measures. Citi believes the presentation of Citi Holdings’ results excluding the impact of CVA/DVA is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of these metrics to the reported results, see the table above.

1Q14 vs. 1Q13
The net loss decreased by 63% to $292 million, primarily due to higher revenues and lower net credit losses.
Revenues increased 58%, primarily driven by the absence of residential mortgage repurchase reserve builds for representation and warranty claims in the current quarter as well as higher levels of mark-to-market gains versus the prior-year period, lower funding costs and a gain on a debt transaction (approximately $75 million). Net interest revenues increased 20%, primarily due to the lower funding costs. Non-interest revenues increased by $378 million, primarily driven by the absence of the repurchase reserve builds as well as the higher levels of mark-to-market gains and the gain on the debt transaction, which Citi does not expect to recur in future periods.
Expenses increased 2%, primarily due to higher legal and related costs ($784 million compared to $646 million in the prior-year period) driven largely by legacy private-label securitization and other mortgage-related issues (including approximately $100 million in incremental accruals related to the settlement to resolve certain private-label securitization claims announced in the first quarter of 2014 (for additional information, see Note 25 to the Consolidated Financial Statements)). Excluding legal and related costs, expenses declined 13% versus the prior-year period driven by the continued decline in assets and the resulting decline in operating expenses.
Provisions decreased 56%, driven by a 44% decline in net credit losses primarily due to improvements in North America mortgages and overall lower asset levels. Loan loss reserve releases decreased 2% to $345 million, substantially all of which related to the North America mortgage portfolio.

Japan Consumer Finance
In 2008, Citi decided to exit its Japan Consumer Finance business and has liquidated approximately 92% of the portfolio since that time. While the portfolio has been significantly reduced, Citi continues to monitor various aspects of this legacy business relating to the charging of “gray zone” interest, including customer defaults, refund claims and litigation, as well as financial, legislative, regulatory, judicial and other political developments. Gray zone interest represents interest at rates that are legal but for which claims may not be enforceable. For additional information, see “Citi Holdings” in Citi’s 2013 Annual Report on Form 10-K.
At March 31, 2014, Citi’s reserves related to customer refunds in the Japan Consumer Finance business were $454 million, compared to $434 million at December 31, 2013. The increase in the reserve primarily resulted from a reserve build of $73 million due to a decline in customer refund claims that was less than previously expected, offset by payments made to customers.
Citi continues to monitor and evaluate developments relating to the charging of gray zone interest and the potential impact to both currently and previously outstanding loans in this legacy business as well as its reserves related thereto. The potential amount of losses and their impact on Citi is subject to significant uncertainty and continues to be difficult to predict.

BALANCE SHEET REVIEW
The following sets forth a general discussion of the changes in certain of the more significant line items of Citi’s Consolidated Balance Sheet. For additional information on Citigroup’s liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity” below.

In billions of dollars	March 31, 2014	December 31, 2013	March 31, 2013	EOP 1Q14 vs. 4Q13 Increase (decrease)	% Change	EOP 1Q14 vs. 1Q13 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$204	$199	$174	$5	3%	$30	17%
Federal funds sold and securities borrowed or purchased under agreements to resell	263	257	270	6	2	(7)	(3)
Trading account assets	278	286	308	(8)	(3)	(30)	(10)
Investments	313	309	305	4	1	8	3
Loans, net of unearned income and allowance for loan losses	645	646	623	(1)	—	22	4
Other assets	192	183	202	9	5	(10)	(5)
Total assets	$1,895	$1,880	$1,882	$15	1%	$13	1%
Liabilities
Deposits	$966	$968	$934	$(2)	—%	$32	3%
Federal funds purchased and securities loaned or sold under agreements to repurchase	191	204	222	(13)	(6)	(31)	(14)
Trading account liabilities	124	109	120	15	14	4	3
Short-term borrowings	59	59	48	—	—	11	23
Long-term debt	223	221	234	2	1	(11)	(5)
Other liabilities	122	113	129	9	8	(7)	(5)
Total liabilities	$1,685	$1,674	$1,687	$11	1%	$(2)	—%
Total equity	210	206	195	4	2	15	8
Total liabilities and equity	$1,895	$1,880	$1,882	$15	1%	$13	1%

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
During the first quarter of 2014, cash and deposits with banks increased 3% sequentially driven by growth in retained earnings and lower net trading account assets (as discussed below). Year-over-year, cash and deposits with banks increased 18%, primarily driven by deposit growth mainly in Institutional Clients Group (ICG) as well as Corporate/Other where Citi issued tenored time deposits to further diversify its funding sources. For further information on Citi’s deposits, see

“Managing Global Risk—Market Risk—Funding and Liquidity” below.
Average cash balances were $205 billion in the first quarter of 2014, compared to $204 billion in the fourth quarter of 2013 and $163 billion in the prior year period.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
Federal funds sold consist of unsecured advances to third parties of excess balances in reserve accounts held at the Federal Reserve Bank. Citi’s federal funds sold were not significant for the periods presented.
Reverse repos and securities borrowed increased 2% quarter-over-quarter, primarily due to a change in the asset mix in the businesses in Markets and securities services within ICG. Reverse repos and securities borrowed decreased 3% versus the first quarter of 2013, primarily due to a reduction in trading activity in Markets and securities services.
For further information regarding these balance sheet categories, see Note 10 to the Consolidated Financial Statements.

Trading Account Assets
Trading account assets declined 3% during the first quarter of 2014 and 10% versus the first quarter of 2013 due to reduced inventory held in the businesses in Markets and securities services within ICG. Average trading account assets were $234 billion in the first quarter of 2014, compared to $239 billion in the fourth quarter of 2013 and $265 billion in the first quarter of 2013.
For further information on Citi’s trading account assets, see Note 12 to the Consolidated Financial Statements.

Investments
Investments increased 3% year-over-year as Citi maintained a liquid balance sheet with a well-diversified and high quality portfolio. The growth was predominantly due to a $10 billion or 11% increase in U.S. government securities and a $3 billion or 4% increase in high quality foreign sovereign debt securities.
For further information on Citi’s Investments, see Note 13 to the Consolidated Financial Statements.

Loans
Loans represent the largest asset category of Citi’s balance sheet. Citi’s total loans, net of unearned income, were $664 billion at March 31, 2014, compared to $665 billion at December 31, 2013 and $643 billion at March 31, 2013. The discussion of loans throughout this section excludes a $6 billion impact of foreign exchange translation versus the prior year period as well as approximately $2.8 billion of Credicard loans in Brazil, which was moved to discontinued operations in Corporate/Other in the second quarter of 2013.
Excluding these items, Citi’s loans increased 4% from the prior year period and remained relatively stable quarter-over-quarter, as loan growth within both Consumer and Corporate loans within Citicorp continued to outpace the ongoing wind-down of Citi Holdings. At the end of the first quarter of 2014, Consumer and Corporate loans represented 58% and 42%, respectively, of Citi’s total loans.
Citicorp loans increased 9% from the prior year period, with growth in both the Consumer and Corporate loan portfolios. Consumer loans grew 5% from the prior year period. In North America, Consumer loans grew 4% from the prior year period, primarily reflecting the addition of the approximately $7 billion of credit card loans as a result of the acquisition of the Best Buy portfolio in the third quarter of 2013. Internationally, Consumer loans increased 6% from the prior year period, led by growth in Mexico, China, Singapore and Hong Kong.
Corporate loans grew 12% from the prior year period, with 12% growth in Asia, 11% growth in Latin America, and 17% growth in North America (including the consolidation of the $7 billion trade loan portfolio in the second quarter of 2013). Within the Corporate segment, traditional corporate lending balances increased 8% from the prior year period, as extended commitments were funded and new loans were originated for target clients. Citi expects demand for new Corporate loan commitments may remain episodic, as many of its target clients remain highly liquid. In treasury and trade solutions in Banking within ICG, loans grew 14% from the prior year period, with growth in each region reflecting strong originations in trade finance throughout the year. Private bank loans in Banking within ICG grew by 16% from the prior year period, led by growth in Asia and North America.
Citi Holdings loans declined 17% year-over-year, due to continued run-off and asset sales.
During the first quarter of 2014, average loans of $659 billion yielded an average rate of 6.9%, compared to $659 billion and 7.0% in the fourth quarter of 2013 and $643 billion and 7.2% in the first quarter of 2013.
For further information on Citi’s loan portfolios, see generally “Managing Global Risk—Credit Risk” and “— Country Risk” below as well as Note 14 to the Consolidated Financial Statements.

Other Assets
Other assets consist of brokerage receivables, goodwill, intangibles and mortgage servicing rights, in addition to other assets (including, among other items, loans held-for-sale, deferred tax assets, equity-method investments, interest and fees receivable, premises and equipment, certain end-user derivatives in a net receivable position, repossessed assets and other receivables).
Other assets increased 4% sequentially primarily due to increased brokerage receivables driven by normal business fluctuations. Year-over-year, other assets declined 5% primarily due to a reduction in loans held-for-sale.

LIABILITIES

Deposits
For a discussion of Citi’s deposits, see “Managing Global Risk —Market Risk—Funding and Liquidity” below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
Federal funds purchased consist of unsecured advances of excess balances in reserve accounts held at the Federal Reserve Bank from third parties. Citi’s federal funds purchased were not significant for the periods presented.
Repos decreased 6% sequentially and 14% from the prior year period, primarily driven by a reduction in trading positions in the Markets and securities services businesses within ICG.
For further information on Citi’s secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity” below. See also Note 10 to the Consolidated Financial Statements for additional information on these balance sheet categories.

Trading Account Liabilities
Trading account liabilities increased by 14% sequentially and 3% versus the prior year period, predominantly due to an increase in short positions in the Markets and securities services businesses within ICG. Average trading account liabilities were $72 billion during the first quarter of 2014, compared to $66 billion in the fourth quarter of 2013 and $72 billion in the first quarter of 2013.
For further information on Citi’s trading account liabilities, see Note 12 to the Consolidated Financial Statements.

Debt
For information on Citi’s long-term and short-term debt borrowings, see “Managing Global Risk—Market Risk—Funding and Liquidity” below and Note 17 to the Consolidated Financial Statements.

Other Liabilities
Other liabilities consist of brokerage payables and other liabilities (including, among other items, accrued expenses and other payables, deferred tax liabilities, certain end-user derivatives in a net payable position, and reserves for legal claims, taxes, repositioning, unfunded lending commitments, and other matters).
Other liabilities increased 8% sequentially, and decreased 5% from the prior year period, each due to changes in the levels of brokerage payables driven by normal business fluctuations.

Segment Balance Sheet(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders’ Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$17,597	$74,526	$111,435	$203,558	$842	$—	$204,400
Federal funds sold and securities borrowed or purchased under agreements to resell	4,981	257,586	—	262,567	831	—	263,398
Trading account assets	5,832	268,517	194	274,543	3,637	—	278,180
Investments	31,720	101,640	166,890	300,250	12,650	—	312,900
Loans, net of unearned income and
allowance for loan losses	285,779	276,379	—	562,158	83,140	—	645,298
Other assets	52,200	81,326	44,244	177,770	12,790	—	190,560
Total assets	$398,109	$1,059,974	$322,763	$1,780,846	$113,890	$—	$1,894,736
Liabilities and equity
Total deposits	$336,972	$573,925	$26,136	$937,033	$29,230	$—	$966,263
Federal funds purchased and securities loaned or sold under agreements to repurchase	6,054	184,480	—	190,534	142	—	190,676
Trading account liabilities	23	122,877	243	123,143	897	—	124,040
Short-term borrowings	353	46,909	11,323	58,585	318	—	58,903
Long-term debt	1,794	38,210	22,439	62,443	5,075	155,229	222,747
Other liabilities	18,969	79,971	14,624	113,564	8,301	—	121,865
Net inter-segment funding (lending)	33,944	13,602	246,218	293,764	69,927	(363,691)	—
Total liabilities	$398,109	$1,059,974	$320,983	$1,779,066	$113,890	$(208,462)	$1,684,494
Total equity	—	—	1,780	1,780	—	208,462	210,242
Total liabilities and equity	$398,109	$1,059,974	$322,763	$1,780,846	$113,890	$—	$1,894,736

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of March 31, 2014. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationships of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

(2)	Consolidating eliminations for total Citigroup and Citigroup parent company assets and liabilities are recorded within the Corporate/Other segment.

(3)
The total stockholders’ equity and the majority of long-term debt of Citigroup reside in the Citigroup parent company Consolidated Balance Sheet. Citigroup allocates stockholders’ equity and long-term debt to its businesses through inter-segment allocations as shown above.

OFF-BALANCE-SHEET ARRANGEMENTS

Citigroup enters into various types of off-balance-sheet arrangements in the ordinary course of business. Citi’s involvement in these arrangements can take many different forms, including without limitation:

•	purchasing or retaining residual and other interests in unconsolidated special purpose entities, such as credit card receivables and mortgage-backed and other asset-backed securitization entities;

•	holding senior and subordinated debt, interests in limited and general partnerships and equity interests in other unconsolidated special purpose entities;

•	providing guarantees, indemnifications, loan commitments, letters of credit and representations and warranties; and

•	entering into operating leases for property and equipment.

Citi enters into these arrangements for a variety of business purposes. The securitization arrangements offer investors access to specific cash flows and risks created through the securitization process. The securitization arrangements also assist Citi and Citi’s customers in monetizing their financial assets at more favorable rates than Citi or the customers could otherwise obtain.
The table below shows where a discussion of Citi’s various off-balance-sheet arrangements may be found in this Form 10-Q. In addition, see “Significant Accounting Policies and Significant Estimates—Securitizations” and Notes 1, 22 and 27 to the Consolidated Financial Statements in Citigroup’s 2013 Annual Report on Form 10-K.
Types of Off-Balance-Sheet Arrangements Disclosures in this Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 20 to the Consolidated Financial Statements.
Leases, letters of credit, and lending and other commitments	See Note 24 to the Consolidated Financial Statements.
Guarantees	See Note 24 to the Consolidated Financial Statements.

CAPITAL RESOURCES

For additional information on Citi’s capital resources, including an overview of Citigroup’s capital management framework, as well as additional information regarding the adoption and implementation of the final U.S. Basel III rules (Final Basel III Rules), see “Capital Resources” and “Risk Factors—Regulatory Risks” in Citigroup’s 2013 Annual Report on Form 10-K.

Current Regulatory Capital Standards

Overview
Citi is subject to risk-based capital standards issued by the Federal Reserve Board which, commencing with 2014, constitute the substantial adoption of the Final Basel III Rules, such as those governing the composition of regulatory capital (including the application of regulatory capital adjustments and deductions) and, for the first quarter of 2014, the Basel I credit risk and Basel II.5 market risk capital rules for deriving risk-weighted assets.
In addition, under the Final Basel III Rules Citi, as with principally all U.S. banking organizations, is required to maintain a minimum Tier 1 Leverage ratio of 4% commencing in 2014. The Tier 1 Leverage ratio, a non-risk-based measure of capital adequacy, is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets less amounts deducted from Tier 1 Capital.

Basel III Transition Arrangements
The Final Basel III Rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”) with respect to the stated minimum Tier 1 Common and Tier 1 Capital ratio requirements, substantially all regulatory adjustments and deductions, non-qualifying Tier 1 and Tier 2 Capital instruments (such as non-grandfathered trust preferred securities and certain subordinated debt issuances), and the capital buffers. All of these transition provisions, with the exception of the phase-out of non-qualifying trust preferred securities from Tier 2 Capital, will be fully implemented by January 1, 2019 (full implementation).
Under the Final Basel III Rules, commencing January 1, 2015, Citi will be required to maintain stated minimum Tier 1 Common, Tier 1 Capital and Total Capital ratios of 4.5%, 6% and 8%, respectively. Further, when fully implemented by January 1, 2019, Citi will be subject to substantially higher effective minimum ratio requirements due to the imposition of an additional 2.5% Capital Conservation Buffer and at least a 2% global systemically important bank (G-SIB) surcharge. Accordingly, Citi currently anticipates that its effective minimum Tier 1 Common, Tier 1 Capital and Total Capital ratio requirements as of January 1, 2019 will be at least 9%, 10.5% and 12.5%, respectively.

The following chart sets forth the transitional progression to full implementation under the Final Basel III Rules of the regulatory capital components (exclusive of the potential imposition of an additional Countercyclical Capital Buffer) comprising the effective minimum risk-based capital ratios.

Basel III Transition Arrangements: Minimum Risk-Based Capital Ratios

12.5%
Total Capital ratio
(effective minimum)
11.375%
Minimum G-SIB
surcharge(1)
10.25%
9.125%
Capital Conservation
Buffer
12%
10%
8%
6%
4%
2%
0%
2%
1.5%
2.5%
1%
1.875%
1.25%
0.5%
0.625%
2.5%
2%
2%
2%
2%
2%
1.5%
1.5%
1.5%
1.5%
1.5%
1.5%
4%
4.5%
4.5%
4.5%
4.5%
4.5%
8% Total Capital ratio
(stated minimum)
6% Tier 1 Capital ratio
(stated minimum)
1/1/14
1/1/15
1/1/16
1/1/17
1/1/18
1/1/19
Tier 1 Common Capital
Additional Tier 1 Capital
Tier 2 Capital

(1) The Final Basel III Rules do not address G-SIBs. However, the Federal Reserve Board has indicated it intends to issue rules which would be consistent with the Basel Committee on Banking Supervision’s (Basel Committee) G-SIB rules. As such, the transitional progression reflected in the chart is consistent with the phase-in arrangement under the Basel Committee’s G-SIB rules. Citi anticipates that it will likely be subject to at least a 2% G-SIB surcharge.

The following chart presents the transition arrangements (phase-in and phase-out) under the Final Basel III Rules for significant regulatory capital adjustments and deductions relative to Citi.

Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions

	January 1
	2014	2015	2016	2017	2018
Phase-in of Significant Regulatory Capital Adjustments and Deductions

Tier 1 Common Capital(1)	20%	40%	60%	80%	100%

Tier 1 Common Capital(2)	20%	40%	60%	80%	100%
Additional Tier 1 Capital(2)(3)	80%	60%	40%	20%	0%

Phase-out of Significant AOCI Regulatory Capital Adjustments

Tier 1 Common Capital(4)	80%	60%	40%	20%	0%

(1)
Includes the phase-in of Tier 1 Common Capital deductions for all intangible assets other than goodwill and mortgage servicing rights (MSRs); and excess over 10%/15% limitations for deferred tax assets (DTAs) arising from temporary differences, significant common stock investments in unconsolidated financial institutions and MSRs. Goodwill (including goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions) is fully deducted in arriving at Tier 1 Common Capital commencing January 1, 2014. The amount of other intangible assets, aside from MSRs, not deducted in arriving at Tier 1 Common Capital are risk-weighted at 100%, as are the excess over the 10%/15% limitations for DTAs arising from temporary differences, significant common stock investments in unconsolidated financial institutions and MSRs prior to full implementation of the Final Basel III Rules. Upon full implementation, the amount of temporary difference DTAs, significant common stock investments in unconsolidated financial institutions and MSRs not deducted in arriving at Tier 1 Common Capital are risk-weighted at 250%.

(2)
Includes the phase-in of Tier 1 Common Capital deductions related to DTAs arising from net operating loss, foreign tax credit and general business credit carryforwards and defined benefit pension plan net assets; and the phase-in of the Tier 1 Common Capital adjustment for cumulative unrealized net gains (losses) related to changes in fair value of financial liabilities attributable to Citi’s own creditworthiness.

(3)	To the extent Additional Tier 1 Capital is not sufficient to absorb regulatory capital adjustments and deductions, such excess is to be applied against Tier 1 Common Capital.

(4)
Includes the phase-out from Tier 1 Common Capital of adjustments related to unrealized gains (losses) on AFS debt securities; unrealized gains on AFS equity securities; unrealized gains (losses) on HTM securities included in AOCI; and defined benefit plans liability adjustment.

Citigroup’s Capital Resources Under Current Regulatory Standards
During 2014, Citi is required to maintain stated minimum Tier 1 Common, Tier 1 Capital and Total Capital ratios of 4%, 5.5% and 8%, respectively. Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels.
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under current regulatory standards for Citi as of March 31, 2014 and December 31, 2013.

In millions of dollars, except ratios	March 31, 2014	Dec. 31, 2013(1)
Tier 1 Common Capital	$161,615	$157,473
Tier 1 Capital	161,615	157,473
Total Capital	191,651	187,374
(Tier 1 Capital + Tier 2 Capital)
Risk-Weighted Assets (2)	1,108,011	1,103,045
Quarterly Adjusted Average Total Assets (3)	1,822,295	1,830,896
Tier 1 Common ratio	14.59%	14.28%
Tier 1 Capital ratio	14.59	14.28
Total Capital ratio	17.30	16.99
Tier 1 Leverage ratio	8.87	8.60

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Risk-weighted assets for purposes of the Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on Basel I credit risk and Basel II.5 market risk capital rules.

(3)	Tier 1 Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at March 31, 2014 were in excess of the stated minimum requirements under the Final Basel III Rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of March 31, 2014 and December 31, 2013.

Components of Citigroup Capital Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	March 31, 2014	December 31, 2013(1)
Tier 1 Common Capital
Citigroup common stockholders’ equity(2)	$201,350	$197,694
Add: Qualifying noncontrolling interests	629	597
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized losses on securities AFS, net of tax(3)(4)	(970)	(1,312)
Less: Defined benefit plans liability adjustment, net of tax(4)	(3,218)	(3,191)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(5)	(1,127)	(1,245)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (4)(6)	34	35
Less: Intangible assets:
Goodwill, net of related deferred tax liability (DTL) (7)	24,314	24,518
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTL(4)	938	990
Less: Defined benefit pension plan net assets(4)	236	225
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carryforwards (4)(8)	5,298	5,288
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs (4)(8)(9)	2,080	2,343
Less: Deductions applied to Tier 1 Common Capital due to insufficient amount of Additional Tier 1 Capital to affect deductions(4)	12,779	13,167
Total Tier 1 Common Capital	$161,615	$157,473
Additional Tier 1 Capital
Qualifying perpetual preferred stock (2)	$7,112	$6,645
Qualifying trust preferred securities (10)	2,615	2,616
Qualifying noncontrolling interests	8	8
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (4)(6)	136	142
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	244	243
Less: Defined benefit pension plan net assets(4)	942	900
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carryforwards (4)(8)	21,192	21,151
Less: Deductions applied to Tier 1 Common Capital due to insufficient amount of Additional Tier 1 Capital to affect deductions(4)	(12,779)	(13,167)
Total Additional Tier 1 Capital	$—	$—
Total Tier 1 Capital (Tier 1 Common Capital + Additional Tier 1 Capital)	$161,615	$157,473
Tier 2 Capital
Qualifying subordinated debt(12)	$16,586	$16,594
Qualifying trust preferred securities	1,243	1,242
Qualifying noncontrolling interests	13	13
Allowance for credit losses(13)	12,438	12,295
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	244	243
Total Tier 2 Capital	$30,036	$29,901
Total Capital (Tier 1 Capital + Tier 2 Capital)	$191,651	$187,374

Citigroup Risk-Weighted Assets
In millions of dollars	March 31, 2014	December 31, 2013(1)
Credit Risk-Weighted Assets(14)	$986,855	$974,287
Market Risk-Weighted Assets	121,156	128,758
Total Risk-Weighted Assets	$1,108,011	$1,103,045

(1)
Pro forma presentation of regulatory capital components and tiers, and resultant impact on credit risk-weighted assets, based on application of the Final Basel III Rules consistent with current period presentation.

(2)
Issuance costs of $106 million and $93 million related to preferred stock outstanding at March 31, 2014 and December 31, 2013, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(3)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities that were previously transferred from AFS to HTM, and non-credit related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.

(4)
The transition arrangements for significant regulatory capital adjustments and deductions impacting Tier 1 Common Capital and/or Additional Tier 1 Capital are set forth above in “Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions.”

(5)
Tier 1 Common Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in AOCI that relate to the hedging of items not recognized at fair value on the balance sheet.

(6)
The cumulative impact of changes in Citigroup’s own creditworthiness in valuing liabilities for which the fair value option has been elected and own-credit valuation adjustments on derivatives are excluded from Tier 1 Common Capital, in accordance with the Final Basel III Rules.

(7)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(8)
Of Citi’s approximately $51.7 billion of net deferred tax assets at March 31, 2014, approximately $24.5 billion of such assets were includable in regulatory capital pursuant to the Final Basel III Rules, while approximately $27.2 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net deferred tax assets was an aggregate of approximately $28.5 billion of net deferred tax assets arising from net operating loss, foreign tax credit and general business credit carryforwards as well as temporary differences, of which $19.5 billion were deducted from Tier 1 Common Capital and $9.0 billion were deducted from Additional Tier 1 Capital. In addition, approximately $1.3 billion of net deferred tax liabilities, primarily consisting of deferred tax liabilities associated with goodwill and certain other intangible assets, partially offset by deferred tax assets related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to deduction under these rules. Separately, under the Final Basel III Rules, goodwill and these other intangible assets are deducted net of associated deferred tax liabilities in arriving at Tier 1 Common Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(9)	Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

(10)
Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the Final Basel III Rules, as well as 50% of non-grandfathered trust preferred securities. The remaining 50% of non-grandfathered trust preferred securities are eligible for inclusion in Tier 2 Capital during 2014 in accordance with the transition arrangements for non-qualifying capital instruments under the Final Basel III Rules.

(11)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(12)
Non-qualifying subordinated debt issuances which consist of those with a fixed-to-floating rate step-up feature where the call/step-up date has not passed, are eligible for 50% inclusion in Tier 2 Capital during 2014 in accordance with the transition arrangements for non-qualifying capital instruments under the Final Basel III Rules.

(13)	Includable up to 1.25% of credit risk-weighted assets. Any excess allowance for credit losses is deducted in arriving at credit risk-weighted assets.

(14)
Includes risk-weighted credit equivalent amounts, net of applicable bilateral netting agreements, of approximately $61 billion for interest rate, commodity, equity, foreign exchange and credit derivative contracts as of March 31, 2014 and December 31, 2013. Credit risk-weighted assets also include those deriving from certain other off-balance-sheet exposures, such as financial guarantees, unfunded lending commitments and letters of credit, and reflect deductions such as for intangible assets and deferred tax assets.

Citigroup Capital Rollforward Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	Three Months Ended March 31, 2014
Tier 1 Common Capital
Balance, beginning of period(1)	$157,473
Net income	3,943
Dividends declared	(154)
Net increase in treasury stock	(579)
Net increase in additional paid-in capital(2)(3)	325
Net change in accumulated other comprehensive losses, net of tax	(13)
Net change in unrealized losses on securities AFS, net of tax	(342)
Net decrease in defined benefit plans liability adjustment, net of tax	27
Net decrease in accumulated net unrealized losses on cash flow hedges, net of tax	(118)
Net decrease in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	1
Net decrease in goodwill, net of related deferred tax liability (DTL)	204
Net decrease in other intangible assets other than mortgage servicing rights (MSRs), net of related DTL	52
Net increase in defined benefit pension plan net assets	(11)
Net increase in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carryforwards	(10)
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	263
Net decrease in regulatory capital deduction applied to Tier 1 Common Capital due to insufficient Additional Tier 1 Capital to affect deductions	388
Other	166
Net increase in Tier 1 Common Capital	$4,142
Tier 1 Common Capital Balance, end of period	$161,615
Additional Tier 1 Capital
Balance, beginning of period(1)	$—
Net increase in qualifying perpetual preferred stock(3)	467
Net decrease in qualifying trust preferred securities	(1)
Net decrease in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	6
Net increase in defined benefit pension plan net assets	(42)
Net increase in DTAs arising from net operating loss, foreign tax credit and general business credit carryforwards	(41)
Net decrease in regulatory capital deduction applied to Tier 1 Common Capital due to insufficient Additional Tier 1 Capital to affect deductions	(388)
Other	(1)
Net change in Additional Tier 1 Capital	$—
Tier 1 Capital Balance, end of period	$161,615
Tier 2 Capital
Balance, beginning of period(1)	$29,901
Net decrease in qualifying subordinated debt	(8)
Net increase in qualifying trust preferred securities	1
Net increase in allowance for credit losses	143
Other	(1)
Net increase in Tier 2 Capital	$135
Tier 2 Capital Balance, end of period	$30,036
Total Capital (Tier 1 Capital + Tier 2 Capital)	$191,651

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)
Citi issued approximately $480 million of qualifying perpetual preferred stock during the three months ended March 31, 2014, which was partially offset by the netting of issuance costs of $13 million. For U.S. GAAP purposes, issuance costs are netted against additional paid-in capital.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards

In millions of dollars	Three Months Ended March 31, 2014
Risk-Weighted Assets
Balance, beginning of period (1)	$1,103,045
Changes in Credit Risk-Weighted Assets
Net increase in cash and due from banks	1,241
Net decrease in investment securities	(302)
Net decrease in loans and leases, net	(5,295)
Net decrease in federal funds sold and securities purchased under agreements to resell	(54)
Net increase in over-the-counter derivatives	138
Net increase in commitments and guarantees	6,769
Net increase in securities lent	3,375
Other	6,696
Net increase in Credit Risk-Weighted Assets	$12,568

Changes in Market Risk-Weighted Assets
Movements in risk levels	$(12,571)
Model and methodology updates	4,969
Net decrease in Market Risk-Weighted Assets	$(7,602)
Balance, end of period	$1,108,011

(1)	Pro forma presentation of risk-weighted assets based on application of the Final Basel III Rules consistent with current period presentation.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to risk-based capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under current regulatory standards for Citibank, N.A., Citi’s primary subsidiary U.S. depository institution, as of March 31, 2014 and December 31, 2013.

In millions of dollars, except ratios	March 31, 2014	Dec. 31, 2013(1)
Tier 1 Common Capital	$127,823	$128,317
Tier 1 Capital	127,823	128,317
Total Capital	145,871	146,267
(Tier 1 Capital + Tier 2 Capital)
Risk-Weighted Assets (2)	913,284	910,553
Quarterly Adjusted Average Total Assets (3)	1,328,060	1,321,440
Tier 1 Common ratio	14.00%	14.09%
Tier 1 Capital ratio	14.00	14.09
Total Capital ratio	15.97	16.06
Tier 1 Leverage ratio	9.62	9.71

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Risk-weighted assets for purposes of the Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on Basel I credit risk and Basel II.5 market risk capital rules.

(3)	Tier 1 Leverage ratio denominator.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Capital Standards
The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in risk-weighted assets or quarterly adjusted average total assets (denominator) as of March 31, 2014. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or quarterly adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Tier 1 Leverage ratio
	Impact of $100 million change in Tier 1 Common Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets
Citigroup	0.9 bps	1.3 bps	0.9 bps	1.3 bps	0.9 bps	1.6 bps	0.5 bps	0.5 bps
Citibank, N.A.	1.1 bps	1.5 bps	1.1 bps	1.5 bps	1.1 bps	1.8 bps	0.8 bps	0.7 bps

Citigroup Broker-Dealer Subsidiaries
At March 31, 2014, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $5.7 billion, which exceeded the minimum requirement by $4.8 billion.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2014.

Basel III (Full Implementation)

Citigroup’s Capital Resources Under Basel III
As previously noted, Citi currently anticipates that its effective minimum Tier 1 Common, Tier 1 Capital and Total Capital ratio requirements, under the Final Basel III Rules, on a fully implemented basis and including a 2% G-SIB surcharge, will be at least 9%, 10.5% and 12.5%, respectively. Further, under the Final Basel III Rules, Citi must also comply with a 4% minimum Tier 1 Leverage ratio requirement and an effective 5% minimum Supplementary Leverage ratio requirement.
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under the Final Basel III Rules for Citi, assuming full implementation, as of March 31, 2014 and December 31, 2013.

In millions of dollars, except ratios	March 31, 2014	Dec. 31, 2013
Tier 1 Common Capital	$131,925	$125,597
Tier 1 Capital	140,204	133,412
Total Capital	157,983	150,049
(Tier 1 Capital + Tier 2 Capital)
Risk-Weighted Assets(1)	1,261,000	1,186,000
Quarterly Adjusted Average Total Assets (2)	1,806,794	1,814,368
Tier 1 Common ratio (3)	10.47%	10.59%
Tier 1 Capital ratio	11.12	11.25
Total Capital ratio	12.53	12.65
Tier 1 Leverage ratio	7.76	7.35
(1) Calculated based on the Advanced Approaches under the Final Basel III Rules. For the first quarter of 2014, includes approximately $56 billion of additional operational risk-weighted assets related to Citi’s approved exit from parallel reporting, effective in the second quarter of 2014.

(2)	Tier 1 Leverage ratio denominator.
(3) Citi’s estimated Basel III Tier 1 Common ratio and certain related components are non-GAAP financial measures. Citi believes this ratio and its components provide useful information to investors and others by measuring Citi’s progress against future regulatory capital standards.

Tier 1 Common Ratio
On a pro forma basis, Citi’s estimated Basel III Tier 1 Common ratio at December 31, 2013 was 10.1%, as adjusted from 10.6% to include approximately $56 billion of additional operational risk-weighted assets related to Citi’s approved exit from parallel reporting, effective in the second quarter of 2014 (for additional information, see “Capital Resources—Basel III” in Citigroup’s 2013 Annual Report on Form 10-K). On this basis, Citi’s estimated Basel III Tier 1 Common ratio grew to 10.5% from 10.1%, sequentially, with such quarter-over-quarter increase reflecting continued growth in Tier 1 Common Capital resulting from quarterly net income and further DTA reduction of approximately $1.1 billion (see “Income Taxes” below).

Components of Citigroup Capital Under Basel III (Full Implementation)

In millions of dollars	March 31, 2014	December 31, 2013
Tier 1 Common Capital
Citigroup common stockholders’ equity(1)	$201,350	$197,694
Add: Qualifying noncontrolling interests	177	182
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(2)	(1,127)	(1,245)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (3)	170	177
Less: Intangible assets:
Goodwill, net of related deferred tax liability (DTL) (4)	24,314	24,518
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTL	4,692	4,950
Less: Defined benefit pension plan net assets	1,178	1,125
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carryforwards (5)	26,490	26,439
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs (5)(6)	13,885	16,315
Total Tier 1 Common Capital	$131,925	$125,597
Additional Tier 1 Capital
Qualifying perpetual preferred stock (1)	7,112	6,645
Qualifying trust preferred securities (7)	1,373	1,374
Qualifying noncontrolling interests	38	39
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	244	243
Total Additional Tier 1 Capital	$8,279	$7,815
Total Tier 1 Capital (Tier 1 Common Capital + Additional Tier 1 Capital)	$140,204	$133,412
Tier 2 Capital
Qualifying subordinated debt(9)	15,294	14,414
Qualifying trust preferred securities	745	745
Qualifying noncontrolling interests	49	52
Regulatory Capital Adjustment and Deduction:
Add: Excess of eligible credit reserves over expected credit losses(10)	1,935	1,669
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	244	243
Total Tier 2 Capital	$17,779	$16,637
Total Capital (Tier 1 Capital + Tier 2 Capital) (11)	$157,983	$150,049

(1)
Issuance costs of $106 million and $93 million related to preferred stock outstanding at March 31, 2014 and December 31, 2013, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)
Tier 1 Common Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in AOCI that relate to the hedging of items not recognized at fair value on the balance sheet.

(3)
The cumulative impact of changes in Citigroup’s own creditworthiness in valuing liabilities for which the fair value option has been elected and own-credit valuation adjustments on derivatives are excluded from Tier 1 Common Capital, in accordance with the Final Basel III Rules.

(4)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(5)
Of Citi’s approximately $51.7 billion of net deferred tax assets at March 31, 2014, approximately $13.2 billion of such assets were includable in regulatory capital pursuant to the Final Basel III Rules, while approximately $38.5 billion of such assets were excluded in arriving at Tier 1 Common Capital. Comprising the excluded net deferred tax assets was an aggregate of approximately $39.8 billion of net deferred tax assets arising from net operating loss, foreign tax credit and general business credit carryforwards as well as temporary differences that were deducted from Tier 1 Common Capital. In addition, approximately $1.3 billion of net deferred tax liabilities, primarily consisting of deferred tax liabilities associated with goodwill and certain other intangible assets, partially offset by deferred tax assets related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net deferred tax assets subject to deduction under these rules. Separately, under the Final Basel III Rules, goodwill and these other intangible assets are deducted net of associated deferred tax liabilities in arriving at Tier 1 Common Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(6)	Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

(7)	Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the Final Basel III Rules.

(8)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(9)	Non-qualifying subordinated debt issuances which consist of those with a fixed-to-floating rate step-up feature where the call/step-up date has not passed are excluded from Tier 2 Capital.

(10)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(11)
Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital. In accordance with the Standardized Approach, Total Capital was $169.8 billion and $161.8 billion at March 31, 2014 and December 31, 2013, respectively.

Citigroup Capital Rollforward Under Basel III (Full Implementation)

In millions of dollars	Three Months Ended March 31, 2014
Tier 1 Common Capital
Balance, beginning of period	$125,597
Net income	3,943
Dividends declared	(154)
Net increase in treasury stock	(579)
Net increase in additional paid-in capital(1)(2)	325
Net decrease in accumulated other comprehensive losses, net of tax	(13)
Net decrease in accumulated net unrealized losses on cash flow hedges, net of tax	(118)
Net decrease in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	7
Net decrease in goodwill, net of related deferred tax liability (DTL)	204
Net decrease in other intangible assets other than mortgage servicing rights (MSRs), net of related DTL	258
Net increase in defined benefit pension plan net assets	(53)
Net increase in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carryforwards	(51)
Net increase in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	2,430
Other	129
Net increase in Tier 1 Common Capital	$6,328
Tier 1 Common Capital Balance, end of period	$131,925
Additional Tier 1 Capital
Balance, beginning of period	$7,815
Net increase in qualifying perpetual preferred stock(2)	467
Net decrease in qualifying trust preferred securities	(1)
Other	(2)
Net increase in Additional Tier 1 Capital	$464
Tier 1 Capital Balance, end of period	$140,204
Tier 2 Capital
Balance, beginning of period	$16,637
Net increase in qualifying subordinated debt	880
Net increase in excess of eligible credit reserves over expected credit losses	266
Other	(4)
Net increase in Tier 2 Capital	$1,142
Tier 2 Capital Balance, end of period	$17,779
Total Capital (Tier 1 Capital + Tier 2 Capital)	$157,983

(1)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(2)
Citi issued approximately $480 million of qualifying perpetual preferred stock during the three months ended March 31, 2014, which was partially offset by the netting of issuance costs of $13 million. For U.S. GAAP purposes, issuance costs are netted against additional paid-in capital.

Citigroup Risk-Weighted Assets Under Basel III at March 31, 2014 (1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$713,000	$150,000	$863,000	$981,000	$111,000	$1,092,000
Market Risk	105,000	5,000	110,000	105,000	5,000	110,000
Operational Risk	225,000	63,000	288,000	—	—	—
Total	$1,043,000	$218,000	$1,261,000	$1,086,000	$116,000	$1,202,000

Citigroup Risk-Weighted Assets Under Basel III at December 31, 2013 (1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$693,000	$149,000	$842,000	$963,000	$102,000	$1,065,000
Market Risk	107,000	5,000	112,000	107,000	5,000	112,000
Operational Risk	160,000	72,000	232,000	—	—	—
Total	$960,000	$226,000	$1,186,000	$1,070,000	$107,000	$1,177,000

(1) Calculated based on the Final Basel III Rules, and with full implementation assumed.

Total estimated risk-weighted assets under the Basel III Advanced Approaches increased quarter-over-quarter largely due to the previously noted inclusion of approximately $56 billion of additional operational risk-weighted assets during the first quarter of 2014 (see discussion above), as well as growth in credit risk-weighted assets within Citicorp’s ICG businesses attributable to increased corporate lending and commitments.
Total estimated risk-weighted assets under the Basel III Standardized Approach increased during the quarter substantially due to higher credit risk-weighted assets within both Citicorp and Citi Holdings, largely attributable to the growth in corporate lending and commitments discussed above as well as further refinement of models used to calculate risk-weighted assets on residential mortgage loans, respectively.
Supplementary Leverage Ratio
Under the Final Basel III Rules, Advanced Approaches banking organizations, such as Citi and Citibank, N.A., are also required to calculate a Supplementary Leverage ratio which significantly differs from the Tier 1 Leverage ratio by also including certain off-balance-sheet exposures within the denominator of the ratio.
The Supplementary Leverage ratio represents the average for the quarter of the three monthly ratios of Tier 1 Capital to Total Leverage Exposure (i.e., the sum of the ratios calculated for January, February and March, divided by three). Total Leverage Exposure is the sum of: (i) the carrying value of all on-balance sheet assets less applicable Tier 1 Capital deductions; (ii) the potential future exposure (PFE) on derivative contracts; (iii) 10% of the notional amount of unconditionally cancellable commitments; and (iv) the full notional amount of certain other off-balance sheet exposures (e.g., other commitments and contingencies).
The following table sets forth the components of Total Leverage Exposure with regard to Citi’s Supplementary

Leverage ratio under the Final Basel III Rules as of March 31, 2014 and December 31, 2013.

In millions of dollars	March 31, 2014	December 31, 2013
On-balance sheet assets, as adjusted	$1,823,933	$1,806,792
PFE on derivative contracts	198,028	190,827
Unconditionally cancellable commitments	64,386	64,835
Other off-balance sheet exposures	393,869	378,738
Total Leverage Exposure	$2,480,216	$2,441,192
Citigroup’s estimated Supplementary Leverage ratio under the Final Basel III Rules was 5.6% for the first quarter of 2014, compared to an estimated 5.4% for the fourth quarter of 2013. The quarter-over-quarter ratio improvement was primarily due to the increase in Tier 1 Capital resulting substantially from quarterly net income and further DTA reduction, marginally offset by an increase in Total Leverage Exposure.
Citi’s estimated Basel III Supplementary Leverage ratio and certain related components are non-GAAP financial measures. Citigroup believes this ratio and its components provide useful information to investors and others by measuring Citigroup’s progress against future regulatory capital standards.
In April 2014, the U.S. banking agencies released a final rule, consistent with that proposed in July 2013, which establishes enhanced Supplementary Leverage ratio standards for the eight largest U.S. bank holding companies (currently identified as G-SIBs by the Financial Stability Board, which includes Citi) and their subsidiary insured depository institutions. The final enhanced Supplementary Leverage ratio rule, which revises the Final Basel III Rules, establishes a 2% leverage buffer for these bank holding companies in addition to the stated 3% minimum Supplementary Leverage ratio requirement.

The leverage buffer will operate in a manner similar to that of the Capital Conservation Buffer, such that if a bank holding company failed to exceed the 2% requirement it would be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Accordingly, the final rule effectively raises the Supplementary Leverage ratio requirement to 5% for affected bank holding companies. Additionally, the final rule requires that insured depository institution subsidiaries of these bank holding companies, such as Citibank, N.A., maintain a minimum Supplementary Leverage ratio of 6% to be considered “well capitalized” under the revised prompt corrective action framework established by the Final Basel III Rules. Citi and Citibank, N.A. are required to be compliant with these higher effective minimum ratio requirements on January 1, 2018.

Regulatory Capital Standards Developments

Basel III

Supplementary Leverage Ratio
In April 2014, the U.S. banking agencies also released a notice of proposed rulemaking which would revise the denominator of the Supplementary Leverage ratio in a manner largely consistent with the revisions adopted in January 2014 by the Basel Committee on Banking Supervision (Basel Committee) with respect to the Basel III Leverage ratio (the equivalent of the U.S. Supplementary Leverage ratio). The proposed rules would modify the Final Basel III Rules in relation to the measurement of exposures for derivatives, securities financing transactions (SFTs), and most off-balance sheet commitments and contingencies, all of which are included in the denominator of the Supplementary Leverage ratio.
Under the revised rule, Advanced Approaches banking organizations would be permitted limited netting of SFTs with the same counterparty and allowed to apply cash variation margin to reduce derivative exposures, both of which are subject to certain specific conditions, as well as distinguish and expand the measure of exposure for written credit derivatives. Moreover, the credit conversion factors to be applied to certain off-balance sheet exposures would be reduced from 100% to those applicable under the Basel III Standardized Approach for determining credit risk-weighted assets.
Further, the proposed rule would substantially revise the calculation of the Supplementary Leverage ratio to be the ratio of period end Tier 1 Capital, as adjusted, to the quarterly daily average of Total Leverage Exposure. Citi continues to review the proposed rule and its potential impact on its estimated Supplementary Leverage ratio, including the implications associated with the revised calculation of the ratio.

Derivative Exposures - Counterparty Credit Risk
In March 2014, the Basel Committee adopted a final rule regarding the treatment of derivatives-related transactions in its capital adequacy framework, which is to become effective January 1, 2017. The “Standardized Approach for Measuring Counterparty Credit Risk on Derivative Exposures” (SA-CCR) replaces the current exposure method and, in part, provides greater collateral recognition and netting benefits. Although finalized by the Basel Committee, the U.S. banking agencies’ proposal regarding the denominator of the Supplementary Leverage ratio does not address the SA-CCR. The U.S. banking agencies may incorporate the SA-CCR into either or both the risk-based capital rules and the Supplementary Leverage ratio in the future.

Exposures to Central Counterparties
In April 2014, the Basel Committee adopted a final rule in relation to capital requirements for exposures to central counterparties (CCPs), such as clearinghouses. The final rule employs the SA-CCR in calculating a banking organization’s trade exposure as well as the CCPs hypothetical capital requirements used in calculating capital charges for default funds. Similar to the SA-CCR, the U.S. banking agencies have not yet proposed rules for incorporating the Basel Committee’s standards into the U.S. capital adequacy framework.

Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share
Tangible common equity (TCE), as currently defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE, tangible book value per share and book value per share are non-GAAP financial measures. Citi believes these capital metrics provide useful information, as they are used by investors and industry analysts.

In millions of dollars or shares, except per share amounts	March 31, 2014	December 31, 2013
Total Citigroup stockholders’ equity	$208,462	$204,339
Less: Preferred stock	7,218	6,738
Common equity	$201,244	$197,601
Less: Intangible assets:
Goodwill	25,008	25,009
Other intangible assets (other than MSRs)	4,891	5,056
Tangible common equity (TCE)	$171,345	$167,536

Common shares outstanding (CSO)	3,037.8	3,029.2
Book value per share (common equity/CSO)	$66.25	$65.23
Tangible book value per share (TCE/CSO)	$56.40	$55.31

MANAGING GLOBAL RISK
Citigroup believes that effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. These risks are broadly categorized as credit, market and operational risks.
Citigroup’s risk management framework is designed to balance business ownership and accountability for risks with well defined independent risk management oversight and responsibility. Further, the risk management organization is structured to facilitate the management of risk across three dimensions: businesses, regions and critical products.
For more information on Citi’s risk management, as well as a discussion of operational risk, see “Managing Global Risk” and “Risk Factors” in Citi’s 2013 Annual Report on Form 10-K.

Managing Global Risk Table of Contents

(1)
For additional information regarding market risk and related metrics, refer to Citi’s Basel II.5 market risk disclosures, as required by the Federal Reserve Board, on Citi’s Investor Relations website.

CREDIT RISK

For additional information on Credit Risk, including Citi’s credit risk management, measurement and stress testing, see “Managing Global Risk—Credit Risk” in Citi’s 2013 Annual Report on Form 10-K.

Loans Outstanding

In millions of dollars	1st Qtr. 2014	4th Qtr. 2013	3rd Qtr. 2013	2nd Qtr. 2013	1st Qtr. 2013
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$106,904	$108,453	$110,813	$112,890	$120,768
Installment, revolving credit, and other	12,951	13,398	13,265	13,061	12,955
Cards	107,947	115,651	110,734	104,925	104,535
Commercial and industrial	6,884	6,592	6,349	5,620	5,386
Lease financing	—	—	—	—	—
	$234,686	$244,094	$241,161	$236,496	$243,644
In offices outside the U.S.
Mortgage and real estate(1)	$56,118	$55,511	$54,428	$53,507	$54,717
Installment, revolving credit, and other	33,409	33,182	32,306	32,296	34,020
Cards	35,683	36,740	35,966	35,748	39,522
Commercial and industrial	24,575	24,107	23,741	23,849	22,906
Lease financing	736	769	743	712	745
	$150,521	$150,309	$147,184	$146,112	$151,910
Total Consumer loans	$385,207	$394,403	$388,345	$382,608	$395,554
Unearned income	(546)	(572)	(523)	(456)	(378)
Consumer loans, net of unearned income	$384,661	$393,831	$387,822	$382,152	$395,176
Corporate loans
In U.S. offices
Commercial and industrial	$36,120	$32,704	$33,936	$30,798	$28,558
Loans to financial institutions	27,888	25,102	22,813	23,982	16,500
Mortgage and real estate(1)	29,888	29,425	29,168	26,215	25,576
Installment, revolving credit, and other	34,219	34,434	31,084	31,919	33,621
Lease financing	1,662	1,647	1,493	1,535	1,369
	$129,777	$123,312	$118,494	$114,449	$105,624
In offices outside the U.S.
Commercial and industrial	$83,134	$82,663	$86,012	$84,317	$85,258
Loans to financial institutions	39,543	38,372	40,403	40,303	38,332
Mortgage and real estate(1)	6,301	6,274	6,392	6,276	6,231
Installment, revolving credit, and other	18,655	18,714	16,783	14,581	14,733
Lease financing	454	527	538	556	593
Governments and official institutions	2,256	2,341	1,655	1,579	1,265
	$150,343	$148,891	$151,783	$147,612	$146,412
Total Corporate loans	$280,120	$272,203	$270,277	$262,061	$252,036
Unearned income	(560)	(562)	(548)	(472)	(848)
Corporate loans, net of unearned income	$279,560	$271,641	$269,729	$261,589	$251,188
Total loans—net of unearned income	$664,221	$665,472	$657,551	$643,741	$646,364
Allowance for loan losses—on drawn exposures	(18,923)	(19,648)	(20,605)	(21,580)	(23,727)
Total loans—net of unearned income and allowance for credit losses	$645,298	$645,824	$636,946	$622,161	$622,637
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	2.87%	2.97%	3.16%	3.38%	3.70%
Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	4.29%	4.34%	4.63%	4.95%	5.32%
Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	0.90%	0.97%	1.01%	1.05%	1.12%

(1)	Loans secured primarily by real estate.

(2)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

In millions of dollars	1st Qtr. 2014	4th Qtr. 2013	3rd Qtr. 2013	2nd Qtr. 2013	1st Qtr. 2013
Allowance for loan losses at beginning of period	$19,648	$20,605	$21,580	$23,727	$25,455
Provision for loan losses
Consumer	$1,759	$2,012	$1,583	$1,850	$2,158
Corporate	34	(101)	69	(23)	56
	$1,793	$1,911	$1,652	$1,827	$2,214
Gross credit losses
Consumer
In U.S. offices	$1,841	$2,019	$1,859	$2,157	$2,367
In offices outside the U.S.	968	1,011	967	1,003	1,017
Corporate
In U.S. offices	8	27	95	47	20
In offices outside the U.S.	166	37	53	50	40
	$2,983	$3,094	$2,974	$3,257	$3,444
Credit recoveries
Consumer
In U.S. offices	$292	$236	$253	$275	$309
In offices outside the U.S.	223	262	239	322	242
Corporate
In U.S offices	18	22	39	28	5
In offices outside the U.S.	11	27	13	24	10
	$544	$547	$544	$649	$566
Net credit losses
In U.S. offices	$1,539	$1,788	$1,662	$1,901	$2,073
In offices outside the U.S.	900	759	768	707	805
Total	$2,439	$2,547	$2,430	$2,608	$2,878
Other - net (1)(2)(3)(4)(5)(6)	$(79)	$(321)	$(197)	(1,366)	$1,064
Allowance for loan losses at end of period	$18,923	$19,648	$20,605	$21,580	$23,727
Allowance for loan losses as a % of total loans(7)	2.87%	2.97%	3.16%	3.38%	3.70%
Allowance for unfunded lending commitments(8)	$1,202	$1,229	$1,262	$1,133	$1,132
Total allowance for loan losses and unfunded lending commitments	$20,125	$20,877	$21,867	$22,713	$24,859
Net Consumer credit losses	$2,294	$2,532	$2,334	$2,563	$2,833
As a percentage of average Consumer loans	2.41%	2.58%	2.41%	2.65%	2.88%
Net Corporate credit losses	$145	$15	$96	$45	$45
As a percentage of average Corporate loans	0.22%	0.02%	0.15%	0.07%	0.07%
Allowance for loan losses at end of period(9)
Citicorp	$12,870	$13,174	$13,299	$13,425	$14,330
Citi Holdings	6,053	6,474	7,306	8,155	9,397
Total Citigroup	$18,923	$19,648	$20,605	$21,580	$23,727
Allowance by type
Consumer	$16,451	$17,064	$17,912	$18,872	$20,948
Corporate	2,472	2,584	2,693	2,708	2,779
Total Citigroup	$18,923	$19,648	$20,605	$21,580	$23,727

(1)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, securitizations, foreign currency translation, purchase accounting adjustments, etc.

(2)	The first quarter of 2014 includes a reduction of approximately $79 million related to the sale or transfer to held-for-sale of various loan portfolios.

(3)
The fourth quarter of 2013 includes a reduction of approximately $113 million related to the sale or transfer to held-for-sale of various loan portfolios. Additionally, there was a reduction of $230 million related to a non-provision transfer of reserves associated with deferred interest to other assets which include deferred interest.

(4)	The third quarter of 2013 includes a reduction of approximately $214 million related to the sale or transfer to held-for-sale of various loan portfolios.

(5)
The second quarter of 2013 includes a reduction of approximately $650 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $360 million related to the transfer of Credicard to discontinued operations held for sale. Additionally, a reduction of approximately $90 million related to a transfer to held-for-sale of a loan portfolio in Greece and a reduction of approximately $220 million related to foreign currency translation.

(6)
The first quarter of 2013 includes a reduction of approximately $855 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $165 million related to a transfer to held-for-sale of a loan portfolio in Greece.

(7)
March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 exclude $5.7 billion, $5.0 billion, $5.2 billion, $4.9 billion and $5.0 billion, respectively, of loans which are carried at fair value.

(8)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

(9)
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios as of March 31, 2014 and December 31, 2013:

	March 31, 2014
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$5.9	$109.2	5.4%
North America mortgages(3)(4)	4.8	106.0	4.6
North America other	1.1	21.3	5.2
International cards	2.4	35.2	6.8
International other(5)	2.2	112.9	2.0
Total Consumer	$16.4	$384.6	4.3%
Total Corporate	2.5	279.6	0.9
Total Citigroup	$18.9	$664.2	2.9%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)
Includes both Citi-branded cards and Citi retail services. The $5.9 billion of loan loss reserves for North America cards as of March 31, 2014 represented approximately 17 months of coincident net credit loss coverage.

(3)
Of the $4.8 billion, approximately $4.6 billion was allocated to North America mortgages in Citi Holdings. The $4.8 billion of loan loss reserves for North America mortgages as of March 31, 2014 represented approximately 42 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

(4)
Of the $4.8 billion in loan loss reserves, approximately $2.1 billion and $2.7 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $106.0 billion in loans, approximately $87.1 billion and $18.5 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

(5)	Includes mortgages and other retail loans.

Allowance for Loan Losses

	December 31, 2013
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.2	$116.8	5.3%
North America mortgages(3)(4)	5.1	107.5	4.8
North America other	1.2	21.9	5.4
International cards	2.3	36.2	6.5
International other(5)	2.2	111.4	2.0
Total Consumer	$17.0	$393.8	4.3%
Total Corporate	2.6	271.7	1.0
Total Citigroup	$19.6	$665.5	3.0%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)
Includes both Citi-branded cards and Citi retail services. The $6.2 billion of loan loss reserves for North America cards as of December 31, 2013 represented approximately 18 months of coincident net credit loss coverage.

(3)
Of the $5.1 billion, approximately $4.9 billion was allocated to North America mortgages in Citi Holdings. The $5.1 billion of loan loss reserves for North America mortgages as of December 31, 2013 represented approximately 26 months of coincident net credit loss coverage.

(4)
Of the $5.1 billion in loan loss reserves, approximately $2.4 billion and $2.7 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $107.5 billion in loans, approximately $88.6 billion and $18.5 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

(5)	Includes mortgages and other retail loans.

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

Non-Accrual Loans

In millions of dollars	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
Citicorp	$3,752	$3,791	$4,053	$4,030	$4,235
Citi Holdings	4,841	5,166	5,328	5,676	6,418
Total non-accrual loans (NAL)	$8,593	$8,957	$9,381	$9,706	$10,653
Corporate non-accrual loans(1)
North America	$689	$736	$807	$811	$1,005
EMEA	461	766	975	972	1,079
Latin America	186	127	124	91	116
Asia	284	279	272	270	304
Total Corporate non-accrual loans	$1,620	$1,908	$2,178	$2,144	$2,504
Citicorp	$1,528	$1,580	$1,807	$1,747	$1,975
Citi Holdings	92	328	371	397	529
Total Corporate non-accrual loans	$1,620	$1,908	$2,178	$2,144	$2,504
Consumer non-accrual loans(1)
North America	$5,084	$5,192	$5,308	$5,568	$6,171
EMEA	131	138	147	234	263
Latin America	1,466	1,426	1,400	1,430	1,313
Asia	292	293	348	330	402
Total Consumer non-accrual loans	$6,973	$7,049	$7,203	$7,562	$8,149
Citicorp	$2,224	$2,211	$2,246	$2,283	$2,260
Citi Holdings	4,749	4,838	4,957	5,279	5,889
Total Consumer non-accrual loans	$6,973	$7,049	$7,203	$7,562	$8,149

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $687 million at March 31, 2014, $749 million at December 31, 2013, $793 million at September 30, 2013, $606 million at June 30, 2013, and $566 million at March 31, 2013.

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

In millions of dollars	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
OREO
Citicorp	$98	$79	$69	$52	$49
Citi Holdings	311	338	334	339	363
Total OREO	$409	$417	$403	$391	$412
North America	$304	$305	$293	$267	$286
EMEA	50	59	62	76	85
Latin America	50	47	40	46	39
Asia	5	6	8	2	2
Total OREO	$409	$417	$403	$391	$412
Other repossessed assets	$—	$—	$—	$—	$1
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$1,620	$1,908	$2,178	$2,144	$2,504
Consumer non-accrual loans	6,973	7,049	7,203	7,562	8,149
Non-accrual loans (NAL)	$8,593	$8,957	$9,381	$9,706	$10,653
OREO	409	417	403	391	412
Other repossessed assets	—	—	—	—	1
Non-accrual assets (NAA)	$9,002	$9,374	$9,784	$10,097	$11,066
NAL as a percentage of total loans	1.29%	1.35%	1.43%	1.51%	1.65%
NAA as a percentage of total assets	0.48	0.50	0.52	0.54	0.59
Allowance for loan losses as a percentage of NAL(1)	220%	219%	220%	222%	223%

Non-accrual assets—Total Citicorp	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
Non-accrual loans (NAL)	$3,752	$3,791	$4,053	$4,030	$4,235
OREO	98	79	69	52	49
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$3,850	$3,870	$4,122	$4,082	$4,284
NAA as a percentage of total assets	0.22%	0.22%	0.23%	0.23%	0.25%
Allowance for loan losses as a percentage of NAL(1)	343	348	328	333	338
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$4,841	$5,166	$5,328	$5,676	$6,418
OREO	311	338	334	339	363
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$5,152	$5,504	$5,662	$6,015	$6,781
NAA as a percentage of total assets	4.52%	4.70%	4.64%	4.59%	4.55%
Allowance for loan losses as a percentage of NAL(1)	125%	125%	137%	144%	146%

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

N/A Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Mar. 31, 2014	Dec. 31, 2013
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$31	$36
Mortgage and real estate(3)	129	143
Loans to financial institutions	—	14
Other	352	364
	$512	$557
In offices outside the U.S.
Commercial and industrial(2)	$151	$161
Mortgage and real estate(3)	18	18
Other	58	58
	$227	$237
Total Corporate renegotiated loans	$739	$794
Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate	$18,884	$18,922
Cards	2,279	2,510
Installment and other	576	626
	$21,739	$22,058
In offices outside the U.S.
Mortgage and real estate	$670	$641
Cards	833	830
Installment and other	771	834
	$2,274	$2,305
Total Consumer renegotiated loans	$24,013	$24,363

(1)
Includes $306 million and $312 million of non-accrual loans included in the non-accrual assets table above at March 31, 2014 and December 31, 2013, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at March 31, 2014, Citi also modified $15 million and $86 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside and outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at March 31, 2014, Citi also modified $20 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $3,704 million and $3,637 million of non-accrual loans included in the non-accrual assets table above at March 31, 2014 and December 31, 2013, respectively. The remaining loans are accruing interest.

(5)	Includes $55 million and $29 million of commercial real estate loans at March 31, 2014 and December 31, 2013, respectively.

(6)	Includes $305 million and $295 million of other commercial loans at March 31, 2014 and December 31, 2013, respectively.

(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

North America Consumer Mortgage Lending

Overview
Citi’s North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At March 31, 2014, Citi’s North America Consumer residential first mortgage portfolio was $75.3 billion (compared to $75.9 billion at December 31, 2013), while the home equity loan portfolio was $30.7 billion (compared to $31.6 billion at December 31, 2013). At March 31, 2014, $43.2 billion of first mortgages was recorded in Citi Holdings, with the remaining $32.1 billion recorded in Citicorp. At March 31, 2014, $27.7 billion of home equity loans was recorded in Citi Holdings, with the remaining $3.0 billion recorded in Citicorp.
Citi’s residential first mortgage portfolio included $7.4 billion of loans with FHA insurance or VA guarantees at March 31, 2014, compared to $7.7 billion at December 31, 2013. This portfolio consists of loans to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally higher loan-to-value ratios (LTVs). Credit losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.
In addition, Citi’s residential first mortgage portfolio included $1.0 billion of loans with origination LTVs above 80% that have insurance through mortgage insurance companies at March 31, 2014, compared to $1.1 billion at December 31, 2013. At March 31, 2014, the residential first mortgage portfolio also had $0.8 billion of loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities (GSEs) for which Citi has limited exposure to credit losses, unchanged from December 31, 2013. Citi’s home equity loan portfolio also included $0.3 billion of loans subject to LTSCs with GSEs (unchanged from December 31, 2013) for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of loan origination defects. Citi’s allowance for loan loss calculations takes into consideration the impact of the guarantees and commitments described above.
Citi does not offer option-adjustable rate mortgages/negative-amortizing mortgage products to its customers. As a result, option-adjustable rate mortgages/negative-amortizing mortgages represent an insignificant portion of total balances, since they were acquired only incidentally as part of prior portfolio and business purchases.
As of March 31, 2014, Citi’s North America residential first mortgage portfolio contained approximately $4.8 billion of adjustable rate mortgages that are currently required to make a payment consisting of only accrued interest for the payment period, or an interest-only payment, compared to $5.0 billion at December 31, 2013. This decline resulted primarily from repayments of $148 million and conversions to amortizing loans of $85 million. Borrowers who are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers who have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio, and have exhibited significantly lower 30+ delinquency rates as compared with residential first mortgages without this payment feature. As such, Citi does not believe the residential mortgage loans with this payment feature represent substantially higher risk in the portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Residential First Mortgages
The following charts detail the quarterly trends in loan balances, net credit losses and delinquencies for Citigroup’s residential first mortgage portfolio in North America. As set forth in the tables below, approximately 57% of Citi’s residential first mortgage exposure arises from its portfolio in Citi Holdings, which includes residential first mortgages originated by both CitiMortgage as well as Citi’s legacy CitiFinancial North America business.

North America Residential First Mortgage - EOP Loans In billions of dollars

Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp
$84
$78
$77
$76
$75
31
10
43
29
10
39
31
9
37
31
9
36
32
9
35
1Q'13
2Q'13
3Q'13
4Q'13
1Q'14

North America Residential First Mortgage - Net Credit Losses(1) In millions of dollars

Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp
$331
13
130
188
$286
7
127
152
$218
8
130
81
$218
5
117
95
$193
3
95
95
1Q'13
2Q'13
3Q'13
4Q'13(2)
1Q'14

	1Q'13	2Q'13	3Q'13	4Q'13[2]	1Q'14
Total NCL	1.5%	1.4%	1.1%	1.1%	1.0%
Citi Holdings CMI	1.6%	1.4%	0.8%	1.0%	1.1%
Citi Holdings CFNA	5.0%	5.0%	5.3%	5.0%	4.4%
Citi Holdings Total	2.3%	2.1%	1.7%	1.9%	1.8%
Citicorp	0.2%	0.1%	0.1%	0.1%	0.0%

Note: CMI refers to loans originated by CitiMortgage. CFNA refers to loans originated by CitiFinancial. Totals may not sum due to rounding.

(1)
Includes the following charge-offs related to Citi’s fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 1Q’13, $25 million; 2Q’13, $18 million; 3Q’13, $8 million; 4Q’13, $6 million; and 1Q’14, $0 million. For further information, see “National Mortgage and Independent Foreclosure Review Settlements” below.

(2)
4Q’13 excludes approximately $84 million of net credit losses consisting of (i) approximately $69 million of charge-offs related to a change in the charge-off policy for mortgages originated in CitiFinancial to more closely align to policies used in the CitiMortgage business, and (ii) approximately $15 million of charge-offs related to a change in the estimate of net credit losses related to collateral dependent loans to borrowers that have gone through Chapter 7 bankruptcy.

(3)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(4)	Year-over-year change as of February 2014.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars

30-89
90-179
180+
30+ DPD
6.90
6.91
6.77
6.03
4.85
4.29
3.91
3.61
3.29
2.47
2.41
2.28
1.95
1.59
1.47
1.26
1.09
1.13
1.41
1.37
1.16
1.17
0.85
0.61
0.63
0.64
0.59
3.02
3.13
3.33
2.91
2.41
2.21
2.02
1.88
1.58
1Q'12
2Q'12
3Q'12
4Q'12
1Q'13
2Q'13
3Q'13
4Q'13
1Q'14

Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

As set forth in the table above, residential first mortgages originated by CitiFinancial tend to have higher net credit loss rates, at approximately 4.4%, compared to a net credit loss rate of 1.1% for CitiMortgage residential first mortgages in Citi Holdings. This is due to the fact that CitiFinancial borrowers tend to have higher LTVs and lower FICOs than CitiMortgage residential first mortgages in Citi Holdings. The improvement in the net credit loss rate in the current quarter for CitiFinancial residential first mortgages was due to the general improvement in the economic environment and the previously-disclosed change in charge-off policy that accelerated charge-offs effective in the fourth quarter of 2013 (see note 2 in the table above).
As previously disclosed, the historical improvement in Citi’s residential first mortgage delinquencies and net credit losses has largely been driven by asset sales, primarily out of the CitiMortgage portfolio in Citi Holdings, as well as ongoing modification programs (see Note 14 to the Consolidated Financial Statements). Continued overall improvement in credit and economic performance and loan modifications drove the improvement in the first quarter of 2014. While Citi believes the underlying credit performance of its residential first mortgage portfolio generally remains favorable, Citi’s ability to reduce delinquencies or net credit losses in this portfolio pursuant to asset sales or modifications could be limited going forward due to, among other factors, the lower remaining inventory of delinquent loans to sell or modify, additional increases in interest rates or lack of market demand for asset sales. The lack of non-performing residential first mortgage loan sales during the current quarter led, in part, to the slight increase in 180+ days past due delinquencies during the quarter.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of March 31, 2014 and December 31, 2013.

In billions of dollars	March 31, 2014					December 31, 2013
State (1)	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$19.1	30%	1.0%	3%	737	$19.2	30%	1.0%	4%	738
NY/NJ/CT(3)	11.9	18	2.6	2	733	11.7	18	2.6	3	733
FL(3)	3.1	5	4.5	17	688	3.1	5	4.4	25	688
IN/OH/MI(3)	3.0	5	4.2	13	658	3.1	5	3.9	21	659
IL(3)	2.6	4	3.6	15	704	2.7	4	3.8	16	703
AZ/NV	1.5	2	2.7	22	708	1.5	2	2.7	25	710
Other	22.8	36	4.2	4	670	23.1	36	4.1	8	671
Total	$64.0	100%	2.9%	5%	704	$64.4	100%	2.9%	8%	705

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

Citi’s residential first mortgages portfolio is primarily concentrated in California and the New York/New Jersey/Connecticut region (with New York the largest of the three states). The improvement in refreshed LTV percentages at March 31, 2014 was primarily the result of HPI improvements across substantially all metropolitan statistical areas, thereby increasing values used in the determination of LTV, although the HPI improvement varies from market to market. To a lesser extent, modification programs involving principal forgiveness further reduced the loans in this category.

Foreclosures
The substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At March 31, 2014, Citi’s foreclosure inventory included approximately $0.8 billion, or 1.2%, of Citi’s residential first mortgages (based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs). Citi’s foreclosure inventory was largely unchanged from December 31, 2013 due to the ongoing extensive state and regulatory requirements related to the foreclosure process, which continue to result in longer foreclosure timelines. Citi’s average timeframes to move a loan out of foreclosure are two to three times longer than historical norms, and continue to be even more pronounced in judicial states (i.e., states that require foreclosures to be processed via court approval), where
Citi has a higher concentration of residential first mortgages in foreclosure. Active foreclosure units in process for over two years as a percentage of Citi’s total foreclosure inventory was approximately 32% as of March 31, 2014, compared to 33% as of December 31, 2013. The reduction reflected modest improvements in some jurisdictions and the addition of new foreclosures to the inventory.
For additional information, see “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending—Foreclosures” in Citi’s 2013 Annual Report on Form 10-K.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Home Equity Loans
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

At March 31, 2014, Citi’s home equity loan portfolio of $30.7 billion included approximately $18.4 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or “reset,” compared to $18.9 billion at December 31, 2013. The following chart sets forth these Revolving HELOCs (based on certain FICO and combined loan-to-value (CLTV) characteristics of the portfolio) and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of December 31, 2013

FICO 660+,CLTV>100
FICO<660,CLTV>100
FICO 660+,CLTV>=80<=100
FICO<660,CLTV>=80<=100
FICO 660+,CLTV<80
FICO<660,CLTV<80
%ENR
$6.0
$5.0
$4.0
$3.0
$2.0
$1.0
$0.0
$0.5
$0.5
$1.2
$3.9
$5.1
$4.9
$2.6
$0.8
2.5%
2.5%
6.0%
20.0%
26.1%
25.2%
13.3%
4.3%
<2013
2013
2014
2015
2016
2017
2018
2019+

Note: Totals may not sum due to rounding.

As set forth in the chart above, approximately 6% of Citi’s Revolving HELOCs had commenced amortization as of March 31, 2014, compared to approximately 5% and 71% that will commence amortization during the remainder of 2014 and 2015-2017, respectively. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, typically at a variable rate, and principal that amortizes over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans. While it is not certain what, if any, impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates the monthly loan payment for its Revolving HELOCs that reset during 2015-2017 could increase on average by approximately $360 or 180%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset.

Based on the limited number of Revolving HELOCs that have begun amortization as of March 31, 2014, approximately 5.7% of the amortizing home equity loans were 30+ days past due compared to 2.6% of the total outstanding home equity loan portfolio (amortizing and non-amortizing), compared to 6.0% and 2.8%, respectively, as of December 31, 2013. However, these resets have generally occurred during a period of declining interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower. Citi continues to monitor this reset risk closely, particularly as it approaches 2015, and Citi will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management continues to review additional actions to offset potential reset risk, including establishment of a borrower outreach program to provide reset risk education, establishment of a reset risk mitigation unit and proactively contacting high risk borrowers. For further information on reset risk, see “Risk Factors—Business and Operational Risks” in Citi’s 2013 Annual Report on Form 10-K.
The following charts detail the quarterly trends in loan balances, net credit losses and delinquencies for Citi’s home equity loan portfolio in North America. The vast majority of Citi’s home equity loan exposure arises from its portfolio in Citi Holdings.

North America Home Equity - EOP Loans In billions of dollars

North America Home Equity - Net Credit Losses(1) In millions of dollars

Citi Holdings
Citicorp
$318
6
312
$280
6
274
$215
3
212
$173
3
169
$143
2
140
1Q'13
2Q'13
3Q'13
4Q'13(2)
1Q'14

	1Q'13	2Q'13	3Q'13	4Q'13[2]	1Q'14
Total NCL	3.5%	3.2%	2.5%	2.1%	1.9%
Citi Holdings	3.8%	3.4%	2.7%	2.3%	2.0%
Citicorp	0.8%	0.8%	0.4%	0.5%	0.3%

Note: Totals may not sum due to rounding.

(1)
Includes the following amounts of charge-offs related to Citi’s fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 1Q’13, $51 million; 2Q’13, $12 million; 3Q’13, $14 million; 4Q’13, $15 million; and 1Q’14, $0 million. For further information, see “National Mortgage and Independent Foreclosure Review Settlements” below.

(2)
4Q’13 excludes approximately $100 million of net credit losses consisting of (i) approximately $64 million for the acceleration of accounting losses associated with modified home equity loans determined to be collateral dependent, (ii) approximately $22 million of charge-offs related to a change in the charge-off policy for mortgages originated in CitiFinancial to more closely align to policies used in the CitiMortgage business, and (iii) approximately $14 million of charge-offs related to a change in the estimate of net credit losses related to collateral dependent loans to borrowers that have gone through Chapter 7 bankruptcy.

North America Home Equity Loan Delinquencies - Citi Holdings In billions of dollars
Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies, because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

As set forth in the tables above, home equity loan net credit losses and delinquencies continued to improve during the first quarter of 2014, primarily due to liquidations and, to a lesser extent, modifications. Given the lack of a market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 14 to the Consolidated Financial Statements), Citi’s ability to reduce delinquencies or net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans or otherwise, is more limited as compared to residential first mortgages.

North America Home Equity Loans—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of March 31, 2014 and December 31, 2013.

In billions of dollars	March 31, 2014					December 31, 2013
State (1)	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO
CA	$8.0	28%	1.5%	15%	726	$8.2	28%	1.6%	17%	726
NY/NJ/CT(4)	7.1	24	2.4	14	718	7.2	24	2.3	12	718
FL(4)	2.0	7	2.3	40	705	2.1	7	2.9	44	704
IL(4)	1.2	4	1.4	44	713	1.2	4	1.6	42	713
IN/OH/MI(4)	0.9	3	1.6	44	685	1.0	3	1.6	47	686
AZ/NV	0.7	2	2.1	49	713	0.7	2	2.1	53	713
Other	9.1	32	1.7	25	699	9.5	32	1.7	26	699
Total	$29.0	100%	1.9%	22%	712	$29.9	100%	1.9%	23%	712

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.
National Mortgage and Independent Foreclosure Review Settlements
During the first quarter of 2014, the monitor required by the national mortgage settlement certified that Citi had fulfilled its requirements for the provision of consumer benefits under the settlement, including loan modifications and refinancing concessions.
Citi did not incur any credit losses under the independent foreclosure review settlement during the first quarter of 2014 and believes it has fulfilled its mortgage assistance obligations under the settlement. The results are pending review by the OCC, which is not expected to occur until the second half of 2014. For additional information, see “Managing Global Risk—Credit Risk—Independent Foreclosure Review Settlement” in Citi’s 2013 Annual Report on Form 10-K.

Citi Holdings Consumer Mortgage FICO and LTV
The following charts detail the quarterly trends for the residential first mortgage and home equity loan portfolios within Citi Holdings by risk segment (FICO and LTV/CLTV).

Residential First Mortgages - Citi Holdings (EOP Loans) In billions of dollars

Home Equity Loans - Citi Holdings (EOP Loans) In billions of dollars
Notes: Tables may not sum due to rounding. Data appearing in the tables above have been sourced from Citi’s risk systems and, as such, may not reconcile with disclosures elsewhere generally due to differences in methodology or variations in the manner in which information is captured. Citi has noted such variations in instances where it believes they could be material to reconcile to the information presented elsewhere.

(1)
Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies (residential first mortgages table only), loans recorded at fair value (residential first mortgages table only) and loans subject to LTSCs.

During the first quarter of 2014, Citi Holdings residential first mortgages with an LTV above 100% declined by 38%, and with an LTV above 100% with FICO scores of less than 620 by 52%. The residential first mortgage portfolio has migrated to a lower LTV distribution primarily due to home price appreciation and principal forgiveness. Loans 90+ days past due in the residential first mortgage portfolio with refreshed FICO scores of less than 620 as well as LTVs above 100% declined 48% during the first quarter of 2014 to $0.2 billion primarily due to home price appreciation and liquidations.
Citi Holdings home equity loans with a CLTV above 100% declined by 7%, and with a CLTV above 100% and FICO scores of less than 620 by 18% during the first quarter of 2014, primarily due to home price appreciation, repayments and charge-offs. Loans 90+ days past due in the home equity portfolio with refreshed FICO scores of less than 620 as well as CLTVs above 100% declined 39% during the first quarter of 2014 to $79 million primarily due to charge-offs, home price appreciation and modifications.

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
Citi’s MSRs totaled $2.6 billion as of March 31, 2014, compared to $2.7 billion at December 31, 2013. This decrease was primarily driven by amortization. At March 31, 2014, approximately $2.1 billion of MSRs were specific to Citicorp, with the remainder to Citi Holdings. For additional information on Citi’s MSRs, see Note 20 to the Consolidated Financial Statements.

Citigroup Residential Mortgages—Representations and Warranties Repurchase Reserve
In connection with Citi’s sales of residential mortgage loans to the GSEs and private investors, as well as through private-label residential mortgage securitizations, Citi typically makes representations and warranties that the loans sold meet certain requirements, such as the loan’s compliance with any applicable loan criteria established by the buyer and the validity of the lien securing the loan. The specific representations and warranties made by Citi in any particular transaction depend on, among other things, the nature of the transaction and the requirements of the investor (e.g., whole loan sale to the GSEs versus loans sold through securitization transactions), as well as the credit quality of the loan (e.g., prime, Alt-A or subprime).
These sales expose Citi to potential claims for alleged breaches of its representations and warranties. In the event of a breach of its representations and warranties, Citi could be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or to indemnify (“make whole”) the investors for their losses on these loans.
Citi has recorded a repurchase reserve for purposes of its potential representation and warranty repurchase liability resulting from its whole loan sales to the GSEs and, to a lesser extent private investors, which are made through Citi’s Consumer business in CitiMortgage. The repurchase reserve was approximately $333 million and $341 million as of March 31, 2014 and December 31, 2013, respectively.
For additional information, see “Managing Global Risk—Citigroup Residential Mortgages—Representations and Warranties Repurchase Reserve” in Citi’s 2013 Annual Report on Form 10-K. See also Note 25 to the Consolidated Financial Statements.

Consumer Loan Details

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2014	March 31, 2014	December 31, 2013	March 31, 2013	March 31, 2014	December 31, 2013	March 31, 2013
Citicorp(3)(4)
Total	$296.2	$2,908	$2,973	$2,952	$3,015	$3,220	$3,389
Ratio		0.99%	0.99%	1.03%	1.02%	1.07%	1.18%
Retail banking
Total	$154.4	$992	$952	$874	$991	$1,049	$1,191
Ratio		0.65%	0.63%	0.60%	0.65%	0.70%	0.81%
North America	45.0	243	257	282	177	205	226
Ratio		0.55%	0.60%	0.68%	0.40%	0.48%	0.54%
EMEA	5.8	27	34	43	52	51	70
Ratio		0.47%	0.61%	0.83%	0.90%	0.91%	1.35%
Latin America	30.2	528	470	320	370	395	427
Ratio		1.75%	1.55%	1.07%	1.23%	1.30%	1.42%
Asia	73.4	194	191	229	392	398	468
Ratio		0.26%	0.27%	0.33%	0.53%	0.56%	0.67%
Cards
Total	$141.8	$1,916	$2,021	$2,078	$2,024	$2,171	$2,198
Ratio		1.35%	1.34%	1.47%	1.43%	1.44%	1.55%
North America—Citi-branded	66.8	648	681	732	599	661	679
Ratio		0.97%	0.97%	1.06%	0.90%	0.94%	0.98%
North America—Citi retail services	42.3	689	771	651	725	830	685
Ratio		1.63%	1.67%	1.84%	1.71%	1.79%	1.94%
EMEA	2.4	31	32	45	39	42	60
Ratio		1.29%	1.33%	1.61%	1.63%	1.75%	2.14%
Latin America	11.7	349	349	418	390	364	449
Ratio		2.98%	2.88%	2.81%	3.33%	3.01%	3.01%
Asia	18.6	199	188	232	271	274	325
Ratio		1.07%	0.98%	1.20%	1.46%	1.43%	1.68%
Citi Holdings(5)(6)
Total	$88.0	$2,660	$2,710	$3,678	$2,297	$2,724	$3,407
Ratio		3.28%	3.23%	3.80%	2.84%	3.24%	3.52%
International	5.7	170	162	269	194	200	286
Ratio		2.98%	2.75%	4.08%	3.40%	3.39%	4.33%
North America	82.3	2,490	2,548	3,409	2,103	2,524	3,121
Ratio		3.31%	3.27%	3.78%	2.79%	3.24%	3.46%
Other (7)	0.5
Total Citigroup	$384.7	$5,568	$5,683	$6,630	$5,312	$5,944	$6,796
Ratio		1.48%	1.48%	1.72%	1.41%	1.54%	1.77%

(1)	Total loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30-89 days past due are calculated based on end-of-period (EOP) loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded cards and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30-89 days past due and related ratios for North America Regional Consumer Banking exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $679 million ($1.2 billion), $690 million ($1.2 billion), and $736 million ($1.5 billion) at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) were $141 million, $141 million, and $121 million, at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for North America Citi Holdings exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due (and EOP loans) for each period were $3.0 billion ($6.1 billion), $3.3 billion ($6.4 billion), and $3.7 billion ($7.0 billion) at March 31, 2014, December 31, 2013 and March 31, 2013,

respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) for each period were $0.9 billion, $1.1 billion, and $1.1 billion, at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

(6)
The March 31, 2014, December 31, 2013 and March 31, 2013 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $0.9 billion, $0.9 billion and $1.2 billion, respectively, of loans that are carried at fair value.

(7)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings Consumer credit metrics.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q14	1Q14	4Q13	1Q13
Citicorp
Total	$295.8	$1,786	$1,787	$1,909
Ratio		2.45%	2.40%	2.70%
Retail banking
Total	$152.1	$343	$370	$338
Ratio		0.91%	0.97%	0.93%
North America	44.8	35	47	55
Ratio		0.32%	0.43%	0.52%
EMEA	5.5	2	8	9
Ratio		0.15%	0.57%	0.72%
Latin America	29.8	215	224	207
Ratio		2.93%	2.97%	2.88%
Asia	72.0	91	91	67
Ratio		0.51%	0.50%	0.39%
Cards
Total	$143.7	$1,443	$1,417	$1,571
Ratio		4.07%	3.87%	4.53%
North America—Citi-branded	67.5	587	588	692
Ratio		3.53%	3.42%	4.03%
North America—Retail services	43.6	481	471	508
Ratio		4.47%	4.29%	5.61%
EMEA	2.3	9	11	20
Ratio		1.59%	1.82%	2.80%
Latin America	11.7	254	234	212
Ratio		8.80%	7.67%	7.48%
Asia	18.6	112	113	139
Ratio		2.44%	2.38%	2.85%
Citi Holdings
Total	$89.5	$506	$748	$920
Ratio		2.29%	3.20%	3.37%
International	5.7	32	35	85
Ratio		2.28%	2.35%	4.72%
North America	83.8	474	713	835
Ratio		2.29%	3.26%	3.28%
Other (3)	0.5	2	(3)	4
Total Citigroup	$385.8	$2,294	$2,532	$2,833
Ratio		2.41%	2.58%	2.88%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)	Represents NCLs on loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings Consumer credit metrics.

Corporate Credit Details
Consistent with its overall strategy, Citi’s Corporate clients are typically large, multi-national corporations who value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. For additional information on corporate credit risk management, see “Managing Global Risk—Credit Risk—Corporate Credit Details” in Citi’s 2013 Annual Report on Form 10-K and “Country Risk—Emerging Markets Exposures” below.

Corporate Credit Portfolio
The following table represents the Corporate credit portfolio (excluding private bank in ICG), before consideration of collateral or hedges, by remaining tenor at March 31, 2014 and December 31, 2013. The Corporate credit portfolio includes loans and unfunded lending commitments in Citi’s institutional client exposure in ICG and, to a much lesser extent, Citi Holdings, by Citi’s internal management hierarchy and is broken out by (i) direct outstandings, which include drawn loans, overdrafts, bankers’ acceptances and leases, and (ii) unfunded lending commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At March 31, 2014				At December 31, 2013
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$110	$81	$29	$220	$108	$80	$29	$217
Unfunded lending commitments	93	204	26	323	87	204	21	312
Total	$203	$285	$55	$543	$195	$284	$50	$529
Portfolio Mix—Geography, Counterparty and Industry
Citi’s Corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded lending commitments by region based on Citi’s internal management geography:

	March 31, 2014	December 31, 2013
North America	51%	51%
EMEA	27	27
Asia	14	14
Latin America	8	8
Total	100%	100%

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
Citigroup also has incorporated climate risk assessment and reporting criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas emissions.

The following table presents the Corporate credit portfolio by facility risk rating at March 31, 2014 and December 31, 2013, as a percentage of the total Corporate credit portfolio:

	Direct outstandings and unfunded lending commitments
	March 31, 2014	December 31, 2013
AAA/AA/A	50%	52%
BBB	31	30
BB/B	16	16
CCC or below	2	2
Unrated	1	—
Total	100%	100%

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

	Direct outstandings and unfunded lending commitments
	March 31, 2014	December 31, 2013
Transportation and industrial	21%	22%
Petroleum, energy, chemical and metal	20	20
Consumer retail and health	15	15
Banks/broker-dealers	10	10
Technology, media and telecom	10	10
Public sector	6	6
Insurance and special purpose entities	5	5
Real estate	5	5
Hedge funds	5	4
Other industries	3	3
Total	100%	100%

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
At March 31, 2014 and December 31, 2013, $27.9 billion and $27.2 billion, respectively, of the Corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At March 31, 2014 and December 31, 2013, the credit protection was economically hedging underlying Corporate credit portfolio with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2014	December 31, 2013
AAA/AA/A	26%	26%
BBB	38	36
BB/B	27	29
CCC or below	9	9
Total	100%	100%

At March 31, 2014 and December 31, 2013, the credit protection was economically hedging underlying Corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	March 31, 2014	December 31, 2013
Transportation and industrial	30%	31%
Petroleum, energy, chemical and metal	24	23
Technology, media and telecom	14	14
Consumer retail and health	9	9
Banks/broker-dealers	8	8
Insurance and special purpose entities	6	7
Public Sector	6	6
Other industries	3	2
Total	100%	100%

For additional information on Citi’s Corporate credit portfolio, including allowance for loan losses, coverage ratios and Corporate non-accrual loans, see “Credit Risk—Loans Outstanding, Details of Credit Loss Experience, Allowance for Loan Losses and Non-Accrual Loans and Assets” above.

MARKET RISK
Market risk encompasses funding and liquidity risk and price risk, each of which arise in the normal course of business of a global financial intermediary such as Citi. For additional information, see “Managing Global Risk—Market Risk” in Citi’s 2013 Annual Report on Form 10-K.

Funding and Liquidity Risk
Adequate liquidity and sources of funding are essential to Citi’s businesses.  Funding and liquidity risks arise from several factors, many of which Citi cannot control, such as disruptions in the financial markets, changes in key funding sources, credit spreads, changes in Citi’s credit ratings and political and economic conditions in certain countries.

Overview
Citi’s funding and liquidity objectives are to maintain adequate liquidity to (i) fund its existing asset base; (ii) grow its core businesses in Citicorp; (iii) maintain sufficient excess liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods; and (iv) satisfy regulatory requirements. Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across three major categories:

•
the parent entity, which includes the parent holding company (Citigroup) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup (collectively referred to in this section as “parent”);

•
Citi’s significant Citibank entities, which consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore (collectively referred to in this section as “significant Citibank entities”); and

•	other Citibank and Banamex entities.

At an aggregate level, Citigroup’s goal is to maintain sufficient funding in amount and tenor to fully fund customer assets and to provide an appropriate amount of cash and high-quality liquid assets (as discussed further below), even in times of stress. The liquidity framework provides that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.
Citi’s primary sources of funding include (i) deposits via Citi’s bank subsidiaries, which are Citi’s most stable and lowest cost source of long-term funding, (ii) long-term debt (primarily senior and subordinated debt) primarily issued at the parent and certain bank subsidiaries, and (iii) stockholders’ equity. These sources may be supplemented by short-term borrowings, primarily in the form of secured financing transactions.
As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The goal of Citi’s asset/liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity after funding the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of high quality liquid assets, which Citi generally refers to as its “liquidity resources,” and is described further below.

High Quality Liquid Assets

	Parent			Significant Citibank Entities			Other Citibank and Banamex Entities			Total
In billions of dollars	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
Available cash	$38.8	$38.4	$39.3	$77.1	$82.6	$53.6	$13.3	$15.6	$10.4	$129.2	$136.6	$103.3
Unencumbered liquid securities	28.7	28.1	24.0	188.5	181.2	169.2	78.4	77.8	79.3	295.7	287.1	272.5
Total	$67.5	$66.5	$63.3	$265.6	$263.8	$222.8	$91.8	$93.4	$89.7	$424.8	$423.7	$375.8

Note: Amounts above are estimated based on Citi’s current interpretation of the definition of “high quality liquid assets” under the Basel Committee on Banking Supervision’s final Basel III Liquidity Coverage Ratio rules (see “Risk Factors—Liquidity Risks” in Citi’s 2013 Annual Report on Form 10-K and “Liquidity Management, Measurement and Stress Testing” below). All amounts in the table above are as of period-end and may increase or decrease intra-period in the ordinary course of business.

As set forth in the table above, Citigroup’s liquidity resources at March 31, 2014 were relatively stable sequentially and increased 13% from the prior-year period. The year-over-year growth was driven by an increase in deposits, credit card securitization issuances in Citibank, N.A. and a continued reduction of Citi Holdings assets.
The following table shows further detail of the composition of Citi's liquidity resources by type of asset as of each of the periods indicated. For securities, the amounts represent the liquidity value that potentially could be realized, and thus excludes any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions.

In billions of dollars	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
Available cash	$129.2	$136.6	$103.3
U.S. Treasuries	103.6	89.4	79.9
U.S. Agencies/Agency MBS	54.7	59.2	61.7
Foreign Government(1)	120.2	123.0	119.8
Other Investment Grade(2)	17.2	15.5	11.1
Total	$424.8	$423.7	$375.8

(1)
Foreign government also includes foreign government agencies, multinationals and foreign government guaranteed securities. Foreign government securities are held largely to support local liquidity requirements and Citi’s local franchises and, as of March 31, 2014, principally included government bonds from Hong Kong, Japan, Korea, Mexico, Poland, Singapore and Taiwan.

(2)
Includes contractual committed facilities from central banks in the amount of $1 billion, $1 billion and $1.2 billion at the end of the first quarter of 2014 and the fourth and first quarters of 2013, respectively.

As evident from the table above, as of March 31, 2014, more than 80% of Citi’s liquidity resources consisted of available cash, U.S. government securities and high quality foreign sovereign debt securities, with the remaining amounts consisting of U.S. agency securities, agency MBS and investment grade debt.
Citi’s liquidity resources as set forth above do not include additional potential liquidity in the form of Citigroup’s borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $31 billion as of March 31, 2014 and is maintained by pledged collateral to all such banks. The liquidity resources shown above also do not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would be in addition to the resources noted above.
In general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2014, the amount available for lending to these entities under Section 23A was approximately $17 billion (unchanged from December 31, 2013), provided the funds are collateralized appropriately.

Deposits
Deposits are the primary and lowest cost funding source for Citi’s bank subsidiaries. The table below sets forth the end of period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
Global Consumer Banking
North America	$172.6	$170.2	$166.8
EMEA	13.3	13.1	13.1
Latin America	48.0	47.4	48.3
Asia	103.0	101.4	106.8
Total	$336.9	$332.1	$335.0
ICG
North America	$186.0	$183.0	$152.2
EMEA	183.7	185.1	171.7
Latin America	65.2	59.9	57.8
Asia	139.0	146.1	142.6
Total	$573.9	$574.1	$524.3
Corporate/Other	26.3	26.1	8.8
Total Citicorp	$937.1	$932.3	$868.1
Total Citi Holdings(1)	29.2	36.0	65.7
Total Citigroup Deposits (EOP)	$966.3	$968.3	$933.8
Total Citigroup Deposits (AVG)	$957.4	$956.4	$920.4

(1)
Included within Citi’s end-of-period deposit balance as of March 31, 2014 were approximately $24 billion of deposits related to Morgan Stanley Smith Barney (MSSB) customers that, as previously disclosed, will be transferred to Morgan Stanley, with remaining balances transferred in the amount of approximately $5 billion per quarter through the end of the second quarter of 2015.

On a reported basis, end-of-period deposits increased 3% year-over-year and were largely unchanged quarter-over-quarter. The year-over-year increase reflected, in part, elevated levels of market liquidity and strong corporate balance sheets, in addition to underlying business growth.
Excluding the impact of FX translation, deposits increased 4% year-over-year. Global Consumer Banking deposits increased 2% year-over-year, as growth in Latin America and North America was offset by declines in Asia. ICG deposits increased 10% year-over-year, as continued strong deposit flows led to 14% growth in treasury and trade solutions, and 11% growth in the private bank. On a regional basis, year-over-year ICG deposits grew 17% in Latin America and 22% in North America. Corporate/Other deposits also increased year-over-year as Citi issued tenored time deposits to further diversify its funding sources.
Excluding the impact of FX translation, average deposits increased 5% year-over-year and were unchanged quarter-over-quarter, despite the ongoing transfer of MSSB deposits to Morgan Stanley.
Operating balances increased to 81% of Citicorp’s total deposit base as of March 31, 2014, compared to 80% at December 31, 2013 and 78% at March 31, 2013. Citi defines operating balances as checking and savings accounts for individuals, as well as cash management accounts for corporations; by comparison, time deposits have fixed rates for the term of the deposit and generally lower margins. This continued shift to operating balances, combined with overall market conditions and prevailing interest rates, further reduced Citi’s cost of deposits during the current quarter. Excluding the impact of FDIC assessments and deposit insurance, the average rate on Citi’s total deposits was 0.49% at March 31, 2014, compared with 0.50% at December 31, 2013, and 0.61% at March 31, 2013.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) continued to represent the most significant component of Citi’s funding for the parent entities and was a supplementary source of funding for the bank entities.
Long-term debt is an important funding source for Citi’s parent entities due in part to its multi-year maturity structure. The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.8 years as of March 31, 2014, which was a slight decrease from the prior quarter and prior-year period, primarily due to the slight decrease in Citi’s long-term debt issuances during the current quarter as compared to recent periods (see the “Long-Term Debt Issuances and Maturities” tables below).
Citi’s long-term debt outstanding includes benchmark debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and supplements benchmark debt issuance as a source of funding for Citi’s parent entities.

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
Parent	$162.7	$164.7	$184.9
Benchmark Debt:
Senior debt	96.4	98.5	109.3
Subordinated debt	28.0	28.1	27.1
Trust preferred	3.9	3.9	9.6
Customer-Related Debt:
Structured debt	22.2	22.2	21.9
Non-structured debt	7.8	7.8	11.0
Local Country and Other(1)(2)	4.4	4.2	6.0
Bank	$60.0	$56.4	$49.4
FHLB Borrowings	14.0	14.0	16.3
Securitizations(3)	37.1	33.6	23.9
Local Country and Other(2)	8.9	8.8	9.2
Total long-term debt	$222.7	$221.1	$234.3
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)	Includes securitizations of $0.2 billion in each period presented.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)
Of the approximately $37.1 billion of total bank securitizations at March 31, 2014, approximately $36.7 billion related to credit card securitizations (compared to $32.4 billion as of December 31, 2013).

As previously disclosed, Citi’s long-term debt outstanding had generally stabilized as of year-end 2013, and was approximately $223 billion as of the end of the first quarter of 2014. The $12 billion decrease in long-term debt from the prior-year period resulted from continued reductions in parent debt which were partially offset by increases at the bank. In the bank, the year-over-year increase in long-term debt was driven by increased securitizations, specifically credit card securitizations by the Citibank Credit Card Issuance Trust (CCCIT), given the lower cost of this funding. Overall, changes in Citi’s long-term debt outstanding will continue to reflect the funding needs of its businesses. It also will depend on the market and economic environment and any regulatory changes, such as prescribed levels of debt required to be maintained by Citi pursuant to the U.S. banking regulators orderly liquidation authority (for additional information, see “Risk Factors—Regulatory Risks” in Citi’s 2013 Annual Report on Form 10-K).
As part of its liquidity and funding strategy, Citi has considered, and may continue to consider, opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases decrease Citi’s overall funding costs. During the first quarter of 2014, Citi repurchased an aggregate of approximately $1.7 billion of its outstanding long-term and short-term debt, primarily pursuant to selective public tender offers and open market purchases. Additionally, in April 2014, Citi redeemed $2.0 billion of its remaining trust preferred securities (for information on Citi’s remaining outstanding trust preferred securities, see Note 17 to the Consolidated Financial Statements).

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q14		4Q13		1Q13
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent	$7.7	$4.9	$9.5	$6.2	$8.3	$8.6
Benchmark Debt:
Senior debt	4.9	2.0	5.2	4.3	4.7	6.3
Subordinated debt	—	—	—	—	—	0.9
Trust preferred	—	—	0.4	—	0.5	—
Customer-Related Debt:
Structured debt	1.4	1.9	2.8	1.6	2.3	1.1
Non-Structured debt	0.8	0.8	1.0	0.3	0.5	0.3
Local Country and Other	0.6	0.2	0.1	—	0.3	—
Bank	$2.0	$5.7	$3.4	$6.5	$2.0	$0.6
FHLB borrowings	0.5	0.5	2.0	1.8	—	—
Securitizations	0.9	4.3	0.7	4.1	0.9	0.1
Local Country and Other	0.6	0.9	0.7	0.6	1.1	0.5
Total	$9.7	$10.6	$12.9	$12.7	$10.3	$9.2

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the first quarter of 2014, as well as its aggregate expected annual long-term debt maturities, as of March 31, 2014:

	Maturities 1Q14	Expected Long-Term Debt Maturities as of March 31, 2014
In billions of dollars		2014	2015	2016	2017	2018	2019	Thereafter	Total
Parent	$7.7	$20.4	$20.2	$22.4	$23.4	$13.4	$13.8	$49.1	$162.7
Benchmark Debt:
Senior debt	4.9	9.4	12.6	16.0	16.5	10.0	10.0	21.9	96.4
Subordinated debt	—	4.0	0.7	1.5	3.8	1.3	1.7	15.0	28.0
Trust preferred	—	2.0	—	—	—	—	—	1.9	3.9
Customer-Related Debt:
Structured debt	1.4	3.0	4.4	3.9	2.4	1.7	0.7	6.1	22.2
Non-Structured debt	0.8	0.6	2.2	0.6	0.7	0.4	0.4	2.9	7.8
Local Country and Other	0.6	1.4	0.3	0.4	—	—	1.0	1.3	4.4
Bank	$2.0	$16.5	$13.1	$14.0	$5.3	$7.0	$0.3	$3.8	$60.0
FHLB borrowings	0.5	7.5	2.5	4.0	—	—	—	—	14.0
Securitizations	0.9	8.0	7.5	8.4	3.8	6.8	—	2.6	37.1
Local Country and Other	0.6	1.0	3.1	1.6	1.5	0.2	0.3	1.2	8.9
Total long-term debt	$9.7	$36.9	$33.3	$36.4	$28.7	$20.4	$14.1	$52.9	$222.7

Secured Financing Transactions and Short-Term Borrowings
As referenced above, Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured financing transactions (securities loaned or sold under agreements to repurchase, or repos) and (ii) to a lesser extent, short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants (see Note 17 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Secured Financing
Secured financing is primarily conducted through Citi’s broker-dealer subsidiaries to efficiently fund both customer-secured lending activity and a portion of trading inventory. Citi also conducts a smaller portion of its secured financing transactions through its bank entities, which are typically collateralized by foreign government securities. Generally, daily changes in the level of secured financing are primarily due to fluctuations in customer-secured lending and trading inventory.
Secured financing declined to $191 billion as of March 31, 2014, compared to $204 billion as of December 31, 2013 and $222 billion as of March 31, 2013, in each case driven by a reduction in activity in the Markets and securities services businesses within ICG.  Average balances for secured financing were approximately $197 billion for the quarter ended March 31, 2014, compared to $216 billion for the quarter ended December 31, 2013 and $233 billion for the quarter ended March 31, 2013.
The portion of secured financing in the broker-dealer subsidiaries that funds customer-secured lending is commonly referred to as “matched book” activity.  The majority of this activity is secured by high quality, liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign sovereign debt.  The remainder is secured by equity securities, corporate bonds and asset-backed securities.  Citi monitors the relative tenors of these transactions.
The remainder of the secured financing activity in the broker-dealer subsidiaries serves to fund trading inventory.  To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulates financing tenor and counterparty diversification. The weighted average maturity of Citi’s secured financing of less liquid trading inventory was greater than 110 days as of March 31, 2014.

Commercial Paper
The following table sets forth Citi’s commercial paper outstanding for each of its parent and significant Citibank entities, respectively, for each of the periods indicated.

In billions of dollars	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
Commercial paper
Parent	$0.2	$0.2	$0.3
Significant Citibank entities(1)	14.7	17.7	11.7
Total	$14.9	$17.9	$12.0

(1)	The increase in the significant Citibank entities’ outstanding commercial paper during 2013 was due to the consolidation of $7 billion of trade loans in the second quarter of 2013.

Other Short-Term Borrowings
At March 31, 2014, Citi’s other short-term borrowings, which included borrowings from the FHLB and other market participants, were approximately $44 billion, compared to $41 billion at December 31, 2013, and $36 billion at March 31, 2013.

Liquidity Management, Measurement and Stress Testing
For a discussion of Citi’s liquidity management and stress testing, see “Market Risk—Funding and Liquidity—Liquidity Management, Measurement and Stress Testing” in Citi’s 2013 Annual Report on Form 10-K.

Liquidity Measurement
Citi uses multiple measures in monitoring its liquidity and measures liquidity stress periods of various lengths, with emphasis on the 30-day and the 12-month periods.
Liquidity Coverage Ratio. In addition to internal measures Citi has developed for a 30-day stress scenario, Citi also monitors its liquidity by reference to the Liquidity Coverage Ratio (LCR), as calculated pursuant to the final Basel III LCR rules issued by the Basel Committee on Banking Supervision in January 2013. Generally, the LCR is designed to ensure banks maintain an adequate level of unencumbered high-quality liquid assets to meet liquidity needs under an acute 30-day stress scenario. Under the Basel Committee’s final Basel III LCR rules, the LCR is calculated by dividing the amount of unencumbered cash and highly liquid, unencumbered government, government-backed and corporate securities by estimated net outflows over a stressed 30-day period. The net outflows are calculated by applying assumed outflow factors, prescribed in the rules, to various categories of liabilities, such as deposits, unsecured and secured wholesale borrowings, unused commitments and derivatives-related exposures, partially offset by inflows from assets maturing within 30 days.
The table below sets forth the components of Citi’s LCR calculation and liquidity in excess of estimated net outflows based on the Basel Committee’s final Basel III LCR rules.

in billions of dollars	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
High quality liquid assets	$424.8	$423.7	$375.8
Estimated net outflows	$355.2	$361.3	$323.6
Liquidity coverage ratio	120%	117%	116%
HQLA in excess of estimated net outflows	$69.6	$62.4	$52.2

The increase in the LCR during the first quarter of 2014 was primarily due to a reduction in estimated derivative-related outflows, as well as the increase in Citi’s high quality liquid assets, as discussed under “High Quality Liquid Assets” above.
As previously disclosed, in October 2013 the U.S. banking agencies proposed rules with respect to the U.S. Basel III LCR. Along with others in the industry, Citi continues to review the U.S. proposal and its potential impact on its estimated liquidity resources and LCR. For more information, see “Risk Factors—Regulatory Risks” in Citi’s 2013 Annual Report or Form 10-K.
Citi’s estimated LCR, as calculated under the Basel Committee’s final Basel III LCR rules, is a non-GAAP financial measure. Citi believes this measure provides useful information to investors and others by measuring Citi’s progress toward potential future expected regulatory liquidity standards. Citi’s estimated LCR for all periods presented is based on its current interpretation, expectations and understanding of the Basel Committee’s final rules. It is subject to, among other things, Citi’s continued review of the proposed U.S. Basel III LCR requirements, implementation of any final U.S. Basel III rules and further regulatory implementation guidance.
Long-term liquidity measure. For 12-month liquidity stress periods, Citi uses several measures, including a long-term liquidity measure. It is based on Citi’s internal 12-month, highly stressed market scenario and assumes market, credit and economic conditions are moderately to highly stressed with potential further deterioration. It is broadly defined as the ratio of unencumbered liquidity resources to net stressed cumulative outflows over a 12-month period.
Net Stable Funding Ratio. In January 2014, the Basel Committee issued revised guidelines for the implementation of the net stable funding ratio (NSFR) under Basel III. Similar to the long-term liquidity measure, the NSFR is intended to measure the stability of a banking organization’s funding over a one-year time horizon (i.e., the proportion of long-term assets funded by long-term, stable funding, such as equity, deposits and long-term debt). Citi continues to review the Basel Committee’s revised guidelines relative to its overall liquidity position. For additional information see “Risk Factors—Liquidity Risks” in Citi’s 2013 Annual Report on Form 10-K.
Given the range of potential stresses, Citi maintains a series of contingency funding plans on a consolidated basis and for individual entities. These plans specify a wide range of readily available actions for a variety of adverse market conditions or idiosyncratic disruptions.

Credit Ratings
Citigroup’s funding and liquidity, its funding capacity, ability to access capital markets and other sources of funds, the cost of these funds, and its ability to maintain certain deposits are partially dependent on its credit ratings. The table below indicates the ratings for Citigroup and Citibank, N.A. as of March 31, 2014. While not included in the table below, Citigroup Global Markets Inc. (CGMI) is rated A/A-1 by Standard & Poor’s as of March 31, 2014.

Debt Ratings as of March 31, 2014

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A	F1	Stable
Moody’s Investors Service (Moody’s)	Baa2	P-2	Stable	A2	P-1	Stable
Standard & Poor’s (S&P)	A-	A-2	Negative	A	A-1	Stable

Recent Credit Rating Developments
On March 26, 2014, Fitch concluded its periodic review of 12 “Global Trading & Universal Banks.” Fitch affirmed Citigroup’s long-term issuer rating at 'A' and upgraded its unsupported rating (viability rating) to 'a' from 'a-'. The rating outlook remained Stable. Fitch noted Citi’s improving risk profile, solid capital and liquidity profiles, and enhanced risk management framework. With this unsupported rating upgrade, Citigroup’s supported rating no longer incorporates any uplift from sovereign support, as the long-term issuer default rating (IDR) is now underpinned by the standalone rating.
Simultaneously, Fitch indicated it may introduce a ratings differential between U.S. bank holding companies and operating companies. Currently, Fitch equalizes holding company and operating company ratings, thereby reflecting what it views as the close correlation between default probabilities. Fitch believes that the potential implementation of the Orderly Liquidation Authority, as part of the Dodd-Frank Act, may create greater-than-historical differentials in holding company and operating company credit risk profiles, and could warrant rating changes.  As a result, Fitch indicated three potential outcomes: downgrades to holding company ratings; upgrades to operating company ratings; or, no rating changes. Fitch stated that after the comment period concludes in May, it will review any comments received and “report publicly on the next steps.”

Potential Impacts of Ratings Downgrades
Ratings downgrades by Moody’s, Fitch or S&P could negatively impact Citigroup’s and/or Citibank, N.A.’s funding and liquidity due to reduced funding capacity, including derivatives triggers, which could take the form of cash obligations and collateral requirements.
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank, N.A. of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, and judgments and uncertainties. Uncertainties include potential ratings limitations certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and trading counterparties could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank, N.A. is unpredictable and may differ materially from the potential funding and liquidity impacts described below.
For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” in Citi’s 2013 Annual Report on Form 10-K.

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers
As of March 31, 2014, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.9 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of March 31, 2014, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.’s funding and liquidity by approximately $1.3 billion, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $2.2 billion (see also Note 21 to the Consolidated Financial Statements). As set forth under “High Quality Liquid Assets” above, the liquidity resources of Citi’s parent entities were approximately $68 billion, and the liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities were approximately $357 billion, for a total of approximately $425 billion as of March 31, 2014. These liquidity resources are available in part as a contingency for the potential events described above.
In addition, a broad range of mitigating actions are currently included in Citigroup’s and Citibank, N.A.’s contingency funding plans. For Citigroup, these mitigating factors include, but are not limited to, accessing surplus funding capacity from existing clients, tailoring levels of secured lending, and adjusting the size of select trading books and collateralized borrowings from Citi’s significant bank subsidiaries. Mitigating actions available to Citibank, N.A. include, but are not limited to, selling or financing highly liquid government securities, tailoring levels of secured lending, adjusting the size of select trading books, reducing loan originations and renewals, raising additional deposits, or borrowing from the FHLB or central banks. Citi believes these mitigating actions could substantially reduce the funding and liquidity risk, if any, of the potential downgrades described above.

Citibank, N.A.—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.’s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of March 31, 2014, Citibank, N.A. had liquidity commitments of approximately $14.7 billion to consolidated asset-backed commercial paper conduits (as referenced in Note 20 to the Consolidated Financial Statements).
In addition to the above-referenced liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities, Citibank, N.A. could reduce the funding and liquidity risk, if any, of the potential downgrades described above through mitigating actions, including repricing or reducing certain commitments to commercial paper conduits. In the event of the potential downgrades described above, Citi believes that certain corporate customers could re-evaluate their deposit relationships with Citibank, N.A. This re-evaluation could result in clients adjusting their discretionary deposit levels or changing their depository institution, which could potentially reduce certain deposit levels at Citibank, N.A. However, Citi could choose to adjust pricing, offer alternative deposit products to its existing customers or seek to attract deposits from new customers, in addition to the mitigating actions referenced above.

Price Risk
Price risk losses arise from fluctuations in the market value of non-trading and trading positions resulting from changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and in their implied volatilities. For additional information on Citi’s price risk measurement and stress testing, see “Managing Global Risk—Market Risk—Price Risk” in Citi’s 2013 Annual Report on Form 10-K.

Price Risk—Non-Trading Portfolios

Net Interest Revenue and Interest Rate Risk
Net interest revenue (NIR), for interest rate exposure purposes, is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). NIR is affected by changes in the level of interest rates, as well as the amounts of assets and liabilities, and the timing of repricing of assets and liabilities to reflect market rates.

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
For example, if the current 90-day LIBOR rate is 3% and the one-year-forward rate (i.e., the estimated 90-day LIBOR rate in one year) is 5%, the +100 bps IRE scenario measures the impact on NIR of a 100 bps instantaneous change in the 90-day LIBOR to 6% in one year.
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

Mitigation and Hedging of Interest Rate Risk
In order to manage changes in interest rates effectively, Citi may modify pricing on new customer loans and deposits, enter into transactions with other institutions or enter into derivative transactions that have the opposite risk exposures. Citi regularly assesses the viability of these and other strategies to reduce its interest rate risks and implements such strategies when it believes those actions are prudent. Such strategies are not included in the estimation of IRE.

Stress Testing
Citigroup employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet; the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

Changes in Interest Rates—Impacts on Net Interest Revenue, Other Comprehensive Income and Capital
Citi measures the potential impacts of changes in interest rates on Citi’s net interest revenue and value of its other comprehensive income (OCI), which can in turn impact Citi’s estimated Basel III Tier 1 Common ratio. Given the current low rate environment, Citi believes it is positioned to benefit from an increase in the market level of interest rates, while limiting the impact of changes in OCI on its regulatory capital position.
Citi manages interest rate risk as a consolidated net position. Citi’s client-facing businesses create interest rate sensitive-positions, including loans and deposits, as part of their ongoing activities. Citi Treasury accumulates these risk positions and manages them centrally. Operating within established limits, Citi Treasury makes positioning decisions and uses tools, such as Citi’s investment securities portfolio, firm-issued debt, and interest rate derivatives, to target the desired risk profile. Changes in Citi’s interest rate risk position reflect the accumulated changes in all non-trading assets and liabilities, with potentially large and offsetting impacts, as well as Citi Treasury’s positioning decisions.
OCI at risk is managed as part of the firm-wide interest rate risk position. OCI at risk considers potential changes in OCI (and the corresponding impact on the estimated Basel III Tier 1 Common ratio) relative to Citi’s capital generation capacity.

The following table sets forth the estimated impact to Citi’s net interest revenue, OCI and estimated Basel III Tier 1 Common ratio, each assuming an unanticipated parallel instantaneous 100 basis point increase in interest rates.

In millions of dollars (unless otherwise noted)	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
Estimated annualized impact to net interest revenue(1)
U.S. dollar(2)	$1,187	$1,229	$881
All other currencies	640	609	644
Total	$1,827	$1,838	$1,525
As a % of average interest-earning assets	0.11%	0.11%	0.09%
Estimated impact to OCI (after-tax)(3)	$(3,427)	$(3,070)	$(2,424)
Estimated impact on Basel III Tier 1 Common Ratio (bps)(4)	(39)	(37)	(35)

(1)
Citi estimates the impact to net interest revenue for the first year following an interest rate change assuming no change to Citi Treasury’s interest rate positioning as a result of the interest rate changes.

(2)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are economically managed in combination with marked-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(169) million for a 100 basis point instantaneous increase in interest rates as of March 31, 2014.

(3)	Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(4)	The estimated impact to Basel III Tier 1 Common ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated OCI impact above.
The increase in the estimated impact to net interest revenue at March 31, 2014 from the prior-year period primarily reflected changes in Citi’s balance sheet composition, including the continued growth and seasoning of Citi’s deposit balances and increases in Citi’s capital base, net of Citi Treasury positioning. The change in the estimated impact to OCI and estimated Basel III Tier 1 Common ratio from the prior-year period primarily reflected changes in the composition of Citi Treasury’s investment and derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to OCI would be offset through the combination of expected incremental net interest revenue and the expected recovery of the impact on OCI through accretion of Citi’s investment portfolio over a period of time. As of March 31,

2014, Citi expects that the $(3.4) billion impact to OCI in such a scenario could potentially be offset over approximately 18 months.
Citi routinely evaluates multiple interest rate scenarios, including interest rate increases and decreases and steepening and flattening of the yield curve, to anticipate how net interest revenue and OCI might be impacted in different interest rate environments. The following table sets forth the estimated impact to Citi’s net interest revenue, OCI and estimated Basel III Tier 1 Common ratio under four different changes in interest rates for the U.S. dollar and Citi’s other currencies. While Citi also monitors the impact of a parallel decrease in interest rates, a 100 basis point decrease in short-term interest rates is not meaningful, as it would imply negative interest rates in many of Citi’s markets.

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue (in millions of dollars)
U.S. dollar	$1,187	$1,168	$86	$(105)
All other currencies	640	594	37	(37)
Total	$1,827	$1,762	$123	$(142)
Estimated impact to OCI (after-tax)(1)	$(3,427)	$(2,027)	$(1,258)	$929
Estimated impact to Basel III Tier 1 Common ratio (bps)(2)	(39)	(22)	(15)	10
Note: Each scenario in the table above assumes that the rate change will occur instantaneously and that there are no changes to Citi Treasury’s portfolio positioning as a result of the interest rate changes. Changes in interest rates for maturities between the overnight rate and the 10-year are interpolated.

(1)	Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(2)	The estimated impact to Basel III Tier 1 Common ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated OCI impact above.
As shown in the table above, the magnitude of the impact to Citi’s net interest revenue and OCI is greater under scenario 2 as compared to scenario 3. This is due to the fact that the combination of changes to Citi’s investment portfolio, partially offset by changes related to Citi’s pension liabilities, results in a net position that is more sensitive to rates at shorter and intermediate term maturities.

Changes in Foreign Exchange Rates—Impacts on OCI and Capital
As of March 31, 2014, Citi estimates that a simultaneous 5% appreciation of the U.S. dollar against all of Citi’s other currencies could reduce Citi’s tangible common equity (TCE) by approximately $1.4 billion, or 0.8% of TCE, as a result of changes to Citi’s foreign currency translation adjustment OCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican Peso, the Euro, the British pound sterling, the Korean Won and the Australian dollar.
Despite this decrease in TCE, Citi believes its business model and management of foreign currency translation exposure work to minimize the effect of changes in foreign exchange rates on its estimated Basel III Tier 1 Common ratio. Specifically, as currency movements change the value of Citi’s net investments in foreign currency denominated capital, these movements also change the value of Citi’s risk-weighted assets denominated in those currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s estimated Basel III Tier 1 Common ratio.

	For the quarter ended
In millions of dollars	Mar. 31, 2014	Dec. 31, 2013	Mar. 31, 2013
Change in FX spot rate(1)	(0.2)%	(0.4)%	(0.9)%
Change in TCE due to change in FX rate	$(551)	$(241)	$(501)
As a % of Tangible Common Equity	(0.3)%	(0.1)%	(0.3)%
Estimated impact to Basel III Tier 1 Common ratio due to changes in foreign currency translation (bps)	(4)	(2)	1

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

The effect of Citi’s business model and management strategies on changes in foreign exchange rates are shown in the table above. During the first quarter of 2014, the U.S. dollar appreciated by approximately 0.2% against the major currencies to which Citi is exposed, resulting in an approximately $(551) million, or approximately 0.3%, decrease in TCE. The impact on Citi’s estimated Basel III Tier 1 Common ratio was a reduction of approximately 4 basis points.
For additional information in the changes in OCI, see Note 18 to the Consolidated Financial Statements.

Interest Revenue/Expense and Yields

In millions of dollars, except as otherwise noted	1st Qtr. 2014		4th Qtr. 2013		1st Qtr. 2013		Change 1Q14 vs. 1Q13
Interest revenue(1)	$15,478		$15,834		$16,087		(4)%
Interest expense	3,591		3,737		4,330		(17)%
Net interest revenue(1)(2)(3)	$11,887		$12,097		$11,757		1%
Interest revenue—average rate	3.77%		3.77%		3.94%		(17)	bps
Interest expense—average rate	1.08		1.09		1.29		(21)	bps
Net interest margin	2.90%		2.88%		2.88%		2	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.37%		0.37%		0.26%		11	bps
10-year U.S. Treasury note—average rate	2.77		2.71		1.95		82	bps
10-year vs. two-year spread	240	bps	234	bps	169	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $128 million, $128 million and $127 million for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

(3)	Interest revenue, expense, rates and volumes exclude Credicard (Discontinued operations) for all periods presented. See Note 2 to the Consolidated Financial Statements.

As set forth in the table above, Citi’s net interest revenue increased 1% from the prior year period due to slightly higher interest earning assets and an improvement in net interest margin (NIM), and declined sequentially driven by the lower day count in the current quarter.

NIM is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Quarter-over-quarter, Citi’s NIM increased by 2 basis points mainly reflecting lower funding costs, including both long-term debt and deposit funding costs.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	1st Qtr. 2014	4th Qtr. 2013	1st Qtr. 2013	1st Qtr. 2014	4th Qtr. 2013	1st Qtr. 2013	1st Qtr. 2014	4th Qtr. 2013	1st Qtr. 2013
Assets
Deposits with banks(5)	$174,916	$173,378	$123,784	$252	$263	$256	0.58%	0.60%	0.84%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	82,189	155,067	162,905	$249	$267	$316	1.23%	0.68%	0.79%
In offices outside the U.S.(5)	173,005	102,629	109,283	345	292	372	0.81%	1.13%	1.38%
Total	$255,194	$257,696	$272,188	$594	$559	$688	0.94%	0.86%	1.03%
Trading account assets(7)(8)
In U.S. offices	$80,944	$117,957	$130,230	$879	$877	$938	4.40%	2.95%	2.92%
In offices outside the U.S.(5)	153,470	121,256	134,945	640	640	728	1.69%	2.09%	2.19%
Total	$234,414	$239,213	$265,175	$1,519	$1,517	$1,666	2.63%	2.52%	2.55%
Investments
In U.S. offices
Taxable	$174,808	$170,379	$176,825	$733	$686	$686	1.70%	1.60%	1.57%
Exempt from U.S. income tax	18,478	18,057	18,468	198	199	197	4.35%	4.37%	4.33%
In offices outside the U.S.(5)	114,454	119,828	112,897	916	946	1,007	3.25%	3.13%	3.62%
Total	$307,740	$308,264	$308,190	$1,847	$1,831	$1,890	2.43%	2.36%	2.49%
Loans (net of unearned income)(9)
In U.S. offices	$362,458	$360,349	$353,287	$6,488	$6,656	$6,485	7.26%	7.33%	7.44%
In offices outside the U.S.(5)	296,248	298,997	289,776	4,698	4,898	4,943	6.43%	6.50%	6.92%
Total	$658,706	$659,346	$643,063	$11,186	$11,554	$11,428	6.89%	6.95%	7.21%
Other interest-earning assets(10)	$33,891	$30,357	$42,229	$80	$110	$159	0.96%	1.44%	1.53%
Total interest-earning assets	$1,664,861	$1,668,254	$1,654,629	$15,478	$15,834	$16,087	3.77%	3.77%	3.94%
Non-interest-earning assets(7)	$223,480	$217,651	$228,840
Total assets from discontinued operations	—	2,089	3,320
Total assets	$1,888,341	$1,887,994	$1,886,789

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $128 million, $128 million and $127 million for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes Brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	1st Qtr. 2014	4th Qtr. 2013	1st Qtr. 2013	1st Qtr. 2014	4th Qtr. 2013	1st Qtr. 2013	1st Qtr. 2014	4th Qtr. 2013	1st Qtr. 2013
Liabilities
Deposits
In U.S. offices(5)	$281,259	$275,507	$254,714	$402	$406	$490	0.58%	0.58%	0.78%
In offices outside the U.S.(6)	479,664	487,968	480,497	1,047	1,081	1,186	0.89%	0.88%	1.00%
Total	$760,923	$763,475	$735,211	$1,449	$1,487	$1,676	0.77%	0.77%	0.92%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$58,753	$118,121	$129,545	$156	$153	$167	1.08%	0.51%	0.52%
In offices outside the U.S.(6)	138,393	97,963	103,747	369	386	442	1.08%	1.56%	1.73%
Total	$197,146	$216,084	$233,292	$525	$539	$609	1.08%	0.99%	1.06%
Trading account liabilities(8)(9)
In U.S. offices	$15,645	$22,380	$26,330	$21	$21	$22	0.54%	0.37%	0.34%
In offices outside the U.S.(6)	57,192	43,621	45,463	20	17	20	0.14%	0.15%	0.18%
Total	$72,837	$66,001	$71,793	$41	$38	$42	0.23%	0.23%	0.24%
Short-term borrowings(10)
In U.S. offices	$60,379	$80,789	$70,728	$37	$32	$44	0.25%	0.16%	0.25%
In offices outside the U.S.(6)	54,424	34,457	37,977	100	104	119	0.75%	1.20%	1.27%
Total	$114,803	$115,246	$108,705	$137	$136	$163	0.48%	0.47%	0.61%
Long-term debt(11)
In U.S. offices	$189,271	$189,275	$204,629	$1,360	$1,446	$1,816	2.91%	3.03%	3.60%
In offices outside the U.S.(6)	9,205	9,701	11,110	79	91	24	3.48%	3.72%	0.88%
Total	$198,476	$198,976	$215,739	$1,439	$1,537	$1,840	2.94%	3.06%	3.46%
Total interest-bearing liabilities	$1,344,185	$1,359,782	$1,364,740	$3,591	$3,737	$4,330	1.08%	1.09%	1.29%
Demand deposits in U.S. offices	$27,930	$26,575	$12,728
Other non-interest-bearing liabilities(8)	308,064	296,275	315,707
Total liabilities from discontinued operations	—	291	593
Total liabilities	$1,680,179	$1,682,923	$1,693,768
Citigroup stockholders’ equity(12)	$206,285	$203,194	$191,027
Noncontrolling interest	1,877	1,877	1,994
Total equity(12)	$208,162	$205,071	$193,021
Total liabilities and stockholders’ equity	$1,888,341	$1,887,994	$1,886,789
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$833,112	$941,908	$917,077	$6,676	$6,751	$6,223	3.25%	2.84%	2.75%
In offices outside the U.S.(6)	831,749	726,346	737,552	5,211	5,346	5,534	2.54	2.92	3.04
Total	$1,664,861	$1,668,254	$1,654,629	$11,887	$12,097	$11,757	2.90%	2.88%	2.88%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $128 million, $128 million and $127 million for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	1st Qtr. 2014 vs 4th Qtr. 2013			1st Qtr. 2014 vs. 1st Qtr. 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$2	$(13)	$(11)	$87	$(91)	$(4)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(162)	$144	$(18)	$(198)	$131	$(67)
In offices outside the U.S.(4)	159	(106)	53	164	(191)	(27)
Total	$(3)	$38	$35	$(34)	$(60)	$(94)
Trading account assets(5)
In U.S. offices	$(327)	$329	$2	$(432)	$373	$(59)
In offices outside the U.S.(4)	150	(150)	—	91	(179)	(88)
Total	$(177)	$179	$2	$(341)	$194	$(147)
Investments(1)
In U.S. offices	$23	$23	$46	$(9)	$57	$48
In offices outside the U.S.(4)	(43)	13	(30)	14	(105)	(91)
Total	$(20)	$36	$16	$5	$(48)	$(43)
Loans (net of unearned income)(6)
In U.S. offices	$39	$(207)	$(168)	$166	$(163)	$3
In offices outside the U.S.(4)	(45)	(155)	(200)	109	(354)	(245)
Total	$(6)	$(362)	$(368)	$275	$(517)	$(242)
Other interest-earning assets(7)	$12	$(42)	$(30)	$(27)	$(52)	$(79)
Total interest revenue	$(192)	$(164)	$(356)	$(35)	$(574)	$(609)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes Brokerage receivables.

Analysis of Changes in Interest Expense and Interest Revenue(1)(2)(3)

	1st Qtr. 2014 vs 4th Qtr. 2013			1st Qtr. 2014 vs. 1st Qtr. 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$8	$(12)	$(4)	$47	$(135)	$(88)
In offices outside the U.S.(4)	(18)	(16)	(34)	(2)	(137)	(139)
Total	$(10)	$(28)	$(38)	$45	$(272)	$(227)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(103)	$106	$3	$(124)	$113	$(11)
In offices outside the U.S.(4)	130	(147)	(17)	122	(195)	(73)
Total	$27	$(41)	$(14)	$(2)	$(82)	$(84)
Trading account liabilities(5)
In U.S. offices	$(7)	$7	$—	$(11)	$10	$(1)
In offices outside the U.S.(4)	5	(2)	3	5	(5)	—
Total	$(2)	$5	$3	$(6)	$5	$(1)
Short-term borrowings(6)
In U.S. offices	$(9)	$14	$5	$(6)	$(1)	$(7)
In offices outside the U.S.(4)	46	(50)	(4)	41	(60)	(19)
Total	$37	$(36)	$1	$35	$(61)	$(26)
Long-term debt
In U.S. offices	$—	$(86)	$(86)	$(129)	$(327)	$(456)
In offices outside the U.S.(4)	(5)	(7)	(12)	(5)	60	55
Total	$(5)	$(93)	$(98)	$(134)	$(267)	$(401)
Total interest expense	$47	$(193)	$(146)	$(62)	$(677)	$(739)
Net interest revenue	$(239)	$29	$(210)	$27	$103	$130

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes Brokerage payables.

Price Risk—Trading Portfolios
For additional information on the measures Citi uses to monitor price risk in its trading portfolios, as well as additional information on value at risk, see “Managing Global Risk—Market Risk—Price Risk” in Citi’s 2013 Annual Report on Form 10-K.

Value at Risk
Value at risk (VAR) estimates, at a 99% confidence level, the potential decline in the value of a position or a portfolio under normal market conditions assuming a one-day holding period. VAR statistics, which are based on historical data, can be materially different across firms due to differences in portfolio composition, differences in VAR methodologies, and differences in model parameters. As a result, Citi believes VAR statistics can be used more effectively as indicators of trends in risk taking within a firm, rather than as a basis for inferring differences in risk-taking across firms.
Citi uses a single, independently approved Monte Carlo simulation VAR model, which has been designed to capture material risk sensitivities (such as first- and second-order sensitivities of positions to changes in market prices) of various asset classes/risk types (such as interest rate, foreign exchange, equity and commodity risks). Citi’s VAR includes all positions, which are measured at fair value; it does not include investment securities classified as available-for-sale or held-to-maturity. For information on these securities, see Note 13 to the Consolidated Financial Statements.
Citi believes its VAR model is conservatively calibrated to incorporate the greater of short-term (most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of approximately 180,000 time series, with sensitivities updated daily and model parameters updated weekly.
The conservative features of the VAR calibration contribute approximately a 13% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets.
As set forth in the table below, Citi’s total Trading and Credit Portfolios VAR was $164 million at March 31, 2014 and $144 million at December 31, 2013. Daily total Trading and Credit Portfolios VAR averaged $156 million in the first quarter of 2014 and ranged from $133 million to $188 million during the period. The change in average and period-end total Trading and Credit Portfolios VAR, both sequentially and from the prior-year period, was primarily driven by increased hedging activity associated with non-trading positions, in addition to standard VAR model parameter updates.

In millions of dollars	Mar. 31, 2014	First Quarter 2014 Average	Dec. 31, 2013	Fourth Quarter 2013 Average	Mar. 31, 2013	First Quarter 2013 Average
Interest rate	$127	$132	$115	$121	$112	$113
Foreign exchange	33	32	34	34	28	34
Equity	31	28	26	27	22	27
Commodity	13	14	13	11	12	12
Covariance adjustment(1)	(82)	(74)	(63)	(68)	(81)	(81)
Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$122	$132	$125	$125	$93	$105
Specific risk-only component(3)	$18	$19	$15	$14	$9	$18
Total Trading VAR—general market risk factors only (excluding credit portfolios)(2)	$104	$113	$110	$111	$84	$87
Incremental Impact of the Credit Portfolio(4)	42	24	$19	$14	$6	$5
Total Trading and Credit Portfolios VAR	$164	$156	$144	$139	$99	$110

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

(2) The total Trading VAR includes mark-to-market and certain fair value option trading positions from ICG and Citi Holdings, with the exception of hedges to the loan portfolio, fair value option loans, and all CVA exposures. Available-for-sale and accrual exposures are not included.

(3)	The specific risk-only component represents the level of equity and fixed income issuer-specific risk embedded in VAR.

(4)
The credit portfolio is composed of mark-to-market positions associated with non-trading business units including Citi Treasury, the CVA relating to derivative counterparties and all associated CVA hedges. DVA is not included. It also includes hedges to the loan portfolio, fair value option loans, hedges to the leveraged finance pipeline within capital markets origination within ICG and tail hedges that are not explicitly hedging the trading book.

The table below provides the range of market factor VARs inclusive of specific risk that was experienced during the following quarters:

	First quarter 2014		Fourth quarter 2013		First quarter 2013
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$111	$158	$104	$142	$92	$137
Foreign exchange	24	43	25	50	24	63
Equity	19	48	19	52	19	39
Commodity	11	16	8	15	8	17

The following table provides the VAR for ICG during the first quarter of 2014, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans, and hedges to the loan portfolio.

In millions of dollars	Mar. 31, 2014
Total—all market risk factors, including general and specific risk	$120
Average—during quarter	$129
High—during quarter	159
Low—during quarter	108

Regulatory VAR Back-testing
In accordance with Basel II.5, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VAR model and as a basis to determine its Regulatory VAR multiplier. Regulatory VAR back-testing is the process in which the daily one-day VAR, at a 99% confidence interval, is compared to the buy-and-hold profit and loss (e.g., the profit and loss impact if the portfolio is held constant at the end of the day and re-priced the following day). Buy-and-hold profit and loss represents the daily mark-to-market profit and loss attributable to price movements in covered positions from the close of the previous business day. Buy-and-hold revenue excludes realized trading revenue, net interest, fees and commissions, intra-day trading profit and loss, and changes in reserves. Regulatory VAR back-testing is performed against buy-and-hold profit and loss on a monthly basis for approximately 155 portfolios across the organization (trading desk level, ICG business segment and Citigroup) and the results are shared with the U.S. banking regulators.
Citi’s Regulatory VAR multipliers, which can range between 3 and 4, are based upon the number of back-testing exceptions that occur on a rolling 12-month period, as well as the discretion of the Federal Reserve Board and OCC. As of March 31, 2014, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months. Based on a 99% confidence level, Citi would expect two to three days in any one year where buy-and-hold losses exceeded the Regulatory VAR. Given the conservative calibration of Citi’s VAR model (as a result of taking the greater of short- and long-term volatilities and fat tail scaling of volatilities), Citi would expect fewer exceptions under normal and stable market conditions. Periods of unstable market conditions could increase the number of back-testing exceptions.

COUNTRY AND CROSS-BORDER RISK
COUNTRY RISK
Overview
Country risk is the risk that an event in a country (precipitated by developments internal or external to a country) could directly or indirectly impair the value of Citi’s franchise or adversely affect the ability of obligors within that country to honor their obligations to Citi, any of which could negatively impact Citi’s results of operations or financial condition. Country risk events could include sovereign volatility or defaults, banking failures or defaults, redenomination events (which could be accompanied by a revaluation (either devaluation or appreciation) of the affected currency), currency crises, foreign exchange and/or capital controls and/or political events and instability. Country risk events could result in mandatory loan loss and other reserve requirements imposed by U.S. regulators due to a particular country’s economic situation.
While Citi continues to work to mitigate its exposures to potential country risk events, the impact of any such event is highly uncertain and will ultimately be based on the specific facts and circumstances. As a result, there can be no assurance that the various steps Citi has taken to protect its businesses, results of operations and financial condition against these events will be sufficient. In addition, there could be negative impacts to Citi’s businesses, results of operations or financial condition that are currently unknown to Citi and thus cannot be mitigated as part of its ongoing contingency planning.
For additional information on country risk at Citi, including its country risk management process as well as Citi’s exposures relating to Greece, Ireland, Italy, Portugal and Spain (GIIPS) as of December 31, 2013, see “Managing Global Risk—Country and Cross-Border Risk—Country Risk—GIIPS Sovereign, Financial Institution and Corporate Exposures” in Citi’s 2013 Annual Report on Form 10-K.

Emerging Markets Exposures
Citi generally defines emerging markets as countries in Latin America, Asia (other than Japan, Australia and New Zealand), central and eastern Europe, the Middle East and Africa.
The following table presents Citicorp’s principal emerging markets assets as of March 31, 2014. For purposes of the table below, loan amounts are generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. Trading account assets and investment securities are generally categorized below based on the domicile of the issuer of the security or the underlying reference entity.

	As of Dec. 31, 2013	As of March 31, 2014					GCB NCL Rate
In billions of dollars	Aggregate(1)	Aggregate(1)	Trading Account Assets(2)	Investment Securities(3)	ICG Loans(4)(5)	GCB Loans(4)	1Q’14	4Q’13
Mexico	$74.2	$72.3	$6.1	$25.6	$10.0	$30.7	4.6%	4.2%
Korea	39.9	39.2	(0.8)	11.5	4.2	24.3	1.4	1.2
Singapore	29.1	30.1	0.3	6.7	8.8	14.3	0.3	0.3
Brazil	25.6	27.7	3.5	3.9	16.1	4.3	5.7	5.7
Hong Kong	25.7	27.5	2.7	3.5	11.0	10.3	0.3	0.4
India	25.7	26.3	2.2	6.9	11.2	5.9	1.0	1.0
China	20.8	22.2	1.1	3.2	13.0	4.9	(0.2)	0.6
Taiwan	14.4	13.9	0.9	1.5	4.7	6.8	0.1	0.2
Poland	11.2	10.4	0.6	4.8	2.0	3.0	(0.4)	0.2
Russia(6)	10.3	9.4	0.4	0.9	6.5	1.7	2.1	1.8
Malaysia	8.9	9.1	1.5	0.4	1.8	5.5	0.7	0.6
Indonesia	6.4	7.1	0.4	0.9	4.5	1.3	2.5	2.0
Colombia	5.4	5.1	0.6	0.5	1.7	2.4	4.4	4.9
Turkey(7)	4.9	5.1	0.1	1.4	3.0	0.8	(0.3)	0.1
Thailand	4.8	4.7	0.5	1.3	0.9	2.0	2.1	2.0
UAE	4.1	4.4	(0.1)	0.1	3.1	1.3	2.0	2.4
Philippines	3.1	2.8	0.2	0.3	1.4	1.0	3.8	3.3
Argentina(6)	2.8	2.6	0.3	0.1	1.3	0.9	0.7	1.1
Czech Republic	2.4	2.5	0.3	0.5	1.0	0.6	0.2	1.0
Peru	2.1	2.2	0.1	0.1	1.5	0.5	3.3	3.3

Note: Aggregate may not cross foot due to rounding.

(1)	Aggregate of Trading account assets, Investment securities, ICG loans and GCB loans.

(2)	Trading account assets are shown on a net basis. Citi’s trading account assets will vary as it maintains inventory consistent with customer needs.

(3)	Investment securities include securities available for sale, recorded at fair market value, and securities held to maturity, recorded at historical cost.

(4)
Reflects funded loans, net of unearned income. In addition to the funded loans disclosed in the table above, through its ICG businesses, Citi had unfunded commitments to corporate customers in the emerging markets of approximately $34 billion as of March 31, 2014 (compared to $37 billion as of December 31, 2013); no country accounted for more than $4 billion of this amount.

(5)
As of March 31, 2014, non-accrual loans represented 0.5% of total ICG loans in the emerging markets. For the countries in the table above, non-accrual loan ratios as of March 31, 2014 ranged from 0.0% to 0.8%, other than in Hong Kong. In Hong Kong, the non-accrual loan ratio was 2.2% as of March 31, 2014 (compared to 2.5% as of December 31, 2013), primarily reflecting the impact of one counterparty.

(6)	For additional information on Citi’s cross-border risk relating to Russia and Argentina, see “Cross-Border Risk” below.

(7)	Investment securities in Turkey include Citi’s $1.2 billion investment in Akbank.

Emerging Markets Trading Account Assets and Investment Securities
In the ordinary course of business, Citi holds securities in its trading accounts and investment accounts, including those above. Trading account assets are marked to market daily, with asset levels varying as Citi maintains inventory consistent with customer needs. Investment securities are recorded at either fair value or historical cost, based on the underlying accounting treatment, and are predominantly held as part of the local entity asset and liability management program, or to comply with local regulatory requirements. In the markets in the table above, 97% of Citi’s investment securities were related to sovereign issuers as of March 31, 2014.

Emerging Markets Consumer Lending
GCB’s strategy within the emerging markets is consistent with GCB’s overall strategy, which is to leverage its global footprint to serve its target clients. The retail bank seeks to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. Commercial banking generally serves small and middle market enterprises operating in GCB’s geographic markets, focused on clients that value Citi’s global capabilities. Overall, Citi believes that its customers are more resilient than the overall market under a wide range of economic conditions. Citi’s Consumer business has a well-established risk appetite framework across geographies and products that reflects the business strategy and activities and establishes boundaries around the key risks that arise from the strategy and activities.
As of March 31, 2014, GCB had approximately $127 billion of Consumer loans outstanding to borrowers in the emerging markets, or approximately 43% of GCB’s total loans, compared to approximately $126 billion or 42% of total GCB loans as of December 31, 2013. Of the approximately $127 billion as of March 31, 2014, the five largest emerging markets-Mexico, Korea, Singapore, Hong Kong and Taiwan-comprised approximately 29% of GCB’s total loans.
Within the emerging markets, 28% of Citi’s GCB loans were mortgages, 27% were commercial markets loans, 23% were personal loans, and 21% were credit cards loans, each as of March 31, 2014.
Overall consumer credit quality remained generally stable in the first quarter of 2014, as net credit losses in the emerging markets were 2.1% of average loans in the first quarter of 2014, compared to 2.0% in the fourth quarter of 2013, consistent with Citi’s target market strategy and risk appetite framework.

Emerging Markets Corporate Lending
Consistent with its overall strategy, Citi’s Corporate clients in the emerging markets are typically large, multi-national corporations who value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. Citi believes that its target corporate segment is more resilient under a wide range of economic conditions, and that its relationship-based approach to client service enables it to effectively manage the risks inherent in such relationships. Citi has a well-established risk appetite framework around its corporate lending activities, including risk-based limits and approval authorities and portfolio concentration boundaries.
As of March 31, 2014, ICG had approximately $132 billion of loans outstanding to borrowers in the emerging markets, representing approximately 47% of ICG’s total loans outstanding, as compared to approximately $126 billion or 47% of ICG loans outstanding at December 31, 2013. No single emerging market country accounted for more than 6% of Citi’s ICG loans as of the end of the first quarter 2014.
As of March 31, 2014, approximately two-thirds of Citi’s emerging markets Corporate loans (excluding private bank in ICG) were to borrowers whose ultimate parent was rated investment grade, which Citi considers to be ratings of BBB or better according to Citi’s internal risk measurement system and methodology (for additional information on Citi’s internal risk measurement system for Corporate loans, see “Corporate Credit Details” above). The vast majority of the remainder were rated BB or B according to Citi’s internal risk measurement system and methodology.
Overall ICG net credit losses in the emerging markets were 0.46% of average loans in first quarter of 2014, compared to 0.02% in fourth quarter 2013. The ratio of non-accrual ICG loans to total loans in the emerging markets remained stable at 0.5% as of March 31, 2014.

CROSS-BORDER RISK
Overview
Cross-border risk is the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency and/or the transfer of funds outside the country, among other risks, thereby impacting the ability of Citigroup and its customers to transact business across borders. Examples of cross-border risk include actions taken by foreign governments such as exchange controls and restrictions on the remittance of funds. These actions might restrict the transfer of funds or the ability of Citigroup to obtain payment from customers on their contractual obligations. For additional information on certain of the matters described below as well as Citi’s cross-border risk management process, see “Managing Global Risk—Risk Management—Overview” and “Cross-Border Risk,” as well as “Risk Factors—Market and Economic Risks” in Citi’s 2013 Annual Report on Form 10-K.

Argentina and Venezuela Developments

Argentina
As of March 31, 2014, Citi’s net investment in its Argentine operations was approximately $690 million, compared to $730 million as of December 31, 2013. As previously disclosed, Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina.
During the first quarter of 2014, the Argentine peso devalued 19% with an official exchange rate of 8.0 Argentine pesos to one U.S. dollar at March 31, 2014, compared 6.52 Argentine pesos to one U.S. dollar at December 31, 2013. The devaluation of the Argentine peso in the first quarter resulted in a translation loss recorded in stockholders’ equity of approximately $115 million (pretax and net of qualifying net investment hedges) and a pretax foreign currency-related gain of approximately $120 million recognized in net income. As a result of the additional translation loss in the first quarter, at March 31, 2014, Citi’s cumulative translation loss recorded in stockholders’ equity related to its investment in Argentina, net of qualifying net investment hedges, was approximately $1.4 billion (pretax), compared to $1.3 billion (pretax) as of December 31, 2013.
At March 31, 2014 and December 31, 2013, Citi’s total hedges against its net investment in Argentina were approximately $830 million and $940 million, respectively. Of these amounts, approximately $385 million and $160 million, respectively, were foreign currency forwards designated as net investment hedges under ASC 815. The remaining approximately $445 million and $780 million, respectively, were U.S. dollar denominated assets and foreign currency futures, neither of which qualify for hedge accounting under ASC 815.
While Citi currently uses the Argentine peso as the functional currency for its operations in Argentina, an increase in inflation resulting in a cumulative three-year inflation rate of 100% or more would result in a change in the functional currency to the U.S. dollar. In February 2014, the Argentine government announced the new national consumer price index (CPI) and official inflation in the first quarter was approximately 46% (annualized). A change in the functional currency to the U.S. dollar would result in future devaluations of the Argentine peso being recorded in earnings for Citi’s Argentine peso-denominated assets and liabilities.
The ongoing economic and political situation in Argentina could lead to further governmental intervention or regulatory restrictions on foreign investments in Argentina, including further devaluation of the Argentine peso, further limits to foreign currency holdings, or the potential redenomination of certain U.S. dollar assets and liabilities into Argentine pesos, which could be accompanied by a devaluation of the Argentine peso. As of March 31, 2014, Citi had total third-party assets of $3.5 billion in Citi Argentina, compared to $3.9 billion at December 31, 2013, consisting of cash, loans and securities. Included in the total assets were U.S.-dollar-denominated assets of approximately $800 million at March 31, 2014, compared to $920 million at December 31, 2013.
For additional information on Citi’s exposures related to Argentina, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Argentina, based on the methodology described in such section. As disclosed in such section, these assets totaled approximately $2.6 billion as of March 31, 2014. Approximately $400 million of such exposure is held on non-Argentinian Citi subsidiaries and thus is not included in the $3.5 billion amount set forth above, which pertains only to Citi Argentina, as disclosed.

Venezuela
Beginning in 2003, the Venezuelan government has operated restrictive foreign exchange controls. As of year-end 2013, the Venezuelan government’s Foreign Currency Administration Commission (CADIVI) controlled the purchase and sale of foreign currency at an official exchange rate fixed by the government (as of March 31, 2014, the official exchange rate was fixed at 6.3 bolivars to one U.S. dollar). These exchange controls have limited Citi’s ability to obtain U.S. dollars in Venezuela at the official foreign currency rate; Citi has not been able to acquire U.S. dollars from CADIVI since 2008.
During 2013, the Venezuelan government created the Complimentary System of Foreign Currency Acquirement (SICAD I), an alternate foreign exchange mechanism in Venezuela established to settle certain government approved import transactions. Access to SICAD I is limited to certain industries at certain times, as announced by the government, and there are limits on the amount of currency available. As of March 31, 2014, the rate published by SICAD I for its recent auctions was 10.7 bolivars per U.S. dollar. As of March 31, 2014, Citi is not eligible to buy U.S. dollars through SICAD I.
In January 2014, the Venezuelan government replaced CADIVI with the National Center for Foreign Trade (CENCOEX) and announced that the exchange rate to be applied to foreign currency transactions conducted through CENCOEX and related to foreign investment and various other operations will be at the SICAD I published rate. Thus, the rate at which the CENCOEX will buy and sell foreign currency will either be at the official rate of 6.3 bolivars per U.S. dollar or at the SICAD I rate of 10.7 bolivars per U.S. dollar, each as of March 31, 2014.
As previously disclosed, beginning in the first quarter of 2014, Citi began using the SICAD I rate to remeasure its net bolivar-denominated monetary assets as the SICAD I rate is the only rate, through CENCOEX, at which Citi will be able to acquire U.S. dollars. Citi recognized net foreign exchange losses of approximately $100 million in the first quarter of 2014 as a result of the change in the foreign exchange rate used by Citi. Additionally, beginning in the first quarter of 2014, Citi’s revenues and expenses will be translated at the SICAD I rate, and any further changes in the SICAD I exchange rate will result in foreign exchange gains or losses in the future.
Also as previously disclosed, in March 2014, the Venezuelan government launched a third foreign exchange mechanism (SICAD II).  SICAD II is also a regulated foreign exchange market that is intended to be accessible daily to almost all industry sectors and for any purpose; however, banks and non-residents are currently specifically restricted from accessing foreign currency through SICAD II. As of March 31, 2014, the SICAD II exchange rate, as published by the Venezuelan government, was 50.85 bolivars per U.S. dollar.
At March 31, 2014, Citi’s net investment in its Venezuelan operations was approximately $140 million (compared to $240 million at December 31, 2013), which included net monetary assets denominated in Venezuelan bolivars of approximately $120 million (compared to $220 million at December 31, 2013). Total third-party assets of Citi Venezuela were approximately $600 million, compared to $1.2 billion at December 31, 2013, and were composed primarily of cash, loans and debt securities.

Ukraine
There have been political changes, civil unrest and military action in Ukraine, contributing to significant economic uncertainty and volatility. Citi operates in Ukraine through a subsidiary of Citibank, N.A. and uses the U.S. dollar as the functional currency. As of March 31, 2014, Citi’s net investment in Ukraine was approximately $130 million, unchanged from December 31, 2013. Substantially all of the net investment was hedged with a Ukraine sovereign bond indexed to foreign exchange rates which is subject to sovereign political risk. Total third-party assets of the Ukraine Citibank subsidiary were approximately $600 million as of March 31, 2014, unchanged from year-end, and were composed primarily of cash on deposit with the Central Bank of Ukraine, short-term local government debt securities and corporate loans. A significant majority of these third-party assets were funded with local deposit liabilities. Citi continues to closely monitor the political, economic and military situation in Ukraine, and will continue to take actions to attempt to mitigate its exposures to potential risk events.

Russia
Russia's engagement in recent events in Ukraine (as discussed under Ukraine above) has been a cause of concern to investors in Russian assets and parties doing business in Russia or with Russian entities, including as a result of the potential risk of wider repercussions on Russian trade and investment, including the effects of sanctions. The Russian ruble has depreciated 8.3% against the U.S. dollar from December 31, 2013 to March 31, 2014, and over the same period the MICEX Index of leading Russian stocks has declined 9.0%.
Citi operates in Russia through a subsidiary of Citibank, N.A., which uses the Russian ruble as its functional currency. Citi's net investment in Russia was approximately $1.7 billion at March 31, 2014. Substantially all of Citi’s net investment was hedged (subject to related tax adjustments) as of March 31, 2014, using forward foreign exchange contracts. Total third-party assets of the Russian Citibank subsidiary were approximately $7.2 billion as of March 31, 2014. These assets were primarily composed of corporate and consumer loans, local government debt securities, and cash on deposit with the Central Bank of Russia. A significant majority of these third-party assets were funded with local deposit liabilities.
For additional information on Citi’s exposures related to Russia, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Russia, based on the methodology described in such section. As disclosed in such section, these assets totaled approximately $9.4 billion as of March 31, 2014. Approximately $4.2 billion of such exposure is held on non-Russian Citi subsidiaries and thus is not included in the $7.2 billion amount set forth above, which pertains only to the Russian Citibank subsidiary, as disclosed.
Citi continues to monitor the potential implications of any adverse developments relating to Russian business, trade or investment, and will attempt to mitigate its exposures and risks relating to Russia as appropriate.

FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND FAIR VALUE OPTION LIABILITIES
The following discussion relates to the derivative obligor information and the fair valuation for derivatives and liabilities for which the fair value option (FVO) has been elected. See Notes 22 and 23 to the Consolidated Financial Statements for additional information on Citi’s derivative activities and FVO liabilities, respectively.

Fair Valuation Adjustments for Derivatives
The fair value adjustments applied by Citi to its derivative carrying values consist of the following items:

•
Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy (see Note 22 to the Consolidated Financial Statements for more details) to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity reserve is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity reserve is adjusted to take into account the size of the position. Citi uses the relevant benchmark curve for the currency of the derivative (e.g., the London Interbank Offered Rate for U.S. dollar derivatives) as the discount rate for uncollateralized derivatives. As of March 31, 2014, Citi has not recognized any valuation adjustments to reflect the cost of funding uncollateralized derivative positions beyond that implied by the relevant benchmark curve. Citi continues to monitor market practices and activity with respect to discounting in derivative valuation.

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
Second, market-based views of default probabilities derived from observed credit spreads in the credit default swap (CDS) market are applied to the expected future cash flows determined in step one. Citi’s own-credit CVA is determined using Citi-specific CDS spreads for the relevant tenor. Generally, counterparty CVA is determined using CDS spread indices for each credit rating and tenor. For certain identified netting sets where individual analysis is practicable (e.g., exposures to counterparties with liquid CDSs), counterparty-specific CDS spreads are used.
The CVA is designed to incorporate a market view of the credit risk inherent in the derivative portfolio. However, most unsecured derivative instruments are negotiated bilateral contracts and are not commonly transferred to third parties. Derivative instruments are normally settled contractually or, if terminated early, are terminated at a value negotiated bilaterally between the counterparties. Therefore, the CVA (both counterparty and own-credit) may not be realized upon a settlement or termination in the normal course of business. In addition, all or a portion of the CVA may be reversed or otherwise adjusted in future periods in the event of changes in the credit risk of Citi or its counterparties, or changes in the credit mitigants (collateral and netting agreements) associated with the derivative instruments.
The table below summarizes the CVA applied to the fair value of derivative instruments for the periods indicated:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	March 31, 2014	December 31, 2013
Counterparty CVA	$(1,585)	$(1,733)
Citigroup (own-credit) CVA	608	651
Total CVA—derivative instruments	$(977)	$(1,082)

Own Debt Valuation Adjustments
Own debt valuation adjustments (DVA) are recognized on Citi’s liabilities for which the fair value option (FVO) has been elected using Citi’s credit spreads observed in the bond market. Accordingly, the fair value of the liabilities for which the fair value option has been elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of Citi’s credit spreads. Changes in fair value resulting from changes in Citi’s instrument-specific credit risk are estimated by incorporating Citi’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on own FVO liabilities for the periods indicated:

	Credit/debt valuation adjustment gain (loss)
	Three Months Ended March 31,
In millions of dollars	2014	2013
Derivative counterparty CVA	$7	$17
Derivative own-credit CVA	(34)	(126)
Total CVA—derivative instruments	$(27)	$(109)
DVA related to own FVO liabilities	$34	$(210)
Total CVA and DVA	$7	$(319)

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
Citi monitors its counterparty credit risk in credit derivative contracts. As of March 31, 2014 and December 31, 2013, approximately 97% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
The ratings of the credit derivatives portfolio presented in the following table are based on the assigned internal or external ratings of the referenced asset or entity. Where external ratings are used, investment-grade ratings are considered to be ‘Baa/BBB’ and above, while anything below is considered non-investment grade. Citi’s internal ratings are in line with the related external rating system.

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of March 31, 2014 and December 31, 2013:
March 31, 2014

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$23,906	$22,714	$697,586	$698,253
Broker-dealers	8,086	9,040	232,733	213,391
Non-financial	107	122	5,831	3,881
Insurance and other financial institutions	7,823	8,822	266,000	217,065
Total by industry/counterparty	$39,922	$40,698	$1,202,150	$1,132,590
By instrument
Credit default swaps and options	$39,743	$39,393	$1,189,402	$1,131,225
Total return swaps and other	179	1,305	12,748	1,365
Total by instrument	$39,922	$40,698	$1,202,150	$1,132,590
By rating
Investment grade	$16,241	$15,981	$912,480	$778,666
Non-investment grade	23,681	24,717	289,670	353,924
Total by rating	$39,922	$40,698	$1,202,150	$1,132,590
By maturity
Within 1 year	$2,375	$2,588	$232,947	$206,830
From 1 to 5 years	31,710	32,227	864,368	842,710
After 5 years	5,837	5,883	104,835	83,050
Total by maturity	$39,922	$40,698	$1,202,150	$1,132,590
Note: Fair values shown in table above are prior to application of any netting agreements, cash collateral, and market or credit valuation adjustments (CVA).

(1)	The fair value amounts receivable were $13,216 million and $26,706 million under protection purchased and sold, respectively.

(2)	The fair value amounts payable were $28,404 million and $12,294 million under protection purchased and sold, respectively.

December 31, 2013

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$24,992	$23,455	$739,646	$727,748
Broker-dealers	8,840	9,820	254,250	224,073
Non-financial	138	162	4,930	2,820
Insurance and other financial institutions	6,447	7,922	216,236	188,722
Total by industry/counterparty	$40,417	$41,359	$1,215,062	$1,143,363
By instrument
Credit default swaps and options	$40,233	$39,930	$1,201,716	$1,141,864
Total return swaps and other	184	1,429	13,346	1,499
Total by instrument	$40,417	$41,359	$1,215,062	$1,143,363
By rating
Investment grade	$17,150	$17,174	$812,918	$752,640
Non-investment grade	23,267	24,185	402,144	390,723
Total by rating	$40,417	$41,359	$1,215,062	$1,143,363
By maturity
Within 1 year	$2,901	$3,262	$254,305	$221,562
From 1 to 5 years	31,674	32,349	883,879	853,391
After 5 years	5,842	5,748	76,878	68,410
Total by maturity	$40,417	$41,359	$1,215,062	$1,143,363
Note: Fair values shown in table above are prior to application of any netting agreements, cash collateral, and market or CVA.

(1)	The fair value amounts receivable were $13,744 million and $26,673 million under protection purchased and sold, respectively.

(2)	The fair value amounts payable were $28,723 million and $12,636 million under protection purchased and sold, respectively.

INCOME TAXES

Deferred Tax Assets
Deferred tax assets (DTAs) are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. DTAs are recognized subject to management‘s judgment that realization is more likely than not. For additional information, see “Risk Factors—Business and Operational Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Note 9 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K.
At March 31, 2014, Citigroup had recorded net DTAs of approximately $51.7 billion, a decrease of $1.1 billion from December 31, 2013. The sequential decrease in DTAs was driven primarily by the generation of U.S. taxable earnings in Citicorp, as the net loss in Citi Holdings during the current quarter was largely offset by the impact of the corporate tax reforms enacted in two states, including New York, which lowered marginal tax rates and resulted in a reduction in Citi’s state DTAs.
Although realization is not assured, Citi believes that the realization of its recognized net DTAs at March 31, 2014 is more likely than not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. Realization of the DTAs will continue to be driven by Citi’s ability to generate U.S. taxable earnings, including the level of losses within Citi Holdings, in the carry-forward period, as well as through actions that optimize Citi’s U.S. taxable earnings and overall changes to Citi’s Accumulated other comprehensive income.
The following table summarizes Citi’s net DTAs balance at March 31, 2014 and December 31, 2013:

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2014	December 31, 2013
Total U.S.	$48.1	$49.3
Total foreign	3.6	3.5
Total (1)	$51.7	$52.8

(1)	Approximately $13.2 billion of the net DTAs was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of March 31, 2014.

Effective Tax Rate
Citi’s effective tax rate for the first quarter of 2014 was 34.2%, compared to 28.5% in the first quarter of 2013. The tax rate in the first quarter of 2014 included a tax charge of $210 million related to the corporate tax reforms in two states. Excluding this tax charge, Citi’s effective tax rate for the first quarter of 2014 was 30.7%.

Unrecognized Tax Benefits Update
Citi expects to conclude its U.S. Internal Revenue Service audit for the 2009-2011 cycle within the next six months. The gross uncertain tax positions at March 31, 2014 for the items that may be resolved are as much as $400 million. Because of the number and nature of the issues remaining to be resolved, the potential tax benefit to continuing operations could be anywhere in a range between $0 and $175 million, while the potential tax benefit to retained earnings could be anywhere in a range between $0 and $220 million.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citibank, N.A. has one credit card account for the Iranian Mission to the United Nations located in the United States. This is a commercial account used primarily for the purchase of gasoline. The provision of certain services in the United States to the diplomatic mission of the Government of Iran is authorized by an OFAC General License; however, in October 2012, certain additional requirements were published. With regard to these requirements, Citi has applied to OFAC for a specific license for this account. During the first quarter of 2014, the aggregate value of the transactions for this account was approximately $3,600.00. The transactions did not generate any revenue or net profit for Citi.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In addition, Citigroup also may make forward-looking statements in its other documents filed or furnished with the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
Generally, forward-looking statements are not based on historical facts but instead represent Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions, or future or conditional verbs such as will, should, would and could.
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included throughout this Form 10-Q, the factors listed and described under “Risk Factors” in Citi’s 2013 Annual Report on Form 10-K and the risks and uncertainties summarized below:

•
ongoing regulatory changes and uncertainties faced by Citi in the U.S. and non-U.S. jurisdictions in which it operates, including in Mexico and Korea, and the potential impact these changes and uncertainties could have on Citi’s business planning, compliance risks and costs and overall results of operations;

•
continued uncertainty arising from numerous aspects of the regulatory capital requirements applicable to Citi, including those resulting from Citi’s continued implementation of the final U.S. Basel III rules, any changes to those rules (e.g., changes to the method for determining the U.S. Basel III Supplementary Leverage ratio) and the ongoing regulatory review and approval of Citi’s risk models, and the potential impact these uncertainties could have on Citi’s ability to meet its capital requirements as it projects or as required;

•	the potential impact of U.S. and international derivatives regulation on Citi’s competitiveness, compliance costs and regulatory and reputational risks and results of operations;

•
ongoing implementation of proprietary trading restrictions under the “Volcker Rule” and similar international proposals and the potential impact of these reforms on Citi’s global market-making businesses, results of operations and compliance risks and costs;

•
the ongoing uncertainty and potential impact to Citi’s businesses and capital and funding structure as a result of regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions;

•	additional regulations with respect to securitizations and the potential impact to Citi and its businesses;

•
continued uncertainty relating to the sustainability and pace of economic recovery and growth in the U.S. and globally and the potential impact fiscal and monetary actions taken by U.S. and non-U.S. authorities may have on economic recovery and growth, global trading markets, and the emerging markets, as well as Citi’s businesses and results of operations;

•
any significant global economic downturn or disruption, including a significant decline in global trade volumes, on Citi’s businesses, results of operations and financial condition, particularly as compared to Citi’s competitors;

•
uncertainty arising from the level of U.S. government debt or a potential U.S. government default or downgrade of the U.S. government credit rating on Citi’s businesses, results of operations, capital, funding and liquidity;

•
risks arising from Citi’s extensive operations outside of the U.S., including in the emerging markets such as in Mexico, Argentina and Venezuela, including as a result of foreign exchange controls, limitations on foreign investments, sociopolitical instability, fraud, nationalization, closure of branches or subsidiaries and confiscation of assets, as well as increased compliance and regulatory risks and costs;

•	the potential impact on Citi’s businesses, financial condition or results of operations arising from the imposition of sanctions against Russian entities, business sectors, individuals or otherwise;

•
ongoing economic and fiscal issues in the Eurozone and the potential outcomes that could occur, including the exit of one or more countries from the European Monetary Union and any resulting redenomination/revaluation, and the potential impact, directly or indirectly, on Citi’s businesses, results of operations or financial condition;

•
uncertainty regarding the future quantitative liquidity requirements applicable to Citi and the potential impact these requirements could have on Citi’s liquidity ratios (including as a result of the proposed U.S. Basel III Liquidity Coverage Ratio), planning, management and funding;

•
potential impacts on Citi’s liquidity and/or costs of funding as a result of external factors, such as market disruptions, governmental fiscal and monetary policies and changes in Citi’s credit spreads;

•	reductions in Citi’s or its more significant subsidiaries’ credit ratings and the potential impact on Citi’s funding and liquidity, as well as the results of operations for certain of its businesses;

•
the potential impact on Citi’s businesses, business practices, reputation, financial condition or results of operations from the extensive legal and regulatory proceedings, investigations and inquiries to which Citi is subject, including those related to Citi’s U.S. mortgage-related activities, Citi’s contribution to, or trading in products linked to, various rates or benchmarks, and its anti-money laundering programs;

•	the potential impact to Citi’s delinquency rates, loan loss reserves and net credit losses as Citi’s revolving home equity lines of credit begin to “reset,” and Citi’s ability to reduce or mitigate this reset risk going forward;

•
the results of the 2014 Comprehensive Capital Analysis and Review (CCAR) process, including Citi’s ability to address the Federal Reserve Board’s concerns regarding its capital planning process, and the impacts on Citi’s ability to return capital to shareholders and market perceptions of Citi;

•
Citi’s ability to successfully execute on and achieve its ongoing execution priorities, including Citi’s ability to reduce its elevated legal and regulatory expenses in Citi Holdings and thus continue to drive Citi Holdings closer to “break even,” and the potential impact its inability to do so, as well as the impact of factors it cannot control, such as the level of authorized capital returns, could have on the achievement of its 2015 financial targets;

•
Citi’s ability to continue to utilize its deferred tax assets (DTAs), including the foreign tax credit components of its DTAs, and thus utilize the regulatory capital supporting its DTAs for more productive purposes;

•
the impact on the value of Citi’s DTAs if corporate tax rates in the U.S. or certain state or foreign jurisdictions decline, or if other changes are made to the U.S. tax system, such as changes to the tax treatment of foreign business income;

•
the possibility that Citi’s interpretation or application of the extensive tax laws to which it is subject, such as with respect to withholding tax obligations and stamp and other transactional taxes, could differ from that of the relevant governmental taxing authorities;

•
Citi’s failure to maintain its contractual relationships with various third-party retailers and merchants within its U.S. credit card businesses in NA RCB, and the potential impact any such failure could have on the results of operations or financial condition of those businesses;

•
the potential impact to Citi from continually evolving cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses;

•	the potential impact on Citi’s performance, including its competitive position and ability to execute its strategy, if Citi is unable to hire or retain qualified employees;

•
incorrect assumptions or estimates in Citi’s financial statements, and the potential impact of regulatory or other changes to financial accounting and reporting standards on how Citi records and reports its financial condition and results of operations;

•	changes in the administration of or method for determining LIBOR on the value of any LIBOR-linked securities and other financial obligations held or issued by Citi;

•	the effectiveness of Citi’s risk management and mitigation processes and strategies, including the effectiveness of its risk models; and

•	Citi’s ability to achieve its expected expense savings as a result of its repositioning actions as well as its ongoing efficiency initiatives.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)    Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2014	2013
Revenues (1)
Interest revenue	$15,350	$15,960
Interest expense	3,591	4,330
Net interest revenue	$11,759	$11,630
Commissions and fees	$3,134	$3,435
Principal transactions	2,888	2,504
Administration and other fiduciary fees	1,009	1,068
Realized gains on sales of investments, net	128	450
Other-than-temporary impairment losses on investments
Gross impairment losses (2)	(201)	(272)
Less: Impairments recognized in AOCI	—	11
Net impairment losses recognized in earnings	$(201)	$(261)
Insurance premiums	$595	$590
Other revenue (2)	812	832
Total non-interest revenues	$8,365	$8,618
Total revenues, net of interest expense	$20,124	$20,248
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,793	$2,214
Policyholder benefits and claims	208	231
Provision (release) for unfunded lending commitments	(27)	14
Total provisions for credit losses and for benefits and claims	$1,974	$2,459
Operating expenses (1)
Compensation and benefits	$6,010	$6,335
Premises and equipment	805	844
Technology/communication	1,530	1,530
Advertising and marketing	458	449
Other operating	3,346	3,130
Total operating expenses	$12,149	$12,288
Income from continuing operations before income taxes	$6,001	$5,501
Provision for income taxes	2,050	1,570
Income from continuing operations	$3,951	$3,931
Discontinued operations
Income (loss) from discontinued operations	$40	$(103)
Gain on sale	—	56
Provision (benefit) for income taxes	3	(14)
Income (loss) from discontinued operations, net of taxes	$37	$(33)
Net income before attribution of noncontrolling interests	$3,988	$3,898
Noncontrolling interests	45	90
Citigroup’s net income	$3,943	$3,808
Basic earnings per share(3)
Income from continuing operations	$1.22	$1.24
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)
Net income	$1.24	$1.23
Weighted average common shares outstanding	3,037.4	3,040.1
Diluted earnings per share
Income from continuing operations	$1.22	$1.24
Income (loss) from discontinued operations, net of taxes	0.01	(0.01)
Net income	$1.23	$1.23
Adjusted weighted average common shares outstanding	3,043.3	3,044.7

(1)	Certain prior period revenue and expense lines and totals were reclassified to conform to the current period’s presentation. See Note 3 to Notes to Consolidated Financial Statements.

(2)
The first quarter of 2013 included the recognition of a $105 million impairment charge related to the carrying value of Citi’s then-remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB), which was offset by the equity pickup from MSSB in the quarter that was recorded in Other revenue.

(3) Due to rounding earnings per share on continuing operations and discontinuing operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2014	2013
Net income before attribution of noncontrolling interests	$3,988	$3,898
Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$428	$134
Net change in cash flow hedges, net of taxes	118	125
Benefit plans liability adjustment, net of taxes (1)	(33)	254
Net change in foreign currency translation adjustment, net of taxes and hedges	(526)	(676)
Citigroup’s total other comprehensive income (loss)	$(13)	$(163)
Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$(2)	$(16)
Net change in foreign currency translation adjustment, net of taxes	(7)	(35)
Total other comprehensive income (loss) attributable to noncontrolling interests	$(9)	$(51)
Total comprehensive income before attribution of noncontrolling interests	$3,966	$3,684
Total comprehensive income (loss) attributable to noncontrolling interests	36	39
Citigroup’s comprehensive income	$3,930	$3,645
(1)    Primarily reflects adjustments based on the year-end actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                         Citigroup Inc. and Subsidiaries

	March 31,
	2014	December 31,
In millions of dollars	(Unaudited)	2013
Assets
Cash and due from banks (including segregated cash and other deposits)	$33,380	$29,885
Deposits with banks	171,020	169,005
Federal funds sold and securities borrowed or purchased under agreements to resell (including $139,823 and $141,481 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	263,398	257,037
Brokerage receivables	32,484	25,674
Trading account assets (including $106,811 and $106,695 pledged to creditors at March 31, 2014 and December 31, 2013, respectively)	278,180	285,928
Investments (including $25,052 and $26,989 pledged to creditors at March 31, 2014 and December 31, 2013, respectively, and $295,396 and $291,216 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	312,900	308,980
Loans:
Consumer (including $933 and $957 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	384,661	393,831
Corporate (including $4,796 and $4,072 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	279,560	271,641
Loans, net of unearned income	$664,221	$665,472
Allowance for loan losses	(18,923)	(19,648)
Total loans, net	$645,298	$645,824
Goodwill	25,008	25,009
Intangible assets (other than MSRs)	4,891	5,056
Mortgage servicing rights (MSRs)	2,586	2,718
Other assets (including $6,412 and $7,123 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	125,591	125,266
Total assets	$1,894,736	$1,880,382

The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs on the following page and are in excess of those obligations. Additionally, the assets in the table below include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	March 31,
	2014	December 31,
In millions of dollars	(Unaudited)	2013
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$250	$362
Trading account assets	889	977
Investments	11,583	10,950
Loans, net of unearned income
Consumer (including $887 and $910 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	63,505	63,493
Corporate (including $8 and $14 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	32,160	31,919
Loans, net of unearned income	$95,665	$95,412
Allowance for loan losses	(3,397)	(3,502)
Total loans, net	$92,268	$91,910
Other assets	871	1,234
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$105,861	$105,433
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2014	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2013
Liabilities
Non-interest-bearing deposits in U.S. offices	$135,632	$128,399
Interest-bearing deposits in U.S. offices (including $1,038 and $988 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	280,549	284,164
Non-interest-bearing deposits in offices outside the U.S.	69,263	69,406
Interest-bearing deposits in offices outside the U.S. (including $730 and $689 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	480,819	486,304
Total deposits	$966,263	$968,273
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $40,337 and $51,545 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	190,676	203,512
Brokerage payables	59,407	53,707
Trading account liabilities	124,040	108,762
Short-term borrowings (including $4,099 and $3,692 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	58,903	58,944
Long-term debt (including $27,854 and $26,877 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	222,747	221,116
Other liabilities (including $2,295 and $2,011 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	62,458	59,935
Total liabilities	$1,684,494	$1,674,249
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 288,720 as of March 31, 2014 and 269,520 as of December 31, 2013, at aggregate liquidation value	$7,218	$6,738
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,082,027,673 as of March 31, 2014 and 3,062,098,976 as of December 31, 2013	31	31
Additional paid-in capital	107,505	107,193
Retained earnings	115,091	111,168
Treasury stock, at cost: March 31, 2014—44,242,665 shares and December 31, 2013—32,856,062 shares	(2,237)	(1,658)
Accumulated other comprehensive income (loss)	(19,146)	(19,133)
Total Citigroup stockholders’ equity	$208,462	$204,339
Noncontrolling interest	1,780	1,794
Total equity	$210,242	$206,133
Total liabilities and equity	$1,894,736	$1,880,382

The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheet above. The liabilities in the table below include third-party liabilities of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Citigroup.

	March 31,
	2014	December 31,
In millions of dollars	(Unaudited)	2013
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$18,529	$21,793
Long-term debt (including $882 and $909 as of March 31, 2014 and December 31, 2013, respectively, at fair value)	38,131	34,743
Other liabilities	1,101	999
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$57,761	$57,535
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)    Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2014	2013
Preferred stock at aggregate liquidation value
Balance, beginning of year	$6,738	$2,562
Issuance of new preferred stock	480	575
Balance, end of period	$7,218	$3,137
Common stock and additional paid-in capital
Balance, beginning of year	$107,224	$106,421
Employee benefit plans	326	286
Preferred stock issuance expense	(13)	(16)
Other	(1)	1
Balance, end of period	$107,536	$106,692
Retained earnings
Adjusted balance, beginning of period	$111,168	$97,809
Citigroup’s net income	3,943	3,808
Common dividends (1)	(30)	(33)
Preferred dividends	(124)	(4)
Tax benefit	134	—
Balance, end of period	$115,091	$101,580
Treasury stock, at cost
Balance, beginning of year	$(1,658)	$(847)
Issuance of shares pursuant to employee benefit plans	(215)	(144)
Treasury stock acquired (2)	(364)	—
Balance, end of period	$(2,237)	$(991)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(19,133)	$(16,896)
Net change in Citigroup’s Accumulated other comprehensive income (loss)	(13)	(163)
Balance, end of period	$(19,146)	$(17,059)
Total Citigroup common stockholders’ equity	$201,244	$190,222
Total Citigroup stockholders’ equity	$208,462	$193,359
Noncontrolling interest
Balance, beginning of year	$1,794	$1,948
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(2)
Transactions between Citigroup and the noncontrolling-interest shareholders	(10)	16
Net income attributable to noncontrolling-interest shareholders	45	90
Dividends paid to noncontrolling-interest shareholders	(3)	(4)
Net change in Accumulated other comprehensive income (loss)	(9)	(51)
Other	(37)	(17)
Net change in noncontrolling interests	$(14)	$32
Balance, end of period	$1,780	$1,980
Total equity	$210,242	$195,339

(1)	Common dividends declared were $0.01 per share in the first quarter of 2014 and 2013.

(2)
For the three months ended March 31, 2014, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program. For the three months ended March 31, 2014 and 2013 also include treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2014	2013
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$3,988	$3,898
Net income attributable to noncontrolling interests	45	90
Citigroup’s net income	$3,943	$3,808
Income (loss) from discontinued operations, net of taxes	37	(66)
Gain on sale, net of taxes	—	33
Income from continuing operations—excluding noncontrolling interests	$3,906	$3,841
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	843	807
Provision for credit losses	1,766	2,309
Realized gains from sales of investments	(128)	(450)
Net impairment losses recognized in earnings	201	261
Change in trading account assets	7,748	12,608
Change in trading account liabilities	15,278	4,677
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(6,361)	(9,115)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(12,836)	10,817
Change in brokerage receivables net of brokerage payables	(1,110)	(459)
Change in loans held-for-sale	445	(2,699)
Change in other assets	(857)	5,421
Change in other liabilities	2,523	721
Other, net	(1,574)	(3,718)
Total adjustments	$5,938	$21,180
Net cash provided by operating activities of continuing operations	$9,844	$25,021
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(2,015)	$(41,093)
Change in loans	163	1,205
Proceeds from sales and securitizations of loans	651	2,351
Purchases of investments	(57,602)	(57,410)
Proceeds from sales of investments	33,555	41,288
Proceeds from maturities of investments	21,523	25,987
Capital expenditures on premises and equipment and capitalized software	(868)	(734)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	102	140
Net cash used in investing activities of continuing operations	$(4,491)	$(28,266)
Cash flows from financing activities of continuing operations
Dividends paid	$(154)	$(34)
Issuance of preferred stock	480	575
Treasury stock acquired	(364)	—
Stock tendered for payment of withholding taxes	(498)	(444)
Issuance of long-term debt	10,547	9,273
Payments and redemptions of long-term debt	(9,671)	(10,198)
Change in deposits	(2,010)	3,202
Change in short-term borrowings	(41)	(3,834)
Net cash used in financing activities of continuing operations	$(1,711)	$(1,460)
Effect of exchange rate changes on cash and cash equivalents	$(147)	$(596)
Discontinued operations
Net cash used in discontinued operations	$—	$(2)

Change in cash and due from banks	$3,495	$(5,303)
Cash and due from banks at beginning of period	29,885	36,453
Cash and due from banks at end of period	$33,380	$31,150
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$1,317	$1,127
Cash paid during the year for interest	$3,000	$3,755
Non-cash investing activities
Transfers to loans held-for-sale from loans	$1,500	$4,700
Transfers to OREO and other repossessed assets	63	68
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 include the accounts of Citigroup Inc. (Citigroup) and its consolidated subsidiaries (collectively, the Company, Citi or Citigroup). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (2013 Annual Report on Form 10-K).
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

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with GAAP. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20% owned companies is recognized when dividends are received. As discussed in more detail in Note 20 to the Consolidated Financial Statements, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.

Citibank, N.A.
Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank’s principal offerings include: consumer finance, mortgage lending, and retail banking products and services; investment banking, commercial banking, cash management, trade finance and e-commerce products and services; and private banking products and services.

Significant Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of the results of operations and financial condition. The Company has identified six policies as being significant because they require management to make subjective and/or complex judgments about matters that are inherently uncertain. These policies relate to Valuations of Financial Instruments, Allowance for Credit Losses, Securitizations, Goodwill, Income Taxes and Litigation Accruals. The Company, in consultation with the Audit Committee of the Board of Directors, has reviewed and approved these significant accounting policies, which are further described under “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K.

ACCOUNTING CHANGES

Investment Companies
In June 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-08, Financial Services Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. This ASU introduced a new approach for assessing whether an entity is an investment company. To determine whether an entity is an investment company for accounting purposes, Citi is now required to evaluate the fundamental and typical characteristics of the entity, including its purpose and design.
The ASU became effective for Citi on January 1, 2014. There was no impact from the adoption of this ASU. As of March 31, 2014, Citi has approximately $4.4 billion of assets held by consolidated investment companies which are accounted for in accordance with the Investment Company Audit Guide (codified in Accounting Standards Codification (ASC) 946).

Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Foreign Subsidiaries
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This ASU resolved diversity that existed in practice, and requires that, for transactions within a foreign entity, a parent should not reclassify into earnings an allocated portion of the cumulative translation adjustment (CTA) when its foreign entity sells a controlling financial interest in a subsidiary or group of assets that is a business within the foreign entity, unless the sale represents a complete or substantially complete liquidation of the foreign entity. This guidance requires the CTA to remain in equity until the foreign entity is disposed of or it is completely or substantially liquidated. Sales or other transactions that result in the parent company’s loss of control over the foreign entity, irrespective of any retained investment, would be accounted for as a sale; thus, the entire CTA would be reclassified into earnings. A partial sale of an equity method investment in a foreign entity would result in a pro rata share of CTA being reclassified into earnings. Consistent with the accounting for step acquisitions, the ASU requires that the CTA be reclassified into earnings when a parent company obtains a controlling financial interest in a foreign entity that was previously an equity method investment.
This ASU was effective for Citi on January 1, 2014 and was applied on a prospective basis. The accounting prescribed in this ASU is consistent with Citi’s prior practice and, as a result, adoption did not result in any impact to Citi.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force). As a result of applying this ASU, an unrecognized tax benefit is presented as a reduction of a deferred tax asset for a net operating loss (NOL) or other tax credit carry-forward when settlement in this manner is available under the tax law. The assessment of whether settlement is available under the tax law is based on facts and circumstances as of the balance sheet reporting date and does not consider future events (e.g., upcoming expiration of related NOL carry-forwards). This classification does not affect an entity’s analysis of the realization of its deferred tax assets. Gross presentation in the rollforward of unrecognized tax positions in the notes to the financial statements is still required.
This ASU was effective for Citi on January 1, 2014 and was applied on a prospective basis to all unrecognized tax benefits that existed at the effective date. The impact of adopting this ASU was not material to Citi.

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

This ASU became effective upon issuance and permitted prospective application for qualifying new or redesignated hedging relationships commencing on or after July 17, 2013. Introducing a new benchmark interest rate eligible for hedging under ASC 815 improves the Company’s ability to manage interest rate risk by allowing the designation of hedging derivatives that are more closely aligned with the interest rate risk profile of certain assets and liabilities.

Remeasurement of Significant Pension and Postretirement Benefit Plans
In the second quarter of 2013, the Company changed the method of accounting for its most significant pension and postretirement benefit plans (Significant Plans) such that plan obligations, plan assets and periodic plan expense are remeasured and disclosed quarterly, instead of annually. The effect of remeasuring the Significant Plan obligations and assets by updating plan actuarial assumptions on a quarterly basis is reflected in Accumulated other comprehensive income (loss) and periodic plan expense. The Significant Plans captured approximately 80% of the Company’s global pension and postretirement plan obligations at December 31, 2012 and 2013. All other plans (All Other Plans) will continue to be remeasured annually. Quarterly measurement for the Significant Plans provides a more timely measurement of the funded status and periodic plan expense for the Company’s significant pension and postretirement benefit plans.
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

Reclassification Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which required new footnote disclosures of items reclassified from Accumulated Other Comprehensive Income (AOCI) to net income. The requirements became effective for the first quarter of 2013 and are included in Note 18 to the Consolidated Financial Statements.

Testing Indefinite-Lived Intangible Assets for Impairment
In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Some examples of intangible assets subject to the guidance include indefinite-

lived trademarks, licenses and distribution rights. The ASU allows companies to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The ASU became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.
In performing the annual impairment analysis for indefinite-lived intangible assets in July 2013, including goodwill, Citi elected to bypass the optional qualitative assessment described above, choosing instead to perform a quantitative analysis. See Note 16 to the Consolidated Financial Statements.

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
The new incremental disclosure requirements became effective for Citigroup on January 1, 2013 and were required to be presented retrospectively for prior periods. The incremental requirements can be found in Note 10 to the Consolidated Financial Statements for resale and repurchase agreements and securities borrowing and lending transactions and Note 21 to the Consolidated Financial Statements for derivatives.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Investments in Tax Credit Partnerships
In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which is effective for Citi for interim and annual reporting periods beginning after December 15, 2014. Any transition adjustment would be reflected as an adjustment to retained earnings in the earliest period presented (retrospective application). The ASU will be applicable to Citi’s portfolio of low income housing tax credit (LIHTC) partnership interests. The new standard widens the scope of investments eligible to elect to apply a new alternative method, the proportional amortization method, under which the cost of the investment is amortized to tax expense in proportion to the amount of tax credits and other tax benefits received. Citi anticipates that its entire LIHTC portfolio will qualify to elect the proportional amortization method under the ASU. These investments are currently accounted for under the equity method, which results in losses (due to amortization of the investment) being recognized in Other revenue and tax credits and benefits being recognized in the Income tax expense line. In contrast, the proportional amortization method combines the amortization of the investment and receipt of the tax credits/benefits into one line, Income tax expense. The adoption of this ASU is estimated to reduce Retained earnings by approximately $350 million, reduce Other assets by approximately $220 million, and reduce deferred tax assets by approximately $130 million. Early adoption of this new standard is permitted.

Reclassification of Defaulted Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of the mortgage loan to other real estate owned (OREO). Under the ASU, repossession or foreclosure is deemed to have occurred when (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the residential real estate property to the creditor to satisfy the mortgage loan through completion of a deed in lieu of foreclosure or a similar legal agreement. The ASU will become effective for annual and interim periods beginning after December 15, 2014 and can be early adopted. The ASU can be adopted using either a modified retrospective method or a prospective transition method with the cumulative effect being recognized in the beginning retained earnings of the earliest annual period for which the ASU is adopted. The standard will not have a material effect on Citi’s Consolidated Financial Statements, as Citi’s current practice complies with the ASU’s provisions.

Accounting for Financial Instruments-Credit Losses
In December 2012, the FASB issued a proposed ASU, Financial Instruments-Credit Losses. This proposed ASU, or exposure draft, was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB and does not constitute accounting guidance until a final ASU is issued.
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
The FASB’s proposed model would utilize a single “expected credit loss” measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired and for securities where fair value is less than cost, replacing the multiple existing impairment models in GAAP, which generally require that a loss be “incurred” before it is recognized.
The FASB’s proposed model represents a significant departure from existing GAAP, and may result in material changes to the Company’s accounting for financial instruments. The impact of the FASB’s final ASU on the Company’s financial statements will be assessed when it is issued. The exposure draft does not contain a proposed effective date; this would be included in the final ASU, when issued.

Discontinued Operations
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changes the criteria for reporting discontinued operations while enhancing disclosures. Under the ASU, only disposals representing a strategic shift in operations, such as a disposal of a major geographic area, a major line of business or a major equity method investment, may be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income, and expenses of discontinued operations.
The ASU also requires disclosure of the pretax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The ASU will be effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and for interim periods within those years. The ASU does not permit an entity to apply the amended definition of discontinued operations to a component of an entity that was classified as held-for-sale before the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The ASU will result in fewer disposals being reported as discontinued operations. Citi does not expect adoption of the ASU to have a material effect on Citi’s financial statements.

Other Potential Amendments to Current Accounting Standards
The FASB and International Accounting Standards Board, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments discussed above, revenue recognition and consolidation. The FASB is also working on a joint project that would require substantially all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate VIEs and non-VIE partnerships. The principal-agent consolidation proposal would require all VIEs, including those that are investment companies, to be evaluated for consolidation under the same requirements.
All of these projects may have significant impacts for the Company. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

2. DISCONTINUED OPERATIONS

The following Discontinued operations are recorded within the Corporate/Other segment.

Sale of Brazil Credicard Business
On December 20, 2013, Citi sold its non-Citibank branded cards and consumer finance business in Brazil (Credicard) for approximately $1.24 billion.  The sale resulted in a pretax gain of $206 million ($325 million after-tax). In the first quarter of 2014, resolution of certain contingencies related to the disposal are reported as Income (loss) from discontinued operations. Credicard is reported as Discontinued operations for all periods presented.
Summarized financial information for Discontinued operations for Credicard follows:

	Three Months Ended March 31,
In millions of dollars	2014	2013
Total revenues, net of interest expense(1)	$69	$264
Income from discontinued operations	$64	$52
Gain on sale	—	—
Income taxes	11	18
Income (loss) from discontinued operations, net of taxes	$53	$34

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

	Three Months Ended March 31,
In millions of dollars	2014	2013
Cash flows from operating activities	$—	$(122)
Cash flows from investing activities	—	119
Cash flows from financing activities	—	1
Net cash provided by discontinued operations	$—	$(2)

Sale of Certain Citi Capital Advisors Business
During the third quarter of 2012, Citi executed definitive agreements to transition a carve-out of its liquid strategies business within Citi Capital Advisors (CCA). The sale occurred pursuant to two separate transactions in 2013, creating two separate management companies. The first transaction closed in February 2013, and Citigroup retained a 24.9% passive equity interest in the management company (which is held in Citi’s Institutional Clients Group segment). The second transaction closed in August 2013. CCA is reported as Discontinued operations for all periods presented.
Summarized financial information for Discontinued operations for the operations related to CCA follows:

	Three Months Ended March 31,
In millions of dollars	2014	2013
Total revenues, net of interest expense(1)	$—	$58
Loss from discontinued operations	$(3)	$(128)
Gain on sale	—	56
Benefit for income taxes	(1)	(22)
Loss from discontinued operations, net of taxes	$(2)	$(50)

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

	Three Months Ended March 31,
In millions of dollars	2014	2013
Cash flows from operating activities	$—	$(40)
Cash flows from investing activities	—	—
Cash flows from financing activities	—	40
Net cash provided by discontinued operations	$—	$—

Sale of Egg Banking plc Credit Card Business
On March 1, 2011, Citi announced that Egg Banking plc (Egg), an indirect subsidiary that was part of Citi Holdings, entered into a definitive agreement to sell its credit card business. The sale closed in April 2011.
Summarized financial information for Discontinued operations for the operations related to Egg follows:

	Three Months Ended March 31,
In millions of dollars	2014	2013
Total revenues, net of interest expense(1)	$—	$—
Income (loss) from discontinued operations	$(21)	$(27)
Gain (loss) on sale	—	—
(Benefit) provision for income taxes	(7)	(10)
Income (loss) from discontinued operations, net of taxes	$(14)	$(17)
(1)Total revenues include gain or loss on sale, if applicable.

Cash flows from Discontinued operations related to Egg were not material for all periods presented.

Combined Results for Discontinued Operations
The following is summarized financial information for Credicard, CCA, Egg and previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three Months Ended March 31,
In millions of dollars	2014	2013
Total revenues, net of interest expense(1)	$69	$322
Income (loss) from discontinued operations	$40	$(103)
Gain (loss) on sale	—	56
Provision (benefit) for income taxes	3	(14)
Income (loss) from discontinued operations, net of taxes	$37	$(33)
(1)Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

	Three Months Ended March 31,
In millions of dollars	2014	2013
Cash flows used in operating activities	$—	$(162)
Cash flows from investing activities	—	119
Cash flows from financing activities	—	41
Net cash provided by discontinued operations	$—	$(2)

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
The Company’s ICG segment is composed of Banking and Markets and Securities Services and provides corporate, institutional, public sector and high-net-worth clients in approximately 100 countries with a broad range of banking and financial products and services.
Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications (eliminations), the results of discontinued operations and unallocated taxes.
The Citi Holdings segment is composed of businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses.

The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K.
The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period’s presentation. Effective January 1, 2014, certain business activities within the former Securities and Banking and Transaction Services were realigned and aggregated as Banking and Markets and Securities Services within ICG. This change was due to the realignment of the management structure within the ICG segment and did not impact any total segment-level information. In addition, during the first quarter of 2014, reclassifications were made related to Citi’s re-allocation of certain administrative, operations and technology costs among Citi’s businesses, the allocation of certain costs from the Corporate/Other segment to Citi’s businesses as well as certain immaterial reclassifications between revenues and expenses affecting ICG.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)		Provision (benefit) for income taxes		Income (loss) from continuing operations (2)		Identifiable assets
	Three Months Ended March 31,
In millions of dollars, except identifiable assets in billions	2014	2013	2014	2013	2014	2013	March 31, 2014	December 31, 2013
Global Consumer Banking	$9,293	$9,746	$758	$922	$1,727	$1,825	$398	$405
Institutional Clients Group	9,234	9,591	1,248	1,377	2,965	3,070	1,060	1,045
Corporate/Other	141	6	178	(169)	(458)	(165)	323	313
Total Citicorp	$18,668	$19,343	$2,184	$2,130	$4,234	$4,730	$1,781	$1,763
Citi Holdings	1,456	905	(134)	(560)	(283)	(799)	114	117
Total	$20,124	$20,248	$2,050	$1,570	$3,951	$3,931	$1,895	$1,880

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $8.3 billion and $8.7 billion; in EMEA of $3.1 billion and $3.1 billion; in Latin America of $3.4 billion and $3.5 billion; and in Asia of $3.7 billion and $4.0 billion for the three months ended March 31, 2014 and 2013, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.6 billion and $1.6 billion; in the ICG results of $27 million and $65 million; and in Citi Holdings results of $0.3 billion and $0.7 billion for the three months ended March 31, 2014 and 2013, respectively.

4.     INTEREST REVENUE AND EXPENSE
For the three months ended March 31, 2014 and 2013, respectively, Interest revenue and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2014	2013
Interest revenue
Loan interest, including fees	$11,181	$11,425
Deposits with banks	252	256
Federal funds sold and securities borrowed or purchased under agreements to resell	594	688
Investments, including dividends	1,757	1,802
Trading account assets(1)	1,486	1,630
Other interest	80	159
Total interest revenue	$15,350	$15,960
Interest expense
Deposits(2)	$1,449	$1,676
Federal funds purchased and securities loaned or sold under agreements to repurchase	525	609
Trading account liabilities(1)	41	42
Short-term borrowings	137	163
Long-term debt	1,439	1,840
Total interest expense	$3,591	$4,330
Net interest revenue	$11,759	$11,630
Provision for loan losses	1,793	2,214
Net interest revenue after provision for loan losses	$9,966	$9,416

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	Includes deposit insurance fees and charges of $281 million and $299 million for the three months ended March 31, 2014 and 2013.

5.     COMMISSIONS AND FEES
The primary components of Commissions and fees revenue for the three months ended March 31, 2014 and 2013 were investment banking fees, credit card and bank card fees, trading-related fees and treasury and trade solutions and securities services in ICG.
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

The following table presents Commissions and fees revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2014	2013
Investment banking	$834	$924
Credit cards and bank cards	563	625
Trading-related	651	702
Trade and securities services	453	384
Other Consumer(1)	213	228
Checking-related	136	206
Corporate finance(2)	123	159
Loan servicing	88	137
Other	73	70
Total commissions and fees	$3,134	$3,435

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products, and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activity. Principal transactions include CVA (credit valuation adjustment on derivatives) and DVA (debt valuation adjustments on issued liabilities, for which the fair value option has been elected).
The following table presents principal transactions revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2014	2013
Global Consumer Banking	$195	$210
Institutional Clients Group	2,607	2,473
Corporate/Other	15	(142)
Subtotal Citicorp	$2,817	$2,541
Citi Holdings	71	(37)
Total Citigroup	$2,888	$2,504
Interest rate contracts(1)	$1,390	$1,502
Foreign exchange contracts(2)	548	461
Equity contracts(3)	138	158
Commodity and other contracts(4)	224	119
Credit derivatives(5)	588	264
Total	$2,888	$2,504

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

7. INCENTIVE PLANS

All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K.

Pension and Postretirement Plans
The Company has several noncontributory defined benefit pension plans covering certain U.S. employees and has various defined benefit pension and termination indemnity plans covering employees outside the United States. The U.S. qualified defined benefit plan was frozen effective January 1, 2008 for most employees. Accordingly, no additional compensation-based contributions were credited to the cash balance portion of the plan for existing plan participants after 2007. However, certain employees covered under the prior final pay plan formula continue to accrue benefits. The Company also offers postretirement health care and life insurance benefits to certain eligible U.S. retired employees, as well as to certain eligible employees outside the United States.
The Company also sponsors a number of noncontributory, nonqualified pension plans. These plans, which are unfunded,

provide supplemental defined pension benefits to certain U.S. employees. With the exception of certain employees covered under the prior final pay plan formula, the benefits under these plans were frozen in prior years.
In the second quarter of 2013, the Company changed the method of accounting for its most significant pension and postretirement benefit plans (Significant Plans) such that plan obligations, plan assets and periodic plan expense are remeasured and disclosed quarterly, instead of annually. The Significant Plans capture approximately 80% of the Company’s global pension and postretirement plan obligations as of December 31, 2013. All other plans (All Other Plans) are remeasured annually with a December 31 measurement date. For additional information, see Note 1 to the Consolidated Financial Statements.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States for the periods indicated.

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Qualified plans
Benefits earned during the period	$2	$3	$46	$54	$—	$—	$4	$10
Interest cost on benefit obligation	140	126	96	95	8	9	29	37
Expected return on plan assets	(217)	(214)	(95)	(101)	(1)	(1)	(30)	(31)
Amortization of unrecognized
Prior service (benefit) cost	(1)	(1)	1	1	—	—	(3)	—
Net actuarial (gain) loss	23	31	20	22	(1)	—	9	11
Net qualified plans (benefit) expense	$(53)	$(55)	$68	$71	$6	$8	$9	$27
Nonqualified plans expense	$12	$12	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(41)	$(43)	$68	$71	$6	$8	$9	$27

Funded Status and Accumulated Other Comprehensive Income
The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s Significant Plans.

Net Amount Recognized

	Three Months Ended March 31, 2014
	Pension plans		Postretirement plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of period	$12,829	$7,194	$780	$1,411
Plans measured annually	(692)	(3,473)	—	(357)
Projected benefit obligation at beginning of period - Significant plans	$12,137	$3,721	$780	$1,054
Benefits earned during the period	2	10	—	3
Interest cost on benefit obligation	140	57	8	23
Actuarial (gain) loss	242	64	8	62
Benefits paid, net of participants contributions	(169)	(42)	(15)	(13)
Foreign exchange impact and other	—	(20)	—	(19)
Projected benefit obligation at period end - Significant plans	$12,352	$3,790	$781	$1,110

	Three Months Ended March 31, 2014
	Pension plans		Postretirement plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of period	$12,731	$6,918	$32	$1,472
Plans measured annually	—	(2,589)	—	(11)
Plan assets at fair value at beginning of period - Significant Plans	$12,731	$4,329	$32	$1,461
Actual return on plan assets	266	115	1	22
Company contributions	—	13	10	—
Benefits paid	(170)	(42)	(15)	(13)
Foreign exchange impact and other	—	(17)	—	(19)
Plan assets at fair value at period end - Significant plans	$12,827	$4,398	$28	$1,451
Funded status of the plans at period end (1) - Significant plans	$475	$608	$(753)	$341
Net amount recognized
Benefit asset	$475	$608	$—	$341
Benefit liability	—	—	(753)	—
Net amount recognized on the balance sheet - Significant plans	$475	$608	$(753)	$341
Amounts recognized in Accumulated other comprehensive income (loss)
Prior service benefit (cost)	$6	$29	$1	$168
Net actuarial gain (loss)	(4,082)	(1,159)	121	(502)
Net amount recognized in equity (pretax) - Significant plans	$(4,076)	$(1,130)	$122	$(334)
Accumulated benefit obligation at period end - Significant plans	$12,336	$3,688	N/A	N/A

(1)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of January 1, 2014 and no minimum required funding is expected for 2014.

The following table shows the change in Accumulated other comprehensive income (loss) related to pension and postretirement benefit plans for the periods indicated.

	Three Months Ended	Year Ended
In millions of dollars	March 31, 2014	December 31, 2013
Beginning of period balance, net of tax (1) (2)	$(3,989)	$(5,270)
Cumulative effect of change in accounting policy	—	(22)
Actuarial assumptions changes and plan experience	(376)	2,380
Net asset gain (loss) due to difference between actual and expected returns	95	(1,084)
Net amortizations	45	271
Prior service credit (cost)	—	360
Foreign exchange impact and other	181	74
Change in deferred taxes, net	22	(698)
Change, net of tax	$(33)	$1,281
End of period balance, net of tax (1) (2)	$(4,022)	$(3,989)

(1)    See Note 18 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.
(2)   Includes net-of-tax amounts for certain profit sharing plans outside the United States.

Plan Assumptions
The Company utilizes a number of assumptions to determine plan obligations and expenses. Changes in one or a combination of these assumptions will have an impact on the Company’s pension and postretirement project benefit obligation, funded status and (benefit) expense. Changes in the plans’ funded status resulting from changes in the project benefit obligation and fair value of plan assets will have a corresponding impact on Accumulated other comprehensive income (loss).
The discount rates used in determining the pension and postretirement net (benefit) expense and benefit obligations for the Significant Plans are shown in the following tables:

	Three months ended	Three months ended
During the period(1)	March 31, 2014	December 31, 2013
U.S. plans
Pension	4.75%	4.80%
Postretirement	4.35	4.30
Non-U.S. plans
Pension	4.50 - 8.80	4.50 - 8.90
Weighted average	6.41	6.49
Postretirement	9.40	8.90

(1)
Effective April 1, 2013, the Company changed to a quarterly remeasurement approach for its six largest plans, including the U.S. qualified pension and postretirement plans. For the Significant Plans, the

2013 rates shown above were utilized to calculate the fourth quarter expense in 2013. The 2014 rates shown above were utilized to calculate the first quarter expense for 2014.

At period ended (1)	March 31, 2014	December 31, 2013
U.S. plans
Pension	4.55%	4.75%
Postretirement	4.15	4.35
Non-U.S. plans
Pension	4.40 - 8.50	4.50 - 8.80
Weighted average	6.21	6.41
Postretirement	8.90	9.40

(1)	For the Significant Plans, the 2014 rates shown above are utilized to calculate the March 31, 2014 benefit obligation and will be utilized to calculate the 2014 second quarter expense.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly pension expense of a one-percentage-point change in the discount rate:

	Three Months Ended March 31, 2014
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
U.S. plans	$2	$(7)
Non-U.S. plans	(4)	5

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

Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions during the first quarter of 2014.

The following table summarizes the actual Company contributions for the three months ended March 31, 2014 and 2013, as well as estimated expected Company contributions for the remainder of the year. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

Summary of Company Contributions

	Pension plans				Postretirement benefit plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Company contributions(2) for the three months ended March 31	$11	$10	$43	$98	$10	$14	$3	$170
Company contributions expected for the remainder of the year	$32	$35	$127	$121	$47	$43	$7	$7

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly to participants by the Company.

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citigroup 401(k) Plan sponsored by the Company in the U.S.
Under the Citigroup 401(k) Plan, eligible U.S. employees receive matching contributions of up to 6% of their eligible compensation for 2014 and 2013, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All company contributions are invested according to participants’ individual elections. The pretax expense associated with this plan amounted to approximately $103 million for each of the three-month periods ended March 31, 2014 and 2013, respectively.

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Three Months Ended March 31,
In millions of dollars	2014	2013
Service related expense
Benefits earned during the period	$—	$7
Interest cost on benefit obligation	1	3
Amortization of unrecognized
Prior service cost	(7)	2
Net actuarial loss	3	3
Total service related expense	$(3)	$15
Non-service related expense	$8	$7
Total net expense	$5	$22

9.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three months ended March 31:

	Three Months Ended March 31,
In millions, except shares and per-share amounts	2014	2013
Income from continuing operations before attribution of noncontrolling interests	$3,951	$3,931
Less: Noncontrolling interests from continuing operations	45	90
Net income from continuing operations (for EPS purposes)	$3,906	$3,841
Income (loss) from discontinued operations, net of taxes	37	(33)
Citigroup's net income	$3,943	$3,808
Less: Preferred dividends(1)	124	4
Net income available to common shareholders	$3,819	$3,804
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	62	72
Net income allocated to common shareholders for basic EPS	$3,757	$3,732
Net income allocated to common shareholders for diluted EPS	$3,757	$3,732
Weighted-average common shares outstanding applicable to basic EPS	3,037.4	3,040.1
Effect of dilutive securities
Options(2)	5.6	4.0
Other employee plans	0.3	0.5
Convertible securities(3)	—	0.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,043.3	3,044.7
Basic earnings per share(4)
Income from continuing operations	$1.22	$1.24
Discontinued operations	0.01	(0.01)
Net income	$1.24	$1.23
Diluted earnings per share
Income from continuing operations	$1.22	$1.24
Discontinued operations	0.01	(0.01)
Net income	$1.23	$1.23

(1)	See Note 19 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
During the first quarters of 2014 and 2013, weighted-average options to purchase 0.9 million and 8.2 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $194.37 and $80.84, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively, were not included in the computation of earnings per share in the first quarters of 2014 and 2013 because they were anti-dilutive.

(4)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at March 31, 2014 and December 31, 2013:

In millions of dollars	March 31, 2014	December 31, 2013
Federal funds sold	$—	$20
Securities purchased under agreements to resell	133,110	136,649
Deposits paid for securities borrowed	130,288	120,368
Total	$263,398	$257,037
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2014	December 31, 2013
Federal funds purchased	$1,457	$910
Securities sold under agreements to repurchase	164,749	175,691
Deposits received for securities loaned	24,470	26,911
Total	$190,676	$203,512
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
The resale and repurchase agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities by the non-defaulting party, following a payment or other type of default under the relevant master agreement. Events of default generally include: (i) failure to deliver cash or securities as required under the transaction, (ii) failure to provide or return cash or securities as used for margining purposes, (iii) breach of representation, (iv) cross-default to another transaction entered into among the parties, or, in some cases, their affiliates, and (v) a repudiation of obligations under the agreement. The counterparty that receives the securities in these transactions is generally unrestricted in its use of the securities, with the exception of transactions executed on a tri-party basis.
The majority of the resale and repurchase agreements is recorded at fair value, as described in Note 22 to the Consolidated Financial Statements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
The securities borrowing and lending agreements also represent collateralized financing transactions similar to the resale and repurchase agreements. Collateral typically consists of government and government-agency securities and corporate debt and equity securities.
Similar to the resale and repurchase agreements, securities borrowing and lending agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities by the non-defaulting party, following a payment or other default by the other party under the relevant master agreement. Events of default and rights to use securities under the securities borrowing and lending agreements are similar to the resale and repurchase agreements referenced above.
A majority of securities borrowing and lending agreements is recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 23 to the Consolidated Financial Statements. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.
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

The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of March 31, 2014 and December 31, 2013. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of March 31, 2014
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$190,760	$57,650	$133,110	$102,098	$31,012
Deposits paid for securities borrowed	130,288	—	130,288	29,634	100,654
Total	$321,048	$57,650	$263,398	$131,732	$131,666

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$222,399	$57,650	$164,749	$62,627	$102,122
Deposits received for securities loaned	24,470	—	24,470	5,655	18,815
Total	$246,869	$57,650	$189,219	$68,282	$120,937

	As of December 31, 2013
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$179,894	$43,245	$136,649	$105,226	$31,423
Deposits paid for securities borrowed	120,368	—	120,368	26,728	93,640
Total	$300,262	$43,245	$257,017	$131,954	$125,063

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$218,936	$43,245	$175,691	$80,082	$95,609
Deposits received for securities loaned	26,911	—	26,911	3,833	23,078
Total	$245,847	$43,245	$202,602	$83,915	$118,687

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See table on prior page.

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

11. BROKERAGE RECEIVABLES AND BROKERAGE
PAYABLES

The Company has receivables and payables for financial instruments sold to and purchased from brokers, dealers and customers, which arise in the ordinary course of business. The Company is exposed to risk of loss from the inability of brokers, dealers or customers to pay for purchases or to deliver the financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices. Credit risk is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transaction and replaces the broker, dealer or customer in question.
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
Brokerage receivables and Brokerage payables consisted of the following at March 31, 2014 and December 31, 2013:

In millions of dollars	March 31, 2014	December 31, 2013
Receivables from customers	$7,671	$5,811
Receivables from brokers, dealers, and clearing organizations	24,813	19,863
Total brokerage receivables (1)	$32,484	$25,674
Payables to customers	$37,796	$34,751
Payables to brokers, dealers, and clearing organizations	21,611	18,956
Total brokerage payables (1)	$59,407	$53,707

(1)	Brokerage receivables and payables are accounted for in accordance with ASC 940-320.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities, at fair value, consisted of the following at March 31, 2014 and December 31, 2013:

In millions of dollars	March 31, 2014	December 31, 2013
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$21,384	$23,955
Prime	1,558	1,422
Alt-A	849	721
Subprime	1,070	1,211
Non-U.S. residential	894	723
Commercial	2,582	2,574
Total mortgage-backed securities	$28,337	$30,606
U.S. Treasury and federal agency securities
U.S. Treasury	$18,150	$13,537
Agency obligations	1,985	1,300
Total U.S. Treasury and federal agency securities	$20,135	$14,837
State and municipal securities	$3,090	$3,207
Foreign government securities	77,227	74,856
Corporate	30,880	30,534
Derivatives(2)	47,657	52,821
Equity securities	54,172	61,776
Asset-backed securities(1)	4,703	5,616
Other trading assets(3)	11,979	11,675
Total trading account assets	$278,180	$285,928
Trading account liabilities
Securities sold, not yet purchased	$79,928	$61,508
Derivatives(2)	44,112	47,254
Total trading account liabilities	$124,040	$108,762

(1)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 20 to the Consolidated Financial Statements.

(2)	Presented net, pursuant to enforceable master netting agreements. See Note 21 to the Consolidated Financial Statements for a discussion regarding the accounting and reporting for derivatives.

(3)
Includes investments in unallocated precious metals, as discussed in Note 23 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value.

13.   INVESTMENTS

Overview

In millions of dollars	March 31, 2014	December 31, 2013
Securities available-for-sale (AFS)	$290,937	$286,511
Debt securities held-to-maturity (HTM)(1)	10,600	10,599
Non-marketable equity securities carried at fair value(2)	4,459	4,705
Non-marketable equity securities carried at cost(3)	6,904	7,165
Total investments	$312,900	$308,980

(1)	Recorded at amortized cost less impairment for securities that have credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

The following table presents interest and dividends on investments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
In millions of dollars	2014	2013
Taxable interest	$1,467	$1,510
Interest exempt from U.S. federal income tax	164	172
Dividends	126	120
Total interest and dividends	$1,757	$1,802
The following table presents realized gains and losses on the sale of investments for the three months ended March 31, 2014 and 2013. The gross realized investment losses exclude losses from other-than-temporary impairment (OTTI):

	Three Months Ended March 31,
In millions of dollars	2014	2013
Gross realized investment gains	$292	$494
Gross realized investment losses	(164)	(44)
Net realized gains on sale of investments	$128	$450
The Company has sold various debt securities that were classified as HTM. These sales were in response to a significant deterioration in the creditworthiness of the issuers or securities. In addition, certain securities were reclassified to AFS investments in response to significant credit deterioration and, because the Company intends to sell the securities, Citi recorded OTTI on the securities. The following table sets forth, for the periods indicated, gain (loss) on HTM securities sold, securities reclassified to AFS and OTTI recorded on AFS securities reclassified.

	Three Months Ended March 31,
In millions of dollars	2014	2013
Carrying value of HTM securities sold	$—	$167
Net realized gain (loss) on sale of HTM securities	—	(10)
Carrying value of securities reclassified to AFS	52	602
OTTI losses on securities reclassified to AFS	(8)	(94)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014				December 31, 2013
In millions of dollars	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value
Debt securities AFS
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$42,028	$486	$712	$41,802	$42,494	$391	$888	$41,997
Prime	16	—	—	16	33	2	3	32
Alt-A	43	—	—	43	84	10	—	94
Subprime	12	—	—	12	12	—	—	12
Non-U.S. residential	9,659	96	5	9,750	9,976	95	4	10,067
Commercial	472	6	5	473	455	6	8	453
Total mortgage-backed securities	$52,230	$588	$722	$52,096	$53,054	$504	$903	$52,655
U.S. Treasury and federal agency securities
U.S. Treasury	$82,824	$368	$178	$83,014	$68,891	$476	$147	$69,220
Agency obligations	14,409	102	31	14,480	18,320	123	67	18,376
Total U.S. Treasury and federal agency securities	$97,233	$470	$209	$97,494	$87,211	$599	$214	$87,596
State and municipal(3)	$20,700	$224	$1,809	$19,115	$20,761	$184	$2,005	$18,940
Foreign government	90,365	463	391	90,437	96,608	403	540	96,471
Corporate	10,960	218	96	11,082	11,039	210	119	11,130
Asset-backed securities(2)	15,158	53	104	15,107	15,352	42	120	15,274
Other debt securities	710	—	—	710	710	1	—	711
Total debt securities AFS	$287,356	$2,016	$3,331	$286,041	$284,735	$1,943	$3,901	$282,777
Marketable equity securities AFS	$4,942	$103	$149	$4,896	$3,832	$85	$183	$3,734
Total securities AFS	$292,298	$2,119	$3,480	$290,937	$288,567	$2,028	$4,084	$286,511

(1)
Gross unrealized gains and losses, as presented, do not include the impact of minority investments and the related allocations and pick-up of unrealized gains and losses of AFS securities. These amounts totaled $6 million and $36 million of unrealized gains as of March 31, 2014 and December 31, 2013, respectively.

(2)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 20 to the Consolidated Financial Statements.

(3)
The unrealized losses on state and municipal debt securities are primarily attributable to the effects of fair value hedge accounting.  Specifically, Citi hedges the LIBOR-benchmark interest rate component of certain fixed-rate tax-exempt state and municipal debt securities utilizing LIBOR-based interest rate swaps.  During the hedge period, losses incurred on the LIBOR-hedging swaps recorded in earnings were substantially offset by gains on the state and municipal debt securities attributable to changes in the LIBOR swap rate being hedged.  However, because the LIBOR swap rate decreased significantly during the hedge period while the overall fair value of the municipal debt securities was relatively unchanged, the effect of reclassifying fair value gains on these securities from Accumulated other comprehensive income (AOCI) to earnings, attributable solely to changes in the LIBOR swap rate, resulted in net unrealized losses remaining in AOCI that relate to the unhedged components of these securities.

As discussed in more detail below, the Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. Any credit-related impairment related to debt securities that the Company does not plan to sell and is not likely to be required to sell is recognized in the Consolidated Statement of Income, with the non-credit-related impairment recognized in AOCI. For other debt securities with OTTI, the entire impairment is recognized in the Consolidated Statement of Income.

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of March 31, 2014 and December 31, 2013:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2014
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$15,717	$379	$6,433	$333	$22,150	$712
Prime	2	—	3	—	5	—
Alt-A	11	—	—	—	11	—
Non-U.S. residential	1,467	4	13	1	1,480	5
Commercial	161	2	47	3	208	5
Total mortgage-backed securities	$17,358	$385	$6,496	$337	$23,854	$722
U.S. Treasury and federal agency securities
U.S. Treasury	$34,874	$175	$100	$3	$34,974	$178
Agency obligations	5,020	30	17	1	5,037	31
Total U.S. Treasury and federal agency securities	$39,894	$205	$117	$4	$40,011	$209
State and municipal	$602	$29	$11,703	$1,780	$12,305	$1,809
Foreign government	32,249	343	4,032	48	36,281	391
Corporate	3,504	83	579	13	4,083	96
Asset-backed securities	5,915	42	1,974	62	7,889	104
Other debt securities	49	—	—	—	49	—
Marketable equity securities AFS	1,342	77	806	72	2,148	149
Total securities AFS	$100,913	$1,164	$25,707	$2,316	$126,620	$3,480
December 31, 2013
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$19,377	$533	$5,643	$355	$25,020	$888
Prime	85	3	3	—	88	3
Non-U.S. residential	2,103	4	5	—	2,108	4
Commercial	206	6	28	2	234	8
Total mortgage-backed securities	$21,771	$546	$5,679	$357	$27,450	$903
U.S. Treasury and federal agency securities
U.S. Treasury	$34,780	$133	$268	$14	$35,048	$147
Agency obligations	6,692	66	101	1	6,793	67
Total U.S. Treasury and federal agency securities	$41,472	$199	$369	$15	$41,841	$214
State and municipal	$595	$29	$11,447	$1,976	$12,042	$2,005
Foreign government	35,783	477	5,778	63	41,561	540
Corporate	4,565	108	387	11	4,952	119
Asset-backed securities	11,207	57	1,931	63	13,138	120
Marketable equity securities AFS	1,271	92	806	91	2,077	183
Total securities AFS	$116,664	$1,508	$26,397	$2,576	$143,061	$4,084

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$84	$84	$87	$87
After 1 but within 5 years	302	308	346	354
After 5 but within 10 years	2,875	2,927	2,898	2,932
After 10 years(2)	48,969	48,777	49,723	49,282
Total	$52,230	$52,096	$53,054	$52,655
U.S. Treasury and federal agency securities
Due within 1 year	$17,703	$17,773	$15,789	$15,853
After 1 but within 5 years	75,394	75,521	66,232	66,457
After 5 but within 10 years	855	855	2,129	2,185
After 10 years(2)	3,281	3,345	3,061	3,101
Total	$97,233	$97,494	$87,211	$87,596
State and municipal
Due within 1 year	$137	$139	$576	$581
After 1 but within 5 years	3,912	3,924	3,731	3,735
After 5 but within 10 years	441	484	439	482
After 10 years(2)	16,210	14,568	16,015	14,142
Total	$20,700	$19,115	$20,761	$18,940
Foreign government
Due within 1 year	$34,276	$34,299	$37,005	$36,959
After 1 but within 5 years	46,176	46,141	51,344	51,304
After 5 but within 10 years	8,585	8,596	7,314	7,216
After 10 years(2)	1,328	1,401	945	992
Total	$90,365	$90,437	$96,608	$96,471
All other(3)
Due within 1 year	$2,849	$2,807	$2,786	$2,733
After 1 but within 5 years	11,083	11,176	10,934	11,020
After 5 but within 10 years	5,534	5,582	5,632	5,641
After 10 years(2)	7,362	7,334	7,749	7,721
Total	$26,828	$26,899	$27,101	$27,115
Total debt securities AFS	$287,356	$286,041	$284,735	$282,777

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM at March 31, 2014 and December 31, 2013 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized losses recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$70	$15	$55	$6	$2	$59
Alt-A	1,298	270	1,028	487	257	1,258
Subprime	2	—	2	1	—	3
Non-U.S. residential	1,329	198	1,131	63	18	1,176
Commercial	10	—	10	1	—	11
Total mortgage-backed securities	$2,709	$483	$2,226	$558	$277	$2,507
State and municipal	$1,496	$59	$1,437	$67	$57	$1,447
Foreign government	5,623	—	5,623	77	—	5,700
Corporate	818	72	746	122	—	868
Asset-backed securities(3)	591	23	568	16	10	574
Total debt securities held-to-maturity	$11,237	$637	$10,600	$840	$344	$11,096
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$72	$16	$56	$5	$2	$59
Alt-A	1,379	287	1,092	449	263	1,278
Subprime	2	—	2	1	—	3
Non-U.S. residential	1,372	206	1,166	60	20	1,206
Commercial	10	—	10	1	—	11
Total mortgage-backed securities	$2,835	$509	$2,326	$516	$285	$2,557
State and municipal	$1,394	$62	$1,332	$50	$70	$1,312
Foreign government	5,628	—	5,628	70	10	5,688
Corporate	818	78	740	111	—	851
Asset-backed securities(3)	599	26	573	22	10	585
Total debt securities held-to-maturity	$11,274	$675	$10,599	$769	$375	$10,993

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

(2)
HTM securities are carried on the Consolidated Balance Sheet at amortized cost, plus or minus any unamortized unrealized gains and losses recognized in AOCI prior to reclassifying the securities from AFS to HTM. The changes in the values of these securities are not reported in the financial statements, except for other-than-temporary impairments. For HTM securities, the credit loss component of the impairment is recognized in earnings, while the remainder of the difference between amortized cost and fair value is recognized in AOCI.

(3)
The Company invests in mortgage-backed and asset-backed securities. These securitizations are generally considered VIEs. The Company’s maximum exposure to loss from these VIEs is equal to the carrying amount of the securities, which is reflected in the table above. For mortgage-backed and asset-backed securitizations in which the Company has other involvement, see Note 20 to the Consolidated Financial Statements.

The Company has the positive intent and ability to hold these securities to maturity absent any unforeseen further significant changes in circumstances, including deterioration in credit or with regard to regulatory capital requirements.
The net unrealized losses classified in AOCI relate to debt securities previously reclassified from AFS investments to HTM investments. Additionally, for HTM securities that have suffered credit impairment, declines in fair value for reasons other than credit losses are recorded in AOCI, while credit-

related impairment is recognized in earnings. The AOCI balance for HTM securities is amortized over the remaining life of the related securities as an adjustment of yield in a manner consistent with the accretion of discount on the same debt securities. This will have no impact on the Company’s net income because the amortization of the unrealized holding loss reported in equity will offset the effect on interest income of the accretion of the discount on these securities.

The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position as of March 31, 2014 and December 31, 2013:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$295	$277	$295	$277
State and municipal	38	3	453	54	491	57
Foreign government	—	—	—	—	—	—
Asset-backed securities	—	—	294	10	294	10
Total debt securities held-to-maturity	$38	$3	$1,042	$341	$1,080	$344
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$358	$285	$358	$285
State and municipal	235	20	302	50	537	70
Foreign government	920	10	—	—	920	10
Asset-backed securities	98	6	198	4	296	10
Total debt securities held-to-maturity	$1,253	$36	$858	$339	$2,111	$375

Excluded from the gross unrecognized losses presented in the above table are the $637 million and $675 million of gross unrealized losses recorded in AOCI as of March 31, 2014 and December 31, 2013, respectively, mainly related to the HTM securities that were previously reclassified from AFS investments. Virtually all of these unrecognized losses relate to securities that have been in a loss position for 12 months or longer at March 31, 2014 and December 31, 2013.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	10	11	10	11
After 10 years(1)	2,216	2,496	2,316	2,546
Total	$2,226	$2,507	$2,326	$2,557
State and municipal
Due within 1 year	$3	$3	$8	$9
After 1 but within 5 years	14	15	17	17
After 5 but within 10 years	83	88	69	72
After 10 years(1)	1,337	1,341	1,238	1,214
Total	$1,437	$1,447	$1,332	$1,312
Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	5,623	5,700	5,628	5,688
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$5,623	$5,700	$5,628	$5,688
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	747	868	740	851
After 5 but within 10 years	—	—	—	—
After 10 years(1)	567	574	573	585
Total	$1,314	$1,442	$1,313	$1,436
Total debt securities held-to-maturity	$10,600	$11,096	$10,599	$10,993

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.
Evaluating Investments for Other-Than-Temporary Impairment

Overview
The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.
An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM securities generally are not recorded, as these investments are carried at amortized cost. However, for HTM securities with credit-related losses, the credit loss component of the difference to adjust the security to fair value is recognized in earnings, while the remainder is recognized in AOCI. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium, less any impairment recognized in earnings.
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
For debt securities, a critical component of the evaluation for OTTI is the identification of credit impaired securities, where management does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. For securities purchased and classified as AFS with the expectation of receiving full principal and interest cash flows as of the date of purchase, this analysis considers the likelihood and the timing of receiving all contractual principal and interest.

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
Management assesses equity method investments with fair value less than carrying value for OTTI. Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 22 to the Consolidated Financial Statements).
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

The sections below describe the Company’s process for identifying credit-related impairments in its security types with the most significant unrealized losses as of March 31, 2014.

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
Management develops specific assumptions using as much market data as possible and includes internal estimates, as well as estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (i) 10% of current loans, (ii) 25% of 30-59 day delinquent loans, (iii) 70% of 60-90 day delinquent loans and (iv) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions contemplate the actual collateral attributes, including geographic concentrations, rating actions and current market prices.
Cash flow projections are developed using different stress test scenarios. Management evaluates the results of those stress tests (including the severity of any cash shortfall indicated and the likelihood of the stress scenarios actually occurring based on the underlying pool’s characteristics and performance) to assess whether management expects to recover the amortized cost basis of the security. If cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings.

State and municipal securities
The process for identifying credit impairments in Citigroup’s AFS state and municipal bonds is primarily based on a credit analysis that incorporates third-party credit ratings.  Citigroup monitors the bond issuers and any insurers providing default protection in the form of financial guarantee insurance.  The average external credit rating, ignoring any insurance, is Aa3/AA-.  In the event of an external rating downgrade or other indicator of credit impairment (i.e., based on instrument-specific estimates of cash flows or probability of issuer default), the subject bond is specifically reviewed for adverse changes in the amount or timing of expected contractual principal and interest.
For AFS state and municipal bonds with unrealized losses that Citigroup plans to sell, would likely be required to sell or will be subject to an issuer call deemed probable of exercise prior to the expected recovery of its amortized cost basis, the full impairment is recognized in earnings.

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the three months ended March 31, 2014:

OTTI on Investments and Other Assets	Three Months Ended March 31, 2014
In millions of dollars	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period ended March 31, 2014	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	201	—	—	201
Total impairment losses recognized in earnings	$201	$—	$—	$201

(1)	Includes OTTI on non-marketable equity securities.

The following table presents the total OTTI recognized in earnings for the three months ended March 31, 2013:

OTTI on Investments and Other Assets	Three Months Ended March 31, 2013
In millions of dollars	AFS(1)	HTM	Other Assets (2)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period ended March 31, 2013	$2	$22	$—	$24
Less: portion of impairment loss recognized in AOCI (before taxes)	—	11	—	11
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$11	$—	$13
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery(2)	143	—	105	248
Total impairment losses recognized in earnings	$145	$11	$105	$261

(1)	Includes OTTI on non-marketable equity securities.

(2)
The first quarter of 2013 included the recognition of a $105 million impairment charge related to the carrying value of Citi’s then-remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB), which was offset by the equity pickup from MSSB in the quarter which was recorded in Other Revenue.

The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of March 31, 2014 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Dec. 31, 2013 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Mar. 31, 2014 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	—	171
Corporate	113	—	—	—	113
All other debt securities	144	—	—	—	144
Total OTTI credit losses recognized for AFS debt securities	$723	$—	$—	$—	$723
HTM debt securities
Mortgage-backed securities(1)	$678	$—	$—	$(13)	$665
Corporate	56	—	—	—	56
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$867	$—	$—	$(13)	$854
(1) Primarily consists of Alt-A securities.

The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of March 31, 2013 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Dec. 31, 2012 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Mar. 31, 2013 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	169	—	—	—	169
Corporate	116	—	—	—	116
All other debt securities	137	2	—	—	139
Total OTTI credit losses recognized for AFS debt securities	$717	$2	$—	$—	$719
HTM debt securities
Mortgage-backed securities(1)	$869	$10	$1	$(34)	$846
Corporate	56	—	—	—	56
All other debt securities	135	—	—	—	135
Total OTTI credit losses recognized for HTM debt securities	$1,060	$10	$1	$(34)	$1,037
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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Hedge funds	$425	$751	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	733	794	163	170	—	—
Real estate funds (2)(3)	206	294	24	36	—	—
Total(4)(5)	$1,364	$1,839	$187	$206	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

(2)
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

(4)
Included in the total fair value of investments above are $1.1 billion and $1.6 billion of fund assets that are valued using NAVs provided by third-party asset managers as of March 31, 2014 and December 31, 2013, respectively.

(5)
Excluded from the total fair value of investments above are $64 million of fund assets that are considered probable to be sold at a price other than the NAV. Therefore, the fair values of these investments have been estimated using recent transaction information rather than the NAV per share as of March 31, 2014.

14.   LOANS
Citigroup loans are reported in two categories—Consumer and Corporate. These categories are classified primarily according to the segment and subsegment that manage the loans.
Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and in Citi Holdings. The following table provides information by loan type for the periods indicated:

In millions of dollars	March 31, 2014	December 31, 2013
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$106,904	$108,453
Installment, revolving credit, and other	12,951	13,398
Cards	107,947	115,651
Commercial and industrial	6,884	6,592
	$234,686	$244,094
In offices outside the U.S.
Mortgage and real estate(1)	$56,118	$55,511
Installment, revolving credit, and other	33,409	33,182
Cards	35,683	36,740
Commercial and industrial	24,575	24,107
Lease financing	736	769
	$150,521	$150,309
Total Consumer loans	$385,207	$394,403
Net unearned income	(546)	(572)
Consumer loans, net of unearned income	$384,661	$393,831

(1)	Loans secured primarily by real estate.

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
During the three months ended March 31, 2014 and 2013, the Company sold and/or reclassified to held-for-sale $0.4 billion and $3.7 billion, respectively, of Consumer loans. The Company did not have significant purchases of Consumer loans during the three months ended March 31, 2014 and 2013.

Delinquency Status
Delinquency status is monitored and considered a key indicator of credit quality of Consumer loans. Substantially all of the U.S. residential first mortgage loans use the Mortgage Banking Association (MBA) method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan’s next due date. All other loans use the Office of Thrift Supervision (OTS) method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the close of business on the loan’s next due date.
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

The following tables provide details on Citigroup’s Consumer loan delinquency and non-accrual loans as of March 31, 2014 and December 31, 2013:
Consumer Loan Delinquency and Non-Accrual Details at March 31, 2014

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$66,901	$1,711	$1,905	$4,786	$75,303	$3,325	$3,704
Home equity loans(5)	29,811	361	566	—	30,738	1,408	—
Credit cards	106,556	1,328	1,340	—	109,224	—	1,340
Installment and other	12,056	185	239	—	12,480	243	4
Commercial market loans	8,683	19	20	—	8,722	98	9
Total	$224,007	$3,604	$4,070	$4,786	$236,467	$5,074	$5,057
In offices outside North America
Residential first mortgages	$46,712	$394	$318	$—	$47,424	$583	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	33,728	795	655	—	35,178	414	430
Installment and other	30,709	414	164	—	31,287	242	—
Commercial market loans	33,495	105	361	—	33,961	621	—
Total	$144,644	$1,708	$1,498	$—	$147,850	$1,860	$430
Total GCB and Citi Holdings	$368,651	$5,312	$5,568	$4,786	$384,317	$6,934	$5,487
Other	319	10	15	—	344	39	—
Total Citigroup	$368,970	$5,322	$5,583	$4,786	$384,661	$6,973	$5,487

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $0.9 billion of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.0 billion and 90 days past due of $3.7 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2013

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$66,666	$2,040	$1,925	$5,271	$75,902	$3,369	$3,997
Home equity loans(5)	30,603	434	605	—	31,642	1,452	—
Credit cards	113,878	1,495	1,456	—	116,829	—	1,456
Installment and other	12,609	225	243	—	13,077	247	7
Commercial market loans	8,630	26	28	—	8,684	112	7
Total	$232,386	$4,220	$4,257	$5,271	$246,134	$5,180	$5,467
In offices outside North America
Residential first mortgages	$46,067	$435	$332	$—	$46,834	$584	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	34,733	780	641	—	36,154	402	413
Installment and other	30,138	398	158	—	30,694	230	—
Commercial market loans	33,242	111	295	—	33,648	610	—
Total	$144,180	$1,724	$1,426	$—	$147,330	$1,826	$413
Total GCB and Citi Holdings	$376,566	$5,944	$5,683	$5,271	$393,464	$7,006	$5,880
Other	338	13	16	—	367	43	—
Total Citigroup	$376,904	$5,957	$5,699	$5,271	$393,831	$7,049	$5,880

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $0.9 billion of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.2 billion and 90 days past due of $4.1 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following table provides details on the FICO scores attributable to Citi’s U.S. Consumer loan portfolio as of March 31, 2014 and December 31, 2013 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

FICO score distribution in U.S. portfolio(1)(2)	March 31, 2014
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$11,858	$6,362	$45,872
Home equity loans	3,917	2,721	22,510
Credit cards	8,089	10,356	87,392
Installment and other	3,868	2,331	5,029
Total	$27,732	$21,770	$160,803

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$11,860	$6,426	$46,207
Home equity loans	4,093	2,779	23,152
Credit cards	8,125	10,693	94,437
Installment and other	3,900	2,399	5,186
Total	$27,978	$22,297	$168,982

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value (LTV) Ratios
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios attributable to Citi’s U.S. Consumer mortgage portfolios as of March 31, 2014 and December 31, 2013. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

LTV distribution in U.S. portfolio(1)(2)	March 31, 2014
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,935	$14,938	$3,390
Home equity loans	13,886	8,643	6,493
Total	$59,821	$23,581	$9,883

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,809	$13,458	$5,269
Home equity loans	14,216	8,685	6,935
Total	$60,025	$22,143	$12,204

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
Impaired loans are those loans that Citigroup believes it is probable all amounts due according to the original contractual terms of the loan will not be collected. Impaired Consumer loans include non-accrual commercial market loans, as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and where Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired Consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis. In addition, impaired Consumer loans exclude substantially all loans modified pursuant to Citi’s short-term modification programs (i.e., for periods of 12 months or less) that were modified prior to January 1, 2011.
As a result of OCC guidance issued in the third quarter of 2012, mortgage loans to borrowers that have gone through Chapter 7 bankruptcy are classified as troubled debt restructurings (TDRs). These TDRs, other than FHA-insured loans, are written down to collateral value less cost to sell. FHA-insured loans are reserved based on a discounted cash flow model (see Note 1 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K).
The following tables present information about total impaired Consumer loans at and for the periods ended March 31, 2014 and December 31, 2013, respectively, and for the three months ended March 31, 2014 and March 31, 2013 for interest income recognized on impaired Consumer loans:

					Three Months Ended March 31,
	Balance at March 31, 2014				2014	2013
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$16,803	$17,816	$2,263	$17,000	$184	$217
Home equity loans	2,127	2,777	468	2,134	19	21
Credit cards	3,112	3,154	1,090	3,429	51	65
Installment and other
Individual installment and other	996	1,014	511	1,069	34	49
Commercial market loans	378	582	189	388	11	4
Total(7)	$23,416	$25,343	$4,521	$24,020	$299	$356

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$2,182 million of residential first mortgages, $594 million of home equity loans and $81 million of commercial market loans do not have a specific allowance.
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
(7) Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $23.0 billion at March 31, 2014. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $23.7 billion at March 31, 2014.

	Balance at December 31, 2013
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$16,801	$17,788	$2,309	$17,616
Home equity loans	2,141	2,806	427	2,116
Credit cards	3,339	3,385	1,178	3,720
Installment and other
Individual installment and other	1,114	1,143	536	1,094
Commercial market loans	398	605	183	404
Total(5)	$23,793	$25,727	$4,633	$24,950

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$2,169 million of residential first mortgages, $568 million of home equity loans and $111 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for last four quarters and does not include related specific allowance.
(5) Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous Consumer loans whose terms were modified due to the borrowers’ financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance Consumer loans modified since January 1, 2008 amounted to $23.4 billion at December 31, 2013. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $24.0 billion at December 31, 2013.
Consumer Troubled Debt Restructurings
The following tables present Consumer TDRs occurring during the three months ended March 31, 2014 and 2013:

	At and for the three months ended March 31, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	9,311	$1,246	$5	$—	$60	1%
Home equity loans	3,122	87	—	—	29	1
Credit cards	42,976	224	—	—	—	15
Installment and other revolving	13,612	98	—	—	—	7
Commercial markets(6)	38	13	—	—	—	—
Total	69,059	$1,668	$5	$—	$89
International
Residential first mortgages	1,042	$49	$—	$—	$1	1%
Home equity loans	3	—	—	—	—	—
Credit cards	31,872	132	—	—	4	16
Installment and other revolving	13,862	99	—	—	2	7
Commercial markets(6)	96	93	—	—	—	—
Total	46,875	$373	$—	$—	$7

	At and for the three months ended March 31, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	5,828	$774	$7	$3	$—	2%
Home equity loans	2,688	109	2	—	—	4
Credit cards	81,353	412	—	—	—	17
Installment and other revolving	19,977	147	—	—	—	6
Commercial markets(6)	57	14	—	—	—	—
Total	109,903	$1,456	$9	$3	$—
International
Residential first mortgages	1,002	$41	$—	$—	$1	1%
Home equity loans	2	—	—	—	—	—
Credit cards	37,629	128	—	—	7	15
Installment and other revolving	16,663	84	—	—	2	8
Commercial markets(6)	86	10	—	—	—	—
Total	55,382	$263	$—	$—	$10

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America include $91 million of residential first mortgages and $22 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2014. These amounts include $57 million of residential first mortgages and $19 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the three months ended March 31, 2014, as described above.

(3)
Represents portion of contractual loan principal that is non-interest bearing but still due from the borrower. Such deferred principal is charged off at the time of permanent modification to the extent that the related loan balance exceeds the underlying collateral value.

(4)	Represents portion of contractual loan principal that is non-interest bearing and, depending upon borrower performance, eligible for forgiveness.

(5)	Represents portion of contractual loan principal that was forgiven at the time of permanent modification.
(6) Commercial markets loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.
(7) Post-modification balances in North America include $123 million of residential first mortgages and $20 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2013. These amounts include $97 million of residential first mortgages and $16 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the three months ended March 31, 2013, as described above.

The following table presents Consumer TDRs that defaulted during the three months ended March 31, 2014 and 2013, for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

In millions of dollars	Three Months Ended March 31,
	2014	2013
North America
Residential first mortgages	$389	$359
Home equity loans	56	30
Credit cards	65	196
Installment and other revolving	25	34
Commercial markets	6	—
Total	$541	$619
International
Residential first mortgages	$17	$17
Home equity loans	—	—
Credit cards	52	58
Installment and other revolving	29	29
Commercial markets	5	2
Total	$103	$106

Corporate Loans
Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or, to a much lesser extent, in Citi Holdings. The following table presents information by Corporate loan type as of March 31, 2014 and December 31, 2013:

In millions of dollars	March 31, 2014	December 31, 2013
Corporate
In U.S. offices
Commercial and industrial	$36,120	$32,704
Financial institutions	27,888	25,102
Mortgage and real estate(1)	29,888	29,425
Installment, revolving credit and other	34,219	34,434
Lease financing	1,662	1,647
	$129,777	$123,312
In offices outside the U.S.
Commercial and industrial	$83,134	$82,663
Financial institutions	39,543	38,372
Mortgage and real estate(1)	6,301	6,274
Installment, revolving credit and other	18,655	18,714
Lease financing	454	527
Governments and official institutions	2,256	2,341
	$150,343	$148,891
Total Corporate loans	$280,120	$272,203
Net unearned income	(560)	(562)
Corporate loans, net of unearned income	$279,560	$271,641

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified (to held-for-sale) $1.1 billion and $1.0 billion of Corporate loans for the three months ended March 31, 2014 and 2013, respectively. The Company did not have significant purchases of Corporate loans classified as held-for-investment for the three months ended March 31, 2014 or 2013.
Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired Corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While Corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by Corporate loan type as of March 31, 2014 and December 31, 2013.

Corporate Loan Delinquency and Non-Accrual Details at March 31, 2014

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$131	$1	$132	$706	$116,147	$116,985
Financial institutions	8	—	8	337	65,057	65,402
Mortgage and real estate	135	192	327	321	35,416	36,064
Leases	1	—	1	189	1,926	2,116
Other	53	2	55	67	54,075	54,197
Loans at fair value						4,796
Total	$328	$195	$523	$1,620	$272,621	$279,560

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2013

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$72	$5	$77	$769	$112,985	$113,831
Financial institutions	—	—	—	365	61,704	62,069
Mortgage and real estate	183	175	358	515	34,027	34,900
Leases	9	1	10	189	1,975	2,174
Other	47	2	49	70	54,476	54,595
Loans at fair value						4,072
Total	$311	$183	$494	$1,908	$265,167	$271,641

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Citi generally does not manage Corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

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

Corporate Loans Credit Quality Indicators at March 31, 2014 and December 31, 2013

	Recorded investment in loans(1)
In millions of dollars	March 31, 2014	December 31, 2013
Investment grade(2)
Commercial and industrial	$81,869	$79,360
Financial institutions	51,147	49,699
Mortgage and real estate	14,678	13,178
Leases	1,560	1,600
Other	50,626	51,370
Total investment grade	$199,880	$195,207
Non-investment grade(2)
Accrual
Commercial and industrial	$34,410	$33,702
Financial institutions	13,918	12,005
Mortgage and real estate	3,830	4,205
Leases	367	385
Other	3,504	3,155
Non-accrual
Commercial and industrial	706	769
Financial institutions	337	365
Mortgage and real estate	321	515
Leases	189	189
Other	67	70
Total non-investment grade	$57,649	$55,360
Private Banking loans managed on a delinquency basis (2)	$17,235	$17,002
Loans at fair value	4,796	4,072
Corporate loans, net of unearned income	$279,560	$271,641

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

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

The following tables present non-accrual loan information by Corporate loan type at March 31, 2014 and December 31, 2013 respectively, and interest income recognized on non-accrual Corporate loans for the three month periods ended March 31, 2014 and 2013, respectively:
Non-Accrual Corporate Loans

	At and for the three months ended March 31, 2014
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual Corporate loans
Commercial and industrial	$706	$1,092	$84	$851	$5
Financial institutions	337	345	1	350	4
Mortgage and real estate	321	387	23	508	1
Lease financing	189	190	131	189	—
Other	67	279	19	65	—
Total non-accrual Corporate loans	$1,620	$2,293	$258	$1,963	$10

	Balance at December 31, 2013
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual Corporate loans
Commercial and industrial	$769	$1,074	$79	$967
Financial institutions	365	382	3	378
Mortgage and real estate	515	651	35	585
Lease financing	189	190	131	189
Other	70	216	20	64
Total non-accrual Corporate loans	$1,908	$2,513	$268	$2,183

	March 31, 2014		December 31, 2013
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$216	$84	$401	$79
Financial institutions	7	1	24	3
Mortgage and real estate	70	23	253	35
Lease financing	187	131	186	131
Other	60	19	61	20
Total non-accrual Corporate loans with specific allowance	$540	$258	$925	$268
Non-accrual Corporate loans without specific allowance
Commercial and industrial	$491		$368
Financial institutions	329		341
Mortgage and real estate	251		262
Lease financing	2		3
Other	7		9
Total non-accrual Corporate loans without specific allowance	$1,080	N/A	$983	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three months ended March 31, 2013 was $8 million.
N/A Not Applicable

Corporate Troubled Debt Restructurings
The following table presents TDR activity at and for the three months ended March 31, 2014.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$40	$23	$17	$—	$—	$—
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	4	4	—	—	—	—
Other	—	—	—	—	—	—
Total	$44	$27	$17	$—	$—	$—

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)	Balances reflect charge-offs and reserves recorded during the three months ended March 31, 2014 on loans subject to a TDR during the period then ended.

The following table presents TDR activity at and for the three months ended March 31, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$47	$41	$—	$6	$—	$—
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	14	—	14	—	—	—
Other	4	—	—	4	—	—
Total	$65	$41	$14	$10	$—	$—

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)	Balances reflect charge-offs and reserves recorded during the three months ended March 31, 2013 on loans subject to a TDR during the period then ended.
The following table presents total Corporate loans modified in a TDR at March 31, 2014 and 2013, as well as those TDRs that defaulted during the three months ended March 31, 2014 and 2013, and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	TDR balances at	TDR loans in payment default during the three months ended	TDR balances at	TDR loans in payment default during the three months ended
In millions of dollars	March 31, 2014	March 31, 2014	March 31, 2013	March 31, 2013
Commercial and industrial	$182	$—	$311	$15
Loans to financial institutions	—	—	17	—
Mortgage and real estate	147	—	136	—
Other	410	—	437	—
Total	$739	$—	$901	$15

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2014	2013
Allowance for loan losses at beginning of period	$19,648	$25,455
Gross credit losses	(2,983)	(3,444)
Gross recoveries	544	566
Net credit losses (NCLs)	$(2,439)	$(2,878)
NCLs	$2,439	$2,878
Net reserve builds (releases)	(560)	(306)
Net specific reserve builds (releases)	(86)	(358)
Total provision for credit losses	$1,793	$2,214
Other, net (1)	(79)	(1,064)
Allowance for loan losses at end of period	$18,923	$23,727
Allowance for credit losses on unfunded lending commitments at beginning of period (2)	$1,229	$1,119
Provision for unfunded lending commitments	(27)	14
Other, net	—	(1)
Allowance for credit losses on unfunded lending commitments at end of period (2)	$1,202	$1,132
Total allowance for loans, leases, and unfunded lending commitments	$20,125	$24,859

(1)
The three months ended March 31, 2014 includes reductions of approximately $79 million related to the sale or transfer to held-for-sale of various loan portfolios. The three months ended March 31, 2013 includes reductions of approximately $855 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios and a reduction of approximately $165 million related to a transfer to held-for-sale of a loan portfolio in Greece.

(2)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	March 31, 2014			March 31, 2013
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,584	$17,064	$19,648	$2,776	$22,679	$25,455
Charge-offs	(174)	(2,809)	(2,983)	(60)	(3,384)	(3,444)
Recoveries	29	515	544	15	551	566
Replenishment of net charge-offs	145	2,294	2,439	45	2,833	2,878
Net reserve releases	(101)	(459)	(560)	(31)	(275)	(306)
Net specific reserve builds (releases)	(10)	(76)	(86)	42	(400)	(358)
Other	(1)	(78)	(79)	(8)	(1,056)	(1,064)
Ending balance	$2,472	$16,451	$18,923	$2,779	$20,948	$23,727

	March 31, 2014			December 31, 2013
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,129	$11,903	$14,032	$2,232	$12,402	$14,634
Determined in accordance with ASC 310-10-35	258	4,521	4,779	268	4,633	4,901
Determined in accordance with ASC 310-30	85	27	112	84	29	113
Total allowance for loan losses	$2,472	$16,451	$18,923	$2,584	$17,064	$19,648
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$272,758	$359,735	$632,493	$265,230	$368,449	$633,679
Loans individually evaluated for impairment in accordance with ASC 310-10-35	1,896	23,416	25,312	2,222	23,793	26,015
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	110	577	687	117	632	749
Loans held at fair value	4,796	933	5,729	4,072	957	5,029
Total loans, net of unearned income	$279,560	$384,661	$664,221	$271,641	$393,831	$665,472

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill during the first three months of 2014 were as follows:

In millions of dollars
Balance at December 31, 2013	$25,009
Foreign exchange translation and other	1
Divestitures	(2)
Balance at March 31, 2014	$25,008

During the first quarter of 2014, no goodwill was written off due to impairment. The Company performed its annual goodwill impairment test as of July 1, 2013 resulting in no impairment for any of the reporting units. Goodwill is tested for impairment annually at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
As discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 2014, the businesses within the legacy ICG reporting units, Securities & Banking and Transaction Services, were realigned and aggregated within two new ICG reporting units—Banking and Markets and Securities Services (Markets). The ICG reorganization was identified as a triggering event for purposes of goodwill impairment testing. Consistent with the requirements of ASC 350, goodwill has been assessed for impairment as of January 1, 2014. The total goodwill associated with the legacy reporting units was allocated among the component businesses based on their relative fair values, and these allocated goodwill amounts were then re-aggregated based on the new classification within either Banking or Markets reporting units. The fair values of the legacy and new ICG reporting units exceeded their respective carrying values, resulting in no impairment of goodwill. Subsequent to January 1, 2014, goodwill will be allocated to disposals and tested for impairment under Banking and Markets.
There were no other triggering events during the first quarter of 2014 and therefore no additional goodwill impairment test was performed. The fair values of the Company’s reporting units as of July 1, 2013 and January 1, 2014 in the case of ICG reporting units, substantially exceeded their carrying values and did not indicate a risk of impairment based on current valuations.

The following table shows reporting units with goodwill balances as of March 31, 2014.

In millions of dollars
Reporting Unit(1)	Goodwill
North America Regional Consumer Banking	$6,776
EMEA Regional Consumer Banking	357
Asia Regional Consumer Banking	5,080
Latin America Regional Consumer Banking	1,783
Banking	3,909
Markets and Securities Services	6,947
Latin America Retirement Services	42
Citi Holdings—Cards	114
Total	$25,008

(1)	Citi Holdings—Other is excluded from the table as there is no goodwill allocated to it.

Intangible Assets

The components of intangible assets as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,551	$6,091	$1,460	$7,552	$6,006	$1,546
Core deposit intangibles	1,248	1,060	188	1,255	1,052	203
Other customer relationships	699	398	301	675	389	286
Present value of future profits	238	149	89	238	146	92
Indefinite-lived intangible assets	323	—	323	323	—	323
Other(1)	5,060	2,530	2,530	5,073	2,467	2,606
Intangible assets (excluding MSRs)	$15,119	$10,228	$4,891	$15,116	$10,060	$5,056
Mortgage servicing rights (MSRs)	2,586	—	2,586	2,718	—	2,718
Total intangible assets	$17,705	$10,228	$7,477	$17,834	$10,060	$7,774

(1)	Includes contract-related intangible assets.

The changes in intangible assets during the three months ended March 31, 2014 were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2013	Acquisitions/ divestitures	Amortization	Impairments	FX and other (1)	March 31, 2014
Purchased credit card relationships	$1,546	$—	$(86)	$—	$—	$1,460
Core deposit intangibles	203	—	(15)	—	—	188
Other customer relationships	286	15	(7)	—	7	301
Present value of future profits	92	—	(3)	—	—	89
Indefinite-lived intangible assets	323	—	—	—	—	323
Other	2,606	—	(80)	—	4	2,530
Intangible assets (excluding MSRs)	$5,056	$15	$(191)	$—	$11	$4,891
Mortgage servicing rights (MSRs) (2)	2,718					2,586
Total intangible assets	$7,774					$7,477

(1)	Includes foreign exchange translation and purchase accounting adjustments.

(2)	See Note 20 to the Consolidated Financial Statements for the roll-forward of MSRs.

17.   DEBT
Short-Term Borrowings
Short-term borrowings consist of commercial paper and other borrowings at March 31, 2014 and December 31, 2013 as follows:

	March 31, 2014	December 31, 2013
In millions of dollars
Commercial paper
Significant Citibank Entities(1)	$14,706	$17,677
Parent(2)	168	201
	$14,874	$17,878
Other borrowings (3)	44,029	41,066
Total	$58,903	$58,944

(1)	Significant Citibank Entities consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)	Parent includes the parent holding company (Citigroup Inc.) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup.

(3)	At both March 31, 2014 and December 31, 2013, collateralized short-term advances from the Federal Home Loan Banks were $11 billion.

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

Long-Term Debt

In millions of dollars	March 31, 2014	December 31, 2013
Citigroup Inc.(1)	$155,229	$156,804
Bank(2)	60,079	56,457
Broker-dealer(3)	7,439	7,855
Total(4)	$222,747	$221,116

(1)	Parent holding company, Citigroup Inc.

(2)
Represents the Significant Citibank Entities as well as other Citibank and Banamex entities. At both March 31, 2014 and December 31, 2013, collateralized long-term advances from the Federal Home Loan Banks were $14.0 billion.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(4)
Includes senior notes with carrying values of $51 million issued to outstanding Safety First Trusts at March 31, 2014 and $87 million issued to these trusts at December 31, 2013. Citigroup owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts’ common securities.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $3.9 billion at both March 31, 2014 and December 31, 2013. In issuing these trust preferred securities, Citi formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right to redeem these securities upon the date specified in the respective security. The respective common securities issued by each trust and held by Citigroup are redeemed concurrently with the redemption of the applicable trust preferred securities.

The following table summarizes the Company’s outstanding trust preferred securities at March 31, 2014:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital IX (2)	Feb. 2003	33,874,813	847	6.000%	1,047,675	873	Feb. 14, 2033	Feb. 13, 2008
Citigroup Capital XI (2)	Sept. 2004	18,387,128	460	6.000%	568,675	474	Sept. 27, 2034	Sept. 27, 2009
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVII (2)	Mar. 2007	28,047,927	701	6.350%	20,000	702	Mar. 15, 2067	Mar. 15, 2012
Citigroup Capital XVIII	Jun. 2007	99,901	165	6.829%	50	165	June 28, 2067	June 28, 2017
Adam Capital Trust III	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Adam Statutory Trust III	Dec. 2002	25,000	25	3 mo. LIB +325 bp.	774	26	Dec. 26, 2032	Dec. 26, 2007
Adam Statutory Trust IV	Sept. 2003	40,000	40	3 mo. LIB +295 bp.	1,238	41	Sept. 17, 2033	Sept. 17, 2008
Adam Statutory Trust V	Mar. 2004	35,000	35	3 mo. LIB +279 bp.	1,083	36	Mar. 17, 2034	Mar. 17, 2009
Total obligated			$4,731			$4,781

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

(2)	Redeemed in full on April 28, 2014.
In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities. Distributions on the trust preferred securities and interest on the subordinated debentures are payable quarterly, except for Citigroup Capital III and Citigroup Capital XVIII on which distributions are payable semiannually.

18.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 are as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)(4)	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(1,640)	$(1,245)	$(3,989)	$(12,259)	$(19,133)
Other comprehensive income before reclassifications	$378	$46	$(62)	$(526)	$(164)
Increase (decrease) due to amounts reclassified from AOCI	50	72	29	—	151
Change, net of taxes	$428	$118	$(33)	$(526)	$(13)
Balance at March 31, 2014	$(1,212)	$(1,127)	$(4,022)	$(12,785)	$(19,146)
In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)(4)	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$608	$(2,293)	$(5,270)	$(9,941)	$(16,896)
Other comprehensive income before reclassifications	$327	$(14)	$207	$(676)	$(156)
Increase (decrease) due to amounts reclassified from AOCI	$(193)	$139	$47	$—	$(7)
Change, net of taxes	$134	$125	$254	$(676)	$(163)
Balance at March 31, 2013	$742	$(2,168)	$(5,016)	$(10,617)	$(17,059)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the final year-end actuarial valuations of the Company’s pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the Russian ruble, Argentine peso, Korean won, and Japanese yen against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2014. Primarily reflects the movements in the Mexican peso, Japanese yen, British pound, and Korean won against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2013.

(4)	Reclassified to reflect the allocation of foreign currency translation between net unrealized gains (losses) on investment securities to CTA.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 are as follows:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2013	$(27,596)	$8,463	$(19,133)
Change in net unrealized gains (losses) on investment securities	703	(275)	428
Cash flow hedges	181	(63)	118
Benefit plans	(55)	22	(33)
Foreign currency translation adjustment	(530)	4	(526)
Change	$299	$(312)	$(13)
Balance, March 31, 2014	$(27,297)	$8,151	$(19,146)

Balance, December 31, 2012	$(25,334)	$8,438	$(16,896)
Change in net unrealized gains (losses) on investment securities	224	(90)	134
Cash flow hedges	201	(76)	125
Benefit plans	348	(94)	254
Foreign currency translation adjustment	(640)	(36)	(676)
Change	$133	$(296)	$(163)
Balance, March 31, 2013	$(25,201)	$8,142	$(17,059)

During the three months ended March 31, 2014 and 2013, respectively, the Company recognized a pretax loss of $237 million ($151 million net of tax) and a pretax loss of $8 million ($7 million gain net of tax) related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended March 31,
In millions of dollars	2014	2013
Realized (gains) losses on sales of investments	$(128)	$(450)
OTTI gross impairment losses	201	156
Subtotal, pretax	$73	$(294)
Tax effect	(23)	101
Net realized (gains) losses on investment securities, after-tax(1)	$50	$(193)
Interest rate contracts	$61	$183
Foreign exchange contracts	56	43
Subtotal, pretax	$117	$226
Tax effect	(45)	(87)
Amortization of cash flow hedges, after-tax(2)	$72	$139
Amortization of unrecognized
Prior service cost (benefit)	$(9)	$3
Net actuarial loss	56	73
Subtotal, pretax	$47	$76
Tax effect	(18)	(29)
Amortization of benefit plans, after-tax(3)	$29	$47
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$237	$8
Total tax effect	(86)	(15)
Total amounts reclassified out of AOCI, after-tax	$151	$(7)

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 21 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

19.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding at March 31, 2014 and December 31, 2013:

						Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate	Redemption price per depositary share/preference share	Number of depositary shares	March 31, 2014	December 31, 2013
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	25	3,870,330	97	97
Series E(2)	April 28, 2008	April 30, 2018	8.400%	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950%	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900%	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800%	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350%	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125%	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875%	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875%	25	19,200,000	480	—
						$7,218	$6,738

(1)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on February 15, May 15, August 15 and November 15 when, as and if declared by the Citi Board of Directors.

(2)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on April 30 and October 30 at a fixed rate until April 30, 2018, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(3)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on January 30 and July 30 at a fixed rate until January 30, 2023, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(4)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on February 15 and August 15 at a fixed rate until February 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(5)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on January 22, April 22, July 22 and October 22 when, as and if declared by the Citi Board of Directors.

(6)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on May 15 and November 15 at a fixed rate until May 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(7)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on March 30, June 30, September 30 and December 30 at a fixed rate until September 30, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(8)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until November 15, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(9)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable quarterly on February 12, May 12, August 12 and November 12 at a fixed rate, in each case when, as and if declared by the Citi Board of Directors.

On April 30, 2014, Citi issued $1.75 billion of Series M Preferred Stock as depositary shares, each representing 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. The dividend rate is 6.300%, payable semi-annually on May 15 and November 15, commencing November 15, 2014, in each case when, as and if declared by Citigroup’s Board of Directors.
During the first quarter of 2014, Citi distributed approximately $124 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of April 30, 2014, Citi estimates it will distribute preferred dividends of approximately $387 million during the remainder of 2014, in each case assuming such dividends are approved by Citigroup’s Board of Directors.

20. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of Special Purpose Entities
A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs are to obtain liquidity and favorable capital treatment by securitizing certain of Citigroup’s financial assets, to assist clients in securitizing their financial assets, and to create investment products for clients. SPEs may be organized in various legal forms, including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt and equity instruments, certificates, commercial paper and other notes of indebtedness. These issuances are recorded on the balance sheet of the SPE, which may or may not be consolidated onto the balance sheet of the company that organized the SPE.
Investors usually have recourse only to the assets in the SPE and often benefit from other credit enhancements, such as a collateral account or over-collateralization in the form of excess assets in the SPE, a line of credit, or a liquidity facility, such as a liquidity put option or asset purchase agreement. Because of these enhancements, the SPE issuances can typically obtain a more favorable credit rating from rating agencies than the transferor could obtain for its own debt issuances. This results in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.
Most of Citigroup’s SPEs are variable interest entities (VIEs), as described below.

Variable Interest Entities
VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties providing other forms of support, such as guarantees, subordinated fee arrangements or certain types of derivative contracts are variable interest holders in the entity.
The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Citigroup would be deemed to have a controlling financial interest and be the primary beneficiary if it has both of the following characteristics:

•	power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and

•	an obligation to absorb losses of the entity that could potentially be significant to the VIE, or a right to receive benefits from the entity that could potentially be significant to the VIE.

The Company must evaluate its involvement in each VIE to understand the purpose and design of the entity, the role the Company had in the entity’s design and its involvement in the VIE’s ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.
For those VIEs where the Company determines that it has the power to direct the activities that most significantly impact the VIE’s economic performance, the Company then must evaluate its economic interests, if any, and determine whether it could absorb losses or receive benefits that could potentially be significant to the VIE. When evaluating whether the Company has an obligation to absorb losses that could potentially be significant, it considers the maximum exposure to such loss without consideration of probability. Such obligations could be in various forms, including, but not limited to, debt and equity investments, guarantees, liquidity agreements and certain derivative contracts.
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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of March 31, 2014 and December 31, 2013, is presented below:

	As of March 31, 2014
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$59,074	$59,074	$—	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	240,451	—	240,451	3,507	—	—	26	3,533
Non-agency-sponsored	7,315	577	6,738	563	—	—	—	563
Citi-administered asset-backed commercial paper conduits (ABCP)	31,794	31,794	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,660	—	4,660	34	—	—	—	34
Collateralized loan obligations (CLOs)	15,928	—	15,928	1,687	—	—	—	1,687
Asset-based financing	44,650	990	43,660	17,591	70	3,009	260	20,930
Municipal securities tender option bond trusts (TOBs)	12,415	6,968	5,447	20	—	3,634	—	3,654
Municipal investments	15,509	220	15,289	1,867	2,007	1,186	—	5,060
Client intermediation	1,840	157	1,683	89	—	—	—	89
Investment funds (5)	32,962	2,780	30,182	173	267	79	—	519
Trust preferred securities	4,830	—	4,830	—	51	—	—	51
Other	2,402	206	2,196	126	590	35	78	829
Total	$473,830	$102,766	$371,064	$25,657	$2,985	$7,943	$364	$36,949
Citi Holdings
Credit card securitizations	$1,757	$1,396	$361	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	65,059	—	65,059	516	—	—	107	623
Non-agency-sponsored	12,226	1,587	10,639	32	—	—	2	34
Student loan securitizations	—	—	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,253	—	3,253	68	—	—	114	182
Collateralized loan obligations (CLOs)	2,693	—	2,693	291	—	—	117	408
Asset-based financing	3,492	3	3,489	444	3	301	—	748
Municipal investments	7,036	—	7,036	3	205	934	—	1,142
Investment funds	1,021	—	1,021	—	42	—	—	42
Other	169	109	60	—	—	—	—	—
Total	$96,706	$3,095	$93,611	$1,354	$250	$1,235	$340	$3,179
Total Citigroup	$570,536	$105,861	$464,675	$27,011	$3,235	$9,178	$704	$40,128

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included in Citigroup’s March 31, 2014 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(4)
Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(5) Substantially all of the unconsolidated investment funds’ assets are related to retirement funds in Mexico managed by Citi. See “Investment Funds” below for further discussion.

	As of December 31, 2013
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$52,229	$52,229	$—	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	239,204	—	239,204	3,583	—	—	36	3,619
Non-agency-sponsored	7,711	598	7,113	583	—	—	—	583
Citi-administered asset-backed commercial paper conduits (ABCP)	31,759	31,759	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,204	—	4,204	34	—	—	—	34
Collateralized loan obligations (CLOs)	16,883	—	16,883	1,938	—	—	—	1,938
Asset-based financing	45,884	971	44,913	17,452	74	1,132	195	18,853
Municipal securities tender option bond trusts (TOBs)	12,716	7,039	5,677	29	—	3,881	—	3,910
Municipal investments	15,962	223	15,739	1,846	2,073	1,173	—	5,092
Client intermediation	1,778	195	1,583	145	—	—	—	145
Investment funds (5)	32,324	3,094	29,230	191	264	81	—	536
Trust preferred securities	4,822	—	4,822	—	51	—	—	51
Other	2,439	225	2,214	143	649	20	78	890
Total	$467,915	$96,333	$371,582	$25,944	$3,111	$6,287	$309	$35,651
Citi Holdings
Credit card securitizations	$1,867	$1,448	$419	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	73,549	—	73,549	549	—	—	77	626
Non-agency-sponsored	13,193	1,695	11,498	35	—	—	2	37
Student loan securitizations	1,520	1,520	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,625	—	3,625	88	—	—	87	175
Collateralized loan obligations (CLOs)	2,733	—	2,733	358	—	—	111	469
Asset-based financing	3,508	3	3,505	629	3	258	—	890
Municipal investments	7,304	—	7,304	3	204	939	—	1,146
Investment funds	1,237	—	1,237	—	61	—	—	61
Other	4,494	4,434	60	—	—	—	—	—
Total	$113,030	$9,100	$103,930	$1,662	$268	$1,197	$277	$3,404
Total Citigroup	$580,945	$105,433	$475,512	$27,606	$3,379	$7,484	$586	$39,055

(1)	The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included in Citigroup’s December 31, 2013 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity where the Company has any variable interest considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(4)
Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(5) Substantially all of the unconsolidated investment funds’ assets are related to retirement funds in Mexico managed by Citi. See “Investment Funds” below for further discussion.

The previous tables do not include:

•
certain venture capital investments made by some of the Company’s private equity subsidiaries, as the Company accounts for these investments in accordance with the Investment Company Audit Guide (codified in ASC 946);

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

•
certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 12 and 13 to the Consolidated Financial Statements);

•
certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $15 billion and $16 billion at March 31, 2014 and December 31, 2013, respectively; and

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Liquidity	Loan	Liquidity	Loan
In millions of dollars	facilities	commitments	facilities	commitments
Citicorp
Asset-based financing	$5	$3,004	$5	$1,127
Municipal securities tender option bond trusts (TOBs)	3,634	—	3,881	—
Municipal investments	—	1,186	—	1,173
Investment funds	—	79	—	81
Other	—	35	—	20
Total Citicorp	$3,639	$4,304	$3,886	$2,401
Citi Holdings
Asset-based financing	—	301	—	258
Municipal investments	—	934	—	939
Total Citi Holdings	$—	$1,235	$—	$1,197
Total Citigroup funding commitments	$3,639	$5,539	$3,886	$3,598

Citicorp and Citi Holdings Consolidated VIEs
The Company engages in on-balance-sheet securitizations, which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s balance sheet, and any proceeds received are recognized as secured liabilities. The consolidated VIEs included in the tables below represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the respective VIEs and do not have such recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE.

Thus, the Company’s maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany assets and liabilities are excluded from the table. All VIE assets are restricted from being sold or pledged as collateral. The cash flows from these assets are the only source used to pay down the associated liabilities, which are non-recourse to the Company’s general assets.
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$—	$0.2	$0.2	$0.2	$0.4
Trading account assets	0.9	—	0.9	1.0	—	1.0
Investments	11.6	—	11.6	10.9	—	10.9
Total loans, net	89.2	3.0	92.2	83.2	8.7	91.9
Other	0.8	—	0.8	1.1	0.2	1.3
Total assets	$102.7	$3.0	$105.7	$96.4	$9.1	$105.5
Short-term borrowings	$21.1	$—	$21.1	$24.3	$—	$24.3
Long-term debt	37.0	1.1	38.1	32.8	2.0	34.8
Other liabilities	1.0	0.1	1.1	0.9	0.1	1.0
Total liabilities	$59.1	$1.2	$60.3	$58.0	$2.1	$60.1

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$4.5	$0.4	$4.9	$4.8	$0.4	$5.2
Investments	3.7	0.2	3.9	3.7	0.4	4.1
Total loans, net	18.4	0.5	18.9	18.3	0.6	18.9
Other	2.1	0.5	2.6	2.2	0.5	2.7
Total assets	$28.7	$1.6	$30.3	$29.0	$1.9	$30.9

Credit Card Securitizations
The Company securitizes credit card receivables through trusts established to purchase the receivables. Citigroup transfers receivables into the trusts on a non-recourse basis. Credit card securitizations are revolving securitizations; as customers pay their credit card balances, the cash proceeds are used to purchase new receivables and replenish the receivables in the trust.
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust (Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts, Citigroup holds a seller’s interest and certain securities issued by the trusts, and also provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on Citi’s Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included in Citi’s Consolidated Balance Sheet.
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables as of March 31, 2014 and December 31, 2013:

	Citicorp		Citi Holdings
In billions of dollars	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$36.5	$32.3	$—	$—
Retained by Citigroup as trust-issued securities	10.1	8.1	1.3	1.3
Retained by Citigroup via non-certificated interests	11.9	12.1	—	—
Total ownership interests in principal amount of trust credit card receivables	$58.5	$52.5	$1.3	$1.3

Credit Card Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp’s credit card securitizations for the quarters ended March 31, 2014 and 2013:

	Three Months Ended March 31,
In billions of dollars	2014	2013
Proceeds from new securitizations	$4.3	$—
Pay down of maturing notes	—	(0.8)

Credit Card Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings’ credit card securitizations for the quarters ended March 31, 2014 and 2013:

	Three Months Ended March 31,
In billions of dollars	2014	2013
Proceeds from new securitizations	$0.1	$—
Pay down of maturing notes	—	(0.1)

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
Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.1 years as of March 31, 2014 and December 31, 2013.

Master Trust Liabilities (at par value)

In billions of dollars	March 31, 2014	Dec. 31, 2013
Term notes issued to third parties	$32.2	$27.9
Term notes retained by Citigroup affiliates	8.3	6.2
Total Master Trust liabilities	$40.5	$34.1

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.5 years as of March 31, 2014 and 0.7 years as of December 31, 2013.

Omni Trust Liabilities (at par value)

In billions of dollars	March 31, 2014	Dec. 31, 2013
Term notes issued to third parties	$4.4	$4.4
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$6.3	$6.3

Mortgage Securitizations
The Company provides a wide range of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of VIEs. These VIEs are funded through the issuance of trust certificates backed solely by the transferred assets. These certificates have the same life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company’s Consumer business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts and also provides servicing for a limited number of ICG securitizations. ICG and Citi Holdings do not retain servicing for their mortgage securitizations.
The Company securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, Fannie Mae or Freddie Mac (U.S. agency-sponsored mortgages), or private-label (non-agency-sponsored mortgages) securitization. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations because Citigroup does not have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations.
The Company does not consolidate certain non-agency-sponsored mortgage securitizations, because Citi is either not the servicer with the power to direct the significant activities of the entity or Citi is the servicer but the servicing relationship is deemed to be a fiduciary relationship and, therefore, Citi is not deemed to be the primary beneficiary of the entity.
In certain instances, the Company has (i) the power to direct the activities and (ii) the obligation to either absorb losses or the right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and, therefore, is the primary beneficiary and thus consolidates the VIE.

Mortgage Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp mortgage securitizations for the quarters ended March 31, 2014 and 2013:

	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$7.1	$1.6	$18.3	$0.4
Contractual servicing fees received	0.1	—	0.1	—

During the first quarter of 2014, gains recognized on the securitization of U.S. agency-sponsored mortgages and non-agency sponsored mortgages were $6 million and $4 million, respectively.

Agency and non-agency securitization gains for the quarter ended March 31, 2013 were $1 million and $8 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the quarters ended March 31, 2014 and 2013 were as follows:

	March 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 11.3%	1.4%	4.9% to 9.1%
Weighted average discount rate	10.3%	1.4%	7.1%
Constant prepayment rate	0.0% to 16.0%	0.0%	6.1%
Weighted average constant prepayment rate	4.7%	0.0%	6.1%
Anticipated net credit losses (2)	NM	40.0%	40.0% to 51.8%
Weighted average anticipated net credit losses	NM	40.0%	50.7%
Weighted average life	0.0 to 9.7 years	2.6 years	3.0 to 14.5 years

	March 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.6% to 12.4%	—	5.9% to 19.2%
Weighted average discount rate	10.9%	—	8.3%
Constant prepayment rate	4.0% to 21.4%	—	1.3% to 9.7%
Weighted average constant prepayment rate	5.8%	—	2.8%
Anticipated net credit losses (2)	NM	—	44.7% to 89.0%
Weighted average anticipated net credit losses	NM	—	80.7%
Weighted average life	6.4 to 10.4 years	—	6.5 to 16.5 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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
At March 31, 2014 and December 31, 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	March 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.1% to 20.0%	0.5% to 15.4%	0.5% to 18.5%
Weighted average discount rate	7.3%	5.3%	10.2%
Constant prepayment rate	5.0% to 34.5%	2.1% to 100.0%	1.3% to 23.8%
Weighted average constant prepayment rate	11.3%	8.4%	6.6%
Anticipated net credit losses (2)	NM	0.1% to 86.8%	12.6% to 86.8%
Weighted average anticipated net credit losses	NM	50.8%	53.1%
Weighted average life	1.9 to 13.7 years	0.9 to 13.5 years	0.0 to 24.9 years

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.1% to 20.9%	0.5% to 17.4%	2.1% to 19.6%
Weighted average discount rate	6.9%	5.5%	11.2%
Constant prepayment rate	6.2% to 30.4%	1.3% to 100.0%	1.4% to 23.1%
Weighted average constant prepayment rate	11.1%	6.4%	7.4%
Anticipated net credit losses (2)	NM	0.1% to 80.0%	25.5% to 81.9%
Weighted average anticipated net credit losses	NM	49.5%	52.8%
Weighted average life	2.1 to 14.1 years	0.0 to 11.9 years	0.0 to 26.0 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at March 31, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,591	$203	$425
Discount rates
Adverse change of 10%	$(75)	$(4)	$(25)
Adverse change of 20%	(147)	(7)	(48)
Constant prepayment rate
Adverse change of 10%	(89)	(1)	(6)
Adverse change of 20%	(173)	(2)	(13)
Anticipated net credit losses
Adverse change of 10%	NM	(1)	(8)
Adverse change of 20%	NM	(2)	(16)

		Non-agency-sponsored mortgages (1)
In millions of dollars as of December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,519	$293	$429
Discount rates
Adverse change of 10%	$(76)	$(6)	$(25)
Adverse change of 20%	(148)	(11)	(48)
Constant prepayment rate
Adverse change of 10%	(96)	(1)	(7)
Adverse change of 20%	(187)	(2)	(14)
Anticipated net credit losses
Adverse change of 10%	NM	(2)	(7)
Adverse change of 20%	NM	(3)	(14)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings mortgage securitizations for the quarters ended March 31, 2014 and 2013:

	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.1	$—	$—	$—
Contractual servicing fees received	—	—	0.1	—

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $8 million and $3 million for the quarters ended March 31, 2014 and 2013, respectively.
The Company did not securitize non-agency-sponsored mortgages for the quarters ended March 31, 2014 and 2013.
Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

At March 31, 2014 and December 31, 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	March 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	0.0% to 52.3%	4.5%	—
Weighted average discount rate	7.0%	4.5%	—
Constant prepayment rate	7.9% to 69.3%	16.7%	—
Weighted average constant prepayment rate	22.1%	16.7%	—
Anticipated net credit losses	NM	0.4%	—
Weighted average anticipated net credit losses	NM	0.4%	—
Weighted average life	4.2 to 11.6 years	4.7 years	—

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	0.0% to 49.3%	9.9%	—
Weighted average discount rate	9.5%	9.9%	—
Constant prepayment rate	9.6% to 26.2%	12.3% to 27.3%	—
Weighted average constant prepayment rate	20.0%	15.6%	—
Anticipated net credit losses	NM	0.3%	—
Weighted average anticipated net credit losses	NM	0.3%	—
Weighted average life	2.3 to 7.6 years	5.2 years	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)	Citi Holdings held no subordinated interests in mortgage securitizations as of December 31, 2013.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at March 31, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$550	$43	$—
Discount rates
Adverse change of 10%	$(16)	$(1)	$—
Adverse change of 20%	(32)	(3)	—
Constant prepayment rate
Adverse change of 10%	(35)	(4)	—
Adverse change of 20%	(67)	(7)	—
Anticipated net credit losses
Adverse change of 10%	NM	(5)	—
Adverse change of 20%	NM	(11)	—

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$585	$50	$—
Discount rates
Adverse change of 10%	$(16)	$(3)	$—
Adverse change of 20%	(32)	(5)	—
Constant prepayment rate			—
Adverse change of 10%	(33)	(3)	—
Adverse change of 20%	(65)	(6)	—
Anticipated net credit losses
Adverse change of 10%	NM	(5)	—
Adverse change of 20%	NM	(11)	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
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
The fair value of capitalized mortgage servicing rights (MSRs) was $2.6 billion and $2.2 billion at March 31, 2014 and 2013, respectively. The MSRs correspond to principal loan balances of $273 billion and $311 billion as of March 31, 2014 and 2013, respectively. The following table summarizes the changes in capitalized MSRs for the quarters ended March 31, 2014 and 2013:

In millions of dollars	2014	2013
Balance, beginning of year	$2,718	$1,942
Originations	50	172
Changes in fair value of MSRs due to changes in inputs and assumptions	(84)	223
Other changes (1)	(126)	(133)
Sale of MSRs(2)	28	(1)
Balance, as of March 31	$2,586	$2,203

(1)	Represents changes due to customer payments and passage of time.

(2)	Current period’s amount is related to a sale of credit challenged MSRs for which Citi paid the new servicer.

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
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the quarters ended March 31, 2014 and 2013 were as follows:

In millions of dollars	2014	2013
Servicing fees	$170	$217
Late fees	10	8
Ancillary fees	20	31
Total MSR fees	$200	$256

These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the quarters ended March 31, 2014 and 2013, Citi transferred non-agency (private-label) securities with an original par value of approximately $138 million and $244 million, respectively, to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of March 31, 2014, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $405 million (including $25 million related to re-securitization transactions executed in 2014), and has been recorded in Trading account assets. Of this amount, approximately $49 million was related to senior beneficial interests, and approximately $356 million was related to subordinated beneficial interests. As of December 31, 2013, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $425 million (including $131 million related to re-securitization transactions executed in 2013). Of this amount, approximately $58 million was related to senior beneficial interests, and approximately $367 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of March 31, 2014 and December 31, 2013 was approximately $5.3 billion and $6.1 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarters ended March 31, 2014 and 2013, Citi transferred agency securities with a fair value of approximately $6.4 billion and $7.4 billion, respectively, to re-securitization entities.
As of March 31, 2014, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.5 billion (including $840 million related to re-securitization transactions executed in 2014) compared to $1.9 billion as of December 31, 2013 (including $1.0 billion related to re-securitization transactions executed in 2013), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2014 and December 31, 2013 was approximately $75.4 billion and $75.5 billion, respectively.
As of March 31, 2014 and December 31, 2013, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings. At March 31, 2014 and December 31, 2013, the conduits had approximately $32 billion and $32 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $14 billion and $13.5 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At the respective periods ended March 31, 2014 and December 31, 2013, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 67 days for both periods.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. One conduit holds only loans that are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8 to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $2.4 billion and $2.3 billion as of March 31, 2014 and December 31, 2013, respectively. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. At March 31, 2014 and December 31, 2013, the Company owned $14.6 billion and $13.9 billion, respectively, of the commercial paper issued by its administered conduits.
The asset-backed commercial paper conduits are consolidated by the Company. The Company determined that, through its roles as administrator and liquidity provider, it had the power to direct the activities that most significantly impacted the entities’ economic performance. These powers included its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, its ability to sell or repurchase assets out of the conduits, and its liability management. In addition, as a result of all the Company’s involvement described above, it was concluded that the Company had an economic interest that could potentially be significant. However, the assets and liabilities of the conduits are separate and apart from those of Citigroup. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.
During the second quarter of 2013, Citi consolidated the government guaranteed loan conduit it administers that was previously not consolidated due to changes in the primary risks and design of the conduit that were identified as a reconsideration event. Citi, as the administrator and liquidity provider, previously determined it had an economic interest that could potentially be significant. Upon the reconsideration event, it was determined that Citi had the power to direct the activities that most significantly impacted the conduit’s economic performance. The impact of the consolidation resulted in an increase of assets and liabilities of approximately $7 billion each and a net pretax gain to the Consolidated Statement of Income of approximately $40 million.

Collateralized Debt and Loan Obligations
A securitized collateralized debt obligation (CDO) is a VIE that purchases a pool of assets consisting of asset-backed securities and synthetic exposures through derivatives on asset-backed securities and issues multiple tranches of equity and notes to investors.
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
A securitized collateralized loan obligation (CLO) is substantially similar to the CDO transactions described above, except that the assets owned by the VIE (either cash instruments or synthetic exposures through derivative instruments) are corporate loans and to a lesser extent corporate bonds, rather than asset-backed debt securities.

A third-party asset manager is typically retained by the CDO/CLO to select the pool of assets and manage those assets over the term of the VIE. The Company is the manager for a limited number of CLO transactions over the term of the VIE.
The Company earns fees for warehousing assets prior to the creation of a “cash flow” or “market value” CDO/CLO, structuring CDOs/CLOs and placing debt securities with investors. In addition, the Company has retained interests in many of the CDOs/CLOs it has structured and makes a market in the issued notes.
The Company’s continuing involvement in synthetic
CDOs/CLOs generally includes purchasing credit protection through credit default swaps with the CDO/CLO, owning a portion of the capital structure of the CDO/CLO in the form of both unfunded derivative positions (primarily “super-senior” exposures discussed below) and funded notes, entering into interest-rate swap and total-return swap transactions with the CDO/CLO, lending to the CDO/CLO, and making a market in the funded notes.
Where a CDO/CLO entity issues preferred shares (or subordinated notes that are the equivalent form), the preferred shares generally represent an insufficient amount of equity (less than 10%) and create the presumption that preferred shares are insufficient to finance the entity’s activities without subordinated financial support. In addition, although the preferred shareholders generally have full exposure to expected losses on the collateral and uncapped potential to receive expected residual returns, they generally do not have the ability to make decisions significantly affecting the entity’s financial results because of their limited role in making day-to-day decisions and their limited ability to remove the asset manager. Because one or both of the above conditions will generally be met, the Company has concluded, even where a CDO/CLO entity issued preferred shares, the entity should be classified as a VIE.
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
The Company does not generally have the power to direct the activities of the entity that most significantly impact the economic performance of the CDOs/CLOs, as this power is generally held by a third-party asset manager of the CDO/CLO. As such, those CDOs/CLOs are not consolidated. The Company may consolidate the CDO/CLO when: (i) the Company is the asset manager and no other single investor has the unilateral ability to remove the Company or unilaterally cause the liquidation of the CDO/CLO, or the Company is not the asset manager but has a unilateral right to remove the third-party asset manager or unilaterally liquidate the CDO/CLO and receive the underlying assets, and (ii) the Company has economic exposure to the entity that could be potentially significant to the entity.
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

Key Assumptions and Retained Interests—Citicorp
At March 31, 2014 and December 31, 2013, the key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	March 31, 2014	December 31, 2013
Discount rate	1.5% to 1.6%	1.5% to 1.6%

March 31, 2014
In millions of dollars	CLO
Carrying value of retained interests	$1,538
Value of underlying portfolio
Adverse change of 10%	$(7)
Adverse change of 20%	(14)

December 31, 2013
In millions of dollars	CLO
Carrying value of retained interests	$1,333
Value of underlying portfolio
Adverse change of 10%	$(7)
Adverse change of 20%	(14)

Key Assumptions and Retained Interests—Citi Holdings
At March 31, 2014 and December 31, 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

March 31, 2014
	CDOs	CLOs
Discount rate	44.3% to 48.7%	4.5% to 5.0%

December 31, 2013
	CDOs	CLOs
Discount rate	44.3% to 48.7%	4.5% to 5.0%

	March 31, 2014
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$6	$32
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(2)	—

	December 31, 2013
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$19	$31
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(2)	—

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

Asset-Based Financing—Citicorp
The primary types of Citicorp’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at March 31, 2014 and December 31, 2013 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2014
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$14.8	$5.8
Corporate loans	2.3	1.8
Airplanes, ships and other assets	26.6	13.3
Total	$43.7	$20.9

	December 31, 2013
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$14.0	$3.9
Corporate loans	2.2	1.8
Airplanes, ships and other assets	28.7	13.2
Total	$44.9	$18.9

The following table summarizes selected cash flow information related to asset-based financings for the quarters ended March 31, 2014 and 2013:

	Three Months Ended March 31,
In billions of dollars	2014	2013
Proceeds from new securitizations	$0.5	$—
Cash flows received on retained interest and other net cash flows	$—	$0.3

The key assumption used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below for the following periods presented:

	March 31, 2014	December 31, 2013
Discount rate	1.0% to 3.0%	3.0%
Weighted average discount rate	2.9%	3.0%

March 31, 2014
In millions of dollars	Asset-based financing
Carrying value of retained interests	$1,361
Value of underlying portfolio
Adverse change of 10%	$(25)
Adverse change of 20%	(36)

December 31, 2013
In millions of dollars	Asset-based financing
Carrying value of retained interests	$1,316
Value of underlying portfolio
Adverse change of 10%	$(11)
Adverse change of 20%	(23)

Asset-Based Financing—Citi Holdings
The primary types of Citi Holdings’ asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at March 31, 2014 and December 31, 2013 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2014
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$0.8	$0.3
Corporate loans	—	—
Airplanes, ships and other assets	2.7	0.4
Total	$3.5	$0.7

	December 31, 2013
In billions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$0.8	$0.3
Corporate loans	0.1	0.1
Airplanes, ships and other assets	2.6	0.5
Total	$3.5	$0.9

The following table summarizes selected cash flow information related to asset-based financings for the quarters ended March 31, 2014 and 2013:

	Three Months Ended March 31,
In billions of dollars	2014	2013
Cash flows received on retained interest and other net cash flows	$0.1	$—

At March 31, 2014 and December 31, 2013, the effects of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests are set forth in the tables below:

March 31, 2014
In millions of dollars	Asset-based financing
Carrying value of retained interests	$—
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

December 31, 2013
In millions of dollars	Asset-based financing
Carrying value of retained interests	$95
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

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
There are two kinds of TOB trusts: customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are trusts through which customers finance their investments in municipal securities. The Residuals are held by customers and the Floaters by third-party investors, typically tax-exempt money market funds. Non-customer TOB trusts are trusts through which the Company finances its own investments in municipal securities. In such trusts, the Company holds the Residuals, and third-party investors, typically tax-exempt money market funds, hold the Floaters.
The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters, and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company’s inventory of Floaters fluctuates over time. At March 31, 2014 and December 31, 2013, the Company held $93 million and $176 million, respectively, of Floaters related to both customer and non-customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At March 31, 2014 and December 31, 2013 approximately $226 million and $230 million, respectively, of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.
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
At March 31, 2014 and December 31, 2013, liquidity agreements provided with respect to customer TOB trusts totaled $3.6 billion and $3.9 billion, respectively, of which $2.6 billion and $2.8 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $7.5 billion and $5.4 billion as of March 31, 2014 and December 31, 2013, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.
The Company considers the customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company. The Company has concluded that the power to direct the activities that most significantly impact the economic performance of the customer TOB trusts is primarily held by the customer Residual holder, which may unilaterally cause the sale of the trust’s bonds.
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

Municipal Investments
Municipal investment transactions include debt and equity interests in partnerships that finance the construction and rehabilitation of low-income housing, facilitate lending in new or underserved markets, or finance the construction or operation of renewable municipal energy facilities. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits and grants earned from the investments made by the partnership. The Company may also provide construction loans or permanent loans for the development or operations of real estate properties held by partnerships. These entities are generally considered VIEs. The power to direct the activities of these entities is typically held by the general partner. Accordingly, these entities are not consolidated by the Company.

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
The proceeds from new securitizations related to the Company’s client intermediation transactions for the quarter ended March 31, 2014 totaled approximately $0.9 billion.

Investment Funds
The Company is the investment manager for certain investment funds and retirement funds that invest in various asset classes including private equity, hedge funds, real estate, fixed income and infrastructure. The Company earns a management fee, which is a percentage of capital under management, and may earn performance fees. In addition, for some of these funds the Company has an ownership interest in the investment funds. The Company has also established a number of investment funds as opportunities for qualified employees to invest in private equity investments. The Company acts as investment manager to these funds and may provide employees with financing on both recourse and non-recourse bases for a portion of the employees’ investment commitments.
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

Trust Preferred Securities
The Company has previously raised financing through the issuance of trust preferred securities. In these transactions, the Company forms a statutory business trust and owns all of the voting equity shares of the trust. The trust issues preferred equity securities to third-party investors and invests the gross proceeds in junior subordinated deferrable interest debentures issued by the Company. The trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the preferred equity securities held by third-party investors. Obligations of the trusts are fully and unconditionally guaranteed by the Company.
Because the sole asset of each of the trusts is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company’s investment in the VIE’s equity shares, the Company is not permitted to consolidate the trusts, even though it owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities. For additional information, see Note 17 to the Consolidated Financial Statements.

21.   DERIVATIVES ACTIVITIES
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

The swap and forward contracts are over-the-counter (OTC) derivatives that are bilaterally negotiated with counterparties and settled with those counterparties, except for swap contracts that are novated and "cleared" through central counterparties (CCPs). Futures and option contracts are generally standardized contracts that are traded on an exchange with a CCP as the counterparty from the inception of the transaction. Citigroup enters into these derivative contracts relating to interest rate, foreign currency, commodity and other market/credit risks for the following reasons:

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
The enforceability of offsetting rights incorporated in the master netting agreements for derivative transactions is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing that provides the requisite level of certainty regarding the enforceability of these agreements and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.
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
Exposure to credit risk on derivatives is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers engaged in derivatives transactions. Citi considers the level of legal certainty regarding enforceability of its offsetting rights under master netting agreements and credit support annexes to be an important factor in its risk management process. For example, because derivatives executed under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability, consume much greater amounts of single counterparty credit limits, than those executed under enforceable master netting agreements, Citi generally transacts much lower volumes of derivatives under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability.
Cash collateral and security collateral in the form of G10 government debt securities generally is posted to secure the net open exposure of derivative transactions, at a counterparty level, whereby the receiving party is free to commingle/rehypothecate such collateral in the ordinary course of its business. Nonstandard collateral such as corporate bonds, municipal bonds, U.S. agency securities and/or MBS may also be pledged as collateral for derivative transactions. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to a tri-party Account Control Agreement.

Information pertaining to the volume of derivative activity is provided in the table below. The notional amounts, for both long and short derivative positions, of Citigroup’s derivative instruments as of March 31, 2014 and December 31, 2013 are presented in the table below.
Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Interest rate contracts
Swaps	$143,623	$132,823	$31,006,666	$36,370,196	$101,333	$93,286
Futures and forwards	20	20	6,554,836	6,129,742	67,133	61,398
Written options	—	—	4,230,271	4,105,632	4,063	3,103
Purchased options	—	—	4,087,157	3,971,697	5,835	3,185
Total interest rate contract notionals	$143,643	$132,843	$45,878,930	$50,577,267	$178,364	$160,972
Foreign exchange contracts
Swaps	$19,183	$22,402	$1,619,148	$1,552,292	$20,915	$20,013
Futures and forwards	79,139	79,646	3,737,366	3,728,511	12,815	14,226
Written options	—	101	1,285,775	1,037,433	—	—
Purchased options	—	106	1,339,524	1,029,872	81	71
Total foreign exchange contract notionals	$98,322	$102,255	$7,981,813	$7,348,108	$33,811	$34,310
Equity contracts
Swaps	$—	$—	$114,554	$100,019	$—	$—
Futures and forwards	—	—	30,936	23,161	—	—
Written options	—	—	338,817	333,945	—	—
Purchased options	—	—	309,612	266,570	—	—
Total equity contract notionals	$—	$—	$793,919	$723,695	$—	$—
Commodity and other contracts
Swaps	$—	$—	$60,078	$81,112	$—	$—
Futures and forwards	—	—	107,865	98,265	—	—
Written options	—	—	109,633	100,482	—	—
Purchased options	—	—	112,915	97,626	—	—
Total commodity and other contract notionals	$—	$—	$390,491	$377,485	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$1,132,590	$1,143,363	$—	$—
Protection purchased	—	95	1,186,191	1,195,223	15,959	19,744
Total credit derivatives	$—	$95	$2,318,781	$2,338,586	$15,959	$19,744
Total derivative notionals	$241,965	$235,193	$57,363,934	$61,365,141	$228,134	$215,026

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $5,593 million and $6,450 million at March 31, 2014 and December 31, 2013, respectively.

(2)
Derivatives in hedge accounting relationships accounted for under ASC 815 are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.

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

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amount permitted under ASC 210-20-45 and 815-10-45, as of March 31, 2014 and December 31, 2013. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to an enforceable credit support annex are included in the offsetting amount. GAAP does not permit offsetting for security collateral posted. The table also includes amounts that are not permitted to be offset under ASC 210-20-45 and 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at March 31, 2014	Derivatives classified in Trading accounts assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$946	$304	$3,141	$1,054
Cleared	2,491	484	11	—
Interest rate contracts	$3,437	$788	$3,152	$1,054
Over-the-counter	$850	$1,060	$612	$370
Foreign exchange contracts	$850	$1,060	$612	$370
Total derivative instruments designated as ASC 815 hedges	$4,287	$1,848	$3,764	$1,424
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$320,397	$303,169	$82	$1
Cleared	189,619	195,841	10	5
Exchange traded	159	149	—	—
Interest rate contracts	$510,175	$499,159	$92	$6
Over-the-counter	$75,604	$72,595	$70	$3
Cleared	1,643	1,692	—	—
Exchange traded	44	43	—	—
Foreign exchange contracts	$77,291	$74,330	$70	$3
Over-the-counter	$18,894	$27,545	$—	$—
Exchange traded	3,590	3,954	—	—
Equity contracts	$22,484	$31,499	$—	$—
Over-the-counter	$8,390	$9,563	$—	$—
Exchange traded	925	975	—	—
Commodity and other contracts	$9,315	$10,538	$—	$—
Over-the-counter	$37,465	$37,161	$115	$570
Cleared	2,343	2,966	—	—
Credit derivatives(4)	$39,808	$40,127	$115	$570
Total derivatives instruments not designated as ASC 815 hedges	$659,073	$655,653	$277	$579
Total derivatives	$663,360	$657,501	$4,041	$2,003
Cash collateral paid/received(5)(6)	$5,690	$10,163	$73	$292
Less: Netting agreements(7)	(585,240)	(585,240)	—	—
Less: Netting cash collateral received/paid(8)	(36,153)	(38,312)	(3,020)	—
Net receivables/payables included on the Consolidated Balance Sheet(9)	$47,657	$44,112	$1,094	$2,295
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(428)	$(7)	$—	$—
Less: Non-cash collateral received/paid	(6,153)	(2,891)	(362)	—
Total Net receivables/payables(9)	$41,076	$41,214	$732	$2,295

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $13,102 million related to protection purchased and $26,706 million related to protection sold as of March 31, 2014. The credit derivatives trading liabilities comprise $27,833 million related to protection purchased and $12,294 million related to protection sold as of March 31, 2014.

(5)
For the trading assets/liabilities, this is the net amount of the $44,002 million and $46,316 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $38,312 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $36,153 million was used to offset trading derivative assets.

(6)
For the other assets/liabilities, this is the net amount of the $73 million and $3,312 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $3,020 million was used to offset derivative assets.

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements. Approximately $386 billion, $196 billion and $3 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received is netted against OTC derivative assets. Cash collateral paid of approximately $33 billion and $5 billion is netted against each of the OTC and Cleared derivative liabilities, respectively.

(9)
The net receivables/payables include approximately $15 billion and $14 billion of derivative asset and liability fair values as of March 31, 2014, respectively, not subject to enforceable master netting agreements.

In millions of dollars at December 31, 2013	Derivatives classified in Trading accounts assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$956	$306	$3,082	$854
Cleared	2,505	585	5	—
Interest Rate contracts	$3,461	$891	$3,087	$854
Over-the-counter	$1,540	$1,244	$989	$293
Foreign exchange contracts	$1,540	$1,244	$989	$293
Over-the-counter	$—	$—	$—	$2
Credit derivatives	$—	$—	$—	$2
Total derivative instruments designated as ASC 815 hedges	$5,001	$2,135	$4,076	$1,149
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$313,772	$297,115	$37	$9
Cleared	311,114	319,190	27	5
Exchange traded	33	30	—	—
Interest Rate contracts	$624,919	$616,335	$64	$14
Over-the-counter	$89,847	$86,147	$79	$3
Cleared	1,119	1,191	—	—
Exchange traded	48	55	—	—
Foreign exchange contracts	$91,014	$87,393	$79	$3
Over-the-counter	$19,080	$28,458	$—	$—
Exchange traded	5,797	5,834	—	—
Equity contracts	$24,877	$34,292	$—	$—
Over-the-counter	$7,921	$9,059	$—	$—
Exchange traded	1,161	1,111	—	—
Commodity and other Contracts	$9,082	$10,170	$—	$—
Over-the-counter	$38,496	$38,247	$71	$563
Cleared	1,850	2,547	—	—
Credit derivatives(4)	$40,346	$40,794	$71	$563
Total Derivatives instruments not designated as ASC 815 hedges	$790,238	$788,984	$214	$580
Total derivatives	$795,239	$791,119	$4,290	$1,729
Cash collateral paid/received(5)(6)	$6,073	$8,827	$82	$282
Less: Netting agreements(7)	(713,598)	(713,598)	—	—
Less: Netting cash collateral received/paid(8)	(34,893)	(39,094)	(2,951)	—
Net receivables/payables included on the Consolidated Balance Sheet(9)	$52,821	$47,254	$1,421	$2,011
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(365)	$(5)	$—	$—
Less: Non-cash collateral received/paid	(7,478)	(3,345)	(341)	—
Total Net receivables/payables(9)	$44,978	$43,904	$1,080	$2,011

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $13,673 million related to protection purchased and $26,673 million related to protection sold as of December 31, 2013. The credit derivatives trading liabilities comprise $28,158 million related to protection purchased and $12,636 million related to protection sold as of December 31, 2013.

(5)
For the trading assets/liabilities, this is the net amount of the $45,167 million and $43,720 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $39,094 million was used to offset derivative liabilities and, of the gross cash collateral received, $34,893 million was used to offset derivative assets.

(6)
For the other assets/liabilities, this is the net amount of the $82 million and $3,233 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $2,951 million was used to offset derivative assets.

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements. Approximately $392 billion, $317 billion and $5 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, Cleared and Exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received is netted against OTC derivative assets. Cash collateral paid of approximately $33 billion and $6 billion is netted against OTC and Cleared derivative liabilities, respectively.

(9)	The net receivables/payables include approximately $16 billion of both derivative asset and liability fair values not subject to enforceable master netting agreements.

The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income for the three months ended March 31, 2014 and 2013 related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include the offsetting gains/losses on the economically hedged items, to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended March 31,
In millions of dollars	2014	2013
Interest rate contracts	$101	$(185)
Foreign exchange	96	(1,071)
Credit derivatives	(95)	(111)
Total Citigroup	$102	$(1,367)

Accounting for Derivative Hedging
Citigroup accounts for its hedging activities in accordance with ASC 815, Derivatives and Hedging. As a general rule, hedge accounting is permitted where the Company is exposed to a particular risk, such as interest-rate or foreign-exchange risk, that causes changes in the fair value of an asset or liability or variability in the expected future cash flows of an existing asset, liability or a forecasted transaction that may affect earnings.
Derivative contracts hedging the risks associated with the changes in fair value are referred to as fair value hedges, while contracts hedging the risks affecting expected future cash flows are called cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S.-dollar-functional-currency foreign subsidiaries (net investment in a foreign operation) are called net investment hedges.
If certain hedging criteria specified in ASC 815 are met, including testing for hedge effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, changes in the value of the hedging derivative, as well as changes in the value of the related hedged item due to the risk being hedged are reflected in current earnings. For cash flow hedges and net investment hedges, the changes in value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in Citigroup’s stockholders’ equity to the extent the hedge is effective. Hedge ineffectiveness, in either case, is reflected in current earnings.
For asset/liability management hedging, fixed-rate long-term debt is recorded at amortized cost under current GAAP. However, by designating an interest rate contract as a hedging instrument and electing to apply ASC 815 fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with such changes in value recorded in current earnings. The related interest-rate swap also is recorded on the balance sheet at fair value, with any changes in fair value reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is captured in current earnings. Alternatively, a management hedge, which does not meet the ASC 815 hedging criteria, would allow recording only the derivative at fair value on the balance sheet, with its associated changes in fair value recorded in earnings, while the debt would continue to be carried at amortized cost. Therefore, current earnings would be impacted only by the interest rate shifts and other factors that cause a change in the swap’s value. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting. Another alternative for the Company is to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt would be reported in earnings. The related interest rate swap, with changes in fair value, would also be reflected in earnings, and provides a natural offset to the debt’s fair value change. To the extent the two offsets are not exactly equal because the full change in the fair value of the debt includes risks not offset by the interest rate swap, the difference is captured in current earnings.
Key aspects of achieving ASC 815 hedge accounting are documentation of hedging strategy and hedge relationships at the hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

Fair Value Hedges

Hedging of benchmark interest rate risk
Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and certificates of deposit. These types of hedges are designated as fair value hedges of the benchmark interest rate risk associated with the benchmark interest rate commensurate with the currency of the hedged liability. The fixed cash flows of the hedged item are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These fair value hedge relationships use either regression or dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.
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

Hedging of foreign exchange risk
Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. The hedging instrument employed is a forward foreign-exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not Accumulated other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup considers the premium associated with forward contracts (i.e., the differential between spot and contractual forward rates) as the cost of hedging; this is excluded from the assessment of hedge effectiveness and reflected directly in earnings. The dollar-offset method is used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

The following table summarizes the gains (losses) on the Company’s fair value hedges for the three months ended March 31, 2014 and 2013:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
In millions of dollars	2014	2013
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$264	$(934)
Foreign exchange contracts	9	(292)
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$273	$(1,226)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(286)	$932
Foreign exchange hedges	(8)	306
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(294)	$1,238
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(21)	$(2)
Foreign exchange hedges	4	(12)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(17)	$(14)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(1)	$—
Foreign exchange contracts(2)	(3)	26
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$(4)	$26

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates). These amounts are excluded from the assessment of hedge effectiveness and are reflected directly in earnings.

Cash Flow Hedges

Hedging of benchmark interest rate risk
Citigroup hedges variable cash flows associated with floating-rate liabilities and the rollover (re-issuance) of liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps. Citi also hedges variable cash flows from recognized and forecasted floating-rate assets. Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. When certain interest rates do not qualify as a benchmark interest rate, Citigroup designates the risk being hedged as the risk of overall changes in the hedged cash flows. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.

Hedging of foreign exchange risk
Citigroup locks in the functional currency equivalent cash flows of long-term debt and short-term borrowings that are denominated in currencies other than the functional currency of the issuing entity. Depending on the risk management objectives, these types of hedges are designated as either cash flow hedges of only foreign exchange risk or cash flow hedges of both foreign exchange and interest rate risk, and the hedging instruments used are foreign exchange cross-currency swaps and forward contracts. These cash flow hedge relationships use dollar-offset ratio analysis to determine whether the hedging relationships are highly effective at inception and on an ongoing basis.

Hedging of overall changes in cash flows
Citigroup hedges the overall exposure to variability in cash flows related to the future acquisition of mortgage-backed securities using “to be announced” forward contracts. Since the hedged transaction is the gross settlement of the forward contract, the assessment of hedge effectiveness is based on assuring that the terms of the hedging instrument and the hedged forecasted transaction are the same.

Hedging total return
Citigroup generally manages the risk associated with leveraged loans it has originated or in which it participates by transferring a majority of its exposure to the market through SPEs prior to or shortly after funding. Retained exposures to leveraged loans receivable are generally hedged using total return swaps.

The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three months ended March 31, 2014 and 2013 is not significant. The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three Months Ended March 31,
In millions of dollars	2014	2013
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$68	$39
Foreign exchange contracts	(6)	(68)
Credit derivatives	2	4
Total effective portion of cash flow hedges included in AOCI	$64	$(25)
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(61)	$(183)
Foreign exchange contracts	(56)	(43)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(117)	$(226)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of March 31,

2014 is approximately $0.3 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 18 to the Consolidated Financial Statements.

Net Investment Hedges
Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions, ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, options and foreign-currency-denominated debt instruments to manage the foreign exchange risk associated with Citigroup’s equity investments in several non-U.S.-dollar-functional-currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.
For derivatives designated as net investment hedges, Citigroup follows the forward-rate method outlined in ASC 815-35-35-16 through 35-26. According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign currency forward contracts and the time value of foreign currency options, are recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss).
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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(477) million and $489 million for the three months ended March 31, 2014 and 2013, respectively.

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
The Company is a market maker and trades a range of credit derivatives. Through these contracts, the Company either purchases or writes protection on either a single name or a portfolio of reference credits. The Company also uses credit derivatives to help mitigate credit risk in its Corporate and Consumer loan portfolios and other cash positions, and to facilitate client transactions.
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
A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer and receives a return that could be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it but will lose the amount paid to the issuer of the credit-linked note. Thus, the maximum amount of the exposure is the carrying amount of the credit-linked note. As of March 31, 2014 and December 31, 2013, the amount of credit-linked notes held by the Company in trading inventory was immaterial.
The following tables summarize the key characteristics of the Company’s credit derivative portfolio as protection seller as of March 31, 2014 and December 31, 2013:

In millions of dollars at March 31, 2014	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$698,253	$6,449
Broker-dealer	213,391	3,774
Non-financial	3,881	70
Insurance and other financial institutions	217,065	2,001
Total by industry/counterparty	$1,132,590	$12,294
By instrument
Credit default swaps and options	$1,131,225	$12,284
Total return swaps and other	1,365	10
Total by instrument	$1,132,590	$12,294
By rating
Investment grade	$778,666	$2,642
Non-investment grade	353,924	9,652
Total by rating	$1,132,590	$12,294
By maturity
Within 1 year	$206,830	$754
From 1 to 5 years	842,710	7,860
After 5 years	83,050	3,680
Total by maturity	$1,132,590	$12,294

(1)	In addition, fair value amounts payable under credit derivatives purchased were $28,404 million.

(2)	In addition, fair value amounts receivable under credit derivatives sold were $26,706 million.

In millions of dollars at December 31, 2013	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$727,748	$6,520
Broker-dealer	224,073	4,001
Non-financial	2,820	56
Insurance and other financial institutions	188,722	2,059
Total by industry/counterparty	$1,143,363	$12,636
By instrument
Credit default swaps and options	$1,141,864	$12,607
Total return swaps and other	1,499	29
Total by instrument	$1,143,363	$12,636
By rating
Investment grade	$752,640	$3,242
Non-investment grade	390,723	9,394
Total by rating	$1,143,363	$12,636
By maturity
Within 1 year	$221,562	$858
From 1 to 5 years	853,391	7,492
After 5 years	68,410	4,286
Total by maturity	$1,143,363	$12,636

(1)	In addition, fair value amounts payable under credit derivatives purchased were $28,723 million.

(2)	In addition, fair value amounts receivable under credit derivatives sold were $26,673 million.

Citigroup evaluates the payment/performance risk of the credit derivatives for which it stands as a protection seller based on the credit rating assigned to the underlying referenced credit. Where external ratings by nationally recognized statistical rating organizations (such as Moody’s and S&P) are used, investment grade ratings are considered to be Baa/BBB or above, while anything below is considered non-investment grade. The Citigroup internal ratings are in line with the related external credit rating system. Credit derivatives written on an underlying non-investment grade reference credit represent greater payment risk to the Company. The non-investment grade category in the table above also includes credit derivatives where the underlying referenced entity has been downgraded subsequent to the inception of the derivative.
The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the maximum potential amount of future payments for credit protection sold is not representative of the actual loss exposure based on historical experience. This amount has not been reduced by the Company’s rights to the underlying assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event (or settlement trigger) occur, the Company usually is liable for the difference between the protection sold and the recourse it holds in the value of the underlying assets. Thus, if the reference entity defaults, Citi will have a right to collect on the underlying reference credit and any related cash flows, while being liable for the full notional amount of credit protection sold to the buyer. Furthermore, this maximum potential amount of future payments for credit protection sold has not been reduced for any cash collateral paid to a given counterparty, as such payments would be calculated after netting all derivative exposures, including any credit derivatives with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures alone is not possible. The Company actively monitors open credit-risk exposures and manages this exposure by using a variety of strategies, including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at March 31, 2014 and December 31, 2013 was $25 billion and $26 billion, respectively. The Company has posted $23 billion and $24 billion as collateral for this exposure in the normal course of business as of March 31, 2014 and December 31, 2013, respectively.
Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of March 31, 2014, the Company would be required to post an additional $2.1 billion as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2.2 billion.

22.   FAIR VALUE MEASUREMENT
ASC 820-10 Fair Value Measurement, defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Among other things, the standard requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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

Valuation Process for Fair Value Measurements
Price verification procedures and related internal control procedures are governed by the Citigroup Pricing and Price Verification Policy and Standards, which is jointly owned by Finance and Risk Management. Finance has implemented the ICG Pricing and Price Verification Standards and Procedures to facilitate compliance with this policy.
For fair value measurements of substantially all assets and liabilities held by the Company, individual business units are responsible for valuing the trading account assets and liabilities, and Product Control within Finance performs independent price verification procedures to evaluate those fair value measurements. Product Control is independent of the individual business units and reports to the Global Head of Product Control. It has authority over the valuation of financial assets and liabilities. Fair value measurements of assets and liabilities are determined using various techniques, including, but not limited to, discounted cash flows and internal models, such as option and correlation models.
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
The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign-exchange rates, volatilities and correlation. The Company uses overnight indexed swap (OIS) curves as fair value measurement inputs for the valuation of certain collateralized derivatives. Citi uses the relevant benchmark curve for the currency of the derivative (e.g., the London Interbank Offered Rate for U.S. dollar derivatives) as the discount rate for uncollateralized derivatives. Citi has not recognized any valuation adjustments to reflect the cost of funding uncollateralized derivative positions beyond that implied by the relevant benchmark curve. Citi continues to monitor market practices and activity with respect to discounting in derivative valuation.
The derivative instruments are classified as either Level 2 or Level 3 depending upon the observability of the significant inputs to the model.

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

Investments
The investments category includes available-for-sale debt and marketable equity securities whose fair value is generally determined by utilizing similar procedures described for trading securities above or, in some cases, using consensus pricing as the primary source.
Also included in investments are nonpublic investments in private equity and real estate entities held by ICG. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment, as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company’s process for determining the fair value of such securities utilizes commonly accepted valuation techniques, including comparables analysis. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. As discussed in Note 13 to the Consolidated Financial Statements, the Company uses net asset value to value certain of these investments.
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
The Company determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (where performance is linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above in “Trading account assets and liabilities—derivatives”) given the nature of the embedded risk profile. Such instruments are classified as Level 2 or Level 3 depending on the observability of significant inputs to the model.

Alt-A mortgage securities
The Company classifies its Alt-A mortgage securities as held-to-maturity, available-for-sale or trading investments. The securities classified as trading and available-for-sale are recorded at fair value with changes in fair value reported in current earnings and AOCI, respectively. For these purposes, Citi defines Alt-A mortgage securities as non-agency residential mortgage-backed securities (RMBS) where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) for instances where FICO scores are greater than 720, RMBS have 30% or less of the underlying collateral composed of full documentation loans.
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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels

In millions of dollars at March 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$186,439	$3,451	$189,890	$(50,067)	$139,823
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$20,596	$788	$21,384	$—	$21,384
Residential	—	1,627	2,744	4,371	—	4,371
Commercial	—	2,341	241	2,582	—	2,582
Total trading mortgage-backed securities	$—	$24,564	$3,773	$28,337	$—	$28,337
U.S. Treasury and federal agency securities	$15,990	$4,145	$—	$20,135	$—	$20,135
State and municipal	—	2,969	121	3,090	—	3,090
Foreign government	49,760	27,094	373	77,227	—	77,227
Corporate	—	29,215	1,665	30,880	—	30,880
Equity securities	50,719	2,068	1,385	54,172	—	54,172
Asset-backed securities	—	1,262	3,441	4,703	—	4,703
Other trading assets	—	8,527	3,452	11,979	—	11,979
Total trading non-derivative assets	$116,469	$99,844	$14,210	$230,523	$—	$230,523
Trading derivatives
Interest rate contracts	$159	$510,360	$3,093	$513,612
Foreign exchange contracts	44	76,753	1,344	78,141
Equity contracts	2,779	17,951	1,754	22,484
Commodity contracts	246	8,406	663	9,315
Credit derivatives	—	35,711	4,097	39,808
Total trading derivatives	$3,228	$649,181	$10,951	$663,360
Cash collateral paid(3)				$5,690
Netting agreements					$(585,240)
Netting of cash collateral received					(36,153)
Total trading derivatives	$3,228	$649,181	$10,951	$669,050	$(621,393)	$47,657
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,603	$199	$41,802	$—	$41,802
Residential	—	9,791	30	9,821	—	9,821
Commercial	—	472	1	473	—	473
Total investment mortgage-backed securities	$—	$51,866	$230	$52,096	$—	$52,096
U.S. Treasury and federal agency securities	$82,846	$14,641	$7	$97,494	$—	$97,494
State and municipal	$—	$17,212	$1,903	$19,115	$—	$19,115
Foreign government	33,345	56,818	274	90,437	—	90,437
Corporate	8	10,543	531	11,082	—	11,082
Equity securities	3,651	414	831	4,896	—	4,896
Asset-backed securities	—	13,230	1,877	15,107	—	15,107
Other debt securities	—	611	99	710	—	710
Non-marketable equity securities	—	351	4,108	4,459	—	4,459
Total investments	$119,850	$165,686	$9,860	$295,396	$—	$295,396

In millions of dollars at March 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$1,587	$4,142	$5,729	$—	$5,729
Mortgage servicing rights	—	—	2,586	2,586	—	2,586
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,180	$179	$9,359
Cash collateral paid				$73
Netting of cash collateral received					$(3,020)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,180	$179	$9,432	$(3,020)	$6,412
Total assets	$239,547	$1,111,917	$45,379	$1,402,606	$(674,480)	$728,126
Total as a percentage of gross assets(5)	17.1%	79.7%	3.2%
Liabilities
Interest-bearing deposits	$—	$833	$935	$1,768	$—	$1,768
Federal funds purchased and securities loaned or sold under agreements to repurchase	$—	$89,464	$940	$90,404	$(50,067)	$40,337
Trading account liabilities
Securities sold, not yet purchased	68,084	11,362	482	79,928		79,928
Trading derivatives
Interest rate contracts	$149	$496,938	$2,860	$499,947
Foreign exchange contracts	9	74,866	515	75,390
Equity contracts	2,863	25,646	2,990	31,499
Commodity contracts	258	8,288	1,992	10,538
Credit derivatives	—	35,773	4,354	40,127
Total trading derivatives	$3,279	$641,511	$12,711	$657,501
Cash collateral received(6)				$10,163
Netting agreements					$(585,240)
Netting of cash collateral paid					(38,312)
Total trading derivatives	$3,279	$641,511	$12,711	$667,664	$(623,552)	$44,112
Short-term borrowings	$—	$4,072	$27	$4,099	$—	$4,099
Long-term debt	—	19,208	8,646	27,854	—	27,854
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,000	$3	$2,003
Cash collateral received(7)				$292
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$2,000	$3	$2,295		$2,295
Total liabilities	$71,363	$768,450	$23,744	$874,012	$(673,619)	$200,393
Total as a percentage of gross liabilities(5)	8.3%	89.0%	2.7%

(1)
For the three months ended March 31, 2014, the Company transferred assets of approximately $1.2 billion and liabilities of approximately $1.4 billion from Level 1 to Level 2 primarily due to Citi refining its methodology for certain equity contracts to reflect the prevalence of off-exchange trading. During the three months ended March 31, 2014, the Company transferred assets of approximately $2.1 billion from Level 2 to Level 1, almost all related to foreign government bonds, reflecting trading in liquid markets.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $44,002 million of gross cash collateral paid, of which $38,312 million was used to offset derivative liabilities.

(4)	There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(6)	Reflects the net amount of $46,316 million of gross cash collateral received, of which $36,153 million was used to offset derivative assets.

(7)	Reflects the net amount of $3,312 million of gross cash collateral received, of which $3,020 million was used to offset derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$172,848	$3,566	$176,414	$(34,933)	$141,481
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,861	1,094	23,955	—	23,955
Residential	—	1,223	2,854	4,077	—	4,077
Commercial	—	2,318	256	2,574	—	2,574
Total trading mortgage-backed securities	$—	$26,402	$4,204	$30,606	$—	$30,606
U.S. Treasury and federal agency securities	$12,080	$2,757	$—	$14,837	$—	$14,837
State and municipal	—	2,985	222	3,207	—	3,207
Foreign government	49,220	25,220	416	74,856	—	74,856
Corporate	—	28,699	1,835	30,534	—	30,534
Equity securities	58,761	1,958	1,057	61,776	—	61,776
Asset-backed securities	—	1,274	4,342	5,616	—	5,616
Other trading assets	—	8,491	3,184	11,675	—	11,675
Total trading non-derivative assets	$120,061	$97,786	$15,260	$233,107	$—	$233,107
Trading derivatives
Interest rate contracts	$11	$624,902	$3,467	$628,380
Foreign exchange contracts	40	91,189	1,325	92,554
Equity contracts	5,793	17,611	1,473	24,877
Commodity contracts	506	7,775	801	9,082
Credit derivatives	—	37,336	3,010	40,346
Total trading derivatives	$6,350	$778,813	$10,076	$795,239
Cash collateral paid(3)				$6,073
Netting agreements					$(713,598)
Netting of cash collateral received					(34,893)
Total trading derivatives	$6,350	$778,813	$10,076	$801,312	$(748,491)	$52,821
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,810	$187	$41,997	$—	$41,997
Residential	—	10,103	102	10,205	—	10,205
Commercial	—	453	—	453	—	453
Total investment mortgage-backed securities	$—	$52,366	$289	$52,655	$—	$52,655
U.S. Treasury and federal agency securities	$69,139	$18,449	$8	$87,596	$—	$87,596
State and municipal	$—	$17,297	$1,643	$18,940	$—	$18,940
Foreign government	35,179	60,948	344	96,471	—	96,471
Corporate	4	10,841	285	11,130	—	11,130
Equity securities	2,583	336	815	3,734	—	3,734
Asset-backed securities	—	13,314	1,960	15,274	—	15,274
Other debt securities	—	661	50	711	—	711
Non-marketable equity securities	—	358	4,347	4,705	—	4,705
Total investments	$106,905	$174,570	$9,741	$291,216	$—	$291,216

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$886	$4,143	$5,029	$—	$5,029
Mortgage servicing rights	—	—	2,718	2,718	—	2,718
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,811	$181	$9,992
Cash collateral paid				$82
Netting of cash collateral received					$(2,951)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,811	$181	$10,074	$(2,951)	$7,123
Total assets	$233,316	$1,234,714	$45,685	$1,519,870	$(786,375)	$733,495
Total as a percentage of gross assets(5)	15.4%	81.6%	3.0%
Liabilities
Interest-bearing deposits	$—	$787	$890	$1,677	$—	$1,677
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	85,576	902	86,478	(34,933)	51,545
Trading account liabilities
Securities sold, not yet purchased	51,035	9,883	590	61,508		61,508
Trading account derivatives
Interest rate contracts	$12	$614,586	$2,628	$617,226
Foreign exchange contracts	29	87,978	630	88,637
Equity contracts	5,783	26,178	2,331	34,292
Commodity contracts	363	7,613	2,194	10,170
Credit derivatives	—	37,510	3,284	40,794
Total trading derivatives	$6,187	$773,865	$11,067	$791,119
Cash collateral received(6)				$8,827
Netting agreements					$(713,598)
Netting of cash collateral paid					(39,094)
Total trading derivatives	$6,187	$773,865	$11,067	$799,946	$(752,692)	$47,254
Short-term borrowings	—	3,663	29	3,692	—	3,692
Long-term debt	—	19,256	7,621	26,877	—	26,877
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,719	$10	$1,729
Cash collateral received(7)				$282
Non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,719	$10	$2,011		$2,011
Total liabilities	$57,222	$894,749	$21,109	$982,189	$(787,625)	$194,564
Total as a percentage of gross liabilities(5)	5.9%	91.9%	2.2%

(1)
For the three months ended March 31, 2013, the Company transferred assets of $0.5 billion from Level 1 to Level 2, primarily related to foreign government bonds, which were traded with less frequency. During the three months ended March 31, 2013, the Company transferred assets of $49.0 billion from Level 2 to Level 1, almost all of which related to U.S. Treasury securities held across the Company’s major investment portfolios where Citi obtained additional information from its external pricing sources to meet the criteria for Level 1 classification as of March 31, 2013. During the three months ended March 31, 2013, the Company transferred liabilities of $11 million from Level 1 to Level 2, and liabilities of $21 million from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $45,167 million of gross cash collateral paid, of which $39,094 million was used to offset derivative liabilities.

(4)	There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(6)	Reflects the net amount of $43,720 million of gross cash collateral received, of which $34,893 million was used to offset derivative assets.

(7)	Reflects the net amount of $3,233 million of gross cash collateral received, of which $2,951 million was used to offset derivative assets.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2014 and 2013. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,566	$(1)	$—	$51	$—	$—	$—	$—	$(165)	$3,451	$(1)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,094	$81	$—	$179	$(385)	$154	$3	$(321)	$(17)	$788	$10
Residential	2,854	157	—	74	(153)	976	—	(1,164)	—	2,744	41
Commercial	256	5	—	35	(24)	32	—	(63)	—	241	5
Total trading mortgage-backed securities	$4,204	$243	$—	$288	$(562)	$1,162	$3	$(1,548)	$(17)	$3,773	$56
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	222	2	—	11	(104)	9	—	(19)	—	121	3
Foreign government	416	(6)	—	49	(85)	138	—	(139)	—	373	(5)
Corporate	1,835	27	—	187	(145)	592	—	(828)	(3)	1,665	(30)
Equity securities	1,057	(171)	—	35	(5)	532	—	(63)	—	1,385	267
Asset-backed securities	4,342	269	—	33	(175)	943	—	(1,971)	—	3,441	164
Other trading assets	3,184	23	—	575	(464)	1,064	—	(864)	(66)	3,452	21
Total trading non-derivative assets	$15,260	$387	$—	$1,178	$(1,540)	$4,440	$3	$(5,432)	$(86)	$14,210	$476
Trading derivatives, net(4)
Interest rate contracts	839	(348)	—	36	9	18	—	(46)	(275)	233	(367)
Foreign exchange contracts	695	138	—	(11)	19	1	—	—	(13)	829	211
Equity contracts	(858)	152	—	(518)	52	150	—	(94)	(120)	(1,236)	(225)
Commodity contracts	(1,393)	75	—	30	31	—	—	—	(72)	(1,329)	67
Credit derivatives	(274)	(63)	—	(61)	(30)	1	—	(3)	173	(257)	(234)
Total trading derivatives, net(4)	$(991)	$(46)	$—	$(524)	$81	$170	$—	$(143)	$(307)	$(1,760)	$(548)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2014
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$187	$—	$48	$24	$(37)	$17	$—	$(39)	$(1)	$199	$—
Residential	102	—	23	13	—	17	—	(125)	—	30	2
Commercial	—	—	—	1	—	—	—	—	—	1	—
Total investment mortgage-backed securities	$289	$—	$71	$38	$(37)	$34	$—	$(164)	$(1)	$230	$2
U.S. Treasury and federal agency securities	$8	$—	$—	$—	$—	$—	$—	$(1)	$—	$7	$—
State and municipal	1,643	—	36	254	(285)	373	—	(118)	—	1,903	26
Foreign government	344	—	2	22	(42)	49	—	(78)	(23)	274	(4)
Corporate	285	—	(1)	2	(1)	247	—	(1)	—	531	(2)
Equity securities	815	—	16	6	—	1	—	(7)	—	831	(4)
Asset-backed securities	1,960	—	8	—	(42)	48	—	(97)	—	1,877	1
Other debt securities	50	—	(1)	—	—	50	—	—	—	99	—
Non-marketable equity securities	4,347	—	49	67	—	252	—	(83)	(524)	4,108	1
Total investments	$9,741	$—	$180	$389	$(407)	$1,054	$—	$(549)	$(548)	$9,860	$20
Loans	$4,143	$—	$(28)	$—	$—	$153	$50	$(79)	$(97)	$4,142	$(108)
Mortgage servicing rights	2,718	—	(114)	—	—	—	50	28	(96)	2,586	(115)
Other financial assets measured on a recurring basis	181	—	(2)	—	—	—	36	(4)	(32)	179	(4)
Liabilities
Interest-bearing deposits	$890	$—	$(70)	$—	$—	$—	$—	$—	$(25)	$935	$(19)
Federal funds purchased and securities loaned or sold under agreements to repurchase	902	(7)	—	—	—	31	—	—	—	940	(9)
Trading account liabilities
Securities sold, not yet purchased	590	10	—	18	(29)	—	—	150	(237)	482	(13)
Short-term borrowings	29	(17)	—	—	—	—	1	—	(20)	27	—
Long-term debt	7,621	(284)	25	959	(854)	—	940	—	(279)	8,646	(118)
Other financial liabilities measured on a recurring basis	10	—	—	—	—	—	1	(3)	(5)	3	(1)

(1)
Changes in fair value for available-for-sale investments are recorded in Accumulated other comprehensive income (loss), unless other-than-temporarily impaired, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value for available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2014.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$5,043	$(13)	$—	$598	$(1,279)	$—	$—	$—	$—	$4,349	$(43)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,325	$49	$—	$392	$(402)	$280	$26	$(368)	$(24)	$1,278	$30
Residential	1,805	171	—	98	(176)	727	—	(506)	(7)	2,112	56
Commercial	1,119	54	—	89	(36)	67	—	(866)	(17)	410	1
Total trading mortgage-backed securities	$4,249	$274	$—	$579	$(614)	$1,074	$26	$(1,740)	$(48)	$3,800	$87
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	195	1	—	—	—	19	—	(6)	—	209	2
Foreign government	311	2	—	6	(36)	65	—	(120)	—	228	1
Corporate	2,030	(104)	—	76	(17)	568	—	(443)	(374)	1,736	(303)
Equity securities	264	37	—	23	(63)	78	—	(60)	—	279	23
Asset-backed securities	4,453	224	—	38	(32)	1,583	—	(1,856)	—	4,410	(53)
Other trading assets	2,321	98	—	139	(427)	744	—	(516)	(99)	2,260	(7)
Total trading non-derivative assets	$13,823	$532	$—	$861	$(1,189)	$4,131	$26	$(4,741)	$(521)	$12,922	$(250)
Trading derivatives, net(4)
Interest rate contracts	181	(27)	—	514	(167)	91	—	(15)	(279)	298	(43)
Foreign exchange contracts	—	98	—	10	(10)	9	—	(7)	40	140	(128)
Equity contracts	(1,448)	92	—	(22)	81	49	—	(61)	(165)	(1,474)	(101)
Commodity contracts	(771)	54	—	8	(2)	3	—	(7)	78	(637)	137
Credit derivatives	(342)	(103)	—	8	(129)	8	—	—	402	(156)	106
Total trading derivatives, net(4)	$(2,380)	$114	$—	$518	$(227)	$160	$—	$(90)	$76	$(1,829)	$(29)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,458	$—	$3	$1,633	$(1,031)	$471	$—	$—	$(8)	$2,526	$3
Residential	205	—	9	60	(205)	117	—	—	—	186	9
Commercial	—	—	—	—	—	—	—	—	—	—	—
Total investment mortgage-backed securities	$1,663	$—	$12	$1,693	$(1,236)	$588	$—	$—	$(8)	$2,712	$12
U.S. Treasury and federal agency securities	$12	$—	$—	$—	$—	$—	$—	$(1)	$—	$11	$—
State and municipal	849	—	(17)	7	(117)	81	—	(55)	—	748	(40)
Foreign government	383	—	1	22	(174)	130	—	(67)	(27)	268	(4)
Corporate	385	—	1	100	(12)	14	—	(143)	—	345	—
Equity securities	773	—	2	—	—	1	—	(9)	—	767	1
Asset-backed securities	2,220	—	38	1,192	—	692	—	(17)	(310)	3,815	(70)
Other debt securities	258	—	—	—	(205)	—	—	(1)	—	52	—
Non-marketable equity securities	5,364	—	69	—	—	40	—	(21)	(165)	5,287	136
Total investments	$11,907	$—	$106	$3,014	$(1,744)	$1,546	$—	$(314)	$(510)	$14,005	$35

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2013
Loans	$4,931	$—	$(75)	$—	$—	$95	$7	$(63)	$(381)	$4,514	$(26)
Mortgage servicing rights	1,942	—	190	—	—	—	172	(1)	(100)	2,203	191
Other financial assets measured on a recurring basis	2,452	—	36	1	—	138	290	(5)	(484)	2,428	32
Liabilities
Interest-bearing deposits	$786	$—	$(16)	$22	$—	$—	$25	$—	$(15)	$834	$(56)
Federal funds purchased and securities loaned or sold under agreements to repurchase	841	27	—	201	—	—	—	38	—	1,053	14
Trading account liabilities
Securities sold, not yet purchased	365	19	—	20	(5)	—	—	46	(72)	335	125
Short-term borrowings	112	42	—	—	—	—	1	—	(18)	53	(19)
Long-term debt	6,726	(9)	33	635	(465)	—	284	(1)	(308)	6,847	(113)
Other financial liabilities measured on a recurring basis	24	—	1	2	(2)	(2)	2	—	(7)	16	—

(1)
Changes in fair value for available-for-sale investments are recorded in Accumulated other comprehensive income (loss), unless other-than-temporarily impaired, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

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
Level 3 Fair Value Rollforward
For the period December 31, 2013 to March 31, 2014, there were no significant Level 3 transfers.
The following were the significant Level 3 transfers for the period December 31, 2012 to March 31, 2013:

•
    Transfers of Federal funds sold and securities borrowed or purchased under agreements to resell of $1.3 billion from Level 3 to Level 2 related to the shortening of the remaining tenor of certain structured reverse repos. There has been more transparency and observability for repo curves used in the valuation of structured reverse repos with tenors up to five years; thus, structured reverse repos maturing within five years are generally classified as Level 2.

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

The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2014 and December 31, 2013. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of March 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,232	Model-based	Interest rate	1.44%	2.13%	1.99%
Mortgage-backed securities	$2,945	Price-based	Price	$0.03	$127.21	$74.90
773	Yield analysis	Yield	0.02%	22.15%	9.17%
State and municipal, foreign government, corporate and other debt securities	$5,746	Price-based	Price	$—	$140.00	$88.12
1,421	Model-based	Credit spread	60 bps	600 bps	221 bps
875	Cash flow
Equity securities(5)	$1,302	Price-based	Price (5)	$—	$1,249.93	$172.30
836	Cash Flow	Yield	4.00%	5.00%	4.50%
WAL	0.01 years	3.23 years	1.35 years
Asset-backed securities	$3,839	Price-based	Price	$—	$100.00	$71.43
1,296	Model-based	Credit spread	294 bps	294 bps	294 bps
Non-marketable equity	$1,953	Price-based	Fund NAV	$83	$161,948,031	$59,774,099
1,619	Comparables analysis	EBITDA multiples	4.20	x	16.60	x	9.84	x
520	Cash flow	Discount to price	—%	90.00%	4.00%
Price-to-book ratio	0.90	x	1.02	x	1.00	x
PE ratio	8.60	x	9.48	x	9.05	x
Derivatives—Gross(6)
Interest rate contracts (gross)	$5,808	Model-based	Interest rate (IR) lognormal volatility	11.70%	86.32%	21.52%
Foreign exchange contracts (gross)	$1,563	Model-based	Foreign exchange (FX) volatility	2.00%	26.00%	12.48%
296	Cash flow	IR-FX correlation	(29.05)%	60.00%	48.48%
IR-IR correlation	40.00%	68.41%	40.55%
Credit spread	13 bps	419 bps	145 bps
Interest rate	3.95%	9.61%	6.22%
Equity contracts (gross)(7)	$4,257	Model-based	Equity volatility	2.30%	77.86%	26.24%
456	Price-based	Equity forward	77.40%	132.00%	97.32%
Equity-equity correlation	(81.30)%	99.40%	45.30%
Equity-FX correlation	(70.00)%	65.00%	(14.64)%
Price	$—	$120.25	$79.67
Commodity contracts (gross)	$2,646	Model-based	Commodity volatility	5.00%	146.00%	15.00%

As of March 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Commodity correlation	(75.00)%	90.00%	29.00%
Forward price	72.07%	117.26%	99.52%
Credit derivatives (gross)	$6,698	Model-based	Recovery rate	7.00%	68.50%	28.32%
1,743	Price-based	Credit correlation	5.00%	95.00%	53.57%
Price	$—	$120.25	$37.39
Credit spread	1 bps	1,378 bps	120 bps
Upfront points	3.80	97.41	79.98
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$92	Price-based	EBITDA multiples	5.10	x	12.30	x	11.74	x
52	Comparables analysis	PE ratio	9.00	x	9.00	x	9.00	x
38	Model-based	Price-to-book Ratio	1.02	x	1.02	x	1.02	x
Price	$108.70	$108.70	$108.70
Fund NAV	$1.00	$9,895,008	$8,470,964
Discount to price	—%	35.00%	10.71%
Redemption Rate	3.00%	99.50%	68.25%
Loans	$2,111	Price-based	Price	$0.02	$105.17	$91.48
1,155	Cash flow	Yield	1.60%	4.50%	2.10%
463	Yield analysis	Credit spread	42 bps	1,600 bps	386 bps
Mortgage servicing rights	$2,492	Cash flow	Yield	—%	52.75%	7.13%
WAL	3.54 years	11.59 years	5.83 years
Liabilities
Interest-bearing deposits	$935	Model-based	Equity volatility	13.80%	39.79%	26.05%
Mean reversion	1.00%	20.00%	10.50%
Equity-IR correlation	25.00%	29.00%	25.82%
Forward price	72.07%	117.26%	99.52%
Commodity correlation	(75.00)%	90.00%	29.00%
Commodity volatility	5.00%	146.00%	15.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$941	Model-based	Interest rate	1.01%	2.99%	2.54%
Trading account liabilities
Securities sold, not yet purchased	$296	Model-based	Credit-IR correlation	(70.49)%	7.47%	(41.41)%
$172	Price-based	Price	$—	$113.75	$91.96
Short-term borrowings and long-term debt	$5,870	Model-based	IR lognormal volatility	11.70%	86.32%	21.44%
1,957	Cash flow	Equity forward	77.40%	132.00%	97.74%
844	Price-based	Equity volatility	2.30%	42.00%	15.51%
Commodity correlation	(75.00)%	90.00%	29.00%
Commodity volatility	5.00%	146.00%	15.00%
Price	$0.22	$105.17	$82.37
Forward Price	72.07%	117.26%	99.52%

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,299	Model-based	Interest rate	1.33%		2.19%		2.04%
Mortgage-backed securities	$2,869	Price-based	Price	$0.10		$117.78		77.60
	1,241	Yield analysis	Yield	0.03%		21.80%		8.66%
State and municipal, foreign government, corporate and other debt securities	$5,361	Price-based	Price	$—		$126.49		$87.47
	2,014	Cash flow	Credit spread	11 bps		375 bps		213 bps
Equity securities(5)	$947	Price-based	Price (5)	$0.31		$93.66		$86.90
	827	Cash flow	Yield	4.00%		5.00%		4.50%
			WAL	0.01 years		3.55 years		1.38 years
Asset-backed securities	$4,539	Price-based	Price	$—		$135.83		$70.89
	1,300	Model-based	Credit spread	25 bps		378 bps		302 bps
Non-marketable equity	$2,324	Price-based	Fund NAV	$612		$336,559,340		$124,080,454
	1,470	Comparables analysis	EBITDA multiples	4.20	x	16.90	x	9.78	x
	533	Cash flow	Discount to price	—%		75.00%		3.47%
			Price-to-book ratio	0.90	x	1.05	x	1.02	x
			PE ratio	9.10	x	9.10	x	9.10	x
Derivatives—Gross(6)
Interest rate contracts (gross)	$5,721	Model-based	Interest rate (IR) lognormal volatility	10.60%		87.20%		21.16%
Foreign exchange contracts (gross)	$1,727	Model-based	Foreign exchange (FX) volatility	1.00%		28.00%		13.45%
	189	Cash flow	Interest rate	0.11%		13.88%		6.02%
			IR-FX correlation	40.00%		60.00%		50.00%
			IR-IR correlation	40.00%		68.79%		40.52%
			Credit spread	25 bps		419 bps		162 bps
Equity contracts (gross)(7)	$3,189	Model-based	Equity volatility	10.02%		73.48%		29.87%
	563	Price-based	Equity forward	79.10%		141.00%		100.24%
			Equity-equity correlation	(81.30)%		99.40%		48.45%
			Equity-FX correlation	(70.00)%		55.00%		0.60%
			Price	$—		$118.75		$88.10
Commodity contracts (gross)	$2,988	Model-based	Commodity volatility	4.00%		146.00%		15.00%
			Commodity correlation	(75.00)%		90.00%		32.00%
			Forward price	23.00%		242.00%		105.00%
Credit derivatives (gross)	$4,767	Model-based	Recovery rate	20.00%		64.00%		38.11%
	1,520	Price-based	Credit correlation	5.00%		95.00%		47.43%
			Price	$0.02		$115.20		$29.83
			Credit spread	3 bps		1,335 bps		203 bps
			Upfront points	2.31		100.00		57.69
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$82	Price-based	EBITDA multiples	5.20	x	12.60	x	12.08	x
	60	Comparables analysis	PE ratio	6.90	x	6.90	x	6.90	x
	38	Model-based	Price-to-book Ratio	1.05	x	1.05	x	1.05	x
			Price	$—		$105.10		$71.25
			Fund NAV	$1.00		$10,688,600		$9,706,488
			Discount to price	—%		35.00%		16.36%

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Loans	$2,153	Price-based	Price	$—	$103.75	$91.19
	1,422	Model-based	Yield	1.60%	4.50%	2.10%
	549	Yield analysis	Credit spread	49 bps	1,600 bps	302 bps
Mortgage servicing rights	$2,625	Cash flow	Yield	3.64%	12.00%	7.19%
			WAL	2.27 years	9.44 years	6.12 years
Liabilities
Interest-bearing deposits	$890	Model-based	Equity volatility	14.79%	42.15%	27.74%
			Mean reversion	1.00%	20.00%	10.50%
			Equity-IR correlation	9.00%	20.50%	19.81%
			Forward price	23.00%	242.00%	105.00%
			Commodity correlation	(75.00)%	90.00%	32.00%
			Commodity volatility	4.00%	146.00%	15.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$902	Model-based	Interest rate	0.47%	3.66%	2.71%
Trading account liabilities
Securities sold, not yet purchased	$289	Model-based	Credit spread	166 bps	180 bps	175 bps
	$273	Price-based	Credit-IR correlation	(68.00)%	5.00%	(50.00)%
			Price	$—	$124.25	$99.75
Short-term borrowings and long-term debt	$6,781	Model-based	IR lognormal volatility	10.60%	87.20%	20.97%
	868	Price-based	Equity forward	79.10%	141.00%	99.51%
			Equity volatility	10.70%	57.20%	19.41%
			Equity-FX correlation	(70.00)%	55.00%	0.60%
			Equity-equity correlation	(81.30)%	99.40%	48.30%
			Interest rate	4.00%	10.00%	5.00%
			Price	$0.63	$103.75	$80.73
			Forward price	23.00%	242.00%	101.00%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(4)	Weighted averages are calculated based on the fair value of the instrument.

(5)	For equity securities, the price input is expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held as of March 31, 2014 and December 31, 2013, for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2014
Loans held-for-sale	$3,623	$2,309	$1,314
Other real estate owned	131	18	113
Loans(1)	3,319	2,535	784
Total assets at fair value on a nonrecurring basis	$7,073	$4,862	$2,211

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2013
Loans held-for-sale	$3,483	$2,165	$1,318
Other real estate owned	138	15	123
Loans(1)	4,713	3,947	766
Total assets at fair value on a nonrecurring basis	$8,334	$6,127	$2,207

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of March 31, 2014 and December 31, 2013:

As of March 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$1,084	Price-based	Price	$87.50	$100.00	$98.95
	179	Cash flow	Credit spread	45 bps	70 bps	52 bps
Other real estate owned	$90	Price-based	Appraised Value	$362,658	$8,518,230	$5,602,488
			Discount to price(4)	34.00%	60.00%	42.00%
Loans(3)	$729	Price-based	Discount to price(4)	34.00%	39.00%	35.00%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$912	Price-based	Price	$60.00	$100.00	$98.77
	393	Cash flow	Credit spread	45 bps	80 bps	64 bps
Other real estate owned	$98	Price-based	Discount to price(4)	34.00%	59.00%	39.00%
	17	Cash Flow	Price	$60.46	$100.00	$96.67
			Appraised Value	$636,249	$15,897,503	$11,392,478
Loans(3)	$581	Price-based	Discount to price(4)	34.00%	39.00%	35.00%
	109	Model-based	Price	$52.40	$68.39	$65.32
			Appraised Value	$6,500,000	$86,000,000	$43,532,719

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Prices are based on appraised values.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2014 and March 31, 2013:

	Three Months Ended
In millions of dollars	March 31, 2014	March 31, 2013
Loans held-for-sale	$74	$(81)
Other real estate owned	(7)	(6)
Loans(1)	(211)	(249)
Total nonrecurring fair value gains (losses)	$(144)	$(336)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The table below presents the carrying value and fair value of Citigroup’s financial instruments that are not carried at fair value. The table below therefore excludes items measured at fair value on a recurring basis presented in the tables above.
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

	March 31, 2014		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.5	$19.0	$5.3	$11.4	$2.3
Federal funds sold and securities borrowed or purchased under agreements to resell	123.6	123.6	—	113.1	10.5
Loans(1)(2)	636.7	635.4	—	5.2	630.2
Other financial assets(2)(3)	268.0	268.0	9.6	197.1	61.3
Liabilities
Deposits	$964.5	$962.7	$—	$774.6	$188.1
Federal funds purchased and securities loaned or sold under agreements to repurchase	150.3	150.3	—	144.3	6.0
Long-term debt(4)	194.9	201.4	—	174.8	26.6
Other financial liabilities(5)	143.6	143.6	—	40.6	103.0

	December 31, 2013		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.8	$19.3	$5.3	$11.9	$2.1
Federal funds sold and securities borrowed or purchased under agreements to resell	115.6	115.6	—	105.5	10.1
Loans(1)(2)	637.9	635.1	—	5.6	629.5
Other financial assets(2)(3)	254.2	254.2	9.4	191.7	53.1
Liabilities
Deposits	$966.6	$965.6	$—	$776.4	$189.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	152.0	152.0	—	147.1	4.9
Long-term debt(4)	194.2	201.3	—	175.6	25.7
Other financial liabilities(5)	136.2	136.2	—	41.2	95.0

(1)
The carrying value of loans is net of the Allowance for loan losses of $18.9 billion for March 31, 2014 and $19.6 billion for December 31, 2013. In addition, the carrying values exclude $2.9 billion and $2.9 billion of lease finance receivables at March 31, 2014 and December 31, 2013, respectively.

(2)	Includes items measured at fair value on a nonrecurring basis.

(3)
Includes cash and due from banks, deposits with banks, brokerage receivables, reinsurance recoverable and other financial instruments included in Other assets on the Consolidated Balance Sheet, for all of which the carrying value is a reasonable estimate of fair value.

(4)	The carrying value includes long-term debt balances under qualifying fair value hedges.

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
The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2014 and December 31, 2013 were liabilities of $6.1 billion and $5.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

23.   FAIR VALUE ELECTIONS
The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The election is made upon the initial recognition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The changes in fair value are recorded in current earnings. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 22 to the Consolidated Financial Statements.

All servicing rights are recognized initially at fair value. The Company has elected fair value accounting for its mortgage servicing rights. See Note 20 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.
The following table presents, as of March 31, 2014 and 2013, the changes in fair value gains and losses for the three months ended March 31, 2014 and 2013 associated with those items for which the fair value option was elected:

	Changes in fair value gains (losses) for the three months ended March 31,
In millions of dollars	2014	2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell selected portfolios of securities purchased under agreements to resell and securities borrowed	$1,026	$(169)
Trading account assets	190	8
Investments	32	(42)
Loans
Certain Corporate loans(1)	14	23
Certain Consumer loans(1)	(24)	(34)
Total loans	$(10)	$(11)
Other assets
MSRs	$(84)	$190
Certain mortgage loans held for sale(2)	120	543
Certain equity method investments	(3)	1
Total other assets	$33	$734
Total assets	$1,271	$520
Liabilities
Interest-bearing deposits	$(5)	$19
Federal funds purchased and securities loaned or sold under agreements to repurchase selected portfolios of securities sold under agreements to repurchase and securities loaned	(6)	23
Trading account liabilities	6	(28)
Short-term borrowings	4	27
Long-term debt	(167)	(28)
Total liabilities	$(168)	$13

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810 Consolidation (SFAS 167) on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.
Own Debt Valuation Adjustments
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a gain of $34 million and a loss of $210 million for the three months ended

March 31, 2014 and 2013, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,618	$4,788	$9,262	$4,058
Aggregate unpaid principal balance in excess of (less than) fair value	127	(55)	4	(94)
Balance of non-accrual loans or loans more than 90 days past due	93	—	97	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	105	—	41	—
In addition to the amounts reported above, $2,421 million and $2,308 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2014 and December 31, 2013, respectively.
Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2014 and 2013 due to instrument-specific credit risk totaled to a loss of $35 million and a gain of $1 million, respectively.

Certain investments in unallocated precious metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $1.1 billion at March 31, 2014 and approximately $1.3 billion at December 31, 2013. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of March 31, 2014, there were approximately $15.1 billion and $8.8 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

Certain investments in private equity and real estate ventures and certain equity method and other investments
Citigroup invests in private equity and real estate ventures for the purpose of earning investment returns and for capital appreciation. The Company has elected the fair value option for certain of these ventures, because such investments are considered similar to many private equity or hedge fund activities in Citi’s investment companies, which are reported at fair value. The fair value option brings consistency in the accounting and evaluation of these investments. All investments (debt and equity) in such private equity and real estate entities are accounted for at fair value. These investments are classified as Investments on Citigroup’s Consolidated Balance Sheet.
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
Citigroup also elects the fair value option for certain non-marketable equity securities whose risk is managed with derivative instruments that are accounted for at fair value through earnings. These securities are classified as Trading account assets on Citigroup’s Consolidated Balance Sheet. Changes in the fair value of these securities and the related derivative instruments are recorded in Principal transactions.

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

The following table provides information about certain mortgage loans HFS carried at fair value at March 31, 2014 and December 31, 2013:

In millions of dollars	March 31, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$1,475	$2,089
Aggregate fair value in excess of unpaid principal balance	55	48
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—
The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2014 and 2013 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.
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
With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup’s Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company’s Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $25 million and $33 million for the three months ended March 31, 2014 and 2013, respectively.

The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup’s Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company’s Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $210 million and $223 million as of March 31, 2014 and December 31, 2013, respectively.

The following table provides information about Corporate and Consumer loans of consolidated VIEs carried at fair value at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$8	$887	$14	$910
Aggregate unpaid principal balance in excess of fair value	9	194	7	212
Balance of non-accrual loans or loans more than 90 days past due	—	88	—	81
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	86	—	106
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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at March 31, 2014 and December 31, 2013:

In billions of dollars	March 31, 2014	December 31, 2013
Interest rate linked	$10.1	$9.8
Foreign exchange linked	0.4	0.5
Equity linked	7.3	7.0
Commodity linked	2.0	1.8
Credit linked	3.3	3.5
Total	$23.1	$22.6
The change in fair value for these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Changes in fair value for these structured liabilities include an economic component for accrued interest, which is included in the change in fair value reported in Principal transactions.

Certain non-structured liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates (non-structured liabilities). The Company has elected the fair value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. The change in fair value for these non-structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Related interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income.

The following table provides information about long-term debt carried at fair value, excluding debt issued by consolidated VIEs, at March 31, 2014 and December 31, 2013:

In millions of dollars	March 31, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$26,972	$25,968
Aggregate unpaid principal balance in excess of (less than) fair value	(934)	(866)
The following table provides information about short-term borrowings carried at fair value at March 31, 2014 and December 31, 2013:

In millions of dollars	March 31, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$4,099	$3,692
Aggregate unpaid principal balance in excess of (less than) fair value	(1)	(38)

24.   GUARANTEES AND COMMITMENTS
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
The following tables present information about Citi’s guarantees at March 31, 2014 and December 31, 2013:

	Maximum potential amount of future payments
In billions of dollars at March 31, 2014 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$29.2	$72.5	$101.7	$400.3
Performance guarantees	7.7	4.6	12.3	39.5
Derivative instruments considered to be guarantees	15.0	66.6	81.6	924.0
Loans sold with recourse	—	0.3	0.3	19.8
Securities lending indemnifications(1)	102.3	—	102.3	—
Credit card merchant processing(1)	81.9	—	81.9	—
Custody indemnifications and other	—	36.8	36.8	—
Total	$236.1	$180.8	$416.9	$1,383.6

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$28.8	$71.4	$100.2	$428.8
Performance guarantees	7.6	4.9	12.5	41.8
Derivative instruments considered to be guarantees	6.0	61.6	67.6	797.0
Loans sold with recourse	—	0.3	0.3	22.3
Securities lending indemnifications(1)	79.2	—	79.2	—
Credit card merchant processing(1)	85.9	—	85.9	—
Custody indemnifications and other	—	36.3	36.3	—
Total	$207.5	$174.5	$382.0	$1,289.9

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

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

Derivative instruments considered to be guarantees
Derivatives are financial instruments whose cash flows are based on a notional amount and an underlying instrument, reference credit or index, where there is little or no initial investment, and whose terms require or permit net settlement. For a discussion of Citi’s derivatives activities, see Note 21 to the Consolidated Financial Statements.
Derivative instruments considered to be guarantees include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument, that is related to an asset, a liability or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). Credit derivatives sold by Citi are excluded from the tables above as they are disclosed separately in Note 21 to the Consolidated Financial Statements. In instances where Citi’s maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

Loans sold with recourse
Loans sold with recourse represent Citi’s obligations to reimburse the buyers for loan losses under certain circumstances. Recourse refers to the clause in a sales agreement under which a seller/lender will fully reimburse the buyer/investor for any losses resulting from the purchased loans. This may be accomplished by the seller taking back any loans that become delinquent.
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $333 million and $341 million at March 31, 2014 and December 31, 2013, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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

Credit card merchant processing
Credit card merchant processing guarantees represent the Company’s indirect obligations in connection with: (i) providing transaction processing services to various merchants with respect to its private-label cards; and (ii) potential liability for bank card transaction processing services. The nature of the liability in either case arises as a result of a billing dispute between a merchant and a cardholder that is ultimately resolved in the cardholder’s favor. The merchant is liable to refund the amount to the cardholder. In general, if the credit card processing company is unable to collect this amount from the merchant, the credit card processing company bears the loss for the amount of the credit or refund paid to the cardholder.
With regard to (i) above, Citi has the primary contingent liability with respect to its portfolio of private-label merchants. The risk of loss is mitigated as the cash flows between Citi and the merchant are settled on a net basis and Citi has the right to offset any payments with cash flows otherwise due to the merchant. To further mitigate this risk, Citi may delay settlement, require a merchant to make an escrow deposit, include event triggers to provide Citi with more financial and operational control in the event of the financial deterioration of the merchant or require various credit enhancements (including letters of credit and bank guarantees). In the unlikely event that a private-label merchant is unable to deliver products, services or a refund to its private-label cardholders, Citi is contingently liable to credit or refund cardholders.
With regard to (ii) above, Citi has a potential liability for bank card transactions where Citi provides the transaction processing services as well as those where a third party provides the services and Citi acts as a secondary guarantor, should that processor fail to perform.
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-

back transactions at any given time. At March 31, 2014 and December 31, 2013, this maximum potential exposure was estimated to be $82 billion and $86 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At March 31, 2014 and December 31, 2013, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications
Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2014 and December 31, 2013, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

Other Representation and Warranty Indemnifications
In the normal course of business, Citi provides standard representations and warranties to counterparties in contracts in connection with numerous transactions and also provides indemnifications, including indemnifications that protect the counterparties to the contracts in the event that additional taxes are owed due either to a change in the tax law or an adverse interpretation of the tax law. Counterparties to these transactions provide Citi with comparable indemnifications. While such representations, warranties and indemnifications are essential components of many contractual relationships, they do not represent the underlying business purpose for the transactions. The indemnification clauses are often standard contractual terms related to Citi’s own performance under the terms of a contract and are entered into in the normal course of business based on an assessment that the risk of loss is remote. Often these clauses are intended to ensure that terms of a contract are met at inception. No compensation is received for these standard representations and warranties, and it is not possible to determine their fair value because they rarely, if ever, result in a payment. In many cases, there are no stated or notional amounts included in the indemnification clauses, and the contingencies potentially triggering the obligation to indemnify have not occurred and are not expected to occur. As a result, these indemnifications are not included in the tables above.

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2014 or December 31, 2013 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $5.8 billion at March 31, 2014, compared to $5.4 billion at December 31, 2013) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013 related to this indemnification.

Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications
At March 31, 2014 and December 31, 2013, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.4 billion and $1.3 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Futures and over-the-counter derivatives clearing
Citi provides clearing services for clients executing exchange traded futures and over-the-counter (OTC) derivatives contracts with central counterparties (CCPs). Based on all relevant facts and circumstances, Citi has concluded that it acts as an agent for accounting purposes in its role as clearing member for these client transactions. As such, Citi does not reflect the underlying exchange traded futures or OTC derivatives contracts in its Consolidated Financial Statements. See Note 21 for a discussion of Citi’s derivatives activities that are reflected in its Consolidated Financial Statements.
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables (payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner was approximately $2.7 billion and $1.4 billion as of March 31, 2014 and December 31, 2013, respectively.
Variation margin due from clients to the respective CCP, or from the CCP to clients, reflects changes in the value of the client’s derivatives contracts for each trading day. As a clearing member, Citi is exposed to the risk of non-performance by clients (e.g., failure of a client to post variation margin to the CCP for negative changes in the value of the client’s derivatives contracts). In the event of non-performance by a client, Citi would move to close out the client’s positions. The CCP would typically utilize initial margin posted by the client and held by the CCP, with any remaining shortfalls required to be paid by Citi as clearing member. Citi generally holds incremental cash or securities margin posted by the client, which would typically be expected to be sufficient to mitigate Citi’s credit risk in the event the client fails to perform.
As required by ASC 860-30-25-5, securities collateral posted by clients is not recognized on Citi’s Consolidated Balance Sheet.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $64 billion and $52 billion at March 31, 2014 and December 31, 2013, respectively. Securities and other marketable assets held as collateral amounted to $51 billion and $39 billion at March 31, 2014 and December 31, 2013, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $5.4 billion and $5.3 billion at March 31, 2014 and December 31, 2013, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

Performance risk
Citi evaluates the performance risk of its guarantees based on the assigned referenced counterparty internal or external ratings. Where external ratings are used, investment-grade ratings are considered to be Baa/BBB and above, while anything below is considered non-investment grade. Citi’s internal ratings are in line with the related external rating system. On certain underlying referenced assets or entities, ratings are not available. Such referenced assets are included in the “not rated” category. The maximum potential amount of the future payments related to the outstanding guarantees is determined to be the notional amount of these contracts, which is the par amount of the assets guaranteed.
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of March 31, 2014 and December 31, 2013. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at March 31, 2014	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$76.4	$14.3	$11.0	$101.7
Performance guarantees	7.2	3.7	1.4	12.3
Derivative instruments deemed to be guarantees	—	—	81.6	81.6
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	102.3	102.3
Credit card merchant processing	—	—	81.9	81.9
Custody indemnifications and other	36.6	0.2	—	36.8
Total	$120.2	$18.2	$278.5	$416.9

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$76.2	$14.8	$9.2	$100.2
Performance guarantees	7.4	3.6	1.5	12.5
Derivative instruments deemed to be guarantees	—	—	67.6	67.6
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	79.2	79.2
Credit card merchant processing	—	—	85.9	85.9
Custody indemnifications and other	36.2	0.1	—	36.3
Total	$119.8	$18.5	$243.7	$382.0

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of March 31, 2014 and December 31, 2013:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2014	December 31, 2013
Commercial and similar letters of credit	$1,589	$5,974	$7,563	$7,341
One- to four-family residential mortgages	2,520	3,172	5,692	4,946
Revolving open-end loans secured by one- to four-family residential properties	13,956	2,889	16,845	16,781
Commercial real estate, construction and land development	1,595	1,771	3,366	2,725
Credit card lines	503,490	132,858	636,348	641,111
Commercial and other consumer loan commitments	148,812	99,980	248,792	236,712
Other commitments and contingencies	1,454	1,092	2,546	2,222
Total	$673,416	$247,736	$921,152	$911,838

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

Credit card lines
Citigroup provides credit to customers by issuing credit cards. The credit card lines are cancellable by providing notice to the cardholder or without such notice as permitted by local law.

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $56 billion and $58 billion with an original maturity of less than one year at March 31, 2014 and December 31, 2013, respectively.
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

25.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2013 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
In accordance with ASC 450, Citigroup establishes accruals for contingencies, including the litigation and regulatory matters disclosed herein, when Citigroup believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, accruals are adjusted from time to time, as appropriate, in light of additional information. The amount of loss ultimately incurred in relation to those matters may be substantially higher or lower than the amounts accrued for those matters.
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At March 31, 2014, Citigroup's estimate was materially unchanged from its estimate of approximately $5 billion at December 31, 2013, as more fully described in Note 28 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K.
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
For further information on ASC 450 and Citigroup's accounting and disclosure framework for contingencies, including for litigation and regulatory matters disclosed herein, see Note 28 to the Consolidated Financial Statements of Citigroup’s 2013 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters

Mortgage-Related Litigation and Other Matters
Mortgage-Backed Securities and CDO Investor Actions: Certain of the actions brought by purchasers of MBS sponsored, underwritten, or sold by Citigroup have been resolved through settlement and dismissed with prejudice. Additional information relating to these actions is publicly available in court filings under the docket numbers 10-CH-45033 (Ill. Cir. Ct.) (Pantle, J.), LC 091499 (Cal. Super. Ct.) (Mohr, J.), and 12 Civ. 1059 (C.D. Cal.) (Pfaelzer, J.).
As of March 31, 2014, the aggregate original purchase amount of the purchases at issue in the pending MBS and CDO investor suits is approximately $7.2 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with MBS and CDO investors threatening litigation is approximately $1.4 billion.
Mortgage-Backed Security Repurchase Claims: As previously disclosed, on April 7, 2014, Citigroup entered into an agreement with 18 institutional investors, represented by Gibbs & Bruns LLP, regarding the resolution of representation and warranty repurchase claims related to certain legacy securitizations.  Under the agreement, Citigroup will make a binding offer to the trustees of 68 Citigroup-sponsored mortgage securitization trusts to pay $1.125 billion to the trusts to resolve these claims, plus certain fees and expenses.  The 68 trusts covered by the agreement issued $59.4 billion of residential MBS and represent all of the trusts established by Citigroup’s legacy Securities and Banking business during 2005-2008 for which Citigroup affiliates made representations and warranties to the trusts. The agreement is conditioned on acceptance by the trustees and subject to court approval if sought by the trustees, and would release Citigroup’s obligation to repurchase mortgage loans sold into the trusts, or make the trusts whole, for outstanding or potential claims for breaches of representations and warranties on the loans.  The agreement does not address mortgage loans sold through private-label securitization trusts sponsored by Citigroup’s consumer mortgage business related to CitiMortgage, Inc.
On April 8, 2014, U.S. Bank, N.A., in its capacity as trustee, filed a complaint in U.S. BANK NATIONAL ASSOCIATION v. CITIGROUP GLOBAL MARKETS REALTY CORP., seeking to enforce contractual repurchase claims in connection with mortgage loans that were securitized into the CMLTI 2007-AHL2 securitization.  Additional information relating to this action is publicly available in court filings under the docket number 653816/2013 (N.Y. Sup. Ct.).

Alternative Investment Fund-Related Litigation and Other Matters
On March 7, 2014, the United States District Court for the Southern District of New York issued an opinion in BEACH, ET AL. v. CITIGROUP ALTERNATIVE INVESTMENTS LLC, ET AL., granting in part and denying in part the motions to dismiss filed by Citigroup and other defendants.  Additional information concerning this action is publicly available in court filings under the docket number 12 Civ. 7717 (S.D.N.Y.) (Woods, J.).

KIKOs
Prior to the devaluation of the Korean won in 2008, several local banks in Korea, including Citibank Korea Inc. (CKI), entered into foreign exchange derivative transactions with small and medium-size export businesses (SMEs) to enable the SMEs to hedge their currency risk. The derivatives had "knock-in, knock-out" features. Following the devaluation of the won, many of these SMEs incurred significant losses on the derivative transactions and filed civil lawsuits against the banks, including CKI. The claims generally allege that the products were not suitable and that the risk disclosure was inadequate.
As of March 31, 2014, there were 103 civil lawsuits filed by SMEs against CKI. To date, 90 decisions have been rendered at the district court level, and CKI has prevailed in 70 of those decisions. In the other 20 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $36.8 million. CKI is appealing the 20 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.
Of the 90 cases decided at the district court level, 64 have been appealed to the high court, including the 20 in which an adverse decision was rendered against CKI in the district court. Of the 60 appeals decided or settled at high court level, CKI prevailed in 44 cases, and in the other 16 cases plaintiffs were awarded partial damages. As a result, the aggregate damages awarded against CKI decreased by approximately $10.6 million. CKI is appealing nine of the adverse decisions to the Korean Supreme Court and many plaintiffs have filed appeals to the Supreme Court as well.
As of March 31, 2014, the Supreme Court has rendered 11 judgments relating to CKI. CKI prevailed in nine cases. Plaintiffs were awarded partial damages in two cases. As a result, the aggregate damages awarded against CKI decreased by approximately $0.3 million.
After taking into account all decisions rendered through March 31, 2014 at the district court, high court, or Supreme Court levels, the damages awarded against CKI currently total in the aggregate approximately $25.9 million.

Lehman Brothers Bankruptcy Proceedings
On March 11, 2014, the parties in CITIBANK, N.A. v. BARCLAYS BANK, PLC, pending in the United States District Court for the Southern District of New York, agreed to settle the action. On March 26, 2014, a stipulation of dismissal with prejudice was entered by the court. Additional information relating to this action is publicly available in court filings under the docket number 13 Civ. 3063 (S.D.N.Y.) (Schofield, J.).

Terra Firma Litigation
On March 7, 2014, the parties in TERRA FIRMA INVESTMENTS (GP) 2 LIMITED v. CITIGROUP, INC. stipulated to the dismissal of all remaining claims in the action, without prejudice to plaintiffs’ rights to re-file those claims in England. Additional information relating to this action is publicly available in court filings under the docket numbers 09 Civ. 10459 (S.D.N.Y.) (Rakoff, J.) and 11-0126-cv (2d Cir.).
Also on March 7, 2014, the parties to the separate proceedings brought by Terra Firma in 2013 before the High Court of Justice, Queen’s Bench Division, Commercial Court in London consented to the service by plaintiffs of an Amended Claim Form incorporating the claims that would have proceeded to trial in the United States District Court for the Southern District of New York in July 2014 had the New York action not been dismissed.  The Amended Claim Form was served on March 10, 2014.  Additional information relating to those proceedings is available in court filings under the caption Terra Firma Investments (GP) 2 Ltd. & Ors v Citigroup Global Markets Ltd. & Ors (2014 Folio 267).

Foreign Exchange Matters
Antitrust and Other Litigation: On March 31, 2014, plaintiffs in putative class actions that are proceeding on a consolidated basis before Judge Lorna G. Schofield in the United States District Court for the Southern District of New York under the caption IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION filed a consolidated amended complaint. Plaintiffs allege that defendants colluded to manipulate the WM/Reuters rate (WMR), thereby causing the putative class to suffer losses in connection with WMR-based financial instruments. Plaintiffs assert a federal antitrust claim and seek compensatory damages, treble damages, and declaratory and injunctive relief. Additional information concerning the consolidated action is publicly available in court filings under the docket number 1:13-cv-7789.
Additionally, Citibank, N.A. and Citigroup, as well as numerous other foreign exchange dealers, are named as defendants in a putative class action captioned LARSEN v. BARCLAYS BANK PLC, ET AL., that is also proceeding before Judge Schofield in the United States District Court for the Southern District of New York. Plaintiff seeks to represent a putative class of persons or entities in Norway who traded foreign currency with defendants, alleging that the class suffered losses as a result of defendants’ alleged WMR manipulation. Plaintiff asserts federal antitrust and unjust enrichment claims, and seeks compensatory damages, treble damages where authorized by statute, and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number 1:14-cv-1364.

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: On March 28, 2014, Judge George B. Daniels of the United States District Court for the Southern District of New York issued an opinion and order in the case captioned LAYDON V. MIZUHO BANK LTD., ET AL., dismissing plaintiff’s federal antitrust and unjust enrichment claims in their entirety, but allowing plaintiff’s Commodity Exchange Act claims to proceed. On April 11, 2014, defendants moved for reconsideration of the portion of the decision denying their motion to dismiss plaintiff’s Commodity Exchange Act claims. Additional information concerning this action is publicly available in court filings under the docket number 1:12-cv-3419.
On March 31, 2014, an action was brought against Citigroup, Citibank, N.A., and Citigroup Financial Products, Inc., as well as other USD LIBOR panel banks and the British Bankers’ Association, by the Bay Area Toll Authority, which claims to have suffered losses as a result of purported LIBOR manipulation. Plaintiff asserts claims under federal and state antitrust law and RICO, as well as claims under other state law theories, and seeks compensatory damages, treble damages where authorized by statute, and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number 4:14-cv-01493 (N.D. Cal.).

Oceanografía Fraud
On February 28, 2014, Citigroup announced that it was adjusting downward its earnings for the fourth quarter of 2013 and full year ended 2013 by $235 million after tax ($360 million pretax) as a result of a fraud discovered in a Petróleos Mexicanos (Pemex) supplier program involving Oceanografía SA de CV (OSA), a Mexican oil services company and a key supplier to Pemex (for additional information, see Citigroup’s Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on February 28, 2014 and its 2013 Annual Report on Form 10-K). During the first quarter of 2014, Citigroup incurred approximately $165 million of incremental credit costs related to the Pemex supplier program. The vast majority of the credit costs were associated with Citigroup’s $33 million of direct exposure to OSA as of December 31, 2013 and uncertainty about Pemex’s obligation to pay Citigroup for a portion of the accounts receivable Citigroup validated with Pemex as of year-end 2013 (approximately $113 million). The remaining incremental credit costs were associated with an additional supplier to Pemex within the Pemex supplier program that was found to have similar issues.
In the United States, the SEC has commenced a formal investigation and the Department of Justice has requested information regarding Banamex’s dealings with OSA. In Mexico, the Mexican National Banking and Securities Commission has commenced an in situ extraordinary review. Citigroup is cooperating fully with these inquiries.

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

LEGAL PROCEEDINGS
For a discussion of Citigroup’s litigation and regulatory matters, see Note 25 to the Consolidated Financial Statements.

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citigroup’s equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended March 31, 2014:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2014
Open market repurchases(1)	4.9	$50.11	$117
Employee transactions(2)	0.5	52.40	N/A
February 2014
Open market repurchases(1)	1.0	47.40	73
Employee transactions(2)	0.7	49.57	N/A
March 2014
Open market repurchases(1)	1.5	48.58	—
Employee transactions(2)	—	—	N/A
Total	8.6	$49.63	$—

(1)
Represents repurchases under the $1.2 billion 2013 common stock repurchase program (2013 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on April 25, 2013, which was part of the planned capital actions included by Citi in its 2013 Comprehensive Capital Analysis and Review (CCAR). Shares repurchased under the 2013 Repurchase Program are treasury stock. Pursuant to its terms, the 2013 Repurchase Program expired on March 31, 2014. In addition, as previously disclosed, on April 23, 2014, Citigroup announced that its Board of Directors had approved a $1.2 billion common stock repurchase program through the first quarter of 2015 (2014 Repurchase Program), as permitted pursuant to the 2014 CCAR. Shares repurchased under the 2014 Repurchase Program will be treasury stock. There were no open market repurchases during the first quarter of 2014 under the 2014 Repurchase Program.

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

N/A Not applicable

Dividends
Any dividend on Citi’s outstanding common stock would also be subject to regulatory approval and need to be made in compliance with Citi’s obligations to its outstanding preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2014.

CITIGROUP INC.
(Registrant)

By    /s/ John C. Gerspach
John C. Gerspach
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Jeffrey R. Walsh
Jeffrey R. Walsh
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.01+	Restated Certificate of Incorporation of the Company, as amended, as in effect on the date hereof.

10.01+*	Form of Citigroup Inc. Performance Share Unit Award Agreement.

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended March 31, 2014, filed on May 2, 2014, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

*    Denotes a management contract or compensatory plan or arrangement.
+    Filed herewith