Form 10-Q
period 2014-06-30
CITIGROUP INC
filed 2014-08-01
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Common stock outstanding as of June 30, 2014: 3,031,772,710
Available on the web at www.citigroup.com

Inside Cover Page

CITIGROUP INC SECOND QUARTER 2014 — FORM 10-Q

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
This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2014 (2013 Annual Report on Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 2, 2014 (First Quarter of 2014 Form 10-Q).
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
Certain reclassifications, including a realignment of certain businesses, have been made to the prior periods’ financial statements to conform to the current period’s presentation. For information on certain recent such reclassifications, see Note 3 to the Consolidated Financial Statements.

As described above, Citigroup is managed pursuant to the following segments:
The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2014—Continued Progress on Execution Priorities and Strategy Despite Ongoing Challenging Operating Environment
Citi’s results of operations for the second quarter of 2014 were significantly impacted by a $3.8 billion charge ($3.7 billion after-tax) related to the settlement announced on July 14, 2014 with the U.S. Department of Justice, several state attorneys general and the Federal Deposit Insurance Corporation regarding certain of Citi’s legacy RMBS and CDO activities (for additional information, see Note 25 to the Consolidated Financial Statements). While significantly impacting second quarter results, the settlement represented a significant milestone in Citi’s ability to put its legacy legal and regulatory issues behind it and get Citi Holdings to break-even (see discussion below).
Excluding the impact of the mortgage settlement, Citi’s second quarter of 2014 results continued to reflect a challenging operating environment, particularly in the fixed income and equities markets businesses within the Institutional Clients Group (ICG), where macro-uncertainty and historically low volatility reduced client activity. Despite these challenges, corporate lending and investment banking revenues within ICG each increased from the prior-year period, and treasury and trade solutions revenues continued to grow as volumes continued to increase. Within Global Consumer Banking (GCB), year-over-year comparisons continued to be impacted by the lower mortgage refinancing activity in North America GCB as well as the repositioning of Citi’s consumer franchise in Korea within Asia GCB, although Citi continues to believe that each such business has stabilized as of the end of the current quarter.
Citi also continued to make progress on its execution priorities during the second quarter, including:

•
Efficient resource allocation and disciplined expense management: during the second quarter of 2014, Citi benefitted from savings resulting from its previously-announced repositioning actions, continuing efforts to simplify and streamline the organization as well as improved productivity.

•
Winding down of Citi Holdings: Citi Holdings’ assets declined by $20 billion, or 15%, from the prior-year period. During the current quarter, Citi also announced it had entered into agreements to sell its consumer businesses in Greece and Spain (for additional information, see “Citi Holdings” below). In addition, as noted above, excluding the impact of the mortgage settlement, Citi Holdings generated its first net profit during the current quarter.

•	Utilization of deferred tax assets (DTAs): Citi reduced its DTAs by approximately $1.1 billion during the second quarter of 2014 (for additional information, see “Income Taxes” below).

During the remainder of 2014, Citi intends to remain focused on these and its other execution priorities, particularly as macroeconomic uncertainties and challenges, including in certain emerging markets, persist.

Second Quarter of 2014 Summary Results

Citigroup
Citigroup reported second quarter net income of $181 million or $0.03 per diluted share, compared to $4.2 billion or $1.34 per share in the second quarter of 2013. As noted above, reported net income included the $3.8 billion pretax charge related to the mortgage settlement, which consisted of $3.7 billion of legal expenses and a $55 million loan loss reserve build, each recorded in Citi Holdings. Results in the second quarter of 2014 also included a credit valuation adjustment (CVA) on derivatives (counterparty and own-credit), net of hedges, and debt valuation adjustment (DVA) on Citi’s fair value option debt of negative $33 million (negative $20 million after-tax), compared to positive $477 million (positive $293 million after-tax) in the second quarter of 2013.
Excluding the impact of the mortgage settlement in the second quarter of 2014 and CVA/DVA in both periods, Citi reported net income of $3.9 billion in the second quarter of 2014, or $1.24 per diluted share, compared to $3.9 billion, or $1.25 per share, in the prior-year period. The year-over-year increase of 1% in net income was driven by increased net interest revenues, lower operating expenses and a decline in credit costs, partially offset by lower non-interest revenues.
Citi’s revenues, net of interest expense, were $19.3 billion in the second quarter of 2014, down 6% versus the prior-year period. Excluding CVA/DVA, revenues were $19.4 billion, down 3% from the second quarter of 2013, as revenues in Citicorp declined 5% while Citi Holdings revenues increased 35% compared to the prior-year period. Net interest revenues of $11.9 billion were 2% higher than in the prior-year period, mostly driven by lower funding costs in Citi Holdings. Excluding CVA/DVA, non-interest revenues were $7.4 billion, down 11% from the prior-year period, principally driven by lower revenues in ICG and North America GCB in Citicorp, partially offset by higher non-interest revenues in Citi Holdings.

Operating Expenses
Citigroup expenses increased 28% versus the prior-year period to $15.5 billion. Excluding the impact of the mortgage settlement, operating expenses declined 3% to $11.8 billion, driven by efficiency savings, the overall decline in Citi Holdings assets and lower legal and related expenses, partially offset by higher regulatory and compliance costs, which Citi expects to continue, and higher repositioning charges in the current quarter, primarily due to repositioning in Korea in Asia GCB. Excluding the impact of the mortgage settlement, Citi incurred legal and related costs of $402 million (compared to $832 million in the prior-year period) and repositioning charges of $397 million (compared to $75 million in the prior-year period). Excluding the impact of the mortgage settlement, other legal and related costs, repositioning charges and the impact of foreign exchange translation into U.S. dollars for reporting purposes (FX translation), which increased reported expenses by approximately $17 million in the second quarter of 2014 as compared to the prior-year period, operating expenses were $11.0 billion compared to $11.2 billion in the prior-year period. Consistent with its execution priorities, Citi currently expects its repositioning charges in the second half of 2014 to be roughly in line with the $608 million of repositioning charges recorded in the first half of 2014.
Citicorp’s expenses were $11.0 billion, up 4% from the prior-year period, primarily reflecting higher legal and related expenses ($387 million in the current quarter, compared to $128 million in the prior-year period) and higher repositioning costs ($376 million in the current quarter, compared to $72 million in the prior-year period), partially offset by efficiency savings. Citi expects legal and related expenses in Citicorp will likely remain somewhat elevated and episodic in nature going forward. Citi Holdings’ expenses were $4.5 billion compared to $1.6 billion in the second quarter of 2013. Excluding the impact of the mortgage settlement, Citi Holdings’ expenses decreased 51% versus the prior-year period to $765 million, driven by lower legal and related expenses and the 15% reduction in assets.

Credit Costs and Allowance for Loan Losses
Citi’s total provisions for credit losses and for benefits and claims of $1.7 billion declined 15% from the second quarter of 2013. Excluding the impact of the mortgage settlement, Citi’s total provisions for credit losses and for benefits and claims declined 17% to $1.7 billion versus the prior-year period. Net credit losses of $2.2 billion were down 16% versus the prior-year period. Consumer net credit losses declined 15% to $2.2 billion, reflecting continued improvements in the North America mortgage portfolio within Citi Holdings, as well as North America Citi-branded cards in Citicorp. Corporate net credit losses decreased 76% to $11 million from the prior-year period reflecting improvements in ICG.
The net release of allowance for loan losses and unfunded lending commitments was $641 million in the second quarter of 2014. Excluding the impact of the mortgage settlement, the net release of allowance for loan losses and unfunded lending commitments was $696 million compared to a $784 million release in the prior-year period. Citicorp’s net reserve release increased 42% to $442 million, primarily due to a higher reserve release in North America GCB and ICG, partially offset by a net reserve build in international GCB, primarily reflecting portfolio growth and seasoning in Latin America GCB. Citi Holdings’ net reserve release, excluding the impact of the mortgage settlement, decreased 46% to $254 million, substantially all of which related to the North America mortgage portfolio.
Citigroup’s total allowance for loan losses was $17.9 billion at quarter end, or 2.70% of total loans, compared to $21.6 billion, or 3.38%, at the end of the prior-year period. The decline in the total allowance for loan losses reflected the continued wind down of Citi Holdings and overall continued improvement in the credit quality of Citi’s loan portfolios.
The Consumer allowance for loan losses was $15.5 billion, or 4.04% of total consumer loans, at quarter end, compared to $18.9 billion, or 4.95% of total loans, at June 30, 2013. Total non-accrual assets fell to $8.3 billion, an 18% reduction compared to June 30, 2013. Corporate non-accrual loans declined 43% to $1.2 billion, while Consumer non-accrual loans declined 12% to $6.7 billion, both reflecting the continued improvement in credit trends.

Capital
Despite the impact of the mortgage settlement, Citi continued to grow its regulatory capital versus the prior-year period, primarily through net income and a further reduction of its DTAs. Citigroup’s estimated Tier 1 Capital and Tier 1 Common ratios under Basel III, on a fully implemented basis, were 11.4% and 10.6% as of June 30, 2014, respectively, compared to 10.4% and 10.0% as of June 30, 2013. Citigroup’s estimated Basel III Supplementary Leverage ratio as of June 30, 2014 was 5.7% compared to 4.9% as of June 30, 2013. For additional information on Citi’s estimated Basel III Tier 1 Common ratio, Supplementary Leverage ratio and related components, see “Capital Resources” below.

Citicorp
Citicorp net income decreased 23% from the prior-year period to $3.7 billion. CVA/DVA, recorded in the ICG, was negative $32 million (negative $20 million after-tax) in the second quarter of 2014, compared to positive $462 million (positive $284 million after-tax) in the prior-year period (for a summary of CVA/DVA by business within ICG for the second quarters of 2014 and 2013, see “Institutional Clients Group” below).
Excluding CVA/DVA, Citicorp’s net income was $3.7 billion, down 18% from the prior-year period, as lower revenues and higher expenses, primarily due to higher legal and repositioning costs, were partially offset by an improvement in credit.
Citicorp revenues, net of interest expense, decreased 8% from the prior-year period to $17.9 billion. Excluding CVA/DVA, Citicorp revenues were $17.9 billion in the second quarter of 2014, down 5% from the prior-year period. GCB revenues of $9.4 billion declined 3% versus the prior-year period. North America GCB revenues declined 5% to $4.8 billion, driven by lower retail banking revenues, partially offset by higher revenues in Citi-branded cards and Citi retail services. Retail banking revenues declined 26% to $1.2 billion versus the prior-year period, primarily reflecting the lower U.S. mortgage refinancing activity. Citi-branded cards revenues of $2.0 billion were up 3% versus the prior-year period as purchase sales grew and lower average loans were partially offset by an improvement in spreads driven by a continued reduction in promotional rate balances. Citi retail services revenues increased 7% to $1.6 billion, mainly reflecting the impact of the Best Buy portfolio acquisition. North America GCB average deposits of $171 billion grew 4% year-over-year and average retail loans of $46 billion grew 11%. Average card loans of $109 billion increased 4%, and purchase sales of $64 billion increased 7% versus the prior-

year period. For additional information on the results of operations of North America GCB for the second quarter of 2014, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of Asia GCB, Latin America GCB and EMEA GCB) decreased 1% versus the prior-year period to $4.6 billion. Excluding the impact of FX translation, international GCB revenues rose 1% from the prior-year period, driven by 3% revenue growth in Latin America GCB, partially offset by a 2% decline in Asia RCB and a 1% decline in EMEA GCB (for the impact of FX translation on the second quarter of 2014 results of operations for each of EMEA GCB, Latin America GCB, and Asia GCB, see the table accompanying the discussion of each respective business’ results of operations below). This growth in international GCB revenues, excluding the impact of FX translation, mainly reflected volume growth in Latin America GCB, partially offset by ongoing regulatory changes, the franchise repositioning in Korea and lower investment sales revenues in Asia GCB, as well as the previously-disclosed market exits in EMEA GCB. For additional information on the results of operations of EMEA GCB, Latin America GCB and Asia GCB for the second quarter of 2014, see “Global Consumer Banking” below.
Year-over-year, international GCB average deposits increased 3%, average retail loans increased 8%, average card loans increased 3%, and card purchase sales increased 2%, while investment sales decreased 2%, all excluding the impact of FX translation.
ICG revenues were $8.5 billion in the second quarter of 2014, down 11% from the prior-year period. Excluding CVA/DVA, ICG revenues were $8.5 billion, or 7% lower than the prior-year period. Banking revenues of $4.4 billion increased 4% from the prior-year period, primarily reflecting growth in investment banking revenues. Investment banking revenues increased 16% versus the prior-year period, driven by a 17% increase in debt underwriting revenues to $748 million and a 31% increase in equity underwriting to $397 million, partially offset by a 10% decline in advisory revenues to $193 million. Private bank revenues, excluding CVA/DVA, increased 2% to $656 million from the prior-year period, as growth in client volumes was partially offset by the impact of spread compression. Corporate lending revenues decreased 4% to $410 million, including $44 million of mark-to-market losses on hedges related to accrual loans compared to a $23 million gain in the prior-year period. Excluding the mark-to-market impact on hedges related to accrual loans, corporate lending revenues rose 12% versus the prior-year period to $454 million, primarily reflecting growth in average loans. Treasury and trade solutions revenues were unchanged compared to the prior-year period. Excluding a gain of $50 million in the prior-year period, treasury and trade solutions revenues were up 3% versus the prior-year period as volume and fee growth more than offset the impact of spread compression globally.
Markets and securities services revenues of $4.1 billion, excluding CVA/DVA, declined 16% from the prior-year period. Fixed income markets revenues of $3.0 billion, excluding CVA/DVA, declined 12% from the prior-year period, reflecting historically low volatility and continued macro-uncertainty in the current quarter, which led to lower market volumes, as well as the impact of gains in the prior-year period. Equity markets revenues of $659 million, excluding CVA/DVA, were down 26% versus the prior-year period, reflecting lower client activity and weak trading performance in EMEA. Securities services revenues were largely unchanged at $598 million versus the prior-year period as higher client activity was offset by a reduction in high margin deposits. For additional information on the results of operations of ICG for the second quarter of 2014, see “Institutional Clients Group” below.
Corporate/Other revenues decreased to $35 million from $114 million in the prior-year period, driven mainly by hedging activities. For additional information on the results of operations of Corporate/Other for the second quarter of 2014, see “Corporate/Other” below.
Citicorp end-of-period loans increased 8% versus the prior-year period to $585 billion, with 7% growth in consumer loans and 9% growth in corporate loans.

Citi Holdings
Citi Holdings’ net loss was $3.5 billion in the second quarter of 2014 compared to a net loss of $582 million in the second quarter of 2013. Excluding the impact of the mortgage settlement, Citi Holdings net income was $244 million, reflecting higher revenues, lower operating expenses and lower credit costs.
Citi Holdings’ revenues increased 33% to $1.5 billion from the prior-year period. Excluding CVA/DVA (negative $1 million in the current quarter, compared to a positive $15 million in the prior-year period), Citi Holdings revenues increased 35% to $1.5 billion from the prior-year period. Net interest revenues increased 24% year-over-year to $1.0 billion, largely driven by lower funding costs. Non-interest revenues, excluding CVA/DVA, increased to $492 million from $297 million in the prior-year period, driven by the absence of repurchase reserve builds for representation and warranty claims in the second quarter of 2014, as well as higher gains on asset sales. For additional information on the results of operations of Citi Holdings for the second quarter of 2014, see “Citi Holdings” below.
Citi Holdings’ assets were $111 billion, 15% below the prior-year period, and represented approximately 6% of Citi’s total GAAP assets and 16% of its estimated risk-weighted assets under Basel III (based on the “Advanced Approaches” for determining risk-weighted assets) as of quarter-end.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per-share amounts and ratios	2014	2013	% Change	2014	2013	% Change
Net interest revenue	$11,946	$11,682	2%	$23,705	$23,312	2%
Non-interest revenue	7,396	8,806	(16)	15,761	17,424	(10)
Revenues, net of interest expense	$19,342	$20,488	(6)%	$39,466	$40,736	(3)%
Operating expenses	15,521	12,149	28	27,670	24,437	13
Provisions for credit losses and for benefits and claims	1,730	2,024	(15)	3,704	4,483	(17)
Income from continuing operations before income taxes	$2,091	$6,315	(67)%	$8,092	$11,816	(32)%
Income taxes	1,838	2,127	(14)	3,888	3,697	5
Income from continuing operations	$253	$4,188	(94)%	$4,204	$8,119	(48)%
Income (loss) from discontinued operations, net of taxes (1)	(22)	30	NM	15	(3)	NM
Net income before attribution of noncontrolling interests	$231	$4,218	(95)%	$4,219	$8,116	(48)%
Net income attributable to noncontrolling interests	50	36	39	95	126	(25)
Citigroup’s net income	$181	$4,182	(96)%	$4,124	$7,990	(48)%
Less:
Preferred dividends-Basic	$100	$9	NM	$224	$13	NM
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	1	83	(99)%	64	155	(59)%
Income allocated to unrestricted common shareholders for Basic EPS	$80	$4,090	(98)%	$3,836	$7,822	(51)%
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	1	(100)	$—	$1	(100)
Income allocated to unrestricted common shareholders for diluted EPS	$80	$4,091	(98)	$3,836	$7,823	(51)%
Earnings per share
Basic
Income from continuing operations	$0.03	$1.34	(98)%	$1.26	$2.57	(51)%
Net income	0.03	1.35	(98)	1.26	2.57	(51)
Diluted
Income from continuing operations	$0.03	$1.33	(98)%	$1.26	$2.57	(51)%
Net income	0.03	1.34	(98)	1.26	2.57	(51)
Dividends declared per common share	0.01	0.01	—	0.02	0.02	—

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

Citigroup Inc. and Consolidated Subsidiaries
	Second Quarter			Six Months
In millions of dollars, except per-share amounts, ratios and direct staff	2014	2013	% Change	2014	2013	% Change
At June 30:
Total assets	$1,909,715	$1,883,988	1%
Total deposits	965,725	938,427	3
Long-term debt	226,984	220,959	3
Citigroup common stockholders’ equity	202,394	191,633	6
Total Citigroup stockholders’ equity	211,362	195,926	8
Direct staff (in thousands)	244	253	(4)
Ratios
Return on average assets	0.04%	0.88%		0.44%	0.85%
Return on average common stockholders’ equity (2)	0.2	8.7		3.9	8.5
Return on average total stockholders’ equity (2)	0.3	8.6		4.0	8.3
Efficiency ratio	80	59		70	60
Tier 1 Common (3)	13.00%	N/A
Tier 1 Capital (3)	13.00	N/A
Total Capital (3)	14.44	N/A
Tier 1 Leverage (4)	8.88	N/A
Estimated Basel III Tier 1 Common (5)	10.58%	10.03%
Estimated Basel III Tier 1 Capital (5)	11.36	10.38
Estimated Basel III Total Capital (5)	12.71	12.80
Estimated Basel III Supplementary Leverage Ratio (5)	5.74	4.89
Citigroup common stockholders’ equity to assets	10.60%	10.17%
Total Citigroup stockholders’ equity to assets	11.07	10.40
Dividend payout ratio (6)	33	0.7
Book value per common share	$66.76	$63.02	6%
Ratio of earnings to fixed charges and preferred stock dividends	1.55x	2.47x		2.06x	2.35x

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

(3)
The capital ratios reflect the capital (numerator) as derived under the transition provisions of the final U.S. Basel III rules, which became effective January 1, 2014, and risk-weighted assets (denominator) as Basel III risk-weighted assets based on the “Advanced Approaches” for determining total risk-weighted assets.

(4)	The leverage ratio represents Tier 1 Capital divided by quarterly adjusted average total assets.

(5)
Citi’s estimated Basel III ratios and related components as of June 30, 2014 are based on the final U.S. Basel III rules, and with full implementation assumed for capital components; and the estimated Basel III risk-weighted assets are based on the “Advanced Approaches” for determining total risk-weighted assets.

(6) Dividends declared per common share as a percentage of net income per diluted share.
N/A Not available.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
The following tables show the income (loss) and revenues for Citigroup on a segment and business view:
CITIGROUP INCOME

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2014	2013		2014	2013
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,077	$1,084	(1)%	$2,097	$2,158	(3)%
EMEA	15	22	(32)	30	23	30
Latin America	299	346	(14)	610	702	(13)
Asia	214	410	(48)	595	804	(26)
Total	$1,605	$1,862	(14)%	$3,332	$3,687	(10)%
Institutional Clients Group
North America	$1,068	$984	9%	$2,357	$2,240	5%
EMEA	557	1,003	(44)	1,336	1,657	(19)
Latin America	430	527	(18)	771	999	(23)
Asia	507	622	(18)	1,063	1,310	(19)
Total	$2,562	$3,136	(18)%	$5,527	$6,206	(11)%
Corporate/Other	$(432)	$(229)	(89)%	$(890)	$(394)	NM
Total Citicorp	$3,735	$4,769	(22)%	$7,969	$9,499	(16)%
Citi Holdings	$(3,482)	$(581)	NM	$(3,765)	$(1,380)	NM
Income from continuing operations	$253	$4,188	(94)%	$4,204	$8,119	(48)%
Discontinued operations	$(22)	$30	NM	$15	$(3)	NM
Net income attributable to noncontrolling interests	50	36	39%	95	126	(25)%
Citigroup’s net income	$181	$4,182	(96)%	$4,124	$7,990	(48)%
NM Not meaningful

CITIGROUP REVENUES

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2014	2013		2014	2013
CITICORP
Global Consumer Banking
North America	$4,782	$5,053	(5)%	$9,565	$10,163	(6)%
EMEA	359	364	(1)	706	732	(4)
Latin America	2,324	2,333	—	4,592	4,641	(1)
Asia	1,916	1,968	(3)	3,811	3,928	(3)
Total	$9,381	$9,718	(3)%	$18,674	$19,464	(4)%
Institutional Clients Group
North America	$3,146	$3,245	(3)%	$6,704	$6,822	(2)%
EMEA	2,441	3,088	(21)	5,223	5,841	(11)
Latin America	1,150	1,223	(6)	2,252	2,446	(8)
Asia	1,726	2,004	(14)	3,518	4,042	(13)
Total	$8,463	$9,560	(11)%	$17,697	$19,151	(8)%
Corporate/Other	$35	$114	(69)%	$176	$120	47%
Total Citicorp	$17,879	$19,392	(8)%	$36,547	$38,735	(6)%
Citi Holdings	$1,463	$1,096	33%	$2,919	$2,001	46%
Total Citigroup net revenues	$19,342	$20,488	(6)%	$39,466	$40,736	(3)%

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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of consumer banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Banking and Markets and securities services). Citicorp also includes Corporate/Other. At June 30, 2014, Citicorp had $1.8 trillion of assets and $946 billion of deposits, representing 94% of Citi’s total assets and 98% of Citi’s total deposits, respectively.

	Second Quarter			Six Months		% Change
In millions of dollars except as otherwise noted	2014	2013	% Change	2014	2013
Net interest revenue	$10,974	$10,898	1%	$21,830	$21,775	—%
Non-interest revenue	6,905	8,494	(19)	14,717	16,960	(13)
Total revenues, net of interest expense	$17,879	$19,392	(8)%	$36,547	$38,735	(6)%
Provisions for credit losses and for benefits and claims
Net credit losses	$1,790	$1,838	(3)%	$3,710	$3,786	(2)%
Credit reserve build (release)	(414)	(301)	(38)	(719)	(618)	(16)
Provision for loan losses	$1,376	$1,537	(10)%	$2,991	$3,168	(6)%
Provision for benefits and claims	39	46	(15)	92	109	(16)
Provision for unfunded lending commitments	(28)	(10)	NM	(51)	8	NM
Total provisions for credit losses and for benefits and claims	$1,387	$1,573	(12)%	$3,032	$3,285	(8)%
Total operating expenses	$11,007	$10,585	4%	$21,612	$21,356	1%
Income from continuing operations before taxes	$5,485	$7,234	(24)%	$11,903	$14,094	(16)%
Income taxes	1,750	2,465	(29)	3,934	4,595	(14)
Income from continuing operations	$3,735	$4,769	(22)%	$7,969	$9,499	(16)%
Income (loss) from discontinued operations, net of taxes	(22)	30	NM	15	(3)	NM
Noncontrolling interests	50	35	43	94	120	(22)
Net income	$3,663	$4,764	(23)%	$7,890	$9,376	(16)%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,799	$1,753	3%
Average assets	1,791	1,756	2	$1,782	$1,745	2%
Return on average assets	0.82%	1.09%		0.89%	1.08%
Efficiency ratio (Operating expenses/Total revenues)	62%	55%		59%	55%
Total EOP loans	$585	$544	8
Total EOP deposits	$946	$874	8
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical consumer banking businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 3,463 branches in 35 countries around the world as of June 30, 2014. For the three months ended June 30, 2014, GCB had $400 billion of average assets and $335 billion of average deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. As of June 30, 2014, Citi had consumer banking operations in 120, or 80%, of the world’s top 150 cities. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. Consistent with its overall strategy, Citi intends to continue to optimize its branch footprint and further concentrate its presence in major metropolitan areas.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$7,182	$7,067	2%	$14,238	$14,233	—%
Non-interest revenue	2,199	2,651	(17)	4,436	5,231	(15)
Total revenues, net of interest expense	$9,381	$9,718	(3)%	$18,674	$19,464	(4)%
Total operating expenses	$5,461	$5,285	3%	$10,651	$10,637	—%
Net credit losses	$1,781	$1,785	—%	$3,567	$3,694	(3)%
Credit reserve build (release)	(318)	(237)	(34)	(536)	(577)	7
Provision (release) for unfunded lending commitments	(3)	9	NM	(6)	24	NM
Provision for benefits and claims	39	46	(15)	92	109	(16)
Provisions for credit losses and for benefits and claims	$1,499	$1,603	(6)%	$3,117	$3,250	(4)%
Income from continuing operations before taxes	$2,421	$2,830	(14)%	$4,906	$5,577	(12)%
Income taxes	816	968	(16)	1,574	1,890	(17)
Income from continuing operations	$1,605	$1,862	(14)%	$3,332	$3,687	(10)%
Noncontrolling interests	6	6	—	14	11	27
Net income	$1,599	$1,856	(14)%	$3,318	$3,676	(10)%
Balance Sheet data (in billions of dollars)
Average assets	$400	$391	2%	$399	$396	1%
Return on average assets	1.60%	1.90%		1.68%	1.88%
Efficiency ratio	58%	54%		57%	55%
Total EOP assets	$406	$391	4
Average deposits	335	326	3	333	328	2
Net credit losses as a percentage of average loans	2.39%	2.54%		2.42%	2.62%
Revenue by business
Retail banking	$4,069	$4,542	(10)%	$8,086	$9,074	(11)%
Cards (1)	5,312	5,176	3	10,588	10,390	2
Total	$9,381	$9,718	(3)%	$18,674	$19,464	(4)%
Income from continuing operations by business
Retail banking	$362	$665	(46)%	$798	$1,332	(40)%
Cards (1)	1,243	1,197	4	2,534	2,355	8
Total	$1,605	$1,862	(14)%	$3,332	$3,687	(10)%
(Table continues on next page.)

Foreign Currency (FX) Translation Impact
Total revenue-as reported	$9,381	$9,718	(3)%	$18,674	$19,464	(4)%
Impact of FX translation (2)	—	(99)		—	(346)
Total revenues-ex-FX	$9,381	$9,619	(2)%	$18,674	$19,118	(2)%
Total operating expenses-as reported	$5,461	$5,285	3%	$10,651	$10,637	—%
Impact of FX translation (2)	—	(45)		—	(186)
Total operating expenses-ex-FX	$5,461	$5,240	4%	$10,651	$10,451	2%
Total provisions for LLR & PBC-as reported	$1,499	$1,603	(6)%	$3,117	$3,250	(4)%
Impact of FX translation (2)	—	(13)		—	(65)
Total provisions for LLR & PBC-ex-FX	$1,499	$1,590	(6)%	$3,117	$3,185	(2)%
Net income-as reported	$1,599	$1,856	(14)%	$3,318	$3,676	(10)%
Impact of FX translation (2)	—	(28)		—	(58)
Net income-ex-FX	$1,599	$1,828	(13)%	$3,318	$3,618	(8)%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2014 average exchange rates for all periods presented.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small- to mid-size businesses in the U.S. North America GCB’s 912 retail bank branches as of June 30, 2014 are largely concentrated in the greater metropolitan areas of New York, Chicago, Miami, Washington, D.C., Boston, Los Angeles, San Francisco, Sacramento, San Diego, Dallas, Houston and Las Vegas.
At June 30, 2014, North America GCB had approximately 12.0 million retail banking customer accounts, $46.2 billion of retail banking loans and $170.6 billion of deposits. In addition, North America GCB had approximately 112.9 million Citi-branded and Citi retail services credit card accounts, with $110.4 billion in outstanding card loan balances.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$4,210	$4,065	4%	$8,396	$8,216	2%
Non-interest revenue	572	988	(42)	1,169	1,947	(40)
Total revenues, net of interest expense	$4,782	$5,053	(5)%	$9,565	$10,163	(6)%
Total operating expenses	$2,342	$2,450	(4)%	$4,773	$4,945	(3)%
Net credit losses	$1,070	$1,190	(10)%	$2,173	$2,445	(11)%
Credit reserve build (release)	(397)	(351)	(13)	(668)	(721)	7
Provisions for benefits and claims	1	—	100	3	—	NM
Provision for unfunded lending commitments	12	13	(8)%	18	27	(33)%
Provisions for credit losses and for benefits and claims	$686	$852	(19)%	$1,526	$1,751	(13)%
Income from continuing operations before taxes	$1,754	$1,751	—%	$3,266	$3,467	(6)%
Income taxes	677	667	1	1,169	1,309	(11)
Income from continuing operations	$1,077	$1,084	(1)%	$2,097	$2,158	(3)%
Noncontrolling interests	(1)	1	NM	—	1	(100)
Net income	$1,078	$1,083	—%	$2,097	$2,157	(3)%
Balance Sheet data (in billions of dollars)
Average assets	$176	$172	2%	$177	$174	2%
Return on average assets	2.46%	2.53%		2.39%	2.50%
Efficiency ratio	49%	48%		50%	49%
Average deposits	$171	$165	4	$171	$165	4
Net credit losses as a percentage of average loans	2.78%	3.29%		2.82%	3.34%
Revenue by business
Retail banking	$1,173	$1,592	(26)%	$2,312	$3,165	(27)%
Citi-branded cards	2,028	1,978	3	4,047	4,004	1
Citi retail services	1,581	1,483	7	3,206	2,994	7
Total	$4,782	$5,053	(5)%	$9,565	$10,163	(6)%
Income from continuing operations by business
Retail banking	$89	$257	(65)%	$106	$469	(77)%
Citi-branded cards	558	440	27	1,124	872	29
Citi retail services	430	387	11	867	817	6
Total	$1,077	$1,084	(1)%	$2,097	$2,158	(3)%

NM Not meaningful

2Q14 vs. 2Q13
Net income was unchanged at $1.1 billion as lower revenues were offset by lower operating expenses, a decline in net credit losses and higher loan loss reserve releases.
Revenues decreased 5% primarily due to lower retail banking revenues, partially offset by higher Citi-branded cards and Citi retail services revenues. Net interest revenue increased 4% primarily due to an increase in average loans driven by the Best Buy portfolio acquisition in September 2013, partially offset by continued spread compression in retail banking and lower average loans in Citi-branded cards. Non-interest revenue decreased 42% primarily due to the lower mortgage origination revenues, partially offset by a 7% increase in purchase sales.
Retail banking revenues of $1.2 billion declined 26% due to lower mortgage origination revenues driven by lower U.S. mortgage refinancing activity and the absence of a gain on the sale of a mortgage portfolio in the prior-year period (approximately $180 million). While retail banking continued to experience spread compression in the deposit portfolios within the consumer and commercial banking businesses, this impact was partially offset by growth in average deposits (4%), average commercial loans (7%) and average retail loans (11%). Although retail banking revenues will likely continue to be negatively impacted during the remainder of 2014 by lower mortgage origination revenues and spread compression in the deposit portfolios, deposit spreads improved sequentially and Citi believes mortgage revenues have broadly stabilized.
Cards revenues increased 4%. In Citi-branded cards, revenues increased 3% as purchase sales increased 5% from the prior-year period and lower average loans (3% decline from the prior-year period) were partially offset by higher net interest spreads driven by the continued reduction of promotional balances in the portfolio. The decline in average loans, primarily reflecting the continued emphasis on reducing promotional balances as well as increased customer payment rates, were partially offset by the higher net interest spreads.
Citi retail services revenues increased 7% primarily due to an 18% increase in average loans driven by the Best Buy acquisition, partially offset by continued declines in revenues due to improving credit and the resulting impact on contractual partner payments. Citi retail services revenues also benefited from lower funding costs, partially offset by a decline in net interest spreads due to a higher percentage of promotional balances within the portfolio. Purchase sales in Citi retail services increased 11% from the prior-year period, driven by the acquisition of the Best Buy portfolio.
Expenses decreased 4%, reflecting ongoing cost reduction initiatives, partially offset by an increase in retail services expenses due to the impact of the Best Buy portfolio acquisition. Cost reduction initiatives included the ongoing repositioning of the mortgage business due to the decline in mortgage refinancing activity, as well as continued rationalization of the branch footprint, including reducing the number of overall branches.
Provisions decreased 19% due to lower net credit losses in Citi-branded cards (down 14% to $570 million) and Citi retail services (down 3% to $465 million) and higher loan loss reserve releases ($396 million compared to $351 million in the prior-year period), primarily related to cards. Despite the increase in the cards loan loss reserve release in the current quarter, Citi expects releases relating to its cards businesses to be lower during the remainder of 2014 as net credit losses have generally stabilized in these portfolios.

2014 YTD vs. 2013 YTD
Year-to-date, North America GCB has experienced similar trends to those described above. Net income decreased 3%, mainly due to lower revenues, partially offset by lower expenses and lower net credit losses.
Revenues decreased 6% primarily due to a 40% decline in non-interest revenues, partially offset by a 2% increase in net interest revenue. Retail banking revenues declined 27% due to the significantly lower mortgage origination revenues and the continued spread compression in the deposit portfolios. Cards revenues increased 4% due to a 1% increase in Citi-branded cards revenues and 7% increase in Citi retail services revenues, driven by the factors described above.
Expenses declined 3%, driven by the factors described above.
Provisions decreased 13% due to an 11% decline in net credit losses, partially offset by lower loan loss reserve releases ($665 million in the first half of 2014 compared to $721 million in the prior-year period) primarily related to cards, as well as reserve builds for new loans originated in the Best Buy portfolio.

EMEA GCB

EMEA GCB provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, primarily in Central and Eastern Europe and the Middle East. The countries in which EMEA GCB has the largest presence are Poland, Russia and the United Arab Emirates.
At June 30, 2014, EMEA GCB had 159 retail bank branches with approximately 3.3 million retail banking customer accounts, $6.0 billion in retail banking loans, $13.8 billion in deposits, and 2.1 million Citi-branded card accounts with $2.5 billion in outstanding card loan balances.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$233	$237	(2)%	$464	$483	(4)%
Non-interest revenue	126	127	(1)	242	249	(3)
Total revenues, net of interest expense	$359	$364	(1)%	$706	$732	(4)%
Total operating expenses	$313	$342	(8)%	$628	$695	(10)%
Net credit losses	$20	$(1)	NM	$31	$28	11%
Credit reserve build (release)	3	(9)	NM	3	(20)	NM
Provision for unfunded lending commitments	1	(1)	NM	1	—	100
Provisions for credit losses	$24	$(11)	NM	$35	$8	NM
Income (loss) from continuing operations before taxes	$22	$33	(33)%	$43	$29	48%
Income taxes (benefits)	7	11	(36)%	13	6	NM
Income (loss) from continuing operations	$15	$22	(32)%	$30	$23	30%
Noncontrolling interests	5	5	—%	10	8	25%
Net income (loss)	$10	$17	(41)%	$20	$15	33%
Balance Sheet data (in billions of dollars)
Average assets	$10	$10	—%	$10	$10	—%
Return on average assets	0.40%	0.68%		0.40%	0.30%
Efficiency ratio	87%	94%		89%	95%
Average deposits	$14	$13	8	$13	$13	—
Net credit losses as a percentage of average loans	0.97%	(0.05)%		0.77%	0.70%
Revenue by business
Retail banking	$224	$214	5%	$438	$429	2%
Citi-branded cards	135	150	(10)	268	303	(12)
Total	$359	$364	(1)%	$706	$732	(4)%
Income (loss) from continuing operations by business
Retail banking	$7	$(5)	NM	$—	$(18)	100%
Citi-branded cards	8	27	(70)%	30	41	(27)
Total	$15	$22	(32)%	$30	$23	30%
Foreign Currency (FX) Translation Impact
Total revenues-as reported	$359	$364	(1)%	$706	$732	(4)%
Impact of FX translation (1)	—	(2)		—	(15)
Total revenues-ex-FX	$359	$362	(1)%	$706	$717	(2)%
Total operating expenses-as reported	$313	$342	(8)%	$628	$695	(10)%
Impact of FX translation (1)	—	—		—	(11)
Total operating expenses-ex-FX	$313	$342	(8)%	$628	$684	(8)%
Provisions for credit losses-as reported	$24	$(11)	NM	$35	$8	NM
Impact of FX translation (1)	—	—		—	(3)
Provisions for credit losses-ex-FX	$24	$(11)	NM	$35	$5	NM
Net income (loss)-as reported	$10	$17	(41)%	$20	$15	33%
Impact of FX translation (1)	—	—		—	3
Net income (loss)-ex-FX	$10	$17	(41)%	$20	$18	11%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2014 average exchange rates for all periods presented.

NM	Not meaningful

The discussion of the results of operations for EMEA GCB below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of EMEA GCB’s results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q14 vs. 2Q13
Net income declined $7 million to $10 million as higher credit costs and lower revenues were partially offset by lower expenses.
Revenues decreased 1%, mainly driven by lower revenues resulting from the sales of Citi’s consumer operations in Turkey and Romania during 2013, partially offset by higher volumes in core markets, particularly in Russia, Poland and the United Arab Emirates. Net interest revenue decreased 1%, due to continued spread compression in cards and an 11% decrease in average cards loans, primarily due to the sales of the consumer operations in Turkey and Romania, partially offset by growth in average retail loans of 11%. Interest rate caps on credit cards, particularly in Poland, and the continued low interest rate environment were the main contributors to the lower net interest spreads. Non-interest revenue decreased 1%, mainly reflecting lower revenues due to the sales of the consumer operations in Turkey and Romania, partially offset by higher investment fees due to an increase in the sale of higher spread products. Investment sales increased 7% and average deposits increased 2%, while cards purchase sales decreased 11% due to the sales of the consumer operations in Turkey and Romania. Continued regulatory changes, including caps on interchange rates in Poland, and spread compression will likely continue to negatively impact revenues in EMEA GCB during the remainder of 2014.
Expenses declined 8%, primarily due to repositioning savings and the impact of the sales of the consumer operations in Turkey and Romania, partially offset by continued investment spending on new internal operating platforms.
 Provisions increased $35 million due to higher net credit losses and the absence of a loan loss reserve release in the current quarter. The higher net credit losses reflected the absence of a $28 million benefit in the prior-year period primarily due to the sales of written-off accounts.

Russia/Ukraine
To date, the ongoing instability in Russia and Ukraine has not had a material impact on the results of operations of EMEA GCB. However, future developments, including actions by Citi to mitigate its exposures and risks or the imposition of additional sanctions, such as asset freezes, involving Russia or against Russian entities, business sectors, individuals or otherwise, could negatively impact the business. For additional information on Citi’s exposures in these countries, see “Managing Global Risk-Country and Cross-Border Risk” below.

2014 YTD vs. 2013 YTD
Year-to-date, EMEA GCB has experienced similar trends to those described above. Net income increased 11%, mainly due to lower expenses, partially offset by lower revenues and higher credit costs.
Revenues decreased 2% primarily driven by the lower revenues resulting from the sales of Citi’s consumer operations in Turkey and Romania, partially offset by higher volumes in core markets.
Expenses declined 8%, driven by the factors described above.
Provisions increased by $30 million primarily due to the absence of loan loss reserve releases in the current period. Net credit losses increased 11% due to a benefit in the prior-year period due to the sales of written-off accounts.

LATIN AMERICA GCB
Latin America GCB provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America GCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with nearly 1,600 branches.
At June 30, 2014, Latin America GCB had 1,921 retail branches, with approximately 32.2 million retail banking customer accounts, $30.8 billion in retail banking loans and $48.3 billion in deposits. In addition, the business had approximately 9.0 million Citi-branded card accounts with $11.7 billion in outstanding loan balances.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$1,571	$1,575	—%	$3,076	$3,117	(1)%
Non-interest revenue	753	758	(1)	1,516	1,524	(1)
Total revenues, net of interest expense	$2,324	$2,333	—%	$4,592	$4,641	(1)%
Total operating expenses	$1,360	$1,351	1%	$2,674	$2,692	(1)%
Net credit losses	$493	$416	19%	$962	$835	15%
Credit reserve build (release)	111	104	7	167	142	18
Provision (release) for unfunded lending commitments	1	—	100	—	—	—
Provision for benefits and claims	27	33	(18)	74	82	(10)
Provisions for loan losses and for benefits and claims (LLR & PBC)	$632	$553	14%	$1,203	$1,059	14%
Income from continuing operations before taxes	$332	$429	(23)%	$715	$890	(20)%
Income taxes	33	83	(60)	105	188	(44)
Income from continuing operations	$299	$346	(14)%	$610	$702	(13)%
Noncontrolling interests	2	—	NM	4	2	100
Net income	$297	$346	(14)%	$606	$700	(13)%
Balance Sheet data (in billions of dollars)
Average assets	$81	$80	1%	$81	$83	(2)%
Return on average assets	1.47%	1.73%		1.51%	1.72%
Efficiency ratio	59%	58%		58%	58%
Average deposits	$47	$45	4	$47	$45	4%
Net credit losses as a percentage of average loans	4.65%	4.06%		4.62%	4.14%
Revenue by business
Retail banking	$1,511	$1,544	(2)%	$3,009	$3,088	(3)%
Citi-branded cards	813	789	3	1,583	1,553	2
Total	$2,324	$2,333	—%	$4,592	$4,641	(1)%
Income from continuing operations by business
Retail banking	$208	$190	9%	$413	$418	(1)%
Citi-branded cards	91	156	(42)	197	284	(31)
Total	$299	$346	(14)%	$610	$702	(13)%
Foreign Currency (FX) Translation Impact
Total revenues-as reported	$2,324	$2,333	—%	$4,592	$4,641	(1)%
Impact of FX translation (1)	—	(80)		—	(225)
Total revenues-ex-FX	$2,324	$2,253	3%	$4,592	$4,416	4%
Total operating expenses-as reported	$1,360	$1,351	1%	$2,674	$2,692	(1)%
Impact of FX translation (1)	—	(43)		—	(128)
Total operating expenses-ex-FX	$1,360	$1,308	4%	$2,674	$2,564	4%
Provisions for LLR & PBC-as reported	$632	$553	14%	$1,203	$1,059	14%
Impact of FX translation (1)	—	(14)		—	(49)
Provisions for LLR & PBC-ex-FX	$632	$539	17%	$1,203	$1,010	19%
Net income-as reported	$297	$346	(14)%	$606	$700	(13)%
Impact of FX translation (1)	—	(18)		—	(35)
Net income-ex-FX	$297	$328	(9)%	$606	$665	(9)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2014 average exchange rates for all periods presented.
NM Not Meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Latin America GCB’s results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q14 vs. 2Q13
Net income decreased 9% as higher credit costs and higher expenses were partially offset by higher revenues.
Revenues increased 3%, primarily due to continued volume growth in retail banking and cards, partially offset by continued spread compression and slower overall economic growth across the region, including in Mexico and Brazil. Net interest revenue increased 2% due to increased volumes, partially offset by spread compression. Non-interest revenue increased 5%, primarily due to higher fees from increased business volumes in retail banking and cards as well as a gain on sale (approximately $10 million) related to the sale of Citi’s consumer business in Honduras.
Retail banking revenues increased 1% as average loans increased 8%, investment sales increased 13% and average deposits increased 8%, partially offset by lower spreads in Brazil and Mexico. Cards revenues increased 7% as average loans increased 8% and purchase sales increased 1%. This increase in overall cards revenues was partially offset by the lower economic growth and slowing cards purchase sales in Mexico due to the previously-disclosed fiscal reforms enacted in 2013, which included higher income and other taxes and continued to negatively impact consumer behavior. Citi expects these trends as well as spread compression could continue to negatively impact revenues in Latin America GCB during the remainder of 2014.
Expenses increased 4%, primarily in Mexico due to higher legal and related costs, increased compliance costs and higher technology spending, partially offset by productivity and efficiency savings.
Provisions increased 17%, primarily due to higher net credit losses as well as a higher loan loss reserve build. Net credit losses increased 22%, driven primarily by Mexico cards and, to a lesser extent, the personal loan portfolio, as the portfolios continued to grow and season. In addition, Mexico fiscal reforms (as discussed above) negatively impacted card delinquencies in Mexico across the industry. The continued impact of the fiscal reforms and economic slowdown in Mexico could cause net credit losses in Latin America GCB to remain elevated. Any further deterioration in Citi’s Mexican homebuilders clients could also result in higher net credit losses, although any losses related to those homebuilder clients should be charged against existing loan loss reserves as of June 30, 2014, and thus should be neutral to overall cost of credit. The loan loss reserve build increased 8%, primarily due to portfolio growth and seasoning.

Argentina/Venezuela
For additional information on Citi’s exposures in Argentina and Venezuela and the impact, or potential future impact, to Latin America GCB results of operations as a result of certain developments in these countries, see “Managing Global Risk-Country and Cross-Border Risk” below.

2014 YTD vs. 2013 YTD
Year-to-date, Latin America GCB has experienced similar trends to those described above. Net income decreased 9% as higher credit costs and higher expenses were partially offset by higher revenues.
Revenues increased 4%, primarily due to volume growth in retail banking and cards, partially offset by continued spread compression and slower overall economic growth across the region, including in Mexico. Net interest revenue increased 4% due to increased volumes, partially offset by spread compression. Non-interest revenue increased 4%, primarily due to higher fees from increased business volumes in retail and cards as well as gains on sale (approximately $50 million) related to the sale of Citi’s consumer business in Honduras in the current period and Citi’s partial sale of its indirect investment in Banco de Chile during the first quarter of 2014. Retail banking revenues increased 2% as average loans increased 8%, investment sales increased 13% and average deposits increased 7%. Cards revenues increased 7% as average loans increased 9% and purchase sales increased 3%, partially offset by lower economic growth and slowing cards purchase sales in Mexico due to the 2013 fiscal reforms.
Expenses increased 4%, driven by the factors described above.
Provisions increased 19%, primarily due to higher net credit losses as well as a higher loan loss reserve build. Net credit losses increased 21%, driven primarily by Mexico cards and, to a lesser extent, the personal loan portfolio, as the portfolios continued to grow and season. The loan loss reserve build increased 24%, primarily due to portfolio growth and seasoning.

ASIA GCB
Asia GCB provides traditional banking and Citi-branded card services to retail customers and small- to mid-size businesses, with the largest Citi presence in Korea, Singapore, Australia, Hong Kong, Taiwan, India, Japan, Malaysia, Thailand, Indonesia and the Philippines.
At June 30, 2014, Asia GCB had 471 retail branches, approximately 16.9 million retail banking customer accounts, $75.6 billion in retail banking loans and $105.0 billion in deposits. In addition, the business had approximately 16.3 million Citi-branded card accounts with $19.3 billion in outstanding loan balances.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$1,168	$1,190	(2)%	$2,302	$2,417	(5)%
Non-interest revenue	748	778	(4)	1,509	1,511	—
Total revenues, net of interest expense	$1,916	$1,968	(3)%	$3,811	$3,928	(3)%
Total operating expenses	$1,446	$1,142	27%	$2,576	$2,305	12%
Net credit losses	$198	$180	10%	$401	$386	4%
Credit reserve build (release)	(35)	19	NM	(38)	22	NM
Provision for unfunded lending commitments	(6)	10	NM	(10)	24	NM
Provisions for loan losses	$157	$209	(25)%	$353	$432	(18)%
Income from continuing operations before taxes	$313	$617	(49)%	$882	$1,191	(26)%
Income taxes	99	207	(52)	287	387	(26)
Income from continuing operations	$214	$410	(48)%	$595	$804	(26)%
Noncontrolling interests	—	—	—	—	—	—
Net income	$214	$410	(48)%	$595	$804	(26)%
Balance Sheet data (in billions of dollars)
Average assets	$133	$129	3%	$132	$129	2%
Return on average assets	0.65%	1.27%		0.91%	1.26%
Efficiency ratio	75%	58%		68%	59%
Average deposits	$103	$102	1	$102	$105	(3)
Net credit losses as a percentage of average loans	0.85%	0.82%		0.88%	0.88%
Revenue by business
Retail banking	$1,161	$1,192	(3)%	$2,327	$2,392	(3)%
Citi-branded cards	755	776	(3)	1,484	1,536	(3)
Total	$1,916	$1,968	(3)%	$3,811	$3,928	(3)%
Income from continuing operations by business
Retail banking	$58	$223	(74)%	$279	$463	(40)%
Citi-branded cards	156	187	(17)	316	341	(7)
Total	$214	$410	(48)%	$595	$804	(26)%
Foreign Currency (FX) Translation Impact
Total revenues-as reported	$1,916	$1,968	(3)%	$3,811	$3,928	(3)%
Impact of FX translation (1)	—	(17)		—	(106)
Total revenues-ex-FX	$1,916	$1,951	(2)%	$3,811	$3,822	—%
Total operating expenses-as reported	$1,446	$1,142	27%	$2,576	$2,305	12%
Impact of FX translation (1)	—	(2)		—	(47)
Total operating expenses-ex-FX	$1,446	$1,140	27%	$2,576	$2,258	14%
Provisions for loan losses-as reported	$157	$209	(25)%	$353	$432	(18)%
Impact of FX translation (1)	—	1		—	(13)
Provisions for loan losses-ex-FX	$157	$210	(25)%	$353	$419	(16)%
Net income-as reported	$214	$410	(48)%	$595	$804	(26)%
Impact of FX translation (1)	—	(10)		—	(26)
Net income-ex-FX	$214	$400	(47)%	$595	$778	(24)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2014 average exchange rates for all periods presented.

NM	Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentation of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Asia GCB’s results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q14 vs. 2Q13
Net income decreased 47%, primarily due to higher expenses and lower revenues, partially offset by lower credit costs.
Revenues decreased 2%, with declines in both net interest revenue and non-interest revenue. Net interest revenue declined 1% driven by the ongoing impact of regulatory changes, continued spread compression and the repositioning of the franchise in Korea. Non-interest revenue decreased 3%, primarily driven by a decline in investment sales, partially offset by increased insurance fee revenues.
Retail banking revenues decreased 3% due to the continued negative impact of Korea as well as lower investment sales revenues, partially offset by the increased insurance fee revenues. Investment sales revenues declined 11% due to weaker investor sentiment reflecting overall market uncertainty as well as strong performance in the prior-year period. Citi expects investment sales revenues will continue to reflect the overall capital markets environment in the region. Average retail deposits increased 2% (3% excluding Korea) and average retail loans increased 8% (11% excluding Korea).
Cards revenues decreased 1% due to the continued impact of regulatory changes and spread compression, offset by a 5% increase (8% excluding Korea) in purchase sales driven by growth in China, India, Singapore and Hong Kong.
While Korea continued to have a negative impact on year-over-year revenue comparisons in Asia GCB, revenues in Korea were broadly stable quarter-over-quarter and Citi believes it could begin to see sequential revenue growth in Korea in the second half of 2014. Citi expects spread compression and the impact of regulatory changes in several markets across the region to continue to have a negative impact on Asia GCB revenues during the remainder of 2014.
Expenses increased 27% primarily due to higher repositioning charges in Korea of approximately $270 million in the current quarter.
Provisions decreased 25%, as loan loss reserve releases were partially offset by higher net credit losses due to lower recoveries.

2014 YTD vs. 2013 YTD
Year-to-date, Asia GCB has experienced similar trends to those described above. Net income decreased 24%, primarily due to higher expenses, partially offset by lower credit costs.
Revenues were unchanged, as higher non-interest revenue was offset by lower net interest revenue. Net interest revenue declined 2% driven by the ongoing impact of regulatory changes, continued spread compression and the repositioning of the franchise in Korea. Non-interest revenue increased 2%, primarily due to increased insurance fee revenues, partially offset by the decline in investment sales revenues.
Retail banking revenues decreased 1% primarily due to the continued negative impact of Korea as well as a 8% decline in investment sales revenues, partially offset by the increased insurance fee revenues. Average retail deposits were unchanged (a 2% increase excluding Korea) and average retail loans increased 8% (11% excluding Korea).
Cards revenues increased 1%, as cards purchase sales increased 5% (9% excluding Korea), with growth in China, India, Hong Kong and Singapore. This increase was partially offset by the continued impact of regulatory changes and repositioning in Korea as well as ongoing spread compression.
Expenses increased 14% primarily due to the higher repositioning charges in Korea in the current quarter.
Provisions decreased 16%, as loan loss reserve releases were partially offset by an 8% increase in net credit losses due to lower recoveries.

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
ICG’s international presence is supported by trading floors in 75 countries and a proprietary network in over 95 countries and jurisdictions. At June 30, 2014, ICG had approximately $1.1 trillion of assets and $577 billion of deposits, while two of its businesses, securities services and issuer services, managed $15.4 trillion of assets under custody.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Commissions and fees	$1,089	$1,105	(1)%	$2,199	$2,241	(2)%
Administration and other fiduciary fees	666	683	(2)	1,304	1,364	(4)
Investment banking	1,257	983	28	2,214	2,068	7
Principal transactions	1,577	2,450	(36)	4,183	4,922	(15)
Other	37	370	(90)	124	731	(83)
Total non-interest revenue	$4,626	$5,591	(17)%	$10,024	$11,326	(11)%
Net interest revenue (including dividends)	3,837	3,969	(3)	7,673	7,825	(2)
Total revenues, net of interest expense	$8,463	$9,560	(11)%	$17,697	$19,151	(8)%
Total operating expenses	$4,891	$5,006	(2)%	$9,885	$10,085	(2)%
Net credit losses	$9	$53	(83)%	$143	$92	55%
Provision (release) for unfunded lending commitments	(96)	(64)	(50)	(183)	(41)	NM
Credit reserve (release)	(25)	(19)	(32)	(45)	(16)	NM
Provisions for credit losses	$(112)	$(30)	NM	$(85)	$35	NM
Income from continuing operations before taxes	$3,684	$4,584	(20)%	$7,897	$9,031	(13)%
Income taxes	1,122	1,448	(23)	2,370	2,825	(16)
Income from continuing operations	$2,562	$3,136	(18)%	$5,527	$6,206	(11)%
Noncontrolling interests	19	23	(17)	45	73	(38)
Net income	$2,543	$3,113	(18)%	$5,482	$6,133	(11)%
Average assets (in billions of dollars)	$1,065	$1,090	(2)%	$1,062	$1,080	(2)%
Return on average assets	0.96%	1.15%		1.04%	1.15%
Efficiency ratio	58%	52%		56%	53%
Revenues by region
North America	$3,146	$3,245	(3)%	$6,704	$6,822	(2)%
EMEA	$2,441	3,088	(21)	5,223	5,841	(11)
Latin America	1,150	1,223	(6)	2,252	2,446	(8)
Asia	1,726	2,004	(14)	3,518	4,042	(13)
Total	$8,463	$9,560	(11)%	$17,697	$19,151	(8)%
Income from continuing operations by region
North America	$1,068	$984	9%	$2,357	$2,240	5%
EMEA	557	1,003	(44)	1,336	1,657	(19)
Latin America	430	527	(18)	771	999	(23)
Asia	507	622	(18)	1,063	1,310	(19)
Total	$2,562	$3,136	(18)%	$5,527	$6,206	(11)%
Average loans by region (in billions of dollars)
North America	$109	$96	14%	$108	$93	16%
EMEA	59	56	5	58	55	5
Latin America	41	37	11	41	38	8
Asia	70	64	9	69	62	11
Total	$279	$253	10%	$276	$248	11%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$384	$343	12%
All other ICG businesses	193	190	2
Total	$577	$533	8%

ICG Revenue Details—Excluding CVA/DVA

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2014	2013		2014	2013
Investment banking revenue details
Advisory	$193	$215	(10)%	$368	$419	(12)%
Equity underwriting	397	302	31	696	552	26
Debt underwriting	748	639	17	1,326	1,352	(2)
Total investment banking	$1,338	$1,156	16%	$2,390	$2,323	3%
Treasury and trade solutions	2,009	2,005	—	3,957	3,931	1
Corporate lending - excluding gain/(loss) on loan hedges (see below)	454	404	12	869	739	18
Private bank	656	645	2	1,324	1,274	4
Total Banking revenues (ex-CVA/DVA and gain/(loss) on loan hedges)	$4,457	$4,210	6%	$8,540	$8,267	3%
Corporate lending - gain/(loss) on loan hedges (1)	$(44)	$23	NM	$(61)	$(1)	NM
Total Banking revenues (ex-CVA/DVA and including gain/(loss) on loan hedges)	$4,413	$4,233	4%	$8,479	$8,266	3%
Fixed income markets	$2,996	$3,422	(12)%	$6,846	$8,109	(16)%
Equity markets	659	885	(26)	1,542	1,664	(7)
Securities services	598	599	—	1,159	1,165	(1)
Other	(171)	(41)	NM	(290)	(205)	(41)
Total Markets and securities services (ex-CVA/DVA)	$4,082	$4,865	(16)%	$9,257	$10,733	(14)%
Total ICG (ex-CVA/DVA)	$8,495	$9,098	(7)%	$17,736	$18,999	(7)%
CVA/DVA (excluded as applicable in lines above)	(32)	462	NM	(39)	152	NM
Fixed income markets	(36)	434	NM	(62)	141	NM
Equity markets	4	28	(86)	20	12	67
Private bank	—	—	—	3	(1)	NM
Total Revenues, net of interest expense	$8,463	$9,560	(11)%	$17,697	$19,151	(8)%

NM Not meaningful

(1)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges is netted against the corporate lending revenues to reflect the cost of credit protection.

The discussion of the results of operations for ICG below excludes the impact of CVA/DVA for all periods presented. Presentation of the results of operations, excluding the impact of CVA/DVA and the impact of gains/(losses) on hedges on accrual loans, are non-GAAP financial measures. Citi believes the presentation of ICG’s results excluding the impact of these items is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of these metrics to the reported results, see the table above.

2Q14 vs. 2Q13
Net income decreased 9%, primarily driven by lower revenues, partially offset by lower expenses and lower credit costs.

•
Revenues decreased 7%, reflecting lower revenues in fixed income markets and equity markets, partially offset by higher revenues in investment banking, corporate lending and the private bank. Citi expects revenues in ICG, particularly its Markets and securities services businesses, will likely continue to reflect the overall market environment.

•
Investment banking revenues increased 16%, primarily reflecting an increase in debt and equity underwriting revenues. Advisory revenues decreased 10%, reflecting a decline in wallet share, although announced volume share and number of deals announced each improved in the current quarter. Equity underwriting revenues increased 31%, driven by higher levels of market activity. Debt underwriting revenues increased 17% across bond and loan originations as a result of higher wallet share in a relatively flat market environment.

•
Treasury and trade solutions revenues were largely unchanged on a reported basis. Excluding a gain of approximately $50 million in the prior-year period, revenues increased 3%, as continued higher balances and fee growth were partially offset by the impact of spread compression globally. End-of-period deposit balances increased 12% and average trade loans increased 3%.

•
Corporate lending revenues decreased 4% on a reported basis. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues increased 12%, primarily due to higher average loan balances and lower funding costs, partially offset by lower loan yields and losses from loan sale activity.

•
Private bank revenues increased 2% due to growth in client lending and deposit volumes, partially offset by continued spread compression. Higher fees from managed investments were largely offset by lower capital markets revenues due to low trading activity.

•
Fixed income markets revenues decreased 12%, as historically low volatility and continued macroeconomic uncertainty dampened investor client flows, particularly in rates and currencies. Also, the prior-year period benefited from gains realized from reducing risk positions in the emerging markets. Securitized and credit products revenues increased, particularly in North America, due to the continued positive spread environment and investor appetite for spread products.

•
Equity markets revenues decreased 26% reflecting lower client activity and weak trading performance in EMEA in part due to macroeconomic and geopolitical uncertainties in the region, as well as a strong prior-year performance in North America. The weak trading performance was driven in part by the business taking an overall conservative position in anticipation of a potentially more significant market reaction to the uncertainties in EMEA during the current quarter, as well as other trading losses.
Derivatives revenues declined due to strong performance in flow derivatives and corporate client activity in the prior-year period, particularly in North America. Cash trading client activity was lower, particularly in North America and Asia.

•
Securities services revenues were unchanged as an increase in volumes, assets under custody and overall client activity was offset by lower net interest revenue due to a reduction in deposits and ongoing spread compression.

Expenses decreased 2%, primarily reflecting lower performance-based compensation, higher efficiency savings and lower repositioning charges, partially offset by increased regulatory and compliance costs and higher legal and related costs.
Provisions decreased $82 million, primarily reflecting lower net credit losses and a higher loan loss reserve release.
For information regarding Citi’s estimate for implementing the funding valuation adjustment (FVA) for over-the-counter (OTC) derivatives during the second half of 2014, see “Fair Value Adjustments for Derivatives and Fair Value Option Liabilities” below.

China and Russia/Ukraine
There has been recent speculation regarding potential fraud related to the financing of physical metal stored at certain ports in China, specifically Qingdao and Penglai. As of June 30, 2014, Citi had provided roughly $400 million of financing collateralized by physical metal stored in China (less than 1% of Citi’s corporate loan portfolio), of which approximately $285 million related to the two ports potentially at issue. This financing has been provided to clients that are non-Chinese subsidiaries of large multi-national corporations, and the contracts are guaranteed by the parent companies; Citi had no direct exposure to local Chinese counterparties. Under a typical transaction, Citi’s client receives cash to finance a physical commodity inventory with the agreement to repurchase the inventory at a specified date in the future (typically for periods of three to six months).  By contract, the client is responsible for providing clean title to the inventory, insuring it and attesting that there are no third party encumbrances. Citi did not record any losses in the second quarter of 2014 related to this financing in China. For additional information on legal proceedings related to this financing, see Note 25 to the Consolidated Financial Statements.
In addition, Citi continues to monitor and manage its exposures in ICG resulting from the ongoing instability in Russia and Ukraine. Future developments, including actions by Citi to mitigate its exposures and risks or the imposition of additional sanctions, such as asset freezes, involving Russia or against Russian entities, business sectors, individuals or otherwise, could negatively impact the business. For additional information on Citi’s exposures in these countries, see “Managing Global Risk-Country and Cross-Border Risk” below.

2014 YTD vs. 2013 YTD
Year-to-date, ICG has experienced similar trends to those described above. Net income decreased 9%, primarily driven by lower revenues, partially offset by lower expenses and lower credit costs.

•	Revenues decreased 7%, reflecting lower revenues in fixed income markets and equity markets, partially offset by higher revenues in corporate lending, investment banking and the private bank.

•
Investment banking revenues increased 3%, primarily reflecting higher levels of market activity, partially offset by a slight decline in overall investment banking wallet share. Advisory revenues decreased 12% as a result of lower wallet share, although announced volume share and number of deals announced each improved in the first half of 2014. Equity underwriting revenues increased 26%, driven by increased market and client activity. Debt underwriting revenues decreased 2% as slight wallet share improvement was more than offset by market declines in loan syndication fees.

•
Treasury and trade solutions revenues increased 1%, as higher balances and fee growth was partially offset by the impact of spread compression globally. End-of-period deposit balances increased 12% and average trade loans increased 10%, including the impact of the previously-disclosed consolidation of approximately $7 billion of trade loans during the second quarter of 2013.

•
Corporate lending revenues increased 9% on a reported basis. Excluding the impact of losses on hedges on accrual loans, revenues increased 18%, as higher loan balances and lower funding costs were partially offset by lower loan yields.

•
Private bank revenues increased 4% due to growth in managed investments, including the impact of higher client assets under management, and a revenue gain on legacy assets. Revenue growth in lending and deposits, primarily driven by growth in client volumes, was partly offset by continued spread compression, especially in lending.

•
Fixed income markets revenues decreased 16%, primarily reflecting the uncertain emerging market and macroeconomic environment as well as historically low levels of volatility and client activity across the business. Local markets performance decreased as a result of the uncertain market environment and purposefully lower risk levels. Rates decreased as a result of lower client volumes particularly in the first quarter of 2014. Securitized products results declined, particularly in North America, due to comparatively lower investor appetite for yield products in the first quarter of 2014. Improved credit products reflected increased high grade and distressed flow trading.

•
Equity markets revenues decreased 7%, primarily due to lower client activity and weak trading performance in EMEA in the current quarter, as described above. Cash trading performance decreased driven by a decline in commissions in all regions, except EMEA, and an increase in trading losses in EMEA. Derivatives declined due to lower market volatility levels and strong prior-year performance in flow derivatives.

•
Securities services revenues decreased 1%, reflecting lower net interest revenue due to a reduction in deposits and ongoing spread compression, partially offset by an increase in volumes, assets under custody and overall client activity.

Expenses decreased 2%, primarily reflecting the impact of lower performance-based compensation and efficiency savings, partially offset by increased regulatory and compliance costs, higher legal and related costs and higher repositioning charges.
Provisions decreased $120 million, primarily reflecting a higher loan loss reserve release and an improvement in the provision for unfunded lending commitments in the corporate loan portfolio, partially offset by higher net credit losses. Included in ICG credit costs in the first half of 2014 was approximately $154 million of incremental credit costs related to the Petróleos Mexicanos supplier program (for additional information, see “Institutional Clients Group” in Citi’s First Quarter of 2014 Form 10-Q, Form 8-K filed with the SEC on February 28, 2014 and “Institutional Clients Group- Transaction Services” in Citi’s 2013 Annual Report on Form 10-K).

CORPORATE/OTHER
Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At June 30, 2014, Corporate/Other had $326 billion of assets, or 17% of Citigroup’s total assets, consisting primarily of Citi’s liquidity portfolio (approximately $104 billion of cash and cash equivalents and $167 billion of liquid available-for-sale securities). For additional information, see “Balance Sheet Review” and “Managing Global Risk-Market Risk-Funding and Liquidity” below.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2014	2013		2014	2013
Net interest revenue	$(45)	$(138)	67%	$(81)	$(283)	71%
Non-interest revenue	80	252	(68)	257	403	(36)
Total revenues, net of interest expense	$35	$114	(69)%	$176	$120	47%
Total operating expenses	$655	$294	NM	$1,076	$634	70%
Provisions for loan losses and for benefits and claims	—	—	—%	—	—	—%
Loss from continuing operations before taxes	$(620)	$(180)	NM	$(900)	$(514)	(75)%
Benefits for income taxes	(188)	49	NM	(10)	(120)	92%
Loss from continuing operations	$(432)	$(229)	(89)%	$(890)	$(394)	NM
Income (loss) from discontinued operations, net of taxes	(22)	30	NM	15	(3)	NM
Net loss before attribution of noncontrolling interests	$(454)	$(199)	NM	$(875)	$(397)	NM
Noncontrolling interests	25	6	NM	35	36	(3)%
Net loss	$(479)	$(205)	NM	$(910)	$(433)	NM

2Q14 vs. 2Q13
The net loss increased $274 million to $479 million, primarily due to higher expenses and lower revenues.
Revenues decreased 69%, driven by hedging activities, partially offset by higher investment revenues.
Expenses increased $361 million, largely driven by higher legal and related costs, increased regulatory and compliance costs and higher repositioning charges.

2014 YTD vs. 2013 YTD
The net loss increased $477 million to $910 million, primarily due to higher expenses and a $210 million tax charge in the first quarter of 2014 (see “Executive Summary” in Citi’s First Quarter of 2014 Form 10-Q), partially offset by higher revenues.
Revenues increased 47%, driven by higher investment revenues, partially offset by lower revenues from hedging activities.
Expenses increased 70%, largely driven by higher legal and related costs, increased regulatory and compliance costs and higher repositioning charges.

CITI HOLDINGS
Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. As of June 30, 2014, Citi Holdings assets were approximately $111 billion, a decrease of 15% year-over-year and 3% from March 31, 2014. The decline in assets of $3 billion from March 31, 2014 primarily consisted of net pay-downs.
Also as of June 30, 2014, consumer assets in Citi Holdings were approximately $98 billion, or approximately 88% of Citi Holdings assets. Of the consumer assets, approximately $67 billion, or 68%, consisted of North America residential mortgages (residential first mortgages and home equity loans), including consumer mortgages originated by Citi’s legacy CitiFinancial North America business (approximately $11 billion, or 16%, of the $67 billion as of June 30, 2014). As part of Citi’s continued focus on winding down Citi Holdings, during the second quarter of 2014, Citi signed agreements to sell its consumer banking businesses in Greece and Spain consisting of approximately $2.7 billion of assets. The sales, which are subject to regulatory and other customary closing conditions, are expected to close in the third quarter of 2014.
As of June 30, 2014, Citi Holdings represented approximately 6% of Citi’s GAAP assets and 16% of its estimated risk-weighted assets under Basel III (based on the “Advanced Approaches” for determining risk-weighted assets).

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$972	$784	24%	$1,875	$1,537	22%
Non-interest revenue	491	312	57	1,044	464	NM
Total revenues, net of interest expense	$1,463	$1,096	33%	$2,919	$2,001	46%
Provisions for credit losses and for benefits and claims
Net credit losses	$399	$770	(48)%	$918	$1,700	(46)%
Credit reserve build (release)	(196)	(480)	59	(537)	(827)	35
Provision for loan losses	$203	$290	(30)%	$381	$873	(56)%
Provision for benefits and claims	143	154	(7)	298	322	(7)
Provision (release) for unfunded lending commitments	(3)	7	NM	(7)	3	NM
Total provisions for credit losses and for benefits and claims	$343	$451	(24)%	$672	$1,198	(44)%
Total operating expenses	$4,514	$1,564	NM	$6,058	$3,081	97%
Loss from continuing operations before taxes	$(3,394)	$(919)	NM	$(3,811)	$(2,278)	(67)%
Income taxes (benefits)	88	(338)	NM	(46)	(898)	95
Loss from continuing operations	$(3,482)	$(581)	NM	$(3,765)	$(1,380)	NM
Noncontrolling interests	—	1	(100)%	1	6	(83)%
Citi Holdings net loss	$(3,482)	$(582)	NM	$(3,766)	$(1,386)	NM
Total revenues, net of interest expense (excluding CVA/DVA)
Total revenues-as reported	$1,463	$1,096	33%	$2,919	$2,001	46%
CVA/DVA	(1)	15	NM	13	6	NM
Total revenues-excluding CVA/DVA	$1,464	$1,081	35%	$2,906	$1,995	46%
Balance sheet data (in billions of dollars)
Average assets	$112	$143	(22)%	$114	$148	(23)%
Return on average assets	(12.47)%	(1.63)%		(6.66)%	(1.89)%
Efficiency ratio	309%	143%		208%	154%
Total EOP assets	$111	$131	(15)%
Total EOP loans	82	100	(18)
Total EOP deposits	20	65	(70)
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

2Q14 vs. 2Q13
The net loss increased by $2.9 billion to $3.5 billion due to the impact of the mortgage settlement (see “Executive Summary” above and Note 25 to the Consolidated Financial Statements). Excluding the impact of the mortgage settlement, net income increased by $835 million to $244 million, primarily due to higher revenues, lower expenses and lower credit costs.
Revenues increased 35%, primarily driven by the absence of residential mortgage repurchase reserve builds for representation and warranty claims in the current quarter, a higher level of gains on asset sales compared to the prior period and lower funding costs. Net interest revenues increased 24%, primarily due to the lower funding costs. Non-interest revenues increased 66%, primarily driven by the absence of the repurchase reserve builds as well as the higher levels of gains on asset sales compared to the prior-year period.
Expenses increased $3.0 billion due to the impact of the mortgage settlement. Excluding the impact of the mortgage settlement, expenses declined 51%, principally reflecting lower legal and related costs ($15 million compared to $705 million in the prior-year period) as well as the ongoing decline in Citi Holdings assets and mortgage-servicing rights (MSRs) portfolio sales.
Provisions decreased 24% on a reported basis. Excluding the impact of the mortgage settlement, provisions decreased 36%, driven by a 48% decline in net credit losses primarily due to improvements in North America mortgages and overall lower asset levels. Net credit losses in the current quarter included a recovery of approximately $58 million in residential first mortgages in CitiMortgage. The net reserve release decreased 58% to $199 million. Excluding the impact of the mortgage settlement, the net reserve release decreased 46% to $254 million, substantially all of which related to the North America mortgage portfolio.

2014 YTD vs. 2013 YTD
Year-to-date, Citi Holdings has experienced similar trends to those described above. The net loss increased by $2.4 billion to $3.8 billion, largely due to the mortgage settlement. Excluding the impact of the mortgage settlement, the net loss decreased $1.3 billion to $48 million, primarily due to higher revenues, lower expenses and lower cost of credit.
Revenues increased 46% primarily driven by the absence of residential mortgage repurchase reserve builds for representation and warranty claims in the first half of 2014 and lower funding costs.
Expenses increased $3.0 billion, primarily due to the impact of the mortgage settlement. Excluding the impact of the mortgage settlement, expenses declined 25%, primarily driven by lower legal and related costs ($799 million compared to $1.4 billion in the prior-year period) as well as the ongoing decline in Citi Holdings assets and the resulting decline in operating expenses.
Provisions decreased 44% on a reported basis. Excluding the impact of the mortgage settlement, provisions decreased 48%, driven by a 46% decline in net credit losses primarily due to improvements in North America mortgages and overall lower asset levels. The net reserve release decreased 34% to $544 million. Excluding the impact of the mortgage settlement, the net reserve release decreased 27% to $599 million, substantially all of which related to the North America mortgage portfolio.

BALANCE SHEET REVIEW
The following sets forth a general discussion of the changes in certain of the more significant line items of Citi’s Consolidated Balance Sheet. For a description of the categories of assets and liabilities discussed below, see “Balance Sheet Review” in Citi’s 2013 Annual Report on Form 10-K. For additional information on Citigroup’s liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity” below.

In billions of dollars	June 30, 2014	March 31, 2014	Dec. 31, 2013	June 30, 2013	EOP 2Q14 vs. 1Q14 Increase (decrease)	% Change	EOP 2Q14 vs. 4Q13 Increase (decrease)	% Change	EOP 2Q14 vs. 2Q13 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$189	$204	$199	$189	$(15)	(7)%	$(10)	(5)%	$—	—%
Federal funds sold and securities borrowed or purchased under agreements to resell	250	263	257	263	(13)	(5)	(7)	(3)	(13)	(5)
Trading account assets	291	278	286	307	13	5	5	2	(16)	(5)
Investments	326	313	309	300	13	4	17	6	26	9
Loans, net of unearned income and allowance for loan losses	650	645	646	622	5	1	4	1	28	5
Other assets	204	192	183	203	12	6	21	11	1	—
Total assets	$1,910	$1,895	$1,880	$1,884	$15	1%	$30	2%	$26	1%
Liabilities
Deposits	$966	$966	$968	$938	$—	—%	$(2)	—%	$28	3%
Federal funds purchased and securities loaned or sold under agreements to repurchase	184	191	204	218	(7)	(4)	(20)	(10)	(34)	(16)
Trading account liabilities	123	124	109	123	(1)	(1)	14	13	—	—
Short-term borrowings	60	59	59	59	1	2	1	2	1	2
Long-term debt	227	223	221	221	4	2	6	3	6	3
Other liabilities	137	122	113	127	15	12	24	21	10	8
Total liabilities	$1,697	$1,685	$1,674	$1,686	$12	1%	$23	1%	$11	1%
Total equity	213	210	206	198	3	1	7	3	15	8
Total liabilities and equity	$1,910	$1,895	$1,880	$1,884	$15	1%	$30	2%	$26	1%
ASSETS

Cash and Deposits with Banks
Cash and deposits with banks decreased 7% sequentially as Citi funded its loan growth and grew its investment portfolio to manage its interest rate position and deploy its excess liquidity (discussed further below). Average cash balances were $192 billion in the second quarter of 2014, compared to $205 billion in the first quarter of 2014.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
Citi’s federal funds sold were not significant for the periods presented. Reverse repos and securities borrowed decreased 5% sequentially driven by a reduction in trading activity in the Markets and securities services businesses within ICG.
For further information regarding these balance sheet categories, see Note 10 to the Consolidated Financial Statements.

Trading Account Assets
Trading account assets increased 5% during the second quarter of 2014 due to higher inventory held in the Markets and securities services businesses within ICG. Average trading account assets were $234 billion in the second quarter of 2014, unchanged from the first quarter of 2014.
For further information on Citi’s trading account assets, see Note 12 to the Consolidated Financial Statements.

Investments
Investments increased in the second quarter of 2014 as Citi deployed some of its cash by investing in available-for-sale securities, particularly in U.S. treasuries and foreign government securities. In addition, during the second quarter of 2014, securities with a fair value of $12 billion were transferred from available-for-sale to held-to-maturity. For further information on Citi’s investments as well as the transfer during the current quarter, see Note 13 to the Consolidated Financial Statements.

Loans
Citi’s total loans, net of unearned income, were $668 billion at June 30, 2014, compared to $664 billion at March 31, 2014 and $644 billion at June 30, 2013. The discussion of loans throughout this section excludes a positive $4 billion impact of foreign exchange translation versus the prior-year period.
Excluding this item, Citi’s loans increased 3% from the prior-year period and remained relatively stable quarter-over-quarter, as loan growth within both consumer and corporate loans within Citicorp continued. At the end of the second quarter of 2014, consumer and corporate loans represented 58% and 42%, respectively, of Citi’s total loans.
Consumer loans in Citicorp grew 6% from the prior-year period, with broad-based growth across regions and products. The Best Buy portfolio acquisition and growth in the mortgage portfolio led to 6% growth in North America consumer. International consumer loan volumes increased 5%, led by growth in Asia. Corporate loans in Citicorp grew 8%, with contribution from all four regions. Traditional corporate lending balances increased 9% as Citi funded previously extended commitments and generated new loans for target clients. Trade loans were largely unchanged as a larger portion of originations was sold to optimize returns, and private bank loans grew 19%, with growth internationally and in North America.
Citi Holdings loans decreased 18% year-over-year due to expected runoff and asset sales.
During the second quarter of 2014, average loans of $665 billion yielded an average rate of 6.9%, compared to $659 billion and 6.9% in the first quarter of 2014 and $642 billion and 7.1% in the second quarter of 2013.
For further information on Citi’s loan portfolios, see generally “Managing Global Risk-Credit Risk” and “- Country Risk” below as well as Note 14 to the Consolidated Financial Statements.

Other Assets
Other assets increased 6% sequentially primarily due to increased held-for-sale (HFS) assets related to the announcement of the sales of the Greece and Spain consumer franchises (see Note 2 to the Consolidated Financial Statements), and increased brokerage receivables driven by normal business fluctuations.

LIABILITIES

Deposits
For a discussion of Citi’s deposits, see “Managing Global Risk —Market Risk—Funding and Liquidity” below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
Citi’s federal funds purchased were not significant for the periods presented. Repos decreased 4% sequentially, primarily due to the reduction in client and market-driven trading activity in reverse repos and securities borrowing transactions, as discussed above.
For further information on Citi’s secured financing transactions, see “Managing Global Risk-Market Risk-Funding and Liquidity” below. See also Note 10 to the Consolidated Financial Statements for additional information on these balance sheet categories.

Trading Account Liabilities
Trading account liabilities remained largely unchanged sequentially. Average trading account liabilities were $82 billion during the second quarter of 2014, compared to $72 billion in the first quarter of 2014.
For further information on Citi’s trading account liabilities, see Note 12 to the Consolidated Financial Statements.

Debt
For information on Citi’s long-term and short-term debt borrowings, see “Managing Global Risk—Market Risk—Funding and Liquidity” below and Note 17 to the Consolidated Financial Statements.

Other Liabilities
Other liabilities increased 12% sequentially due to the HFS reclassification of liabilities related to the announcement of the sales of the Greece and Spain consumer franchises (see Note 2 to the Consolidated Financial Statements), and changes in the levels of brokerage payables driven by normal business fluctuations.

Segment Balance Sheet(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders’ Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$17,542	$66,400	$104,166	$188,108	$977	$—	$189,085
Federal funds sold and securities borrowed or purchased under agreements to resell	5,513	243,806	—	249,319	1,034	—	250,353
Trading account assets	5,171	281,751	149	287,071	3,705	—	290,776
Investments	31,628	102,081	179,593	313,302	12,321	—	325,623
Loans, net of unearned income and
allowance for loan losses	292,268	280,307	—	572,575	77,039	—	649,614
Other assets	53,568	93,004	42,186	188,758	15,506	—	204,264
Total assets	$405,690	$1,067,349	$326,094	$1,799,133	$110,582	$—	$1,909,715
Liabilities and equity
Total deposits	$337,731	$577,243	$31,300	$946,274	$19,451	$—	$965,725
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,060	176,733	—	183,793	119	—	183,912
Trading account liabilities	19	122,374	196	122,589	781	—	123,370
Short-term borrowings	351	47,791	11,155	59,297	237	—	59,534
Long-term debt	1,497	37,881	27,785	67,163	4,876	154,945	226,984
Other liabilities	19,857	88,807	11,552	120,216	16,875	—	137,091
Net inter-segment funding (lending)	39,175	16,520	242,369	298,064	68,243	(366,307)	—
Total liabilities	$405,690	$1,067,349	$324,357	$1,797,396	$110,582	$(211,362)	$1,696,616
Total equity	—	—	1,737	1,737	—	211,362	213,099
Total liabilities and equity	$405,690	$1,067,349	$326,094	$1,799,133	$110,582	$—	$1,909,715

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of June 30, 2014. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationships of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

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

OFF-BALANCE-SHEET ARRANGEMENTS

For information on the types of off-balance-sheet arrangements entered into by Citi, see “Off-Balance-Sheet Arrangements” in Citi’s 2013 Annual Report on Form 10-K. The table below shows where a discussion of Citi’s various off-balance-sheet arrangements may be found in this Form 10-Q. In addition, see “Significant Accounting Policies and Significant Estimates—Securitizations” and Notes 1, 22 and 27 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K.
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

CAPITAL RESOURCES

For additional information on Citi’s capital resources, including an overview of Citigroup’s capital management framework and regulatory capital standards developments, as well as further information regarding the adoption and implementation of the final U.S. Basel III rules (Final Basel III Rules), see “Capital Resources” and “Risk Factors—Regulatory Risks” in Citigroup’s 2013 Annual Report on Form 10-K and “Capital Resources” in Citi’s First Quarter of 2014 Form 10-Q.

Current Regulatory Capital Standards

Overview
Citi is subject to regulatory capital standards issued by the Federal Reserve Board which, commencing with 2014, constitute the substantial adoption of the Final Basel III Rules, such as those governing the composition of regulatory capital (including the application of regulatory capital adjustments and deductions) and, for the second quarter of 2014, in conjunction with the granting of permission by the Federal Reserve Board to exit parallel reporting, approval to apply the Basel III “Advanced Approaches” framework in deriving risk-based capital ratios.
Further, the Final Basel III Rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act, which requires Advanced Approaches banking organizations, such as Citi and Citibank, N.A., upon exiting parallel reporting, to calculate each of the three risk-based capital ratios (Tier 1 Common, Tier 1 Capital and Total Capital) under both the “Standardized Approach” starting on January 1, 2015 (or, for 2014, prior to the effective date of the Standardized Approach, the Basel I credit risk and Basel II.5 market risk capital rules, subsequently referred to herein as the Basel III 2014 Standardized Approach) and the Advanced Approaches and publicly report (as well as measure compliance against) the lower of each of the resulting capital ratios. For additional information regarding Citi and Citibank, N.A.’s permission to exit Basel III parallel reporting, see “Capital Resources—Basel III—Risk-Based Capital Ratios” in Citigroup’s 2013 Annual Report on Form 10-K.

Under the Final Basel III Rules, Citi, as with principally all U.S. banking organizations, is also required to maintain a minimum Tier 1 Leverage ratio of 4% commencing in 2014. The Tier 1 Leverage ratio, a non-risk-based measure of capital adequacy, is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets less amounts deducted from Tier 1 Capital.

Basel III Transition Arrangements
The Final Basel III Rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”) with respect to the stated minimum Tier 1 Common and Tier 1 Capital ratio requirements, substantially all regulatory capital adjustments and deductions, non-qualifying Tier 1 and Tier 2 Capital instruments (such as non-grandfathered trust preferred securities and certain subordinated debt issuances), and the capital buffers. All of these transition provisions, with the exception of the phase-out of non-qualifying trust preferred securities from Tier 2 Capital, will be fully implemented by January 1, 2019 (full implementation).
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

Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions

	January 1
	2014	2015	2016	2017	2018
Phase-in of Significant Regulatory Capital Adjustments and Deductions

Tier 1 Common Capital(1)	20%	40%	60%	80%	100%

Tier 1 Common Capital(2)	20%	40%	60%	80%	100%
Additional Tier 1 Capital(2)(3)	80%	60%	40%	20%	0%
	100%	100%	100%	100%	100%

Phase-out of Significant AOCI Regulatory Capital Adjustments

Tier 1 Common Capital(4)	80%	60%	40%	20%	0%

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

(2)
Includes the phase-in of Tier 1 Common Capital deductions related to DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards and defined benefit pension plan net assets; and the phase-in of the Tier 1 Common Capital adjustment for cumulative unrealized net gains (losses) related to changes in fair value of financial liabilities attributable to Citi’s own creditworthiness.

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
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under current regulatory standards for Citi as of June 30, 2014 and December 31, 2013.

In millions of dollars, except ratios	June 30, 2014	Dec. 31, 2013(1)
Tier 1 Common Capital	$164,289	$157,473
Tier 1 Capital	164,289	157,473
Total Capital	182,483	176,748
(Tier 1 Capital + Tier 2 Capital)
Risk-Weighted Assets (2)	1,264,136	1,177,736
Quarterly Adjusted Average Total Assets (3)	1,849,154	1,830,896
Tier 1 Common ratio (4)	13.00%	13.37%
Tier 1 Capital ratio (4)	13.00	13.37
Total Capital ratio (4)	14.44	15.01
Tier 1 Leverage ratio	8.88	8.60

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)
Risk-weighted assets for purposes of the Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on the Basel III Advanced Approaches rules. As of June 30, 2014, risk-weighted assets include approximately $56 billion of additional operational risk-weighted assets related to Citi’s approved exit from parallel reporting, effective with the second quarter of 2014.

(3)	Tier 1 Leverage ratio denominator.

(4)
Tier 1 Common, Tier 1 Capital and Total Capital ratios as calculated under the Basel III Advanced Approaches framework, each of which were lower than these ratios as calculated under the Basel III 2014 Standardized Approach (Basel I credit risk and Basel II.5 market risk capital rules). As of June 30, 2014, Citi’s Tier 1 Common, Tier 1 Capital and Total Capital ratios were 14.62%, 14.62% and 17.20%, respectively, in accordance with the Basel III 2014 Standardized Approach.

As indicated in the table above, Citigroup’s capital ratios at June 30, 2014 were in excess of the stated minimum requirements under the Final Basel III Rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of June 30, 2014 and December 31, 2013.

Components of Citigroup Capital Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	June 30, 2014	December 31, 2013(1)
Tier 1 Common Capital
Citigroup common stockholders’ equity(2)	$202,511	$197,694
Add: Qualifying noncontrolling interests	645	597
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized losses on securities AFS, net of tax(3)(4)	(165)	(1,312)
Less: Defined benefit plans liability adjustment, net of tax(4)	(3,333)	(3,191)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(5)	(1,007)	(1,245)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (4)(6)	23	35
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs) (7)	24,465	24,518
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(4)	901	990
Less: Defined benefit pension plan net assets(4)	213	225
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards (4)(8)	5,028	5,288
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs (4)(8)(9)	2,047	2,343
Less: Deductions applied to Tier 1 Common Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	10,695	13,167
Total Tier 1 Common Capital	$164,289	$157,473
Additional Tier 1 Capital
Qualifying perpetual preferred stock (2)	$8,851	$6,645
Qualifying trust preferred securities (10)	1,753	2,616
Qualifying noncontrolling interests	8	8
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (4)(6)	93	142
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	249	243
Less: Defined benefit pension plan net assets(4)	853	900
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards (4)(8)	20,112	21,151
Less: Deductions applied to Tier 1 Common Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	(10,695)	(13,167)
Total Additional Tier 1 Capital	$—	$—
Total Tier 1 Capital (Tier 1 Common Capital + Additional Tier 1 Capital)	$164,289	$157,473
Tier 2 Capital
Qualifying subordinated debt(12)	$16,609	$16,594
Qualifying trust preferred securities	—	1,242
Qualifying noncontrolling interests	13	13
Excess of eligible credit reserves over expected credit losses(13)	1,821	1,669
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	249	243
Total Tier 2 Capital	$18,194	$19,275
Total Capital (Tier 1 Capital + Tier 2 Capital)	$182,483	$176,748

Citigroup Risk-Weighted Assets (Basel III Advanced Approaches)
In millions of dollars	June 30, 2014	December 31, 2013(15)
Credit Risk (14)	$865,522	$834,082
Market Risk	111,114	112,154
Operational Risk	287,500	231,500
Total Risk-Weighted Assets	$1,264,136	$1,177,736

(1)	Pro forma presentation of regulatory capital components and tiers based on application of the Final Basel III Rules consistent with current period presentation.

(2)
Issuance costs of $117 million and $93 million related to preferred stock outstanding at June 30, 2014 and December 31, 2013, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(3)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities that were previously transferred from AFS to HTM, and non-credit related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.

(4)
The transition arrangements for significant regulatory capital adjustments and deductions impacting Tier 1 Common Capital and/or Additional Tier 1 Capital are set forth above in the table entitled “Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions.”

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

(8)
Of Citi’s approximately $50.6 billion of net DTAs at June 30, 2014, approximately $24.8 billion of such assets were includable in regulatory capital pursuant to the Final Basel III Rules, while approximately $25.8 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net DTAs was an aggregate of approximately $27.2 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which $17.3 billion were deducted from Tier 1 Common Capital and $9.9 billion were deducted from Additional Tier 1 Capital. In addition, approximately $1.4 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the Final Basel III Rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Tier 1 Common Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(9)	Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

(10)
Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the Final Basel III Rules, as well as non-grandfathered trust preferred securities. Under the Final Basel III Rules, the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 1 Capital during 2014 is limited to 50% of the amount of non-grandfathered trust preferred securities outstanding at January 1, 2014, with the remaining 50% eligible for inclusion in Tier 2 Capital. As a result of approximately $2.1 billion of redemptions of non-grandfathered trust preferred securities during the second quarter of 2014, the remaining amount of non-grandfathered trust preferred securities outstanding at June 30, 2014 were eligible for inclusion in Tier 1 Capital.

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

(14)
Under the Final Basel III Rules, credit risk-weighted assets during the transition period reflect the effects of transitional arrangements related to regulatory capital adjustments and deductions and, as a result, will differ from credit risk-weighted assets derived under full implementation of the rules.

(15)
Risk-weighted assets at December 31, 2013 are presented on a pro forma basis, assuming the application of the Final Basel III Rules consistent with current period presentation, including the resultant impact on credit risk-weighted assets. During the first quarter of 2014, Citi increased operational risk-weighted assets by approximately $56 billion in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014.

Citigroup Capital Rollforward Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Tier 1 Common Capital
Balance, beginning of period(1)	$161,615	$157,473
Net income	181	4,124
Dividends declared	(130)	(284)
Net increase in treasury stock	(283)	(862)
Net increase in additional paid-in capital(2)(3)	175	500
Net change in foreign currency translation adjustment net of hedges, net of tax	17	(509)
Net decrease in unrealized losses on securities AFS, net of tax(4)	201	287
Net increase in defined benefit plans liability adjustment, net of tax(4)	(29)	(35)
Net decrease in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	11	12
Net change in goodwill, net of related deferred tax liabilities (DTLs)	(151)	53
Net decrease in other intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	37	89
Net decrease in defined benefit pension plan net assets	23	12
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	270	260
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	33	296
Net decrease in regulatory capital deduction applied to Tier 1 Common Capital due to insufficient Additional Tier 1 Capital to cover deductions	2,084	2,472
Other	235	401
Net increase in Tier 1 Common Capital	$2,674	$6,816
Tier 1 Common Capital Balance, end of period	$164,289	$164,289
Additional Tier 1 Capital
Balance, beginning of period(1)	$—	$—
Net increase in qualifying perpetual preferred stock(3)	1,739	2,206
Net decrease in qualifying trust preferred securities	(862)	(863)
Net decrease in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	43	49
Net decrease in defined benefit pension plan net assets	89	47
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	1,080	1,039
Net decrease in regulatory capital deduction applied to Tier 1 Common Capital due to insufficient Additional Tier 1 Capital to cover deductions	(2,084)	(2,472)
Other	(5)	(6)
Net change in Additional Tier 1 Capital	$—	$—
Tier 1 Capital Balance, end of period	$164,289	$164,289
Tier 2 Capital
Balance, beginning of period(1)	$19,533	$19,275
Net increase in qualifying subordinated debt	23	15
Net decrease in qualifying trust preferred securities	(1,243)	(1,242)
Net change in excess of eligible credit reserves over expected credit losses	(114)	152
Other	(5)	(6)
Net decrease in Tier 2 Capital	$(1,339)	$(1,081)
Tier 2 Capital Balance, end of period	$18,194	$18,194
Total Capital (Tier 1 Capital + Tier 2 Capital)	$182,483	$182,483

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)
Citi issued approximately $1.75 billion and $2.23 billion of qualifying perpetual preferred stock during the three months and six months ended June 30, 2014, respectively. These issuances were partially offset by the netting of issuance costs of $11 million and $24 million for the three months and six months ended June 30, 2014, respectively. For U.S. GAAP purposes, issuance costs are netted against additional paid-in capital.

(4)	Presented net of impact of transition arrangements for regulatory capital adjustments and deductions under the Final Basel III Rules.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches)

In millions of dollars	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014 (1)
Total Risk-Weighted Assets, beginning of period	$1,108,011	$1,103,045
Impact of adoption of Basel III Advanced Approaches (2)	137,521	74,691

Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures	(12,626)	(26,954)
Net increase in wholesale exposures	7,526	11,137
Net increase in repo-style transactions	687	6,886
Net increase in securitization exposures	166	1,558
Net increase in equity exposures	1,140	709
Net increase in over-the-counter (OTC) derivatives	12,364	15,117
Net increase in derivatives CVA	693	5,048
Net increase in other (3)	6,639	16,446
Net increase in supervisory 6% multiplier (4)	954	1,493
Net increase in Credit Risk-Weighted Assets	$17,543	$31,440

Changes in Market Risk-Weighted Assets
Net decrease in risk levels	$(2,119)	$(9,189)
Net increase due to model and methodology updates	3,180	8,149
Net increase (decrease) in Market Risk-Weighted Assets	$1,061	$(1,040)

Change in Operational Risk-Weighted Assets (5)	$—	$56,000

Total Risk-Weighted Assets, end of period	$1,264,136	$1,264,136

(1)
Total Risk-Weighted Assets as of December 31, 2013 presented on a pro forma basis to reflect application of the Final Basel III Rules related to the effect of transition arrangements on regulatory capital components, consistent with current period presentation.

(2) Reflects the effect of adjusting credit risk-weighted assets at the beginning of the period from a Basel I basis to a Basel III Advanced Approaches basis; adjusting market risk-weighted assets from a Basel II.5 basis to a Basel III Advanced Approach basis; and including operational risk-weighted assets as required under the Basel III Advanced Approaches rules.

(3)	Other includes cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios of exposures.

(4)	Supervisory 6% multiplier does not apply to derivatives CVA.
(5) During the first quarter of 2014, Citi increased operational risk-weighted assets by approximately $56 billion in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under current regulatory standards for Citibank, N.A., Citi’s primary subsidiary U.S. depository institution, as of June 30, 2014 and December 31, 2013.

	June 30, 2014		Dec. 31, 2013(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Tier 1 Common Capital	$129,980	$129,980	$128,317	$128,317
Tier 1 Capital	129,980	129,980	128,317	128,317
Total Capital (2)	138,541	148,213	137,277	146,267
(Tier 1 Capital + Tier 2 Capital)
Risk-Weighted Assets	930,226	938,831	893,390	910,553
Quarterly Adjusted Average Total Assets (3)	1,334,263	1,334,263	1,321,440	1,321,440
Tier 1 Common ratio (4)	13.97%	13.84%	14.36%	14.09%
Tier 1 Capital ratio (4)	13.97	13.84	14.36	14.09
Total Capital ratio (4)	14.89	15.79	15.37	16.06
Tier 1 Leverage ratio	9.74	9.74	9.71	9.71

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)
Under the Advanced Approaches framework eligible credit reserves that exceed expected credit losses are eligible for inclusion in Tier 2 Capital to the extent the excess reserves do not exceed 0.6% of credit risk-weighted assets, which differs from the Standardized Approach in which the allowance for credit losses is includable in Tier 2 Capital up to 1.25% of credit risk-weighted assets, with any excess allowance for credit losses being deducted in arriving at credit risk-weighted assets.

(3)	Tier 1 Leverage ratio denominator.

(4)
As of June 30, 2014 and December 31, 2013, Citibank, N.A.’s reportable Tier 1 Common and Tier 1 Capital ratios were the lower derived under the Basel III 2014 Standardized Approach (Basel I credit risk and Basel II.5 market risk capital rules), whereas the reportable Total Capital ratio was the lower derived under the Advanced Approaches framework.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Capital Standards
The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Tier 1 Common Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches risk-weighted assets or quarterly adjusted average total assets (denominator) as of

June 30, 2014. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or
Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or quarterly adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Tier 1 Common ratio		Tier 1 Capital ratio		Total Capital ratio		Tier 1 Leverage ratio
	Impact of $100 million change in Tier 1 Common Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets
Citigroup	0.8 bps	1.0 bps	0.8 bps	1.0 bps	0.8 bps	1.1 bps	0.5 bps	0.5 bps
Citibank, N.A.	1.1 bps	1.5 bps	1.1 bps	1.5 bps	1.1 bps	1.6 bps	0.7 bps	0.7 bps

Citigroup Broker-Dealer Subsidiaries
At June 30, 2014, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $4.8 billion, which exceeded the minimum requirement by $3.8 billion.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2014.

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
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under the Final Basel III Rules for Citi, assuming full implementation, as of June 30, 2014 and December 31, 2013.

In millions of dollars, except ratios	June 30, 2014	Dec. 31, 2013
Tier 1 Common Capital	$135,567	$125,597
Tier 1 Capital	145,579	133,412
Total Capital	162,901	150,049
(Tier 1 Capital + Tier 2 Capital)
Risk-Weighted Assets(1)	1,281,000	1,186,000
Quarterly Adjusted Average Total Assets (2)	1,834,801	1,814,368
Tier 1 Common ratio (3)	10.58%	10.59%
Tier 1 Capital ratio	11.36	11.25
Total Capital ratio	12.71	12.65
Tier 1 Leverage ratio	7.93	7.35
(1) Risk-weighted assets for purposes of the Tier 1 Common, Tier 1 Capital and Total Capital ratios are calculated based on the Basel III Advanced Approaches rules. As of June 30, 2014, risk-weighted assets include approximately $56 billion of additional operational risk-weighted assets related to Citi’s approved exit from parallel reporting, effective with the second quarter of 2014.

(2)	Tier 1 Leverage ratio denominator.
(3) Citi’s estimated Basel III Tier 1 Common ratio and certain related components are non-GAAP financial measures. Citi believes this ratio and its components provide useful information to investors and others by measuring Citi’s progress against future regulatory capital standards.

Tier 1 Common Ratio
Citi’s estimated Basel III Tier 1 Common ratio was 10.6% at June 30, 2014, compared to 10.5% at March 31, 2014 and, on a pro forma basis, 10.1% at December 31, 2013, as adjusted from 10.6% (all based on application of the Advanced Approaches for determining total risk-weighted assets). The pro forma adjustment to Citi’s year-end 2013 estimated Basel III Tier 1 Common ratio reflecting the inclusion of approximately $56 billion of additional operational risk-weighted assets related to Citi’s approved exit from parallel reporting, effective in the second quarter of 2014 (for additional information, see “Capital Resources—Basel III” in Citigroup’s 2013 Annual Report on Form 10-K).
The growth in Citi’s estimated Basel III Tier 1 Common ratio from March 31, 2014 was largely due to the overall Tier 1 Common Capital benefits associated with approximately $1.1 billion of DTA utilization, partially offset by an increase primarily in credit risk-weighted assets. Similarly, the increase in Citi’s estimated Basel III Tier 1 Common ratio from year-end 2013 reflected continued growth in Tier 1 Common Capital resulting from net income as well as the favorable effects attributable to DTA utilization of approximately $2.2 billion, offset in part by higher credit risk-weighted assets.

Components of Citigroup Capital Under Basel III (Full Implementation)

In millions of dollars	June 30, 2014	December 31, 2013
Tier 1 Common Capital
Citigroup common stockholders’ equity (1)	$202,511	$197,694
Add: Qualifying noncontrolling interests	183	182
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax (2)	(1,007)	(1,245)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (3)	116	177
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs) (4)	24,465	24,518
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	4,506	4,950
Less: Defined benefit pension plan net assets	1,066	1,125
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards (5)	25,140	26,439
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs (5)(6)	12,841	16,315
Total Tier 1 Common Capital	$135,567	$125,597
Additional Tier 1 Capital
Qualifying perpetual preferred stock (1)	8,851	6,645
Qualifying trust preferred securities (7)	1,371	1,374
Qualifying noncontrolling interests	39	39
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	249	243
Total Additional Tier 1 Capital	$10,012	$7,815
Total Tier 1 Capital (Tier 1 Common Capital + Additional Tier 1 Capital)	$145,579	$133,412
Tier 2 Capital
Qualifying subordinated debt (9)	15,317	14,414
Qualifying trust preferred securities (10)	382	745
Qualifying noncontrolling interests	51	52
Excess of eligible credit reserves over expected credit losses(11)	1,821	1,669
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	249	243
Total Tier 2 Capital	$17,322	$16,637
Total Capital (Tier 1 Capital + Tier 2 Capital) (12)	$162,901	$150,049

(1)
Issuance costs of $117 million and $93 million related to preferred stock outstanding at June 30, 2014 and December 31, 2013, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(5)
Of Citi’s approximately $50.6 billion of net DTAs at June 30, 2014, approximately $14.3 billion of such assets were includable in regulatory capital pursuant to the Final Basel III Rules, while approximately $36.3 billion of such assets were excluded in arriving at Tier 1 Common Capital. Comprising the excluded net DTAs was an aggregate of approximately $37.7 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Tier 1 Common Capital. In addition, approximately $1.4 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the Final Basel III Rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Tier 1 Common Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

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

(10)
Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the Final Basel III Rules at June 30, 2014, which will be fully phased-out of Tier 2 Capital by January 1, 2022.

(11)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(12)
Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital. In accordance with the Standardized Approach, Total Capital was $175.4 billion and $161.8 billion at June 30, 2014 and December 31, 2013, respectively.

Citigroup Capital Rollforward Under Basel III (Full Implementation)

In millions of dollars	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Tier 1 Common Capital
Balance, beginning of period	$131,925	$125,597
Net income	181	4,124
Dividends declared	(130)	(284)
Net increase in treasury stock	(283)	(862)
Net increase in additional paid-in capital(1)(2)	175	500
Net change in foreign currency translation adjustment net of hedges, net of tax	17	(509)
Net decrease in unrealized losses on securities AFS, net of tax	1,006	1,434
Net increase in defined benefit plans liability adjustment, net of tax	(144)	(177)
Net decrease in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	54	61
Net change in goodwill, net of related deferred tax liabilities (DTLs)	(151)	53
Net decrease in other intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	186	444
Net decrease in defined benefit pension plan net assets	112	59
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	1,350	1,299
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	1,044	3,474
Other	225	354
Net increase in Tier 1 Common Capital	$3,642	$9,970
Tier 1 Common Capital Balance, end of period	$135,567	$135,567
Additional Tier 1 Capital
Balance, beginning of period	$8,279	$7,815
Net increase in qualifying perpetual preferred stock(2)	1,739	2,206
Net decrease in qualifying trust preferred securities	(2)	(3)
Other	(4)	(6)
Net increase in Additional Tier 1 Capital	$1,733	$2,197
Tier 1 Capital Balance, end of period	$145,579	$145,579
Tier 2 Capital
Balance, beginning of period	$17,779	$16,637
Net increase in qualifying subordinated debt	23	903
Net change in excess of eligible credit reserves over expected credit losses	(114)	152
Other	(366)	(370)
Net increase (decrease) in Tier 2 Capital	$(457)	$685
Tier 2 Capital Balance, end of period	$17,322	$17,322
Total Capital (Tier 1 Capital + Tier 2 Capital)	$162,901	$162,901

(1)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(2)
Citi issued approximately $1.75 billion and $2.23 billion of qualifying perpetual preferred stock during the three months and six months ended June 30, 2014, respectively. These issuances were partially offset by the netting of issuance costs of $11 million and $24 million for the three months and six months ended June 30, 2014, respectively. For U.S. GAAP purposes, issuance costs are netted against additional paid-in capital.

Citigroup Risk-Weighted Assets Under Basel III at June 30, 2014 (1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$741,000	$141,000	$882,000	$1,028,000	$111,000	$1,139,000
Market Risk	106,000	5,000	111,000	106,000	5,000	111,000
Operational Risk (2)	230,000	58,000	288,000	—	—	—
Total Risk-Weighted Assets	$1,077,000	$204,000	$1,281,000	$1,134,000	$116,000	$1,250,000

Citigroup Risk-Weighted Assets Under Basel III at December 31, 2013 (1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$693,000	$149,000	$842,000	$963,000	$102,000	$1,065,000
Market Risk	107,000	5,000	112,000	107,000	5,000	112,000
Operational Risk	160,000	72,000	232,000	—	—	—
Total Risk-Weighted Assets	$960,000	$226,000	$1,186,000	$1,070,000	$107,000	$1,177,000

(1) Calculated based on the Final Basel III Rules, and with full implementation assumed.
(2) During the first quarter of 2014, Citi increased operational risk-weighted assets by approximately $56 billion in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014.

Total estimated risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2013 largely due to the previously noted inclusion of approximately $56 billion of additional operational risk-weighted assets during the first quarter of 2014, as well as growth in credit risk-weighted assets within Citicorp’s ICG businesses attributable to increased corporate lending and commitments.
Total estimated risk-weighted assets under the Basel III Standardized Approach increased during the first six months of 2014 substantially due to higher credit risk-weighted assets primarily within Citicorp’s ICG businesses, including those attributable to the growth in corporate lending and commitments discussed above, as well as due to ongoing methodology refinements.
Supplementary Leverage Ratio
Under the Final Basel III Rules, Advanced Approaches banking organizations, such as Citi and Citibank, N.A., are also required to calculate a Supplementary Leverage ratio which significantly differs from the Tier 1 Leverage ratio by also including certain off-balance sheet exposures within the denominator of the ratio.
The Supplementary Leverage ratio represents the average for the quarter of the three monthly ratios of Tier 1 Capital to Total Leverage Exposure (i.e., the sum of the ratios calculated for April, May and June, divided by three). Total Leverage Exposure is the sum of: (i) the carrying value of all on-balance sheet assets less applicable Tier 1 Capital deductions; (ii) the potential future exposure (PFE) on derivative contracts; (iii) 10% of the notional amount of unconditionally cancellable commitments; and (iv) the full notional amount of certain other off-balance sheet exposures (e.g., other commitments and contingencies).

The following table sets forth the components of Total Leverage Exposure with regard to Citi’s Supplementary Leverage ratio under the Final Basel III Rules as of June 30, 2014 and December 31, 2013.

In millions of dollars	June 30, 2014	December 31, 2013
On-balance sheet assets, as adjusted	$1,841,448	$1,806,792
PFE on derivative contracts	252,938	190,827
Unconditionally cancellable commitments	64,457	64,835
Other off-balance sheet exposures	400,424	378,738
Total Leverage Exposure	$2,559,267	$2,441,192

Citigroup’s estimated Supplementary Leverage ratio under the Final Basel III Rules was 5.7% for the second quarter of 2014, compared to 5.6% for the first quarter of 2014 and 5.4% for the fourth quarter of 2013. The quarter-over-quarter ratio improvement was primarily due to the increase in Tier 1 Capital resulting substantially from DTA utilization of approximately $1.1 billion and the issuance during the current quarter of approximately $1.75 billion of qualifying perpetual preferred stock, partially offset by an increase in Total Leverage Exposure. The growth in the ratio from the fourth quarter of 2013 was also principally driven by enhanced Tier 1 Capital attributable largely to year-to-date net income, approximately $2.2 billion of DTA utilization and approximately $2.2 billion of perpetual preferred stock issuances, offset in part by higher Total Leverage Exposure.
Citibank, N.A.’s estimated Supplementary Leverage ratio under the Final Basel III Rules was 6.1% for the second quarter of 2014, compared to 6.2% for the fourth quarter of 2013. The decline in the ratio from the fourth quarter of 2013 was principally due to the impact of an increase in Total Leverage Exposure (both on and off-balance sheet components) more than offsetting the growth in Tier 1 Capital attributable to 2014 earnings (net of dividend remittances to Citigroup) and approximately $1.9 billion of DTA utilization.
Citi’s estimated Basel III Supplementary Leverage ratio and certain related components are non-GAAP financial measures. Citigroup believes this ratio and its components provide useful information to investors and others by measuring Citigroup’s progress against future regulatory capital standards.

Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share
Tangible common equity (TCE), as currently defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE and tangible book value per share are non-GAAP financial measures. Citi believes these capital metrics provide useful information, as they are used by investors and industry analysts.

In millions of dollars or shares, except per share amounts	June 30, 2014	December 31, 2013
Total Citigroup stockholders’ equity	$211,362	$204,339
Less: Preferred stock	8,968	6,738
Common equity	$202,394	$197,601
Less: Intangible assets:
Goodwill	25,087	25,009
Other intangible assets (other than MSRs)	4,702	5,056
Goodwill and Other intangible assets (other than MSRs) related to assets held-for-sale	116	—
Tangible common equity (TCE)	$172,489	$167,536

Common shares outstanding (CSO)	3,031.8	3,029.2
Book value per share (common equity/CSO)	$66.76	$65.23
Tangible book value per share (TCE/CSO)	$56.89	$55.31

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

Managing Global Risk Table of Contents

(1)
For additional information regarding market risk and related metrics, refer to Citi’s Basel II.5/III market risk disclosures, as required by the Federal Reserve Board, on Citi’s Investor Relations website.

CREDIT RISK

For additional information on Credit Risk, including Citi’s credit risk management, measurement and stress testing, see “Managing Global Risk—Credit Risk” in Citi’s 2013 Annual Report on Form 10-K.

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2014	2014	2013	2013	2013
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$103,905	$106,904	$108,453	$110,813	$112,890
Installment, revolving credit, and other	13,192	12,951	13,398	13,265	13,061
Cards	109,138	107,947	115,651	110,734	104,925
Commercial and industrial	6,972	6,884	6,592	6,349	5,620
Lease financing	—	—	—	—	—
	$233,207	$234,686	$244,094	$241,161	$236,496
In offices outside the U.S.
Mortgage and real estate(1)	$57,291	$56,118	$55,511	$54,428	$53,507
Installment, revolving credit, and other	34,560	33,409	33,182	32,306	32,296
Cards	34,252	35,683	36,740	35,966	35,748
Commercial and industrial	24,916	24,575	24,107	23,741	23,849
Lease financing	735	736	769	743	712
	$151,754	$150,521	$150,309	$147,184	$146,112
Total Consumer loans	$384,961	$385,207	$394,403	$388,345	$382,608
Unearned income	(616)	(546)	(572)	(523)	(456)
Consumer loans, net of unearned income	$384,345	$384,661	$393,831	$387,822	$382,152
Corporate loans
In U.S. offices
Commercial and industrial	$36,293	$36,120	$32,704	$33,936	$30,798
Loans to financial institutions	29,195	27,888	25,102	22,813	23,982
Mortgage and real estate(1)	31,417	29,888	29,425	29,168	26,215
Installment, revolving credit, and other	32,646	34,219	34,434	31,084	31,919
Lease financing	1,668	1,662	1,647	1,493	1,535
	$131,219	$129,777	$123,312	$118,494	$114,449
In offices outside the U.S.
Commercial and industrial	$82,945	$83,134	$82,663	$86,012	$84,317
Loans to financial institutions	40,541	39,543	38,372	40,403	40,303
Mortgage and real estate(1)	6,309	6,301	6,274	6,392	6,276
Installment, revolving credit, and other	20,095	18,655	18,714	16,783	14,581
Lease financing	430	454	527	538	556
Governments and official institutions	2,176	2,256	2,341	1,655	1,579
	$152,496	$150,343	$148,891	$151,783	$147,612
Total Corporate loans	$283,715	$280,120	$272,203	$270,277	$262,061
Unearned income	(556)	(560)	(562)	(548)	(472)
Corporate loans, net of unearned income	$283,159	$279,560	$271,641	$269,729	$261,589
Total loans—net of unearned income	$667,504	$664,221	$665,472	$657,551	$643,741
Allowance for loan losses—on drawn exposures	(17,890)	(18,923)	(19,648)	(20,605)	(21,580)
Total loans—net of unearned income and allowance for credit losses	$649,614	$645,298	$645,824	$636,946	$622,161
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	2.70%	2.87%	2.97%	3.16%	3.38%
Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	4.04%	4.29%	4.34%	4.63%	4.95%
Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	0.85%	0.90%	0.97%	1.01%	1.05%

(1)	Loans secured primarily by real estate.

(2)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2014	2014	2013	2013	2013
Allowance for loan losses at beginning of period	$18,923	$19,648	$20,605	$21,580	$23,727
Provision for loan losses
Consumer	$1,669	$1,759	$2,012	$1,583	$1,850
Corporate	(90)	34	(101)	69	(23)
	$1,579	$1,793	$1,911	$1,652	$1,827
Gross credit losses
Consumer
In U.S. offices	$1,756	$1,841	$2,019	$1,859	$2,157
In offices outside the U.S.	1,009	968	1,011	967	1,003
Corporate
In U.S. offices	14	8	27	95	47
In offices outside the U.S.	33	166	37	53	50
	$2,812	$2,983	$3,094	$2,974	$3,257
Credit recoveries (1)
Consumer
In U.S. offices	$356	$292	$236	$253	$275
In offices outside the U.S.	231	223	262	239	322
Corporate
In U.S offices	22	18	22	39	28
In offices outside the U.S.	14	11	27	13	24
	$623	$544	$547	$544	$649
Net credit losses
In U.S. offices	$1,392	$1,539	$1,788	$1,662	$1,901
In offices outside the U.S.	797	900	759	768	707
Total	$2,189	$2,439	$2,547	$2,430	$2,608
Other - net (2)(3)(4)(5)(6)(7)	$(423)	$(79)	$(321)	(197)	$(1,366)
Allowance for loan losses at end of period	$17,890	$18,923	$19,648	$20,605	$21,580
Allowance for loan losses as a % of total loans(8)	2.70%	2.87%	2.97%	3.16%	3.38%
Allowance for unfunded lending commitments(9)	$1,176	$1,202	$1,229	$1,262	$1,133
Total allowance for loan losses and unfunded lending commitments	$19,066	$20,125	$20,877	$21,867	$22,713
Net Consumer credit losses	$2,178	$2,294	$2,532	$2,334	$2,563
As a percentage of average Consumer loans	2.27%	2.41%	2.58%	2.41%	2.65%
Net Corporate credit losses	$11	$145	$15	$96	$45
As a percentage of average Corporate loans	0.02%	0.22%	0.02%	0.15%	0.07%
Allowance for loan losses at end of period(10)
Citicorp	$12,473	$12,870	$13,174	$13,299	$13,425
Citi Holdings	5,417	6,053	6,474	7,306	8,155
Total Citigroup	$17,890	$18,923	$19,648	$20,605	$21,580
Allowance by type
Consumer	$15,520	$16,451	$17,064	$17,912	$18,872
Corporate	2,370	2,472	2,584	2,693	2,708
Total Citigroup	$17,890	$18,923	$19,648	$20,605	$21,580

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, foreign currency translation, purchase accounting adjustments, etc.

(3)
The second quarter of 2014 includes a reduction of approximately $480 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of approximately $204 million and $177 million related to the transfers to HFS of businesses in Greece and Spain, $29 million related to the sale of the

Honduras business and $66 million related to a transfer of a real estate loan portfolio to HFS. These amounts are partially offset by foreign currency translation on the entire allowance balance.

(4)	The first quarter of 2014 includes a reduction of approximately $79 million related to the sale or transfer to HFS of various loan portfolios.

(5)
The fourth quarter of 2013 includes a reduction of approximately $113 million related to the sale or transfer to HFS of various loan portfolios. Additionally, there was a reduction of $230 million related to a non-provision transfer of reserves associated with deferred interest to other assets which include deferred interest.

(6)	The third quarter of 2013 includes a reduction of approximately $214 million related to the sale or transfer to HFS of various loan portfolios.

(7)
The second quarter of 2013 includes a reduction of approximately $650 million related to the sale or transfer to HFS of various U.S. loan portfolios and a reduction of approximately $360 million related to the transfer of Credicard to discontinued operations held for sale. Additionally, a reduction of approximately $90 million related to a transfer to HFS of a loan portfolio in Greece and a reduction of approximately $220 million related to foreign currency translation.

(8)
June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013 exclude $4.8 billion, $5.7 billion, $5.0 billion, $5.2 billion and $4.9 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios as of June 30, 2014 and December 31, 2013:

	June 30, 2014
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$5.5	$110.5	5.0%
North America mortgages(3)(4)	4.5	103.2	4.4
North America other	1.1	21.3	5.2
International cards	2.1	33.6	6.3
International other(5)	2.3	115.7	1.9
Total Consumer	$15.5	$384.3	4.0%
Total Corporate	2.4	283.2	0.9
Total Citigroup	$17.9	$667.5	2.7%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)
Includes both Citi-branded cards and Citi retail services. The $5.5 billion of loan loss reserves for North America cards as of June 30, 2014 represented approximately 16 months of coincident net credit loss coverage.

(3)
Of the $4.5 billion, approximately $4.4 billion was allocated to North America mortgages in Citi Holdings. The $4.5 billion of loan loss reserves for North America mortgages as of June 30, 2014 represented approximately 50 months of coincident net credit loss coverage (excluding the $58 million recovery in residential first mortgages in CitiMortgage). This coverage ratio includes both total North America mortgages and Citi Holdings North America mortgages.

(4)
Of the $4.5 billion in loan loss reserves, approximately $1.8 billion and $2.7 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $103.2 billion in loans, approximately $85.3 billion and $17.6 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

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

(3)
Of the $5.1 billion, approximately $4.9 billion was allocated to North America mortgages in Citi Holdings. The $5.1 billion of loan loss reserves for North America mortgages as of December 31, 2013 represented approximately 26 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

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

Renegotiated Loans:

•	Includes both corporate and consumer loans whose terms have been modified in a troubled debt restructuring (TDR).

•	Includes both accrual and non-accrual TDRs.

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

Non-Accrual Loans

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2014	2014	2013	2013	2013
Citicorp	$3,280	$3,752	$3,791	$4,053	$4,030
Citi Holdings	4,654	4,896	5,212	5,365	5,703
Total non-accrual loans	$7,934	$8,648	$9,003	$9,418	$9,733
Corporate non-accrual loans(1)
North America	$367	$689	$736	$807	$811
EMEA	363	461	766	975	972
Latin America	288	186	127	124	91
Asia	200	284	279	272	270
Total Corporate non-accrual loans	$1,218	$1,620	$1,908	$2,178	$2,144
Citicorp	$1,150	$1,528	$1,580	$1,807	$1,747
Citi Holdings	68	92	328	371	397
Total Corporate non-accrual loans	$1,218	$1,620	$1,908	$2,178	$2,144
Consumer non-accrual loans(1)
North America	$4,915	$5,139	$5,238	$5,345	$5,595
EMEA	101	131	138	147	234
Latin America	1,386	1,466	1,426	1,400	1,430
Asia	314	292	293	348	330
Total Consumer non-accrual loans	$6,716	$7,028	$7,095	$7,240	$7,589
Citicorp	$2,130	$2,224	$2,211	$2,246	$2,283
Citi Holdings	4,586	4,804	4,884	4,994	5,306
Total Consumer non-accrual loans	$6,716	$7,028	$7,095	$7,240	$7,589

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $575 million at June 30, 2014, $632 million at March 31, 2014, $703 million at December 31, 2013, $756 million at September 30, 2013, and $579 million at June 30, 2013.

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2014	2014	2013	2013	2013
OREO
Citicorp	$100	$98	$79	$69	$52
Citi Holdings	302	311	338	334	339
Total OREO	$402	$409	$417	$403	$391
North America	$294	$304	$305	$293	$267
EMEA	44	50	59	62	76
Latin America	49	50	47	40	46
Asia	15	5	6	8	2
Total OREO	$402	$409	$417	$403	$391
Other repossessed assets	$—	$—	$—	$—	$—
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$1,218	$1,620	$1,908	$2,178	$2,144
Consumer non-accrual loans	6,716	7,028	7,095	7,240	7,589
Non-accrual loans (NAL)	$7,934	$8,648	$9,003	$9,418	$9,733
OREO	402	409	417	403	391
Other repossessed assets	—	—	—	—	—
Non-accrual assets (NAA)	$8,336	$9,057	$9,420	$9,821	$10,124
NAL as a percentage of total loans	1.19%	1.30%	1.35%	1.43%	1.51%
NAA as a percentage of total assets	0.44	0.48	0.50	0.52	0.54
Allowance for loan losses as a percentage of NAL(1)	225%	219%	218%	219%	222%

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
Non-accrual assets—Total Citicorp	2014	2014	2013	2013	2013
Non-accrual loans (NAL)	$3,280	$3,752	$3,791	$4,053	$4,030
OREO	100	98	79	69	52
Other repossessed assets	—	—	—	—	—
Non-accrual assets (NAA)	$3,380	$3,850	$3,870	$4,122	$4,082
NAA as a percentage of total assets	0.19%	0.22%	0.22%	0.23%	0.23%
Allowance for loan losses as a percentage of NAL(1)	380	343	348	328	333
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$4,654	$4,896	$5,212	$5,365	$5,703
OREO	302	311	338	334	339
Other repossessed assets	—	—	—	—	—
Non-accrual assets (NAA)	$4,956	$5,207	$5,550	$5,699	$6,042
NAA as a percentage of total assets	4.46%	4.57%	4.74%	4.67%	4.61%
Allowance for loan losses as a percentage of NAL(1)	116	124	124	136	143

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Jun. 30, 2014	Dec. 31, 2013
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$22	$36
Mortgage and real estate(3)	130	143
Loans to financial institutions	—	14
Other	340	364
	$492	$557
In offices outside the U.S.
Commercial and industrial(2)	$181	$161
Mortgage and real estate(3)	—	18
Other	—	58
	$181	$237
Total Corporate renegotiated loans	$673	$794
Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate (8)	$17,974	$18,922
Cards	2,043	2,510
Installment and other	562	626
	$20,579	$22,058
In offices outside the U.S.
Mortgage and real estate	$670	$641
Cards	783	830
Installment and other	764	834
	$2,217	$2,305
Total Consumer renegotiated loans	$22,796	$24,363

(1)
Includes $249 million and $312 million of non-accrual loans included in the non-accrual assets table above at June 30, 2014 and December 31, 2013, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at June 30, 2014, Citi also modified $15 million and $67 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside and outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at June 30, 2014, Citi also modified $20 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $3,403 million and $3,637 million of non-accrual loans included in the non-accrual assets table above at June 30, 2014 and December 31, 2013, respectively. The remaining loans are accruing interest.

(5)	Includes $44 million and $29 million of commercial real estate loans at June 30, 2014 and December 31, 2013, respectively.

(6)	Includes $298 million and $295 million of other commercial loans at June 30, 2014 and December 31, 2013, respectively.

(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

(8)	Reduction in June 30, 2014 includes $702 million related to TDRs sold or transferred to held-for-sale.

North America Consumer Mortgage Lending

Overview
Citi’s North America Consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At June 30, 2014, Citi’s North America Consumer mortgage portfolio was $103.3 billion (compared to $106 billion at March 31, 2014), of which residential first mortgage portfolio was $73.4 billion (compared to $75.3 billion at March 31, 2014), and the home equity loan portfolio was $29.9 billion (compared to $30.7 billion at March 31, 2014). At June 30, 2014, $40.0 billion of first mortgages was recorded in Citi Holdings, with the remaining $33.3 billion recorded in Citicorp. At June 30, 2014, $26.9 billion of home equity loans was recorded in Citi Holdings, with the remaining $3.0 billion recorded in Citicorp.
Citi’s residential first mortgage portfolio included $6.4 billion of loans with FHA insurance or VA guarantees at June 30, 2014, compared to $7.4 billion at March 31, 2014. The decline during the current quarter was primarily attributed to an agreement entered into during the quarter to sell approximately $0.7 billion of mortgage loans with FHA insurance, which is expected to close in the third quarter of 2014. These loans were moved to held-for-sale in anticipation of the sale. This portfolio consists of loans to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally higher loan-to-value ratios (LTVs). Credit losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.
In addition, Citi’s residential first mortgage portfolio included $1.0 billion of loans with origination LTVs above 80% that have insurance through mortgage insurance companies at June 30, 2014, unchanged from March 31, 2014. At June 30, 2014, the residential first mortgage portfolio also had $0.7 billion of loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities (GSEs) for which Citi has limited exposure to credit losses, compared to $0.8 billion at March 31, 2014. At June 30, 2014, Citi’s home equity loan portfolio also included $0.3 billion of loans subject to LTSCs with GSEs (unchanged from March 31, 2014) for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of loan origination defects. Citi’s allowance for loan loss calculations takes into consideration the impact of the guarantees and commitments described above.
Citi does not offer option-adjustable rate mortgages/negative-amortizing mortgage products to its customers. As a result, option-adjustable rate mortgages/negative-amortizing mortgages represent an insignificant portion of total balances, since they were acquired only incidentally as part of prior portfolio and business purchases.

As of June 30, 2014, Citi’s North America residential first mortgage portfolio contained approximately $4.5 billion of adjustable rate mortgages that are currently required to make a payment consisting of only accrued interest for the payment period, or an interest-only payment, compared to $4.8 billion at March 31, 2014. This decline resulted primarily from repayments of $174 million and conversions to amortizing loans of $135 million. Borrowers who are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers who have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio, and have exhibited significantly lower 30+ delinquency rates as compared with residential first mortgages without this payment feature. As such, Citi does not believe the residential mortgage loans with this payment feature represent substantially higher risk in the portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Residential First Mortgages
The following charts detail the quarterly credit trends for Citigroup’s residential first mortgage portfolio in North America. As set forth in the tables below, approximately 55% of Citi’s residential first mortgage exposure arises from its portfolio in Citi Holdings, which includes residential first mortgages originated by both CitiMortgage as well as Citi’s legacy CitiFinancial North America business.

North America Residential First Mortgage - EOP Loans In billions of dollars

Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp
$78
$77
$76
$75
$73
29
10
39
31
9
37
31
9
36
32
9
35
33
8
32
2Q'13
3Q'13
4Q'13
1Q'14
2Q'14

North America Residential First Mortgage - Net Credit Losses(1) In millions of dollars

Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp
$286
7
127
152
$218
8
130
81
$218
5
117
95
$193
3
95
95
$156
7
90
59
2Q'13
3Q'13
4Q'13 (2)
1Q'14
2Q'14 (3)

	2Q'13	3Q'13	4Q'13[2]	1Q'14	2Q'14[3]
Total NCL	1.4%	1.1%	1.1%	1.0%	0.8%
Citi Holdings CMI	1.4%	0.8%	1.0%	1.1%	0.7%
Citi Holdings CFNA	5.0%	5.3%	5.0%	4.4%	4.2%
Citi Holdings Total	2.1%	1.7%	1.9%	1.8%	1.4%
Citicorp	0.1%	0.1%	0.1%	0.0%	0.1%

	2Q'13	3Q'13	4Q'13	1Q'14	2Q'14
S&P / Case Shiller Home Price Index[4]	11.9%	13.2%	13.4%	12.3%	10.8%[5]

Note: CMI refers to loans originated by CitiMortgage. CFNA refers to loans originated by CitiFinancial. Totals may not sum due to rounding.

(1)
Includes the following charge-offs related to Citi’s fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 2Q’13, $18 million; 3Q’13, $8 million; and 4Q’13, $6 million. For further information, see “Managed Global Risk-Credit Risk-National Mortgage Settlement and Independent Foreclosure Review Settlement” in Citi’s 2013 Annual Report on Form 10-K and Citi’s First Quarter of 2014 Form 10-Q.

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

(3)	2Q’14 excludes a recovery of approximately $58 million in CitiMortgage.

(4)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(5)	Year-over-year change as of April 2014.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars
Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

As set forth in the table above, residential first mortgages originated by CitiFinancial have higher net credit loss rates, at approximately 4.2%, compared to a net credit loss rate of 0.7% for CitiMortgage, each as of quarter end. This is because CitiFinancial borrowers tend to have higher LTVs and lower FICOs than CitiMortgage residential first mortgages in Citi Holdings. In addition, CitiFinancial’s residential first mortgages have a significantly different geographic distribution, with different mortgage market conditions that tend to lag the overall improvements in the home price index (HPI).
During the second quarter of 2014, credit performance generally continued to improve across the portfolio. Net credit losses continued to decline across the CitiMortgage and CitiFinancial portfolios, driven by the continued improvement in credit, HPI and the economic environment, although HPI improved at a more moderate pace during the current quarter as compared to 2013. Delinquencies increased moderately from the first quarter of 2014, driven primarily by an increase in 30+ days past due delinquencies. As previously disclosed, to date, improvement in delinquencies has largely been driven by asset (i.e., loan) sales and loan modifications. Citi did not execute any significant loan sales during the current quarter. The lack of asset sales, coupled with the significant improvement in 30+ days past due delinquencies during the first quarter of 2014 and seasonality typically seen in the second quarter, drove the moderate increase in early stage delinquencies during the current quarter. Despite this increase, Citi continues to believe the underlying credit performance of its residential first mortgage portfolio remains favorable, although credit performance from quarter-to-quarter could continue to be impacted by the volume of loan modifications, loans sales (or lack of significant sales) as well as increases in interest rates.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of June 30, 2014 and March 31, 2014.

In billions of dollars	June 30, 2014					March 31, 2014
State (1)	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$19.3	30%	1.0%	2%	741	$19.1	30%	1.0%	3%	737
NY/NJ/CT(3)	12.2	19	2.6	2	737	11.9	18	2.6	2	733
FL(3)	3.0	5	4.3	13	692	3.1	5	4.5	17	688
IN/OH/MI(3)	2.9	5	4.2	11	663	3.0	5	4.2	13	658
IL(3)	2.7	4	3.4	11	709	2.6	4	3.6	15	704
AZ/NV	1.4	2	2.7	19	711	1.5	2	2.7	22	708
Other	22.4	35	4.1	3	675	22.8	36	4.2	4	670
Total	$63.9	100%	2.8%	4%	709	$64.0	100%	2.9%	5%	704

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.
Foreclosures
A substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At June 30, 2014, Citi’s foreclosure inventory included approximately $0.7 billion, or 1.1%, of residential first mortgages (based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs). Citi’s foreclosure inventory was largely unchanged from March 31, 2014 due to the ongoing extensive state and regulatory requirements related to the foreclosure process, which continue to result in longer foreclosure timelines. Citi’s average timeframes to move a loan out of foreclosure are two to three times longer than historical norms, and continue to be even more pronounced in judicial states (i.e., states that require foreclosures to be processed via court approval), where Citi has a higher concentration of residential first mortgages in foreclosure. Active foreclosure units in process for over two years as a percentage of Citi’s total foreclosure inventory was approximately 28% as of June 30, 2014, compared to 32% as of March 31, 2014. The reduction reflected modest improvements in some jurisdictions and the addition of new foreclosures to the inventory.
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

At June 30, 2014, Citi’s home equity loan portfolio of $29.9 billion included approximately $18.1 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or “reset,” compared to $18.4 billion at March 31, 2014. The following chart sets forth these Revolving HELOCs (based on certain FICO and combined loan-to-value (CLTV) characteristics of the portfolio) and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of June 30, 2014
Note: Totals may not sum due to rounding.

As set forth in the chart above, approximately 7% of Citi’s total Revolving HELOCs portfolio had commenced amortization as of June 30, 2014, compared to an additional approximately 4% and 71% that will commence amortization during the remainder of 2014 and 2015-2017, respectively. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, typically at a variable rate, and principal that amortizes over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans.
While it is not certain what, if any, impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates the monthly loan payment for its Revolving HELOCs that reset during 2015-2017 could increase on average by approximately $360 or 165%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. In addition, of the Revolving HELOCs that will commence amortization during 2015-2017, approximately $2 billion, or 14%, of the loans have a CLTV greater than 100 as of June 30, 2014. The borrowers’ high loan-to-value positions could also limit Citi's ability to reduce or mitigate this risk as these loans begin to reset.
Based on the limited number of Revolving HELOCs that have begun amortization as of June 30, 2014, approximately 5.7% of the amortizing home equity loans were 30+ days past due compared to 2.5% of the total outstanding home equity loan portfolio (amortizing and non-amortizing), compared to 5.7% and 2.6%, respectively, as of March 31, 2014. However, these resets have generally occurred during a period of declining interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
Citi continues to monitor this reset risk closely, particularly as it approaches 2015, and Citi will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management continues to review additional actions to offset potential reset risk, including establishment of a borrower outreach program to provide reset risk education, establishment of a reset risk mitigation unit and proactively contacting high risk borrowers. For further information on reset risk, see “Risk Factors-Business and Operational Risks” in Citi’s 2013 Annual Report on Form 10-K.
The following charts detail the quarterly trends in loan balances, net credit losses and delinquencies for Citi’s home equity loan portfolio in North America. The vast majority of Citi’s home equity loan exposure arises from its portfolio in Citi Holdings.

North America Home Equity - EOP Loans In billions of dollars

North America Home Equity - Net Credit Losses(1) In millions of dollars

Citi Holdings
Citicorp
$280
6
274
$215
3
212
$173
3
169
$143
2
140
$117
3
114
2Q'13
3Q'13
4Q'13(2)
1Q'14
2Q'14

	2Q'13	3Q'13	4Q'13[2]	1Q'14	2Q'14
Total NCL	3.2%	2.5%	2.1%	1.9%	1.5%
Citi Holdings	3.4%	2.7%	2.3%	2.0%	1.7%
Citicorp	0.8%	0.4%	0.5%	0.3%	0.4%

Note: Totals may not sum due to rounding.

(1)
Includes the following amounts of charge-offs related to Citi’s fulfillment of its obligations under the national mortgage and independent foreclosure review settlements: 2Q’13, $12 million; 3Q’13, $14 million; and 4Q’13, $15 million. For further information, see “Managed Global Risk-Credit Risk-National Mortgage Settlement and Independent Foreclosure Review Settlement” in Citi’s 2013 Annual Report on Form 10-K and Citi’s First Quarter of 2014 Form 10-Q.

(2)
4Q’13 excludes approximately $100 million of net credit losses consisting of (i) approximately $64 million for the acceleration of accounting losses associated with modified home equity loans determined to be collateral dependent, (ii) approximately $22 million of charge-offs related to a change in the charge-off policy for mortgages originated in CitiFinancial to more closely align to policies used in the CitiMortgage business, and (iii) approximately $14 million of charge-

offs related to a change in the estimate of net credit losses related to collateral dependent loans to borrowers that have gone through Chapter 7 bankruptcy.

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

North America Home Equity Loans—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of June 30, 2014 and March 31, 2014.

In billions of dollars	June 30, 2014					March 31, 2014
State (1)	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO
CA	$7.8	28%	1.4%	11%	727	$8.0	28%	1.5%	15%	726
NY/NJ/CT(4)	7.0	25	2.3	13	719	7.1	24	2.4	14	718
FL(4)	1.9	7	2.2	35	706	2.1	7	2.3	40	705
IL(4)	1.2	4	1.3	40	715	1.2	4	1.4	44	713
IN/OH/MI(4)	0.9	3	1.5	41	688	0.9	3	1.6	44	685
AZ/NV	0.7	2	2.1	47	714	0.7	2	2.1	49	713
Other	8.7	31	1.7	21	701	9.1	32	1.7	25	699
Total	$28.2	100%	1.8%	20%	714	$29.0	100%	1.9%	22%	712

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

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
Citi has recorded a repurchase reserve for purposes of its potential representation and warranty repurchase liability resulting from its whole loan sales to the GSEs and, to a lesser extent private investors, which are made through Citi’s consumer business in CitiMortgage. The repurchase reserve was approximately $281 million and $333 million as of June 30, 2014 and March 31, 2014, respectively.

For additional information, see “Managing Global Risk—Citigroup Residential Mortgages—Representations and Warranties Repurchase Reserve” in Citi’s 2013 Annual Report on Form 10-K. See also Note 25 to the Consolidated Financial Statements.

Consumer Loan Details

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2014	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	March 31, 2014	June 30, 2013
Citicorp(3)(4)
Total	$302.5	$2,805	$2,908	$2,644	$2,972	$3,015	$2,967
Ratio		0.93%	0.99%	0.94%	0.99%	1.02%	1.05%
Retail banking
Total	$158.6	$1,015	$992	$849	$1,032	$991	$1,085
Ratio		0.64%	0.65%	0.59%	0.66%	0.65%	0.76%
North America	46.2	227	243	285	203	177	217
Ratio		0.50%	0.55%	0.71%	0.45%	0.40%	0.54%
EMEA	6.0	26	27	41	50	52	68
Ratio		0.43%	0.47%	0.77%	0.83%	0.90%	1.28%
Latin America	30.8	552	528	318	373	370	368
Ratio		1.79%	1.75%	1.08%	1.21%	1.23%	1.25%
Asia	75.6	210	194	205	406	392	432
Ratio		0.28%	0.26%	0.30%	0.54%	0.53%	0.63%
Cards
Total	$143.9	$1,790	$1,916	$1,795	$1,940	$2,024	$1,882
Ratio		1.24%	1.35%	1.30%	1.35%	1.43%	1.36%
North America—Citi-branded	67.3	583	648	663	540	599	588
Ratio		0.87%	0.97%	0.96%	0.80%	0.90%	0.85%
North America—Citi retail services	43.1	606	689	556	683	725	615
Ratio		1.41%	1.63%	1.54%	1.58%	1.71%	1.71%
EMEA	2.5	31	31	44	40	39	57
Ratio		1.24%	1.29%	1.57%	1.60%	1.63%	2.04%
Latin America	11.7	364	349	323	396	390	335
Ratio		3.11%	2.98%	2.81%	3.38%	3.33%	2.91%
Asia	19.3	206	199	209	281	271	287
Ratio		1.07%	1.07%	1.11%	1.46%	1.46%	1.52%
Citi Holdings(5)(6)
Total	$81.6	$2,536	$2,715	$3,234	$2,260	$2,297	$3,151
Ratio		3.32%	3.35%	3.59%	2.96%	2.84%	3.50%
International	3.1	66	170	242	86	194	255
Ratio		2.13%	2.98%	3.90%	2.77%	3.40%	4.11%
North America	78.5	2,470	2,545	2,992	2,174	2,103	2,896
Ratio		3.37%	3.38%	3.57%	2.97%	2.79%	3.45%
Other (7)	0.2
Total Citigroup	$384.3	$5,341	$5,623	$5,878	$5,232	$5,312	$6,118
Ratio		1.41%	1.50%	1.58%	1.39%	1.41%	1.64%

(1)	Total loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30-89 days past due are calculated based on end-of-period (EOP) loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30-89 days past due and related ratios for Citicorp North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government agencies. The amounts excluded for loans 90+ days past due and (EOP loans) were $668 million ($1.2 billion), $679 million ($1.2 billion), and $728 million ($1.3 billion) at June 30, 2014, March 31, 2014 and June 30, 2013, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) were $125 million, $122 million, and $144 million, at June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for Citi Holdings North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. agencies. The amounts excluded for loans 90+ days past due (and EOP loans) for each period were $2.8 billion ($5.2 billion), $3.0 billion ($6.1 billion), and $3.5 billion ($6.8 billion) at June 30, 2014, March 31, 2014 and June 30, 2013, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) for each period were $0.7 billion, $0.9 billion, and $1.2 billion, at June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

(6)
The June 30, 2014, March 31, 2014 and June 30, 2013 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $17 million, $0.9 billion and $1.0 billion, respectively, of loans that are carried at fair value.

(7)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2Q14	2Q14	1Q14	2Q13
Citicorp
Total	$298.9	$1,781	$1,786	$1,785
Ratio		2.39%	2.45%	2.54%
Retail banking
Total	$156.9	$340	$343	$299
Ratio		0.87%	0.91%	0.83%
North America	45.6	35	35	44
Ratio		0.31%	0.32%	0.43%
EMEA	5.9	8	2	(2)
Ratio		0.54%	0.15%	(0.15)%
Latin America	30.6	222	215	204
Ratio		2.91%	2.93%	2.76%
Asia	74.8	75	91	53
Ratio		0.40%	0.51%	0.31%
Cards
Total	$142.0	$1,441	$1,443	$1,486
Ratio		4.07%	4.07%	4.33%
North America—Citi-branded	66.4	570	587	665
Ratio		3.44%	3.53%	3.90%
North America—Retail services	42.4	465	481	481
Ratio		4.40%	4.47%	5.39%
EMEA	2.4	12	9	1
Ratio		2.01%	1.59%	0.14%
Latin America	11.9	271	254	212
Ratio		9.13%	8.80%	7.39%
Asia	18.9	123	112	127
Ratio		2.61%	2.44%	2.68%
Citi Holdings
Total	$86.4	$395	$506	$775
Ratio		1.83%	2.29%	3.01%
International	5.6	39	32	51
Ratio		2.79%	2.28%	3.20%
North America	80.8	356	474	724
Ratio		1.77%	2.29%	2.99%
Other (3)	—	2	2	3
Total Citigroup	$385.3	$2,178	$2,294	$2,563
Ratio		2.27%	2.41%	2.67%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)	Represents NCLs on loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

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

Corporate Credit Portfolio
The following table represents the corporate credit portfolio (excluding private bank in ICG), before consideration of collateral or hedges, by remaining tenor at June 30, 2014 and December 31, 2013. The corporate credit portfolio includes loans and unfunded lending commitments in ICG and, to a much lesser extent, Citi Holdings, by Citi’s internal management hierarchy and is broken out by (i) direct outstandings, which include drawn loans, overdrafts, bankers’ acceptances and leases, and (ii) unfunded lending commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At June 30, 2014				At December 31, 2013
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$110	$85	$28	$223	$108	$80	$29	$217
Unfunded lending commitments	99	205	27	331	87	204	21	312
Total	$209	$290	$55	$554	$195	$284	$50	$529

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded lending commitments by region based on Citi’s internal management geography:

	June 30, 2014	December 31, 2013
North America	53%	51%
EMEA	26	27
Asia	14	14
Latin America	7	8
Total	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating at June 30, 2014 and December 31, 2013, as a percentage of the total corporate credit portfolio:

	Direct outstandings and unfunded lending commitments
	June 30, 2014	December 31, 2013
AAA/AA/A	50%	52%
BBB	31	30
BB/B	16	16
CCC or below	2	2
Unrated	1	—
Total	100%	100%

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

	Direct outstandings and unfunded lending commitments
	June 30, 2014	December 31, 2013
Transportation and industrial	20%	22%
Petroleum, energy, chemical and metal	20	20
Consumer retail and health	16	15
Banks/broker-dealers	10	10
Technology, media and telecom	10	10
Public sector	6	6
Insurance and special purpose entities	6	5
Real estate	5	5
Hedge funds	4	4
Other industries	3	3
Total	100%	100%

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
At June 30, 2014 and December 31, 2013, $27.3 billion and $27.2 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At June 30, 2014 and December 31, 2013, the credit protection was economically hedging underlying corporate credit portfolio with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2014	December 31, 2013
AAA/AA/A	26%	26%
BBB	37	36
BB/B	28	29
CCC or below	9	9
Total	100%	100%

At June 30, 2014 and December 31, 2013, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	June 30, 2014	December 31, 2013
Transportation and industrial	31%	31%
Petroleum, energy, chemical and metal	24	23
Technology, media and telecom	14	14
Consumer retail and health	9	9
Banks/broker-dealers	8	8
Insurance and special purpose entities	7	7
Public Sector	5	6
Other industries	2	2
Total	100%	100%

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

Overview
Citi’s funding and liquidity objectives are to maintain adequate liquidity to (i) fund its existing asset base; (ii) grow its core businesses in Citicorp; (iii) maintain sufficient liquidity, structured appropriately, so that it can operate under a wide variety of market conditions, including market disruptions for both short- and long-term periods; and (iv) satisfy regulatory requirements. Citigroup’s primary liquidity objectives are established by entity, and in aggregate, across three major categories:

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

At an aggregate level, Citigroup’s goal is to maintain sufficient funding in amount and tenor to fully fund customer assets and to provide an appropriate amount of cash and high quality liquid assets (as discussed further below), even in times of stress. The liquidity framework provides that entities be self-sufficient or net providers of liquidity, including in conditions established under their designated stress tests.
Citi’s primary sources of funding include (i) deposits via Citi’s bank subsidiaries, which are Citi’s most stable and lowest cost source of long-term funding, (ii) long-term debt (primarily senior and subordinated debt) primarily issued at the parent and certain bank subsidiaries, and (iii) stockholders’ equity. These sources may be supplemented by short-term borrowings, primarily in the form of secured funding transactions.
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

High Quality Liquid Assets

	Parent			Significant Citibank Entities			Other Citibank and Banamex Entities			Total
In billions of dollars	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013
Available cash	$32.0	$38.8	$34.1	$80.4	$77.1	$67.5	$12.1	$13.3	$13.8	$124.6	$129.2	$115.3
Unencumbered liquid securities	35.0	28.7	23.8	199.1	188.5	170.5	76.1	78.4	78.0	310.3	295.7	272.3
Total	$67.1	$67.5	$57.9	$279.6	$265.6	$238.0	$88.2	$91.8	$91.8	$434.9	$424.8	$387.6

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

As set forth in the table above, Citigroup’s liquidity resources at June 30, 2014 increased $10 billion from March 31, 2014, and $47 billion from June 30, 2013. The increase both quarter-over-quarter and year-over-year was driven by an increase in credit card securitizations and Federal Home Loan Banks (FHLB) advances in Citibank, N.A. (see “Long-Term Debt” below). The year-over-year increase was also driven by an increase in deposits.

The following table shows further detail of the composition of Citi's liquidity resources by type of asset as of each of the periods indicated. For securities, the amounts represent the liquidity value that potentially could be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions.

In billions of dollars	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013
Available cash	$124.6	$129.2	$115.3
U.S. Treasuries	111.3	103.6	80.2
U.S. Agencies/Agency MBS	56.8	54.7	64.0
Foreign Government(1)	125.8	120.2	111.6
Other Investment Grade(2)	16.3	17.2	16.5
Total	$434.9	$424.8	$387.6

(1)
Foreign government also includes foreign government agencies, multinationals and foreign government guaranteed securities. Foreign government securities are held largely to support local liquidity requirements and Citi’s local franchises and, as of June 30, 2014, principally included government bonds from Hong Kong, Japan, Korea, Mexico, Poland, Singapore and Taiwan.

(2)
Includes contractual committed facilities from central banks in the amount of $0.6 billion, $1 billion and $1.2 billion at the end of the second and first quarter of 2014 and the second quarter of 2013, respectively.

As evident from the table above, as of June 30, 2014, more than 80% of Citi’s liquidity resources consisted of available cash, U.S. government securities and high quality foreign sovereign debt securities, with the remaining amounts consisting of U.S. agency securities, agency MBS and investment grade debt.
Citi’s liquidity resources as set forth above do not include additional potential liquidity in the form of Citigroup’s borrowing capacity from the various FHLBs, which was approximately $27 billion as of June 30, 2014 and is maintained by pledged collateral to all such banks. The liquidity resources shown above also do not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would be in addition to the resources noted above.
In general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of June 30, 2014, the amount available for lending to these entities under Section 23A was approximately $17 billion (unchanged from March 31, 2014), provided the funds are collateralized appropriately.

Deposits
Deposits are the primary and lowest cost funding source for Citi’s bank subsidiaries. The table below sets forth the end of period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013
Global Consumer Banking
North America	$170.6	$172.6	$165.9
EMEA	13.8	13.3	12.9
Latin America	48.3	48.0	45.8
Asia	105.0	103.0	101.2
Total	$337.7	$336.9	$325.8
ICG
North America	$182.5	$186.0	$157.0
EMEA	185.1	183.7	173.0
Latin America	64.6	65.2	57.3
Asia	145.0	139.0	145.4
Total	$577.2	$573.9	$532.7
Corporate/Other	31.3	26.3	15.2
Total Citicorp	$946.2	$937.1	$873.7
Total Citi Holdings(1)	19.5	29.2	64.7
Total Citigroup Deposits (EOP)	$965.7	$966.3	$938.4
Total Citigroup Deposits (AVG)	$959.5	$957.4	$924.5

(1)
Included within Citi’s end-of-period deposit balance as of June 30, 2014 were approximately $18 billion of deposits related to Morgan Stanley Smith Barney (MSSB) customers that, as previously disclosed, will be transferred to Morgan Stanley by MSSB, with remaining balances transferred in the amount of approximately $5 billion per quarter through the end of the second quarter of 2015.

On a reported basis, end-of-period deposits increased 3% year-over-year and were largely unchanged quarter-over-quarter. Both year-over-year and sequential growth in Citicorp’s businesses were offset by ongoing reductions in Citi Holdings.
Excluding the impact of FX translation, deposits increased 2% year-over-year. Global Consumer Banking deposits increased 3% year-over-year, driven by growth in each region. ICG deposits increased 7% year-over-year, as continued strong deposit flows led to 10% growth in treasury and trade solutions and 11% growth in the private bank. On a regional basis, year-over-year ICG deposits grew 14% in Latin America and 16% in North America. Corporate/Other deposits also increased year-over-year as Citi issued tenored time deposits to further diversify its funding sources.
Excluding the impact of FX translation, average deposits increased 4% year-over-year and were unchanged quarter-over-quarter, despite the ongoing transfer by MSSB of MSSB deposits to Morgan Stanley.
Citi monitors its deposit base across multiple dimensions, including interest rate structure, what Citi refers to as “LCR value,” (or the liquidity value of the deposit base under the Basel III LCR rules), and geography. With respect to interest rate structure, Citi monitors the balance between its fixed-rate higher-cost time deposits as compared to its interest-bearing and non-interest-bearing operating accounts. Regarding the LCR value of Citi’s deposits, under both the final Basel Committee Basel III LCR rules as well as the proposed U.S. Basel III LCR rules, deposits are assigned liquidity values, based on expected behavior under stress, the type of deposit and the type of client. Generally, the Basel III LCR liquidity rules prioritize operating accounts of consumers and corporations, while assigning lower liquidity values to non-operating balances of financial institutions. Finally, with respect to geography, as set forth in the table above, as of June 30, 2014, approximately 40% of Citi’s deposits were inside of the U.S., while approximately 60% are outside the U.S. Citi believes this diversification of deposits limits the degree to which changes in monetary policy or economic conditions may affect Citi’s deposits.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) continued to represent the most significant component of Citi’s funding for the parent entities and was a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multi-year maturity structure. The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.9 years as of June 30, 2014, which was a slight increase from the prior quarter. This term structure enables Citi to meet its business needs and maintain adequate liquidity.
Citi’s long-term debt outstanding at the parent includes benchmark debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and supplements benchmark debt issuance as a source of funding for Citi’s parent entities. Citi’s long-term debt at the bank includes FHLB advances and securitizations.

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013
Parent	$163.0	$162.7	$172.6
Benchmark Debt:
Senior debt	97.8	96.4	102.5
Subordinated debt	28.1	28.0	26.5
Trust preferred	1.8	3.9	6.6
Customer-Related Debt:
Structured debt	22.5	22.2	19.4
Non-structured debt	8.0	7.8	12.2
Local Country and Other(1)(2)	4.8	4.4	5.4
Bank	$64.0	$60.0	$48.4
FHLB Borrowings	19.1	14.0	14.5
Securitizations(3)	38.1	37.1	25.4
Local Country and Other(2)	6.8	8.9	8.5
Total long-term debt	$227.0	$222.7	$221.0
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)	Includes securitizations of $0.9 billion for the second quarter of 2014, and $0.2 billion for each of the first quarter of 2014 and second quarter of 2013.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Of the approximately $38.1 billion of total bank securitizations at June 30, 2014, approximately $37.8 billion related to credit card securitizations (compared to $36.7 billion as of March 31, 2014).

Year-over-year and sequential increases in Citi’s total long-term debt outstanding occurred mainly in the bank, partially offset by year-over-year reductions at the parent company. In the bank, the increases resulted from increased credit card securitizations and FHLB advances, given the lower-cost nature of these funding sources.
Year-over-year parent company debt reductions were driven by maturities and active liability management, as Citi continued to refinance high cost debt with new issuance at lower levels. Specifically, as part of its liquidity and funding strategy, Citi has considered, and may continue to consider, opportunities to repurchase its long-term and short-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the second quarter of 2014, Citi repurchased an aggregate of approximately $4.4 billion of its outstanding long-term and short-term debt, pursuant to selective public tender offers, open market purchases, and $2.1 billion of trust preferred redemptions (for information on Citi’s remaining outstanding trust preferred securities, see Note 17 to the Consolidated Financial Statements).
Citi expects the trends described above—increases in long-term debt at the bank and decreases at the parent—will likely continue during the remainder of 2014. Overall, however, changes in Citi’s long-term debt outstanding will continue to reflect the funding needs of its businesses as well as the market and economic environment and any regulatory changes, such as prescribed levels of debt required to be maintained by Citi pursuant to the U.S. banking regulators orderly liquidation authority (for additional information, see “Risk Factors—Regulatory Risks” in Citi’s 2013 Annual Report on Form 10-K).

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q14		1Q14		2Q13
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent	$11.1	$10.0	$7.7	$4.9	$13.6	$5.4
Benchmark Debt:
Senior debt	4.7	5.6	4.9	2.0	6.5	1.5
Subordinated debt	1.0	1.0	—	—	1.0	1.3
Trust preferred	2.1	—	—	—	3.0	—
Customer-Related Debt:
Structured debt	2.2	2.2	1.4	1.9	2.2	2.3
Non-structured debt	0.3	0.4	0.8	0.8	0.6	0.3
Local Country and Other	0.8	0.8	0.6	0.2	0.3	—
Bank	$4.2	$8.7	$2.0	$5.7	$4.6	$4.3
FHLB borrowings	1.0	6.1	0.5	0.5	2.8	1.0
Securitizations	1.4	2.4	0.9	4.3	0.8	2.5
Local Country and Other	1.8	0.2	0.6	0.9	1.0	0.8
Total	$15.3	$18.7	$9.7	$10.6	$18.2	$9.7

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2014, as well as its aggregate expected annual long-term debt maturities, as of June 30, 2014:

	Maturities 1H'14	Expected Long-Term Debt Maturities as of June 30, 2014
In billions of dollars		2014	2015	2016	2017	2018	2019	Thereafter	Total
Parent	$18.8	$12.9	$19.2	$22.9	$24.1	$13.9	$16.3	$53.7	$163.0
Benchmark Debt:
Senior debt	9.6	5.7	11.6	16.0	17.3	10.1	12.2	24.9	97.8
Subordinated debt	1.0	4.0	0.8	1.5	3.6	1.3	1.6	15.3	28.1
Trust preferred	2.1	—	—	—	—	—	—	1.8	1.8
Customer-Related Debt:
Structured debt	3.6	2.2	4.3	4.3	2.5	1.7	1.1	6.4	22.5
Non-structured debt	1.1	0.3	2.2	0.6	0.7	0.4	0.4	3.4	8.0
Local Country and Other	1.4	0.7	0.3	0.5	—	0.4	1.0	1.9	4.8
Bank	$6.2	$13.9	$11.7	$16.8	$9.7	$7.9	$0.2	$3.8	$64.0
FHLB borrowings	1.5	6.5	2.5	6.6	3.0	0.5	—	—	19.1
Securitizations	2.3	6.7	7.5	8.4	5.1	7.1	—	3.3	38.1
Local Country and Other	2.4	0.7	1.7	1.8	1.6	0.3	0.2	0.5	6.8
Total long-term debt	$25.0	$26.8	$30.9	$39.7	$33.8	$21.8	$16.5	$57.5	$227.0

Secured Funding Transactions and Short-Term Borrowings
As referenced above, Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured funding transactions (securities loaned or sold under agreements to repurchase, or repos) and (ii) to a lesser extent, short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants (see Note 17 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings).

Secured Funding
Secured funding is primarily conducted through Citi’s broker-dealer subsidiaries to fund efficiently both secured lending activity and a portion of trading inventory. Citi also conducts a smaller portion of its secured funding transactions through its bank entities, which is typically collateralized by foreign government securities. Generally, daily changes in the level of Citi’s secured funding are primarily due to fluctuations in secured lending activity in the matched book (as described below) and trading inventory.
Secured funding declined to $184 billion as of June 30, 2014, compared to $191 billion as of March 31, 2014 and $218 billion as of June 30, 2013, in each case driven by a reduction in client and market-driven trading activity, and as Citi continued to reduce its reliance on secured funding at its broker-dealer subsidiaries.  Average balances for secured funding were approximately $193 billion for the quarter ended June 30, 2014, compared to $197 billion for the quarter ended March 31, 2014 and $243 billion for the quarter ended June 30, 2013.
The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity.  The majority of this activity is secured by high quality, liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign sovereign debt.  Other secured funding is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities.  The tenor of Citi’s matched book liabilities is equal to, or longer than, the tenor of the corresponding matched book assets.
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund trading inventory.  To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid trading inventory was greater than 110 days as of June 30, 2014.
Citi manages the risks in its secured funding by conducting daily stress tests to account for changes in capacity, tenors, haircut, collateral profile and client actions. Additionally, Citi maintains counterparty diversification by establishing concentration triggers and assessing counterparty reliability and stability under stress. Citi generally sources secured funding from more than 150 counterparties.

Commercial Paper
The following table sets forth Citi’s commercial paper outstanding for each of its parent and significant Citibank entities, respectively, for each of the periods indicated.

In billions of dollars	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013
Commercial paper
Parent	$0.2	$0.2	$0.2
Significant Citibank entities	14.7	14.7	18.1
Total	$14.9	$14.9	$18.3

Other Short-Term Borrowings
At June 30, 2014, Citi’s other short-term borrowings, which included borrowings from the FHLB and other market participants, were approximately $45 billion, compared to $44 billion at March 31, 2014, and $40 billion at June 30, 2013.

Liquidity Management, Measurement and Stress Testing
For a discussion of Citi’s liquidity management, stress testing and certain of its other liquidity measures, see “Market Risk—Funding and Liquidity—Liquidity Management, Measurement and Stress Testing” in Citi’s 2013 Annual Report on Form 10-K.

Liquidity Measurement—Liquidity Coverage Ratio
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

in billions of dollars	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013
High quality liquid assets	$434.9	$424.8	$387.6
Estimated net outflows	$352.9	$355.2	$351.3
Liquidity coverage ratio	123%	120%	110%
HQLA in excess of estimated net outflows	$81.9	$69.6	$36.3

The increase in the LCR during the second quarter of 2014 was primarily due to the increased bank debt issuances during the current quarter as well as a reduction in estimated net outflows associated with deposits.
Citi’s estimated LCR, as calculated under the Basel Committee’s final Basel III LCR rules, is a non-GAAP financial measure. Citi believes this measure provides useful information to investors and others by measuring Citi’s progress toward potential future expected regulatory liquidity standards. Citi’s estimated LCR for all periods presented is based on its current interpretation, expectations and understanding of the Basel Committee’s final rules. It is subject to, among other things, any changes to those rules,

Citi’s continued review of the proposed U.S. Basel III LCR requirements, implementation of any final U.S. Basel III rules and further regulatory implementation guidance.

Credit Ratings
Citigroup’s funding and liquidity, its funding capacity, ability to access capital markets and other sources of funds, the cost of these funds, and its ability to maintain certain deposits are partially dependent on its credit ratings. The table below indicates the ratings for Citigroup and Citibank, N.A. as of June 30, 2014. While not included in the table below, Citigroup Global Markets Inc. (CGMI) is rated A/A-1 by Standard & Poor’s as of June 30, 2014.

Debt Ratings as of June 30, 2014

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A	F1	Stable
Moody’s Investors Service (Moody’s)	Baa2	P-2	Stable	A2	P-1	Stable
Standard & Poor’s (S&P)	A-	A-2	Negative	A	A-1	Stable

Recent Credit Rating Developments
As the regulatory landscape continues to evolve, Fitch is contemplating an industry-wide introduction of a ratings differential between U.S. bank holding companies and operating companies. Currently, Fitch equalizes holding company and operating company ratings, thereby reflecting what it views as the close correlation between default probabilities. Fitch believes that the potential implementation of the Orderly Liquidation Authority, as part of the Dodd-Frank Act, may create greater-than-historical differentials in holding company and operating company credit risk profiles, and could warrant rating changes. Fitch indicated three potential outcomes: downgrades to holding company ratings; upgrades to operating company ratings; or, no rating changes.

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

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers
As of June 30, 2014, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.9 billion. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2014, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.’s funding and liquidity by approximately $1.5 billion, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $2.4 billion (see also Note 21 to the Consolidated Financial Statements). As set forth under “High Quality Liquid Assets” above, the liquidity resources of Citi’s parent entities were approximately $67 billion, and the liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities were approximately $368 billion, for a total of approximately $435 billion as of June 30, 2014. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank, N.A.—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.’s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of June 30, 2014, Citibank, N.A. had liquidity commitments of approximately $14.7 billion to consolidated asset-backed commercial paper conduits (as referenced in Note 20 to the Consolidated Financial Statements).
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
Citi’s estimated IRE necessarily incorporates various assumptions including, among others, new business or changes in volumes, prepayment rates on loans, credit spreads, customer behavior, and the impact of pricing decisions. For example, in rising interest rate scenarios, portions of the deposit portfolio may be assumed to experience rate increases that are less than the change in market interest rates.  Additionally, in declining interest rate scenarios, it is assumed that mortgage portfolios prepay faster.  IRE generally assumes that businesses and/or Citi Treasury make no additional changes in pricing or balances in response to the unanticipated rate changes.

Mitigation and Hedging of Interest Rate Risk
In order to manage changes in interest rates effectively, Citi may modify pricing on new customer loans and deposits, purchase fixed rate securities, issue debt that is either fixed or floating or enter into derivative transactions that have the opposite risk exposures. Citi regularly assesses the viability of these and other strategies to reduce its interest rate risks and implements such strategies when it believes those actions are prudent. Such strategies are not currently included in the estimation of IRE.

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

In millions of dollars (unless otherwise noted)	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,255	$1,187	$1,117
All other currencies	681	640	647
Total	$1,936	$1,827	$1,764
As a % of average interest-earning assets	0.11%	0.11%	0.11%
Estimated initial impact to OCI (after-tax)(2)	$(3,395)	$(3,427)	$(2,200)
Estimated initial impact on Basel III Tier 1 Common Ratio (bps)(3)	(38)	(39)	(38)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are economically managed in combination with marked-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(203) million for a 100 basis point instantaneous increase in interest rates as of June 30, 2014.

(2)	Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)
The estimated initial impact to Basel III Tier 1 Common ratio (on a fully implemented basis) considers the effect of Citi’s deferred tax asset position and is based on only the estimated initial OCI impact above.

The increase in the estimated impact to net interest revenue at June 30, 2014 from the prior-year period primarily reflected changes in Citi’s balance sheet composition, including the continued growth and seasoning of Citi’s deposit balances and increases in Citi’s capital base, net of Citi Treasury positioning. The change in the estimated impact to OCI and estimated Basel III Tier 1 Common ratio from the prior-year period primarily reflected changes in the composition of Citi Treasury’s investment and derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to OCI would be offset in shareholders’ equity over time through the combination of expected incremental net interest revenue and the expected recovery of the impact on OCI through accretion of Citi’s investment portfolio over a period of time. As of June 30, 2014, Citi expects that the $(3.4) billion impact to OCI in such a scenario could potentially be offset over approximately 20 months.
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

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue (in millions of dollars)
U.S. dollar	$1,255	$1,195	$96	$(121)
All other currencies	681	637	40	(40)
Total	$1,936	$1,832	$136	$(161)
Estimated initial impact to OCI (after-tax)(1)	$(3,395)	$(2,218)	$(1,316)	$1,071
Estimated initial impact to Basel III Tier 1 Common ratio (bps)(2)	(38)	(24)	(15)	12
Note: Each scenario in the table above assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year are interpolated.

(1)	Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(2)
The estimated initial impact to Basel III Tier 1 Common ratio (on a fully implemented basis) considers the effect of Citi’s deferred tax asset position and is based on only the estimated OCI impact above.

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

Changes in Foreign Exchange Rates—Impacts on OCI and Capital
As of June 30, 2014, Citi estimates that a simultaneous 5% appreciation of the U.S. dollar against all of Citi’s other currencies could reduce Citi’s tangible common equity (TCE) by approximately $1.4 billion, or 0.8% of TCE, as a result of changes to Citi’s foreign currency translation adjustment OCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican Peso, the Euro, the British pound sterling, the Korean Won and the Australian dollar.

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
The effect of Citi’s business model and management strategies on changes in foreign exchange rates are shown in the table below. For additional information in the changes in OCI, see Note 18 to the Consolidated Financial Statements.

	For the quarter ended
In millions of dollars	Jun. 30, 2014	Mar. 31, 2014	Jun. 30, 2013
Change in FX spot rate(1)	1.2%	(0.2)%	(3.5)%
Change in TCE due to foreign currency translation, net of hedges	$(170)	$(551)	$(1,158)
As a % of Tangible Common Equity	(0.1)%	(0.3)%	(0.7)%
Estimated impact to Basel III Tier 1 Common ratio due to changes in foreign currency translation, net of hedges (bps)	(3)	(4)	(4)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Yields

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2014		2014		2013		2Q14 vs. 2Q13
Interest revenue(1)	$15,682		$15,478		$15,982		(2)%
Interest expense	3,615		3,591		4,158		(13)%
Net interest revenue(1)(2)(3)	$12,067		$11,887		$11,824		2%
Interest revenue—average rate	3.73%		3.77%		3.85%		(12)	bps
Interest expense—average rate	1.07		1.08		1.21		(14)	bps
Net interest margin	2.87%		2.90%		2.85%		2	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.42%		0.37%		0.27%		15	bps
10-year U.S. Treasury note—average rate	2.62		2.77		1.99		63	bps
10-year vs. two-year spread	220	bps	240	bps	172	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $121 million, $128 million and $142 million for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

(3)	Interest revenue, expense, rates and volumes exclude Credicard (Discontinued operations) for all periods presented. See Note 2 to the Consolidated Financial Statements.

As set forth in the table above, Citi’s net interest revenue increased 2% from the prior-year period due to higher interest earning assets, including higher loan volumes, and an improvement in net interest margin (NIM).

NIM is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Citi’s NIM declined sequentially by 3 basis points driven by lower loan and investment yields, partially offset by lower cost of funds.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2014	2014	2013	2014	2014	2013	2014	2014	2013
Assets
Deposits with banks(5)	$160,555	$174,916	$130,920	$250	$252	$252	0.62%	0.58%	0.77%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	159,178	152,867	159,604	$257	$249	$290	0.65%	0.66%	0.73%
In offices outside the U.S.(5)	106,245	102,327	116,021	335	345	412	1.26%	1.37%	1.42%
Total	$265,423	$255,194	$275,625	$592	$594	$702	0.89%	0.94%	1.02%
Trading account assets(7)(8)
In U.S. offices	$111,204	$113,527	$131,542	$804	$879	$963	2.90%	3.14%	2.94%
In offices outside the U.S.(5)	123,015	120,887	131,468	683	640	740	2.23%	2.15%	2.26%
Total	$234,219	$234,414	$263,010	$1,487	$1,519	$1,703	2.55%	2.63%	2.60%
Investments
In U.S. offices
Taxable	$190,622	$174,824	$179,112	$783	$733	$676	1.65%	1.70%	1.51%
Exempt from U.S. income tax	18,072	18,478	18,486	173	198	217	3.84%	4.35%	4.71%
In offices outside the U.S.(5)	114,575	114,438	109,843	933	916	893	3.27%	3.25%	3.26%
Total	$323,269	$307,740	$307,441	$1,889	$1,847	$1,786	2.34%	2.43%	2.33%
Loans (net of unearned income)(9)
In U.S. offices	$361,875	$362,458	$350,655	$6,475	$6,488	$6,328	7.18%	7.26%	7.24%
In offices outside the U.S.(5)	303,196	296,248	291,715	4,892	4,698	4,981	6.47%	6.43%	6.85%
Total	$665,071	$658,706	$642,370	$11,367	$11,186	$11,309	6.86%	6.89%	7.06%
Other interest-earning assets(10)	$39,088	$33,891	$46,606	$97	$80	$230	1.00%	0.96%	1.98%
Total interest-earning assets	$1,687,625	$1,664,861	$1,665,972	$15,682	$15,478	$15,982	3.73%	3.77%	3.85%
Non-interest-earning assets(7)	$215,443	$223,480	$229,708
Total assets from discontinued operations	—	—	3,194
Total assets	$1,903,068	$1,888,341	$1,898,874

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $121 million, $128 million and $142 million for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2014	2014	2013	2014	2014	2013	2014	2014	2013
Liabilities
Deposits
In U.S. offices(5)	$293,480	$281,259	$261,403	$356	$402	$454	0.49%	0.58%	0.70%
In offices outside the U.S.(6)	472,654	479,664	477,207	1,113	1,047	1,129	0.94%	0.89%	0.95%
Total	$766,134	$760,923	$738,610	$1,469	$1,449	$1,583	0.77%	0.77%	0.86%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$99,617	$103,577	$136,587	$198	$156	$218	0.80%	0.61%	0.64%
In offices outside the U.S.(6)	93,685	93,569	106,544	339	369	412	1.45%	1.60%	1.55%
Total	$193,302	$197,146	$243,131	$537	$525	$630	1.11%	1.08%	1.04%
Trading account liabilities(8)(9)
In U.S. offices	$31,403	$27,663	$26,548	$23	$21	$21	0.29%	0.31%	0.32%
In offices outside the U.S.(6)	50,927	45,174	55,335	25	20	22	0.20%	0.18%	0.16%
Total	$82,330	$72,837	$81,883	$48	$41	$43	0.23%	0.23%	0.21%
Short-term borrowings(10)
In U.S. offices	$76,824	$79,370	$76,248	$52	$37	$45	0.27%	0.19%	0.24%
In offices outside the U.S.(6)	38,336	35,433	35,585	110	100	103	1.15%	1.14%	1.16%
Total	$115,160	$114,803	$111,833	$162	$137	$148	0.56%	0.48%	0.53%
Long-term debt(11)
In U.S. offices	$195,397	$189,542	$195,063	$1,323	$1,360	$1,727	2.72%	2.91%	3.55%
In offices outside the U.S.(6)	8,671	8,934	10,117	76	79	27	3.52%	3.59%	1.07%
Total	$204,068	$198,476	$205,180	$1,399	$1,439	$1,754	2.75%	2.94%	3.43%
Total interest-bearing liabilities	$1,360,994	$1,344,185	$1,380,637	$3,615	$3,591	$4,158	1.07%	1.08%	1.21%
Demand deposits in U.S. offices	$27,796	$27,930	$23,673
Other non-interest-bearing liabilities(8)	301,148	308,964	296,401
Total liabilities from discontinued operations	—	—	565
Total liabilities	$1,689,938	$1,681,079	$1,701,276
Citigroup stockholders’ equity(12)	$211,400	$206,285	$195,594
Noncontrolling interest	1,730	1,877	2,004
Total equity(12)	$213,130	$208,162	$197,598
Total liabilities and stockholders’ equity	$1,903,068	$1,889,241	$1,898,874
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$950,037	$943,611	$924,336	$6,640	$6,676	$6,200	2.80%	2.87%	2.69%
In offices outside the U.S.(6)	737,588	721,250	741,636	5,427	5,211	5,624	2.95	2.93	3.04
Total	$1,687,625	$1,664,861	$1,665,972	$12,067	$11,887	$11,824	2.87%	2.90%	2.85%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $121 million, $128 million and $142 million for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
In millions of dollars, except rates	Six Months 2014	Six Months 2013	Six Months 2014	Six Months 2013	Six Months 2014	Six Months 2013
Assets
Deposits with banks(5)	$167,736	$127,352	$502	$508	0.60%	0.80%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$156,023	$161,255	$506	$606	0.65%	0.76%
In offices outside the U.S.(5)	104,286	112,652	680	784	1.31%	1.40%
Total	$260,309	$273,907	$1,186	$1,390	0.92%	1.02%
Trading account assets(7)(8)
In U.S. offices	$112,366	$130,886	$1,683	$1,901	3.02%	2.93%
In offices outside the U.S.(5)	121,951	133,207	1,323	1,468	2.19%	2.22%
Total	$234,317	$264,093	$3,006	$3,369	2.59%	2.57%
Investments
In U.S. offices
Taxable	$182,723	$177,969	$1,516	$1,362	1.67%	1.54%
Exempt from U.S. income tax	18,275	18,477	371	414	4.09%	4.52%
In offices outside the U.S.(5)	114,507	111,370	1,849	1,900	3.26%	3.44%
Total	$315,505	$307,816	$3,736	$3,676	2.39%	2.41%
Loans (net of unearned income)(9)
In U.S. offices	$362,167	$351,971	$12,963	$12,813	7.22%	7.34%
In offices outside the U.S.(5)	299,722	290,746	9,590	9,924	6.45%	6.88%
Total	$661,889	$642,717	$22,553	$22,737	6.87%	7.13%
Other interest-earning assets(10)	$36,487	$44,418	$177	$389	0.98%	1.77%
Total interest-earning assets	$1,676,243	$1,660,303	$31,160	$32,069	3.75%	3.90%
Non-interest-earning assets(7)	$219,912	$229,274
Total assets from discontinued operations	—	3,257
Total assets	$1,896,155	$1,892,834

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $121 million, $128 million and $142 million for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

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

(9)	Includes cash-basis loans.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
In millions of dollars, except rates	Six Months 2014	Six Months 2013	Six Months 2014	Six Months 2013	Six Months 2014	Six Months 2013
Liabilities
Deposits
In U.S. offices(5)	$287,370	$258,059	$758	$944	0.53%	0.74%
In offices outside the U.S.(6)	476,159	478,852	2,160	2,315	0.91%	0.97%
Total	$763,529	$736,911	$2,918	$3,259	0.77%	0.89%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$101,597	$133,066	$354	$385	0.70%	0.58%
In offices outside the U.S.(6)	93,627	105,146	708	854	1.52%	1.64%
Total	$195,224	$238,212	$1,062	$1,239	1.10%	1.05%
Trading account liabilities(8)(9)
In U.S. offices	$29,533	$26,439	$44	$43	0.30%	0.33%
In offices outside the U.S.(6)	48,051	50,399	45	42	0.19%	0.17%
Total	$77,584	$76,838	$89	$85	0.23%	0.22%
Short-term borrowings(10)
In U.S. offices	$78,097	$73,488	$89	$89	0.23%	0.24%
In offices outside the U.S.(6)	36,885	36,781	210	222	1.15%	1.22%
Total	$114,982	$110,269	$299	$311	0.52%	0.57%
Long-term debt(11)
In U.S. offices	$192,470	$199,846	$2,683	$3,543	2.81%	3.58%
In offices outside the U.S.(6)	8,803	10,614	155	51	3.55%	0.97%
Total	$201,273	$210,460	$2,838	$3,594	2.84%	3.44%
Total interest-bearing liabilities	$1,352,592	$1,372,690	$7,206	$8,488	1.07%	1.25%
Demand deposits in U.S. offices	$27,863	$18,201
Other non-interest-bearing liabilities(8)	305,053	306,054
Total liabilities from discontinued operations	—	579
Total liabilities	$1,685,508	$1,697,524
Citigroup stockholders’ equity(12)	$208,843	$193,311
Noncontrolling interest	1,804	1,999
Total equity(12)	$210,647	$195,310
Total liabilities and stockholders’ equity	$1,896,155	$1,892,834
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$946,824	$920,709	$13,316	$12,423	2.84%	2.72%
In offices outside the U.S.(6)	729,419	739,594	10,638	11,158	2.94	3.04%
Total	$1,676,243	$1,660,303	$23,954	$23,581	2.88%	2.86%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $121 million, $128 million and $142 million for the three months ended June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

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

(11)	Includes stockholders' equity from discontinued operations.

(12)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2nd Qtr. 2014 vs.1st Qtr. 2014			2nd Qtr. 2014 vs. 2nd Qtr. 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(22)	$20	$(2)	$51	$(53)	$(2)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$10	$(2)	$8	$(1)	$(32)	$(33)
In offices outside the U.S.(4)	13	(23)	(10)	(33)	(44)	(77)
Total	$23	$(25)	$(2)	$(34)	$(76)	$(110)
Trading account assets(5)
In U.S. offices	$(18)	$(57)	$(75)	$(147)	$(12)	$(159)
In offices outside the U.S.(4)	11	32	43	(47)	(10)	(57)
Total	$(7)	$(25)	$(32)	$(194)	$(22)	$(216)
Investments(1)
In U.S. offices	$72	$(47)	$25	$51	$12	$63
In offices outside the U.S.(4)	1	16	17	39	1	40
Total	$73	$(31)	$42	$90	$13	$103
Loans (net of unearned income)(6)
In U.S. offices	$(10)	$(3)	$(13)	$201	$(54)	$147
In offices outside the U.S.(4)	111	83	194	192	(281)	(89)
Total	$101	$80	$181	$393	$(335)	$58
Other interest-earning assets(7)	$13	$4	$17	$(33)	$(100)	$(133)
Total interest revenue	$181	$23	$204	$273	$(573)	$(300)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Interest Revenue(1)(2)(3)

	2nd Qtr. 2014 vs. 1st Qtr. 2014			2nd Qtr. 2014 vs. 2nd Qtr. 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$17	$(63)	$(46)	$51	$(149)	$(98)
In offices outside the U.S.(4)	(15)	81	66	(11)	(5)	(16)
Total	$2	$18	$20	$40	$(154)	$(114)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(6)	$48	$42	$(67)	$47	$(20)
In offices outside the U.S.(4)	—	(30)	(30)	(48)	(25)	(73)
Total	$(6)	$18	$12	$(115)	$22	$(93)
Trading account liabilities(5)
In U.S. offices	$3	$(1)	$2	$4	$(2)	$2
In offices outside the U.S.(4)	3	2	5	(2)	5	3
Total	$6	$1	$7	$2	$3	$5
Short-term borrowings(6)
In U.S. offices	$(1)	$16	$15	$—	$7	$7
In offices outside the U.S.(4)	8	2	10	8	(1)	7
Total	$7	$18	$25	$8	$6	$14
Long-term debt
In U.S. offices	$41	$(78)	$(37)	$3	$(407)	$(404)
In offices outside the U.S.(4)	(2)	(1)	(3)	(4)	53	49
Total	$39	$(79)	$(40)	$(1)	$(354)	$(355)
Total interest expense	$48	$(24)	$24	$(66)	$(477)	$(543)
Net interest revenue	$133	$47	$180	$339	$(96)	$243

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Analysis of Changes in Interest Revenue, Interest Expense, and Net Interest Revenue(1)(2)(3)

	Six Months 2014 vs. Six Months 2013
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits at interest with banks(4)	$139	$(145)	$(6)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(19)	$(81)	$(100)
In offices outside the U.S.(4)	(56)	(48)	(104)
Total	$(75)	$(129)	$(204)
Trading account assets(5)
In U.S. offices	$(276)	$58	$(218)
In offices outside the U.S.(4)	(122)	(23)	(145)
Total	$(398)	$35	$(363)
Investments(1)			0
In U.S. offices	$42	$69	$111
In offices outside the U.S.(4)	53	(104)	(51)
Total	$95	$(35)	$60
Loans (net of unearned income)(6)
In U.S. offices	$367	$(217)	$150
In offices outside the U.S.(4)	300	(634)	(334)
Total	$667	$(851)	$(184)
Other interest-earning assets	$(61)	$(151)	$(212)
Total interest revenue	$367	$(1,276)	$(909)
Deposits (7)
In U.S. offices	$99	$(285)	$(186)
In offices outside the U.S.(4)	(13)	(142)	(155)
Total	$86	$(427)	$(341)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(101)	$70	$(31)
In offices outside the U.S.(4)	(90)	(56)	(146)
Total	$(191)	$14	$(177)
Trading account liabilities(5)
In U.S. offices	$5	$(4)	$1
In offices outside the U.S.(4)	(2)	5	3
Total	$3	$1	$4
Short-term borrowings
In U.S. offices	$5	$(5)	$—
In offices outside the U.S.(4)	1	(13)	(12)
Total	$6	$(18)	$(12)
Long-term debt
In U.S. offices	$(127)	$(733)	$(860)
In offices outside the U.S.(4)	(10)	114	104
Total	$(137)	$(619)	$(756)
Total interest expense	$(233)	$(1,049)	$(1,282)
Net interest revenue	$600	$(227)	$373

(1)	The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $532 million and $588 million for the six months ended June 30, 2014 and 2013, respectively.

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
Citi uses a single, independently approved Monte Carlo simulation VAR model, which has been designed to capture material risk sensitivities (such as first- and second-order sensitivities of positions to changes in market prices) of various asset classes/risk types (such as interest rate, credit spread, foreign exchange, equity and commodity risks). Citi’s VAR includes all positions, which are measured at fair value; it does not include investment securities classified as available-for-sale or held-to-maturity. For information on these securities, see Note 13 to the Consolidated Financial Statements.

In the second quarter of 2014, Citi implemented two VAR model enhancements that were reviewed by Citi’s U.S. banking agencies as well as the Citi model validation group. Specifically, Citi enhanced the correlation among mortgage products as well as introduced industry sectors (financial and non-financial) into the credit spread component of the VAR model.
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of approximately 180,000 time series, with sensitivities updated daily, volatility parameters updated daily to weekly and correlation parameters updated monthly. The conservative features of the VAR calibration contribute an approximately 22% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets.
The sequential decline in the average Total Trading and Credit Portfolios VAR, as set forth in the table below, was primarily driven by increased downside protection within ICG equity markets, a reduction in positions within global securitized markets, standard and management approved VAR model parameter updates, as well as the enhancement to the VAR model related to the correlation among mortgage products, as noted above.

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2014	2014 Average	March 31, 2014	2014 Average	June 30, 2013	2013 Average
Interest rate	$81	$85	$88	$81	N/A	N/A
Credit spread	72	73	79	95	N/A	N/A
Covariance adjustment(1)	(41)	(43)	(40)	(44)	N/A	N/A
Fully diversified interest rate and credit spread	112	115	127	132	117	111
Foreign exchange	26	34	33	32	32	41
Equity	24	26	31	28	33	28
Commodity	13	15	13	14	12	12
Covariance adjustment(1)	(72)	(79)	(82)	(74)	(79)	(80)
Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$103	$111	$122	$132	$115	$112
Specific risk-only component(3)	$9	$12	$18	$19	$13	$11
Total Trading VAR—general market risk factors only (excluding credit portfolios)(2)	$94	$99	$104	$113	$102	$101
Incremental Impact of the Credit Portfolio(4)	14	24	$42	$24	$8	$8
Total Trading and Credit Portfolios VAR	$117	$135	$164	$156	$123	$120

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

(4)
The credit portfolio is composed of mark-to-market positions associated with non-trading business units including Citi Treasury, the CVA relating to derivative counterparties and all associated CVA hedges. DVA is not included. It also includes hedges to the loan portfolio, fair value option loans and hedges to the leveraged finance pipeline within capital markets origination within ICG.

The table below provides the range of market factor VARs inclusive of specific risk that was experienced during the following quarters:

	Second Quarter		First Quarter		Second Quarter
	2014		2014		2013
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$65	$101	$60	$106	N/A	N/A
Credit spread	68	82	77	137	N/A	N/A
Fully diversified interest rate and credit spread	101	129	111	158	96	126
Foreign exchange	23	59	24	43	27	66
Equity	18	44	19	48	20	60
Commodity	11	20	11	16	9	18
Covariance adjustment(1)	N/A	N/A	N/A	N/A	N/A	N/A
Total Trading	96	139	111	163	96	134
Total Trading and Credit Portfolio	111	172	133	188	104	142

(1)	No covariance adjustment can be inferred from the above table as the High and Low for each market factor will be from different close of business dates.

The following table provides the VAR for ICG during the second quarter of 2014, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans, and hedges to the loan portfolio.

In millions of dollars	Jun. 30, 2014
Total—all market risk factors, including general and specific risk	$101
Average—during quarter	$107
High—during quarter	133
Low—during quarter	92

Regulatory VAR Back-testing
In accordance with Basel III, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VAR model. Regulatory VAR back-testing is the process in which the daily one-day VAR, at a 99% confidence interval, is compared to the buy-and-hold profit and loss (e.g., the profit and loss impact if the portfolio is held constant at the end of the day and re-priced the following day). Buy-and-hold profit and loss represents the daily mark-to-market profit and loss attributable to price movements in covered positions from the close of the previous business day. Buy-and-hold revenue excludes realized trading revenue, net interest, fees and commissions, intra-day trading profit and loss, and changes in reserves. Regulatory VAR back-testing is performed against buy-and-hold profit and loss on a monthly basis for approximately 155 portfolios across the organization (trading desk level, ICG business segment and Citigroup) and the results are shared with the U.S. banking regulators.
As of June 30, 2014, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months. Based on a 99% confidence level, Citi would expect two to three days in any one year where buy-and-hold losses exceeded the Regulatory VAR. Given the conservative calibration of Citi’s VAR model (as a result of taking the greater of short- and long-term volatilities and fat-tail scaling of volatilities), Citi would expect fewer exceptions under normal and stable market conditions. Periods of unstable market conditions could increase the number of back-testing exceptions.

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
The following table presents Citicorp’s principal emerging markets assets as of June 30, 2014. For purposes of the table below, loan amounts are generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. Trading account assets and investment securities are generally categorized below based on the domicile of the issuer of the security or the underlying reference entity.

	As of Mar. 31, 2014	As of June 30, 2014					GCB NCL Rate
In billions of dollars	Aggregate(1)	Aggregate(1)	Trading Account Assets(2)	Investment Securities(3)	ICG Loans(4)(5)	GCB Loans(4)	2Q’14	1Q’14
Mexico	$72.3	$70.5	$4.8	$24.7	$9.8	$31.2	4.7%	4.6%
Korea	39.2	42.1	(0.5)	13.2	4.3	25.1	0.9	1.4
Singapore	30.1	30.7	0.3	6.9	8.7	14.8	0.3	0.3
Hong Kong	27.5	29.4	1.2	4.5	13.1	10.6	0.4	0.3
Brazil	27.7	27.4	3.6	3.4	16.0	4.4	5.5	5.7
India	26.3	25.7	2.5	6.5	10.7	6.1	1.0	1.0
China	22.2	22.8	1.6	3.7	12.7	4.9	0.8	(0.2)
Taiwan	13.9	14.8	1.3	1.5	4.8	7.2	(0.1)	0.1
Poland	10.4	9.8	0.4	4.4	1.9	3.1	0.2	(0.4)
Malaysia	9.1	9.2	1.6	0.2	1.7	5.8	0.7	0.7
Russia(6)	9.4	8.9	0.8	0.9	5.4	1.8	2.4	2.1
Indonesia	7.1	7.3	0.7	0.8	4.5	1.3	2.3	2.5
Colombia	5.1	5.7	0.3	0.7	2.1	2.6	3.5	4.4
Turkey(7)	5.1	5.0	—	1.6	2.6	0.8	(0.1)	(0.3)
Thailand	4.7	4.9	0.7	1.2	1.0	2.1	2.2	2.1
UAE	4.4	4.3	—	0.1	2.7	1.4	1.9	2.0
Philippines	2.8	3.0	0.3	0.3	1.4	1.0	4.2	3.8
Czech Republic	2.5	2.8	0.4	0.6	1.2	0.6	1.0	0.2
Argentina(6)	2.6	2.7	0.1	0.1	1.6	0.9	0.7	0.7
Hungary	2.1	2.4	0.5	1.1	0.4	0.4	(0.1)	(0.8)

Note: Aggregate may not cross foot due to rounding.

(1)	Aggregate of Trading account assets, Investment securities, ICG loans and GCB loans.

(2)	Trading account assets are shown on a net basis. Citi’s trading account assets will vary as it maintains inventory consistent with customer needs.

(3)	Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost.

(4)
Reflects funded loans, net of unearned income. In addition to the funded loans disclosed in the table above, through its ICG businesses, Citi had unfunded commitments to corporate customers in the emerging markets of approximately $33 billion as of June 30, 2014 (compared to $34 billion as of March 31, 2014); no country accounted for more than $4 billion of this amount.

(5)
As of June 30, 2014, non-accrual loans represented 0.5% of total ICG loans in the emerging markets. For the countries in the table above, non-accrual loan ratios as of June 30, 2014 ranged from 0.0% to 0.4%, other than in Hong Kong. In Hong Kong, the non-accrual loan ratio was 1.3% as of June 30, 2014 (compared to 2.2% as of March 31, 2014), primarily reflecting the impact of one counterparty.

(6)	For additional information on Citi’s cross-border risk relating to Russia and Argentina, see “Cross-Border Risk” below.

(7)
Investment securities in Turkey include Citi’s remaining $1.5 billion investment in Akbank T.A.S. For additional information, see Note 14 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K.

Emerging Markets Trading Account Assets and Investment Securities
In the ordinary course of business, Citi holds securities in its trading accounts and investment accounts, including those above. Trading account assets are marked to market daily, with asset levels varying as Citi maintains inventory consistent with customer needs. Investment securities are recorded at either fair value or historical cost, based on the underlying accounting treatment, and are predominantly held as part of the local entity asset and liability management program, or to comply with local regulatory requirements. In the markets in the table above, 97% of Citi’s investment securities were related to sovereign issuers as of June 30, 2014.

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
As of June 30, 2014, GCB had approximately $130 billion of consumer loans outstanding to borrowers in the emerging markets, or approximately 43% of GCB’s total loans, compared to approximately $127 billion or 43% of total GCB loans as of March 31, 2014. Of the approximate $130 billion as of June 30, 2014, the five largest emerging markets—Mexico, Korea, Singapore, Hong Kong and Taiwan—comprised approximately 30% of GCB’s total loans.
Within the emerging markets, 28% of Citi’s GCB loans were mortgages, 27% were commercial markets loans, 24% were personal loans and 21% were credit cards loans, each as of June 30, 2014.
Overall consumer credit quality remained generally stable in the second quarter of 2014, as net credit losses in the emerging markets were 2.0% of average loans in the second quarter of 2014, compared to 2.1% in the first quarter of 2014, consistent with Citi’s target market strategy and risk appetite framework.

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
As of June 30, 2014, ICG had approximately $132 billion of loans outstanding to borrowers in the emerging markets, representing approximately 47% of ICG’s total loans outstanding, largely unchanged from March 31, 2014. No single emerging market country accounted for more than 6% of Citi’s ICG loans as of the end of the second quarter 2014.
As of June 30, 2014, approximately 74% of Citi’s emerging markets corporate credit portfolio (excluding private bank in ICG), including loans and unfunded lending commitments, was rated investment grade, which Citi considers to be ratings of BBB or better according to Citi’s internal risk measurement system and methodology (for additional information on Citi’s internal risk measurement system for corporate credit, see “Corporate Credit Details” above). The vast majority of the remainder were rated BB or B according to Citi’s internal risk measurement system and methodology.
Overall ICG net credit losses in the emerging markets were 0.0% of average loans in second quarter of 2014, compared to 0.46% in first quarter of 2014. The ratio of non-accrual ICG loans to total loans in the emerging markets remained stable at 0.5% as of June 30, 2014.

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

Argentina
As of June 30, 2014, Citi’s net investment in its Argentine operations was approximately $670 million, compared to $690 million as of March 31, 2014. As previously disclosed, Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina.
The Argentine peso continued to devalue, albeit at a more moderate pace, during the second quarter of 2014. The Argentine peso devalued to 8.13 pesos to one U.S. dollar at June 30, 2014, compared to 8.0 Argentine pesos to one U.S. dollar at March 31, 2014. At June 30, 2014, Citi had cumulative translation losses recorded in stockholders’ equity related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.43 billion (pretax), compared to $1.42 billion at March 31, 2014.
At June 30, 2014, Citi’s total hedges against its net investment in Argentina were approximately $955 million, compared to $830 million at March 31, 2014. Of the amount at June 30, 2014, approximately $405 million were foreign currency forwards designated as net investment hedges under ASC 815, compared to $385 million at March 31, 2014. The remaining hedges of approximately $550 million at June 30, 2014, compared to $445 million as of March 31, 2014, were net U.S. dollar denominated assets and foreign currency futures, neither of which qualifies for hedge accounting under ASC 815.
Although Citi currently uses the Argentine peso as the functional currency for its operations in Argentina, an increase in inflation resulting in a cumulative three-year inflation rate of 100% or more would result in a change in the functional currency to the U.S. dollar. Year-to-date official inflation under the new consumer price index launched in February 2014 was approximately 32% (annualized). A change in the functional currency to the U.S. dollar would result in future devaluations of the Argentine peso being recorded in earnings for Citi’s Argentine peso-denominated assets and liabilities.
As of June 30, 2014, Citi had total third-party assets of $3.6 billion in Citi Argentina, compared to $3.5 billion as of March 31, 2014, primarily consisting of cash, loans and securities. Included in the total assets were U.S.-dollar-denominated third-party assets of approximately $640 million at June 30, 2014, compared to $700 million at March 31, 2014.
While Citi Argentina paid a dividend to Citi of approximately $70 million during the second quarter of 2014, the ongoing economic and political situation in Argentina could lead to further governmental intervention or regulatory restrictions on foreign investments in Argentina, including further devaluation of the Argentine peso, further limits to foreign currency holdings, or the potential redenomination of certain U.S. dollar assets and liabilities into Argentine pesos, which could be accompanied by a devaluation of the Argentine peso.
Moreover, as widely reported, Argentina is currently engaged in litigation with certain “holdout” bond investors who did not accept restructured bonds in the restructuring of Argentine debt after Argentina defaulted on its sovereign obligations in 2001. Based on U.S. court rulings to date, Argentina has been ordered to negotiate a settlement with “holdout” bond investors and, absent a negotiated settlement, not pay interest on certain of its restructured bonds unless it simultaneously pays all amounts owed to the “holdout” investors that are the subject of the litigation, recently estimated to be approximately $1.5 billion. The most recent interest payment date on the restructured bonds was June 30, 2014, with a grace period to July 30, 2014; although Argentina has transferred funds to the trustee to pay its June 30, 2014 obligations on the restructured bonds, pursuant to the court orders, the trustee may not make the interest payments.
As of July 31, 2014, Argentina and the “holdout” investors have failed to reach a negotiated settlement, and the U.S. court rulings described above have not been stayed. If it is determined that Argentina is in default on its obligations and/or restructured bondholders elect to accelerate their debt, this situation could result in further deterioration of the economic and political situation in the country, and could negatively impact Citi’s revenues and funding costs, as well as further limit Citi’s ability to hedge against its net investment in Argentina. In addition, the situation could expose Citi to litigation as it acts as a custodian in Argentina for certain of the restructured bonds that are currently covered by the court orders.
Further, as previously disclosed, U.S. regulators could downgrade Argentina, which could result in mandatory loan loss or other reserve requirements. Citi estimates that if such event were to occur, as of June 30, 2014, this could result in estimated losses of up to approximately $80 million.
For additional information on Citi’s exposures related to Argentina, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Argentina, based on the methodology described in such section. As disclosed in such section, these assets totaled approximately $2.7 billion as of June 30, 2014, compared to $2.6 billion as of March 31, 2014. Approximately $270 million of such exposure is held on non-Argentinean Citi subsidiaries and thus is not included in the $3.6 billion amount set forth above, which pertains only to Citi Argentina, as disclosed.

Venezuela
Since 2003, the Venezuelan government has implemented and operated restrictive foreign exchange controls. These exchange controls have limited Citi’s ability to obtain U.S. dollars in Venezuela at the official foreign currency rate; Citi has not been able to acquire U.S. dollars from the Venezuelan government since 2008. For a discussion of the more recent developments in this area, including the resulting impacts on Citi’s results of operations, see “Managing Global Risk—Country and Cross-Border Risk— Cross-Border Risk” in each of Citi’s 2013 Annual Report on Form 10-K and First Quarter of 2014 Quarterly Report on Form 10-Q.
As of June 30, 2014, the preferential foreign exchange rate offered by the National Center for Foreign Trade (CENCOEX) was fixed at 6.3 bolivars to one U.S. dollar, the SICAD I rate was 10.6 bolivars to one U.S. dollar (compared to 10.7 bolivars to one U.S. dollar at March 31, 2014), and the SICAD II rate was 50 bolivars to one U.S. dollar (unchanged from March 31, 2014). As of and for the quarter ended June 30, 2014, Citi uses the SICAD I rate to remeasure its net bolivar-denominated monetary assets as the SICAD I rate is the only rate at which Citi is eligible to acquire U.S. dollars. Further changes in the SICAD I exchange rate, or a change to the SICAD II for purposes of the remeasurement of Citi’s net bolivar-denominated monetary assets, could result in foreign exchange gains or losses in the future.
At June 30, 2014, Citi’s net investment in its Venezuelan operations was approximately $175 million (compared to $170 million at March 31, 2014), which included net monetary assets denominated in Venezuelan bolivars of approximately $150 million (compared to $140 million at March 31, 2014). Total third-party assets of Citi Venezuela were approximately $900 million, unchanged from March 31, 2014, and were composed primarily of cash, loans and debt securities.

Russia
The ongoing instability in Russia and Ukraine has been a cause of concern to investors in Russian assets and parties doing business in Russia or with Russian entities, including as a result of the potential risk of wider repercussions on Russian trade and investment, including the effects from current or additional sanctions.
Citi operates in Russia through a subsidiary of Citibank, N.A., which uses the Russian ruble as its functional currency. Citi's net investment in Russia was approximately $1.8 billion at June 30, 2014, compared to $1.7 billion as of March 31, 2014. Substantially all of Citi’s net investment was hedged (subject to related tax adjustments) as of June 30, 2014, using forward foreign exchange contracts.

Total third-party assets of the Russian Citibank subsidiary were approximately $7.7 billion as of June 30, 2014, compared to $7.2 billion as of March 31, 2014. These assets were primarily composed of corporate and consumer loans, local government debt securities, and cash on deposit with the Central Bank of Russia. A significant majority of these third-party assets were funded with local deposit liabilities.
For additional information on Citi’s exposures related to Russia, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Russia, based on the methodology described in such section. As disclosed in such section, these assets totaled approximately $8.9 billion as of June 30, 2014, compared to $9.4 billion as of March 31, 2014. Approximately $2.8 billion of such exposure is held on non-Russian Citi subidiaries and thus is not included in the $7.7 billion amount set forth above, which pertains only to the Russian Citibank subsidiary, as disclosed.
Citi continues to monitor the potential implications of any adverse developments relating to Russian business, trade or investment, including the potential imposition of additional sanctions, such as asset freezes, and will attempt to mitigate its exposures and risks relating to Russia as appropriate. See also “EMEA GCB” and “Institutional Clients Group” above.

Ukraine
There have been political changes, civil unrest and military action in Ukraine, contributing to significant economic uncertainty and volatility. Citi operates in Ukraine through a subsidiary of Citibank, N.A. and uses the U.S. dollar as the functional currency. As of June 30, 2014, Citi’s net investment in Ukraine was approximately $100 million, compared to $130 million as of March 31, 2014. Substantially all of the net investment was hedged with a Ukraine sovereign bond indexed to foreign exchange rates which is subject to sovereign political risk. Total third-party assets of the Ukraine Citibank subsidiary were approximately $500 million as of June 30, 2014, compared to $600 million as of March 31, 2014, and were composed primarily of cash on deposit with the Central Bank of Ukraine, short-term local government debt securities and corporate loans. A significant majority of these third-party assets were funded with local deposit liabilities. Citi continues to closely monitor the political, economic and military situation in Ukraine, and will continue to take actions to attempt to mitigate its exposures to potential risk events.

FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND FAIR VALUE OPTION LIABILITIES
For additional information on Citi’s fair value adjustments for derivatives and fair value option (FVO) liabilities, including credit valuation adjustments (CVA) and Citi’s own debt valuation adjustments (DVA), as of June 30, 2014, see “Fair Value Adjustments for Derivatives and Fair Value Option Liabilities” in Citi’s 2013 Annual Report on Form 10-K. See also Notes 21, 22 and 23 to the Consolidated Financial Statements for additional information on Citi’s derivative activities, fair value measurement and FVO liabilities, respectively.
As of June 30, 2014, Citi had not recognized a funding valuation adjustment (FVA) in its fair value measurements for over-the-counter (OTC) derivative instruments, beyond that implied by the relevant benchmark curve for the currency of the derivative (e.g., the London Interbank Offered Rate for U.S. dollar derivatives). Citi continues to analyze evolving market practices with respect to FVA methodology and inputs, as well as discounting in OTC derivative valuation generally. As of June 30, 2014, Citi’s preliminary estimate of the impact of implementing FVA is an approximate pretax loss of $500 million. This estimate will ultimately depend on the methodology used, relevant market-based inputs and the nature of positions outstanding at the time of implementation of FVA. Citi currently expects to incorporate FVA into its fair value measurements, prospectively, as a change in accounting estimate during the second half of 2014 when its analysis is completed and the related financial effects can be validated.
The table below summarizes the CVA applied to the fair value of derivative instruments for the periods indicated:

	Credit valuation adjustment contra-liability (contra-asset)
In millions of dollars	June 30, 2014	December 31, 2013
Counterparty CVA	$(1,400)	$(1,733)
Citigroup (own-credit) CVA	552	651
Total CVA—derivative instruments	$(848)	$(1,082)

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, and DVA on Citi’s own FVO liabilities for the periods indicated:

	Credit/debt valuation adjustment gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Derivative counterparty CVA	$63	$206	$70	$223
Derivative own-credit CVA	(52)	69	(86)	(57)
Total CVA—derivative instruments	$11	$275	$(16)	$166
DVA related to own FVO liabilities	$(44)	$202	$(10)	$(8)
Total CVA and DVA	$(33)	$477	$(26)	$158

CREDIT DERIVATIVES
Citigroup makes markets in and trades a range of credit derivatives on behalf of clients and in connection with its risk management activities. For additional information on Citi’s credit derivatives and parameters, see “Credit Derivatives” in Citi’s 2013 Annual Report on Form 10-K and Note 21 to the Consolidated Financial Statements.
Citi monitors its counterparty credit risk in credit derivative contracts. As of June 30, 2014 and December 31, 2013, approximately 97% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of June 30, 2014 and December 31, 2013:
June 30, 2014

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$23,362	$22,055	$652,674	$651,837
Broker-dealers	7,570	8,373	224,371	212,273
Non-financial	219	228	7,073	5,922
Insurance and other financial institutions	8,180	8,938	285,468	237,133
Total by industry/counterparty	$39,331	$39,594	$1,169,586	$1,107,165
By instrument
Credit default swaps and options	$39,127	$38,250	$1,153,786	$1,104,211
Total return swaps and other	204	1,344	15,800	2,954
Total by instrument	$39,331	$39,594	$1,169,586	$1,107,165
By rating
Investment grade	$16,053	$16,045	$894,561	$845,147
Non-investment grade	23,278	23,549	275,025	262,018
Total by rating	$39,331	$39,594	$1,169,586	$1,107,165
By maturity
Within 1 year	$2,709	$2,979	$269,579	$243,972
From 1 to 5 years	32,026	32,012	815,668	791,921
After 5 years	4,596	4,603	84,339	71,272
Total by maturity	$39,331	$39,594	$1,169,586	$1,107,165
Note to the tables in this section: Fair values included in tables are prior to application of any netting agreements and cash collateral. For notional amounts, Citi generally has a mismatch between the total notional amounts of protection purchased and sold, and it may hold the reference assets directly, rather than entering into offsetting credit derivative contracts as and when desired. The open risk exposures from credit derivative contracts are largely matched after certain cash positions in reference assets are considered and after notional amounts are adjusted, either to a duration-based equivalent basis or to reflect the level of subordination in tranched structures. The ratings of the credit derivatives portfolio presented in the tables are based on the assigned internal or external ratings of the referenced asset or entity. Where external ratings are used, investment-grade ratings are considered to be ‘Baa/BBB’ and above, while anything below is considered non-investment grade. Citi’s internal ratings are in line with the related external rating system.

(1)	The fair value amount receivable is comprised of $11,465 million under protection purchased and $27,866 million under protection sold.

(2)	The fair value amount payable is comprised of $29,180 million under protection purchased and $10,414 million under protection sold.

December 31, 2013

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$24,992	$23,455	$739,646	$727,748
Broker-dealers	8,840	9,820	254,250	224,073
Non-financial	138	162	4,930	2,820
Insurance and other financial institutions	6,447	7,922	216,236	188,722
Total by industry/counterparty	$40,417	$41,359	$1,215,062	$1,143,363
By instrument
Credit default swaps and options	$40,233	$39,930	$1,201,716	$1,141,864
Total return swaps and other	184	1,429	13,346	1,499
Total by instrument	$40,417	$41,359	$1,215,062	$1,143,363
By rating
Investment grade	$17,150	$17,174	$812,918	$752,640
Non-investment grade	23,267	24,185	402,144	390,723
Total by rating	$40,417	$41,359	$1,215,062	$1,143,363
By maturity
Within 1 year	$2,901	$3,262	$254,305	$221,562
From 1 to 5 years	31,674	32,349	883,879	853,391
After 5 years	5,842	5,748	76,878	68,410
Total by maturity	$40,417	$41,359	$1,215,062	$1,143,363

(1)	The fair value amount receivable is comprised of $13,744 million under protection purchased and $26,673 million under protection sold.

(2)	The fair value amount payable is comprised of $28,723 million under protection purchased and $12,636 million under protection sold.

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
At June 30, 2014, Citigroup had recorded net DTAs of approximately $50.6 billion, a decrease of $1.1 billion from
March 31, 2014 and $2.2 billion from December 31, 2013. The sequential decrease in DTAs was driven primarily by the generation of U.S. taxable earnings in Citicorp, as well as the impact of Other Comprehensive Income in the second quarter due to gains on the value of Citi’s AFS securities.
Although realization is not assured, Citi believes that the realization of its recognized net DTAs at June 30, 2014 is more-likely-than-not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise, and available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. Realization of the DTAs will continue to be driven by Citi’s ability to generate U.S. taxable earnings in the carry-forward period, as well as through actions that optimize Citi’s U.S. taxable earnings, and overall changes to Citi’s Accumulated other comprehensive income.
The following table summarizes Citi’s net DTAs balance at June 30, 2014 and December 31, 2013:

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2014	December 31, 2013
Total U.S.	$47.0	$49.3
Total foreign	3.6	3.5
Total (1)	$50.6	$52.8

(1)	Approximately $14.3 billion of the net DTAs was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of June 30, 2014.

Effective Tax Rate
Citi’s effective tax rate for the second quarter of 2014 was 88% since substantially all of the costs of the mortgage settlement were non-deductible (see “Executive Summary” above and Note 25 to the Consolidated Financial Statements). Excluding CVA/DVA and the impact of the mortgage settlement, the effective tax rate for the second quarter was 33%.

Unrecognized Tax Benefits Update
In the second quarter, Citi settled the audit of tax years 2009 - 2011 with the IRS. As a result of completing this audit, gross unrecognized tax benefits were reduced by $415 million with a tax benefit recorded to continuing operations of $178 million and a tax benefit recorded to retained earnings of $219 million.
It is reasonably possible that Citi may conclude the audit of certain of its state tax returns within the next six months. The gross uncertain tax positions at June 30, 2014 for the items that may be resolved are as much as $240 million. Because of the number and nature of the issues remaining to be resolved, the potential tax benefit to continuing operations could be anywhere in a range between $0 and $150 million.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citibank, N.A. has one credit card account for the Iranian Mission to the United Nations located in the United States. This is a commercial account used primarily for the purchase of gasoline. The provision of certain services in the United States to the diplomatic mission of the Government of Iran is authorized by an OFAC General License; however, in October 2012, certain additional requirements were published. With regard to these requirements, Citi has applied to OFAC for a specific license for this account. During the second quarter of 2014, the aggregate value of the transactions for this account was approximately $3,250.00. The transactions did not generate any revenue or net profit for Citi.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included throughout this Form 10-Q, the factors listed and described under “Risk Factors” in Citi’s 2013 Annual Report on Form 10-K and the risks and uncertainties summarized below:

•
ongoing legislative and regulatory changes and uncertainties faced by Citi in the U.S. and non-U.S. jurisdictions in which it operates, including in Mexico, and the potential impact these changes and uncertainties could have on economic conditions as well as Citi’s business planning, compliance risks and costs and overall results of operations;

•
continued uncertainty arising from numerous aspects of the regulatory capital requirements applicable to Citi, including those resulting from Citi’s continued implementation of the final U.S. Basel III rules, any changes to those rules (e.g., changes to the method for determining the U.S. Basel III Supplementary Leverage ratio) and the ongoing regulatory review and approval of Citi’s credit, market and operational risk models, and the potential impact these uncertainties could have on Citi’s ability to meet its capital requirements as it projects or as required;

•	the potential impact of U.S. and international derivatives regulation on Citi’s competitiveness, compliance costs and regulatory and reputational risks and results of operations;

•
ongoing implementation of proprietary trading restrictions under the “Volcker Rule” and similar international proposals and the potential impact of these reforms and regulatory guidance on Citi’s global market-making businesses, results of operations and compliance risks and costs;

•	the ongoing uncertainty and potential impact to Citi’s businesses and capital and funding structure as a result of regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions;

•	additional regulations with respect to securitizations and the potential impact to Citi and its businesses;

•
continued uncertainty relating to the sustainability and pace of economic recovery and growth in the U.S. and globally and the potential impact fiscal and monetary actions taken by U.S. and non-U.S. authorities may have on economic recovery and growth, global trading markets and the emerging markets, as well as Citi’s businesses and results of operations, including net credit losses and loan loss reserves;

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

•
risks arising from Citi’s extensive operations outside of the U.S., including in the emerging markets such as in Mexico, Argentina, Venezuela and the Middle East, including as a result of foreign exchange controls, sovereign debt defaults, limitations on foreign investments, sociopolitical instability, fraud, nationalization, closure of branches or subsidiaries and confiscation of assets, as well as increased compliance and regulatory risks and costs;

•
the potential impact on Citi’s businesses, financial condition or results of operations arising from ongoing instability in Russia and Ukraine, including actions by Citi to mitigate its exposures or risks or the imposition of additional sanctions, such as asset freezes, involving Russia or against Russian entities, business sectors, individuals or otherwise;

•
ongoing economic and fiscal issues in the Eurozone and the potential outcomes that could occur, including the exit of one or more countries from the European Monetary Union and any resulting redenomination/revaluation, and the potential impact, directly or indirectly, on Citi’s businesses, results of operations or financial condition;

•
uncertainty regarding the future quantitative liquidity requirements applicable to Citi and the potential impact these requirements could have on Citi’s liquidity ratios, planning, management and funding (including as a result of the proposed U.S. Basel III Liquidity Coverage Ratio or any related final U.S. rules);

•
potential impacts on Citi’s liquidity and/or costs of funding as a result of external factors, such as market disruptions, governmental fiscal and monetary policies and changes in Citi’s credit spreads;

•
reductions in Citi’s or its more significant subsidiaries’ credit ratings, including as a result of changes in assumptions relating to government support, and the potential impact on Citi’s funding and liquidity, as well as the results of operations for certain of its businesses;

•
the potential impact on Citi’s businesses, business practices, reputation, financial condition or results of operations, particularly in Citicorp, from the extensive legal and regulatory proceedings, investigations and inquiries to which Citi is or may be subject, including those related to Citi’s contribution to, or trading in products linked to, various rates or benchmarks, and its anti-money laundering programs;

•
the potential impact to Citi’s delinquency rates, loan loss reserves and net credit losses as Citi’s revolving home equity lines of credit begin to “reset,” and Citi’s ability to reduce or mitigate this reset risk going forward, including as a result of increasing interest rates or loans with higher loan-to-value ratios;

•
the results of the 2014 Comprehensive Capital Analysis and Review (CCAR) process, including Citi’s ability to address the Federal Reserve Board’s concerns regarding its capital planning process, and the impacts on Citi’s ability to return capital to shareholders and market perceptions of Citi;

•
Citi’s ability to successfully execute on and achieve its ongoing execution priorities and the potential impact its inability to do so, including as a result of factors it cannot control, could have on the achievement of its 2015 financial targets;

•
Citi’s ability to continue to utilize its deferred tax assets (DTAs), including the foreign tax credit component of its DTAs, and thus utilize the regulatory capital supporting its DTAs for more productive purposes;

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

•
Citi’s failure to maintain its contractual relationships with various third-party retailers and merchants within its U.S. credit card businesses in North America GCB, and the potential impact any such failure could have on the results of operations or financial condition of those businesses;

•
the potential impact to Citi from continually evolving and increasing cybersecurity and other technological risks and attacks, including additional costs, reputational damage, regulatory penalties and financial losses;

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

•	changes in the administration of or method for determining LIBOR on the value of any LIBOR-linked securities and other financial obligations held or issued by Citi;

•	the effectiveness of Citi’s risk management and mitigation processes and strategies, including the effectiveness of its risk models; and

•	Citi’s ability to grow its revenues as it expects or achieve its expected expense savings as a result of its repositioning actions as well as its ongoing efficiency initiatives.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)    Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2014	2013	2014	2013
Revenues (1)
Interest revenue	$15,561	$15,840	$30,911	$31,800
Interest expense	3,615	4,158	7,206	8,488
Net interest revenue	$11,946	$11,682	$23,705	$23,312
Commissions and fees	$3,491	$3,293	$6,625	$6,728
Principal transactions	1,843	2,684	4,731	5,188
Administration and other fiduciary fees	1,029	1,083	2,038	2,151
Realized gains on sales of investments, net	84	251	212	701
Other-than-temporary impairment losses on investments
Gross impairment losses (2)	(37)	(162)	(238)	(434)
Less: Impairments recognized in AOCI	—	—	—	11
Net impairment losses recognized in earnings	$(37)	$(162)	$(238)	$(423)
Insurance premiums	$488	$582	$1,083	$1,172
Other revenue (2)	498	1,075	1,310	1,907
Total non-interest revenues	$7,396	$8,806	$15,761	$17,424
Total revenues, net of interest expense	$19,342	$20,488	$39,466	$40,736
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,579	$1,827	$3,372	$4,041
Policyholder benefits and claims	182	200	390	431
Provision (release) for unfunded lending commitments	(31)	(3)	(58)	11
Total provisions for credit losses and for benefits and claims	$1,730	$2,024	$3,704	$4,483
Operating expenses (1)
Compensation and benefits	$6,028	$6,075	$12,038	$12,410
Premises and equipment	819	762	1,624	1,606
Technology/communication	1,619	1,486	3,149	3,016
Advertising and marketing	460	480	918	929
Other operating	6,595	3,346	9,941	6,476
Total operating expenses	$15,521	$12,149	$27,670	$24,437
Income from continuing operations before income taxes	$2,091	$6,315	$8,092	$11,816
Provision for income taxes	1,838	2,127	3,888	3,697
Income from continuing operations	$253	$4,188	$4,204	$8,119
Discontinued operations
Income (loss) from discontinued operations	$(3)	$51	$37	$(52)
Gain on sale	—	—	—	56
Provision for income taxes	19	21	22	7
Income (loss) from discontinued operations, net of taxes	$(22)	$30	$15	$(3)
Net income before attribution of noncontrolling interests	$231	$4,218	$4,219	$8,116
Noncontrolling interests	50	36	95	126
Citigroup’s net income	$181	$4,182	$4,124	$7,990
Basic earnings per share(3)
Income from continuing operations	$0.03	$1.34	$1.26	$2.57
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	—	—
Net income	$0.03	$1.35	$1.26	$2.57
Weighted average common shares outstanding	3,033.8	3,040.7	3,035.6	3,040.4
Diluted earnings per share(3)

Income from continuing operations	$0.03	$1.33	$1.26	$2.57
Income (loss) from discontinued operations, net of taxes	(0.01)	0.01	—	—
Net income	$0.03	$1.34	$1.26	$2.57
Adjusted weighted average common shares outstanding	3,038.3	3,046.3	3,040.8	3,045.5

(1)	Certain prior period revenue and expense lines and totals were reclassified to conform to the current period’s presentation. See Note 3 to Notes to Consolidated Financial Statements.

(2)
The three and six months ended June 30, 2013, respectively, included the recognition of a $87 million and $192 million impairment charge related to the carrying value of Citi’s then-remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB). These amounts were offset by the equity pickup from MSSB recorded in Other revenue, for each respective period.

(3) Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Net income before attribution of noncontrolling interests	$231	$4,218	$4,219	$8,116
Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$1,006	$(2,043)	$1,434	$(1,898)
Net change in cash flow hedges, net of taxes	120	497	238	622
Benefit plans liability adjustment, net of taxes (1)	(144)	401	(177)	655
Net change in foreign currency translation adjustment, net of taxes and hedges	17	(1,720)	(509)	(2,407)
Citigroup’s total other comprehensive income (loss)	$999	$(2,865)	$986	$(3,028)
Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$8	$(10)	$6	$(26)
Net change in foreign currency translation adjustment, net of taxes	(2)	(14)	(8)	(49)
Total other comprehensive income (loss) attributable to noncontrolling interests	$6	$(24)	$(2)	$(75)
Total comprehensive income before attribution of noncontrolling interests	$1,236	$1,329	$5,203	$5,013
Total comprehensive income (loss) attributable to noncontrolling interests	50	12	95	51
Citigroup’s comprehensive income	$1,186	$1,317	$5,108	$4,962
(1)    Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                         Citigroup Inc. and Subsidiaries

	June 30,
	2014	December 31,
In millions of dollars	(Unaudited)	2013
Assets
Cash and due from banks (including segregated cash and other deposits)	$35,268	$29,885
Deposits with banks	153,817	169,005
Federal funds sold and securities borrowed or purchased under agreements to resell (including $153,166 and $144,083 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	250,353	257,037
Brokerage receivables	41,864	25,674
Trading account assets (including $111,918 and $106,695 pledged to creditors at June 30, 2014 and December 31, 2013, respectively)	290,776	285,928
Investments (including $22,637 and $26,989 pledged to creditors at June 30, 2014 and December 31, 2013, respectively, and $296,498 and $291,216 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	325,623	308,980
Loans:
Consumer (including $46 and $957 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	384,345	393,831
Corporate (including $4,758 and $4,072 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	283,159	271,641
Loans, net of unearned income	$667,504	$665,472
Allowance for loan losses	(17,890)	(19,648)
Total loans, net	$649,614	$645,824
Goodwill	25,087	25,009
Intangible assets (other than MSRs)	4,702	5,056
Mortgage servicing rights (MSRs)	2,282	2,718
Other assets (including $7,619 and $7,123 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	130,329	125,266
Total assets	$1,909,715	$1,880,382

The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs, presented on the following page, and are in excess of those obligations. Additionally, the assets in the table below include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	June 30,
	2014	December 31,
In millions of dollars	(Unaudited)	2013
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$238	$362
Trading account assets	984	977
Investments	12,525	10,950
Loans, net of unearned income
Consumer (including $0 and $910 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	65,014	63,493
Corporate (including $5 and $14 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	30,886	31,919
Loans, net of unearned income	$95,900	$95,412
Allowance for loan losses	(3,138)	(3,502)
Total loans, net	$92,762	$91,910
Other assets	1,196	1,234
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$107,705	$105,433
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2014	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2013
Liabilities
Non-interest-bearing deposits in U.S. offices	$130,653	$128,399
Interest-bearing deposits in U.S. offices (including $1,017 and $988 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	289,035	284,164
Non-interest-bearing deposits in offices outside the U.S.	73,991	69,406
Interest-bearing deposits in offices outside the U.S. (including $870 and $689 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	472,046	486,304
Total deposits	$965,725	$968,273
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $52,544 and $54,147 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	183,912	203,512
Brokerage payables	62,323	53,707
Trading account liabilities	123,370	108,762
Short-term borrowings (including $1,236 and $3,692 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	59,534	58,944
Long-term debt (including $27,414 and $26,877 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	226,984	221,116
Other liabilities (including $2,739 and $2,011 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	74,768	59,935
Total liabilities	$1,696,616	$1,674,249
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 358,720 as of June 30, 2014 and 269,520 as of December 31, 2013, at aggregate liquidation value	$8,968	$6,738
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,082,031,578 as of June 30, 2014 and 3,062,098,976 as of December 31, 2013	31	31
Additional paid-in capital	107,669	107,193
Retained earnings	115,361	111,168
Treasury stock, at cost: June 30, 2014—50,258,868 shares and December 31, 2013—32,856,062 shares	(2,520)	(1,658)
Accumulated other comprehensive income (loss)	(18,147)	(19,133)
Total Citigroup stockholders’ equity	$211,362	$204,339
Noncontrolling interest	1,737	1,794
Total equity	$213,099	$206,133
Total liabilities and equity	$1,909,715	$1,880,382

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

	June 30,
	2014	December 31,
In millions of dollars	(Unaudited)	2013
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$18,981	$21,793
Long-term debt (including $5 and $909 as of June 30, 2014 and December 31, 2013, respectively, at fair value)	39,063	34,743
Other liabilities	902	999
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$58,946	$57,535
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)    Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2014	2013
Preferred stock at aggregate liquidation value
Balance, beginning of year	$6,738	$2,562
Issuance of new preferred stock	2,230	1,825
Redemption of preferred stock	—	$(94)
Balance, end of period	$8,968	$4,293
Common stock and additional paid-in capital
Balance, beginning of year	$107,224	$106,421
Employee benefit plans	492	510
Preferred stock issuance expense	(24)	—
Other	8	(24)
Balance, end of period	$107,700	$106,907
Retained earnings
Adjusted balance, beginning of period	$111,168	$97,809
Citigroup’s net income	4,124	7,990
Common dividends (1)	(60)	(61)
Preferred dividends	(224)	(13)
Tax benefit	353	—
Balance, end of period	$115,361	$105,725
Treasury stock, at cost
Balance, beginning of year	$(1,658)	$(847)
Employee benefit plans (2)	(196)	(46)
Treasury stock acquired (3)	(666)	(182)
Balance, end of period	$(2,520)	$(1,075)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(19,133)	$(16,896)
Net change in Citigroup’s Accumulated other comprehensive income (loss)	986	(3,028)
Balance, end of period	$(18,147)	$(19,924)
Total Citigroup common stockholders’ equity	$202,394	$191,633
Total Citigroup stockholders’ equity	$211,362	$195,926
Noncontrolling interests
Balance, beginning of year	$1,794	$1,948
Initial origination of a noncontrolling interest	—	5
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(2)
Transactions between Citigroup and the noncontrolling-interest shareholders	(68)	25
Net income attributable to noncontrolling-interest shareholders	95	126
Dividends paid to noncontrolling-interest shareholders	(17)	(4)
Net change in Accumulated other comprehensive income (loss)	(2)	(75)
Other	(65)	(123)
Net change in noncontrolling interests	$(57)	$(48)
Balance, end of period	$1,737	$1,900
Total equity	$213,099	$197,826

(1)	Common dividends declared were $0.01 per share in the first and second quarter of 2014 and 2013.

(2)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(3)	For the six months ended June 30, 2014, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars	2014	2013
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$4,219	$8,116
Net income attributable to noncontrolling interests	95	126
Citigroup’s net income	$4,124	$7,990
Income (loss) from discontinued operations, net of taxes	15	(41)
Gain on sale, net of taxes	—	38
Income from continuing operations—excluding noncontrolling interests	$4,109	$7,993
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	1,739	1,625
Provision for credit losses	3,314	4,052
Realized gains from sales of investments	(212)	(701)
Net impairment losses recognized in earnings	238	423
Change in trading account assets	(4,848)	14,359
Change in trading account liabilities	14,608	7,473
Change in federal funds sold and securities borrowed or purchased under agreements to resell	6,684	(1,894)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(19,600)	7,016
Change in brokerage receivables net of brokerage payables	(7,574)	(6,302)
Change in loans held-for-sale	(1,854)	(3,383)
Change in other assets	(2,829)	15,352
Change in other liabilities	14,833	(4,887)
Other, net	3,248	3,939
Total adjustments	$7,747	$37,072
Net cash provided by operating activities of continuing operations	$11,856	$45,065
Cash flows from investing activities of continuing operations
Change in deposits with banks	$15,188	$(55,894)
Change in loans	(11,576)	(5,567)
Proceeds from sales and securitizations of loans	2,158	4,912
Purchases of investments	(138,510)	(122,776)
Proceeds from sales of investments	81,041	79,832
Proceeds from maturities of investments	44,670	45,479
Capital expenditures on premises and equipment and capitalized software	(2,207)	(1,475)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	231	295
Net cash used in investing activities of continuing operations	$(9,005)	$(55,194)
Cash flows from financing activities of continuing operations
Dividends paid	$(284)	$(74)
Issuance of preferred stock	2,230	1,825
Redemption of preferred stock	—	(94)
Treasury stock acquired	(666)	(182)
Stock tendered for payment of withholding taxes	(504)	(448)
Issuance of long-term debt	29,246	18,994
Payments and redemptions of long-term debt	(24,966)	(28,646)
Change in deposits	(2,548)	7,867
Change in short-term borrowings	100	6,780
Net cash provided by financing activities of continuing operations	$2,608	$6,022
Effect of exchange rate changes on cash and cash equivalents	$(76)	$(1,186)
Discontinued operations

Net cash used in discontinued operations	$—	$(15)
Change in cash and due from banks	$5,383	$(5,308)
Cash and due from banks at beginning of period	29,885	36,453
Cash and due from banks at end of period	$35,268	$31,145
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$3,086	$2,452
Cash paid during the year for interest	5,834	6,568
Non-cash investing activities
Change in loans due to consolidation/deconsolidation of VIEs	$(374)	$6,718
Transfers to loans held-for-sale from loans	9,000	12,400
Transfers to OREO and other repossessed assets	142	122
Non-cash financing activities
Increase in short-term borrowings due to consolidation of VIEs	$500	$6,718
Decrease in long-term debt due to deconsolidation of VIEs	(864)	—
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013 include the accounts of Citigroup Inc. (Citigroup) and its consolidated subsidiaries (collectively, the Company, Citi or Citigroup). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (2013 Annual Report on Form 10-K) and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 2, 2014 (First Quarter of 2014 Form 10-Q).
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

ACCOUNTING CHANGES

Discontinued Operations and Significant Disposals
The FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 810) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in the second quarter of 2014. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures. Under the ASU, only disposals representing a strategic shift having a major effect on an entity’s operations and financial results, such as a disposal of a major geographic area, a major line of business or a major equity method investment may be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income, and expenses of discontinued operations.
The Company elected to early-adopt the ASU in the second quarter of 2014 on a prospective basis for all disposals (or classifications as held-for-sale) of components of an entity that occurred on or after April 1, 2014. As a result of the adoption of the ASU, fewer disposals will now qualify for reporting as discontinued operations; however, disclosure of the pretax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting is required. The impact of adopting the ASU was not material.

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
The ASU became effective for Citi on January 1, 2014. There was no impact from the adoption of this ASU. As of June 30, 2014, Citi has approximately $4.4 billion of assets held by consolidated investment companies which are accounted for in accordance with the Investment Company Audit Guide (codified in Accounting Standards Codification (ASC) 946).

Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Foreign Subsidiaries
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This ASU resolved diversity that existed in practice and requires that, for transactions within a foreign entity, a parent should not reclassify into earnings an allocated portion of the cumulative translation adjustment (CTA) when its foreign entity sells a controlling financial interest in a subsidiary or group of assets that is a business within the foreign entity, unless the sale represents a complete or substantially complete liquidation of the foreign entity. This guidance requires the CTA to remain in equity until the foreign entity is disposed of or it is completely or substantially liquidated.
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

Revenue Recognition
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Accounting for Repurchase-to-Maturity Transactions
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowed accounting, which is consistent with the accounting for other repurchase agreements. The ASU also requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The ASU’s provisions will be effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which will be effective for interim periods beginning after March 15, 2015. The effect of adopting the ASU is required to be reflected as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is not permitted. The Company expects the effect of adopting the ASU to be immaterial.

Accounting for Share-Based Payments with Performance Targets
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The ASU prescribes the accounting to be applied to share-based awards that contain performance targets, the outcome of which will only be confirmed after the employee’s service period associated with the award has ended. The ASU will be effective for the first interim or annual period beginning after December 31, 2015. The ASU may be applied either prospectively or retrospectively and may be early adopted. The Company expects the effect of adopting the ASU to be immaterial.

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

Other Potential Amendments to Current Accounting Standards
The FASB and International Accounting Standards Board, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments discussed above. The FASB is working on a joint project with the IASB that would require substantially all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate VIEs and non-VIE partnerships. The principal-agent consolidation proposal would require all VIEs, including those that are investment companies, to be evaluated for consolidation under the same requirements.
All of these projects may have significant impacts for the Company. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Discontinued Operations
The following Discontinued operations are recorded within the Corporate/Other segment.

Sale of Brazil Credicard Business
On December 20, 2013, Citi sold its non-Citibank branded cards and consumer finance business in Brazil (Credicard) for approximately $1.24 billion.  The sale resulted in a pretax gain of $206 million ($325 million after-tax). In the second quarter of 2014, resolution of certain contingencies related to the disposal are reported as Income (loss) from discontinued operations. Credicard is reported as Discontinued operations for all periods presented.

Summarized financial information for Discontinued operations for Credicard follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Total revenues, net of interest expense(1)	$—	$251	$69	$515
Income from discontinued operations	$5	$55	$69	$107
Income taxes	2	19	13	37
Income from discontinued operations, net of taxes	$3	$36	$56	$70

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

	Six Months Ended June 30,
In millions of dollars	2014	2013
Cash flows from operating activities	$—	$(296)
Cash flows from investing activities	—	282
Cash flows from financing activities	—	(1)
Net cash provided by discontinued operations	$—	$(15)

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

Summarized financial information for Discontinued operations for the operations related to CCA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Total revenues, net of interest expense(1)	$—	$7	$—	65
Loss from discontinued operations	$(1)	$(3)	$(4)	(131)
Gain on sale	—	—	—	56
Benefit for income taxes	(1)	(1)	(2)	(23)
Loss from discontinued operations, net of taxes	$—	$(2)	$(2)	(52)

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

	Six Months Ended June 30,
In millions of dollars	2014	2013
Cash flows from operating activities	$—	$(42)
Cash flows from investing activities	—	—
Cash flows from financing activities	—	42
Net cash provided by discontinued operations	$—	$—

Sale of Egg Banking plc Credit Card Business
On March 1, 2011, Citi announced that Egg Banking plc (Egg), an indirect subsidiary that was part of Citi Holdings, entered into a definitive agreement to sell its credit card business. The sale closed in April 2011.

Summarized financial information for Discontinued operations for the operations related to Egg follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Total revenues, net of interest expense(1)	$4	$—	$4	$—
Income (loss) from discontinued operations	$(7)	$(1)	$(28)	$(28)
(Benefit) provision for income taxes	(2)	—	(9)	(10)
Loss from discontinued operations, net of taxes	$(5)	$(1)	$(19)	$(18)

(1)	Total revenues include gain or loss on sale, if applicable.

Cash flows from Discontinued operations related to Egg were not material for all periods presented.

Audit of Citi German Consumer Tax Group
Citi sold its German retail banking operations in 2007 and reported them as Discontinued operations. During the third quarter of 2013, German tax authorities concluded their audit of Citi’s German consumer tax group for the years 2005-2008. This resolution resulted in a pretax benefit of $27 million and a tax benefit of $57 million ($85 million total net income benefit) during the third quarter of 2013, all of which was included in Discontinued operations. During 2014, residual costs associated with German retail banking operations resulted in a tax expense of $20 million.

Combined Results for Discontinued Operations
The following is summarized financial information for Credicard, CCA, Egg and previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Total revenues, net of interest expense(1)	$4	$258	$73	$580
Income (loss) from discontinued operations	$(3)	$51	$37	$(52)
Gain (loss) on sale	—	—	—	56
Provision (benefit) for income taxes	19	21	22	7
Income (loss) from discontinued operations, net of taxes	$(22)	$30	$15	$(3)

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

	Six Months Ended June 30,
In millions of dollars	2014	2013
Cash flows used in operating activities	$—	$(338)
Cash flows from investing activities	—	282
Cash flows from financing activities	—	41
Net cash provided by discontinued operations	$—	$(15)

Significant Disposals
Beginning on April 1, 2014, Citi elected to early-adopt ASU 2014-08 (see Note 1 to the Consolidated Financial Statements). The following sales were identified as disposals of individually significant components under ASU 2014-08, including the assets and liabilities that were reclassified to HFS (within Other assets and Other liabilities) on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to each business.

Sale of Spain Consumer Business
On June 23, 2014, Citi entered into a definitive agreement to sell its consumer business in Spain, which is part of Citi Holdings. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to result in an after-tax gain upon completion of the sale (expected to occur in the third quarter of 2014).

In millions of dollars	June 30, 2014
Assets
Cash and deposits with banks	$61
Loans (net of allowance of $177 million)	1,804
Goodwill	116
Other assets	53
Total assets	$2,034

Liabilities
Deposits	$2,455
Other liabilities	84
Total liabilities	$2,539

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Income before taxes	$12	$15	$33	$26

Sale of Greece Consumer Business
On June 13, 2014, Citi entered into a definitive agreement to sell its consumer business in Greece, which is part of Citi Holdings. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to result in an after-tax gain upon closing (expected to occur in the third quarter of 2014) and is subject to regulatory approvals.

In millions of dollars	June 30, 2014
Assets
Cash and deposits with banks	$24
Loans (net of allowance of $204 million)	298
Other assets	8
Total assets	$330

Liabilities
Deposits	$1,280
Other liabilities	35
Total liabilities	$1,315

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Income before taxes	$(25)	$(78)	$(40)	$(134)

3. BUSINESS SEGMENTS
Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company’s activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Corporate/Other and Citi Holdings business segments.
The GCB segment includes a global, full-service consumer franchise delivering a wide array of banking, credit card lending and investment services through a network of local branches, offices and electronic delivery systems and is composed of four Global Consumer Banking (GCB) businesses: North America, EMEA, Latin America and Asia.
The Company’s ICG segment is composed of Banking and Markets and Securities Services and provides corporate, institutional, public sector and high-net-worth clients in approximately 100 countries with a broad range of banking and financial products and services.
Corporate/Other includes net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications and eliminations, the results of discontinued operations and unallocated taxes.
The Citi Holdings segment is composed of businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses.

The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K.
The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period’s presentation. Effective January 1, 2014, certain business activities within the former Securities and Banking and Transaction Services were realigned and aggregated as Banking and Markets and Securities Services within ICG. This change was due to the realignment of the management structure within the ICG segment and did not have an impact any total segment-level information. In addition, during the first quarter of 2014, reclassifications were made related to Citi’s re-allocation of certain administrative, operations and technology costs among Citi’s businesses, the allocation of certain costs from the Corporate/Other segment to Citi’s businesses as well as certain immaterial reclassifications between revenues and expenses affecting ICG.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)		Provision (benefits) for income taxes		Income (loss) from continuing operations (2)		Identifiable assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions	2014	2013	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Global Consumer Banking	$9,381	$9,718	$816	$968	$1,605	$1,862	$406	$405
Institutional Clients Group	8,463	9,560	1,122	1,448	2,562	3,136	1,067	1,045
Corporate/Other	35	114	(188)	49	(432)	(229)	326	313
Total Citicorp	$17,879	$19,392	$1,750	$2,465	$3,735	$4,769	$1,799	$1,763
Citi Holdings	1,463	1,096	88	(338)	(3,482)	(581)	111	117
Total	$19,342	$20,488	$1,838	$2,127	$253	$4,188	$1,910	$1,880

	Revenues, net of interest expense (1)		Provision (benefits) for income taxes		Income (loss) from continuing operations (2)
	Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013	2014	2013
Global Consumer Banking	$18,674	$19,464	$1,574	$1,890	$3,332	$3,687
Institutional Clients Group	17,697	19,151	2,370	2,825	5,527	6,206
Corporate/Other	176	120	(10)	(120)	(890)	(394)
Total Citicorp	$36,547	$38,735	$3,934	$4,595	$7,969	$9,499
Citi Holdings	2,919	2,001	(46)	(898)	(3,765)	(1,380)
Total	$39,466	$40,736	$3,888	$3,697	$4,204	$8,119

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $7.9 billion and $8.2 billion; in EMEA of $2.8 billion and $3.5 billion; in Latin America of $3.5 billion and $3.6 billion; and in Asia of $3.6 billion and $4.0 billion for the three months ended June 30, 2014 and 2013, respectively. Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $16.4 billion and $16.9 billion; in EMEA of $5.9 billion and $6.6 billion; in Latin America of $6.8 billion and $7.1 billion; and in Asia of $7.3 billion and $8.0 billion for the six months ended June 30, 2014 and 2013, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.5 billion and $1.6 billion; in the ICG results of $(112) million and $(30) million; and in Citi Holdings results of $0.3 billion and $0.5 billion for the three months ended June 30, 2014 and 2013, respectively.     Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $3.1 billion and $3.3 billion; in the ICG results of $(85) million and $35.0 million; and in Citi Holdings results of $0.7 billion and $1.2 billion for the six months ended June 30, 2014 and 2013, respectively.

4.  INTEREST REVENUE AND EXPENSE
For the three and six months ended June 30, 2014 and 2013, Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Interest revenue
Loan interest, including fees	$11,361	$11,300	$22,542	$22,725
Deposits with banks	250	252	502	508
Federal funds sold and securities borrowed or purchased under agreements to resell	592	702	1,186	1,390
Investments, including dividends	1,807	1,687	3,564	3,489
Trading account assets(1)	1,454	1,669	2,940	3,299
Other interest	97	230	177	389
Total interest revenue	$15,561	$15,840	$30,911	$31,800
Interest expense
Deposits(2)	$1,469	$1,583	$2,918	$3,259
Federal funds purchased and securities loaned or sold under agreements to repurchase	537	630	1,062	1,239
Trading account liabilities(1)	48	43	89	85
Short-term borrowings	162	148	299	311
Long-term debt	1,399	1,754	2,838	3,594
Total interest expense	$3,615	$4,158	$7,206	$8,488
Net interest revenue	$11,946	$11,682	$23,705	$23,312
Provision for loan losses	1,579	1,827	3,372	4,041
Net interest revenue after provision for loan losses	$10,367	$9,855	$20,333	$19,271

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $251 million and $289 million for the three months ended June 30, 2014 and 2013, respectively, and $532 million and $588 million for the six months ended June 30, 2014 and 2013, respectively.

5.  COMMISSIONS AND FEES
The primary components of Commissions and fees revenue for the three and six months ended June 30, 2014 and 2013 were investment banking fees, credit card and bank card fees, trading-related fees and fees related to treasury and trade solutions and securities services in ICG.
Investment banking fees are substantially composed of underwriting and advisory revenues and are recognized when Citigroup’s performance under the terms of a contractual arrangement is completed, which is typically at the closing of the transaction. Underwriting revenue is recorded in Commissions and fees, net of both reimbursable and non-reimbursable expenses, consistent with the AICPA Audit and Accounting Guide for Brokers and Dealers in Securities (codified in ASC 940-605-05-1). Expenses associated with advisory transactions are recorded in Other operating expenses, net of client reimbursements. Out-of-pocket expenses are deferred and recognized at the time the related revenue is recognized. In general, expenses incurred related to investment banking transactions that fail to close (are not consummated) are recorded gross in Other operating expenses.
Credit card and bank card fees are primarily composed of interchange revenue and certain card fees, including annual fees, reduced by reward program costs and certain partner payments. Interchange revenue and fees are recognized when earned, including annual card fees that are deferred and amortized on a straight-line basis over a 12-month period. Reward costs are recognized when points are earned by the customers.
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

The following table presents Commissions and fees revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Investment banking	$1,084	$841	$1,917	$1,767
Credit cards and bank cards	564	632	1,128	1,256
Trading-related	695	671	1,346	1,372
Trade and securities services	473	536	926	920
Other Consumer(1)	229	230	442	458
Checking-related	135	72	270	278
Corporate finance(2)	152	132	276	291
Loan servicing	98	115	186	252
Other	61	64	134	134
Total commissions and fees	$3,491	$3,293	$6,625	$6,728

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the

Consolidated Financial Statements for information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments on derivatives) and DVA (debt valuation adjustments on issued liabilities, for which the fair value option has been elected).
The following table presents principal transactions revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Global Consumer Banking	$189	$244	$384	$454
Institutional Clients Group	1,576	2,451	4,183	4,924
Corporate/Other	1	(25)	16	(167)
Subtotal Citicorp	$1,766	$2,670	$4,583	$5,211
Citi Holdings	77	14	148	(23)
Total Citigroup	$1,843	$2,684	$4,731	$5,188
Interest rate contracts(1)	$939	$1,673	$2,329	$3,175
Foreign exchange contracts(2)	625	697	1,173	1,158
Equity contracts(3)	(92)	222	46	380
Commodity and other contracts(4)	98	93	322	212
Credit derivatives(5)	273	(1)	861	263
Total	$1,843	$2,684	$4,731	$5,188

(1)
Includes revenues from government securities and corporate debt, municipal securities, mortgage securities and other debt instruments. Also includes spot and forward trading of currencies and exchange-traded and over-the-counter (OTC) currency options, options on fixed income securities, interest rate swaps, currency swaps, swap options, caps and floors, financial futures, OTC options and forward contracts on fixed income securities.

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

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States, for Significant Plans and All Other Plans, for the periods indicated.

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Qualified plans
Benefits earned during the period	$1	$3	$47	$53	$—	$—	$3	$15
Interest cost on benefit obligation	138	132	98	97	9	8	31	39
Expected return on plan assets	(219)	(215)	(98)	(104)	—	(1)	(31)	(41)
Amortization of unrecognized
Prior service (benefit) cost	(1)	(1)	1	1	—	—	(3)	—
Net actuarial loss	26	28	20	24	1	—	11	11
Curtailment loss (1)	—	—	17	—	—	—	—	—
Settlement (gain) loss (1)	—	—	13	—	—	—	(2)	—
Net qualified plans (benefit) expense	$(55)	$(53)	$98	$71	$10	$7	$9	$24
Nonqualified plans expense	$12	$12	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(43)	$(41)	$98	$71	$10	$7	$9	$24
Cumulative effect of change in accounting policy(2)	—	(23)	—	—	—	—	—	3
Total adjusted net (benefit) expense	$(43)	$(64)	$98	$71	$10	$7	$9	$27

(1)	Curtailment and settlement losses relate to repositioning actions in certain countries outside the U.S.

(2)	See Note 1 to the Consolidated Financial Statements for additional information on the change in accounting policy.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Qualified plans
Benefits earned during the period	$3	$6	$93	$107	$—	$—	$7	$25
Interest cost on benefit obligation	278	258	194	192	17	17	60	76
Expected return on plan assets	(436)	(429)	(193)	(205)	(1)	(2)	(61)	(72)
Amortization of unrecognized
Prior service (benefit) cost	(2)	(2)	2	2	—	—	(6)	—
Net actuarial loss	49	59	40	46	—	—	20	22
Curtailment loss (1)	—	—	17	—	—	—	—	—
Settlement (gain) loss (1)	—	—	13	—	—	—	(2)	—
Net qualified plans (benefit) expense	$(108)	$(108)	$166	$142	$16	$15	$18	$51
Nonqualified plans expense	$24	$24	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(84)	$(84)	$166	$142	$16	$15	$18	$51
Cumulative effect of change in accounting policy(2)	—	(23)	—	—	—	—	—	3
Total adjusted net (benefit) expense	$(84)	$(107)	$166	$142	$16	$15	$18	$54

(1)	Curtailment and settlement losses relate to voluntary early retirement programs in certain countries outside the U.S.

(2)	See Note 1 to the Consolidated Financial Statements for additional information on the change in accounting policy.

Funded Status and Accumulated Other Comprehensive Income
The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s Significant Plans.

Net Amount Recognized

	Six months ended June 30, 2014
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,829	$7,194	$780	$1,411
Plans measured annually	(692)	(3,473)	—	(357)
Projected benefit obligation at beginning of year - Significant plans	$12,137	$3,721	$780	$1,054
First quarter activity	215	69	1	56
Projected benefit obligation at March 31, 2014 - Significant plans	$12,352	$3,790	$781	$1,110
Benefits earned during the period	1	10	—	3
Interest cost on benefit obligation	138	58	9	25
Actuarial (gain) loss	383	98	68	86
Benefits paid, net of participants’ contributions	(172)	(41)	(15)	(16)
Foreign exchange impact and other	—	66	—	8
Projected benefit obligation at period end - Significant plans	$12,702	$3,981	$843	$1,216

	Six Months Ended June 30, 2014
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$12,731	$6,918	$32	$1,472
Plans measured annually	—	(2,589)	—	(11)
Plan assets at fair value at beginning of year - Significant Plans	$12,731	$4,329	$32	$1,461
First quarter activity	96	69	(4)	(10)
Plan assets at fair value at March 31, 2014 - Significant Plans	$12,827	$4,398	$28	$1,451
Actual return on plan assets	364	190	1	95
Company contributions	—	13	10	—
Benefits paid	(172)	(41)	(15)	(16)
Foreign exchange impact and other	—	79	—	10
Plan assets at fair value at period end - Significant plans	$13,019	$4,639	$24	$1,540
Funded status of the plans at period end (1) - Significant plans	$317	$658	$(819)	$324
Net amount recognized
Benefit asset	$317	$658	$—	$324
Benefit liability	—	—	(819)	—
Net amount recognized on the balance sheet - Significant plans	$317	$658	$(819)	$324
Amounts recognized in Accumulated other comprehensive income (loss)
Prior service benefit (cost)	$5	$28	$—	$166
Net actuarial gain (loss)	(4,294)	(1,136)	52	(520)
Net amount recognized in equity (pretax) - Significant plans	$(4,289)	$(1,108)	$52	$(354)
Accumulated benefit obligation at period end - Significant plans	$12,694	$3,867	N/A	N/A

(1)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of January 1, 2014 and no minimum required funding is expected for 2014.

The following table shows the change in Accumulated other comprehensive income (loss) related to pension and postretirement benefit plans, for Significant Plans and All Other Plans, for the periods indicated.

	Three Months Ended	Six Months Ended
In millions of dollars	June 30, 2014	June 30, 2014
Beginning of period balance, net of tax (1) (2)	$(4,022)	$(3,989)
Actuarial assumptions changes and plan experience	(635)	(1,011)
Net asset gain (loss) due to difference between actual and expected returns	336	431
Net amortizations	54	99
Curtailment/ settlement loss (3)	28	28
Foreign exchange impact and other	(22)	159
Change in deferred taxes, net	95	117
Change, net of tax	$(144)	$(177)
End of period balance, net of tax (1) (2)	$(4,166)	$(4,166)

(1)    See Note 18 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.
(2)   Includes net-of-tax amounts for certain profit sharing plans outside the United States.

(3)	Curtailment and settlement losses relate to repositioning actions in certain countries outside the U.S.

Plan Assumptions
The Company utilizes a number of assumptions to determine plan obligations and expenses. Changes in one or a combination of these assumptions will have an impact on the Company’s pension and postretirement projected benefit obligation, funded status and (benefit) expense. Changes in the plans’ funded status resulting from changes in the projected benefit obligation and fair value of plan assets will have a corresponding impact on Accumulated other comprehensive income (loss).
The discount rates used in determining the pension and postretirement net (benefit) expense and benefit obligations for the Significant Plans are shown in the following tables:

	Three Months Ended		Year Ended
During the period(1)	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013
U.S. plans
Pension	4.55%	4.75%	4.80%
Postretirement	4.15	4.35	4.30
Non-U.S. plans
Pension	4.40-8.50	4.50 - 8.80	4.50 - 8.90
Weighted average	6.21	6.41	6.49
Postretirement	8.90	9.40	8.90

(1)
Effective April 1, 2013, the Company changed to a quarterly remeasurement approach for its six largest plans, including the U.S. qualified pension and postretirement plans. For the Significant Plans, the 2013 rates shown above were utilized to calculate the fourth quarter expense in 2013. The 2014 rates shown above for the three months ended March 31, 2014 and June 30, 2014 were utilized to calculate the first and second quarter expense for 2014, respectively.

	Three Months Ended		Year Ended
At period ended (1)	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013
U.S. plans
Pension	4.25%	4.55%	4.75%
Postretirement	3.95	4.15	4.35
Non-U.S. plans
Pension	4.30-8.00	4.40 - 8.50	4.50 - 8.80
Weighted average	5.95	6.21	6.41
Postretirement	8.40	8.90	9.40

(1)
For the Significant Plans, the June 30, 2014 rates shown above are utilized to calculate the June 30, 2014 benefit obligation and will be utilized to calculate the 2014 third quarter expense. The rates shown above for the year ended 2013 were utilized to calculate the first quarter 2014 expense. The March 31, 2014 rates were utilized to calculate the 2014 second quarter expense.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly pension expense of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2014
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
U.S. plans	$6	$(10)
Non-U.S. plans	(3)	4

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

Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions during the second quarter of 2014.

The following table summarizes the actual Company contributions for the six months ended June 30, 2014 and 2013, as well as estimated expected Company contributions for the remainder of the year. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

Summary of Company Contributions

	Pension plans				Postretirement benefit plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Company contributions(2) for the six months ended June 30	$23	$21	$87	$125	$20	$28	$8	$168
Company contributions expected for the remainder of the year	$22	$21	$95	$88	$29	$28	$91	$5

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly to participants by the Company.
Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citigroup 401(k) Plan sponsored by the Company in the U.S.
Under the Citigroup 401(k) Plan, eligible U.S. employees receive matching contributions of up to 6% of their eligible compensation for 2014 and 2013, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All company contributions are invested according to participants’ individual elections. The pretax expense associated with this plan amounted to approximately $101 million and $98 million in the three months ended June 30, 2014 and 2013, respectively, and $204 million and $202 million in the six months ended June 30, 2014 and 2013, respectively.

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Service related expense
Benefits earned during the period	$—	$6	$—	$13
Interest cost on benefit obligation	1	3	2	6
Amortization of unrecognized
Prior service cost	(8)	2	(15)	4
Net actuarial loss	3	3	7	6
Total service related expense	$(4)	$14	$(6)	$29
Non-service related expense	$8	$6	$17	$13
Total net expense	$4	$20	$11	$42

9.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except shares and per-share amounts	2014	2013	2014	2013
Income from continuing operations before attribution of noncontrolling interests	$253	$4,188	$4,204	$8,119
Less: Noncontrolling interests from continuing operations	50	36	95	126
Net income from continuing operations (for EPS purposes)	$203	$4,152	$4,109	$7,993
Income (loss) from discontinued operations, net of taxes	(22)	30	15	(3)
Citigroup's net income	$181	$4,182	$4,124	$7,990
Less: Preferred dividends(1)	100	9	224	13
Net income available to common shareholders	$81	$4,173	$3,900	$7,977
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	1	83	64	155
Net income allocated to common shareholders for basic EPS	$80	$4,090	$3,836	$7,822
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	1	—	1
Net income allocated to common shareholders for diluted EPS	$80	$4,091	$3,836	$7,823
Weighted-average common shares outstanding applicable to basic EPS	3,033.8	3,040.7	3,035.6	3,040.4
Effect of dilutive securities
Options(2)	4.3	5.0	4.9	4.5
Other employee plans	0.2	0.5	0.3	0.5
Convertible securities(3)	—	0.1	—	0.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,038.3	3,046.3	3,040.8	3,045.5
Basic earnings per share(4)
Income from continuing operations	$0.03	$1.34	$1.26	$2.57
Discontinued operations	(0.01)	0.01	—	—
Net income	$0.03	$1.35	$1.26	$2.57
Diluted earnings per share(4)
Income from continuing operations	$0.03	$1.33	$1.26	$2.57
Discontinued operations	(0.01)	0.01	—	—
Net income	$0.03	$1.34	$1.26	$2.57

(1)	See Note 19 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
During the second quarters of 2014 and 2013, weighted-average options to purchase 7.5 million and 8.2 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $117.33 and $79.80, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively, were not included in the computation of earnings per share in the second quarters of 2014 and 2013 because they were anti-dilutive.

(4)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at June 30, 2014 and December 31, 2013:

In millions of dollars	June 30, 2014	December 31, 2013
Federal funds sold	$—	$20
Securities purchased under agreements to resell	128,421	136,649
Deposits paid for securities borrowed	121,932	120,368
Total	$250,353	$257,037
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2014	December 31, 2013
Federal funds purchased	$663	$910
Securities sold under agreements to repurchase	159,598	175,691
Deposits received for securities loaned	23,651	26,911
Total	$183,912	$203,512
The resale and repurchase agreements represent collateralized financing transactions. The Company executes these transactions primarily through its broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the Company’s trading inventory. Transactions executed by the Company’s bank subsidiaries primarily facilitate customer financing activity.
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
A substantial portion of the resale and repurchase agreements is recorded at fair value, as described in Note 22 to the Consolidated Financial Statements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
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
A substantial portion of securities borrowing and lending agreements is recorded at the amount of cash advanced or received. The remaining portion is recorded at fair value as the Company elected the fair value option for certain securities borrowed and loaned portfolios, as described in Note 23 to the Consolidated Financial Statements. With respect to securities loaned, the Company receives cash collateral in an amount generally in excess of the market value of the securities loaned. The Company monitors the market value of securities borrowed and securities loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.
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

The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of June 30, 2014 and December 31, 2013. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of June 30, 2014
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$193,940	$65,519	$128,421	$97,663	$30,758
Deposits paid for securities borrowed	121,932	—	121,932	21,309	100,623
Total	$315,872	$65,519	$250,353	$118,972	$131,381

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$225,117	$65,519	$159,598	$71,095	$88,503
Deposits received for securities loaned	23,651	—	23,651	7,082	16,569
Total	$248,768	$65,519	$183,249	$78,177	$105,072

	As of December 31, 2013
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$179,894	$43,245	$136,649	$105,226	$31,423
Deposits paid for securities borrowed	120,368	—	120,368	26,728	93,640
Total	$300,262	$43,245	$257,017	$131,954	$125,063

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$218,936	$43,245	$175,691	$80,082	$95,609
Deposits received for securities loaned	26,911	—	26,911	3,833	23,078
Total	$245,847	$43,245	$202,602	$83,915	$118,687

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See table on prior page.

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
Brokerage receivables and Brokerage payables consisted of the following at June 30, 2014 and December 31, 2013:

In millions of dollars	June 30, 2014	December 31, 2013
Receivables from customers	$13,602	$5,811
Receivables from brokers, dealers, and clearing organizations	28,262	19,863
Total brokerage receivables (1)	$41,864	$25,674
Payables to customers	$36,214	$34,751
Payables to brokers, dealers, and clearing organizations	26,109	18,956
Total brokerage payables (1)	$62,323	$53,707

(1)	Brokerage receivables and payables are accounted for in accordance with ASC 940-320.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities are carried at fair value, other than physical commodities accounted for at the lower of cost or fair value, and consist of the following at June 30, 2014 and December 31, 2013:

In millions of dollars	June 30, 2014	December 31, 2013
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$21,138	$23,955
Prime	2,059	1,422
Alt-A	702	721
Subprime	541	1,211
Non-U.S. residential	733	723
Commercial	2,367	2,574
Total mortgage-backed securities	$27,540	$30,606
U.S. Treasury and federal agency securities
U.S. Treasury	$18,640	$13,537
Agency obligations	1,678	1,300
Total U.S. Treasury and federal agency securities	$20,318	$14,837
State and municipal securities	$2,726	$3,207
Foreign government securities	80,985	74,856
Corporate	29,946	30,534
Derivatives(2)	50,502	52,821
Equity securities	59,579	61,776
Asset-backed securities(1)	4,504	5,616
Other trading assets(3)	14,676	11,675
Total trading account assets	$290,776	$285,928
Trading account liabilities
Securities sold, not yet purchased	$75,827	$61,508
Derivatives(2)	47,543	47,254
Total trading account liabilities	$123,370	$108,762

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

13.   INVESTMENTS

Overview

In millions of dollars	June 30, 2014	December 31, 2013
Securities available-for-sale (AFS)	$292,578	$286,511
Debt securities held-to-maturity (HTM)(1)	22,330	10,599
Non-marketable equity securities carried at fair value(2)	3,920	4,705
Non-marketable equity securities carried at cost(3)	6,795	7,165
Total investments	$325,623	$308,980

(1)	Recorded at amortized cost less impairment for securities that have credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

The following table presents interest and dividends on investments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Taxable interest	$1,544	$1,381	$3,011	$2,891
Interest exempt from U.S. federal income tax	147	198	311	370
Dividends	116	108	242	228
Total interest and dividends	$1,807	$1,687	$3,564	$3,489
The following table presents realized gains and losses on the sale of investments for the three and six months ended June 30, 2014 and 2013. The gross realized investment losses exclude losses from other-than-temporary impairment (OTTI):

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Gross realized investment gains	$168	$620	$460	$1,114
Gross realized investment losses	(84)	(369)	(248)	(413)
Net realized gains on sale of investments	$84	$251	$212	$701
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Carrying value of HTM securities sold	$5	$318	$5	$485
Net realized gain (loss) on sale of HTM securities	—	(56)	—	$(66)
Carrying value of securities reclassified to AFS	14	300	66	$902
OTTI losses on securities reclassified to AFS	(1)	(61)	(9)	$(155)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014				December 31, 2013
In millions of dollars	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value
Debt securities AFS
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$37,295	$567	$317	$37,545	$42,494	$391	$888	$41,997
Prime	15	—	—	15	33	2	3	32
Alt-A	2	—	—	2	84	10	—	94
Subprime	—	—	—	—	12	—	—	12
Non-U.S. residential	9,475	95	8	9,562	9,976	95	4	10,067
Commercial	516	8	3	521	455	6	8	453
Total mortgage-backed securities	$47,303	$670	$328	$47,645	$53,054	$504	$903	$52,655
U.S. Treasury and federal agency securities
U.S. Treasury	$88,218	$475	$61	$88,632	$68,891	$476	$147	$69,220
Agency obligations	15,095	104	19	15,180	18,320	123	67	18,376
Total U.S. Treasury and federal agency securities	$103,313	$579	$80	$103,812	$87,211	$599	$214	$87,596
State and municipal(3)	$13,903	$745	$1,756	$12,892	$20,761	$184	$2,005	$18,940
Foreign government	95,580	654	254	95,980	96,608	403	540	96,471
Corporate	10,815	270	82	11,003	11,039	210	119	11,130
Asset-backed securities(2)	14,452	54	83	14,423	15,352	42	120	15,274
Other debt securities	711	—	1	710	710	1	—	711
Total debt securities AFS	$286,077	$2,972	$2,584	$286,465	$284,735	$1,943	$3,901	$282,777
Marketable equity securities AFS	$5,914	$270	$71	$6,113	$3,832	$85	$183	$3,734
Total securities AFS	$291,991	$3,242	$2,655	$292,578	$288,567	$2,028	$4,084	$286,511

(1)
Gross unrealized gains and losses, as presented, do not include the impact of minority investments and the related allocations and pick-up of unrealized gains and losses of AFS securities. These amounts totaled $3 million of unrealized loss and $36 million of unrealized gains as of June 30, 2014 and December 31, 2013, respectively.

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

(3)
The gross unrealized losses on state and municipal debt securities are primarily attributable to the effects of fair value hedge accounting.  Specifically, Citi hedges the LIBOR-benchmark interest rate component of certain fixed-rate tax-exempt state and municipal debt securities utilizing LIBOR-based interest rate swaps.  During the hedge period, losses incurred on the LIBOR-hedging swaps recorded in earnings were substantially offset by gains on the state and municipal debt securities attributable to changes in the LIBOR swap rate being hedged.  However, because the LIBOR swap rate decreased significantly during the hedge period while the overall fair value of the municipal debt securities was relatively unchanged, the effect of reclassifying fair value gains on these securities from Accumulated other comprehensive income (loss) (AOCI) to earnings, attributable solely to changes in the LIBOR swap rate, resulted in net unrealized losses remaining in AOCI that relate to the unhedged components of these securities.

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

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2014 and December 31, 2013:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2014
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$3,970	$26	$11,912	$291	$15,882	$317
Prime	2	—	3	—	5	—
Alt-A	1	—	—	—	1	—
Non-U.S. residential	504	2	545	6	1,049	8
Commercial	44	—	128	3	172	3
Total mortgage-backed securities	$4,521	$28	$12,588	$300	$17,109	$328
U.S. Treasury and federal agency securities
U.S. Treasury	$20,663	$45	$1,085	$16	$21,748	$61
Agency obligations	2,203	10	1,484	9	3,687	19
Total U.S. Treasury and federal agency securities	$22,866	$55	$2,569	$25	$25,435	$80
State and municipal	$489	$19	$5,932	$1,737	$6,421	$1,756
Foreign government	17,858	154	7,124	100	24,982	254
Corporate	1,402	60	1,428	22	2,830	82
Asset-backed securities	4,025	24	2,429	59	6,454	83
Other debt securities	49	1	—	—	49	1
Marketable equity securities AFS	22	2	677	69	699	71
Total securities AFS	$51,232	$343	$32,747	$2,312	$83,979	$2,655
December 31, 2013
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$19,377	$533	$5,643	$355	$25,020	$888
Prime	85	3	3	—	88	3
Non-U.S. residential	2,103	4	5	—	2,108	4
Commercial	206	6	28	2	234	8
Total mortgage-backed securities	$21,771	$546	$5,679	$357	$27,450	$903
U.S. Treasury and federal agency securities
U.S. Treasury	$34,780	$133	$268	$14	$35,048	$147
Agency obligations	6,692	66	101	1	6,793	67
Total U.S. Treasury and federal agency securities	$41,472	$199	$369	$15	$41,841	$214
State and municipal	$595	$29	$11,447	$1,976	$12,042	$2,005
Foreign government	35,783	477	5,778	63	41,561	540
Corporate	4,565	108	387	11	4,952	119
Asset-backed securities	11,207	57	1,931	63	13,138	120
Marketable equity securities AFS	1,271	92	806	91	2,077	183
Total securities AFS	$116,664	$1,508	$26,397	$2,576	$143,061	$4,084

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$72	$72	$87	$87
After 1 but within 5 years	468	475	346	354
After 5 but within 10 years	1,972	2,000	2,898	2,932
After 10 years(2)	44,791	45,098	49,723	49,282
Total	$47,303	$47,645	$53,054	$52,655
U.S. Treasury and federal agency securities
Due within 1 year	$11,751	$11,789	$15,789	$15,853
After 1 but within 5 years	86,111	86,470	66,232	66,457
After 5 but within 10 years	2,280	2,312	2,129	2,185
After 10 years(2)	3,171	3,241	3,061	3,101
Total	$103,313	$103,812	$87,211	$87,596
State and municipal
Due within 1 year	$208	$208	$576	$581
After 1 but within 5 years	3,903	3,909	3,731	3,735
After 5 but within 10 years	378	485	439	482
After 10 years(2)	9,414	8,290	16,015	14,142
Total	$13,903	$12,892	$20,761	$18,940
Foreign government
Due within 1 year	$36,840	$36,845	$37,005	$36,959
After 1 but within 5 years	44,717	44,877	51,344	51,304
After 5 but within 10 years	12,833	12,984	7,314	7,216
After 10 years(2)	1,190	1,274	945	992
Total	$95,580	$95,980	$96,608	$96,471
All other(3)
Due within 1 year	$2,911	$2,873	$2,786	$2,733
After 1 but within 5 years	10,034	10,168	10,934	11,020
After 5 but within 10 years	6,213	6,290	5,632	5,641
After 10 years(2)	6,820	6,805	7,749	7,721
Total	$25,978	$26,136	$27,101	$27,115
Total debt securities AFS	$286,077	$286,465	$284,735	$282,777

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
During the second quarter of 2014, securities with a total fair value of approximately $11.8 billion were transferred from AFS to HTM, comprised of $5.4 billion of U.S. government agency mortgage-backed securities and $6.4 billion of obligations of U.S. states and municipalities. The transfer reflects the Company’s intent to hold these securities to maturity or to issuer call in order to reduce the impact of price volatility on AOCI and certain capital measures under Basel III. While these securities were transferred to HTM at fair value as of the transfer date, no subsequent changes in value may be recorded, other than in connection with the recognition of any subsequent other-than-temporary impairment and the amortization of differences between the carrying values at the transfer date and the par values of each security as an adjustment of yield over the remaining contractual life of each security. Any net unrealized holding losses within AOCI related to the respective securities at the date of transfer, inclusive of any cumulative fair value hedge adjustments, will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

The carrying value and fair value of debt securities HTM at June 30, 2014 and December 31, 2013 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
June 30, 2014
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$5,316	$97	$5,413	$12	$(11)	$5,414
Prime	63	(13)	50	6	(2)	54
Alt-A	1,261	(256)	1,005	519	(266)	1,258
Subprime	2	—	2	1	—	3
Non-U.S. residential	1,293	(191)	1,102	93	(2)	1,193
Commercial	11	—	11	1	—	12
Total mortgage-backed securities	$7,946	$(363)	$7,583	$632	$(281)	$7,934
State and municipal(4)	$8,339	$(543)	$7,796	$271	$(218)	$7,849
Foreign government	5,641	—	5,641	133	—	5,774
Corporate	816	(65)	751	120	—	871
Asset-backed securities(3)	580	(21)	559	50	(10)	599
Total debt securities held-to-maturity	$23,322	$(992)	$22,330	$1,206	$(509)	$23,027
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$72	$(16)	$56	$5	$(2)	$59
Alt-A	1,379	(287)	1,092	449	(263)	1,278
Subprime	2	—	2	1	—	3
Non-U.S. residential	1,372	(206)	1,166	60	(20)	1,206
Commercial	10	—	10	1	—	11
Total mortgage-backed securities	$2,835	$(509)	$2,326	$516	$(285)	$2,557
State and municipal	$1,394	$(62)	$1,332	$50	$(70)	$1,312
Foreign government	5,628	—	5,628	70	(10)	5,688
Corporate	818	(78)	740	111	—	851
Asset-backed securities(3)	599	(26)	573	22	(10)	585
Total debt securities held-to-maturity	$11,274	$(675)	$10,599	$769	$(375)	$10,993

(1)
For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any other-than-temporary impairment recognized in earnings.

(2)
HTM securities are carried on the Consolidated Balance Sheet at amortized cost, plus or minus any unamortized unrealized gains and losses and fair value hedge adjustments recognized in AOCI prior to reclassifying the securities from AFS to HTM. Changes in the values of these securities are not reported in the financial statements, except for the amortization of any difference between the carrying value at the transfer date and par value of the securities, and the recognition of any non-credit fair value adjustments in AOCI in connection with the recognition of any credit impairment in earnings related to securities the Company continues to intend to hold until maturity.

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

(4)
The net unrealized losses recognized in AOCI on state and municipal debt securities are primarily attributable to the effects of fair value hedge accounting applied when these debt securities were classified as AFS. Specifically, Citi hedged the LIBOR-benchmark interest rate component of certain fixed-rate tax-exempt state and municipal debt securities utilizing LIBOR-based interest rate swaps. During the hedge period, losses incurred on the LIBOR-hedging swaps recorded in earnings were substantially offset by gains on the state and municipal debt securities attributable to changes in the LIBOR swap rate being hedged. However, because the LIBOR swap rate decreased significantly during the hedge period while the overall fair value of the municipal debt securities was relatively unchanged, the effect of reclassifying fair value gains on these securities from AOCI to earnings attributable solely to changes in the LIBOR swap rate resulted in net unrealized losses remaining in AOCI that relate to the unhedged components of these securities. Upon transfer of these debt securities to HTM, all hedges have been de-designated and hedge accounting has ceased.

The Company has the positive intent and ability to hold these securities to maturity or, where applicable, the exercise of any issuer call options, absent any unforeseen significant changes in circumstances, including deterioration in credit or changes in regulatory capital requirements.
The net unrealized losses classified in AOCI primarily relate to debt securities previously classified as AFS that have been transferred to HTM, and include any cumulative fair value hedge adjustments. The net unrealized loss amount also includes any non-credit-related changes in fair value of HTM securities that have suffered credit impairment recorded in earnings. The AOCI balance related to HTM securities is amortized over the remaining contractual life of the related securities as an adjustment of yield in a manner consistent with the accretion of any difference between the carrying value at the transfer date and par value of the same debt securities.

The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position as of June 30, 2014 and December 31, 2013 for less than 12 months or 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
June 30, 2014
Debt securities held-to-maturity
Mortgage-backed securities	$4	$—	$3,364	$281	$3,368	$281
State and municipal	10	—	5,054	218	5,064	218
Foreign government	—	—	—	—	—	—
Asset-backed securities	12	—	175	10	187	10
Total debt securities held-to-maturity	$26	$—	$8,593	$509	$8,619	$509
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$358	$285	$358	$285
State and municipal	235	20	302	50	537	70
Foreign government	920	10	—	—	920	10
Asset-backed securities	98	6	198	4	296	10
Total debt securities held-to-maturity	$1,253	$36	$858	$339	$2,111	$375
Excluded from the gross unrecognized losses presented in the above table are the $(992) million and $(675) million of net unrealized losses recorded in AOCI as of June 30, 2014 and December 31, 2013, respectively, primarily related to the difference between the amortized cost and carrying value of

HTM securities that were reclassified from AFS. Virtually all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at June 30, 2014 and December 31, 2013.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	786	789	10	11
After 10 years(1)	6,797	7,145	2,316	2,546
Total	$7,583	$7,934	$2,326	$2,557
State and municipal
Due within 1 year	$4	$4	$8	$9
After 1 but within 5 years	14	14	17	17
After 5 but within 10 years	104	109	69	72
After 10 years(1)	7,674	7,722	1,238	1,214
Total	$7,796	$7,849	$1,332	$1,312
Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	5,641	5,774	5,628	5,688
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$5,641	$5,774	$5,628	$5,688
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	751	871	740	851
After 5 but within 10 years	—	—	—	—
After 10 years(1)	559	599	573	585
Total	$1,310	$1,470	$1,313	$1,436
Total debt securities held-to-maturity	$22,330	$23,027	$10,599	$10,993

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.
Evaluating Investments for Other-Than-Temporary Impairment

Overview
The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.
An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM securities generally are not recorded, as these investments are carried at amortized cost. However, for HTM securities with credit-related losses, the credit loss is recognized in earnings as OTTI, and any remainder between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any impairment recognized in earnings.
Regardless of the classification of the securities as AFS or HTM, the Company assesses each position with an unrealized loss for OTTI. Factors considered in determining whether a loss is temporary include:

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
Debt
The entire difference between amortized cost and fair value is recognized in earnings as OTTI for impaired debt securities that the Company has an intent to sell or for which the Company believes it is more-likely-than-not that it will be required to sell prior to recovery of the amortized cost basis. However, for those securities that the Company does not intend to sell and is not likely to be required to sell, only the credit-related impairment is recognized in earnings, and any non-credit-related impairment is recorded in AOCI.
For debt securities, credit impairment exists where management does not expect to receive contractual principal and interest cash flows sufficient to recover the entire amortized cost basis of a security.

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
Management assesses equity method investments that have fair values that are less than their respective carrying values for OTTI. Fair value is measured as price multiplied by quantity if the investee has publicly listed securities. If the investee is not publicly listed, other methods are used (see Note 22 to the Consolidated Financial Statements).
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

For impaired equity method investments that management does not plan to sell prior to recovery of value and is not likely to be required to sell, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary considers the following indicators, regardless of the time and extent of impairment:

•	the cause of the impairment and the financial condition and near-term prospects of the issuer, including any specific events that may influence the operations of the issuer;

•	the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

•	the length of time and extent to which fair value has been less than the carrying value.

The sections below describe the Company’s process for identifying credit-related impairments in its security types with the most significant unrealized losses as of June 30, 2014.

Mortgage-backed securities
For U.S. mortgage-backed securities (and in particular for Alt-A and other mortgage-backed securities that have significant unrealized losses as a percentage of amortized cost), credit impairment is assessed using a cash flow model that estimates the principal and interest cash flows on the underlying mortgages using the security-specific collateral and transaction structure. The model distributes the estimated cash flows to the various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period and then estimates the remaining cash flows using a number of assumptions, including default rates, prepayment rates, recovery rates (on foreclosed properties) and loss severity rates (on non-agency mortgage-backed securities).
Management develops specific assumptions using market data, internal estimates, and estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (i) 10% of current loans, (ii) 25% of 30-59 day delinquent loans, (iii) 70% of 60-90 day delinquent loans and (iv) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions contemplate the actual collateral attributes, including geographic concentrations, rating actions and current market prices.
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

State and municipal securities
The process for identifying credit impairments in Citigroup’s AFS and HTM state and municipal bonds is primarily based on a credit analysis that incorporates third-party credit ratings.  Citigroup monitors the bond issuers and any insurers providing default protection in the form of financial guarantee insurance.  The average external credit rating, ignoring any insurance, is Aa3/AA-.  In the event of an external rating downgrade or other indicator of credit impairment (i.e., based on instrument-specific estimates of cash flows or probability of issuer default), the subject bond is specifically reviewed for adverse changes in the amount or timing of expected contractual principal and interest.
For state and municipal bonds with unrealized losses that Citigroup plans to sell (for AFS only), would likely be required to sell (for AFS only) or will be subject to an issuer call deemed probable of exercise prior to the expected recovery of its amortized cost basis (for AFS or HTM), the full impairment is recognized in earnings.

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the three and six months ended June 30, 2014:

OTTI on Investments and Other Assets	Three Months Ended June 30, 2014				Six months ended June 30, 2014
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$2	$—	$—	$2	$2	$—	$—	$2
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$—	$—	$2	$2	$—	$—	$2
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	35	—	—	35	236	—	—	236
Total impairment losses recognized in earnings	$37	$—	$—	$37	$238	$—	$—	$238

(1)	Includes OTTI on non-marketable equity securities.

The following table presents the total OTTI recognized in earnings for the three and six months ended June 30, 2013:

OTTI on Investments and Other Assets	Three Months Ended June 30, 2013				Six months ended June 30, 2013
In millions of dollars	AFS(1)	HTM	Other Assets (2)	Total	AFS(1)	HTM	Other Assets (2)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$3	$1	$—	$4	$5	$23	$—	$28
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	11	—	11
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$3	$1	$—	$4	$5	$12	$—	$17
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery (2)	71	—	87	158	214	—	192	406
Total impairment losses recognized in earnings	$74	$1	$87	$162	$219	$12	$192	$423

(1)	Includes OTTI on non-marketable equity securities.

(2)
The impairment charge relates to the carrying value of Citi’s then-remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB), offset by the equity pickup from MSSB during the respective periods which was recorded in Other revenue.

The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2014 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Mar. 31, 2014 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Jun. 30, 2014 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	—	171
Corporate	113	—	—	(1)	112
All other debt securities	144	2	—	—	146
Total OTTI credit losses recognized for AFS debt securities	$723	$2	$—	$(1)	$724
HTM debt securities
Mortgage-backed securities(1)	$665	$—	$—	$—	$665
Corporate	56	—	—	—	56
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$854	$—	$—	$—	$854
(1) Primarily consists of Alt-A securities.

The following is a six-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2014 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings
In millions of dollars	Dec. 31, 2013 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Jun. 30, 2014 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	—	171
Corporate	113	—	—	(1)	112
All other debt securities	144	2	—	—	146
Total OTTI credit losses recognized for AFS debt securities	$723	$2	$—	$(1)	$724
HTM debt securities
Mortgage-backed securities(1)	$678	$—	$—	$(13)	$665
Corporate	56	—	—	—	56
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$867	$—	$—	$(13)	$854
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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Hedge funds	$17	$751	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	894	794	157	170	—	—
Real estate funds (2)(3)	191	294	24	36	—	—
Total(4)	$1,102	$1,839	$181	$206	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

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

(4)
Included in the total fair value of investments above are $0.9 billion and $1.6 billion of fund assets that are valued using NAVs provided by third-party asset managers as of June 30, 2014 and December 31, 2013, respectively.

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
Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and in Citi Holdings. The following table provides information by loan type for the periods indicated:

In millions of dollars	June 30, 2014	December 31, 2013
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$103,905	$108,453
Installment, revolving credit, and other	13,192	13,398
Cards	109,138	115,651
Commercial and industrial	6,972	6,592
	$233,207	$244,094
In offices outside the U.S.
Mortgage and real estate(1)	$57,291	$55,511
Installment, revolving credit, and other	34,560	33,182
Cards	34,252	36,740
Commercial and industrial	24,916	24,107
Lease financing	735	769
	$151,754	$150,309
Total Consumer loans	$384,961	$394,403
Net unearned income	(616)	(572)
Consumer loans, net of unearned income	$384,345	$393,831

(1)	Loans secured primarily by real estate.

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
During the three and six months ended June 30, 2014 and 2013, the Company sold and/or reclassified to held-for-sale $3.4 billion and $6.5 billion, and $3.8 billion and $10.2 billion respectively, of consumer loans. The Company did not have significant purchases of consumer loans during the three and six months ended June 30, 2014 and 2013.

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
The following tables provide details on Citigroup’s consumer loan delinquency and non-accrual loans as of June 30, 2014 and December 31, 2013:
Consumer Loan Delinquency and Non-Accrual Details at June 30, 2014

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$65,254	$1,796	$1,922	$4,406	$73,378	$3,273	$3,517
Home equity loans(5)	28,987	353	578	—	29,918	1,329	—
Credit cards	108,031	1,223	1,189	—	110,443	—	1,192
Installment and other	12,404	200	173	—	12,777	90	4
Commercial market loans	8,489	28	18	—	8,535	217	7
Total	$223,165	$3,600	$3,880	$4,406	$235,051	$4,909	$4,720
In offices outside North America
Residential first mortgages	$47,675	$404	$299	$—	$48,378	$554	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	32,235	717	601	—	33,553	451	429
Installment and other	31,569	413	174	—	32,156	252	—
Commercial market loans	34,445	98	381	—	34,924	517	—
Total	$145,924	$1,632	$1,455	$—	$149,011	$1,774	$429
Total GCB and Citi Holdings	$369,089	$5,232	$5,335	$4,406	$384,062	$6,683	$5,149
Other	283	—	—	—	283	33	—
Total Citigroup	$369,372	$5,232	$5,335	$4,406	$384,345	$6,716	$5,149

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $46 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $0.9 billion and 90 days past due of $3.5 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2013

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$66,612	$2,044	$1,975	$5,271	$75,902	$3,415	$3,997
Home equity loans(5)	30,603	434	605	—	31,642	1,452	—
Credit cards	113,886	1,491	1,452	—	116,829	—	1,456
Installment and other	12,609	225	243	—	13,077	247	7
Commercial market loans	8,630	26	28	—	8,684	112	7
Total	$232,340	$4,220	$4,303	$5,271	$246,134	$5,226	$5,467
In offices outside North America
Residential first mortgages	$46,067	$435	$332	$—	$46,834	$584	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	34,733	780	641	—	36,154	402	413
Installment and other	30,138	398	158	—	30,694	230	—
Commercial market loans	33,242	111	295	—	33,648	610	—
Total	$144,180	$1,724	$1,426	$—	$147,330	$1,826	$413
Total GCB and Citi Holdings	$376,520	$5,944	$5,729	$5,271	$393,464	$7,052	$5,880
Other	367	—	—	—	367	43	—
Total Citigroup	$376,887	$5,944	$5,729	$5,271	$393,831	$7,095	$5,880

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $0.9 billion of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government entities that are 30-89 days past due of $1.2 billion and 90 days past due of $4.1 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” (Fair Issac’s Corporation) credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following table provides details on the FICO scores attributable to Citi’s U.S. consumer loan portfolio as of June 30, 2014 and December 31, 2013 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis.

FICO score distribution in U.S. portfolio(1)(2)	June 30, 2014
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$10,853	$6,165	$46,910
Home equity loans	3,612	2,620	22,110
Credit cards	7,242	9,922	89,795
Installment and other	3,812	2,497	5,107
Total	$25,519	$21,204	$163,922

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$11,860	$6,426	$46,207
Home equity loans	4,093	2,779	23,152
Credit cards	8,125	10,693	94,437
Installment and other	3,900	2,399	5,186
Total	$27,978	$22,297	$168,982

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value (LTV) Ratios
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios attributable to Citi’s U.S. consumer mortgage portfolios as of June 30, 2014 and December 31, 2013. LTV ratios are updated monthly using the most recent Core Logic HPI data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Office of Federal Housing Enterprise Oversight indices.

LTV distribution in U.S. portfolio(1)(2)	June 30, 2014
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$47,929	$13,555	$2,603
Home equity loans	14,429	8,254	5,534
Total	$62,358	$21,809	$8,137

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,809	$13,458	$5,269
Home equity loans	14,216	8,685	6,935
Total	$60,025	$22,143	$12,204

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

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
The following tables present information about total impaired consumer loans at and for the periods ended June 30, 2014 and December 31, 2013, respectively, and for the three and six months ended June 30, 2014 and June 30, 2013 for interest income recognized on impaired consumer loans:

					Three months ended June 30,		Six months ended June 30,
	Balance at June 30, 2014				2014	2013	2014	2013
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$15,965	$16,962	$2,215	$16,660	$181	$207	$365	$424
Home equity loans	2,087	2,729	562	2,147	19	18	38	39
Credit cards	2,826	2,868	965	3,192	50	61	101	126
Installment and other
Individual installment and other	986	999	476	1,043	29	34	63	83
Commercial market loans	367	565	182	375	4	8	15	12
Total(7)	$22,231	$24,123	$4,400	$23,417	$283	$328	$582	$684

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$2,106 million of residential first mortgages, $564 million of home equity loans and $86 million of commercial market loans do not have a specific allowance.
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
(7) Prior to 2008, the Company’s financial accounting systems did not separately track impaired smaller-balance, homogeneous consumer loans whose terms were modified due to the borrowers’ financial difficulties and where it was determined that a concession was granted to the borrower. Smaller-balance consumer loans modified since January 1, 2008 amounted to $21.9 billion at June 30, 2014. However, information derived from Citi’s risk management systems indicates that the amounts of outstanding modified loans, including those modified prior to 2008, approximated $22.5 billion at June 30, 2014.

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
Consumer Troubled Debt Restructurings
The following tables present consumer TDRs occurring during the three and six months ended June 30, 2014 and 2013:

	At and for the three months ended June 30, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	4,568	$534	$10	$7	$2	1%
Home equity loans	1,741	63	1	—	2	3
Credit cards	42,750	190	—	—	—	15
Installment and other revolving	10,830	81	—	—	—	6
Commercial markets(6)	53	9	—	—	—	—
Total(8)	59,942	$877	$11	$7	$4
International
Residential first mortgages	743	$27	$—	$—	$—	1%
Home equity loans	6	1	—	—	—	—
Credit cards	51,536	141	—	—	10	21
Installment and other revolving	18,774	78	—	—	4	15
Commercial markets(6)	124	41	—	—	—	1
Total(8)	71,183	$288	$—	$—	$14

	At and for the three months ended June 30, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	9,071	$1,208	$12	$2	$42	1%
Home equity loans	4,235	283	—		8	1
Credit cards	36,785	182	—	—	—	14
Installment and other revolving	10,335	74	—	—	—	6
Commercial markets(6)	65	5	—	—	—	—
Total(8)	60,491	$1,752	$12	$2	$50
International
Residential first mortgages	1,147	$57	$—	$—	$1	1%
Home equity loans	1	—	—	—	—	—
Credit cards	34,632	139	—	—	3	14
Installment and other revolving	13,668	80	—	—	2	8
Commercial markets(6)	122	36	1	—	—	—
Total(8)	49,570	$312	$1	$—	$6

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $54 million of residential first mortgages and $15 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2014. These amounts include $30 million of residential first mortgages and $12 million of home equity loans that are newly classified as TDRs in the three months ended June 30, 2014 as a result of OCC guidance, as described above.

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
(7) Post-modification balances in North America include $126 million of residential first mortgages and $25 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2013. These amounts include $82 million of residential first mortgages and $22 million of home equity loans that are newly classified as TDRs in the three months ended June 30, 2013 as a result of OCC guidance, as described above.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

	At and for the six months ended June 30, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	10,347	$1,219	$28	$19	$5	1%
Home equity loans	4,060	147	2	—	11	2
Credit cards	87,726	390	—	—	—	15
Installment and other revolving	23,314	174	—	—	—	6
Commercial markets(6)	91	22	—	—	—	—
Total(8)	125,538	$1,952	$30	$19	$16
International
Residential first mortgages	1,286	$49	$—	$—	$1	1%
Home equity loans	38	6	—	—	—	—
Credit cards	106,357	291	—	—	19	21
Installment and other revolving	37,904	158	—	—	7	12
Commercial markets(6)	220	134	—	—	—	1
Total(8)	145,805	$638	$—	$—	$27

	At and for the six months ended June 30, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	18,382	$2,454	$17	$2	$102	1%
Home equity loans	7,357	370	1	—	38	1
Credit cards	79,761	406	—	—	—	14
Installment and other revolving	21,941	159	—	—	—	6
Commercial markets(6)	122	19	—	—	—	—
Total(8)	127,563	$3,408	$18	$2	$140
International
Residential first mortgages	2,181	$105	$—	$—	$1	1%
Home equity loans	4		—	—	—	—
Credit cards	66,571	270	—	—	6	15
Installment and other revolving	27,487	179	—	—	4	8
Commercial markets(6)	208	46	1	—	—	—
Total(8)	96,451	$600	$1	$—	$11

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America include $145 million of residential first mortgages and $37 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2014. These amounts include $87 million of residential first mortgages and $31 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the six months ended June 30, 2014, as described above.

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
(7) Post-modification balances in North America include $249 million of residential first mortgages and $45 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2013. These amounts include $178 million of residential first mortgages and $38 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the six months ended June 30, 2013, as described above.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

The following table presents consumer TDRs that defaulted during the three months and six months ended June 30, 2014 and 2013, for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
North America
Residential first mortgages	$168	$391	$413	$781
Home equity loans	17	47	40	103
Credit cards	48	49	99	114
Installment and other revolving	21	19	40	42
Commercial markets	1	2	7	2
Total	$255	$508	$599	$1,042
International
Residential first mortgages	$6	$18	$13	$35
Home equity loans	—	—	—	—
Credit cards	69	61	139	113
Installment and other revolving	29	28	58	57
Commercial markets	95	2	100	4
Total	$199	$109	$310	$209

Corporate Loans
Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or, to a much lesser extent, in Citi Holdings. The following table presents information by corporate loan type as of June 30, 2014 and December 31, 2013:

In millions of dollars	June 30, 2014	December 31, 2013
Corporate
In U.S. offices
Commercial and industrial	$36,293	$32,704
Financial institutions	29,195	25,102
Mortgage and real estate(1)	31,417	29,425
Installment, revolving credit and other	32,646	34,434
Lease financing	1,668	1,647
	$131,219	$123,312
In offices outside the U.S.
Commercial and industrial	$82,945	$82,663
Financial institutions	40,541	38,372
Mortgage and real estate(1)	6,309	6,274
Installment, revolving credit and other	20,095	18,714
Lease financing	430	527
Governments and official institutions	2,176	2,341
	$152,496	$148,891
Total Corporate loans	$283,715	$272,203
Net unearned income	(556)	(562)
Corporate loans, net of unearned income	$283,159	$271,641

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified (to held-for-sale) $1.4 billion and $2.5 billion of corporate loans during the three and six months ended June 30, 2014, respectively and $1.2 billion and $2.2 billion during the three and six months ended June 30, 2013, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2014 or 2013.
Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type as of June 30, 2014 and December 31, 2013.

Corporate Loan Delinquency and Non-Accrual Details at June 30, 2014

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$229	$1	$230	$618	$116,070	$116,918
Financial institutions	—	—	—	257	67,475	67,732
Mortgage and real estate	111	185	296	242	37,084	37,622
Leases	9	—	9	49	2,038	2,096
Other	52	28	80	52	53,901	54,033
Loans at fair value						4,758
Total	$401	$214	$615	$1,218	$276,568	$283,159

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Corporate Loans Credit Quality Indicators at June 30, 2014 and December 31, 2013

	Recorded investment in loans(1)
In millions of dollars	June 30, 2014	December 31, 2013
Investment grade(2)
Commercial and industrial	$83,110	$79,360
Financial institutions	52,123	49,699
Mortgage and real estate	15,460	13,178
Leases	1,553	1,600
Other	49,824	51,370
Total investment grade	$202,070	$195,207
Non-investment grade(2)
Accrual
Commercial and industrial	$33,190	$33,702
Financial institutions	15,352	12,005
Mortgage and real estate	4,184	4,205
Leases	494	385
Other	4,157	3,155
Non-accrual
Commercial and industrial	618	769
Financial institutions	257	365
Mortgage and real estate	242	515
Leases	49	189
Other	52	70
Total non-investment grade	$58,595	$55,360
Private Banking loans managed on a delinquency basis (2)	$17,736	$17,002
Loans at fair value	4,758	4,072
Corporate loans, net of unearned income	$283,159	$271,641

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

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

The following tables present non-accrual loan information by corporate loan type at June 30, 2014 and December 31, 2013 and interest income recognized on non-accrual corporate loans for the three- and six-month periods ended June 30, 2014 and 2013, respectively:
Non-Accrual Corporate Loans

					Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	June 30, 2014
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual Corporate loans
Commercial and industrial	$618	$979	$119	$776	$9	$14
Financial institutions	257	277	1	325	—	4
Mortgage and real estate	242	282	17	415	6	7
Lease financing	49	50	29	154	—	—
Other	52	188	17	61	—	—
Total non-accrual Corporate loans	$1,218	$1,776	$183	$1,731	$15	$25

	Balance at December 31, 2013
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual Corporate loans
Commercial and industrial	$769	$1,074	$79	$967
Financial institutions	365	382	3	378
Mortgage and real estate	515	651	35	585
Lease financing	189	190	131	189
Other	70	216	20	64
Total non-accrual Corporate loans	$1,908	$2,513	$268	$2,183

	June 30, 2014		December 31, 2013
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$301	$119	$401	$79
Financial institutions	7	1	24	3
Mortgage and real estate	33	17	253	35
Lease financing	47	29	186	131
Other	46	17	61	20
Total non-accrual Corporate loans with specific allowance	$434	$183	$925	$268
Non-accrual Corporate loans without specific allowance
Commercial and industrial	$316		$368
Financial institutions	250		341
Mortgage and real estate	209		262
Lease financing	2		3
Other	7		9
Total non-accrual Corporate loans without specific allowance	$784	N/A	$983	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three- and six-month periods ended June 30, 2013 was $10 million and $18 million, respectively.
N/A Not Applicable

Corporate Troubled Debt Restructurings
The following table presents corporate TDR activity at and for the three months ended June 30, 2014.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$7	$7	$—	$—	$—	$—
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	1	—	1	—	—	—
Other	—	—	—	—	—	—
Total	$8	$7	$1	$—	$—	$—

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)	Balances reflect charge-offs and reserves recorded during the three months ended June 30, 2014 on loans subject to a TDR during the period then ended.

The following table presents corporate TDR activity at and for the three months ended June 30, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$42	$14	$28	$—	$—	$—
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$42	$14	$28	$—	$—	$—

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)	Balances reflect charge-offs and reserves recorded during the three months ended June 30, 2013 on loans subject to a TDR during the period then ended.
The following table presents corporate TDR activity at and for the six months ended June 30, 2014.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$47	$30	$17	$—	$—	$—
Financial institutions	—	—	—	—	—	—
Mortgage and real estate	5	4	1	—	—	—
Other	—	—	—	—	—	—
Total	$52	$34	$18	$—	$—	$—

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)	Balances reflect charge-offs and reserves recorded during the six months ended June 30, 2014 on loans subject to a TDR during the period then ended.

The following table presents corporate TDR activity at and for the six months ended June 30, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments	Balance of principal forgiven or deferred	Net P&L impact(3)
Commercial and industrial	$89	$55	$28	$6	$—	$—
Financial institutions
Mortgage and real estate	14	—	14	—	—	—
Other	$4	$—	$—	$4	$—	$—
Total	$107	$55	$42	$10	$—	$—

(1)	TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

(3)	Balances reflect charge-offs and reserves recorded during the six months ended June 30, 2013 on loans subject to a TDR during the period then ended.
The following table presents total corporate loans modified in a TDR at June 30, 2014 and 2013, as well as those TDRs that defaulted during the three months ended June 30, 2014 and 2013, and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	TDR balances at	TDR loans in payment default during the three months ended	TDR loans in payment default six months ended	TDR balances at	TDR loans in payment default during the three months ended	TDR loans in payment default six months ended
In millions of dollars	June 30, 2014	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013	June 30, 2013
Commercial and industrial	$203	$—	$—	$173	$—	$15
Loans to financial institutions	—	—	—	16	—	—
Mortgage and real estate	130	—	—	218	2	2
Other	340	—	—	418	—	—
Total	$673	$—	$—	$825	$2	$17

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Allowance for loan losses at beginning of period	$18,923	$23,727	$19,648	$25,455
Gross credit losses	(2,812)	(3,257)	(5,795)	(6,701)
Gross recoveries (1)	623	649	1,167	1,215
Net credit losses (NCLs)	$(2,189)	$(2,608)	$(4,628)	$(5,486)
NCLs	$2,189	$2,608	$4,628	$5,486
Net reserve releases	(521)	(642)	(1,081)	(948)
Net specific reserve builds (releases)	(89)	(139)	(175)	(497)
Total provision for credit losses	$1,579	$1,827	$3,372	$4,041
Other, net (2)	(423)	(1,366)	(502)	(2,430)
Allowance for loan losses at end of period	$17,890	$21,580	$17,890	$21,580
Allowance for credit losses on unfunded lending commitments at beginning of period (3)	$1,202	$1,132	$1,229	$1,119
Provision for unfunded lending commitments	(31)	(3)	(58)	11
Other, net	5	4	5	3
Allowance for credit losses on unfunded lending commitments at end of period (3)	$1,176	$1,133	$1,176	$1,133
Total allowance for loans, leases, and unfunded lending commitments	$19,066	$22,713	$19,066	$22,713

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
The second quarter of 2014 includes a reduction of approximately $480 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of approximately $204 million and $177 million related to the transfers to HFS of businesses in Greece and Spain and $29 million related to the sale of the Honduras business, and $66 million related to a transfer of a real estate loan portfolio to HFS. These amounts are partially offset by foreign currency translation on the entire allowance balance. The first quarter of 2014 includes reductions of approximately $79 million related to the sale or transfer to HFS of various loan portfolios. The second quarter of 2013 includes a reduction of approximately $650 million related to the sale or transfer to HFS of various U.S. loan portfolios and a reduction of approximately $360 million related to the transfer of Credicard to discontinued operations held for sale. Additionally, a reduction of approximately $90 million related to a transfer to HFS of a loan portfolio in Greece and a reduction of approximately $220 million related to foreign currency translation. The first quarter of 2013 includes reductions of approximately $855 million related to the sale or transfer to HFS of various U.S. loan portfolios and a reduction of approximately $165 million related to a transfer to HFS of a loan portfolio in Greece.

(3)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,472	$16,451	$18,923	$2,584	$17,064	$19,648
Charge-offs	(47)	(2,765)	(2,812)	(221)	(5,574)	(5,795)
Recoveries	36	587	623	65	1,102	1,167
Replenishment of net charge-offs	11	2,178	2,189	156	4,472	4,628
Net reserve releases	(26)	(495)	(521)	(127)	(954)	(1,081)
Net specific reserve releases	(75)	(14)	(89)	(85)	(90)	(175)
Other	(1)	(422)	(423)	(2)	(500)	(502)
Ending balance	$2,370	$15,520	$17,890	$2,370	$15,520	$17,890

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,779	$20,948	$23,727	$2,776	$22,679	$25,455
Charge-offs	(97)	(3,160)	(3,257)	(157)	(6,544)	(6,701)
Recoveries	52	597	649	67	1,148	1,215
Replenishment of net charge-offs	45	2,563	2,608	90	5,396	5,486
Net reserve releases	(98)	(544)	(642)	(129)	(819)	(948)
Net specific reserve builds (releases)	30	(169)	(139)	72	(569)	(497)
Other	(3)	(1,363)	(1,366)	(11)	(2,419)	(2,430)
Ending balance	$2,708	$18,872	$21,580	$2,708	$18,872	$21,580

	June 30, 2014			December 31, 2013
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$2,103	$11,094	$13,197	$2,232	$12,402	$14,634
Determined in accordance with ASC 310-10-35	183	4,400	4,583	268	4,633	4,901
Determined in accordance with ASC 310-30	84	26	110	84	29	113
Total allowance for loan losses	$2,370	$15,520	$17,890	$2,584	$17,064	$19,648
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$276,784	$361,598	$638,382	$265,230	$368,449	$633,679
Loans individually evaluated for impairment in accordance with ASC 310-10-35	1,512	22,231	23,743	2,222	23,793	26,015
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	105	470	575	117	632	749
Loans held at fair value	4,758	46	4,804	4,072	957	5,029
Total loans, net of unearned income	$283,159	$384,345	$667,504	$271,641	$393,831	$665,472

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill during the first six months of 2014 were as follows:

In millions of dollars
Balance at December 31, 2013	$25,009
Foreign exchange translation and other	1
Divestitures	(2)
Balance at March 31, 2014	$25,008
Foreign exchange translation and other	208
Divestitures	(129)
Balance at June 30, 2014	25,087

Goodwill is tested for impairment annually during the third quarter at the reporting unit level and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the first six months of 2014, an interim impairment test on goodwill was performed and no goodwill was written off due to impairment.
As discussed in Note 3 to the Consolidated Financial Statements, effective January 1, 2014, the businesses within the legacy ICG reporting units, Securities and Banking and Transaction Services, were realigned and aggregated within two new ICG reporting units—Banking and Markets and Securities Services (Markets). The ICG reorganization was identified as a triggering event for purposes of goodwill impairment testing. Consistent with the requirements of ASC 350, goodwill was assessed for impairment as of January 1, 2014. The total goodwill associated with the legacy reporting units was allocated among the component businesses based on their relative fair values, and these allocated goodwill amounts were then re-aggregated based on the new classification within either Banking or Markets reporting units. The fair values of the legacy and new ICG reporting units exceeded their respective carrying values, resulting in no impairment of goodwill. Subsequent to January 1, 2014, goodwill will be allocated to disposals and tested for impairment under Banking and Markets.
Furthermore, during the second quarter of 2014, the Company signed an agreement to sell the Spain consumer business including the entire Citi Holdings—Cards reporting unit. As a result, 100% of the Citi Holdings—Cards goodwill balance was allocated to the sale and transferred to assets held for sale as of June 30, 2014.
There were no other triggering events during the second quarter of 2014 and therefore no additional goodwill impairment test was performed. The fair values of the Company’s reporting units as of the most recent goodwill impairment tests substantially exceeded their carrying values and did not indicate a more likely than not risk of impairment.
The following table shows reporting units with goodwill balances as of June 30, 2014.

In millions of dollars
Reporting Unit(1)	Goodwill
North America Global Consumer Banking	$6,778
EMEA Global Consumer Banking	366
Asia Global Consumer Banking	5,182
Latin America Global Consumer Banking	1,782
Banking	3,915
Markets and Securities Services	7,022
Latin America Retirement Services	42
Citi Holdings—Cards(2)	—
Total	$25,087

(1)	Citi Holdings—Other is excluded from the table as there is no goodwill allocated to it.

(2)	Citi Holdings—Cards goodwill of $116 million was reclassified to assets held for sale as of June 30, 2014.

Intangible Assets

The components of intangible assets as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,531	$6,156	$1,375	$7,552	$6,006	$1,546
Core deposit intangibles	1,238	1,071	167	1,255	1,052	203
Other customer relationships	705	407	298	675	389	286
Present value of future profits	238	152	86	238	146	92
Indefinite-lived intangible assets	323	—	323	323	—	323
Other(1)	5,066	2,613	2,453	5,073	2,467	2,606
Intangible assets (excluding MSRs)	$15,101	$10,399	$4,702	$15,116	$10,060	$5,056
Mortgage servicing rights (MSRs)	2,282	—	2,282	2,718	—	2,718
Total intangible assets	$17,383	$10,399	$6,984	$17,834	$10,060	$7,774

(1)	Includes contract-related intangible assets.

The changes in intangible assets during the six months ended June 30, 2014 were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2013	Acquisitions/ divestitures	Amortization	Impairments	FX and other (1)	June 30, 2014
Purchased credit card relationships	$1,546	$(9)	$(166)	$—	$4	$1,375
Core deposit intangibles	203	(6)	(30)	—	—	167
Other customer relationships	286	14	(14)	—	12	298
Present value of future profits	92	—	(6)	—	—	86
Indefinite-lived intangible assets	323	(2)	—	—	2	323
Other	2,606	—	(165)	2	10	2,453
Intangible assets (excluding MSRs)	$5,056	$(3)	$(381)	$2	$28	$4,702
Mortgage servicing rights (MSRs) (2)	2,718					2,282
Total intangible assets	$7,774					$6,984

(1)	Includes foreign exchange translation and purchase accounting adjustments.

(2)	See Note 20 to the Consolidated Financial Statements for the roll-forward of MSRs.

17.   DEBT
Short-Term Borrowings

In millions of dollars	June 30, 2014	December 31, 2013
Commercial paper
Significant Citibank Entities(1)	$14,623	$17,677
Parent(2)	230	201
Total Commercial paper	$14,853	$17,878
Other borrowings (3)	44,681	41,066
Total	$59,534	$58,944

(1)	Significant Citibank Entities consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)	Parent includes the parent holding company (Citigroup Inc.) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup.

(3)	At both June 30, 2014 and December 31, 2013, collateralized short-term advances from the Federal Home Loan Banks were $11 billion.

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

Long-Term Debt

In millions of dollars	June 30, 2014	December 31, 2013
Citigroup Inc.(1)	$154,945	$156,804
Bank(2)	64,072	56,457
Broker-dealer(3)	7,967	7,855
Total(4)	$226,984	$221,116

(1)	Parent holding company, Citigroup Inc.

(2)
Represents the Significant Citibank Entities as well as other Citibank and Banamex entities. At June 30, 2014 and December 31, 2013, collateralized long-term advances from the Federal Home Loan Banks were $19.1 billion and $14.0 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(4)
Includes senior notes with carrying values of $8 million issued to outstanding Safety First Trusts at June 30, 2014 and $87 million issued to these trusts at December 31, 2013. Citigroup owns all of the voting securities of the Safety First Trusts. The Safety First Trusts have no assets, operations, revenues or cash flows other than those related to the issuance, administration and repayment of the Safety First Trust securities and the Safety First Trusts’ common securities.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.8 billion and $3.9 billion at June 30, 2014 and December 31, 2013, respectively. In issuing these trust preferred securities, Citi formed statutory business trusts under the laws of the State of Delaware. The trusts exist for the exclusive purposes of (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trust; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (subordinated debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. Generally, upon receipt of certain regulatory approvals, Citigroup has the right, but not the obligation, to redeem these securities upon the date specified in the respective security. The respective common securities issued by each trust and held by Citigroup are redeemed concurrently with the redemption of the applicable trust preferred securities.

The following table summarizes the Company’s outstanding trust preferred securities at June 30, 2014:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	171	6.829%	50	171	June 28, 2067	June 28, 2017
Adam Capital Trust III(2)	Dec. 2002	17,500	18	3 mo. LIB +335 bp.	542	18	Jan. 7, 2033	Jan. 7, 2008
Total obligated			$2,629			$2,635

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

(2)	Redeemed in full on July 7, 2014.

In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities. Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII and Adam Capital Trust III.

18.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 are as follows:
Three months ended June 30, 2014:

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)(4)	Accumulated other comprehensive income (loss)
Balance, March 31, 2014	$(1,212)	$(1,127)	$(4,022)	$(12,785)	$(19,146)
Other comprehensive income before reclassifications	$1,037	$58	$(195)	$17	$917
Increase (decrease) due to amounts reclassified from AOCI	(31)	62	51	—	82
Change, net of taxes	$1,006	$120	$(144)	$17	$999
Balance at June 30, 2014	$(206)	$(1,007)	$(4,166)	$(12,768)	$(18,147)
Six months ended June 30, 2014:

In millions of dollars
Balance, December 31, 2013	$(1,640)	$(1,245)	$(3,989)	$(12,259)	$(19,133)
Other comprehensive income before reclassifications	$1,415	$104	$(257)	$(509)	$753
Increase (decrease) due to amounts reclassified from AOCI	19	134	80	—	233
Change, net of taxes	$1,434	$238	$(177)	$(509)	$986
Balance at June 30, 2014	$(206)	$(1,007)	$(4,166)	$(12,768)	$(18,147)
Three months ended June 30, 2013 :

In millions of dollars
Balance, March 31, 2013	$742	$(2,168)	$(5,016)	$(10,617)	$(17,059)
Other comprehensive income before reclassifications	$(1,927)	$346	$368	$(1,720)	$(2,933)
Increase (decrease) due to amounts reclassified from AOCI	(116)	151	33	—	68
Change, net of taxes	$(2,043)	$497	$401	$(1,720)	$(2,865)
Balance at June 30, 2013	$(1,301)	$(1,671)	$(4,615)	$(12,337)	$(19,924)

Six months ended June 30, 2013:

In millions of dollars
Balance, December 31, 2012	$597	$(2,293)	$(5,270)	$(9,930)	$(16,896)
Other comprehensive income before reclassifications	$(1,589)	$332	$575	$(2,407)	$(3,089)
Increase (decrease) due to amounts reclassified from AOCI	(309)	290	80	—	61
Change, net of taxes	$(1,898)	$622	$655	$(2,407)	$(3,028)
Balance at June 30, 2013	$(1,301)	$(1,671)	$(4,615)	$(12,337)	$(19,924)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the Korean won, British pound, Euro, and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2014. Primarily reflects the movements in the Russian ruble, Argentine peso, Korean won, and Japanese yen against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2014. Primarily reflects the movements in (by order of impact) the Mexican peso, Australian dollar, Indian rupee, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2013. Primarily reflects the movements in (by order of impact) the Mexican peso, Japanese yen, British pound, and Korean won against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2013.

(4)	Reclassified to reflect the allocation of foreign currency translation between net unrealized gains (losses) on investment securities to CTA.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 are as follows:
Three months ended June 30, 2014:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2014	$(27,297)	$8,151	$(19,146)
Change in net unrealized gains (losses) on investment securities	1,585	(579)	1,006
Cash flow hedges	205	(85)	120
Benefit plans	(239)	95	(144)
Foreign currency translation adjustment	101	(84)	17
Change	$1,652	$(653)	$999
Balance, June 30, 2014	$(25,645)	$7,498	$(18,147)
Six months ended June 30, 2014:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2013	$(27,596)	$8,463	$(19,133)
Change in net unrealized gains (losses) on investment securities	2,288	(854)	1,434
Cash flow hedges	386	(148)	238
Benefit plans	(294)	117	(177)
Foreign currency translation adjustment	(429)	(80)	(509)
Change	$1,951	$(965)	$986
Balance, June 30, 2014	$(25,645)	$7,498	$(18,147)
Three months ended June 30, 2013:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2013	$(25,201)	$8,142	$(17,059)
Change in net unrealized gains (losses) on investment securities	(3,235)	1,192	(2,043)
Cash flow hedges	804	(307)	497
Benefit plans	649	(248)	401
Foreign currency translation adjustment	(1,863)	143	(1,720)
Change	$(3,645)	$780	$(2,865)
Balance, June 30, 2013	$(28,846)	$8,922	$(19,924)
Six months ended June 30, 2013:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2012	$(25,334)	$8,438	$(16,896)
Change in net unrealized gains (losses) on investment securities	(2,993)	1,095	(1,898)
Cash flow hedges	1,005	(383)	622
Benefit plans	997	(342)	655
Foreign currency translation adjustment	(2,521)	114	(2,407)
Change	$(3,512)	$484	$(3,028)
Balance, June 30, 2013	$(28,846)	$8,922	$(19,924)

During the three and six months ended June 30, 2014 , respectively, the Company recognized a pretax loss of $136 million ($82 million net of tax) and a pretax loss of $373 million ($233 million net of tax) related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Realized (gains) losses on sales of investments	$(84)	$(212)
OTTI gross impairment losses	37	238
Subtotal, pretax	$(47)	$26
Tax effect	16	(7)
Net realized (gains) losses on investment securities, after-tax(1)	$(31)	$19
Interest rate contracts	$73	$134
Foreign exchange contracts	28	84
Subtotal, pretax	$101	$218
Tax effect	(39)	(84)
Amortization of cash flow hedges, after-tax(2)	$62	$134
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(19)
Net actuarial loss	64	120
Curtailment/settlement impact (3)(4)	28	28
Subtotal, pretax	$82	$129
Tax effect	(31)	(49)
Amortization of benefit plans, after-tax(3)	$51	$80
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$136	$373
Total tax effect	(54)	(140)
Total amounts reclassified out of AOCI, after-tax	$82	$233

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

During the three and six months ended June 30, 2013 , respectively, the Company recognized a pretax loss of $122 million ($68 million net of tax) and a pretax loss of $130 million ($61 million net of tax) related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three Months Ended June 30, 2013	Six months ended June 30, 2013

Realized (gains) losses on sales of investments	$(251)	$(701)
OTTI gross impairment losses	75	231
Subtotal, pretax	$(176)	$(470)
Tax effect	60	161
Net realized (gains) losses on investment securities, after-tax(1)	$(116)	$(309)
Interest rate contracts	$202	$385
Foreign exchange contracts	43	86
Subtotal, pretax	$245	$471
Tax effect	(94)	(181)
Amortization of cash flow hedges, after-tax(2)	$151	$290
Amortization of unrecognized
Prior service cost (benefit)	$2	$5
Net actuarial loss	71	144
Cumulative effect of change in accounting policy(3)(4)	(20)	(20)
Subtotal, pretax	$53	$129
Tax effect	(20)	(49)
Amortization of benefit plans, after-tax(3)	$33	$80
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$122	$130
Total tax effect	(54)	(69)
Total amounts reclassified out of AOCI, after-tax	$68	$61

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 21 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

(4)	See Note 1 to the Consolidated Financial Statements for additional details.

19.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding at June 30, 2014 and December 31, 2013:

						Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate	Redemption price per depositary share/preference share	Number of depositary shares	June 30, 2014	December 31, 2013
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	$25	3,870,330	$97	$97
Series E(2)	April 28, 2008	April 30, 2018	8.400%	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950%	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900%	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800%	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350%	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125%	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875%	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875%	25	19,200,000	480	—
Series M(10)	April 30, 2014	May 15, 2024	6.300%	1,000	1,750,000	1,750	—
						$8,968	$6,738

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

(10)
Issued as depository shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on May 15 and November 15 at a fixed rate until May 15, 2024, thereafter payable quarterly on February 15, May 15, August 15, and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

Through the second quarter of 2014, Citi had distributed approximately $224 million in dividends on its outstanding preferred stock during the year. Based on its preferred stock outstanding as of June 30, 2014, Citi estimates it will distribute preferred dividends of approximately $287 million during the remainder of 2014, in each case assuming such dividends are approved by the Citi Board of Directors.

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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of June 30, 2014 and December 31, 2013, is presented below:

	As of June 30, 2014
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$62,332	$62,332	$—	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	241,660	—	241,660	3,126	—	—	26	3,152
Non-agency-sponsored	6,200	453	5,747	405	—	—	—	405
Citi-administered asset-backed commercial paper conduits (ABCP)	30,079	30,079	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,749	—	4,749	31	—	—	—	31
Collateralized loan obligations (CLOs)	12,443	—	12,443	1,689	—	—	—	1,689
Asset-based financing	55,927	1,560	54,367	20,209	68	1,748	296	22,321
Municipal securities tender option bond trusts (TOBs)	12,431	6,919	5,512	18	—	3,602	—	3,620
Municipal investments	16,551	160	16,391	1,908	1,997	1,127	—	5,032
Client intermediation	1,933	376	1,557	26	—	—	—	26
Investment funds (5)	34,283	2,208	32,075	17	416	74	—	507
Trust preferred securities	2,667	—	2,667	—	7	—	—	7
Other	2,362	334	2,028	82	590	60	80	812
Total	$483,617	$104,421	$379,196	$27,511	$3,078	$6,611	$402	$37,602
Citi Holdings
Credit card securitizations	$1,690	$1,379	$311	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	48,184	—	48,184	343	—	—	107	450
Non-agency-sponsored	11,703	675	11,028	38	—	—	2	40
Student loan securitizations	—	—	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,028	—	3,028	259	—	—	129	388
Collateralized loan obligations (CLOs)	2,254	—	2,254	269	—	7	119	395
Asset-based financing	2,068	3	2,065	269	3	95	—	367
Municipal investments	7,086	—	7,086	2	196	926	—	1,124
Investment funds	694	—	694	—	—	—	—	—
Other	1,232	1,227	5	—	—	—	—	—
Total	$77,939	$3,284	$74,655	$1,180	$199	$1,028	$357	$2,764
Total Citigroup	$561,556	$107,705	$453,851	$28,691	$3,277	$7,639	$759	$40,366

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s June 30, 2014 Consolidated Balance Sheet.

(3)
A significant unconsolidated VIE is an entity where the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(4)
Citicorp mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(5) Substantially all of the unconsolidated investment funds’ assets are related to retirement funds in Mexico managed by Citi. See “Investment Funds” below for further discussion.

	As of December 31, 2013
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$52,229	$52,229	$—	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	239,204	—	239,204	3,583	—	—	36	3,619
Non-agency-sponsored	7,711	598	7,113	583	—	—	—	583
Citi-administered asset-backed commercial paper conduits (ABCP)	31,759	31,759	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,204	—	4,204	34	—	—	—	34
Collateralized loan obligations (CLOs)	16,883	—	16,883	1,938	—	—	—	1,938
Asset-based financing	45,884	971	44,913	17,452	74	1,132	195	18,853
Municipal securities tender option bond trusts (TOBs)	12,716	7,039	5,677	29	—	3,881	—	3,910
Municipal investments	15,962	223	15,739	1,846	2,073	1,173	—	5,092
Client intermediation	1,778	195	1,583	145	—	—	—	145
Investment funds (5)	32,324	3,094	29,230	191	264	81	—	536
Trust preferred securities	4,822	—	4,822	—	51	—	—	51
Other	2,439	225	2,214	143	649	20	78	890
Total	$467,915	$96,333	$371,582	$25,944	$3,111	$6,287	$309	$35,651
Citi Holdings
Credit card securitizations	$1,867	$1,448	$419	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	73,549	—	73,549	549	—	—	77	626
Non-agency-sponsored	13,193	1,695	11,498	35	—	—	2	37
Student loan securitizations	1,520	1,520	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,879	—	3,879	273	—	—	87	360
Collateralized loan obligations (CLOs)	2,733	—	2,733	358	—	—	111	469
Asset-based financing	3,508	3	3,505	629	3	258	—	890
Municipal investments	7,304	—	7,304	3	204	939	—	1,146
Investment funds	1,237	—	1,237	—	61	—	—	61
Other	4,494	4,434	60	—	—	—	—	—
Total	$113,284	$9,100	$104,184	$1,847	$268	$1,197	$277	$3,589
Total Citigroup	$581,199	$105,433	$475,766	$27,791	$3,379	$7,484	$586	$39,240

(1)	The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s December 31, 2013 Consolidated Balance Sheet.

(3)
A significant unconsolidated VIE is an entity where the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

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

•
certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $15 billion and $16 billion at June 30, 2014 and December 31, 2013, respectively; and

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Liquidity	Loan	Liquidity	Loan
In millions of dollars	facilities	commitments	facilities	commitments
Citicorp
Asset-based financing	$5	$1,743	$5	$1,127
Municipal securities tender option bond trusts (TOBs)	3,602	—	3,881	—
Municipal investments	—	1,127	—	1,173
Investment funds	—	74	—	81
Other	—	60	—	20
Total Citicorp	$3,607	$3,004	$3,886	$2,401
Citi Holdings
Collateralized loan obligations (CLOs)	$—	$7	$—	$—
Asset-based financing	—	95	—	258
Municipal investments	—	926	—	939
Total Citi Holdings	$—	$1,028	$—	$1,197
Total Citigroup funding commitments	$3,607	$4,032	$3,886	$3,598
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
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.2	$0.1	$0.3	$0.2	$0.2	$0.4
Trading account assets	1.0	—	1.0	1.0	—	1.0
Investments	12.5	—	12.5	10.9	—	10.9
Total loans, net	89.6	3.1	92.7	83.2	8.7	91.9
Other	1.2	—	1.2	1.1	0.2	1.3
Total assets	$104.5	$3.2	$107.7	$96.4	$9.1	$105.5
Short-term borrowings	$21.5	$—	$21.5	$24.3	$—	$24.3
Long-term debt	38.1	1.0	39.1	32.8	2.0	34.8
Other liabilities	0.8	0.1	0.9	0.9	0.1	1.0
Total liabilities	$60.4	$1.1	$61.5	$58.0	$2.1	$60.1

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$4.1	$0.5	$4.6	$4.8	$0.6	$5.4
Investments	3.6	0.2	3.8	3.7	0.4	4.1
Total loans, net	20.9	0.3	21.2	18.3	0.6	18.9
Other	2.0	0.4	2.4	2.2	0.5	2.7
Total assets	$30.6	$1.4	$32.0	$29.0	$2.1	$31.1
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
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables as of June 30, 2014 and December 31, 2013:

	Citicorp		Citi Holdings
In billions of dollars	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$37.7	$32.3	$—	$—
Retained by Citigroup as trust-issued securities	9.4	8.1	1.3	1.3
Retained by Citigroup via non-certificated interests	12.9	12.1	—	—
Total ownership interests in principal amount of trust credit card receivables	$60.0	$52.5	$1.3	$1.3

Credit Card Securitizations—Citicorp
The following tables summarize selected cash flow information related to Citicorp’s credit card securitizations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$2.4	$2.5
Pay down of maturing notes	(1.3)	(0.8)

	Six months ended June 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$6.7	$2.5
Pay down of maturing notes	(1.3)	(1.6)

Credit Card Securitizations—Citi Holdings
The following tables summarize selected cash flow information related to Citi Holdings’ credit card securitizations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	—	—

	Six months ended June 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$0.1	$—
Pay down of maturing notes	—	(0.1)

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
Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 3.0 years as of June 30, 2014 and 3.1 years as of December 31, 2013.

Master Trust Liabilities (at par value)

In billions of dollars	June 30, 2014	Dec. 31, 2013
Term notes issued to third parties	$33.4	$27.9
Term notes retained by Citigroup affiliates	7.5	6.2
Total Master Trust liabilities	$40.9	$34.1

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.2 years as of June 30, 2014 and 0.7 years as of December 31, 2013.

Omni Trust Liabilities (at par value)

In billions of dollars	June 30, 2014	Dec. 31, 2013
Term notes issued to third parties	$4.3	$4.4
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$6.2	$6.3

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
The Company securitizes mortgage loans generally through either a government-sponsored agency, such as Ginnie Mae, Fannie Mae or Freddie Mac (U.S. agency-sponsored mortgages), or private-label (non-agency-sponsored mortgages) securitization. The Company is not the primary beneficiary of its U.S. agency-sponsored mortgage securitizations because Citigroup does not have the power to direct the activities of the VIE that most significantly impact the entities’ economic performance. Therefore, Citi does not consolidate these U.S. agency-sponsored mortgage securitizations.
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

Mortgage Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp mortgage securitizations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$6.0	$3.6	$20.4	$2.6
Contractual servicing fees received	0.1	—	0.1	—

	Six months ended June 30,
	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$13.1	$5.2	$38.8	$3.0
Contractual servicing fees received	0.2	—	0.2	—
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $6 million and $12 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, gains recognized on the securitization of non-agency sponsored mortgages were $25 million and $29 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $143 million and $144 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2013, gains recognized on the securitization of non-agency sponsored mortgages were $24 million and $32 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.7% to 12.0%	4.6%	2.6% to 7.0%
Weighted average discount rate	10.8%	4.6%	6.1%
Constant prepayment rate	4.7% to 13.3%	0.0%	3.3%
Weighted average constant prepayment rate	5.6%	0.0%	3.3%
Anticipated net credit losses (2)	NM	40.0%	58.5%
Weighted average anticipated net credit losses	NM	40.0%	58.5%
Weighted average life	7.4 to 9.4 years	8.6 years	4.0 to 10.1 years

	Three months ended June 30, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.1% to 10.4%	2.3% to 4.3%	5.5% to 12.0%
Weighted average discount rate	9.1%	3.3%	8.2%
Constant prepayment rate	4.3% to 19.0%	5.5% to 10.0%	5.5% to 10.0%
Weighted average constant prepayment rate	5.8%	7.9%	8.6%
Anticipated net credit losses (2)	NM	47.2% to 53.0%	47.2% to 53.0%
Weighted average anticipated net credit losses	NM	49.8%	48.9%
Weighted average life	0.1 to 11.8 years	2.9 to 9.7 years	2.5 to 10.7 years

	Six months ended June 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 12.0%	1.4% to 4.6%	2.6% to 9.1%
Weighted average discount rate	10.5%	3.8%	6.8%
Constant prepayment rate	0.0% to 16.0%	0.0%	3.3% to 6.1%
Weighted average constant prepayment rate	5.1%	0.0%	5.2%
Anticipated net credit losses (2)	NM	40.0%	40.0% to 58.5%
Weighted average anticipated net credit losses	NM	40.0%	52.9%
Weighted average life	0.0 to 9.7 years	2.6 to 8.6 years	3.0 to 14.5 years

	Six months ended June 30, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	1.1% to 12.4%	2.3% to 4.3%	5.5% to 19.2%
Weighted average discount rate	10.0%	3.3%	8.2%
Constant prepayment rate	4.0% to 21.4%	5.5% to 10.0%	1.3% to 10.0%
Weighted average constant prepayment rate	5.8%	7.9%	7.0%
Anticipated net credit losses (2)	NM	47.2% to 53.0%	44.7% to 89.0%
Weighted average anticipated net credit losses	NM	49.8%	57.9%
Weighted average life	0.1 to 11.8 years	2.9 to 9.7 years	2.5 to 16.5 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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
At June 30, 2014 and December 31, 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	June 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 52.5%	2.0% to 15.8%	1.3% to 18.6%
Weighted average discount rate	6.9%	5.1%	9.2%
Constant prepayment rate	5.4% to 38.5%	1.8% to 100.0%	1.2% to 22.4%
Weighted average constant prepayment rate	11.8%	14.3%	6.5%
Anticipated net credit losses (2)	NM	0.1% to 71.7%	10.4% to 90.0%
Weighted average anticipated net credit losses	NM	50.1%	54.3%
Weighted average life	0.1 to 10.9 years	0.5 to 11.7 years	0.0 to 24.7 years

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.1% to 20.9%	0.5% to 17.4%	2.1% to 19.6%
Weighted average discount rate	6.9%	5.5%	11.2%
Constant prepayment rate	6.2% to 30.4%	1.3% to 100.0%	1.4% to 23.1%
Weighted average constant prepayment rate	11.1%	6.4%	7.4%
Anticipated net credit losses (2)	NM	0.1% to 80.0%	25.5% to 81.9%
Weighted average anticipated net credit losses	NM	49.5%	52.8%
Weighted average life	2.1 to 14.1 years	0.0 to 11.9 years	0.0 to 26.0 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at June 30, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,408	$211	$451
Discount rates
Adverse change of 10%	$(70)	$(4)	$(28)
Adverse change of 20%	(136)	(8)	(54)
Constant prepayment rate
Adverse change of 10%	(87)	(1)	(9)
Adverse change of 20%	(168)	(2)	(18)
Anticipated net credit losses
Adverse change of 10%	NM	(2)	(10)
Adverse change of 20%	NM	(3)	(19)

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,519	$293	$429
Discount rates
Adverse change of 10%	$(76)	$(6)	$(25)
Adverse change of 20%	(148)	(11)	(48)
Constant prepayment rate
Adverse change of 10%	(96)	(1)	(7)
Adverse change of 20%	(187)	(2)	(14)
Anticipated net credit losses
Adverse change of 10%	NM	(2)	(7)
Adverse change of 20%	NM	(3)	(14)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings mortgage securitizations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.1	$—	$—	$—
Contractual servicing fees received	—	—	0.1	—

	Six months ended June 30,
	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.2	$—	$—	$—
Contractual servicing fees received	0.1	—	0.1	—
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $13 million and $20 million for the three and six months ended June 30, 2014, respectively. Gains recognized on the securitization of U.S. agency-sponsored mortgages were $4 million and $7 million for the three and six months ended June 30, 2013, respectively.
The Company did not securitize non-agency-sponsored mortgages for the quarters ended June 30, 2014 and 2013.
Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

At June 30, 2014 and December 31, 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	June 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	0.0% to 50.8%	0.0%	—
Weighted average discount rate	10.9%	0.0%	—
Constant prepayment rate	7.5% to 27.2%	17.2%	—
Weighted average constant prepayment rate	18.7%	17.2%	—
Anticipated net credit losses	NM	0.3%	—
Weighted average anticipated net credit losses	NM	0.3%	—
Weighted average life	4.1 to 11.0 years	4.5 years	—

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	0.0% to 49.3%	9.9%	—
Weighted average discount rate	9.5%	9.9%	—
Constant prepayment rate	9.6% to 26.2%	12.3% to 27.3%	—
Weighted average constant prepayment rate	20.0%	15.6%	—
Anticipated net credit losses	NM	0.3%	—
Weighted average anticipated net credit losses	NM	0.3%	—
Weighted average life	2.3 to 7.6 years	5.2 years	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)	Citi Holdings held no subordinated interests in mortgage securitizations as of June 30, 2014 and December 31, 2013.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at June 30, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$353	$41	$—
Discount rates
Adverse change of 10%	$(16)	$—	$—
Adverse change of 20%	(31)	(1)	—
Constant prepayment rate
Adverse change of 10%	(21)	(3)	—
Adverse change of 20%	(41)	(6)	—
Anticipated net credit losses
Adverse change of 10%	NM	(5)	—
Adverse change of 20%	NM	(11)	—

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$585	$50	$—
Discount rates
Adverse change of 10%	$(16)	$(3)	$—
Adverse change of 20%	(32)	(5)	—
Constant prepayment rate			—
Adverse change of 10%	(33)	(3)	—
Adverse change of 20%	(65)	(6)	—
Anticipated net credit losses
Adverse change of 10%	NM	(5)	—
Adverse change of 20%	NM	(11)	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
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
These transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $2.3 billion and $2.5 billion at June 30, 2014 and 2013, respectively. Of these amounts, approximately $1.8 billion and $1.9 billion, respectively, were specific to Citicorp, with the remainder to Citi Holdings. The MSRs correspond to principal loan balances of $250 billion and $301 billion as of June 30, 2014 and 2013, respectively. The following tables summarize the changes in capitalized MSRs for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
In millions of dollars	2014	2013
Balance, as of March 31	$2,586	$2,203
Originations	49	204
Changes in fair value of MSRs due to changes in inputs and assumptions	(91)	247
Other changes (1)	(99)	(130)
Sale of MSRs	(163)	—
Balance, as of June 30	$2,282	$2,524

	Six months ended June 30,
In millions of dollars	2014	2013
Balance, beginning of year	$2,718	$1,942
Originations	99	376
Changes in fair value of MSRs due to changes in inputs and assumptions	(175)	470
Other changes (1)	(225)	(263)
Sale of MSRs (2)	(135)	(1)
Balance, as of June 30	$2,282	$2,524

(1)	Represents changes due to customer payments and passage of time.

(2)	Includes a sale of credit challenged MSRs for which Citi paid the new servicer.

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2014	2013	2014	2013
Servicing fees	$162	$198	$332	$415
Late fees	5	11	15	19
Ancillary fees	16	21	36	52
Total MSR fees	$183	$230	$383	$486

These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the three and six months ended June 30, 2014, Citi transferred non-agency (private-label) securities with an original par value of approximately $251 million and $389 million, respectively, to re-securitization entities, compared to $152 million and $396 million for the three and six months ended June 30, 2013. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2014, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $403 million (including $40 million related to re-securitization transactions executed in 2014), which has been recorded in Trading account assets. Of this amount, approximately $27 million was related to senior beneficial interests, and approximately $376 million was related to subordinated beneficial interests. As of December 31, 2013, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $425 million (including $131 million related to re-securitization transactions executed in 2013). Of this amount, approximately $58 million was related to senior beneficial interests, and approximately $367 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of June 30, 2014 and December 31, 2013 was approximately $5.1 billion and $6.1 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2014, Citi transferred agency securities with a fair value of approximately $4.9 billion and $11.3 billion, respectively, to re-securitization entities compared to approximately $7.3 billion and $14.8 billion for the three and six months ended June 30, 2013.
As of June 30, 2014, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.2 billion (including $779 million related to re-securitization transactions executed in 2014) compared to $1.5 billion as of December 31, 2013 (including $1.2 billion related to re-securitization transactions executed in 2013), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2014 and December 31, 2013 was approximately $78.2 billion and $75.5 billion, respectively.
As of June 30, 2014 and December 31, 2013, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings. At June 30, 2014 and December 31, 2013, the conduits had approximately $30 billion and $32 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $14.5 billion and $13.5 billion, respectively.

Substantially all of the funding of the conduits is in the form of short-term commercial paper. At the respective periods ended June 30, 2014 and December 31, 2013, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 52 and 67 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. One conduit holds only loans that are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $2.3 billion as of June 30, 2014 and December 31, 2013. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. At June 30, 2014 and December 31, 2013, the Company owned $15.2 billion and $13.9 billion, respectively, of the commercial paper issued by its administered conduits.

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

Key Assumptions and Retained Interests—Citicorp
At June 30, 2014 and December 31, 2013, the key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	June 30, 2014	December 31, 2013
Discount rate	1.4% to 1.6%	1.5% to 1.6%

June 30, 2014
In millions of dollars	CLO
Carrying value of retained interests	$1,536
Value of underlying portfolio
Adverse change of 10%	$(10)
Adverse change of 20%	(20)

December 31, 2013
In millions of dollars	CLO
Carrying value of retained interests	$1,333
Value of underlying portfolio
Adverse change of 10%	$(7)
Adverse change of 20%	(14)

Key Assumptions and Retained Interests—Citi Holdings
At June 30, 2014 and December 31, 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

June 30, 2014
	CDOs	CLOs
Discount rate	44.4% to 48.9%	4.5% to 5.0%

December 31, 2013
	CDOs	CLOs
Discount rate	44.3% to 48.7%	4.5% to 5.0%

	June 30, 2014
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$6	$25
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(2)	—

	December 31, 2013
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$19	$31
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(2)	—

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

Asset-Based Financing—Citicorp
The primary types of Citicorp’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at June 30, 2014 and December 31, 2013 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$21,852	$6,616
Corporate loans	2,073	1,657
Airplanes, ships and other assets	30,442	14,048
Total	$54,367	$22,321

	December 31, 2013
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$14,042	$3,902
Corporate loans	2,221	1,754
Airplanes, ships and other assets	28,650	13,197
Total	$44,913	$18,853

The following table summarizes selected cash flow information related to asset-based financings for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$—	$—
Cash flows received on retained interest and other net cash flows	$0.2	$0.3

	Six months ended June 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$0.5	$—
Cash flows received on retained interest and other net cash flows	$0.2	$0.6

The key assumption used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below for the following periods presented:

	June 30, 2014	Dec. 31, 2013
Discount rate	3.0%	3.0%

June 30, 2014
In millions of dollars	Asset-based financing
Carrying value of retained interests	$1,157
Value of underlying portfolio
Adverse change of 10%	$(9)
Adverse change of 20%	(18)

December 31, 2013
In millions of dollars	Asset-based financing
Carrying value of retained interests	$1,316
Value of underlying portfolio
Adverse change of 10%	$(11)
Adverse change of 20%	(23)

Asset-Based Financing—Citi Holdings
The primary types of Citi Holdings’ asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at June 30, 2014 and December 31, 2013 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$774	$282
Corporate loans	—	—
Airplanes, ships and other assets	1,291	85
Total	$2,065	$367

	December 31, 2013
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$774	$298
Corporate loans	112	96
Airplanes, ships and other assets	2,619	496
Total	$3,505	$890

The following table summarizes selected cash flow information related to asset-based financings for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,
In billions of dollars	2014	2013
Cash flows received on retained interest and other net cash flows	$—	$0.2

	Six months ended June 30,
In billions of dollars	2014	2013
Cash flows received on retained interest and other net cash flows	$0.1	$0.2

At June 30, 2014 and December 31, 2013, the effects of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests are set forth in the tables below:

June 30, 2014
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
The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters, and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company’s inventory of Floaters fluctuates over time. At June 30, 2014 and December 31, 2013, the Company held

$91 million and $176 million, respectively, of Floaters related to both customer and non-customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At June 30, 2014 and December 31, 2013 approximately $231 million and $230 million, respectively, of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.
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
At June 30, 2014 and December 31, 2013, liquidity agreements provided with respect to customer TOB trusts totaled $3.6 billion and $3.9 billion, respectively, of which $2.5 billion and $2.8 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $7.6 billion and $5.4 billion as of June 30, 2014 and December 31, 2013, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.
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

Municipal Investments
Municipal investment transactions include debt and equity interests in partnerships that finance the construction and rehabilitation of low-income housing, facilitate lending in new or underserved markets, or finance the construction or operation of renewable municipal energy facilities. The Company generally invests in these partnerships as a limited partner and earns a return primarily through the receipt of tax credits and grants earned from the investments made by the partnership. The Company may also provide construction loans or permanent loans for the development or operation of real estate properties held by partnerships. These entities are generally considered VIEs. The power to direct the activities of these entities is typically held by the general partner. Accordingly, these entities are not consolidated by the Company.

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
The proceeds from new securitizations related to the Company’s client intermediation transactions for the three and six months ended June 30, 2014 totaled approximately $0.3 billion and $1.2 billion, respectively.

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
Derivative transactions are customarily documented under industry standard master agreements and credit support annexes, which provide that following an uncured payment default or other event of default the non-defaulting party may promptly terminate all transactions between the parties and determine a net amount due to be paid to, or by, the defaulting party. Events of default generally include: (i) failure to make a payment on a derivatives transaction (which remains uncured following applicable notice and grace periods), (ii) breach of a covenant (which remains uncured after applicable notice and grace periods), (iii) breach of a representation, (iv) cross default, either to third-party debt or to another derivatives transaction entered into among the parties, or, in some cases, their affiliates, (v) the occurrence of a merger or consolidation which results in a party’s becoming a materially weaker credit, and (vi) the cessation or repudiation of any applicable guarantee or other credit support document. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery (which remains uncured following applicable notice and grace periods).
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

Information pertaining to the volume of derivative activity is provided in the table below. The notional amounts, for both long and short derivative positions, of Citigroup’s derivative instruments as of June 30, 2014 and December 31, 2013 are presented in the table below.
Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Interest rate contracts
Swaps	$167,214	$132,823	$33,752,329	$36,370,196	$98,387	$93,286
Futures and forwards	—	20	6,983,430	6,129,742	51,977	61,398
Written options	—	—	3,277,387	3,342,832	3,985	3,103
Purchased options	—	—	3,205,327	3,240,990	4,310	3,185
Total interest rate contract notionals	$167,214	$132,843	$47,218,473	$49,083,760	$158,659	$160,972
Foreign exchange contracts
Swaps	$22,121	$22,402	$3,883,974	$3,298,500	$21,939	$20,013
Futures and forwards	76,884	79,646	1,775,752	1,982,303	10,828	14,226
Written options	256	101	1,162,387	1,037,433	—	—
Purchased options	256	106	1,175,379	1,029,872	—	71
Total foreign exchange contract notionals	$99,517	$102,255	$7,997,492	$7,348,108	$32,767	$34,310
Equity contracts
Swaps	$—	$—	$113,909	$100,019	$—	$—
Futures and forwards	—	—	31,090	23,161	—	—
Written options	—	—	356,016	333,945	—	—
Purchased options	—	—	317,595	266,570	—	—
Total equity contract notionals	$—	$—	$818,610	$723,695	$—	$—
Commodity and other contracts
Swaps	$—	$—	$91,693	$81,112	$—	$—
Futures and forwards	851	—	124,636	98,265	—	—
Written options	—	—	112,096	100,482	—	—
Purchased options	—	—	97,029	97,626	—	—
Total commodity and other contract notionals	$851	$—	$425,454	$377,485	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$1,107,165	$1,143,363	$—	$—
Protection purchased	—	95	1,154,177	1,195,223	15,409	19,744
Total credit derivatives	$—	$95	$2,261,342	$2,338,586	$15,409	$19,744
Total derivative notionals	$267,582	$235,193	$58,721,371	$59,871,634	$206,835	$215,026

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $4,735 million and $6,450 million at June 30, 2014 and December 31, 2013, respectively.

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

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amount permitted under ASC 210-20-45 and

815-10-45, as of June 30, 2014 and December 31, 2013. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to an enforceable credit support annex are included in the offsetting amount. GAAP does not permit offsetting for security collateral posted. The table also includes amounts that are not permitted to be offset under ASC 210-20-45 and 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at June 30, 2014	Derivatives classified in Trading accounts assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$998	$243	$3,169	$547
Cleared	3,110	428	3	6
Interest rate contracts	$4,108	$671	$3,172	$553
Over-the-counter	$333	$1,297	$540	$293
Foreign exchange contracts	$333	$1,297	$540	$293
Total derivative instruments designated as ASC 815 hedges	$4,441	$1,968	$3,712	$846
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$334,519	$315,776	$65	$—
Cleared	206,455	214,368	10	26
Exchange traded	38	34	955	1,014
Interest rate contracts	$541,012	$530,178	$1,030	$1,040
Over-the-counter	$64,672	$63,051	$84	$—
Cleared	1,375	1,322	—	—
Exchange traded	26	23	—	—
Foreign exchange contracts	$66,073	$64,396	$84	$—
Over-the-counter	$21,306	$30,930	$—	$—
Exchange traded	2,706	2,724	—	—
Equity contracts	$24,012	$33,654	$—	$—
Over-the-counter	$11,676	$11,986	$—	$—
Exchange traded	704	840	—	—
Commodity and other contracts	$12,380	$12,826	$—	$—
Over-the-counter	$36,775	$36,394	$76	$526
Cleared	2,479	2,585	1	89
Credit derivatives(4)	$39,254	$38,979	$77	$615
Total derivatives instruments not designated as ASC 815 hedges	$682,731	$680,033	$1,191	$1,655
Total derivatives	$687,172	$682,001	$4,903	$2,501
Cash collateral paid/received(5)(6)	$5,078	$12,080	$214	$239
Less: Netting agreements(7)	(604,913)	(604,913)	—	—
Less: Netting cash collateral received/paid(8)	(36,835)	(41,625)	(3,181)	—
Net receivables/payables included on the Consolidated Balance Sheet(9)	$50,502	$47,543	$1,936	$2,740
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(479)	$(12)	$—	$—
Less: Non-cash collateral received/paid	(7,139)	(4,483)	(319)	—
Total Net receivables/payables(9)	$42,884	$43,048	$1,617	$2,740

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $11,388 million related to protection purchased and $27,866 million related to protection sold as of June 30, 2014. The credit derivatives trading liabilities comprise $28,565 million related to protection purchased and $10,414 million related to protection sold as of June 30, 2014.

(5)
For the trading assets/liabilities, this is the net amount of the $46,703 million and $48,915 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $41,625 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $36,835 million was used to offset trading derivative assets.

(6)
For the other assets/liabilities, this is the net amount of the $214 million and $3,420 million of the gross cash collateral paid and received, respectively. Of the gross cash collateral received, $3,181 million was used to offset derivative assets.

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements. Approximately $390 billion, $213 billion and $2 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received is netted against OTC derivative assets. Cash collateral paid of approximately $38 billion and $4 billion is netted against each of the OTC and Cleared derivative liabilities, respectively.

(9)
The net receivables/payables include approximately $13 billion and $17 billion of derivative asset and liability fair values as of June 30, 2014, respectively, not subject to enforceable master netting agreements.

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

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements. Approximately $392 billion, $317 billion and $5 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, Cleared and Exchange-traded derivatives, respectively.

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

The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and six months ended June 30, 2014 and 2013 related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include the offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six months ended June 30,
In millions of dollars	2014	2013	2014	2013
Interest rate contracts	$20	$(65)	$121	$(250)
Foreign exchange	(56)	169	40	(902)
Credit derivatives	(133)	(59)	(228)	(170)
Total Citigroup	$(169)	$45	$(67)	$(1,322)
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
Derivative contracts hedging the risks associated with changes in fair value are referred to as fair value hedges, while contracts hedging the variability of expected future cash flows are called cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S.-dollar-functional-currency foreign subsidiaries (net investment in a foreign operation) are called net investment hedges.
If certain hedging criteria specified in ASC 815 are met, including testing for hedge effectiveness, special hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, changes in the value of the hedging derivative, as well as changes in the value of the related hedged item due to the risk being hedged are reflected in current earnings. For cash flow hedges and net investment hedges, changes in the value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in Citigroup’s stockholders’ equity to the extent the hedge is effective. Hedge ineffectiveness, in either case, is reflected in current earnings.
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
Key aspects of achieving ASC 815 hedge accounting are documentation of a hedging strategy and specific hedge relationships at hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness excludes changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

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

Hedging of foreign exchange risk
Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. The hedging instrument employed is generally a forward foreign-exchange contract. In this type of hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings and not Accumulated other comprehensive income—a process that serves to offset substantially the change in fair value of the forward contract that is also reflected in earnings. Citigroup considers the premium associated with forward contracts (i.e., the differential between spot and contractual forward rates) as the cost of hedging; this is excluded from the assessment of hedge effectiveness and reflected directly in earnings. The dollar-offset method is used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

The following table summarizes the gains (losses) on the Company’s fair value hedges for the three and six months ended June 30, 2014 and 2013:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,		Six months ended June 30,
In millions of dollars	2014	2013	2014	2013
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$344	$(1,557)	$608	$(2,491)
Foreign exchange contracts	321	39	330	(253)
Commodity contracts	(103)	—	(103)	—
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$562	$(1,518)	$835	$(2,744)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(368)	$1,536	$(654)	$2,468
Foreign exchange hedges	(360)	(4)	(368)	302
Commodity hedges	106	—	106	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(622)	$1,532	$(916)	$2,770
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(25)	$(21)	$(46)	$(23)
Foreign exchange hedges	(4)	6	—	(6)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(29)	$(15)	$(46)	$(29)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$1	$—	$—	$—
Foreign exchange contracts(2)	(35)	29	(38)	55
Commodity hedges	3	—	3	—
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$(31)	$29	$(35)	$55

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

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

The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and six months ended June 30, 2014 and 2013 is not significant. The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three Months Ended June 30,		Six months ended June 30,
In millions of dollars	2014	2013	2014	2013
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$155	$474	$223	$513
Foreign exchange contracts	(51)	71	(57)	3
Credit derivatives	—	14	2	18
Total effective portion of cash flow hedges included in AOCI	$104	$559	$168	$534
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(73)	$(202)	$(134)	$(385)
Foreign exchange contracts	(28)	(43)	(84)	(86)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(101)	$(245)	$(218)	$(471)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of June 30, 2014 is approximately $0.3 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(1,141) million and $(1,618) million for the three and six months ended June 30, 2014, respectively and $1,833 million and $2,322 million for the three and six months ended June 30, 2013, respectively.

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
A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer and receives a return that could be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it but will lose the amount paid to the issuer of the credit-linked note. Thus, the maximum amount of the exposure is the carrying amount of the credit-linked note. As of June 30, 2014 and December 31, 2013, the amount of credit-linked notes held by the Company in trading inventory was immaterial.
The following tables summarize the key characteristics of the Company’s credit derivative portfolio as protection seller as of June 30, 2014 and December 31, 2013:

In millions of dollars at June 30, 2014	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$651,837	$5,665
Broker-dealer	212,273	2,934
Non-financial	5,922	80
Insurance and other financial institutions	237,133	1,735
Total by industry/counterparty	$1,107,165	$10,414
By instrument
Credit default swaps and options	$1,104,211	$10,387
Total return swaps and other	2,954	27
Total by instrument	$1,107,165	$10,414
By rating
Investment grade	$845,147	$1,502
Non-investment grade	262,018	8,912
Total by rating	$1,107,165	$10,414
By maturity
Within 1 year	$243,972	$786
From 1 to 5 years	791,921	6,703
After 5 years	71,272	2,925
Total by maturity	$1,107,165	$10,414

(1)	In addition, fair value amounts payable under credit derivatives purchased were $29,180 million.

(2)	In addition, fair value amounts receivable under credit derivatives sold were $27,866 million.

In millions of dollars at December 31, 2013	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$727,748	$6,520
Broker-dealer	224,073	4,001
Non-financial	2,820	56
Insurance and other financial institutions	188,722	2,059
Total by industry/counterparty	$1,143,363	$12,636
By instrument
Credit default swaps and options	$1,141,864	$12,607
Total return swaps and other	1,499	29
Total by instrument	$1,143,363	$12,636
By rating
Investment grade	$752,640	$3,242
Non-investment grade	390,723	9,394
Total by rating	$1,143,363	$12,636
By maturity
Within 1 year	$221,562	$858
From 1 to 5 years	853,391	7,492
After 5 years	68,410	4,286
Total by maturity	$1,143,363	$12,636

(1)	In addition, fair value amounts payable under credit derivatives purchased were $28,723 million.

(2)	In addition, fair value amounts receivable under credit derivatives sold were $26,673 million.

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

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at June 30, 2014 and December 31, 2013 was $26 billion and $26 billion, respectively. The Company has posted $23 billion and $24 billion as collateral for this exposure in the normal course of business as of June 30, 2014 and December 31, 2013, respectively.
Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of June 30, 2014, the Company would be required to post an additional $2.3 billion as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2.4 billion.

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
The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, foreign-exchange rates, volatilities and correlation. The Company uses overnight indexed swap (OIS) curves as fair value measurement inputs for the valuation of certain collateralized derivatives. Citi uses the relevant benchmark curve for the currency of the derivative (e.g., the London Interbank Offered Rate for U.S. dollar derivatives) as the discount rate for uncollateralized derivatives. As of June 30, 2014, Citi had not recognized a funding valuation adjustment (FVA) in its fair value measurements for over-the-counter derivative instruments, beyond that implied by the relevant benchmark curve. Citi continues to analyze evolving market practices with respect to FVA methodology and inputs, as well as discounting in OTC derivative valuation generally.
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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels

In millions of dollars at June 30, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$188,049	$3,363	$191,412	$(38,246)	$153,166
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$20,441	$697	$21,138	$—	$21,138
Residential	—	1,425	2,610	4,035	—	4,035
Commercial	—	1,958	409	2,367	—	2,367
Total trading mortgage-backed securities	$—	$23,824	$3,716	$27,540	$—	$27,540
U.S. Treasury and federal agency securities	$16,197	$4,121	$—	$20,318	$—	$20,318
State and municipal	—	2,484	242	2,726	—	2,726
Foreign government	52,449	28,071	465	80,985	—	80,985
Corporate	—	28,684	1,262	29,946	—	29,946
Equity securities	55,357	2,359	1,863	59,579	—	59,579
Asset-backed securities	—	1,128	3,376	4,504	—	4,504
Other trading assets	—	10,660	4,016	14,676	—	14,676
Total trading non-derivative assets	$124,003	$101,331	$14,940	$240,274	$—	$240,274
Trading derivatives
Interest rate contracts	$10	$541,340	$3,770	$545,120
Foreign exchange contracts	38	65,183	1,185	66,406
Equity contracts	2,706	19,520	1,786	24,012
Commodity contracts	206	11,521	653	12,380
Credit derivatives	—	36,429	2,825	39,254
Total trading derivatives	$2,960	$673,993	$10,219	$687,172
Cash collateral paid(3)				$5,078
Netting agreements					$(604,913)
Netting of cash collateral received					(36,835)
Total trading derivatives	$2,960	$673,993	$10,219	$692,250	$(641,748)	$50,502
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$37,382	$163	$37,545	$—	$37,545
Residential	—	9,562	17	9,579	—	9,579
Commercial	—	514	7	521	—	521
Total investment mortgage-backed securities	$—	$47,458	$187	$47,645	$—	$47,645
U.S. Treasury and federal agency securities	$88,629	$15,176	$7	$103,812	$—	$103,812
State and municipal	$—	$10,790	$2,102	$12,892	$—	$12,892
Foreign government	34,059	61,306	615	95,980	—	95,980
Corporate	6	10,485	512	11,003	—	11,003
Equity securities	5,011	276	826	6,113	—	6,113
Asset-backed securities	—	12,684	1,739	14,423	—	14,423
Other debt securities	—	662	48	710	—	710
Non-marketable equity securities	—	198	3,722	3,920	—	3,920
Total investments	$127,705	$159,035	$9,758	$296,498	$—	$296,498

In millions of dollars at June 30, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$1,494	$3,310	$4,804	$—	$4,804
Mortgage servicing rights	—	—	2,282	2,282	—	2,282
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$10,385	$201	$10,586
Cash collateral paid				$214
Netting of cash collateral received					$(3,181)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$10,385	$201	$10,800	$(3,181)	$7,619
Total assets	$254,668	$1,134,287	$44,073	$1,438,320	$(683,175)	$755,145
Total as a percentage of gross assets(5)	17.8%	79.1%	3.1%
Liabilities
Interest-bearing deposits	$—	$978	$909	$1,887	$—	$1,887
Federal funds purchased and securities loaned or sold under agreements to repurchase	$—	$89,758	$1,032	$90,790	$(38,246)	$52,544
Trading account liabilities
Securities sold, not yet purchased	63,507	11,848	472	75,827		75,827
Trading derivatives
Interest rate contracts	$5	$527,091	$3,753	$530,849
Foreign exchange contracts	—	65,355	338	65,693
Equity contracts	2,724	28,251	2,679	33,654
Commodity contracts	233	10,711	1,882	12,826
Credit derivatives	—	35,955	3,024	38,979
Total trading derivatives	$2,962	$667,363	$11,676	$682,001
Cash collateral received(6)				$12,080
Netting agreements					$(604,913)
Netting of cash collateral paid					(41,625)
Total trading derivatives	$2,962	$667,363	$11,676	$694,081	$(646,538)	$47,543
Short-term borrowings	$—	$1,107	$129	$1,236	$—	$1,236
Long-term debt	—	19,567	7,847	27,414	—	27,414
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,494	$6	$2,500
Cash collateral received(7)				$239
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$2,494	$6	$2,739		$2,739
Total liabilities	$66,469	$793,115	$22,071	$893,974	$(684,784)	$209,190
Total as a percentage of gross liabilities(5)	7.5%	90.0%	2.5%

(1)
For the three and six months ended June 30, 2014, the Company transferred assets of approximately $0.7 billion and $1.9 billion, respectively, from Level 1 to Level 2, primarily related to foreign government securities not traded in active markets during the respective periods and Citi refining its methodology for certain equity contracts to reflect the prevalence of off-exchange trading. During the three and six months ended June 30, 2014, the Company transferred assets of approximately $0.8 billion and $3.0 billion, respectively, from Level 2 to Level 1, almost all related to foreign government bonds traded with sufficient frequency to constitute a liquid market. During the three months ended June 30, 2014, there were no material transfers of liabilities between Level 1 and Level 2. During the six months ended June 30, 2014, the Company transferred liabilities of approximately $1.4 billion from Level 1 to Level 2, as Citi refined its methodology for certain equity contracts to reflect the prevalence of off-exchange trading.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $46,703 million of gross cash collateral paid, of which $41,625 million was used to offset derivative liabilities.

(4)	There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(6)	Reflects the net amount of $48,915 million of gross cash collateral received, of which $36,835 million was used to offset derivative assets.

(7)	Reflects the net amount of $3,420 million of gross cash collateral received, of which $3,181 million was used to offset derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$172,848	$3,566	$176,414	$(34,933)	$141,481
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,861	1,094	23,955	—	23,955
Residential	—	1,223	2,854	4,077	—	4,077
Commercial	—	2,318	256	2,574	—	2,574
Total trading mortgage-backed securities	$—	$26,402	$4,204	$30,606	$—	$30,606
U.S. Treasury and federal agency securities	$12,080	$2,757	$—	$14,837	$—	$14,837
State and municipal	—	2,985	222	3,207	—	3,207
Foreign government	49,220	25,220	416	74,856	—	74,856
Corporate	—	28,699	1,835	30,534	—	30,534
Equity securities	58,761	1,958	1,057	61,776	—	61,776
Asset-backed securities	—	1,274	4,342	5,616	—	5,616
Other trading assets	—	8,491	3,184	11,675	—	11,675
Total trading non-derivative assets	$120,061	$97,786	$15,260	$233,107	$—	$233,107
Trading derivatives
Interest rate contracts	$11	$624,902	$3,467	$628,380
Foreign exchange contracts	40	91,189	1,325	92,554
Equity contracts	5,793	17,611	1,473	24,877
Commodity contracts	506	7,775	801	9,082
Credit derivatives	—	37,336	3,010	40,346
Total trading derivatives	$6,350	$778,813	$10,076	$795,239
Cash collateral paid(3)				$6,073
Netting agreements					$(713,598)
Netting of cash collateral received					(34,893)
Total trading derivatives	$6,350	$778,813	$10,076	$801,312	$(748,491)	$52,821
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,810	$187	$41,997	$—	$41,997
Residential	—	10,103	102	10,205	—	10,205
Commercial	—	453	—	453	—	453
Total investment mortgage-backed securities	$—	$52,366	$289	$52,655	$—	$52,655
U.S. Treasury and federal agency securities	$69,139	$18,449	$8	$87,596	$—	$87,596
State and municipal	$—	$17,297	$1,643	$18,940	$—	$18,940
Foreign government	35,179	60,948	344	96,471	—	96,471
Corporate	4	10,841	285	11,130	—	11,130
Equity securities	2,583	336	815	3,734	—	3,734
Asset-backed securities	—	13,314	1,960	15,274	—	15,274
Other debt securities	—	661	50	711	—	711
Non-marketable equity securities	—	358	4,347	4,705	—	4,705
Total investments	$106,905	$174,570	$9,741	$291,216	$—	$291,216

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$886	$4,143	$5,029	$—	$5,029
Mortgage servicing rights	—	—	2,718	2,718	—	2,718
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,811	$181	$9,992
Cash collateral paid				$82
Netting of cash collateral received					$(2,951)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,811	$181	$10,074	$(2,951)	$7,123
Total assets	$233,316	$1,234,714	$45,685	$1,519,870	$(786,375)	$733,495
Total as a percentage of gross assets(5)	15.4%	81.6%	3.0%
Liabilities
Interest-bearing deposits	$—	$787	$890	$1,677	$—	$1,677
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	85,576	902	86,478	(34,933)	51,545
Trading account liabilities
Securities sold, not yet purchased	51,035	9,883	590	61,508		61,508
Trading account derivatives
Interest rate contracts	$12	$614,586	$2,628	$617,226
Foreign exchange contracts	29	87,978	630	88,637
Equity contracts	5,783	26,178	2,331	34,292
Commodity contracts	363	7,613	2,194	10,170
Credit derivatives	—	37,510	3,284	40,794
Total trading derivatives	$6,187	$773,865	$11,067	$791,119
Cash collateral received(6)				$8,827
Netting agreements					$(713,598)
Netting of cash collateral paid					(39,094)
Total trading derivatives	$6,187	$773,865	$11,067	$799,946	$(752,692)	$47,254
Short-term borrowings	—	3,663	29	3,692	—	3,692
Long-term debt	—	19,256	7,621	26,877	—	26,877
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,719	$10	$1,729
Cash collateral received(7)				$282
Non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,719	$10	$2,011		$2,011
Total liabilities	$57,222	$894,749	$21,109	$982,189	$(787,625)	$194,564
Total as a percentage of gross liabilities(5)	5.9%	91.9%	2.2%

(1)
For the three and six months ended June 30, 2013, the Company transferred assets of $0.5 billion and $0.9 billion, respectively, from Level 1 to Level 2, primarily related to foreign government bonds, which were traded with less frequency. During the three and six months ended June 30, 2013, the Company transferred assets of approximately $0.2 billion and $49.0 billion, respectively, from Level 2 to Level 1. Almost all of the transfers during the six months ended June 30, 2013 were related to U.S. Treasury securities held across the Company’s major investment portfolios where Citi obtained additional information from its external pricing sources to meet the criteria for Level 1 classification. There were no material liability transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013.

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2014 and 2013. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,451	$(78)	$—	$16	$(8)	$75	$—	$—	$(93)	$3,363	$129
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$788	$17	$—	$198	$(213)	$107	$4	$(196)	$(8)	$697	$8
Residential	2,744	160	—	79	(129)	704	—	(948)	—	2,610	98
Commercial	241	6	—	41	(38)	204	—	(45)	—	409	2
Total trading mortgage-backed securities	$3,773	$183	$—	$318	$(380)	$1,015	$4	$(1,189)	$(8)	$3,716	$108
U.S. Treasury and federal agency securities	$—	$3	$—	$—	$—	$—	$—	$(3)	$—	$—	$—
State and municipal	121	2	—	134	—	9	—	(24)	—	242	(17)
Foreign government	373	(10)	—	37	(17)	221	—	(139)	—	465	(1)
Corporate	1,665	(109)	—	66	(195)	679	—	(840)	(4)	1,262	(28)
Equity securities	1,385	(42)	—	1	(55)	654	—	(80)	—	1,863	(160)
Asset-backed securities	3,441	339	—	50	(53)	759	—	(1,160)	—	3,376	296
Other trading assets	3,452	58	—	456	(715)	1,811	—	(1,046)	—	4,016	21
Total trading non-derivative assets	$14,210	$424	$—	$1,062	$(1,415)	$5,148	$4	$(4,481)	$(12)	$14,940	$219
Trading derivatives, net(4)
Interest rate contracts	233	(236)	—	116	(133)	24	—	(52)	65	17	(293)
Foreign exchange contracts	829	(41)	—	32	11	—	—	(1)	17	847	3
Equity contracts	(1,236)	90	—	(73)	278	112	—	(43)	(21)	(893)	(415)
Commodity contracts	(1,329)	173	—	(5)	(39)	—	—	—	(29)	(1,229)	128
Credit derivatives	(257)	(164)	—	(23)	(15)	102	—	—	158	(199)	(20)
Total trading derivatives, net(4)	$(1,760)	$(178)	$—	$47	$102	$238	$—	$(96)	$190	$(1,457)	$(597)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2014
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$199	$—	$(3)	$11	$(17)	$—	$—	$(27)	$—	$163	$(3)
Residential	30	—	10	17	(1)	—	—	(39)	—	17	—
Commercial	1	—	—	3	—	3	—	—	—	7	—
Total investment mortgage-backed securities	$230	$—	$7	$31	$(18)	$3	$—	$(66)	$—	$187	$(3)
U.S. Treasury and federal agency securities	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7	$—
State and municipal	1,903	—	29	463	(180)	125	—	(238)	—	2,102	37
Foreign government	274	—	(7)	160	—	280	—	(29)	(63)	615	—
Corporate	531	—	14	16	—	19	—	(48)	(20)	512	(2)
Equity securities	831	—	(4)	6	(12)	5	—	—	—	826	(9)
Asset-backed securities	1,877	—	3	—	—	7	—	—	(148)	1,739	10
Other debt securities	99	—	—	—	—	—	—	(1)	(50)	48	—
Non-marketable equity securities	4,108	—	(17)	—	—	367	—	(176)	(560)	3,722	12
Total investments	$9,860	$—	$25	$676	$(210)	$806	$—	$(558)	$(841)	$9,758	$45
Loans	$4,142	$—	$(124)	$84	$6	$113	$15	$(38)	$(888)	$3,310	$17
Mortgage servicing rights	2,586	—	(101)	—	—	—	62	(163)	(102)	2,282	(101)
Other financial assets measured on a recurring basis	179	—	27	—	—	1	51	(5)	(52)	201	23
Liabilities
Interest-bearing deposits	$935	$—	$(20)	$—	$—	$—	$—	$—	$(46)	$909	$12
Federal funds purchased and securities loaned or sold under agreements to repurchase	940	(2)	—	54	—	47	—	(11)	—	1,032	(8)
Trading account liabilities
Securities sold, not yet purchased	482	5	—	31	(22)	—	—	144	(158)	472	(9)
Short-term borrowings	27	(14)	—	80	—	8	—	—	—	129	(1)
Long-term debt	8,646	(97)	24	654	(1,384)	—	1,006	—	(1,148)	7,847	(311)
Other financial liabilities measured on a recurring basis	3	—	(1)	4	—	(1)	—	—	(1)	6	—

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,566	$(79)	$—	$67	$(8)	$75	$—	$—	$(258)	$3,363	$153
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,094	$98	$—	$377	$(598)	$261	$7	$(517)	$(25)	$697	$14
Residential	2,854	317	—	153	(282)	1,680	—	(2,112)	—	2,610	124
Commercial	256	11	—	76	(62)	236	—	(108)	—	409	5
Total trading mortgage-backed securities	$4,204	$426	$—	$606	$(942)	$2,177	$7	$(2,737)	$(25)	$3,716	$143
U.S. Treasury and federal agency securities	$—	$3	$—	$—	$—	$—	$—	$(3)	$—	$—	$—
State and municipal	222	4	—	145	(104)	18	—	(43)	—	242	(20)
Foreign government	416	(16)	—	86	(102)	359	—	(278)	—	465	39
Corporate	1,835	(82)	—	253	(340)	1,271	—	(1,668)	(7)	1,262	(56)
Equity securities	1,057	(213)	—	36	(60)	1,186	—	(143)	—	1,863	(58)
Asset-backed securities	4,342	608	—	83	(228)	1,702	—	(3,131)	—	3,376	448
Other trading assets	3,184	81	—	1,031	(1,179)	2,875	—	(1,910)	(66)	4,016	22
Total trading non-derivative assets	$15,260	$811	$—	$2,240	$(2,955)	$9,588	$7	$(9,913)	$(98)	$14,940	$518
Trading derivatives, net(4)
Interest rate contracts	839	(584)	—	152	(124)	42	—	(98)	(210)	17	(225)
Foreign exchange contracts	695	97	—	21	30	1	—	(1)	4	847	145
Equity contracts	(858)	242	—	(591)	330	262	—	(137)	(141)	(893)	(431)
Commodity contracts	(1,393)	248	—	25	(8)	—	—	—	(101)	(1,229)	197
Credit derivatives	(274)	(227)	—	(84)	(45)	103	—	(3)	331	(199)	(325)
Total trading derivatives, net(4)	$(991)	$(224)	$—	$(477)	$183	$408	$—	$(239)	$(117)	$(1,457)	$(639)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2014
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$187	$—	$45	$35	$(54)	$17	$—	$(66)	$(1)	$163	$(3)
Residential	102	—	33	30	(1)	17	—	(164)	—	17	—
Commercial	—	—	—	4	—	3	—	—	—	7	—
Total investment mortgage-backed securities	$289	$—	$78	$69	$(55)	$37	$—	$(230)	$(1)	$187	$(3)
U.S. Treasury and federal agency securities	$8	$—	$—	$—	$—	$—	$—	$(1)	$—	$7	$—
State and municipal	1,643	—	65	717	(465)	498	—	(356)	—	2,102	72
Foreign government	344	—	(5)	182	(42)	329	—	(107)	(86)	615	—
Corporate	285	—	13	18	(1)	266	—	(49)	(20)	512	(4)
Equity securities	815	—	12	12	(12)	6	—	(7)	—	826	7
Asset-backed securities	1,960	—	11	—	(42)	55	—	(97)	(148)	1,739	5
Other debt securities	50	—	(1)	—	—	50	—	(1)	(50)	48	—
Non-marketable equity securities	4,347	—	32	67	—	619	—	(259)	(1,084)	3,722	15
Total investments	$9,741	$—	$205	$1,065	$(617)	$1,860	$—	$(1,107)	$(1,389)	$9,758	$92
Loans	$4,143	$—	$(152)	$84	$6	$266	$65	$(117)	$(985)	$3,310	$17
Mortgage servicing rights	2,718	—	(215)	—	—	—	112	(135)	(198)	2,282	(216)
Other financial assets measured on a recurring basis	181	—	25	—	—	1	87	(9)	(84)	201	17
Liabilities
Interest-bearing deposits	$890	$—	$(90)	$—	$—	$—	$—	$—	$(71)	$909	$3
Federal funds purchased and securities loaned or sold under agreements to repurchase	902	(9)	—	54	—	78	—	(11)	—	1,032	(21)
Trading account liabilities
Securities sold, not yet purchased	590	15	—	49	(51)	—	—	294	(395)	472	(6)
Short-term borrowings	29	(31)	—	80	—	8	1	—	(20)	129	(6)
Long-term debt	7,621	(381)	49	1,613	(2,238)	—	1,946	—	(1,427)	7,847	(521)
Other financial liabilities measured on a recurring basis	10	—	(1)	4	—	(1)	1	(3)	(6)	6	—

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2014.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,349	$(150)	$—	$—	$(39)	$17	$—	$—	$—	$4,177	$365
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,278	$27	$—	$345	$(303)	$689	$29	$(339)	$(22)	$1,704	$(9)
Residential	2,112	187	—	219	(36)	1,171	—	(715)	—	2,938	44
Commercial	410	38	—	66	(148)	79	—	(119)	—	326	7
Total trading mortgage-backed securities	$3,800	$252	$—	$630	$(487)	$1,939	$29	$(1,173)	$(22)	$4,968	$42
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	209	18	—	—	—	56	—	(42)	—	241	(6)
Foreign government	228	(4)	—	47	(25)	52	—	(58)	—	240	(2)
Corporate	1,736	74	—	62	(83)	811	—	(376)	(536)	1,688	65
Equity securities	279	(33)	—	25	(96)	62	—	(47)	—	190	(24)
Asset-backed securities	4,410	144	—	48	(23)	1,449	—	(1,552)	(217)	4,259	(2)
Other trading assets	2,260	8	—	369	(571)	789	—	(480)	(99)	2,276	(3)
Total trading non-derivative assets	$12,922	$459	$—	$1,181	$(1,285)	$5,158	$29	$(3,728)	$(874)	$13,862	$70
Trading derivatives, net(4)
Interest rate contracts	298	339	—	235	275	52	—	(67)	(49)	1,083	434
Foreign exchange contracts	140	213	—	20	13	6	—	(1)	(24)	367	(64)
Equity contracts	(1,474)	169	—	(2)	265	67	—	5	(122)	(1,092)	(389)
Commodity contracts	(637)	357	—	(1)	7	12	—	(18)	62	(218)	528
Credit derivatives	(156)	(43)	—	102	(49)	4	—	—	101	(41)	7
Total trading derivatives, net(4)	$(1,829)	$1,035	$—	$354	$511	$141	$—	$(81)	$(32)	$99	$516
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2,526	$—	$(1)	$264	$(2,319)	$(1)	$—	$—	$(49)	$420	$5
Residential	186	—	14	—	(60)	—	—	(140)	—	—	—
Commercial	—	—	—	3	(12)	12	—	—	—	3	—
Total investment mortgage-backed securities	$2,712	$—	$13	$267	$(2,391)	$11	$—	$(140)	$(49)	$423	$5
U.S. Treasury and federal agency securities	$11	$—	$—	$—	$—	$—	$—	$(2)	$—	$9	$—
State and municipal	748	—	15	—	—	126	—	(80)	(125)	684	13
Foreign government	268	—	(5)	83	(27)	159	—	(84)	(27)	367	—
Corporate	345	—	(4)	191	(104)	2	—	(4)	(22)	404	1
Equity securities	767	—	(5)	17	—	—	—	—	—	779	(38)
Asset-backed securities	3,815	—	12	—	(1,684)	233	—	—	(618)	1,758	6
Other debt securities	52	—	—	—	—	—	—	(1)	—	51	—
Non-marketable equity securities	5,287	—	109	—	—	513	—	(62)	(484)	5,363	72
Total investments	$14,005	$—	$135	$558	$(4,206)	$1,044	$—	$(373)	$(1,325)	$9,838	$59

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Loans	$4,514	$—	$(3)	$353	$—	$(36)	$6	$57	$(570)	$4,321	$—
Mortgage servicing rights	2,203	—	227	—	—	—	205	—	(111)	2,524	228
Other financial assets measured on a recurring basis	2,428	—	(30)	—	—	78	50	(2,005)	(276)	245	(35)
Liabilities
Interest-bearing deposits	$834	$—	$(51)	$—	$—	$—	$38	$—	$(92)	$831	$(23)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,053	33	—	—	(15)	—	—	2	—	1,007	29
Trading account liabilities
Securities sold, not yet purchased	335	(8)	—	4	(6)	—	—	130	(21)	450	(40)
Short-term borrowings	53	(16)	—	—	(4)	—	290	—	(20)	335	(45)
Long-term debt	6,847	380	36	730	(549)	—	621	—	(422)	6,811	(464)
Other financial liabilities measured on a recurring basis	16	—	(186)	3	—	(1)	88	—	(197)	95	(196)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$5,043	$(163)	$—	$598	$(1,318)	$17	$—	$—	$—	$4,177	$123
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,325	$76	$—	$737	$(705)	$969	$55	$(707)	$(46)	$1,704	$43
Residential	1,805	358	—	317	(212)	1,898	—	(1,221)	(7)	2,938	99
Commercial	1,119	92	—	155	(184)	146	—	(985)	(17)	326	8
Total trading mortgage-backed securities	$4,249	$526	$—	$1,209	$(1,101)	$3,013	$55	$(2,913)	$(70)	$4,968	$150
State and municipal	195	19	—	—	—	75	—	(48)	—	241	(6)
Foreign government	311	(2)	—	53	(61)	117	—	(178)	—	240	(2)
Corporate	2,030	(30)	—	138	(100)	1,379	—	(819)	(910)	1,688	(406)
Equity securities	264	4	—	48	(159)	140	—	(107)	—	190	286
Asset-backed securities	4,453	368	—	86	(55)	3,032	—	(3,408)	(217)	4,259	13
Other trading assets	2,321	106	—	508	(998)	1,533	—	(996)	(198)	2,276	13
Total trading non-derivative assets	$13,823	$991	$—	$2,042	$(2,474)	$9,289	$55	$(8,469)	$(1,395)	$13,862	$48
Trading derivatives, net(4)
Interest rate contracts	181	312	—	749	108	143	—	(82)	(328)	1,083	983
Foreign exchange contracts	—	311	—	30	3	15	—	(8)	16	367	(151)
Equity contracts	(1,448)	261	—	(24)	346	116	—	(56)	(287)	(1,092)	(589)
Commodity contracts	(771)	411	—	7	5	15	—	(25)	140	(218)	669
Credit derivatives	(342)	(146)	—	110	(178)	12	—	—	503	(41)	217
Total trading derivatives, net(4)	$(2,380)	$1,149	$—	$872	$284	$301	$—	$(171)	$44	$99	$1,129
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,458	$—	$2	$1,897	$(3,350)	$470	$—	$—	$(57)	$420	$2
Residential	205	—	23	60	(265)	117	—	(140)	—	—	—
Commercial	—	—	—	3	(12)	12	—	—	—	3	—
Total investment mortgage-backed securities	$1,663	$—	$25	$1,960	$(3,627)	$599	$—	$(140)	$(57)	$423	$2
U.S. Treasury and federal agency securities	$12	$—	$—	$—	$—	$—	$—	$(3)	$—	$9	$—
State and municipal	849	—	(2)	7	(117)	207	—	(135)	(125)	684	(6)
Foreign government	383	—	(4)	105	(201)	289	—	(151)	(54)	367	(6)
Corporate	385	—	(3)	291	(116)	16	—	(147)	(22)	404	3
Equity securities	773	—	(3)	17	—	1	—	(9)	—	779	(38)
Asset-backed securities	2,220	—	50	1,192	(1,684)	925	—	(17)	(928)	1,758	6
Other debt securities	258	—	—	—	(205)	—	—	(2)	—	51	—
Non-marketable equity securities	5,364	—	178	—	—	553	—	(83)	(649)	5,363	207
Total investments	$11,907	$—	$241	$3,572	$(5,950)	$2,590	$—	$(687)	$(1,835)	$9,838	$168

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2013
Loans	$4,931	$—	$(78)	$353	$—	$59	$13	$(6)	$(951)	$4,321	$178
Mortgage servicing rights	1,942	—	417	—	—	—	377	(1)	(211)	2,524	191
Other financial assets measured on a recurring basis	2,452	—	6	1	—	216	340	(2,010)	(760)	245	194
Liabilities
Interest-bearing deposits	$786	$—	$(67)	$22	$—	$—	$63	$—	$(107)	$831	$(164)
Federal funds purchased and securities loaned or sold under agreements to repurchase	841	60	—	201	(15)	—	—	40	—	1,007	41
Trading account liabilities
Securities sold, not yet purchased	365	11	—	24	(11)	—	—	176	(93)	450	88
Short-term borrowings	112	26	—	—	(4)	—	291	—	(38)	335	(44)
Long-term debt	6,726	371	69	1,365	(1,014)	—	905	(1)	(730)	6,811	(907)
Other financial liabilities measured on a recurring basis	24	—	(185)	5	(2)	(3)	90	—	(204)	95	(198)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2013.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.
Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period March 31, 2014 to June 30, 2014:

•
Transfers of Long-term debt of $1.4 billion from Level 3 to Level 2 mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

The following were the significant Level 3 transfers for the period December 31, 2013 to June 30, 2014:

•
Transfers of Long-term debt of $1.6 billion from Level 2 to Level 3, and of $2.2 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

•	Transfers of Other trading assets of $1.0 billion from Level 2 to Level 3, and of $1.2 billion from Level 3 to Level 2, related to trading loans, reflecting changes in the volume of market quotations.

The following were the significant Level 3 transfers from March 31, 2013 to June 30, 2013:

•	Transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Investments of $2.3 billion from Level 3 to Level 2 due to an increase in price observability.

•	Transfers of asset-backed securities in Investments of $1.7 billion from Level 3 to Level 2 related to collateralized loan obligations where increased trading activity and new issuances resulted in greater price observability.

The following were the significant Level 3 transfers from December 31, 2012 to June 30, 2013:

•
Transfers of Federal funds sold and securities borrowed or purchased under agreements to resell of $1.3 billion from Level 3 to Level 2 related to shortening of the remaining tenor of certain reverse repos. There is more transparency and observability for repo curves used in the valuation of structured reverse repos with tenors up to five years; thus, structured reverse repos maturing within five years are generally classified as Level 2.

•
Transfers of U.S. government-sponsored agency guaranteed mortgage-backed securities in Investments of $1.9 billion from Level 2 to Level 3, and of $3.4 billion from Level 3 to Level 2, due to changes in the level of price observability for the specific securities.

•
Transfers of asset-backed securities in Investments of $1.2 billion from Level 2 to Level 3, and of $1.7 billion from Level 3 to Level 2. These transfers were related to collateralized loan obligations, reflecting changes in the level of price observability.

•
Transfers of Long-term debt of $1.4 billion from Level 2 to Level 3, and of $1.0 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

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

The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2014 and December 31, 2013. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of June 30, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,212	Model-based	Interest rate	1.38%		1.99%		1.85%
Mortgage-backed securities	$2,573	Price-based	Price	$0.05		$116.37		$80.89
	1,028	Yield analysis	Yield	0.11%		22.73%		7.95%
State and municipal, foreign government, corporate and other debt securities	$6,482	Price-based	Price	$—		$141.75		$89.19
	1,834	Cash flow	Credit spread	60 bps		600 bps		226 bps
Equity securities(5)	$1,800	Price-based	Price (5)	$—		$163.00		$73.92
	831	Cash Flow	Yield	4.00%		5.00%		4.50%
			WAL	0.01 years		3.25 years		1.36 years
Asset-backed securities	$3,732	Price-based	Price	$—		$105.00		$71.79
	1,185	Model-based	Credit spread	294 bps		294 bps		294 bps
Non-marketable equity	$1,773	Price-based	Discount to price	—%		90.00%		5.66%
	1,461	Comparables analysis	EBITDA multiples	4.40	x	13.90	x	9.66	x
	472	Cash flow	PE ratio	8.80	x	8.80	x	8.80	x
			Price-to-book ratio	0.90	x	1.60	x	1.25	x
			Fund NAV	$550		$78,234,268		$34,691,460
Derivatives—Gross(6)
Interest rate contracts (gross)	$7,344	Model-based	Interest rate (IR) lognormal volatility	11.86%		87.59%		21.85%
			Mean reversion	1.00%		20.00%		10.39%
Foreign exchange contracts (gross)	$1,216	Model-based	Foreign exchange (FX) volatility	1.96%		23.10%		11.25%
	264	Cash flow	Interest rate	3.20%		12.16%		6.24%
			Credit spread	31 bps		395 bps		126 bps
			IR-FX correlation	40.00%		60.00%		50.00%
			IR-IR correlation	40.00%		40.00%		40.00%
Equity contracts (gross)(7)	$3,983	Model-based	Equity volatility	9.10%		124.17%		22.78%
	480	Price-based	Equity forward	89.56%		121.29%		101.81%
			Equity-FX correlation	(90.00)%		65.00%		(20.48)%
			Equity-equity correlation	8.20%		95.30%		57.16%
			Price	$0.01		$130.00		$81.39

As of June 30, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Commodity contracts (gross)	$2,525	Model-based	Commodity volatility	5.00%	124.00%	15.00%
Forward price	45.31%	190.53%	107.17%
Commodity correlation	(52.00)%	90.00%	26.00%
Credit derivatives (gross)	$4,125	Model-based	Credit correlation	—%	95.00%	52.12%
1,716	Price-based	Recovery rate	10.00%	61.12%	36.73%
Price	$—	$130.00	$42.20
Upfront points	1.01	98.96	76.54
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$94	Price-based	Redemption rate	3.00%	99.50%	64.71%
60	Model-based	EBITDA multiples	4.50	x	12.50	x	11.73	x
53	Comparables analysis	PE ratio	10.80	x	10.80	x	10.80	x
Fund NAV	$1.00	$9,847,972	$8,381,450
Price	$—	$108.70	$73.72
Discount to price	—	35.00	17.44
Price-to-book ratio	1.00	x	1.00	x	1.00	x
Loans	$491	Model-based	Credit spread	39 bps	1,600 bps	350 bps
1,203	Price-based	Price	$5.00	$106.51	$99.26
1,168	Cash flow	Yield	1.60%	4.50%	2.23%
448	Yield analysis
Mortgage servicing rights	$2,185	Cash flow	Yield	—%	51.05%	7.66%
WAL	3.50 years	10.98 years	5.81 years
Liabilities
Interest-bearing deposits	$909	Model-based	Mean reversion	1.00%	20.00%	10.50%
Equity volatility	19.08%	26.61%	26.31%
Equity-IR correlation	28.00%	32.00%	28.08%
Forward price	45.31%	190.53%	107.17%
Commodity correlation	(52.00)%	90.00%	26.00%
Commodity volatility	5.00%	124.00%	15.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,032	Model-based	Interest rate	1.04%	2.81%	2.35%
Trading account liabilities
Securities sold, not yet purchased	$284	Model-based	Credit IR correlation	(70.49)%	7.47%	(41.41)%
$144	Price-based	Price	$—	$120.00	$76.64
Yield	(0.67)%	9.50%	0.74%
Short-term borrowings and long-term debt	$7,917	Model-based	Equity volatility	9.10%	27.50%	9.43%
Forward price	45.31%	190.53%	107.17%
Equity forward	96.50%	119.70%	101.36%
Equity-FX correlation	(90.00)%	65.00%	(21.40)%
Equity-equity correlation	8.20%	95.30%	57.00%
IR lognormal volatility	11.86%	87.59%	21.85%
Mean reversion	1.00%	20.00%	10.71%
Commodity correlation	(52.00)%	90.00%	26.00%
Commodity volatility	5.00%	124.00%	15.00%
Interest rate	2.61%	2.81%	2.67%

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,299	Model-based	Interest rate	1.33%		2.19%		2.04%
Mortgage-backed securities	$2,869	Price-based	Price	$0.10		$117.78		77.60
	1,241	Yield analysis	Yield	0.03%		21.80%		8.66%
State and municipal, foreign government, corporate and other debt securities	$5,361	Price-based	Price	$—		$126.49		$87.47
	2,014	Cash flow	Credit spread	11 bps		375 bps		213 bps
Equity securities(5)	$947	Price-based	Price (5)	$0.31		$93.66		$86.90
	827	Cash flow	Yield	4.00%		5.00%		4.50%
			WAL	0.01 years		3.55 years		1.38 years
Asset-backed securities	$4,539	Price-based	Price	$—		$135.83		$70.89
	1,300	Model-based	Credit spread	25 bps		378 bps		302 bps
Non-marketable equity	$2,324	Price-based	Fund NAV	$612		$336,559,340		$124,080,454
	1,470	Comparables analysis	EBITDA multiples	4.20	x	16.90	x	9.78	x
	533	Cash flow	Discount to price	—%		75.00%		3.47%
			Price-to-book ratio	0.90	x	1.05	x	1.02	x
			PE ratio	9.10	x	9.10	x	9.10	x
Derivatives—Gross(6)
Interest rate contracts (gross)	$5,721	Model-based	Interest rate (IR) lognormal volatility	10.60%		87.20%		21.16%
Foreign exchange contracts (gross)	$1,727	Model-based	Foreign exchange (FX) volatility	1.00%		28.00%		13.45%
	189	Cash flow	Interest rate	0.11%		13.88%		6.02%
			IR-FX correlation	40.00%		60.00%		50.00%
			IR-IR correlation	40.00%		68.79%		40.52%
			Credit spread	25 bps		419 bps		162 bps
Equity contracts (gross)(7)	$3,189	Model-based	Equity volatility	10.02%		73.48%		29.87%
	563	Price-based	Equity forward	79.10%		141.00%		100.24%
			Equity-equity correlation	(81.30)%		99.40%		48.45%
			Equity-FX correlation	(70.00)%		55.00%		0.60%
			Price	$—		$118.75		$88.10
Commodity contracts (gross)	$2,988	Model-based	Commodity volatility	4.00%		146.00%		15.00%
			Commodity correlation	(75.00)%		90.00%		32.00%
			Forward price	23.00%		242.00%		105.00%
Credit derivatives (gross)	$4,767	Model-based	Recovery rate	20.00%		64.00%		38.11%
	1,520	Price-based	Credit correlation	5.00%		95.00%		47.43%
			Price	$0.02		$115.20		$29.83
			Credit spread	3 bps		1,335 bps		203 bps
			Upfront points	2.31		100.00		57.69
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$82	Price-based	EBITDA multiples	5.20	x	12.60	x	12.08	x
	60	Comparables analysis	PE ratio	6.90	x	6.90	x	6.90	x
	38	Model-based	Price-to-book Ratio	1.05	x	1.05	x	1.05	x
			Price	$—		$105.10		$71.25
			Fund NAV	$1.00		$10,688,600		$9,706,488

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
			Discount to price	—%	35.00%	16.36%

Loans	$2,153	Price-based	Price	$—	$103.75	$91.19
	1,422	Model-based	Yield	1.60%	4.50%	2.10%
	549	Yield analysis	Credit spread	49 bps	1,600 bps	302 bps
Mortgage servicing rights	$2,625	Cash flow	Yield	3.64%	12.00%	7.19%
			WAL	2.27 years	9.44 years	6.12 years
Liabilities
Interest-bearing deposits	$890	Model-based	Equity volatility	14.79%	42.15%	27.74%
			Mean reversion	1.00%	20.00%	10.50%
			Equity-IR correlation	9.00%	20.50%	19.81%
			Forward price	23.00%	242.00%	105.00%
			Commodity correlation	(75.00)%	90.00%	32.00%
			Commodity volatility	4.00%	146.00%	15.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$902	Model-based	Interest rate	0.47%	3.66%	2.71%
Trading account liabilities
Securities sold, not yet purchased	$289	Model-based	Credit spread	166 bps	180 bps	175 bps
	$273	Price-based	Credit-IR correlation	(68.00)%	5.00%	(50.00)%
			Price	$—	$124.25	$99.75
Short-term borrowings and long-term debt	$6,781	Model-based	IR lognormal volatility	10.60%	87.20%	20.97%
	868	Price-based	Equity forward	79.10%	141.00%	99.51%
			Equity volatility	10.70%	57.20%	19.41%
			Equity-FX correlation	(70.00)%	55.00%	0.60%
			Equity-equity correlation	(81.30)%	99.40%	48.30%
			Interest rate	4.00%	10.00%	5.00%
			Price	$0.63	$103.75	$80.73
			Forward price	23.00%	242.00%	101.00%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(4)	Weighted averages are calculated based on the fair value of the instrument.

(5)	For equity securities, the price input is expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held as of June 30, 2014 and December 31, 2013, for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2014
Loans held-for-sale	$5,200	$1,992	$3,208
Other real estate owned	121	19	102
Loans(1)	3,278	2,882	396
Total assets at fair value on a nonrecurring basis	$8,599	$4,893	$3,706

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2013
Loans held-for-sale	$3,483	$2,165	$1,318
Other real estate owned	138	15	123
Loans(1)	4,713	3,947	766
Total assets at fair value on a nonrecurring basis	$8,334	$6,127	$2,207

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$2,924	Price-based	Price	$66.90	$100.00	$93.49
Other real estate owned	$95	Price-based	Discount to price(4)	34.00%	60.00%	42.00%
			Appraised value	$—	$8,518,229	$3,531,396
Loans(3)	$345	Price-based	Discount to price(4)	34.00%	39.00%	35.00%
			Price	$36.63	$100.00	$44.91

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$912	Price-based	Price	$60.00	$100.00	$98.77
	393	Cash Flow	Credit Spread	45 bps	80 bps	64 bps
Other real estate owned	$98	Price-based	Discount to price(4)	34.00%	59.00%	39.00%
	17	Cash Flow	Price	$60.46	$100.00	$96.67
			Appraised Value	$636,249	$15,897,503	$11,392,478
Loans(3)	$581	Price-based	Discount to price(4)	34.00%	39.00%	35.00%
	109	Model-based	Price	$52.40	$68.00	$65.32
			Appraised Value	$6,500,000	$86,000,000	$43,532,719

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Prices are based on appraised values.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2014 and June 30, 2013:

	Three months ended June 30,
In millions of dollars	2014	2013
Loans held-for-sale	$(3)	$(63)
Other real estate owned	1	(6)
Loans(1)	(147)	(177)
Total nonrecurring fair value gains (losses)	$(149)	$(246)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

	Six months ended June 30,
In millions of dollars	2014	2013
Loans held-for-sale	$71	$(63)
Other real estate owned	(5)	(10)
Loans(1)	(367)	(343)
Total nonrecurring fair value gains (losses)	$(301)	$(416)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

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

	June 30, 2014		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$29.1	$30.7	$5.4	$22.7	$2.6
Federal funds sold and securities borrowed or purchased under agreements to resell	97.2	97.2	—	88.3	8.9
Loans(1)(2)	642.0	642.5	—	5.0	637.5
Other financial assets(2)(3)	263.8	263.8	10.7	180.4	72.7
Liabilities
Deposits	$963.8	$962.4	$—	$773.0	$189.4
Federal funds purchased and securities loaned or sold under agreements to repurchase	131.4	131.4	—	131.2	0.2
Long-term debt(4)	199.6	206.8	—	178.3	28.5
Other financial liabilities(5)	151.5	151.5	—	41.3	110.2

	December 31, 2013		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.8	$19.3	$5.3	$11.9	$2.1
Federal funds sold and securities borrowed or purchased under agreements to resell	115.6	115.6	—	107.2	8.4
Loans(1)(2)	637.9	635.1	—	5.6	629.5
Other financial assets(2)(3)	254.2	254.2	9.4	191.7	53.1
Liabilities
Deposits	$966.6	$965.6	$—	$776.4	$189.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	152.0	152.0	—	151.8	0.2
Long-term debt(4)	194.2	201.3	—	175.6	25.7
Other financial liabilities(5)	136.2	136.2	—	41.2	95.0

(1)
The carrying value of loans is net of the Allowance for loan losses of $17.9 billion for June 30, 2014 and $19.6 billion for December 31, 2013. In addition, the carrying values exclude $2.8 billion and $2.9 billion of lease finance receivables at June 30, 2014 and December 31, 2013, respectively.

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
The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2014 and December 31, 2013 were liabilities of $5.1 billion and $5.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
The following table presents the changes in fair value gains and losses for the three and six months ended June 30, 2014 and 2013 associated with those items for which the fair value option was elected:

	Changes in fair value gains (losses) for the
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2014	2013	2014	2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell and securities borrowed	$(53)	$(299)	$973	$(468)
Trading account assets	(428)	(179)	(238)	(170)
Investments	20	(15)	52	(57)
Loans
Certain corporate loans(1)	(1)	264	13	287
Certain consumer loans(1)	(22)	(33)	(46)	(67)
Total loans	$(23)	$231	(33)	220
Other assets
MSRs	$(91)	$226	$(175)	$416
Certain mortgage loans held for sale(2)	138	(29)	258	514
Certain equity method investments	1	(2)	(2)	(1)
Total other assets	$48	$195	$81	$929
Total assets	$(436)	$(67)	$835	$454
Liabilities
Interest-bearing deposits	$(12)	$100	$(17)	$119
Federal funds purchased and securities loaned or sold under agreements to repurchase Selected portfolios of securities sold under agreements to repurchase and securities loaned	—	50	(6)	73
Trading account liabilities	(2)	66	4	38
Short-term borrowings	(14)	61	(10)	88
Long-term debt	(558)	507	(728)	394
Total liabilities	$(586)	$784	$(757)	$712

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810 Consolidation (SFAS 167) on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

Own Debt Valuation Adjustments
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a loss of $44 million and a gain of $202 million for the three months ended June 30, 2014 and 2013, respectively and losses of $10 million and $8 million for the six months ended June 30, 2014 and 2013. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected portfolios of securities purchased under agreements to resell, securities borrowed, securities sold under agreements to repurchase, securities loaned and certain non-collateralized short-term borrowings
The Company elected the fair value option for certain portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase, securities borrowed, securities loaned, and certain non-collateralized short-term borrowings held primarily by broker-dealer entities in the United States, United Kingdom and Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with derivative instruments that are accounted for at fair value through earnings.

Changes in fair value for transactions in these portfolios are recorded in Principal transactions. The related interest revenue and interest expense are measured based on the contractual rates specified in the transactions and are reported as interest revenue and expense in the Consolidated Statement of Income.

Certain loans and other credit products
Citigroup has elected the fair value option for certain originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup’s lending and trading businesses. None of these credit products are highly leveraged financing commitments. Significant groups of transactions include loans and unfunded loan products that are expected to be either sold or securitized in the near term, or transactions where the economic risks are hedged with derivative instruments, such as purchased credit default swaps or total return swaps where the Company pays the total return on the underlying loans to a third party. Citigroup has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company.

The following table provides information about certain credit products carried at fair value at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$10,287	$4,753	$9,262	$4,058
Aggregate unpaid principal balance in excess of (less than) fair value	55	(74)	4	(94)
Balance of non-accrual loans or loans more than 90 days past due	68	—	97	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	84	—	41	—
In addition to the amounts reported above, $2,601 million and $2,308 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2014 and December 31, 2013, respectively.
Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2014 and 2013 due to instrument-specific credit risk totaled to a loss of $29 million and a loss of $17 million, respectively.

Certain investments in unallocated precious metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $1.4 billion at June 30, 2014 and approximately $1.3 billion at December 31, 2013. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of June 30, 2014, there were approximately $13.3 billion and $6.6 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value at June 30, 2014 and December 31, 2013:

In millions of dollars	June 30, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$1,501	$2,089
Aggregate fair value in excess of unpaid principal balance	74	48
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—
The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2014 and 2013 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup’s Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company’s Consolidated Statement of

Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company’s Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $48 million and $69 million for the six months ended June 30, 2014 and 2013, respectively.
The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup’s Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company’s Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $9 million and $223 million as of June 30, 2014 and December 31, 2013, respectively.

The following table provides information about corporate and consumer loans of consolidated VIEs carried at fair value at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$5	$—	$14	$910
Aggregate unpaid principal balance in excess of fair value	9	—	7	212
Balance of non-accrual loans or loans more than 90 days past due	—	—	—	81
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—	—	106

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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at June 30, 2014 and December 31, 2013:

In billions of dollars	June 30, 2014	December 31, 2013
Interest rate linked	$10.6	$9.8
Foreign exchange linked	0.4	0.5
Equity linked	6.9	7.0
Commodity linked	2.1	1.8
Credit linked	3.4	3.5
Total	$23.4	$22.6
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

The following table provides information about long-term debt carried at fair value, excluding debt issued by consolidated VIEs, at June 30, 2014 and December 31, 2013:

In millions of dollars	June 30, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$27,409	$25,968
Aggregate unpaid principal balance in excess of (less than) fair value	(1,322)	(866)
The following table provides information about short-term borrowings carried at fair value at June 30, 2014 and December 31, 2013:

In millions of dollars	June 30, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$1,236	$3,692
Aggregate unpaid principal balance in excess of (less than) fair value	(33)	(38)

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
The following tables present information about Citi’s guarantees at June 30, 2014 and December 31, 2013:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2014 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.0	$75.5	$100.5	$320
Performance guarantees	7.6	4.7	12.3	37
Derivative instruments considered to be guarantees	15.9	72.5	88.4	1,213
Loans sold with recourse	—	0.2	0.2	18
Securities lending indemnifications(1)	109.4	—	109.4	—
Credit card merchant processing(1)	86.3	—	86.3	—
Custody indemnifications and other	—	41.2	41.2	54
Total	$244.2	$194.1	$438.3	$1,642

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$28.8	$71.4	$100.2	$429
Performance guarantees	7.6	4.9	12.5	42
Derivative instruments considered to be guarantees	6.0	61.6	67.6	797
Loans sold with recourse	—	0.3	0.3	22
Securities lending indemnifications(1)	79.2	—	79.2	—
Credit card merchant processing(1)	85.9	—	85.9	—
Custody indemnifications and other	—	36.3	36.3	53
Total	$207.5	$174.5	$382.0	$1,343

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $281 million and $341 million at June 30, 2014 and December 31, 2013, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At June 30, 2014 and December 31, 2013, this maximum potential exposure was estimated to be $86 billion and $86 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At June 30, 2014 and December 31, 2013, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications
Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2014 and December 31, 2013, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2014 or

December 31, 2013 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $5.9 billion at June 30, 2014, compared to $5.4 billion at December 31, 2013) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications
At June 30, 2014 and December 31, 2013, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.6 billion and $1.3 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Futures and over-the-counter derivatives clearing
Citi provides clearing services for clients executing exchange-traded futures and over-the-counter (OTC) derivatives contracts with central counterparties (CCPs). Based on all relevant facts and circumstances, Citi has concluded that it acts as an agent for accounting purposes in its role as clearing member for these client transactions. As such, Citi does not reflect the underlying exchange-traded futures or OTC derivatives contracts in its Consolidated Financial Statements. See Note 21 for a discussion of Citi’s derivatives activities that are reflected in its Consolidated Financial Statements.
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables (payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner was approximately $2.9 billion and $1.4 billion as of June 30, 2014 and December 31, 2013, respectively.
Variation margin due from clients to the respective CCP, or from the CCP to clients, reflects changes in the value of the client’s derivative contracts for each trading day. As a clearing member, Citi is exposed to the risk of non-performance by clients (e.g., failure of a client to post variation margin to the CCP for negative changes in the value of the client’s derivative contracts). In the event of non-performance by a client, Citi would move to close out the client’s positions. The CCP would typically utilize initial margin posted by the client and held by the CCP, with any remaining shortfalls required to be paid by Citi as clearing member. Citi generally holds incremental cash or securities margin posted by the client, which would typically be expected to be sufficient to mitigate Citi’s credit risk in the event the client fails to perform.
As required by ASC 860-30-25-5, securities collateral posted by clients is not recognized on Citi’s Consolidated Balance Sheet.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $69 billion and $52 billion at June 30, 2014 and December 31, 2013, respectively. Securities and other marketable assets held as collateral amounted to $52 billion and $39 billion at June 30, 2014 and December 31, 2013, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.5 billion and $5.3 billion at June 30, 2014 and December 31, 2013, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of June 30, 2014 and December 31, 2013. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at June 30, 2014	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$75.1	$15.6	$9.8	$100.5
Performance guarantees	7.3	4.1	0.9	12.3
Derivative instruments deemed to be guarantees	—	—	88.4	88.4
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	109.4	109.4
Credit card merchant processing	—	—	86.3	86.3
Custody indemnifications and other	40.9	0.3	—	41.2
Total	$123.3	$20.0	$295.0	$438.3

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$76.2	$14.8	$9.2	$100.2
Performance guarantees	7.4	3.6	1.5	12.5
Derivative instruments deemed to be guarantees	—	—	67.6	67.6
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	79.2	79.2
Credit card merchant processing	—	—	85.9	85.9
Custody indemnifications and other	36.2	0.1	—	36.3
Total	$119.8	$18.5	$243.7	$382.0

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of June 30, 2014 and December 31, 2013:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2014	December 31, 2013
Commercial and similar letters of credit	$1,551	$5,892	$7,443	$7,341
One- to four-family residential mortgages	2,782	2,708	5,490	4,946
Revolving open-end loans secured by one- to four-family residential properties	13,641	2,857	16,498	16,781
Commercial real estate, construction and land development	1,619	1,107	2,726	2,725
Credit card lines	504,462	134,459	638,921	641,111
Commercial and other consumer loan commitments	156,841	90,851	247,692	231,071
Other commitments and contingencies	2,479	8,214	10,693	7,863
Total	$683,375	$246,088	$929,463	$911,838
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

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $51 billion and $58 billion with an original maturity of less than one year at June 30, 2014 and December 31, 2013, respectively.
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

Other commitments and contingencies
Other commitments and contingencies include committed or unsettled regular-way reverse repurchase agreements and all other transactions related to commitments and contingencies not reported on the lines above.

25.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2013 Annual Report on Form 10-K and Note 25 to the Consolidated Financial Statements of Citigroup’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At June 30, 2014, Citigroup's estimate was materially unchanged from its estimate of approximately $5 billion at December 31, 2013, as more fully described in Note 28 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K.
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

Commodities Financing Contracts
Beginning in May 2014, Citigroup became aware of reports of potential fraud relating to the financing of physical metal stored at the Qingdao and Penglai ports in China. Citigroup has contracts with a counterparty in relation to Citigroup’s providing financing collateralized by physical metal stored at these ports. On July 22, 2014, Citigroup commenced proceedings in the Commercial Court in London to enforce its rights against that counterparty under the relevant agreements in relation to approximately $285 million in financing. That counterparty and a Chinese warehouse provider previously brought actions in the English courts to establish the parties’ rights and obligations under these agreements.

Credit Crisis-Related Litigation and Other Matters

Mortgage-Related Litigation and Other Matters
Regulatory Actions: On June 4, 2014, the United States Court of Appeals for the Second Circuit issued an opinion and order reversing the district court’s order in UNITED STATES SECURITIES & EXCHANGE COMMISSION v. CITIGROUP GLOBAL MARKETS INC. refusing to approve Citigroup’s proposed settlement with the U.S. Securities and Exchange Commission (SEC). The action has been remanded for further proceedings consistent with the Second Circuit’s decision. Additional information relating to this action is publicly available in court filings under the docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).
As of July 30, 2014, the SEC had advised Citigroup that it had concluded its investigation of Citigroup’s mortgage-backed securities (MBS) practices and did not intend to recommend an enforcement action.
As previously disclosed, on July 14, 2014, Citigroup reached a settlement of an investigation by the Residential Mortgage-Backed Securities Working Group.  The settlement resolved actual and potential civil claims by the Department of Justice, several state attorneys general, and the Federal Deposit Insurance Corporation (FDIC) relating to MBS and collateralized debt obligations (CDOs) issued, structured, or underwritten by Citigroup between 2003 and 2008.  The settlement included a $4.0 billion civil monetary payment to the Department of Justice, $500 million in payments to certain state attorneys general and the FDIC, and $2.5 billion in consumer relief (to be provided by the end of 2018). The consumer relief will be in the form of financing provided for the construction and preservation of affordable multifamily rental housing, principal reduction and forbearance for residential loans, as well as other direct consumer benefits from various relief programs.
Mortgage-Backed Securities and CDO Investor Actions:
Certain of the actions brought by purchasers of MBS sponsored, underwritten, or sold by Citigroup have been resolved through settlement and dismissed with prejudice.  Additional information relating to these actions is publicly available in court filings under the docket numbers 11 Civ. 2890 (S.D.N.Y.) (Daniels, J.), 653100/2012 (N.Y. Sup. Ct.) (Friedman, J.), and 11 Civ. 10952 (D. Mass) (O’Toole, J.).
As of June 30, 2014, the aggregate original purchase amount of the purchases at issue in the pending MBS and CDO investor suits was approximately $7.1 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with MBS and CDO investors threatening litigation was approximately $1.4 billion.
On May 20, 2014, Commerzbank A.G. London Branch filed a complaint in COMMERZBANK A.G. LONDON BRANCH v. UBS AG, ET AL., alleging fraud and other claims in connection with various financial institutions’, including Citigroup’s, issuance and underwriting of MBS.  Additional information relating to this action is publicly available in court filings under the docket number 654464/2013 (N.Y. Sup. Ct.) (Friedman, J.).
Mortgage-Backed Security Repurchase Claims: The deadline for trustees to accept or reject Citigroup’s April 7, 2014 offer of settlement to resolve representation and warranty repurchase claims related to certain legacy securitizations initially was extended to August 14, 2014. Citigroup subsequently agreed to further extend that deadline to October 31, 2014.
Mortgage-Backed Securities Trustee Actions: On June 18, 2014, a group of investors in 48 MBS trusts for which Citibank, N.A. served or currently serves as trustee filed a complaint in New York Supreme Court in BLACKROCK ALLOCATION TARGET SHARES: SERIES S. PORTFOLIO, ET AL. v. CITIBANK, N.A. The complaint, like those filed against other MBS trustees, alleges that Citibank, N.A. failed to pursue contractual remedies against loan originators, securitization sponsors, and servicers. The securitizations at issue were sponsored by American Home Mortgage, BNC, Countryplace, First Franklin, Goldman Sachs, Lehman Brothers, Merrill Lynch, PHH Mortgage, Wachovia and Washington Mutual. Additional information concerning this action is publicly available in court filings under the docket number 651868/2014 (N.Y. Sup. Ct.) (Friedman, J.). On June 27, 2014, a separate group of MBS investors filed a summons with notice in FEDERAL HOME LOAN BANK OF TOPEKA, ET AL. v. CITIBANK, N.A. The summons with notice alleges that Citibank, N.A., as trustee for an unspecified number of MBS, failed to pursue remedies on behalf of the securitization trusts. Additional information concerning this action is publicly available in court filings under the docket number 651973/2014 (N.Y. Sup. Ct.).

Counterparty and Investor Actions
On June 18, 2014, Abu Dhabi Investment Authority (ADIA) filed a petition for a writ of certiorari in the United States Supreme Court seeking review of the Second Circuit’s affirmance of the District Court’s confirmation of the arbitration award in favor of Citigroup.  The petition is pending. Additional information concerning this action is publicly available in court filings under the docket numbers 12 Civ. 283 (S.D.N.Y.) (Daniels, J.), 13-1068-cv (2d Cir.) and No. 13-1500 (U.S.).

KIKOs
As of June 30, 2014, there were 103 civil lawsuits filed by small and medium sized export businesses against Citibank Korea Inc. (CKI). To date, 96 decisions have been rendered at the district court level, and CKI has prevailed in 76 of those decisions. In the other 20 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $38.7 million.  CKI is appealing the 20 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.
Of the 96 cases decided at the district court level, 65 have been appealed to the high court, including the 20 in which an adverse decision was rendered against CKI in the district court. Of the 62 appeals decided or settled at high court level, CKI prevailed in 45 cases, and in the other 17 cases plaintiffs were awarded partial damages. As a result, the aggregate damages awarded against CKI decreased by approximately $10.5 million. CKI is appealing nine of the adverse decisions to the Korean Supreme Court and many plaintiffs have filed appeals to the Supreme Court as well.
As of June 30, 2014, the Supreme Court has rendered 24 judgments relating to CKI. CKI prevailed in 21 cases. The Supreme Court confirmed lower court judgments in which plaintiffs were awarded partial damages in three cases.  As a result, the aggregate damages awarded against CKI decreased by approximately $0.3 million.
After taking into account all decisions rendered through June 30, 2014 at the district court, high court, or Supreme Court levels, the damages awarded against CKI currently total in the aggregate approximately $27.9 million.

Lehman Brothers Bankruptcy Proceedings
On July 21, 2014, PricewaterhouseCoopers, AG Zurich, as Foreign Representative and Liquidator of Lehman Brothers Finance AG, a/k/a Lehman Brothers Finance SA, filed a complaint in LEHMAN BROTHERS FINANCE AG, IN LIQUIDATION, ET AL. v. CITIBANK, N.A., ET AL. against Citibank, N.A., CKI and Citigroup Global Markets Ltd., asserting that the Citigroup defendants have improperly withheld termination payments under certain derivatives contracts.  Plaintiffs seek to recover approximately $70 million, plus interest.  Additional information concerning this action is publicly available in court filings under the docket number 14-2050 (Bankr. S.D.N.Y.) (Chapman, J.).

Foreign Exchange Matters
Antitrust and Other Litigation: On April 30, 2014, plaintiff in the putative class action LARSEN v. BARCLAYS BANK PLC, ET AL. filed an amended complaint. On May 30, 2014, Citigroup and Citibank, N.A., along with other defendants, moved to dismiss that action, as well as the putative class actions that are proceeding on a consolidated basis under the caption IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION and the putative class action captioned SIMMTECH CO. v. BARCLAYS BANK PLC, ET AL. Additional information concerning these actions is publicly available in court filings under the docket numbers 1:14-cv-1364 (S.D.N.Y.) (Schofield, J.), 1:13-cv-7789 (S.D.N.Y.) (Schofield, J.) and 1:13-cv-7953 (S.D.N.Y.) (Schofield, J.).

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: On June 23, 2014, the United States District Court for the Southern District of New York issued an opinion in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION (LIBOR MDL), (i) granting a motion by the putative class of purchasers of exchange-traded derivative instruments for leave to amend their complaint; (ii) denying the defendants’ motion for reconsideration of portions of the court’s March 29, 2013 order; (iii) granting defendants’ motion to dismiss claims based on contracts purchased between May 2008 and April 2009; and (iv) denying the motion by Citigroup, Citibank, N.A., and certain other defendants to dismiss unjust enrichment and contract-based claims of the putative class of OTC purchasers of derivative instruments. Additional information concerning this consolidated action is publicly available in court filings under the docket number 1:11-md-2262 (S.D.N.Y.) (Buchwald, J.).
On June 30, 2014, the United States Supreme Court granted a petition for a writ of certiorari in GELBOIM, ET AL. v. BANK OF AMERICA CORP., ET AL. with respect to the dismissal by the Second Circuit of an appeal by the plaintiff class of indirect OTC purchasers of U.S. debt securities. Additional information concerning this action is publicly available in court filings under the docket numbers 13-3565 (2d Cir.), 13-3636 (2d Cir.), and 13-1174 (U.S.).
On May 19, 2014, Prudential Investment Portfolios filed a lawsuit in the United States District Court for the District of New Jersey against Citigroup, Citibank, N.A., Citigroup Funding Inc. and Citigroup Global Markets Inc., as well as other USD LIBOR panel banks, seeking to recover losses as a result of purported LIBOR manipulation. Plaintiff asserts federal antitrust and RICO claims, as well as various common law claims. On June 11, 2014, this action was transferred to the United States District Court for the Southern District of New York for consolidation in the LIBOR MDL. Additional information concerning this action is publicly available under the docket number 1:14-cv-04189 (S.D.N.Y.) (Buchwald, J.).
Separately, on June 17, 2014, plaintiff in the putative class action LAYDON v. MIZUHO BANK LTD. ET AL. filed a motion for leave to amend the second amended complaint and a proposed third amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 1:12-cv-3419 (S.D.N.Y.) (Daniels, J.).
On May 2, 2014, plaintiffs in the class action SULLIVAN v. BARCLAYS PLC, ET AL. filed a second amended complaint naming Citigroup and Citibank, N.A. as defendants. Plaintiffs claim to have suffered losses as a result of purported EURIBOR manipulation and assert claims under the Commodity Exchange Act, the Sherman Act and RICO, and for unjust enrichment. Additional information concerning this action is publicly available in court filings under the docket number 1:13-cv-2811 (S.D.N.Y.) (Castel, J.).

Interchange Fees Litigation
On July 18, 2014, the United States District Court for the Eastern District of New York denied defendants’, including Citigroup’s, motions to dismiss complaints filed by opt-out merchants in IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGTATION. Two of the opt-out suits, 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL. and SPEEDY STOP FOOD STORES, LLC, ET AL. v. VISA INC., ET AL. name Citigroup as a defendant. Additional information concerning these actions is publicly available in court filings under the docket numbers 05-md-1720 (E.D.N.Y.) (Gleeson, J.); 13-cv-4442 (S.D.N.Y.) (Hellerstein, J.), and 13-10-75377A (Tex. Dist. Ct.).

Oceanografía Fraud and Related Matters
Derivative Actions and Related Proceedings: On April 28, 2014, Oklahoma Firefighters Pension & Retirement System filed a complaint in Delaware Chancery Court in OKLAHOMA FIREFIGHTERS PENSION & RETIREMENT SYSTEM v. CITIGROUP INC., seeking to inspect Citigroup’s books and records pursuant to 8 Del. C.§ 220, for the stated purpose of investigating possible mismanagement and breaches of fiduciary duty by the Citigroup Board of Directors and/or senior management in connection with various matters, including Citigroup’s February 28, 2014 announcement of a fraud discovered in connection with an extension of credit to Oceanografía S.A. de C.V. by Citigroup affiliate Banamex. On June 27, 2014, the Master in Chancery issued a draft report recommending that the court enter an order granting in part and denying in part plaintiff’s request for inspection.  On July 7, 2014, Citigroup filed a notice of exception to the Master’s draft report. Additional information concerning this action is publicly available in court filings under the docket number C.A. No. 9587-ML (Del. Ch.) (LeGrow, M.).

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

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citigroup’s equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended June 30, 2014:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
April 2014
Open market repurchases(1)	0.8	$47.81	$1,127
Employee transactions(2)	—	—	N/A
May 2014
Open market repurchases(1)	4.0	46.86	939
Employee transactions(2)	—	—	N/A
June 2014
Open market repurchases(1)	1.6	47.75	863
Employee transactions(2)	—	—	N/A
Amounts as of June 30, 2014	6.4	$47.20	$863

(1)
Represents repurchases under the $1.2 billion 2014 common stock repurchase program (2014 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on April 23, 2014, which was part of the planned capital actions included by Citi in its 2014 Comprehensive Capital Analysis and Review. The 2014 Repurchase Program extends through the first quarter of 2015. Shares repurchased under the 2014 Repurchase Program are treasury stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August, 2014.

CITIGROUP INC.
(Registrant)

By    /s/ John C. Gerspach
John C. Gerspach
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Jeffrey R. Walsh
Jeffrey R. Walsh
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.01+	Restated Certificate of Incorporation of Citigroup Inc., as amended, as in effect on the date hereof.

3.02
By-Laws of Citigroup Inc., as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.02 to Citigroup Inc.’s Current Report on Form 8-K filed January 10, 2013 (File No. 1-9924).

10.01+	Citigroup Inc. Nonqualified Plan Amendment.

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended June 30, 2014, filed on August 1, 2014, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

+    Filed herewith