Form 10-Q
period 2014-09-30
CITIGROUP INC
filed 2014-10-30
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Common stock outstanding as of September 30, 2014: 3,029,488,232
Available on the web at www.citigroup.com

Inside Cover Page

CITIGROUP INC. THIRD QUARTER 2014 — FORM 10-Q

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
This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission (SEC) on March 3, 2014, including the historical audited consolidated financial statements of Citigroup reflecting certain realignments and reclassifications set forth in Citigroup’s Form 8-K filed with the SEC on June 13, 2014 (2013 Annual Report on Form 10-K), and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 filed with the SEC on May 2, 2014 (First Quarter of 2014 Form 10-Q) and August 1, 2014 (Second Quarter of 2014 Form 10-Q).
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

As described above, Citigroup is managed pursuant to the following segments:

*
On October 14, 2014, Citigroup announced that it intends to exit its consumer businesses in 11 markets as well as its consumer finance business in Korea. For additional information, see “Executive Summary” and “Global Consumer Banking” below. Effective in the first quarter of 2015, these businesses will be reported as part of Citi Holdings. Citi intends to release a revised Quarterly Financial Data Supplement reflecting this realignment prior to the release of first quarter of 2015 earnings information.

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

On October 30, 2014, Citi announced that it had adjusted downward its third quarter of 2014 financial results, from those previously reported on October 14, 2014, due to a $600 million (pretax and after-tax) increase in legal expenses recorded within Citicorp (within Corporate/Other). For additional information, see Citi’s Form 8-K filed with the SEC on October 30, 2014. Citi’s results of operations and financial condition for the third quarter of 2014, as reported in this Quarterly Report on Form 10-Q for the period ended September 30, 2014, reflects the impact of this adjustment.

Third Quarter of 2014—Solid Business Performance and Continued Progress on Execution Priorities
Citi’s third quarter of 2014 results reflected solid performance in both Global Consumer Banking (GCB) and the Institutional Clients Group (ICG) as well as positive earnings in Citi Holdings. In GCB, revenues, loans and deposits grew in every region, and in ICG, revenues increased across markets, investment banking and treasury and trade solutions from the prior-year period.
Citi also continued to make progress on its execution priorities during the third quarter, including:

•
Efficient resource allocation and disciplined expense management: Citi continued to benefit from savings resulting from its previously-announced repositioning actions, as well as ongoing efforts to simplify and streamline the organization. As part of these efforts, on October 14, 2014, Citigroup announced strategic actions to accelerate the transformation of GCB by focusing on those markets where it believes it has the greatest scale, growth potential and ability to provide meaningful returns to its shareholders. As part of these actions, Citigroup intends to exit its consumer businesses in 11 markets, plus its consumer finance business in Korea (for additional information on the markets included in these actions, see “Global Consumer Banking” below). Upon completion of these actions, which Citi expects to be substantially completed by the end of 2015, the new GCB footprint will continue to serve nearly 57 million clients in 24 markets that capture over 95% of GCB’s revenue base as of September 30, 2014. Citi will also continue to serve its institutional clients in these markets, which continue to be an important part of Citi’s global network.

•
Wind down of Citi Holdings: During the current quarter, Citi completed the sales of its consumer businesses in Greece and Spain, which contributed to a 7% decline in Citi Holdings assets during the quarter. Citi Holdings’ assets declined by $19 billion, or 16%, from the prior-year period.

•	Utilization of deferred tax assets (DTAs): Citi further reduced its DTAs by approximately $700 million during the third quarter of 2014, and has utilized approximately

$2.9 billion year-to-date in 2014 (for additional information, see “Income Taxes” below).

During the remainder of 2014, Citi intends to remain focused on its execution priorities while also being mindful of the continued challenging and somewhat volatile macroeconomic environment, including geopolitical tensions, slower growth in certain markets (including in the emerging markets) and uncertainty over the timing of interest rate increases. Further, while Citi has made progress on its expense reduction efforts, legal and related expenses are likely to remain elevated and Citi expects to continue to incur higher regulatory and compliance costs (see “Expenses” below).

Third Quarter of 2014 Summary Results

Citigroup
Citigroup reported third quarter net income of $2.8 billion or $0.88 per diluted share, compared to $3.2 billion or $1.00 per share in the third quarter of 2013. Results in the third quarter of 2014 included negative $371 million (negative $228 million after-tax) of CVA/DVA, which included a $474 million one-time pretax charge related to the implementation of funding valuation adjustments (FVA) on over-the-counter derivatives (for additional information, see “Fair Value Adjustments for Derivatives and Fair Value Option Liabilities” below and Note 22 to the Consolidated Financial Statements), compared to negative $336 million (negative $208 million after-tax) in the third quarter of 2013. Third quarter of 2013 results also included a $176 million tax benefit related to the resolution of certain tax audit items recorded in Corporate/Other.
Excluding CVA/DVA in both periods and the tax benefit in the third quarter of 2013, Citi reported net income of $3.1 billion in the third quarter of 2014, or $0.95 per diluted share, compared to $3.3 billion, or $1.02 per share, in the prior-year period. The 6% year-over-year decrease was driven by higher expenses and a higher effective tax rate, partially offset by increased revenues and a decline in credit costs (for additional information, see “Income Taxes” below).
Citi’s revenues, net of interest expense, were $19.6 billion in the third quarter of 2014, up 9% versus the prior-year period. Excluding CVA/DVA, revenues were $20.0 billion, up 10% from the third quarter of 2013, as revenues rose 8% in Citicorp and 30% in Citi Holdings. Net interest revenues of $12.2 billion were 6% higher than in the prior-year period, mostly driven by lower funding costs. Excluding CVA/DVA, non-interest revenues were $7.8 billion, up 16% from the prior-year period, driven by the higher revenues in ICG and GCB in Citicorp and higher non-interest revenues in Citi Holdings.

Expenses
Citigroup expenses increased 11% versus the prior-year period to $13.0 billion, largely driven by higher legal and related expenses and repositioning costs in Citicorp. Citi incurred legal and related costs of $1.6 billion (compared to $677 million in the prior-year period) and repositioning charges of $382 million (compared to $133 million in the prior-year period).
Excluding the impact of legal and related costs, repositioning charges and the impact of foreign exchange translation into U.S. dollars for reporting purposes (FX translation), which increased reported expenses by approximately $13 million in the third quarter of 2014 as compared to the prior-year period, expenses were $11.0 billion compared to $10.9 billion in the prior-year period. The modest increase from the prior-year period primarily reflected an adjustment to incentive compensation expense driven by better than anticipated performance year-to-date in ICG as well as higher regulatory and compliance costs, partially offset by continued cost reduction initiatives and the overall decline in Citi Holdings assets.
Citicorp’s expenses were $12.1 billion, up 17% from the prior-year period, primarily reflecting higher legal and related expenses, largely in Corporate/Other ($1.4 billion in the current quarter, compared to $82 million in the prior-year period), higher repositioning costs ($374 million in the current quarter, compared to $130 million in the prior-year period), higher regulatory and compliance costs and the adjustment to incentive compensation expense in ICG noted above, partially offset by efficiency savings. Citi expects legal and related expenses in Citicorp will likely remain elevated and episodic going forward. Further, consistent with its execution priorities, Citi currently expects its repositioning charges in the fourth quarter of 2014 to remain at approximately the same level as those recorded in the third quarter of 2014.
Citi Holdings’ expenses were $892 million, down 36% from the prior-year period, reflecting lower legal and related expenses as well as productivity savings and the ongoing decline in Citi Holdings assets, partially offset by $59 million of costs related to the sales of the consumer operations in Greece and Spain.

Credit Costs and Allowance for Loan Losses
Citi’s total provisions for credit losses and for benefits and claims of $1.8 billion declined 11% from the third quarter of 2013. Net credit losses of $2.1 billion were down 14% versus the prior-year period. Consumer net credit losses declined 9% to $2.1 billion, reflecting continued improvements in the North America mortgage portfolio within Citi Holdings, as well as North America Citi-branded cards in Citicorp. Corporate net credit losses decreased to negative $18 million in the third quarter of 2014 compared to positive $96 million in the prior-year period, reflecting improvements in ICG.
The net release of allowance for loan losses and unfunded lending commitments was $552 million in the third quarter of 2014 compared to a $675 million release in the prior-year period. Citicorp’s net reserve release increased to $408 million, due to higher reserve releases in North America GCB, international GCB and ICG, reflecting improved credit trends. Citi Holdings’ net reserve release, decreased 79% to $144 million, primarily due to lower releases related to the North America mortgage portfolio.
Citigroup’s total allowance for loan losses was $16.9 billion at quarter end, or 2.60% of total loans, compared to

$20.6 billion, or 3.16%, at the end of the prior-year period. The decline in the total allowance for loan losses reflected the continued wind down of Citi Holdings and overall continued improvement in the credit quality of Citi’s loan portfolios.
The consumer allowance for loan losses was $14.6 billion, or 3.87% of total consumer loans, at quarter end, compared to $17.9 billion, or 4.63% of total loans, at September 30, 2013. Total non-accrual assets fell to $8.0 billion, a 19% reduction compared to September 30, 2013. Corporate non-accrual loans declined 38% to $1.4 billion, while consumer non-accrual loans declined 13% to $6.3 billion, both reflecting the continued improvement in credit trends.

Capital
Citi continued to grow its regulatory capital during the third quarter of 2014, primarily through net income and a further reduction of its DTAs. Citigroup’s Tier 1 Capital and Common Equity Tier 1 Capital ratios, on a fully implemented basis, were 11.4% and 10.7% as of September 30, 2014, respectively, compared to 10.9% and 10.5% as of September 30, 2013 (all based on the Advanced Approaches for determining risk-weighted assets). Citigroup’s estimated Supplementary Leverage ratio as of September 30, 2014, based on the revised final U.S. Basel III rules, was 6.0% compared to 5.3% as of September 30, 2013 (on a pro forma basis to conform to the current period presentation). For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Citicorp
Citicorp net income decreased 22% from the prior-year period to $2.6 billion. CVA/DVA, recorded in the ICG, was negative $316 million (negative $194 million after-tax) in the third quarter of 2014, including a $430 million one-time pretax charge related to the implementation of FVA, compared to negative $332 million (negative $206 million after-tax) in the prior-year period (for a summary of CVA/DVA by business within ICG for the third quarters of 2014 and 2013, see “Institutional Clients Group” below). Excluding CVA/DVA in both periods and the tax benefit in the prior-year period described above, Citicorp’s net income was $2.8 billion, down 17% from the prior-year period, as higher expenses, a higher effective tax rate and lower income from discontinued operations were partially offset by higher revenues and continued improvement in credit.
Citicorp revenues, net of interest expense, increased 8% from the prior-year period to $18.0 billion. Excluding CVA/DVA, Citicorp revenues were $18.3 billion in the third quarter of 2014, up 8% from the prior-year period. GCB revenues of $9.6 billion increased 4% versus the prior-year period. North America GCB revenues rose 5% to $5.0 billion, reflecting higher revenues in each of retail banking, Citi-branded card and Citi retail services. Retail banking revenues rose 9% to $1.2 billion versus the prior-year period, reflecting continued volume growth and abating spread headwinds, as well as higher revenues in the U.S. mortgage business driven by a repurchase reserve release of approximately $50 million in the current quarter. Citi-branded cards revenues of $2.1 billion were up 1% versus the prior-year period as purchase sales grew and an improvement in spreads mostly offset the impact of lower average loans. Citi retail services revenues increased 8% to $1.6 billion, mainly reflecting the impact of the Best Buy portfolio acquisition in September 2013. North America GCB average deposits of $170 billion grew 2% year-over-year and average retail loans of $47 billion grew 9%. Average card loans of $109 billion increased 3%, and purchase sales of $63 billion increased 5% versus the prior-year period. For additional information on the results of operations of North America GCB for the third quarter of 2014, see “Global Consumer Banking-North America GCB” below.
International GCB revenues (consisting of EMEA GCB, Latin America GCB and Asia GCB) increased 3% versus the prior-year period to $4.6 billion. Excluding the impact of FX translation, international GCB revenues rose 5% from the prior-year period, driven by 6% growth in Latin America GCB, 4% growth in Asia GCB and 1% growth in EMEA GCB (for the impact of FX translation on the third quarter of 2014 results of operations for each of EMEA GCB, Latin America GCB and Asia GCB, see the table accompanying the discussion of each respective business’ results of operations below). This growth in international GCB revenues, excluding the impact of FX translation, mainly reflected volume growth in all regions and higher investment sales revenues in Asia GCB, partially offset by the ongoing impact of regulatory changes and the Korean franchise repositioning in Asia GCB, as well as the previously-disclosed market exits in EMEA GCB. For additional information on the results of operations of EMEA GCB, Latin America GCB and Asia GCB for the third quarter of 2014, see “Global Consumer Banking” below.
Year-over-year, international GCB average deposits increased 3%, average retail loans increased 6%, investment sales increased 29%, average card loans increased 2% and card purchase sales increased 4%, all excluding the impact of FX translation.
ICG revenues were $8.4 billion in the third quarter of 2014, up 14% from the prior-year period. Excluding CVA/DVA, ICG revenues were $8.7 billion, or 13% higher than the prior-year period. Banking revenues of $4.3 billion, excluding CVA/DVA and the impact of mark-to-market gains on hedges related to accrual loans within corporate lending (see below), increased 11% from the prior-year period, primarily reflecting growth in investment banking revenues. Investment banking revenues increased 32% versus the prior-year period, driven by a 90% increase in advisory revenues to $318 million, a 51% increase in equity underwriting to $298 million and a 9% increase in debt underwriting revenues to $632 million. Private bank revenues, excluding CVA/DVA, increased 8% to $663 million from the prior-year period, as growth in client volumes was partially offset by the impact of spread compression. Corporate lending revenues rose 130% to $533 million, including $91 million of mark-to-market gains on hedges related to accrual loans compared to a $147 million loss in the prior-year period. Excluding the mark-to-market impact on hedges related to accrual loans in both periods, corporate lending revenues rose 17% versus the prior-year period to $442 million, reflecting growth in average loans and improved funding costs, partially offset by lower loan yields.

Treasury and trade solutions revenues increased by 1% compared to the prior-year period as volume and fee growth was partially offset by the impact of spread compression globally.
Markets and securities services revenues of $4.3 billion, excluding CVA/DVA, increased 8% from the prior-year period. Fixed income markets revenues of $3.0 billion, excluding CVA/DVA, increased 5% from the prior-year period, reflecting higher securitized products revenues as well as an improvement in rates and currencies. Equity markets revenues of $763 million, excluding CVA/DVA, were up 14% versus the prior-year period, reflecting improved client activity in derivatives. Securities services revenues of $600 million increased 8% versus the prior-year period primarily due to increased volumes, assets under custody and overall client activity. For additional information on the results of operations of ICG for the third quarter of 2014, see “Institutional Clients Group” below.
Corporate/Other revenues decreased to $8 million from $42 million in the prior-year period, driven mainly by hedging activities. For additional information on the results of operations of Corporate/Other for the third quarter of 2014, see “Corporate/Other” below.
Citicorp end-of-period loans increased 3% versus the prior-year period to $576 billion, with 2% growth in consumer loans and 3% growth in corporate loans.

Citi Holdings
Citi Holdings’ net income was $238 million in the third quarter of 2014 compared to a net loss of $115 million in the third quarter of 2013. CVA/DVA was negative $55 million (negative $34 million after-tax) in the third quarter of 2014, including a $44 million one-time pretax charge related to the implementation of FVA, compared to negative $4 million (negative $2 million after-tax) in the prior-year period. Excluding the impact of CVA/DVA, Citi Holdings net income was $272 million, reflecting higher revenues, the lower expenses and lower net credit losses, partially offset by a lower net loan loss reserve release.
Citi Holdings’ revenues increased 26% to $1.6 billion from the prior-year period. Excluding CVA/DVA, Citi Holdings revenues increased 30% to $1.6 billion from the prior-year period. Net interest revenues increased 11% year-over-year to $858 million, largely driven by lower funding costs. Non-interest revenues, excluding CVA/DVA, increased 61% to $785 million from $486 million in the prior-year period, primarily driven by gains on sales, the most significant of which were the sales of the consumer operations in Greece and Spain, partially offset by losses on the redemption of debt associated with funding Citi Holdings assets. For additional information on the results of operations of Citi Holdings for the third quarter of 2014, see “Citi Holdings” below.
Citi Holdings’ assets were $103 billion, 16% below the prior-year period, and represented approximately 5% of Citi’s total GAAP assets and 14% of its risk-weighted assets under Basel III as of quarter-end (based on the Advanced Approaches for determining risk-weighted assets).

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per-share amounts and ratios	2014	2013	% Change	2014	2013	% Change
Net interest revenue	$12,187	$11,511	6%	$35,892	$34,823	3%
Non-interest revenue	7,417	6,393	16	23,178	23,817	(3)
Revenues, net of interest expense	$19,604	$17,904	9%	$59,070	$58,640	1%
Operating expenses	12,955	11,679	11	40,625	36,116	12
Provisions for credit losses and for benefits and claims	1,750	1,959	(11)	5,454	6,442	(15)
Income from continuing operations before income taxes	$4,899	$4,266	15%	$12,991	$16,082	(19)%
Income taxes	1,985	1,080	84	5,873	4,777	23
Income from continuing operations	$2,914	$3,186	(9)%	$7,118	$11,305	(37)%
Income (loss) from discontinued operations, net of taxes (1)	(16)	92	NM	(1)	89	NM
Net income before attribution of noncontrolling interests	$2,898	$3,278	(12)%	$7,117	$11,394	(38)%
Net income attributable to noncontrolling interests	59	51	16	154	177	(13)
Citigroup’s net income	$2,839	$3,227	(12)%	$6,963	$11,217	(38)%
Less:
Preferred dividends-Basic	$128	$110	16%	$352	$123	NM
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to Basic EPS	44	61	(28)	108	217	(50)
Income allocated to unrestricted common shareholders for Basic EPS	$2,667	$3,056	(13)%	$6,503	$10,877	(40)%
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	—	—	$—	$2	(100)
Income allocated to unrestricted common shareholders for diluted EPS	$2,667	$3,056	(13)	$6,503	$10,879	(40)%
Earnings per share
Basic
Income from continuing operations	$0.89	$0.98	(9)%	$2.14	$3.55	(40)%
Net income	0.88	1.01	(13)	2.14	3.58	(40)
Diluted
Income from continuing operations	$0.88	$0.98	(10)%	$2.14	$3.55	(40)%
Net income	0.88	1.00	(12)	2.14	3.57	(40)
Dividends declared per common share	0.01	0.01	—	0.03	0.03	—

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

Citigroup Inc. and Consolidated Subsidiaries
	Third Quarter			Nine Months
In millions of dollars, except per-share amounts, ratios and direct staff	2014	2013	% Change	2014	2013	% Change
At September 30:
Total assets	$1,882,849	$1,899,511	(1)%
Total deposits	942,655	955,460	(1)
Long-term debt	223,842	221,593	1
Citigroup common stockholders’ equity	203,304	195,603	4
Total Citigroup stockholders’ equity	212,272	200,846	6
Direct staff (in thousands)	243	252	(4)
Performance Metrics
Return on average assets	0.59%	0.69%		0.49%	0.80%
Return on average common stockholders’ equity (2)	5.3	6.4		4.4	7.8
Return on average total stockholders’ equity (2)	5.3	6.5		4.4	7.7
Efficiency ratio	66	65		69	62
Basel III Ratios—Transition Arrangements
Common Equity Tier 1 Capital (3)	12.97%	N/A
Tier 1 Capital (3)	12.97	N/A
Total Capital (3)	14.40	N/A
Tier 1 Leverage (4)	9.03	N/A
Basel III Ratios—Full Implementation
Common Equity Tier 1 Capital (5)	10.66%	10.50%
Tier 1 Capital (5)	11.43	10.93
Total Capital (5)	12.77	13.15
Estimated Supplementary Leverage Ratio (6)	5.99	5.26
Citigroup common stockholders’ equity to assets	10.80%	10.30%
Total Citigroup stockholders’ equity to assets	11.27	10.57
Dividend payout ratio (7)	1.1	1.0
Book value per common share	$67.11	$64.49	4%
Ratio of earnings to fixed charges and preferred stock dividends	2.37x	2.02x		2.16x	2.25x

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

(3)
Capital ratios reflecting the capital (numerator) derived under the transition provisions of the final U.S. Basel III rules, which became effective January 1, 2014, and risk-weighted assets (denominator) based on the Advanced Approaches for determining total risk-weighted assets.

(4)	The leverage ratio represents Tier 1 Capital divided by quarterly adjusted average total assets.

(5)
Capital ratios based on the final U.S. Basel III rules, with full implementation assumed for capital components; risk-weighted assets based on the Advanced Approaches for determining total risk-weighted assets.

(6)
Citi’s estimated Supplementary Leverage ratio for the third quarter of 2014 is based on the revised final U.S. Basel III rules. Citi’s estimated Supplementary Leverage ratio for the third quarter of 2013 is presented on a pro forma basis to conform to the current period presentation.

(7) Dividends declared per common share as a percentage of net income per diluted share.
N/A Not available.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
The following tables show the income (loss) and revenues for Citigroup on a segment and business view:
CITIGROUP INCOME

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2014	2013		2014	2013
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,185	$894	33%	$3,282	$3,052	8%
EMEA	1	13	(92)	31	36	(14)
Latin America	338	264	28	948	966	(2)
Asia	413	364	13	1,008	1,168	(14)
Total	$1,937	$1,535	26%	$5,269	$5,222	1%
Institutional Clients Group
North America	$888	$508	75%	$3,245	$2,748	18%
EMEA	461	374	23	1,797	2,031	(12)
Latin America	294	427	(31)	1,065	1,426	(25)
Asia	690	431	60	1,753	1,741	1
Total	$2,333	$1,740	34%	$7,860	$7,946	(1)%
Corporate/Other	$(1,598)	$20	NM	$(2,488)	$(374)	NM
Total Citicorp	$2,672	$3,295	(19)%	$10,641	$12,794	(17)%
Citi Holdings	$242	$(109)	NM	$(3,523)	$(1,489)	NM
Income from continuing operations	$2,914	$3,186	(9)%	$7,118	$11,305	(37)%
Discontinued operations	$(16)	$92	NM	$(1)	$89	NM
Net income attributable to noncontrolling interests	59	51	16%	154	177	(13)%
Citigroup’s net income	$2,839	$3,227	(12)%	$6,963	$11,217	(38)%
NM Not meaningful

CITIGROUP REVENUES

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2014	2013		2014	2013
CITICORP
Global Consumer Banking
North America	$4,989	$4,739	5%	$14,554	$14,902	(2)%
EMEA	347	359	(3)	1,053	1,091	(3)
Latin America	2,357	2,272	4	6,949	6,913	1
Asia	1,944	1,862	4	5,755	5,790	(1)
Total	$9,637	$9,232	4%	$28,311	$28,696	(1)%
Institutional Clients Group
North America	$3,178	$2,439	30%	$9,882	$9,261	7%
EMEA	2,263	2,147	5	7,486	7,988	(6)
Latin America	1,015	1,095	(7)	3,267	3,541	(8)
Asia	1,915	1,691	13	5,433	5,733	(5)
Total	$8,371	$7,372	14%	$26,068	$26,523	(2)%
Corporate/Other	$8	$42	(81)%	$184	$162	14%
Total Citicorp	$18,016	$16,646	8%	$54,563	$55,381	(1)%
Citi Holdings	$1,588	$1,258	26%	$4,507	$3,259	38%
Total Citigroup net revenues	$19,604	$17,904	9%	$59,070	$58,640	1%

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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of consumer banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Banking and Markets and securities services). Citicorp also includes Corporate/Other. At September 30, 2014, Citicorp had $1.8 trillion of assets and $928 billion of deposits, representing 95% of Citi’s total assets and 98% of Citi’s total deposits, respectively.

	Third Quarter			Nine Months		% Change
In millions of dollars except as otherwise noted	2014	2013	% Change	2014	2013
Net interest revenue	$11,329	$10,735	6%	$33,159	$32,510	2%
Non-interest revenue	6,687	5,911	13	21,404	22,871	(6)
Total revenues, net of interest expense	$18,016	$16,646	8%	$54,563	$55,381	(1)%
Provisions for credit losses and for benefits and claims
Net credit losses	$1,750	$1,795	(3)%	$5,460	$5,581	(2)%
Credit reserve build (release)	(381)	(104)	NM	(1,100)	(722)	(52)
Provision for loan losses	$1,369	$1,691	(19)%	$4,360	$4,859	(10)%
Provision for benefits and claims	52	51	2	144	160	(10)
Provision for unfunded lending commitments	(27)	108	NM	(78)	116	NM
Total provisions for credit losses and for benefits and claims	$1,394	$1,850	(25)%	$4,426	$5,135	(14)%
Total operating expenses	$12,063	$10,283	17%	$33,675	$31,639	6%
Income from continuing operations before taxes	$4,559	$4,513	1%	$16,462	$18,607	(12)%
Income taxes	1,887	1,218	55	5,821	5,813	—
Income from continuing operations	$2,672	$3,295	(19)%	$10,641	$12,794	(17)%
Income (loss) from discontinued operations, net of taxes	(16)	92	NM	(1)	89	NM
Noncontrolling interests	55	45	22	149	165	(10)
Net income	$2,601	$3,342	(22)%	$10,491	$12,718	(18)%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,780	$1,778	—%
Average assets	1,788	1,735	3	$1,784	$1,742	2%
Return on average assets	0.58%	0.76%		0.79%	0.98%
Efficiency ratio (Operating expenses/Total revenues)	67	62		62	57
Total EOP loans	$576	$561	3
Total EOP deposits	$928	$914	2
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical consumer banking businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services. GCB is a globally diversified business with 3,436 branches in 35 countries around the world as of September 30, 2014. For the nine months ended September 30, 2014, GCB had $399 billion of average assets and $333 billion of average deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. As of September 30, 2014, Citi had consumer banking operations in 120, or 80%, of the world’s top 150 cities. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.
Citi intends to continue to optimize its branch footprint and further concentrate its presence in major metropolitan areas. Consistent with its strategy, on October 14, 2014, Citi announced that it intends to exit its consumer businesses in the following markets: Costa Rica, El Salvador, Guatemala, Nicaragua, Panama and Peru (in Latin America); Japan, Guam and its consumer finance business in Korea (in Asia); and the Czech Republic, Egypt and Hungary (in EMEA). Citi expects to substantially complete its exit from these businesses by the end of 2015. These consumer businesses, consisting of approximately $29 billion of assets, $7 billion of consumer loans and $26 billion of deposits, each as of September 30, 2014, will be reported as part of Citi Holdings beginning in the first quarter of 2015. For additional information, see “Executive Summary” above.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$7,366	$7,100	4%	$21,604	$21,333	1%
Non-interest revenue	2,271	2,132	7	6,707	7,363	(9)
Total revenues, net of interest expense	$9,637	$9,232	4%	$28,311	$28,696	(1)%
Total operating expenses	$5,281	$5,189	2%	$15,932	$15,826	1%
Net credit losses	$1,738	$1,730	—%	$5,305	$5,424	(2)%
Credit reserve build (release)	(373)	(85)	NM	(909)	(662)	(37)
Provision (release) for unfunded lending commitments	(2)	15	NM	(8)	39	NM
Provision for benefits and claims	52	51	2	144	160	(10)
Provisions for credit losses and for benefits and claims	$1,415	$1,711	(17)%	$4,532	$4,961	(9)%
Income from continuing operations before taxes	$2,941	$2,332	26%	$7,847	$7,909	(1)%
Income taxes	1,004	797	26	2,578	2,687	(4)
Income from continuing operations	$1,937	$1,535	26%	$5,269	$5,222	1%
Noncontrolling interests	9	4	NM	23	15	53
Net income	$1,928	$1,531	26%	$5,246	$5,207	1%
Balance Sheet data (in billions of dollars)
Average assets	$401	$391	3%	$399	$394	1%
Return on average assets	1.91%	1.55%		1.76%	1.78%
Efficiency ratio	55	56		56	55
Total EOP assets	$400	$401	—
Average deposits	333.0	323.7	3	332.8	326.2	2
Net credit losses as a percentage of average loans	2.30%	2.41%		2.38%	2.55%
Revenue by business
Retail banking	$4,164	$3,928	6%	$12,250	$13,002	(6)%
Cards (1)	5,473	5,304	3	16,061	15,694	2
Total	$9,637	$9,232	4%	$28,311	$28,696	(1)%
Income from continuing operations by business
Retail banking	$538	$257	NM	$1,336	$1,589	(16)%
Cards (1)	1,399	1,278	9	3,933	3,633	8
Total	$1,937	$1,535	26%	$5,269	$5,222	1%
(Table continues on next page.)

Foreign Currency (FX) Translation Impact
Total revenue-as reported	$9,637	$9,232	4%	$28,311	$28,696	(1)%
Impact of FX translation (2)	—	(51)		—	(397)
Total revenues-ex-FX	$9,637	$9,181	5%	$28,311	$28,299	—%
Total operating expenses-as reported	$5,281	$5,189	2%	$15,932	$15,826	1%
Impact of FX translation (2)	—	(29)		—	(211)
Total operating expenses-ex-FX	$5,281	$5,160	2%	$15,932	$15,615	2%
Total provisions for LLR & PBC-as reported	$1,415	$1,711	(17)%	$4,532	$4,961	(9)%
Impact of FX translation (2)	—	(6)		—	(69)
Total provisions for LLR & PBC-ex-FX	$1,415	$1,705	(17)%	$4,532	$4,892	(7)%
Net income-as reported	$1,928	$1,531	26%	$5,246	$5,207	1%
Impact of FX translation (2)	—	(28)		—	(92)
Net income-ex-FX	$1,928	$1,503	28%	$5,246	$5,115	3%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2014 average exchange rates for all periods presented.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small to mid-size businesses in the U.S. North America GCB’s 895 retail bank branches as of September 30, 2014 are largely concentrated in the greater metropolitan areas of New York, Chicago, Miami, Washington, D.C., Boston, Los Angeles, San Francisco, Sacramento, San Diego and Las Vegas.
At September 30, 2014, North America GCB had approximately 11.9 million retail banking customer accounts, $47.5 billion of retail banking loans and $171.7 billion of deposits. In addition, North America GCB had approximately 110.7 million Citi-branded and Citi retail services credit card accounts, with $109.5 billion in outstanding card loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$4,362	$4,136	5%	$12,758	$12,352	3%
Non-interest revenue	627	603	4	1,796	2,550	(30)
Total revenues, net of interest expense	$4,989	$4,739	5%	$14,554	$14,902	(2)%
Total operating expenses	$2,404	$2,423	(1)%	$7,177	$7,368	(3)%
Net credit losses	$1,017	$1,083	(6)%	$3,190	$3,528	(10)%
Credit reserve build (release)	(340)	(228)	(49)	(1,008)	(949)	(6)
Provisions for benefits and claims	12	17	(29)	30	44	(32)
Provision for unfunded lending commitments	—	3	(100)	3	3	—
Provisions for credit losses and for benefits and claims	$689	$875	(21)%	$2,215	$2,626	(16)%
Income from continuing operations before taxes	$1,896	$1,441	32%	$5,162	$4,908	5%
Income taxes	711	547	30	1,880	1,856	1
Income from continuing operations	$1,185	$894	33%	$3,282	$3,052	8%
Noncontrolling interests	(1)	—	—	(1)	1	NM
Net income	$1,186	$894	33%	$3,283	$3,051	8%
Balance Sheet data (in billions of dollars)
Average assets	$178	$173	3%	$177	$174	2%
Return on average assets	2.64%	2.05%		2.48%	2.34%
Efficiency ratio	48	51		49	49
Average deposits	$170.4	$166.5	2	$170.7	$165.1	3
Net credit losses as a percentage of average loans	2.59%	2.88%		2.74%	3.19%
Revenue by business
Retail banking	$1,228	$1,124	9%	$3,540	$4,289	(17)%
Citi-branded cards	2,115	2,087	1	6,162	6,091	1
Citi retail services	1,646	1,528	8	4,852	4,522	7
Total	$4,989	$4,739	5%	$14,554	$14,902	(2)%
Income from continuing operations by business
Retail banking	$105	$(37)	NM	$211	$432	(51)%
Citi-branded cards	639	548	17	1,763	1,420	24
Citi retail services	441	383	15	1,308	1,200	9
Total	$1,185	$894	33%	$3,282	$3,052	8%

NM Not meaningful

3Q14 vs. 3Q13
Net income increased by $292 million to $1.2 billion due to higher revenues, lower expenses and lower cost of credit.
Revenues increased 5%, with revenue growth in each of retail banking, Citi-branded cards and Citi retail services. Net interest revenue increased 5% primarily due to an increase in average loans in Citi retail services driven by the Best Buy portfolio acquisition in September 2013 and continued volume growth in retail banking, which more than offset lower average loans in Citi-branded cards. Non-interest revenue increased 4% primarily due to a representation and warranty repurchase reserve release of approximately $50 million in the current quarter and a 5% increase in total card purchase sales to $63 billion, partially offset by continued declines in revenues due to improving credit and the resulting impact on contractual partner payments in Citi retail services.
Retail banking revenues of $1.2 billion increased 9% due to continued volume-related growth (average loans of $47 billion increased 9% and average deposits of $170 billion increased 2%) versus the prior-year period. The increase in revenues also reflected abating spread compression within the deposit portfolios as well as higher revenues in the U.S. mortgage business driven by the mortgage repurchase reserve release referenced above.
Cards revenues increased 4% as average loans of $109 billion increased 3% versus the prior-year period. In Citi-branded cards, revenues increased 1% as a 4% increase in purchase sales and higher net interest spreads driven by the continued reduction of promotional balances in the portfolio mostly offset the lower average loans (3% decline from the prior-year period). The decline in average loans was driven by the reduction in promotional balances as well as continued increased customer payment rates.
Citi retail services revenues increased 8% primarily due to a 13% increase in average loans driven by the Best Buy acquisition, partially offset by continued declines in revenues due to improving credit and the resulting impact on contractual partner payments. Citi retail services revenues also benefited from lower funding costs, partially offset by a decline in net interest spreads due to a higher percentage of promotional balances within the portfolio. Purchase sales in Citi retail services increased 9% from the prior-year period, driven by the acquisition of the Best Buy portfolio.
Expenses decreased 1% as ongoing cost reduction initiatives were mostly offset by an increase in Citi retail services expenses due to the impact of the Best Buy portfolio acquisition, higher repositioning charges and an increase in legal and related costs. Cost reduction initiatives included the ongoing repositioning of the mortgage business due to the decline in mortgage refinancing activity, as well as continued rationalization of the branch footprint, including reducing the number of overall branches (a 9% decline from the prior-year period).
Provisions decreased 21% due to lower net credit losses (6%) and higher loan loss reserve releases (51%). Net credit losses declined in Citi-branded cards (down 14% to $526 million), partially offset by higher net credit losses in Citi retail services (up 5% to $457 million) driven by the acquisition of the Best Buy portfolio. The loan loss reserve release increased by $115 million from the prior-year period due to the continued improvement in each of the cards portfolios.

2014 YTD vs. 2013 YTD
Year-to-date, North America GCB has experienced similar trends to those described above. Net income increased 8%, mainly due to lower expenses and cost of credit, partially offset by lower revenues.
Revenues decreased 2% primarily due to a 30% decline in non-interest revenues, partially offset by a 3% increase in net interest revenue. Retail banking revenues declined 17% due to significantly lower mortgage origination revenues and spread compression in the deposit portfolios in retail banking, each in the first half of the current year-to-date period as compared to the prior-year period. Cards revenues increased 4% due to a 1% increase in Citi-branded cards revenues and 7% increase in Citi retail services revenues, driven by the factors described above.
Expenses declined 3%, driven by the factors described above.
Provisions decreased 16% due to a 10% decline in net credit losses and a higher loan loss reserve release ($1.0 billion in the current year-to-date period compared to $946 million in the prior-year period), primarily related to cards, partially offset by reserve builds for new loans originated in the Best Buy portfolio.

EMEA GCB

EMEA GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe and the Middle East. The countries in which EMEA GCB has the largest presence are Poland, Russia and the United Arab Emirates. As announced on October 14, 2014, Citi intends to exit its consumer businesses in the Czech Republic, Egypt and Hungary by the end of 2015 (for additional information, see “Executive Summary” and “Global Consumer Banking” above).
At September 30, 2014, EMEA GCB had 146 retail bank branches with approximately 3.2 million retail banking customer accounts, $5.7 billion in retail banking loans, $13.0 billion in deposits, and 2.0 million Citi-branded card accounts with $2.4 billion in outstanding card loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$230	$226	2%	$694	$709	(2)%
Non-interest revenue	117	133	(12)	359	382	(6)
Total revenues, net of interest expense	$347	$359	(3)%	$1,053	$1,091	(3)%
Total operating expenses	$326	$315	3%	$954	$1,010	(6)%
Net credit losses	$25	$21	19%	$56	$49	14%
Credit reserve build (release)	(2)	3	NM	1	(17)	NM
Provision for unfunded lending commitments	—	—	—	1	—	100
Provisions for credit losses	$23	$24	(4)%	$58	$32	81%
Income (loss) from continuing operations before taxes	$(2)	$20	NM	$41	$49	(16)%
Income taxes (benefits)	(3)	7	NM	10	13	(23)
Income (loss) from continuing operations	$1	$13	(92)%	$31	$36	(14)%
Noncontrolling interests	7	3	NM	17	11	55
Net income (loss)	$(6)	$10	NM	$14	$25	(44)%
Balance Sheet data (in billions of dollars)
Average assets	$10	$9	11%	$10	$10	—%
Return on average assets	(0.24)%	0.44%		0.19%	0.33%
Efficiency ratio	94	88		91	93
Average deposits	$13.2	$12.0	10	$13.2	$12.7	4
Net credit losses as a percentage of average loans	1.19%	1.08%		0.91%	0.82%
Revenue by business
Retail banking	$212	$219	(3)%	$650	$648	—%
Citi-branded cards	135	140	(4)	403	443	(9)
Total	$347	$359	(3)%	$1,053	$1,091	(3)%
Income (loss) from continuing operations by business
Retail banking	$(10)	$(7)	(43)%	$(10)	$(25)	60%
Citi-branded cards	11	20	(45)	41	61	(33)
Total	$1	$13	(92)%	$31	$36	(14)%
Foreign Currency (FX) Translation Impact
Total revenues-as reported	$347	$359	(3)%	$1,053	$1,091	(3)%
Impact of FX translation (1)	—	(14)		—	(28)
Total revenues-ex-FX	$347	$345	1%	$1,053	$1,063	(1)%
Total operating expenses-as reported	$326	$315	3%	$954	$1,010	(6)%
Impact of FX translation (1)	—	(10)		—	(21)
Total operating expenses-ex-FX	$326	$305	7%	$954	$989	(4)%
Provisions for credit losses-as reported	$23	$24	(4)%	$58	$32	81%
Impact of FX translation (1)	—	(2)		—	(3)
Provisions for credit losses-ex-FX	$23	$22	5%	$58	$29	100%
Net income (loss)-as reported	$(6)	$10	NM	$14	$25	(44)%
Impact of FX translation (1)	—	1		—	3
Net income (loss)-ex-FX	$(6)	$11	NM	$14	$28	(50)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2014 average exchange rates for all periods presented.

NM	Not meaningful

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

3Q14 vs. 3Q13
Net income declined $17 million to a net loss of $6 million as higher expenses and higher credit costs were partially offset by higher revenues.
Revenues increased 1%, mainly driven by volume growth, particularly in investment products, cards and Citi commercial banking, partially offset by lower revenues resulting from the sales of Citi’s consumer operations in Turkey and Romania during 2013. Net interest revenue increased 6%, primarily due to growth in average retail loans (11%) and average cards loans (10%), partially offset by continued spread compression. Interest rate caps on credit cards, particularly in Poland, and the continued low interest rate environment were the main contributors to the lower net interest spreads. Non-interest revenue decreased 9%, mainly reflecting lower revenues due to the sales of the consumer operations in Turkey and Romania, partially offset by continued higher investment fees due to increased sales of higher spread products. Investment sales increased 36%, average deposits increased 10% and cards purchase sales increased 7%. Continued regulatory changes, including caps on interchange rates in Poland, and spread compression will likely continue to negatively impact revenues in EMEA GCB during the remainder of 2014.
Expenses increased 7%, primarily due to higher repositioning charges, continued investment spending on new internal operating platforms and volume-related expenses, partially offset by the impact of the sales of the consumer operations in Turkey and Romania and efficiency savings.
 Provisions increased 5%, as higher net credit losses, primarily in cards and personal installment loans in Russia (see below), were partially offset by a higher loan loss reserve release, particularly in Citi commercial banking (primarily Poland and Turkey).

Russia/Ukraine
To date, the imposition of sanctions on Russia has not had a material impact on the results of operations of EMEA GCB, although actions Citi has taken to mitigate its risks and exposures in response to the ongoing political instability, such as limiting its exposure to additional credit risk, have negatively impacted Citi’s ability to grow its consumer business in Russia. In addition, the ongoing economic situation in Russia, coupled with consumer overleveraging in the market, has negatively impacted consumer credit, particularly delinquencies in the Russian card and personal installment loan portfolios (which totaled $1.6 billion as of September 30, 2014, or 0.5% of total GCB loans), and Citi currently expects these trends to continue. Citi has taken these trends into consideration in determining its allowance for loan loss reserves. Any further actions Citi may take to mitigate its exposures or risks, or the imposition of additional sanctions (such as asset freezes) involving Russia or against Russian entities, business sectors, individuals or otherwise, could further negatively impact the results of operations of EMEA GCB. For additional information on Citi’s exposures in these countries, see “Managing Global Risk-Country and Cross-Border Risk” below.

2014 YTD vs. 2013 YTD
Year-to-date, EMEA GCB has experienced similar trends to those described above. Net income decreased 50%, mainly due to higher credit costs and lower revenues, partially offset by lower expenses.
Revenues decreased 1% primarily driven by the lower revenues resulting from the sales of Citi’s consumer operations in Turkey and Romania, partially offset by higher volumes in core markets.
Expenses declined 4%, driven by the impact of the sales of the consumer operations in Turkey and Romania and efficiency savings, partially offset by the continued investment spending on new internal operating platforms.
Provisions increased by $29 million primarily due to the absence of loan loss reserve releases in the current year-to-date period. Net credit losses increased 21% due to a benefit in the prior year-to-date period resulting from the sales of written-off accounts.

LATIN AMERICA GCB
Latin America GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America GCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with 1,634 branches as of September 30, 2014. As announced on October 14, 2014, Citi intends to exit its consumer businesses in Costa Rica, El Salvador, Guatemala, Nicaragua, Panama and Peru by the end of 2015 (for additional information, see “Executive Summary” and “Global Consumer Banking” above).
At September 30, 2014, Latin America GCB had 1,927 retail branches, with approximately 31.6 million retail banking customer accounts, $29.8 billion in retail banking loans and $45.9 billion in deposits. In addition, the business had approximately 8.9 million Citi-branded card accounts with $11.5 billion in outstanding loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$1,611	$1,575	2%	$4,687	$4,692	—%
Non-interest revenue	746	697	7	2,262	2,221	2
Total revenues, net of interest expense	$2,357	$2,272	4%	$6,949	$6,913	1%
Total operating expenses	$1,378	$1,319	4%	$4,052	$4,011	1%
Net credit losses	$503	$434	16%	$1,465	$1,269	15%
Credit reserve build (release)	10	168	(94)	177	310	(43)
Provision (release) for unfunded lending commitments	(1)	—	(100)	(1)	—	(100)
Provision for benefits and claims	40	34	18	114	116	(2)
Provisions for loan losses and for benefits and claims (LLR & PBC)	$552	$636	(13)%	$1,755	$1,695	4%
Income from continuing operations before taxes	$427	$317	35%	$1,142	$1,207	(5)%
Income taxes	89	53	68	194	241	(20)
Income from continuing operations	$338	$264	28%	$948	$966	(2)%
Noncontrolling interests	3	1	NM	7	3	NM
Net income	$335	$263	27%	$941	$963	(2)%
Balance Sheet data (in billions of dollars)
Average assets	$80	$80	—%	$80	$82	(2)%
Return on average assets	1.66%	1.30%		1.57%	1.62%
Efficiency ratio	58	58		58	58
Average deposits	$46.9	$45.0	4	$46.6	$45.3	3%
Net credit losses as a percentage of average loans	4.81%	4.22%		4.69%	4.16%
Revenue by business
Retail banking	$1,534	$1,483	3%	$4,543	$4,571	(1)%
Citi-branded cards	823	789	4	2,406	2,342	3
Total	$2,357	$2,272	4%	$6,949	$6,913	1%
Income from continuing operations by business
Retail banking	$182	$123	48%	$595	$541	10%
Citi-branded cards	156	141	11	353	425	(17)
Total	$338	$264	28%	$948	$966	(2)%
Foreign Currency (FX) Translation Impact
Total revenues-as reported	$2,357	$2,272	4%	$6,949	$6,913	1%
Impact of FX translation (1)	—	(48)		—	(273)
Total revenues-ex-FX	$2,357	$2,224	6%	$6,949	$6,640	5%
Total operating expenses-as reported	$1,378	$1,319	4%	$4,052	$4,011	1%
Impact of FX translation (1)	—	(25)		—	(149)
Total operating expenses-ex-FX	$1,378	$1,294	6%	$4,052	$3,862	5%
Provisions for LLR & PBC-as reported	$552	$636	(13)%	$1,755	$1,695	4%
Impact of FX translation (1)	—	(8)		—	(58)
Provisions for LLR & PBC-ex-FX	$552	$628	(12)%	$1,755	$1,637	7%
Net income-as reported	$335	$263	27%	$941	$963	(2)%
Impact of FX translation (1)	—	(31)		—	(70)
Net income-ex-FX	$335	$232	44%	$941	$893	5%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2014 average exchange rates for all periods presented.
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

3Q14 vs. 3Q13
Net income increased 44% as higher revenues and lower credit costs were partially offset by higher expenses.
Revenues increased 6%, primarily due to continued volume growth and spread and fee growth in Mexico, partially offset by continued spread compression in other Latin America markets as well as slower overall economic growth across the region. Net interest revenue increased 4% due to increased volumes and the improvement in spreads in Mexico, partially offset by the ongoing spread compression in other Latin America markets. Non-interest revenue increased 10%, primarily due to higher fees from increased business volumes in retail banking and cards.
Retail banking revenues increased 5% as average loans increased 5%, investment sales increased 32% and average deposits increased 6%, partially offset by lower spreads in Brazil and Colombia. Cards revenues increased 7% as average loans increased 3%. This increase in overall cards revenues was partially offset by a 1% decline in cards purchase sales driven by the previously-disclosed fiscal reforms enacted in 2013 in Mexico, which continued to negatively impact consumer spending, as well as the overall slower economic growth. Citi expects these trends as well as spread compression could continue to negatively impact revenues in Latin America GCB during the remainder of 2014.
Expenses increased 6%, primarily due to higher legal and related costs, increased repositioning charges and higher technology spending, partially offset by productivity and efficiency savings.
Provisions decreased 12%, primarily due to a lower loan loss reserve build, partially offset by higher net credit losses. Net credit losses increased 17%, driven by portfolio growth and continued seasoning in the Mexico cards portfolio, as well as the impact in Mexico of both the slower economic growth and fiscal reforms (as discussed above). The continued impact of the fiscal reforms and economic slowdown in Mexico is likely to cause net credit losses in Latin America GCB to remain elevated. Any further deterioration in Citi’s Mexican homebuilders clients could also result in higher net credit losses, although any losses related to those homebuilder clients should be charged against existing loan loss reserves as of September 30, 2014, and thus should be neutral to overall cost of credit. The loan loss reserve build decreased 94%, primarily due to the absence of the increase in reserves related to the Mexican homebuilder clients and the hurricanes in the region in the prior-year period.

Argentina/Venezuela
For additional information on Citi’s exposures in Argentina and Venezuela and the impact, or potential future impact, to Latin America GCB results of operations as a result of certain developments in these countries, see “Managing Global Risk-Country and Cross-Border Risk” below.

2014 YTD vs. 2013 YTD
Year-to-date, Latin America GCB has experienced similar trends to those described above. Net income increased 5% as higher revenues were partially offset by higher credit costs and expenses.
Revenues increased 5%, primarily due to volume growth in retail banking and cards, partially offset by continued spread compression and slower overall economic growth across the region, including in Mexico and Brazil. Net interest revenue increased 4% due to increased volumes, partially offset by spread compression. Non-interest revenue increased 6%, primarily due to higher fees from increased business volumes in retail and cards as well as gains on sale (approximately $50 million) of Citi’s consumer business in Honduras in the second quarter of 2014 and Citi’s partial sale of its indirect investment in Banco de Chile during the first quarter of 2014. Retail banking revenues increased 3% as average loans increased 7%, investment sales increased 20% and average deposits increased 6%. Cards revenues increased 7% as average loans increased 7% and purchase sales increased 2%, partially offset by the slower economic growth and cards purchase sales in Mexico due to the 2013 fiscal reforms.
Expenses increased 5%, driven by the factors described above.
Provisions increased 7%, primarily due to higher net credit losses, partially offset by a lower loan loss reserve build. Net credit losses increased 20%, driven primarily by Mexico cards for the reasons described above and, to a lesser extent, the personal loan portfolio, as the portfolios continued to grow and season. The loan loss reserve build decreased 41%, primarily due to the absence of the increases in reserves related to Citi’s Mexican homebuilders and the hurricanes in the prior year-to-date period, partially offset by an increase in the reserve builds for portfolio growth and seasoning.

ASIA GCB
Asia GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence, as of September 30, 2014, in Korea, Singapore, Australia, Hong Kong, Taiwan, India, Japan, Malaysia, Indonesia, Thailand and the Philippines. As announced on October 14, 2014, Citi intends to exit its consumer businesses in Japan and Guam, and its consumer finance business in Korea (and only its consumer finance business), by the end of 2015 (for additional information, see “Executive Summary” and “Global Consumer Banking” above).
At September 30, 2014, Asia GCB had 468 retail branches, approximately 16.7 million retail banking customer accounts, $74.2 billion in retail banking loans and $101.3 billion in deposits. In addition, the business had approximately 16.4 million Citi-branded card accounts with $18.5 billion in outstanding loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$1,163	$1,163	—%	$3,465	$3,580	(3)%
Non-interest revenue	781	699	12	2,290	2,210	4
Total revenues, net of interest expense	$1,944	$1,862	4%	$5,755	$5,790	(1)%
Total operating expenses	$1,173	$1,132	4%	$3,749	$3,437	9%
Net credit losses	$193	$192	1%	$594	$578	3%
Credit reserve build (release)	(41)	(28)	(46)	(79)	(6)	NM
Provision for unfunded lending commitments	(1)	12	NM	(11)	36	NM
Provisions for loan losses	$151	$176	(14)%	$504	$608	(17)%
Income from continuing operations before taxes	$620	$554	12%	$1,502	$1,745	(14)%
Income taxes	207	190	9	494	577	(14)
Income from continuing operations	$413	$364	13%	$1,008	$1,168	(14)%
Noncontrolling interests	—	—	—	—	—	—
Net income	$413	$364	13%	$1,008	$1,168	(14)%
Balance Sheet data (in billions of dollars)
Average assets	$133	$129	3%	$132	$129	2%
Return on average assets	1.23%	1.12%		1.02%	1.21%
Efficiency ratio	60%	61%		65%	59%
Average deposits	$102.5	$100.2	2	$102.3	$103.2	(1)
Net credit losses as a percentage of average loans	0.82%	0.87%		0.86%	0.88%
Revenue by business
Retail banking	$1,190	$1,102	8%	$3,517	$3,494	1%
Citi-branded cards	754	760	(1)	2,238	2,296	(3)
Total	$1,944	$1,862	4%	$5,755	$5,790	(1)%
Income from continuing operations by business
Retail banking	$261	$178	47%	$540	$641	(16)%
Citi-branded cards	152	186	(18)	468	527	(11)
Total	$413	$364	13%	$1,008	$1,168	(14)%
Foreign Currency (FX) Translation Impact
Total revenues-as reported	$1,944	$1,862	4%	$5,755	$5,790	(1)%
Impact of FX translation (1)	—	11		—	(96)
Total revenues-ex-FX	$1,944	$1,873	4%	$5,755	$5,694	1%
Total operating expenses-as reported	$1,173	$1,132	4%	$3,749	$3,437	9%
Impact of FX translation (1)	—	6		—	(41)
Total operating expenses-ex-FX	$1,173	$1,138	3%	$3,749	$3,396	10%
Provisions for loan losses-as reported	$151	$176	(14)%	$504	$608	(17)%
Impact of FX translation (1)	—	4		—	(8)
Provisions for loan losses-ex-FX	$151	$180	(16)%	$504	$600	(16)%
Net income-as reported	$413	$364	13%	$1,008	$1,168	(14)%
Impact of FX translation (1)	—	2		—	(25)
Net income-ex-FX	$413	$366	13%	$1,008	$1,143	(12)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2014 average exchange rates for all periods presented.

NM	Not meaningful

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

3Q14 vs. 3Q13
Net income increased 13%, primarily due to higher revenues and lower credit costs, partially offset by higher expenses.
Revenues increased 4%, as higher non-interest revenue was partially offset by a decline in net interest revenue. Net interest revenue declined 1% driven by the ongoing impact of regulatory changes, continued spread compression and the repositioning of the franchise in Korea. Non-interest revenue increased 12%, primarily driven by continued higher insurance fee revenues and growth in investment sales revenues.
Retail banking revenues increased 7% due to the higher insurance fee and investment sales revenues, partially offset by the continued negative impact of Korea. Investment sales revenues increased 14% due to improved investor sentiment reflecting overall market trends as well as strong Asian equities performance. Citi expects investment sales revenues will continue to reflect the overall capital markets environment in the region. Average retail deposits increased 2% (1% excluding Korea) and average retail loans increased 6% (9% excluding Korea).
Cards revenues decreased 1% due to the continued impact of regulatory changes, spread compression and customer deleveraging, offset by a 6% increase (9% excluding Korea) in purchase sales driven by growth in China, India, Hong Kong and Singapore.
While Korea continued to have a negative impact on year-over-year revenue comparisons in Asia GCB, revenues in Korea largely stabilized quarter-over-quarter and Citi expects Korea revenues to remain relatively stable during the remainder of 2014. Citi expects spread compression and the impact of regulatory changes in several markets across the region will continue to have a negative impact on Asia GCB revenues during the remainder of 2014.
Expenses increased 3% primarily due to higher repositioning charges, investment spending and volume-related growth, partially offset by higher efficiency savings.
Provisions decreased 16%, primarily due to higher loan loss reserve releases. Overall credit quality remained stable across the region during the current quarter.

2014 YTD vs. 2013 YTD
Year-to-date, Asia GCB has experienced similar trends to those described above. Net income decreased 12%, primarily due to higher expenses, partially offset by lower credit costs and higher revenues.
Revenues increased 1%, as higher non-interest revenue was largely offset by lower net interest revenue. Net interest revenue declined 2% driven by the ongoing impact of regulatory changes, continued spread compression and the repositioning of the franchise in Korea. Non-interest revenue increased 5%, primarily due to the increased insurance fee revenues, partially offset by a decline in investment sales revenues during the current year-to-date period.
Retail banking revenues increased 1% primarily due to the increase in insurance fee revenues, partially offset by the continued negative impact of Korea as well as a 2% decline in investment sales revenues. Average retail deposits increased 1% (2% excluding Korea) and average retail loans increased 7% (10% excluding Korea).
Cards revenues increased 1%, as cards purchase sales increased 6% (9% excluding Korea), with growth in China, India, Singapore and Hong Kong. This increase was partially offset by the continued impact of regulatory changes, ongoing spread compression and customer deleveraging.
Expenses increased 10% primarily due to the higher repositioning charges in Korea in the second quarter of 2014.
Provisions decreased 16%, due to higher loan loss reserve releases, partially offset by a 5% increase in net credit losses primarily due to lower recoveries.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in over 95 countries and jurisdictions. At September 30, 2014, ICG had approximately $1.0 trillion of assets and $567 billion of deposits, while two of its businesses, securities services and issuer services, managed approximately $15.0 trillion of assets under custody compared to $13.9 trillion at the end of the prior-year period.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Commissions and fees	$1,112	$1,081	3%	$3,311	$3,322	—%
Administration and other fiduciary fees	641	625	3	1,945	1,989	(2)
Investment banking	1,047	842	24	3,261	2,910	12
Principal transactions	1,395	863	62	5,578	5,785	(4)
Other	151	132	14	275	863	(68)
Total non-interest revenue	$4,346	$3,543	23%	$14,370	$14,869	(3)%
Net interest revenue (including dividends)	4,025	3,829	5	11,698	11,654	—
Total revenues, net of interest expense	$8,371	$7,372	14%	$26,068	$26,523	(2)%
Total operating expenses	$5,040	$4,888	3%	$14,925	$14,973	—%
Net credit losses	$12	$65	(82)%	$155	$157	(1)%
Provision (release) for unfunded lending commitments	(25)	93	NM	(70)	77	NM
Credit reserve (release)	(8)	(19)	58	(191)	(60)	NM
Provisions for credit losses	$(21)	$139	NM	$(106)	$174	NM
Income from continuing operations before taxes	$3,352	$2,345	43%	$11,249	$11,376	(1)%
Income taxes	1,019	605	68	3,389	3,430	(1)
Income from continuing operations	$2,333	$1,740	34%	$7,860	$7,946	(1)%
Noncontrolling interests	42	19	NM	87	92	(5)
Net income	$2,291	$1,721	33%	$7,773	$7,854	(1)%
Average assets (in billions of dollars)	$1,048	$1,052	—%	$1,057	$1,071	(1)%
Return on average assets	0.87%	0.65%		0.98%	0.98%
Efficiency ratio	60%	66%		57%	56%
Revenues by region
North America	$3,178	$2,439	30%	$9,882	$9,261	7%
EMEA	2,263	2,147	5	7,486	7,988	(6)
Latin America	1,015	1,095	(7)	3,267	3,541	(8)
Asia	1,915	1,691	13	5,433	5,733	(5)
Total	$8,371	$7,372	14%	$26,068	$26,523	(2)%
Income from continuing operations by region
North America	$888	$508	75%	$3,245	$2,748	18%
EMEA	461	374	23	1,797	2,031	(12)
Latin America	294	427	(31)	1,065	1,426	(25)
Asia	690	431	60	1,753	1,741	1
Total	$2,333	$1,740	34%	$7,860	$7,946	(1)%

Average loans by region (in billions of dollars)
North America	$111	$100	11%	$109	$95	15%
EMEA	58	54	7	58	54	7
Latin America	40	38	5	40	38	5
Asia	69	67	3	69	64	8
Total	$278	$259	7%	$276	$251	10%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$381	$371	3%
All other ICG businesses	186	195	(5)
Total	$567	$566	—%

ICG Revenue Details—Excluding CVA/DVA and Gain/(Loss) on Loan Hedges

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2014	2013		2014	2013
Investment banking revenue details
Advisory	$318	$167	90%	$686	$586	17%
Equity underwriting	298	197	51	994	749	33
Debt underwriting	632	578	9	1,958	1,930	1
Total investment banking	$1,248	$942	32%	$3,638	$3,265	11%
Treasury and trade solutions	1,965	1,950	1	5,922	5,881	1
Corporate lending - excluding gain/(loss) on loan hedges	442	379	17	1,311	1,118	17
Private bank	663	614	8	1,987	1,888	5
Total Banking revenues (ex-CVA/DVA and gain/(loss) on loan hedges)	$4,318	$3,885	11%	$12,858	$12,152	6%
Corporate lending - gain/(loss) on loan hedges (1)	$91	$(147)	NM	$30	$(148)	NM
Total Banking revenues (ex-CVA/DVA and including gain/(loss) on loan hedges)	$4,409	$3,738	18%	$12,888	$12,004	7%
Fixed income markets	$2,981	$2,838	5%	$9,827	$10,947	(10)%
Equity markets	763	670	14	2,305	2,334	(1)
Securities services	600	553	8	1,759	1,718	2
Other	(66)	(95)	31	(356)	(300)	(19)
Total Markets and securities services (ex-CVA/DVA)	$4,278	$3,966	8%	$13,535	$14,699	(8)%
Total ICG (ex-CVA/DVA)	$8,687	$7,704	13%	$26,423	$26,703	(1)%
CVA/DVA (excluded as applicable in lines above) (2)	(316)	(332)	5%	(355)	(180)	(97)%
Fixed income markets	(306)	(287)	(7)%	(368)	(146)	NM
Equity markets	(4)	(39)	90	16	(27)	NM
Private bank	(6)	(6)	—	(3)	(7)	57
Total Revenues, net of interest expense	$8,371	$7,372	14%	$26,068	$26,523	(2)%

(1)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges is netted against the corporate lending revenues to reflect the cost of credit protection.

(2)
For the third quarter of 2014, includes the impact of a one-time pretax charge of $430 million related to the implementation of funding valuation adjustments (FVA) on derivatives. For additional information, see “Fair Value Adjustments for Derivatives and Fair Value Option Liabilities” below and Note 22 to the Consolidated Financial Statements. FVA is included within CVA for presentation purposes.

NM Not meaningful

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

3Q14 vs. 3Q13
Net income increased 29%, primarily driven by higher revenues and lower credit costs, partially offset by higher expenses.

•
Revenues increased 13%, reflecting higher revenues in each of Banking (increase of 18%, 11% excluding the gains/(losses) on hedges on accrual loans) and Markets and securities services (increase of 8%). Citi expects revenues in ICG, particularly its Markets and securities services businesses, will likely continue to reflect the overall market environment as well as normal seasonal trends.

Within Banking:

•
Investment banking revenues increased 32%, reflecting an increase in advisory and equity and debt underwriting revenues. Advisory revenues increased 90%, reflecting an increase in wallet share and higher market volumes. Equity underwriting revenues increased 51% on higher market volumes and share gains. Debt underwriting revenues increased 9%.

•
Treasury and trade solutions revenues increased 1%, as continued higher deposit balances and fee growth were partially offset by the impact of spread compression globally. End-of-period deposit balances increased 3%, while average trade loans decreased 8%, primarily reflecting increased distribution of assets in line with balance sheet optimization efforts (see “Balance Sheet” below).

•
Corporate lending revenues increased $301 million to $533 million. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues increased 17%, primarily due to continued growth in average loan balances and lower funding costs, partially offset by lower loan yields.

•
Private bank revenues increased 8% due to growth in client business volumes and improved spreads in banking as well as an increase in assets under management in managed investments, partially offset by continued spread compression in lending.

Within Markets and securities services:

•
Fixed income markets revenues increased 5% driven by an increase in securitized products revenues as well as an increase in foreign exchange volatility and volumes that positively impacted the rates and currencies businesses in the latter part of the quarter. Securitized products revenues increased, particularly in North America, due to investor appetite for spread products. Commodities revenues also increased, particularly in North America, driven by strong investor and corporate client flows.

•	Equity markets revenues increased 14% primarily reflecting improved performance in the derivatives and prime finance businesses, partially offset by lower cash revenues. Derivatives revenues increased due to strong client activity. Prime finance revenues also grew due to increased customer flows.

•	Securities services revenues increased 8% due to increased volumes, assets under custody and overall client activity.

Expenses increased 3%, primarily reflecting an adjustment to incentive compensation expense due to better than anticipated year-to-date performance, increased regulatory and compliance costs, higher repositioning charges and increased volume-related costs, partially offset by ongoing efficiency savings.
Provisions decreased $160 million, primarily reflecting lower net credit losses and an improvement in the provision for unfunded lending commitments in the corporate loan portfolio, partially offset by a lower loan loss reserve release.

Russia/Ukraine
To date, the imposition of sanctions on Russia has not had a material impact on the results of operations of EMEA ICG. However, Citi continues to monitor and manage its exposures in ICG resulting from the ongoing instability in Russia and Ukraine, and any further actions Citi may take to mitigate its exposures or risks, or the imposition of additional sanctions (such as asset freezes) involving Russia or against Russian entities, business sectors, individuals or otherwise, could negatively impact the results of operations of EMEA ICG. For additional information on Citi’s exposures in these countries, see “Managing Global Risk - Country and Cross-Border Risk” below.

2014 YTD vs. 2013 YTD
Year-to-date, net income was unchanged, as slightly lower revenues were offset by lower credit costs.

•	Revenues decreased 1%, primarily reflecting lower revenues in fixed income markets, partially offset by higher revenues in investment banking, corporate lending and the private bank.

Within Banking:

•
Investment banking revenues increased 11%, primarily reflecting higher levels of market activity and a slight increase in overall investment banking wallet share. Advisory revenues increased 17% as a result of higher wallet share driven by the completion of previously-announced transactions. Equity underwriting revenues increased 33%, driven by increased market activity, partially offset by lower wallet share. Debt underwriting revenues increased 1% as a slight wallet share improvement was partially offset by lower market activity.

•
Treasury and trade solutions revenues increased 1%, as higher deposit balances were partially offset by the impact of spread compression globally. End-of-period deposit balances increased 3% and average trade loans increased

3%, including the impact of the consolidation of approximately $7 billion of trade loans during the second quarter of 2013.

•
Corporate lending revenues increased 38%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues increased 17%, as higher loan balances and lower funding costs were partially offset by lower loan yields.

•
Private bank revenues increased 5% due to improved managed investments performance and growth in management fees, higher banking volumes and spreads as well as lending volume growth, partially offset by the continued spread compression in lending.

Within Markets and securities services:

•
Fixed income markets revenues decreased 10%, as declines in rates and currencies, primarily reflecting the uncertain emerging market and macroeconomic environment as well as historically low levels of volatility and client activity across the business during the current year-to-date period, were partially offset by improved performance in securitized products and commodities. Local markets performance decreased as a result of the uncertain market environment and purposefully lower risk levels.

•
Equity markets revenues decreased 1%, primarily due to lower client activity and weak trading performance in EMEA, particularly in the second quarter of 2014. Cash trading performance decreased driven by a decline in commissions in all regions, except EMEA, and weaker trading performance in EMEA. Derivatives declined due to lower market volatility levels and strong prior-year performance in flow derivatives. These declines were partially offset by higher volumes in the prime finance business.

•
Securities services revenues increased 2%, reflecting lower net interest revenue due to a reduction in deposits and ongoing spread compression, partially offset by an increase in volumes, assets under custody and overall client activity.

Expenses were largely unchanged, as the overall impact of lower performance-based compensation and efficiency savings was offset by increased regulatory and compliance costs, higher legal and related costs and higher repositioning charges.
Provisions decreased $280 million, primarily reflecting a higher loan loss reserve release and an improvement in the provision for unfunded lending commitments in the corporate loan portfolio.

CORPORATE/OTHER
Corporate/Other includes unallocated global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At September 30, 2014, Corporate/Other had $332 billion of assets, or 18% of Citigroup’s total assets, consisting primarily of Citi’s liquidity portfolio (approximately $97 billion of cash and cash equivalents and $180 billion of liquid investment securities). For additional information, see “Balance Sheet Review” and “Managing Global Risk-Market Risk-Funding and Liquidity” below.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2014	2013		2014	2013
Net interest revenue	$(62)	$(194)	68%	$(143)	$(477)	70%
Non-interest revenue	70	236	(70)	327	639	(49)
Total revenues, net of interest expense	$8	$42	(81)%	$184	$162	14%
Total operating expenses	$1,742	$206	NM	$2,818	$840	NM
Provisions for loan losses and for benefits and claims	—	—	—%	—	—	—%
Loss from continuing operations before taxes	$(1,734)	$(164)	NM	$(2,634)	$(678)	NM
Benefits for income taxes	(136)	(184)	26%	(146)	(304)	52%
Loss from continuing operations	$(1,598)	$20	NM	$(2,488)	$(374)	NM
Income (loss) from discontinued operations, net of taxes	(16)	92	NM	(1)	89	NM
Net loss before attribution of noncontrolling interests	$(1,614)	$112	NM	$(2,489)	$(285)	NM
Noncontrolling interests	4	22	(82)%	39	58	(33)%
Net loss	$(1,618)	$90	NM	$(2,528)	$(343)	NM
NM Not meaningful

3Q14 vs. 3Q13
The net loss increased $1.7 billion to $1.6 billion, primarily due to higher expenses.
Revenues decreased 81%, primarily driven by hedging activities, partially offset by higher investment revenues.
Expenses increased $1.5 billion to $1.7 billion, largely driven by higher legal and related costs as well as increased regulatory and compliance costs and higher repositioning charges. Legal and related costs could continue to impact the results of operations of Corporate/Other going forward.

2014 YTD vs. 2013 YTD
The net loss increased $2.2 billion to $2.5 billion, primarily due to higher expenses, a $210 million tax charge in the first quarter of 2014 and the absence of a $176 million tax benefit in the third quarter of 2013.
Revenues increased 14%, driven by higher investment revenues, partially offset by lower revenues from hedging activities.
Expenses increased $2.0 billion to $2.8 billion, largely driven by the higher legal and related costs as well as the increased regulatory and compliance costs and higher repositioning charges.

CITI HOLDINGS
Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Consistent with this determination, as announced on October 14, 2014, beginning in the first quarter of 2015, Citi’s consumer operations in 11 markets, as well as the consumer finance business in Korea, consisting of approximately $29 billion of assets as of September 30, 2014, will be reported as part of Citi Holdings (see “Executive Summary” and “Global Consumer Banking” above).
As of September 30, 2014, Citi Holdings assets were approximately $103 billion, a decrease of 16% year-over-year and 7% from June 30, 2014. The decline in assets of $8 billion from June 30, 2014 primarily consisted of net pay-downs and divestitures, including the sales of Citi’s consumer operations in Greece and Spain. As of quarter-end, consumer assets in Citi Holdings were approximately $91 billion, or approximately 88% of Citi Holdings assets. Of the consumer assets, approximately $63 billion, or 69%, consisted of North America residential mortgages (residential first mortgages and home equity loans), including consumer mortgages originated by Citi’s legacy CitiFinancial North America business (approximately $11 billion, or 17%, of the $63 billion as of September 30, 2014). As of September 30, 2014, Citi Holdings represented approximately 5% of Citi’s GAAP assets and 14% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2014	2013		2014	2013
Net interest revenue	$858	$776	11%	$2,733	$2,313	18%
Non-interest revenue	730	482	51	1,774	946	88
Total revenues, net of interest expense	$1,588	$1,258	26%	$4,507	$3,259	38%
Provisions for credit losses and for benefits and claims
Net credit losses	$347	$635	(45)%	$1,265	$2,335	(46)%
Credit reserve build (release)	(141)	(674)	79	(678)	(1,501)	55
Provision for loan losses	$206	$(39)	NM	$587	$834	(30)%
Provision for benefits and claims	153	153	—	451	475	(5)
Provision (release) for unfunded lending commitments	(3)	(5)	40	(10)	(2)	NM
Total provisions for credit losses and for benefits and claims	$356	$109	NM	$1,028	$1,307	(21)%
Total operating expenses	$892	$1,396	(36)%	$6,950	$4,477	55%
Loss from continuing operations before taxes	$340	$(247)	NM	$(3,471)	$(2,525)	(37)%
Income taxes (benefits)	98	(138)	NM	52	(1,036)	NM
Loss from continuing operations	$242	$(109)	NM	$(3,523)	$(1,489)	NM
Noncontrolling interests	4	6	(33)%	5	12	(58)%
Citi Holdings net income (loss)	$238	$(115)	NM	$(3,528)	$(1,501)	NM
Total revenues, net of interest expense (excluding CVA/DVA)
Total revenues-as reported	$1,588	$1,258	26%	$4,507	$3,259	38%
CVA/DVA(1)	(55)	(4)	NM	(42)	2	NM
Total revenues-excluding CVA/DVA	$1,643	$1,262	30%	$4,549	$3,257	40%
Balance sheet data (in billions of dollars)
Average assets	$107	$125	(14)%	$111	$140	(21)%
Return on average assets	0.88%	(0.37)%		(4.25)%	(1.43)%
Efficiency ratio	56%	111%		154%	137%
Total EOP assets	$103	$122	(16)%
Total EOP loans	77.7	96.2	(19)
Total EOP deposits	14.4	41.8	(67)

(1)
For the third quarter of 2014, includes the impact of a one-time pretax charge of $44 million related to the implementation of funding valuation adjustments (FVA) on derivatives. For additional information, see “Fair Value Adjustments for Derivatives and Fair Value Option Liabilities” below and Note 22 to the Consolidated Financial Statements. FVA is included within CVA for presentation purposes.

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

3Q14 vs. 3Q13
Net income increased by $385 million to $272 million, primarily due to higher revenues and lower expenses, partially offset by higher credit costs.
Revenues increased 30%, primarily driven by gains on sales, the most significant of which were the sales of the consumer operations in Greece and Spain, and lower funding costs compared to the prior-year period, partially offset by losses on the redemption of debt associated with funding Citi Holdings assets.
Expenses decreased 36%, principally reflecting lower legal and related costs ($126 million compared to $595 million in the prior-year period) as well as productivity savings and the ongoing decline in assets. This decrease was partially offset by $59 million of costs related to the sales of the consumer operations in Greece and Spain.
Provisions increased $247 million, driven by a lower loan net loss reserve release, partially offset by lower net credit losses. Net credit losses declined 45% primarily due to continued improvements in North America mortgages and overall lower asset levels. The net reserve release for the current quarter, which included the impact of approximately $75 million of losses on assets that were moved to held-for-sale during the quarter, decreased 79% to $144 million, primarily due to lower releases related to the North America mortgage portfolio.

2014 YTD vs. 2013 YTD
Year-to-date, Citi Holdings has experienced similar trends to those described above. The net loss increased by $2.0 billion to $3.5 billion, largely due to the $3.8 billion charge ($3.7 billion after-tax) related to the mortgage settlement announced in the second quarter of 2014 regarding certain of Citi’s legacy RMBS and CDO activities (for additional information, see Citi’s Second Quarter of 2014 10-Q). Excluding the impact of the mortgage settlement, net income increased $1.7 billion to $224 million, primarily due to the higher revenues, lower expenses and lower cost of credit.
Revenues increased 40%, primarily driven by the gains on the sales of consumer operations in Greece and Spain in the current quarter, the absence of residential mortgage repurchase reserve builds for representation and warranty claims in the current year-to-date period and lower funding costs.
Expenses increased 55%, primarily due to the impact of the mortgage settlement. Excluding the impact of the mortgage settlement, expenses declined 29%, primarily driven by lower legal and related costs ($925 million compared to $1.9 billion in the prior-year period) as well as the ongoing decline in Citi Holdings assets.
Provisions decreased 21% on a reported basis. Excluding the impact of the mortgage settlement, provisions decreased 26%, driven by a 46% decline in net credit losses, primarily due to improvements in North America mortgages, and overall lower asset levels. The net reserve release decreased 54% to $688 million. Excluding the impact of the mortgage settlement, the net reserve release decreased 51% to $743 million, primarily due to lower releases related to the North America mortgage portfolio.

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

In billions of dollars	Sept. 30, 2014	June 30, 2014	Dec. 31, 2013	Sept. 30, 2013	EOP 3Q14 vs. 2Q14 Increase (decrease)	% Change	EOP 3Q14 vs. 4Q13 Increase (decrease)	% Change	EOP 3Q14 vs. 3Q13 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$179	$189	$199	$205	$(10)	(5)%	$(20)	(10)%	$(26)	(13)%
Federal funds sold and securities borrowed or purchased under agreements to resell	245	250	257	274	(5)	(2)	(12)	(5)	(29)	(11)
Trading account assets	291	291	286	292	—	—	5	2	(1)	—
Investments	333	326	309	304	7	2	24	8	29	10
Loans, net of unearned income	654	668	665	658	(14)	(2)	(11)	(2)	(4)	(1)
Allowance for loan losses	(17)	(18)	(19)	(21)	1	(6)	2	(11)	4	(19)
Loans, net	637	650	646	637	(13)	(2)	(9)	(1)	—	—
Other assets	198	204	183	188	(6)	(3)	15	8	10	5
Total assets	$1,883	$1,910	$1,880	$1,900	$(27)	(1)%	$3	—%	$(17)	(1)%
Liabilities
Deposits	$943	$966	$968	$955	$(23)	(2)%	$(25)	(3)%	$(12)	(1)%
Federal funds purchased and securities loaned or sold under agreements to repurchase	176	184	204	216	(8)	(4)	(28)	(14)	(40)	(19)
Trading account liabilities	137	123	109	122	14	11	28	26	15	12
Short-term borrowings	65	60	59	59	5	8	6	10	6	10
Long-term debt	224	227	221	222	(3)	(1)	3	1	2	1
Other liabilities	124	137	113	123	(13)	(9)	11	10	1	1
Total liabilities	$1,669	$1,697	$1,674	$1,697	$(28)	(2)%	$(5)	—%	$(28)	(2)%
Total equity	214	213	206	203	1	—	8	4	11	5
Total liabilities and equity	$1,883	$1,910	$1,880	$1,900	$(27)	(1)%	$3	—%	$(17)	(1)%
ASSETS

Cash and Deposits with Banks
Cash and deposits with banks decreased from the prior-year period as Citi continued to grow its investment portfolio to manage its interest rate position and deploy its excess liquidity. Average cash balances were $193 billion in the third quarter of 2014, compared to $180 billion in the third quarter of 2013 due to the timing of cash flows.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
Citi’s federal funds sold were not significant for the periods presented. The decline in reverse repos and securities borrowing transactions from the prior-year period was driven by a reduction in trading activity in the Markets and securities services businesses within ICG. For further information regarding these balance sheet categories, see Note 10 to the Consolidated Financial Statements.

Trading Account Assets
Trading account assets remained relatively unchanged during the third quarter of 2014. Average trading account assets were $293 billion in the third quarter of 2014 compared to $298 billion in the third quarter of 2013. For further information on Citi’s trading account assets, see Note 12 to the Consolidated Financial Statements.

Investments
The increase in investments year-over-year reflected Citi’s continued deployment of its excess cash (as discussed above) by investing in available-for-sale securities, particularly in U.S. treasuries. For further information on Citi’s investments, see Note 13 to the Consolidated Financial Statements.

Loans
On a reported basis, Citi’s total loans, net of unearned income, were $654 billion at September 30, 2014, compared to $668 billion at June 30, 2014 and $658 billion at September 30, 2013. The impact of FX translation was a negative $7 billion versus the prior-year period and negative $9 billion sequentially.
Excluding the impact of FX translation, Citi’s loans increased 1% from the prior-year period, as 4% loan growth in Citicorp was largely offset by the continued declines in Citi Holdings. Consumer loans grew 3% year-over-year, with growth in each region. Corporate loans grew 5% year-over-year driven by North America, which increased 11%, as international balances were relatively unchanged. Traditional corporate lending balances grew 9%, with growth in North America driven by higher investment banking transaction activity. Trade loans decreased 11%, as Citi maintained origination volumes but increased asset sales to optimize returns, as trade finance spreads tightened. Private bank loans increased 18%, with growth across all four regions. Citi Holdings loans decreased 19% year-over-year, mainly due to continued runoff and asset sales, particularly the sales of the Greece and Spain consumer operations in the current quarter.
Sequentially, loans declined 1%, excluding the impact of FX translation, as the decline in trade loans and Citi Holdings loans was only partially offset by continued growth in private bank and corporate lending, with consumer loans relatively unchanged.
During the third quarter of 2014, average loans of $659 billion yielded an average rate of 6.7%, compared to $665 billion and 6.9% in the second quarter of 2014 and $645 billion and 7.0% in the third quarter of 2013.
For further information on Citi’s loan portfolios, see generally “Managing Global Risk—Credit Risk” and “— Country Risk” below as well as Note 14 to the Consolidated Financial Statements.

Other Assets
The fluctuations in other assets during the periods presented were largely changes in brokerage receivables driven by normal business fluctuations.

LIABILITIES

Deposits
For a discussion of Citi’s deposits, see “Managing Global Risk —Market Risk—Funding and Liquidity” below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
Citi’s federal funds purchased were not significant for the periods presented. The decrease in repos and securities lending transactions was due to the reduction in client and market-driven trading activity in reverse repos and securities borrowing transactions, as discussed above, as well as Citi’s continued reduction of the use of secured funding at its broker-dealer entities, a trend Citi expects could continue, with some quarter-to-quarter fluctuations.
For further information on Citi’s secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity” below. See also Note 10 to the Consolidated Financial Statements for additional information on these balance sheet categories.

Trading Account Liabilities
The increase in trading account liabilities from the prior-year period and sequentially were primarily related to mark-to-market movements in derivatives in the Markets and securities services businesses within ICG, due to the strengthening of the U.S. dollar during the current quarter. Average trading account liabilities were $129 billion during the third quarter of 2014, compared to $120 billion in the third quarter of 2013.
For further information on Citi’s trading account liabilities, see Note 12 to the Consolidated Financial Statements.

Debt
For information on Citi’s long-term and short-term debt borrowings, see “Managing Global Risk—Market Risk—Funding and Liquidity” below and Note 17 to the Consolidated Financial Statements.

Other Liabilities
The sequential decrease in other liabilities was due to the $4.5 billion payment made during the current quarter relating to the mortgage settlement regarding certain of Citi’s legacy RMBS and CDO activities (for additional information, see Note 25 to the Consolidated Financial Statements in Citi’s Second Quarter of 2014 Form 10-Q) as well as lower levels of brokerage payables driven by normal business fluctuations.

Segment Balance Sheet(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders’ Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$16,765	$63,817	$97,622	$178,204	$840	$—	$179,044
Federal funds sold and securities borrowed or purchased under agreements to resell	5,397	239,080	—	244,477	985	—	245,462
Trading account assets	5,391	281,646	386	287,423	3,399	—	290,822
Investments	30,640	100,727	189,431	320,798	12,249	—	333,047
Loans, net of unearned income and
allowance for loan losses	289,455	274,786	—	564,241	72,670	—	636,911
Other assets	53,213	87,192	44,497	184,902	12,661	—	197,563
Total assets	$400,861	$1,047,248	$331,936	$1,780,045	$102,804	$—	$1,882,849
Liabilities and equity
Total deposits	$331,873	$567,358	$29,030	$928,261	$14,394	$—	$942,655
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,035	168,647	—	175,682	50	—	175,732
Trading account liabilities	22	136,406	25	136,453	819	—	137,272
Short-term borrowings	440	52,950	11,275	64,665	173	—	64,838
Long-term debt	1,356	35,370	33,634	70,360	5,590	147,892	223,842
Other liabilities	19,169	83,245	13,297	115,711	8,908	—	124,619
Net inter-segment funding (lending)	40,966	3,272	243,056	287,294	72,870	(360,164)	—
Total liabilities	$400,861	$1,047,248	$330,317	$1,778,426	$102,804	$(212,272)	$1,668,958
Total equity	—	—	1,619	1,619	—	212,272	213,891
Total liabilities and equity	$400,861	$1,047,248	$331,936	$1,780,045	$102,804	$—	$1,882,849

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of September 30, 2014. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationships of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

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

Current Regulatory Capital Standards

Overview
Citi is subject to regulatory capital standards issued by the Federal Reserve Board which, commencing with 2014, constitute the substantial adoption of the Final Basel III Rules, such as those governing the composition of regulatory capital (including the application of regulatory capital adjustments and deductions) and, initially for the second quarter of 2014, in conjunction with the granting of permission by the Federal Reserve Board to exit parallel reporting, approval to apply the Basel III Advanced Approaches framework in deriving risk-based capital ratios.
Further, the Final Basel III Rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act, which requires Advanced Approaches banking organizations, such as Citi and Citibank, N.A., upon exiting parallel reporting, to calculate each of the three risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital) under both the Standardized Approach starting on January 1, 2015 (or, for 2014, prior to the effective date of the Standardized Approach, the Basel I credit risk and Basel II.5 market risk capital rules, subsequently referred to in this section as the Basel III 2014 Standardized Approach) and the Advanced Approaches and publicly report (as well as measure compliance against) the lower of each of the resulting capital ratios. For additional information regarding Citi and Citibank, N.A.’s permission to exit Basel III parallel reporting, see “Capital Resources—Regulatory Capital Standards Developments—Basel III—Risk-Based Capital Ratios” in Citigroup’s 2013 Annual Report on Form 10-K.

Under the Final Basel III Rules, Citi, as with principally all U.S. banking organizations, is also required to maintain a minimum Tier 1 Leverage ratio of 4% commencing in 2014. The Tier 1 Leverage ratio, a non-risk-based measure of capital adequacy, is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets less amounts deducted from Tier 1 Capital.

Basel III Transition Arrangements
The Final Basel III Rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”) with respect to the stated minimum Common Equity Tier 1 Capital and Tier 1 Capital ratio requirements, substantially all regulatory capital adjustments and deductions, non-qualifying Tier 1 and Tier 2 Capital instruments (such as non-grandfathered trust preferred securities and certain subordinated debt issuances), and the capital buffers. All of these transition provisions, with the exception of the phase-out of non-qualifying trust preferred securities from Tier 2 Capital, will be fully implemented by January 1, 2019 (full implementation).
Under the Final Basel III Rules, commencing January 1, 2015, Citi will be required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6% and 8%, respectively. Further, when fully implemented by January 1, 2019, Citi will be subject to substantially higher effective minimum ratio requirements due to the imposition of an additional 2.5% Capital Conservation Buffer and at least a 2% global systemically important bank (G-SIB) surcharge. Accordingly, Citi currently anticipates that its effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratio requirements as of January 1, 2019 will be at least 9%, 10.5% and 12.5%, respectively.

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
2.5%
1.5%
1.875%
1%
1.25%
0.5%
0.625%
2.5%
2%
2%
2%
2%
2%
1.5%
1.5%
1.5%
1.5%
1.5%
1.5%
4%
4.5%
4.5%
4.5%
4.5%
4.5%
8% Total Capital ratio (stated minimum)
6% Tier 1 Capital ratio (stated minimum)
1/1/14
1/1/15
1/1/16
1/1/17
1/1/18
1/1/19
Common Equity Tier 1 Capital
Additional Tier 1 Capital
Tier 2 Capital

(1) The Final Basel III Rules do not address G-SIBs. The transitional progression reflected in the chart is consistent with the phase-in arrangement under the Basel Committee on Banking Supervision’s (Basel Committee) G-SIB rules. However, the Federal Reserve Board has recently indicated it intends to issue rules which would strengthen the G-SIB framework established by the Basel Committee. Citi anticipates that it will likely be subject to at least a 2% G-SIB surcharge.

The following chart presents the transition arrangements (phase-in and phase-out) under the Final Basel III Rules for significant regulatory capital adjustments and deductions relative to Citi.

Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions

	January 1
	2014	2015	2016	2017	2018
Phase-in of Significant Regulatory Capital Adjustments and Deductions

Common Equity Tier 1 Capital(1)	20%	40%	60%	80%	100%

Common Equity Tier 1 Capital(2)	20%	40%	60%	80%	100%
Additional Tier 1 Capital(2)(3)	80%	60%	40%	20%	0%
	100%	100%	100%	100%	100%

Phase-out of Significant AOCI Regulatory Capital Adjustments

Common Equity Tier 1 Capital(4)	80%	60%	40%	20%	0%

(1)
Includes the phase-in of Common Equity Tier 1 Capital deductions for all intangible assets other than goodwill and mortgage servicing rights (MSRs); and excess over 10%/15% limitations for deferred tax assets (DTAs) arising from temporary differences, significant common stock investments in unconsolidated financial institutions and MSRs. Goodwill (including goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions) is fully deducted in arriving at Common Equity Tier 1 Capital commencing January 1, 2014. The amount of other intangible assets, aside from MSRs, not deducted in arriving at Common Equity Tier 1 Capital are risk-weighted at 100%, as are the excess over the 10%/15% limitations for DTAs arising from temporary differences, significant common stock investments in unconsolidated financial institutions and MSRs prior to full implementation of the Final Basel III Rules. Upon full implementation, the amount of temporary difference DTAs, significant common stock investments in unconsolidated financial institutions and MSRs not deducted in arriving at Common Equity Tier 1 Capital are risk-weighted at 250%.

(2)
Includes the phase-in of Common Equity Tier 1 Capital deductions related to DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards and defined benefit pension plan net assets; and the phase-in of the Common Equity Tier 1 Capital adjustment for cumulative unrealized net gains (losses) related to changes in fair value of financial liabilities attributable to Citi’s own creditworthiness.

(3)	To the extent Additional Tier 1 Capital is not sufficient to absorb regulatory capital adjustments and deductions, such excess is to be applied against Common Equity Tier 1 Capital.

(4)
Includes the phase-out from Common Equity Tier 1 Capital of adjustments related to unrealized gains (losses) on available-for-sale (AFS) debt securities; unrealized gains on AFS equity securities; unrealized gains (losses) on held-to-maturity (HTM) securities included in AOCI; and defined benefit plans liability adjustment.

Citigroup’s Capital Resources Under Current Regulatory Standards
During 2014, Citi is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4%, 5.5% and 8%, respectively. Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels.

The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of September 30, 2014 and December 31, 2013.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	September 30, 2014		December 31, 2013(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach(2)	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$166,425	$166,425	$157,473	$157,473
Tier 1 Capital	166,425	166,425	157,473	157,473
Total Capital (Tier 1 Capital + Tier 2 Capital) (3)	184,807	195,711	176,748	187,374
Risk-Weighted Assets	1,282,986	1,103,639	1,177,736	1,103,045
Quarterly Adjusted Average Total Assets (4)	1,842,777	1,842,777	1,830,896	1,830,896
Common Equity Tier 1 Capital ratio (5)	12.97%	15.08%	13.37%	14.28%
Tier 1 Capital ratio (5)	12.97	15.08	13.37	14.28
Total Capital ratio (5)	14.40	17.73	15.01	16.99
Tier 1 Leverage ratio	9.03	9.03	8.60	8.60

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Basel III 2014 Standardized Approach which reflects the application of the Basel I credit risk and Basel II.5 market risk capital rules.

(3)
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

(4)	Tier 1 Leverage ratio denominator.

(5)
As of September 30, 2014 and December 31, 2013, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

As indicated in the table above, Citigroup’s capital ratios at September 30, 2014 were in excess of the stated minimum requirements under the Final Basel III Rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of September 30, 2014 and December 31, 2013.

Components of Citigroup Capital Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	September 30, 2014	December 31, 2013(1)
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(2)	$203,421	$197,694
Add: Qualifying noncontrolling interests	564	597
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized losses on securities AFS, net of tax(3)(4)	(330)	(1,312)
Less: Defined benefit plans liability adjustment, net of tax(4)	(3,276)	(3,191)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(5)	(979)	(1,245)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (4)(6)	39	35
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs) (7)	23,678	24,518
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(4)	861	990
Less: Defined benefit pension plan net assets(4)	236	225
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards (4)(8)	4,931	5,288
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs (4)(8)(9)	1,915	2,343
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	10,485	13,167
Total Common Equity Tier 1 Capital	$166,425	$157,473
Additional Tier 1 Capital
Qualifying perpetual preferred stock (2)	$8,851	$6,645
Qualifying trust preferred securities (10)	1,726	2,616
Qualifying noncontrolling interests	7	8
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (4)(6)	154	142
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	248	243
Less: Defined benefit pension plan net assets(4)	943	900
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards (4)(8)	19,724	21,151
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	(10,485)	(13,167)
Total Additional Tier 1 Capital	$—	$—
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$166,425	$157,473
Tier 2 Capital
Qualifying subordinated debt(12)	$16,985	$16,594
Qualifying trust preferred securities	—	1,242
Qualifying noncontrolling interests	12	13
Excess of eligible credit reserves over expected credit losses(13)	1,633	1,669
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	248	243
Total Tier 2 Capital	$18,382	$19,275
Total Capital (Tier 1 Capital + Tier 2 Capital)	$184,807	$176,748

Citigroup Risk-Weighted Assets (Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	September 30, 2014	December 31, 2013(15)
Credit Risk (14)	$882,201	$834,082
Market Risk	100,785	112,154
Operational Risk	300,000	231,500
Total Risk-Weighted Assets	$1,282,986	$1,177,736

(1)	Pro forma presentation of regulatory capital components and tiers based on application of the Final Basel III Rules consistent with current period presentation.

(2)
Issuance costs of $117 million and $93 million related to preferred stock outstanding at September 30, 2014 and December 31, 2013, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(3)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities that were previously transferred from AFS to HTM, and non-credit related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.

(4)
The transition arrangements for significant regulatory capital adjustments and deductions impacting Common Equity Tier 1 Capital and/or Additional Tier 1 Capital are set forth above in the table entitled “Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions.”

(5)
Common Equity Tier 1 Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in AOCI that relate to the hedging of items not recognized at fair value on the balance sheet.

(6)
The cumulative impact of changes in Citigroup’s own creditworthiness in valuing liabilities for which the fair value option has been elected and own-credit valuation adjustments on derivatives are excluded from Common Equity Tier 1 Capital, in accordance with the Final Basel III Rules.

(7)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(8)
Of Citi’s approximately $49.9 billion of net DTAs at September 30, 2014, approximately $24.8 billion of such assets were includable in regulatory capital pursuant to the Final Basel III Rules, while approximately $25.1 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net DTAs was an aggregate of approximately $26.6 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which $16.8 billion were deducted from Common Equity Tier 1 Capital and $9.8 billion were deducted from Additional Tier 1 Capital. In addition, approximately $1.5 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the Final Basel III Rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(9)	Aside from MSRs, reflects DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions.

(10)
Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the Final Basel III Rules, as well as non-grandfathered trust preferred securities. Under the Final Basel III Rules, the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 1 Capital during 2014 is limited to 50% of the amount of non-grandfathered trust preferred securities outstanding at January 1, 2014, with the remaining 50% eligible for inclusion in Tier 2 Capital. As a result of approximately $17.5 million of redemptions of non-grandfathered trust preferred securities during the third quarter of 2014, the remaining amount of non-grandfathered trust preferred securities outstanding at September 30, 2014 were eligible for inclusion in Tier 1 Capital.

(11)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(12)
Under the transition arrangements of the Final Basel III Rules, non-qualifying subordinated debt issuances which consist of those with a fixed-to-floating rate step-up feature where the call/step-up date has not passed are eligible for 50% inclusion in Tier 2 Capital during 2014, with the threshold based upon the aggregate outstanding principal amounts of such issuances as of January 1, 2014.

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

Citigroup Capital Rollforward Under Current Regulatory Standards (Basel III Transition Arrangements)

In millions of dollars	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Common Equity Tier 1 Capital
Balance, beginning of period(1)	$164,289	$157,473
Net income	2,839	6,963
Dividends declared	(159)	(443)
Net increase in treasury stock	(111)	(973)
Net increase in additional paid-in capital(2)(3)	170	670
Net increase in foreign currency translation adjustment net of hedges, net of tax	(1,721)	(2,230)
Net change in unrealized losses on securities AFS, net of tax(4)	(42)	245
Net change in defined benefit plans liability adjustment, net of tax(4)	14	(21)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(16)	(4)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	787	840
Net decrease in other intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	40	129
Net increase in defined benefit pension plan net assets	(23)	(11)
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	97	357
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	132	428
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	210	2,682
Other	(81)	320
Net increase in Common Equity Tier 1 Capital	$2,136	$8,952
Common Equity Tier 1 Capital Balance, end of period	$166,425	$166,425
Additional Tier 1 Capital
Balance, beginning of period(1)	$—	$—
Net increase in qualifying perpetual preferred stock(3)	—	2,206
Net decrease in qualifying trust preferred securities	(27)	(890)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(61)	(12)
Net increase in defined benefit pension plan net assets	(90)	(43)
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	388	1,427
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	(210)	(2,682)
Other	—	(6)
Net change in Additional Tier 1 Capital	$—	$—
Tier 1 Capital Balance, end of period	$166,425	$166,425
Tier 2 Capital
Balance, beginning of period(1)	$18,194	$19,275
Net increase in qualifying subordinated debt	376	391
Net decrease in qualifying trust preferred securities	—	(1,242)
Net decrease in excess of eligible credit reserves over expected credit losses	(188)	(36)
Other	—	(6)
Net change in Tier 2 Capital	$188	$(893)
Tier 2 Capital Balance, end of period	$18,382	$18,382
Total Capital (Tier 1 Capital + Tier 2 Capital)	$184,807	$184,807

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)
Citi issued approximately $2.23 billion of qualifying perpetual preferred stock during the nine months ended September 30, 2014, which was partially offset by the netting of issuance costs of $24 million.

(4)	Presented net of impact of transition arrangements for regulatory capital adjustments and deductions under the Final Basel III Rules.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014(1)
Total Risk-Weighted Assets, beginning of period(2)	$1,264,066	$1,103,045
Impact of adoption of Basel III Advanced Approaches(3)	—	74,691

Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures	(8,088)	(35,042)
Net increase in wholesale exposures	29,943	41,014
Net change in repo-style transactions	(1,959)	4,927
Net increase in securitization exposures	1,078	2,636
Net decrease in equity exposures	(1,421)	(712)
Net increase in over-the-counter (OTC) derivatives	4,189	19,306
Net change in derivatives CVA	(2,338)	2,710
Net change in other (4)	(5,735)	10,710
Net increase in supervisory 6% multiplier (5)	1,080	2,570
Net increase in Credit Risk-Weighted Assets	$16,749	$48,119

Changes in Market Risk-Weighted Assets
Net decrease in risk levels	$(9,264)	$(18,453)
Net change due to model and methodology updates	(1,065)	7,084
Net decrease in Market Risk-Weighted Assets	$(10,329)	$(11,369)

Net increase in Operational Risk-Weighted Assets (6)	$12,500	$68,500

Total Risk-Weighted Assets, end of period	$1,282,986	$1,282,986

(1)
Total risk-weighted assets as of December 31, 2013 presented on a pro forma basis to reflect application of the Final Basel III Rules related to the effect of transition arrangements on regulatory capital components, consistent with current period presentation.

(2) Prior periods have been restated to conform to current period’s presentation.
(3) Reflects the effect of adjusting credit risk-weighted assets at the beginning of the period from a Basel I basis to a Basel III Advanced Approaches basis; adjusting market risk-weighted assets from a Basel II.5 basis to a Basel III Advanced Approach basis; and including operational risk-weighted assets as required under the Basel III Advanced Approaches rules.

(4)	Other includes cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios of exposures.

(5)	Supervisory 6% multiplier does not apply to derivatives CVA.
(6) During the first quarter of 2014, Citi increased operational risk-weighted assets by approximately $56 billion in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, N.A., Citi’s primary subsidiary U.S. depository institution, as of September 30, 2014 and December 31, 2013.

Citibank, N.A. Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	September 30, 2014		December 31, 2013(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach(2)	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$128,112	$128,112	$128,317	$128,317
Tier 1 Capital	128,112	128,112	128,317	128,317
Total Capital (Tier 1 Capital + Tier 2 Capital) (3)	136,430	146,435	137,277	146,267
Risk-Weighted Assets	944,227	932,572	893,390	910,553
Quarterly Adjusted Average Total Assets (4)	1,354,441	1,354,441	1,321,440	1,321,440
Common Equity Tier 1 Capital ratio (5)	13.57%	13.74%	14.36%	14.09%
Tier 1 Capital ratio (5)	13.57	13.74	14.36	14.09
Total Capital ratio (5)	14.45	15.70	15.37	16.06
Tier 1 Leverage ratio	9.46	9.46	9.71	9.71

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Basel III 2014 Standardized Approach which reflects the application of the Basel I credit risk and Basel II.5 market risk capital rules.

(3)
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

(4)	Tier 1 Leverage ratio denominator.

(5)
As of September 30, 2014, Citibank, N.A.’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches. As of December 31, 2013, Citibank, N.A.’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III 2014 Standardized Approach (Basel I credit risk and Basel II.5 market risk capital rules), whereas the reportable Total Capital ratio was the lower derived under the Advanced Approaches framework.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Capital Standards
The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets as well as quarterly adjusted average total assets (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of September 30, 2014. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or quarterly adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio		Tier 1 Leverage ratio
	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets
Citigroup
Advanced Approaches	0.8 bps	1.0 bps	0.8 bps	1.0 bps	0.8 bps	1.1 bps	0.5 bps	0.5 bps
Standardized Approach (1)	0.9 bps	1.4 bps	0.9 bps	1.4 bps	0.9 bps	1.6 bps	0.5 bps	0.5 bps
Citibank, N.A.
Advanced Approaches	1.1 bps	1.4 bps	1.1 bps	1.4 bps	1.1 bps	1.5 bps	0.7 bps	0.7 bps
Standardized Approach (1)	1.1 bps	1.5 bps	1.1 bps	1.5 bps	1.1 bps	1.7 bps	0.7 bps	0.7 bps

(1) Basel III 2014 Standardized Approach which reflects the application of the Basel I credit risk and Basel II.5 market risk capital rules.

Citigroup Broker-Dealer Subsidiaries
At September 30, 2014, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $5.0 billion, which exceeded the minimum requirement by $4.0 billion.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2014.

Basel III (Full Implementation)

Citigroup’s Capital Resources Under Basel III
As previously noted, Citi currently anticipates that its effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratio requirements, under the Final Basel III Rules, on a fully implemented basis and including a 2% G-SIB surcharge, will be at least 9%, 10.5% and 12.5%, respectively. Further, under the Final Basel III Rules, Citi must also comply with a 4% minimum Tier 1 Leverage ratio requirement and an effective 5% minimum Supplementary Leverage ratio requirement.
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under the Final Basel III Rules for Citi, assuming full implementation, as of September 30, 2014 and December 31, 2013.

Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	September 30, 2014		December 31, 2013
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach(1)	Advanced Approaches	Standardized Approach(1)
Common Equity Tier 1 Capital	$138,762	$138,762	$125,597	$125,597
Tier 1 Capital	148,772	148,772	133,412	133,412
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)	166,254	179,056	150,049	161,782
Risk-Weighted Assets	1,302,000	1,252,000	1,186,000	1,177,000
Quarterly Adjusted Average Total Assets(3)	1,829,524	1,829,524	1,814,368	1,814,368
Common Equity Tier 1 Capital ratio(4)(5)	10.66%	11.08%	10.59%	10.67%
Tier 1 Capital ratio(4)(5)	11.43	11.88	11.25	11.34
Total Capital ratio(4)(5)	12.77	14.30	12.65	13.75
Tier 1 Leverage ratio(5)	8.13	8.13	7.35	7.35

(1) Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios as well as related components reflect application of the Basel III Standardized Approach framework effective January 1, 2015.

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

(3) Tier 1 Leverage ratio denominator.
(4) As of September 30, 2014 and December 31, 2013, assuming full implementation of the Final Basel III Rules, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.
(5) Citi’s Basel III capital ratios and certain related components are non-GAAP financial measures. Citi believes these ratios and their related components provide useful information to investors and others by measuring Citi’s progress against future regulatory capital standards.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 10.7% at September 30, 2014, compared to 10.6% at June 30, 2014 and, on a pro forma basis, 10.1% at December 31, 2013, as adjusted from 10.6% (all based on application of the Advanced Approaches for determining total risk-weighted assets). The pro forma adjustment to Citi’s year-end 2013 estimated Basel III Common Equity Tier 1 Capital ratio reflects the inclusion of approximately $56 billion of additional operational risk-weighted assets related to Citi’s approved exit from parallel reporting, effective with the second quarter of 2014 (for additional information, see “Capital Resources—Basel III” in Citigroup’s 2013 Annual Report on Form 10-K).

The growth in Citi’s Common Equity Tier 1 Capital ratio from June 30, 2014 was largely due to quarterly net income and the overall Common Equity Tier 1 Capital benefits associated with approximately $700 million of DTA utilization, partially offset by an increase primarily in credit risk-weighted assets. Similarly, the increase in Citi’s estimated Basel III Common Equity Tier 1 Capital ratio from year-end 2013 reflected continued growth in Common Equity Tier 1 Capital resulting from net income as well as the favorable effects attributable to DTA utilization of approximately $2.9 billion, offset in part by higher credit risk-weighted assets.

Components of Citigroup Capital Under Basel III (Full Implementation)

In millions of dollars	September 30, 2014	December 31, 2013
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity (1)	$203,421	$197,694
Add: Qualifying noncontrolling interests	172	182
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax (2)	(979)	(1,245)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (3)	193	177
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs) (4)	23,678	24,518
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	4,307	4,950
Less: Defined benefit pension plan net assets	1,179	1,125
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards (5)	24,655	26,439
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs (5)(6)	11,798	16,315
Total Common Equity Tier 1 Capital	$138,762	$125,597
Additional Tier 1 Capital
Qualifying perpetual preferred stock (1)	8,851	6,645
Qualifying trust preferred securities (7)	1,370	1,374
Qualifying noncontrolling interests	37	39
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	248	243
Total Additional Tier 1 Capital	$10,010	$7,815
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$148,772	$133,412
Tier 2 Capital
Qualifying subordinated debt (9)	15,693	14,414
Qualifying trust preferred securities (10)	356	745
Qualifying noncontrolling interests	48	52
Excess of eligible credit reserves over expected credit losses(11)	1,633	1,669
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	248	243
Total Tier 2 Capital	$17,482	$16,637
Total Capital (Tier 1 Capital + Tier 2 Capital) (12)	$166,254	$150,049

(1)
Issuance costs of $117 million and $93 million related to preferred stock outstanding at September 30, 2014 and December 31, 2013, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)
Common Equity Tier 1 Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in AOCI that relate to the hedging of items not recognized at fair value on the balance sheet.

(3)
The cumulative impact of changes in Citigroup’s own creditworthiness in valuing liabilities for which the fair value option has been elected and own-credit valuation adjustments on derivatives are excluded from Common Equity Tier 1 Capital, in accordance with the Final Basel III Rules.

(4)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(5)
Of Citi’s approximately $49.9 billion of net DTAs at September 30, 2014, approximately $15.1 billion of such assets were includable in regulatory capital pursuant to the Final Basel III Rules, while approximately $34.8 billion of such assets were excluded in arriving at Common Equity Tier 1 Capital. Comprising the excluded net DTAs was an aggregate of approximately $36.3 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Common Equity Tier 1 Capital. In addition, approximately $1.5 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the Final Basel III Rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

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

(10)
Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the Final Basel III Rules at September 30, 2014, which will be fully phased-out of Tier 2 Capital by January 1, 2022.

(11)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(12)	Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital.

Citigroup Capital Rollforward Under Basel III (Full Implementation)

In millions of dollars	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Common Equity Tier 1 Capital
Balance, beginning of period	$135,567	$125,597
Net income	2,839	6,963
Dividends declared	(159)	(443)
Net increase in treasury stock	(111)	(973)
Net increase in additional paid-in capital(1)(2)	170	670
Net increase in foreign currency translation adjustment net of hedges, net of tax	(1,721)	(2,230)
Net change in unrealized losses on securities AFS, net of tax	(207)	1,227
Net change in defined benefit plans liability adjustment, net of tax	71	(106)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(77)	(16)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	787	840
Net decrease in other intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	199	643
Net increase in defined benefit pension plan net assets	(113)	(54)
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	485	1,784
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	1,043	4,517
Other	(11)	343
Net increase in Common Equity Tier 1 Capital	$3,195	$13,165
Common Equity Tier 1 Capital Balance, end of period	$138,762	$138,762
Additional Tier 1 Capital
Balance, beginning of period	$10,012	$7,815
Net increase in qualifying perpetual preferred stock(2)	—	2,206
Net decrease in qualifying trust preferred securities	(1)	(4)
Other	(1)	(7)
Net change in Additional Tier 1 Capital	$(2)	$2,195
Tier 1 Capital Balance, end of period	$148,772	$148,772
Tier 2 Capital
Balance, beginning of period	$17,322	$16,637
Net increase in qualifying subordinated debt	376	1,279
Net decrease in excess of eligible credit reserves over expected credit losses	(188)	(36)
Other	(28)	(398)
Net increase in Tier 2 Capital	$160	$845
Tier 2 Capital Balance, end of period	$17,482	$17,482
Total Capital (Tier 1 Capital + Tier 2 Capital)	$166,254	$166,254

(1)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(2)
Citi issued approximately $2.23 billion of qualifying perpetual preferred stock during the nine months ended September 30, 2014, which was partially offset by the netting of issuance costs of $24 million.

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at September 30, 2014(1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$773,000	$128,000	$901,000	$1,051,000	$100,000	$1,151,000
Market Risk	96,000	5,000	$101,000	96,000	5,000	101,000
Operational Risk (2)	246,000	54,000	$300,000	—	—	—
Total Risk-Weighted Assets	$1,115,000	$187,000	$1,302,000	$1,147,000	$105,000	$1,252,000

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at December 31, 2013(1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$693,000	$149,000	$842,000	$963,000	$102,000	$1,065,000
Market Risk	107,000	5,000	112,000	107,000	5,000	112,000
Operational Risk	160,000	72,000	232,000	—	—	—
Total Risk-Weighted Assets	$960,000	$226,000	$1,186,000	$1,070,000	$107,000	$1,177,000

(1) Calculated based on the Final Basel III Rules.
(2) During the first quarter of 2014, Citi increased operational risk-weighted assets by approximately $56 billion in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014.

Total risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2013 largely due to the previously noted inclusion of approximately $56 billion of additional operational risk-weighted assets during the first quarter of 2014 as well as enhancements to Citi’s credit risk models, partially offset by the ongoing decline in Citi Holdings assets.
Total risk-weighted assets under the Basel III Standardized Approach increased during the first nine months of 2014 substantially due to an increase in credit risk-weighted assets primarily attributable to an increase in exposure on derivative contracts within Citicorp’s ICG businesses, as well as further methodology refinements, partially offset by the ongoing decline in Citi Holdings assets.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended September 30, 2014(1)	Nine Months Ended September 30, 2014(1)
Total Risk-Weighted Assets, beginning of period	$1,281,000	$1,186,000

Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures	(9,000)	(35,000)
Net increase in wholesale exposures	30,000	41,000
Net change in repo-style transactions	(2,000)	5,000
Net increase in securitization exposures	1,000	3,000
Net decrease in equity exposures	(1,000)	(2,000)
Net increase in over-the-counter (OTC) derivatives	4,000	19,000
Net change in derivatives CVA	(2,000)	3,000
Net change in other (2)	(4,000)	18,000
Net increase in supervisory 6% multiplier (3)	1,000	6,000
Net increase in Credit Risk-Weighted Assets	$18,000	$58,000

Changes in Market Risk-Weighted Assets
Net decrease in risk levels	$(9,000)	$(18,000)
Net change due to model and methodology updates	(1,000)	7,000
Net decrease in Market Risk-Weighted Assets	$(10,000)	$(11,000)

Net increase in Operational Risk-Weighted Assets (4)	$13,000	$69,000

Total Risk-Weighted Assets, end of period	$1,302,000	$1,302,000

(1)	Calculated based on the Final Basel III Rules.
(2) Other includes cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios of exposures.

(3)	Supervisory 6% multiplier does not apply to derivatives CVA.
(4) During the first quarter of 2014, Citi increased operational risk-weighted assets by approximately $56 billion in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014.

Supplementary Leverage Ratio
Under the Final Basel III Rules, Advanced Approaches banking organizations, such as Citi and Citibank, N.A., are also required to calculate a Supplementary Leverage ratio which significantly differs from the Tier 1 Leverage ratio by also including certain off-balance sheet exposures within the denominator of the ratio (Total Leverage Exposure).
In September 2014, the U.S. banking agencies adopted revisions to the Final Basel III Rules (Revised Final Basel III Rules) with respect to the definition of Total Leverage Exposure as well as the frequency with which certain components of the Supplementary Leverage ratio are calculated. As revised, the Supplementary Leverage ratio represents Tier 1 Capital to Total Leverage Exposure, with the latter defined as the sum of the daily average of on-balance sheet assets for the quarter and the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter, less applicable Tier 1 Capital deductions.
Under the Revised Final Basel III Rules, the definition of Total Leverage Exposure has been modified from that of the Final Basel III Rules in certain respects, such as by permitting limited netting of repo-style transactions (i.e., qualifying repurchase or reverse repurchase and securities borrowing or lending transactions) with the same counterparty and allowing for the application of cash variation margin to reduce derivative exposures, both of which are subject to certain specific conditions, as well as by distinguishing and expanding the measure of exposure for written credit derivatives. Moreover, the credit conversion factors (CCF) to be applied to certain off-balance sheet exposures have been conformed to those under the Basel III Standardized Approach for determining credit risk-weighted assets, with the exception of the imposition of a 10% CCF floor.
Consistent with the Final Basel III Rules, Advanced Approaches banking organizations will be required to disclose the Supplementary Leverage ratio commencing January 1, 2015. Further, certain Advanced Approaches banking organizations, such as Citi and Citibank, N.A., will be subject to effective minimum ratio requirements under the enhanced Supplementary Leverage ratio standards of 5% and 6%, respectively, beginning January 1, 2018. For additional information regarding the enhanced Supplementary Leverage ratio standards, see “Capital Resources” in Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
The following table sets forth Citi’s estimated Basel III Supplementary Leverage ratio and related components, under the Revised Final Basel III Rules, for the three months ended September 30, 2014 and December 31, 2013.

Citigroup Estimated Basel III Supplementary Leverage Ratios and Related Components(1)

In millions of dollars, except ratios	September 30, 2014	December 31, 2013(2)
Tier 1 Capital	$148,772	$133,412
Total Leverage Exposure (TLE)
On-balance sheet assets(3)	$1,895,389	$1,886,613
Certain off-balance sheet exposures:(4)
Potential future exposure (PFE) on derivative contracts	251,022	240,534
Effective notional of sold credit derivatives, net(5)	93,350	102,061
Counterparty credit risk for repo-style transactions(6)	25,588	26,035
Unconditionally cancellable commitments	62,870	63,782
Other off-balance sheet exposures	222,600	210,571
Total of certain off-balance sheet exposures	655,430	642,983
Less: Tier 1 Capital deductions	65,865	73,590
Total Leverage Exposure	$2,484,954	$2,456,006
Supplementary Leverage ratio	5.99%	5.43%

(1)
Citi’s estimated Basel III Supplementary Leverage ratio and certain related components are non-GAAP financial measures. Citi believes this ratio and its components provide useful information to investors and others by measuring Citigroup’s progress against future regulatory capital standards.

(2)	Pro forma presentation based on application of the Revised Final Basel III Rules consistent with current period presentation.

(3)	Represents the daily average of on-balance sheet assets for the quarter.

(4)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(5)
Under the Revised Final Basel III Rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(6)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citigroup’s estimated Basel III Supplementary Leverage ratio under the Revised Final Basel III Rules was 6.0% for the third quarter of 2014, increasing from 5.8% for the second quarter of 2014 and 5.4% for the fourth quarter of 2013 (both presented on a pro forma basis to conform to current period presentation). The quarter-over-quarter ratio improvement was primarily due to the increase in Tier 1 Capital resulting substantially from net income and DTA utilization of approximately $700 million. The growth in the ratio from the fourth quarter of 2013 was also principally driven by an increase in Tier 1 Capital attributable largely to year-to-date net income, approximately $2.9 billion of DTA utilization and approximately $2.2 billion of perpetual preferred stock issuances, offset in part by a marginal increase in Total Leverage Exposure.
Citibank, N.A.’s estimated Basel III Supplementary Leverage ratio under the Revised Final Basel III Rules was 6.3% for the third quarter of 2014, unchanged on a pro forma basis from the fourth quarter of 2013. Tier 1 Capital benefits resulting from year-to-date net income and DTA utilization as well as an overall reduction in Total Leverage Exposure, were largely offset by cash distributions to its parent.

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

In millions of dollars or shares, except per share amounts	September 30, 2014	December 31, 2013
Total Citigroup stockholders’ equity	$212,272	$204,339
Less: Preferred stock	8,968	6,738
Common equity	$203,304	$197,601
Less: Intangible assets:
Goodwill	24,500	25,009
Other intangible assets (other than MSRs)	4,525	5,056
Tangible common equity (TCE)	$174,279	$167,536

Common shares outstanding (CSO)	3,029.5	3,029.2
Tangible book value per share (TCE/CSO)	$57.53	$55.31
Book value per share (common equity/CSO)	$67.11	$65.23

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

Managing Global Risk Table of Contents

(1)
For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to Citi’s Basel III Advanced Approaches Disclosures, as required by the rules of the Federal Reserve Board, on Citi’s Investor Relations website.

CREDIT RISK

For additional information on Credit Risk, including Citi’s credit risk management, measurement and stress testing, see “Managing Global Risk—Credit Risk” in Citi’s 2013 Annual Report on Form 10-K.

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2014	2014	2013	2013	2013
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$101,583	$103,905	$106,904	$108,453	$110,813
Installment, revolving credit, and other	13,350	13,192	12,951	13,398	13,265
Cards	108,314	109,138	107,947	115,651	110,734
Commercial and industrial	6,870	6,972	6,884	6,592	6,349
Lease financing	—	—	—	—	—
	$230,117	$233,207	$234,686	$244,094	$241,161
In offices outside the U.S.
Mortgage and real estate(1)	$56,099	$57,291	$56,118	$55,511	$54,428
Installment, revolving credit, and other	34,270	34,560	33,409	33,182	32,306
Cards	32,410	34,252	35,683	36,740	35,966
Commercial and industrial	23,393	24,916	24,575	24,107	23,741
Lease financing	678	735	736	769	743
	$146,850	$151,754	$150,521	$150,309	$147,184
Total Consumer loans	$376,967	$384,961	$385,207	$394,403	$388,345
Unearned income	(649)	(616)	(546)	(572)	(523)
Consumer loans, net of unearned income	$376,318	$384,345	$384,661	$393,831	$387,822
Corporate loans
In U.S. offices
Commercial and industrial	$36,516	$36,293	$36,120	$32,704	$33,936
Loans to financial institutions	31,916	29,195	27,888	25,102	22,813
Mortgage and real estate(1)	32,285	31,417	29,888	29,425	29,168
Installment, revolving credit, and other	30,378	32,646	34,219	34,434	31,084
Lease financing	1,737	1,668	1,662	1,647	1,493
	$132,832	$131,219	$129,777	$123,312	$118,494
In offices outside the U.S.
Commercial and industrial	$80,304	$82,945	$83,134	$82,663	$86,012
Loans to financial institutions	35,854	40,541	39,543	38,372	40,403
Mortgage and real estate(1)	6,243	6,309	6,301	6,274	6,392
Installment, revolving credit, and other	20,151	20,095	18,655	18,714	16,783
Lease financing	396	430	454	527	538
Governments and official institutions	2,264	2,176	2,256	2,341	1,655
	$145,212	$152,496	$150,343	$148,891	$151,783
Total Corporate loans	$278,044	$283,715	$280,120	$272,203	$270,277
Unearned income	(536)	(556)	(560)	(562)	(548)
Corporate loans, net of unearned income	$277,508	$283,159	$279,560	$271,641	$269,729
Total loans—net of unearned income	$653,826	$667,504	$664,221	$665,472	$657,551
Allowance for loan losses—on drawn exposures	(16,915)	(17,890)	(18,923)	(19,648)	(20,605)
Total loans—net of unearned income and allowance for credit losses	$636,911	$649,614	$645,298	$645,824	$636,946
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	2.60%	2.70%	2.87%	2.97%	3.16%
Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	3.87%	4.04%	4.29%	4.34%	4.63%
Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	0.86%	0.85%	0.90%	0.97%	1.01%

(1)	Loans secured primarily by real estate.

(2)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2014	2014	2014	2013	2013
Allowance for loan losses at beginning of period	$17,890	$18,923	$19,648	$20,605	$21,580
Provision for loan losses
Consumer	$1,605	$1,669	$1,759	$2,012	$1,583
Corporate	(30)	(90)	34	(101)	69
	$1,575	$1,579	$1,793	$1,911	$1,652
Gross credit losses
Consumer
In U.S. offices	$1,595	$1,756	$1,841	$2,019	$1,859
In offices outside the U.S.	948	1,009	968	1,011	967
Corporate
In U.S. offices	9	14	8	27	95
In offices outside the U.S.	34	33	166	37	53
	$2,586	$2,812	$2,983	$3,094	$2,974
Credit recoveries (1)
Consumer
In U.S. offices	$232	$356	$292	$236	$253
In offices outside the U.S.	196	231	223	262	239
Corporate
In U.S offices	18	22	18	22	39
In offices outside the U.S.	43	14	11	27	13
	$489	$623	$544	$547	$544
Net credit losses (recoveries)
In U.S. offices	$1,354	$1,392	$1,539	$1,788	$1,662
In offices outside the U.S.	743	797	900	759	768
Total	$2,097	$2,189	$2,439	$2,547	$2,430
Other - net (2)(3)(4)(5)(6)(7)	$(453)	$(423)	$(79)	(321)	$(197)
Allowance for loan losses at end of period	$16,915	$17,890	$18,923	$19,648	$20,605
Allowance for loan losses as a % of total loans(8)	2.60%	2.70%	2.87%	2.97%	3.16%
Allowance for unfunded lending commitments(9)	$1,140	$1,176	$1,202	$1,229	$1,262
Total allowance for loan losses and unfunded lending commitments	$18,055	$19,066	$20,125	$20,877	$21,867
Net Consumer credit losses (recoveries)	$2,115	$2,178	$2,294	$2,532	$2,334
As a percentage of average Consumer loans	2.21%	2.27%	2.41%	2.58%	2.41%
Net Corporate credit losses (recoveries)	$(18)	$11	$145	$15	$96
As a percentage of average Corporate loans	(0.03)%	0.02%	0.22%	0.02%	0.15%
Allowance for loan losses at end of period(10)
Citicorp	$11,915	$12,473	$12,870	$13,174	$13,299
Citi Holdings	5,000	5,417	6,053	6,474	7,306
Total Citigroup	$16,915	$17,890	$18,923	$19,648	$20,605
Allowance by type
Consumer	$14,575	$15,520	$16,451	$17,064	$17,912
Corporate	2,340	2,370	2,472	2,584	2,693
Total Citigroup	$16,915	$17,890	$18,923	$19,648	$20,605

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, foreign currency translation, purchase accounting adjustments, etc.

(3)
The third quarter of 2014 includes a reduction of approximately $259 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $151 million related to a transfer of a real estate loan portfolio to HFS and a reduction of approximately $108 million related to the transfer of various EMEA loan portfolios to HFS. Additionally, the third quarter of 2014 includes a reduction of approximately $181 million related to FX translation.

(4)
The second quarter of 2014 includes a reduction of approximately $480 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of approximately $204 million and $177 million related to the transfers to HFS of businesses in Greece and Spain, $29 million related to the sale of the Honduras business and $66 million related to a transfer of a real estate loan portfolio to HFS. These amounts are partially offset by FX translation on the entire allowance balance.

(5)	The first quarter of 2014 includes a reduction of approximately $79 million related to the sale or transfer to HFS of various loan portfolios.

(6)
The fourth quarter of 2013 includes a reduction of approximately $113 million related to the sale or transfer to HFS of various loan portfolios. Additionally, there was a reduction of $230 million related to a non-provision transfer of reserves associated with deferred interest to other assets which include deferred interest.

(7)	The third quarter of 2013 includes a reduction of approximately $214 million related to the sale or transfer to HFS of various loan portfolios.

(8)
September 30, 2014, June 30, 2014, December 31, 2013, June 30, 2013 and September 30, 2013 exclude $4.4 billion, $4.8 billion, $5.7 billion, $5.0 billion and $5.2 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios as of September 30, 2014 and December 31, 2013:

	September 30, 2014
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$5.2	$109.5	4.7%
North America mortgages(3)(4)	4.2	101.0	4.1
North America other	1.1	21.5	5.3
International cards	2.0	32.4	6.2
International other(5)	2.1	111.9	1.9
Total Consumer	$14.6	$376.3	3.9%
Total Corporate	2.3	277.5	0.9
Total Citigroup	$16.9	$653.8	2.6%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $5.2 billion of loan loss reserves represented approximately 16 months of coincident net credit loss coverage.

(3)
Of the $4.2 billion, approximately $4.0 billion was allocated to North America mortgages in Citi Holdings. The $4.2 billion of loan loss reserves represented approximately 52 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

(4)
Of the $4.2 billion in loan loss reserves, approximately $1.6 billion and $2.6 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $101.0 billion in loans, approximately $83.8 billion and $16.9 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

(5)	Includes mortgages and other retail loans.

	December 31, 2013
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$6.2	$116.8	5.3%
North America mortgages(3)(4)	5.1	107.5	4.8
North America other	1.2	21.9	5.4
International cards	2.3	36.2	6.5
International other(5)	2.2	111.4	2.0
Total Consumer	$17.0	$393.8	4.3%
Total Corporate	2.6	271.7	1.0
Total Citigroup	$19.6	$665.5	3.0%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $6.2 billion of loan loss reserves represented approximately 18 months of coincident net credit loss coverage.

(3)
Of the $5.1 billion, approximately $4.9 billion was allocated to North America mortgages in Citi Holdings. The $5.1 billion of loan loss reserves represented approximately 26 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

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

•
Mortgage loans discharged through Chapter 7 bankruptcy, other than Federal Housing Administration (FHA)-insured loans, are classified as non-accrual. In addition, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage loan is 90 days or more past due.

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

Non-Accrual Loans

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2014	2014	2014	2013	2013
Citicorp	$3,413	$3,280	$3,752	$3,791	$4,053
Citi Holdings	4,209	4,654	4,896	5,212	5,365
Total non-accrual loans	$7,622	$7,934	$8,648	$9,003	$9,418
Corporate non-accrual loans(1)
North America	$365	$367	$689	$736	$807
EMEA	322	363	461	766	975
Latin America	481	288	186	127	124
Asia	182	200	284	279	272
Total Corporate non-accrual loans	$1,350	$1,218	$1,620	$1,908	$2,178
Citicorp	$1,290	$1,150	$1,528	$1,580	$1,807
Citi Holdings	60	68	92	328	371
Total Corporate non-accrual loans	$1,350	$1,218	$1,620	$1,908	$2,178
Consumer non-accrual loans(1)
North America	$4,546	$4,915	$5,139	$5,238	$5,345
EMEA	37	101	131	138	147
Latin America	1,364	1,386	1,466	1,426	1,400
Asia	325	314	292	293	348
Total Consumer non-accrual loans	$6,272	$6,716	$7,028	$7,095	$7,240
Citicorp	$2,123	$2,130	$2,224	$2,211	$2,246
Citi Holdings	4,149	4,586	4,804	4,884	4,994
Total Consumer non-accrual loans	$6,272	$6,716	$7,028	$7,095	$7,240

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $493 million at September 30, 2014, $575 million at June 30, 2014, $632 million at March 31, 2014, $703 million at December 31, 2013, and $756 million at September 30, 2013.

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2014	2014	2014	2013	2013
OREO
Citicorp	$90	$100	$98	$79	$69
Citi Holdings	292	302	311	338	334
Total OREO	$382	$402	$409	$417	$403
North America	$303	$294	$304	$305	$293
EMEA	18	44	50	59	62
Latin America	49	49	50	47	40
Asia	12	15	5	6	8
Total OREO	$382	$402	$409	$417	$403
Other repossessed assets	$—	$—	$—	$—	$—
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$1,350	$1,218	$1,620	$1,908	$2,178
Consumer non-accrual loans	6,272	6,716	7,028	7,095	7,240
Non-accrual loans (NAL)	$7,622	$7,934	$8,648	$9,003	$9,418
OREO	382	402	409	417	403
Other repossessed assets	—	—	—	—	—
Non-accrual assets (NAA)	$8,004	$8,336	$9,057	$9,420	$9,821
NAL as a percentage of total loans	1.17%	1.19%	1.30%	1.35%	1.43%
NAA as a percentage of total assets	0.43	0.44	0.48	0.50	0.52
Allowance for loan losses as a percentage of NAL(1)	222%	225%	219%	218%	219%

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
Non-accrual assets—Total Citicorp	2014	2014	2014	2013	2013
Non-accrual loans (NAL)	$3,413	$3,280	$3,752	$3,791	$4,053
OREO	90	100	98	79	69
Other repossessed assets	—	—	—	—	—
Non-accrual assets (NAA)	$3,503	$3,380	$3,850	$3,870	$4,122
NAA as a percentage of total assets	0.20%	0.19%	0.22%	0.22%	0.23%
Allowance for loan losses as a percentage of NAL(1)	349	380	343	348	328
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$4,209	$4,654	$4,896	$5,212	$5,365
OREO	292	302	311	338	334
Other repossessed assets	—	—	—	—	—
Non-accrual assets (NAA)	$4,501	$4,956	$5,207	$5,550	$5,699
NAA as a percentage of total assets	4.37%	4.46%	4.57%	4.74%	4.67%
Allowance for loan losses as a percentage of NAL(1)	119	116	124	124	136

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Sept. 30, 2014	Dec. 31, 2013
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$18	$36
Mortgage and real estate(3)	125	143
Loans to financial institutions	—	14
Other	326	364
	$469	$557
In offices outside the U.S.
Commercial and industrial(2)	$143	$161
Mortgage and real estate(3)	—	18
Other	—	58
	$143	$237
Total Corporate renegotiated loans	$612	$794
Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate (8)	$17,224	$18,922
Cards	1,875	2,510
Installment and other	573	626
	$19,672	$22,058
In offices outside the U.S.
Mortgage and real estate	$644	$641
Cards	709	830
Installment and other	704	834
	$2,057	$2,305
Total Consumer renegotiated loans	$21,729	$24,363

(1)
Includes $167 million and $312 million of non-accrual loans included in the non-accrual assets table above at September 30, 2014 and December 31, 2013, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at September 30, 2014, Citi also modified $15 million and $79 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside and outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at September 30, 2014, Citi also modified $22 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $3,239 million and $3,637 million of non-accrual loans included in the non-accrual assets table above at September 30, 2014 and December 31, 2013, respectively. The remaining loans are accruing interest.

(5)	Includes $49 million and $29 million of commercial real estate loans at September 30, 2014 and December 31, 2013, respectively.

(6)	Includes $270 million and $295 million of other commercial loans at September 30, 2014 and December 31, 2013, respectively.

(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

(8)	Reduction in the third quarter of 2014 includes $1,325 million related to TDRs sold or transferred to held-for-sale.

North America Consumer Mortgage Lending

Overview
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At September 30, 2014, Citi’s North America consumer mortgage portfolio was $101.0 billion (compared to $103.3 billion at June 30, 2014), of which residential first mortgage portfolio was $72.0 billion (compared to $73.4 billion at June 30, 2014), and the home equity loan portfolio was $29.0 billion (compared to $29.9 billion at June 30, 2014). At September 30, 2014, $37.5 billion of first mortgages was recorded in Citi Holdings, with the remaining $34.5 billion recorded in Citicorp. At September 30, 2014, $25.8 billion of home equity loans was recorded in Citi Holdings, with the remaining $3.2 billion recorded in Citicorp.
Citi’s residential first mortgage portfolio included $6.1 billion of loans with FHA insurance or VA guarantees at September 30, 2014, compared to $6.4 billion at June 30, 2014. This portfolio consists of loans to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally higher loan-to-value ratios (LTVs). Credit losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and Department of Veterans Affairs (VA) loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.
In addition, Citi’s residential first mortgage portfolio included $0.9 billion of loans with origination LTVs above 80% that have insurance through mortgage insurance companies at September 30, 2014, compared to $1.0 billion at June 30, 2014. At September 30, 2014, the residential first mortgage portfolio also had $0.7 billion of loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities (GSEs) for which Citi has limited exposure to credit losses, unchanged from June 30, 2014. At September 30, 2014, Citi’s home equity loan portfolio also included $0.2 billion of loans subject to LTSCs with GSEs, compared to $0.3 billion at June 30, 2014 for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of loan origination defects. Citi’s allowance for loan loss calculations takes into consideration the impact of the guarantees and commitments described above.
Citi does not offer option-adjustable rate mortgages/negative-amortizing mortgage products to its customers. As a result, option-adjustable rate mortgages/negative-amortizing mortgages represent an insignificant portion of total balances, since they were acquired only incidentally as part of prior portfolio and business purchases.
As of September 30, 2014, Citi’s North America residential first mortgage portfolio contained approximately $4.2 billion of adjustable rate mortgages that are currently required to make a payment consisting of only accrued interest for the payment period, or an interest-only payment, compared to $4.5 billion at June 30, 2014. This decline resulted primarily from repayments, conversions to amortizing loans and loans transferred to held-for-sale. Borrowers who are currently required to make an interest-only payment cannot select a lower payment that would negatively amortize the loan. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers who have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio, and have exhibited significantly lower 30+ delinquency rates as compared with residential first mortgages without this payment feature. As such, Citi does not believe the residential mortgage loans with this payment feature represent substantially higher risk in the portfolio.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Residential First Mortgages
The following charts detail the quarterly credit trends for Citigroup’s residential first mortgage portfolio in North America. As set forth in the tables below, approximately 52% of Citi’s residential first mortgage exposure arises from its portfolio in Citi Holdings, which includes residential first mortgages originated by both CitiMortgage as well as Citi’s legacy CitiFinancial North America business.

North America Residential First Mortgage - EOP Loans In billions of dollars

North America Residential First Mortgage - Net Credit Losses(1) In millions of dollars

Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp
$218
8
$218
5
$193
3
$156
7
$139
2
130
117
95
90
83
81
95
95
59
54
3Q'13
4Q'13 (2)
1Q'14
2Q'14 (3)
3Q'14

	3Q'13	4Q'13	1Q'14	2Q'14	3Q'14
Total NCL	1.1%	1.1%	1.0%	0.8%	0.8%
Citi Holdings CMI	0.8%	1.0%	1.1%	0.7%	0.7%
Citi Holdings CFNA	5.3%	5.0%	4.4%	4.2%	4.0%
Citi Holdings Total	1.7%	1.9%	1.8%	1.4%	1.4%
Citicorp	0.1%	0.1%	0.0%	0.1%	0.0%

S&P/Case Shiller Home Price Index [4]					
	13.3%	13.4%	12.4%	8.0%	6.7%[5]

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

(3)	2Q’14 excludes a recovery of approximately $58 million in CitiMortgage.

(4)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(5)	Year-over-year change as of July 2014.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars
Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

As set forth in the table above, residential first mortgages originated by CitiFinancial have a higher net credit loss rate, at approximately 4.0%, compared to a net credit loss rate of 0.7% for CitiMortgage, each as of quarter end. This is because CitiFinancial residential first mortgage borrowers tend to have higher LTVs and lower FICOs than CitiMortgage borrowers. In addition, CitiFinancial’s residential first mortgages have a significantly different geographic distribution, with different mortgage market conditions that tend to lag the overall improvements in the home price index (HPI).
Credit performance improvement moderated during the third quarter 2014. Net credit losses declined moderately in the CitiMortgage and CitiFinancial portfolios, driven by the continued improvement in credit, HPI and the economic environment. Delinquencies were largely unchanged from June 30, 2014, other than a decline attributed to approximately $640 million of delinquent CitiMortgage loans transferred to held-for-sale during the current quarter. The improvement in delinquencies since the third quarter of 2013 has largely been driven by asset (i.e., loan) sales and loan modifications. Credit performance from quarter-to-quarter could continue to be impacted by the volume of loan sales (or lack of significant sales), loan modifications, HPI, increasing foreclosure timelines as well as increases in interest rates.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of September 30, 2014 and June 30, 2014.

In billions of dollars	September 30, 2014					June 30, 2014
State (1)	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100%	Refreshed FICO
CA	$19.2	30%	0.7%	2%	744	$19.3	30%	1.0%	2%	741
NY/NJ/CT(3)(4)	12.6	20	2.1	2	739	12.2	19	2.6	3	737
FL(3)	3.0	5	3.3	15	697	3.0	5	4.3	18	692
IN/OH/MI(3)	2.8	4	3.0	12	667	2.9	5	4.2	18	663
IL(3)	2.7	4	2.8	8	712	2.7	4	3.4	14	709
AZ/NV	1.4	2	2.2	18	714	1.4	2	2.7	21	711
Other	21.5	35	3.4	5	679	22.4	35	4.1	7	675
Total	$63.2	100%	2.2%	5%	713	$63.9	100%	2.8%	6%	709

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

(4)	Increase in ENR was due to originations in Citicorp.
Foreclosures
A substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At September 30, 2014, Citi’s foreclosure inventory included approximately $0.6 billion, or 1.0%, of residential first mortgages (based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S.

government agencies and loans subject to LTSCs). Citi’s foreclosure inventory was largely unchanged from June 30, 2014 other than a decline attributed to approximately $145 million of CitiMortgage loans transferred to held-for-sale.
Citi’s foreclosure inventory continues to be impacted by the ongoing extensive state and regulatory requirements related to the foreclosure process, which continue to result in longer foreclosure timelines. Citi’s average timeframes to move a loan out of foreclosure are two to three times longer than historical norms, and continue to be even more pronounced in judicial states (i.e., states that require foreclosures to be processed via court approval), where Citi has a higher concentration of residential first mortgages in foreclosure. Active foreclosure units in process for over two years as a percentage of Citi’s total foreclosure inventory was approximately 25% as of September 30, 2014, compared to 28% as of June 30, 2014, with the sequential reduction due to the addition of new foreclosures to the total foreclosure inventory.
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
At September 30, 2014, Citi’s home equity loan portfolio of $29.0 billion included approximately $17.5 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or “reset,” compared to $18.1 billion at June 30, 2014. The following chart sets forth these Revolving HELOCs (based on certain FICO and combined loan-to-value (CLTV) characteristics of the portfolio) and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of September 30, 2014
Note: Totals may not sum due to rounding.

Approximately 8% of Citi’s total Revolving HELOCs portfolio had commenced amortization as of September 30, 2014, compared to an additional approximately 2% and 70% that will commence amortization during the remainder of 2014 and 2015-2017, respectively. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, typically at a variable rate, and principal that amortizes over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans.
While it is not certain what, if any, impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates the monthly loan payment for its Revolving HELOCs that reset during 2015-2017 could increase on average by approximately $360 or 165%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. In addition, of the Revolving HELOCs that will commence amortization during 2015-2017, approximately $1.5 billion, or 11%, of the loans have a CLTV greater than 100% as of September 30, 2014. The borrowers’ high loan-to-value positions could also limit Citi's ability to reduce or mitigate this risk as these loans begin to reset.
Based on the limited number of Revolving HELOCs that have begun amortization as of September 30, 2014, approximately 5.8% of the amortizing home equity loans were 30+ days past due, compared to 2.6% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 5.7% and 2.5%, respectively, as of June 30, 2014. However, these resets have generally occurred during a period of declining interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
Citi continues to monitor this reset risk closely, particularly as it approaches 2015, and Citi will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management continues to review and take additional actions to offset potential reset risk, such as establishment of a borrower outreach program to provide reset risk education, establishment of a reset risk mitigation unit and proactively contacting high risk borrowers. For further information on reset risk, see “Risk Factors-Business and Operational Risks” in Citi’s 2013 Annual Report on Form 10-K.

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

North America Home Equity Loans—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of September 30, 2014 and June 30, 2014.

In billions of dollars	September 30, 2014					June 30, 2014
State (1)	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO
CA	$7.6	28%	1.4%	10%	728	$7.8	28%	1.4%	12%	727
NY/NJ/CT(4)	6.8	25	2.4	11	721	7.0	25	2.3	14	719
FL(4)	1.9	7	2.2	35	707	1.9	7	2.2	38	706
IL(4)	1.1	4	1.5	33	716	1.2	4	1.3	42	715
IN/OH/MI(4)	0.9	3	1.5	34	688	0.9	3	1.5	48	688
AZ/NV	0.6	2	1.9	46	717	0.7	2	2.1	49	714
Other	8.5	31	1.7	17	702	8.7	31	1.7	23	701
Total	$27.4	100%	1.8%	17%	715	$28.2	100%	1.8%	21%	714

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

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
Citi has recorded a repurchase reserve for purposes of its potential representation and warranty repurchase liability resulting from its whole loan sales to the GSEs and, to a lesser extent private investors, which are made through Citi’s consumer business in CitiMortgage. The repurchase reserve was approximately $225 million and $281 million as of September 30, 2014 and June 30, 2014, respectively.
For additional information, see “Managing Global Risk—Citigroup Residential Mortgages—Representations and Warranties Repurchase Reserve” in Citi’s 2013 Annual Report on Form 10-K. See also Note 25 to the Consolidated Financial Statements.

Consumer Loan Details

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 30, 2014	September 30, 2014	June 30, 2014	September 30, 2013	September 30, 2014	June 30, 2014	September 30, 2013
Citicorp(3)(4)
Total	$299.1	$2,754	$2,805	$2,699	$2,949	$2,972	$3,215
Ratio		0.92%	0.93%	0.93%	0.99%	0.99%	1.10%
Retail banking
Total	$157.2	$990	$1,015	$872	$969	$1,032	$1,109
Ratio		0.63%	0.64%	0.59%	0.62%	0.66%	0.76%
North America	47.5	229	227	277	213	203	209
Ratio		0.49%	0.50%	0.66%	0.46%	0.45%	0.50%
EMEA	5.7	21	26	38	50	50	57
Ratio		0.37%	0.43%	0.69%	0.88%	0.83%	1.04%
Latin America	29.8	527	552	347	329	373	445
Ratio		1.77%	1.79%	1.20%	1.10%	1.21%	1.53%
Asia	74.2	213	210	210	377	406	398
Ratio		0.29%	0.28%	0.30%	0.51%	0.54%	0.57%
Cards
Total	$141.9	$1,764	$1,790	$1,827	$1,980	$1,940	$2,106
Ratio		1.24%	1.24%	1.26%	1.40%	1.35%	1.46%
North America—Citi-branded	66.5	559	583	628	566	540	650
Ratio		0.84%	0.87%	0.91%	0.85%	0.80%	0.94%
North America—Citi retail services	43.0	630	606	650	729	683	799
Ratio		1.47%	1.41%	1.51%	1.70%	1.58%	1.86%
EMEA	2.4	33	31	34	40	40	44
Ratio		1.38%	1.24%	1.42%	1.67%	1.60%	1.83%
Latin America	11.5	354	364	326	389	396	346
Ratio		3.08%	3.11%	2.76%	3.38%	3.38%	2.93%
Asia	18.5	188	206	189	256	281	267
Ratio		1.02%	1.07%	1.01%	1.38%	1.46%	1.43%
Citi Holdings(5)(6)
Total	$76.9	$2,104	$2,536	$2,969	$2,013	$2,260	$2,845
Ratio		2.93%	3.32%	3.42%	2.80%	2.96%	3.28%
International	2.0	11	66	177	35	86	184
Ratio		0.55%	2.13%	2.95%	1.75%	2.77%	3.07%
North America	74.9	2,093	2,470	2,792	1,978	2,174	2,661
Ratio		2.99%	3.37%	3.46%	2.83%	2.97%	3.30%
Other (7)	0.3
Total Citigroup	$376.3	$4,858	$5,341	$5,668	$4,962	$5,232	$6,060
Ratio		1.31%	1.41%	1.50%	1.34%	1.39%	1.61%

(1)	Total loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30-89 days past due are calculated based on end-of-period (EOP) loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30-89 days past due and related ratios for Citicorp North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $604 million ($1.1 billion), $668 million ($1.2 billion), and $733 million ($1.3 billion) at September 30, 2014, June 30, 2014 and September 30, 2013, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) were $126 million, $125 million, and $146 million, at September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

(5)
The 90+ days and 30-89 days past due and related ratios for Citi Holdings North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. entities. The amounts excluded for loans 90+ days past due (and EOP loans) for each period were $2.6 billion ($5.0 billion), $2.8 billion ($5.2 billion), and $3.4 billion ($6.5 billion) at September 30, 2014, June 30, 2014 and September 30, 2013, respectively. The amounts excluded for loans 30-89 days past due (EOP loans have the same adjustment as above) for each period were $0.7 billion, $0.7 billion, and $1.1 billion, at September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

(6)
The September 30, 2014, June 30, 2014 and September 30, 2013 loans 90+ days past due and 30-89 days past due and related ratios for North America exclude $15 million, $17 million and $1.0 billion, respectively, of loans that are carried at fair value.

(7)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	3Q14	3Q14	2Q14	3Q13
Citicorp
Total	$299.4	$1,738	$1,781	$1,730
Ratio		2.30%	2.39%	2.41%
Retail banking
Total	$157.7	$348	$340	$336
Ratio		0.88%	0.87%	0.91%
North America	46.9	34	35	38
Ratio		0.29%	0.31%	0.35%
EMEA	5.9	14	8	11
Ratio		0.94%	0.54%	0.81%
Latin America	30.0	222	222	209
Ratio		2.94%	2.91%	2.84%
Asia	74.9	78	75	78
Ratio		0.41%	0.40%	0.45%
Cards
Total	$141.7	$1,390	$1,441	$1,394
Ratio		3.89%	4.07%	3.99%
North America—Citi-branded	66.1	526	570	610
Ratio		3.16%	3.44%	3.54%
North America—Retail services	42.9	457	465	435
Ratio		4.23%	4.40%	4.57%
EMEA	2.4	11	12	10
Ratio		1.82%	2.01%	1.72%
Latin America	11.5	281	271	225
Ratio		9.69%	9.13%	7.70%
Asia	18.8	115	123	114
Ratio		2.43%	2.61%	2.46%
Citi Holdings
Total	$79.6	$375	$395	$602
Ratio		1.87%	1.83%	2.47%
International	2.5	6	39	46
Ratio		0.95%	2.79%	2.99%
North America	77.1	369	356	556
Ratio		1.90%	1.77%	2.43%
Other (3)	—	2	2	2
Total Citigroup	$379.0	$2,115	$2,178	$2,334
Ratio		2.21%	2.27%	2.42%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)	Represents NCLs on loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

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

Corporate Credit Portfolio
The following table represents the corporate credit portfolio (excluding private bank in ICG), before consideration of collateral or hedges, by remaining tenor at September 30, 2014 and December 31, 2013. The corporate credit portfolio includes loans and unfunded lending commitments in ICG and, to a much lesser extent, Citi Holdings, by Citi’s internal management hierarchy and is broken out by (i) direct outstandings, which include drawn loans, overdrafts, bankers’ acceptances and leases, and (ii) unfunded lending commitments, which include unused commitments to lend, letters of credit and financial guarantees.

	At September 30, 2014				At December 31, 2013
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings	$103	$80	$32	$215	$108	$80	$29	$217
Unfunded lending commitments	102	212	32	346	87	204	21	312
Total	$205	$292	$64	$561	$195	$284	$50	$529

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage of direct outstandings and unfunded lending commitments by region based on Citi’s internal management geography:

	September 30, 2014	December 31, 2013
North America	53%	51%
EMEA	26	27
Asia	14	14
Latin America	7	8
Total	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating at September 30, 2014 and December 31, 2013, as a percentage of the total corporate credit portfolio:

	Direct outstandings and unfunded lending commitments
	September 30, 2014	December 31, 2013
AAA/AA/A	47%	52%
BBB	32	30
BB/B	18	16
CCC or below	2	2
Unrated	1	—
Total	100%	100%

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

	Direct outstandings and unfunded lending commitments
	September 30, 2014	December 31, 2013
Transportation and industrial	21%	22%
Petroleum, energy, chemical and metal	21	20
Consumer retail and health	17	15
Banks/broker-dealers	10	10
Technology, media and telecom	8	10
Public sector	6	6
Insurance and special purpose entities	5	5
Real estate	5	5
Hedge funds	5	4
Other industries	2	3
Total	100%	100%

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
At September 30, 2014 and December 31, 2013, $27.4 billion and $27.2 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At September 30, 2014 and December 31, 2013, the credit protection was economically hedging underlying corporate credit portfolio with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2014	December 31, 2013
AAA/AA/A	27%	26%
BBB	38	36
BB/B	28	29
CCC or below	7	9
Total	100%	100%

At September 30, 2014 and December 31, 2013, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	September 30, 2014	December 31, 2013
Transportation and industrial	30%	31%
Petroleum, energy, chemical and metal	23	23
Technology, media and telecom	15	14
Consumer retail and health	11	9
Banks/broker-dealers	7	8
Insurance and special purpose entities	6	7
Public Sector	5	6
Other industries	3	2
Total	100%	100%

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
As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The goal of Citi’s asset/liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity after funding the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of high quality liquid assets (HQLA), as set forth in the table below.

High Quality Liquid Assets

	September 30, 2014
In billions of dollars	Parent	Significant Citibank Entities	Other Citibank and Banamex Entities	Total
Available cash	$27.3	$77.8	$8.5	$113.6
Unencumbered liquid securities	31.8	197.5	73.6	$302.9
Total	$59.1	$275.3	$82.1	$416.4

Note: All amounts in the table above are estimated based on the final U.S. Liquidity Coverage Ratio (LCR) rules (see “Risk Factors-Liquidity Risks” in Citi’s 2013 Annual Report on Form 10-K and “Liquidity Management, Measurement and Stress Testing” below). All amounts are as of period-end and may increase or decrease intra-period in the ordinary course of business.

As set forth in the table above, Citi’s HQLA under the final U.S. LCR rules as of September 30, 2014 was $416 billion. Prior to September 30, 2014, Citi reported its HQLA based on the Basel Committee on Banking Supervision’s final LCR rules. On this basis, Citi’s total HQLA was $435 billion as of June 30, 2014, and $410 billion at September 30, 2013. The decrease in Citi’s HQLA quarter-over-quarter was due to the impact of the final U.S. LCR rules, which excluded municipal securities, covered bonds and residential mortgage-backed securities from the definition of “high quality liquid assets” (see “Liquidity

Management, Measurement and Stress Testing” below). Year-over-year, the increase was driven by an increase in credit card securitizations and Federal Home Loan Banks (FHLB) advances, each in Citibank, N.A. (see “Long-Term Debt” below), and an increase in deposits, partially offset by the impact of the final U.S. LCR rules as described above.

The following table shows further detail of the composition of Citi's HQLA by type of asset as of September 30, 2014. For securities, the amounts represent the liquidity value that potentially could be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions.

In billions of dollars	Sept. 30, 2014
Available cash	$113.6
U.S. Treasuries	117.1
U.S. Agencies/Agency MBS	60.7
Foreign government(1)	121.6
Other investment grade	3.4
Total	$416.4

(1)
Foreign government includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government securities are held largely to support local liquidity requirements and Citi’s local franchises and principally included government bonds from Brazil, China, Hong Kong, Japan, Korea, Poland, Singapore and Taiwan.

As evident from the table above, as of September 30, 2014, more than 84% of Citi’s HQLA consisted of available cash, U.S. government securities and high quality foreign sovereign debt securities, with the remaining amounts consisting of U.S. agency securities, agency MBS and investment grade debt.
Citi’s HQLA as set forth above do not include additional potential liquidity in the form of Citigroup’s borrowing capacity from the various FHLB, which was approximately $22 billion as of September 30, 2014 (compared to $27 billion as of June 30, 2014) and is maintained by pledged collateral to all such banks. The HQLA shown above also do not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which capacity would be in addition to the resources noted above.
In general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of September 30, 2014, the amount available for lending to these entities under Section 23A was approximately $17 billion (unchanged from June 30, 2014), provided the funds are collateralized appropriately.

Deposits
Deposits are the primary and lowest cost funding source for Citi’s bank subsidiaries. The table below sets forth the end of period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Sept. 30, 2014	Jun. 30, 2014	Sept. 30, 2013
Global Consumer Banking
North America	$171.7	$170.6	$168.6
EMEA	13.0	13.8	12.5
Latin America	45.9	48.3	46.6
Asia	101.3	105.0	101.6
Total	$331.9	$337.7	$329.3
ICG
North America	$180.5	$182.5	$173.2
EMEA	179.8	185.1	181.1
Latin America	62.4	64.6	62.8
Asia	144.7	145.0	149.2
Total	$567.4	$577.2	$566.3
Corporate/Other	29.0	31.3	18.1
Total Citicorp	$928.3	$946.2	$913.7
Total Citi Holdings(1)	14.4	19.5	41.8
Total Citigroup Deposits (EOP)	$942.7	$965.7	$955.5
Total Citigroup Deposits (AVG)	$954.2	$959.5	$922.1

(1)
Included within Citi’s end-of-period deposit balance as of September 30, 2014 were approximately $13 billion of deposits related to Morgan Stanley Smith Barney (MSSB) customers that, as previously disclosed, will be transferred to Morgan Stanley by MSSB, with remaining balances transferred in the amount of approximately $5 billion per quarter through the end of the second quarter of 2015.

On a reported basis, end-of-period deposits decreased 1% year-over-year and 2% quarter-over-quarter, each primarily impacted by FX translation.
Excluding the impact of FX translation, deposits were relatively unchanged year-over-year as continued growth in Citicorp was offset by the ongoing reductions in Citi Holdings. Citicorp deposits increased 3% year-over-year driven by growth in both consumer and corporate deposits. GCB deposits increased 2% year-over-year, with growth in all four regions. ICG deposits increased 2% year-over-year, with 5% growth in treasury and trade solutions balances, offset by reductions in markets-related businesses which generally have lower LCR values. Corporate/Other deposits also increased year-over-year as Citi continued to issue tenored time deposits to further diversify its funding sources. Average deposits increased 4% year-over-year and were unchanged quarter-over-quarter, despite the ongoing transfer of MSSB deposits to Morgan Stanley.
Citi monitors its deposit base across multiple dimensions, including interest rate structure, what Citi refers to as “LCR value” (or the liquidity value of the deposit base under the LCR rules), and geography. With respect to interest rate structure, Citi monitors the balance between its fixed-rate higher-cost time deposits as compared to its interest-bearing and non-interest-bearing operating accounts. Regarding the LCR value of Citi’s deposits, under the final U.S. LCR rules, deposits are assigned liquidity values, based on expected behavior under stress, the type of deposit and the type of client. Generally, the final U.S. LCR rules prioritize operating accounts of consumers and corporations, while assigning lower liquidity values to non-operating balances of financial institutions. Finally, with respect to geography, as set forth in the table above, as of September 30, 2014, approximately 44% of Citi’s deposits were inside of the U.S., while approximately 56% were outside the U.S.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) continued to represent the most significant component of Citi’s funding for the parent entities and was a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multi-year maturity structure. The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.9 years as of September 30, 2014, which was relatively unchanged from the prior quarter. This term structure enables Citi to meet its business needs and maintain adequate liquidity.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Sept. 30, 2014	Jun. 30, 2014	Sept. 30, 2013
Parent	$155.9	$163.0	$168.6
Benchmark Debt:
Senior debt	96.3	97.8	100.4
Subordinated debt	24.2	28.1	28.0
Trust preferred	1.7	1.8	4.3
Customer-Related Debt:
Structured debt	22.3	22.5	22.0
Non-structured debt	6.4	8.0	9.2
Local Country and Other(1)(2)	5.0	4.8	4.7
Bank	$67.9	$64.0	$53.0
FHLB Borrowings	23.3	19.1	14.3
Securitizations(3)	38.2	38.1	30.3
Local Country and Other(2)	6.4	6.8	8.4
Total long-term debt	$223.8	$227.0	$221.6
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)	Includes securitizations of $2.0 billion for the third quarter of 2014, $0.9 billion for the second quarter of 2014, and $0.2 billion for the third quarter of 2013.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Of the bank securitizations at September 30, 2014, approximately $38.0 billion related to credit card securitizations (compared to $37.8 billion as of June 30, 2014).

Year-over-year, Citi’s total long-term debt outstanding increased modestly, as reductions at the parent company were more than offset by continued increases in the bank due to increased credit card securitizations and FHLB advances, given the lower-cost nature of these funding sources. Sequentially, Citi’s total long-term debt decreased at the parent company, partially offset by increases in securitizations and FHLB advances at the bank.
Parent company debt declined during the third quarter of 2014 due to the impact of FX translation as well as maturities and continued liability management, partly offset by issuance. As part of its liquidity and funding strategy, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the third quarter of 2014, Citi repurchased an aggregate of approximately $2.8 billion of its outstanding long-term debt, bringing year-to-date repurchases to approximately $8 billion.
Going forward, changes in Citi’s long-term debt outstanding will continue to reflect the funding needs of its businesses as well as the market and economic environment and any regulatory changes, such as prescribed levels of debt required to be maintained by Citi pursuant to regulatory requirements (for additional information, see “Risk Factors—Regulatory Risks” in Citi’s 2013 Annual Report on Form 10-K).

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q14		2Q14		3Q13
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent	$11.5	$9.8	$11.1	$10.0	$14.6	$10.4
Benchmark Debt:
Senior debt	4.2	5.0	4.7	5.6	8.6	5.7
Subordinated debt	4.0	0.7	1.0	1.0	—	2.4
Trust preferred	—	—	2.1	—	3.2	—
Customer-Related Debt:
Structured debt	2.1	2.7	2.2	2.2	1.9	2.0
Non-structured debt	0.9	0.1	0.3	0.4	0.9	0.3
Local Country and Other	0.3	1.3	0.8	0.8	—	—
Bank	$4.5	$9.0	$4.2	$8.7	$7.9	$12.4
FHLB borrowings	1.0	5.3	1.0	6.1	7.0	6.8
Securitizations	2.9	3.0	1.4	2.4	0.1	4.9
Local Country and Other	0.6	0.7	1.8	0.2	0.8	0.7
Total	$16.0	$18.8	$15.3	$18.7	$22.5	$22.8

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2014, as well as its aggregate expected annual long-term debt maturities as of September 30, 2014:

	Maturities YTD'14	Expected Long-Term Debt Maturities as of September 30, 2014
In billions of dollars		2014	2015	2016	2017	2018	2019	Thereafter	Total
Parent	$30.3	$5.7	$17.5	$21.9	$24.5	$13.0	$17.6	$55.7	$155.9
Benchmark Debt:
Senior debt	13.8	4.1	10.6	15.0	18.1	9.6	13.6	25.3	96.3
Subordinated debt	5.0	—	0.7	1.5	3.2	1.2	1.5	16.1	24.2
Trust preferred	2.1	—	—	—	—	—	—	1.7	1.7
Customer-Related Debt:
Structured debt	5.7	0.8	3.8	4.0	2.7	1.7	1.2	8.1	22.3
Non-structured debt	2.0	0.3	2.0	1.0	0.5	0.4	0.3	1.9	6.4
Local Country and Other	1.7	0.5	0.4	0.4	—	0.1	1.0	2.6	5.0
Bank	$10.6	$9.6	$13.0	$18.1	$13.0	$9.0	$1.5	$3.7	$67.9
FHLB borrowings	2.5	5.5	3.5	7.6	6.2	0.5	—	—	23.3
Securitizations	5.1	3.8	7.5	9.0	5.1	8.2	1.3	3.3	38.2
Local Country and Other	3.0	0.3	2.0	1.5	1.7	0.3	0.2	0.4	6.4
Total long-term debt	$40.9	$15.3	$30.5	$40.0	$37.5	$22.0	$19.1	$59.4	$223.8

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
Secured funding declined to $176 billion as of September 30, 2014, compared to $184 billion as of June 30, 2014 and $216 billion as of September 30, 2013, in each case driven by a reduction in client and market-driven trading activity, and as Citi has continued to reduce its reliance on secured funding at its broker-dealer subsidiaries.  Average balances for secured funding were approximately $182 billion for the quarter ended September 30, 2014, compared to $193 billion for the quarter ended June 30, 2014 and $225 billion for the quarter ended September 30, 2013.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund trading inventory.  To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid trading inventory was greater than 110 days as of September 30, 2014.
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

Commercial Paper
The following table sets forth Citi’s commercial paper outstanding for each of its parent and significant Citibank entities, respectively, for each of the periods indicated. Sequentially, commercial paper at the significant Citibank entities increased as Citi prepared for the final U.S. LCR rules.

In billions of dollars	Sept. 30, 2014	Jun. 30, 2014	Sept. 30, 2013
Commercial paper
Parent	$0.2	$0.2	$0.3
Significant Citibank entities	17.6	14.7	17.6
Total	$17.8	$14.9	$17.9

Other Short-Term Borrowings
At September 30, 2014, Citi’s other short-term borrowings, which included borrowings from the FHLB and other market participants, were approximately $47 billion, compared to $45 billion at June 30, 2014, and $41 billion at September 30, 2013.

Liquidity Management, Measurement and Stress Testing
For a discussion of Citi’s liquidity management, stress testing and certain of its other liquidity measures, see “Market Risk-Funding and Liquidity-Liquidity Management, Measurement and Stress Testing” in Citi’s 2013 Annual Report on Form 10-K.

Liquidity Measurement—Liquidity Coverage Ratio (LCR)
In addition to internal measures Citi has developed for a 30-day stress scenario, Citi also monitors its liquidity by reference to the LCR, as calculated pursuant to the final U.S LCR rules. Generally, the LCR is designed to ensure banks maintain an adequate level of unencumbered HQLA to meet liquidity needs under an acute 30-day stress scenario. The LCR is calculated by dividing HQLA by estimated net outflows over a stressed 30-day period, with the net outflows determined by applying assumed outflow factors, prescribed in the rules, to various categories of liabilities, such as deposits, unsecured and secured wholesale borrowings, unused commitments and derivatives-related exposures, partially offset by inflows from assets maturing within 30 days.
During the third quarter of 2014, the U.S. banking agencies adopted final rules with respect to the U.S. LCR. As previously disclosed, the final U.S. LCR rules are more stringent than the Basel Committee’s final LCR rules in several respects. The more material differences include:

•	a narrower definition of HQLA, particularly the exclusion of municipal securities, covered bonds and residential mortgage-backed securities as compared to the Basel Committee’s final LCR rules;

•
a requirement to calculate and hold additional liquidity against the highest individual day’s mismatch between contractual and certain non-defined maturity inflows and outflows (known as the “peak day” requirement); and

•	more stringent definitions regarding deposit classification related to the nature of the deposit balance or counterparty designation, which leads to higher runoff rates when compared to the final Basel Committee LCR rules.

The table below sets forth the components of Citi’s estimated LCR calculation and HQLA in excess of estimated net outflows as of September 30, 2014 based on the final U.S. LCR rules.

in billions of dollars	Sept. 30, 2014
High quality liquid assets	$416.4
Estimated net outflows	$374.5
Liquidity coverage ratio	111%
HQLA in excess of estimated net outflows	$42.0

As set forth in the table above, Citi’s LCR under the final U.S. LCR rules was 111% as of September 30, 2014. Under the final Basel Committee LCR rules, Citi’s LCR was 127% as of September 30, 2014 and 123% at June 30, 2014. As described under “High Quality Liquid Assets” above, the final U.S. LCR rules excluded certain assets from the calculation of HQLA. Additionally, estimated net outflows are higher under the final U.S. LCR rules, primarily due to the “peak day” outflow assumption and changes in deposit outflow classifications required by the final U.S. LCR rules. The impact of the final U.S. LCR rules was partially offset by continued improvements in Citi’s deposit quality.
Citi’s estimated LCR, as calculated under the final U.S. LCR rules, is a non-GAAP financial measure. Citi believes this measure provides useful information to investors and others by measuring Citi’s progress toward future regulatory liquidity standards. Citi’s estimated third quarter 2014 LCR and HQLA are based on its current interpretation and understanding of the final U.S. LCR rules and are subject to, among other things, Citi’s continued review and implementation of these rules and any further regulatory implementation guidance in the U.S.

Credit Ratings
Citigroup’s funding and liquidity, its funding capacity, ability to access capital markets and other sources of funds, the cost of these funds, and its ability to maintain certain deposits are partially dependent on its credit ratings. The table below indicates the ratings for Citigroup and Citibank, N.A. as of September 30, 2014. While not included in the table below, Citigroup Global Markets Inc. (CGMI) is rated A/A-1 by Standard & Poor’s and A/F1 by Fitch (see below) as of September 30, 2014.

Debt Ratings as of September 30, 2014

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A	F1	Stable
Moody’s Investors Service (Moody’s)	Baa2	P-2	Stable	A2	P-1	Stable
Standard & Poor’s (S&P)	A-	A-2	Negative	A	A-1	Stable

Recent Credit Rating Developments
On September 18, 2014, Standard & Poor's published revised global criteria for bank hybrid capital and nondeferrable subordinated debt based on its view of increased bail-in risk of these instruments due to evolving bank resolution regimes. As a result, on September 29, 2014, Citi’s trust preferred securities and preferred stock ratings were downgraded to “BB” from “BB+”. Citi’s subordinated debt ratings were not impacted.
On September 9, 2014, Moody’s released for comment a new bank rating methodology; formal comments are due in November with resolution currently expected in early 2015. The new methodology proposed a streamlined baseline credit assessment (with removal of the bank financial strength rating) and introduced a “loss given failure” assessment into the ratings.
On September 5, 2014, Fitch assigned long-term/short-term ratings of “A/F1” to CGMI. The ratings for CGMI and Citi are equalized, which reflects Fitch’s view that CGMI is core and integral to Citi’s business strategy and operations. As the regulatory landscape continues to evolve, Fitch is contemplating an industry-wide introduction of a ratings differential between U.S. bank holding companies and operating companies. Currently, Fitch equalizes holding company and operating company ratings, thereby reflecting what it views as the close correlation between default probabilities. Fitch believes that the potential implementation of the orderly liquidation authority, as part of the Dodd-Frank Act, may create greater-than-historical differentials in holding company and operating company credit risk profiles, and could warrant rating changes. Fitch indicated three potential outcomes: downgrades to holding company ratings; upgrades to operating company ratings; or, no rating changes.

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

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers
As of September 30, 2014, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.8 billion (compared to approximately $0.9 billion as of June 30, 2014). Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of September 30, 2014, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.’s funding and liquidity by approximately $1.7 billion (compared to $1.5 billion as of June 30, 2014), due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $2.5 billion (compared to $2.4 billion as of June 30, 2014) (see also Note 21 to the Consolidated Financial Statements). As set forth under “High Quality Liquid Assets” above, the liquidity resources of Citi’s parent entities were approximately $59 billion, and the liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities were approximately $357 billion, for a total of approximately $416 billion as of September 30, 2014. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank, N.A.—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.’s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of September 30, 2014, Citibank, N.A. had liquidity commitments of approximately $17.6 billion to consolidated asset-backed commercial paper conduits (compared to $14.7 billion as of June 30, 2014) (as referenced in Note 20 to the Consolidated Financial Statements).
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

Interest Rate Risk Measurement—IRE
Citi’s principal measure of risk to NIR is interest rate exposure (IRE). IRE measures the change in expected NIR in each currency resulting solely from unanticipated changes in forward interest rates.
Citi’s estimated IRE incorporates various assumptions including, among others, new business or changes in volumes, prepayment rates on loans, credit spreads, customer behavior, and the impact of pricing decisions. For example, in rising interest rate scenarios, portions of the deposit portfolio may be assumed to experience rate increases that are less than the change in market interest rates.  In declining interest rate scenarios, it is assumed that mortgage portfolios experience higher prepayment rates.  IRE generally assumes that businesses and/or Citi Treasury make no additional changes in pricing or balances in response to the unanticipated rate changes.

Interest Rate Risk Measurement—OCI at Risk
Citi measures the potential impacts of changes in interest rates on Citi’s net interest revenue and value of its Other Comprehensive Income (OCI), which can in turn impact Citi’s Common Equity Tier 1 Capital ratio. Given the current low rate environment, Citi believes it is positioned to benefit from an increase in the market level of interest rates, while limiting the impact of changes in OCI on its regulatory capital position.
OCI at risk is managed as part of the firm-wide interest rate risk position. OCI at risk considers potential changes in OCI (and the corresponding impact on the Common Equity Tier 1 Capital ratio) relative to Citi’s capital generation capacity.
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

Scenario Analysis and Stress Testing
Citi routinely estimates IRE and OCI at risk under a variety of interest rate scenarios, including the scenarios identified in this section, as well as scenarios intended to reflect prior interest rates changes in times of stress.
Citigroup also employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet; the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

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

The following table sets forth the estimated impact to Citi’s net interest revenue, OCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point increase in interest rates.

In millions of dollars (unless otherwise noted)	Sept. 30, 2014	Jun. 30, 2014	Sept. 30, 2013
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,159	$1,255	$1,197
All other currencies	713	681	569
Total	$1,872	$1,936	$1,766
As a % of average interest-earning assets	0.11%	0.11%	0.11%
Estimated initial impact to OCI (after-tax)(2)	$(3,621)	$(3,395)	$(2,462)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(41)	(38)	(35)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are economically managed in combination with marked-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(170) million for a 100 basis point instantaneous increase in interest rates as of September 30, 2014.

(2)	Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated initial OCI impact above.
The increase in the estimated impact to net interest revenue at September 30, 2014 from the prior-year period primarily reflected changes in Citi’s balance sheet composition, including the continued growth and seasoning of Citi’s deposit balances and increases in Citi’s capital base, net of Citi Treasury positioning. The change in the estimated impact to OCI and the Common Equity Tier 1 Capital ratio from the prior-year period primarily reflected changes in the composition of Citi Treasury’s investment and derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to OCI would be offset in shareholders’ equity over time through the combination of expected incremental net interest revenue and the expected recovery of the impact on OCI through accretion of Citi’s investment portfolio over a period of time. As of September 30, 2014, Citi expects that the negative $3.6 billion impact to OCI in such a scenario could potentially be offset over approximately 20 months.
Citi routinely evaluates multiple interest rate scenarios, including interest rate increases and decreases and steepening and flattening of the yield curve, to anticipate how net interest revenue and OCI might be impacted in different interest rate environments. The following table sets forth the estimated impact to Citi’s net interest revenue, OCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under four different changes in interest rates for the U.S. dollar and Citi’s other currencies. While Citi also monitors the impact of a parallel decrease in interest rates, a 100 basis point decrease in short-term interest rates is not meaningful, as it would imply negative interest rates in many of Citi’s markets.

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,159	$1,120	$85	$(109)
All other currencies	713	667	41	(41)
Total	$1,872	$1,787	$126	$(150)
Estimated initial impact to OCI (after-tax)(1)	$(3,621)	$(2,310)	$(1,483)	$1,224
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(41)	(25)	(17)	14
Note: Each scenario in the table above assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year are interpolated.

(1)	Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(2)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated OCI impact above.
As shown in the table above, the magnitude of the impact to Citi’s net interest revenue and OCI is greater under scenario 2 as compared to scenario 3. This is because the combination of changes to Citi’s investment portfolio, partially offset by changes related to Citi’s pension liabilities, results in a net position that is more sensitive to rates at shorter and intermediate term maturities.

Changes in Foreign Exchange Rates—Impacts on OCI and Capital
As of September 30, 2014, Citi estimates that a simultaneous
5% appreciation of the U.S. dollar against all of Citi’s other currencies could reduce Citi’s tangible common equity (TCE)
by approximately $1.4 billion, or 0.8% of TCE, as a result of changes to Citi’s foreign currency translation adjustment OCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican Peso, the Euro, the British pound sterling, the Australian dollar and the Korean Won.
Despite this decrease in TCE, Citi believes its business model and management of foreign currency translation exposure work to minimize the effect of changes in foreign exchange rates on its Common Equity Tier 1 Capital ratio. Specifically, as currency movements change the value of Citi’s net investments in foreign currency denominated capital, these movements also change the value of Citi’s risk-weighted assets denominated in those currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s Common Equity Tier 1 Capital ratio.
The effect of Citi’s business model and management strategies on changes in foreign exchange rates are shown in the table below. For additional information in the changes in OCI, see Note 18 to the Consolidated Financial Statements.

	For the quarter ended
In millions of dollars	Sept. 30, 2014	Jun. 30, 2014	Sept. 30, 2013
Change in FX spot rate(1)	(4.4)%	1.2%	1.3%
Change in TCE due to foreign currency translation, net of hedges	$(1,182)	$(170)	$383
As a % of Tangible Common Equity	(0.7)%	(0.1)%	0.2%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in foreign currency translation, net of hedges (bps)	3	(3)	(1)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Yields

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2014		2014		2013		3Q14 vs. 3Q13
Interest revenue(1)	$15,636		$15,682		$15,588		—%
Interest expense	3,325		3,615		3,952		(16)%
Net interest revenue(1)(2)(3)	$12,311		$12,067		$11,636		6%
Interest revenue—average rate	3.70%		3.73%		3.77%		(7)	bps
Interest expense—average rate	0.98		1.07		1.16		(18)	bps
Net interest margin	2.91%		2.87%		2.81%		10	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.52%		0.42%		0.37%		15	bps
10-year U.S. Treasury note—average rate	2.50		2.62		2.71		(21)	bps
10-year vs. two-year spread	198	bps	220	bps	234	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $121 million and $125 million for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

(3)	Interest revenue, expense, rates and volumes exclude Credicard (Discontinued operations) for all periods presented. See Note 2 to the Consolidated Financial Statements.

As set forth in the table above, Citi’s net interest revenue increased 6% from the prior-year period due to higher interest earning assets, including higher loan volumes, lower funding costs and an improvement in net interest margin (NIM).
NIM is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Citi’s NIM improved to 291 basis points in the third quarter of 2014, primarily reflecting lower cost of funds, including continued declines in the cost of deposits and long-term debt (see “Funding and Liquidity” above), partially offset by continued lower loan yields. Citi expects its NIM could decline slightly in the fourth quarter of 2014 due to the sale of the consumer operations in Greece and Spain which included higher-yielding consumer loans.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2014	2014	2013	2014	2014	2013	2014	2014	2013
Assets
Deposits with banks(5)	$159,432	$160,555	$151,533	$235	$250	$255	0.58%	0.62%	0.67%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	147,640	159,178	155,370	$256	$257	$260	0.69%	0.65%	0.66%
In offices outside the U.S.(5)	100,434	106,245	108,998	311	335	357	1.23%	1.26%	1.30%
Total	$248,074	$265,423	$264,368	$567	$592	$617	0.91%	0.89%	0.93%
Trading account assets(7)(8)
In U.S. offices	$116,659	$111,204	$124,762	$878	$804	$950	2.99%	2.90%	3.02%
In offices outside the U.S.(5)	121,183	123,015	121,493	637	683	575	2.09%	2.23%	1.88%
Total	$237,842	$234,219	$246,255	$1,515	$1,487	$1,525	2.53%	2.55%	2.46%
Investments
In U.S. offices
Taxable	$201,032	$190,622	$87,796	$868	$783	$665	1.71%	1.65%	3.01%
Exempt from U.S. income tax	12,771	18,072	99,511	158	173	198	4.91%	3.84%	0.79%
In offices outside the U.S.(5)	113,987	114,575	113,918	885	933	915	3.08%	3.27%	3.19%
Total	$327,790	$323,269	$301,225	$1,911	$1,889	$1,778	2.31%	2.34%	2.34%
Loans (net of unearned income)(9)
In U.S. offices	$360,917	$361,875	$354,537	$6,544	$6,475	$6,472	7.19%	7.18%	7.24%
In offices outside the U.S.(5)	298,185	303,196	290,917	4,649	4,892	4,838	6.19%	6.47%	6.60%
Total	$659,102	$665,071	$645,454	$11,193	$11,367	$11,310	6.74%	6.86%	6.95%
Other interest-earning assets(10)	$43,703	$39,088	$33,740	$215	$97	$103	1.95%	1.00%	1.21%
Total interest-earning assets	$1,675,943	$1,687,625	$1,642,575	$15,636	$15,682	$15,588	3.70%	3.73%	3.77%
Non-interest-earning assets(7)	$219,446	$215,443	$213,913
Total assets from discontinued operations	—	—	3,032
Total assets	$1,895,389	$1,903,068	$1,859,520

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $121 million and $125 million for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2014	2014	2013	2014	2014	2013	2014	2014	2013
Liabilities
Deposits
In U.S. offices(5)	$293,927	$293,480	$258,550	$329	$356	$404	0.44%	0.49%	0.62%
In offices outside the U.S.(6)	459,656	472,654	478,865	1,088	1,113	1,086	0.94%	0.94%	0.90%
Total	$753,583	$766,134	$737,415	$1,417	$1,469	$1,490	0.75%	0.77%	0.80%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$98,735	$99,617	$122,714	$136	$198	$139	0.55%	0.80%	0.45%
In offices outside the U.S.(6)	83,474	93,685	102,236	275	339	422	1.31%	1.45%	1.64%
Total	$182,209	$193,302	$224,950	$411	$537	$561	0.89%	1.11%	0.99%
Trading account liabilities(8)(9)
In U.S. offices	$31,773	$31,403	$24,079	$14	$23	$29	0.17%	0.29%	0.48%
In offices outside the U.S.(6)	43,629	50,927	47,212	24	25	17	0.22%	0.20%	0.14%
Total	$75,402	$82,330	$71,291	$38	$48	$46	0.20%	0.23%	0.26%
Short-term borrowings(10)
In U.S. offices	$80,829	$76,824	$81,992	$41	$52	$55	0.20%	0.27%	0.27%
In offices outside the U.S.(6)	44,164	38,336	34,183	100	110	95	0.90%	1.15%	1.10%
Total	$124,993	$115,160	$116,175	$141	$162	$150	0.45%	0.56%	0.51%
Long-term debt(11)
In U.S. offices	$196,972	$195,397	$187,591	$1,259	$1,323	$1,613	2.54%	2.72%	3.41%
In offices outside the U.S.(6)	7,028	8,671	9,847	59	76	92	3.33%	3.52%	3.71%
Total	$204,000	$204,068	$197,438	$1,318	$1,399	$1,705	2.56%	2.75%	3.43%
Total interest-bearing liabilities	$1,340,187	$1,360,994	$1,347,269	$3,325	$3,615	$3,952	0.98%	1.07%	1.16%
Demand deposits in U.S. offices	$25,209	$27,796	$24,815
Other non-interest-bearing liabilities(8)	315,871	301,148	287,826
Total liabilities from discontinued operations	—	—	—
Total liabilities	$1,681,267	$1,689,938	$1,659,910
Citigroup stockholders’ equity(12)	$212,513	$211,400	$197,722
Noncontrolling interest	1,609	1,730	1,888
Total equity(12)	$214,122	$213,130	$199,610
Total liabilities and stockholders’ equity	$1,895,389	$1,903,068	$1,859,520
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$957,803	$950,037	$921,835	$7,041	$6,640	$6,417	2.92%	2.80%	2.76%
In offices outside the U.S.(6)	718,140	737,588	720,740	5,270	5,427	5,219	2.91	2.95	2.87
Total	$1,675,943	$1,687,625	$1,642,575	$12,311	$12,067	$11,636	2.91%	2.87%	2.81%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $121 million and $125 million for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2014	2013	2014	2013	2014	2013
Assets
Deposits with banks(5)	$164,968	$135,412	$737	$763	0.60%	0.75%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$153,228	$159,293	$762	$866	0.66%	0.73%
In offices outside the U.S.(5)	103,002	111,434	991	1,141	1.29%	1.37%
Total	$256,230	$270,727	$1,753	$2,007	0.91%	0.99%
Trading account assets(7)(8)
In U.S. offices	$113,797	$128,845	$2,561	$2,851	3.01%	2.96%
In offices outside the U.S.(5)	121,695	129,302	1,960	2,043	2.15%	2.11%
Total	$235,492	$258,147	$4,521	$4,894	2.57%	2.53%
Investments
In U.S. offices
Taxable	$188,826	$147,911	$2,384	$2,027	1.69%	1.83%
Exempt from U.S. income tax	16,440	45,488	529	612	4.30%	1.80%
In offices outside the U.S.(5)	114,333	112,219	2,734	2,815	3.20%	3.35%
Total	$319,599	$305,618	$5,647	$5,454	2.36%	2.39%
Loans (net of unearned income)(9)
In U.S. offices	$361,750	$352,826	$19,507	$19,285	7.21%	7.31%
In offices outside the U.S.(5)	299,210	290,803	14,239	14,762	6.36%	6.79%
Total	$660,960	$643,629	$33,746	$34,047	6.83%	7.07%
Other interest-earning assets(10)	$38,894	$40,858	$392	$492	1.35%	1.61%
Total interest-earning assets	$1,676,143	$1,654,391	$46,796	$47,657	3.73%	3.85%
Non-interest-earning assets(7)	$219,754	$224,154
Total assets from discontinued operations	—	3,182
Total assets	$1,895,897	$1,881,727

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $121 million and $125 million ended September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

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

(9)	Includes cash-basis loans.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
In millions of dollars, except rates	2014	2013	2014	2013	2014	2013
Liabilities
Deposits
In U.S. offices(5)	$289,555	$258,222	$1,087	$1,348	0.50%	0.70%
In offices outside the U.S.(6)	470,658	478,856	3,248	3,401	0.92%	0.95%
Total	$760,213	$737,078	$4,335	$4,749	0.76%	0.86%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$100,643	$129,615	$490	$524	0.65%	0.54%
In offices outside the U.S.(6)	90,243	104,176	983	1,276	1.46%	1.64%
Total	$190,886	$233,791	$1,473	$1,800	1.03%	1.03%
Trading account liabilities(8)(9)
In U.S. offices	$30,280	$25,652	$58	$72	0.26%	0.38%
In offices outside the U.S.(6)	46,577	49,337	69	59	0.20%	0.16%
Total	$76,857	$74,989	$127	$131	0.22%	0.23%
Short-term borrowings(10)
In U.S. offices	$79,008	$76,323	$130	$144	0.22%	0.25%
In offices outside the U.S.(6)	39,311	35,915	310	317	1.05%	1.18%
Total	$118,319	$112,238	$440	$461	0.50%	0.55%
Long-term debt(11)
In U.S. offices	$193,970	$195,761	$3,942	$5,156	2.72%	3.52%
In offices outside the U.S.(6)	8,211	10,358	214	143	3.48%	1.85%
Total	$202,181	$206,119	$4,156	$5,299	2.75%	3.44%
Total interest-bearing liabilities	$1,348,456	$1,364,215	$10,531	$12,440	1.04%	1.22%
Demand deposits in U.S. offices	$26,978	$20,405
Other non-interest-bearing liabilities(8)	308,658	299,978
Total liabilities from discontinued operations	—	386
Total liabilities	$1,684,092	$1,684,984
Citigroup stockholders’ equity(12)	$210,066	$194,781
Noncontrolling interest	1,739	1,962
Total equity(12)	$211,805	$196,743
Total liabilities and stockholders’ equity	$1,895,897	$1,881,727
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$950,484	$921,081	$20,357	$18,840	2.86%	2.73%
In offices outside the U.S.(6)	725,659	733,310	15,908	16,377	2.93	2.99%
Total	$1,676,143	$1,654,391	$36,265	$35,217	2.89%	2.85%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $121 million and $125 million for the three months ended September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

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

(11)	Includes stockholders' equity from discontinued operations.

(12)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	3rd Qtr. 2014 vs. 2nd Qtr. 2014			3rd Qtr. 2014 vs. 3rd Qtr. 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(2)	$(13)	$(15)	$13	$(33)	$(20)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(19)	$18	$(1)	$(13)	$9	$(4)
In offices outside the U.S.(4)	(18)	(6)	(24)	(27)	(19)	(46)
Total	$(37)	$12	$(25)	$(40)	$(10)	$(50)
Trading account assets(5)
In U.S. offices	$40	$34	$74	$(61)	$(11)	$(72)
In offices outside the U.S.(4)	(10)	(36)	(46)	(1)	63	62
Total	$30	$(2)	$28	$(62)	$52	$(10)
Investments(1)
In U.S. offices	$24	$46	$70	$126	$37	$163
In offices outside the U.S.(4)	(5)	(43)	(48)	1	(31)	(30)
Total	$19	$3	$22	$127	$6	$133
Loans (net of unearned income)(6)
In U.S. offices	$(17)	$86	$69	$116	$(44)	$72
In offices outside the U.S.(4)	(80)	(163)	(243)	119	(308)	(189)
Total	$(97)	$(77)	$(174)	$235	$(352)	$(117)
Other interest-earning assets(7)	$13	$105	$118	$36	$76	$112
Total interest revenue	$(74)	$28	$(46)	$309	$(261)	$48

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Interest Revenue(1)(2)(3)

	3rd Qtr. 2014 vs. 2nd Qtr. 2014			3rd Qtr. 2014 vs. 3rd Qtr. 2013
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$1	$(28)	$(27)	$50	$(125)	$(75)
In offices outside the U.S.(4)	(31)	6	(25)	(44)	46	2
Total	$(30)	$(22)	$(52)	$6	$(79)	$(73)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(2)	$(60)	$(62)	$(30)	$27	$(3)
In offices outside the U.S.(4)	(35)	(29)	(64)	(70)	(77)	(147)
Total	$(37)	$(89)	$(126)	$(100)	$(50)	$(150)
Trading account liabilities(5)
In U.S. offices	$—	$(9)	$(9)	$7	$(22)	$(15)
In offices outside the U.S.(4)	(4)	3	(1)	(1)	8	7
Total	$(4)	$(6)	$(10)	$6	$(14)	$(8)
Short-term borrowings(6)
In U.S. offices	$3	$(14)	$(11)	$(1)	$(13)	$(14)
In offices outside the U.S.(4)	15	(25)	(10)	25	(20)	5
Total	$18	$(39)	$(21)	$24	$(33)	$(9)
Long-term debt
In U.S. offices	$11	$(75)	$(64)	$77	$(431)	$(354)
In offices outside the U.S.(4)	(14)	(3)	(17)	(24)	(9)	(33)
Total	$(3)	$(78)	$(81)	$53	$(440)	$(387)
Total interest expense	$(56)	$(234)	$(290)	$(11)	$(616)	$(627)
Net interest revenue	$(18)	$262	$244	$320	$355	$675

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Analysis of Changes in Interest Revenue, Interest Expense, and Net Interest Revenue(1)(2)(3)

	Nine Months 2014 vs. Nine Months 2013
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits at interest with banks(4)	$149	$(175)	$(26)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(32)	$(72)	$(104)
In offices outside the U.S.(4)	(83)	(67)	(150)
Total	$(115)	$(139)	$(254)
Trading account assets(5)
In U.S. offices	$(338)	$48	$(290)
In offices outside the U.S.(4)	(122)	39	(83)
Total	$(460)	$87	$(373)
Investments(1)			0
In U.S. offices	$166	$108	$274
In offices outside the U.S.(4)	52	(133)	(81)
Total	$218	$(25)	$193
Loans (net of unearned income)(6)
In U.S. offices	$483	$(261)	$222
In offices outside the U.S.(4)	418	(941)	(523)
Total	$901	$(1,202)	$(301)
Other interest-earning assets	$(23)	$(77)	$(100)
Total interest revenue	$670	$(1,531)	$(861)
Deposits (7)
In U.S. offices	$150	$(411)	$(261)
In offices outside the U.S.(4)	(58)	(95)	(153)
Total	$92	$(506)	$(414)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(130)	$96	$(34)
In offices outside the U.S.(4)	(160)	(133)	(293)
Total	$(290)	$(37)	$(327)
Trading account liabilities(5)
In U.S. offices	$11	$(25)	$(14)
In offices outside the U.S.(4)	(3)	13	10
Total	$8	$(12)	$(4)
Short-term borrowings
In U.S. offices	$5	$(19)	$(14)
In offices outside the U.S.(4)	28	(35)	(7)
Total	$33	$(54)	$(21)
Long-term debt
In U.S. offices	$(47)	$(1,167)	$(1,214)
In offices outside the U.S.(4)	(35)	106	71
Total	$(82)	$(1,061)	$(1,143)
Total interest expense	$(239)	$(1,670)	$(1,909)
Net interest revenue	$909	$139	$1,048

(1)	The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $766 million and $855 million for the nine months ended September 30, 2014 and 2013, respectively.

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
Citi uses a single, independently approved Monte Carlo simulation VAR model, which has been designed to capture material risk sensitivities (such as first- and second-order sensitivities of positions to changes in market prices) of various asset classes/risk types (such as interest rate, credit spread, foreign exchange, equity and commodity risks). Citi’s VAR includes positions which are measured at fair value; it does not include investment securities classified as available-for-sale or held-to-maturity. For information on these securities, see Note 13 to the Consolidated Financial Statements.
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of approximately 180,000 time series, with sensitivities updated daily, volatility parameters updated daily to weekly and correlation parameters updated monthly. The conservative features of the VAR calibration contribute an approximately 14% add-on to what would be a VAR estimated under the assumption of stable and perfectly normally distributed markets.
The sequential decline in Citi’s average Total Trading and Credit Portfolios VAR, as set forth in the table below, was primarily driven by standard and management-approved VAR model parameter updates which resulted in lower volatilities associated with the credit portfolio.

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2014	2014 Average	June 30, 2014	2014 Average	September 30, 2013	2013 Average
Interest rate	$79	$80	$81	$85	N/A	N/A
Credit spread	66	70	72	73	N/A	N/A
Covariance adjustment(1)	(37)	(41)	(41)	(43)	N/A	N/A
Fully diversified interest rate and credit spread	108	109	112	115	105	112
Foreign exchange	29	32	26	34	27	32
Equity	22	22	24	26	26	26
Commodity	14	15	13	15	11	13
Covariance adjustment(1)	(70)	(73)	(72)	(79)	(62)	(73)
Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$103	$105	$103	$111	$107	$110
Specific risk-only component(3)	$6	$9	$9	$12	$19	$16
Total Trading VAR—general market risk factors only (excluding credit portfolios)(2)	$97	$96	$94	$99	$88	$94
Incremental Impact of the Credit Portfolio(4)	24	16	$14	$24	$10	$7
Total Trading and Credit Portfolios VAR	$127	$121	$117	$135	$117	$117

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

(4)
The credit portfolio is composed of mark-to-market positions associated with non-trading business units including Citi Treasury, the CVA relating to derivative counterparties and all associated CVA hedges. FVA and DVA are not included. The credit portfolio also includes hedges to the loan portfolio, fair value option loans and hedges to the leveraged finance pipeline within capital markets origination within ICG.

The table below provides the range of market factor VARs associated with Citi’s Total Trading VAR, inclusive of specific risk, that was experienced during the following quarters:

	Third Quarter		Second Quarter		Third Quarter
	2014		2014		2013
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$52	$105	$65	$101	N/A	N/A
Credit spread	64	78	68	82	N/A	N/A
Fully diversified interest rate and credit spread	89	130	101	129	96	134
Foreign exchange	23	44	23	59	23	45
Equity	16	31	18	44	18	47
Commodity	11	21	11	20	8	24
Covariance adjustment(1)	N/A	N/A	N/A	N/A	N/A	N/A
Total Trading	84	124	96	139	93	128
Total Trading and Credit Portfolio	96	142	111	172	103	131

(1)	No covariance adjustment can be inferred from the above table as the High and Low for each market factor will be from different close of business dates.

The following table provides the VAR for ICG during the third quarter of 2014, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans, and hedges to the loan portfolio.

In millions of dollars	Sept. 30, 2014
Total—all market risk factors, including general and specific risk	$100
Average—during quarter	$102
High—during quarter	121
Low—during quarter	82

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
As of September 30, 2014, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months. Based on a 99% confidence level, Citi would expect two to three days in any one year where buy-and-hold losses exceeded the Regulatory VAR. Given the conservative calibration of Citi’s VAR model (as a result of taking the greater of short- and long-term volatilities and fat-tail scaling of volatilities), Citi would expect fewer exceptions under normal and stable market conditions. Periods of unstable market conditions could increase the number of back-testing exceptions.

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
The following table presents Citicorp’s principal emerging markets assets as of September 30, 2014. For purposes of the table below, loan amounts are generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. Trading account assets and investment securities are generally categorized below based on the domicile of the issuer of the security or the underlying reference entity.

	As of Jun. 30, 2014	As of September 30, 2014					GCB NCL Rate
In billions of dollars	Aggregate(1)	Aggregate(1)	Trading Account Assets(2)	Investment Securities(3)	ICG Loans(4)(5)	GCB Loans(4)	3Q'14	2Q'14
Mexico	$70.5	$67.6	$6.1	$21.3	$9.8	$30.4	4.9%	4.7%
Korea	42.1	39.0	(0.2)	11.3	3.8	24.1	0.9	0.9
Singapore	30.7	31.4	0.3	6.4	9.9	14.9	0.2	0.3
Brazil	29.4	27.4	3.2	4.7	15.4	3.9	5.5	5.5
Hong Kong	27.4	27.1	1.4	4.3	10.9	10.5	0.6	0.4
India	25.7	25.2	2.2	7.8	9.2	6.1	0.8	1.0
China	22.8	22.3	2.3	3.9	11.1	5.0	0.3	0.8
Taiwan	14.8	14.1	1.4	1.1	4.4	7.2	0.1	(0.1)
Poland	9.8	11.2	1.1	5.2	1.9	3.0	0.2	0.2
Malaysia	9.2	9.4	1.7	0.2	1.7	5.8	0.6	0.7
Russia(6)	8.9	8.8	0.7	0.8	5.8	1.6	2.8	2.4
Indonesia	7.3	7.1	0.7	0.9	4.2	1.3	2.2	2.3
Turkey(7)	5.7	5.4	0.4	1.6	2.7	0.7	(0.1)	(0.1)
Colombia	5.0	5.2	0.1	0.5	2.1	2.4	3.5	3.5
Thailand	4.9	4.9	0.6	1.3	1.0	2.0	2.6	2.2
UAE	4.3	4.3	(0.1)	—	2.9	1.5	2.6	1.9
Philippines	3.0	3.2	0.3	0.3	1.6	1.0	4.2	4.2
South Africa	2.8	3.0	0.4	0.5	2.1	—	—	—
Argentina(6)	2.7	2.7	0.2	0.1	1.5	1.0	1.0	0.7
Nigeria	2.4	2.7	0.2	0.5	1.9	—	—	—

Note: Aggregate may not cross foot due to rounding.

(1)	Aggregate of Trading account assets, Investment securities, ICG loans and GCB loans.

(2)	Trading account assets are shown on a net basis. Citi’s trading account assets will vary as it maintains inventory consistent with customer needs.

(3)	Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost.

(4)
Reflects funded loans, net of unearned income. In addition to the funded loans disclosed in the table above, through its ICG businesses, Citi had unfunded commitments to corporate customers in the emerging markets of approximately $34 billion as of September 30, 2014 (compared to $33 billion as of June 30, 2014); no country accounted for more than $4 billion of this amount.

(5)
As of September 30, 2014, non-accrual loans represented 0.6% of total ICG loans in the emerging markets. For the countries in the table above, non-accrual loan ratios as of September 30, 2014 ranged from 0.0% to 0.4%, other than in Hong Kong and Brazil. In Hong Kong, the non-accrual loan ratio was 1.5% as of September 30, 2014 (compared to 1.3% as of June 30, 2014), primarily reflecting the impact of one counterparty. In Brazil, the non-accrual loan ratio was 1.6% as of September 30, 2014 (compared to 0.3% as of June 30, 2014), primarily reflecting the impact of one counterparty.

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

Emerging Markets Trading Account Assets and Investment Securities
In the ordinary course of business, Citi holds securities in its trading accounts and investment accounts, including those above. Trading account assets are marked to market daily, with asset levels varying as Citi maintains inventory consistent with customer needs. Investment securities are recorded at either fair value or historical cost, based on the underlying accounting treatment, and are predominantly held as part of the local entity asset and liability management program, or to comply with local regulatory requirements. In the markets in the table above, 98% of Citi’s investment securities were related to sovereign issuers as of September 30, 2014.

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
As of September 30, 2014, GCB had approximately $128 billion of consumer loans outstanding to borrowers in the emerging markets, or approximately 43% of GCB’s total loans, relatively unchanged from June 30, 2014. Of the approximate $128 billion as of September 30, 2014, the five largest emerging markets—Mexico, Korea, Singapore, Hong Kong and Taiwan—comprised approximately 29% of GCB’s total loans.
Within the emerging markets, 29% of Citi’s GCB loans were mortgages, 26% were commercial markets loans, 24% were personal loans and 21% were credit cards loans, each as of September 30, 2014.
Overall consumer credit quality remained generally stable in the third quarter of 2014, as net credit losses in the emerging markets were 2.1% of average loans, compared to 2.0% in the second quarter of 2014, consistent with Citi’s target market strategy and risk appetite framework.

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
As of September 30, 2014, ICG had approximately $125 billion of loans outstanding to borrowers in the emerging markets, representing approximately 45% of ICG’s total loans outstanding, largely unchanged from June 30, 2014. No single emerging market country accounted for more than 6% of Citi’s ICG loans as of the end of the third quarter of 2014.
As of September 30, 2014, approximately 72% of Citi’s emerging markets corporate credit portfolio (excluding private bank in ICG), including loans and unfunded lending commitments, was rated investment grade, which Citi considers to be ratings of BBB or better according to Citi’s internal risk measurement system and methodology (for additional information on Citi’s internal risk measurement system for corporate credit, see “Corporate Credit Details” above). The vast majority of the remainder were rated BB or B according to Citi’s internal risk measurement system and methodology.
Overall ICG net credit losses in the emerging markets were 0.0% of average loans in third quarter of 2014, unchanged from the second quarter of 2014. The ratio of non-accrual ICG loans to total loans in the emerging markets remained stable at 0.6% as of September 30, 2014.

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

Argentina
As of September 30, 2014, Citi’s net investment in its Argentine operations was approximately $720 million, compared to $670 million as of June 30, 2014. As previously disclosed, Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina.
According to the official exchange rate, the Argentine peso devalued to 8.43 pesos to one U.S. dollar at September 30, 2014, compared to 8.13 Argentine pesos to one U.S. dollar at June 30, 2014. Based on the official exchange rate, Citi had cumulative translation losses recorded in stockholders’ equity related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.46 billion (pretax) as of September 30, 2014, compared to $1.43 billion at June 30, 2014.
At September 30, 2014, Citi’s total hedges against its net investment in Argentina were approximately $920 million, compared to $955 million at June 30, 2014. Of the amount at September 30, 2014, approximately $430 million were foreign currency forwards designated as net investment hedges under ASC 815, compared to $405 million at June 30, 2014. The remaining hedges of approximately $490 million at September 30, 2014, compared to $550 million as of June 30, 2014, were net U.S. dollar denominated assets and foreign currency futures that do not qualify for hedge accounting under ASC 815. The decline in the non-ASC 815 qualifying hedges during the current quarter was due in part to increased foreign currency limitations imposed by the Argentine government during the quarter. Moreover, in September 2014, Argentina’s central bank enacted new regulations which limit banks’ holdings of foreign currency, which could further limit Citi’s ability to hedge its currency risk by holding U.S. dollar assets in Citi Argentina.
Although Citi currently uses the Argentine peso as the functional currency for its operations in Argentina, an increase in inflation resulting in a cumulative three-year inflation rate of 100% or more would result in a change in the functional currency to the U.S. dollar. Citi bases its evaluation of the cumulative three-year inflation rate on the official inflation statistics published by INDEC, the Argentine government’s statistics agency. The cumulative three-year inflation rate as of September 30, 2014 based on INDEC was approximately 50% (compared to 47% as of June 30, 2014). The official inflation statistics are believed to be underestimated, however, and unofficial inflation statistics suggest the cumulative three-year inflation rate ranged from 109% to 119% as of September 30, 2014 (compared to a range of 108% to 115% as of June 30, 2014).
A change in the functional currency to the U.S. dollar would result in future devaluations of the Argentine peso being recorded in earnings for Citi’s Argentina’s peso denominated assets and liabilities.
As of September 30, 2014, Citi had total third-party assets of $3.8 billion in Citi Argentina, compared to $3.7 billion as of June 30, 2014, primarily consisting of cash, loans and securities. Included in the total assets were U.S.-dollar denominated third-party assets of approximately $520 million at September 30, 2014, compared to $640 million at June 30, 2014. (For additional information on Citi’s exposures related to Argentina, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Argentina, based on the methodology described in such section. As disclosed in such section, these assets totaled approximately $2.7 billion as of September 30, 2014. Approximately $200 million of such exposure is held on non-Argentinean Citi subsidiaries and thus is not included in the $3.8 billion amount set forth above, which pertains only to Citi Argentina, as disclosed.)
As widely reported, Argentina is currently engaged in litigation in the U.S. with certain “holdout” bond investors who did not accept restructured bonds in the restructuring of Argentine debt after Argentina defaulted on its sovereign obligations in 2001 (for additional information, see “Country and Cross-Border Risk - Cross-Border Risk - Argentina” in Citi’s Second Quarter of 2014 Form 10-Q). During the third quarter of 2014, Argentina’s June 30, 2014 interest payment on certain of the restructured bonds was not paid by the trustee as such payment would have violated U.S. court orders. As a result, Argentina has been deemed to be in technical default.
The ongoing economic and political situation in Argentina could negatively impact Citi’s results of operations, including revenues in its foreign exchange business and/or potentially increase its funding costs. It could also lead to further governmental intervention or regulatory restrictions on foreign investments in Argentina, including further devaluation of the Argentine peso, further limits to foreign currency holdings or hedging activities, or the potential redenomination of certain U.S. dollar assets and liabilities into Argentine pesos, which could be accompanied by a devaluation of the Argentine peso. As previously disclosed, U.S. regulators could also downgrade Argentina’s transfer risk rating, which could result in mandatory loan loss or other reserve requirements. As of September 30, 2014, Citi estimates that if such event were to occur, this could result in estimated losses of up to approximately $160 million.
Further, as previously disclosed and widely reported, Citi acts as a custodian in Argentina for certain of the restructured bonds that are part of the “holdout” bond litigation; specifically, U.S. dollar denominated restructured bonds governed by Argentina law and payable in Argentina. During the third quarter of 2014, the U.S. court overseeing the Argentina litigation ruled that Citi Argentina’s payment of interest on these bonds, as custodian, was covered by the court’s order and thus could not be made without violating the order prohibiting the payments. While the court granted a stay and permitted Citi Argentina to make the September 30, 2014 payments, future interest payments on these bonds could place Citi Argentina in violation of the court’s order, absent relief from the court. Conversely, Citi Argentina’s failure to pay future interest on these bonds could result in significant negative consequences to Citi’s franchise in Argentina, including sanctions, confiscation of assets, criminal charges, or even loss of licenses in Argentina, as well as expose Citi and Citi Argentina to litigation. The next interest payment on the bonds for which Citi Argentina serves as custodian is due December 31, 2014.

Venezuela
Since 2003, the Venezuelan government has implemented and operated restrictive foreign exchange controls. These exchange controls have limited Citi’s ability to obtain U.S. dollars in Venezuela at the official foreign currency rate; Citi has not been able to acquire U.S. dollars from the Venezuelan government since 2008.
As of September 30, 2014, the preferential foreign exchange rate offered by the National Center for Foreign Trade (CENCOEX) was fixed at 6.3 bolivars to one U.S. dollar (unchanged from June 30, 2014), the SICAD I rate was 12 bolivars to one U.S. dollar (compared to 10.6 bolivars to one U.S. dollar at June 30, 2014), and the SICAD II rate was 50 bolivars to one U.S. dollar (unchanged from June 30, 2014). As of and for the quarter ended September 30, 2014, Citi uses the SICAD I rate to remeasure its net bolivar-denominated monetary assets as the SICAD I rate is the only rate at which Citi is eligible to acquire U.S. dollars. Further changes in the SICAD I exchange rate, or a change to the SICAD II for purposes of the remeasurement of Citi’s net bolivar-denominated monetary assets, could result in foreign exchange gains or losses in the future.
At September 30, 2014, Citi’s net investment in its Venezuelan operations was approximately $160 million (compared to $175 million at June 30, 2014), which included net monetary assets denominated in Venezuelan bolivars of approximately $130 million (compared to $150 million at June 30, 2014). Total third-party assets of Citi Venezuela were approximately $900 million, unchanged from June 30, 2014, and were composed primarily of cash, loans and debt securities.

Russia
Russia's engagement in recent events in Ukraine has continued to be a cause of concern to investors in Russian assets and parties doing business in Russia or with Russian entities, including as a result of the potential risk of wider repercussions on the Russian economy and trade and investment as well as the imposition of additional sanctions, such as asset freezes, involving Russia or against Russian entities, business sectors, individuals or otherwise. The Russian ruble has depreciated 13% against the U.S. dollar from June 30, 2014 to September 30, 2014, and over the same period the MICEX Index of leading Russian stocks has decreased 4.4%.
Citi operates in Russia through a subsidiary of Citibank, N.A., which uses the Russian ruble as its functional currency. Citi's net investment in Russia was approximately $1.6 billion at September 30, 2014 compared to $1.8 billion at June 30, 2014. Substantially all of Citi’s net investment was hedged (subject to related tax adjustments) as of September 30, 2014, using forward foreign exchange contracts. Total third-party assets of the Russian Citibank subsidiary were approximately $7.4 billion as of September 30, 2014, compared to $7.7 billion at June 30, 2014. These assets were primarily composed of corporate and consumer loans, local government debt securities, and cash on deposit with the Central Bank of Russia. A significant majority of these third-party assets were funded with local deposit liabilities.
For additional information on Citi’s exposures related to Russia, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Russia, based on the methodology described in such section. As disclosed in such section, these assets totaled approximately $8.8 billion as of September 30, 2014. Approximately $3.3 billion of such exposure is held on non-Russian Citi subsidiaries and thus is not included in the $7.4 billion amount set forth above, which pertains only to the Russian Citibank subsidiary, as disclosed.
Citi continues to monitor the potential implications of any adverse developments relating to the Russian economy, business, trade or investment, and will attempt to mitigate its exposures and risks relating to Russia as appropriate.

Ukraine
There have been political changes, civil unrest and military action in Ukraine, contributing to significant economic uncertainty and volatility. Citi operates in Ukraine through a subsidiary of Citibank, N.A. and uses the U.S. dollar as the functional currency. As of September 30, 2014, Citi’s net investment in Ukraine was approximately $120 million, $20 million higher than at June 30, 2014. Substantially all of the net investment was hedged with a Ukraine sovereign bond indexed to foreign exchange rates which is subject to sovereign political risk. Total third-party assets of the Ukraine Citibank subsidiary were approximately $600 million as of September 30, 2014, $100 million higher from June 30, 2014, and were composed primarily of cash on deposit with the Central Bank of Ukraine, short-term local government debt securities and corporate loans. A significant majority of these third-party assets were funded with local deposit liabilities. Citi continues to closely monitor the political, economic and military situation in Ukraine, and will continue to take actions to attempt to mitigate its exposures to potential risk events.

FAIR VALUE ADJUSTMENTS FOR DERIVATIVES AND FAIR VALUE OPTION LIABILITIES
The following discussion relates to Citi’s fair valuation for derivatives and liabilities for which the fair value option (FVO) has been elected. See Notes 22 and 23 to the Consolidated Financial Statements for additional information on Citi’s derivative activities and FVO liabilities, respectively.

Fair Valuation Adjustments for Derivatives
The fair value adjustments applied by Citi to its derivative carrying values consist of the following items:

•	Liquidity adjustments are applied to items in Level 2 or
Level 3 of the fair-value hierarchy (see Note 22 to the
Consolidated Financial Statements for additional details) in an effort to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity adjustment is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity adjustment is adjusted to take into account the size of the position.

•
Credit valuation adjustments (CVA) and, effective in the third quarter of 2014, funding valuation adjustments (FVA), are applied to over-the-counter (OTC) derivative instruments in which the base valuation generally discounts expected cash flows using the relevant base interest rate curve for the currency of the derivative (e.g., LIBOR for uncollateralized U.S. dollar derivatives). As not all counterparties have the same credit risk as that implied by the relevant base curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and Citi’s own credit risk in the valuation. FVA reflects a market funding risk premium inherent in the uncollateralized portion of derivative portfolios, and in collateralized derivatives where the terms of the agreement do not permit the reuse of the collateral received.

Citi’s CVA methodology is composed of two steps. First, the credit exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point-in-time future cash flows that are subject to nonperformance risk, rather than using the current recognized net asset or liability as a basis to measure the CVA. Second, market-based views of default probabilities derived from observed credit spreads in the credit default swap
(CDS) market are applied to the expected future cash flows
determined in step one. Citi’s own-credit CVA is determined

using Citi-specific CDS spreads for the relevant tenor.
Generally, counterparty CVA is determined using CDS spread
indices for each credit rating and tenor. For certain identified netting sets where individual analysis is practicable
(e.g., exposures to counterparties with liquid CDSs),
counterparty-specific CDS spreads are used.
As referenced above, during the third quarter of 2014, Citi incorporated FVA into its fair value measurements due to what it believes to be an industry migration toward incorporating the market’s view of the funding risk premium in OTC derivatives. In connection with its implementation of FVA, Citigroup incurred a one-time pretax charge in the third quarter of 2014 of approximately $474 million, which was reflected in Principal transactions as a change in accounting estimate. Citi’s FVA methodology leverages the existing CVA methodology to estimate a funding exposure profile. The calculation of this exposure profile considers collateral agreements where the terms do not permit the firm to reuse the collateral received, including where counterparties post collateral to third party custodians.
The CVA and FVA are designed to incorporate a market view of the credit and funding risk, respectively, inherent in the derivative portfolio. However, most unsecured derivative instruments are negotiated bilateral contracts and are not commonly transferred to third parties. Derivative instruments are normally settled contractually or, if terminated early, are terminated at a value negotiated bilaterally between the counterparties. Thus, the CVA and FVA may not be realized upon a settlement or termination in the normal course of business. In addition, all or a portion of these adjustments may be reversed or otherwise adjusted in future periods in the event of changes in the credit or funding risk associated with the derivative instruments.
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments for the periods indicated:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2014	December 31, 2013
Counterparty CVA	$(1,498)	$(1,733)
Asset FVA	(480)	—
Citigroup (own-credit) CVA	555	651
Liability FVA	6	—
Total CVA—derivative instruments (1)	$(1,417)	$(1,082)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own FVO liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Counterparty CVA	$(24)	$(48)	$46	$175
Asset FVA	(480)	—	(480)	—
Own-credit CVA	15	(47)	(71)	(104)
Liability FVA	6	—	6	—
Total CVA—derivative instruments	$(483)	$(95)	$(499)	$71
DVA related to own FVO liabilities	$112	$(241)	$102	$(249)
Total CVA and DVA (1)	$(371)	$(336)	$(397)	$(178)

(1)	FVA is included with CVA for presentation purposes.

CREDIT DERIVATIVES
Citigroup makes markets in and trades a range of credit derivatives on behalf of clients and in connection with its risk management activities. For additional information on Citi’s credit derivatives and parameters, see “Credit Derivatives” in Citi’s 2013 Annual Report on Form 10-K and Note 21 to the Consolidated Financial Statements.
Citi monitors its counterparty credit risk in credit derivative contracts. As of September 30, 2014, approximately 97% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of September 30, 2014 and December 31, 2013:
September 30, 2014

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$23,873	$22,466	$653,487	$668,108
Broker-dealers	7,568	8,475	222,820	213,263
Non-financial	210	224	7,440	5,720
Insurance and other financial institutions	9,304	10,278	332,932	274,895
Total by industry/counterparty	$40,955	$41,443	$1,216,679	$1,161,986
By instrument
Credit default swaps and options	$40,656	$39,973	$1,195,756	$1,155,278
Total return swaps and other	299	1,470	20,923	6,708
Total by instrument	$40,955	$41,443	$1,216,679	$1,161,986
By rating
Investment grade	$16,559	$16,465	$903,015	$867,548
Non-investment grade	24,396	24,978	313,664	294,438
Total by rating	$40,955	$41,443	$1,216,679	$1,161,986
By maturity
Within 1 year	$3,038	$3,347	$273,173	$249,306
From 1 to 5 years	33,191	33,639	859,538	842,025
After 5 years	4,726	4,457	83,968	70,655
Total by maturity	$40,955	$41,443	$1,216,679	$1,161,986
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

(1)	The fair value amount receivable is comprised of $14,522 million under protection purchased and $26,433 million under protection sold.

(2)	The fair value amount payable is comprised of $28,172 million under protection purchased and $13,271 million under protection sold.

December 31, 2013

	Fair values		Notionals
In millions of dollars	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$24,992	$23,455	$739,646	$727,748
Broker-dealers	8,840	9,820	254,250	224,073
Non-financial	138	162	4,930	2,820
Insurance and other financial institutions	6,447	7,922	216,236	188,722
Total by industry/counterparty	$40,417	$41,359	$1,215,062	$1,143,363
By instrument
Credit default swaps and options	$40,233	$39,930	$1,201,716	$1,141,864
Total return swaps and other	184	1,429	13,346	1,499
Total by instrument	$40,417	$41,359	$1,215,062	$1,143,363
By rating
Investment grade	$17,150	$17,174	$812,918	$752,640
Non-investment grade	23,267	24,185	402,144	390,723
Total by rating	$40,417	$41,359	$1,215,062	$1,143,363
By maturity
Within 1 year	$2,901	$3,262	$254,305	$221,562
From 1 to 5 years	31,674	32,349	883,879	853,391
After 5 years	5,842	5,748	76,878	68,410
Total by maturity	$40,417	$41,359	$1,215,062	$1,143,363

(1)	The fair value amount receivable is comprised of $13,744 million under protection purchased and $26,673 million under protection sold.

(2)	The fair value amount payable is comprised of $28,723 million under protection purchased and $12,636 million under protection sold.

INCOME TAXES

Deferred Tax Assets
Deferred tax assets (DTAs) are recorded for the future tax consequences of events that have been recognized in the financial statements or tax returns, based upon enacted tax laws and rates. DTAs are recognized subject to management’s judgment that realization is more likely than not. For additional information, see “Risk Factors—Business and Operational Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Note 9 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K.
At September 30, 2014, Citigroup had recorded net DTAs of approximately $49.9 billion, a decrease of $0.7 billion from
June 30, 2014 and $2.9 billion from December 31, 2013. The sequential decrease in DTAs was driven primarily by the continued generation of U.S. taxable earnings in Citicorp.
Although realization is not assured, Citi believes that the realization of its recognized net DTAs at September 30, 2014 is more-likely-than-not based on expectations as to future taxable income in the jurisdictions in which the DTAs arise, and available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. Realization of the DTAs will continue to be driven by Citi’s ability to generate U.S. taxable earnings in the carry-forward period, as well as through actions that optimize Citi’s U.S. taxable earnings, and overall changes to Citi’s Accumulated other comprehensive income.
The following table summarizes Citi’s net DTAs balance at September 30, 2014 and December 31, 2013:

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2014	December 31, 2013
Total U.S.	$47.0	$49.3
Total foreign	2.9	3.5
Total (1)	$49.9	$52.8

(1)	Approximately $15.2 billion of the net DTAs was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of September 30, 2014.

Effective Tax Rate
Citi’s effective tax rate for the third quarter of 2014 was 41%, compared to an effective tax rate in the third quarter of 2013, excluding CVA/DVA and the tax benefit related to the resolution of certain tax audit items (see “Corporate/Other” above), of approximately 30% (CVA/DVA did not have a significant impact on Citi’s effective tax rate in the current quarter). The increase from the prior-year period was driven in part by a higher level of legal accruals expected to be non-deductible for tax purposes as compared to the prior-year period as well as higher tax expense related to the sale of the consumer operations in Greece and Spain.

Unrecognized Tax Benefits Update
It is reasonably possible that Citi may conclude the audit of certain of its state tax returns within the next 12 months. The gross uncertain tax positions at September 30, 2014 for the items that may be resolved are as much as $360 million with related interest of $135 million. Because of the number and nature of the issues remaining to be resolved, the potential tax benefit to continuing operations could be anywhere in a range between $0 and $320 million.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citibank, N.A. had during a portion of the reporting period one credit card account for the Iranian Mission to the United Nations located in the United States.  This was a commercial account used primarily for the purchase of gasoline.  The provision of certain services in the United States to the diplomatic mission of the Government of Iran is authorized by an OFAC General License; however, in October 2012, certain additional requirements were published.  With regard to these requirements, Citi applied and obtained from OFAC a specific license for this account, and OFAC also authorized Citi to operate the account during the pendency of the license application.  Prior to the date the license was issued, and during the third quarter of 2014, the aggregate value of the transactions for this account was approximately $1,000.00.  The transactions did not generate any revenue or net profit for Citi. The account was closed in September 2014.

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
Generally, forward-looking statements are not based on historical facts but instead represent Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would and could.
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

•
continued uncertainty arising from numerous aspects of the regulatory capital requirements applicable to Citi, including those resulting from Citi’s continued implementation of the final U.S. Basel III rules, including the revised final U.S. Supplementary Leverage ratio, as well as any potential additional requirements, such as risk-based capital surcharges for U.S. “globally systemically important banks” (G-SIBs), and the ongoing regulatory review and approval of Citi’s credit, market and operational risk models, and the potential impact these uncertainties could have on Citi’s total risk-weighted assets, leverage assets and ability to meet its capital requirements as it projects or as required;

•
the potential impact of U.S. and international derivatives regulation, including as a result of any requirement to post margin for non-cleared swaps, on Citi’s competitiveness, compliance costs and regulatory and reputational risks and results of operations;

•
ongoing implementation of proprietary trading restrictions under the “Volcker Rule” and similar international proposals and the potential impact of these reforms and regulatory guidance on Citi’s global market-making businesses, results of operations and compliance risks and costs, including as a result of the commencement of certain regulatory reporting during the third quarter of 2014;

•
the ongoing uncertainty and potential impact to Citi’s businesses, results of operations and capital and funding structure as a result of regulatory requirements in the U.S. and in non-U.S. jurisdictions to facilitate the future orderly resolution of large financial institutions, including Citi’s ability to revise its “living will” in order to meet regulatory requirements and/or implementation and maintenance of any minimum long-term debt requirements or “total loss absorbing capacity;”

•	additional regulations with respect to securitizations and the potential impact to Citi and its businesses, including with respect to any risk retention requirements;

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

•
risks arising from Citi’s extensive operations outside of the U.S., including in the emerging markets such as in Mexico, Argentina, Venezuela and the Middle East, including as a result of mandatory loan loss or other reserve requirements, foreign exchange controls, sovereign debt defaults, limitations on foreign investments, sociopolitical instability, fraud, nationalization or loss of licenses, sanctions, criminal charges, closure of branches or subsidiaries and confiscation of assets, as well as increased compliance and regulatory risks and costs;

•
the potential impact on Citi’s businesses, financial condition or results of operations, including cost of credit, arising from ongoing instability in Russia and Ukraine, including actions by Citi to mitigate its exposures or risks or the imposition of additional sanctions, such as asset freezes, involving Russia or against Russian entities, business sectors, individuals or otherwise;

•
ongoing economic and fiscal issues in the Eurozone and the potential outcomes that could occur, including the exit of one or more countries from the European Monetary Union and any resulting redenomination/revaluation, and the potential impact, directly or indirectly, on Citi’s businesses, results of operations or financial condition;

•
continued uncertainty arising from numerous aspects of the regulatory liquidity requirements applicable to Citi and the potential impact these requirements could have on Citi’s liquidity ratios, planning, management and funding, including as a result of Citi’s implementation of the final U.S. Liquidity Coverage Ratio;

•
the potential impact to Citi’s businesses, results of operations and capital and funding structure due to regulatory proposals or changes to address perceived short-term wholesale funding risks, including as a result of the Net Stable Funding Ratio or margin requirements applicable to securities financing transactions;

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

•
the potential impact on Citi’s businesses, business practices, reputation, financial condition or results of operations that could result from the extensive legal and regulatory proceedings, investigations and inquiries to which Citi is or may be subject, including those related to Citi’s contribution to, or trading in products linked to, various rates, currencies or benchmarks and its anti-money laundering programs and activities, including any fines, penalties, criminal actions or other potential resolutions or sanctions;

•
the potential impact to Citi’s delinquency rates, loan loss reserves and net credit losses as Citi’s revolving home equity lines of credit continue to “reset,” and Citi’s ability to reduce or mitigate this reset risk going forward, including as a result of increasing interest rates or loans with higher loan-to-value ratios;

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

•
the potential impact to Citi from continually evolving and increasing cybersecurity and other technological risks and attacks, including data breaches, account fraud, additional costs, reputational damage, loss of customers, regulatory penalties and financial losses;

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

•
Citi’s ability to successfully execute on its repositioning actions as well as its ongoing efficiency initiatives, including as a result of the strategic actions announced in the fourth quarter of 2014 to exit Citi’s consumer businesses in 11 markets plus its consumer finance business in Korea.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)    Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2014	2013	2014	2013
Revenues (1)
Interest revenue	$15,512	$15,463	$46,423	$47,263
Interest expense	3,325	3,952	10,531	12,440
Net interest revenue	$12,187	$11,511	$35,892	$34,823
Commissions and fees	$3,280	$3,061	$9,905	$9,789
Principal transactions	1,549	1,149	6,280	6,337
Administration and other fiduciary fees	1,029	968	3,067	3,119
Realized gains on sales of investments, net	136	63	348	764
Other-than-temporary impairment losses on investments
Gross impairment losses	(99)	(66)	(337)	(500)
Less: Impairments recognized in AOCI	8	27	8	38
Net impairment losses recognized in earnings	$(91)	$(39)	$(329)	$(462)
Insurance premiums	$530	$556	$1,613	$1,728
Other revenue	984	635	2,294	2,542
Total non-interest revenues	$7,417	$6,393	$23,178	$23,817
Total revenues, net of interest expense	$19,604	$17,904	$59,070	$58,640
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,575	$1,652	$4,947	$5,693
Policyholder benefits and claims	205	204	595	635
Provision (release) for unfunded lending commitments	(30)	103	(88)	114
Total provisions for credit losses and for benefits and claims	$1,750	$1,959	$5,454	$6,442
Operating expenses (1)
Compensation and benefits	$6,114	$5,828	$18,152	$18,238
Premises and equipment	804	763	2,428	2,369
Technology/communication	1,630	1,568	4,779	4,584
Advertising and marketing	442	458	1,360	1,387
Other operating	3,965	3,062	13,906	9,538
Total operating expenses	$12,955	$11,679	$40,625	$36,116
Income from continuing operations before income taxes	$4,899	$4,266	$12,991	$16,082
Provision for income taxes	1,985	1,080	5,873	4,777
Income from continuing operations	$2,914	$3,186	$7,118	$11,305
Discontinued operations
Income (loss) from discontinued operations	$(25)	$33	$12	$(19)
Gain on sale	—	6	—	62
Provision for income taxes	(9)	(53)	13	(46)
Income (loss) from discontinued operations, net of taxes	$(16)	$92	$(1)	$89
Net income before attribution of noncontrolling interests	$2,898	$3,278	$7,117	$11,394
Noncontrolling interests	59	51	154	177
Citigroup’s net income	$2,839	$3,227	$6,963	$11,217
Basic earnings per share(2)
Income from continuing operations	$0.89	$0.98	$2.14	$3.55
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	—	0.03
Net income	$0.88	$1.01	$2.14	$3.58
Weighted average common shares outstanding	3,029.5	3,034.3	3,033.5	3,038.4
Diluted earnings per share(2)

Income from continuing operations	$0.88	$0.98	$2.14	$3.55
Income (loss) from discontinued operations, net of taxes	(0.01)	0.03	—	0.03
Net income	$0.88	$1.00	$2.14	$3.57
Adjusted weighted average common shares outstanding	3,034.8	3,040.9	3,038.8	3,044.0

(1)	Certain prior period revenue and expense lines and totals were reclassified to conform to the current period’s presentation. See Note 3 to Notes to Consolidated Financial Statements.

(2)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Net income before attribution of noncontrolling interests	$2,898	$3,278	$7,117	$11,394
Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$(207)	$(8)	$1,227	$(1,906)
Net change in cash flow hedges, net of taxes	28	330	266	952
Benefit plans liability adjustment, net of taxes (1)	71	298	(106)	953
Net change in foreign currency translation adjustment, net of taxes and hedges	(1,721)	506	(2,230)	(1,901)
Citigroup’s total other comprehensive income (loss)	$(1,829)	$1,126	$(843)	$(1,902)
Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$3	$(3)	$9	$(29)
Net change in foreign currency translation adjustment, net of taxes	(58)	34	(66)	(15)
Total other comprehensive income (loss) attributable to noncontrolling interests	$(55)	$31	$(57)	$(44)
Total comprehensive income before attribution of noncontrolling interests	$1,014	$4,435	$6,217	$9,448
Total net income (loss) attributable to noncontrolling interests	59	51	154	177
Citigroup’s comprehensive income	$955	$4,384	$6,063	$9,271
(1)    Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans and amortization of amounts previously recognized in Other comprehensive income.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                         Citigroup Inc. and Subsidiaries

	September 30,
	2014	December 31,
In millions of dollars	(Unaudited)	2013
Assets
Cash and due from banks (including segregated cash and other deposits)	$35,976	$29,885
Deposits with banks	143,068	169,005
Federal funds sold and securities borrowed or purchased under agreements to resell (including $140,913 and $144,083 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	245,462	257,037
Brokerage receivables	39,298	25,674
Trading account assets (including $107,829 and $106,695 pledged to creditors at September 30, 2014 and December 31, 2013, respectively)	290,822	285,928
Investments (including $21,188 and $26,989 pledged to creditors at September 30, 2014 and December 31, 2013, respectively, and $302,182 and $291,216 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	333,047	308,980
Loans:
Consumer (including $45 and $957 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	376,318	393,831
Corporate (including $4,366 and $4,072 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	277,508	271,641
Loans, net of unearned income	$653,826	$665,472
Allowance for loan losses	(16,915)	(19,648)
Total loans, net	$636,911	$645,824
Goodwill	24,500	25,009
Intangible assets (other than MSRs)	4,525	5,056
Mortgage servicing rights (MSRs)	2,093	2,718
Other assets (including $8,254 and $7,123 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	127,147	125,266
Total assets	$1,882,849	$1,880,382

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

	September 30,
	2014	December 31,
In millions of dollars	(Unaudited)	2013
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$203	$362
Trading account assets	806	977
Investments	9,949	10,950
Loans, net of unearned income
Consumer (including $0 and $910 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	63,788	63,493
Corporate (including $2 and $14 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	31,033	31,919
Loans, net of unearned income	$94,821	$95,412
Allowance for loan losses	(2,942)	(3,502)
Total loans, net	$91,879	$91,910
Other assets	1,052	1,234
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$103,889	$105,433
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2014	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2013
Liabilities
Non-interest-bearing deposits in U.S. offices	$128,243	$128,399
Interest-bearing deposits in U.S. offices (including $978 and $988 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	285,604	284,164
Non-interest-bearing deposits in offices outside the U.S.	71,228	69,406
Interest-bearing deposits in offices outside the U.S. (including $813 and $689 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	457,580	486,304
Total deposits	$942,655	$968,273
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $44,638 and $54,147 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	175,732	203,512
Brokerage payables	59,428	53,707
Trading account liabilities	137,272	108,762
Short-term borrowings (including $1,454 and $3,692 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	64,838	58,944
Long-term debt (including $26,455 and $26,877 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	223,842	221,116
Other liabilities (including $2,725 and $2,011 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	65,191	59,935
Total liabilities	$1,668,958	$1,674,249
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 358,720 as of September 30, 2014 and 269,520 as of December 31, 2013, at aggregate liquidation value	$8,968	$6,738
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,082,034,822 as of September 30, 2014 and 3,062,098,976 as of December 31, 2013	31	31
Additional paid-in capital	107,839	107,193
Retained earnings	118,041	111,168
Treasury stock, at cost: September 30, 2014—52,546,590 shares and December 31, 2013—32,856,062 shares	(2,631)	(1,658)
Accumulated other comprehensive income (loss)	(19,976)	(19,133)
Total Citigroup stockholders’ equity	$212,272	$204,339
Noncontrolling interest	1,619	1,794
Total equity	$213,891	$206,133
Total liabilities and equity	$1,882,849	$1,880,382

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

	September 30,
	2014	December 31,
In millions of dollars	(Unaudited)	2013
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$21,705	$21,793
Long-term debt (including $2 and $909 as of September 30, 2014 and December 31, 2013, respectively, at fair value)	40,227	34,743
Other liabilities	953	999
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$62,885	$57,535
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)    Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2014	2013
Preferred stock at aggregate liquidation value
Balance, beginning of year	$6,738	$2,562
Issuance of new preferred stock	2,230	2,775
Redemption of preferred stock	—	$(94)
Balance, end of period	$8,968	$5,243
Common stock and additional paid-in capital
Balance, beginning of year	$107,224	$106,421
Employee benefit plans	656	684
Preferred stock issuance expense	(24)	(44)
Other	14	—
Balance, end of period	$107,870	$107,061
Retained earnings
Adjusted balance, beginning of period	$111,168	$97,809
Citigroup’s net income	6,963	11,217
Common dividends (1)	(91)	(91)
Preferred dividends	(352)	(123)
Tax benefit	353	—
Balance, end of period	$118,041	$108,812
Treasury stock, at cost
Balance, beginning of year	$(1,658)	$(847)
Employee benefit plans (2)	(121)	(6)
Treasury stock acquired (3)	(852)	(619)
Balance, end of period	$(2,631)	$(1,472)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(19,133)	$(16,896)
Net change in Citigroup’s Accumulated other comprehensive income (loss)	(843)	(1,902)
Balance, end of period	$(19,976)	$(18,798)
Total Citigroup common stockholders’ equity	$203,304	$195,603
Total Citigroup stockholders’ equity	$212,272	$200,846
Noncontrolling interests
Balance, beginning of year	$1,794	$1,948
Initial origination of a noncontrolling interest	—	6
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(2)
Transactions between Citigroup and the noncontrolling-interest shareholders	(80)	23
Net income attributable to noncontrolling-interest shareholders	154	177
Dividends paid to noncontrolling-interest shareholders	(91)	(63)
Net change in Accumulated other comprehensive income (loss)	(57)	(44)
Other	(101)	(152)
Net change in noncontrolling interests	$(175)	$(55)
Balance, end of period	$1,619	$1,893
Total equity	$213,891	$202,739

(1)	Common dividends declared were $0.01 per share in the first, second and third quarters of 2014 and 2013.

(2)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(3)	For the nine months ended September 30, 2014, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars	2014	2013
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$7,117	$11,394
Net income attributable to noncontrolling interests	154	177
Citigroup’s net income	$6,963	$11,217
Income (loss) from discontinued operations, net of taxes	(1)	54
Gain on sale, net of taxes	—	35
Income from continuing operations—excluding noncontrolling interests	$6,964	$11,128
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	2,673	3,055
Provision for credit losses	4,859	5,807
Realized gains from sales of investments	(348)	(764)
Net impairment losses recognized in earnings	331	462
Change in trading account assets	(4,894)	29,207
Change in trading account liabilities	28,510	6,499
Change in federal funds sold and securities borrowed or purchased under agreements to resell	11,575	(12,368)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(27,780)	5,151
Change in brokerage receivables net of brokerage payables	(7,903)	(2,507)
Change in loans held-for-sale	(1,989)	2,621
Change in other assets	22	14,747
Change in other liabilities	5,256	(4,466)
Other, net	867	737
Total adjustments	$11,179	$48,181
Net cash provided by operating activities of continuing operations	$18,143	$59,309
Cash flows from investing activities of continuing operations
Change in deposits with banks	$25,937	$(70,525)
Change in loans	(709)	(17,133)
Proceeds from sales and securitizations of loans	3,481	7,589
Purchases of investments	(196,943)	(170,666)
Proceeds from sales of investments	105,449	109,405
Proceeds from maturities of investments	66,759	64,657
Capital expenditures on premises and equipment and capitalized software	(2,474)	(2,349)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	460	455
Net cash provided by (used in) investing activities of continuing operations	$1,960	$(78,567)
Cash flows from financing activities of continuing operations
Dividends paid	$(443)	$(214)
Issuance of preferred stock	2,230	2,775
Redemption of preferred stock	—	(94)
Treasury stock acquired	(852)	(619)
Stock tendered for payment of withholding taxes	(505)	(451)
Issuance of long-term debt	48,046	41,765
Payments and redemptions of long-term debt	(40,943)	(51,164)
Change in deposits	(25,618)	24,900
Change in short-term borrowings	5,404	159
Net cash provided by (used in) investing activities of continuing operations	$(12,681)	$17,057
Effect of exchange rate changes on cash and cash equivalents	$(1,331)	$(1,432)

Discontinued operations
Net cash used in discontinued operations	$—	$(10)
Change in cash and due from banks	$6,091	$(3,643)
Cash and due from banks at beginning of period	29,885	36,453
Cash and due from banks at end of period	$35,976	$32,810
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$3,687	$3,253
Cash paid during the year for interest	9,771	10,519
Non-cash investing activities
Change in loans due to consolidation/deconsolidation of VIEs	$(374)	$6,718
Transfers to loans held-for-sale from loans	10,700	14,200
Transfers to OREO and other repossessed assets	220	229
Non-cash financing activities
Increase in short-term borrowings due to consolidation of VIEs	$500	$6,718
Decrease in long-term debt due to deconsolidation of VIEs	(864)	—
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 and 2013 include the accounts of Citigroup Inc. (Citigroup) and its consolidated subsidiaries (collectively, the Company, Citi or Citigroup). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the U. S. Securities and Exchange Commission (SEC) on March 3, 2014, including the historical audited consolidated financial statements of Citigroup reflecting certain realignments and reclassifications set forth in Citigroup’s Form 8-K filed with the SEC on June 13, 2014 (2013 Annual Report on Form 10-K), and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 filed with the SEC on May 2, 2014 (First Quarter of 2014 Form 10-Q) and August 1, 2014 (Second Quarter of 2014 Form 10-Q).
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

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with GAAP. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20% owned companies is recognized when dividends are received. As discussed in more detail in Note 20 to the Consolidated Financial Statements, Citigroup consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings and other investments are included in Other revenue.

Citibank, N.A.
Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank’s principal offerings include: consumer finance, mortgage lending and retail banking products and services; investment banking, commercial banking, cash management, trade finance; private banking products and services.

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

ACCOUNTING CHANGES

Accounting for Share-Based Payments with Performance Targets
In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The ASU prescribes the accounting to be applied to share-based awards that contain performance targets, the outcome of which will only be confirmed after the employee’s service period associated with the award has ended. Citi elected to adopt this ASU from the third quarter of 2014. The impact of adopting the ASU was not material.

Discontinued Operations and Significant Disposals
The FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 810) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures. Under the ASU, only disposals representing a strategic shift having a major effect on an entity’s operations and financial results, such as a disposal of a major geographic area, a major line of business or a major equity method investment, may be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations.
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
The ASU became effective for Citi on January 1, 2014. There was no impact from the adoption of this ASU. As of September 30, 2014, Citi had approximately $3.4 billion of assets held by consolidated investment companies which are accounted for in accordance with the Investment Company Audit Guide (codified in Accounting Standards Codification (ASC) 946).

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
This ASU became effective for Citi on January 1, 2014 and was applied on a prospective basis. The accounting prescribed in this ASU is consistent with Citi’s prior practice and, as a result, adoption did not result in any impact to Citi.

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
This ASU became effective for Citi on January 1, 2014 and was applied on a prospective basis to all unrecognized tax benefits that existed at the effective date. The impact of adopting this ASU was not material to Citi.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Investments in Tax Credit Partnerships
In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which is effective for Citi for interim and annual reporting periods beginning after December 15, 2014. Any transition adjustment would be reflected as an adjustment to retained earnings in the earliest period presented (retrospective application).
The ASU will be applicable to Citi’s portfolio of low income housing tax credit (LIHTC) partnership interests. The new standard widens the scope of investments eligible to elect to apply a new alternative method, the proportional amortization method, under which the cost of the investment is amortized to tax expense in proportion to the amount of tax credits and other tax benefits received. Citi anticipates that it will qualify to elect the proportional amortization method under the ASU for its entire LIHTC portfolio. These investments are currently accounted for under the equity method, which results in losses (due to amortization of the investment) being recognized in Other revenue and tax credits and benefits being recognized in the Income tax expense line. In contrast, the proportional amortization method combines the amortization of the investment and receipt of the tax credits/benefits into one line, Income tax expense.
The adoption of this ASU is estimated to reduce Retained earnings by approximately $350 million, reduce Other assets by approximately $220 million, and reduce deferred tax assets by approximately $130 million. Early adoption of this new standard is permitted.

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB issued ASU No. 2014-14, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The ASU will be effective for interim and annual periods beginning after December 15, 2014 and is not expected to have a material effect on the Company.

Measuring the Financial Assets and Liabilities of a Consolidated Collateralized Financial Entity
In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides two alternative methods for measuring the fair value of a consolidated Collateralized Financing Entity’s (CFE) financial assets and financial liabilities. This election is made separately for each CFE subject to the scope of the ASU. The first method requires the fair value of the financial assets and liabilities to be measured using the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, with any differences between the fair value of the financial assets and financial liabilities being attributed to the CFE and reflected in earnings in the consolidated statement of income. The alternative method requires measuring both the financial assets and financial liabilities using the more observable of the fair value of the assets or liabilities. The alternative method would also take into consideration the carrying value of any beneficial interests of the CFE held by the parent, including those representing compensation for services, and the carrying value of any nonfinancial assets held temporarily. The ASU will be effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material effect on the Company.

Accounting for Financial Instruments—Credit Losses
In December 2012, the FASB issued a proposed ASU, Financial Instruments-Credit Losses. This proposed ASU, or exposure draft, was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB and does not constitute accounting guidance until a final ASU is issued.
The exposure draft contains proposed guidance developed by the FASB with the goal of improving financial reporting about expected credit losses on loans, securities and other financial assets held by banks, financial institutions and other public and private organizations. The exposure draft proposes a new accounting model intended to require earlier recognition of credit losses, while also providing additional transparency about credit risk.

The FASB’s proposed model would utilize a single “expected credit loss” measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. For securities where fair value is less than cost, impairment would be recognized in the allowance for credit losses and adjusted each quarter for changes in credit. This would replace the multiple existing impairment models in GAAP, which generally require that a loss be “incurred” before it is recognized.
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

Sale of Brazil Credicard Business
On December 20, 2013, Citi sold its non-Citibank-branded cards and consumer finance business in Brazil (Credicard) for approximately $1.24 billion.  The sale resulted in a pretax gain of $206 million ($325 million after-tax). In the third quarter of 2014, resolution of certain contingencies related to the disposal are reported as Income (loss) from discontinued operations. Credicard is reported as Discontinued operations for all periods presented.

Summarized financial information for Discontinued operations for Credicard follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Total revenues, net of interest expense(1)	$1	$223	$70	$738
Income (loss) from discontinued operations	$(4)	$36	$65	$143
Provision (benefit) for income taxes	(1)	12	12	49
Income (loss) from discontinued operations, net of taxes	$(3)	$24	$53	$94

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

	Nine Months Ended September 30,
In millions of dollars	2014	2013
Cash flows from operating activities	$—	$197
Cash flows from investing activities	—	(207)
Cash flows from financing activities	—	—
Net cash provided by discontinued operations	$—	$(10)

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

Summarized financial information for Discontinued operations for the operations related to CCA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Total revenues, net of interest expense(1)	$—	$8	$—	73
Income (loss) from discontinued operations	$(4)	$(21)	$(8)	(152)
Gain on sale	—	6	—	62
Provision (benefit) for income taxes	(1)	(5)	(3)	(28)
Income (loss) from discontinued operations, net of taxes	$(3)	$(10)	$(5)	(62)

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

	Nine Months Ended September 30,
In millions of dollars	2014	2013
Cash flows from operating activities	$—	$(43)
Cash flows from investing activities	—	—
Cash flows from financing activities	—	43
Net cash provided by discontinued operations	$—	$—

Sale of Egg Banking plc Credit Card Business
In April 2011, Citi completed the sale of the Egg Banking plc (Egg) credit card business.

Summarized financial information for Discontinued operations for the operations related to Egg follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Total revenues, net of interest expense(1)	$1	$—	$5	$—
Income (loss) from discontinued operations	$(17)	$(9)	$(45)	$(37)
Provision (benefit) for income taxes	(7)	(3)	(16)	(13)
Income (loss) from discontinued operations, net of taxes	$(10)	$(6)	$(29)	$(24)

(1)	Total revenues include gain or loss on sale, if applicable.

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

Combined Results for Discontinued Operations
The following is summarized financial information for Credicard, CCA, Egg and previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Total revenues, net of interest expense(1)	$2	$231	$75	$811
Income (loss) from discontinued operations	$(25)	$33	$12	$(19)
Gain on sale	—	6	—	62
Provision (benefit) for income taxes	(9)	(53)	13	(46)
Income (loss) from discontinued operations, net of taxes	$(16)	$92	$(1)	$89

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

	Nine Months Ended September 30,
In millions of dollars	2014	2013
Cash flows used in operating activities	$—	$154
Cash flows from investing activities	—	(207)
Cash flows from financing activities	—	43
Net cash provided by discontinued operations	$—	$(10)

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

Sale of Spain Consumer Operations
On September 22, 2014, Citi sold its consumer operations in Spain, which was part of Citi Holdings, including $1.7 billion of consumer loans (net of allowance), $3.4 billion of assets under management, $2.2 billion of customer deposits, 45 branches, 48 ATMs and 938 employees, with the buyer assuming the related current pension commitments at closing. The transaction generated a pretax gain on sale of $243 million ($131 million after-tax).
Income before taxes for the period in which the individually significant component was classified as held for sale and for all prior periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Income before taxes	$340	$14	$373	$39
Sale of Greece Consumer Operations
On September 30, 2014, Citi sold its consumer operations in Greece, which was part of Citi Holdings, including $353 million of consumer loans (net of allowance), $1.1 billion of assets under management, $1.2 billion of customer deposits, 20 branches, 85 ATMs and 719 employees, with the buyer assuming certain limited pension obligations related to Diners’ Club’s employees at closing. The transaction generated a pretax gain on sale of $209 million ($91 million after-tax).
Income before taxes for the period in which the individually significant component was classified as held for sale and for all prior periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Income before taxes	$173	$(9)	$133	$(143)

3. BUSINESS SEGMENTS
Citigroup is a diversified bank holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. The Company’s activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Corporate/Other and Citi Holdings business segments.
The GCB segment includes a global, full-service consumer franchise delivering a wide array of banking, credit card lending and investment services through a network of local branches, offices and electronic delivery systems and is composed of four GCB businesses: North America, EMEA, Latin America and Asia.
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
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)		Provision (benefits) for income taxes		Income (loss) from continuing operations (2)		Identifiable assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions	2014	2013	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Global Consumer Banking	$9,637	$9,232	$1,004	$797	$1,937	$1,535	$401	$405
Institutional Clients Group	8,371	7,372	1,019	605	2,333	1,740	1,047	1,045
Corporate/Other	8	42	(136)	(184)	(1,598)	20	332	313
Total Citicorp	$18,016	$16,646	$1,887	$1,218	$2,672	$3,295	$1,780	$1,763
Citi Holdings	1,588	1,258	98	(138)	242	(109)	103	117
Total	$19,604	$17,904	$1,985	$1,080	$2,914	$3,186	$1,883	$1,880

	Revenues, net of interest expense (1)		Provision (benefits) for income taxes		Income (loss) from continuing operations (2)
	Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013	2014	2013
Global Consumer Banking	$28,311	$28,696	$2,578	$2,687	$5,269	$5,222
Institutional Clients Group	26,068	26,523	3,389	3,430	7,860	7,946
Corporate/Other	184	162	(146)	(304)	(2,488)	(374)
Total Citicorp	$54,563	$55,381	$5,821	$5,813	$10,641	$12,794
Citi Holdings	4,507	3,259	52	(1,036)	(3,523)	(1,489)
Total	$59,070	$58,640	$5,873	$4,777	$7,118	$11,305

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $8.1 billion and $7.1 billion; in EMEA of $2.6 billion and $2.5 billion; in Latin America of $3.4 billion and $3.4 billion; and in Asia of $3.9 billion and $3.6 billion for the three months ended September 30, 2014 and 2013, respectively. Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $24.5 billion and $24.1 billion; in EMEA of $8.5 billion and $9.1 billion; in Latin America of $10.2 billion and $10.5 billion; and in Asia of $11.2 billion and $11.5 billion for the nine months ended September 30, 2014 and 2013, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.4 billion and $1.7 billion; in the ICG results of $(21) million and $139 million; and in Citi Holdings results of $0.4 billion and $0.1 billion for the three months ended September 30, 2014 and 2013, respectively.     Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $4.5 billion and $5.0 billion; in the ICG results of $(106) million and $174 million; and in Citi Holdings results of $1.0 billion and $1.3 billion for the nine months ended September 30, 2014 and 2013, respectively.

4.  INTEREST REVENUE AND EXPENSE
For the three and nine months ended September 30, 2014 and 2013, Interest revenue and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Interest revenue
Loan interest, including fees	$11,187	$11,308	$33,729	$34,033
Deposits with banks	235	255	737	763
Federal funds sold and securities borrowed or purchased under agreements to resell	567	617	1,753	2,007
Investments, including dividends	1,824	1,689	5,388	5,178
Trading account assets(1)	1,484	1,491	4,424	4,790
Other interest	215	103	392	492
Total interest revenue	$15,512	$15,463	$46,423	$47,263
Interest expense
Deposits(2)	$1,417	$1,490	$4,335	$4,749
Federal funds purchased and securities loaned or sold under agreements to repurchase	411	561	1,473	1,800
Trading account liabilities(1)	38	46	127	131
Short-term borrowings	141	150	440	461
Long-term debt	1,318	1,705	4,156	5,299
Total interest expense	$3,325	$3,952	$10,531	$12,440
Net interest revenue	$12,187	$11,511	$35,892	$34,823
Provision for loan losses	1,575	1,652	4,947	5,693
Net interest revenue after provision for loan losses	$10,612	$9,859	$30,945	$29,130

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $234 million and $267 million for the three months ended September 30, 2014 and 2013, respectively, and $766 million and $855 million for the nine months ended September 30, 2014 and 2013, respectively.

5.  COMMISSIONS AND FEES
The primary components of Commissions and fees revenue for the three and nine months ended September 30, 2014 and 2013 were investment banking fees, credit card and bank card fees, trading-related fees and fees related to treasury and trade solutions and securities services in ICG.
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

The following table presents Commissions and fees revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Investment banking	$931	$715	$2,848	$2,483
Credit cards and bank cards	570	606	1,698	1,862
Trading-related	664	609	2,010	1,981
Trade and securities services	469	462	1,396	1,381
Other Consumer(1)	237	208	679	666
Checking-related	138	132	408	410
Corporate finance(2)	113	124	389	415
Loan servicing	93	136	279	388
Other	65	69	198	203
Total commissions and fees	$3,280	$3,061	$9,905	$9,789

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the

Consolidated Financial Statements for information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments on derivatives), FVA (funding valuation adjustments) on derivatives and DVA (debt valuation adjustments on issued liabilities for which the fair value option has been elected).
The following table presents principal transactions revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Global Consumer Banking	$221	$209	$605	$663
Institutional Clients Group	1,395	863	5,578	5,787
Corporate/Other	(221)	54	(205)	(113)
Subtotal Citicorp	$1,395	$1,126	$5,978	$6,337
Citi Holdings	154	23	302	—
Total Citigroup	$1,549	$1,149	$6,280	$6,337
Interest rate contracts(1)	$911	$474	$3,240	$3,649
Foreign exchange contracts(2)	464	579	1,637	1,737
Equity contracts(3)	(9)	27	37	407
Commodity and other contracts(4)	164	18	486	230
Credit derivatives(5)	19	51	880	314
Total	$1,549	$1,149	$6,280	$6,337

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
In the second quarter of 2013, the Company changed the method of accounting for its most significant pension and postretirement benefit plans (Significant Plans) such that plan obligations, plan assets and periodic plan expense are remeasured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 80% of the Company’s global pension and postretirement plan obligations as of December 31, 2013. All other plans (All Other Plans) are remeasured annually with a December 31 measurement date. For additional information, see Note 1 to the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s U.S. qualified and nonqualified pension plans, postretirement plans and plans outside the United States, for Significant Plans and All Other Plans, for the periods indicated.

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Qualified plans
Benefits earned during the period	$1	$—	$43	$51	$—	$—	$4	$6
Interest cost on benefit obligation	132	140	93	95	8	8	30	31
Expected return on plan assets	(220)	(216)	(98)	(93)	—	1	(31)	(29)
Amortization of unrecognized
Prior service (benefit) cost	(1)	(1)	—	2	—	(1)	(3)	—
Net actuarial loss	29	23	20	24	—	—	10	9
Curtailment loss (1)	11	17	(5)	—	—	—	—	—
Settlement (gain) loss (1)	—	—	26	—	—	—	—	—
Special termination benefits (1)	—	—	8	1	—	—	—	—
Net qualified plans (benefit) expense	$(48)	$(37)	$87	$80	$8	$8	$10	$17
Nonqualified plans expense	$10	$10	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(38)	$(27)	$87	$80	$8	$8	$10	$17

(1)	Losses due to curtailment, settlement and special termination benefits relate to repositioning actions in the U.S. and certain countries outside the U.S.

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Qualified plans
Benefits earned during the period	$4	$6	$136	$158	$—	$—	$11	$31
Interest cost on benefit obligation	410	398	287	287	25	25	90	107
Expected return on plan assets	(656)	(645)	(291)	(298)	(1)	(1)	(92)	(101)
Amortization of unrecognized
Prior service (benefit) cost	(3)	(3)	2	4	—	(1)	(9)	—
Net actuarial loss	78	82	60	70	—	—	30	31
Curtailment loss (1)	11	17	12	—	—	—	—	—
Settlement (gain) loss (1)	—	—	39	—	—	—	(2)	—
Special termination benefits (1)	—	—	8	1	—	—	—	—
Net qualified plans (benefit) expense	$(156)	$(145)	$253	$222	$24	$23	$28	$68
Nonqualified plans expense	$34	$34	$—	$—	$—	$—	$—	$—
Total net (benefit) expense	$(122)	$(111)	$253	$222	$24	$23	$28	$68
Cumulative effect of change in	—	(23)	—	—	—	—	—	3
accounting policy(2)
Total adjusted net (benefit) expense	$(122)	$(134)	$253	$222	$24	$23	$28	$71

(1)	Losses due to curtailment, settlement and special termination benefits relate to repositioning actions in the U.S. and certain countries outside the U.S.

(2)	See Note 1 to the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K for additional information on the change in accounting policy.

Funded Status and Accumulated Other Comprehensive Income
The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s Significant Plans.

Net Amount Recognized

	Nine months ended September 30, 2014
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$12,829	$7,194	$780	$1,411
Plans measured annually	(692)	(3,473)	—	(357)
Projected benefit obligation at beginning of year - Significant Plans	$12,137	$3,721	$780	$1,054
First quarter activity	215	69	1	56
Second quarter activity	350	191	62	106
Projected benefit obligation at June 30, 2014 - Significant Plans	$12,702	$3,981	$843	$1,216
Benefits earned during the period	1	10	—	3
Interest cost on benefit obligation	132	56	8	24
Actuarial (gain) loss	—	13	1	(43)
Benefits paid, net of participants’ contributions	(177)	(44)	(21)	(14)
Curtailment (gain) loss	12	—	—	—
Foreign exchange impact and other	—	(178)	—	(41)
Projected benefit obligation at September 30, 2014 - Significant Plans	$12,670	$3,838	$831	$1,145

	Nine Months Ended September 30, 2014
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$12,731	$6,918	$32	$1,472
Plans measured annually	—	(2,589)	—	(11)
Plan assets at fair value at beginning of year - Significant Plans	$12,731	$4,329	$32	$1,461
First quarter activity	96	69	(4)	(10)
Second quarter activity	192	241	(4)	89
Plan assets at fair value at June 30, 2014 - Significant Plans	$13,019	$4,639	$24	$1,540
Actual return on plan assets	66	174	—	(14)
Company contributions	100	13	14	—
Benefits paid	(177)	(44)	(21)	(182)
Foreign exchange impact and other	—	(212)	—	115
Plan assets at fair value at September 30, 2014 - Significant Plans	$13,008	$4,570	$17	$1,459
Funded status of the plans at September 30, 2014 (1) - Significant Plans	$338	$732	$(814)	$314
Net amount recognized
Benefit asset	$338	$732	$—	$314
Benefit liability	—	—	(814)	—
Net amount recognized on the balance sheet - Significant Plans	$338	$732	$(814)	$314
Amounts recognized in Accumulated other comprehensive income (loss)
Prior service benefit (cost)	$4	$27	$—	$158
Net actuarial gain (loss)	(4,419)	(986)	51	(499)
Net amount recognized in equity (pretax) - Significant Plans	$(4,415)	$(959)	$51	$(341)
Accumulated benefit obligation at September 30, 2014 - Significant Plans	$12,661	$3,735	N/A	N/A

(1)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of January 1, 2014 and no minimum required funding is expected for 2014.

The following table shows the change in Accumulated other comprehensive income (loss) related to Citi’s pension and postretirement benefit plans (for Significant Plans and All Other Plans) for the periods indicated.

	Three Months Ended	Nine Months Ended
In millions of dollars	September 30, 2014	September 30, 2014
Beginning of period balance, net of tax (1) (2)	$(4,166)	$(3,989)
Actuarial assumptions changes and plan experience	23	(988)
Net asset gain (loss) due to difference between actual and expected returns	(103)	328
Net amortizations	52	151
Curtailment/ settlement loss (3)	30	58
Foreign exchange impact and other	105	264
Change in deferred taxes, net	(36)	81
Change, net of tax	$71	$(106)
End of period balance, net of tax (1) (2)	$(4,095)	$(4,095)
(1)    See Note 18 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.
(2)    Includes net-of-tax amounts for certain profit sharing plans outside the United States.

(3)	Curtailment and settlement losses relate to repositioning actions in the U.S. and certain countries outside the U.S.

Plan Assumptions
The Company utilizes a number of assumptions to determine plan obligations and expenses. Changes in one or a combination of these assumptions will have an impact on the Company’s pension and postretirement projected benefit obligations, funded status and (benefit) expense. Changes in the plans’ funded status resulting from changes in the projected benefit obligation and fair value of plan assets will have a corresponding impact on Accumulated other comprehensive income (loss).
The discount rates used during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are shown in the following table:

Net benefit (expense) assumed discount rates during the period(1)	Three Months Ended			Year Ended
	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013
U.S. plans
Pension	4.25%	4.55%	4.75%	4.80%
Postretirement	3.95	4.15	4.35	4.30
Non-U.S. plans
Pension	4.30 - 8.00	4.40 - 8.50	4.50 - 8.80	4.50 - 8.90
Weighted average	5.95	6.21	6.41	6.49
Postretirement	8.40	8.90	9.40	8.90

(1) As disclosed above, effective April 1, 2013, the Company changed to a quarterly remeasurement approach for its Significant Plans. The 2013 rates shown above were utilized to calculate the fourth quarter expense in 2013. The 2014 rates shown above for the three months ended March

31, 2014, June 30, 2014 and September 30, 2014 were utilized to calculate the first, second and third quarter expense for 2014, respectively.

The discount rates used at period end in determining the pension and postretirement benefit obligations for the Significant Plans are shown in the following table:

Plan obligations assumed discount rates at period ended (1)
	Sept. 30, 2014	Jun. 30, 2014	Mar. 30, 2014	Dec. 31, 2013
U.S. plans
Pension	4.25%	4.25%	4.55%	4.75%
Postretirement	4.00	3.95	4.15	4.35
Non-U.S. plans
Pension	4.10 - 8.30	4.30 - 8.00	4.40 - 8.50	4.50 - 8.80
Weighted average	5.94	5.95	6.21	6.41
Postretirement	8.70	8.40	8.90	9.40

(1)
For the Significant Plans, the September 30, 2014 rates shown above are utilized to calculate the September 30, 2014 benefit obligation and will be utilized to calculate the 2014 fourth quarter expense. The rates shown above for the year ended 2013 were utilized to calculate the first quarter 2014 expense. The March 31 and June 30, 2014 rates were utilized to calculate the 2014 second and third quarter expense, respectively.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly pension expense of a one-percentage-point change in the discount rate:

	Three Months Ended September 30, 2014
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
U.S. plans	$7	$(11)
Non-U.S. plans	(3)	4

Since the U.S. qualified pension plan was frozen, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, pension expense for the U.S. qualified pension plan is driven more by interest costs than service costs and an increase in the discount rate would increase pension expense, while a decrease in the discount rate would decrease pension expense.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plan, there were no required minimum cash contributions during the third quarter of 2014; however, the Company made a $100 million discretionary contribution to the plan in the third quarter.

The following table summarizes the actual Company contributions for the nine months ended September 30, 2014 and 2013, as well as estimated expected Company contributions for the remainder of the year. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

Summary of Company Contributions

	Pension plans				Postretirement benefit plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2014	2013 (3)	2014	2013 (3)	2014	2013 (3)	2014	2013 (3)
Company contributions(2) for the nine months ended September 30	$139	$32	$164	$282	$34	$49	$2	$244
Company contributions expected for the remainder of the year	$12	$11	$43	$57	$17	$16	$10	$1

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly to participants by the Company.

(3)
For the year ended December 31, 2013, actual Company contributions amounted to $51 million and $357 million for the U.S. pension and Non-U.S. pension plans, respectively. For the year ended December 31, 2013, actual Company contributions amounted to $52 million and $256 million for the U.S. postretirement and Non-U.S. postretirement plans, respectively.

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citigroup 401(k) Plan sponsored by the Company in the U.S.
Under the Citigroup 401(k) Plan, eligible U.S. employees receive matching contributions of up to 6% of their eligible compensation for 2014 and 2013, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The pretax expense associated with this plan amounted to approximately $93 million and $96 million in the three months ended September 30, 2014 and 2013, respectively, and $298 million and $298 million in the nine months ended September 30, 2014 and 2013, respectively.

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Service related expense
Benefits earned during the period	$—	$6	$—	$19
Interest cost on benefit obligation	2	3	4	9
Amortization of unrecognized
Prior service cost	(8)	1	(23)	5
Net actuarial loss	3	4	10	10
Total service related (benefit) expense	$(3)	$14	$(9)	$43
Non-service related expense	$4	$7	$21	$20
Total net expense	$1	$21	$12	$63

9.     EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per-share amounts	2014	2013	2014	2013
Income from continuing operations before attribution of noncontrolling interests	$2,914	$3,186	$7,118	$11,305
Less: Noncontrolling interests from continuing operations	59	51	154	177
Net income from continuing operations (for EPS purposes)	$2,855	$3,135	$6,964	$11,128
Income (loss) from discontinued operations, net of taxes	(16)	92	(1)	89
Citigroup's net income	$2,839	$3,227	$6,963	$11,217
Less: Preferred dividends(1)	128	110	352	123
Net income available to common shareholders	$2,711	$3,117	$6,611	$11,094
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	44	61	108	217
Net income allocated to common shareholders for basic EPS	$2,667	$3,056	$6,503	$10,877
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	—	—	2
Net income allocated to common shareholders for diluted EPS	$2,667	$3,056	$6,503	$10,879
Weighted-average common shares outstanding applicable to basic EPS	3,029.5	3,034.3	3,033.5	3,038.4
Effect of dilutive securities
Options(2)	5.1	6.1	5.0	5.0
Other employee plans	0.2	0.5	0.3	0.5
Convertible securities(3)	—	—	—	0.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,034.8	3,040.9	3,038.8	3,044.0
Basic earnings per share(4)
Income from continuing operations	$0.89	$0.98	$2.14	$3.55
Discontinued operations	(0.01)	0.03	—	0.03
Net income	$0.88	$1.01	$2.14	$3.58
Diluted earnings per share(4)
Income from continuing operations	$0.88	$0.98	$2.14	$3.55
Discontinued operations	(0.01)	0.03	—	0.03
Net income	$0.88	$1.00	$2.14	$3.57

(1)	See Note 19 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
During the third quarters of 2014 and 2013, weighted-average options to purchase 1.9 million and 1.5 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $157.90 and $214.30, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively, were not included in the computation of earnings per share in the third quarters of 2014 and 2013 because they were anti-dilutive.

(4)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED, AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at September 30, 2014 and December 31, 2013:

In millions of dollars	September 30, 2014	December 31, 2013
Federal funds sold	$—	$20
Securities purchased under agreements to resell	125,302	136,649
Deposits paid for securities borrowed	120,160	120,368
Total	$245,462	$257,037
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	September 30, 2014	December 31, 2013
Federal funds purchased	$491	$910
Securities sold under agreements to repurchase	148,870	175,691
Deposits received for securities loaned	26,371	26,911
Total	$175,732	$203,512
The resale and repurchase agreements represent collateralized financing transactions. The Company executes these transactions primarily through its broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the Company’s trading inventory. Transactions executed by the Company’s bank subsidiaries primarily facilitate customer financing activity.
It is the Company’s policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements and, when necessary, require prompt transfer of additional collateral in order to maintain contractual margin protection. Collateral typically consists of government and government-agency securities, corporate and municipal bonds, equities, and mortgage-backed and other asset-backed securities.
The resale and repurchase agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities by the non-defaulting party, following a payment default or other type of default under the relevant master agreement. Events of default generally include: (i) failure to deliver cash or securities as required under the transaction, (ii) failure to provide or return cash or securities as used for margining purposes, (iii) breach of representation, (iv) cross-default to another transaction entered into among the parties, or, in some cases, their affiliates, and (v) a repudiation of obligations under the agreement. The counterparty that receives the securities in these transactions is generally unrestricted in its use of the securities, with the exception of transactions executed on a tri-party basis, where the collateral is maintained by a custodian and operational limitations may restrict their use of the securities.
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
Similar to the resale and repurchase agreements, securities borrowing and lending agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities by the non-defaulting party, following a payment default or other default by the other party under the relevant master agreement. Events of default and rights to use securities under the securities borrowing and lending agreements are similar to the resale and repurchase agreements referenced above.
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
The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of September 30, 2014 and December 31, 2013. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC

210-20-45 but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of September 30, 2014
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$179,360	$54,058	$125,302	$89,901	$35,401
Deposits paid for securities borrowed	120,160	—	120,160	17,653	102,507
Total	$299,520	$54,058	$245,462	$107,554	$137,908

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$202,928	$54,058	$148,870	$64,433	$84,437
Deposits received for securities loaned	26,371	—	26,371	4,537	21,834
Total	$229,299	$54,058	$175,241	$68,970	$106,271

	As of December 31, 2013
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$179,894	$43,245	$136,649	$105,226	$31,423
Deposits paid for securities borrowed	120,368	—	120,368	26,728	93,640
Total	$300,262	$43,245	$257,017	$131,954	$125,063

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$218,936	$43,245	$175,691	$80,082	$95,609
Deposits received for securities loaned	26,911	—	26,911	3,833	23,078
Total	$245,847	$43,245	$202,602	$83,915	$118,687

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See table on prior page.

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
Brokerage receivables and Brokerage payables consisted of the following at September 30, 2014 and December 31, 2013:

In millions of dollars	September 30, 2014	December 31, 2013
Receivables from customers	$12,774	$5,811
Receivables from brokers, dealers, and clearing organizations	26,524	19,863
Total brokerage receivables (1)	$39,298	$25,674
Payables to customers	$36,010	$34,751
Payables to brokers, dealers, and clearing organizations	23,418	18,956
Total brokerage payables (1)	$59,428	$53,707

(1)	Brokerage receivables and payables are accounted for in accordance with ASC 940-320.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities are carried at fair value, other than physical commodities accounted for at the lower of cost or fair value, and consist of the following at September 30, 2014 and December 31, 2013:

In millions of dollars	September 30, 2014	December 31, 2013
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$19,779	$23,955
Prime	1,371	1,422
Alt-A	602	721
Subprime	1,211	1,211
Non-U.S. residential	702	723
Commercial	2,962	2,574
Total mortgage-backed securities	$26,627	$30,606
U.S. Treasury and federal agency securities
U.S. Treasury	$19,664	$13,537
Agency obligations	2,049	1,300
Total U.S. Treasury and federal agency securities	$21,713	$14,837
State and municipal securities	$2,713	$3,207
Foreign government securities	76,133	74,856
Corporate	28,388	30,534
Derivatives(2)	57,694	52,821
Equity securities	55,662	61,776
Asset-backed securities(1)	4,653	5,616
Other trading assets(3)	17,239	11,675
Total trading account assets	$290,822	$285,928
Trading account liabilities
Securities sold, not yet purchased	$78,561	$61,508
Derivatives(2)	58,711	47,254
Total trading account liabilities	$137,272	$108,762

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

13.   INVESTMENTS

Overview

In millions of dollars	September 30, 2014	December 31, 2013
Securities available-for-sale (AFS)	$298,678	$286,511
Debt securities held-to-maturity (HTM)(1)	24,038	10,599
Non-marketable equity securities carried at fair value(2)	3,504	4,705
Non-marketable equity securities carried at cost(3)	6,827	7,165
Total investments	$333,047	$308,980

(1)	Recorded at amortized cost less impairment for securities that have credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)
Non-marketable equity securities carried at cost primarily consist of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

The following table presents interest and dividends on investments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Taxable interest	$1,627	$1,389	$4,638	$4,280
Interest exempt from U.S. federal income tax	96	197	407	567
Dividends	101	103	343	331
Total interest and dividends	$1,824	$1,689	$5,388	$5,178
The following table presents realized gains and losses on the sale of investments for the three and nine months ended September 30, 2014 and 2013. The gross realized investment losses exclude losses from other-than-temporary impairment (OTTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Gross realized investment gains	$229	$375	$689	$1,489
Gross realized investment losses	(93)	(312)	(341)	(725)
Net realized gains on sale of investments	$136	$63	$348	$764
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Carrying value of HTM securities sold	$—	$235	$5	$720
Net realized gain (loss) on sale of HTM securities	—	(39)	—	$(105)
Carrying value of securities reclassified to AFS	700	—	766	$902
OTTI losses on securities reclassified to AFS	(2)	—	(11)	$(155)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014				December 31, 2013
In millions of dollars	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value
Debt securities AFS
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$36,654	$522	$308	$36,868	$42,494	$391	$888	$41,997
Prime	13	—	—	13	33	2	3	32
Alt-A	2	—	—	2	84	10	—	94
Subprime	—	—	—	—	12	—	—	12
Non-U.S. residential	9,200	84	9	9,275	9,976	95	4	10,067
Commercial	562	6	4	564	455	6	8	453
Total mortgage-backed securities	$46,431	$612	$321	$46,722	$53,054	$504	$903	$52,655
U.S. Treasury and federal agency securities
U.S. Treasury	$95,175	$356	$190	$95,341	$68,891	$476	$147	$69,220
Agency obligations	16,513	61	29	16,545	18,320	123	67	18,376
Total U.S. Treasury and federal agency securities	$111,688	$417	$219	$111,886	$87,211	$599	$214	$87,596
State and municipal(3)	$13,894	$144	$1,125	$12,913	$20,761	$184	$2,005	$18,940
Foreign government	95,314	639	293	95,660	96,608	403	540	96,471
Corporate	13,767	290	99	13,958	11,039	210	119	11,130
Asset-backed securities(2)	12,830	41	28	12,843	15,352	42	120	15,274
Other debt securities	711	—	1	710	710	1	—	711
Total debt securities AFS	$294,635	$2,143	$2,086	$294,692	$284,735	$1,943	$3,901	$282,777
Marketable equity securities AFS	$3,916	$105	$35	$3,986	$3,832	$85	$183	$3,734
Total securities AFS	$298,551	$2,248	$2,121	$298,678	$288,567	$2,028	$4,084	$286,511

(1)
Gross unrealized gains and losses, as presented, do not include the impact of minority investments and the related allocations and pick-up of unrealized gains and losses of AFS securities. These amounts totaled $16 million of unrealized gains and $36 million of unrealized gains as of September 30, 2014 and December 31, 2013, respectively.

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

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2014 and December 31, 2013:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2014
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$5,606	$32	$9,447	$276	$15,053	$308
Prime	4	—	2	—	6	—
Non-U.S. residential	382	2	547	7	929	9
Commercial	140	1	131	3	271	4
Total mortgage-backed securities	$6,132	$35	$10,127	$286	$16,259	$321
U.S. Treasury and federal agency securities
U.S. Treasury	$45,334	$177	$1,173	$13	$46,507	$190
Agency obligations	4,680	16	1,552	13	6,232	29
Total U.S. Treasury and federal agency securities	$50,014	$193	$2,725	$26	$52,739	$219
State and municipal	$429	$15	$6,154	$1,110	$6,583	$1,125
Foreign government	22,487	176	7,447	117	29,934	293
Corporate	2,873	69	1,472	30	4,345	99
Asset-backed securities	1,117	1	3,936	27	5,053	28
Other debt securities	49	1	—	—	49	1
Marketable equity securities AFS	43	3	231	32	274	35
Total securities AFS	$83,144	$493	$32,092	$1,628	$115,236	$2,121
December 31, 2013
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$19,377	$533	$5,643	$355	$25,020	$888
Prime	85	3	3	—	88	3
Non-U.S. residential	2,103	4	5	—	2,108	4
Commercial	206	6	28	2	234	8
Total mortgage-backed securities	$21,771	$546	$5,679	$357	$27,450	$903
U.S. Treasury and federal agency securities
U.S. Treasury	$34,780	$133	$268	$14	$35,048	$147
Agency obligations	6,692	66	101	1	6,793	67
Total U.S. Treasury and federal agency securities	$41,472	$199	$369	$15	$41,841	$214
State and municipal	$595	$29	$11,447	$1,976	$12,042	$2,005
Foreign government	35,783	477	5,778	63	41,561	540
Corporate	4,565	108	387	11	4,952	119
Asset-backed securities	11,207	57	1,931	63	13,138	120
Marketable equity securities AFS	1,271	92	806	91	2,077	183
Total securities AFS	$116,664	$1,508	$26,397	$2,576	$143,061	$4,084

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$63	$63	$87	$87
After 1 but within 5 years	593	599	346	354
After 5 but within 10 years	1,932	1,957	2,898	2,932
After 10 years(2)	43,843	44,103	49,723	49,282
Total	$46,431	$46,722	$53,054	$52,655
U.S. Treasury and federal agency securities
Due within 1 year	$13,172	$13,198	$15,789	$15,853
After 1 but within 5 years	93,519	93,588	66,232	66,457
After 5 but within 10 years	2,301	2,321	2,129	2,185
After 10 years(2)	2,696	2,779	3,061	3,101
Total	$111,688	$111,886	$87,211	$87,596
State and municipal
Due within 1 year	$307	$300	$576	$581
After 1 but within 5 years	3,878	3,803	3,731	3,735
After 5 but within 10 years	530	546	439	482
After 10 years(2)	9,179	8,264	16,015	14,142
Total	$13,894	$12,913	$20,761	$18,940
Foreign government
Due within 1 year	$36,864	$36,881	$37,005	$36,959
After 1 but within 5 years	42,217	42,326	51,344	51,304
After 5 but within 10 years	15,207	15,356	7,314	7,216
After 10 years(2)	1,026	1,097	945	992
Total	$95,314	$95,660	$96,608	$96,471
All other(3)
Due within 1 year	$1,585	$1,589	$2,786	$2,733
After 1 but within 5 years	12,016	12,181	10,934	11,020
After 5 but within 10 years	7,053	7,099	5,632	5,641
After 10 years(2)	6,654	6,642	7,749	7,721
Total	$27,308	$27,511	$27,101	$27,115
Total debt securities AFS	$294,635	$294,692	$284,735	$282,777

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM at September 30, 2014 and December 31, 2013 were as follows:

In millions of dollars	Amortized cost(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
September 30, 2014
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$8,247	$96	$8,343	$27	$(28)	$8,342
Prime	63	(14)	49	5	(1)	53
Alt-A	1,214	(238)	976	546	(281)	1,241
Subprime	2	—	2	1	—	3
Non-U.S. residential	1,165	(170)	995	103	—	1,098
Commercial	9	—	9	1	—	10
Total mortgage-backed securities	$10,700	$(326)	$10,374	$683	$(310)	$10,747
State and municipal(4)	$8,323	$(525)	$7,798	$162	$(50)	$7,910
Foreign government	5,279	—	5,279	78	—	5,357
Corporate	38	(1)	37	2	—	39
Asset-backed securities(3)	569	(19)	550	49	(10)	589
Total debt securities held-to-maturity (5)	$24,909	$(871)	$24,038	$974	$(370)	$24,642
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$72	$(16)	$56	$5	$(2)	$59
Alt-A	1,379	(287)	1,092	449	(263)	1,278
Subprime	2	—	2	1	—	3
Non-U.S. residential	1,372	(206)	1,166	60	(20)	1,206
Commercial	10	—	10	1	—	11
Total mortgage-backed securities	$2,835	$(509)	$2,326	$516	$(285)	$2,557
State and municipal	$1,394	$(62)	$1,332	$50	$(70)	$1,312
Foreign government	5,628	—	5,628	70	(10)	5,688
Corporate	818	(78)	740	111	—	851
Asset-backed securities(3)	599	(26)	573	22	(10)	585
Total debt securities held-to-maturity	$11,274	$(675)	$10,599	$769	$(375)	$10,993

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

(5)
During the second quarter of 2014, securities with a total fair value of approximately $11.8 billion were transferred from AFS to HTM. For additional information, see Note 13 in Citi’s Second Quarter of 2014 Form 10-Q.

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

The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position as of September 30, 2014 and December 31, 2013 for less than 12 months and for 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
September 30, 2014
Debt securities held-to-maturity
Mortgage-backed securities	$4	$—	$4,312	$310	$4,316	$310
State and municipal	2,228	18	551	32	2,779	50
Foreign government	—	—	—	—	—	—
Asset-backed securities	11	1	175	9	186	10
Total debt securities held-to-maturity	$2,243	$19	$5,038	$351	$7,281	$370
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$358	$285	$358	$285
State and municipal	235	20	302	50	537	70
Foreign government	920	10	—	—	920	10
Asset-backed securities	98	6	198	4	296	10
Total debt securities held-to-maturity	$1,253	$36	$858	$339	$2,111	$375
Excluded from the gross unrecognized losses presented in the above table are the $(871) million and $(675) million of net unrealized losses recorded in AOCI as of September 30, 2014 and December 31, 2013, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at September 30, 2014 and December 31, 2013.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	780	777	10	11
After 10 years(1)	9,594	9,970	2,316	2,546
Total	$10,374	$10,747	$2,326	$2,557
State and municipal
Due within 1 year	$39	$39	$8	$9
After 1 but within 5 years	21	21	17	17
After 5 but within 10 years	144	149	69	72
After 10 years(1)	7,594	7,701	1,238	1,214
Total	$7,798	$7,910	$1,332	$1,312
Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	5,279	5,357	5,628	5,688
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$5,279	$5,357	$5,628	$5,688
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	37	39	740	851
After 5 but within 10 years	—	—	—	—
After 10 years(1)	550	589	573	585
Total	$587	$628	$1,313	$1,436
Total debt securities held-to-maturity	$24,038	$24,642	$10,599	$10,993

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.
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
Debt
The entire difference between amortized cost and fair value is recognized in earnings as OTTI for impaired debt securities that the Company has an intent to sell or for which the Company believes it is more-likely-than-not that it will be required to sell prior to recovery of the amortized cost basis. However, for those securities that the Company does not intend to sell and is not likely to be required to sell, only the credit-related impairment is recognized in earnings and any non-credit-related impairment is recorded in AOCI.
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

The sections below describe the Company’s process for identifying credit-related impairments in its security types with the most significant unrealized losses as of September 30, 2014.

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

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the three and nine months ended September 30, 2014:

OTTI on Investments and Other Assets	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$11	$—	$—	$11	$13	$—	$—	$13
Less: portion of impairment loss recognized in AOCI (before taxes)	8	—	—	8	8	—	—	8
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$3	$—	$—	$3	$5	$—	$—	$5
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	88	—	—	88	324	—	—	324
Total impairment losses recognized in earnings	$91	$—	$—	$91	$329	$—	$—	$329

(1)	Includes OTTI on non-marketable equity securities.

The following table presents the total OTTI recognized in earnings for the three and nine months ended September 30, 2013:

OTTI on Investments and Other Assets	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other Assets (2)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$2	$42	$—	$44	$7	$65	$—	$72
Less: portion of impairment loss recognized in AOCI (before taxes)	—	27	—	27	—	38	—	38
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$15	$—	$17	$7	$27	$—	$34
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery (2)	22	—	—	22	236	—	192	428
Total impairment losses recognized in earnings	$24	$15	$—	$39	$243	$27	$192	$462

(1)	Includes OTTI on non-marketable equity securities.

(2)
The impairment charge relates to the carrying value of Citi’s then-remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB), offset by the equity pickup from MSSB during the respective periods which was recorded in Other revenue.

The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2014 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on HTM Securities Still Held
In millions of dollars	Jun. 30, 2014 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Sept. 30, 2014 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	—	171
Corporate	112	—	—	—	112
All other debt securities	146	3	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$724	$3	$—	$—	$727
HTM debt securities
Mortgage-backed securities(1)	$665	$—	$—	$—	$665
Corporate	56	—	—	(56)	—
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$854	$—	$—	$(56)	$798
(1) Primarily consists of Alt-A securities.

The following is a nine-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2014 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on HTM Securities Still Held
In millions of dollars	Dec. 31, 2013 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Sept. 30, 2014 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	—	171
Corporate	113	—	—	(1)	112
All other debt securities	144	5	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$723	$5	$—	$(1)	$727
HTM debt securities
Mortgage-backed securities(1)	$678	$—	$—	$(13)	$665
Corporate	56	—	—	(56)	—
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$867	$—	$—	$(69)	$798
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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Hedge funds	$16	$751	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	849	794	153	170	—	—
Real estate funds (2)(3)	173	294	25	36	—	—
Total(4)	$1,038	$1,839	$178	$206	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

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

(4)
Included in the total fair value of investments above are $0.8 billion and $1.6 billion of fund assets that are valued using NAVs provided by third-party asset managers as of September 30, 2014 and December 31, 2013, respectively.

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
Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and in Citi Holdings. The following table provides information by loan type for the periods indicated:

In millions of dollars	September 30, 2014	December 31, 2013
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$101,583	$108,453
Installment, revolving credit, and other	13,350	13,398
Cards	108,314	115,651
Commercial and industrial	6,870	6,592
	$230,117	$244,094
In offices outside the U.S.
Mortgage and real estate(1)	$56,099	$55,511
Installment, revolving credit, and other	34,270	33,182
Cards	32,410	36,740
Commercial and industrial	23,393	24,107
Lease financing	678	769
	$146,850	$150,309
Total Consumer loans	$376,967	$394,403
Net unearned income	(649)	(572)
Consumer loans, net of unearned income	$376,318	$393,831

(1)	Loans secured primarily by real estate.

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
During the three and nine months ended September 30, 2014 and 2013, the Company sold and/or reclassified to held-for-sale $1.8 billion and $1.5 billion, and $5.6 billion and $11.3 billion, respectively, of consumer loans. The Company did not have significant purchases of consumer loans during the three and nine months ended September 30, 2014.
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
As a general policy, residential first mortgages, home equity loans and installment loans are classified as non-accrual when loan payments are 90 days contractually past due. Credit cards and unsecured revolving loans generally accrue interest until payments are 180 days past due. Home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage is 90 days or more past due. Mortgage loans in regulated bank entities discharged through Chapter 7 bankruptcy, other than Federal Housing Administration (FHA)-insured loans, are classified as non-accrual. Commercial market loans are placed on a cash (nonaccrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due.
The policy for re-aging modified U.S. consumer loans to current status varies by product. Generally, one of the conditions to qualify for these modifications is that a minimum number of payments (typically ranging from one to three) be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, FHA and Department of Veterans Affairs (VA) loans are modified under those respective agencies’ guidelines and payments are not always required in order to re-age a modified loan to current.

The following tables provide details on Citigroup’s consumer loan delinquency and non-accrual loans as of September 30, 2014 and December 31, 2013:
Consumer Loan Delinquency and Non-Accrual Details at September 30, 2014

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$64,838	$1,585	$1,532	$4,049	$72,004	$2,912	$3,167
Home equity loans(5)	28,130	344	521	—	28,995	1,285	—
Credit cards	107,015	1,295	1,189	—	109,499	—	1,189
Installment and other	12,344	229	255	—	12,828	251	4
Commercial market loans	8,518	33	14	—	8,565	91	8
Total	$220,845	$3,486	$3,511	$4,049	$231,891	$4,539	$4,368
In offices outside North America
Residential first mortgages	$45,957	$311	$234	$—	$46,502	$489	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	31,147	685	575	—	32,407	445	336
Installment and other	30,988	377	166	—	31,531	240	—
Commercial market loans	33,236	103	372	—	33,711	526	—
Total	$141,328	$1,476	$1,347	$—	$144,151	$1,700	$336
Total GCB and Citi Holdings	$362,173	$4,962	$4,858	$4,049	$376,042	$6,239	$4,704
Other	276	—	—	—	276	33	—
Total Citigroup	$362,449	$4,962	$4,858	$4,049	$376,318	$6,272	$4,704

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $45 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30-89 days past due of $0.8 billion and 90 days past due of $3.2 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2013

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$66,612	$2,044	$1,975	$5,271	$75,902	$3,415	$3,997
Home equity loans(5)	30,603	434	605	—	31,642	1,452	—
Credit cards	113,886	1,491	1,452	—	116,829	—	1,452
Installment and other	12,609	225	243	—	13,077	247	7
Commercial market loans	8,630	26	28	—	8,684	112	7
Total	$232,340	$4,220	$4,303	$5,271	$246,134	$5,226	$5,463
In offices outside North America
Residential first mortgages	$46,067	$435	$332	$—	$46,834	$584	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	34,733	780	641	—	36,154	402	413
Installment and other	30,138	398	158	—	30,694	230	—
Commercial market loans	33,242	111	295	—	33,648	610	—
Total	$144,180	$1,724	$1,426	$—	$147,330	$1,826	$413
Total GCB and Citi Holdings	$376,520	$5,944	$5,729	$5,271	$393,464	$7,052	$5,876
Other	367	—	—	—	367	43	—
Total Citigroup	$376,887	$5,944	$5,729	$5,271	$393,831	$7,095	$5,876

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $0.9 billion of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30-89 days past due of $1.2 billion and 90 days past due of $4.1 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” (Fair Issac’s Corporation) credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following tables provide details on the FICO scores attributable to Citi’s U.S. consumer loan portfolio as of September 30, 2014 and December 31, 2013 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis, for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	September 30, 2014
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$9,862	$5,861	$47,538
Home equity loans	3,386	2,527	21,577
Credit cards	7,283	9,963	88,770
Installment and other	3,312	2,888	5,376
Total	$23,843	$21,239	$163,261

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$11,860	$6,426	$46,207
Home equity loans	4,093	2,779	23,152
Credit cards	8,125	10,693	94,437
Installment and other	3,900	2,399	5,186
Total	$27,978	$22,297	$168,982

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value (LTV) Ratios
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios attributable to Citi’s U.S. consumer mortgage portfolios as of September 30, 2014 and December 31, 2013. LTV ratios are updated monthly using the most recent Core Logic Home Price Index data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Federal Housing Finance Agency indices.

LTV distribution in U.S. portfolio(1)(2)	September 30, 2014
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$50,801	$9,667	$2,975
Home equity loans	15,129	7,647	4,591
Total	$65,930	$17,314	$7,566

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,809	$13,458	$5,269
Home equity loans	14,216	8,685	6,935
Total	$60,025	$22,143	$12,204

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

Impaired Consumer Loans
Impaired loans are those loans where Citigroup believes it is probable all amounts due according to the original contractual terms of the loan will not be collected. Impaired consumer loans include non-accrual commercial market loans, as well as smaller-balance homogeneous loans whose terms have been modified due to the borrower’s financial difficulties and where Citigroup has granted a concession to the borrower. These modifications may include interest rate reductions and/or principal forgiveness. Impaired consumer loans exclude smaller-balance homogeneous loans that have not been modified and are carried on a non-accrual basis. In addition, impaired consumer loans exclude substantially all loans modified pursuant to Citi’s short-term modification programs (i.e., for periods of 12 months or less) that were modified prior to January 1, 2011.
As a result of OCC guidance issued in the third quarter of 2012, mortgage loans to borrowers who have gone through Chapter 7 bankruptcy are classified as troubled debt restructurings (TDRs). These TDRs, other than FHA-insured loans, are written down to collateral value less cost to sell. FHA-insured loans are reserved based on a discounted cash flow model (see Note 1 to the Consolidated Financial Statements in Citi’s 2013 Annual Report on Form 10-K).
The following tables present information about total impaired consumer loans at and for the periods ended September 30, 2014 and December 31, 2013, respectively, and for the three and nine months ended September 30, 2014 and September 30, 2013 for interest income recognized on impaired consumer loans:

					Three months ended September 30,		Nine months ended September 30,
	Balance at September 30, 2014				2014	2013	2014	2013
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$15,237	$16,148	$2,108	$16,202	$167	$179	$532	$604
Home equity loans	2,058	2,701	546	2,103	18	23	56	61
Credit cards	2,584	2,626	898	2,965	47	56	148	182
Installment and other
Individual installment and other	969	983	447	1,016	31	35	94	118
Commercial market loans	355	565	193	375	3	5	18	17
Total	$21,203	$23,023	$4,192	$22,661	$266	$298	$848	$982

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,957 million of residential first mortgages, $555 million of home equity loans and $112 million of commercial market loans do not have a specific allowance.
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

	Balance at December 31, 2013
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$16,801	$17,788	$2,309	$17,616
Home equity loans	2,141	2,806	427	2,116
Credit cards	3,339	3,385	1,178	3,720
Installment and other
Individual installment and other	1,114	1,143	536	1,094
Commercial market loans	398	605	183	404
Total	$23,793	$25,727	$4,633	$24,950

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$2,169 million of residential first mortgages, $568 million of home equity loans and $111 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for last four quarters and does not include the related specific allowance.
Consumer Troubled Debt Restructurings
The following tables present consumer TDRs occurring during the three and nine months ended September 30, 2014 and 2013:

	At and for the three months ended September 30, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	4,933	$626	$15	$11	$1	1%
Home equity loans	1,900	76	1	—	2	3
Credit cards	48,775	211	—	—	—	16
Installment and other revolving	11,420	87	—	—	—	6
Commercial markets(6)	46	5	—	—	1	—
Total(8)	67,074	$1,005	$16	$11	$4
International
Residential first mortgages	841	$30	$—	$—	$—	—%
Home equity loans	15	3	—	—	—	—
Credit cards	40,848	125	—	—	10	12
Installment and other revolving	15,053	73	—	—	4	10
Commercial markets(6)	51	22	—	—	—	—
Total(8)	56,808	$253	$—	$—	$14

	At and for the three months ended September 30, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	7,375	$933	$28	$15	$34	1%
Home equity loans	2,962	90	—		33	1
Credit cards	43,312	207	—	—	—	14
Installment and other revolving	13,880	99	—	—	—	6
Commercial markets(6)	44	6	—	—	—	—
Total(8)	67,573	$1,335	$28	$15	$67
International
Residential first mortgages	733	$30	$—	$—	$1	1%
Home equity loans	44	1	—	—	—	1
Credit cards	43,660	138	—	—	7	12
Installment and other revolving	15,620	81	—	—	3	8
Commercial markets(6)	88	30	1	—	—	—
Total(8)	60,145	$280	$1	$—	$11

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $74 million of residential first mortgages and $22 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2014. These amounts include $45 million of residential first mortgages and $19 million of home equity loans that are newly classified as TDRs in the three months ended September 30, 2014 as a result of OCC guidance, as described above.

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
(7) Post-modification balances in North America include $138 million of residential first mortgages and $30 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2013. These amounts include $87 million of residential first mortgages and $24 million of home equity loans that are newly classified as TDRs in the three months ended September 30, 2013 as a result of OCC guidance, as described above.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

	At and for the nine months ended September 30, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	15,435	$1,866	$43	$30	$7	1%
Home equity loans	6,102	228	3	—	13	2
Credit cards	136,501	601	—	—	—	15
Installment and other revolving	36,086	269	—	—	—	6
Commercial markets(6)	137	27	—	—	1	—
Total(8)	194,261	$2,991	$46	$30	$21
International
Residential first mortgages	2,127	$79	$—	$—	$1	1%
Home equity loans	53	9	—	—	—	—
Credit cards	109,079	357	—	—	28	13
Installment and other revolving	44,095	216	—	—	11	10
Commercial markets(6)	271	156	—	—	—
Total(8)	155,625	$817	$—	$—	$40

	At and for the nine months ended September 30, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	25,757	$3,387	$45	$17	$136	1%
Home equity loans	10,319	460	1	—	71	1
Credit cards	123,073	613	—	—	—	14
Installment and other revolving	39,822	284	—	—	—	7
Commercial markets(6)	166	25	—	—	—	—
Total(8)	199,137	$4,769	$46	$17	$207
International
Residential first mortgages	2,914	$135	$—	$—	$2	1%
Home equity loans	48	1	—	—	—	—
Credit cards	105,850	394	—	—	13	14
Installment and other revolving	43,106	260	—	—	7	8
Commercial markets(6)	296	76	2	—	—	—
Total(8)	152,214	$866	$2	$—	$22

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America include $240 million of residential first mortgages and $65 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2014. These amounts include $144 million of residential first mortgages and $56 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the nine months ended September 30, 2014, as described above.

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
(7) Post-modification balances in North America include $387 million of residential first mortgages and $75 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2013. These amounts include $265 million of residential first mortgages and $62 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the nine months ended September 30, 2013, as described above.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

The following table presents consumer TDRs that defaulted during the three months and nine months ended September 30, 2014 and 2013, for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
North America
Residential first mortgages	$149	$440	$562	$1,221
Home equity loans	16	52	55	155
Credit cards	47	41	146	155
Installment and other revolving	26	22	68	67
Commercial markets	1	1	8	3
Total	$239	$556	$839	$1,601
International
Residential first mortgages	$6	$11	$16	$43
Home equity loans	—	—	—	—
Credit cards	53	44	175	146
Installment and other revolving	24	22	79	78
Commercial markets	2	5	102	9
Total	$85	$82	$372	$276

Corporate Loans
Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or, to a much lesser extent, in Citi Holdings. The following table presents information by corporate loan type as of September 30, 2014 and December 31, 2013:

In millions of dollars	September 30, 2014	December 31, 2013
Corporate
In U.S. offices
Commercial and industrial	$36,516	$32,704
Financial institutions	31,916	25,102
Mortgage and real estate(1)	32,285	29,425
Installment, revolving credit and other	30,378	34,434
Lease financing	1,737	1,647
	$132,832	$123,312
In offices outside the U.S.
Commercial and industrial	$80,304	$82,663
Financial institutions	35,854	38,372
Mortgage and real estate(1)	6,243	6,274
Installment, revolving credit and other	20,151	18,714
Lease financing	396	527
Governments and official institutions	2,264	2,341
	$145,212	$148,891
Total Corporate loans	$278,044	$272,203
Net unearned income	(536)	(562)
Corporate loans, net of unearned income	$277,508	$271,641

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified (to held-for-sale) $1.7 billion and $4.2 billion of corporate loans during the three and nine months ended September 30, 2014, respectively, and $1.8 billion and $4.0 billion during the three and nine months ended September 30, 2013, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2014 or 2013.
Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type as of September 30, 2014 and December 31, 2013.

Corporate Loan Delinquency and Non-Accrual Details at September 30, 2014

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$212	$1	$213	$733	$113,211	$114,157
Financial institutions	5	—	5	266	66,226	66,497
Mortgage and real estate	100	94	194	237	37,935	38,366
Leases	4	—	4	49	2,080	2,133
Other	57	2	59	65	51,865	51,989
Loans at fair value						4,366
Total	$378	$97	$475	$1,350	$271,317	$277,508

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Corporate Loans Credit Quality Indicators at September 30, 2014 and December 31, 2013

	Recorded investment in loans(1)
In millions of dollars	September 30, 2014	December 31, 2013
Investment grade(2)
Commercial and industrial	$82,143	$79,360
Financial institutions	53,338	49,699
Mortgage and real estate	16,015	13,178
Leases	1,615	1,600
Other	48,108	51,370
Total investment grade	$201,219	$195,207
Non-investment grade(2)
Accrual
Commercial and industrial	$31,282	$33,702
Financial institutions	12,892	12,005
Mortgage and real estate	3,940	4,205
Leases	469	385
Other	3,816	3,155
Non-accrual
Commercial and industrial	733	769
Financial institutions	266	365
Mortgage and real estate	237	515
Leases	49	189
Other	65	70
Total non-investment grade	$53,749	$55,360
Private Banking loans managed on a delinquency basis (2)	$18,174	$17,002
Loans at fair value	4,366	4,072
Corporate loans, net of unearned income	$277,508	$271,641

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.
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

The following tables present non-accrual loan information by corporate loan type at September 30, 2014 and December 31, 2013 and interest income recognized on non-accrual corporate loans for the three- and nine-month periods ended September 30, 2014 and 2013, respectively:
Non-Accrual Corporate Loans

					Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	September 30, 2014
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual Corporate loans
Commercial and industrial	$733	$1,059	$197	$707	$10	$24
Financial institutions	266	277	4	306	—	4
Mortgage and real estate	237	276	17	329	—	7
Lease financing	49	50	29	119	—	—
Other	65	194	19	64	4	4
Total non-accrual Corporate loans	$1,350	$1,856	$266	$1,525	$14	$39

	Balance at December 31, 2013
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual Corporate loans
Commercial and industrial	$769	$1,074	$79	$967
Financial institutions	365	382	3	378
Mortgage and real estate	515	651	35	585
Lease financing	189	190	131	189
Other	70	216	20	64
Total non-accrual Corporate loans	$1,908	$2,513	$268	$2,183

	September 30, 2014		December 31, 2013
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual Corporate loans with valuation allowances
Commercial and industrial	$266	$197	$401	$79
Financial institutions	17	4	24	3
Mortgage and real estate	42	17	253	35
Lease financing	47	29	186	131
Other	63	19	61	20
Total non-accrual Corporate loans with specific allowance	$435	$266	$925	$268
Non-accrual Corporate loans without specific allowance
Commercial and industrial	$466		$368
Financial institutions	249		341
Mortgage and real estate	196		262
Lease financing	2		3
Other	1		9
Total non-accrual Corporate loans without specific allowance	$914	N/A	$983	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three- and nine-month periods ended September 30, 2013 was $6 million and $24 million, respectively.
N/A Not Applicable

Corporate Troubled Debt Restructurings
The following table presents corporate TDR activity at and for the three months ended September 30, 2014.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$1	$—	$—	$1
Financial institutions	—	—	—	—
Mortgage and real estate	3	1	—	2
Other	—	—	—	—
Total	$4	$1	$—	$3

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments. Because forgiveness of principal is rare for commercial loans, modifications typically have little to no impact on the loans’ projected cash flows and thus little to no impact on the allowance established for the loan.  Charge-offs for amounts deemed uncollectable may be recorded at the time of the restructuring or may have already been recorded in prior periods such that no charge-off is required at the time of the modification.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the three months ended September 30, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$11	$—	$—	$11
Financial institutions	—	—	—	—
Mortgage and real estate	1	—	—	1
Other	1	—	—	1
Total	$13	$—	$—	$13

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments. Because forgiveness of principal is rare for commercial loans, modifications typically have little to no impact on the loans’ projected cash flows and thus little to no impact on the allowance established for the loan.  Charge-offs for amounts deemed uncollectable may be recorded at the time of the restructuring or may have already been recorded in prior periods such that no charge-off is required at the time of the modification.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.
The following table presents corporate TDR activity at and for the nine months ended September 30, 2014.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$48	$30	$17	$1
Financial institutions	—	—	—	—
Mortgage and real estate	8	5	1	2
Other	—	—	—	—
Total	$56	$35	$18	$3

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments. Because forgiveness of principal is rare for commercial loans, modifications typically have little to no impact on the loans’ projected cash flows and thus little to no impact on the allowance established for the loan.  Charge-offs for amounts deemed uncollectable may be recorded at the time of the restructuring or may have already been recorded in prior periods such that no charge-off is required at the time of the modification.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.
The following table presents corporate TDR activity at and for the nine months ended September 30, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$100	$55	$28	$17
Financial institutions	—			—
Mortgage and real estate	15	—	14	1
Other	$5	$—	$—	$5
Total	$120	$55	$42	$23

(1)
TDRs involving changes in the amount or timing of principal payments may involve principal forgiveness or deferral of periodic and/or final principal payments. Because forgiveness of principal is rare for commercial loans, modifications typically have little to no impact on the loans’ projected cash flows and thus little to no impact on the allowance established for the loan.  Charge-offs for amounts deemed uncollectable may be recorded at the time of the restructuring or may have already been recorded in prior periods such that no charge-off is required at the time of the modification.

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents total corporate loans modified in a TDR at September 30, 2014 and 2013, as well as those TDRs that defaulted during the three months ended September 30, 2014 and 2013 and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	TDR balances at	TDR loans in payment default during the three months ended	TDR loans in payment default nine months ended	TDR balances at	TDR loans in payment default during the three months ended	TDR loans in payment default nine months ended
In millions of dollars	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013	September 30, 2013
Commercial and industrial	$161	$—	$—	$167	$—	$15
Loans to financial institutions	—	—	—	16	—	—
Mortgage and real estate	125	—	—	202	—	2
Other	326	—	—	393	—	—
Total	$612	$—	$—	$778	$—	$17

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Allowance for loan losses at beginning of period	$17,890	$21,580	$19,648	$25,455
Gross credit losses	(2,586)	(2,974)	(8,381)	(9,675)
Gross recoveries (1)	489	544	1,656	1,759
Net credit losses (NCLs)	$(2,097)	$(2,430)	$(6,725)	$(7,916)
NCLs	$2,097	$2,430	$6,725	$7,916
Net reserve releases	(492)	(767)	(1,573)	(1,715)
Net specific reserve builds (releases)	(30)	(11)	(205)	(508)
Total provision for credit losses	$1,575	$1,652	$4,947	$5,693
Other, net (2)	(453)	(197)	(955)	(2,627)
Allowance for loan losses at end of period	$16,915	$20,605	$16,915	$20,605
Allowance for credit losses on unfunded lending commitments at beginning of period (3)	$1,176	$1,133	$1,229	$1,119
Provision for unfunded lending commitments	(30)	103	(88)	114
Other, net	(6)	26	(1)	29
Allowance for credit losses on unfunded lending commitments at end of period (3)	$1,140	$1,262	$1,140	$1,262
Total allowance for loans, leases, and unfunded lending commitments	$18,055	$21,867	$18,055	$21,867

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
The third quarter of 2014 includes a reduction of approximately $259 million related to transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $151 million related to a transfer of a real estate loan portfolio to HFS and a reduction of approximately $108 million related to the transfer of various EMEA loan portfolios to HFS. Additionally, the third quarter includes a reduction of approximately $181 million related to foreign currency translation. The second quarter of 2014 includes a reduction of approximately $480 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of approximately $204 million and $177 million related to the transfers to HFS of consumer operations in Greece and Spain and $29 million related to the sale of the Honduras consumer business, and $66 million related to a transfer of a real estate loan portfolio to HFS. These amounts are partially offset by foreign currency translation on the entire allowance balance. The first quarter of 2014 includes reductions of approximately $79 million related to the sale or transfer to HFS of various loan portfolios. The third quarter of 2013 includes a reduction of approximately $214 million related to the sale or transfer to HFS of various loan portfolios. The second quarter of 2013 includes a reduction of approximately $650 million related to the sale or transfer to HFS of various U.S. loan portfolios and a reduction of approximately $360 million related to the transfer of Credicard to discontinued operations held for sale. Additionally, a reduction of approximately $90 million related to a transfer to HFS of a loan portfolio in Greece and a reduction of approximately $220 million related to foreign currency translation. The first quarter of 2013 includes reductions of approximately $855 million related to the sale or transfer to HFS of various U.S. loan portfolios and a reduction of approximately $165 million related to a transfer to HFS of a loan portfolio in Greece.

(3)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,370	$15,520	$17,890	$2,584	$17,064	$19,648
Charge-offs	(43)	(2,543)	(2,586)	(264)	(8,117)	(8,381)
Recoveries	61	428	489	126	1,530	1,656
Replenishment of net charge-offs	(18)	2,115	2,097	138	6,587	6,725
Net reserve releases	(99)	(393)	(492)	(226)	(1,347)	(1,573)
Net specific reserve releases	87	(117)	(30)	2	(207)	(205)
Other	(18)	(435)	(453)	(20)	(935)	(955)
Ending balance	$2,340	$14,575	$16,915	$2,340	$14,575	$16,915

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,708	$18,872	$21,580	$2,776	$22,679	$25,455
Charge-offs	(148)	(2,826)	(2,974)	(305)	(9,370)	(9,675)
Recoveries	52	492	544	119	1,640	1,759
Replenishment of net charge-offs	96	2,334	2,430	186	7,730	7,916
Net reserve releases	18	(785)	(767)	(111)	(1,604)	(1,715)
Net specific reserve builds (releases)	(45)	34	(11)	27	(535)	(508)
Other	12	(209)	(197)	1	(2,628)	(2,627)
Ending balance	$2,693	$17,912	$20,605	$2,693	$17,912	$20,605

	September 30, 2014			December 31, 2013
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450-20	$1,995	$10,364	$12,359	$2,232	$12,402	$14,634
Determined in accordance with ASC 310-10-35	267	4,192	4,459	268	4,633	4,901
Determined in accordance with ASC 310-30	78	19	97	84	29	113
Total allowance for loan losses	$2,340	$14,575	$16,915	$2,584	$17,064	$19,648
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450-20	$271,391	$354,662	$626,053	$265,230	$368,449	$633,679
Loans individually evaluated for impairment in accordance with ASC 310-10-35	1,666	21,203	22,869	2,222	23,793	26,015
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	85	408	493	117	632	749
Loans held at fair value	4,366	45	4,411	4,072	957	5,029
Total loans, net of unearned income	$277,508	$376,318	$653,826	$271,641	$393,831	$665,472

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill during the first nine months of 2014 were as follows:

In millions of dollars
Balance at December 31, 2013	25,009
Foreign exchange translation and other	1
Divestitures	(2)
Balance at March 31, 2014	$25,008
Foreign exchange translation and other	208
Divestitures	(129)
Balance at June 30, 2014	25,087
Foreign exchange translation and other	(586)
Divestitures	(1)
Balance at September 30, 2014	24,500

The goodwill impairment testing process, including the methodology and assumptions used to estimate the fair value of the reporting units, is disclosed in more detail in Note 1 of Citigroup’s 2013 Annual Report on Form 10-K.
During the first nine months of 2014, no goodwill was written off due to impairment. The Company performed its annual goodwill impairment test during the third quarter of 2014 resulting in no impairment for any of the reporting units. The fair values of the Company’s reporting units as of the most recent goodwill impairment tests substantially exceeded their carrying values and did not indicate a more likely than not risk of impairment.

The following table shows reporting units with goodwill balances as of September 30, 2014.

In millions of dollars
Reporting Unit(1)	Goodwill
North America Global Consumer Banking	$6,765
EMEA Global Consumer Banking	346
Asia Global Consumer Banking	4,987
Latin America Global Consumer Banking	1,733
Banking	3,786
Markets and Securities Services	6,841
Latin America Retirement Services	42
Total	$24,500

(1)	Citi Holdings—Other is excluded from the table as there is no goodwill allocated to it.

Intangible Assets
The components of intangible assets as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,521	$6,229	$1,292	$7,552	$6,006	$1,546
Core deposit intangibles	1,210	1,059	151	1,255	1,052	203
Other customer relationships	615	344	271	675	389	286
Present value of future profits	237	154	83	238	146	92
Indefinite-lived intangible assets	314	—	314	323	—	323
Other(1)	5,088	2,674	2,414	5,073	2,467	2,606
Intangible assets (excluding MSRs)	$14,985	$10,460	$4,525	$15,116	$10,060	$5,056
Mortgage servicing rights (MSRs)	2,093	—	2,093	2,718	—	2,718
Total intangible assets	$17,078	$10,460	$6,618	$17,834	$10,060	$7,774

(1)	Includes contract-related intangible assets.

The changes in intangible assets during the nine months ended September 30, 2014 were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2013	Acquisitions/ divestitures	Amortization	Impairments	FX and other (1)	September 30, 2014
Purchased credit card relationships	$1,546	$(9)	$(247)		$2	$1,292
Core deposit intangibles	203	(6)	(44)		(2)	151
Other customer relationships	286	14	(21)		(8)	271
Present value of future profits	92	—	(9)		—	83
Indefinite-lived intangible assets	323	(2)	—		(7)	314
Other	2,606		(252)	(2)	62	2,414
Intangible assets (excluding MSRs)	$5,056	$(3)	$(573)	$(2)	$47	$4,525
Mortgage servicing rights (MSRs) (2)	2,718					2,093
Total intangible assets	$7,774					$6,618

(1)	Includes foreign exchange translation and purchase accounting adjustments.

(2)	See Note 20 to the Consolidated Financial Statements for the roll-forward of MSRs.

17.   DEBT
Short-Term Borrowings

In millions of dollars	September 30, 2014	December 31, 2013
Commercial paper
Significant Citibank Entities(1)	$17,600	$17,677
Parent(2)	163	201
Total Commercial paper	$17,763	$17,878
Other borrowings (3)	47,075	41,066
Total	$64,838	$58,944

(1)	Significant Citibank Entities consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)	Parent includes the parent holding company (Citigroup Inc.) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup.

(3)	At both September 30, 2014 and December 31, 2013, collateralized short-term advances from the Federal Home Loan Banks were $11 billion.

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

Long-Term Debt

In millions of dollars	September 30, 2014	December 31, 2013
Citigroup Inc.(1)	$147,892	$156,804
Bank(2)	67,908	56,457
Broker-dealer(3)	8,042	7,855
Total(4)	$223,842	$221,116

(1)	Parent holding company, Citigroup Inc.

(2)
Represents the Significant Citibank Entities as well as other Citibank and Banamex entities. At September 30, 2014 and December 31, 2013, collateralized long-term advances from the Federal Home Loan Banks were $23.3 billion and $14.0 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(4)	Includes senior notes with carrying values of $87 million issued to outstanding Safety First Trusts at December 31, 2013. As of September 30, 2014, no amounts were outstanding to these trusts.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion and $3.9 billion at September 30, 2014 and December 31, 2013, respectively (for the structure and terms of Citi’s trust preferred securities, see Note 18 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K).

The following table summarizes the Company’s outstanding trust preferred securities at September 30, 2014:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875%	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	162	6.829%	50	162	June 28, 2067	June 28, 2017
Total obligated			$2,602			$2,608
Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

18.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 are as follows:
Three months ended September 30, 2014:

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)(4)	Accumulated other comprehensive income (loss)
Balance, June 30, 2014	$(206)	$(1,007)	$(4,166)	$(12,768)	$(18,147)
Other comprehensive income (losses) before reclassifications	$(173)	$(42)	$17	$(1,721)	$(1,919)
Increase (decrease) due to amounts reclassified from AOCI	(34)	70	54	—	90
Change, net of taxes	$(207)	$28	$71	$(1,721)	$(1,829)
Balance at September 30, 2014	$(413)	$(979)	$(4,095)	$(14,489)	$(19,976)
Nine months ended September 30, 2014:

In millions of dollars
Balance, December 31, 2013	$(1,640)	$(1,245)	$(3,989)	$(12,259)	$(19,133)
Other comprehensive income (losses) before reclassifications	$1,242	$62	$(240)	$(2,230)	$(1,166)
Increase (decrease) due to amounts reclassified from AOCI	(15)	204	134	—	323
Change, net of taxes	$1,227	$266	$(106)	$(2,230)	$(843)
Balance at September 30, 2014	$(413)	$(979)	$(4,095)	$(14,489)	$(19,976)
Three months ended September 30, 2013:

In millions of dollars
Balance, June 30, 2013	$(1,301)	$(1,671)	$(4,615)	$(12,337)	$(19,924)
Other comprehensive income before reclassifications	$7	$177	$261	$506	$951
Increase (decrease) due to amounts reclassified from AOCI	(15)	153	37	—	175
Change, net of taxes	$(8)	$330	$298	$506	$1,126
Balance at September 30, 2013	$(1,309)	$(1,341)	$(4,317)	$(11,831)	$(18,798)
Nine months ended September 30, 2013:

In millions of dollars
Balance, December 31, 2012	$597	$(2,293)	$(5,270)	$(9,930)	$(16,896)
Other comprehensive income (losses) before reclassifications	$(1,582)	$509	$836	$(1,901)	$(2,138)
Increase (decrease) due to amounts reclassified from AOCI	(324)	443	117	—	236
Change, net of taxes	$(1,906)	$952	$953	$(1,901)	$(1,902)
Balance at September 30, 2013	$(1,309)	$(1,341)	$(4,317)	$(11,831)	$(18,798)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the Mexican peso, Euro, British pound, and Australian dollar against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended September 30, 2014. Primarily reflects the movements in (by order of impact) the Korean won, British pound, Euro, and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2014. Primarily reflects the movements in the Russian ruble, Argentine peso, Korean won, and Japanese yen against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2014. Primarily reflects the movements in (by order of impact) the Korean won, Euro, British pound, Mexican peso and Polish zloty against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended September 30, 2013. Primarily reflects the movements in (by order of impact) the Mexican peso, Australian dollar, Indian rupee, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2013. primarily reflects the movements in (by order of impact) the Mexican peso, Japanese yen, British pound, and Korean won against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2013.

(4)	Reclassified to reflect the allocation of foreign currency translation between net unrealized gains (losses) on investment securities to CTA.
The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 are as follows:
Three months ended September 30, 2014:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, June 30, 2014	$(25,645)	$7,498	$(18,147)
Change in net unrealized gains (losses) on investment securities	(321)	114	(207)
Cash flow hedges	45	(17)	28
Benefit plans	107	(36)	71
Foreign currency translation adjustment	(2,094)	373	(1,721)
Change	$(2,263)	$434	$(1,829)
Balance, September 30, 2014	$(27,908)	$7,932	$(19,976)
Nine months ended September 30, 2014:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2013	$(27,596)	$8,463	$(19,133)
Change in net unrealized gains (losses) on investment securities	1,967	(740)	1,227
Cash flow hedges	431	(165)	266
Benefit plans	(187)	81	(106)
Foreign currency translation adjustment	(2,523)	293	(2,230)
Change	$(312)	$(531)	$(843)
Balance, September 30, 2014	$(27,908)	$7,932	$(19,976)
Three months ended September 30, 2013:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, June 30, 2013	$(28,846)	$8,922	$(19,924)
Change in net unrealized gains (losses) on investment securities	(20)	12	(8)
Cash flow hedges	514	(184)	330
Benefit plans	326	(28)	298
Foreign currency translation adjustment	338	168	506
Change	$1,158	$(32)	$1,126
Balance, September 30, 2013	$(27,688)	$8,890	$(18,798)
Nine months ended September 30, 2013:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2012	$(25,334)	$8,438	$(16,896)
Change in net unrealized gains (losses) on investment securities	(3,013)	1,107	(1,906)
Cash flow hedges	1,519	(567)	952
Benefit plans	1,323	(370)	953
Foreign currency translation adjustment	(2,183)	282	(1,901)
Change	$(2,354)	$452	$(1,902)
Balance, September 30, 2013	$(27,688)	$8,890	$(18,798)

During the three and nine months ended September 30, 2014, respectively, the Company recognized a pretax loss of $154 million ($90 million net of tax) and a pretax loss of $527 million ($323 million net of tax) related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Realized (gains) losses on sales of investments	$(136)	$(348)
OTTI gross impairment losses	91	329
Subtotal, pretax	$(45)	$(19)
Tax effect	11	4
Net realized (gains) losses on investment securities, after-tax(1)	$(34)	$(15)
Interest rate contracts	$84	$218
Foreign exchange contracts	30	114
Subtotal, pretax	$114	$332
Tax effect	(44)	(128)
Amortization of cash flow hedges, after-tax(2)	$70	$204
Amortization of unrecognized
Prior service cost (benefit)	$(11)	$(30)
Net actuarial loss	63	183
Curtailment/settlement impact (3)	33	61
Subtotal, pretax	$85	$214
Tax effect	(31)	(80)
Amortization of benefit plans, after-tax(3)	$54	$134
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$154	$527
Total tax effect	(64)	(204)
Total amounts reclassified out of AOCI, after-tax	$90	$323

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 21 to the Consolidated Financial Statements for additional details.

(3)	See Notes 1 and 8 to the Consolidated Financial Statements for additional details.

During the three and nine months ended September 30, 2013, respectively, the Company recognized a pretax loss of $286 million ($175 million net of tax) and a pretax loss of $416 million ($236 million net of tax) related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three Months Ended September 30, 2013	Nine months ended September 30, 2013

Realized (gains) losses on sales of investments	$(63)	$(764)
OTTI gross impairment losses	39	270
Subtotal, pretax	$(24)	$(494)
Tax effect	9	170
Net realized (gains) losses on investment securities, after-tax(1)	$(15)	$(324)
Interest rate contracts	$211	$596
Foreign exchange contracts	38	124
Subtotal, pretax	$249	$720
Tax effect	(96)	(277)
Amortization of cash flow hedges, after-tax(2)	$153	$443
Amortization of unrecognized
Prior service cost (benefit)	$2	$7
Net actuarial loss	61	205
Curtailment/settlement impact(3)	(2)	(2)
Cumulative effect of change in accounting policy(3)	—	(20)
Subtotal, pretax	$61	$190
Tax effect	(24)	(73)
Amortization of benefit plans, after-tax(3)	$37	$117
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$286	$416
Total tax effect	(111)	(180)
Total amounts reclassified out of AOCI, after-tax	$175	$236

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 21 to the Consolidated Financial Statements for additional details.

(3)	See Notes 1 and 8 to the Consolidated Financial Statements for additional details.

19.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding at September 30, 2014 and December 31, 2013:

						Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate	Redemption price per depositary share/preference share	Number of depositary shares	September 30, 2014	December 31, 2013
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	$25	3,870,330	$97	$97
Series E(2)	April 28, 2008	April 30, 2018	8.400%	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950%	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900%	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800%	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350%	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125%	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875%	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875%	25	19,200,000	480	—
Series M(10)	April 30, 2014	May 15, 2024	6.300%	1,000	1,750,000	1,750	—
						$8,968	$6,738

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

Through the third quarter of 2014, Citi had distributed $352 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of September 30, 2014, Citi estimates it will distribute preferred dividends of approximately $159 million during the remainder of 2014, in each case assuming such dividends are approved by the Citi Board of Directors.
On October 29, 2014, Citi issued $1.5 billion of Series N Preferred Stock as depository shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. The dividend rate is 5.800% per annum, payable semi-annually on each May 15 and November 15, from issuance to, but excluding, November 15, 2019, and thereafter a floating rate equal to three-month LIBOR plus 4.093% per annum, payable quarterly on each February 15, May 15, August 15 and November 15, in each case when, as and if declared by the Citi Board of Directors.

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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of September 30, 2014 and December 31, 2013, is presented below:

	As of September 30, 2014
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$59,448	$59,448	$—	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	232,316	—	232,316	3,196	—	—	23	3,219
Non-agency-sponsored	5,502	349	5,153	377	—	—	—	377
Citi-administered asset-backed commercial paper conduits (ABCP)	30,213	30,213	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,772	—	3,772	62	—	—	—	62
Collateralized loan obligations (CLOs)	17,675	—	17,675	1,728	—	—	—	1,728
Asset-based financing	56,320	1,560	54,760	20,582	94	2,115	347	23,138
Municipal securities tender option bond trusts (TOBs)	12,187	6,642	5,545	14	—	3,626	—	3,640
Municipal investments	16,511	137	16,374	1,962	2,041	1,074	—	5,077
Client intermediation	1,749	256	1,493	12	—	—	10	22
Investment funds (5)	33,259	1,877	31,382	13	385	74	—	472
Trust preferred securities	2,646	—	2,646	—	6	—	—	6
Other	2,494	315	2,179	133	617	31	76	857
Total	$474,092	$100,797	$373,295	$28,079	$3,143	$6,920	$456	$38,598
Citi Holdings
Credit card securitizations	$345	$76	$269	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	36,286	—	36,286	240	—	—	98	338
Non-agency-sponsored	10,695	366	10,329	20	—	—	1	21
Student loan securitizations	—	—	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	2,786	—	2,786	246	—	—	139	385
Collateralized loan obligations (CLOs)	1,078	—	1,078	60	—	—	—	60
Asset-based financing	1,930	3	1,927	216	3	90	—	309
Municipal investments	6,957	—	6,957	3	180	920	—	1,103
Investment funds	591	—	591	—	—	—	—	—
Other	2,653	2,647	6	—	—	—	—	—
Total	$63,321	$3,092	$60,229	$785	$183	$1,010	$238	$2,216
Total Citigroup	$537,413	$103,889	$433,524	$28,864	$3,326	$7,930	$694	$40,814

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s September 30, 2014 Consolidated Balance Sheet.

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

•
certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $14 billion and $16 billion at September 30, 2014 and December 31, 2013, respectively; and

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Liquidity	Loan	Liquidity	Loan
In millions of dollars	facilities	commitments	facilities	commitments
Citicorp
Asset-based financing	$5	$2,110	$5	$1,127
Municipal securities tender option bond trusts (TOBs)	3,626	—	3,881	—
Municipal investments	—	1,074	—	1,173
Investment funds	—	74	—	81
Other	—	31	—	20
Total Citicorp	$3,631	$3,289	$3,886	$2,401
Citi Holdings
Asset-based financing	$—	$90	$—	$258
Municipal investments	—	920	—	939
Total Citi Holdings	$—	$1,010	$—	$1,197
Total Citigroup funding commitments	$3,631	$4,299	$3,886	$3,598
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
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.1	$0.1	$0.2	$0.2	$0.2	$0.4
Trading account assets	0.8	—	0.8	1.0	—	1.0
Investments	9.9	—	9.9	10.9	—	10.9
Total loans, net	89.3	2.6	91.9	83.2	8.7	91.9
Other	0.7	0.3	1.0	1.1	0.2	1.3
Total assets	$100.8	$3.0	$103.8	$96.4	$9.1	$105.5
Short-term borrowings	$24.2	$—	$24.2	$24.3	$—	$24.3
Long-term debt	38.2	2.0	40.2	32.8	2.0	34.8
Other liabilities	0.8	0.1	0.9	0.9	0.1	1.0
Total liabilities	$63.2	$2.1	$65.3	$58.0	$2.1	$60.1

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$4.3	$0.3	$4.6	$4.8	$0.6	$5.4
Investments	2.5	0.2	2.7	3.7	0.4	4.1
Total loans, net	22.5	0.2	22.7	18.3	0.6	18.9
Other	1.9	0.2	2.1	2.2	0.5	2.7
Total assets	$31.2	$0.9	$32.1	$29.0	$2.1	$31.1
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
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables as of September 30, 2014 and December 31, 2013:

	Citicorp		Citi Holdings
In billions of dollars	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$37.9	$32.3	$—	$—
Retained by Citigroup as trust-issued securities	10.0	8.1	—	1.3
Retained by Citigroup via non-certificated interests	11.6	12.1	—	—
Total ownership interests in principal amount of trust credit card receivables	$59.5	$52.5	$—	$1.3

Credit Card Securitizations—Citicorp
The following tables summarize selected cash flow information related to Citicorp’s credit card securitizations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$3.1	$4.9
Pay down of maturing notes	(2.8)	—

	Nine months ended September 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$9.8	$7.4
Pay down of maturing notes	(4.1)	(1.6)

Credit Card Securitizations—Citi Holdings
The following tables summarize selected cash flow information related to Citi Holdings’ credit card securitizations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$—	$0.2
Pay down of maturing notes	—	—

	Nine months ended September 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$0.1	$0.2
Pay down of maturing notes	—	(0.1)

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

Funding, Liquidity Facilities and Subordinated Interests
As noted above, Citigroup securitizes credit card receivables through two securitization trusts—Master Trust, which is part of Citicorp, and Omni Trust, which is also substantially all part of Citicorp. The liabilities of the trusts are included in the Consolidated Balance Sheet, excluding those retained by Citigroup.
Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 2.9 years as of September 30, 2014 and 3.1 years as of December 31, 2013.

Master Trust Liabilities (at par value)

In billions of dollars	September 30, 2014	Dec. 31, 2013
Term notes issued to third parties	$36.4	$27.9
Term notes retained by Citigroup affiliates	8.1	6.2
Total Master Trust liabilities	$44.5	$34.1

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.1 years as of September 30, 2014 and 0.7 years as of December 31, 2013.

Omni Trust Liabilities (at par value)

In billions of dollars	September 30, 2014	Dec. 31, 2013
Term notes issued to third parties	$1.5	$4.4
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.4	$6.3

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

Mortgage Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp mortgage securitizations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$6.2	$1.7	$15.4	$2.0
Contractual servicing fees received	0.1	—	0.1	—

	Nine months ended September 30,
	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$19.4	$6.9	$54.2	$5.0
Contractual servicing fees received	0.3	—	0.3	—
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $16 million and $28 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, gains recognized on the securitization of non-agency sponsored mortgages were $9 million and $38 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $3 million and $147 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2013, gains recognized on the securitization of non-agency sponsored mortgages were $13 million and $45 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 14.7%	—	6.7% to 9.0%
Weighted average discount rate	12.3%	—	8.7%
Constant prepayment rate	4.6% to 18.1%	—	0.5% to 8.9%
Weighted average constant prepayment rate	5.8%	—	1.7%
Anticipated net credit losses (2)	NM	—	8.9% to 40.0%
Weighted average anticipated net credit losses	NM	—	35.6%
Weighted average life	5.2 to 8.9 years	—	6.7 to 7.3 years

	Three months ended September 30, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 12.2%	3.9%	0.1% to 9.8%
Weighted average discount rate	10.0%	3.9%	6.1%
Constant prepayment rate	2.4% to 19.0%	5.4%	0.1% to 11.2%
Weighted average constant prepayment rate	4.5%	5.4%	6.8%
Anticipated net credit losses (2)	NM	47.8%	0.1% to 49.0%
Weighted average anticipated net credit losses	NM	47.8%	29.6%
Weighted average life	5.3 to 8.4 years	7.0 years	10.0 to 10.2 years

	Nine months ended September 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 14.7%	1.4% to 4.6%	2.6% to 9.1%
Weighted average discount rate	11.1%	3.8%	7.8%
Constant prepayment rate	0.0% to 18.1%	0.0%	0.5% to 8.9%
Weighted average constant prepayment rate	5.4%	0.0%	3.2%
Anticipated net credit losses (2)	NM	40.0%	8.9% to 58.5%
Weighted average anticipated net credit losses	NM	40.0%	43.1%
Weighted average life	0.0 to 9.7 years	2.6 to 8.6 years	3.0 to 14.5 years

	Nine months ended September 30, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 12.4%	2.3% to 4.3%	0.1% to 19.2%
Weighted average discount rate	10.0%	3.4%	7.6%
Constant prepayment rate	2.4% to 21.4%	5.4% to 10.0%	0.1% to 11.2%
Weighted average constant prepayment rate	5.3%	7.2%	6.9%
Anticipated net credit losses (2)	NM	47.2% to 53.0%	0.1% to 89.0%
Weighted average anticipated net credit losses	NM	49.3%	49.3%
Weighted average life	0.1 to 11.8 years	2.9 to 9.7 years	2.5 to 16.5 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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
At September 30, 2014 and December 31, 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	September 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 22.0%	1.0% to 17.3%	1.6% to 18.2%
Weighted average discount rate	8.6%	6.0%	8.7%
Constant prepayment rate	5.4% to 36.4%	3.1% to 100.0%	0.5% to 16.0%
Weighted average constant prepayment rate	12.1%	19.8%	6.4%
Anticipated net credit losses (2)	NM	0.0% to 40.0%	1.6% to 40.0%
Weighted average anticipated net credit losses	NM	27.5%	15.2%
Weighted average life	0.1 to 19.0 years	0.7 to 11.9 years	0.9 to 25.3 years

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.1% to 20.9%	0.5% to 17.4%	2.1% to 19.6%
Weighted average discount rate	6.9%	5.5%	11.2%
Constant prepayment rate	6.2% to 30.4%	1.3% to 100.0%	1.4% to 23.1%
Weighted average constant prepayment rate	11.1%	6.4%	7.4%
Anticipated net credit losses (2)	NM	0.1% to 80.0%	25.5% to 81.9%
Weighted average anticipated net credit losses	NM	49.5%	52.8%
Weighted average life	2.1 to 14.1 years	0.0 to 11.9 years	0.0 to 26.0 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at September 30, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,470	$158	$502
Discount rates
Adverse change of 10%	$(78)	$(3)	$(30)
Adverse change of 20%	(152)	(5)	(58)
Constant prepayment rate
Adverse change of 10%	(81)	(1)	(8)
Adverse change of 20%	(157)	(2)	(17)
Anticipated net credit losses
Adverse change of 10%	NM	(2)	(10)
Adverse change of 20%	NM	(2)	(17)

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,519	$293	$429
Discount rates
Adverse change of 10%	$(76)	$(6)	$(25)
Adverse change of 20%	(148)	(11)	(48)
Constant prepayment rate
Adverse change of 10%	(96)	(1)	(7)
Adverse change of 20%	(187)	(2)	(14)
Anticipated net credit losses
Adverse change of 10%	NM	(2)	(7)
Adverse change of 20%	NM	(3)	(14)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings mortgage securitizations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.1	$—	$0.1	$—
Contractual servicing fees received	—	—	0.1	—

	Nine months ended September 30,
	2014		2013
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.2	$—	$0.1	$—
Contractual servicing fees received	0.1	—	0.2	—
Gains recognized on the securitization of U.S. agency-sponsored mortgages were $10 million and $30 million for the three and nine months ended September 30, 2014, respectively. Gains recognized on the securitization of U.S. agency-sponsored mortgages were $7 million and $14 million for the three and nine months ended September 30, 2013, respectively.
The Company did not securitize non-agency-sponsored mortgages for the quarters ended September 30, 2014 and 2013.
Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.
At September 30, 2014 and December 31, 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	September 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	4.4% to 32.4%	35.8%	—
Weighted average discount rate	19.1%	35.8%	—
Constant prepayment rate	18.1% to 28.0%	11.7%	—
Weighted average constant prepayment rate	27.7%	11.7%	—
Anticipated net credit losses	NM	0.2%	—
Weighted average anticipated net credit losses	NM	0.2%	—
Weighted average life	4.1 to 7.2 years	3.3 years	—

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	0.0% to 49.3%	9.9%	—
Weighted average discount rate	9.5%	9.9%	—
Constant prepayment rate	9.6% to 26.2%	12.3% to 27.3%	—
Weighted average constant prepayment rate	20.0%	15.6%	—
Anticipated net credit losses	NM	0.3%	—
Weighted average anticipated net credit losses	NM	0.3%	—
Weighted average life	2.3 to 7.6 years	5.2 years	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)	Citi Holdings held no subordinated interests in mortgage securitizations as of September 30, 2014 and December 31, 2013.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at September 30, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$238	$24	$—
Discount rates
Adverse change of 10%	$(7)	$(3)	$—
Adverse change of 20%	(14)	(5)	—
Constant prepayment rate
Adverse change of 10%	(6)	(2)	—
Adverse change of 20%	(12)	(4)	—
Anticipated net credit losses
Adverse change of 10%	NM	(4)	—
Adverse change of 20%	NM	(8)	—

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$585	$50	$—
Discount rates
Adverse change of 10%	$(16)	$(3)	$—
Adverse change of 20%	(32)	(5)	—
Constant prepayment rate			—
Adverse change of 10%	(33)	(3)	—
Adverse change of 20%	(65)	(6)	—
Anticipated net credit losses
Adverse change of 10%	NM	(5)	—
Adverse change of 20%	NM	(11)	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
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
These transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $2.1 billion and $2.6 billion at September 30, 2014 and 2013, respectively. Of these amounts, approximately $1.9 billion and $2.0 billion, respectively, were specific to Citicorp, with the remainder to Citi Holdings. The MSRs correspond to principal loan balances of $232 billion and $295 billion as of September 30, 2014 and 2013, respectively. The following tables summarize the changes in capitalized MSRs for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
In millions of dollars	2014	2013
Balance, as of June 30	$2,282	$2,524
Originations	52	167
Changes in fair value of MSRs due to changes in inputs and assumptions	(11)	11
Other changes (1)	(108)	(121)
Sale of MSRs	(122)	(1)
Balance, as of September 30	$2,093	$2,580

	Nine months ended September 30,
In millions of dollars	2014	2013
Balance, beginning of year	$2,718	$1,942
Originations	151	543
Changes in fair value of MSRs due to changes in inputs and assumptions	(186)	481
Other changes (1)	(333)	(384)
Sale of MSRs	(257)	(2)
Balance, as of September 30	$2,093	$2,580

(1)	Represents changes due to customer payments and passage of time.

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

The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2014	2013	2014	2013
Servicing fees	$159	$196	$491	$611
Late fees	5	12	20	31
Ancillary fees	11	27	47	79
Total MSR fees	$175	$235	$558	$721

These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the three and nine months ended September 30, 2014, Citi transferred non-agency (private-label) securities with an original par value of approximately $81 million and $470 million, respectively, to re-securitization entities, compared to $284 million and $680 million for the three and nine months ended September 30, 2013. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of September 30, 2014, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $375 million (including $46 million related to re-securitization transactions executed in 2014), which has been recorded in Trading account assets. Of this amount, approximately $10 million was related to senior beneficial interests and approximately $365 million was related to subordinated beneficial interests. As of December 31, 2013, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $425 million (including $131 million related to re-securitization transactions executed in 2013). Of this amount, approximately $58 million was related to senior beneficial interests, and approximately $367 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of September 30, 2014 and December 31, 2013 was approximately $4.7 billion and $6.1 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2014, Citi transferred agency securities with a fair value of approximately $5.4 billion and $16.7 billion, respectively, to re-securitization entities compared to approximately $5.3 billion and $20.1 billion for the three and nine months ended September 30, 2013.
As of September 30, 2014, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.3 billion (including $998 million related to re-securitization transactions executed in 2014) compared to $1.5 billion as of December 31, 2013 (including

$1.2 billion related to re-securitization transactions executed in 2013), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2014 and December 31, 2013 was approximately $69.3 billion and $75.5 billion, respectively.
As of September 30, 2014 and December 31, 2013, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings. At September 30, 2014 and December 31, 2013, the conduits had approximately $30 billion and $32 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $15.2 billion and $13.5 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At the respective periods ended September 30, 2014 and December 31, 2013, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 63 and 67 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. One conduit holds only loans that are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $2.3 billion as of September 30, 2014 and December 31, 2013. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. The amount of commercial paper issued by its administered conduits held in inventory fluctuates based on market conditions and activity. At September 30, 2014 and December 31, 2013, the Company owned $12.3 billion and

$13.9 billion, respectively, of the commercial paper issued by its administered conduits.
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

Key Assumptions and Retained Interests—Citicorp
At September 30, 2014 and December 31, 2013, the key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	September 30, 2014	December 31, 2013
Discount rate	1.5% to 1.6%	1.5% to 1.6%

September 30, 2014
In millions of dollars	CLO
Carrying value of retained interests	$1,542
Value of underlying portfolio
Adverse change of 10%	$(10)
Adverse change of 20%	(20)

December 31, 2013
In millions of dollars	CLO
Carrying value of retained interests	$1,333
Value of underlying portfolio
Adverse change of 10%	$(7)
Adverse change of 20%	(14)

Key Assumptions and Retained Interests—Citi Holdings
At September 30, 2014 and December 31, 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

September 30, 2014
	CDOs	CLOs
Discount rate	44.4% to 48.9%	4.5% to 5.0%

December 31, 2013
	CDOs	CLOs
Discount rate	44.3% to 48.7%	4.5% to 5.0%

	September 30, 2014
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$6	$8
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(2)	—

	December 31, 2013
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$19	$31
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(2)	—

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

Asset-Based Financing—Citicorp
The primary types of Citicorp’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at September 30, 2014 and December 31, 2013 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$21,090	$6,922
Corporate loans	460	475
Airplanes, ships and other assets	33,210	15,741
Total	$54,760	$23,138

	December 31, 2013
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$14,042	$3,902
Corporate loans	2,221	1,754
Airplanes, ships and other assets	28,650	13,197
Total	$44,913	$18,853

The following table summarizes selected cash flow information related to asset-based financings for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$—	$—
Cash flows received on retained interest and other net cash flows	$—	$—

	Nine months ended September 30,
In billions of dollars	2014	2013
Proceeds from new securitizations	$0.5	$—
Cash flows received on retained interest and other net cash flows	$0.2	$0.6

The key assumption used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% is set forth in the tables below for the following periods presented:

	Sept. 30, 2014	Dec. 31, 2013
Discount rate	N/A	3.0%

September 30, 2014
In millions of dollars	Asset-based financing
Carrying value of retained interests	$—
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

December 31, 2013
In millions of dollars	Asset-based financing
Carrying value of retained interests	$1,316
Value of underlying portfolio
Adverse change of 10%	$(11)
Adverse change of 20%	(23)

Asset-Based Financing—Citi Holdings
The primary types of Citi Holdings’ asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at September 30, 2014 and December 31, 2013 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$715	$228
Corporate loans	—	—
Airplanes, ships and other assets	1,212	81
Total	$1,927	$309

	December 31, 2013
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$774	$298
Corporate loans	112	96
Airplanes, ships and other assets	2,619	496
Total	$3,505	$890

The following table summarizes selected cash flow information related to asset-based financings for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
In billions of dollars	2014	2013
Cash flows received on retained interest and other net cash flows	$—	$—

	Nine months ended September 30,
In billions of dollars	2014	2013
Cash flows received on retained interest and other net cash flows	$0.1	$0.2

At September 30, 2014 and December 31, 2013, the effects of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests are set forth in the tables below:

September 30, 2014
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
The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters, and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company’s inventory of Floaters fluctuates over time. At September 30, 2014 and December 31, 2013, the Company

held $23 million and $176 million, respectively, of Floaters related to both customer and non-customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At September 30, 2014 and December 31, 2013 approximately $218 million and $230 million, respectively, of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.
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
At September 30, 2014 and December 31, 2013, liquidity agreements provided with respect to customer TOB trusts totaled $3.6 billion and $3.9 billion, respectively, of which $2.5 billion and $2.8 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.4 billion and $5.4 billion as of September 30, 2014 and December 31, 2013, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.
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
The proceeds from new securitizations related to the Company’s client intermediation transactions for the three and nine months ended September 30, 2014 totaled approximately $0.5 billion and $1.7 billion, respectively.

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

Information pertaining to the volume of derivative activity is provided in the table below. The notional amounts, for both long and short derivative positions, of Citigroup’s derivative instruments as of September 30, 2014 and December 31, 2013 are presented in the table below.
Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Interest rate contracts
Swaps	$172,774	$132,823	$34,796,574	$36,370,196	$68,093	$93,286
Futures and forwards	—	20	6,579,341	6,129,742	38,233	61,398
Written options	—	—	3,349,604	3,342,832	4,132	3,103
Purchased options	—	—	3,278,606	3,240,990	4,560	3,185
Total interest rate contract notionals	$172,774	$132,843	$48,004,125	$49,083,760	$115,018	$160,972
Foreign exchange contracts
Swaps	$25,923	$22,402	$4,405,719	$3,298,500	$24,214	$20,013
Futures and forwards	75,176	79,646	2,240,032	1,982,303	10,819	14,226
Written options	238	101	1,573,970	1,037,433	—	—
Purchased options	238	106	1,593,341	1,029,872	—	71
Total foreign exchange contract notionals	$101,575	$102,255	$9,813,062	$7,348,108	$35,033	$34,310
Equity contracts
Swaps	$—	$—	$122,190	$100,019	$—	$—
Futures and forwards	—	—	26,459	23,161	—	—
Written options	—	—	374,468	333,945	—	—
Purchased options	—	—	332,799	266,570	—	—
Total equity contract notionals	$—	$—	$855,916	$723,695	$—	$—
Commodity and other contracts
Swaps	$—	$—	$161,538	$81,112	$—	$—
Futures and forwards	1,201	—	105,036	98,265	—	—
Written options	—	—	117,188	100,482	—	—
Purchased options	—	—	111,742	97,626	—	—
Total commodity and other contract notionals	$1,201	$—	$495,504	$377,485	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$1,161,986	$1,143,363	$—	$—
Protection purchased	—	95	1,201,251	1,195,223	15,428	19,744
Total credit derivatives	$—	$95	$2,363,237	$2,338,586	$15,428	$19,744
Total derivative notionals	$275,550	$235,193	$61,531,844	$59,871,634	$165,479	$215,026

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $4,198 million and $6,450 million at September 30, 2014 and December 31, 2013, respectively.

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

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amount permitted under ASC 210-20-45 and ASC 815-10-45, as of September 30, 2014 and December 31, 2013.

Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to an enforceable credit support annex are included in the offsetting amount. U.S. GAAP does not permit offsetting for security collateral posted. The table also includes amounts that are not permitted to be offset under ASC 210-20-45 and

ASC 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at September 30, 2014	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$1,159	$189	$3,021	$342
Cleared	2,791	623	1	—
Interest rate contracts	$3,950	$812	$3,022	$342
Over-the-counter	$1,892	$570	$756	$707
Foreign exchange contracts	$1,892	$570	$756	$707
Total derivative instruments designated as ASC 815 hedges	$5,842	$1,382	$3,778	$1,049
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$332,157	$314,791	$39	$1
Cleared	212,808	218,472	8	7
Exchange traded	52	27	719	816
Interest rate contracts	$545,017	$533,290	$766	$824
Over-the-counter	$139,883	$140,359	$—	$17
Cleared	759	713	—	—
Exchange traded	8	21	—	—
Foreign exchange contracts	$140,650	$141,093	$—	$17
Over-the-counter	$17,899	$32,629	$—	$—
Cleared	205	403	—	—
Exchange traded	7,136	2,409	—	—
Equity contracts	$25,240	$35,441	$—	$—
Over-the-counter	$11,392	$12,581	$—	$—
Exchange traded	668	754	—	—
Commodity and other contracts	$12,060	$13,335	$—	$—
Over-the-counter	$37,541	$37,535	$118	$403
Cleared	3,290	3,365	5	140
Credit derivatives(4)	$40,831	$40,900	$123	$543
Total derivatives instruments not designated as ASC 815 hedges	$763,798	$764,059	$889	$1,384
Total derivatives	$769,640	$765,441	$4,667	$2,433
Cash collateral paid/received(5)(6)	$3,258	$11,828	$197	$292
Less: Netting agreements(7)	(674,769)	(674,769)	—	—
Less: Netting cash collateral received/paid(8)	(40,435)	(43,789)	(2,297)	—
Net receivables/payables included on the Consolidated Balance Sheet(9)	$57,694	$58,711	$2,567	$2,725
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(578)	$(14)	$—	$—
Less: Non-cash collateral received/paid	(9,350)	(5,663)	(997)	—
Total Net receivables/payables(9)	$47,766	$53,034	$1,570	$2,725

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $14,398 million related to protection purchased and $26,433 million related to protection sold as of September 30, 2014. The credit derivatives trading liabilities comprise $27,629 million related to protection purchased and $13,271 million related to protection sold as of September 30, 2014.

(5)
For the trading assets/liabilities, this is the net amount of the $47,047 million and $52,263 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $43,789 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $40,435 million was used to offset trading derivative assets.

(6)
For cash collateral received with respect to non-trading derivative liabilities, this is the net amount of $2,589 million of the gross cash collateral received, of which $2,297 million is netted against OTC non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances for the same counterparty under enforceable netting agreements. Approximately $453 billion, $220 billion and $2 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received is netted against OTC derivative assets. Cash collateral paid of approximately $40 billion and $4 billion is netted against each of the OTC and cleared derivative liabilities, respectively.

(9)
The net receivables/payables include approximately $14 billion and $12 billion of derivative asset and liability fair values as of September 30, 2014, respectively, not subject to enforceable master netting agreements.

In millions of dollars at December 31, 2013	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$956	$306	$3,082	$854
Cleared	2,505	585	5	—
Interest Rate contracts	$3,461	$891	$3,087	$854
Over-the-counter	$1,540	$1,244	$989	$293
Foreign exchange contracts	$1,540	$1,244	$989	$293
Over-the-counter	$—	$—	$—	$2
Credit derivatives	$—	$—	$—	$2
Total derivative instruments designated as ASC 815 hedges	$5,001	$2,135	$4,076	$1,149
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$313,772	$297,115	$37	$9
Cleared	311,114	319,190	27	5
Exchange traded	33	30	—	—
Interest Rate contracts	$624,919	$616,335	$64	$14
Over-the-counter	$89,847	$86,147	$79	$3
Cleared	1,119	1,191	—	—
Exchange traded	48	55	—	—
Foreign exchange contracts	$91,014	$87,393	$79	$3
Over-the-counter	$19,080	$28,458	$—	$—
Exchange traded	5,797	5,834	—	—
Equity contracts	$24,877	$34,292	$—	$—
Over-the-counter	$7,921	$9,059	$—	$—
Exchange traded	1,161	1,111	—	—
Commodity and other Contracts	$9,082	$10,170	$—	$—
Over-the-counter	$38,496	$38,247	$71	$563
Cleared	1,850	2,547	—	—
Credit derivatives(4)	$40,346	$40,794	$71	$563
Total Derivatives instruments not designated as ASC 815 hedges	$790,238	$788,984	$214	$580
Total derivatives	$795,239	$791,119	$4,290	$1,729
Cash collateral paid/received(5)(6)	$6,073	$8,827	$82	$282
Less: Netting agreements(7)	(713,598)	(713,598)	—	—
Less: Netting cash collateral received/paid(8)	(34,893)	(39,094)	(2,951)	—
Net receivables/payables included on the Consolidated Balance Sheet(9)	$52,821	$47,254	$1,421	$2,011
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(365)	$(5)	$—	$—
Less: Non-cash collateral received/paid	(7,478)	(3,345)	(341)	—
Total Net receivables/payables(9)	$44,978	$43,904	$1,080	$2,011

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(6)
For cash collateral received with respect to non-trading derivative liabilities, this is the net amount of $3,233 million of gross cash collateral received of which $2,951 million is netted against non-trading derivative positions within other assets.

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

The amounts recognized in Principal transactions in the Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013 related to derivatives not designated in a qualifying hedging relationship as well as the underlying non-derivative instruments are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-

derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and nine months ended September 30, 2014 and 2013 related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include the offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine months ended September 30,
In millions of dollars	2014	2013	2014	2013
Interest rate contracts	$25	$5	$146	$(245)
Foreign exchange	(1,812)	867	(1,772)	(35)
Credit derivatives	37	(196)	(191)	(367)
Total Citigroup	$(1,750)	$676	$(1,817)	$(647)
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

The following table summarizes the gains (losses) on the Company’s fair value hedges for the three and nine months ended September 30, 2014 and 2013:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,		Nine months ended September 30,
In millions of dollars	2014	2013	2014	2013
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(330)	$(97)	$278	$(2,588)
Foreign exchange contracts	780	343	1,110	90
Commodity contracts	47	—	(56)	—
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$497	$246	$1,332	$(2,498)
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$371	$51	$(283)	$2,519
Foreign exchange hedges	(789)	(296)	(1,157)	6
Commodity hedges	(20)	—	86	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(438)	$(245)	$(1,354)	$2,525
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$44	$(46)	$(2)	$(69)
Foreign exchange hedges	(11)	2	(11)	(4)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$33	$(44)	$(13)	$(73)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(3)	$—	$(3)	$—
Foreign exchange contracts(2)	2	45	(36)	100
Commodity hedges(2)	27	—	30	—
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$26	$45	$(9)	$100

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

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

The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and nine months ended September 30, 2014 and 2013 is not significant. The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three Months Ended September 30,		Nine months ended September 30,
In millions of dollars	2014	2013	2014	2013
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$(70)	$230	$153	$748
Foreign exchange contracts	1	34	(56)	37
Credit derivatives	—	1	2	14
Total effective portion of cash flow hedges included in AOCI	$(69)	$265	$99	$799
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(84)	$(211)	$(218)	$(596)
Foreign exchange contracts	(30)	(38)	(114)	(124)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(114)	$(249)	$(332)	$(720)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, any changes in the fair value of the end-user derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of September 30, 2014 is approximately $0.3 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $2,020 million and $402 million for the three and nine months ended September 30, 2014, respectively and $(534) million and $1,788 million for the three and nine months ended September 30, 2013, respectively.

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
A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note writes credit protection to the issuer and receives a return that could be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the purchaser of the credit-linked note may assume the long position in the debt security and any future cash flows from it but will lose the amount paid to the issuer of the credit-linked note. Thus, the maximum amount of the exposure is the carrying amount of the credit-linked note. As of September 30, 2014 and December 31, 2013, the amount of credit-linked notes held by the Company in trading inventory was immaterial.

The following tables summarize the key characteristics of the Company’s credit derivative portfolio as protection seller as of September 30, 2014 and December 31, 2013:

In millions of dollars at September 30, 2014	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$668,108	$7,250
Broker-dealer	213,263	3,558
Non-financial	5,720	85
Insurance and other financial institutions	274,895	2,378
Total by industry/counterparty	$1,161,986	$13,271
By instrument
Credit default swaps and options	$1,155,278	$13,101
Total return swaps and other	6,708	170
Total by instrument	$1,161,986	$13,271
By rating
Investment grade	$867,548	$2,598
Non-investment grade	294,438	10,673
Total by rating	$1,161,986	$13,271
By maturity
Within 1 year	$249,306	$1,271
From 1 to 5 years	842,025	8,761
After 5 years	70,655	3,239
Total by maturity	$1,161,986	$13,271

(1)	In addition, fair value amounts payable under credit derivatives purchased were $28,172 million.

(2)	In addition, fair value amounts receivable under credit derivatives sold were $26,433 million.

In millions of dollars at December 31, 2013	Maximum potential amount of future payments	Fair value payable(1)(2)
By industry/counterparty
Bank	$727,748	$6,520
Broker-dealer	224,073	4,001
Non-financial	2,820	56
Insurance and other financial institutions	188,722	2,059
Total by industry/counterparty	$1,143,363	$12,636
By instrument
Credit default swaps and options	$1,141,864	$12,607
Total return swaps and other	1,499	29
Total by instrument	$1,143,363	$12,636
By rating
Investment grade	$752,640	$3,242
Non-investment grade	390,723	9,394
Total by rating	$1,143,363	$12,636
By maturity
Within 1 year	$221,562	$858
From 1 to 5 years	853,391	7,492
After 5 years	68,410	4,286
Total by maturity	$1,143,363	$12,636

(1)	In addition, fair value amounts payable under credit derivatives purchased were $28,723 million.

(2)	In addition, fair value amounts receivable under credit derivatives sold were $26,673 million.

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

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that are in a net liability position at September 30, 2014 and December 31, 2013 was $28 billion and $26 billion, respectively. The Company has posted $25 billion and $24 billion as collateral for this exposure in the normal course of business as of September 30, 2014 and December 31, 2013, respectively.
Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of September 30, 2014, the Company would be required to post an additional $2.4 billion as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2.5 billion.

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

Fair Value Hierarchy
ASC 820-10 specifies a hierarchy of inputs based on whether the inputs are observable or unobservable. Observable inputs are developed using market data and reflect market participant assumptions, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair value hierarchy:

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

As required under the fair value hierarchy, the Company considers relevant and observable market inputs in its valuations where possible. The frequency of transactions, the size of the bid-ask spread and the amount of adjustment necessary when comparing similar transactions are all factors in determining the liquidity of markets and the relevance of observed prices in those markets.
The Company’s policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the end of the reporting period.

Determination of Fair Value
For assets and liabilities carried at fair value, the Company measures such value using the procedures set out below, irrespective of whether these assets and liabilities are measured at fair value as a result of an election or whether they are required to be measured at fair value.
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
Based on the observability of inputs used, Product Control classifies the inventory as Level 1, Level 2 or Level 3 of the fair value hierarchy. When a position involves one or more significant inputs that are not directly observable, price verification procedures are performed that may include reviewing relevant historical data, analyzing profit and loss, valuing each component of a structured trade individually, and benchmarking, among others.
Reports of inventory that is classified within Level 3 of the fair value hierarchy are distributed to senior management in Finance, Risk and the business. This inventory is also discussed in Risk Committees and in monthly meetings with senior trading management. As deemed necessary, reports may go to the Audit Committee of the Board of Directors or to the full Board of Directors. Whenever an adjustment is needed to bring the price of an asset or liability to its exit price, Product Control reports it to management along with other price verification results.
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

Trading account assets and liabilities—trading securities and trading loans
When available, the Company generally uses quoted market prices in active markets to determine the fair value of trading securities; such items are classified as Level 1 of the fair value hierarchy. Examples include some government securities and exchange-traded equity securities.
For bonds and secondary market loans traded over the counter, the Company generally determines fair value utilizing valuation techniques, including discounted cash flows, price-based and internal models, such as Black-Scholes and Monte Carlo simulation. Fair value estimates from these internal valuation techniques are verified, where possible, to prices obtained from independent sources, including third-party vendors. Vendors compile prices from various sources and may apply matrix pricing for similar bonds or loans where no price is observable. A price-based methodology utilizes, where available, quoted prices or other market information obtained from recent trading activity of assets with similar characteristics to the bond or loan being valued. The yields used in discounted cash flow models are derived from the same price information. Trading securities and loans priced using such methods are generally classified as Level 2. However, when less liquidity exists for a security or loan, a quoted price is stale, a significant adjustment to the price of a similar security or loan is necessary to reflect differences in the terms of the actual security or loan being valued, or prices from independent sources are insufficient to corroborate valuation, a loan or security is generally classified as Level 3. The price input used in a price-based methodology may be zero for a security, such as a subprime CDO, that is not receiving any principal or interest and is currently written down to zero.
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

Trading account assets and liabilities—derivatives
Exchange-traded derivatives, measured at fair value using quoted (i.e., exchange) prices in active markets, where available, are classified as Level 1 of the fair value hierarchy.
Derivatives without a quoted price in an active market and derivatives executed over the counter are valued using internal valuation techniques. The valuation techniques and inputs depend on the type of derivative and the nature of the underlying instrument. The principal techniques used to value these instruments are discounted cash flows and internal models, including Black-Scholes and Monte Carlo simulation.
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
During the third quarter of 2014, Citi incorporated funding valuation adjustments (FVA) into the fair value measurements of over-the-counter derivatives. In general, FVA reflects a market funding risk premium inherent in the uncollateralized portion of derivative portfolios, and in collateralized derivatives where the terms of the agreement do not permit the reuse of the collateral received. In connection with its implementation of FVA, Citigroup incurred a one-time pre-tax charge of approximately $474 million, which was reflected in Principal transactions as a change in accounting estimate.
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

Investments
The investments category includes available-for-sale debt and marketable equity securities whose fair value is generally determined by utilizing similar procedures described for trading securities above or, in some cases, using vendor pricing as the primary source.
Also included in investments are nonpublic investments in private equity and real estate entities. Determining the fair value of nonpublic securities involves a significant degree of management resources and judgment, as no quoted prices exist and such securities are generally very thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company’s process for determining the fair value of such securities utilizes commonly accepted valuation techniques, including comparables analysis. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions. As discussed in Note 13 to the Consolidated Financial Statements, the Company uses net asset value to value certain of these investments.
Private equity securities are generally classified as Level 3 of the fair value hierarchy.

Short-term borrowings and long-term debt
Where fair value accounting has been elected, the fair value of non-structured liabilities is determined by utilizing internal models using the appropriate discount rate for the applicable maturity. Such instruments are generally classified as Level 2 of the fair value hierarchy when all significant inputs are readily observable.
The Company determines the fair value of hybrid financial instruments, including structured liabilities, using the appropriate derivative valuation methodology (described above in “Trading account assets and liabilities—derivatives”) given the nature of the embedded risk profile. Such instruments are classified as Level 2 or Level 3 depending on the observability of significant inputs to the model.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels

In millions of dollars at September 30, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$176,675	$3,479	$180,154	$(39,241)	$140,913
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$18,990	$789	$19,779	$—	$19,779
Residential	—	1,396	2,490	3,886	—	3,886
Commercial	—	2,408	554	2,962	—	2,962
Total trading mortgage-backed securities	$—	$22,794	$3,833	$26,627	$—	$26,627
U.S. Treasury and federal agency securities	$17,413	$4,293	$7	$21,713	$—	$21,713
State and municipal	—	2,462	251	2,713	—	2,713
Foreign government	50,150	25,598	385	76,133	—	76,133
Corporate	—	27,174	1,214	28,388	—	28,388
Equity securities	51,172	2,535	1,955	55,662	—	55,662
Asset-backed securities	—	1,302	3,351	4,653	—	4,653
Other trading assets	—	12,500	4,739	17,239	—	17,239
Total trading non-derivative assets	$118,735	$98,658	$15,735	$233,128	$—	$233,128
Trading derivatives
Interest rate contracts	$18	$545,414	$3,535	$548,967
Foreign exchange contracts	12	141,374	1,156	142,542
Equity contracts	2,901	20,283	2,056	25,240
Commodity contracts	305	11,225	530	12,060
Credit derivatives	—	38,082	2,749	40,831
Total trading derivatives	$3,236	$756,378	$10,026	$769,640
Cash collateral paid(3)				$3,258
Netting agreements					$(674,769)
Netting of cash collateral received					(40,435)
Total trading derivatives	$3,236	$756,378	$10,026	$772,898	$(715,204)	$57,694
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,776	$92	$36,868	$—	$36,868
Residential	—	9,277	13	9,290	—	9,290
Commercial	—	554	10	564	—	564
Total investment mortgage-backed securities	$—	$46,607	$115	$46,722	$—	$46,722
U.S. Treasury and federal agency securities	$95,333	$16,547	$6	$111,886	$—	$111,886
State and municipal	$—	$10,629	$2,284	$12,913	$—	$12,913
Foreign government	39,097	55,943	620	95,660	—	95,660
Corporate	5	13,591	362	13,958	—	13,958
Equity securities	2,806	419	761	3,986	—	3,986
Asset-backed securities	—	12,259	584	12,843	—	12,843
Other debt securities	—	645	65	710	—	710
Non-marketable equity securities	—	273	3,231	3,504	—	3,504
Total investments	$137,241	$156,913	$8,028	$302,182	$—	$302,182

In millions of dollars at September 30, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$1,463	$2,948	$4,411	$—	$4,411
Mortgage servicing rights	—	—	2,093	2,093	—	2,093
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$10,246	$108	$10,354
Cash collateral paid				$197
Netting of cash collateral received					$(2,297)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$10,246	$108	$10,551	$(2,297)	$8,254
Total assets	$259,212	$1,200,333	$42,417	$1,505,417	$(756,742)	$748,675
Total as a percentage of gross assets(5)	17.3%	79.9%	2.8%
Liabilities
Interest-bearing deposits	$—	$986	$805	$1,791	$—	$1,791
Federal funds purchased and securities loaned or sold under agreements to repurchase	$—	$82,845	$1,034	$83,879	$(39,241)	$44,638
Trading account liabilities
Securities sold, not yet purchased	63,791	14,402	368	78,561		78,561
Trading derivatives
Interest rate contracts	$14	$530,491	$3,597	$534,102
Foreign exchange contracts	24	141,260	379	141,663
Equity contracts	2,959	29,367	3,115	35,441
Commodity contracts	357	10,901	2,077	13,335
Credit derivatives	—	37,618	3,282	40,900
Total trading derivatives	$3,354	$749,637	$12,450	$765,441
Cash collateral received(6)				$11,828
Netting agreements					$(674,769)
Netting of cash collateral paid					(43,789)
Total trading derivatives	$3,354	$749,637	$12,450	$777,269	$(718,558)	$58,711
Short-term borrowings	$—	$1,353	$101	$1,454	$—	$1,454
Long-term debt	—	18,897	7,558	26,455	—	26,455
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,426	$7	$2,433
Cash collateral received(7)				$292
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$2,426	$7	$2,725		$2,725
Total liabilities	$67,145	$870,546	$22,323	$972,134	$(757,799)	$214,335
Total as a percentage of gross liabilities(5)	7.0%	90.7%	2.3%

(1)
For the three and nine months ended September 30, 2014, the Company transferred assets of approximately $0.3 billion and $2.1 billion, respectively, from Level 1 to Level 2, primarily related to foreign government securities not traded in active markets during the respective periods and Citi refining its methodology for certain equity contracts to reflect the prevalence of off-exchange trading. During the three and nine months ended September 30, 2014, the Company transferred assets of approximately $0.7 billion and $3.7 billion, respectively, from Level 2 to Level 1, almost all related to foreign government bonds traded with sufficient frequency to constitute a liquid market. During the three months ended September 30, 2014, there were no material transfers of liabilities between Level 1 and Level 2. During the nine months ended September 30, 2014, the Company transferred liabilities of approximately $1.4 billion from Level 1 to Level 2, as Citi refined its methodology for certain equity contracts to reflect the prevalence of off-exchange trading.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $47,047 million of gross cash collateral paid, of which $43,789 million was used to offset derivative liabilities.

(4)	There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(6)	Reflects the net amount of $52,263 million of gross cash collateral received, of which $40,435 million was used to offset derivative assets.

(7)	Reflects the net amount of $2,589 million of gross cash collateral received, of which $2,297 million was used to offset derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$172,848	$3,566	$176,414	$(34,933)	$141,481
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,861	1,094	23,955	—	23,955
Residential	—	1,223	2,854	4,077	—	4,077
Commercial	—	2,318	256	2,574	—	2,574
Total trading mortgage-backed securities	$—	$26,402	$4,204	$30,606	$—	$30,606
U.S. Treasury and federal agency securities	$12,080	$2,757	$—	$14,837	$—	$14,837
State and municipal	—	2,985	222	3,207	—	3,207
Foreign government	49,220	25,220	416	74,856	—	74,856
Corporate	—	28,699	1,835	30,534	—	30,534
Equity securities	58,761	1,958	1,057	61,776	—	61,776
Asset-backed securities	—	1,274	4,342	5,616	—	5,616
Other trading assets	—	8,491	3,184	11,675	—	11,675
Total trading non-derivative assets	$120,061	$97,786	$15,260	$233,107	$—	$233,107
Trading derivatives
Interest rate contracts	$11	$624,902	$3,467	$628,380
Foreign exchange contracts	40	91,189	1,325	92,554
Equity contracts	5,793	17,611	1,473	24,877
Commodity contracts	506	7,775	801	9,082
Credit derivatives	—	37,336	3,010	40,346
Total trading derivatives	$6,350	$778,813	$10,076	$795,239
Cash collateral paid(3)				$6,073
Netting agreements					$(713,598)
Netting of cash collateral received					(34,893)
Total trading derivatives	$6,350	$778,813	$10,076	$801,312	$(748,491)	$52,821
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,810	$187	$41,997	$—	$41,997
Residential	—	10,103	102	10,205	—	10,205
Commercial	—	453	—	453	—	453
Total investment mortgage-backed securities	$—	$52,366	$289	$52,655	$—	$52,655
U.S. Treasury and federal agency securities	$69,139	$18,449	$8	$87,596	$—	$87,596
State and municipal	$—	$17,297	$1,643	$18,940	$—	$18,940
Foreign government	35,179	60,948	344	96,471	—	96,471
Corporate	4	10,841	285	11,130	—	11,130
Equity securities	2,583	336	815	3,734	—	3,734
Asset-backed securities	—	13,314	1,960	15,274	—	15,274
Other debt securities	—	661	50	711	—	711
Non-marketable equity securities	—	358	4,347	4,705	—	4,705
Total investments	$106,905	$174,570	$9,741	$291,216	$—	$291,216

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$886	$4,143	$5,029	$—	$5,029
Mortgage servicing rights	—	—	2,718	2,718	—	2,718
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,811	$181	$9,992
Cash collateral paid				$82
Netting of cash collateral received					$(2,951)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,811	$181	$10,074	$(2,951)	$7,123
Total assets	$233,316	$1,234,714	$45,685	$1,519,870	$(786,375)	$733,495
Total as a percentage of gross assets(5)	15.4%	81.6%	3.0%
Liabilities
Interest-bearing deposits	$—	$787	$890	$1,677	$—	$1,677
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	85,576	902	86,478	(34,933)	51,545
Trading account liabilities
Securities sold, not yet purchased	51,035	9,883	590	61,508		61,508
Trading account derivatives
Interest rate contracts	$12	$614,586	$2,628	$617,226
Foreign exchange contracts	29	87,978	630	88,637
Equity contracts	5,783	26,178	2,331	34,292
Commodity contracts	363	7,613	2,194	10,170
Credit derivatives	—	37,510	3,284	40,794
Total trading derivatives	$6,187	$773,865	$11,067	$791,119
Cash collateral received(6)				$8,827
Netting agreements					$(713,598)
Netting of cash collateral paid					(39,094)
Total trading derivatives	$6,187	$773,865	$11,067	$799,946	$(752,692)	$47,254
Short-term borrowings	—	3,663	29	3,692	—	3,692
Long-term debt	—	19,256	7,621	26,877	—	26,877
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,719	$10	$1,729
Cash collateral received(7)				$282
Non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,719	$10	$2,011		$2,011
Total liabilities	$57,222	$894,749	$21,109	$982,189	$(787,625)	$194,564
Total as a percentage of gross liabilities(5)	5.9%	91.9%	2.2%

(1)
For the three and nine months ended September 30, 2013, the Company transferred assets of $47 million and $1.0 billion, respectively, from Level 1 to Level 2. During the three and nine months ended September 30, 2013, the Company transferred assets of approximately $33 million and $49.1 billion, respectively, from Level 2 to Level 1. Almost all of the transfers during the nine months ended September 30, 2013 were related to U.S. Treasury securities held across the Company’s major investment portfolios where Citi obtained additional information from its external pricing sources to meet the criteria for Level 1 classification. There were no material liability transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013.

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2014 and 2013. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,363	$116	$—	$—	$—	$—	$—	$—	$—	$3,479	$130
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$697	$22	$—	$217	$(145)	$97	$6	$(89)	$(16)	$789	$18
Residential	2,610	63	—	86	(77)	197	—	(389)	—	2,490	(4)
Commercial	409	7	—	84	(58)	288	—	(176)	—	554	(4)
Total trading mortgage-backed securities	$3,716	$92	$—	$387	$(280)	$582	$6	$(654)	$(16)	$3,833	$10
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$7	$—	$—	$—	$7	$—
State and municipal	242	7	—	4	(1)	15	—	(16)	—	251	6
Foreign government	465	(40)	—	31	(64)	212	—	(241)	22	385	(13)
Corporate	1,262	83	—	141	(104)	471	—	(685)	46	1,214	(42)
Equity securities	1,863	(2)	—	123	(35)	119	—	(113)	—	1,955	34
Asset-backed securities	3,376	394	—	37	(56)	1,219	—	(1,619)	—	3,351	33
Other trading assets	4,016	56	—	809	(607)	1,693	—	(917)	(311)	4,739	(34)
Total trading non-derivative assets	$14,940	$590	$—	$1,532	$(1,147)	$4,318	$6	$(4,245)	$(259)	$15,735	$(6)
Trading derivatives, net(4)
Interest rate contracts	17	76	—	(194)	7	52	—	(52)	32	(62)	94
Foreign exchange contracts	847	8	—	7	(73)	3	—	(1)	(14)	777	43
Equity contracts	(893)	8	—	(171)	143	124	—	(55)	(215)	(1,059)	(235)
Commodity contracts	(1,229)	(388)	—	—	(27)	—	—	—	97	(1,547)	(228)
Credit derivatives	(199)	(222)	—	(16)	(89)	—	—	—	(7)	(533)	(264)
Total trading derivatives, net(4)	$(1,457)	$(518)	$—	$(374)	$(39)	$179	$—	$(108)	$(107)	$(2,424)	$(590)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2014
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$163	$—	$2	$18	$(83)	$—	$—	$(7)	$(1)	$92	$—
Residential	17	—	—	1	—	—	—	(5)	—	13	—
Commercial	7	—	—	—	(4)	7	—	—	—	10	2
Total investment mortgage-backed securities	$187	$—	$2	$19	$(87)	$7	$—	$(12)	$(1)	$115	$2
U.S. Treasury and federal agency securities	$7	$—	$—	$—	$—	$—	$—	$(1)	$—	$6	$—
State and municipal	2,102	—	37	67	(69)	271	—	(124)	—	2,284	6
Foreign government	615	—	(8)	—	(63)	294	—	(198)	(20)	620	(9)
Corporate	512	—	(18)	4	(136)	23	—	(147)	124	362	(4)
Equity securities	826	—	18	6	(7)	2	—	(84)	—	761	(23)
Asset-backed securities	1,739	—	4	—	(2)	—	—	—	(1,157)	584	(39)
Other debt securities	48	—	—	—	—	66	—	(49)	—	65	—
Non-marketable equity securities	3,722	—	(8)	—	—	85	—	(51)	(517)	3,231	42
Total investments	$9,758	$—	$27	$96	$(364)	$748	$—	$(666)	$(1,571)	$8,028	$(25)
Loans	$3,310	$—	$(31)	$8	$—	$287	$19	$(513)	$(132)	$2,948	$2
Mortgage servicing rights	2,282	—	(18)	—	—	—	53	(125)	(99)	2,093	(18)
Other financial assets measured on a recurring basis	201	—	14	(83)	—	—	35	(1)	(58)	108	(2)
Liabilities
Interest-bearing deposits	$909	$—	$184	$—	$(12)	$—	$117	$—	$(25)	$805	$20
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,032	13	—	—	—	—	—	117	(102)	1,034	5
Trading account liabilities
Securities sold, not yet purchased	472	(1)	—	19	(40)	—	—	149	(233)	368	(11)
Short-term borrowings	129	—	—	1	—	—	23	—	(52)	101	(8)
Long-term debt	7,847	520	—	476	(760)	—	1,419	—	(904)	7,558	215
Other financial liabilities measured on a recurring basis	6	—	(2)	—	—	—	—	—	(1)	7	(1)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,566	$37	$—	$67	$(8)	$75	$—	$—	$(258)	$3,479	$153
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,094	$120	$—	$594	$(743)	$358	$13	$(606)	$(41)	$789	$27
Residential	2,854	380	—	239	(359)	1,877	—	(2,501)	—	2,490	108
Commercial	256	18	—	160	(120)	524	—	(284)	—	554	1
Total trading mortgage-backed securities	$4,204	$518	$—	$993	$(1,222)	$2,759	$13	$(3,391)	$(41)	$3,833	$136
U.S. Treasury and federal agency securities	$—	$3	$—	$—	$—	$7	$—	$(3)	$—	$7	$—
State and municipal	222	11	—	149	(105)	33	—	(59)	—	251	(17)
Foreign government	416	(56)	—	117	(166)	571	—	(519)	22	385	18
Corporate	1,835	1	—	394	(444)	1,742	—	(2,353)	39	1,214	19
Equity securities	1,057	(215)	—	159	(95)	1,305	—	(256)	—	1,955	22
Asset-backed securities	4,342	1,002	—	120	(284)	2,921	—	(4,750)	—	3,351	246
Other trading assets	3,184	137	—	1,840	(1,786)	4,568	—	(2,827)	(377)	4,739	(14)
Total trading non-derivative assets	$15,260	$1,401	$—	$3,772	$(4,102)	$13,906	$13	$(14,158)	$(357)	$15,735	$410
Trading derivatives, net(4)
Interest rate contracts	839	(508)	—	(42)	(117)	94	—	(150)	(178)	(62)	(11)
Foreign exchange contracts	695	105	—	28	(43)	4	—	(2)	(10)	777	67
Equity contracts	(858)	250	—	(762)	473	386	—	(192)	(356)	(1,059)	(402)
Commodity contracts	(1,393)	(140)	—	25	(35)	—	—	—	(4)	(1,547)	(9)
Credit derivatives	(274)	(449)	—	(100)	(134)	103	—	(3)	324	(533)	(196)
Total trading derivatives, net(4)	$(991)	$(742)	$—	$(851)	$144	$587	$—	$(347)	$(224)	$(2,424)	$(551)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2014
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$187	$—	$47	$53	$(137)	$17	$—	$(73)	$(2)	$92	$(3)
Residential	102	—	33	31	(1)	17	—	(169)	—	13	—
Commercial	—	—	—	4	(4)	10	—	—	—	10	2
Total investment mortgage-backed securities	$289	$—	$80	$88	$(142)	$44	$—	$(242)	$(2)	$115	$(1)
U.S. Treasury and federal agency securities	$8	$—	$—	$—	$—	$—	$—	$(2)	$—	$6	$—
State and municipal	1,643	—	102	784	(534)	769	—	(480)	—	2,284	72
Foreign government	344	—	(13)	182	(105)	623	—	(305)	(106)	620	(2)
Corporate	285	—	(5)	22	(137)	289	—	(196)	104	362	(8)
Equity securities	815	—	30	18	(19)	8	—	(91)	—	761	(1)
Asset-backed securities	1,960	—	15	—	(44)	55	—	(97)	(1,305)	584	—
Other debt securities	50	—	(1)	—	—	116	—	(50)	(50)	65	—
Non-marketable equity securities	4,347	—	24	67	—	704	—	(310)	(1,601)	3,231	66
Total investments	$9,741	$—	$232	$1,161	$(981)	$2,608	$—	$(1,773)	$(2,960)	$8,028	$126
Loans	$4,143	$—	$(183)	$92	$6	$553	$84	$(630)	$(1,117)	$2,948	$17
Mortgage servicing rights	2,718	—	(233)	—	—	—	165	(260)	(297)	2,093	(216)
Other financial assets measured on a recurring basis	181	—	39	(83)	—	1	122	(10)	(142)	108	(20)
Liabilities
Interest-bearing deposits	$890	$—	$94	$—	$(12)	$—	$117	$—	$(96)	$805	$(31)
Federal funds purchased and securities loaned or sold under agreements to repurchase	902	4	—	54	—	78	—	106	(102)	1,034	(18)
Trading account liabilities
Securities sold, not yet purchased	590	14	—	68	(91)	—	—	443	(628)	368	(19)
Short-term borrowings	29	(31)	—	81	—	8	24	—	(72)	101	(15)
Long-term debt	7,621	139	49	2,089	(2,998)	—	3,365	—	(2,331)	7,558	(205)
Other financial liabilities measured on a recurring basis	10	—	(3)	4	—	(1)	1	(3)	(7)	7	(1)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2014.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,177	$70	$—	$29	$(534)	$25	$—	$—	$—	$3,767	$(5)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,704	$43	$—	$295	$(453)	$160	$6	$(320)	$(195)	$1,240	$4
Residential	2,938	99	—	61	(132)	1,049	—	(1,320)	—	2,695	16
Commercial	326	24	—	109	(54)	58	—	(84)	—	379	(48)
Total trading mortgage-backed securities	$4,968	$166	$—	$465	$(639)	$1,267	$6	$(1,724)	$(195)	$4,314	$(28)
U.S. Treasury and federal agency securities	$—	$—	$—	$54	$—	$—	$—	$—	$—	$54	$2
State and municipal	241	9	—	2	—	11	—	(8)	—	255	4
Foreign government	240	(3)	—	7	—	83	—	(85)	—	242	1
Corporate	1,688	62	—	129	(240)	408	—	(642)	(4)	1,401	44
Equity securities	190	(38)	—	132	(25)	331	—	(33)	—	557	72
Asset-backed securities	4,259	99	—	14	(88)	748	—	(964)	—	4,068	100
Other trading assets	2,276	59	—	2	(84)	721	—	(98)	(51)	2,825	12
Total trading non-derivative assets	$13,862	$354	$—	$805	$(1,076)	$3,569	$6	$(3,554)	$(250)	$13,716	$207
Trading derivatives, net(4)
Interest rate contracts	1,083	232	—	(47)	(121)	65	—	(33)	156	1,335	530
Foreign exchange contracts	367	39	—	(1)	(9)	6	—	(1)	—	401	(15)
Equity contracts	(1,092)	(224)	—	(13)	(46)	60	—	(69)	53	(1,331)	(814)
Commodity contracts	(218)	(223)	—	(12)	(541)	—	—	—	(76)	(1,070)	(332)
Credit derivatives	(41)	(108)	—	24	(6)	7	—	—	84	(40)	(475)
Total trading derivatives, net(4)	$99	$(284)	$—	$(49)	$(723)	$138	$—	$(103)	$217	$(705)	$(1,106)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$420	$—	$(12)	$80	$(371)	$44	$—	$(37)	$—	$124	$9
Residential	—	—	—	—	—	—	—	—	—	—	—
Commercial	3	—	—	1	—	—	—	—	—	4	—
Total investment mortgage-backed securities	$423	$—	$(12)	$81	$(371)	$44	$—	$(37)	$—	$128	$9
U.S. Treasury and federal agency securities	$9	$—	$—	$—	$—	$—	$—	$—	$—	$9	$—
State and municipal	684	—	6	5	—	54	—	(23)	—	726	2
Foreign government	367	—	3	63	(55)	105	—	(140)	(17)	326	(28)
Corporate	404	—	17	42	—	85	—	(75)	(1)	472	8
Equity securities	779	—	34	—	(1)	—	—	(13)	—	799	33
Asset-backed securities	1,758	—	14	—	—	180	—	(14)	(95)	1,843	29
Other debt securities	51	—	—	—	—	—	—	(51)	—	—	—
Non-marketable equity securities	5,363	—	111	—	—	68	—	—	(440)	5,102	100
Total investments	$9,838	$—	$173	$191	$(427)	$536	$—	$(353)	$(553)	$9,405	$153

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2013
Loans	$4,321	$—	$(19)	$—	$—	$—	$631	$—	$(600)	$4,333	$(33)
Mortgage servicing rights	2,524	—	(6)	—	—	—	166	—	(104)	2,580	(10)
Other financial assets measured on a recurring basis	245	—	45	—	—	—	107	(31)	(96)	270	41
Liabilities
Interest-bearing deposits	$831	$—	$(19)	$—	$—	$—	$23	$—	$(5)	$868	$(8)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,007	14	—	15	—	—	—	—	(113)	895	6
Trading account liabilities
Securities sold, not yet purchased	450	40	—	30	(10)	—	—	182	(136)	476	—
Short-term borrowings	335	(1)	—	2	—	—	25	—	(200)	163	(42)
Long-term debt	6,811	(309)	44	1,651	(1,016)	—	54	—	(316)	7,449	(349)
Other financial liabilities measured on a recurring basis	95	—	(23)	—	—	—	10	—	(111)	17	(23)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$5,043	$(93)	$—	$627	$(1,852)	$42	$—	$—	$—	$3,767	$476
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,325	$119	$—	$1,032	$(1,158)	$1,129	$61	$(1,027)	$(241)	$1,240	$47
Residential	1,805	457	—	378	(344)	2,947	—	(2,541)	(7)	2,695	107
Commercial	1,119	116	—	264	(238)	204	—	(1,069)	(17)	379	7
Total trading mortgage-backed securities	$4,249	$692	$—	$1,674	$(1,740)	$4,280	$61	$(4,637)	$(265)	$4,314	$161
U.S. Treasury and federal agency securities	$—	$—	$—	$54	$—	$—	$—	$—	$—	$54	$2
State and municipal	195	28	—	2	—	86	—	(56)	—	255	2
Foreign government	311	(5)	—	60	(61)	200	—	(263)	—	242	1
Corporate	2,030	32	—	267	(340)	1,787	—	(1,461)	(914)	1,401	(375)
Equity securities	264	(34)	—	180	(184)	471	—	(140)	—	557	347
Asset-backed securities	4,453	467	—	100	(143)	3,780	—	(4,372)	(217)	4,068	80
Other trading assets	2,321	165	—	510	(1,082)	2,254	—	(1,094)	(249)	2,825	6
Total trading non-derivative assets	$13,823	$1,345	$—	$2,847	$(3,550)	$12,858	$61	$(12,023)	$(1,645)	$13,716	$224
Trading derivatives, net(4)
Interest rate contracts	181	544	—	702	(13)	208	—	(115)	(172)	1,335	1,430
Foreign exchange contracts	—	350	—	29	(6)	21	—	(9)	16	401	(183)
Equity contracts	(1,448)	37	—	(37)	300	176	—	(125)	(234)	(1,331)	(1,652)
Commodity contracts	(771)	188	—	(5)	(536)	15	—	(25)	64	(1,070)	108
Credit derivatives	(342)	(254)	—	134	(184)	19	—	—	587	(40)	(444)
Total trading derivatives, net(4)	$(2,380)	$865	$—	$823	$(439)	$439	$—	$(274)	$261	$(705)	$(741)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,458	$—	$(10)	$1,977	$(3,721)	$514	$—	$(37)	$(57)	$124	$9
Residential	205	—	23	60	(265)	117	—	(140)	—	—	—
Commercial	—	—	—	4	(12)	12	—	—	—	4	—
Total investment mortgage-backed securities	$1,663	$—	$13	$2,041	$(3,998)	$643	$—	$(177)	$(57)	$128	$9
U.S. Treasury and federal agency securities	$12	$—	$—	$—	$—	$—	$—	$(3)	$—	$9	$—
State and municipal	849	—	4	12	(117)	261	—	(158)	(125)	726	(3)
Foreign government	383	—	(1)	168	(256)	394	—	(291)	(71)	326	(36)
Corporate	385	—	14	333	(116)	101	—	(222)	(23)	472	4
Equity securities	773	—	31	17	(1)	1	—	(22)	—	799	30
Asset-backed securities	2,220	—	64	1,192	(1,684)	1,105	—	(31)	(1,023)	1,843	4
Other debt securities	258	—	—	—	(205)	—	—	(53)	—	—	—
Non-marketable equity securities	5,364	—	289	—	—	621	—	(83)	(1,089)	5,102	271
Total investments	$11,907	$—	$414	$3,763	$(6,377)	$3,126	$—	$(1,040)	$(2,388)	$9,405	$279

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2013
Loans	$4,931	$—	$(97)	$353	$—	$59	$644	$(6)	$(1,551)	$4,333	$(99)
Mortgage servicing rights	1,942	—	411	—	—	—	543	(1)	(315)	2,580	181
Other financial assets measured on a recurring basis	2,452	—	51	1	—	216	447	(2,041)	(856)	270	266
Liabilities
Interest-bearing deposits	$786	$—	$(86)	$22	$—	$—	$86	$—	$(112)	$868	$(298)
Federal funds purchased and securities loaned or sold under agreements to repurchase	841	74	—	216	(15)	—	—	40	(113)	895	35
Trading account liabilities
Securities sold, not yet purchased	365	51	—	54	(21)	—	—	358	(229)	476	132
Short-term borrowings	112	25	—	2	(4)	—	316	—	(238)	163	(40)
Long-term debt	6,726	62	113	3,016	(2,030)	—	959	(1)	(1,046)	7,449	(1,027)
Other financial liabilities measured on a recurring basis	24	—	(208)	5	(2)	(3)	100	—	(315)	17	(26)

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
Level 3 Fair Value Rollforward
For the period June 30, 2014 to September 30, 2014 there were no significant Level 3 transfers.

The following were the significant Level 3 transfers for the period December 31, 2013 to September 30, 2014:

•
Transfers of Long-term debt of $2.1 billion from Level 2 to Level 3, and of $3.0 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

•	Transfers of Other trading assets of $1.8 billion from Level 2 to Level 3, and of $1.8 billion from Level 3 to Level 2, related to trading loans, reflecting changes in the volume of market quotations.

The following were the significant Level 3 transfers from June 30, 2013 to September 30, 2013:

•
Transfers of Long-term debt of $1.7 billion from Level 2 to Level 3 included $1.3 billion related to the transfer of a previously bifurcated hybrid debt instrument from Level 2 to Level 3 to reflect the host contract and the reclassification of Level 3 commodity contracts into Long-term debt. Prior to the third quarter of 2013, certain bifurcated embedded derivatives were reported as derivatives within Trading account assets and Trading account liabilities, while the related debt host contracts were reported at fair value within Long-term debt. Beginning in the third quarter of 2013, these hybrid instruments were reported on a combined basis within Long-term debt.

•
Additionally, during the third quarter of 2013, the Company transferred Long-term debt of $1.0 billion from Level 3 to Level 2, related mainly to structured debt driven by certain underlying market inputs becoming more observable as well as unobservable inputs used in the valuation becoming not significant.

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

•
Transfers of Long-term debt of $3.0 billion from Level 2 to Level 3, included $1.3 billion related to the transfer of a previously bifurcated hybrid debt instrument from Level 2 to Level 3 to reflect the host contract and the reclassification of Level 3 commodity contracts into Long-term debt. The remaining amounts of Long-term debt transferred from Level 2 to Level 3 as well as the $2.0 billion transfer from Level 3 to Level 2 were related mainly to structured debt reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

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

The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2014 and December 31, 2013. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of September 30, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,006	Model-based	Interest rate	1.69%	2.18%	2.04%
Mortgage-backed securities	$2,814	Price-based	Price	$0.03	$112.87	$84.66
905	Yield analysis	Yield	0.01%	21.53%	7.08%
State and municipal, foreign government, corporate and other debt securities	$7,011	Price-based	Price	$—	$155.70	$90.50
1,638	Cash flow	Credit spread	60 bps	600 bps	224 bps
Equity securities(5)	$1,874	Price-based	Price (5)	$—	$150.00	$69.64
755	Cash flow	Yield	4.00%	5.00%	4.50%
WAL	0.10 years	3.54 years	1.12 years
Asset-backed securities	$3,786	Price-based	Price	$—	$105.50	$70.02
Non-marketable equity	$1,629	Price-based	Discount to price	—%	90.00%	8.19%
1,179	Comparables analysis	EBITDA multiples	5.20	x	12.50	x	9.48	x
400	Cash flow	PE ratio	8.30	x	8.30	x	8.30	x
Price-to-book ratio	1.00	x	1.56	x	1.15	x
Fund NAV	$1	$67,511,273	$30,871,087
Derivatives—Gross(6)
Interest rate contracts (gross)	$6,989	Model-based	Interest rate (IR) lognormal volatility	14.15%	76.70%	24.27%
Mean reversion	1.00%	20.00%	10.44%
Foreign exchange contracts (gross)	$1,198	Model-based	Foreign exchange (FX) volatility	0.45%	23.10%	9.24%
291	Cash flow	Interest rate	5.00%	12.75%	5.83%
IR-FX correlation	40.00%	60.00%	50.00%
IR-IR correlation	40.00%	40.00%	40.00%
Equity contracts (gross)(7)	$4,258	Model-based	Equity volatility	8.22%	80.00%	26.79%
870	Price-based	Equity forward	84.19%	121.00%	98.80%
Equity-FX correlation	(84.00)%	71.00%	(23.66)%
Equity-equity correlation	(66.30)%	99.00%	41.41%
Price	$—	$174.94	$53.76
Commodity contracts (gross)	$2,605	Model-based	Commodity volatility	5.00%	66.00%	15.00%

As of September 30, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Commodity correlation	(52.00)%	90.00%	27.00%
Forward price	54.72%	226.83%	96.86%
Credit derivatives (gross)	$4,437	Model-based	Recovery rate	12.00%	60.00%	38.69%
1,580	Price-based	Credit correlation	5.00%	95.00%	58.89%
Price	$0.25	$108.67	$44.08
Credit spread	1 bps	1,377 bps	208 bps
Upfront points	1.01	99.90	71.85
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$47	Price-based	Price	$—	$133.00	$100.29
45	Model-based	Interest Rate	7.01%	7.03%	7.02%
23	Comparables analysis	EBITDA multiples	3.60	x	12.50	x	11.52	x
PE ratio	9.40	x	9.40	x	9.40	x
Fund NAV	$1	$10,229,908	$8,376,456
Redemption rate	3.00%	99.50%	66.38%
Discount to price	—%	52.00%	19.14%
Price-to-book ratio	1.20	x	1.20	x	1.20	x
Loans	$1,092	Cash flow	Yield	1.60%	4.50%	2.23%
803	Price-based	Price	$5.00	$105.88	$98.95
570	Model-based	Credit spread	35 bps	923 bps	204 bps
442	Yield analysis
Mortgage servicing rights	$1,998	Cash flow	Yield	6.14%	20.75%	12.00%
WAL	3.30 years	8.48 years	6.10 years
Liabilities
Interest-bearing deposits	$805	Model-based	Mean reversion	1.00%	20.00%	10.50%
Equity-IR Correlation	31.00%	31.00%	31.00%
Forward price	54.72%	226.83%	96.86%
Commodity correlation	(52.00)%	90.00%	27.00%
Commodity volatility	5.00%	66.00%	15.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,034	Model-based	Interest rate	0.77%	2.72%	2.34%
Trading account liabilities
Securities sold, not yet purchased	$333	Price-based	Credit-IR correlation	(70.49)%	5.37%	(41.74)%
Price	$98.25	$133.00	$99.81
Short-term borrowings and long-term debt	$7,531	Model-based	IR lognormal volatility	11.86%	87.59%	23.93%
Mean reversion	1.00%	20.00%	10.44%
Equity volatility	14.20%	27.10%	22.45%
Equity-equity correlation	(66.30)%	99.00%	40.90%
Equity-FX correlation	(84.00)%	48.70%	(26.80)%
Equity forward	90.00%	121.00%	98.40%
Forward price	54.72%	226.83%	97.33%
Commodity correlation	(52.00)%	90.00%	27.00%
Commodity volatility	5.00%	66.00%	15.00%

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,299	Model-based	Interest rate	1.33%		2.19%		2.04%
Mortgage-backed securities	$2,869	Price-based	Price	$0.10		$117.78		77.60
	1,241	Yield analysis	Yield	0.03%		21.80%		8.66%
State and municipal, foreign government, corporate and other debt securities	$5,361	Price-based	Price	$—		$126.49		$87.47
	2,014	Cash flow	Credit spread	11 bps		375 bps		213 bps
Equity securities(5)	$947	Price-based	Price (5)	$0.31		$93.66		$86.90
	827	Cash flow	Yield	4.00%		5.00%		4.50%
			WAL	0.01 years		3.55 years		1.38 years
Asset-backed securities	$4,539	Price-based	Price	$—		$135.83		$70.89
	1,300	Model-based	Credit spread	25 bps		378 bps		302 bps
Non-marketable equity	$2,324	Price-based	Fund NAV	$612		$336,559,340		$124,080,454
	1,470	Comparables analysis	EBITDA multiples	4.20	x	16.90	x	9.78	x
	533	Cash flow	Discount to price	—%		75.00%		3.47%
			Price-to-book ratio	0.90	x	1.05	x	1.02	x
			PE ratio	9.10	x	9.10	x	9.10	x
Derivatives—Gross(6)
Interest rate contracts (gross)	$5,721	Model-based	Interest rate (IR) lognormal volatility	10.60%		87.20%		21.16%
Foreign exchange contracts (gross)	$1,727	Model-based	Foreign exchange (FX) volatility	1.00%		28.00%		13.45%
	189	Cash flow	Interest rate	0.11%		13.88%		6.02%
			IR-FX correlation	40.00%		60.00%		50.00%
			IR-IR correlation	40.00%		68.79%		40.52%
			Credit spread	25 bps		419 bps		162 bps
Equity contracts (gross)(7)	$3,189	Model-based	Equity volatility	10.02%		73.48%		29.87%
	563	Price-based	Equity forward	79.10%		141.00%		100.24%
			Equity-equity correlation	(81.30)%		99.40%		48.45%
			Equity-FX correlation	(70.00)%		55.00%		0.60%
			Price	$—		$118.75		$88.10
Commodity contracts (gross)	$2,988	Model-based	Commodity volatility	4.00%		146.00%		15.00%
			Commodity correlation	(75.00)%		90.00%		32.00%
			Forward price	23.00%		242.00%		105.00%
Credit derivatives (gross)	$4,767	Model-based	Recovery rate	20.00%		64.00%		38.11%
	1,520	Price-based	Credit correlation	5.00%		95.00%		47.43%
			Price	$0.02		$115.20		$29.83
			Credit spread	3 bps		1,335 bps		203 bps
			Upfront points	2.31		100.00		57.69
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$82	Price-based	EBITDA multiples	5.20	x	12.60	x	12.08	x
	60	Comparables analysis	PE ratio	6.90	x	6.90	x	6.90	x
	38	Model-based	Price-to-book Ratio	1.05	x	1.05	x	1.05	x
			Price	$—		$105.10		$71.25
			Fund NAV	$1.00		$10,688,600		$9,706,488

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
			Discount to price	—%	35.00%	16.36%

Loans	$2,153	Price-based	Price	$—	$103.75	$91.19
	1,422	Model-based	Yield	1.60%	4.50%	2.10%
	549	Yield analysis	Credit spread	49 bps	1,600 bps	302 bps
Mortgage servicing rights	$2,625	Cash flow	Yield	3.64%	12.00%	7.19%
			WAL	2.27 years	9.44 years	6.12 years
Liabilities
Interest-bearing deposits	$890	Model-based	Equity volatility	14.79%	42.15%	27.74%
			Mean reversion	1.00%	20.00%	10.50%
			Equity-IR correlation	9.00%	20.50%	19.81%
			Forward price	23.00%	242.00%	105.00%
			Commodity correlation	(75.00)%	90.00%	32.00%
			Commodity volatility	4.00%	146.00%	15.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$902	Model-based	Interest rate	0.47%	3.66%	2.71%
Trading account liabilities
Securities sold, not yet purchased	$289	Model-based	Credit spread	166 bps	180 bps	175 bps
	$273	Price-based	Credit-IR correlation	(68.00)%	5.00%	(50.00)%
			Price	$—	$124.25	$99.75
Short-term borrowings and long-term debt	$6,781	Model-based	IR lognormal volatility	10.60%	87.20%	20.97%
	868	Price-based	Equity forward	79.10%	141.00%	99.51%
			Equity volatility	10.70%	57.20%	19.41%
			Equity-FX correlation	(70.00)%	55.00%	0.60%
			Equity-equity correlation	(81.30)%	99.40%	48.30%
			Interest rate	4.00%	10.00%	5.00%
			Price	$0.63	$103.75	$80.73
			Forward price	23.00%	242.00%	101.00%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(4)	Weighted averages are calculated based on the fair value of the instrument.

(5)	For equity securities, the price input is expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held as of September 30, 2014 and December 31, 2013, for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2014
Loans held-for-sale	$4,184	$1,267	$2,917
Other real estate owned	109	20	89
Loans(1)	3,441	3,027	414
Total assets at fair value on a nonrecurring basis	$7,734	$4,314	$3,420

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2013
Loans held-for-sale	$3,483	$2,165	$1,318
Other real estate owned	138	15	123
Loans(1)	4,713	3,947	766
Total assets at fair value on a nonrecurring basis	$8,334	$6,127	$2,207

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of September 30, 2014 and December 31, 2013:

As of September 30, 2014	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$2,585	Price-based	Price	$91.78	$100.00	$99.00
Other real estate owned	$81	Price-based	Appraised Value	$1,128,491	$8,518,230	$4,953,898
			Price	$51.81	$100.00	$78.37
			Discount to price	13.00%	62.00%	32.00%
Loans(3)	$353	Price-based	Discount to price(4)	13.00%	39.00%	31.00%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$912	Price-based	Price(5)	$60.00	$100.00	$98.77
	393	Cash Flow	Credit Spread	45 bps	80 bps	64 bps
Other real estate owned	$98	Price-based	Discount to price(4)	34.00%	59.00%	39.00%
	17	Cash Flow	Price(5)	$60.46	$100.00	$96.67
			Appraised Value	$636,249	$15,897,503	$11,392,478
Loans(3)	$581	Price-based	Discount to price(4)	34.00%	39.00%	35.00%
	109	Model-based	Price(5)	$52.40	$68.00	$65.32
			Appraised Value	$6,500,000	$86,000,000	$43,532,719

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

(5)	Prices are based on appraised values.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2014 and September 30, 2013:

	Three months ended September 30,
In millions of dollars	2014	2013
Loans held-for-sale	$(11)	$(44)
Other real estate owned	(7)	(1)
Loans(1)	(158)	(186)
Total nonrecurring fair value gains (losses)	$(176)	$(231)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

	Nine months ended September 30,
In millions of dollars	2014	2013
Loans held-for-sale	$58	$(44)
Other real estate owned	(15)	(6)
Loans(1)	(462)	(444)
Total nonrecurring fair value gains (losses)	$(419)	$(494)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

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

	September 30, 2014		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$30.9	$32.2	$5.0	$24.8	$2.4
Federal funds sold and securities borrowed or purchased under agreements to resell	104.5	104.5	—	94.8	9.7
Loans(1)(2)	629.7	627.2	—	6.5	620.7
Other financial assets(2)(3)	247.1	247.1	9.0	170.0	68.1
Liabilities
Deposits	$940.9	$938.5	$—	$644.8	$293.7
Federal funds purchased and securities loaned or sold under agreements to repurchase	131.1	131.1	—	131.0	0.1
Long-term debt(4)	197.4	204.4	—	170.4	34.0
Other financial liabilities(5)	153.9	153.9	—	43.2	110.7

	December 31, 2013		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.8	$19.3	$5.3	$11.9	$2.1
Federal funds sold and securities borrowed or purchased under agreements to resell	115.6	115.6	—	107.2	8.4
Loans(1)(2)	637.9	635.1	—	5.6	629.5
Other financial assets(2)(3)	250.7	250.7	9.4	189.5	51.8
Liabilities
Deposits	$966.6	$965.6	$—	$776.4	$189.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	152.0	152.0	—	151.8	0.2
Long-term debt(4)	194.2	201.3	—	175.6	25.7
Other financial liabilities(5)	136.2	136.2	—	41.2	95.0

(1)
The carrying value of loans is net of the Allowance for loan losses of $16.9 billion for September 30, 2014 and $19.6 billion for December 31, 2013. In addition, the carrying values exclude $2.8 billion and $2.9 billion of lease finance receivables at September 30, 2014 and December 31, 2013, respectively.

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
The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2014 and December 31, 2013 were liabilities of $4.8 billion and $5.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
The following table presents the changes in fair value gains and losses for the three and nine months ended September 30, 2014 and 2013 associated with those items for which the fair value option was elected:

	Changes in fair value gains (losses) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2014	2013	2014	2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell and securities borrowed	$(137)	$(37)	$836	$(505)
Trading account assets	3	(102)	(235)	(272)
Investments	(15)	24	37	(33)
Loans
Certain corporate loans(1)	(39)	37	(26)	324
Certain consumer loans(1)	2	(47)	(44)	(114)
Total loans	$(37)	$(10)	(70)	210
Other assets
MSRs	$(11)	$(6)	$(186)	$410
Certain mortgage loans held for sale(2)	96	98	354	612
Certain equity method investments	(6)	(4)	(8)	(5)
Total other assets	$79	$88	$160	$1,017
Total assets	$(107)	$(37)	$728	$417
Liabilities
Interest-bearing deposits	$27	$9	$10	$128
Federal funds purchased and securities loaned or sold under agreements to repurchase Selected portfolios of securities sold under agreements to repurchase and securities loaned	2	12	(4)	85
Trading account liabilities	(3)	(24)	1	14
Short-term borrowings	(44)	(34)	(54)	54
Long-term debt	794	(718)	66	(324)
Total liabilities	$776	$(755)	$19	$(43)

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810 Consolidation (SFAS 167) on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

Own Debt Valuation Adjustments
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a gain of $112 million and a loss of $241 million for the three months ended September 30, 2014 and 2013, respectively and a gain of $102 million and a loss of $249 million for the nine months ended September 30, 2014 and 2013. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$11,071	$4,409	$9,262	$4,105
Aggregate unpaid principal balance in excess of (less than) fair value	113	12	4	(79)
Balance of non-accrual loans or loans more than 90 days past due	8	4	97	5
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	(2)	3	41	5
In addition to the amounts reported above, $2,300 million and $2,308 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2014 and December 31, 2013, respectively.
Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2014 and 2013 due to instrument-specific credit risk totaled to a loss of $77 million and a gain of $5 million, respectively.

Certain investments in unallocated precious metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $1.5 billion at September 30, 2014 and approximately $1.3 billion at December 31, 2013. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of September 30, 2014, there were approximately $9.6 billion and $6.6 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value at September 30, 2014 and December 31, 2013:

In millions of dollars	September 30, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$1,640	$2,089
Aggregate fair value in excess of unpaid principal balance	62	48
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—
The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2014 and 2013 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup’s Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company’s Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $48 million and $115 million for the nine months ended September 30, 2014 and 2013, respectively.
The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup’s Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company’s Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $9 million and $223 million as of September 30, 2014 and December 31, 2013, respectively.

The following table provides information about corporate and consumer loans of consolidated VIEs carried at fair value at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$2	$—	$14	$910
Aggregate unpaid principal balance in excess of fair value	10	—	7	212
Balance of non-accrual loans or loans more than 90 days past due	—	—	—	81
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—	—	106

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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at September 30, 2014 and December 31, 2013:

In billions of dollars	September 30, 2014	December 31, 2013
Interest rate linked	$10.7	$9.8
Foreign exchange linked	0.3	0.5
Equity linked	7.4	7.0
Commodity linked	2.0	1.8
Credit linked	2.7	3.5
Total	$23.1	$22.6
The change in fair value of these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Changes in fair value of these structured liabilities include an economic component for accrued interest, which is included in the change in fair value reported in Principal transactions.

Certain non-structured liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates (non-structured liabilities). The Company has elected the fair value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. The change in fair value of these non-structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Related interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income.

The following table provides information about long-term debt carried at fair value, excluding debt issued by consolidated VIEs, at September 30, 2014 and December 31, 2013:

In millions of dollars	September 30, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$26,453	$25,968
Aggregate unpaid principal balance in excess of (less than) fair value	(357)	(866)
The following table provides information about short-term borrowings carried at fair value at September 30, 2014 and December 31, 2013:

In millions of dollars	September 30, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$1,454	$3,692
Aggregate unpaid principal balance in excess of (less than) fair value	32	(38)

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
The following tables present information about Citi’s guarantees at September 30, 2014 and December 31, 2013:

	Maximum potential amount of future payments
In billions of dollars at September 30, 2014 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$24.6	$73.2	$97.8	$257
Performance guarantees	7.2	4.7	11.9	33
Derivative instruments considered to be guarantees	15.4	77.2	92.6	1,404
Loans sold with recourse	—	0.2	0.2	16
Securities lending indemnifications(1)	105.7	—	105.7	—
Credit card merchant processing(1)	86.5	—	86.5	—
Custody indemnifications and other	—	41.0	41.0	54
Total	$239.4	$196.3	$435.7	$1,764

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$28.8	$71.4	$100.2	$429
Performance guarantees	7.6	4.9	12.5	42
Derivative instruments considered to be guarantees	6.0	61.6	67.6	797
Loans sold with recourse	—	0.3	0.3	22
Securities lending indemnifications(1)	79.2	—	79.2	—
Credit card merchant processing(1)	85.9	—	85.9	—
Custody indemnifications and other	—	36.3	36.3	53
Total	$207.5	$174.5	$382.0	$1,343

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

Derivative instruments considered to be guarantees include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). Credit derivatives sold by Citi are excluded from the tables above as they are disclosed separately in Note 21 to the Consolidated Financial Statements. In instances where Citi’s maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $225 million and $341 million at September 30, 2014 and December 31, 2013, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At September 30, 2014 and December 31, 2013, this maximum potential exposure was estimated to be $87 billion and $86 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At September 30, 2014 and December 31, 2013, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications
Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2014 and December 31, 2013, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2014 or December 31, 2013 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $6.1 billion at September 30, 2014, compared to $5.4 billion at December 31, 2013) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications
At September 30, 2014 and December 31, 2013, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.8 billion and $1.3 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

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
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables

(payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner was approximately $3.3 billion and $1.4 billion as of September 30, 2014 and December 31, 2013, respectively.
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

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $63 billion and $52 billion at September 30, 2014 and

December 31, 2013, respectively. Securities and other marketable assets held as collateral amounted to $49 billion and $39 billion at September 30, 2014 and December 31, 2013, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $3.8 billion and $5.3 billion at September 30, 2014 and December 31, 2013, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of September 30, 2014 and December 31, 2013. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at September 30, 2014	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$72.4	$15.4	$10.0	$97.8
Performance guarantees	6.9	4.1	0.9	11.9
Derivative instruments deemed to be guarantees	—	—	92.6	92.6
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	105.7	105.7
Credit card merchant processing	—	—	86.5	86.5
Custody indemnifications and other	40.8	0.2	—	41.0
Total	$120.1	$19.7	$295.9	$435.7

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$76.2	$14.8	$9.2	$100.2
Performance guarantees	7.4	3.6	1.5	12.5
Derivative instruments deemed to be guarantees	—	—	67.6	67.6
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	79.2	79.2
Credit card merchant processing	—	—	85.9	85.9
Custody indemnifications and other	36.2	0.1	—	36.3
Total	$119.8	$18.5	$243.7	$382.0

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of September 30, 2014 and December 31, 2013:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2014	December 31, 2013
Commercial and similar letters of credit	$1,537	$5,587	$7,124	$7,341
One- to four-family residential mortgages	2,281	2,601	4,882	4,946
Revolving open-end loans secured by one- to four-family residential properties	13,616	2,999	16,615	16,781
Commercial real estate, construction and land development	7,308	1,132	8,440	8,001
Credit card lines	493,404	124,578	617,982	641,111
Commercial and other consumer loan commitments	161,325	97,426	258,751	225,795
Other commitments and contingencies	1,257	8,045	9,302	7,863
Total	$680,728	$242,368	$923,096	$911,838
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

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $56 billion and $58 billion with an original maturity of less than one year at September 30, 2014 and December 31, 2013, respectively.
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

25.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2013 Annual Report on Form 10-K and Note 25 to the Consolidated Financial Statements of Citigroup’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At September 30, 2014, Citigroup's estimate was materially unchanged from its estimate of approximately $5 billion at December 31, 2013, as more fully described in Note 28 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K.
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

Commodities Financing Contracts
A trial in the Commercial Court in London is scheduled to commence on December 1, 2014.

Credit Crisis-Related Litigation and Other Matters

Mortgage-Related Litigation and Other Matters
Regulatory Actions: As previously disclosed, on June 4, 2014, the United States Court of Appeals for the Second Circuit issued an opinion and order reversing the district court’s order in UNITED STATES SECURITIES & EXCHANGE COMMISSION v. CITIGROUP GLOBAL MARKETS INC. refusing to approve Citigroup’s proposed settlement with the SEC. The action was remanded to the district court for further proceedings consistent with the Second Circuit’s decision. On August 5, 2014, the district court approved the settlement. Additional information relating to this action is publicly available in court filings under the docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).
Mortgage-Backed Securities and CDO Investor Actions: Certain of the actions brought by purchasers of MBS sponsored, underwritten, or sold by Citigroup have been resolved through settlement and dismissed with prejudice. Additional information relating to these actions is publicly available in court filings under the docket numbers 12 Civ. 1841 (D. Minn.) (Montgomery, J.) and 14 Civ. 252 (C.D. Cal.) (Pfaelzer, J.).
On September 16, 2014, the Commonwealth of Virginia filed a complaint intervening in VIRGINIA EX REL. INTEGRA REC LLC. v. BARCLAYS CAPITAL INC., ET AL., asserting claims for fraud and a violation of the Virginia Fraud Against Taxpayers Act in relation to CGMI’s alleged sale of RMBS to the Virginia Retirement System. Additional information relating to this action is publicly available in court filings under the docket number CL 14-399 (Vir. Cir. Ct.) (Hughes, J.).
As of September 30, 2014, the aggregate original purchase amount of the purchases at issue in the pending MBS and CDO investor suits is approximately $6.2 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with MBS and CDO investors threatening litigation is approximately $1.4 billion.

Mortgage-Backed Security Repurchase Claims: The deadline for trustees to accept or reject Citigroup's April 7, 2014 offer of settlement to resolve representation and warranty repurchase claims related to certain legacy securitizations was further extended to December 5, 2014.

Counterparty and Investor Actions
On October 6, 2014, the United States Supreme Court denied Abu Dhabi Investment Authority’s petition for a writ of certiorari seeking review of the Second Circuit’s affirmance of the district court’s confirmation of the arbitration award. Additional information relating to this action is publicly available in court filings under the docket numbers 12 Civ. 283 (S.D.N.Y.) (Daniels, J.), 13-1068-cv (2d Cir.) and 13-1500 (U.S.).

KIKOs
As of September 30, 2014, there were 103 civil lawsuits filed by small- and medium-sized export businesses against Citibank Korea Inc. (CKI). To date, 101 decisions have been rendered at the district court level, and CKI has prevailed in 81 of those decisions. In the other 20 decisions, plaintiffs were awarded only a portion of the damages sought. The damage awards total in the aggregate approximately $37.4 million.  CKI is appealing the 20 adverse decisions. A significant number of plaintiffs that had decisions rendered against them are also filing appeals, including plaintiffs that were awarded less than all of the damages they sought.
Of the 101 cases decided at the district court level, 66 have been appealed to the high court, including the 20 in which an adverse decision was rendered against CKI in the district court. Of the 64 appeals decided or settled at the high court level, CKI prevailed in 47 cases, and in the other 17 cases plaintiffs were awarded partial damages. As a result, the aggregate damages awarded against CKI decreased by approximately $10.2 million. CKI is appealing nine of the adverse decisions to the Korean Supreme Court and many plaintiffs have filed appeals to the Supreme Court as well.
As of September 30, 2014, the Supreme Court has rendered 33 judgments relating to CKI. CKI prevailed in 30 cases. The Supreme Court confirmed lower court judgments in which plaintiffs were awarded partial damages in three cases.  As a result, the aggregate damages awarded against CKI decreased by approximately $0.3 million.
After taking into account all decisions rendered through September 30, 2014 at the district court, high court, or Supreme Court levels, the damages awarded against CKI currently total in the aggregate approximately $26.9 million.

Terra Firma Litigation
A trial of the claims asserted by Terra Firma against Citigroup in the High Court of Justice, Queen’s Bench Division, Commercial Court in London is scheduled to begin on November 7, 2016. Additional information relating to this action is publicly available in court filings under the caption Terra Firma Investments (GP) 2 Ltd. & Ors v. Citigroup Global Markets Ltd. & Ors (Claim No 3MA40121).

Tribune Company Bankruptcy
Motions to dismiss are pending in the Litigation Trustee’s action against former Tribune officers, directors and shareholders, and in the separate action in which CGMI has been named as a defendant in connection with its role as advisor to Tribune. Additionally, cross-appeals to the Second Circuit are pending with respect to the district court’s September 23, 2013 order dismissing the constructive fraudulent transfer claims asserted by creditors of Tribune. Additional information relating to these actions is publicly available in court filings under the docket numbers 11 MD 2296 (S.D.N.Y.) (Sullivan, J.), 12 2296 (S.D.N.Y.) (Sullivan, J.), and 13-3992(L) (2d Cir.).

Credit Default Swaps Matters
On September 4, 2014, the United States District Court for the Southern District of New York granted in part and denied in part defendants’ motion to dismiss the second consolidated amended complaint, dismissing plaintiffs’ claim for violation of Section 2 of the Sherman Act and certain claims for damages, but permitting the case to proceed as to plaintiffs’ claims for violation of Section 1 of the Sherman Act and unjust enrichment.  Additional information relating to this action is publicly available in court filings under the docket number 13 MD 2476 (S.D.N.Y.) (Cote, J.).

Foreign Exchange Matters
Regulatory Actions: Government and regulatory agencies in the U.S., including the Antitrust Division and the Criminal Division of the Department of Justice and the Commodity Futures Trading Commission, as well as agencies in other jurisdictions, including the U.K. Financial Conduct Authority and the Swiss Competition Commission, are conducting investigations or making inquiries regarding Citigroup’s foreign exchange business. Citigroup is fully cooperating with these and related investigations and inquiries.

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: On August 29, 2014, plaintiffs in GELBOIM, ET AL. v. BANK OF AMERICA CORP., ET AL. filed their opening brief in the United States Supreme Court. Respondents’ brief was filed on October 15, 2014, and oral argument is scheduled for December 9, 2014. Additional information concerning this action is publicly available in court filings under the docket numbers 13-3565 (2d Cir.), 13-3636 (2d Cir.), and 13-1174 (U.S.).
On September 11, 2014, the United States District Court for the Southern District of New York granted the Department of Justice’s motion to stay discovery in SULLIVAN v. BARCLAYS PLC, ET AL. for eight months, until May 12, 2015. Additional information concerning this action is publicly available in court filings under the docket number 1:13-cv-2811 (S.D.N.Y.) (Castel, J.).

ISDAFIX-Related Litigation and Other Matters
Regulatory Actions: Government agencies in the U.S., including the Department of Justice and the Commodity Futures Trading Commission, are conducting investigations or making inquiries concerning submissions for the global benchmark for fixed interest rate swaps (ISDAFIX) and trading in products that reference ISDAFIX. Citigroup is fully cooperating with these and related investigations and inquiries.
Antitrust and Other Litigation. On September 4, 2014, Alaska Electrical Pension Fund filed a putative class action complaint in the United States District Court for the Southern District of New York against Citigroup and other U.S. dollar (USD) ISDAFIX panel banks. On September 30, 2014, the County of Beaver (Pennsylvania) filed a similar putative class action complaint in the United States District Court for the Southern District of New York. Plaintiffs in both actions assert federal antitrust claims, as well as claims under the Commodity Exchange Act and for unjust enrichment. On October 14, 2014, the Court signed an order consolidating these two actions for all purposes. Additional information concerning these actions is publicly available in court filings under the docket numbers 1:14-cv-7126 (S.D.N.Y.) (Furman, J.) and 1:14-cv-7907 (S.D.N.Y.) (Furman, J.).
Following the initial consolidation order, substantially similar putative class action complaints were filed by Magnolia Regional Health Center (on October 17, 2014 in the Southern District of New York), the County of Montgomery, Pennsylvania (on October 17, 2014 in the District of New Jersey) and the Genesee County Employees' Retirement System (on October 20, 2014 in the Southern District of New York). Additional information concerning these actions is publicly available in court filings under the docket numbers 1:14-cv-8342 (S.D.N.Y.) (Furman, J.), 2:14-cv-06427 (D.N.J.) (Linares, J.) and 1:14-cv-8365 (S.D.N.Y.) (Furman, J.).

Oceanografia Fraud and Related Matters
The Mexican National Banking and Securities Commission (CNBV) has finalized its review of the facts and circumstances of the fraud discovered in a Petróleos Mexicanos (Pemex) supplier program involving Oceanografía SA de CV (OSA). As a result of its review, the CNBV issued a corrective action order that must be implemented by Banamex and imposed a fine of approximately $2.2 million.

Citigroup continues to cooperate fully with regulators and authorities in connection with investigations and inquiries related to the OSA fraud.
Derivative Actions and Related Proceedings: On September 30, 2014, the Chancery Court Master issued a final report recommending that the court enter an order granting in part and denying in part plaintiff’s request for inspection. On October 7, 2014, Citigroup filed a notice of exception to the final report. Additional information concerning this action is publicly available in court filings under the docket number C.A. No. 9587-ML (Del. Ch.) (LeGrow, M.).

Parmalat Litigation and Related Matters
Following the October 20, 2008 verdict in New Jersey awarding $431 million in damages on Citigroup’s counterclaim, Citigroup has taken steps to enforce that judgment in the Italian Courts. On August 29, 2014, the Court of Appeal of Bologna affirmed the decision in the full amount of $431 million, to be paid in Parmalat shares. The judgment is subject to appeal by Parmalat.

Regulatory Review of Consumer “Add-On” Products
Citigroup has settled industry-wide suits filed by certain state attorneys general under state consumer protection statutes that alleged deceptive marketing practices in connection with the sale of payment protection products and demanding restitution and statutory damages for in-state customers.

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

26.   SUBSEQUENT EVENT

As disclosed on October 30, 2014, Citi’s results of operations for the third quarter of 2014 were impacted by an increase in legal expenses of $600 million (pretax and after-tax), recorded in Citicorp. For additional information, see Citi’s Form 8-K filed with the SEC on October 30, 2014. Citi’s results of operations for the third quarter of 2014, as reported in this Quarterly Report on Form 10-Q for the period ended September 30, 2014, reflects the impact of this adjustment.

LEGAL PROCEEDINGS
For a discussion of Citigroup’s litigation and regulatory matters, see Note 25 to the Consolidated Financial Statements.

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citigroup’s equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended September 30, 2014:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
July 2014
Open market repurchases(1)	1.8	$47.71	$777
Employee transactions(2)	—	—	N/A
August 2014
Open market repurchases(1)	1.3	49.61	713
Employee transactions(2)	—	—	N/A
September 2014
Open market repurchases(1)	0.7	52.22	676
Employee transactions(2)	—	—	N/A
Amounts as of September 30, 2014	3.8	$49.19	$676

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 2014.

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

10.01 +•	Form of Citigroup 2015 CAP/DCAP Agreement.

10.02 +•	Form of Citigroup 2015 EU Immediate Award Agreement.

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+*	Resolution Agreement dated as of June 28, 2013 among Fannie Mae, CitiMortgage, Inc. and Citibank, N.A.

99.02+
Settlement Agreement dated as of September 25, 2013 between (i) Federal Home Loan Mortgage Corporation, and (ii) CitiMortgage, Inc. and Citibank, N.A., as successor in interest by merger to Citicorp Trust Bank.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarterly period ended September 30, 2014, filed on October 30, 2014, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

+ Filed herewith

•	Denotes a management contract or compensatory plan or arrangement.

*	Confidential information contained in this agreement has been omitted and filed separately with the SEC. Confidential treatment has been requested for this information.