Form 10-K
period 2014-12-31
CITIGROUP INC
filed 2015-02-25
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Citigroup Inc. common stock held by non-affiliates of Citigroup Inc. on June 30, 2014 was approximately $142.6 billion.
Number of shares of Citigroup Inc. common stock outstanding on January 31, 2015: 3,033,851,309
Documents Incorporated by Reference: Portions of the registrant’s proxy statement for the annual meeting of stockholders scheduled to be held on April 28, 2015, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.
Available on the web at www.citigroup.com

FORM 10-K CROSS-REFERENCE INDEX

Item Number		Page

Part I

1.	Business	2–29, 32, 122–124,
127, 158,
307–308

1A.	Risk Factors	52–63

1B.	Unresolved Staff Comments	Not Applicable

2.	Properties	307–308

3.	Legal Proceedings—See Note 28 to the Consolidated Financial Statements	295–304

4.	Mine Safety Disclosures	Not Applicable

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	137–138, 164, 305, 309–310

6.	Selected Financial Data	8–9

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4–34, 65–121

7A.	Quantitative and Qualitative Disclosures About Market Risk	65–121, 159–161, 186–220, 229–288

8.	Financial Statements and Supplementary Data	132–306

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not Applicable

9A.	Controls and Procedures	125–126

9B.	Other Information	Not Applicable

Part III

10.	Directors, Executive Officers and Corporate Governance	311–312*

11.	Executive Compensation	**

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	***

13.	Certain Relationships and Related Transactions and Director Independence	****

14.	Principal Accountant Fees and Services	*****

Part IV

15.	Exhibits and Financial Statement Schedules

*
For additional information regarding Citigroup’s Directors, see “Corporate Governance,” “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for Citigroup’s Annual Meeting of Stockholders scheduled to be held on April 28, 2015, to be filed with the SEC (the Proxy Statement), incorporated herein by reference.

**
See “Executive Compensation—The Personnel and Compensation Committee Report,” “—Compensation Discussion and Analysis” and “—2014 Summary Compensation Table and Compensation Information” in the Proxy Statement, incorporated herein by reference.

***
See “About the Annual Meeting,” “Stock Ownership” and “Proposal 4: Approval of Additional Authorized Shares under the Citigroup 2014 Stock Incentive Plan” in the Proxy Statement, incorporated herein by reference.

****
See “Corporate Governance—Director Independence,” “—Certain Transactions and Relationships, Compensation Committee Interlocks and Insider Participation,” and “—Indebtedness” in the Proxy Statement, incorporated herein by reference.

*****	See “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement, incorporated herein by reference.

CITIGROUP’S 2014 ANNUAL REPORT ON FORM 10-K

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS	131
CONSOLIDATED FINANCIAL STATEMENTS	132
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	141
FINANCIAL DATA SUPPLEMENT
SUPERVISION, REGULATION AND OTHER	301
Supervision and Regulation
Competition
Properties
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS	303
PERFORMANCE GRAPH
CORPORATE INFORMATION	305
Citigroup Executive Officers
Citigroup Board of Directors

OVERVIEW

Citigroup’s history dates back to the founding of the City Bank of New York in 1812. Citigroup’s original corporate predecessor was incorporated in 1988 under the laws of the State of Delaware. Following a series of transactions over a number of years, Citigroup Inc. was formed in 1998 upon the merger of Citicorp and Travelers Group Inc.
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
At December 31, 2014, Citi had approximately 241,000 full-time employees, compared to approximately 251,000 full-time employees at December 31, 2013.
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
Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the U.S. Securities and Exchange Commission (SEC), are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.
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

As described above, Citigroup is managed pursuant to the following segments:

*
As previously announced, Citigroup intends to exit its consumer businesses in 11 markets and its consumer finance business in Korea in GCB and certain businesses in ICG. Effective in the first quarter of 2015, these businesses will be reported as part of Citi Holdings. For additional information, see “Executive Summary,” “Global Consumer Banking” and “Institutional Clients Group” below. Citi intends to release a revised Quarterly Financial Data Supplement reflecting this realignment prior to the release of its first quarter of 2015 earnings information.

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Steady Progress on Execution Priorities Despite Continued Challenging Operating Environment
As discussed further throughout this Form 10-K, Citi’s 2014 results reflected a continued challenging operating environment for Citi and its businesses in several respects, including:

•	the impact of macroeconomic uncertainty on the markets, trading environment and customer activity, particularly during the latter part of the year;

•	significant costs associated with legal settlements as Citi resolved its significant legacy legal issues and continued to work through its outstanding legal matters;

•	uneven global economic growth; and

•	a continued low interest rate environment.

In addition, as part of its execution priorities to improve its efficiency and reduce expenses, Citi incurred higher repositioning costs during the year, which also impacted its 2014 results of operations.
Despite these difficult decisions and challenges, Citi continued to make progress on its execution priorities in 2014, including:

•
Efficient resource allocation and disciplined expense management: As noted above, Citi continued to take actions to simplify and streamline the organization as well as improve productivity. As part of these efforts, Citi announced strategic actions to exit its consumer businesses in certain international markets in Global Consumer Banking (GCB) and certain businesses in Institutional Clients Group (ICG) to focus on those markets and businesses where it believes it has the greatest scale, growth potential and ability to provide meaningful returns to its shareholders.

•	Wind down of Citi Holdings: Citi continued to wind down Citi Holdings, including reducing its assets by $19 billion, or 16%, from year end 2013.

•	Utilization of deferred tax assets (DTAs): Citi utilized approximately $3.3 billion in DTAs during 2014 (for additional information, see “Income Taxes” below).

While making progress on these initiatives in 2014, Citi expects the operating environment in 2015 to remain challenging. Regulatory changes and requirements continue to create uncertainties for Citi and its businesses. While the U.S. economy continues to improve, it remains susceptible to global events and volatility. The economic and fiscal situations of several European countries remain fragile, and geopolitical tensions in the region have added to the uncertainties. Although most emerging market economies continue to grow, growth has slowed in some markets and these economies are also susceptible to outside macroeconomic events and challenges. The frequency with which legal and regulatory proceedings are initiated against financial institutions, and the severity of the remedies sought in these proceedings, has increased substantially over the past several years, including 2014. Financial institutions also remain a target for an increasing number of cybersecurity attacks. For a more detailed discussion of these and other risks that could impact Citi’s businesses, results of operations and financial condition during 2015, see each respective business’ results of operations, “Risk Factors” and “Managing Global Risk” below.
While Citi may not be able to completely control these and other factors affecting its operating environment in 2015, it will remain focused on its execution priorities, as described above, and remains committed to achieving its 2015 financial targets for Citicorp’s operating efficiency ratio and Citigroup’s return on assets.

2014 Summary Results

Citigroup
Citigroup reported net income of $7.3 billion or $2.20 per diluted share, compared to $13.7 billion or $4.35 per share in 2013. In 2014, Citi’s results included negative $390 million (negative $240 million after-tax) of CVA/DVA, compared to negative $342 million (negative $213 million after-tax) in 2013 (for additional information, including Citi’s adoption of funding valuation adjustments, or FVA, in 2014, see Note 25 to the Consolidated Financial Statements). Citi’s results in 2014 also included a charge of $3.8 billion ($3.7 billion after-tax) related to the mortgage settlement announced in July 2014 regarding certain of Citi’s legacy residential mortgage-backed securities and CDO activities, recorded in Citi Holdings. Results in 2014 further included a tax charge of approximately $210 million related to corporate tax reforms enacted in two states, compared to a tax benefit of $176 million in 2013 related to the resolution of certain tax audit items, both recorded in Corporate/Other. In addition, Citi’s 2013 results included a net fraud loss in Mexico of $360 million ($235 million after-tax) recorded in ICG, and a $189 million after-tax benefit related to the divestiture of Credicard, Citi’s non-Citibank branded cards and consumer finance business in Brazil (Credicard), recorded in Corporate/Other.
Excluding these items, Citi reported net income of $11.5 billion in 2014, or $3.55 per diluted share, compared to $13.8 billion, or $4.37 per share, in the prior year. The 16% decrease from 2013 was driven by higher expenses, a lower net loan loss reserve release and a higher effective tax rate due primarily to non-deductible legal and related expenses incurred during the year (for additional information, see Note 9 to the Consolidated Financial Statements), partially offset by increased revenues in Citi Holdings and a decline in net credit losses. (Citi’s results of operations excluding the impacts of CVA/DVA, the mortgage settlement, the tax items, the net fraud loss and the Credicard divestiture are non-GAAP financial measures. Citi believes the presentation of its results of operations excluding these impacts provides a more meaningful depiction for investors of the underlying fundamentals of its businesses.)
Citi’s revenues, net of interest expense, were $76.9 billion in 2014, up 1% versus the prior year. Excluding CVA/DVA, revenues were $77.3 billion, also up 1% from 2013, as revenues rose 28% in Citi Holdings, partially offset by a 1% decline in Citicorp. Net interest revenues of $48.0 billion were 3% higher than 2013, mostly driven by lower funding costs. Excluding CVA/DVA, non-interest revenues were $29.3 billion, down 2% from 2013, driven by lower revenues in ICG and GCB in Citicorp, partially offset by higher non-interest revenues in Citi Holdings.

Expenses
Citigroup expenses increased 14% versus 2013 to $55.1 billion. Excluding the impact of the mortgage settlement in 2014 and the net fraud loss in 2013, operating expenses increased 7% versus the prior year to $51.3 billion driven by higher legal and related expenses ($5.8 billion compared to $3.0 billion in the prior year) and repositioning costs ($1.6 billion compared to $590 million in the prior year).
Excluding the legal and related expenses, net fraud loss in 2013, repositioning charges and the impact of foreign exchange translation into U.S. dollars for reporting purposes (FX translation), which lowered reported expenses by approximately $503 million in 2014 compared to 2013, expenses were roughly unchanged at $43.9 billion as repositioning savings, expense reductions in Citi Holdings and other productivity initiatives were fully offset by the impact of higher regulatory and compliance and volume-related costs. (Citi’s results of operations excluding the impact of legal and related expenses, repositioning charges and FX translation are non-GAAP financial measures. Citi believes the presentation of its results of operations excluding these impacts provides a more meaningful depiction for investors of the underlying fundamentals of its businesses.)
Excluding the impact of the net fraud loss in 2013, Citicorp’s expenses were $47.3 billion, up 12% from the prior year, primarily reflecting higher legal and related expenses, largely in Corporate/Other ($4.8 billion compared to $432 million in 2013), higher repositioning costs ($1.6 billion compared to $547 million in 2013), higher regulatory and compliance costs and higher volume-related costs, partially offset by efficiency savings. Excluding the impact of the mortgage settlement in 2014, Citi Holdings’ expenses were $4.0 billion, down 34% from 2013, reflecting lower legal and related expenses as well as the ongoing decline in Citi Holdings’ assets.

Credit Costs and Allowance for Loan Losses
Citi’s total provisions for credit losses and for benefits and claims of $7.5 billion declined 12% from 2013. Excluding the impact of the mortgage settlement in 2014, total provisions for credit losses and for benefits and claims declined 13% to $7.4 billion versus the prior year. Net credit losses of $9.0 billion were down 14% versus the prior year. Consumer net credit losses declined 15% to $8.7 billion, reflecting continued improvements in the North America mortgage portfolio within Citi Holdings, as well as North America Citi-branded cards and Citi retail services in Citicorp. Corporate net credit losses increased 43% to $288 million in 2014. Corporate net credit losses in 2014 included approximately $113 million of incremental net credit losses related to the Pemex supplier program in Mexico (for additional information regarding the Pemex supplier program, see “Institutional Clients Group” below).
The net release of allowance for loan losses and unfunded lending commitments was $2.3 billion in 2014. Excluding the impact of the mortgage settlement in 2014, the net release of allowance for loan losses and unfunded lending commitments was $2.4 billion in 2014 compared to a $2.8 billion release in the prior year. Citicorp’s net reserve release increased to $1.4 billion from $736 million in 2013 due to higher reserve releases in North America GCB and ICG, reflecting improved credit trends. Citi Holdings’ net reserve release, excluding the impact of the mortgage settlement in 2014, decreased 53% to $958 million, primarily due to lower releases related to the North America mortgage portfolio (which also had lower net credit losses).
Citigroup’s total allowance for loan losses was $16.0 billion at year end, or 2.50% of total loans, compared to $19.6 billion, or 2.97%, at the end of 2013. The decline in the total allowance for loan losses reflected the continued wind down of Citi Holdings and overall continued improvement in the credit quality of Citi’s loan portfolios. The consumer allowance for loan losses was $13.6 billion, or 3.68% of total consumer loans, at year end, compared to $17.1 billion, or 4.34% of total loans, at the end of 2013. The consumer 90+ days past due delinquencies were $4.6 billion, or 1.27% of consumer loans, at year end, a decline from $5.7 billion or 1.49% of loans in the prior year. Total non-accrual assets fell to $7.4 billion, a 22% reduction compared to 2013. Corporate non-accrual loans declined 38% to $1.2 billion, while Consumer non-accrual loans declined 17% to $5.9 billion, both reflecting the continued improvement in credit trends.

Capital
Despite the challenging operating environment and elevated legal and related expenses during 2014, Citi was able to maintain its regulatory capital, primarily through net income and the further reduction of its DTAs. Citigroup’s Basel III Tier 1 Capital and Common Equity Tier 1 Capital ratios, on a fully implemented basis, were 11.5% and 10.6% as of December 31, 2014, respectively, compared to 11.3% and 10.6% as of December 31, 2013 (all based on the Advanced Approaches for determining risk-weighted assets). Citigroup’s estimated Basel III Supplementary Leverage ratio as of December 31, 2014 was 6.0% compared to 5.4% as of

December 31, 2013, each based on the revised final U.S. Basel III rules. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Citicorp
Citicorp net income decreased 32% from the prior year to $10.7 billion. CVA/DVA, recorded in ICG, was negative $343 million (negative $211 million after-tax) in 2014, compared to negative $345 million (negative $214 million after-tax) in the prior year (for a summary of CVA/DVA by business within ICG, see “Institutional Clients Group” below).
Excluding CVA/DVA as well as the impact of the net fraud loss in Mexico, the tax items and the divestiture of Credicard noted above, Citicorp’s net income was $11.1 billion, down 29% from the prior year, as higher expenses, a higher effective tax rate and lower revenues were partially offset by continued improvement in credit costs.
Citicorp revenues, net of interest expense, decreased 1% from the prior year to $71.1 billion. Excluding CVA/DVA, Citicorp revenues were $71.4 billion in 2014, also down 1% from the prior year. GCB revenues of $37.8 billion decreased 1% versus the prior year. North America GCB revenues declined 1% to $19.6 billion driven by lower retail banking revenues, partially offset by higher revenues in Citi-branded cards and Citi retail services. Retail banking revenues declined 9% to $4.9 billion versus the prior year, primarily reflecting lower mortgage origination revenues and spread compression in the deposits portfolios, partially offset by volume-related growth and gains from branch sales during the year. Citi-branded cards revenues of $8.3 billion were up 1% versus the prior year as purchase sales grew and an improvement in spreads driven by a reduction in promotional rate balances mostly offset the impact of lower average loans. Citi retail services revenues increased 4% to $6.5 billion, mainly reflecting the impact of the Best Buy portfolio acquisition in September 2013, partially offset by continued declines in fee revenues primarily reflecting higher yields and improving credit and the resulting increase in contractual partner payments. North America GCB average deposits of $171 billion grew 3% year-over-year and average retail loans of $46 billion grew 9%. Average card loans of $110 billion increased 2%, and purchase sales of $252 billion increased 5% versus the prior year. For additional information on the results of operations of North America GCB for 2014, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of EMEA GCB, Latin America GCB and Asia GCB) decreased 2% versus the prior year to $18.1 billion. Excluding the impact of FX translation, international GCB revenues rose 2% from the prior year, driven by 4% growth in Latin America GCB and 1% growth in Asia GCB, partially offset by a 1% decline in EMEA GCB (for the impact of FX translation on 2014 results of operations for each of EMEA GCB, Latin America GCB and Asia GCB, see the table accompanying the discussion of each respective business’ results of operations below). The growth in international GCB revenues, excluding the impact of FX translation, mainly reflected volume growth in all regions, partially offset by spread compression, the ongoing impact of regulatory changes and the repositioning of Citi’s franchise in

Korea, as well as market exits in EMEA GCB in 2013. For additional information on the results of operations of EMEA GCB, Latin America GCB and Asia GCB for 2014, see “Global Consumer Banking” below. Year-over-year, international GCB average deposits increased 2%, average retail loans increased 7%, investment sales increased 8%, average card loans increased 2% and card purchase sales increased 5%, all excluding the impact of Credicard’s results in the prior year period and FX translation.
ICG revenues were $33.3 billion in 2014, down 1% from the prior year. Excluding CVA/DVA, ICG revenues were $33.6 billion, also down 1% from the prior year. Banking revenues of $17.0 billion, excluding CVA/DVA and the impact of mark-to-market gains/(losses) on hedges related to accrual loans within corporate lending (see below), increased 5% from the prior year, primarily reflecting growth in investment banking, corporate lending and private bank revenues. Investment banking revenues increased 7% versus the prior year, driven by an 11% increase in advisory revenues to $949 million and an 18% increase in equity underwriting to $1.2 billion. Debt underwriting revenues of $2.5 billion were largely unchanged from 2013. Private bank revenues, excluding CVA/DVA, increased 7% to $2.7 billion from the prior year, driven by increased client volumes and growth in investment and capital markets products, partially offset by spread compression. Corporate lending revenues rose 52% to $1.9 billion, including $116 million of mark-to-market gains on hedges related to accrual loans compared to a $287 million loss in the prior year. Excluding the mark-to-market impact on hedges related to accrual loans in both periods, corporate lending revenues rose 15% versus the prior year to $1.7 billion, primarily reflecting growth in average loans and improved funding costs. Treasury and trade solutions revenues increased by 1% versus the prior year to $7.9 billion as volume and fee growth was largely offset by the impact of spread compression globally.
Markets and securities services revenues of $16.5 billion, excluding CVA/DVA, decreased 8% from the prior year. Fixed income markets revenues of $11.8 billion, excluding CVA/DVA, decreased 11% from the prior year, reflecting weakness across rates and currencies, credit markets and municipals due to challenging trading conditions, partially offset by increased securitized products and commodities revenues. The first half of 2013 included a strong performance in rates and currencies, driven in part by the impact of quantitative easing globally. Equity markets revenues of $2.8 billion, excluding CVA/DVA, declined 1% versus the prior year, mostly reflecting weakness in cash equities in EMEA driven by volatility in Europe, partially offset by strength in prime finance. Securities services revenues of $2.3 billion increased 3% versus the prior year primarily due to increased volumes, assets under custody and overall client activity. For additional information on the results of operations of ICG for 2014, see “Institutional Clients Group” below.
Corporate/Other revenues decreased to $47 million from $121 million in the prior year, driven mainly by lower revenues from sales of available-for-sale securities as well as hedging activities. For additional information on the results of operations of Corporate/Other in 2014, see “Corporate/Other” below.
Citicorp end-of-period loans were roughly unchanged at $572 billion, with 1% growth in corporate loans offset by a 2% decline in consumer loans. Excluding the impact of FX translation, Citicorp loans grew 3%, with 4% growth in corporate loans and 2% growth in consumer loans.

Citi Holdings
Citi Holdings’ net loss was $3.4 billion in 2014 compared to a net loss of $1.9 billion in 2013. CVA/DVA was negative $47 million (negative $29 million after-tax) in 2014, compared to positive $3 million (positive $1 million after-tax) in the prior year. Excluding the impact of CVA/DVA and the mortgage settlement in 2014, Citi Holdings’ net income was $385 million, reflecting lower expenses, higher revenues and lower net credit losses, partially offset by a lower net loan loss reserve release.
Citi Holdings’ revenues increased 27% to $5.8 billion from the prior year. Excluding CVA/DVA, Citi Holdings’ revenues increased 28% to $5.9 billion from the prior year. Net interest revenues increased 11% year-over-year to $3.5 billion, largely driven by lower funding costs. Non-interest revenues, excluding CVA/DVA, increased 68% to $2.3 billion from the prior year, primarily driven by higher gains on assets sales and the absence of repurchase reserve builds for representation and warranty claims in 2014. For additional information on the results of operations of Citi Holdings in 2014, see “Citi Holdings” below.
Citi Holdings’ assets were $98 billion, 16% below the prior year, and represented approximately 5% of Citi’s total GAAP assets and 14% of its risk-weighted assets under Basel III as of year end (based on the Advanced Approaches for determining risk-weighted assets).

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

In millions of dollars, except per-share amounts and ratios	2014	2013	2012	2011	2010
Net interest revenue	$47,993	$46,793	$46,686	$47,649	$53,539
Non-interest revenue	28,889	29,626	22,504	29,612	32,210
Revenues, net of interest expense	$76,882	$76,419	$69,190	$77,261	$85,749
Operating expenses	55,051	48,408	50,036	50,180	46,824
Provisions for credit losses and for benefits and claims	7,467	8,514	11,329	12,359	25,809
Income from continuing operations before income taxes	$14,364	$19,497	$7,825	$14,722	$13,116
Income taxes	6,864	5,867	7	3,575	2,217
Income from continuing operations	$7,500	$13,630	$7,818	$11,147	$10,899
Income (loss) from discontinued operations, net of taxes (1)	(2)	270	(58)	68	(16)
Net income before attribution of noncontrolling interests	$7,498	$13,900	$7,760	$11,215	$10,883
Net income attributable to noncontrolling interests	185	227	219	148	281
Citigroup’s net income	$7,313	$13,673	$7,541	$11,067	$10,602
Less:
Preferred dividends-Basic	$511	$194	$26	$26	$9
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	111	263	166	186	90
Income allocated to unrestricted common shareholders for basic EPS	$6,691	$13,216	$7,349	$10,855	$10,503
Add: Interest expense, net of tax, dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	1	11	17	2
Income allocated to unrestricted common shareholders for diluted EPS	$6,691	$13,217	$7,360	$10,872	$10,505
Earnings per share
Basic
Income from continuing operations	$2.21	$4.27	$2.53	$3.71	$3.64
Net income	2.21	4.35	2.51	3.73	3.65
Diluted
Income from continuing operations	$2.20	$4.26	$2.46	$3.60	$3.53
Net income	2.20	4.35	2.44	3.63	3.54
Dividends declared per common share	0.04	0.04	0.04	0.03	—

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

	Citigroup Inc. and Consolidated Subsidiaries
In millions of dollars, except per-share amounts, ratios and direct staff	2014	2013	2012	2011	2010
At December 31:
Total assets	$1,842,530	$1,880,382	$1,864,660	$1,873,878	$1,913,902
Total deposits (2)	899,332	968,273	930,560	865,936	844,968
Long-term debt	223,080	221,116	239,463	323,505	381,183
Citigroup common stockholders’ equity	200,066	197,601	186,487	177,494	163,156
Total Citigroup stockholders’ equity	210,534	204,339	189,049	177,806	163,468
Direct staff (in thousands)	241	251	259	266	260
Performance metrics
Return on average assets	0.39%	0.73%	0.39%	0.55%	0.53%
Return on average common stockholders’ equity (3)	3.4	7.0	4.1	6.3	6.8
Return on average total stockholders’ equity (3)	3.5	6.9	4.1	6.3	6.8
Efficiency ratio (Operating expenses/Total revenues)	72	63	72	65	55
Basel III ratios - full implementation
Common Equity Tier 1 Capital (4)	10.58%	10.59%	8.74%	N/A	N/A
Tier 1 Capital (4)	11.47	11.25	9.05	N/A	N/A
Total Capital (4)	12.81	12.65	10.83	N/A	N/A
Estimated supplementary leverage ratio (5)	5.96	5.43	N/A	N/A	N/A
Citigroup common stockholders’ equity to assets	10.86%	10.51%	10.00%	9.47%	8.52%
Total Citigroup stockholders’ equity to assets	11.43	10.87	10.14	9.49	8.54
Dividend payout ratio (6)	1.8	0.9	1.6	0.8	NM
Book value per common share	$66.16	$65.23	$61.57	$60.70	$56.15
Ratio of earnings to fixed charges and preferred stock dividends	1.98x	2.16x	1.37x	1.60x	1.51x

(1)
Discontinued operations include Credicard, Citi Capital Advisors and Egg Banking credit card business. See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

(2)
Reflects reclassification of approximately $21 billion of deposits to held-for-sale (Other liabilities) at December 31, 2014 as a result of the agreement to sell Citi’s retail banking business in Japan. See “Asia GCB” below and Note 2 to the Consolidated Financial Statements.

(3)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(4)
Capital ratios based on the final U.S. Basel III rules, with full implementation assumed for capital components; risk-weighted assets based on the Advanced Approaches for determining total risk-weighted assets. See “Capital Resources” below.

(5)
Citi’s estimated Supplementary Leverage ratio is based on the revised final U.S. Basel III rules issued in September 2014 and represents the ratio of Tier 1 Capital to Total Leverage Exposure (TLE). TLE is the sum of the daily average of on balance sheet assets for the quarter and the average of certain off balance sheet exposures calculated as of the last day of each month in the quarter, less applicable Tier 1 Capital deductions. See “Capital Resources” below.

(6) Dividends declared per common share as a percentage of net income per diluted share.
N/A Not applicable to 2012, 2011 and 2010. See “Capital Resources” below.
NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
The following tables show the income (loss) and revenues for Citigroup on a segment and business view:
CITIGROUP INCOME

In millions of dollars	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$4,421	$3,910	$4,564	13%	(14)%
EMEA	(7)	35	(61)	NM	NM
Latin America	1,204	1,337	1,382	(10)	(3)
Asia	1,320	1,481	1,712	(11)	(13)
Total	$6,938	$6,763	$7,597	3%	(11)%
Institutional Clients Group
North America	$3,896	$3,143	$1,598	24%	97%
EMEA	1,984	2,432	2,467	(18)	(1)
Latin America	1,337	1,628	1,879	(18)	(13)
Asia	2,304	2,211	1,890	4	17
Total	$9,521	$9,414	$7,834	1%	20%
Corporate/Other	$(5,593)	$(630)	$(1,048)	NM	40%
Total Citicorp	$10,866	$15,547	$14,383	(30)%	8%
Citi Holdings	$(3,366)	$(1,917)	$(6,565)	(76)%	71%
Income from continuing operations	$7,500	$13,630	$7,818	(45)%	74%
Discontinued operations	$(2)	$270	$(58)	NM	NM
Net income attributable to noncontrolling interests	185	227	219	(19)%	4%
Citigroup’s net income	$7,313	$13,673	$7,541	(47)%	81%
NM Not meaningful

CITIGROUP REVENUES

In millions of dollars	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
CITICORP
Global Consumer Banking
North America	$19,645	$19,776	$20,950	(1)%	(6)%
EMEA	1,358	1,449	1,485	(6)	(2)
Latin America	9,204	9,316	8,742	(1)	7
Asia	7,546	7,624	7,928	(1)	(4)
Total	$37,753	$38,165	$39,105	(1)%	(2)%
Institutional Clients Group
North America	$12,345	$11,473	$8,973	8%	28%
EMEA	9,513	10,020	9,977	(5)	—
Latin America	4,237	4,692	4,710	(10)	—
Asia	7,172	7,382	7,102	(3)	4
Total	$33,267	$33,567	$30,762	(1)%	9%
Corporate/Other	$47	$121	$128	(61)%	(5)%
Total Citicorp	$71,067	$71,853	$69,995	(1)%	3%
Citi Holdings	$5,815	$4,566	$(805)	27%	NM
Total Citigroup net revenues	$76,882	$76,419	$69,190	1%	10%

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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of consumer banking in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Banking and Markets and securities services). Citicorp also includes Corporate/Other. At December 31, 2014, Citicorp had $1.7 trillion of assets and $889 billion of deposits, representing 95% of Citi’s total assets and 99% of Citi’s total deposits, respectively.

In millions of dollars except as otherwise noted	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Net interest revenue	$44,452	$43,609	$44,067	2%	(1)%
Non-interest revenue	26,615	28,244	25,928	(6)	9
Total revenues, net of interest expense	$71,067	$71,853	$69,995	(1)%	3%
Provisions for credit losses and for benefits and claims
Net credit losses	$7,327	$7,393	$8,389	(1)%	(12)%
Credit reserve build (release)	(1,252)	(826)	(2,222)	(52)	63
Provision for loan losses	$6,075	$6,567	$6,167	(7)%	6%
Provision for benefits and claims	199	212	236	(6)	(10)
Provision for unfunded lending commitments	(152)	90	40	NM	NM
Total provisions for credit losses and for benefits and claims	$6,122	$6,869	$6,443	(11)%	7%
Total operating expenses	$47,336	$42,438	$44,773	12%	(5)%
Income from continuing operations before taxes	$17,609	$22,546	$18,779	(22)%	20%
Income taxes	6,743	6,999	4,396	(4)	59
Income from continuing operations	$10,866	$15,547	$14,383	(30)%	8%
Income (loss) from discontinued operations, net of taxes	(2)	270	(58)	NM	NM
Noncontrolling interests	181	211	216	(14)	(2)
Net income	$10,683	$15,606	$14,109	(32)%	11%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,745	$1,763	$1,709	(1)%	3%
Average assets	1,788	1,749	1,717	2	2
Return on average assets	0.60%	0.89%	0.82%
Efficiency ratio (Operating expenses/Total revenues)	67	59	64
Total EOP loans	$572	$573	$540	—	6
Total EOP deposits	889	932	863	(5)	8
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical consumer banking businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is a globally diversified business with 3,280 branches in 35 countries around the world as of December 31, 2014. For the year ended December 31, 2014, GCB had $399 billion of average assets and $331 billion of average deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.
Consistent with its strategy to continue to optimize its branch footprint and further concentrate its presence in major metropolitan areas, during 2014, Citi announced that it intends to exit its consumer businesses in the following markets: Costa Rica, El Salvador, Guatemala, Nicaragua, Panama and Peru (in Latin America); Japan, Guam and its consumer finance business in Korea (in Asia); and the Czech Republic, Egypt and Hungary (in EMEA). Citi expects to substantially complete its exit from these businesses by the end of 2015. These consumer businesses, consisting of $28 billion of assets, $7 billion of consumer loans and $3 billion of deposits (excluding approximately $21 billion of deposits reclassified to held-for-sale as a result of Citi’s agreement in December 2014 to sell its Japan retail banking business) as of December 31, 2014, contributed approximately $1.6 billion of revenues, $1.4 billion of expenses and a net loss of $40 million in 2014, with the loss primarily attributable to repositioning and other actions directly related to the exit plans. These businesses will be reported as part of Citi Holdings beginning in the first quarter of 2015. For additional information, see “Executive Summary” above and “Latin America GCB” and “Asia GCB” below.

In millions of dollars except as otherwise noted	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Net interest revenue	$28,910	$28,648	$28,665	1%	—%
Non-interest revenue	8,843	9,517	10,440	(7)	(9)
Total revenues, net of interest expense	$37,753	$38,165	$39,105	(1)%	(2)%
Total operating expenses	$21,277	$21,187	$21,872	—%	(3)%
Net credit losses	$7,051	$7,211	$8,107	(2)%	(11)%
Credit reserve build (release)	(1,162)	(669)	(2,176)	(74)	69
Provision (release) for unfunded lending commitments	(23)	37	—	NM	—
Provision for benefits and claims	199	212	237	(6)	(11)
Provisions for credit losses and for benefits and claims	$6,065	$6,791	$6,168	(11)%	10%
Income from continuing operations before taxes	$10,411	$10,187	$11,065	2%	(8)%
Income taxes	3,473	3,424	3,468	1	(1)
Income from continuing operations	$6,938	$6,763	$7,597	3%	(11)%
Noncontrolling interests	26	17	3	53	NM
Net income	$6,912	$6,746	$7,594	2%	(11)%
Balance Sheet data (in billions of dollars)
Average assets	$399	$395	$388	1%	2%
Return on average assets	1.73%	1.71%	1.98%
Efficiency ratio	56	56	56
Total EOP assets	$396	$405	$404	(2)	—
Average deposits	331	327	322	1	2
Net credit losses as a percentage of average loans	2.37%	2.51%	2.87%
Revenue by business
Retail banking	$16,354	$16,941	$18,167	(3)%	(7)%
Cards (1)	21,399	21,224	20,938	1	1
Total	$37,753	$38,165	$39,105	(1)%	(2)%
Income from continuing operations by business
Retail banking	$1,776	$1,907	$2,794	(7)%	(32)%
Cards (1)	5,162	4,856	4,803	6	1
Total	$6,938	$6,763	$7,597	3%	(11)%
(Table continues on next page.)

Foreign currency (FX) translation impact
Total revenue-as reported	$37,753	$38,165	$39,105	(1)%	(2)%
Impact of FX translation (2)	—	(674)	(890)
Total revenues-ex-FX	$37,753	$37,491	$38,215	1%	(2)%
Total operating expenses-as reported	$21,277	$21,187	$21,872	—%	(3)%
Impact of FX translation (2)	—	(373)	(630)
Total operating expenses-ex-FX	$21,277	$20,814	$21,242	2%	(2)%
Total provisions for LLR & PBC-as reported	$6,065	$6,791	$6,168	(11)%	10%
Impact of FX translation (2)	—	(122)	(136)
Total provisions for LLR & PBC-ex-FX	$6,065	$6,669	$6,032	(9)%	11%
Net income-as reported	$6,912	$6,746	$7,594	2%	(11)%
Impact of FX translation (2)	—	(120)	(79)
Net income-ex-FX	$6,912	$6,626	$7,515	4%	(12)%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the fourth quarter of 2014 average exchange rates for all periods presented.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small to mid-size businesses in the U.S. North America GCB’s 849 retail bank branches as of December 31, 2014 are largely concentrated in the greater metropolitan areas of New York, Chicago, Miami, Washington, D.C., Boston, Los Angeles and San Francisco.
At December 31, 2014, North America GCB had approximately 11.7 million retail banking customer accounts, $46.8 billion of retail banking loans and $171.4 billion of deposits. In addition, North America GCB had approximately 111.7 million Citi-branded and Citi retail services credit card accounts, with $114.0 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Net interest revenue	$17,200	$16,658	$16,460	3%	1%
Non-interest revenue	2,445	3,118	4,490	(22)	(31)
Total revenues, net of interest expense	$19,645	$19,776	$20,950	(1)%	(6)%
Total operating expenses	$9,676	$9,850	$10,204	(2)%	(3)%
Net credit losses	$4,203	$4,634	$5,756	(9)%	(19)%
Credit reserve build (release)	(1,241)	(1,036)	(2,389)	(20)	57
Provisions for benefits and claims	41	60	70	(32)	(14)
Provision for unfunded lending commitments	(8)	6	1	NM	NM
Provisions for credit losses and for benefits and claims	$2,995	$3,664	$3,438	(18)%	7%
Income from continuing operations before taxes	$6,974	$6,262	$7,308	11%	(14)%
Income taxes	2,553	2,352	2,744	9	(14)
Income from continuing operations	$4,421	$3,910	$4,564	13%	(14)%
Noncontrolling interests	(1)	2	1	NM	100
Net income	$4,422	$3,908	$4,563	13%	(14)%
Balance Sheet data (in billions of dollars)
Average assets	$178	$175	$172	2%	2%
Return on average assets	2.48%	2.23%	2.65%
Efficiency ratio	49	50	49
Average deposits	$170.7	$166.0	$153.9	3	8
Net credit losses as a percentage of average loans	2.69%	3.09%	3.83%
Revenue by business
Retail banking	$4,901	$5,376	$6,687	(9)%	(20)%
Citi-branded cards	8,282	8,211	8,234	1	—
Citi retail services	6,462	6,189	6,029	4	3
Total	$19,645	$19,776	$20,950	(1)%	(6)%
Income from continuing operations by business
Retail banking	$349	$411	$1,136	(15)%	(64)%
Citi-branded cards	2,402	1,942	1,988	24	(2)
Citi retail services	1,670	1,557	1,440	7	8
Total	$4,421	$3,910	$4,564	13%	(14)%

NM Not meaningful

2014 vs. 2013
Net income increased by 13% due to lower net credit losses, higher loan loss reserve releases and lower expenses, partially offset by lower revenues.
Revenues decreased 1%, with lower revenues in retail banking, partially offset by higher revenues in Citi-branded cards and Citi retail services. Net interest revenue increased 3% primarily due to an increase in average loans in Citi retail services driven by the Best Buy portfolio acquisition in September 2013 and continued volume growth in retail banking, which more than offset lower average loans in Citi-branded cards. Non-interest revenue decreased 22%, driven by lower mortgage origination revenues due to significantly lower U.S. mortgage refinancing activity and a continued decline in revenues in Citi retail services, primarily reflecting improving credit and the resulting impact on contractual partner payments, partially offset by a 5% increase in total card purchase sales to $252 billion and gains during the year from branch sales (approximately $130 million).
Retail banking revenues of $4.9 billion decreased 9% due to the lower mortgage origination revenues and spread compression in the deposit portfolios, which began to abate during the latter part of the year, partially offset by continued volume-related growth and the gains from branch sales. Consistent with GCB’s strategy, during 2014, NA GCB closed or sold over 130 branches (a 14% decline from the prior year), with announced plans to sell or close an additional 60 branches in early 2015. Average loans of $46 billion increased 9% and average deposits of $171 billion increased 3%.
Cards revenues increased 2% as average loans of $110 billion increased 3% versus 2013. In Citi-branded cards, revenues increased 1% as a 4% increase in purchase sales and higher net interest spreads, driven by the continued reduction of promotional balances in the portfolio, mostly offset lower average loans (3% decline from 2013). The decline in average loans was driven primarily by the reduction in promotional balances, and to a lesser extent, increased customer payment rates during the year. In addition, while the business experienced modest full rate loan growth during 2014, growth in full rate loan balances began to slow during the latter part of the year. Combined with the continued reduction in promotional balances, NA GCB could experience pressure on full rate loan growth during 2015.
Citi retail services revenues increased 4% primarily due to a 12% increase in average loans driven by the Best Buy acquisition, partially offset by continued declines in fee revenues primarily reflecting higher yields and improving credit and the resulting increase in contractual partner payments. Citi retail services revenues also benefited from lower funding costs, partially offset by a decline in net interest spreads due to a higher percentage of promotional balances within the portfolio. Purchase sales in Citi retail services increased 7% from 2013, driven by the acquisition of the Best Buy portfolio.
With respect to both cards portfolios, as widely publicized, U.S. gas prices declined during 2014, particularly in the fourth quarter. The decline in gas prices has negatively impacted purchase sales in the fuel portfolios, particularly in Citi retail services, and consumer savings from lower gas prices may not result in higher spending in other spend categories. NA GCB will continue to monitor trends in this area going into 2015.
Expenses decreased 2% as ongoing cost reduction initiatives were partially offset by higher repositioning charges, increased investment spending and an increase in Citi retail services expenses due to the impact of the Best Buy portfolio acquisition. Cost reduction initiatives included the ongoing repositioning of the mortgage business due to the decline in mortgage refinancing activity, as well as continued rationalization of the branch footprint, including reducing the number of overall branches, as discussed above.
Provisions decreased 18% due to lower net credit losses (9%) and higher loan loss reserve releases (21%). Net credit losses declined in Citi-branded cards (down 14% to $2.2 billion) and in Citi retail services (down 2% to $1.9 billion). The loan loss reserve release increased to $1.2 billion due to the continued improvement in Citi-branded cards, partially offset by a lower loan loss reserve release in Citi retail services due to reserve builds for new loans originated in the Best Buy portfolio. Given the improvement in credit within the cards portfolios during 2014, NA GCB would not expect to see similar levels of loan loss reserve releases in 2015.

2013 vs. 2012
Net income decreased 14%, mainly driven by lower revenues and lower loan loss reserve releases, partially offset by lower net credit losses and expenses.
Revenues decreased 6% primarily due to lower retail banking revenues. The decline in retail banking revenues was primarily due to lower mortgage origination revenues driven by the significantly lower U.S. mortgage refinancing activity and ongoing spread compression in the deposit portfolios, partially offset by growth in average deposits, average commercial loans and average retail loans.
Cards revenues increased 1%. In Citi-branded cards, revenues were unchanged as continued improvement in net interest spreads, reflecting higher yields as promotional balances represented a smaller percentage of the portfolio total as well as lower funding costs, were offset by a decline in average loans. Citi retail services revenues increased 3% primarily due to the acquisition of the Best Buy portfolio, partially offset by improving credit and the resulting impact on contractual partner payments.
Expenses decreased 3%, primarily due to lower legal and related costs and repositioning savings, partially offset by higher mortgage origination costs and expenses in cards as a result of the Best Buy portfolio acquisition.
Provisions increased 7%, as lower net credit losses in the Citi-branded cards and Citi retail services portfolios were offset by lower loan loss reserve releases ($1.0 billion in 2013 compared to $2.4 billion in 2012), primarily related to cards, as well as reserve builds for new loans originated in the Best Buy portfolio.

EMEA GCB

EMEA GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Central and Eastern Europe and the Middle East. The countries in which EMEA GCB has the largest presence are Poland, Russia and the United Arab Emirates.
At December 31, 2014, EMEA GCB had 137 retail bank branches with approximately 3.1 million retail banking customer accounts, $5.4 billion in retail banking loans, $12.8 billion in deposits, and 2.0 million Citi-branded card accounts with $2.2 billion in outstanding card loan balances.

In millions of dollars, except as otherwise noted	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Net interest revenue	$899	$948	$1,010	(5)%	(6)%
Non-interest revenue	459	501	475	(8)	5
Total revenues, net of interest expense	$1,358	$1,449	$1,485	(6)%	(2)%
Total operating expenses	$1,283	$1,359	$1,469	(6)%	(7)%
Net credit losses	$61	$68	$105	(10)%	(35)%
Credit reserve build (release)	24	(18)	(5)	NM	NM
Provision for unfunded lending commitments	2	—	(1)	100	100
Provisions for credit losses	$87	$50	$99	74%	(49)%
Income (loss) from continuing operations before taxes	$(12)	$40	$(83)	NM	NM
Income taxes (benefits)	(5)	5	(22)	NM	NM
Income (loss) from continuing operations	$(7)	$35	$(61)	NM	NM
Noncontrolling interests	20	11	4	82%	NM
Net income (loss)	$(27)	$24	$(65)	NM	NM
Balance Sheet data (in billions of dollars)
Average assets	$10	$10	$9	—%	11%
Return on average assets	(0.27)%	0.24%	(0.72)%
Efficiency ratio	94	94	99
Average deposits	$13.1	$12.6	$12.6	4	—
Net credit losses as a percentage of average loans	0.75%	0.85%	1.40%
Revenue by business
Retail banking	$844	$868	$873	(3)%	(1)%
Citi-branded cards	514	581	612	(12)	(5)
Total	$1,358	$1,449	$1,485	(6)%	(2)%
Income (loss) from continuing operations by business
Retail banking	$(30)	$(42)	$(109)	29%	61%
Citi-branded cards	23	77	48	(70)	60
Total	$(7)	$35	$(61)	NM	NM
Foreign currency (FX) translation impact
Total revenues-as reported	$1,358	$1,449	$1,485	(6)%	(2)%
Impact of FX translation (1)	—	(72)	(77)
Total revenues-ex-FX	$1,358	$1,377	$1,408	(1)%	(2)%
Total operating expenses-as reported	$1,283	$1,359	$1,469	(6)%	(7)%
Impact of FX translation (1)	—	(59)	(79)
Total operating expenses-ex-FX	$1,283	$1,300	$1,390	(1)%	(6)%
Provisions for credit losses-as reported	$87	$50	$99	74%	(49)
Impact of FX translation (1)	—	(6)	(6)
Provisions for credit losses-ex-FX	$87	$44	$93	98%	(53)%
Net income (loss)-as reported	$(27)	$24	$(65)	NM	NM
Impact of FX translation (1)	—	7	9
Net income (loss)-ex-FX	$(27)	$31	$(56)	NM	NM

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the fourth quarter of 2014 average exchange rates for all periods presented.

NM	Not meaningful

The discussion of the results of operations for EMEA GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of EMEA GCB’s results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2014 vs. 2013
Net income declined $58 million to a net loss of $27 million as higher credit costs and lower revenues were partially offset by lower expenses.
Revenues decreased 1%, driven by lower revenues resulting from the sales of Citi’s consumer operations in Turkey and Romania during 2013, spread compression and the absence of the prior-year gain related to the Turkey sale, largely offset by volume growth. Net interest revenue was roughly unchanged as spread compression was offset by growth in average retail loans. Non-interest revenue decreased 4%, mainly reflecting lower revenues due to the sales of the consumer operations in Turkey and Romania, partially offset by higher investment fees due to increased sales of higher spread investment products.
Retail banking revenues increased 2%, primarily due to increases in investment sales (3%), average deposits (5%) and average retail loans (11%), partially offset by the impact of the sales of the consumer operations in Turkey and Romania. Cards revenues declined 6%, primarily due to spread compression, interest rate caps, particularly in Poland, and the impact of the sales of the consumer operations in Turkey and Romania. Continued regulatory changes, including caps on interchange rates in Poland, and spread compression will likely continue to negatively impact revenues in EMEA GCB in 2015.
Expenses decreased 1%, primarily due to the impact of the sales of the consumer operations in Turkey and Romania and efficiency savings, which were largely offset by higher repositioning charges, continued investment spending on new internal operating platforms and volume-related expenses.
Provisions increased 98% to $87 million driven by a loan loss reserve build mainly related to Citi’s consumer business in Russia due to the ongoing economic situation in Russia (as discussed below), partially offset by a 1% decline in net credit losses.

Russia
Citi’s ability to grow its consumer business in Russia has been negatively impacted by actions Citi has taken to mitigate its risks and exposures in response to the ongoing political instability, such as limiting its exposure to additional credit risk. In addition, the ongoing economic situation in Russia, coupled with consumer overleveraging in the market, has negatively impacted consumer credit, particularly delinquencies in the Russian card and personal installment loan portfolios (which totaled $1.2 billion as of December 31, 2014, or 0.4% of total GCB loans), and Citi currently expects these trends could continue into 2015. Citi has taken these trends into consideration in determining its allowance for loan loss reserves. Any further actions Citi may take to mitigate its exposures or risks, or the imposition of additional sanctions (such as asset freezes) involving Russia or against Russian entities, business sectors, individuals or otherwise, could further negatively impact the results of operations of EMEA GCB. For additional information on Citi’s exposures in Russia, see “Managing Global Risk—Country and Cross-Border Risk” below.

2013 vs. 2012
Net income of $31 million compared to a net loss of $56 million in 2012 as lower expenses and lower net credit losses were partially offset by lower revenues, primarily due to the impact of the sales of Citi’s consumer operations in Turkey and Romania.
Revenues decreased 2%, mainly driven by the lower revenues resulting from the sales of the consumer operations in Turkey and Romania, partially offset by higher volumes in core markets and a gain related to the Turkey sale.
Retail banking revenues decreased 1%, driven by the sales of the consumer operations in Turkey and Romania, partially offset by increases in average deposits (1%) and average retail loans (13%) as well as the gain related to the Turkey sale. Cards revenues declined 4%, primarily due to spread compression and interest rate caps, particularly in Poland, and an 8% decrease in average cards loans, primarily due to the sales of the consumer operations in Turkey and Romania.
Expenses declined 6%, primarily due to repositioning savings as well as lower repositioning charges, partially offset by higher volume-related expenses and continued investment spending on new internal operating platforms.
Provisions declined 53% due to a 37% decrease in net credit losses largely resulting from the impact of the sales of the consumer operations in Turkey and Romania and a net credit recovery in the second quarter 2013.

LATIN AMERICA GCB
Latin America GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America GCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with 1,542 branches as of December 31, 2014. As previously announced, in the fourth quarter of 2014, Citi entered into an agreement to sell its consumer business in Peru (for additional information, see “Executive Summary” and “Global Consumer Banking” above).
At December 31, 2014, Latin America GCB had 1,829 retail branches, with approximately 31.5 million retail banking customer accounts, $27.7 billion in retail banking loans and $45.5 billion in deposits. In addition, the business had approximately 8.8 million Citi-branded card accounts with $10.9 billion in outstanding loan balances.

In millions of dollars, except as otherwise noted	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Net interest revenue	$6,230	$6,286	$6,041	(1)%	4%
Non-interest revenue	2,974	3,030	2,701	(2)	12
Total revenues, net of interest expense	$9,204	$9,316	$8,742	(1)%	7%
Total operating expenses	$5,422	$5,392	$5,301	1%	2%
Net credit losses	$2,008	$1,727	$1,405	16%	23%
Credit reserve build (release)	151	376	254	(60)	48
Provision (release) for unfunded lending commitments	(1)	—	—	(100)	—
Provision for benefits and claims	158	152	167	4	(9)
Provisions for loan losses and for benefits and claims (LLR & PBC)	$2,316	$2,255	$1,826	3%	23%
Income from continuing operations before taxes	$1,466	$1,669	$1,615	(12)%	3%
Income taxes	262	332	233	(21)	42
Income from continuing operations	$1,204	$1,337	$1,382	(10)%	(3)%
Noncontrolling interests	7	4	(2)	75	NM
Net income	$1,197	$1,333	$1,384	(10)%	(4)%
Balance Sheet data (in billions of dollars)
Average assets	$80	$82	$80	(2)%	3%
Return on average assets	1.50%	1.65%	1.82%
Efficiency ratio	59	58	61
Average deposits	$46.4	$45.6	$44.5	2	2
Net credit losses as a percentage of average loans	4.85%	4.19%	3.83%
Revenue by business
Retail banking	$6,000	$6,133	$5,841	(2)%	5%
Citi-branded cards	3,204	3,183	2,901	1	10
Total	$9,204	$9,316	$8,742	(1)%	7%
Income from continuing operations by business
Retail banking	$719	$752	$837	(4)%	(10)%
Citi-branded cards	485	585	545	(17)	7
Total	$1,204	$1,337	$1,382	(10)%	(3)%
Foreign currency (FX) translation impact
Total revenues-as reported	$9,204	$9,316	$8,742	(1)%	7%
Impact of FX translation (1)	—	(446)	(426)
Total revenues-ex-FX	$9,204	$8,870	$8,316	4%	7%
Total operating expenses-as reported	$5,422	$5,392	$5,301	1%	2%
Impact of FX translation (1)	—	(232)	(297)
Total operating expenses-ex-FX	$5,422	$5,160	$5,004	5%	3%
Provisions for LLR & PBC-as reported	$2,316	$2,255	$1,826	3%	23%
Impact of FX translation (1)	—	(100)	(103)
Provisions for LLR & PBC-ex-FX	$2,316	$2,155	$1,723	7%	25%
Net income-as reported	$1,197	$1,333	$1,384	(10)%	(4)%
Impact of FX translation (1)	—	(97)	(31)
Net income-ex-FX	$1,197	$1,236	$1,353	(3)%	(9)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the fourth quarter of 2014 average exchange rates for all periods presented.
NM Not Meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Latin America GCB’s results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2014 vs. 2013
Net income decreased 3% as higher expenses and credit costs were partially offset by higher revenues.
Revenues increased 4%, primarily due to volume growth and spread and fee growth in Mexico, partially offset by continued spread compression in the region and slower overall economic growth in certain Latin America markets, including Mexico and Brazil. Net interest revenue increased 4% due to increased volumes and stable spreads in Mexico, partially offset by the ongoing spread compression in other Latin America markets. Non-interest revenue increased 3%, primarily due to higher fees from increased volumes in retail banking and cards.
Retail banking revenues increased 3% as average loans increased 6%, investment sales increased 19% and average deposits increased 6%, partially offset by lower spreads in Brazil and Colombia. Cards revenues increased 6% as average loans increased 5% and purchase sales increased 1%, excluding the impact of Credicard’s results in the prior year period (for additional information, see Note 2 to the Consolidated Financial Statements). The increase in cards revenues was partially offset by lower economic growth and slowing cards purchase sales in Mexico due to the previously disclosed fiscal reforms enacted in 2013 in Mexico, which included, among other things, higher income and other taxes that negatively impacted consumer behavior and spending. Citi expects these trends, as well as spread compression, could continue to negatively impact revenues in Latin America GCB in 2015.
Expenses increased 5%, primarily due to mandatory salary increases in certain countries, higher legal and related costs, increased repositioning charges and higher technology spending, partially offset by productivity and repositioning savings.
Provisions increased 7%, primarily due to higher net credit losses, which were partially offset by a lower loan loss reserve build. Net credit losses increased 22%, driven by portfolio growth and continued seasoning in the Mexico cards portfolio. Net credit losses were also impacted by both the slower economic growth and fiscal reforms in Mexico (as discussed above) as well as a $71 million charge-off in the fourth quarter of 2014 related to Citi’s homebuilder exposure in Mexico, which was offset by a related release of previously established loan loss reserves and thus neutral to the cost of credit. The continued impact of the fiscal reforms and economic slowdown in Mexico is likely to cause net credit losses in Latin America GCB to remain elevated.

Argentina/Venezuela
For additional information on Citi’s exposures in Argentina and Venezuela and the potential impact to Latin America GCB results of operations as a result of certain developments in these countries, see “Managing Global Risk—Country and Cross-Border Risk” below.

2013 vs. 2012
Net income decreased 9% as higher credit costs, higher expenses and a higher effective tax rate were partially offset by higher revenues.
Revenues increased 7%, primarily due to volume growth in retail banking and cards, partially offset by spread compression. Retail banking revenues increased 5% as average loans increased 12%, investment sales increased 13% and average deposits increased 2%. Cards revenues increased 10% as average loans increased 10% and purchase sales increased 12%, excluding the impact of Credicard’s results.
Expenses increased 3% due to increased volume-related costs, mandatory salary increases in certain countries and higher regulatory costs, partially offset by lower repositioning charges and higher repositioning savings.
Provisions increased 25%, primarily due to higher net credit losses as well as a higher loan loss reserve build. Net credit losses increased 25%, primarily in the Mexico cards and personal loan portfolios, reflecting both volume growth and portfolio seasoning. The loan loss reserve build increased 52%, primarily due to an increase in reserves in Mexico related to the top three Mexican homebuilders, with the remainder due to portfolio growth and seasoning and the impact of potential losses related to hurricanes in the region during September 2013.

ASIA GCB
Asia GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in Korea, Singapore, Australia, Hong Kong, Taiwan, India, Japan, Malaysia, Indonesia, Thailand and the Philippines as of December 31, 2014. As previously announced, Citi entered into an agreement in December 2014 to sell its retail banking business in Japan (for additional information, see “Executive Summary” and “Global Consumer Banking” above).
At December 31, 2014, Asia GCB had 465 retail branches, approximately 16.4 million retail banking customer accounts, $71.8 billion in retail banking loans and $77.9 billion in deposits (excluding approximately $21 billion of deposits reclassified to held-for-sale as a result of Citi’s agreement in December 2014 to sell its Japan retail banking business). In addition, the business had approximately 16.5 million Citi-branded card accounts with $18.4 billion in outstanding loan balances.

In millions of dollars, except as otherwise noted	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Net interest revenue	$4,581	$4,756	$5,154	(4)%	(8)%
Non-interest revenue	2,965	2,868	2,774	3	3
Total revenues, net of interest expense	$7,546	$7,624	$7,928	(1)%	(4)%
Total operating expenses	$4,896	$4,586	$4,898	7%	(6)%
Net credit losses	$779	$782	$841	—%	(7)%
Credit reserve build (release)	(96)	9	(36)	NM	NM
Provision for unfunded lending commitments	(16)	31	—	NM	—
Provisions for loan losses	$667	$822	$805	(19)%	2%
Income from continuing operations before taxes	$1,983	$2,216	$2,225	(11)%	—%
Income taxes	663	735	513	(10)	43
Income from continuing operations	$1,320	$1,481	$1,712	(11)%	(13)%
Noncontrolling interests	—	—	—	—	—
Net income	$1,320	$1,481	$1,712	(11)%	(13)%
Balance Sheet data (in billions of dollars)
Average assets	$131	$129	$127	2%	2%
Return on average assets	1.01%	1.15%	1.35%
Efficiency ratio	65	60	62
Average deposits	$101.2	$102.6	$110.8	(1)	(7)
Net credit losses as a percentage of average loans	0.84%	0.88%	0.95%
Revenue by business
Retail banking	$4,609	$4,564	$4,766	1%	(4)%
Citi-branded cards	2,937	3,060	3,162	(4)	(3)
Total	$7,546	$7,624	$7,928	(1)%	(4)%
Income from continuing operations by business
Retail banking	$738	$786	$930	(6)%	(15)%
Citi-branded cards	582	695	782	(16)	(11)
Total	$1,320	$1,481	$1,712	(11)%	(13)%
Foreign currency (FX) translation impact
Total revenues-as reported	$7,546	$7,624	$7,928	(1)%	(4)%
Impact of FX translation (1)	—	(156)	(387)
Total revenues-ex-FX	$7,546	$7,468	$7,541	1%	(1)%
Total operating expenses-as reported	$4,896	$4,586	$4,898	7%	(6)%
Impact of FX translation (1)	—	(82)	(254)
Total operating expenses-ex-FX	$4,896	$4,504	$4,644	9%	(3)%
Provisions for loan losses-as reported	$667	$822	$805	(19)%	2%
Impact of FX translation (1)	—	(16)	(27)
Provisions for loan losses-ex-FX	$667	$806	$778	(17)%	4%
Net income-as reported	$1,320	$1,481	$1,712	(11)%	(13)%
Impact of FX translation (1)	—	(30)	(57)
Net income-ex-FX	$1,320	$1,451	$1,655	(9)%	(12)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the fourth quarter of 2014 average exchange rates for all periods presented.

NM	Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. Citi believes the presentation of Asia GCB’s results excluding the impact of FX translation is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of certain of these metrics to the reported results, see the table above.

2014 vs. 2013
Net income decreased 9%, primarily due to higher expenses, partially offset by lower credit costs and higher revenues.
Revenues increased 1%, as higher non-interest revenue was partially offset by a decline in net interest revenue. Non-interest revenue increased 5%, primarily driven by higher fee revenues (largely due to the previously disclosed distribution agreement that commenced during the first quarter of 2014), partially offset by a decline in investment sales revenues. Net interest revenue declined 2%, driven by the ongoing impact of regulatory changes, continued spread compression and the repositioning of the franchise in Korea.
Retail banking revenues increased 2%, due to the higher insurance fee revenues, partially offset by lower investment sales revenues and the repositioning of the franchise in Korea. Investment sales revenues decreased 2%, due to weaker investor sentiment reflecting overall market trends and strong prior year performance, particularly in the first half of 2013. Citi expects investment sales revenues will continue to reflect the overall capital markets environment in the region, including seasonal trends. Average retail deposits increased 1% (2% excluding Korea) and average retail loans increased 7% (9% excluding Korea).
Cards revenues decreased 1%, due to the impact of regulatory changes, particularly in Korea, Indonesia and Singapore, spread compression and customer deleveraging, largely offset by a 2% increase in average loans and a 5% increase (8% excluding Korea) in purchase sales driven by growth in China, India, Singapore and Hong Kong.
While repositioning in Korea continued to have a negative impact on year-over-year revenue comparisons in Asia GCB, revenues in Korea largely stabilized in the second half of 2014. Citi expects spread compression and regulatory changes in several markets across the region will continue to have a negative impact on Asia GCB revenues in 2015.
Expenses increased 9%, primarily due to higher repositioning charges in Korea, investment spending and volume-related growth, partially offset by higher efficiency savings.
Provisions decreased 17%, primarily due to higher loan loss reserve releases. Overall credit quality remained stable across the region during 2014.

2013 vs. 2012
Net income decreased 12%, primarily due to a higher effective tax rate and lower revenues, partially offset by lower expenses.
Revenues decreased 1%, as lower net interest revenue was partially offset by higher non-interest revenue. Net interest revenue declined 5%, primarily driven by spread compression and the repositioning of the franchise in Korea. Non-interest revenue increased 7%, mainly driven by growth in investment sales volume, despite a decrease in volumes in the second half of the year due to investor sentiment, reflecting overall market uncertainty. Retail banking revenues decreased 3%, primarily driven by spread compression and the impact of regulatory changes, partially offset by a 12% increase in investment sales revenues. Cards revenues increased 2%, as cards purchase sales increased 7% with growth across the region, partially offset by the continued impact of regulatory changes and customer deleveraging.
Expenses declined 3%, as lower repositioning charges and efficiency and repositioning savings were partially offset by increased investment spending, particularly in China cards.
Provisions increased 4%, reflecting a higher loan loss reserve build due to volume growth in China, Hong Kong, India and Singapore as well as regulatory requirements in Korea, partially offset by lower net credit losses.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in over 95 countries and jurisdictions. At December 31, 2014, ICG had approximately $1.0 trillion of assets and $559 billion of deposits, while two of its businesses, securities services and issuer services, managed approximately $16.2 trillion of assets under custody compared to $14.3 trillion at the end of 2013.
As previously announced, Citi intends to exit certain businesses in ICG, including hedge fund services within Securities services, the prepaid cards business in Treasury and trade solutions, certain transfer agency operations and wealth management administration. These businesses, consisting of approximately $4 billion of assets and deposits as of December 31, 2014, contributed approximately $460 million of revenues, $600 million of operating expenses and a net loss of $80 million in 2014, with roughly half of the pre-tax loss primarily attributable to repositioning and other actions directly related to the exit plans. These businesses will be reported as part of Citi Holdings beginning in the first quarter of 2015. For additional information, see “Executive Summary” above.

In millions of dollars, except as otherwise noted	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Commissions and fees	$4,386	$4,344	$4,171	1%	4%
Administration and other fiduciary fees	2,577	2,626	2,741	(2)	(4)
Investment banking	4,269	3,862	3,618	11	7
Principal transactions	5,908	6,491	4,330	(9)	50
Other	363	674	(76)	(46)	NM
Total non-interest revenue	$17,503	$17,997	$14,784	(3)%	22%
Net interest revenue (including dividends)	15,764	15,570	15,978	1	(3)
Total revenues, net of interest expense	$33,267	$33,567	$30,762	(1)%	9%
Total operating expenses	$19,960	$20,218	$20,631	(1)%	(2)%
Net credit losses	$276	$182	$282	52%	(35)%
Provision (release) for unfunded lending commitments	(129)	53	39	NM	36
Credit reserve release	(90)	(157)	(45)	43	NM
Provisions for credit losses	$57	$78	$276	(27)%	(72)%
Income from continuing operations before taxes	$13,250	$13,271	$9,855	—%	35%
Income taxes	3,729	3,857	2,021	(3)	91
Income from continuing operations	$9,521	$9,414	$7,834	1%	20%
Noncontrolling interests	111	110	128	1	(14)
Net income	$9,410	$9,304	$7,706	1%	21%
Average assets (in billions of dollars)	$1,058	$1,066	$1,044	(1)%	2%
Return on average assets	0.89%	0.87%	0.74%
Efficiency ratio	60	60	67
Revenues by region
North America	$12,345	$11,473	$8,973	8%	28%
EMEA	9,513	10,020	9,977	(5)	—
Latin America	4,237	4,692	4,710	(10)	—
Asia	7,172	7,382	7,102	(3)	4
Total	$33,267	$33,567	$30,762	(1)%	9%

Income from continuing operations by region
North America	$3,896	$3,143	$1,598	24%	97%
EMEA	1,984	2,432	2,467	(18)	(1)
Latin America	1,337	1,628	1,879	(18)	(13)
Asia	2,304	2,211	1,890	4	17
Total	$9,521	$9,414	$7,834	1%	20%
Average loans by region (in billions of dollars)
North America	$111	$98	$83	13%	18%
EMEA	58	55	53	5	4
Latin America	40	38	35	5	9
Asia	68	65	63	5	3
Total	$277	$256	$234	8%	9%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$380	$380	$325	—	17%
All other ICG businesses	179	194	199	(8)	(3)
Total	$559	$574	$524	(3)%	10%
ICG Revenue Details—Excluding CVA/DVA and Gain/(Loss) on Loan Hedges

In millions of dollars	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Investment banking revenue details
Advisory	$949	$852	$715	11%	19%
Equity underwriting	1,246	1,059	731	18	45
Debt underwriting	2,508	2,500	2,656	—	(6)
Total investment banking	$4,703	$4,411	$4,102	7%	8%
Treasury and trade solutions	7,882	7,819	8,026	1	(3)
Corporate lending - excluding gain/(loss) on loan hedges	1,742	1,513	1,576	15	(4)
Private bank	2,653	2,487	2,394	7	4
Total banking revenues (ex-CVA/DVA and gain/(loss) on loan hedges)	$16,980	$16,230	$16,098	5%	1%
Corporate lending - gain/(loss) on loan hedges (1)	$116	$(287)	$(698)	NM	59%
Total banking revenues (ex-CVA/DVA and including gain/(loss) on loan hedges)	$17,096	$15,943	$15,400	7%	4%
Fixed income markets	$11,815	$13,322	$14,361	(11)%	(7)%
Equity markets	2,776	2,818	2,281	(1)	24
Securities services	2,333	2,272	2,214	3	3
Other	(410)	(443)	(1,007)	7	56
Total Markets and securities services (ex-CVA/DVA)	$16,514	$17,969	$17,849	(8)%	1%
Total ICG (ex-CVA/DVA)	$33,610	$33,912	$33,249	(1)%	2%
CVA/DVA (excluded as applicable in lines above) (2)	(343)	(345)	(2,487)	1	86
Fixed income markets	(359)	(300)	(2,048)	(20)	85
Equity markets	24	(39)	(424)	NM	91
Private bank	(8)	(6)	(15)	(33)	60
Total revenues, net of interest expense	$33,267	$33,567	$30,762	(1)%	9%

(1)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection.

(2)
2014 includes the impact of a one-time pretax charge of $430 million related to the implementation of funding valuation adjustments (FVA) on derivatives in the third quarter of 2014. For additional information, see Note 25 to the Consolidated Financial Statements. FVA is included within CVA for presentation purposes.

NM Not meaningful

The discussion of the results of operations for ICG below excludes the impact of CVA/DVA for all periods presented. Presentations of the results of operations, excluding the impact of CVA/DVA and the impact of gains/(losses) on hedges on accrual loans, are non-GAAP financial measures. Citi believes the presentation of ICG’s results excluding the impact of these items is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of these metrics to the reported results, see the table above.

2014 vs. 2013
Net income increased 1%, primarily driven by lower expenses and lower credit costs, largely offset by lower revenues. Excluding the impact of the net fraud loss in 2013 (see “Executive Summary” above), net income decreased 1%, primarily driven by the lower revenues and higher expenses, largely offset by the lower credit costs.

•
Revenues decreased 1%, reflecting lower revenues in Markets and securities services (decrease of 8%), partially offset by higher revenues in Banking (increase of 7%, 5% excluding the gains/(losses) on hedges on accrual loans). Citi expects revenues in ICG, particularly in its Markets and securities services businesses, will likely continue to reflect the overall market environment.

Within Banking:

•
Investment banking revenues increased 7%, reflecting a stronger overall market environment and improved wallet share with ICG’s target clients, partially offset by a modest decline in overall wallet share. The decline in overall wallet share was primarily driven by equity and debt underwriting and reflected market fragmentation. Advisory revenues increased 11%, reflecting the increased target client activity and an expansion of the overall M&A market. Equity underwriting revenues increased 18% largely in line with overall growth in market fees. Debt underwriting revenues were largely unchanged.

•
Treasury and trade solutions revenues increased 1%, as continued higher deposit balances, fee growth and trade activity were partially offset by the impact of spread compression globally. End-of-period deposit balances were unchanged, but increased 3% excluding the impact of FX translation, largely driven by North America. Average trade loans decreased 9% (7% excluding the impact of FX translation), as the business maintained origination volumes while reducing lower spread assets and increasing asset sales to optimize returns (see “Balance Sheet Review” below).

•
Corporate lending revenues increased 52%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues increased 15%, primarily due to continued growth in average loan balances and lower funding costs. (For information on Citi’s corporate credit exposure to the energy sector, see “Managing Global Risk—Credit Risk—Corporate Credit Details” below.)

•
Private bank revenues increased 7% due to growth in client business volumes and improved spreads in banking, higher capital markets activity and an increase in assets under management in managed investments, partially offset by continued spread compression in lending.

Within Markets and securities services:

•
Fixed income markets revenues decreased 11%, driven by a decrease in rates and currencies revenues, partially offset by increased securitized products and commodities revenues. Rates and currencies revenues declined due to historically muted levels of volatility, uncertainties around Russia and Greece and lower client activity in the first half of 2014. In addition, the first half of 2013 included a strong performance in rates and currencies, driven in part by the impact of quantitative easing globally. Municipals and credit markets revenues declined due to challenging trading conditions resulting from macroeconomic uncertainties, particularly in the fourth quarter of 2014. These declines were partially offset by increased securitized products and commodities revenues, largely in North America.

•
Equity markets revenues decreased 1%, primarily reflecting weakness in EMEA, particularly cash equities, driven by volatility in Europe, largely offset by improved performance in prime finance due to increased customer flows.

•	Securities services revenues increased 3% due to increased volumes, assets under custody and overall client activity.

Expenses decreased 1%, as efficiency savings, the absence of the net fraud loss in 2014 and lower performance-based compensation was partially offset by higher repositioning charges and legal and related expenses as well as increased regulatory and compliance costs. Excluding the impact of the net fraud loss, expenses increased 1%, as higher repositioning charges and legal and related expenses as well as increased regulatory and compliance costs were partially offset by efficiency savings and lower performance-based compensation.
Provisions decreased 27%, primarily reflecting an improvement in the provision for unfunded lending commitments in the corporate loan portfolio, partially offset by higher net credit losses and a lower loan loss reserve release driven by the overall economic environment. Net credit losses increased 52%, largely related to the Petróleos Mexicanos (Pemex) supplier program in the first quarter of 2014 (for additional information, see Citi’s Form 8-K filed with the SEC on February 28, 2014) as well as write-offs related to a specific counterparty. For information on certain legal and regulatory matters related to the Pemex supplier program, see Note 28 to the Consolidated Financial Statements.

Russia
Citi continues to monitor and manage its exposures in ICG resulting from the instability in Russia and Ukraine. As discussed above, the ongoing uncertainties created by the instability in the region have impacted markets in the region, including certain of Citi’s markets businesses, and could continue to do so in the future. Any actions Citi may take to mitigate its exposures or risks, or the imposition of additional sanctions (such as asset freezes) involving Russia or against Russian entities, business sectors, individuals or otherwise, could negatively impact the results of operations of EMEA ICG. For additional information on Citi’s exposures in these countries, see “Managing Global Risk—Country and Cross-Border Risk” below.

2013 vs. 2012
Net income increased 3%, primarily driven by higher revenues and lower expenses and credit costs, partially offset by a higher effective tax rate.

•
Revenues increased 2%, primarily reflecting higher revenues in Banking (increase of 4%, 1% excluding the gains/(losses) on hedges on accrual loans) and in Markets and securities services (increase of 1%).

Within Banking:

•
Investment banking revenues increased 8%, reflecting gains in overall investment banking wallet share. Advisory revenues increased 19%, reflecting an improvement in wallet share, despite a contraction in the overall M&A market wallet. Equity underwriting revenues increased 45%, driven by improved wallet share and increased market activity, particularly initial public offerings. Debt underwriting revenues decreased 6%, primarily due to lower bond underwriting fees and a decline in wallet share during the year.

•
Treasury and trade solutions revenues decreased 3%, as the ongoing impact of spread compression globally was partially offset by higher balances and fee growth. Average deposits increased 7% and average trade loans increased 22%, including the impact of the consolidation of approximately $7 billion of trade loans during the second quarter of 2013.

•
Corporate lending revenues increased 40%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues decreased 4%, primarily due to increased hedge premium costs and moderately lower loan balances, partially offset by higher spreads.

•
Private bank revenues increased 4%, with growth across all regions and products, particularly in managed investments, where growth reflected both higher client assets under management and increased placement fees, as well as in capital markets. Revenue growth in lending and deposits, primarily driven by growth in client volumes, was partially offset by continued spread compression.

Within Markets and securities services:

•
Fixed income markets revenues decreased 7%, primarily reflecting industry-wide weakness in rates and currencies, partially offset by strong performance in credit-related and securitized products and commodities. Rates and currencies performance was lower compared to a strong 2012 that benefited from increased client revenues and a more liquid market environment, particularly in EMEA. 2013 results also reflected a general slowdown in client activity exacerbated by uncertainty around the tapering of quantitative easing as well as geopolitical issues. Credit-related and securitized products results reflected increased client activity driven by improved market conditions and demand for spread products.

•	Equity markets revenues increased 24%, primarily due to market share gains, continued improvement in cash and derivative trading performance and a more favorable market environment.

•	Securities services revenues increased 3%, as settlement volumes increased 15% and assets under custody increased 8%, partially offset by spread compression related to deposits.

Expenses decreased 2%, primarily reflecting repositioning savings, the impact of lower performance-based compensation, lower repositioning charges and the impact of FX translation, partially offset by the net fraud loss in 2013 as well as higher legal and related costs and volume-related expenses. Excluding the impact of the net fraud loss, expenses decreased 4%, primarily reflecting repositioning savings, the impact of lower performance-based compensation, lower repositioning charges and the impact of FX translation, partially offset by higher legal and related costs and volume-related expenses.
Provisions decreased 72%, primarily reflecting higher loan loss reserve releases and lower net credit losses.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At December 31, 2014, Corporate/Other had $329 billion of assets, or 18% of Citigroup’s total assets, consisting primarily of Citi’s liquidity portfolio (approximately $80 billion of cash and cash equivalents and $197 billion of liquid investment securities). For additional information, see “Balance Sheet Review” and “Managing Global Risk—Market Risk—Funding and Liquidity” below.

In millions of dollars	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Net interest revenue	$(222)	$(609)	$(576)	64%	(6)%
Non-interest revenue	269	730	704	(63)	4
Total revenues, net of interest expense	$47	$121	$128	(61)%	(5)%
Total operating expenses	$6,099	$1,033	$2,270	NM	(54)%
Provisions for loan losses and for benefits and claims	—	—	(1)	—%	100
Loss from continuing operations before taxes	$(6,052)	$(912)	$(2,141)	NM	57%
Benefits for income taxes	(459)	(282)	(1,093)	(63)%	74
Loss from continuing operations	$(5,593)	$(630)	$(1,048)	NM	40%
Income (loss) from discontinued operations, net of taxes	(2)	270	(58)	NM	NM
Net loss before attribution of noncontrolling interests	$(5,595)	$(360)	$(1,106)	NM	67%
Noncontrolling interests	44	84	85	(48)%	(1)
Net loss	$(5,639)	$(444)	$(1,191)	NM	63%
NM Not meaningful

2014 vs. 2013
The net loss increased $5.2 billion to $5.6 billion, primarily due to higher legal and related expenses.
Revenues decreased 61%, primarily driven by lower revenues from sales of available-for-sale (AFS) securities as well as hedging activities.
Expenses increased $5.1 billion to $6.1 billion, largely driven by the higher legal and related expenses ($4.4 billion compared to $172 million in 2013) as well as increased regulatory and compliance costs and higher repositioning charges.

2013 vs. 2012
The net loss decreased $747 million to $444 million, primarily due to lower expenses and the $189 million after-tax benefit from the sale of Credicard, partially offset by a lower tax benefit.
Revenues decreased $7 million, driven by lower revenue from sales of AFS securities in 2013, partially offset by higher revenues from debt repurchases and hedging gains.
Expenses decreased 54%, largely driven by lower legal and related costs and repositioning charges.

CITI HOLDINGS
Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Consistent with this determination, as previously announced, beginning in the first quarter of 2015, Citi’s consumer operations in 11 markets, as well as the consumer finance business in Korea, and certain businesses in ICG, will be reported as part of Citi Holdings (see “Executive Summary,” “Global Consumer Banking” and "Institutional Clients Group” above).
As of December 31, 2014, Citi Holdings assets were approximately $98 billion, a decrease of 16% year-over-year and 5% from September 30, 2014. The decline in assets of $5 billion from September 30, 2014 primarily consisted of divestitures and run-off. As of December 31, 2014, consumer assets in Citi Holdings were approximately $87 billion, or approximately 89% of Citi Holdings assets. Of the consumer assets, approximately $59 billion, or 68%, consisted of North America mortgages (residential first mortgages and home equity loans), including consumer mortgages originated by Citi’s legacy CitiFinancial North America business (approximately $10 billion, or 17%, of the $59 billion as of December 31, 2014). As of December 31, 2014, Citi Holdings represented approximately 5% of Citi’s GAAP assets and 14% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

In millions of dollars, except as otherwise noted	2014	2013	2012	% Change 2014 vs. 2013	% Change 2013 vs. 2012
Net interest revenue	$3,541	$3,184	$2,619	11%	22%
Non-interest revenue	2,274	1,382	(3,424)	65	NM
Total revenues, net of interest expense	$5,815	$4,566	$(805)	27%	NM
Provisions for credit losses and for benefits and claims
Net credit losses	$1,646	$3,070	$5,842	(46)%	(47)%
Credit reserve release	(893)	(2,033)	(1,551)	56	(31)
Provision for loan losses	$753	$1,037	$4,291	(27)%	(76)%
Provision for benefits and claims	602	618	651	(3)	(5)
Release for unfunded lending commitments	(10)	(10)	(56)	—	82
Total provisions for credit losses and for benefits and claims	$1,345	$1,645	$4,886	(18)%	(66)%
Total operating expenses	$7,715	$5,970	$5,263	29%	13%
Loss from continuing operations before taxes	$(3,245)	$(3,049)	$(10,954)	(6)%	72%
Income taxes (benefits)	121	(1,132)	(4,389)	NM	74
Loss from continuing operations	$(3,366)	$(1,917)	$(6,565)	(76)%	71%
Noncontrolling interests	$4	$16	$3	(75)%	NM
Citi Holdings net loss	$(3,370)	$(1,933)	$(6,568)	(74)%	71%
Total revenues, net of interest expense (excluding CVA/DVA)
Total revenues-as reported	$5,815	$4,566	$(805)	27%	NM
CVA/DVA(1)	(47)	3	157	NM	(98)%
Total revenues-excluding CVA/DVA	$5,862	$4,563	$(962)	28%	NM
Balance sheet data (in billions of dollars)
Average assets	$109	$135	$194	(19)%	(30)%
Return on average assets	(3.09)%	(1.43)%	(3.39)%
Efficiency ratio	133%	131%	(654)%
Total EOP assets	$98	$117	$156	(16)	(25)
Total EOP loans	73	93	116	(21)	(20)
Total EOP deposits	10	36	68	(72)	(47)

(1)
2014 includes the impact of a one-time pretax charge of $44 million related to the implementation of funding valuation adjustments (FVA) on derivatives in the third quarter of 2014. For additional information, see Note 25 to the Consolidated Financial Statements. FVA is included within CVA for presentation purposes.

NM Not meaningful

The discussion of the results of operations for Citi Holdings below excludes the impact of CVA/DVA for all periods presented. Presentations of the results of operations, excluding the impact of CVA/DVA, are non-GAAP financial measures. Citi believes the presentation of Citi Holdings’ results excluding the impact of CVA/DVA is a more meaningful depiction of the underlying fundamentals of the business. For a reconciliation of these metrics to the reported results, see the table above.

2014 vs. 2013
The net loss increased by $1.4 billion to $3.3 billion, largely due to the impact of the mortgage settlement in July 2014 (see “Executive Summary” above), partially offset by higher revenues and lower cost of credit. Excluding the mortgage settlement, net income increased by $2.3 billion to $385 million, primarily due to lower expenses, higher revenues and lower net credit losses, partially offset by a lower net loan loss reserve release.
Revenues increased 28%, primarily driven by gains on asset sales, including the sales of the consumer operations in Greece and Spain in the third quarter of 2014, lower funding costs and the absence of residential mortgage repurchase reserve builds for representation and warranty claims in 2014, partially offset by losses on the redemption of debt associated with funding Citi Holdings assets.
Expenses increased 29%, principally reflecting higher legal and related costs ($4.7 billion compared to $2.6 billion in 2013) due to the mortgage settlement, partially offset by lower expenses driven by the ongoing decline in assets. Excluding the impact of the mortgage settlement, expenses declined 34%, primarily driven by lower legal and related costs ($986 million compared to $2.6 billion in 2013) as well as the ongoing decline in assets.
Provisions decreased 18%, driven by lower net credit losses, partially offset by a lower net loss reserve release. Excluding the impact of the mortgage settlement, provisions declined 22%, driven by a 46% decline in net credit losses primarily due to continued improvements in North America mortgages and overall lower asset levels. The net reserve release decreased 56% to $903 million, primarily due to lower releases related to the North America mortgage portfolio, partially offset by lower losses on asset sales. Excluding the impact of the mortgage settlement, the net reserve release decreased 53%. Loan loss reserves related to the North America mortgage portfolio were utilized to nearly fully offset net credit losses in the portfolio in 2014.

2013 vs. 2012
The net loss decreased by 71% to $1.9 billion. 2012 included the pretax loss of $4.7 billion ($2.9 billion after-tax) related to the sale of the Morgan Stanley Smith Barney joint venture (MSSB) to Morgan Stanley. Excluding the MSSB loss, the net loss decreased to $1.9 billion from a net loss of $3.8 billion in 2012, due to significantly lower provisions for credit losses and higher revenues, partially offset by higher expenses.
Revenues increased to $4.6 billion, primarily due to the absence of the MSSB loss. Excluding the MSSB loss, revenues increased 23%, primarily driven by lower funding costs and lower residential mortgage repurchase reserve builds for representation and warranty claims ($470 million, compared to $700 million in 2012).
Expenses increased 13%, primarily due to higher legal and related costs ($2.6 billion in 2013 compared to

$1.2 billion in 2012), driven largely by legacy private-label securitization and other mortgage-related issues, partially offset by lower overall assets. Excluding legal and related costs, expenses declined 18% versus 2012.
Provisions decreased 66%, driven by the absence of incremental net credit losses relating to the national mortgage settlement and those required by Office of the Comptroller of the Currency (OCC) guidance during 2012 (for additional information, see Note 16 to the Consolidated Financial Statements), as well as improved credit in North America mortgages and overall lower asset levels. Loan loss reserve releases increased 27% to $2 billion, which included a loan loss reserve release of approximately $2.2 billion related to the North America mortgage portfolio, partially offset by losses on asset sales.

Japan Consumer Finance
In 2008, Citi decided to exit its Japan Consumer Finance business and has liquidated approximately 95% of the portfolio since that time. As of December 31, 2014, Citi’s Japan Consumer Finance business had approximately $151 million in outstanding loans that currently charge or have previously charged interest rates in the “gray zone” (interest at rates that are legal but may not be enforceable and thus may subject Citi to customer refund claims), compared to approximately $278 million as of December 31, 2013. Although the portfolio has largely been liquidated, Citi could be subject to refund claims on previously outstanding loans that charged gray zone interest and thus could be subject to losses on loans in excess of these amounts.
At December 31, 2014, Citi’s reserves related to customer refunds in the Japan Consumer Finance business were $442 million, compared to $434 million at December 31, 2013. The increase in the total reserve year-over-year primarily resulted from net reserve builds in 2014 ($248 million compared to $28 million in 2013) due to less than expected declines in customer refund claims, partially offset by payments made to customers and a continuing reduction in the population of current and former customers who are eligible to make refund claims.
Citi continues to monitor and evaluate trends and developments relating to the charging of gray zone interest, including customer defaults, refund claims and litigation, and financial, legislative, regulatory, judicial and other political developments, as well as the potential impact to both currently and previously outstanding loans in this legacy business and its reserves related thereto. Citi could be subject to additional losses as a result of these developments and the impact on Citi is subject to uncertainty and continues to be difficult to predict.

BALANCE SHEET REVIEW
The following sets forth a general discussion of the changes in certain of the more significant line items of Citi’s Consolidated Balance Sheet. For a description of and additional information on each of these balance sheet categories, see Notes 11, 13, 14, 15 and 18 to the Consolidated Financial Statements. For additional information on Citigroup’s liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below.

In billions of dollars	Dec. 31, 2014	September 30, 2014	Dec. 31, 2013	EOP 4Q14 vs. 3Q14 Increase (decrease)	% Change	EOP 4Q14 vs. 4Q13 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$160	$179	$199	$(19)	(11)%	$(39)	(20)%
Federal funds sold and securities borrowed or purchased under agreements to resell	243	245	257	(2)	(1)	(14)	(5)
Trading account assets	297	291	286	6	2	11	4
Investments	333	333	309	—	—	24	8
Loans, net of unearned income	645	654	665	(9)	(1)	(20)	(3)
Allowance for loan losses	(16)	(17)	(19)	1	(6)	3	(16)
Loans, net	629	637	646	(8)	(1)	(17)	(3)
Other assets	181	198	183	(17)	(9)	(2)	(1)
Total assets	$1,843	$1,883	$1,880	$(40)	(2)%	$(37)	(2)%
Liabilities
Deposits	$899	$943	$968	$(44)	(5)%	$(69)	(7)%
Federal funds purchased and securities loaned or sold under agreements to repurchase	173	176	204	(3)	(2)	(31)	(15)
Trading account liabilities	139	137	109	2	1	30	28
Short-term borrowings	58	65	59	(7)	(11)	(1)	(2)
Long-term debt	223	224	221	(1)	—	2	1
Other liabilities	139	124	113	15	12	26	23
Total liabilities	$1,631	$1,669	$1,674	$(38)	(2)%	$(43)	(3)%
Total equity	212	214	206	(2)	(1)	6	3
Total liabilities and equity	$1,843	$1,883	$1,880	$(40)	(2)%	$(37)	(2)%
ASSETS

Cash and Deposits with Banks
Cash and deposits with banks decreased from the prior-year period as Citi continued to grow its investment portfolio to manage its interest rate position and deploy its excess liquidity. Average cash balances were $182 billion in the fourth quarter of 2014 compared to $204 billion in the fourth quarter of 2013.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
The decline in reverse repos and securities borrowing transactions from the prior-year period was due to the impact of FX translation and continued optimization of Citi’s secured lending (for additional information, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk”

below), partially offset by increased short trading in the Markets and securities services businesses within ICG.

Trading Account Assets
Trading account assets increased from the prior-year period, as increased market volatility, particularly in rates and currencies within Markets and securities services within ICG, increased the carrying value of Citi’s derivatives positions. Average trading account assets were $309 billion in the fourth quarter of 2014 compared to $292 billion in the fourth quarter of 2013.

Investments
The increase in investments year-over-year reflected Citi’s continued deployment of its excess cash (as discussed above) by investing in available-for-sale securities, particularly in U.S. treasuries.

Loans
The impact of FX translation on Citi’s reported loans was a negative $17 billion versus the prior-year period and negative $10 billion sequentially.
Excluding the impact of FX translation, Citi’s loans decreased 1% from the prior-year period, as 3% loan growth in Citicorp was offset by the continued declines in Citi Holdings. Consumer loans grew 2% year-over-year, driven by 4% growth internationally. Corporate loans grew 4% year-over-year. Traditional corporate lending balances grew 4%, with growth in North America driven by higher client transaction activity. Treasury and trade solutions loans decreased 8%, as Citi maintained trade origination volumes while reducing lower spread assets and increasing asset sales to optimize returns. Private bank and markets loans increased 16%, led by growth in the North America private bank, contributing to the revenue growth in that business. Citi Holdings loans decreased 21% year-over-year, mainly due to continued runoff and asset sales in the North America mortgage portfolio as well as the sales of the Greece and Spain consumer operations in the third quarter of 2014.
Sequentially, loans were relatively unchanged, excluding the impact of FX translation, as the decline in Citi Holdings loans was offset by continued growth in Citicorp, driven by consumer loans.
During the fourth quarter of 2014, average loans of $651 billion yielded an average rate of 6.7%, compared to $659 billion and 6.7% in the third quarter of 2014 and $659 billion and 7.0% in the fourth quarter of 2013.
For further information on Citi’s loan portfolios, see “Managing Global Risk—Credit Risk” and “— Country Risk” below.

Other Assets
The fluctuations in other assets during the periods presented were largely changes in brokerage receivables driven by normal business activities.

LIABILITIES

Deposits
For a discussion of Citi’s deposits, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
Citi’s federal funds purchased were not significant for the periods presented. The decrease in repos and securities lending transactions was due to the impact of FX translation and the continued optimization of secured funding.
For further information on Citi’s secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity” below.

Trading Account Liabilities
The increase in trading account liabilities from the prior-year period was consistent with and driven by the increase in trading account assets, as discussed above. Average trading account liabilities were $147 billion during the fourth quarter of 2014, compared to $112 billion in the fourth quarter of 2013.

Debt
For information on Citi’s long-term and short-term debt borrowings, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below.

Other Liabilities
The increase in other liabilities from the prior-year period was driven by the reclassification to held-for-sale of approximately $21 billion of deposits as a result of Citi’s entry into an agreement in December 2014 to sell its Japan retail banking business, as well as changes in the levels of brokerage payables driven by normal business activities.

Segment Balance Sheet(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders’ Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$17,192	$62,245	$79,701	$159,138	$1,059	$—	$160,197
Federal funds sold and securities borrowed or purchased under agreements to resell	5,317	236,211	—	241,528	1,042	—	242,570
Trading account assets	7,328	284,922	754	293,004	3,782	—	296,786
Investments	26,395	90,434	205,805	322,634	10,809	—	333,443
Loans, net of unearned income and
allowance for loan losses	287,934	272,002	—	559,936	68,705	—	628,641
Other assets	51,885	74,259	42,284	168,428	12,465	—	180,893
Total assets	$396,051	$1,020,073	$328,544	$1,744,668	$97,862	$—	$1,842,530
Liabilities and equity
Total deposits (4)	$307,626	$558,926	$22,803	$889,355	$9,977	$—	$899,332
Federal funds purchased and securities loaned or sold under agreements to repurchase	5,826	167,500	—	173,326	112	—	173,438
Trading account liabilities	19	138,195	—	138,214	822	—	139,036
Short-term borrowings	396	46,664	11,229	58,289	46	—	58,335
Long-term debt	1,939	35,411	29,349	66,699	6,869	149,512	223,080
Other liabilities	39,210	74,353	15,181	128,744	8,520	—	137,264
Net inter-segment funding (lending)	41,035	(976)	248,471	288,530	71,516	(360,046)	—
Total liabilities	$396,051	$1,020,073	$327,033	$1,743,157	$97,862	$(210,534)	$1,630,485
Total equity	—	—	1,511	1,511	—	210,534	212,045
Total liabilities and equity	$396,051	$1,020,073	$328,544	$1,744,668	$97,862	$—	$1,842,530

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of December 31, 2014. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationships of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

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

(4)
Reflects reclassification of approximately $21 billion of deposits to held-for-sale (Other liabilities) at December 31, 2014 as a result of the agreement to sell Citi’s retail banking business in Japan.

OFF BALANCE SHEET ARRANGEMENTS

Citigroup enters into various types of off balance sheet arrangements in the ordinary course of business. Citi’s involvement in these arrangements can take many different forms, including without limitation:

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

Citi enters into these arrangements for a variety of business purposes. For example, securitization arrangements offer investors access to specific cash flows and risks created through the securitization process. Securitization arrangements also assist Citi and Citi’s customers in monetizing their financial assets and securing financing at more favorable rates than Citi or the customers could otherwise obtain.
The table below shows where a discussion of Citi’s various off balance sheet arrangements may be found in this Form 10-K. In addition, see Notes 1, 22 and 27 to the Consolidated Financial Statements.
Types of Off Balance Sheet Arrangements Disclosures in this Form 10-K

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 22 to the Consolidated Financial Statements.
Letters of credit, and lending and other commitments	See Note 27 to the Consolidated Financial Statements.
Guarantees	See Note 27 to the Consolidated Financial Statements.
Leases	See Note 27 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table includes information on Citigroup’s contractual obligations, as specified and aggregated pursuant to SEC requirements.

	Contractual obligations by year
In millions of dollars	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations—principal (1)	$31,070	$42,128	$40,249	$22,017	$22,117	$65,499	$223,080
Long-term debt obligations—interest payments (2)	6,932	5,710	4,334	3,294	2,557	33,895	56,722
Operating and capital lease obligations	1,415	1,192	964	771	679	4,994	10,015
Purchase obligations(3)	1,245	676	657	408	188	223	3,397
Other liabilities (4)	31,120	693	955	264	213	4,282	37,527
Total	$71,782	$50,399	$47,159	$26,754	$25,754	$108,893	$330,741

(1)	For additional information about long-term debt obligations, see “Managing Global Risk—Market Risk—Funding and Liquidity” below and Note 18 to the Consolidated Financial Statements.

(2)
Contractual obligations related to interest payments on long-term debt for 2015—2019 are calculated by applying the December 31, 2014 weighted- average interest rate (3.34%) on average outstanding long-term debt to the average remaining contractual obligations on long-term debt for each of those years. The “Thereafter” interest payments on long-term debt for the remaining years to maturity (for 2020—2098) are calculated by applying interest rates on the remaining contractual obligations on long-term debt for each of those years.

(3)
Purchase obligations consist of obligations to purchase goods or services that are enforceable and legally binding on Citi. For presentation purposes, purchase obligations are included in the table above through the termination date of the respective agreements, even if the contract is renewable. Many of the purchase agreements for goods or services include clauses that would allow Citi to cancel the agreement with specified notice; however, that impact is not included in the table above (unless Citi has already notified the counterparty of its intention to terminate the agreement).

(4)
Other liabilities reflected on Citigroup’s Consolidated Balance Sheet includes accounts payable, accrued expenses, uncertain tax positions and other liabilities that have been incurred and will ultimately be paid in cash; legal reserve accruals are not included in the table above. Also includes discretionary contributions in 2015 for Citi’s non-U.S. pension plans and the non-U.S. postretirement plans, as well as employee benefit obligations accounted for under SFAS 87 (ASC 715), SFAS 106 (ASC 715) and SFAS 112 (ASC 712).

CAPITAL RESOURCES

Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, noncumulative perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During 2014, Citi continued to raise capital through noncumulative perpetual preferred stock issuances amounting to approximately $3.7 billion, resulting in a total of approximately $10.5 billion outstanding as of December 31, 2014.
Further, Citi’s capital levels may also be affected by changes in regulatory and accounting standards as well as the impact of future events on Citi’s business results, such as corporate and asset dispositions.

Capital Management
Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with each entity’s respective risk profile and all applicable regulatory standards and guidelines. Citi assesses its capital adequacy against a series of internal quantitative capital goals, designed to evaluate the Company’s capital levels in expected and stressed economic environments. Underlying these internal quantitative capital goals are strategic capital considerations, centered on preserving and building financial strength. Senior management, with oversight from Citigroup’s Board of Directors, is responsible for the capital assessment and planning process, which is integrated into Citi’s capital plan. Implementation of the capital plan is carried out mainly through Citigroup’s Asset and Liability Committee, with oversight from the Risk Management Committee of Citigroup’s Board of Directors. Asset and liability committees are also established globally and for each significant legal entity, region, country and/or major line of business.

Current Regulatory Capital Standards

Overview
Citi is subject to regulatory capital standards issued by the Federal Reserve Board which, commencing with 2014, constitute the substantial adoption of the final U.S. Basel III rules (Final Basel III Rules), such as those governing the composition of regulatory capital (including the application of regulatory capital adjustments and deductions) and, initially for the second quarter of 2014 in conjunction with the granting of permission by the Federal Reserve Board to exit parallel reporting, approval to apply the Basel III Advanced Approaches framework in deriving risk-based capital ratios. Further, the Final Basel III Rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act, which requires Advanced Approaches banking organizations, such as Citi and Citibank, N.A., upon exiting parallel reporting, to calculate each of the three risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital) under both the Standardized Approach starting on January 1, 2015 (or, for 2014, prior to the effective date of the Standardized Approach, the Basel I credit risk and Basel II.5 market risk capital rules, subsequently referred to in this section as the Basel III 2014 Standardized Approach) and the Advanced Approaches and publicly report (as well as measure compliance against) the lower of each of the resulting capital ratios.
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

The following chart sets forth the transitional progression to full implementation by January 1, 2019 of the regulatory capital components (i.e., inclusive of the mandatory 2.5% Capital Conservation Buffer and at least a 2% global systemically important bank holding company (GSIB) surcharge, but exclusive of the potential imposition of an additional Countercyclical Capital Buffer) comprising the effective minimum risk-based capital ratios.

Basel III Transition Arrangements: Minimum Risk-Based Capital Ratios

14%
12%
10%
8%
6%
4%
2%
0%
Total Capital ratio (effective minimum)
GSIB surcharge(1)
Capital Conservation Buffer
8% Total Capital ratio (stated minimum)
6% Tier 1 Capital ratio (stated minimum)
4.5% Common Equity Tier 1 Capital ratio (stated minimum)
9.125%
10.25%
11.375%
12.5%
2.5%
1.5%
4%
2%
1.5%
4.5%
0.5%
0.625%
2%
1.5%
4.5%
1%
1.25%
2%
1.5%
4.5%
1.5%
1.875%
2%
1.5%
4.5%
2%
2.5%
2%
1.5%
4.5%
1/1/14
1/1/15
1/1/16
1/1/17
1/1/18
1/1/19
Common Equity Tier 1 Capital
Additional Tier 1 Capital
Tier 2 Capital

(1) The Final Basel III Rules do not address GSIBs. The transitional progression reflected in the chart above is consistent with the phase-in arrangement under the Basel Committee on Banking Supervision’s (Basel Committee) GSIB rules, which would subject Citi to at least a 2% GSIB surcharge. In December 2014, however, the Federal Reserve Board issued a notice of proposed rulemaking which would impose risk-based capital surcharges upon U.S. bank holding companies that are identified as GSIBs, including Citi. As of December 31, 2014, Citi estimates its GSIB surcharge under the Federal Reserve Board’s proposal would be 4%, compared to at least 2% under the Basel Committee requirements. For additional information regarding the Federal Reserve Board’s proposed rule, see “Regulatory Capital Standards Developments” below.

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

Citigroup’s Capital Resources Under Current Regulatory Standards
During 2014, Citi was required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4%, 5.5% and 8%, respectively. Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels.
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of December 31, 2014 and December 31, 2013.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	December 31, 2014		December 31, 2013(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach(2)	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$166,984	$166,984	$157,473	$157,473
Tier 1 Capital	166,984	166,984	157,473	157,473
Total Capital (Tier 1 Capital + Tier 2 Capital) (3)	185,280	196,379	176,748	187,374
Risk-Weighted Assets	1,275,012	1,080,716	1,177,736	1,103,045
Quarterly Adjusted Average Total Assets (4)	1,849,297	1,849,297	1,830,896	1,830,896
Common Equity Tier 1 Capital ratio (5)	13.10%	15.45%	13.37%	14.28%
Tier 1 Capital ratio (5)	13.10	15.45	13.37	14.28
Total Capital ratio (5)	14.53	18.17	15.01	16.99
Tier 1 Leverage ratio	9.03	9.03	8.60	8.60

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Basel III 2014 Standardized Approach which reflects the application of the Basel I credit risk and Basel II.5 market risk capital rules.

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

(5)
As of December 31, 2014 and December 31, 2013, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

As indicated in the table above, Citigroup’s capital ratios at December 31, 2014 were in excess of the stated minimum requirements under the Final Basel III Rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of December 31, 2014 and December 31, 2013.

Components of Citigroup Capital Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	December 31, 2014	December 31, 2013(1)
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(2)	$200,190	$197,694
Add: Qualifying noncontrolling interests	539	597
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities AFS, net of tax(3)(4)	46	(1,312)
Less: Defined benefit plans liability adjustment, net of tax(4)	(4,127)	(3,191)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(5)	(909)	(1,245)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (4)(6)	56	35
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs) (7)	22,805	24,518
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(4)	875	990
Less: Defined benefit pension plan net assets(4)	187	225
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards (4)(8)	4,726	5,288
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs (4)(8)(9)	2,003	2,343
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	8,083	13,167
Total Common Equity Tier 1 Capital	$166,984	$157,473
Additional Tier 1 Capital
Qualifying perpetual preferred stock (2)	$10,344	$6,645
Qualifying trust preferred securities (10)	1,719	2,616
Qualifying noncontrolling interests	7	8
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (4)(6)	223	142
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	279	243
Less: Defined benefit pension plan net assets(4)	749	900
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards (4)(8)	18,902	21,151
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	(8,083)	(13,167)
Total Additional Tier 1 Capital	$—	$—
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$166,984	$157,473
Tier 2 Capital
Qualifying subordinated debt(12)	$17,386	$16,594
Qualifying trust preferred securities(10)	—	1,242
Qualifying noncontrolling interests	12	13
Excess of eligible credit reserves over expected credit losses(13)	1,177	1,669
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	279	243
Total Tier 2 Capital	$18,296	$19,275
Total Capital (Tier 1 Capital + Tier 2 Capital)	$185,280	$176,748

Citigroup Risk-Weighted Assets (Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	December 31, 2014	December 31, 2013(14)
Credit Risk (15)	$862,031	$834,082
Market Risk	100,481	112,154
Operational Risk (16)	312,500	231,500
Total Risk-Weighted Assets	$1,275,012	$1,177,736

(1)	Pro forma presentation of regulatory capital components and tiers based on application of the Final Basel III Rules consistent with current period presentation.

(2)
Issuance costs of $124 million and $93 million related to preferred stock outstanding at December 31, 2014 and December 31, 2013, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(8)
Of Citi’s approximately $49.5 billion of net DTAs at December 31, 2014, approximately $25.5 billion of such assets were includable in regulatory capital pursuant to the Final Basel III Rules, while approximately $24.0 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net DTAs was an aggregate of approximately $25.6 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which $14.4 billion were deducted from Common Equity Tier 1 Capital and $11.2 billion were deducted from Additional Tier 1 Capital. In addition, approximately $1.6 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the Final Basel III Rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

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

(15)
Under the Final Basel III Rules, credit risk-weighted assets during the transition period reflect the effects of transitional arrangements related to regulatory capital adjustments and deductions and, as a result, will differ from credit risk-weighted assets derived under full implementation of the rules.

(16)
During 2014, Citi’s operational risk-weighted assets were increased by $81 billion, of which $56 billion was in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014. Further, an additional $25 billion was recognized during the last six months of 2014, reflecting an evaluation of ongoing events in the banking industry.

Citigroup Capital Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014
Common Equity Tier 1 Capital
Balance, beginning of period(1)	$166,425	$157,473
Net income	350	7,313
Dividends declared	(190)	(633)
Net increase in treasury stock	(380)	(1,232)
Net increase in additional paid-in capital(2)	229	778
Net increase in foreign currency translation adjustment net of hedges, net of tax	(2,716)	(4,946)
Net decrease in unrealized losses on securities AFS, net of tax(3)	94	339
Net increase in defined benefit plans liability adjustment, net of tax(3)	(213)	(234)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(17)	(21)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	873	1,713
Net change in other intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	(14)	115
Net decrease in defined benefit pension plan net assets	49	38
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	205	562
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(88)	340
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	2,402	5,084
Other	(25)	295
Net increase in Common Equity Tier 1 Capital	$559	$9,511
Common Equity Tier 1 Capital Balance, end of period	$166,984	$166,984
Additional Tier 1 Capital
Balance, beginning of period(1)	$—	$—
Net increase in qualifying perpetual preferred stock(4)	1,493	3,699
Net decrease in qualifying trust preferred securities	(7)	(897)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(69)	(81)
Net decrease in defined benefit pension plan net assets	194	151
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	822	2,249
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	(2,402)	(5,084)
Other	(31)	(37)
Net change in Additional Tier 1 Capital	$—	$—
Tier 1 Capital Balance, end of period	$166,984	$166,984
Tier 2 Capital
Balance, beginning of period(1)	$18,382	$19,275
Net increase in qualifying subordinated debt	401	792
Net decrease in qualifying trust preferred securities	—	(1,242)
Net decrease in excess of eligible credit reserves over expected credit losses	(456)	(492)
Other	(31)	(37)
Net decrease in Tier 2 Capital	$(86)	$(979)
Tier 2 Capital Balance, end of period	$18,296	$18,296
Total Capital (Tier 1 Capital + Tier 2 Capital)	$185,280	$185,280

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)	Presented net of impact of transition arrangements related to unrealized losses on securities AFS and defined benefit plans liability adjustment under the Final Basel III Rules.

(4)
Citi issued approximately $3.7 billion and approximately $1.5 billion of qualifying perpetual preferred stock during the twelve months and three months ended December 31, 2014, respectively, which were partially offset by the netting of issuance costs of $31 million and $7 million during those periods.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014(1)
Total Risk-Weighted Assets, beginning of period	$1,282,986	$1,103,045
Impact of adoption of Basel III Advanced Approaches(2)	—	74,691
Changes in Credit Risk-Weighted Assets
Net change in retail exposures(3)	5,222	(29,820)
Net change in wholesale exposures(4)	(9,316)	31,698
Net change in repo-style transactions	(444)	4,483
Net change in securitization exposures	(166)	2,470
Net decrease in equity exposures	(893)	(1,605)
Net change in over-the-counter (OTC) derivatives(5)	(10,158)	9,148
Net increase in derivatives CVA	1,834	4,544
Net change in other (6)	(5,004)	5,706
Net change in supervisory 6% multiplier (7)	(1,245)	1,325
Net change in Credit Risk-Weighted Assets	$(20,170)	$27,949

Changes in Market Risk-Weighted Assets
Net change in risk levels(8)	$650	$(17,803)
Net change due to model and methodology updates	(954)	6,130
Net decrease in Market Risk-Weighted Assets	$(304)	$(11,673)
Net increase in Operational Risk-Weighted Assets (9)	$12,500	$81,000
Total Risk-Weighted Assets, end of period	$1,275,012	$1,275,012

(1)
Total risk-weighted assets at the beginning of the period (i.e., as of December 31, 2013) are presented on a pro forma basis to reflect application of the Final Basel III Rules related to the effect of transition arrangements on regulatory capital components, consistent with current period presentation.

(2) Reflects the effect of adjusting credit risk-weighted assets at the beginning of the period from a Basel I basis to a Basel III Advanced Approaches basis; adjusting market risk-weighted assets from a Basel II.5 basis to a Basel III Advanced Approach basis; and including operational risk-weighted assets as required under the Basel III Advanced Approaches rules.

(3)
Retail exposures decreased from year-end 2013, driven by reduction in loans and commitments, sale of consumer businesses in Spain and Greece and the impact of FX translation, offset by enhancements to credit risk models.

(4)
Wholesale exposures decreased from September 30, 2014, driven by model parameter updates and reductions in loans and commitments. The increase from year-end 2013 was driven by enhancements to credit risk models.

(5)
OTC derivatives decreased from September 30, 2014, driven by model parameter updates. The increase from year-end 2013 was largely due to enhancements to credit risk models, partially offset by model parameter updates.

(6)	Other includes cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios of exposures.

(7)	Supervisory 6% multiplier does not apply to derivatives CVA.

(8)	Market risk-weighted assets risk levels decreased from year-end 2013 driven by movement in securitization positions from trading book to banking book, as well as reductions in inventory positions.
(9) During the first quarter of 2014, Citi increased operational risk-weighted assets by $56 billion in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014. Citi’s operational risk-weighted assets were further increased by $12.5 billion during each of the third and fourth quarters of 2014, reflecting an evaluation of ongoing events in the banking industry.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.

The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, N.A., Citi’s primary subsidiary U.S. depository institution, as of December 31, 2014 and December 31, 2013.

Citibank, N.A. Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	December 31, 2014		December 31, 2013(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach(2)	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$129,135	$129,135	$128,317	$128,317
Tier 1 Capital	129,135	129,135	128,317	128,317
Total Capital (Tier 1 Capital + Tier 2 Capital) (3)	140,119	150,215	137,277	146,267
Risk-Weighted Assets	946,333	906,250	893,390	910,553
Quarterly Adjusted Average Total Assets (4)	1,367,444	1,367,444	1,321,440	1,321,440
Common Equity Tier 1 Capital ratio (5)	13.65%	14.25%	14.36%	14.09%
Tier 1 Capital ratio (5)	13.65	14.25	14.36	14.09
Total Capital ratio (5)	14.81	16.58	15.37	16.06
Tier 1 Leverage ratio	9.44	9.44	9.71	9.71

(1)	Pro forma presentation based on application of the Final Basel III Rules consistent with current period presentation.

(2)	Basel III 2014 Standardized Approach which reflects the application of the Basel I credit risk and Basel II.5 market risk capital rules.

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

(5)
As of December 31, 2014, Citibank, N.A.’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches. As of December 31, 2013, Citibank, N.A.’s reportable Common Equity Tier 1 Capital and Tier 1 Capital ratios were the lower derived under the Basel III 2014 Standardized Approach (Basel I credit risk and Basel II.5 market risk capital rules), whereas the reportable Total Capital ratio was the lower derived under the Advanced Approaches framework.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Capital Standards
The following table presents the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets as well as quarterly adjusted average total assets (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of December 31, 2014. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, or quarterly adjusted average total assets. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in this table.

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio		Tier 1 Leverage ratio
	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets
Citigroup
Advanced Approaches	0.8 bps	1.0 bps	0.8 bps	1.0 bps	0.8 bps	1.1 bps	0.5 bps	0.5 bps
Standardized Approach (1)	0.9 bps	1.4 bps	0.9 bps	1.4 bps	0.9 bps	1.7 bps	0.5 bps	0.5 bps
Citibank, N.A.
Advanced Approaches	1.1 bps	1.4 bps	1.1 bps	1.4 bps	1.1 bps	1.6 bps	0.7 bps	0.7 bps
Standardized Approach (1)	1.1 bps	1.6 bps	1.1 bps	1.6 bps	1.1 bps	1.8 bps	0.7 bps	0.7 bps

(1) Basel III 2014 Standardized Approach which reflects the application of the Basel I credit risk and Basel II.5 market risk capital rules.

Citigroup Broker-Dealer Subsidiaries
At December 31, 2014, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $5.5 billion, which exceeded the minimum requirement by $4.4 billion.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at December 31, 2014.

Basel III (Full Implementation)

Citigroup’s Capital Resources Under Basel III (Full Implementation)
Citi currently anticipates that its effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratio requirements under the Final Basel III Rules, on a fully implemented basis, will be at least 9%, 10.5% and 12.5%, respectively. However, Citi’s effective minimum ratio requirements will be higher if the Federal Reserve Board’s GSIB surcharge rule were to be adopted as proposed.
Further, under the Final Basel III Rules, Citi must also comply with a 4% minimum Tier 1 Leverage ratio requirement and an effective 5% minimum Supplementary Leverage ratio requirement.
The following table sets forth the capital tiers, risk-weighted assets, quarterly adjusted average total assets and capital ratios under the Final Basel III Rules for Citi, assuming full implementation, as of December 31, 2014 and December 31, 2013.

Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	December 31, 2014		December 31, 2013
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach(1)	Advanced Approaches	Standardized Approach(1)
Common Equity Tier 1 Capital	$136,806	$136,806	$125,597	$125,597
Tier 1 Capital	148,275	148,275	133,412	133,412
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)	165,663	178,625	150,049	161,782
Risk-Weighted Assets	1,292,878	1,228,748	1,185,766	1,176,886
Quarterly Adjusted Average Total Assets(3)	1,835,497	1,835,497	1,814,368	1,814,368
Common Equity Tier 1 Capital ratio(4)(5)	10.58%	11.13%	10.59%	10.67%
Tier 1 Capital ratio(4)(5)	11.47	12.07	11.25	11.34
Total Capital ratio(4)(5)	12.81	14.54	12.65	13.75
Tier 1 Leverage ratio(5)	8.08	8.08	7.35	7.35

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

(3) Tier 1 Leverage ratio denominator.
(4) As of December 31, 2014 and December 31, 2013, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.
(5) Citi’s Basel III capital ratios and certain related components are non-GAAP financial measures. Citi believes these ratios and their related components provide useful information to investors and others by measuring Citi’s progress against future regulatory capital standards.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 10.6% at December 31, 2014, unchanged from that estimated as of December 31, 2013 (both based on application of the Advanced Approaches for determining total risk-weighted assets). The ratio remained stable year-over-year as the growth in Common Equity Tier 1 Capital largely reflecting net income of $7.3 billion and the favorable effects attributable to DTA utilization of approximately $3.3 billion, was offset by a decline in Accumulated other comprehensive income (loss), and higher credit and operational risk-weighted assets.

Components of Citigroup Capital Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	December 31, 2014	December 31, 2013
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity (1)	$200,190	$197,694
Add: Qualifying noncontrolling interests	165	182
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax (2)	(909)	(1,245)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax (3)	279	177
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs) (4)	22,805	24,518
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	4,373	4,950
Less: Defined benefit pension plan net assets	936	1,125
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards (5)	23,628	26,439
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs (5)(6)	12,437	16,315
Total Common Equity Tier 1 Capital	$136,806	$125,597
Additional Tier 1 Capital
Qualifying perpetual preferred stock (1)	$10,344	$6,645
Qualifying trust preferred securities (7)	1,369	1,374
Qualifying noncontrolling interests	35	39
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	279	243
Total Additional Tier 1 Capital	$11,469	$7,815
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$148,275	$133,412
Tier 2 Capital
Qualifying subordinated debt (9)	$16,094	$14,414
Qualifying trust preferred securities (10)	350	745
Qualifying noncontrolling interests	46	52
Excess of eligible credit reserves over expected credit losses(11)	1,177	1,669
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	279	243
Total Tier 2 Capital	$17,388	$16,637
Total Capital (Tier 1 Capital + Tier 2 Capital) (12)	$165,663	$150,049

(1)
Issuance costs of $124 million and $93 million related to preferred stock outstanding at December 31, 2014 and December 31, 2013, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(5)
Of Citi’s approximately $49.5 billion of net DTAs at December 31, 2014, approximately $15.2 billion of such assets were includable in regulatory capital pursuant to the Final Basel III Rules, while approximately $34.3 billion of such assets were excluded in arriving at Common Equity Tier 1 Capital. Comprising the excluded net DTAs was an aggregate of approximately $35.9 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Common Equity Tier 1 Capital. In addition, approximately $1.6 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the Final Basel III Rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

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

(10)
Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the Final Basel III Rules, which will be fully phased-out of Tier 2 Capital by January 1, 2022.

(11)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(12)	Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital.

Citigroup Capital Rollforward Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014
Common Equity Tier 1 Capital
Balance, beginning of period	$138,762	$125,597
Net income	350	7,313
Dividends declared	(190)	(633)
Net increase in treasury stock	(380)	(1,232)
Net increase in additional paid-in capital(1)	229	778
Net increase in foreign currency translation adjustment net of hedges, net of tax	(2,716)	(4,946)
Net decrease in unrealized losses on securities AFS, net of tax	470	1,697
Net increase in defined benefit plans liability adjustment, net of tax	(1,064)	(1,170)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(86)	(102)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	873	1,713
Net change in other intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	(66)	577
Net decrease in defined benefit pension plan net assets	243	189
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	1,027	2,811
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(639)	3,878
Other	(7)	336
Net change in Common Equity Tier 1 Capital	$(1,956)	$11,209
Common Equity Tier 1 Capital Balance, end of period	$136,806	$136,806
Additional Tier 1 Capital
Balance, beginning of period	$10,010	$7,815
Net increase in qualifying perpetual preferred stock(2)	1,493	3,699
Net decrease in qualifying trust preferred securities	(1)	(5)
Other	(33)	(40)
Net increase in Additional Tier 1 Capital	$1,459	$3,654
Tier 1 Capital Balance, end of period	$148,275	$148,275
Tier 2 Capital
Balance, beginning of period	$17,482	$16,637
Net increase in qualifying subordinated debt	401	1,680
Net decrease in excess of eligible credit reserves over expected credit losses	(456)	(492)
Other	(39)	(437)
Net change in Tier 2 Capital	$(94)	$751
Tier 2 Capital Balance, end of period	$17,388	$17,388
Total Capital (Tier 1 Capital + Tier 2 Capital)	$165,663	$165,663

(1)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(2)
Citi issued approximately $3.7 billion and approximately $1.5 billion of qualifying perpetual preferred stock during the twelve months and three months ended December 31, 2014, respectively, which were partially offset by the netting of issuance costs of $31 million and $7 million for those periods.

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at December 31, 2014(1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$760,690	$119,207	$879,897	$1,033,064	$95,203	$1,128,267
Market Risk	95,835	4,646	100,481	95,835	4,646	100,481
Operational Risk (2)	258,693	53,807	312,500	—	—	—
Total Risk-Weighted Assets	$1,115,218	$177,660	$1,292,878	$1,128,899	$99,849	$1,228,748

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at December 31, 2013(1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$693,469	$148,644	$842,113	$962,456	$102,277	$1,064,733
Market Risk	106,919	5,234	112,153	106,919	5,234	112,153
Operational Risk	159,500	72,000	231,500	—	—	—
Total Risk-Weighted Assets	$959,888	$225,878	$1,185,766	$1,069,375	$107,511	$1,176,886

(1)	Calculated based on the Final Basel III Rules.

(2)
During 2014, Citi’s operational risk-weighted assets were increased by $81 billion, of which $56 billion was in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014. Further, an additional $25 billion was recognized during the last six months of 2014, reflecting an evaluation of ongoing events in the banking industry.

Total risk-weighted assets under the Basel III Advanced Approaches increased from year-end 2013 largely due to the previously mentioned increases in operational risk-weighted assets throughout 2014 as well as enhancements to Citi’s credit risk models, partially offset by model parameter updates, the impact of FX translation and the ongoing decline in Citi Holdings assets.
Total risk-weighted assets under the Basel III Standardized Approach increased during 2014 substantially due to an increase in credit risk-weighted assets attributable to an increase in derivative exposures and corporate lending products within the ICG businesses, partially offset by the ongoing decline in Citi Holdings assets.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended December 31, 2014(1)	Twelve Months Ended December 31, 2014(1)
Total Risk-Weighted Assets, beginning of period	$1,301,958	$1,185,766
Changes in Credit Risk-Weighted Assets
Net change in retail exposures(2)	5,222	(29,820)
Net change in wholesale exposures(3)	(9,316)	31,698
Net change in repo-style transactions	(444)	4,483
Net change in securitization exposures	(166)	2,470
Net decrease in equity exposures	(770)	(1,681)
Net change in over-the-counter (OTC) derivatives(4)	(10,158)	9,148
Net increase in derivatives CVA	1,834	4,544
Net change in other(5)	(6,170)	12,638
Net change in supervisory 6% multiplier(6)	(1,308)	4,305
Net change in Credit Risk-Weighted Assets	$(21,276)	$37,785
Changes in Market Risk-Weighted Assets
Net change in risk levels(7)	$650	$(17,803)
Net change due to model and methodology updates	(954)	6,130
Net decrease in Market Risk-Weighted Assets	$(304)	$(11,673)
Net increase in Operational Risk-Weighted Assets (8)	$12,500	$81,000
Total Risk-Weighted Assets, end of period	$1,292,878	$1,292,878

(1)	Calculated based on the Final Basel III Rules.

(2)
Retail exposures decreased from year-end 2013, driven by reduction in loans and commitments, the sales of consumer businesses in Spain and Greece and the impact of FX translation, offset by enhancements to credit risk models.

(3)
Wholesale exposures decreased from September 30, 2014, driven by model parameter updates and reductions in loan and commitments. The increase from year-end 2013 was driven by enhancements to credit risk models.

(4)
OTC derivatives decreased from September 30, 2014, driven by model parameter updates. The increase from year-end 2013 was largely due to enhancements to credit risk models, partially offset by model parameter updates.

(5) Other includes cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios of exposures.

(6)	Supervisory 6% multiplier does not apply to derivatives CVA.

(7)	Market risk-weighted assets risk levels decreased from year-end 2013 driven by movement in securitization positions from trading book to banking book, as well as reductions in inventory positions.
(8) During the first quarter of 2014, Citi increased operational risk-weighted assets by approximately $56 billion in conjunction with the granting of permission by the Federal Reserve Board to exit the parallel run period and commence applying the Basel III Advanced Approaches framework, effective with the second quarter of 2014. Citi’s operational risk-weighted assets were further increased by $12.5 billion during each of the third and fourth quarters of 2014, reflecting an evaluation of ongoing events in the banking industry.

Supplementary Leverage Ratio
Under the Final Basel III Rules, Advanced Approaches banking organizations, including Citi and Citibank, N.A., are also required to calculate a Supplementary Leverage ratio, which significantly differs from the Tier 1 Leverage ratio by also including certain off-balance sheet exposures within the denominator of the ratio (Total Leverage Exposure).
In September 2014, the U.S. banking agencies adopted revisions to the Final Basel III Rules (Revised Final Basel III Rules) with respect to the definition of Total Leverage Exposure as well as the frequency with which certain components of the Supplementary Leverage ratio are calculated. As revised, the Supplementary Leverage ratio represents end of period Tier 1 Capital to Total Leverage Exposure, with the latter defined as the sum of the daily average of on-balance sheet assets for the quarter and the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter, less applicable Tier 1 Capital deductions.

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
Consistent with the Final Basel III Rules, Advanced Approaches banking organizations will be required to disclose the Supplementary Leverage ratio commencing January 1, 2015. Further, U.S. GSIBs and their subsidiary insured depository institutions, including Citi and Citibank, N.A., will be subject to enhanced Supplementary Leverage ratio standards. The enhanced Supplementary Leverage ratio standards establish a 2% leverage buffer for U.S. GSIBs in addition to the stated 3% minimum Supplementary Leverage ratio requirement in the Final Basel III Rules. If a U.S. GSIB failed to exceed the 2% leverage buffer, it would be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Accordingly, U.S. GSIBs are effectively subject to a 5% minimum Supplementary Leverage ratio requirement. Additionally, the final rule requires that insured depository institution subsidiaries of U.S. GSIBs, including Citibank, N.A., maintain a Supplementary Leverage ratio of 6% to be considered “well capitalized” under the revised prompt corrective action framework established by the Final Basel III Rules. Citi and Citibank, N.A. are required to be compliant with these higher effective minimum ratio requirements on January 1, 2018.
The following table sets forth Citi’s estimated Basel III Supplementary Leverage ratio and related components, under the Revised Final Basel III Rules, for the three months ended December 31, 2014 and December 31, 2013.

Citigroup Estimated Basel III Supplementary Leverage Ratios and Related Components(1)

In millions of dollars, except ratios	December 31, 2014	December 31, 2013(2)
Tier 1 Capital	$148,275	$133,412
Total Leverage Exposure (TLE)
On-balance sheet assets (3)	$1,899,955	$1,886,613
Certain off-balance sheet exposures:(4)
Potential future exposure (PFE) on derivative contracts	240,712	240,534
Effective notional of sold credit derivatives, net(5)	96,869	102,061
Counterparty credit risk for repo-style transactions(6)	21,894	26,035
Unconditionally cancellable commitments	61,673	63,782
Other off-balance sheet exposures	229,672	210,571
Total of certain off-balance sheet exposures	$650,820	$642,983
Less: Tier 1 Capital deductions	64,458	73,590
Total Leverage Exposure	$2,486,317	$2,456,006
Supplementary Leverage ratio	5.96%	5.43%

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

Citigroup’s estimated Basel III Supplementary Leverage ratio under the Revised Final Basel III Rules was 6.0% for the fourth quarter of 2014, unchanged from the third quarter of 2014, and increased from 5.4% for the fourth quarter of 2013 (on a pro forma basis to conform to current period presentation). Citi’s estimated Basel III Supplementary Leverage ratio remained unchanged quarter-over-quarter as the Tier 1 Capital benefits resulting from preferred stock issuances and a decrease in goodwill were offset by a decrease in Accumulated other comprehensive income (loss), with Total Leverage Exposure also remaining substantially unchanged. The growth in the ratio from the fourth quarter of 2013 was principally driven by an increase in Tier 1 Capital attributable largely to net income of $7.3 billion, approximately $3.3 billion of DTA utilization and approximately $3.7 billion of perpetual preferred stock issuances, offset in part by a reduction in Accumulated other comprehensive income (loss) and a marginal increase in Total Leverage Exposure.
Citibank, N.A.’s estimated Basel III Supplementary Leverage ratio under the Revised Final Basel III Rules was 6.3% for the fourth quarter of 2014, unchanged from the third quarter of 2014 and, on a pro forma basis, from the fourth quarter of 2013. Tier 1 Capital benefits resulting from quarterly and annual net income and DTA utilization were largely offset by an increase in Total Leverage Exposure and a reduction in Accumulated other comprehensive income (loss) and, for the year only, cash dividends paid by Citibank, N.A. to its parent, Citicorp, and which were subsequently remitted to Citigroup.

Regulatory Capital Standards Developments

GSIB Surcharge
In December 2014, the Federal Reserve Board issued a notice of proposed rulemaking which would impose risk-based capital surcharges upon U.S. bank holding companies that are identified as GSIBs, including Citi. Under the
Federal Reserve Board’s proposed rule, consistent with the Basel Committee’s methodology, identification as a GSIB would be based primarily on quantitative measurement indicators underlying five equally weighted broad categories of systemic importance: (i) size, (ii) interconnectedness, (iii) cross-jurisdictional activity, (iv) substitutability, and (v) complexity. With the exception of size, each of the other categories are comprised of multiple indicators also of equal weight, and amounting to 12 indicators in total.
A U.S. banking organization that is designated a GSIB under the proposed methodology would calculate a surcharge using two methods and would be subject to the higher of the resulting two surcharges. The first method (“method 1”) would be based on the same five broad categories of systemic importance used to identify a GSIB, whereas under the second method (“method 2”) the substitutability indicator would be replaced with a measure intended to assess the extent of a GSIB’s reliance on short-term wholesale funding. As proposed, given that the calculation under method 2 involves, in part, the doubling of the indicator scores related to size, interconnectedness, cross-jurisdictional activity and complexity, method 2 would generally result in higher surcharges as compared to method 1.

Estimated GSIB surcharges under the proposed rule, which would be required to be comprised entirely of Common Equity Tier 1 Capital, would initially range from 1.0% to 4.5% of total risk-weighted assets. Moreover, the GSIB surcharge would be an extension of the Capital Conservation Buffer and, if invoked, any Countercyclical Capital Buffer, and would result in restrictions on earnings distributions (e.g., dividends, equity repurchases, and discretionary executive bonuses) should the surcharge be drawn upon to absorb losses during periods of financial or economic stress, with the degree of such restrictions based upon the extent to which the surcharge is drawn.
Under the proposal, like that of the Basel Committee’s rule, the GSIB surcharge would be introduced in parallel with the Capital Conservation Buffer and, if applicable, any Countercyclical Capital Buffer, commencing phase-in on January 1, 2016 and becoming fully effective on January 1, 2019.
As of December 31, 2014, Citi estimates its GSIB surcharge under the Federal Reserve Board’s proposal would be 4%, compared to at least 2% under the Basel Committee requirements.
For additional information regarding the Federal Reserve Board’s GSIB surcharge proposal, as well as the Financial Stability Board’s total loss-absorbing capacity, or TLAC, consultative document, see “Risk Factors—Regulatory Risks” and “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below.

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

In millions of dollars or shares, except per share amounts	December 31, 2014	December 31, 2013
Total Citigroup stockholders’ equity	$210,534	$204,339
Less: Preferred stock	10,468	6,738
Common equity	$200,066	$197,601
Less: Intangible assets:
Goodwill	23,592	25,009
Other intangible assets (other than MSRs)	4,566	5,056
Goodwill related to assets held-for-sale	71
Tangible common equity (TCE)	$171,837	$167,536

Common shares outstanding (CSO)	3,023.9	3,029.2
Tangible book value per share (TCE/CSO)	$56.83	$55.31
Book value per share (common equity/CSO)	$66.16	$65.23

RISK FACTORS

The following discussion sets forth what management currently believes could be the most significant regulatory, credit and market, liquidity, legal and business and operational risks and uncertainties that could impact Citi’s businesses, results of operations and financial condition. Other risks and uncertainties, including those not currently known to Citi or its management, could also negatively impact Citi’s businesses, results of operations and financial condition. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties Citi may face.

REGULATORY RISKS

Citi Faces Ongoing Significant Regulatory Changes and Uncertainties in the U.S. and Non-U.S. Jurisdictions in Which It Operates That Negatively Impact the Management of Its Businesses and Increase Its Compliance Risks and Costs.
Citi continues to be subject to a significant number of regulatory changes and uncertainties across the U.S. and the non-U.S. jurisdictions in which it operates. Not only has the heightened regulatory environment facing financial institutions such as Citi resulted in a tendency toward more regulation, but also in some cases toward the most prescriptive regulation as regulatory agencies have often taken a restrictive approach to rulemaking, interpretive guidance, approvals and their general ongoing supervisory or prudential authority. Moreover, even when U.S. and international regulatory initiatives overlap, such as with derivatives reforms, in many instances they have not been undertaken on a coordinated basis, and areas of divergence have developed with respect to the scope, interpretation, timing, structure or approach, leading to additional, inconsistent or even conflicting regulations.
Ongoing regulatory changes and uncertainties make Citi’s business planning difficult and could require Citi to change its business models or even its organizational structure, all of which could ultimately negatively impact Citi’s individual businesses, overall strategy and results of operations as well as realization of its deferred tax assets (DTAs). For example, several jurisdictions, including in Asia, Latin America and Europe, continue to enact fee and rate limits on debit and credit card transactions as well as various limits on sales practices for these and other areas of consumer lending, which could, among other things, negatively impact GCB’s businesses and revenues. In addition, during 2014, financial reform legislation was enacted in Mexico that required an antitrust study of the Mexican financial sector. The study has been issued and its recommendations include additional regulations intended to increase competition in the financial services industry in Mexico, which could negatively impact Citi’s Banamex subsidiary, Mexico’s second largest bank. In certain jurisdictions, including in the European Union (EU), there is discussion of adopting a financial transaction tax or similar fees on large financial institutions such as Citi, which could increase the costs to engage in certain transactions or otherwise negatively impact Citi’s results of operations. In addition, various regulators globally continue to consider adoption of data privacy and/or “onshoring” requirements, such as the EU data protection framework, that would restrict the storage and use of client information. These regulations could conflict with anti-money laundering and other requirements in other jurisdictions, impede information sharing between Citi’s businesses and increase Citi’s compliance risks and costs. They could also impede or potentially reverse Citi’s centralization or standardization efforts, which provide expense efficiencies.
Unless and until there is sufficient regulatory certainty, Citi’s business planning and/or proposed pricing for affected businesses necessarily include assumptions based on possible or proposed rules, requirements or outcomes. Business planning is further complicated by management’s continual need to review and evaluate the impact on Citi’s businesses of ongoing rule proposals, final rules, and implementation guidance from numerous regulatory bodies worldwide, often within compressed timeframes. In some cases, management’s implementation of a regulatory requirement and assessment of its impact is occurring simultaneously with changing regulatory guidance, legal challenges or legislative action to modify or repeal final rules, thus increasing management uncertainty.
Ongoing regulatory changes also result in higher regulatory and compliance risks and costs. Citi estimates its regulatory and compliance costs have grown approximately 10% annually since 2011. These higher regulatory and compliance costs partially offset Citi’s continued cost reduction initiatives that are part of its execution priorities and negatively impact its results of operations. Ongoing regulatory changes and uncertainties also require management to continually manage Citi’s expenses and potentially reallocate resources, including potentially away from ongoing business investment initiatives.

There Continue to Be Changes and Uncertainties Relating to the Regulatory Capital Requirements Applicable to Citi and the Ultimate Impact of These Requirements on Citi’s Businesses, Products and Results of Operations.
Despite the adoption of the final U.S. Basel III rules, there continue to be changes and uncertainties regarding the regulatory capital requirements applicable to, and, as a result, the ultimate impact of these requirements on, Citi.
Citi’s Basel III capital ratios and related components are subject to, among other things, ongoing regulatory supervision, including review and approval of Citi’s credit, market and operational risk models, additional refinements, modifications or enhancements (whether required or otherwise) to these models and any further implementation guidance in the U.S. Modifications or requirements resulting from these ongoing reviews, as well as the ongoing efforts by U.S. banking agencies to finalize and enhance the regulatory capital framework, have resulted and could continue to result in changes to Citi’s risk-weighted assets, total leverage exposure or other components of Citi’s capital ratios. These changes can negatively impact Citi’s capital ratios and its ability to achieve its capital requirements as it projects or as required. Further, because operational risk is measured based not only upon Citi’s historical loss experience but also upon ongoing events in the banking industry generally, Citi’s level of operational risk-weighted assets is likely to remain elevated for the foreseeable future, despite Citi’s continuing efforts to reduce its risk-weighted assets and exposures.
Moreover, in December 2014, the Federal Reserve Board issued a notice of proposed rulemaking that would establish a risk-based capital surcharge for global systemically important bank holding companies (GSIB) in the U.S., including Citi. The Federal Reserve Board’s proposal is based on the Basel Committee on Banking Supervision’s (Basel Committee) GSIB surcharge framework, but adds an alternative method for calculating a U.S. GSIBs score (and thus its GSIB surcharge), which Citi expects will result in a significantly higher surcharge than the 2% calculated under the Basel Committee’s framework (for additional information on the details of the proposal, see “Capital Resources—Regulatory Capital Standards Developments” above).
The Federal Reserve Board’s GSIB proposal creates ongoing uncertainty with respect to the ultimate surcharge applicable to Citi due to, among other things, the (i) requirement to recalculate the surcharge on an annual basis; (ii) complex calculations required to determine the amount of the surcharge; and (iii) the score for the indicators aligned with the Basel Committee GSIB framework is to be determined by converting Citi’s indicators into Euros and calibrating proportionally against a denominator based upon the aggregate indicator scores of other large global banking organizations, meaning that Citi’s score will fluctuate based on actions taken by these banking organizations, as well as movements in foreign exchange rates. Moreover, based on the Financial Stability Board’s (FSB) proposed “total loss-absorbing capacity” (TLAC) requirements, a higher GSIB surcharge would limit the amount of Common Equity Tier 1 Capital otherwise available to satisfy, in part, the TLAC requirements and thus potentially result in the need for Citi to issue higher levels of qualifying debt and preferred equity (for additional information, see “Regulatory Risks” and “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below).
In addition to the Federal Reserve Board’s GSIB proposal, various other proposals which could impact Citi’s regulatory capital framework are also being considered by regulatory bodies both in the U.S. and internationally, which further contribute to the uncertainties faced by financial institutions, including Citi. For example, the SEC has indicated that it is considering adopting rules that would impose a leverage ratio requirement for U.S. broker-dealers, which could result in the reduction of certain types of short-term funding, among other potential negative impacts. In addition, the Basel Committee continues to review and revise various aspects of its rules, including its model-based capital framework and standardized approaches to market, credit and operational risk.
As a result of these ongoing uncertainties, Citi’s capital planning and management remains challenging. The Federal Reserve Board’s GSIB surcharge and other U.S. and international proposals could require Citi to further increase its capital and limit or otherwise restrict how Citi utilizes its capital, which could negatively impact its businesses, product offerings and results of operations. It also remains uncertain as to what the overall impact of these regulatory capital changes will be on Citi’s competitive position, among both domestic and international peers.

Citi’s Inability to Enhance its 2015 Resolution Plan Submission Could Subject Citi to More Stringent Capital, Leverage or Liquidity Requirements, or Restrictions on Its Growth, Activities or Operations, and Could Eventually Require Citi to Divest Assets or Operations in Ways That Could Negatively Impact Its Operations or Strategy.
Title I of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) requires Citi to prepare and submit annually a plan for the orderly resolution of Citigroup (the bank holding company) and its significant legal entities under the U.S. Bankruptcy Code or other applicable insolvency law in the event of future material financial distress or failure. Citi is also required to prepare and submit an annual resolution plan for its primary insured depository institution subsidiary, Citibank, N.A., and to demonstrate how Citibank, N.A. is adequately protected from the risks presented by non-bank affiliates. These plans, which require substantial effort, time and cost across all of Citi’s businesses and geographies, are subject to review by the Federal Reserve Board and the FDIC.
In August 2014, the Federal Reserve Board and the FDIC announced the completion of reviews of the 2013 resolution plans submitted by Citi and 10 other financial institutions. The agencies identified shortcomings with the firms’ 2013 resolution plans, including Citi’s. These shortcomings generally included (i) assumptions that the agencies regarded as unrealistic or inadequately supported, such as assumptions about the likely behavior of customers, counterparties, investors, central clearing facilities, and regulators; and (ii) the failure to make, or identify, the kinds of changes in firm structure and practices that would be necessary to enhance the prospects for orderly resolution. At the same time, the Federal Reserve Board and FDIC indicated that if the identified shortcomings are not addressed in the firms’ 2015 plan submissions, the agencies expect to use their authority under Title I of the Dodd-Frank Act.
Under Title I, if the Federal Reserve Board and the FDIC jointly determine that Citi’s 2015 resolution plan is not “credible” (which, although not defined, is generally believed to mean the regulators do not believe the plan is feasible or would otherwise allow the regulators to resolve Citi in a way that protects systemically important functions without severe systemic disruption), Citi could be subjected to more stringent capital, leverage or liquidity requirements or restrictions, or restrictions on its growth, activities or operations, and eventually be required to divest certain assets or operations in ways that could negatively impact its operations and strategy. In August 2014, the FDIC determined that the 2013 resolution plans submitted by the 11 “first wave” filers, including Citi, were “not credible.”
Other jurisdictions, such as the U.K., have also requested or are expected to request resolution plans from financial institutions, including Citi, and the requirements and timing relating to these plans are or are expected to be different from the U.S. requirements and from each other. Responding to these additional requests will require additional effort, time and cost, and regulatory review and requirements in these jurisdictions could be in addition to, or conflict with, changes required by Citi’s regulators in the U.S.

There Continues to Be Significant Uncertainty Regarding the Implementation of Orderly Liquidation Authority and the Impact It Could Have on Citi’s Funding and Liquidity, Results of Operations and Competitiveness.
Title II of the Dodd-Frank Act grants the FDIC the authority, under certain circumstances, to resolve systemically important financial institutions, including Citi. The FDIC has released a notice describing its preferred “single point of entry strategy” for such resolution, pursuant to which, generally, a bank holding company would be placed in receivership, the unsecured long-term debt of the holding company would bear losses and the operating subsidiaries would be recapitalized.
Consistent with this strategy, in November 2014, the FSB issued a consultative document designed to ensure that GSIBs have sufficient loss-absorbing and recapitalization capacity in resolution to implement an orderly resolution. Specifically, the proposal would (i) establish a new firm-specific minimum requirement for TLAC; (ii) stipulate which liabilities of the GSIB would be eligible TLAC; and (iii) the location of the TLAC within the firm’s overall funding structure, including the “pre-positioning” of specified amounts of TLAC to identified material subsidiaries within the firm’s structure, including international entities (for additional information on the TLAC proposal, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below). It is expected that the Federal Reserve Board will issue a proposal to establish similar TLAC requirements for U.S. GSIBs during 2015.
There are significant uncertainties and interpretive issues arising from the FSB proposal, including (i) the minimum TLAC requirement for Citi; (ii) the amount of Citi’s TLAC that must be pre-positioned to material subsidiaries within Citi’s structure, and the identification of those entities; and (iii) which of Citi’s existing long-term liabilities constitute eligible TLAC. Moreover, based on the FSB’s proposal, the minimum TLAC requirement must be met excluding regulatory capital instruments used to satisfy Citi’s regulatory capital buffers, resulting in a higher overall TLAC requirement consisting of the required TLAC minimum plus required capital buffers. As a result, as discussed in the regulatory capital risk factor above, a higher GSIB surcharge would potentially result in the need for Citi to issue higher levels of qualifying debt and preferred equity. The FSB’s proposal also provides guidance for regulatory authorities to determine additional TLAC requirements, specific to individual financial institutions. Accordingly, similar to the Federal Reserve Board’s U.S. GSIB proposal, the Federal Reserve Board could propose TLAC requirements for Citi that are higher or more stringent than its international peers or even its U.S. peers.
To the extent Citi does not meet any final minimum TLAC requirement, it would need to re-position its funding profile, including potentially issuing additional TLAC-eligible instruments and/or replacing existing non-TLAC eligible funding with TLAC-eligible funding. This could increase Citi’s costs of funds, alter its current funding and liquidity planning and management and/or negatively impact its revenues and results of operations. In addition, the requirement to pre-position TLAC-eligible instruments with material subsidiaries could result in significant funding inefficiencies, increase Citi’s overall liquidity requirements by reducing the fungibility of its funding sources and require certain of Citi’s subsidiaries to replace lower cost funding with other higher cost funding. Furthermore, Citi could be at a competitive disadvantage versus financial institutions that are not subject to such minimum requirements, such as non-regulated financial intermediaries, smaller financial institutions and entities in jurisdictions with less onerous or no such requirements.

The Impact to Citi’s Derivatives Businesses, Results of Operations and Competitive Position Resulting from the Ongoing Implementation of Derivatives Regulation in the U.S. and Globally Continues to Be Difficult to Predict.
The ongoing implementation of derivatives regulations in the U.S. as well as in non-U.S. jurisdictions has impacted, and will likely continue to substantially impact, the derivatives markets. However, given the additional rulemaking expected to occur as well as the ongoing interpretive issues across jurisdictions, it is not yet possible to determine what the ultimate impact to Citi’s global derivatives businesses, results of operations and competitive position will be.
For example, under the CFTC’s rules relating to the registration of swap execution facilities (SEF), certain non-U.S. trading platforms that do not want to register with the CFTC as a SEF are prohibiting firms with U.S. contacts, such as Citi, from trading on their non-U.S. platforms. In addition, pursuant to the CFTC’s mandatory clearing requirements for the overseas branches of Citibank, N.A., certain of Citi’s non-U.S. clients have ceased to clear their swaps with Citi given the mandatory requirement. More broadly, under the CFTC’s cross-border guidance, overseas clients who transact their derivatives business with overseas branches of U.S. banks, including Citi, could be subject to additional U.S. registration and derivatives requirements, and these clients continue to look for alternatives to dealing with overseas branches of U.S. banks as a result. All of these and similar changes have resulted in some bifurcated activity in the swaps marketplace, between U.S.-person and non-U.S.-person markets, which could disproportionately impact Citi given its global footprint.
In addition, in September 2014, U.S. regulators re-proposed rules relating to margin requirements for uncleared swaps. As re-proposed, the rules would require Citibank, N.A. to both collect and post margin to counterparties, as well as collect and post margin to its affiliates, in connection with any uncleared swap, with the initial margin required to be held by unaffiliated third-party custodians. As a result, any new margin requirements could significantly increase the cost to Citibank, N.A. and its counterparties of conducting uncleared swaps. In addition, the requirements would also apply to the non-U.S. branches of Citibank, N.A. and certain non-U.S. affiliates, which could result in further competitive disadvantages for Citi if it is required to collect margin on uncleared swaps in non-U.S. jurisdictions prior to competitors in those jurisdictions being required to do so, if required to do so at all.
Further, the EU continues to finalize various aspects of its European Market Infrastructure Regulation (EMIR), and the EU and CFTC have yet to render any “equivalency” determinations (i.e., regulatory acknowledgment of the equivalency of derivatives regimes), which has compounded the bifurcation of the swaps market, as noted above. Regulators in Asia also continue to finalize their derivatives reforms which, to date, have taken a different approach as compared to the EU or the U.S. Because most of these non-U.S. reforms are not yet finalized, it is uncertain to what extent the non-U.S. reforms will impose different, additional or even inconsistent requirements on Citi’s derivatives activities.
While the implementation and effectiveness of individual derivatives reforms may not in every case be significant, the cumulative impact of these reforms continues to be uncertain and could be material to Citi’s results of operations and the competitive position of its derivatives businesses.
In addition, numerous aspects of the new derivatives regime require extensive compliance systems and processes to be maintained, including electronic recordkeeping, real-time public transaction reporting and external business conduct requirements (e.g., required swap counterparty disclosures). This compliance risk increases to the extent the final non-U.S. reforms are different from or inconsistent with the final U.S. reforms. Citi’s failure to effectively maintain such systems, across jurisdictions, could subject it to increased compliance costs and regulatory and reputational risks, particularly given the heightened regulatory environment in which Citi operates globally.

The Continued Implementation of the Volcker Rule and Similar Reform Efforts Subject Citi to Regulatory and Compliance Risks and Costs.
Although the rules implementing the restrictions under the Volcker Rule were finalized in December 2013, and the conformance period was generally extended to July 2015, the final rules require Citi to develop an extensive compliance regime for the “permitted” activities under the Volcker Rule, including documentation of historical trading activities with clients, individual testing and training, regulatory reporting, recordkeeping and similar requirements as well as an annual CEO certification with respect to the processes Citi has in place to ensure compliance with the final rules. Moreover, despite the passage of time since the adoption of the final rules, there continues to be uncertainty regarding the interpretation of certain provisions of the final rules, including with respect to the covered funds provisions and the permitted activities under the rules. As a result, Citi is required to make certain assumptions as to the degree to which its activities are permitted to continue. If Citi’s implementation of the required compliance regime is not consistent with regulatory expectations or requirements, or if Citi’s assumptions in implementation of the final rules are not accurate, Citi could be subject to increased regulatory and compliance risks and costs as well as potential reputational harm.

Proposals for structural reform of banking entities, including restrictions on proprietary trading, also continue to be introduced in various non-U.S. jurisdictions, thus leading to overlapping or potentially conflicting regimes. For example, in the EU, the Bank Structural Reform draft directive (formerly known as the “Liikanen” or “Barnier” Proposal) would prohibit proprietary trading by in-scope credit institutions and banking groups, such as certain of Citi’s EU branches, and potentially result in the mandatory separation of certain trading activities into a trading entity legally, economically and operationally separate from the legal entity holding the banking activities of a firm.
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

Recently Adopted and Future Regulations Applicable to Securitizations Could Impose Additional Costs and May Discourage Citi from Performing Certain Roles in Securitizations.
Citi endeavors to play a variety of roles in asset securitization transactions, including acting as underwriter, issuer, sponsor, depositor, trustee and counterparty. During the latter part of 2014, numerous regulatory changes relating to securitizations were finalized, including risk retention requirements for securitizers of certain assets and extensive changes to the SEC’s Regulation AB, including changes to the registration, disclosure and reporting requirements for asset-backed securities and other structured finance products.
Because certain of these rules were recently adopted, the multi-agency implementation has just begun and extensive interpretive issues remain. As a result, the cumulative impact of these changes, as well as additional regulations yet to be finalized, both on Citi’s participation in these transactions as well as on the securitization markets generally, is uncertain. It is likely that many aspects of the new rules will increase the costs of securitization transactions. It is also possible that these changes may hinder the recovery of previously active securitization markets or decrease the attractiveness of Citi’s executing or participating in certain securitization transactions, including securitization transactions which Citi previously executed or in which it participated, such as private-label mortgage securitizations. This could in turn reduce the income Citi earns from these transactions or hinder Citi’s ability to use such transactions to hedge risks, reduce exposures or reduce assets with adverse risk-weighting within its businesses.

CREDIT AND MARKET RISKS

Macroeconomic Challenges in the U.S. and Globally, Including in the Emerging Markets, Could Have a Negative Impact on Citi’s Businesses and Results of Operations.
Citi has experienced, and could experience in the future, negative impacts to its businesses and results of operations, such as elevated credit costs and/or decreased revenues in its Markets and securities services businesses, as a result of macroeconomic challenges, uncertainties and volatility. While the U.S. economy continues to improve, it remains susceptible to global events and volatility. Moreover, U.S. fiscal and monetary actions, or expected actions, can also impact not only the U.S. but global markets and economies as well as Citi’s businesses and results of operations. For example, the Federal Reserve Board may begin to increase short-term interest rates during 2015. Speculation about the timing of such a change has previously resulted in significant volatility in the U.S. and global markets. While Citi expects certain positive impacts as a result, such as an increase in net interest revenue (for additional information, see “Managing Global Risk—Market Risk—Price Risk” below), the ultimate impact to Citi’s businesses and results of operations will depend on the timing, amount and market and consumer or other reactions to any such increases.
In addition, concerns remain regarding various U.S. government fiscal challenges and events that could occur as a result, such as a potential U.S. government shutdown or default. In recent years, these issues, including potential or actual ratings downgrades of U.S. debt obligations, have adversely affected U.S. and global financial markets, economic conditions and Citi’s businesses, results of operations and financial condition, and they could do so again in the future.
Outside of the U.S., the global economic recovery remains uneven and uncertain. The economic and fiscal situations of several European countries remain fragile, and geopolitical tensions throughout the region, including in Russia, have added to the uncertainties. Fiscal and monetary actions, or expected actions, throughout the region have further impacted the global financial markets as well as Citi’s businesses and results of operations. While concerns relating to sovereign defaults or a partial or complete break-up of the European Monetary Union (EMU), including potential accompanying redenomination risks and uncertainties, seemed to have abated during 2014, such concerns have resurfaced with the election of a new government in Greece in January 2015 (for Citi’s third-party assets and liabilities in Greece as of December 31, 2014, see “Managing Global Risk—Country and Cross-Border Risk” below).
Slower growth in certain emerging markets, such as China, has also occurred, whether due to global macroeconomic conditions or geopolitical tensions, governmental or regulatory policies or economic conditions within the particular region or country (for additional information on risks specific to the emerging markets, see the risk factor below). Given Citi’s strategy and focus on the emerging markets, actual or perceived uncertainty regarding future economic growth in the emerging markets has impacted and could continue to negatively impact Citi’s businesses and results of operations, and Citi could be disproportionately impacted as compared to its competitors. Further, if a particular country’s economic situation were to deteriorate below a certain level, U.S. regulators can and have imposed mandatory loan loss and other reserve requirements on Citi, which could negatively impact its cost of credit and earnings, perhaps significantly (see, e.g., “Managing Global Risk—Country and Cross-Border Risk—Argentina” below).

Citi’s Extensive Global Network Subjects It to Various International and Emerging Markets Risks as well as Increased Compliance and Regulatory Risks and Costs.
During 2014, international revenues accounted for approximately 58%, and emerging markets revenues accounted for approximately 40%, of Citi’s total revenues (for additional information on how Citi defines the emerging markets as well as its exposures in certain of these markets, see “Managing Global Risk—Country and Cross-Border Risk” below).
Citi’s extensive global network subjects it to a number of risks associated with international and emerging markets. These risks can include sovereign volatility, political events, foreign exchange controls, limitations on foreign investment, sociopolitical instability, fraud, nationalization or loss of licenses, sanctions, potential criminal charges, closure of branches or subsidiaries and confiscation of assets. For example, Citi operates in several countries that have strict foreign exchange controls, such as Argentina and Venezuela, that limit its ability to convert local currency into U.S. dollars and/or transfer funds outside the country. During 2014, Citi discovered certain frauds involving its Mexico subsidiary, Banamex. There have also been instances of political turmoil and other instability in certain countries in which Citi operates, such as in Russia, Ukraine and the Middle East, which have required management time and attention (e.g., monitoring the impact of sanctions on Russian entities, business sectors, individuals or otherwise on Citi’s businesses and results of operations).
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

Citi’s Results of Operations Could Be Negatively Impacted as Its Revolving Home Equity Lines of Credit Continue to “Reset.”
As of December 31, 2014, Citi’s home equity loan portfolio of approximately $28.1 billion included approximately $16.7 billion of home equity lines of credit that were still within their revolving period and had not commenced amortization, or “reset” (Revolving HELOCs). Of these Revolving HELOCs, approximately 78% will commence amortization during the period of 2015–2017 (for additional information, see “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending” below).
Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers are required to pay both interest, usually at a variable rate, and principal that typically amortizes over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans. Increases in interest rates could further increase these payments, given the variable nature of the interest rates on these loans post-reset.
Based on the limited number of Citi’s Revolving HELOCs that have reset as of December 31, 2014, Citi has experienced a higher 30+ days past due delinquency rate on its amortizing home equity loans as compared to its total outstanding home equity loan portfolio (amortizing and non-amortizing). Moreover, a portion of the resets that have occurred to date occurred during a period of declining interest rates, which Citi believes likely reduced the overall payment shock to borrowers. While Citi continues to monitor this reset risk closely and review and take additional actions to offset potential reset risk, increasing interest rates, stricter lending criteria and high borrower loan-to-value positions could limit Citi’s ability to reduce or mitigate this reset risk going forward. Accordingly, as these loans continue to reset, Citi could experience higher delinquency rates and increased loan loss reserves and net credit losses in future periods, which could be significant and would negatively impact its results of operations.

Concentrations of Risk Can Increase the Potential for Citi to Incur Significant Losses.
Concentrations of risk, particularly credit and market risk, can increase Citi’s risk of significant losses. As of December 31, 2014, Citi’s most significant concentration of credit risk was with the U.S. government and its agencies, which primarily results from trading assets and investments issued by the U.S. government and its agencies (for additional information, see Note 24 to the Consolidated Financial Statements). Citi also routinely executes a high volume of securities, trading, derivative and foreign exchange transactions with counterparties in the financial services industry, including banks, other financial institutions, insurance companies, investment banks and government and central banks. To the extent regulatory or market developments lead to increased centralization of trading activity through particular clearing houses, central agents or exchanges, this could also increase Citi’s concentration of risk in this industry. Concentrations of risk can limit, and have limited, the effectiveness of Citi’s hedging strategies and have caused Citi to incur significant losses, and they may do so again in the future.

LIQUIDITY RISKS

Citi’s Liquidity Planning, Management and Funding Could Be Negatively Impacted by the Heightened Regulatory Focus on and Continued Changes to Liquidity Standards and Requirements.
In September 2014, the U.S. banking agencies adopted final rules with respect to the U.S. Basel III Liquidity Coverage Ratio (LCR) (for additional information on the final LCR requirements, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below). Implementation of the final LCR requirements requires Citi to maintain extensive compliance procedures and systems, including systems to calculate Citi’s LCR daily once the rules are fully implemented. Moreover, Citi’s liquidity planning, stress testing and management remains subject to heightened regulatory scrutiny and review, including pursuant to the Federal Reserve Board’s Comprehensive Liquidity Analysis and Review (CLAR) as well as regulators’ enhanced prudential standards authority. If Citi’s interpretation or implementation of the LCR requirements, or its overall liquidity planning and management, is not consistent with regulatory expectations or requirements, Citi’s funding and liquidity could be negatively impacted and it could incur increased compliance risks and costs.
In addition, in October 2014, the Basel Committee adopted final rules relating to the Net Stable Funding Ratio (NSFR), and the U.S. banking agencies are expected to propose U.S. NSFR rules during 2015 (for additional information on the Basel Committee’s final NSFR rules, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below). Several aspects of the Basel Committee’s final NSFR rules will likely require further analysis and clarification, including with respect to the calculation of derivative assets and liabilities and netting of these assets. The final rules also leave discretion to national supervisors (i.e., the U.S. banking agencies) in several areas. Accordingly, like other areas of regulatory reform, it remains uncertain whether the U.S. NSFR rules might be more restrictive than the Basel Committee’s final NSFR. It also remains uncertain whether other entities or subsidiaries within Citi’s structure will be required to comply with the NSFR requirements, as well as the parameters of any such requirements.
Until these parameters are known, it is not possible to determine the potential impact to Citi’s, or its subsidiaries’, liquidity planning, management or funding. Moreover, to the extent other jurisdictions propose or adopt quantitative liquidity requirements that differ from any of the Basel Committee’s or the U.S. liquidity requirements, Citi could be at a competitive disadvantage because of its global footprint or could be required to meet different minimum liquidity standards in some or all of the jurisdictions in which it operates.

For a discussion of the potential negative impacts to Citi’s liquidity planning, management and funding resulting from the U.S. GSIB capital surcharge proposal and the FSB’s TLAC proposal, see “Regulatory Risks” above.

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
In addition, Citi’s cost and ability to obtain deposits, secured funding and long-term unsecured funding are directly related to its credit spreads. Changes in credit spreads constantly occur and are market driven, including both external market factors and factors specific to Citi, and can be highly volatile. Citi’s credit spreads may also be influenced by movements in the costs to purchasers of credit default swaps referenced to Citi’s long-term debt, which are also impacted by these external and Citi-specific factors. Moreover, Citi’s ability to obtain funding may be impaired if other market participants are seeking to access the markets at the same time, or if market appetite is reduced, as is likely to occur in a liquidity or other market crisis. In addition, clearing organizations, regulators, clients and financial institutions with which Citi interacts may exercise the right to require additional collateral based on these market perceptions or market conditions, which could further impair Citi’s access to and cost of funding.
As a holding company, Citi relies on dividends, distributions and other payments from its subsidiaries to fund dividends as well as to satisfy its debt and other obligations. Several of Citi’s U.S. and non-U.S. subsidiaries are or may be subject to capital adequacy or other regulatory or contractual restrictions on their ability to provide such payments, including any local regulatory stress test requirements or the proposed TLAC requirements (see “Regulatory Risks” above). Limitations on the payments that Citi receives from its subsidiaries could also impact its liquidity.

The Credit Rating Agencies Continuously Review the Credit Ratings of Citi and Certain of Its Subsidiaries, and Ratings Downgrades Could Have a Negative Impact on Citi’s Funding and Liquidity Due to Reduced Funding Capacity and Increased Funding Costs, Including Derivatives Triggers That Could Require Cash Obligations or Collateral Requirements.
The credit rating agencies, such as Fitch, Moody’s and S&P, continuously evaluate Citi and certain of its subsidiaries, and their ratings of Citi and its more significant subsidiaries’ long-term/senior debt and short-term/commercial paper, as applicable, are based on a number of factors, including standalone financial strength, as well as factors not entirely within the control of Citi and its subsidiaries, such as the agencies’ proprietary rating agency methodologies and assumptions, the rating agencies’ “government support uplift” assumptions, and conditions affecting the financial services industry and markets generally.
Citi and its subsidiaries may not be able to maintain their current respective ratings. Ratings downgrades could negatively impact Citi’s ability to access the capital markets and other sources of funds as well as the costs of those funds, and its ability to maintain certain deposits. A ratings downgrade could also have a negative impact on Citi’s funding and liquidity due to reduced funding capacity, including derivative triggers, which could take the form of cash obligations and collateral requirements. In addition, a ratings downgrade could also have a negative impact on other funding sources, such as secured financing and other margined transactions for which there are no explicit triggers, as well as on contractual provisions, which contain minimum ratings thresholds in order for Citi to hold third-party funds.
Moreover, credit ratings downgrades can have impacts, which may not be currently known to Citi or which are not possible to quantify. For example, some entities may have ratings limitations as to their permissible counterparties, of which Citi may or may not be aware. In addition, certain of Citi’s corporate customers and trading counterparties, among other clients, could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi in response to ratings downgrades. Changes in customer and counterparty behavior could impact not only Citi’s funding and liquidity but also the results of operations of certain Citi businesses. For additional information on the potential impact of a reduction in Citi’s or Citibank, N.A.’s credit ratings, see “Managing Global Risk—Market Risk—Funding and Liquidity—Credit Ratings” below.

LEGAL RISKS

Citi Is Subject to Extensive Legal and Regulatory Proceedings, Investigations and Inquiries That Could Result in Significant Penalties and Other Impacts on Citi, Its Businesses and Results of Operations.
At any given time, Citi is defending a significant number of legal and regulatory proceedings and is subject to numerous governmental and regulatory examinations, investigations and other inquiries. The frequency with which such proceedings, investigations and inquiries are initiated, and the severity of the remedies sought (and in several cases obtained), have increased substantially over the last few years, and the global judicial, regulatory and political environment generally remains hostile to large financial institutions such as Citi.
Continued heightened scrutiny of the financial services industry by regulators and other enforcement authorities has led to questioning of industry practices and additional expectations regarding Citi’s management and oversight of third parties doing business with Citi (e.g., vendors). In addition, U.S. and non-U.S. regulators are increasingly focused on “conduct risk,” a term that is used to describe the risks associated with misconduct by employees and agents that could harm consumers, investors, or the markets, such as failures to safeguard consumers’ and investors’ personal information and improperly creating, selling and marketing products and services, among other forms of misconduct. The increased scrutiny and expectations of financial institutions, including Citi, and the questioning of the overall “culture” of Citi and the financial services industry generally as well as the effectiveness of Citi’s control functions, has and could continue to lead to more regulatory or other enforcement proceedings. While Citi takes numerous steps to prevent and detect misconduct by employees and agents, misconduct may not always be deterred or prevented.
In addition, the complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of Citi’s operations and the continued aggressiveness of the regulatory environment worldwide, also means that a single event may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions.
For example, Citi is subject to extensive legal and regulatory inquiries, actions and investigations, including by the Antitrust Division and the Criminal Division of the U.S. Department of Justice, relating to Citi’s contribution to, or trading in products linked to, rates or benchmarks. These rates and benchmarks may relate to foreign exchange rates (such as the WM/Reuters fix), interest rates (such as the London Inter-Bank Offered Rate (LIBOR) or ISDAFIX), or other prices. Like other banks with operations in the U.S., Citi is also subject to continuing oversight by bank regulators, and inquiries and investigations by other governmental and regulatory authorities, with respect to its anti-money laundering program.
The severity of the remedies sought in these and the other legal and regulatory proceedings to which Citi is subject has increased substantially in recent years. U.S. and certain international governmental entities have emphasized a willingness to bring criminal actions against, or seek criminal convictions from, financial institutions, and criminal prosecutors in the U.S. have increasingly sought and obtained criminal guilty pleas or deferred prosecution agreements against corporate entities and other criminal sanctions from those institutions. Such actions can have significant collateral consequences for a subject financial institution, including loss of customers and business, and the inability to offer certain products or services and/or operate certain businesses. In addition, in recent years Citi has entered into consent orders and paid substantial fines and penalties, or provided monetary and other relief, in connection with the resolution of its extensive legal and regulatory matters. Citi may be required to accept or be subject to similar types of criminal or other remedies, fines, penalties and other requirements in the future, any of which could materially and negatively affect Citi’s businesses, business practices, financial condition or results of operations, require material changes in Citi’s operations, or cause Citi reputational harm. Resolution of these matters also results in significant time, expense and diversion of management’s attention.
Further, many large claims asserted against Citi are highly complex and slow to develop, and may involve novel or untested legal theories. The outcome of such proceedings is difficult to predict or estimate until late in the proceedings, which may last several years. Although Citi establishes accruals for its legal and regulatory matters according to accounting requirements, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued. In addition, certain settlements are subject to court approval and may not be approved.
For additional information relating to Citi’s legal and regulatory proceedings, see Note 28 to the Consolidated Financial Statements.

BUSINESS AND OPERATIONAL RISKS

Citi’s Ability to Return Capital to Shareholders Substantially Depends on the CCAR Process and the Results of Regulatory Stress Tests.
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
In March 2014, the Federal Reserve Board announced that it objected to the capital plan submitted by Citi as part of the 2014 CCAR process, meaning Citi was not able to increase its return of capital to shareholders as it had requested. Citi must address the Federal Reserve Board’s concerns, expectations and requirements regarding Citi’s capital planning process in order to return additional capital to shareholders under the 2015 CCAR process. Restrictions on Citi’s ability to return capital to shareholders as a result of the 2014 CCAR process negatively impacted market and investor perceptions of Citi, and continued restrictions could do so in the future.
Citi’s ability to accurately predict or explain to stakeholders the outcome of the CCAR process, and thus address any such market or investor perceptions, is complicated by the Federal Reserve Board’s evolving criteria employed in its overall aggregate assessment of Citi. The Federal Reserve Board’s assessment of Citi is conducted not only by using the Board’s proprietary stress test models, but also a number of qualitative factors, including a detailed assessment of Citi’s “capital adequacy process,” as defined by the Federal Reserve Board. These qualitative factors were cited by the Federal Reserve Board in its objection to Citi’s 2014 capital plan, and the Board has stated that it expects leading capital adequacy practices will continue to evolve and will likely be determined by the Board each year as a result of its cross-firm review of capital plan submissions.
Similarly, the Federal Reserve Board has indicated that, as part of its stated goal to continually evolve its annual stress testing requirements, several parameters of the annual stress testing process may be altered from time to time, including the severity of the stress test scenario, Federal Reserve Board modeling of Citi’s balance sheet and the addition of components deemed important by the Federal Reserve Board (e.g., a counterparty failure). In addition, as part of the Federal Reserve Board’s U.S. GSIB proposal, the Federal Reserve Board indicated that it may consider, at some point in the future, that some or all of Citi’s GSIB surcharge be integrated into its post-stress test minimum capital requirements. These parameter and other alterations could further increase the level of capital Citi must meet as part of the stress tests, thus potentially impacting levels of capital returns to shareholders.
Further, because it is not clear how the Federal Reserve Board’s proprietary stress test models and qualitative assessment may differ from the modeling techniques and capital planning practices employed by Citi, it is likely that Citi’s stress test results (using its own models, estimation methodologies and processes) may not be consistent with those disclosed by the Federal Reserve Board, thus potentially leading to additional confusion and impacts to Citi’s perception in the market.

Citi’s Ability to Achieve Its 2015 Efficiency and Return on Assets Targets Will Depend in Part on the Successful Achievement of Its Execution Priorities.
In March 2013, Citi established 2015 financial targets for Citicorp’s operating efficiency ratio and Citigroup’s return on assets. Citi’s ability to achieve these targets will depend in part on the successful achievement of its execution priorities, including efficient resource allocation, which includes disciplined expense management; a continued focus on the wind-down of Citi Holdings and maintaining Citi Holdings at or above “break even”; and utilization of its DTAs (see below). Citi’s ability to achieve its targets will also depend on factors which it cannot control, such as ongoing regulatory changes, continued higher regulatory and compliance costs and macroeconomic conditions, among others. While Citi continues to take actions to achieve its execution priorities, there is no guarantee that Citi will be successful.
Citi continues to pursue its disciplined expense-management strategy, including re-engineering, restructuring operations and improving efficiency. However, there is no guarantee that Citi will be able to reduce its level of expenses as a result of announced repositioning actions, efficiency initiatives or otherwise, and investments Citi has made in its businesses, or may make in the future, may not be as productive or effective as Citi expects or at all. Citi’s expenses also depend, in part, on factors not entirely within its control. For example, during 2014, Citi incurred significant legal and related costs in order to resolve various of its extensive legal and regulatory proceedings and inquiries. In order to achieve its 2015 financial targets, Citi will need to significantly reduce its legal and related costs, as well as repositioning expenses, from 2014 levels.
In addition, while Citi has made significant progress in winding-down Citi Holdings over the last several years, maintaining Citi Holdings at or above “break even” in 2015 will be important to achieving its return on assets target. As discussed under “Global Consumer Banking” and “Institutional Clients Group” above, beginning in the first quarter of 2015, Citi will be reporting certain of its non-core consumer and institutional businesses as part of Citi Holdings. While Citi expects to maintain Citi Holdings at or above “break even” in 2015 even with the inclusion of these businesses, it may not be able to do so due to factors it cannot control, as described above. In addition, as described under “Citi Holdings” above, the remaining assets in Citi Holdings as of December 31, 2014 consisted of North America consumer mortgages as well as larger remaining businesses, including Citi’s legacy CitiFinancial business, and, beginning in the first quarter of 2015, the non-core consumer and institutional businesses referenced above. While Citi’s strategy continues to be to reduce the assets in Citi Holdings as quickly as practicable in an economically rational manner, and it expects to substantially complete the exit of the consumer businesses moved to Citi Holdings in the first quarter by the end of 2015, sales of the remaining larger businesses in Citi Holdings will also depend on factors outside of Citi’s control, such as market appetite and buyer funding, and the remaining mortgage assets will largely continue to be subject to ongoing run-off and opportunistic sales. As a result, Citi Holdings’ remaining assets could have a negative impact on Citi’s overall results of operations or financial condition.

Citi’s Ability to Utilize Its DTAs, and Thus Reduce the Negative Impact of the DTAs on Citi’s Regulatory Capital, Will Be Driven by Its Ability to Generate U.S. Taxable Income.
At December 31, 2014, Citi’s net DTAs were $49.5 billion, of which approximately $34.3 billion was excluded from Citi’s Common Equity Tier 1 Capital, on a fully implemented basis, under the final U.S. Basel III rules (for additional information, see “Capital Resources—Components of Capital under Basel III (Advanced Approaches with Full Implementation)” above). In addition, of the net DTAs as of year-end 2014, approximately $17.6 billion related to foreign tax credit carry-forwards (FTCs). The carry-forward utilization period for FTCs is 10 years and represents the most time-sensitive component of Citi’s DTAs. Of the FTCs at year-end 2014, approximately $1.9 billion expire in 2017, $5.2 billion expire in 2018 and the remaining $10.5 billion expire over the period of 2019–2023. Citi must utilize any FTCs generated in the then-current year prior to utilizing any carry-forward FTCs.
The accounting treatment for realization of DTAs, including FTCs, is complex and requires significant judgment and estimates regarding future taxable earnings in the jurisdictions in which the DTAs arise and available tax planning strategies. Citi’s ability to utilize its DTAs, including the FTC components, and thus use the capital supporting the DTAs for more productive purposes, will be dependent upon Citi’s ability to generate U.S. taxable income in the relevant tax carry-forward periods. Failure to realize any portion of the DTAs would also have a corresponding negative impact on Citi’s net income.
In addition, with regard to FTCs, utilization will be influenced by actions to optimize U.S. taxable earnings for the purpose of consuming the FTC carry-forward component of the DTAs prior to expiration.  These FTC actions, however, may serve to increase the DTAs for other less time sensitive components.  Moreover, tax return limitations on FTCs and general business credits that cause Citi to incur current tax expense, notwithstanding its tax carry-forward position, could impact the rate of overall DTA utilization.
DTA utilization will also continue to be driven by movements in Citi’s Accumulated other comprehensive income, which can be impacted by changes in interest rates and foreign exchange rates.
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
Congress and the Obama Administration have discussed decreasing the U.S. corporate tax rate. Similar discussions have taken place in certain local, state and foreign jurisdictions, including in New York City and Japan. While Citi may benefit in some respects from any decrease in corporate tax rates, a reduction in the U.S., state or foreign corporate tax rates could result in a decrease, perhaps significant, in the value of Citi’s DTAs, which would result in a reduction to Citi’s net income during the period in which the change is enacted. There have also been recent discussions of more sweeping changes to the U.S. tax system. It is uncertain whether or when any such tax reform proposals will be enacted into law, and whether or how they will affect Citi’s DTAs.

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

Citi’s Operational Systems and Networks Have Been, and Will Continue to Be, Subject to an Increasing Risk of Continually Evolving Cybersecurity or Other Technological Risks Which Could Result in the Disclosure of Confidential Client or Customer Information, Damage to Citi’s Reputation, Additional Costs to Citi, Regulatory Penalties and Financial Losses.
A significant portion of Citi’s operations relies heavily on the secure processing, storage and transmission of confidential and other information as well as the monitoring of a large number of complex transactions on a minute-by-minute basis.

For example, through its Global Consumer Banking, credit card and securities services businesses, Citi obtains and stores an extensive amount of personal and client-specific information for its retail, corporate and governmental customers and clients and must accurately record and reflect their extensive account transactions. With the evolving proliferation of new technologies and the increasing use of the Internet and mobile devices to conduct financial transactions, large, global financial institutions such as Citi have been, and will continue to be, subject to an increasing risk of cyber incidents from these activities.
Citi’s computer systems, software and networks are subject to ongoing cyber incidents such as unauthorized access; loss or destruction of data (including confidential client information); account takeovers; unavailability of service; computer viruses or other malicious code; cyber attacks; and other events. These threats may arise from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Additional challenges are posed by external parties, including extremist parties and certain foreign state actors that engage in cyber activities as a means to promote political ends. As further evidence of the increasing and potentially significant impact of cyber incidents, during 2014, certain U.S. financial institutions reported cyber incidents affecting their computer systems that resulted in the data of millions of customers being compromised. In addition, several U.S. retailers and other multinational companies reported cyber incidents that compromised customer data.
While these incidents did not impact, or did not have a material impact, on Citi, Citi has been subject to other intentional cyber incidents from external sources over the last several years, including (i) denial of service attacks, which attempted to interrupt service to clients and customers; (ii) data breaches, which aimed to obtain unauthorized access to customer account data; and (iii) malicious software attacks on client systems, which attempted to allow unauthorized entrance to Citi’s systems under the guise of a client and the extraction of client data. While Citi’s monitoring and protection services were able to detect and respond to the incidents targeting its systems before they became significant, they still resulted in limited losses in some instances as well as increases in expenditures to monitor against the threat of similar future cyber incidents. There can be no assurance that such cyber incidents will not occur again, and they could occur more frequently and on a more significant scale.
Although Citi devotes significant resources to implement, maintain, monitor and regularly upgrade its systems and networks with measures such as intrusion detection and prevention and firewalls to safeguard critical business applications, there is no guarantee that these measures or any other measures can provide absolute security. In addition, because the methods used to cause cyber attacks change frequently or, in some cases, are not recognized until launched, Citi may be unable to implement effective preventive measures or proactively address these methods.
If Citi were to be subject to a cyber incident, it could result in the disclosure of confidential client information, damage to Citi’s reputation with its clients and the market,

customer dissatisfaction, additional costs to Citi (such as repairing systems, replacing customer payment cards or adding new personnel or protection technologies), regulatory penalties, exposure to litigation and other financial losses to both Citi and its clients and customers. Such events could also cause interruptions or malfunctions in the operations of Citi (such as the lack of availability of Citi’s online banking system or mobile banking platform), as well as the operations of its clients, customers or other third parties. Given Citi’s global footprint and the high volume of transactions processed by Citi, certain errors or actions may be repeated or compounded before they are discovered and rectified, which would further increase these costs and consequences.
Third parties with which Citi does business may also be sources of cybersecurity or other technological risks. Citi outsources certain functions, such as processing customer credit card transactions, uploading content on customer-facing websites, and developing software for new products and services. These relationships allow for the storage and processing of customer information by third-party hosting of or access to Citi websites, which could result in service disruptions or website defacements, and the potential to introduce vulnerable code, resulting in security breaches impacting Citi customers. While Citi engages in certain actions to reduce the exposure resulting from outsourcing, such as performing onsite security control assessments, limiting third-party access to the least privileged level necessary to perform job functions and restricting third-party processing to systems stored within Citi’s data centers, ongoing threats may result in unauthorized access, loss or destruction of data or other cyber incidents with increased costs and consequences to Citi such as those discussed above. Furthermore, because financial institutions are becoming increasingly interconnected with central agents, exchanges and clearing houses, including as a result of the derivatives reforms over the last few years, Citi has increased exposure to operational failure or cyber attacks through third parties.
While Citi maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

Citi Maintains Co-Branding and Private Label Relationships with Various Retailers and Merchants Within Its U.S. Credit Card Businesses in NA GCB, and the Failure to Maintain These Relationships Could Have a Significant Negative Impact on the Results of Operations or Financial Condition of Those Businesses.
Through its U.S. Citi-branded cards and Citi retail services credit card businesses within North America Global Consumer Banking (NA GCB), Citi maintains numerous co-branding and private label relationships with third-party retailers and merchants in the ordinary course of business pursuant to which Citi issues credit cards to customers of the retailers or merchants. Citi’s co-branding and private label agreements provide for shared economics between the parties and generally have a fixed term. Competition among card issuers such as Citi for these relationships is significant and these agreements may not be extended or renewed by the parties. These agreements could also be terminated due to, among other factors, a breach by Citi of its responsibilities under the applicable agreement, a breach by the retailer or merchant under the agreement, or external factors, including bankruptcies, liquidations, restructurings or consolidations and other similar events that may occur. While various mitigating factors could be available in the event of the loss of one or more of these relationships, such as replacing the retailer or merchant or by Citi offering new card products, the results of operations or financial condition of Citi-branded cards or Citi retail services, as applicable, or NA GCB could be negatively impacted, and the impact could be significant.

Citi May Incur Significant Losses If Its Risk Management Models, Processes or Strategies Are Ineffective.
Citi employs a broad and diversified set of risk management and mitigation processes and strategies, including the use of various risk models, in analyzing and monitoring the various risks Citi assumes in conducting its activities, such as credit, market and operational risks (for additional information regarding these areas of risk as well as risk management at Citi, see “Managing Global Risk” below). For example, Citi uses models as part of its various stress testing initiatives across the firm. Management of these risks is made even more challenging within a global financial institution such as Citi, particularly given the complex, diverse and rapidly changing financial markets and conditions in which Citi operates.
These models, processes and strategies are inherently limited because they involve techniques, including the use of historical data in some circumstances, and judgments that cannot anticipate every economic and financial outcome in the markets in which Citi operates nor can they anticipate the specifics and timing of such outcomes. Citi could incur significant losses if its risk management models, processes or strategies are ineffective in properly anticipating or managing these risks.

Citi’s Performance and the Performance of Its Individual Businesses Could Be Negatively Impacted If Citi Is Not Able to Hire and Retain Qualified Employees for Any Reason.
Citi’s performance and the performance of its individual businesses is largely dependent on the talents and efforts of highly skilled employees. Specifically, Citi’s continued ability to compete in its businesses, to manage its businesses effectively and to continue to execute its overall global strategy depends on its ability to attract new employees and to retain and motivate its existing employees. Citi’s ability to attract and retain employees depends on numerous factors, including its culture, compensation, the management and leadership of the company as well as its individual businesses, Citi’s presence in the particular market or region at issue and the professional opportunities it offers.
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

Incorrect Assumptions or Estimates in Citi’s Financial Statements Could Cause Significant Unexpected Losses in the Future, and Changes to Financial Accounting and Reporting Standards or Interpretations Could Have a Material Impact on How Citi Records and Reports Its Financial Condition and Results of Operations.
Citi is required to use certain assumptions and estimates in preparing its financial statements under U.S. GAAP, including determining credit loss reserves, reserves related to litigation and regulatory exposures, valuation of DTAs and the fair values of certain assets and liabilities, among other items. If Citi’s assumptions or estimates underlying its financial statements are incorrect or differ from actual future events, Citi could experience unexpected losses, some of which could be significant.
Moreover, the Financial Accounting Standards Board (FASB) is currently reviewing, or has proposed or issued, changes to several financial accounting and reporting standards that govern key aspects of Citi’s financial statements or interpretations thereof, including those areas where Citi is required to make assumptions or estimates. For example, the FASB has proposed a new accounting model intended to require earlier recognition of credit losses on financial instruments. The proposed accounting model would require that lifetime “expected credit losses” on financial assets not recorded at fair value through net income, such as loans and held-to-maturity securities, be recorded at inception of the financial asset, replacing the multiple existing impairment models under U.S. GAAP which generally require that a loss be “incurred” before it is recognized. For additional information on this and other proposed changes, see Note 1 to the Consolidated Financial Statements.
Changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or other regulators, could present operational challenges and could require Citi to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. In addition, the FASB is seeking to converge U.S. GAAP with International Financial Reporting Standards (IFRS) to the extent IFRS provides an improvement to accounting standards. Any transition to IFRS could further have a material impact on how Citi records and reports its financial results. For additional information on the key areas for which assumptions and estimates are used in preparing Citi’s financial statements, see “Significant Accounting Policies and Significant Estimates” below and Note 28 to the Consolidated Financial Statements.

Managing Global Risk Table of Contents

(1)
For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the Federal Reserve Board, on Citi’s Investor Relations website.

MANAGING GLOBAL RISK

Overview
Citigroup believes that effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. Specifically, the activities that Citi engages in—and the risks those activities generate—must be consistent with Citi’s underlying commitment to the principles of “responsible finance” and in line with Citi's risk appetite. For Citi, responsible finance means conduct that is transparent, prudent and dependable, and that delivers better outcomes for Citi’s clients and society. Citi's risk appetite framework includes principle-based qualitative boundaries to guide behavior and quantitative boundaries within which the firm will operate, including capital strength and earnings power.
Citi selectively takes risks in support of its underlying customer-centric business strategy, while striving to ensure it operates within the principles of responsible finance. Reaching the goal of becoming an indisputably strong and stable institution goes beyond financial performance; ethics is an area where Citi has zero tolerance for breaches. Citi evaluates and rewards employees with specific consideration to their risk behaviors, including transparency, communication and escalation of concerns.
Citi’s risks are generally categorized into credit risk, market risk, operational risk and country and cross-border risk. Compliance risk can be found in all of these risk types.
Citi’s risk programs are based on three lines of defense: (i) business management, (ii) independent control functions and (iii) Internal Audit.

•
Business Management. Each of Citi’s businesses, including in-business risk personnel, own and manage the risks, including compliance risks, inherent in or arising from the business, and are responsible for having controls in place to mitigate key risks, performing manager assessments of internal controls, and promoting a culture of compliance and control.

•
Independent Control Functions. Citi’s independent control functions, including Compliance, Finance, Legal and Risk, set standards according to which Citi and its businesses are expected to manage and oversee risks, including compliance with applicable laws, regulatory requirements, policies and standards of ethical conduct. In addition, among other things, the independent control functions provide advice and training to Citi’s businesses and establish tools, methodologies, processes and oversight of controls used by the businesses to foster a culture of compliance and control and to satisfy those standards.

•
Internal Audit. Citi’s Internal Audit function independently reviews activities of the first two lines of defense discussed above based on a risk-based audit plan and methodology approved by the Citigroup Board of Directors.

Citi’s Risk Management Organization
Citi’s Risk function is an independent control function within Franchise Risk and Strategy. Citi’s Chief Risk Officer, with oversight from the Risk Management Committee of the Citigroup Board of Directors, as well as the full Board of Directors, is responsible for:

•	establishing core standards for the management, measurement and reporting of risk arising from business risk taking activities and the macroeconomic and market environments;

•	identifying, assessing, communicating and monitoring risks on a company-wide basis;

•	engaging with senior management on a frequent basis on material matters with respect to risk-taking activities in the businesses and related risk management processes; and

•	ensuring that the Risk function has adequate independence, authority, expertise, staffing, technology and resources.

As set forth in the chart below, Citi’s independent risk management organization is structured to facilitate the management of risk across three dimensions: businesses, regions and critical products.
Each of Citi’s major businesses has a Business Chief Risk Officer who is the focal point for risk decisions, such as setting risk limits or approving transactions in the business. The majority of staff in Citi’s risk management organization report to these Business Chief Risk Officers. There are also Chief Risk Officers for Citibank, N.A. and the Citi Holdings segment.
Regional Chief Risk Officers, for each of Asia, EMEA and Mexico and Latin America, are accountable for the risks in or affecting their geographic areas, including the legal entities in their region, and are the primary risk contacts for the regional business heads and local regulators.
Citi also has Product Chief Risk Officers for those risk areas of critical importance to Citi, currently fundamental credit, market and real estate risk, treasury, model validation and systemic risks. Product Chief Risk Officers are accountable for the risks within their specialties across businesses and regions. Product Chief Risk Officers also serve as a resource to Citi’s Chief Risk Officer, as well as to the Business and Regional Chief Risk Officers, to better enable the Business and Regional Chief Risk Officers to focus on day-to-day management of risks and responsiveness to the business. The Head of the Risk Governance Group ensures the ongoing development, enhancement and implementation of a proactive, prudent, and effective risk management framework and organization.
Each of the Business, Regional, Legal Entity and Product Chief Risk Officers reports to Citi’s Chief Risk Officer, who has a direct reporting line to the Risk Management Committee of the Citigroup Board of Directors and a dual reporting line to both Citi’s Chief Executive Officer and the Head of Franchise Risk and Strategy.

Risk Management Organization

Global Commercial
Global Consumer
Institutional Clients Group
Private Bank
Business Chief Risk Officers
Fundamental Credit Risk
Market and Real Estate Risk, Treasury, Model Valuation & Systemic Risk
Product Chief Risk Officers
Chief Risk Officer
Regions/ Legal Entities/ Segment
Asia
EMEA
Mexico & Latin America
Citi Holdings Segment
Citibank, N.A. & Japan
Global Risk Management
Risk Governance Group & Chief Risk Officer Global Functions

Policies and Processes
Citi has established robust processes to oversee the creation, ownership and ongoing management of Citi’s risk policy. Specifically, Citi’s Chief Risk Officer and the risk management executive committee (as described below), in some cases through established committees:

•	establish core policies to articulate rules and behaviors for activities where capital is at risk; and

•	establish policy standards, procedures, guidelines, risk limits and limit adherence processes covering new and current risk exposures across Citi that are aligned with Citi’s risk appetite.

Citi’s risk management processes include (i) key risk committees, (ii) risk aggregation and stress testing and (iii) risk capital.

Key Risk Committees. Citi has established risk committees across the Company that broadly cover either overall governance, or new or complex product governance:

•
Risk Management Executive Committee: Citi’s Chief Risk Officer chairs this committee. Members include all direct reports of Citi’s Chief Risk Officer, as well as certain reports of the Head of Franchise Risk and Strategy. The committee reviews key risk issues across businesses, products and regions.

•
Citibank, N.A. Risk Committee: Citibank, N.A.’s Chief Risk Officer chairs this committee. Members include the Citibank, N.A Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Compliance Officer, Chief Lending Officer and General Counsel. The committee reviews the risk appetite framework, thresholds and usage against the established thresholds for Citibank, N.A. The committee also reviews reports designed to monitor market, credit, operational and other risk types within the bank.

•
Business and Regional Consumer Risk Committees: These committees exist in all regions, with broad engagement from the businesses, risk and other control functions. These committees include the Global Consumer Banking Risk Committee, which is chaired by the GCB Chief Executive Officer with the GCB Chief Risk Officer as the vice chair. The committee monitors key performance trends, significant regulatory and control events and management actions.

•
ICG Risk Management Committee: This committee reviews ICG’s risk profile, discusses pertinent risk issues in trading, global transaction services, structuring and lending businesses and reviews strategic risk decisions for consistency with Citi’s risk appetite. Members include Citi’s Chief Risk Officer and Head of Franchise Risk and Strategy, as well as the Global Head of Markets and the ICG Chief Executive Officer and Chief Risk Officer.

•
Business Risk, Compliance and Control Committees: These committees, which exist at both sector and function levels, serve as a forum for senior management to review key internal control, legal, compliance, regulatory and other risk and control issues.

•
Business Practices Committee: This Citi-wide governance committee reviews practices involving potentially significant reputational or franchise issues. Each business also has its own business practices committee. These committees review whether Citi’s business practices have been designed and implemented in a way that meets the highest standards of professionalism, integrity and ethical behavior.

•
Risk Policy Coordination Group: This group ensures a consistent approach to risk policy architecture and risk management requirements across Citi. Members include independent risk representatives from each business, region and Citibank, N.A.

Citi has established the following committees to ensure that product risks are identified, evaluated and determined to be appropriate for Citi and its customers, including the existence of necessary approvals, controls and accountabilities:

•
New Product Approval Committee: This committee is designed to ensure that significant risks, including reputation and franchise risks, in a new ICG product or service or complex transaction, are identified and evaluated, determined to be appropriate, properly recorded for risk aggregation purposes, effectively controlled, and have accountabilities in place. Functions that participate in this committee’s reviews include Legal, Bank Regulatory, Risk, Compliance, Accounting Policy, Product Control, and the Basel Interpretive Committee. Citibank, N.A. management participates in reviews of proposals contemplating the use of bank chain entities.

•
Consumer Product Approval Committee (CPAC): This committee, which includes senior, multidisciplinary members, approves new products, services, channels or geographies for GCB. Each region has a regional CPAC, and a global CPAC addresses initiatives with high anti-money-laundering (AML) risk or cross-border elements. Members include senior Risk, Legal, Compliance, Bank Regulatory, Operations and Technology and Operational Risk executives, supported by other specialists, including fair lending. A member of Citibank, N.A. senior management also participates in the CPAC process.

•
Investment Products Risk Committee: This committee oversees two product approval committees that facilitate analysis and discussion of new retail investment products and services created and/or distributed by Citi.

-
Manufacturing Product Approval Committee: This committee has responsibility for reviewing new or modified products or transactions created by Citi that are distributed to individual investors as well as third-party retail distributors.

-
Distribution Product Approval Committee: This committee approves new investment products and services, including those created by third parties as part of Citi’s “open architecture” distribution model, before they are offered to individual investors via Citi distribution businesses (e.g., private bank, consumer, etc.). This committee also sets requirements for the periodic review of existing products and services.

•
Commercial Bank Product Approval Committee: This committee is designed to ensure that significant risks in a new or complex product, service, business line manufactured or provided by the Consumer and Commercial Bank (CCB) or by third parties for distribution to CCB clients, or certain modifications to existing products, services or business lines, undergo an appropriate and consistent level of review for CCB and its customers and are properly recorded and controlled.

Citi also has other committees that play critical risk management roles, such as Citi’s Asset and Liability Committee (ALCO) and the Operational Risk Council. For example, Citi’s ALCO sets the strategy of the liquidity portfolio and monitors its performance, including approving significant changes to portfolio asset allocations.

Risk Aggregation and Stress Testing
While Citi’s major risk areas are discussed individually on the following pages, these risks are also reviewed and managed in conjunction with one another and across Citi’s various businesses via its risk aggregation and stress testing processes. Moreover, Citi has established a formal policy governing its global systemic stress testing.
As noted above, independent risk management monitors and controls major risk exposures and concentrations across the organization. This requires the aggregation of risks, within and across businesses, as well as subjecting those risks to various stress scenarios in order to assess the potential economic impact they may have on Citi.
Stress tests are in place across Citi’s entire portfolio (i.e., trading, available-for-sale and accrual portfolios). These company-wide stress reports measure the potential impact to Citi and its component businesses of changes in various types of key risk factors (e.g., interest rates, credit spreads, etc.). The reports also measure the potential impact of a number of historical and hypothetical forward-looking systemic stress scenarios, as developed internally by independent risk management. These company-wide stress tests are produced on a monthly basis, and results are reviewed by Citi’s senior management and Board of Directors.

Supplementing the stress testing described above, independent risk management, with assistance from its businesses and Finance function, provides periodic updates to Citi’s senior management and Board of Directors on significant potential areas of concern across Citi that can arise from risk concentrations, financial market participants and other systemic issues. These areas of focus are intended to be forward-looking assessments of the potential economic impacts to Citi that may arise from these exposures.
The stress-testing and focus-position exercises described above supplement the standard limit-setting and risk-capital exercises described below, as these processes incorporate events in the marketplace and within Citi that impact the firm’s outlook on the form, magnitude, correlation and timing of identified risks that may arise. In addition to enhancing awareness and understanding of potential exposures, the results of these processes then serve as the starting point for developing risk management and mitigation strategies.
In addition to Citi’s ongoing, internal stress testing described above, Citi is also required to perform stress testing on a periodic basis for a number of regulatory exercises, including the Federal Reserve Board’s Comprehensive Capital Analysis and Review (CCAR) and the OCC’s Dodd-Frank Act Stress Testing (DFAST). These regulatory exercises typically prescribe certain defined scenarios under which stress testing should be conducted, and they also provide defined forms for the output of the results. For additional information, see “Risk Factors-Business and Operational Risks” above.

Risk Capital
Citi calculates and allocates risk capital across the Company in order to consistently measure risk taking across business activities and to assess risk-reward relationships. Risk capital is defined as the amount of capital required to absorb potential unexpected economic losses resulting from extremely severe events over a one-year time period.

•
“Economic losses” include losses that are reflected on Citi’s Consolidated Statements of Income and fair value adjustments to the Consolidated Financial Statements, as well as any further declines in value not captured on the Consolidated Statements of Income.

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

Citi’s Compliance Organization
Compliance is an independent control function within Franchise Risk and Strategy that is designed to protect Citi not only by managing adherence to applicable laws, regulations and other standards of conduct, but also by promoting business behavior and activity that is consistent with global standards for responsible finance.
While principal responsibility for compliance rests with business managers and their teams, all employees of Citi are responsible for protecting the franchise by (i) engaging in responsible finance; (ii) understanding and adhering to the compliance requirements that apply to their day-to-day activities, including Citi’s Code of Conduct and other Citi policies, standards and procedures; and (iii) seeking advice from the Compliance function with questions regarding compliance requirements and promptly reporting violations of laws, rules, regulations, Citi policies or relevant ethical standards. Citi’s compliance risk management starts with Citi’s Board of Directors and senior management, who set the tone from the top by promoting a strong culture of ethics, compliance and control.
Citi’s compliance program is based on the three lines of defense, as described above.

Compliance Risk Appetite Framework
Guided by the principle of responsible finance, Citi seeks to eliminate, minimize, or mitigate compliance risk. Compliance risk is the risk arising from violations of, or non-conformance with, local, national, or cross-border laws, rules, or regulations, Citi’s own internal policies and procedures, or relevant ethical standards.
Citi manages its compliance risk appetite through a three-pillar approach:

•
Setting risk appetite: Citi establishes its compliance risk appetite by setting limits on the types of business in which Citi will engage, the products and services Citi will offer, the types of customers which Citi will service, the counterparties with which Citi will deal, and the locations where Citi will do business. These limits are guided by adherence to the highest ethical standards.

•
Adhering to risk appetite: Citi manages adherence to its compliance risk appetite through the execution of its compliance program, which includes customer onboarding processes, product development processes, transaction monitoring processes, conduct risk program, ethics program, and new products, services, and complex transactions approval processes.

•
Evaluating the effectiveness of risk appetite controls: The business and compliance evaluate the effectiveness of controls governing compliance risk appetite through the Manager’s Control Assessment (MCA) processes; compliance testing; compliance monitoring processes; compliance risk assessments; compliance metrics related to key operating risks, key risk indicators and control effectiveness indicators; and the Internal Audit function.

The elements supporting these three pillars are discussed in greater detail below.
Citi’s Compliance Function
Compliance aims to execute Citi’s compliance risk appetite framework-and thus eliminate, minimize, or manage compliance risk-through Citi’s compliance program. To achieve this mission, the Compliance function seeks to:

•
Understand the regulatory environment, requirements and expectations to which Citi’s activities are subject. Compliance coordinates with Legal and other independent control functions, as appropriate, to identify, communicate and document key regulatory requirements.

•
Assess the compliance risks of business activities and the state of mitigating controls, including the risks and controls in legal entities in which activity is conducted. To facilitate the identification and assessment of compliance risk, Compliance works with the businesses and other independent control functions to review significant compliance and regulatory issues and the results of testing, monitoring, and internal and external exams and audits.

•
In conjunction with Citi’s Board of Directors and senior management, define Citi’s appetite for prudent compliance and regulatory risk consistent with its culture for compliance, control and responsible finance.

As noted above, Citi has developed a compliance risk appetite framework designed to eliminate, minimize or mitigate compliance risk.

•
Develop controls and execute programs reasonably designed to limit conduct to that consistent with Citi’s compliance and regulatory risk appetite and promptly detect and mitigate behavior that violates those limits. Compliance has business-specific compliance functions (e.g., Global Consumer Banking and Institutional Clients Group), regional programs, and thematic groups and programs (e.g., the AML Program and the Conduct, Governance, and Emerging Risk Management group) that aim to mitigate Citi’s exposure to conduct that is inconsistent with its compliance risk appetite.

•
Detect, report on, escalate and remediate key compliance and franchise risks and control issues; test controls for design and operating effectiveness, promptly address issues, and track remediation efforts.

Compliance designs and implements policies, standards, procedures, guidelines, surveillance reports and other solutions for use by the business and compliance to promptly detect, address and remediate issues, test controls for design and operating effectiveness, and track remediation efforts.

•
Engage with the Board, business management, operating committees and Citi’s regulators to foster effective global governance. Compliance provides regular reports on emerging risks and other issues and their implications for Citi, as well as compliance program performance, to the Citigroup and Citibank, N.A. Boards of Directors, including the Audit and Ethics and Culture Committees, as well as other committees of the Boards.

Compliance also engages with business management on an ongoing basis through various mechanisms, including governance committees, and it supports and advises the businesses and other global functions in managing regulatory relationships.

•
Advise and train Citi personnel across businesses, functions, regions and legal entities in how to comply with laws, regulations and other standards of conduct. Compliance helps promote a strong culture of compliance and control by increasing awareness and capability across Citi on key compliance issues through training and communication programs. A fundamental element of Citi’s culture is the requirement that Citi conducts itself in accordance with the highest standards of ethical behavior. Compliance plays a key role in developing company-wide initiatives designed to further embed ethics in Citi’s culture. These initiatives include training for more than 40,000 senior employees that fosters ethical decision-making and underscores the importance of escalating issues. The initiatives also include a video series featuring senior leaders discussing difficult ethical decisions, regular communications on ethics and culture, and the development of enhanced tools to support ethical decision-making. Compliance partners with the businesses and other functions to develop and implement these and other ethics and culture initiatives.

•	Enhance the Compliance Program.
Compliance fulfills its obligation to enhance the compliance program in part by using its annual compliance risk assessment results to shape annual and multi-year program enhancements.

Organization Structure and Staff Independence
Citi’s Chief Compliance Officer manages the Compliance function. The Chief Compliance Officer or a designee is responsible for reporting significant compliance matters to Citi’s senior management, the Boards of Directors, their designated committees, and other relevant forums.
Citi’s Chief Compliance Officer reports to the Head of Franchise Risk and Strategy, who reports directly to Citi’s Chief Executive Officer. All compliance officers report directly to Citi’s Chief Compliance Officer through one of the above mentioned direct reports. This structure provides the required independence of Compliance from the revenue-producing lines of business.

CREDIT RISK

Credit risk is the potential for financial loss resulting from the failure of a borrower or counterparty to honor its financial or contractual obligations. Credit risk arises in many of Citigroup’s business activities, including:

•	wholesale and retail lending;

•	capital markets derivative transactions;

•	structured finance; and

•	repurchase and reverse repurchase transactions.

Credit risk also arises from settlement and clearing activities, when Citi transfers an asset in advance of receiving its counter-value or advances funds to settle a transaction on behalf of a client. Concentration risk, within credit risk, is the risk associated with having credit exposure concentrated within a specific client, industry, region or other category.

Credit Risk Management
Credit risk is one of the most significant risks Citi faces as an institution. As a result, Citi has a well established framework in place for managing credit risk across all businesses. This includes a defined risk appetite, credit limits and credit policies, both at the business level as well as at the company-wide level. Citi’s credit risk management also includes processes and policies with respect to problem recognition, including “watch lists,” portfolio review, updated risk ratings and classification triggers.
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

Credit Risk Measurement and Stress Testing
Credit exposures are generally reported in notional terms for accrual loans, reflecting the value at which the loans as well as loan and other off-balance sheet commitments are carried on the Consolidated Balance Sheet. Credit exposure arising from capital markets activities is generally expressed as the current mark-to-market, net of margin, reflecting the net value owed to Citi by a given counterparty.
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

Loans Outstanding

	December 31,
In millions of dollars	2014	2013	2012	2011	2010
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$96,533	$108,453	$125,946	$139,177	$151,469
Installment, revolving credit, and other	14,450	13,398	14,070	15,616	28,291
Cards	112,982	115,651	111,403	117,908	122,384
Commercial and industrial	5,895	6,592	5,344	4,766	5,021
Lease financing	—	—	—	1	2
	$229,860	$244,094	$256,763	$277,468	$307,167
In offices outside the U.S.
Mortgage and real estate(1)	$54,462	$55,511	$54,709	$52,052	$52,175
Installment, revolving credit, and other	31,128	33,182	33,958	32,673	36,132
Cards	32,032	36,740	40,653	38,926	40,948
Commercial and industrial	22,561	24,107	22,225	21,915	18,028
Lease financing	609	769	781	711	665
	$140,792	$150,309	$152,326	$146,277	$147,948
Total Consumer loans	$370,652	$394,403	$409,089	$423,745	$455,115
Unearned income	(682)	(572)	(418)	(405)	69
Consumer loans, net of unearned income	$369,970	$393,831	$408,671	$423,340	$455,184
Corporate loans
In U.S. offices
Commercial and industrial	$35,055	$32,704	$26,985	$20,830	$13,669
Loans to financial institutions	36,272	25,102	18,159	15,113	8,995
Mortgage and real estate(1)	32,537	29,425	24,705	21,516	19,770
Installment, revolving credit, and other	29,207	34,434	32,446	33,182	34,046
Lease financing	1,758	1,647	1,410	1,270	1,413
	$134,829	$123,312	$103,705	$91,911	$77,893
In offices outside the U.S.
Commercial and industrial	$79,239	$82,663	$82,939	$79,764	$72,166
Loans to financial institutions	33,269	38,372	37,739	29,794	22,620
Mortgage and real estate(1)	6,031	6,274	6,485	6,885	5,899
Installment, revolving credit, and other	19,259	18,714	14,958	14,114	11,829
Lease financing	356	527	605	568	531
Governments and official institutions	2,236	2,341	1,159	1,576	3,644
	$140,390	$148,891	$143,885	$132,701	$116,689
Total Corporate loans	$275,219	$272,203	$247,590	$224,612	$194,582
Unearned income	(554)	(562)	(797)	(710)	(972)
Corporate loans, net of unearned income	$274,665	$271,641	$246,793	$223,902	$193,610
Total loans—net of unearned income	$644,635	$665,472	$655,464	$647,242	$648,794
Allowance for loan losses—on drawn exposures	(15,994)	(19,648)	(25,455)	(30,115)	(40,655)
Total loans—net of unearned income and allowance for credit losses	$628,641	$645,824	$630,009	$617,127	$608,139
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	2.50%	2.97%	3.92%	4.69%	6.31%
Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	3.68%	4.34%	5.57%	6.45%	7.81%
Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	0.89%	0.97%	1.14%	1.31%	2.75%

(1)	Loans secured primarily by real estate.

(2)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

In millions of dollars	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$19,648	$25,455	$30,115	$40,655	$36,033
Provision for loan losses
Consumer	$6,693	$7,603	$10,371	$12,075	$24,886
Corporate	135	1	87	(739)	75
	$6,828	$7,604	$10,458	$11,336	$24,961
Gross credit losses
Consumer
In U.S. offices (1)(2)	$6,780	$8,402	$12,226	$15,767	$24,183
In offices outside the U.S.	3,901	3,998	4,139	4,932	6,548
Corporate
Commercial and industrial, and other
In U.S. offices	66	125	154	392	1,222
In offices outside the U.S.	283	144	305	649	571
Loans to financial institutions
In U.S. offices	2	2	33	215	275
In offices outside the U.S.	13	7	68	391	111
Mortgage and real estate
In U.S offices	8	62	59	182	953
In offices outside the U.S.	55	29	21	171	286
	$11,108	$12,769	$17,005	$22,699	$34,149
Credit recoveries (3)
Consumer
In U.S. offices	$1,122	$1,073	$1,302	$1,467	$1,323
In offices outside the U.S.	874	1,065	1,055	1,159	1,209
Corporate
Commercial & industrial, and other
In U.S offices	64	62	243	175	591
In offices outside the U.S.	63	52	95	93	115
Loans to financial institutions
In U.S. offices	1	1	—	—	—
In offices outside the U.S.	11	20	43	89	132
Mortgage and real estate
In U.S offices	—	31	17	27	130
In offices outside the U.S.	—	2	19	2	26
	$2,135	$2,306	$2,774	$3,012	$3,526
Net credit losses
In U.S. offices (1)(2)	$5,669	$7,424	$10,910	$14,887	$24,589
In offices outside the U.S.	3,304	3,039	3,321	4,800	6,034
Total	$8,973	$10,463	$14,231	$19,687	$30,623
Other - net (4)(5)(6)(7)(8)(9)	$(1,509)	$(2,948)	$(887)	$(2,189)	$10,284
Allowance for loan losses at end of period	$15,994	$19,648	$25,455	$30,115	$40,655
Allowance for loan losses as a % of total loans(10)	2.50%	2.97%	3.92%	4.69%	6.31%
Allowance for unfunded lending commitments(11)	$1,063	$1,229	$1,119	$1,136	$1,066
Total allowance for loan losses and unfunded lending commitments	$17,057	$20,877	$26,574	$31,251	$41,721
Net Consumer credit losses (1)(2)	$8,685	$10,262	$14,008	$18,073	$28,199
As a percentage of average Consumer loans	2.28%	2.63%	3.43%	4.15%	5.72%
Net Corporate credit losses	$288	$201	$223	$1,614	$2,424
As a percentage of average Corporate loans	0.10%	0.08%	0.09%	0.79%	1.27%

Allowance for loan losses at end of period(12)
Citicorp	$11,465	$13,174	$14,623	$16,699	$22,366
Citi Holdings	4,529	6,474	10,832	13,416	18,289
Total Citigroup	$15,994	$19,648	$25,455	$30,115	$40,655
Allowance by type
Consumer	$13,605	$17,064	$22,679	$27,236	$35,406
Corporate	2,389	2,584	2,776	2,879	5,249
Total Citigroup	$15,994	$19,648	$25,455	$30,115	$40,655

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

(3)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(4)
Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, foreign currency translation, purchase accounting adjustments, etc.

(5)
2014 includes reductions of approximately $1.1 billion related to the sale or transfer to held-for-sale (HFS) of various loan portfolios, which includes approximately $411 million related to the transfer of various real estate loan portfolios to HFS, approximately $204 million related to the transfer to HFS of a business in Greece, approximately $177 million related to the transfer to HFS of a business in Spain, approximately $29 million related to the transfer to HFS of a business in Honduras and approximately $108 million related to the transfer to HFS of various EMEA loan portfolios. Additionally, 2014 includes a reduction of approximately $463 million related to foreign currency translation.

(6)
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

(7)	2012 includes reductions of approximately $875 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(8)
2011 includes reductions of approximately $1.6 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios, approximately $240 million related to the sale of the Egg Banking PLC credit card business, approximately $72 million related to the transfer of the Citi Belgium business to held-for-sale and approximately $290 million related to FX translation.

(9)
2010 primarily includes an addition of $13.4 billion related to the impact of consolidating entities in connection with Citi’s adoption of SFAS 166/167, reductions of approximately $2.7 billion related to the sale or transfer to held-for-sale of various U.S. loan portfolios and approximately $290 million related to the transfer of a U.K. first mortgage portfolio to held-for-sale.

(10)
December 31, 2014, December 31, 2013, December 31, 2012, December 31, 2011 and December 31, 2010 exclude $5.9 billion, $5.0 billion, $5.3 billion, $5.3 billion and $4.4 billion, respectively, of loans which are carried at fair value.

(11)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

(12)
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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios as of December 31, 2014 and December 31, 2013:

	December 31, 2014
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$4.9	$114.0	4.3%
North America mortgages(3)(4)	3.7	95.9	3.9
North America other	1.2	21.6	5.6
International cards	1.9	31.5	6.0
International other(5)	1.9	106.9	1.8
Total Consumer	$13.6	$369.9	3.7%
Total Corporate	2.4	274.7	0.9
Total Citigroup	$16.0	$644.6	2.5%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $4.9 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

(3)
Of the $3.7 billion, approximately $3.5 billion was allocated to North America mortgages in Citi Holdings. The $3.7 billion of loan loss reserves represented approximately 53 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

(4)
Of the $3.7 billion in loan loss reserves, approximately $1.2 billion and $2.5 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $95.9 billion in loans, approximately $80.4 billion and $15.2 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 16 to the Consolidated Financial Statements.

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

•
Mortgage loans in regulated bank entities discharged through Chapter 7 bankruptcy, other than Federal Housing Administration (FHA) insured loans, are classified as non-accrual. Non-bank mortgage loans discharged through Chapter 7 bankruptcy are classified as non-accrual at 90 days or more past due. In addition, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage loan is 90 days or more past due.

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

Non-Accrual Loans

	December 31,
In millions of dollars	2014	2013	2012	2011	2010
Citicorp	$3,062	$3,791	$4,096	$4,018	$4,909
Citi Holdings	4,045	5,212	7,434	7,050	14,498
Total non-accrual loans	$7,107	$9,003	$11,530	$11,068	$19,407
Corporate non-accrual loans(1)
North America	$321	$736	$735	$1,246	$2,112
EMEA	267	766	1,131	1,293	5,337
Latin America	416	127	128	362	701
Asia	179	279	339	335	470
Total Corporate non-accrual loans	$1,183	$1,908	$2,333	$3,236	$8,620
Citicorp	$1,126	$1,580	$1,909	$2,217	$3,091
Citi Holdings	57	328	424	1,019	5,529
Total Corporate non-accrual loans	$1,183	$1,908	$2,333	$3,236	$8,620
Consumer non-accrual loans(1)
North America	$4,412	$5,238	$7,149	$5,888	$8,540
EMEA	32	138	380	387	652
Latin America	1,188	1,426	1,285	1,107	1,019
Asia	292	293	383	450	576
Total Consumer non-accrual loans	$5,924	$7,095	$9,197	$7,832	$10,787
Citicorp	$1,936	$2,211	$2,187	$1,801	$1,818
Citi Holdings	3,988	4,884	7,010	6,031	8,969
Total Consumer non-accrual loans	$5,924	$7,095	$9,197	$7,832	$10,787

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $421 million at December 31, 2014, $703 million at December 31, 2013, $537 million at December 31, 2012, $511 million at December 31, 2011, and $469 million at December 31, 2010.

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

	December 31,
In millions of dollars	2014	2013	2012	2011	2010
OREO(1)
Citicorp	$96	$79	$49	$86	$840
Citi Holdings	164	338	391	480	863
Total OREO	$260	$417	$440	$566	$1,703
North America	$195	$305	$299	$441	$1,440
EMEA	8	59	99	73	161
Latin America	47	47	40	51	47
Asia	10	6	2	1	55
Total OREO	$260	$417	$440	$566	$1,703
Other repossessed assets	$—	$—	$1	$1	$28
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$1,183	$1,908	$2,333	$3,236	$8,620
Consumer non-accrual loans	5,924	7,095	9,197	7,832	10,787
Non-accrual loans (NAL)	$7,107	$9,003	$11,530	$11,068	$19,407
OREO	$260	$417	$440	$566	$1,703
Other repossessed assets	—	—	1	1	28
Non-accrual assets (NAA)	$7,367	$9,420	$11,971	$11,635	$21,138
NAL as a percentage of total loans	1.10%	1.35%	1.76%	1.71%	2.99%
NAA as a percentage of total assets	0.40	0.50	0.64	0.62	1.10
Allowance for loan losses as a percentage of NAL(2)	225	218	221	272	209

Non-accrual assets—Total Citicorp	2014	2013	2012	2011	2010
Non-accrual loans (NAL)	$3,062	$3,791	$4,096	$4,018	$4,909
OREO	96	79	49	86	840
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$3,158	$3,870	$4,145	$4,104	$5,749
NAA as a percentage of total assets	0.18%	0.22%	0.24%	0.25%	0.36%
Allowance for loan losses as a percentage of NAL(2)	374	348	357	416	456
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$4,045	$5,212	$7,434	$7,050	$14,498
OREO	164	338	391	480	863
Other repossessed assets	N/A	N/A	N/A	N/A	N/A
Non-accrual assets (NAA)	$4,209	$5,550	$7,825	$7,530	$15,361
NAA as a percentage of total assets	4.29%	4.74%	5.02%	3.35%	4.91%
Allowance for loan losses as a percentage of NAL(2)	112	124	146	190	126

(1)
2014 reflects a decrease of $130 million related to the adoption of ASU 2014-14, which requires certain government guaranteed mortgage loans to be recognized as separate other receivables upon foreclosure. Prior periods have not been restated. For additional information, see Note 1 of the Consolidated Financial Statements.

(2)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

N/A Not available at the Citicorp or Citi Holdings level.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Dec. 31, 2014	Dec. 31, 2013
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$12	$36
Mortgage and real estate(3)	106	143
Loans to financial institutions	—	14
Other	316	364
	$434	$557
In offices outside the U.S.
Commercial and industrial(2)	$105	$161
Mortgage and real estate(3)	1	18
Other	39	58
	$145	$237
Total Corporate renegotiated loans	$579	$794
Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate (8)	$15,514	$18,922
Cards	1,751	2,510
Installment and other	580	626
	$17,845	$22,058
In offices outside the U.S.
Mortgage and real estate	$695	$641
Cards	656	830
Installment and other	586	834
	$1,937	$2,305
Total Consumer renegotiated loans	$19,782	$24,363

(1)
Includes $135 million and $312 million of non-accrual loans included in the non-accrual assets table above at December 31, 2014 and December 31, 2013, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at December 31, 2014, Citi also modified $15 million and $34 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside and outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at December 31, 2014, Citi also modified $22 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)	Includes $3,132 million and $3,637 million of non-accrual loans included in the non-accrual assets table above at December 31, 2014 and 2013, respectively. The remaining loans are accruing interest.

(5)	Includes $124 million and $29 million of commercial real estate loans at December 31, 2014 and 2013, respectively.

(6)	Includes $184 million and $295 million of other commercial loans at December 31, 2014 and 2013, respectively.

(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

(8)	Reduction in 2014 includes $2,901 million related to TDRs sold or transferred to held-for-sale.

Forgone Interest Revenue on Loans (1)

In millions of dollars	In U.S. offices	In non- U.S. offices	2014 total
Interest revenue that would have been accrued at original contractual rates (2)	$1,708	$715	$2,423
Amount recognized as interest revenue (2)	996	261	1,257
Forgone interest revenue	$712	$454	$1,166

(1)	Relates to Corporate non-accrual loans, renegotiated loans and Consumer loans on which accrual of interest has been suspended.

(2)	Interest revenue in offices outside the U.S. may reflect prevailing local interest rates, including the effects of inflation and monetary correction in certain countries.

North America Consumer Mortgage Lending

Overview
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At December 31, 2014, Citi’s North America consumer mortgage portfolio was $95.9 billion (compared to $107.5 billion at December 31, 2013), of which the residential first mortgage portfolio was $67.8 billion (compared to $75.9 billion at December 31, 2013), and the home equity loan portfolio was $28.1 billion (compared to $31.6 billion at December 31, 2013). At December 31, 2014, $34.4 billion of first mortgages was recorded in Citi Holdings, with the remaining $33.4 billion recorded in Citicorp. At December 31, 2014, $24.8 billion of home equity loans was recorded in Citi Holdings, with the remaining $3.3 billion recorded in Citicorp.
Citi’s residential first mortgage portfolio included $5.2 billion of loans with FHA insurance or Department of Veterans Affairs (VA) guarantees at December 31, 2014, compared to $7.7 billion at December 31, 2013. The decline during the year was primarily attributed to approximately $2.3 billion of mortgage loans with FHA insurance sold and transferred to held-for-sale, including $0.9 billion during the fourth quarter of 2014. Citi’s FHA/VA portfolio consists of loans to low-to-moderate-income borrowers with lower FICO (Fair Isaac Corporation) scores and generally higher loan-to-value ratios (LTVs). Credit losses on FHA loans are borne by the sponsoring governmental agency, provided that the insurance terms have not been rescinded as a result of an origination defect. With respect to VA loans, the VA establishes a loan-level loss cap, beyond which Citi is liable for loss. While FHA and VA loans have high delinquency rates, given the insurance and guarantees, respectively, Citi has experienced negligible credit losses on these loans.

In addition, Citi’s residential first mortgage portfolio included $0.8 billion of loans with origination LTVs above 80% that have insurance through mortgage insurance companies at December 31, 2014, compared to $1.1 billion at December 31, 2013. At December 31, 2014, the residential first mortgage portfolio also had $0.6 billion of loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities (GSEs) for which Citi has limited exposure to credit losses, compared to $0.8 billion at December 31, 2013. At December 31, 2014, Citi’s home equity loan portfolio also included $0.2 billion of loans subject to LTSCs with GSEs, compared to $0.3 billion at December 31, 2013, for which Citi also has limited exposure to credit losses. These guarantees and commitments may be rescinded in the event of loan origination defects. Citi’s allowance for loan loss calculations takes into consideration the impact of the guarantees and commitments described above.
As of December 31, 2014, Citi’s North America residential first mortgage portfolio contained approximately $3.8 billion of adjustable rate mortgages that are currently required to make a payment consisting of only accrued interest for the payment period, or an interest-only payment, compared to $5.0 billion at December 31, 2013. This decline resulted primarily from repayments, conversions to amortizing loans and loans sold/transferred to held-for-sale. Residential first mortgages with this payment feature are primarily to high-credit-quality borrowers who have on average significantly higher origination and refreshed FICO scores than other loans in the residential first mortgage portfolio, and have exhibited significantly lower 30+ delinquency rates as compared with residential first mortgages without this payment feature. As such, Citi does not believe the residential mortgage loans with this payment feature represent substantially higher risk in the portfolio.
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

North America Residential First Mortgage - EOP Loans In billions of dollars

North America Residential First Mortgage - Net Credit Losses In millions of dollars

Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp
$218
5
117
95
$193
3
95
95
$156
7
90
59
$139
2
83
54
$122
5
91
26
4Q'13(1)(2)
1Q'14
2Q'14(3)
3Q'14
4Q'14

	4Q'13	1Q'14	2Q'14	3Q'14	4Q'14
Total NCL	1.1%	1.0%	0.8%	0.8%	0.7%
Citi Holdings CMI	1.0%	1.1%	0.7%	0.7%	0.4%
Citi Holdings CFNA	5.0%	4.4%	4.2%	4.0%	4.6% (4)
Citi Holdings Total	1.9%	1.8%	1.4%	1.4%	1.3%
Citicorp	0.1%	0.0%	0.1%	0.02%	0.05%

S&P/Case Shiller Home Price Index (5)					
	13.4%	12.4%	8.0%	4.8%	4.5% (6)

Note: CMI refers to loans originated by CitiMortgage. CFNA refers to loans originated by CitiFinancial. Totals may not sum due to rounding.

(1)	4Q’13 includes $6 million of charge-offs related to Citi’s fulfillment of its obligations under the national mortgage and independent foreclosure review settlements.

(2)
4Q’13 excludes approximately $84 million of net credit losses consisting of (i) approximately $69 million of charge-offs related to a change in the charge-off policy for mortgages originated in CitiFinancial to more closely align to policies used in the CitiMortgage business, and (ii) approximately $15 million of charge-offs related to a change in the estimate of net credit losses related to collateral dependent loans to borrowers who have gone through Chapter 7 bankruptcy.

(3)	2Q’14 excludes a recovery of approximately $58 million in CitiMortgage.

(4)	Increase in 4Q’14 CitiFinancial residential first mortgage loss driven by portfolio seasoning and loss mitigation activities.

(5)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(6)	Year-over-year change as of October 2014.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars
Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

Credit performance (net credit losses and delinquencies) of the residential first mortgage portfolio continued to improve during 2014, although the home price index (HPI), which varies from market to market (as indicated in the table below), moderated throughout 2014 compared to the prior year. The decline in net credit losses during 2014 was driven by continued improvement in credit, HPI, the economic environment and continued management actions, primarily asset sales and loans transferred to held-for-sale and, to a lesser extent, loan modifications. CitiFinancial’s net credit losses improved more modestly in 2014 compared to CitiMortgage, including an increase in net credit losses in the fourth quarter of 2014 due to portfolio seasoning and loss mitigation activities.
Residential first mortgages originated by CitiFinancial have a higher net credit loss rate (4.6%, compared to 0.4% for CitiMortgage as of the fourth quarter of 2014), as CitiFinancial borrowers tend to have higher LTVs and lower FICOs than CitiMortgage borrowers. CitiFinancial’s residential first mortgages also have a significantly different geographic distribution, with different mortgage market conditions that tend to lag the overall improvements in HPI.
During 2014, continued management actions, primarily assets sales and loans transferred to held-for-sale and, to a lesser extent, loan modifications, were the primary drivers of the overall improvement in delinquencies in Citi Holdings’ residential first mortgage portfolio. Citi sold or transferred to held-for-sale approximately $1.2 billion of delinquent residential first mortgages in 2014 (compared to $2.1 billion in 2013), including $0.6 billion during the fourth quarter of 2014. Credit performance from quarter to quarter could continue to be impacted by the volume of delinquent loan sales (or lack of significant sales) and HPI, as well as increases in interest rates.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of December 31, 2014 and December 31, 2013.

In billions of dollars	December 31, 2014					December 31, 2013
State (1)	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100% (3)	Refreshed FICO
CA	$18.9	31%	0.6%	2%	745	$19.2	30%	1.0%	4%	738
NY/NJ/CT(4)(5)	12.2	20	1.9	2	740	11.7	18	2.6	3	733
FL(4)	2.8	5	3.0	14	700	3.1	5	4.4	25	688
IN/OH/MI(4)	2.5	4	2.9	10	667	3.1	5	3.9	21	659
IL(4)	2.5	4	2.5	9	713	2.7	4	3.8	16	703
AZ/NV	1.3	2	1.9	18	715	1.5	2	2.7	25	710
Other	19.9	33	3.4	5	679	23.1	36	4.1	8	671
Total	$60.1	100%	2.1%	4%	715	$64.4	100%	2.9%	8%	705

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

(5)	Increase in ENR year-over-year was due to originations in Citicorp.
The significant improvement in Citigroup’s residential first mortgages LTV percentages at year-end 2014 compared to the prior year end was driven by HPI improvements across substantially all metropolitan statistical areas, thereby increasing values used in the determination of LTV. Additionally, delinquent and re-performing asset sales of high LTV loans and, to a lesser extent, modification programs involving principal forgiveness during 2014 further reduced the amount of loans with greater than 100% LTV. While 90+ days past due delinquency rates have improved for the states and regions above, the continued longer foreclosure timelines (see discussion under “Foreclosures” below) could result in less improvement in these rates in the future, especially in judicial states (i.e., states that require foreclosures to be processed via court approval).

Foreclosures
A substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At December 31, 2014, Citi’s foreclosure inventory included approximately $0.6 billion, or 0.9%, of residential first mortgages, compared to $0.8 billion, or 1.2%, at December 31, 2013 (based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs). This decline in 2014 was largely attributed to CitiMortgage loans sold or transferred to held-for-sale.
Citi’s foreclosure inventory continues to be impacted by the ongoing extensive state and regulatory requirements related to the foreclosure process, which continue to result in longer foreclosure timelines. Citi’s average timeframes to move a loan out of foreclosure are two to three times longer than historical norms, and continue to be even more pronounced in judicial states, where Citi has a higher concentration of residential first mortgages in foreclosure. As of December 31, 2014, approximately 21% of Citi’s total foreclosure inventory was active foreclosure units in process for over two years, compared to 29% as of December 31, 2013, with the decline primarily attributed to CitiMortgage loans sold or transferred to held-for-sale.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Home Equity Loans
Citi’s home equity loan portfolio consists of both fixed-rate home equity loans and loans extended under home equity lines of credit. Fixed-rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time with the payment of interest only and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan (the interest-only payment feature during the revolving period is standard for this product across the industry). After conversion, the home equity loans typically have a 20-year amortization period.

Revolving HELOCs
At December 31, 2014, Citi’s home equity loan portfolio of $28.1 billion included approximately $16.7 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or “reset,” compared to $18.9 billion at December 31, 2013. The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of December 31, 2014
Note: Totals may not sum due to rounding.

Approximately 10% of Citi’s total Revolving HELOCs portfolio had commenced amortization as of December 31, 2014. Of the remaining Revolving HELOCs portfolio, approximately 78% will commence amortization during 2015–2017. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans.
While it is not certain what, if any, impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during 2015–2017 could increase on average by approximately $360, or 170%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Of the Revolving HELOCs that will commence amortization during 2015–2017, approximately $1.6 billion, or 12%, of the loans have a CLTV greater than 100% as of December 31, 2014. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Based on the limited number of Revolving HELOCs that have begun amortization as of December 31, 2014, approximately 6.4% of the amortizing home equity loans were 30+ days past due, compared to 2.7% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 6.0% and 2.8%, respectively, as of December 31, 2013. However, these resets have generally occurred during a period of historically low interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
Citi continues to monitor this reset risk closely and will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management continues to review and take additional actions to offset potential reset risk, such as establishment of a borrower outreach program to provide reset risk education, establishment of a reset risk mitigation unit and proactively contacting high-risk borrowers. For further information on reset risk, see “Risk Factors—Credit and Market Risks” above.

Net Credit Losses and Delinquencies
The following charts detail the quarterly credit trends for Citi’s home equity loan portfolio in North America.

North America Home Equity - EOP Loans In billions of dollars

North America Home Equity - Net Credit Losses In millions of dollars
Note: Totals may not sum due to rounding.

(1)	4Q’13 includes $15 million of charge-offs related to Citi’s fulfillment of its obligations under the national mortgage and independent foreclosure review settlements.

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

North America Home Equity Loan Delinquencies - Citi Holdings In billions of dollars

1.45
1.24
1.16
1.07
1.00
0.89
0.85
0.84
0.82
0.35
0.47
0.63
0.35
0.37
0.52
0.35
0.33
0.48
0.34
0.30
0.43
0.33
0.25
0.42
0.32
0.23
0.35
0.31
0.21
0.34
0.30
0.20
0.33
0.31
0.19
0.32
4Q'12
1Q'13
2Q'13
3Q'13
4Q'13
1Q14
2Q'14
3Q'14
4Q'14
30-89
90-179
180+
30+ DPD

Note: Totals may not sum due to rounding.

As evidenced by the tables above, home equity loan net credit losses and delinquencies improved during 2014, albeit at a slower pace than the prior year, primarily due to continued modifications and liquidations. Given the limited market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 15 to the Consolidated Financial Statements), Citi’s ability to reduce delinquencies or net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans, the reset of the Revolving HELOCs (as discussed above) or otherwise, is more limited as compared to residential first mortgages.

North America Home Equity Loans—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of December 31, 2014 and December 31, 2013.

In billions of dollars	December 31, 2014					December 31, 2013
State (1)	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO
CA	$7.4	28%	1.5%	10%	729	$8.2	28%	1.6%	17%	726
NY/NJ/CT(4)	6.7	25	2.4	11	721	7.2	24	2.3	12	718
FL(4)	1.8	7	2.2	36	707	2.1	7	2.9	44	704
IL(4)	1.1	4	1.4	35	716	1.2	4	1.6	42	713
IN/OH/MI(4)	0.8	3	1.7	31	688	1.0	3	1.6	47	686
AZ/NV	0.6	2	2.2	46	716	0.7	2	2.1	53	713
Other	8.1	30	1.7	19	703	9.5	32	1.7	26	699
Total	$26.6	100%	1.8%	17%	715	$29.9	100%	1.9%	23%	712

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans. CLTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

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

These sales expose Citi to potential claims for alleged breaches of its representations and warranties. In the event of such a breach, Citi could be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or to indemnify (“make whole”) the investors for their losses on these loans.
Citi has recorded a repurchase reserve for purposes of its potential representation and warranty repurchase liability resulting from its whole loan sales to the GSEs and, to a lesser extent, private investors, which are made through Citi’s consumer business in CitiMortgage. The repurchase reserve was approximately $224 million and $341 million as of December 31, 2014 and December 31, 2013, respectively.
For additional information, see Notes 27 and 28 to the Consolidated Financial Statements.

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
	December 31,	December 31,			December 31,
In millions of dollars, except EOP loan amounts in billions	2014	2014	2013	2012	2014	2013	2012
Citicorp(3)(4)
Total	$297.2	$2,664	$2,973	$3,081	$2,820	$3,220	$3,509
Ratio		0.90%	0.99%	1.05%	0.95%	1.07%	1.19%
Retail banking
Total	$151.7	$840	$952	$879	$902	$1,049	$1,112
Ratio		0.56%	0.63%	0.61%	0.60%	0.70%	0.77%
North America	46.8	225	257	280	212	205	223
Ratio		0.49%	0.60%	0.68%	0.46%	0.48%	0.54%
EMEA	5.4	19	34	48	42	51	77
Ratio		0.35%	0.61%	0.94%	0.78%	0.91%	1.51%
Latin America	27.7	410	470	323	315	395	353
Ratio		1.48%	1.55%	1.15%	1.14%	1.30%	1.26%
Asia	71.8	186	191	228	333	398	459
Ratio		0.26%	0.27%	0.33%	0.46%	0.56%	0.66%
Cards
Total	$145.5	$1,824	$2,021	$2,202	$1,918	$2,171	$2,397
Ratio		1.25%	1.34%	1.47%	1.32%	1.44%	1.60%
North America—Citi-branded	67.5	593	681	786	568	661	771
Ratio		0.88%	0.97%	1.08%	0.84%	0.94%	1.06%
North America—Citi retail services	46.5	678	771	721	748	830	789
Ratio		1.46%	1.67%	1.87%	1.61%	1.79%	2.04%
EMEA	2.2	30	32	48	34	42	63
Ratio		1.36%	1.33%	1.66%	1.55%	1.75%	2.17%
Latin America	10.9	345	349	413	329	364	432
Ratio		3.17%	2.88%	2.79%	3.02%	3.01%	2.92%
Asia	18.4	178	188	234	239	274	342
Ratio		0.97%	0.98%	1.15%	1.30%	1.43%	1.68%
Citi Holdings(5)(6)
Total	$72.6	$1,975	$2,756	$4,611	$1,699	$2,724	$4,228
Ratio		2.88%	3.28%	4.42%	2.48%	3.24%	4.05%
International	1.8	12	162	345	36	200	393
Ratio		0.67%	2.75%	4.54%	2.00%	3.39%	5.17%
North America	70.8	1,963	2,594	4,266	1,663	2,524	3,835
Ratio		2.94%	3.33%	4.41%	2.49%	3.24%	3.96%
Other (7)	0.2
Total Citigroup	$370.0	$4,639	$5,729	$7,692	$4,519	$5,944	$7,737
Ratio		1.27%	1.49%	1.93%	1.24%	1.54%	1.94%

(1)	Total loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on end-of-period (EOP) loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30–89 days past due and related ratios for Citicorp North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $562 million ($1.1 billion), $690 million ($1.2 billion) and $742 million ($1.4 billion) at December 31, 2014, 2013 and 2012, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $122 million, $141 million and$122 million at December 31, 2014, 2013 and 2012, respectively.

(5)
The 90+ days and 30–89 days past due and related ratios for Citi Holdings North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) for each period were $2.2 billion ($4.0 billion), $3.3 billion ($6.4 billion) and $4.0 billion ($7.1 billion) at December 31, 2014, 2013 and 2012, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.5 billion, $1.1 billion and $1.2 billion at December 31, 2014, 2013 and 2012, respectively.

(6)
The December 31, 2014, 2013 and 2012 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $14 million, $0.9 billion and $1.2 billion, respectively, of loans that are carried at fair value.

(7)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	2014	2014	2013	2012
Citicorp
Total	$297.8	$7,051	$7,211	$8,107
Ratio		2.37%	2.51%	2.87%
Retail banking
Total	$155.6	$1,429	$1,343	$1,258
Ratio		0.92%	0.91%	0.89%
North America	46.4	140	184	247
Ratio		0.30%	0.43%	0.60%
EMEA	5.7	20	26	46
Ratio		0.35%	0.48%	0.98%
Latin America	29.8	948	844	648
Ratio		3.18%	2.86%	2.49%
Asia	73.7	321	289	317
Ratio		0.44%	0.41%	0.46%
Cards
Total	$142.2	$5,622	$5,868	$6,849
Ratio		3.95%	4.18%	4.82%
North America—Citi-branded	66.4	2,197	2,555	3,187
Ratio		3.31%	3.72%	4.43%
North America—Retail services	43.2	1,866	1,895	2,322
Ratio		4.32%	4.92%	6.29%
EMEA	2.4	41	42	59
Ratio		1.71%	1.62%	2.11%
Latin America	11.6	1,060	883	757
Ratio		9.14%	7.55%	7.07%
Asia	18.6	458	493	524
Ratio		2.46%	2.59%	2.65%
Citi Holdings
Total	$82.9	$1,626	$3,045	$5,873
Ratio		1.96%	3.02%	4.72%
International	4.0	68	217	536
Ratio		1.70%	3.39%	5.70%
North America	78.9	1,558	2,828	5,337
Ratio		1.97%	2.99%	4.64%
Other (3)	—	8	6	28
Total Citigroup	$380.7	$8,685	$10,262	$14,008
Ratio		2.28%	2.64%	3.44%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)	Represents NCLs on loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Loan Maturities and Fixed/Variable Pricing
U.S. Consumer Mortgages

In millions of dollars at year end 2014	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total
U.S. Consumer mortgage loan portfolio
Residential first mortgages	$116	$1,260	$68,199	$69,575
Home equity loans	5,262	12,708	8,988	26,958
Total	$5,378	$13,968	$77,187	$96,533
Fixed/variable pricing of U.S. Consumer mortgage loans with maturities due after one year
Loans at fixed interest rates		$1,463	$56,023
Loans at floating or adjustable interest rates		12,505	21,164
Total		$13,968	$77,187

CORPORATE CREDIT DETAILS
Consistent with its overall strategy, Citi’s corporate clients are typically large, multinational corporations that value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. For additional information on corporate credit risk management, see “Country and Cross-Border Risk—Emerging Markets Exposures” below.

The following table sets forth Citi’s corporate credit portfolio (excluding private bank in ICG), before consideration of collateral or hedges, by remaining tenor at December 31, 2014 and December 31, 2013. The vast majority of Citi’s corporate credit portfolio resides in ICG; as of December 31, 2014, less than 1% of Citi’s corporate credit exposure resided in Citi Holdings.

	At December 31, 2014				At December 31, 2013
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet) (1)	$95	$85	$33	$213	$108	$80	$29	$217
Unfunded lending commitments (off-balance sheet)(2)	92	207	33	332	87	204	21	312
Total exposure	$187	$292	$66	$545	$195	$284	$50	$529

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	December 31, 2014	December 31, 2013
North America	55%	51%
EMEA	25	27
Asia	13	14
Latin America	7	8
Total	100%	100%

The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products. Counterparty risk ratings reflect an estimated probability of default for a counterparty and are derived primarily through the use of validated statistical models, scorecard models and external agency ratings (under defined circumstances), in combination with consideration of factors specific to the obligor or market, such as management experience, competitive position, regulatory environment and commodity prices. Facility risk ratings are assigned that reflect the probability of default of the obligor and factors that affect the loss-given-default of the facility, such as support or collateral. Internal obligor ratings that generally correspond to BBB and above are considered investment grade, while those below are considered non-investment grade.
Citigroup also has incorporated climate risk assessment and reporting criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas emissions.
The following table presents the corporate credit portfolio by facility risk rating at December 31, 2014 and December 31, 2013, as a percentage of the total corporate credit portfolio:

	Total Exposure
	December 31, 2014	December 31, 2013
AAA/AA/A	49%	52%
BBB	33	30
BB/B	16	16
CCC or below	1	2
Unrated	1	—
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total Exposure
	December 31, 2014	December 31, 2013
Transportation and industrial	21%	22%
Consumer retail and health	17	15
Power, chemicals, commodities and metals and mining	10	10
Energy (1)	10	10
Technology, media and telecom	9	10
Banks/broker-dealers	8	10
Real estate	6	5
Public sector	5	6
Insurance and special purpose entities	5	5
Hedge funds	5	4
Other industries	4	3
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
(1) In addition to this exposure, Citi also has energy-related exposure within the “Public sector” (e.g., energy-related state-owned entities) and “Transportation and industrial” sector (e.g., off-shore drilling entities) included in the table above. As of December 31, 2014, Citi’s total exposure to these energy-related entities was approximately $7 billion, of which approximately $4 billion consisted of direct outstanding funded loans.

There has recently been a focus on the energy sector, given the decline in oil prices during the latter part of 2014. As of December 31, 2014, Citi’s total corporate credit exposure to the energy and energy-related sector (see footnote 1 to the table above) was approximately $60 billion, with approximately $22 billion, or 3%, of Citi’s total outstanding loans consisting of direct outstanding funded loans. In addition, as of December 31, 2014, approximately 70% of Citi’s total corporate credit energy and energy-related exposure (based on the methodology described above) was in the United States, United Kingdom and Canada. Also as of year-end 2014, approximately 85% of Citi’s total energy and energy-related exposures were rated investment grade.

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
At December 31, 2014 and December 31, 2013, $27.6 billion and $27.2 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At December 31, 2014 and December 31, 2013, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	December 31, 2014	December 31, 2013
AAA/AA/A	24%	26%
BBB	42	36
BB/B	28	29
CCC or below	6	9
Total	100%	100%

At December 31, 2014 and December 31, 2013, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	December 31, 2014	December 31, 2013
Transportation and industrial	30%	31%
Power, chemicals, commodities and metals and mining	15	15
Technology, media and telecom	15	14
Consumer retail and health	11	9
Energy	10	8
Banks/broker-dealers	7	8
Public Sector	6	6
Insurance and special purpose entities	4	7
Other industries	2	2
Total	100%	100%

For additional information on Citi’s corporate credit portfolio, including allowance for loan losses, coverage ratios and corporate non-accrual loans, see “Credit Risk—Loans Outstanding, Details of Credit Loss Experience, Allowance for Loan Losses and Non-Accrual Loans and Assets” above.

Loan Maturities and Fixed/Variable Pricing Corporate Loans

In millions of dollars at December 31, 2014	Due within 1 year	Over 1 year but within 5 years	Over 5 years	Total
Corporate loan portfolio maturities
In U.S. offices
Commercial and industrial loans	$17,348	$11,403	$6,304	$35,055
Financial institutions	17,950	11,799	6,523	36,272
Mortgage and real estate	16,102	10,584	5,851	32,537
Lease financing	870	572	316	1,758
Installment, revolving credit, other	14,455	9,500	5,252	29,207
In offices outside the U.S.	93,124	36,387	10,879	140,390
Total corporate loans	$159,849	$80,245	$35,125	$275,219
Fixed/variable pricing of Corporate loans with maturities due after one year (1)
Loans at fixed interest rates		$9,960	$11,453
Loans at floating or adjustable interest rates		70,283	23,673
Total		$80,243	$35,126

(1)	Based on contractual terms. Repricing characteristics may effectively be modified from time to time using derivative contracts. See Note 23 to the Consolidated Financial Statements.

MARKET RISK
Market risk encompasses funding and liquidity risk and price risk, each of which arises in the normal course of business of a global financial intermediary such as Citi.

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

Funding and Liquidity Risk
Adequate liquidity and sources of funding are essential to Citi’s businesses.  Funding and liquidity risks arise from several factors, many of which Citi cannot control, such as disruptions in the financial markets, changes in key funding sources, credit spreads, changes in Citi’s credit ratings and political and economic conditions in certain countries. For additional information, see “Risk Factors” above.

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
As referenced above, Citigroup works to ensure that the structural tenor of these funding sources is sufficiently long in relation to the tenor of its asset base. The goal of Citi’s asset/liability management is to ensure that there is excess tenor in the liability structure so as to provide excess liquidity after funding the assets. The excess liquidity resulting from a longer-term tenor profile can effectively offset potential decreases in liquidity that may occur under stress. This excess funding is held in the form of high-quality liquid assets (HQLA), as set forth in the table below.

High-Quality Liquid Assets

	Parent		Significant Citibank Entities		Other Citibank and Banamex Entities		Total
In billions of dollars	Dec. 31, 2014	Sept. 30, 2014	Dec. 31, 2014	Sept. 30, 2014	Dec. 31, 2014	Sept. 30, 2014	Dec. 31, 2014	Sept. 30, 2014
Available cash	$37.5	$27.3	$54.6	$77.8	$10.6	$8.5	$102.7	$113.6
Unencumbered liquid securities	35.0	31.8	203.1	197.5	71.8	73.6	$309.9	$302.9
Total	$72.5	$59.1	$257.7	$275.3	$82.4	$82.1	$412.6	$416.4

Note: Amounts as of December 31, 2014 and September 30, 2014 set forth in the table above are estimated based on the final U.S. Liquidity Coverage Ratio (LCR) rules (see “Liquidity Management, Stress Testing and Measurement” below). All amounts are as of period end and may increase or decrease intra-period in the ordinary course of business.

As set forth in the table above, Citi’s HQLA under the final U.S. LCR rules as of December 31, 2014 was $412.6 billion, compared to $416.4 billion as of September 30, 2014. The decrease in HQLA quarter-over-quarter was primarily driven by a reduction in deposits in the significant Citibank entities (see “Deposits” below), partially offset by long-term debt issuance, increased short-term borrowings and replacement of non-HQLA securities with HQLA-eligible securities, each in the parent entity.
Prior to September 30, 2014, Citi reported its HQLA based on the Basel Committee’s final LCR rules. On this basis, Citi’s total HQLA was $423.7 billion as of December 31, 2013. Year-over-year, the decrease in Citi’s HQLA was primarily due to the impact of the final U.S. LCR rules, which excluded municipal securities, covered bonds and residential mortgage-backed securities from the definition of HQLA, partially offset by an increase in credit card securitizations and Federal Home Loan Banks (FHLB) advances, each in Citibank, N.A.
The following table shows further detail of the composition of Citi's HQLA by type of asset as of December 31, 2014 and September 30, 2014. For securities, the amounts represent the liquidity value that potentially could be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions.

In billions of dollars	Dec. 31, 2014	Sept. 30, 2014
Available cash	$102.7	$113.6
U.S. Treasuries	139.5	117.1
U.S. Agencies/Agency MBS	57.1	60.7
Foreign government(1)	110.2	121.6
Other investment grade	3.1	3.4
Total	$412.6	$416.4
Note: Amounts set forth in the table above are estimated based on the final U.S. LCR rules.

(1)
Foreign government includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government securities are held largely to support local liquidity requirements and Citi’s local franchises and principally included government bonds from Brazil, Hong Kong, India, Japan, Korea, Mexico, Poland, Singapore and Taiwan.

Citi’s HQLA as set forth above does not include additional potential liquidity in the form of Citigroup’s borrowing capacity from the various FHLB, which was approximately $26 billion as of December 31, 2014 (compared to $22 billion as of September 30, 2014 and $30 billion as of December 31, 2013) and is maintained by pledged collateral to all such banks. The HQLA shown above also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which would be in addition to the resources noted above.
In general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of December 31, 2014, the amount available for lending to these entities under Section 23A was approximately $17 billion (unchanged from September 30, 2014 and December 31, 2013), subject to collateral requirements.

Deposits
Deposits are the primary and lowest cost funding source for Citi’s bank subsidiaries. The table below sets forth the end-of-period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Dec. 31, 2014	Sept. 30, 2014	Dec. 31, 2013
Global Consumer Banking
North America	$171.4	$171.7	$170.2
EMEA	12.8	13.0	13.1
Latin America	45.5	45.9	47.4
Asia(1)	77.9	101.3	101.4
Total	$307.6	$331.9	$332.1
ICG
Treasury and trade solutions (TTS)	$378.6	$381.1	$379.8
Banking ex-TTS	85.9	91.0	97.4
Markets and securities services	94.4	95.3	96.9
Total	$558.9	$567.4	$574.1
Corporate/Other	22.8	29.0	26.1
Total Citicorp	$889.3	$928.3	$932.3
Total Citi Holdings(2)	10.0	14.4	36.0
Total Citigroup deposits (EOP)	$899.3	$942.7	$968.3
Total Citigroup deposits (AVG)	$938.7	$954.2	$956.4

(1)
December 31, 2014 deposit balance reflects the reclassification to held-for-sale of approximately $21 billion of deposits as a result of Citigroup's entry into an agreement in December 2014 to sell its Japan retail banking business.

(2)
Included within Citi Holding’s end-of-period deposit balance as of December 31, 2014 was approximately $9 billion of deposits related to Morgan Stanley Smith Barney (MSSB) customers that, as previously disclosed, will be transferred to Morgan Stanley by MSSB, with remaining balances transferred in the amount of approximately $5 billion per quarter through the end of the second quarter of 2015.

End-of-period deposits decreased 7% year-over-year and 5% quarter-over-quarter, each primarily due to the reclassification to held-for-sale of approximately $21 billion of deposits as a result of Citigroup’s entry into an agreement in December 2014 to sell its Japan retail banking business, as well as the impact of FX translation.
Excluding these items, Citigroup deposits declined 2% year-over-year, as 1% growth in Citicorp deposits was more than offset by the continued decline in Citi Holdings due to the ongoing transfer of MSSB deposits to Morgan Stanley. Within Citicorp, GCB deposits increased 2% year-over-year, with growth in all four regions. North America GCB deposits increased 1% year-over-year, with a continued focus on growing checking account balances, and international deposits grew 3% year-over-year. ICG deposits increased 1% year-over-year, with 3% growth in treasury and trade solutions balances, partially offset by reductions in markets-related businesses. Average deposits were relatively unchanged year-over-year and quarter-over-quarter, as growth in Citicorp was offset by the ongoing transfer of MSSB deposits to Morgan Stanley.
Citi monitors its deposit base across multiple dimensions, including what Citi refers to as “LCR value” or the liquidity value of the deposit base under the LCR rules. Under LCR rules, deposits are assigned liquidity values based on expected behavior under stress, the type of deposit and the type of client. Generally, the final U.S. LCR rules prioritize operating accounts of consumers (including retail and commercial banking deposits) and corporations, while assigning lower liquidity values to non-operating balances of financial institutions. Citi estimates that as of December 31, 2014, its total deposits had a liquidity value of approximately 73% under the LCR rules, up from 72% as of September 30, 2014 and 71% as of December 31, 2013, with the gradual increase primarily driven by reductions in lower LCR value deposits.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the parent entities and is a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multi-year maturity structure. The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.9 years as of December 31, 2014, largely unchanged from the prior quarter and year. Citi believes this term structure enables it to meet its business needs and maintain adequate liquidity.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Dec. 31, 2014	Sept. 30, 2014	Dec. 31, 2013
Parent	$158.0	$155.9	$164.7
Benchmark debt:
Senior debt	96.7	96.3	98.5
Subordinated debt	25.5	24.2	28.1
Trust preferred	1.7	1.7	3.9
Customer-Related debt:
Structured debt	22.3	22.3	22.2
Non-structured debt	5.9	6.4	7.8
Local Country and Other(1)(2)	5.9	5.0	4.2
Bank	$65.1	$67.9	$56.4
FHLB Borrowings	19.8	23.3	14.0
Securitizations(3)	38.1	38.2	33.6
Local Country and Other(2)	7.2	6.4	8.8
Total long-term debt	$223.1	$223.8	$221.1
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)	Includes securitizations of $2.0 billion for the third and fourth quarter of 2014 and $0.2 billion for the fourth quarter of 2013.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit cards.

Year-over-year, Citi’s total long-term debt outstanding increased slightly, as modest reductions at the parent company were more than offset by continued increases in the bank due to increased credit card securitizations and FHLB advances, given the lower-cost nature of these funding sources. Sequentially, Citi’s total long-term debt decreased slightly due to maturities and continued liability management at the parent and decreases in FHLB advances at the bank.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During 2014, Citi repurchased an aggregate of approximately $9.8 billion of its outstanding long-term debt, including approximately $1.5 billion in the fourth quarter of 2014. Included in this total for the year, Citi redeemed $2.1 billion of trust preferred securities during 2014 (for Citi’s remaining trust preferred securities outstanding as of December 31, 2014, see Note 18 to the Consolidated Financial Statements).
Going forward, changes in Citi’s long-term debt outstanding will continue to reflect the funding needs of its businesses as well as the market and economic environment and any regulatory changes or requirements. For additional information on regulatory changes and requirements impacting Citi’s overall funding and liquidity, see “Total Loss-Absorbing Capacity” and “Liquidity Management, Stress Testing and Measurement” below and “Risk Factors” above.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2014		2013		2012
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent	$38.3	$36.0	$46.0	$30.7	$75.3	$17.3
Benchmark debt:
Senior debt	18.9	18.6	25.6	17.8	34.9	9.1
Subordinated debt	5.0	2.8	1.0	4.6	1.8	—
Trust preferred	2.1	—	6.4	—	5.9	—
Customer-related debt:
Structured debt	7.5	9.5	8.5	7.3	8.2	8.0
Non-structured debt	2.4	1.4	3.7	1.0	22.1	—
Local Country and Other	2.4	3.7	0.8	—	2.4	0.2
Bank	$20.6	$30.8	$17.8	$23.7	$42.3	$10.4
TLGP	—	—	—	—	10.5	—
FHLB borrowings	8.0	13.9	11.8	9.5	2.7	8.0
Securitizations	8.9	13.6	2.4	11.5	25.2	0.5
Local Country and Other	3.7	3.3	3.6	2.7	3.9	1.9
Total	$58.9	$66.8	$63.8	$54.4	$117.6	$27.7

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during 2014, as well as its aggregate expected annual long-term debt maturities as of December 31, 2014:

	Maturities 2014
In billions of dollars		2015	2016	2017	2018	2019	Thereafter	Total
Parent	$38.3	$16.6	$20.9	$26.1	$12.9	$20.0	$61.5	$158.0
Benchmark debt:
Senior debt	18.9	10.0	14.4	19.7	9.5	14.9	28.2	96.7
Subordinated debt	5.0	0.7	1.5	3.1	1.2	1.5	17.5	25.5
Trust preferred	2.1	—	—	—	—	—	1.7	1.7
Customer-related debt:
Structured debt	7.5	4.0	4.0	2.7	1.7	1.8	8.1	22.3
Non-structured debt	2.4	1.8	1.0	0.6	0.5	0.2	1.8	5.9
Local Country and Other	2.4	0.1	—	—	—	1.6	4.2	5.9
Bank	$20.6	$14.5	$21.2	$14.2	$9.1	$2.1	$4.0	65.1
FHLB borrowings	8.0	3.8	9.2	6.3	0.5	—	—	19.8
Securitizations	8.9	7.7	10.2	6.4	8.3	1.9	3.6	38.1
Local Country and Other	3.7	3.0	1.8	1.5	0.3	0.2	0.4	7.2
Total long-term debt	$58.9	$31.1	$42.1	$40.3	$22.0	$22.1	$65.5	$223.1

Total Loss-Absorbing Capacity (TLAC)
In November 2014, the Financial Stability Board (FSB) issued a consultative document proposing requirements designed to ensure that global systemically important banks (GSIBs), including Citi, maintain sufficient loss-absorbing and recapitalization capacity to facilitate an orderly resolution. In this regard, the FSB’s proposal builds upon and is consistent with the FDIC’s preferred “single point of entry strategy” for orderly resolution of GSIBs under Title II of the Dodd-Frank Act (for additional information, see “Risk Factors—Regulatory Risks” above).
The FSB’s proposal would establish firm-specific minimum requirements for “total loss-absorbing capacity” (TLAC), set by reference to the Consolidated Balance Sheet of the “resolution group” (in Citi’s case, Citigroup, the parent bank holding company, and its subsidiaries that are not themselves resolution entities). The proposed minimum TLAC requirement, referred to as “external TLAC,” would be (i) 16%–20% of the resolution group’s risk-weighted assets (RWA) and (ii) at least double the amount of capital required to meet the relevant Tier 1 Leverage ratio. Qualifying regulatory capital instruments in the form of debt plus other eligible TLAC that is not regulatory capital would need to constitute 33% of external TLAC. Regulatory capital instruments used by the GSIB to satisfy its applicable regulatory capital buffers (i.e., the Capital Conservation Buffer, GSIB surcharge and, if imposed, the Countercyclical Capital Buffer) could not be counted toward the external TLAC requirement.
As proposed, TLAC-eligible instruments generally would include Common Equity Tier 1 Capital, preferred stock and unsecured senior and subordinated debt issued by the parent holding company with at least one year remaining until maturity. Although there is uncertainty regarding the eligibility of certain debt instruments, TLAC-eligible instruments would generally exclude debt instruments that are secured, issued by operating subsidiaries, or include derivatives or derivative-linked features (e.g., certain structured notes). Moreover, a GSIB’s eligible TLAC may be reduced by holdings of TLAC-eligible instruments issued by other GSIBs.
The FSB’s TLAC proposal would also establish “internal TLAC” requirements, which would require that each foreign “material subsidiary” (as proposed to be defined under the proposal) of a GSIB that is not otherwise a resolution entity maintain a minimum of 75%–90% of the external TLAC requirement that would apply if the subsidiary was a resolution entity. While many aspects of this requirement are uncertain, the internal TLAC proposal would effectually require “pre-positioning” of TLAC to the required subsidiaries.
Pursuant to the FSB’s proposal, the conformance period regarding the minimum TLAC requirements would not occur before January 1, 2019. The U.S. banking agencies are expected to propose rules to establish similar TLAC requirements for U.S. GSIBs during 2015. There are significant uncertainties and interpretive issues arising from the FSB proposal. For additional information, see “Risk Factors—Regulatory Risks” above.

Secured Funding Transactions and Short-Term Borrowings

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
Secured funding declined to $173 billion as of December 31, 2014, compared to $176 billion as of September 30, 2014 and $204 billion as of December 31, 2013, due to the impact of FX translation and Citi’s continued optimization of secured funding. Average balances for secured funding were approximately $187 billion for the quarter ended December 31, 2014, compared to $182 billion for the quarter ended September 30, 2014 and $211 billion for the quarter ended December 31, 2013.
The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity.  The majority of this activity is secured by high quality, liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign sovereign debt.  Other secured funding is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities.  The tenor of Citi’s matched book liabilities is equal to or longer than the tenor of the corresponding matched book assets.
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund trading inventory.  To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid trading inventory was greater than 110 days as of December 31, 2014.
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

	Federal funds purchased and securities sold under agreements to repurchase			Short-term borrowings (1)
				Commercial paper (2)			Other short-term borrowings (3)
In billions of dollars	2014	2013	2012	2014	2013	2012	2014	2013	2012
Amounts outstanding at year end	$173.4	$203.5	$211.2	$16.2	$17.9	$11.5	$42.1	$41.0	$40.5
Average outstanding during the year (4)(5)	190.0	229.4	223.8	16.8	16.3	17.9	45.3	39.6	36.3
Maximum month-end outstanding	200.1	239.9	237.1	17.9	18.8	21.9	47.1	44.7	40.6
Weighted-average interest rate
During the year (4)(5)(6)	1.00%	1.02%	1.26%	0.21%	0.28%	0.47%	1.20%	1.39%	1.77%
At year end (7)	0.49	0.59	0.81	0.23	0.26	0.38	0.53	0.87	1.06

(1)	Original maturities of less than one year.
(2) Substantially all commercial paper outstanding was issued by significant Citibank entities for the periods presented. The increase in commercial paper outstanding during 2013 was due to the consolidation of $7 billion of borrowings related to trade loans in the second quarter of 2013.

(3)	Other short-term borrowings include borrowings from the FHLB and other market participants.

(4)	Interest rates and amounts include the effects of risk management activities associated with the respective liability categories.

(5)	Average volumes of securities loaned or sold under agreements to repurchase are reported net pursuant to FIN 41 (ASC 210-20-45); average rates exclude the impact of FIN 41 (ASC 210-20-45).

(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary correction in certain countries.

(7)	Based on contractual rates at respective year ends; non-interest-bearing accounts are excluded from the weighted average interest rate calculated at year end.

Liquidity Management, Stress Testing and Measurement

Liquidity Management
Citi’s HQLA is managed by the Citi Treasurer. Liquidity is managed via a centralized treasury model by Corporate Treasury and by in-country treasurers. Pursuant to this structure, Citi’s HQLA is managed with a goal of ensuring the asset/liability match and that liquidity positions are appropriate in every entity and throughout Citi (for additional information on Citi’s liquidity objectives, see “Overview” above).
Citi’s Chief Risk Officer is responsible for the overall risk profile of Citi’s HQLA. The Chief Risk Officer and Citi’s Chief Financial Officer co-chair Citi’s Asset Liability Management Committee (ALCO), which includes Citi’s Treasurer and senior executives. ALCO sets the strategy of the liquidity portfolio and monitors its performance. Significant changes to portfolio asset allocations need to be approved by ALCO.

Stress Testing
Liquidity stress testing is performed for each of Citi’s major entities, operating subsidiaries and/or countries. Stress testing and scenario analyses are intended to quantify the potential impact of a liquidity event on the balance sheet and liquidity position, and to identify viable funding alternatives that can be utilized. These scenarios include assumptions about significant changes in key funding sources, market triggers (such as credit ratings), potential uses of funding and political and economic conditions in certain countries. These conditions include standard and stressed market conditions as well as Company-specific events.
A wide range of liquidity stress tests is important for monitoring purposes. These potential liquidity events are useful to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons (overnight, one week, two weeks, one month, three months, one year, two years) and over a variety of stressed conditions. Liquidity limits are set accordingly. To monitor the liquidity of a unit, these stress tests and potential mismatches are calculated with varying frequencies, with several tests performed daily.
Given the range of potential stresses, Citi maintains a series of contingency funding plans on a consolidated basis and for individual entities. These plans specify a wide range of readily available actions for a variety of adverse market conditions or idiosyncratic disruptions.

Short-Term Liquidity Measurement; Liquidity Coverage Ratio (LCR)
In addition to internal measures that Citi has developed for a 30-day stress scenario, Citi also monitors its liquidity by reference to the LCR, as calculated pursuant to the final U.S. LCR rules.
Generally, the LCR is designed to ensure that banks maintain an adequate level of HQLA to meet liquidity needs under an acute 30-day stress scenario. Under the final U.S. rules, the LCR is calculated by dividing HQLA by estimated net outflows over a stressed 30-day period, with the net outflows determined by applying assumed outflow factors, prescribed in the rules, to various categories of liabilities, such as deposits, unsecured and secured wholesale borrowings, unused commitments and derivatives-related exposures, partially offset by inflows from assets maturing within 30 days. In addition, the final U.S. rules require that banks estimate net outflows based on the highest individual day’s mismatch between contractual and certain non-defined maturity inflows and outflows, known as the “peak day” outflow requirement. Citi’s LCR is subject to a minimum requirement of 100%.
The table below sets forth the components of Citi’s estimated LCR calculation and HQLA in excess of estimated net outflows as of December 31, 2014 and September 30, 2014.

in billions of dollars	Dec. 31, 2014	Sept. 30, 2014
High quality liquid assets	$412.6	$416.4
Estimated net outflows	$368.6	$374.5
Liquidity coverage ratio	112%	111%
HQLA in excess of estimated net outflows	$44.0	$42.0

Note: Amounts set forth in the table above are estimated based on the final U.S. LCR rules.

As set forth in the table above, Citi’s estimated LCR under the final U.S. LCR rules was 112% as of December 31, 2014 and 111% as of September 30, 2014. The increase quarter-over-quarter was primarily driven by deposit flows and improvements in the quality of Citi’s deposit base.
Prior to September 30, 2014, Citi reported its LCR based on the Basel Committee’s final LCR rules. On this basis, Citi’s estimated LCR was 117% as of December 31, 2013. Year-over-year, the decrease in Citi’s estimated LCR was primarily due to the impact of the final U.S. LCR rules. Specifically, as discussed under “High Quality Liquid Assets” above, the final U.S. LCR rules excluded certain assets from the calculation of HQLA. In addition, estimated net outflows are higher under the final U.S. LCR rules, primarily due to the “peak day” outflow requirement discussed above as well as higher deposit outflow assumptions resulting from the more stringent deposit classifications (e.g., the nature of the deposit balance or counterparty designation) under the final U.S. LCR rules.

Long-Term Liquidity Measurement: Net Stable Funding Ratio (NSFR)
For 12-month liquidity stress periods, Citi uses several measures, including its internal long-term liquidity measure, based on a 12-month scenario assuming market, credit and economic conditions are moderately to highly stressed with potential further deterioration. It is broadly defined as the ratio of unencumbered liquidity resources to net stressed cumulative outflows over a 12-month period.
In addition, in October 2014, the Basel Committee issued final standards for the implementation of the Basel III NSFR, with full compliance required by January 1, 2018. Similar to Citi’s internal long-term liquidity measure, the NSFR is intended to measure the stability of a banking organization’s stable funding over a one-year time horizon. The NSFR is calculated by dividing the level of its available stable funding by its required stable funding. The ratio is required to be greater than 100%. Under the Basel III standards, available stable funding includes portions of equity, deposits and long-term debt, while required stable funding includes the portion of long-term assets which are deemed illiquid. Citi anticipates that the U.S. regulators will propose a U.S. version of the NSFR during 2015.

Credit Ratings
Citigroup’s funding and liquidity, its funding capacity, ability to access capital markets and other sources of funds, the cost of these funds, and its ability to maintain certain deposits are partially dependent on its credit ratings. The table below sets forth the ratings for Citigroup and Citibank, N.A. as of December 31, 2014. While not included in the table below, Citigroup Global Markets Inc. (CGMI) is rated A/A-1 by Standard & Poor’s and A/F1 by Fitch as of December 31, 2014.

Debt Ratings as of December 31, 2014

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A	F1	Stable
Moody’s Investors Service (Moody’s)	Baa2	P-2	Stable	A2	P-1	Stable
Standard & Poor’s (S&P)	A-	A-2	Negative	A	A-1	Stable

Recent Credit Rating Developments
On December 17, 2014, Fitch issued a bank “criteria exposure draft.” The document consolidates all bank rating criteria into one report and refines certain aspects of the criteria, including clarification as to when the agency might rate an operating company's long-term rating above its unsupported rating due to the protection offered to senior creditors by loss absorbing junior instruments. Since March 2014, Fitch has been contemplating the introduction of a ratings differential between U.S. bank holding companies and operating companies due to the evolving regulatory landscape. Currently, Fitch equalizes holding company and operating company ratings, reflecting what it views as the close correlation between default probabilities.
On November 24, 2014, S&P issued a proposal to add a component to its bank rating methodology to address how a bank’s long-term rating may be higher than the bank's unsupported rating due to “additional loss absorbing capacity” (ALAC). The ALAC proposal considers that loss absorption by instruments subject to bail-in could partly or fully replace a government bail-out and could reduce the likelihood of default on an operating company’s senior unsecured debt obligations. S&P continues to evaluate government support into the ratings of systemically important U.S. bank holding companies.
On September 9, 2014, Moody’s also released for comment a new bank rating methodology. The new methodology proposed a streamlined baseline credit assessment (with removal of the bank financial strength rating) and introduced a “loss given failure” assessment into the ratings. The comment period has closed and resolution is expected in early 2015.

Potential Impacts of Ratings Downgrades
Ratings downgrades by Moody’s, Fitch or S&P could negatively impact Citigroup’s and/or Citibank, N.A.’s funding and liquidity due to reduced funding capacity, including derivatives triggers, which could take the form of cash obligations and collateral requirements.
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank, N.A. of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, and judgments and uncertainties. Uncertainties include potential ratings limitations that certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and trading counterparties could re-

evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank, N.A. is unpredictable and may differ materially from the potential funding and liquidity impacts described below.
For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” above.

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers
As of December 31, 2014, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.8 billion, unchanged from September 30, 2014. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of December 31, 2014, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.’s funding and liquidity by approximately $1.3 billion, compared to $1.7 billion as of September 30, 2014, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $2.1 billion, compared to $2.5 billion as of September 30, 2014 (see also Note 23 to the Consolidated Financial Statements). As set forth under “High Quality Liquid Assets” above, the liquidity resources of Citi’s parent entities were approximately $73 billion, and the liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities were approximately $340 billion, for a total of approximately $413 billion as of December 31, 2014. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank, N.A.—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.’s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of December 31, 2014, Citibank, N.A. had liquidity commitments of approximately $16.1 billion to consolidated asset-backed commercial paper conduits, compared to $17.6 billion as of September 30, 2014 (as referenced in Note 22 to the Consolidated Financial Statements).
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

Price Risk Measurement and Stress Testing
Price risks are measured in accordance with established standards to ensure consistency across businesses and the ability to aggregate risk. The measurements used for non-trading and trading portfolios, as well as associated stress testing processes, are described below.

Price Risk—Non-Trading Portfolios

Net Interest Revenue and Interest Rate Risk
Net interest revenue, for interest rate exposure purposes, is the difference between the yield earned on the non-trading portfolio assets (including customer loans) and the rate paid on the liabilities (including customer deposits or company borrowings). Net interest revenue is affected by changes in the level of interest rates, as well as the amounts of assets and liabilities, and the timing of repricing of assets and liabilities to reflect market rates.

Interest Rate Risk Measurement—IRE
Citi’s principal measure of risk to net interest revenue is interest rate exposure (IRE). IRE measures the change in expected net interest revenue in each currency resulting solely from unanticipated changes in forward interest rates.
Citi’s estimated IRE incorporates various assumptions including prepayment rates on loans, customer behavior, and the impact of pricing decisions. For example, in rising interest rate scenarios, portions of the deposit portfolio may be assumed to experience rate increases that are less than the change in market interest rates.  In declining interest rate scenarios, it is assumed that mortgage portfolios experience higher prepayment rates. IRE assumes that businesses and/or Citi Treasury make no additional changes in balances or positioning in response to the unanticipated rate changes.

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
Citi manages interest rate risk as a consolidated company- wide position. Citi’s client-facing businesses create interest rate sensitive positions, including loans and deposits, as part of their ongoing activities. Citi Treasury aggregates these risk positions and manages them centrally. Operating within established limits, Citi Treasury makes positioning decisions and uses tools, such as Citi’s investment securities portfolio, company-issued debt, and interest rate derivatives, to target the desired risk profile. Changes in Citi’s interest rate risk position reflect the accumulated changes in all non-trading assets and liabilities, with potentially large and offsetting impacts, as well as Citi Treasury’s positioning decisions.

Stress Testing
Citigroup employs additional measurements, including stress testing the impact of non-linear interest rate movements on the value of the balance sheet; the analysis of portfolio duration and volatility, particularly as they relate to mortgage loans and mortgage-backed securities; and the potential impact of the change in the spread between different market indices.

Interest Rate Risk Measurement—OCI at Risk
Citi also measures the potential impacts of changes in interest rates on the value of its Other Comprehensive Income (OCI), which can in turn impact Citi’s Common Equity Tier 1 Capital ratio. Citi’s goal is to benefit from an increase in the market level of interest rates, while limiting the impact of changes in OCI on its regulatory capital position.
OCI at risk is managed as part of the company-wide interest rate risk position. OCI at risk considers potential changes in OCI (and the corresponding impact on the Common Equity Tier 1 Capital ratio) relative to Citi’s capital generation capacity.

The following table sets forth the estimated impact to Citi’s net interest revenue, OCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point increase in interest rates.

In millions of dollars (unless otherwise noted)	Dec. 31, 2014	Sept. 30, 2014	Dec. 31, 2013
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,123	$1,159	$1,229
All other currencies	629	713	609
Total	$1,752	$1,872	$1,838
As a % of average interest-earning assets	0.11%	0.11%	0.11%
Estimated initial impact to OCI (after-tax)(2)	$(3,961)	$(3,621)	$(3,070)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(44)	(41)	(37)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(148) million for a 100 basis point instantaneous increase in interest rates as of December 31, 2014.

(2)	Includes the effect of changes in interest rates on OCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated initial OCI impact above.
The decrease in the estimated impact to net interest revenue from the prior year primarily reflected Citi Treasury actions (as described under “Mitigation and Hedging of Interest Rate Risk” above), which more than offset changes in balance sheet composition, including the continued seasoning of Citi’s deposit balances and increases in Citi’s capital base. The change in the estimated impact to OCI and the Common Equity Tier 1 Capital ratio from the prior year primarily reflected changes in the composition of Citi Treasury’s investment and interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to OCI would be offset in shareholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on OCI through accretion of Citi’s investment portfolio over a period of time.

As of December 31, 2014, Citi expects that the negative $4.0 billion impact to OCI in such a scenario could potentially be offset over approximately 22 months.
As noted above, Citi routinely evaluates multiple interest rate scenarios, including interest rate increases and decreases and steepening and flattening of the yield curve, to anticipate how net interest revenue and OCI might be impacted in different interest rate environments. The following table sets forth the estimated impact to Citi’s net interest revenue, OCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under four different changes in interest rates for the U.S. dollar and Citi’s other currencies. While Citi also monitors the impact of a parallel decrease in interest rates, a 100 basis point decrease in short-term interest rates is not meaningful, as it would imply negative interest rates in many of Citi’s markets.

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,123	$1,082	$95	$(161)
All other currencies	629	586	36	(36)
Total	$1,752	$1,668	$131	$(197)
Estimated initial impact to OCI (after-tax)(1)	$(3,961)	$(2,543)	$(1,597)	$1,372
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(44)	(28)	(18)	15
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

Changes in Foreign Exchange Rates—Impacts on OCI and Capital
As of December 31, 2014, Citi estimates that a simultaneous
5% appreciation of the U.S. dollar against all of Citi’s other currencies could reduce Citi’s tangible common equity (TCE)
by approximately $1.5 billion, or 0.8% of TCE, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the British pound sterling, the euro, the Chinese yuan and the Korean won.
Despite this decrease in TCE, Citi believes its business model and management of foreign currency translation exposure work to minimize the effect of changes in foreign exchange rates on its Common Equity Tier 1 Capital ratio. Specifically, as currency movements change the value of Citi’s net investments in foreign-currency-denominated capital, these movements also change the value of Citi’s risk-weighted assets denominated in those currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s Common Equity Tier 1 Capital ratio.
The effect of Citi’s business model and management strategies on changes in foreign exchange rates are shown in the table below. For additional information in the changes in AOCI, see Note 20 to the Consolidated Financial Statements.

	For the quarter ended
In millions of dollars (unless otherwise noted)	Dec. 31, 2014	Sept. 30, 2014	Dec. 31, 2013
Change in FX spot rate(1)	4.9%	(4.4)%	(0.4)%
Change in TCE due to foreign currency translation, net of hedges	$(1,932)	$(1,182)	$(241)
As a % of Tangible Common Equity	(1.1)%	(0.7)%	(0.1)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in foreign currency translation, net of hedges (bps)	(1)	3	(2)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Yields

In millions of dollars, except as otherwise noted	2014		2013		2012		Change 2014 vs. 2013		Change 2013 vs. 2012
Interest revenue(1)	$62,180		$63,491		$67,840		(2)%		(6)%
Interest expense	13,690		16,177		20,612		(15)		(22)
Net interest revenue(1)(2)(3)	$48,490		$47,314		$47,228		2%		—%
Interest revenue—average rate	3.72%		3.83%		4.06%		(11)	bps	(23)	bps
Interest expense—average rate	1.02		1.19		1.47		(17)	bps	(28)	bps
Net interest margin	2.90%		2.85%		2.82%		5	bps	3	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.46%		0.31%		0.28%		15	bps	3	bps
10-year U.S. Treasury note—average rate	2.54		2.35		1.80		19	bps	55	bps
10-year vs. two-year spread	208	bps	204	bps	152	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $498 million, $521 million and $542 million for 2014, 2013 and 2012, respectively.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

(3)	Interest revenue, expense, rates and volumes exclude Credicard (Discontinued operations) for all periods presented. See Note 2 to the Consolidated Financial Statements.

Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Citi’s NIM improved to 290 basis points in 2014, up from 285 basis points in 2013, primarily reflecting lower cost of funds, including continued declines in the cost of deposits and long-term debt (see “Funding and Liquidity” above), partially offset by continued lower loan yields.

Going into 2015, while Citi currently expects its NIM to remain relatively stable to full-year 2014 levels, the continued run-off and sales of assets from Citi Holdings could impact NIM quarter-to-quarter.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
In millions of dollars, except rates	2014	2013	2012	2014	2013	2012	2014	2013	2012
Assets
Deposits with banks(5)	$161,359	$144,904	$157,911	$959	$1,026	$1,261	0.59%	0.71%	0.80%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$153,688	$158,237	$156,837	$1,034	$1,133	$1,471	0.67%	0.72%	0.94%
In offices outside the U.S.(5)	101,177	109,233	120,400	1,332	1,433	1,947	1.32	1.31	1.62
Total	$254,865	$267,470	$277,237	$2,366	$2,566	$3,418	0.93%	0.96%	1.23%
Trading account assets(7)(8)
In U.S. offices	$114,910	$126,123	$124,633	$3,472	$3,728	$3,899	3.02%	2.96%	3.13%
In offices outside the U.S.(5)	119,801	127,291	126,203	2,538	2,683	3,077	2.12	2.11	2.44
Total	$234,711	$253,414	$250,836	$6,010	$6,411	$6,976	2.56%	2.53%	2.78%
Investments
In U.S. offices
Taxable	$193,816	$174,084	$169,307	$3,286	$2,713	$2,880	1.70%	1.56%	1.70%
Exempt from U.S. income tax	15,480	18,075	16,405	626	811	816	4.04	4.49	4.97
In offices outside the U.S.(5)	113,163	114,122	114,549	3,627	3,761	4,156	3.21	3.30	3.63
Total	$322,459	$306,281	$300,261	$7,539	$7,285	$7,852	2.34%	2.38%	2.62%
Loans (net of unearned income)(9)
In U.S. offices	$361,769	$354,707	$359,794	$26,076	$25,941	$27,077	7.21%	7.31%	7.53%
In offices outside the U.S.(5)	296,656	292,852	286,025	18,723	19,660	20,676	6.31	6.71	7.23
Total	$658,425	$647,559	$645,819	$44,799	$45,601	$47,753	6.80%	7.04%	7.39%
Other interest-earning assets(10)	$40,375	$38,233	$40,766	$507	$602	$580	1.26%	1.57%	1.42%
Total interest-earning assets	$1,672,194	$1,657,861	$1,672,830	$62,180	$63,491	$67,840	3.72%	3.83%	4.06%
Non-interest-earning assets(7)	$224,721	$222,526	$234,437
Total assets from discontinued operations	—	2,909	3,432
Total assets	$1,896,915	$1,883,296	$1,910,699

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $498 million, $521 million and $542 million for 2014, 2013, and 2012, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
In millions of dollars, except rates	2014	2013	2012	2014	2013	2012	2014	2013	2012
Liabilities
Deposits
In U.S. offices(5)	$289,669	$262,544	$233,100	$1,432	$1,754	$2,137	0.49%	0.67%	0.92%
In offices outside the U.S.(6)	465,144	481,134	487,437	4,260	4,482	5,553	0.92	0.93	1.14
Total	$754,813	$743,678	$720,537	$5,692	$6,236	$7,690	0.75%	0.84%	1.07%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$102,246	$126,742	$121,843	$656	$677	$852	0.64%	0.53%	0.70%
In offices outside the U.S.(6)	87,777	102,623	101,928	1,239	1,662	1,965	1.41	1.62	1.93
Total	$190,023	$229,365	$223,771	$1,895	$2,339	$2,817	1.00%	1.02%	1.26%
Trading account liabilities(8)(9)
In U.S. offices	$30,451	$24,834	$29,486	$75	$93	$116	0.25%	0.37%	0.39%
In offices outside the U.S.(6)	45,205	47,908	44,639	93	76	74	0.21	0.16	0.17
Total	$75,656	$72,742	$74,125	$168	$169	$190	0.22%	0.23%	0.26%
Short-term borrowings(10)
In U.S. offices	$79,028	$77,439	$78,747	$161	$176	$203	0.20%	0.23%	0.26%
In offices outside the U.S.(6)	39,220	35,551	31,897	419	421	524	1.07	1.18	1.64
Total	$118,248	$112,990	$110,644	$580	$597	$727	0.49%	0.53%	0.66%
Long-term debt(11)
In U.S. offices	$194,295	$194,140	$255,093	$5,093	$6,602	$8,896	2.62%	3.40%	3.49%
In offices outside the U.S.(6)	7,761	10,194	14,603	262	234	292	3.38	2.30	2.00
Total	$202,056	$204,334	$269,696	$5,355	$6,836	$9,188	2.65%	3.35%	3.41%
Total interest-bearing liabilities	$1,340,796	$1,363,109	$1,398,773	$13,690	$16,177	$20,612	1.02%	1.19%	1.47%
Demand deposits in U.S. offices	$26,216	$21,948	$13,170
Other non-interest-bearing liabilities(8)	317,351	299,052	311,529
Total liabilities from discontinued operations	—	362	729
Total liabilities	$1,684,363	$1,684,471	$1,724,201
Citigroup stockholders’ equity(12)	$210,863	$196,884	$184,592
Noncontrolling interest	1,689	1,941	1,906
Total equity(12)	$212,552	$198,825	$186,498
Total liabilities and stockholders’ equity	$1,896,915	$1,883,296	$1,910,699
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$953,394	$926,291	$941,367	$27,497	$25,591	$24,586	2.88%	2.76%	2.61%
In offices outside the U.S.(6)	718,800	731,570	731,463	20,993	21,723	22,642	2.92	2.97	3.10
Total	$1,672,194	$1,657,861	$1,672,830	$48,490	$47,314	$47,228	2.90%	2.85%	2.82%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $498 million, $521 million and $542 million for 2014, 2013 and 2012, respectively.

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

(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(7)	Average volumes of securities sold under agreements to repurchase are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest expense excludes the impact of FIN 41 (ASC 210-20-45).

(8)	The fair value carrying amounts of derivative contracts are reported net, pursuant to FIN 39 (ASC 815-10-45), in Non-interest-earning assets and Other non-interest-bearing liabilities.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$109	$(176)	$(67)	$(99)	$(136)	$(235)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(32)	$(67)	$(99)	$13	$(351)	$(338)
In offices outside the U.S.(4)	(106)	5	(101)	(169)	(345)	(514)
Total	$(138)	$(62)	$(200)	$(156)	$(696)	$(852)
Trading account assets(5)
In U.S. offices	$(337)	$81	$(256)	$46	$(217)	$(171)
In offices outside the U.S.(4)	(159)	14	(145)	26	(420)	(394)
Total	$(496)	$95	$(401)	$72	$(637)	$(565)
Investments(1)
In U.S. offices	$319	$69	$388	$125	$(297)	$(172)
In offices outside the U.S.(4)	(31)	(103)	(134)	(15)	(380)	(395)
Total	$288	$(34)	$254	$110	$(677)	$(567)
Loans (net of unearned income)(6)
In U.S. offices	$512	$(377)	$135	$(379)	$(757)	$(1,136)
In offices outside the U.S.(4)	253	(1,190)	(937)	485	(1,501)	(1,016)
Total	$765	$(1,567)	$(802)	$106	$(2,258)	$(2,152)
Other interest-earning assets(7)	$32	$(127)	$(95)	$(37)	$59	$22
Total interest revenue	$560	$(1,871)	$(1,311)	$(4)	$(4,345)	$(4,349)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Interest Revenue(1)(2)(3)

	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$168	$(490)	$(322)	$247	$(630)	$(383)
In offices outside the U.S.(4)	(147)	(75)	(222)	(71)	(1,000)	(1,071)
Total	$21	$(565)	$(544)	$176	$(1,630)	$(1,454)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(144)	$123	$(21)	$33	$(208)	$(175)
In offices outside the U.S.(4)	(224)	(199)	(423)	13	(316)	(303)
Total	$(368)	$(76)	$(444)	$46	$(524)	$(478)
Trading account liabilities(5)
In U.S. offices	$18	$(36)	$(18)	$(18)	$(5)	$(23)
In offices outside the U.S.(4)	(4)	21	17	5	(3)	2
Total	$14	$(15)	$(1)	$(13)	$(8)	$(21)
Short-term borrowings(6)
In U.S. offices	$4	$(19)	$(15)	$(3)	$(24)	$(27)
In offices outside the U.S.(4)	41	(43)	(2)	55	(158)	(103)
Total	$45	$(62)	$(17)	$52	$(182)	$(130)
Long-term debt
In U.S. offices	$5	$(1,514)	$(1,509)	$(2,078)	$(216)	$(2,294)
In offices outside the U.S.(4)	(65)	93	28	(97)	39	(58)
Total	$(60)	$(1,421)	$(1,481)	$(2,175)	$(177)	$(2,352)
Total interest expense	$(348)	$(2,139)	$(2,487)	$(1,914)	$(2,521)	$(4,435)
Net interest revenue	$908	$268	$1,176	$1,910	$(1,824)	$86

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

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

Each trading portfolio across Citi’s business segments has its own market risk limit framework encompassing these measures and other controls, including trading mandates,

permitted product lists and a new product approval process for complex products. All trading positions are marked-to-market, with the results reflected in earnings.
The following histogram of total daily trading-related revenue (loss) captures trading volatility and shows the number of days in which revenues for Citi’s trading businesses fell within particular ranges. As shown in the histogram, positive trading-related revenue was achieved for 94% of the trading days in 2014.

Histogram of Daily Trading Related Revenue (1)(2)—12 Months ended December 31, 2014 In millions of dollars

(1)
Daily trading-related revenue includes trading, net interest and other revenue associated with Citi’s trading businesses. It excludes DVA, FVA and CVA adjustments incurred due to changes in the credit quality of counterparties as well as any associated hedges to that CVA. In addition, it excludes fees and other revenue associated with capital markets origination activities.

(2)
Reflects the effects of asymmetrical accounting for economic hedges of certain available-for-sale (AFS) debt securities.  Specifically, the change in the fair value of hedging derivatives is included in Trading related revenue, while the offsetting change in the fair value of hedged AFS debt securities is included in Accumulated other comprehensive income (loss) and not reflected above.

(3)	Principally related to the impact of significant market movements and volatility on the trading revenue for ICG on October 15, 2014.

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
Citi believes its VAR model is conservatively calibrated to incorporate fat-tail scaling and the greater of short-term (approximately the most recent month) and long-term (three years) market volatility. The Monte Carlo simulation involves approximately 300,000 market factors, making use of approximately 180,000 time series, with sensitivities updated daily, volatility parameters updated daily to weekly and correlation parameters updated monthly. The conservative features of the VAR calibration contribute an approximate 21% add-on to what would be a VAR estimated under the assumption of stable and perfectly, normally distributed markets.
As set forth in the table below, Citi’s average Trading VAR was relatively unchanged from 2013 to 2014. Citi’s average Trading and Credit Portfolio VAR increased from 2013 to 2014 due to increased hedging activity associated with non-trading positions and increased credit spread volatility of benchmark indices resulting from idiosyncratic events.

In millions of dollars	December 31, 2014	2014 Average	December 31, 2013	2013 Average
Interest rate	$68	N/A	N/A	N/A
Credit spread	87	N/A	N/A	N/A
Covariance adjustment(1)	(36)	N/A	N/A	N/A
Fully diversified interest rate and credit spread	$119	$114	$115	$114
Foreign exchange	27	31	34	35
Equity	17	24	26	27
Commodity	23	16	13	12
Covariance adjustment(1)	(56)	(73)	(63)	(75)
Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$130	$112	$125	$113
Specific risk-only component(3)	$10	$12	$15	$14
Total Trading VAR—general market risk factors only (excluding credit portfolios)(2)	$120	$100	$110	$99
Incremental Impact of the Credit Portfolio(4)	$18	$21	$19	$8
Total Trading and Credit Portfolios VAR	$148	$133	$144	$121

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

N/A	Not applicable

The table below provides the range of market factor VARs associated with Citi’s Total Trading VAR, inclusive of specific risk, that was experienced during 2014 and 2013:

	2014		2013
In millions of dollars	Low	High	Low	High
Interest rate	N/A	N/A	N/A	N/A
Credit spread	N/A	N/A	N/A	N/A
Fully diversified interest rate and credit spread	$84	$158	$92	$142
Foreign exchange	20	59	21	66
Equity	14	48	18	60
Commodity	11	27	8	24
Covariance adjustment(1)	N/A	N/A	N/A	N/A
Total Trading	84	163	85	151
Total Trading and Credit Portfolio	96	188	93	175

(1)	No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close of business dates.

N/A	Not applicable

The following table provides the VAR for ICG during 2014, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio.

In millions of dollars	Dec. 31, 2014
Total—all market risk factors, including general and specific risk	$122
Average—during year	$109
High—during year	159
Low—during year	82

VAR Model Review and Validation
Generally, Citi’s VAR review and model validation process entails reviewing the model framework, major assumptions, and implementation of the mathematical algorithm. In addition, as part of the model validation process, product specific back-testing on portfolios is periodically completed and reviewed with Citi’s U.S. banking regulators. Furthermore, Regulatory VAR (as described below) back-testing is performed against buy-and-hold profit and loss on a monthly basis for approximately 167 portfolios across the organization (trading desk level, ICG business segment and Citigroup) and the results are shared with the U.S. banking regulators.
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
In the second quarter of 2014, Citi implemented two VAR model enhancements that were reviewed by Citi’s U.S. banking regulators as well as Citi’s model validation group. Specifically, Citi enhanced the correlation among mortgage products as well as introduced industry sectors (financial and non-financial) into the credit spread component of the VAR model.
Citi uses the same independently validated VAR model for both Regulatory VAR and Risk Management VAR (i.e., Total Trading and Total Trading and Credit Portfolios VARs) and, as such, the model review and oversight process for both purposes is as described above.
Regulatory VAR, which is calculated in accordance with Basel III, differs from Risk Management VAR due to the fact that certain positions included in Risk Management VAR are not eligible for market risk treatment in Regulatory VAR. The composition of Risk Management VAR is discussed under “Value at Risk” above. The applicability of the VAR model for positions eligible for market risk treatment under U.S. regulatory capital rules is periodically reviewed and approved by Citi’s U.S. banking regulators.
In accordance with Basel III, Regulatory VAR includes all trading book covered positions and all foreign exchange and commodity exposures. Pursuant to Basel III, Regulatory VAR excludes positions that fail to meet the intent and ability to trade requirements and are therefore classified as non-trading book and categories of exposures that are specifically excluded as covered positions. Regulatory VAR excludes CVA on derivative instruments and DVA on Citi’s own fair value option liabilities. With the April 2014 implementation of the U.S. final Basel III rules, CVA hedges are excluded from Regulatory VAR and included in credit risk-weighted assets as computed under the Advanced Approaches for determining risk-weighted assets.

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
The following graph shows the daily buy-and-hold profit and loss associated with Citi’s covered positions compared to Citi’s one-day Regulatory VAR during 2014.

As the graph indicates, for the 12-month period ending December 31, 2014, there was one back testing exception where trading losses exceeded the VAR estimate at the Citigroup level. This occurred on October 15, 2014, a day on which significant market movements and volatility impacted various fixed income as well as equities trading businesses. The difference between the 56% of days with buy-and-hold gains for Regulatory VAR back-testing and the 94% of days with buy-and-hold gains shown in the histogram of daily trading related revenue above reflects, among other things, that a significant portion of Citi’s trading-related revenue is not generated from daily price movements on these positions and exposures, as well as differences in the portfolio composition of Regulatory VAR and Risk Management VAR.

Regulatory Trading VAR and Associated Buy-and-Hold Profit and Loss (1)—12 Months ended December 31, 2014 In millions of dollars

(1)
Buy-and-hold profit and loss, as defined by the banking regulators under Basel III, represents the daily mark-to-market revenue movement attributable to the trading position from the close of the previous business day. Buy-and-hold profit and loss excludes realized trading revenue, net interest, intra-day trading profit and loss on new and terminated trades, as well as changes in reserves. Therefore it is not comparable to the trading-related revenue presented in the previous histogram of Daily Trading-Related Revenue.

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
The systemic stress scenarios and business specific stress scenarios at Citi are used in several reports reviewed by senior management and also to calculate internal risk capital for trading market risk. In general, changes in market factors are defined over a one-year horizon. However, for the purpose of calculating internal risk capital, changes in a very limited number of the most liquid market factors are defined over a shorter three-month horizon. The limited set of market factors subject to the shorter three-month time horizon are those that in management’s judgment have historically remained very liquid during financial crises, even as the trading liquidity of most other market factors materially decreased.

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

Operational Risk Management
Citi’s operational risk is managed through the overall framework described in “Managing Global Risk—Overview” above.
The goal is to keep operational risk at appropriate levels relative to the characteristics of Citigroup’s businesses, the markets in which it operates, its capital and liquidity, and the competitive, economic and regulatory environment.
To anticipate, mitigate and control operational risk, Citigroup maintains a system of policies and has established a consistent framework for monitoring, assessing and communicating operational risks and the overall operating effectiveness of the internal control environment across Citigroup. As part of this framework, Citi has established a Manager’s Control Assessment process (as described under “Citi’s Compliance Organization” above) to help managers self-assess key operational risks and controls and identify and address weaknesses in the design and/or operating effectiveness of internal controls that mitigate significant operational risks.
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
An Operational Risk Council provides oversight for operational risk across Citigroup. The council’s members include senior members of Citi’s Franchise Risk and Strategy group and Citi’s Chief Risk Officer’s organization covering multiple dimensions of risk management, with representatives of the Business and Regional Chief Risk Officers’ organizations. The council’s focus is on identification and mitigation of operational risk and related incidents. The council works with the business segments and the control functions (e.g., Compliance, Finance, Risk and Legal) with the objective of ensuring a transparent, consistent and comprehensive framework for managing operational risk globally.
In addition, Operational Risk Management, within Citi’s Franchise Risk and Strategy group, proactively assists the businesses, operations and technology and the other independent control groups in enhancing the effectiveness of controls and managing operational risks across products, business lines and regions.

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

COUNTRY AND CROSS-BORDER RISK

OVERVIEW
Generally, country risk is the risk that an event in a country (precipitated by developments internal or external to a country) could directly or indirectly impair the value of Citi’s franchise or adversely affect the ability of obligors within that country to honor their obligations to Citi, any of which could negatively impact Citi’s results of operations or financial condition. Country risk events could include sovereign volatility or defaults, banking failures or defaults and/or redenomination events (which could be accompanied by a revaluation (either devaluation or appreciation) of the affected currency). While there is some overlap, cross-border risk is generally the risk that actions taken by a non-U.S. government may prevent the conversion of local currency into non-local currency (i.e., exchange controls) and/or the transfer of funds outside the country, among other risks, thereby impacting the ability of Citigroup and its customers to transact business across borders.
Certain of the events described above could result in mandatory loan loss and other reserve requirements imposed by U.S. regulators due to a particular country’s economic situation. While Citi continues to work to mitigate its exposures to potential country and cross-border risk events, the impact of any such event is highly uncertain and will ultimately be based on the specific facts and circumstances. As a result, there can be no assurance that the various steps Citi has taken to mitigate its exposures and risks and/or protect its businesses, results of operations and financial condition against these events will be sufficient. In addition, there could be negative impacts to Citi’s businesses, results of operations or financial condition that are currently unknown to Citi and thus cannot be mitigated as part of its ongoing contingency planning.
For additional information on country and cross-border risk at Citi, including its risk management processes, see “Managing Global Risk” above. See also “Risk Factors” above.

COUNTRY RISK

Emerging Markets Exposures
Citi generally defines emerging markets as countries in Latin America, Asia (other than Japan, Australia and New Zealand), central and eastern Europe, the Middle East and Africa.
The following table presents Citicorp’s principal emerging markets assets as of December 31, 2014. For purposes of the table below, loan amounts are generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. Trading account assets and investment securities are generally categorized below based on the domicile of the issuer of the security or the underlying reference entity.

	As of December 31, 2014					As of Sept. 30, 2014	As of Dec. 31, 2013	GCB NCL Rate
In billions of dollars	Trading Account Assets(1)	Investment Securities(2)	ICG Loans(3)(4)	GCB Loans(3)	Aggregate(5)	Aggregate(5)	Aggregate(5)	4Q’14	3Q’14	4Q’13
Mexico(6)	$2.8	$20.3	$9.0	$28.0	$60.0	$67.6	$74.2	5.7%	4.9%	4.2%
Korea	(0.9)	9.9	3.2	23.5	35.7	39.0	39.9	0.8	0.9	1.2
Singapore	0.4	5.9	8.0	14.4	28.8	31.4	29.1	0.2	0.2	0.3
Hong Kong	1.3	4.2	10.2	10.7	26.3	27.1	25.7	0.5	0.6	0.4
Brazil	3.8	3.4	15.1	3.9	26.2	27.4	25.6	6.8	5.5	5.7
India	2.2	7.7	9.7	6.1	25.6	25.2	25.7	0.9	0.8	1.0
China	2.5	3.5	11.2	4.9	22.0	22.3	20.8	0.9	0.3	0.6
Taiwan	1.4	0.9	4.4	7.2	13.9	14.1	14.4	0.2	0.1	0.2
Poland	1.1	4.5	1.5	2.9	10.0	11.2	11.2	(1.7)	0.2	0.2
Malaysia	0.8	0.6	1.6	5.5	8.5	9.4	8.9	0.7	0.6	0.6
Russia(7)	0.3	0.5	4.6	1.2	6.5	8.8	10.3	2.8	2.8	1.8
Indonesia	0.2	0.8	4.1	1.3	6.5	7.1	6.4	3.3	2.2	2.0
Turkey(8)	0.4	1.8	2.8	0.8	5.7	5.4	4.9	(0.1)	(0.1)	0.1
Colombia	—	0.4	2.5	2.0	4.9	5.2	5.4	3.4	3.5	4.9
Thailand	0.3	1.2	1.1	2.1	4.6	4.9	4.8	2.8	2.6	2.0
UAE	(0.1)	—	3.0	1.5	4.4	4.3	4.1	1.9	2.6	2.4
South Africa	0.6	0.7	2.0	—	3.3	3.0	2.0	—	—	—
Philippines	0.4	0.4	1.3	1.0	3.1	3.2	3.1	3.8	4.2	3.3
Argentina(7)	0.1	0.3	1.5	1.1	3.0	2.7	2.8	1.0	1.0	1.1
Peru	(0.1)	0.2	1.7	0.5	2.2	2.2	2.1	3.6	3.5	3.3

Note: Aggregate may not cross-foot due to rounding.

(1)	Trading account assets are shown on a net basis. Citi’s trading account assets will vary as it maintains inventory consistent with customer needs.

(2)	Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost.

(3)
Reflects funded loans, net of unearned income. In addition to the funded loans disclosed in the table above, through its ICG businesses, Citi had unfunded commitments to corporate customers in the emerging markets of approximately $34 billion as of December 31, 2014 (approximately unchanged from September 30, 2014 and down from approximately $37 billion as of December 31, 2013); no single country accounted for more than $4 billion of this amount.

(4)
As of December 31, 2014, non-accrual loans represented 0.6% of total ICG loans in the emerging markets. For the countries in the table above, non-accrual loan ratios as of December 31, 2014 ranged from 0.0% to 0.4%, other than in Hong Kong and Brazil. In Hong Kong, the non-accrual loan ratio was 1.6% as of December 31, 2014 (compared to 1.5% and 2.5% as of September 30, 2014 and December 31, 2013, respectively), primarily reflecting the impact of one counterparty. In Brazil, the non-accrual loan ratio was 1.0% as of December 31, 2014 (compared to 1.6% and 0.3% as of September 30, 2014 and December 31, 2013, respectively), primarily reflecting the impact of one counterparty.

(5) Aggregate of Trading account assets, Investment securities, ICG loans and GCB loans.
(6) 4Q’14 NCL rate included a charge-off of approximately $70 million related to homebuilder exposure that was fully offset with previously established reserves.

(7)	For additional information on certain risks relating to Russia and Argentina, see “Cross-Border Risk” below.

(8)	Investment securities in Turkey include Citi’s remaining $1.6 billion investment in Akbank T.A.S. For additional information, see Note 14 to the Consolidated Financial Statements.

Emerging Markets Trading Account Assets and Investment Securities
In the ordinary course of business, Citi holds securities in its trading accounts and investment accounts, including those above. Trading account assets are marked-to-market daily, with asset levels varying as Citi maintains inventory consistent with customer needs. Investment securities are recorded at either fair value or historical cost, based on the underlying accounting treatment, and are predominantly held as part of the local entity asset and liability management program, or to comply with local regulatory requirements. In the markets in the table above, 96% of Citi’s investment securities were related to sovereign issuers as of December 31, 2014.

Emerging Markets Consumer Lending
GCB’s strategy within the emerging markets is consistent with GCB’s overall strategy, which is to leverage its global footprint to serve its target clients. The retail bank seeks to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. Commercial banking generally serves small- and middle-market enterprises operating in GCB’s geographic markets, focused on clients that value Citi’s global capabilities. Overall, Citi believes that its customers are more resilient than the overall market under a wide range of economic conditions. Citi’s consumer business has a well-established risk appetite framework across geographies and products that reflects the business strategy and activities and establishes boundaries around the key risks that arise from the strategy and activities.
As of December 31, 2014, GCB had approximately $123 billion of consumer loans outstanding to borrowers in the emerging markets, or approximately 41% of GCB’s total loans, compared to $128 billion (43%) and $127 billion (42%) as of September 30, 2014 and December 31, 2013, respectively. Of the approximate $123 billion as of December 31, 2014, the five largest emerging markets—Mexico, Korea, Singapore, Hong Kong and Taiwan—comprised approximately 28% of GCB’s total loans.
Within the emerging markets, 29% of Citi’s GCB loans were mortgages, 26% were commercial markets loans, 24% were personal loans and 22% were credit cards loans, each as of December 31, 2014.
Overall consumer credit quality remained generally stable in the fourth quarter of 2014, as net credit losses in the emerging markets were 2.2% of average loans, compared to 2.1% and 1.9% in the third quarter of 2014 and fourth quarter of 2013, respectively, consistent with Citi’s target market strategy and risk appetite framework.

Emerging Markets Corporate Lending
Consistent with ICG’s overall strategy, Citi’s corporate clients in the emerging markets are typically large, multinational corporations that value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. Citi believes that its target corporate segment is more resilient under a wide range of economic conditions, and that its relationship-based approach to client service enables it to effectively manage the risks inherent in such relationships. Citi has a well-established risk appetite framework around its corporate lending activities, including risk-based limits and approval authorities and portfolio concentration boundaries.
As of December 31, 2014, ICG had approximately $118 billion of loans outstanding to borrowers in the emerging markets, representing approximately 43% of ICG total loans outstanding, compared to $125 billion (45%) and $126 billion (47%) as of September 30, 2014 and December 31, 2013, respectively. No single emerging market country accounted for more than 6% of Citi’s ICG loans as of the end of the fourth quarter of 2014.
As of December 31, 2014, approximately 70% of Citi’s emerging markets corporate credit portfolio (excluding private bank in ICG), including loans and unfunded lending commitments, was rated investment grade, which Citi considers to be ratings of BBB or better according to its internal risk measurement system and methodology (for additional information on Citi’s internal risk measurement system for corporate credit, see “Corporate Credit Details” above). The vast majority of the remainder was rated BB or B according to Citi’s internal risk measurement system and methodology.
Overall ICG net credit losses in the emerging markets were 0.4% of average loans in the fourth quarter of 2014, compared to 0.0% in each of the third quarter of 2014 and fourth quarter of 2013, primarily driven by a charge-off related to a single exposure. The ratio of non-accrual ICG loans to total loans in the emerging markets remained stable at 0.6% as of December 31, 2014.

CROSS-BORDER RISK
FFIEC—Cross Border Outstandings
Citi’s cross-border disclosures are based on the country exposure bank regulatory reporting guidelines of the Federal Financial Institutions Examination Council (FFIEC), as revised in December 2013. The following summarizes some of the FFIEC key reporting guidelines:

•	Amounts are based on the domicile of the ultimate obligor, counterparty, collateral, issuer or guarantor, as applicable.

•
Amounts do not consider the benefit of collateral received for securities financing transactions (i.e., repurchase agreements, reverse repurchase agreements and securities loaned and borrowed) and are reported based on notional amounts.

•
Netting of derivatives receivables and payables, reported at fair value, is permitted, but only under a legally binding netting agreement with the same specific counterparty, and does not include the benefit of margin received or hedges.

•	The netting of long and short positions for AFS securities and trading portfolios is not permitted.

•	Credit default swaps (CDS) are included based on the gross notional amount sold and purchased and do not include any offsetting CDS on the same underlying entity.

•	Loans are reported without the benefit of hedges.

Given the requirements noted above, Citi’s FFIEC cross-border exposures and total outstandings tend to fluctuate, in some cases, significantly, from period to period. As an example, because total outstandings under FFIEC guidelines do not include the benefit of margin or hedges, market volatility in interest rates, foreign exchange rates and credit spreads may cause significant fluctuations in the level of total outstandings, all else being equal.

The tables below set forth each country whose total outstandings exceeded 0.75% of total Citigroup assets as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Cross-Border Claims on Third Parties and Local Country Assets
In billions of U.S. dollars	Banks	Public	NBFIs(1)	Other (Corporate and Households)	Trading Assets(2)	Short Term Claims(2)	Total Outstanding(3)	Commitments and Guarantees(4)	Credit Derivatives Purchased(5)	Credit Derivatives Sold(5)
United Kingdom	$23.9	$18.0	$47.0	$27.7	$12.8	$62.4	$116.6	$19.0	$104.0	$105.5
Mexico	7.9	29.7	6.5	37.3	8.9	41.4	81.4	4.6	6.8	6.4
Japan	12.8	32.0	9.6	4.6	7.0	42.3	59.0	4.3	22.6	21.7
Cayman Islands	0.1	—	47.5	3.3	2.0	35.8	50.9	2.1	—	—
France	23.2	3.5	16.2	6.1	7.0	29.7	49.0	12.5	87.0	88.0
Korea	1.1	18.5	1.0	27.5	2.2	39.3	48.1	14.6	11.4	9.3
Germany	12.4	17.3	3.1	6.1	6.6	16.1	38.9	10.7	80.0	81.0
China	8.9	10.5	2.2	13.7	5.2	24.5	35.3	1.6	11.5	12.0
India	5.8	11.4	2.7	15.1	5.9	23.2	35.0	4.2	1.8	1.5
Australia	8.0	5.3	3.6	17.0	6.6	12.5	33.9	10.7	12.1	11.7
Singapore	2.5	7.9	6.4	17.0	0.6	20.2	33.8	1.8	1.4	1.3
Brazil	5.1	11.5	1.1	14.7	4.6	20.5	32.4	5.7	11.9	10.2
Netherlands	8.7	7.6	8.4	7.2	2.3	11.3	31.9	7.0	30.4	30.6
Hong Kong	1.1	8.0	2.6	15.2	3.4	15.9	26.9	2.4	2.6	1.9
Canada	6.6	4.5	6.0	7.3	4.7	11.1	24.4	7.6	6.7	7.1
Switzerland	5.0	13.7	0.7	4.0	0.4	16.2	23.4	4.6	25.9	26.4
Taiwan	1.9	6.9	1.1	9.8	1.7	13.3	19.7	13.3	0.1	—
Italy	2.0	12.1	0.8	0.9	4.6	5.9	15.8	3.5	71.3	68.3
Ireland	4.6	0.4	8.0	1.8	1.3	8.9	14.8	2.9	4.3	4.2

	December 31, 2013
	Cross-Border Claims on Third Parties and Local Country Assets
In billions of U.S. dollars	Banks	Public	NBFIs(1)	Other (Corporate and Households)	Trading Assets(2)	Short Term Claims(2)	Total Outstanding(3)	Commitments and Guarantees(4)	Credit Derivatives Purchased(5)	Credit Derivatives Sold(5)
United Kingdom	$29.4	$12.3	$37.8	$31.6	$14.5	$62.9	$111.1	$17.7	$119.2	$119.4
Mexico	6.8	37.1	5.9	40.8	8.2	42.5	90.6	5.4	6.2	6.3
Japan	14.9	29.0	12.8	6.4	11.4	45.0	63.1	3.5	23.8	22.7
Cayman Islands	0.2	—	46.5	6.6	2.9	41.8	53.3	1.3	0.1	—
France	19.7	2.8	13.9	5.9	5.3	28.8	42.3	12.3	100.6	98.8
Korea	1.5	16.3	0.5	28.9	2.8	35.8	47.2	19.1	11.7	9.5
Germany	11.7	18.5	1.9	4.8	6.5	20.3	36.9	9.4	98.6	97.6
China	9.3	8.7	1.9	12.7	3.1	23.0	32.6	1.6	7.3	7.6
India	6.7	10.9	1.3	15.0	4.8	23.1	33.9	3.8	2.2	2.0
Australia	7.2	4.0	5.1	18.1	7.5	13.6	34.4	11.9	15.5	14.6
Singapore	2.3	9.4	1.4	16.1	0.8	14.0	29.2	2.1	1.4	1.3
Brazil	3.8	11.0	0.3	17.1	5.1	23.6	32.2	7.3	7.7	7.3
Netherlands	7.6	8.6	3.3	6.5	2.8	14.2	26.0	8.0	35.8	35.1
Hong Kong	1.7	7.5	2.6	15.2	3.7	16.4	27.0	2.1	2.6	2.4
Canada	4.5	4.1	3.6	8.2	4.9	10.8	20.4	7.3	6.6	6.3
Switzerland	4.2	9.6	0.8	4.6	0.6	14.5	19.2	5.7	32.2	31.9
Taiwan	1.6	7.0	0.3	9.9	1.6	11.7	18.8	14.0	0.2	0.1
Italy	2.8	15.0	0.4	1.3	6.3	7.0	19.5	3.2	78.9	72.4
Ireland	5.0	0.7	4.0	1.5	1.5	8.1	11.2	2.6	4.1	4.1

(1)	Non-bank financial institutions.

(2)	Included in total outstanding.

(3)
Total outstanding includes cross-border claims on third parties, as well as local country assets. Cross-border claims on third parties includes cross-border loans, securities, deposits with banks and other monetary assets, as well as net revaluation gains on foreign exchange and derivative products.

(4)
Commitments (not included in total outstanding) include legally binding cross-border letters of credit and other commitments and contingencies as defined by the FFIEC guidelines. The FFIEC definition of commitments includes commitments to local residents to be funded with local currency liabilities originated within the country.

(5)	CDS are not included in total outstanding.

Argentina
Since 2011, the Argentine government has been tightening its foreign exchange controls. As a result, Citi’s access to U.S. dollars and other foreign currencies, which apply to capital repatriation efforts, certain operating expenses and discretionary investments offshore, is limited.
As of December 31, 2014, Citi’s net investment in its Argentine operations was approximately $780 million, compared to $720 million at each of September 30, 2014 and December 31, 2013. During 2014, Citi Argentina paid dividends to Citi of approximately $60 million.
Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. According to the official exchange rate, the Argentine peso devalued to 8.55 pesos to one U.S. dollar at December 31, 2014 compared to 8.43 pesos to one U.S. dollar at September 30, 2014 and 6.52 to one U.S. dollar at December 31, 2013. It is expected that the devaluation of the Argentine peso will continue for the foreseeable future.
The impact of devaluations of the Argentine peso on Citi’s net investment in Argentina is reported as a translation loss in stockholders’ equity offset, to the extent hedged, by:

•	gains or losses recorded in stockholders’ equity on net investment hedges that have been designated as, and qualify for, hedge accounting under ASC 815 Derivatives and Hedging; and

•	gains or losses recorded in earnings for its U.S. dollar-denominated monetary assets or currency futures held in Argentina that do not qualify as net investment hedges under ASC 815.

At December 31, 2014, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.51 billion (pretax), which were recorded in stockholders’ equity. This compared to $1.46 billion (pretax) as of September 30, 2014 and $1.30 billion (pretax) as of December 31, 2013. The cumulative translation losses would not be reclassified into earnings unless realized upon sale or liquidation of substantially all of Citi’s Argentine operations.
As noted above, Citi hedges currency risk in its net investment in Argentina to the extent possible and prudent. Suitable hedging alternatives have become less available and more expensive and may not be available in the future to offset future currency devaluation. As of December 31, 2014, Citi’s total hedges against its net investment in Argentina were approximately $810 million (compared to $920 million as of September 30, 2014 and $940 million as of December 31, 2013). Of this amount, approximately $420 million consisted of foreign currency forwards that were recorded as net investment hedges under ASC 815 (compared to approximately $430 million as of September 30, 2014 and $160 million as of December 31, 2013). The remaining hedges of approximately $390 million as of December 31, 2014 (compared to $490 million as of September 30, 2014 and $780 million as of December 31, 2013) were net U.S. dollar-denominated assets and foreign currency futures in Citi Argentina that do not qualify for hedge accounting under ASC 815. The increase in ASC 815 designated foreign currency forwards, which are held outside Argentina and generally more expensive for Citi, and the decline in the non-ASC 815 qualifying hedges held in Citi Argentina, were due to increased foreign currency limitations imposed by the Argentine government during 2014 that have limited Citi’s ability to hold U.S. dollar hedges in Argentina.
Although Citi currently uses the Argentine peso as the functional currency for its operations in Argentina, an increase in inflation resulting in a cumulative three-year inflation rate of 100% or more would result in a change in the functional currency to the U.S. dollar. Citi bases its evaluation of the cumulative three-year inflation rate on the official inflation statistics published by INDEC, the Argentine government’s statistics agency. The cumulative three-year inflation rate as of December 31, 2014, based on statistics published by INDEC, was approximately 52% (compared to 50% as of September 30, 2014). The official inflation statistics are believed to be underestimated, however, and unofficial inflation statistics suggest the cumulative three-year inflation rate was approximately 123% as of December 31, 2014 (compared to approximately 119% as of September 30, 2014). While a change in the functional currency to the U.S. dollar would not result in any immediate gains or losses to Citi, it would result in future devaluations of the Argentine peso being recorded in earnings for Citi’s Argentine peso-denominated assets and liabilities.
As of December 31, 2014, Citi had total third-party assets of approximately $4.1 billion in Citi Argentina (compared to approximately $3.8 billion at September 30, 2014 and $3.9 billion at December 31, 2013), primarily composed of corporate and consumer loans and cash on deposit with and short-term paper issued by the Central Bank of Argentina. A significant portion of these assets was funded with local deposits. Included in the total assets were U.S. dollar-denominated assets of approximately $550 million, compared to approximately $520 million at September 30, 2014 and $920 million at December 31, 2013. (For additional information on Citi’s exposures related to Argentina, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Argentina, based on the methodology described in such section. As described in such section, these assets totaled approximately $3.0 billion as of December 31, 2014. Approximately $190 million of such exposure is held by non-Argentine Citi subsidiaries and thus is not included in the $4.1 billion amount set forth above, which pertains only to Citi Argentina, as disclosed.)
As widely reported, Argentina is currently engaged in litigation in the U.S. with certain “holdout” bond investors who did not accept restructured bonds in the restructuring of Argentine debt after Argentina defaulted on its sovereign obligations in 2001. Based on U.S. court rulings to date, Argentina has been ordered to negotiate a settlement with “holdout” bond investors and, absent a negotiated settlement, not pay interest on certain of its restructured bonds unless it simultaneously pays all amounts owed to the “holdout” investors that are the subject of the litigation. During the third quarter of 2014, Argentina’s June 30, 2014 interest payment on certain of the restructured bonds was not paid by the trustee as such payment would have violated U.S. court orders and, as a result, Argentina has been deemed to be in technical default.
The ongoing economic and political situation in Argentina could negatively impact Citi’s results of operations, including revenues in its foreign exchange business and/or potentially increase its funding costs. It could also lead to further governmental intervention or regulatory restrictions on foreign investments in Argentina, including further devaluation of the Argentine peso, further limits to foreign currency holdings or hedging activities, or the potential redenomination of certain U.S. dollar assets and liabilities into Argentine pesos, which could be accompanied by a devaluation of the Argentine peso. In addition, in January 2015, U.S. regulators informed Citi of its decision to downgrade Argentina’s transfer risk rating, which will result in mandatory transfer risk reserve requirements to be recognized in the first quarter of 2015.
Further, as widely reported, Citi acts as a custodian in Argentina for certain of the restructured bonds that are part of the “holdout” bond litigation; specifically, U.S. dollar denominated restructured bonds governed by Argentina law and payable in Argentina. During the third quarter of 2014, the U.S. court overseeing the Argentina litigation ruled that Citi Argentina’s payment of interest on these bonds, as custodian, was covered by the court’s order and thus could not be made without violating the order prohibiting the payments. While the court has granted a stay and permitted Citi Argentina to make the required 2014 interest payments, future interest payments on these bonds could place Citi Argentina in violation of the court’s order, absent relief from the court. Conversely, Citi Argentina’s failure to pay future interest on these bonds could result in significant negative consequences to Citi’s franchise in Argentina, including sanctions, confiscation of assets, criminal charges, or even loss of licenses in Argentina, as well as expose Citi and Citi Argentina to litigation. The next interest payment on the bonds for which Citi Argentina serves as custodian is due March 31, 2015.

Venezuela
Since 2003, the Venezuelan government has implemented and operated restrictive foreign exchange controls. These exchange controls have limited Citi’s ability to obtain U.S. dollars in Venezuela; Citi has not been able to acquire U.S. dollars from the Venezuelan government since 2008.
As of December 31, 2014, the Venezuelan government operates three separate official foreign exchange rates:

•	the preferential foreign exchange rate offered by the National Center for Foreign Trade (CENCOEX), fixed at 6.3 bolivars to one U.S. dollar;

•	the SICAD I rate, which was 12 bolivars to one U.S. dollar; and

•	beginning in the second quarter of 2014, the SICAD II rate, which was 50 bolivars to one U.S. dollar.

On February 10, 2015, the Venezuelan government published changes to its foreign exchange controls, which continue to maintain a three-tiered system. The new exchange controls maintain the CENCOEX rate at 6.3 bolivars per U.S. dollar; however, the new exchange controls merge SICAD II into SICAD I, which will be referred to as “SICAD.” The SICAD auctions will begin at 12 bolivars per U.S. dollar and are expected to devalue progressively in the future. In addition, the new exchange controls establish the Marginal Foreign Exchange System (SIMADI), which is intended to be a free floating exchange. The SIMADI exchange limits the volume of foreign currency that companies can purchase each month, and banks and brokers, which include Citi, are prohibited from accessing this market for their own needs.
Citi uses the U.S. dollar as the functional currency for its operations in Venezuela. As of December 31, 2014, Citi uses the SICAD I rate to remeasure its net bolivar-denominated monetary assets as the SICAD I rate is the only rate at which Citi is legally eligible to acquire U.S. dollars from CENCOEX, despite the limited availability of U.S. dollars and although the SICAD I rate may not necessarily be reflective of economic reality. Re-measurement of Citi’s bolivar-denominated assets and liabilities due to changes in the exchange rate is recorded in earnings. Further devaluation in the SICAD I exchange rate, a change by Citi to a less favorable rate or other changes to the foreign exchange mechanisms would result in foreign exchange losses in the period in which such devaluation or changes occur.
At December 31, 2014, Citi’s net investment in its Venezuelan operations was approximately $180 million (unchanged from September 30, 2014 and compared to $240 million at December 31, 2013), which included net monetary assets denominated in Venezuelan bolivars of approximately $140 million (compared to approximately $130 million at September 30, 2014 and $220 million at December 31, 2013). Total third-party assets of Citi Venezuela were approximately $900 million at December 31, 2014 (unchanged from September 30, 2014 and a decrease from $1.2 billion as of December 31, 2013), primarily composed of cash on deposit with the Central Bank of Venezuela, corporate and consumer loans, and government bonds. A significant portion of these assets was funded with local deposits.

Russia
Russia's engagement in recent events in Ukraine has continued to be a cause of concern to investors in Russian assets and parties doing business in Russia or with Russian entities, including as a result of the potential risk of wider repercussions on the Russian economy and trade and investment as well as the imposition of additional sanctions, such as asset freezes, involving Russia or against Russian entities, business sectors, individuals or otherwise. The Russian ruble has depreciated 43% against the U.S. dollar from September 30, 2014 to December 31, 2014, and over the same period, the MICEX Index of leading Russian stocks decreased 1% in ruble terms.
Citi operates in Russia through a subsidiary of Citibank, N.A., which uses the Russian ruble as its functional currency. Citi's net investment in Russia was approximately $1.1 billion at December 31, 2014, compared to $1.6 billion at September 30, 2014. Substantially all of Citi’s net investment was hedged (subject to related tax adjustments) as of December 31, 2014, using forward foreign exchange contracts. Total third-party assets of the Russian Citibank subsidiary were approximately $6.1 billion as of December 31, 2014, compared to $7.4 billion at September 30, 2014. These assets were primarily composed of corporate and consumer loans, local government debt securities, and cash on deposit with the Central Bank of Russia. A significant majority of these third-party assets were funded with local deposit liabilities.
For additional information on Citi’s exposures related to Russia, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Russia, based on the methodology described in such section. As disclosed in such section, these assets totaled approximately $6.5 billion as of December 31, 2014. Approximately $2.7 billion of such exposure is held on non-Russian Citi subsidiaries and thus is not included in the $6.1 billion amount set forth above, which pertains only to the Russian Citibank subsidiary, as disclosed.

Greece
As of December 31, 2014, Citi had total third-party assets and liabilities of approximately $36 million and $915 million, respectively, in Citi’s Greek branch. Included in the total third-party assets and liabilities as of such date were non-euro denominated assets and liabilities of $0.3 million and $174 million, respectively.
Greece elected a new government in January 2015. As a result of the impact of austerity measures on Greece, the newly elected government has committed to renegotiating the country’s debt with the European Union and the International Monetary Fund. If these negotiations are unsuccessful, it could lead to Greece’s defaulting on its debt obligations and possibly even to a withdrawal of Greece from the European Monetary Union (EMU).

If Greece were to leave the EMU, certain of its obligations could be redenominated from the euro to a new country currency (e.g., drachma). While alternative scenarios could develop, redenomination could be accompanied by an immediate devaluation of the new currency as compared to the euro and the U.S. dollar.
Citi is exposed to potential redenomination and devaluation risks arising from (i) euro-denominated assets and/or liabilities located or held within Greece that are governed by local country law (local exposures), as well as (ii) other euro-denominated assets and liabilities, such as loans and securitized products, between entities outside of Greece and a client within Greece that are governed by local country law (offshore exposures).
If Greece were to withdraw from the EMU, and assuming a symmetrical redenomination and devaluation occurred, Citi believes its risk of loss would be limited as its liabilities subject to redenomination exceeded assets held both locally and offshore as of December 31, 2014. However, the actual assets and liabilities that could be subject to redenomination and devaluation risk, as well as whether any redenomination is asymmetrical, are subject to substantial legal and other uncertainty. In addition, other events outside of Citi’s control—such as the extent of any deposit flight and devaluation, imposition by U.S. regulators of mandatory loan reserve requirements or any functional currency change and the accounting impact thereof—could further negatively impact Citi in such an event.

SIGNIFICANT ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Note 1 to the Consolidated Financial Statements contains a summary of Citigroup’s significant accounting policies, including a discussion of recently issued accounting pronouncements. These policies, as well as estimates made by management, are integral to the presentation of Citi’s results of operations and financial condition. While all of these policies require a certain level of management judgment and estimates, this section highlights and discusses the significant accounting policies that require management to make highly difficult, complex or subjective judgments and estimates at times regarding matters that are inherently uncertain and susceptible to change (see also “Risk Factors—Business and Operational Risks” above). Management has discussed each of these significant accounting policies, the related estimates, and its judgments with the Audit Committee of the Citigroup Board of Directors. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements.

Valuations of Financial Instruments
Citigroup holds debt and equity securities, derivatives, retained interests in securitizations, investments in private equity and other financial instruments. Substantially all of these assets and liabilities are reflected at fair value on Citi’s
Consolidated Balance Sheet.
Citi purchases securities under agreements to
resell (reverse repos) and sells securities under agreements to repurchase (repos), a majority of which are carried at
fair value. In addition, certain loans, short-term borrowings, long-term debt and deposits, as well as certain securities
borrowed and loaned positions that are collateralized with
cash, are carried at fair value. Citigroup holds its investments, trading assets and liabilities, and resale and repurchase
agreements on the Consolidated Balance Sheet to meet
customer needs and to manage liquidity needs, interest rate risks and private equity investing.
When available, Citi generally uses quoted market prices to determine fair value and classifies such items within Level 1 of the fair value hierarchy established under ASC 820-10, Fair Value Measurement. If quoted market prices are not available, fair value is based upon internally developed valuation models that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates and option volatilities. Such models are often based on a discounted cash flow analysis. In addition, items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified under the fair value hierarchy as Level 3 even though there may be some significant inputs that are readily observable.
The credit crisis caused some markets to become illiquid, thus reducing the availability of certain observable data used by Citi’s valuation techniques. This illiquidity, in at least certain markets, continued through 2014. When or if liquidity returns to these markets, the valuations will revert to using the related observable inputs in verifying internally calculated values.
Citi is required to exercise subjective judgments relating to the applicability and functionality of internal valuation models, the significance of inputs or value drivers to the valuation of an instrument, and the degree of illiquidity and subsequent lack of observability in certain markets. These judgments have the potential to impact the Company’s financial performance for instruments where the changes in fair value are recognized in either the Consolidated Statement of Income or in Accumulated other comprehensive income (loss) (AOCI).
Moreover, for certain investments, decreases in fair value are only recognized in earnings in the Consolidated Statement of Income if such decreases are judged to be an other-than-temporary impairment (OTTI). Adjudicating the temporary nature of fair value impairments is also inherently judgmental.
The fair value of financial instruments incorporates the effects of Citi’s own credit risk and the market view of counterparty credit risk, the quantification of which is also complex and judgmental. For additional information on Citi’s fair value analysis, see Notes 1, 6, 25 and 26 to the Consolidated Financial Statements.

Allowance for Credit Losses
Management provides reserves for an estimate of probable losses inherent in the funded loan portfolio and in unfunded loan commitments and standby letters of credit on the Consolidated Balance Sheet in the Allowance for loan losses and in Other liabilities, respectively.
Estimates of these probable losses are based upon (i) Citigroup’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major credit rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2013, and internal data dating to the early 1970s on severity of losses in the event of default. Adjustments may be made to this data, including (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio; and (ii) adjustments made for specifically known items, such as current environmental factors and credit trends.
In addition, representatives from both the risk management and finance staffs who cover business areas with delinquency-managed portfolios containing smaller homogeneous loans present their recommended reserve balances based upon leading credit indicators, including loan delinquencies and changes in portfolio size, as well as economic trends, including housing prices, unemployment and GDP. This methodology is applied separately for each individual product within each geographic region in which these portfolios exist.
This evaluation process is subject to numerous estimates and judgments. The frequency of default, risk ratings, loss recovery rates, the size and diversity of individual large credits, and the ability of borrowers with foreign currency obligations to obtain the foreign currency necessary for orderly debt servicing, among other things, are all taken into account during this review. Changes in these estimates could have a direct impact on Citi’s credit costs and the allowance in any period.
For a further description of the loan loss reserve and related accounts, see Notes 1 and 16 to the Consolidated Financial Statements.

Goodwill
Citi tests goodwill for impairment annually on July 1 and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount, such as a significant adverse change in the business climate, a decision to sell or dispose of all or a significant portion of a reporting unit, or a significant decline in Citi’s stock price. No goodwill impairment was recorded during 2014, 2013 and 2012.
As of December 31, 2014, Citigroup consists of the following business segments: Global Consumer Banking, Institutional Clients Group, Corporate/Other and Citi Holdings. Goodwill impairment testing is performed at the level below the business segment (referred to as a reporting unit). Goodwill is allocated to Citi’s eight reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it generally no longer retains its identification with a particular acquisition, but instead becomes identified with the reporting unit as a whole. As a result, all of the fair value of each reporting unit is available to support the allocated goodwill.
The carrying value used in the impairment test for each
reporting unit is derived by allocating Citigroup’s total
stockholders’ equity to each component (defined below) of the
Company based on regulatory capital and tangible common
equity assessed for each component. The assigned carrying
value of the eight reporting units and Corporate/Other
(together the “components”) is equal to Citigroup’s total
stockholders’ equity. Regulatory capital is derived using each component’s Basel III risk-weighted assets. Specifically
identified Basel III capital deductions are then added to the components’ regulatory capital to assign Citigroup’s total
Tangible Common Equity. In allocating Citigroup’s total
stockholders’ equity to each component, the reported goodwill and intangibles associated with each reporting unit are
specifically included in the carrying amount of the respective reporting units and the remaining stockholders’ equity is then allocated to each component based on the relative tangible
common equity associated with each component.
Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings multiples and/or transaction multiples) and/or the income
approach (discounted cash flow (DCF) method). In applying
these methodologies, Citi utilizes a number of factors,
including actual operating results, future business plans,
economic projections, and market data. Citi prepares a formal three-year plan for its businesses on an annual basis. These projections incorporate certain external economic projections developed at the point in time the plan is developed. For the purpose of performing any impairment test, the most recent
three-year forecast available is updated by Citi to reflect
current economic conditions as of the testing date. Citi used the updated long-range financial forecasts as a basis for its annual goodwill impairment test. Management may engage an
independent valuation specialist to assist in Citi’s valuation process.
Citigroup engaged an independent valuation specialist in
2013 and 2014 to assist in Citi’s valuation for most of the
reporting units employing both the market approach and DCF
method. Citi believes that the DCF method, using
management projections for the selected reporting units and an appropriate risk-adjusted discount rate, is most reflective of a market participant’s view of fair values given current market conditions. For the reporting units where both methods were
utilized in 2013 and 2014, the resulting fair values were
relatively consistent and appropriate weighting was given to outputs from both methods.
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
Since none of the Company’s reporting units are publicly
traded, individual reporting unit fair value determinations
cannot be directly correlated to Citigroup’s common stock
price. The sum of the fair values of the reporting units at July
1, 2014 exceeded the overall market capitalization of Citi as of
July 1, 2014. However, Citi believes that it is not
meaningful to reconcile the sum of the fair values of the
Company’s reporting units to its market capitalization due to several factors. The market capitalization of Citigroup reflects the execution risk in a transaction involving Citigroup due to its size. However, the individual reporting units’ fair values are not subject to the same level of execution risk or a business model that is perceived to be as complex.
See Note 17 to the Consolidated Financial Statements for additional information on goodwill, including the changes in the goodwill balance year-over-year and the reporting unit goodwill balances as of December 31, 2014.
During the fourth quarter of 2014, Citi announced its intention to exit its consumer businesses in 11 markets in Latin America, Asia and EMEA, as well as its consumer finance business in Korea. Citi also announced its intention to exit several non-core transactions businesses within ICG. These businesses were transferred to Citi Holdings effective January 1, 2015. Goodwill balances associated with the transfers were allocated to each of the component businesses based on their relative fair values to the legacy reporting units.
As required by ASC 350, a goodwill impairment test is being performed as of January 1, 2015 under the legacy and new reporting structures, which may result in an impairment for one or more of the new reporting units. Such impairment, if any, is not expected to be significant.

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

DTAs
At December 31, 2014, Citi had recorded net DTAs of $49.5 billion, a decrease of $3.3 billion (including approximately $400 million in the fourth quarter of 2014) from $52.8 billion at December 31, 2013. The decrease in total DTAs year-over-year was primarily due to the earnings in Citicorp. Foreign tax credits (FTCs) composed approximately $17.6 billion of Citi’s DTAs as of December 31, 2014, compared to approximately $19.6 billion as of December 31, 2013. The decrease in FTCs year-over-year was due to the generation of U.S. taxable income and represented $2.0 billion of the $3.3 billion decrease in Citi’s overall DTAs noted above. The FTCs carry-forward periods represent the most time-sensitive component of Citi’s DTAs. Accordingly, in 2015, Citi will continue to prioritize reducing the FTC carry-forward component of the DTAs. Secondarily, Citi’s actions will focus on reducing other DTA components and, thereby, reduce the total DTAs.
While Citi’s net total DTAs decreased year-over-year, the time remaining for utilization has shortened, given the passage of time, particularly with respect to the FTCs component of the DTAs. Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $49.5 billion at December 31, 2014 is more-likely-than-not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. In general, Citi would need to generate approximately $81 billion of U.S. taxable income during the FTCs carry-forward periods to prevent Citi’s DTAs from expiring. Citi’s net DTAs will decline primarily as additional domestic GAAP taxable income is generated.

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
Second, Citi has sufficient tax planning strategies available to it under ASC 740 that would be implemented, if necessary, to prevent a carry-forward from expiring. These strategies include repatriating low-taxed foreign source earnings for which an assertion that the earnings have been indefinitely reinvested has not been made; accelerating U.S. taxable income into, or deferring U.S. tax deductions out of, the latter years of the carry-forward period (e.g., selling appreciated assets, electing straight-line depreciation); accelerating deductible temporary differences outside the U.S.; and selling certain assets that produce tax-exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carry-forward periods.
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
For additional information on Citi`s income taxes, including its income tax provision, tax assets and liabilities, and a tabular summary of Citi`s net DTAs balance as of December 31, 2014 (including the FTCs and applicable expiration dates of the FTCs), see Note 9 to the Consolidated Financial Statements.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In addition, given Citi’s large size, complex operations and global footprint, lapses or deficiencies in internal controls may occur from time to time.
Citi management assessed the effectiveness of Citigroup’s internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2014, Citi’s internal control over financial reporting was effective. In addition, there were no changes in Citi’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, Citi’s internal control over financial reporting.
The effectiveness of Citi’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, Citi’s independent registered public accounting firm, as stated in their report below, which expressed an unqualified opinion on the effectiveness of Citi’s internal control over financial reporting as of December 31, 2014.

FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K, including but not limited to statements included within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In addition, Citigroup also may make forward-looking statements in its other documents filed with or furnished to the SEC, and its management may make forward-looking statements orally to analysts, investors, representatives of the media and others.
Generally, forward-looking statements are not based on historical facts but instead represent Citigroup’s and its management’s beliefs regarding future events. Such statements may be identified by words such as believe, expect, anticipate, intend, estimate, may increase, may fluctuate, and similar expressions or future or conditional verbs such as will, should, would and could.
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of its results of operations and the factors listed and described under “Risk Factors” above.
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

We have audited Citigroup Inc. and subsidiaries’ (the “Company” or “Citigroup”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Citigroup maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citigroup as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Citigroup Inc.:

We have audited the accompanying consolidated balance sheets of Citigroup Inc. and subsidiaries (the “Company” or “Citigroup”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citigroup as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citigroup’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 25, 2015

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME    Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars, except per share amounts	2014	2013	2012
Revenues (1)
Interest revenue	$61,683	$62,970	$67,298
Interest expense	13,690	16,177	20,612
Net interest revenue	$47,993	$46,793	$46,686
Commissions and fees	$13,032	$12,941	$12,584
Principal transactions	6,698	7,302	4,980
Administration and other fiduciary fees	4,013	4,089	4,012
Realized gains on sales of investments, net	570	748	3,251
Other-than-temporary impairment losses on investments
Gross impairment losses	(432)	(633)	(5,037)
Less: Impairments recognized in AOCI	8	98	66
Net impairment losses recognized in earnings	$(424)	$(535)	$(4,971)
Insurance premiums	$2,110	$2,280	$2,395
Other revenue	2,890	2,801	253
Total non-interest revenues	$28,889	$29,626	$22,504
Total revenues, net of interest expense	$76,882	$76,419	$69,190
Provisions for credit losses and for benefits and claims
Provision for loan losses	$6,828	$7,604	$10,458
Policyholder benefits and claims	801	830	887
Provision (release) for unfunded lending commitments	(162)	80	(16)
Total provisions for credit losses and for benefits and claims	$7,467	$8,514	$11,329
Operating expenses (1)
Compensation and benefits	$23,959	$23,967	$25,119
Premises and equipment	3,178	3,165	3,266
Technology/communication	6,436	6,136	5,829
Advertising and marketing	1,844	1,888	2,164
Other operating	19,634	13,252	13,658
Total operating expenses	$55,051	$48,408	$50,036
Income from continuing operations before income taxes	$14,364	$19,497	$7,825
Provision for income taxes	6,864	5,867	7
Income from continuing operations	$7,500	$13,630	$7,818
Discontinued operations
Income (loss) from discontinued operations	$10	$(242)	$(109)
Gain on sale	—	268	(1)
Provision (benefit) for income taxes	12	(244)	(52)
Income (loss) from discontinued operations, net of taxes	$(2)	$270	$(58)
Net income before attribution of noncontrolling interests	$7,498	$13,900	$7,760
Noncontrolling interests	185	227	219
Citigroup’s net income	$7,313	$13,673	$7,541
Basic earnings per share(2)
Income from continuing operations	$2.21	$4.27	$2.53
Income (loss) from discontinued operations, net of taxes	—	0.09	(0.02)
Net income	$2.21	$4.35	$2.51
Weighted average common shares outstanding	3,031.6	3,035.8	2,930.6
Diluted earnings per share(2)

Income from continuing operations	$2.20	$4.26	$2.46
Income (loss) from discontinued operations, net of taxes	—	0.09	(0.02)
Net income	$2.20	$4.35	$2.44
Adjusted weighted average common shares outstanding	3,037.0	3,041.6	3,015.5

(1)	Certain prior-period revenue and expense lines and totals were reclassified to conform to the current period’s presentation. See Note 3 to the Consolidated Financial Statements.

(2)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2014	2013	2012
Net income before attribution of noncontrolling interests	$7,498	$13,900	$7,760
Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$1,697	$(2,237)	$632
Net change in cash flow hedges, net of taxes	336	1,048	527
Benefit plans liability adjustment, net of taxes (1)	(1,170)	1,281	(988)
Net change in foreign currency translation adjustment, net of taxes and hedges	(4,946)	(2,329)	721
Citigroup’s total other comprehensive income (loss)	$(4,083)	$(2,237)	$892
Other comprehensive income (loss) attributable to noncontrolling interests
Net change in unrealized gains and losses on investment securities, net of taxes	$6	$(27)	$32
Net change in foreign currency translation adjustment, net of taxes	(112)	10	58
Total other comprehensive income (loss) attributable to noncontrolling interests	$(106)	$(17)	$90
Total comprehensive income before attribution of noncontrolling interests	$3,309	$11,646	$8,742
Total net income attributable to noncontrolling interests	185	227	219
Citigroup’s comprehensive income	$3,124	$11,419	$8,523
(1)    Reflects adjustments based on the actuarial valuations of the Company’s significant pension and postretirement plans, including changes in the mortality assumptions at December 31, 2014, and amortization of amounts previously recognized in Accumulated other comprehensive income (loss). See Note 8 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                         Citigroup Inc. and Subsidiaries

	December 31,
In millions of dollars	2014	2013
Assets
Cash and due from banks (including segregated cash and other deposits)	$32,108	$29,885
Deposits with banks	128,089	169,005
Federal funds sold and securities borrowed or purchased under agreements to resell (including $144,191 and $144,083 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	242,570	257,037
Brokerage receivables	28,419	25,674
Trading account assets (including $106,217 and $106,695 pledged to creditors at December 31, 2014 and December 31, 2013, respectively)	296,786	285,928
Investments:
Available for Sale (including $13,808 and $22,258 pledged to creditors as of December 31, 2014 and December 31, 2013, respectively)	300,143	286,511
Held to Maturity (including $2,974 and $4,730 pledged to creditors as of December 31, 2014 and December 31, 2013, respectively)	23,921	10,599
Non-Marketable Equity Securities (including $2,758 and $4,705 at fair value as of December 31, 2014 and December 31, 2013 respectively)	9,379	11,870
Total investments	$333,443	$308,980
Loans:
Consumer (including $43 and $957 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	369,970	393,831
Corporate (including $5,858 and $4,072 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	274,665	271,641
Loans, net of unearned income	$644,635	$665,472
Allowance for loan losses	(15,994)	(19,648)
Total loans, net	$628,641	$645,824
Goodwill	23,592	25,009
Intangible assets (other than MSRs)	4,566	5,056
Mortgage servicing rights (MSRs)	1,845	2,718
Other assets (including $7,762 and $7,123 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	122,471	125,266
Total assets	$1,842,530	$1,880,382

The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs, presented on the following page, and are in excess of those obligations. Additionally, the assets in the table below include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	December 31,
In millions of dollars	2014	2013
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$300	$362
Trading account assets	671	977
Investments	8,014	10,950
Loans, net of unearned income
Consumer (including $0 and $910 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	66,383	63,493
Corporate (including $0 and $14 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	29,596	31,919
Loans, net of unearned income	$95,979	$95,412
Allowance for loan losses	(2,793)	(3,502)
Total loans, net	$93,186	$91,910
Other assets	619	1,234
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$102,790	$105,433
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	December 31,
In millions of dollars, except shares and per share amounts	2014	2013
Liabilities
Non-interest-bearing deposits in U.S. offices	$128,958	$128,399
Interest-bearing deposits in U.S. offices (including $994 and $988 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	284,978	284,164
Non-interest-bearing deposits in offices outside the U.S.	70,925	69,406
Interest-bearing deposits in offices outside the U.S. (including $690 and $689 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	414,471	486,304
Total deposits	$899,332	$968,273
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $36,725 and $54,147 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	173,438	203,512
Brokerage payables	52,180	53,707
Trading account liabilities	139,036	108,762
Short-term borrowings (including $1,496 and $3,692 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	58,335	58,944
Long-term debt (including $26,180 and $26,877 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	223,080	221,116
Other liabilities (including $1,776 and $2,011 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	85,084	59,935
Total liabilities	$1,630,485	$1,674,249
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 418,720 as of December 31, 2014 and 269,520 as of December 31, 2013, at aggregate liquidation value	$10,468	$6,738
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,082,037,568 as of December 31, 2014 and 3,062,098,976 as of December 31, 2013	31	31
Additional paid-in capital	107,979	107,193
Retained earnings	118,201	111,168
Treasury stock, at cost: December 31, 2014—58,119,993 shares and December 31, 2013—32,856,062 shares	(2,929)	(1,658)
Accumulated other comprehensive income (loss)	(23,216)	(19,133)
Total Citigroup stockholders’ equity	$210,534	$204,339
Noncontrolling interest	1,511	1,794
Total equity	$212,045	$206,133
Total liabilities and equity	$1,842,530	$1,880,382

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

	December 31,
In millions of dollars	2014	2013
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$20,254	$21,793
Long-term debt (including $0 and $909 as of December 31, 2014 and December 31, 2013, respectively, at fair value)	40,078	34,743
Other liabilities	901	999
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$61,233	$57,535
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Citigroup Inc. and Subsidiaries

	Years ended December 31,
	Amounts			Shares
In millions of dollars, except shares in thousands	2014	2013	2012	2014	2013	2012
Preferred stock at aggregate liquidation value
Balance, beginning of year	$6,738	$2,562	$312	270	102	12
Issuance of new preferred stock	3,730	4,270	2,250	149	171	90
Redemption of preferred stock	—	(94)	—	—	(3)	—
Balance, end of period	$10,468	$6,738	$2,562	419	270	102
Common stock and additional paid-in capital
Balance, beginning of year	$107,224	$106,421	$105,833	3,062,099	3,043,153	2,937,756
Employee benefit plans	798	878	597	19,928	18,930	9,037
Preferred stock issuance expense	(31)	(78)	—	—	—	—
Issuance of shares and T-DEC for TARP repayment	—	—	—	—	—	96,338
Other	19	3	(9)	11	16	22
Balance, end of period	$108,010	$107,224	$106,421	3,082,038	3,062,099	3,043,153
Retained earnings
Adjusted balance, beginning of period	$111,168	$97,809	$90,413
Citigroup’s net income	7,313	13,673	7,541
Common dividends (1)	(122)	(120)	(120)
Preferred dividends	(511)	(194)	(26)
Tax benefit	353	—	—
Other	—	—	1
Balance, end of period	$118,201	$111,168	$97,809
Treasury stock, at cost
Balance, beginning of year	$(1,658)	$(847)	$(1,071)	(32,856)	(14,269)	(13,878)
Employee benefit plans (2)	(39)	26	229	(483)	(1,629)	(253)
Treasury stock acquired (3)	(1,232)	(837)	(5)	(24,780)	(16,958)	(138)
Balance, end of period	$(2,929)	$(1,658)	$(847)	(58,119)	(32,856)	(14,269)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(19,133)	$(16,896)	$(17,788)
Citigroup’s total other comprehensive income (loss)	(4,083)	(2,237)	892
Balance, end of period	$(23,216)	$(19,133)	$(16,896)
Total Citigroup common stockholders’ equity	$200,066	$197,601	$186,487	3,023,919	3,029,243	3,028,884
Total Citigroup stockholders’ equity	$210,534	$204,339	$189,049
Noncontrolling interests
Balance, beginning of year	$1,794	$1,948	$1,767
Initial origination of a noncontrolling interest	—	6	88
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	—	(2)	—
Transactions between Citigroup and the noncontrolling-interest shareholders	(96)	(118)	41
Net income attributable to noncontrolling-interest shareholders	185	227	219
Dividends paid to noncontrolling-interest shareholders	(91)	(63)	(33)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(106)	(17)	90
Other	(175)	(187)	(224)
Net change in noncontrolling interests	$(283)	$(154)	$181
Balance, end of period	$1,511	$1,794	$1,948
Total equity	$212,045	$206,133	$190,997

(1)	Common dividends declared were $0.01 per share in the first, second, third and fourth quarters of 2014, 2013 and 2012.

(2)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(3)	For 2014 and 2013, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Citigroup Inc. and Subsidiaries

	Years ended December 31,
In millions of dollars	2014	2013	2012
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$7,498	$13,900	$7,760
Net income attributable to noncontrolling interests	185	227	219
Citigroup’s net income	$7,313	$13,673	$7,541
Loss from discontinued operations, net of taxes	(2)	(90)	(57)
Gain (loss) on sale, net of taxes	—	360	(1)
Income from continuing operations—excluding noncontrolling interests	$7,315	$13,403	$7,599
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Amortization of deferred policy acquisition costs and present value of future profits	210	194	203
(Additions) reductions to deferred policy acquisition costs	(64)	(54)	85
Depreciation and amortization	3,589	3,303	2,507
Deferred tax provision (benefit)	3,014	2,380	(4,091)
Provision for loan losses	6,828	7,604	10,458
Realized gains from sales of investments	(570)	(748)	(3,251)
Net impairment losses recognized in earnings	426	535	4,971
Change in trading account assets	(10,858)	35,001	(29,195)
Change in trading account liabilities	30,274	(6,787)	(10,533)
Change in brokerage receivables net of brokerage payables	(4,272)	(6,490)	945
Change in loans held-for-sale	(1,144)	4,321	(1,106)
Change in other assets	709	13,332	(530)
Change in other liabilities	4,544	(7,880)	(1,457)
Other, net	5,433	5,130	13,033
Total adjustments	$38,119	$49,841	$(17,961)
Net cash provided by (used in) operating activities of continuing operations	$45,434	$63,244	$(10,362)
Cash flows from investing activities of continuing operations
Change in deposits with banks	$40,916	$(66,871)	$53,650
Change in federal funds sold and securities borrowed or purchased under agreements to resell	14,467	4,274	14,538
Change in loans	1,170	(30,198)	(31,591)
Proceeds from sales and securitizations of loans	4,752	9,123	7,287
Purchases of investments	(258,992)	(220,823)	(256,907)
Proceeds from sales of investments	135,824	131,100	143,853
Proceeds from maturities of investments	94,117	84,831	102,020
Capital expenditures on premises and equipment and capitalized software	(3,386)	(3,490)	(3,604)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	623	716	1,089
Net cash provided by (used in) investing activities of continuing operations	$29,491	$(91,338)	$30,335
Cash flows from financing activities of continuing operations
Dividends paid	$(633)	$(314)	$(143)
Issuance of preferred stock	3,699	4,192	2,250
Redemption of preferred stock	—	(94)	—
Treasury stock acquired	(1,232)	(837)	(5)
Stock tendered for payment of withholding taxes	(508)	(452)	(194)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(30,074)	(7,724)	12,863
Issuance of long-term debt	66,836	54,405	27,843
Payments and redemptions of long-term debt	(58,923)	(63,994)	(117,575)
Change in deposits	(48,336)	37,713	64,624

Change in short-term borrowings	(1,099)	199	(2,164)
Net cash provided by (used in) financing activities of continuing operations	$(70,270)	$23,094	$(12,501)
Effect of exchange rate changes on cash and cash equivalents	$(2,432)	$(1,558)	$274
Discontinued operations
Net cash used in discontinued operations	$—	$(10)	$6
Change in cash and due from banks	$2,223	$(6,568)	$7,752
Cash and due from banks at beginning of period	29,885	36,453	28,701
Cash and due from banks at end of period	$32,108	$29,885	$36,453
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$4,632	$4,495	$3,900
Cash paid during the year for interest	12,868	14,383	19,739
Non-cash investing activities
Change in loans due to consolidation/deconsolidation of VIEs	$(374)	$6,718	$—
Transfers to loans held-for-sale from loans	12,700	17,300	8,700
Transfers to OREO and other repossessed assets	321	325	500
Non-cash financing activities
Decrease in deposits associated with reclassification to HFS	$(20,605)	$—	$—
Increase in short-term borrowings due to consolidation of VIEs	500	6,718	—
Decrease in long-term debt due to deconsolidation of VIEs	(864)	—	—
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

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Citigroup and its subsidiaries prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights and/or has the ability to exercise significant influence, other than investments of designated venture capital subsidiaries or investments accounted for at fair value under the fair value option, are accounted for under the equity method, and the pro rata share of their income (loss) is included in Other revenue. Income from investments in less than 20% owned companies is recognized when dividends are received. As discussed in more detail in Note 22 to the Consolidated Financial Statements, Citigroup also consolidates entities deemed to be variable interest entities when Citigroup is determined to be the primary beneficiary. Gains and losses on the disposition of branches, subsidiaries, affiliates, buildings, and other investments are included in Other revenue.

Citibank, N.A.
Citibank, N.A. is a commercial bank and wholly owned subsidiary of Citigroup Inc. Citibank’s principal offerings include: consumer finance, mortgage lending and retail banking products and services; investment banking, commercial banking, cash management and trade finance; and private banking products and services.

Variable Interest Entities
An entity is referred to as a variable interest entity (VIE) if it meets the criteria outlined in Accounting Standards Codification (ASC) Topic 810, Consolidation, which are: (i) the entity has equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties; or (ii) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the entity’s expected losses or expected returns.
The Company consolidates a VIE when it has both the power to direct the activities that most significantly impact the VIE’s economic performance and a right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE (that is, Citi is the primary beneficiary).

In addition to variable interests held in consolidated VIEs, the Company has variable interests in other VIEs that are not consolidated because the Company is not the primary beneficiary. These include multi-seller finance companies, certain collateralized debt obligations (CDOs), many structured finance transactions and various investment funds. However, these VIEs and all other unconsolidated VIEs are monitored by the Company to assess whether any events have occurred to cause its primary beneficiary status to change. These events include:

•	purchases or sales of variable interests by Citigroup or an unrelated third party, which cause Citigroup’s overall variable interest ownership to change;

•	changes in contractual arrangements that reallocate expected losses and residual returns among the variable interest holders;

•	changes in the party that has power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and

•	providing financial support to an entity that results in an implicit variable interest.

All other entities not deemed to be VIEs with which the Company has involvement are evaluated for consolidation under other subtopics of ASC 810.

Foreign Currency Translation
Assets and liabilities of Citi’s foreign operations are translated from their respective functional currencies into U.S. dollars using period-end spot foreign-exchange rates. The effects of those translation adjustments are reported in Accumulated other comprehensive income (loss), a component of stockholders’ equity, along with any related hedge and tax effects, until realized upon sale or substantial liquidation of the foreign operation. Revenues and expenses of Citi’s foreign operations are translated monthly from their respective functional currencies into U.S. dollars at amounts that approximate weighted average exchange rates.
For transactions whose terms are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations with the U.S. dollar as their functional currency, the effects of changes in exchange rates are primarily included in Principal transactions, along with the related effects of any economic hedges. Instruments used to hedge foreign currency exposures include foreign currency forward, option and swap contracts and in certain instances, designated issues of non-U.S. dollar debt. Foreign operations in countries with highly inflationary economies designate the U.S. dollar as their functional currency, with the effects of changes in exchange rates primarily included in Other revenue.

Investment Securities
Investments include fixed income and equity securities. Fixed income instruments include bonds, notes and redeemable preferred stocks, as well as certain loan-backed and structured securities that are subject to prepayment risk. Equity securities include common and nonredeemable preferred stock.
Investment securities are classified and accounted for as follows:

•
Fixed income securities classified as “held-to-maturity” are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Interest income on such securities is included in Interest revenue.

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

•	Certain non-marketable equity securities are carried at cost and are periodically assessed for other-than-temporary impairment, as described in Note 14 to the Consolidated Financial Statements.

For investments in fixed income securities classified as held-to-maturity or available-for-sale, the accrual of interest income is suspended for investments that are in default or for which it is likely that future interest payments will not be made as scheduled.
Investment securities are subject to evaluation for other-than-temporary impairment as described in Note 14 to the Consolidated Financial Statements.
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
Derivatives used for trading purposes include interest rate, currency, equity, credit, and commodity swap agreements, options, caps and floors, warrants, and financial and commodity futures and forward contracts. Derivative asset and liability positions are presented net by counterparty on the Consolidated Balance Sheet when a valid master netting agreement exists and the other conditions set out in ASC 210-20, Balance Sheet—Offsetting, are met. See Note 23 to the Consolidated Financial Statements.
The Company uses a number of techniques to determine the fair value of trading assets and liabilities, which are described in Note 25 to the Consolidated Financial Statements.

Securities Borrowed and Securities Loaned
Securities borrowing and lending transactions generally do not constitute a sale of the underlying securities for accounting purposes and are treated as collateralized financing transactions. Such transactions are recorded at the amount of proceeds advanced or received plus accrued interest. As described in Note 26 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to a number of securities borrowing and lending transactions. Fees paid or received for all securities lending and borrowing transactions are recorded in Interest expense or Interest revenue at the contractually specified rate.
The Company monitors the fair value of securities borrowed or loaned on a daily basis and obtains or posts additional collateral in order to maintain contractual margin protection.
As described in Note 25 to the Consolidated Financial Statements, the Company uses a discounted cash flow technique to determine the fair value of securities lending and borrowing transactions.

Repurchase and Resale Agreements
Securities sold under agreements to repurchase (repos) and securities purchased under agreements to resell (reverse repos) generally do not constitute a sale of the underlying securities for accounting purposes and are treated as collateralized financing transactions. As described in Note 26 to the Consolidated Financial Statements, the Company has elected to apply fair value accounting to the majority of such transactions, with changes in fair value reported in earnings. Any transactions for which fair value accounting has not been elected are recorded at the amount of cash advanced or received plus accrued interest. Irrespective of whether the Company has elected fair value accounting, interest paid or received on all repo and reverse repo transactions is recorded in Interest expense or Interest revenue at the contractually specified rate.
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

Consumer non-accrual and re-aging policies
As a general rule, interest accrual ceases for installment and real estate (both open- and closed-end) loans when payments are 90 days contractually past due. For credit cards and other unsecured revolving loans, however, Citi generally accrues interest until payments are 180 days past due. As a result of OCC guidance, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage is 90 days or more past due. Also as a result of OCC guidance, mortgage loans in regulated bank entities discharged through Chapter 7 bankruptcy, other than FHA-insured loans, are classified as non-accrual. Commercial market loans are placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due.
Loans that have been modified to grant a concession to a borrower in financial difficulty may not be accruing interest at the time of the modification. The policy for returning such modified loans to accrual status varies by product and/or region. In most cases, a minimum number of payments (ranging from one to six) is required, while in other cases the loan is never returned to accrual status. For regulated bank entities, such modified loans are returned to accrual status if a credit evaluation at the time of, or subsequent to, the modification indicates the borrower is able to meet the restructured terms, and the borrower is current and has demonstrated a reasonable period of sustained payment performance (minimum six months of consecutive payments).
For U.S. consumer loans, generally one of the conditions to qualify for modification is that a minimum number of payments (typically ranging from one to three) must be made. Upon modification, the loan is re-aged to current status. However, re-aging practices for certain open-ended consumer loans, such as credit cards, are governed by Federal Financial Institutions Examination Council (FFIEC) guidelines. For open-ended consumer loans subject to FFIEC guidelines, one of the conditions for the loan to be re-aged to current status is that at least three consecutive minimum monthly payments, or the equivalent amount, must be received. In addition, under FFIEC guidelines, the number of times that such a loan can be re-aged is subject to limitations (generally once in 12 months and twice in five years). Furthermore, Federal Housing Administration (FHA) and Department of Veterans Affairs (VA) loans may only be modified under those respective agencies’ guidelines and payments are not always required in order to re-age a modified loan to current.

Consumer charge-off policies
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

•
Non-bank real estate-secured loans are charged off at the earlier of 180 days contractually past due, if there have been no payments within the last six months, or 360 days contractually past due, if a decision has been made not to foreclose on the loans.

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

•
Consistent with OCC guidance, real estate-secured loans that were discharged through Chapter 7 bankruptcy, other than FHA-insured loans, are written down to the estimated value of the property, less costs to sell. Other real estate-secured loans in bankruptcy are written down to the estimated value of the property, less costs to sell, at the later of 60 days after notification or 60 days contractually past due.

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

Corporate loans
Corporate loans represent loans and leases managed by ICG or, to a much lesser extent, Citi Holdings. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan.
Impaired corporate loans and leases are written down to the extent that principal is deemed to be uncollectable. Impaired collateral-dependent loans and leases, where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment, are written down to the lower of cost or collateral value. Cash-basis loans are returned to accrual status when all contractual principal and interest amounts are reasonably assured of repayment and there is a sustained period of repayment performance in accordance with the contractual terms.

Loans Held-for-Sale
Corporate and consumer loans that have been identified for sale are classified as loans held-for-sale and included in Other assets. The practice of Citi’s U.S. prime mortgage business has been to sell substantially all of its conforming loans. As such, U.S. prime mortgage conforming loans are classified as held-for-sale and the fair value option is elected at origination, with changes in fair value recorded in Other revenue. With the exception of those loans for which the fair value option has been elected, held-for-sale loans are accounted for at the lower of cost or market value, with any write-downs or subsequent recoveries charged to Other revenue. The related cash flows are classified in the Consolidated Statement of Cash Flows in the cash flows from operating activities category on the line Change in loans held-for-sale.

Allowance for Loan Losses
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, including probable losses related to large individually evaluated impaired loans and troubled debt restructurings. Attribution of the allowance is made for analytical purposes only, and the entire allowance is available to absorb probable loan losses inherent in the overall portfolio. Additions to the allowance are made through the Provision for loan losses. Loan losses are deducted from the allowance and subsequent recoveries are added. Assets received in exchange for loan claims in a restructuring are initially recorded at fair value, with any gain or loss reflected as a recovery or charge-off to the provision.

Consumer loans
For consumer loans, each portfolio of non-modified smaller-balance, homogeneous loans is independently evaluated by product type (e.g., residential mortgage, credit card, etc.) for impairment in accordance with ASC 450-20. The allowance for loan losses attributed to these loans is established via a process that estimates the probable losses inherent in the specific portfolio. This process includes migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with analyses that reflect current and anticipated economic conditions, including changes in housing prices and unemployment trends. Citi’s allowance for loan losses under ASC 450 only considers contractual principal amounts due, except for credit card loans where estimated loss amounts related to accrued interest receivable are also included.
Management also considers overall portfolio indicators, including historical credit losses, delinquent, non-performing and classified loans, trends in volumes and terms of loans, an evaluation of overall credit quality, the credit process, including lending policies and procedures, and economic, geographical, product and other environmental factors.
Separate valuation allowances are determined for impaired smaller-balance homogeneous loans whose terms have been modified in a troubled debt restructuring (TDR). Long-term modification programs, as well as short-term (less than 12 months) modifications originated beginning January 1, 2011 that provide concessions (such as interest rate reductions) to borrowers in financial difficulty, are reported as TDRs. In addition, loan modifications that involve a trial period are reported as TDRs at the start of the trial period. The allowance for loan losses for TDRs is determined in accordance with ASC 310-10-35 considering all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at the loan’s original contractual effective rate, the secondary market value of the loan and the fair value of collateral less disposal costs. These expected cash flows incorporate modification program default rate assumptions. The original contractual effective rate for credit card loans is the pre-modification rate, which may include interest rate increases under the original contractual agreement with the borrower.
Valuation allowances for commercial market loans, which are classifiably managed Consumer loans, are determined in the same manner as for Corporate loans and are described in more detail in the following section. Generally, an asset-specific component is calculated under ASC 310-10-35 on an individual basis for larger-balance, non-homogeneous loans that are considered impaired and the allowance for the remainder of the classifiably managed Consumer loan portfolio is calculated under ASC 450 using a statistical methodology that may be supplemented by management adjustment.

Corporate loans
In the corporate portfolios, the Allowance for loan losses includes an asset-specific component and a statistically based component. The asset-specific component is calculated under ASC 310-10-35, Receivables—Subsequent Measurement (formerly SFAS 114) on an individual basis for larger-balance, non-homogeneous loans, which are considered impaired. An asset-specific allowance is established when the discounted cash flows, collateral value (less disposal costs) or observable market price of the impaired loan are lower than its carrying value. This allowance considers the borrower’s overall financial condition, resources, and payment record, the prospects for support from any financially responsible guarantors (discussed further below) and, if appropriate, the realizable value of any collateral. The asset-specific component of the allowance for smaller balance impaired loans is calculated on a pool basis considering historical loss experience.
The allowance for the remainder of the loan portfolio is determined under ASC 450, Contingencies (formerly SFAS 5) using a statistical methodology, supplemented by management judgment. The statistical analysis considers the portfolio’s size, remaining tenor and credit quality as measured by internal risk ratings assigned to individual credit facilities, which reflect probability of default and loss given default. The statistical analysis considers historical default rates and historical loss severity in the event of default, including historical average levels and historical variability. The result is an estimated range for inherent losses. The best estimate within the range is then determined by management’s quantitative and qualitative assessment of current conditions, including general economic conditions, specific industry and geographic trends, and internal factors including portfolio concentrations, trends in internal credit quality indicators, and current and past underwriting standards.
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
When Citi’s monitoring of the loan indicates that the guarantor’s wherewithal to pay is uncertain or has deteriorated, there is either no change in the risk rating, because the guarantor’s credit support was never initially factored in, or the risk rating is adjusted to reflect that uncertainty or deterioration. Accordingly, a guarantor’s ultimate failure to perform or a lack of legal enforcement of the guarantee does not materially impact the allowance for loan losses, as there is typically no further significant adjustment of the loan’s risk rating at that time. Where Citi is not seeking performance under the guarantee contract, it provides for loan losses as if the loans were non-performing and not guaranteed.

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

Statistically calculated losses inherent in the classifiably managed portfolio for performing and de minimis non-performing exposures. The calculation is based on: (i) Citi’s internal system of credit-risk ratings, which are analogous to the risk ratings of the major rating agencies; and (ii) historical default and loss data, including rating agency information regarding default rates from 1983 to 2013 and internal data dating to the early 1970s on severity of losses in the event of default. Adjustments may be made to this data. Such adjustments include: (i) statistically calculated estimates to cover the historical fluctuation of the default rates over the credit cycle, the historical variability of loss severity among defaulted loans, and the degree to which there are large obligor concentrations in the global portfolio; and (ii) adjustments made for specific known items, such as current environmental factors and credit trends.
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

Citigroup Residential Mortgages—Representations and Warranties
In connection with Citi’s sales of residential mortgage loans to the U.S. government-sponsored entities (GSEs) and private investors, as well as through private-label securitizations, Citi typically makes representations and warranties that the loans sold meet certain requirements, such as the loan’s compliance with any applicable loan criteria established by the buyer and the validity of the lien securing the loan. The specific representations and warranties made by Citi in any particular transaction depend on, among other things, the nature of the transaction and the requirements of the investor.
These sales expose Citi to potential claims for alleged breaches of its representations and warranties. In the event of a breach of its representations and warranties, Citi could be required either to repurchase the mortgage loans with the identified defects (generally at unpaid principal balance plus accrued interest) or to indemnify (make-whole) the investors for their losses on these loans.
Citi has recorded a repurchase reserve for its potential repurchase or make-whole liability regarding residential mortgage representation and warranty claims. Since the first quarter of 2013, Citi has considered private-label residential mortgage securitization representation and warranty claims as part of its litigation accrual analysis and not as part of its repurchase reserve. See Note 28 to the Consolidated Financial Statements for additional information on Citi’s potential private-label residential mortgage securitization exposure. Accordingly, Citi’s repurchase reserve has been recorded for purposes of its potential representation and warranty repurchase liability resulting from its whole loan sales to the GSEs and, to a lesser extent private investors, which are made through Citi’s Consumer business in CitiMortgage.

In the case of a repurchase, Citi will bear any subsequent credit loss on the mortgage loan and the loan is typically considered a credit-impaired loan and accounted for under AICPA Statement of Position (SOP) 03-3, “Accounting of Certain Loans and Debt Securities Acquired in a Transfer” (now incorporated into ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality) (SOP 03-3).
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
Under ASC 350, Intangibles—Goodwill and Other, the Company has an option to assess qualitative factors to determine if it is necessary to perform the goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount, then the Company must perform the first step of the two-step goodwill impairment test.
The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any reporting period and proceed directly to the first step of the goodwill impairment test. Furthermore, on any business dispositions, goodwill is allocated to the business disposed of based on the ratio of the fair value of the business disposed of to the fair value of the reporting unit.
The first step requires a comparison of the fair value of the individual reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit exceeds the fair value, this is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any, for that reporting unit.
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

Intangible Assets
Intangible assets, including core deposit intangibles, present value of future profits, purchased credit card relationships, other customer relationships, and other intangible assets, but excluding MSRs, are amortized over their estimated useful lives. Intangible assets deemed to have indefinite useful lives, primarily certain asset management contracts and trade names, are not amortized and are subject to annual impairment tests. An impairment exists if the carrying value of the indefinite-lived intangible asset exceeds its fair value. For other intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.
Similar to the goodwill impairment analysis, in performing the annual impairment analysis for indefinite-lived intangible assets, Citi may and has elected to bypass the optional qualitative assessment, choosing instead to perform a quantitative analysis.

Other Assets and Other Liabilities
Other assets include, among other items, loans held-for-sale, deferred tax assets, equity method investments, interest and fees receivable, premises and equipment (including purchased and developed software), repossessed assets, and other receivables. Other liabilities include, among other items, accrued expenses and other payables, deferred tax liabilities, and reserves for legal claims, taxes, unfunded lending commitments, repositioning reserves, and other matters.

Other Real Estate Owned and Repossessed Assets
Real estate or other assets received through foreclosure or repossession are generally reported in Other assets, net of a valuation allowance for selling costs and subsequent declines in fair value.

Securitizations
The Company primarily securitizes credit card receivables and mortgages. Other types of securitized assets include corporate debt instruments (in cash and synthetic form).
There are two key accounting determinations that must be made relating to securitizations. Citi first makes a determination as to whether the securitization entity must be consolidated. Second, it determines whether the transfer of financial assets to the entity is considered a sale under GAAP. If the securitization entity is a VIE, the Company consolidates the VIE if it is the primary beneficiary (as discussed in “Variable Interest Entities” above). For all other securitization entities determined not to be VIEs in which Citigroup participates, consolidation is based on which party has voting control of the entity, giving consideration to removal and liquidation rights in certain partnership structures. Only securitization entities controlled by Citigroup are consolidated.
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

Transfers of Financial Assets
For a transfer of financial assets to be considered a sale: (i) the assets must have been legally isolated from the Company, even in bankruptcy or other receivership; (ii) the purchaser must have the right to pledge or sell the assets transferred or, if the purchaser is an entity whose sole purpose is to engage in securitization and asset-backed financing activities through the issuance of beneficial interests and that entity is constrained from pledging the assets it receives, each beneficial interest holder must have the right to sell or pledge their beneficial interests; and (iii) the Company may not have an option or obligation to reacquire the assets.
If these sale requirements are met, the assets are removed from the Company’s Consolidated Balance Sheet. If the conditions for sale are not met, the transfer is considered to be a secured borrowing, the assets remain on the Consolidated Balance Sheet and the sale proceeds are recognized as the Company’s liability. A legal opinion on a sale generally is obtained for complex transactions or where the Company has continuing involvement with assets transferred or with the securitization entity. For a transfer to be eligible for sale accounting, those opinions must state that the asset transfer would be considered a sale and that the assets transferred would not be consolidated with the

Company’s other assets in the event of the Company’s insolvency.
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
To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The hedge relationship must be formally documented at inception, detailing the particular risk management objective and strategy for the hedge. This includes the item and risk being hedged, the derivative being used and how effectiveness will be assessed and ineffectiveness measured. The effectiveness of these hedging relationships is evaluated both on a retrospective and prospective basis, typically using quantitative measures of correlation with hedge ineffectiveness measured and recorded in current earnings.
If a hedge relationship is not highly effective, it no longer qualifies as an accounting hedge and hedge accounting may not be applied. Any gains or losses attributable to the derivatives, as well as subsequent changes in fair value, are recognized in Other revenue or Principal transactions with no offset to the hedged item, similar to trading derivatives.
The foregoing criteria are applied on a decentralized basis, consistent with the level at which market risk is managed, but are subject to various limits and controls. The underlying asset, liability or forecasted transaction may be an individual item or a portfolio of similar items.
For fair value hedges, in which derivatives hedge the fair value of assets or liabilities, changes in the fair value of derivatives are reflected in Other revenue, together with changes in the fair value of the hedged item related to the hedged risk. These amounts are expected to, and generally do, offset each other. Any net amount, representing hedge ineffectiveness, is reflected in current earnings. Citigroup’s fair value hedges are primarily hedges of fixed-rate long-term debt and available-for-sale securities.
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
For those accounting hedge relationships that are terminated or when hedge designations are removed, the hedge accounting treatment described in the paragraphs above is no longer applied. Instead, the end-user derivative is terminated or transferred to the trading account. For fair value hedges, any changes in the fair value of the hedged item remain as part of the basis of the asset or liability and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in Accumulated other comprehensive income (loss) and are included in earnings of future periods when the hedged cash flows impact earnings. However, if it becomes probable that some or all of the hedged forecasted transactions will not occur, any amounts that remain in Accumulated other comprehensive income (loss) related to these transactions are immediately reflected in Other revenue.
End-user derivatives that are economic hedges, rather than qualifying for hedge accounting, are also carried at fair value, with changes in value included in Principal transactions or Other revenue. Citigroup often uses economic hedges when qualifying for hedge accounting would be too complex or operationally burdensome. Examples are hedges of the credit risk component of commercial loans and loan commitments. Citigroup periodically evaluates its hedging strategies in other areas and may designate either a qualifying hedge or an economic hedge, after considering the relative cost and benefits. Economic hedges are also employed when the hedged item itself is marked to market through current earnings, such as hedges of commitments to originate one-to-four-family mortgage loans to be held for sale and MSRs. See Note 23 to the Consolidated Financial Statements for a further discussion of the Company’s hedging and derivative activities.

Employee Benefits Expense
Employee benefits expense includes current service costs of pension and other postretirement benefit plans (which are accrued on a current basis), contributions and unrestricted awards under other employee plans, the amortization of restricted stock awards and costs of other employee benefits.
For its most significant pension and postretirement benefit plans (Significant Plans), the Company measures and discloses plan obligations, plan assets and periodic plan expense quarterly, instead of annually. The effect of remeasuring the Significant Plan obligations and assets by updating plan actuarial assumptions on a quarterly basis is reflected in Accumulated other comprehensive income (loss) and periodic plan expense. All other plans (All Other Plans) are remeasured annually. See Note 8 to the Consolidated Financial Statements.

Stock-Based Compensation
The Company recognizes compensation expense related to stock and option awards over the requisite service period, generally based on the instruments’ grant-date fair value, reduced by expected forfeitures. Compensation cost related to awards granted to employees who meet certain age plus years-of-service requirements (retirement-eligible employees) is accrued in the year prior to the grant date, in the same manner as the accrual for cash incentive compensation. Certain stock awards with performance conditions or certain clawback provisions are subject to variable accounting, pursuant to which the associated compensation expense fluctuates with changes in Citigroup’s stock price. See Note 7 to the Consolidated Financial Statements.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) (now incorporated into ASC 740, Income Taxes), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. ASC 740 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves.
See Note 9 to the Consolidated Financial Statements for a further description of the Company’s tax provision and related income tax assets and liabilities.

Commissions, Underwriting and Principal Transactions
Commissions revenues are recognized in income when earned. Underwriting revenues are recognized in income typically at the closing of the transaction. Principal transactions revenues are recognized in income on a trade-date basis. See Note 5 to the Consolidated Financial Statements for a description of the Company’s revenue recognition policies for commissions and fees, and Note 6 to the Consolidated Financial Statements for details of principal transactions revenue.

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
Basic earnings per share is computed by dividing income available to common stockholders after the allocation of dividends and undistributed earnings to the participating securities by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised. It is computed after giving consideration to the weighted average dilutive effect of the Company’s stock options and warrants and convertible securities and after the allocation of earnings to the participating securities.

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

ACCOUNTING CHANGES

Accounting for Share-Based Payments with Performance Targets
In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The ASU prescribes the accounting to be applied to share-based awards that contain performance targets, the outcome of which will only be confirmed after the employee’s service period associated with the award has ended. Citi elected to adopt this ASU from the third quarter of 2014. The impact of adopting the ASU was not material.

Discontinued Operations and Significant Disposals
The FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 810) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in April 2014. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures. Under the ASU, only disposals representing a strategic shift having a major effect on an entity’s operations and financial results, such as a disposal of a major geographic area, a major line of business or a major equity method investment, may be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations.
The Company early-adopted the ASU in the second quarter of 2014 on a prospective basis for all disposals (or classifications as held-for-sale) of components of an entity that occurred on or after April 1, 2014. As a result of the adoption of the ASU, fewer disposals will now qualify for reporting as discontinued operations; however, disclosure of the pretax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting is required. The impact of adopting the ASU was not material.

Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Foreign Subsidiaries
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies the accounting for the cumulative translation adjustment (CTA) when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The ASU requires the CTA to remain in equity until the foreign entity is disposed of or it is completely or substantially liquidated.
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
Deferred Asset Acquisition Costs
In October 2010, the FASB issued ASU No. 2010-26, Financial Services-Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The ASU amended the guidance for insurance entities that required deferral and subsequent amortization of certain costs incurred during the acquisition of new or renewed insurance contracts, commonly referred to as deferred acquisition costs (DAC). The new guidance limited DAC to those costs directly related to the successful acquisition of insurance contracts; all other acquisition-related costs must be expensed as incurred. Under prior guidance, DAC consisted of those costs that vary with, and primarily relate to, the acquisition of insurance contracts.
The ASU became effective for Citigroup on January 1, 2012 and was adopted using the retrospective method. As a result of implementing the ASU, in the first quarter of 2012, DAC was reduced by approximately $165 million and a $58 million deferred tax asset was recorded with an offset to opening retained earnings of $107 million (net of tax).

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable is measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.
Citi early adopted the ASU on a modified retrospective basis in the fourth quarter of 2014, which resulted in reclassifying approximately $130 million of foreclosed assets from Other Real Estate Owned to a separate other receivable that is included in Other assets. Given the modified retrospective approach to adoption, prior periods have not been restated.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Investments in Tax Credit Partnerships
In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. Any transition adjustment is reflected as an adjustment to retained earnings in the earliest period presented (retrospective application).
The ASU is applicable to Citi’s portfolio of low income housing tax credit (LIHTC) partnership interests. The new standard widens the scope of investments eligible to elect to apply a new alternative method, the proportional amortization method, under which the cost of the investment is amortized to tax expense in proportion to the amount of tax credits and other tax benefits received. Citi qualifies to elect the proportional amortization method under the ASU for its entire LIHTC portfolio. These investments are currently accounted for under the equity method, which results in losses (due to amortization of the investment) being recognized in Other revenue and tax credits and benefits being recognized in the Income tax expense line. In contrast, the proportional amortization method combines the amortization of the investment and receipt of the tax credits/benefits into one line, Income tax expense.
Citi adopted ASU 2014-01 in the first quarter of 2015.
The adoption of this ASU will reduce Retained earnings by approximately $349 million, Other assets by approximately $178 million, and deferred tax assets by approximately $171 million, each in the first quarter of 2015.

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

Accounting for Repurchase-to-Maturity Transactions
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowed accounting, which is consistent with the accounting for other repurchase agreements. The ASU also requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The ASU’s provisions became effective for Citi from the first quarter of 2015, with the exception of the collateral disclosures which will be effective from the second quarter of 2015. The effect of adopting the ASU is required to be reflected as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Adoption of the ASU did not have a material effect on the Company’s financial statements.

Measuring the Financial Assets and Liabilities of a Consolidated Collateralized Financial Entity
In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides two alternative methods for measuring the fair value of a consolidated Collateralized Financing Entity’s (CFE) financial assets and financial liabilities. This election is made separately for each CFE subject to the scope of the ASU. The first method requires the fair value of the financial assets and liabilities to be measured using the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, with any differences between the fair value of the financial assets and financial liabilities being attributed to the CFE and reflected in earnings in the consolidated statement of income. The alternative method requires measuring both the financial assets and financial liabilities using the more observable of the fair value of the assets or liabilities. The alternative method would also take into consideration the carrying value of any beneficial interests of the CFE held by the parent, including those representing compensation for services, and the carrying value of any nonfinancial assets held temporarily. The ASU will be effective for Citi from the first quarter of 2016 and is not expected to have a material effect on the Company.

Accounting for Derivatives: Hybrid Financial Instruments
In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU will require an entity to evaluate the economic characteristics and risks of an entire hybrid financial instrument issued in the form of a share (including the embedded derivative feature) in order to determine whether the nature of the host contract is more akin to debt or equity. Additionally, the ASU clarifies that no single term or feature would necessarily determine the economic characteristics and risks of the host contract; therefore, an entity should use judgment based on an evaluation of all the relevant terms and features.
This ASU is effective for Citi from the first quarter of 2016 with early adoption permitted. Citi may choose to report the effects of initial adoption as a cumulative-effect adjustment to retained earnings as of January 1, 2016 or apply the guidance retrospectively to all prior periods. The impact of adopting this ASU is not expected to be material to Citi.

Accounting for Financial Instruments-Credit Losses
In December 2012, the FASB issued a proposed ASU, Financial Instruments-Credit Losses. This proposed ASU, or exposure draft, was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB and does not constitute accounting guidance until a final ASU is issued.
The exposure draft contains proposed guidance developed by the FASB with the goal of improving financial reporting about expected credit losses on loans, securities and other financial assets held by financial institutions and other organizations. The exposure draft proposes a new accounting model intended to require earlier recognition of credit losses, while also providing additional transparency about credit risk.
The FASB’s proposed model would utilize an “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. For available-for-sale securities where fair value is less than cost, impairment would be recognized in the allowance for credit losses and adjusted each period for changes in credit. This would replace the multiple existing impairment models in GAAP, which generally require that a loss be “incurred” before it is recognized.
The FASB’s proposed model represents a significant departure from existing GAAP, and may result in material changes to the Company’s accounting for financial instruments. The impact of the FASB’s final ASU on the Company’s financial statements will be assessed when it is issued. The exposure draft does not contain a proposed effective date; this would be included in the final ASU, when issued.

Consolidation
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. The ASU will reduce the number of consolidation models. The ASU will be effective on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2015-02 will have on its Consolidated Financial Statements.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Discontinued Operations
The following Discontinued operations are recorded within the Corporate/Other segment.

Sale of Brazil Credicard Business
On December 20, 2013, Citi sold its non-Citibank-branded cards and consumer finance business in Brazil (Credicard) for approximately $1.24 billion.  The sale resulted in a pretax gain of $206 million ($325 million after-tax). In the fourth quarter of 2014, resolution of certain contingencies related to the disposal are reported as Income (loss) from discontinued operations. Credicard is reported as Discontinued operations for all periods presented. Summarized financial information for Discontinued operations for Credicard follows:

In millions of dollars	2014	2013	2012
Total revenues, net of interest expense(1)	$69	$1,012	$1,045
Income (loss) from discontinued operations	$63	$(48)	$110
Gain on sale	—	206	—
Provision (benefit) for income taxes	11	(138)	19
Income (loss) from discontinued operations, net of taxes	$52	$296	$91

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

In millions of dollars	2014	2013	2012
Cash flows from operating activities	$—	$197	$(205)
Cash flows from investing activities	—	(207)	195
Cash flows from financing activities	—	—	16
Net cash provided by discontinued operations	$—	$(10)	$6

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

Summarized financial information for Discontinued operations for the operations related to CCA follows:

In millions of dollars	2014	2013	2012
Total revenues, net of interest expense(1)	$—	$74	$60
Income (loss) from discontinued operations	$(7)	$(158)	$(123)
Gain on sale	—	62	—
Provision (benefit) for income taxes	(3)	(30)	(44)
Income (loss) from discontinued operations, net of taxes	$(4)	$(66)	$(79)

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

In millions of dollars	2014	2013	2012
Cash flows from operating activities	$—	$(43)	$(4)
Cash flows from investing activities	—	—	4
Cash flows from financing activities	—	43	—
Net cash provided by discontinued operations	$—	$—	$—

Sale of Egg Banking plc Credit Card Business
In April 2011, Citi completed the sale of the Egg Banking plc (Egg) credit card business. Summarized financial information for Discontinued operations for the operations related to Egg follows:

In millions of dollars	2014	2013	2012
Total revenues, net of interest expense(1)	$5	$—	$1
Income (loss) from discontinued operations	$(46)	$(62)	$(96)
Gain (loss) on sale	—	—	(1)
Provision (benefit) for income taxes	(16)	(22)	(34)
Income (loss) from discontinued operations, net of taxes	$(30)	$(40)	$(63)

(1)	Total revenues include gain or loss on sale, if applicable.

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

Combined Results for Discontinued Operations
The following is summarized financial information for Credicard, CCA, Egg and previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

In millions of dollars	2014	2013	2012
Total revenues, net of interest expense(1)	$74	$1,086	$1,106
Income (loss) from discontinued operations	$10	$(242)	$(109)
Gain on sale	—	268	(1)
Provision (benefit) for income taxes	12	(244)	(52)
Income (loss) from discontinued operations, net of taxes	$(2)	$270	$(58)

(1)	Total revenues include gain or loss on sale, if applicable.

Cash Flows from Discontinued Operations

In millions of dollars	2014	2013	2012
Cash flows used in operating activities	$—	$154	$(209)
Cash flows from investing activities	—	(207)	199
Cash flows from financing activities	—	43	16
Net cash provided by discontinued operations	$—	$(10)	$6

Significant Disposals
The following sales were identified as significant disposals, including the assets and liabilities that were reclassified to held-for-sale within Other assets and Other liabilities on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to each business.

Agreement to Sell Japan Retail Banking Business
On December 25, 2014, Citi entered into an agreement to sell its Japan retail banking business that will be reported as part of Citi Holdings effective January 1, 2015. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur by the fourth quarter of 2015 and result in an after-tax gain upon completion. Income before taxes for the period in which the individually significant component was classified as held-for-sale and for all prior periods are as follows:

In millions of dollars	2014	2013	2012
Income before taxes	$(5)	$31	$(4)

The following assets and liabilities for the Japan retail banking business were identified and reclassified to held-for-sale within Other assets and Other liabilities on the Consolidated Balance Sheet at December 31, 2014:

In millions of dollars	December 31, 2014
Assets
Cash and deposits with banks	$151
Loans (net of allowance of $2 million)	544
Goodwill	51
Other assets, advances to/from subs	19,854
Other assets	66
Total assets	$20,666
Liabilities
Deposits	$20,605
Other liabilities	61
Total liabilities	$20,666

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

In millions of dollars	2014	2013	2012
Income before taxes	$373	$59	$6

Sale of Greece Consumer Operations
On September 30, 2014, Citi sold its consumer operations in Greece, which were part of Citi Holdings, including $353 million of consumer loans (net of allowance), $1.1 billion of assets under management, $1.2 billion of customer deposits, 20 branches, 85 ATMs and 719 employees, with the buyer assuming certain limited pension obligations related to Diners’ Club’s employees at closing. The transaction generated a pretax gain on sale of $209 million ($91 million after-tax).
Income before taxes for the period in which the individually significant component was classified as held-for-sale and for all prior periods are as follows:

In millions of dollars	2014	2013	2012
Income before taxes	$133	$(113)	$(258)

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Corporate/Other and Citi Holdings business segments.
GCB includes a global, full-service consumer franchise delivering a wide array of banking, credit card lending and investment services through a network of local branches, offices and electronic delivery systems and is composed of four GCB businesses: North America, EMEA, Latin America and Asia.
ICG is composed of Banking and Markets and securities services and provides corporate, institutional, public sector and high-net-worth clients in approximately 100 countries with a broad range of banking and financial products and services.
Corporate/Other includes certain unallocated costs of global functions, other corporate expenses and net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications and eliminations, the results of discontinued operations and unallocated taxes.
Citi Holdings is composed of businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses.

The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements.
The prior-period balances reflect reclassifications to conform the presentation in those periods to the current period’s presentation. Effective January 1, 2014, certain business activities within the former Securities and Banking and Transaction Services were realigned and aggregated as Banking and Markets and securities services within ICG. This change was due to the realignment of the management structure within ICG and did not have an impact on any total segment-level information. In addition, during the first quarter of 2014, reclassifications were made related to Citi’s re-allocation of certain administrative, operations and technology costs among Citi’s businesses, the allocation of certain costs from Corporate/Other to Citi’s businesses as well as certain immaterial reclassifications between revenues and expenses affecting ICG.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)			Provision (benefits) for income taxes			Income (loss) from continuing operations (2)			Identifiable assets
In millions of dollars, except identifiable assets in billions	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013
Global Consumer Banking	$37,753	$38,165	$39,105	$3,473	$3,424	$3,468	$6,938	$6,763	$7,597	$396	$405
Institutional Clients Group	33,267	33,567	30,762	3,729	3,857	2,021	9,521	9,414	7,834	1,020	1,045
Corporate/Other	47	121	128	(459)	(282)	(1,093)	(5,593)	(630)	(1,048)	329	313
Total Citicorp	$71,067	$71,853	$69,995	$6,743	$6,999	$4,396	$10,866	$15,547	$14,383	$1,745	$1,763
Citi Holdings	5,815	4,566	(805)	121	(1,132)	(4,389)	(3,366)	(1,917)	(6,565)	98	117
Total	$76,882	$76,419	$69,190	$6,864	$5,867	$7	$7,500	$13,630	$7,818	$1,843	$1,880

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $32.0 billion, $31.2 billion and $29.9 billion; in EMEA of $10.9 billion, $11.5 billion and $11.5 billion; in Latin America of $13.4 billion, $14.0 billion and $13.5 billion; and in Asia of $14.7 billion, $15.0 billion and $15.0 billion in 2014, 2013, and 2012, respectively.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in GCB of $6.1 billion, $6.8 billion and $6.2 billion; in ICG of $57 million, $78 million and $276 million; and in Citi Holdings of $1.3 billion, $1.6 billion and $4.9 billion in 2014, 2013, and 2012, respectively.

4.  INTEREST REVENUE AND EXPENSE
For the years ended December 31, 2014, 2013 and 2012 Interest revenue and Interest expense consisted of the following:

In millions of dollars	2014	2013	2012
Interest revenue
Loan interest, including fees	$44,776	$45,580	$47,712
Deposits with banks	959	1,026	1,261
Federal funds sold and securities borrowed or purchased under agreements to resell	2,366	2,566	3,418
Investments, including dividends	7,195	6,919	7,525
Trading account assets(1)	5,880	6,277	6,802
Other interest	507	602	580
Total interest revenue	$61,683	$62,970	$67,298
Interest expense
Deposits(2)	$5,692	$6,236	$7,690
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,895	2,339	2,817
Trading account liabilities(1)	168	169	190
Short-term borrowings	580	597	727
Long-term debt	5,355	6,836	9,188
Total interest expense	$13,690	$16,177	$20,612
Net interest revenue	$47,993	$46,793	$46,686
Provision for loan losses	6,828	7,604	10,458
Net interest revenue after provision for loan losses	$41,165	$39,189	$36,228

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	Includes deposit insurance fees and charges of $1,038 million, $1,132 million and $1,262 million for 2014, 2013 and 2012, respectively.

5.  COMMISSIONS AND FEES
The primary components of Commissions and fees revenue are investment banking fees, trading-related fees, credit card and bank card fees and fees related to treasury and securities services in ICG.
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

In millions of dollars	2014	2013	2012
Investment banking	$3,687	$3,315	$2,991
Trading-related	2,503	2,563	2,331
Credit cards and bank cards	2,227	2,472	2,775
Trade and securities services	1,871	1,847	1,733
Other consumer(1)	885	911	908
Checking-related	531	551	615
Corporate finance(2)	531	516	516
Loan servicing	380	500	313
Other	417	266	402
Total commissions and fees	$13,032	$12,941	$12,584

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments on derivatives), FVA (funding valuation adjustments) on over-the-counter derivatives and DVA (debt valuation adjustments on issued liabilities for which the fair value option has been elected).
The following table presents principal transactions revenue for the years ended December 31:

In millions of dollars	2014	2013	2012
Global Consumer Banking	$787	$863	$808
Institutional Clients Group	5,908	6,494	4,330
Corporate/Other	(383)	(80)	(189)
Subtotal Citicorp	$6,312	$7,277	$4,949
Citi Holdings	386	25	31
Total Citigroup	$6,698	$7,302	$4,980
Interest rate contracts(1)	$3,657	$4,055	$2,380
Foreign exchange contracts(2)	2,008	2,307	2,493
Equity contracts(3)	(260)	319	158
Commodity and other contracts(4)	590	277	108
Credit products and derivatives(5)	703	344	(159)
Total	$6,698	$7,302	$4,980

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

7. INCENTIVE PLANS

Discretionary Annual Incentive Awards
Citigroup grants immediate cash bonus payments, deferred cash awards, stock payments and restricted and deferred stock awards as part of its discretionary annual incentive award program involving a large segment of Citigroup’s employees worldwide. Most of the shares of common stock issued by Citigroup as part of its equity compensation programs are to settle the vesting of the stock components of these awards.
Discretionary annual incentive awards are generally awarded in the first quarter of the year based upon the previous year’s performance. Awards valued at less than U.S. $100,000 (or the local currency equivalent) are generally paid entirely in the form of an immediate cash bonus. Pursuant to Citigroup policy and/or regulatory requirements, certain employees and officers are subject to mandatory deferrals of incentive pay and generally receive 25% to 60% of their awards in a combination of restricted or deferred stock and deferred cash. Discretionary annual incentive awards to many employees in the EU are subject to deferral requirements regardless of the total award value, with 50% of the immediate incentive delivered in the form of a stock payment or stock unit award subject to a restriction on sale or transfer or hold back (generally, for six months).
Deferred annual incentive awards are generally delivered as two awards—a restricted or deferred stock award under Citi’s Capital Accumulation Program (CAP) and a deferred cash award. The applicable mix of CAP and deferred cash awards may vary based on the employee’s minimum deferral requirement and the country of employment. In some cases, the entire deferral will be in the form of either a CAP or deferred cash award.
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
Generally, the CAP and deferred cash awards vest in equal annual installments over three- or four-year periods. Vested CAP awards are delivered in shares of common stock. Deferred cash awards are payable in cash and earn a fixed notional rate of interest that is paid only if and when the underlying principal award amount vests. Generally, in the EU, vested CAP shares are subject to a restriction on sale or transfer after vesting, and vested deferred cash awards are subject to hold back (generally, for six months in each case).
Unvested CAP and deferred cash awards made in January 2011 or later are subject to one or more clawback provisions that apply in certain circumstances, including in the case of employee risk-limit violations or other misconduct, or where the awards were based on earnings that were misstated. CAP awards made to certain employees in February 2013 and later, and deferred cash awards made to certain employees in January 2012, are subject to a formulaic performance-based vesting condition pursuant to which amounts otherwise scheduled to vest will be reduced based on the amount of any pretax loss in the participant’s business in the calendar year preceding the scheduled vesting date. For CAP awards made in February 2013 and later, a minimum reduction of 20% applies for the first dollar of loss.
In addition, deferred cash awards made to certain employees in February 2013 and later are subject to a discretionary performance-based vesting condition under which an amount otherwise scheduled to vest may be reduced in the event of a “material adverse outcome” for which a participant has “significant responsibility.” Deferred cash awards made to these employees in February 2014 and later are subject to an additional clawback provision pursuant to which unvested awards may be canceled if the employee engaged in misconduct or exercised materially imprudent judgment, or failed to supervise or escalate the behavior of other employees who did.
Certain CAP and other stock-based awards, including those to participants in the EU that are subject to certain discretionary clawback provisions, are subject to variable accounting, pursuant to which the associated value of the award fluctuates with changes in Citigroup’s common stock price until the date that the award is settled, either in cash or shares. For these awards, the total amount that will be recognized as expense cannot be determined in full until the settlement date.

Compensation Allowances
In 2013 and 2014, certain employees of Citigroup’s U.K. regulated entities were granted fixed allowances, in addition to salary and annual incentive awards. Generally, these cash allowances are payable in equal installments during the service year and the following year or two years. The payments cease if the employee does not continue to meet applicable service or other requirements. The allowance payments are not subject to performance conditions or clawback. Discretionary incentives awarded for performance years 2013 and 2014 to employees receiving allowances were at reduced levels and subject to greater deferral requirements, of up to 100% in some cases.

Sign-on and Long-Term Retention Awards
Stock awards, deferred cash awards and grants of stock options may be made at various times during the year as sign-on awards to induce new hires to join Citi or to high-potential employees as long-term retention awards.
Vesting periods and other terms and conditions pertaining to these awards tend to vary by grant. Generally, recipients must remain employed through the vesting dates to vest in the awards, except in cases of death, disability or involuntary termination other than for “gross misconduct.” These awards do not usually provide for post-employment vesting by retirement-eligible participants. Any stock option grants are for Citigroup common stock with exercise prices that are no less than the fair market value at the time of grant.

Outstanding (Unvested) Stock Awards
A summary of the status of unvested stock awards granted as discretionary annual incentive or sign-on and long-term retention awards for the 12 months ended December 31, 2014, is presented below:

Unvested stock awards	Shares	Weighted- average grant date fair value per share
Unvested at January 1, 2014	61,136,782	$39.71
New awards	17,729,497	49.65
Canceled awards	(2,194,893)	41.31
Vested awards (1)	(26,666,993)	40.94
Unvested at December 31, 2014	50,004,393	$42.52

(1)	The weighted-average fair value of the shares vesting during 2014 was approximately $52.02 per share.
Total unrecognized compensation cost related to unvested stock awards, excluding the impact of forfeiture estimates, was $659 million at December 31, 2014. The cost is expected to be recognized over a weighted-average period of 0.7 years. However, the value of the portion of these awards that is subject to variable accounting will fluctuate with changes in Citigroup’s common stock price.

Performance Share Units
Certain executive officers were awarded a target number of performance share units (PSUs) on February 19, 2013, for performance in 2012, and to a broader group of executives on February 18, 2014, and February 18, 2015, for performance in 2013 and 2014, respectively. PSUs will be earned only to the extent that Citigroup attains specified performance goals relating to Citigroup’s return on assets and relative total shareholder return against peers over the three-year period beginning with the year of award. The actual dollar amounts ultimately earned could vary from zero, if performance goals are not met, to as much as 150% of target, if performance goals are meaningfully exceeded. The value of each PSU is equal to the value of one share of Citi common stock. The value of the award will fluctuate with changes in Citigroup’s stock price and the attainment of the specified performance goals for each award, until it is settled solely in cash after the end of the performance period.

Stock Option Programs
Stock options have not been granted to Citi’s employees as part of the annual incentive award programs since 2009.
On February 14, 2011, Citigroup granted options exercisable for approximately 2.9 million shares of Citigroup common stock to certain of its executive officers. The options have six-year terms and vested in three equal annual installments. The exercise price of the options is $49.10, equal to the closing price of a share of Citigroup common stock on the grant date. Upon exercise of the options before the fifth anniversary of the grant date, the shares received on exercise (net of the amount required to pay taxes and the exercise price) are subject to a one-year transfer restriction.
The February 14, 2011, grant is the only prior stock option grant that was not fully vested by January 1, 2014, and as a result, is the only grant that resulted in an amount of compensation expense in 2014. All other stock option grants were fully vested at December 31, 2013, and as a result Citi will not incur any future compensation expense related to those grants.

Information with respect to stock option activity under Citigroup’s stock option programs for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014			2013			2012
	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share	Options	Weighted- average exercise price	Intrinsic value per share
Outstanding, beginning of period	31,508,106	$50.72	$1.39	35,020,397	$51.20	$—	37,596,029	$69.60	$—
Forfeited	(28,257)	40.80	—	(50,914)	212.35	—	(858,906)	83.84	—
Expired	(602,093)	242.43	—	(86,964)	528.40	—	(1,716,726)	438.14	—
Exercised	(4,363,637)	40.82	11.37	(3,374,413)	40.81	9.54	—	—	—
Outstanding, end of period	26,514,119	$48.00	$6.11	31,508,106	$50.72	$1.39	35,020,397	$51.20	$—
Exercisable, end of period	26,514,119			30,662,588			32,973,444

The following table summarizes information about stock options outstanding under Citigroup’s stock option programs at December 31, 2014:

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Weighted-average contractual life remaining	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$29.70—$49.99 (1)	25,617,659	1.1 years	$42.87	25,617,659	$42.87
$50.00—$99.99	69,956	6.1 years	56.76	69,956	56.76
$100.00—$199.99	502,416	4.0 years	147.13	502,416	147.13
$200.00—$299.99	124,088	3.1 years	240.28	124,088	240.28
$300.00—$399.99	200,000	3.1 years	335.50	200,000	335.50
Total at December 31, 2014	26,514,119	1.2 years	$48.02	26,514,119	$48.02

(1)	A significant portion of the outstanding options are in the $40 to $45 range of exercise prices.

Profit Sharing Plan
The 2010 Key Employee Profit Sharing Plan (KEPSP) entitled participants to profit-sharing payments calculated with reference to the pretax income of Citicorp (as defined in the KEPSP) over a performance measurement period of January 1, 2010, through December 31, 2013. Generally, if a participant remained employed and all other conditions to vesting and payment were satisfied, the participant became entitled to payment. Payments were made in cash, except for U.K. participants who, pursuant to regulatory requirements, received 50% of their payment in Citigroup common stock that was subject to a six-month sale restriction.
Independent risk function employees were not eligible to participate in the KEPSP, as the independent risk function participates in the determination of whether payouts will be made under the KEPSP. Instead, they were eligible to receive deferred cash retention awards.

Other Variable Incentive Compensation
Citigroup has various incentive plans globally that are used to motivate and reward performance primarily in the areas of sales, operational excellence and customer satisfaction. Participation in these plans is generally limited to employees who are not eligible for discretionary annual incentive awards.

Summary
Except for awards subject to variable accounting, the total expense recognized for stock awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period, other than for awards to retirement-eligible employees and immediately vested awards. Whenever awards are made or are expected to be made to retirement-eligible employees, the charge to income is accelerated based on when the applicable conditions to retirement eligibility were or will be met. If the employee is retirement eligible on the grant date, or the award is vested at grant date, the entire expense is recognized in the year prior to grant.
Recipients of Citigroup stock awards generally do not have any stockholder rights until shares are delivered upon vesting or exercise, or after the expiration of applicable required holding periods. Recipients of restricted or deferred stock awards and stock unit awards, however, may be entitled to receive dividends or dividend-equivalent payments during the vesting period. Recipients of restricted stock awards generally are entitled to vote the shares in their award during the vesting period. Once a stock award vests, the shares are freely transferable, unless they are subject to a restriction on sale or transfer for a specified period. Pursuant to a stock ownership commitment, certain executives have committed to holding most of their vested shares indefinitely.

All equity awards granted since April 19, 2005, have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors.
At December 31, 2014, approximately 51.6 million shares of Citigroup common stock were authorized and available for grant under Citigroup’s 2014 Stock Incentive Plan, the only plan from which equity awards are currently granted.
The 2014 Stock Incentive Plan and predecessor plans permit the use of treasury stock or newly issued shares in connection with awards granted under the plans. Newly issued shares were distributed to settle the vesting of annual deferred stock awards in January 2012, 2013, 2014 and 2015. The use of treasury stock or newly issued shares to settle stock awards does not affect the compensation expense recorded in the Consolidated Statement of Income for equity awards.

Incentive Compensation Cost
The following table shows components of compensation expense, relating to the above incentive compensation programs, recorded during 2014, 2013 and 2012:

In millions of dollars	2014	2013	2012
Charges for estimated awards to retirement-eligible employees	$525	$468	$444
Amortization of deferred cash awards, deferred cash stock units and performance stock units	311	323	345
Immediately vested stock award expense (1)	51	54	60
Amortization of restricted and deferred stock awards (2)	668	862	864
Option expense	1	10	99
Other variable incentive compensation	803	1,076	670
Profit sharing plan	1	78	246
Total	$2,360	$2,871	$2,728

(1)
Represents expense for immediately vested stock awards that generally were stock payments in lieu of cash compensation. The expense is generally accrued as cash incentive compensation in the year prior to grant.

(2)	All periods include amortization expense for all unvested awards to non-retirement-eligible employees. Amortization is recognized net of estimated forfeitures of awards.

Future Expenses Associated with Outstanding (Unvested) Awards
Citi expects to record compensation expense in future periods as a result of awards granted for performance in 2014 and years prior. Because the awards contain service or other conditions that will be satisfied in the future, the expense of these already-granted awards is recognized over those future period(s). Citi's expected future expenses, excluding the impact of forfeitures, cancellations, clawbacks and repositioning-related accelerations that have not yet occurred, are summarized in the table below. The portion of these awards that is subject to variable accounting will cause the expense amount to fluctuate with changes in Citigroup’s common stock price.

In millions of dollars	2015	2016	2017	2018 and beyond(1)	Total(2)
Awards granted in 2014 and prior:
Deferred Stock Awards	$357	$204	$92	$6	$659
Deferred Cash Awards	232	123	51	3	409
Future expense related to awards already granted	$589	$327	$143	$9	$1,068
Future expense related to awards granted in 2015(3)	$400	$290	$188	$164	$1,042
Total	$989	$617	$331	$173	$2,110

(1)	Principally 2018.

(2)	$1.8 billion of which is attributable to ICG.

(3)	Refers to awards granted on or about February 16, 2015, as part Citi's discretionary annual incentive awards for services performed in 2014, and 2015 compensation allowances.

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
The Company also sponsors a number of non-contributory, nonqualified pension plans. These plans, which are unfunded, provide supplemental defined pension benefits to certain U.S. employees. With the exception of certain employees covered under the prior final pay plan formula, the benefits under these plans were frozen in prior years.
In the second quarter of 2013, the Company changed the method of accounting for its most significant pension and postretirement benefit plans (Significant Plans) such that plan obligations, plan assets and periodic plan expense are remeasured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 80% of the Company’s global pension and postretirement plan obligations as of December 31, 2014. All other plans (All Other Plans) are remeasured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s U.S. qualified and nonqualified pension plans and postretirement plans, and pension and postretirement plans outside the United States, for Significant Plans and All Other Plans, for the years indicated.

	Pension plans						Postretirement benefit plans
	U.S. plans			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Qualified plans
Benefits earned during the year	$6	$8	$12	$178	$210	$199	$—	$—	$—	$15	$43	$29
Interest cost on benefit obligation	541	538	565	376	384	367	33	33	44	120	146	116
Expected return on plan assets	(878)	(863)	(897)	(384)	(396)	(399)	(1)	(2)	(4)	(121)	(133)	(108)
Amortization of unrecognized
Prior service (benefit) cost	(3)	(4)	(1)	1	4	4	—	(1)	(1)	(12)	—	—
Net actuarial loss	105	104	96	77	95	77	—	—	4	39	45	25
Curtailment loss (1)	—	21	—	14	4	10	—	—	—	—	—	—
Settlement (gain) loss (1)	—	—	—	53	13	35	—	—	—	—	(1)	—
Special termination benefits (1)	—	—	—	9	8	1	—	—	—	—	—	—
Net qualified plans (benefit) expense	$(229)	$(196)	$(225)	$324	$322	$294	$32	$30	$43	$41	$100	$62
Nonqualified plans expense	45	46	42	—	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting policy(2)	—	(23)	—	—	—	—	—	—	—	—	3	—
Total adjusted net (benefit) expense	$(184)	$(173)	$(183)	$324	$322	$294	$32	$30	$43	$41	$103	$62

(1)	Losses due to curtailment, settlement and special termination benefits relate to repositioning actions.

(2)	Cumulative effect of adopting quarterly remeasurement for Significant Plans.

Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions for 2014 or 2013.

The following table summarizes the actual Company contributions for the years ended December 31, 2014 and 2013, as well as estimated expected Company contributions for 2015. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

	Pension plans (1)						Postretirement plans (1)
	U.S. plans (2)			Non-U.S. plans			U.S. plans			Non-U.S. plans
In millions of dollars	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Cash contributions paid by the Company	$—	$100	$—	$86	$130	$308	$—	$—	$—	$77	$6	$251
Benefits paid directly by the Company	60	58	51	47	100	49	63	56	52	6	6	5
Total Company contributions	$60	$158	$51	$133	$230	$357	$63	$56	$52	$83	$12	$256

(1)	Payments reported for 2015 are expected amounts.

(2)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

The estimated net actuarial loss and prior service cost that will be amortized from Accumulated other comprehensive income (loss) into net expense in 2015 are approximately $245 million and $1 million, respectively, for defined benefit pension plans. For postretirement plans, the estimated 2015 net actuarial loss and prior service cost amortizations are approximately $45 million and $(12) million, respectively.

Funded Status and Accumulated Other Comprehensive Income
The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s U.S. qualified and nonqualified pension plans and postretirement plans, and pension and postretirement plans outside the United States.

Net Amount Recognized

	Pension plans				Postretirement benefit plans
In millions of dollars	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
	2014	2013	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation
Qualified plans
Projected benefit obligation at beginning of year	$12,137	$13,268	$7,194	$7,399	$780	$1,072	$1,411	$2,002
Cumulative effect of change in accounting policy(1)	—	(368)	—	385	—	—	—	81
Benefits earned during the year	6	8	178	210	—	—	15	43
Interest cost on benefit obligation	541	538	376	384	33	33	120	146
Plan amendments	—	—	2	(28)	—	—	(14)	(171)
Actuarial (gain) loss(2)	2,077	(671)	790	(733)	184	(253)	262	(617)
Benefits paid, net of participants’ contributions	(701)	(661)	(352)	(296)	(91)	(85)	(93)	(64)
Expected government subsidy	—	—	—	—	11	13	—	—
Divestitures	—	—	(18)	—	—	—	(1)	—
Settlements	—	—	(184)	(57)	—	—	—	(2)
Curtailment (gain) loss	—	23	(58)	(2)	—	—	(3)	(3)
Special/contractual termination benefits	—	—	9	8	—	—	—	—
Foreign exchange impact and other	—	—	(685)	(76)	—	—	(170)	(4)
Qualified plans	$14,060	$12,137	$7,252	$7,194	$917	$780	$1,527	$1,411
Nonqualified plans (3)	779	692	—	—	—	—	—	—
Projected benefit obligation at year end	$14,839	$12,829	$7,252	$7,194	$917	$780	$1,527	$1,411

(1)	Represents the cumulative effect of adopting quarterly remeasurement for Significant Plans.

(2)	2014 amounts for the U.S. plans include impact of the adoption of updated mortality tables (see “Mortality Tables” below).

(3)	These plans are unfunded.

	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Change in plan assets
Qualified plans
Plan assets at fair value at beginning of year	$12,731	$12,656	$6,918	$7,154	$32	$50	$1,472	$1,497
Cumulative effect of change in accounting policy(1)	—	(53)	—	126	—	3	—	21
Actual return on plan assets	941	789	1,108	(256)	2	(1)	166	(223)
Company contributions	100	—	230	357	56	52	12	256
Plan participants’ contributions	—	—	5	6	51	50	—	—
Divestitures	—	—	(11)	—	—	—	—	—
Settlements	—	—	(184)	(61)	—	—	—	—
Benefits paid	(701)	(661)	(357)	(302)	(131)	(122)	(93)	(64)
Foreign exchange impact and other	—	—	(652)	(106)	—	—	(173)	(15)
Qualified plans	$13,071	$12,731	$7,057	$6,918	$10	$32	$1,384	$1,472
Nonqualified plans (2)	—	—	—	—	—	—	—	—
Plan assets at fair value year end	$13,071	$12,731	$7,057	$6,918	$10	$32	$1,384	$1,472

Funded status of the plans
Qualified plans(3)	$(989)	$593	$(195)	$(276)	$(907)	$(748)	$(143)	$61
Nonqualified plans (2)	(779)	(692)	—	—	—	—	—	—
Funded status of the plans at year end	$(1,768)	$(99)	$(195)	$(276)	$(907)	$(748)	$(143)	$61

Net amount recognized
Qualified plans
Benefit asset	$—	$593	$921	$709	$—	$—	$196	$407
Benefit liability	(989)	—	(1,116)	(985)	(907)	(748)	(339)	(346)
Qualified plans	$(989)	$593	$(195)	$(276)	$(907)	$(748)	$(143)	$61
Nonqualified plans (2)	(779)	(692)	—	—	—	—	—	—
Net amount recognized on the balance sheet	$(1,768)	$(99)	$(195)	$(276)	$(907)	$(748)	$(143)	$61

Amounts recognized in Accumulated other comprehensive income (loss)
Qualified plans
Net transition asset (obligation)	$—	$—	$(1)	$(1)	$—	$—	$—	$(1)
Prior service benefit (cost)	3	7	13	(2)	—	1	157	173
Net actuarial gain (loss)	(5,819)	(3,911)	(1,690)	(2,007)	(56)	129	(658)	(555)
Qualified plans	$(5,816)	$(3,904)	$(1,678)	$(2,010)	$(56)	$130	$(501)	$(383)
Nonqualified plans (2)	(325)	(226)	—	—	—	—	—	—
Net amount recognized in equity - pretax	$(6,141)	$(4,130)	$(1,678)	$(2,010)	$(56)	$130	$(501)	$(383)

Accumulated benefit obligation
Qualified plans	$14,050	$12,122	$6,699	$6,652	$917	$780	$1,527	$1,411
Nonqualified plans (2)	771	668	—	—	—	—	—	—
Accumulated benefit obligation at year end	$14,821	$12,790	$6,699	$6,652	$917	$780	$1,527	$1,411

(1)	Represents the cumulative effect of adopting quarterly remeasurement for Significant Plans.

(2)	These plans are unfunded.

(3)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act (ERISA) funding rules as of January 1, 2015 and no minimum required funding is expected for 2015.

The following table shows the change in Accumulated other comprehensive income (loss) related to Citi’s pension and postretirement benefit plans (for Significant Plans and All Other Plans) for the years indicated.

In millions of dollars	2014	2013	2012

Beginning of period balance, net of tax (1) (2)	$(3,989)	$(5,270)	$(4,282)
Cumulative effect of change in accounting policy(3)	—	(22)	—
Actuarial assumptions changes and plan experience (4)	(3,404)	2,380	(2,400)
Net asset gain (loss) due to difference between actual and expected returns	833	(1,084)	963
Net amortizations	202	271	214
Prior service credit	13	360	—
Curtailment/ settlement loss (5)	67	—	—
Foreign exchange impact and other	459	74	(155)
Change in deferred taxes, net	660	(698)	390
Change, net of tax	$(1,170)	$1,281	$(988)
End of period balance, net of tax (1) (2)	$(5,159)	$(3,989)	$(5,270)

(1)	See Note 20 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Represents the cumulative effect of adopting quarterly remeasurement for Significant Plans.

(4)	Includes $111 million, $(58) million and $62 million of actuarial losses (gains) related to the U.S. nonqualified pension plans for 2014, 2013 and 2012, respectively.

(5)	Curtailment and settlement losses relate to repositioning actions.

At December 31, 2014 and 2013, for both qualified and nonqualified pension plans and for both funded and unfunded plans, the aggregate projected benefit obligation (PBO), the aggregate accumulated benefit obligation (ABO), and the aggregate fair value of plan assets are presented for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets as follows:

	PBO exceeds fair value of plan assets				ABO exceeds fair value plan assets
	U.S. plans (1)		Non-U.S. plans(2)		U.S. plans (1)		Non-U.S. plans(2)
In millions of dollars	2014	2013	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$14,839	$692	$2,756	$2,765	$14,839	$692	$2,570	$2,408
Accumulated benefit obligation	14,821	668	2,353	2,375	14,821	668	2,233	2,090
Fair value of plan assets	13,071	—	1,640	1,780	13,071	—	1,495	1,468

(1)
At December 31, 2014, for both the U.S. qualified and nonqualified plans, the aggregate PBO and the aggregate ABO exceeded plan assets. At December 31, 2013, assets for the U.S. qualified plan exceeded both the PBO and ABO. The U.S. nonqualified plans are not funded and thus the PBO and ABO exceeded plan assets as of this date.

(2)
At December 31, 2014, the aggregate PBO and the aggregate ABO exceeded the aggregate plan assets for non-U.S. plans. Assets for certain non-U.S. plans exceed both the PBO and ABO and, as such, only the aggregate PBO, ABO, and asset values for underfunded non-U.S. plans are presented in the table above.

At December 31, 2014, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, were more than plan assets by $0.6 billion. At December 31, 2013, combined accumulated benefit obligations for the U.S. and non-U.S. pension plans, excluding U.S. nonqualified plans, were less than plan assets by $0.9 billion.

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
Certain assumptions used in determining pension and postretirement benefit obligations and net benefit expense for the Company’s plans are shown in the following table:

At year end	2014	2013
Discount rate
U.S. plans (1)
Qualified pension	4.00%	4.75%
Nonqualified pension	3.90	4.75
Postretirement	3.80	4.35
Non-U.S. pension plans (2)
Range	1.00 to 32.50	1.60 to 29.25
Weighted average	4.74	5.60
Non-U.S. postretirement plans (2)
Range	2.25 to 12.00	3.50 to 11.90
Weighted average	7.50	8.65
Future compensation increase rate
U.S. plans (3)	N/A	N/A
Non-U.S. pension plans
Range	1.00 to 30.00	1.00 to 26.00
Weighted average	3.27	3.40
Expected return on assets
U.S. plans	7.00	7.00
Non-U.S. pension plans
Range	1.30 to 11.50	1.20 to 11.50
Weighted average	5.08	5.68
Non-U.S. postretirement plans
Range	8.50 to 10.40	8.50 to 8.90
Weighted average	8.51	8.50

(1)	Effective April 1, 2013, Citigroup changed to a quarterly remeasurement approach for its Significant Plans, including the U.S. qualified pension and postretirement plans.
For the U.S. qualified pension and postretirement plans, the 2014 rates shown above were utilized to calculate the December 31, 2014 benefit obligation and will be used to determine the 2015 first quarter expense. The 2013 rates shown above were utilized to calculate the December 31, 2013 benefit obligation and used for the 2014 first quarter expense.
For the U.S. nonqualified pension plans, the 2014 rates shown above were utilized to calculate the December 31, 2014 benefit obligation and will be used to determine the 2015 first quarter expense. The 2013 rates shown above were utilized to calculate the December 31, 2013 benefit obligations and were used to determine the expense for 2014.

(2)
Effective April 1, 2013, Citigroup changed to a quarterly remeasurement approach for its Significant non-U.S. pension and postretirement plans. For the Significant non-U.S. pension and postretirement plans, the 2014 rates shown above were utilized to calculate the December 31, 2014 benefit obligation and will be used to determine the 2015 first quarter expense. The 2013 rates shown above were utilized to calculate the

December 31, 2013 benefit obligation and the 2014 first quarter expense. For all other non-U.S. pension and postretirement plans, the 2014 rates shown above were utilized to calculate the December 31, 2014 benefit obligations and will be used to determine the expense for 2015. The 2013 rates shown above were utilized to calculate the December 31, 2013 benefit obligations and the expense for 2014.

(3)
Since the U.S. qualified pension plan has been frozen, a compensation increase rate applies only to certain small groups of grandfathered employees accruing benefits under a final pay plan formula. Only the future compensation increases for these grandfathered employees will affect future pension expense and obligations. Compensation increase rates for these small groups of participants range from 3.00% to 4.00%.

During the year	2014	2013
Discount rate
U.S. plans (1)
Qualified pension	4.75%/4.55%/ 4.25%/ 4.25%	3.90%/4.20%/ 4.75%/ 4.80%
Nonqualified pension	4.75	3.90
Postretirement	4.35/4.15/3.95/4.00	3.60/3.60/ 4.40/ 4.30
Non-U.S. pension plans
Range	1.60 to 29.25	1.50 to 28.00
Weighted average (2)	5.60	5.24
Non-U.S. postretirement plans
Range	3.50 to 11.90	3.50 to 10.00
Weighted average (2)	8.65	7.46
Future compensation increase rate
U.S. plans (3)	N/A	N/A
Non-U.S. pension plans
Range	1.00 to 26.00	1.20 to 26.00
Weighted average (2)	3.40	3.93
Expected return on assets
U.S. plans	7.00	7.00
Non-U.S. pension plans
Range	1.20 to 11.50	0.90 to 11.50
Weighted average (2)	5.68	5.76
Non-U.S. postretirement plans
Range	8.50 to 8.90	8.50 to 9.60
Weighted average (2)	8.50	8.50

(1)
For the U.S. qualified pension and postretirement plans, the 2014 and 2013 rates shown above were utilized to calculate the expense in each of the respective four quarters in 2014 and 2013, respectively. For the U.S. nonqualified pension plans, the 2014 and 2013 rates shown above were utilized to calculate expense for 2014 and 2013, respectively.

(2)
For the Significant non-U.S. plans, the 2014 and 2013 weighted averages shown above reflect the rates utilized to calculate expense in the first quarters of 2014 and 2013, respectively. For all other non-U.S. plans, the weighted averages shown above reflect the rates utilized to calculate expense for 2014 and 2013, respectively.

(3)
Since the U.S. qualified pension plan has been frozen, a compensation increase rate applies only to certain small groups of grandfathered employees accruing benefits under a final pay plan formula. Only the future compensation increases for these grandfathered employees will affect future pension expense and obligations. Compensation increase rates for these small groups of participants range from 3.00% to 4.00%.

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
The Company considers the expected rate of return to be a long-term assessment of return expectations and does not anticipate changing this assumption unless there are significant changes in investment strategy or economic conditions. This contrasts with the selection of the discount rate and certain other assumptions, which are reconsidered annually (or quarterly for the Significant Plans) in accordance with GAAP.
The expected rate of return for the U.S. pension and postretirement plans was 7.00% at December 31, 2014, 2013 and 2012. The expected return on assets reflects the expected annual appreciation of the plan assets and reduces the Company’s annual pension expense. The expected return on assets is deducted from the sum of service cost, interest cost and other components of pension expense to arrive at the net pension (benefit) expense. Net pension (benefit) expense for the U.S. pension plans for 2014, 2013 and 2012 reflects deductions of $878 million, $863 million and $897 million of expected returns, respectively.
The following table shows the expected rates of return used in determining the Company’s pension expense compared to the actual rate of return on plan assets during 2014, 2013 and 2012 for the U.S. pension and postretirement plans:

	2014	2013	2012
Expected rate of return (1)	7.00%	7.00%	7.50%
Actual rate of return (2)	7.80%	6.00%	11.00%

(1)	Effective December 31, 2012, the expected rate of return was changed from 7.50% to 7.00%.

(2)	Actual rates of return are presented net of fees.

For the non-U.S. plans, pension expense for 2014 was reduced by the expected return of $384 million, compared with the actual return of $1,108 million. Pension expense for 2013 and 2012 was reduced by expected returns of $396 million and $399 million, respectively. Actual returns were lower in 2013, but higher in 2014 and 2012 than the expected returns in those years.

Mortality Tables
At December 31, 2014, the Company adopted the Retirement Plan 2014 (RP-2014) and Mortality Projection 2014(MP-2014) mortality tables for U.S. plans.

	2014	2013
Mortality
U.S. plans (1) (2)
Pension	RP-2014/MP-2014	IRS RP-2000(2014)
Postretirement	RP-2014/MP-2014	IRS RP-2000(2014)

(1)
The RP-2014 table is the white-collar RP-2014 table, with a 4% increase in rates to reflect the Citigroup-specific mortality experience. The MP-2014 projection scale includes a phase-out of the assumed rates of improvements from 2015 to 2027.

(2)
The IRS mortality table (static version) includes a 7-year projection (from the measurement date) after retirement and 15-year projection (from the measurement date) prior to retirement using Projection Scale AA.

Adjustments were made to the RP-2014 tables and to the long-term rate of mortality improvement to reflect Citigroup specific experience. As a result, the U.S. qualified and nonqualified pension and postretirement plans’ PBO at December 31, 2014 increased by $1,209 million and its funded status and AOCI decreased by $1,209 million ($737 million, net of tax). In addition, the 2015 qualified and nonqualified pension and postretirement benefit expense is expected to increase by approximately $73 million.

Sensitivities of Certain Key Assumptions
The following tables summarize the effect on pension expense of a one-percentage-point change in the discount rate:

	One-percentage-point increase
In millions of dollars	2014	2013	2012
U.S. plans	$28	$16	$18
Non-U.S. plans	(39)	(52)	(48)

	One-percentage-point decrease
In millions of dollars	2014	2013	2012
U.S. plans	$(45)	$(57)	$(36)
Non-U.S. plans	56	79	64

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
The following tables summarize the effect on pension expense of a one-percentage-point change in the expected rates of return:

	One-percentage-point increase
In millions of dollars	2014	2013	2012
U.S. plans	$(129)	$(123)	$(120)
Non-U.S. plans	(67)	(68)	(64)

	One-percentage-point decrease
In millions of dollars	2014	2013	2012
U.S. plans	$129	$123	$120
Non-U.S. plans	67	68	64

Health Care Cost-Trend Rate
Assumed health care cost-trend rates were as follows:

	2014	2013
Health care cost increase rate for U.S. plans
Following year	7.50%	8.00%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached(1)	2020	2020

(1)	Weighted average for plans with different following year and ultimate rates.

	2014	2013
Health care cost increase rate for Non-U.S. plans (weighted average)
Following year	6.94%	6.95%
Ultimate rate to which cost increase is assumed to decline	6.93	6.94
Year in which the ultimate rate is reached	2027	2029

 A one-percentage-point change in assumed health care cost-trend rates would have the following effects:

	One-percentage- point increase		One- percentage- point decrease
In millions of dollars	2014	2013	2014	2013
Effect on benefits earned and interest cost for U.S. postretirement plans	$2	$1	$(1)	$(1)
Effect on accumulated postretirement benefit obligation for U.S. postretirement plans	40	24	(34)	(19)

	One-percentage- point increase		One- percentage- point decrease
In millions of dollars	2014	2013	2014	2013
Effect on benefits earned and interest cost for non-U.S. postretirement plans	$17	$37	$(14)	$(29)
Effect on accumulated postretirement benefit obligation for non-U.S. postretirement plans	197	181	(161)	(137)

Plan Assets
Citigroup’s pension and postretirement plans’ asset allocations for the U.S. plans at December 31, 2014 and 2013 and the target allocations for 2015 by asset category based on asset fair values, are as follows:

	Target asset allocation	U.S. pension assets at December 31,		U.S. postretirement assets at December 31,
Asset category (1)	2015	2014	2013	2014	2013
Equity securities (2)	0 - 30%	20%	19%	20%	19%
Debt securities	25 - 73	44	42	44	42
Real estate	0 - 7	4	5	4	5
Private equity	0 - 10	8	11	8	11
Other investments	0 - 22	24	23	24	23
Total		100%	100%	100%	100%

(1)
Asset allocations for the U.S. plans are set by investment strategy, not by investment product. For example, private equities with an underlying investment in real estate are classified in the real estate asset category, not private equity.

(2)	Equity securities in the U.S. pension and postretirement plans do not include any Citigroup common stock at the end of 2014 and 2013.

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
Citigroup’s pension and postretirement plans’ weighted-average asset allocations for the non-U.S. plans and the actual ranges at the end of 2014 and 2013, and the weighted-average target allocations for 2015 by asset category based on asset fair values are as follows:

	Non-U.S. pension plans
	Weighted-average target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category (1)	2015	2014	2013	2014	2013
Equity securities	17%	0 - 67%	0 - 69%	17%	20%
Debt securities	78	0 - 100	0 - 99	77	72
Real estate	1	0 - 21	0 - 19	—	1
Other investments	4	0 - 100	0 - 100	6	7
Total	100%			100%	100%

	Non-U.S. postretirement plans
	Weighted-average target asset allocation	Actual range at December 31,		Weighted-average at December 31,
Asset category (1)	2015	2014	2013	2014	2013
Equity securities	41%	0 - 42%	0 - 41%	42%	41%
Debt securities	56	54 - 100	51 - 100	54	51
Other investments	3	0 - 4	0 - 8	4	8
Total	100%			100%	100%

(1)	Similar to the U.S. plans, asset allocations for certain non-U.S. plans are set by investment strategy, not by investment product.

Fair Value Disclosure

For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methodology utilized by the Company, see Note 1 and Note 25 to the Consolidated Financial Statements.
Certain investments may transfer between the fair value hierarchy classifications during the year due to changes in valuation methodology and pricing sources. There were no significant transfers of investments between Level 1 and Level 2 during the years ended December 31, 2014 and 2013.
Plan assets by detailed asset categories and the fair value hierarchy are as follows:

	U.S. pension and postretirement benefit plans (1)
In millions of dollars	Fair value measurement at December 31, 2014
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$773	$—	$—	$773
Non-U.S. equity	601	—	—	601
Mutual funds	214	—	—	214
Commingled funds	—	939	—	939
Debt securities
U.S. Treasuries	1,178	—	—	1,178
U.S. agency	—	113	—	113
U.S. corporate bonds	—	1,533	—	1,533
Non-U.S. government debt	—	357	—	357
Non-U.S. corporate bonds	—	405	—	405
State and municipal debt	—	132	—	132
Hedge funds	—	2,462	731	3,193
Asset-backed securities	—	41	—	41
Mortgage-backed securities	—	76	—	76
Annuity contracts	—	—	59	59
Private equity	—	—	1,631	1,631
Derivatives	12	637	—	649
Other investments	—	101	260	361
Total investments at fair value	$2,778	$6,796	$2,681	$12,255
Cash and short-term investments	$111	$1,287	$—	$1,398
Other investment receivables	—	28	35	63
Total assets	$2,889	$8,111	$2,716	$13,716
Other investment liabilities	$(17)	$(618)	$—	$(635)
Total net assets	$2,872	$7,493	$2,716	$13,081

(1)
The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2014, the allocable interests of the U.S. pension and postretirement benefit plans were 99.9% and 0.1%, respectively.

	U.S. pension and postretirement benefit plans (1)
In millions of dollars	Fair value measurement at December 31, 2013
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$793	$—	$—	$793
Non-U.S. equity	442	—	—	442
Mutual funds	203	—	—	203
Commingled funds	—	977	—	977
Debt securities
U.S. Treasuries	1,112	—	—	1,112
U.S. agency	—	91	—	91
U.S. corporate bonds	—	1,387	—	1,387
Non-U.S. government debt	—	349	—	349
Non-U.S. corporate bonds	—	398	—	398
State and municipal debt	—	137	—	137
Hedge funds	—	2,132	1,126	3,258
Asset-backed securities	—	61	—	61
Mortgage-backed securities	—	64	—	64
Annuity contracts	—	—	91	91
Private equity	—	—	2,106	2,106
Derivatives	8	601	—	609
Other investments	—	29	150	179
Total investments at fair value	$2,558	$6,226	$3,473	$12,257
Cash and short-term investments	$107	$957	$—	$1,064
Other investment receivables	—	49	52	101
Total assets	$2,665	$7,232	$3,525	$13,422
Other investment liabilities	$(9)	$(650)	$—	$(659)
Total net assets	$2,656	$6,582	$3,525	$12,763

(1)
The investments of the U.S. pension and postretirement benefit plans are commingled in one trust. At December 31, 2013, the allocable interests of the U.S. pension and postretirement benefit plans were 99.7% and 0.3%, respectively.

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2014
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$6	$15	$—	$21
Non-U.S. equity	86	271	45	402
Mutual funds	207	3,334	—	3,541
Commingled funds	10	25	—	35
Debt securities
U.S. corporate bonds	—	357	—	357
Non-U.S. government debt	3,293	246	1	3,540
Non-U.S. corporate bonds	103	811	5	919
Hedge funds	—	—	10	10
Mortgage-backed securities	—	1	—	1
Annuity contracts	—	1	32	33
Derivatives	11	—	—	11
Other investments	7	13	163	183
Total investments at fair value	$3,723	$5,074	$256	$9,053
Cash and short-term investments	$112	$2	$—	$114
Total assets	$3,835	$5,076	$256	$9,167
Other investment liabilities	$(3)	$(723)	$—	$(726)
Total net assets	$3,832	$4,353	$256	$8,441

	Non-U.S. pension and postretirement benefit plans
In millions of dollars	Fair value measurement at December 31, 2013
Asset categories	Level 1	Level 2	Level 3	Total
Equity securities
U.S. equity	$6	$13	$—	$19
Non-U.S. equity	117	292	49	458
Mutual funds	257	3,593	—	3,850
Commingled funds	7	22	—	29
Debt securities
U.S. corporate bonds	—	392	—	392
Non-U.S. government debt	2,547	232	—	2,779
Non-U.S. corporate bonds	107	780	5	892
Hedge funds	—	—	11	11
Mortgage-backed securities	3	1	—	4
Annuity contracts	—	1	32	33
Derivatives	42	—	—	42
Other investments	7	12	202	221
Total investments at fair value	$3,093	$5,338	$299	$8,730
Cash and short-term investments	$92	$4	$—	$96
Total assets	$3,185	$5,342	$299	$8,826
Other investment liabilities	$—	$(436)	$—	$(436)
Total net assets	$3,185	$4,906	$299	$8,390

Level 3 Roll Forward
The reconciliations of the beginning and ending balances during the year for Level 3 assets are as follows:

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2013	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales, and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2014
Hedge funds	$1,126	$63	$(25)	$(264)	$(169)	$731
Annuity contracts	91	—	(1)	(31)	—	59
Private equity	2,106	241	(187)	(529)	—	1,631
Other investments	150	(1)	(5)	109	7	260
Total investments	$3,473	$303	$(218)	$(715)	$(162)	$2,681
Other investment receivables	52	—	—	(17)	—	35
Total assets	$3,525	$303	$(218)	$(732)	$(162)	$2,716

In millions of dollars	U.S. pension and postretirement benefit plans
Asset categories	Beginning Level 3 fair value at Dec. 31, 2012	Realized gains (losses)	Unrealized gains (losses)	Purchases, sales, and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2013
Hedge funds	$1,524	$45	$69	$19	$(531)	$1,126
Annuity contracts	130	—	(9)	(33)	3	91
Private equity	2,419	264	(10)	(564)	(3)	2,106
Other investments	142	—	7	8	(7)	150
Total investments	$4,215	$309	$57	$(570)	$(538)	$3,473
Other investment receivables	24	—	—	28	—	52
Total assets	$4,239	$309	$57	$(542)	$(538)	$3,525

In millions of dollars	Non-U.S. pension and postretirement benefit plans

Asset categories	Beginning Level 3 fair value at Dec. 31, 2013	Unrealized gains (losses)	Purchases, sales, and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2014
Equity securities
Non-U.S. equity	$49	$(3)	$—	$(1)	$45
Debt securities
Non-U.S. government debt	—	—	—	1	1
Non-U.S. corporate bonds	5	—	1	(1)	5
Hedge funds	11	(1)	—	—	10
Annuity contracts	32	—	—	—	32
Other investments	202	(1)	(33)	(5)	163
Total investments	$299	$(5)	$(32)	$(6)	$256
Cash and short-term investments	—	—	—	—	—
Total assets	$299	$(5)	$(32)	$(6)	$256

In millions of dollars	Non-U.S. pension and postretirement benefit plans

Asset categories	Beginning Level 3 fair value at Dec. 31, 2012	Unrealized gains (losses)	Purchases, sales, and issuances	Transfers in and/or out of Level 3	Ending Level 3 fair value at Dec. 31, 2013
Equity securities
Non-U.S. equity	$48	$5	$—	$(4)	$49
Debt securities
Non-U.S. government bonds	4	—	—	(4)	—
Non-U.S. corporate bonds	4	(1)	2	—	5
Hedge funds	16	1	(6)	—	11
Annuity contracts	6	3	(1)	24	32
Other investments	219	—	3	(20)	202
Total investments	$297	$8	$(2)	$(4)	$299
Cash and short-term investments	3	—	—	(3)	—
Total assets	$300	$8	$(2)	$(7)	$299

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

Significant Concentrations of Risk in Plan Assets
The assets of the Company’s pension plans are diversified to limit the impact of any individual investment. The U.S. qualified pension plan is diversified across multiple asset classes, with publicly traded fixed income, hedge funds, publicly traded equity, and private equity representing the most significant asset allocations. Investments in these four asset classes are further diversified across funds, managers, strategies, vintages, sectors and geographies, depending on the specific characteristics of each asset class. The pension assets for the Company’s non U.S. Significant Plans are primarily invested in publicly traded fixed income and publicly traded equity securities.

Oversight and Risk Management Practices
The framework for the Company’s pensions oversight process includes monitoring of retirement plans by plan fiduciaries and/or management at the global, regional or country level, as appropriate. Independent risk management contributes to the risk oversight and monitoring for the Company’s U.S. qualified pension plan and non-U.S.Significant Pension Plans. Although the specific components of the oversight process are tailored to the requirements of each region, country and plan, the following elements are common to the Company’s monitoring and risk management process:

•	periodic asset/liability management studies and strategic asset allocation reviews;

•	periodic monitoring of funding levels and funding ratios;

•	periodic monitoring of compliance with asset allocation guidelines;

•	periodic monitoring of asset class and/or investment manager performance against benchmarks; and

•	periodic risk capital analysis and stress testing.

Estimated Future Benefit Payments
The Company expects to pay the following estimated benefit payments in future years:

	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
2015	$835	$368	$73	$65
2016	860	339	72	70
2017	868	366	71	75
2018	882	383	70	81
2019	900	413	68	88
2020—2024	4,731	2,452	317	574

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
The subsidy reduced the accumulated postretirement benefit obligation (APBO) by approximately $5 million as of December 31, 2014 and $4 million as of December 31, 2013 and the postretirement expense by approximately $0.2 million and $3 million for 2014 and 2013, respectively. The reduction in the impact on expense was due to the Company’s adoption of the Employee Group Waiver Plan during 2013, as described below.
The following table shows the estimated future benefit payments without the effect of the subsidy and the amounts of the expected subsidy in future years:

	Expected U.S. postretirement benefit payments
In millions of dolalrs	Before Medicare Part D subsidy	Medicare Part D subsidy	After Medicare Part D subsidy
2015	$73	$—	$73
2016	72	—	72
2017	71	—	71
2018	70	—	70
2019	68	—	68
2020—2024	319	2	317

Certain provisions of the Patient Protection and Affordable Care Act of 2010 improved the Medicare Part D option known as the Employer Group Waiver Plan (EGWP) with respect to the Medicare Part D subsidy. The EGWP provides prescription drug benefits that are more cost effective for Medicare-eligible participants and large employers. Effective April 1, 2013, the Company began sponsoring and implementing an EGWP for eligible retirees. The Company subsidy received under EGWP during 2014 and 2013 was $11.0 million and $10.5 million, respectively.
The other provisions of the Act of 2010 are not expected to have a significant impact on Citigroup’s pension and postretirement plans.

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
As of December 31, 2014 and 2013, the plans’ funded status recognized in the Company’s Consolidated Balance Sheet was $(256) million and $(252) million, respectively. The amounts recognized in Accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 were $24 million and $46 million, respectively. Effective January 1, 2014, the Company made changes to its postemployment plans that limit the period for which future disabled employees are eligible for continued company subsidized medical benefits.
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Net expense
In millions of dollars	2014	2013	2012
Service related expense
Service cost	$—	$20	$22
Interest cost	5	10	13
Prior service cost (benefit)	(31)	(3)	7
Net actuarial loss	14	17	13
Total service related expense	$(12)	$44	$55
Non-service related expense (benefit)	$37	$(14)	$24
Total net expense	$25	$30	$79

The following table summarizes certain assumptions used in determining the postemployment benefit obligations and net benefit expenses for the Company’s U.S. postemployment plans.

	2014	2013
Discount rate	3.45%	4.05%
Health care cost increase rate
Following year	7.50%	8.00%
Ultimate rate to which cost increase is assumed to decline	5.00	5.00
Year in which the ultimate rate is reached	2020	2020

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
Under the Citigroup 401(k) Plan, eligible U.S. employees received matching contributions of up to 6% of their eligible compensation for 2014 and 2013, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The pretax expense associated with this plan amounted to approximately $383 million, $394 million and $384 million in 2014, 2013 and 2012, respectively.

9. INCOME TAXES

Details of the Company’s income tax provision for the years ended December 31 are presented in the table below:

Income Taxes

In millions of dollars	2014	2013	2012
Current
Federal	$181	$(260)	$(71)
Foreign	3,281	3,788	3,869
State	388	(41)	300
Total current income taxes	$3,850	$3,487	$4,098
Deferred
Federal	$2,184	$2,550	$(4,943)
Foreign	361	(716)	900
State	469	546	(48)
Total deferred income taxes	$3,014	$2,380	$(4,091)
Provision (benefit) for income tax on continuing operations before non-controlling interests (1)	$6,864	$5,867	$7
Provision (benefit) for income taxes on discontinued operations	12	(244)	(52)
Provision (benefit) for income taxes on cumulative effect of accounting changes	—	—	(58)
Income tax expense (benefit) reported in stockholders’ equity related to:
Foreign currency translation	65	(48)	(709)
Investment securities	1,007	(1,300)	369
Employee stock plans	(87)	28	265
Cash flow hedges	207	625	311
Benefit plans	(660)	698	(390)
Retained earnings(2)	(353)	—	—
Income taxes before non-controlling interests	$7,055	$5,626	$(257)

(1)
Includes the effect of securities transactions and other-than-temporary-impairment losses resulting in a provision (benefit) of $200 million and $(148) million in 2014, $262 million and $(187) million in 2013 and $1,138 million and $(1,740) million in 2012, respectively.

(2)	See “Consolidated Statement of Changes in Stockholders’ Equity” above.

Tax Rate
The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate applicable to income from continuing operations (before non-controlling interests and the cumulative effect of accounting changes) for the years ended December 31 was as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5	1.7	3.0
Foreign income tax rate differential	(0.9)	(2.2)	(4.6)
Audit settlements (1)	(2.4)	(0.6)	(11.8)
Effect of tax law changes(2)	1.2	(0.3)	(0.1)
Nondeductible legal and related expenses	18.7	0.8	0.2
Basis difference in affiliates	(2.5)	—	(9.2)
Tax advantaged investments	(5.2)	(4.2)	(12.4)
Other, net	0.4	(0.1)	—
Effective income tax rate	47.8%	30.1%	0.1%

(1)
For 2014, relates to the conclusion of the audit of various issues in the Company’s 2009-2011 U.S. federal tax audit and the conclusion of a New York State tax audit for 2006-2008. For 2013, relates to the settlement of U.S. federal issues for 2003-2005 at IRS appeals. For 2012, relates to the conclusion of the audit of various issues in the Company’s 2006-2008 U.S. federal tax audits and the conclusion of a New York City tax audit for 2006-2008.

(2)	For 2014, includes the results of corporate tax reforms enacted in New York and South Dakota which resulted in a DTA charge of approximately $210 million.

As set forth in the table above, Citi’s effective tax rate for 2014 was 47.8%, which included a tax benefit of $347 million for the resolution of certain tax items during the year. This was higher than the effective tax rate for 2013 of 30.1% due primarily to the effect of the level of non-deductible legal and related expenses on the comparably lower level of pretax income in 2014. Also included in 2013 is a $127 million tax benefit related to the resolution of certain tax audit items during that year.
In addition, as previously disclosed, during 2013, Citi decided that earnings in certain foreign subsidiaries would no longer be indefinitely reinvested outside the U.S. (as asserted under ASC 740, Income Taxes). This decision increased Citi’s 2014 and 2013 tax provisions on these foreign subsidiary earnings to the higher U.S. tax rate and thus increased Citi’s effective tax rate for 2014 and 2013 and reduced its after-tax earnings. For additional information on Citi’s foreign earnings, see “Foreign Earnings” below.

Deferred Income Taxes
Deferred income taxes at December 31 related to the following:

In millions of dollars	2014	2013
Deferred tax assets
Credit loss deduction	$7,010	$8,356
Deferred compensation and employee benefits	4,676	4,067
Restructuring and settlement reserves	1,599	1,806
Unremitted foreign earnings	6,368	6,910
Investment and loan basis differences	4,979	4,409
Cash flow hedges	529	736
Tax credit and net operating loss carry-forwards	23,395	26,097
Fixed assets and leases	2,093	666
Other deferred tax assets	2,334	2,734
Gross deferred tax assets	$52,983	$55,781
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$52,983	$55,781
Deferred tax liabilities
Deferred policy acquisition costs and value of insurance in force	$(415)	$(455)
Intangibles	(1,636)	(1,076)
Debt issuances	(866)	(811)
Other deferred tax liabilities	(559)	(640)
Gross deferred tax liabilities	$(3,476)	$(2,982)
Net deferred tax assets	$49,507	$52,799

Unrecognized Tax Benefits
The following is a roll-forward of the Company’s unrecognized tax benefits.

In millions of dollars	2014	2013	2012
Total unrecognized tax benefits at January 1	$1,574	$3,109	$3,923
Net amount of increases for current year’s tax positions	135	58	136
Gross amount of increases for prior years’ tax positions	175	251	345
Gross amount of decreases for prior years’ tax positions	(772)	(716)	(1,246)
Amounts of decreases relating to settlements	(28)	(1,115)	(44)
Reductions due to lapse of statutes of limitation	(30)	(15)	(3)
Foreign exchange, acquisitions and dispositions	6	2	(2)
Total unrecognized tax benefits at December 31	$1,060	$1,574	$3,109

The total amounts of unrecognized tax benefits at December 31, 2014, 2013 and 2012 that, if recognized, would affect Citi’s effective tax rate, are $0.8 billion, $0.8 billion and $1.3 billion, respectively. The remaining uncertain tax positions have offsetting amounts in other jurisdictions or are temporary differences, except for $0.4 billion at December 31, 2013, which was recognized in Retained earnings in 2014.
Interest and penalties (not included in “unrecognized tax benefits” above) are a component of the Provision for income taxes.

	2014		2013		2012
In millions of dollars	Pretax	Net of tax	Pretax	Net of tax	Pretax	Net of tax
Total interest and penalties in the Consolidated Balance Sheet at January 1	$277	$173	$492	$315	$404	$261
Total interest and penalties in the Consolidated Statement of Income	(1)	(1)	(108)	(72)	114	71
Total interest and penalties in the Consolidated Balance Sheet at December 31 (1)	269	169	277	173	492	315

(1)	Includes $2 million, $2 million, and $10 million for foreign penalties in 2014, 2013 and 2012, respectively. Also includes $3 million for state penalties in 2014, and $4 million for 2013 and 2012.
As of December 31, 2014, Citi is under audit by the Internal Revenue Service and other major taxing jurisdictions around the world. It is thus reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months, although Citi does not expect such audits to result in amounts that would cause a significant change to its effective tax rate, other than as discussed below.
Citi expects to conclude its IRS audit for the 2012-2013 cycle within the next 12 months. The gross uncertain tax positions at December 31, 2014 for the items that may be resolved are as much as $120 million. Because of the number and nature of the issues remaining to be resolved, the potential tax benefit to continuing operations could be anywhere in a range between $0 to $120 million. In addition, Citi may conclude certain state and local tax audits within the next 12 months. The gross uncertain tax positions at December 31, 2014 are as much as $214 million. In addition, there is gross interest of as much as $146 million. The potential tax benefit to continuing operations could be anywhere between $0 and $230 million, including interest.

The following are the major tax jurisdictions in which the Company and its affiliates operate and the earliest tax year subject to examination:

Jurisdiction	Tax year
United States	2012
Mexico	2009
New York State and City	2006
United Kingdom	2013
India	2010
Brazil	2010
Singapore	2007
Hong Kong	2008
Ireland	2010

Foreign Earnings
Foreign pretax earnings approximated $10.1 billion in 2014, $13.1 billion in 2013 (of which $0.1 billion was in Discontinued operations) and $14.7 billion in 2012. As a U.S. corporation, Citigroup and its U.S. subsidiaries are subject to U.S. taxation on all foreign pretax earnings earned by a foreign branch. Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States.
At December 31, 2014, $43.8 billion of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes (net of U.S. foreign tax credits) of $11.6 billion would have to be provided if such earnings were remitted currently. The current year’s effect on the income tax expense from continuing operations is included in the “Foreign income tax rate differential” line in the reconciliation of the federal statutory rate to the Company’s effective income tax rate in the table above.
Income taxes are not provided for the Company’s “savings bank base year bad debt reserves” that arose before 1988, because under current U.S. tax rules, such taxes will become payable only to the extent such amounts are distributed in excess of limits prescribed by federal law. At December 31, 2014, the amount of the base year reserves totaled approximately $358 million (subject to a tax of $125 million).

Deferred Tax Assets
As of December 31, 2014 and 2013, Citi had no valuation allowance on its DTAs.

In billions of dollars
Jurisdiction/component	DTAs balance December 31, 2014	DTAs balance December 31, 2013
U.S. federal (1)
Net operating losses (NOLs)(2)	$2.3	$1.4
Foreign tax credits (FTCs)(3)	17.6	19.6
General business credits (GBCs)	1.6	2.5
Future tax deductions and credits	21.3	21.5
Total U.S. federal	$42.8	$45.0
State and local
New York NOLs	$1.5	$1.4
Other state NOLs	0.4	0.5
Future tax deductions	2.0	2.4
Total state and local	$3.9	$4.3
Foreign
APB 23 subsidiary NOLs	$0.2	$0.2
Non-APB 23 subsidiary NOLs	0.5	1.2
Future tax deductions	2.1	2.1
Total foreign	$2.8	$3.5
Total	$49.5	$52.8

(1)
Included in the net U.S. federal DTAs of $42.8 billion as of December 31, 2014 were deferred tax liabilities of $2 billion that will reverse in the relevant carry-forward period and may be used to support the DTAs.

(2)
Includes $0.6 billion in both 2014 and 2013 of NOL carry-forwards related to non-consolidated tax return companies that are expected to be utilized separately from Citigroup’s consolidated tax return, and $1.7 billion and $0.8 billion of non-consolidated tax return NOL carry-forwards for 2014 and 2013, respectively, that are eventually expected to be utilized in Citigroup’s consolidated tax return.

(3)
Includes $1.0 billion and $0.7 billion for 2014 and 2013, respectively, of non-consolidated tax return FTC carry-forwards that are eventually expected to be utilized in Citigroup’s consolidated tax return.

The following table summarizes the amounts of tax carry-forwards and their expiration dates as of December 31, 2014 and 2013:

In billions of dollars
Year of expiration	December 31, 2014	December 31, 2013
U.S. tax return foreign tax credit carry-forwards
2017	$1.9	$4.7
2018	5.2	5.2
2019	1.2	1.2
2020	3.1	3.1
2021	1.8	1.4
2022	3.4	3.3
2023(1)	1.0	0.7
Total U.S. tax return foreign tax credit carry-forwards	$17.6	$19.6
U.S. tax return general business credit carry-forwards
2028	$—	$0.4
2029	—	0.4
2030	0.4	0.4
2031	0.3	0.4
2032	0.4	0.5
2033	0.3	0.4
2034	0.2	—
Total U.S. tax return general business credit carry-forwards	$1.6	$2.5
U.S. subsidiary separate federal NOL carry-forwards
2027	$0.2	$0.2
2028	0.1	0.1
2030	0.3	0.3
2031	1.7	1.7
2033	1.9	1.7
2034	2.3	—
Total U.S. subsidiary separate federal NOL carry-forwards (2)	$6.5	$4.0
New York State NOL carry-forwards
2027	$—	$0.1
2028	—	6.5
2030	—	2.0
2031	—	0.1
2032	—	0.9
2033	—	—
2034	12.3	—
Total New York State NOL carry-forwards (2)	$12.3	$9.6
New York City NOL carry-forwards
2027	$—	$0.1
2028	3.8	3.9
2029	—	1.5
2031	0.1	—
2032	0.5	0.6
Total New York City NOL carry-forwards (2)	$4.4	$6.1
APB 23 subsidiary NOL carry-forwards
Various	$0.2	$0.2
Total APB 23 subsidiary NOL carry-forwards	$0.2	$0.2

(1)	The $1.0 billion in FTC carry-forwards that expires in 2023 is in a non-consolidated tax return entity but is eventually expected to be utilized in Citigroup’s consolidated tax return.

(2)	Pretax.
While Citi’s net total DTAs decreased year-over-year, the time remaining for utilization has shortened, given the passage of time, particularly with respect to the FTC component of the DTAs. Realization of the DTAs will continue to be driven by Citi’s ability to generate U.S. taxable earnings in the carry-forward periods, including through actions that optimize Citi’s U.S. taxable earnings.
Although realization is not assured, Citi believes that the realization of the recognized net DTAs of $49.5 billion at December 31, 2014 is more-likely-than-not based upon expectations as to future taxable income in the jurisdictions in which the DTAs arise and available tax planning strategies (as defined in ASC 740, Income Taxes) that would be implemented, if necessary, to prevent a carry-forward from expiring. In general, Citi would need to generate approximately $81 billion of U.S. taxable income during the FTC carry-forward periods to prevent this most time-sensitive component of Citi’s DTAs from expiring. Citi’s net DTAs will decline primarily as additional domestic GAAP taxable income is generated.
Citi has concluded that two components of positive evidence support the full realizability of its DTAs. First, Citi forecasts sufficient U.S. taxable income in the carry-forward periods, exclusive of ASC 740 tax planning strategies. Citi’s forecasted taxable income, which will continue to be subject to overall market and global economic conditions, incorporates geographic business forecasts and taxable income adjustments to those forecasts (e.g., U.S. tax-exempt income, loan loss reserves deductible for U.S. tax reporting in subsequent years), and actions intended to optimize its U.S. taxable earnings.
Second, Citi has sufficient tax planning strategies available to it under ASC 740 that would be implemented, if necessary, to prevent a carry-forward from expiring. These strategies include: repatriating low-taxed foreign source earnings for which an assertion that the earnings have been indefinitely reinvested has not been made; accelerating U.S. taxable income into, or deferring U.S. tax deductions out of, the latter years of the carry-forward period (e.g., selling appreciated assets, electing straight-line depreciation); accelerating deductible temporary differences outside the U.S.; and selling certain assets that produce tax-exempt income, while purchasing assets that produce fully taxable income. In addition, the sale or restructuring of certain businesses can produce significant U.S. taxable income within the relevant carry-forward periods.
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
Utilization of FTCs in any year is restricted to 35% of foreign source taxable income in that year. However, overall domestic losses that Citi has incurred of approximately $59 billion as of December 31, 2014 are allowed to be reclassified as foreign source income to the extent of 50% of domestic source income produced in subsequent years. Such resulting foreign source income would cover the FTCs being carried forward. As such, Citi believes the foreign source taxable income limitation will not be an impediment to the FTC carry-forward usage, as long as Citi can generate sufficient domestic taxable income within the 10-year carry-forward period.
As noted in the tables above, Citi’s FTC carry-forwards were $17.6 billion as of December 31, 2014, compared to $19.6 billion as of December 31, 2013. This decrease represented $2.0 billion of the $3.3 billion decrease in Citi’s overall DTAs during 2014. Citi believes that it will generate sufficient U.S. taxable income within the 10-year carry-forward period referenced above to be able to fully utilize the FTC carry-forward, in addition to any FTCs produced in such period, which must be used prior to any carry-forward utilization.

10.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the years ended December 31:

In millions, except per-share amounts	2014	2013	2012
Income from continuing operations before attribution of noncontrolling interests	$7,500	$13,630	$7,818
Less: Noncontrolling interests from continuing operations	185	227	219
Net income from continuing operations (for EPS purposes)	$7,315	$13,403	$7,599
Income (loss) from discontinued operations, net of taxes	(2)	270	(58)
Citigroup's net income	$7,313	$13,673	$7,541
Less: Preferred dividends(1)	511	194	26
Net income available to common shareholders	$6,802	$13,479	$7,515
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	111	263	166
Net income allocated to common shareholders for basic EPS	$6,691	$13,216	$7,349
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	1	11
Net income allocated to common shareholders for diluted EPS	$6,691	$13,217	$7,360
Weighted-average common shares outstanding applicable to basic EPS	3,031.6	3,035.8	2,930.6
Effect of dilutive securities
T-DECs(2)	—	—	84.2
Options(3)	5.1	5.3	—
Other employee plans	0.3	0.5	0.6
Convertible securities(4)	—	—	0.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,037.0	3,041.6	3,015.5
Basic earnings per share(5)
Income from continuing operations	$2.21	$4.27	$2.53
Discontinued operations	—	0.09	(0.02)
Net income	$2.21	$4.35	$2.51
Diluted earnings per share(5)
Income from continuing operations	$2.20	$4.26	$2.46
Discontinued operations	—	0.09	(0.02)
Net income	$2.20	$4.35	$2.44

(1)	See Note 21 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
Pursuant to the terms of Citi’s previously outstanding Tangible Dividend Enhanced Common Stock Securities (T-DECs), on December 17, 2012, the Company delivered 96,337,772 shares of Citigroup common stock for the final settlement of the prepaid stock purchase contract. The impact of the T-DECs is fully reflected in the basic shares for 2013 and diluted shares for 2012.

(3)
During 2014, 2013 and 2012, weighted-average options to purchase 2.8 million, 4.8 million and 35.8 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $153.91, $101.11 and $54.23 respectively, were anti-dilutive.

(4)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with an exercise price of $178.50 and $106.10 for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in 2014, 2013 and 2012 because they were anti-dilutive.

(5)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

11. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2014	2013
Federal funds sold	$—	$20
Securities purchased under agreements to resell	123,979	136,649
Deposits paid for securities borrowed	118,591	120,368
Total	$242,570	$257,037
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at December 31:

In millions of dollars	2014	2013
Federal funds purchased	$334	$910
Securities sold under agreements to repurchase	147,204	175,691
Deposits received for securities loaned	25,900	26,911
Total	$173,438	$203,512
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
The resale and repurchase agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities by the non-defaulting party, following a payment default or other type of default under the relevant master agreement. Events of default generally include (i) failure to deliver cash or securities as required under the transaction, (ii) failure to provide or return cash or securities as used for margining purposes, (iii) breach of representation, (iv) cross-default to another transaction entered into among the parties, or, in some cases, their affiliates, and (v) a repudiation of obligations under the agreement. The counterparty that receives the securities in these transactions is generally unrestricted in its use of the securities, with the exception of transactions executed on a tri-party basis, where the collateral is maintained by a custodian and operational limitations may restrict its use of the securities.
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
The enforceability of offsetting rights incorporated in the master netting agreements for resale and repurchase agreements and securities borrowing and lending agreements is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing that provides the requisite level of certainty regarding the enforceability of these agreements, and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.
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

The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of December 31, 2014 and December 31, 2013. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of December 31, 2014
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$180,318	$56,339	$123,979	$94,353	$29,626
Deposits paid for securities borrowed	118,591	—	118,591	15,139	103,452
Total	$298,909	$56,339	$242,570	$109,492	$133,078

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$203,543	$56,339	$147,204	$72,928	$74,276
Deposits received for securities loaned	25,900	—	25,900	5,190	20,710
Total	$229,443	$56,339	$173,104	$78,118	$94,986

	As of December 31, 2013
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$179,894	$43,245	$136,649	$105,226	$31,423
Deposits paid for securities borrowed	120,368	—	120,368	26,728	93,640
Total	$300,262	$43,245	$257,017	$131,954	$125,063

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$218,936	$43,245	$175,691	$80,082	$95,609
Deposits received for securities loaned	26,911	—	26,911	3,833	23,078
Total	$245,847	$43,245	$202,602	$83,915	$118,687

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See table above.

(3)
Includes financial instruments subject to enforceable master netting agreements that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the offsetting right has been obtained.

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
Brokerage receivables and Brokerage payables consisted of the following at December 31:

In millions of dollars	2014	2013
Receivables from customers	$10,380	$5,811
Receivables from brokers, dealers, and clearing organizations	18,039	19,863
Total brokerage receivables (1)	$28,419	$25,674
Payables to customers	$33,984	$34,751
Payables to brokers, dealers, and clearing organizations	18,196	18,956
Total brokerage payables (1)	$52,180	$53,707

(1)	Brokerage receivables and payables are accounted for in accordance with ASC 940-320.

13.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities are carried at fair value, other than physical commodities accounted for at the lower of cost or fair value, and consist of the following at December 31, 2014 and 2013:

In millions of dollars	2014	2013
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$27,053	$23,955
Prime	1,271	1,422
Alt-A	709	721
Subprime	1,382	1,211
Non-U.S. residential	1,476	723
Commercial	4,343	2,574
Total mortgage-backed securities	$36,234	$30,606
U.S. Treasury and federal agency securities
U.S. Treasury	$18,906	$13,537
Agency obligations	1,568	1,300
Total U.S. Treasury and federal agency securities	$20,474	$14,837
State and municipal securities	$3,402	$3,207
Foreign government securities	66,274	74,856
Corporate	26,460	30,534
Derivatives(2)	67,957	52,821
Equity securities	57,846	61,776
Asset-backed securities(1)	4,546	5,616
Other trading assets(3)	13,593	11,675
Total trading account assets	$296,786	$285,928
Trading account liabilities
Securities sold, not yet purchased	$70,944	$61,508
Derivatives(2)	68,092	47,254
Total trading account liabilities	$139,036	$108,762

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

14.   INVESTMENTS

Overview

	December 31,
In millions of dollars	2014	2013
Securities available-for-sale (AFS)	$300,143	$286,511
Debt securities held-to-maturity (HTM)(1)	23,921	10,599
Non-marketable equity securities carried at fair value(2)	2,758	4,705
Non-marketable equity securities carried at cost(3)	6,621	7,165
Total investments	$333,443	$308,980

(1)	Carried at amortized cost basis, including any impairment for securities that have credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.
The following table presents interest and dividends on investments for the years ended December 31, 2014, 2013 and 2012:

In millions of dollars	2014	2013	2012
Taxable interest	$6,311	$5,750	$6,509
Interest exempt from U.S. federal income tax	439	732	683
Dividends	445	437	333
Total interest and dividends	$7,195	$6,919	$7,525
The following table presents realized gains and losses on the sale of investments for the years ended December 31, 2014, 2013 and 2012. The gross realized investment losses exclude losses from other-than-temporary impairment (OTTI):

In millions of dollars	2014	2013	2012
Gross realized investment gains	$1,020	$1,606	$3,663
Gross realized investment losses	(450)	(858)	(412)
Net realized gains on sale of investments	$570	$748	$3,251
The Company has sold certain debt securities that were classified as HTM. These sales were in response to significant deterioration in the creditworthiness of the issuers or securities. In addition, other securities were reclassified to AFS investments in response to significant credit deterioration or because a substantial portion of the securities’ principal outstanding at acquisition has been collected. Because the Company generally intends to sell the securities, Citi recorded OTTI on the securities. The following table sets forth, for the periods indicated, gain (loss) on HTM securities sold, securities reclassified to AFS and OTTI recorded on AFS securities reclassified.

In millions of dollars	2014	2013	2012
Carrying value of HTM securities sold	$8	$935	$2,110
Net realized gain (loss) on sale of HTM securities	—	(128)	(187)
Carrying value of securities reclassified to AFS	889	989	244
OTTI losses on securities reclassified to AFS	(25)	(156)	(59)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities at December 31, 2014 and 2013 were as follows:

	2014				2013
In millions of dollars	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value
Debt securities AFS
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$35,647	$603	$159	$36,091	$42,494	$391	$888	$41,997
Prime	12	—	—	12	33	2	3	32
Alt-A	43	1	—	44	84	10	—	94
Subprime	—	—	—	—	12	—	—	12
Non-U.S. residential	8,247	67	7	8,307	9,976	95	4	10,067
Commercial	551	6	3	554	455	6	8	453
Total mortgage-backed securities	$44,500	$677	$169	$45,008	$53,054	$504	$903	$52,655
U.S. Treasury and federal agency securities
U.S. Treasury	$110,492	$353	$127	$110,718	$68,891	$476	$147	$69,220
Agency obligations	12,925	60	13	12,972	18,320	123	67	18,376
Total U.S. Treasury and federal agency securities	$123,417	$413	$140	$123,690	$87,211	$599	$214	$87,596
State and municipal(3)	$13,526	$150	$977	$12,699	$20,761	$184	$2,005	$18,940
Foreign government	90,249	734	286	90,697	96,608	403	540	96,471
Corporate	12,033	215	91	12,157	11,039	210	119	11,130
Asset-backed securities(2)	12,534	30	58	12,506	15,352	42	120	15,274
Other debt securities	661	—	—	661	710	1	—	711
Total debt securities AFS	$296,920	$2,219	$1,721	$297,418	$284,735	$1,943	$3,901	$282,777
Marketable equity securities AFS	$2,461	$308	$44	$2,725	$3,832	$85	$183	$3,734
Total securities AFS	$299,381	$2,527	$1,765	$300,143	$288,567	$2,028	$4,084	$286,511

(1)
Gross unrealized gains and losses, as presented, do not include the impact of minority investments and the related allocations and pick-up of unrealized gains and losses of AFS securities. These amounts totaled unrealized gains of $27 million and $36 million as of December 31, 2014 and 2013, respectively.

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

At December 31, 2014, the amortized cost of approximately 7,600 investments in equity and fixed income securities exceeded their fair value by $1,765 million. Of the $1,765 million, the gross unrealized losses on equity securities were $44 million. Of the remainder, $400 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for less than a year and, of these, 92% were rated investment grade; $1,321 million represented unrealized losses on fixed income investments that have been in a gross-unrealized-loss position for a year or more and, of these, 95% were rated investment grade.
At December 31, 2014, the AFS mortgage-backed securities portfolio fair value balance of $45,008 million consisted of $36,091 million of government-sponsored agency securities, and $8,917 million of privately sponsored securities, substantially all of which were backed by non-U.S. residential mortgages.
As discussed in more detail below, the Company conducts periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. Any credit-related impairment related to debt securities is recorded in earnings as OTTI. Non-credit-related impairment is recognized in AOCI if the Company does not plan to sell and is not likely to be required to sell. For other debt securities with OTTI, the entire impairment is recognized in the Consolidated Statement of Income.

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of December 31, 2014 and 2013:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2014
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$4,198	$30	$5,547	$129	$9,745	$159
Prime	5	—	2	—	7	—
Non-U.S. residential	1,276	3	199	4	1,475	7
Commercial	124	1	136	2	260	3
Total mortgage-backed securities	$5,603	$34	$5,884	$135	$11,487	$169
U.S. Treasury and federal agency securities
U.S. Treasury	$36,581	$119	$1,013	$8	$37,594	$127
Agency obligations	5,698	9	754	4	6,452	13
Total U.S. Treasury and federal agency securities	$42,279	$128	$1,767	$12	$44,046	$140
State and municipal	$386	$15	$5,802	$962	$6,188	$977
Foreign government	18,495	147	5,984	139	24,479	286
Corporate	3,511	63	1,350	28	4,861	91
Asset-backed securities	3,701	13	3,816	45	7,517	58
Marketable equity securities AFS	51	4	218	40	269	44
Total securities AFS	$74,026	$404	$24,821	$1,361	$98,847	$1,765
December 31, 2013
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$19,377	$533	$5,643	$355	$25,020	$888
Prime	85	3	3	—	88	3
Non-U.S. residential	2,103	4	5	—	2,108	4
Commercial	206	6	28	2	234	8
Total mortgage-backed securities	$21,771	$546	$5,679	$357	$27,450	$903
U.S. Treasury and federal agency securities
U.S. Treasury	$34,780	$133	$268	$14	$35,048	$147
Agency obligations	6,692	66	101	1	6,793	67
Total U.S. Treasury and federal agency securities	$41,472	$199	$369	$15	$41,841	$214
State and municipal	$595	$29	$11,447	$1,976	$12,042	$2,005
Foreign government	35,783	477	5,778	63	41,561	540
Corporate	4,565	108	387	11	4,952	119
Asset-backed securities	11,207	57	1,931	63	13,138	120
Marketable equity securities AFS	1,271	92	806	91	2,077	183
Total securities AFS	$116,664	$1,508	$26,397	$2,576	$143,061	$4,084

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of December 31, 2014 and 2013:

	2014		2013
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$44	$44	$87	$87
After 1 but within 5 years	931	935	346	354
After 5 but within 10 years	1,362	1,387	2,898	2,932
After 10 years(2)	42,163	42,642	49,723	49,282
Total	$44,500	$45,008	$53,054	$52,655
U.S. Treasury and federal agency securities
Due within 1 year	$13,070	$13,084	$15,789	$15,853
After 1 but within 5 years	104,982	105,131	66,232	66,457
After 5 but within 10 years	2,286	2,325	2,129	2,185
After 10 years(2)	3,079	3,150	3,061	3,101
Total	$123,417	$123,690	$87,211	$87,596
State and municipal
Due within 1 year	$590	$590	$576	$581
After 1 but within 5 years	3,672	3,677	3,731	3,735
After 5 but within 10 years	532	546	439	482
After 10 years(2)	8,732	7,886	16,015	14,142
Total	$13,526	$12,699	$20,761	$18,940
Foreign government
Due within 1 year	$31,355	$31,382	$37,005	$36,959
After 1 but within 5 years	41,913	42,467	51,344	51,304
After 5 but within 10 years	16,008	15,779	7,314	7,216
After 10 years(2)	973	1,069	945	992
Total	$90,249	$90,697	$96,608	$96,471
All other(3)
Due within 1 year	$1,248	$1,251	$2,786	$2,733
After 1 but within 5 years	10,442	10,535	10,934	11,020
After 5 but within 10 years	7,282	7,318	5,632	5,641
After 10 years(2)	6,256	6,220	7,749	7,721
Total	$25,228	$25,324	$27,101	$27,115
Total debt securities AFS	$296,920	$297,418	$284,735	$282,777

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM at December 31, 2014 and 2013 were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
December 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$8,795	$95	$8,890	$106	$(6)	$8,990
Prime	60	(12)	48	6	(1)	53
Alt-A	1,125	(213)	912	537	(287)	1,162
Subprime	6	(1)	5	15	—	20
Non-U.S. residential	983	(137)	846	92	—	938
Commercial	8	—	8	1	—	9
Total mortgage-backed securities	$10,977	$(268)	$10,709	$757	$(294)	$11,172
State and municipal(4)	$8,443	$(494)	$7,949	$227	$(57)	$8,119
Foreign government	4,725	—	4,725	77	—	4,802
Corporate	—	—	—	—	—	—
Asset-backed securities(3)	556	(18)	538	50	(10)	578
Total debt securities held-to-maturity (5)	$24,701	$(780)	$23,921	$1,111	$(361)	$24,671
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities(3)
Prime	$72	$(16)	$56	$5	$(2)	$59
Alt-A	1,379	(287)	1,092	449	(263)	1,278
Subprime	2	—	2	1	—	3
Non-U.S. residential	1,372	(206)	1,166	60	(20)	1,206
Commercial	10	—	10	1	—	11
Total mortgage-backed securities	$2,835	$(509)	$2,326	$516	$(285)	$2,557
State and municipal	$1,394	$(62)	$1,332	$50	$(70)	$1,312
Foreign government	5,628	—	5,628	70	(10)	5,688
Corporate	818	(78)	740	111	—	851
Asset-backed securities(3)	599	(26)	573	22	(10)	585
Total debt securities held-to-maturity	$11,274	$(675)	$10,599	$769	$(375)	$10,993

(1)
For securities transferred to HTM from Trading account assets, amortized cost basis is defined as the fair value of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any other-than-temporary impairment recognized in earnings.

(2)
HTM securities are carried on the Consolidated Balance Sheet at amortized cost basis, plus or minus any unamortized unrealized gains and losses and fair value hedge adjustments recognized in AOCI prior to reclassifying the securities from AFS to HTM. Changes in the values of these securities are not reported in the financial statements, except for the amortization of any difference between the carrying value at the transfer date and par value of the securities, and the recognition of any non-credit fair value adjustments in AOCI in connection with the recognition of any credit impairment in earnings related to securities the Company continues to intend to hold until maturity.

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

(5)
During the second quarter of 2014, securities with a total fair value of approximately $11.8 billion were transferred from AFS to HTM and comprised $5.4 billion of U.S. government agency mortgage-backed securities and $6.4 billion of obligations of U.S. states and municipalities. The transfer reflects the Company’s intent to hold these securities to maturity or to issuer call in order to reduce the impact of price volatility on AOCI and certain capital measures under Basel III. While these securities were transferred to HTM at fair value as of the transfer date, no subsequent changes in value may be recorded, other than in connection with the recognition of any subsequent other-than-temporary impairment and the amortization of differences between the carrying values at the transfer date and the par values of each security as an adjustment of yield over the remaining contractual life of each security. Any net unrealized holding losses within AOCI related to the respective securities at the date of transfer, inclusive of any cumulative fair value hedge adjustments, will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

The Company has the positive intent and ability to hold these securities to maturity or, where applicable, the exercise of any issuer call options, absent any unforeseen significant changes in circumstances, including deterioration in credit or changes in regulatory capital requirements.
The net unrealized losses classified in AOCI primarily relate to debt securities previously classified as AFS that have been transferred to HTM, and include any cumulative fair value hedge adjustments. The net unrealized loss amount also includes any non-credit-related changes in fair value of HTM securities that have suffered credit impairment recorded in earnings. The AOCI balance related to HTM securities is amortized over the remaining contractual life of the related securities as an adjustment of yield in a manner consistent with the accretion of any difference between the carrying value at the transfer date and par value of the same debt securities. The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position as of December 31, 2014 and 2013 for less than 12 months and for 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
December 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities	$4	$—	$1,134	$294	$1,138	$294
State and municipal	2,528	34	314	23	2,842	57
Foreign government	—	—	—	—	—	—
Asset-backed securities	9	1	174	9	183	10
Total debt securities held-to-maturity	$2,541	$35	$1,622	$326	$4,163	$361
December 31, 2013
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$358	$285	$358	$285
State and municipal	235	20	302	50	537	70
Foreign government	920	10	—	—	920	10
Asset-backed securities	98	6	198	4	296	10
Total debt securities held-to-maturity	$1,253	$36	$858	$339	$2,111	$375
Excluded from the gross unrecognized losses presented in the above table are $(780) million and $(675) million of net unrealized losses recorded in AOCI as of December 31, 2014 and 2013 respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at December 31, 2014 and 2013.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of December 31, 2014 and 2013:

	2014		2013
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	863	869	10	11
After 10 years(1)	9,846	10,303	2,316	2,546
Total	$10,709	$11,172	$2,326	$2,557
State and municipal
Due within 1 year	$36	$38	$8	$9
After 1 but within 5 years	24	24	17	17
After 5 but within 10 years	144	148	69	72
After 10 years(1)	7,745	7,909	1,238	1,214
Total	$7,949	$8,119	$1,332	$1,312
Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	4,725	4,802	5,628	5,688
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$4,725	$4,802	$5,628	$5,688
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	740	851
After 5 but within 10 years	—	—	—	—
After 10 years(1)	538	578	573	585
Total	$538	$578	$1,313	$1,436
Total debt securities held-to-maturity	$23,921	$24,671	$10,599	$10,993

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment

Overview
The Company conducts periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.
An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM securities generally are not recorded, as these investments are carried at amortized cost basis. However, for HTM securities with credit-related losses, the credit loss is recognized in earnings as OTTI and any difference between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any impairment recognized in earnings.
Regardless of the classification of the securities as AFS or HTM, the Company assesses each position with an unrealized loss for OTTI. Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer that may indicate adverse credit conditions; and

•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Company’s review for impairment generally entails:

•	identification and evaluation of impaired investments;

•
analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•
consideration of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses, as required under business policies.

Debt
The entire difference between amortized cost basis and fair value is recognized in earnings as OTTI for impaired debt securities that the Company has an intent to sell or for which the Company believes it will more-likely-than-not be required to sell prior to recovery of the amortized cost basis. However, for those securities that the Company does not intend to sell and is not likely to be required to sell, only the credit-related impairment is recognized in earnings and any non-credit-related impairment is recorded in AOCI.
For debt securities, credit impairment exists where management does not expect to receive contractual principal and interest cash flows sufficient to recover the entire amortized cost basis of a security.

Equity
For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to cost or whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its cost basis. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings. AFS equity securities deemed to be other-than-temporarily impaired are written down to fair value, with the full difference between fair value and cost recognized in earnings.
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
For impaired equity method investments that management does not plan to sell and is not likely to be required to sell prior to recovery of value, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary considers the following indicators, regardless of the time and extent of impairment:

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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of December 31, 2014.

Akbank
As of December 31, 2014, Citi’s remaining 9.9% stake in Akbank T.A.S., an equity investment in Turkey (Akbank), is recorded within marketable equity securities available-for-sale. The revaluation of the Turkish lira was hedged, so the change in the value of the currency related to Akbank investment did not have a significant impact on earnings during the year.

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
Management develops specific assumptions using market data, internal estimates and estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (i) 10% of current loans, (ii) 25% of 30-59 day delinquent loans, (iii) 70% of 60-90 day delinquent loans and (iv) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions contemplate the actual collateral attributes, including geographic concentrations, rating actions and current market prices.

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

Citigroup monitors the bond issuers and any insurers providing default protection in the form of financial guarantee insurance.  The average external credit rating, ignoring any insurance, is Aa3/AA-.  In the event of an external rating downgrade or other indicator of credit impairment (i.e., based on instrument-specific estimates of cash flows or probability of issuer default), the subject bond is specifically reviewed for adverse changes in the amount or timing of expected contractual principal and interest payments.
For state and municipal bonds with unrealized losses that Citigroup plans to sell (for AFS only), would likely be required to sell (for AFS only) or will be subject to an issuer call deemed probable of exercise prior to the expected recovery of its amortized cost basis (for AFS and HTM), the full impairment is recognized in earnings.

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the year ended December 31, 2014:

OTTI on Investments and Other Assets	Year ended December 31, 2014
In millions of dollars	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$21	$5	$—	$26
Less: portion of impairment loss recognized in AOCI (before taxes)	8	—	—	8
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$13	$5	$—	$18
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	380	26	—	406
Total impairment losses recognized in earnings	$393	$31	$—	$424

(1)	Includes OTTI on non-marketable equity securities.

The following table presents the total OTTI recognized in earnings for the year ended December 31, 2013:

OTTI on Investments and Other Assets	Year ended December 31, 2013
In millions of dollars	AFS(1)	HTM	Other Assets (2)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$9	$154	$—	$163
Less: portion of impairment loss recognized in AOCI (before taxes)	—	98	—	98
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$9	$56	$—	$65
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery (2)	269	—	201	470
Total impairment losses recognized in earnings	$278	$56	$201	$535

(1)	Includes OTTI on non-marketable equity securities.

(2)
The impairment charge relates to the carrying value of Citi’s then-remaining 35% interest in the Morgan Stanley Smith Barney joint venture (MSSB), offset by the equity pickup from MSSB during the respective periods that was recorded in Other revenue.

The following is a 12-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of December 31, 2014 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2013 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Dec. 31, 2014 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	—	171
Corporate	113	8	—	(3)	118
All other debt securities	144	5	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$723	$13	$—	$(3)	$733
HTM debt securities
Mortgage-backed securities(1)	$678	$5	$—	$(13)	$670
Corporate	56	—	—	(56)	—
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$867	$5	$—	$(69)	$803

(1)	Primarily consists of Alt-A securities.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	2014	2013	2014	2013
Hedge funds	$8	$751	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	796	794	205	170	—	—
Real estate funds (2)(3)	166	294	24	36	—	—
Total(4)	$970	$1,839	$229	$206	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

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

(4)
Included in the total fair value of investments above are $0.8 billion and $1.6 billion of fund assets that are valued using NAVs provided by third-party asset managers as of December 31, 2014 and December 31, 2013, respectively.

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
Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and in Citi Holdings. The following table provides information by loan type for the periods indicated:

In millions of dollars	2014	2013
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$96,533	$108,453
Installment, revolving credit, and other	14,450	13,398
Cards	112,982	115,651
Commercial and industrial	5,895	6,592
	$229,860	$244,094
In offices outside the U.S.
Mortgage and real estate(1)	$54,462	$55,511
Installment, revolving credit, and other	31,128	33,182
Cards	32,032	36,740
Commercial and industrial	22,561	24,107
Lease financing	609	769
	$140,792	$150,309
Total Consumer loans	$370,652	$394,403
Net unearned income	(682)	(572)
Consumer loans, net of unearned income	$369,970	$393,831

(1)	Loans secured primarily by real estate.

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
During the years ended December 31, 2014 and 2013, the Company sold and/or reclassified to held-for-sale $7.9 billion and $11.5 billion, respectively, of consumer loans. The Company did not have significant purchases of consumer loans during the year ended December 31, 2014. During the year ended December 31, 2013, Citi also acquired approximately $7 billion of loans related to the acquisition of Best Buy’s U.S. credit card portfolio.
Delinquency Status
Delinquency status is monitored and considered a key indicator of credit quality of consumer loans. Principally the U.S. residential first mortgage loans use the Mortgage Banking Association (MBA) method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan’s next due date. All other loans use a method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the close of business on the loan’s next due date.
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

The following tables provide details on Citigroup’s consumer loan delinquency and non-accrual loans as of December 31, 2014 and December 31, 2013:
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2014

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$61,730	$1,280	$1,371	$3,443	$67,824	$2,746	$2,759
Home equity loans(5)	27,262	335	520	—	28,117	1,271	—
Credit cards	111,441	1,316	1,271	—	114,028	—	1,273
Installment and other	12,361	229	284	—	12,874	254	3
Commercial market loans	8,630	31	13	—	8,674	135	15
Total	$221,424	$3,191	$3,459	$3,443	$231,517	$4,406	$4,050
In offices outside North America
Residential first mortgages	$44,782	$312	$223	$—	$45,317	$454	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	30,327	602	553	—	31,482	413	322
Installment and other	29,297	328	149	—	29,774	216	—
Commercial market loans	31,280	86	255	—	31,621	405	—
Total	$135,686	$1,328	$1,180	$—	$138,194	$1,488	$322
Total GCB and Citi Holdings	$357,110	$4,519	$4,639	$3,443	$369,711	$5,894	$4,372
Other	238	10	11	—	259	30	—
Total Citigroup	$357,348	$4,529	$4,650	$3,443	$369,970	$5,924	$4,372

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $43 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.6 billion and 90 days past due of $2.8 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2013

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$66,612	$2,044	$1,975	$5,271	$75,902	$3,415	$3,997
Home equity loans(5)	30,603	434	605	—	31,642	1,452	—
Credit cards	113,886	1,491	1,452	—	116,829	—	1,452
Installment and other	12,609	225	243	—	13,077	247	7
Commercial market loans	8,630	26	28	—	8,684	112	7
Total	$232,340	$4,220	$4,303	$5,271	$246,134	$5,226	$5,463
In offices outside North America
Residential first mortgages	$46,067	$435	$332	$—	$46,834	$584	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	34,733	780	641	—	36,154	402	413
Installment and other	30,138	398	158	—	30,694	230	—
Commercial market loans	33,242	111	295	—	33,648	610	—
Total	$144,180	$1,724	$1,426	$—	$147,330	$1,826	$413
Total GCB and Citi Holdings	$376,520	$5,944	$5,729	$5,271	$393,464	$7,052	$5,876
Other	338	13	16	—	367	43	—
Total Citigroup	$376,858	$5,957	$5,745	$5,271	$393,831	$7,095	$5,876

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $0.9 billion of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $1.2 billion and 90 days past due of $4.1 billion.

(5)	Fixed rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” (Fair Isaac Corporation) credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following tables provide details on the FICO scores attributable to Citi’s U.S. consumer loan portfolio as of December 31, 2014 and 2013 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis, for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2014
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$8,911	$5,463	$45,783
Home equity loans	3,257	2,456	20,957
Credit cards	7,647	10,296	92,877
Installment and other	4,015	2,520	5,150
Total	$23,830	$20,735	$164,767

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$11,860	$6,426	$46,207
Home equity loans	4,093	2,779	23,152
Credit cards	8,125	10,693	94,437
Installment and other	3,900	2,399	5,186
Total	$27,978	$22,297	$168,982

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value (LTV) Ratios
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios attributable to Citi’s U.S. consumer mortgage portfolios as of December 31, 2014 and 2013. LTV ratios are updated monthly using the most recent Core Logic Home Price Index data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Federal Housing Finance Agency indices.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2014
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$48,163	$9,480	$2,670
Home equity loans	14,638	7,267	4,641
Total	$62,801	$16,747	$7,311

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2013
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$45,809	$13,458	$5,269
Home equity loans	14,216	8,685	6,935
Total	$60,025	$22,143	$12,204

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

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
The following tables present information about total impaired consumer loans at and for the periods ended December 31, 2014 and 2013, respectively, and for the years ended December 31, 2014 and 2013 for interest income recognized on impaired consumer loans:

	At and for the year ended December 31, 2014
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)
Mortgage and real estate
Residential first mortgages	$13,551	$14,387	$1,909	$15,389	$690
Home equity loans	2,029	2,674	599	2,075	74
Credit cards	2,407	2,447	849	2,732	196
Installment and other
Individual installment and other	948	963	450	975	124
Commercial market loans	423	599	110	381	22
Total	$19,358	$21,070	$3,917	$21,552	$1,106

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,896 million of residential first mortgages, $554 million of home equity loans and $158 million of commercial market loans do not have a specific allowance.
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

	At and for the year ended December 31, 2013
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)(6)(7)
Mortgage and real estate
Residential first mortgages	$16,801	$17,788	$2,309	$17,616	$790
Home equity loans	2,141	2,806	427	2,116	81
Credit cards	3,339	3,385	1,178	3,720	234
Installment and other
Individual installment and other	1,114	1,143	536	1,094	153
Commercial market loans	398	605	183	404	22
Total	$23,793	$25,727	$4,633	$24,950	$1,280

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$2,169 million of residential first mortgages, $568 million of home equity loans and $111 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.
(6) Cash interest receipts on smaller-balance homogeneous loans are generally recorded as revenue. The interest recognition policy for commercial market loans is identical to that for corporate loans, as described below.

(7)	Interest income recognized for the year ended December 31, 2012 was $1,520 million.
Consumer Troubled Debt Restructurings
The following tables present consumer TDRs occurring during the years ended December 31, 2014 and 2013:

	At and for the year ended December 31, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	20,114	$2,478	$52	$36	$16	1%
Home equity loans	7,444	279	3	—	14	2
Credit cards	185,962	808	—	—	—	15
Installment and other revolving	46,838	351	—	—	—	7
Commercial markets(6)	191	35	—	—	1	—
Total(7)	260,549	$3,951	$55	$36	$31
International
Residential first mortgages	3,150	$103	$—	$—	$1	1%
Home equity loans	67	11	—	—	—	—
Credit cards	139,128	447	—	—	9	13
Installment and other revolving	61,563	292	—	—	7	9
Commercial markets(6)	346	200	—	—	—	—
Total(7)	204,254	$1,053	$—	$—	$17

	At and for the year ended December 31, 2013
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(8)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	32,116	$4,160	$68	$25	$158	1%
Home equity loans	12,774	552	1	—	92	1
Credit cards	172,211	826	—	—	—	14
Installment and other revolving	53,332	381	—	—	—	7
Commercial markets(6)	202	39	—	—	—	—
Total(7)	270,635	$5,958	$69	$25	$250
International
Residential first mortgages	3,598	$159	$—	$—	$2	1%
Home equity loans	68	2	—	—	—	—
Credit cards	165,350	557	—	—	10	13
Installment and other revolving	59,030	342	—	—	7	7
Commercial markets(6)	413	104	2	—	—	—
Total(7)	228,459	$1,164	$2	$—	$19

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $322 million of residential first mortgages and $80 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2014. These amounts include $179 million of residential first mortgages and $69 million of home equity loans that were newly classified as TDRs in the year ended December 31, 2014 as a result of OCC guidance, as described above.

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
(7) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.
(8) Post-modification balances in North America include $502 million of residential first mortgages and $101 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the year ended December 31, 2013. These amounts include $332 million of residential first mortgages and $85 million of home equity loans that were newly classified as TDRs in the year ended December 31, 2013 as a result of OCC guidance, as described above.

The following table presents consumer TDRs that defaulted during the years ended December 31, 2014 and 2013, respectively, for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	Years ended December 31,
In millions of dollars	2014	2013
North America
Residential first mortgages	$715	$1,532
Home equity loans	72	183
Credit cards	194	204
Installment and other revolving	95	91
Commercial markets	9	3
Total	$1,085	$2,013
International
Residential first mortgages	$24	$54
Home equity loans	—	—
Credit cards	217	198
Installment and other revolving	104	104
Commercial markets	105	15
Total	$450	$371

Corporate Loans
Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or, to a much lesser extent, in Citi Holdings. The following table presents information by corporate loan type as of December 31, 2014 and December 31, 2013:

In millions of dollars	December 31, 2014	December 31, 2013
Corporate
In U.S. offices
Commercial and industrial	$35,055	$32,704
Financial institutions	36,272	25,102
Mortgage and real estate(1)	32,537	29,425
Installment, revolving credit and other	29,207	34,434
Lease financing	1,758	1,647
	$134,829	$123,312
In offices outside the U.S.
Commercial and industrial	$79,239	$82,663
Financial institutions	33,269	38,372
Mortgage and real estate(1)	6,031	6,274
Installment, revolving credit and other	19,259	18,714
Lease financing	356	527
Governments and official institutions	2,236	2,341
	$140,390	$148,891
Total Corporate loans	$275,219	$272,203
Net unearned income	(554)	(562)
Corporate loans, net of unearned income	$274,665	$271,641

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified (to held-for-sale) $4.8 billion and $5.8 billion of corporate loans during the years ended December 31, 2014 and 2013, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the years ended December 31, 2014 or 2013.
Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type as of December 31, 2014 and December 31, 2013.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2014

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$50	$—	$50	$575	$109,764	$110,389
Financial institutions	2	—	2	250	67,580	67,832
Mortgage and real estate	86	—	86	252	38,135	38,473
Leases	—	—	—	51	2,062	2,113
Other	49	1	50	55	49,844	49,949
Loans at fair value						5,858
Purchased Distressed Loans						51
Total	$187	$1	$188	$1,183	$267,385	$274,665

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Citi generally does not manage corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2013

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$72	$5	$77	$769	$112,985	$113,831
Financial institutions	—	—	—	365	61,704	62,069
Mortgage and real estate	183	58	241	515	34,027	34,783
Leases	9	1	10	189	1,975	2,174
Other	47	2	49	70	54,476	54,595
Loans at fair value						4,072
Purchased Distressed Loans						117
Total	$311	$66	$377	$1,908	$265,167	$271,641

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Citigroup has a risk management process to monitor, evaluate and manage the principal risks associated with its corporate loan portfolio. As part of its risk management process, Citi assigns numeric risk ratings to its corporate loan facilities based on quantitative and qualitative assessments of the obligor and facility. These risk ratings are reviewed at least annually or more often if material events related to the obligor or facility warrant. Factors considered in assigning the risk ratings include financial condition of the obligor, qualitative assessment of management and strategy, amount and sources of repayment, amount and type of collateral and guarantee arrangements, amount and type of any contingencies associated with the obligor, and the obligor’s industry and geography.
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

Corporate Loans Credit Quality Indicators at December 31, 2014 and December 31, 2013

	Recorded investment in loans(1)
In millions of dollars	December 31, 2014	December 31, 2013
Investment grade(2)
Commercial and industrial	$80,812	$79,360
Financial institutions	56,154	49,699
Mortgage and real estate	16,068	13,178
Leases	1,669	1,600
Other	46,284	51,370
Total investment grade	$200,987	$195,207
Non-investment grade(2)
Accrual
Commercial and industrial	$29,003	$33,702
Financial institutions	11,429	12,005
Mortgage and real estate	3,587	4,205
Leases	393	385
Other	3,609	3,155
Non-accrual
Commercial and industrial	575	769
Financial institutions	250	365
Mortgage and real estate	252	515
Leases	51	189
Other	55	70
Total non-investment grade	$49,204	$55,360
Private bank loans managed on a delinquency basis (2)	$18,616	$17,002
Loans at fair value	5,858	4,072
Corporate loans, net of unearned income	$274,665	$271,641

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.
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

The following tables present non-accrual loan information by corporate loan type at December 31, 2014 and December 31, 2013 and interest income recognized on non-accrual corporate loans for the years ended December 31, 2014 and 2013, respectively:
Non-Accrual Corporate Loans

	At and for the year ended December 31, 2014
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$575	$863	$155	$658	$32
Financial institutions	250	262	7	278	4
Mortgage and real estate	252	287	24	263	8
Lease financing	51	53	29	85	—
Other	55	68	21	60	3
Total non-accrual corporate loans	$1,183	$1,533	$236	$1,344	$47

	At and for the year ended December 31, 2013
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$769	$1,074	$79	$967	$30
Financial institutions	365	382	3	378	9
Mortgage and real estate	515	651	35	585	3
Lease financing	189	190	131	189	—
Other	70	216	20	64	1
Total non-accrual corporate loans	$1,908	$2,513	$268	$2,183	$43

	December 31, 2014		December 31, 2013
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$224	$155	$401	$79
Financial institutions	37	7	24	3
Mortgage and real estate	70	24	253	35
Lease financing	47	29	186	131
Other	55	21	61	20
Total non-accrual corporate loans with specific allowance	$433	$236	$925	$268
Non-accrual corporate loans without specific allowance
Commercial and industrial	$351		$368
Financial institutions	213		341
Mortgage and real estate	182		262
Lease financing	4		3
Other	—		9
Total non-accrual corporate loans without specific allowance	$750	N/A	$983	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the year ended December 31, 2012 was $98 million.
N/A Not Applicable

Corporate Troubled Debt Restructurings
The following table presents corporate TDR activity at and for the year ended December 31, 2014.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$48	$30	$17	$1
Financial institutions	—	—	—	—
Mortgage and real estate	8	5	1	2
Other	—	—	—	—
Total	$56	$35	$18	$3

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the year ended December 31, 2013.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$130	$55	$58	$17
Financial institutions	—	—	—	—
Mortgage and real estate	34	19	14	1
Other	5	—	—	5
Total	$169	$74	$72	$23

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

The following table presents total corporate loans modified in a TDR at December 31, 2014 and 2013, as well as those TDRs that defaulted during the three months ended December 31, 2014 and 2013 and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

In millions of dollars	TDR balances at December 31, 2014	TDR loans in payment default during the year ended December 31, 2014	TDR balances at December 31, 2013	TDR loans in payment default during the year ended December 31, 2013
Commercial and industrial	$117	$—	$197	$27
Loans to financial institutions	—	—	14	—
Mortgage and real estate	107	—	161	17
Other	355	—	422	—
Total	$579	$—	$794	$44

Purchased Distressed Loans
Included in the corporate and consumer loans outstanding tables above are purchased distressed loans, which are loans that have evidenced significant credit deterioration subsequent to origination but prior to acquisition by Citigroup. In accordance with SOP 03-3 (codified as ASC 310-30), the difference between the total expected cash flows for these loans and the initial recorded investment is recognized in income over the life of the loans using a level yield. Accordingly, these loans have been excluded from the impaired loan table information presented above. In addition, per SOP 03-3, subsequent decreases in the expected cash flows for a purchased distressed loan require a build of an allowance so the loan retains its level yield. However, increases in the expected cash flows are first recognized as a reduction of any previously established allowance and then recognized as income prospectively over the remaining life of the loan by increasing the loan’s level yield. Where the expected cash flows cannot be reliably estimated, the purchased distressed loan is accounted for under the cost recovery method. The carrying amount of the Company’s purchased distressed loan portfolio was $361 million and $590 million, net of an allowance of $60 million and $113 million, at December 31, 2014 and 2013, respectively.

The changes in the accretable yield, related allowance and carrying amount net of accretable yield for 2014 and 2013 are as follows:

In millions of dollars	Accretable yield	Carrying amount of loan receivable	Allowance
Balance at December 31, 2012	$22	$537	$98
Purchases (1)	$46	$405	$—
Disposals/payments received	(5)	(199)	(8)
Accretion	(10)	10	—
Builds (reductions) to the allowance	22	—	25
Increase to expected cash flows	3	—	—
FX/other	—	(50)	(2)
Balance at December 31, 2013 (2)	$78	$703	$113
Purchases (1)	$1	$46	$—
Disposals/payments received	(6)	(307)	(15)
Accretion	(24)	24	—
Builds (reductions) to the allowance	(36)	—	(27)
Increase to expected cash flows	23	—	—
FX/other	(9)	(45)	(11)
Balance at December 31, 2014 (2)	$27	$421	$60

(1)
The balance reported in the column “Carrying amount of loan receivable” consists of $46 million and $405 million in 2014 and 2013, respectively, of purchased loans accounted for under the level-yield method. No purchased loans were accounted for under the cost-recovery method. These balances represent the fair value of these loans at their acquisition date. The related total expected cash flows for the level-yield loans at their acquisition dates were $46 million and $451 million in 2014 and 2013, respectively.

(2)
The balance reported in the column “Carrying amount of loan receivable” consists of $413 million and $691 million of loans accounted for under the level-yield method and $8 million and $12 million accounted for under the cost-recovery method in 2014 and 2013, respectively.

16. ALLOWANCE FOR CREDIT LOSSES

In millions of dollars	2014	2013	2012
Allowance for loan losses at beginning of period	$19,648	$25,455	$30,115
Gross credit losses	(11,108)	(12,769)	(17,005)
Gross recoveries (1)(2)(3)	2,135	2,306	2,774
Net credit losses (NCLs)	$(8,973)	$(10,463)	$(14,231)
NCLs	$8,973	$10,463	$14,231
Net reserve releases	(1,879)	(1,961)	(1,908)
Net specific reserve releases	(266)	(898)	(1,865)
Total provision for credit losses	$6,828	$7,604	$10,458
Other, net (4)	(1,509)	(2,948)	(887)
Allowance for loan losses at end of period	$15,994	$19,648	$25,455
Allowance for credit losses on unfunded lending commitments at beginning of period (5)	$1,229	$1,119	$1,136
Provision (release) for unfunded lending commitments	(162)	80	(16)
Other, net	(4)	30	(1)
Allowance for credit losses on unfunded lending commitments at end of period (5)	$1,063	$1,229	$1,119
Total allowance for loans, leases, and unfunded lending commitments	$17,057	$20,877	$26,574

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
2012 includes approximately $635 million of incremental charge-offs related to OCC guidance issued in the third quarter of 2012 (see Note 1 to the Consolidated Financial Statements). There was a corresponding approximately $600 million release in the third quarter of 2012 allowance for loan losses related to these charge-offs. 2012 also includes a benefit to charge-offs of approximately $40 million related to finalizing the impact of this OCC guidance in the fourth quarter of 2012.

(3)
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

(4)
2014 includes reductions of approximately $1.1 billion related to the sale or transfer to held-for-sale (HFS) of various loan portfolios, which includes approximately $411 million related to the transfer of various real estate loan portfolios to HFS, approximately $204 million related to the transfer to HFS of a business in Greece, approximately $177 million related to the transfer to HFS of a business in Spain, approximately $29 million related to the transfer to HFS of a business in Honduras, and approximately $108 million related to the transfer to HFS of various EMEA loan portfolios. Additionally, 2014 includes a reduction of approximately $463 million related to foreign currency translation. 2013 includes reductions of approximately $2.4 billion related to the sale or transfer to held-for-sale of various loan portfolios, which includes approximately $360 million related to the sale of Credicard and approximately $255 million related to a transfer to held-for-sale of a loan portfolio in Greece, approximately $230 million related to a non-provision transfer of reserves associated with deferred interest to other assets which includes deferred interest and approximately $220 million related to foreign currency translation. 2012 includes reductions of approximately $875 million related to the sale or transfer to held-for-sale of various U.S. loan portfolios.

(5)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans at December 31, 2014

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,584	$17,064	$19,648
Charge-offs	(427)	(10,681)	(11,108)
Recoveries	139	1,996	2,135
Replenishment of net charge-offs	288	8,685	8,973
Net reserve releases	(133)	(1,746)	(1,879)
Net specific reserve releases	(20)	(246)	(266)
Other	(42)	(1,467)	(1,509)
Ending balance	$2,389	$13,605	$15,994
Allowance for loan losses
Determined in accordance with ASC 450	$2,110	$9,673	$11,783
Determined in accordance with ASC 310-10-35	235	3,917	4,152
Determined in accordance with ASC 310-30	44	15	59
Total allowance for loan losses	$2,389	$13,605	$15,994
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450	$267,271	$350,199	$617,470
Loans individually evaluated for impairment in accordance with ASC 310-10-35	1,485	19,358	20,843
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	51	370	421
Loans held at fair value	5,858	43	5,901
Total loans, net of unearned income	$274,665	$369,970	$644,635

Allowance for Credit Losses and Investment in Loans at December 31, 2013

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,776	$22,679	$25,455
Charge-offs	(369)	(12,400)	(12,769)
Recoveries	168	2,138	2,306
Replenishment of net charge-offs	201	10,262	10,463
Net reserve releases	(199)	(1,762)	(1,961)
Net specific reserve releases	(1)	(897)	(898)
Other	8	(2,956)	(2,948)
Ending balance	$2,584	$17,064	$19,648
Allowance for loan losses
Determined in accordance with ASC 450	$2,232	$12,402	$14,634
Determined in accordance with ASC 310-10-35	268	4,633	4,901
Determined in accordance with ASC 310-30	84	29	113
Total allowance for loan losses	$2,584	$17,064	$19,648
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450	$265,230	$368,449	$633,679
Loans individually evaluated for impairment in accordance with ASC 310-10-35	2,222	23,793	26,015
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	117	632	749
Loans held at fair value	4,072	957	5,029
Total loans, net of unearned income	$271,641	$393,831	$665,472

Allowance for Credit Losses at December 31, 2012

In millions of dollars	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,879	$27,236	$30,115
Charge-offs	(640)	(16,365)	(17,005)
Recoveries	417	2,357	2,774
Replenishment of net charge-offs	223	14,008	14,231
Net reserve build (releases)	2	(1,910)	(1,908)
Net specific reserve releases	(138)	(1,727)	(1,865)
Other	33	(920)	(887)
Ending balance	$2,776	$22,679	$25,455

17.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill during 2014 and 2013 were as follows:

In millions of dollars
Balance at December 31, 2012	$25,673
Foreign exchange translation	$(577)
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(25)
Sale of Brazil Credicard	(62)
Balance at December 31, 2013	$25,009
Foreign exchange translation and other	$(1,214)
Smaller acquisitions/divestitures, purchase accounting adjustments and other	(203)
Balance at December 31, 2014	$23,592

The changes in Goodwill by segment during 2014 and 2013 were as follows:

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Citi Holdings	Total
Balance at December 31, 2012	$14,539	$10,981	$153	$25,673
Goodwill disposed of during 2013 (1)	$(82)	$—	$—	$(82)
Other (2)	(472)	(113)	3	$(582)
Balance at December 31, 2013	$13,985	$10,868	$156	$25,009
Goodwill disposed of during 2014 (3)	$(86)	$(1)	$(116)	$(203)
Other (2)	(505)	(711)	2	$(1,214)
Balance at December 31, 2014	$13,394	$10,156	$42	$23,592

(1)	Primarily related to the sale of Credicard. See Note 2 to the Consolidated Financial Statements.

(2)	Other changes in Goodwill primarily reflect foreign exchange effects on non-dollar-denominated goodwill and purchase accounting adjustments.

(3)	Primarily related to the sale of the Spain consumer operations and the agreement to sell the Japan retail banking business. See Note 2 to the Consolidated Financial Statements.

Goodwill impairment testing is performed at the level below the business segments (referred to as a reporting unit). The Company performed its annual goodwill impairment test as of July 1, 2014 resulting in no impairment for any of the reporting units. The reporting unit structure in 2014 was the same as the reporting unit structure in 2013, except for the effect of the ICG reorganization during the first quarter of 2014 noted below and the sale involving the Citi Holdings—Cards reporting unit during the third quarter of 2014.
Effective January 1, 2014, the businesses within the legacy ICG reporting units, Securities and Banking and Transaction Services, were realigned and aggregated as Banking and Markets and securities services (Markets). An interim goodwill impairment test was performed on the impacted reporting units as of January 1, 2014, resulting in no impairment. Subsequent to January 1, 2014, goodwill was allocated to disposals and tested for impairment under Banking and Markets. Furthermore, on September 22, 2014, Citi sold its consumer operations in Spain, which included the Citi Holdings—Cards reporting unit. As a result, 100%

of the Citi Holdings—Cards goodwill balance was allocated to the sale. No other interim goodwill impairment tests were performed during 2014, other than the test performed related to the ICG reorganization discussed above.
No goodwill was deemed impaired in 2014, 2013 and 2012.

The following table shows reporting units with goodwill balances as of December 31, 2014 and the fair value as a percentage of allocated book value as of the annual impairment test.

In millions of dollars
Reporting Unit(1)	Fair Value as a % of allocated book value	Goodwill
North America Global Consumer Banking	260%	$6,756
EMEA Global Consumer Banking	178	332
Asia Global Consumer Banking	264	4,704
Latin America Global Consumer Banking	214	1,602
Banking	404	3,481
Markets and Securities Services	200	6,675
Latin America Retirement Services	193	42

(1)	Citi Holdings—Other is excluded from the table as there is no goodwill allocated to it.

During the fourth quarter of 2014, Citi announced its intention to exit its consumer businesses in 11 markets in Latin America, Asia and EMEA, as well as its consumer finance business in Korea. Citi also announced its intention to exit several non-core transactions businesses within ICG. Effective January 1, 2015, these businesses were transferred to Citi Holdings and aggregated to five new reporting units: Citi Holdings—Consumer EMEA, Citi Holdings—Consumer Latin America, Citi Holdings—Consumer Japan, Citi Holdings—Consumer Finance South Korea, and Citi Holdings—ICG.  Goodwill balances associated with the transfers were allocated to each of the component businesses based on their relative fair values to the legacy reporting units.

Intangible Assets
The components of intangible assets as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014			December 31, 2013
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,626	$6,294	$1,332	$7,552	$6,006	$1,546
Core deposit intangibles	1,153	1,021	132	1,255	1,052	203
Other customer relationships	579	331	248	675	389	286
Present value of future profits	233	154	79	238	146	92
Indefinite-lived intangible assets	290	—	290	323	—	323
Other(1)	5,217	2,732	2,485	5,073	2,467	2,606
Intangible assets (excluding MSRs)	$15,098	$10,532	$4,566	$15,116	$10,060	$5,056
Mortgage servicing rights (MSRs) (2)	1,845	—	1,845	2,718	—	2,718
Total intangible assets	$16,943	$10,532	$6,411	$17,834	$10,060	$7,774

(1)	Includes contract-related intangible assets.

(2)	For additional information on Citi’s MSRs, including the roll-forward from 2013 to 2014, see Note 22 to the Consolidated Financial Statements.

Intangible assets amortization expense was $756 million, $808 million and $856 million for 2014, 2013 and 2012, respectively. Intangible assets amortization expense is estimated to be $659 million in 2015, $634 million in 2016, $938 million in 2017, $411 million in 2018 and $368 million in 2019.

The changes in intangible assets during the 12 months ended December 31, 2014 were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2013	Acquisitions/ divestitures	Amortization	Impairments	FX and other (1)	December 31, 2014
Purchased credit card relationships	$1,546	$110	$(324)	$—	$—	$1,332
Core deposit intangibles	203	(6)	(59)	—	(6)	132
Other customer relationships	286	14	(28)	—	(24)	248
Present value of future profits	92	—	(12)	—	(1)	79
Indefinite-lived intangible assets	323	(2)	—	—	(31)	290
Other	2,606	157	(333)	(2)	57	2,485
Intangible assets (excluding MSRs)	$5,056	$273	$(756)	$(2)	$(5)	$4,566
Mortgage servicing rights (MSRs) (2)	2,718					1,845
Total intangible assets	$7,774					$6,411

(1)	Includes foreign exchange translation and purchase accounting adjustments.

(2)	For additional information on Citi’s MSRs, including the roll-forward from 2013 to 2014, see Note 22 to the Consolidated Financial Statements.

18.   DEBT
Short-Term Borrowings

	2014		2013
In millions of dollars	Balance	Weighted average coupon	Balance	Weighted average coupon
Commercial paper
Significant Citibank entities(1)	$16,085	0.22%	$17,677	0.25%
Parent(2)	70	0.95	201	1.11
Total Commercial paper	$16,155	0.23%	$17,878	0.26%
Other borrowings (3)	$42,180	0.53%	$41,066	0.87%
Total	$58,335		$58,944

(1)	Significant Citibank Entities consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)	Parent includes the parent holding company (Citigroup Inc.) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup.

(3)
Includes borrowings from the Federal Home Loan Banks and other market participants. At both December 31, 2014 and December 31, 2013, collateralized short-term advances from the Federal Home Loan Banks were $11.2 billion.

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

Long-Term Debt

			Balances at December 31,
In millions of dollars	Weighted average coupon	Maturities	2014	2013
Citigroup Inc.(1)
Senior debt	3.85%	2015-2098	$122,323	$124,857
Subordinated debt(2)	4.48	2015-2044	25,464	28,039
Trust preferred securities	6.90	2036-2067	1,725	3,908
Bank(3)
Senior debt	1.74	2015-2038	65,146	56,039
Subordinated debt(2)	—	—	—	418
Broker-dealer(4)
Senior debt	4.06	2015-2039	8,399	7,831
Subordinated debt(2)	2.07	2016-2037	23	24
Total(5)	3.34%		$223,080	$221,116
Senior debt			$195,868	$188,727
Subordinated debt(2)			25,487	28,481
Trust preferred securities			1,725	3,908
Total			$223,080	$221,116

(1)	Parent holding company, Citigroup Inc.

(2)	Includes notes that are subordinated within certain countries, regions or subsidiaries.

(3)
Represents the Significant Citibank Entities as well as other Citibank and Banamex entities. At December 31, 2014 and December 31, 2013, collateralized long-term advances from the Federal Home Loan Banks were $19.8 billion and $14.0 billion, respectively.

(4)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

(5)	Includes senior notes with carrying values of $87 million issued to outstanding Safety First Trusts at December 31, 2013. As of December 31, 2014, no amounts were outstanding to these trusts.

The Company issues both fixed and variable rate debt in a range of currencies. It uses derivative contracts, primarily interest rate swaps, to effectively convert a portion of its fixed rate debt to variable rate debt and variable rate debt to fixed rate debt. The maturity structure of the derivatives generally corresponds to the maturity structure of the debt being hedged. In addition, the Company uses other derivative contracts to manage the foreign exchange impact of certain debt issuances. At December 31, 2014, the Company’s overall weighted average interest rate for long-term debt was 3.34% on a contractual basis and 2.48% including the effects of derivative contracts.

Aggregate annual maturities of long-term debt obligations (based on final maturity dates) including trust preferred securities are as follows:

In millions of dollars	2015	2016	2017	2018	2019	Thereafter	Total
Bank	$14,459	$21,248	$14,190	$9,128	$2,146	$3,975	$65,146
Broker-dealer	760	708	210	141	1,725	4,878	8,422
Citigroup Inc.	15,851	20,172	25,849	12,748	18,246	56,646	149,512
Total	$31,070	$42,128	$40,249	$22,017	$22,117	$65,499	$223,080

The following table summarizes the Company’s outstanding trust preferred securities at December 31, 2014:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	Jun. 2007	99,901	156	6.829	50	156	June 28, 2067	June 28, 2017
Total obligated			$2,596			$2,602

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

19. REGULATORY CAPITAL AND CITIGROUP INC. PARENT COMPANY INFORMATION

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
 The following table sets forth Citigroup’s and Citibank, N.A.’s regulatory capital tiers, risk-weighted assets, quarterly adjusted average total assets, and capital ratios as of December 31, 2014 in accordance with current regulatory standards (reflecting Basel III Transition Arrangements):

In millions of dollars, except ratios	Stated minimum	Well capitalized minimum	Citigroup(1)	Citibank, N.A.(1)
Common Equity Tier 1 Capital			$166,984	$129,135
Tier 1 Capital			166,984	129,135
Total Capital(2)			185,280	140,119
Risk-weighted assets			1,275,012	946,333
Quarterly adjusted average total assets (3)			1,849,297	1,367,444
Common Equity Tier 1 Capital ratio	4.0%	N/A	13.10%	13.65%
Tier 1 Capital ratio	5.5	6.0%	13.10	13.65
Total Capital ratio	8.0	10.0	14.53	14.81
Tier 1 Leverage ratio	4.0	5.0 (4)	9.03	9.44

(1)
As of December 31, 2014, Citigroup’s and Citibank, N.A.’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(2)	Total Capital includes Tier 1 Capital and Tier 2 Capital.

(3)	Tier 1 Leverage ratio denominator.
(4)    Applicable only to depository institutions.
N/A  Not Applicable

As indicated in the table above, Citigroup and Citibank, N.A. were well capitalized under the current federal bank regulatory definitions as of December 31, 2014.

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
In determining the dividends, each depository institution must also consider its effect on applicable risk-based capital and leverage ratio requirements, as well as policy statements of the federal regulatory agencies that indicate that banking organizations should generally pay dividends out of current operating earnings. Citigroup received $8.9 billion and $12.2 billion in dividends from Citibank, N.A. during 2014 and 2013, respectively.

Non-Banking Subsidiaries
Citigroup also receives dividends from its non-bank subsidiaries. These non-bank subsidiaries are generally not subject to regulatory restrictions on dividends, although their ability to declare dividends can be restricted by capital considerations, as set forth in the table below.

In millions of dollars
Subsidiary	Jurisdiction	Net capital or equivalent	Excess over minimum requirement
Citigroup Global Markets Inc.	U.S. Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1)	$5,521	$4,376
Citigroup Global Markets Limited	United Kingdom’s Prudential Regulatory Authority (PRA)	$7,162	$2,482

Citigroup Inc. Parent Company Only Income Statement and Statement of Comprehensive Income

	Years ended December 31,
In millions of dollars	2014	2013	2012
Revenues
Interest revenue	$3,121	$3,234	$3,384
Interest expense	4,437	5,559	6,573
Net interest expense	$(1,316)	$(2,325)	$(3,189)
Dividends from subsidiaries	8,900	13,044	20,780
Non-interest revenue	247	139	613
Total revenues, net of interest expense	$7,831	$10,858	$18,204
Total operating expenses	$1,980	$851	$1,497
Income before taxes and equity in undistributed income of subsidiaries	$5,851	$10,007	$16,707
Benefit for income taxes	(643)	(1,637)	(2,062)
Equity in undistributed income (loss) of subsidiaries	819	2,029	(11,228)
Parent company’s net income	$7,313	$13,673	$7,541
Comprehensive income
Parent company’s net income	$7,313	$13,673	$7,541
Other comprehensive income (loss)	(4,083)	(2,237)	892
Parent company’s comprehensive income	$3,230	$11,436	$8,433

Citigroup Inc. Parent Company Only Balance Sheet

	Years ended December 31,
In millions of dollars	2014	2013
Assets
Cash and due from banks	$125	$233
Trading account assets	604	184
Investments	830	1,032
Advances to subsidiaries	77,951	83,110
Investments in subsidiaries	211,353	203,739
Other assets (1)	110,908	106,170
Total assets	$401,771	$394,468
Liabilities
Federal funds purchased and securities loaned or sold under agreements to repurchase	$185	$185
Trading account liabilities	762	165
Short-term borrowings	1,075	382
Long-term debt	149,512	156,804
Advances from subsidiaries other than banks	27,430	24,181
Other liabilities	12,273	8,412
Total liabilities	$191,237	$190,129
Total equity	210,534	204,339
Total liabilities and equity	$401,771	$394,468

(1)
Other assets included $42.7 billion of placements to Citibank, N.A. and its branches at December 31, 2014, of which $33.9 billion had a remaining term of less than 30 days. Other assets at December 31, 2013 included $43.3 billion of placements to Citibank, N.A. and its branches, of which $33.6 billion had a remaining term of less than 30 days.

Citigroup Inc. Parent Company Only Cash Flows Statement

	Years ended December 31,
In millions of dollars	2014	2013	2012
Net cash provided by (used in ) operating activities of continuing operations	$5,940	$(7,881)	$1,598
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(5,701)
Proceeds from sales of investments	41	385	37,056
Proceeds from maturities of investments	155	233	4,286
Changes in investments and advances—intercompany	(7,986)	7,226	(397)
Other investing activities	5	4	994
Net cash provided by investing activities of continuing operations	$(7,785)	$7,848	$36,238
Cash flows from financing activities of continuing operations
Dividends paid	$(633)	$(314)	$(143)
Issuance of preferred stock	3,699	4,192	2,250
Proceeds (repayments) from issuance of long-term debt—third-party, net	(3,636)	(13,426)	(33,434)
Net change in short-term borrowings and other advances—intercompany	3,297	11,402	(6,160)
Other financing activities	(990)	(1,741)	(199)
Net cash provided by (used in) financing activities of continuing operations	$1,737	$113	$(37,686)
Net increase (decrease) in cash and due from banks	$(108)	$80	$150
Cash and due from banks at beginning of period	233	153	3
Cash and due from banks at end of period	$125	$233	$153
Supplemental disclosure of cash flow information for continuing operations
Cash paid (received) during the year for
Income taxes	$235	$(71)	$78
Interest	5,632	6,514	7,883
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

20.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) for the three years ended December 31, 2014 are as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)(4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2011	$(35)	$(2,820)	$(4,282)	$(10,651)	$(17,788)
Change, net of taxes (5)(6)	632	527	(988)	721	892
Balance, December 31, 2012	$597	$(2,293)	$(5,270)	$(9,930)	$(16,896)
Other comprehensive income before reclassifications	$(1,962)	$512	$1,098	$(2,534)	$(2,886)
Increase (decrease) due to amounts reclassified from AOCI (7)	(275)	536	183	205	649
Change, net of taxes (7)	$(2,237)	$1,048	$1,281	$(2,329)	$(2,237)
Balance, December 31, 2013	$(1,640)	$(1,245)	$(3,989)	$(12,259)	$(19,133)
Other comprehensive income before reclassifications	$1,790	$85	$(1,346)	$(4,946)	$(4,417)
Increase (decrease) due to amounts reclassified from AOCI	(93)	251	176	—	334
Change, net of taxes	$1,697	$336	$(1,170)	$(4,946)	$(4,083)
Balance at December 31, 2014	$57	$(909)	$(5,159)	$(17,205)	$(23,216)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans, and amortization of amounts previously recognized in other comprehensive income. Reflects the adoption of new mortality tables effective December 31, 2014 (see Note 8 to the Consolidated Financial Statements).

(3)
Primarily reflects the movements in (by order of impact) the Mexican peso, euro, Japanese yen, and Russian ruble against the U.S. dollar, and changes in related tax effects and hedges for the year ended December 31, 2014. Primarily reflects the movements in (by order of impact) the Japanese yen, Mexican peso, Australian dollar, and Indian rupee against the U.S. dollar, and changes in related tax effects and hedges for the year ended December 31, 2013. Primarily reflects the movements in (by order of impact) the Mexican peso, Japanese yen, euro, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the year ended December 31, 2012.

(4)	During 2014, $137 million ($84 million net of tax) was reclassified to reflect the allocation of foreign currency translation between net unrealized gains (losses) on investment securities to CTA.

(5)
Includes the after-tax impact of realized gains from the sales of minority investments: $672 million from the Company’s entire interest in Housing Development Finance Corporation Ltd. (HDFC); and $421 million from the Company’s entire interest in Shanghai Pudong Development Bank (SPDB).

(6)
The after-tax impact due to impairment charges and the loss related to Akbank included within the foreign currency translation adjustment, during 2012 was $667 million (see Note 14 to the Consolidated Financial Statements).

(7)
On December 20, 2013, the sale of Credicard was completed (see Note 2 to the Consolidated Financial Statements). The total impact to the gross CTA (net CTA including hedges) was a pretax loss of $314 million ($205 million net of tax).

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three years ended December 31, 2014 are as follows:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2011	$(25,807)	$8,019	$(17,788)
Change in net unrealized gains (losses) on investment securities	1,001	(369)	632
Cash flow hedges	838	(311)	527
Benefit plans	(1,378)	390	(988)
Foreign currency translation adjustment	12	709	721
Change	$473	$419	$892
Balance, December 31, 2012	$(25,334)	$8,438	$(16,896)
Change in net unrealized gains (losses) on investment securities	(3,537)	1,300	(2,237)
Cash flow hedges	1,673	(625)	1,048
Benefit plans	1,979	(698)	1,281
Foreign currency translation adjustment	(2,377)	48	(2,329)
Change	$(2,262)	$25	$(2,237)
Balance, December 31, 2013	$(27,596)	$8,463	$(19,133)
Change in net unrealized gains (losses) on investment securities	2,704	(1,007)	1,697
Cash flow hedges	543	(207)	336
Benefit plans	(1,830)	660	(1,170)
Foreign currency translation adjustment	(4,881)	(65)	(4,946)
Change	$(3,464)	$(619)	$(4,083)
Balance, December 31, 2014	$(31,060)	$7,844	$(23,216)

During the year ended December 31, 2014, the Company recognized a pretax loss of $542 million ($334 million net of tax) related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Year ended December 31, 2014
Realized (gains) losses on sales of investments	$(570)
OTTI gross impairment losses	424
Subtotal, pretax	$(146)
Tax effect	53
Net realized (gains) losses on investment securities, after-tax(1)	$(93)
Interest rate contracts	$260
Foreign exchange contracts	149
Subtotal, pretax	$409
Tax effect	(158)
Amortization of cash flow hedges, after-tax(2)	$251
Amortization of unrecognized
Prior service cost (benefit)	$(40)
Net actuarial loss	243
Curtailment/settlement impact (3)	76
Subtotal, pretax	$279
Tax effect	(103)
Amortization of benefit plans, after-tax(3)	$176
Foreign currency translation adjustment	$—
Total amounts reclassified out of AOCI, pretax	$542
Total tax effect	(208)
Total amounts reclassified out of AOCI, after-tax	$334

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

During the year ended December 31, 2013, the Company recognized a pretax loss of $1,071 million ($649 million net of tax) related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Year ended December 31, 2013
Realized (gains) losses on sales of investments	$(748)
OTTI gross impairment losses	334
Subtotal, pretax	$(414)
Tax effect	139
Net realized (gains) losses on investment securities, after-tax(1)	$(275)
Interest rate contracts	$700
Foreign exchange contracts	176
Subtotal, pretax	$876
Tax effect	(340)
Amortization of cash flow hedges, after-tax(2)	$536
Amortization of unrecognized
Prior service cost (benefit)	$—
Net actuarial loss	271
Curtailment/settlement impact(3)	44
Cumulative effect of change in accounting policy(3)	(20)
Subtotal, pretax	$295
Tax effect	(112)
Amortization of benefit plans, after-tax(3)	$183
Foreign currency translation adjustment	$205
Total amounts reclassified out of AOCI, pretax	$1,071
Total tax effect	(422)
Total amounts reclassified out of AOCI, after-tax	$649

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 14 to the Consolidated Financial Statements for additional details.

(2)	See Note 23 to the Consolidated Financial Statements for additional details.

(3)	See Notes 1 and 8 to the Consolidated Financial Statements for additional details.

21.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding at December 31, 2014 and December 31, 2013:

						Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate	Redemption price per depositary share/preference share	Number of depositary shares	December 31, 2014	December 31, 2013
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	$25	3,870,330	$97	$97
Series E(2)	April 28, 2008	April 30, 2018	8.400%	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950%	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900%	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800%	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350%	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125%	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875%	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875%	25	19,200,000	480	—
Series M(10)	April 30, 2014	May 15, 2024	6.300%	1,000	1,750,000	1,750	—
Series N(11)	October 29, 2014	November 15, 2019	5.800%	1,000	1,500,000	1,500	—
						$10,468	$6,738

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

(11)
Issued as depository shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends payable semi-annually on May 15 and November 15 at a fixed rate until, but excluding, November 15, 2019, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

During 2014, Citi distributed approximately $511 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of December 31, 2014, Citi estimates it will distribute preferred dividends of approximately $656 million during 2015, in each case assuming such dividends are approved by the Citi Board of Directors.

22. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of Special Purpose Entities
A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs by Citi are to obtain liquidity and favorable capital treatment by securitizing certain financial assets, to assist clients in securitizing their financial assets and to create investment products for clients. SPEs may be organized in various legal forms, including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt and equity instruments, certificates, commercial paper or other notes of indebtedness. These issuances are recorded on the balance sheet of the SPE, which may or may not be consolidated onto the balance sheet of the company that organized the SPE.
Investors usually have recourse only to the assets in the SPE, but may also benefit from other credit enhancements, such as a collateral account, a line of credit or a liquidity facility, such as a liquidity put option or asset purchase agreement. Because of these enhancements, the SPE issuances typically obtain a more favorable credit rating than the transferor could obtain for its own debt issuances. This results in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.
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

The Company must evaluate each VIE to understand the purpose and design of the entity, the role the Company had in the entity’s design and its involvement in the VIE’s ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.
For those VIEs where the Company determines that it has the power to direct the activities that most significantly impact the VIE’s economic performance, the Company must then evaluate its economic interests, if any, and determine whether it could absorb losses or receive benefits that could potentially be significant to the VIE. When evaluating whether the Company has an obligation to absorb losses that could potentially be significant, it considers the maximum exposure to such loss without consideration of probability. Such obligations could be in various forms, including, but not limited to, debt and equity investments, guarantees, liquidity agreements and certain derivative contracts.
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
See Note 1 to the Consolidated Financial Statements for a discussion of impending changes to targeted areas of consolidation guidance.

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of December 31, 2014 and 2013, is presented below:

	As of December 31, 2014
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$60,211	$60,211	$—	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	236,771	—	236,771	5,063	—	—	19	5,082
Non-agency-sponsored	8,071	1,239	6,832	560	—	—	—	560
Citi-administered asset-backed commercial paper conduits (ABCP)	29,181	29,181	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,382	—	3,382	45	—	—	—	45
Collateralized loan obligations (CLOs)	13,099	—	13,099	1,692	—	—	—	1,692
Asset-based financing	62,577	1,149	61,428	22,891	63	2,185	333	25,472
Municipal securities tender option bond trusts (TOBs)	12,280	6,671	5,609	3	—	3,670	—	3,673
Municipal investments	16,825	70	16,755	2,012	2,021	1,321	—	5,354
Client intermediation	1,745	137	1,608	10	—	—	10	20
Investment funds (5)	31,474	1,096	30,378	16	382	124	—	522
Trust preferred securities	2,633	—	2,633	—	6	—	—	6
Other	5,685	296	5,389	183	1,451	23	73	1,730
Total	$483,934	$100,050	$383,884	$32,475	$3,923	$7,323	$435	$44,156
Citi Holdings
Credit card securitizations	$292	$60	$232	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	28,077	—	28,077	150	—	—	91	241
Non-agency-sponsored	9,817	65	9,752	17	—	—	1	18
Collateralized debt obligations (CDOs)	2,235	—	2,235	174	—	—	86	260
Collateralized loan obligations (CLOs)	1,020	—	1,020	54	—	—	—	54
Asset-based financing	1,323	2	1,321	37	3	86	—	126
Municipal investments	6,881	—	6,881	2	176	904	—	1,082
Investment funds	518	—	518	—	—	—	—	—
Other	2,613	2,613	—	—	—	—	—	—
Total	$52,776	$2,740	$50,036	$434	$179	$990	$178	$1,781
Total Citigroup	$536,710	$102,790	$433,920	$32,909	$4,102	$8,313	$613	$45,937

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s December 31, 2014 Consolidated Balance Sheet.

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

	As of December 31, 2013
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$52,229	$52,229	$—	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	239,204	—	239,204	3,583	—	—	36	3,619
Non-agency-sponsored	7,711	598	7,113	583	—	—	—	583
Citi-administered asset-backed commercial paper conduits (ABCP)	31,759	31,759	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,204	—	4,204	34	—	—	—	34
Collateralized loan obligations (CLOs)	16,883	—	16,883	1,938	—	—	—	1,938
Asset-based financing	45,884	971	44,913	17,341	74	1,004	195	18,614
Municipal securities tender option bond trusts (TOBs)	12,716	7,039	5,677	29	—	3,881	—	3,910
Municipal investments	15,962	223	15,739	1,846	2,073	1,173	—	5,092
Client intermediation	1,778	195	1,583	145	—	—	—	145
Investment funds (5)	32,324	3,094	29,230	191	264	81	—	536
Trust preferred securities	4,822	—	4,822	—	51	—	—	51
Other	2,439	225	2,214	143	649	20	78	890
Total	$467,915	$96,333	$371,582	$25,833	$3,111	$6,159	$309	$35,412
Citi Holdings
Credit card securitizations	$1,867	$1,448	$419	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	73,549	—	73,549	549	—	—	77	626
Non-agency-sponsored	13,193	1,695	11,498	35	—	—	2	37
Student loan securitizations	1,520	1,520	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,879	—	3,879	273	—	—	87	360
Collateralized loan obligations (CLOs)	2,733	—	2,733	358	—	—	111	469
Asset-based financing	3,508	3	3,505	629	3	258	—	890
Municipal investments	7,304	—	7,304	3	204	939	—	1,146
Investment funds	1,237	—	1,237	—	61	—	—	61
Other	4,494	4,434	60	—	—	—	—	—
Total	$113,284	$9,100	$104,184	$1,847	$268	$1,197	$277	$3,589
Total Citigroup	$581,199	$105,433	$475,766	$27,680	$3,379	$7,356	$586	$39,001

(1)	The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s December 31, 2013 Consolidated Balance Sheet.

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

•
certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $14 billion and $16 billion at December 31, 2014 and 2013, respectively; and

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Liquidity	Loan	Liquidity	Loan
In millions of dollars	facilities	commitments	facilities	commitments
Citicorp
Asset-based financing	$5	$2,180	$5	$999
Municipal securities tender option bond trusts (TOBs)	3,670	—	3,881	—
Municipal investments	—	1,321	—	1,173
Investment funds	—	124	—	81
Other	—	23	—	20
Total Citicorp	$3,675	$3,648	$3,886	$2,273
Citi Holdings
Asset-based financing	$—	$86	$—	$258
Municipal investments	—	904	—	939
Total Citi Holdings	$—	$990	$—	$1,197
Total Citigroup funding commitments	$3,675	$4,638	$3,886	$3,470
Citicorp and Citi Holdings Consolidated VIEs
The Company engages in on-balance sheet securitizations, which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s balance sheet, and any proceeds received are recognized as secured liabilities. The consolidated VIEs included in the tables below represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the respective VIEs and do not have such recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. Thus, the

Company’s maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany assets and liabilities are excluded from the table. All VIE assets are restricted from being sold or pledged as collateral. The cash flows from these assets are the only source used to pay down the associated liabilities, which are non-recourse to the Company’s general assets.
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.1	$0.2	$0.3	$0.2	$0.2	$0.4
Trading account assets	0.7	—	0.7	1.0	—	1.0
Investments	8.0	—	8.0	10.9	—	10.9
Total loans, net	90.6	2.5	93.1	83.2	8.7	91.9
Other	0.6	—	0.6	1.1	0.2	1.3
Total assets	$100.0	$2.7	$102.7	$96.4	$9.1	$105.5
Short-term borrowings	$22.7	$—	$22.7	$24.3	$—	$24.3
Long-term debt	38.1	2.0	40.1	32.8	2.0	34.8
Other liabilities	0.8	0.1	0.9	0.9	0.1	1.0
Total liabilities	$61.6	$2.1	$63.7	$58.0	$2.1	$60.1

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$7.4	$0.2	$7.6	$4.8	$0.6	$5.4
Investments	2.4	0.2	2.6	3.7	0.4	4.1
Total loans, net	24.9	0.1	25.0	18.2	0.6	18.8
Other	1.8	0.2	2.0	2.2	0.5	2.7
Total assets	$36.5	$0.7	$37.2	$28.9	$2.1	$31.0
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
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables as of December 31, 2014 and 2013:

	Citicorp		Citi Holdings
In billions of dollars	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$37.0	$32.3	$—	$—
Retained by Citigroup as trust-issued securities	10.1	8.1	—	1.3
Retained by Citigroup via non-certificated interests	14.2	12.1	—	—
Total ownership interests in principal amount of trust credit card receivables	$61.3	$52.5	$—	$1.3

Credit Card Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp’s credit card securitizations for the years ended December 31, 2014, 2013 and 2012:

In billions of dollars	2014	2013	2012
Proceeds from new securitizations	$12.5	$11.5	$0.5
Pay down of maturing notes	(7.8)	(2.1)	(20.4)

Credit Card Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings’ credit card securitizations for the years ended December 31, 2014, 2013 and 2012:

In billions of dollars	2014	2013	2012
Proceeds from new securitizations	$0.1	$0.2	$1.7
Pay down of maturing notes	—	(0.1)	(0.1)

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
Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 2.8 years as of December 31, 2014 and 3.1 years as of December 31, 2013.

Master Trust Liabilities (at par value)

In billions of dollars	Dec. 31, 2014	Dec. 31, 2013
Term notes issued to third parties	$35.7	$27.9
Term notes retained by Citigroup affiliates	8.2	6.2
Total Master Trust liabilities	$43.9	$34.1

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.9 years as of December 31, 2014 and 0.7 years as of December 31, 2013.

Omni Trust Liabilities (at par value)

In billions of dollars	Dec. 31, 2014	Dec. 31, 2013
Term notes issued to third parties	$1.3	$4.4
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.2	$6.3

Mortgage Securitizations
The Company provides a wide range of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of VIEs. These VIEs are funded through the issuance of trust certificates backed solely by the transferred assets. These certificates have the same life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company’s U.S. consumer mortgage business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts and also provides servicing for a limited number of ICG securitizations. ICG and Citi Holdings do not retain servicing for their mortgage securitizations.
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

Mortgage Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp mortgage securitizations for the years ended December 31, 2014, 2013 and 2012:

	2014		2013	2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages	Agency- and non-agency- sponsored mortgages
Proceeds from new securitizations	$27.4	$11.8	$72.5	$56.5
Contractual servicing fees received	0.4	—	0.4	0.5
Cash flows received on retained interests and other net cash flows	0.1	—	0.1	0.1

Agency and non-agency securitization gains for the year ended December 31, 2014 were $160 million and $53 million, respectively.
Agency and non-agency securitization gains for the years ended December 31, 2013 and 2012 were $203 million and $30 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 14.7%	1.4% to 6.6%	2.6% to 9.1%
Weighted average discount rate	11.0%	4.2%	7.8%
Constant prepayment rate	0.0% to 23.1%	0.0% to 7.0%	0.5% to 8.9%
Weighted average constant prepayment rate	6.2%	5.4%	3.2%
Anticipated net credit losses (2)	NM	40.0% to 67.1%	8.9% to 58.5%
Weighted average anticipated net credit losses	NM	56.3%	43.1%
Weighted average life	0.0 to 9.7 years	2.6 to 11.1 years	3.0 to 14.5 years

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 12.4%	2.3% to 4.3%	0.1% to 19.2%
Weighted average discount rate	10.1%	3.4%	7.8%
Constant prepayment rate	0.0% to 21.4%	5.4% to 10.0%	0.1% to 11.2%
Weighted average constant prepayment rate	5.5%	7.2%	7.5%
Anticipated net credit losses (2)	NM	47.2% to 53.0%	0.1% to 89.0%
Weighted average anticipated net credit losses	NM	49.3%	49.2%
Weighted average life	0.0 to 12.4 years	2.9 to 9.7 years	2.5 to 16.5 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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
At December 31, 2014 and 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	December 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 21.2%	1.1% to 17.7%	1.3% to 19.6%
Weighted average discount rate	8.0%	4.9%	8.2%
Constant prepayment rate	6.0% to 41.4%	2.0% to 100.0%	0.5% to 16.2%
Weighted average constant prepayment rate	14.7%	10.1%	7.2%
Anticipated net credit losses (2)	NM	0.0% to 92.4%	13.7% to 83.8%
Weighted average anticipated net credit losses	NM	54.6%	52.5%
Weighted average life	0.0 to 16.0 years	0.3 to 14.4 years	0.0 to 24.4 years

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.1% to 20.9%	0.5% to 17.4%	2.1% to 19.6%
Weighted average discount rate	6.9%	5.5%	11.2%
Constant prepayment rate	6.2% to 30.4%	1.3% to 100.0%	1.4% to 23.1%
Weighted average constant prepayment rate	11.1%	6.4%	7.4%
Anticipated net credit losses (2)	NM	0.1% to 80.0%	25.5% to 81.9%
Weighted average anticipated net credit losses	NM	49.5%	52.8%
Weighted average life	2.1 to 14.1 years	0.0 to 11.9 years	0.0 to 26.0 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,224	$285	$554
Discount rates
Adverse change of 10%	$(64)	$(5)	$(30)
Adverse change of 20%	(124)	(9)	(57)
Constant prepayment rate
Adverse change of 10%	(86)	(1)	(9)
Adverse change of 20%	(165)	(2)	(18)
Anticipated net credit losses
Adverse change of 10%	NM	(2)	(9)
Adverse change of 20%	NM	(3)	(16)

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,519	$293	$429
Discount rates
Adverse change of 10%	$(76)	$(6)	$(25)
Adverse change of 20%	(148)	(11)	(48)
Constant prepayment rate
Adverse change of 10%	(96)	(1)	(7)
Adverse change of 20%	(187)	(2)	(14)
Anticipated net credit losses
Adverse change of 10%	NM	(2)	(7)
Adverse change of 20%	NM	(3)	(14)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings mortgage securitizations for the years ended December 31, 2014, 2013 and 2012:

	2014		2013	2012
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	U.S. agency- sponsored mortgages
Proceeds from new securitizations	$0.4	$—	$0.2	$0.4
Contractual servicing fees received	0.1	—	0.3	0.4

Gains recognized on the securitization of U.S. agency-sponsored mortgages during 2014 were $54 million. Agency securitization gains for the years ended December 31, 2013 and 2012 were $20 million and $45 million, respectively.
The Company did not securitize non-agency-sponsored mortgages for the years ended December 31, 2014, 2013 and 2012.
Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

At December 31, 2014 and 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	December 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	1.9% to 19.2%	5.1% to 47.1%	—
Weighted average discount rate	13.7%	36.3%	—
Constant prepayment rate	20.4% to 32.3%	6.7% to 20.0%	—
Weighted average constant prepayment rate	23.9%	16.6%	—
Anticipated net credit losses	NM	0.3% to 73.7%	—
Weighted average anticipated net credit losses	NM	19.2%	—
Weighted average life	3.3 to 4.6 years	3.9 to 6.4 years	—

	December 31, 2013
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	0.0% to 49.3%	9.9%	—
Weighted average discount rate	9.5%	9.9%	—
Constant prepayment rate	9.6% to 26.2%	12.3% to 27.3%	—
Weighted average constant prepayment rate	20.0%	15.6%	—
Anticipated net credit losses	NM	0.3%	—
Weighted average anticipated net credit losses	NM	0.3%	—
Weighted average life	2.3 to 7.6 years	5.2 years	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)	Citi Holdings held no subordinated interests in mortgage securitizations as of December 31, 2014 and 2013.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$150	$25	$—
Discount rates
Adverse change of 10%	$(5)	$(2)	$—
Adverse change of 20%	(10)	(4)	—
Constant prepayment rate
Adverse change of 10%	(7)	(2)	—
Adverse change of 20%	(14)	(3)	—
Anticipated net credit losses
Adverse change of 10%	NM	(4)	—
Adverse change of 20%	NM	(7)	—

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2013	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$585	$50	$—
Discount rates
Adverse change of 10%	$(16)	$(3)	$—
Adverse change of 20%	(32)	(5)	—
Constant prepayment rate			—
Adverse change of 10%	(33)	(3)	—
Adverse change of 20%	(65)	(6)	—
Anticipated net credit losses
Adverse change of 10%	NM	(5)	—
Adverse change of 20%	NM	(11)	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
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
These transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $1.8 billion and $2.7 billion at December 31, 2014 and 2013, respectively. Of these amounts, approximately $1.7 billion and $2.1 billion, respectively, were specific to Citicorp, with the remainder to Citi Holdings. The MSRs correspond to principal loan balances of $224 billion and $286 billion as of December 31, 2014 and 2013, respectively. The following table summarizes the changes in capitalized MSRs for the years ended December 31, 2014 and 2013:

In millions of dollars	2014	2013
Balance, beginning of year	$2,718	$1,942
Originations	217	634
Changes in fair value of MSRs due to changes in inputs and assumptions	(344)	640
Other changes (1)	(429)	(496)
Sale of MSRs	(317)	(2)
Balance, as of December 31	$1,845	$2,718

(1)	Represents changes due to customer payments and passage of time.

The fair value of the MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, higher interest rates tend to lead to declining prepayments, which causes the fair value of the MSRs to increase. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities classified as Trading account assets.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the years ended December 31, 2014, 2013 and 2012 were as follows:

In millions of dollars	2014	2013	2012
Servicing fees	$638	$800	$990
Late fees	25	42	65
Ancillary fees	56	100	122
Total MSR fees	$719	$942	$1,177

These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the years ended December 31, 2014 and 2013, Citi transferred non-agency (private-label) securities with an original par value of approximately $1.2 billion and $955 million, respectively, to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of December 31, 2014, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $545 million (including $194 million related to re-securitization transactions executed in 2014), which has been recorded in Trading account assets. Of this amount, approximately $133 million was related to senior beneficial interests and approximately $412 million was related to subordinated beneficial interests. As of December 31, 2013, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $425 million (including $131 million related to re-securitization transactions executed in 2013). Of this amount, approximately $58 million was related to senior beneficial interests, and approximately $367 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of December 31, 2014 and 2013 was approximately $5.1 billion and $6.1 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the years ended December 31, 2014 and 2013, Citi transferred agency securities with a fair value of approximately $22.5 billion and $26.3 billion, respectively, to re-securitization entities.
As of December 31, 2014, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.8 billion (including $1.5 billion related to re-securitization transactions executed in 2014) compared to $1.5 billion as of December 31, 2013 (including $1.2 billion related to re-securitization transactions executed in 2013), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of December 31, 2014 and 2013 was approximately $73.0 billion and $75.5 billion, respectively.
As of December 31, 2014 and 2013, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings. At December 31, 2014 and 2013, the conduits had approximately $29.2 billion and $31.8 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $15.3 billion and $13.5 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At the respective periods ended December 31, 2014 and 2013, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 57 and 67 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. One conduit holds only loans that are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $2.3 billion as of December 31, 2014 and 2013. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, the Company invests in commercial paper, including commercial paper issued by the Company's conduits. At December 31, 2014 and 2013, the Company owned $10.6 billion and $13.9 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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

Key Assumptions and Retained Interests—Citicorp
At December 31, 2014 and 2013, the key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	December 31, 2014	December 31, 2013
Discount rate	1.4% to 1.6%	1.5% to 1.6%

December 31, 2014
In millions of dollars	CLO
Carrying value of retained interests	$1,539
Value of underlying portfolio
Adverse change of 10%	$(9)
Adverse change of 20%	(18)

December 31, 2013
In millions of dollars	CLO
Carrying value of retained interests	$1,333
Value of underlying portfolio
Adverse change of 10%	$(7)
Adverse change of 20%	(14)

Key Assumptions and Retained Interests—Citi Holdings
At December 31, 2014 and 2013, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

December 31, 2014
	CDOs	CLOs
Discount rate	44.7% to 49.2%	4.5% to 5.0%

December 31, 2013
	CDOs	CLOs
Discount rate	44.3% to 48.7%	4.5% to 5.0%

	December 31, 2014
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$6	$10
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(2)	—

	December 31, 2013
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$19	$31
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(2)	—

Asset-Based Financing
The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings. The Company generally does not have the power to direct the activities that most significantly impact these VIEs’ economic performance, and thus it does not consolidate them.

Asset-Based Financing—Citicorp
The primary types of Citicorp’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and the Company’s maximum exposure to loss at December 31, 2014 and 2013 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	December 31, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$25,978	$9,426
Corporate loans	460	473
Airplanes, ships and other assets	34,990	15,573
Total	$61,428	$25,472

	December 31, 2013
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$14,042	$3,902
Corporate loans	2,221	1,754
Airplanes, ships and other assets	28,650	12,958
Total	$44,913	$18,614

The following table summarizes selected cash flow information related to asset-based financings for the years ended December 31, 2014, 2013 and 2012:

In billions of dollars	2014	2013	2012
Proceeds from new securitizations	$0.5	$0.5	$—
Cash flows received on retained interest and other net cash flows	$0.2	$0.7	$0.3

The key assumption used to value retained interests and the sensitivity of the fair value to adverse changes of 10% and 20% is set forth in the tables below for the following periods presented:

	Dec. 31, 2014	Dec. 31, 2013
Discount rate	N/A	3.0%

December 31, 2013
In millions of dollars	Asset-based financing
Carrying value of retained interests (1)	$1,316
Value of underlying portfolio
Adverse change of 10%	$(11)
Adverse change of 20%	(23)

(1)	Citicorp held no retained interests in asset-based financings as of December 31, 2014.

Asset-Based Financing—Citi Holdings
The primary types of Citi Holdings’ asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at December 31, 2014 and 2013 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	December 31, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$168	$50
Corporate loans	—	—
Airplanes, ships and other assets	1,153	76
Total	$1,321	$126

	December 31, 2013
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$774	$298
Corporate loans	112	96
Airplanes, ships and other assets	2,619	496
Total	$3,505	$890

The following table summarizes selected cash flow information related to asset-based financings for the years ended December 31, 2014, 2013 and 2012:

In billions of dollars	2014	2013	2012
Cash flows received on retained interest and other net cash flows	$0.1	$0.2	$1.7

At December 31, 2014 and 2013, the effects of adverse changes of 10% and 20% in the discount rate used to determine the fair value of retained interests are set forth in the tables below:

December 31, 2013
In millions of dollars	Asset-based financing
Carrying value of retained interests (1)	$95
Value of underlying portfolio
Adverse change of 10%	$—
Adverse change of 20%	—

(1)	Citi Holdings held no retained interests in asset-based financings as of December 31, 2014.

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
The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters, and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company’s inventory of Floaters fluctuates over time. At December 31, 2014 and 2013, the Company held $3 million and $176 million, respectively, of Floaters related to both customer and non-customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At December 31, 2014 and 2013 approximately $198 million and $230 million, respectively, of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.
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
At December 31, 2014 and 2013, liquidity agreements provided with respect to customer TOB trusts totaled $3.7 billion and $3.9 billion, respectively, of which $2.6 billion and $2.8 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $7.4 billion and $5.4 billion as of December 31, 2014 and 2013, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.
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

Client Intermediation
Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the VIE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument, such as a total-return swap or a credit-default swap. In turn the VIE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The VIE invests the proceeds in a financial asset or a guaranteed insurance contract that serves as collateral for the derivative contract over the term of the transaction. The Company’s involvement in these transactions includes being the counterparty to the VIE’s derivative instruments and investing in a portion of the notes issued by the VIE. In certain transactions, the investor’s maximum risk of loss is limited, and the Company absorbs risk of loss above a specified level. The Company does not have the power to direct the activities of the VIEs that most significantly impact their economic performance, and thus it does not consolidate them.
The Company’s maximum risk of loss in these transactions is defined as the amount invested in notes issued by the VIE and the notional amount of any risk of loss absorbed by the Company through a separate instrument issued by the VIE. The derivative instrument held by the Company may generate a receivable from the VIE (for example, where the Company purchases credit protection from the VIE in connection with the VIE’s issuance of a credit-linked note), which is collateralized by the assets owned by the VIE. These derivative instruments are not considered variable interests, and any associated receivables are not included in the calculation of maximum exposure to the VIE.
The proceeds from new securitizations related to the Company’s client intermediation transactions for the year ended December 31, 2014 totaled approximately $2.0 billion.

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
The Company has determined that a majority of the investment entities managed by Citigroup are provided a deferral from the requirements of ASC 810, because they meet the criteria in Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10). These entities continue to be evaluated under the requirements of ASC 810-10, prior to the implementation of SFAS 167 (FIN 46(R), Consolidation of Variable Interest Entities), which required that a VIE be consolidated by the party with a variable interest that will absorb a majority of the entity’s expected losses or residual returns, or both. See Note 1 to the Consolidated Financial Statements for a discussion of ASU 2015-02 which includes impending changes to targeted areas of consolidation guidance. When ASU 2015-02 becomes effective on January 1, 2016, it will eliminate the above noted deferral for certain investment entities pursuant to ASU 2010-10.

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
Because the sole asset of each of the trusts is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company’s investment in the VIE’s equity shares, the Company is not permitted to consolidate the trusts, even though it owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities. (For additional information, see Note 18 to the Consolidated Financial Statements.)

23.   DERIVATIVES ACTIVITIES
In the ordinary course of business, Citigroup enters into various types of derivative transactions. These derivative transactions include:

•	Futures and forward contracts, which are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery.

•
Swap contracts, which are commitments to settle in cash at a future date or dates that may range from a few days to a number of years, based on differentials between specified indices or financial instruments, as applied to a notional principal amount.

•
Option contracts, which give the purchaser, for a premium, the right, but not the obligation, to buy or sell within a specified time a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

Swaps and forwards and some option contracts are over-the-counter (OTC) derivatives that are bilaterally negotiated with counterparties and settled with those counterparties, except for swap contracts that are novated and "cleared" through central counterparties (CCPs). Futures contracts and other option contracts are standardized contracts that are traded on an exchange with a CCP as the counterparty from the inception of the transaction. Citigroup enters into these derivative contracts relating to interest rate, foreign currency, commodity and other market/credit risks for the following reasons:

•
Trading Purposes: Citigroup trades derivatives as an active market maker. Citigroup offers its customers derivatives in connection with their risk management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/credit risks or for their own trading purposes. Citigroup also manages its derivative risk positions through offsetting trade activities, controls focused on price verification, and daily reporting of positions to senior managers.

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

Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign-exchange rates and other factors and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management’s assessment of the probability of counterparty default. Liquidity risk is the potential exposure that arises when the size of a derivative position may not be able to be monetized in a reasonable period of time and at a reasonable cost in periods of high volatility and financial stress.
Derivative transactions are customarily documented under industry standard master agreements that provide that, following an uncured payment default or other event of default, the non-defaulting party may promptly terminate all transactions between the parties and determine the net amount due to be paid to, or by, the defaulting party. Events of default include: (i) failure to make a payment on a derivatives transaction that remains uncured following applicable notice and grace periods, (ii) breach of agreement that remains uncured after applicable notice and grace periods, (iii) breach of a representation, (iv) cross default, either to third-party debt or to other derivative transactions entered into between the parties, or, in some cases, their affiliates, (v) the occurrence of a merger or consolidation which results in a party’s becoming a materially weaker credit, and (vi) the cessation or repudiation of any applicable guarantee or other credit support document. Obligations under master netting agreements are often secured by collateral posted under an industry standard credit support annex to the master netting agreement. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery that remains uncured following applicable notice and grace periods.
The netting and collateral rights incorporated in the master netting agreements are considered to be legally enforceable if a supportive legal opinion has been obtained from counsel of recognized standing that provides the requisite level of certainty regarding enforceability and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.
A legal opinion may not be sought for certain jurisdictions where local law is silent or unclear as to the enforceability of such rights or where adverse case law or conflicting regulation may cast doubt on the enforceability of such rights. In some jurisdictions and for some counterparty types, the insolvency law may not provide the requisite level of certainty. For example, this may be the case for certain sovereigns, municipalities, central banks and U.S. pension plans.

Exposure to credit risk on derivatives is affected by market volatility, which may impair the ability of counterparties to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers engaged in derivatives transactions. Citi considers the level of legal certainty regarding enforceability of its offsetting rights under master netting agreements and credit support annexes to be an important factor in its risk management process. Specifically, Citi generally transacts much lower volumes of derivatives under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability, because such derivatives consume greater amounts of single counterparty credit limits than those executed under enforceable master netting agreements.
Cash collateral and security collateral in the form of G10 government debt securities is often posted by a party to a master netting agreement to secure the net open exposure of the other party; the receiving party is free to commingle/rehypothecate such collateral in the ordinary course of its business. Nonstandard collateral such as corporate bonds, municipal bonds, U.S. agency securities and/or MBS may also be pledged as collateral for derivative transactions. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and/or securities, may from time to time be segregated in an account at a third-party custodian pursuant to a tri-party account control agreement.

Information pertaining to Citigroup’s derivative activity, based on notional amounts, as of December 31, 2014 and December 31, 2013, is presented in the table below. Derivative notional amounts are reference amounts from which contractual payments are derived and, in Citigroup’s view, do not accurately represent a measure of Citi’s exposure to derivative transactions. Rather, as discussed above, Citi’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts do not reflect the netting of offsetting trades (also as discussed above). For example, if Citi enters into an interest rate swap with $100 million notional, and offsets this risk with an identical but opposite position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimus overall market risk. Aggregate derivative notional amounts can fluctuate from period-to-period in the normal course of business based on Citi’s market share as well as levels of client activity.

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Interest rate contracts
Swaps	$163,348	$132,823	$31,906,549	$36,370,196	$31,945	$93,286
Futures and forwards	—	20	7,044,990	6,129,742	42,305	61,398
Written options	—	—	3,311,751	3,342,832	3,913	3,103
Purchased options	—	—	3,171,056	3,240,990	4,910	3,185
Total interest rate contract notionals	$163,348	$132,843	$45,434,346	$49,083,760	$83,073	$160,972
Foreign exchange contracts
Swaps	$25,157	$22,402	$4,567,977	$3,298,500	$23,990	$20,013
Futures and forwards	73,219	79,646	2,154,773	1,982,303	7,069	14,226
Written options	—	101	1,343,520	1,037,433	432	—
Purchased options	—	106	1,363,382	1,029,872	432	71
Total foreign exchange contract notionals	$98,376	$102,255	$9,429,652	$7,348,108	$31,923	$34,310
Equity contracts
Swaps	$—	$—	$131,344	$100,019	$—	$—
Futures and forwards	—	—	30,510	23,161	—	—
Written options	—	—	305,627	333,945	—	—
Purchased options	—	—	275,216	266,570	—	—
Total equity contract notionals	$—	$—	$742,697	$723,695	$—	$—
Commodity and other contracts
Swaps	$—	$—	$90,817	$81,112	$—	$—
Futures and forwards	1,089	—	106,021	98,265	—	—
Written options	—	—	104,581	100,482	—	—
Purchased options	—	—	95,567	97,626	—	—
Total commodity and other contract notionals	$1,089	$—	$396,986	$377,485	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$1,063,858	$1,143,363	$—	$—
Protection purchased	—	95	1,100,369	1,195,223	16,018	19,744
Total credit derivatives	$—	$95	$2,164,227	$2,338,586	$16,018	$19,744
Total derivative notionals	$262,813	$235,193	$58,167,908	$59,871,634	$131,014	$215,026

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $3,752 million and $6,450 million at December 31, 2014 and December 31, 2013, respectively.

(2)
Derivatives in hedge accounting relationships accounted for under ASC 815 are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.

(3)
Management hedges represent derivative instruments used to mitigate certain economic risks, but for which hedge accounting is not applied. These derivatives are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.

(4)
Credit derivatives are arrangements designed to allow one party (protection buyer) to transfer the credit risk of a “reference asset” to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company enters into credit derivative positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amounts permitted under ASC 210-20-45 and ASC 815-10-45, as of December 31, 2014 and December 31, 2013. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral. The table also includes amounts that are not permitted to be offset under ASC 210-20-45 and ASC 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at December 31, 2014	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$1,508	$204	$3,117	$414
Cleared	4,300	868	—	25
Interest rate contracts	$5,808	$1,072	$3,117	$439
Over-the-counter	$3,885	$743	$678	$588
Foreign exchange contracts	$3,885	$743	$678	$588
Total derivative instruments designated as ASC 815 hedges	$9,693	$1,815	$3,795	$1,027
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$376,778	$359,689	$106	$—
Cleared	255,847	261,499	6	21
Exchange traded	20	22	141	164
Interest rate contracts	$632,645	$621,210	$253	$185
Over-the-counter	$151,736	$157,650	$—	$17
Cleared	366	387	—	—
Exchange traded	7	46	—	—
Foreign exchange contracts	$152,109	$158,083	$—	$17
Over-the-counter	$20,425	$28,333	$—	$—
Cleared	16	35	—	—
Exchange traded	4,311	4,101	—	—
Equity contracts	$24,752	$32,469	$—	$—
Over-the-counter	$19,943	$23,103	$—	$—
Exchange traded	3,577	3,083	—	—
Commodity and other contracts	$23,520	$26,186	$—	$—
Over-the-counter	$39,412	$39,439	$265	$384
Cleared	4,106	3,991	13	171
Credit derivatives(4)	$43,518	$43,430	$278	$555
Total derivatives instruments not designated as ASC 815 hedges	$876,544	$881,378	$531	$757
Total derivatives	$886,237	$883,193	$4,326	$1,784
Cash collateral paid/received(5)(6)	$6,523	$9,846	$123	$7
Less: Netting agreements(7)	(777,178)	(777,178)	—	—
Less: Netting cash collateral received/paid(8)	(47,625)	(47,769)	(1,791)	(15)
Net receivables/payables included on the consolidated balance sheet(9)	$67,957	$68,092	$2,658	$1,776
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(867)	$(11)	$—	$—
Less: Non-cash collateral received/paid	(10,043)	(6,264)	(1,293)	—
Total net receivables/payables(9)	$57,047	$61,817	$1,365	$1,776

(1)	The trading derivatives fair values are presented in Note 13 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
Over-the-counter (OTC) derivatives are derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.

(4)
The credit derivatives trading assets comprise $18,430 million related to protection purchased and $25,088 million related to protection sold as of December 31, 2014. The credit derivatives trading liabilities comprise $25,972 million related to protection purchased and $17,458 million related to protection sold as of December 31, 2014.

(5)
For the trading account assets/liabilities, reflects the net amount of the $54,292 million and $57,471 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $47,769 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $47,625 million was used to offset trading derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative liabilities, reflects the net amount of $138 million the gross cash collateral received, of which $15 million is netted against OTC non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,798 million of the gross cash collateral received, of which $1,791 million is netted against OTC non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $510 billion, $264 billion and $3 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received is netted against OTC derivative assets. Cash collateral paid of approximately $46 billion and $2 billion is netted against each of the OTC and cleared derivative liabilities, respectively.

(9)	The net receivables/payables include approximately $11 billion derivative asset and $10 billion of derivative liability fair values not subject to enforceable master netting agreements.

In millions of dollars at December 31, 2013	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$956	$306	$3,082	$854
Cleared	2,505	585	5	—
Interest rate contracts	$3,461	$891	$3,087	$854
Over-the-counter	$1,540	$1,244	$989	$293
Foreign exchange contracts	$1,540	$1,244	$989	$293
Over-the-counter	$—	$—	$—	$2
Credit derivatives	$—	$—	$—	$2
Total derivative instruments designated as ASC 815 hedges	$5,001	$2,135	$4,076	$1,149
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$313,772	$297,115	$37	$9
Cleared	311,114	319,190	27	5
Exchange traded	33	30	—	—
Interest rate contracts	$624,919	$616,335	$64	$14
Over-the-counter	$89,847	$86,147	$79	$3
Cleared	1,119	1,191	—	—
Exchange traded	48	55	—	—
Foreign exchange contracts	$91,014	$87,393	$79	$3
Over-the-counter	$19,080	$28,458	$—	$—
Exchange traded	5,797	5,834	—	—
Equity contracts	$24,877	$34,292	$—	$—
Over-the-counter	$7,921	$9,059	$—	$—
Exchange traded	1,161	1,111	—	—
Commodity and other contracts	$9,082	$10,170	$—	$—
Over-the-counter	$38,496	$38,247	$71	$563
Cleared	1,850	2,547	—	—
Credit derivatives(4)	$40,346	$40,794	$71	$563
Total Derivatives instruments not designated as ASC 815 hedges	$790,238	$788,984	$214	$580
Total derivatives	$795,239	$791,119	$4,290	$1,729
Cash collateral paid/received(5)(6)	$6,073	$8,827	$82	$282
Less: Netting agreements(7)	(713,598)	(713,598)	—	—
Less: Netting cash collateral received/paid(8)	(34,893)	(39,094)	(2,951)	—
Net receivables/payables included on the Consolidated Balance Sheet(9)	$52,821	$47,254	$1,421	$2,011
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(365)	$(5)	$—	$—
Less: Non-cash collateral received/paid	(7,478)	(3,345)	(341)	—
Total net receivables/payables(9)	$44,978	$43,904	$1,080	$2,011

(1)	The trading derivatives fair values are presented in Note 13 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(5)
For the trading account assets/liabilities, reflects the net amount of the $45,167 million and $43,720 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $39,094 million was used to offset derivative liabilities and, of the gross cash collateral received, $34,893 million was used to offset derivative assets.

(6)
For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $3,233 million of gross cash collateral received of which $2,951 million is netted against non-trading derivative positions within other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $392 billion, $317 billion and $5 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

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

For the years ended December 31, 2014, 2013 and 2012, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012 related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Year ended December 31,
In millions of dollars	2014	2013	2012
Interest rate contracts	$291	$(376)	$(427)
Foreign exchange	(2,894)	221	182
Credit derivatives	(135)	(595)	(1,022)
Total Citigroup	$(2,738)	$(750)	$(1,267)

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
Derivative contracts hedging the risks associated with changes in fair value are referred to as fair value hedges, while contracts hedging the variability of expected future cash flows are cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S.-dollar-functional-currency foreign subsidiaries (net investment in a foreign operation) are net investment hedges.
If certain hedging criteria specified in ASC 815 are met, including testing for hedge effectiveness, hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, changes in the value of the hedging derivative, as well as changes in the value of the related hedged item due to the risk being hedged are reflected in current earnings. For cash flow hedges and net investment hedges, changes in the value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in Citigroup’s stockholders’ equity to the extent the hedge is highly effective. Hedge ineffectiveness, in either case, is reflected in current earnings.
For asset/liability management hedging, fixed-rate long-term debt is recorded at amortized cost under GAAP. However, by designating an interest rate swap contract as a hedging instrument and electing to apply ASC 815 fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with such changes in value recorded in current earnings. The related interest-rate swap also is recorded on the balance sheet at fair value, with any changes in fair value also reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is captured in current earnings.
Alternatively, for management hedges, that do not meet the ASC 815 hedging criteria, only the derivative is recorded at fair value on the balance sheet, with the associated changes in fair value recorded in earnings, while the debt continues to be carried at amortized cost. Therefore, current earnings are affected only by the interest rate shifts and other factors that cause a change in the swap’s value. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting.
Another alternative is to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full changes in fair value of the debt are reported in earnings. The related interest rate swap, with changes in fair value, is also reflected in earnings, which provides a natural offset to the debt’s fair value change. To the extent the two offsets are not exactly equal because the full change in the fair value of the debt includes risks not offset by the interest rate swap, the difference is captured in current earnings.
The key requirements to achieve ASC 815 hedge accounting are documentation of a hedging strategy and specific hedge relationships at hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness may exclude changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

Fair Value Hedges

Hedging of benchmark interest rate risk
Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and certificates of deposit. These hedges are designated as fair value hedges of the benchmark interest rate risk associated with the currency of the hedged liability. The fixed cash flows of the hedged items are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These fair value hedge relationships use either regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.
Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and loans. The hedging instruments used are receive-variable, pay-fixed interest rate swaps. These fair value hedging relationships use either regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.

Hedging of foreign exchange risk
Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. The hedging instrument employed is generally a forward foreign-exchange contract. In this hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings, and not Accumulated other comprehensive income (loss)—which serves to offset the change in fair value of the forward contract that is also reflected in earnings. Citigroup considers the premium associated with forward contracts (i.e., the differential between spot and contractual forward rates) as the cost of hedging; this is excluded from the assessment of hedge effectiveness and reflected directly in earnings. The dollar-offset method is used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

The following table summarizes the gains (losses) on the Company’s fair value hedges for the years ended December 31, 2014 and 2013 and 2012:

	Gains (losses) on fair value hedges(1)
	Year ended December 31,
In millions of dollars	2014	2013	2012
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$1,546	$(3,288)	$122
Foreign exchange contracts	1,367	265	377
Commodity contracts	(221)	—	—
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$2,692	$(3,023)	$499
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(1,496)	$3,204	$(371)
Foreign exchange hedges	(1,422)	(185)	(331)
Commodity hedges	250	—	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(2,668)	$3,019	$(702)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$53	$(84)	$(249)
Foreign exchange hedges	(16)	(4)	16
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$37	$(88)	$(233)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(3)	$—	$—
Foreign exchange contracts(2)	(39)	84	30
Commodity hedges(2)	29	—	—
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$(13)	$84	$30

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates). These amounts are excluded from the assessment of hedge effectiveness and are reflected directly in earnings.

Cash Flow Hedges

Hedging of benchmark interest rate risk
Citigroup hedges variable cash flows associated with floating-rate liabilities and the rollover (re-issuance) of liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps. Citi also hedges variable cash flows from recognized and forecasted floating-rate assets. Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. When certain variable interest rates, associated with hedged items, do not qualify as benchmark interest rates, Citigroup designates the risk being hedged as the risk of overall changes in the hedged cash flows. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.

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

Hedging of overall changes in cash flows
Citigroup makes purchases of certain
“to-be-announced” (TBA) mortgage-backed securities that meet the definition of a derivative (i.e. a forward securities purchase). Citigroup commonly designates these derivatives as hedges of the overall cash flow variability related to the forecasted acquisition of the TBA mortgage-backed securities. Since the hedged transaction is the gross settlement of the forward contract, hedge effectiveness is assessed by assuring that the terms of the hedging instrument and the hedged forecasted transaction are the same and that delivery of the securities remains probable.

Hedging total return
Citigroup generally manages the risk associated with leveraged loans it has originated or in which it participates by transferring a majority of its exposure to the market through SPEs prior to or shortly after funding. Retained exposures to leveraged loans receivable are generally hedged using total return swaps.

The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the years ended December 31, 2014, 2013 and 2012 is not significant. The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Year ended December 31,
In millions of dollars	2014	2013	2012
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$299	$749	$(322)
Foreign exchange contracts	(167)	34	143
Credit derivatives	2	14	—
Total effective portion of cash flow hedges included in AOCI	$134	$797	$(179)
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(260)	$(700)	$(837)
Foreign exchange contracts	(149)	(176)	(180)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(409)	$(876)	$(1,017)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, the changes in the fair value of the hedging derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of December 31, 2014 is approximately $0.4 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $2,890 million, $2,370 million and $(3,829) million for the years ended December 31, 2014, 2013 and 2012, respectively.

Credit Derivatives
Citi is a market maker and trades a range of credit derivatives. Through these contracts, Citi either purchases or writes protection on either a single name or a portfolio of reference credits. Citi also uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions, and to facilitate client transactions.
Citi monitors its counterparty credit risk in credit derivative contracts. As of December 31, 2014 and 2013, approximately 98% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
The range of credit derivatives entered into includes credit default swaps, total return swaps, credit options and credit-linked notes.
A credit default swap is a contract in which, for a fee, a protection seller agrees to reimburse a protection buyer for any losses that occur due to a predefined credit event on a reference entity. These credit events are defined by the terms of the derivative contract and the reference credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions that reference emerging market entities will also typically include additional credit events to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions, protection may be provided on a portfolio of reference entities or asset-backed securities. If there is no credit event, as defined by the specific derivative contract, then the protection seller makes no payments to the protection buyer and receives only the contractually specified fee. However, if a credit event occurs as defined in the specific derivative contract sold, the protection seller will be required to make a payment to the protection buyer. Under certain contracts, the seller of protection may not be required to make payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.
A total return swap typically transfers the total economic performance of a reference asset, which includes all associated cash flows, as well as capital appreciation or depreciation. The protection buyer receives a floating rate of interest and any depreciation on the reference asset from the protection seller and, in return, the protection seller receives the cash flows associated with the reference asset plus any appreciation. Thus, according to the total return swap agreement, the protection seller will be obligated to make a payment any time the floating interest rate payment plus any depreciation of the reference asset exceeds the cash flows associated with the underlying asset. A total return swap may terminate upon a default of the reference asset or a credit event with respect to the reference entity subject to the provisions of the related total return swap agreement between the protection seller and the protection buyer.
A credit option is a credit derivative that allows investors to trade or hedge changes in the credit quality of a reference entity. For example, in a credit spread option, the option writer assumes the obligation to purchase or sell credit protection on the reference entity at a specified “strike” spread level. The option purchaser buys the right to sell credit default protection on the reference entity to, or purchase it from, the option writer at the strike spread level. The payments on credit spread options depend either on a particular credit spread or the price of the underlying credit-sensitive asset or other reference. The options usually terminate if a credit event occurs with respect to the underlying reference entity.
A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note effectively provides credit protection to the issuer by agreeing to receive a return that could be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the note may be cash settled or physically settled by delivery of a debt security of the reference entity. Thus, the maximum amount of the note purchaser’s exposure is the amount paid for the credit-linked note.

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of December 31, 2014 and December 31, 2013:

	Fair values		Notionals
In millions of dollars at December 31, 2014	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$24,828	$23,189	$574,764	$604,700
Broker-dealers	8,093	9,309	204,542	199,693
Non-financial	91	113	3,697	1,595
Insurance and other financial institutions	10,784	11,374	333,384	257,870
Total by industry/counterparty	$43,796	$43,985	$1,116,387	$1,063,858
By instrument
Credit default swaps and options	$42,930	$42,201	$1,094,199	$1,054,671
Total return swaps and other	866	1,784	22,188	9,187
Total by instrument	$43,796	$43,985	$1,116,387	$1,063,858
By rating
Investment grade	$17,432	$17,182	$824,831	$786,848
Non-investment grade	26,364	26,803	291,556	277,010
Total by rating	$43,796	$43,985	$1,116,387	$1,063,858
By maturity
Within 1 year	$4,356	$4,278	$250,489	$229,502
From 1 to 5 years	34,692	35,160	790,251	772,001
After 5 years	4,748	4,547	75,647	62,355
Total by maturity	$43,796	$43,985	$1,116,387	$1,063,858

(1)	The fair value amount receivable is composed of $18,708 million under protection purchased and $25,088 million under protection sold.

(2)	The fair value amount payable is composed of $26,527 million under protection purchased and $17,458 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2013	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$24,992	$23,455	$739,646	$727,748
Broker-dealers	8,840	9,820	254,250	224,073
Non-financial	138	162	4,930	2,820
Insurance and other financial institutions	6,447	7,922	216,236	188,722
Total by industry/counterparty	$40,417	$41,359	$1,215,062	$1,143,363
By instrument
Credit default swaps and options	$40,233	$39,930	$1,201,716	$1,141,864
Total return swaps and other	184	1,429	13,346	1,499
Total by instrument	$40,417	$41,359	$1,215,062	$1,143,363
By rating
Investment grade	$17,150	$17,174	$812,918	$752,640
Non-investment grade	23,267	24,185	402,144	390,723
Total by rating	$40,417	$41,359	$1,215,062	$1,143,363
By maturity
Within 1 year	$2,901	$3,262	$254,305	$221,562
From 1 to 5 years	31,674	32,349	883,879	853,391
After 5 years	5,842	5,748	76,878	68,410
Total by maturity	$40,417	$41,359	$1,215,062	$1,143,363

(1)	The fair value amount receivable is composed of $13,744 million under protection purchased and $26,673 million under protection sold.

(2)	The fair value amount payable is composed of $28,723 million under protection purchased and $12,636 million under protection sold.

Fair values included in the above tables are prior to application of any netting agreements and cash collateral. For notional amounts, Citi generally has a mismatch between the total notional amounts of protection purchased and sold, and it may hold the reference assets directly, rather than entering into offsetting credit derivative contracts as and when desired. The open risk exposures from credit derivative contracts are largely matched after certain cash positions in reference assets are considered and after notional amounts are adjusted, either to a duration-based equivalent basis or to reflect the level of subordination in tranched structures. The ratings of the credit derivatives portfolio presented in the tables and used to evaluate payment/performance risk are based on the assigned internal or external ratings of the referenced asset or entity. Where external ratings are used, investment-grade ratings are considered to be ‘Baa/BBB’ and above, while anything below is considered non-investment grade. Citi’s internal ratings are in line with the related external rating system.
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

The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the notional amount for credit protection sold is not representative of the actual loss exposure based on historical experience. This amount has not been reduced by the value of the reference assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event occur, the Company usually is liable for the difference between the protection sold and the value of the reference assets. Furthermore, the notional amount for credit protection sold has not been reduced for any cash collateral paid to a given counterparty, as such payments would be calculated after netting all derivative exposures, including any credit derivatives with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures alone is not possible. The Company actively monitors open credit-risk exposures and manages this exposure by using a variety of strategies, including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2014 and December 31, 2013 was $30 billion and $26 billion, respectively. The Company had posted $27 billion and $24 billion as collateral for this exposure in the normal course of business as of December 31, 2014 and December 31, 2013, respectively.
Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of December 31, 2014, the Company would be required to post an additional $2.0 billion as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2.1 billion.

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
In connection with the Company’s efforts to maintain a diversified portfolio, the Company limits its exposure to any one geographic region, country or individual creditor and monitors this exposure on a continuous basis. At December 31, 2014, Citigroup’s most significant concentration of credit risk was with the U.S. government and its agencies. The Company’s exposure, which primarily results from trading assets and investments issued by the U.S. government and its agencies, amounted to $216.3 billion and $168.4 billion at December 31, 2014 and 2013, respectively. The Japanese and Mexican governments and their agencies, which are rated investment grade by both Moody’s and S&P, were the next largest exposures. The Company’s exposure to Japan amounted to $32.0 billion and $29.0 billion at December 31, 2014 and 2013, respectively, and was composed of investment securities, loans and trading assets. The Company’s exposure to Mexico amounted to $29.7 billion and $37.0 billion at December 31, 2014 and 2013, respectively, and was composed of investment securities, loans and trading assets.
The Company’s exposure to states and municipalities amounted to $31.0 billion and $33.1 billion at December 31, 2014 and 2013, respectively, and was composed of trading assets, investment securities, derivatives and lending activities.

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
If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based parameters, such as interest rates, currency rates and option volatilities. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified as Level 3 even though there may be some significant inputs that are readily observable.
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
Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy in an effort to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity adjustment is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity adjustment is adjusted to take into account the size of the position.
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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments for the periods indicated:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	December 31, 2014	December 31, 2013
Counterparty CVA	$(1,853)	$(1,733)
Asset FVA	(518)	—
Citigroup (own-credit) CVA	580	651
Liability FVA	19	—
Total CVA—derivative instruments (1)	$(1,772)	$(1,082)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
In millions of dollars	2014	2013	2012
Counterparty CVA	$(43)	$291	$805
Asset FVA	(518)	—	—
Own-credit CVA	(65)	(223)	(1,126)
Liability FVA	19	—	—
Total CVA—derivative instruments	$(607)	$68	$(321)
DVA related to own FVO liabilities	$217	$(410)	$(2,009)
Total CVA and DVA (1)	$(390)	$(342)	$(2,330)

(1)	FVA is included with CVA for presentation purposes.

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
Derivatives without a quoted price in an active market and derivatives executed over the counter are valued using internal valuation techniques. These derivative instruments are classified as either Level 2 or Level 3 depending upon the observability of the significant inputs to the model.
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
As referenced above, during the third quarter of 2014, Citi incorporated FVA into the fair value measurements due to what it believes to be an industry migration toward incorporating the market’s view of funding risk premium in OTC derivatives. In connection with its implementation of FVA in 2014, Citigroup incurred a pretax charge of $499 million, which was reflected in Principal transactions as a change in accounting estimate. Citi’s FVA methodology leverages the existing CVA methodology to estimate a funding exposure profile. The calculation of this exposure profile considers collateral agreements where the terms do not permit the firm to reuse the collateral received, including where counterparties post collateral to third-party custodians.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following table.

Fair Value Levels

In millions of dollars at December 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$187,922	$3,398	$191,320	$(47,129)	$144,191
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$25,968	$1,085	$27,053	$—	$27,053
Residential	—	2,158	2,680	4,838	—	4,838
Commercial	—	3,903	440	4,343	—	4,343
Total trading mortgage-backed securities	$—	$32,029	$4,205	$36,234	$—	$36,234
U.S. Treasury and federal agency securities	$15,991	$4,483	$—	$20,474	$—	$20,474
State and municipal	—	3,161	241	3,402	—	3,402
Foreign government	39,332	26,736	206	66,274	—	66,274
Corporate	—	25,640	820	26,460	—	26,460
Equity securities	51,346	4,281	2,219	57,846	—	57,846
Asset-backed securities	—	1,252	3,294	4,546	—	4,546
Other trading assets	—	9,221	4,372	13,593	—	13,593
Total trading non-derivative assets	$106,669	$106,803	$15,357	$228,829	$—	$228,829
Trading derivatives
Interest rate contracts	$74	$634,318	$4,061	$638,453
Foreign exchange contracts	—	154,744	1,250	155,994
Equity contracts	2,748	19,969	2,035	24,752
Commodity contracts	647	21,850	1,023	23,520
Credit derivatives	—	40,618	2,900	43,518
Total trading derivatives	$3,469	$871,499	$11,269	$886,237
Cash collateral paid (3)				$6,523
Netting agreements					$(777,178)
Netting of cash collateral received (7)					(47,625)
Total trading derivatives	$3,469	$871,499	$11,269	$892,760	$(824,803)	$67,957
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,053	$38	$36,091	$—	$36,091
Residential	—	8,355	8	8,363	—	8,363
Commercial	—	553	1	554	—	554
Total investment mortgage-backed securities	$—	$44,961	$47	$45,008	$—	$45,008
U.S. Treasury and federal agency securities	$110,710	$12,974	$6	$123,690	$—	$123,690
State and municipal	$—	$10,519	$2,180	$12,699	$—	$12,699
Foreign government	39,014	51,005	678	90,697	—	90,697
Corporate	5	11,480	672	12,157	—	12,157
Equity securities	1,770	274	681	2,725	—	2,725
Asset-backed securities	—	11,957	549	12,506	—	12,506
Other debt securities	—	661	—	661	—	661
Non-marketable equity securities	—	233	2,525	2,758	—	2,758
Total investments	$151,499	$144,064	$7,338	$302,901	$—	$302,901

In millions of dollars at December 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$2,793	$3,108	$5,901	$—	$5,901
Mortgage servicing rights	—	—	1,845	1,845	—	1,845
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,352	$78	$9,430
Cash collateral paid(5)				123
Netting of cash collateral received(8)					$(1,791)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,352	$78	$9,553	$(1,791)	$7,762
Total assets	$261,637	$1,322,433	$42,393	$1,633,109	$(873,723)	$759,386
Total as a percentage of gross assets(6)	16.1%	81.3%	2.6%
Liabilities
Interest-bearing deposits	$—	$1,198	$486	$1,684	$—	$1,684
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	82,811	1,043	83,854	(47,129)	36,725
Trading account liabilities
Securities sold, not yet purchased	59,463	11,057	424	70,944	—	70,944
Trading derivatives
Interest rate contracts	77	617,933	4,272	622,282
Foreign exchange contracts	—	158,354	472	158,826
Equity contracts	2,955	26,616	2,898	32,469
Commodity contracts	669	22,872	2,645	26,186
Credit derivatives	—	39,787	3,643	43,430
Total trading derivatives	$3,701	$865,562	$13,930	$883,193
Cash collateral received(7)				$9,846
Netting agreements					$(777,178)
Netting of cash collateral paid					(47,769)
Total trading derivatives	$3,701	$865,562	$13,930	$893,039	$(824,947)	$68,092
Short-term borrowings	$—	$1,152	$344	$1,496	$—	$1,496
Long-term debt	—	18,890	7,290	26,180	—	26,180
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,777	$7	$1,784
Cash collateral received(8)				7
Netting of cash collateral paid(5)					$(15)
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,777	$7	$1,791	$(15)	$1,776
Total liabilities	$63,164	$982,447	$23,524	$1,078,988	$(872,091)	$206,897
Total as a percentage of gross liabilities(6)	5.9%	91.9%	2.2%

(1)
For the year ended December 31, 2014, the Company transferred assets of approximately $4.1 billion from Level 1 to Level 2, primarily related to foreign government securities not traded in active markets and Citi refining its methodology for certain equity contracts to reflect the prevalence of off-exchange trading. During the year ended December 31, 2014, the Company transferred assets of approximately $4.2 billion from Level 2 to Level 1, primarily related to foreign government bonds traded with sufficient frequency to constitute a liquid market. During the year ended December 31, 2014, the Company transferred liabilities of approximately $1.4 billion from Level 1 to Level 2, as Citi refined its methodology for certain equity contracts to reflect the prevalence of off-exchange trading. During the year ended December 31, 2014, there were no material transfers of liabilities from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $54,292 million of gross cash collateral paid, of which $47,769 million was used to offset derivative liabilities.

(4)	There is no allowance for loan losses recorded for loans reported at fair value.

(5)	Reflects the net amount of $138 million of gross cash collateral paid, of which $15 million was used to offset non-trading derivative liabilities.

(6)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(7)	Reflects the net amount of $57,471 million of gross cash collateral received, of which $47,625 million was used to offset derivative assets.

(8)	Reflects the net amount of $1,798 million of gross cash collateral received, of which $1,791 million was used to offset non-trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$172,848	$3,566	$176,414	$(32,331)	$144,083
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	22,861	1,094	23,955	—	23,955
Residential	—	1,223	2,854	4,077	—	4,077
Commercial	—	2,318	256	2,574	—	2,574
Total trading mortgage-backed securities	$—	$26,402	$4,204	$30,606	$—	$30,606
U.S. Treasury and federal agency securities	$12,080	$2,757	$—	$14,837	$—	$14,837
State and municipal	—	2,985	222	3,207	—	3,207
Foreign government	49,220	25,220	416	74,856	—	74,856
Corporate	—	28,699	1,835	30,534	—	30,534
Equity securities	58,761	1,958	1,057	61,776	—	61,776
Asset-backed securities	—	1,274	4,342	5,616	—	5,616
Other trading assets	—	8,491	3,184	11,675	—	11,675
Total trading non-derivative assets	$120,061	$97,786	$15,260	$233,107	$—	$233,107
Trading derivatives
Interest rate contracts	$11	$624,902	$3,467	$628,380
Foreign exchange contracts	40	91,189	1,325	92,554
Equity contracts	5,793	17,611	1,473	24,877
Commodity contracts	506	7,775	801	9,082
Credit derivatives	—	37,336	3,010	40,346
Total trading derivatives	$6,350	$778,813	$10,076	$795,239
Cash collateral paid(3)				$6,073
Netting agreements					$(713,598)
Netting of cash collateral received(6)					(34,893)
Total trading derivatives	$6,350	$778,813	$10,076	$801,312	$(748,491)	$52,821
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$41,810	$187	$41,997	$—	$41,997
Residential	—	10,103	102	10,205	—	10,205
Commercial	—	453	—	453	—	453
Total investment mortgage-backed securities	$—	$52,366	$289	$52,655	$—	$52,655
U.S. Treasury and federal agency securities	$69,139	$18,449	$8	$87,596	$—	$87,596
State and municipal	$—	$17,297	$1,643	$18,940	$—	$18,940
Foreign government	35,179	60,948	344	96,471	—	96,471
Corporate	4	10,841	285	11,130	—	11,130
Equity securities	2,583	336	815	3,734	—	3,734
Asset-backed securities	—	13,314	1,960	15,274	—	15,274
Other debt securities	—	661	50	711	—	711
Non-marketable equity securities	—	358	4,347	4,705	—	4,705
Total investments	$106,905	$174,570	$9,741	$291,216	$—	$291,216

In millions of dollars at December 31, 2013	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$886	$4,143	$5,029	$—	$5,029
Mortgage servicing rights	—	—	2,718	2,718	—	2,718
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,811	$181	$9,992
Cash collateral paid				82
Netting of cash collateral received(7)					$(2,951)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,811	$181	$10,074	$(2,951)	$7,123
Total assets	$233,316	$1,234,714	$45,685	$1,519,870	$(783,773)	$736,097
Total as a percentage of gross assets(5)	15.4%	81.6%	3.0%
Liabilities
Interest-bearing deposits	$—	$787	$890	$1,677	$—	$1,677
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	85,576	902	86,478	(32,331)	54,147
Trading account liabilities
Securities sold, not yet purchased	51,035	9,883	590	61,508		61,508
Trading account derivatives
Interest rate contracts	12	614,586	2,628	617,226
Foreign exchange contracts	29	87,978	630	88,637
Equity contracts	5,783	26,178	2,331	34,292
Commodity contracts	363	7,613	2,194	10,170
Credit derivatives	—	37,510	3,284	40,794
Total trading derivatives	$6,187	$773,865	$11,067	$791,119
Cash collateral received(6)				$8,827
Netting agreements					$(713,598)
Netting of cash collateral paid(3)					(39,094)
Total trading derivatives	$6,187	$773,865	$11,067	$799,946	$(752,692)	$47,254
Short-term borrowings	$—	$3,663	$29	$3,692	$—	$3,692
Long-term debt	—	19,256	7,621	26,877	—	26,877
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,719	$10	$1,729
Cash collateral received(7)				$282
Non-trading derivatives and other financial liabilities measured on a recurring basis	—	1,719	10	2,011		2,011
Total liabilities	$57,222	$894,749	$21,109	$982,189	$(785,023)	$197,166
Total as a percentage of gross liabilities(5)	5.9%	92.0%	2.2%

(1)
For the year ended December 31, 2013, the Company transferred assets of approximately $2.5 billion from Level 1 to Level 2, primarily related to foreign government securities, which were not traded with sufficient frequency to constitute an active market. During the year ended December 31, 2013, the Company transferred assets of approximately $49.3 billion from Level 2 to Level 1, substantially all related to U.S. Treasury securities held across the Company’s major investment portfolios where Citi obtained additional information from its external pricing sources to meet the criteria for Level 1 classification. There were no material liability transfers between Level 1 and Level 2 during the year ended December 31, 2013.

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2014 and 2013. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,566	$(61)	$—	$84	$(8)	$75	$—	$—	$(258)	$3,398	$133
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,094	117	—	854	(966)	714	26	(695)	(59)	1,085	8
Residential	2,854	457	—	442	(514)	2,582	—	(3,141)	—	2,680	132
Commercial	256	17	—	187	(376)	758	—	(402)	—	440	(4)
Total trading mortgage-backed securities	$4,204	$591	$—	$1,483	$(1,856)	$4,054	$26	$(4,238)	$(59)	$4,205	$136
U.S. Treasury and federal agency securities	$—	$3	$—	$—	$—	$7	$—	$(10)	$—	$—	$—
State and municipal	222	10	—	150	(105)	34	—	(70)	—	241	1
Foreign government	416	(56)	—	130	(253)	676	—	(707)	—	206	5
Corporate	1,835	(127)	—	465	(502)	1,988	—	(2,839)	—	820	(139)
Equity securities	1,057	87	—	142	(209)	1,437	—	(295)	—	2,219	337
Asset-backed securities	4,342	876	—	158	(332)	3,893	—	(5,643)	—	3,294	3
Other trading assets	3,184	269	—	2,637	(2,278)	5,427	—	(4,490)	(377)	4,372	31
Total trading non-derivative assets	$15,260	$1,653	$—	$5,165	$(5,535)	$17,478	$26	$(18,292)	$(398)	$15,357	$374
Trading derivatives, net(4)
Interest rate contracts	$839	$(818)	$—	$24	$(98)	$113	$—	$(162)	$(109)	$(211)	$(414)
Foreign exchange contracts	695	92	—	47	(39)	59	—	(59)	(17)	778	56
Equity contracts	(858)	482	—	(916)	766	435	—	(279)	(493)	(863)	(274)
Commodity contracts	(1,393)	(338)	—	92	(12)	—	—	—	29	(1,622)	(174)
Credit derivatives	(274)	(567)	—	4	(156)	103	—	(3)	150	(743)	(369)
Total trading derivatives, net(4)	$(991)	$(1,149)	$—	$(749)	$461	$710	$—	$(503)	$(440)	$(2,661)	$(1,175)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2014
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$187	$—	$52	$60	$(203)	$17	$—	$(73)	$(2)	$38	$(8)
Residential	102	—	33	31	(2)	17	—	(173)	—	8	—
Commercial	—	—	(6)	4	(7)	10	—	—	—	1	—
Total investment mortgage-backed securities	$289	$—	$79	$95	$(212)	$44	$—	$(246)	$(2)	$47	$(8)
U.S. Treasury and federal agency securities	$8	$—	$—	$—	$—	$—	$—	$(2)	$—	$6	$—
State and municipal	1,643	—	(64)	811	(584)	923	—	(549)	—	2,180	49
Foreign government	344	—	(27)	286	(105)	851	—	(490)	(181)	678	(17)
Corporate	285	—	(6)	26	(143)	728	—	(218)	—	672	(4)
Equity securities	815	—	111	19	(19)	10	—	(255)	—	681	(78)
Asset-backed securities	1,960	—	41	—	(47)	95	—	(195)	(1,305)	549	(18)
Other debt securities	50	—	(1)	—	—	116	—	(115)	(50)	—	—
Non-marketable equity securities	4,347	—	94	67	—	707	—	(787)	(1,903)	2,525	81
Total investments	$9,741	$—	$227	$1,304	$(1,110)	$3,371	$—	$(2,857)	$(3,338)	$7,338	$5
Loans	$4,143	$—	$(233)	$92	$6	$951	$197	$(895)	$(1,153)	$3,108	$37
Mortgage servicing rights	2,718	—	(390)	—	—	—	217	(317)	(383)	1,845	(390)
Other financial assets measured on a recurring basis	181	—	100	(83)	—	3	164	(10)	(277)	78	14
Liabilities
Interest-bearing deposits	$890	$—	$357	$5	$(12)	$—	$127	$—	$(167)	$486	$(69)
Federal funds purchased and securities loaned or sold under agreements to repurchase	902	(6)	—	54	—	78	—	220	(217)	1,043	(34)
Trading account liabilities
Securities sold, not yet purchased	590	(81)	—	79	(111)	—	—	534	(749)	424	(58)
Short-term borrowings	29	(31)	—	323	(12)	—	49	—	(76)	344	(8)
Long-term debt	7,621	109	49	2,701	(4,206)	—	3,893	—	(2,561)	7,290	(446)
Other financial liabilities measured on a recurring basis	10	—	(5)	5	(3)	—	1	(3)	(8)	7	(4)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at December 31, 2014.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$5,043	$(137)	$—	$627	$(1,871)	$59	$—	$71	$(226)	$3,566	$(124)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,325	141	—	1,386	(1,477)	1,316	68	(1,310)	(355)	1,094	52
Residential	1,805	474	—	513	(372)	3,630	—	(3,189)	(7)	2,854	10
Commercial	1,119	114	—	278	(304)	244	—	(1,178)	(17)	256	14
Total trading mortgage-backed securities	$4,249	$729	$—	$2,177	$(2,153)	$5,190	$68	$(5,677)	$(379)	$4,204	$76
U.S. Treasury and federal agency securities	$—	$(1)	$—	$54	$—	$—	$—	$(53)	$—	$—	$—
State and municipal	195	37	—	9	—	107	—	(126)	—	222	15
Foreign government	311	(21)	—	156	(67)	326	—	(289)	—	416	5
Corporate	2,030	(20)	—	410	(410)	2,864	—	(2,116)	(923)	1,835	(406)
Equity securities	264	129	—	228	(210)	829	—	(183)	—	1,057	59
Asset-backed securities	4,453	544	—	181	(193)	5,165	—	(5,579)	(229)	4,342	123
Other trading assets	2,321	202	—	960	(1,592)	3,879	—	(2,253)	(333)	3,184	(7)
Total trading non-derivative assets	$13,823	$1,599	$—	$4,175	$(4,625)	$18,360	$68	$(16,276)	$(1,864)	$15,260	$(135)
Trading derivatives, net(4)
Interest rate contracts	$181	$292	$—	$692	$(226)	$228	$—	$(155)	$(173)	$839	$779
Foreign exchange contracts	—	625	—	29	(35)	26	—	(10)	60	695	146
Equity contracts	(1,448)	96	—	25	295	298	—	(149)	25	(858)	(453)
Commodity contracts	(771)	(164)	—	—	(527)	15	—	(25)	79	(1,393)	(246)
Credit derivatives	(342)	(368)	—	106	(183)	20	—	—	493	(274)	(544)
Total trading derivatives, net(4)	$(2,380)	$481	$—	$852	$(676)	$587	$—	$(339)	$484	$(991)	$(318)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$1,458	$—	$(7)	$2,058	$(3,820)	$593	$—	$(38)	$(57)	$187	$11
Residential	205	—	30	60	(265)	212	—	(140)	—	102	7
Commercial	—	—	—	4	(21)	17	—	—	—	—	—
Total investment mortgage-backed securities	$1,663	$—	$23	$2,122	$(4,106)	$822	$—	$(178)	$(57)	$289	$18
U.S. Treasury and federal agency securities	$12	$—	$—	$—	$—	$—	$—	$(4)	$—	$8	$—
State and municipal	849	—	10	12	(122)	1,236	—	(217)	(125)	1,643	(75)
Foreign government	383	—	2	178	(256)	506	—	(391)	(78)	344	(28)
Corporate	385	—	(27)	334	(119)	104	—	(303)	(89)	285	—
Equity securities	773	—	56	19	(1)	1	—	(33)	—	815	47
Asset-backed securities	2,220	—	117	1,192	(1,684)	1,475	—	(337)	(1,023)	1,960	—
Other debt securities	258	—	—	—	(205)	50	—	(53)	—	50	—
Non-marketable equity securities	5,364	—	249	—	—	653	—	(342)	(1,577)	4,347	241
Total investments	$11,907	$—	$430	$3,857	$(6,493)	$4,847	$—	$(1,858)	$(2,949)	$9,741	$203

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2012	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Dec. 31, 2013
Loans	$4,931	$—	$(24)	$353	$—	$179	$652	$(192)	$(1,756)	$4,143	$(122)
Mortgage servicing rights	1,942	—	555	—	—	—	634	(2)	(411)	2,718	553
Other financial assets measured on a recurring basis	2,452	—	63	1	—	216	474	(2,046)	(979)	181	(5)
Liabilities
Interest-bearing deposits	$786	$—	$(125)	$32	$(21)	$—	$86	$—	$(118)	$890	$(41)
Federal funds purchased and securities loaned or sold under agreements to repurchase	841	91	—	216	(17)	36	—	40	(123)	902	50
Trading account liabilities
Securities sold, not yet purchased	365	42	—	89	(52)	—	—	612	(382)	590	73
Short-term borrowings	112	53	—	2	(10)	—	316	—	(338)	29	(5)
Long-term debt	6,726	292	153	3,738	(2,531)	—	1,466	(1)	(1,332)	7,621	758
Other financial liabilities measured on a recurring basis	24	—	(215)	5	(2)	(5)	104	—	(331)	10	(9)

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
Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2013 to December 31, 2014:

•
Transfers of Long-term debt of $2.7 billion from Level 2 to Level 3, and of $4.2 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

•	Transfers of Other trading assets of $2.6 billion from Level 2 to Level 3, and of $2.3 billion from Level 3 to Level 2, related to trading loans, reflecting changes in the volume of market quotations.

The following were the significant Level 3 transfers from December 31, 2012 to December 31, 2013:

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

•
Transfers of Long-term debt of $3.7 billion from Level 2 to Level 3, included $1.3 billion related to the transfer of a previously bifurcated hybrid debt instrument from Level 2 to Level 3 to reflect the host contract and the reclassification of Level 3 commodity contracts into Long-term debt. The remaining amounts of Long-term debt transferred from Level 2 to Level 3 as well as the $2.5 billion transfer from Level 3 to Level 2 were related mainly to structured debt reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

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

The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of December 31, 2014 and December 31, 2013. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,156	Model-based	Interest rate	1.27%	1.97%	1.80%
Mortgage-backed securities	$2,874	Price-based	Price	$—	$127.87	$81.43
1,117	Yield analysis	Yield	0.01%	19.91%	5.89%
State and municipal, foreign government, corporate and other debt securities	$5,937	Price-based	Price	$—	$124.00	$90.62
1,860	Cash flow	Credit spread	25 bps	600 bps	233 bps
Equity securities(5)	$2,163	Price-based	Price (5)	$—	$141.00	$91.00
679	Cash flow	Yield	4.00%	5.00%	4.50%
WAL	0.01 years	3.14 years	1.07 years
Asset-backed securities	$3,607	Price-based	Price	$—	$105.50	$67.01
Non-marketable equity	$1,224	Price-based	Discount to price	—%	90.00%	4.04%
1,055	Comparables analysis	EBITDA multiples	2.90	x	13.10	x	9.77	x
PE ratio	8.10	x	13.10	x	8.43	x
Price-to-book ratio	0.99	x	1.56	x	1.15	x
Fund NAV(5)	$1	$64,668,171	$29,975,777
Derivatives—Gross(6)
Interest rate contracts (gross)	$8,309	Model-based	Interest rate (IR) lognormal volatility	18.05%	90.65%	30.21%
Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$1,428	Model-based	Foreign exchange (FX) volatility	0.37%	58.40%	8.57%
294	Cash flow	Interest rate	3.72%	8.27%	5.02%
IR-FX correlation	40.00%	60.00%	50.00%
Equity contracts (gross)(7)	$4,431	Model-based	Equity volatility	9.56%	82.44%	24.61%
502	Price-based	Equity forward	84.10%	100.80%	94.10%
Equity-FX correlation	(88.20)%	48.70%	(25.17)%
Equity-equity correlation	(66.30)%	94.80%	36.87%
Price	$0.01	$144.50	$93.05
Commodity contracts (gross)	$3,606	Model-based	Commodity volatility	5.00%	83.00%	24.00%
Commodity correlation	(57.00)%	91.00%	30.00%
Forward price	35.34%	268.77%	101.74%

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Credit derivatives (gross)	$4,944	Model-based	Recovery rate	13.97%	75.00%	37.62%
	1,584	Price-based	Credit correlation	—%	95.00%	58.76%
			Price	$1.00	$144.50	$53.86
			Credit spread	1 bps	3,380 bps	180 bps
			Upfront points	0.39	100.00	52.26
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$74	Model-based	Redemption rate	13.00%	99.50%	68.73%
	11	Price-based	Forward Price	107.00%	107.10%	107.05%
			Fund NAV	$12,974	$10,087,963	$9,308,012
Loans	$1,095	Cash flow	Yield	1.60%	4.50%	2.23%
	832	Model-based	Price	$4.72	$106.55	$98.56
	740	Price-based	Credit spread	35 bps	500 bps	199 bps
	441	Yield analysis
Mortgage servicing rights	$1,750	Cash flow	Yield	5.19%	21.40%	10.25%
			WAL	3.31 years	7.89 years	5.17 years
Liabilities
Interest-bearing deposits	$486	Model-based	Equity-IR correlation	34.00%	37.00%	35.43%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%
			Forward price	35.34%	268.77%	101.74%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,043	Model-based	Interest rate	0.74%	2.26%	1.90%
Trading account liabilities
Securities sold, not yet purchased	$251	Model-based	Credit-IR correlation	(70.49)%	8.81%	47.17%
	$142	Price-based	Price	$—	$117.00	$70.33
Short-term borrowings and long-term debt	$7,204	Model-based	IR lognormal volatility	18.05%	90.65%	30.21%
			Mean reversion	1.00%	20.00%	10.50%
			Equity volatility	10.18%	69.65%	23.72%
			Credit correlation	87.50%	87.50%	87.50%
			Equity forward	89.50%	100.80%	95.80%
			Forward price	35.34%	268.77%	101.80%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,299	Model-based	Interest rate	1.33%		2.19%		2.04%
Mortgage-backed securities	$2,869	Price-based	Price	$0.10		$117.78		77.60
	1,241	Yield analysis	Yield	0.03%		21.80%		8.66%
State and municipal, foreign government, corporate and other debt securities	$5,361	Price-based	Price	$—		$126.49		$87.47
	2,014	Cash flow	Credit spread	11 bps		375 bps		213 bps
Equity securities(5)	$947	Price-based	Price (5)	$0.31		$93.66		$86.90
	827	Cash flow	Yield	4.00%		5.00%		4.50%
			WAL	0.01 years		3.55 years		1.38 years
Asset-backed securities	$4,539	Price-based	Price	$—		$135.83		$70.89
	1,300	Model-based	Credit spread	25 bps		378 bps		302 bps
Non-marketable equity	$2,324	Price-based	Fund NAV(5)	$612		$336,559,340		$124,080,454
	1,470	Comparables analysis	EBITDA multiples	4.20	x	16.90	x	9.78	x
	533	Cash flow	Discount to price	—%		75.00%		3.47%
			Price-to-book ratio	0.90	x	1.05	x	1.02	x
			PE ratio	9.10	x	9.10	x	9.10	x
Derivatives—Gross(6)
Interest rate contracts (gross)	$5,721	Model-based	Interest rate (IR) lognormal volatility	10.60%		87.20%		21.16%
Foreign exchange contracts (gross)	$1,727	Model-based	Foreign exchange (FX) volatility	1.00%		28.00%		13.45%
	189	Cash flow	Interest rate	0.11%		13.88%		6.02%
			IR-FX correlation	40.00%		60.00%		50.00%
			IR-IR correlation	40.00%		68.79%		40.52%
			Credit spread	25 bps		419 bps		162 bps
Equity contracts (gross)(7)	$3,189	Model-based	Equity volatility	10.02%		73.48%		29.87%
	563	Price-based	Equity forward	79.10%		141.00%		100.24%
			Equity-equity correlation	(81.30)%		99.40%		48.45%
			Equity-FX correlation	(70.00)%		55.00%		0.60%
			Price	$—		$118.75		$88.10
Commodity contracts (gross)	$2,988	Model-based	Commodity volatility	4.00%		146.00%		15.00%
			Commodity correlation	(75.00)%		90.00%		32.00%
			Forward price	23.00%		242.00%		105.00%
Credit derivatives (gross)	$4,767	Model-based	Recovery rate	20.00%		64.00%		38.11%
	1,520	Price-based	Credit correlation	5.00%		95.00%		47.43%
			Price	$0.02		$115.20		$29.83
			Credit spread	3 bps		1,335 bps		203 bps
			Upfront points	2.31		100.00		57.69
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$82	Price-based	EBITDA multiples	5.20	x	12.60	x	12.08	x
	60	Comparables analysis	PE ratio	6.90	x	6.90	x	6.90	x
	38	Model-based	Price-to-book ratio	1.05	x	1.05	x	1.05	x
			Price	$—		$105.10		$71.25
			Fund NAV	$1.00		$10,688,600		$9,706,488
			Discount to price	—%		35.00%		16.36%

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Loans	$2,153	Price-based	Price	$—	$103.75	$91.19
	1,422	Model-based	Yield	1.60%	4.50%	2.10%
	549	Yield analysis	Credit spread	49 bps	1,600 bps	302 bps
Mortgage servicing rights	$2,625	Cash flow	Yield	3.64%	12.00%	7.19%
			WAL	2.27 years	9.44 years	6.12 years
Liabilities
Interest-bearing deposits	$890	Model-based	Equity volatility	14.79%	42.15%	27.74%
			Mean reversion	1.00%	20.00%	10.50%
			Equity-IR correlation	9.00%	20.50%	19.81%
			Forward price	23.00%	242.00%	105.00%
			Commodity correlation	(75.00)%	90.00%	32.00%
			Commodity volatility	4.00%	146.00%	15.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$902	Model-based	Interest rate	0.47%	3.66%	2.71%
Trading account liabilities
Securities sold, not yet purchased	$289	Model-based	Credit spread	166 bps	180 bps	175 bps
	$273	Price-based	Credit-IR correlation	(68.00)%	5.00%	(50.00)%
			Price	$—	$124.25	$99.75
Short-term borrowings and long-term debt	$6,781	Model-based	IR lognormal volatility	10.60%	87.20%	20.97%
	868	Price-based	Equity forward	79.10%	141.00%	99.51%
			Equity volatility	10.70%	57.20%	19.41%
			Equity-FX correlation	(70.00)%	55.00%	0.60%
			Equity-equity correlation	(81.30)%	99.40%	48.30%
			Interest rate	4.00%	10.00%	5.00%
			Price	$0.63	$103.75	$80.73
			Forward price	23.00%	242.00%	101.00%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to one large position only.

(4)	Weighted averages are calculated based on the fair value of the instrument.

(5)	For equity securities, the price and fund NAV inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

Sensitivity to Unobservable Inputs and Interrelationships between Unobservable Inputs
The impact of key unobservable inputs on the Level 3 fair value measurements may not be independent of one another. In addition, the amount and direction of the impact on a fair value measurement for a given change in an unobservable input depends on the nature of the instrument as well as whether the Company holds the instrument as an asset or a liability. For certain instruments, the pricing, hedging and risk management are sensitive to the correlation between various inputs rather than on the analysis and aggregation of the individual inputs.
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
The following table presents the carrying amounts of all assets that were still held as of December 31, 2014 and December 31, 2013, for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2014
Loans held-for-sale	$4,152	$1,084	$3,068
Other real estate owned	102	21	81
Loans(1)	3,367	2,881	486
Total assets at fair value on a nonrecurring basis	$7,621	$3,986	$3,635

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2013
Loans held-for-sale	$3,483	$2,165	$1,318
Other real estate owned	138	15	123
Loans(1)	4,713	3,947	766
Total assets at fair value on a nonrecurring basis	$8,334	$6,127	$2,207

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of December 31, 2014 and December 31, 2013:

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$2,740	Price-based	Price	$92.00	$100.00	$99.54
			Credit Spread	5 bps	358 bps	175 bps
Other real estate owned	$76	Price-based	Appraised Value	$11,000	$11,124,137	$4,730,129
			Discount to price(4)	13.00%	64.00%	28.80%
Loans(3)	$437	Price-based	Discount to price(4)	13.00%	34.00%	28.92%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

As of December 31, 2013	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$912	Price-based	Price(3)	$60.00	$100.00	$98.77
	393	Cash Flow	Credit Spread	45 bps	80 bps	64 bps
Other real estate owned	$98	Price-based	Discount to price(4)	34.00%	59.00%	39.00%
	17	Cash Flow	Price(3)	$60.46	$100.00	$96.67
			Appraised Value	636,249	15,897,503	11,392,478
Loans(5)	$581	Price-based	Discount to price(4)	34.00%	39.00%	35.00%
	109	Model-based	Price(3)	$52.40	$68.00	$65.32
			Appraised Value	6,500,000	86,000,000	43,532,719

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are based on the fair value of the instrument.

(3)	Prices are based on appraised values.

(4)	Includes estimated costs to sell.

(5)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at December 31, 2014 and December 31, 2013:

Year ended December 31,
In millions of dollars	2014
Loans held-for-sale	$34
Other real estate owned	(16)
Loans(1)	(533)
Total nonrecurring fair value gains (losses)	$(515)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

In millions of dollars	Year ended December 31, 2013
Loans held-for-sale	$—
Other real estate owned	(6)
Loans(1)	(761)
Total nonrecurring fair value gains (losses)	$(767)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

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

	December 31, 2014		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$30.5	$32.2	$4.5	$25.2	$2.5
Federal funds sold and securities borrowed or purchased under agreements to resell	98.4	98.4	—	89.7	8.7
Loans(1)(2)	620.0	617.6	—	5.6	612.0
Other financial assets(2)(3)	213.8	213.8	8.3	151.9	53.6
Liabilities
Deposits	$897.6	$894.0	$—	$746.2	$147.8
Federal funds purchased and securities loaned or sold under agreements to repurchase	136.7	136.7	—	136.5	0.2
Long-term debt(4)	196.9	202.5	—	172.7	29.8
Other financial liabilities(5)	136.2	136.2	—	41.4	94.8

	December 31, 2013		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$17.8	$19.3	$5.3	$11.9	$2.1
Federal funds sold and securities borrowed or purchased under agreements to resell	115.6	115.6	—	107.2	8.4
Loans(1)(2)	637.9	635.1	—	5.6	629.5
Other financial assets(2)(3)	250.7	250.7	9.4	189.5	51.8
Liabilities
Deposits	$966.6	$965.6	$—	$776.4	$189.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	152.0	152.0	—	151.8	0.2
Long-term debt(4)	194.2	201.3	—	175.6	25.7
Other financial liabilities(5)	136.2	136.2	—	41.2	95.0

(1)
The carrying value of loans is net of the Allowance for loan losses of $16.0 billion for December 31, 2014 and $19.6 billion for December 31, 2013. In addition, the carrying values exclude $0.0 billion and $2.9 billion of lease finance receivables at December 31, 2014 and December 31, 2013, respectively.

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
The estimated fair values of the Company’s corporate unfunded lending commitments at December 31, 2014 and December 31, 2013 were liabilities of $5.5 billion and $5.2 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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
The following table presents the changes in fair value gains and losses for the years ended December 31, 2014 and 2013 associated with those items for which the fair value option was elected:

	Changes in fair value gains (losses) for the
	Years ended December 31,
In millions of dollars	2014	2013
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell and securities borrowed	$812	$(628)
Trading account assets	190	(190)
Investments	30	(48)
Loans
Certain corporate loans(1)	(135)	72
Certain consumer loans(1)	(41)	(155)
Total loans	$(176)	$(83)
Other assets
MSRs	$(344)	$553
Certain mortgage loans held for sale(2)	474	951
Total other assets	$130	$1,504
Total assets	$986	$555
Liabilities
Interest-bearing deposits	$(77)	$141
Federal funds purchased and securities loaned or sold under agreements to repurchase Selected portfolios of securities sold under agreements to repurchase and securities loaned	(5)	110
Trading account liabilities	29	3
Short-term borrowings	8	73
Long-term debt	(307)	(186)
Total liabilities	$(352)	$141

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810 Consolidation (SFAS 167) on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

Own Debt Valuation Adjustments
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a gain of $218 million and a loss of $412 million for the years ended December 31, 2014 and 2013, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$10,290	$5,901	$9,262	$4,105
Aggregate unpaid principal balance in excess of (less than) fair value	(26)	125	4	(79)
Balance of non-accrual loans or loans more than 90 days past due	13	3	97	5
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	28	1	41	5
In addition to the amounts reported above, $2,335 million and $2,308 million of unfunded loan commitments related to certain credit products selected for fair value accounting were outstanding as of December 31, 2014 and 2013, respectively.
Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the years ended December 31, 2014 and 2013 due to instrument-specific credit risk totaled to a loss of $155 million and a gain of $4 million, respectively.

Certain investments in unallocated precious metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $1.2 billion and $1.3 billion at December 31, 2014 and 2013, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of December 31, 2014, there were approximately $7.2 billion and $6.7 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

Certain mortgage loans HFS
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

The following table provides information about certain mortgage loans HFS carried at fair value at December 31, 2014 and 2013:

In millions of dollars	December 31, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$1,447	$2,089
Aggregate fair value in excess of unpaid principal balance	67	48
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—
The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the years ended December 31, 2014 and 2013 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
With respect to the consolidated mortgage VIEs for which the fair value option was elected, the mortgage loans are classified as Loans on Citigroup’s Consolidated Balance Sheet. The changes in fair value of the loans are reported as Other revenue in the Company’s Consolidated Statement of

Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue in the Company’s Consolidated Statement of Income. Information about these mortgage loans is included in the table below. The change in fair value of these loans due to instrument-specific credit risk was a loss of $48 million and $156 million for the years ended December 31, 2014 and 2013, respectively.
The debt issued by these consolidated VIEs is classified as long-term debt on Citigroup’s Consolidated Balance Sheet. The changes in fair value for the majority of these liabilities are reported in Other revenue in the Company’s Consolidated Statement of Income. Related interest expense is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income. The aggregate unpaid principal balance of long-term debt of these consolidated VIEs exceeded the aggregate fair value by $9 million and $223 million as of December 31, 2014 and 2013, respectively.

The following table provides information about corporate and consumer loans of consolidated VIEs carried at fair value at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
In millions of dollars	Corporate loans	Consumer loans	Corporate loans	Consumer loans
Carrying amount reported on the Consolidated Balance Sheet	$—	$—	$14	$910
Aggregate unpaid principal balance in excess of fair value	9	—	7	212
Balance of non-accrual loans or loans more than 90 days past due	—	—	—	81
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—	—	106

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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at December 31, 2014 and 2013:

In billions of dollars	December 31, 2014	December 31, 2013
Interest rate linked	$10.9	$9.8
Foreign exchange linked	0.3	0.5
Equity linked	8.0	7.0
Commodity linked	1.4	1.8
Credit linked	2.5	3.5
Total	$23.1	$22.6
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

The following table provides information about long-term debt carried at fair value, excluding debt issued by consolidated VIEs, at December 31, 2014 and 2013:

In millions of dollars	December 31, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$26,180	$25,968
Aggregate unpaid principal balance in excess of (less than) fair value	(151)	(866)
The following table provides information about short-term borrowings carried at fair value at December 31, 2014 and 2013:

In millions of dollars	December 31, 2014	December 31, 2013
Carrying amount reported on the Consolidated Balance Sheet	$1,496	$3,692
Aggregate unpaid principal balance in excess of (less than) fair value	31	(38)

27.   PLEDGED ASSETS, COLLATERAL, GUARANTEES AND COMMITMENTS
Pledged Assets
In connection with the Company’s financing and trading activities, the Company has pledged assets to collateralize its obligations under repurchase agreements, secured financing agreements, secured liabilities of consolidated VIEs and other borrowings. At December 31, 2014 and 2013, the approximate carrying values of the significant components of pledged assets recognized on the Company’s Consolidated Balance Sheet included:

In millions of dollars	2014	2013
Investment securities	$173,015	$183,071
Loans	214,530	228,513
Trading account assets	111,832	118,832
Total	$499,377	$530,416

In addition, included in Cash and due from banks at December 31, 2014 and 2013 were $6.2 billion and $8.8 billion, respectively, of cash segregated under federal and other brokerage regulations or deposited with clearing organizations.

Collateral
At December 31, 2014 and 2013, the approximate fair value of collateral received by the Company that may be resold or repledged, excluding the impact of allowable netting, was $346.7 billion and $308.3 billion, respectively. This collateral was received in connection with resale agreements, securities borrowings and loans, derivative transactions and margined broker loans.
At December 31, 2014 and 2013, a substantial portion of the collateral received by the Company had been sold or repledged in connection with repurchase agreements, securities sold, not yet purchased, securities borrowings and loans, pledges to clearing organizations, segregation requirements under securities laws and regulations, derivative transactions and bank loans.
In addition, at December 31, 2014 and 2013, the Company had pledged $376 billion and $397 billion,

respectively, of collateral that may not be sold or repledged by the secured parties.

Lease Commitments
Rental expense (principally for offices and computer equipment) was $1.4 billion, $1.5 billion and $1.5 billion for the years ended December 31, 2014, 2013 and 2012 respectively.
Future minimum annual rentals under noncancelable leases, net of sublease income, are as follows:

In millions of dollars
2015	$1,415
2016	1,192
2017	964
2018	771
2019	679
Thereafter	4,994
Total	$10,015

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
The following tables present information about Citi’s guarantees at December 31, 2014 and December 31, 2013:

	Maximum potential amount of future payments
In billions of dollars at December 31, 2014 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.4	$73.0	$98.4	$242
Performance guarantees	7.1	4.8	11.9	29
Derivative instruments considered to be guarantees	12.5	79.2	91.7	2,806
Loans sold with recourse	—	0.2	0.2	15
Securities lending indemnifications(1)	127.5	—	127.5	—
Credit card merchant processing(1)	86.0	—	86.0	—
Custody indemnifications and other	—	48.9	48.9	54
Total	$258.5	$206.1	$464.6	$3,146

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$28.8	$71.4	$100.2	$429
Performance guarantees	7.6	4.9	12.5	42
Derivative instruments considered to be guarantees	6.0	61.6	67.6	797
Loans sold with recourse	—	0.3	0.3	22
Securities lending indemnifications(1)	79.2	—	79.2	—
Credit card merchant processing(1)	85.9	—	85.9	—
Custody indemnifications and other	—	36.3	36.3	53
Total	$207.5	$174.5	$382.0	$1,343

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $224 million and $341 million at December 31, 2014 and December 31, 2013, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At December 31, 2014 and December 31, 2013, this maximum potential exposure was estimated to be $86 billion for both periods.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At December 31, 2014 and December 31, 2013, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At December 31, 2014 and December 31, 2013, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of December 31, 2014 or December 31, 2013 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $6.2 billion at December 31, 2014, compared to $5.4 billion at December 31, 2013) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

Carrying Value—Guarantees and Indemnifications
At December 31, 2014 and December 31, 2013, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $3.1 billion and $1.3 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

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
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables (payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner was approximately $3.2 billion and $1.4 billion as of December 31, 2014 and December 31, 2013, respectively.
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

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $63 billion and $52 billion at December 31, 2014 and December 31, 2013, respectively. Securities and other marketable assets held as collateral amounted to $70 billion and $39 billion at December 31, 2014 and December 31,

2013, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.0 billion and $5.3 billion at December 31, 2014 and December 31, 2013, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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

Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of December 31, 2014 and December 31, 2013. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at December 31, 2014	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$73.0	$15.9	$9.5	$98.4
Performance guarantees	7.3	3.9	0.7	11.9
Derivative instruments deemed to be guarantees	—	—	91.7	91.7
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	127.5	127.5
Credit card merchant processing	—	—	86.0	86.0
Custody indemnifications and other	48.8	0.1	—	48.9
Total	$129.1	$19.9	$315.6	$464.6

	Maximum potential amount of future payments
In billions of dollars at December 31, 2013	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$76.2	$14.8	$9.2	$100.2
Performance guarantees	7.4	3.6	1.5	12.5
Derivative instruments deemed to be guarantees	—	—	67.6	67.6
Loans sold with recourse	—	—	0.3	0.3
Securities lending indemnifications	—	—	79.2	79.2
Credit card merchant processing	—	—	85.9	85.9
Custody indemnifications and other	36.2	0.1	—	36.3
Total	$119.8	$18.5	$243.7	$382.0

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of December 31, 2014 and December 31, 2013:

In millions of dollars	U.S.	Outside of U.S.	December 31, 2014	December 31, 2013
Commercial and similar letters of credit	$1,369	$5,265	$6,634	$7,341
One- to four-family residential mortgages	3,243	2,431	5,674	4,946
Revolving open-end loans secured by one- to four-family residential properties	13,535	2,563	16,098	16,781
Commercial real estate, construction and land development	8,045	1,197	9,242	8,003
Credit card lines	492,391	119,658	612,049	641,111
Commercial and other consumer loan commitments	154,923	88,757	243,680	225,447
Other commitments and contingencies	1,584	4,091	5,675	7,863
Total	$675,090	$223,962	$899,052	$911,492
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

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $53 billion and $58 billion with an original maturity of less than one year at December 31, 2014 and December 31, 2013, respectively.
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

Litigation and Regulatory Contingencies
Overview. In addition to the matters described below, in the ordinary course of business, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees (for purposes of this section, sometimes collectively referred to as Citigroup and Related Parties) routinely are named as defendants in, or as parties to, various legal actions and proceedings. Certain of these actions and proceedings assert claims or seek relief in connection with alleged violations of consumer protection, fair lending, securities, banking, antifraud, antitrust, anti-money laundering, employment and other statutory and common laws. Certain of these actual or threatened legal actions and proceedings include claims for substantial or indeterminate compensatory or punitive damages, or for injunctive relief, and in some instances seek recovery on a class-wide basis.
In the ordinary course of business, Citigroup and Related Parties also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal), certain of which may result in adverse judgments, settlements, fines, penalties, restitution, disgorgement, injunctions or other relief. In addition, certain affiliates and subsidiaries of Citigroup are banks, registered broker-dealers, futures commission merchants, investment advisers or other regulated entities and, in those capacities, are subject to regulation by various U.S., state and foreign securities, banking, commodity futures, consumer protection and other regulators. In connection with formal and informal inquiries by these regulators, Citigroup and such affiliates and subsidiaries receive numerous requests, subpoenas and orders seeking documents, testimony and other information in connection with various aspects of their regulated activities. From time to time Citigroup and Related Parties also receive grand jury subpoenas and other requests for information or assistance, formal or informal, from federal or state law enforcement agencies including, among others, various United States Attorneys’ Offices, the Asset Forfeiture and Money Laundering Section and other divisions of the Department of Justice, the Financial Crimes Enforcement Network of the United States Department of the Treasury, and the Federal Bureau of Investigation relating to Citigroup and its customers.
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
Matters as to Which an Estimate Can Be Made. For some of the matters disclosed below, Citigroup is currently able to estimate a reasonably possible loss or range of loss in excess of amounts accrued (if any). For some of the matters included within this estimation, an accrual has been made because a loss is believed to be both probable and reasonably estimable, but an exposure to loss exists in excess of the amount accrued. In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount. For other matters included within this estimation, no accrual has been made because a loss, although estimable, is believed to be reasonably possible, but not probable; in these cases the estimate reflects the reasonably possible loss or range of loss. As of December 31, 2014, Citigroup estimates that the reasonably possible unaccrued loss in future periods for these matters ranges up to approximately $4 billion in the aggregate.
These estimates are based on currently available information. As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation and regulatory proceedings are subject to particular uncertainties. For example, at the time of making an estimate, (i) Citigroup may have only preliminary, incomplete, or inaccurate information about the facts underlying the claim; (ii) its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties or regulators, may prove to be wrong; and (iii) the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimate because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
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

Commodities Financing Contracts
Beginning in May 2014, Citigroup became aware of reports of potential fraud relating to the financing of physical metal stored at the Qingdao and Penglai ports in China. Citigroup has contracts with a counterparty in relation to Citigroup’s providing financing collateralized by physical metal stored at these ports, with the agreements providing that the counterparty would repurchase the inventory at a specified date in the future (typically three to six months). Pursuant to the agreements, the counterparty is responsible for providing clean title to the inventory, insuring it, and attesting that there are no third party encumbrances. The counterparty is a non-Chinese subsidiary of a large multinational corporation, and the counterparty’s obligations under the contracts are guaranteed by the parent company.
On July 22, 2014, Citigroup commenced proceedings in the Commercial Court in London to enforce its rights against the counterparty under the relevant agreements in relation to approximately $285 million in financing. That counterparty and a Chinese warehouse provider previously brought actions in the English courts to establish the parties’ rights and obligations under these agreements. In early December 2014, the English court conducted a preliminary trial concerning, among other issues, the question of whether Citigroup appropriately accelerated its counterparty’s obligation to repay Citigroup under the applicable agreements given these facts and circumstances. The court has not yet issued a ruling following trial.
The financings at issue are carried at fair value. As with any position carried at fair value, Citigroup adjusts the positions and records a gain or loss in the Consolidated Statements of Income in accordance with GAAP.

Credit Crisis-Related Litigation and Other Matters
Citigroup and Related Parties have been named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit crisis that began in 2007. Such matters include, among other types of proceedings, claims asserted by: (i) individual investors and purported classes of investors in securities issued by Citigroup alleging violations of the federal securities laws, foreign laws, state securities and fraud law, and the Employee Retirement Income Security Act (ERISA); and (ii) investors in securities and other investments underwritten, issued or marketed by Citigroup, including securities issued by other public companies, collateralized debt obligations (CDOs), mortgage-backed securities (MBS), auction rate securities (ARS), investment funds, and other structured or leveraged instruments, which have suffered losses as a result of the credit crisis.
In addition to these matters, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission (SEC), FINRA, state attorneys general, the Department of Justice and subdivisions thereof, the Office of the Special Inspector General for the Troubled Asset Relief Program, bank regulators, and other government agencies and authorities, in connection with various formal and informal (and, in many instances, industry-wide) inquiries concerning Citigroup’s mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, trading, servicing and underwriting of CDOs and MBS, its origination, sale or other transfer, servicing, and foreclosure of residential mortgages, and its origination, servicing, and securitization of auto loans.

Mortgage-Related Litigation and Other Matters
Securities Actions: Citigroup and Related Parties have been named as defendants in a variety of putative class actions and individual actions arising out of Citigroup’s exposure to CDOs and other assets that declined in value during the financial crisis. Many of these matters have been dismissed or settled. These actions assert a wide range of claims, including claims under the federal securities laws, foreign securities laws, ERISA, and state law. Additional information concerning certain of these actions is publicly available in court filings under the docket numbers 10 Civ. 9646 (S.D.N.Y.) (Stein, J.),

11 Civ. 7672 (S.D.N.Y.) (Koeltl, J.), 12 Civ. 6653 (S.D.N.Y.) (Stein, J.), 13-4488, 13-4504, 14-2545, and 14-3014 (2d Cir.).
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
Regulatory Actions: On July 14, 2014, Citigroup reached a settlement of the Residential Mortgage-Backed Securities Working Group’s investigation. The settlement resolved actual and potential civil claims by the Department of Justice, several state attorneys general, and the Federal Deposit Insurance Corporation (FDIC) relating to MBS and CDOs issued, structured, or underwritten by Citigroup between 2003 and 2008. It included a $4.0 billion civil monetary payment to the Department of Justice, $500 million in payments to certain state attorneys general and the FDIC, and $2.5 billion in consumer relief (to be provided by the end of 2018). The consumer relief will be in the form of financing provided for the construction and preservation of affordable multifamily rental housing, principal reduction and forbearance for residential loans, as well as other direct consumer benefits from various relief programs.
Mortgage-Backed Securities and CDO Investor Actions: Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of MBS and CDOs sold or underwritten by Citigroup. The complaints generally assert that defendants made material misrepresentations and omissions about the credit quality of the assets underlying the securities or the manner in which those assets were selected, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action.
The majority of these matters have been resolved through settlement or otherwise. As of December 31, 2014, the aggregate original purchase amount of the purchases at issue in the pending litigations was approximately $4.9 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation was approximately $1.4 billion. Additional information concerning certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 8781 (S.D.N.Y.) (Failla, J.), 654464/2013 (N.Y. Sup. Ct.) (Friedman, J.), 653990/2013 (N.Y. Sup. Ct.) (Ramos, J.), and CL 14-399 (Vir. Cir. Ct.) (Hughes, J.).
Mortgage-Backed Security Repurchase Claims: Various parties to MBS securitizations and other interested parties have asserted that certain Citigroup affiliates breached representations and warranties made in connection with mortgage loans sold into securitization trusts (private-label securitizations). Typically, these claims are based on allegations that securitized mortgages were not underwritten in accordance with the applicable underwriting standards. Citigroup also has received numerous inquiries, demands for loan files, and requests to toll (extend) the applicable statutes of limitation for representation and warranty claims relating to its private-label securitizations. These inquiries, demands and requests have been made by trustees of securitization trusts and others.
On April 7, 2014, Citigroup entered into an agreement with 18 institutional investors represented by Gibbs & Bruns LLP regarding the resolution of representation and warranty repurchase claims related to certain legacy securitizations. Pursuant to the agreement, Citigroup made a binding offer to the trustees of 68 Citigroup-sponsored mortgage securitization trusts to pay $1.125 billion to the trusts to resolve these claims, plus certain fees and expenses. The 68 trusts covered by the agreement represent all of the trusts established by Citigroup’s legacy Securities and Banking business during 2005-2008 for which Citigroup affiliates made representations and warranties to the trusts.
On December 19, 2014, Citigroup, the 18 institutional investors, and the trustees for these securitizations executed a revised settlement agreement resolving a substantial majority of the claims contemplated by the April 7, 2014 offer of settlement. On December 31, 2014, the trustees amended the settlement agreement to accept the offer as to certain additional claims. As of December 31, 2014, the trustees have accepted the settlement for 64 trusts in whole, and the trustees have accepted in part and excluded in part four trusts from the settlement. Pursuant to the terms of the settlement agreement, the trustees’ acceptance is subject to a judicial approval proceeding, which was initiated by the trustees on December 21, 2014. Additional information concerning this action is publicly available in court filings under the docket number 653902/2014 (N.Y. Sup. Ct.) (Friedman, J.).
To date, trustees have filed six actions against Citigroup seeking to enforce certain of these contractual repurchase claims in connection with four private-label securitizations. Each of the six actions is in the early stages of proceedings. In the aggregate, plaintiffs are asserting repurchase claims as to approximately 6,700 loans that were securitized into these four securitizations, as well as any other loans that are later found to have breached representations and warranties. Additional information concerning these actions is publicly available in court filings under the docket numbers 13 Civ. 2843 (S.D.N.Y.) (Daniels, J.), 13 Civ. 6989 (S.D.N.Y.) (Daniels, J.), 653816/2013 (N.Y. Sup. Ct.) (Kornreich, J.), and 653930/2014 (N.Y. Sup. Ct.).
Mortgage-Backed Securities Trustee Actions. On June 18, 2014, a group of investors in 48 MBS trusts for which Citibank, N.A. served or currently serves as trustee filed a complaint in New York State Supreme Court in BLACKROCK ALLOCATION TARGET SHARES: SERIES S. PORTFOLIO, ET AL. v. CITIBANK, N.A. The complaint, like those filed against other MBS trustees, alleges that Citibank, N.A. failed to pursue contractual remedies against loan originators, securitization sponsors and servicers. This action was withdrawn without prejudice, effective December 17, 2014. Additional information concerning this action is publicly available in court filings under the docket number 651868/2014 (N.Y. Sup. Ct.) (Ramos, J.). On November 24, 2014, largely the same group of investors filed an action in the

United States District Court for the Southern District of New York, captioned FIXED INCOME SHARES: SERIES M ET AL. V. CITIBANK, N.A., alleging similar claims relating to 27 MBS trusts sponsored by UBS, Lehman Brothers, American Home Mortgage, Goldman Sachs, Country Place, PHH Mortgage, Wachovia and Washington Mutual. Additional information concerning this action is publicly available in court filings under the docket number 14-cv-9373 (S.D.N.Y.) (Furman, J.).
On June 27, 2014, a separate group of MBS investors filed a summons with notice in FEDERAL HOME LOAN BANK OF TOPEKA, ET AL. v. CITIBANK, N.A. The summons alleges that Citibank, N.A., as trustee for an unspecified number of MBS, failed to pursue remedies on behalf of the trusts. This action was withdrawn without prejudice on November 10, 2014. Additional information concerning this action is publicly available in court filings under the docket number 651973/2014 (N.Y. Sup. Ct.).

Counterparty and Investor Actions
In 2010, Abu Dhabi Investment Authority (ADIA) commenced an arbitration (ADIA I) against Citigroup and Related Parties before the International Center for Dispute Resolution (ICDR), alleging statutory and common law claims in connection with its $7.5 billion investment in Citigroup in December 2007. ADIA sought rescission of the investment agreement or, in the alternative, more than $4 billion in damages. Following a hearing in May 2011 and post-hearing proceedings, on October 14, 2011, the arbitration panel issued a final award and statement of reasons finding in favor of Citigroup on all claims asserted by ADIA. On March 4, 2013, the United States District Court for the Southern District of New York denied ADIA’s petition to vacate the arbitration award and granted Citigroup’s cross-petition to confirm. ADIA appealed and, on February 19, 2014, the United States Court of Appeals for the Second Circuit affirmed the judgment. ADIA filed a petition for review in the United States Supreme Court, which was denied on October 6, 2014. Additional information concerning this action is publicly available in court filings under the docket numbers 12 Civ. 283 (S.D.N.Y.) (Daniels, J.),13-1068-cv (2d Cir.), and 13-1500 (U.S.).
On August 20, 2013, ADIA commenced a second arbitration (ADIA II) against Citigroup before the ICDR, alleging common law claims arising out of the same investment at issue in ADIA I. On August 28, 2013, Citigroup filed a complaint against ADIA in the United States District Court for the Southern District of New York seeking to enjoin ADIA II on the ground that it is barred by the court’s judgment confirming the arbitral award in ADIA I. On September 23, 2013, ADIA filed motions to dismiss Citigroup’s complaint and to compel arbitration. On November 25, 2013, the court denied Citigroup’s motion for a preliminary injunction and granted ADIA’s motions to dismiss and to compel arbitration. On December 23, 2013, Citigroup appealed that ruling to the United States Court of Appeals for the Second Circuit. On January 14, 2015, the Second Circuit affirmed the district court’s ruling. Additional information concerning this action is publicly available in court filings under the docket numbers 13 Civ. 6073 (S.D.N.Y.) (Castel, J.) and 13-4825 (2d Cir.).

Alternative Investment Fund-Related Litigation and Other Matters
Since mid-2008, the SEC has been investigating the management and marketing of the ASTA/MAT and Falcon funds, alternative investment funds managed and marketed by certain Citigroup affiliates that suffered substantial losses during the credit crisis. In addition to the SEC inquiry, on June 11, 2012, the New York Attorney General served a subpoena on a Citigroup affiliate seeking documents and information concerning certain of these funds, and, on August 1, 2012, the Massachusetts Attorney General served a Civil Investigative Demand on a Citigroup affiliate seeking similar documents and information. Citigroup is cooperating fully with these inquiries. Citigroup has entered into tolling agreements with the SEC and the New York Attorney General concerning certain claims related to the investigations.
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

Auction Rate Securities-Related Litigation and Other Matters
Citigroup and Related Parties have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and purchasers or issuers of ARS and an issuer of variable rate demand obligations, asserting federal and state law claims arising from the collapse of the market in 2008, which plaintiffs contend Citigroup and other ARS underwriters and broker-dealers foresaw or should have foreseen, but failed adequately to disclose. Many of these matters have been dismissed or settled. Most of the remaining matters are in arbitrations pending before FINRA.

Lehman Brothers Bankruptcy Proceedings
Beginning in September 2010, Citigroup and Related Parties have been named as defendants in various adversary proceedings and claim objections in the Chapter 11 bankruptcy proceedings of Lehman Brothers Holdings Inc. (LBHI) and the liquidation proceedings of Lehman Brothers Inc. (LBI) and Lehman Brothers Finance AG, a/k/a Lehman Brothers Finance SA (LBF). Additional information concerning these actions is publicly available in court filings under the docket numbers 08-13555, 08-01420, and 09-10583 (Bankr. S.D.N.Y.) (Chapman, J.).
On February 8, 2012, Citibank, N.A. and certain Citigroup affiliates were named as defendants in an adversary proceeding asserting objections to proofs of claim totaling approximately $2.6 billion filed by Citibank, N.A. and those affiliates, and claims under federal bankruptcy and state law to recover $2 billion deposited by LBHI with Citibank, N.A.

against which Citibank, N.A. asserts a right of setoff. Plaintiffs also seek avoidance of a $500 million transfer and an amendment to a guarantee in favor of Citibank, N.A. and other relief. Plaintiffs filed amended complaints on November 16, 2012, January 29, 2014, and December 9, 2014, asserting additional claims and factual allegations, and amending certain previously asserted claims. Discovery is ongoing. Additional information concerning this action is publicly available in court filings under the docket numbers 12-01044 and 08-13555 (Bankr. S.D.N.Y.) (Chapman, J.).
On July 21, 2014, an adversary proceeding was filed against Citibank, N.A., Citibank Korea Inc., and Citigroup Global Markets Ltd., asserting that defendants improperly have withheld termination payments under certain derivatives contracts. An amended complaint was filed on August 6, 2014, and defendants filed an answer on October 6, 2014. Plaintiffs seek to recover approximately $70 million, plus interest.  Discovery is ongoing. Additional information concerning this action is publicly available in court filings under the docket numbers 09-10583 and 14-02050 (Bankr. S.D.N.Y.) (Chapman, J.).

Terra Firma Litigation
In December 2009, the general partners of two related private equity funds filed a complaint in New York state court, subsequently removed to the United States District Court for the Southern District of New York, asserting multi-billion-dollar fraud and other common law claims against certain Citigroup affiliates arising out of the May 2007 auction of the music company EMI, in which Citigroup acted as advisor to EMI and as a lender to plaintiffs’ acquisition vehicle. Following a jury trial, a verdict was returned in favor of Citigroup on November 4, 2010. Plaintiffs appealed from the entry of the judgment. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. On March 7, 2014, the parties stipulated to the dismissal of all remaining claims in the action, without prejudice to plaintiffs’ rights to re-file those claims in England. Additional information concerning this action is publicly available in court filings under the docket numbers 09 Civ. 10459 (S.D.N.Y.) (Rakoff, J.) and 11-0126-cv (2d Cir.).
In August and September 2013, plaintiffs in the New York proceedings, together with their affiliates and principal, filed fraud and negligent misrepresentation claims arising out of the EMI auction in the High Court of Justice, Queen’s Bench Division, Manchester District Registry Mercantile Court in Manchester, England, against certain Citigroup affiliates. The cases have since been transferred to the High Court of Justice, Queen’s Bench Division, Commercial Court in London. On March 7, 2014, the parties to the separate proceedings brought by Terra Firma in 2013 before the High Court of Justice, Queen’s Bench Division, Commercial Court in London consented to the service by plaintiffs of an Amended Claim Form incorporating the claims that would have proceeded to trial in the United States District Court for the Southern District of New York in July 2014 had the New York action not been dismissed. The Amended Claim Form was served on March 10, 2014, and discovery is ongoing. A trial is scheduled to begin in 2016. Additional information concerning this action is publicly available in court filings under the claim number Terra Firma Investments (GP) 2 Ltd. & Ors v Citigroup Global Markets Ltd. & Ors (2014 Folio 267).

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
Several Citigroup affiliates are named as defendants in certain actions brought by Tribune noteholders, also seeking to recover the transfers of Tribune stock that occurred as a part of the leveraged buyout, as alleged state-law constructive fraudulent conveyances.  Finally, Citigroup Global Markets Inc. (CGMI) has been named in a separate action as a defendant in connection with its role as advisor to Tribune. A motion to dismiss the claim against the Shareholder Defendants in the FITZSIMONS action is pending.  The noteholders’ claims were previously dismissed, and an appeal to the Second Circuit is pending.  A motion to dismiss the action against CGMI in its role as advisor to Tribune is pending. Additional information concerning these actions is publicly available in court filings under the docket numbers 08-13141 (Bankr. D. Del.) (Carey, J.), 11 MD 02296 (S.D.N.Y.) (Sullivan, J.), 12 MC 2296 (S.D.N.Y.) (Sullivan, J.), and 13-3992 (2d Cir.).

Credit Default Swaps Matters
In April 2011, the European Commission (EC) opened an investigation (Case No COMP/39.745) into the credit default swap (CDS) industry. The scope of the investigation initially concerned the question of “whether 16 investment banks and Markit, the leading provider of financial information in the CDS market, have colluded and/or may hold and abuse a dominant position in order to control the financial information on CDS.” On July 2, 2013, the EC issued to Citigroup, CGMI, Citigroup Global Markets Ltd., Citicorp North America Inc., and Citibank, N.A., as well as Markit, ISDA, and 12 other investment bank dealer groups, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business in breach of Article 101 of the Treaty on the Functioning of the European Union. The Statement of Objections sets forth the EC’s preliminary conclusions, does not prejudge the final outcome of the case, and does not benefit from the review and consideration of Citigroup’s arguments and defenses. Citigroup filed a Reply to the

Statement of Objections on January 23, 2014, and made oral submissions to the EC on May 14, 2014.
In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (CIDs) on Citigroup concerning potential anticompetitive conduct in the CDS industry. Citigroup has responded to the CIDs and is cooperating with the investigation.
In addition, putative class action complaints have been filed by various entities against Citigroup, CGMI and Citibank, N.A., among other defendants, alleging anticompetitive conduct in the CDS industry and asserting various claims under Sections 1 and 2 of the Sherman Act as well as a state law claim for unjust enrichment. On October 16, 2013, the U.S. Judicial Panel on Multidistrict Litigation centralized these putative class actions and ordered that those actions pending in the United States District Court for the Northern District of Illinois be transferred to the United States District Court for the Southern District of New York for coordinated or consolidated pretrial proceedings before Judge Denise Cote.
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

Foreign Exchange Matters
Regulatory Actions: Government and regulatory agencies in the U.S., including the Antitrust Division and the Criminal Division of the Department of Justice, as well as agencies in other jurisdictions, including the U.K. Serious Fraud Office, the Swiss Competition Commission, and the Australian Competition and Consumer Commission, are conducting investigations or making inquiries regarding Citigroup’s foreign exchange business. Citigroup is fully cooperating with these and related investigations and inquiries.
On November 12, 2014, the Commodity Futures Trading Commission (CFTC), the U.K. Financial Conduct Authority (FCA), and the Office of the U.S. Comptroller of the Currency (OCC) announced settlements with Citibank, N.A. resolving their foreign exchange investigations. Citibank, N.A. was among five banks settling the CFTC’s and the FCA’s investigations and among three banks settling the OCC’s investigation. As part of the settlements, Citibank, N.A. agreed to pay penalties of approximately $358 million to the FCA, $350 million to the OCC, and $310 million to the CFTC and to enhance further the control framework governing its foreign exchange business.
Antitrust and Other Litigation: Numerous foreign exchange dealers, including Citigroup and Citibank, N.A., are named as defendants in putative class actions that are proceeding on a consolidated basis in the United States District Court for the Southern District of New York under the caption IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION. The plaintiffs in these actions allege that the defendants colluded to manipulate the WM/Reuters rate (WMR), thereby causing the putative classes to suffer losses in connection with WMR-based financial instruments. The plaintiffs assert federal and state antitrust claims and claims for unjust enrichment, and seek compensatory damages, treble damages where authorized by statute, restitution, and declaratory and injunctive relief. On March 31, 2014, plaintiffs in the putative class actions filed a consolidated amended complaint.
Citibank, N.A., Citigroup, and Citibank Korea Inc., as well as numerous other foreign exchange dealers, were named as defendants in a putative class action captioned SIMMTECH CO. v. BARCLAYS BANK PLC, ET AL. (SIMMTECH) that was proceeding before the same court. The plaintiff sought to represent a putative class of persons who traded foreign currency with the defendants in Korea, alleging that the class suffered losses as a result of the defendants’ alleged WMR manipulation. The plaintiff asserted federal and state antitrust claims, and sought compensatory damages, treble damages, and declaratory and injunctive relief.
Additionally, Citibank, N.A. and Citigroup, as well as numerous other foreign exchange dealers, were named as defendants in a putative class action captioned LARSEN v. BARCLAYS BANK PLC, ET AL. (LARSEN), that was proceeding before the same court. Plaintiff sought to represent a putative class of persons or entities in Norway who traded foreign currency with defendants, alleging that the class suffered losses as a result of defendants’ alleged WMR manipulation. Plaintiff asserted federal antitrust and unjust enrichment claims, and sought compensatory damages, treble damages where authorized by statute, and declaratory and injunctive relief.
Citigroup and Citibank, N.A., along with other defendants, moved to dismiss all of these actions. On January 28, 2015, the court issued an opinion and order denying the motion as to the IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION plaintiffs, but dismissing the claims of the SIMMTECH and LARSEN plaintiffs in their entirety on the grounds that their federal claims were barred by the Foreign Trade Antitrust Improvements Act and their state claims had an insufficient nexus to New York. Additional information concerning these actions is publicly available in court filings under the docket numbers 13 Civ. 7789, 13 Civ. 7953, and 14 Civ. 1364 (S.D.N.Y.) (Schofield, J.).
Additionally, Citigroup and Citibank, N.A., as well as numerous other foreign exchange dealers, are named as defendants in a putative class action captioned TAYLOR v. BANK OF AMERICA CORPORATION, ET AL.  The plaintiffs seek to represent a putative class of investors that transacted in exchange-traded foreign exchange futures contracts and/or options on foreign exchange futures contracts on certain exchanges, alleging that the putative class was harmed as a result of the defendants’ manipulation of the foreign exchange market.  The plaintiffs assert violations of the Commodity Exchange Act and federal antitrust claims.  Additional information concerning this action is publicly available in court filings under the docket number 1:15-cv-1350 (S.D.N.Y.) (Schofield, J.).

Interbank Offered Rates-Related Litigation and Other Matters
Regulatory Actions: Government agencies in the U.S., including the Department of Justice, the CFTC, and a consortium of state attorneys general, as well as agencies in other jurisdictions, including the Swiss Competition Commission, are conducting investigations or making inquiries regarding submissions made by panel banks to bodies that publish various interbank offered rates and other benchmark rates. As members of a number of such panels, Citigroup subsidiaries have received requests for information and documents. Citigroup is cooperating with the investigations and inquiries and is responding to the requests.
Antitrust and Other Litigation: Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in a multi-district litigation (MDL) proceeding before the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION (the LIBOR MDL). Following motion practice, consolidated amended complaints were filed on behalf of two separate putative classes of plaintiffs: (i) OTC purchasers of derivative instruments tied to USD LIBOR; and, (ii) purchasers of exchange-traded derivative instruments tied to USD LIBOR. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR: (i) OTC purchasers assert claims under the Sherman Act and for unjust enrichment and breach of the implied covenant of good faith and fair dealing; and, (ii) purchasers of exchange-traded derivative instruments assert claims under the Commodity Exchange Act and the Sherman Act and for unjust enrichment. Individual actions commenced by various Charles Schwab entities also were consolidated into the MDL proceeding. The plaintiffs seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.
Additional actions have been consolidated in the MDL proceeding, including (i) lawsuits filed by, or on behalf of putative classes of, community and other banks, savings and loans institutions, credit unions, municipalities and purchasers and holders of LIBOR-linked financial products; and, (ii) lawsuits filed by putative classes of lenders and adjustable rate mortgage borrowers. The plaintiffs allege that defendant panel banks artificially suppressed USD LIBOR in violation of applicable law and seek compensatory and other damages.
Additional information relating to these actions is publicly available in court filings under the following docket numbers: 12 Civ. 4205; 12 Civ. 5723; 12 Civ. 5822; 12 Civ. 6056;  12 Civ. 6693; 12 Civ. 7461; 13 Civ. 346; 13 Civ. 407; 13 Civ. 1016, 13 Civ. 1456, 13 Civ. 1700, 13 Civ. 2262, 13 Civ. 2297; 13 Civ. 4018; 13 Civ. 7720; 14 Civ. 146 (Buchwald, J.); 12 Civ. 6294 (E.D.N.Y.) (Seybert, J.); 12 Civ. 6571 (N.D. Cal.) (Conti, J.); 12 Civ. 10903 (C.D. Cal.) (Snyder, J.); 13 Civ. 48 (S.D. Cal.) (Sammartino, J.); 13 Civ. 62 (C.D. Cal.) (Phillips, J.); 13 Civ. 106 (N.D. Cal.) (Beller,

J.); 13 Civ. 108 (N.D. Cal.) (Ryu, J.); 13 Civ. 109 (N.D. Cal.) (Laporte, J.); 13 Civ. 122 (C.D. Cal.) (Bernal, J.); 13 Civ. 334, 13 Civ. 335 (S.D. Iowa) (Pratt, J); 13 Civ. 342 (E.D. Va.) (Brinkema, J.); 13 Civ. 1466 (S.D. Cal.) (Lorenz, J.); 13 Civ. 1476 (E.D. Cal.)  (Mueller, J.); 13 Civ. 2149 (S.D. Tex.) (Hoyt, J.); 13 Civ. 2244 (N.D. Cal.) (Hamilton, J.); 13 Civ. 2921 (N.D. Cal.) (Chesney, J.); 13 Civ. 2979 (N.D. Cal.) (Tigar, J.); 13 Civ. 4352 (E.D. Pa.) (Restrepo, J.); and 13 Civ. 5278 (N.D. Cal.) (Vadas, J.)
On June 30, 2014, the United States Supreme Court granted a petition for a writ of certiorari in GELBOIM, ET AL. v. BANK OF AMERICA CORP., ET AL. with respect to the dismissal by the United States Court of Appeals for the Second Circuit of an appeal by the plaintiff class of indirect OTC purchasers of U.S. debt securities. On January 21, 2015, the Supreme Court ruled that, contrary to the Second Circuit’s opinion, the plaintiffs had a right to appeal, and remanded the case to the Second Circuit for consideration of the plaintiffs’ appeal on the merits. Additional information concerning this appeal is publicly available in court filings under the docket numbers 13-3565 (2d Cir.), 13-3636 (2d Cir.), and 13-1174 (U.S.).
Citigroup and Citibank, N.A., along with other USD LIBOR panel banks, also are named as defendants in an individual action filed in the United States District Court for the Southern District of New York on February 13, 2013, captioned 7 WEST 57th STREET REALTY CO. v. CITIGROUP, INC., ET AL. The plaintiff alleges that the defendant panel banks manipulated USD LIBOR to keep it artificially high and that this manipulation affected the value of plaintiffs’ OTC municipal bond portfolio in violation of federal and state antitrust laws and federal RICO law. The plaintiff seeks compensatory damages, treble damages where authorized by statute, and declaratory relief. Additional information concerning this action is publicly available in court filings under the docket number 13 Civ. 981 (Gardephe, J.).
Separately, on April 30, 2012, an action was filed in the United States District Court for the Southern District of New York captioned LAYDON v. MIZUHO BANK LTD. ET AL. against defendant banks that are or were members of the panels making submissions used in the calculation of Japanese yen LIBOR and TIBOR, and certain affiliates of those banks, including Citigroup, Citibank, N.A., Citibank Japan Ltd. and Citigroup Global Markets Japan Inc. The plaintiff asserts claims under federal antitrust law and the Commodity Exchange Act, as well as a claim for unjust enrichment, and seeks unspecified compensatory and punitive damages, including treble damages under certain statutes, as well as costs and expenses. Additional information concerning this action is publicly available in court filings under the docket number 12 Civ. 3419 (S.D.N.Y.) (Daniels, J.).
On May 2, 2014, plaintiffs in the class action SULLIVAN v. BARCLAYS PLC, ET AL pending in the United States District Court for the Southern District of New York filed a second amended complaint naming Citigroup and Citibank, N.A. as defendants. Plaintiffs claim to have suffered losses as a result of purported EURIBOR manipulation and assert claims under the Commodity Exchange Act, the Sherman Act and the federal RICO law, and for unjust enrichment. On September 11, 2014, the court granted the Department of Justice’s motion to stay discovery for eight months, until May 12, 2015. Additional information concerning this action is publicly available in court filings under the docket number 13 Civ. 2811 (S.D.N.Y.) (Castel, J.).

Interchange Fees Litigation
Beginning in 2005, several putative class actions were filed against Citigroup and Related Parties, together with Visa, MasterCard and other banks and their affiliates, in various federal district courts and consolidated with other related cases in a multi-district litigation proceeding before Judge Gleeson in the United States District Court for the Eastern District of New York (Interchange MDL). This proceeding is captioned IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION.
The plaintiffs, merchants that accept Visa- and MasterCard-branded payment cards as well as membership associations that claim to represent certain groups of merchants, allege, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions and to restrain trade through various Visa and MasterCard rules governing merchant conduct, all in violation of Section 1 of the Sherman Act and certain California statutes. Supplemental complaints also have been filed against defendants in the putative class actions alleging that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.
On January 14, 2014, the court entered a final judgment approving the terms of a class settlement providing for, among other things, a total payment to the class of $6.05 billion; a rebate to merchants participating in the damages class settlement of 10 basis points on interchange collected for a period of eight months by the Visa and MasterCard networks; and changes to certain network rules. A number of objectors have noticed an appeal from the final class settlement approval order with the United States Court of Appeals for the Second Circuit. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.) and 12-4671 (2d Cir.).
Numerous merchants, including large national merchants, have requested exclusion from the class settlements, and some of those opting out have filed complaints against Visa, MasterCard, and in some instances one or more issuing banks.  Two of these suits, 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL., and SPEEDY STOP FOOD STORES, LLC, ET AL. v. VISA INC., ET AL., name Citigroup as a defendant.  On December 5, 2014, the Interchange MDL, including the opt out cases, was transferred from Judge Gleeson to Judge Brodie. Additional information concerning these actions is publicly available in court filings under the docket numbers 05-md-1720 (E.D.N.Y.) (Brodie, J.); 13-cv-4442 (S.D.N.Y.) (Hellerstein, J.), and 13-10-75377A (Tex. Dist. Ct.).

ISDAFIX-Related Litigation and Other Matters
Regulatory Actions: Government agencies in the U.S., including the Department of Justice and the CFTC, are conducting investigations or making inquiries concerning submissions for the global benchmark for fixed interest rate swaps (ISDAFIX) and trading in products that reference ISDAFIX. Citigroup is fully cooperating with these and related investigations and inquiries.
Antitrust and Other Litigation. Beginning in September 2014, various plaintiffs filed putative class action complaints in the United States District Court for the Southern District of New York against Citigroup and other U.S. dollar (USD) ISDAFIX panel banks, which are proceeding on a consolidated basis. On February 12, 2015, plaintiffs filed an amended complaint alleging that the defendants colluded to manipulate ISDAFIX, thereby causing the putative class to suffer losses in connection with USD interest rate derivatives purchased from the defendants. Plaintiffs assert federal and various common law claims and seek compensatory damages, treble damages where authorized by statute, restitution and declaratory and injunctive relief. Additional information concerning these actions is publicly available in court filings under the consolidated lead docket number 14 Civ. 7126 (S.D.N.Y.) (Furman, J.).

Money Laundering Inquiries
Citigroup and Related Parties, including Citigroup’s indirect, wholly-owned subsidiary Banamex USA (BUSA), a California state-chartered bank, have received grand jury subpoenas issued by the United States Attorney’s Office for the District of Massachusetts concerning, among other issues, policies, procedures and activities related to compliance with Bank Secrecy Act (BSA) and anti-money laundering (AML) requirements under applicable federal laws and banking regulations. Banamex USA also has received a subpoena from the FDIC related to its BSA and AML compliance program. Citigroup and BUSA also have received inquiries and requests for information from other regulators, including the Financial Crimes Enforcement Network and the California Department of Business Oversight, concerning BSA- and AML-related issues. Citigroup is cooperating fully with these inquiries.

Oceanografia Fraud and Related Matters
On February 28, 2014, Citigroup announced that it was adjusting downward its earnings for the fourth quarter of 2013 and full year 2013 by $235 million after tax ($360 million pretax) as a result of a fraud discovered in a Petróleos Mexicanos (Pemex) supplier program involving Oceanografía SA de CV (OSA), a Mexican oil services company and a key supplier to Pemex. During the first quarter of 2014, Citigroup incurred approximately $165 million of incremental credit costs related to the Pemex supplier program. The vast majority of the credit costs were associated with Citigroup’s $33 million of direct exposure to OSA as of December 31, 2013 and uncertainty about Pemex’s obligation to pay Citigroup for a portion of the accounts receivable Citigroup validated with Pemex as of year-end 2013 (approximately $113 million). The remaining incremental credit costs were associated with an additional supplier to Pemex within the Pemex supplier program that was found to have similar issues.
In the United States, the SEC has commenced a formal investigation and the Department of Justice has requested information regarding Banamex’s dealings with OSA. Citigroup continues to cooperate fully with these inquiries.
In Mexico, the Mexican National Banking and Securities Commission (CNBV) conducted an in situ extraordinary review of the facts and circumstances of the fraud. As a result of its review, the CNBV issued a corrective action order that must be implemented by Banamex and imposed a fine of approximately $2.2 million. The CNBV continues to review Banamex’s compliance with the corrective action order. In addition, the CNBV has initiated a formal process to impose additional fines on Banamex with respect to the manner in which OSA’s debt was recorded by Banamex. Citigroup continues to cooperate fully with all of the inquiries related to the OSA fraud.
Derivative Actions and Related Proceedings: Beginning in April 2014, Citigroup has been named as a defendant in two complaints filed by its stockholders seeking to inspect Citigroup’s books and records pursuant to Section 220 of Chapter 8 of the Delaware Corporations Law with regard to various matters, including the OSA fraud. On September 30, 2014, in the action brought by Oklahoma Firefighters Pension & Retirement System, the Master of the Court of Chancery issued a final report recommending that the court enter an order granting in part and denying in part plaintiff’s request for inspection. On October 7, 2014, Citigroup filed a notice of exception to the final report. Additional information concerning these actions is publicly available in court filings under the docket numbers C.A. No. 9587-ML (Del. Ch.) (LeGrow, M.) and C.A. No. 10468-ML (Del. Ch.) (LeGrow, M).

Parmalat Litigation and Related Matters
On July 29, 2004, Dr. Enrico Bondi, the Extraordinary Commissioner appointed under Italian law to oversee the administration of various Parmalat companies, filed a complaint in New Jersey state court against Citigroup and Related Parties alleging, among other things, that the defendants “facilitated” a number of frauds by Parmalat insiders. On October 20, 2008, following trial, a jury rendered a verdict in Citigroup’s favor on Parmalat’s claims and in favor of Citibank, N.A. on three counterclaims. Parmalat has exhausted all appeals, and the judgment is now final. Additional information concerning this action is publicly available in court filings under the docket number A-2654-08T2 (N.J. Sup. Ct.). Following the jury verdict awarding $431 million in damages on Citigroup’s counterclaim, Citigroup has taken steps to enforce that judgment in the Italian Courts. On August 29, 2014, the Court of Appeal of Bologna affirmed the decision in the full amount of $431 million, to be paid in Parmalat shares. The judgment is subject to appeal by Parmalat.
Prosecutors in Parma and Milan, Italy, have commenced criminal proceedings against certain current and former Citigroup employees (along with numerous other investment banks and certain of their current and former employees, as well as former Parmalat officers and accountants). In the event of an adverse judgment against the individuals in question, the authorities could seek administrative remedies against Citigroup. On April 18, 2011, the Milan criminal court acquitted the sole Citigroup defendant of market-rigging charges. The Milan prosecutors have appealed part of that judgment and seek administrative remedies against Citigroup, which may include disgorgement of 70 million Euro and a fine of 900,000 Euro. On April 4, 2013, the Italian Supreme Court granted the appeal of the Milan Public Prosecutors and referred the matter to the Milan Court of Appeal for further proceedings concerning the administrative liability, if any, of Citigroup. Additionally, the Parmalat administrator filed a purported civil complaint against Citigroup in the context of the Parma criminal proceedings, which seeks 14 billion Euro in damages. The trial in the Parma criminal proceedings is ongoing. Judgment is expected during the summer of 2015. In January 2011, certain Parmalat institutional investors filed a civil complaint seeking damages of approximately 130 million Euro against Citigroup and other financial institutions.

Regulatory Review of Consumer “Add-On” Products
Certain of Citi’s consumer businesses, including its Citi-branded and retail services cards businesses, offer or have in the past offered or participated in the marketing, distribution, or servicing of products, such as payment protection and identity monitoring, that are ancillary to the provision of credit to the consumer (add-on products). These add-on products have been the subject of enforcement actions against other institutions by regulators, including the Consumer Financial Protection Bureau (CFPB), the OCC, and the FDIC, that have resulted in orders to pay restitution to customers and penalties in substantial amounts. Citi has made restitution to certain customers in connection with certain add-on products. In light of the current regulatory focus on add-on products and the actions regulators have taken in relation to other credit card issuers, one or more regulators may order that Citi pay additional restitution to customers and/or impose penalties or other relief arising from Citi’s marketing, distribution, or servicing of add-on products.

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

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

29. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014				2013
In millions of dollars, except per share amounts	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues, net of interest expense	$17,812	$19,604	$19,342	$20,124	$17,779	$17,904	$20,488	$20,248
Operating expenses	14,426	12,955	15,521	12,149	12,293	11,679	12,149	12,288
Provisions for credit losses and for benefits and claims	2,013	1,750	1,730	1,974	2,072	1,959	2,024	2,459
Income from continuing operations before income taxes	$1,373	$4,899	$2,091	$6,001	$3,414	$4,266	$6,315	$5,501
Income taxes (benefits)	991	1,985	1,838	2,050	1,090	1,080	2,127	1,570
Income from continuing operations	$382	$2,914	$253	$3,951	$2,324	$3,186	$4,188	$3,931
Income (loss) from discontinued operations, net of taxes	(1)	(16)	(22)	37	181	92	30	(33)
Net income before attribution of noncontrolling interests	$381	$2,898	$231	$3,988	$2,505	$3,278	$4,218	$3,898
Noncontrolling interests	31	59	50	45	50	51	36	90
Citigroup’s net income	$350	$2,839	$181	$3,943	$2,455	$3,227	$4,182	$3,808
Earnings per share (1)
Basic
Income from continuing operations	$0.06	$0.89	$0.03	$1.22	$0.71	$0.98	$1.34	$1.24
Net income	0.06	0.88	0.03	1.24	0.77	1.01	1.35	1.23
Diluted
Income from continuing operations	0.06	0.88	0.03	1.22	0.71	0.98	1.33	1.24
Net income	0.06	0.88	0.03	1.23	0.77	1.00	1.34	1.23
Common stock price per share
High	$56.37	$53.66	$49.58	$55.20	$53.29	$53.00	$53.27	$47.60
Low	49.68	46.90	45.68	46.34	47.67	47.67	42.50	41.15
Close	54.11	51.82	47.10	47.60	52.11	48.51	47.97	44.24
Dividends per share of common stock	0.01	0.01	0.01	0.01	0.01	0.01	0.01	0.01
This Note to the Consolidated Financial Statements is unaudited due to the Company’s individual quarterly results not being subject to an audit.

(1)   Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

FINANCIAL DATA SUPPLEMENT

RATIOS

	2014	2013	2012
Citigroup’s net income to average assets	0.39%	0.73%	0.39%
Return on average common stockholders’ equity (1)	3.4	7.0	4.1
Return on average total stockholders’ equity (2)	3.5	6.9	4.1
Total average equity to average assets (3)	11.1	10.5	9.7
Dividends payout ratio (4)	1.8	0.9	1.6

(1)	Based on Citigroup’s net income less preferred stock dividends as a percentage of average common stockholders’ equity.

(2)	Based on Citigroup’s net income as a percentage of average total Citigroup stockholders’ equity.

(3)	Based on average Citigroup stockholders’ equity as a percentage of average assets.

(4)	Dividends declared per common share as a percentage of net income per diluted share.

AVERAGE DEPOSIT LIABILITIES IN OFFICES OUTSIDE THE U.S. (1)

		2014		2013		2012
In millions of dollars at year end except ratios	Average interest rate	Average balance	Average interest rate	Average balance	Average interest rate	Average balance
Banks	0.48%	$61,705	0.68%	$63,759	0.71%	$71,624
Other demand deposits	0.58	229,880	0.57	220,599	0.84	217,806
Other time and savings deposits (2)	1.08	243,630	1.06	262,924	1.24	259,025
Total	0.80%	$535,215	0.82%	$547,282	1.01%	$548,455

(1)	Interest rates and amounts include the effects of risk management activities and also reflect the impact of the local interest rates prevailing in certain countries.

(2)	Primarily consists of certificates of deposit and other time deposits in denominations of $100,000 or more.

MATURITY PROFILE OF TIME DEPOSITS
($100,000 OR MORE) IN U.S. OFFICES

In millions of dollars at December 31, 2014	Under 3 months	Over 3 to 6 months	Over 6 to 12 months	Over 12 months
Certificates of deposit (1)	$17,271	$6,250	$2,024	$655
Other time deposits (2)	3,286	596	115	1,439

(1)	Includes approximately $20.5 billion of certificates of deposit with balance of $250,000 or more.

(2)	Includes approximately $4.5 billion of other time deposits with balance of $250,000 or more.

SUPERVISION, REGULATION AND OTHER

SUPERVISION AND REGULATION
Citi is subject to regulation under U.S. federal and state laws, as well as applicable laws in the other jurisdictions in which it does business.

General
Citigroup is a registered bank holding company and financial holding company and is regulated and supervised by the Federal Reserve Board. Citigroup’s nationally chartered subsidiary banks, including Citibank, N.A., are regulated and supervised by the Office of the Comptroller of the Currency (OCC) and its state-chartered depository institution by the relevant state’s banking department and the Federal Deposit Insurance Corporation (FDIC). The FDIC also has examination authority for banking subsidiaries whose deposits it insures. Overseas branches of Citibank, N.A. are regulated and supervised by the Federal Reserve Board and OCC and overseas subsidiary banks by the Federal Reserve Board. These overseas branches and subsidiary banks also are regulated and supervised by regulatory authorities in the host countries. In addition, the Consumer Financial Protection Bureau (CFPB) regulates consumer financial products and services. For more information on U.S. and foreign regulation affecting or potentially affecting Citi and its subsidiaries, see “Risk Factors” above.

Other Bank and Bank Holding Company Regulation
Citi, including its banking subsidiaries, is subject to regulatory limitations, including requirements for banks to maintain reserves against deposits, requirements as to risk-based capital and leverage (see “Capital Resources” above and Note 19 to the Consolidated Financial Statements), restrictions on the types and amounts of loans that may be made and the interest that may be charged, and limitations on investments that can be made and services that can be offered. The Federal Reserve Board may also expect Citi to commit resources to its subsidiary banks in certain circumstances. Citi is also subject to anti-money laundering and financial transparency laws, including standards for verifying client identification at account opening and obligations to monitor client transactions and report suspicious activities.

Securities and Commodities Regulation
Citi conducts securities underwriting, brokerage and dealing activities in the U.S. through Citigroup Global Markets Inc. (CGMI), its primary broker-dealer, and other broker-dealer subsidiaries, which are subject to regulations of the U.S. Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority and certain exchanges. Citi conducts similar securities activities outside the U.S., subject to local requirements, through various subsidiaries and affiliates, principally Citigroup Global Markets Limited in London (CGML), which is regulated principally by the U.K. Financial Conduct Authority, and Citigroup Global Markets Japan Inc. in Tokyo, which is regulated principally by the Financial Services Agency of Japan.

Citi also has subsidiaries that are members of futures exchanges. In the U.S., CGMI is a member of the principal U.S. futures exchanges, and Citi has subsidiaries that are registered as futures commission merchants and commodity pool operators with the Commodity Futures Trading Commission (CFTC). Citibank, N.A., CGMI, Citigroup Energy Inc. and CGML also have registered as swap dealers with the CFTC. CGMI is also subject to SEC and CFTC rules that specify uniform minimum net capital requirements. Compliance with these rules could limit those operations of CGMI that require the intensive use of capital and also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. See also “Capital Resources” and Note 19 to the Consolidated Financial Statements for a further discussion of capital considerations of Citi’s non-banking subsidiaries.

Transactions with Affiliates
Transactions between Citi’s U.S. subsidiary depository institutions and their non-bank affiliates are regulated by the Federal Reserve Board, and are generally required to be on arm’s-length terms. See also “Managing Global Risk—Market Risk—Funding and Liquidity” above.

COMPETITION
The financial services industry is highly competitive. Citi’s competitors include a variety of financial services and advisory companies. Citi competes for clients and capital (including deposits and funding in the short- and long-term debt markets) with some of these competitors globally and with others on a regional or product basis. Citi’s competitive position depends on many factors, including the value of Citi’s brand name, reputation, the types of clients and geographies served, the quality, range, performance, innovation and pricing of products and services, the effectiveness of and access to distribution channels, technology advances, customer service and convenience, effectiveness of transaction execution, interest rates and lending limits, regulatory constraints and the effectiveness of sales promotion efforts. Citi’s ability to compete effectively also depends upon its ability to attract new employees and retain and motivate existing employees, while managing compensation and other costs. For additional information on competitive factors and uncertainties impacting Citi’s businesses, see “Risk Factors” above.

PROPERTIES
Citi’s principal executive offices are currently located at 399 Park Avenue in New York City and are the subject of a lease. Citi also has additional office space at 601 Lexington Avenue in New York City under a long-term lease and at 111 Wall Street in New York City under a lease of the entire building. Citibank, N.A. leases a building in Long Island City, New York that is fully occupied by Citi.
Citigroup Global Markets Holdings Inc.’s principal offices are located at 388 and 390 Greenwich Street in New York City, with both buildings subject to long term-leases and fully occupied by Citi.
Citigroup’s principal executive offices in EMEA are located at 25 and 33 Canada Square in London’s Canary

Wharf, with both buildings subject to long-term leases. Citi is the largest or sole tenant of these buildings.
In Asia, Citi’s principal executive offices are in leased premises located at Citibank Tower in Hong Kong. Citi also has significant leased premises in Singapore and Japan. Citi has major or full ownership interests in country headquarters locations in Shanghai, Seoul, Kuala Lumpur, Manila, and Mumbai.
Citi’s principal executive offices in Mexico, which also serve as the headquarters of Banamex, are located in Mexico City. Citi’s principal executive offices for Latin America (other than Mexico) are located in leased premises located in Miami.
Citi also owns or leases over 69 million square feet of real estate in 101 countries, consisting of over 10,000 properties.
Citi continues to evaluate its global real estate footprint and space requirements and may determine from time to time that certain of its premises are no longer necessary. There is no assurance that Citi will be able to dispose of any excess premises or that it will not incur charges in connection with such dispositions, which could be material to Citi’s operating results in a given period.
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

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (Section 219), which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi has previously disclosed reportable activities pursuant to Section 219 for each of the first, second and third quarters of 2014 in its related quarterly reports on Form 10-Q. Citi has no reportable activities pursuant to Section 219 for the fourth quarter of 2014.

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended December 31, 2014:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
October 2014
Open market repurchases(1)	2.8	$50.82	$532
Employee transactions(2)	—	—	N/A
November 2014
Open market repurchases(1)	1.0	53.73	479
Employee transactions(2)	—	—	N/A
December 2014
Open market repurchases(1)	3.4	53.86	297
Employee transactions(2)	—	—	N/A
Amounts as of December 31, 2014	7.2	$52.65	$297

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

N/A Not applicable
Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the Comprehensive Capital Analysis and Review (CCAR) process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. See “Risk Factors-Business and Operational Risks” above. For information on the ability of Citigroup’s subsidiary depository institutions and non-bank subsidiaries to pay dividends, see Note 19 to the Consolidated Financial Statements. Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations to its outstanding preferred stock.

PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return
The following graph and table compare the cumulative total return on Citi’s common stock, which is listed on the NYSE under the ticker symbol “C” and held by 89,655 common stockholders of record as of January 31, 2015, with the cumulative total return of the S&P 500 Index and the S&P Financial Index over the five-year period through December 31, 2014. The graph and table assume that $100 was invested on December 31, 2009 in Citi’s common stock, the S&P 500 Index and the S&P Financial Index, and that all dividends were reinvested.

Comparison of Five-Year Cumulative Total Return For the years ended

DATE	CITI	S&P 500	S&P FINANCIALS
31-Dec-2009	100.0	100.0	100.0
31-Dec-2010	142.9	112.8	110.8
30-Dec-2011	79.5	112.8	90.4
31-Dec-2012	119.5	127.9	114.2
31-Dec-2013	157.4	165.8	152.1
31-Dec-2014	163.5	184.6	172.0

CORPORATE INFORMATION

CITIGROUP EXECUTIVE OFFICERS
Citigroup’s executive officers as of February 25, 2015 are:

Name	Age	Position and office held
Francisco Aristeguieta	49	CEO, Latin America
Stephen Bird	48	CEO, Asia Pacific
Don Callahan	58	Head of Operations and Technology; Chief Operations and Technology Officer
Michael L. Corbat	54	Chief Executive Officer
James C. Cowles	59	CEO, Europe, Middle East and Africa
Barbara Desoer	62	CEO, Citibank, N.A.
James A. Forese	52	Co-President; CEO, Institutional Clients Group
John C. Gerspach	61	Chief Financial Officer
Brad Hu	51	Chief Risk Officer
Brian Leach	55	Head of Franchise Risk and Strategy
Manuel Medina-Mora	64	Co-President; CEO, Global Consumer Banking; Chairman, Mexico
William J. Mills	59	CEO, North America
Michael Murray	50	Head of Human Resources and Talent
Jeffrey R. Walsh	57	Controller and Chief Accounting Officer
Rohan Weerasinghe	64	General Counsel and Corporate Secretary

Each executive officer has held executive or management positions with Citigroup for at least five years, except that:

•
Ms. Desoer joined Citi in April 2014. Prior to joining Citi, Ms. Desoer had a 35-year career at Bank of America, where she was President, Bank of America Home Loans, a Global Technology & Operations Executive, and President, Consumer Products, among other roles.

•	Mr. Weerasinghe joined Citi in June 2012. Prior to joining Citi, Mr. Weerasinghe was Senior Partner at Shearman & Sterling.

Code of Conduct, Code of Ethics
Citi has a Code of Conduct that maintains its commitment to the highest standards of conduct. The Code of Conduct is supplemented by a Code of Ethics for Financial Professionals (including accounting, controllers, financial reporting operations, financial planning and analysis, treasury, tax, strategy and M&A, investor relations and regional/product finance professionals and administrative staff) that applies worldwide. The Code of Ethics for Financial Professionals applies to Citi’s principal executive officer, principal financial officer and principal accounting officer. Amendments and waivers, if any, to the Code of Ethics for Financial Professionals will be disclosed on Citi’s website, www.citigroup.com.
Both the Code of Conduct and the Code of Ethics for Financial Professionals can be found on the Citi website by clicking on “About Us,” and then “Corporate Governance.” Citi’s Corporate Governance Guidelines can also be found there, as well as the charters for the Audit Committee, the Ethics and Culture Committee, the Nomination, Governance and Public Affairs Committee, the Personnel and Compensation Committee and the Risk Management Committee of the Board. These materials are also available by writing to Citigroup Inc., Corporate Governance, 601 Lexington Avenue, 19th Floor, New York, New York 10022.

CITIGROUP BOARD OF DIRECTORS

Michael L. Corbat
Chief Executive Officer
Citigroup Inc.

Duncan P. Hennes
Co-Founder and Partner
Atrevida Partners, LLC

Franz B. Humer
Chairman and CEO, Retired
Roche Holding Ltd.

Michael E. O’Neill
Chairman
Citigroup Inc.

Gary M. Reiner
Operating Partner General Atlantic LLC

Judith Rodin
President
Rockefeller Foundation
Robert L. Ryan
Chief Financial Officer, Retired
Medtronic Inc.

Anthony M. Santomero
Former President
Federal Reserve Bank of
  Philadelphia

Joan E. Spero
Senior Research Scholar
Columbia University
  School of International
  and Public Affairs

Diana L. Taylor
Vice Chair
Solera Capital, LLC

William S. Thompson, Jr.
Chief Executive Officer, Retired
Pacific Investment
  Management Company
  (PIMCO)

James S. Turley
Chairman and Chief
  Executive Officer, Retired
  Ernst & Young

Ernesto Zedillo Ponce de Leon
Director, Center for the
  Study of Globalization;
  Professor in the Field
  of International
  Economics and Politics
  Yale University

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2015.

Citigroup Inc.
(Registrant)

/s/ John Gerspach

John C. Gerspach
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2015.

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

Duncan P. Hennes	Anthony M. Santomero
Franz B. Humer	Joan E. Spero
Michael E. O’Neill	Diana L. Taylor
Gary M. Reiner	William S. Thompson, Jr.
Judith Rodin	James S. Turley
Robert Ryan	Ernesto Zedillo Ponce de Leon

/s/ John Gerspach

John C. Gerspach

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01
Restated Certificate of Incorporation of the Company, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (File No. 001-9924)(the Company's September 30, 2014 10-Q).

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

4.19	Specimen Physical Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 9, 2011 (File No. 001-09924).

10.01*+	Citi Discretionary Incentive and Retention Award Plan (as Amended and Restated Effective as of January 1, 2015).

10.02.1*
Citigroup 1999 Stock Incentive Plan (as amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 001-09924).

10.02.2*
Citigroup 2009 Stock Incentive Plan (as amended and restated effective April 24, 2013), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 26, 2013 (File No. 001-09924).

10.02.3*	Citigroup 2014 Stock Incentive Plan, incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed April 25, 2014 (File No. 001-09924).

10.03*+	Citigroup Inc. Deferred Cash Award Plan (as Amended and Restated Effective as of January 1, 2015).

10.04.1*
Form of Citigroup Inc. 2012 Discretionary Incentive and Retention Award Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (File No. 001-09924).

10.04.2*
Form of Citigroup Inc. 2013 CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (File No. 001-09924).

10.04.3*
Form of Citigroup Inc. 2014 CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (File No. 001-09924).

10.04.4*	Form of Citigroup Inc. 2015 CAP/DCAP Agreement, incorporated by reference to Exhibit 10.01 to the Company’s September 30, 2014 10-Q.

10.05*	Form of Citigroup Executive Premium Price Option Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed January 21, 2009 (File No. 001-09924).

10.06*	2011 Citigroup Executive Performance Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 26, 2011 (File No. 001-09924).

10.07*
Form of Citigroup Inc. Employee Option Grant Agreement (Executive Option Grant Program), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 001-09924).

10.08*
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 19, 2013), incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-09924).

10.09*
Form of Citigroup Inc. Performance Share Unit Award Agreement (awards dated February 18, 2014), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (File No. 001-09924).

10.10*
Citigroup Management Committee Termination Notice and Non-Solicitation Policy, effective October 2, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 6, 2006 (File No. 001-09924).

10.11.1*	Citicorp Deferred Compensation Plan, effective October 1995, incorporated by reference to Exhibit 10 to Citicorp’s Registration Statement on Form S-8 filed February 15, 1996 (File No. 333-00983).

10.11.2*
Amendment to the Citicorp Deferred Compensation Plan, incorporated by reference to Exhibit 10.18.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the Company’s 1999 10-K).

10.11.3*
Amendment to the Citicorp Deferred Compensation Plan, effective as of September 28, 2001, incorporated by reference to Exhibit 10.17.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the Company’s 2001 10-K) (File No. 001-09924).

10.11.4*
Nonqualified Plan Amendment to the Citicorp Deferred Compensation Plan, adopted November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the Company’s 2009 10-K).

10.12.1*
Supplemental ERISA Compensation Plan of Citibank, N.A. and Affiliates, as amended and restated (the Citibank Supplemental ERISA Plan), incorporated by reference to Exhibit 10.(G) to Citicorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 001-05378).

10.12.2*	Amendment to the Citibank Supplemental ERISA Plan (the 1999 Amended Citibank Supplemental ERISA Plan), incorporated by reference to Exhibit 10.21.2 to the Company’s 1999 10-K.

10.12.3*
Amendment to the 1999 Amended Citibank Supplemental ERISA Plan (the 2005 Amended Citibank Supplemental ERISA Plan), incorporated by reference to Exhibit 10.04.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-09924).

10.12.4*
Amendment to the 2005 Amended Citibank Supplemental ERISA Plan, as amended January 1, 2009 (the 2009 Amended Citibank Supplemental ERISA Plan), incorporated by reference to Exhibit 10.01.4 to the Company’s 2009 10-K.

10.12.5*	Nonqualified Plan Amendment to the 2009 Amended Citibank Supplemental ERISA Plan, approved November 19, 2009, incorporated by reference to Exhibit 10.01.5 to the Company’s 2009 10-K.

10.12.6*
Amendment No. 4 to the 2009 Amended Citibank Supplemental ERISA Plan, approved December 21, 2012, incorporated by reference to Exhibit 10.01.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-09924).

10.13*
Citigroup Inc. Omnibus Non-Qualified Plan Amendment effective as of June 2, 2014, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (File No. 001-09924).

10.14*
Letter Agreement, dated December 21, 2011, between Citigroup Inc. and Michael Corbat, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2011 (File No. 001-09924).

10.15.1*
Citigroup Inc. Amended and Restated Compensation Plan for Non-Employee Directors (as of September 21, 2004), incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-09924).

10.15.2*
Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (pursuant to the Amended and Restated Compensation Plan for Non-Employee Directors), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 14, 2005 (File No. 001-09924).

10.15.3*
Form of Citigroup Inc. Non-Employee Director Equity Award Agreement (effective November 1, 2006), incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 001-09924).

10.16*
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

101.01+
Financial statements from the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2014, filed February 25, 2015, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

Copies of any of the exhibits referred to above will be furnished at a cost of $0.25 per page (although no charge will be made for the 2014 Annual Report on Form 10-K) to security holders who make written request to Citigroup Inc., Corporate Governance, 153 East 53rd Street, 19th Floor, New York, New York 10022.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.