Form 10-Q
period 2015-03-31
CITIGROUP INC
filed 2015-05-11
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Number of shares of Citigroup Inc. common stock outstanding on March 31, 2015: 3,034,139,677

Available on the web at www.citigroup.com

CITIGROUP INC FIRST QUARTER 2015—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) on February 25, 2015 (2014 Annual Report on Form 10-K). Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.
Certain reclassifications, including a realignment of certain businesses, have been made to the prior periods’ financial statements to conform to the current period’s presentation. For additional information on certain recent reclassifications, see Note 1 to the Consolidated Financial Statements and Citi’s Current Report on Form 8-K furnished to the SEC on April 8, 2015.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.

Citigroup is managed pursuant to the following segments:

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.
Note: Reflects recent business reclassifications. See “Overview” above for additional information.

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

First Quarter of 2015—Continued Progress on Execution Priorities
Citi’s first quarter of 2015 reflected solid overall results and steady progress on its execution priorities, including:

•
Efficient resource allocation and disciplined expense management: Citi continued to take actions to simplify and streamline the organization as well as improve productivity. Citi’s expense management in the current quarter was further aided by significantly lower legal and related expenses in Citi Holdings as compared to the prior-year period, as discussed further below.

•
Continued wind down of Citi Holdings, while maintaining profitability: Citi continued to wind down Citi Holdings, including reducing its assets by $29 billion, or 19%, from the prior-year period. In addition, as of March 31, 2015, Citi had executed agreements to sell over $30 billion of the remaining assets in Citi Holdings, including OneMain Financial, the largest business remaining in Citi Holdings. As described further below, Citi Holdings also maintained profitability in the first quarter of 2015.

•	Utilization of deferred tax assets (DTAs): Citi utilized approximately $1.2 billion in DTAs during the first quarter of 2015 (for additional information, see “Income Taxes” below).

While making steady progress on these initiatives in the first quarter of 2015, Citi expects the operating environment in 2015 to remain challenging. Overall, economic growth remains uneven, macroeconomic uncertainties and volatility continue and interest rates remain low. The legal environment also remains challenging, as the severity of the remedies sought, and obtained, in legal and regulatory proceedings against financial institutions has increased substantially over the past several years, and could lead to uncertain and potentially significant collateral consequences. For more information on these and other trends and risks that could impact Citi’s businesses, results of operations and financial condition, see the discussion of each businesses’ results of operations, “Forward-Looking Statements” and Note 25 to the Consolidated Financial Statements below, as well as the “Risk Factors” section of Citi’s 2014 Annual Report on Form 10-K.

First Quarter of 2015 Summary Results

Citigroup
Citigroup reported net income of $4.8 billion or $1.51 per diluted share, compared to $3.9 billion or $1.23 per share in the prior-year period. Results in the first quarter of 2015 included negative $73 million (negative $47 million after-tax) of CVA/DVA, compared to $7 million ($4 million after-tax) in the first quarter of 2014. First quarter of 2014 results also included approximately a $210 million tax charge related to corporate tax reforms enacted in two states, recorded in Corporate/Other.
Excluding these items, Citi reported net income of $4.8 billion in the first quarter of 2015, or $1.52 per diluted share, compared to $4.2 billion, or $1.30 per share, in the prior-year period. The 16% increase from the prior-year period was primarily driven by lower operating expenses, including the significantly lower legal and related expenses in Citi Holdings, and lower net credit losses, partially offset by lower revenues and a reduced net loan loss reserve release. (Citi’s results of operations excluding the impacts of CVA/DVA and the tax charge are non-GAAP financial measures.)
Citi’s revenues, net of interest expense, were $19.7 billion in the first quarter of 2015, down 2% versus the prior-year period. Excluding CVA/DVA, revenues were $19.8 billion, also down 2% from the prior-year period, driven by a 1% decline in Citicorp and a 7% decline in Citi Holdings. Excluding CVA/DVA and the impact of foreign exchange translation into U.S. dollars for reporting purposes (FX translation), Citigroup revenues increased 1% from the prior-year period, as 2% growth in Citicorp revenues was partially offset by the decrease in Citi Holdings. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.)

Expenses
Citigroup expenses decreased 10% versus the first quarter of 2014 to $10.9 billion, mostly driven by lower legal and related expenses ($387 million compared to $945 million in the prior-year period) and repositioning costs ($16 million compared to $211 million in the prior-year period), as well as the impact of FX translation (which lowered expenses by approximately $573 million in the first quarter of 2015 compared to the prior-year period).
Excluding the impact of FX translation, Citigroup’s expenses declined 6% driven by the significant decline in legal and related expenses in Citi Holdings, partially offset by a slight increase in Citicorp’s expenses.
Excluding the impact of FX translation, which lowered reported expenses by approximately $516 million in the first quarter of 2015, compared to the prior-year period, Citicorp expenses increased 1%, as growth-related expenses and higher regulatory and compliance cost were partially offset by ongoing efficiency savings. Citicorp expenses in the first quarter of 2015 included legal and related expenses of $307 million (largely in Corporate/Other), compared to $162 million in the prior-year period, and $1 million of repositioning charges, compared to $191 million in the prior-year period.
Citi Holdings’ expenses were $1.2 billion, down 43% from the prior-year period, reflecting the lower legal and related expenses ($80 million in the first quarter 2015 compared to $784 million in the prior-year period) as well as the ongoing decline in Citi Holdings’ assets.

Credit Costs and Allowance for Loan Losses
Citi’s total provisions for credit losses and for benefits and claims of $1.9 billion declined 3% from the prior-year period. Net credit losses of $2.0 billion were down 20% versus the prior-year period. Consumer net credit losses declined 14% to $2.0 billion, reflecting continued improvements in the North America mortgage portfolio within Citi Holdings, as well as improvements in both North America Citi-branded cards and Citi retail services in Citicorp. Corporate net credit losses decreased to negative $9 million from $145 million in the prior-year period. As previously disclosed, corporate net credit losses in the first quarter of 2014 included approximately $165 million of net credit losses related to the Pemex supplier program in Mexico (for additional information, see “Institutional Clients Group” below).
The net release of allowance for loan losses and unfunded lending commitments was $239 million in the first quarter of 2015, compared to a $673 million release in the prior-year period. Citicorp’s net reserve release declined to $38 million from $323 million in prior-year period due to a lower reserve release in North America Global Consumer Banking (GCB), as credit continued to stabilize, and a reserve build in Institutional Clients Group (ICG) (for additional information, see “Institutional Clients Group” below). Citi Holdings’ net reserve release decreased 43% to $201 million, primarily due to lower releases related to the North America mortgage portfolio, which also had lower net credit losses.
For additional information on Citi’s credit costs and allowance for loan losses, including delinquency trends in its credit portfolios, see “Credit Risk” below. Overall, Citi expects its credit costs could increase during the remainder 2015, driven by loan growth as well as lower loan loss reserve releases.

Capital
Citi continued to grow its regulatory capital during the first quarter of 2015, primarily through retained earnings and continued utilization of its DTAs, as referenced above. Citigroup’s Tier 1 Capital and Common Equity Tier 1 Capital ratios, on a fully implemented basis, were 12.1% and 11.1% as of March 31, 2015, respectively, compared to 11.1% and 10.5% as of March 31, 2014 (all based on the Basel III Advanced Approaches for determining risk-weighted assets). Citigroup’s Supplementary Leverage ratio as of March 31, 2015, on a fully implemented basis, was 6.4%, compared to 5.7% as of March 31, 2014. For additional information on Citi’s capital ratios and related components, see “Capital Resources” below.

Citicorp
Citicorp net income increased 9% from the prior-year period to $4.6 billion. CVA/DVA, recorded in ICG, was negative $69 million (negative $44 million after-tax) in the first quarter of 2015, compared to negative $7 million (negative $4 million after-tax) in the prior-year period (for a summary of CVA/DVA by business within ICG, see “Institutional Clients Group” below).
Excluding CVA/DVA as well as the tax item in the prior-year period noted above, Citicorp’s net income was $4.7 billion, up 5% from the prior-year period, primarily driven by lower operating expenses and lower net credit losses, partially offset by lower revenues and a lower net loan loss reserve release.
Citicorp revenues, net of interest expense, decreased 2% from the prior-year period to $17.9 billion. Excluding CVA/DVA, Citicorp revenues were $18.0 billion in the first quarter of 2015, down 1% from the prior-year period. As referenced above, excluding CVA/DVA and the impact of FX translation, Citicorp’s revenues grew 2%, driven by retail banking in North America GCB and Banking within ICG, partially offset by lower Markets revenues.
GCB revenues of $8.7 billion decreased 2% versus the prior-year period. Excluding the impact of FX translation, GCB revenues increased 2%, driven by growth in North America. North America GCB revenues increased 4% to $5.0 billion driven by higher retail banking revenues and higher Citi retail services revenues, partially offset by lower revenues in Citi-branded cards. Retail banking revenues increased 18% to $1.3 billion versus the prior-year period, reflecting continued volume growth, higher mortgage origination activity, improved deposit spreads and the impact of asset sales. Citi-branded cards revenues of $2.0 billion were down 1% versus the prior-year period, as the impact of lower average loans was partially offset by growth in purchase sales and an improvement in spreads. Citi retail services revenues increased 1% to $1.6 billion, primarily reflecting the impact of higher spreads and growth in average loans, partially offset by higher contractual partner payments. North America GCB average deposits of $172 billion grew 1% year-over-year and average retail loans of $48 billion grew 6%. Average card loans of $108 billion decreased 3%, and purchase sales of $57 billion increased 2% versus the prior-year period. For additional information on the results of operations of North America GCB for the first quarter of 2015, see “Global Consumer Banking-North America GCB” below.
International GCB revenues (consisting of EMEA GCB, Latin America GCB and Asia GCB) decreased 10% versus the prior-year period to $3.7 billion. Excluding the impact of FX translation, international GCB revenues were largely unchanged versus the prior-year period, reflecting relatively unchanged revenues in Latin America GCB and a 1% decline in Asia GCB (for the impact of FX translation on the first quarter of 2015 results of operations for each of Latin America GCB and Asia GCB, see the table accompanying the discussion of each respective business’ results of operations below). International GCB revenues, excluding the impact of FX translation, mainly reflected modest volume growth offset by spread compression, the ongoing impact of regulatory changes as well as the impact of business divestitures in Latin America GCB in the prior-year period. For additional information on the results of operations of Latin America GCB and Asia GCB (which includes the results of operations of EMEA GCB for reporting purposes) for the first quarter of 2015, see “Global Consumer Banking” below. Year-over-year, international GCB average deposits of $131 billion increased 5%, average retail loans of $101 billion increased 4%, investment sales of $22 billion increased 4%, average card loans of $27 billion increased 2% and card purchase sales of $25 billion increased 7%, all excluding the impact of FX translation.
ICG revenues were $9.0 billion in the first quarter of 2015, down 1% from the prior-year period. Excluding CVA/DVA, ICG revenues were $9.1 billion, also down 1% from the prior-year period. Banking revenues of $4.2 billion, excluding CVA/DVA and the impact of mark-to-market gains (losses) on hedges related to accrual loans within corporate lending (see below), increased 4% from the prior-year period, primarily reflecting growth in investment banking, corporate lending and private bank revenues. Investment banking revenues increased 14% versus the prior-year period, driven by a 70% increase in advisory revenues to $298 million and a 16% increase in debt underwriting to $669 million, partially offset by a 23% decline in equity underwriting revenues to $231 million. Private bank revenues, excluding CVA/DVA, increased 6% to $708 million from the prior-year period, driven by increased client volumes and growth in capital markets products. Corporate lending revenues rose 25% to $497 million, including $52 million of mark-to-market gains on hedges related to accrual loans, compared to a $17 million loss in the prior-year period. Excluding the mark-to-market impact on hedges related to accrual loans in both periods, corporate lending revenues rose 7% versus the prior-year period to $445 million, reflecting growth in average loans and improvement in mark-to-market adjustments. Treasury and trade solutions revenues decreased 2% versus the prior-year period to $1.9 billion. Excluding the impact of FX translation, treasury and trade solutions revenues increased 4%, as growth in deposit balances and spreads was partially offset by lower trade revenues.
Markets and securities services revenues of $4.8 billion, excluding CVA/DVA, decreased 6% from the prior-year period. Fixed income markets revenues of $3.5 billion, excluding CVA/DVA, decreased 11% from the prior-year period, primarily driven by lower spread product revenues, partially offset by growth in rates and currencies revenues. Equity markets revenues of $873 million, excluding CVA/DVA, declined 1% versus the prior-year period, driven by lower revenues in cash equities partially offset by growth in prime finance. Securities services revenues of $543 million increased 12% versus the prior-year period reflecting increased activity and higher client balances. For additional information on the results of operations of ICG for the first quarter of 2015, see “Institutional Clients Group” below.
Corporate/Other revenues decreased slightly to $212 million from $223 million in the prior-year period. For additional information on the results of operations of

Corporate/Other for the first quarter of 2015, see “Corporate/Other” below.
Citicorp end-of-period loans decreased 1% from the prior-year period to $559 billion. Corporate loans were unchanged at $279 billion, and consumer loans decreased 3% to $280 billion. Excluding the impact of FX translation, Citicorp loans grew 2%, with 4% growth in corporate loans and 1% growth in consumer loans.

Citi Holdings
Citi Holdings’ net income was $146 million in the first quarter of 2015, compared to a net loss of $284 million in the prior-year period. CVA/DVA was negative $4 million (negative $3 million after-tax) in the first quarter of 2015, compared to $14 million ($8 million after-tax) in the prior-year period. Excluding the impact of CVA/DVA, Citi Holdings’ net income was $149 million in the current quarter, compared to a net loss of $292 million in the prior-year period, primarily reflecting the lower legal and related expenses.
Citi Holdings’ revenues decreased 8% to $1.8 billion from the prior-year period. Excluding CVA/DVA, Citi Holdings’ revenues decreased 7% to $1.8 billion from the prior-year period, primarily driven by the overall wind down of the portfolio. For additional information on the results of operations of Citi Holdings in the first quarter of 2015, see “Citi Holdings” below.
At the end of the current quarter, Citi Holdings’ assets were $122 billion, 19% below the prior-year period, and represented approximately 7% of Citi’s total GAAP assets and 14% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per-share amounts and ratios	2015	2014	% Change
Net interest revenue	$11,572	$11,759	(2)%
Non-interest revenue	8,164	8,447	(3)
Revenues, net of interest expense	$19,736	$20,206	(2)%
Operating expenses	10,884	12,149	(10)
Provisions for credit losses and for benefits and claims	1,915	1,974	(3)
Income from continuing operations before income taxes	$6,937	$6,083	14%
Income taxes	2,120	2,131	(1)
Income from continuing operations	$4,817	$3,952	22%
Income (loss) from discontinued operations, net of taxes (1)	(5)	37	NM
Net income before attribution of noncontrolling interests	$4,812	$3,989	21%
Net income attributable to noncontrolling interests	42	45	(7)
Citigroup’s net income	$4,770	$3,944	21%
Less:
Preferred dividends-Basic	$128	$124	3%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	62	62	—
Income allocated to unrestricted common shareholders for basic EPS	$4,580	$3,758	22%
Add: Interest expense, net of tax, dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	—	—
Income allocated to unrestricted common shareholders for diluted EPS	$4,580	$3,758	22%
Earnings per share
Basic
Income from continuing operations	$1.51	$1.23	23%
Net income	1.51	1.24	22
Diluted
Income from continuing operations	$1.51	$1.22	24%
Net income	1.51	1.23	23
Dividends declared per common share	0.01	0.01	—

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

	Citigroup Inc. and Consolidated Subsidiaries
	First Quarter
In millions of dollars, except per-share amounts, ratios and direct staff	2015	2014	% Change
At March 31:
Total assets	$1,831,801	$1,894,390	(3)%
Total deposits (2)	899,647	966,263	(7)
Long-term debt	210,522	222,747	(5)
Citigroup common stockholders’ equity	202,652	200,898	1
Total Citigroup stockholders’ equity	214,620	208,116	3
Direct staff (in thousands)	239	248	(4)
Performance metrics
Return on average assets	1.04%	0.85%
Return on average common stockholders’ equity (3)	9.4	7.8
Return on average total stockholders’ equity (3)	9.1	7.8
Efficiency ratio (Operating expenses/Total revenues)	55	60
Basel III ratios - full implementation
Common Equity Tier 1 Capital (4)	11.06%	10.45%
Tier 1 Capital (4)	12.07	11.11
Total Capital (4)	13.38	12.52
Supplementary Leverage ratio (5)	6.44	5.70
Citigroup common stockholders’ equity to assets	11.06%	10.60%
Total Citigroup stockholders’ equity to assets	11.72	10.99
Dividend payout ratio (6)	0.7	0.8
Book value per common share	$66.79	$66.13	1%
Ratio of earnings to fixed charges and preferred stock dividends	3.13x	2.59x

(1)
Discontinued operations include Credicard, Citi Capital Advisors and Egg Banking credit card business. See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

(2)
Reflects reclassification of approximately $20 billion of deposits to held-for-sale (Other liabilities) at March 31, 2015 as a result of the agreement in December 2014 to sell Citi’s retail banking business in Japan. See Note 2 to the Consolidated Financial Statements.

(3)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(4)
Capital ratios based on the U.S. Basel III rules, with full implementation assumed for capital components; risk-weighted assets based on the Advanced Approaches for determining total risk-weighted assets. See “Capital Resources” below.

(5)
Citi’s Supplementary Leverage ratio (SLR) is based on the U.S. Basel III rules, on a fully-implemented basis. Citi’s SLR represents the ratio of Tier 1 Capital to Total Leverage Exposure (TLE). TLE is the sum of the daily average of on-balance sheet assets for the quarter and the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter, less applicable Tier 1 Capital deductions. See “Capital Resources” below.

(6) Dividends declared per common share as a percentage of net income per diluted share.

NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
The following tables show the income (loss) and revenues for Citigroup on a segment and business view:
CITIGROUP INCOME

	First Quarter		% Change
In millions of dollars	2015	2014
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,140	$1,018	12%
Latin America	244	291	(16)
Asia (1)	341	365	(7)
Total	$1,725	$1,674	3%
Institutional Clients Group
North America	$1,015	$1,305	(22)%
EMEA	857	792	8
Latin America	413	340	21
Asia	679	511	33
Total	$2,964	$2,948	1%
Corporate/Other	$(19)	$(388)	95%
Total Citicorp	$4,670	$4,234	10%
Citi Holdings	$147	$(282)	NM
Income from continuing operations	$4,817	$3,952	22%
Discontinued operations	$(5)	$37	NM
Net income attributable to noncontrolling interests	42	45	(7)%
Citigroup’s net income	$4,770	$3,944	21%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	First Quarter		% Change
In millions of dollars	2015	2014
CITICORP
Global Consumer Banking
North America	$4,994	$4,790	4%
Latin America	1,835	2,083	(12)
Asia (1)	1,833	1,971	(7)
Total	$8,662	$8,844	(2)%
Institutional Clients Group
North America	$3,303	$3,561	(7)%
EMEA	2,763	2,771	—
Latin America	1,065	1,101	(3)
Asia	1,897	1,721	10
Total	$9,028	$9,154	(1)%
Corporate/Other	$212	$223	(5)%
Total Citicorp	$17,902	$18,221	(2)%
Citi Holdings	$1,834	$1,985	(8)%
Total Citigroup net revenues	$19,736	$20,206	(2)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

This page intentionally left blank.

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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of consumer banking in North America, Latin America, EMEA and Asia) and Institutional Clients Group (which includes Banking and Markets and securities services). Citicorp also includes Corporate/Other. At March 31, 2015, Citicorp had $1.7 trillion of assets and $888 billion of deposits, representing 93% of Citi’s total assets and 99% of Citi’s total deposits, respectively.

	First Quarter
In millions of dollars except as otherwise noted	2015	2014	% Change
Net interest revenue	$10,517	$10,583	(1)%
Non-interest revenue	7,385	7,638	(3)
Total revenues, net of interest expense	$17,902	$18,221	(2)%
Provisions for credit losses and for benefits and claims
Net credit losses	$1,549	$1,866	(17)%
Credit reserve build (release)	(6)	(300)	98
Provision for loan losses	$1,543	$1,566	(1)%
Provision for benefits and claims	28	41	(32)
Provision for unfunded lending commitments	(32)	(23)	(39)
Total provisions for credit losses and for benefits and claims	$1,539	$1,584	(3)%
Total operating expenses	$9,727	$10,131	(4)%
Income from continuing operations before taxes	$6,636	$6,506	2%
Income taxes	1,966	2,272	(13)
Income from continuing operations	$4,670	$4,234	10%
Income (loss) from discontinued operations, net of taxes	(5)	37	NM
Noncontrolling interests	41	43	(5)
Net income	$4,624	$4,228	9%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,710	$1,743	(2)%
Average assets	1,727	1,736	(1)
Return on average assets	1.09%	0.99%
Efficiency ratio (Operating expenses/Total revenues)	54%	56%
Total EOP loans	$559	$567	(1)
Total EOP deposits	$888	$904	(2)
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical consumer banking businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is a globally diversified business with 3,027 branches in 24 countries around the world as of March 31, 2015. At March 31, 2015, GCB had $387 billion of assets and $304 billion of deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	First Quarter		% Change
In millions of dollars except as otherwise noted	2015	2014
Net interest revenue	$6,701	$6,801	(1)%
Non-interest revenue	1,961	2,043	(4)
Total revenues, net of interest expense	$8,662	$8,844	(2)%
Total operating expenses	$4,552	$4,871	(7)%
Net credit losses	$1,551	$1,732	(10)%
Credit reserve build (release)	(113)	(213)	47
Provision (release) for unfunded lending commitments	(1)	(3)	67
Provision for benefits and claims	28	41	(32)
Provisions for credit losses and for benefits and claims	$1,465	$1,557	(6)%
Income from continuing operations before taxes	$2,645	$2,416	9%
Income taxes	920	742	24
Income from continuing operations	$1,725	$1,674	3%
Noncontrolling interests	(5)	7	NM
Net income	$1,730	$1,667	4%
Balance Sheet data (in billions of dollars)
Average assets	$394	$406	(3)%
Return on average assets	1.78%	1.67%
Efficiency ratio	53%	55%
Total EOP assets	$387	$407	(5)
Average deposits	302	303	—
Net credit losses as a percentage of average loans	2.22%	2.43%
Revenue by business
Retail banking	$3,774	$3,789	—%
Cards (1)	4,888	5,055	(3)
Total	$8,662	$8,844	(2)%
Income from continuing operations by business
Retail banking	$574	$426	35%
Cards (1)	1,151	1,248	(8)
Total	$1,725	$1,674	3%
(Table continues on next page.)

Foreign currency (FX) translation impact
Total revenue-as reported	$8,662	$8,844	(2)%
Impact of FX translation (2)	—	(371)
Total revenues-ex-FX	$8,662	$8,473	2%
Total operating expenses-as reported	$4,552	$4,871	(7)%
Impact of FX translation (2)	—	(220)
Total operating expenses-ex-FX	$4,552	$4,651	(2)%
Total provisions for LLR & PBC-as reported	$1,465	$1,557	(6)%
Impact of FX translation (2)	—	(84)
Total provisions for LLR & PBC-ex-FX	$1,465	$1,473	(1)%
Net income-as reported	$1,730	$1,667	4%
Impact of FX translation (2)	—	(28)
Net income-ex-FX	$1,730	$1,639	6%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the first quarter of 2015 average exchange rates for all periods presented.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small to mid-size businesses in the U.S. North America GCB’s 788 retail bank branches as of March 31, 2015 were largely concentrated in the greater metropolitan areas of New York, Chicago, Miami, Washington, D.C., Boston, Los Angeles and San Francisco.
At March 31, 2015, North America GCB had approximately 11.3 million retail banking customer accounts, $47.8 billion of retail banking loans and $172.6 billion of deposits. In addition, North America GCB had approximately 111.0 million Citi-branded and Citi retail services credit card accounts, with $105.9 billion in outstanding card loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2015	2014
Net interest revenue	$4,305	$4,187	3%
Non-interest revenue	689	603	14
Total revenues, net of interest expense	$4,994	$4,790	4%
Total operating expenses	$2,292	$2,439	(6)%
Net credit losses	$961	$1,102	(13)%
Credit reserve build (release)	(100)	(271)	63
Provisions for benefits and claims	10	7	43
Provision for unfunded lending commitments	1	2	(50)
Provisions for credit losses and for benefits and claims	$872	$840	4%
Income from continuing operations before taxes	$1,830	$1,511	21%
Income taxes	690	493	40
Income from continuing operations	$1,140	$1,018	12%
Noncontrolling interests	—	—	—
Net income	$1,140	$1,018	12%
Balance Sheet data (in billions of dollars)
Average assets	$208	$210	(1)%
Return on average assets	2.22%	1.97%
Efficiency ratio	46%	51%
Average deposits	$171.6	$170.7	1
Net credit losses as a percentage of average loans	2.51%	2.87%
Revenue by business
Retail banking	$1,348	$1,144	18%
Citi-branded cards	2,009	2,021	(1)
Citi retail services	1,637	1,625	1
Total	$4,994	$4,790	4%
Income from continuing operations by business
Retail banking	$197	$18	NM
Citi-branded cards	539	564	(4)
Citi retail services	404	436	(7)
Total	$1,140	$1,018	12%

NM Not meaningful

1Q15 vs. 1Q14
Net income increased 12% due to higher revenues, lower expenses and lower net credit losses, partially offset by a lower net loan loss reserve release.
Revenues increased 4%, primarily reflecting higher revenues in retail banking. Net interest revenue increased 3% primarily due to continued volume growth in retail banking and improved deposit spreads, which more than offset lower average loans in Citi-branded cards. Non-interest revenue increased 14%, driven by higher mortgage origination revenues due to higher U.S. mortgage refinancing activity and a gain on sale of approximately $110 million related to the sale of branches in Texas compared to a gain of approximately $70 million related to a sale-leaseback transaction in the prior-year period. The increase in non-interest revenues was partially offset by a continued decline in Citi retail services non-interest revenues, primarily reflecting higher contractual partner payments.
Retail banking revenues of $1.3 billion increased 18% due to 6% growth in average loans, 1% growth in average deposits, the gain on branch sales, the higher mortgage origination revenues and improved deposit spreads. Consistent with GCB’s strategy, since the first quarter of 2014, North America GCB closed or sold 174 branches (an 18% decline from the prior-year period).
Cards revenues were unchanged as a 3% decrease in average loans was partially offset by a 2% increase in purchase sales to $57.4 billion, despite the continuing negative impact of lower gas prices, particularly in Citi retail services. In Citi-branded cards, revenues decreased 1% as the continued impact of lower average loans (5% decline from the prior-year period) was partially offset by the impact of a 3% increase in purchase sales and higher net interest spreads, driven by the continued reduction of promotional balances in the portfolio and lower cost of funds. The decline in average loans was driven primarily by the reduction in promotional balances, and to a lesser extent, increased customer payment rates.
Citi retail services revenues increased 1% primarily due to the impact of higher spreads and 1% growth in average loans, partially offset by the higher contractual partner payments. Purchase sales in Citi retail services decreased 1% from the prior-year period, as the impact from lower gas prices was partially offset by portfolio growth.
Expenses decreased 6% as ongoing cost reduction initiatives and lower repositioning charges and legal and related expenses were partially offset by increased investment spending.
Provisions increased 4% due to lower loan loss reserve releases (63%), partially offset by lower net credit losses (13%). Net credit losses declined in Citi-branded cards (down 16% to $492 million) and in Citi retail services (down 10% to $433 million). The lower loan loss reserve release reflected continued stabilization in the cards portfolios.

LATIN AMERICA GCB
Latin America GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America GCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with 1,498 branches as of March 31, 2015.
At March 31, 2015, Latin America GCB had 1,700 retail branches, with approximately 30.5 million retail banking customer accounts, $25.6 billion in retail banking loans and $42.0 billion in deposits. In addition, the business had approximately 8.1 million Citi-branded card accounts with $8.5 billion in outstanding loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2015	2014
Net interest revenue	$1,242	$1,364	(9)%
Non-interest revenue	593	719	(18)
Total revenues, net of interest expense	$1,835	$2,083	(12)%
Total operating expenses	$1,080	$1,203	(10)%
Net credit losses	$417	$436	(4)%
Credit reserve build (release)	22	51	(57)
Provision (release) for unfunded lending commitments	(3)	(1)	NM
Provision for benefits and claims	18	34	(47)
Provisions for loan losses and for benefits and claims (LLR & PBC)	$454	$520	(13)%
Income from continuing operations before taxes	$301	$360	(16)%
Income taxes	57	69	(17)
Income from continuing operations	$244	$291	(16)%
Noncontrolling interests	—	2	(100)
Net income	$244	$289	(16)%
Balance Sheet data (in billions of dollars)
Average assets	$68	$76	(11)%
Return on average assets	1.46%	1.54%
Efficiency ratio	59%	58%
Average deposits	$42.2	$43.8	(4)
Net credit losses as a percentage of average loans	4.90%	4.60%
Revenue by business
Retail banking	$1,251	$1,420	(12)%
Citi-branded cards	584	663	(12)
Total	$1,835	$2,083	(12)%
Income from continuing operations by business
Retail banking	$154	$204	(25)%
Citi-branded cards	90	87	3
Total	$244	$291	(16)%

Foreign currency (FX) translation impact
Total revenues-as reported	$1,835	$2,083	(12)%
Impact of FX translation (1)	—	(255)
Total revenues-ex-FX	$1,835	$1,828	—%
Total operating expenses-as reported	$1,080	$1,203	(10)%
Impact of FX translation (1)	—	(132)
Total operating expenses-ex-FX	$1,080	$1,071	1%
Provisions for LLR & PBC-as reported	$454	$520	(13)%
Impact of FX translation (1)	—	(69)
Provisions for LLR & PBC-ex-FX	$454	$451	1%
Net income-as reported	$244	$289	(16)%
Impact of FX translation (1)	—	(25)
Net income-ex-FX	$244	$264	(8)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the first quarter of 2015 average exchange rates for all periods presented.
NM Not Meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q15 vs. 1Q14
Net income decreased 8% primarily due to higher expenses and credit costs.
Revenues were unchanged as higher volume growth in Mexico (1% increase in average loans and 8% increase in average deposits) was offset by the impact of business divestitures in the prior year, including the sales of the Honduras consumer business in the second quarter of 2014 and the partial sale of Citi’s indirect investment in Banco de Chile in the first quarter of 2014. Net interest revenue increased 4% due to 2% average loan growth and stable spreads in Mexico, partially offset by ongoing spread compression in other Latin America markets and the impact of the business divestitures in the prior-year period. Non-interest revenue decreased 7%, primarily due to the impact of the business divestitures in the prior-year period.
Retail banking revenues were unchanged, as increases in average loans (2%), investment sales (3%) and average deposits (6%) were offset by the impact of the business divestitures in the prior-year period. Cards revenues increased 1%, as growth in Mexico was largely offset by declines in other Latin America markets. Slow economic growth in the region continued to impact cards revenue growth.
Expenses increased 1%, primarily due to higher legal and related expenses and higher technology costs, partially offset by lower repositioning charges and efficiency savings.
Provisions increased 1%, primarily due to higher net credit losses, partially offset by a lower loan loss reserve build. Net credit losses increased 10%, primarily driven by portfolio growth and continued seasoning in the Mexico cards portfolio. The loan loss reserve build declined 57% due to a lower build related to Mexico cards, partially offset by a build in Brazil commercial banking.

Argentina/Venezuela
For additional information on Citi’s exposures and risks in Argentina and Venezuela , see “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk-Country and Cross-Border Risk” below.

ASIA GCB
Asia GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in Korea, Singapore, Hong Kong, Australia, India, Taiwan, Malaysia, Thailand, Indonesia and the Philippines as of March 31, 2015. In addition, for reporting purposes, Asia GCB includes the results of operations of EMEA GCB, which provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Poland, Russia and the United Arab Emirates.
At March 31, 2015, on a combined basis, the businesses had 539 retail branches, approximately 17.4 million retail banking customer accounts, $74.5 billion in retail banking loans and $89.7 billion in deposits. In addition, the businesses had approximately 17.2 million Citi-branded card accounts with $17.8 billion in outstanding loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted (1)	2015	2014
Net interest revenue	$1,154	$1,250	(8)%
Non-interest revenue	679	721	(6)
Total revenues, net of interest expense	$1,833	$1,971	(7)%
Total operating expenses	$1,180	$1,229	(4)%
Net credit losses	$173	$194	(11)%
Credit reserve build (release)	(35)	7	NM
Provision for unfunded lending commitments	1	(4)	NM
Provisions for loan losses	$139	$197	(29)%
Income from continuing operations before taxes	$514	$545	(6)%
Income taxes	173	180	(4)
Income from continuing operations	$341	$365	(7)%
Noncontrolling interests	(5)	5	NM
Net income	$346	$360	(4)%
Balance Sheet data (in billions of dollars)
Average assets	$118	$120	(2)%
Return on average assets	1.19%	1.22%
Efficiency ratio	64%	62%
Average deposits	$88.4	$88.4	—
Net credit losses as a percentage of average loans	0.75%	0.83%
Revenue by business
Retail banking	$1,175	$1,225	(4)%
Citi-branded cards	658	746	(12)
Total	$1,833	$1,971	(7)%
Income from continuing operations by business
Retail banking	$223	$204	9%
Citi-branded cards	118	161	(27)
Total	$341	$365	(7)%
Foreign currency (FX) translation impact
Total revenues-as reported	$1,833	$1,971	(7)%
Impact of FX translation (2)	—	(116)
Total revenues-ex-FX	$1,833	$1,855	(1)%
Total operating expenses-as reported	$1,180	$1,229	(4)%
Impact of FX translation (2)	—	(88)
Total operating expenses-ex-FX	$1,180	$1,141	3%
Provisions for loan losses-as reported	$139	$197	(29)%
Impact of FX translation (2)	—	(15)
Provisions for loan losses-ex-FX	$139	$182	(24)%
Net income-as reported	$346	$360	(4)%
Impact of FX translation (2)	—	(3)
Net income-ex-FX	$346	$357	(3)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the first quarter of 2015 average exchange rates for all periods presented.

NM	Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q15 vs. 1Q14
Net income decreased 3%, primarily due to higher expenses and lower revenues, partially offset by lower credit costs.
Revenues decreased 1%. Non-interest revenue decreased 1%, primarily driven by lower fee revenues. Net interest revenue declined 1%, driven by the ongoing impact of regulatory changes, continued spread compression and the repositioning of the franchise in Korea during 2014.
Retail banking revenues increased 1%, primarily due to higher volumes, as investment sales increased 5%, average retail deposits increased 5% and average retail loans increased 5%, largely offset by continued spread compression and the repositioning of the franchise in Korea.
Cards revenues decreased 5% due to the ongoing impact of spread compression and regulatory changes, particularly in Australia, Hong Kong, Taiwan, Korea and Poland, partially offset by a 3% increase in average loans and a 6% increase in purchase sales.
While the repositioning in Korea during 2014 continued to have a negative impact on year-over-year revenue comparisons in Asia GCB, revenues in Korea remained largely stable on a sequential basis. Further, while Citi could continue to experience a negative impact on revenues from spread compression and regulatory changes in several markets, it expects the impact of regulatory change and spread compression could begin to abate.
Expenses increased 3%, largely due to higher regulatory and compliance costs, volume-related growth and investment spending, partially offset by ongoing efficiency savings.
Provisions decreased 24%, primarily due to higher loan loss reserve releases and lower net credit losses.

Russia
For additional information on Citi’s exposures and risks in Russia, see “EMEA GCB” and “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk-Country and Cross-Border Risk” below.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in over 95 countries and jurisdictions. At March 31, 2015, ICG had approximately $1.3 trillion of assets and $571 billion of deposits, while two of its businesses, securities services and issuer services, managed approximately $16.0 trillion of assets under custody compared to $14.7 trillion at the end of the prior-year period.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2015	2014
Commissions and fees	$995	$1,014	(2)%
Administration and other fiduciary fees	608	624	(3)%
Investment banking	1,134	957	18%
Principal transactions	2,198	2,603	(16)%
Other	249	139	79%
Total non-interest revenue	$5,184	$5,337	(3)%
Net interest revenue (including dividends)	3,844	3,817	1%
Total revenues, net of interest expense	$9,028	$9,154	(1)%
Total operating expenses	$4,632	$4,858	(5)%
Net credit losses	$(2)	$134	NM
Provision (release) for unfunded lending commitments	107	(87)	NM
Credit reserve release	(31)	(20)	(55)%
Provisions for credit losses	$74	$27	NM
Income from continuing operations before taxes	$4,322	$4,269	1%
Income taxes	1,358	1,321	3%
Income from continuing operations	$2,964	$2,948	1%
Noncontrolling interests	36	26	38%
Net income	$2,928	$2,922	—%
Average assets (in billions of dollars)	$1,274	$1,282	(1)%
Return on average assets	0.93%	0.92%
Efficiency ratio	51%	53%
Revenues by region
North America	$3,303	$3,561	(7)%
EMEA	2,763	2,771	—%
Latin America	1,065	1,101	(3)%
Asia	1,897	1,721	10%
Total	$9,028	$9,154	(1)%
Income from continuing operations by region
North America	$1,015	$1,305	(22)%
EMEA	857	792	8%
Latin America	413	340	21%
Asia	679	511	33%
Total	$2,964	$2,948	1%

Average loans by region (in billions of dollars)
North America	$119	$107	11%
EMEA	57	57	—%
Latin America	38	40	(5)%
Asia	62	68	(9)%
Total	$276	$272	1%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$387	$381	2%
All other ICG businesses	184	188	(2)%
Total	$571	$569	—%

ICG Revenue Details—Excluding CVA/DVA and Gain/(Loss) on Loan Hedges

	First Quarter		% Change
In millions of dollars	2015	2014
Investment banking revenue details
Advisory	$298	$175	70%
Equity underwriting	231	299	(23)
Debt underwriting	669	579	16
Total investment banking	$1,198	$1,053	14%
Treasury and trade solutions	1,889	1,921	(2)
Corporate lending - excluding gain/(loss) on loan hedges	445	416	7
Private bank	708	670	6
Total banking revenues (ex-CVA/DVA and gain/(loss) on loan hedges)	$4,240	$4,060	4%
Corporate lending - gain/(loss) on loan hedges (1)	$52	$(17)	NM
Total banking revenues (ex-CVA/DVA and including gain/(loss) on loan hedges)	$4,292	$4,043	6%
Fixed income markets	$3,483	$3,929	(11)%
Equity markets	873	882	(1)
Securities services	543	485	12
Other	(94)	(178)	47
Total Markets and securities services (ex-CVA/DVA)	$4,805	$5,118	(6)%
Total ICG (ex-CVA/DVA)	$9,097	$9,161	(1)%
CVA/DVA (excluded as applicable in lines above) (2)	(69)	(7)	NM
Fixed income markets	(75)	(26)	NM
Equity markets	3	16	(81)
Private bank	3	3	—
Total revenues, net of interest expense	$9,028	$9,154	(1)%

(1)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection.

(2)	Funding valuation adjustments (FVA) is included within CVA for presentation purposes. For additional information, see Note 22 to the Consolidated Financial Statements.
NM Not meaningful

The discussion of the results of operations for ICG below excludes the impact of CVA/DVA for all periods presented. Presentations of the results of operations, excluding the impact of CVA/DVA and the impact of gains/(losses) on hedges on accrual loans, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

1Q15 vs. 1Q14
Net income increased 2%, primarily driven by lower expenses, partially offset by lower revenues and an increase in the cost of credit.

•
Revenues decreased 1%, reflecting lower revenues in Markets and securities services (decrease of 6%), partially offset by higher revenues in Banking (increase of 6%, 4% excluding the gains/(losses) on hedges on accrual loans).

Within Banking:

•
Investment banking revenues increased 14%, reflecting improved overall wallet share, partially offset by a decline in the overall market environment due to lower loan underwriting activity. The increase in Citi’s overall wallet share was primarily driven by advisory and debt underwriting, partially offset by a decrease in equity underwriting. Advisory revenues increased 70%, reflecting increased wallet share and strength in the overall M&A market. Equity underwriting revenues decreased 23% due in part to further share fragmentation. Debt underwriting revenues increased 16% due to the increased wallet share, particularly in investment grade debt in North America.

•
Treasury and trade solutions revenues decreased 2%. Excluding the impact of FX translation, revenues increased 4%, as continued growth in deposit balances and improved spreads were partially offset by lower activity and the impact of spread compression in trade, particularly in Asia. End-of-period deposit balances increased 2% (7% excluding the impact of FX translation), largely driven by North America and Asia. Average trade loans decreased 15% (12% excluding the impact of FX translation), as the business maintained origination volumes while reducing lower spread assets and increasing asset sales to optimize returns (see “Balance Sheet Review” below).

•
Corporate lending revenues increased 25%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues increased 7%, primarily due to continued growth in average loan balances and improvement in mark-to-market adjustments.

•
Private bank revenues increased 6%, primarily due to growth in client business volumes in both lending and banking, as well as higher capital markets activity, partially offset by continued spread compression in lending and lower managed investment revenues driven by strong performance in the prior-year period.

Within Markets and securities services:

•
Fixed income markets revenues decreased 11%, driven by a decrease in spread products revenues, partially offset by growth in rates and currencies revenues. Spread products revenues declined, particularly in North America, due to lower activity in the quarter, as well as strong performance in the prior-year period. Distressed credit, non-investment grade collateralized lending obligations and municipals products all experienced lower activity levels due to lower risk appetite across the credit markets, partially offset by increased client activity in investment grade credit. Rates and currencies revenues increased, particularly in EMEA and Asia, due to increased client flows in G10 and local markets, driven in part by central bank actions and increased foreign exchange volatility, partially offset by the previously-disclosed modest loss on the Swiss franc revaluation early in the current quarter.

•
Equity markets revenues decreased 1%, primarily reflecting lower cash equity revenues due to reduced client flows, particularly in North America and EMEA, partially offset by growth in prime finance largely due to improved spreads.

•	Securities services revenues increased 12%, reflecting increased client activity and higher client balances, which drove growth in net interest revenue and custody and clearing fees.

Expenses decreased 5%, primarily due to the impact of FX translation, lower legal and related expenses, lower repositioning charges and ongoing efficiency savings, partially offset by increased regulatory and compliance costs and higher volume-related costs.
Provisions increased $47 million to $74 million, primarily reflecting a higher loan loss reserve build related to corporate energy exposure (for additional information, see “Managing Global Risk-Credit Risk-Corporate Credit Details” below), partially offset by lower net credit losses largely due to the absence of $165 million of credit costs related to the Pemex supplier program in the prior-year period (for additional information, see Citi’s Form 8-K filed with the SEC on February 28, 2014).

Russia
For additional information on Citi’s exposures and risks in Russia, see “Institutional Clients Group-Russia” and “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk-Country and Cross-Border Risk” below.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At March 31, 2015, Corporate/Other had $52 billion of assets, or 3% of Citigroup’s total assets. For additional information, see “Balance Sheet Review” and “Managing Global Risk-Market Risk-Funding and Liquidity” below.

	First Quarter		% Change
In millions of dollars	2015	2014
Net interest revenue	$(28)	$(35)	20%
Non-interest revenue	240	258	(7)
Total revenues, net of interest expense	$212	$223	(5)%
Total operating expenses	$543	$402	35%
Provisions for loan losses and for benefits and claims	—	—	—%
Loss from continuing operations before taxes	$(331)	$(179)	(85)%
Benefits for income taxes	(312)	209	NM
Loss from continuing operations	$(19)	$(388)	95%
Income (loss) from discontinued operations, net of taxes	(5)	37	NM
Net loss before attribution of noncontrolling interests	$(24)	$(351)	93%
Noncontrolling interests	10	10	—%
Net loss	$(34)	$(361)	91%
NM Not meaningful

1Q15 vs. 1Q14
The net loss decreased $327 million to $34 million, primarily due to the absence of the tax charge in the prior-year period (see “Executive Summary” above) and a slightly lower effective tax rate in the current quarter, partially offset by higher legal and related expenses.
Revenues decreased 5%, primarily due to hedging activities, partially offset by higher revenues from sales of available-for-sale securities.
Expenses increased 35%, as the higher legal and related expenses ($316 million compared to $88 million in the prior-year period) were partially offset by lower repositioning charges and the benefits of FX translation.

CITI HOLDINGS
Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Effective in the first quarter of 2015, this includes the previously-announced $31 billion of assets that were previously reported as part of Citicorp (for additional information, see Citi’s Form 8-K furnished with the SEC on April 8, 2015).
In addition, during the first quarter of 2015, Citi announced the sales of OneMain Financial, the Japan cards business and the consumer business in Nicaragua. These sales are expected to close in the second half of 2015. As a result of these and other sale agreements, at the end of the first quarter of 2015, Citi Holdings had approximately $35 billion of assets held-for-sale (HFS). For additional information on these HFS assets, see Note 2 to the Consolidated Financial Statements.
As of March 31, 2015, Citi Holdings assets were approximately $122 billion, a decrease of 19% year-over-year and 5% from December 31, 2014. The decline in assets of $7 billion from December 31, 2014 primarily consisted of divestitures and run-off. As of March 31, 2015, consumer assets in Citi Holdings were approximately $108 billion, or approximately 89% of Citi Holdings assets. Of the consumer assets, approximately $54 billion, or 50%, consisted of North America mortgages (residential first mortgages and home equity loans), including consumer mortgages originated by Citi’s legacy CitiFinancial North America business (approximately $9 billion, or 17%, of the $54 billion as of March 31, 2015). As of March 31, 2015, Citi Holdings represented approximately 7% of Citi’s GAAP assets and 14% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2015	2014
Net interest revenue	$1,055	$1,176	(10)%
Non-interest revenue	779	809	(4)
Total revenues, net of interest expense	$1,834	$1,985	(8)%
Provisions for credit losses and for benefits and claims
Net credit losses	$408	$573	(29)%
Credit reserve release	(196)	(346)	43
Provision for loan losses	$212	$227	(7)%
Provision for benefits and claims	169	167	1
Release for unfunded lending commitments	(5)	(4)	(25)
Total provisions for credit losses and for benefits and claims	$376	$390	(4)%
Total operating expenses	$1,157	$2,018	(43)%
Income (loss) from continuing operations before taxes	$301	$(423)	NM
Income taxes (benefits)	154	(141)	NM
Income (loss) from continuing operations	$147	$(282)	NM
Noncontrolling interests	1	2	(50)%
Net Income (loss)	$146	$(284)	NM
Total revenues, net of interest expense (excluding CVA/DVA)
Total revenues-as reported	$1,834	$1,985	(8)%
CVA/DVA(1)	(4)	14	NM
Total revenues-excluding CVA/DVA	$1,838	$1,971	(7)%
Balance sheet data (in billions of dollars)
Average assets	$125	$152	(18)%
Return on average assets	0.47%	(0.76)%
Efficiency ratio	63%	102%
Total EOP assets	$122	$151	(19)%
Total EOP loans	62	97	(36)
Total EOP deposits	12	62	(81)

(1)	FVA is included within CVA for presentation purposes. For additional information, see Note 22 to the Consolidated Financial Statements.
NM Not meaningful

The discussion of the results of operations for Citi Holdings below excludes the impact of CVA/DVA for all periods presented. Presentations of the results of operations, excluding the impact of CVA/DVA, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

1Q15 vs. 1Q14
Net income was $149 million, an improvement from a net loss of $292 million in the prior-year period, primarily reflecting lower legal and related expenses, partially offset by lower revenues.
Revenues decreased 7%, primarily driven by the overall continued wind-down of the portfolio, partially offset by higher gains on asset sales and lower funding costs.
Expenses decreased 43%, principally reflecting the lower legal and related expenses ($80 million compared to $784 million in the prior-year period) as well as the ongoing decline in assets.
Provisions decreased 4%, driven by lower net credit losses, partially offset by a lower net loss reserve release. Net credit losses declined 29%, primarily due to continued improvements in North America mortgages and overall lower asset levels. The net reserve release decreased 43% to $201 million, primarily due to lower releases related to the North America mortgage portfolio, partially offset by higher reserve releases related to asset sales.

BALANCE SHEET REVIEW
The following sets forth a general discussion of the changes in certain of the more significant line items of Citi’s Consolidated Balance Sheet. For a description of and additional information on each of these balance sheet categories, see Notes 10, 12, 13, 14 and 17 to the Consolidated Financial Statements. For additional information on Citigroup’s liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below.

In billions of dollars	Mar. 31, 2015	December 31, 2014	Mar. 31, 2014	EOP 1Q15 vs. 4Q14 Increase (decrease)	% Change	EOP 1Q15 vs. 1Q14 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$156	$160	$204	$(4)	(3)%	$(48)	(24)%
Federal funds sold and securities borrowed or purchased under agreements to resell	239	243	263	(4)	(2)	(24)	(9)
Trading account assets	303	297	278	6	2	25	9
Investments	327	333	313	(6)	(2)	14	4
Loans, net of unearned income	621	645	664	(24)	(4)	(43)	(6)
Allowance for loan losses	(15)	(16)	(19)	1	(6)	4	(21)
Loans, net	606	629	645	(23)	(4)	(39)	(6)
Other assets	201	180	191	21	12	10	5
Total assets	$1,832	$1,842	$1,894	$(10)	(1)%	$(62)	(3)%
Liabilities
Deposits	$900	$899	$966	$1	—%	$(66)	(7)%
Federal funds purchased and securities loaned or sold under agreements to repurchase	175	173	191	2	1	(16)	(8)
Trading account liabilities	142	139	124	3	2	18	15
Short-term borrowings	39	58	59	(19)	(33)	(20)	(34)
Long-term debt	211	223	223	(12)	(5)	(12)	(5)
Other liabilities	149	138	121	11	8	28	23
Total liabilities	$1,616	$1,630	$1,684	$(14)	(1)%	$(68)	(4)%
Total equity	216	212	210	4	2	6	3
Total liabilities and equity	$1,832	$1,842	$1,894	$(10)	(1)%	$(62)	(3)%
ASSETS

Cash and Deposits with Banks
Cash and deposits with banks decreased from the prior-year period as Citi continued to deploy its excess cash by increasing its investment portfolio to manage its interest rate position as well as reduce its short-term and long-term borrowings. Average cash balances were $167 billion in the first quarter of 2015 compared to $205 billion in the first quarter of 2014.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
The decline in reverse repos and securities borrowing transactions from the prior-year period was primarily due to the impact of FX translation (for additional information, see “Managing Global Risk-Market Risk-Funding and Liquidity Risk” below).

Trading Account Assets
Trading account assets increased from the prior-year period, as increased market volatility, particularly in currencies within Markets and securities services within ICG, increased the carrying value of Citi’s derivatives positions. Average trading account assets were $300 billion in the first quarter of 2015 compared to $286 billion in the first quarter of 2014.

Investments
The increase in investments year-over-year reflected Citi’s continued deployment of its excess cash (as discussed above) by investing in available-for-sale securities, particularly in U.S. treasuries. Sequentially, investments decreased slightly reflecting overall position management as well as actions related to the dispositions of Citi’s Japan consumer business and its remaining stake in Akbank T.A.S. during the current quarter.

Loans
The impact of FX translation on Citi’s reported loans was negative $24 billion versus the prior-year period and negative $7 billion sequentially. Excluding the impact of FX translation, Citigroup end of period loans declined 3% year-over-year to $621 billion as 2% growth in Citicorp was more than offset by the continued wind-down of Citi Holdings.
Citicorp consumer loans grew 1% year-over-year, with broad-based growth driving a 3% increase in international consumer loans. Corporate loans grew 4% year-over-year. Traditional corporate loans and private bank volumes increased, as Citi supported transaction activity among its core clients. Treasury and trade services loans decreased 10%. Spread compression in trade, particularly in Asia, led to a reduction of on-balance sheet loans while Citi continued to support new originations for its clients.
Citi Holdings loans decreased 35% year-over-year driven by an approximately $17 billion reduction in North America mortgages, as well as the reclassification of $10 billion of loans to held-for-sale related to the agreements to sell OneMain Financial and Citi’s Japan credit card business announced during the current quarter.
Sequentially, the decline in loans, excluding the impact of FX translation, was primarily due to the decline in Citi Holdings referenced above as well as a seasonal reduction in credit card loans in North America GCB.
During the first quarter of 2015, average loans of $635 billion yielded an average rate of 6.8%, compared to $651 billion and 6.7% in the fourth quarter of 2014 and $659 billion and 6.9% in the first quarter of 2014.
For further information on Citi’s loan portfolios, see “Managing Global Risk—Credit Risk” and “Country Risk” below.

Other Assets
The increase in other assets during the periods presented was largely due to the reclassification to HFS of OneMain Financial and Citi’s Japan credit card business during the current quarter, as discussed under “Loans” above.

LIABILITIES

Deposits
For a discussion of Citi’s deposits, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
Repos decreased 8% from the prior-year period, primarily driven by FX translation. For further information on Citi’s secured financing transactions, see “Managing Global Risk-Market Risk-Funding and Liquidity” below.

Trading Account Liabilities
The increase in trading account liabilities from the prior-year period was consistent with and driven by the increase in trading account assets, as discussed above. Average trading account liabilities were $158 billion during the first quarter of 2015, compared to $120 billion in the first quarter of 2014.

Debt
For information on Citi’s long-term and short-term debt borrowings, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below.

Other Liabilities
The increase in other liabilities during the periods presented was primarily driven by the reclassification to held-for-sale of approximately $21 billion of deposits as a result of Citi’s previously-announced agreement in the fourth quarter of 2014 to sell its Japan retail banking business, as well as changes in the levels of brokerage payables driven by normal business fluctuations.

Segment Balance Sheet(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders’ Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$11,022	$64,602	$79,643	$155,267	$509	$—	$155,776
Federal funds sold and securities borrowed or purchased under agreements to resell	782	236,854	—	237,636	1,379	—	239,015
Trading account assets	4,830	293,343	861	299,034	3,949	—	302,983
Investments	22,260	91,068	204,704	318,032	8,783	—	326,815
Loans, net of unearned income and
allowance for loan losses	271,472	276,636	—	548,108	58,348	—	606,456
Other assets	50,133	63,347	44,750	158,230	42,526	—	200,756
Liquidity assets(4)	27,000	245,175	(278,441)	(6,266)	6,266	—	—
Total assets	$387,499	$1,271,025	$51,517	$1,710,041	$121,760	$—	$1,831,801
Liabilities and equity
Total deposits (5)	$304,282	$571,108	$12,356	$887,746	$11,901	$—	$899,647
Federal funds purchased and securities loaned or sold under agreements to repurchase	5,141	170,114	—	175,255	116	—	175,371
Trading account liabilities	16	141,540	30	141,586	852	—	142,438
Short-term borrowings	297	37,045	1,991	39,333	72	—	39,405
Long-term debt	1,324	33,808	23,966	59,098	3,797	147,627	210,522
Other liabilities	17,245	81,823	14,888	113,956	34,439	—	148,395
Net inter-segment funding (lending)	59,194	235,587	(3,117)	291,664	70,583	(362,247)	—
Total liabilities	$387,499	$1,271,025	$50,114	$1,708,638	$121,760	$(214,620)	$1,615,778
Total equity	—	—	1,403	1,403	—	214,620	216,023
Total liabilities and equity	$387,499	$1,271,025	$51,517	$1,710,041	$121,760	$—	$1,831,801

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of March 31, 2015. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationships of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

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

(4)
Represents the attribution of Citigroup’s liquidity assets (primarily consisting of cash and available-for-sale securities) to the various businesses based on Liquidity Coverage Ratio (LCR) assumptions.

(5)
Reflects reclassification of approximately $20 billion of deposits to held-for-sale (Other liabilities) at March 31, 2015 as a result of the agreement in December 2014 to sell Citi’s retail banking business in Japan.

OFF-BALANCE SHEET ARRANGEMENTS

The table below shows where a discussion of Citi’s various off balance sheet arrangements may be found in this Form 10-Q. For additional information on Citi’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements,” “Significant Accounting Policies and Significant Estimates—Securitizations” and Notes 1, 22 and 27 to the Consolidated Financial Statements in Citigroup’s 2014 Annual Report on Form 10-K.
Types of Off-Balance Sheet Arrangements Disclosures in this Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 20 to the Consolidated Financial Statements.
Letters of credit, and lending and other commitments	See Note 24 to the Consolidated Financial Statements.
Guarantees	See Note 24 to the Consolidated Financial Statements.

CAPITAL RESOURCES
Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, noncumulative perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During the first quarter of 2015, Citi continued to raise capital through a noncumulative perpetual preferred stock issuance amounting to approximately $1.5 billion, resulting in a total of approximately $12 billion outstanding as of March 31, 2015.
Further, Citi’s capital levels may also be affected by changes in regulatory and accounting standards as well as the impact of future events on Citi’s business results, such as corporate and asset dispositions.

Capital Management
Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with each entity’s respective risk profile and all applicable regulatory standards and guidelines. For additional information regarding Citigroup’s capital management, see “Capital Resources—Capital Management” in Citigroup’s 2014 Annual Report on Form 10-K.

Current Regulatory Capital Standards
Citi is subject to regulatory capital standards issued by the Federal Reserve Board which, commencing with 2014, constitute the U.S. Basel III rules. These rules establish a comprehensive capital adequacy framework encompassing both risk-based capital ratios and leverage ratios.

Risk-Based Capital Ratios
The U.S. Basel III rules set forth the composition of regulatory capital (including the application of regulatory capital adjustments and deductions), as well as two comprehensive methodologies (a Standardized Approach and Advanced Approaches) for measuring total risk-weighted assets. Total risk-weighted assets under the Advanced Approaches, which are primarily models-based, include credit, market, and operational risk-weighted assets. Conversely, the Standardized Approach excludes operational risk-weighted assets and generally applies prescribed supervisory risk weights to broad categories of credit risk exposures. As a result, credit risk-weighted assets calculated under the Advanced Approaches are more risk-sensitive than those calculated under the Standardized Approach. Market risk-weighted assets are derived on a generally consistent basis under both approaches.

The U.S. Basel III rules establish stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios for substantially all U.S. banking organizations, including Citi and Citibank, N.A. Moreover, these rules provide for both a fixed Capital Conservation Buffer and a discretionary Countercyclical Capital Buffer, which would be available to absorb losses in advance of any potential impairment of regulatory capital below the stated minimum risk-based capital ratio requirements. Separately, the Federal Reserve Board has also issued a notice of proposed rulemaking that would impose a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi, which would be an extension of, and introduced in parallel with, the Capital Conservation Buffer.
The U.S. Basel III rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”) with respect to the stated minimum Common Equity Tier 1 Capital and Tier 1 Capital ratio requirements, substantially all regulatory capital adjustments and deductions, non-qualifying Tier 1 and Tier 2 Capital instruments (such as non-grandfathered trust preferred securities and certain subordinated debt issuances), and the capital buffers and potential GSIB surcharge. With the exception of the non-grandfathered trust preferred securities which do not fully phase-out until January 1, 2022 and the capital buffers and potential GSIB surcharge which do not fully phase-in until January 1, 2019, all other transition provisions will be entirely reflected in Citi’s regulatory capital ratios by January 1, 2018. Citi considers all of these transition provisions as being fully implemented on January 1, 2019 (full implementation), with the inclusion of the capital buffers and potential GSIB surcharge.
Further, the U.S. Basel III rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act, which requires Advanced Approaches banking organizations, such as Citi and Citibank, N.A., to calculate each of the three risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital) under both the Standardized Approach starting on January 1, 2015 (or, for 2014, prior to the effective date of the Standardized Approach, the Basel I credit risk and Basel II.5 market risk capital rules) and the Advanced Approaches and publicly report (as well as measure compliance against) the lower of each of the resulting capital ratios.

The following chart sets forth the transitional progression to full implementation by January 1, 2019 of the regulatory capital components (i.e., inclusive of the mandatory 2.5% Capital Conservation Buffer and at least a 2% GSIB surcharge, but exclusive of the potential imposition of an additional Countercyclical Capital Buffer) comprising the effective minimum risk-based capital ratios.

Basel III Transition Arrangements: Minimum Risk-Based Capital Ratios

14%
12%
10%
8%
6%
4%
2%
0%
Total Capital ratio (effective minimum)
GSIB surcharge(1)
Capital Conservation Buffer
8% Total Capital ratio (stated minimum)
6% Tier 1 Capital ratio (stated minimum)
4.5% Common Equity Tier 1 Capital ratio (stated minimum)
9.125%
10.25%
11.375%
12.5%
2.5%
1.5%
4%
2%
1.5%
4.5%
0.5%
0.625%
2%
1.5%
4.5%
1%
1.25%
2%
1.5%
4.5%
1.5%
1.875%
2%
1.5%
4.5%
2%
2.5%
2%
1.5%
4.5%
1/1/14
1/1/15
1/1/16
1/1/17
1/1/18
1/1/19
Common Equity Tier 1 Capital
Additional Tier 1 Capital
Tier 2 Capital

(1) The U.S. Basel III rules do not address GSIBs. The transitional progression reflected in the chart above is consistent with the phase-in arrangement under the Basel Committee on Banking Supervision’s (Basel Committee) GSIB rules, which would subject Citi to at least a 2% GSIB surcharge. In December 2014, however, the Federal Reserve Board issued a notice of proposed rulemaking which would impose risk-based capital surcharges upon U.S. bank holding companies that are identified as GSIBs, including Citi. Citi currently estimates its GSIB surcharge under the Federal Reserve Board’s proposal would be 4%, compared to at least 2% under the Basel Committee requirements. For additional information regarding the Federal Reserve Board’s proposed rule, see “Capital Resources—Regulatory Capital Standards Developments” in Citi’s 2014 Annual Report on Form 10-K.

The following chart presents the transition arrangements (phase-in and phase-out) under the U.S. Basel III rules for significant regulatory capital adjustments and deductions relative to Citi.

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

(1)
Includes the phase-in of Common Equity Tier 1 Capital deductions for all intangible assets other than goodwill and mortgage servicing rights (MSRs); and excess over 10%/15% limitations for deferred tax assets (DTAs) arising from temporary differences, significant common stock investments in unconsolidated financial institutions and MSRs. Goodwill (including goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions) is fully deducted in arriving at Common Equity Tier 1 Capital commencing January 1, 2014. The amount of other intangible assets, aside from MSRs, not deducted in arriving at Common Equity Tier 1 Capital are risk-weighted at 100%, as are the excess over the 10%/15% limitations for DTAs arising from temporary differences, significant common stock investments in unconsolidated financial institutions and MSRs prior to full implementation of the U.S. Basel III rules. Upon full implementation, the amount of temporary difference DTAs, significant common stock investments in unconsolidated financial institutions and MSRs not deducted in arriving at Common Equity Tier 1 Capital are risk-weighted at 250%.

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

(4)
Includes the phase-out from Common Equity Tier 1 Capital of adjustments related to unrealized gains (losses) on available-for-sale (AFS) debt securities; unrealized gains on AFS equity securities; unrealized gains (losses) on held-to-maturity (HTM) securities included in Accumulated other comprehensive income (loss) (AOCI); and defined benefit plans liability adjustment.

Tier 1 Leverage Ratio
Under the U.S. Basel III rules, Citi, as with principally all U.S. banking organizations, is also required to maintain a minimum Tier 1 Leverage ratio of 4%. The Tier 1 Leverage ratio, a non-risk-based measure of capital adequacy, is defined as Tier 1 Capital as a percentage of quarterly adjusted average total assets less amounts deducted from Tier 1 Capital.

Supplementary Leverage Ratio
Advanced Approaches banking organizations are additionally required to calculate a Supplementary Leverage ratio, which significantly differs from the Tier 1 Leverage ratio by also including certain off-balance sheet exposures within the denominator of the ratio (Total Leverage Exposure). The Supplementary Leverage ratio represents end of period Tier 1 Capital to Total Leverage Exposure, with the latter defined as the sum of the daily average of on-balance sheet assets for the quarter and the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter, less applicable Tier 1 Capital deductions. Advanced Approaches banking organizations will be required to maintain a stated minimum Supplementary Leverage ratio of 3%

commencing on January 1, 2018, but must commence publicly disclosing this ratio on January 1, 2015.
Further, U.S. GSIBs, and their subsidiary insured depository institutions, including Citi and Citibank, N.A., are subject to enhanced Supplementary Leverage ratio standards. The enhanced Supplementary Leverage ratio standards establish a 2% leverage buffer for U.S. GSIBs in addition to the stated 3% minimum Supplementary Leverage ratio requirement in the U.S. Basel III rules. If a U.S. GSIB fails to exceed the 2% leverage buffer, it will be subject to increasingly onerous restrictions (depending upon the extent of the shortfall) regarding capital distributions and discretionary executive bonus payments. Accordingly, U.S. GSIBs are effectively subject to a 5% minimum Supplementary Leverage ratio requirement. Additionally, insured depository institution subsidiaries of U.S. GSIBs, including Citibank, N.A., are required to maintain a Supplementary Leverage ratio of 6% to be considered “well capitalized” under the revised Prompt Corrective Action (PCA) framework established by the U.S. Basel III rules. Citi and Citibank, N.A. are required to be compliant with these higher effective minimum ratio requirements on January 1, 2018.

Prompt Corrective Action Framework
The U.S. Basel III rules revised the PCA regulations applicable to insured depository institutions in certain respects.
In general, the PCA regulations direct the U.S. banking agencies to enforce increasingly strict limitations on the activities of insured depository institutions that fail to meet certain regulatory capital thresholds. The PCA framework contains five categories of capital adequacy as measured by risk-based capital and leverage ratios: (i) “well capitalized;” (ii) “adequately capitalized;” (iii) “undercapitalized;” (iv) “significantly undercapitalized;” and (v) “critically undercapitalized.”
Accordingly, beginning January 1, 2015, an insured depository institution, such as Citibank, N.A., would need minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios of 6.5%, 8%, 10% and 5%, respectively, to be considered “well capitalized.” Additionally, Advanced Approaches insured depository institutions, such as Citibank, N.A., would need a minimum Supplementary Leverage ratio of 6%, effective January 1, 2018, to be considered “well capitalized.”

Citigroup’s Capital Resources Under Current Regulatory Standards
During 2015 and thereafter, Citi is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6% and 8%, respectively. The stated minimum Common Equity Tier 1 Capital and Tier 1 Capital ratio requirements in 2014 were 4% and 5.5%, respectively, while the stated minimum Total Capital ratio requirement of 8% remained unchanged.
Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels.
The following tables set forth the capital tiers, risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of March 31, 2015 and December 31, 2014.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	March 31, 2015		December 31, 2014(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$167,967	$167,967	$166,663	$166,663
Tier 1 Capital	167,967	167,967	166,663	166,663
Total Capital (Tier 1 Capital + Tier 2 Capital)(3)	185,160	197,764	184,959	197,707
Risk-Weighted Assets	1,260,345	1,180,586	1,274,672	1,211,358
Common Equity Tier 1 Capital ratio(4)	13.33%	14.23%	13.07%	13.76%
Tier 1 Capital ratio(4)	13.33	14.23	13.07	13.76
Total Capital ratio(4)	14.69	16.75	14.51	16.32

In millions of dollars, except ratios	March 31, 2015	December 31, 2014(1)
Quarterly Adjusted Average Total Assets(5)	$1,800,909	$1,849,325
Total Leverage Exposure(6)	2,416,002	2,518,115
Tier 1 Leverage ratio	9.33%	9.01%
Supplementary Leverage ratio	6.95	6.62

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for Low Income Housing Tax Credit (LIHTC) investments, consistent with current period presentation.

(2)	Pro forma presentation to reflect the application of the Basel III 2015 Standardized Approach, consistent with current period presentation.

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

(4)
As of March 31, 2015 and December 31, 2014, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at March 31, 2015 were in excess of the stated minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of March 31, 2015.

Components of Citigroup Capital Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	March 31, 2015	December 31, 2014(1)
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(2)	$202,782	$199,841
Add: Qualifying noncontrolling interests	409	539
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains on securities AFS, net of tax(3)(4)	389	46
Less: Defined benefit plans liability adjustment, net of tax(4)	(3,149)	(4,127)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(5)	(823)	(909)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(4)(6)	133	56
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(7)	22,448	22,805
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(4)	1,674	875
Less: Defined benefit pension plan net assets(4)	359	187
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)(8)	9,276	4,725
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(8)(9)	3,549	1,977
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	1,368	8,082
Total Common Equity Tier 1 Capital	$167,967	$166,663
Additional Tier 1 Capital
Qualifying perpetual preferred stock(2)	$11,838	$10,344
Qualifying trust preferred securities(10)	1,710	1,719
Qualifying noncontrolling interests	12	7
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(4)(6)	199	223
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	277	279
Less: Defined benefit pension plan net assets(4)	538	749
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)(8)	13,914	18,901
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	(1,368)	(8,082)
Total Additional Tier 1 Capital	$—	$—
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$167,967	$166,663
Tier 2 Capital
Qualifying subordinated debt(12)	$16,500	$17,386
Qualifying noncontrolling interests	17	12
Excess of eligible credit reserves over expected credit losses(13)	953	1,177
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	277	279
Total Tier 2 Capital	$17,193	$18,296
Total Capital (Tier 1 Capital + Tier 2 Capital)	$185,160	$184,959

Citigroup Risk-Weighted Assets (Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	March 31, 2015	December 31, 2014(1)
Credit Risk(14)	$837,105	$861,691
Market Risk	98,240	100,481
Operational Risk	325,000	312,500
Total Risk-Weighted Assets	$1,260,345	$1,274,672

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Issuance costs of $130 million and $124 million related to preferred stock outstanding at March 31, 2015 and December 31, 2014, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(6)
The cumulative impact of changes in Citigroup’s own creditworthiness in valuing liabilities for which the fair value option has been elected and own-credit valuation adjustments on derivatives are excluded from Common Equity Tier 1 Capital, in accordance with the U.S. Basel III rules.

(7)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(8)
Of Citi’s approximately $48.1 billion of net DTAs at March 31, 2015, approximately $23.1 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $25.0 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net DTAs was an aggregate of approximately $26.7 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which $14.1 billion were deducted from Common Equity Tier 1 Capital and $12.6 billion were deducted from Additional Tier 1 Capital. In addition, approximately $1.7 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(9)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At March 31, 2015 and December 31, 2014, the deduction related only to DTAs arising from temporary differences.

(10)
Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules, as well as non-grandfathered trust preferred securities which are eligible for inclusion in an amount up to 25% and 50%, respectively, during 2015 and 2014, of the aggregate outstanding principal amounts of such issuances as of January 1, 2014. The remaining 75% and 50% of non-grandfathered trust preferred securities are eligible for inclusion in Tier 2 Capital during 2015 and 2014, respectively, in accordance with the transition arrangements for non-qualifying capital instruments under the U.S. Basel III rules. As of March 31, 2015 and December 31, 2014, however, the entire amount of non-grandfathered trust preferred securities was included within Tier 1 Capital, as the amounts outstanding did not exceed the respective threshold for exclusion from Tier 1 Capital.

(11)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(12)
Under the transition arrangements of the U.S. Basel III rules, non-qualifying subordinated debt issuances which consist of those with a fixed-to-floating rate step-up feature where the call/step-up date has not passed are eligible for inclusion in Tier 2 Capital during 2015 and 2014 up to 25% and 50%, respectively, of the aggregate outstanding principal amounts of such issuances as of January 1, 2014.

(13)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(14)
Under the U.S. Basel III rules, credit risk-weighted assets during the transition period reflect the effects of transitional arrangements related to regulatory capital adjustments and deductions and, as a result, will differ from credit risk-weighted assets derived under full implementation of the rules.

Citigroup Capital Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended March 31, 2015
Common Equity Tier 1 Capital
Balance, beginning of period(1)	$166,663
Net income	4,770
Dividends declared	(159)
Net increase in treasury stock	(297)
Net increase in additional paid-in capital(2)	102
Net increase in foreign currency translation adjustment net of hedges, net of tax	(2,062)
Net increase in unrealized gains on securities AFS, net of tax(3)	248
Net increase in defined benefit plans liability adjustment, net of tax(3)	(1,068)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(77)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	357
Net increase in other intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	(799)
Net increase in defined benefit pension plan net assets	(172)
Net increase in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	(4,551)
Net increase in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(1,572)
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	6,714
Other	(130)
Net increase in Common Equity Tier 1 Capital	$1,304
Common Equity Tier 1 Capital Balance, end of period	$167,967
Additional Tier 1 Capital
Balance, beginning of period	$—
Net increase in qualifying perpetual preferred stock(4)	1,494
Net decrease in qualifying trust preferred securities	(9)
Net decrease in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	24
Net decrease in defined benefit pension plan net assets	211
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	4,987
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	(6,714)
Other	7
Net change in Additional Tier 1 Capital	$—
Tier 1 Capital Balance, end of period	$167,967
Tier 2 Capital
Balance, beginning of period	$18,296
Net decrease in qualifying subordinated debt	(886)
Net decrease in excess of eligible credit reserves over expected credit losses	(224)
Other	7
Net decrease in Tier 2 Capital	$(1,103)
Tier 2 Capital Balance, end of period	$17,193
Total Capital (Tier 1 Capital + Tier 2 Capital)	$185,160

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)	Presented net of impact of transition arrangements related to unrealized losses on securities AFS and defined benefit plans liability adjustment under the U.S. Basel III rules.

(4)	Citi issued approximately $1.5 billion of qualifying perpetual preferred stock during the three months ended March 31, 2015, which was partially offset by the netting of issuance costs of $6 million.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended March 31, 2015
Total Risk-Weighted Assets, beginning of period(1)	$1,274,672
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(2)	(11,575)
Net decrease in wholesale exposures(3)	(12,825)
Net increase in repo-style transactions	431
Net increase in securitization exposures	2,287
Net decrease in equity exposures	(908)
Net increase in over-the-counter (OTC) derivatives	557
Net increase in derivatives CVA	489
Net decrease in other(4)	(1,622)
Net decrease in supervisory 6% multiplier(5)	(1,420)
Net decrease in Credit Risk-Weighted Assets	$(24,586)
Changes in Market Risk-Weighted Assets
Net decrease in risk levels	$(4,904)
Net increase due to model and methodology updates	2,663
Net decrease in Market Risk-Weighted Assets	$(2,241)
Increase in Operational Risk-Weighted Assets(6)	$12,500
Total Risk-Weighted Assets, end of period	$1,260,345

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Retail exposures decreased during the three months ended March 31, 2015, driven by a reduction in loans and commitments, and the impact of FX translation.

(3)	Wholesale exposures decreased during the three months ended March 31, 2015, primarily due to a reduction in commitments as well as the impact of FX translation.

(4)	Other includes cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios of exposures.

(5)	Supervisory 6% multiplier does not apply to derivatives CVA.

(6)
Operational risk-weighted assets increased by $12.5 billion during the three months ended March 31, 2015, reflecting an evaluation of ongoing events in the banking industry as well as continued enhancements to Citi’s operational risk model.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth the capital tiers, risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, N.A., Citi’s primary subsidiary U.S. depository institution, as of March 31, 2015 and December 31, 2014.

Citibank, N.A. Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	March 31, 2015		December 31, 2014(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$128,282	$128,282	$128,262	$128,262
Tier 1 Capital	128,282	128,282	128,262	128,262
Total Capital (Tier 1 Capital + Tier 2 Capital)(3)	139,304	150,729	139,246	151,124
Risk-Weighted Assets	923,947	1,012,418	945,407	1,044,768
Common Equity Tier 1 Capital ratio(4)	13.88%	12.67%	13.57%	12.28%
Tier 1 Capital ratio(4)	13.88	12.67	13.57	12.28
Total Capital ratio(4)	15.08	14.89	14.73	14.46

In millions of dollars, except ratios	March 31, 2015	December 31, 2014(1)
Quarterly Adjusted Average Total Assets(5)	$1,336,128	$1,366,910
Total Leverage Exposure(6)	1,880,830	1,954,833
Tier 1 Leverage ratio	9.60%	9.38%
Supplementary Leverage ratio	6.82	6.56

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Pro forma presentation to reflect the application of the Basel III 2015 Standardized Approach, consistent with current period presentation.

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

(4)
As of March 31, 2015 and December 31, 2014, Citibank, N.A.’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Standardized Approach.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank N.A.’s capital ratios at March 31, 2015 were in excess of the stated minimum requirements under the U.S. Basel III rules. In addition, Citibank, N.A. was also “well capitalized” as of March 31, 2015 under the revised PCA regulations which became effective January 1, 2015.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Capital Standards
The following tables present the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets, quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of

March 31, 2015. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets, or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

Impact of Changes on Citigroup and Citibank, N.A. Risk-Based Capital Ratios (Basel III Transition Arrangements)

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8 bps	1.1 bps	0.8 bps	1.1 bps	0.8 bps	1.2 bps
Standardized Approach	0.8 bps	1.2 bps	0.8 bps	1.2 bps	0.8 bps	1.4 bps
Citibank, N.A.
Advanced Approaches	1.1 bps	1.5 bps	1.1 bps	1.5 bps	1.1 bps	1.6 bps
Standardized Approach	1.0 bps	1.3 bps	1.0 bps	1.3 bps	1.0 bps	1.5 bps

Impact of Changes on Citigroup and Citibank, N.A. Leverage Ratios (Basel III Transition Arrangements)

	Tier 1 Leverage ratio		Supplementary Leverage ratio
	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.6 bps	0.5 bps	0.4 bps	0.3 bps
Citibank, N.A.	0.7 bps	0.7 bps	0.5 bps	0.4 bps

Citigroup Broker-Dealer Subsidiaries
At March 31, 2015, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $6.2 billion, which exceeded the minimum requirement by $4.8 billion.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2015.

Basel III (Full Implementation)

Citigroup’s Capital Resources Under Basel III (Full Implementation)
Citi currently estimates that its effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratio requirements under the U.S. Basel III rules, on a fully implemented basis and assuming, among other factors, that the Federal Reserve Board’s GSIB surcharge rule were to be adopted as proposed, may be 11%, 12.5% and 14.5%, respectively. For additional information regarding the Federal Reserve Board’s GSIB surcharge proposal, see “Capital Resources—Regulatory Capital Standards Developments” in Citi’s 2014 Annual Report on Form 10-K.
Further, under the U.S. Basel III rules, Citi must also comply with a 4% minimum Tier 1 Leverage ratio requirement and an effective 5% minimum Supplementary Leverage ratio requirement.
The following tables set forth the capital tiers, risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios, assuming full implementation under the U.S. Basel III rules, for Citi as of March 31, 2015 and December 31, 2014.

Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	March 31, 2015		December 31, 2014(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$141,945	$141,945	$136,597	$136,597
Tier 1 Capital	154,905	154,905	148,066	148,066
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)	171,817	184,697	165,454	178,413
Risk-Weighted Assets	1,283,758	1,202,949	1,292,605	1,228,488
Common Equity Tier 1 Capital ratio(3)(4)	11.06%	11.80%	10.57%	11.12%
Tier 1 Capital ratio(3)(4)	12.07	12.88	11.45	12.05
Total Capital ratio(3)(4)	13.38	15.35	12.80	14.52

In millions of dollars, except ratios	March 31, 2015	December 31, 2014(1)
Quarterly Adjusted Average Total Assets(5)	$1,791,373	$1,835,637
Total Leverage Exposure(6)	2,406,286	2,492,636
Tier 1 Leverage ratio(4)	8.65%	8.07%
Supplementary Leverage ratio(4)	6.44	5.94

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

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

(3)	As of March 31, 2015 and December 31, 2014, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(4)	Citi’s Basel III capital ratios, on a fully implemented basis, are non-GAAP financial measures.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.1% at March 31, 2015, compared to 10.6% at December 31, 2014 (both based on application of the Advanced Approaches for determining total risk-weighted assets). The quarter-over-quarter increase in the ratio was largely attributable to Common Equity Tier 1 Capital benefits resulting from quarterly net income of $4.8 billion and the favorable effects attributable to DTA utilization of approximately $1.2 billion, offset in part by a net decline in AOCI.

Components of Citigroup Capital Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	March 31, 2015	December 31, 2014(1)
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(2)	$202,782	$199,841
Add: Qualifying noncontrolling interests	146	165
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(3)	(823)	(909)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(4)	332	279
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(5)	22,448	22,805
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	4,184	4,373
Less: Defined benefit pension plan net assets	897	936
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(6)	23,190	23,626
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(6)(7)	10,755	12,299
Total Common Equity Tier 1 Capital	$141,945	$136,597
Additional Tier 1 Capital
Qualifying perpetual preferred stock(2)	$11,838	$10,344
Qualifying trust preferred securities(8)	1,368	1,369
Qualifying noncontrolling interests	31	35
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	277	279
Total Additional Tier 1 Capital	$12,960	$11,469
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$154,905	$148,066
Tier 2 Capital
Qualifying subordinated debt(10)	$15,854	$16,094
Qualifying trust preferred securities(11)	342	350
Qualifying noncontrolling interests	40	46
Excess of eligible credit reserves over expected credit losses(12)	953	1,177
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	277	279
Total Tier 2 Capital	$16,912	$17,388
Total Capital (Tier 1 Capital + Tier 2 Capital)(13)	$171,817	$165,454

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Issuance costs of $130 million and $124 million related to preferred stock outstanding at March 31, 2015 and December 31, 2014, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(3)
Common Equity Tier 1 Capital is adjusted for accumulated net unrealized gains (losses) on cash flow hedges included in AOCI that relate to the hedging of items not recognized at fair value on the balance sheet.

(4)
The cumulative impact of changes in Citigroup’s own creditworthiness in valuing liabilities for which the fair value option has been elected and own-credit valuation adjustments on derivatives are excluded from Common Equity Tier 1 Capital, in accordance with the U.S. Basel III rules.

(5)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(6)
Of Citi’s approximately $48.1 billion of net DTAs at March 31, 2015, approximately $15.9 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $32.2 billion of such assets were excluded in arriving at Common Equity Tier 1 Capital. Comprising the excluded net DTAs was an aggregate of approximately $33.9 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Common Equity Tier 1 Capital. In addition, approximately $1.7 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(7)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At March 31, 2015, the deduction related only to DTAs arising from temporary differences, while at December 31, 2014, the deduction related to all three assets.

(8)	Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(9)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(10)	Non-qualifying subordinated debt issuances which consist of those with a fixed-to-floating rate step-up feature where the call/step-up date has not passed are excluded from Tier 2 Capital.

(11)
Represents the amount of non-grandfathered trust preferred securities eligible for inclusion in Tier 2 Capital under the U.S. Basel III rules, which will be fully phased-out of Tier 2 Capital by January 1, 2022.

(12)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(13)	Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital.

Citigroup Capital Rollforward Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended March 31, 2015
Common Equity Tier 1 Capital
Balance, beginning of period(1)	$136,597
Net income	4,770
Dividends declared	(159)
Net increase in treasury stock	(297)
Net increase in additional paid-in capital(2)	102
Net increase in foreign currency translation adjustment net of hedges, net of tax	(2,062)
Net increase in unrealized gains on securities AFS, net of tax	591
Net increase in defined benefit plans liability adjustment, net of tax	(90)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(53)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	357
Net decrease in other intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	189
Net decrease in defined benefit pension plan net assets	39
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	436
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	1,544
Other	(19)
Net increase in Common Equity Tier 1 Capital	$5,348
Common Equity Tier 1 Capital Balance, end of period	$141,945
Additional Tier 1 Capital
Balance, beginning of period	$11,469
Net increase in qualifying perpetual preferred stock(3)	1,494
Net decrease in qualifying trust preferred securities	(1)
Other	(2)
Net increase in Additional Tier 1 Capital	$1,491
Tier 1 Capital Balance, end of period	$154,905
Tier 2 Capital
Balance, beginning of period	$17,388
Net decrease in qualifying subordinated debt	(240)
Net decrease in excess of eligible credit reserves over expected credit losses	(224)
Other	(12)
Net decrease in Tier 2 Capital	$(476)
Tier 2 Capital Balance, end of period	$16,912
Total Capital (Tier 1 Capital + Tier 2 Capital)	$171,817

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)	Citi issued approximately $1.5 billion of qualifying perpetual preferred stock during the three months ended March 31, 2015, which was partially offset by the netting of issuance costs of $6 million.

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at March 31, 2015

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$742,042	$118,476	$860,518	$1,002,169	$102,736	$1,104,905
Market Risk	91,852	6,388	98,240	91,656	6,388	98,044
Operational Risk	275,921	49,079	325,000	—	—	—
Total Risk-Weighted Assets	$1,109,815	$173,943	$1,283,758	$1,093,825	$109,124	$1,202,949

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at December 31, 2014(1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$752,247	$127,377	$879,624	$1,023,961	$104,046	$1,128,007
Market Risk	95,824	4,657	100,481	95,824	4,657	100,481
Operational Risk	255,155	57,345	312,500	—	—	—
Total Risk-Weighted Assets	$1,103,226	$189,379	$1,292,605	$1,119,785	$108,703	$1,228,488

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.
Total risk-weighted assets under the Basel III Advanced Approaches declined marginally from year-end 2014, as the decrease in credit risk-weighted assets attributable primarily to the impact of FX translation was substantially offset by an increase in operational risk-weighted assets reflecting an evaluation of ongoing events in the banking industry as well as continued enhancements to Citi’s operational risk model.
Total risk-weighted assets under the Basel III Standardized Approach decreased during the first quarter of 2015 primarily due to changes in foreign exchange rates, as well as marginal decreases in credit and market risk-weighted assets resulting from changes in product mixes.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended March 31, 2015
Total Risk-Weighted Assets, beginning of period(1)	$1,292,605
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(2)	(11,575)
Net decrease in wholesale exposures(3)	(12,825)
Net increase in repo-style transactions	431
Net increase in securitization exposures	2,287
Net decrease in equity exposures	(613)
Net increase in over-the-counter (OTC) derivatives	557
Net increase in derivatives CVA	489
Net increase in other(4)	3,249
Net decrease in supervisory 6% multiplier(5)	(1,106)
Net decrease in Credit Risk-Weighted Assets	$(19,106)
Changes in Market Risk-Weighted Assets
Net decrease in risk levels	$(4,904)
Net increase due to model and methodology updates	2,663
Net decrease in Market Risk-Weighted Assets	$(2,241)
Increase in Operational Risk-Weighted Assets(6)	$12,500
Total Risk-Weighted Assets, end of period	$1,283,758

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Retail exposures decreased during the three months ended March 31, 2015, driven by a reduction in loans and commitments, and the impact of FX translation.

(3)	Wholesale exposures decreased during the three months ended March 31, 2015, primarily due to a reduction in commitments as well as the impact of FX translation.

(4)	Other includes cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios of exposures.

(5)	Supervisory 6% multiplier does not apply to derivatives CVA.

(6)
Operational risk-weighted assets increased by $12.5 billion during the three months ended March 31, 2015, reflecting an evaluation of ongoing events in the banking industry as well as continued enhancements to Citi’s operational risk model.

Supplementary Leverage Ratio
Citigroup’s Supplementary Leverage ratio under the U.S. Basel III rules was 6.4% for the first quarter of 2015, compared to an estimated 5.9% for the fourth quarter of 2014. The growth in the ratio quarter-over-quarter was principally driven by an increase in Tier 1 Capital attributable largely to net income of $4.8 billion and the beneficial effects associated with approximately $1.2 billion of DTA utilization, as well as an overall reduction in

Total Leverage Exposure resulting from reduced on-balance sheet assets, derivatives exposures, and off-balance sheet commitments.
The following table sets forth Citi’s Supplementary Leverage ratio and related components, assuming full implementation under the U.S. Basel III rules, for the three months ended March 31, 2015 and December 31, 2014.

Citigroup Basel III Supplementary Leverage Ratios and Related Components (Full Implementation)(1)

In millions of dollars, except ratios	March 31, 2015	December 31, 2014(2)
Tier 1 Capital	$154,905	$148,066
Total Leverage Exposure (TLE)
On-balance sheet assets(3)	$1,853,124	$1,899,955
Certain off-balance sheet exposures:(4)
Potential future exposure (PFE) on derivative contracts	218,031	240,712
Effective notional of sold credit derivatives, net(5)	95,925	96,869
Counterparty credit risk for repo-style transactions(6)	27,225	28,073
Unconditionally cancellable commitments	61,190	61,673
Other off-balance sheet exposures	212,542	229,672
Total of certain off-balance sheet exposures	$614,913	$656,999
Less: Tier 1 Capital deductions	61,751	64,318
Total Leverage Exposure	$2,406,286	$2,492,636
Supplementary Leverage ratio	6.44%	5.94%

(1)	Citi’s Supplementary Leverage ratio, on a fully implemented basis, is a non-GAAP financial measure.

(2)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(3)	Represents the daily average of on-balance sheet assets for the quarter.

(4)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(5)
Under the U.S. Basel III rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(6)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citibank, N.A.’s Supplementary Leverage ratio, assuming full implementation under the U.S. Basel III rules, was 6.6% for the first quarter of 2015, compared to an estimated 6.2% for the fourth quarter of 2014. The growth in the ratio quarter-over-quarter was principally driven by Tier 1 Capital benefits resulting from quarterly net income and DTA utilization, as well as an overall reduction in Total Leverage Exposure, partially offset by cash dividends paid by Citibank, N.A. to its parent, Citicorp, and which were subsequently remitted to Citigroup.

Regulatory Capital Standards Developments

Revised Pillar 3 Disclosure Requirements
In January 2015, the Basel Committee issued revised ‘Pillar 3’ disclosure requirements under the Basel framework, superseding earlier Pillar 3 standards. These Pillar 3 revisions are principally intended to improve consistency and comparability of banking organizations’ disclosures. The presentation hierarchy for the required disclosures consists of prescriptive, fixed format templates for certain quantitative information as well as flexible templates and tables for certain quantitative and qualitative information, respectively. Further, the frequency of the required disclosures varies between quarterly, semiannually, and annually, depending upon the nature of the disclosure requirement. Banking organizations must comply with the revised Pillar 3 requirements for disclosures to be published concurrently with their fiscal year-end 2016 financial statements. Citi is currently subject to Advanced Approaches disclosure requirements under the U.S. Basel III rules, which may be revised by the U.S. banking agencies in the future as a result of the Basel Committee’s revised Pillar 3 disclosure requirements.

Revisions to the Standardized Approach for Credit Risk
In December 2014, the Basel Committee issued a consultative document which proposes various revisions to the Standardized Approach in deriving credit risk-weighted assets. As proposed, the revised Standardized Approach seeks to enhance the granularity and risk sensitivity associated with credit risk-weighted asset methodologies, as well as provide more comparability between the Standardized Approach and the Internal Ratings-Based Approach with respect to the definition and treatment of similar exposures. The revised Standardized Approach would also reduce reliance on external credit ratings, with alternative risk drivers potentially serving to meaningfully differentiate risk. The U.S. banking agencies may revise the Standardized Approach under the U.S. Basel III rules in the future, based upon the revisions adopted by the Basel Committee.

Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share
Tangible common equity (TCE), as currently defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE and tangible book value per share are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	March 31, 2015	December 31, 2014(1)
Total Citigroup stockholders’ equity	$214,620	$210,185
Less: Preferred stock	11,968	10,468
Common equity	$202,652	$199,717
Less: Intangible assets:
Goodwill	23,150	23,592
Other intangible assets (other than MSRs)	4,244	4,566
Goodwill and other intangible assets (other than MSRs) related to assets held-for-sale	297	71
Tangible common equity (TCE)	$174,961	$171,488

Common shares outstanding (CSO)	3,034.1	3,023.9
Tangible book value per share (TCE/CSO)	$57.66	$56.71
Book value per share (common equity/CSO)	$66.79	$66.05

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

Managing Global Risk Table of Contents

(1)
For additional information regarding certain credit risk, market risk and other quantitative and qualitative information, refer to Citi’s Pillar 3 Basel III Advanced Approaches Disclosures, as required by the rules of the Federal Reserve Board, on Citi’s Investor Relations website.

MANAGING GLOBAL RISK
Citigroup believes that effective risk management is of primary importance to its overall operations. Accordingly, Citi’s risk management process has been designed to monitor, evaluate and manage the principal risks it assumes in conducting its activities. These risks are generally categorized as credit risk, market risk, operational risk and country and cross-border risk. Compliance risk can be found in all of these risk types.
Citigroup’s risk management framework is designed to balance business ownership and accountability for risks with well defined independent risk management oversight and responsibility. Further, Citi’s risk management organization is structured to facilitate the management of risk across three dimensions: businesses, regions and critical products.
For more information on Citi’s risk management programs and risk management organization, see “Managing Global Risk” and “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K.

CREDIT RISK

For additional information on Credit Risk, including Citi’s credit risk management, measurement and stress testing, see “Managing Global Risk—Credit Risk” in Citi’s 2014 Annual Report on Form 10-K.

Loans Outstanding

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2015	2014	2014	2014	2014
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$92,005	$96,533	$101,583	$103,905	$106,904
Installment, revolving credit, and other	4,861	14,450	13,350	13,192	12,951
Cards	105,378	112,982	108,314	109,138	107,947
Commercial and industrial	6,532	5,895	6,870	6,972	6,884
Lease financing	—	—	—	—	—
	$208,776	$229,860	$230,117	$233,207	$234,686
In offices outside the U.S.
Mortgage and real estate(1)	$50,970	$54,462	$56,099	$57,291	$56,118
Installment, revolving credit, and other	31,396	31,128	34,270	34,560	33,409
Cards	28,681	32,032	32,410	34,252	35,683
Commercial and industrial	21,992	22,561	23,393	24,916	24,575
Lease financing	546	609	678	735	736
	$133,585	$140,792	$146,850	$151,754	$150,521
Total Consumer loans	$342,361	$370,652	$376,967	$384,961	$385,207
Unearned income	(655)	(682)	(649)	(616)	(546)
Consumer loans, net of unearned income	$341,706	$369,970	$376,318	$384,345	$384,661
Corporate loans
In U.S. offices
Commercial and industrial	$37,537	$35,055	$36,516	$36,293	$36,120
Loans to financial institutions	36,054	36,272	31,916	29,195	27,888
Mortgage and real estate(1)	33,145	32,537	32,285	31,417	29,888
Installment, revolving credit, and other	29,267	29,207	30,378	32,646	34,219
Lease financing	1,755	1,758	1,737	1,668	1,662
	$137,758	$134,829	$132,832	$131,219	$129,777
In offices outside the U.S.
Commercial and industrial	$81,426	$79,239	$80,304	$82,945	$83,134
Loans to financial institutions	32,210	33,269	35,854	40,541	39,543
Mortgage and real estate(1)	6,311	6,031	6,243	6,309	6,301
Installment, revolving credit, and other	19,687	19,259	20,151	20,095	18,655
Lease financing	322	356	396	430	454
Governments and official institutions	2,174	2,236	2,264	2,176	2,256
	$142,130	$140,390	$145,212	$152,496	$150,343
Total Corporate loans	$279,888	$275,219	$278,044	$283,715	$280,120
Unearned income	(540)	(554)	(536)	(556)	(560)
Corporate loans, net of unearned income	$279,348	$274,665	$277,508	$283,159	$279,560
Total loans—net of unearned income	$621,054	$644,635	$653,826	$667,504	$664,221
Allowance for loan losses—on drawn exposures	(14,598)	(15,994)	(16,915)	(17,890)	(18,923)
Total loans—net of unearned income and allowance for credit losses	$606,456	$628,641	$636,911	$649,614	$645,298
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	2.38%	2.50%	2.60%	2.70%	2.87%
Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	3.55%	3.68%	3.87%	4.04%	4.29%
Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	0.91%	0.89%	0.86%	0.85%	0.90%

(1)	Loans secured primarily by real estate.

(2)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2015	2014	2014	2014	2014
Allowance for loan losses at beginning of period	$15,994	$16,915	$17,890	$18,923	$19,648
Provision for loan losses
Consumer	$1,661	$1,660	$1,605	$1,669	$1,759
Corporate	94	221	(30)	(90)	34
	$1,755	$1,881	$1,575	$1,579	$1,793
Gross credit losses
Consumer
In U.S. offices	$1,596	$1,588	$1,595	$1,756	$1,841
In offices outside the U.S.	839	976	948	1,009	968
Corporate
In U.S. offices	10	45	9	14	8
In offices outside the U.S.	13	118	34	33	166
	$2,458	$2,727	$2,586	$2,812	$2,983
Credit recoveries(1)
Consumer
In U.S. offices	$296	$242	$232	$356	$292
In offices outside the U.S.	173	223	196	231	223
Corporate
In U.S offices	12	7	18	22	18
In offices outside the U.S.	20	7	43	14	11
	$501	$479	$489	$623	$544
Net credit losses
In U.S. offices	$1,298	$1,384	$1,354	$1,392	$1,539
In offices outside the U.S.	659	864	743	797	900
Total	$1,957	$2,248	$2,097	$2,189	$2,439
Other - net(2)(3)(4)(5)(6)(7)	$(1,194)	$(554)	$(453)	(423)	$(79)
Allowance for loan losses at end of period	$14,598	$15,994	$16,915	$17,890	$18,923
Allowance for loan losses as a % of total loans(8)	2.38%	2.50%	2.60%	2.70%	2.87%
Allowance for unfunded lending commitments(9)	$1,023	$1,063	$1,140	$1,176	$1,202
Total allowance for loan losses and unfunded lending commitments	$15,621	$17,057	$18,055	$19,066	$20,125
Net Consumer credit losses	$1,966	$2,098	$2,115	$2,178	$2,294
As a percentage of average Consumer loans	2.22%	2.23%	2.21%	2.27%	2.41%
Net Corporate credit losses (recoveries)	$(9)	$150	$(18)	$11	$145
As a percentage of average Corporate loans	(0.01)%	0.21%	(0.03)%	0.02%	0.22%
Allowance for loan losses at end of period(10)
Citicorp	$10,976	$11,142	$11,582	$12,139	$12,524
Citi Holdings	3,622	4,852	5,333	5,751	6,399
Total Citigroup	$14,598	$15,994	$16,915	$17,890	$18,923
Allowance by type
Consumer	$12,122	$13,605	$14,575	$15,520	$16,451
Corporate	2,476	2,389	2,340	2,370	2,472
Total Citigroup	$14,598	$15,994	$16,915	$17,890	$18,923

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, foreign currency translation, purchase accounting adjustments, etc.

(3)
The first quarter of 2015 includes a reduction of approximately $1.0 billion related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $281 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2015 includes a reduction of approximately $145 million related to FX translation.

(4)
The fourth quarter of 2014 includes a reduction of approximately $250 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $194 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the fourth quarter of 2014 includes a reduction of approximately $282 million related to FX translation.

(5)
The third quarter of 2014 includes a reduction of approximately $259 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $151 million related to a transfer of a real estate loan portfolio to HFS and a reduction of approximately $108 million related to the transfer of various EMEA loan portfolios to HFS. Additionally, the third quarter of 2014 includes a reduction of approximately $181 million related to FX translation.

(6)
The second quarter of 2014 includes a reduction of approximately $480 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of approximately $204 million, $177 million and $29 million related to the transfers to HFS of businesses in Greece, Spain and Honduras, and $66 million related to a transfer of a real estate loan portfolio to HFS. These amounts are partially offset by FX translation on the entire allowance balance.

(7)	The first quarter of 2014 includes a reduction of approximately $79 million related to the sale or transfers to HFS of various loan portfolios.

(8)
March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 exclude $6.6 billion, $5.9 billion, $4.4 billion, $4.8 billion and $5.7 billion, respectively, of loans which are carried at fair value.

(9)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

(10)
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements in Citi’s 2014 Annual Report on Form 10-K. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios as of March 31, 2015 and December 31, 2014:

	March 31, 2015
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$4.8	$106.0	4.5%
North America mortgages(3)(4)	3.2	91.4	3.5
North America other	0.5	12.9	4.0
International cards	1.6	25.3	6.3
International other(5)	2.0	106.1	1.9
Total Consumer	$12.1	$341.7	3.5%
Total Corporate	2.5	279.4	0.9
Total Citigroup	$14.6	$621.1	2.4%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $4.8 billion of loan loss reserves represented approximately 16 months of coincident net credit loss coverage.

(3)
Of the $3.2 billion, approximately $3.1 billion was allocated to North America mortgages in Citi Holdings. The $3.2 billion of loan loss reserves represented approximately 50 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

(4)
Of the $3.2 billion in loan loss reserves, approximately $1.1 billion and $2.1 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $91.4 billion in loans, approximately $78.8 billion and $12.3 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

(5)	Includes mortgages and other retail loans.

	December 31, 2014
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$4.9	$114.0	4.3%
North America mortgages(3)(4)	3.7	95.9	3.9
North America other	1.2	21.6	5.6
International cards	1.9	31.5	6.0
International other(5)	1.9	106.9	1.8
Total Consumer	$13.6	$369.9	3.7%
Total Corporate	2.4	274.7	0.9
Total Citigroup	$16.0	$644.6	2.5%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $4.9 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

(3)
Of the $3.7 billion, approximately $3.5 billion was allocated to North America mortgages in Citi Holdings. The $3.7 billion of loan loss reserves represented approximately 53 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

(4)
Of the $3.7 billion in loan loss reserves, approximately $1.2 billion and $2.5 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $95.9 billion in loans, approximately $80.4 billion and $15.2 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

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

•
Mortgage loans in regulated bank entities discharged through Chapter 7 bankruptcy, other than Federal Housing Administration (FHA) insured loans, are classified as non-accrual. Non-bank mortgage loans discharged through Chapter 7 bankruptcy are classified as non-accrual at 90 days or more past due. In addition, home equity loans in regulated bank entities are classified as non-accrual if the related residential first mortgage loan is 90 days or more past due.

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

Non-Accrual Loans

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2015	2014	2014	2014	2014
Citicorp	$2,789	$3,011	$3,358	$3,226	$3,751
Citi Holdings	3,965	4,096	4,264	4,707	4,897
Total non-accrual loans	$6,754	$7,107	$7,622	$7,933	$8,648
Corporate non-accrual loans(1)
North America	$347	$321	$365	$367	$689
EMEA	287	267	322	363	461
Latin America	376	416	481	288	186
Asia	151	179	182	200	284
Total Corporate non-accrual loans	$1,161	$1,183	$1,350	$1,218	$1,620
Citicorp	$1,108	$1,126	$1,290	$1,150	$1,528
Citi Holdings	53	57	60	67	92
Total Corporate non-accrual loans	$1,161	$1,183	$1,350	$1,217	$1,620
Consumer non-accrual loans(1)
North America	$4,192	$4,412	$4,546	$4,915	$5,139
Latin America	1,086	1,188	1,364	1,386	1,466
Asia (2)	315	324	362	415	423
Total Consumer non-accrual loans	$5,593	$5,924	$6,272	$6,716	$7,028
Citicorp	$1,681	$1,885	$2,068	$2,076	$2,223
Citi Holdings	3,912	4,039	4,204	4,640	4,805
Total Consumer non-accrual loans	$5,593	$5,924	$6,272	$6,716	$7,028

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $398 million at March 31, 2015, $421 million at December 31, 2014, $493 million at September 30, 2014, $575 million at June 30, 2014, and $632 million at March 31, 2014.

(2) For reporting purposes, includes the results of operations of EMEA GCB for all periods presented.

The changes in Citigroup’s non-accrual loans for the three months ended March 31, 2015 were as follows:

	Three months ended
	March 31, 2015
In millions of dollars	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,183	$5,924	$7,107
Additions	196	1,856	2,052
Sales and transfers to held-for-sale	(36)	(614)	(650)
Returned to performing	(11)	(326)	(337)
Paydowns/settlements	(139)	(307)	(446)
Charge-offs	(18)	(871)	(889)
Other	(14)	(69)	(83)
Ending balance	$1,161	$5,593	$6,754

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2015	2014	2014	2014	2014
OREO(1)
Citicorp	$103	$92	$86	$95	$96
Citi Holdings	172	168	296	306	314
Total OREO	$275	$260	$382	$401	$410
North America	$221	$195	$303	$293	$305
EMEA	1	8	18	44	50
Latin America	48	47	49	49	50
Asia	5	10	12	15	5
Total OREO	$275	$260	$382	$401	$410
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$1,161	$1,183	$1,350	$1,218	$1,620
Consumer non-accrual loans	5,593	5,924	6,272	6,716	7,028
Non-accrual loans (NAL)	$6,754	$7,107	$7,622	$7,934	$8,648
OREO	$275	$260	$382	$401	$410
Non-accrual assets (NAA)	$7,029	$7,367	$8,004	$8,335	$9,058
NAL as a percentage of total loans	1.09%	1.10%	1.17%	1.19%	1.30%
NAA as a percentage of total assets	0.38	0.40	0.43	0.44	0.48
Allowance for loan losses as a percentage of NAL(2)	216	225	222	225	219

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
Non-accrual assets—Total Citicorp	2015	2014	2014	2014	2014
Non-accrual loans (NAL)	$2,789	$3,011	$3,358	$3,226	$3,751
OREO	103	92	86	95	96
Non-accrual assets (NAA)	$2,892	$3,103	$3,444	$3,321	$3,847
NAA as a percentage of total assets	0.17%	0.18%	0.20%	0.19%	0.22%
Allowance for loan losses as a percentage of NAL(2)	394	370	345	376	334
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$3,965	$4,096	$4,264	$4,707	$4,897
OREO	172	168	296	306	314
Non-accrual assets (NAA)	$4,137	$4,264	$4,560	$5,013	$5,211
NAA as a percentage of total assets	3.39%	3.31%	3.33%	3.39%	3.45%
Allowance for loan losses as a percentage of NAL(2)	91	118	125	122	131

(1)
Reflects a decrease of $130 million related to the adoption of ASU 2014-14 in the fourth quarter of 2014, which requires certain government guaranteed mortgage loans to be recognized as separate other receivables upon foreclosure. Prior periods have not been restated. For additional information, see Note 1 of the Consolidated Financial Statements.

(2)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Mar. 31, 2015	Dec. 31, 2014
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$10	$12
Mortgage and real estate(3)	104	106
Other	301	316
	$415	$434
In offices outside the U.S.
Commercial and industrial(2)	$78	$105
Mortgage and real estate(3)	1	1
Other	35	39
	$114	$145
Total Corporate renegotiated loans	$529	$579
Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate (8)	$12,550	$15,514
Cards	1,629	1,751
Installment and other	83	580
	$14,262	$17,845
In offices outside the U.S.
Mortgage and real estate	$687	$695
Cards	620	656
Installment and other	554	586
	$1,861	$1,937
Total Consumer renegotiated loans	$16,123	$19,782

(1)
Includes $166 million and $135 million of non-accrual loans included in the non-accrual assets table above at March 31, 2015 and December 31, 2014, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at March 31, 2015, Citi also modified $15 million and $19 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside and outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at March 31, 2015, Citi also modified $22 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $3,204 million and $3,132 million of non-accrual loans included in the non-accrual assets table above at March 31, 2015 and December 31, 2014, respectively. The remaining loans are accruing interest.

(5)	Includes $161 million and $124 million of commercial real estate loans at March 31, 2015 and December 31, 2014, respectively.

(6)	Includes $174 million and $184 million of other commercial loans at March 31, 2015 and December 31, 2014, respectively.

(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

(8)	Reduction in the first quarter of 2015 includes $2,683 million related to TDRs sold or transferred to held-for-sale.

North America Consumer Mortgage Lending

Overview
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At March 31, 2015, Citi’s North America consumer mortgage portfolio was $91.4 billion (compared to $95.9 billion at December 31, 2014), of which the residential first mortgage portfolio was $64.3 billion (compared to $67.8 billion at December 31, 2014), and the home equity loan portfolio was $27.1 billion (compared to $28.1 billion at December 31, 2014). At March 31, 2015, $29.8 billion of first mortgages was recorded in Citi Holdings, with the remaining $34.5 billion recorded in Citicorp. At March 31, 2015, $23.8 billion of home equity loans was recorded in Citi Holdings, with the remaining $3.3 billion recorded in Citicorp. For additional information on Citi’s North America consumer mortgage portfolio, including Citi’s representations and warranties repurchase reserve, see “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending” in Citi’s 2014 Annual Report on Form 10-K.
Citi’s residential first mortgage portfolio included $3.7 billion of loans with FHA insurance or Department of Veterans Affairs (VA) guarantees at March 31, 2015, compared to $5.2 billion at December 31, 2014. The sequential decline was primarily attributable to approximately $1.4 billion of mortgage loans with FHA insurance sold or transferred to held-for-sale.
As of March 31, 2015, Citi’s North America residential first mortgage portfolio contained approximately $3.4 billion of adjustable rate mortgages that are currently required to make a payment consisting of only accrued interest for the payment period, or an interest-only payment, compared to $3.8 billion at December 31, 2014.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Residential First Mortgages
The following charts detail the quarterly credit trends for Citigroup’s residential first mortgage portfolio in North America.

North America Residential First Mortgage - EOP Loans In billions of dollars

North America Residential First Mortgage - Net Credit Losses In millions of dollars
Note: CMI refers to loans originated by CitiMortgage. CFNA refers to loans originated by CitiFinancial. Totals may not sum due to rounding.

(1)	2Q’14 excludes a recovery of approximately $58 million in CitiMortgage.

(2)	Increase in 4Q’14 CitiFinancial residential first mortgage loss driven by portfolio seasoning and loss mitigation activities.

(3)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(4)	Year-over-year change as of January 2015.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars
Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

Credit performance (net credit losses and delinquencies) of the residential first mortgage portfolio continued to improve during the first quarter of 2015. The decline in net credit losses during the first quarter of 2015 was driven by overall continued improvement in credit, the home price index (HPI), the economic environment and continued management actions (as discussed below).
Residential first mortgages originated by CitiFinancial have a higher net credit loss rate (4.5%, compared to 0.3% for CitiMortgage as of the first quarter of 2015), as CitiFinancial borrowers tend to have higher loan-to-value ratios (LTVs) and lower FICO (Fair Isaac Corporation) scores than CitiMortgage borrowers. CitiFinancial’s residential first mortgages also have a significantly different geographic distribution, with different mortgage market conditions that tend to lag the overall improvements in HPI.
During the first quarter of 2015, continued management actions, primarily assets sales and loans transferred to held-for-sale and, to a lesser extent, loan modifications, were the primary drivers of the overall improvement in delinquencies within Citi Holdings’ residential first mortgage portfolio. Citi sold or transferred to held-for-sale approximately $0.2 billion of delinquent residential first mortgages in the first quarter of 2015 (compared to $0.6 billion during the fourth quarter of 2014). Credit performance from quarter to quarter could continue to be impacted by the volume of delinquent loan sales (or lack of significant sales) and HPI, as well as increases in interest rates.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of March 31, 2015 and December 31, 2014.

In billions of dollars	March 31, 2015					December 31, 2014
State (1)	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100% (3)	Refreshed FICO
CA	$18.7	32%	0.4%	1%	748	$18.9	31%	0.6%	2%	745
NY/NJ/CT(4)(5)	12.4	21	1.5	2	743	12.2	20	1.9	2	740
VA/MD	2.8	5	2.6	8	699	3.0	5	2.9	8	697
FL(4)	2.6	5	2.7	12	702	2.8	5	3.0	14	700
TX	2.5	4	2.6	—	683	2.5	4	2.7	—	680
IL(4)	2.4	4	2.3	11	718	2.5	4	2.5	9	713
Other	16.8	29	3.2	7	679	18.2	31	3.4	7	676
Total	$58.2	100%	1.8%	4%	718	$60.1	100%	2.1%	4%	715

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)
Ending net receivables. Excludes loans in Canada and Puerto Rico, loans guaranteed by U.S. government agencies, loans recorded at fair value and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)	LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

(4)	New York, New Jersey, Connecticut, Florida and Illinois are judicial states.

(5)	Increase in ENR year-over-year was due to originations in Citicorp.

Foreclosures
A substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At March 31, 2015, Citi’s foreclosure inventory included approximately $0.5 billion, or 0.8%, of the total residential first mortgage portfolio, compared to $0.6 billion, or 0.9%, at December 31, 2014 (based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs). This decline in the first quarter of 2015 was largely attributed to CitiMortgage loans sold or transferred to held-for-sale.
Citi’s foreclosure inventory continues to be impacted by the ongoing extensive state and regulatory requirements related to the foreclosure process, which continue to result in longer foreclosure timelines. Citi’s average timeframes to move a loan out of foreclosure are two to three times longer than historical norms, and continue to be even more pronounced in judicial states, where Citi has a higher concentration of residential first mortgages in foreclosure. As of March 31, 2015, approximately 20% of Citi’s total foreclosure inventory was active foreclosure units in process for over two years, compared to 21% as of December 31, 2014, with the decline primarily attributed to the CitiMortgage loans sold or transferred to held-for-sale.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Home Equity Loans
Citi’s home equity loan portfolio consists of both fixed-rate home equity loans and loans extended under home equity lines of credit. Fixed-rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time with the payment of interest only and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan (the interest-only payment feature during the revolving period is standard for this product across the industry). After conversion, the home equity loans typically have a 20-year amortization period.

Revolving HELOCs
At March 31, 2015, Citi’s home equity loan portfolio of $27.1 billion included approximately $16.0 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or “reset,” compared to $16.7 billion at December 31, 2014. The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of March 31, 2015
Note: Totals may not sum due to rounding.

Approximately 12% of Citi’s total Revolving HELOCs portfolio had commenced amortization as of March 31, 2015 (compared to 10% as of December 31, 2014). Of the remaining Revolving HELOCs portfolio, approximately 76% will commence amortization during the remainder of 2015–2017. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans.
While it is not certain what, if any, impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2015–2017 could increase on average by approximately $360, or 180%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Of the Revolving HELOCs that will commence amortization during the remainder of 2015–2017, approximately $1.6 billion, or 13%, of the loans have a CLTV greater than 100% as of March 31, 2015. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Based on the limited number of Revolving HELOCs that have begun amortization as of March 31, 2015, approximately 6.2% of the amortizing home equity loans were 30+ days past due, compared to 2.7% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 6.4% and 2.7%, respectively, as of December 31, 2014. However, these resets have generally occurred during a period of historically low interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
Citi continues to monitor this reset risk closely and will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management continues to review and take additional actions to offset potential reset risk, such as establishment of a borrower outreach program to provide reset risk education, establishment of a reset risk mitigation unit and proactively contacting high-risk borrowers. For further information on reset risk, see “Risk Factors—Credit and Market Risks” in Citi’s 2014 Annual Report on Form 10-K.

Net Credit Losses and Delinquencies
The following charts detail the quarterly credit trends for Citi’s home equity loan portfolio in North America.

North America Home Equity - EOP Loans In billions of dollars

North America Home Equity - Net Credit Losses In millions of dollars
Note: Totals may not sum due to rounding.

North America Home Equity Loan Delinquencies - Citi Holdings In billions of dollars

1.24
1.16
1.07
1.00
0.89
0.85
0.84
0.82
0.75
0.35
0.35
0.34
0.33
0.32
0.31
0.30
0.31
0.31
0.37
0.33
0.30
0.25
0.23
0.21
0.20
0.19
0.18
0.52
0.48
0.43
0.42
0.35
0.34
0.33
0.32
0.27
1Q'13
2Q'13
3Q'13
4Q'13
1Q14
2Q'14
3Q'14
4Q'14
1Q'15
30-89
90-179
180+
30+ DPD

Note: Totals may not sum due to rounding.

As evidenced by the tables to the left, home equity loan net credit losses and delinquencies improved during the first quarter of 2015, primarily due to liquidations and continued modifications. Given the limited market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 15 to the Consolidated Financial Statements), Citi’s ability to reduce delinquencies or net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans, the reset of the Revolving HELOCs (as discussed above) or otherwise, is more limited as compared to residential first mortgages.

North America Home Equity Loans—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of March 31, 2015 and December 31, 2014.

In billions of dollars	March 31, 2015					December 31, 2014
State (1)	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO
CA	$7.1	28%	1.5%	10%	729	$7.4	28%	1.5%	10%	729
NY/NJ/CT(4)	6.6	26	2.5	11	721	6.7	25	2.4	11	721
FL(4)	1.8	7	2.2	35	707	1.8	7	2.2	36	707
VA/MD	1.6	6	1.6	29	706	1.6	6	1.6	28	706
IL(4)	1.1	4	1.4	41	717	1.1	4	1.4	35	716
IN/OH/MI(4)	0.8	3	1.9	37	688	0.8	3	1.7	31	688
Other	6.7	26	1.7	20	702	7.2	27	1.7	19	702
Total	$25.7	100%	1.9%	18%	715	$26.6	100%	1.8%	17%	715

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans. CLTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2015	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014
Citicorp(3)(4)
Total	$280.1	$2,245	$2,566	$2,812	$2,511	$2,688	$2,860
Ratio		0.80%	0.88%	0.98%	0.90%	0.93%	0.99%
Retail banking
Total	$147.9	$617	$816	$968	$845	$854	$925
Ratio		0.42%	0.55%	0.65%	0.58%	0.58%	0.62%
North America	47.8	123	225	243	203	212	177
Ratio		0.26%	0.49%	0.55%	0.43%	0.46%	0.40%
Latin America	25.6	306	397	516	282	290	340
Ratio		1.20%	1.52%	1.80%	1.10%	1.11%	1.18%
Asia(5)	74.5	188	194	209	360	352	408
Ratio		0.25%	0.25%	0.27%	0.48%	0.46%	0.53%
Cards
Total	$132.2	$1,628	$1,750	$1,844	$1,666	$1,834	$1,935
Ratio		1.23%	1.23%	1.34%	1.26%	1.29%	1.40%
North America—Citi-branded	63.5	569	593	648	497	568	599
Ratio		0.90%	0.88%	0.97%	0.78%	0.84%	0.90%
North America—Citi retail services	42.4	629	678	689	673	748	725
Ratio		1.48%	1.46%	1.63%	1.59%	1.61%	1.71%
Latin America	8.5	240	284	293	247	262	321
Ratio		2.82%	3.05%	2.87%	2.91%	2.82%	3.15%
Asia(5)	17.8	190	195	214	249	256	290
Ratio		1.07%	1.05%	1.14%	1.40%	1.38%	1.54%
Citi Holdings(6)(7)
Total	$61.5	$1,698	$2,073	$2,811	$1,339	$1,831	$2,452
Ratio		2.88%	2.77%	3.18%	2.27%	2.45%	2.78%
International	4.9	91	110	266	142	168	349
Ratio		1.86%	1.38%	2.05%	2.90%	2.10%	2.68%
North America	56.6	1,607	1,963	2,545	1,197	1,663	2,103
Ratio		2.97%	2.94%	3.38%	2.21%	2.49%	2.79%
Other (8)	0.1
Total Citigroup	$341.7	$3,943	$4,639	$5,623	$3,850	$4,519	$5,312
Ratio		1.17%	1.27%	1.50%	1.14%	1.24%	1.41%

(1)	Total loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on end-of-period (EOP) loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30–89 days past due and related ratios for Citicorp North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $534 million ($1.1 billion), $562 million ($1.1 billion) and $679 million ($1.2 billion) at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $111 million, $122 million and $122 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

(5)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(6)
The 90+ days and 30–89 days past due and related ratios for Citi Holdings North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) for each period were $1.8 billion ($2.5 billion), $2.2 billion ($4.0 billion) and $3.0 billion ($6.1 billion) at March 31, 2015, December 31,

2014 and March 31, 2014, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.2 billion, $0.5 billion and $0.9 billion at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

(7)
The March 31, 2015, December 31, 2014 and March 31, 2014 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $12 million, $14 million and $0.9 billion, respectively, of loans that are carried at fair value.

(8)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)
In millions of dollars, except average loan amounts in billions	1Q15	1Q15	4Q14	1Q14
Citicorp
Total	$283.1	$1,551	$1,710	$1,732
Ratio		2.22%	2.34%	2.43%
Retail banking
Total	$148.3	$294	$388	$322
Ratio		0.80%	1.01%	0.88%
North America	47.5	36	36	34
Ratio		0.31%	0.30%	0.31%
Latin America	25.7	188	278	208
Ratio		2.97%	4.05%	2.98%
Asia(3)	75.1	70	74	80
Ratio		0.38%	0.38%	0.43%
Cards
Total	$134.8	$1,257	$1,322	$1,410
Ratio		3.78%	3.81%	4.08%
North America—Citi-branded	64.1	492	514	587
Ratio		3.11%	3.10%	3.53%
North America—Retail services	43.9	433	463	481
Ratio		4.00%	4.18%	4.47%
Latin America	8.8	229	233	228
Ratio		10.55%	9.63%	9.16%
Asia(3)	18.0	103	112	114
Ratio		2.32%	2.39%	2.45%
Citi Holdings
Total	$76.3	$414	$387	$560
Ratio		2.20%	1.86%	2.35%
International	7.4	51	28	86
Ratio		2.80%	1.26%	2.70%
North America	68.9	363	359	474
Ratio		2.14%	1.93%	2.29%
Other (4)	—	1	1	2
Total Citigroup	$359.4	$1,966	$2,098	$2,294
Ratio		2.22%	2.23%	2.41%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(4)	Represents NCLs on loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

CORPORATE CREDIT DETAILS
Consistent with its overall strategy, Citi’s corporate clients are typically large, multi-national corporations which value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory.

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio (excluding private bank in ICG), before consideration of collateral or hedges, by remaining tenor at March 31, 2015 and December 31, 2014. The vast majority of Citi’s corporate credit portfolio resides in ICG; as of March 31, 2015 less than 1% of Citi’s corporate credit exposure resided in Citi Holdings.

	At March 31, 2015				At December 31, 2014
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet) (1)	$93	$91	$32	$216	$95	$85	$33	$213
Unfunded lending commitments (off-balance sheet)(2)	86	206	27	319	92	207	33	332
Total exposure	$179	$297	$59	$535	$187	$292	$66	$545

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	March 31, 2015	December 31, 2014
North America	54%	55%
EMEA	25	25
Asia	14	13
Latin America	7	7
Total	100%	100%

The maintenance of accurate and consistent risk ratings across the corporate credit portfolio facilitates the comparison of credit exposure across all lines of business, geographic regions and products. Counterparty risk ratings reflect an estimated probability of default for a counterparty and are derived primarily through the use of validated statistical models, scorecard models and external agency ratings (under defined circumstances), in combination with consideration of factors specific to the obligor or market, such as management experience, competitive position, regulatory environment and commodity prices. Facility risk ratings are assigned that reflect the probability of default of the obligor and factors that affect the loss-given-default of the facility, such as support or collateral. Internal obligor ratings that generally correspond to BBB and above are considered investment grade, while those below are considered non-investment grade.
Citigroup also has incorporated climate risk assessment and reporting criteria for certain obligors, as necessary. Factors evaluated include consideration of climate risk to an obligor’s business and physical assets and, when relevant, consideration of cost-effective options to reduce greenhouse gas emissions.
The following table presents the corporate credit portfolio by facility risk rating at March 31, 2015 and December 31, 2014, as a percentage of the total corporate credit portfolio:

	Total Exposure
	March 31, 2015	December 31, 2014
AAA/AA/A	50%	49%
BBB	33	33
BB/B	15	16
CCC or below	2	1
Unrated	—	1
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total Exposure
	March 31, 2015	December 31, 2014
Transportation and industrial	21%	21%
Consumer retail and health	16	17
Power, chemicals, commodities and metals and mining	10	10
Energy (1)	10	10
Technology, media and telecom	10	9
Banks/broker-dealers	8	8
Real estate	5	6
Public sector	6	5
Insurance and special purpose entities	5	5
Hedge funds	5	5
Other industries	4	4
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
(1) In addition to this exposure, Citi also has energy-related exposure within the “Public sector” (e.g., energy-related state-owned entities) and “Transportation and industrial” sector (e.g., off-shore drilling entities) included in the table above. As of March 31, 2015, Citi’s total exposure to these energy-related entities remained largely consistent with the prior quarter, at approximately $7 billion, of which approximately $4 billion consisted of direct outstanding funded loans.

As of March 31, 2015, Citi’s total corporate credit exposure to the energy and energy-related sector (see footnote 1 to the table above) was approximately $58 billion, with approximately $22 billion, or 3%, of Citi’s total outstanding loans consisting of direct outstanding funded loans. This compared to approximately $60 billion of total corporate credit exposure and $22 billion of direct outstanding funded loans as of December 31, 2014. In addition, as of March 31, 2015, approximately 69% of Citi’s total corporate credit energy and energy-related exposure (based on the methodology described above) was in the United States, United Kingdom and Canada (compared to 70% at December 31, 2014). Also as of March 31, 2015, approximately 82% of Citi’s total energy and energy-related exposures were rated investment grade. This compared to approximately 85% as of year-end 2014, reflecting certain ratings downgrades during the current quarter. While these downgrades and other market developments led to an approximate $100 million loan loss reserve build in ICG during the current quarter, Citi did not experience any material net credit losses against its corporate energy exposures in the current quarter.

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
At March 31, 2015 and December 31, 2014, $27.2 billion and $27.6 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At March 31, 2015 and December 31, 2014, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2015	December 31, 2014
AAA/AA/A	23%	24%
BBB	38	42
BB/B	33	28
CCC or below	6	6
Total	100%	100%

At March 31, 2015 and December 31, 2014, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	March 31, 2015	December 31, 2014
Transportation and industrial	30%	30%
Power, chemicals, commodities and metals and mining	15	15
Technology, media and telecom	14	15
Consumer retail and health	12	11
Energy	12	10
Banks/broker-dealers	7	7
Public Sector	4	6
Insurance and special purpose entities	4	4
Other industries	2	2
Total	100%	100%

For additional information on Citi’s corporate credit portfolio, including allowance for loan losses, coverage ratios and corporate non-accrual loans, see “Credit Risk—Loans Outstanding, Details of Credit Loss Experience, Allowance for Loan Losses and Non-Accrual Loans and Assets” above.

MARKET RISK
Market risk encompasses funding and liquidity risk and price risk, each of which arise in the normal course of business of a global financial intermediary such as Citi. For additional information, see “Managing Global Risk—Market Risk” in Citi’s 2014 Annual Report on Form 10-K.

Funding and Liquidity Risk
For additional information on funding and liquidity risk at Citigroup, including Citi’s liquidity management, stress testing and certain of its additional liquidity measures, see “Market Risk—Funding and Liquidity Risk” and “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K.

High-Quality Liquid Assets

	Parent(1)		Significant Citibank Entities(2)		Other Citibank and Banamex Entities		Total
In billions of dollars	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2015	Dec. 31, 2014
Available cash	$18.3	$37.5	$71.3	$54.6	$4.9	$10.6	$94.5	$102.7
Unencumbered liquid securities	30.3	35.0	207.1	203.1	68.6	71.8	$306.0	$309.9
Total	$48.6	$72.5	$278.4	$257.7	$73.5	$82.4	$400.5	$412.6

Note: Amounts set forth in the table above are based on the U.S. Liquidity Coverage Ratio (LCR) rules. All amounts are as of period end and may increase or decrease intra-period in the ordinary course of business.
(1) “Parent” consists of Citigroup, the parent holding company and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup.
(2) “Significant Citibank Entities” consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore.

As set forth in the table above, Citi’s high-quality liquid assets (HQLA) as of March 31, 2015 were $400.5 billion, compared to $412.6 billion as of December 31, 2014. The decrease in HQLA quarter-over-quarter was primarily driven by the use of cash to reduce short-term borrowings and long-term debt in the significant Citibank entities, as well as reduce wholesale funding in the parent entities. This was partially offset by cash generated from a seasonal reduction in loans (largely credit card loans within North America GCB) in the significant Citibank entities and other Citibank and Banamex entities.
Prior to September 30, 2014, Citi reported its HQLA based on the Basel Committee’s LCR rules. On this basis, Citi’s HQLA was $424.8 billion as of March 31, 2014. Year-over-year, the decrease in Citi’s HQLA was primarily due to the impact of the U.S. LCR rules, which excluded municipal securities, covered bonds and residential mortgage-backed securities from the definition of HQLA.
The following table shows further detail of the composition of Citi's HQLA by type of asset as of March 31, 2015 and December 31, 2014. For securities, the amounts represent the liquidity value that potentially could be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions.

In billions of dollars	Mar. 31, 2015	Dec. 31, 2014
Available cash	$94.5	$102.7
U.S. Treasuries	135.4	139.5
U.S. Agencies/Agency MBS	57.3	57.1
Foreign government(1)	110.3	110.2
Other investment grade	3.1	3.1
Total	$400.5	$412.6
Note: Amounts set forth in the table above are based on the U.S. LCR rules.

(1)
Foreign government includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government securities are held largely to support local liquidity requirements and Citi’s local franchises and principally included government bonds from Brazil, Hong Kong, India, Korea, Mexico and Singapore.

Citi’s HQLA as set forth above does not include additional potential liquidity in the form of Citigroup’s borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $38 billion as of March 31, 2015 (compared to $26 billion as of December 31, 2014 and $31 billion as of March 31, 2014) and is maintained by pledged collateral to all such banks. The HQLA shown above also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which would be in addition to the resources noted above.
In general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-

dealer entities in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2015, the amount available for lending to these entities under Section 23A was approximately $17 billion (unchanged from December 31, 2014 and March 31, 2014), subject to collateral requirements.

Deposits
Deposits are the primary and lowest cost funding source for Citi’s bank subsidiaries. The table below sets forth the end-of-period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2014
Global Consumer Banking
North America	$172.6	$171.4	$172.6
Latin America	42.0	43.7	46.1
Asia(1)	89.7	89.2	90.9
Total	$304.3	$304.3	$309.6
ICG
Treasury and trade solutions (TTS)	$386.5	$378.0	$380.3
Banking ex-TTS	104.4	94.5	92.1
Markets and securities services	80.2	82.9	96.1
Total	$571.1	$555.4	$568.6
Corporate/Other	12.3	22.8	26.1
Total Citicorp	$887.7	$882.5	$904.3
Total Citi Holdings(2)(3)	11.9	16.8	62.0
Total Citigroup deposits (EOP)	$899.6	$899.3	$966.3
Total Citigroup deposits (AVG)	$899.5	$938.7	$957.4

(1)	For reporting purposes, includes EMEA GCB for all periods presented.

(2)
Included within Citi Holding’s end-of-period deposit balance as of March 31, 2015 was approximately $4 billion of deposits related to Morgan Stanley Smith Barney (MSSB) customers that, as previously disclosed, will be transferred to Morgan Stanley by the end of the second quarter of 2015.

(3)
March 31, 2015 and December 31, 2014 deposit balances reflect the reclassification to held-for-sale of approximately $20 billion and $21 billion, respectively, of deposits as a result of Citigroup’s entry into an agreement in December 2014 to sell its Japan retail banking business.

End-of-period deposits decreased 7% year-over-year and were largely unchanged quarter-over-quarter. The year-over-year change was primarily due to the reclassification to held-for-sale of deposits relating to Citi’s Japan retail banking business (see note 3 to the table above), as well as the impact of FX translation.
Excluding the impact of FX translation, Citigroup’s end-of-period deposits declined 3% year-over-year, driven by a decline in Citi Holdings deposits reflecting the continued wind-down of that segment, primarily driven by the reclassification referenced above as well as the ongoing transfer of MSSB deposits to Morgan Stanley. This decline was partially offset by 3% growth in Citicorp. Within Citicorp, GCB deposits increased 2% year-over-year, driven by 5% growth in international deposits as North America GCB deposits were relatively unchanged. ICG deposits increased 6% year-over-year, with continued high-quality deposit growth, particularly in North America. Average deposits declined 2% both year-over-year and quarter-over-quarter, as growth in Citicorp was more than offset by the ongoing reduction in Citi Holdings deposits.
Citi monitors its deposit base across multiple dimensions, including what Citi refers to as “LCR value” or the liquidity value of the deposit base under the U.S. LCR rules. Under U.S. LCR rules, deposits are assigned liquidity values based on expected behavior under stress, determined by the type of deposit and the type of client. Generally, the U.S. LCR rules prioritize operating accounts of consumers (including retail and commercial banking deposits) and corporations, while assigning lower liquidity values to non-operating balances of financial institutions. As of March 31, 2015, total deposits had a liquidity value of approximately 73% under the U.S. LCR rules, unchanged from December 31, 2014.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the parent entities and is a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multi-year maturity structure. The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.9 years as of March 31, 2015, largely unchanged from the prior quarter and year. Citi believes this term structure enables it to meet its business needs and maintain adequate liquidity.
Citi’s long-term debt outstanding at the parent includes benchmark debt and what Citi refers to as customer-related debt, consisting of structured notes, such as equity- and credit-linked notes, as well as non-structured notes. Citi’s issuance of customer-related debt is generally driven by customer demand and supplements benchmark debt issuance as a source of funding for Citi’s parent entities. Citi’s long-term debt at the bank also includes FHLB advances and securitizations.

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2014
Parent(1)	$151.8	$158.0	$162.7
Benchmark debt:
Senior debt	95.5	96.7	96.4
Subordinated debt	25.5	25.5	28.0
Trust preferred	1.7	1.7	3.9
Customer-Related debt:
Structured debt	21.9	22.3	22.2
Non-structured debt	5.0	5.9	7.8
Local Country and Other(1)(2)(3)	2.2	5.9	4.4
Bank	$58.7	$65.1	$60.0
FHLB Borrowings	16.3	19.8	14.0
Securitizations(4)	35.2	38.1	37.1
Local Country and Other(3)	7.2	7.2	8.9
Total long-term debt(1)	$210.5	$223.1	$222.7
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
March 31, 2015 long-term debt balance reflects the reclassification to held-for-sale of approximately $4.7 billion of long-term debt (consisting largely of personal loan securitizations) as a result of Citigroup’s entry into an agreement in March 2015 to sell its OneMain Financial business.

(2)	Includes securitizations of $0.0 billion for the first quarter of 2015, $2.0 billion for the fourth quarter of 2014 and $0.2 billion for the first quarter of 2014.

(3)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(4)	Predominantly credit card securitizations, primarily backed by Citi-branded credit cards.

Citi’s total long-term debt outstanding decreased both year-over-year and quarter-over-quarter. Year-over-year, Citi’s total long-term debt outstanding decreased due to a reduction in benchmark debt, as well as local country and other debt in both the parent and at the bank. Sequentially, Citi’s total long-term debt decreased due to reductions in FHLB advances and securitizations outstanding at the bank, as well as the reclassification to held-for sale of approximately $4.7 billion of long-term debt as a result of the agreement to sell OneMain Financial announced in the current quarter (see note 1 to the table above).
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the first quarter of 2015, Citi repurchased an aggregate of approximately $3.2 billion of its outstanding long-term debt.
Going forward, changes in Citi’s long-term debt outstanding will continue to reflect the funding needs of its businesses as well as the market and economic environment and any regulatory changes or requirements. For additional information on regulatory changes and requirements impacting Citi’s overall funding and liquidity, see “Market Risk - Funding and Liquidity Risk - Total Loss-Absorbing Capacity,” “Liquidity Management, Stress Testing and Measurement” and “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q15		4Q14		1Q14
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent(1)	$8.6	$11.1	$8.1	$11.3	$7.7	$4.9
Benchmark debt:
Senior debt	5.1	6.1	5.1	6.0	4.9	2.0
Subordinated debt	0.4	1.0	0.1	1.0	—	—
Trust preferred	—	—	—	—	—	—
Customer-related debt:
Structured debt	2.5	2.8	1.8	2.7	1.4	1.9
Non-structured debt	0.4	—	0.4	0.1	0.8	0.8
Local Country and Other(1)	0.2	1.2	0.7	1.5	0.6	0.2
Bank	$6.9	$0.6	$10.0	$7.7	$2.0	$5.7
FHLB borrowings	3.5	—	5.5	2.0	0.5	0.5
Securitizations	2.8	—	3.8	3.9	0.9	4.3
Local Country and Other	0.5	0.6	0.7	1.8	0.6	0.9
Total(1)	$15.5	$11.7	$18.1	$19.0	$9.7	$10.6
(1) 1Q15 includes issuances of $1.2 billion subsequently reclassified to held-for-sale as a result of Citigroup’s entry into an agreement in March 2015 to sell its OneMain Financial business.

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the first quarter of 2015, as well as its aggregate expected annual long-term debt maturities as of March 31, 2015:

	Maturities 1Q15
In billions of dollars		2015	2016	2017	2018	2019	2020	Thereafter	Total
Parent(1)	$8.6	$11.0	$18.8	$25.6	$15.2	$18.3	$5.4	$57.5	$151.8
Benchmark debt:
Senior debt	5.1	6.8	11.8	19.4	11.9	14.1	4.1	27.4	95.5
Subordinated debt	0.4	0.7	1.5	2.8	1.1	1.3	—	18.1	25.5
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt:
Structured debt	2.5	2.4	4.5	2.9	1.8	1.8	1.1	7.4	21.9
Non-structured debt	0.4	1.1	0.9	0.5	0.4	0.2	0.2	1.7	5.0
Local Country and Other(1)	0.2	—	0.1	—	—	0.9	—	1.2	2.2
Bank	$6.9	$6.7	$22.2	$14.5	$9.1	$2.2	$0.3	$3.7	58.7
FHLB borrowings	3.5	0.5	9.0	6.3	0.4	—	—	0.1	16.3
Securitizations	2.8	5.0	10.3	6.4	8.3	1.9	—	3.3	35.2
Local Country and Other	0.5	1.2	2.9	1.8	0.4	0.3	0.3	0.3	7.2
Total long-term debt(1)	$15.5	$17.7	$41.0	$40.1	$24.3	$20.5	$5.7	$61.2	$210.5
(1) Maturities exclude OneMain Financial long-term debt of approximately $4.7 billion (consisting largely of personal loan securitizations) reflecting the reclassification of such debt to held-for-sale as a result of Citigroup’s entry into an agreement in March 2015 to sell its OneMain Financial business.
Secured Funding Transactions and Short-Term Borrowings

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
Secured funding of $175 billion as of March 31, 2015 declined 8% from the prior-year period of $191 billion, primarily driven by FX translation. Sequentially, secured funding was largely unchanged from $173 billion as of December 31, 2014, as market activity was offset by the impact of FX translation. Average balances for secured funding were approximately $177 billion for the quarter ended March 31, 2015, compared to $187 billion for the quarter ended December 31, 2014 and $197 billion for the quarter ended March 31, 2014.
The portion of secured funding in the broker-dealer subsidiaries that funds secured lending is commonly referred to as “matched book” activity.  The majority of this activity is secured by high quality, liquid securities such as U.S. Treasury securities, U.S. agency securities and foreign sovereign debt.  Other secured funding is secured by less liquid securities, including equity securities, corporate bonds and asset-backed securities.  The tenor of Citi’s matched book liabilities is equal to or longer than the tenor of the corresponding matched book assets.
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund trading inventory.  To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid trading inventory was greater than 110 days as of March 31, 2015.
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

Commercial Paper
The following table sets forth Citi’s commercial paper outstanding for each of its parent and significant Citibank entities, respectively, for each of the periods indicated. Similar to other short-term borrowings described below, as Citi continued to grow its high-quality deposits, it reduced its reliance on short-term borrowings, including commercial paper.

In billions of dollars	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2014
Commercial paper
Parent	$0.1	$0.1	$0.2
Significant Citibank entities	10.9	16.1	14.7
Total	$11.0	$16.2	$14.9

Other Short-Term Borrowings
At March 31, 2015, Citi’s other short-term borrowings, which included borrowings from the FHLB and other market participants, were approximately $28 billion, compared to $42 billion at December 31, 2014, and $44 billion at March 31, 2014. As described under “Commercial Paper” above, Citi purposefully reduced its other short-term borrowings, including FHLB borrowings, as it continued to grow high quality deposits.

Liquidity Coverage Ratio (LCR)
In addition to internal short-term liquidity measures that Citi has developed, Citi also monitors its short-term liquidity by reference to the LCR, as calculated pursuant to the U.S. LCR rules. For additional information on the LCR, see “Market Risk - Funding and Liquidity Risk - Short-Term Liquidity Measurement; Liquidity Coverage Ratio” in Citi’s 2014 Annual Report on Form 10-K.
The table below sets forth the components of Citi’s LCR calculation and HQLA in excess of net outflows as of March 31, 2015 and December 31, 2014.

in billions of dollars	Mar. 31, 2015	Dec. 31, 2014
HQLA	$400.5	$412.6
Net outflows	$361.0	$368.6
LCR	111%	112%
HQLA in excess of net outflows	$39.5	$44.0
Note: Amounts set forth in the table above are based on the U.S. LCR rules.

As set forth in the table above, Citi’s LCR under the U.S. LCR rules was 111% as of March 31, 2015 and 112% as of December 31, 2014. The decrease quarter-over-quarter was primarily driven by a modest reduction in the HQLA as described above, partially offset by reduced deposit and debt maturity outflows.
As noted above, prior to September 30, 2014, Citi reported its LCR based on the Basel Committee’s LCR rules. On this basis, Citi’s LCR was 120% as of March 31, 2014. The decrease in Citi’s LCR year-over-year was primarily due to the impact of the U.S. LCR rules. Specifically, as discussed under “High-Quality Liquid Assets” above, the U.S. LCR rules excluded certain assets from the calculation of HQLA. In addition, net outflows are higher under the U.S. LCR rules, primarily due to the “peak day” outflow requirement (i.e., net outflows are required to be based on the highest individual day’s mismatch between contractual and certain non-defined maturity inflows and outflows within the 30-day LCR period) as well as higher deposit outflow assumptions resulting from the more stringent deposit classifications (e.g., the nature of the deposit balance or counterparty designation) under the U.S. LCR rules.

Credit Ratings
Citigroup’s funding and liquidity, its funding capacity, ability to access capital markets and other sources of funds, the cost of these funds, and its ability to maintain certain deposits are partially dependent on its credit ratings. The table below sets forth the ratings for Citigroup and Citibank, N.A. as of March 31, 2015. While not included in the table below, Citigroup Global Markets Inc. (CGMI) is rated A/A-1 by Standard & Poor’s and A/F1 by Fitch as of March 31, 2015.

Debt Ratings as of March 31, 2015

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A	F1	Stable
Moody’s Investors Service (Moody’s)	Baa2	P-2	RuR up	A2	P-1	RuR up
Standard & Poor’s (S&P)	A-	A-2	Negative	A	A-1	Stable

Recent Credit Rating Developments
On March 20, 2015, Fitch issued its revised Global Bank Rating Criteria. The new document consolidates a number of previous sub-sector criteria into one report and refines certain aspects of the criteria, including a new approach to assigning recovery ratings and clarification as to when Fitch might rate an operating company’s long-term rating above its unsupported rating due to the protection offered to senior creditors by loss absorbing junior instruments. No rating changes arose from these revisions. Since March 2014, Fitch has been contemplating the introduction of a ratings differential between U.S. bank holding companies and operating companies due to the evolving regulatory landscape. Currently, Fitch equalizes holding company and operating company ratings, reflecting what it views as the close correlation between default probabilities.
On March 16, 2015, Moody’s published its revised methodology for rating banks globally. Key changes to the methodology include: a streamlined “baseline-credit-assessment” (BCA); the introduction of a “loss given failure” (LGF) liability analysis to reflect the expected loss of each instrument class under new resolution regimes; and a new indicator, the “counterparty risk assessment” (CRA), to assess the probability of default on operating obligations. Following the publication of its new methodology, on March 17, 2015, Moody’s placed a significant number of ratings under review globally. As a result, the ratings of Citigroup’s senior unsecured debt, deposits, and preferred stock were placed on review for upgrade. Citigroup’s BCA, or unsupported rating, was unaffected by these actions. Moody’s expects to conclude these reviews “in the coming few months.”

Potential Impacts of Ratings Downgrades
Ratings downgrades by Moody’s, Fitch or S&P could negatively impact Citigroup’s and/or Citibank, N.A.’s funding and liquidity due to reduced funding capacity, including derivatives triggers, which could take the form of cash obligations and collateral requirements.
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank, N.A. of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, and judgments and uncertainties. Uncertainties include potential ratings limitations that certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and trading counterparties could re-evaluate their business relationships with Citi and limit the trading of certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank, N.A. is unpredictable and may differ materially from the potential funding and liquidity impacts described below.
For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors—Liquidity Risks” in Citigroup’s 2014 Annual Report on Form 10-K.

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers
As of March 31, 2015, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.9 billion, compared to $0.8 billion as of December 31, 2014. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

As of March 31, 2015, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.’s funding and liquidity by approximately $1.5 billion, compared to $1.3 billion as of December 31, 2014, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $2.4 billion, compared to $2.1 billion as of December 31, 2014 (see also Note 21 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citi’s parent entities were approximately $49 billion, and the liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities were approximately $352 billion, for a total of approximately $401 billion as of March 31, 2015. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank, N.A.—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.’s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of March 31, 2015, Citibank, N.A. had liquidity commitments of approximately $10.9 billion to consolidated asset-backed commercial paper conduits, compared to $16.1 billion as of December 31, 2014 (as referenced in Note 20 to the Consolidated Financial Statements).
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

Price Risk
Price risk losses arise from fluctuations in the market value of non-trading and trading positions resulting from changes in interest rates, credit spreads, foreign exchange rates, equity and commodity prices, and in their implied volatilities. For additional information on Citi’s price risk measurement and stress testing, see “Managing Global Risk—Market Risk—Price Risk” in Citi’s 2014 Annual Report on Form 10-K.

Price Risk—Non-Trading Portfolios
For additional information on Citi’s net interest revenue (for interest rate exposure purposes), interest rate risk and interest rate risk measurement, see “Managing Global Risk—Market Risk—Price Risk—Non-Trading Portfolios” in Citi’s 2014 Annual Report on Form 10-K.

The following table sets forth the estimated impact to Citi’s net interest revenue, Accumulated Other Comprehensive Income (AOCI) and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point increase in interest rates.

In millions of dollars (unless otherwise noted)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2014
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,263	$1,123	$1,187
All other currencies	611	629	640
Total	$1,874	$1,752	$1,827
As a % of average interest-earning assets	0.12%	0.11%	0.11%
Estimated initial impact to AOCI (after-tax)(2)	$(3,931)	$(3,961)	$(3,427)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(45)	(44)	(39)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(165) million for a 100 basis point instantaneous increase in interest rates as of March 31, 2015.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated initial AOCI impact above.
The sequential increase in the estimated impact to net interest revenue primarily reflected changes in balance sheet composition, including the increase in Citi’s deposit balances, partly offset by Citi Treasury actions.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to AOCI would be offset in shareholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of March 31, 2015, Citi expects that the negative

$3.9 billion impact to AOCI in such a scenario could potentially be offset over approximately 23 months.
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under four different change in interest rate scenarios for the U.S. dollar and Citi’s other currencies. While Citi also monitors the impact of a parallel decrease in interest rates, a 100 basis point decrease in short-term interest rates is not meaningful, as it would imply negative interest rates in many of Citi’s markets.

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,263	$1,222	$116	$(177)
All other currencies	611	571	35	(35)
Total	$1,874	$1,793	$151	$(212)
Estimated initial impact to AOCI (after-tax)(1)	$(3,931)	$(2,649)	$(1,463)	$1,263
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(45)	(30)	(17)	14
Note: Each scenario in the table above assumes that the rate change will occur instantaneously. Changes in interest rates for maturities between the overnight rate and the 10-year are interpolated.

(1)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(2)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated AOCI impact above.

As shown in the table above, the magnitude of the impact to Citi’s net interest revenue and AOCI is greater under scenario 2 as compared to scenario 3. This is because the combination of changes to Citi’s investment portfolio, partially offset by changes related to Citi’s pension liabilities, results in a net position that is more sensitive to rates at shorter and intermediate term maturities.

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2015, Citi estimates that a simultaneous 5% appreciation of the U.S. dollar against all of Citi’s other currencies could reduce Citi’s tangible common equity (TCE) by approximately $1.4 billion, or 0.8% of TCE, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the British pound sterling, the euro, the Chinese yuan and the Korean won.
Despite this decrease in TCE, Citi believes its business model and management of foreign currency translation exposure work to minimize the effect of changes in foreign exchange rates on its Common Equity Tier 1 Capital ratio. Specifically, as currency movements change the value of Citi’s net investments in foreign-currency-denominated capital, these movements also change the value of Citi’s risk-weighted assets denominated in those currencies. This, coupled with Citi’s foreign currency hedging strategies, such as foreign currency borrowings, foreign currency forwards and other currency hedging instruments, lessens the impact of foreign currency movements on Citi’s Common Equity Tier 1 Capital ratio.
The effect of Citi’s business model and management strategies on changes in foreign exchange rates are shown in the table below. For additional information in the changes in AOCI, see Note 18 to the Consolidated Financial Statements.

	For the quarter ended
In millions of dollars (unless otherwise noted)	Mar. 31, 2015	Dec. 31, 2014	Mar. 31, 2014
Change in FX spot rate(1)	(4.5)%	(4.9)%	(0.2)%
Change in TCE due to foreign currency translation, net of hedges	$(1,763)	$(1,932)	$(551)
As a % of Tangible Common Equity	(1.0)%	(1.1)%	(0.3)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in foreign currency translation, net of hedges (bps)	—	(1)	(4)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Yields

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2015		2014		2014		1Q15 vs. 1Q14
Interest revenue(1)	$14,724		$15,384		$15,478		(5)%
Interest expense	3,028		3,159		3,591		(16)
Net interest revenue(1)(2)	$11,696		$12,225		$11,887		(2)%
Interest revenue—average rate	3.67%		3.68%		3.77%		(10)	bps
Interest expense—average rate	0.96		0.95		1.08		(12)	bps
Net interest margin	2.92%		2.92%		2.90%		2	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.60%		0.54%		0.37%		23	bps
10-year U.S. Treasury note—average rate	1.97		2.76		2.77		(80)	bps
10-year vs. two-year spread	137	bps	222	bps	240	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $125 million and $128 million for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Citi’s NIM increased slightly from the prior-year period, primarily reflecting continued lower cost of funds. Consistent with prior years, Citi expects a slight decrease in its NIM in the second quarter of 2015 due to seasonal business trends. In addition, future levels of Citi’s NIM will be affected by divestitures from Citi Holdings, including OneMain Financial and the Japan retail banking business, although the ultimate impact to NIM will be dependent on the timing and overall impact of these divestitures to Citi’s results of operations.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2015	2014	2014	2015	2014	2014	2015	2014	2014
Assets
Deposits with banks(5)	$139,173	$150,534	$174,916	$183	$222	$252	0.53%	0.59%	0.58%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$151,077	$155,068	$152,867	$283	$272	$249	0.76%	0.70%	0.66%
In offices outside the U.S.(5)	90,102	95,702	102,327	359	341	345	1.62%	1.41%	1.37%
Total	$241,179	$250,770	$255,194	$642	$613	$594	1.08%	0.97%	0.94%
Trading account assets(7)(8)
In U.S. offices	$116,950	$118,250	$113,527	$918	$911	$879	3.18%	3.06%	3.14%
In offices outside the U.S.(5)	111,309	114,117	120,887	516	578	640	1.88%	2.01%	2.15%
Total	$228,259	$232,367	$234,414	$1,434	$1,489	$1,519	2.55%	2.54%	2.63%
Investments
In U.S. offices
Taxable	$221,371	$208,786	$174,824	$940	$902	$733	1.72%	1.71%	1.70%
Exempt from U.S. income tax	12,800	12,599	18,478	83	97	198	2.63%	3.05%	4.35%
In offices outside the U.S.(5)	102,168	109,651	114,438	769	893	916	3.05%	3.23%	3.25%
Total	$336,339	$331,036	$307,740	$1,792	$1,892	$1,847	2.16%	2.27%	2.43%
Loans (net of unearned income)(9)
In U.S. offices	$357,951	$361,826	$362,458	$6,368	$6,569	$6,488	7.21%	7.20%	7.26%
In offices outside the U.S.(5)	276,914	288,993	296,248	4,195	4,484	4,698	6.14%	6.16%	6.43%
Total	$634,865	$650,819	$658,706	$10,563	$11,053	$11,186	6.75%	6.74%	6.89%
Other interest-earning assets(10)	$45,501	$44,816	$33,891	$110	$115	$80	0.98%	1.02%	0.96%
Total interest-earning assets	$1,625,316	$1,660,342	$1,664,861	$14,724	$15,384	$15,478	3.67%	3.68%	3.77%
Non-interest-earning assets(7)	$227,808	$239,613	$224,380
Total assets	$1,853,124	$1,899,955	$1,889,241

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $125 million and $128 million for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2015	2014	2014	2015	2014	2014	2015	2014	2014
Liabilities
Deposits
In U.S. offices(5)	$281,518	$290,009	$281,259	$356	$345	$402	0.51%	0.47%	0.58%
In offices outside the U.S.(6)	416,878	448,603	479,664	970	1,012	1,047	0.94%	0.90%	0.89%
Total	$698,396	$738,612	$760,923	$1,326	$1,357	$1,449	0.77%	0.73%	0.77%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$106,394	$107,056	$103,577	$163	$166	$156	0.62%	0.62%	0.61%
In offices outside the U.S.(6)	70,720	80,378	93,569	213	256	369	1.22%	1.26%	1.60%
Total	$177,114	$187,434	$197,146	$376	$422	$525	0.86%	0.89%	1.08%
Trading account liabilities(8)(9)
In U.S. offices	$28,040	$30,964	$27,663	$23	$17	$21	0.33%	0.22%	0.31%
In offices outside the U.S.(6)	45,159	41,091	45,174	24	24	20	0.22%	0.23%	0.18%
Total	$73,199	$72,055	$72,837	$47	$41	$41	0.26%	0.23%	0.23%
Short-term borrowings(10)
In U.S. offices	$72,060	$79,088	$79,370	$21	$31	$37	0.12%	0.16%	0.19%
In offices outside the U.S.(6)	57,078	38,945	35,433	98	109	100	0.70%	1.11%	1.14%
Total	$129,138	$118,033	$114,803	$119	$140	$137	0.37%	0.47%	0.48%
Long-term debt(11)
In U.S. offices	$191,555	$195,268	$189,542	$1,110	$1,151	$1,360	2.35%	2.34%	2.91%
In offices outside the U.S.(6)	7,007	6,410	8,934	50	48	79	2.89%	2.97%	3.59%
Total	$198,562	$201,678	$198,476	$1,160	$1,199	$1,439	2.37%	2.36%	2.94%
Total interest-bearing liabilities	$1,276,409	$1,317,812	$1,344,185	$3,028	$3,159	$3,591	0.96%	0.95%	1.08%
Demand deposits in U.S. offices	$24,018	$23,930	$27,930
Other non-interest-bearing liabilities(8)	339,129	343,423	308,964
Total liabilities	$1,639,556	$1,685,165	$1,681,079
Citigroup stockholders’ equity(12)	$212,133	$213,252	$206,285
Noncontrolling interest	1,435	1,538	1,877
Total equity(12)	$213,568	$214,790	$208,162
Total liabilities and stockholders’ equity	$1,853,124	$1,899,955	$1,889,241
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$942,923	$962,121	$943,611	$7,004	$7,140	$6,676	3.01%	2.94%	2.87%
In offices outside the U.S.(6)	682,393	698,221	721,250	4,692	5,085	5,211	2.79	2.89	2.93
Total	$1,625,316	$1,660,342	$1,664,861	$11,696	$12,225	$11,887	2.92%	2.92%	2.90%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $124 million, $125 million and $128 million for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

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

(6)	Average rates reflect prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(7)	Average volumes of securities sold under agreements to repurchase are reported net pursuant to FIN 41 (ASC 210-20-45). However, Interest expense excludes the impact of FIN 41 (ASC 210-20-45).

(8)	The fair value carrying amounts of derivative contracts are reported net, pursuant to FIN 39 (ASC 815-10-45), in Non-interest-earning assets and Other non-interest-bearing liabilities.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	1st Qtr. 2015 vs. 4th Qtr. 2014			1st Qtr. 2015 vs. 1st Qtr. 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(16)	$(23)	$(39)	$(48)	$(21)	$(69)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(7)	$18	$11	$(3)	$37	$34
In offices outside the U.S.(4)	(21)	39	18	(44)	58	14
Total	$(28)	$57	$29	$(47)	$95	$48
Trading account assets(5)
In U.S. offices	$(10)	$17	$7	$27	$12	$39
In offices outside the U.S.(4)	(14)	(48)	(62)	(48)	(76)	(124)
Total	$(24)	$(31)	$(55)	$(21)	$(64)	$(85)
Investments(1)
In U.S. offices	$57	$(33)	$24	$184	$(92)	$92
In offices outside the U.S.(4)	(59)	(65)	(124)	(94)	(53)	(147)
Total	$(2)	$(98)	$(100)	$90	$(145)	$(55)
Loans (net of unearned income)(6)
In U.S. offices	$(70)	$(131)	$(201)	$(80)	$(40)	$(120)
In offices outside the U.S.(4)	(185)	(104)	(289)	(298)	(205)	(503)
Total	$(255)	$(235)	$(490)	$(378)	$(245)	$(623)
Other interest-earning assets(7)	$2	$(7)	$(5)	$28	$2	$30
Total interest revenue	$(323)	$(337)	$(660)	$(376)	$(378)	$(754)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Interest Revenue(1)(2)(3)

	1st Qtr. 2015 vs. 4th Qtr. 2014			1st Qtr. 2015 vs. 1st Qtr. 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$(10)	$21	$11	$—	$(46)	$(46)
In offices outside the U.S.(4)	(73)	31	(42)	(143)	66	(77)
Total	$(83)	$52	$(31)	$(143)	$20	$(123)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(1)	$(2)	$(3)	$4	$3	$7
In offices outside the U.S.(4)	(30)	(13)	(43)	(79)	(77)	(156)
Total	$(31)	$(15)	$(46)	$(75)	$(74)	$(149)
Trading account liabilities(5)
In U.S. offices	$(2)	$8	$6	$—	$2	$2
In offices outside the U.S.(4)	2	(2)	—	—	4	4
Total	$—	$6	$6	$—	$6	$6
Short-term borrowings(6)
In U.S. offices	$(3)	$(7)	$(10)	$(3)	$(13)	$(16)
In offices outside the U.S.(4)	40	(51)	(11)	47	(49)	(2)
Total	$37	$(58)	$(21)	$44	$(62)	$(18)
Long-term debt
In U.S. offices	$(22)	$(19)	$(41)	$14	$(264)	$(250)
In offices outside the U.S.(4)	4	(2)	2	(15)	(14)	(29)
Total	$(18)	$(21)	$(39)	$(1)	$(278)	$(279)
Total interest expense	$(95)	$(36)	$(131)	$(175)	$(388)	$(563)
Net interest revenue	$(228)	$(301)	$(529)	$(201)	$10	$(191)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Price Risk—Trading Portfolios
For additional information on the measures Citi uses to monitor price risk in its trading portfolios, as well as additional information on value at risk (VAR) and Citi’s VAR model, see “Managing Global Risk—Market Risk—Price Risk—Trading Portfolios” in Citi’s 2014 Annual Report on Form 10-K.

Value at Risk
As of March 31, 2015, Citi estimates that the conservative features of its VAR calibration contribute an approximate 23% add-on (compared to 21% at December 31, 2014) to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets.

As set forth in the table below, Citi’s average Trading VAR increased from the fourth quarter of 2014 to the first quarter of 2015 due to exposure changes in the G10 FX business and increased volatility related to Euro-Swiss Franc movements, as well as exposure changes in the commodities business within Markets and securities services. Average Trading and Credit Portfolio VAR increased sequentially due to increased credit spread volatility in certain hedges associated with non-trading positions. Citi’s quarter-end Trading VAR declined due to standard VAR model parameter updates, specifically lower spread volatility of high yield corporate credit associated with benchmark indices.

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2015	2015 Average	December 31, 2014	2014 Average	March 31, 2014	2014 Average
Interest rate	$63	$60	$68	$60	N/A	N/A
Credit spread	71	75	87	73	N/A	N/A
Covariance adjustment(1)	(34)	(33)	(36)	(33)	N/A	N/A
Fully diversified interest rate and credit spread	$100	$102	$119	$100	$127	$132
Foreign exchange	29	31	27	28	33	32
Equity	25	16	17	20	31	28
Commodity	22	24	23	19	13	14
Covariance adjustment(1)	(69)	(66)	(56)	(65)	(82)	(74)
Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$107	$107	$130	$102	$122	$132
Specific risk-only component(3)	$8	$6	$10	$8	$18	$19
Total Trading VAR—general market risk factors only (excluding credit portfolios)(2)	$99	$101	$120	$94	$104	$113
Incremental Impact of the Credit Portfolio(4)	$30	$24	$18	$18	$42	$24
Total Trading and Credit Portfolio VAR	$137	$131	$148	$120	$164	$156

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

N/A	Not applicable

The table below provides the range of market factor VARs associated with Citi’s Total Trading VAR, inclusive of specific risk, that was experienced during the following quarters:

	First Quarter		Fourth Quarter		First Quarter
	2015		2014		2014
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$39	$84	$38	$88	N/A	N/A
Credit spread	66	94	62	87	N/A	N/A
Fully diversified interest rate and credit spread	$86	$127	$84	$119	$111	$158
Foreign exchange	20	43	20	38	24	43
Equity	9	26	14	31	19	48
Commodity	18	37	12	27	11	16
Total Trading	$85	$140	$85	$131	$111	$163
Total Trading and Credit Portfolio	108	158	102	156	133	188
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close of business dates.

N/A	Not applicable

The following table provides the VAR for ICG during the first quarter of 2015, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio.

In millions of dollars	Mar. 31, 2015
Total—all market risk factors, including general and specific risk	$100
Average—during quarter	$99
High—during quarter	129
Low—during quarter	79

Regulatory VAR Back-testing
In accordance with Basel III, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VAR model (for additional information on Regulatory VAR, see “Managing Global Risk—Market Risk—Price Risk—Trading Portfolios” in Citi’s 2014 Annual Report on Form 10-K). Regulatory VAR back-testing is the process in which the daily one-day VAR, at a 99% confidence interval, is compared to the buy-and-hold profit and loss (e.g., the profit and loss impact if the portfolio is held constant at the end of the day and re-priced the following day). Buy-and-hold profit and loss represents the daily mark-to-market profit and loss attributable to price movements in covered positions from the close of the previous business day. Buy-and-hold profit and loss excludes realized trading revenue, net interest, fees and commissions, intra-day trading profit and loss, and changes in reserves. Regulatory VAR back-testing is performed against buy-and-hold profit and loss on a monthly basis for approximately 155 portfolios across the organization (trading desk level, ICG business segment and
Citigroup) and the results are shared with the U.S. banking
regulators.
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
As of March 31, 2015, there were two back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months. As previously disclosed, trading losses on October 15, 2014 exceeded the VAR estimate at the Citigroup level due to significant market movements and volatility that impacted various fixed income as well as equities trading business. The second back-testing exception occurred on January 15, 2015 following the Swiss National Bank’s announcement removing the minimum exchange rate of Swiss franc per euro.

COUNTRY AND CROSS-BORDER RISK

For an overview of, and additional information on, country and cross-border risk at Citi, including its risk management processes, see “Risk Factors,” “Managing Global Risk” and “Managing Global Risk—Country and Cross-Border Risk” in Citi’s 2014 Annual Report on Form 10-K.

COUNTRY RISK

Emerging Markets Exposures
Citi generally defines emerging markets as countries in Latin America, Asia (other than Japan, Australia and New Zealand), central and eastern Europe, the Middle East and Africa.
The following table presents Citicorp’s principal emerging markets assets as of March 31, 2015. For purposes of the table below, loan amounts are generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. Trading account assets and investment securities are generally categorized below based on the domicile of the issuer of the security or the underlying reference entity.

As of March 31, 2015						As of Dec. 31, 2014	As of Mar. 31, 2014	GCB NCL Rate
In billions of dollars	Trading Account Assets(1)	Investment Securities(2)	ICG Loans(3)(4)	GCB Loans(3)	Aggregate(5)	Aggregate(5)	Aggregate(5)	1Q’15	4Q’14	1Q’14
Mexico(6)	$3.7	$19.2	$9.9	$27.2	$59.9	$60.0	$72.3	5.3%	5.7%	4.6%
Korea	0.8	11.1	3.5	21.8	37.3	34.8	38.0	0.6	0.8	1.2
Singapore	0.2	5.7	8.1	13.9	27.8	28.8	29.9	0.2	0.2	0.3
Hong Kong	1.1	4.0	11.1	10.6	26.8	26.3	27.3	0.4	0.5	0.3
India	3.0	7.5	9.4	6.2	26.1	25.5	26.6	0.7	0.9	1.0
Brazil	2.6	2.6	14.5	3.4	23.0	26.2	27.7	4.8	6.8	5.7
China	2.0	1.9	11.0	4.8	19.8	22.0	22.2	1.0	0.9	(0.2)
Taiwan	1.3	0.7	4.2	7.3	13.6	13.9	13.9	0.2	0.2	0.1
Poland	1.4	3.2	1.4	2.7	8.6	10.0	10.4	0.3	(1.7)	(0.4)
Malaysia	0.2	0.4	1.6	5.3	7.4	8.5	9.1	0.7	0.7	0.7
Indonesia	0.6	0.7	3.9	1.3	6.5	6.5	7.1	2.2	3.3	2.5
Russia(7)	0.8	0.4	3.8	1.1	6.1	6.5	9.4	3.0	2.8	2.1
Thailand	0.3	1.3	1.0	2.1	4.7	4.6	4.7	2.8	2.8	2.1
UAE	(0.2)	—	3.0	1.5	4.3	4.4	4.4	1.7	1.9	2.0
Colombia	—	0.2	2.2	1.9	4.3	4.9	5.1	3.4	3.4	4.4
Turkey	0.4	0.2	2.7	0.7	4.0	5.7	5.1	(0.1)	(0.1)	(0.3)
South Africa	0.6	0.6	2.0	—	3.2	3.3	2.3	—	—	—
Argentina(7)	0.4	0.2	1.5	1.1	3.2	3.0	2.6	0.8	1.0	0.7
Philippines	0.4	0.4	1.3	1.0	3.0	3.1	2.8	4.6	3.8	3.8
Nigeria	0.1	0.8	1.3	—	2.3	2.0	1.9	—	—	—

Note: Aggregate may not cross-foot due to rounding.

(1)	Trading account assets are shown on a net basis. Citi’s trading account assets will vary as it maintains inventory consistent with customer needs.

(2)	Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost.

(3)
Reflects funded loans, net of unearned income. In addition to the funded loans disclosed in the table above, through its ICG businesses, Citi had unfunded commitments to corporate customers in the emerging markets of approximately $36 billion as of March 31, 2015 (compared to $34 billion as of each of the quarters ended December 31, 2014 and March 31, 2014); no single country accounted for more than $4 billion of this amount.

(4)
As of March 31, 2015, non-accrual loans represented 0.6% of total ICG loans in the emerging markets. For the countries in the table above, non-accrual loan ratios as of March 31, 2015 ranged from 0.0% to 0.4%, other than in Hong Kong, Brazil and Nigeria. In Hong Kong, the non-accrual loan ratio was 1.3% as of March 31, 2015 (compared to 1.6% and 2.3% as of December 31, 2014 and March 31, 2014, respectively), primarily reflecting the impact of one counterparty. In Brazil, the non-accrual loan ratio was 0.6% as of March 31, 2015 (compared to 1.0% and 0.3% as of December 31, 2014 and March 31, 2014, respectively), primarily reflecting the impact of one counterparty. In Nigeria, the non-accrual loan ratio was 2.5% as of March 31, 2015 (compared to 0.0% as of each of the quarters ended December 31, 2014 and March 31, 2014), primarily reflecting the impact of one counterparty.

(5)	Aggregate of Trading account assets, Investment securities, ICG loans and GCB loans.
(6) 4Q’14 NCL rate included a charge-off of approximately $70 million related to homebuilder exposure that was fully offset with previously established reserves.

(7)	For additional information on certain risks relating to Russia and Argentina, see “Cross-Border Risk” below.

Emerging Markets Trading Account Assets and Investment Securities
In the ordinary course of business, Citi holds securities in its trading accounts and investment accounts, including those above. Trading account assets are marked to market daily, with asset levels varying as Citi maintains inventory consistent with customer needs. Investment securities are recorded at either fair value or historical cost, based on the underlying accounting treatment, and are predominantly held as part of the local entity asset and liability management program or to comply with local regulatory requirements. In the markets in the table above, 99% of Citi’s investment securities were related to sovereign issuers as of March 31, 2015.

Emerging Markets Consumer Lending
GCB’s strategy within the emerging markets is consistent with GCB’s overall strategy, which is to leverage its global footprint to serve its target clients. The retail bank seeks to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies. Commercial banking generally serves small- and middle-market enterprises operating in GCB’s geographic markets, focused on clients that value Citi’s global capabilities. Overall, Citi believes that its customers are more resilient than the overall market under a wide range of economic conditions. Citi’s consumer business has a well established risk appetite framework across geographies and products that reflects the business strategy and activities and establishes boundaries around the key risks that arise from the strategy and activities.
As of March 31, 2015, GCB had approximately $115 billion of consumer loans outstanding to borrowers in the emerging markets, or approximately 41% of GCB’s total loans, compared to $118 billion (41%) and $122 billion (42%) as of December 31, 2014 and March 31, 2014, respectively. Of the approximate $115 billion as of March 31, 2015, the five largest emerging markets—Mexico, Korea, Singapore, Hong Kong and Taiwan—comprised approximately 29% of GCB’s total loans.
Within the emerging markets, 30% of Citi’s GCB loans were mortgages, 26% were commercial markets loans, 24% were personal loans and 20% were credit cards loans, each as of March 31, 2015.
Overall consumer credit quality remained generally stable in the first quarter of 2015, as net credit losses in the emerging markets were 1.9% of average loans, compared to 2.2% and 2.0% in the fourth quarter of 2014 and first quarter of 2014, respectively, consistent with Citi’s target market strategy and risk appetite framework.

Emerging Markets Corporate Lending
Consistent with ICG’s overall strategy, Citi’s corporate clients in the emerging markets are typically large, multinational corporations that value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. Citi believes that its target corporate segment is more resilient under a wide range of economic conditions, and that its relationship-based approach to client service enables it to effectively manage the risks inherent in such relationships. Citi has a well established risk appetite framework around its corporate lending activities, including risk-based limits and approval authorities and portfolio concentration boundaries.
As of March 31, 2015, ICG had approximately $115 billion of loans outstanding to borrowers in the emerging markets, representing approximately 41% of ICG total loans outstanding, compared to $118 billion (43%) and $132 billion (47%) as of December 31, 2014 and March 31, 2014, respectively. No single emerging market country accounted for more than 6% of Citi’s ICG loans as of the end of the first quarter of 2015.
As of March 31, 2015, approximately 75% of Citi’s emerging markets corporate credit portfolio (excluding private bank in ICG), including loans and unfunded lending commitments, was rated investment grade, which Citi considers to be ratings of BBB or better according to its internal risk measurement system and methodology (for additional information on Citi’s internal risk measurement system for corporate credit, see “Corporate Credit Details” above). The vast majority of the remainder was rated BB or B according to Citi’s internal risk measurement system and methodology.
Overall ICG net credit losses in the emerging markets were 0.0% of average loans in the first quarter of 2015, compared to 0.4% and 0.5% in the fourth quarter of 2014 and first quarter of 2014, respectively. The ratio of non-accrual ICG loans to total loans in the emerging markets remained stable at 0.6% as of March 31, 2015.

CROSS-BORDER RISK
Argentina
For additional background and other information relating to Citi’s operations, risks and exposures in Argentina, see “Managing Global Risk—Cross-Border Risk” in Citi’s 2014 Annual Report on Form 10-K.
As of March 31, 2015, Citi’s net investment in its Argentine operations was approximately $840 million, compared to $780 million at December 31, 2014. Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. According to the official exchange rate, the Argentine peso devalued to 8.82 pesos to one U.S. dollar at March 31, 2015 compared to 8.55 pesos to one U.S. dollar at December 31, 2014.
At March 31, 2015, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.59 billion (pretax), which were recorded in stockholders’ equity. This compared to $1.51 billion (pretax) as of December 31, 2014. The cumulative translation losses would not be reclassified into earnings unless realized upon sale, deconsolidation, or liquidation of substantially all of Citi’s Argentine operations.
Citi hedges currency risk in its net investment in Argentina to the extent possible and prudent. As of March 31, 2015, Citi’s total hedges against its net investment in Argentina were approximately $970 million, compared to $810 million as of December 31, 2014.
As of March 31, 2015, Citi had total third-party assets of approximately $4.3 billion in Citi Argentina (unchanged from December 31, 2014), primarily composed of corporate and consumer loans and cash on deposit with and short-term paper issued by the Central Bank of Argentina. A significant portion of these assets was funded with local deposits. Included in the total assets were U.S. dollar-denominated assets of approximately $460 million, compared to approximately $550 million at December 31, 2014. (For additional information on Citi’s exposures related to Argentina, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Argentina, based on the methodology described in such section. As described in such section, these assets totaled approximately $3.2 billion as of March 31, 2015. Approximately $210 million of such exposure is held by non-Argentine Citi subsidiaries and thus is not included in the $4.3 billion amount set forth above, which pertains only to Citi Argentina, as disclosed.)
As previously disclosed, in January 2015, U.S. regulators informed Citi of their decision to downgrade Argentina’s transfer risk rating, which resulted in Citi’s recognizing mandatory transfer risk reserves of approximately $7 million during the first quarter of 2015.
As widely reported and previously disclosed, Argentina continues to be engaged in litigation in the U.S. with certain “holdout” bond investors who did not accept restructured bonds in the restructuring of Argentine debt after Argentina defaulted on its sovereign obligations in 2001. Also as previously disclosed, Citi Argentina has acted as a custodian in Argentina for certain of the restructured bonds that are part of the “holdout” bond litigation; specifically, U.S.-dollar-denominated restructured bonds governed by Argentina law and payable in Argentina.
During the first quarter of 2015, the U.S. court overseeing the Argentina litigation ruled that Citi Argentina’s processing of interest payments on these bonds, as custodian, was prohibited by the court’s order. The court’s ruling conflicted with Argentine law, which required Citi Argentina to remit such payments to its clients in accordance with client instructions. As a result of the court’s order, Citi announced its intention to exit its custody business in Argentina. Citi’s decision to exit the custody business is not expected to have a direct material impact on Citi Argentina’s results of operations. Subsequently, the U.S. court permitted Citi Argentina to process the March 31 and June 30, 2015 bond payments (subject to certain milestones) in order to give Citi time to exit the custody business. Since these events, Argentina regulatory and governmental entities have taken certain adverse actions against Citi Argentina, including filing a lawsuit against Citi Argentina and instituting a suspension of certain activities. The situation continues to evolve and may result in additional negative consequences to Citi’s franchise in Argentina, some of which could be significant, including sanctions, additional business restrictions, the loss of licenses to operate in Argentina and criminal charges against bank employees. The situation could also expose Citi and Citi Argentina to further litigation and penalties.

Venezuela
Since 2003, the Venezuelan government has implemented and operated restrictive foreign exchange controls. These exchange controls have limited Citi’s ability to obtain U.S. dollars in Venezuela; Citi has not been able to acquire U.S. dollars from the Venezuelan government since 2008.
As previously disclosed, on February 10, 2015, the Venezuelan government published changes to its foreign exchange controls, which continue to maintain a three-tiered system. The new exchange controls maintain the CENCOEX rate; however, the new exchange controls merge SICAD II into SICAD I, which will be referred to as “SICAD.” In addition, the new exchange controls establish the Marginal Foreign Exchange System (SIMADI), which is intended to be a free floating exchange. The SIMADI exchange limits the volume of foreign currency that companies can purchase each month, and banks and brokers, which include Citi, are prohibited from accessing this market for their own needs.
As of March 31, 2015, the three separate official foreign exchange rates were:

•	the preferential foreign exchange rate offered by the National Center for Foreign Trade (CENCOEX), fixed at 6.3 bolivars to one U.S. dollar;

•	the SICAD rate, which was 12 bolivars to one U.S. dollar; and

•	the SIMADI rate, which was 190 bolivars to one U.S. dollar.
Citi uses the U.S. dollar as the functional currency for its operations in Venezuela. As of March 31, 2015, Citi remeasures its net bolivar denominated monetary assets at the SICAD rate, as the SICAD rate is the only rate at which Citi is legally eligible to acquire U.S. dollars from CENCOEX, despite the limited availability of U.S. dollars and although the SICAD rate may not necessarily be reflective of economic reality. Losses due to remeasurement of Citi’s bolivar-denominated assets and liabilities due to changes in the SICAD rate are recorded in earnings. Further devaluation in the SICAD exchange rate, a change in Citi’s eligibility to utilize a different exchange mechanism resulting in a less favorable rate, or other unfavorable changes to the foreign exchange mechanisms would result in foreign exchange losses in the period in which such devaluation or change occurs.
At March 31, 2015, Citi’s net investment in its Venezuelan operations was approximately $180 million (unchanged from December 31, 2014), which included net monetary assets denominated in Venezuelan bolivars of approximately $140 million (unchanged from December 31, 2014). Total third-party assets of Citi Venezuela were approximately $1.1 billion at March 31, 2015 (compared to $900 million at December 31, 2014), primarily composed of cash on deposit with the Central Bank of Venezuela, corporate and consumer loans, and government bonds. A significant portion of these assets was funded with local deposits.

Greece
Greece elected a new government in January 2015. As a result of the impact of austerity measures on Greece, the newly elected government has committed to renegotiating the country’s debt with the European Union and the International Monetary Fund. Thus far, progress of these negotiations has been slow, and if unsuccessful, could lead to Greece’s defaulting on its debt obligations and possibly even to a withdrawal of Greece from the European Monetary Union (EMU).
As of March 31, 2015, Citi had total third-party assets and liabilities of approximately $44 million and $481 million, respectively, in Citi’s Greek branch. This compared to approximately $36 million and $915 million, respectively, as of December 31, 2014. Included in the total third-party assets and liabilities as of the end of the current quarter were non-euro-denominated assets and liabilities of $1.5 million and $52 million, respectively (compared to $0.3 million and $174 million, respectively, as of December 31, 2014).
If Greece were to leave the EMU, certain of its obligations could be redenominated from the euro to a new country currency (e.g., drachma). While alternative scenarios could develop, redenomination could be accompanied by an immediate devaluation of the new currency as compared to the euro and the U.S. dollar.
Citi is exposed to potential redenomination and devaluation risks arising from (i) euro-denominated assets and/or liabilities located or held within Greece that are governed by local country law (local exposures), as well as (ii) other euro-denominated assets and liabilities, such as loans and securitized products, between entities outside of Greece and a client or clients within Greece that are governed by local country law (offshore exposures).
If Greece were to withdraw from the EMU, and assuming a symmetrical redenomination and devaluation occurred, Citi believes its risk of loss would be limited as its liabilities subject to redenomination exceeded assets held both locally and offshore as of March 31, 2015. However, the actual assets and liabilities that could be subject to redenomination and devaluation risk, as well as whether any redenomination is asymmetrical, are subject to substantial legal and other uncertainties. In addition, other events outside of Citi’s control—such as the extent of any deposit flight and devaluation, imposition by U.S. regulators of mandatory loan reserve requirements or any functional currency change and the accounting impact thereof—could further negatively impact Citi in such an event.
In addition to the Greek branch assets and liabilities described above, as of March 31, 2015, other (non-Greek) Citi branches and subsidiaries had exposures of approximately $1.3 billion to Greek obligors, such as loans (including unfunded commitments), derivatives, and securitized products, net of purchased credit protection, that could experience credit losses under potential country or cross-border risk events. This estimated exposure is based on Citi’s internal risk management measures and systems where the country designation is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, sociopolitical or legal risks. As a result, Citi’s estimated credit exposures to Greece described above may include exposures to subsidiaries within the client relationship that are actually domiciled outside of Greece (e.g., loans, derivatives and other exposures to a U.K. subsidiary of a Greece-based corporation). Citi believes that the risk of loss associated with its estimated credit exposure described above is likely lower because a significant amount of the exposure relates to high-quality secured corporate loans not expected to be subject to redenomination.

Russia
Continued unrest in the region, the fall in oil prices and international sanctions are having a significant impact on Russia’s economy. The Russian ruble depreciated an additional 2.5% against the U.S. dollar from December 31, 2014 to March 31, 2015.
Citibank operates in Russia through a subsidiary, which uses the Russian ruble as its functional currency. Citibank’s net investment in Russia was approximately $1.0 billion at March 31, 2015, compared to $1.1 billion at December 31, 2014. Substantially all of Citibank’s net investment was hedged (subject to related tax adjustments) as of March 31, 2015, using forward foreign exchange contracts. Total third-party assets of the Russian Citibank subsidiary were approximately $4.6 billion as of March 31, 2015, compared to $6.1 billion as of December 31, 2014. These assets were primarily composed of corporate and consumer loans,

Russian government debt securities, and cash on deposit with the Central Bank of Russia. The large majority of the above assets were funded by local deposit liabilities.
For additional information on Citi’s exposures related to Russia, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Russia, based on the methodology described in such section. As disclosed in such section, these assets totaled approximately $6.1 billion as of March 31, 2015. Approximately $2.3 billion of such exposure is held on non-Russian Citi subsidiaries and thus is not included in the $4.6 billion amount set forth above, which pertains only to the Russian Citibank subsidiary, as disclosed.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Business and Operational Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Note 9 to the Consolidated Financial Statements in Citi’s 2014 Annual Report on Form 10-K.
At March 31, 2015, Citigroup had recorded net DTAs of approximately $48.1 billion, a decrease of $1.2 billion from December 31, 2014. The sequential decrease in DTAs was driven primarily by the continued generation of U.S. taxable earnings in Citicorp.
The following table summarizes Citi’s net DTAs balance at March 31, 2015 and December 31, 2014:

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2015	December 31, 2014
Total U.S.	$45.7	$46.5
Total foreign	2.4	2.8
Total (1)	$48.1	$49.3

(1)	Approximately $15.9 billion of the net DTAs was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of March 31, 2015.

Effective Tax Rate
Citi’s effective tax rate for the first quarter of 2015 was 30.6% (excluding CVA/DVA), slightly lower than the effective tax rate in the first quarter of 2014 of 31.6%, (excluding CVA/DVA and the tax charge in the prior-year period (see “Executive Summary” above)).

Tax Legislation
On April 13, 2015, the Governor of New York signed legislation bringing New York City into substantive conformity with the New York State corporate tax system. The legislation is retroactive to January 1, 2015. Citigroup is currently quantifying the effect of this legislation and will report such effect in its second quarter results.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
In March 2015, Citibank Hong Kong Limited (Citi HK) processed through an automated clearing system an individual client’s personal check written to the Consulate General of the Islamic Republic of Iran (Consulate General) in the amount of HK200,000 (approximately $25,800). The related individual client’s account was opened in March 2015 and was funded by three cash deposits totaling HK550,000 (approximately $71,000). Citi HK subsequently identified suspicious activity and determined that deposits made into the account were related in large part to travel visa fees owed to the Consulate General, which are exempt from the Iranian Transactions and Sanctions Regulations. Citi HK also learned that a small portion of the deposits related to document legalization fees owed to the Consulate General. The account activity was inconsistent with the client’s stated use of the account as represented by the client at the time of account opening. Citi HK blocked the customer’s account upon completing an internal investigation. Citi has also discussed and reported this activity with the Treasury Department’s Office of Foreign Assets Control. Citi does not intend to continue business with this individual customer. The account activity resulted in approximately $60 in gross revenues and no net profit.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of its results of operations above and in Citi’s 2014 Annual Report on Form 10-K, the factors listed and described under “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and the risks and uncertainties summarized below:

•
the ongoing extensive regulatory changes and uncertainties faced by Citi globally, and the potential impact these changes and uncertainties could have on Citi’s strategy, individual businesses’ and overall results of operations, ability to make progress on its execution priorities and its compliance risks and costs;

•
uncertainties relating to ongoing regulatory supervision and potential changes to the regulatory capital requirements applicable to Citi and certain of its affiliated entities, including with respect to the calculation and determination of the U.S. capital surcharge (the G-SIB surcharge) applicable to Citi, and the potential impact these uncertainties could have on Citi’s total risk-weighted assets, leverage assets and ability to meet its capital requirements as it projects or as required;

•
the potential impact ongoing events in the banking industry generally, including litigation and regulatory settlements, can have on Citi’s operational risk-weighted assets and thus its overall risk-weighted assets;

•
the potential impact to Citi if it is unable to address the shortcomings identified in 2014 by the Federal Reserve Board and FDIC as part of Citi’s 2015 resolution plan submission, including the potential for more stringent capital, leverage or liquidity requirements, restrictions on its growth, activities or operations, or requirements to divest certain assets or operations, which could negatively impact Citi’s operations or strategy;

•
the ongoing uncertainties and potential impact to Citi’s funding and liquidity management and structure and overall results of operations as a result of potential regulatory requirements in the U.S. mandating minimum levels of total loss-absorbing capacity (TLAC), including the potential interplay between Citi’s capital and TLAC requirements;

•
the potential impact to Citi’s derivative businesses and results of operations arising from the ongoing implementation and interpretation of derivatives regulation in the U.S. and globally, including on Citi’s competitive position and its compliance risks and costs;

•	ongoing interpretive uncertainties and compliance risks and costs associated with the implementation of the Volcker Rule;

•	the uncertainties and potential impact to Citi’s businesses and results of operations of recently adopted and anticipated future regulations applicable to securitizations;

•
the potential impact to Citi’s businesses, results of operations and financial condition of ongoing macroeconomic uncertainties and volatilities, including changes in U.S. and non-U.S. fiscal and monetary actions or expected actions, geopolitical tensions, economic growth and ongoing concerns relating to potential sovereign defaults and the potential impact of any such defaults on the global economy;

•
risks arising from Citi’s international and emerging markets operations, such as in Argentina, including nationalization or loss of licenses, sanctions, criminal charges, closure of branches or subsidiaries, confiscation of assets, fraud and foreign exchange controls, as well as changes in foreign exchange rates generally and increased compliance and regulatory risks and costs;

•
the potential impact to Citi’s delinquency rates, net credit losses, loan loss reserves and overall results of operations as Citi’s revolving home equity lines of credit (HELOCs) continue to “reset,” particularly given the limitations on Citi’s ability to reduce or mitigate this reset risk going forward;

•
the potential impact concentrations of risk could have on Citi’s hedging strategies and results of operations, including Citi’s credit risk to the U.S. government and its agencies and market risk arising from Citi’s high volume of transactions with counterparties in the financial services industry;

•
the potential impact to Citi’s funding and liquidity, as well as its liquidity planning and management, arising from the continued heightened regulatory focus on, and ongoing changes to, the liquidity standards and requirements applicable, or expected to be applicable, to Citi;

•
potential impacts on Citi’s liquidity and/or costs of funding as a result of external factors, such as market disruptions, governmental fiscal and monetary policies, regulatory requirements and changes in Citi’s credit spreads;

•	rating downgrades of Citi or its more significant subsidiaries, including as a result of changes in assumptions relating to government support, and the potential impact on Citi’s funding and liquidity as well as the results of operations for certain of its businesses;

•
the potential impact to Citi’s businesses, business practices, reputation, financial condition or results of operations that could result from the extensive legal, governmental and regulatory proceedings, investigations and inquiries to which Citi is or may be subject at any given time, including as a result of fines, penalties, consent orders or other similar remedies or sanctions;

•
the significant uncertainties arising from any criminal actions against, or criminal guilty pleas, convictions or related sanctions obtained from, Citi, including the scope and severity of any collateral consequences that could result from any such actions, such as loss of customers, clients or business, business restrictions and/or regulatory responses;

•
uncertainties arising from the continued heightened scrutiny and expectations of the financial services industry by regulators and other enforcement authorities with respect to “conduct” risk, the overall “culture” of the financial services industry generally and the effectiveness of an individual firm’s control functions in deterring or preventing employee misconduct;

•
the potential impact to market and investor perceptions of Citi and its capital return plans resulting from the Comprehensive Capital Analysis and Review (CCAR), including Citi’s ability to meet the Federal Reserve Board’s evolving annual stress testing requirements and qualitative factors;

•
Citi’s ability to successfully achieve its execution priorities, including maintaining expense discipline, continuing to wind down Citi Holdings while maintaining it at or above “break even” on a full-year basis and continued utilization of its deferred tax assets (DTAs), and the potential impact its inability to do so could have on the achievement of its 2015 operating efficiency and return on assets targets;

•
Citi’s ability to continue to utilize its DTAs, including the foreign tax credit component of its DTAs, by continuing to generate U.S. taxable income during the relevant carry-forward periods or otherwise;

•
the impact on the value of Citi’s DTAs and its results of operations if corporate tax rates in the U.S. or certain local, state or foreign jurisdictions decline, or if other changes are made to the U.S. tax system;

•
the potential impact to Citi if Citi’s interpretation or application of the extensive tax laws to which it is subject, such as with respect to withholding tax obligations and stamp and other transactional taxes, differs from that of the relevant governmental taxing authorities;

•
the potential impact to Citi from continually evolving and increasing cybersecurity and other technological risks and attacks, including fraud losses, additional costs, reputational damage, loss of customers, regulatory penalties, exposure to litigation and other potential financial losses to both Citi and its clients and customers;

•	Citi’s failure to maintain its co-branding and private-label relationships with various third-party retailers and merchants within its U.S. credit card businesses in North

America GCB or adverse changes in the terms governing these relationships, whether as a result of competition among card issuers or merchant-specific factors, such as bankruptcy or operational difficulties, and the potential impact of any such event on the results of operations or financial condition of those businesses;

•	the potential impact to Citi’s results of operations and financial condition if its risk management models, processes or strategies are not effective;

•
the potential impact on Citi’s performance, including its competitive position and ability to execute its strategy, if Citi is unable to hire or retain qualified employees due to regulatory restrictions on compensation or otherwise; and

•
the impact incorrect assumptions or estimates in Citi’s financial statements, as well as ongoing regulatory or other changes to financial accounting and reporting standards or interpretations, could have on Citi’s financial condition and results of operations and how it records and reports its financial condition and results of operations.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)    Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2015	2014
Revenues (1)
Interest revenue	$14,600	$15,350
Interest expense	3,028	3,591
Net interest revenue	$11,572	$11,759
Commissions and fees	$3,170	$3,184
Principal transactions	1,971	2,888
Administration and other fiduciary fees	962	1,009
Realized gains on sales of investments, net	307	128
Other-than-temporary impairment losses on investments
Gross impairment losses	(72)	(201)
Less: Impairments recognized in AOCI	—	—
Net impairment gains (losses) recognized in earnings	$(72)	$(201)
Insurance premiums	$497	$545
Other revenue	1,329	894
Total non-interest revenues	$8,164	$8,447
Total revenues, net of interest expense	$19,736	$20,206
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,755	$1,793
Policyholder benefits and claims	197	208
Provision (release) for unfunded lending commitments	(37)	(27)
Total provisions for credit losses and for benefits and claims	$1,915	$1,974
Operating expenses (1)
Compensation and benefits	$5,520	$6,010
Premises and equipment	709	805
Technology/communication	1,600	1,530
Advertising and marketing	392	458
Other operating	2,663	3,346
Total operating expenses	$10,884	$12,149
Income from continuing operations before income taxes	$6,937	$6,083
Provision for income taxes	2,120	2,131
Income from continuing operations	$4,817	$3,952
Discontinued operations
Income (loss) from discontinued operations	$(8)	$40
Gain on sale	—	—
Provision (benefit) for income taxes	(3)	3
Income (loss) from discontinued operations, net of taxes	$(5)	$37
Net income before attribution of noncontrolling interests	$4,812	$3,989
Noncontrolling interests	42	45
Citigroup’s net income	$4,770	$3,944
Basic earnings per share(2)
Income from continuing operations	$1.51	$1.23
Income (loss) from discontinued operations, net of taxes	—	0.01
Net income	$1.51	$1.24
Weighted average common shares outstanding	3,034.2	3,037.4

Diluted earnings per share(2)
Income from continuing operations	$1.51	$1.22
Income (loss) from discontinued operations, net of taxes	—	0.01
Net income	$1.51	$1.23
Adjusted weighted average common shares outstanding	3,039.3	3,043.3

(1)	Certain prior-period revenue and expense lines and totals were reclassified to conform to the current period’s presentation. See Note 3 to the Consolidated Financial Statements.

(2)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)                                         Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2015	2014
Net income before attribution of noncontrolling interests	$4,812	$3,989
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$591	$428
Net change in cash flow hedges, net of taxes	86	118
Benefit plans liability adjustment, net of taxes (1)	(90)	(33)
Net change in foreign currency translation adjustment, net of taxes and hedges	(2,062)	(526)
Citigroup’s total other comprehensive income (loss)	$(1,475)	$(13)
Total comprehensive income before attribution of noncontrolling interests	$3,337	$3,976
Less: Net income attributable to noncontrolling interests	42	45
Citigroup’s comprehensive income	$3,295	$3,931
(1)    Reflects adjustments based on the actuarial valuations of the Company’s significant pension and postretirement plans, including changes in the mortality assumptions at March 31, 2015, and amortization of amounts previously recognized in Accumulated other comprehensive income (loss). See Note 8 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                         Citigroup Inc. and Subsidiaries

	March 31,
	2015	December 31,
In millions of dollars	(Unaudited)	2014
Assets
Cash and due from banks (including segregated cash and other deposits)	$21,880	$32,108
Deposits with banks	133,896	128,089
Federal funds sold and securities borrowed or purchased under agreements to resell (including $135,894 and $144,191 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	239,015	242,570
Brokerage receivables	35,637	28,419
Trading account assets (including $105,710 and $106,217 pledged to creditors at March 31, 2015 and December 31, 2014, respectively)	302,983	296,786
Investments:
Available for sale (including $12,595 and $13,808 pledged to creditors as of March 31, 2015 and December 31, 2014, respectively)	295,239	300,143
Held to maturity (including $2,489 and $2,974 pledged to creditors as of March 31, 2015 and December 31, 2014, respectively)	23,254	23,921
Non-marketable equity securities (including $2,570 and $2,758 at fair value as of March 31, 2015 and December 31, 2014 respectively)	8,322	9,379
Total investments	$326,815	$333,443
Loans:
Consumer (including $38 and $43 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	341,706	369,970
Corporate (including $6,537 and $5,858 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	279,348	274,665
Loans, net of unearned income	$621,054	$644,635
Allowance for loan losses	(14,598)	(15,994)
Total loans, net	$606,456	$628,641
Goodwill	23,150	23,592
Intangible assets (other than MSRs)	4,244	4,566
Mortgage servicing rights (MSRs)	1,685	1,845
Other assets (including $8,936 and $7,762 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	136,040	122,122
Total assets	$1,831,801	$1,842,181

The following table presents certain assets of consolidated variable interest entities (VIEs), which are included in the Consolidated Balance Sheet above. The assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs, presented on the following page, and are in excess of those obligations. Additionally, the assets in the table below include third-party assets of consolidated VIEs only and exclude intercompany balances that eliminate in consolidation.

	March 31,
	2015	December 31,
In millions of dollars	(Unaudited)	2014
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$111	$300
Trading account assets	626	671
Investments	7,650	8,014
Loans, net of unearned income
Consumer (including $0 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	58,790	66,383
Corporate (including $0 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	29,142	29,596
Loans, net of unearned income	$87,932	$95,979
Allowance for loan losses	(2,533)	(2,793)
Total loans, net	$85,399	$93,186
Other assets	4,758	619
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$98,544	$102,790
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2015	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2014
Liabilities
Non-interest-bearing deposits in U.S. offices	$136,568	$128,958
Interest-bearing deposits in U.S. offices (including $976 and $994 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	275,423	284,978
Non-interest-bearing deposits in offices outside the U.S.	71,653	70,925
Interest-bearing deposits in offices outside the U.S. (including $674 and $690 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	416,003	414,471
Total deposits	$899,647	$899,332
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $34,225 and $36,725 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	175,371	173,438
Brokerage payables	58,252	52,180
Trading account liabilities	142,438	139,036
Short-term borrowings (including $926 and $1,496 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	39,405	58,335
Long-term debt (including $25,409 and $26,180 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	210,522	223,080
Other liabilities (including $2,024 and $1,776 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	90,143	85,084
Total liabilities	$1,615,778	$1,630,485
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 478,720 as of March 31, 2015 and 418,720 as of December 31, 2014, at aggregate liquidation value	$11,968	$10,468
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,470,853 as of March 31, 2015 and 3,082,037,568 as of December 31, 2014	31	31
Additional paid-in capital	108,124	107,979
Retained earnings	122,463	117,852
Treasury stock, at cost: March 31, 2015—65,331,175 shares and December 31, 2014—58,119,993 shares	(3,275)	(2,929)
Accumulated other comprehensive income (loss)	(24,691)	(23,216)
Total Citigroup stockholders’ equity	$214,620	$210,185
Noncontrolling interest	1,403	1,511
Total equity	$216,023	$211,696
Total liabilities and equity	$1,831,801	$1,842,181

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

	March 31,
	2015	December 31,
In millions of dollars	(Unaudited)	2014
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$14,840	$20,254
Long-term debt (including $0 as of March 31, 2015 and December 31, 2014, respectively, at fair value)	35,251	40,078
Other liabilities	3,983	901
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$54,074	$61,233
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2015	2014
Preferred stock at aggregate liquidation value
Balance, beginning of year	$10,468	$6,738
Issuance of new preferred stock	1,500	480
Balance, end of period	$11,968	$7,218
Common stock and additional paid-in capital
Balance, beginning of year	$108,010	$107,224
Employee benefit plans	176	326
Preferred stock issuance expense	(6)	(13)
Other	(25)	(1)
Balance, end of period	$108,155	$107,536
Retained earnings
Balance, beginning of year	$117,852	$111,168
Adjustment to opening balance, net of taxes (1)	—	$(346)
Adjusted balance, beginning of period	$117,852	$110,822
Citigroup’s net income	4,770	3,943
Common dividends (2)	(31)	(30)
Preferred dividends	(128)	(124)
Tax benefit	—	134
Balance, end of period	$122,463	$114,745
Treasury stock, at cost
Balance, beginning of year	$(2,929)	$(1,658)
Employee benefit plans (3)	(49)	(215)
Treasury stock acquired (4)	(297)	(364)
Balance, end of period	$(3,275)	$(2,237)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(23,216)	$(19,133)
Citigroup’s total other comprehensive income (loss)	(1,475)	(13)
Balance, end of period	$(24,691)	$(19,146)
Total Citigroup common stockholders’ equity	$202,652	$200,898
Total Citigroup stockholders’ equity	$214,620	$208,116
Noncontrolling interests
Balance, beginning of year	$1,511	$1,794
Transactions between Citigroup and the noncontrolling-interest shareholders	(118)	(10)
Net income attributable to noncontrolling-interest shareholders	42	45
Dividends paid to noncontrolling-interest shareholders	(3)	(3)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(56)	(9)
Other	27	(37)
Net change in noncontrolling interests	$(108)	$(14)
Balance, end of period	$1,403	$1,780
Total equity	$216,023	$209,896

(1)
Citi adopted ASU 2014-01 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Affordable Housing, in the first quarter of 2015 on a retrospective basis. This adjustment to opening Retained earnings represents the impact to periods prior to January 1, 2014 and is shown as an adjustment to the opening balance since the first quarter of 2014 is the earliest period disclosed in this Form 10-Q. See Note 1 to the Consolidated Financial Statements for additional information.

(2)	Common dividends declared were $0.01 per share in the first quarters of 2015 and 2014.

(3)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(4)	For the three months ended March 31, 2015 and 2014, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars	2015	2014
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$4,812	$3,989
Net income attributable to noncontrolling interests	42	45
Citigroup’s net income	$4,770	$3,944
Gain (loss) from discontinued operations, net of taxes	(5)	37
Income from continuing operations—excluding noncontrolling interests	$4,775	$3,907
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	885	843
Provision for loan losses	1,755	1,793
Realized gains from sales of investments	(307)	(128)
Net impairment losses recognized in earnings	93	201
Change in trading account assets	(6,197)	7,748
Change in trading account liabilities	3,402	15,278
Change in brokerage receivables net of brokerage payables	(1,146)	(1,110)
Change in loans held-for-sale	(2,881)	445
Change in other assets	(730)	(858)
Change in other liabilities	386	2,523
Other, net	2,058	(1,044)
Total adjustments	$(2,682)	$25,691
Net cash provided by (used in) operating activities of continuing operations	$2,093	$29,598
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(5,807)	$(2,015)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	3,555	(6,361)
Change in loans	6,831	(381)
Proceeds from sales and securitizations of loans	3,259	651
Purchases of investments	(76,463)	(57,602)
Proceeds from sales of investments	56,928	33,555
Proceeds from maturities of investments	19,897	21,523
Capital expenditures on premises and equipment and capitalized software	(740)	(868)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	135	102
Net cash provided by (used in) investing activities of continuing operations	$7,595	$(11,396)
Cash flows from financing activities of continuing operations
Dividends paid	$(159)	$(154)
Issuance of preferred stock	1,494	467
Treasury stock acquired	(297)	(364)
Stock tendered for payment of withholding taxes	(419)	(498)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	1,933	(12,836)
Issuance of long-term debt	11,704	10,547
Payments and redemptions of long-term debt	(15,493)	(9,671)
Change in deposits	315	(2,010)
Change in short-term borrowings	(18,930)	(41)
Net cash used in financing activities of continuing operations	$(19,852)	$(14,560)
Effect of exchange rate changes on cash and cash equivalents	$(64)	$(147)
Change in cash and due from banks	$(10,228)	$3,495
Statement continues on the next page.

Cash and due from banks at beginning of period	32,108	29,885
Cash and due from banks at end of period	$21,880	$33,380
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$1,100	$1,317
Cash paid during the year for interest	2,660	3,000
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$(8,735)	$—
Decrease in investments associated with significant disposals reclassified to HFS	(1,499)	—
Decrease in goodwill and intangible assets associated with significant disposals reclassified to HFS	(184)	—
Transfers to loans HFS from loans	(12,500)	(1,500)
Transfers to OREO and other repossessed assets	(88)	(63)
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$(4,673)	$—
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 include the accounts of Citigroup Inc. (Citigroup) and its consolidated subsidiaries (collectively, the Company, Citi or Citigroup).
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (2014 Annual Report on Form 10-K).
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

ACCOUNTING CHANGES

Accounting for Investments in Tax Credit Partnerships
In January 2014, the FASB issued Accounting Standards Update (ASU) 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. Any transition adjustment is reflected as an adjustment to retained earnings in the earliest period presented (retrospective application).
The ASU is applicable to Citi’s portfolio of low income housing tax credit (LIHTC) partnership interests. The new standard widens the scope of investments eligible to elect to apply a new alternative method, the proportional amortization method, under which the cost of the investment is amortized to tax expense in proportion to the amount of tax credits and other tax benefits received. Citi qualifies to elect the proportional amortization method under the ASU for its entire LIHTC portfolio. These investments were previously accounted for under the equity method, which resulted in losses (due to amortization of the investment) being recognized in Other revenue and tax credits and benefits being recognized in the Income tax expense line. In contrast, the proportional amortization method combines the amortization of the investment and receipt of the tax credits/benefits into one line, Income tax expense.
Citi adopted ASU 2014-01 in the first quarter of 2015.
The adoption of this ASU was applied retrospectively and cumulatively reduced Retained earnings by approximately $349 million, Other assets by approximately $178 million, and deferred tax assets by approximately $171 million.

Accounting for Repurchase-to-Maturity Transactions
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The ASU also requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements (see Note 21 to the Consolidated Financial Statements) and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The ASU’s provisions became effective for Citi from the first quarter of 2015, with the exception of the collateral disclosures which will be effective from the second quarter of 2015. The effect of adopting the ASU is required to be reflected as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Adoption of the ASU did not have a material effect on the Company’s financial statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB issued ASU No. 2014-14, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable is measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.
Citi early adopted the ASU on a modified retrospective basis in the fourth quarter of 2014, which resulted in reclassifying approximately $130 million of foreclosed assets from Other Real Estate Owned to a separate other receivable that is included in Other assets. Given the modified retrospective approach to adoption, prior periods have not been restated.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2017. However, the FASB is proposing to extend the effective date to January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

Consolidation
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. The ASU will reduce the number of consolidation models. The ASU will be effective on January 1, 2016. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2015-02 will have on its Consolidated Financial Statements.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Interest— Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, to conform the presentation of debt issuance costs to that of debt discounts and premiums. Thus, the ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The ASU will be effective for Citi on January 1, 2016 for both interim and annual periods and will be applied retrospectively to all periods presented. Early adoption is permitted for financial statements that have not been previously issued. The ASU is not expected to have a material effect on the Company.

Accounting for Financial Instruments-Credit Losses
In December 2012, the FASB issued a proposed ASU, Financial Instruments-Credit Losses. This proposed ASU, or exposure draft, was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB and does not constitute accounting guidance until a final ASU is issued.
The exposure draft contains proposed guidance developed by the FASB with the goal of improving financial reporting about expected credit losses on loans, securities and other financial assets held by financial institutions and other organizations. The exposure draft proposes a new accounting model intended to require earlier recognition of credit losses, while also providing additional transparency about credit risk.
The FASB’s proposed model would utilize an “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment would be recognized in the allowance for credit losses and adjusted each period for changes in credit. This would replace the multiple existing impairment models in GAAP, which generally require that a loss be “incurred” before it is recognized.
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

Sale of Brazil Credicard Business
Citi sold its non-Citibank-branded cards and consumer finance business in Brazil (Credicard) in 2013 and reported them as Discontinued operations. During the first quarter of 2015 and 2014, residual costs and resolution of certain contingencies resulted in loss from Discontinued operations, net of taxes, of $2 million and income from Discontinued operations, net of taxes, of $53 million, respectively.

Sale of Certain Citi Capital Advisors Business
Citi sold its liquid strategies business within Citi Capital Advisors (CCA) pursuant to two separate transactions in 2013 and reported them as Discontinued operations. Citigroup retained a 24.9% passive equity interest in the management company (which is held in Citi’s Institutional Clients Group segment). Residual costs from the disposals resulted in income from Discontinued operations, net of taxes, of $1 million during the first quarter of 2015 and loss from Discontinued operations, net of taxes, of $2 million during the first quarter of 2014.

Sale of Egg Banking plc Credit Card Business
Citi completed the sale of the Egg Banking plc (Egg) credit card business in 2011 and reported it as Discontinued operations. Residual costs from the disposal resulted in losses from Discontinued operations, net of taxes, of $4 million and $14 million during the first quarter of 2015 and 2014, respectively.

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

Combined Results for Discontinued Operations
The following is summarized financial information for Credicard, CCA, Egg and previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Total revenues, net of interest expense	$—	$69
Income (loss) from discontinued operations	$(8)	$40
Provision (benefit) for income taxes	(3)	3
Income (loss) from discontinued operations, net of taxes	$(5)	$37

Cash flows for the Discontinued operations were not material for all periods presented.

Significant Disposals
The following sales were identified as significant disposals, including the assets and liabilities that were reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet and the Income (loss) before taxes (benefits) related to each business.

Agreement to Sell OneMain Financial Business
On March 3, 2015, Citi entered into an agreement to sell its OneMain Financial business that is part of Citi Holdings. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur in the third quarter of 2015. Income before taxes is as follows:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Income before taxes	$177	$242

The following assets and liabilities for the OneMain Financial business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at March 31, 2015:

In millions of dollars	March 31, 2015
Assets
Cash and deposits with banks	$492
Investments	1,499
Loans (net of allowance of $688 million)	7,427
Intangible assets	123
Other assets	355
Total assets	$9,896
Liabilities
Long-term debt	$4,673
Other liabilities, due to/from subs	1,902
Other liabilities	1,454
Total liabilities	$8,029

Agreement to Sell Japan Cards Business
On March 31, 2015, Citi entered into an agreement to sell its Japan cards business that is part of Citi Holdings effective January 1, 2015. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur by the fourth quarter of 2015. Income before taxes is as follows:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Income before taxes	$(1)	$—

The following assets and liabilities for the Japan cards business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at March 31, 2015:

In millions of dollars	March 31, 2015
Assets
Cash and deposits with banks	$16
Loans (net of allowance of $24 million)	1,308
Goodwill	61
Other assets	66
Total assets	$1,451
Liabilities
Other liabilities	$460
Total liabilities	$460

Agreement to Sell Japan Retail Banking Business
On December 25, 2014, Citi entered into an agreement to sell its Japan retail banking business that is part of Citi Holdings effective January 1, 2015. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur by the fourth quarter of 2015. Income before taxes is as follows:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Income before taxes	$—	$2

The following assets and liabilities for the Japan retail banking business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at March 31, 2015 and December 31, 2014:

	March 31,	Dec. 31,
In millions of dollars	2015	2014
Assets
Cash and deposits with banks	$118	$151
Loans (net of allowance of $1 million and $2 million at March 31, 2015 and December 31, 2014)	548	544
Goodwill	51	51
Other assets, advances to/from subs	19,480	19,854
Other assets	52	66
Total assets	$20,249	$20,666
Liabilities
Deposits	$20,193	$20,605
Other liabilities	56	61
Total liabilities	$20,249	$20,666

Combined Significant Disposals—HFS Balance Sheet Reclassifications
The following assets and liabilities for the Japan retail banking, Japan cards business and OneMain Financial business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at March 31, 2015 (OneMain, Japan cards and Japan retail) and December 31, 2014 (Japan retail):

In millions of dollars	March 31, 2015	Dec. 31, 2014
Assets
Cash and deposits with banks	$626	$151
Investments	1,499	—
Loans (net of allowance of $713 million and $2 million at March 31, 2015 and December 31, 2014)	9,283	544
Goodwill	112	51
Intangible assets	123	—
Other assets, advances to/from subs	19,480	19,854
Other assets	473	66
Total assets	$31,596	$20,666
Liabilities
Deposits	$20,193	$20,605
Long-term debt	4,673	—
Other liabilities, due to/from subs	1,902	—
Other liabilities	1,970	61
Total liabilities	$28,738	$20,666

Sale of Spain Consumer Operations
On September 22, 2014, Citi sold its consumer operations in Spain, which was part of Citi Holdings, including $1.7 billion of consumer loans (net of allowance), $3.4 billion of assets under management, $2.2 billion of customer deposits, 45 branches, 48 ATMs and 938 employees, with the buyer assuming the related current pension commitments at closing. The transaction generated a pretax gain on sale of $243 million ($131 million after-tax). Income before taxes is as follows:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Income before taxes	$—	$21
Sale of Greece Consumer Operations
On September 30, 2014, Citi sold its consumer operations in Greece, which were part of Citi Holdings, including $353 million of consumer loans (net of allowance), $1.1 billion of assets under management, $1.2 billion of customer deposits, 20 branches, 85 ATMs and 719 employees, with the buyer assuming certain limited pension obligations related to Diners’ Club’s employees at closing. The transaction generated a pretax gain on sale of $209 million ($91 million after-tax).
Income before taxes is as follows:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Income before taxes	$—	$(15)

3. BUSINESS SEGMENTS
Citigroup’s activities are conducted through the Global Consumer Banking (GCB), Institutional Clients Group (ICG), Corporate/Other and Citi Holdings business segments.
GCB includes a global, full-service consumer franchise delivering a wide array of banking, credit card lending and investment services through a network of local branches, offices and electronic delivery systems and is composed of four GCB businesses: North America, EMEA, Latin America and Asia.
ICG is composed of Banking and Markets and securities services and provides corporate, institutional, public sector and high-net-worth clients in approximately 100 countries with a broad range of banking and financial products and services.
Corporate/Other includes certain unallocated costs of global functions, other corporate expenses and net treasury results, unallocated corporate expenses, offsets to certain line-item reclassifications and eliminations, the results of discontinued operations and unallocated taxes.
Citi Holdings is composed of businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses.
The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated Financial Statements in Citi’s 2014 Annual Report on Form 10-K.

The prior-period balances reflect reclassifications to conform the presentation for all periods to the current period’s presentation. Effective January 1, 2015, financial data was reclassified from Citicorp to Citi Holdings for the consumer businesses in 11 markets and the consumer finance business in Korea in Global Consumer Banking (GCB) and certain businesses in Institutional Clients Group that Citi intends to exit, changes in Citi’s charge out of certain assets and non-interest revenues from the Corporate/Other segment to Citi’s businesses, changes in charge outs of certain administrative, operations and technology costs among Citi’s businesses and certain other immaterial reclassifications. Citi’s consolidated results remain unchanged for all periods presented as a result of the changes discussed above.
In addition, as discussed in Note 1 to the Consolidated Financial Statements, Citi adopted ASU 2014-01 in the first quarter of 2015. The ASU is applicable to Citi’s portfolio of low income housing tax credit partnership interests. Citi’s disclosures reflect the retrospective application of the ASU and impacts Citi’s consolidated assets, revenues, provision for income taxes and net income for all periods presented.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)		Provision (benefits) for income taxes		Income (loss) from continuing operations (2)		Identifiable assets
	Three Months Ended March 31,
In millions of dollars, except identifiable assets in billions	2015	2014	2015	2014	2015	2014	March 31, 2015	December 31, 2014
Global Consumer Banking	$8,662	$8,844	$920	$742	$1,725	$1,674	$387	$406
Institutional Clients Group	9,028	9,154	1,358	1,321	2,964	2,948	1,271	1,257
Corporate/Other	212	223	(312)	209	(19)	(388)	52	50
Total Citicorp	$17,902	$18,221	$1,966	$2,272	$4,670	$4,234	$1,710	$1,713
Citi Holdings	1,834	1,985	154	(141)	147	(282)	122	129
Total	$19,736	$20,206	$2,120	$2,131	$4,817	$3,952	$1,832	$1,842

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $8.3 billion and $8.3 billion; in EMEA of $3.0 billion and $3.1 billion; in Latin America of $2.9 billion and $3.2 billion; and in Asia of $3.5 billion and $3.4 billion for the three months ended March 31, 2015 and 2014, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.5 billion and $1.6 billion; in the ICG results of $74 million and $27 million; and in Citi Holdings results of $0.4 billion and $0.4 billion for the three months ended March 31, 2015 and 2014, respectively.

4.  INTEREST REVENUE AND EXPENSE
For the three months ended March 31, 2015 and 2014, Interest revenue and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Interest revenue
Loan interest, including fees	$10,555	$11,181
Deposits with banks	183	252
Federal funds sold and securities borrowed or purchased under agreements to resell	642	594
Investments, including dividends	1,711	1,757
Trading account assets(1)	1,399	1,486
Other interest	110	80
Total interest revenue	$14,600	$15,350
Interest expense
Deposits(2)	$1,326	$1,449
Federal funds purchased and securities loaned or sold under agreements to repurchase	376	525
Trading account liabilities(1)	47	41
Short-term borrowings	119	137
Long-term debt	1,160	1,439
Total interest expense	$3,028	$3,591
Net interest revenue	$11,572	$11,759
Provision for loan losses	1,755	1,793
Net interest revenue after provision for loan losses	$9,817	$9,966

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	Includes deposit insurance fees and charges of $296 million and $281 million for the three months ended March 31, 2015 and 2014.

5.  COMMISSIONS AND FEES
The primary components of Commissions and fees revenue are investment banking fees, trading-related fees, credit card and bank card fees and fees related to trade and securities services in ICG.
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
Credit card and bank card fees are primarily composed of interchange revenue and certain card fees, including annual fees, reduced by reward program costs and certain partner payments. Interchange revenue and fees are recognized when earned; annual card fees are deferred and amortized on a straight-line basis over a 12-month period. Reward costs are recognized when points are earned by the customers. The following table presents Commissions and fees revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Investment banking	$938	$834
Trading-related	634	701
Credit cards and bank cards	501	563
Trade and securities services	435	453
Other consumer(1)	180	213
Corporate finance(2)	145	123
Checking-related	116	136
Loan servicing	95	88
Other	126	73
Total commissions and fees	$3,170	$3,184

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments on derivatives), FVA (funding valuation adjustments) on over-the-counter derivatives and DVA (debt valuation adjustments on issued liabilities for which the fair value option has been elected).
The following table presents principal transactions revenue for the three months ended March 31:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Global Consumer Banking	$173	$172
Institutional Clients Group	2,199	2,604
Corporate/Other	(422)	20
Subtotal Citicorp	$1,950	$2,796
Citi Holdings	21	92
Total Citigroup	$1,971	$2,888
Interest rate contracts(1)	$1,197	$1,390
Foreign exchange contracts(2)	86	548
Equity contracts(3)	114	138
Commodity and other contracts(4)	317	224
Credit products and derivatives(5)	257	588
Total	$1,971	$2,888

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

7. INCENTIVE PLANS

All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2014 Annual Report on Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in the Company’s 2014 Annual Report on Form 10-K.

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
The Company also sponsors a number of non-contributory, nonqualified pension plans. These plans, which are unfunded, provide supplemental defined pension benefits to certain U.S. employees. With the exception of certain employees covered under the prior final pay plan formula, the benefits under these plans were frozen in prior years.
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are remeasured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of March 31, 2015. All other plans (All Other Plans) are remeasured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s U.S. qualified and nonqualified pension plans and postretirement plans and plans outside the United States, for Significant Plans and All Other Plans, for the periods indicated.

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Qualified plans
Benefits earned during the period	$2	$2	$44	$46	$—	$—	$4	$4
Interest cost on benefit obligation	137	140	80	96	8	8	27	29
Expected return on plan assets	(222)	(217)	(84)	(95)	—	(1)	(29)	(30)
Amortization of unrecognized
Prior service (benefit) cost	(1)	(1)	—	1	—	—	(3)	(3)
Net actuarial loss	37	23	21	20	—	(1)	11	9
Net qualified plans (benefit) expense	$(47)	$(53)	$61	$68	$8	$6	$10	$9
Nonqualified plans expense	12	12	—	—	—	—	—	—
Total net (benefit) expense	$(35)	$(41)	$61	$68	$8	$6	$10	$9

Funded Status and Accumulated Other Comprehensive Income
The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s Significant Plans.

Net Amount Recognized

	Three months ended March 31, 2015
	Pension plans		Postretirement benefit plans
	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
In millions of dollars	2015	2015	2015	2015
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$14,839	$7,252	$917	$1,527
Plans measured annually	—	(2,070)	—	(348)
Projected benefit obligation at beginning of year - Significant Plans	$14,839	$5,182	$917	$1,179
Benefits earned during the year	3	25	—	3
Interest cost on benefit obligation	144	66	8	23
Plan amendments	—	6	—	—
Actuarial (gain) loss	252	144	19	—
Benefits paid, net of participants’ contributions	(198)	(56)	(24)	(10)
Foreign exchange impact and other	—	(232)	—	(41)
Projected benefit obligation at period end - Significant Plans	$15,040	$5,135	$920	$1,154

	Three Months Ended March 31, 2015
	Pension plans		Postretirement benefit plans
	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
In millions of dollars	2015	2015	2015	2015
Change in plan assets
Plan assets at fair value at beginning of year	$13,071	$7,057	$10	$1,384
Plans measured annually	—	(1,406)	—	(9)
Plan assets at fair value at beginning of year - Significant Plans	$13,071	$5,651	$10	$1,375
Actual return on plan assets	314	169	—	3
Company contributions	13	13	20	—
Plan participants’ contributions	—	1	—	—
Benefits paid	(198)	(56)	(24)	(10)
Foreign exchange impact and other	—	(281)	—	(47)
Plan assets at fair value at period end - Significant Plans	$13,200	$5,497	$6	$1,321

Funded status of the plans
Qualified plans	$(1,051)	$362	$(914)	$167
Nonqualified plans	(789)	—	—	—
Funded status of the plans at period end - Significant Plans	$(1,840)	$362	$(914)	$167

Net amount recognized
Benefit asset	$—	$362	$—	$167
Benefit liability	(1,840)	—	(914)	—
Net amount recognized on the balance sheet - Significant Plans	$(1,840)	$362	$(914)	$167

Amounts recognized in Accumulated other comprehensive income (loss)
Prior service benefit (cost)	$(1)	$15	$—	$134
Net actuarial gain (loss)	(6,060)	(1,145)	(75)	(541)
Net amount recognized in equity (pretax) - Significant Plans	$(6,061)	$(1,130)	$(75)	$(407)

Accumulated benefit obligation at period end - Significant Plans	$15,021	$4,811	N/A	N/A

The following table shows the change in Accumulated other comprehensive income (loss) related to Citi’s pension and postretirement benefit plans (for Significant Plans and All Other Plans) for the periods indicated.

	Three Months Ended	Year Ended
In millions of dollars	March 31, 2015	December 31, 2014
Beginning of period balance, net of tax (1) (2)	$(5,159)	$(3,989)
Actuarial assumptions changes and plan experience	(416)	(3,404)
Net asset gain (loss) due to difference between actual and expected returns	165	833
Net amortizations	64	202
Prior service credit	(6)	13
Curtailment/ settlement loss (3)	—	67
Foreign exchange impact and other	72	459
Change in deferred taxes, net	31	660
Change, net of tax	$(90)	$(1,170)
End of period balance, net of tax (1) (2)	$(5,249)	$(5,159)

(1)	See Note 18 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Curtailment and settlement losses relate to repositioning actions.

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
The discount rates used during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are shown in the following table:

	Three months ended	Three months ended
Net benefit (expense) assumed discount rates during the period(1)	Mar. 31, 2015	Dec. 31, 2014
U.S. plans
Qualified pension	4.00%	4.25%
Nonqualified pension	3.90	4.75
Postretirement	3.80	4.00
Non-U.S. plans
Pension	1.00 - 12.00	2.20 - 11.90
Weighted average	5.44	6.02
Postretirement	8.00	8.70

(1) The Company uses a quarterly remeasurement approach for its Significant Plans. The rates for the three months ended December 31, 2014 shown above were utilized to calculate the fourth quarter expense in 2014. The rates for the three months ended March 31, 2015 shown above were utilized to calculate the first quarter expense.

The discount rates used at period end in determining the pension and postretirement benefit obligations for the Significant Plans are shown in the following table:

Plan obligations assumed discount rates at period ended (1)	Mar. 31, 2015	Dec. 31, 2014
U.S. plans
Qualified pension	3.85%	4.00%
Nonqualified pension	3.70	3.90
Postretirement	3.65	3.80
Non-U.S. plans
Pension	0.70 - 12.25	1.00 - 12.00
Weighted average	5.14	5.44
Postretirement	8.00	8.00

(1) For the Significant Plans, the rates at March 31, 2015 shown above are utilized to calculate the March 31, 2015 benefit obligation and will be utilized to calculate the 2015 second quarter expense.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly pension expense of a one-percentage-point change in the discount rate:

	Three Months Ended March 31, 2015
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$7	$(11)
Non-U.S. plans	(7)	9

Postretirement
U.S. plans	$1	$(1)
Non-U.S. plans	(3)	3

Since the U.S. plans were frozen, the majority of the prospective service cost has been eliminated and the gain/loss amortization period was changed to the life expectancy for inactive participants. As a result, expense for the U.S. plans is driven more by interest costs than service costs and an increase in the discount rate would increase expense, while a decrease in the discount rate would decrease expense.
Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions during the first quarter of 2015.
The following table summarizes the actual Company contributions for the three months ended March 31, 2015 and 2014, as well as estimated expected Company contributions for the remainder of 2015 and the contributions made in the second, third and fourth quarters of 2014. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

Summary of Company Contributions

	Pension plans				Postretirement plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Company contributions(2) for the three months ended March 31	$11	$11	$26	$43	$20	$10	$7	$3
Company contributions made or expected to be made in the remainder of the year	$35	$32	$129	$127	$47	$47	$2	$7

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly to participants by the Company.

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citigroup 401(k) Plan sponsored by the Company in the U.S.
Under the Citigroup 401(k) Plan, eligible U.S. employees receive matching contributions of up to 6% of their eligible compensation for 2015 and 2014, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided. All Company contributions are invested according to participants’ individual elections. The expense associated with this plan amounted to approximately $101 million and $103 million for the three months ended March 31, 2015 and 2014, respectively.

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.

The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Three Months Ended March 31,
In millions of dollars	2015	2014
Service-related expense
Benefits earned during the period	$—	$—
Interest cost on benefit obligation	1	1
Amortization of unrecognized
Prior service cost (benefit)	(7)	(7)
Net actuarial loss	3	3
Total service-related expense (benefit)	$(3)	$(3)
Non-service-related expense	$9	$8
Total net expense	$6	$5

9.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three months ended March 31:

	Three Months Ended March 31,
In millions, except per-share amounts	2015	2014
Income from continuing operations before attribution of noncontrolling interests	$4,817	$3,952
Less: Noncontrolling interests from continuing operations	42	45
Net income from continuing operations (for EPS purposes)	$4,775	$3,907
Income (loss) from discontinued operations, net of taxes	(5)	37
Citigroup's net income	$4,770	$3,944
Less: Preferred dividends(1)	128	124
Net income available to common shareholders	$4,642	$3,820
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	62	62
Net income allocated to common shareholders for basic EPS	$4,580	$3,758
Add: Interest expense, net of tax, and dividends on convertible securities and adjustment of undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to diluted EPS	—	—
Net income allocated to common shareholders for diluted EPS	$4,580	$3,758
Weighted-average common shares outstanding applicable to basic EPS	3,034.2	3,037.4
Effect of dilutive securities
Options(2)	4.9	5.6
Other employee plans	0.2	0.3
Convertible securities(3)	—	—
Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,039.3	3,043.3
Basic earnings per share
Income from continuing operations	$1.51	$1.23
Discontinued operations	—	0.01
Net income	$1.51	$1.24
Diluted earnings per share
Income from continuing operations	$1.51	$1.22
Discontinued operations	—	0.01
Net income	$1.51	$1.23

(1)	See Note 19 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
During the first quarters of 2015 and 2014, weighted-average options to purchase 0.9 million and 0.9 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $195.47 and $194.37 per share, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $106.10 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the first quarters of 2015 and 2014 because they were anti-dilutive.

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at March 31, 2015 and December 31, 2014:

In millions of dollars	March 31, 2015	December 31, 2014
Federal funds sold	$135	$—
Securities purchased under agreements to resell	127,977	123,979
Deposits paid for securities borrowed	110,903	118,591
Total	$239,015	$242,570
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at March 31, 2015 and December 31, 2014:

In millions of dollars	March 31, 2015	December 31, 2014
Federal funds purchased	$247	$334
Securities sold under agreements to repurchase	154,312	147,204
Deposits received for securities loaned	20,812	25,900
Total	$175,371	$173,438
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
The resale and repurchase agreements are generally documented under industry standard agreements that allow the prompt close-out of all transactions (including the liquidation of securities held) and the offsetting of obligations to return cash or securities by the non-defaulting party, following a payment default or other type of default under the relevant master agreement. Events of default generally include (i) failure to deliver cash or securities as required under the transaction, (ii) failure to provide or return cash or securities as used for margining purposes, (iii) breach of representation, (iv) cross-default to another transaction entered into among the parties, or, in some cases, their affiliates, and (v) a repudiation of obligations under the agreement. The counterparty that receives the securities in these transactions is generally unrestricted in its use of the securities, with the exception of transactions executed on a tri-party basis, where the collateral is maintained by a custodian and operational limitations may restrict its use of the securities.
A substantial portion of the resale and repurchase agreements is recorded at fair value, as described in Notes 22 and 23 to the Consolidated Financial Statements. The remaining portion is carried at the amount of cash initially advanced or received, plus accrued interest, as specified in the respective agreements.
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
The enforceability of offsetting rights incorporated in the master netting agreements for resale and repurchase agreements and securities borrowing and lending agreements is evidenced to the extent that a supportive legal opinion has been obtained from counsel of recognized standing that provides the requisite level of certainty regarding the enforceability of these agreements, and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.
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
The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of March 31, 2015 and December 31, 2014. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of March 31, 2015
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$181,342	$53,365	$127,977	$90,945	$37,032
Deposits paid for securities borrowed	110,903	—	110,903	16,574	94,329
Total	$292,245	$53,365	$238,880	$107,519	$131,361

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$207,677	$53,365	$154,312	$73,184	$81,128
Deposits received for securities loaned	20,812	—	20,812	3,971	16,841
Total	$228,489	$53,365	$175,124	$77,155	$97,969

	As of December 31, 2014
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$180,318	$56,339	$123,979	$94,353	$29,626
Deposits paid for securities borrowed	118,591	—	118,591	15,139	103,452
Total	$298,909	$56,339	$242,570	$109,492	$133,078

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$203,543	$56,339	$147,204	$72,928	$74,276
Deposits received for securities loaned	25,900	—	25,900	5,190	20,710
Total	$229,443	$56,339	$173,104	$78,118	$94,986

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See tables above.

(3)
Includes financial instruments subject to enforceable master netting agreements that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the offsetting right has been obtained.

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
Brokerage receivables and Brokerage payables consisted of the following at March 31, 2015 and December 31, 2014:

In millions of dollars	March 31, 2015	December 31, 2014
Receivables from customers	$11,790	$10,380
Receivables from brokers, dealers, and clearing organizations	23,847	18,039
Total brokerage receivables (1)	$35,637	$28,419
Payables to customers	$39,238	$33,984
Payables to brokers, dealers, and clearing organizations	19,014	18,196
Total brokerage payables (1)	$58,252	$52,180

(1)	Brokerage receivables and payables are accounted for in accordance with ASC 940-320.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities are carried at fair value, other than physical commodities accounted for at the lower of cost or fair value, and consist of the following at March 31, 2015 and December 31, 2014:

In millions of dollars	March 31, 2015	December 31, 2014
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$26,048	$27,053
Prime	1,168	1,271
Alt-A	781	709
Subprime	1,163	1,382
Non-U.S. residential	1,192	1,476
Commercial	3,832	4,343
Total mortgage-backed securities	$34,184	$36,234
U.S. Treasury and federal agency securities
U.S. Treasury	$21,521	$18,906
Agency obligations	2,087	1,568
Total U.S. Treasury and federal agency securities	$23,608	$20,474
State and municipal securities	$3,796	$3,402
Foreign government securities	69,417	64,937
Corporate	25,163	27,797
Derivatives(2)	71,581	67,957
Equity securities	57,536	57,846
Asset-backed securities(1)	4,783	4,546
Other trading assets(3)	12,915	13,593
Total trading account assets	$302,983	$296,786
Trading account liabilities
Securities sold, not yet purchased	$65,243	$70,944
Derivatives(2)	77,195	68,092
Total trading account liabilities	$142,438	$139,036

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

13.   INVESTMENTS

Overview

	March 31, 2015	December 31, 2014
In millions of dollars
Securities available-for-sale (AFS)	$295,239	$300,143
Debt securities held-to-maturity (HTM)(1)	23,254	23,921
Non-marketable equity securities carried at fair value(2)	2,570	2,758
Non-marketable equity securities carried at cost(3)	5,752	6,621
Total investments	$326,815	$333,443

(1)	Carried at amortized cost basis, including any impairment for securities that have credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.
The following table presents interest and dividend income on investments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Taxable interest	$1,593	$1,467
Interest exempt from U.S. federal income tax	23	164
Dividend income	95	126
Total interest and dividend income	$1,711	$1,757
The following table presents realized gains and losses on the sale of investments for the three months ended March 31, 2015 and 2014. The gross realized investment losses exclude losses from other-than-temporary impairment (OTTI):

	Three Months Ended March 31,
In millions of dollars	2015	2014
Gross realized investment gains	$356	$292
Gross realized investment losses	(49)	(164)
Net realized gains on sale of investments	$307	$128
The Company has sold certain debt securities that were classified as HTM. These sales were in response to significant deterioration in the creditworthiness of the issuers or securities. In addition, other securities were reclassified to AFS investments in response to significant credit deterioration or because a substantial portion of the securities’ principal outstanding at acquisition has been collected. Because the Company generally intends to sell the securities, Citi recorded OTTI on the securities. The following table sets forth, for the periods indicated, gain (loss) on HTM securities sold, securities reclassified to AFS and OTTI recorded on AFS securities reclassified.

	Three Months Ended March 31,
In millions of dollars	2015	2014
Carrying value of HTM securities sold	$27	$—
Net realized gain (loss) on sale of HTM securities	2	—
Carrying value of securities reclassified to AFS	94	52
OTTI losses on securities reclassified to AFS	(5)	(8)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015				December 31, 2014
In millions of dollars	Amortized cost	Gross unrealized gains(1) (2)	Gross unrealized losses(1) (2)	Fair value	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value
Debt securities AFS
Mortgage-backed securities(3)
U.S. government-sponsored agency guaranteed	$38,433	$744	$93	$39,084	$35,647	$603	$159	$36,091
Prime	7	2	—	9	12	—	—	12
Alt-A	2	—	—	2	43	1	—	44
Non-U.S. residential	7,209	61	5	7,265	8,247	67	7	8,307
Commercial	500	8	1	507	551	6	3	554
Total mortgage-backed securities	$46,151	$815	$99	$46,867	$44,500	$677	$169	$45,008
U.S. Treasury and federal agency securities
U.S. Treasury	$110,963	$1,074	$69	$111,968	$110,492	$353	$127	$110,718
Agency obligations	9,291	102	2	9,391	12,925	60	13	12,972
Total U.S. Treasury and federal agency securities	$120,254	$1,176	$71	$121,359	$123,417	$413	$140	$123,690
State and municipal(4)	$13,025	$137	$917	$12,245	$13,526	$150	$977	$12,699
Foreign government	86,654	688	283	87,059	90,249	734	286	90,697
Corporate	14,363	245	54	14,554	12,033	215	91	12,157
Asset-backed securities(3)	11,514	39	49	11,504	12,534	30	58	12,506
Other debt securities	661	—	—	661	661	—	—	661
Total debt securities AFS	$292,622	$3,100	$1,473	$294,249	$296,920	$2,219	$1,721	$297,418
Marketable equity securities AFS	$992	$41	$43	$990	$2,461	$308	$44	$2,725
Total securities AFS	$293,614	$3,141	$1,516	$295,239	$299,381	$2,527	$1,765	$300,143

(1)
Gross unrealized gains and losses, as presented, do not include the impact of minority investments and the related allocations and pick-up of unrealized gains and losses of AFS securities. These amounts totaled unrealized gains of $22 million and $27 million as of March 31, 2015 and December 31, 2014, respectively.

(2)
Gross unrealized gains and losses, as presented, as of March 31, 2015 do not include the impact of unrealized gains and losses of AFS securities of OneMain Financial (North American consumer finance business), which were reclassified as HFS as of March 31, 2015. These amounts totaled unrealized gains of $86 million and unrealized losses of $5 million as of March 31, 2015.

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

As discussed in more detail below, the Company conducts periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary. Any credit-related impairment related to debt securities is recorded in earnings as OTTI. Non-credit-related impairment is recognized in AOCI if the Company does not plan to sell and is not likely to be required to sell. For other debt securities with OTTI, the entire impairment is recognized in the Consolidated Statement of Income.

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of March 31, 2015 and December 31, 2014:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2015
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$3,521	$14	$3,176	$79	$6,697	$93
Prime	1	—	2	—	3	—
Non-U.S. residential	1,333	3	219	2	1,552	5
Commercial	54	—	60	1	114	1
Total mortgage-backed securities	$4,909	$17	$3,457	$82	$8,366	$99
U.S. Treasury and federal agency securities
U.S. Treasury	$15,077	$67	$915	$2	$15,992	$69
Agency obligations	644	2	—	—	644	2
Total U.S. Treasury and federal agency securities	$15,721	$69	$915	$2	$16,636	$71
State and municipal	$303	$11	$5,162	$906	$5,465	$917
Foreign government	18,853	160	5,261	123	24,114	283
Corporate	3,710	38	900	16	4,610	54
Asset-backed securities	1,911	14	3,463	35	5,374	49
Marketable equity securities AFS	24	2	214	41	238	43
Total securities AFS	$45,431	$311	$19,372	$1,205	$64,803	$1,516
December 31, 2014
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$4,198	$30	$5,547	$129	$9,745	$159
Prime	5	—	2	—	7	—
Non-U.S. residential	1,276	3	199	4	1,475	7
Commercial	124	1	136	2	260	3
Total mortgage-backed securities	$5,603	$34	$5,884	$135	$11,487	$169
U.S. Treasury and federal agency securities
U.S. Treasury	$36,581	$119	$1,013	$8	$37,594	$127
Agency obligations	5,698	9	754	4	6,452	13
Total U.S. Treasury and federal agency securities	$42,279	$128	$1,767	$12	$44,046	$140
State and municipal	$386	$15	$5,802	$962	$6,188	$977
Foreign government	18,495	147	5,984	139	24,479	286
Corporate	3,511	63	1,350	28	4,861	91
Asset-backed securities	3,701	13	3,816	45	7,517	58
Marketable equity securities AFS	51	4	218	40	269	44
Total securities AFS	$74,026	$404	$24,821	$1,361	$98,847	$1,765

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$31	$31	$44	$44
After 1 but within 5 years	904	914	931	935
After 5 but within 10 years	1,292	1,311	1,362	1,387
After 10 years(2)	43,924	44,611	42,163	42,642
Total	$46,151	$46,867	$44,500	$45,008
U.S. Treasury and federal agency securities
Due within 1 year	$7,218	$7,243	$13,070	$13,084
After 1 but within 5 years	104,763	105,781	104,982	105,131
After 5 but within 10 years	4,812	4,855	2,286	2,325
After 10 years(2)	3,461	3,480	3,079	3,150
Total	$120,254	$121,359	$123,417	$123,690
State and municipal
Due within 1 year	$1,389	$1,327	$652	$651
After 1 but within 5 years	3,896	3,840	4,387	4,381
After 5 but within 10 years	549	567	524	537
After 10 years(2)	7,191	6,511	7,963	7,130
Total	$13,025	$12,245	$13,526	$12,699
Foreign government
Due within 1 year	$32,155	$32,056	$31,355	$31,382
After 1 but within 5 years	38,055	38,184	41,913	42,467
After 5 but within 10 years	15,493	15,808	16,008	15,779
After 10 years(2)	951	1,011	973	1,069
Total	$86,654	$87,059	$90,249	$90,697
All other(3)
Due within 1 year	$1,662	$1,665	$1,248	$1,251
After 1 but within 5 years	12,024	12,137	10,442	10,535
After 5 but within 10 years	7,957	8,026	7,282	7,318
After 10 years(2)	4,895	4,891	6,256	6,220
Total	$26,538	$26,719	$25,228	$25,324
Total debt securities AFS	$292,622	$294,249	$296,920	$297,418

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
The carrying value and fair value of debt securities HTM at March 31, 2015 and December 31, 2014 were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
March 31, 2015
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$8,879	$93	$8,972	$209	$(2)	$9,179
Prime	59	(12)	47	5	(1)	51
Alt-A	1,094	(203)	891	548	(293)	1,146
Subprime	5	—	5	15	—	20
Non-U.S. residential	607	(86)	521	59	—	580
Commercial	7	—	7	1	—	8
Total mortgage-backed securities	$10,651	$(208)	$10,443	$837	$(296)	$10,984
State and municipal(4)	$8,374	$(446)	$7,928	$211	$(70)	$8,069
Foreign government	4,550	—	4,550	51	—	4,601
Asset-backed securities(3)	350	(17)	333	55	(1)	387
Total debt securities held-to-maturity (5)	$23,925	$(671)	$23,254	$1,154	$(367)	$24,041
December 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$8,795	$95	$8,890	$106	$(6)	$8,990
Prime	60	(12)	48	6	(1)	53
Alt-A	1,125	(213)	912	537	(287)	1,162
Subprime	6	(1)	5	15	—	20
Non-U.S. residential	983	(137)	846	92	—	938
Commercial	8	—	8	1	—	9
Total mortgage-backed securities	$10,977	$(268)	$10,709	$757	$(294)	$11,172
State and municipal	$8,443	$(494)	$7,949	$227	$(57)	$8,119
Foreign government	4,725	—	4,725	77	—	4,802
Asset-backed securities(3)	556	(18)	538	50	(10)	578
Total debt securities held-to-maturity	$24,701	$(780)	$23,921	$1,111	$(361)	$24,671

(1)
For securities transferred to HTM from Trading account assets, amortized cost basis is defined as the fair value of the securities at the date of transfer plus any accretion income and less any impairments recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any other-than-temporary impairment recognized in earnings.

(2)
HTM securities are carried on the Consolidated Balance Sheet at amortized cost basis, plus or minus any unamortized unrealized gains and losses and fair value hedge adjustments recognized in AOCI prior to reclassifying the securities from AFS to HTM. Changes in the values of these securities are not reported in the financial statements, except for the amortization of any difference between the carrying value at the transfer date and par value of the securities, and the recognition of any non-credit fair value adjustments in AOCI in connection with the recognition of any credit impairment in earnings related to securities the Company continues to intend to hold until maturity.

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

The table below shows the fair value of debt securities in HTM that have been in an unrecognized loss position as of March 31, 2015 and December 31, 2014 for less than 12 months and for 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2015
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$271	$296	$271	$296
State and municipal	2,756	48	210	22	2,966	70
Asset-backed securities	—	—	10	1	10	1
Total debt securities held-to-maturity	$2,756	$48	$491	$319	$3,247	$367
December 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities	$4	$—	$1,134	$294	$1,138	$294
State and municipal	2,528	34	314	23	2,842	57
Asset-backed securities	9	1	174	9	183	10
Total debt securities held-to-maturity	$2,541	$35	$1,622	$326	$4,163	$361
Excluded from the gross unrecognized losses presented in the above table are $(671) million and $(780) million of net unrealized losses recorded in AOCI as of March 31, 2015 and December 31, 2014, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at March 31, 2015 and December 31, 2014.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	7	8	—	—
After 5 but within 10 years	833	851	863	869
After 10 years(1)	9,603	10,125	9,846	10,303
Total	$10,443	$10,984	$10,709	$11,172
State and municipal
Due within 1 year	$288	$281	$205	$205
After 1 but within 5 years	422	436	243	243
After 5 but within 10 years	141	148	140	144
After 10 years(1)	7,077	7,204	7,361	7,527
Total	$7,928	$8,069	$7,949	$8,119
Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	4,550	4,601	4,725	4,802
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$4,550	$4,601	$4,725	$4,802
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years(1)	333	387	538	578
Total	$333	$387	$538	$578
Total debt securities held-to-maturity	$23,254	$24,041	$23,921	$24,671

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment

Overview
The Company conducts periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.
An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM securities generally are not recorded, as these investments are carried at amortized cost basis. However, for HTM securities with credit-related losses, the credit loss is recognized in earnings as OTTI and any difference between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any impairment recognized in earnings.
Regardless of the classification of the securities as AFS or HTM, the Company assesses each position with an unrealized loss for OTTI. Factors considered in determining whether a loss is temporary include:

•	the length of time and the extent to which fair value has been below cost;

•	the severity of the impairment;

•	the cause of the impairment and the financial condition and near-term prospects of the issuer;

•	activity in the market of the issuer that may indicate adverse credit conditions; and

•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

The Company’s review for impairment generally entails:

•	identification and evaluation of impaired investments;

•
analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

•
consideration of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having other-than-temporary impairment and those that would not support other-than-temporary impairment; and

•	documentation of the results of these analyses, as required under business policies.

Debt
The entire difference between amortized cost basis and fair value is recognized in earnings as OTTI for impaired debt securities that the Company has an intent to sell or for which the Company believes it will more-likely-than-not be required to sell prior to recovery of the amortized cost basis. However, for those securities that the Company does not intend to sell and is not likely to be required to sell, only the credit-related impairment is recognized in earnings and any non-credit-related impairment is recorded in AOCI.
For debt securities, credit impairment exists where management does not expect to receive contractual principal and interest cash flows sufficient to recover the entire amortized cost basis of a security.

Equity
For equity securities, management considers the various factors described above, including its intent and ability to hold the equity security for a period of time sufficient for recovery to cost or whether it is more-likely-than-not that the Company will be required to sell the security prior to recovery of its cost basis. Where management lacks that intent or ability, the security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings. AFS equity securities deemed to be other-than-temporarily impaired are written down to fair value, with the full difference between fair value and cost recognized in earnings.
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
For impaired equity method investments that management does not plan to sell and is not likely to be required to sell prior to recovery of value, the evaluation of whether an impairment is other-than-temporary is based on (i) whether and when an equity method investment will recover in value and (ii) whether the investor has the intent and ability to hold that investment for a period of time sufficient to recover the value. The determination of whether the impairment is considered other-than-temporary considers the following indicators, regardless of the time and extent of impairment:

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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of March 31, 2015.

Akbank
As of December 31, 2014, Citi’s remaining 9.9% stake in Akbank T.A.S., an equity investment in Turkey (Akbank), is recorded within marketable equity securities available-for-sale. The revaluation of the Turkish lira was hedged, so the change in the value of the currency related to the Akbank investment did not have a significant impact on earnings during the year. During the first quarter of 2015, Citi sold its remaining investment in Akbank.

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
Management develops specific assumptions using market data, internal estimates and estimates published by rating agencies and other third-party sources. Default rates are projected by considering current underlying mortgage loan performance, generally assuming the default of (i) 10% of current loans, (ii) 25% of 30-59 day delinquent loans, (iii) 70% of 60-90 day delinquent loans and (iv) 100% of 91+ day delinquent loans. These estimates are extrapolated along a default timing curve to estimate the total lifetime pool default rate. Other assumptions contemplate the actual collateral attributes, including geographic concentrations, rating actions and current market prices.
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

State and municipal securities
The process for identifying credit impairments in Citigroup’s AFS and HTM state and municipal bonds is primarily based on a credit analysis that incorporates third-party credit ratings.  Citigroup monitors the bond issuers and any insurers providing default protection in the form of financial guarantee insurance.  The average external credit rating, ignoring any insurance, is Aa3/AA-.  In the event of an external rating downgrade or other indicator of credit impairment (i.e., based on instrument-specific estimates of cash flows or probability of issuer default), the subject bond is specifically reviewed for adverse changes in the amount or timing of expected contractual principal and interest payments.
For state and municipal bonds with unrealized losses that Citigroup plans to sell (for AFS only), would likely be required to sell (for AFS only) or will be subject to an issuer call deemed probable of exercise prior to the expected recovery of its amortized cost basis (for AFS and HTM), the full impairment is recognized in earnings.

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the three months ended March 31, 2015:

OTTI on Investments and Other Assets	Three Months Ended March 31, 2015
In millions of dollars	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	69	3	—	72
Total impairment losses recognized in earnings	$69	$3	$—	$72

(1)	Includes OTTI on non-marketable equity securities.

The following table presents the total OTTI recognized in earnings for the three months ended March 31, 2014:

OTTI on Investments and Other Assets	Three Months Ended March 31, 2014
In millions of dollars	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	201	—	—	201
Total impairment losses recognized in earnings	$201	$—	$—	$201

(1)	Includes OTTI on non-marketable equity securities.

The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of March 31, 2015 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2014 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Mar. 31, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	(1)	170
Corporate	118	—	—	(6)	112
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$733	$—	$—	$(7)	$726
HTM debt securities
Mortgage-backed securities(1)	$670	$—	$—	$(2)	$668
Corporate	—	—	—	—	—
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$803	$—	$—	$(2)	$801

(1)	Primarily consists of Alt-A securities.

The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of March 31, 2014 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Hedge funds	$4	$8	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	777	796	205	205	—	—
Real estate funds (2)(3)	125	166	20	24	—	—
Total(4)	$906	$970	$225	$229	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

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

(4)
Included in the total fair value of investments above are $0.9 billion and $0.8 billion of fund assets that are valued using NAVs provided by third-party asset managers as of March 31, 2015 and December 31, 2014, respectively.

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
Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and in Citi Holdings. The following table provides information by loan type for the periods indicated:

In millions of dollars	March 31, 2015	December 31, 2014
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$92,005	$96,533
Installment, revolving credit, and other	4,861	14,450
Cards	105,378	112,982
Commercial and industrial	6,532	5,895
	$208,776	$229,860
In offices outside the U.S.
Mortgage and real estate(1)	$50,970	$54,462
Installment, revolving credit, and other	31,396	31,128
Cards	28,681	32,032
Commercial and industrial	21,992	22,561
Lease financing	546	609
	$133,585	$140,792
Total Consumer loans	$342,361	$370,652
Net unearned income	(655)	(682)
Consumer loans, net of unearned income	$341,706	$369,970

(1)	Loans secured primarily by real estate.

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
During the three months ended March 31, 2015 and 2014, the Company sold and/or reclassified to held-for-sale $11.9 billion and $0.4 billion, respectively, of consumer loans. The Company did not have significant purchases of consumer loans during the three months ended March 31, 2015 and 2014.
Delinquency Status
Delinquency status is monitored and considered a key indicator of credit quality of consumer loans. Principally the U.S. residential first mortgage loans use the Mortgage Banking Association (MBA) method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan’s next due date. All other loans use a method of reporting delinquencies, which considers a loan delinquent if a monthly payment has not been received by the close of business on the loan’s next due date.
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

The following tables provide details on Citigroup’s consumer loan delinquency and non-accrual loans as of March 31, 2015 and December 31, 2014:
Consumer Loan Delinquency and Non-Accrual Details at March 31, 2015

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$59,466	$1,005	$1,172	$2,652	$64,295	$2,768	$2,285
Home equity loans(5)	26,339	281	505	—	27,125	1,273	—
Credit cards	103,587	1,170	1,198	—	105,955	—	1,198
Installment and other	4,158	60	39	—	4,257	30	3
Commercial market loans	8,516	54	14	—	8,584	116	11
Total	$202,066	$2,570	$2,928	$2,652	$210,216	$4,187	$3,497
In offices outside North America
Residential first mortgages	$41,663	$304	$197	$—	$42,164	$434	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	27,457	567	488	—	28,512	347	307
Installment and other	30,575	334	144	—	31,053	200	—
Commercial market loans	29,255	75	186	—	29,516	396	—
Total	$128,950	$1,280	$1,015	$—	$131,245	$1,377	$307
Total GCB and Citi Holdings Consumer	$331,016	$3,850	$3,943	$2,652	$341,461	$5,564	$3,804
Other(6)	227	9	9	—	245	29	—
Total Citigroup	$331,243	$3,859	$3,952	$2,652	$341,706	$5,593	$3,804

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $38 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.4 billion and 90 days past due of $2.3 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(6)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings Consumer credit metrics.
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2014

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$61,730	$1,280	$1,371	$3,443	$67,824	$2,746	$2,759
Home equity loans(5)	27,262	335	520	—	28,117	1,271	—
Credit cards	111,441	1,316	1,271	—	114,028	—	1,273
Installment and other	12,361	229	284	—	12,874	254	3
Commercial market loans	8,630	31	13	—	8,674	135	15
Total	$221,424	$3,191	$3,459	$3,443	$231,517	$4,406	$4,050
In offices outside North America
Residential first mortgages	$44,782	$312	$223	$—	$45,317	$454	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	30,327	602	553	—	31,482	413	322
Installment and other	29,297	328	149	—	29,774	216	—
Commercial market loans	31,280	86	255	—	31,621	405	—
Total	$135,686	$1,328	$1,180	$—	$138,194	$1,488	$322
Total GCB and Citi Holdings	$357,110	$4,519	$4,639	$3,443	$369,711	$5,894	$4,372
Other	238	10	11	—	259	30	—
Total Citigroup	$357,348	$4,529	$4,650	$3,443	$369,970	$5,924	$4,372

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $43 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.6 billion and 90 days past due of $2.8 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” (Fair Isaac Corporation) credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following tables provide details on the FICO scores attributable to Citi’s U.S. consumer loan portfolio as of March 31, 2015 and December 31, 2014 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis, for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	March 31, 2015
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$8,071	$4,981	$45,207
Home equity loans	3,124	2,367	20,271
Credit cards	7,558	9,935	85,779
Installment and other	324	248	2,576
Total	$19,077	$17,531	$153,833

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2014
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$8,911	$5,463	$45,783
Home equity loans	3,257	2,456	20,957
Credit cards	7,647	10,296	92,877
Installment and other	4,015	2,520	5,150
Total	$23,830	$20,735	$164,767

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value (LTV) Ratios
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios attributable to Citi’s U.S. consumer mortgage portfolios as of March 31, 2015 and December 31, 2014. LTV ratios are updated monthly using the most recent Core Logic Home Price Index data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Federal Housing Finance Agency indices.

LTV distribution in U.S. portfolio(1)(2)	March 31, 2015
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$47,303	$8,619	$2,464
Home equity loans	14,330	6,729	4,588
Total	$61,633	$15,348	$7,052

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2014
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$48,163	$9,480	$2,670
Home equity loans	14,638	7,267	4,641
Total	$62,801	$16,747	$7,311

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

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
The following tables present information about total impaired consumer loans at and for the periods ended March 31, 2015 and December 31, 2014, respectively, and for the three months ended March 31, 2015 and 2014 for interest income recognized on impaired consumer loans:

					Three months ended March 31,
	Balance at March 31, 2015				2015	2014
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$10,636	$11,388	$1,531	$13,847	$141	$184
Home equity loans	1,961	2,607	597	2,034	17	19
Credit cards	2,249	2,288	805	2,517	44	51
Installment and other
Individual installment and other	432	459	260	834	9	34
Commercial market loans	396	617	121	385	3	11
Total	$15,674	$17,359	$3,314	$19,617	$214	$299

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,656 million of residential first mortgages, $533 million of home equity loans and $150 million of commercial market loans do not have a specific allowance.
(3) Included in the Allowance for loan losses.
(4) Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.

	Balance at December 31, 2014
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$13,551	$14,387	$1,909	$15,389
Home equity loans	2,029	2,674	599	2,075
Credit cards	2,407	2,447	849	2,732
Installment and other
Individual installment and other	948	963	450	975
Commercial market loans	423	599	110	381
Total	$19,358	$21,070	$3,917	$21,552

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,896 million of residential first mortgages, $554 million of home equity loans and $158 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings
The following tables present consumer TDRs occurring during the three months ended March 31, 2015 and 2014:

	At and for the three months ended March 31, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	3,093	$407	$4	$2	$8	1%
Home equity loans	1,258	46	—	—	1	2
Credit cards	50,310	211	—	—	—	16
Installment and other revolving	984	9	—	—	—	12
Commercial markets(6)	57	11	—	—	—	—
Total(7)	55,702	$684	$4	$2	$9
International
Residential first mortgages	869	$21	$—	$—	$—	—%
Home equity loans	14	3	—	—	—	—
Credit cards	40,431	98	—	—	2	13
Installment and other revolving	15,947	69	—	—	2	5
Commercial markets(6)	83	28	—	—	—	3
Total(7)	57,344	$219	$—	$—	$4

	At and for the three months ended March 31, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(8)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	5,779	$685	$17	$11	$3	1%
Home equity loans	2,319	84	1	—	9	2
Credit cards	44,976	199	—	—	—	15
Installment and other revolving	13,836	101	—	—	—	7
Commercial markets(6)	38	13	—	—	—	—
Total(7)	66,948	$1,082	$18	$11	$12
International
Residential first mortgages	546	$22	$—	$—	$—	1%
Home equity loans	32	5	—	—	—	—
Credit cards	37,106	121	—	—	2	14
Installment and other revolving	14,862	74	—	—	1	7
Commercial markets(6)	96	93	—	—	—	—
Total(7)	52,642	$315	$—	$—	$3

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $66 million of residential first mortgages and $15 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2015. These amounts include $38 million of residential first mortgages and $12 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2015 as a result of OCC guidance, as described above.

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
(7) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.
(8) Post-modification balances in North America include $91 million of residential first mortgages and $22 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2014. These amounts include $57 million of residential first mortgages and $19 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2014 as a result of OCC guidance, as described above.

The following table presents consumer TDRs that defaulted during the three months ended March 31, 2015 and 2014, respectively, for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	Three Months Ended March 31,
In millions of dollars	2015	2014
North America
Residential first mortgages	$110	$245
Home equity loans	11	23
Credit cards	43	51
Installment and other revolving	2	21
Commercial markets	2	6
Total	$168	$346
International
Residential first mortgages	$6	$6
Home equity loans	—	—
Credit cards	35	63
Installment and other revolving	23	27
Commercial markets	11	5
Total	$75	$101

Corporate Loans
Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or, to a much lesser extent, in Citi Holdings. The following table presents information by corporate loan type as of March 31, 2015 and December 31, 2014:

In millions of dollars	March 31, 2015	December 31, 2014
Corporate
In U.S. offices
Commercial and industrial	$37,537	$35,055
Financial institutions	36,054	36,272
Mortgage and real estate(1)	33,145	32,537
Installment, revolving credit and other	29,267	29,207
Lease financing	1,755	1,758
	$137,758	$134,829
In offices outside the U.S.
Commercial and industrial	$81,426	$79,239
Financial institutions	32,210	33,269
Mortgage and real estate(1)	6,311	6,031
Installment, revolving credit and other	19,687	19,259
Lease financing	322	356
Governments and official institutions	2,174	2,236
	$142,130	$140,390
Total Corporate loans	$279,888	$275,219
Net unearned income	(540)	(554)
Corporate loans, net of unearned income	$279,348	$274,665

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified (to held-for-sale) $0.6 billion and $1.1 billion of corporate loans during the three months ended March 31, 2015 and 2014, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2015 or 2014.
Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type as of March 31, 2015 and December 31, 2014.

Corporate Loan Delinquency and Non-Accrual Details at March 31, 2015

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$541	$1	$542	$592	$113,098	$114,232
Financial institutions	95	—	95	239	66,350	66,684
Mortgage and real estate	132	—	132	246	38,981	39,359
Leases	—	1	1	49	2,027	2,077
Other	89	4	93	35	50,286	50,414
Loans at fair value						6,537
Purchased Distressed Loans						45
Total	$857	$6	$863	$1,161	$270,742	$279,348

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

(2)
Citi generally does not manage corporate loans on a delinquency basis. Non-accrual loans generally include those loans that are ≥ 90 days past due or those loans for which Citi believes, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful.

(3)	Corporate loans are past due when principal or interest is contractually due but unpaid. Loans less than 30 days past due are presented as current.

(4)	Total loans include loans at fair value, which are not included in the various delinquency columns.

Corporate Loan Delinquency and Non-Accrual Details at December 31, 2014

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$50	$—	$50	$575	$109,764	$110,389
Financial institutions	2	—	2	250	67,580	67,832
Mortgage and real estate	86	—	86	252	38,135	38,473
Leases	—	—	—	51	2,062	2,113
Other	49	1	50	55	49,844	49,949
Loans at fair value						5,858
Purchased Distressed Loans						51
Total	$187	$1	$188	$1,183	$267,385	$274,665

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Citigroup has a risk management process to monitor, evaluate and manage the principal risks associated with its corporate loan portfolio. As part of its risk management process, Citi assigns numeric risk ratings to its corporate loan facilities based on quantitative and qualitative assessments of the obligor and facility. These risk ratings are reviewed at least annually or more often if material events related to the obligor or facility warrant. Factors considered in assigning the risk ratings include financial condition of the obligor, qualitative assessment of management and strategy, amount and sources of repayment, amount and type of collateral and guarantee arrangements, amount and type of any contingencies associated with the obligor, and the obligor’s industry and geography.
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

Corporate Loans Credit Quality Indicators at March 31, 2015 and December 31, 2014

	Recorded investment in loans(1)
In millions of dollars	March 31, 2015	December 31, 2014
Investment grade(2)
Commercial and industrial	$83,405	$80,812
Financial institutions	55,902	56,154
Mortgage and real estate	17,049	16,068
Leases	1,650	1,669
Other	46,334	46,284
Total investment grade	$204,340	$200,987
Non-investment grade(2)
Accrual
Commercial and industrial	$30,234	$29,003
Financial institutions	10,543	11,429
Mortgage and real estate	3,115	3,587
Leases	378	393
Other	4,045	3,609
Non-accrual
Commercial and industrial	592	575
Financial institutions	239	250
Mortgage and real estate	246	252
Leases	49	51
Other	35	55
Total non-investment grade	$49,476	$49,204
Private bank loans managed on a delinquency basis (2)	$18,995	$18,616
Loans at fair value	6,537	5,858
Corporate loans, net of unearned income	$279,348	$274,665

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.
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

The following tables present non-accrual loan information by Corporate loan type at March 31, 2015 and December 31, 2014 and interest income recognized on non-accrual Corporate loans for the three months ended March 31, 2015 and 2014, respectively:
Non-Accrual Corporate Loans

	At and for the three months ended March 31, 2015
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized
Non-accrual corporate loans
Commercial and industrial	$592	$933	$167	$630	$—
Financial institutions	239	252	9	253	—
Mortgage and real estate	246	282	18	244	1
Lease financing	49	49	29	50	—
Other	35	154	12	52	—
Total non-accrual corporate loans	$1,161	$1,670	$235	$1,229	$1

	At December 31, 2014				Three months ended March 31, 2014
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized
Non-accrual corporate loans
Commercial and industrial	$575	$863	$155	$658	$5
Financial institutions	250	262	7	278	4
Mortgage and real estate	252	287	24	263	1
Lease financing	51	53	29	85	—
Other	55	68	21	60	—
Total non-accrual corporate loans	$1,183	$1,533	$236	$1,344	$10

	March 31, 2015		December 31, 2014
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$297	$167	$224	$155
Financial institutions	45	9	37	7
Mortgage and real estate	66	18	70	24
Lease financing	47	29	47	29
Other	34	12	55	21
Total non-accrual corporate loans with specific allowance	$489	$235	$433	$236
Non-accrual corporate loans without specific allowance
Commercial and industrial	$295		$351
Financial institutions	194		213
Mortgage and real estate	180		182
Lease financing	2		4
Other	1		—
Total non-accrual corporate loans without specific allowance	$672	N/A	$750	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.
N/A Not Applicable

Corporate Troubled Debt Restructurings
The following table presents corporate TDR activity at and for the three months ended March 31, 2015.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$—	$—	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	1	1	—	—
Other	—	—	—	—
Total	$1	$1	$—	$—

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the three months ended March 31, 2014.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$40	$23	$17	$—
Financial institutions	—	—	—	—
Mortgage and real estate	4	4	—	—
Other	—	—	—	—
Total	$44	$27	$17	$—

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

The following table presents total Corporate loans modified in a TDR at March 31, 2015 and 2014, as well as those TDRs that defaulted during the three months ended March 31, 2015 and 2014 and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

In millions of dollars	TDR balances at March 31, 2015	TDR loans in payment default during the three months ended March 31, 2015	TDR balances at March 31, 2014	TDR loans in payment default during the year ended March 31, 2014
Commercial and industrial	$88	$—	$182	$—
Loans to financial institutions	—	—	—	—
Mortgage and real estate	105	—	147	—
Other	336	—	410	—
Total	$529	$—	$739	$—

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2015	2014
Allowance for loan losses at beginning of period	$15,994	$19,648
Gross credit losses	(2,458)	(2,983)
Gross recoveries (1)	501	544
Net credit losses (NCLs)	$(1,957)	$(2,439)
NCLs	$1,957	$2,439
Net reserve releases	(91)	(560)
Net specific reserve releases	(111)	(86)
Total provision for credit losses	$1,755	$1,793
Other, net (2)	(1,194)	(79)
Allowance for loan losses at end of period	$14,598	$18,923
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,063	$1,229
Provision (release) for unfunded lending commitments	(37)	(27)
Other, net	(3)	—
Allowance for credit losses on unfunded lending commitments at end of period (3)	$1,023	$1,202
Total allowance for loans, leases, and unfunded lending commitments	$15,621	$20,125

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
The first quarter of 2015 includes a reduction of approximately $1.0 billion related to the sale or transfers to HFS of various loan portfolios, including a reduction of $281 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2015 includes a reduction of approximately $145 million related to FX translation. The first quarter of 2014 includes a reduction of approximately $79 million related to the sale or transfers to HFS of various loan portfolios.

(3)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	March 31, 2015			March 31, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,389	$13,605	$15,994	$2,584	$17,064	$19,648
Charge-offs	(23)	(2,435)	(2,458)	(174)	(2,809)	(2,983)
Recoveries	32	469	501	29	515	544
Replenishment of net charge-offs	(9)	1,966	1,957	145	2,294	2,439
Net reserve build (releases)	100	(191)	(91)	(101)	(459)	(560)
Net specific reserve build (releases)	3	(114)	(111)	(10)	(76)	(86)
Other	(16)	(1,178)	(1,194)	(1)	(78)	(79)
Ending balance	$2,476	$12,122	$14,598	$2,472	$16,451	$18,923

	March 31, 2015			December 31, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450	$2,201	$8,793	$10,994	$2,110	$9,673	$11,783
Determined in accordance with ASC 310-10-35	236	3,314	3,550	235	3,917	4,152
Determined in accordance with ASC 310-30	39	15	54	44	15	59
Total allowance for loan losses	$2,476	$12,122	$14,598	$2,389	$13,605	$15,994
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450	$271,335	$325,641	$596,976	$267,271	$350,199	$617,470
Loans individually evaluated for impairment in accordance with ASC 310-10-35	1,431	15,674	17,105	1,485	19,358	20,843
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	45	353	398	51	370	421
Loans held at fair value	6,537	38	6,575	5,858	43	5,901
Total loans, net of unearned income	$279,348	$341,706	$621,054	$274,665	$369,970	$644,635

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill during the three months ended March 31, 2015 were as follows:

In millions of dollars
Balance at December 31, 2014	$23,592
Foreign exchange translation and other	$(312)
Impairment of goodwill	(16)
Divestitures, purchase accounting adjustments and other	(114)
Balance at March 31, 2015	$23,150

The goodwill impairment testing process, including the
methodology and assumptions used to estimate the fair value of the reporting units, is disclosed in more detail in Note 1 of Citigroup’s 2014 Annual Report on Form 10-K.
As previously discussed, effective January 1, 2015, certain consumer banking and institutional businesses were transferred to Citi Holdings and aggregated to form five new reporting units: Citi Holdings Consumer EMEA, Citi Holdings—Consumer Latin America, Citi Holdings—Consumer Japan, Citi Holdings—Consumer Finance South Korea, and Citi Holdings—ICG.  Goodwill balances associated with the transfers were allocated to each of the component businesses based on their relative fair values to the legacy reporting units.
As required by ASC 350, a goodwill impairment test was performed as of January 1, 2015 under the legacy and new reporting structures. The test resulted in full impairment of the new Citi Holdings—Consumer Finance South Korea reporting unit's $16 million goodwill, which was recorded as an operating expense in the first quarter of 2015.
There were no other triggering events during the first
quarter of 2015 and therefore no additional goodwill impairment test was performed. The fair values of the Company’s reporting units as of July 1, 2014 and January 1,
2015, substantially exceeded their carrying values and did not indicate a risk of impairment based on current valuations, with the exception of the Citi Holdings—Consumer EMEA reporting unit.

While there was no indication of impairment, goodwill present in Citi Holdings—Consumer EMEA reporting unit may be particularly sensitive to further deterioration in economic conditions. The fair value as a percentage of allocated book value as of the January 1, 2015 test for Citi Holdings—Consumer EMEA reporting unit was 107%.
The following table shows reporting units with goodwill balances as of March 31, 2015.

In millions of dollars
Reporting Unit(1)(2)	Goodwill
North America Global Consumer Banking	$6,725
EMEA Global Consumer Banking	293
Asia Global Consumer Banking	4,626
Latin America Global Consumer Banking	1,465
Banking	3,372
Markets and Securities Services	6,569
Latin America Retirement Services(3)	—
Citi Holdings—Consumer EMEA	23
Citi Holdings—Consumer Japan (4)	—
Citi Holdings—Consumer Latin America	77
Total	$23,150

(1)	Citi Holdings—Other and Citi Holdings—ICG are excluded from the table as there is no goodwill allocated to them.

(2)	Citi Holdings—Consumer Finance South Korea is excluded from the table as the allocated goodwill of $16 million was fully-impaired during the first quarter of 2015.

(3)	Latin America Retirement Services goodwill of $42 million was reclassified to Other assets held-for-sale as of March 31, 2015.

(4)	Citi Holdings—Consumer Japan goodwill of $61 million was
reclassified to Other assets held-for-sale as of March 31, 2015.

Intangible Assets
The components of intangible assets as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,618	$6,355	$1,263	$7,626	$6,294	$1,332
Core deposit intangibles	1,122	1,006	116	1,153	1,021	132
Other customer relationships	518	335	183	579	331	248
Present value of future profits	163	156	7	233	154	79
Indefinite-lived intangible assets	281	—	281	290	—	290
Other(1)	5,167	2,773	2,394	5,217	2,732	2,485
Intangible assets (excluding MSRs)	$14,869	$10,625	$4,244	$15,098	$10,532	$4,566
Mortgage servicing rights (MSRs) (2)	1,685	—	1,685	1,845	—	1,845
Total intangible assets	$16,554	$10,625	$5,929	$16,943	$10,532	$6,411

(1)	Includes contract-related intangible assets.

(2)	For additional information on Citi’s MSRs, including the roll-forward for the three months ended March 31, 2015, see Note 20 to the Consolidated Financial Statements.

The changes in intangible assets during the three months ended March 31, 2015 were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2014	Acquisitions/ divestitures	Amortization	Impairments	FX and other (1)	March 31, 2015
Purchased credit card relationships	$1,332	$—	$(68)	$—	$(1)	$1,263
Core deposit intangibles	132	—	(11)	—	(5)	116
Other customer relationships	248	(55)	(6)	—	(4)	183
Present value of future profits	79	(68)	(3)	—	(1)	7
Indefinite-lived intangible assets	290	—	—	—	(9)	281
Other	2,485	—	(81)	(5)	(5)	2,394
Intangible assets (excluding MSRs)	$4,566	$(123)	$(169)	$(5)	$(25)	$4,244
Mortgage servicing rights (MSRs) (2)	1,845					1,685
Total intangible assets	$6,411					$5,929

(1)	Includes foreign exchange translation and purchase accounting adjustments.

(2)	For additional information on Citi’s MSRs, including the roll-forward for the three months ended March 31, 2015, see Note 20 to the Consolidated Financial Statements.

17.   DEBT
Short-Term Borrowings

	March 31, 2015	December 31, 2014
In millions of dollars	Balance	Balance
Commercial paper
Significant Citibank entities(1)	$10,906	$16,085
Parent(2)	70	70
Total Commercial paper	$10,976	$16,155
Other borrowings (3)	$28,429	$42,180
Total	$39,405	$58,335

(1)	Significant Citibank entities consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)	Parent includes the parent holding company (Citigroup Inc.) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup.

(3)
Includes borrowings from the Federal Home Loan Banks and other market participants. At March 31, 2015 and December 31, 2014, collateralized short-term advances from the Federal Home Loan Banks were $2.0 billion and $11.2 billion, respectively.

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

Long-Term Debt

In millions of dollars	March 31, 2015	December 31, 2014
Citigroup Inc.(1)	$147,627	$149,512
Bank(2)	58,699	65,146
Broker-dealer(3)	4,196	8,422
Total	$210,522	$223,080

(1)	Parent holding company, Citigroup Inc.

(2)
Represents the Significant Citibank entities as well as other Citibank and Banamex entities. At March 31, 2015 and December 31, 2014, collateralized long-term advances from the Federal Home Loan Banks were $16.3 billion and $19.8 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both March 31, 2015 and December 31, 2014 (for the structure and terms of Citi’s trust preferred securities, see Note 20 to the Consolidated Financial Statements).

The following table summarizes the Company’s outstanding trust preferred securities at March 31, 2015:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	149	6.829	50	148	June 28, 2067	June 28, 2017
Total obligated			$2,589			$2,594

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

18.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)	Accumulated other comprehensive income (loss)
Balance, December 31, 2014	$57	$(909)	$(5,159)	$(17,205)	$(23,216)
Other comprehensive income (losses) before reclassifications	$742	$32	$(131)	$(2,062)	$(1,419)
Increase (decrease) due to amounts reclassified from AOCI	(151)	54	41	—	(56)
Change, net of taxes	$591	$86	$(90)	$(2,062)	$(1,475)
Balance at March 31, 2015	$648	$(823)	$(5,249)	$(19,267)	$(24,691)

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)(4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2013	$(1,640)	$(1,245)	$(3,989)	$(12,259)	$(19,133)
Other comprehensive income before reclassifications	$378	$46	$(62)	$(526)	$(164)
Increase (decrease) due to amounts reclassified from AOCI	50	72	29	—	151
Change, net of taxes	$428	$118	$(33)	$(526)	$(13)
Balance at March 31, 2014	$(1,212)	$(1,127)	$(4,022)	$(12,785)	$(19,146)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans, and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the euro, Mexican peso, British pound, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the three months ended March 31, 2015. Primarily reflects the movements in (by order of impact) the Russian ruble, Argentine peso, Korean won, and Japanese yen against the U.S. dollar, and changes in related tax effects and hedges for the three months ended March 31, 2014.

(4)	During 2014, $137 million ($84 million net of tax) was reclassified to reflect the allocation of foreign currency translation between net unrealized gains (losses) on investment securities to CTA.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are as follows:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2014	$(31,060)	$7,844	$(23,216)
Change in net unrealized gains (losses) on investment securities	1,048	(457)	591
Cash flow hedges	156	(70)	86
Benefit plans	(121)	31	(90)
Foreign currency translation adjustment	(2,302)	240	(2,062)
Change	$(1,219)	$(256)	$(1,475)
Balance, March 31, 2015	$(32,279)	$7,588	$(24,691)

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2013	$(27,596)	$8,463	$(19,133)
Change in net unrealized gains (losses) on investment securities	703	(275)	428
Cash flow hedges	181	(63)	118
Benefit plans	(55)	22	(33)
Foreign currency translation adjustment	(530)	4	(526)
Change	$299	$(312)	$(13)
Balance, March 31, 2014	$(27,297)	$8,151	$(19,146)

During the three months ended March 31, 2015 and 2014, the Company recognized a pretax gain of $(85) million ($(56) million net of tax) and pretax loss of $237 million ($151 million net of tax), respectively, related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three Months Ended March 31,
	2015	2014
Realized (gains) losses on sales of investments	$(307)	$(128)
OTTI gross impairment losses	72	201
Subtotal, pretax	$(235)	$73
Tax effect	84	(23)
Net realized (gains) losses on investment securities, after-tax(1)	$(151)	$50
Interest rate contracts	$46	$61
Foreign exchange contracts	40	56
Subtotal, pretax	$86	$117
Tax effect	(32)	(45)
Amortization of cash flow hedges, after-tax(2)	$54	$72
Amortization of unrecognized
Prior service cost (benefit)	$(11)	$(9)
Net actuarial loss	75	56
Subtotal, pretax	$64	$47
Tax effect	(23)	(18)
Amortization of benefit plans, after-tax(3)	$41	$29
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$(85)	$237
Total tax effect	29	(86)
Total amounts reclassified out of AOCI, after-tax	$(56)	$151

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 21 to the Consolidated Financial Statements for additional details.

(3)	See Notes 1 and 8 to the Consolidated Financial Statements for additional details.

19.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding at March 31, 2015 and December 31, 2014:

						Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate	Redemption price per depositary share/preference share	Number of depositary shares	March 31, 2015	December 31, 2014
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	$25	3,870,330	$97	$97
Series E(2)	April 28, 2008	April 30, 2018	8.400%	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950%	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900%	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800%	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350%	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125%	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875%	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875%	25	19,200,000	480	480
Series M(10)	April 30, 2014	May 15, 2024	6.300%	1,000	1,750,000	1,750	1,750
Series N(11)	October 29, 2014	November 15, 2019	5.800%	1,000	1,500,000	1,500	1,500
Series O(12)	March 20, 2015	March 27, 2020	5.875%	1,000	1,500,000	1,500	—
						$11,968	$10,468

(1)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 when, as and if declared by the Citi Board of Directors.

(2)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on April 30 and October 30 at a fixed rate until April 30, 2018, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(3)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on January 30 and July 30 at a fixed rate until January 30, 2023, thereafter payable quarterly on January 30, April 30, July 30 and October 30 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(4)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on February 15 and August 15 at a fixed rate until February 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in `each case when, as and if declared by the Citi Board of Directors.

(5)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on January 22, April 22, July 22 and October 22 when, as and if declared by the Citi Board of Directors.

(6)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on May 15 and November 15 at a fixed rate until May 15, 2023, thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(7)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on March 30, June 30, September 30 and December 30 at a fixed rate until September 30, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(8)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 15, May 15, August 15 and November 15 at a fixed rate until November 15, 2023, thereafter payable quarterly on the same dates at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(9)
Issued as depositary shares, each representing a 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 12, May 12, August 12 and November 12 at a fixed rate, in each case when, as and if declared by the Citi Board of Directors.

(10)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on May 15 and November 15 at a fixed rate until May 15, 2024, thereafter payable quarterly on February 15, May 15, August 15, and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(11)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on May 15 and November 15 at a fixed rate until, but excluding, November 15, 2019, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(12)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on March 27 and September 27 at a fixed rate until, but excluding, March 27, 2020, and thereafter payable quarterly on March 27, June 27, September 27 and December 27 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

On April 24, 2015, Citi issued $2 billion of Series P Preferred Stock as depositary shares, each representing 1/25th interest in a share of corresponding series of non-cumulative perpetual preferred stock. The dividend rate is 5.950%, payable semi-annually on May 15 and November 15, commencing November 15, 2015, in each case when, as and if declared by the Citi Board of Directors.
During the first quarter of 2015, Citi distributed $128 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of April 24, 2015 (which includes the issuance of Series P Preferred Stock), Citi estimates that it will distribute preferred dividends of approximately $641 million during the remainder of 2015, in each case assuming such dividends are approved by the Citi Board of Directors.

20. SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

Uses of Special Purpose Entities
A special purpose entity (SPE) is an entity designed to fulfill a specific limited need of the company that organized it. The principal uses of SPEs by Citi are to obtain liquidity and favorable capital treatment by securitizing certain financial assets, to assist clients in securitizing their financial assets and to create investment products for clients. SPEs may be organized in various legal forms, including trusts, partnerships or corporations. In a securitization, the company transferring assets to an SPE converts all (or a portion) of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt and equity instruments, certificates, commercial paper or other notes of indebtedness. These issuances are recorded on the balance sheet of the SPE, which may or may not be consolidated onto the balance sheet of the company that organized the SPE.
Investors usually have recourse only to the assets in the SPE, but may also benefit from other credit enhancements, such as a collateral account, a line of credit or a liquidity facility, such as a liquidity put option or asset purchase agreement. Because of these enhancements, the SPE issuances typically obtain a more favorable credit rating than the transferor could obtain for its own debt issuances. This results in less expensive financing costs than unsecured debt. The SPE may also enter into derivative contracts in order to convert the yield or currency of the underlying assets to match the needs of the SPE investors or to limit or change the credit risk of the SPE. Citigroup may be the provider of certain credit enhancements as well as the counterparty to any related derivative contracts.
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

The Company must evaluate each VIE to understand the purpose and design of the entity, the role the Company had in the entity’s design and its involvement in the VIE’s ongoing activities. The Company then must evaluate which activities most significantly impact the economic performance of the VIE and who has the power to direct such activities.
For those VIEs where the Company determines that it has the power to direct the activities that most significantly impact the VIE’s economic performance, the Company must then evaluate its economic interests, if any, and determine whether it could absorb losses or receive benefits that could potentially be significant to the VIE. When evaluating whether the Company has an obligation to absorb losses that could potentially be significant, it considers the maximum exposure to such loss without consideration of probability. Such obligations could be in various forms, including, but not limited to, debt and equity investments, guarantees, liquidity agreements and certain derivative contracts.
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
See Note 1 to the Consolidated Financial Statements for a discussion of impending changes to targeted areas of consolidation guidance.

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of March 31, 2015 and December 31, 2014, is presented below:

	As of March 31, 2015
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$55,367	$55,367	$—	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	230,798	—	230,798	3,000	—	—	18	3,018
Non-agency-sponsored	7,457	1,018	6,439	530	—	—	—	530
Citi-administered asset-backed commercial paper conduits (ABCP)	28,807	28,807	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,027	—	3,027	38	—	—	—	38
Collateralized loan obligations (CLOs)	14,782	—	14,782	1,917	—	—	—	1,917
Asset-based financing	60,391	1,102	59,289	22,052	61	3,138	318	25,569
Municipal securities tender option bond trusts (TOBs)	12,017	6,431	5,586	—	—	3,645	—	3,645
Municipal investments	16,736	55	16,681	2,035	1,833	1,162	—	5,030
Client intermediation	1,810	105	1,705	42	—	—	10	52
Investment funds (5)	30,883	1,049	29,834	17	379	125	—	521
Trust preferred securities	2,632	—	2,632	—	6	—	—	6
Other	4,713	288	4,425	80	1,038	39	70	1,227
Total	$469,420	$94,222	$375,198	$29,711	$3,317	$8,109	$416	$41,553
Citi Holdings
Credit card securitizations	$254	$54	$200	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	23,286	—	23,286	110	—	—	88	198
Non-agency-sponsored	9,246	63	9,183	18	—	—	1	19
Collateralized debt obligations (CDOs)	2,126	—	2,126	156	—	—	85	241
Collateralized loan obligations (CLOs)	834	—	834	37	—	—	—	37
Asset-based financing	1,167	2	1,165	39	3	81	—	123
Municipal investments	6,838	—	6,838	2	168	888	—	1,058
Investment funds	507	—	507	—	—	—	—	—
Other	4,203	4,203	—	—	—	—	—	—
Total	$48,461	$4,322	$44,139	$362	$171	$969	$174	$1,676
Total Citigroup	$517,881	$98,544	$419,337	$30,073	$3,488	$9,078	$590	$43,229

(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s March 31, 2015 Consolidated Balance Sheet.

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

	As of December 31, 2014
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Citicorp
Credit card securitizations	$60,211	$60,211	$—	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	236,771	—	236,771	5,063	—	—	19	5,082
Non-agency-sponsored	8,071	1,239	6,832	560	—	—	—	560
Citi-administered asset-backed commercial paper conduits (ABCP)	29,181	29,181	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,382	—	3,382	45	—	—	—	45
Collateralized loan obligations (CLOs)	13,099	—	13,099	1,692	—	—	—	1,692
Asset-based financing	62,577	1,149	61,428	22,891	63	2,185	333	25,472
Municipal securities tender option bond trusts (TOBs)	12,280	6,671	5,609	3	—	3,670	—	3,673
Municipal investments	16,825	70	16,755	2,012	2,021	1,321	—	5,354
Client intermediation	1,745	137	1,608	10	—	—	10	20
Investment funds (5)	31,474	1,096	30,378	16	382	124	—	522
Trust preferred securities	2,633	—	2,633	—	6	—	—	6
Other	5,685	296	5,389	183	1,451	23	73	1,730
Total	$483,934	$100,050	$383,884	$32,475	$3,923	$7,323	$435	$44,156
Citi Holdings
Credit card securitizations	$292	$60	$232	$—	$—	$—	$—	$—
Mortgage securitizations
U.S. agency-sponsored	28,077	—	28,077	150	—	—	91	241
Non-agency-sponsored	9,817	65	9,752	17	—	—	1	18
Collateralized debt obligations (CDOs)	2,235	—	2,235	174	—	—	86	260
Collateralized loan obligations (CLOs)	1,020	—	1,020	54	—	—	—	54
Asset-based financing	1,323	2	1,321	37	3	86	—	126
Municipal investments	6,881	—	6,881	2	176	904	—	1,082
Investment funds	518	—	518	—	—	—	—	—
Other	2,613	2,613	—	—	—	—	—	—
Total	$52,776	$2,740	$50,036	$434	$179	$990	$178	$1,781
Total Citigroup	$536,710	$102,790	$433,920	$32,909	$4,102	$8,313	$613	$45,937

(1)	The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s December 31, 2014 Consolidated Balance Sheet.

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

•
certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $14 billion at March 31, 2015 and December 31, 2014; and

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Liquidity	Loan	Liquidity	Loan
In millions of dollars	facilities	commitments	facilities	commitments
Citicorp
Asset-based financing	$5	$3,133	$5	$2,180
Municipal securities tender option bond trusts (TOBs)	3,645	—	3,670	—
Municipal investments	—	1,162	—	1,321
Investment funds	—	125	—	124
Other	—	39	—	23
Total Citicorp	$3,650	$4,459	$3,675	$3,648
Citi Holdings
Asset-based financing	$—	$81	$—	$86
Municipal investments	—	888	—	904
Total Citi Holdings	$—	$969	$—	$990
Total Citigroup funding commitments	$3,650	$5,428	$3,675	$4,638
Citicorp and Citi Holdings Consolidated VIEs
The Company engages in on-balance sheet securitizations, which are securitizations that do not qualify for sales treatment; thus, the assets remain on the Company’s balance sheet, and any proceeds received are recognized as secured liabilities. The consolidated VIEs included in the tables below represent hundreds of separate entities with which the Company is involved. In general, the third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the respective VIEs and do not have such recourse to the Company, except where the Company has provided a guarantee to the investors or is the counterparty to certain derivative transactions involving the VIE. Thus, the

Company’s maximum legal exposure to loss related to consolidated VIEs is significantly less than the carrying value of the consolidated VIE assets due to outstanding third-party financing. Intercompany assets and liabilities are excluded from the table. All VIE assets are restricted from being sold or pledged as collateral. The cash flows from these assets are the only source used to pay down the associated liabilities, which are non-recourse to the Company’s general assets.
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Cash	$0.1	$—	$0.1	$0.1	$0.2	$0.3
Trading account assets	0.6	—	0.6	0.7	—	0.7
Investments	7.6	—	7.6	8.0	—	8.0
Total loans, net	85.3	0.1	85.4	90.6	2.5	93.1
Other	0.6	4.2	4.8	0.6	—	0.6
Total assets	$94.2	$4.3	$98.5	$100.0	$2.7	$102.7
Short-term borrowings	$17.2	$—	$17.2	$22.7	$—	$22.7
Long-term debt	35.2	0.1	35.3	38.1	2.0	40.1
Other liabilities	0.7	3.3	4.0	0.8	0.1	0.9
Total liabilities	$53.1	$3.4	$56.5	$61.6	$2.1	$63.7

Citicorp and Citi Holdings Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
In billions of dollars	Citicorp	Citi Holdings	Citigroup	Citicorp	Citi Holdings	Citigroup
Trading account assets	$5.1	$0.2	$5.3	$7.4	$0.2	$7.6
Investments	2.2	0.2	2.4	2.4	0.2	2.6
Total loans, net	24.0	0.1	24.1	24.9	0.1	25.0
Other	1.6	0.1	1.7	1.8	0.2	2.0
Total assets	$32.9	$0.6	$33.5	$36.5	$0.7	$37.2
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
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust (Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts, Citigroup holds a seller’s interest and certain securities issued by the trusts, and also provides liquidity facilities to the trusts, which could result in potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on Citi’s Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included on Citi’s Consolidated Balance Sheet.
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables as of March 31, 2015 and December 31, 2014:

	Citicorp		Citi Holdings
In billions of dollars	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$34.4	$37.0	$—	$—
Retained by Citigroup as trust-issued securities	9.5	10.1	—	—
Retained by Citigroup via non-certificated interests	12.6	14.2	—	—
Total ownership interests in principal amount of trust credit card receivables	$56.5	$61.3	$—	$—

Credit Card Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp’s credit card securitizations for the quarters ended March 31, 2015 and 2014:

	Three months ended March 31,
In billions of dollars	2015	2014
Proceeds from new securitizations	$—	$4.3
Pay down of maturing notes	(2.7)	—

Credit Card Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings’ credit card securitizations for the quarters ended March 31, 2015 and 2014:

	Three months ended March 31,
In billions of dollars	2015	2014
Proceeds from new securitizations	$—	$0.1
Pay down of maturing notes	—	—

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
The Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 2.7 years as of March 31, 2015 and 2.8 years as of December 31, 2014.

Master Trust Liabilities (at par value)

In billions of dollars	March 31, 2015	Dec. 31, 2014
Term notes issued to third parties	$33.1	$35.7
Term notes retained by Citigroup affiliates	7.6	8.2
Total Master Trust liabilities	$40.7	$43.9

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.6 years as of March 31, 2015 and 1.9 years as of December 31, 2014.

Omni Trust Liabilities (at par value)

In billions of dollars	March 31, 2015	Dec. 31, 2014
Term notes issued to third parties	$1.3	$1.3
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.2	$3.2

Mortgage Securitizations
The Company provides a wide range of mortgage loan products to a diverse customer base. Once originated, the Company often securitizes these loans through the use of VIEs. These VIEs are funded through the issuance of trust certificates backed solely by the transferred assets. These certificates have the same life as the transferred assets. In addition to providing a source of liquidity and less expensive funding, securitizing these assets also reduces the Company’s credit exposure to the borrowers. These mortgage loan securitizations are primarily non-recourse, thereby effectively transferring the risk of future credit losses to the purchasers of the securities issued by the trust. However, the Company’s U.S. consumer mortgage business generally retains the servicing rights and in certain instances retains investment securities, interest-only strips and residual interests in future cash flows from the trusts and also provides servicing for a limited number of ICG securitizations.
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
The Company does not consolidate certain non-agency-sponsored mortgage securitizations because Citi is either not the servicer with the power to direct the significant activities of the entity or Citi is the servicer but the servicing relationship is deemed to be a fiduciary relationship; therefore, Citi is not deemed to be the primary beneficiary of the entity.
In certain instances, the Company has (i) the power to direct the activities and (ii) the obligation to either absorb losses or the right to receive benefits that could be potentially significant to its non-agency-sponsored mortgage securitizations and, therefore, is the primary beneficiary and thus consolidates the VIE.

Mortgage Securitizations—Citicorp
The following table summarizes selected cash flow information related to Citicorp mortgage securitizations for the quarters ended March 31, 2015 and 2014:

	2015		2014
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$5.5	$3.6	$7.1	$1.6
Contractual servicing fees received	—	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	—	—	—

During the first quarter of 2015, gains recognized on the securitization of U.S. agency-sponsored mortgages and non-agency sponsored mortgages were $20 million and $16 million, respectively.

Agency and non-agency securitization gains for the quarter ended March 31, 2014 were $6 million and $4 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the quarters ended March 31, 2015 and 2014 were as follows:

	March 31, 2015
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 8.0%	2.8%	0.0% to 4.4%
Weighted average discount rate	6.9%	2.8%	3.0%
Constant prepayment rate	16.4% to 34.9%	0.0%	0.0% to 3.3%
Weighted average constant prepayment rate	18.5%	0.0%	2.3%
Anticipated net credit losses (2)	NM	40.0%	0.0% to 55.9%
Weighted average anticipated net credit losses	NM	40.0%	37.9%
Weighted average life	3.5 to 5.6 years	9.7 years	0.0 to 12.2 years

	March 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 11.3%	1.4%	4.9% to 9.1%
Weighted average discount rate	10.3%	1.4%	7.1%
Constant prepayment rate	0.0% to 16.0%	0.0%	6.1%
Weighted average constant prepayment rate	4.7%	0.0%	6.1%
Anticipated net credit losses (2)	NM	40.0%	40.0% to 51.8%
Weighted average anticipated net credit losses	NM	40.0%	50.7%
Weighted average life	0.0 to 9.7 years	2.6 years	3.0 to 14.5 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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
At March 31, 2015 and December 31, 2014, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	March 31, 2015
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 20.9%	1.1% to 18.5%	2.2% to 19.5%
Weighted average discount rate	6.7%	5.6%	7.8%
Constant prepayment rate	6.6% to 42.7%	2.6% to 100.0%	0.5% to 16.5%
Weighted average constant prepayment rate	16.8%	16.1%	6.4%
Anticipated net credit losses (2)	NM	0.0% to 94.9%	37.8% to 91.4%
Weighted average anticipated net credit losses	NM	48.9%	53.8%
Weighted average life	0.5 to 17.8 years	0.3 to 13.2 years	0.5 to 25.1 years

	December 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 21.2%	1.1% to 17.7%	1.3% to 19.6%
Weighted average discount rate	8.0%	4.9%	8.2%
Constant prepayment rate	6.0% to 41.4%	2.0% to 100.0%	0.5% to 16.2%
Weighted average constant prepayment rate	14.7%	10.1%	7.2%
Anticipated net credit losses (2)	NM	0.0% to 92.4%	13.7% to 83.8%
Weighted average anticipated net credit losses	NM	54.6%	52.5%
Weighted average life	0.0 to 16.0 years	0.3 to 14.4 years	0.0 to 24.4 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at March 31, 2015	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,078	$234	$556
Discount rates
Adverse change of 10%	$(54)	$(5)	$(29)
Adverse change of 20%	(105)	(9)	(55)
Constant prepayment rate
Adverse change of 10%	(95)	(1)	(9)
Adverse change of 20%	(181)	(2)	(18)
Anticipated net credit losses
Adverse change of 10%	NM	(3)	(9)
Adverse change of 20%	NM	(4)	(17)

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,224	$285	$554
Discount rates
Adverse change of 10%	$(64)	$(5)	$(30)
Adverse change of 20%	(124)	(9)	(57)
Constant prepayment rate
Adverse change of 10%	(86)	(1)	(9)
Adverse change of 20%	(165)	(2)	(18)
Anticipated net credit losses
Adverse change of 10%	NM	(2)	(9)
Adverse change of 20%	NM	(3)	(16)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

Mortgage Securitizations—Citi Holdings
The following table summarizes selected cash flow information related to Citi Holdings mortgage securitizations for the quarters ended March 31, 2015 and 2014:

	2015		2014
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$0.1	$—	$0.1	$—
Contractual servicing fees received	0.1	—	—	—

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $22 million and $8 million for the quarters ended March 31, 2015 and 2014, respectively.
The Company did not securitize non-agency-sponsored mortgages for the quarters ended March 31, 2015 and 2014.
Similar to Citicorp mortgage securitizations discussed above, the range in the key assumptions is due to the different characteristics of the interests retained by the Company. The interests retained range from highly rated and/or senior in the capital structure to unrated and/or residual interests.

At March 31, 2015 and December 31, 2014, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not in fact be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	March 31, 2015
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	1.1% to 19.4%	40.1%	—
Weighted average discount rate	8.2%	40.1%	—
Constant prepayment rate	15.1% to 23.6%	21.5%	—
Weighted average constant prepayment rate	19.1%	21.5%	—
Anticipated net credit losses	NM	0.5%	—
Weighted average anticipated net credit losses	NM	0.5%	—
Weighted average life	4.2 to 4.7 years	4.4 years	—

	December 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (2)
Discount rate	1.9% to 19.2%	5.1% to 47.1%	—
Weighted average discount rate	13.7%	36.3%	—
Constant prepayment rate	20.4% to 32.3%	6.7% to 20.0%	—
Weighted average constant prepayment rate	23.9%	16.6%	—
Anticipated net credit losses	NM	0.3% to 73.7%	—
Weighted average anticipated net credit losses	NM	19.2%	—
Weighted average life	3.3 to 4.6 years	3.9 to 6.4 years	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)	Citi Holdings held no subordinated interests in mortgage securitizations as of March 31, 2015 and December 31, 2014.
NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at March 31, 2015	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$110	$15	$—
Discount rates
Adverse change of 10%	$(4)	$(1)	$—
Adverse change of 20%	(7)	(1)	—
Constant prepayment rate
Adverse change of 10%	(7)	(2)	—
Adverse change of 20%	(13)	(5)	—
Anticipated net credit losses
Adverse change of 10%	NM	(4)	—
Adverse change of 20%	NM	(8)	—

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$150	$25	$—
Discount rates
Adverse change of 10%	$(5)	$(2)	$—
Adverse change of 20%	(10)	(4)	—
Constant prepayment rate
Adverse change of 10%	(7)	(2)	—
Adverse change of 20%	(14)	(3)	—
Anticipated net credit losses
Adverse change of 10%	NM	(4)	—
Adverse change of 20%	NM	(7)	—

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
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
These transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $1.7 billion and $2.6 billion at March 31, 2015 and 2014, respectively. Of these amounts, approximately $1.6 billion and $2.1 billion, respectively, were specific to Citicorp, with the remainder to Citi Holdings. The MSRs correspond to principal loan balances of $216 billion and $273 billion as of March 31, 2015 and 2014, respectively. The following table summarizes the changes in capitalized MSRs for the quarters ended March 31, 2015 and 2014:

In millions of dollars	2015	2014
Balance, beginning of year	$1,845	$2,718
Originations	43	50
Changes in fair value of MSRs due to changes in inputs and assumptions	(71)	(84)
Other changes (1)	(100)	(126)
Sale of MSRs (2)	(32)	28
Balance, as of March 31	$1,685	$2,586

(1)	Represents changes due to customer payments and passage of time.

(2)	Prior period’s amount is related to a sale of credit challenged MSRs for which Citi paid the new servicer.

The fair value of the MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, higher interest rates tend to lead to declining prepayments, which causes the fair value of the MSRs to increase. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities classified as Trading account assets.
The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the quarters ended March 31, 2015 and 2014 were as follows:

In millions of dollars	2015	2014
Servicing fees	$140	$170
Late fees	4	10
Ancillary fees	7	20
Total MSR fees	$151	$200

These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the quarters ended March 31, 2015 and 2014, Citi transferred non-agency (private-label) securities with an original par value of approximately $454 million and $138 million, respectively, to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of March 31, 2015, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $528 million (including $56 million related to re-securitization transactions executed in 2015), which has been recorded in Trading account assets. Of this amount, approximately $206 million was related to senior beneficial interests and approximately $322 million was related to subordinated beneficial interests. As of December 31, 2014, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $545 million (including $194 million related to re-securitization transactions executed in 2014). Of this amount, approximately $133 million was related to senior beneficial interests, and approximately $412 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of March 31, 2015 and December 31, 2014 was approximately $5.3 billion and $5.1 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarters ended March 31, 2015 and 2014, Citi transferred agency securities with a fair value of approximately $4.3 billion and $6.4 billion, respectively, to re-securitization entities.
As of March 31, 2015, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $1.4 billion (including $667 million related to re-securitization transactions executed in 2015) compared to $1.8 billion as of December 31, 2014 (including $1.5 billion related to re-securitization transactions executed in 2014), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2015 and December 31, 2014 was approximately $70.2 billion and $73.0 billion, respectively.
As of March 31, 2015 and December 31, 2014, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings. At March 31, 2015 and December 31, 2014, the conduits had approximately $28.8 billion and $29.2 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $13.0 billion and $13.5 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At the respective periods ended March 31, 2015 and December 31, 2014, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 80 and 57 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. One conduit holds only loans that are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $2.2 billion and $2.3 billion as of March 31, 2015 and December 31, 2014, respectively. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, the Company invests in commercial paper, including commercial paper issued by the Company's conduits. At March 31, 2015 and December 31, 2014, the Company owned $13.5 billion and $10.6 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
The asset-backed commercial paper conduits are consolidated by the Company. The Company has determined that, through its roles as administrator and liquidity provider, it has the power to direct the activities that most significantly impact the entities’ economic performance. These powers include its ability to structure and approve the assets purchased by the conduits, its ongoing surveillance and credit mitigation activities, its ability to sell or repurchase assets out of the conduits, and its liability management. In addition, as a result of all the Company’s involvement described above, it was concluded that the Company has an economic interest that could potentially be significant. However, the assets and liabilities of the conduits are separate and apart from those of Citigroup. No assets of any conduit are available to satisfy the creditors of Citigroup or any of its other subsidiaries.

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

Key Assumptions and Retained Interests—Citicorp
At March 31, 2015 and December 31, 2014, the key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	March 31, 2015	December 31, 2014
Discount rate	1.4% to 1.6%	1.4% to 1.6%

March 31, 2015
In millions of dollars	CLO
Carrying value of retained interests	$1,537
Value of underlying portfolio
Adverse change of 10%	$(8)
Adverse change of 20%	(17)

December 31, 2014
In millions of dollars	CLO
Carrying value of retained interests	$1,539
Value of underlying portfolio
Adverse change of 10%	$(9)
Adverse change of 20%	(18)

Key Assumptions and Retained Interests—Citi Holdings
At March 31, 2015 and December 31, 2014, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

March 31, 2015
	CDOs	CLOs
Discount rate	44.8% to 49.3%	—

December 31, 2014
	CDOs	CLOs
Discount rate	44.7% to 49.2%	4.5% to 5.0%

	March 31, 2015
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$6	$—
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(1)	—

	December 31, 2014
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$6	$10
Discount rates
Adverse change of 10%	$(1)	$—
Adverse change of 20%	(2)	—

Asset-Based Financing
The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings. The Company generally does not have the power to direct the activities that most significantly impact these VIEs’ economic performance, and thus it does not consolidate them.

Asset-Based Financing—Citicorp
The primary types of Citicorp’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and the Company’s maximum exposure to loss at March 31, 2015 and December 31, 2014 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2015
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$25,424	$9,687
Corporate loans	587	724
Hedge funds and equities	365	57
Airplanes, ships and other assets	32,913	15,101
Total	$59,289	$25,569

	December 31, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$25,978	$9,426
Corporate loans	460	473
Hedge funds and equities	—	—
Airplanes, ships and other assets	34,990	15,573
Total	$61,428	$25,472

The following table summarizes selected cash flow information related to asset-based financings for the quarters ended March 31, 2015 and 2014:

	Three months ended March 31,
In billions of dollars	2015	2014
Proceeds from new securitizations	$—	$0.5
Cash flows received on retained interest and other net cash flows	—	—

Asset-Based Financing—Citi Holdings
The primary types of Citi Holdings’ asset-based financing, total assets of the unconsolidated VIEs with significant involvement and the Company’s maximum exposure to loss at March 31, 2015 and December 31, 2014 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2015
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$97	$50
Airplanes, ships and other assets	1,068	73
Total	$1,165	$123

	December 31, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$168	$50
Airplanes, ships and other assets	1,153	76
Total	$1,321	$126

The following table summarizes selected cash flow information related to asset-based financings for the quarters ended March 31, 2015 and 2014:

	Three months ended March 31,
In billions of dollars	2015	2014
Cash flows received on retained interest and other net cash flows	$—	$0.1

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
The Company serves as remarketing agent to the trusts, placing the Floaters with third-party investors at inception, facilitating the periodic reset of the variable rate of interest on the Floaters, and remarketing any tendered Floaters. If Floaters are tendered and the Company (in its role as remarketing agent) is unable to find a new investor within a specified period of time, it can declare a failed remarketing, in which case the trust is unwound. The Company may, but is not obligated to, buy the Floaters into its own inventory. The level of the Company’s inventory of Floaters fluctuates over time. At March 31, 2015 and December 31, 2014, the Company held $24 million and $3 million, respectively, of Floaters related to both customer and non-customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At March 31, 2015 and December 31, 2014, approximately $197 million and $198 million, respectively, of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.
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
At March 31, 2015 and December 31, 2014, liquidity agreements provided with respect to customer TOB trusts totaled $3.6 billion and $3.7 billion, respectively, of which $2.6 billion and $2.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed. The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.5 billion and $7.4 billion as of March 31, 2015 and December 31, 2014, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.
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

Client Intermediation
Client intermediation transactions represent a range of transactions designed to provide investors with specified returns based on the returns of an underlying security, referenced asset or index. These transactions include credit-linked notes and equity-linked notes. In these transactions, the VIE typically obtains exposure to the underlying security, referenced asset or index through a derivative instrument, such as a total-return swap or a credit-default swap. In turn the VIE issues notes to investors that pay a return based on the specified underlying security, referenced asset or index. The VIE invests the proceeds in a financial asset or a guaranteed insurance contract that serves as collateral for the derivative contract over the term of the transaction. The Company’s involvement in these transactions includes being the counterparty to the VIE’s derivative instruments and investing in a portion of the notes issued by the VIE. In certain transactions, the investor’s maximum risk of loss is limited, and the Company absorbs risk of loss above a specified level. The Company does not have the power to direct the activities of the VIEs that most significantly impact their economic performance, and thus it does not consolidate them.
The Company’s maximum risk of loss in these transactions is defined as the amount invested in notes issued by the VIE and the notional amount of any risk of loss absorbed by the Company through a separate instrument issued by the VIE. The derivative instrument held by the Company may generate a receivable from the VIE (for example, where the Company purchases credit protection from the VIE in connection with the VIE’s issuance of a credit-linked note), which is collateralized by the assets owned by the VIE. These derivative instruments are not considered variable interests, and any associated receivables are not included in the calculation of maximum exposure to the VIE.
The proceeds from new securitizations related to the Company’s client intermediation transactions for the quarters ended March 31, 2015 and 2014 totaled approximately $0.2 billion and $0.9 billion, respectively.

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
The Company has determined that a majority of the investment entities managed by Citigroup are provided a deferral from the requirements of ASC 810, because they meet the criteria in Accounting Standards Update No. 2010-10, Consolidation (Topic 810), Amendments for Certain Investment Funds (ASU 2010-10). These entities continue to be evaluated under the requirements of ASC 810-10, prior to the implementation of SFAS 167 (FIN 46(R), Consolidation of Variable Interest Entities), which required that a VIE be consolidated by the party with a variable interest that will absorb a majority of the entity’s expected losses or residual returns, or both. See Note 1 to the Consolidated Financial Statements for a discussion of ASU 2015-02 which includes impending changes to targeted areas of consolidation guidance. When ASU 2015-02 becomes effective on January 1, 2016, it will eliminate the above noted deferral for certain investment entities pursuant to ASU 2010-10.

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
Because the sole asset of each of the trusts is a receivable from the Company and the proceeds to the Company from the receivable exceed the Company’s investment in the VIE’s equity shares, the Company is not permitted to consolidate the trusts, even though it owns all of the voting equity shares of the trust, has fully guaranteed the trusts’ obligations, and has the right to redeem the preferred securities in certain circumstances. The Company recognizes the subordinated debentures on its Consolidated Balance Sheet as long-term liabilities. (For additional information, see Note 17 to the Consolidated Financial Statements.)

21.   DERIVATIVES ACTIVITIES
In the ordinary course of business, Citigroup enters into various types of derivative transactions. These derivative transactions include:

•	Futures and forward contracts, which are commitments to buy or sell at a future date a financial instrument, commodity or currency at a contracted price and may be settled in cash or through delivery.

•
Swap contracts, which are commitments to settle in cash at a future date or dates that may range from a few days to a number of years, based on differentials between specified indices or financial instruments, as applied to a notional principal amount.

•
Option contracts, which give the purchaser, for a premium, the right, but not the obligation, to buy or sell within a specified time a financial instrument, commodity or currency at a contracted price that may also be settled in cash, based on differentials between specified indices or prices.

Swaps and forwards and some option contracts are over-the-counter (OTC) derivatives that are bilaterally negotiated with counterparties and settled with those counterparties, except for swap contracts that are novated and "cleared" through central counterparties (CCPs). Futures contracts and other option contracts are standardized contracts that are traded on an exchange with a CCP as the counterparty from the inception of the transaction. Citigroup enters into these derivative contracts relating to interest rate, foreign currency, commodity and other market/credit risks for the following reasons:

•
Trading Purposes: Citigroup trades derivatives as an active market maker. Citigroup offers its customers derivatives in connection with their risk management actions to transfer, modify or reduce their interest rate, foreign exchange and other market/credit risks or for their own trading purposes. Citigroup also manages its derivative risk positions through offsetting trade activities, controls focused on price verification, and daily reporting of positions to senior managers.

•
Hedging: Citigroup uses derivatives in connection with its risk-management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup issues fixed-rate long-term debt and then enters into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes net interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance-sheet assets and liabilities, including AFS securities and borrowings, as well as other interest-sensitive assets and liabilities. In addition, foreign-exchange contracts are used to hedge non-U.S.-dollar-denominated debt, foreign-currency-denominated AFS securities and net investment exposures.

Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, foreign-exchange rates and other factors and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to the transaction where the value of any collateral held is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management’s assessment of the probability of counterparty default. Liquidity risk is the potential exposure that arises when the size of a derivative position may not be able to be monetized in a reasonable period of time and at a reasonable cost in periods of high volatility and financial stress.
Derivative transactions are customarily documented under industry standard master agreements that provide that, following an uncured payment default or other event of default, the non-defaulting party may promptly terminate all transactions between the parties and determine the net amount due to be paid to, or by, the defaulting party. Events of default include: (i) failure to make a payment on a derivatives transaction that remains uncured following applicable notice and grace periods, (ii) breach of agreement that remains uncured after applicable notice and grace periods, (iii) breach of a representation, (iv) cross default, either to third-party debt or to other derivative transactions entered into between the parties, or, in some cases, their affiliates, (v) the occurrence of a merger or consolidation which results in a party’s becoming a materially weaker credit, and (vi) the cessation or repudiation of any applicable guarantee or other credit support document. Obligations under master netting agreements are often secured by collateral posted under an industry standard credit support annex to the master netting agreement. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery that remains uncured following applicable notice and grace periods.
The netting and collateral rights incorporated in the master netting agreements are considered to be legally enforceable if a supportive legal opinion has been obtained from counsel of recognized standing that provides the requisite level of certainty regarding enforceability and that the exercise of rights by the non-defaulting party to terminate and close-out transactions on a net basis under these agreements will not be stayed or avoided under applicable law upon an event of default including bankruptcy, insolvency or similar proceeding.
A legal opinion may not be sought for certain jurisdictions where local law is silent or unclear as to the enforceability of such rights or where adverse case law or conflicting regulation may cast doubt on the enforceability of such rights. In some jurisdictions and for some counterparty types, the insolvency law may not provide the requisite level of certainty. For example, this may be the case for certain sovereigns, municipalities, central banks and U.S. pension plans.

Exposure to credit risk on derivatives is affected by market volatility, which may impair the ability of counterparties to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers engaged in derivatives transactions. Citi considers the level of legal certainty regarding enforceability of its offsetting rights under master netting agreements and credit support annexes to be an important factor in its risk management process. Specifically, Citi generally transacts much lower volumes of derivatives under master netting agreements where Citi does not have the requisite level of legal certainty regarding enforceability, because such derivatives consume greater amounts of single counterparty credit limits than those executed under enforceable master netting agreements.
Cash collateral and security collateral in the form of G10 government debt securities is often posted by a party to a master netting agreement to secure the net open exposure of the other party; the receiving party is free to commingle/rehypothecate such collateral in the ordinary course of its business. Nonstandard collateral such as corporate bonds, municipal bonds, U.S. agency securities and/or MBS may also be pledged as collateral for derivative transactions. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and/or securities, may from time to time be segregated in an account at a third-party custodian pursuant to a tri-party account control agreement.

Information pertaining to Citigroup’s derivative activity, based on notional amounts, as of March 31, 2015 and December 31, 2014, is presented in the table below. Derivative notional amounts are reference amounts from which contractual payments are derived and do not represent a complete and accurate measure of Citi’s exposure to derivative transactions. Rather, as discussed above, Citi’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts do not reflect the netting of offsetting trades (also as discussed above). For example, if Citi enters into an interest rate swap with $100 million notional, and offsets this risk with an identical but opposite position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimus overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on Citi’s market share, levels of client activity and other factors.

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Interest rate contracts
Swaps	$182,718	$163,348	$27,746,788	$31,906,549	$27,731	$31,945
Futures and forwards	—	—	8,526,874	7,044,990	42,582	42,305
Written options	—	—	3,119,012	3,311,751	3,695	3,913
Purchased options	—	—	2,978,642	3,171,056	3,725	4,910
Total interest rate contract notionals	$182,718	$163,348	$42,371,316	$45,434,346	$77,733	$83,073
Foreign exchange contracts
Swaps	$25,322	$25,157	$4,289,988	$4,567,977	$24,257	$23,990
Futures and forwards	65,907	73,219	2,079,320	2,154,773	5,472	7,069
Written options	—	—	1,457,861	1,343,520	433	432
Purchased options	—	—	1,465,360	1,363,382	433	432
Total foreign exchange contract notionals	$91,229	$98,376	$9,292,529	$9,429,652	$30,595	$31,923
Equity contracts
Swaps	$—	$—	$137,748	$131,344	$—	$—
Futures and forwards	—	—	31,473	30,510	—	—
Written options	—	—	336,827	305,627	—	—
Purchased options	—	—	303,265	275,216	—	—
Total equity contract notionals	$—	$—	$809,313	$742,697	$—	$—
Commodity and other contracts
Swaps	$—	$—	$80,839	$90,817	$—	$—
Futures and forwards	839	1,089	108,241	106,021	—	—
Written options	—	—	103,276	104,581	—	—
Purchased options	—	—	93,484	95,567	—	—
Total commodity and other contract notionals	$839	$1,089	$385,840	$396,986	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$1,018,742	$1,063,858	$—	$—
Protection purchased	—	—	1,047,643	1,100,369	15,417	16,018
Total credit derivatives	$—	$—	$2,066,385	$2,164,227	$15,417	$16,018
Total derivative notionals	$274,786	$262,813	$54,925,383	$58,167,908	$123,745	$131,014

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $3,664 million and $3,752 million at March 31, 2015 and December 31, 2014, respectively.

(2)
Derivatives in hedge accounting relationships accounted for under ASC 815 are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.

(3)
Management hedges represent derivative instruments used to mitigate certain economic risks, but for which hedge accounting is not applied. These derivatives are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities on the Consolidated Balance Sheet.

(4)
Credit derivatives are arrangements designed to allow one party (protection buyer) to transfer the credit risk of a “reference asset” to another party (protection seller). These arrangements allow a protection seller to assume the credit risk associated with the reference asset without directly purchasing that asset. The Company enters into credit derivative positions for purposes such as risk management, yield enhancement, reduction of credit concentrations and diversification of overall risk.

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amounts permitted under ASC 210-20-45 and ASC 815-10-45, as of March 31, 2015 and December 31, 2014. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral. The tables also include amounts that are not permitted to be offset under ASC 210-20-45 and ASC 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at March 31, 2015	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$2,000	$1,282	$2,917	$377
Cleared	4,858	70	—	19
Interest rate contracts	$6,858	$1,352	$2,917	$396
Over-the-counter	$4,137	$944	$828	$736
Foreign exchange contracts	$4,137	$944	$828	$736
Total derivative instruments designated as ASC 815 hedges	$10,995	$2,296	$3,745	$1,132
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$387,254	$371,214	$117	$—
Cleared	245,831	249,950	259	264
Exchange traded	39	57	—	—
Interest rate contracts	$633,124	$621,221	$376	$264
Over-the-counter	$171,685	$178,722	$—	$35
Cleared	390	353	—	—
Exchange traded	57	75	—	—
Foreign exchange contracts	$172,132	$179,150	$—	$35
Over-the-counter	$19,303	$28,156	$—	$—
Cleared	27	22	—	—
Exchange traded	4,945	4,452	—	—
Equity contracts	$24,275	$32,630	$—	$—
Over-the-counter	$15,912	$21,265	$—	$—
Exchange traded	3,111	2,754	—	—
Commodity and other contracts	$19,023	$24,019	$—	$—
Over-the-counter	$32,954	$33,362	$357	$367
Cleared	5,269	5,024	18	170
Credit derivatives(4)	$38,223	$38,386	$375	$537
Total derivatives instruments not designated as ASC 815 hedges	$886,777	$895,406	$751	$836
Total derivatives	$897,772	$897,702	$4,496	$1,968
Cash collateral paid/received(5)(6)	$7,270	$10,398	$29	$56
Less: Netting agreements(7)	(779,613)	(779,613)	—	—
Less: Netting cash collateral received/paid(8)	(53,848)	(51,292)	(2,150)	—
Net receivables/payables included on the consolidated balance sheet(9)	$71,581	$77,195	$2,375	$2,024
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(411)	$(7)	$—	$—
Less: Non-cash collateral received/paid	(10,091)	(8,156)	(580)	—
Total net receivables/payables(9)	$61,079	$69,032	$1,795	$2,024

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

(3)
Over-the-counter (OTC) derivatives are derivatives executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. Cleared derivatives include derivatives executed bilaterally with a counterparty in the OTC market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. Exchange traded derivatives include derivatives executed directly on an organized exchange that provides pre-trade price transparency.

(4)
The credit derivatives trading assets comprise $12,844 million related to protection purchased and $25,379 million related to protection sold as of March 31, 2015. The credit derivatives trading liabilities comprise $26,200 million related to protection purchased and $12,186 million related to protection sold as of March 31, 2015.

(5)
For the trading account assets/liabilities, reflects the net amount of the $58,562 million and $64,246 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $51,292 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $53,848 million was used to offset trading derivative assets.

(6)
For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $2,206 million the gross cash collateral received, of which $2,150 million is netted against OTC non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $521 billion, $252 billion and $7 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(9)
The net receivables/payables include approximately $11 billion of derivative asset and $10 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2014	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$1,508	$204	$3,117	$414
Cleared	4,300	868	—	25
Interest rate contracts	$5,808	$1,072	$3,117	$439
Over-the-counter	$3,885	$743	$678	$588
Foreign exchange contracts	$3,885	$743	$678	$588
Total derivative instruments designated as ASC 815 hedges	$9,693	$1,815	$3,795	$1,027
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$376,778	$359,689	$106	$—
Cleared	255,847	261,499	6	21
Exchange traded	20	22	141	164
Interest rate contracts	$632,645	$621,210	$253	$185
Over-the-counter	$151,736	$157,650	$—	$17
Cleared	366	387	—	—
Exchange traded	7	46	—	—
Foreign exchange contracts	$152,109	$158,083	$—	$17
Over-the-counter	$20,425	$28,333	$—	$—
Cleared	16	35	—	—
Exchange traded	4,311	4,101	—	—
Equity contracts	$24,752	$32,469	$—	$—
Over-the-counter	$19,943	$23,103	$—	$—
Exchange traded	3,577	3,083	—	—
Commodity and other contracts	$23,520	$26,186	$—	$—
Over-the-counter	$39,412	$39,439	$265	$384
Cleared	4,106	3,991	13	171
Credit derivatives(4)	$43,518	$43,430	$278	$555
Total Derivatives instruments not designated as ASC 815 hedges	$876,544	$881,378	$531	$757
Total derivatives	$886,237	$883,193	$4,326	$1,784
Cash collateral paid/received(5)(6)	$6,523	$9,846	$123	$7
Less: Netting agreements(7)	(777,178)	(777,178)	—	—
Less: Netting cash collateral received/paid(8)	(47,625)	(47,769)	(1,791)	(15)
Net receivables/payables included on the Consolidated Balance Sheet(9)	$67,957	$68,092	$2,658	$1,776
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(867)	$(11)	$—	$—
Less: Non-cash collateral received/paid	(10,043)	(6,264)	(1,293)	—
Total net receivables/payables(9)	$57,047	$61,817	$1,365	$1,776

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $18,430 million related to protection purchased and $25,088 million related to protection sold as of December 31, 2014. The credit derivatives trading liabilities comprise $25,972 million related to protection purchased and $17,458 million related to protection sold as of December 31, 2014.

(5)
For the trading account assets/liabilities, reflects the net amount of the $54,292 million and $57,471 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $47,769 million was used to offset derivative liabilities and, of the gross cash collateral received, $47,625 million was used to offset derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative liabilities, reflects the net amount of $138 million of the gross cash collateral received, of which $15 million is netted against OTC non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,798 million of gross cash collateral received of which $1,791 million is netted against non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $510 billion, $264 billion and $3 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received is netted against OTC derivative assets. Cash collateral paid of approximately $46 billion and $2 billion is netted against OTC and cleared derivative liabilities, respectively.

(9)	The net receivables/payables include approximately $11 billion of derivative asset and $10 billion of liability fair values not subject to enforceable master netting agreements.

For the three months ended March 31, 2015 and 2014, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income for the three months ended March 31, 2015 and 2014 related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended March 31,
In millions of dollars	2015	2014
Interest rate contracts	$15	$(33)
Foreign exchange	(15)	31
Credit derivatives	10	(95)
Total Citigroup	$10	$(97)

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
Derivative contracts hedging the risks associated with changes in fair value are referred to as fair value hedges, while contracts hedging the variability of expected future cash flows are cash flow hedges. Hedges that utilize derivatives or debt instruments to manage the foreign exchange risk associated with equity investments in non-U.S.-dollar-functional-currency foreign subsidiaries (net investment in a foreign operation) are net investment hedges.
If certain hedging criteria specified in ASC 815 are met, including testing for hedge effectiveness, hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, changes in the value of the hedging derivative, as well as changes in the value of the related hedged item due to the risk being hedged are reflected in current earnings. For cash flow hedges and net investment hedges, changes in the value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in Citigroup’s stockholders’ equity to the extent the hedge is highly effective. Hedge ineffectiveness, in either case, is reflected in current earnings.
For asset/liability management hedging, fixed-rate long-term debt is recorded at amortized cost under GAAP. However, by designating an interest rate swap contract as a hedging instrument and electing to apply ASC 815 fair value hedge accounting, the carrying value of the debt is adjusted for changes in the benchmark interest rate, with such changes in value recorded in current earnings. The related interest-rate swap also is recorded on the balance sheet at fair value, with any changes in fair value also reflected in earnings. Thus, any ineffectiveness resulting from the hedging relationship is captured in current earnings.
Alternatively, for management hedges that do not meet the ASC 815 hedging criteria, only the derivative is recorded at fair value on the balance sheet, with the associated changes in fair value recorded in earnings, while the debt continues to be carried at amortized cost. Therefore, current earnings are affected only by the interest rate shifts and other factors that cause a change in the swap’s value. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting.
Another alternative is to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full changes in fair value of the debt are reported in earnings. The related interest rate swap, with changes in fair value, is also reflected in earnings, which provides a natural offset to the debt’s fair value change. To the extent the two offsets are not exactly equal because the full change in the fair value of the debt includes risks not offset by the interest rate swap, the difference is captured in current earnings.
The key requirements to achieve ASC 815 hedge accounting are documentation of a hedging strategy and specific hedge relationships at hedge inception and substantiating hedge effectiveness on an ongoing basis. A derivative must be highly effective in accomplishing the hedge objective of offsetting either changes in the fair value or cash flows of the hedged item for the risk being hedged. Any ineffectiveness in the hedge relationship is recognized in current earnings. The assessment of effectiveness may exclude changes in the value of the hedged item that are unrelated to the risks being hedged. Similarly, the assessment of effectiveness may exclude changes in the fair value of a derivative related to time value that, if excluded, are recognized in current earnings.

Fair Value Hedges

Hedging of benchmark interest rate risk
Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt and certificates of deposit. These hedges are designated as fair value hedges of the benchmark interest rate risk associated with the currency of the hedged liability. The fixed cash flows of the hedged items are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These fair value hedge relationships use either regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.
Citigroup also hedges exposure to changes in the fair value of fixed-rate assets, including available-for-sale debt securities and loans. The hedging instruments used are receive-variable, pay-fixed interest rate swaps. These fair value hedging relationships use either regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.

Hedging of foreign exchange risk
Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. The hedging instrument employed is generally a forward foreign-exchange contract. In this hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings, and not Accumulated other comprehensive income (loss)—which serves to offset the change in fair value of the forward contract that is also reflected in earnings. Citigroup considers the premium associated with forward contracts (i.e., the differential between spot and contractual forward rates) as the cost of hedging; this is excluded from the assessment of hedge effectiveness and reflected directly in earnings. The dollar-offset method is used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

The following table summarizes the gains (losses) on the Company’s fair value hedges for the three months ended March 31, 2015 and 2014:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
In millions of dollars	2015	2014
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$641	$264
Foreign exchange contracts	1,388	9
Commodity contracts	116	—
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$2,145	$273
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(608)	$(286)
Foreign exchange hedges	(1,421)	(8)
Commodity hedges	(104)	—
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(2,133)	$(294)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$33	$(21)
Foreign exchange hedges	(38)	4
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(5)	$(17)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$(1)
Foreign exchange contracts(2)	5	(3)
Commodity hedges(2)	12	—
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$17	$(4)

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

(2)
Amounts relate to the premium associated with forward contracts (differential between spot and contractual forward rates). These amounts are excluded from the assessment of hedge effectiveness and are reflected directly in earnings.

Cash Flow Hedges

Hedging of benchmark interest rate risk
Citigroup hedges variable cash flows associated with floating-rate liabilities and the rollover (re-issuance) of liabilities. Variable cash flows from those liabilities are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps and receive-variable, pay-fixed forward-starting interest rate swaps. Citi also hedges variable cash flows from recognized and forecasted floating-rate assets. Variable cash flows from those assets are converted to fixed-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These cash-flow hedging relationships use either regression analysis or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis. When certain variable interest rates, associated with hedged items, do not qualify as benchmark interest rates, Citigroup designates the risk being hedged as the risk of overall changes in the hedged cash flows. Since efforts are made to match the terms of the derivatives to those of the hedged forecasted cash flows as closely as possible, the amount of hedge ineffectiveness is not significant.

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

Hedging of overall changes in cash flows
Citigroup makes purchases of certain “to-be-announced” (TBA) mortgage-backed securities that meet the definition of a derivative (i.e. a forward securities purchase). Citigroup commonly designates these derivatives as hedges of the overall cash flow variability related to the forecasted acquisition of the TBA mortgage-backed securities. Since the hedged transaction is the gross settlement of the forward contract, hedge effectiveness is assessed by assuring that the terms of the hedging instrument and the hedged forecasted transaction are the same and that delivery of the securities remains probable.

Hedging total return
Citigroup generally manages the risk associated with leveraged loans it has originated or in which it participates by transferring a majority of its exposure to the market through SPEs prior to or shortly after funding. Retained exposures to leveraged loans receivable are generally hedged using total return swaps.

The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three months ended March 31, 2015 and 2014 is not significant. The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three Months Ended March 31,
In millions of dollars	2015	2014
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$220	$68
Foreign exchange contracts	(150)	(6)
Credit derivatives	—	2
Total effective portion of cash flow hedges included in AOCI	$70	$64
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(46)	$(61)
Foreign exchange contracts	(40)	(56)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(86)	$(117)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, the changes in the fair value of the hedging derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of March 31, 2015 is approximately $0.4 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $1,000 million and $(477) million for the three months ended March 31, 2015 and 2014, respectively.

Credit Derivatives
Citi is a market maker and trades a range of credit derivatives. Through these contracts, Citi either purchases or writes protection on either a single name or a portfolio of reference credits. Citi also uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions, and to facilitate client transactions.
Citi monitors its counterparty credit risk in credit derivative contracts. As of March 31, 2015 and December 31, 2014, approximately 98% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
The range of credit derivatives entered into includes credit default swaps, total return swaps, credit options and credit-linked notes.
A credit default swap is a contract in which, for a fee, a protection seller agrees to reimburse a protection buyer for any losses that occur due to a predefined credit event on a reference entity. These credit events are defined by the terms of the derivative contract and the reference credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions that reference emerging market entities will also typically include additional credit events to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions, protection may be provided on a portfolio of reference entities or asset-backed securities. If there is no credit event, as defined by the specific derivative contract, then the protection seller makes no payments to the protection buyer and receives only the contractually specified fee. However, if a credit event occurs as defined in the specific derivative contract sold, the protection seller will be required to make a payment to the protection buyer. Under certain contracts, the seller of protection may not be required to make payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.
A total return swap typically transfers the total economic performance of a reference asset, which includes all associated cash flows, as well as capital appreciation or depreciation. The protection buyer receives a floating rate of interest and any depreciation on the reference asset from the protection seller and, in return, the protection seller receives the cash flows associated with the reference asset plus any appreciation. Thus, according to the total return swap agreement, the protection seller will be obligated to make a payment any time the floating interest rate payment plus any depreciation of the reference asset exceeds the cash flows associated with the underlying asset. A total return swap may terminate upon a default of the reference asset or a credit event with respect to the reference entity subject to the provisions of the related total return swap agreement between the protection seller and the protection buyer.
A credit option is a credit derivative that allows investors to trade or hedge changes in the credit quality of a reference entity. For example, in a credit spread option, the option writer assumes the obligation to purchase or sell credit protection on the reference entity at a specified “strike” spread level. The option purchaser buys the right to sell credit default protection on the reference entity to, or purchase it from, the option writer at the strike spread level. The payments on credit spread options depend either on a particular credit spread or the price of the underlying credit-sensitive asset or other reference. The options usually terminate if a credit event occurs with respect to the underlying reference entity.
A credit-linked note is a form of credit derivative structured as a debt security with an embedded credit default swap. The purchaser of the note effectively provides credit protection to the issuer by agreeing to receive a return that could be negatively affected by credit events on the underlying reference credit. If the reference entity defaults, the note may be cash settled or physically settled by delivery of a debt security of the reference entity. Thus, the maximum amount of the note purchaser’s exposure is the amount paid for the credit-linked note.

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of March 31, 2015 and December 31, 2014:

	Fair values		Notionals
In millions of dollars at March 31, 2015	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$20,862	$19,370	$548,556	$562,737
Broker-dealers	6,872	7,604	186,510	186,727
Non-financial	85	195	4,204	1,405
Insurance and other financial institutions	10,779	11,754	323,790	267,873
Total by industry/counterparty	$38,598	$38,923	$1,063,060	$1,018,742
By instrument
Credit default swaps and options	$38,401	$37,878	$1,045,569	$1,016,182
Total return swaps and other	197	1,045	17,491	2,560
Total by instrument	$38,598	$38,923	$1,063,060	$1,018,742
By rating
Investment grade	$14,717	$14,677	$784,719	$756,634
Non-investment grade	23,881	24,246	278,341	262,108
Total by rating	$38,598	$38,923	$1,063,060	$1,018,742
By maturity
Within 1 year	$2,217	$2,066	$213,995	$200,970
From 1 to 5 years	31,222	31,762	743,158	725,345
After 5 years	5,159	5,095	105,907	92,427
Total by maturity	$38,598	$38,923	$1,063,060	$1,018,742

(1)	The fair value amount receivable is composed of $13,219 million under protection purchased and $25,379 million under protection sold.

(2)	The fair value amount payable is composed of $26,737 million under protection purchased and $12,186 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2014	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$24,828	$23,189	$574,764	$604,700
Broker-dealers	8,093	9,309	204,542	199,693
Non-financial	91	113	3,697	1,595
Insurance and other financial institutions	10,784	11,374	333,384	257,870
Total by industry/counterparty	$43,796	$43,985	$1,116,387	$1,063,858
By instrument
Credit default swaps and options	$42,930	$42,201	$1,094,199	$1,054,671
Total return swaps and other	866	1,784	22,188	9,187
Total by instrument	$43,796	$43,985	$1,116,387	$1,063,858
By rating
Investment grade	$17,432	$17,182	$824,831	$786,848
Non-investment grade	26,364	26,803	291,556	277,010
Total by rating	$43,796	$43,985	$1,116,387	$1,063,858
By maturity
Within 1 year	$4,356	$4,278	$250,489	$229,502
From 1 to 5 years	34,692	35,160	790,251	772,001
After 5 years	4,748	4,547	75,647	62,355
Total by maturity	$43,796	$43,985	$1,116,387	$1,063,858

(1)	The fair value amount receivable is composed of $18,708 million under protection purchased and $25,088 million under protection sold.

(2)	The fair value amount payable is composed of $26,527 million under protection purchased and $17,458 million under protection sold.

Fair values included in the above tables are prior to application of any netting agreements and cash collateral. For notional amounts, Citi generally has a mismatch between the total notional amounts of protection purchased and sold, and it may hold the reference assets directly, rather than entering into offsetting credit derivative contracts as and when desired. The open risk exposures from credit derivative contracts are largely matched after certain cash positions in reference assets are considered and after notional amounts are adjusted, either to a duration-based equivalent basis or to reflect the level of subordination in tranched structures. The ratings of the credit derivatives portfolio presented in the tables and used to evaluate payment/performance risk are based on the assigned internal or external ratings of the referenced asset or entity. Where external ratings are used, investment-grade ratings are considered to be ‘Baa/BBB’ and above, while anything below is considered non-investment grade. Citi’s internal ratings are in line with the related external rating system.
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

The maximum potential amount of future payments under credit derivative contracts presented in the table above is based on the notional value of the derivatives. The Company believes that the notional amount for credit protection sold is not representative of the actual loss exposure based on historical experience. This amount has not been reduced by the value of the reference assets and the related cash flows. In accordance with most credit derivative contracts, should a credit event occur, the Company usually is liable for the difference between the protection sold and the value of the reference assets. Furthermore, the notional amount for credit protection sold has not been reduced for any cash collateral paid to a given counterparty, as such payments would be calculated after netting all derivative exposures, including any credit derivatives with that counterparty in accordance with a related master netting agreement. Due to such netting processes, determining the amount of collateral that corresponds to credit derivative exposures alone is not possible. The Company actively monitors open credit-risk exposures and manages this exposure by using a variety of strategies, including purchased credit derivatives, cash collateral or direct holdings of the referenced assets. This risk mitigation activity is not captured in the table above.

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at both March 31, 2015 and December 31, 2014 was $30 billion. The Company had posted $28 billion and $27 billion as collateral for this exposure in the normal course of business as of March 31, 2015 and December 31, 2014, respectively.
Each downgrade would trigger additional collateral or cash settlement requirements for the Company and its affiliates. In the event that each legal entity was downgraded a single notch by the three rating agencies as of March 31, 2015, the Company would be required to post an additional $2.3 billion as either collateral or settlement of the derivative transactions. Additionally, the Company would be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2.4 billion.

Derivatives Accompanied by Financial Asset Transfers
The Company executes total return swaps which provide it with synthetic exposure to substantially all of the economic return of the securities or other financial assets referenced in the contract. In certain cases, the derivative transaction is accompanied by the Company’s transfer of the referenced financial asset to the derivative counterparty, most typically in response to the derivative counterparty’s desire to hedge, in whole or in part, its synthetic exposure under the derivative contract by holding the referenced asset in funded form. In certain jurisdictions these transactions qualify as sales, resulting in derecognition of the securities transferred (see Note 1 to the Consolidated Financial Statements in Citi’s 2014 Annual Report on Form 10-K for further discussion of the related sale conditions for transfers of financial assets). For a significant portion of the transactions, the Company has also executed another total return swap where the Company passes on substantially all of the economic return of the referenced securities to a different third party seeking the exposure. In those cases, the Company is not exposed, on a net basis, to changes in the economic return of the referenced securities.
These transactions generally involve the transfer of the Company’s liquid government bonds, convertible bonds, or publicly traded corporate equity securities from the trading portfolio and are executed with third-party financial institutions. The accompanying derivatives are typically total return swaps. The derivatives are cash settled and subject to ongoing margin requirements.
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for by the Company as a sale, where the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed in contemplation of the initial sale with the same counterparty and still outstanding as of March 31, 2015, both the asset carrying amounts derecognized and gross cash proceeds received as of the date of derecognition were $2.5 billion. At March 31, 2015, the fair value of these previously derecognized assets was $2.6 billion and the fair value of the total return swaps was $157 million recorded as gross derivative assets and $14 million recorded as gross derivative liabilities. The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

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
If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based parameters, such as interest rates, currency rates and option volatilities. Items valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified as Level 3 even though there may be some significant inputs that are readily observable.
Fair value estimates from internal valuation techniques are verified, where possible, to prices obtained from independent vendors or brokers. Vendors’ and brokers’ valuations may be based on a variety of inputs ranging from observed prices to proprietary valuation models.
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
Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy in an effort to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity adjustment is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity adjustment is adjusted to take into account the size of the position.
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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments for the periods indicated:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2015	December 31, 2014
Counterparty CVA	$(1,862)	$(1,853)
Asset FVA	(560)	(518)
Citigroup (own-credit) CVA	553	580
Liability FVA	75	19
Total CVA—derivative instruments (1)	$(1,794)	$(1,772)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended March 31,
In millions of dollars	2015	2014
Counterparty CVA	$(139)	$7
Asset FVA	(42)	—
Own-credit CVA	(36)	(34)
Liability FVA	57	—
Total CVA—derivative instruments	$(160)	$(27)
DVA related to own FVO liabilities	$87	$34
Total CVA and DVA (1)	$(73)	$7

(1)	FVA is included with CVA for presentation purposes.

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
Derivatives without a quoted price in an active market and derivatives executed over the counter are valued using internal valuation techniques. These derivative instruments are classified as either Level 2 or Level 3 depending upon the observability of the significant inputs to the model.
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
As referenced above, during the third quarter of 2014, Citi incorporated FVA into the fair value measurements due to what it believes to be an industry migration toward incorporating the market’s view of funding risk premium in OTC derivatives. The incurred charge in 2014 in connection with the implementation of FVA was reflected in Principal transactions as a change in accounting estimate. Citi’s FVA methodology leverages the existing CVA methodology to estimate a funding exposure profile. The calculation of this exposure profile considers collateral agreements where the terms do not permit the firm to reuse the collateral received, including where counterparties post collateral to third-party custodians.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables.

Fair Value Levels

In millions of dollars at March 31, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$174,440	$4,022	$178,462	$(42,568)	$135,894
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$25,230	$818	$26,048	$—	$26,048
Residential	—	2,174	2,130	4,304	—	4,304
Commercial	—	3,233	599	3,832	—	3,832
Total trading mortgage-backed securities	$—	$30,637	$3,547	$34,184	$—	$34,184
U.S. Treasury and federal agency securities	$19,680	$3,928	$—	$23,608	$—	$23,608
State and municipal	—	3,549	247	3,796	—	3,796
Foreign government	41,548	27,754	115	69,417	—	69,417
Corporate	595	23,801	767	25,163	—	25,163
Equity securities	50,782	4,156	2,598	57,536	—	57,536
Asset-backed securities	—	1,230	3,553	4,783	—	4,783
Other trading assets	—	8,522	4,393	12,915	—	12,915
Total trading non-derivative assets	$112,605	$103,577	$15,220	$231,402	$—	$231,402
Trading derivatives
Interest rate contracts	$78	$636,186	$3,718	$639,982
Foreign exchange contracts	1	174,759	1,509	176,269
Equity contracts	2,502	19,719	2,054	24,275
Commodity contracts	475	17,593	955	19,023
Credit derivatives	—	35,689	2,534	38,223
Total trading derivatives	$3,056	$883,946	$10,770	$897,772
Cash collateral paid (3)				$7,270
Netting agreements					$(779,613)
Netting of cash collateral received					(53,848)
Total trading derivatives	$3,056	$883,946	$10,770	$905,042	$(833,461)	$71,581
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$39,014	$70	$39,084	$—	$39,084
Residential	—	7,266	10	7,276	—	7,276
Commercial	—	505	2	507	—	507
Total investment mortgage-backed securities	$—	$46,785	$82	$46,867	$—	$46,867
U.S. Treasury and federal agency securities	$112,018	$9,336	$5	$121,359	$—	$121,359
State and municipal	$—	$9,998	$2,247	$12,245	$—	$12,245
Foreign government	36,262	50,222	575	87,059	—	87,059
Corporate	1,842	12,128	584	14,554	—	14,554
Equity securities	407	64	519	990	—	990
Asset-backed securities	—	10,987	517	11,504	—	11,504
Other debt securities	—	661	—	661	—	661
Non-marketable equity securities	—	285	2,285	2,570	—	2,570
Total investments	$150,529	$140,466	$6,814	$297,809	$—	$297,809

In millions of dollars at March 31, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$2,669	$3,906	$6,575	$—	$6,575
Mortgage servicing rights	—	—	1,685	1,685	—	1,685
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$194	$10,715	$148	$11,057
Cash collateral paid				29
Netting of cash collateral received					$(2,150)
Non-trading derivatives and other financial assets measured on a recurring basis(8)	$194	$10,715	$148	$11,086	$(2,150)	$8,936
Total assets	$266,384	$1,315,813	$42,565	$1,632,061	$(878,179)	$753,882
Total as a percentage of gross assets(5)	16.4%	81.0%	2.6%
Liabilities
Interest-bearing deposits	$—	$1,185	$465	$1,650	$—	$1,650
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	75,733	1,060	76,793	(42,568)	34,225
Trading account liabilities
Securities sold, not yet purchased	50,368	14,652	223	65,243	—	65,243
Trading derivatives
Interest rate contracts	57	618,464	4,052	622,573
Foreign exchange contracts	5	179,226	863	180,094
Equity contracts	2,718	27,084	2,828	32,630
Commodity contracts	515	20,820	2,684	24,019
Credit derivatives	—	35,189	3,197	38,386
Total trading derivatives	$3,295	$880,783	$13,624	$897,702
Cash collateral received(6)				$10,398
Netting agreements					$(779,613)
Netting of cash collateral paid					(51,292)
Total trading derivatives	$3,295	$880,783	$13,624	$908,100	$(830,905)	$77,195
Short-term borrowings	$—	$806	$120	$926	$—	$926
Long-term debt	—	18,213	7,196	25,409	—	25,409
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,960	$8	$1,968
Cash collateral received(7)				56
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,960	$8	$2,024	$—	$2,024
Total liabilities	$53,663	$993,332	$22,696	$1,080,145	$(873,473)	$206,672
Total as a percentage of gross liabilities(5)	5.0%	92.9%	2.1%

(1)
For the three months ended March 31, 2015, the Company transferred assets of approximately $0.6 billion from Level 1 to Level 2, primarily related to foreign government securities not traded in active markets. During the three months ended March 31, 2015, the Company transferred assets of approximately $1.8 billion from Level 2 to Level 1, primarily related to foreign government bonds and equity securities traded with sufficient frequency to constitute a liquid market. During the three months ended March 31, 2015, the Company transferred liabilities of approximately $0.2 billion from Level 2 to Level 1 and there were no material transfers of liabilities from Level 1 to Level 2.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $58,562 million of gross cash collateral paid, of which $51,292 million was used to offset derivative liabilities.

(4)	There is no allowance for loan losses recorded for loans reported at fair value.

(5)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(6)	Reflects the net amount of $64,246 million of gross cash collateral received, of which $53,848 million was used to offset derivative assets.

(7)	Reflects the net amount of $2,206 million of gross cash collateral received, of which $2,150 million was used to offset non-trading derivative assets.

(8)	Includes assets transferred as a result of the announced sale of OneMain Financial. For additional information see Note 2 to the Consolidated Financial Statements.

Fair Value Levels

In millions of dollars at December 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$187,922	$3,398	$191,320	$(47,129)	$144,191
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	25,968	1,085	27,053	—	27,053
Residential	—	2,158	2,680	4,838	—	4,838
Commercial	—	3,903	440	4,343	—	4,343
Total trading mortgage-backed securities	$—	$32,029	$4,205	$36,234	$—	$36,234
U.S. Treasury and federal agency securities	$15,991	$4,483	$—	$20,474	$—	$20,474
State and municipal	—	3,161	241	3,402	—	3,402
Foreign government	37,995	26,736	206	64,937	—	64,937
Corporate	1,337	25,640	820	27,797	—	27,797
Equity securities	51,346	4,281	2,219	57,846	—	57,846
Asset-backed securities	—	1,252	3,294	4,546	—	4,546
Other trading assets	—	9,221	4,372	13,593	—	13,593
Total trading non-derivative assets	$106,669	$106,803	$15,357	$228,829	$—	$228,829
Trading derivatives
Interest rate contracts	$74	$634,318	$4,061	$638,453
Foreign exchange contracts	—	154,744	1,250	155,994
Equity contracts	2,748	19,969	2,035	24,752
Commodity contracts	647	21,850	1,023	23,520
Credit derivatives	—	40,618	2,900	43,518
Total trading derivatives	$3,469	$871,499	$11,269	$886,237
Cash collateral paid(3)				$6,523
Netting agreements					$(777,178)
Netting of cash collateral received(6)					(47,625)
Total trading derivatives	$3,469	$871,499	$11,269	$892,760	$(824,803)	$67,957
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,053	$38	$36,091	$—	$36,091
Residential	—	8,355	8	8,363	—	8,363
Commercial	—	553	1	554	—	554
Total investment mortgage-backed securities	$—	$44,961	$47	$45,008	$—	$45,008
U.S. Treasury and federal agency securities	$110,710	$12,974	$6	$123,690	$—	$123,690
State and municipal	$—	$10,519	$2,180	$12,699	$—	$12,699
Foreign government	37,280	52,739	678	90,697	—	90,697
Corporate	1,739	9,746	672	12,157	—	12,157
Equity securities	1,770	274	681	2,725	—	2,725
Asset-backed securities	—	11,957	549	12,506	—	12,506
Other debt securities	—	661	—	661	—	661
Non-marketable equity securities	—	233	2,525	2,758	—	2,758
Total investments	$151,499	$144,064	$7,338	$302,901	$—	$302,901

In millions of dollars at December 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$2,793	$3,108	$5,901	$—	$5,901
Mortgage servicing rights	—	—	1,845	1,845	—	1,845
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,352	$78	$9,430
Cash collateral paid(5)				123
Netting of cash collateral received(7)					$(1,791)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,352	$78	$9,553	$(1,791)	$7,762
Total assets	$261,637	$1,322,433	$42,393	$1,633,109	$(873,723)	$759,386
Total as a percentage of gross assets(5)	16.1%	81.3%	2.6%
Liabilities
Interest-bearing deposits	$—	$1,198	$486	$1,684	$—	$1,684
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	82,811	1,043	83,854	(47,129)	36,725
Trading account liabilities
Securities sold, not yet purchased	59,463	11,057	424	70,944	—	70,944
Trading account derivatives
Interest rate contracts	77	617,933	4,272	622,282
Foreign exchange contracts	—	158,354	472	158,826
Equity contracts	2,955	26,616	2,898	32,469
Commodity contracts	669	22,872	2,645	26,186
Credit derivatives	—	39,787	3,643	43,430
Total trading derivatives	$3,701	$865,562	$13,930	$883,193
Cash collateral received(7)				$9,846
Netting agreements					$(777,178)
Netting of cash collateral paid(3)					(47,769)
Total trading derivatives	$3,701	$865,562	$13,930	$893,039	$(824,947)	$68,092
Short-term borrowings	$—	$1,152	$344	$1,496	$—	$1,496
Long-term debt	—	18,890	7,290	26,180	—	26,180
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,777	$7	$1,784
Cash collateral received(8)				$7
Netting of cash collateral paid(5)					(15)
Non-trading derivatives and other financial liabilities measured on a recurring basis	—	1,777	7	1,791	(15)	1,776
Total liabilities	$63,164	$982,447	$23,524	$1,078,988	$(872,091)	$206,897
Total as a percentage of gross liabilities(6)	5.9%	91.9%	2.2%

(1)
For the year ended December 31, 2014, the Company transferred assets of approximately $4.1 billion from Level 1 to Level 2, primarily related to foreign government securities not traded with sufficient frequency to constitute an active market and Citi refining its methodology for certain equity contracts to reflect the prevalence of off-exchange trading. During the year ended December 31, 2014, the Company transferred assets of approximately $4.2 billion from Level 2 to Level 1, primarily related to foreign government bonds traded with sufficient frequency to constitute a liquid market. During the year ended December 31, 2014, the Company transferred liabilities of approximately $1.4 billion from Level 1 to Level 2, as Citi refined its methodology for certain equity contracts to reflect the prevalence of off-exchange trading. During the year ended December 31, 2014, there were no material liability transfers from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $54,292 million of gross cash collateral paid, of which $47,769 million was used to offset derivative liabilities.

(4)	There is no allowance for loan losses recorded for loans reported at fair value.

(5)	Reflects the net amount of $138 million of gross cash collateral paid, of which $15 million was used to offset non-trading derivative liabilities.

(6)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(7)	Reflects the net amount of $57,471 million of gross cash collateral received, of which $47,625 million was used to offset derivative assets.

(8)	Reflects the net amount of $1,798 million of gross cash collateral received, of which $1,791 million was used to offset derivative assets.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2015 and 2014. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,398	$(40)	$—	$—	$(100)	$764	$—	$—	$—	$4,022	$71
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,085	3	—	294	(510)	167	—	(221)	—	818	(2)
Residential	2,680	77	—	45	(216)	498	—	(954)	—	2,130	(106)
Commercial	440	15	—	88	(13)	320	—	(251)	—	599	(4)
Total trading mortgage-backed securities	$4,205	$95	$—	$427	$(739)	$985	$—	$(1,426)	$—	$3,547	$(112)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	241	(8)	—	14	(7)	9	—	(2)	—	247	(7)
Foreign government	206	(3)	—	27	(92)	66	—	(40)	(49)	115	1
Corporate	820	76	—	13	(59)	347	—	(430)	—	767	32
Equity securities	2,219	(21)	—	124	(15)	382	—	(91)	—	2,598	5
Asset-backed securities	3,294	127	—	65	(34)	1,063	—	(962)	—	3,553	194
Other trading assets	4,372	(141)	—	210	(392)	1,002	13	(663)	(8)	4,393	(15)
Total trading non-derivative assets	$15,357	$125	$—	$880	$(1,338)	$3,854	$13	$(3,614)	$(57)	$15,220	$98
Trading derivatives, net(4)
Interest rate contracts	$(211)	$(70)	$—	$(134)	$7	$6	$—	$(3)	$71	$(334)	$(282)
Foreign exchange contracts	778	(301)	—	41	4	91	—	(95)	128	646	174
Equity contracts	(863)	(29)	—	(23)	101	89	—	(65)	16	(774)	110
Commodity contracts	(1,622)	(334)	—	182	16	—	—	—	29	(1,729)	(263)
Credit derivatives	(743)	(98)	—	82	53	—	—	—	43	(663)	(187)
Total trading derivatives, net(4)	$(2,661)	$(832)	$—	$148	$181	$186	$—	$(163)	$287	$(2,854)	$(448)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2015
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$38	$—	$(1)	$45	$(12)	$—	$—	$—	$—	$70	$(2)
Residential	8	—	2	—	—	—	—	—	—	10	2
Commercial	1	—	—	2	(1)	—	—	—	—	2	—
Total investment mortgage-backed securities	$47	$—	$1	$47	$(13)	$—	$—	$—	$—	$82	$—
U.S. Treasury and federal agency securities	$6	$—	$—	$—	$—	$—	$—	$(1)	$—	$5	$—
State and municipal	2,180	—	32	105	(139)	233	—	(164)	—	2,247	13
Foreign government	678	—	51	—	(105)	174	—	(111)	(112)	575	(22)
Corporate	672	—	(26)	2	(41)	14	—	(4)	(33)	584	(20)
Equity securities	681	—	(88)	7	(3)	—	—	(78)	—	519	(3)
Asset-backed securities	549	—	(40)	—	(10)	19	—	(1)	—	517	(39)
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	2,525	—	22	—	(1)	1	—	—	(262)	2,285	25
Total investments	$7,338	$—	$(48)	$161	$(312)	$441	$—	$(359)	$(407)	$6,814	$(46)
Loans	$3,108	$—	$(54)	$689	$—	$209	$321	$(97)	$(270)	$3,906	$(4)
Mortgage servicing rights	1,845	—	(77)	—	—	—	43	(32)	(94)	1,685	(77)
Other financial assets measured on a recurring basis	78	—	6	66	(2)	3	60	(5)	(58)	148	(33)
Liabilities
Interest-bearing deposits	$486	$—	$—	$—	$—	$—	$—	$—	$(21)	$465	$2
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,043	(52)	—	—	—	—	—	1	(36)	1,060	(11)
Trading account liabilities
Securities sold, not yet purchased	424	(10)	—	92	(43)	—	—	70	(330)	223	(29)
Short-term borrowings	344	(7)	—	1	(12)	—	16	—	(236)	120	(21)
Long-term debt	7,290	286	—	712	(947)	—	949	—	(522)	7,196	(193)
Other financial liabilities measured on a recurring basis	7	—	(3)	—	—	(1)	—	—	(1)	8	(1)

(1)
Changes in fair value for available-for-sale investments are recorded in Accumulated other comprehensive income (loss), unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2015.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,566	$(1)	$—	$51	$—	$—	$—	$—	$(165)	$3,451	$(1)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,094	81	—	179	(385)	154	3	(321)	(17)	788	10
Residential	2,854	157	—	74	(153)	976	—	(1,164)	—	2,744	41
Commercial	256	5	—	35	(24)	32	—	(63)	—	241	5
Total trading mortgage-backed securities	$4,204	$243	$—	$288	$(562)	$1,162	$3	$(1,548)	$(17)	$3,773	$56
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	222	2	—	11	(104)	9	—	(19)	—	121	3
Foreign government	416	(6)	—	49	(85)	138	—	(139)	—	373	(5)
Corporate	1,835	27	—	187	(145)	592	—	(828)	(3)	1,665	(30)
Equity securities	1,057	(171)	—	35	(5)	532	—	(63)	—	1,385	267
Asset-backed securities	4,342	269	—	33	(175)	943	—	(1,971)	—	3,441	164
Other trading assets	3,184	23	—	575	(464)	1,064	—	(864)	(66)	3,452	21
Total trading non-derivative assets	$15,260	$387	$—	$1,178	$(1,540)	$4,440	$3	$(5,432)	$(86)	$14,210	$476
Trading derivatives, net(4)
Interest rate contracts	$839	$(348)	$—	$36	$9	$18	$—	$(46)	$(275)	$233	$(367)
Foreign exchange contracts	695	138	—	(11)	19	1	—	—	(13)	829	211
Equity contracts	(858)	152	—	(518)	52	150	—	(94)	(120)	(1,236)	(225)
Commodity contracts	(1,393)	75	—	30	31	—	—	—	(72)	(1,329)	67
Credit derivatives	(274)	(63)	—	(61)	(30)	1	—	(3)	173	(257)	(234)
Total trading derivatives, net(4)	$(991)	$(46)	$—	$(524)	$81	$170	$—	$(143)	$(307)	$(1,760)	$(548)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$187	$—	$48	$24	$(37)	$17	$—	$(39)	$(1)	$199	$—
Residential	102	—	23	13	—	17	—	(125)	—	30	2
Commercial	—	—	—	1	—	—	—	—	—	1	—
Total investment mortgage-backed securities	$289	$—	$71	$38	$(37)	$34	$—	$(164)	$(1)	$230	$2
U.S. Treasury and federal agency securities	$8	$—	$—	$—	$—	$—	$—	$(1)	$—	$7	$—
State and municipal	1,643	—	36	254	(285)	373	—	(118)	—	1,903	26
Foreign government	344	—	2	22	(42)	49	—	(78)	(23)	274	(4)
Corporate	285	—	(1)	2	(1)	247	—	(1)	—	531	(2)
Equity securities	815	—	16	6	—	1	—	(7)	—	831	(4)
Asset-backed securities	1,960	—	8	—	(42)	48	—	(97)	—	1,877	1
Other debt securities	50	—	(1)	—	—	50	—	—	—	99	—
Non-marketable equity securities	4,347	—	49	67	—	252	—	(83)	(524)	4,108	1
Total investments	$9,741	$—	$180	$389	$(407)	$1,054	$—	$(549)	$(548)	$9,860	$20

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2014
Loans	$4,143	$—	$(28)	$—	$—	$153	$50	$(79)	$(97)	$4,142	$(108)
Mortgage servicing rights	2,718	—	(114)	—	—	—	50	28	(96)	2,586	(115)
Other financial assets measured on a recurring basis	181	—	(2)	—	—	—	36	(4)	(32)	179	(4)
Liabilities
Interest-bearing deposits	$890	$—	$(70)	$—	$—	$—	$—	$—	$(25)	$935	$(19)
Federal funds purchased and securities loaned or sold under agreements to repurchase	902	(7)	—	—	—	31	—	—	—	940	(9)
Trading account liabilities
Securities sold, not yet purchased	590	10	—	18	(29)	—	—	150	(237)	482	(13)
Short-term borrowings	29	(17)	—	—	—	—	1	—	(20)	27	—
Long-term debt	7,621	(284)	25	959	(854)	—	940	—	(279)	8,646	(118)
Other financial liabilities measured on a recurring basis	10	—	—	—	—	—	1	(3)	(5)	3	(1)

(1)
Changes in fair value for available-for-sale investments are recorded in Accumulated other comprehensive income (loss), unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

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
Level 3 Fair Value Rollforward

There were no significant Level 3 transfers for the period from December 31, 2014 to March 31, 2015 as well as for the period from December 31, 2013 to March 31, 2014.

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

The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of March 31, 2015 and December 31, 2014. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of March 31, 2015	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,825	Model-based	Interest rate	1.09%		1.58%		1.56%
			Credit - IR correlation	(24.00)%		(1.00)%		(9.71)%
Mortgage-backed securities	$2,388	Price-based	Price	$10.00		$110.21		$81.78
	1,138	Yield analysis	Yield	0.67%		29.53%		4.45%
State and municipal, foreign government, corporate and other debt securities	$5,997	Price-based	Price	$—		$147.00		$87.65
	1,530	Cash flow	Credit spread	25 bps		600 bps		278 bps
Equity securities(5)	$2,539	Price-based	Price (5)	$—		$146.22		$91.88
	505	Cash flow	Yield	4.00%		5.00%		4.50%
			WAL	0.01 years		3.72 years		1.07 years
Asset-backed securities	$3,669	Price-based	Price	$4.25		$100.35		$71.18
Non-marketable equity	$1,087	Comparables analysis	Discount to price	—%		100.00%		7.51%
	1,073	Price-based	EBITDA multiples	2.00	x	12.00	x	9.91	x
			PE ratio	8.10	x	18.20	x	8.69	x
			Price-to-book ratio	1.04	x	2.03	x	1.24	x
			Fund NAV(5)	$1		$62,880,962		$28,520,572
Derivatives—Gross(6)
Interest rate contracts (gross)	$7,674	Model-based	Mean reversion	(7.94)%		20.00%		0.69%
Foreign exchange contracts (gross)	$1,952	Model-based	Foreign exchange (FX) volatility	1.75%		32.34%		11.08%
	323	Cash flow	Yield	0.22%		12.30%		3.39%
			Interest rate	3.72%		6.00%		5.98%
			Contingent event probability	80.00%		99.00%		96.00%
Equity contracts (gross)(7)	$4,550	Model-based	Equity volatility	10.00%		76.62%		25.89%
			Forward price	90.70%		111.88%		95.79%
			Equity-FX correlation	(88.20)%		50.90%		(38.70)%
			Equity-equity correlation	(66.30)%		94.50%		34.80%

As of March 31, 2015	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Commodity contracts (gross)	$3,576	Model-based	Commodity volatility	5.00%	60.00%	20.00%
			Commodity correlation	(52.00)%	91.00%	38.00%
			Forward price	34.02%	242.86%	98.00%
Credit derivatives (gross)	$4,426	Model-based	Recovery rate	18.31%	75.00%	38.75%
	1,299	Price-based	Credit correlation	5.00%	95.00%	50.70%
			Price	$0.10	$147.00	$43.22
			Credit spread	4 bps	1,393 bps	150 bps
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$81	Model-based	Redemption rate	13.00%	99.50%	67.20%
	47	Yield analysis	Yield	1.33%	5.78%	3.32%
	25	Price-based
Loans	$1,780	Cash flow	Yield	1.60%	4.50%	2.23%
	964	Model-based	Credit spread	39 bps	600 bps	223 bps
	723	Price-based	Appraised value	$433,676,137	$433,676,137	$433,676,137
	438	Yield analysis	Price	$—	$131.31	$63.60
Mortgage servicing rights	$1,590	Cash flow	Yield	4.81%	23.64%	7.33%
			WAL	3.24 years	7.45 years	5.04 years
Liabilities
Interest-bearing deposits	$465	Model-based	Equity-IR correlation	34.00%	37.00%	35.43%
			Commodity correlation	(52.00)%	91.00%	38.00%
			Commodity volatility	5.00%	60.00%	20.00%
			Forward price	34.02%	242.86%	98.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,060	Model-based	Interest rate	0.87%	2.01%	1.72%
Trading account liabilities
Securities sold, not yet purchased	$184	Price-based	Price	$—	$105.54	$33.74
	$41	Model-based
Short-term borrowings and long-term debt	$7,309	Model-based	Equity-equity correlation	(66.30)%	94.80%	34.89%
			Mean reversion	1.00%	20.00%	10.50%
			Equity volatility	15.41%	32.00%	15.85%
			Credit correlation	87.50%	87.50%	87.50%
			FX volatility	9.30%	15.20%	14.41%
			Equity-FX correlation	(88.20)%	50.90%	(38.24)%
			Forward price	34.02%	242.86%	94.40%
			Commodity correlation	(52.00)%	91.00%	38.00%
			Commodity volatility	5.00%	60.00%	20.00%

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,156	Model-based	Interest rate	1.27%	1.97%	1.80%
Mortgage-backed securities	$2,874	Price-based	Price	$—	$127.87	$81.43
1,117	Yield analysis	Yield	0.01%	19.91%	5.89%
State and municipal, foreign government, corporate and other debt securities	$5,937	Price-based	Price	$—	$124.00	$90.62
1,860	Cash flow	Credit spread	25 bps	600 bps	233 bps
Equity securities(5)	$2,163	Price-based	Price (5)	$—	$141.00	$91.00
679	Cash flow	Yield	4.00%	5.00%	4.50%
WAL	0.01 years	3.14 years	1.07 years
Asset-backed securities	$3,607	Price-based	Price	$—	$105.50	$67.01
Non-marketable equity	$1,224	Price-based	Discount to price	—%	90.00%	4.04%
1,055	Comparables analysis	EBITDA multiples	2.90	x	13.10	x	9.77	x
PE ratio	8.10	x	13.10	x	8.43	x
Price-to-book ratio	0.99	x	1.56	x	1.15	x
Fund NAV(5)	$1	$64,668,171	$29,975,777
Derivatives—Gross(6)
Interest rate contracts (gross)	$8,309	Model-based	Interest rate (IR) lognormal volatility	18.05%	90.65%	30.21%
Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$1,428	Model-based	Foreign exchange (FX) volatility	0.37%	58.40%	8.57%
294	Cash flow	Interest rate	3.72%	8.27%	5.02%
IR-FX correlation	40.00%	60.00%	50.00%
Equity contracts (gross)(7)	$4,431	Model-based	Equity volatility	9.56%	82.44%	24.61%
502	Price-based	Equity forward	84.10%	100.80%	94.10%
Equity-FX correlation	(88.20)%	48.70%	(25.17)%
Equity-equity correlation	(66.30)%	94.80%	36.87%
Price	$0.01	$144.50	$93.05
Commodity contracts (gross)	$3,606	Model-based	Commodity volatility	5.00%	83.00%	24.00%
Commodity correlation	(57.00)%	91.00%	30.00%
Forward price	35.34%	268.77%	101.74%
Credit derivatives (gross)	$4,944	Model-based	Recovery rate	13.97%	75.00%	37.62%
1,584	Price-based	Credit correlation	—%	95.00%	58.76%
Price	$1.00	$144.50	$53.86
Credit spread	1 bps	3,380 bps	180 bps
Upfront points	0.39	100.00	52.26
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$74	Model-based	Redemption rate	13.00%	99.50%	68.73%
11	Price-based	Forward Price	107.00%	107.10%	107.05%
Fund NAV	$12,974	$10,087,963	$9,308,012

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Loans	$1,095	Cash flow	Yield	1.60%	4.50%	2.23%
	832	Model-based	Price	$4.72	$106.55	$98.56
	740	Price-based	Credit spread	35 bps	500 bps	199 bps
	441	Yield analysis
Mortgage servicing rights	$1,750	Cash flow	Yield	5.19%	21.40%	10.25%
			WAL	3.31 years	7.89 years	5.17 years
Liabilities
Interest-bearing deposits	$486	Model-based	Equity-IR correlation	34.00%	37.00%	35.43%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%
			Forward price	35.34%	268.77%	101.74%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,043	Model-based	Interest rate	0.74%	2.26%	1.90%
Trading account liabilities
Securities sold, not yet purchased	$251	Model-based	Credit-IR correlation	(70.49)%	8.81%	47.17%
	$142	Price-based	Price	$—	$117.00	$70.33
Short-term borrowings and long-term debt	$7,204	Model-based	IR lognormal volatility	18.05%	90.65%	30.21%
			Mean reversion	1.00%	20.00%	10.50%
			Equity volatility	10.18%	69.65%	23.72%
			Credit correlation	87.50%	87.50%	87.50%
			Equity forward	89.50%	100.80%	95.80%
			Forward price	35.34%	268.77%	101.80%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair value of the instrument.

(5)	For equity securities, the price and fund NAV inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

Sensitivity to Unobservable Inputs and Interrelationships between Unobservable Inputs
The impact of key unobservable inputs on the Level 3 fair value measurements may not be independent of one another. In addition, the amount and direction of the impact on a fair value measurement for a given change in an unobservable input depends on the nature of the instrument as well as whether the Company holds the instrument as an asset or a liability. For certain instruments, the pricing, hedging and risk management are sensitive to the correlation between various inputs rather than on the analysis and aggregation of the individual inputs.
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
The following table presents the carrying amounts of all assets that were still held as of March 31, 2015 and December 31, 2014, for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2015
Loans held-for-sale	$6,168	$3,130	$3,038
Other real estate owned	112	21	91
Loans	855	506	349
Total assets at fair value on a nonrecurring basis	$7,135	$3,657	$3,478

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2014
Loans held-for-sale	$4,152	$1,084	$3,068
Other real estate owned	102	21	81
Loans(1)	3,367	2,881	486
Total assets at fair value on a nonrecurring basis	$7,621	$3,986	$3,635

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of March 31, 2015 and December 31, 2014:

As of March 31, 2015	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$2,876	Price-based	Price	$—	$100.00	$9.17
Other real estate owned	$66	Price-based	Appraised Value	$—	$18,824,904	$10,481,906
	19	Comparables analysis	Discount to price(4)	34.00%	34.00%	34.00%
Loans(3)	$259	Price-based	Discount to price(4)	13.00%	34.00%	24.51%
			Appraised Value	$3,817,920	$33,267,917	$26,152,931
			Yield	8.50%	15.00%	12.98%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$2,740	Price-based	Price	$92.00	$100.00	$99.54
			Credit Spread	5 bps	358 bps	175 bps
Other real estate owned	$76	Price-based	Appraised Value	$11,000	$11,124,137	$4,730,129
			Discount to price(4)	13.00%	64.00%	28.80%
Loans(3)	$437	Price-based	Discount to price(4)	13.00%	34.00%	28.92%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at March 31, 2015 and March 31, 2014:

	Three months ended March 31,
In millions of dollars	2015	2014
Loans held-for-sale	$(6)	$74
Other real estate owned	(6)	(7)
Loans(1)	(87)	(211)
Total nonrecurring fair value gains (losses)	$(99)	$(144)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

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

	March 31, 2015		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$29.0	$30.7	$4.3	$23.8	$2.6
Federal funds sold and securities borrowed or purchased under agreements to resell	103.1	103.1	—	96.0	7.1
Loans(1)(2)	597.3	597.1	—	6.1	591.0
Other financial assets(2)(3)	219.0	219.0	8.1	147.7	63.2
Liabilities
Deposits	$898.0	$890.3	$—	$735.3	$155.0
Federal funds purchased and securities loaned or sold under agreements to repurchase	141.1	141.1	—	140.9	0.2
Long-term debt(4)	185.1	192.0	—	169.8	22.2
Other financial liabilities(5)	125.6	125.6	—	31.7	93.9

	December 31, 2014		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$30.5	$32.2	$4.5	$25.2	$2.5
Federal funds sold and securities borrowed or purchased under agreements to resell	98.4	98.4	—	89.7	8.7
Loans(1)(2)	620.0	617.6	—	5.6	612.0
Other financial assets(2)(3)	213.8	213.8	8.3	151.9	53.6
Liabilities
Deposits	$897.6	$894.4	$—	$766.7	$127.7
Federal funds purchased and securities loaned or sold under agreements to repurchase	136.7	136.7	—	136.5	0.2
Long-term debt(4)	196.9	202.5	—	172.7	29.8
Other financial liabilities(5)	136.2	136.2	—	41.4	94.8

(1)
The carrying value of loans is net of the Allowance for loan losses of $14.6 billion for March 31, 2015 and $16.0 billion for December 31, 2014. In addition, the carrying values exclude $2.6 billion and $2.7 billion of lease finance receivables at March 31, 2015 and December 31, 2014, respectively.

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
The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2015 and December 31, 2014 were liabilities of $4.6 billion and $5.5 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

The following table presents the changes in fair value gains and losses for the three months ended March 31, 2015 and 2014 associated with those items for which the fair value option was elected:

	Changes in fair value gains (losses) for the
	Three Months Ended March 31,
In millions of dollars	2015	2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell and securities borrowed	$(4)	$122
Trading account assets	91	190
Investments	45	29
Loans
Certain corporate loans(1)	(49)	14
Certain consumer loans(1)	2	(24)
Total loans	$(47)	$(10)
Other assets
MSRs	(71)	(84)
Certain mortgage loans held for sale(2)	102	120
Total other assets	$31	$36
Total assets	$116	$367
Liabilities
Interest-bearing deposits	$10	$(24)
Federal funds purchased and securities loaned or sold under agreements to repurchase Selected portfolios of securities sold under agreements to repurchase and securities loaned	2	(6)
Trading account liabilities	29	3
Short-term borrowings	(1)	19
Long-term debt	(45)	(272)
Total liabilities	$(5)	$(280)

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810 Consolidation (SFAS 167) on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

Own Debt Valuation Adjustments
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a gain of $87 million and $34 million for the three months ended March 31, 2015 and 2014, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$10,445	$6,575	$10,290	$5,901
Aggregate unpaid principal balance in excess of (less than) fair value	419	13	234	125
Balance of non-accrual loans or loans more than 90 days past due	6	2	13	3
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	12	2	28	1
In addition to the amounts reported above, $1,760 million and $2,335 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2015 and December 31, 2014, respectively.

Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2015 and 2014 due to instrument-specific credit risk totaled to a loss of $1 million and $35 million, respectively.

Certain investments in unallocated precious metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.9 billion and $1.2 billion at March 31, 2015 and December 31, 2014, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of March 31, 2015, there were approximately $6.0 billion and $6.6 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

Certain mortgage loans HFS
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

The following table provides information about certain mortgage loans HFS carried at fair value at March 31, 2015 and December 31, 2014:

In millions of dollars	March 31, 2015	December 31, 2014
Carrying amount reported on the Consolidated Balance Sheet	$1,226	$1,447
Aggregate fair value in excess of unpaid principal balance	52	67
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2015 and 2014 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

Certain structured liabilities
The Company has elected the fair value option for certain structured liabilities whose performance is linked to structured interest rates, inflation, currency, equity, referenced credit or commodity risks. The Company elected the fair value option, because these exposures are considered to be trading-related positions and, therefore, are managed on a fair value basis. These positions will continue to be classified as debt, deposits or derivatives (Trading account liabilities) on the Company’s Consolidated Balance Sheet according to their legal form.

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at March 31, 2015 and December 31, 2014:

In billions of dollars	March 31, 2015	December 31, 2014
Interest rate linked	$10.1	$10.9
Foreign exchange linked	0.3	0.3
Equity linked	8.4	8.0
Commodity linked	1.6	1.4
Credit linked	2.2	2.5
Total	$22.6	$23.1
The change in fair value of these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Changes in fair value of these structured liabilities include an economic component for accrued interest, which is included in the change in fair value reported in Principal transactions.

Certain non-structured liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates. The Company has elected the fair value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. The change in fair value of these non-structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Related interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income.

The following table provides information about long-term debt carried at fair value, excluding debt issued by consolidated VIEs, at March 31, 2015 and December 31, 2014:

In millions of dollars	March 31, 2015	December 31, 2014
Carrying amount reported on the Consolidated Balance Sheet	$25,409	$26,180
Aggregate unpaid principal balance in excess of (less than) fair value	(268)	(151)
The following table provides information about short-term borrowings carried at fair value at March 31, 2015 and December 31, 2014:

In millions of dollars	March 31, 2015	December 31, 2014
Carrying amount reported on the Consolidated Balance Sheet	$926	$1,496
Aggregate unpaid principal balance in excess of (less than) fair value	(10)	31

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
The following tables present information about Citi’s guarantees at March 31, 2015 and December 31, 2014:

	Maximum potential amount of future payments
In billions of dollars at March 31, 2015 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.4	$71.6	$97.0	$239
Performance guarantees	7.0	4.4	11.4	25
Derivative instruments considered to be guarantees	11.5	73.1	84.6	2,437
Loans sold with recourse	—	0.2	0.2	15
Securities lending indemnifications(1)	147.3	—	147.3	—
Credit card merchant processing(1)	78.4	—	78.4	—
Custody indemnifications and other	—	52.2	52.2	55
Total	$269.6	$201.5	$471.1	$2,771

	Maximum potential amount of future payments
In billions of dollars at December 31, 2014 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.4	$73.0	$98.4	$242
Performance guarantees	7.1	4.8	11.9	29
Derivative instruments considered to be guarantees	12.5	79.2	91.7	2,806
Loans sold with recourse	—	0.2	0.2	15
Securities lending indemnifications(1)	127.5	—	127.5	—
Credit card merchant processing(1)	86.0	—	86.0	—
Custody indemnifications and other	—	48.9	48.9	54
Total	$258.5	$206.1	$464.6	$3,146

(1)
The carrying values of securities lending indemnifications and credit card merchant processing were not material for either period presented, as the probability of potential liabilities arising from these guarantees is minimal.

Financial standby letters of credit
Citi issues standby letters of credit, which substitute its own credit for that of the borrower. If a letter of credit is drawn down, the borrower is obligated to repay Citi. Standby letters of credit protect a third party from defaults on contractual obligations. Financial standby letters of credit include: (i) guarantees of payment of insurance premiums and reinsurance risks that support industrial revenue bond underwriting; (ii) settlement of payment obligations to clearing houses, including futures and over-the-counter derivatives clearing (see further discussion below); (iii) support options and purchases of securities in lieu of escrow deposit accounts; and (iv) letters of credit that backstop loans, credit facilities, promissory notes and trade acceptances.

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

Derivative instruments considered to be guarantees include only those instruments that require Citi to make payments to the counterparty based on changes in an underlying instrument that is related to an asset, a liability or an equity security held by the guaranteed party. More specifically, derivative instruments considered to be guarantees include certain over-the-counter written put options where the counterparty is not a bank, hedge fund or broker-dealer (such counterparties are considered to be dealers in these markets and may, therefore, not hold the underlying instruments). Credit derivatives sold by Citi are excluded from the tables above, as they are disclosed separately in Note 21 to the Consolidated Financial Statements. In instances where Citi’s maximum potential future payment is unlimited, the notional amount of the contract is disclosed.

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $216 million and $224 million at March 31, 2015 and December 31, 2014, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At March 31, 2015 and December 31, 2014, this maximum potential exposure was estimated to be $78 billion and $86 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At March 31, 2015 and December 31, 2014, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2015 and December 31, 2014, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2015 or December 31, 2014 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $6.7 billion at March 31, 2015, compared to $6.2 billion at December 31, 2014) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

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
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables

(payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner was approximately $4.1 billion and $3.2 billion as of March 31, 2015 and December 31, 2014, respectively.
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

Carrying Value—Guarantees and Indemnifications
At March 31, 2015 and December 31, 2014, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $2.8 billion and $3.1 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $63 billion at both March 31, 2015 and December 31, 2014. Securities and other marketable assets held as collateral amounted to $91 billion and $70 billion at March 31, 2015 and December 31, 2014, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.2 billion and $4.0 billion at March 31, 2015 and December 31, 2014, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of March 31, 2015 and December 31, 2014. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at March 31, 2015	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$72.5	$13.6	$10.9	$97.0
Performance guarantees	6.7	4.0	0.7	11.4
Derivative instruments deemed to be guarantees	—	—	84.6	84.6
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	147.3	147.3
Credit card merchant processing	—	—	78.4	78.4
Custody indemnifications and other	52.1	0.1	—	52.2
Total	$131.3	$17.7	$322.1	$471.1

	Maximum potential amount of future payments
In billions of dollars at December 31, 2014	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$73.0	$15.9	$9.5	$98.4
Performance guarantees	7.3	3.9	0.7	11.9
Derivative instruments deemed to be guarantees	—	—	91.7	91.7
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	127.5	127.5
Credit card merchant processing	—	—	86.0	86.0
Custody indemnifications and other	48.8	0.1	—	48.9
Total	$129.1	$19.9	$315.6	$464.6

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of March 31, 2015 and December 31, 2014:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2015	December 31, 2014
Commercial and similar letters of credit	$1,037	$4,678	$5,715	$6,634
One- to four-family residential mortgages	1,840	2,276	4,116	5,674
Revolving open-end loans secured by one- to four-family residential properties	13,597	2,359	15,956	16,098
Commercial real estate, construction and land development	6,817	1,172	7,989	9,242
Credit card lines	492,021	117,461	609,482	612,049
Commercial and other consumer loan commitments	152,069	84,347	236,416	243,680
Other commitments and contingencies	4,856	4,638	9,494	10,663
Total	$672,237	$216,931	$889,168	$904,040
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

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $50 billion and $53 billion with an original maturity of less than one year at March 31, 2015 and December 31, 2014, respectively.
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

25.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2014 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At March 31, 2015, Citigroup's estimate was materially unchanged from its estimate of approximately $4 billion at December 31, 2014, as more fully described in Note 28 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K.
As available information changes, the matters for which Citigroup is able to estimate will change, and the estimates themselves will change. In addition, while many estimates presented in financial statements and other financial disclosures involve significant judgment and may be subject to significant uncertainty, estimates of the range of reasonably possible loss arising from litigation and regulatory proceedings are subject to particular uncertainties. For example, at the time of making an estimate, Citigroup may have only preliminary, incomplete or inaccurate information about the facts underlying the claim; its assumptions about the future rulings of the court or other tribunal on significant issues, or the behavior and incentives of adverse parties or regulators, may prove to be wrong; and the outcomes it is attempting to predict are often not amenable to the use of statistical or other quantitative analytical tools. In addition, from time to time an outcome may occur that Citigroup had not accounted for in its estimates because it had deemed such an outcome to be remote. For all these reasons, the amount of loss in excess of accruals ultimately incurred for the matters as to which an estimate has been made could be substantially higher or lower than the range of loss included in the estimate.
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
For further information on ASC 450 and Citigroup's accounting and disclosure framework for contingencies, including for litigation and regulatory matters disclosed herein, see Note 28 to the Consolidated Financial Statements of Citigroup’s 2014 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters

Mortgage-Related Litigation and Other Matters
Mortgage-Backed Securities and CDO Investor Actions: On February 2, 2015, Citigroup Global Markets Inc. (CGMI) and its remaining co-defendants filed a stipulation of agreement and settlement in the class action NEW JERSEY CARPENTERS HEALTH FUND, ET AL. v. RESIDENTIAL CAPITAL, LLC, ET AL.  This settlement is subject to court approval.  Additional information relating to this action is publicly available in court filings under the docket number 08 Civ. 8781 (S.D.N.Y.) (Failla, J.).
On February 6, 2015, the Tennessee Consolidated Retirement System filed a complaint intervening in TENNESSEE CONSOLIDATED RETIREMENT SYSTEM v. J.P. MORGAN SECURITIES LLC, ET AL., asserting claims for fraud, negligent misrepresentation, and violation of the Tennessee Securities Act concerning CGMI’s alleged sale of residential mortgage-backed securities (MBS) to the Tennessee Consolidated Retirement System.  Additional information relating to this action is publicly available in court filings under the docket number 13-1729-II (Tenn. Ch. Ct.) (McCoy, Ch.).
As of March 31, 2015, the aggregate original purchase amount of the purchases at issue in the pending MBS and CDO investor suits was approximately $1.9 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with MBS and CDO investors threatening litigation was an additional approximately $1.4 billion.

Lehman Brothers Bankruptcy Proceedings
In connection with an adversary proceeding related to the Chapter 11 bankruptcy proceedings of Lehman Brothers Holdings Inc., in which plaintiffs assert, among other claims, objections to proofs of claim totaling approximately $2.6 billion filed by Citibank, N.A. and certain Citigroup affiliates, plaintiffs dismissed, with prejudice, their claim to avoid a $500 million transfer, pursuant to a stipulation entered by the Court on March 12, 2015. Discovery related to the remaining claims is ongoing. Additional information relating to this action is publicly available in court filings under the docket numbers 12-01044 and 08-13555 (Bankr. S.D.N.Y.) (Chapman, J.).

Tribune Company Bankruptcy
In KIRSCHNER v. FITZSIMONS, ET AL., claims against certain Citigroup affiliates have been dismissed or reduced in amount by orders dated January 13, January 15, March 26, and April 1, 2015.  Additional information relating to these actions is publicly available in court filings under the docket numbers 11 MD 2296 (S.D.N.Y.) (Sullivan, J.), 12 2296 (S.D.N.Y.) (Sullivan, J.), and 13-3992(L) (2d Cir.).

Foreign Exchange Matters
Regulatory Actions: Citigroup is in active discussions with the Department of Justice about a potential resolution of the previously-disclosed investigation by the Antitrust Division and the Criminal Division of the Department of Justice regarding Citigroup’s foreign exchange business. A resolution with the Department of Justice could include a guilty plea on an antitrust charge.
Antitrust and Other Litigation: On April 7, 2015, an action captioned STERK v. BANK OF AMERICA CORPORATION, ET AL. was brought in the United States District Court for the Southern District of New York against Citigroup, Citibank, N.A., and CGMI, as well as numerous other foreign exchange dealers. The plaintiffs seek to represent a putative class of investors who transacted in foreign exchange futures contracts and options on foreign exchange futures contracts, alleging that the class suffered losses as a result of the defendants’ alleged manipulation of, and collusion with respect to, the foreign exchange market. The plaintiffs assert a federal antitrust claim and claims under the Commodity Exchange Act, and seek compensatory damages, treble damages where authorized by statute, and declaratory relief. Additional information concerning this action is publicly available in court filings under the docket number 1:15-cv-2705 (S.D.N.Y.) (Schofield, J.).

Interbank Offered Rates-Related Litigation and Other Matters
Regulatory Actions: In connection with the previously disclosed investigation by the Department of Justice regarding submissions made by panel banks to bodies that publish various interbank offered rates and other benchmark rates, the Department of Justice has advised Citigroup that, based on the facts and circumstances as the Department of Justice currently understands them, the Department of Justice has decided to decline prosecution with respect to LIBOR.
Antitrust and Other Litigation: On March 31, 2015, the United States District Court for the Southern District of New York dismissed the action captioned 7 WEST 57th STREET REALTY CO. v. CITIGROUP, INC., ET AL., but permitted plaintiff to file a motion for leave to file a second amended complaint by June 1, 2015. Additional information concerning this action is publicly available in court filings under the docket number 1:13-cv-981 (S.D.N.Y.) (Gardephe, J.).
Citigroup and Citibank, N.A., as well as other U.S. dollar (USD) LIBOR panel banks, have been named as defendants in two putative class actions filed in the United States District Court for the Southern District of New York in which plaintiffs allege that they received depressed returns on

LIBOR-linked financial instruments as a result of defendants artificially suppressing USD LIBOR. In the first action, filed on February 24, 2015, and captioned NATIONAL ASBESTOS WORKERS PENSION FUND, ET AL. v. BANK OF AMERICA CORP., ET AL., plaintiffs assert federal antitrust claims and seek compensatory damages and declaratory relief. This action has been consolidated with other related cases in a multi-district litigation proceeding before Judge Buchwald in the United States District Court for the Southern District of New York. Additional information concerning this action is publicly available in court filings under the docket number 1:15-cv-01334 (S.D.N.Y.) (Buchwald, J.). In the second action, filed on April 16, 2015, and captioned AXIOM INVESTMENT ADVISORS, LLC, ET AL. v. BANK OF AMERICA CORP., ET AL., plaintiffs assert federal and state antitrust claims, RICO claims, and various common law claims against USD LIBOR panel banks and the British Bankers’ Association. Plaintiffs seek compensatory and punitive damages, disgorgement and restitution, and declaratory and injunctive relief. Additional information concerning this action is publicly available in court filings under the docket number 1:15-cv-02973 (S.D.N.Y.).

ISDAFIX-Related Litigation and Other Matters
Antitrust and Other Litigation: Beginning in September 2014, various plaintiffs filed putative class actions in the United States District Court for the Southern District of New York against Citigroup and other USD ISDAFIX panel banks, which are proceeding on a consolidated basis. On April 13, 2015, defendants filed a motion to dismiss the claims in plaintiffs’ amended consolidated complaint. Additional information concerning these actions is publicly available in court filings under the consolidated lead docket number 1:14-cv-7126 (S.D.N.Y.) (Furman, J.).

Oceanografia Fraud and Related Matters
In connection with the Mexican National Banking and Securities Commission’s (CNBV) continued review of Banamex’s compliance with the corrective action order, the CNBV recently imposed an additional fine of $90,000 on Banamex. Citigroup continues to cooperate fully with all of the inquiries related to the Oceanografía fraud.
Derivative Actions and Related Proceedings:  On April 24, 2015, in an action filed by Oklahoma Firefighters Pension & Retirement System, the Court of Chancery issued a decision adopting the Master’s September 30, 2014 recommendation granting in part and denying in part plaintiff’s request to inspect Citigroup’s books and records.  On May 5, 2015, Citigroup answered a similar complaint filed by Key West Municipal Firefighters & Police Officers’ Retirement Trust Fund.  Additional information concerning these actions is publicly available in court filings under the docket numbers C.A. No. 9587-ML (VCN) (Noble, V.C.) and C.A. No. 10468-ML (VCN) (Noble, V.C.).

Parmalat Litigation and Related Matters
On March 5, 2015, the Parma criminal court accepted plea bargain agreements reached with each of the defendants (eight current and former Citigroup employees) and closed criminal proceedings commenced by prosecutors in Parma.  As a result of the agreements, the Parma criminal court can no longer hear the civil complaint filed by the Parmalat administrator against Citigroup.  The Parmalat administrator is permitted to refile his claim in Italian civil court.
In January 2011, certain Parmalat institutional investors filed a civil complaint seeking damages of approximately 130 million euro against Citigroup and other financial institutions. In January 2015, the Court of Milan issued its first instance decision that denied relief to the investors in respect of all claims against Citigroup and other banks.

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended March 31, 2015:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2015
Open market repurchases(1)	3.0	$49.24	$149
Employee transactions(2)	—	—	N/A
February 2015
Open market repurchases(1)	0.7	50.27	113
Employee transactions(2)	0.4	51.19	N/A
March 2015
Open market repurchases(1)	2.2	52.65	—
Employee transactions(2)	—	—	N/A
Amounts as of March 31, 2015	6.3	$50.67	$—

(1)
Represents repurchases under the $1.2 billion 2014 common stock repurchase program (2014 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on April 23, 2014, which was part of the planned capital actions included by Citi in its 2014 Comprehensive Capital Analysis and Review (CCAR). Shares repurchased under the 2014 Repurchase Program are treasury stock. The 2014 Repurchase Program expired on March 31, 2015. In addition, on March 11, 2015, Citigroup announced a $7.8 billion common stock repurchase program during the five quarters starting in the second quarter of 2015 (2015 Repurchase Program), which was part of the planned capital actions included by Citi as part of its 2015 CCAR. The 2015 Repurchase Program expires on June 30, 2016. Shares repurchased under the 2015 Repurchase Program will be treasury stock. There were no open market repurchases during the first quarter of 2015 under the 2015 Repurchase Program.

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

N/A Not applicable

Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. See “Risk Factors-Business and Operational Risks” in Citi’s 2014 Annual Report on Form 10-K. For information on the ability of Citigroup’s subsidiary depository institutions and non-bank subsidiaries to pay dividends, see Note 19 to the Consolidated Financial Statements in Citi’s 2014 Annual Report on Form 10-K. Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations to its outstanding preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2015.

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

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

*    Denotes a management contract or compensatory plan or arrangement.
+    Filed herewith