Form 10-Q
period 2015-06-30
CITIGROUP INC
filed 2015-08-03
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Number of shares of Citigroup Inc. common stock outstanding on June 30, 2015: 3,009,845,273

Available on the web at www.citigroup.com

CITIGROUP INC SECOND QUARTER 2015—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) on February 25, 2015, including the historical audited consolidated financial statements of Citigroup reflecting the adoption of an accounting change (See Note 1 to the Consolidated Financial Statements) and certain realignments and reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on May 27, 2015 (2014 Annual Report on Form 10-K), and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015 (First Quarter of 2015 Form 10-Q).
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
Certain other reclassifications, have been made to the prior periods’ presentation.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2015—Continued Progress on Execution Priorities
Citi’s second quarter of 2015 reflected solid overall results and steady progress on its execution priorities, including:

•
Efficient resource allocation and disciplined expense management: Citi maintained disciplined expense management during the second quarter of 2015, even as it absorbed increased regulatory and compliance costs in Citicorp. Citi’s expense management in the current quarter was further aided by lower legal and related expenses and lower repositioning expenses in Citicorp as compared to the prior-year period, as discussed further below.

•
Continued wind down of Citi Holdings, while maintaining profitability: Citi continued to wind down Citi Holdings, including reducing its assets by $32 billion, or 22%, from the prior-year period. In addition, as previously announced, Citi currently has executed agreements to sell approximately $32 billion of the remaining assets in Citi Holdings, including OneMain Financial, the largest business remaining in Citi Holdings, subject to regulatory approvals and other closing conditions. As discussed further below, Citi Holdings also maintained profitability in the second quarter of 2015.

•
Utilization of deferred tax assets (DTAs): Citi utilized approximately $1.5 billion in DTAs during the first half of 2015, including approximately $300 million during the second quarter of 2015 (for additional information, see “Income Taxes” below).

While continuing to make progress on these initiatives in the first half of 2015, Citi expects the operating environment during the remainder of 2015 to remain challenging. Overall, economic growth remains uneven across the developed and emerging markets and uncertainty continues as to when interest rates may begin to rise. For more information on these and other trends and risks that could impact Citi’s businesses, results of operations and financial condition, see the discussion of each businesses’ results of operations, “Forward-Looking Statements” and Note 25 to the Consolidated Financial Statements below, as well as the “Risk Factors” section of Citi’s 2014 Annual Report on Form 10-K.

Second Quarter of 2015 Summary Results

Citigroup
Citigroup reported net income of $4.8 billion or $1.51 per diluted share, compared to $181 million or $0.03 per share in the prior-year period. Results in the second quarter of 2015 included $312 million ($196 million after-tax) of CVA/DVA, compared to negative $33 million (negative $20 million after-tax) in the second quarter of 2014. Second quarter of 2014 results also included the impact of a $3.8 billion charge, which consisted of $3.7 billion of legal expenses and a $55 million loan loss reserve build ($3.7 billion after-tax), to settle legacy RMBS and CDO-related claims, recorded in Citi Holdings.
Excluding these items, Citi reported net income of $4.7 billion in the second quarter of 2015, or $1.45 per diluted share, compared to $3.9 billion, or $1.24 per share, in the prior-year period. The 18% increase from the prior-year period was primarily driven by lower expenses, lower net credit losses and a lower effective tax rate (for additional information, see “Income Taxes” below), partially offset by lower revenues and a reduced net loan loss reserve release. (Citi’s results of operations excluding the impacts of CVA/DVA and the mortgage settlement are non-GAAP financial measures.)
Citi’s revenues, net of interest expense, were $19.5 billion in the second quarter of 2015, approximately unchanged versus the prior-year period. Excluding CVA/DVA, revenues were $19.2 billion, down 2% from the prior-year period, as Citicorp revenues were approximately unchanged and Citi Holdings revenues decreased 16%. Excluding CVA/DVA and the impact of foreign exchange translation into U.S. dollars for reporting purposes (FX translation), Citigroup revenues increased 3% from the prior-year period, as 5% growth in Citicorp revenues was partially offset by the decrease in Citi Holdings revenues. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.)

Expenses
Citigroup expenses decreased 30% versus the second quarter of 2014 to $10.9 billion. Excluding the impact of the mortgage settlement in the prior-year period, expenses fell 7%, mainly driven by lower legal and related expenses ($360 million compared to $402 million in the prior-year period) and repositioning costs ($61 million compared to $397 million in the prior-year period), as well as the impact of FX translation (which lowered expenses by approximately $681 million in the second quarter of 2015 compared to the prior-year period). Excluding the impact of FX translation, Citigroup’s expenses declined 1%, mainly driven by the lower legal and related expenses and repositioning costs.
Excluding the impact of FX translation, which lowered reported expenses by approximately $609 million in the second quarter of 2015 compared to the prior-year period, Citicorp expenses decreased 1%, as ongoing efficiency savings and lower legal and related expenses and repositioning costs were largely offset by higher regulatory and compliance costs. Citicorp expenses in the second quarter of 2015 included legal and related expenses of $297 million, compared to $387 million in the prior-year period, and $34 million of repositioning charges, compared to $354 million in the prior-year period.
Citi Holdings’ expenses were $1.1 billion, down 78% from the prior-year period. Excluding the impact of the mortgage settlement, Citi Holdings’ expenses decreased 13% from the prior-year period, primarily driven by the ongoing decline in Citi Holdings assets.

Credit Costs and Allowance for Loan Losses
Citi’s total provisions for credit losses and for benefits and claims of $1.6 billion declined 5% from the prior-year period.
Excluding the impact of the mortgage settlement, Citi’s total provisions for credit losses and for benefits and claims declined 2% as a lower net loan loss reserve release was more than offset by lower net credit losses, which declined 12% versus the prior-year period. The decline in net credit losses year-over-year included the impact of classifying OneMain Financial as held-for-sale at the end of the first quarter of 2015. As a result of the held-for-sale accounting treatment, approximately $160 million of OneMain Financial net credit losses were recorded as a reduction in revenue in Citi Holdings during the second quarter of 2015. Excluding the impact of the held-for-sale accounting treatment relating to OneMain Financial, net credit losses of $2.1 billion declined 5% versus the prior-year period.
Consumer net credit losses declined 17% to $1.8 billion, reflecting continued improvements in both North America Citi-branded cards and Citi retail services in Citicorp and the North America mortgage portfolio within Citi Holdings, as well as the impact of the OneMain Financial classification referenced above. Corporate net credit losses increased to $106 million from $11 million in the prior-year period. The increase related to a limited number of corporate loans, with the vast majority of these net credit losses offset by the release of related, previously-established loan loss reserves.
The net release of allowance for loan losses and unfunded lending commitments was $453 million in the second quarter of 2015, compared to a $641 million release in the prior-year period. Excluding the impact of the mortgage settlement, the net release of allowance for loan losses and unfunded lending commitments was $453 million compared to $696 million in the prior-year period. Citicorp’s net reserve release declined to $282 million from $426 million in prior-year period due to a lower reserve release in North America Global Consumer Banking (GCB), as credit continued to stabilize, partially offset by a larger net reserve release in Institutional Clients Group (ICG), driven by previously-mentioned loan loss reserve releases as well as improvement in the overall corporate portfolio. Citi Holdings’ net reserve release decreased 20% to $171 million. Excluding the impact of the mortgage settlement, Citi Holdings’ net reserve release decreased 37% to $171 million, primarily due to lower releases related to the North America mortgage portfolio, which also had lower net credit losses.
For additional information on Citi’s credit costs and allowance for loan losses, including delinquency trends in its credit portfolios, see “Credit Risk” below. Overall, Citi continues to expect its credit costs could increase during the remainder 2015, driven by loan growth as well as lower loan loss reserve releases.

Capital
Citi continued to grow its regulatory capital during the second quarter of 2015, even as it returned approximately $1.7 billion of capital to its shareholders in the form of common stock repurchases and increased dividends. Citigroup’s Tier 1 Capital and Common Equity Tier 1 Capital ratios, on a fully implemented basis, were 12.5% and 11.4% as of June 30, 2015, respectively, compared to 11.3% and 10.6% as of June 30, 2014 (all based on the Basel III Advanced Approaches for determining risk-weighted assets). Citigroup’s Supplementary Leverage ratio as of June 30, 2015, on a fully implemented basis, was 6.7%, compared to 5.8% as of June 30, 2014. For additional information on Citi’s capital ratios and related components, including the impact of Citi’s DTAs on its capital ratios, see “Capital Resources” and “Income Taxes” below.

Citicorp
Citicorp net income increased 27% from the prior-year period to $4.7 billion. CVA/DVA, recorded in ICG, was $303 million ($190 million after-tax) in the second quarter of 2015, compared to negative $32 million (negative $20 million after-tax) in the prior-year period (for a summary of CVA/DVA by business within ICG, see “Institutional Clients Group” below).
Excluding CVA/DVA, Citicorp’s net income was $4.5 billion, up 22% from the prior-year period, primarily driven by lower expenses, lower net credit losses and a lower effective tax rate, partially offset by a lower net loan loss reserve release.
Citicorp revenues, net of interest expense, increased 2% from the prior-year period to $17.8 billion. Excluding CVA/DVA, Citicorp revenues were $17.5 billion in the second quarter of 2015, approximately unchanged from the prior-year period. As referenced above, excluding CVA/DVA and the impact of FX translation, Citicorp’s revenues grew 5%, mostly driven by growth in ICG.
GCB revenues of $8.5 billion decreased 4% versus the prior-year period. Excluding the impact of FX translation, GCB revenues increased 1%, driven by growth in North America GCB and Latin America GCB. North America GCB revenues increased 1% to $4.8 billion as higher retail banking revenues were largely offset by lower revenues in Citi-branded cards. Retail banking revenues increased 11% to $1.3 billion versus the prior-year period, reflecting continued volume growth, higher mortgage origination activity and improved deposit spreads. Citi-branded cards revenues of $1.9 billion were down 5% versus the prior-year period, as the continued impact of lower average loans was partially offset by the impact of 5% growth in purchase sales and an improvement in spreads. Citi retail services revenues were unchanged at $1.6 billion, as spread improvements were offset by the continued impact of lower fuel prices and higher contractual partner payments. North America GCB average deposits of $171 billion were unchanged year-over-year and average retail loans of $49 billion grew 7%. Average card loans of $106 billion decreased 3%, while purchase sales of $66 billion increased 3% versus the prior-year period. For additional information on the results of operations of North America GCB for the second quarter of 2015, see “Global Consumer Banking-North America GCB” below.
International GCB revenues (consisting of EMEA GCB, Latin America GCB and Asia GCB) decreased 10% versus the prior-year period to $3.7 billion. Excluding the impact of FX translation, international GCB revenues increased 1% versus the prior-year period, reflecting a 3% increase in revenues in Latin America GCB and relatively unchanged revenues in Asia GCB (for the impact of FX translation on the second quarter of

2015 results of operations for each of Latin America GCB and Asia GCB, see the table accompanying the discussion of each respective business’ results of operations below). International GCB revenues, excluding the impact of FX translation, mainly reflected modest volume-related growth in Mexico and growth in retail banking (including wealth management) in Asia GCB, partially offset by lower cards revenues and the ongoing impact of regulatory changes in Asia GCB, as well as the impact of the sale of Citi’s consumer business in Honduras in Latin America GCB in the prior-year period. For additional information on the results of operations of Latin America GCB and Asia GCB (which includes the results of operations of EMEA GCB for reporting purposes) for the second quarter of 2015, see “Global Consumer Banking” below. Year-over-year, international GCB average deposits of $131 billion increased 4%, average retail loans of $101 billion increased 3%, investment sales of $23 billion increased 13%, average card loans of $27 billion increased 2% and card purchase sales of $26 billion increased 5%, all excluding the impact of FX translation.
ICG revenues were $8.9 billion in the second quarter of 2015, up 6% from the prior-year period. Excluding CVA/DVA, ICG revenues were $8.6 billion, up 2% from the prior-year period. Banking revenues of $4.4 billion, excluding CVA/DVA and the impact of mark-to-market losses on hedges related to accrual loans within corporate lending (see below), were largely unchanged from the prior-year period, as growth in the private bank was offset by lower underwriting activity within investment banking as well as the impact of FX translation. Investment banking revenues decreased 4% versus the prior-year period, as a 34% increase in advisory revenues to $258 million was more than offset by a 3% decrease in debt underwriting revenues to $729 million, and a 25% decrease in equity underwriting revenues to $296 million. Private bank revenues, excluding CVA/DVA, increased 13% to $746 million from the prior-year period, driven by increased loan and deposit balances and growth in investments and capital markets products.
Corporate lending revenues declined 8% to $379 million, including $66 million of mark-to-market losses on hedges related to accrual loans, compared to a $44 million loss in the prior-year period. Excluding the mark-to-market impact on hedges related to accrual loans in both periods, corporate lending revenues declined 2% versus the prior-year period to $445 million. Excluding the impact of FX translation, corporate lending revenues increased 4% year-over-year, as higher volumes were partially offset by lower spreads. Treasury and trade solutions revenues decreased 1% versus the prior-year period to $2.0 billion. Excluding the impact of FX translation, treasury and trade solutions revenues increased 5%, as continued growth in deposit balances and spreads was partially offset by lower trade revenues.
Markets and securities services revenues of $4.2 billion, excluding CVA/DVA, increased 4% from the prior-year period. Fixed income markets revenues of $3.1 billion, excluding CVA/DVA, decreased 1% from the prior-year period, as continued strength in rates and currencies revenues was more than offset by lower revenues in spread products. Equity markets revenues of $653 million, excluding CVA/

DVA, decreased 1% versus the prior year period. The second quarter of 2015 included a charge of $175 million for valuation adjustments related to certain financing transactions. Excluding these adjustments, equity markets revenues would have increased by 26%, mostly reflecting improvement in derivatives. Securities services revenues of $557 million increased 7% versus the prior-year period reflecting increased activity and higher client balances, partially offset by the impact of FX translation. For additional information on the results of operations of ICG for the second quarter of 2015, including the impact of CVA/DVA on the applicable businesses, see “Institutional Clients Group” below.
Corporate/Other revenues were $370 million, a $281 million increase from the prior-year period primarily driven by gains on debt buybacks and real estate sales in the current quarter, partially offset by hedging activities. For additional information on the results of operations of Corporate/Other for the second quarter of 2015, see “Corporate/Other” below.
Citicorp end-of-period loans decreased 1% from the prior-year period to $573 billion, as consumer loans decreased 4% while corporate loans increased 2%. Excluding the impact of FX translation, Citicorp loans grew 4%, with 6% growth in corporate loans and 1% growth in consumer loans.

Citi Holdings
Citi Holdings’ net income was $163 million in the second quarter of 2015, compared to a net loss of $3.5 billion in the prior-year period. CVA/DVA was $9 million ($6 million after-tax) in the second quarter of 2015, compared to negative $1 million in the prior-year period. Excluding the impact of CVA/DVA in both periods and the impact of the mortgage settlement in the prior-year period, Citi Holdings’ net income was $157 million in the current quarter, compared to $234 million in the prior-year period, primarily reflecting lower revenues, partially offset by the lower expenses and lower credit costs.
Citi Holdings’ revenues decreased 16% to $1.7 billion from the prior-year period, primarily driven by the overall wind down of the portfolio as well as the impact of the previously-referenced recording of OneMain Financial net credit losses as a reduction in revenue. For additional information on the results of operations of Citi Holdings in the second quarter of 2015, see “Citi Holdings” below.
At the end of the current quarter, Citi Holdings’ assets were $116 billion, 22% below the prior-year period, and represented approximately 6% of Citi’s total GAAP assets and 13% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per-share amounts and ratios	2015	2014	% Change	2015	2014	% Change
Net interest revenue	$11,822	$11,946	(1)%	$23,394	$23,705	(1)%
Non-interest revenue	7,648	7,479	2	15,812	15,926	(1)%
Revenues, net of interest expense	$19,470	$19,425	—%	$39,206	$39,631	(1)%
Operating expenses	10,928	15,521	(30)	21,812	27,670	(21)%
Provisions for credit losses and for benefits and claims	1,648	1,730	(5)	3,563	3,704	(4)%
Income from continuing operations before income taxes	$6,894	$2,174	NM	$13,831	$8,257	68%
Income taxes	2,036	1,921	6	4,156	4,052	3%
Income from continuing operations	$4,858	$253	NM	$9,675	$4,205	NM
Income (loss) from discontinued operations, net of taxes (1)	6	(22)	NM	1	15	(93)%
Net income before attribution of noncontrolling interests	$4,864	$231	NM	$9,676	$4,220	NM
Net income attributable to noncontrolling interests	18	50	(64)	60	95	(37)%
Citigroup’s net income	$4,846	$181	NM	$9,616	$4,125	NM
Less:
Preferred dividends-Basic	$202	$100	NM	$330	$224	47%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	64	1	NM	126	64	97%
Income allocated to unrestricted common shareholders for basic and diluted EPS	$4,580	$80	NM	$9,160	$3,837	NM
Earnings per share
Basic
Income from continuing operations	$1.51	$0.03	NM	$3.03	$1.26	NM
Net income	1.52	0.03	NM	3.03	1.26	NM
Diluted
Income from continuing operations	$1.51	$0.03	NM	$3.02	$1.26	NM
Net income	1.51	0.03	NM	3.02	1.26	NM
Dividends declared per common share	0.05	0.01	NM	0.06	0.02	NM

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

	Citigroup Inc. and Consolidated Subsidiaries
	Second Quarter			Six Months
In millions of dollars, except per-share amounts, ratios and direct staff	2015	2014	% Change	2015	2014	% Change
At June 30:
Total assets	$1,829,370	$1,909,369	(4)%
Total deposits (2)	908,037	965,725	(6)
Long-term debt	211,845	226,984	(7)
Citigroup common stockholders’ equity	205,472	202,048	2
Total Citigroup stockholders’ equity	219,440	211,016	4
Direct staff (in thousands)	237	244	(3)
Performance metrics
Return on average assets	1.06%	0.04%		1.05%	0.44%
Return on average common stockholders’ equity (3)	9.1	0.2		9.2	7.0
Return on average total stockholders’ equity (3)	8.9	0.3		9.0	6.9
Efficiency ratio (Operating expenses/Total revenues)	56	80		56	70
Basel III ratios - full implementation
Common Equity Tier 1 Capital (4)	11.37%	10.57%
Tier 1 Capital (4)	12.54	11.35
Total Capital (4)	14.14	12.70
Supplementary Leverage ratio (5)	6.72	5.82
Citigroup common stockholders’ equity to assets	11.23%	10.58%
Total Citigroup stockholders’ equity to assets	12.00	11.05
Dividend payout ratio (6)	3	33
Book value per common share	$68.27	$66.64	2%
Ratio of earnings to fixed charges and preferred stock dividends	3.05x	1.57x		3.09x	2.08x

(1)
Discontinued operations include Credicard, Citi Capital Advisors and Egg Banking credit card business. See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

(2)
Reflects reclassification of approximately $20 billion of deposits to held-for-sale (Other liabilities) at June 30, 2015 as a result of the agreement in December 2014 to sell Citi’s retail banking business in Japan. See Note 2 to the Consolidated Financial Statements.

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

NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
The following tables show the income (loss) and revenues for Citigroup on a segment and business view:
CITIGROUP INCOME

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2015	2014		2015	2014
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,067	$1,074	(1)%	$2,207	$2,092	5%
Latin America	225	275	(18)	469	566	(17)
Asia (1)	338	214	58	679	579	17
Total	$1,630	$1,563	4%	$3,355	$3,237	4%
Institutional Clients Group
North America	$978	$1,096	(11)%	$1,993	$2,401	(17)%
EMEA	684	570	20	$1,541	$1,362	13%
Latin America	470	427	10	883	767	15
Asia	703	473	49	1,382	984	40
Total	$2,835	$2,566	10%	$5,799	$5,514	5%
Corporate/Other	$230	$(384)	NM	$211	$(772)	NM
Total Citicorp	$4,695	$3,745	25%	$9,365	$7,979	17%
Citi Holdings	$163	$(3,492)	NM	$310	$(3,774)	NM
Income from continuing operations	$4,858	$253	NM	$9,675	$4,205	NM
Discontinued operations	$6	$(22)	NM	$1	$15	(93)%
Net income attributable to noncontrolling interests	18	50	(64)%	60	95	(37)%
Citigroup’s net income	$4,846	$181	NM	$9,616	$4,125	NM

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2015	2014		2015	2014
CITICORP
Global Consumer Banking
North America	$4,823	$4,787	1%	$9,817	$9,577	3%
Latin America	1,848	2,136	(13)	3,683	4,219	(13)
Asia (1)	1,878	2,021	(7)	3,711	3,992	(7)
Total	$8,549	$8,944	(4)%	$17,211	$17,788	(3)%
Institutional Clients Group
North America	$3,285	$3,154	4%	$6,588	$6,715	(2)%
EMEA	2,543	2,430	5	5,306	5,201	2
Latin America	1,111	1,149	(3)	2,176	2,250	(3)
Asia	1,939	1,669	16	3,836	3,390	13
Total	$8,878	$8,402	6%	$17,906	$17,556	2%
Corporate/Other	$370	$89	NM	$582	$312	87%
Total Citicorp	$17,797	$17,435	2%	$35,699	$35,656	—%
Citi Holdings	$1,673	$1,990	(16)%	$3,507	$3,975	(12)%
Total Citigroup net revenues	$19,470	$19,425	—%	$39,206	$39,631	(1)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.
NM Not meaningful.

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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of consumer banking in North America, Latin America, EMEA and Asia) and Institutional Clients Group (which includes Banking and Markets and securities services). Citicorp also includes Corporate/Other. At June 30, 2015, Citicorp had $1.7 trillion of assets and $900 billion of deposits, representing 94% of Citi’s total assets and 99% of Citi’s total deposits, respectively.

	Second Quarter			Six Months		% Change
In millions of dollars except as otherwise noted	2015	2014	% Change	2015	2014
Net interest revenue	$10,821	$10,709	1%	$21,338	$21,292	—%
Non-interest revenue	6,976	6,726	4	14,361	14,364	—
Total revenues, net of interest expense	$17,797	$17,435	2%	$35,699	$35,656	—%
Provisions for credit losses and for benefits and claims
Net credit losses	$1,662	$1,747	(5)%	$3,211	$3,613	(11)%
Credit reserve build (release)	(235)	(398)	41	(241)	(698)	65
Provision for loan losses	$1,427	$1,349	6%	$2,970	$2,915	2%
Provision for benefits and claims	21	26	(19)	49	67	(27)
Provision for unfunded lending commitments	(47)	(28)	(68)	(79)	(51)	(55)
Total provisions for credit losses and for benefits and claims	$1,401	$1,347	4%	$2,940	$2,931	—%
Total operating expenses	$9,824	$10,499	(6)%	$19,551	$20,630	(5)%
Income from continuing operations before taxes	$6,572	$5,589	18%	$13,208	$12,095	9%
Income taxes	1,877	1,844	2	3,843	4,116	(7)
Income from continuing operations	$4,695	$3,745	25%	$9,365	$7,979	17%
Income (loss) from discontinued operations, net of taxes	6	(22)	NM	1	15	(93)
Noncontrolling interests	18	50	(64)	59	93	(37)
Net income	$4,683	$3,673	27%	$9,307	$7,901	18%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,713	$1,761	(3)%
Average assets	1,722	1,755	(2)	1,725	1,746	(1)
Return on average assets	1.09%	0.84%		1.09%	0.91%
Efficiency ratio	55%	60%		55	58
Total EOP loans	$573	$578	(1)
Total EOP deposits	$900	$913	(1)
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical consumer banking businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is a globally diversified business with 3,015 branches in 24 countries around the world as of June 30, 2015. At June 30, 2015, GCB had $395 billion of assets and $305 billion of deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	Second Quarter			Six Months
In millions of dollars except as otherwise noted	2015	2014	% Change	2015	2014	% Change
Net interest revenue	$6,692	$6,933	(3)%	$13,393	$13,734	(2)%
Non-interest revenue	1,857	2,011	(8)	3,818	4,054	(6)
Total revenues, net of interest expense	$8,549	$8,944	(4)%	$17,211	$17,788	(3)%
Total operating expenses	$4,618	$5,120	(10)%	$9,170	$9,991	(8)%
Net credit losses	$1,579	$1,738	(9)%	$3,130	$3,470	(10)%
Credit reserve build (release)	(103)	(302)	66	(216)	(515)	58
Provision (release) for unfunded lending commitments	(1)	(3)	67	(2)	(6)	67
Provision for benefits and claims	21	26	(19)	49	67	(27)
Provisions for credit losses and for benefits and claims	$1,496	$1,459	3%	$2,961	$3,016	(2)%
Income from continuing operations before taxes	$2,435	$2,365	3%	$5,080	$4,781	6%
Income taxes	805	802	—	1,725	1,544	12
Income from continuing operations	$1,630	$1,563	4%	$3,355	$3,237	4%
Noncontrolling interests	5	6	(17)	—	13	(100)
Net income	$1,625	$1,557	4%	$3,355	$3,224	4%
Balance Sheet data (in billions of dollars)
Average assets	$394	$409	(4)%	$394	$408	(3)%
Return on average assets	1.65%	1.53%		1.72%	1.60%
Efficiency ratio	54%	57%		53%	56%
Total EOP assets	$395	$414	(5)
Average deposits	302	308	(2)	$302	$305	(1)
Net credit losses as a percentage of average loans	2.24%	2.39%		2.23%	2.42%
Revenue by business
Retail banking	$3,776	$3,845	(2)%	$7,550	$7,634	(1)%
Cards (1)	4,773	5,099	(6)	9,661	10,154	(5)
Total	$8,549	$8,944	(4)%	$17,211	$17,788	(3)%
Income from continuing operations by business
Retail banking	$555	$357	55%	$1,129	$783	44%
Cards (1)	1,075	1,206	(11)	2,226	2,454	(9)
Total	$1,630	$1,563	4%	$3,355	$3,237	4%
(Table continues on next page.)

Foreign currency (FX) translation impact
Total revenue-as reported	$8,549	$8,944	(4)%	$17,211	$17,788	(3)%
Impact of FX translation (2)	—	(485)		—	(857)
Total revenues-ex-FX	$8,549	$8,459	1%	$17,211	$16,931	2%
Total operating expenses-as reported	$4,618	$5,120	(10)%	$9,170	$9,991	(8)%
Impact of FX translation (2)	—	(296)		—	(509)
Total operating expenses-ex-FX	$4,618	$4,824	(4)%	$9,170	$9,482	(3)%
Total provisions for LLR & PBC-as reported	$1,496	$1,459	3%	$2,961	$3,016	(2)%
Impact of FX translation (2)	—	(124)		—	(210)
Total provisions for LLR & PBC-ex-FX	$1,496	$1,335	12%	$2,961	$2,806	6%
Net income-as reported	$1,625	$1,557	4%	$3,355	$3,224	4%
Impact of FX translation (2)	—	(36)		—	(65)
Net income-ex-FX	$1,625	$1,521	7%	$3,355	$3,159	6%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2015 average exchange rates for all periods presented.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small to mid-size businesses in the U.S. North America GCB’s 779 retail bank branches as of June 30, 2015 were largely concentrated in the greater metropolitan areas of New York, Chicago, Miami, Washington, D.C., Boston, Los Angeles and San Francisco.
At June 30, 2015, North America GCB had approximately 11.2 million retail banking customer accounts, $48.8 billion of retail banking loans and $173.5 billion of deposits. In addition, North America GCB had approximately 111.3 million Citi-branded and Citi retail services credit card accounts, with $107.7 billion in outstanding card loan balances.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2015	2014		2015	2014
Net interest revenue	$4,280	$4,211	2%	$8,585	$8,398	2%
Non-interest revenue	543	576	(6)	1,232	1,179	4
Total revenues, net of interest expense	$4,823	$4,787	1%	$9,817	$9,577	3%
Total operating expenses	$2,267	$2,349	(3)%	$4,559	$4,788	(5)%
Net credit losses	$1,000	$1,072	(7)%	$1,961	$2,174	(10)%
Credit reserve build (release)	(109)	(397)	73	(209)	(668)	69
Provisions for benefits and claims	9	11	(18)	19	18	6
Provision for unfunded lending commitments	—	1	(100)	1	3	(67)
Provisions for credit losses and for benefits and claims	$900	$687	31%	$1,772	$1,527	16%
Income from continuing operations before taxes	$1,656	$1,751	(5)%	$3,486	$3,262	7%
Income taxes	589	677	(13)	1,279	1,170	9
Income from continuing operations	$1,067	$1,074	(1)%	$2,207	$2,092	5%
Noncontrolling interests	(1)	(1)	—	(1)	(1)	—
Net income	$1,068	$1,075	(1)%	$2,208	$2,093	5%
Balance Sheet data (in billions of dollars)
Average assets	$206	$209	(1)%	$207	$210	(1)%
Return on average assets	2.08%	2.06%		2.15%	2.01%
Efficiency ratio	47%	49%		46%	50%
Average deposits	$170.9	$171.0	—	$171.3	$170.9	—
Net credit losses as a percentage of average loans	2.59%	2.78%		2.55%	2.82%
Revenue by business
Retail banking	$1,307	$1,177	11%	$2,655	$2,321	14%
Citi-branded cards	1,933	2,029	(5)	3,942	4,050	(3)
Citi retail services	1,583	1,581	—	3,220	3,206	—
Total	$4,823	$4,787	1%	$9,817	$9,577	3%
Income from continuing operations by business
Retail banking	$189	$90	NM	$386	$108	NM
Citi-branded cards	499	555	(10)	1,038	1,119	(7)
Citi retail services	379	429	(12)	783	865	(9)
Total	$1,067	$1,074	(1)%	$2,207	$2,092	5%

NM Not meaningful

2Q15 vs. 2Q14
Net income decreased 1% due to a lower net loan loss reserve release, partially offset by higher revenues, lower expenses and lower net credit losses.
Revenues increased 1%, primarily reflecting higher revenues in retail banking, largely offset by lower revenues in Citi-branded cards. Net interest revenue increased 2%, primarily due to continued volume growth in retail banking and improved deposit spreads, which more than offset continued lower average loans in Citi-branded cards. Non-interest revenue decreased 6%, largely driven by higher customer rewards costs in Citi-branded cards, partially offset by higher mortgage origination revenues due to higher U.S. mortgage refinancing activity. The decrease in non-interest revenues was also due to a continued decline in Citi retail services non-interest revenues, primarily reflecting higher contractual partner payments.
Retail banking revenues increased 11% due to 7% growth in average loans, 7% growth in checking deposits, improved deposit spreads and the higher mortgage origination revenues. This growth occurred despite the fact that, consistent with GCB’s strategy, since the second quarter of 2014, North America GCB closed or sold 133 branches (a 15% decline from the prior-year period). Increasing interest rates could negatively impact mortgage revenues going forward.
Cards revenues declined 3% due to a 3% decrease in average loans, partially offset by a 3% increase in purchase sales. In Citi-branded cards, revenues decreased 5% as the continued impact of lower average loans (down 5%) and the higher customer rewards costs were partially offset by a 5% increase in purchase sales and an improvement in spreads. The decline in average loans was driven primarily by the continued reduction in promotional balances and, to a lesser extent, increased customer payment rates.
Citi retail services revenues were unchanged, as the impact of higher spreads was offset by the continued impact of lower fuel prices on purchase sales and the higher contractual partner payments. Purchase sales in Citi retail services decreased 1% from the prior-year period, largely due to the impact of lower fuel prices.
Expenses decreased 3% as ongoing cost reduction initiatives, including as a result of North America GCB’s branch rationalization strategy, were partially offset by increased investment spending. North America GCB expects increased investment spending to continue during the remainder of 2015, primarily in U.S. branded cards.
Provisions increased 31% due to lower net loan loss reserve releases (73%), partially offset by lower net credit losses (7%). Net credit losses declined in Citi-branded cards (down 12% to $503 million) and in Citi retail services (down 2% to $457 million). The lower net loan loss reserve release reflected continued stabilization in the cards portfolios.

2015 YTD vs. 2014 YTD
Year-to-date, North America GCB has experienced similar trends to those described above. Net income increased 5% due to higher revenues, lower expenses and lower net credit losses, partially offset by a lower net loan loss reserve release.
Revenues increased 3%, primarily reflecting higher revenues in retail banking, partially offset by lower revenues in Citi-branded cards. Retail banking revenues increased 14% due to 7% growth in average loans, a gain on sale of approximately $110 million related to the sale of branches in Texas compared to a gain of approximately $70 million related to a sale-leaseback transaction in the prior-year period, the higher mortgage origination revenues and improved deposit spreads. Cards revenues decreased 1%, as Citi-branded cards, revenues decreased 3% and Citi retail services revenues were unchanged, driven by the same factors described above.
Expenses decreased 5%, driven by the same factors described above.
Provisions increased 16% due to the lower net loan loss reserve releases (69%), partially offset by lower net credit losses (10%) driven by cards.

LATIN AMERICA GCB
Latin America GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico and Brazil. Latin America GCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with 1,497 branches as of June 30, 2015.
At June 30, 2015, Latin America GCB had 1,699 retail branches, with approximately 30.7 million retail banking customer accounts, $25.7 billion in retail banking loans and $42.1 billion in deposits. In addition, the business had approximately 8.0 million Citi-branded card accounts with $8.3 billion in outstanding loan balances.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2015	2014		2015	2014
Net interest revenue	$1,241	$1,432	(13)%	$2,483	$2,796	(11)%
Non-interest revenue	607	704	(14)	1,200	1,423	(16)
Total revenues, net of interest expense	$1,848	$2,136	(13)%	$3,683	$4,219	(13)%
Total operating expenses	$1,162	$1,254	(7)%	$2,242	$2,457	(9)%
Net credit losses	$392	$454	(14)%	$809	$890	(9)%
Credit reserve build (release)	7	109	(94)	29	160	(82)
Provision (release) for unfunded lending commitments	3	1	NM	—	—	(100)
Provision for benefits and claims	12	15	(20)	30	49	(39)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$414	$579	(28)%	$868	$1,099	(21)%
Income from continuing operations before taxes	$272	$303	(10)%	$573	$663	(14)%
Income taxes	47	28	68	104	97	7
Income from continuing operations	$225	$275	(18)%	$469	$566	(17)%
Noncontrolling interests	2	2	—	2	4	(50)
Net income	$223	$273	(18)%	$467	$562	(17)%
Balance Sheet data (in billions of dollars)
Average assets	$66	$77	(14)%	$67	$77	(13)%
Return on average assets	1.36%	1.42%		1.41%	1.49%
Efficiency ratio	63%	59%		61%	58%
Average deposits	$41.7	$45.2	(8)	$42.0	$44.5	(6)
Net credit losses as a percentage of average loans	4.60%	4.63%		4.74%	4.71%
Revenue by business
Retail banking	$1,269	$1,431	(11)%	$2,520	$2,851	(12)%
Citi-branded cards	579	705	(18)	1,163	1,368	(15)
Total	$1,848	$2,136	(13)%	$3,683	$4,219	(13)%
Income from continuing operations by business
Retail banking	$143	$206	(31)%	$297	$410	(28)%
Citi-branded cards	82	69	19	172	156	10
Total	$225	$275	(18)%	$469	$566	(17)%
Foreign currency (FX) translation impact
Total revenues-as reported	$1,848	$2,136	(13)%	$3,683	$4,219	(13)%
Impact of FX translation (1)	—	(341)		—	(596)
Total revenues-ex-FX	$1,848	$1,795	3%	$3,683	$3,623	2%
Total operating expenses-as reported	$1,162	$1,254	(7)%	$2,242	$2,457	(9)%
Impact of FX translation (1)	—	(180)		—	(312)
Total operating expenses-ex-FX	$1,162	$1,074	8%	$2,242	$2,145	5%
Provisions for LLR & PBC-as reported	$414	$579	(28)%	$868	$1,099	(21)%
Impact of FX translation (1)	—	(100)		—	(169)
Provisions for LLR & PBC-ex-FX	$414	$479	(14)%	$868	$930	(7)%
Net income-as reported	$223	$273	(18)%	$467	$562	(17)%
Impact of FX translation (1)	—	(38)		—	(62)
Net income-ex-FX	$223	$235	(5)%	$467	$500	(7)%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2015 average exchange rates for all periods presented.
NM Not Meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q15 vs. 2Q14
Net income decreased 5%, primarily due to higher expenses, partially offset by higher revenues and lower credit costs.
Revenues increased 3%, primarily due to modest volume growth in Mexico (2% increase in average loans and 5% increase in average deposits), partially offset by the impact of the sale of the Honduras consumer business in the prior-year period. Net interest revenue increased 4% due to loan and deposit growth and stable spreads in Mexico, partially offset by ongoing spread compression in other Latin America markets and the impact of the sale of the Honduras consumer business in the prior-year period. Non-interest revenue increased 1%, primarily driven by investment sales in Mexico, partially offset by the impact of the sale of the Honduras consumer business in the prior-year period.
Retail banking revenues increased 5%, primarily due to the volume growth in Mexico, as increases in average loans, and average deposits were partially offset by the impact of the sale of the Honduras consumer business in the prior-year period. Cards revenues decreased 1%, primarily due to lower growth in Mexico due to declines in average loans resulting from the previously disclosed fiscal reforms, which is expected to continue in the near term.
Slow economic growth in the region, including continued weaker economic growth in Mexico, could continue to negatively impact revenue growth in Latin America GCB during the remainder of 2015.
Expenses increased 8%, primarily due to higher legal and related expenses, mandatory salary increases in certain countries, increased regulatory and compliance spending and technology infrastructure upgrades, partially offset by efficiency savings.
Provisions decreased 14%, primarily due to a lower net loan loss reserve build, partially offset by higher net credit losses. Net credit losses increased 4%, primarily driven by portfolio growth. The net loan loss reserve build declined 92% due to a lower build related to Mexico cards.

Argentina/Venezuela
For additional information on Citi’s exposures and risks in Argentina and Venezuela, see “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk-Country and Cross-Border Risk” below.

2015 YTD vs. 2014 YTD
Year-to-date, Latin America GCB has experienced similar trends to those described above. Net income decreased 7%, primarily due to higher expenses, partially offset by higher revenues and lower credit costs.
Revenues increased 2%, primarily due to higher volume growth in Mexico (1% increase in average loans and 7% increase in average deposits), partially offset by the impact of business divestitures in the prior-year period, including the sale of the Honduras consumer business in the second quarter of 2014 and the partial sale of Citi’s indirect investment in Banco de Chile in the first quarter of 2014. Net interest revenue increased 4% due to loan and deposit growth and stable spreads in Mexico, partially offset by ongoing spread compression in other Latin America markets and the impact of the business divestitures in the prior-year period. Non-interest revenue decreased 3%, primarily due to the impact of the business divestitures in the prior-year period. Retail banking revenues increased 2%, driven by the same factors described above as well as the partial sale of Citi’s indirect investment in Banco de Chile in the prior-year period. Cards revenues were unchanged, as modest growth in Mexico was largely offset by declines in other Latin America markets.
Expenses increased 5%, driven by the factors described above.
Provisions decreased 7%, primarily due to a lower net loan loss reserve build, partially offset by higher net credit losses. Net credit losses increased 7%, primarily driven by portfolio growth and continued seasoning in the Mexico cards portfolio. The net loan loss reserve build declined 79% due to a lower build related to Mexico cards, partially offset by a build in Brazil commercial banking.

ASIA GCB
Asia GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in Korea, Singapore, Hong Kong, Australia, Taiwan, India, Thailand, Indonesia, Malaysia and the Philippines as of June 30, 2015. In addition, for reporting purposes, Asia GCB includes the results of operations of EMEA GCB, which provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Poland, Russia and the United Arab Emirates.
At June 30, 2015, on a combined basis, the businesses had 537 retail branches, approximately 17.5 million retail banking customer accounts, $75.3 billion in retail banking loans and $89.6 billion in deposits. In addition, the businesses had approximately 17.3 million Citi-branded card accounts with $18.1 billion in outstanding loan balances.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted (1)	2015	2014		2015	2014
Net interest revenue	$1,171	$1,290	(9)%	$2,325	$2,540	(8)%
Non-interest revenue	707	731	(3)	1,386	1,452	(5)
Total revenues, net of interest expense	$1,878	$2,021	(7)%	$3,711	$3,992	(7)%
Total operating expenses	$1,189	$1,517	(22)%	$2,369	$2,746	(14)%
Net credit losses	$187	$212	(12)%	$360	$406	(11)%
Credit reserve build (release)	(1)	(14)	93	(36)	(7)	NM
Provision for unfunded lending commitments	(4)	(5)	20	(3)	(9)	67
Provisions for credit losses	$182	$193	(6)%	$321	$390	(18)%
Income from continuing operations before taxes	$507	$311	63%	$1,021	$856	19%
Income taxes	169	97	74	342	277	23
Income from continuing operations	$338	$214	58%	$679	$579	17%
Noncontrolling interests	4	5	(20)	(1)	10	NM
Net income	$334	$209	60%	$680	$569	20%
Balance Sheet data (in billions of dollars)
Average assets	$122	$123	(1)%	$120	$122	(2)%
Return on average assets	1.10%	0.68%		1.14%	0.94%
Efficiency ratio	63%	75%		64%	69%
Average deposits	$89.5	$91.3	(2)	$89.0	$89.9	(1)
Net credit losses as a percentage of average loans	0.80%	0.87%		0.78%	0.85%
Revenue by business
Retail banking	$1,200	$1,237	(3)%	$2,375	$2,462	(4)%
Citi-branded cards	678	784	(14)	1,336	1,530	(13)
Total	$1,878	$2,021	(7)%	$3,711	$3,992	(7)%
Income from continuing operations by business
Retail banking	$223	$61	NM	$446	$265	68%
Citi-branded cards	115	153	(25)	233	314	(26)
Total	$338	$214	58%	$679	$579	17%

Foreign currency (FX) translation impact
Total revenues-as reported	$1,878	$2,021	(7)%	$3,711	$3,992	(7)%
Impact of FX translation (2)	—	(144)		—	(261)
Total revenues-ex-FX	$1,878	$1,877	—%	$3,711	$3,731	(1)%
Total operating expenses-as reported	$1,189	$1,517	(22)%	$2,369	$2,746	(14)%
Impact of FX translation (2)	—	(116)		—	(197)
Total operating expenses-ex-FX	$1,189	$1,401	(15)%	$2,369	$2,549	(7)%
Provisions for loan losses-as reported	$182	$193	(6)%	$321	$390	(18)%
Impact of FX translation (2)	—	(24)		—	(41)
Provisions for loan losses-ex-FX	$182	$169	8%	$321	$349	(8)%
Net income-as reported	$334	$209	60%	$680	$569	20%
Impact of FX translation (2)	—	2		—	(3)
Net income-ex-FX	$334	$211	58%	$680	$566	20%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the second quarter of 2015 average exchange rates for all periods presented.

NM	Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q15 vs. 2Q14
Net income increased 58%, primarily due to lower expenses, partially offset by higher credit costs.
Revenues were unchanged. Non-interest revenue increased 2%, primarily driven by higher fee revenues. Net interest revenue declined 1%, driven by the ongoing impact of regulatory changes and continued spread compression.
Retail banking revenues increased 3%, primarily due to higher insurance fee revenues and volumes, as investment sales increased 41% reflecting market trends, average retail deposits increased 5% and average retail loans increased 2%, partially offset by continued spread compression and regulatory changes.
Cards revenues decreased 5% driven by the ongoing impact of spread compression, continued higher payment rates and the impact of regulatory changes, particularly in Singapore, Taiwan, Australia and Poland, partially offset by volume growth (4% increase in average loans and a 5% increase in purchase sales). While Citi could continue to experience a negative impact on Asia cards revenues from spread compression and regulatory changes in several markets, it continues to believe these impacts could abate somewhat in the second half of 2015.
Expenses decreased 15%, largely due to the absence of approximately $270 million of repositioning charges in Korea in the prior year period and efficiency savings, partially offset by higher investment spending, regulatory and compliance costs and volume-related growth.
Provisions increased 8%, primarily due to a lower net loan loss reserve release, partially offset by lower net credit losses.

Russia
For additional information on Citi’s exposures and risks in Russia, see “EMEA GCB” and “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk-Country and Cross-Border Risk” below.

2015 YTD vs. 2014 YTD
Year-to-date, Asia GCB has experienced similar trends to those described above. Net income increased 20%, primarily due to lower expenses and lower credit costs, partially offset by lower revenues.
Revenues decreased 1%. Non-interest revenue increased 1%, primarily driven by higher fee revenues. Net interest revenue declined 1%, driven by the ongoing impact of regulatory changes and continued spread compression. Retail banking revenues increased 2%, driven by the same factors described above. Cards revenues decreased 5%, driven by the same factors described above.
Expenses decreased 7%, driven by the same factors described above.
Provisions decreased 8%, primarily due to a higher net loan loss reserve release and lower net credit losses.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in over 95 countries and jurisdictions. At June 30, 2015, ICG had approximately $1.3 trillion of assets and $588 billion of deposits, while two of its businesses, securities services and issuer services, managed approximately $15.5 trillion of assets under custody compared to $15.4 trillion at the end of the prior-year period.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2015	2014		2015	2014
Commissions and fees	$986	$992	(1)%	$1,981	$2,006	(1)%
Administration and other fiduciary fees	658	651	1%	1,266	1,275	(1)
Investment banking	1,120	1,257	(11)%	2,254	2,214	2
Principal transactions	1,797	1,577	14%	3,995	4,180	(4)
Other	166	104	60%	415	243	71
Total non-interest revenue	$4,727	$4,581	3%	$9,911	$9,918	—%
Net interest revenue (including dividends)	4,151	3,821	9%	7,995	7,638	5
Total revenues, net of interest expense	$8,878	$8,402	6%	$17,906	$17,556	2%
Total operating expenses	$4,821	$4,743	2%	$9,453	$9,601	(2)%
Net credit losses	$83	$9	NM	$81	$143	(43)%
Credit reserve release	(132)	(96)	(38)%	(25)	(183)	86
Provision (release) for unfunded lending commitments	(46)	(25)	(84)%	(77)	(45)	(71)
Provisions for credit losses	$(95)	$(112)	15%	$(21)	$(85)	75%
Income from continuing operations before taxes	$4,152	$3,771	10%	$8,474	$8,040	5%
Income taxes	1,317	1,205	9%	2,675	2,526	6
Income from continuing operations	$2,835	$2,566	10%	$5,799	$5,514	5%
Noncontrolling interests	15	19	(21)%	51	45	13
Net income	$2,820	$2,547	11%	$5,748	$5,469	5%
Average assets (in billions of dollars)	$1,279	$1,290	(1)%	$1,277	$1,286	(1)%
Return on average assets	0.88%	0.79%		0.91%	0.86%
Efficiency ratio	54%	56%		53%	55%
CVA/DVA after-tax	$190	$(20)	NM	$146	$(24)	NM
Net income ex-CVA/DVA	$2,630	$2,567	2%	$5,602	$5,493	2%
Revenues by region
North America	$3,285	$3,154	4%	$6,588	$6,715	(2)%
EMEA	2,543	2,430	5%	5,306	5,201	2
Latin America	1,111	1,149	(3)%	2,176	2,250	(3)
Asia	1,939	1,669	16%	3,836	3,390	13
Total	$8,878	$8,402	6%	$17,906	$17,556	2%

Income from continuing operations by region
North America	$978	$1,096	(11)%	$1,993	$2,401	(17)%
EMEA	684	570	20%	1,541	1,362	13
Latin America	470	427	10%	883	767	15
Asia	703	473	49%	1,382	984	40
Total	$2,835	$2,566	10%	$5,799	$5,514	5%
Average loans by region (in billions of dollars)
North America	$122	$109	12%	$119	$108	10%
EMEA	60	59	2%	59	58	2
Latin America	39	41	(5)%	39	41	(5)
Asia	63	70	(10)%	63	69	(9)
Total	$284	$279	2%	$280	$276	1%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$398	$384	4%
All other ICG businesses	190	188	1%
Total	$588	$572	3%

ICG Revenue Details—Excluding CVA/DVA and Gain/(Loss) on Loan Hedges

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2015	2014		2015	2014
Investment banking revenue details
Advisory	$258	$193	34%	$556	$368	51%
Equity underwriting	296	397	(25)	527	696	(24)
Debt underwriting	729	749	(3)	1,398	1,328	5
Total investment banking	$1,283	$1,339	(4)%	$2,481	$2,392	4%
Treasury and trade solutions	1,955	1,980	(1)	3,844	3,901	(1)
Corporate lending - excluding gain/(loss) on loan hedges	445	456	(2)	890	872	2
Private bank	746	658	13	1,454	1,328	9
Total banking revenues (ex-CVA/DVA and gain/(loss) on loan hedges)	$4,429	$4,433	—%	$8,669	$8,493	2%
Corporate lending - gain/(loss) on loan hedges (1)	$(66)	$(44)	(50)%	$(14)	$(61)	77%
Total banking revenues (ex-CVA/DVA and including gain/(loss) on loan hedges)	$4,363	$4,389	(1)%	$8,655	$8,432	3%
Fixed income markets	$3,062	$3,080	(1)%	$6,545	$7,009	(7)%
Equity markets	653	659	(1)	1,526	1,541	(1)
Securities services	557	521	7	1,100	1,006	9
Other	(60)	(215)	72	(154)	(393)	61
Total Markets and securities services (ex-CVA/DVA)	$4,212	$4,045	4%	$9,017	$9,163	(2)%
Total ICG (ex-CVA/DVA)	$8,575	$8,434	2%	$17,672	$17,595	—%
CVA/DVA (excluded as applicable in lines above) (2)	303	(32)	NM	234	(39)	NM
Fixed income markets	283	(36)	NM	207	(62)	NM
Equity markets	21	4	NM	24	20	20
Private bank	(1)	—	—	3	3	—
Total revenues, net of interest expense	$8,878	$8,402	6%	$17,906	$17,556	2%

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

2Q15 vs. 2Q14
Net income increased 2%, primarily driven by higher revenues, partially offset by higher expenses and an increase in the cost of credit.

•
Revenues increased 2%, reflecting higher revenues in Markets and securities services (increase of 4%) as Banking revenues were largely unchanged (excluding the gains/(losses) on hedges on accrual loans).

Within Banking:

•
Investment banking revenues decreased 4% reflecting lower underwriting activity as compared to very strong performance in the prior-year period, consistent with overall market trends. Advisory revenues increased 34%, reflecting increased wallet share and strength in the overall M&A market. Equity underwriting revenues decreased 25% due to the particularly strong market performance in the prior-year period and a decline in wallet share resulting from continued share fragmentation. Debt underwriting revenues decreased 3%, as a decline in overall wallet share and lower market activity in EMEA was partially offset by increased revenues in North America.

•
Treasury and trade solutions revenues decreased 1%. Excluding the impact of FX translation, revenues increased 5%, as continued growth in deposit balances and improved spreads, particularly in North America, were partially offset by lower activity and the continued impact of spread compression in trade, particularly in Asia. End-of-period deposit balances increased 4%. Excluding the impact of FX translation, end-of-period deposits increased 9%, particularly in North America. Average trade loans decreased 12%. Excluding the impact of FX translation, average trade loans decreased 9%, as the spread compression in trade, particularly in Asia, led to a reduction of on-balance sheet loans while Citi continued to support new originations for its clients.

•
Corporate lending revenues decreased 8%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues decreased 2% versus the prior-year period. Excluding the impact of FX translation, corporate lending revenues increased 4%, as continued growth in average loan balances and lower hedge premium costs were partially offset by lower spreads.

•
Private bank revenues increased 13%, primarily due to growth in client business volumes in both banking and lending, particularly in North America, as well as increased capital markets activity and higher managed investments revenues, partially offset by continued spread compression in lending.

Within Markets and securities services:

•
Fixed income markets revenues decreased 1%, driven by a decrease in spread products revenues, partially offset by continued growth in rates and currencies revenues. Spread products revenues declined due to lower activity levels, particularly in credit products in North America and as a result of overall weakness in EMEA. Each of distressed credit, structured credit and municipals products experienced lower activity levels in a challenging credit environment due to lower risk appetite across the credit markets. Rates and currencies revenues increased, particularly in G10 rates in North America, due to increased client flows and improved trading performance due to higher market volatility, combined with strong performance in local markets in Asia, partially offset by a slight decline in G10 foreign exchange and weakness in EMEA.

•
Equity markets revenues decreased 1%, primarily reflecting a charge of $175 million for valuation adjustments related to certain financing transactions. Currently, Citi has remaining exposure with respect to these transactions of less than $100 million. Excluding the adjustments, revenues would have increased by 26%, primarily reflecting growth in derivatives, improved trading performance in EMEA and strong client momentum in Asia.

•
Securities services revenues increased 7%, particularly in Asia and EMEA, reflecting increased client activity and higher client balances, which drove growth in net interest revenue and custody and clearing fees, partially offset by the impact of FX translation.

Expenses increased 2%, primarily due to higher regulatory and compliance costs and volume-related costs and investments, partially offset by ongoing efficiency savings and the impact of FX translation.
Provisions increased 15% to a negative $95 million primarily reflecting higher net credit losses, partially offset by a higher net loan loss reserve release. Net credit losses increased $74 million. The increase related to a limited number of corporate loans, with the vast majority of these net credit losses offset by the release of related, previously-established loan loss reserves. The higher net loan loss reserve release was driven by this release of previously-established loan loss reserves as well as improvement in the overall corporate portfolio, partially offset by an approximately $43 million loan loss reserve build for certain energy and energy-related exposures (for additional information, see “Managing Global Risk-Corporate Credit Risk Details” below).

Russia/Greece
For additional information on Citi’s exposures and risks in Russia, see “Institutional Clients Group-Russia” and “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk-Country and Cross-Border Risk” below. For additional information on Citi’s exposures and risks in Greece, see “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk-Country and Cross-Border Risk” below.

2015 YTD vs. 2014 YTD
Net income increased 5%, primarily driven by lower expenses, partially offset by an increase in the cost of credit.

•
Revenues were unchanged, reflecting lower revenues in Markets and securities services (decrease of 2%), offset by higher revenues in Banking (increase of 3%, 2% excluding the gains/(losses) on hedges on accrual loans).

Within Banking:

•
Investment banking revenues increased 4%, reflecting strength in North America and improved overall wallet share, despite a decline in the overall market environment due to lower underwriting activity. Advisory revenues increased 51%, reflecting increased wallet share and strength in the overall M&A market. Equity underwriting revenues decreased 24% due in part to a decline in wallet share resulting from continued share fragmentation. Debt underwriting revenues increased 5%, as strength in investment grade debt more than offset declines in the loan underwriting market.

•
Treasury and trade solutions revenues decreased 1%. Excluding the impact of FX translation, revenues increased 4%, as continued growth in deposit balances and improved spreads were partially offset by lower activity and the continued impact of spread compression in trade. End-of-period deposit balances increased 4%. Excluding the impact of FX translation, end-of-period deposits increased 9%, as discussed above. Average trade loans decreased 14%. Excluding the impact of FX translation, average trade loans decreased 9%, as discussed above.

•
Corporate lending revenues increased 8%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues increased 2%, as continued growth in average loan balances, lower hedge premium costs and an improvement in mark-to-market adjustments were partially offset by the impact of FX translation and lower spreads.

•
Private bank revenues increased 9%, primarily due to continued growth in client business volumes in both banking and lending, as well as higher capital markets activity, partially offset by continued spread compression in lending and weakness in Latin America.

Within Markets and securities services:

•
Fixed income markets revenues decreased 7%, driven by a decrease in spread products revenues, partially offset by growth in rates and currencies revenues. Spread products revenues declined, particularly credit markets in North America, due to lower activity in the period, as well as strong performance in the prior-year period. Distressed credit, structured credit, securitized markets and municipals products all experienced lower activity levels due to lower risk appetite across the credit markets, partially offset by increased client activity in investment grade credit. Rates and currencies revenues increased, particularly in EMEA, due to increased client flows in G10 and local markets, driven in part by central bank actions and increased foreign exchange volatility, combined with strength in Asia due to improved performance, partially offset by the previously disclosed modest loss on the Swiss franc revaluation early in the first quarter of 2015.

•
Equity markets revenues decreased 1%, primarily reflecting the charge for valuation adjustments referenced above. Excluding the adjustments, revenues would have increased by 10%, primarily due to growth in derivatives, particularly in Asia and EMEA, partially offset by North America.

•
Securities services revenues increased 9%, reflecting increased client activity and higher client balances, which drove growth in net interest revenue and custody and clearing fees, partially offset by the impact of FX translation.

Expenses decreased 2%, primarily due to the impact of FX translation, lower legal and related expenses, lower repositioning charges and ongoing efficiency savings, partially offset by increased regulatory and compliance costs and higher volume-related costs.
Provisions increased 75% to a negative $21 million, primarily reflecting a lower net loan loss reserve release largely due to the impact of an approximately $140 million loan loss reserve build for certain energy and energy-related exposures, partially offset by lower net credit losses largely due to the absence of $165 million of credit costs related to the Pemex supplier program in the prior-year period (for additional information, see Citi’s Current Report on Form 8-K filed with the SEC on February 28, 2014).

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At June 30, 2015, Corporate/Other had $52 billion of assets, or 3% of Citigroup’s total assets. For additional information, see “Balance Sheet Review” and “Managing Global Risk-Market Risk-Funding and Liquidity” below.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2015	2014		2015	2014
Net interest revenue	$(22)	$(45)	51%	$(50)	$(80)	38%
Non-interest revenue	392	134	NM	632	392	61
Total revenues, net of interest expense	$370	$89	NM	$582	$312	87%
Total operating expenses	$385	$636	(39)%	$928	$1,038	(11)%
Provisions for loan losses and for benefits and claims	—	—	—%	—	—	—%
Loss from continuing operations before taxes	$(15)	$(547)	97%	$(346)	$(726)	52%
Income taxes (benefits)	(245)	(163)	(50)%	(557)	46	NM
Income (loss) from continuing operations	$230	$(384)	NM	$211	$(772)	NM
Income (loss) from discontinued operations, net of taxes	6	(22)	NM	1	15	(93)%
Net income (loss) before attribution of noncontrolling interests	$236	$(406)	NM	$212	$(757)	NM
Noncontrolling interests	(2)	25	NM	8	35	(77)%
Net income (loss)	$238	$(431)	NM	$204	$(792)	NM
NM Not meaningful

2Q15 vs. 2Q14
Net income was $238 million, compared to a net loss of $431 million in the prior-year period, primarily due to higher revenue, lower expenses and the favorable tax impact reflecting the resolution of certain state and local audits (see “Income Taxes” below).
Revenues increased $281 million to $370 million, primarily due to gains on debt buybacks as well as real estate sales in the current quarter, partially offset by hedging activities.
Expenses decreased 39%, primarily due to lower legal and related expenses ($144 million compared to $296 million in the prior-year period) as well as the benefit of FX translation.

2015 YTD vs. 2014 YTD
Year-to-date, Corporate/Other has experienced similar trends to those described above. Net income was $204 million, compared to a net loss of $792 million, primarily due to higher revenues, the favorable tax impact resulting from the resolution of certain state and local audits referenced above and lower expenses.
Revenues increased 87%, primarily due to the gains on debt buybacks and real estate sales and higher revenues from sales of available-for-sale securities, partially offset by hedging activities.
Expenses decreased 11%, as the benefit of FX translation and lower repositioning charges were partially offset by higher legal and related expenses ($459 million compared to $383 million in the prior-year period).

CITI HOLDINGS
Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses.
As of June 30, 2015, Citi Holdings assets were approximately $116 billion, a decrease of 22% year-over-year and 5% from March 31, 2015. The decline in assets of $6 billion from March 31, 2015 primarily consisted of divestitures and run-off. During the second quarter of 2015, Citi completed the sales of its consumer businesses in Peru and Nicaragua. In addition, as previously announced, Citi currently has executed agreements to sell an additional $32 billion of assets, including the consumer businesses in Japan, Egypt, Costa Rica and Panama as well as OneMain Financial, subject to regulatory approvals and other closing conditions.
As of June 30, 2015, consumer assets in Citi Holdings were approximately $103 billion, or approximately 89% of Citi Holdings assets. Of the consumer assets, approximately $51 billion, or 50%, consisted of North America mortgages (residential first mortgages and home equity loans), including consumer mortgages originated by Citi’s legacy CitiFinancial North America business (approximately $9 billion, or 18%, of the $51 billion as of June 30, 2015). As of June 30, 2015, Citi Holdings represented approximately 6% of Citi’s GAAP assets and 13% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2015	2014		2015	2014
Net interest revenue	$1,001	$1,237	(19)%	$2,056	$2,413	(15)%
Non-interest revenue	672	753	(11)	1,451	1,562	(7)
Total revenues, net of interest expense	$1,673	$1,990	(16)%	$3,507	$3,975	(12)%
Provisions for credit losses and for benefits and claims
Net credit losses	$258	$442	(42)%	$666	$1,015	(34)%
Credit reserve release	(170)	(212)	20	(366)	(558)	34
Provision for loan losses	$88	$230	(62)%	$300	$457	(34)%
Provision for benefits and claims	160	156	3	329	323	2
Release for unfunded lending commitments	(1)	(3)	67	(6)	(7)	14
Total provisions for credit losses and for benefits and claims	$247	$383	(36)%	$623	$773	(19)%
Total operating expenses	$1,104	$5,022	(78)%	$2,261	$7,040	(68)%
Income (loss) from continuing operations before taxes	$322	$(3,415)	NM	$623	$(3,838)	NM
Income taxes (benefits)	159	77	NM	313	(64)	NM
Income (loss) from continuing operations	$163	$(3,492)	NM	$310	$(3,774)	NM
Noncontrolling interests	—	—	—%	$1	$2	(50)%
Net Income (loss)	$163	$(3,492)	NM	$309	$(3,776)	NM
Total revenues, net of interest expense (excluding CVA/DVA)
Total revenues-as reported	$1,673	$1,990	(16)%	$3,507	$3,975	(12)%
CVA/DVA(1)	9	(1)	NM	5	13	(62)%
Total revenues-excluding CVA/DVA	$1,664	$1,991	(16)%	$3,502	$3,962	(12)%
Balance sheet data (in billions of dollars)
Average assets	$118	$148	(20)%	$122	$150	(19)%
Return on average assets	0.55%	(9.46)%		0.51%	(5.08)%
Efficiency ratio	66%	252%		64%	177%
Total EOP assets	$116	$148	(22)%
Total EOP loans	59	90	(34)
Total EOP deposits	8	52	(85)

(1)	FVA is included within CVA for presentation purposes. For additional information, see Note 22 to the Consolidated Financial Statements.
NM Not meaningful

The discussion of the results of operations for Citi Holdings below excludes the impact of CVA/DVA for all periods presented. Presentations of the results of operations, excluding the impact of CVA/DVA, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

2Q15 vs. 2Q14
Net income was $157 million, an improvement from a net loss of $3.5 billion in the prior-year period, largely due to the impact of the mortgage settlement in the prior-year period (see “Executive Summary” above). Excluding the mortgage settlement, net income declined 33%, primarily driven by lower revenues, partially offset by lower expenses and lower credit costs.
Revenues decreased 16%, primarily driven by the overall continued wind-down of the portfolio and the impact of the recording of OneMain Financial net credit losses as a reduction in revenue (see “Executive Summary” above).
Expenses decreased 78%. Excluding the impact of the mortgage settlement, expenses decreased 13%, primarily reflecting the ongoing decline in assets.
Provisions decreased 36%. Excluding the impact of the mortgage settlement, provision decreased 25%, driven by lower net credit losses, partially offset by a lower net loss reserve release. Net credit losses declined 42%, primarily due to the impact of the recording of OneMain Financial net credit losses as a reduction in revenue referenced above. Excluding the impact of the mortgage settlement, the net reserve release decreased 37% to $171 million, primarily due to lower releases related to the North America mortgage portfolio.

2015 YTD vs. 2014 YTD
Year-to-date, Citi Holdings has experienced similar trends to those described above. Net income was $306 million, an improvement from a net loss of $3.8 billion in the prior-year period, largely due to the impact of the mortgage settlement. Excluding the mortgage settlement, net income was $306 million, compared to a net loss of $58 million in the prior-year period, primarily reflecting lower expenses and lower credit costs, partially offset by lower revenues.
Revenues decreased 12%, primarily driven by the overall continued wind-down of the portfolio and the impact of the recording of OneMain Financial net credit losses as a reduction in revenue, partially offset by higher gains on asset sales.
Expenses decreased 68%. Excluding the impact of the mortgage settlement, expenses decreased 31%, primarily reflecting lower legal and related expenses ($143 million compared to $799 million in the prior-year period) and the ongoing decline in assets.
Provisions decreased 19%. Excluding the impact of the mortgage settlement, provision decreased 13%, driven by lower net credit losses, partially offset by a lower net loss reserve release. Net credit losses declined 34%, primarily due to the impact of the recording of OneMain Financial net credit losses as a reduction in revenue, continued improvements in North America mortgages and overall lower asset levels. Excluding the impact of the mortgage settlement, the net reserve release decreased 40% to $372 million, primarily due to lower releases related to the North America mortgage portfolio, partially offset by higher reserve releases related to asset sales.

Payment Protection Insurance (PPI)
As previously disclosed, the alleged mis-selling of PPI by financial institutions in the U.K. has been the subject of intense review and focus by U.K. regulators (for additional information, see Citi’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014).
During the fourth quarter of 2014, the U.K. Supreme Court issued a ruling in a case involving PPI pursuant to which the court ruled, independent of the sale of the PPI contract, the PPI contract at issue in the case was “unfair” due to the high sales commissions earned and the lack of disclosure to the customer thereof. As a result of the ruling, on May 27, 2015, the U.K. Financial Conduct Authority (FCA) announced that it was considering the court’s ruling, including whether additional rules and/or guidance were necessary with respect to the impact of the decision on PPI customer complaints. It is currently uncertain what impact, if any, this recent court decision, the FCA’s review or the renewed market attention on PPI will have on PPI customer complaints or Citi’s potential liability with respect thereto.

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

In billions of dollars	June 30, 2015	March 31, 2015	Dec. 31, 2014	June 30, 2014	EOP 2Q15 vs. 1Q15 Increase (decrease)	% Change	EOP 2Q15 vs. 4Q14 Increase (decrease)	% Change	EOP 2Q15 vs. 2Q14 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$154	$156	$160	$189	$(2)	(1)%	$(6)	(4)%	$(35)	(19)%
Federal funds sold and securities borrowed or purchased under agreements to resell	237	239	243	250	(2)	(1)	(6)	(2)	(13)	(5)
Trading account assets	279	303	297	291	(24)	(8)	(18)	(6)	(12)	(4)
Investments	332	327	333	326	5	2	(1)	—	6	2
Loans, net of unearned income	632	621	645	668	11	2	(13)	(2)	(36)	(5)
Allowance for loan losses	(14)	(15)	(16)	(18)	1	(7)	2	(13)	4	(22)
Loans, net	618	606	629	650	12	2	(11)	(2)	(32)	(5)
Other assets	209	201	180	203	8	4	29	16	6	3
Total assets	$1,829	$1,832	$1,842	$1,909	$(3)	—%	$(13)	(1)%	$(80)	(4)%
Liabilities
Deposits	$908	$900	$899	$966	$8	1%	$9	1%	$(58)	(6)%
Federal funds purchased and securities loaned or sold under agreements to repurchase	177	175	173	184	2	1	4	2	(7)	(4)
Trading account liabilities	136	142	139	123	(6)	(4)	(3)	(2)	13	11
Short-term borrowings	26	39	58	60	(13)	(33)	(32)	(55)	(34)	(57)
Long-term debt	212	211	223	227	1	—	(11)	(5)	(15)	(7)
Other liabilities	149	149	138	136	—	—	11	8	13	10
Total liabilities	$1,608	$1,616	$1,630	$1,696	$(8)	—%	$(22)	(1)%	$(88)	(5)%
Total equity	221	216	212	213	5	2	9	4	8	4
Total liabilities and equity	$1,829	$1,832	$1,842	$1,909	$(3)	—%	$(13)	(1)%	$(80)	(4)%
ASSETS

Cash and Deposits with Banks
Cash and deposits with banks decreased from the prior-year period as Citi continued to deploy its excess cash by increasing its investment portfolio to manage its interest rate position as well as reduce its short-term and long-term borrowings. Average cash balances were $156 billion in the second quarter of 2015 compared to $192 billion in the second quarter of 2014.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
Reverse repos and securities borrowing transactions declined 5% from the prior-year period primarily due to the impact of FX translation (for additional information, see “Managing Global Risk-Market Risk-Funding and Liquidity Risk” below).

Trading Account Assets
The decrease in trading account assets from the prior-year period was primarily due to the impact of FX translation, partially offset by an increase in the carrying value of Citi's derivatives positions. Average trading account assets were $296 billion in the second quarter of 2015 compared to $287 billion in the second quarter of 2014.

Investments
The sequential and year-over-year increase in investments reflected Citi’s continued deployment of its excess cash (as discussed above) by investing in available-for-sale securities, particularly in U.S. treasuries. For further information on Citi’s investments during the current quarter, see Note 13 to the Consolidated Financial Statements.

Loans
The impact of FX translation on Citi’s reported loans was negative $27 billion versus the prior-year period and negligible sequentially. Excluding the impact of FX translation, Citigroup end of period loans declined 1% year-over-year to $632 billion as 4% growth in Citicorp was more than offset by the continued wind-down of Citi Holdings.
Citicorp consumer loans grew 1% year-over-year, with broad-based growth driving a 3% increase in international consumer loans. Corporate loans grew 6% year-over-year, as 13% combined growth in corporate lending, markets and private bank volumes, particularly in North America and EMEA, was partially offset by an 11% decline in treasury and trade solutions loans. Spread compression in trade, particularly in Asia, led to a reduction of on-balance sheet loans while Citi continued to support new originations for its clients.
Citi Holdings loans decreased 33% year-over-year driven by an approximately $16 billion reduction in North America mortgages, as well as the previously announced impact of the agreements to sell OneMain Financial and Citi’s Japan credit card business.
Sequentially, growth in Citicorp, driven by corporate lending and North America GCB more than offset the continued wind-down of Citi Holdings.
During the second quarter of 2015, average loans of $627 billion yielded an average rate of 6.4%, compared to $635 billion and 6.8% in the first quarter of 2015 and $665 billion and 6.9% in the second quarter of 2014.
For further information on Citi’s loan portfolios, see “Managing Global Risk-Credit Risk” and “Country Risk” below.

Other Assets
The year-over-year increase in other assets was largely due to the previously announced reclassification to held-for-sale of OneMain Financial and Citi’s Japan credit card businesses. Sequentially, the increase in other assets was primarily due to changes in brokerage receivables driven by normal business fluctuations.

LIABILITIES

Deposits
For a discussion of Citi’s deposits, see “Managing Global Risk-Market Risk-Funding and Liquidity Risk” below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
Repos decreased 4% from the prior-year period, primarily driven by the impact of FX translation. For further information on Citi’s secured financing transactions, see “Managing Global Risk-Market Risk-Funding and Liquidity” below.

Trading Account Liabilities
Trading account liabilities increased from the prior-year period due to an increase in the carrying value of Citi's derivatives positions, partially offset by the impact of FX translation. Average trading account liabilities were $138 billion during the second quarter of 2015, compared to $130 billion in the second quarter of 2014.

Debt
For information on Citi’s long-term and short-term debt borrowings, see “Managing Global Risk-Market Risk-Funding and Liquidity Risk” below.

Other Liabilities
The increase in other liabilities from the prior-year period was primarily driven by the previously announced reclassification to held-for-sale of Citi’s Japan retail banking business, as well as changes in the levels of brokerage payables driven by normal business fluctuations.

Segment Balance Sheet(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders’ Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$11,127	$76,670	$65,668	$153,465	$633	$—	$154,098
Federal funds sold and securities borrowed or purchased under agreements to resell	432	235,395	—	235,827	1,227	—	237,054
Trading account assets	5,084	270,179	538	275,801	3,396	—	279,197
Investments	20,248	93,305	210,189	323,742	8,379	—	332,121
Loans, net of unearned income and
allowance for loan losses	275,447	287,231	—	562,678	55,365	—	618,043
Other assets	45,700	94,249	44,901	184,850	24,007	—	208,857
Liquidity assets(4)	37,013	209,155	(269,033)	(22,865)	22,865	—	—
Total assets	$395,051	$1,266,184	$52,263	$1,713,498	$115,872	$—	$1,829,370
Liabilities and equity
Total deposits (5)	$305,091	$588,104	$7,120	$900,315	$7,722	$—	$908,037
Federal funds purchased and securities loaned or sold under agreements to repurchase	5,078	171,818	—	176,896	116	—	177,012
Trading account liabilities	12	135,401	32	135,445	850	—	136,295
Short-term borrowings	187	24,719	1,011	25,917	(10)	—	25,907
Long-term debt	1,342	36,044	19,600	56,986	3,754	151,105	211,845
Other liabilities	17,431	79,899	16,683	114,013	35,436	—	149,449
Net inter-segment funding (lending)(3)	65,910	230,199	6,432	302,541	68,004	(370,545)	—
Total liabilities	$395,051	$1,266,184	$50,878	$1,712,113	$115,872	$(219,440)	$1,608,545
Total equity	—	—	1,385	1,385	—	219,440	220,825
Total liabilities and equity	$395,051	$1,266,184	$52,263	$1,713,498	$115,872	$—	$1,829,370

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of June 30, 2015. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationships of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

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

(5)	Reflects reclassification of approximately $20 billion of deposits to held-for-sale (Other liabilities) as a result of the agreement in December 2014 to sell Citi’s retail banking business in Japan.

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

CAPITAL RESOURCES
Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, noncumulative perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During the second quarter of 2015, Citi continued to raise capital through a noncumulative perpetual preferred stock issuance amounting to approximately $2 billion, resulting in a total of approximately $14 billion outstanding as of June 30, 2015. In addition, during the 2015 second quarter, Citi also returned a total of $1.7 billion of capital to common shareholders in the form of share repurchases (approximately 28 million common shares) and dividends.
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

Current Regulatory Capital Standards
Citi is subject to regulatory capital standards issued by the Federal Reserve Board which, commencing with 2014, constitute the U.S. Basel III rules. These rules establish an integrated capital adequacy framework, encompassing both risk-based capital ratios and leverage ratios.

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

The U.S. Basel III rules establish stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios for substantially all U.S. banking organizations, including Citi and Citibank, N.A. Moreover, these rules provide for both a fixed Capital Conservation Buffer and a discretionary Countercyclical Capital Buffer, which would be available to absorb losses in advance of any potential impairment of regulatory capital below the stated minimum risk-based capital ratio requirements. Separately, in July 2015 the Federal Reserve Board released a final rule which imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi, and which will be an extension of, and introduced in parallel with, the Capital Conservation Buffer. For additional information regarding the Federal Reserve Board’s final GSIB surcharge rule, see “Regulatory Capital Standards Developments” below.
The U.S. Basel III rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”) with respect to the stated minimum Common Equity Tier 1 Capital and Tier 1 Capital ratio requirements, substantially all regulatory capital adjustments and deductions, non-qualifying Tier 1 and Tier 2 Capital instruments (such as non-grandfathered trust preferred securities and certain subordinated debt issuances), capital buffers and GSIB surcharge. With the exception of the non-grandfathered trust preferred securities which do not fully phase-out until January 1, 2022 and the capital buffers and GSIB surcharge which do not fully phase-in until January 1, 2019, all other transition provisions will be entirely reflected in Citi’s regulatory capital ratios by January 1, 2018. Citi considers all of these transition provisions as being fully implemented on January 1, 2019 (full implementation), with the inclusion of the capital buffers and GSIB surcharge.
Further, the U.S. Basel III rules implement the “capital floor provision” of the so-called “Collins Amendment” of the Dodd-Frank Act, which requires Advanced Approaches banking organizations, such as Citi and Citibank, N.A., to calculate each of the three risk-based capital ratios (Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital) under both the Standardized Approach starting on January 1, 2015 (or, for 2014, prior to the effective date of the Standardized Approach, the Basel I credit risk and Basel II.5 market risk capital rules) and the Advanced Approaches and publicly report (as well as measure compliance against) the lower of each of the resulting risk-based capital ratios.

The following chart sets forth the transitional progression to full implementation by January 1, 2019 of the regulatory capital components (i.e., inclusive of the mandatory 2.5% Capital Conservation Buffer and an estimated 3.5% GSIB surcharge, but exclusive of the potential imposition of an additional Countercyclical Capital Buffer) comprising the effective minimum risk-based capital ratios.

Basel III Transition Arrangements: Minimum Risk-Based Capital Ratios

(1) Estimated GSIB surcharge based on Citi’s current understanding and interpretation of the Federal Reserve Board’s final GSIB surcharge rule, released July 2015. For additional information regarding the Federal Reserve Board’s final GSIB surcharge rule, see “Regulatory Capital Standards Developments” below.

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

Supplementary Leverage Ratio
Advanced Approaches banking organizations are additionally required to calculate a Supplementary Leverage ratio, which significantly differs from the Tier 1 Leverage ratio by also including certain off-balance sheet exposures within the denominator of the ratio (Total Leverage Exposure). The Supplementary Leverage ratio represents end of period Tier 1 Capital to Total Leverage Exposure, with the latter defined as the sum of the daily average of on-balance sheet assets for the quarter and the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter, less applicable Tier 1 Capital deductions. Advanced Approaches banking organizations will be required to maintain a stated minimum Supplementary Leverage ratio of 3% commencing on January 1, 2018, but commenced publicly disclosing this ratio on January 1, 2015.
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
The following tables set forth the capital tiers, risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of June 30, 2015 and December 31, 2014.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	June 30, 2015		December 31, 2014(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$172,747	$172,747	$166,663	$166,663
Tier 1 Capital	173,006	173,006	166,663	166,663
Total Capital (Tier 1 Capital + Tier 2 Capital)(3)	193,712	206,374	184,959	197,707
Risk-Weighted Assets	1,253,875	1,188,191	1,274,672	1,211,358
Common Equity Tier 1 Capital ratio(4)	13.78%	14.54%	13.07%	13.76%
Tier 1 Capital ratio(4)	13.80	14.56	13.07	13.76
Total Capital ratio(4)	15.45	17.37	14.51	16.32

In millions of dollars, except ratios	June 30, 2015	December 31, 2014(1)
Quarterly Adjusted Average Total Assets(5)	$1,787,880	$1,849,325
Total Leverage Exposure(6)	2,395,234	2,518,115
Tier 1 Leverage ratio	9.68%	9.01%
Supplementary Leverage ratio	7.22	6.62

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for Low Income Housing Tax Credit (LIHTC) investments, consistent with current period presentation.

(2)	Pro forma presentation to reflect the application of the Basel III 2015 Standardized Approach, consistent with current period presentation.

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

(4)
As of June 30, 2015 and December 31, 2014, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at June 30, 2015 were in excess of the stated minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of June 30, 2015.

Components of Citigroup Capital Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	June 30, 2015	December 31, 2014(1)
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(2)	$205,610	$199,841
Add: Qualifying noncontrolling interests	409	539
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities AFS, net of tax(3)(4)	(172)	46
Less: Defined benefit plans liability adjustment, net of tax(4)	(2,803)	(4,127)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(5)	(731)	(909)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(4)(6)	190	56
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(7)	22,312	22,805
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(4)	1,661	875
Less: Defined benefit pension plan net assets(4)	326	187
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)(8)	9,504	4,725
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(8)(9)	2,985	1,977
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	—	8,082
Total Common Equity Tier 1 Capital	$172,747	$166,663
Additional Tier 1 Capital
Qualifying perpetual preferred stock(2)	$13,830	$10,344
Qualifying trust preferred securities(10)	1,717	1,719
Qualifying noncontrolling interests	12	7
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(4)(6)	284	223
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	271	279
Less: Defined benefit pension plan net assets(4)	489	749
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)(8)	14,256	18,901
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	—	(8,082)
Total Additional Tier 1 Capital	$259	$—
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$173,006	$166,663
Tier 2 Capital
Qualifying subordinated debt(12)	$19,721	$17,386
Qualifying noncontrolling interests	17	12
Excess of eligible credit reserves over expected credit losses(13)	1,239	1,177
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	271	279
Total Tier 2 Capital	$20,706	$18,296
Total Capital (Tier 1 Capital + Tier 2 Capital)	$193,712	$184,959

Citigroup Risk-Weighted Assets Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	June 30, 2015	December 31, 2014(1)
Credit Risk(14)	$833,470	$861,691
Market Risk	95,405	100,481
Operational Risk	325,000	312,500
Total Risk-Weighted Assets	$1,253,875	$1,274,672

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Issuance costs of $138 million and $124 million related to preferred stock outstanding at June 30, 2015 and December 31, 2014, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(8)
Of Citi’s approximately $47.9 billion of net DTAs at June 30, 2015, approximately $22.9 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $25.0 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net DTAs was an aggregate of approximately $26.7 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which $12.5 billion were deducted from Common Equity Tier 1 Capital and $14.2 billion were deducted from Additional Tier 1 Capital. In addition, approximately $1.7 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(9)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2015 and December 31, 2014, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

(10)
Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules, as well as non-grandfathered trust preferred securities which are eligible for inclusion in an amount up to 25% and 50%, respectively, during 2015 and 2014, of the aggregate outstanding principal amounts of such issuances as of January 1, 2014. The remaining 75% and 50% of non-grandfathered trust preferred securities are eligible for inclusion in Tier 2 Capital during 2015 and 2014, respectively, in accordance with the transition arrangements for non-qualifying capital instruments under the U.S. Basel III rules. As of June 30, 2015 and December 31, 2014, however, the entire amount of non-grandfathered trust preferred securities was included within Tier 1 Capital, as the amounts outstanding did not exceed the respective threshold for exclusion from Tier 1 Capital.

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

Citigroup Capital Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Common Equity Tier 1 Capital
Balance, beginning of period(1)	$168,021	$166,663
Net income	4,846	9,616
Dividends declared	(355)	(514)
Net increase in treasury stock	(1,553)	(1,850)
Net increase in additional paid-in capital(2)	303	405
Net increase in foreign currency translation adjustment net of hedges, net of tax	(148)	(2,210)
Net increase in unrealized gains on securities AFS, net of tax(3)	(374)	(126)
Net change in defined benefit plans liability adjustment, net of tax(3)	232	(836)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(57)	(134)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	136	493
Net change in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	13	(786)
Net change in defined benefit pension plan net assets	33	(139)
Net increase in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	(228)	(4,779)
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	510	(1,008)
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	1,368	8,082
Other	—	(130)
Net increase in Common Equity Tier 1 Capital	$4,726	$6,084
Common Equity Tier 1 Capital Balance, end of period	$172,747	$172,747
Additional Tier 1 Capital
Balance, beginning of period	$—	$—
Net increase in qualifying perpetual preferred stock(4)	1,992	3,486
Net change in qualifying trust preferred securities	7	(2)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(85)	(61)
Net decrease in defined benefit pension plan net assets	49	260
Net change in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	(342)	4,645
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	(1,368)	(8,082)
Other	6	13
Net increase in Additional Tier 1 Capital	$259	$259
Tier 1 Capital Balance, end of period	$173,006	$173,006
Tier 2 Capital
Balance, beginning of period	$17,193	$18,296
Net increase in qualifying subordinated debt	3,221	2,335
Net increase in excess of eligible credit reserves over expected credit losses	286	62
Other	6	13
Net increase in Tier 2 Capital	$3,513	$2,410
Tier 2 Capital Balance, end of period	$20,706	$20,706
Total Capital (Tier 1 Capital + Tier 2 Capital)	$193,712	$193,712

(1)
The beginning balance of Common Equity Tier 1 Capital for the six months ended June 30, 2015 has been restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)	Presented net of impact of transition arrangements related to unrealized losses on securities AFS and defined benefit plans liability adjustment under the U.S. Basel III rules.

(4)
Citi issued approximately $2.0 billion and approximately $3.5 billion of qualifying perpetual preferred stock during the three months and six months ended June 30, 2015, respectively, which were partially offset by the netting of issuance costs of $8 million and $14 million during those respective periods.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total Risk-Weighted Assets, beginning of period(1)	$1,260,403	$1,274,672
Changes in Credit Risk-Weighted Assets
Net change in retail exposures(2)	7,213	(4,617)
Net change in wholesale exposures(3)	6,135	(6,689)
Net increase in repo-style transactions	67	498
Net increase in securitization exposures	347	2,634
Net change in equity exposures	452	(456)
Net decrease in over-the-counter (OTC) derivatives	(3,438)	(2,881)
Net decrease in derivatives CVA(4)	(4,038)	(3,549)
Net decrease in other exposures(5)	(10,451)	(11,764)
Net change in supervisory 6% multiplier(6)	20	(1,397)
Net decrease in Credit Risk-Weighted Assets	$(3,693)	$(28,221)
Changes in Market Risk-Weighted Assets
Net decrease in risk levels	$(808)	$(5,712)
Net change due to model and methodology updates	(2,027)	636
Net decrease in Market Risk-Weighted Assets	$(2,835)	$(5,076)
Increase in Operational Risk-Weighted Assets(7)	$—	$12,500
Total Risk-Weighted Assets, end of period	$1,253,875	$1,253,875

(1)
The beginning balance of Total Risk-Weighted Assets for the six months ended June 30, 2015 has been restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Retail exposures increased during the three months ended June 30, 2015 primarily due to the reclassification from other exposures of certain non-material portfolios, partially offset by reductions in loans and commitments. Conversely, retail exposures decreased during the six months ended June 30, 2015 due to reductions in loans and commitments and the impact of FX translation, partially offset by the reclassification from other exposures of certain non-material portfolios.

(3)
Wholesale exposures increased during the three months ended June 30, 2015 primarily due to an increase in commitments and the reclassification from other exposures of certain non-material portfolios. Conversely, wholesale exposures decreased during the six months ended June 30, 2015 due to reductions in commitments and the impact of FX translation, partially offset by the reclassification from other exposures of certain non-material portfolios.

(4)	Derivatives CVA decreased during both the three and six months ended June 30, 2015, driven by exposure reduction and credit spread changes related to certain sovereign obligors.

(5)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures decreased during both the three and six months ended June 30, 2015 as a result of the reclassification to retail exposures and wholesale exposures of certain non-material portfolios.

(6)	Supervisory 6% multiplier does not apply to derivatives CVA.

(7)
Operational risk-weighted assets increased by $12.5 billion during the first quarter of 2015, reflecting an evaluation of ongoing events in the banking industry as well as continued enhancements to Citi’s operational risk model.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
The following tables set forth the capital tiers, risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, N.A., Citi’s primary subsidiary U.S. depository institution, as of June 30, 2015 and December 31, 2014.

Citibank, N.A. Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	June 30, 2015		December 31, 2014(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$129,033	$129,033	$128,262	$128,262
Tier 1 Capital	129,033	129,033	128,262	128,262
Total Capital (Tier 1 Capital + Tier 2 Capital)(3)	140,316	151,595	139,246	151,124
Risk-Weighted Assets	913,651	1,015,880	945,407	1,044,768
Common Equity Tier 1 Capital ratio(4)	14.12%	12.70%	13.57%	12.28%
Tier 1 Capital ratio(4)	14.12	12.70	13.57	12.28
Total Capital ratio(4)	15.36	14.92	14.73	14.46

In millions of dollars, except ratios	June 30, 2015	December 31, 2014(1)
Quarterly Adjusted Average Total Assets(5)	$1,315,273	$1,366,910
Total Leverage Exposure(6)	1,864,298	1,954,833
Tier 1 Leverage ratio	9.81%	9.38%
Supplementary Leverage ratio	6.92	6.56

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Pro forma presentation to reflect the application of the Basel III 2015 Standardized Approach, consistent with current period presentation.

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

(4)
As of June 30, 2015 and December 31, 2014, Citibank, N.A.’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Standardized Approach.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank N.A.’s capital ratios at June 30, 2015 were in excess of the stated minimum requirements under the U.S. Basel III rules. In addition, Citibank, N.A. was also “well capitalized” as of June 30, 2015 under the revised PCA regulations which became effective January 1, 2015.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Capital Standards
The following tables present the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets, quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of

June 30, 2015. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets, or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

Impact of Changes on Citigroup and Citibank, N.A. Risk-Based Capital Ratios (Basel III Transition Arrangements)

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8 bps	1.1 bps	0.8 bps	1.1 bps	0.8 bps	1.2 bps
Standardized Approach	0.8 bps	1.2 bps	0.8 bps	1.2 bps	0.8 bps	1.5 bps
Citibank, N.A.
Advanced Approaches	1.1 bps	1.5 bps	1.1 bps	1.5 bps	1.1 bps	1.7 bps
Standardized Approach	1.0 bps	1.3 bps	1.0 bps	1.3 bps	1.0 bps	1.5 bps

Impact of Changes on Citigroup and Citibank, N.A. Leverage Ratios (Basel III Transition Arrangements)

	Tier 1 Leverage ratio		Supplementary Leverage ratio
	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.6 bps	0.5 bps	0.4 bps	0.3 bps
Citibank, N.A.	0.8 bps	0.7 bps	0.5 bps	0.4 bps

Citigroup Broker-Dealer Subsidiaries
At June 30, 2015, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $6.9 billion, which exceeded the minimum requirement by $5.6 billion.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2015.

Basel III (Full Implementation)

Citigroup’s Capital Resources Under Basel III
(Full Implementation)
Citi currently estimates that its effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratio requirements under the U.S. Basel III rules, on a fully implemented basis and assuming a 3.5% GSIB surcharge, may be 10.5%, 12% and 14%, respectively.
Further, under the U.S. Basel III rules, Citi must also comply with a 4% minimum Tier 1 Leverage ratio requirement and an effective 5% minimum Supplementary Leverage ratio requirement.
The following tables set forth the capital tiers, risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios, assuming full implementation under the U.S. Basel III rules, for Citi as of June 30, 2015 and December 31, 2014.

Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	June 30, 2015		December 31, 2014(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$145,435	$145,435	$136,597	$136,597
Tier 1 Capital	160,391	160,391	148,066	148,066
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)	180,846	193,693	165,454	178,413
Risk-Weighted Assets	1,278,593	1,211,694	1,292,605	1,228,488
Common Equity Tier 1 Capital ratio(3)(4)	11.37%	12.00%	10.57%	11.12%
Tier 1 Capital ratio(3)(4)	12.54	13.24	11.45	12.05
Total Capital ratio(3)(4)	14.14	15.99	12.80	14.52

In millions of dollars, except ratios	June 30, 2015	December 31, 2014(1)
Quarterly Adjusted Average Total Assets(5)	$1,778,835	$1,835,637
Total Leverage Exposure(6)	2,386,189	2,492,636
Tier 1 Leverage ratio(4)	9.02%	8.07%
Supplementary Leverage ratio(4)	6.72	5.94

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

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

(3)	As of June 30, 2015 and December 31, 2014, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(4)	Citi’s Basel III capital ratios, on a fully implemented basis, are non-GAAP financial measures.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.4% at June 30, 2015, compared to 11.1% at March 31, 2015 and 10.6% at December 31, 2014 (all based on application of the Advanced Approaches for determining total risk-weighted assets). The quarter-over-quarter increase in the ratio was largely attributable to Common Equity Tier 1 Capital benefits resulting from quarterly net income of $4.8 billion and the favorable effects attributable to DTA utilization of approximately $0.3 billion, offset in part by a $1.7 billion return of capital to common shareholders in the form of share repurchases and dividends. Similarly, the increase in Citi’s Common Equity Tier 1 Capital ratio from year-end 2014 reflected continued growth in Common Equity Tier 1 Capital resulting from net income of $9.6 billion as well as the favorable effects attributable to DTA utilization of approximately $1.5 billion, offset in part by the return of capital to common shareholders and a net decline in AOCI.

Components of Citigroup Capital Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	June 30, 2015	December 31, 2014(1)
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(2)	$205,610	$199,841
Add: Qualifying noncontrolling interests	146	165
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(3)	(731)	(909)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(4)	474	279
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(5)	22,312	22,805
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	4,153	4,373
Less: Defined benefit pension plan net assets	815	936
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(6)	23,760	23,626
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(6)(7)	9,538	12,299
Total Common Equity Tier 1 Capital	$145,435	$136,597
Additional Tier 1 Capital
Qualifying perpetual preferred stock(2)	$13,830	$10,344
Qualifying trust preferred securities(8)	1,366	1,369
Qualifying noncontrolling interests	31	35
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	271	279
Total Additional Tier 1 Capital	$14,956	$11,469
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$160,391	$148,066
Tier 2 Capital
Qualifying subordinated debt(10)	$19,095	$16,094
Qualifying trust preferred securities(11)	351	350
Qualifying noncontrolling interests	41	46
Excess of eligible credit reserves over expected credit losses(12)	1,239	1,177
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	271	279
Total Tier 2 Capital	$20,455	$17,388
Total Capital (Tier 1 Capital + Tier 2 Capital)(13)	$180,846	$165,454

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Issuance costs of $138 million and $124 million related to preferred stock outstanding at June 30, 2015 and December 31, 2014, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(6)
Of Citi’s approximately $47.9 billion of net DTAs at June 30, 2015, approximately $16.3 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $31.6 billion of such assets were excluded in arriving at Common Equity Tier 1 Capital. Comprising the excluded net DTAs was an aggregate of approximately $33.3 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Common Equity Tier 1 Capital. In addition, approximately $1.7 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(7)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2015, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation, while at December 31, 2014, the deduction related to all three assets which exceeded both the 10% and 15% limitations.

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

(13)	Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital.

Citigroup Capital Rollforward Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Common Equity Tier 1 Capital
Balance, beginning of period(1)	$141,945	$136,597
Net income	4,846	9,616
Dividends declared	(355)	(514)
Net increase in treasury stock	(1,553)	(1,850)
Net increase in additional paid-in capital(2)	303	405
Net increase in foreign currency translation adjustment net of hedges, net of tax	(148)	(2,210)
Net increase in unrealized gains on securities AFS, net of tax	(935)	(344)
Net decrease in defined benefit plans liability adjustment, net of tax	578	488
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(142)	(195)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	136	493
Net decrease in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	31	220
Net decrease in defined benefit pension plan net assets	82	121
Net increase in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	(570)	(134)
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	1,217	2,761
Other	—	(19)
Net increase in Common Equity Tier 1 Capital	$3,490	$8,838
Common Equity Tier 1 Capital Balance, end of period	$145,435	$145,435
Additional Tier 1 Capital
Balance, beginning of period	$12,960	$11,469
Net increase in qualifying perpetual preferred stock(3)	1,992	3,486
Net decrease in qualifying trust preferred securities	(2)	(3)
Other	6	4
Net increase in Additional Tier 1 Capital	$1,996	$3,487
Tier 1 Capital Balance, end of period	$160,391	$160,391
Tier 2 Capital
Balance, beginning of period	$16,912	$17,388
Net increase in qualifying subordinated debt	3,241	3,001
Net increase in excess of eligible credit reserves over expected credit losses	286	62
Other	16	4
Net increase in Tier 2 Capital	$3,543	$3,067
Tier 2 Capital Balance, end of period	$20,455	$20,455
Total Capital (Tier 1 Capital + Tier 2 Capital)	$180,846	$180,846

(1)
The beginning balance of Common Equity Tier 1 Capital for the six months ended June 30, 2015 has been restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)
Citi issued approximately $2.0 billion and approximately $3.5 billion of qualifying perpetual preferred stock during the three months and six months ended June 30, 2015, respectively, which were partially offset by the netting of issuance costs of $8 million and $14 million during those respective periods.

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at June 30, 2015

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$744,958	$113,230	$858,188	$1,021,440	$94,459	$1,115,899
Market Risk	87,925	7,480	95,405	88,315	7,480	95,795
Operational Risk	275,921	49,079	325,000	—	—	—
Total Risk-Weighted Assets	$1,108,804	$169,789	$1,278,593	$1,109,755	$101,939	$1,211,694

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at December 31, 2014(1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$752,247	$127,377	$879,624	$1,023,961	$104,046	$1,128,007
Market Risk	95,824	4,657	100,481	95,824	4,657	100,481
Operational Risk	255,155	57,345	312,500	—	—	—
Total Risk-Weighted Assets	$1,103,226	$189,379	$1,292,605	$1,119,785	$108,703	$1,228,488

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.
Total risk-weighted assets under the Basel III Advanced Approaches declined from year-end 2014, as the decrease in credit risk-weighted assets primarily attributable to the impact of FX translation and the ongoing decline in Citi Holdings assets was partially offset by an increase in operational risk-weighted assets reflecting an evaluation of ongoing events in the banking industry as well as continued enhancements to Citi’s operational risk model.
Total risk-weighted assets under the Basel III Standardized Approach decreased during the first six months of 2015 primarily due to a decline in credit risk weighted assets resulting from changes in foreign exchange rates.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total Risk-Weighted Assets, beginning of period(1)	$1,283,758	$1,292,605
Changes in Credit Risk-Weighted Assets
Net change in retail exposures(2)	7,213	(4,617)
Net change in wholesale exposures(3)	6,135	(6,689)
Net increase in repo-style transactions	67	498
Net increase in securitization exposures	347	2,634
Net change in equity exposures	314	(300)
Net decrease in over-the-counter (OTC) derivatives	(3,438)	(2,881)
Net decrease in derivatives CVA(4)	(4,038)	(3,549)
Net decrease in other exposures(5)	(9,027)	(5,519)
Net change in supervisory 6% multiplier(6)	97	(1,013)
Net decrease in Credit Risk-Weighted Assets	$(2,330)	$(21,436)
Changes in Market Risk-Weighted Assets
Net decrease in risk levels	$(808)	$(5,712)
Net change due to model and methodology updates	(2,027)	636
Net decrease in Market Risk-Weighted Assets	$(2,835)	$(5,076)
Increase in Operational Risk-Weighted Assets(7)	$—	$12,500
Total Risk-Weighted Assets, end of period	$1,278,593	$1,278,593

(1)
The beginning balance of Total Risk-Weighted Assets for the six months ended June 30, 2015 has been restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Retail exposures increased during the three months ended June 30, 2015 primarily due to the reclassification from other exposures of certain non-material portfolios, partially offset by reductions in loans and commitments. Conversely, retail exposures decreased during the six months ended June 30, 2015 due to reductions in loans and commitments and the impact of FX translation, partially offset by the reclassification from other exposures of certain non-material portfolios.

(3)
Wholesale exposures increased during the three months ended June 30, 2015 primarily due to an increase in commitments and the reclassification from other exposures of certain non-material portfolios. Conversely, wholesale exposures decreased during the six months ended June 30, 2015 due to reductions in commitments and the impact of FX translation, partially offset by the reclassification from other exposures of certain non-material portfolios.

(4)	Derivatives CVA decreased during both the three and six months ended June 30, 2015, driven by exposure reduction and credit spread changes related to certain sovereign obligors.

(5)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures decreased during both the three and six months ended June 30, 2015 as a result of the reclassification to retail exposures and wholesale exposures of certain non-material portfolios.

(6)	Supervisory 6% multiplier does not apply to derivatives CVA.

(7)
Operational risk-weighted assets increased by $12.5 billion during the first quarter of 2015, reflecting an evaluation of ongoing events in the banking industry as well as continued enhancements to Citi’s operational risk model.

Supplementary Leverage Ratio
Citigroup’s Supplementary Leverage ratio under the U.S. Basel III rules was 6.7% for the second quarter of 2015, compared to 6.4% for the first quarter of 2015 and an estimated 5.9% for the fourth quarter of 2014. The growth in the ratio quarter-over-quarter was principally driven by an increase in Tier 1 Capital attributable largely to net income of $4.8 billion, an approximately $2.0 billion noncumulative perpetual preferred stock issuance and the beneficial effects associated with approximately $0.3 billion of DTA utilization, partially offset by a $1.7 billion return of capital to common shareholders in the form of share repurchases and dividends. The growth in the ratio from the fourth quarter of 2014 was also principally driven by an increase in Tier 1 Capital attributable largely to year-to-date net income, a decrease in Total Leverage Exposure, and approximately $3.5 billion of perpetual preferred stock issuances, offset in part by the return of capital to common shareholders.
The following table sets forth Citi’s Supplementary Leverage ratio and related components, assuming full implementation under the U.S. Basel III rules, for the three months ended June 30, 2015 and December 31, 2014.

Citigroup Basel III Supplementary Leverage Ratios and Related Components (Full Implementation)(1)

In millions of dollars, except ratios	June 30, 2015	December 31, 2014(2)
Tier 1 Capital	$160,391	$148,066
Total Leverage Exposure (TLE)
On-balance sheet assets(3)	$1,839,683	$1,899,955
Certain off-balance sheet exposures:(4)
Potential future exposure (PFE) on derivative contracts	214,777	240,712
Effective notional of sold credit derivatives, net(5)	90,273	96,869
Counterparty credit risk for repo-style transactions(6)	26,439	28,073
Unconditionally cancellable commitments	60,853	61,673
Other off-balance sheet exposures	215,013	229,672
Total of certain off-balance sheet exposures	$607,355	$656,999
Less: Tier 1 Capital deductions	60,849	64,318
Total Leverage Exposure	$2,386,189	$2,492,636
Supplementary Leverage ratio	6.72%	5.94%

(1)	Citi’s Supplementary Leverage ratio, on a fully implemented basis, is a non-GAAP financial measure.

(2)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(3)	Represents the daily average of on-balance sheet assets for the quarter.

(4)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(5)
Under the U.S. Basel III rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(6)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citibank, N.A.’s Supplementary Leverage ratio, assuming full implementation under the U.S. Basel III rules, was 6.7% for the second quarter of 2015, compared to 6.6% for the first quarter of 2015 and an estimated 6.2% for the fourth quarter of 2014. The growth in the ratio from the first quarter of 2015 and the fourth quarter of 2014 was principally driven by Tier 1 Capital benefits resulting from quarterly net income and DTA utilization, as well as an overall reduction in Total Leverage Exposure, partially offset by cash dividends paid by Citibank, N.A. to its parent, Citicorp, and which were subsequently remitted to Citigroup.

Regulatory Capital Standards Developments

GSIB Surcharge
In July 2015, the Federal Reserve Board released a final rule which imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as GSIBs, including Citi. The final rule modifies the proposed rule issued in December 2014, in part, by adjusting the methodology used to calculate the GSIB surcharge in certain respects.
Under the Federal Reserve Board’s final rule, consistent with the Basel Committee’s methodology, identification of a GSIB would be based primarily on quantitative measurement indicators underlying five equally weighted broad categories of systemic importance: (i) size, (ii) interconnectedness, (iii) cross-jurisdictional activity, (iv) substitutability, and (v) complexity. With the exception of size, each of the other categories are comprised of multiple indicators also of equal weight, and amounting to 12 indicators in total.
A U.S. banking organization that is designated a GSIB under the established methodology will be required to calculate a surcharge using two methods and will be subject to the higher of the resulting two surcharges. The first method (“method 1”), which was unchanged from the December 2014 proposed rule, is based on the same five broad categories of systemic importance used to identify a GSIB. Under the second method (“method 2”), the substitutability indicator is replaced with a measure intended to assess the extent of a GSIB’s reliance on short-term wholesale funding. The final rule, however, reduces the weight assigned to certain unsecured short-term wholesale funding sources as compared to the proposed rule. Further, under the final rule, method 2 was revised to incorporate fixed measures of systemic importance and application of an average foreign exchange rate over a three-year period, whereas the method 2 calculation under the proposed rule was determined using relative measures of systemic importance across certain global banking organizations and a single-day foreign exchange rate. The changes to the method 2 calculation in the final rule generally enhance the predictability and management of a GSIB’s surcharge as compared to the proposed rule.
GSIB surcharges under the final rule, which are required to be comprised entirely of Common Equity Tier 1 Capital, initially range from 1.0% to 4.5% of total risk-weighted assets. Moreover, the GSIB surcharge is an extension of the Capital Conservation Buffer and, if invoked, any Countercyclical Capital Buffer, and would result in restrictions on earnings distributions (e.g., dividends, equity repurchases, and discretionary executive bonuses) should the surcharge be drawn upon to absorb losses during periods of financial or economic stress, with the degree of such restrictions based upon the extent to which the surcharge is drawn.

Under the final rule, like that of the Basel Committee’s rule, the GSIB surcharge will be introduced in parallel with the Capital Conservation Buffer and, if applicable, any Countercyclical Capital Buffer, commencing phase-in on January 1, 2016 and becoming fully effective on January 1, 2019.
Citi currently estimates its GSIB surcharge under the Federal Reserve Board’s final rule as being 3.5%.

Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share
Tangible common equity (TCE), as currently defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE and tangible book value per share are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	June 30, 2015	December 31, 2014(1)
Total Citigroup stockholders’ equity	$219,440	$210,185
Less: Preferred stock	13,968	10,468
Common equity	$205,472	$199,717
Less:
Goodwill	23,012	23,592
Intangible assets (other than MSRs)	4,071	4,566
Goodwill and intangible assets (other than MSRs) related to assets held-for-sale	274	71
Tangible common equity (TCE)	$178,115	$171,488

Common shares outstanding (CSO)	3,009.8	3,023.9
Tangible book value per share (TCE/CSO)	$59.18	$56.71
Book value per share (common equity/CSO)	$68.27	$66.05

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

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

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2015	2015	2014	2014	2014
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$90,715	$92,005	$96,533	$101,583	$103,905
Installment, revolving credit, and other	4,956	4,861	14,450	13,350	13,192
Cards	107,096	105,378	112,982	108,314	109,138
Commercial and industrial	6,493	6,532	5,895	6,870	6,972
Lease financing	—	—	—	—	—
	$209,260	$208,776	$229,860	$230,117	$233,207
In offices outside the U.S.
Mortgage and real estate(1)	$50,704	$50,970	$54,462	$56,099	$57,291
Installment, revolving credit, and other	30,958	31,396	31,128	34,270	34,560
Cards	28,662	28,681	32,032	32,410	34,252
Commercial and industrial	22,953	21,992	22,561	23,393	24,916
Lease financing	493	546	609	678	735
	$133,770	$133,585	$140,792	$146,850	$151,754
Total Consumer loans	$343,030	$342,361	$370,652	$376,967	$384,961
Unearned income	(681)	(655)	(682)	(649)	(616)
Consumer loans, net of unearned income	$342,349	$341,706	$369,970	$376,318	$384,345
Corporate loans
In U.S. offices
Commercial and industrial	$40,697	$37,537	$35,055	$36,516	$36,293
Loans to financial institutions	37,360	36,054	36,272	31,916	29,195
Mortgage and real estate(1)	34,680	33,145	32,537	32,285	31,417
Installment, revolving credit, and other	31,882	29,267	29,207	30,378	32,646
Lease financing	1,707	1,755	1,758	1,737	1,668
	$146,326	$137,758	$134,829	$132,832	$131,219
In offices outside the U.S.
Commercial and industrial	$83,184	$81,426	$79,239	$80,304	$82,945
Loans to financial institutions	29,675	32,210	33,269	35,854	40,541
Mortgage and real estate(1)	5,948	6,311	6,031	6,243	6,309
Installment, revolving credit, and other	20,214	19,687	19,259	20,151	20,095
Lease financing	309	322	356	396	430
Governments and official institutions	4,714	2,174	2,236	2,264	2,176
	$144,044	$142,130	$140,390	$145,212	$152,496
Total Corporate loans	$290,370	$279,888	$275,219	$278,044	$283,715
Unearned income	(601)	(540)	(554)	(536)	(556)
Corporate loans, net of unearned income	$289,769	$279,348	$274,665	$277,508	$283,159
Total loans—net of unearned income	$632,118	$621,054	$644,635	$653,826	$667,504
Allowance for loan losses—on drawn exposures	(14,075)	(14,598)	(15,994)	(16,915)	(17,890)
Total loans—net of unearned income and allowance for credit losses	$618,043	$606,456	$628,641	$636,911	$649,614
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	2.25%	2.38%	2.50%	2.60%	2.70%
Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	3.43%	3.55%	3.68%	3.87%	4.04%
Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	0.82%	0.91%	0.89%	0.86%	0.85%

(1)	Loans secured primarily by real estate.

(2)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2015	2015	2014	2014	2014
Allowance for loan losses at beginning of period	$14,598	$15,994	$16,915	$17,890	$18,923
Provision for loan losses
Consumer	$1,569	$1,661	$1,660	$1,605	$1,669
Corporate	(54)	94	221	(30)	(90)
	$1,515	$1,755	$1,881	$1,575	$1,579
Gross credit losses
Consumer
In U.S. offices	$1,393	$1,596	$1,588	$1,595	$1,756
In offices outside the U.S.	819	839	976	948	1,009
Corporate
In U.S. offices	41	10	45	9	14
In offices outside the U.S.	82	13	118	34	33
	$2,335	$2,458	$2,727	$2,586	$2,812
Credit recoveries(1)
Consumer
In U.S. offices	$228	$296	$242	$232	$356
In offices outside the U.S.	170	173	223	196	231
Corporate
In U.S offices	4	12	7	18	22
In offices outside the U.S.	13	20	7	43	14
	$415	$501	$479	$489	$623
Net credit losses
In U.S. offices	$1,202	$1,298	$1,384	$1,354	$1,392
In offices outside the U.S.	718	659	864	743	797
Total	$1,920	$1,957	$2,248	$2,097	$2,189
Other - net(2)(3)(4)(5)(6)(7)	$(118)	$(1,194)	$(554)	(453)	$(423)
Allowance for loan losses at end of period	$14,075	$14,598	$15,994	$16,915	$17,890
Allowance for loan losses as a % of total loans(8)	2.25%	2.38%	2.50%	2.60%	2.70%
Allowance for unfunded lending commitments(9)	$973	$1,023	$1,063	$1,140	$1,176
Total allowance for loan losses and unfunded lending commitments	$15,048	$15,621	$17,057	$18,055	$19,066
Net Consumer credit losses	$1,814	$1,966	$2,098	$2,115	$2,178
As a percentage of average Consumer loans	2.13%	2.22%	2.23%	2.21%	2.27%
Net Corporate credit losses (recoveries)	$106	$(9)	$150	$(18)	$11
As a percentage of average Corporate loans	0.15%	(0.01)%	0.21%	(0.03)%	0.02%
Allowance for loan losses at end of period(10)
Citicorp	$10,672	$10,976	$11,142	$11,582	$12,139
Citi Holdings	3,403	3,622	4,852	5,333	5,751
Total Citigroup	$14,075	$14,598	$15,994	$16,915	$17,890
Allowance by type
Consumer	$11,749	$12,122	$13,605	$14,575	$15,520
Corporate	2,326	2,476	2,389	2,340	2,370
Total Citigroup	$14,075	$14,598	$15,994	$16,915	$17,890

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, foreign currency translation, purchase accounting adjustments, etc.

(3)
The second quarter of 2015 includes a reduction of approximately $88 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $34 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the second quarter of 2015 includes a reduction of approximately $39 million related to FX translation.

(4)
The first quarter of 2015 includes a reduction of approximately $1.0 billion related to the sale or transfers to HFS of various loan portfolios, including a reduction of $281 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2015 includes a reduction of approximately $145 million related to FX translation.

(5)
The fourth quarter of 2014 includes a reduction of approximately $250 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $194 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the fourth quarter of 2014 includes a reduction of approximately $282 million related to FX translation.

(6)
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

(7)
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

(8)
June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014 exclude $6.5 billion, $6.6 billion, $5.9 billion, $4.4 billion and $4.8 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios as of June 30, 2015 and December 31, 2014:

	June 30, 2015
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$4.7	$107.7	4.4%
North America mortgages(3)(4)	3.0	90.1	3.4
North America other	0.5	12.9	3.9
International cards	1.6	26.8	6.0
International other(5)	2.0	104.8	1.9
Total Consumer	$11.8	$342.3	3.4%
Total Corporate	2.3	289.8	0.8
Total Citigroup	$14.1	$632.1	2.2%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $4.7 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

(3)
Of the $3.0 billion, approximately $2.9 billion was allocated to North America mortgages in Citi Holdings. The $3.0 billion of loan loss reserves represented approximately 52 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

(4)
Of the $3.0 billion in loan loss reserves, approximately $1.0 billion and $2.0 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $90.1 billion in loans, approximately $78.1 billion and $11.7 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

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

Non-Accrual Loans

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2015	2015	2014	2014	2014
Citicorp	$2,760	$2,789	$3,011	$3,358	$3,226
Citi Holdings	3,677	3,965	4,096	4,264	4,707
Total non-accrual loans	$6,437	$6,754	$7,107	$7,622	$7,933
Corporate non-accrual loans(1)
North America	$467	$347	$321	$365	$367
EMEA	322	287	267	322	363
Latin America	224	376	416	481	288
Asia	145	151	179	182	200
Total Corporate non-accrual loans	$1,158	$1,161	$1,183	$1,350	$1,218
Citicorp	$1,103	$1,108	$1,126	$1,290	$1,150
Citi Holdings	55	53	57	60	67
Total Corporate non-accrual loans	$1,158	$1,161	$1,183	$1,350	$1,217
Consumer non-accrual loans(1)
North America	$3,934	$4,192	$4,412	$4,546	$4,915
Latin America	1,034	1,086	1,188	1,364	1,386
Asia (2)	311	315	324	362	415
Total Consumer non-accrual loans	$5,279	$5,593	$5,924	$6,272	$6,716
Citicorp	$1,657	$1,681	$1,885	$2,068	$2,076
Citi Holdings	3,622	3,912	4,039	4,204	4,640
Total Consumer non-accrual loans	$5,279	$5,593	$5,924	$6,272	$6,716

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $343 million at June 30, 2015, $398 million at March 31, 2015, $421 million at December 31, 2014, $493 million at September 30, 2014, and $575 million at June 30, 2014.

(2) For reporting purposes, includes the results of operations of EMEA GCB for all periods presented.

The changes in Citigroup’s non-accrual loans for the three months ended June 30, 2015 were as follows:

	Three months ended
	June 30, 2015
In millions of dollars	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,161	$5,593	$6,754
Additions	292	1,077	1,369
Sales and transfers to held-for-sale	(141)	(141)	(282)
Returned to performing	(10)	(281)	(291)
Paydowns/settlements	(103)	(309)	(412)
Charge-offs	(40)	(615)	(655)
Other	(1)	(45)	(46)
Ending balance	$1,158	$5,279	$6,437

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2015	2015	2014	2014	2014
OREO(1)
Citicorp	$87	$103	$92	$86	$95
Citi Holdings	159	172	168	296	306
Total OREO	$246	$275	$260	$382	$401
North America	$190	$221	$195	$303	$293
EMEA	1	1	8	18	44
Latin America	50	48	47	49	49
Asia	5	5	10	12	15
Total OREO	$246	$275	$260	$382	$401
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$1,158	$1,161	$1,183	$1,350	$1,218
Consumer non-accrual loans	5,279	5,593	5,924	6,272	6,716
Non-accrual loans (NAL)	$6,437	$6,754	$7,107	$7,622	$7,934
OREO	$246	$275	$260	$382	$401
Non-accrual assets (NAA)	$6,683	$7,029	$7,367	$8,004	$8,335
NAL as a percentage of total loans	1.02%	1.09%	1.10%	1.17%	1.19%
NAA as a percentage of total assets	0.37	0.38	0.40	0.43	0.44
Allowance for loan losses as a percentage of NAL(2)	219	216	225	222	225

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
Non-accrual assets—Total Citicorp	2015	2015	2014	2014	2014
Non-accrual loans (NAL)	$2,760	$2,789	$3,011	$3,358	$3,226
OREO	87	103	92	86	95
Non-accrual assets (NAA)	$2,847	$2,892	$3,103	$3,444	$3,321
NAA as a percentage of total assets	0.17%	0.17%	0.18%	0.20%	0.19%
Allowance for loan losses as a percentage of NAL(2)	387	394	370	345	376
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$3,677	$3,965	$4,096	$4,264	$4,707
OREO	159	172	168	296	306
Non-accrual assets (NAA)	$3,836	$4,137	$4,264	$4,560	$5,013
NAA as a percentage of total assets	3.31%	3.39%	3.31%	3.33%	3.39%
Allowance for loan losses as a percentage of NAL(2)	93	91	118	125	122

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

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Jun. 30, 2015	Dec. 31, 2014
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$37	$12
Mortgage and real estate(3)	112	106
Loans to financial institutions	1	—
Other	290	316
	$440	$434
In offices outside the U.S.
Commercial and industrial(2)	$81	$105
Mortgage and real estate(3)	1	1
Other	36	39
	$118	$145
Total Corporate renegotiated loans	$558	$579
Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate (8)	$11,919	$15,514
Cards	1,520	1,751
Installment and other	83	580
	$13,522	$17,845
In offices outside the U.S.
Mortgage and real estate	$664	$695
Cards	598	656
Installment and other	563	586
	$1,825	$1,937
Total Consumer renegotiated loans	$15,347	$19,782

(1)
Includes $201 million and $135 million of non-accrual loans included in the non-accrual assets table above at June 30, 2015 and December 31, 2014, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at June 30, 2015, Citi also modified $125 million and $18 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside and outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at June 30, 2015, Citi also modified $22 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $3,012 million and $3,132 million of non-accrual loans included in the non-accrual assets table above at June 30, 2015 and December 31, 2014, respectively. The remaining loans are accruing interest.

(5)	Includes $151 million and $124 million of commercial real estate loans at June 30, 2015 and December 31, 2014, respectively.

(6)	Includes $168 million and $184 million of other commercial loans at June 30, 2015 and December 31, 2014, respectively.

(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

(8)	Reduction in the six months ended June 30, 2015 includes $3,017 million related to TDRs sold or transferred to held-for-sale.

North America Consumer Mortgage Lending

Overview
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At June 30, 2015, Citi’s North America consumer mortgage portfolio was $90.1 billion (compared to $91.4 billion at March 31, 2015), of which the residential first mortgage portfolio was $64.0 billion (compared to $64.3 billion at March 31, 2015), and the home equity loan portfolio was $26.1 billion (compared to $27.1 billion at March 31, 2015). At June 30, 2015, $28.6 billion of first mortgages was recorded in Citi Holdings, with the remaining $35.4 billion recorded in Citicorp. At June 30, 2015, $22.7 billion of home equity loans was recorded in Citi Holdings, with the remaining $3.4 billion recorded in Citicorp. For additional information on Citi’s North America consumer mortgage portfolio, including Citi’s representations and warranties repurchase reserve, see “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending” in Citi’s 2014 Annual Report on Form 10-K.
Citi’s residential first mortgage portfolio included $3.6 billion of loans with FHA insurance or Department of Veterans Affairs (VA) guarantees at June 30, 2015, compared to $3.7 billion at March 31, 2015.
As of June 30, 2015, Citi’s North America residential first mortgage portfolio contained approximately $3.1 billion of adjustable rate mortgages that are currently required to make a payment consisting of only accrued interest for the payment period, or an interest-only payment, compared to $3.4 billion at March 31, 2015.

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

(1)	2Q’14 excludes a recovery of approximately $58 million in CitiMortgage.

(2)	Increase in 4Q’14, 1Q’15 and 2Q’15 CitiFinancial residential first mortgage net credit loss rate largely driven by ongoing loss mitigation activities.

(3)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(4)	Year-over-year change as of April 2015.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars
Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

Residential first mortgage portfolio net credit losses of $104 million declined 4% from the first quarter of 2015, with total Citi Holdings net credit losses (CitiMortgage and CitiFinancial) declining 2% sequentially.
Residential first mortgages originated by CitiFinancial have a higher net credit loss rate (4.7%, compared to 0.4% for CitiMortgage as of the second quarter of 2015), as CitiFinancial borrowers tend to have higher loan-to-value ratios (LTVs) and lower FICO (Fair Isaac Corporation) scores than CitiMortgage borrowers. CitiFinancial’s residential first mortgages also have a significantly different geographic distribution, with different mortgage market conditions that tend to lag the overall improvements in home price index (HPI).
During the second quarter of 2015, continued management actions, primarily delinquent loans transferred to held-for-sale, were the primary driver of the overall improvement in delinquencies within Citi Holdings’ residential first mortgage portfolio. Citi transferred to held-for-sale approximately $0.2 billion of delinquent residential first mortgages in the second quarter of 2015 (unchanged from the first quarter of 2015). Credit performance from quarter to quarter could continue to be impacted by the amount of delinquent loan sales or transfers to held-for-sale, as well as overall trends in HPI and interest rates.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of June 30, 2015 and March 31, 2015.

In billions of dollars	June 30, 2015					March 31, 2015
State (1)	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100% (3)	Refreshed FICO
CA	$19.1	33%	0.4%	1%	749	$18.7	32%	0.4%	1%	748
NY/NJ/CT(4)	12.5	22	1.3	2	744	12.4	21	1.5	2	743
VA/MD	2.7	5	2.4	6	701	2.8	5	2.6	8	699
FL(4)	2.6	4	2.2	9	706	2.6	5	2.7	12	702
TX	2.4	4	2.4	—	686	2.5	4	2.6	—	683
IL(4)	2.4	4	2.0	8	721	2.4	4	2.3	11	718
Other	16.2	28	2.9	6	682	16.8	29	3.2	7	679
Total	$58.0	100%	1.6%	3%	721	$58.2	100%	1.8%	4%	718

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

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

Foreclosures
A substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At June 30, 2015, Citi’s foreclosure inventory included approximately $0.4 billion, or 0.7%, of the total residential first mortgage portfolio, compared to $0.5 billion, or 0.8%, at March 31, 2015 (based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs). This decline in the second quarter of 2015 was largely attributable to an increase in completed foreclosures.
Citi’s foreclosure inventory continues to be impacted by the ongoing extensive state and regulatory requirements related to the foreclosure process, which continue to result in longer foreclosure timelines. Citi’s average timeframes to move a loan out of foreclosure are two to three times longer than historical norms, and continue to be even more pronounced in judicial states, where Citi has a higher concentration of residential first mortgages in foreclosure. As of June 30, 2015, approximately 21% of Citi’s total foreclosure inventory was active foreclosure units in process for over two years, compared to 20% as of March 31, 2015.

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

Revolving HELOCs
At June 30, 2015, Citi’s home equity loan portfolio of $26.1 billion included approximately $14.8 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or “reset,” compared to $16.0 billion at March 31, 2015. The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of June 30, 2015
Note: Totals may not sum due to rounding.

Approximately 16% of Citi’s total Revolving HELOCs portfolio had commenced amortization as of June 30, 2015 (compared to 12% as of March 31, 2015). Of the remaining Revolving HELOCs portfolio, approximately 73% will commence amortization during the remainder of 2015–2017. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans.
While it is not certain what, if any, impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2015–2017 could increase on average by approximately $360, or 165%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Of the Revolving HELOCs that will commence amortization during the remainder of 2015–2017, approximately $1.2 billion, or 11%, of the loans have a CLTV greater than 100% as of June 30, 2015. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Based on the limited number of Revolving HELOCs that have begun amortization as of June 30, 2015, approximately 5.9% of the amortizing home equity loans were 30+ days past due, compared to 2.6% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 6.2% and 2.7%, respectively, as of March 31, 2015. As newly amortizing loans continue to season, the delinquency rate of the amortizing Revolving HELOC portfolio could increase. In addition, the resets have generally occurred during a period of historically low interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
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

As evidenced by the tables above, home equity loan net credit losses and delinquencies continued to improve during the second quarter of 2015, largely driven by the continued improvement in HPI. During the second quarter of 2015, the decline in delinquencies was primarily due to liquidations and continued modifications.
Given the currently limited market in which to sell delinquent home equity loans, as well as the relatively smaller number of home equity loan modifications and modification programs (see Note 15 to the Consolidated Financial Statements), Citi’s ability to reduce delinquencies or net credit losses in its home equity loan portfolio in Citi Holdings, whether pursuant to deterioration of the underlying credit performance of these loans, the reset of the Revolving HELOCs (as discussed above) or otherwise, is more limited as compared to residential first mortgages.

North America Home Equity Loans—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of June 30, 2015 and March 31, 2015.

In billions of dollars	June 30, 2015					March 31, 2015
State (1)	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO
CA	$6.8	28%	1.5%	8%	729	$7.1	28%	1.5%	10%	729
NY/NJ/CT(4)	6.4	26	2.4	11	722	6.6	26	2.5	11	721
FL(4)	1.7	7	1.9	29	709	1.8	7	2.2	35	707
VA/MD	1.5	6	1.7	27	707	1.6	6	1.6	29	706
IL(4)	1.0	4	1.4	37	718	1.1	4	1.4	41	717
IN/OH/MI(4)	0.8	3	1.6	33	690	0.8	3	1.9	37	688
Other	6.4	26	1.7	18	703	6.7	26	1.7	20	702
Total	$24.7	100%	1.8%	16%	716	$25.7	100%	1.9%	18%	715

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans. CLTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2015	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	March 31, 2015	June 30, 2014
Citicorp(3)(4)
Total	$283.9	$2,134	$2,245	$2,704	$2,387	$2,511	$2,815
Ratio		0.75%	0.80%	0.92%	0.84%	0.90%	0.96%
Retail banking
Total	$149.8	$636	$617	$989	$797	$845	$965
Ratio		0.43%	0.42%	0.64%	0.53%	0.58%	0.63%
North America	48.8	150	123	227	176	203	203
Ratio		0.31%	0.26%	0.50%	0.37%	0.43%	0.45%
Latin America	25.7	296	306	540	266	282	344
Ratio		1.15%	1.20%	1.85%	1.04%	1.10%	1.18%
Asia(5)	75.3	190	188	222	355	360	418
Ratio		0.25%	0.25%	0.28%	0.47%	0.48%	0.53%
Cards
Total	$134.1	$1,498	$1,628	$1,715	$1,590	$1,666	$1,850
Ratio		1.12%	1.23%	1.22%	1.19%	1.26%	1.32%
North America—Citi-branded	64.5	495	569	583	462	497	540
Ratio		0.77%	0.90%	0.87%	0.72%	0.78%	0.80%
North America—Citi retail services	43.2	567	629	606	652	673	683
Ratio		1.31%	1.48%	1.41%	1.51%	1.59%	1.58%
Latin America	8.3	245	240	303	229	247	326
Ratio		2.95%	2.82%	3.00%	2.76%	2.91%	3.23%
Asia(5)	18.1	191	190	223	247	249	301
Ratio		1.06%	1.07%	1.14%	1.36%	1.40%	1.54%
Citi Holdings(6)(7)
Total	$58.4	$1,540	$1,698	$2,708	$1,272	$1,339	$2,504
Ratio		2.76%	2.88%	3.23%	2.28%	2.27%	2.99%
International	4.2	78	91	238	119	142	330
Ratio		1.86%	1.86%	2.27%	2.83%	2.90%	3.14%
North America	54.2	1,462	1,607	2,470	1,153	1,197	2,174
Ratio		2.84%	2.97%	3.37%	2.24%	2.21%	2.97%
Total Citigroup	$342.3	$3,674	$3,943	$5,412	$3,659	$3,850	$5,319
Ratio		1.08%	1.17%	1.43%	1.08%	1.14%	1.41%

(1)	Total loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on end-of-period (EOP) loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30–89 days past due and related ratios for Citicorp North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $423 million ($0.8 billion), $534 million ($1.1 billion) and $668 million ($1.2 billion) at June 30, 2015, March 31, 2015 and June 30, 2014, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $75 million, $111 million and $125 million at June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

(5)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(6)
The 90+ days and 30–89 days past due and related ratios for Citi Holdings North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) for each period were $1.7 billion ($2.7 billion), $1.8 billion ($2.5 billion) and $2.8 billion ($5.2 billion) at June 30, 2015, March 31, 2015 and June 30, 2014, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.3 billion, $0.2 billion and $0.7 billion at June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

(7)
The June 30, 2015, March 31, 2015 and June 30, 2014 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $12 million, $12 million and $17 million, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	2Q15	2Q15	1Q15	2Q14
Citicorp
Total	$282.2	$1,579	$1,551	$1,738
Ratio		2.24%	2.22%	2.39%
Retail banking
Total	$149.8	$315	$294	$331
Ratio		0.84%	0.80%	0.87%
North America	49.0	40	36	37
Ratio		0.33%	0.31%	0.33%
Latin America	25.7	196	188	211
Ratio		3.06%	2.97%	2.92%
Asia(4)	75.1	79	70	83
Ratio		0.42%	0.38%	0.42%
Cards
Total	$132.4	$1,264	$1,257	$1,407
Ratio		3.83%	3.78%	4.08%
North America—Citi-branded	63.2	503	492	570
Ratio		3.19%	3.11%	3.44%
North America—Retail services	42.6	457	433	465
Ratio		4.30%	4.00%	4.40%
Latin America	8.5	196	229	243
Ratio		9.25%	10.55%	9.46%
Asia(4)	18.1	108	103	129
Ratio		2.39%	2.32%	2.69%
Citi Holdings(3)
Total	$59.9	$234	$414	$439
Ratio		1.57%	2.20%	1.88%
International	4.5	41	51	83
Ratio		3.65%	2.80%	2.60%
North America	55.4	193	363	356
Ratio		1.40%	2.14%	1.77%
Other (5)	—	1	1	1
Total Citigroup	$342.1	$1,814	$1,966	$2,178
Ratio		2.13%	2.22%	2.27%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
As a result of the entry into an agreement in March 2015 to sell OneMain Financial (OneMain), OneMain was classified as held-for-sale (HFS) at the end of the first quarter 2015. As a result of HFS accounting treatment, approximately $160 million of net credit losses were recorded as a reduction in revenue (Other revenue) during the second quarter of 2015.

(4)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(5)	Represents NCLs on loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

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

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio (excluding private bank in ICG), before consideration of collateral or hedges, by remaining tenor at June 30, 2015, March 31, 2015 and December 31, 2014. The vast majority of Citi’s corporate credit portfolio resides in ICG; as of June 30, 2015, less than 1% of Citi’s corporate credit exposure resided in Citi Holdings.

	At June 30, 2015				At March 31, 2015				At December 31, 2014
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet) (1)	$97	$98	$29	$224	$93	$91	$32	$216	$95	$85	$33	$213
Unfunded lending commitments (off-balance sheet)(2)	93	202	36	331	86	206	27	319	92	207	33	332
Total exposure	$190	$300	$65	$555	$179	$297	$59	$535	$187	$292	$66	$545

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	June 30, 2015	March 31, 2015	December 31, 2014
North America	55%	54%	55%
EMEA	25	25	25
Asia	13	14	13
Latin America	7	7	7
Total	100%	100%	100%

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

The following table presents the corporate credit portfolio by facility risk rating at June 30, 2015, March 31, 2015 and December 31, 2014, as a percentage of the total corporate credit portfolio:

	Total Exposure
	June 30, 2015	March 31, 2015	December 31, 2014
AAA/AA/A	51%	50%	49%
BBB	33	33	33
BB/B	15	15	16
CCC or below	1	2	1
Unrated	—	—	1
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total Exposure
	June 30, 2015	March 31, 2015	December 31, 2014
Transportation and industrial	21%	21%	21%
Consumer retail and health	15	16	17
Technology, media and telecom	11	10	9
Energy (1)	10	10	10
Power, chemicals, commodities and metals and mining	10	10	10
Banks/broker-dealers	8	8	8
Hedge funds	6	5	5
Real estate	5	5	6
Public sector	5	6	5
Insurance and special purpose entities	5	5	5
Other industries	4	4	4
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
(1) In addition to this exposure, Citi also has energy-related exposure within the “Public sector” (e.g., energy-related state-owned entities) and “Transportation and industrial” sector (e.g., off-shore drilling entities) included in the table above. As of June 30, 2015, Citi’s total exposure to these energy-related entities remained largely consistent with the prior quarter, at approximately $7 billion, of which approximately $4 billion consisted of direct outstanding funded loans.

As of June 30, 2015, Citi’s total corporate credit exposure to the energy and energy-related sector (see footnote 1 to the table above) was approximately $60 billion, with approximately $22 billion, or 3%, of Citi’s total outstanding loans consisting of direct outstanding funded loans. This compared to approximately $58 billion of total corporate credit exposure and $22 billion of direct outstanding funded loans as of March 31, 2015. In addition, as of June 30, 2015, approximately 72% of Citi’s total corporate credit energy and energy-related exposure (based on the methodology described above) was in the United States, United Kingdom and Canada (compared to approximately 69% at March 31, 2015). Also, as of June 30, 2015, approximately 83% of Citi’s total energy and energy-related exposures were rated investment grade (compared to approximately 82% as of March 31, 2015). While market developments led to an approximate $43 million loan loss reserve build in ICG during the current quarter, Citi did not experience any material net credit losses against its corporate energy exposures in the current quarter.

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
At June 30, 2015, March 31, 2015 and December 31, 2014, $25.2 billion, $27.2 billion and $27.6 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At June 30, 2015, March 31, 2015 and December 31, 2014, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2015	March 31, 2015	December 31, 2014
AAA/AA/A	23%	23%	24%
BBB	38	38	42
BB/B	34	33	28
CCC or below	5	6	6
Total	100%	100%	100%

At June 30, 2015, March 31, 2015 and December 31, 2014, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	June 30, 2015	March 31, 2015	December 31, 2014
Transportation and industrial	30%	30%	30%
Technology, media and telecom	14	14	15
Power, chemicals, commodities and metals and mining	13	15	15
Energy	13	12	10
Consumer retail and health	12	12	11
Banks/broker-dealers	6	7	7
Public Sector	6	4	6
Insurance and special purpose entities	4	4	4
Other industries	2	2	2
Total	100%	100%	100%

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

High-Quality Liquid Assets

	Parent(1)		Significant Citibank Entities(2)		Other Citibank and Banamex Entities		Total
In billions of dollars	Jun. 30, 2015	Mar. 31, 2015	Jun. 30, 2015	Mar. 31, 2015	Jun. 30, 2015	Mar. 31, 2015	Jun. 30, 2015	Mar. 31, 2015
Available cash	$17.8	$18.3	$63.7	$71.3	$8.2	$4.9	$89.7	$94.5
Unencumbered liquid securities	29.0	30.3	210.7	207.1	56.4	68.6	$296.1	$306.0
Total	$46.8	$48.6	$274.4	$278.4	$64.6	$73.5	$385.8	$400.5

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
(2) “Significant Citibank Entities” consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore.

As set forth in the table above, Citi’s high-quality liquid assets (HQLA) as of June 30, 2015 were $385.8 billion, compared to $400.5 billion as of March 31, 2015. The decrease in HQLA quarter-over-quarter was largely driven by Citi’s purposeful reduction of short-term borrowings. In addition, as Citi continues to improve the liquidity value of its deposits (see “Deposits” and “Liquidity Coverage Ratio (LCR)” below), Citi is able to reduce its required levels of HQLA.
Prior to September 30, 2014, Citi reported its HQLA based on the Basel Committee’s LCR rules. On this basis, Citi’s HQLA was $434.9 billion as of June 30, 2014. Year-over-year, the decrease in Citi’s HQLA was primarily due to the impact of the U.S. LCR rules, which excluded municipal securities, covered bonds and residential mortgage-backed securities from the definition of HQLA.
The following table shows further detail of the composition of Citi's HQLA by type of asset as of June 30, 2015 and March 31, 2015. For securities, the amounts represent the liquidity value that potentially could be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions.

In billions of dollars	Jun. 30, 2015	Mar. 31, 2015
Available cash	$89.7	$94.5
U.S. Treasuries	138.2	135.4
U.S. Agencies/Agency MBS	59.7	57.3
Foreign government(1)	94.1	110.3
Other investment grade	4.0	3.1
Total	$385.8	$400.5
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

Citi’s HQLA as set forth above does not include additional potential liquidity in the form of Citigroup’s borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $37 billion as of June 30, 2015 (compared to $38 billion as of March 31, 2015 and $27 billion as of June 30, 2014) and is maintained by pledged collateral to all such banks. The HQLA shown above also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which would be in addition to the resources noted above.
In general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-

dealer entities in accordance with Section 23A of the Federal Reserve Act. As of June 30, 2015, the amount available for lending to these entities under Section 23A was approximately $17 billion (unchanged from March 31, 2015 and June 30, 2014), subject to collateral requirements.

Deposits
Deposits are the primary and lowest cost funding source for Citi’s bank subsidiaries. The table below sets forth the end-of-period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Jun. 30, 2015	Mar. 31, 2015	Jun. 30, 2014
Global Consumer Banking
North America	$173.5	$172.6	$170.6
Latin America	42.1	42.0	46.3
Asia(1)	89.6	89.7	93.1
Total	$305.2	$304.3	$310.0
ICG
Treasury and trade solutions (TTS)	$397.5	$386.5	$383.5
Banking ex-TTS	108.2	104.4	93.6
Markets and securities services	82.4	80.2	94.7
Total	$588.1	$571.1	$571.9
Corporate/Other	7.0	12.3	31.4
Total Citicorp	$900.3	$887.7	$913.3
Total Citi Holdings(2)	7.7	11.9	52.4
Total Citigroup deposits (EOP)	$908.0	$899.6	$965.7
Total Citigroup deposits (AVG)	$906.4	$899.5	$959.5

(1)	For reporting purposes, includes EMEA GCB for all periods presented.

(2)
June 30, 2015 and March 31, 2015 deposit balances reflect the reclassification to held-for-sale of approximately $20 billion of deposits as a result of Citigroup’s entry into an agreement in December 2014 to sell its Japan retail banking business.

End-of-period deposits decreased 6% year-over-year and increased 1% quarter-over-quarter. Excluding the impact of FX translation, Citigroup’s end-of-period deposits declined 1% year-over-year. On this basis, Citicorp deposits grew 3%, offset by a decline in Citi Holdings deposits. Within Citicorp, GCB deposits increased 3% year-over-year, driven by 4% growth in international deposits. ICG deposits increased 8% year-over-year, with continued high-quality deposit growth (as discussed below), particularly in treasury and trade solutions in North America. The decline in Citi Holdings deposits was primarily driven by the reclassification to held-for-sale of deposits relating to Citi’s Japan retail banking business (see note 2 to the table above), as well as the continued transfer of MSSB deposits to Morgan Stanley, which was completed as of June 30, 2015. Average deposits declined 1% year-over-year, as the growth in Citicorp was more than offset by the reduction in Citi Holdings deposits. Average deposits grew 1% quarter-over-quarter, primarily due to 4% growth in ICG, partially offset by the ongoing reduction in Citi Holdings deposits.

Citi monitors its deposit base across multiple dimensions, including what Citi refers to as “LCR value” or the liquidity value of the deposit base under the U.S. LCR rules. Under U.S. LCR rules, deposits are assigned liquidity values based on expected behavior under stress, determined by the type of deposit and the type of client. Generally, the U.S. LCR rules prioritize operating accounts of consumers (including retail and commercial banking deposits) and corporations, while assigning lower liquidity values to non-operating balances of financial institutions. As of June 30, 2015, Citi’s total deposits had a liquidity value of approximately 74% under the U.S. LCR rules, a slight increase from 73% as of March 31, 2015, with a liquidity value of approximately 87% for Citi’s GCB deposits and 68% for ICG deposits, including Corporate/Other.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the parent entities and is a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multi-year maturity structure. The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.7 years as of June 30, 2015, a slight decline from the prior quarter and year, due in part to the repurchase of certain longer-dated debt securities during the second quarter of 2015.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Jun. 30, 2015	Mar. 31, 2015	Jun. 30, 2014
Parent(1)	$155.1	$151.8	$163.0
Benchmark debt:
Senior debt	97.3	95.5	97.8
Subordinated debt	25.6	25.5	28.1
Trust preferred	1.7	1.7	1.8
Customer-Related debt:
Structured debt	23.7	21.9	22.5
Non-structured debt	4.5	5.0	8.0
Local Country and Other(1)(3)	2.3	2.2	4.8
Bank	$56.7	$58.7	$64.0
FHLB Borrowings	16.8	16.3	19.1
Securitizations(3)	32.0	35.2	38.1
Local Country and Other(2)	7.9	7.2	6.8
Total long-term debt(1)	$211.8	$210.5	$227.0
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
June 30, 2015 and March 31, 2015 long-term debt balances exclude approximately $5.9 billion and $4.7 billion, respectively, of long-term debt (consisting largely of personal loan securitizations) relating to OneMain Financial, classified as held-for-sale, as a result of Citigroup’s entry into an agreement in March 2015 to sell its OneMain Financial business.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit cards.

Citi’s total long-term debt outstanding decreased year-over-year and increased slightly quarter-over-quarter. Year-over-year, Citi’s total long-term debt outstanding decreased primarily due to a reduction in securitizations at the bank entities, as well as the reclassification to held-for-sale of long-term debt relating to OneMain Financial (see note 1 to the table above). Sequentially, Citi’s total long-term debt increased slightly due to issuance of senior debt at the parent level, partially offset by continued reductions in credit card securitizations at the bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the second quarter of 2015, Citi repurchased an aggregate of approximately $2.8 billion of its outstanding long-term debt.
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

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q15		1Q15		2Q14
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent(1)	$7.0	$12.5	$8.6	$11.1	$11.1	$10.0
Benchmark debt:
Senior debt	3.2	5.4	5.1	6.1	4.7	5.6
Subordinated debt	2.0	3.0	0.4	1.0	1.0	1.0
Trust preferred	—	—	—	—	2.1	—
Customer-related debt:
Structured debt	1.4	3.9	2.5	2.8	2.2	2.2
Non-structured debt	0.3	0.1	0.4	—	0.3	0.4
Local Country and Other(1)	0.1	0.1	0.2	1.2	0.8	0.8
Bank	$3.6	$1.7	$6.9	$0.6	$4.2	$8.7
FHLB borrowings	—	0.5	3.5	—	1.0	6.1
Securitizations	3.2	—	2.8	—	1.4	2.4
Local Country and Other	0.4	1.2	0.5	0.6	1.8	0.2
Total(1)	$10.6	$14.2	$15.5	$11.7	$15.3	$18.7
(1) As a result of OneMain Financial’s reclassification to held-for-sale in March 2015, 2Q15 excludes issuances of $1.2 billion relating to OneMain Financial and classified to held-for-sale, while 1Q15 includes issuances of $1.2 billion subsequently reclassified to held-for-sale.

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2015, as well as its aggregate expected annual long-term debt maturities as of June 30, 2015:

	Maturities 1H15
In billions of dollars		2015	2016	2017	2018	2019	2020	Thereafter	Total
Parent(1)	$15.6	$8.0	$19.4	$25.8	$19.3	$18.8	$5.8	$58.0	$155.1
Benchmark debt:
Senior debt	8.3	5.3	11.9	19.4	15.4	14.6	4.0	26.7	97.3
Subordinated debt	2.4	0.1	1.5	2.9	1.2	1.3	—	18.6	25.6
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt:
Structured debt	3.9	1.7	5.1	3.0	2.3	1.7	1.7	8.2	23.7
Non-structured debt	0.7	0.9	0.9	0.5	0.4	0.2	0.1	1.5	4.5
Local Country and Other(1)	0.3	—	—	—	—	1.0	—	1.3	2.3
Bank	$10.5	$3.5	$23.2	$14.8	$9.0	$2.2	$0.3	$3.7	56.7
FHLB borrowings	3.5	0.5	9.6	6.3	0.4	—	—	—	16.8
Securitizations	6.0	1.8	10.2	6.4	8.3	1.9	—	3.4	32.0
Local Country and Other	0.9	1.2	3.4	2.1	0.3	0.3	0.3	0.3	7.9
Total long-term debt(1)	$26.1	$11.5	$42.6	$40.6	$28.3	$21.0	$6.1	$61.7	$211.8
(1) Maturities exclude OneMain Financial long-term debt of approximately $5.9 billion (consisting largely of personal loan securitizations) reclassified to held-for-sale as a result of Citigroup’s entry into an agreement in March 2015 to sell its OneMain Financial business.
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
Secured funding of $177 billion as of June 30, 2015 declined 4% from the prior-year period, primarily driven by the impact of FX translation, and was largely unchanged sequentially. Excluding the impact of FX translation, secured funding increased 6% from the prior-year period driven by normal business activity. Average balances for secured funding were approximately $183 billion for the quarter ended June 30, 2015, compared to $177 billion for the quarter ended March 31, 2015 and $193 billion for the quarter ended June 30, 2014.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund trading inventory.  To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid trading inventory was greater than 110 days as of June 30, 2015.
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

In billions of dollars	Jun. 30, 2015	Mar. 31, 2015	Jun. 30, 2014
Commercial paper
Parent	$—	$0.1	$0.2
Significant Citibank entities	10.0	10.9	14.7
Total	$10.0	$11.0	$14.9

Other Short-Term Borrowings
At June 30, 2015, Citi’s other short-term borrowings, which included borrowings from the FHLB and other market participants, were approximately $16 billion, compared to $28 billion at March 31, 2015, and $45 billion at June 30, 2014. As described under “Commercial Paper” above, Citi purposefully reduced its other short-term borrowings, including FHLB borrowings, as it continued to grow its high-quality deposits.

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
The table below sets forth the components of Citi’s LCR calculation and HQLA in excess of net outflows as of June 30, 2015 and March 31, 2015.

in billions of dollars	Jun. 30, 2015	Mar. 31, 2015
HQLA	$385.8	$400.5
Net outflows	$347.3	$361.0
LCR	111%	111%
HQLA in excess of net outflows	$38.6	$39.5
Note: Amounts set forth in the table above are based on the U.S. LCR rules.

As set forth in the table above, Citi’s LCR remained unchanged quarter-over-quarter as the reduction in Citi’s HQLA was offset by reduced deposit and debt maturity outflows reflecting the improvement in the LCR liquidity value of Citi’s deposits as well as the continued reduction in short-term borrowings (each as described above).
As noted above, prior to September 30, 2014, Citi reported its LCR based on the Basel Committee’s LCR rules. On this basis, Citi’s LCR was 123% as of June 30, 2014. The decrease in Citi’s LCR year-over-year was primarily due to the impact of the U.S. LCR rules. Specifically, as discussed under “High-Quality Liquid Assets” above, the U.S. LCR rules excluded certain assets from the calculation of HQLA. In addition, net outflows are higher under the U.S. LCR rules, primarily due to the “peak day” outflow requirement (i.e., net outflows are required to be based on the highest individual day’s mismatch between contractual and certain non-defined maturity inflows and outflows within the 30-day LCR period) as well as higher deposit outflow assumptions resulting from the more stringent deposit classifications (e.g., the nature of the deposit balance or counterparty designation) under the U.S. LCR rules.

Credit Ratings
Citigroup’s funding and liquidity, its funding capacity, ability to access capital markets and other sources of funds, the cost of these funds, and its ability to maintain certain deposits are partially dependent on its credit ratings. The table below sets forth the ratings for Citigroup and Citibank, N.A. as of June 30, 2015. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Inc. (CGMI) were A/A-1 at Standard & Poor’s and A+/F1 at Fitch as of June 30, 2015.

Debt Ratings as of June 30, 2015

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service (Moody’s)	Baa1	P-2	Stable	A1	P-1	Stable
Standard & Poor’s (S&P)(1)	A-	A-2	Negative	A	A-1	Stable
(1) See “Recent Credit Rating Developments” below.
Recent Credit Rating Developments
On May 19, 2015, Fitch revised its methodology relating to U.S. GSIBs by revising its U.S. Support Rating Floor (SRF), which sets the lower bound on the long-term ratings of U.S. GSIBs, to ‘No Floor’ from ‘A’. This had no direct impact on Citigroup, as it did not benefit from the SRF. Additionally, Fitch introduced a rating differential between the long-term ratings of a bank's holding and operating companies, reflecting the expected implementation of total loss-absorbing capital (TLAC) requirements for U.S. GSIBs and the likelihood of a substantial debt buffer in the holding company. As a result of these methodology changes, Fitch upgraded the long-term ratings and deposit ratings of Citi's material U.S. operating companies by one notch. Specifically, the long-term ratings of Citibank, N.A. and CGMI (as noted above) were upgraded to ‘A+’ from ‘A’ and the deposit ratings for Citibank, N.A were upgraded to ‘AA-’ from ‘A+’.
On May 28, 2015, Moody’s concluded its reviews on 13 global investment banks. As a result of its reviews, Moody’s affirmed Citigroup’s Baseline Credit Assessment (BCA), or unsupported rating, of ‘baa2’ and upgraded Citibank, N.A.’s long-term senior unsecured debt and long-term deposit ratings 1-notch to ‘A1’ from ‘A2’. Moody’s also upgraded Citigroup’s senior unsecured debt rating by 1-notch, to ‘Baa1’ from ‘Baa2’ and its preferred stock rating to ‘Ba2’ from ‘Ba3’.
As a result of the completion of its annual review of the U.S. banking industry, including the U.S. GSIBs, on July 23, 2015 S&P upgraded Citigroup’s stand-alone credit profile (SACP), or unsupported rating, by 1-notch to ‘a-’ from ‘bbb+’, which also resulted in a 1-notch upgrade to Citigroup's hybrid capital instruments to ‘BB+’ from ‘BB’. S&P affirmed the ‘A/A-1’ issuer credit ratings on Citigroup’s core and highly strategic operating subsidiaries, including Citibank, N.A. and Citigroup Global Markets Inc., with government support reduced from 2-notches to 1-notch, in line with its methodology for a U.S. highly systemically important institution with an ‘a-’ SACP. These rating actions were driven by S&P’s view that the risk to the U.S. banking industry has reduced due to wide-ranging regulatory changes, and that Citigroup's management has effectively strengthened, de-risked, and simplified Citi’s business model. Additionally, S&P revised the outlook on the ratings of Citi's operating subsidiaries, including Citibank, N.A. and Citigroup Global Markets Inc., to positive from stable as the long-term rating could be upgraded if the 1-notch of government support is removed and Citigroup’s “Additional Loss Absorbing Capital” (ALAC) is sufficient to contribute 2-notches of uplift. The rating outlook on Citigroup and other U.S. GSIBs remains negative, reflecting S&P’s ongoing evaluation of government support.

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
For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk

Factors—Liquidity Risks” in Citigroup’s 2014 Annual Report on Form 10-K.
Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers
As of June 30, 2015, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.8 billion, compared to $0.9 billion as of March 31, 2015. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2015, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.’s funding and liquidity by approximately $1.3 billion, compared to $1.5 billion as of March 31, 2015, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $2.1 billion, compared to $2.4 billion as of March 31, 2015 (see also Note 21 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citi’s parent entities were approximately $47 billion, and the liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities were approximately $339 billion, for a total of approximately $386 billion as of June 30, 2015. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank, N.A.—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.’s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of June 30, 2015, Citibank, N.A. had liquidity commitments of approximately $10.0 billion to consolidated asset-backed commercial paper conduits, compared to $10.9 billion as of March 31, 2015 (as referenced in Note 20 to the Consolidated Financial Statements).
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

In millions of dollars (unless otherwise noted)	Jun. 30, 2015	Mar. 31, 2015	Jun. 30, 2014
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,360	$1,263	$1,255
All other currencies	645	611	681
Total	$2,005	$1,874	$1,936
As a % of average interest-earning assets	0.12%	0.12%	0.11%
Estimated initial impact to AOCI (after-tax)(2)	$(4,213)	$(3,931)	$(3,395)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(47)	(45)	(38)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(236) million for a 100 basis point instantaneous increase in interest rates as of June 30, 2015.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated initial AOCI impact above.
The sequential increase in the estimated impact to net interest revenue primarily reflected changes in balance sheet composition, including the increase in certain of Citi’s deposit balances, partly offset by Citi Treasury actions. The sequential increase in the estimated impact to AOCI and the Common Equity Tier 1 Capital ratio primarily reflected changes in the composition of Citi Treasury’s investment and interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to AOCI would be offset in shareholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of June 30, 2015, Citi expects that the negative $4.2 billion impact to AOCI in such a scenario could potentially be offset over approximately 21 months.
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under four different changes in interest rate scenarios for the U.S. dollar and Citi’s other currencies. While Citi also monitors the impact of a parallel decrease in interest rates, a 100 basis point decrease in short-term interest rates is not meaningful, as it would imply negative interest rates in many of Citi’s markets.

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,360	$1,323	$90	$(148)
All other currencies	645	601	37	(37)
Total	$2,005	$1,924	$127	$(185)
Estimated initial impact to AOCI (after-tax)(1)	$(4,213)	$(2,677)	$(1,708)	$1,464
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(47)	(30)	(19)	16
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2015, Citi estimates that a simultaneous 5% appreciation of the U.S. dollar against all of Citi’s other currencies could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 0.9% of TCE, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the British pound sterling, the euro, the Chinese yuan and the Australian dollar.
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

	For the quarter ended
In millions of dollars (unless otherwise noted)	Jun. 30, 2015	Mar. 31, 2015	Jun. 30, 2014
Change in FX spot rate(1)	0.2%	(4.5)%	1.2%
Change in TCE due to foreign currency translation, net of hedges	$(44)	$(1,763)	$(170)
As a % of Tangible Common Equity	—%	(1.0)%	(0.1)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in foreign currency translation, net of hedges (bps)	(3)	—	(3)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Yields

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2015		2015		2014		2Q15 vs. 2Q14
Interest revenue(1)	$14,995		$14,724		$15,682		(4)%
Interest expense	3,051		3,028		3,615		(16)
Net interest revenue(1)(2)	$11,944		$11,696		$12,067		(1)%
Interest revenue—average rate	3.71%		3.67%		3.73%		(2)	bps
Interest expense—average rate	0.97		0.96		1.07		(10)	bps
Net interest margin	2.95%		2.92%		2.87%		8	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.61%		0.60%		0.42%		19	bps
10-year U.S. Treasury note—average rate	2.16		1.97		2.62		(46)	bps
10-year vs. two-year spread	155	bps	137	bps	220	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $121 million, $124 million and $121 million for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Citi’s NIM increased sequentially to 295 basis points, driven by a higher-than-expected contribution from trading NIM, which can fluctuate quarter-to-quarter. Excluding this impact, Citi’s NIM would have been closer to 291 basis points in the second quarter of 2015. Citi’s NIM will be impacted during the remainder of 2015 by divestitures from Citi Holdings, including OneMain Financial and the Japan retail banking business, although the ultimate impact to NIM will be dependent on the timing and overall impact of these divestitures to Citi’s results of operations.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2015	2015	2014	2015	2015	2014	2015	2015	2014
Assets
Deposits with banks(5)	$134,641	$139,173	$160,555	$168	$183	$250	0.50%	0.53%	0.62%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$149,577	$151,077	$159,178	$307	$283	$257	0.82%	0.76%	0.65%
In offices outside the U.S.(5)	86,458	90,102	106,245	357	359	335	1.66%	1.62%	1.26%
Total	$236,035	$241,179	$265,423	$664	$642	$592	1.13%	1.08%	0.89%
Trading account assets(7)(8)
In U.S. offices	$118,896	$116,950	$111,204	$985	$918	$804	3.32%	3.18%	2.90%
In offices outside the U.S.(5)	110,691	111,309	123,015	671	516	683	2.43%	1.88%	2.23%
Total	$229,587	$228,259	$234,219	$1,656	$1,434	$1,487	2.89%	2.55%	2.55%
Investments
In U.S. offices
Taxable	$214,168	$213,431	$188,005	$973	$940	$783	1.82%	1.79%	1.67%
Exempt from U.S. income tax	19,818	20,740	20,689	99	83	173	2.00%	1.62%	3.35%
In offices outside the U.S.(5)	99,045	102,168	114,575	760	769	933	3.08%	3.05%	3.27%
Total	$333,031	$336,339	$323,269	$1,832	$1,792	$1,889	2.21%	2.16%	2.34%
Loans (net of unearned income)(9)
In U.S. offices	$347,779	$357,951	$361,875	$6,292	$6,368	$6,475	7.26%	7.21%	7.18%
In offices outside the U.S.(5)	279,247	276,914	303,196	3,721	4,195	4,892	5.34%	6.14%	6.47%
Total	$627,026	$634,865	$665,071	$10,013	$10,563	$11,367	6.41%	6.75%	6.86%
Other interest-earning assets(10)	$62,656	$45,501	$39,088	$662	$110	$97	4.24%	0.98%	1.00%
Total interest-earning assets	$1,622,976	$1,625,316	$1,687,625	$14,995	$14,724	$15,682	3.71%	3.67%	3.73%
Non-interest-earning assets(7)	$216,708	$227,808	$215,443
Total assets	$1,839,684	$1,853,124	$1,903,068

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $121 million, $124 million and $121 million for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2015	2015	2014	2015	2015	2014	2015	2015	2014
Liabilities
Deposits
In U.S. offices(5)	$269,673	$281,518	$293,480	$330	$356	$356	0.49%	0.51%	0.49%
In offices outside the U.S.(6)	431,305	416,878	472,654	958	970	1,113	0.89%	0.94%	0.94%
Total	$700,978	$698,396	$766,134	$1,288	$1,326	$1,469	0.74%	0.77%	0.77%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$112,690	$106,394	$99,617	$183	$163	$198	0.65%	0.62%	0.80%
In offices outside the U.S.(6)	70,602	70,720	93,685	260	213	339	1.48%	1.22%	1.45%
Total	$183,292	$177,114	$193,302	$443	$376	$537	0.97%	0.86%	1.11%
Trading account liabilities(8)(9)
In U.S. offices	$26,008	$28,040	$31,403	$27	$23	$23	0.42%	0.33%	0.29%
In offices outside the U.S.(6)	46,972	45,159	50,927	27	24	25	0.23%	0.22%	0.20%
Total	$72,980	$73,199	$82,330	$54	$47	$48	0.30%	0.26%	0.23%
Short-term borrowings(10)
In U.S. offices	$65,695	$72,060	$76,824	$73	$21	$52	0.45%	0.12%	0.27%
In offices outside the U.S.(6)	48,584	57,078	38,336	84	98	110	0.69%	0.70%	1.15%
Total	$114,279	$129,138	$115,160	$157	$119	$162	0.55%	0.37%	0.56%
Long-term debt(11)
In U.S. offices	$180,517	$191,555	$195,397	$1,057	$1,110	$1,323	2.35%	2.35%	2.72%
In offices outside the U.S.(6)	7,393	7,007	8,671	52	50	76	2.82%	2.89%	3.52%
Total	$187,910	$198,562	$204,068	$1,109	$1,160	$1,399	2.37%	2.37%	2.75%
Total interest-bearing liabilities	$1,259,439	$1,276,409	$1,360,994	$3,051	$3,028	$3,615	0.97%	0.96%	1.07%
Demand deposits in U.S. offices	$24,670	$24,018	$27,796
Other non-interest-bearing liabilities(8)	336,701	339,129	301,148
Total liabilities	$1,620,810	$1,639,556	$1,689,938
Citigroup stockholders’ equity(12)	$217,522	$212,133	$211,400
Noncontrolling interest	1,352	1,435	1,730
Total equity(12)	$218,874	$213,568	$213,130
Total liabilities and stockholders’ equity	$1,839,684	$1,853,124	$1,903,068
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$884,959	$942,923	$950,037	$7,087	$7,004	$6,640	3.21%	3.01%	2.80%
In offices outside the U.S.(6)	738,017	682,393	737,588	4,857	4,692	5,427	2.64	2.79	2.95
Total	$1,622,976	$1,625,316	$1,687,625	$11,944	$11,696	$12,067	2.95%	2.92%	2.87%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $121 million, $124 million and $121 million for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
In millions of dollars, except rates	Six Months 2015	Six Months 2014	Six Months 2015	Six Months 2014	Six Months 2015	Six Months 2014
Assets
Deposits with banks(5)	$136,907	$167,736	$351	$502	0.52%	0.60%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$150,327	$156,023	$590	$506	0.79%	0.65%
In offices outside the U.S.(5)	88,280	104,286	716	680	1.64%	1.31%
Total	$238,607	$260,309	$1,306	$1,186	1.10%	0.92%
Trading account assets(7)(8)
In U.S. offices	$117,923	$112,366	$1,903	$1,683	3.25%	3.02%
In offices outside the U.S.(5)	111,000	121,951	1,187	1,323	2.16%	2.19%
Total	$228,923	$234,317	$3,090	$3,006	2.72%	2.59%
Investments
In U.S. offices
Taxable	$213,800	$180,713	$1,913	$1,516	1.80%	1.69%
Exempt from U.S. income tax	20,279	20,285	182	371	1.81%	3.69%
In offices outside the U.S.(5)	100,607	114,507	1,529	1,849	3.06%	3.26%
Total	$334,686	$315,505	$3,624	$3,736	2.18%	2.39%
Loans (net of unearned income)(9)
In U.S. offices	$352,865	$362,167	$12,660	$12,963	7.24%	7.22%
In offices outside the U.S.(5)	278,081	299,722	7,916	9,590	5.74%	6.45%
Total	$630,946	$661,889	$20,576	$22,553	6.58%	6.87%
Other interest-earning assets(10)	$54,080	$36,487	$772	$177	2.88%	0.98%
Total interest-earning assets	$1,624,149	$1,676,243	$29,719	$31,160	3.69%	3.75%
Non-interest-earning assets(7)	$222,258	$219,912
Total assets	$1,846,407	$1,896,155

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $121 million, $124 million and $121 million for the three months ended June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

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

(9)	Includes cash-basis loans.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
In millions of dollars, except rates	Six Months 2015	Six Months 2014	Six Months 2015	Six Months 2014	Six Months 2015	Six Months 2014
Liabilities
Deposits
In U.S. offices(5)	$275,596	$287,370	$686	$758	0.50%	0.53%
In offices outside the U.S.(6)	424,092	476,159	1,928	2,160	0.92%	0.91%
Total	$699,688	$763,529	$2,614	$2,918	0.75%	0.77%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$109,542	$101,597	$346	$354	0.64%	0.70%
In offices outside the U.S.(6)	70,661	93,627	473	708	1.35%	1.52%
Total	$180,203	$195,224	$819	$1,062	0.92%	1.10%
Trading account liabilities(8)(9)
In U.S. offices	$27,024	$29,533	$50	$44	0.37%	0.30%
In offices outside the U.S.(6)	46,066	48,051	51	45	0.22%	0.19%
Total	$73,090	$77,584	$101	$89	0.28%	0.23%
Short-term borrowings(10)
In U.S. offices	$68,878	$78,097	$94	$89	0.28%	0.23%
In offices outside the U.S.(6)	52,831	36,885	182	210	0.69%	1.15%
Total	$121,709	$114,982	$276	$299	0.46%	0.52%
Long-term debt(11)
In U.S. offices	$186,036	$192,470	$2,167	$2,683	2.35%	2.81%
In offices outside the U.S.(6)	7,200	8,803	102	155	2.86%	3.55%
Total	$193,236	$201,273	$2,269	$2,838	2.37%	2.84%
Total interest-bearing liabilities	$1,267,926	$1,352,592	$6,079	$7,206	0.97%	1.07%
Demand deposits in U.S. offices	$24,344	$27,863
Other non-interest-bearing liabilities(8)	337,915	305,053
Total liabilities	$1,630,185	$1,685,508
Citigroup stockholders’ equity(12)	$214,828	$208,843
Noncontrolling interest	1,394	1,804
Total equity(12)	$216,222	$210,647
Total liabilities and stockholders’ equity	$1,846,407	$1,896,155
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$913,944	$946,824	$14,091	$13,316	3.11%	2.84%
In offices outside the U.S.(6)	710,205	729,419	9,549	10,638	2.71%	2.94%
Total	$1,624,149	$1,676,243	$23,640	$23,954	2.94%	2.88%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $244 million and $249 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

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

(11)	Includes stockholders' equity from discontinued operations.

(12)	Includes allocations for capital and funding costs based on the location of the asset.
Analysis of Changes in Interest Revenue(1)(2)(3)

	2nd Qtr. 2015 vs. 1st Qtr. 2015			2nd Qtr. 2015 vs. 2nd Qtr. 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(6)	$(9)	$(15)	$(37)	$(45)	$(82)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(3)	$27	$24	$(16)	$66	$50
In offices outside the U.S.(4)	(15)	13	(2)	(70)	92	22
Total	$(18)	$40	$22	$(86)	$158	$72
Trading account assets(5)
In U.S. offices	$15	$52	$67	$58	$123	$181
In offices outside the U.S.(4)	(3)	158	155	(72)	60	(12)
Total	$12	$210	$222	$(14)	$183	$169
Investments(1)
In U.S. offices	$(1)	$50	$49	$116	$—	$116
In offices outside the U.S.(4)	(24)	15	(9)	(121)	(52)	(173)
Total	$(25)	$65	$40	$(5)	$(52)	$(57)
Loans (net of unearned income)(6)
In U.S. offices	$(183)	$107	$(76)	$(254)	$71	$(183)
In offices outside the U.S.(4)	35	(509)	(474)	(365)	(806)	(1,171)
Total	$(148)	$(402)	$(550)	$(619)	$(735)	$(1,354)
Other interest-earning assets(7)	$56	$496	$552	$88	$477	$565
Total interest revenue	$(129)	$400	$271	$(673)	$(14)	$(687)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Interest Revenue(1)(2)(3)

	2nd Qtr. 2015 vs. 1st Qtr. 2015			2nd Qtr. 2015 vs. 2nd Qtr. 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$(15)	$(11)	$(26)	$(29)	$3	$(26)
In offices outside the U.S.(4)	33	(45)	(12)	(94)	(61)	(155)
Total	$18	$(56)	$(38)	$(123)	$(58)	$(181)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$10	$10	$20	$24	$(39)	$(15)
In offices outside the U.S.(4)	—	47	47	(85)	6	(79)
Total	$10	$57	$67	$(61)	$(33)	$(94)
Trading account liabilities(5)
In U.S. offices	$(2)	$6	$4	$(4)	$8	$4
In offices outside the U.S.(4)	1	2	3	(2)	4	2
Total	$(1)	$8	$7	$(6)	$12	$6
Short-term borrowings(6)
In U.S. offices	$(2)	$54	$52	$17	$4	$21
In offices outside the U.S.(4)	(15)	1	(14)	167	(193)	(26)
Total	$(17)	$55	$38	$184	$(189)	$(5)
Long-term debt
In U.S. offices	$(65)	$12	$(53)	$(150)	$(116)	$(266)
In offices outside the U.S.(4)	3	(2)	1	123	(147)	(24)
Total	$(62)	$10	$(52)	$(27)	$(263)	$(290)
Total interest expense	$(52)	$74	$22	$(33)	$(531)	$(564)
Net interest revenue	$(77)	$325	$248	$(640)	$517	$(123)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Analysis of Changes in Interest Revenue, Interest Expense, and Net Interest Revenue(1)(2)(3)

	Six Months 2015 vs. Six Months 2014
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits at interest with banks(4)	$(85)	$(66)	$(151)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(19)	$103	$84
In offices outside the U.S.(4)	(114)	150	36
Total	$(133)	$253	$120
Trading account assets(5)
In U.S. offices	$86	$134	$220
In offices outside the U.S.(4)	(117)	(19)	(136)
Total	$(31)	$115	$84
Investments(1)
In U.S. offices	$299	$(91)	$208
In offices outside the U.S.(4)	(216)	(104)	(320)
Total	$83	$(195)	$(112)
Loans (net of unearned income)(6)
In U.S. offices	$(334)	$31	$(303)
In offices outside the U.S.(4)	(662)	(1,012)	(1,674)
Total	$(996)	$(981)	$(1,977)
Other interest-earning assets	$118	$477	$595
Total interest revenue	$(1,044)	$(397)	$(1,441)
Deposits (7)
In U.S. offices	$(30)	$(42)	$(72)
In offices outside the U.S.(4)	(237)	5	(232)
Total	$(267)	$(37)	$(304)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$27	$(35)	$(8)
In offices outside the U.S.(4)	(160)	(75)	(235)
Total	$(133)	$(110)	$(243)
Trading account liabilities(5)
In U.S. offices	$(4)	$10	$6
In offices outside the U.S.(4)	(2)	8	6
Total	$(6)	$18	$12
Short-term borrowings
In U.S. offices	$(11)	$16	$5
In offices outside the U.S.(4)	72	(100)	(28)
Total	$61	$(84)	$(23)
Long-term debt
In U.S. offices	$(87)	$(429)	$(516)
In offices outside the U.S.(4)	(26)	(27)	(53)
Total	$(113)	$(456)	$(569)
Total interest expense	$(458)	$(669)	$(1,127)
Net interest revenue	$(586)	$272	$(314)

(1)	The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $584 million and $532 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

Price Risk—Trading Portfolios
For additional information on the measures Citi uses to monitor price risk in its trading portfolios, as well as additional information on value at risk (VAR) and Citi’s VAR model, see “Managing Global Risk—Market Risk—Price Risk—Trading Portfolios” in Citi’s 2014 Annual Report on Form 10-K.

Value at Risk
As of June 30, 2015, Citi estimates that the conservative features of its VAR calibration contribute an approximate 20% add-on (compared to 23% at March 31, 2015) to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets.
As set forth in the table below, Citi’s average and quarter-end trading and credit portfolio VAR decreased sequentially due to exposure changes in commodities trading as well as the G10 rates business, including hedging activity associated with non-trading positions.

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2015	2015 Average	March 31, 2015	2015 Average	June 30, 2014	2014 Average
Interest rate	$33	$42	$63	$60	$81	$85
Credit spread	64	70	71	75	$72	$73
Covariance adjustment(1)	(22)	(25)	(34)	(33)	(41)	(43)
Fully diversified interest rate and credit spread	$75	$87	$100	$102	$112	$115
Foreign exchange	32	34	29	31	26	34
Equity	24	21	25	16	24	26
Commodity	18	18	22	24	13	15
Covariance adjustment(1)	(66)	(70)	(69)	(66)	(72)	(79)
Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$83	$90	$107	$107	$103	$111
Specific risk-only component(3)	$7	$6	$8	$6	$9	$12
Total Trading VAR—general market risk factors only (excluding credit portfolios)(2)	$76	$84	$99	$101	$94	$99
Incremental Impact of the Credit Portfolio(4)	$15	$23	$30	$24	$14	$24
Total Trading and Credit Portfolio VAR	$98	$113	$137	$131	$117	$135

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

The table below provides the range of market factor VARs associated with Citi’s Total Trading VAR, inclusive of specific risk, that was experienced during the following quarters:

	Second Quarter		First Quarter		Second Quarter
	2015		2015		2014
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$29	$73	$39	$84	$65	$101
Credit spread	63	77	66	94	68	82
Fully diversified interest rate and credit spread	$71	$106	$86	$127	$101	$129
Foreign exchange	22	51	20	43	23	59
Equity	12	32	9	26	18	44
Commodity	15	22	18	37	11	20
Total Trading	$71	$107	$85	$140	$96	$139
Total Trading and Credit Portfolio	89	141	108	158	111	172
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close of business dates.

The following table provides the VAR for ICG during the second quarter of 2015, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio.

In millions of dollars	Jun. 30, 2015
Total—all market risk factors, including general and specific risk	$79
Average—during quarter	$84
High—during quarter	99
Low—during quarter	67

Regulatory VAR Back-testing
In accordance with Basel III, Citi is required to perform back-testing to evaluate the effectiveness of its Regulatory VAR model (for additional information on Regulatory VAR, see “Managing Global Risk—Market Risk—Price Risk—Trading Portfolios” in Citi’s 2014 Annual Report on Form 10-K). Regulatory VAR back-testing is the process in which the daily one-day VAR, at a 99% confidence interval, is compared to the buy-and-hold profit and loss (e.g., the profit and loss impact if the portfolio is held constant at the end of the day and re-priced the following day). Buy-and-hold profit and loss represents the daily mark-to-market profit and loss attributable to price movements in covered positions from the close of the previous business day. Buy-and-hold profit and loss excludes realized trading revenue, net interest, fees and commissions, intra-day trading profit and loss, and changes in reserves. Regulatory VAR back-testing is performed against buy-and-hold profit and loss on a monthly basis for multiple portfolios across the organization (trading desk level, ICG business segment and
Citigroup) and the results are shared with the U.S. banking
regulators.
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
As of June 30, 2015, there were two back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months. As previously disclosed, trading losses on October 15, 2014 exceeded the VAR estimate at the Citigroup level due to significant market movements and volatility that impacted various fixed income as well as equities trading business. The second back-testing exception occurred on January 15, 2015 following the Swiss National Bank’s announcement removing the minimum exchange rate of Swiss franc per euro.

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

The following table presents Citicorp’s principal emerging markets assets as of June 30, 2015. For purposes of the table below, loan amounts are generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. Trading account assets and investment securities are generally categorized below based on the domicile of the issuer of the security or the underlying reference entity (for additional information on the assets included in the table, see the footnotes to the table below).

As of June 30, 2015						As of Mar. 31, 2015	As of June 30, 2014	GCB NCL Rate
In billions of dollars	Trading Account Assets(1)	Investment Securities(2)	ICG Loans(3)(4)	GCB Loans(3)	Aggregate(5)	Aggregate(5)	Aggregate(5)	2Q’15	1Q’15	2Q’14
Mexico	$4.9	$18.9	$9.5	$27.0	$60.3	$59.9	$70.5	4.7%	5.3%	4.7%
Korea	0.4	9.8	3.5	21.1	34.8	37.3	40.9	0.6	0.6	1.0
Singapore	0.1	6.3	8.1	14.4	28.9	27.8	30.6	0.3	0.2	0.3
Hong Kong	0.4	3.3	11.3	10.8	25.8	26.8	29.0	0.5	0.4	0.4
India	2.0	7.0	9.4	6.2	24.6	26.1	26.3	0.6	0.7	1.0
Brazil	2.7	2.8	15.0	3.4	23.9	23.0	27.4	6.9	4.8	5.5
China	2.8	3.0	10.2	5.1	21.1	19.8	22.8	0.8	1.0	0.8
Taiwan	1.6	0.9	4.7	7.7	15.0	13.6	14.8	0.2	0.2	(0.1)
Poland	0.2	3.7	1.4	2.8	8.1	8.6	9.8	0.3	0.3	0.2
Malaysia	0.2	0.2	1.9	5.2	7.4	7.4	9.2	0.8	0.7	0.7
Indonesia	0.3	0.8	4.0	1.3	6.5	6.5	7.3	4.1	2.2	2.3
Russia(6)	0.4	0.5	3.3	1.1	5.3	6.1	8.9	3.5	3.0	2.4
Colombia	0.1	0.4	2.4	1.9	4.8	4.3	5.7	3.0	3.4	3.5
UAE	(0.3)	—	3.2	1.6	4.6	4.3	4.3	2.0	1.7	1.9
Thailand	0.1	1.1	1.1	2.0	4.3	4.7	4.9	2.9	2.8	2.2
Turkey	(0.1)	0.2	2.9	0.8	3.7	4.0	5.0	(0.4)	(0.1)	(0.1)
Argentina(6)	0.4	0.3	1.7	1.2	3.5	3.2	2.7	0.7	0.8	0.7
Philippines	0.1	0.4	1.3	1.0	2.8	3.0	3.0	4.0	4.6	4.2
South Africa	(0.1)	0.6	1.9	—	2.4	3.2	2.1	—	—	—
Peru	—	0.3	1.6	—	1.8	1.8	1.4	—	—	—

Note: Aggregate may not cross-foot due to rounding.

(1)	Trading account assets are shown on a net basis and include derivative exposures where the underlying reference entity is located in that country. Does not include counterparty credit exposures.

(2)
Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost. Does not include investments accounted for under the equity method.

(3)
Reflects funded loans, net of unearned income. In addition to the funded loans disclosed in the table above, through its ICG businesses, Citi had unfunded commitments to corporate customers in the emerging markets of approximately $33 billion as of June 30, 2015 (compared to $36 billion and $33 billion as of March 31, 2015 and June 30, 2014, respectively); no single country accounted for more than $4 billion of this amount.

(4)
As of June 30, 2015, non-accrual loans represented 0.4% of total ICG loans in the emerging markets. For the countries in the table above, non-accrual loan ratios as of June 30, 2015 ranged from 0.0% to 0.3%, other than in Hong Kong and Brazil. In Hong Kong, the non-accrual loan ratio was 1.3% in each of the quarters presented, primarily reflecting the impact of one counterparty. In Brazil, the non-accrual loan ratio was 0.6% as of June 30, 2015 (compared to 0.6% and 0.3% as of March 31, 2015 and June 30, 2014, respectively), primarily reflecting the impact of one counterparty.

(5)	Aggregate of Trading account assets, Investment securities, ICG loans and GCB loans, based on the methodologies described above.

(6)	For additional information on certain risks relating to Russia and Argentina, see “Cross-Border Risk” below.

Emerging Markets Trading Account Assets and Investment Securities
In the ordinary course of business, Citi holds securities in its trading accounts and investment accounts, including those above. Trading account assets are marked to market daily, with asset levels varying as Citi maintains inventory consistent with customer needs. Investment securities are recorded at either fair value or historical cost, based on the underlying accounting treatment, and are predominantly held as part of the local entity asset and liability management program or to comply with local regulatory requirements. In the markets in the table above, 98% of Citi’s investment securities were related to sovereign issuers as of June 30, 2015.

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
As of June 30, 2015, GCB had approximately $116 billion of consumer loans outstanding to borrowers in the emerging markets, or approximately 41% of GCB’s total loans, compared to $115 billion (41%) and $125 billion (42%) as of March 31, 2015 and June 30, 2014, respectively. Of the approximate $116 billion as of June 30, 2015, the five largest emerging markets—Mexico, Korea, Singapore, Hong Kong and Taiwan—comprised approximately 29% of GCB’s total loans.
Within the emerging markets, 30% of Citi’s GCB loans were mortgages, 26% were commercial markets loans, 24% were personal loans and 20% were credit cards loans, each as of June 30, 2015.
Overall consumer credit quality remained generally stable in the second quarter of 2015, as net credit losses in the emerging markets were 1.9% of average loans, compared to 1.9% and 2.0% in the first quarter of 2015 and second quarter of 2014, respectively, consistent with Citi’s target market strategy and risk appetite framework.

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
As of June 30, 2015, ICG had approximately $118 billion of loans outstanding to borrowers in the emerging markets, representing approximately 41% of ICG total loans outstanding, compared to $115 billion (41%) and $132 billion (47%) as of March 31, 2015 and June 30, 2014, respectively. No single emerging market-country accounted for more than 5% of Citi’s ICG loans as of the end of the second quarter of 2015.
As of June 30, 2015, approximately 75% of Citi’s emerging markets corporate credit portfolio (excluding private bank in ICG), including loans and unfunded lending commitments, was rated investment grade, which Citi considers to be ratings of BBB or better according to its internal risk measurement system and methodology (for additional information on Citi’s internal risk measurement system for corporate credit, see “Corporate Credit Details” above). The vast majority of the remainder was rated BB or B according to Citi’s internal risk measurement system and methodology.
Overall ICG net credit losses in the emerging markets were 0.2% of average loans in the second quarter of 2015, compared to 0.0% in both the first quarter of 2015 and second quarter of 2014. The ratio of non-accrual ICG loans to total loans in the emerging markets declined to 0.4% as of June 30, 2015, compared to 0.6% and 0.5% as of March 31, 2015 and June 30, 2014, respectively.

CROSS-BORDER RISK
Argentina
For additional background and other information relating to Citi’s operations, risks and exposures in Argentina, see “Managing Global Risk-Cross-Border Risk” in Citi’s 2014 Annual Report on Form 10-K and First Quarter of 2015 Form 10-Q.
As of June 30, 2015, Citi’s net investment in its Argentine operations was approximately $865 million, compared to $840 million at March 31, 2015. Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. According to the official exchange rate, the Argentine peso devalued to 9.09 pesos to one U.S. dollar at June 30, 2015 compared to 8.82 pesos to one U.S. dollar at March 31, 2015.
At June 30, 2015, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.63 billion (pretax), which were recorded in stockholders’ equity. This compared to $1.59 billion (pretax) as of March 31, 2015. The cumulative translation losses would not be reclassified into earnings unless realized upon sale, deconsolidation, or liquidation of substantially all of Citi’s Argentine operations.
Citi hedges currency risk in its net investment in Argentina to the extent possible and prudent. As of June 30, 2015, Citi’s total hedges against its net investment in Argentina were approximately $881 million, compared to $860 million as of March 31, 2015.
As of June 30, 2015, Citi had total third-party assets of approximately $4.4 billion in Citi Argentina ($4.3 billion as of March 31, 2015), primarily composed of corporate and consumer loans and cash on deposit with and short-term paper issued by the Central Bank of Argentina. A significant portion of these assets was funded with local deposits. Included in the total assets were U.S.-dollar-denominated assets of approximately $500 million, compared to approximately $460 million at March 31, 2015. (For additional information on Citi’s exposures related to Argentina, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Argentina, based on the methodology described in such section. As described in such section, these assets totaled approximately $3.5 billion as of June 30, 2015. Approximately $240 million of such exposure is held by non-Argentine Citi subsidiaries and thus is not included in the $4.4 billion amount set forth above, which pertains only to Citi Argentina, as disclosed.)
As widely reported and previously disclosed, Argentina continues to be engaged in litigation in the U.S. with certain “holdout” bond investors who did not accept restructured bonds in the restructuring of Argentine debt after Argentina defaulted on its sovereign obligations in 2001. Also as previously disclosed, Citi Argentina has acted as a custodian in Argentina for certain of the restructured bonds that are part of the “holdout” bond litigation; specifically, U.S.-

dollar-denominated restructured bonds governed by Argentina law and payable in Argentina.
This situation continued to evolve during the second quarter of 2015, with the holdout investors taking steps in the U.S. courts to try to expand the scope of the order to cover additional external indebtedness of the Republic of Argentina and with the government of Argentina taking legal measures against the Argentine branch as a result of Citi’s planned exit of its custody business in Argentina. Additional negative consequences to Citi’s franchise in Argentina may occur, some of which could be significant, including sanctions, additional business restrictions, the loss of licenses to operate in Argentina and criminal charges against bank employees. The situation could also expose Citi and Citi Argentina to further litigation and penalties.

Venezuela
Since 2003, the Venezuelan government has implemented and operated restrictive foreign exchange controls. These exchange controls have limited Citi’s ability to obtain U.S. dollars in Venezuela; Citi has not been able to acquire U.S. dollars from the Venezuelan government since 2008.
As previously disclosed, the Venezuelan government maintains a three-tiered foreign exchange system. As of June 30, 2015, the three separate official foreign exchange rates were:

•	the preferential foreign exchange rate offered by the National Center for Foreign Trade (CENCOEX), fixed at 6.3 bolivars to one U.S. dollar;

•	the SICAD rate, which was 12.8 bolivars to one U.S. dollar; and

•	the SIMADI rate, which was 197 bolivars to one U.S. dollar.

Citi uses the U.S. dollar as the functional currency for its operations in Venezuela. As of June 30, 2015, Citi remeasures its net bolivar denominated monetary assets at the SICAD rate, as the SICAD rate is the only rate at which Citi is legally eligible to acquire U.S. dollars from CENCOEX, despite the limited availability of U.S. dollars and although the SICAD rate may not necessarily be reflective of economic reality. Losses due to remeasurement of Citi’s bolivar-denominated assets and liabilities due to changes in the SICAD rate are recorded in earnings. Further devaluation in the SICAD exchange rate, a change in Citi’s eligibility to utilize a different exchange mechanism resulting in a less favorable rate, or other unfavorable changes to the foreign exchange mechanisms would result in foreign exchange losses in the period in which such devaluation or change occurs.
At June 30, 2015, Citi’s net investment in its Venezuelan operations was approximately $192 million ($180 million at March 31, 2015), which included net monetary assets denominated in Venezuelan bolivars of approximately $155 million ($151 million at March 31, 2015). Total third-party assets of Citi Venezuela were approximately $0.9 billion at June 30, 2015 (compared to $1.1 billion at March 31, 2015), primarily composed of cash on deposit with the Central Bank of Venezuela, corporate and consumer loans, and government bonds. A significant portion of these assets was funded with local deposits.

Greece
On July 13, 2015, Eurozone lenders approved in principle a third bailout financing program for Greece which would provide Greece with up to 86 billion euros ($96 billion) in new loans, subject to stricter reform conditions and additional austerity measures. These measures must be implemented by the Greek government in a tightly monitored rolling schedule of legislation and implementation. The deal has been approved by the Greek parliament, which has begun to pass the necessary legislation, allowing negotiations on a new memorandum of understanding to begin. If these negotiations fail or the reforms falter, the new loans will not be extended, which would lead to Greece defaulting on its debt obligations and possibly even to exit from the Euro. In addition, although Greek banks have reopened after a period of closure, capital controls remain.
As of June 30, 2015, Citi had total third-party assets and liabilities of approximately $201 million and $404 million, respectively, in Citi’s Greek branch. This compared to approximately $44 million and $481 million, respectively, as of March 31, 2015. Included in the total third-party assets and liabilities as of the end of the current quarter were non-euro-denominated assets and liabilities of $0.8 million and $27 million, respectively (compared to $1.5 million and $52 million, respectively, as of March 31, 2015). As of July 31, 2015, Citi’s estimates that its Greek branch had approximately $80 million and $620 million in total third-party assets and liabilities, respectively.
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
If Greece were to withdraw from the EMU, and assuming a symmetrical redenomination and devaluation occurred, Citi believes its risk of loss would be limited as its liabilities subject to redenomination exceeded assets held both locally and offshore as of June 30, 2015. However, the actual assets and liabilities that could be subject to redenomination and devaluation risk, as well as whether any redenomination is asymmetrical, are subject to substantial legal and other uncertainties. In addition, other events outside of Citi’s control—such as the extent of any deposit flight and devaluation, imposition by U.S. regulators of mandatory loan reserve requirements or any functional currency change and the accounting impact thereof—could further negatively impact Citi in such an event.
In addition to Citi’s Greek branch assets and liabilities described above, as of June 30, 2015, other (non-Greek) Citi branches and subsidiaries had exposures of approximately $1.1 billion to Greek obligors, such as loans (including unfunded commitments), derivatives, and securitized products, net of purchased credit protection, that could experience credit losses under potential country or cross-border risk events. This estimated exposure is based on Citi’s internal risk management measures and systems where the country designation is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, sociopolitical or legal risks. As a result, the estimated exposures described above may include exposures to subsidiaries within the client relationship that are actually domiciled outside of Greece (e.g., loans, derivatives and other exposures to a U.K. subsidiary of a Greece-based corporation). Citi believes that the risk of loss associated with its estimated exposure described above is likely lower because a significant amount of the exposure relates to high-quality secured corporate loans not expected to be subject to redenomination.

Russia
Continued unrest in the region and international sanctions are having a significant impact on Russia’s economy. The Russian ruble appreciated by 4% against the U.S. dollar from March 31, 2015 to June 30, 2015.
Citibank operates in Russia through a subsidiary, which uses the Russian ruble as its functional currency. Citibank’s net investment in Russia was approximately $1.2 billion at June 30, 2015, compared to $1.0 billion at March 31, 2015. Substantially all of Citibank’s net investment was hedged (subject to related tax adjustments) as of June 30, 2015, using forward foreign exchange contracts. Total third-party assets of the Russian Citibank subsidiary were approximately $4.6 billion as of June 30, 2015 and March 31, 2015. These assets were primarily composed of corporate and consumer loans, Russian government debt securities, and cash on deposit with the Central Bank of Russia. The large majority of the above assets were funded by local deposit liabilities.
For additional information on Citi’s exposures related to Russia, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Russia, based on the methodology described in such section. As disclosed in such section, these assets totaled approximately $5.3 billion as of June 30, 2015. Approximately $1.5 billion of such exposure is held on non-Russian Citi subsidiaries and thus is not included in the $4.6 billion amount set forth above, which pertains only to the Russian Citibank subsidiary, as disclosed.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Business and Operational Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Note 9 to the Consolidated Financial Statements in Citi’s 2014 Annual Report on Form 10-K.
At June 30, 2015, Citigroup had recorded net DTAs of approximately $47.9 billion, a decrease of $0.3 billion from March 31, 2015 and a decrease of $1.5 billion from December 31, 2014. The sequential decrease in DTAs was driven primarily by the continued generation of U.S. taxable earnings in Citicorp partially offset by the change in Other Comprehensive Income (see Note 18 to the Consolidated Financial statements).
The following table summarizes Citi’s net DTAs balance as of the periods presented. Of Citi’s net DTAs as of June 30, 2015, those arising from net operating losses, foreign tax credit and general business credit carry-forwards are 100% deducted in calculating Citi’s regulatory capital, while DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). Approximately $16.3 billion of the net DTA was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of June 30, 2015. Citigroup seeks to improve the regulatory capital benefits of its DTAs through tax planning actions, including third-party transactions, as appropriate.

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2015	December 31, 2014
Total U.S.	$45.4	$46.5
Total foreign	2.5	2.8
Total	$47.9	$49.3

Effective Tax Rate
Citi’s effective tax rate for the second quarter of 2015 was 29.2% (excluding CVA/DVA), lower than the effective tax rate in the second quarter of 2014 of 33.5% (excluding CVA/DVA and the impact of the mortgage settlement in the prior-year period). The current quarter rate reflected a state and local audit settlement, which increased the value of Citi’s DTAs, the impact of certain legal entity restructurings and dispositions and New York City tax reform (see below), which reduced the value of the DTAs (See “Executive Summary”).

Tax Legislation
In April 2015, the Governor of New York signed legislation bringing New York City into substantive conformity with the New York State corporate tax system, which had been reformed in 2014. The legislation is retroactive to January 1, 2015. Citigroup reported the effect of these changes in its second quarter of 2015 results with a charge of $212 million.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
Citibank, N.A. has branch operations in Venezuela (Citibank Venezuela). This branch participates in the local government-run clearing and settlement exchange network. As required by the local law and the applicable operating rules for this exchange network, all network participants, including Citibank Venezuela, must process transactions in which funds are drawn from, or deposited into, client accounts of other network participants.
The Office of Foreign Assets Control (OFAC) has been aware of the requirement for Citibank Venezuela to process transactions on this exchange network. Citi has a license application pending with OFAC in connection with this activity.
During the second quarter of 2015, Citibank Venezuela received three incoming payments from Banco Internacional de Desarrollo (BID), an OFAC designated bank, through Venezuela’s Electronic Clearing House System (Camara de Compensación Electronica or CCE).  The three payments represented personal transfers by an individual retail accountholder, debiting the accountholder’s account at BID and crediting the accountholder’s account at Citibank Venezuela.  The total value of the transactions was approximately $101,600.00 (1.3 million VEF).  The transactions did not result in any revenue or profit for Citi.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of its results of operations above and in Citi’s 2014 Annual Report on Form 10-K, the factors listed and described under “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and the risks and uncertainties summarized below:

•
the ongoing extensive regulatory changes and uncertainties faced by Citi globally, including, among others, interest rate caps and caps on interchange rates, and the potential impact these changes and uncertainties could have on Citi’s strategy, individual businesses’ and overall results of operations, ability to make progress on its execution priorities and its compliance risks and costs;

•
uncertainties relating to ongoing regulatory supervision and potential changes to the regulatory capital requirements applicable to Citi and certain of its affiliated entities, and the potential impact these uncertainties could have on Citi’s total risk-weighted assets, leverage assets and ability to meet its capital requirements as it projects or as required;

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

•
the potential impact to Citi’s businesses, results of operations and financial condition of ongoing macroeconomic uncertainties and volatilities, including changes in U.S. and non-U.S. fiscal and monetary actions or expected actions, geopolitical tensions, economic growth, including in the emerging markets, and ongoing concerns relating to potential sovereign defaults and the potential impact of any such defaults on the global economy;

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

•
Citi’s ability to meet the Federal Reserve Board’s evolving stress testing requirements and qualitative factors pursuant to the annual Comprehensive Capital Analysis and Review (CCAR), including as a result of the potential inclusion of Citi’s GSIB surcharge requirement in the stress tests;

•
Citi’s ability to continue to wind-down the assets in Citi Holdings, including those pursuant to which it has executed agreements to sell the assets, as it expects or projects, whether due to required regulatory approvals or other closing conditions, market appetite and/or buyer funding or otherwise;

•
Citi’s ability to successfully achieve its execution priorities, including maintaining expense discipline, continuing to wind down Citi Holdings while maintaining it at or above “break even” on a full-year 2015 basis and continued utilization of its deferred tax assets (DTAs), and the potential impact its inability to do so could have on the achievement of its 2015 operating efficiency and return on assets targets;

•
Citi’s ability to continue to utilize its DTAs (including the foreign tax credit component of its DTAs), including by continuing to generate U.S. taxable income during the relevant carry-forward periods, changes in Citi’s accumulated other comprehensive income (AOCI), whether as a result of changes in interest or foreign exchange rates, or otherwise;

•
the impact on the value of Citi’s DTAs and its results of operations if corporate tax rates in the U.S. or certain local, state or foreign jurisdictions decline, or if other changes are made to the U.S. tax system, such as the treatment of foreign corporate earnings;

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

•
Citi’s failure to maintain, or its ability to enter into any new (including the acquisition of related card receivables portfolios), co-branding or private-label relationships with various third-party retailers and merchants within its U.S. credit card businesses in North America GCB as it expects or projects, or on terms favorable to the businesses, and the potential impact of any such event(s) on the results of operations or financial condition of those businesses;

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

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)    Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2015	2014	2015	2014
Revenues (1)
Interest revenue	$14,873	$15,561	$29,473	$30,911
Interest expense	3,051	3,615	6,079	7,206
Net interest revenue	$11,822	$11,946	$23,394	$23,705
Commissions and fees	$3,194	$3,441	$6,364	$6,625
Principal transactions	2,173	1,843	4,144	4,731
Administration and other fiduciary fees	995	1,029	1,957	2,038
Realized gains on sales of investments, net	183	84	490	212
Other-than-temporary impairment losses on investments
Gross impairment losses	(43)	(37)	(115)	(238)
Less: Impairments recognized in AOCI	—	—	—	—
Net impairment (losses) recognized in earnings	$(43)	$(37)	$(115)	$(238)
Insurance premiums	$482	$538	$979	$1,083
Other revenue	664	581	1,993	1,475
Total non-interest revenues	$7,648	$7,479	$15,812	$15,926
Total revenues, net of interest expense	$19,470	$19,425	$39,206	$39,631
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,515	$1,579	$3,270	$3,372
Policyholder benefits and claims	181	182	378	390
Provision (release) for unfunded lending commitments	(48)	(31)	(85)	(58)
Total provisions for credit losses and for benefits and claims	$1,648	$1,730	$3,563	$3,704
Operating expenses (1)
Compensation and benefits	$5,483	$6,028	$11,003	$12,038
Premises and equipment	737	819	1,446	1,624
Technology/communication	1,656	1,619	3,256	3,149
Advertising and marketing	393	460	785	918
Other operating	2,659	6,595	5,322	9,941
Total operating expenses	$10,928	$15,521	$21,812	$27,670
Income from continuing operations before income taxes	$6,894	$2,174	$13,831	$8,257
Provision for income taxes	2,036	1,921	4,156	4,052
Income from continuing operations	$4,858	$253	$9,675	$4,205
Discontinued operations
Income (loss) from discontinued operations	$9	$(3)	$1	$37
Provision for income taxes	3	19	—	22
Income (loss) from discontinued operations, net of taxes	$6	$(22)	$1	$15
Net income before attribution of noncontrolling interests	$4,864	$231	$9,676	$4,220
Noncontrolling interests	18	50	60	95
Citigroup’s net income	$4,846	$181	$9,616	$4,125
Basic earnings per share(2)
Income from continuing operations	$1.51	$0.03	$3.03	$1.26
Income (loss) from discontinued operations, net of taxes	—	(0.01)	—	—
Net income	$1.52	$0.03	$3.03	$1.26
Weighted average common shares outstanding	3,020.0	3,033.8	3,027.1	3,035.6

Diluted earnings per share(2)
Income from continuing operations	$1.51	$0.03	$3.02	$1.26
Income (loss) from discontinued operations, net of taxes	—	(0.01)	—	—
Net income	$1.51	$0.03	$3.02	$1.26
Adjusted weighted average common shares outstanding	3,025.0	3,038.3	3,032.1	3,040.8

(1)	Certain prior-period revenue and expense lines and totals were reclassified to conform to the current period’s presentation. See Note 3 to the Consolidated Financial Statements.

(2)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)                                         Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Net income before attribution of noncontrolling interests	$4,864	$231	$9,676	$4,220
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$(935)	$1,006	$(344)	$1,434
Net change in cash flow hedges, net of taxes	92	120	178	238
Benefit plans liability adjustment, net of taxes (1)	578	(144)	488	(177)
Net change in foreign currency translation adjustment, net of taxes and hedges	(148)	17	(2,210)	(509)
Citigroup’s total other comprehensive income (loss)	$(413)	$999	$(1,888)	$986
Total comprehensive income before attribution of noncontrolling interests	$4,451	$1,230	$7,788	$5,206
Less: Net income attributable to noncontrolling interests	18	50	60	95
Citigroup’s comprehensive income	$4,433	$1,180	$7,728	$5,111
(1)    Reflects adjustments based on the actuarial valuations of the Company’s significant pension and postretirement plans, including changes in the mortality assumptions at June 30, 2015, and amortization of amounts previously recognized in Accumulated other comprehensive income (loss). See Note 8 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                         Citigroup Inc. and Subsidiaries

	June 30,
	2015	December 31,
In millions of dollars	(Unaudited)	2014
Assets
Cash and due from banks (including segregated cash and other deposits)	$23,413	$32,108
Deposits with banks	130,685	128,089
Federal funds sold and securities borrowed or purchased under agreements to resell (including $132,067 and $144,191 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	237,054	242,570
Brokerage receivables	43,921	28,419
Trading account assets (including $99,995 and $106,217 pledged to creditors at June 30, 2015 and December 31, 2014, respectively)	279,197	296,786
Investments:
Available for sale (including $11,169 and $13,808 pledged to creditors as of June 30, 2015 and December 31, 2014, respectively)	294,126	300,143
Held to maturity (including $2,690 and $2,974 pledged to creditors as of June 30, 2015 and December 31, 2014, respectively)	30,166	23,921
Non-marketable equity securities (including $2,288 and $2,758 at fair value as of June 30, 2015 and December 31, 2014 respectively)	7,829	9,379
Total investments	$332,121	$333,443
Loans:
Consumer (including $39 and $43 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	342,349	369,970
Corporate (including $6,499 and $5,858 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	289,769	274,665
Loans, net of unearned income	$632,118	$644,635
Allowance for loan losses	(14,075)	(15,994)
Total loans, net	$618,043	$628,641
Goodwill	23,012	23,592
Intangible assets (other than MSRs)	4,071	4,566
Mortgage servicing rights (MSRs)	1,924	1,845
Other assets (including $8,272 and $7,762 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	135,929	122,122
Total assets	$1,829,370	$1,842,181

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

	June 30,
	2015	December 31,
In millions of dollars	(Unaudited)	2014
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$91	$300
Trading account assets	1,096	671
Investments	6,645	8,014
Loans, net of unearned income
Consumer	58,372	66,383
Corporate	26,448	29,596
Loans, net of unearned income	$84,820	$95,979
Allowance for loan losses	(2,374)	(2,793)
Total loans, net	$82,446	$93,186
Other assets	6,043	619
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$96,321	$102,790
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2015	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2014
Liabilities
Non-interest-bearing deposits in U.S. offices	$135,013	$128,958
Interest-bearing deposits in U.S. offices (including $824 and $994 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	268,947	284,978
Non-interest-bearing deposits in offices outside the U.S.	72,629	70,925
Interest-bearing deposits in offices outside the U.S. (including $565 and $690 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	431,448	414,471
Total deposits	$908,037	$899,332
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $38,735 and $36,725 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	177,012	173,438
Brokerage payables	54,867	52,180
Trading account liabilities	136,295	139,036
Short-term borrowings (including $870 and $1,496 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	25,907	58,335
Long-term debt (including $27,214 and $26,180 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	211,845	223,080
Other liabilities (including $1,245 and $1,776 as of June 30, 2015 and December 31, 2014, respectively, at fair value)	94,582	85,084
Total liabilities	$1,608,545	$1,630,485
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 558,720 as of June 30, 2015 and 418,720 as of December 31, 2014, at aggregate liquidation value	$13,968	$10,468
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,474,404 as of June 30, 2015 and 3,082,037,568 as of December 31, 2014	31	31
Additional paid-in capital	108,219	107,979
Retained earnings	126,954	117,852
Treasury stock, at cost: June 30, 2015—89,629,131 shares and December 31, 2014—58,119,993 shares	(4,628)	(2,929)
Accumulated other comprehensive income (loss)	(25,104)	(23,216)
Total Citigroup stockholders’ equity	$219,440	$210,185
Noncontrolling interest	1,385	1,511
Total equity	$220,825	$211,696
Total liabilities and equity	$1,829,370	$1,842,181

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

	June 30,
	2015	December 31,
In millions of dollars	(Unaudited)	2014
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$12,928	$20,254
Long-term debt	32,082	40,078
Other liabilities	5,294	901
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$50,304	$61,233
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)	Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2015	2014
Preferred stock at aggregate liquidation value
Balance, beginning of year	$10,468	$6,738
Issuance of new preferred stock	3,500	2,230
Balance, end of period	$13,968	$8,968
Common stock and additional paid-in capital
Balance, beginning of year	$108,010	$107,224
Employee benefit plans	279	492
Preferred stock issuance expense	(14)	(24)
Other	(25)	8
Balance, end of period	$108,250	$107,700
Retained earnings
Balance, beginning of year	$117,852	$111,168
Adjustment to opening balance, net of taxes (1)	—	$(347)
Adjusted balance, beginning of period	$117,852	$110,821
Citigroup’s net income	9,616	4,125
Common dividends (2)	(184)	(60)
Preferred dividends	(330)	(224)
Tax benefit	—	353
Balance, end of period	$126,954	$115,015
Treasury stock, at cost
Balance, beginning of year	$(2,929)	$(1,658)
Employee benefit plans (3)	151	(196)
Treasury stock acquired (4)	(1,850)	(666)
Balance, end of period	$(4,628)	$(2,520)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(23,216)	$(19,133)
Citigroup’s total other comprehensive income (loss)	(1,888)	986
Balance, end of period	$(25,104)	$(18,147)
Total Citigroup common stockholders’ equity	$205,472	$202,048
Total Citigroup stockholders’ equity	$219,440	$211,016
Noncontrolling interests
Balance, beginning of year	$1,511	$1,794
Transactions between Citigroup and the noncontrolling-interest shareholders	(114)	(68)
Net income attributable to noncontrolling-interest shareholders	60	95
Dividends paid to noncontrolling-interest shareholders	(10)	(17)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(61)	(2)
Other	(1)	(65)
Net change in noncontrolling interests	$(126)	$(57)
Balance, end of period	$1,385	$1,737
Total equity	$220,825	$212,753

(1)
Citi adopted ASU 2014-01 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Affordable Housing, in the first quarter of 2015 on a retrospective basis. This adjustment to opening Retained earnings represents the impact to periods prior to January 1, 2014 and is shown as an adjustment to the opening balance since the second quarter of 2014 is the earliest period disclosed in this Form 10-Q. See Note 1 to the Consolidated Financial Statements for additional information.

(2)	Common dividends declared were $0.01 per share in the first quarter and $0.05 in the second quarter of 2015 and $0.01 per share in the first and second quarter of 2014 .

(3)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(4)	For the six months ended June 30, 2015 and 2014, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Citigroup Inc. and Subsidiaries

	Six Months Ended June 30,
In millions of dollars	2015	2014
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$9,676	$4,220
Net income attributable to noncontrolling interests	60	95
Citigroup’s net income	$9,616	$4,125
Income from discontinued operations, net of taxes	1	15
Income from continuing operations—excluding noncontrolling interests	$9,615	$4,110
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	1,767	1,739
Provision for loan losses	3,270	3,372
Realized gains from sales of investments	(490)	(212)
Net impairment losses recognized in earnings	136	238
Change in trading account assets	17,589	(4,848)
Change in trading account liabilities	(2,741)	14,608
Change in brokerage receivables net of brokerage payables	(12,815)	(7,574)
Change in loans held-for-sale	(1,869)	(1,854)
Change in other assets	(1,382)	(2,830)
Change in other liabilities	3,575	14,833
Other, net	1,691	4,381
Total adjustments	$8,731	$21,853
Net cash provided by operating activities of continuing operations	$18,346	$25,963
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(2,911)	$15,188
Change in federal funds sold and securities borrowed or purchased under agreements to resell	5,516	6,684
Change in loans	(9,945)	(12,743)
Proceeds from sales and securitizations of loans	6,377	2,158
Purchases of investments	(140,945)	(138,510)
Proceeds from sales of investments	89,707	81,041
Proceeds from maturities of investments	44,732	44,670
Capital expenditures on premises and equipment and capitalized software	(1,471)	(2,207)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	328	231
Net cash used in investing activities of continuing operations	$(8,612)	$(3,488)
Cash flows from financing activities of continuing operations
Dividends paid	$(514)	$(284)
Issuance of preferred stock	3,486	2,206
Treasury stock acquired	(1,850)	(666)
Stock tendered for payment of withholding taxes	(423)	(504)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	3,574	(19,600)
Issuance of long-term debt	27,183	29,246
Payments and redemptions of long-term debt	(26,059)	(24,966)
Change in deposits	8,705	(2,548)
Change in short-term borrowings	(32,428)	100
Net cash used in financing activities of continuing operations	$(18,326)	$(17,016)
Effect of exchange rate changes on cash and cash equivalents	$(103)	$(76)
Change in cash and due from banks	$(8,695)	$5,383
Statement continues on the next page.

Cash and due from banks at beginning of period	32,108	29,885
Cash and due from banks at end of period	$23,413	$35,268
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$2,863	$3,086
Cash paid during the year for interest	4,928	5,834
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$(8,874)	$—
Decrease in investments associated with significant disposals reclassified to HFS	(1,444)	—
Decrease in goodwill and intangible assets associated with significant disposals reclassified to HFS	(213)	—
Decrease in deposits with banks with significant disposals reclassified to HFS	(315)	—
Transfers to loans HFS from loans	4,500	9,000
Transfers to OREO and other repossessed assets	158	142
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$(5,923)	$—
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2015 and for the three- and six-month periods ended June 30, 2015 and 2014 include the accounts of Citigroup Inc. (Citigroup) and its consolidated subsidiaries (collectively, the Company, Citi or Citigroup).
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) on February 25, 2015, including the historical audited consolidated financial statements of Citigroup reflecting the adoption of an accounting change (see “Accounting Changes” below) and certain realignments and reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on May 27, 2015 (2014 Annual Report on Form 10-K), and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 11, 2015 (First Quarter of 2015 Form 10-Q).
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
Certain other reclassifications have been made to the prior-period’s financial statements and notes to conform to the current period’s presentation.
As noted above, the Notes to Consolidated Financial Statements are unaudited.

ACCOUNTING CHANGES

Accounting for Investments in Tax Credit Partnerships
In January 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. Any transition adjustment is reflected as an adjustment to retained earnings in the earliest period presented (retrospective application).
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

Accounting for Repurchase-to-Maturity Transactions
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The ASU also requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements (see Note 21 to the Consolidated Financial Statements) and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 10 to the Consolidated Financial Statements). The ASU’s provisions became effective for Citi from the first quarter of 2015, with the exception of the collateral disclosures which are effective in the second quarter of 2015. The effect of adopting the ASU is required to be reflected as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Adoption of the ASU did not have a material effect on the Company’s financial statements.

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value (NAV) per Share
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which is intended to reduce diversity in practice related to the categorization of investments measured at NAV within the fair value hierarchy. The ASU removes the current requirement to categorize investments for which fair value is measured using the NAV per share practical expedient within the fair value hierarchy. Citi elected to early adopt the ASU in the second quarter of 2015. The adoption of the ASU was applied retrospectively and reduced Level 3 assets by $1.0 billion and $1.1 billion as of June 30, 2015 and December 31, 2014, respectively.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective on January 1, 2018. Early application is permitted for annual periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

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

Sale of Brazil Credicard Business
Citi sold its non-Citibank-branded cards and consumer finance business in Brazil (Credicard) in 2013 and reported it as Discontinued operations. Residual costs and resolution of certain contingencies resulted in income from Discontinued operations, net of taxes, of $8 million and $3 million, for the three months ended June 30, 2015 and 2014, respectively, and income from Discontinued operations, net of taxes, of $6 million and $56 million, for the six months ended June 30, 2015 and 2014, respectively.

Sale of Certain Citi Capital Advisors Business
Citi sold its liquid strategies business within Citi Capital Advisors (CCA) pursuant to two separate transactions in 2013 and reported them as Discontinued operations. Citigroup retained a 24.9% passive equity interest in the management company (which is held in Citi’s Institutional Clients Group segment). Residual costs from the disposals resulted in no income or losses from Discontinued operations, net of taxes for the three months ended June 30, 2015 and 2014, respectively and income from Discontinued operations, net of taxes, of $1 million and losses from Discontinued operations, net of taxes, of $2 million for the six months ended June 30, 2015 and 2014, respectively.

Sale of Egg Banking plc Credit Card Business
Citi completed the sale of the Egg Banking plc (Egg) credit card business in 2011 and reported it as Discontinued operations. Residual costs from the disposal resulted in losses from Discontinued operations, net of taxes, of $2 million and $5 million for the three months ended June 30, 2015 and 2014, respectively and losses from Discontinued operations, net of taxes, of $6 million and $19 million, for the six months ended June 30, 2015 and 2014, respectively.

Audit of Citi German Consumer Tax Group
Citi completed the sale of its German retail banking operations in 2008 and has reported them as Discontinued operations. During 2014, residual costs associated with German retail banking operations resulted in a tax expense of $20 million.

Combined Results for Discontinued Operations
The following is summarized financial information for Credicard, CCA, Egg and previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Total revenues, net of interest expense	$—	$4	$—	$73
Income (loss) from discontinued operations	$9	$(3)	$1	$37
Provision (benefit) for income taxes	3	19	—	22
Income (loss) from discontinued operations, net of taxes	$6	$(22)	$1	$15

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

Agreement to Sell OneMain Financial Business
On March 3, 2015, Citi entered into an agreement to sell its OneMain Financial business that is part of Citi Holdings. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur in the third quarter of 2015. Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Income before taxes	$168	$226	$346	$487

The following assets and liabilities of the OneMain Financial business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at June 30, 2015:

In millions of dollars	June 30, 2015
Assets
Cash and deposits with banks	$420
Investments	1,444
Loans (net of allowance of $684 million)	7,533
Intangible assets	152
Other assets	361
Total assets	$9,910
Liabilities
Long-term debt	$5,923
Other liabilities, due to/from subs	2,033
Other liabilities	1,453
Total liabilities	$9,409

Agreement to Sell Japan Cards Business
On March 31, 2015, Citi entered into an agreement to sell its Japan cards business that is part of Citi Holdings effective January 1, 2015. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur by the fourth quarter of 2015. Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Income before taxes	$10	$(1)	$9	$(1)

The following assets and liabilities of the Japan cards business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at June 30, 2015:

In millions of dollars	June 30, 2015
Assets
Cash and deposits with banks	$16
Loans (net allowance of $23 million)	1,341
Goodwill	61
Other assets	73
Total assets	$1,491
Liabilities
Other liabilities	$455
Total liabilities	$455

Agreement to Sell Japan Retail Banking Business
On December 25, 2014, Citi entered into an agreement to sell its Japan retail banking business that is part of Citi Holdings effective January 1, 2015. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur by the fourth quarter of 2015. Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Income before taxes	$20	$(2)	$20	$—

The following assets and liabilities of the Japan retail banking business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at June 30, 2015 and December 31, 2014:

	June 30,	Dec. 31,
In millions of dollars	2015	2014
Assets
Cash and deposits with banks	$97	$151
Loans (net of allowance of $1 million and $2 million at June 30, 2015 and December 31, 2014)	545	544
Goodwill	51	51
Other assets, advances to/from subs	19,286	19,854
Other assets	58	66
Total assets	$20,037	$20,666
Liabilities
Deposits	$19,982	$20,605
Other liabilities	55	61
Total liabilities	$20,037	$20,666

Combined Significant Disposals—HFS Balance Sheet Reclassifications
The following assets and liabilities of the Japan retail banking, Japan cards business and OneMain Financial business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at June 30, 2015 (OneMain, Japan cards and Japan retail) and December 31, 2014 (Japan retail):

In millions of dollars	June 30, 2015	Dec. 31, 2014
Assets
Cash and deposits with banks	$533	$151
Investments	1,444	—
Loans (net of allowance of $708 million and $2 million at June 30, 2015 and December 31, 2014)	9,419	544
Goodwill	112	51
Intangible assets	152	—
Other assets, advances to/from subs	19,286	19,854
Other assets	492	66
Total assets	$31,438	$20,666
Liabilities
Deposits	$19,982	$20,605
Long-term debt	5,923	—
Other liabilities, due to/from subs	2,033	—
Other liabilities	1,963	61
Total liabilities	$29,901	$20,666

Sale of Spain Consumer Operations
On September 22, 2014, Citi sold its consumer operations in Spain, which were part of Citi Holdings, including $1.7 billion of consumer loans (net of allowance), $3.4 billion of assets under management, $2.2 billion of customer deposits, 45 branches, 48 ATMs and 938 employees, with the buyer assuming the related current pension commitments at closing. The transaction generated a pretax gain on sale of $243 million ($131 million after-tax). Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Income before taxes	$—	$12	$—	$33

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
Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Income before taxes	$—	$(25)	$—	$(40)

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
The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated

Financial Statements in Citi’s 2014 Annual Report on Form 10-K.The prior-period balances reflect reclassifications to conform the presentation for all periods to the current period’s presentation. Effective January 1, 2015, financial data was reclassified from Citicorp to Citi Holdings for the consumer businesses in 11 markets and the consumer finance business in Korea in Global Consumer Banking (GCB) and certain businesses in Institutional Clients Group that Citi intends to exit, changes in Citi’s charge out of certain assets and non-interest revenues from the Corporate/Other segment to Citi’s businesses, changes in charge outs of certain administrative, operations and technology costs among Citi’s businesses and certain other immaterial reclassifications. Citi’s consolidated results remain unchanged for all periods presented as a result of the changes discussed above.
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
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)		Provision (benefits) for income taxes		Income (loss) from continuing operations (2)		Identifiable assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions	2015	2014	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Global Consumer Banking	$8,549	$8,944	$805	$802	$1,630	$1,563	$395	$406
Institutional Clients Group	8,878	8,402	1,317	1,205	2,835	2,566	1,266	1,257
Corporate/Other	370	89	(245)	(163)	230	(384)	52	50
Total Citicorp	$17,797	$17,435	$1,877	$1,844	$4,695	$3,745	$1,713	$1,713
Citi Holdings	1,673	1,990	159	77	163	(3,492)	116	129
Total	$19,470	$19,425	$2,036	$1,921	$4,858	$253	$1,829	$1,842

	Revenues, net of interest expense (1)		Provision (benefits) for income taxes		Income (loss) from continuing operations (2)
	Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014	2015	2014
Global Consumer Banking	$17,211	$17,788	$1,725	$1,544	$3,355	$3,237
Institutional Clients Group	17,906	17,556	2,675	2,526	5,799	5,514
Corporate/Other	582	312	(557)	46	211	(772)
Total Citicorp	$35,699	$35,656	$3,843	$4,116	$9,365	$7,979
Citi Holdings	3,507	3,975	313	(64)	310	(3,774)
Total	$39,206	$39,631	$4,156	$4,052	$9,675	$4,205

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $8.0 billion and $7.9 billion; in EMEA of $2.8 billion and $2.7 billion; in Latin America of $3.0 billion and $3.3 billion; and in Asia of $3.6 billion and $3.4 billion for the three months ended June 30, 2015 and 2014, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S. Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $16.3 billion and $16.2 billion; in EMEA of $5.8 billion and $5.8 billion; in Latin America of $5.9 billion and $6.5 billion; and in Asia of $7.1 billion and $6.8 billion for the six months ended June 30, 2015 and 2014, respectively.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.5 billion and $1.5 billion; in the ICG results of $(95) million and $(112) million; and in Citi Holdings results of $0.2 billion and $0.4 billion for the three months ended June 30, 2015 and 2014, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $3.0 billion and $3.0 billion; in the ICG results of $(21) million and $(85) million; and in Citi Holdings results of $0.6 billion and $0.8 billion for the six months ended June 30, 2015 and 2014, respectively.

4.  INTEREST REVENUE AND EXPENSE
For the three and six months ended June 30, 2015 and 2014, Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Interest revenue
Loan interest, including fees	$10,529	$11,361	$21,084	$22,542
Deposits with banks	168	250	351	502
Federal funds sold and securities borrowed or purchased under agreements to resell	664	592	1,306	1,186
Investments, including dividends	1,770	1,807	3,481	3,564
Trading account assets(1)	1,620	1,454	3,019	2,940
Other interest	122	97	232	177
Total interest revenue	$14,873	$15,561	$29,473	$30,911
Interest expense
Deposits(2)	$1,288	$1,469	$2,613	$2,918
Federal funds purchased and securities loaned or sold under agreements to repurchase	443	537	819	1,062
Trading account liabilities(1)	54	48	101	89
Short-term borrowings	157	162	277	299
Long-term debt	1,109	1,399	2,269	2,838
Total interest expense	$3,051	$3,615	$6,079	$7,206
Net interest revenue	$11,822	$11,946	$23,394	$23,705
Provision for loan losses	1,515	1,579	3,270	3,372
Net interest revenue after provision for loan losses	$10,307	$10,367	$20,124	$20,333

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	Includes deposit insurance fees and charges of $289 million and $251 million for the three months ended June 30, 2015 and 2014, respectively, and $584 million and $532 million for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Investment banking	$960	$1,083	$1,898	$1,917
Trading-related	616	645	1,250	1,346
Credit cards and bank cards	497	565	998	1,128
Trade and securities services	448	473	883	926
Other consumer(1)	182	229	362	442
Corporate finance(2)	126	153	271	276
Checking-related	130	134	246	270
Loan servicing	119	98	214	186
Other	116	61	242	134
Total commissions and fees	$3,194	$3,441	$6,364	$6,625

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments on derivatives), FVA (funding valuation adjustments) on over-the-counter derivatives and DVA (debt valuation adjustments on issued liabilities for which the fair value option has been elected), which adjustments are discussed further in Note 22 to the Consolidated Financial Statements.
The following table presents principal transactions revenue for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Global Consumer Banking	$157	$170	$330	$342
Institutional Clients Group	1,797	1,577	3,996	4,181
Corporate/Other	182	—	(240)	20
Subtotal Citicorp	$2,136	$1,747	$4,086	$4,543
Citi Holdings	37	96	58	188
Total Citigroup	$2,173	$1,843	$4,144	$4,731
Interest rate contracts(1)	$1,393	$939	$2,590	$2,329
Foreign exchange contracts(2)	718	625	804	1,173
Equity contracts(3)	(185)	(92)	(71)	46
Commodity and other contracts(4)	117	98	434	322
Credit products and derivatives(5)	130	273	387	861
Total	$2,173	$1,843	$4,144	$4,731

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
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are remeasured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of June 30, 2015. All other plans (All Other Plans) are remeasured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s U.S. qualified and nonqualified pension plans and postretirement plans and plans outside the United States, for Significant Plans and All Other Plans, for the periods indicated.

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Qualified plans
Benefits earned during the period	$—	$1	$43	$47	$—	$—	$3	$3
Interest cost on benefit obligation	131	138	80	98	8	9	30	31
Expected return on plan assets	(223)	(219)	(83)	(98)	—	—	(27)	(31)
Amortization of unrecognized
Prior service (benefit) cost	(1)	(1)	—	1	—	—	(3)	(3)
Net actuarial loss	38	26	18	20	—	1	12	11
Curtailment loss (1)	10	—	—	17	—	—	—	—
Settlement loss (gain) (1)	—	—	—	13	—	—	—	(2)
Net qualified plans (benefit) expense	$(45)	$(55)	$58	$98	$8	$10	$15	$9
Nonqualified plans expense	10	12	—	—	—	—	—	—
Total net (benefit) expense	$(35)	$(43)	$58	$98	$8	$10	$15	$9

(1)	Losses (gains) due to curtailment and settlement relate to repositioning actions in the U.S. and certain countries outside the U.S.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Qualified plans
Benefits earned during the period	$2	$3	$87	$93	$—	$—	$7	$7
Interest cost on benefit obligation	268	278	160	194	16	17	57	60
Expected return on plan assets	(445)	(436)	(167)	(193)	—	(1)	(56)	(61)
Amortization of unrecognized
Prior service (benefit) cost	(2)	(2)	—	2	—	—	(6)	(6)
Net actuarial loss	75	49	39	40	—	—	23	20
Curtailment loss (1)	10	—	—	17	—	—	—	—
Settlement loss (gain) (1)	—	—	—	13	—	—	—	(2)
Net qualified plans (benefit) expense	$(92)	$(108)	$119	$166	$16	$16	$25	$18
Nonqualified plans expense	22	24	—	—	—	—	—	—
Total net (benefit) expense	$(70)	$(84)	$119	$166	$16	$16	$25	$18

(1)	Losses (gains) due to curtailment and settlement relate to repositioning actions in the U.S. and certain countries outside the U.S.

Funded Status and Accumulated Other Comprehensive Income
The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s Significant Plans.

Net Amount Recognized

	Six Months Ended June 30,
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$14,839	$7,252	$917	$1,527
Plans measured annually	—	(2,070)	—	(348)
Projected benefit obligation at beginning of year - Significant Plans	$14,839	$5,182	$917	$1,179
First quarter activity	201	(47)	3	(25)
Projected benefit obligation at March 31, 2015 - Significant Plans	$15,040	$5,135	$920	$1,154
Benefits earned during the period	1	25	—	3
Interest cost on benefit obligation	137	65	7	22
Actuarial gain	(1,011)	(153)	(70)	(55)
Benefits paid, net of participants’ contributions	(194)	(51)	(13)	(13)
Curtailment loss(1)	10	—	—	—
Foreign exchange impact and other	—	114	—	(31)
Projected benefit obligation at period end - Significant Plans	$13,983	$5,135	$844	$1,080

(1)	Losses due to curtailment relate to repositioning actions in the U.S.

	Six Months Ended June 30, 2015
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$13,071	$7,057	$10	$1,384
Plans measured annually	—	(1,406)	—	(9)
Plan assets at fair value at beginning of year - Significant Plans	$13,071	$5,651	$10	$1,375
First quarter activity	129	(154)	$(4)	(54)
Plan assets at fair value at March 31, 2015- Significant Plans	$13,200	$5,497	$6	$1,321
Actual return on plan assets	(75)	(142)	(2)	5
Company contributions	13	12	12	—
Plan participants’ contributions	—	1	—	—
Benefits paid	(194)	(52)	(13)	(13)
Foreign exchange impact and other	—	158	—	(35)
Plan assets at fair value at period end - Significant Plans	$12,944	$5,474	$3	$1,278

Funded status of the plans
Qualified plans	$(314)	$339	$(841)	$198
Nonqualified plans	(725)	—	—	—
Funded status of the plans at period end - Significant Plans	$(1,039)	$339	$(841)	$198

Net amount recognized
Benefit asset	$—	$339	$—	$198
Benefit liability	(1,039)	—	(841)	—
Net amount recognized on the balance sheet - Significant Plans	$(1,039)	$339	$(841)	$198

Amounts recognized in Accumulated other comprehensive income (loss)
Prior service benefit (cost)	$—	$13	$—	$127
Net actuarial gain (loss)	(5,508)	(1,188)	(7)	(486)
Net amount recognized in equity (pretax) - Significant Plans	$(5,508)	$(1,175)	$(7)	$(359)

Accumulated benefit obligation at period end - Significant Plans	$13,966	$4,819	$844	$1,080
The following table shows the change in Accumulated other comprehensive income (loss) related to Citi’s pension and postretirement benefit plans (for Significant Plans and All Other Plans) for the periods indicated.

	Three Months Ended	Six Months Ended
In millions of dollars	June 30, 2015	June 30, 2015
Beginning of period balance, net of tax (1) (2)	$(5,249)	$(5,159)
Actuarial assumptions changes and plan experience	1,293	877
Net asset gain (loss) due to difference between actual and expected returns	(535)	(370)
Net amortizations	61	125
Prior service credit	—	(6)
Foreign exchange impact and other	(9)	63
Change in deferred taxes, net	(232)	(201)
Change, net of tax	$578	$488
End of period balance, net of tax (1) (2)	$(4,671)	$(4,671)

(1)	See Note 18 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

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
The discount rates used during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are shown in the following table:

Net benefit (expense) assumed discount rates during the period1)	Three Months Ended
	Jun. 30, 2015	Mar. 31, 2015
U.S. plans
Qualified pension	3.85%	4.00%
Nonqualified pension	3.70	3.90
Postretirement	3.65	3.80
Non-U.S. plans
Pension	0.70-12.25	1.00-12.00
Weighted average	5.14	5.44
Postretirement	8.00	8.00

(1) The Company uses a quarterly remeasurement approach for its Significant Plans. The rates for the three months ended March 31, 2015 and June 30, 2015 shown above were utilized to calculate the first and second quarter expense, respectively.

The discount rates used at period end in determining the pension and postretirement benefit obligations for the Significant Plans are shown in the following table:

Plan obligations assumed discount rates at period ended (1)	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014
U.S. plans
Qualified pension	4.45%	3.85%	4.00%
Nonqualified pension	4.30	3.70	3.90
Postretirement	4.20	3.65	3.80
Non-U.S. plans
Pension	1.00 - 12.00	0.70 - 12.25	1.00-12.00
Weighted average	5.41	5.14	5.44
Postretirement	8.50	8.00	8.00

(1) For the Significant Plans, the June 30, 2015 rates shown above are utilized to calculate the June 30, 2015 benefit obligation and will be utilized to calculate the 2015 third quarter expense. The rates shown above for the year ended 2014 were utilized to calculate the first quarter
2015 expense. The March 31, 2015 rates were utilized to calculate the
2015 second quarter expense.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2015
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$8	$(13)
Non-U.S. plans	(6)	8

Postretirement
U.S. plans	$1	$(1)
Non-U.S. plans	(3)	3

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
Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions during the second quarter of 2015.
The following table summarizes the actual Company contributions for the six months ended June 30, 2015 and 2014, as well as estimated expected Company contributions for the remainder of 2015 and the contributions made in the third and fourth quarters of 2014. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

Summary of Company Contributions

	Pension plans				Postretirement plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Company contributions(2) for the six months ended June 30	$22	$23	$29	$87	$32	$20	$5	$8
Company contributions made in second half of 2014 or expected to be made in the remainder of 2015	$24	$22	$33	$95	$33	$29	$4	$91

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly to participants by the Company.

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

All Company contributions are invested according to participants’ individual elections. The expense associated with this plan amounted to approximately $99 million and $101 million for the three months ended June 30, 2015 and 2014, respectively, and $200 million and $204 million for the six months ended June 30, 2015 and 2014, respectively.

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.

The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Service-related expense
Benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	1	1	2	2
Amortization of unrecognized
Prior service benefit	(8)	(8)	(15)	(15)
Net actuarial loss	3	3	6	7
Total service-related benefit	$(4)	$(4)	$(7)	$(6)
Non-service-related (benefit) expense	$(3)	$8	$6	$17
Total net expense	$(7)	$4	$(1)	$11

9.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per-share amounts	2015	2014	2015	2014
Income from continuing operations before attribution of noncontrolling interests	$4,858	$253	$9,675	$4,205
Less: Noncontrolling interests from continuing operations	18	50	60	95
Net income from continuing operations (for EPS purposes)	$4,840	$203	$9,615	$4,110
Income (loss) from discontinued operations, net of taxes	6	(22)	1	15
Citigroup's net income	$4,846	$181	$9,616	$4,125
Less: Preferred dividends(1)	202	100	330	224
Net income available to common shareholders	$4,644	$81	$9,286	$3,901
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	64	1	126	64
Net income allocated to common shareholders for basic and diluted EPS	$4,580	$80	$9,160	$3,837
Weighted-average common shares outstanding applicable to basic EPS	3,020.0	3,033.8	3,027.1	3,035.6
Effect of dilutive securities
Options(2)	4.9	4.3	4.9	4.9
Other employee plans	0.1	0.2	0.1	0.3
Convertible securities(3)	—	—	—	—
Adjusted weighted-average common shares outstanding applicable to diluted EPS	3,025.0	3,038.3	3,032.1	3,040.8
Basic earnings per share(4)
Income from continuing operations	$1.51	$0.03	$3.03	$1.26
Discontinued operations	—	(0.01)	—	—
Net income	$1.52	$0.03	$3.03	$1.26
Diluted earnings per share(4)
Income from continuing operations	$1.51	$0.03	$3.02	$1.26
Discontinued operations	—	(0.01)	—	—
Net income	$1.51	$0.03	$3.02	$1.26

(1)	See Note 19 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
During the second quarters of 2015 and 2014, weighted-average options to purchase 0.9 million and 7.5 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $201.01 and $117.33 per share, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $106.10 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the three and six months ended June 30, 2015 and 2014 because they were anti-dilutive.

(4)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at June 30, 2015 and December 31, 2014:

In millions of dollars	June 30, 2015	December 31, 2014
Securities purchased under agreements to resell	$132,083	$123,979
Deposits paid for securities borrowed	104,971	118,591
Total	$237,054	$242,570
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at June 30, 2015 and December 31, 2014:

In millions of dollars	June 30, 2015	December 31, 2014
Federal funds purchased	$776	$334
Securities sold under agreements to repurchase	154,546	147,204
Deposits received for securities loaned	21,690	25,900
Total	$177,012	$173,438
The resale and repurchase agreements represent collateralized financing transactions. The Company executes these transactions primarily through its broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the Company’s trading inventory. Transactions executed by the Company’s bank subsidiaries primarily facilitate customer financing activity.
To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. Citi manages the risks in its collateralized financing transactions by conducting daily stress tests to account for changes in capacity, tenors, haircut, collateral profile and client actions. Additionally, Citi maintains counterparty diversification by establishing concentration triggers and assessing counterparty reliability and stability under stress.
It is the Company’s policy to take possession of the underlying collateral, monitor its market value relative to the amounts due under the agreements and, when necessary, require prompt transfer of additional collateral in order to maintain contractual margin protection. For resale and repurchase agreements, when necessary, the Company posts additional collateral in order to maintain contractual margin protection.
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

The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of June 30, 2015 and December 31, 2014. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of June 30, 2015
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$179,973	$47,890	$132,083	$99,055	$33,028
Deposits paid for securities borrowed	104,971	—	104,971	14,982	89,989
Total	$284,944	$47,890	$237,054	$114,037	$123,017

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$202,436	$47,890	$154,546	$77,855	$76,691
Deposits received for securities loaned	21,690	—	21,690	2,688	19,002
Total	$224,126	$47,890	$176,236	$80,543	$95,693

	As of December 31, 2014
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$180,318	$56,339	$123,979	$94,353	$29,626
Deposits paid for securities borrowed	118,591	—	118,591	15,139	103,452
Total	$298,909	$56,339	$242,570	$109,492	$133,078

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$203,543	$56,339	$147,204	$72,928	$74,276
Deposits received for securities loaned	25,900	—	25,900	5,190	20,710
Total	$229,443	$56,339	$173,104	$78,118	$94,986

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See tables above.

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

The following table presents the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity as of June 30, 2015:

In millions of dollars	Open and Overnight	Up to 30 Days	31-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$107,314	$51,753	$19,215	$24,154	$202,436
Deposits received for securities loaned	12,745	5,439	2,423	1,083	21,690
Total	$120,059	$57,192	$21,638	$25,237	$224,126

The following table presents the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral as of June 30, 2015:

In millions of dollars	Repurchase Agreements	Securities Lending Agreements	Total
U.S Treasury and federal agency	$79,091	$—	$79,091
State and municipal	568	—	568
Foreign government	58,111	795	58,906
Corporate bonds	17,325	1,168	18,493
Equity securities	13,930	19,547	33,477
Mortgage-backed securities	21,041	—	21,041
Asset-backed securities	5,099	—	5,099
Other	7,271	180	7,451
Total	$202,436	$21,690	$224,126

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
The Company seeks to protect itself from the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with regulatory and internal guidelines. Margin levels are monitored daily, and customers deposit additional collateral as required. Where customers cannot meet collateral requirements, the Company may liquidate sufficient underlying financial instruments to bring the customer into compliance with the required margin level.
Exposure to credit risk is impacted by market volatility, which may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers and for brokers and dealers engaged in forwards, futures and other transactions deemed to be credit sensitive.
Brokerage receivables and Brokerage payables consisted of the following at June 30, 2015 and December 31, 2014:

In millions of dollars	June 30, 2015	December 31, 2014
Receivables from customers	$14,187	$10,380
Receivables from brokers, dealers, and clearing organizations	29,734	18,039
Total brokerage receivables (1)	$43,921	$28,419
Payables to customers	$35,336	$33,984
Payables to brokers, dealers, and clearing organizations	19,531	18,196
Total brokerage payables (1)	$54,867	$52,180

(1)	Brokerage receivables and payables are accounted for in accordance with ASC 940-320.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities are carried at fair value, other than physical commodities accounted for at the lower of cost or fair value, and consist of the following at June 30, 2015 and December 31, 2014:

In millions of dollars	June 30, 2015	December 31, 2014
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$26,047	$27,053
Prime	1,239	1,271
Alt-A	647	709
Subprime	1,010	1,382
Non-U.S. residential	919	1,476
Commercial	3,714	4,343
Total mortgage-backed securities	$33,576	$36,234
U.S. Treasury and federal agency securities
U.S. Treasury	$20,192	$18,906
Agency obligations	1,800	1,568
Total U.S. Treasury and federal agency securities	$21,992	$20,474
State and municipal securities	$3,332	$3,402
Foreign government securities	58,321	64,937
Corporate	21,539	27,797
Derivatives(2)	60,843	67,957
Equity securities	58,047	57,846
Asset-backed securities(1)	5,731	4,546
Other trading assets(3)	15,816	13,593
Total trading account assets	$279,197	$296,786
Trading account liabilities
Securities sold, not yet purchased	$72,979	$70,944
Derivatives(2)	63,316	68,092
Total trading account liabilities	$136,295	$139,036

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

13.   INVESTMENTS

Overview

	June 30, 2015	December 31, 2014
In millions of dollars
Securities available-for-sale (AFS)	$294,126	$300,143
Debt securities held-to-maturity (HTM)(1)	30,166	23,921
Non-marketable equity securities carried at fair value(2)	2,288	2,758
Non-marketable equity securities carried at cost(3)	5,541	6,621
Total investments	$332,121	$333,443

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.
The following table presents interest and dividend income on investments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Taxable interest	$1,598	$1,544	$3,191	$3,011
Interest exempt from U.S. federal income tax	49	147	72	311
Dividend income	123	116	218	242
Total interest and dividend income	$1,770	$1,807	$3,481	$3,564
The following table presents realized gains and losses on the sale of investments for the three and six months ended June 30, 2015 and 2014. The gross realized investment losses exclude losses from other-than-temporary impairment (OTTI):

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Gross realized investment gains	$357	$168	$714	$460
Gross realized investment losses	(174)	(84)	(224)	(248)
Net realized gains on sale of investments	$183	$84	$490	$212
The Company has sold certain debt securities that were classified as HTM. These sales were in response to significant deterioration in the creditworthiness of the issuers or securities. In addition, other securities were reclassified to AFS investments in response to significant credit deterioration. Because the Company generally intends to sell the securities, Citi recorded OTTI on the securities. The following table sets forth, for the periods indicated, the carrying value of HTM securities sold and reclassified to AFS, as well as the related gain (loss) or the OTTI losses recorded on these securities.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Carrying value of HTM securities sold	$22	$5	$49	$5
Net realized gain on sale of HTM securities	3	—	5	—
Carrying value of securities reclassified to AFS	—	14	94	66
OTTI losses on securities reclassified to AFS	—	(1)	(5)	(9)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015				December 31, 2014
In millions of dollars	Amortized cost	Gross unrealized gains(1) (2)	Gross unrealized losses(1) (2)	Fair value	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value
Debt securities AFS
Mortgage-backed securities(3)
U.S. government-sponsored agency guaranteed	$34,099	$452	$176	$34,375	$35,647	$603	$159	$36,091
Prime	16	—	—	16	12	—	—	12
Alt-A	2	—	—	2	43	1	—	44
Non-U.S. residential	7,054	42	7	7,089	8,247	67	7	8,307
Commercial	510	5	2	513	551	6	3	554
Total mortgage-backed securities	$41,681	$499	$185	$41,995	$44,500	$677	$169	$45,008
U.S. Treasury and federal agency securities
U.S. Treasury	$114,607	$640	$266	$114,981	$110,492	$353	$127	$110,718
Agency obligations	9,645	53	9	9,689	12,925	60	13	12,972
Total U.S. Treasury and federal agency securities	$124,252	$693	$275	$124,670	$123,417	$413	$140	$123,690
State and municipal(4)	$12,537	$98	$922	$11,713	$13,526	$150	$977	$12,699
Foreign government	87,505	491	400	87,596	90,249	734	286	90,697
Corporate	14,670	154	92	14,732	12,033	215	91	12,157
Asset-backed securities(3)	11,621	20	33	11,608	12,534	30	58	12,506
Other debt securities	841	—	—	841	661	—	—	661
Total debt securities AFS	$293,107	$1,955	$1,907	$293,155	$296,920	$2,219	$1,721	$297,418
Marketable equity securities AFS	$988	$27	$44	$971	$2,461	$308	$44	$2,725
Total securities AFS	$294,095	$1,982	$1,951	$294,126	$299,381	$2,527	$1,765	$300,143

(1)
Gross unrealized gains and losses, as presented, do not include the impact of minority investments and the related allocations and pick-up of unrealized gains and losses of AFS securities. These amounts totaled unrealized gains of $34 million and $27 million as of June 30, 2015 and December 31, 2014, respectively.

(2)
Gross unrealized gains and losses, as presented, as of June 30, 2015 do not include the impact of unrealized gains and losses of AFS securities of OneMain Financial (North America consumer finance business), which were reclassified as HFS as of June 30, 2015. These amounts totaled unrealized gains of $69 million and unrealized losses of $8 million as of June 30, 2015.

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

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of June 30, 2015 and December 31, 2014:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2015
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$9,521	$85	$2,332	$91	$11,853	$176
Prime	11	—	3	—	14	—
Non-U.S. residential	2,236	5	298	2	2,534	7
Commercial	125	1	53	1	178	2
Total mortgage-backed securities	$11,893	$91	$2,686	$94	$14,579	$185
U.S. Treasury and federal agency securities
U.S. Treasury	$36,123	$263	$1,012	$3	$37,135	$266
Agency obligations	1,980	8	49	1	2,029	9
Total U.S. Treasury and federal agency securities	$38,103	$271	$1,061	$4	$39,164	$275
State and municipal	$613	$24	$5,172	$898	$5,785	$922
Foreign government	24,935	287	5,339	113	30,274	400
Corporate	5,731	76	923	16	6,654	92
Asset-backed securities	3,149	8	3,443	25	6,592	33
Other debt securities	180	—	—	—	180	—
Marketable equity securities AFS	20	2	300	42	320	44
Total securities AFS	$84,624	$759	$18,924	$1,192	$103,548	$1,951
December 31, 2014
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$4,198	$30	$5,547	$129	$9,745	$159
Prime	5	—	2	—	7	—
Non-U.S. residential	1,276	3	199	4	1,475	7
Commercial	124	1	136	2	260	3
Total mortgage-backed securities	$5,603	$34	$5,884	$135	$11,487	$169
U.S. Treasury and federal agency securities
U.S. Treasury	$36,581	$119	$1,013	$8	$37,594	$127
Agency obligations	5,698	9	754	4	6,452	13
Total U.S. Treasury and federal agency securities	$42,279	$128	$1,767	$12	$44,046	$140
State and municipal	$386	$15	$5,802	$962	$6,188	$977
Foreign government	18,495	147	5,984	139	24,479	286
Corporate	3,511	63	1,350	28	4,861	91
Asset-backed securities	3,701	13	3,816	45	7,517	58
Other debt securities	—	—	—	—	—	—
Marketable equity securities AFS	51	4	218	40	269	44
Total securities AFS	$74,026	$404	$24,821	$1,361	$98,847	$1,765

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$40	$40	$44	$44
After 1 but within 5 years	940	946	931	935
After 5 but within 10 years	1,162	1,177	1,362	1,387
After 10 years(2)	39,539	39,832	42,163	42,642
Total	$41,681	$41,995	$44,500	$45,008
U.S. Treasury and federal agency securities
Due within 1 year	$3,762	$3,763	$13,070	$13,084
After 1 but within 5 years	114,168	114,654	104,982	105,131
After 5 but within 10 years	4,866	4,831	2,286	2,325
After 10 years(2)	1,456	1,422	3,079	3,150
Total	$124,252	$124,670	$123,417	$123,690
State and municipal
Due within 1 year	$1,047	$1,045	$652	$651
After 1 but within 5 years	3,965	3,966	4,387	4,381
After 5 but within 10 years	513	523	524	537
After 10 years(2)	7,012	6,179	7,963	7,130
Total	$12,537	$11,713	$13,526	$12,699
Foreign government
Due within 1 year	$31,715	$31,737	$31,355	$31,382
After 1 but within 5 years	39,770	39,771	41,913	42,467
After 5 but within 10 years	15,341	15,376	16,008	15,779
After 10 years(2)	679	712	973	1,069
Total	$87,505	$87,596	$90,249	$90,697
All other(3)
Due within 1 year	$1,458	$1,460	$1,248	$1,251
After 1 but within 5 years	12,873	12,941	10,442	10,535
After 5 but within 10 years	7,947	7,948	7,282	7,318
After 10 years(2)	4,854	4,832	6,256	6,220
Total	$27,132	$27,181	$25,228	$25,324
Total debt securities AFS	$293,107	$293,155	$296,920	$297,418

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity
During the second quarter of 2015, securities with a total fair value of approximately $7.1 billion were transferred from AFS to HTM, composed of $7.0 billion of U.S. government agency mortgage-backed securities and $0.1 billion of obligations of U.S. states and municipalities. The transfer reflects the Company’s intent to hold these securities to maturity or to issuer call in order to reduce the impact of price volatility on AOCI and certain capital measures under Basel III. While these securities were transferred to HTM at fair value as of the transfer date, no subsequent changes in value may be recorded, other than any subsequent OTTI and the amortization of differences between the carrying values at the transfer date and the par values of each security as an adjustment of yield over the remaining contractual life of each security. Any net unrealized holding losses within AOCI related to the respective securities at the date of transfer, inclusive of any cumulative fair value hedge adjustments, will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

The carrying value and fair value of debt securities HTM at June 30, 2015 and December 31, 2014 were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
June 30, 2015
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$16,060	$146	$16,206	$74	$(98)	$16,182
Prime	57	(11)	46	4	—	50
Alt-A	1,026	(182)	844	497	(304)	1,037
Subprime	5	—	5	14	—	19
Non-U.S. residential	619	(88)	531	53	—	584
Commercial	8	—	8	—	—	8
Total mortgage-backed securities	$17,775	$(135)	$17,640	$642	$(402)	$17,880
State and municipal(4)	$8,695	$(435)	$8,260	$117	$(128)	$8,249
Foreign government	3,945	—	3,945	42	—	3,987
Asset-backed securities(3)	337	(16)	321	47	(1)	367
Total debt securities held-to-maturity	$30,752	$(586)	$30,166	$848	$(531)	$30,483
December 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$8,795	$95	$8,890	$106	$(6)	$8,990
Prime	60	(12)	48	6	(1)	53
Alt-A	1,125	(213)	912	537	(287)	1,162
Subprime	6	(1)	5	15	—	20
Non-U.S. residential	983	(137)	846	92	—	938
Commercial	8	—	8	1	—	9
Total mortgage-backed securities	$10,977	$(268)	$10,709	$757	$(294)	$11,172
State and municipal	$8,443	$(494)	$7,949	$227	$(57)	$8,119
Foreign government	4,725	—	4,725	77	—	4,802
Asset-backed securities(3)	556	(18)	538	50	(10)	578
Total debt securities held-to-maturity(5)	$24,701	$(780)	$23,921	$1,111	$(361)	$24,671

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

(5)
During the second quarter of 2014, securities with a total fair value of approximately $11.8 billion were transferred from AFS to HTM and comprised $5.4 billion of U.S. government agency mortgage-backed securities and $6.4 billion of obligations of U.S. states and municipalities. The transfer reflects the Company’s intent to hold these securities to maturity or to issuer call in order to reduce the impact of price volatility on AOCI and certain capital measures under Basel III. While these securities were transferred to HTM at fair value as of the transfer date, no subsequent changes in value may be recorded, other than in connection with the recognition of any subsequent other-than-temporary impairment and the amortization of differences between the carrying values at the transfer date and the par values of each security as an adjustment of yield over the remaining contractual life of each security. Any net unrealized holding losses within AOCI related to the respective securities at the date of transfer, inclusive of any cumulative fair value hedge adjustments, will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position as of June 30, 2015 and December 31, 2014 for less than 12 months and for 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
June 30, 2015
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$8,638	$402	$8,638	$402
State and municipal	2,905	64	1,519	64	4,424	128
Asset-backed securities	—	—	6	1	6	1
Total debt securities held-to-maturity	$2,905	$64	$10,163	$467	$13,068	$531
December 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities	$4	$—	$1,134	$294	$1,138	$294
State and municipal	2,528	34	314	23	2,842	57
Asset-backed securities	9	1	174	9	183	10
Total debt securities held-to-maturity	$2,541	$35	$1,622	$326	$4,163	$361
Excluded from the gross unrecognized losses presented in the above table are $(586) million and $(780) million of net unrealized losses recorded in AOCI as of June 30, 2015 and December 31, 2014, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at June 30, 2015 and December 31, 2014.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	8	8	—	—
After 5 but within 10 years	821	827	863	869
After 10 years(1)	16,811	17,045	9,846	10,303
Total	$17,640	$17,880	$10,709	$11,172
State and municipal
Due within 1 year	$266	$265	$205	$205
After 1 but within 5 years	294	295	243	243
After 5 but within 10 years	172	176	140	144
After 10 years(1)	7,528	7,513	7,361	7,527
Total	$8,260	$8,249	$7,949	$8,119
Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	3,945	3,987	4,725	4,802
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$3,945	$3,987	$4,725	$4,802
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years(1)	321	367	538	578
Total	$321	$367	$538	$578
Total debt securities held-to-maturity	$30,166	$30,483	$23,921	$24,671

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

Evaluating Investments for Other-Than-Temporary Impairment

Overview
The Company conducts periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other-than-temporary.
An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities. Losses related to HTM securities generally are not recorded, as these investments are carried at adjusted amortized cost basis. However, for HTM securities with credit-related losses, the credit loss is recognized in earnings as OTTI and any difference between the cost basis adjusted for the OTTI and fair value is recognized in AOCI and amortized as an adjustment of yield over the remaining contractual life of the security. For securities transferred to HTM from Trading account assets, amortized cost is defined as the fair value of the securities at the date of transfer, plus any accretion income and less any impairment recognized in earnings subsequent to transfer. For securities transferred to HTM from AFS, amortized cost is defined as the original purchase cost, adjusted for the cumulative accretion or amortization of any purchase discount or premium, plus or minus any cumulative fair value hedge adjustments, net of accretion or amortization, and less any impairment recognized in earnings.
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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of June 30, 2015.

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
For state and municipal bonds with unrealized losses that Citigroup plans to sell (for AFS only), would be more likely than not required to sell (for AFS only) or will be subject to an issuer call deemed probable of exercise prior to the expected recovery of its amortized cost basis (for AFS and HTM), the full impairment is recognized in earnings.

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the three and six months ended June 30, 2015:

OTTI on Investments and Other Assets	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise	19	19	5	43	88	22	5	115
Total impairment losses recognized in earnings	$19	$19	$5	$43	$88	$22	$5	$115

(1)	Includes OTTI on non-marketable equity securities.

The following table presents the total OTTI recognized in earnings for the three and six months ended June 30, 2014:

OTTI on Investments and Other Assets	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$2	$—	$—	$2	$2	$—	$—	$2
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$—	$—	$2	$2	$—	$—	$2
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise	35	—	—	35	236	—	—	236
Total impairment losses recognized in earnings	$37	$—	$—	$37	$238	$—	$—	$238

(1)	Includes OTTI on non-marketable equity securities.

The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2015 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Mar. 31, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Jun. 30, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	170	—	—	—	170
Corporate	112	—	—	—	112
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$726	$—	$—	$—	$726
HTM debt securities
Mortgage-backed securities(1)	$668	$—	$—	$—	$668
Corporate	—	—	—	—	—
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$801	$—	$—	$—	$801

(1)	Primarily consists of Alt-A securities.

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

The following is a six-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of June 30, 2015 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2014 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	(1)	170
Corporate	118	—	—	(6)	112
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$733	$—	$—	$(7)	$726
HTM debt securities
Mortgage-backed securities(1)	$670	$—	$—	$(2)	$668
Corporate	—	—	—	—	—
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$803	$—	$—	$(2)	$801

(1)	Primarily consists of Alt-A securities.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Hedge funds	$4	$8	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	849	891	188	205	—	—
Real estate funds (2)(3)	144	166	20	24	—	—
Total(4)	$997	$1,065	$208	$229	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

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

(4)
Included in the total fair value of investments above are $1.0 billion and $0.8 billion of fund assets that are valued using NAVs provided by third-party asset managers as of June 30, 2015 and December 31, 2014, respectively.

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
Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and in Citi Holdings. The following table provides information by loan type for the periods indicated:

In millions of dollars	June 30, 2015	December 31, 2014
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$90,715	$96,533
Installment, revolving credit, and other	4,956	14,450
Cards	107,096	112,982
Commercial and industrial	6,493	5,895
	$209,260	$229,860
In offices outside the U.S.
Mortgage and real estate(1)	$50,704	$54,462
Installment, revolving credit, and other	30,958	31,128
Cards	28,662	32,032
Commercial and industrial	22,953	22,561
Lease financing	493	609
	$133,770	$140,792
Total Consumer loans	$343,030	$370,652
Net unearned income	(681)	(682)
Consumer loans, net of unearned income	$342,349	$369,970

(1)	Loans secured primarily by real estate.

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
During the three and six months ended June 30, 2015 and 2014, the Company sold and/or reclassified to held-for-sale $1.5 billion and $14.6 billion, and $3.4 billion and $3.8 billion respectively, of consumer loans. The Company did not have significant purchases of consumer loans during the three and six months ended June 30, 2015 and 2014.
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

The following tables provide details on Citigroup’s consumer loan delinquency and non-accrual loans as of June 30, 2015 and December 31, 2014:
Consumer Loan Delinquency and Non-Accrual Details at June 30, 2015

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$59,431	$964	$1,054	$2,557	$64,006	$2,551	$2,161
Home equity loans(5)	22,374	284	479	—	23,137	1,171	—
Credit cards	105,569	1,114	1,062	—	107,745	—	1,062
Installment and other	7,247	60	40	—	7,347	43	4
Commercial market loans	8,463	21	39	—	8,523	161	9
Total	$203,084	$2,443	$2,674	$2,557	$210,758	$3,926	$3,236
In offices outside North America
Residential first mortgages	$41,818	$271	$183	$—	$42,272	$410	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	28,461	544	497	—	29,502	346	303
Installment and other	28,706	317	136	—	29,159	201	—
Commercial market loans	30,160	84	184	—	30,428	365	—
Total	$129,145	$1,216	$1,000	$—	$131,361	$1,322	$303
Total GCB and Citi Holdings Consumer	$332,229	$3,659	$3,674	$2,557	$342,119	$5,248	$3,539
Other(6)	213	9	8	—	230	31	—
Total Citigroup	$332,442	$3,668	$3,682	$2,557	$342,349	$5,279	$3,539

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $39 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.4 billion and 90 days past due of $2.2 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(6)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings Consumer credit metrics.
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2014

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$61,730	$1,280	$1,371	$3,443	$67,824	$2,746	$2,759
Home equity loans(5)	27,262	335	520	—	28,117	1,271	—
Credit cards	111,441	1,316	1,271	—	114,028	—	1,273
Installment and other	12,361	229	284	—	12,874	254	3
Commercial market loans	8,630	31	13	—	8,674	135	15
Total	$221,424	$3,191	$3,459	$3,443	$231,517	$4,406	$4,050
In offices outside North America
Residential first mortgages	$44,782	$312	$223	$—	$45,317	$454	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	30,327	602	553	—	31,482	413	322
Installment and other	29,297	328	149	—	29,774	216	—
Commercial market loans	31,280	86	255	—	31,621	405	—
Total	$135,686	$1,328	$1,180	$—	$138,194	$1,488	$322
Total GCB and Citi Holdings	$357,110	$4,519	$4,639	$3,443	$369,711	$5,894	$4,372
Other	238	10	11	—	259	30	—
Total Citigroup	$357,348	$4,529	$4,650	$3,443	$369,970	$5,924	$4,372

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $43 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.6 billion and 90 days past due of $2.8 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” (Fair Isaac Corporation) credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following tables provide details on the FICO scores attributable to Citi’s U.S. consumer loan portfolio as of June 30, 2015 and December 31, 2014 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis, for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	June 30, 2015
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$7,381	$4,778	$45,885
Home equity loans	2,891	2,277	19,614
Credit cards	6,853	9,543	88,141
Installment and other	330	253	2,570
Total	$17,455	$16,851	$156,210

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2014
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$8,911	$5,463	$45,783
Home equity loans	3,257	2,456	20,957
Credit cards	7,647	10,296	92,877
Installment and other	4,015	2,520	5,150
Total	$23,830	$20,735	$164,767

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value (LTV) Ratios
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios attributable to Citi’s U.S. consumer mortgage portfolios as of June 30, 2015 and December 31, 2014. LTV ratios are updated monthly using the most recent Core Logic Home Price Index data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Federal Housing Finance Agency indices.

LTV distribution in U.S. portfolio(1)(2)	June 30, 2015
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$48,757	$7,466	$1,960
Home equity loans	14,487	6,279	3,903
Total	$63,244	$13,745	$5,863

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2014
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$48,163	$9,480	$2,670
Home equity loans	14,638	7,267	4,641
Total	$62,801	$16,747	$7,311

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

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
The following tables present information about total impaired consumer loans at and for the periods ended June 30, 2015 and December 31, 2014, respectively, and for the three and six months ended June 30, 2015 and 2014 for interest income recognized on impaired consumer loans:

					Three Months Ended June 30,		Six months ended June 30,
	Balance at June 30, 2015				2015	2014	2015	2014
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$10,059	$10,801	$1,497	$12,371	$111	$181	$252	$365
Home equity loans	1,912	2,541	582	1,990	17	19	34	38
Credit cards	2,118	2,157	740	2,340	45	50	89	101
Installment and other
Individual installment and other	452	469	243	700	8	29	39	63
Commercial market loans	374	589	114	387	3	4	6	15
Total	$14,915	$16,557	$3,176	$17,788	$184	$283	$420	$582

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,765 million of residential first mortgages, $513 million of home equity loans and $121 million of commercial market loans do not have a specific allowance.
(3) Included in the Allowance for loan losses.
(4) Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.

	Balance at December 31, 2014
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$13,551	$14,387	$1,909	$15,389
Home equity loans	2,029	2,674	599	2,075
Credit cards	2,407	2,447	849	2,732
Installment and other
Individual installment and other	948	963	450	975
Commercial market loans	423	599	110	381
Total	$19,358	$21,070	$3,917	$21,552

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,896 million of residential first mortgages, $554 million of home equity loans and $158 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings
The following tables present consumer TDRs occurring during the three and six months ended June 30, 2015 and 2014:

	At and for the three months ended June 30, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	2,709	$366	$2	$1	$8	1%
Home equity loans	1,292	45	—	—	1	2
Credit cards	44,848	184	—	—	—	16
Installment and other revolving	1,092	9	—	—	—	14
Commercial markets(6)	99	17	—	—	—	—
Total(7)	50,040	$621	$2	$1	$9
International
Residential first mortgages	742	$23	$—	$—	$—	—%
Home equity loans	16	2	—	—	—	—
Credit cards	37,587	103	—	—	2	12
Installment and other revolving	13,167	61	—	—	2	6
Commercial markets(6)	53	23	—	—	—	1
Total(7)	51,565	$212	$—	$—	$4

	At and for the three months ended June 30, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(8)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	4,723	$555	$10	$7	$2	1%
Home equity loans	1,883	69	1	—	2	3
Credit cards	42,750	190	—	—	—	15
Installment and other revolving	10,830	81	—	—	—	6
Commercial markets(6)	53	9	—	—	—	—
Total(7)	60,239	$904	$11	$7	$4
International
Residential first mortgages	746	$27	$—	$—	$—	1%
Home equity loans	6	1	—	—	—	—
Credit cards	31,763	112	—	—	2	14
Installment and other revolving	14,219	72	—	—	2	13
Commercial markets(6)	124	41	—	—	—	1
Total(7)	46,858	$253	$—	$—	$4

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $62 million of residential first mortgages and $15 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2015. These amounts include $35 million of residential first mortgages and $12 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2015 as a result of OCC guidance, as described above.

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
(8) Post-modification balances in North America include $75 million of residential first mortgages and $21 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2014. These amounts include $42 million of residential first mortgages and $18 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2014 as a result of OCC guidance, as described above.

	At and for the six months ended June 30, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	5,802	$773	$6	$3	$17	1%
Home equity loans	2,550	90	1	—	2	2
Credit cards	95,158	396	—	—	—	16
Installment and other revolving	2,076	18	—	—	—	13
Commercial markets(6)	156	28	—	—	—	—
Total(8)	105,742	$1,305	$7	$3	$19
International
Residential first mortgages	1,611	$44	$—	$—	$—	—%
Home equity loans	30	5	—	—	—	—
Credit cards	78,018	201	—	—	4	13
Installment and other revolving	29,114	131	—	—	4	5
Commercial markets(6)	136	51	—	—	—	2
Total(8)	108,909	$432	$—	$—	$8

	At and for the six months ended June 30, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	10,502	$1,240	$28	$19	$6	1%
Home equity loans	4,202	153	2	—	11	2
Credit cards	87,726	390	—	—	—	15
Installment and other revolving	24,666	182	—	—	—	6
Commercial markets(6)	91	22	—	—	—	—
Total(8)	127,187	$1,987	$30	$19	$17
International
Residential first mortgages	1,292	$49	$—	$—	$1	1%
Home equity loans	38	6	—	—	—	—
Credit cards	68,869	234	—	—	4	14
Installment and other revolving	29,081	146	—	—	3	10
Commercial markets(6)	220	134	—	—	—	1
Total(8)	99,500	$569	$—	$—	$8

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America include $127 million of residential first mortgages and $29 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2015. These amounts include $73 million of residential first mortgages and $24 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the six months ended June 30, 2015, as described above.

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
(7) Post-modification balances in North America include $166 million of residential first mortgages and $43 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2014. These amounts include $99 million of residential first mortgages and $37 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the six months ended June 30, 2014, as described above.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

The following table presents consumer TDRs that defaulted during the three and six months ended June 30, 2015 and 2014, respectively, for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
North America
Residential first mortgages	$117	$168	$227	$413
Home equity loans	10	17	21	40
Credit cards	49	48	92	99
Installment and other revolving	2	21	3	41
Commercial markets	1	1	3	7
Total	$179	$255	$346	$600
International
Residential first mortgages	$6	$5	$12	$11
Home equity loans	—	—	—	—
Credit cards	36	59	71	122
Installment and other revolving	23	28	46	56
Commercial markets	7	95	17	100
Total	$72	$187	$146	$289

Corporate Loans
Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or, to a much lesser extent, in Citi Holdings. The following table presents information by corporate loan type as of June 30, 2015 and December 31, 2014:

In millions of dollars	June 30, 2015	December 31, 2014
Corporate
In U.S. offices
Commercial and industrial	$40,697	$35,055
Financial institutions	37,360	36,272
Mortgage and real estate(1)	34,680	32,537
Installment, revolving credit and other	31,882	29,207
Lease financing	1,707	1,758
	$146,326	$134,829
In offices outside the U.S.
Commercial and industrial	$83,184	$79,239
Financial institutions	29,675	33,269
Mortgage and real estate(1)	5,948	6,031
Installment, revolving credit and other	20,214	19,259
Lease financing	309	356
Governments and official institutions	4,714	2,236
	$144,044	$140,390
Total Corporate loans	$290,370	$275,219
Net unearned income	(601)	(554)
Corporate loans, net of unearned income	$289,769	$274,665

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified (to held-for-sale) $0.5 billion and $1.1 billion of corporate loans during the three and six months ended June 30, 2015, respectively and
$1.4 billion and $2.5 billion during the three and six months ended June 30, 2014, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2015 or 2014.
Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type as of June 30, 2015 and December 31, 2014.

Corporate Loan Delinquency and Non-Accrual Details at June 30, 2015

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$37	$2	$39	$626	$118,357	$119,022
Financial institutions	14	—	14	200	65,750	65,964
Mortgage and real estate	123	—	123	247	40,185	40,555
Leases	—	—	—	48	1,968	2,016
Other	54	5	59	37	55,608	55,704
Loans at fair value						6,499
Purchased distressed loans						9
Total	$228	$7	$235	$1,158	$281,868	$289,769

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Corporate Loans Credit Quality Indicators at June 30, 2015 and December 31, 2014

	Recorded investment in loans(1)
In millions of dollars	June 30, 2015	December 31, 2014
Investment grade(2)
Commercial and industrial	$86,276	$80,812
Financial institutions	55,691	56,154
Mortgage and real estate	17,559	16,068
Leases	1,592	1,669
Other	49,844	46,284
Total investment grade	$210,962	$200,987
Non-investment grade(2)
Accrual
Commercial and industrial	$32,097	$29,003
Financial institutions	10,072	11,429
Mortgage and real estate	3,238	3,587
Leases	376	393
Other	5,819	3,609
Non-accrual
Commercial and industrial	626	575
Financial institutions	200	250
Mortgage and real estate	247	252
Leases	48	51
Other	37	55
Total non-investment grade	$52,760	$49,204
Private bank loans managed on a delinquency basis (2)	$19,548	$18,616
Loans at fair value	6,499	5,858
Corporate loans, net of unearned income	$289,769	$274,665

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.
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

The following tables present non-accrual loan information by Corporate loan type at June 30, 2015 and December 31, 2014 and interest income recognized on non-accrual Corporate loans for the six months ended June 30, 2015.
Non-Accrual Corporate Loans

					Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	June 30, 2015
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$626	$997	$97	$632	$4	$4
Financial institutions	200	205	6	239	—	—
Mortgage and real estate	247	317	17	246	—	1
Lease financing	48	49	29	49	—	—
Other	37	133	13	48	—	—
Total non-accrual corporate loans	$1,158	$1,701	$162	$1,214	$4	$5

	At December 31, 2014
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$575	$863	$155	$658
Financial institutions	250	262	7	278
Mortgage and real estate	252	287	24	263
Lease financing	51	53	29	85
Other	55	68	21	60
Total non-accrual corporate loans	$1,183	$1,533	$236	$1,344

	June 30, 2015		December 31, 2014
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$293	$97	$224	$155
Financial institutions	16	6	37	7
Mortgage and real estate	73	17	70	24
Lease financing	47	29	47	29
Other	36	13	55	21
Total non-accrual corporate loans with specific allowance	$465	$162	$433	$236
Non-accrual corporate loans without specific allowance
Commercial and industrial	$333		$351
Financial institutions	184		213
Mortgage and real estate	174		182
Lease financing	1		4
Other	1		—
Total non-accrual corporate loans without specific allowance	$693	N/A	$750	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three- and six-month periods ended June 30, 2014 was $15 million and $25 million, respectively.
N/A Not Applicable

Corporate Troubled Debt Restructurings

The following table presents corporate TDR activity at and for the three months ended June 30, 2015.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$66	$34	$—	$33
Financial institutions	—	—	—	—
Mortgage and real estate	11	1	—	10
Other	—	—	—	—
Total	$77	$35	$—	$43

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the three months ended June 30, 2014.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$7	$7	$—	$—
Financial institutions	—	—	—	—
Mortgage and real estate	1	—	1	—
Other	—	—	—	—
Total	$8	$7	$1	$—

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the six months ended June 30, 2015.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$66	$34	$—	$33
Financial institutions	—	—	—	—
Mortgage and real estate	12	2	—	10
Other	—	—	—	—
Total	$78	$36	$—	$43

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the six months ended June 30, 2014.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$47	$30	$17	$—
Financial institutions	—	—	—	—
Mortgage and real estate	5	4	1	—
Other	—	—	—	—
Total	$52	$34	$18	$—

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

The following table presents total Corporate loans modified in a TDR at June 30, 2015 and 2014, as well as those TDRs that defaulted during the three months ended June 30, 2015 and 2014 and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

In millions of dollars	TDR balances at June 30, 2015	TDR loans in payment default during the three months ended June 30, 2015	TDR loans in payment default six months ended June 30, 2015	TDR balances at June 30, 2014	TDR loans in payment default during the three months ended June 30, 2015	TDR loans in payment default six months ended June 30, 2015
Commercial and industrial	$118	$—	$—	$203	$—	$—
Loans to financial institutions	1	1	1	—	—	—
Mortgage and real estate	113	—	—	130	—	—
Other	326	—	—	340	—	—
Total	$558	$1	$1	$673	$—	$—

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$14,598	$18,923	$15,994	$19,648
Gross credit losses	(2,335)	(2,812)	(4,793)	(5,795)
Gross recoveries (1)	415	623	916	1,167
Net credit losses (NCLs) (2)	$(1,920)	$(2,189)	$(3,877)	$(4,628)
NCLs	$1,920	$2,189	$3,877	$4,628
Net reserve releases	(199)	(521)	(290)	(1,081)
Net specific reserve releases	(206)	(89)	(317)	(175)
Total provision for credit losses	$1,515	$1,579	$3,270	$3,372
Other, net (3)	(118)	(423)	(1,312)	(502)
Allowance for loan losses at end of period	$14,075	$17,890	$14,075	$17,890
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,023	$1,202	$1,063	$1,229
Provision (release) for unfunded lending commitments	(48)	(31)	(85)	(58)
Other, net	(2)	5	(5)	5
Allowance for credit losses on unfunded lending commitments at end of period (4)	$973	$1,176	$973	$1,176
Total allowance for loans, leases, and unfunded lending commitments	$15,048	$19,066	$15,048	$19,066

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
As a result of the entry into an agreement in March 2015 to sell OneMain Financial (OneMain), OneMain was classified as held-for-sale (HFS) at the end of the first quarter of 2015. As a result of HFS accounting treatment, approximately $160 million of net credit losses were recorded as a reduction in revenue (Other revenue) during the second quarter of 2015.

(3)
The second quarter of 2015 includes a reduction of approximately $88 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $34 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the second quarter of 2015 includes a reduction of approximately $39 million related to FX translation. The first quarter of 2015 includes a reduction of approximately $1.0 billion related to the sale or transfers to HFS of various loan portfolios, including a reduction of $281 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2015 includes a reduction of approximately $145 million related to FX translation. The second quarter of 2014 includes a reduction of approximately $480 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of approximately $204 million and $177 million related to the transfer of HFS of businesses in Greece and Spain and $29 million related to the sale of the Honduras business, and $66 million related to a transfer of a real estate loan portfolio to HFS. These amounts are partially offset by FX translation on the entire allowance balance. The first quarter of 2014 includes reductions of approximately $79 million related to the sale or transfer to HFS of various loan portfolios.

(4)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	June 30, 2015			June 30, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,476	$12,122	$14,598	$2,472	$16,451	$18,923
Charge-offs	(123)	(2,212)	(2,335)	(47)	(2,765)	(2,812)
Recoveries	17	398	415	36	587	623
Replenishment of net charge-offs	106	1,814	1,920	11	2,178	2,189
Net reserve releases	(41)	(158)	(199)	(26)	(495)	(521)
Net specific reserve releases	(119)	(87)	(206)	(75)	(14)	(89)
Other	10	(128)	(118)	(1)	(422)	(423)
Ending balance	$2,326	$11,749	$14,075	$2,370	$15,520	$17,890

	Six Months Ended
	June 30, 2015			June 30, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,389	$13,605	$15,994	$2,584	$17,064	$19,648
Charge-offs	(146)	(4,647)	(4,793)	(221)	(5,574)	(5,795)
Recoveries	49	867	916	65	1,102	1,167
Replenishment of net charge-offs	97	3,780	3,877	156	4,472	4,628
Net reserve build (releases)	59	(349)	(290)	(127)	(954)	(1,081)
Net specific reserve build (releases)	(116)	(201)	(317)	(85)	(90)	(175)
Other	(6)	(1,306)	(1,312)	(2)	(500)	(502)
Ending balance	$2,326	$11,749	$14,075	$2,370	$15,520	$17,890

	June 30, 2015			December 31, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450	$2,161	$8,553	$10,714	$2,110	$9,673	$11,783
Determined in accordance with ASC 310-10-35	162	3,176	3,338	235	3,917	4,152
Determined in accordance with ASC 310-30	3	20	23	44	15	59
Total allowance for loan losses	$2,326	$11,749	$14,075	$2,389	$13,605	$15,994
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450	$281,827	$327,061	$608,888	$267,271	$350,199	$617,470
Loans individually evaluated for impairment in accordance with ASC 310-10-35	1,434	14,915	16,349	1,485	19,358	20,843
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	9	334	343	51	370	421
Loans held at fair value	6,499	39	6,538	5,858	43	5,901
Total loans, net of unearned income	$289,769	$342,349	$632,118	$274,665	$369,970	$644,635

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill during the six months ended June 30, 2015 were as follows:

In millions of dollars
Balance at December 31, 2014	$23,592
Foreign exchange translation and other	(312)
Impairment of goodwill	(16)
Divestitures, purchase accounting adjustments and other	(114)
Balance at March 31, 2015	$23,150
Foreign exchange translation and other	(123)
Divestitures, purchase accounting adjustments and other	(15)
Balance at June 30, 2015	$23,012

The goodwill impairment testing process, including the methodology and assumptions used to estimate the fair value of the reporting units, is disclosed in more detail in Note 1 of Citigroup’s 2014 Annual Report on Form 10-K.
As previously discussed in Note 17 of Citigroup’s 2014 Annual Report on Form 10-K, effective January 1, 2015, certain consumer banking and institutional businesses were transferred to Citi Holdings and aggregated to form five new reporting units: Citi Holdings Consumer EMEA, Citi Holdings—Consumer Latin America, Citi Holdings—Consumer Japan, Citi Holdings—Consumer Finance South Korea, and Citi Holdings—ICG. Goodwill balances associated with the transfers were allocated to each of the component businesses based on their relative fair values to the legacy reporting units.
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
During the second quarter of 2015, there were no triggering events that would more likely-than-not reduce the fair value of a reporting unit below its carrying amount for all reporting units with goodwill balances, except for Citi Holdings—Consumer Latin America. A goodwill impairment test was performed as of June 30, 2015, resulted in fair value in excess of book value and therefore no indication of impairment.
The fair values of the Company’s reporting units as of the most recent tests substantially exceeded their carrying values and did not indicate a risk of impairment based on current valuations, with the exception of the Citi Holdings—Consumer EMEA and Citi Holdings—Consumer Latin America reporting units.

While there was no indication of impairment, goodwill present in Citi Holdings—Consumer EMEA and Citi Holdings—Consumer Latin America of $13 million and $70 million, respectively, may be particularly sensitive to further deterioration in economic conditions. The fair value as a percentage of allocated book value as of the January 1, 2015 test for Citi Holdings—Consumer EMEA and June 30, 2015 test for Citi Holdings—Consumer Latin America was 107% and 101%, respectively.
The following table shows reporting units with goodwill balances as of June 30, 2015.

In millions of dollars
Reporting Unit(1)(2)	Goodwill
North America Global Consumer Banking	$6,729
EMEA Global Consumer Banking	310
Asia Global Consumer Banking	4,589
Latin America Global Consumer Banking	1,442
Banking	3,293
Markets and Securities Services	6,566
Citi Holdings—Consumer EMEA	13
Citi Holdings—Consumer Japan (3)	—
Citi Holdings—Consumer Latin America	70
Total	$23,012

(1)	Citi Holdings—Other and Citi Holdings—ICG are excluded from the table as there is no goodwill allocated to them.

(2)	Citi Holdings—Consumer Finance South Korea is excluded from the table as the allocated goodwill of $16 million was fully-impaired during the first quarter of 2015.

(3)	The entire Citi Holdings—Consumer Japan reporting unit is classified as held-for-sale since the first quarter of 2015.

Intangible Assets
The components of intangible assets as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,610	$6,404	$1,206	$7,626	$6,294	$1,332
Core deposit intangibles	1,102	999	103	1,153	1,021	132
Other customer relationships	478	335	143	579	331	248
Present value of future profits	165	158	7	233	154	79
Indefinite-lived intangible assets	272	—	272	290	—	290
Other(1)	5,158	2,818	2,340	5,217	2,732	2,485
Intangible assets (excluding MSRs)	$14,785	$10,714	$4,071	$15,098	$10,532	$4,566
Mortgage servicing rights (MSRs) (2)	1,924	—	1,924	1,845	—	1,845
Total intangible assets	$16,709	$10,714	$5,995	$16,943	$10,532	$6,411

(1)	Includes contract-related intangible assets.

(2)	For additional information on Citi’s MSRs, including the roll-forward for the six months ended June 30, 2015, see Note 20 to the Consolidated Financial Statements.

The changes in intangible assets during the six months ended June 30, 2015 were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2014	Acquisitions/ divestitures	Amortization	Impairments	FX and other (1)	June 30, 2015
Purchased credit card relationships	$1,332	$—	$(134)	$—	$8	$1,206
Core deposit intangibles	132	—	(22)	—	(7)	103
Other customer relationships	248	(87)	(12)	—	(6)	143
Present value of future profits	79	(65)	(7)	—	—	7
Indefinite-lived intangible assets	290	—	—	—	(18)	272
Other	2,485	(6)	(159)	(5)	25	2,340
Intangible assets (excluding MSRs)	$4,566	$(158)	$(334)	$(5)	$2	$4,071
Mortgage servicing rights (MSRs) (2)	1,845					1,924
Total intangible assets	$6,411					$5,995

(1)	Includes foreign exchange translation, purchase accounting adjustments and other.

(2)	For additional information on Citi’s MSRs, including the roll-forward for the six months ended June 30, 2015, see Note 20 to the Consolidated Financial Statements.

17.   DEBT
Short-Term Borrowings

In millions of dollars	June 30, 2015	December 31, 2014
Commercial paper
Significant Citibank entities(1)	$9,990	$16,085
Parent(2)	—	70
Total Commercial paper	$9,990	$16,155
Other borrowings (3)	$15,917	$42,180
Total	$25,907	$58,335

(1)	Significant Citibank entities consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)	Parent includes the parent holding company (Citigroup Inc.) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup.

(3)
Includes borrowings from the Federal Home Loan Banks and other market participants. At June 30, 2015 and December 31, 2014, collateralized short-term advances from the Federal Home Loan Banks were $1.0 billion and $11.2 billion, respectively.

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

Long-Term Debt

In millions of dollars	June 30, 2015	December 31, 2014
Citigroup Inc.(1)	$151,105	$149,512
Bank(2)	56,706	65,146
Broker-dealer(3)	4,034	8,422
Total	$211,845	$223,080

(1)	Parent holding company, Citigroup Inc.

(2)
Represents the Significant Citibank entities as well as other Citibank and Banamex entities. At June 30, 2015 and December 31, 2014, collateralized long-term advances from the Federal Home Loan Banks were $16.8 billion and $19.8 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both June 30, 2015 and December 31, 2014 (for the structure and terms of Citi’s trust preferred securities, see Note 20 to the Consolidated Financial Statements).

The following table summarizes the Company’s outstanding trust preferred securities at June 30, 2015:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	157	6.829	50	157	June 28, 2067	June 28, 2017
Total obligated			$2,597			$2,603

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

18.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 are as follows:
Three Months Ended June 30, 2015 :

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)(4)	Accumulated other comprehensive income (loss)
Balance, March 31, 2015	$648	$(823)	$(5,249)	$(19,267)	$(24,691)
Other comprehensive income (losses) before reclassifications	$(844)	$22	$539	$(148)	$(431)
Increase (decrease) due to amounts reclassified from AOCI	(91)	70	39	—	18
Change, net of taxes	$(935)	$92	$578	$(148)	$(413)
Balance at June 30, 2015	$(287)	$(731)	$(4,671)	$(19,415)	$(25,104)
Six months ended June 30, 2015:

Balance, December 31, 2014	$57	$(909)	$(5,159)	$(17,205)	$(23,216)
Other comprehensive income before reclassifications	$(103)	$54	$408	$(2,210)	$(1,851)
Increase (decrease) due to amounts reclassified from AOCI	(241)	124	80	—	(37)
Change, net of taxes	$(344)	$178	$488	$(2,210)	$(1,888)
Balance at June 30, 2015	$(287)	$(731)	$(4,671)	$(19,415)	$(25,104)

Three Months Ended June 30, 2014:

Balance, March 31, 2014	$(1,212)	$(1,127)	$(4,022)	$(12,785)	$(19,146)
Other comprehensive income before reclassifications	$1,037	$58	$(195)	$17	$917
Increase (decrease) due to amounts reclassified from AOCI	(31)	62	51	—	82
Change, net of taxes	$1,006	$120	$(144)	$17	$999
Balance at June 30, 2014	$(206)	$(1,007)	$(4,166)	$(12,768)	$(18,147)

Six months ended June 30, 2014:

Balance, December 31, 2013	$(1,640)	$(1,245)	$(3,989)	$(12,259)	$(19,133)
Other comprehensive income before reclassifications	$1,415	$104	$(257)	$(509)	$753
Increase (decrease) due to amounts reclassified from AOCI	19	134	80	—	233
Change, net of taxes	$1,434	$238	$(177)	$(509)	$986
Balance at June 30, 2014	$(206)	$(1,007)	$(4,166)	$(12,768)	$(18,147)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans, and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the Mexican peso, British pound, Korean won and euro against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2015. Primarily reflects the movements in (by order of impact) the euro, Mexican peso, British pound, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2015. Primarily reflects the movements in (by order of impact) the Korean won, British pound, euro and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2014. Primarily reflects the movements in (by order of impact) the Russian ruble, Argentine peso, Korean won, and Japanese yen against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2014.

(4)	During 2014, $137 million ($84 million net of tax) was reclassified to reflect the allocation of foreign currency translation between net unrealized gains (losses) on investment securities to CTA.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 are as follows:
Three Months Ended June 30, 2015:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2015	$(32,279)	$7,588	$(24,691)
Change in net unrealized gains (losses) on investment securities	(1,517)	582	(935)
Cash flow hedges	118	(26)	92
Benefit plans	810	(232)	578
Foreign currency translation adjustment	(280)	132	(148)
Change	$(869)	$456	$(413)
Balance, June 30, 2015	$(33,148)	$8,044	$(25,104)
Six months ended June 30, 2015:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2014	$(31,060)	$7,844	$(23,216)
Change in net unrealized gains (losses) on investment securities	(468)	124	(344)
Cash flow hedges	274	(96)	178
Benefit plans	689	(201)	488
Foreign currency translation adjustment	(2,583)	373	(2,210)
Change	$(2,088)	$200	$(1,888)
Balance, June 30, 2015	$(33,148)	$8,044	$(25,104)
Three Months Ended June 30, 2014:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2014	$(27,297)	$8,151	$(19,146)
Change in net unrealized gains (losses) on investment securities	1,585	(579)	1,006
Cash flow hedges	205	(85)	120
Benefit plans	(239)	95	(144)
Foreign currency translation adjustment	101	(84)	17
Change	$1,652	$(653)	$999
Balance, June 30, 2014	$(25,645)	$7,498	$(18,147)
Six months ended June 30, 2014:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2013	$(27,596)	$8,463	$(19,133)
Change in net unrealized gains (losses) on investment securities	2,288	(854)	1,434
Cash flow hedges	386	(148)	238
Benefit plans	(294)	117	(177)
Foreign currency translation adjustment	(429)	(80)	(509)
Change	$1,951	$(965)	$986
Balance, June 30, 2014	$(25,645)	$7,498	$(18,147)

During the three and six months ended June 30, 2015, the Company recognized a pretax loss of $43 million ($18 million net of tax) and pretax gain of $(42) million ($(37) million net of tax), respectively, related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Realized (gains) losses on sales of investments	$(183)	$(490)
OTTI gross impairment losses	43	115
Subtotal, pretax	$(140)	$(375)
Tax effect	49	134
Net realized (gains) losses on investment securities, after-tax(1)	$(91)	$(241)
Interest rate contracts	$74	$120
Foreign exchange contracts	37	77
Subtotal, pretax	$111	$197
Tax effect	(41)	(73)
Amortization of cash flow hedges, after-tax(2)	$70	$124
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(21)
Net actuarial loss	72	147
Curtailment/settlement impact (3)	10	10
Subtotal, pretax	$72	$136
Tax effect	(33)	(56)
Amortization of benefit plans, after-tax(3)	$39	$80
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$43	$(42)
Total tax effect	(25)	5
Total amounts reclassified out of AOCI, after-tax	$18	$(37)

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

During the three and six months ended June 30, 2014, the Company recognized a pretax loss of $136 million ($82 million net of tax) and pretax loss of $373 million ($233 million net of tax), respectively, related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Realized (gains) losses on sales of investments	$(84)	$(212)
OTTI gross impairment losses	37	238
Subtotal, pretax	$(47)	$26
Tax effect	16	(7)
Net realized (gains) losses on investment securities, after-tax(1)	$(31)	$19
Interest rate contracts	$73	$134
Foreign exchange contracts	28	84
Subtotal, pretax	$101	$218
Tax effect	(39)	(84)
Amortization of cash flow hedges, after-tax(2)	$62	$134
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(19)
Net actuarial loss	64	120
Curtailment/settlement impact (3)	28	28
Subtotal, pretax	$82	$129
Tax effect	(31)	(49)
Amortization of benefit plans, after-tax(3)	$51	$80
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$136	$373
Total tax effect	(54)	(140)
Total amounts reclassified out of AOCI, after-tax	$82	$233

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 21 to the Consolidated Financial Statements for additional details.

(3)	See Notes 1 and 8 to the Consolidated Financial Statements for additional details.

19.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding at June 30, 2015 and December 31, 2014:

						Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate	Redemption price per depositary share/preference share	Number of depositary shares	June 30, 2015	December 31, 2014
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	$25	3,870,330	$97	$97
Series E(2)	April 28, 2008	April 30, 2018	8.400%	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950%	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900%	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800%	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350%	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125%	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875%	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875%	25	19,200,000	480	480
Series M(10)	April 30, 2014	May 15, 2024	6.300%	1,000	1,750,000	1,750	1,750
Series N(11)	October 29, 2014	November 15, 2019	5.800%	1,000	1,500,000	1,500	1,500
Series O(12)	March 20, 2015	March 27, 2020	5.875%	1,000	1,500,000	1,500	—
Series P(13)	April 24, 2015	May 15, 2025	5.950%	1,000	2,000,000	2,000	—
						$13,968	$10,468

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

(13)
Issued as depositary shares, each representing a 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on May 15 and November 15 at a fixed rate beginning November 15, 2015 until, but excluding, May 15, 2015, and thereafter payable quarterly on February 15, May 15, August 15, and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

During the second quarter of 2015, Citi distributed $330 million in dividends on its outstanding preferred stock. As of June 30, 2015, Citi estimates that it will distribute preferred dividends of approximately $439 million during the remainder of 2015, in each case assuming such dividends are approved by the Citi Board of Directors.

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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of June 30, 2015 and December 31, 2014, is presented below:

	As of June 30, 2015
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$55,415	$55,242	$173	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	248,073	—	248,073	3,983	—	—	102	4,085
Non-agency-sponsored	15,878	1,010	14,868	459	—	—	1	460
Citi-administered asset-backed commercial paper conduits (ABCP)	25,931	25,931	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	4,589	—	4,589	362	—	—	84	446
Collateralized loan obligations (CLOs)	19,136	—	19,136	2,172	—	—	—	2,172
Asset-based financing	67,913	1,178	66,735	24,815	169	2,148	354	27,486
Municipal securities tender option bond trusts (TOBs)	10,496	5,236	5,260	85	—	3,440	—	3,525
Municipal investments	22,418	57	22,361	2,084	2,154	2,660	—	6,898
Client intermediation	2,225	695	1,530	22	—	—	—	22
Investment funds (5)	31,714	943	30,771	13	374	102	—	489
Trust preferred securities	2,635	—	2,635	—	6	—	—	6
Other	10,187	6,029	4,158	73	576	47	55	751
Total (6)	$516,610	$96,321	$420,289	$34,068	$3,279	$8,397	$596	$46,340

	As of December 31, 2014
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$60,503	$60,271	$232	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	264,848	—	264,848	5,213	—	—	110	5,323
Non-agency-sponsored	17,888	1,304	16,584	577	—	—	1	578
Citi-administered asset-backed commercial paper conduits (ABCP)	29,181	29,181	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	5,617	—	5,617	219	—	—	86	305
Collateralized loan obligations (CLOs)	14,119	—	14,119	1,746	—	—	—	1,746
Asset-based financing	63,900	1,151	62,749	22,928	66	2,271	333	25,598
Municipal securities tender option bond trusts (TOBs)	12,280	6,671	5,609	3	—	3,670	—	3,673
Municipal investments	23,706	70	23,636	2,014	2,197	2,225	—	6,436
Client intermediation	1,745	137	1,608	10	—	—	10	20
Investment funds (5)	31,992	1,096	30,896	16	382	124	—	522
Trust preferred securities	2,633	—	2,633	—	6	—	—	6
Other	8,298	2,909	5,389	183	1,451	23	73	1,730
Total (6)	$536,710	$102,790	$433,920	$32,909	$4,102	$8,313	$613	$45,937

(1)	The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s June 30, 2015 and December 31, 2014 Consolidated Balance Sheet.

(3)
A significant unconsolidated VIE is an entity where the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss or the notional amount of exposure.

(4)
Citigroup mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(5) Substantially all of the unconsolidated investment funds’ assets are related to retirement funds in Mexico managed by Citi. See “Investment Funds” below for further discussion.
(6) Citi’s total involvement with Citicorp SPE assets was $470.2 billion and $483.9 billion as of June 30, 2015 and December 31, 2014, respectively, with the remainder related to Citi Holdings.

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

•
certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $13 billion and $14 billion at June 30, 2015 and December 31, 2014, respectively; and

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Liquidity	Loan	Liquidity	Loan
In millions of dollars	facilities	commitments	facilities	commitments
Asset-based financing	$5	$2,143	$5	$2,266
Municipal securities tender option bond trusts (TOBs)	3,440	—	3,670	—
Municipal investments	—	2,660	—	2,225
Investment funds	—	102	—	124
Other	—	47	—	23
Total funding commitments	$3,445	$4,952	$3,675	$4,638
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
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations as of June 30, 2015 and December 31, 2014:

In billions of dollars	June 30, 2015	December 31, 2014
Cash	$0.1	$0.3
Trading account assets	1.1	0.7
Investments	6.6	8.0
Total loans, net of allowance	82.4	93.2
Other	6.1	0.6
Total assets	$96.3	$102.8
Short-term borrowings	$15.3	$22.7
Long-term debt	32.1	40.1
Other liabilities	5.3	0.9
Total liabilities (1)	$52.7	$63.7

(1)
The total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citi were $50.3 billion and $61.2 billion as of June 30, 2015 and December 31, 2014, respectively. Liabilities of consolidated VIEs for which creditors or beneficial interest holders have recourse to the general credit of Citi comprise two items included in the above table: 1) credit enhancements provided to consolidated Citi-administered commercial paper conduits in the form of letters of credit of $2.3 billion at June 30, 2015 and December 31, 2014 and; 2) credit guarantees provided by Citi to certain consolidated municipal tender option bond trusts of $83 million and $198 million at June 30, 2015 and December 31, 2014, respectively.

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of June 30, 2015 and December 31, 2014:

In billions of dollars	June 30, 2015	December 31, 2014
Trading account assets	$5.9	$7.6
Investments	2.6	2.6
Total loans, net of allowance	26.8	25.0
Other	2.0	2.0
Total assets	$37.3	$37.2

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
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables as of June 30, 2015 and December 31, 2014:

In billions of dollars	June 30, 2015	December 31, 2014
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$31.3	$37.0
Retained by Citigroup as trust-issued securities	9.0	10.1
Retained by Citigroup via non-certificated interests	15.9	14.2
Total	$56.2	$61.3

Credit Card Securitizations
The following tables summarize selected cash flow information related to Citigroup’s credit card securitizations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,
In billions of dollars	2015	2014
Proceeds from new securitizations	$—	$2.4
Pay down of maturing notes	(3.1)	(1.3)

	Six months ended June 30,
In billions of dollars	2015	2014
Proceeds from new securitizations	$—	$6.8
Pay down of maturing notes	(5.8)	(1.3)

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
The Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 2.8 years as of June 30, 2015 and December 31, 2014.

Master Trust Liabilities (at par value)

In billions of dollars	June 30, 2015	Dec. 31, 2014
Term notes issued to third parties	$30.0	$35.7
Term notes retained by Citigroup affiliates	7.1	8.2
Total Master Trust liabilities	$37.1	$43.9

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.4 years as of June 30, 2015 and 1.9 years as of December 31, 2014.

Omni Trust Liabilities (at par value)

In billions of dollars	June 30, 2015	Dec. 31, 2014
Term notes issued to third parties	$1.3	$1.3
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.2	$3.2

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

Mortgage Securitizations
The following tables summarize selected cash flow information related to Citigroup mortgage securitizations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015		2014
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$7.3	$2.5	$6.1	$3.6
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	—	—	—

	Six months ended June 30,
	2015		2014
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$12.9	$6.1	$13.3	$5.2
Contractual servicing fees received	0.2	—	0.3	—
Cash flows received on retained interests and other net cash flows	—	—	—	—

Gains recognized on the securitizations of U.S. agency-sponsored mortgages were $48 million and $90 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2015, gains recognized on the securitization of non-agency sponsored mortgages were $15 million and $31 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $19 million and $32 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2014, gains recognized on the securitization of non-agency sponsored mortgages were $25 million and $29 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30, 2015
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 8.2%	—	11.2% to 12.1%
Weighted average discount rate	7.0%	—	11.6%
Constant prepayment rate	5.7% to 15.5%	—	3.5% to 8.0%
Weighted average constant prepayment rate	9.3%	—	5.6%
Anticipated net credit losses (2)	NM	—	38.1% to 52.1%
Weighted average anticipated net credit losses	NM	—	45.7%
Weighted average life	6.9 to 10.1 years	—	8.9 to 12.9 years

	Three months ended June 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.7% to 12.0%	4.6%	2.6% to 7.0%
Weighted average discount rate	10.9%	4.6%	6.1%
Constant prepayment rate	4.7% to 13.3%	0.0%	3.3%
Weighted average constant prepayment rate	5.5%	0.0%	3.3%
Anticipated net credit losses (2)	NM	40.0%	58.5%
Weighted average anticipated net credit losses	NM	40.0%	58.5%
Weighted average life	7.4 to 9.4 years	8.6 years	4.0 to 10.1 years

	Six months ended June 30, 2015
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 8.2%	2.8%	0.0% to 12.1%
Weighted average discount rate	7.0%	2.8%	5.5%
Constant prepayment rate	5.7% to 34.9%	0.0%	0.0% to 8.0%
Weighted average constant prepayment rate	13.6%	0.0%	3.3%
Anticipated net credit losses (2)	NM	40.0%	0.0% to 55.9%
Weighted average anticipated net credit losses	NM	40.0%	40.2%
Weighted average life	3.5 to 10.1 years	9.7 years	0.0 to 12.9 years

	Six months ended June 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 12.0%	1.4% to 4.6%	2.6% to 9.1%
Weighted average discount rate	10.7%	3.8%	6.8%
Constant prepayment rate	0.0% to 16.0%	0.0%	3.3% to 6.1%
Weighted average constant prepayment rate	5.1%	0.0%	5.2%
Anticipated net credit losses (2)	NM	40.0%	40.0% to 58.5%
Weighted average anticipated net credit losses	NM	40.0%	52.9%
Weighted average life	0.0 to 9.7 years	2.6 to 8.6 years	3.0 to 14.5 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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
At June 30, 2015 and December 31, 2014, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	June 30, 2015
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (3)
Discount rate	0.0% to 22.8%	0.4% to 37.6%	1.5% to 20.0%
Weighted average discount rate	6.8%	10.8%	8.4%
Constant prepayment rate	6.1% to 28.6%	3.2% to 100.0%	0.5% to 21.5%
Weighted average constant prepayment rate	13.2%	13.8%	8.1%
Anticipated net credit losses (2)	NM	0.0% to 83.0%	5.1% to 79.9%
Weighted average anticipated net credit losses	NM	40.7%	49.8%
Weighted average life	0.5 to 21.6 years	0.3 to 24.2 years	0.4 to 21.9 years

	December 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (3)
Discount rate	0.0% to 21.2%	1.1% to 47.1%	1.3% to 19.6%
Weighted average discount rate	8.4%	7.7%	8.2%
Constant prepayment rate	6.0% to 41.4%	2.0% to 100.0%	0.5% to 16.2%
Weighted average constant prepayment rate	15.3%	10.9%	7.2%
Anticipated net credit losses (2)	NM	0.0% to 92.4%	13.7% to 83.8%
Weighted average anticipated net credit losses	NM	51.7%	52.5%
Weighted average life	0.0 to 16.0 years	0.3 to 14.4 years	0.0 to 24.4 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

(3)	Citi Holdings held no subordinated interests in mortgage securitizations as of June 30, 2015 and December 31, 2014.

NM Not meaningful. Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at June 30, 2015	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,556	$181	$547
Discount rates
Adverse change of 10%	$(71)	$(8)	$(29)
Adverse change of 20%	(138)	(15)	(56)
Constant prepayment rate
Adverse change of 10%	(103)	(3)	(10)
Adverse change of 20%	(199)	(6)	(20)
Anticipated net credit losses
Adverse change of 10%	NM	(6)	(9)
Adverse change of 20%	NM	(12)	(15)

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,374	$310	$554
Discount rates
Adverse change of 10%	$(69)	$(7)	$(30)
Adverse change of 20%	(134)	(13)	(57)
Constant prepayment rate
Adverse change of 10%	(93)	(3)	(9)
Adverse change of 20%	(179)	(5)	(18)
Anticipated net credit losses
Adverse change of 10%	NM	(6)	(9)
Adverse change of 20%	NM	(10)	(16)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.
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
These transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $1.9 billion and $2.3 billion at June 30, 2015 and 2014, respectively. Of these amounts, approximately $1.8 billion was specific to Citicorp, with the remainder to Citi Holdings as of June 30, 2015 and 2014. The MSRs correspond to principal loan balances of $209 billion and $250 billion as of June 30, 2015 and 2014, respectively. The following tables summarize the changes in capitalized MSRs for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,
In millions of dollars	2015	2014
Balance, as of March 31	$1,685	$2,586
Originations	68	49
Changes in fair value of MSRs due to changes in inputs and assumptions	262	(91)
Other changes (1)	(82)	(99)
Sale of MSRs	(9)	(163)
Balance, as of June 30	$1,924	$2,282

	Six months ended June 30,
In millions of dollars	2015	2014
Balance, beginning of year	$1,845	$2,718
Originations	111	99
Changes in fair value of MSRs due to changes in inputs and assumptions	191	(175)
Other changes (1)	(182)	(225)
Sale of MSRs	(41)	(135)
Balance, as of June 30	$1,924	$2,282

(1)	Represents changes due to customer payments and passage of time.

The fair value of the MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, higher interest rates tend to lead to declining prepayments, which causes the fair value of the MSRs to increase. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities classified as Trading account assets. The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2015	2014	2015	2014
Servicing fees	$141	$162	$281	$332
Late fees	4	5	8	15
Ancillary fees	15	16	22	36
Total MSR fees	$160	$183	$311	$383

These fees are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the three and six months ended June 30, 2015, Citi transferred non-agency (private-label) securities with an original par value of approximately $195 million and $649 million, respectively, to re-securitization entities, compared to $251 million and $389 million for the three and six months ended June 30, 2014. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2015, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $435 million (including $79 million related to re-securitization transactions executed in 2015), which has been recorded in Trading account assets. Of this amount, approximately $29 million was related to senior beneficial interests and approximately $406 million was related to subordinated beneficial interests. As of December 31, 2014, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $545 million (including $194 million related to re-securitization transactions executed in 2014). Of this amount, approximately $133 million was related to senior beneficial interests, and approximately $412 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of June 30, 2015 and December 31, 2014 was approximately $5.2 billion and $5.1 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2015, Citi transferred agency securities with a fair value of approximately $4.6 billion and $8.9 billion, respectively, to re-securitization entities compared to approximately $4.9 billion and $11.3 billion for the three and six months ended June 30, 2014.
As of June 30, 2015, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.1 billion (including $1.6 billion related to re-securitization transactions executed in 2015) compared to $1.8 billion as of December 31, 2014 (including $1.5 billion related to re-securitization transactions executed in 2014), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2015 and December 31, 2014 was approximately $69.0 billion and $73.0 billion, respectively.
As of June 30, 2015 and December 31, 2014, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings. At June 30, 2015 and December 31, 2014, the conduits had approximately $25.9 billion and $29.2 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $12.8 billion and $13.5 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At June 30, 2015 and December 31, 2014, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 60 and 57 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. One conduit holds only loans that are fully guaranteed primarily by AAA-rated government agencies that support export and development financing programs. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $2.3 billion as of June 30, 2015 and December 31, 2014. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, the Company invests in commercial paper, including commercial paper issued by the Company's conduits. At June 30, 2015 and December 31, 2014, the Company owned $15.2 billion and $10.6 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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

Key Assumptions and Retained Interests
At June 30, 2015 and December 31, 2014, the key assumptions used to value retained interests in CLOs and CDOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

June 30, 2015
	CDOs	CLOs
Discount rate	44.9% to 49.4%	1.5% to 1.6%

December 31, 2014
	CDOs	CLOs
Discount rate	44.7% to 49.2%	1.4% to 5.0%

	June 30, 2015
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$7	$1,816
Discount rates
Adverse change of 10%	$(1)	$(10)
Adverse change of 20%	(1)	(20)

	December 31, 2014
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$6	$1,549
Discount rates
Adverse change of 10%	$(1)	$(9)
Adverse change of 20%	(2)	(18)

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

Asset-Based Financing
The primary types of Citigroup’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and the Company’s maximum exposure to loss at June 30, 2015 and December 31, 2014 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2015
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$30,731	$11,292
Corporate loans	586	685
Hedge funds and equities	368	58
Airplanes, ships and other assets	35,050	15,451
Total	$66,735	$27,486

	December 31, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$26,146	$9,476
Corporate loans	460	473
Hedge funds and equities	—	—
Airplanes, ships and other assets	36,143	15,649
Total	$62,749	$25,598

The following table summarizes selected cash flow information related to asset-based financings for the quarters ended June 30, 2015 and 2014:

	Three months ended June 30,
In billions of dollars	2015	2014
Proceeds from new securitizations	$—	$—
Cash flows received on retained interests and other net cash flows	—	0.2

	Six months ended June 30,
In billions of dollars	2015	2014
Proceeds from new securitizations	$—	$0.5
Cash flows received on retained interests and other net cash flows	—	0.3

Municipal Securities Tender Option Bond (TOB) Trusts
TOB trusts may hold fixed- or floating-rate, taxable or tax-exempt securities issued by state and local governments and municipalities. The trusts are typically structured as single-issuer trusts whose assets are purchased from either the Company or from other investors in the municipal securities market. TOB trusts finance the purchase of their municipal assets by issuing two classes of certificates: long-term, floating rate certificates (“Floaters”) that are supported by a liquidity facility and residual interest certificates (“Residuals”). The Floaters are purchased by third-party investors, typically tax-exempt money market funds. The Residuals are purchased by the original owner of the municipal securities that are being financed.
Generally, there are two types of TOB trusts: customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are trusts utilized by customers of the Company to finance their municipal securities investments; the Residuals issued by such trusts are purchased by the customer employing the funding. Non-customer TOB trusts are trusts used by the Company to finance its own investments in municipal securities; the Residuals issued by non-customer TOB trusts are purchased by the Company.
With respect to both customer and non-customer TOB trusts, the Company provides remarketing agent services. If Floaters are optionally tendered and the Company, in its role as remarketing agent, is unable to find a new investor within a specified period of time, the Company may, but is not obligated to, purchase the tendered Floaters into its own inventory. The level of the Company’s inventory of such Floaters fluctuates over time. At June 30, 2015 and December 31, 2014, the Company held $108 million and $3 million, respectively, of Floaters related to customer and non-customer TOB trusts.
For certain customer TOB trusts, the Company may also serve as a voluntary advance provider. In this capacity, the Company may, but is not obligated to, make loan advances to customer TOB trusts, which advances would be used by the Trusts to purchase optionally tendered Floaters that have not otherwise been successfully remarketed to a new investor. Such loans are secured by pledged Floaters. As of June 30, 2015, the Company had no outstanding voluntary advances to customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At June 30, 2015 and December 31, 2014, approximately $83 million and $198 million, respectively, of the municipal bonds owned by TOB trusts have a credit guarantee provided by the Company.
The Company also provides liquidity services to many of the outstanding customer and non-customer trusts. If a trust is unwound early due to an event other than a credit event on the underlying municipal bond, the underlying municipal bonds are sold out of the Trust and bond sale proceeds are used to redeem the outstanding Trust certificates. If there is a shortfall in the trust’s cash flows between the redemption price of the tendered Floaters and the proceeds from the sale of the underlying municipal bonds, the trust draws on the liquidity agreement in an amount equal to the shortfall. For certain customer TOB trusts the Company has executed a reimbursement agreement with the holder of the Residuals, pursuant to which the Residual holder is obligated to reimburse the Company for any payment it is required to make under the liquidity arrangement. Through this reimbursement agreement, the Residual holder remains economically exposed to fluctuations in value of the underlying municipal bonds. These reimbursement agreements may be subject to daily margining based on changes in value of the underlying municipal bond. In cases where a third party provides liquidity to a non-customer TOB trust, a similar reimbursement arrangement may be made whereby the Company (or a consolidated subsidiary of the Company) as Residual holder absorbs any losses incurred by the liquidity provider.
At June 30, 2015 and December 31, 2014, liquidity agreements provided with respect to customer TOB trusts totaled $3.4 billion and $3.7 billion, respectively, of which $2.5 billion and $2.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $6.5 billion and $7.4 billion as of June 30, 2015 and December 31, 2014, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.
The Company considers both customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company as the power rests with the customer Residual holder, which may unilaterally cause the sale of the trust’s bonds.
Non-customer TOB trusts generally are consolidated as the Company holds the Residual interest, and thus has the power to direct the activities that most significantly impact the trust’s economic performance (i.e. unilateral sale).

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
The proceeds from new securitizations related to the Company’s client intermediation transactions for the three and six months ended June 30, 2015 totaled approximately $0.6 billion and $0.8 billion, respectively, compared to $0.3 billion and $1.2 billion for the three and six months ended June 30, 2014.

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

Information pertaining to Citigroup’s derivative activity, based on notional amounts, as of June 30, 2015 and December 31, 2014, is presented in the table below. Derivative notional amounts are reference amounts from which contractual payments are derived and do not represent a complete and accurate measure of Citi’s exposure to derivative transactions. Rather, as discussed above, Citi’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts do not reflect the netting of offsetting trades (also as discussed above). For example, if Citi enters into an interest rate swap with $100 million notional, and offsets this risk with an identical but opposite position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimus overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on Citi’s market share, levels of client activity and other factors.

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Interest rate contracts
Swaps	$181,036	$163,348	$26,306,205	$31,906,549	$29,287	$31,945
Futures and forwards	—	—	8,849,802	7,044,990	43,444	42,305
Written options	—	—	3,192,935	3,311,751	3,829	3,913
Purchased options	—	—	3,065,328	3,171,056	4,225	4,910
Total interest rate contract notionals	$181,036	$163,348	$41,414,270	$45,434,346	$80,785	$83,073
Foreign exchange contracts
Swaps	$24,889	$25,157	$4,372,752	$4,567,977	$24,746	$23,990
Futures, forwards and spot(4)	69,450	73,219	3,203,918	3,003,295	5,171	7,069
Written options	—	—	1,272,458	1,343,520	—	432
Purchased options	—	—	1,282,250	1,363,382	—	432
Total foreign exchange contract notionals	$94,339	$98,376	$10,131,378	$10,278,174	$29,917	$31,923
Equity contracts
Swaps	$—	$—	$150,754	$131,344	$—	$—
Futures and forwards	—	—	34,260	30,510	—	—
Written options	—	—	360,982	305,627	—	—
Purchased options	—	—	339,443	275,216	—	—
Total equity contract notionals	$—	$—	$885,439	$742,697	$—	$—
Commodity and other contracts
Swaps	$—	$—	$85,081	$90,817	$—	$—
Futures and forwards	957	1,089	109,524	106,021	—	—
Written options	—	—	101,857	104,581	—	—
Purchased options	—	—	93,007	95,567	—	—
Total commodity and other contract notionals	$957	$1,089	$389,469	$396,986	$—	$—
Credit derivatives(5)
Protection sold	$—	$—	$1,171,760	$1,063,858	$—	$—
Protection purchased	—	—	1,209,602	1,100,369	15,094	16,018
Total credit derivatives	$—	$—	$2,381,362	$2,164,227	$15,094	$16,018
Total derivative notionals	$276,332	$262,813	$55,201,918	$59,016,430	$125,796	$131,014

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $3,256 million and $3,752 million at June 30, 2015 and December 31, 2014, respectively.

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

(4)
Foreign exchange notional contracts include spot contract notionals of $1,398 billion and $849 billion at June 30, 2015 and December 31, 2014, respectively. Previous presentations of foreign exchange derivative notional contracts did not include spot contracts. There was no impact to the Consolidated Financial Statements related to this updated presentation.

(5)
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

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amounts permitted under ASC 210-20-45 and ASC 815-10-45, as of June 30, 2015 and December 31, 2014. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral. The tables also include amounts that are not permitted to be offset under ASC 210-20-45 and ASC 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at June 30, 2015	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$1,067	$147	$2,566	$278
Cleared	3,519	774	2	17
Interest rate contracts	$4,586	$921	$2,568	$295
Over-the-counter	$2,495	$988	$473	$336
Foreign exchange contracts	$2,495	$988	$473	$336
Total derivative instruments designated as ASC 815 hedges	$7,081	$1,909	$3,041	$631
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$298,384	$280,552	$103	$2
Cleared	146,677	152,172	159	185
Exchange traded	56	62	—	—
Interest rate contracts	$445,117	$432,786	$262	$187
Over-the-counter	$119,179	$125,300	$—	$68
Cleared	279	266	—	—
Exchange traded	14	38	—	—
Foreign exchange contracts	$119,472	$125,604	$—	$68
Over-the-counter	$17,596	$24,804	$—	$—
Cleared	48	54	—	—
Exchange traded	6,795	6,536	—	—
Equity contracts	$24,439	$31,394	$—	$—
Over-the-counter	$13,759	$17,722	$—	$—
Exchange traded	2,115	2,096	—	—
Commodity and other contracts	$15,874	$19,818	$—	$—
Over-the-counter	$33,647	$34,042	$286	$259
Cleared	5,411	5,164	18	145
Credit derivatives(4)	$39,058	$39,206	$304	$404
Total derivatives instruments not designated as ASC 815 hedges	$643,960	$648,808	$566	$659
Total derivatives	$651,041	$650,717	$3,607	$1,290
Cash collateral paid/received(5)(6)	$6,059	$12,911	$—	$4
Less: Netting agreements(7)	(558,440)	(558,440)	—	—
Less: Netting cash collateral received/paid(8)	(37,817)	(41,872)	(1,956)	(50)
Net receivables/payables included on the consolidated balance sheet(9)	$60,843	$63,316	$1,651	$1,244
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(558)	$(1)	$—	$—
Less: Non-cash collateral received/paid	(9,838)	(5,313)	(543)	—
Total net receivables/payables(9)	$50,447	$58,002	$1,108	$1,244

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $13,796 million related to protection purchased and $25,262 million related to protection sold as of June 30, 2015. The credit derivatives trading liabilities comprise $26,069 million related to protection purchased and $13,137 million related to protection sold as of June 30, 2015.

(5)
For the trading account assets/liabilities, reflects the net amount of the $47,931 million and $50,728 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $41,872 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $37,817 million was used to offset trading derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative liabilities, this is the net amount of $50 million of the gross cash collateral paid, of which $50 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,960 million the gross cash collateral received, of which $1,956 million is netted against OTC non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $402 billion, $152 billion and $4 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(9)
The net receivables/payables include approximately $11 billion of derivative asset and $9 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the three and six months ended June 30, 2015 and 2014, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and six months ended June 30, 2015 and 2014 related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Interest rate contracts	$(51)	$(164)	$(36)	$(197)
Foreign exchange	(31)	20	(46)	51
Credit derivatives	61	(139)	71	(234)
Total Citigroup	$(21)	$(283)	$(11)	$(380)

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

The following table summarizes the gains (losses) on the Company’s fair value hedges for the three and six months ended June 30, 2015 and 2014:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$(1,680)	$344	$(1,039)	$608
Foreign exchange contracts	16	321	1,404	330
Commodity contracts	(75)	(103)	41	(103)
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$(1,739)	$562	$406	$835
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$1,606	$(368)	$998	$(654)
Foreign exchange hedges	36	(360)	(1,385)	(368)
Commodity hedges	76	106	(28)	106
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$1,718	$(622)	$(415)	$(916)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(74)	$(25)	$(41)	$(46)
Foreign exchange hedges	21	(4)	(17)	—
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(53)	$(29)	$(58)	$(46)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$—	$1	$—	$—
Foreign exchange contracts(2)	31	(35)	36	(38)
Commodity hedges(2)	1	3	13	3
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$32	$(31)	$49	$(35)

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

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

Hedging of overall changes in cash flows
Citigroup makes purchases of certain “to-be-announced” (TBA) mortgage-backed securities that meet the definition of a derivative (i.e., a forward securities purchase).

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
The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and six months ended June 30, 2015 and 2014 is not significant. The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$17	$155	$237	$223
Foreign exchange contracts	(10)	(51)	(160)	(57)
Credit derivatives	—	—	—	2
Total effective portion of cash flow hedges included in AOCI	$7	$104	$77	$168
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(74)	$(73)	$(120)	$(134)
Foreign exchange contracts	(37)	(28)	(77)	(84)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(111)	$(101)	$(197)	$(218)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, the changes in the fair value of the hedging derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of June 30, 2015 is approximately $0.4 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $(243) million and $757 million for the three and six months ended June 30, 2015 and $(1,141) million and $(1,618) million for the three and six months ended June 30, 2014, respectively.

Credit Derivatives
Citi is a market maker and trades a range of credit derivatives. Through these contracts, Citi either purchases or writes protection on either a single name or a portfolio of reference credits. Citi also uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions, and to facilitate client transactions.
Citi monitors its counterparty credit risk in credit derivative contracts. As of June 30, 2015 and December 31, 2014, approximately 98% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
The range of credit derivatives entered into includes credit default swaps, total return swaps, credit options and credit-linked notes.
A credit default swap is a contract in which, for a fee, a protection seller agrees to reimburse a protection buyer for any losses that occur due to a predefined credit event on a reference entity. These credit events are defined by the terms of the derivative contract and the reference credit and are generally limited to the market standard of failure to pay on indebtedness and bankruptcy of the reference credit and, in a more limited range of transactions, debt restructuring. Credit derivative transactions that reference emerging market entities will also typically include additional credit events to cover the acceleration of indebtedness and the risk of repudiation or a payment moratorium. In certain transactions, protection may be provided on a portfolio of reference entities or asset-backed securities. If there is no credit event, as defined by the specific derivative contract, then the protection seller makes no payments to the protection buyer and receives only the contractually specified fee. However, if a credit event occurs as defined in the specific derivative contract sold, the protection seller will be required to make a payment to the protection buyer. Under certain contracts, the seller of protection may not be required to make a payment until a specified amount of losses has occurred with respect to the portfolio and/or may only be required to pay for losses up to a specified amount.
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

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of June 30, 2015 and December 31, 2014:

	Fair values		Notionals
In millions of dollars at June 30, 2015	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$19,211	$17,471	$580,952	$576,798
Broker-dealers	6,891	7,565	195,843	193,676
Non-financial	86	300	4,039	1,577
Insurance and other financial institutions	13,174	14,274	443,862	399,709
Total by industry/counterparty	$39,362	$39,610	$1,224,696	$1,171,760
By instrument
Credit default swaps and options	$39,053	$38,320	$1,205,705	$1,167,390
Total return swaps and other	309	1,290	18,991	4,370
Total by instrument	$39,362	$39,610	$1,224,696	$1,171,760
By rating
Investment grade	$15,813	$15,786	$936,496	$894,935
Non-investment grade	23,549	23,824	288,200	276,825
Total by rating	$39,362	$39,610	$1,224,696	$1,171,760
By maturity
Within 1 year	$2,697	$2,567	$253,344	$234,619
From 1 to 5 years	32,104	32,636	890,348	866,199
After 5 years	4,561	4,407	81,004	70,942
Total by maturity	$39,362	$39,610	$1,224,696	$1,171,760

(1)	The fair value amount receivable is composed of $14,100 million under protection purchased and $25,262 million under protection sold.

(2)	The fair value amount payable is composed of $26,473 million under protection purchased and $13,137 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2014	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$24,828	$23,189	$574,764	$604,700
Broker-dealers	8,093	9,309	204,542	199,693
Non-financial	91	113	3,697	1,595
Insurance and other financial institutions	10,784	11,374	333,384	257,870
Total by industry/counterparty	$43,796	$43,985	$1,116,387	$1,063,858
By instrument
Credit default swaps and options	$42,930	$42,201	$1,094,199	$1,054,671
Total return swaps and other	866	1,784	22,188	9,187
Total by instrument	$43,796	$43,985	$1,116,387	$1,063,858
By rating
Investment grade	$17,432	$17,182	$824,831	$786,848
Non-investment grade	26,364	26,803	291,556	277,010
Total by rating	$43,796	$43,985	$1,116,387	$1,063,858
By maturity
Within 1 year	$4,356	$4,278	$250,489	$229,502
From 1 to 5 years	34,692	35,160	790,251	772,001
After 5 years	4,748	4,547	75,647	62,355
Total by maturity	$43,796	$43,985	$1,116,387	$1,063,858

(1)	The fair value amount receivable is composed of $18,708 million under protection purchased and $25,088 million under protection sold.

(2)	The fair value amount payable is composed of $26,527 million under protection purchased and $17,458 million under protection sold.

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

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at both June 30, 2015 and December 31, 2014 was $24 billion and $30 billion, respectively. The Company had posted $21 billion and $27 billion as collateral for this exposure in the normal course of business as of June 30, 2015 and December 31, 2014, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank, N.A. were downgraded a single notch by all three major rating agencies as of June 30, 2015, the Company could be required to post an additional $2.0 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2.1 billion.

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
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for by the Company as a sale, where the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed in contemplation of the initial sale with the same counterparty and still outstanding as of June 30, 2015, both the asset carrying amounts derecognized and gross cash proceeds received as of the date of derecognition were $2.2 billion. At June 30, 2015, the fair value of these previously derecognized assets was $2.1 billion and the fair value of the total return swaps was $17 million recorded as gross derivative assets and $71 million recorded as gross derivative liabilities. The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments for the periods indicated:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2015	December 31, 2014
Counterparty CVA	$(1,666)	$(1,853)
Asset FVA	(466)	(518)
Citigroup (own-credit) CVA	569	580
Liability FVA	64	19
Total CVA—derivative instruments (1)	$(1,499)	$(1,772)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six months ended June 30,
In millions of dollars	2015	2014	2015	2014
Counterparty CVA	$(20)	$63	$(159)	$70
Asset FVA	94	—	52	—
Own-credit CVA	20	(52)	(16)	(86)
Liability FVA	(12)	—	45	—
Total CVA—derivative instruments	$82	$11	$(78)	$(16)
DVA related to own FVO liabilities	$230	$(44)	$318	$(10)
Total CVA and DVA (1)	$312	$(33)	$240	$(26)

(1)	FVA is included with CVA for presentation purposes.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables.

Fair Value Levels

In millions of dollars at June 30, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$173,553	$1,070	$174,623	$(42,556)	$132,067
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$25,436	$611	$26,047	$—	$26,047
Residential	—	1,609	2,206	3,815	—	3,815
Commercial	—	3,346	368	3,714	—	3,714
Total trading mortgage-backed securities	$—	$30,391	$3,185	$33,576	$—	$33,576
U.S. Treasury and federal agency securities	$18,577	$3,415	$—	$21,992	$—	$21,992
State and municipal	—	3,083	249	3,332	—	3,332
Foreign government	34,201	24,038	82	58,321	—	58,321
Corporate	517	20,314	708	21,539	—	21,539
Equity securities	52,540	2,766	2,741	58,047	—	58,047
Asset-backed securities	—	1,495	4,236	5,731	—	5,731
Other trading assets	—	12,718	3,098	15,816	—	15,816
Total trading non-derivative assets	$105,835	$98,220	$14,299	$218,354	$—	$218,354
Trading derivatives
Interest rate contracts	$45	$446,909	$2,749	$449,703
Foreign exchange contracts	1	120,920	1,046	121,967
Equity contracts	2,518	19,806	2,115	24,439
Commodity contracts	233	14,896	745	15,874
Credit derivatives	—	36,268	2,790	39,058
Total trading derivatives	$2,797	$638,799	$9,445	$651,041
Cash collateral paid (3)				$6,059
Netting agreements					$(558,440)
Netting of cash collateral received					(37,817)
Total trading derivatives	$2,797	$638,799	$9,445	$657,100	$(596,257)	$60,843
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$34,279	$96	$34,375	$—	$34,375
Residential	—	7,097	10	7,107	—	7,107
Commercial	—	513	—	513	—	513
Total investment mortgage-backed securities	$—	$41,889	$106	$41,995	$—	$41,995
U.S. Treasury and federal agency securities	$114,561	$10,104	$5	$124,670	$—	$124,670
State and municipal	$—	$9,560	$2,153	$11,713	$—	$11,713
Foreign government	37,888	49,215	493	87,596	—	87,596
Corporate	2,592	11,442	698	14,732	—	14,732
Equity securities	411	77	483	971	—	971
Asset-backed securities	—	11,105	503	11,608	—	11,608
Other debt securities	—	841	—	841	—	841
Non-marketable equity securities(4)	—	53	1,238	1,291	—	1,291
Total investments	$155,452	$134,286	$5,679	$295,417	$—	$295,417

In millions of dollars at June 30, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(5)	$—	$2,698	$3,840	$6,538	$—	$6,538
Mortgage servicing rights	—	—	1,924	1,924	—	1,924
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$120	$9,969	$139	$10,228
Cash collateral paid(6)				—
Netting of cash collateral received					$(1,956)
Non-trading derivatives and other financial assets measured on a recurring basis(10)	$120	$9,969	$139	$10,228	$(1,956)	$8,272
Total assets	$264,204	$1,057,525	$36,396	$1,364,184	$(640,769)	$723,415
Total as a percentage of gross assets(7)	19.4%	77.9%	2.7%
Liabilities
Interest-bearing deposits	$—	$1,042	$347	$1,389	$—	$1,389
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	80,326	965	81,291	(42,556)	38,735
Trading account liabilities
Securities sold, not yet purchased	57,012	15,710	257	72,979		72,979
Trading derivatives
Interest rate contracts	30	430,505	3,172	433,707
Foreign exchange contracts	7	125,930	655	126,592
Equity contracts	2,629	26,295	2,470	31,394
Commodity contracts	261	17,085	2,472	19,818
Credit derivatives	—	35,842	3,364	39,206
Total trading derivatives	$2,927	$635,657	$12,133	$650,717
Cash collateral received(8)				$12,911
Netting agreements					$(558,440)
Netting of cash collateral paid					(41,872)
Total trading derivatives	$2,927	$635,657	$12,133	$663,628	$(600,312)	$63,316
Short-term borrowings	$—	$737	$133	$870	$—	$870
Long-term debt	—	19,549	7,665	27,214	—	27,214
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,287	$4	$1,291
Cash collateral received(9)				4
Netting of cash collateral paid					(50)
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,287	$4	$1,295	$(50)	$1,245
Total liabilities	$59,939	$754,308	$21,504	$848,666	$(642,918)	$205,748
Total as a percentage of gross liabilities(7)	7.2%	90.2%	2.6%

(1)
For the three and six months ended June 30, 2015, the Company transferred assets of approximately $1.0 billion and $1.6 billion from Level 1 to Level 2, respectively, primarily related to foreign government securities not traded in active markets. During the three and six months ended June 30, 2015, the Company transferred assets of approximately $1.2 billion and $3.1 billion from Level 2 to Level 1, respectively, primarily related to foreign government bonds and equity securities traded with sufficient frequency to constitute a liquid market. During the six months ended June 30, 2015, the Company transferred liabilities of approximately $0.3 billion from Level 2 to Level 1 and there were no material transfers of liabilities from Level 1 to Level 2.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $47,931 million of gross cash collateral paid, of which $41,872 million was used to offset trading derivative liabilities.

(4)
Amounts exclude $1.0 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). See Note 1 to the Consolidated Financial Statements.

(5)	There is no allowance for loan losses recorded for loans reported at fair value.

(6)	Reflects $50 million of gross cash collateral paid, all of which was used to offset non-trading derivative liabilities.

(7)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(8)	Reflects the net amount of $50,728 million of gross cash collateral received, of which $37,817 million was used to offset trading derivative assets.

(9)	Reflects the net amount of $1,960 million of gross cash collateral received, of which $1,956 million was used to offset non-trading derivative assets.

(10)	Includes assets transferred as a result of the announced sale of OneMain Financial. For additional information see Note 2 to the Consolidated Financial Statements.

Fair Value Levels

In millions of dollars at December 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$187,922	$3,398	$191,320	$(47,129)	$144,191
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	25,968	1,085	27,053	—	27,053
Residential	—	2,158	2,680	4,838	—	4,838
Commercial	—	3,903	440	4,343	—	4,343
Total trading mortgage-backed securities	$—	$32,029	$4,205	$36,234	$—	$36,234
U.S. Treasury and federal agency securities	$15,991	$4,483	$—	$20,474	$—	$20,474
State and municipal	—	3,161	241	3,402	—	3,402
Foreign government	37,995	26,736	206	64,937	—	64,937
Corporate	1,337	25,640	820	27,797	—	27,797
Equity securities	51,346	4,281	2,219	57,846	—	57,846
Asset-backed securities	—	1,252	3,294	4,546	—	4,546
Other trading assets	—	9,221	4,372	13,593	—	13,593
Total trading non-derivative assets	$106,669	$106,803	$15,357	$228,829	$—	$228,829
Trading derivatives
Interest rate contracts	$74	$634,318	$4,061	$638,453
Foreign exchange contracts	—	154,744	1,250	155,994
Equity contracts	2,748	19,969	2,035	24,752
Commodity contracts	647	21,850	1,023	23,520
Credit derivatives	—	40,618	2,900	43,518
Total trading derivatives	$3,469	$871,499	$11,269	$886,237
Cash collateral paid(3)				$6,523
Netting agreements					$(777,178)
Netting of cash collateral received(6)					(47,625)
Total trading derivatives	$3,469	$871,499	$11,269	$892,760	$(824,803)	$67,957
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,053	$38	$36,091	$—	$36,091
Residential	—	8,355	8	8,363	—	8,363
Commercial	—	553	1	554	—	554
Total investment mortgage-backed securities	$—	$44,961	$47	$45,008	$—	$45,008
U.S. Treasury and federal agency securities	$110,710	$12,974	$6	$123,690	$—	$123,690
State and municipal	$—	$10,519	$2,180	$12,699	$—	$12,699
Foreign government	37,280	52,739	678	90,697	—	90,697
Corporate	1,739	9,746	672	12,157	—	12,157
Equity securities	1,770	274	681	2,725	—	2,725
Asset-backed securities	—	11,957	549	12,506	—	12,506
Other debt securities	—	661	—	661	—	661
Non-marketable equity securities(7)	—	233	1,460	1,693	—	1,693
Total investments	$151,499	$144,064	$6,273	$301,836	$—	$301,836

In millions of dollars at December 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(4)	$—	$2,793	$3,108	$5,901	$—	$5,901
Mortgage servicing rights	—	—	1,845	1,845	—	1,845
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,352	$78	$9,430
Cash collateral paid(5)				123
Netting of cash collateral received(8)					$(1,791)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,352	$78	$9,553	$(1,791)	$7,762
Total assets	$261,637	$1,322,433	$41,328	$1,632,044	$(873,723)	$758,321
Total as a percentage of gross assets(5)	16.1%	81.4%	2.5%
Liabilities
Interest-bearing deposits	$—	$1,198	$486	$1,684	$—	$1,684
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	82,811	1,043	83,854	(47,129)	36,725
Trading account liabilities
Securities sold, not yet purchased	59,463	11,057	424	70,944	—	70,944
Trading account derivatives
Interest rate contracts	77	617,933	4,272	622,282
Foreign exchange contracts	—	158,354	472	158,826
Equity contracts	2,955	26,616	2,898	32,469
Commodity contracts	669	22,872	2,645	26,186
Credit derivatives	—	39,787	3,643	43,430
Total trading derivatives	$3,701	$865,562	$13,930	$883,193
Cash collateral received(8)				$9,846
Netting agreements					$(777,178)
Netting of cash collateral paid(3)					(47,769)
Total trading derivatives	$3,701	$865,562	$13,930	$893,039	$(824,947)	$68,092
Short-term borrowings	$—	$1,152	$344	$1,496	$—	$1,496
Long-term debt	—	18,890	7,290	26,180	—	26,180
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,777	$7	$1,784
Cash collateral received(9)				$7
Netting of cash collateral paid(5)					(15)
Non-trading derivatives and other financial liabilities measured on a recurring basis	—	1,777	7	1,791	(15)	1,776
Total liabilities	$63,164	$982,447	$23,524	$1,078,988	$(872,091)	$206,897
Total as a percentage of gross liabilities(6)	5.9%	91.9%	2.2%

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

(3)	Reflects the net amount of $54,292 million of gross cash collateral paid, of which $47,769 million was used to offset trading derivative liabilities.

(4)	There is no allowance for loan losses recorded for loans reported at fair value.

(5)	Reflects the net amount of $138 million of gross cash collateral paid, of which $15 million was used to offset non-trading derivative liabilities.

(6)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(7)
Amounts exclude $1.1 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). See Note 1 to the Consolidated Financial Statements.

(8)	Reflects the net amount of $57,471 million of gross cash collateral received, of which $47,625 million was used to offset trading derivative assets.

(9)	Reflects the net amount of $1,798 million of gross cash collateral received, of which $1,791 million was used to offset non-trading derivative assets.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2015 and 2014. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$4,022	$(95)	$—	$—	$(2,756)	$20	$—	$—	$(121)	$1,070	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$818	$26	$—	$188	$(340)	$172	$—	$(267)	$14	$611	$7
Residential	2,130	129	—	133	(66)	631	—	(751)	—	2,206	14
Commercial	599	(2)	—	68	(65)	92	—	(324)	—	368	(1)
Total trading mortgage-backed securities	$3,547	$153	$—	$389	$(471)	$895	$—	$(1,342)	$14	$3,185	$20
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	247	(2)	—	13	—	—	—	(9)	—	249	1
Foreign government	115	—	—	—	(8)	39	—	(59)	(5)	82	(2)
Corporate	767	128	—	41	(26)	164	—	(355)	(11)	708	(45)
Equity securities	2,598	(25)	—	38	(173)	360	—	(57)	—	2,741	66
Asset-backed securities	3,553	106	—	505	(81)	1,696	—	(1,543)	—	4,236	181
Other trading assets	4,393	201	—	107	(1,536)	630	19	(704)	(12)	3,098	29
Total trading non-derivative assets	$15,220	$561	$—	$1,093	$(2,295)	$3,784	$19	$(4,069)	$(14)	$14,299	$250
Trading derivatives, net(4)
Interest rate contracts	(334)	(358)	—	(2)	(46)	12	—	169	136	(423)	(152)
Foreign exchange contracts	646	(123)	—	(42)	(85)	83	—	(83)	(5)	391	(153)
Equity contracts	(774)	351	—	—	15	61	—	(75)	67	(355)	(70)
Commodity contracts	(1,729)	(56)	—	1	(6)	—	—	—	63	(1,727)	89
Credit derivatives	(663)	(24)	—	(51)	(45)	—	—	(3)	212	(574)	(228)
Total trading derivatives, net(4)	$(2,854)	$(210)	$—	$(94)	$(167)	$156	$—	$8	$473	$(2,688)	$(514)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2015
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$70	$—	$1	$59	$(33)	$—	$—	$(1)	$—	$96	$1
Residential	10	—	(3)	—	—	11	—	(8)	—	10	—
Commercial	2	—	—	—	(2)	—	—	—	—	—	—
Total investment mortgage-backed securities	$82	$—	$(2)	$59	$(35)	$11	$—	$(9)	$—	$106	$1
U.S. Treasury and federal agency securities	$5	$—	$—	$—	$—	$—	$—	$—	$—	$5	$—
State and municipal	2,247	—	(39)	54	(99)	166	—	(176)	—	2,153	(43)
Foreign government	575	—	(3)	(8)	—	310	—	(223)	(158)	493	4
Corporate	584	—	72	—	(3)	55	—	(9)	(1)	698	—
Equity securities	519	—	2	—	(7)	—	—	(31)	—	483	(1)
Asset-backed securities	517	—	20	—	(48)	14	—	—	—	503	22
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	1,289	—	(53)	75	(6)	4	—	(53)	(18)	1,238	11
Total investments	$5,818	$—	$(3)	$180	$(198)	$560	$—	$(501)	$(177)	$5,679	$(6)
Loans	$3,906	$—	$(20)	$—	$(85)	$365	$42	$(278)	$(90)	$3,840	$26
Mortgage servicing rights	1,685	—	270	—	—	—	68	(9)	(90)	1,924	(77)
Other financial assets measured on a recurring basis	148	—	10	14	(5)	—	38	(9)	(57)	139	348
Liabilities
Interest-bearing deposits	$465	$—	$101	$—	$—	$—	$—	$—	$(17)	$347	$(164)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,060	29	—	—	—	—	—	(8)	(58)	965	25
Trading account liabilities
Securities sold, not yet purchased	223	(12)	—	105	(144)	—	—	87	(26)	257	(38)
Short-term borrowings	120	17	—	16	(3)	—	33	—	(16)	133	(1)
Long-term debt	7,196	82	—	374	(1,091)	—	1,452	—	(184)	7,665	213
Other financial liabilities measured on a recurring basis	8	—	(4)	—	(4)	(1)	2	—	(5)	4	(4)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,398	$(135)	$—	$—	$(2,856)	$784	$—	$—	$(121)	$1,070	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,085	29	—	482	(850)	339	—	(488)	14	611	5
Residential	2,680	206	—	178	(282)	1,129	—	(1,705)	—	2,206	(91)
Commercial	440	13	—	156	(78)	412	—	(575)	—	368	(8)
Total trading mortgage-backed securities	$4,205	$248	$—	$816	$(1,210)	$1,880	$—	$(2,768)	$14	$3,185	$(94)
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
State and municipal	241	(10)	—	27	(7)	9	—	(11)	—	249	2
Foreign government	206	(3)	—	27	(100)	105	—	(99)	(54)	82	4
Corporate	820	204	—	54	(85)	511	—	(785)	(11)	708	48
Equity securities	2,219	(46)	—	162	(188)	742	—	(148)	—	2,741	55
Asset-backed securities	3,294	233	—	570	(115)	2,759	—	(2,505)	—	4,236	179
Other trading assets	4,372	60	—	317	(1,928)	1,632	32	(1,367)	(20)	3,098	15
Total trading non-derivative assets	$15,357	$686	$—	$1,973	$(3,633)	$7,638	$32	$(7,683)	$(71)	$14,299	$209
Trading derivatives, net(4)
Interest rate contracts	$(211)	$(428)	$—	$(136)	$(39)	$18	$—	$166	$207	$(423)	$(58)
Foreign exchange contracts	778	(424)	—	(1)	(81)	174	—	(178)	123	391	(63)
Equity contracts	(863)	322	—	(23)	116	150	—	(140)	83	(355)	(166)
Commodity contracts	(1,622)	(390)	—	183	10	—	—	—	92	(1,727)	(158)
Credit derivatives	(743)	(122)	—	31	8	—	—	(3)	255	(574)	(191)
Total trading derivatives, net(4)	$(2,661)	$(1,042)	$—	$54	$14	$342	$—	$(155)	$760	$(2,688)	$(636)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2015
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$38	$—	$—	$104	$(45)	$—	$—	$(1)	$—	$96	$(1)
Residential	8	—	(1)	—	—	11	—	(8)	—	10	1
Commercial	1	—	—	2	(3)	—	—	—	—	—	—
Total investment mortgage-backed securities	$47	$—	$(1)	$106	$(48)	$11	$—	$(9)	$—	$106	$—
U.S. Treasury and federal agency securities	$6	$—	$—	$—	$—	$—	$—	$(1)	$—	$5	$—
State and municipal	2,180	—	(7)	159	(238)	399	—	(340)	—	2,153	(31)
Foreign government	678	—	48	(8)	(105)	484	—	(334)	(270)	493	5
Corporate	672	—	46	2	(44)	69	—	(13)	(34)	698	—
Equity securities	681	—	(86)	7	(10)	—	—	(109)	—	483	—
Asset-backed securities	549	—	(20)	—	(58)	33	—	(1)	—	503	22
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	1,460	—	(10)	75	6	4	—	(53)	(244)	1,238	74
Total investments	$6,273	$—	$(30)	$341	$(497)	$1,000	$—	$(860)	$(548)	$5,679	$70
Loans	$3,108	$—	$(74)	$689	$(85)	$574	$363	$(375)	$(360)	$3,840	$29
Mortgage servicing rights	1,845	—	193	—	—	—	111	(41)	(184)	1,924	(390)
Other financial assets measured on a recurring basis	78	—	16	80	(7)	3	98	(14)	(115)	139	596
Liabilities
Interest-bearing deposits	$486	$—	$101	$—	$—	$—	$—	$—	$(38)	$347	$(265)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,043	(23)	—	—	—	—	—	(7)	(94)	965	15
Trading account liabilities
Securities sold, not yet purchased	424	(22)	—	197	(187)	—	—	157	(356)	257	(50)
Short-term borrowings	344	10	—	17	(15)	—	49	—	(252)	133	(3)
Long-term debt	7,290	368	—	1,086	(2,038)	—	2,401	—	(706)	7,665	(17)
Other financial liabilities measured on a recurring basis	7	—	(7)	—	(4)	(2)	2	—	(6)	4	(3)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2015.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,451	$(78)	$—	$16	$(8)	$75	$—	$—	$(93)	$3,363	$129
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$788	$17	$—	$198	$(213)	$107	$4	$(196)	$(8)	$697	$8
Residential	2,744	160	—	79	(129)	704	—	(948)	—	2,610	98
Commercial	241	6	—	41	(38)	204	—	(45)	—	409	2
Total trading mortgage-backed securities	$3,773	$183	$—	$318	$(380)	$1,015	$4	$(1,189)	$(8)	$3,716	$108
U.S. Treasury and federal agency securities	$—	$3	$—	$—	$—	$—	$—	$(3)	$—	$—	$—
State and municipal	121	2	—	134	—	9	—	(24)	—	242	(17)
Foreign government	373	(10)	—	37	(17)	221	—	(139)	—	465	(1)
Corporate	1,665	(109)	—	66	(195)	679	—	(840)	(4)	1,262	(28)
Equity securities	1,385	(42)	—	1	(55)	654	—	(80)	—	1,863	(160)
Asset-backed securities	3,441	339	—	50	(53)	759	—	(1,160)	—	3,376	296
Other trading assets	3,452	58	—	456	(715)	1,811	—	(1,046)	—	4,016	21
Total trading non-derivative assets	$14,210	$424	$—	$1,062	$(1,415)	$5,148	$4	$(4,481)	$(12)	$14,940	$219
Trading derivatives, net(4)
Interest rate contracts	233	(236)	—	116	(133)	24	—	(52)	65	17	(293)
Foreign exchange contracts	829	(41)	—	32	11	—	—	(1)	17	847	3
Equity contracts	(1,236)	90	—	(73)	278	112	—	(43)	(21)	(893)	(415)
Commodity contracts	(1,329)	173	—	(5)	(39)	—	—	—	(29)	(1,229)	128
Credit derivatives	(257)	(164)	—	(23)	(15)	102	—	—	158	(199)	(20)
Total trading derivatives, net(4)	$(1,760)	$(178)	$—	$47	$102	$238	$—	$(96)	$190	$(1,457)	$(597)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2014
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$199	$—	$(3)	$11	$(17)	$—	$—	$(27)	$—	$163	$(3)
Residential	30	—	10	17	(1)	—	—	(39)	—	17	—
Commercial	1	—	—	3	—	3	—	—	—	7	—
Total investment mortgage-backed securities	$230	$—	$7	$31	$(18)	$3	$—	$(66)	$—	$187	$(3)
U.S. Treasury and federal agency securities	$7	$—	$—	$—	$—	$—	$—	$—	$—	$7	$—
State and municipal	1,903	—	29	463	(180)	125	—	(238)	—	2,102	37
Foreign government	274	—	(7)	160	—	280	—	(29)	(63)	615	—
Corporate	531	—	14	16	—	19	—	(48)	(20)	512	(2)
Equity securities	831	—	(4)	6	(12)	5	—	—	—	826	(9)
Asset-backed securities	1,877	—	3	—	—	7	—	—	(148)	1,739	10
Other debt securities	99	—	—	—	—	—	—	(1)	(50)	48	—
Non-marketable equity securities	2,615	—	(20)	—	—	201	—	(176)	(125)	2,495	107
Total investments	$8,367	$—	$22	$676	$(210)	$640	$—	$(558)	$(406)	$8,531	$140
Loans	$4,142	$—	$(124)	$84	$6	$113	$15	$(38)	$(888)	$3,310	$17
Mortgage servicing rights	2,586	—	(101)	—	—	—	62	(163)	(102)	2,282	(101)
Other financial assets measured on a recurring basis	179	—	27	—	—	1	51	(5)	(52)	201	23
Liabilities
Interest-bearing deposits	$935	$—	$(20)	$—	$—	$—	$—	$—	$(46)	$909	$12
Federal funds purchased and securities loaned or sold under agreements to repurchase	940	(2)	—	54	—	47	—	(11)	—	1,032	(8)
Trading account liabilities
Securities sold, not yet purchased	482	5	—	31	(22)	—	—	144	(158)	472	(9)
Short-term borrowings	27	(14)	—	80	—	8	—	—	—	129	(1)
Long-term debt	8,646	(97)	24	654	(1,384)	—	1,006	—	(1,148)	7,847	(311)
Other financial liabilities measured on a recurring basis	3	—	(1)	4	—	(1)	—	—	(1)	6	—

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,566	$(79)	$—	$67	$(8)	$75	$—	$—	$(258)	$3,363	$153
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,094	98	—	377	(598)	261	7	(517)	(25)	697	14
Residential	2,854	317	—	153	(282)	1,680	—	(2,112)	—	2,610	124
Commercial	256	11	—	76	(62)	236	—	(108)	—	409	5
Total trading mortgage-backed securities	$4,204	$426	$—	$606	$(942)	$2,177	$7	$(2,737)	$(25)	$3,716	$143
U.S. Treasury and federal agency securities	$—	$3	$—	$—	$—	$—	$—	$(3)	$—	$—	$—
State and municipal	222	4	—	145	(104)	18	—	(43)	—	242	(20)
Foreign government	416	(16)	—	86	(102)	359	—	(278)	—	465	39
Corporate	1,835	(82)	—	253	(340)	1,271	—	(1,668)	(7)	1,262	(56)
Equity securities	1,057	(213)	—	36	(60)	1,186	—	(143)	—	1,863	(58)
Asset-backed securities	4,342	608	—	83	(228)	1,702	—	(3,131)	—	3,376	448
Other trading assets	3,184	81	—	1,031	(1,179)	2,875	—	(1,910)	(66)	4,016	22
Total trading non-derivative assets	$15,260	$811	$—	$2,240	$(2,955)	$9,588	$7	$(9,913)	$(98)	$14,940	$518
Trading derivatives, net(4)
Interest rate contracts	$839	$(584)	$—	$152	$(124)	$42	$—	$(98)	$(210)	$17	$(225)
Foreign exchange contracts	695	97	—	21	30	1	—	(1)	4	847	145
Equity contracts	(858)	242	—	(591)	330	262	—	(137)	(141)	(893)	(431)
Commodity contracts	(1,393)	248	—	25	(8)	—	—	—	(101)	(1,229)	197
Credit derivatives	(274)	(227)	—	(84)	(45)	103	—	(3)	331	(199)	(325)
Total trading derivatives, net(4)	$(991)	$(224)	$—	$(477)	$183	$408	$—	$(239)	$(117)	$(1,457)	$(639)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$187	$—	$45	$35	$(54)	$17	$—	$(66)	$(1)	$163	$(3)
Residential	102	—	33	30	(1)	17	—	(164)	—	17	—
Commercial	—	—	—	4	—	3	—	—	—	7	—
Total investment mortgage-backed securities	$289	$—	$78	$69	$(55)	$37	$—	$(230)	$(1)	$187	$(3)
U.S. Treasury and federal agency securities	$8	$—	$—	$—	$—	$—	$—	$(1)	$—	$7	$—
State and municipal	1,643	—	65	717	(465)	498	—	(356)	—	2,102	72
Foreign government	344	—	(5)	182	(42)	329	—	(107)	(86)	615	—
Corporate	285	—	13	18	(1)	266	—	(49)	(20)	512	(4)
Equity securities	815	—	12	12	(12)	6	—	(7)	—	826	7
Asset-backed securities	1,960	—	11	—	(42)	55	—	(97)	(148)	1,739	5
Other debt securities	50	—	(1)	—	—	50	—	(1)	(50)	48	—
Non-marketable equity securities	2,508	—	128	67	—	363	—	(259)	(312)	2,495	15
Total investments	$7,902	$—	$301	$1,065	$(617)	$1,604	$—	$(1,107)	$(617)	$8,531	$92

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2014
Loans	$4,143	$—	$(152)	$84	$6	$266	$65	$(117)	$(985)	$3,310	$17
Mortgage servicing rights	2,718	—	(215)	—	—	—	112	(135)	(198)	2,282	(216)
Other financial assets measured on a recurring basis	181	—	25	—	—	1	87	(9)	(84)	201	17
Liabilities
Interest-bearing deposits	$890	$—	$(90)	$—	$—	$—	$—	$—	$(71)	$909	$3
Federal funds purchased and securities loaned or sold under agreements to repurchase	902	(9)	—	54	—	78	—	(11)	—	1,032	(21)
Trading account liabilities
Securities sold, not yet purchased	590	15	—	49	(51)	—	—	294	(395)	472	(6)
Short-term borrowings	29	(31)	—	80	—	8	1	—	(20)	129	(6)
Long-term debt	7,621	(381)	49	1,613	(2,238)	—	1,946	—	(1,427)	7,847	(521)
Other financial liabilities measured on a recurring basis	10	—	(1)	4	—	(1)	1	(3)	(6)	6	—

(1)
Changes in fair value of available-for-sale investments are recorded in Accumulated other comprehensive income (loss), unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

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
Level 3 Fair Value Rollforward

The following were the significant Level 3 transfers for the period March 31, 2015 to June 30, 2015:

•
Transfers of Federal Funds sold and securities borrowed or purchased under agreements to resell of $2.8 billion from Level 3 to Level 2 related to shortening of the remaining tenor of certain reverse repos. There is more transparency and observability for repo curves used in the valuation of structured reverse repos with tenors up to five years; thus, these positions are generally classified as Level 2.

•	Transfers of Other trading assets of $1.5 billion related to trading loans for which there was increased transparency into market quotations.

•
Transfers of Long-term debt of $1.1 billion from Level 3 to Level 2, mainly related to structured debt, reflecting certain unobservable inputs becoming less significant and certain underlying market inputs being more observable.

The following were the significant Level 3 transfers for the period December 31, 2014 to June 30, 2015:

•
Transfers of Federal Funds sold and securities borrowed or purchased under agreements to resell of $2.9 billion from Level 3 to Level 2 related to shortening of the remaining tenor of certain reverse repos. There is more transparency and observability for repo curves used in the valuation of structured reverse repos with tenors up to five years; thus, these positions are generally classified as Level 2.

•	Transfers of Other trading assets of $1.9 billion related to trading loans for which there was increased transparency into market quotations.

•
Transfers of Long-term debt of $2.0 billion from Level 3 to Level 2, mainly related to structured debt, reflecting certain unobservable inputs becoming less significant and certain underlying market inputs being more observable.

The following were the significant Level 3 transfers for the period March 31, 2014 to June 30, 2014:

•
Transfers of Long-term debt of $1.4 billion from Level 3 to Level 2, mainly related to structured debt, reflecting certain unobservable inputs becoming less significant and certain underlying market inputs being more observable.

The following were the significant transfers for the period December 31, 2013 to June 30, 2014:

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

The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of June 30, 2015 and December 31, 2014. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of June 30, 2015	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,070	Model-based	Credit - IR correlation	(24.00)%	(1.00)%	(9.71)%
Mortgage-backed securities	$2,203	Price-based	Price	$6.38	$107.82	$85.39
1,038	Yield analysis	Yield	0.68%	16.92%	4.51%
State and municipal, foreign government, corporate and other debt securities	$4,602	Price-based	Price	$—	$120.00	$73.36
1,681	Cash flow	Credit spread	20 bps	1,056 bps	316 bps
Yield	0.47%	28.50%	4.88%
Equity securities(5)	$2,695	Price-based	Price (5)	$—	$34.02	$6.45
477	Cash flow	Yield	4.00%	5.00%	4.50%
WAL	0.01 years	3.72 years	1.07 years
Asset-backed securities	$4,453	Price-based	Price	$5.00	$100.04	$76.00
Non-marketable equity	$836	Comparables analysis	Discount to price	—%	90.00%	37.75%
372	Price-based	EBITDA multiples	4.70	x	12.50	x	10.17	x
PE ratio	9.10	x	9.10	x	9.10	x
Price-to-book ratio	1.17	x	2.03	x	1.56	x
Price	$—	$3,687	$759
Derivatives—Gross(6)
Interest rate contracts (gross)	$5,775	Model-based	Mean reversion	(7.02)%	20.00%	2.02%
IR Normal Volatility	0.40%	226.00%	98.86%
IR-IR Correlation	(79.00)%	86.90%	(24.20)%
Foreign exchange contracts (gross)	$1,416	Model-based	Foreign exchange (FX) volatility	1.75%	32.34%	10.50%
256	Cash flow	Forward price	39.60%	219.40%	106.05%
Interest rate	6.50%	6.50%	6.50%
IR-IR correlation	(51.00)%	86.90%	34.87%
IR-FX correlation	(28.08)%	60.00%	48.50%
Equity contracts (gross)(7)	$4,332	Model-based	Equity volatility	13.58%	67.70%	31.69%
Forward price	89.70%	113.54%	93.17%

As of June 30, 2015	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
			Equity-FX correlation	(88.20)%	56.90%	(26.38)%
			Equity-equity correlation	(66.30)%	95.00%	39.96%
			Equity-IR correlation	(38.00)%	71.00%	32.73%
Commodity contracts (gross)	$3,214	Model-based	Commodity volatility	5.00%	83.00%	24.00%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Forward price	53.58%	263.20%	105.14%
Credit derivatives (gross)	$4,802	Model-based	Recovery rate	20.00%	75.00%	39.88%
	1,346	Price-based	Credit correlation	5.00%	95.00%	47.54%
			Price	$—	$111.19	$58.76
			Credit spread	5 bps	1,300 bps	189 bps
			Upfront points	(0.37)%	99.16%	61.01%
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$76	Model-based	Redemption rate	12.99%	99.50%	76.18%
			Recovery rate	19.50%	40.00%	36.63%
			Credit spread	76 bps	452 bps	414 bps
			Interest rate	7.14%	7.18%	7.16%
Loans	$1,856	Cash flow	Yield	1.50%	4.50%	2.35%
	887	Model-based	Credit spread	39 bps	905 bps	162 bps
	659	Price-based	Appraised value	$56,342,575	$418,054,694	$375,095,357
	438	Yield analysis
Mortgage servicing rights	$1,829	Cash flow	Yield	5.45%	50.19%	11.22%
			WAL	3.43 years	8.06 years	5.74 years
Liabilities
Interest-bearing deposits	$347	Model-based	Equity-IR correlation	30.00%	33.00%	32.50%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$965	Model-based	Interest rate	0.91%	2.48%	2.13%
Trading account liabilities
Securities sold, not yet purchased	$181	Price-based	Price	$0.19	$277.07	$56.03
	$74	Model-based	Equity volatility	15.00%	67.70%	32.60%
			Equity forward	89.70%	106.90%	92.10%
Short-term borrowings and long-term debt	$7,777	Model-based	Equity-equity correlation	(66.30)%	95.00%	39.34%
			Mean reversion	1.00%	20.00%	10.50%
			Equity volatility	15.00%	67.70%	32.60%
			Credit correlation	87.50%	87.50%	87.50%
			FX volatility	8.60%	13.50%	12.52%
			Equity-FX correlation	(88.20)%	56.90%	(27.18)%
			Forward price	53.58%	263.20%	103.51%
			Equity forward	89.50%	106.90%	92.20%

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,156	Model-based	Interest rate	1.27%	1.97%	1.80%
Mortgage-backed securities	$2,874	Price-based	Price	$—	$127.87	$81.43
1,117	Yield analysis	Yield	0.01%	19.91%	5.89%
State and municipal, foreign government, corporate and other debt securities	$5,937	Price-based	Price	$—	$124.00	$90.62
1,860	Cash flow	Credit spread	25 bps	600 bps	233 bps
Equity securities(5)	$2,163	Price-based	Price (5)	$—	$141.00	$91.00
679	Cash flow	Yield	4.00%	5.00%	4.50%
WAL	0.01 years	3.14 years	1.07 years
Asset-backed securities	$3,607	Price-based	Price	$—	$105.50	$67.01
Non-marketable equity	$1,224	Price-based	Discount to price	—%	90.00%	4.04%
1,055	Comparables analysis	EBITDA multiples	2.90	x	13.10	x	9.77	x
PE ratio	8.10	x	13.10	x	8.43	x
Price-to-book ratio	0.99	x	1.56	x	1.15	x
Derivatives—Gross(6)
Interest rate contracts (gross)	$8,309	Model-based	Interest rate (IR) lognormal volatility	18.05%	90.65%	30.21%
Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$1,428	Model-based	Foreign exchange (FX) volatility	0.37%	58.40%	8.57%
294	Cash flow	Interest rate	3.72%	8.27%	5.02%
IR-FX correlation	40.00%	60.00%	50.00%
Equity contracts (gross)(7)	$4,431	Model-based	Equity volatility	9.56%	82.44%	24.61%
502	Price-based	Equity forward	84.10%	100.80%	94.10%
Equity-FX correlation	(88.20)%	48.70%	(25.17)%
Equity-equity correlation	(66.30)%	94.80%	36.87%
Price	$0.01	$144.50	$93.05
Commodity contracts (gross)	$3,606	Model-based	Commodity volatility	5.00%	83.00%	24.00%
Commodity correlation	(57.00)%	91.00%	30.00%
Forward price	35.34%	268.77%	101.74%
Credit derivatives (gross)	$4,944	Model-based	Recovery rate	13.97%	75.00%	37.62%
1,584	Price-based	Credit correlation	—%	95.00%	58.76%
Price	$1.00	$144.50	$53.86
Credit spread	1 bps	3,380 bps	180 bps
Upfront points	0.39	100.00	52.26
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$74	Model-based	Redemption rate	13.00%	99.50%	68.73%
Forward Price	107.00%	107.10%	107.05%
Loans	$1,095	Cash flow	Yield	1.60%	4.50%	2.23%
832	Model-based	Price	$4.72	$106.55	$98.56
740	Price-based	Credit spread	35 bps	500 bps	199 bps
441	Yield analysis

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Mortgage servicing rights	$1,750	Cash flow	Yield	5.19%	21.40%	10.25%
			WAL	3.31 years	7.89 years	5.17 years
Liabilities
Interest-bearing deposits	$486	Model-based	Equity-IR correlation	34.00%	37.00%	35.43%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%
			Forward price	35.34%	268.77%	101.74%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,043	Model-based	Interest rate	0.74%	2.26%	1.90%
Trading account liabilities
Securities sold, not yet purchased	$251	Model-based	Credit-IR correlation	(70.49)%	8.81%	47.17%
	$142	Price-based	Price	$—	$117.00	$70.33
Short-term borrowings and long-term debt	$7,204	Model-based	IR lognormal volatility	18.05%	90.65%	30.21%
			Mean reversion	1.00%	20.00%	10.50%
			Equity volatility	10.18%	69.65%	23.72%
			Credit correlation	87.50%	87.50%	87.50%
			Equity forward	89.50%	100.80%	95.80%
			Forward price	35.34%	268.77%	101.80%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair value of the instrument.

(5)	For equity securities, the price and fund NAV inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held as of June 30, 2015 and December 31, 2014, for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2015
Loans held-for-sale	$6,075	$1,906	$4,169
Other real estate owned	117	22	95
Loans(1)	1,053	677	376
Total assets at fair value on a nonrecurring basis	$7,245	$2,605	$4,640

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2014
Loans held-for-sale	$4,152	$1,084	$3,068
Other real estate owned	102	21	81
Loans(1)	3,367	2,881	486
Total assets at fair value on a nonrecurring basis	$7,621	$3,986	$3,635

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of June 30, 2015 and December 31, 2014:

As of June 30, 2015	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$4,108	Price-based	Price	$98.80	$100.00	$99.93
Other real estate owned	$71	Price-based	Discount to price(4)	34.00%	34.00%	34.00%
	16	Comparables analysis	Appraised Value	$—	$18,888,568	$10,082,929
Loans(3)	$245	Price-based	Discount to price(4)	13.00%	34.00%	15.62%
	$88	Cash Flow	Appraised Value	$3,610,109	$34,523,614	$27,322,705
			Yield	8.50%	15.00%	12.97%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$2,740	Price-based	Price	$92.00	$100.00	$99.54
			Credit Spread	5 bps	358 bps	175 bps
Other real estate owned	$76	Price-based	Appraised Value	$11,000	$11,124,137	$4,730,129
			Discount to price(4)	13.00%	64.00%	28.80%
Loans(3)	$437	Price-based	Discount to price(4)	13.00%	34.00%	28.92%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are based on the fair value of the instrument.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at June 30, 2015 and June 30, 2014:

	Three months ended June 30,
In millions of dollars	2015	2014
Loans held-for-sale	$(20)	$(3)
Other real estate owned	(3)	1
Loans(1)	(61)	(147)
Total nonrecurring fair value gains (losses)	$(84)	$(149)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

	Six months ended June 30,
In millions of dollars	2015	2014
Loans held-for-sale	$(20)	$71
Other real estate owned	(4)	(5)
Loans(1)	(107)	(367)
Total nonrecurring fair value gains (losses)	$(131)	$(301)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

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

	June 30, 2015		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$35.7	$36.8	$3.7	$30.5	$2.6
Federal funds sold and securities borrowed or purchased under agreements to resell	105.0	105.0	—	97.1	7.9
Loans(1)(2)	609.0	607.4	—	6.9	600.5
Other financial assets(2)(3)	225.3	225.3	8.2	145.9	71.2
Liabilities
Deposits	$906.6	$926.4	$—	$769.2	$157.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	138.3	138.3	—	137.8	0.5
Long-term debt(4)	184.6	190.4	—	169.5	20.9
Other financial liabilities(5)	110.5	110.5	—	20.8	89.7

	December 31, 2014		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$30.5	$32.2	$4.5	$25.2	$2.5
Federal funds sold and securities borrowed or purchased under agreements to resell	98.4	98.4	—	89.7	8.7
Loans(1)(2)	620.0	617.6	—	5.6	612.0
Other financial assets(2)(3)	213.8	213.8	8.3	151.9	53.6
Liabilities
Deposits	$897.6	$894.4	$—	$766.7	$127.7
Federal funds purchased and securities loaned or sold under agreements to repurchase	136.7	136.7	—	136.5	0.2
Long-term debt(4)	196.9	202.5	—	172.7	29.8
Other financial liabilities(5)	136.2	136.2	—	41.4	94.8

(1)
The carrying value of loans is net of the Allowance for loan losses of $14.1 billion for June 30, 2015 and $16.0 billion for December 31, 2014. In addition, the carrying values exclude $2.5 billion and $2.7 billion of lease finance receivables at June 30, 2015 and December 31, 2014, respectively.

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
The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2015 and December 31, 2014 were liabilities of $4.6 billion and $5.5 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

The following table presents the changes in fair value gains and losses for the three and six months ended June 30, 2015 and 2014 associated with those items for which the fair value option was elected:

	Changes in fair value gains (losses) for the
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2015	2014	2015	2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell and securities borrowed	$(116)	$(53)	$(120)	$69
Trading account assets	136	(428)	227	(238)
Investments	4	21	49	50
Loans
Certain corporate loans(1)	40	(1)	(9)	13
Certain consumer loans(1)	—	(22)	2	(46)
Total loans	$40	$(23)	$(7)	$(33)
Other assets
MSRs	262	(91)	$191	$(175)
Certain mortgage loans held for sale(2)	70	138	172	258
Total other assets	$332	$47	$363	$83
Total assets	$396	$(436)	$512	$(69)
Liabilities
Interest-bearing deposits	$23	$(32)	$33	$(56)
Federal funds purchased and securities loaned or sold under agreements to repurchase Selected portfolios of securities sold under agreements to repurchase and securities loaned	—	—	2	(6)
Trading account liabilities	(44)	(16)	(15)	(13)
Short-term borrowings	(67)	(93)	(68)	(74)
Long-term debt	500	(717)	455	(989)
Total liabilities	$412	$(858)	$407	$(1,138)

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810, Consolidation (SFAS 167), on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

Own Debt Valuation Adjustments
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a gain of $231 million and a loss of $44 million for the three months ended June 30, 2015 and 2014, respectively and a gain of $318 million and a loss of $10 million for the six months ended June 30, 2015 and 2014, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$10,793	$6,538	$10,290	$5,901
Aggregate unpaid principal balance in excess of (less than) fair value	224	50	234	125
Balance of non-accrual loans or loans more than 90 days past due	7	2	13	3
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	11	1	28	1
In addition to the amounts reported above, $1,935 million and $2,335 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2015 and December 31, 2014, respectively.

Changes in fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2015 and 2014 due to instrument-specific credit risk totaled to a loss of $27 million and $29 million, respectively.

Certain investments in unallocated precious metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $2.4 billion and $1.2 billion at June 30, 2015 and December 31, 2014, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of June 30, 2015, there were approximately $11.2 billion and $8.8 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value at June 30, 2015 and December 31, 2014:

In millions of dollars	June 30, 2015	December 31, 2014
Carrying amount reported on the Consolidated Balance Sheet	$1,273	$1,447
Aggregate fair value in excess of unpaid principal balance	32	67
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2015 and 2014 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at June 30, 2015 and December 31, 2014:

In billions of dollars	June 30, 2015	December 31, 2014
Interest rate linked	$10.3	$10.9
Foreign exchange linked	0.4	0.3
Equity linked	10.1	8.0
Commodity linked	1.5	1.4
Credit linked	2.2	2.5
Total	$24.5	$23.1
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

The following table provides information about long-term debt carried at fair value at June 30, 2015 and December 31, 2014:

In millions of dollars	June 30, 2015	December 31, 2014
Carrying amount reported on the Consolidated Balance Sheet	$27,214	$26,180
Aggregate unpaid principal balance in excess of (less than) fair value	582	(151)
The following table provides information about short-term borrowings carried at fair value at June 30, 2015 and December 31, 2014:

In millions of dollars	June 30, 2015	December 31, 2014
Carrying amount reported on the Consolidated Balance Sheet	$870	$1,496
Aggregate unpaid principal balance in excess of (less than) fair value	14	31

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
The following tables present information about Citi’s guarantees at June 30, 2015 and December 31, 2014:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2015 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.5	$69.9	$95.4	$219
Performance guarantees	7.3	4.0	11.3	25
Derivative instruments considered to be guarantees	9.0	77.0	86.0	1,598
Loans sold with recourse	—	0.2	0.2	17
Securities lending indemnifications(1)	126.5	—	126.5	—
Credit card merchant processing(1)	83.8	—	83.8	—
Custody indemnifications and other	—	52.7	52.7	55
Total	$252.1	$203.8	$455.9	$1,914

	Maximum potential amount of future payments
In billions of dollars at December 31, 2014 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.4	$73.0	$98.4	$242
Performance guarantees	7.1	4.8	11.9	29
Derivative instruments considered to be guarantees	12.5	79.2	91.7	2,806
Loans sold with recourse	—	0.2	0.2	15
Securities lending indemnifications(1)	127.5	—	127.5	—
Credit card merchant processing(1)	86.0	—	86.0	—
Custody indemnifications and other	—	48.9	48.9	54
Total	$258.5	$206.1	$464.6	$3,146

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $175 million and $224 million at June 30, 2015 and December 31, 2014, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At June 30, 2015 and December 31, 2014, this maximum potential exposure was estimated to be $84 billion and $86 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At June 30, 2015 and December 31, 2014, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2015 and December 31, 2014, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2015 or December 31, 2014 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $6.2 billion at both June 30, 2015 and December 31, 2014) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

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
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables (payables to customers) and Brokerage Receivables

(receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner was approximately $4.1 billion and $3.2 billion as of June 30, 2015 and December 31, 2014, respectively.
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

Carrying Value—Guarantees and Indemnifications
At June 30, 2015 and December 31, 2014, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.9 billion and $3.1 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $55 billion and $63 billion at June 30, 2015 and December 31, 2014, respectively. Securities and other marketable assets held as collateral amounted to $77 billion and $70 billion at June 30, 2015 and December 31, 2014, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.2 billion and $4.0 billion at June 30, 2015 and December 31, 2014, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of June 30, 2015 and December 31, 2014. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at June 30, 2015	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.5	$14.4	$10.5	$95.4
Performance guarantees	6.8	3.8	0.7	11.3
Derivative instruments deemed to be guarantees	—	—	86.0	86.0
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	126.5	126.5
Credit card merchant processing	—	—	83.8	83.8
Custody indemnifications and other	52.6	0.1	—	52.7
Total	$129.9	$18.3	$307.7	$455.9

	Maximum potential amount of future payments
In billions of dollars at December 31, 2014	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$73.0	$15.9	$9.5	$98.4
Performance guarantees	7.3	3.9	0.7	11.9
Derivative instruments deemed to be guarantees	—	—	91.7	91.7
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	127.5	127.5
Credit card merchant processing	—	—	86.0	86.0
Custody indemnifications and other	48.8	0.1	—	48.9
Total	$129.1	$19.9	$315.6	$464.6

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of June 30, 2015 and December 31, 2014:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2015	December 31, 2014
Commercial and similar letters of credit	$1,358	$5,001	$6,359	$6,634
One- to four-family residential mortgages	1,669	2,199	3,868	5,674
Revolving open-end loans secured by one- to four-family residential properties	13,303	2,361	15,664	16,098
Commercial real estate, construction and land development	6,938	1,477	8,415	9,242
Credit card lines	486,115	117,191	603,306	612,049
Commercial and other consumer loan commitments	163,579	85,954	249,533	243,680
Other commitments and contingencies	4,630	6,380	11,010	10,663
Total	$677,592	$220,563	$898,155	$904,040
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

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $52 billion and $53 billion with an original maturity of less than one year at June 30, 2015 and December 31, 2014, respectively.
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

25.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2014 Annual Report on Form 10-K and Note 25 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2015 Form 10-Q. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At June 30, 2015, Citigroup's estimate was materially unchanged from its estimate of approximately $4 billion at December 31, 2014, as more fully described in Note 28 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K.
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

Commodities Financing Contracts
The High Court in London issued a judgment on May 22, 2015 holding that Citigroup had properly served bring forward event notices, but that because the metal has not been properly delivered, the counterparty did not yet have to pay Citigroup.

Credit Crisis-Related Litigation and Other Matters
Mortgage-Related Litigation and Other Matters
Mortgage-Backed Securities and CDO Investor Actions: On June 17, 2015, the court dismissed with prejudice certain fraud claims in COMMERZBANK AG LONDON BRANCH v. UBS AG, ET AL.  The court also ordered the remaining fraud claims, which concern LIBOR, be withdrawn without prejudice.  Additional information concerning this action is publicly available in court filings under the docket number 654464/2013 (N.Y. Sup. Ct.) (Friedman, J.).
As of June 30, 2015, the aggregate original purchase amount of the purchases at issue in the pending MBS and CDO investor suits is approximately $1.95 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with MBS and CDO investors threatening litigation is approximately $1.4 billion.

Alternative Investment Fund-Related Litigation and Other Matters
On June 25, 2015, the parties in BEACH v. CITIGROUP ALTERNATIVE INVESTMENTS LLC executed a memorandum of understanding outlining the terms of a tentative class action settlement. On June 29, 2015, the court ordered that the case be stayed pending the filing of final settlement papers. Additional information concerning this action is publicly available in court filings under the docket number 12-cv-7717 (S.D.N.Y.) (Castel, J.).
Foreign Exchange Matters
Regulatory Actions: On May 20, 2015, Citigroup announced settlements with the U.S. Department of Justice (DOJ) and the Board of Governors of the Federal Reserve System (FRB) to resolve their respective investigations into Citigroup’s foreign exchange business. Pursuant to the terms of the settlement with the DOJ, Citicorp pleaded guilty to a violation of the Sherman Act, will pay a fine of $925 million and be subject to a three-year probation period, the conditions of which include the continued implementation, remediation and strengthening of its controls relating to its foreign exchange business.

Additional information concerning this action is publicly available in court filings under the docket number 3:15-cr-78 (D. Conn.). Pursuant to the terms of the settlement with the FRB, Citigroup paid a civil penalty of $342 million and agreed to further enhance the control framework governing its foreign exchange business.

Antitrust and Other Litigation: On May 20, 2015, Citigroup announced that it has reached an agreement in principle to settle the consolidated class action in IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION for a payment of $394 million, subject to court approval. As contemplated by the agreement, on July 17, 2015, the plaintiffs filed a second consolidated amended complaint, asserting claims under the Sherman Act and the Commodity Exchange Act based on allegations that defendants colluded to manipulate various foreign exchange benchmarks and engaged in other collusive conduct in connection with the trading of currencies. Additional information concerning this action is publicly available in court filings under the docket number 1:13-cv-7789 (S.D.N.Y) (Schofield, J.).
On May 21, 2015, an action captioned NYPL v. JPMORGAN CHASE & CO., ET. AL was brought in the United States District Court for the Northern District of California against Citigroup, as well as numerous other foreign exchange dealers. An amended complaint was filed on June 11, 2015. The plaintiff seeks to represent a putative class of “consumers and businesses in the United States who directly purchased supracompetitive foreign currency exchange rates” from defendants for their end use. The plaintiff alleges violations of the Sherman Act, and seeks injunctive relief and treble damages. Additional information concerning this action is publicly available in court filings under the docket number 3:15-cv-02290 (N.D. Cal.) (Chhabria, J).
In June 2015, actions captioned BAKIZADA v. BANK OF AMERICA CORPORATION, ET AL., TEEL v. BANK OF AMERICA CORPORATION, ET AL., and ROBERT CHARLES CLASS A, L.P. v. BANK OF AMERICA CORPORATION, ET AL. were brought in the United States District Court for the Southern District of New York against Citigroup and Related Parties, as well as numerous other foreign exchange dealers. The respective plaintiffs each seek to represent a putative class of investors who held foreign exchange futures or options on foreign exchange futures, and whose daily cash flows were calculated based on any key foreign exchange benchmark rates or who transacted at or around the time of the setting of key foreign exchange benchmark rates. The respective plaintiffs each allege violations of the Commodity Exchange Act, the Sherman Act, and/or the Clayton Act, and seek compensatory damages, treble damages where authorized by statute, injunctive relief, and/or disgorgement. Additional information concerning these actions is publicly available in court filings under the following docket numbers: 1:15-cv-4230 (S.D.N.Y.) (Schofield, J.); 1:15-cv-4436 (S.D.N.Y.) (Schofield, J.); and 1:15-cv-4926 (S.D.N.Y.) (Schofield, J.).

On June 3, 2015, an action captioned ALLEN v. BANK OF AMERICA CORPORATION, ET AL. was brought in the United States District Court for the Southern District of New York against Citigroup, as well as numerous other foreign exchange dealers. The plaintiff seeks to represent a putative class of participants, beneficiaries, and named fiduciaries of qualified Employee Retirement Income Security Act (ERISA) plans for whom a defendant provided foreign exchange transactional services or authorized or permitted foreign exchange transactional services involving a plan’s assets in connection with its exercise of authority or control regarding an ERISA plan. The plaintiff alleges violations of ERISA, and seeks compensatory damages, restitution, disgorgement, and declaratory relief. Additional information concerning this action is publicly available in court filings under the docket number 1:15-cv-4285 (S.D.N.Y.) (Schofield, J.).

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: Following the January 21, 2015 United States Supreme Court’s remand of the action captioned GELBOIM, ET Al. v. BANK OF AMERICA CORP., ET AL. to the United States Court of Appeals for the Second Circuit for consideration on the merits of the plaintiffs’ appeal of the dismissal of their antitrust claims, plaintiff-appellants submitted their opening brief on May 20, 2015, and defendants-appellees submitted their response brief on July 17, 2015. Additional information concerning this appeal is publicly available in court filings under the docket number 13-3565 (2d Cir.).
Following the March 31, 2015 dismissal of the action captioned 7 WEST 57th STREET REALTY CO. v. CITIGROUP, INC., ET AL., the plaintiff moved for leave to file a second amended complaint on June 1, 2015. Additional information concerning this action is publicly available in court filings under the docket number 1:13-cv-981 (Gardephe, J.).
On July 24, 2015, a putative class action captioned SONTERRA CAPITAL MASTER FUND, LTD. v. UBS AG was brought in the United States District Court for the Southern District of New York against Citigroup and Related Parties, as well as other bank defendants, alleging manipulation of Yen LIBOR, Euroyen TIBOR, and the prices of Euroyen-based derivatives. The plaintiff asserts claims under the Sherman Act, the Commodity Exchange Act, and the Racketeer Influenced and Corrupt Organizations Act and for unjust enrichment, and seeks compensatory damages, treble damages where authorized by statute, injunctive relief, and/or disgorgement. Additional information concerning this action is publicly available in court filings under the docket number 1:15-cv-05844 (S.D.N.Y.).

Interchange Fees Litigation
On July 28, 2015, various objectors to the class settlement filed motions in the U.S. District Court to vacate the court’s prior approval of the class settlement, alleging improprieties by two of the lawyers involved in the Interchange MDL.  Additional information concerning this matter, including the district court proceedings and appeals related to the class settlement, is publicly available in court filings under the docket numbers 05-md-1720 (E.D.N.Y.) (Brodie, J.) and 12-4671 (2d Cir.).

Money Laundering Inquiries
As previously disclosed, on July 22, 2015, Banamex USA (BUSA) entered into a joint consent order with the Federal Deposit Insurance Corporation (FDIC) and the Commissioner of the California Department of Business Oversight (DBO).  The FDIC and DBO asserted, among other issues, that BUSA committed violations of the Bank Secrecy Act and failed to comply with an August 2, 2012 consent order issued by the FDIC.  Without admitting or denying those allegations, BUSA paid a civil monetary penalty totaling $140 million to the FDIC and the DBO.

Regulatory Review of Consumer “Add-On” Products
On July 21, 2015, Citigroup announced it had reached an agreement with the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB) to resolve previously disclosed regulatory reviews of billing and marketing practices related to such add-on products, including those administered by third-party vendors, as well as fees for expedited phone payments on certain products. As part of the agreement, Citigroup paid fines totaling $70 million to the OCC and CFPB and will refund $700 million to customers affected by the issues cited in the consent order. Citigroup previously discontinued marketing the products cited in the consent order and no longer charges expedited pay by phone fees. Customer remediation has been underway since 2013.

Regulatory Review of Student Loan Servicing
Citibank, N.A. is currently subject to regulatory investigation concerning certain student loan servicing practices. Citibank, N.A. is cooperating with the investigation. Similar servicing practices have been the subject of an enforcement action against at least one other institution. In light of that action and the current regulatory focus on student loans, regulators may order that Citibank, N.A. remediate customers and/or impose penalties or other relief.

Parmalat Litigation and Related Matters
On June 16, 2015, the Parmalat administrator refiled the claim in an Italian civil court, claiming damages of 1.8 billion Euro against Citigroup and Related Parties and other financial institutions.

Allied Irish Bank Litigation
On June 30, 2015, the court largely denied Citibank N.A.’s motion for summary judgment.  Additional information concerning this matter is publicly available in court filings under the docket number 03 Civ. 3748 (S.D.N.Y.) (Batts, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended June 30, 2015:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
April 2015
Open market repurchases(1)	7.2	$52.42	$7,409
Employee transactions(2)	—	—	N/A
May 2015
Open market repurchases(1)	6.7	54.43	7,042
Employee transactions(2)	—	—	N/A
June 2015
Open market repurchases(1)	14.4	56.27	6,235
Employee transactions(2)	—	—	N/A
Amounts as of June 30, 2015	28.3	$54.85	$6,235

(1)
Represents repurchases under the $7.8 billion 2015 common stock repurchase program (2015 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on March 11, 2015, which was part of the planned capital actions included by Citi in its 2015 Comprehensive Capital Analysis and Review (CCAR). The 2015 Repurchase Program extends through the second quarter of 2016. Shares repurchased under the 2015 Repurchase Program are treasury stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2015.

CITIGROUP INC.
(Registrant)

By    /s/ John C. Gerspach
John C. Gerspach
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Jeffrey R. Walsh
Jeffrey R. Walsh
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.01
Restated Certificate of Incorporation of Citigroup Inc., as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to Citigroup Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 1-9924).

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

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended June 30, 2015, filed on August 3, 2015, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

+    Filed herewith