Form 10-Q
period 2015-09-30
CITIGROUP INC
filed 2015-10-30
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Number of shares of Citigroup Inc. common stock outstanding on September 30, 2015: 2,978,990,460

Available on the web at www.citigroup.com

CITIGROUP INC THIRD QUARTER 2015—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) on February 25, 2015, including the historical audited consolidated financial statements of Citigroup reflecting the adoption of an accounting change (See Note 1 to the Consolidated Financial Statements) and certain realignments and reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on May 27, 2015 (2014 Annual Report on Form 10-K), and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 filed with the SEC on May 11, 2015 (First Quarter of 2015 Form 10-Q) and August 3, 2015 (Second Quarter of 2015 Form 10-Q).
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
Certain other reclassifications have been made to the prior periods’ presentation.
Throughout this report, “Citigroup,” “Citi” and “the Company” refer to Citigroup Inc. and its consolidated subsidiaries.

Citigroup is managed pursuant to the following segments:

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.
Note: Reflects certain readjustments and reclassifications. See “Overview” above for additional information.

The following are the four regions in which Citigroup operates. The regional results are fully reflected in the segment results above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Third Quarter of 2015—Solid Results and Progress on Execution Priorities Despite Continued Challenging Environment
Citi’s third quarter of 2015 reflected solid overall results and steady progress on its execution priorities, including:

•
Efficient resource allocation and disciplined expense management: Citi maintained disciplined expense management during the third quarter of 2015, even as it continued to absorb increased regulatory and compliance costs in Citicorp. Citi’s expense management in the current quarter was further aided by lower legal and related expenses and lower repositioning expenses in Citicorp as compared to the prior-year period, as discussed further below.

•
Continued wind down of Citi Holdings, while maintaining profitability: Citi continued to wind down Citi Holdings, including reducing its assets by $27 billion, or 20%, from the prior-year period. In addition, as of September 30, 2015, Citi had executed agreements to sell approximately $37 billion of additional assets in Citi Holdings, including OneMain Financial (for additional information, see “Citi Holdings” below). As discussed further below, Citi Holdings also maintained profitability in the third quarter of 2015.

•
Utilization of deferred tax assets (DTAs): Citi utilized approximately $2.1 billion in DTAs during the first nine months of 2015, including approximately $700 million during the third quarter of 2015 (for additional information, see “Income Taxes” below).

Citi was able to achieve these results and make ongoing progress on its execution priorities during a quarter with continued market volatility and uncertainties, including macroeconomic uncertainties, slower global growth and market volatility resulting from, among other things, expectations as to when U.S. interest rates may begin to rise. For more information on these and other ongoing trends and risks that could impact Citi’s businesses, results of operations and financial condition, see the discussion of each businesses’ results of operations, “Forward-Looking Statements” and Note 25 to the Consolidated Financial Statements below, as well as the “Risk Factors” section of Citi’s 2014 Annual Report on Form 10-K.

Third Quarter of 2015 Summary Results

Citigroup
Citigroup reported net income of $4.3 billion or $1.35 per diluted share, compared to $2.8 billion or $0.88 per share in the prior-year period. Results in the third quarter of 2015 included $196 million ($127 million after-tax) of CVA/DVA, compared to negative $371 million (negative $228 million after-tax) in the third quarter of 2014.

Excluding the impact of CVA/DVA in both periods, Citi reported net income of $4.2 billion in the third quarter of 2015, or $1.31 per diluted share, compared to $3.1 billion, or $0.95 per share, in the prior-year period. (Citi’s results of operations excluding the impact of CVA/DVA are a non-GAAP financial measure.) The 36% increase from the prior-year period was primarily driven by lower expenses, lower net credit losses and a lower effective tax rate (for additional information, see “Income Taxes” below), partially offset by lower revenues and a reduced net loan loss reserve release.
Citi’s revenues, net of interest expense, were $18.7 billion in the third quarter of 2015, a decrease of 5% from the prior-year period. Excluding CVA/DVA, revenues were $18.5 billion, down 8% from the prior-year period, as Citicorp revenues decreased by 5% and Citi Holdings revenues decreased 32%. Excluding CVA/DVA and the impact of foreign exchange translation into U.S. dollars for reporting purposes (FX translation), Citigroup revenues decreased 2% from the prior-year period, as a 1% increase in Citicorp revenues was more than offset by the decrease in Citi Holdings revenues. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.)

Expenses
Citigroup expenses decreased 18% versus the third quarter of 2014 to $10.7 billion driven by lower legal and related expenses ($376 million compared to $1.6 billion in the prior-year period) and repositioning costs ($81 million compared to $382 million in the prior-year period), as well as the impact of FX translation (which lowered expenses by approximately $759 million in the third quarter of 2015 compared to the prior-year period). Excluding the impact of FX translation, Citigroup’s expenses declined 13%, mainly driven by the lower legal and related expenses and repositioning costs.
Excluding the impact of FX translation on Citicorp, which lowered reported expenses by approximately $698 million in the third quarter of 2015 compared to the prior-year period, Citicorp expenses decreased 13% mainly driven by significantly lower legal and related expenses and repositioning costs. Citicorp expenses in the third quarter of 2015 included legal and related expenses of $259 million, compared to $1.4 billion in the prior-year period, and $41 million of repositioning charges, compared to $370 million in the prior-year period.
Citi Holdings’ expenses were $1.1 billion, down 15% from the prior-year period, primarily driven by the ongoing decline in Citi Holdings assets.

Credit Costs
Citi’s total provisions for credit losses and for benefits and claims of $1.8 billion increased 5% from the prior-year period, as a lower net loan loss reserve release was partially offset by lower net credit losses.
Net credit losses of $1.7 billion declined 21% versus the prior-year period. Consumer net credit losses declined 24% to $1.6 billion, reflecting continued improvements in North

America Citi-branded cards and Citi retail services in Citicorp as well as the North America mortgage portfolio within Citi Holdings. Corporate net credit losses increased to $46 million from negative $18 million in the prior-year period, with the increase related to a limited number of corporate loans.
The net release of the allowance for loan losses and unfunded lending commitments was $16 million in the third quarter of 2015, compared to a $552 million release in the prior-year period. Citicorp’s net reserve build was $212 million, compared to a net loan loss reserve release of $414 million in the prior-year period. The build in the third quarter of 2015 was primarily driven by net loan loss reserve builds in the Institutional Clients Group (ICG), including approximately $140 million for energy and energy-related exposures (for additional information, see “Institutional Clients Group” and “Credit Risk” below). Citi Holdings’ net reserve release increased $90 million from the prior-year period to $228 million, primarily reflecting the impact of asset sales.
For additional information on Citi’s credit costs and allowance for loan losses, including delinquency trends in its credit portfolios, see “Credit Risk” below.

Capital
Citi continued to grow its regulatory capital during the third quarter of 2015, even as it returned approximately $2.1 billion of capital to its shareholders in the form of common stock repurchases and dividends. Citigroup’s Tier 1 Capital and Common Equity Tier 1 Capital ratios, on a fully implemented basis, were 12.9% and 11.7% as of September 30, 2015, respectively, compared to 11.4% and 10.6% as of September 30, 2014 (all based on the Basel III Advanced Approaches for determining risk-weighted assets). Citigroup’s Supplementary Leverage ratio as of September 30, 2015, on a fully implemented basis, was 6.9%, compared to 6.0% as of September 30, 2014. For additional information on Citi’s capital ratios and related components, including the impact of Citi’s DTAs on its capital ratios, see “Capital Resources” and “Income Taxes” below.

Citicorp
Citicorp net income increased 62% from the prior-year period to $4.3 billion. CVA/DVA, recorded in ICG, was $221 million ($143 million after-tax) in the third quarter of 2015, compared to negative $316 million (negative $194 million after-tax) in the prior-year period (for a summary of CVA/DVA by business within ICG, see “Institutional Clients Group” below).
Excluding CVA/DVA, Citicorp’s net income was $4.1 billion, up 46% from the prior-year period, primarily driven by lower expenses and a lower effective tax rate, partially offset by lower revenues and the higher cost of credit.
Citicorp revenues, net of interest expense, decreased 2% from the prior-year period to $17.3 billion. Excluding CVA/DVA, Citicorp revenues were $17.1 billion in the third quarter of 2015, down 5% from the prior-year period, reflecting a 3% decline in ICG and an 8% decrease in Global Consumer Banking (GCB) revenues. As referenced above, excluding CVA/DVA and the impact of FX translation, Citicorp’s revenues grew 1%.

GCB revenues of $8.5 billion decreased 8% versus the prior-year period. Excluding the impact of FX translation, GCB revenues decreased 1%, as decreases in North America GCB and Asia GCB were partially offset by an increase in Latin America GCB. North America GCB revenues decreased 4% to $4.8 billion, as lower revenues in Citi-branded cards and Citi retail services were partially offset by higher retail banking revenues. Citi-branded cards revenues of $1.9 billion were down 9% versus the prior-year period, reflecting the continued impact of lower average loans as well as an increase in acquisition and rewards costs related to new account acquisitions. Citi retail services revenues of $1.6 billion declined 2% versus the prior-year period, reflecting the continued impact of lower fuel prices and higher contractual partner payments. Retail banking revenues increased 3% from the prior-year period to $1.3 billion, reflecting continued loan and deposit growth and improved deposit spreads, partially offset by a lower mortgage repurchase reserve release as compared to the prior-year period. North America GCB average deposits of $172 billion increased 1% year-over-year and average retail loans of $50 billion grew 7%. Average card loans of $107 billion decreased 2%, while purchase sales of $66 billion increased 5% versus the prior-year period. For additional information on the results of operations of North America GCB for the third quarter of 2015, see “Global Consumer Banking—North America GCB” below.
International GCB revenues (consisting of EMEA GCB, Latin America GCB and Asia GCB) decreased 13% versus the prior-year period to $3.6 billion. Excluding the impact of FX translation, international GCB revenues increased 2% versus the prior-year period. Latin America GCB revenues increased 11% versus the prior-year period, including a gain of approximately $180 million related to the sale of Citi’s merchant acquiring business in Mexico. Excluding the gain, Latin America GCB revenues were approximately unchanged from the prior-year period, as modest increases in loan and deposit balances were offset by the continued impact of spread compression. Asia GCB revenues declined 6% versus the prior-year period, reflecting lower investment sales revenues as well as continued high payment rates and the ongoing impact of regulatory changes in cards, partially offset by growth in lending, deposit and insurance products. For additional information on the results of operations of Latin America GCB and Asia GCB (which includes the results of operations of EMEA GCB for reporting purposes) for the third quarter of 2015, including the impact of FX translation, see “Global Consumer Banking” below. Year-over-year, international GCB average deposits of $126 billion increased 4%, average retail loans of $97 billion increased 3%, investment sales of $18 billion decreased 27%, average card loans of $25 billion increased 2% and card purchase sales of $25 billion increased 5%, all excluding the impact of FX translation.
ICG revenues were $8.6 billion in the third quarter of 2015, up 3% from the prior-year period. Excluding CVA/DVA, ICG revenues were $8.4 billion, down 3% from the prior-year period. Banking revenues of $4.0 billion, excluding CVA/DVA and the impact of mark-to-market gains on hedges related to accrual loans within corporate lending (see below), decreased 7% from the prior-year period, as lower underwriting activity and advisory revenues within investment banking as well as the impact of FX translation was only partially offset by continued growth in the private bank. Investment banking revenues of $937 million decreased 25% versus the prior-year period. Advisory revenues decreased 24% from strong results in the prior-year period to $243 million. Debt underwriting revenues decreased 17% to $525 million, driven by high yield and leveraged loans, while equity underwriting decreased 43% to $169 million, reflecting lower industry-wide underwriting activity during the quarter. Private bank revenues, excluding CVA/DVA, increased 8% to $715 million from the prior-year period, driven by strong growth in managed investments revenue as well as higher loan and deposit balances.
Corporate lending revenues increased 41% to $755 million, including $352 million of mark-to-market gains on hedges related to accrual loans, compared to a $91 million gain in the prior-year period. Excluding the mark-to-market impact on hedges related to accrual loans in both periods, corporate lending revenues declined 9% versus the prior-year period to $403 million. Excluding the impact of FX translation and the mark-to-market impact of loan hedges, corporate lending revenues decreased 4% year-over-year, as growth in average loans was more than offset by the impact of lower spreads and the impact of loan sale activity. Treasury and trade solutions revenues of $1.9 billion were approximately unchanged versus the prior-year period. Excluding the impact of FX translation, treasury and trade solutions revenues increased 7%, as continued growth in deposit balances and spreads was partially offset by lower trade revenues.
Markets and securities services revenues of $4.0 billion, excluding CVA/DVA, decreased 5% from the prior-year period. Fixed income markets revenues of $2.6 billion, excluding CVA/DVA, decreased 16% from the prior-year period, reflecting lower client activity levels and a less favorable trading environment versus the prior-year period. Equity markets revenues of $996 million, excluding CVA/DVA, increased 31% versus the prior-year period. Excluding the impact of reversing $140 million of the previously-disclosed valuation adjustment recognized in the second quarter of 2015 ($175 million), equity markets revenues increased 12% from the prior-year period driven by growth in derivatives. Securities services revenues of $513 million decreased 4% versus the prior-year period, but increased 7% excluding the impact of FX translation, reflecting increased activity and higher client balances. For additional information on the results of operations of ICG for the third quarter of 2015, including the impact of CVA/DVA on the applicable businesses, see “Institutional Clients Group” below.
Corporate/Other revenues were $218 million, a $136 million increase from the prior-year period, primarily driven by gains on debt buybacks. For additional information on the results of operations of Corporate/Other for the third quarter of 2015, see “Corporate/Other” below.
Citicorp end-of-period loans were approximately unchanged from the prior-year period at $567 billion, as consumer loans decreased 5% while corporate loans increased

4%. Excluding the impact of FX translation, Citicorp loans grew 5%, with 8% growth in corporate loans and 2% growth in consumer loans.

Citi Holdings
Citi Holdings’ net income was $31 million in the third quarter of 2015, compared to $212 million in the prior-year period. CVA/DVA was negative $25 million (negative $16 million after-tax) in the third quarter of 2015, compared to negative $55 million (negative $34 million after-tax) in the prior-year period. Excluding the impact of CVA/DVA in both periods, Citi Holdings’ net income was $47 million in the current quarter, compared to $246 million in the prior-year period, primarily reflecting lower revenues, partially offset by lower expenses and lower cost of credit.
Citi Holdings’ revenues decreased 32% to $1.4 billion from the prior-year period, primarily driven by a lower level of net gains on asset sales as well as the overall wind-down of the portfolio. For additional information on the results of operations of Citi Holdings in the third quarter of 2015, see “Citi Holdings” below.
At the end of the current quarter, Citi Holdings’ assets were $110 billion, 20% below the prior-year period, and represented approximately 6% of Citi’s total GAAP assets and 13% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Third Quarter			Nine Months
In millions of dollars, except per-share amounts and ratios	2015	2014	% Change	2015	2014	% Change
Net interest revenue	$11,773	$12,187	(3)%	$35,167	$35,892	(2)%
Non-interest revenue	6,919	7,502	(8)	22,731	23,428	(3)%
Revenues, net of interest expense	$18,692	$19,689	(5)%	$57,898	$59,320	(2)%
Operating expenses	10,669	12,955	(18)	32,481	40,625	(20)%
Provisions for credit losses and for benefits and claims	1,836	1,750	5	5,399	5,454	(1)%
Income from continuing operations before income taxes	$6,187	$4,984	24%	$20,018	$13,241	51%
Income taxes	1,881	2,068	(9)	6,037	6,120	(1)%
Income from continuing operations	$4,306	$2,916	48%	$13,981	$7,121	96%
Income (loss) from discontinued operations, net of taxes (1)	(10)	(16)	38%	(9)	(1)	NM
Net income before attribution of noncontrolling interests	$4,296	$2,900	48%	$13,972	$7,120	96%
Net income attributable to noncontrolling interests	5	59	(92)	65	154	(58)%
Citigroup’s net income	$4,291	$2,841	51	$13,907	$6,966	100%
Less:
Preferred dividends—Basic	$174	$128	36%	$504	$352	43%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	56	44	27	182	108	69%
Income allocated to unrestricted common shareholders for basic and diluted EPS	$4,061	$2,669	52%	$13,221	$6,506	NM
Earnings per share
Basic
Income from continuing operations	$1.36	$0.89	53%	$4.39	$2.14	NM
Net income	1.36	0.88	55	4.38	2.14	NM
Diluted
Income from continuing operations	$1.36	$0.88	55%	$4.38	$2.14	NM
Net income	1.35	0.88	53	4.38	2.14	NM
Dividends declared per common share	0.05	0.01	NM	0.11	0.03	NM

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

	Citigroup Inc. and Consolidated Subsidiaries
	Third Quarter			Nine Months
In millions of dollars, except per-share amounts, ratios and direct staff	2015	2014	% Change	2015	2014	% Change
At September 30:
Total assets	$1,808,356	$1,882,505	(4)%
Total deposits (2)	904,243	942,655	(4)
Long-term debt	213,533	223,842	(5)
Citigroup common stockholders’ equity	205,630	202,960	1
Total Citigroup stockholders’ equity	220,848	211,928	4
Direct staff (in thousands)	239	243	(2)
Performance metrics
Return on average assets	0.94%	0.59%		1.01%	0.49%
Return on average common stockholders’ equity (3)	8.0	5.3		8.8	4.4
Return on average total stockholders’ equity (3)	7.7	5.3		8.6	4.4
Efficiency ratio (Operating expenses/Total revenues)	57	66		56	68
Basel III ratios—full implementation
Common Equity Tier 1 Capital (4)	11.67%	10.64%
Tier 1 Capital (4)	12.91	11.41
Total Capital (4)	14.60	12.76
Supplementary Leverage ratio (5)	6.85	5.98
Citigroup common stockholders’ equity to assets	11.37%	10.78%
Total Citigroup stockholders’ equity to assets	12.21	11.26
Dividend payout ratio (6)	4	1
Book value per common share	$69.03	$66.99	3%
Ratio of earnings to fixed charges and preferred stock dividends	2.92x	2.40x		3.04x	2.18x

(1)
Discontinued operations include Credicard, Citi Capital Advisors and Egg Banking credit card business. See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

(2)
Reflects reclassification of approximately $21 billion of deposits to held-for-sale (Other liabilities) as a result of the agreement in December 2014 to sell Citi’s retail banking business in Japan. See Note 2 to the Consolidated Financial Statements.

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

NM Not meaningful

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
The following tables show the income (loss) and revenues for Citigroup on a segment and business view:
CITIGROUP INCOME

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2015	2014		2015	2014
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$1,063	$1,183	(10)%	$3,270	$3,275	—%
Latin America	312	329	(5)	781	895	(13)
Asia (1)	307	382	(20)	986	961	3
Total	$1,682	$1,894	(11)%	$5,037	$5,131	(2)%
Institutional Clients Group
North America	$928	$920	1%	$2,921	$3,321	(12)%
EMEA	522	477	9	2,063	1,839	12
Latin America	389	294	32	1,272	1,061	20
Asia	571	652	(12)	1,953	1,636	19
Total	$2,410	$2,343	3%	$8,209	$7,857	4%
Corporate/Other	$183	$(1,537)	NM	$394	$(2,309)	NM
Total Citicorp	$4,275	$2,700	58%	$13,640	$10,679	28%
Citi Holdings	$31	$216	(86)%	$341	$(3,558)	NM
Income from continuing operations	$4,306	$2,916	48%	$13,981	$7,121	96%
Discontinued operations	$(10)	$(16)	38%	$(9)	$(1)	NM
Net income attributable to noncontrolling interests	5	59	(92)%	65	154	(58)%
Citigroup’s net income	$4,291	$2,841	51%	$13,907	$6,966	100%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2015	2014		2015	2014
CITICORP
Global Consumer Banking
North America	$4,821	$4,996	(4)%	$14,638	$14,573	—%
Latin America	1,923	2,172	(11)	5,606	6,391	(12)
Asia (1)	1,716	2,033	(16)	5,427	6,025	(10)
Total	$8,460	$9,201	(8)%	$25,671	$26,989	(5)%
Institutional Clients Group
North America	$3,273	$3,219	2%	$9,861	$9,934	(1)%
EMEA	2,417	2,252	7	7,723	7,453	4
Latin America	1,069	1,014	5	3,245	3,264	(1)
Asia	1,838	1,851	(1)	5,674	5,241	8
Total	$8,597	$8,336	3%	$26,503	$25,892	2%
Corporate/Other	$218	$82	NM	$800	$394	NM
Total Citicorp	$17,275	$17,619	(2)%	$52,974	$53,275	(1)%
Citi Holdings	$1,417	$2,070	(32)%	$4,924	$6,045	(19)%
Total Citigroup net revenues	$18,692	$19,689	(5)%	$57,898	$59,320	(2)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.
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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of consumer banking in North America, Latin America, EMEA and Asia) and Institutional Clients Group (which includes Banking and Markets and securities services). Citicorp also includes Corporate/Other. At September 30, 2015, Citicorp had $1.7 trillion of assets and $897 billion of deposits, representing 94% of Citi’s total assets and 99% of Citi’s total deposits, respectively.

	Third Quarter			Nine Months		% Change
In millions of dollars except as otherwise noted	2015	2014	% Change	2015	2014
Net interest revenue	$10,799	$11,068	(2)%	$32,137	$32,360	(1)%
Non-interest revenue	6,476	6,551	(1)	20,837	20,915	—
Total revenues, net of interest expense	$17,275	$17,619	(2)%	$52,974	$53,275	(1)%
Provisions for credit losses and for benefits and claims
Net credit losses	$1,445	$1,692	(15)%	$4,656	$5,305	(12)%
Credit reserve build (release)	128	(387)	NM	(113)	(1,085)	90
Provision for loan losses	$1,573	$1,305	21%	$4,543	$4,220	8%
Provision for benefits and claims	28	38	(26)	77	105	(27)
Provision for unfunded lending commitments	84	(27)	NM	5	(78)	NM
Total provisions for credit losses and for benefits and claims	$1,685	$1,316	28%	$4,625	$4,247	9%
Total operating expenses	$9,524	$11,609	(18)%	$29,075	$32,239	(10)%
Income from continuing operations before taxes	$6,066	$4,694	29%	$19,274	$16,789	15%
Income taxes	1,791	1,994	(10)	5,634	6,110	(8)
Income from continuing operations	$4,275	$2,700	58%	$13,640	$10,679	28%
Income (loss) from discontinued operations, net of taxes	(10)	(16)	38	(9)	(1)	NM
Noncontrolling interests	5	55	(91)	64	148	(57)
Net income	$4,260	$2,629	62%	$13,567	$10,530	29%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,698	$1,746	(3)%
Average assets	1,705	1,752	(3)	1,718	1,748	(2)%
Return on average assets	0.99%	0.60%		1.06%	0.81%
Efficiency ratio	55%	66%		55%	61%
Total EOP loans	$567	$569	—
Total EOP deposits	$897	$898	—
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical consumer banking businesses that provide traditional banking services to retail customers through retail banking, commercial banking, Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is a globally diversified business with 3,004 branches in 24 countries around the world as of September 30, 2015. At September 30, 2015, GCB had $388 billion of assets and $297 billion of deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	Third Quarter			Nine Months
In millions of dollars except as otherwise noted	2015	2014	% Change	2015	2014	% Change
Net interest revenue	$6,731	$7,120	(5)%	$20,124	$20,854	(4)%
Non-interest revenue	1,729	2,081	(17)	5,547	6,135	(10)
Total revenues, net of interest expense	$8,460	$9,201	(8)%	$25,671	$26,989	(5)%
Total operating expenses	$4,483	$4,975	(10)%	$13,653	$14,966	(9)%
Net credit losses	$1,411	$1,680	(16)%	$4,541	$5,150	(12)%
Credit reserve build (release)	(64)	(379)	83	(280)	(894)	69
Provision (release) for unfunded lending commitments	1	(2)	NM	(1)	(8)	88
Provision for benefits and claims	28	38	(26)	77	105	(27)
Provisions for credit losses and for benefits and claims	$1,376	$1,337	3%	$4,337	$4,353	—%
Income from continuing operations before taxes	$2,601	$2,889	(10)%	$7,681	$7,670	—%
Income taxes	919	995	(8)	2,644	2,539	4
Income from continuing operations	$1,682	$1,894	(11)%	$5,037	$5,131	(2)%
Noncontrolling interests	8	9	(11)	8	22	(64)
Net income	$1,674	$1,885	(11)%	$5,029	$5,109	(2)%
Balance Sheet data (in billions of dollars)
Average assets	$387	$410	(6)%	$392	$408	(4)%
Return on average assets	1.72%	1.82%		1.72%	1.68%
Efficiency ratio	53%	54%		53%	55%
Total EOP assets	$388	$410	(5)
Average deposits	299	306	(3)	$301	$306	(2)
Net credit losses as a percentage of average loans	2.01%	2.28%		2.16%	2.37%
Revenue by business
Retail banking	$3,732	$3,936	(5)%	$11,282	$11,570	(2)%
Cards (1)	4,728	5,265	(10)	14,389	15,419	(7)
Total	$8,460	$9,201	(8)%	$25,671	$26,989	(5)%
Income from continuing operations by business
Retail banking	$566	$536	6%	$1,695	$1,319	29%
Cards (1)	1,116	1,358	(18)	3,342	3,812	(12)
Total	$1,682	$1,894	(11)%	$5,037	$5,131	(2)%
(Table continues on next page.)

Foreign currency (FX) translation impact
Total revenue—as reported	$8,460	$9,201	(8)%	$25,671	$26,989	(5)%
Impact of FX translation (2)	—	(633)		—	(1,489)
Total revenues—ex-FX	$8,460	$8,568	(1)%	$25,671	$25,500	1%
Total operating expenses—as reported	$4,483	$4,975	(10)%	$13,653	$14,966	(9)%
Impact of FX translation (2)	—	(369)		—	(884)
Total operating expenses—ex-FX	$4,483	$4,606	(3)%	$13,653	$14,082	(3)%
Total provisions for LLR & PBC-as reported	$1,376	$1,337	3%	$4,337	$4,353	—%
Impact of FX translation (2)	—	(134)		—	(348)
Total provisions for LLR & PBC—ex-FX	$1,376	$1,203	14%	$4,337	$4,005	8%
Net income—as reported	$1,674	$1,885	(11)%	$5,029	$5,109	(2)%
Impact of FX translation (2)	—	(81)		—	(155)
Net income—ex-FX	$1,674	$1,804	(7)%	$5,029	$4,954	2%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2015 average exchange rates for all periods presented.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional banking and Citi-branded cards and Citi retail services to retail customers and small to mid-size businesses in the U.S. North America GCB’s 779 retail bank branches as of September 30, 2015 were largely concentrated in the greater metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. North America GCB continues to rationalize its branch footprint, including, as previously announced, the planned exit of approximately 50 branches by the end of the first quarter of 2016, which includes North America GCB’s branches in the Boston metropolitan area.
At September 30, 2015, North America GCB had approximately 11.0 million retail banking customer accounts, $50.6 billion of retail banking loans and $170.9 billion of deposits. In addition, North America GCB had approximately 112.8 million Citi-branded and Citi retail services credit card accounts, with $107.9 billion in outstanding card loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2015	2014		2015	2014
Net interest revenue	$4,423	$4,363	1%	$13,008	$12,761	2%
Non-interest revenue	398	633	(37)	1,630	1,812	(10)
Total revenues, net of interest expense	$4,821	$4,996	(4)%	$14,638	$14,573	—%
Total operating expenses	$2,270	$2,411	(6)%	$6,829	$7,199	(5)%
Net credit losses	$878	$1,019	(14)%	$2,839	$3,193	(11)%
Credit reserve build (release)	(61)	(341)	82	(270)	(1,009)	73
Provisions for benefits and claims	11	12	(8)	30	30	—
Provision for unfunded lending commitments	—	—	—	1	3	(67)
Provisions for credit losses and for benefits and claims	$828	$690	20%	$2,600	$2,217	17%
Income from continuing operations before taxes	$1,723	$1,895	(9)%	$5,209	$5,157	1%
Income taxes	660	712	(7)	1,939	1,882	3
Income from continuing operations	$1,063	$1,183	(10)%	$3,270	$3,275	—%
Noncontrolling interests	1	—	100	—	(1)	100
Net income	$1,062	$1,183	(10)%	$3,270	$3,276	—%
Balance Sheet data (in billions of dollars)
Average assets	$208	$211	(1)%	$207	$210	(1)%
Return on average assets	2.03%	2.22%		2.11%	2.09%
Efficiency ratio	47%	48%		47%	49%
Average deposits	$172.3	$170.4	1	$171.6	$170.7	1
Net credit losses as a percentage of average loans	2.22%	2.59%		2.44%	2.75%
Revenue by business
Retail banking	$1,275	$1,232	3%	$3,930	$3,553	11%
Citi-branded cards	1,930	2,118	(9)	5,872	6,168	(5)
Citi retail services	1,616	1,646	(2)	4,836	4,852	—
Total	$4,821	$4,996	(4)%	$14,638	$14,573	—%
Income from continuing operations by business
Retail banking	$144	$107	35%	$530	$215	NM
Citi-branded cards	522	636	(18)	1,560	1,755	(11)
Citi retail services	397	440	(10)	1,180	1,305	(10)
Total	$1,063	$1,183	(10)%	$3,270	$3,275	—%

NM Not meaningful

3Q15 vs. 3Q14
Net income decreased 10% due to a lower net loan loss reserve release and lower revenues, partially offset by lower expenses and lower net credit losses.
Revenues decreased 4%, reflecting lower revenues in Citi-branded cards and Citi retail services, partially offset by higher revenues in retail banking. Net interest revenue increased 1%, primarily due to continued volume growth in retail banking and improved deposit spreads, which more than offset the continued impact of lower average loans in Citi-branded cards. Non-interest revenue decreased 37%, largely driven by an increase in acquisition and rewards costs related to new account acquisitions in Citi-branded cards as well as the impact of a lower mortgage repurchase reserve release in retail banking as compared to the prior-year period (approximately $50 million). The decrease in non-interest revenues was also due to a continued decline in Citi retail services non-interest revenues, primarily reflecting higher contractual partner payments.
Retail banking revenues increased 3% due to 7% growth in average loans, 7% growth in checking deposits and the improved deposit spreads, partially offset by lower mortgage origination revenues and the lower mortgage repurchase reserve release. This growth occurred despite the fact that, consistent with GCB’s strategy, since the third quarter of 2014, North America GCB has closed or sold 116 branches (a 13% decline from the prior-year period).
Cards revenues declined 6% due to a 2% decrease in average loans, partially offset by a 5% increase in purchase sales. In Citi-branded cards, revenues decreased 9%, primarily reflecting the increase in acquisition and rewards costs related to new account acquisitions and the continued impact of lower average loans (down 3%), partially offset by an 8% increase in purchase sales. The modest decline in average loans was driven primarily by continued high customer payment rates. North America GCB expects these trends in its Citi-branded cards businesses to continue in the near term.
Citi retail services revenues declined 2% driven by the continued impact of lower fuel prices and higher contractual partner payments, as the business continued to share the benefits of higher yields and lower net credit losses with its retail partners, partially offset by the impact of higher spreads and volumes. Purchase sales in Citi retail services increased 1% from the prior-year period, as the continued impact of lower fuel prices was offset by volume growth.
Expenses decreased 6%, primarily due to ongoing cost reduction initiatives, including as a result of the branch rationalization strategy, and lower repositioning charges, partially offset by increased investment spending in Citi-branded cards.
Provisions increased 20% due to lower net loan loss reserve releases (82%), partially offset by lower net credit losses (14%). Net credit losses declined in Citi-branded cards (down 16% to $443 million) and in Citi retail services (down 12% to $401 million). The lower net loan loss reserve release reflected continued stabilization in the cards portfolios.

2015 YTD vs. 2014 YTD
Year-to-date, North America GCB has experienced similar trends to those described above. Net income was unchanged, as lower expenses and lower net credit losses were offset by a lower net loan loss reserve release.
Revenues were unchanged, as higher revenues in retail banking were offset by lower revenues in Citi-branded cards. Retail banking revenues increased 11%, primarily due to the same factors described above. Cards revenues decreased 3%, as Citi-branded cards revenues decreased 5%, driven by the same factors described above. Citi retail services revenues were unchanged, as the continued impact of lower fuel prices and higher contractual payments were offset by the impact of higher spreads and volumes.
Expenses decreased 5%, driven by the same factors described above.
Provisions increased 17% due to the lower net loan loss reserve releases (73%), partially offset by lower net credit losses (11%) driven by improvement in cards.

LATIN AMERICA GCB
Latin America GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest presence in Mexico. Latin America GCB includes branch networks throughout Latin America as well as Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank, with 1,495 branches as of September 30, 2015.
At September 30, 2015, Latin America GCB had 1,697 retail branches, with approximately 31.5 million retail banking customer accounts, $23.9 billion in retail banking loans and $38.8 billion in deposits. In addition, the business had approximately 7.9 million Citi-branded card accounts with $7.5 billion in outstanding loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2015	2014		2015	2014
Net interest revenue	$1,187	$1,472	(19)%	$3,670	$4,268	(14)%
Non-interest revenue	736	700	5	1,936	2,123	(9)
Total revenues, net of interest expense	$1,923	$2,172	(11)%	$5,606	$6,391	(12)%
Total operating expenses	$1,080	$1,272	(15)%	$3,322	$3,729	(11)%
Net credit losses	$355	$460	(23)%	$1,164	$1,350	(14)%
Credit reserve build (release)	61	(4)	NM	90	156	(42)
Provision (release) for unfunded lending commitments	1	(1)	NM	1	(1)	NM
Provision for benefits and claims	17	26	(35)	47	75	(37)
Provisions for credit losses and for benefits and claims (LLR & PBC)	$434	$481	(10)%	$1,302	$1,580	(18)%
Income from continuing operations before taxes	$409	$419	(2)%	$982	$1,082	(9)%
Income taxes	97	90	8	201	187	7
Income from continuing operations	$312	$329	(5)%	$781	$895	(13)%
Noncontrolling interests	1	2	(50)	3	6	(50)
Net income	$311	$327	(5)%	$778	$889	(12)%
Balance Sheet data (in billions of dollars)
Average assets	$60	$76	(21)%	$65	$76	(14)%
Return on average assets	2.06%	1.71%		1.60%	1.58%
Efficiency ratio	56%	59%		59%	58%
Average deposits	$39.6	$45.0	(12)	$41.2	$44.7	(8)
Net credit losses as a percentage of average loans	4.42%	4.75%		4.65%	4.76%
Revenue by business
Retail banking	$1,369	$1,452	(6)%	$3,889	$4,303	(10)%
Citi-branded cards	554	720	(23)	1,717	2,088	(18)
Total	$1,923	$2,172	(11)%	$5,606	$6,391	(12)%
Income from continuing operations by business
Retail banking	$235	$189	24%	$532	$599	(11)%
Citi-branded cards	77	140	(45)	249	296	(16)
Total	$312	$329	(5)%	$781	$895	(13)%
Foreign currency (FX) translation impact
Total revenues—as reported	$1,923	$2,172	(11)%	$5,606	$6,391	(12)%
Impact of FX translation (1)	—	(433)		—	(1,028)
Total revenues—ex-FX	$1,923	$1,739	11%	$5,606	$5,363	5%
Total operating expenses—as reported	$1,080	$1,272	(15)%	$3,322	$3,729	(11)%
Impact of FX translation (1)	—	(234)		—	(544)
Total operating expenses—ex-FX	$1,080	$1,038	4%	$3,322	$3,185	4%
Provisions for LLR & PBC—as reported	$434	$481	(10)%	$1,302	$1,580	(18)%
Impact of FX translation (1)	—	(107)		—	(279)
Provisions for LLR & PBC—ex-FX	$434	$374	16%	$1,302	$1,301	—%
Net income—as reported	$311	$327	(5)%	$778	$889	(12)%
Impact of FX translation (1)	—	(62)		—	(138)
Net income—ex-FX	$311	$265	17%	$778	$751	4%

(1)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2015 average exchange rates for all periods presented.
NM Not Meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

3Q15 vs. 3Q14
Net income increased 17%, primarily due to higher revenues, partially offset by higher expenses and higher credit costs.
Revenues increased 11%, primarily due to the approximately $180 million gain on sale related to the Mexico merchant acquiring business. Excluding this gain, revenues were relatively unchanged, as the impact of modest volume growth was offset by the continued impact of spread compression, as well as continued slow economic growth in the region. Net interest revenue increased 2% due to loan and deposit growth, partially offset by the ongoing spread compression. Non-interest revenue increased 29%, primarily driven by the gain on sale related to the merchant acquiring business in Mexico.
Retail banking revenues increased 1%, excluding the gain on sale related to the merchant acquiring business, reflecting volume growth, including an increase in average loans (5%) and average deposits (4%). Cards revenues decreased 2%, primarily driven by Mexico, due to declines in average loans and slower growth in purchase sales in Mexico resulting from lower economic growth and ongoing shifts in consumer behavior, including due to the previously disclosed fiscal reforms. Latin America GCB expects cards revenues in Mexico could continue to be impacted by these trends in the near term.
Expenses increased 4%, primarily due to increased regulatory and compliance spending, mandatory salary increases in certain countries and technology infrastructure upgrades, partially offset by lower legal and related costs, lower repositioning charges and efficiency savings.
Provisions increased 16%, primarily due to a higher net loan loss reserve build, partially offset by a 1% decline in net credit losses. The net loan loss reserve build increased by $63 million in part due to a weaker macroeconomic environment in Brazil. Despite this increase and the continued weaker economic environment in Brazil, Citi does not currently expect its consumer exposure in Brazil will have a material impact on its overall GCB cost of credit going forward (for additional information on Citi’s consumer exposures in Brazil, see “Managing Global Risk—Country Risk” below).

Argentina/Venezuela
For additional information on Citi’s exposures and risks in Argentina and Venezuela, see “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk—Country Risk” below.

2015 YTD vs. 2014 YTD
Year-to-date, Latin America GCB has experienced similar trends to those described above. Net income increased 4%, primarily due to higher revenues, partially offset by higher expenses.
Revenues increased 5%, primarily due to the gain on sale related to the merchant acquiring business in Mexico. Excluding this gain, revenues increased 1%, as volume growth (3% increase in average loans and 5% increase in average deposits) was partially offset by the impact of business divestitures in the prior-year period, including the sale of the Honduras consumer business in the second quarter of 2014 and the partial sale of Citi’s indirect investment in Banco de Chile in the first quarter of 2014. Net interest revenue increased 3% due to loan and deposit growth, partially offset by ongoing spread compression and the impact of the business divestitures in the prior-year period. Non-interest revenue increased 7%, primarily due to the gain on sale related to the merchant acquiring business in Mexico, partially offset by the impact of the business divestitures in the prior-year period. Retail banking revenues increased 8%, mainly driven by the net impact of the gain on sale related to the merchant acquiring business in Mexico and the partial sale of Citi’s indirect investment in Banco de Chile in the prior-year period. Cards revenues declined 1%, driven by the same factors described above.
Expenses increased 4%, driven by the factors described above.
Provisions were unchanged, as a lower net loan loss reserve build, was offset by higher net credit losses. Net credit losses increased 5%, primarily driven by portfolio growth. The net loan loss reserve build declined 32% due to a lower build related to Mexico cards, partially offset by higher builds in Brazil.

ASIA GCB
Asia GCB provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, with the largest Citi presence in Singapore, Korea, Hong Kong, India, Australia, Taiwan, China, Thailand, Malaysia and the Philippines as of September 30, 2015. In addition, for reporting purposes, Asia GCB includes the results of operations of EMEA GCB, which provides traditional banking and Citi-branded card services to retail customers and small to mid-size businesses, primarily in Poland, Russia and the United Arab Emirates.
At September 30, 2015, on a combined basis, the businesses had 528 retail branches, approximately 17.7 million retail banking customer accounts, $71.4 billion in retail banking loans and $87.1 billion in deposits. In addition, the businesses had approximately 17.1 million Citi-branded card accounts with $17.0 billion in outstanding loan balances.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted (1)	2015	2014		2015	2014
Net interest revenue	$1,121	$1,285	(13)%	$3,446	$3,825	(10)%
Non-interest revenue	595	748	(20)	1,981	2,200	(10)
Total revenues, net of interest expense	$1,716	$2,033	(16)%	$5,427	$6,025	(10)%
Total operating expenses	$1,133	$1,292	(12)%	$3,502	$4,038	(13)%
Net credit losses	$178	$201	(11)%	$538	$607	(11)%
Credit reserve build (release)	(64)	(34)	(88)	(100)	(41)	NM
Provision for unfunded lending commitments	—	(1)	100	(3)	(10)	70
Provisions for credit losses	$114	$166	(31)%	$435	$556	(22)%
Income from continuing operations before taxes	$469	$575	(18)%	$1,490	$1,431	4%
Income taxes	162	193	(16)	504	470	7
Income from continuing operations	$307	$382	(20)%	$986	$961	3%
Noncontrolling interests	6	7	(14)	5	17	(71)
Net income	$301	$375	(20)%	$981	$944	4%
Balance Sheet data (in billions of dollars)
Average assets	$119	$123	(3)%	$120	$122	(2)%
Return on average assets	1.00%	1.21%		1.09%	1.03%
Efficiency ratio	66%	64%		65%	67%
Average deposits	$86.6	$91.0	(5)	$88.2	$90.2	(2)
Net credit losses as a percentage of average loans	0.79%	0.81%		0.78%	0.84%
Revenue by business
Retail banking	$1,088	$1,252	(13)%	$3,463	$3,714	(7)%
Citi-branded cards	628	781	(20)	1,964	2,311	(15)
Total	$1,716	$2,033	(16)%	$5,427	$6,025	(10)%
Income from continuing operations by business
Retail banking	$187	$240	(22)%	$633	$505	25%
Citi-branded cards	120	142	(15)	353	456	(23)
Total	$307	$382	(20)%	$986	$961	3%

Foreign currency (FX) translation impact
Total revenues—as reported	$1,716	$2,033	(16)%	$5,427	$6,025	(10)%
Impact of FX translation (2)	—	(200)		—	(461)
Total revenues—ex-FX	$1,716	$1,833	(6)%	$5,427	$5,564	(2)%
Total operating expenses—as reported	$1,133	$1,292	(12)%	$3,502	$4,038	(13)%
Impact of FX translation (2)	—	(135)		—	(340)
Total operating expenses—ex-FX	$1,133	$1,157	(2)%	$3,502	$3,698	(5)%
Provisions for loan losses—as reported	$114	$166	(31)%	$435	$556	(22)%
Impact of FX translation (2)	—	(27)		—	(69)
Provisions for loan losses—ex-FX	$114	$139	(18)%	$435	$487	(11)%
Net income—as reported	$301	$375	(20)%	$981	$944	4%
Impact of FX translation (2)	—	(19)		—	(17)
Net income—ex-FX	$301	$356	(15)%	$981	$927	6%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(2)	Reflects the impact of foreign exchange (FX) translation into U.S. dollars at the third quarter of 2015 average exchange rates for all periods presented.

NM	Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

3Q15 vs. 3Q14
Net income decreased 15%, primarily due to lower revenues, partially offset by lower expenses and lower credit costs.
Revenues decreased 6% driven by an industry-wide slowdown in activity in the region during the quarter, reflecting changes in consumer sentiment due to slowing economic growth and volatility in the capital markets. Non-interest revenue decreased 14%, primarily due to lower investment sales revenues. Net interest revenue decreased 2% driven by the ongoing impact of regulatory changes and continued spread compression in cards.
Retail banking revenues decreased 5%, primarily due to a 20% decline in investment sales driven by the market and consumer sentiment factors described above, partially offset by increased lending (2% increase in average loans) and deposit products (4% increase in average deposits) and higher insurance fee revenues.
Cards revenues decreased 8%, primarily due to continued high payment rates, spread compression and the ongoing impact of regulatory changes, particularly in Singapore, Taiwan, Australia, Malaysia and Poland. While purchase sales grew 3% and average loans grew 3%, such growth was negatively impacted by the continued high payment rates. Asia GCB expects these negative impacts to cards revenues could continue in the near term.
Expenses decreased 2%, largely due to lower repositioning charges and efficiency savings, partially offset by higher regulatory and compliance costs.
Provisions decreased 18%, primarily due to a higher net loan loss reserve release, primarily in Malaysia and Korea, partially offset by higher net credit losses driven by portfolio growth.

Russia
For additional information on Citi’s exposures and risks in Russia, see “EMEA GCB” and “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk—Country Risk” below.

2015 YTD vs. 2014 YTD
Year-to-date, Asia GCB has experienced similar trends to those described above. Net income increased 6%, primarily due to lower expenses and lower credit costs, partially offset by lower revenues.
Revenues decreased 2%. Non-interest revenue decreased 4%, primarily driven by lower fee revenues. Net interest revenue decreased 1%, driven by the same factors described above. Retail banking revenues were unchanged, as higher insurance fee revenue and volumes (average retail deposits increased 5%, average retail loans increased 3% and investment sales increased 8%) were offset by continued spread compression and regulatory changes, particularly in Poland. Cards revenues decreased 6%, driven by the same factors described above.
Expenses decreased 5%, largely due to lower repositioning charges, including the absence of approximately $270 million of repositioning charges in Korea in the second quarter of 2014, and efficiency savings, partially offset by higher regulatory and compliance costs, investment spending and volume-related growth.
Provisions decreased 11%, primarily due to a higher net loan loss reserve release and modestly lower net credit losses.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in over 95 countries and jurisdictions. At September 30, 2015, ICG had approximately $1.3 trillion of assets and $595 billion of deposits, while two of its businesses, securities services and issuer services, managed approximately $14.9 trillion of assets under custody compared to $15.0 trillion at the end of the prior-year period.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2015	2014		2015	2014
Commissions and fees	$954	$1,015	(6)%	$2,935	$3,021	(3)%
Administration and other fiduciary fees	590	626	(6)%	1,856	1,901	(2)
Investment banking	828	1,047	(21)%	3,082	3,261	(5)
Principal transactions	1,208	1,396	(13)%	5,203	5,576	(7)
Other	885	241	NM	1,300	484	NM
Total non-interest revenue	$4,465	$4,325	3%	$14,376	$14,243	1%
Net interest revenue (including dividends)	4,132	4,011	3%	12,127	11,649	4
Total revenues, net of interest expense	$8,597	$8,336	3%	$26,503	$25,892	2%
Total operating expenses	$4,692	$4,912	(4)%	$14,145	$14,513	(3)%
Net credit losses	$34	$12	NM	$115	$155	(26)%
Credit reserve build (release)	192	(8)	NM	167	(191)	NM
Provision (release) for unfunded lending commitments	83	(25)	NM	6	(70)	NM
Provisions for credit losses	$309	$(21)	NM	$288	$(106)	NM
Income from continuing operations before taxes	$3,596	$3,445	4%	$12,070	$11,485	5%
Income taxes	1,186	1,102	8%	3,861	3,628	6
Income from continuing operations	$2,410	$2,343	3%	$8,209	$7,857	4%
Noncontrolling interests	(6)	42	NM	45	87	(48)
Net income	$2,416	$2,301	5%	$8,164	$7,770	5%
Average assets (in billions of dollars)	$1,260	$1,279	(1)%	$1,271	$1,284	(1)%
Return on average assets	0.76%	0.71%		0.86%	0.81%
Efficiency ratio	55%	59%		53%	56%
CVA/DVA after-tax	$143	$(194)	NM	$289	$(218)	NM
Net income ex-CVA/DVA	$2,273	$2,495	(9)%	$7,875	$7,988	(1)%
Revenues by region
North America	$3,273	$3,219	2%	$9,861	$9,934	(1)%
EMEA	2,417	2,252	7%	7,723	7,453	4
Latin America	1,069	1,014	5%	3,245	3,264	(1)
Asia	1,838	1,851	(1)%	5,674	5,241	8
Total	$8,597	$8,336	3%	$26,503	$25,892	2%

Income from continuing operations by region
North America	$928	$920	1%	$2,921	$3,321	(12)%
EMEA	522	477	9%	2,063	1,839	12
Latin America	389	294	32%	1,272	1,061	20
Asia	571	652	(12)%	1,953	1,636	19
Total	$2,410	$2,343	3%	$8,209	$7,857	4%
Average loans by region (in billions of dollars)
North America	$128	$111	15%	$123	$109	13%
EMEA	59	58	2%	59	58	2
Latin America	39	40	(3)%	39	40	(3)
Asia	62	69	(10)%	62	69	(10)
Total	$288	$278	4%	$283	$276	3%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$399	$381	5%
All other ICG businesses	196	182	8%
Total	$595	$563	6%

ICG Revenue Details—Excluding CVA/DVA and Gain/(Loss) on Loan Hedges(1)

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2015	2014		2015	2014
Investment banking revenue details
Advisory	$243	$318	(24)%	$799	$686	16%
Equity underwriting	169	298	(43)	696	994	(30)
Debt underwriting	525	633	(17)	1,923	1,961	(2)
Total investment banking	$937	$1,249	(25)%	$3,418	$3,641	(6)%
Treasury and trade solutions	1,933	1,934	—	5,777	5,835	(1)
Corporate lending—excluding gain/(loss) on loan hedges	403	444	(9)	1,293	1,316	(2)
Private bank	715	664	8	2,169	1,992	9
Total banking revenues (ex-CVA/DVA and gain/(loss) on loan hedges)	$3,988	$4,291	(7)%	$12,657	$12,784	(1)%
Corporate lending—gain/(loss) on loan hedges (2)	$352	$91	NM	$338	$30	NM
Total banking revenues (ex-CVA/DVA and including gain/(loss) on loan hedges)	$4,340	$4,382	(1)%	$12,995	$12,814	1%
Fixed income markets	$2,577	$3,064	(16)%	$9,122	$10,073	(9)%
Equity markets	996	763	31	2,522	2,304	9
Securities services	513	534	(4)	1,613	1,540	5
Other	(50)	(91)	45	(204)	(484)	58
Total Markets and securities services (ex-CVA/DVA)	$4,036	$4,270	(5)%	$13,053	$13,433	(3)%
Total ICG (ex-CVA/DVA)	$8,376	$8,652	(3)%	$26,048	$26,247	(1)%
CVA/DVA (excluded as applicable in lines above) (3)	221	(316)	NM	455	(355)	NM
Fixed income markets	187	(306)	NM	394	(368)	NM
Equity markets	37	(4)	NM	61	17	NM
Private bank	(3)	(6)	50	—	(4)	100
Total revenues, net of interest expense	$8,597	$8,336	3%	$26,503	$25,892	2%

(1)	Revenue details excluding CVA/DVA and gain/(loss) on loan hedges are non-GAAP financial measures. The reconciliation to the relevant GAAP financial measures are included in the table below.

(2)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection.

(3)	Funding valuation adjustments (FVA) is included within CVA for presentation purposes. For additional information, see Note 22 to the Consolidated Financial Statements.
NM Not meaningful

The discussion of the results of operations for ICG below excludes the impact of CVA/DVA for all periods presented. Presentations of the results of operations, excluding the impact of CVA/DVA and the impact of gains/(losses) on hedges on accrual loans, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

3Q15 vs. 3Q14
Net income decreased 9%, primarily driven by lower revenues and an increase in the cost of credit, partially offset by lower expenses.

•
Revenues decreased 3%, reflecting lower revenues in each of Markets and securities services (decrease of 5%) and Banking (decrease of 1%, or 7% excluding the gains/(losses) on hedges on accrual loans).

Within Banking:

•
Investment banking revenues decreased 25% reflecting lower industry-wide underwriting activity across all regions. Advisory revenues decreased 24% from a strong prior-year period. Equity underwriting revenues decreased 43%, particularly in Asia and EMEA, due to the lower industry-wide activity and a modest decline in wallet share resulting from continued share fragmentation. Debt underwriting revenues decreased 17%, driven by high yield debt and leveraged loans.

•
Treasury and trade solutions revenues were unchanged. Excluding the impact of FX translation, revenues increased 7%, as continued growth in deposit balances and improved spreads, particularly in EMEA and Latin America, were partially offset by continued declines in trade balances and spreads. End-of-period deposit balances increased 5% (10% excluding the impact of FX translation), while average trade loans decreased 11% (8% excluding the impact of FX translation).

•
Corporate lending revenues increased 41%. Excluding the gains/(losses) on hedges on accrual loans, revenues decreased 9% versus the prior-year period. Excluding the impact of FX translation and the gains/(losses) on hedges on accrual loans, corporate lending revenues decreased 4%, as lower spreads and the impact of loan sale activity were partially offset by continued growth in average loan balances.

•
Private bank revenues increased 8%, largely due to strength in North America, as growth in managed investments fee revenues as well as higher loan and deposit balances were partially offset by continued spread compression in lending and lower capital markets activity, particularly in Asia.

Within Markets and securities services:

•
Fixed income markets revenues decreased 16%, driven by lower client activity levels and a less favorable trading environment, particularly in spread products and G10 foreign exchange. The decline in revenues was primarily in North America and western Europe, partially offset by a 4% increase in revenues in the emerging markets. Spread products revenues declined due to lower activity levels in securitized and high yield credit products, particularly in North America, compared to a strong performance in the prior-year period. This decline was partially offset by increased municipals and investment-grade credit revenues. Rates and currencies revenues decreased, driven by G10 foreign exchange due to decreased client flows from a strong prior-year period.

•
Equity markets revenues increased 31% largely reflecting the impact of reversing $140 million of the previously-disclosed valuation adjustment recognized in the second quarter of 2015 ($175 million). Excluding the adjustment, revenues increased 12%, primarily reflecting growth in derivatives, particularly in North America and Asia, partially offset by lower revenues in EMEA.

•
Securities services revenues decreased 4%. Excluding the impact of FX translation, revenues increased 7%, particularly in Asia and EMEA, reflecting increased client activity and higher client balances, which drove growth in net interest revenue and custody and clearing fees.

Expenses decreased 4%, as higher regulatory and compliance costs were more than offset by the impact of FX translation, lower compensation expense, lower repositioning charges and efficiency savings.
Provisions increased $330 million, primarily due to a net loan loss reserve build ($275 million), compared to a net release ($33 million) in the prior-year period. The net loan loss reserve build included approximately $140 million for energy and energy-related exposures, with the remainder attributable to other corporate loan portfolios as well as overall volume growth (for additional information on Citi’s energy-related exposures, including the increase in corporate non-accrual loans during the third quarter of 2015, see “Managing Global Risk—Corporate Credit Risk Details” below). Continued low, or further deterioration in, energy and other commodity prices could lead to further energy-related loan loss reserve builds in the future. Net credit losses in the corporate credit portfolios during the third quarter of 2015 were $34 million.

Russia/Greece
For additional information on Citi’s exposures and risks in Russia, see “Institutional Clients Group” and “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk—Country Risk” below. For additional information on Citi’s exposures and risks in Greece, see “Risk Factors” in Citi’s 2014 Annual Report on Form 10-K and “Managing Global Risk—Country Risk” below.

2015 YTD vs. 2014 YTD
Net income decreased 1%, primarily driven by lower revenues and an increase in the cost of credit, partially offset by lower expenses.

•
Revenues decreased 1%, reflecting lower revenues in Markets and securities services (decrease of 3%), partially offset by higher revenues in Banking (increase of 1%, a decrease of 1% excluding the gains/(losses) on hedges on accrual loans).

Within Banking:

•
Investment banking revenues decreased 6%, largely reflecting lower industry-wide underwriting activity. Advisory revenues increased 16%, reflecting strength in the overall M&A market and sustained wallet share gains. Equity underwriting revenues decreased 30% due in part to the lower industry-wide activity as well as a decline in wallet share resulting from continued share fragmentation. Debt underwriting revenues decreased 2%, driven by the lower industry-wide activity, partially offset by wallet share gains in investment grade debt, primarily in North America.

•
Treasury and trade solutions revenues decreased 1%. Excluding the impact of FX translation, revenues increased 5%, driven by the same factors described above. Average trade loans decreased 13% (10% excluding the impact of FX translation).

•
Corporate lending revenues increased 21%. Excluding the gains/(losses) on hedges on accrual loans, revenues decreased 2%, as the impact of FX translation and lower spreads were partially offset by continued growth in average loan balances, lower hedge premium costs and an improvement in mark-to-market adjustments.

•
Private bank revenues increased 9%, primarily due to continued growth in loan and deposit balances as well as higher capital markets activity and managed investments fee revenues, partially offset by continued spread compression in lending.

Within Markets and securities services:

•
Fixed income markets revenues decreased 9%, driven by a decrease in spread products revenues, partially offset by growth in rates and currencies revenues. Spread products revenues declined, particularly credit markets and securitized markets in North America, due to lower activity in the period, as well as strong performance in the prior-year period. High yield credit, structured credit, securitized markets and municipals products all experienced lower activity levels due to lower risk appetite across the credit markets, partially offset by increased client activity in investment-grade credit products. Rates and currencies revenues increased, particularly in EMEA, due to increased client flows in G10 rates and local markets, driven in part by central bank actions and increased foreign exchange volatility, combined with strength in Asia. This increase was partially offset by the previously-disclosed modest loss on the Swiss franc revaluation early in the first quarter of 2015.

•	Equity markets revenues increased 9%, primarily due to growth in derivatives, particularly in Asia, partially offset by lower revenues in Latin America.

•	Securities services revenues increased 5%. Excluding the impact of FX translation, revenues increased 16%, driven by the same factors described above.

Expenses decreased 3%, primarily due to the impact of FX translation, lower repositioning charges and ongoing efficiency savings, partially offset by increased regulatory and compliance costs and increased investments.
Provisions increased $394 million, primarily due to a net loan loss reserve build ($173 million), compared to a net release ($261 million) in the prior-year period. The net loan loss reserve build primarily reflected builds for energy and energy-related exposures, partially offset by the release of previously-established loan loss reserves in the second quarter of 2015.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At September 30, 2015, Corporate/Other had $52 billion of assets, or 3% of Citigroup’s total assets. For additional information, see “Balance Sheet Review” and “Managing Global Risk—Market Risk—Funding and Liquidity” below.

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars	2015	2014		2015	2014
Net interest revenue	$(64)	$(63)	(2)%	$(114)	$(143)	20%
Non-interest revenue	282	145	94	914	537	70
Total revenues, net of interest expense	$218	$82	NM	$800	$394	NM
Total operating expenses	$349	$1,722	(80)%	$1,277	$2,760	(54)%
Provisions for loan losses and for benefits and claims	—	—	—%	—	—	—%
Loss from continuing operations before taxes	$(131)	$(1,640)	92%	$(477)	$(2,366)	80%
Income taxes (benefits)	(314)	(103)	NM	(871)	(57)	NM
Income (loss) from continuing operations	$183	$(1,537)	NM	$394	$(2,309)	NM
Income (loss) from discontinued operations, net of taxes	(10)	(16)	38%	(9)	(1)	NM
Net income (loss) before attribution of noncontrolling interests	$173	$(1,553)	NM	$385	$(2,310)	NM
Noncontrolling interests	3	4	(25)%	11	39	(72)%
Net income (loss)	$170	$(1,557)	NM	$374	$(2,349)	NM
NM Not meaningful

3Q15 vs. 3Q14
Net income was $170 million, compared to a net loss of $1.6 billion in the prior-year period, due to lower expenses and a lower effective tax rate.
Revenues increased $136 million to $218 million, primarily due to gains on debt buybacks.
Expenses decreased $1.4 billion to $349 million, primarily due to lower legal and related expenses ($167 million compared to $1.3 billion in the prior-year period) and lower repositioning charges.

2015 YTD vs. 2014 YTD
Year-to-date, Corporate/Other has experienced similar trends to those described above. Net income was $374 million, compared to a net loss of $2.3 billion in the prior-year period, primarily due to lower expenses, higher revenues and a lower tax rate due to the legal entity restructurings and the previously-disclosed resolution of certain state and local audits in the second quarter of 2015.
Revenues increased $406 million to $800 million, primarily due to the gains on debt buybacks and real estate sales in the second quarter of 2015 as well as higher revenues from sales of available-for-sale securities, partially offset by hedging activities.
Expenses decreased 54%, primarily due to lower legal and related expenses ($626 million compared to $1.7 billion in the prior-year period), the benefit of FX translation and lower repositioning charges.

CITI HOLDINGS
Citi Holdings contains businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. As of September 30, 2015, Citi Holdings assets were approximately $110 billion, a decrease of 20% year-over-year and 5% from June 30, 2015. The decline in assets of $6 billion from June 30, 2015 primarily consisted of divestitures and run-off. As of September 30, 2015, Citi had executed agreements to sell approximately $37 billion of additional assets, including the consumer businesses in Japan, Egypt, Costa Rica, Panama, Guatemala, Hungary and the Czech Republic, hedge fund services as well as OneMain Financial. Approximately $31 billion of these asset sales are currently expected to close prior to year-end, subject to regulatory approvals and other closing conditions.
As of September 30, 2015, consumer assets in Citi Holdings were approximately $98 billion, or approximately 89% of Citi Holdings assets. Of the consumer assets, approximately $48 billion, or 49%, consisted of North America mortgages (residential first mortgages and home equity loans). As of September 30, 2015, Citi Holdings represented approximately 6% of Citi’s GAAP assets and 13% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

	Third Quarter		% Change	Nine Months		% Change
In millions of dollars, except as otherwise noted	2015	2014		2015	2014
Net interest revenue	$974	$1,119	(13)%	$3,030	$3,532	(14)%
Non-interest revenue	443	951	(53)	1,894	2,513	(25)
Total revenues, net of interest expense	$1,417	$2,070	(32)%	$4,924	$6,045	(19)%
Provisions for credit losses and for benefits and claims
Net credit losses	$218	$405	(46)%	$884	$1,420	(38)%
Credit reserve release	(209)	(135)	(55)	(575)	(693)	17
Provision for loan losses	$9	$270	(97)%	$309	$727	(57)%
Provision for benefits and claims	161	167	(4)	490	490	—
Release for unfunded lending commitments	(19)	(3)	NM	(25)	(10)	NM
Total provisions for credit losses and for benefits and claims	$151	$434	(65)%	$774	$1,207	(36)%
Total operating expenses	$1,145	$1,346	(15)%	$3,406	$8,386	(59)%
Income (loss) from continuing operations before taxes	$121	$290	(58)%	$744	$(3,548)	NM
Income taxes (benefits)	90	74	22	403	10	NM
Income (loss) from continuing operations	$31	$216	(86)%	$341	$(3,558)	NM
Noncontrolling interests	—	4	(100)%	$1	$6	(83)%
Net Income (loss)	$31	$212	(85)%	$340	$(3,564)	NM
Total revenues, net of interest expense (excluding CVA/DVA)
Total revenues-as reported	$1,417	$2,070	(32)%	$4,924	$6,045	(19)%
CVA/DVA(1)	(25)	(55)	55	(20)	(42)	52%
Total revenues-excluding CVA/DVA	$1,442	$2,125	(32)%	$4,944	$6,087	(19)%
Balance sheet data (in billions of dollars)
Average assets	$113	$143	(21)%	$119	$148	(20)%
Return on average assets	0.11%	0.59%		0.38%	(3.22)%
Efficiency ratio	81%	65%		69%	139%
Total EOP assets	$110	$137	(20)%
Total EOP loans	55	85	(35)
Total EOP deposits	7	45	(84)

(1)	FVA is included within CVA for presentation purposes. For additional information, see Note 22 to the Consolidated Financial Statements.
NM Not meaningful

The discussion of the results of operations for Citi Holdings below excludes the impact of CVA/DVA for all periods presented. Presentations of the results of operations, excluding the impact of CVA/DVA, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

3Q15 vs. 3Q14
Net income decreased 81% to $47 million, primarily driven by lower revenues, partially offset by lower expenses and lower credit costs.
Revenues decreased 32%, primarily driven by a lower level of net gains on asset sales and the overall continued wind-down of the portfolio.
Expenses decreased 15%, primarily reflecting the ongoing decline in assets.
Provisions decreased 65%, driven by lower net credit losses and a higher net loss reserve release. Net credit losses declined 46%, primarily due to continued improvement in North America mortgages as well as divestiture activity. The net reserve release increased 65% to $228 million, primarily reflecting the impact of asset sales.

2015 YTD vs. 2014 YTD
Year-to-date, Citi Holdings has experienced similar trends to those described above. Net income was $353 million, an improvement from a net loss of $3.5 billion in the prior-year period, largely due to the impact of a $3.8 billion charge in the second quarter of 2014, which consisted of $3.7 billion of legal expenses and a $55 million loan loss reserve build ($3.7 billion after-tax), to settle legacy RMBS and CDO-related claims. Excluding the mortgage settlement, net income was $353 million, compared to net income of $188 million in the prior-year period, primarily reflecting lower expenses and lower credit costs, partially offset by lower revenues.
Revenues decreased 19%, primarily driven by the overall continued wind-down of the portfolio, lower gains on asset sales and the impact of recording of OneMain Financial net credit losses as a reduction in revenue beginning in the second quarter of 2015.
Expenses decreased 59%. Excluding the impact of the mortgage settlement, expenses decreased 27%, primarily reflecting lower legal and related expenses ($260 million compared to $925 million in the prior-year period) and the ongoing decline in assets.
Provisions decreased 36%. Excluding the impact of the mortgage settlement, provisions decreased 33%, driven by lower net credit losses, partially offset by a lower net loss reserve release. Net credit losses declined 38%, primarily due to the impact of the recording of OneMain Financial net credit losses as a reduction in revenue, continued improvements in North America mortgages and overall lower asset levels. Excluding the impact of the mortgage settlement, the net reserve release decreased 21% to $600 million, primarily due to lower releases related to the North America mortgage portfolio, partially offset by higher reserve releases related to asset sales.

Payment Protection Insurance (PPI)
As previously disclosed, the selling of PPI by financial institutions in the U.K. has been the subject of intense review and focus by U.K. regulators and, more recently, the U.K. Supreme Court (for additional information, see “Citi Holdings” in each of Citi’s Second Quarter of 2015 Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 3, 2014).
On October 2, 2015, the U.K. Financial Conduct Authority (FCA) announced that it would issue a consultation paper by the end of 2015 likely covering various topics relating to PPI, including determination of a “fair” sales commission and a framework for introducing a deadline for PPI complaints. It is currently uncertain when any final FCA rules on these matters will be effective (which the FCA anticipates would not be before spring 2016), or what impact, if any, the final rules or any renewed market attention on PPI will have on PPI customer complaints or Citi’s potential liability with respect thereto.

BALANCE SHEET REVIEW
The following sets forth a general discussion of the changes in certain of the more significant line items of Citi’s Consolidated Balance Sheet. For a description of and additional information on each of these balance sheet categories, see Notes 10, 12, 13, 14 and 17 to the Consolidated Financial Statements. For additional information on Citigroup’s liquidity resources, including its deposits, short-term and long-term debt and secured financing transactions, see “Managing Global Risk-Market Risk-Funding and Liquidity Risk” below.

In billions of dollars	Sept. 30, 2015	June 30, 2015	Dec. 31, 2014	Sept. 30, 2014	EOP 3Q15 vs. 2Q15 Increase (decrease)	% Change	EOP 3Q15 vs. 4Q14 Increase (decrease)	% Change	EOP 3Q15 vs. 3Q14 Increase (decrease)	% Change
Assets
Cash and deposits with banks	$160	$154	$160	$179	$6	4%	$—	—%	$(19)	(11)%
Federal funds sold and securities borrowed or purchased under agreements to resell	232	237	243	245	(5)	(2)	(11)	(5)	(13)	(5)
Trading account assets	267	279	297	291	(12)	(4)	(30)	(10)	(24)	(8)
Investments	342	332	333	333	10	3	9	3	9	3
Loans, net of unearned income	622	632	645	654	(10)	(2)	(23)	(4)	(32)	(5)
Allowance for loan losses	(14)	(14)	(16)	(17)	—	—	2	(13)	3	(18)
Loans, net	609	618	629	637	(9)	(1)	(20)	(3)	(28)	(4)
Other assets	198	209	180	198	(11)	(5)	18	10	—	—
Total assets	$1,808	$1,829	$1,842	$1,883	$(21)	(1)%	$(34)	(2)%	$(75)	(4)%
Liabilities
Deposits	$904	$908	$899	$943	$(4)	—%	$5	1%	$(39)	(4)%
Federal funds purchased and securities loaned or sold under agreements to repurchase	169	177	173	176	(8)	(5)	(4)	(2)	(7)	(4)
Trading account liabilities	126	136	139	137	(10)	(7)	(13)	(9)	(11)	(8)
Short-term borrowings	23	26	58	65	(3)	(12)	(35)	(60)	(42)	(65)
Long-term debt	214	212	223	224	2	1	(9)	(4)	(10)	(4)
Other liabilities	150	149	138	124	1	1	12	9	26	21
Total liabilities	$1,586	$1,608	$1,630	$1,669	$(22)	(1)%	$(44)	(3)%	$(83)	(5)%
Total equity	222	221	212	214	1	—	10	5	8	4
Total liabilities and equity	$1,808	$1,829	$1,842	$1,883	$(21)	(1)%	$(34)	(2)%	$(75)	(4)%

ASSETS

Cash and Deposits with Banks
Cash and deposits with banks decreased from the prior-year period as Citi continued to reduce its short-term and long-term borrowings and deploy its excess cash into its investment portfolio (see discussion below). Sequentially, cash and deposits with banks increased modestly due to increased deposits (excluding the impact of FX translation). Average cash balances were $161 billion in the third quarter of 2015 compared to $156 billion in the second quarter of 2015 and $193 billion in the third quarter of 2014.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell (Reverse Repos)
Reverse repos and securities borrowing transactions declined from the prior-year period primarily due to the impact of FX translation (for additional information, see “Managing Global Risk - Market Risk - Funding and Liquidity Risk” below).

Trading Account Assets
Trading account assets decreased versus the prior-year period primarily due to lower inventory in Markets and securities services. Average trading account assets were

$277 billion in the third quarter of 2015 compared to $293 billion in the third quarter of 2014.

Investments
The sequential and year-over-year increases in investments reflected Citi’s continued deployment of its excess cash (as referenced above) by investing in available-for-sale securities. The sequential growth was predominantly due to increases in foreign government debt securities and mortgage-backed securities. The year-over-year growth was predominantly due to increases in U.S. Treasuries. For further information on Citi’s investments, see Note 13 to the Consolidated Financial Statements.

Loans
The impact of FX translation on Citi’s reported loans was negative $28 billion versus the prior-year period. Excluding the impact of FX translation, Citigroup end of period loans declined 1% year-over-year to $622 billion as 5% growth in Citicorp was more than offset by the continued wind-down of Citi Holdings.
Citicorp consumer loans grew 2% year-over-year, with modest growth in each region. Corporate loans grew 8% year-over-year. The corporate lending portfolio increased 9% due to new loans as well as funding of prior commitments, each in support of Citi’s target clients. Treasury and trade services loans declined 2%, as Citi continued to distribute a significant portion of its trade loan originations, which allowed it to continue to support clients while maintaining balance sheet discipline in a continued low spread environment.
Citi Holdings loans decreased 34% year-over-year driven by an approximately $15 billion reduction in North America mortgages, as well as the previously-announced impact of the agreements to sell OneMain Financial and Citi’s Japan credit card business.
During the third quarter of 2015, average loans of $623 billion yielded an average rate of 6.4%, compared to $659 billion and 6.7% in the third quarter of 2014.
For further information on Citi’s loan portfolios, see “Managing Global Risk—Credit Risk” and “Country Risk” below.

Other Assets
Other assets remained flat year-over-year as the increase from the previously-announced reclassification to held-for-sale of OneMain Financial and Citi’s Japan credit card businesses was offset by the impact of FX translation. Other assets were down sequentially primarily driven by the impact of FX translation.

LIABILITIES

Deposits
For a discussion of Citi’s deposits, see “Managing Global Risk-Market Risk-Funding and Liquidity Risk” below.

Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase (Repos)
Repos decreased from the prior-year period, primarily driven by the impact of FX translation. For further information on Citi’s secured financing transactions, see “Managing Global Risk—Market Risk—Funding and Liquidity” below.

Trading Account Liabilities
Trading account liabilities decreased from the prior-year period primarily due to lower inventory in Markets and securities services. Average trading account liabilities were $144 billion during the third quarter of 2015, compared to $129 billion in the third quarter of 2014.

Debt
For information on Citi’s long-term and short-term debt borrowings, see “Managing Global Risk—Market Risk—Funding and Liquidity Risk” below.

Other Liabilities
The increase in other liabilities from the prior-year period was primarily driven by the previously-announced reclassification to held-for-sale of Citi’s Japan retail banking business.

Segment Balance Sheet(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and Consolidating Eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent Company- Issued Long-Term Debt and Stockholders’ Equity(3)	Total Citigroup Consolidated
Assets
Cash and deposits with banks	$10,006	$72,115	$76,777	$158,898	$763	$—	$159,661
Federal funds sold and securities borrowed or purchased under agreements to resell	419	230,081	—	230,500	1,195	—	231,695
Trading account assets	5,754	255,988	1,547	263,289	3,657	—	266,946
Investments	18,618	101,512	214,292	334,422	8,017	—	342,439
Loans, net of unearned income and
allowance for loan losses (4)	270,265	286,373	—	556,638	52,180	—	608,818
Other assets	43,266	87,836	45,185	176,287	22,510	—	198,797
Liquidity assets(5)	39,933	224,325	(285,919)	(21,661)	21,661	—	—
Total assets	$388,261	$1,258,230	$51,882	$1,698,373	$109,983	$—	$1,808,356
Liabilities and equity
Total deposits (6)	$296,822	$594,887	$5,233	$896,942	$7,301	$—	$904,243
Federal funds purchased and securities loaned or sold under agreements to repurchase	5,302	163,244	—	168,546	58	—	168,604
Trading account liabilities	(3)	125,335	(203)	125,129	852	—	125,981
Short-term borrowings	133	22,111	252	22,496	83	—	22,579
Long-term debt	1,938	34,413	20,581	56,932	4,002	152,599	213,533
Other liabilities	15,704	81,696	18,479	115,879	35,400	—	151,279
Net inter-segment funding (lending)(3)	68,365	236,544	6,251	311,160	62,287	(373,447)	—
Total liabilities	$388,261	$1,258,230	$50,593	$1,697,084	$109,983	$(220,848)	$1,586,219
Total equity	—	—	1,289	1,289	—	220,848	222,137
Total liabilities and equity	$388,261	$1,258,230	$51,882	$1,698,373	$109,983	$—	$1,808,356

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of September 30, 2015. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationships of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

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

(4)	Reflects reclassification of approximately $8 billion of consumer loans to held-for-sale (Other assets) as a result of the agreement in March 2015 to sell Citi’s OneMain Financial business.

(5)
Represents the attribution of Citigroup’s liquidity assets (primarily consisting of cash and available-for-sale securities) to the various businesses based on Liquidity Coverage Ratio (LCR) assumptions.

(6)	Reflects reclassification of approximately $21 billion of deposits to held-for-sale (Other liabilities) as a result of the agreement in December 2014 to sell Citi’s retail banking business in Japan.

OFF-BALANCE SHEET ARRANGEMENTS

The table below shows where a discussion of Citi’s various off-balance sheet arrangements may be found in this Form 10-Q. For additional information on Citi’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements,” “Significant Accounting Policies and Significant Estimates—Securitizations” and Notes 1, 22 and 27 to the Consolidated Financial Statements in Citigroup’s 2014 Annual Report on Form 10-K.
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

CAPITAL RESOURCES
Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, noncumulative perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During the third quarter of 2015, Citi continued to raise capital through a noncumulative perpetual preferred stock issuance amounting to approximately $1.3 billion, resulting in a total of approximately $15.2 billion outstanding as of September 30, 2015. In addition, during the third quarter of 2015, Citi returned a total of $2.1 billion of capital to common shareholders in the form of share repurchases (approximately 36 million common shares) and dividends.
Further, Citi’s capital levels may also be affected by changes in accounting and regulatory standards as well as the impact of future events on Citi’s business results, such as corporate and asset dispositions.

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

GSIB Surcharge
In July 2015, the Federal Reserve Board released a final rule which imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi. The GSIB surcharge is an extension of the Capital Conservation Buffer and, if invoked, any Countercyclical Capital Buffer, and would result in restrictions on earnings distributions (e.g., dividends, equity repurchases, and discretionary executive bonuses) should the surcharge be drawn upon to absorb losses during periods of financial or economic stress, with the degree of such restrictions based upon the extent to which the surcharge is drawn.
Under the Federal Reserve Board’s final rule, identification of a GSIB would be based primarily on quantitative measurement indicators underlying five equally weighted broad categories of systemic importance: (i) size, (ii) interconnectedness, (iii) cross-jurisdictional activity, (iv) substitutability, and (v) complexity. With the exception of size, each of the other categories are comprised of multiple indicators also of equal weight, and amounting to 12 indicators in total.
A U.S. bank holding company that is designated a GSIB under the established methodology will be required to calculate a surcharge using two methods and will be subject to the higher of the resulting two surcharges. The first method (“method 1”) is based on the same five broad categories of systemic importance used to identify a GSIB. Under the second method (“method 2”), the substitutability indicator is replaced with a measure intended to assess the extent of a GSIB’s reliance on short-term wholesale funding.

GSIB surcharges under the final rule, which are required to be comprised entirely of Common Equity Tier 1 Capital, initially range from 1.0% to 4.5% of total risk-weighted assets. Citi currently estimates its GSIB surcharge under the Federal Reserve Board’s final rule as being 3.5%.

Transition Provisions
The U.S. Basel III rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”) with respect to the stated minimum Common Equity Tier 1 Capital and Tier 1 Capital ratio requirements, substantially all regulatory capital adjustments and deductions, and non-qualifying Tier 1 and Tier 2 Capital instruments (such as non-grandfathered trust preferred securities and certain subordinated debt issuances). Moreover, the GSIB surcharge will be introduced in parallel with the Capital Conservation Buffer and, if applicable, any Countercyclical Capital Buffer, commencing phase-in on January 1, 2016 and becoming fully effective on January 1, 2019. With the exception of the non-grandfathered trust preferred securities which do not fully phase-out until January 1, 2022 and the capital buffers and GSIB surcharge which do not fully phase-in until January 1, 2019, all other transition provisions will be entirely reflected in Citi’s regulatory capital ratios by January 1, 2018. Citi considers all of these transition provisions as being fully implemented on January 1, 2019 (full implementation), with the inclusion of the capital buffers and GSIB surcharge.

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
The following tables set forth the capital tiers, risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of September 30, 2015 and December 31, 2014.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	September 30, 2015		December 31, 2014(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$173,345	$173,345	$166,663	$166,663
Tier 1 Capital	174,276	174,276	166,663	166,663
Total Capital (Tier 1 Capital + Tier 2 Capital)(3)	195,629	208,859	184,959	197,707
Risk-Weighted Assets	1,229,667	1,168,293	1,274,672	1,211,358
Common Equity Tier 1 Capital ratio(4)	14.10%	14.84%	13.07%	13.76%
Tier 1 Capital ratio(4)	14.17	14.92	13.07	13.76
Total Capital ratio(4)	15.91	17.88	14.51	16.32

In millions of dollars, except ratios	September 30, 2015	December 31, 2014(1)
Quarterly Adjusted Average Total Assets(5)	$1,766,906	$1,849,325
Total Leverage Exposure(6)	2,372,340	2,518,115
Tier 1 Leverage ratio	9.86%	9.01%
Supplementary Leverage ratio	7.35	6.62

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for Low Income Housing Tax Credit (LIHTC) investments, consistent with current period presentation.

(2)	Pro forma presentation to reflect the application of the Basel III 2015 Standardized Approach, consistent with current period presentation.

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

(4)
As of September 30, 2015 and December 31, 2014, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at September 30, 2015 were in excess of the stated minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of September 30, 2015.

Components of Citigroup Capital Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	September 30, 2015	December 31, 2014(1)
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(2)	$205,772	$199,841
Add: Qualifying noncontrolling interests	373	539
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains on securities AFS, net of tax(3)(4)	134	46
Less: Defined benefit plans liability adjustment, net of tax(4)	(3,019)	(4,127)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(5)	(542)	(909)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(4)(6)	287	56
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(7)	21,732	22,805
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(4)	1,564	875
Less: Defined benefit pension plan net assets(4)	362	187
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)(8)	9,318	4,725
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(4)(8)(9)	2,964	1,977
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	—	8,082
Total Common Equity Tier 1 Capital	$173,345	$166,663
Additional Tier 1 Capital
Qualifying perpetual preferred stock(2)	$15,076	$10,344
Qualifying trust preferred securities(10)	1,716	1,719
Qualifying noncontrolling interests	13	7
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(4)(6)	430	223
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	247	279
Less: Defined benefit pension plan net assets(4)	542	749
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(4)(8)	13,977	18,901
Less: Permitted ownership interests in covered funds(12)	678	—
Less: Deductions applied to Common Equity Tier 1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions(4)	—	(8,082)
Total Additional Tier 1 Capital	$931	$—
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$174,276	$166,663
Tier 2 Capital
Qualifying subordinated debt(13)	$21,021	$17,386
Qualifying noncontrolling interests	17	12
Excess of eligible credit reserves over expected credit losses(14)	557	1,177
Regulatory Capital Adjustment and Deduction:
Add: Unrealized gains on available-for-sale equity exposures includable in Tier 2 capital	5	—
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	247	279
Total Tier 2 Capital	$21,353	$18,296
Total Capital (Tier 1 Capital + Tier 2 Capital)	$195,629	$184,959

Citigroup Risk-Weighted Assets Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	September 30, 2015	December 31, 2014(1)
Credit Risk(15)	$819,830	$861,691
Market Risk	84,837	100,481
Operational Risk	325,000	312,500
Total Risk-Weighted Assets	$1,229,667	$1,274,672

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Issuance costs of $142 million and $124 million related to preferred stock outstanding at September 30, 2015 and December 31, 2014, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(3)
In addition, includes the net amount of unamortized loss on held-to-maturity (HTM) securities. This amount relates to securities that were previously transferred from AFS to HTM, and non-credit related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.

(4)
The transition arrangements for significant regulatory capital adjustments and deductions impacting Common Equity Tier 1 Capital and/or Additional Tier 1 Capital are set forth above in the chart entitled “Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions.”

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

(8)
Of Citi’s approximately $47.2 billion of net DTAs at September 30, 2015, approximately $23.0 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $24.2 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net DTAs was an aggregate of approximately $26.3 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which $12.3 billion were deducted from Common Equity Tier 1 Capital and $14.0 billion were deducted from Additional Tier 1 Capital. In addition, approximately $2.1 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(9)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At September 30, 2015 and December 31, 2014, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

(10)
Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules, as well as non-grandfathered trust preferred securities which are eligible for inclusion in an amount up to 25% and 50%, respectively, during 2015 and 2014, of the aggregate outstanding principal amounts of such issuances as of January 1, 2014. The remaining 75% and 50% of non-grandfathered trust preferred securities are eligible for inclusion in Tier 2 Capital during 2015 and 2014, respectively, in accordance with the transition arrangements for non-qualifying capital instruments under the U.S. Basel III rules. As of September 30, 2015 and December 31, 2014, however, the entire amount of non-grandfathered trust preferred securities was included within Tier 1 Capital, as the amounts outstanding did not exceed the respective threshold for exclusion from Tier 1 Capital.

(11)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(12)
Effective July 2015, banking entities are required to be in compliance with the so-called “Volcker Rule” of the Dodd-Frank Act that prohibits banking entities from conducting certain proprietary investment activities and limits their ownership of, and relationship with, hedge funds and private equity funds, also called covered funds.  Commencing with September 30, 2015, Citi is required by the “Volcker Rule” to deduct from Tier 1 Capital all permitted ownership interests in covered funds that were acquired after December 31, 2013.

(13)
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

(14)
Advanced Approaches banking organizations are permitted to include in Tier 2 Capital eligible credit reserves that exceed expected credit losses to the extent that the excess reserves do not exceed 0.6% of credit risk-weighted assets.

(15)
Under the U.S. Basel III rules, credit risk-weighted assets during the transition period reflect the effects of transitional arrangements related to regulatory capital adjustments and deductions and, as a result, will differ from credit risk-weighted assets derived under full implementation of the rules.

Citigroup Capital Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015(1)
Common Equity Tier 1 Capital
Balance, beginning of period	$172,747	$166,663
Net income	4,291	13,907
Dividends declared	(324)	(838)
Net increase in treasury stock acquired	(1,952)	(3,802)
Net increase in additional paid-in capital(2)	300	705
Net increase in foreign currency translation adjustment net of hedges, net of tax	(2,493)	(4,703)
Net increase in unrealized gains on securities AFS, net of tax(3)	205	79
Net increase in defined benefit plans liability adjustment, net of tax(3)	(144)	(980)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(97)	(231)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	580	1,073
Net change in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	97	(689)
Net increase in defined benefit pension plan net assets	(36)	(175)
Net change in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	186	(4,593)
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	21	(987)
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	—	8,082
Other	(36)	(166)
Net increase in Common Equity Tier 1 Capital	$598	$6,682
Common Equity Tier 1 Capital Balance, end of period	$173,345	$173,345
Additional Tier 1 Capital
Balance, beginning of period	$259	$—
Net increase in qualifying perpetual preferred stock(4)	1,246	4,732
Net decrease in qualifying trust preferred securities	(1)	(3)
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(146)	(207)
Net change in defined benefit pension plan net assets	(53)	207
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	279	4,924
Net increase in permitted ownership interests in covered funds	(678)	(678)
Net decrease in regulatory capital deduction applied to Common Equity Tier 1 Capital due to insufficient Additional Tier 1 Capital to cover deductions	—	(8,082)
Other	25	38
Net increase in Additional Tier 1 Capital	$672	$931
Tier 1 Capital Balance, end of period	$174,276	$174,276
Tier 2 Capital
Balance, beginning of period	$20,706	$18,296
Net increase in qualifying subordinated debt	1,300	3,635
Net decrease in excess of eligible credit reserves over expected credit losses	(682)	(620)
Other	29	42
Net increase in Tier 2 Capital	$647	$3,057
Tier 2 Capital Balance, end of period	$21,353	$21,353
Total Capital (Tier 1 Capital + Tier 2 Capital)	$195,629	$195,629

(1)
The beginning balance of Common Equity Tier 1 Capital for the nine months ended September 30, 2015 has been restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)	Presented net of impact of transition arrangements related to unrealized gains (losses) on securities AFS and defined benefit plans liability adjustment under the U.S. Basel III rules.

(4)
Citi issued approximately $1.3 billion and approximately $4.8 billion of qualifying perpetual preferred stock during the three and nine months ended September 30, 2015, respectively, which were partially offset by the netting of issuance costs of $4 million and $18 million during those respective periods.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015 (1)
Total Risk-Weighted Assets, beginning of period	$1,253,875	$1,274,672
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(2)	(7,925)	(12,543)
Net increase in wholesale exposures(3)	6,703	14
Net decrease in repo-style transactions	(1,578)	(1,080)
Net decrease in securitization exposures	(3,354)	(720)
Net increase in equity exposures	930	474
Net decrease in over-the-counter (OTC) derivatives	(1,002)	(3,883)
Net decrease in derivatives CVA(4)	(79)	(3,628)
Net decrease in other exposures(5)	(6,567)	(18,331)
Net decrease in supervisory 6% multiplier(6)	(768)	(2,164)
Net decrease in Credit Risk-Weighted Assets	$(13,640)	$(41,861)
Changes in Market Risk-Weighted Assets
Net decrease in risk levels(7)	$(7,666)	$(13,379)
Net decrease due to model and methodology updates(8)	(2,902)	(2,265)
Net decrease in Market Risk-Weighted Assets	$(10,568)	$(15,644)
Increase in Operational Risk-Weighted Assets(9)	$—	$12,500
Total Risk-Weighted Assets, end of period	$1,229,667	$1,229,667

(1)
The beginning balance of Total Risk-Weighted Assets for the nine months ended September 30, 2015 has been restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Retail exposures decreased during the three months ended September 30, 2015 primarily due to reductions in loans and commitments and the impact of FX translation. Retail exposures decreased during the nine months ended September 30, 2015 primarily due to reductions in loans and commitments and the impact of FX translation, partially offset by the reclassification from other exposures of certain non-material portfolios.

(3)
Wholesale exposures increased during the three months ended September 30, 2015 primarily due to an increase in investment securities and commitments, and the reclassification from other exposures of certain non-material portfolios, partially offset by the impact of FX translation. Wholesale exposures increased slightly during the nine months ended September 30, 2015 primarily due to an increase in investment securities, and the reclassification from other exposures of certain non-material portfolios, largely offset by a reduction in commitments and the impact of FX translation.

(4)	Derivatives CVA decreased during both the three and nine months ended September 30, 2015, driven by exposure reduction and credit spread changes.

(5)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures decreased during both the three and nine months ended September 30, 2015 as a result of the reclassification to retail exposures and wholesale exposures of certain non-material portfolios, in addition to decreases in other assets.

(6)	Supervisory 6% multiplier does not apply to derivatives CVA.

(7)
Risk levels decreased during the three months and nine months ended September 30, 2015 primarily as a result of a reduction in exposures subject to comprehensive risk, the ongoing assessment regarding the applicability of the market risk capital rules to certain securitization positions, and decreases in assets subject to standard specific risk charges. In addition, contributing to the decline of risk levels during the nine months ended September 30, 2015 were reductions in exposure levels subject to Value at Risk and Stressed Value at Risk.

(8)	Risk-weighted assets declined during the three months and nine months ended September 30, 2015 due to the implementation of the “Volcker Rule.”

(9)
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
The following tables set forth the capital tiers, risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, N.A., Citi’s primary subsidiary U.S. depository institution, as of September 30, 2015 and December 31, 2014.

Citibank, N.A. Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	September 30, 2015		December 31, 2014(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach(2)
Common Equity Tier 1 Capital	$128,452	$128,452	$128,262	$128,262
Tier 1 Capital	128,452	128,452	128,262	128,262
Total Capital (Tier 1 Capital + Tier 2 Capital)(3)	139,117	150,962	139,246	151,124
Risk-Weighted Assets	904,523	1,014,164	945,407	1,044,768
Common Equity Tier 1 Capital ratio(4)	14.20%	12.67%	13.57%	12.28%
Tier 1 Capital ratio(4)	14.20	12.67	13.57	12.28
Total Capital ratio(4)	15.38	14.89	14.73	14.46

In millions of dollars, except ratios	September 30, 2015	December 31, 2014(1)
Quarterly Adjusted Average Total Assets(5)	$1,315,318	$1,366,910
Total Leverage Exposure(6)	1,864,459	1,954,833
Tier 1 Leverage ratio	9.77%	9.38%
Supplementary Leverage ratio	6.89	6.56

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Pro forma presentation to reflect the application of the Basel III 2015 Standardized Approach, consistent with current period presentation.

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

(4)
As of September 30, 2015 and December 31, 2014, Citibank, N.A.’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Standardized Approach.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank N.A.’s capital ratios at September 30, 2015 were in excess of the stated minimum requirements under the U.S. Basel III rules. In addition, Citibank, N.A. was also “well capitalized” as of September 30, 2015 under the revised PCA regulations which became effective January 1, 2015.

Impact of Changes on Citigroup and Citibank, N.A. Capital Ratios Under Current Regulatory Capital Standards
The following tables present the estimated sensitivity of Citigroup’s and Citibank, N.A.’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in Advanced Approaches and Standardized Approach risk-weighted assets, quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of

September 30, 2015. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank, N.A.’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets, or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

Impact of Changes on Citigroup and Citibank, N.A. Risk-Based Capital Ratios (Basel III Transition Arrangements)

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.1	0.8	1.2	0.8	1.3
Standardized Approach	0.9	1.3	0.9	1.3	0.9	1.5
Citibank, N.A.
Advanced Approaches	1.1	1.6	1.1	1.6	1.1	1.7
Standardized Approach	1.0	1.3	1.0	1.3	1.0	1.5

Impact of Changes on Citigroup and Citibank, N.A. Leverage Ratios (Basel III Transition Arrangements)

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.6	0.6	0.4	0.3
Citibank, N.A.	0.8	0.7	0.5	0.4

Citigroup Broker-Dealer Subsidiaries
At September 30, 2015, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of $6.1 billion, which exceeded the minimum requirement by $4.7 billion.
In addition, certain of Citi’s other broker-dealer subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at September 30, 2015.

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
The following tables set forth the capital tiers, risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios, assuming full implementation under the U.S. Basel III rules, for Citi as of September 30, 2015 and December 31, 2014.

Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	September 30, 2015		December 31, 2014(1)
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$146,451	$146,451	$136,597	$136,597
Tier 1 Capital	161,999	161,999	148,066	148,066
Total Capital (Tier 1 Capital + Tier 2 Capital)(2)	183,096	196,513	165,454	178,413
Risk-Weighted Assets	1,254,473	1,191,882	1,292,605	1,228,488
Common Equity Tier 1 Capital ratio(3)(4)	11.67%	12.29%	10.57%	11.12%
Tier 1 Capital ratio(3)(4)	12.91	13.59	11.45	12.05
Total Capital ratio(3)(4)	14.60	16.49	12.80	14.52

In millions of dollars, except ratios	September 30, 2015	December 31, 2014(1)
Quarterly Adjusted Average Total Assets(5)	$1,758,073	$1,835,637
Total Leverage Exposure(6)	2,363,506	2,492,636
Tier 1 Leverage ratio(4)	9.21%	8.07%
Supplementary Leverage ratio(4)	6.85	5.94

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

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

(3)	As of September 30, 2015 and December 31, 2014, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(4)	Citi’s Basel III capital ratios, on a fully implemented basis, are non-GAAP financial measures.

(5)	Tier 1 Leverage ratio denominator.

(6)	Supplementary Leverage ratio denominator.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 11.7% at September 30, 2015, compared to 11.4% at June 30, 2015 and 10.6% at December 31, 2014 (all based on application of the Advanced Approaches for determining total risk-weighted assets). The quarter-over-quarter increase in the ratio was largely attributable to Common Equity Tier 1 Capital benefits resulting from quarterly net income of $4.3 billion and the favorable effects attributable to DTA utilization of approximately $0.7 billion, partially offset by a $2.1 billion return of capital to common shareholders in the form of share repurchases and dividends. Similarly, the increase in Citi’s Common Equity Tier 1 Capital ratio from year-end 2014 reflected continued growth in Common Equity Tier 1 Capital resulting from net income of $13.9 billion and the favorable effects attributable to DTA utilization of approximately $2.1 billion, offset in part by the return of $4.1 billion of capital to common shareholders.

Components of Citigroup Capital Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	September 30, 2015	December 31, 2014(1)
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(2)	$205,772	$199,841
Add: Qualifying noncontrolling interests	147	165
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized gains on cash flow hedges, net of tax(3)	(542)	(909)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(4)	717	279
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(5)	21,732	22,805
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	3,911	4,373
Less: Defined benefit pension plan net assets	904	936
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(6)	23,295	23,626
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(6)(7)	9,451	12,299
Total Common Equity Tier 1 Capital	$146,451	$136,597
Additional Tier 1 Capital
Qualifying perpetual preferred stock(2)	$15,076	$10,344
Qualifying trust preferred securities(8)	1,365	1,369
Qualifying noncontrolling interests	32	35
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	247	279
Less: Permitted ownership interests in covered funds(10)	678	—
Total Additional Tier 1 Capital	$15,548	$11,469
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$161,999	$148,066
Tier 2 Capital
Qualifying subordinated debt(11)	$20,395	$16,094
Qualifying trust preferred securities(12)	351	350
Qualifying noncontrolling interests	41	46
Excess of eligible credit reserves over expected credit losses(13)	557	1,177
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	247	279
Total Tier 2 Capital	$21,097	$17,388
Total Capital (Tier 1 Capital + Tier 2 Capital)(14)	$183,096	$165,454

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Issuance costs of $142 million and $124 million related to preferred stock outstanding at September 30, 2015 and December 31, 2014, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(6)
Of Citi’s approximately $47.2 billion of net DTAs at September 30, 2015, approximately $16.5 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $30.7 billion of such assets were excluded in arriving at Common Equity Tier 1 Capital. Comprising the excluded net DTAs was an aggregate of approximately $32.8 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Common Equity Tier 1 Capital. In addition, approximately $2.1 billion of net DTLs, primarily consisting of DTLs associated with goodwill and certain other intangible assets, partially offset by DTAs related to cash flow hedges, are permitted to be excluded prior to deriving the amount of net DTAs subject to deduction under these rules. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital, while Citi’s current cash flow hedges and the related deferred tax effects are not required to be reflected in regulatory capital.

(7)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At September 30, 2015, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation, while at December 31, 2014, the deduction related to all three assets which exceeded both the 10% and 15% limitations.

(8)	Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(9)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(10)
Effective July 2015, banking entities are required to be in compliance with the so-called “Volcker Rule” of the Dodd-Frank Act that prohibits banking entities from conducting certain proprietary investment activities and limits their ownership of, and relationship with, hedge funds and private equity funds, also called covered funds.  Commencing with September 30, 2015, Citi is required by the “Volcker Rule” to deduct from Tier 1 Capital all permitted ownership interests in covered funds that were acquired after December 31, 2013.

(11)	Non-qualifying subordinated debt issuances which consist of those with a fixed-to-floating rate step-up feature where the call/step-up date has not passed are excluded from Tier 2 Capital.

(12)
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

(14)	Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital.

Citigroup Capital Rollforward Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015(1)
Common Equity Tier 1 Capital
Balance, beginning of period	$145,435	$136,597
Net income	4,291	13,907
Dividends declared	(324)	(838)
Net increase in treasury stock acquired	(1,952)	(3,802)
Net increase in additional paid-in capital(2)	300	705
Net increase in foreign currency translation adjustment net of hedges, net of tax	(2,493)	(4,703)
Net increase in unrealized gains on securities AFS, net of tax	511	167
Net change in defined benefit plans liability adjustment, net of tax	(360)	128
Net increase in cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(243)	(438)
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	580	1,073
Net decrease in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	242	462
Net change in defined benefit pension plan net assets	(89)	32
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	465	331
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	87	2,848
Other	1	(18)
Net increase in Common Equity Tier 1 Capital	$1,016	$9,854
Common Equity Tier 1 Capital Balance, end of period	$146,451	$146,451
Additional Tier 1 Capital
Balance, beginning of period	$14,956	$11,469
Net increase in qualifying perpetual preferred stock(3)	1,246	4,732
Net decrease in qualifying trust preferred securities	(1)	(4)
Net increase in permitted ownership interests in covered funds	(678)	(678)
Other	25	29
Net increase in Additional Tier 1 Capital	$592	$4,079
Tier 1 Capital Balance, end of period	$161,999	$161,999
Tier 2 Capital
Balance, beginning of period	$20,455	$17,388
Net increase in qualifying subordinated debt	1,300	4,301
Net decrease in excess of eligible credit reserves over expected credit losses	(682)	(620)
Other	24	28
Net increase in Tier 2 Capital	$642	$3,709
Tier 2 Capital Balance, end of period	$21,097	$21,097
Total Capital (Tier 1 Capital + Tier 2 Capital)	$183,096	$183,096

(1)
The beginning balance of Common Equity Tier 1 Capital for the nine months ended September 30, 2015 has been restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)	Primarily represents an increase in additional paid-in capital related to employee benefit plans.

(3)
Citi issued approximately $1.3 billion and approximately $4.8 billion of qualifying perpetual preferred stock during the three and nine months ended September 30, 2015, respectively, which were partially offset by the netting of issuance costs of $4 million and $18 million during those respective periods.

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at September 30, 2015

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$740,867	$103,769	$844,636	$1,019,349	$87,303	$1,106,652
Market Risk	80,669	4,168	84,837	81,014	4,216	85,230
Operational Risk	275,921	49,079	325,000	—	—	—
Total Risk-Weighted Assets	$1,097,457	$157,016	$1,254,473	$1,100,363	$91,519	$1,191,882

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at December 31, 2014(1)

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$752,247	$127,377	$879,624	$1,023,961	$104,046	$1,128,007
Market Risk	95,824	4,657	100,481	95,824	4,657	100,481
Operational Risk	255,155	57,345	312,500	—	—	—
Total Risk-Weighted Assets	$1,103,226	$189,379	$1,292,605	$1,119,785	$108,703	$1,228,488

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.
Total risk-weighted assets under both the Basel III Advanced Approaches and the Standardized Approach declined from year-end 2014, primarily due to a decrease in credit risk-weighted assets resulting from the impact of FX translation and the ongoing decline in Citi Holdings assets, as well as a decline in market risk-weighted assets. In addition, partially offsetting the decrease in total risk-weighted assets under the Advanced Approaches was an increase in operational risk-weighted assets reflecting an evaluation of ongoing events in the banking industry as well as continued enhancements to Citi’s operational risk model.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015(1)
Total Risk-Weighted Assets, beginning of period	$1,278,593	$1,292,605
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(2)	(7,925)	(12,543)
Net increase in wholesale exposures(3)	6,703	14
Net decrease in repo-style transactions	(1,578)	(1,080)
Net decrease in securitization exposures	(3,354)	(720)
Net increase in equity exposures	899	599
Net decrease in over-the-counter (OTC) derivatives	(1,002)	(3,883)
Net decrease in derivatives CVA(4)	(79)	(3,628)
Net decrease in other exposures(5)	(6,453)	(11,972)
Net decrease in supervisory 6% multiplier(6)	(763)	(1,775)
Net decrease in Credit Risk-Weighted Assets	$(13,552)	$(34,988)
Changes in Market Risk-Weighted Assets
Net decrease in risk levels(7)	$(7,666)	$(13,379)
Net decrease due to model and methodology updates(8)	(2,902)	(2,265)
Net decrease in Market Risk-Weighted Assets	$(10,568)	$(15,644)
Increase in Operational Risk-Weighted Assets(9)	$—	$12,500
Total Risk-Weighted Assets, end of period	$1,254,473	$1,254,473

(1)
The beginning balance of Total Risk-Weighted Assets for the nine months ended September 30, 2015 has been restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(2)
Retail exposures decreased during the three months ended September 30, 2015 primarily due to reductions in loans and commitments and the impact of FX translation. Retail exposures decreased during the nine months ended September 30, 2015 primarily due to reductions in loans and commitments and the impact of FX translation, partially offset by the reclassification from other exposures of certain non-material portfolios.

(3)
Wholesale exposures increased during the three months ended September 30, 2015 primarily due to an increase in investment securities and commitments, and the reclassification from other exposures of certain non-material portfolios, partially offset by the impact of FX translation. Wholesale exposures increased slightly during the nine months ended September 30, 2015 primarily due to an increase in investment securities, and the reclassification from other exposures of certain non-material portfolios, largely offset by a reduction in commitments and the impact of FX translation.

(4)	Derivatives CVA decreased during both the three and nine months ended September 30, 2015, driven by exposure reduction and credit spread changes.

(5)
Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios. Other exposures decreased during both the three and nine months ended September 30, 2015 as a result of the reclassification to retail exposures and wholesale exposures of certain non-material portfolios, in addition to decreases in other assets.

(6)	Supervisory 6% multiplier does not apply to derivatives CVA.

(7)
Risk levels decreased during the three months and nine months ended September 30, 2015 primarily as a result of a reduction in exposures subject to comprehensive risk, the ongoing assessment regarding the applicability of the market risk capital rules to certain securitization positions, and decreases in assets subject to standard specific risk charges. In addition, contributing to the decline of risk levels during the nine months ended September 30, 2015, were reductions in exposure levels subject to Value at Risk and Stressed Value at Risk.

(8)	Risk-weighted assets declined during the three months and nine months ended September 30, 2015 due to the implementation of the “Volcker Rule.”

(9)
Operational risk-weighted assets increased by $12.5 billion during the first quarter of 2015, reflecting an evaluation of ongoing events in the banking industry as well as continued enhancements to Citi’s operational risk model.

Supplementary Leverage Ratio
Citigroup’s Supplementary Leverage ratio under the U.S. Basel III rules was 6.9% for the third quarter of 2015, compared to 6.7% for the second quarter of 2015 and an estimated 5.9% for the fourth quarter of 2014. The growth in the ratio quarter-over-quarter was principally driven by an increase in Tier 1 Capital attributable largely to net income of $4.3 billion and an approximately $1.3 billion noncumulative perpetual preferred stock issuance, partially offset by a $2.1 billion return of capital to common shareholders in the form of share repurchases and dividends. The growth in the ratio from the fourth quarter of 2014 was also principally driven by an increase in Tier 1

Capital attributable largely to year-to-date net income and approximately $4.8 billion of noncumulative perpetual preferred stock issuances, offset in part by the return of capital to common shareholders. Further, a decrease in Total Leverage Exposure also contributed to the growth in the ratio from the fourth quarter of 2014.
The following table sets forth Citi’s Supplementary Leverage ratio and related components, assuming full implementation under the U.S. Basel III rules, for the three months ended September 30, 2015 and December 31, 2014.

Citigroup Basel III Supplementary Leverage Ratios and Related Components (Full Implementation)(1)

In millions of dollars, except ratios	September 30, 2015	December 31, 2014(2)
Tier 1 Capital	$161,999	$148,066
Total Leverage Exposure (TLE)
On-balance sheet assets(3)	$1,818,290	$1,899,955
Certain off-balance sheet exposures:(4)
Potential future exposure (PFE) on derivative contracts	221,364	240,712
Effective notional of sold credit derivatives, net(5)	79,884	96,869
Counterparty credit risk for repo-style transactions(6)	25,454	28,073
Unconditionally cancellable commitments	59,375	61,673
Other off-balance sheet exposures	219,357	229,672
Total of certain off-balance sheet exposures	$605,434	$656,999
Less: Tier 1 Capital deductions	60,218	64,318
Total Leverage Exposure	$2,363,506	$2,492,636
Supplementary Leverage ratio	6.85%	5.94%

(1)	Citi’s Supplementary Leverage ratio, on a fully implemented basis, is a non-GAAP financial measure.

(2)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

(3)	Represents the daily average of on-balance sheet assets for the quarter.

(4)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(5)
Under the U.S. Basel III rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(6)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citibank, N.A.’s Supplementary Leverage ratio, assuming full implementation under the U.S. Basel III rules, was 6.7% for the third quarter of 2015, compared to 6.7% for the second quarter of 2015 and an estimated 6.2% for the fourth quarter of 2014. The ratio remained unchanged from the second quarter of 2015 as the growth in Tier 1 Capital resulting from quarterly net income was offset by cash dividends paid by Citibank, N.A. to its parent, Citicorp, and which were subsequently remitted to Citigroup. The increase in the ratio from fourth quarter 2014 was principally driven by Tier 1 Capital benefits resulting from year-to-date net income and DTA utilization, as well as an overall reduction in Total Leverage Exposure, partially offset by cash dividends paid by Citibank, N.A. to its parent, Citicorp, and which were subsequently remitted to Citigroup.

Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share
Tangible common equity (TCE), as currently defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE and tangible book value per share are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	September 30, 2015	December 31, 2014(1)
Total Citigroup stockholders’ equity	$220,848	$210,185
Less: Preferred stock	15,218	10,468
Common equity	$205,630	$199,717
Less:
Goodwill	22,444	23,592
Intangible assets (other than MSRs)	3,880	4,566
Goodwill and intangible assets (other than MSRs) related to assets held-for-sale	345	71
Tangible common equity (TCE)	$178,961	$171,488

Common shares outstanding (CSO)	2,979.0	3,023.9
Tangible book value per share (TCE/CSO)	$60.07	$56.71
Book value per share (common equity/CSO)	$69.03	$66.05

(1)	Restated to reflect the retrospective adoption of ASU 2014-01 for LIHTC investments, consistent with current period presentation.

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

Loans Outstanding

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2015	2015	2015	2014	2014
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$89,155	$90,715	$92,005	$96,533	$101,583
Installment, revolving credit, and other	4,999	4,956	4,861	14,450	13,350
Cards	107,244	107,096	105,378	112,982	108,314
Commercial and industrial	6,437	6,493	6,532	5,895	6,870
Lease financing	—	—	—	—	—
	$207,835	$209,260	$208,776	$229,860	$230,117
In offices outside the U.S.
Mortgage and real estate(1)	$47,295	$50,704	$50,970	$54,462	$56,099
Installment, revolving credit, and other	29,702	30,958	31,396	31,128	34,270
Cards	26,865	28,662	28,681	32,032	32,410
Commercial and industrial	21,929	22,953	21,992	22,561	23,393
Lease financing	438	493	546	609	678
	$126,229	$133,770	$133,585	$140,792	$146,850
Total Consumer loans	$334,064	$343,030	$342,361	$370,652	$376,967
Unearned income	(691)	(681)	(655)	(682)	(649)
Consumer loans, net of unearned income	$333,373	$342,349	$341,706	$369,970	$376,318
Corporate loans
In U.S. offices
Commercial and industrial	$40,435	$40,697	$37,537	$35,055	$36,516
Loans to financial institutions	38,034	37,360	36,054	36,272	31,916
Mortgage and real estate(1)	37,019	34,680	33,145	32,537	32,285
Installment, revolving credit, and other	32,129	31,882	29,267	29,207	30,378
Lease financing	1,718	1,707	1,755	1,758	1,737
	$149,335	$146,326	$137,758	$134,829	$132,832
In offices outside the U.S.
Commercial and industrial	$81,540	$83,184	$81,426	$79,239	$80,304
Loans to financial institutions	28,090	29,675	32,210	33,269	35,854
Mortgage and real estate(1)	6,602	5,948	6,311	6,031	6,243
Installment, revolving credit, and other	19,352	20,214	19,687	19,259	20,151
Lease financing	259	309	322	356	396
Governments and official institutions	4,503	4,714	2,174	2,236	2,264
	$140,346	$144,044	$142,130	$140,390	$145,212
Total Corporate loans	$289,681	$290,370	$279,888	$275,219	$278,044
Unearned income	(610)	(601)	(540)	(554)	(536)
Corporate loans, net of unearned income	$289,071	$289,769	$279,348	$274,665	$277,508
Total loans—net of unearned income	$622,444	$632,118	$621,054	$644,635	$653,826
Allowance for loan losses—on drawn exposures	(13,626)	(14,075)	(14,598)	(15,994)	(16,915)
Total loans—net of unearned income and allowance for credit losses	$608,818	$618,043	$606,456	$628,641	$636,911
Allowance for loan losses as a percentage of total loans—net of unearned income(2)	2.21%	2.25%	2.38%	2.50%	2.60%
Allowance for Consumer loan losses as a percentage of total Consumer loans—net of unearned income(2)	3.33%	3.43%	3.55%	3.68%	3.87%
Allowance for Corporate loan losses as a percentage of total Corporate loans—net of unearned income(2)	0.89%	0.82%	0.91%	0.89%	0.86%

(1)	Loans secured primarily by real estate.

(2)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
In millions of dollars	2015	2015	2015	2014	2014
Allowance for loan losses at beginning of period	$14,075	$14,598	$15,994	$16,915	$17,890
Provision for loan losses
Consumer	$1,343	$1,569	$1,661	$1,660	$1,605
Corporate	239	(54)	94	221	(30)
	$1,582	$1,515	$1,755	$1,881	$1,575
Gross credit losses
Consumer
In U.S. offices	$1,244	$1,393	$1,596	$1,588	$1,595
In offices outside the U.S.	751	819	839	976	948
Corporate
In U.S. offices	30	5	10	44	10
In offices outside the U.S.	43	118	13	119	33
	$2,068	$2,335	$2,458	$2,727	$2,586
Credit recoveries(1)
Consumer
In U.S. offices	$222	$228	$296	$242	$232
In offices outside the U.S.	156	170	173	223	196
Corporate
In U.S offices	11	4	12	6	18
In offices outside the U.S.	16	13	20	8	43
	$405	$415	$501	$479	$489
Net credit losses
In U.S. offices	$1,041	$1,166	$1,298	$1,384	$1,355
In offices outside the U.S.	622	754	659	864	742
Total	$1,663	$1,920	$1,957	$2,248	$2,097
Other - net(2)(3)(4)(5)(6)(7)	$(368)	$(118)	$(1,194)	(554)	$(453)
Allowance for loan losses at end of period	$13,626	$14,075	$14,598	$15,994	$16,915
Allowance for loan losses as a % of total loans(8)	2.21%	2.25%	2.38%	2.50%	2.60%
Allowance for unfunded lending commitments(9)	$1,036	$973	$1,023	$1,063	$1,140
Total allowance for loan losses and unfunded lending commitments	$14,662	$15,048	$15,621	$17,057	$18,055
Net Consumer credit losses	$1,617	$1,814	$1,966	$2,098	$2,115
As a percentage of average Consumer loans	1.91%	2.13%	2.22%	2.23%	2.21%
Net Corporate credit losses (recoveries)	$46	$106	$(9)	$150	$(18)
As a percentage of average Corporate loans	0.06%	0.15%	(0.01)%	0.21%	(0.03)%
Allowance for loan losses at end of period(10)
Citicorp	$10,505	$10,672	$10,976	$11,142	$11,582
Citi Holdings	3,121	3,403	3,622	4,852	5,333
Total Citigroup	$13,626	$14,075	$14,598	$15,994	$16,915
Allowance by type
Consumer	$11,110	$11,749	$12,122	$13,605	$14,575
Corporate	2,516	2,326	2,476	2,389	2,340
Total Citigroup	$13,626	$14,075	$14,598	$15,994	$16,915

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, foreign currency translation, purchase accounting adjustments, etc.

(3)
The third quarter of 2015 includes a reduction of approximately $110 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $14 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the third quarter includes a reduction of approximately $255 million related to FX translation.

(4)
The second quarter of 2015 includes a reduction of approximately $88 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $34 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the second quarter of 2015 includes a reduction of approximately $39 million related to FX translation.

(5)
The first quarter of 2015 includes a reduction of approximately $1.0 billion related to the sale or transfers to HFS of various loan portfolios, including a reduction of $281 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2015 includes a reduction of approximately $145 million related to FX translation.

(6)
The fourth quarter of 2014 includes a reduction of approximately $250 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $194 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the fourth quarter of 2014 includes a reduction of approximately $282 million related to FX translation.

(7)
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

(8)
September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014 exclude $5.5 billion, $6.5 billion, $6.6 billion, $5.9 billion, and $4.4 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios as of September 30, 2015 and December 31, 2014:

	September 30, 2015
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$4.6	$107.9	4.3%
North America mortgages(3)(4)	2.7	85.5	3.2
North America other	0.5	15.9	3.1
International cards	1.5	25.0	6.0
International other(5)	1.8	99.1	1.8
Total Consumer	$11.1	$333.4	3.3%
Total Corporate	2.5	289.0	0.9
Total Citigroup	$13.6	$622.4	2.2%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $4.6 billion of loan loss reserves represented approximately 16 months of coincident net credit loss coverage.

(3)
Of the $2.7 billion, approximately $2.6 billion was allocated to North America mortgages in Citi Holdings. The $2.7 billion of loan loss reserves represented approximately 56 months of coincident net credit loss coverage (for both total North America mortgages and Citi Holdings North America mortgages).

(4)
Of the $2.7 billion in loan loss reserves, approximately $0.9 billion and $1.8 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $85.5 billion in loans, approximately $74.7 billion and $10.5 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

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

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Payments received on corporate non-accrual loans are generally applied to loan principal and not reflected as interest income. Approximately 40% of Citi’s corporate non-accrual loans were performing at September 30, 2015.

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

Non-Accrual Loans

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2015	2015	2015	2014	2014
Citicorp	$3,030	$2,760	$2,789	$3,011	$3,358
Citi Holdings	3,377	3,677	3,965	4,096	4,264
Total non-accrual loans	$6,407	$6,437	$6,754	$7,107	$7,622
Corporate non-accrual loans(1)(2)
North America	$830	$467	$347	$321	$365
EMEA	372	322	287	267	322
Latin America	227	224	376	416	481
Asia	129	145	151	179	182
Total Corporate non-accrual loans	$1,558	$1,158	$1,161	$1,183	$1,350
Citicorp	$1,505	$1,103	$1,108	$1,126	$1,290
Citi Holdings	53	55	53	57	67
Total Corporate non-accrual loans	$1,558	$1,158	$1,161	$1,183	$1,357
Consumer non-accrual loans(1)
North America	$3,630	$3,934	$4,192	$4,412	$4,546
Latin America	938	1,034	1,086	1,188	1,364
Asia (3)	281	311	315	324	362
Total Consumer non-accrual loans	$4,849	$5,279	$5,593	$5,924	$6,272
Citicorp	$1,525	$1,657	$1,681	$1,885	$2,068
Citi Holdings	3,324	3,622	3,912	4,039	4,204
Total Consumer non-accrual loans	$4,849	$5,279	$5,593	$5,924	$6,272

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $320 million at September 30, 2015, $343 million at June 30, 2015, $398 million at March 31, 2015, $421 million at December 31, 2014, and $493 million at September 30, 2014.

(2)
Included within the increase in corporate non-accrual loans from June 30, 2015 to September 30, 2015 is an approximate $340 million increase primarily related to Citi’s North America energy and energy-related corporate credit exposure. For additional information, see “Corporate Credit Details” below.

(3) For reporting purposes, includes the results of operations of EMEA GCB for all periods presented.

The changes in Citigroup’s non-accrual loans for the three months ended September 30, 2015 were as follows:

	Three months ended
	September 30, 2015
In millions of dollars	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,158	$5,279	$6,437
Additions	626	1,094	1,720
Sales and transfers to held-for-sale	(39)	(275)	(314)
Returned to performing	(39)	(258)	(297)
Paydowns/settlements	(95)	(323)	(418)
Charge-offs	(34)	(573)	(607)
Other	(19)	(95)	(114)
Ending balance	$1,558	$4,849	$6,407

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral.

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
In millions of dollars	2015	2015	2015	2014	2014
OREO(1)
Citicorp	$84	$87	$103	$92	$86
Citi Holdings	143	159	172	168	296
Total OREO	$227	$246	$275	$260	$382
North America	$177	$190	$221	$195	$303
EMEA	1	1	1	8	18
Latin America	44	50	48	47	49
Asia	5	5	5	10	12
Total OREO	$227	$246	$275	$260	$382
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$1,558	$1,158	$1,161	$1,183	$1,350
Consumer non-accrual loans	4,849	5,279	5,593	5,924	6,272
Non-accrual loans (NAL)	$6,407	$6,437	$6,754	$7,107	$7,622
OREO	$227	$246	$275	$260	$382
Non-accrual assets (NAA)	$6,634	$6,683	$7,029	$7,367	$8,004
NAL as a percentage of total loans	1.03%	1.02%	1.09%	1.10%	1.17%
NAA as a percentage of total assets	0.37	0.37	0.38	0.40	0.43
Allowance for loan losses as a percentage of NAL(2)	213	219	216	225	222

	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
Non-accrual assets—Total Citicorp	2015	2015	2015	2014	2014
Non-accrual loans (NAL)	$3,030	$2,760	$2,789	$3,011	$3,358
OREO	84	87	103	92	86
Non-accrual assets (NAA)	$3,114	$2,847	$2,892	$3,103	$3,444
NAA as a percentage of total assets	0.18%	0.17%	0.17%	0.18%	0.20%
Allowance for loan losses as a percentage of NAL(2)	347	387	394	370	345
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)	$3,377	$3,677	$3,965	$4,096	$4,264
OREO	143	159	172	168	296
Non-accrual assets (NAA)	$3,520	$3,836	$4,137	$4,264	$4,560
NAA as a percentage of total assets	3.20%	3.31%	3.39%	3.31%	3.33%
Allowance for loan losses as a percentage of NAL(2)	92	93	91	118	125

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

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Sept. 30, 2015	Dec. 31, 2014
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$36	$12
Mortgage and real estate(3)	110	106
Loans to financial institutions	1	—
Other	280	316
	$427	$434
In offices outside the U.S.
Commercial and industrial(2)	$90	$105
Mortgage and real estate(3)	34	1
Other	36	39
	$160	$145
Total Corporate renegotiated loans	$587	$579
Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate (8)	$10,788	$15,514
Cards	1,444	1,751
Installment and other	73	580
	$12,305	$17,845
In offices outside the U.S.
Mortgage and real estate	$633	$695
Cards	554	656
Installment and other	452	586
	$1,639	$1,937
Total Consumer renegotiated loans	$13,944	$19,782

(1)
Includes $246 million and $135 million of non-accrual loans included in the non-accrual assets table above at September 30, 2015 and December 31, 2014, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at September 30, 2015, Citi also modified $107 million and $25 million of commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside and outside the U.S., respectively. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at September 30, 2015, Citi also modified $22 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $2,782 million and $3,132 million of non-accrual loans included in the non-accrual assets table above at September 30, 2015 and December 31, 2014, respectively. The remaining loans are accruing interest.

(5)	Includes $140 million and $124 million of commercial real estate loans at September 30, 2015 and December 31, 2014, respectively.

(6)	Includes $75 million and $184 million of other commercial loans at September 30, 2015 and December 31, 2014, respectively.

(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

(8)	Reduction in the nine months ended September 30, 2015 includes $3,924 million related to TDRs sold or transferred to held-for-sale.

North America Consumer Mortgage Lending

Overview
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At September 30, 2015, Citi’s North America consumer mortgage portfolio was $88.6 billion (compared to $90.1 billion at June 30, 2015), of which the residential first mortgage portfolio was $63.5 billion (compared to $64.0 billion at June 30, 2015), and the home equity loan portfolio was $25.0 billion (compared to $26.1 billion at June 30, 2015). At September 30, 2015, $26.4 billion of first mortgages was recorded in Citi Holdings, with the remaining $37.1 billion recorded in Citicorp. At September 30, 2015, $21.5 billion of home equity loans was recorded in Citi Holdings, with the remaining $3.5 billion recorded in Citicorp. For additional information on Citi’s North America consumer mortgage portfolio, including Citi’s representations and warranties repurchase reserve, see “Managing Global Risk—Credit Risk—North America Consumer Mortgage Lending” in Citi’s 2014 Annual Report on Form 10-K.
Citi’s residential first mortgage portfolio included $3.6 billion of loans with FHA insurance or Department of Veterans Affairs (VA) guarantees at September 30, 2015, unchanged from June 30, 2015.
As of September 30, 2015, Citi’s North America residential first mortgage portfolio contained approximately $2.8 billion of adjustable rate mortgages that are currently required to make a payment consisting of only accrued interest for the payment period, or an interest-only payment, compared to $3.1 billion at June 30, 2015.

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

North America Residential First Mortgage - EOP Loans In billions of dollars

North America Residential First Mortgage - Net Credit Losses In millions of dollars

$139
2
83
54
$122
5
91
26
$108
5
81
22
$104
3
80
21
$85
1
75
9
3Q'14
4Q'14
1Q'15
2Q'15
3Q'15
Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp

	3Q'14	4Q'14	1Q'15	2Q'15	3Q'15
Total NCL	0.8%	0.7%	0.6%	0.6%	0.5%
Citi Holdings CMI	0.7%	0.4%	0.3%	0.4%	0.2%
Citi Holdings CFNA (1)	4.0%	4.6%	4.5%	4.7%	4.6%
Citi Holdings Total	1.4%	1.3%	1.3%	1.4%	1.2%
Citicorp	0.02%	0.05%	0.06%	0.03%	0.01%

S&P/Case Shiller Home Price Index (2)					
	4.8%	**4.4%**	**4.9%**	**4.9%**	**5.0%** (3)

Note: CMI refers to loans originated by CitiMortgage. CFNA refers to loans originated by CitiFinancial. Totals may not sum due to rounding.

(1)	The higher CitiFinancial residential first mortgage net credit loss rate beginning 4Q’14 was largely driven by ongoing loss mitigation activities.

(2)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(3)	Year-over-year change as of July 2015.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars

Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

Residential first mortgage portfolio net credit losses of $85 million declined 18% from the second quarter of 2015, with total Citi Holdings net credit losses (CitiMortgage and CitiFinancial) declining 17% sequentially. The decrease was driven primarily by continued improvements in the home price index (HPI).
Residential first mortgages originated by CitiFinancial have a higher net credit loss rate (4.6%, compared to 0.2% for CitiMortgage as of the third quarter of 2015), as CitiFinancial borrowers tend to have higher loan-to-value ratios (LTVs) and lower FICO (Fair Isaac Corporation) scores than CitiMortgage borrowers. CitiFinancial’s residential first mortgages also have a significantly different geographic distribution, with different mortgage market conditions that tend to lag the overall improvements in HPI.
During the third quarter of 2015, continued management actions, primarily delinquent loans sold or transferred to held-for-sale, were the primary driver of the overall improvement in delinquencies within Citi Holdings’ residential first mortgage portfolio. Citi sold or transferred to held-for-sale approximately $0.2 billion of delinquent residential first mortgages in the third quarter of 2015 (unchanged from the second quarter of 2015). Loans 30-179 days delinquent increased slightly during the third quarter of 2015 due to fewer loans sold or transferred to held-for-sale within these delinquency categories. Credit performance from quarter to quarter could continue to be impacted by the amount of delinquent loan sales or transfers to held-for-sale, as well as overall trends in HPI and interest rates.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s residential first mortgages as of September 30, 2015 and June 30, 2015.

In billions of dollars	September 30, 2015					June 30, 2015
State (1)	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% LTV > 100% (3)	Refreshed FICO
CA	$19.4	34%	0.3%	1%	750	$19.1	33%	0.4%	1%	749
NY/NJ/CT(4)	12.9	22	1.2	1	747	12.5	22	1.3	2	744
VA/MD	2.7	5	2.3	5	702	2.7	5	2.4	6	701
FL(4)	2.5	4	2.2	6	710	2.6	4	2.2	9	706
TX	2.4	4	2.3	—	688	2.4	4	2.4	—	686
IL(4)	2.4	4	1.7	5	725	2.4	4	2.0	8	721
Other	15.3	27	2.7	4	686	16.2	28	2.9	6	682
Total	$57.6	100%	1.5%	2%	725	$58.0	100%	1.6%	3%	721

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

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

Foreclosures
A substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At September 30, 2015, Citi’s foreclosure inventory included approximately $0.4 billion, or 0.7%, of the total residential first mortgage portfolio, unchanged from June 30, 2015 (based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs).
Citi’s foreclosure inventory continues to be impacted by the ongoing extensive state and regulatory requirements related to the foreclosure process, which continue to result in longer foreclosure timelines. Citi’s average timeframes to move a loan out of foreclosure are two to three times longer than historical norms, and continue to be even more pronounced in judicial states, where Citi has a higher concentration of residential first mortgages in foreclosure. As of September 30, 2015, approximately 22% of Citi’s total foreclosure inventory was active foreclosure units in process for over two years, compared to 21% as of June 30, 2015.

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

Revolving HELOCs
At September 30, 2015, Citi’s home equity loan portfolio of $25.0 billion included approximately $13.5 billion of home equity lines of credit (Revolving HELOCs) that are still within their revolving period and have not commenced amortization, or “reset,” compared to $14.8 billion at June 30, 2015. The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of September 30, 2015
Note: Totals may not sum due to rounding.

Approximately 21% of Citi’s total Revolving HELOCs portfolio had commenced amortization as of September 30, 2015 (compared to 16% as of June 30, 2015). Of the remaining Revolving HELOCs portfolio, approximately 69% will commence amortization during the remainder of 2015–2017. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans.
While it is not certain what ultimate impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2015–2017 could increase on average by approximately $360, or 165%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Of the Revolving HELOCs that will commence amortization during the remainder of 2015–2017, approximately $0.8 billion, or 8%, of the loans have a CLTV greater than 100% as of September 30, 2015. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Approximately 6.1% of the Revolving HELOCs that have begun amortization as of September 30, 2015 were 30+ days past due, compared to 3.0% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 5.9% and 2.6%, respectively, as of June 30, 2015.

As newly amortizing loans continue to season, the delinquency rate of the amortizing Revolving HELOC portfolio and total home equity loan portfolio could continue to increase. In addition, the resets have generally occurred during a period of historically low interest rates, which Citi believes has likely reduced the overall “payment shock” to the borrower.
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

As evidenced by the tables above, home equity loan net credit losses continued to improve during the third quarter of 2015, largely driven by the continued improvement in HPI. During the third quarter of 2015, loans 30-89 days delinquent increased primarily due to the increase in Revolving HELOCs commencing amortization.
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

North America Home Equity Loans—State Delinquency Trends
The following tables set forth, for total Citigroup, the six states and/or regions with the highest concentration of Citi’s home equity loans as of September 30, 2015 and June 30, 2015.

In billions of dollars	September 30, 2015					June 30, 2015
State (1)	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO	ENR (2)	ENR Distribution	90+DPD %	% CLTV > 100% (3)	Refreshed FICO
CA	$6.5	28%	1.6%	7%	729	$6.8	28%	1.5%	8%	729
NY/NJ/CT(4)	6.3	26	2.4	9	723	6.4	26	2.4	11	722
FL(4)	1.6	7	1.9	26	710	1.7	7	1.9	29	709
VA/MD	1.5	6	1.9	22	707	1.5	6	1.7	27	707
IL(4)	1.0	4	1.3	29	718	1.0	4	1.4	37	718
IN/OH/MI(4)	0.7	3	1.8	20	689	0.8	3	1.6	33	690
Other	6.1	26	1.7	12	703	6.4	26	1.7	18	703
Total	$23.7	100%	1.9%	12%	716	$24.7	100%	1.8%	16%	716

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans. CLTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

CONSUMER LOAN DETAILS

Consumer Loan Delinquency Amounts and Ratios

	Total loans(1)	90+ days past due(2)			30-89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	September 30, 2015	September 30, 2015	June 30, 2015	September 30, 2014	September 30, 2015	June 30, 2015	September 30, 2014
Citicorp(3)(4)
Total	$278.3	$2,085	$2,134	$2,654	$2,507	$2,387	$2,806
Ratio		0.75%	0.75%	0.91%	0.90%	0.84%	0.96%
Retail banking
Total	$145.9	$595	$636	$964	$806	$797	$912
Ratio		0.41%	0.43%	0.63%	0.56%	0.53%	0.60%
North America	50.6	138	150	229	198	176	213
Ratio		0.28%	0.31%	0.49%	0.40%	0.37%	0.46%
Latin America	23.9	274	296	515	280	266	302
Ratio		1.15%	1.15%	1.83%	1.17%	1.04%	1.07%
Asia(5)	71.4	183	190	220	328	355	397
Ratio		0.26%	0.25%	0.28%	0.46%	0.47%	0.51%
Cards
Total	$132.4	$1,490	$1,498	$1,690	$1,701	$1,590	$1,894
Ratio		1.13%	1.12%	1.22%	1.28%	1.19%	1.37%
North America—Citi-branded	64.8	491	495	559	504	462	566
Ratio		0.76%	0.77%	0.84%	0.78%	0.72%	0.85%
North America—Citi retail services	43.1	621	567	630	758	652	729
Ratio		1.44%	1.31%	1.47%	1.76%	1.51%	1.70%
Latin America	7.5	207	245	294	219	229	322
Ratio		2.76%	2.95%	3.00%	2.92%	2.76%	3.29%
Asia(5)	17.0	171	191	207	220	247	277
Ratio		1.01%	1.06%	1.10%	1.29%	1.36%	1.47%
Citi Holdings(6)(7)
Total	$54.8	$1,431	$1,540	$2,204	$1,348	$1,272	$2,156
Ratio		2.74%	2.76%	2.79%	2.58%	2.28%	2.73%
International	4.1	77	78	111	118	119	178
Ratio		1.88%	1.86%	1.22%	2.88%	2.83%	1.96%
North America	50.7	1,354	1,462	2,093	1,230	1,153	1,978
Ratio		2.81%	2.84%	2.99%	2.56%	2.24%	2.83%
Other (8)	0.3
Total Citigroup	$333.4	$3,516	$3,674	$4,858	$3,855	$3,659	$4,962
Ratio		1.07%	1.08%	1.31%	1.17%	1.08%	1.34%

(1)	Total loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on end-of-period (EOP) loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30–89 days past due and related ratios for Citicorp North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $498 million ($0.9 billion), $423 million ($0.8 billion) and $604 million ($1.1 billion) at September 30, 2015, June 30, 2015 and September 30, 2014, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $79 million, $75 million and $126 million at September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

(5)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(6)
The 90+ days and 30–89 days past due and related ratios for Citi Holdings North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) for each period were $1.7 billion ($2.6 billion), $1.7 billion ($2.7 billion) and $2.6 billion ($5.0 billion) at September 30, 2015, June 30, 2015 and September 30, 2014, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.3 billion, $0.3 billion and $0.7 billion at September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

(7)
The September 30, 2015, June 30, 2015 and September 30, 2014 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $12 million, $12 million and $17 million, respectively, of loans that are carried at fair value.

(8)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	3Q15	3Q15	2Q15	3Q14
Citicorp
Total	$278.5	$1,411	$1,579	$1,680
Ratio		2.01%	2.24%	2.28%
Retail banking
Total	$146.7	$279	$315	$325
Ratio		0.75%	0.84%	0.84%
North America	50.0	34	40	36
Ratio		0.27%	0.33%	0.30%
Latin America	24.2	168	196	210
Ratio		2.75%	3.06%	2.92%
Asia(4)	72.5	77	79	79
Ratio		0.42%	0.42%	0.40%
Cards
Total	$131.8	$1,132	$1,264	$1,355
Ratio		3.41%	3.83%	3.90%
North America—Citi-branded	63.9	443	503	526
Ratio		2.75%	3.19%	3.16%
North America—Retail services	43.1	401	457	457
Ratio		3.69%	4.30%	4.23%
Latin America	7.7	187	196	250
Ratio		9.64%	9.25%	10.02%
Asia(4)	17.1	101	108	122
Ratio		2.34%	2.39%	2.53%
Citi Holdings(3)
Total	$56.8	$204	$234	$433
Ratio		1.42%	1.57%	1.88%
International	4.1	38	41	64
Ratio		3.68%	3.65%	2.00%
North America	52.7	166	193	369
Ratio		1.25%	1.40%	1.90%
Other (5)	—	2	1	2
Total Citigroup	$335.3	$1,617	$1,814	$2,115
Ratio		1.91%	2.13%	2.20%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
As a result of the entry into an agreement in March 2015 to sell OneMain Financial (OneMain), OneMain was classified as held-for-sale (HFS) at the end of the first quarter 2015. As a result of HFS accounting treatment, approximately $160 million and $116 million of net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) during the second and third quarters of 2015, respectively. Accordingly, these NCLs are not included in this table.

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

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio (excluding private bank in ICG), before consideration of collateral or hedges, by remaining tenor for the periods indicated. The vast majority of Citi’s corporate credit portfolio resides in ICG.

	At September 30, 2015				At June 30, 2015				At December 31, 2014
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total Exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet) (1)	$95	$99	$30	$224	$97	$98	$29	$224	$95	$85	$33	$213
Unfunded lending commitments (off-balance sheet)(2)	91	222	36	349	93	202	36	331	92	207	33	332
Total exposure	$186	$321	$66	$573	$190	$300	$65	$555	$187	$292	$66	$545

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	September 30, 2015	June 30, 2015	December 31, 2014
North America	56%	55%	55%
EMEA	25	25	25
Asia	12	13	13
Latin America	7	7	7
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio by facility risk rating at September 30, 2015, June 30, 2015 and December 31, 2014, as a percentage of the total corporate credit portfolio:

	Total Exposure
	September 30, 2015	June 30, 2015	December 31, 2014
AAA/AA/A	49%	51%	49%
BBB	35	33	33
BB/B	15	15	16
CCC or below	1	1	1
Unrated	—	—	1
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total Exposure
	September 30, 2015	June 30, 2015	December 31, 2014
Transportation and industrial	21%	21%	21%
Consumer retail and health	16	15	17
Technology, media and telecom	10	11	9
Power, chemicals, commodities and metals and mining	10	10	10
Energy (1)	9	10	10
Banks/broker-dealers	7	8	8
Hedge funds	6	6	5
Real estate	6	5	6
Insurance and special purpose entities	6	5	5
Public sector	5	5	5
Other industries	4	4	4
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
(1) In addition to this exposure, Citi also has energy-related exposure within the “Public sector” (e.g., energy-related state-owned entities) and “Transportation and industrial” sector (e.g., off-shore drilling entities) included in the table above. As of September 30, 2015, Citi’s total exposure to these energy-related entities remained largely consistent with the prior quarter, at approximately $7 billion, of which approximately $4 billion consisted of direct outstanding funded loans.

As of September 30, 2015, Citi’s total corporate credit exposure to the energy and energy-related sector (see footnote 1 to the table above) was approximately $61 billion, with approximately $21 billion, or 3%, of Citi’s total outstanding loans consisting of direct outstanding funded loans. This compared to approximately $60 billion of total corporate credit exposure and $22 billion of direct outstanding funded loans as of June 30, 2015. In addition, as of September 30, 2015, approximately 73% of Citi’s total corporate credit energy and energy-related exposure (based on the methodology described above) was in the United States, United Kingdom and Canada (compared to approximately 72% at June 30, 2015). Also, as of September 30, 2015, approximately 79% of Citi’s total energy and energy-related exposures were rated investment grade (compared to approximately 83% as of June 30, 2015), reflecting downgrades in the North America energy and energy-related portfolio during the quarter as well as the impact of new commitments.
During the third quarter of 2015, Citi built additional energy and energy-related loan loss reserves of approximately $140 million, and incurred approximately $17 million of net credit losses in these portfolios. In addition, approximately $340 million of the increase in corporate non-accrual loans during the third quarter of 2015 reflected the downgrades primarily in the North America energy and energy-related portfolio during the quarter. Of the total increase in corporate non-accrual loans in the third quarter of 2015, approximately two-thirds remained performing as of September 30, 2015.

Credit Risk Mitigation
As part of its overall risk management activities, Citigroup uses credit derivatives and other risk mitigants to hedge portions of the credit risk in its corporate credit portfolio, in addition to outright asset sales. The results of the mark-to-market and any realized gains or losses on credit derivatives are reflected primarily in Other revenue on the Consolidated Statement of Income.
At September 30, 2015, June 30, 2015 and December 31, 2014, $33.0 billion, $25.2 billion and $27.6 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked-to-market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. At September 30, 2015, June 30, 2015 and December 31, 2014, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	September 30, 2015	June 30, 2015	December 31, 2014
AAA/AA/A	24%	23%	24%
BBB	44	38	42
BB/B	28	34	28
CCC or below	4	5	6
Total	100%	100%	100%

At September 30, 2015, June 30, 2015 and December 31, 2014, the credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	September 30, 2015	June 30, 2015	December 31, 2014
Transportation and industrial	28%	30%	30%
Technology, media and telecom	15	14	15
Consumer retail and health	15	12	11
Power, Chemicals, Commodities and Metals and Mining	13	13	15
Energy	13	13	10
Insurance and special purpose entities	6	4	4
Banks/broker-dealers	4	6	7
Public Sector	4	6	6
Other industries	2	2	2
Total	100%	100%	100%

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

High-Quality Liquid Assets

	Parent(1)			Significant Citibank Entities(2)			Other Citibank and Banamex Entities			Total
In billions of dollars	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014
Available cash	$21.5	$17.8	$27.3	$59.6	$63.7	$77.8	$9.3	$8.2	$8.5	$90.4	$89.7	$113.6
Unencumbered liquid securities	35.0	29.0	31.8	217.0	210.7	197.5	56.5	56.4	73.6	$308.5	$296.1	$302.9
Total	$56.5	$46.8	$59.1	$276.6	$274.4	$275.3	$65.8	$64.6	$82.1	$398.9	$385.8	$416.4

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
(2) “Significant Citibank Entities” consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong, Japan and Singapore.

As set forth in the table above, Citi’s high-quality liquid assets (HQLA) as of September 30, 2015 were $398.9 billion, compared to $385.8 billion as of June 30, 2015 and $416.4 billion as of September 30, 2014. Year-over-year, Citi was able to reduce its required levels of HQLA as it continued to improve the liquidity value of its deposits. The decrease in Citi’s HQLA from the prior-year period was driven primarily by reductions in short-term borrowings and corporate deposits. The increase in HQLA quarter-over-quarter was largely driven by a reduction in loans and illiquid trading assets, as well as an increase in long-term debt, partially offset by a reduction in deposits.
The following table shows further detail of the composition of Citi's HQLA by type of asset for the periods indicated. For securities, the amounts represent the liquidity value that potentially could be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for secured financing transactions.

In billions of dollars	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014
Available cash	$90.4	$89.7	$113.6
U.S. Treasuries	142.0	138.2	117.1
U.S. Agencies/Agency MBS	61.1	59.7	60.7
Foreign government(1)	103.0	94.1	121.6
Other investment grade	2.3	4.0	3.4
Total	$398.9	$385.8	$416.4
Note: Amounts set forth in the table above are based on the U.S. LCR rules.

(1)
Foreign government includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government securities are held largely to support local liquidity requirements and Citi’s local franchises and principally included government bonds from Brazil, China, Hong Kong, India, Korea and Singapore.

Citi’s HQLA as set forth above does not include additional potential liquidity in the form of Citigroup’s borrowing capacity from the various Federal Home Loan Banks (FHLB), which was approximately $36 billion as of September 30, 2015 (compared to $37 billion as of June 30, 2015 and $22 billion as of September 30, 2014) and is maintained by pledged collateral to all such banks. The HQLA shown above also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or international central banks, which would be in addition to the resources noted above.
In general, Citigroup can freely fund legal entities within its bank vehicles. Citigroup’s bank subsidiaries, including Citibank, N.A., can lend to the Citigroup parent and broker-

dealer entities in accordance with Section 23A of the Federal Reserve Act. As of September 30, 2015, the amount available for lending to these entities under Section 23A was approximately $17 billion (unchanged from June 30, 2015 and September 30, 2014), subject to collateral requirements.

Deposits
Deposits are the primary and lowest cost funding source for Citi’s bank subsidiaries. The table below sets forth the end-of-period deposits, by business and/or segment, and the total average deposits for each of the periods indicated.

In billions of dollars	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014
Global Consumer Banking
North America	$170.9	$173.5	$171.7
Latin America	38.8	42.1	44.0
Asia(1)	87.1	89.6	90.5
Total	$296.8	$305.2	$306.2
ICG
Treasury and trade solutions (TTS)	$398.7	$397.5	$380.5
Banking ex-TTS	117.4	108.2	95.3
Markets and securities services	78.8	82.4	87.1
Total	$594.9	$588.1	$562.9
Corporate/Other	5.4	7.0	29.0
Total Citicorp	$897.1	$900.3	$898.1
Total Citi Holdings(2)	7.1	7.7	44.6
Total Citigroup deposits (EOP)	$904.2	$908.0	$942.7
Total Citigroup deposits (AVG)	$903.1	$906.4	$954.2

(1)	For reporting purposes, includes EMEA GCB for all periods presented.

(2)
September 30, 2015 and June 30, 2015 deposit balances reflect the reclassification to held-for-sale of approximately $21 billion of deposits as a result of Citigroup’s entry into an agreement in December 2014 to sell its Japan retail banking business.

End-of-period deposits decreased 4% year-over-year and remained relatively unchanged quarter-over-quarter. Excluding the impact of FX translation, Citigroup’s end-of-period deposits were relatively unchanged year-over-year but increased slightly sequentially.
Excluding the impact of FX translation, Citicorp deposits grew 4% year-over-year, offset by a continued decline in Citi Holdings deposits. Within Citicorp, GCB deposits increased 2% year-over-year, driven by 5% growth in international deposits. ICG deposits increased 10% year-over-year, especially in North America and Asia, with continued deposit growth in treasury and trade solutions and private bank. The decline in Citi Holdings deposits from the prior-year period was primarily driven by the reclassification to held-for-sale of deposits relating to Citi’s Japan retail banking business (see note 2 to the table above), as well as the now complete transfer of MSSB deposits to Morgan Stanley. Average deposits declined 1% year-over-year, as the growth in Citicorp was more than offset by the reduction in Citi Holdings deposits.
Sequentially, excluding the impact of FX translation, deposits increased 1%, as growth in treasury and trade solutions and private bank was only partially offset by a slight decline in GCB deposits. Average deposits grew 1% quarter-over-quarter, primarily due to 2% growth in ICG, partially offset by the ongoing reduction in Citi Holdings deposits.
Citi monitors its deposit base across multiple dimensions, including what Citi refers to as “LCR value” or the liquidity value of the deposit base under the U.S. LCR rules. Citi defines the liquidity value of deposits as the percentage of deposits assumed to remain following a 30-day period of liquidity stress. Under U.S. LCR rules, deposits are assigned liquidity values based on expected behavior under stress, determined by the type of deposit and the type of client. Generally, the U.S. LCR rules prioritize operating accounts of consumers (including retail and commercial banking deposits) and corporations, while assigning lower liquidity values to non-operating balances of financial institutions. As of September 30, 2015, Citi’s total deposits had a liquidity value of approximately 74% under the U.S. LCR rules, unchanged from June 30, 2015, with a liquidity value of approximately 86% for Citi’s GCB deposits and 68% for ICG deposits, including Corporate/Other.

Long-Term Debt
Long-term debt (generally defined as debt with original maturities of one year or more) represents the most significant component of Citi’s funding for the parent entities and is a supplementary source of funding for the bank entities.
Long-term debt is an important funding source due in part to its multi-year contractual maturity structure. The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank, N.A.) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 6.8 years as of September 30, 2015, a slight increase from the prior quarter, due in part to the issuance of longer-dated debt securities during the third quarter of 2015.
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

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014
Parent(1)	$156.8	$155.1	$155.9
Benchmark debt:
Senior debt	99.5	98.4	97.5
Subordinated debt	26.8	25.6	24.2
Trust preferred	1.7	1.7	1.7
Customer-Related debt:
Structured debt	23.1	23.7	22.3
Non-structured debt	3.6	4.5	6.4
Local Country and Other(1)(2)	2.1	1.2	3.8
Bank	$56.7	$56.7	$67.9
FHLB Borrowings	17.3	16.8	23.3
Securitizations(3)	32.0	32.0	38.2
Local Country and Other(2)	7.4	7.9	6.4
Total long-term debt(1)	$213.5	$211.8	$223.8
Note: Amounts represent the current value of long-term debt on Citi’s Consolidated Balance Sheet which, for certain debt instruments, includes consideration of fair value, hedging impacts and unamortized discounts and premiums.

(1)
September 30, 2015 and June 30, 2015 long-term debt balances exclude approximately $6.2 billion and $5.9 billion, respectively, of long-term debt (consisting largely of personal loan securitizations) relating to OneMain Financial, classified as held-for-sale as a result of Citigroup’s entry into an agreement in March 2015 to sell its OneMain Financial business.

(2)	Local country debt includes debt issued by Citi’s affiliates in support of their local operations.

(3)	Predominantly credit card securitizations, primarily backed by Citi-branded credit cards.

Citi’s total long-term debt outstanding decreased year-over-year but increased slightly quarter-over-quarter. Year-over-year, Citi’s total long-term debt outstanding decreased primarily due to continued reductions in securitizations and FHLB borrowings at the bank entities, as well as the reclassification to held-for-sale of long-term debt relating to OneMain Financial (see note 1 to the table above). Sequentially, Citi’s total long-term debt increased due to issuance of senior and subordinated debt at the parent level.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the third quarter of 2015, Citi repurchased an aggregate of approximately $1.2 billion of its outstanding long-term debt.
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

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	3Q15		2Q15		3Q14
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent(1)	$5.9	$7.6	$7.0	$12.5	$11.5	$9.8
Benchmark debt:
Senior debt	2.8	3.4	3.2	5.4	4.2	5.0
Subordinated debt	0.7	2.0	2.0	3.0	4.0	0.7
Trust preferred	—	—	—	—	—	—
Customer-related debt:
Structured debt	1.5	1.6	1.4	3.9	2.1	2.7
Non-structured debt	0.8	0.1	0.3	0.1	0.9	0.1
Local Country and Other(1)	0.1	0.5	0.1	0.1	0.3	1.3
Bank	$1.8	$2.0	$3.6	$1.7	$4.5	$9.0
FHLB borrowings	0.5	1.0	—	0.5	1.0	5.3
Securitizations	0.7	0.8	3.2	—	2.9	3.0
Local Country and Other	0.6	0.2	0.4	1.2	0.6	0.7
Total(1)	$7.7	$9.6	$10.6	$14.2	$16.0	$18.8
(1) As a result of OneMain Financial’s reclassification to held-for-sale in March 2015, 3Q15 and 2Q15 exclude issuances of $0.3 billion and $1.3 billion, respectively, relating to OneMain Financial.

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2015, as well as its aggregate expected annual long-term debt maturities as of September 30, 2015:

	Maturities YTD'15
In billions of dollars		2015	2016	2017	2018	2019	2020	Thereafter	Total
Parent(1)	$21.5	$4.0	$18.7	$25.3	$22.1	$18.3	$6.5	$61.9	$156.8
Benchmark debt:
Senior debt	11.1	2.5	11.8	19.2	18.1	15.1	4.1	28.7	99.5
Subordinated debt	3.1	—	1.5	2.9	1.1	1.3	—	20.0	26.8
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt:
Structured debt	5.4	1.0	4.8	2.6	2.3	1.6	2.1	8.7	23.1
Non-structured debt	1.5	0.5	0.5	0.5	0.4	0.2	0.2	1.3	3.6
Local Country and Other(1)	0.4	—	0.1	0.1	0.2	0.1	0.1	1.5	2.1
Bank	$12.3	$2.1	$23.0	$15.8	$9.2	$2.3	$0.4	$3.9	56.7
FHLB borrowings	4.0	—	9.6	7.1	0.5	—	—	0.1	17.3
Securitizations	6.7	1.2	10.3	6.5	8.4	2.0	0.1	3.5	32.0
Local Country and Other	1.5	0.9	3.1	2.2	0.3	0.3	0.3	0.3	7.4
Total long-term debt(1)	$33.8	$6.1	$41.7	$41.1	$31.3	$20.6	$6.9	$65.8	$213.5
(1) Maturities exclude OneMain Financial long-term debt of approximately $6.2 billion (consisting largely of personal loan securitizations) reclassified to held-for-sale as a result of Citigroup’s entry into an agreement in March 2015 to sell its OneMain Financial business.
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
Secured funding of $169 billion as of September 30, 2015 declined 4% from the prior-year period and 5% sequentially. Excluding the impact of FX translation, secured funding increased 3% from the prior-year period and decreased 4% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $174 billion for the quarter ended September 30, 2015, compared to $183 billion for the quarter ended June 30, 2015 and $182 billion for the quarter ended September 30, 2014.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund trading inventory.  To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid trading inventory was greater than 110 days as of September 30, 2015.
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

In billions of dollars	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014
Commercial paper
Parent	$—	$—	$0.2
Significant Citibank entities	9.4	10.0	17.6
Total	$9.4	$10.0	$17.8

Other Short-Term Borrowings
At September 30, 2015, Citi’s other short-term borrowings, which included borrowings from the FHLB and other market participants, were approximately $13 billion, compared to $16 billion at June 30, 2015, and $47 billion at September 30, 2014. Citi has purposefully reduced its other short-term borrowings, including FHLB borrowings, as it continued to grow its high-quality deposits.

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
The table below sets forth the components of Citi’s LCR calculation and HQLA in excess of net outflows as of the periods indicated.

in billions of dollars	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014
HQLA	$398.9	$385.8	$416.4
Net outflows	$355.6	$347.3	$374.5
LCR	112%	111%	111%
HQLA in excess of net outflows	$43.3	$38.6	$42.0
Note: Amounts set forth in the table above are based on the U.S. LCR rules.

As set forth in the table above, Citi’s LCR increased slightly both year-over-year and quarter-over-quarter. Year-over-year, Citi’s LCR increased as the reduction in Citi’s HQLA was offset by a reduction in net outflows, reflecting the improvement in the LCR liquidity value of Citi’s deposits. Quarter-over-quarter, Citi’s LCR increased slightly due to the increase in Citi’s HQLA, partially offset by an increase in outflows, driven by fluctuations in deposits as well as the impact of new credit extensions.

Credit Ratings
Citigroup’s funding and liquidity, its funding capacity, ability to access capital markets and other sources of funds, the cost of these funds, and its ability to maintain certain deposits are partially dependent on its credit ratings. The table below sets forth the ratings for Citigroup and Citibank, N.A. as of September 30, 2015. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Inc. (CGMI) were A/A-1 at Standard & Poor’s and A+/F1 at Fitch as of September 30, 2015.

Debt Ratings as of September 30, 2015

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service (Moody’s)	Baa1	P-2	Stable	A1	P-1	Stable
Standard & Poor’s (S&P)	A-	A-2	Negative	A	A-1	Positive
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

Citigroup Inc. and Citibank, N.A.—Potential Derivative Triggers
As of September 30, 2015, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.7 billion, compared to $0.8 billion as of June 30, 2015. Other funding sources, such as secured financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.

As of September 30, 2015, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank, N.A. across all three major rating agencies could impact Citibank, N.A.’s funding and liquidity by approximately $1.5 billion, compared to $1.3 billion as of June 30, 2015, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, N.A., across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $2.2 billion, compared to $2.1 billion as of June 30, 2015 (see also Note 21 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citi’s parent entities were approximately $57 billion, and the liquidity resources of Citi’s significant Citibank entities and other Citibank and Banamex entities were approximately $342 billion, for a total of approximately $399 billion as of September 30, 2015. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank, N.A.—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank, N.A.’s senior debt/long-term rating by S&P and Fitch could also have an adverse impact on the commercial paper/short-term rating of Citibank, N.A. As of September 30, 2015, Citibank, N.A. had liquidity commitments of approximately $9.4 billion to consolidated asset-backed commercial paper conduits, compared to $10.0 billion as of June 30, 2015 (as referenced in Note 20 to the Consolidated Financial Statements).
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

In millions of dollars (unless otherwise noted)	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,533	$1,360	$1,159
All other currencies	616	645	713
Total	$2,149	$2,005	$1,872
As a % of average interest-earning assets	0.13%	0.12%	0.11%
Estimated initial impact to AOCI (after-tax)(2)	$(4,450)	$(4,213)	$(3,621)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(50)	(47)	(41)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(233) million for a 100 basis point instantaneous increase in interest rates as of September 30, 2015.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated initial AOCI impact above.
The sequential increase in the estimated impact to net interest revenue primarily reflected changes in balance sheet composition, including the increase in certain of Citi’s deposit balances. The sequential increase in the estimated impact to AOCI and the Common Equity Tier 1 Capital ratio primarily reflected changes in the composition of Citi Treasury’s investment and interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to AOCI would be offset in shareholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of September 30, 2015, Citi expects that the negative $4.4 billion impact to AOCI in such a scenario could potentially be offset over approximately 23 months.
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

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,533	$1,458	$125	$(218)
All other Currencies	616	574	35	(35)
Total	$2,149	$2,032	$160	$(253)
Estimated initial impact to AOCI (after-tax)(1)	$(4,450)	$(2,811)	$(1,798)	$1,509
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(50)	(32)	(20)	16
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of September 30, 2015, Citi estimates that a simultaneous 5% appreciation of the U.S. dollar against all of Citi’s other currencies could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 0.9% of TCE, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the British pound sterling, the euro, the Chinese yuan and the Australian dollar.
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

	For the quarter ended
In millions of dollars (unless otherwise noted)	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014
Change in FX spot rate(1)	(6.0)%	0.2%	(4.4)%
Change in TCE due to foreign currency translation, net of hedges	$(2,010)	$(44)	$(1,182)
As a % of Tangible Common Equity	(1.1)%	—%	(0.7)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in foreign currency translation, net of hedges (bps)	(5)	(3)	3

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Yields

	3rd Qtr.		2nd Qtr.		3rd Qtr.		Change
In millions of dollars, except as otherwise noted	2015		2015		2014		3Q15 vs. 3Q14
Interest revenue(1)	$14,832		$14,995		$15,636		(5)%
Interest expense	$2,941		3,051		3,325		(12)
Net interest revenue(1)(2)	$11,891		$11,944		$12,311		(3)%
Interest revenue—average rate	3.67%		3.71%		3.70%		(3)	bps
Interest expense—average rate	0.93		0.97		0.98		(5)	bps
Net interest margin	2.94%		2.95%		2.91%		3	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.69%		0.61%		0.52%		17	bps
10-year U.S. Treasury note—average rate	2.22		2.16		2.50		(28)	bps
10-year vs. two-year spread	153	bps	155	bps	198	bps

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $118 million, $121 million, and $124 million for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value with changes recorded in Principal transactions.

Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Citi’s NIM remained relatively unchanged quarter-over-quarter as trading NIM continued to be higher than expected. During the fourth quarter of 2015, Citi’s NIM will be dependent on a number of factors, including the level of trading NIM, the timing of expected divestitures from Citi Holdings, including OneMain Financial and the Japan retail banking business, as well as the magnitude and timing of any planned debt redemption actions.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2015	2015	2014	2015	2015	2014	2015	2015	2014
Assets
Deposits with banks(5)	$139,349	$134,641	$159,432	$187	$168	$235	0.53%	0.50%	0.58%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$150,455	$149,577	$147,640	$313	$307	$256	0.83%	0.82%	0.69%
In offices outside the U.S.(5)	83,376	86,458	100,434	343	357	311	1.63%	1.66%	1.23%
Total	$233,831	$236,035	$248,074	$656	$664	$567	1.11%	1.13%	0.91%
Trading account assets(7)(8)
In U.S. offices	$114,360	$118,896	$116,659	$1,024	$985	$878	3.55%	3.32%	2.99%
In offices outside the U.S.(5)	95,827	110,691	121,183	507	671	637	2.10%	2.43%	2.09%
Total	$210,187	$229,587	$237,842	$1,531	$1,656	$1,515	2.89%	2.89%	2.53%
Investments
In U.S. offices
Taxable	$211,722	$214,168	$193,204	$941	$973	$868	1.76%	1.82%	1.78%
Exempt from U.S. income tax	19,745	19,818	20,599	101	99	158	2.03%	2.00%	3.04%
In offices outside the U.S.(5)	103,656	99,045	113,987	760	760	885	2.91%	3.08%	3.08%
Total	$335,123	$333,031	$327,790	$1,802	$1,832	$1,911	2.13%	2.21%	2.31%
Loans (net of unearned income)(9)
In U.S. offices	$354,572	$347,779	$360,917	$6,472	$6,292	$6,544	7.24%	7.26%	7.19%
In offices outside the U.S.(5)	268,633	279,247	298,185	3,523	3,721	4,649	5.20%	5.34%	6.19%
Total	$623,205	$627,026	$659,102	$9,995	$10,013	$11,193	6.36%	6.41%	6.74%
Other interest-earning assets(10)	$60,459	$62,656	$43,703	$661	$662	$215	4.34%	4.24%	1.95%
Total interest-earning assets	$1,602,154	$1,622,976	$1,675,943	$14,832	$14,995	$15,636	3.67%	3.71%	3.70%
Non-interest-earning assets(7)	$216,136	$216,708	$219,446
Total assets	$1,818,290	$1,839,684	$1,895,389

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $118 million, $121 million and $124 million for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.	3rd Qtr.	2nd Qtr.	3rd Qtr.
In millions of dollars, except rates	2015	2015	2014	2015	2015	2014	2015	2015	2014
Liabilities
Deposits
In U.S. offices(5)	$271,141	$269,673	$293,927	$311	$330	$329	0.46%	0.49%	0.44%
In offices outside the U.S.(6)	425,741	431,305	459,656	904	958	1,088	0.84%	0.89%	0.94%
Total	$696,882	$700,978	$753,583	$1,215	$1,288	$1,417	0.69%	0.74%	0.75%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$111,629	$112,690	$98,735	$177	$183	$136	0.63%	0.65%	0.55%
In offices outside the U.S.(6)	62,616	70,602	83,474	202	260	275	1.28%	1.48%	1.31%
Total	$174,245	$183,292	$182,209	$379	$443	$411	0.86%	0.97%	0.89%
Trading account liabilities(8)(9)
In U.S. offices	$24,673	$26,008	$31,773	$29	$27	$14	0.47%	0.42%	0.17%
In offices outside the U.S.(6)	45,797	46,972	43,629	28	27	24	0.24%	0.23%	0.22%
Total	$70,470	$72,980	$75,402	$57	$54	$38	0.32%	0.30%	0.20%
Short-term borrowings(10)
In U.S. offices	$65,368	$65,695	$80,829	$100	$73	$41	0.61%	0.45%	0.20%
In offices outside the U.S.(6)	66,653	48,584	44,164	59	84	100	0.35%	0.69%	0.90%
Total	$132,021	$114,279	$124,993	$159	$157	$141	0.48%	0.55%	0.45%
Long-term debt(11)
In U.S. offices	$179,575	$180,517	$196,972	$1,080	$1,057	$1,259	2.39%	2.35%	2.54%
In offices outside the U.S.(6)	8,061	7,393	7,028	51	52	59	2.51%	2.82%	3.33%
Total	$187,636	$187,910	$204,000	$1,131	$1,109	$1,318	2.39%	2.37%	2.56%
Total interest-bearing liabilities	$1,261,254	$1,259,439	$1,340,187	$2,941	$3,051	$3,325	0.93%	0.97%	0.98%
Demand deposits in U.S. offices	$27,781	$24,670	$25,209
Other non-interest-bearing liabilities(8)	308,167	336,701	315,871
Total liabilities	$1,597,202	$1,620,810	$1,681,267
Citigroup stockholders’ equity(12)	$219,839	$217,522	$212,513
Noncontrolling interest	1,249	1,352	1,609
Total equity(12)	$221,088	$218,874	$214,122
Total liabilities and stockholders’ equity	$1,818,290	$1,839,684	$1,895,389
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$940,283	$884,959	$957,803	$7,252	$7,087	$7,041	3.06%	3.21%	2.92%
In offices outside the U.S.(6)	661,871	738,017	718,140	4,639	4,857	5,270	2.78	2.64	2.91
Total	$1,602,154	$1,622,976	$1,675,943	$11,891	$11,944	$12,311	2.94%	2.95%	2.91%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $118 million, $121 million and $124 million for the three months ended September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
In millions of dollars, except rates	Nine Months 2015	Nine Months 2014	Nine Months 2015	Nine Months 2014	Nine Months 2015	Nine Months 2014
Assets
Deposits with banks(5)	$137,721	$164,968	$538	$737	0.52%	0.60%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$150,370	$153,228	$903	$762	0.80%	0.66%
In offices outside the U.S.(5)	86,645	103,002	1,059	991	1.63%	1.29%
Total	$237,015	$256,230	$1,962	$1,753	1.11%	0.91%
Trading account assets(7)(8)
In U.S. offices	$116,735	$113,797	$2,927	$2,561	3.35%	3.01%
In offices outside the U.S.(5)	105,942	121,695	1,694	1,960	2.14%	2.15%
Total	$222,677	$235,492	$4,621	$4,521	2.77%	2.57%
Investments
In U.S. offices
Taxable	$213,107	$184,876	$2,854	$2,384	1.79%	1.72%
Exempt from U.S. income tax	20,101	20,390	283	529	1.88%	3.47%
In offices outside the U.S.(5)	101,623	114,333	2,289	2,734	3.01%	3.20%
Total	$334,831	$319,599	$5,426	$5,647	2.17%	2.36%
Loans (net of unearned income)(9)
In U.S. offices	$353,434	$361,750	$19,132	$19,507	7.24%	7.21%
In offices outside the U.S.(5)	274,931	299,210	11,439	14,239	5.56%	6.36%
Total	$628,365	$660,960	$30,571	$33,746	6.50%	6.83%
Other interest-earning assets(10)	$56,205	$38,894	$1,432	$392	3.41%	1.35%
Total interest-earning assets	$1,616,814	$1,676,143	$44,550	$46,796	3.68%	3.73%
Non-interest-earning assets(7)	$220,217	$219,754
Total assets	$1,837,031	$1,895,897

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $363 million and $373 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
In millions of dollars, except rates	Nine Months 2015	Nine Months 2014	Nine Months 2015	Nine Months 2014	Nine Months 2015	Nine Months 2014
Liabilities
Deposits
In U.S. offices(5)	$274,111	$289,555	$997	$1,087	0.49%	0.50%
In offices outside the U.S.(6)	424,641	470,658	2,832	3,248	0.89%	0.92%
Total	$698,752	$760,213	$3,829	$4,335	0.73%	0.76%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$110,238	$100,643	$523	$490	0.63%	0.65%
In offices outside the U.S.(6)	67,979	90,243	675	983	1.33%	1.46%
Total	$178,217	$190,886	$1,198	$1,473	0.90%	1.03%
Trading account liabilities(8)(9)
In U.S. offices	$26,240	$30,280	$79	$58	0.40%	0.26%
In offices outside the U.S.(6)	45,976	46,577	79	69	0.23%	0.20%
Total	$72,216	$76,857	$158	$127	0.29%	0.22%
Short-term borrowings(10)
In U.S. offices	$67,708	$79,008	$194	$130	0.38%	0.22%
In offices outside the U.S.(6)	57,438	39,311	241	310	0.56%	1.05%
Total	$125,146	$118,319	$435	$440	0.46%	0.50%
Long-term debt(11)
In U.S. offices	$183,882	$193,970	$3,247	$3,942	2.36%	2.72%
In offices outside the U.S.(6)	7,487	8,211	153	214	2.73%	3.48%
Total	$191,369	$202,181	$3,400	$4,156	2.38%	2.75%
Total interest-bearing liabilities	$1,265,700	$1,348,456	$9,020	$10,531	0.95%	1.04%
Demand deposits in U.S. offices	$25,490	$26,978
Other non-interest-bearing liabilities(8)	327,998	308,658
Total liabilities	$1,619,188	$1,684,092
Citigroup stockholders’ equity(12)	$216,498	$210,066
Noncontrolling interest	1,345	1,739
Total equity(12)	$217,843	$211,805
Total liabilities and stockholders’ equity	$1,837,031	$1,895,897
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$922,720	$950,484	$21,342	$20,357	3.09%	2.86%
In offices outside the U.S.(6)	694,094	725,659	14,188	15,908	2.73%	2.93%
Total	$1,616,814	$1,676,143	$35,530	$36,265	2.94%	2.89%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $363 million and $373 million for the nine months ended September 30, 2015, and September 30, 2014, respectively.

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

(12)	Includes stockholders' equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	3rd Qtr. 2015 vs. 2nd Qtr. 2015			3rd Qtr. 2015 vs. 3rd Qtr. 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$6	$13	$19	$(28)	$(20)	$(48)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$2	$4	$6	$5	$52	$57
In offices outside the U.S.(4)	(13)	(1)	(14)	(59)	91	32
Total	$(11)	$3	$(8)	$(54)	$143	$89
Trading account assets(5)
In U.S. offices	$(39)	$78	$39	$(18)	$164	$146
In offices outside the U.S.(4)	(84)	(80)	(164)	(134)	4	(130)
Total	$(123)	$(2)	$(125)	$(152)	$168	$16
Investments(1)
In U.S. offices	$(11)	$(19)	$(30)	$82	$(66)	$16
In offices outside the U.S.(4)	35	(35)	—	(77)	(48)	(125)
Total	$24	$(54)	$(30)	$5	$(114)	$(109)
Loans (net of unearned income)(6)
In U.S. offices	$124	$56	$180	$(116)	$44	$(72)
In offices outside the U.S.(4)	(140)	(58)	(198)	(433)	(693)	(1,126)
Total	$(16)	$(2)	$(18)	$(549)	$(649)	$(1,198)
Other interest-earning assets(7)	$(24)	$23	$(1)	$106	$340	$446
Total interest revenue	$(144)	$(19)	$(163)	$(672)	$(132)	$(804)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Interest Revenue(1)(2)(3)

	3rd Qtr. 2015 vs. 2nd Qtr. 2015			3rd Qtr. 2015 vs. 3rd Qtr. 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$2	$(21)	$(19)	$(26)	$8	$(18)
In offices outside the U.S.(4)	(12)	(42)	(54)	(77)	(107)	(184)
Total	$(10)	$(63)	$(73)	$(103)	$(99)	$(202)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(2)	$(4)	$(6)	$19	$22	$41
In offices outside the U.S.(4)	(28)	(30)	(58)	(67)	(6)	(73)
Total	$(30)	$(34)	$(64)	$(48)	$16	$(32)
Trading account liabilities(5)
In U.S. offices	$(1)	$3	$2	$(4)	$19	$15
In offices outside the U.S.(4)	(1)	2	1	1	3	4
Total	$(2)	$5	$3	$(3)	$22	$19
Short-term borrowings(6)
In U.S. offices	$—	$27	$27	$(9)	$68	$59
In offices outside the U.S.(4)	25	(50)	(25)	37	(78)	(41)
Total	$25	$(23)	$2	$28	$(10)	$18
Long-term debt
In U.S. offices	$(6)	$29	$23	$(107)	$(72)	$(179)
In offices outside the U.S.(4)	4	(5)	(1)	8	(16)	(8)
Total	$(2)	$24	$22	$(99)	$(88)	$(187)
Total interest expense	$(19)	$(91)	$(110)	$(225)	$(159)	$(384)
Net interest revenue	$(125)	$72	$(53)	$(447)	$27	$(420)

(1)	The taxable equivalent adjustment is based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Analysis of Changes in Interest Revenue, Interest Expense, and Net Interest Revenue(1)(2)(3)

	Nine Months 2015 vs. Nine Months 2014
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits at interest with banks(4)	$(113)	$(86)	$(199)
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(14)	$155	$141
In offices outside the U.S.(4)	(173)	241	68
Total	$(187)	$396	$209
Trading account assets(5)
In U.S. offices	$68	$298	$366
In offices outside the U.S.(4)	(252)	(14)	(266)
Total	$(184)	$284	$100
Investments(1)
In U.S. offices	$382	$(158)	$224
In offices outside the U.S.(4)	(292)	(153)	(445)
Total	$90	$(311)	$(221)
Loans (net of unearned income)(6)
In U.S. offices	$(450)	$75	$(375)
In offices outside the U.S.(4)	(1,098)	(1,702)	(2,800)
Total	$(1,548)	$(1,627)	$(3,175)
Other interest-earning assets	$235	$805	$1,040
Total interest revenue	$(1,707)	$(539)	$(2,246)
Deposits (7)
In U.S. offices	$(57)	$(33)	$(90)
In offices outside the U.S.(4)	(310)	(106)	(416)
Total	$(367)	$(139)	$(506)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$46	$(13)	$33
In offices outside the U.S.(4)	(227)	(81)	(308)
Total	$(181)	$(94)	$(275)
Trading account liabilities(5)
In U.S. offices	$(9)	$30	$21
In offices outside the U.S.(4)	(1)	11	10
Total	$(10)	$41	$31
Short-term borrowings
In U.S. offices	$(21)	$85	$64
In offices outside the U.S.(4)	110	(179)	(69)
Total	$89	$(94)	$(5)
Long-term debt
In U.S. offices	$(197)	$(498)	$(695)
In offices outside the U.S.(4)	(18)	(43)	(61)
Total	$(215)	$(541)	$(756)
Total interest expense	$(684)	$(827)	$(1,511)
Net interest revenue	$(1,023)	$288	$(735)

(1)	The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)
The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $849 million and $766 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Price Risk—Trading Portfolios
For additional information on the measures Citi uses to monitor price risk in its trading portfolios, as well as additional information on value at risk (VAR) and Citi’s VAR model, see “Managing Global Risk—Market Risk—Price Risk—Trading Portfolios” in Citi’s 2014 Annual Report on Form 10-K.

Value at Risk
As of September 30, 2015, Citi estimates that the conservative features of its VAR calibration contribute an approximate 15% add-on (compared to 20% at June 30, 2015) to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets.
As set forth in the table below, Citi’s Trading and Credit Portfolio VAR as of September 30, 2015 increased sequentially due to changes in interest rate and foreign exchange exposures in the Markets businesses within ICG as well as additional hedging related to lending activities.  Average Trading VAR increased sequentially due to a reduction in diversification benefit across businesses, caused by increases in overall market volatility.

		Third Quarter		Second Quarter		Third Quarter
In millions of dollars	September 30, 2015	2015 Average	June 30, 2015	2015 Average	September 30, 2014	2014 Average
Interest rate	$59	$40	$33	$42	$79	$80
Credit spread	64	67	64	70	$66	$70
Covariance adjustment(1)	(28)	(22)	(22)	(25)	(37)	(41)
Fully diversified interest rate and credit spread	$95	$85	$75	$87	$108	$109
Foreign exchange	43	36	32	34	29	32
Equity	18	17	24	21	22	22
Commodity	17	17	18	18	14	15
Covariance adjustment(1)	(62)	(61)	(66)	(70)	(70)	(73)
Total Trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$111	$94	$83	$90	$103	$105
Specific risk-only component(3)	$6	$5	$7	$6	$6	$9
Total Trading VAR—general market risk factors only (excluding credit portfolios)(2)	$105	$89	$76	$84	$97	$96
Incremental Impact of the Credit Portfolio(4)	$29	$22	$15	$23	$24	$16
Total Trading and Credit Portfolio VAR	$140	$116	$98	$113	$127	$121

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

The table below provides the range of market factor VARs associated with Citi’s Total Trading VAR, inclusive of specific risk, that was experienced during the following quarters:

	Third Quarter		Second Quarter		Third Quarter
	2015		2015		2014
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$30	$59	$29	$73	$52	$105
Credit spread	61	73	63	77	64	78
Fully diversified interest rate and credit spread	$72	$99	$71	$106	$89	$130
Foreign exchange	22	54	22	51	23	44
Equity	11	35	12	32	16	31
Commodity	12	22	15	22	11	21
Total Trading	$78	$111	$71	$107	$84	$124
Total Trading and Credit Portfolio	95	140	89	141	96	142
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close of business dates.

The following table provides the VAR for ICG during the third quarter of 2015, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio.

In millions of dollars	Sept. 30, 2015
Total—all market risk factors, including general and specific risk	$102
Average—during quarter	$86
High—during quarter	102
Low—during quarter	74

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
As of September 30, 2015, there were two back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months, each as previously disclosed. The first exception occurred due to trading losses on October 15, 2014, which exceeded the VAR estimate at the Citigroup level due to significant market movements and volatility that impacted various fixed income as well as equities trading business. The second back-testing exception occurred on January 15, 2015 following the Swiss National Bank’s announcement removing the minimum exchange rate of Swiss franc per euro.

COUNTRY RISK

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

The following table presents Citicorp’s principal emerging markets assets as of September 30, 2015. For purposes of the table below, loan amounts are generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. Trading account assets and investment securities are generally categorized below based on the domicile of the issuer of the security or the underlying reference entity (for additional information on the assets included in the table, see the footnotes to the table below).

As of September 30, 2015						As of June 30, 2015	As of Sept. 30, 2014	GCB NCL Rate
In billions of dollars	Trading Account Assets(1)	Investment Securities(2)	ICG Loans(3)	GCB Loans(3)	Aggregate(4)	Aggregate(4)	Aggregate(4)	3Q’15	2Q’15	3Q’14
Mexico	$3.3	$18.9	$9.6	$25.2	$57.0	$60.3	$67.6	4.7%	4.7%	4.9%
Korea	0.8	10.4	3.4	19.7	34.3	34.8	38.0	0.5	0.6	0.7
India	3.0	8.2	9.9	6.2	27.3	24.6	25.5	0.6	0.6	0.8
Hong Kong	1.1	4.6	10.9	10.7	27.3	25.8	26.9	0.3	0.5	0.6
Singapore	0.1	5.7	7.7	13.7	27.2	28.9	31.4	0.3	0.3	0.2
Brazil	2.3	2.6	14.7	2.8	22.4	23.9	27.4	5.4	6.9	5.5
China	2.9	3.9	8.8	4.9	20.5	21.1	22.3	0.6	0.8	0.3
Taiwan	1.7	0.8	4.2	7.5	14.2	15.0	14.1	0.3	0.2	0.1
Poland	0.4	4.2	1.6	2.8	9.0	8.1	11.2	0.4	0.3	0.2
Malaysia	—	0.6	1.8	4.4	6.8	7.4	9.4	0.8	0.8	0.6
Indonesia	0.2	0.7	3.7	1.2	5.8	6.5	7.1	6.7	4.1	2.2
Russia(5)	0.3	0.6	3.3	1.0	5.2	5.3	8.8	3.4	3.5	2.8
Colombia	0.1	0.3	2.6	1.6	4.6	4.8	5.2	3.0	3.0	3.5
Thailand	0.1	1.4	1.2	1.9	4.6	4.3	4.9	2.9	2.9	2.6
UAE	(0.3)	—	3.1	1.7	4.5	4.6	4.3	2.7	2.0	2.6
Argentina(5)	0.6	0.3	1.7	1.3	3.9	3.5	2.7	0.6	0.7	1.0
Turkey	(0.1)	0.2	2.9	0.7	3.7	3.7	5.4	(0.3)	(0.4)	(0.1)
South Africa	0.2	0.8	1.6	—	2.6	2.4	3.0	—	—	—
Philippines	0.2	0.3	1.1	1.0	2.6	2.8	3.2	3.7	4.0	4.2
Chile	0.1	—	1.8	—	1.9	1.7	1.5	—	—	—

Note: Aggregate may not cross-foot due to rounding.

(1)	Trading account assets are shown on a net basis and include derivative exposures where the underlying reference entity is located in that country. Does not include counterparty credit exposures.

(2)
Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost. Does not include investments accounted for under the equity method.

(3)
Reflects funded loans, net of unearned income. In addition to the funded loans disclosed in the table above, through its ICG businesses, Citi had unfunded commitments to corporate customers in the emerging markets of approximately $33 billion as of September 30, 2015 (compared to $33 billion and $34 billion as of June 30, 2015 and September 30, 2014, respectively); no single country accounted for more than $4 billion of this amount.

(4)	Aggregate of Trading account assets, Investment securities, ICG loans and GCB loans, based on the methodologies described above.

(5)	For additional information on certain risks relating to Russia and Argentina, see below.

Emerging Markets Trading Account Assets and Investment Securities
In the ordinary course of business, Citi holds securities in its trading accounts and investment accounts, including those above. Trading account assets are marked to market daily, with asset levels varying as Citi maintains inventory consistent with customer needs. Investment securities are recorded at either fair value or historical cost, based on the underlying accounting treatment, and are predominantly held as part of the local entity asset and liability management program or to comply with local regulatory requirements. In the markets in the table above, 98% of Citi’s investment securities were related to sovereign issuers as of September 30, 2015.

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
As of September 30, 2015, GCB had approximately $110 billion of consumer loans outstanding to borrowers in the emerging markets, or approximately 40% of GCB’s total loans, compared to $116 billion (41%) and $122 billion (42%) as of June 30, 2015 and September 30, 2014, respectively. Of the approximate $110 billion as of September 30, 2015, the five largest emerging markets—Mexico, Korea, Singapore, Hong Kong and Taiwan—comprised approximately 28% of GCB’s total loans. Within the emerging markets, 30% of Citi’s GCB loans were mortgages, 26% were commercial markets loans, 25% were personal loans and 19% were credit cards loans, each as of September 30, 2015.
Overall consumer credit quality remained generally stable in the third quarter of 2015, as net credit losses in the emerging markets were 1.8% of average loans, compared to 1.9% and 2.0% in the second quarter of 2015 and third quarter of 2014, respectively, consistent with Citi’s target market strategy and risk appetite framework.

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
As of September 30, 2015, ICG had approximately $115 billion of loans outstanding to borrowers in the emerging markets, representing approximately 40% of ICG total loans outstanding, compared to $118 billion (41%) and $124 billion (45%) as of June 30, 2015 and September 30, 2014, respectively. No single emerging market-country accounted for more than 5% of Citi’s ICG loans as of the end of the third quarter of 2015.
As of September 30, 2015, approximately 75% of Citi’s emerging markets corporate credit portfolio (excluding the private bank in ICG), including loans and unfunded lending commitments, was rated investment grade, which Citi considers to be ratings of BBB or better according to its internal risk measurement system and methodology (for additional information on Citi’s internal risk measurement system for corporate credit, see “Corporate Credit Details” above). The vast majority of the remainder was rated BB or B according to Citi’s internal risk measurement system and methodology.
Overall ICG net credit losses in the emerging markets were 0.0% of average loans in the third quarter of 2015, compared to 0.2% and 0.0% in the second quarter of 2015 and third quarter of 2014, respectively. The ratio of non-accrual ICG loans to total loans in the emerging markets remained stable at 0.4% as of September 30, 2015.

Argentina
For additional background and other information relating to Citi’s operations, risks and exposures in Argentina, see “Managing Global Risk—Cross-Border Risk” in each of Citi’s 2014 Annual Report on Form 10-K, First Quarter of 2015 Form 10-Q and Second Quarter of 2015 Form 10-Q.
As of September 30, 2015, Citi’s net investment in its Argentine operations was approximately $917 million, compared to $865 million at June 30, 2015. Citi uses the Argentine peso as the functional currency in Argentina and translates its financial statements into U.S. dollars using the official exchange rate as published by the Central Bank of Argentina. According to the official exchange rate, the Argentine peso devalued to 9.4 pesos to one U.S. dollar at September 30, 2015 compared to 9.1 pesos to one U.S. dollar at June 30, 2015.
At September 30, 2015, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.66 billion (pretax), which were recorded in stockholders’ equity. This compared to $1.63 billion (pretax) as of June 30, 2015. The cumulative translation losses would not be reclassified into earnings unless realized upon sale, deconsolidation, or liquidation of substantially all of Citi’s Argentine operations.
Citi hedges currency risk in its net investment in Argentina to the extent possible and prudent. As of September 30, 2015, Citi’s total hedges against its net investment in Argentina were approximately $971 million, compared to $881 million as of June 30, 2015.
As of September 30, 2015, Citi had total third-party assets of approximately $4.4 billion in Citi Argentina (unchanged from June 30, 2015), primarily composed of corporate and consumer loans and cash on deposit with and short-term paper issued by the Central Bank of Argentina. A significant portion of these assets was funded with local deposits. Included in the total assets were U.S.-dollar-denominated assets of approximately $560 million, compared to approximately $500 million at June 30, 2015. (For additional information on Citi’s exposures related to Argentina, see “Emerging Market Exposures” above, which sets forth Citi’s trading account assets, investment securities, ICG loans and GCB loans in Argentina, based on the methodology described in such section.)

Venezuela
For additional background and other information relating to Citi’s operations, risks and exposures in Venezuela, see “Managing Global Risk—Cross-Border Risk” in each of Citi’s 2014 Annual Report on Form 10-K, First Quarter of 2015 Form 10-Q and Second Quarter of 2015 Form 10-Q.
Since 2003, the Venezuelan government has implemented and operated restrictive foreign exchange controls. These exchange controls have limited Citi’s ability to obtain U.S. dollars in Venezuela; Citi has not been able to acquire U.S. dollars from the Venezuelan government since 2008.
As previously disclosed, the Venezuelan government maintains a three-tiered foreign exchange system. As of September 30, 2015, the three separate official foreign exchange rates were:

•	the preferential foreign exchange rate offered by the National Center for Foreign Trade (CENCOEX), fixed at 6.3 bolivars to one U.S. dollar;

•	the SICAD rate, which was 13.5 bolivars to one U.S. dollar (compared to 12.8 bolivars at June 30, 2015); and

•	the SIMADI rate, which was 199 bolivars to one U.S. dollar (compared to 197 bolivars at June 30, 2015).

Citi uses the U.S. dollar as the functional currency for its operations in Venezuela. As of September 30, 2015, Citi remeasures its net bolivar denominated monetary assets at the SICAD rate, as the SICAD rate is the only rate at which Citi is legally eligible to acquire U.S. dollars from CENCOEX, despite the limited availability of U.S. dollars and although the SICAD rate may not necessarily be reflective of economic reality. Losses due to remeasurement of Citi’s bolivar-denominated assets and liabilities due to changes in the SICAD rate are recorded in earnings. Further devaluation in the SICAD exchange rate, a change in Citi’s eligibility to utilize a different exchange mechanism resulting in a less favorable rate, or other unfavorable changes to the foreign exchange mechanisms would result in foreign exchange losses in the period in which such devaluation or change occurs.
At September 30, 2015, Citi’s net investment in its Venezuelan operations was approximately $187 million (compared to $192 million at June 30, 2015), which included net monetary assets denominated in Venezuelan bolivars of approximately $160 million (compared to $155 million at June 30, 2015). Total third-party assets of Citi Venezuela were approximately $1.0 billion at September 30, 2015 (compared to $0.9 billion at June 30, 2015), primarily composed of cash on deposit with the Central Bank of Venezuela, corporate and consumer loans, and government bonds. A significant portion of these assets was funded with local deposits.

Greece
For additional background and other information relating to Greece, see “Managing Global Risk—Cross-Border Risk” in each of Citi’s 2014 Annual Report on Form 10-K, First Quarter of 2015 Form 10-Q and Second Quarter of 2015 Form 10-Q.
As of September 30, 2015, Citi had total third-party assets and liabilities of approximately $145 million and $1.1 billion, respectively, in Citi’s Greek branch. This compared to approximately $201 million and $404 million, respectively, as of June 30, 2015. Included in the total third-party assets and liabilities as of the end of the third quarter of 2015 were non-euro-denominated assets and liabilities of $1 million and $29 million, respectively (compared to $0.8 million and $27 million, respectively, as of June 30, 2015).
In addition to Citi’s Greek branch assets and liabilities described above, as of September 30, 2015, other (non-Greek) Citi branches and subsidiaries had exposures of approximately $0.6 billion to Greek obligors. As of September 30, 2015, such exposures primarily consisted of derivatives and loans (including unfunded commitments), net of purchased credit protection, that could experience credit losses under potential country or cross-border risk events. This estimated exposure is based on Citi’s internal risk management measures and systems where the country designation is based on the country to which the client relationship, taken as a whole, is most directly exposed to economic, financial, sociopolitical or legal risks. As a result, the estimated exposures described above may include exposures to subsidiaries within the client relationship that are actually domiciled outside of Greece (e.g., loans, derivatives and other exposures to a U.K. subsidiary of a Greece-based corporation).

Russia
Continued unrest in the region, lower oil prices and international sanctions are having a significant impact on Russia’s economy. The Russian ruble depreciated by 16% against the U.S. dollar from June 30, 2015 to September 30, 2015.
Citibank operates in Russia through a subsidiary, which uses the Russian ruble as its functional currency. Citibank’s net investment in Russia was approximately $0.9 billion at September 30, 2015, compared to $1.2 billion at June 30, 2015. Substantially all of Citibank’s net investment was hedged (subject to related tax adjustments) as of September 30, 2015, using forward foreign exchange contracts. Total third-party assets of the Russian Citibank subsidiary were approximately $5.0 billion as of September 30, 2015, compared to $4.6 billion at June 30, 2015. These assets were primarily composed of corporate and consumer loans, Russian government debt securities, and cash on deposit with the Central Bank of Russia. The large majority of the above assets were funded by local deposit liabilities.
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
At September 30, 2015, Citigroup had recorded net DTAs of approximately $47.2 billion, a decrease of $0.7 billion from June 30, 2015 and a decrease of $2.1 billion from December 31, 2014. The sequential decrease in DTAs was driven primarily by the continued generation of U.S. taxable earnings in Citicorp.
The following table summarizes Citi’s net DTAs balance as of the periods presented. Of Citi’s net DTAs as of September 30, 2015, those arising from net operating losses, foreign tax credit and general business credit carry-forwards are 100% deducted in calculating Citi’s regulatory capital, while DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). Approximately $16.5 billion of the net DTA was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of September 30, 2015. Citigroup seeks to improve the regulatory capital benefits of its DTAs through tax planning actions, including third-party transactions, as appropriate.

Jurisdiction/Component	DTAs balance
In billions of dollars	September 30, 2015	December 31, 2014
Total U.S.	$44.8	$46.5
Total foreign	2.4	2.8
Total	$47.2	$49.3

Effective Tax Rate
Citi’s effective tax rate for the third quarter of 2015 was 30.2% (excluding CVA/DVA), lower than the effective tax rate in the third quarter of 2014 of 41.3% (excluding CVA/DVA). The higher effective tax rate in the prior-year period was driven in part by a higher level of legal accruals expected to be non-deductible for tax purposes as well as higher tax expense related to the sale of Citi’s consumer operations in Greece and Spain.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi has previously disclosed reportable activities pursuant to Section 219 for each of the first and second quarters of 2015 in its related quarterly reports on Form 10-Q. Citi has no reportable activities pursuant to Section 219 for the third quarter of 2015.

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

•	the impact of events in the banking industry generally, including litigation and regulatory settlements, on Citi’s operational risk-weighted assets and thus its overall risk-weighted assets;

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

•
the potential impact to Citi’s derivative businesses, results of operations and funding and liquidity arising from the ongoing implementation and interpretation of derivatives regulation in the U.S. and globally, including as a result of recent final rules establishing margin requirements for uncleared swaps and the potential impact of such rules on Citi’s and its counterparties’ costs of conducting uncleared swaps as well as Citi’s internal risk management strategies;

•	ongoing interpretive uncertainties and compliance risks and costs associated with the implementation of the Volcker Rule;

•	the uncertainties and potential impact to Citi’s businesses and results of operations of recently adopted and anticipated future regulations applicable to securitizations;

•
the potential impact to Citi’s businesses, results of operations and financial condition of ongoing macroeconomic uncertainties and volatilities, including the timing of U.S. interest rate increases, non-U.S. fiscal and monetary actions or expected actions, geopolitical tensions, the pace of economic growth (including in the emerging markets), and ongoing concerns relating to potential sovereign defaults and the impact of any such defaults on the global economy, including with respect to whether and to what extent the U.S. government debt ceiling limit may be increased;

•	the potential impact of changes in Citi's other comprehensive income, and the related impacts on book value and tangible book value, as a result of changes in foreign exchange rates;

•
risks arising from Citi’s international and emerging markets operations, such as in Argentina and Venezuela, including possible deconsolidation of subsidiaries, nationalization or loss of licenses, sanctions, criminal charges, closure of branches or subsidiaries, confiscation of assets, fraud and foreign exchange controls, as well as changes in foreign exchange rates generally and increased compliance and regulatory risks and costs;

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

•
uncertainties arising from the continued heightened scrutiny and expectations of the financial services industry by regulators and other enforcement authorities with respect to “conduct” risk, the overall “culture” of the financial services industry generally and the effectiveness of an individual firm’s business and control functions in deterring or preventing employee misconduct;

•
Citi’s ability to meet the Federal Reserve Board’s evolving stress testing requirements and qualitative factors pursuant to the Comprehensive Capital Analysis and Review (CCAR) process, including as a result of the potential inclusion of Citi’s GSIB surcharge requirement in the stress tests, and the potential impact that regulatory review could have on Citi’s ability to return capital to its shareholders;

•
Citi’s ability to continue to wind down the assets in Citi Holdings, including those pursuant to which it has executed agreements to sell the assets, as it expects or projects, whether due to required regulatory approvals or other closing conditions, market appetite and/or buyer funding or otherwise;

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

•
Citi’s ability to continue to utilize its DTAs (including the foreign tax credit component of its DTAs), whether by continuing to generate U.S. taxable income during the relevant carry-forward periods, the impact of changes in Citi’s accumulated other comprehensive income (AOCI), or otherwise;

•
the impact on the value of Citi’s DTAs and its results of operations if corporate tax rates in the U.S. or certain local, state or foreign jurisdictions decline, or if other changes are made to the U.S. tax system, such as the treatment of foreign corporate earnings;

•
the potential impact to Citi if its interpretation or application of the extensive tax laws to which it is subject, such as with respect to withholding tax obligations, differs from that of the relevant governmental taxing authorities;

•
the potential impact to Citi from continually evolving and increasing cybersecurity and other technological risks and attacks, including fraud losses, additional costs, reputational damage, loss of customers, regulatory penalties, exposure to litigation and other potential financial losses to both Citi and its clients and customers;

•
Citi’s ability to enter into new co-branding or private-label relationships (including the acquisition of related card receivables portfolios) with various third-party retailers and merchants within its U.S. credit card businesses in North America GCB as it expects or projects, or its failure to maintain existing relationships, or renew its existing relationships on terms as favorable to the business, whether as a result of competition among card issuers, merchant-specific factors such as bankruptcy, or otherwise;

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

This page intentionally left blank.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)    Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars, except per share amounts	2015	2014	2015	2014
Revenues (1)
Interest revenue	$14,714	$15,512	$44,187	$46,423
Interest expense	2,941	3,325	9,020	10,531
Net interest revenue	$11,773	$12,187	$35,167	$35,892
Commissions and fees	$2,732	$3,280	$9,096	$9,905
Principal transactions	1,327	1,549	5,471	6,280
Administration and other fiduciary fees	870	1,029	2,827	3,067
Realized gains on sales of investments, net	151	136	641	348
Other-than-temporary impairment losses on investments
Gross impairment losses	(80)	(99)	(195)	(337)
Less: Impairments recognized in AOCI	—	8	—	8
Net impairment (losses) recognized in earnings	$(80)	$(91)	$(195)	$(329)
Insurance premiums	$464	$530	$1,443	$1,613
Other revenue	1,455	1,069	3,448	2,544
Total non-interest revenues	$6,919	$7,502	$22,731	$23,428
Total revenues, net of interest expense	$18,692	$19,689	$57,898	$59,320
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,582	$1,575	$4,852	$4,947
Policyholder benefits and claims	189	205	567	595
Provision (release) for unfunded lending commitments	65	(30)	(20)	(88)
Total provisions for credit losses and for benefits and claims	$1,836	$1,750	$5,399	$5,454
Operating expenses (1)
Compensation and benefits	$5,321	$6,114	$16,324	$18,152
Premises and equipment	722	804	2,168	2,428
Technology/communication	1,628	1,630	4,884	4,779
Advertising and marketing	391	442	1,176	1,360
Other operating	2,607	3,965	7,929	13,906
Total operating expenses	$10,669	$12,955	$32,481	$40,625
Income from continuing operations before income taxes	$6,187	$4,984	$20,018	$13,241
Provision for income taxes	1,881	2,068	6,037	6,120
Income from continuing operations	$4,306	$2,916	$13,981	$7,121
Discontinued operations
Income (loss) from discontinued operations	$(15)	$(25)	$(14)	$12
Provision (benefit) for income taxes	(5)	(9)	(5)	13
Income (loss) from discontinued operations, net of taxes	$(10)	$(16)	$(9)	$(1)
Net income before attribution of noncontrolling interests	$4,296	$2,900	$13,972	$7,120
Noncontrolling interests	5	59	65	154
Citigroup’s net income	$4,291	$2,841	$13,907	$6,966
Basic earnings per share(2)
Income from continuing operations	$1.36	$0.89	$4.39	$2.14
Income (loss) from discontinued operations, net of taxes	—	(0.01)	—	—
Net income	$1.36	$0.88	$4.38	$2.14
Weighted average common shares outstanding	2,993.3	3,029.5	3,015.8	3,033.5

Diluted earnings per share(2)
Income from continuing operations	$1.36	$0.88	$4.38	$2.14
Income (loss) from discontinued operations, net of taxes	—	(0.01)	—	—
Net income	$1.35	$0.88	$4.38	$2.14
Adjusted weighted average common shares outstanding	2,996.9	3,034.8	3,020.4	3,038.8

(1)	Certain prior-period revenue and expense lines and totals were reclassified to conform to the current period’s presentation. See Note 3 to the Consolidated Financial Statements.

(2)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)                                         Citigroup Inc. and Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Net income before attribution of noncontrolling interests	$4,296	$2,900	$13,972	$7,120
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$511	$(207)	$167	$1,227
Net change in cash flow hedges, net of taxes	189	28	367	266
Benefit plans liability adjustment, net of taxes (1)	(360)	71	128	(106)
Net change in foreign currency translation adjustment, net of taxes and hedges	(2,493)	(1,721)	(4,703)	(2,230)
Citigroup’s total other comprehensive income (loss)	$(2,153)	$(1,829)	$(4,041)	$(843)
Total comprehensive income before attribution of noncontrolling interests	$2,143	$1,071	$9,931	$6,277
Less: Net income attributable to noncontrolling interests	5	59	65	154
Citigroup’s comprehensive income	$2,138	$1,012	$9,866	$6,123
(1)    Reflects adjustments based on the actuarial valuations of the Company’s significant pension and postretirement plans, including changes in the mortality assumptions at September 30, 2015, and amortization of amounts previously recognized in Accumulated other comprehensive income (loss). See Note 8 to the Consolidated Financial Statements.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                         Citigroup Inc. and Subsidiaries

	September 30,
	2015	December 31,
In millions of dollars	(Unaudited)	2014
Assets
Cash and due from banks (including segregated cash and other deposits)	$21,726	$32,108
Deposits with banks	137,935	128,089
Federal funds sold and securities borrowed or purchased under agreements to resell (including $143,474 and $144,191 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	231,695	242,570
Brokerage receivables	37,875	28,419
Trading account assets (including $101,401 and $106,217 pledged to creditors at September 30, 2015 and December 31, 2014, respectively)	266,946	296,786
Investments:
Available for sale (including $14,085 and $13,808 pledged to creditors as of September 30, 2015 and December 31, 2014, respectively)	300,716	300,143
Held to maturity (including $3,180 and $2,974 pledged to creditors as of September 30, 2015 and December 31, 2014, respectively)	33,940	23,921
Non-marketable equity securities (including $2,262 and $2,758 at fair value as of September 30, 2015 and December 31, 2014, respectively)	7,783	9,379
Total investments	$342,439	$333,443
Loans:
Consumer (including $37 and $43 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	333,373	369,970
Corporate (including $5,476 and $5,858 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	289,071	274,665
Loans, net of unearned income	$622,444	$644,635
Allowance for loan losses	(13,626)	(15,994)
Total loans, net	$608,818	$628,641
Goodwill	22,444	23,592
Intangible assets (other than MSRs)	3,880	4,566
Mortgage servicing rights (MSRs)	1,766	1,845
Other assets (including $8,101 and $7,762 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	132,832	122,122
Total assets	$1,808,356	$1,842,181

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

	September 30,
	2015	December 31,
In millions of dollars	(Unaudited)	2014
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$229	$300
Trading account assets	608	671
Investments	5,584	8,014
Loans, net of unearned income
Consumer	58,161	66,383
Corporate	24,813	29,596
Loans, net of unearned income	$82,974	$95,979
Allowance for loan losses	(2,255)	(2,793)
Total loans, net	$80,719	$93,186
Other assets	8,616	619
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$95,756	$102,790
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	September 30,
	2015	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2014
Liabilities
Non-interest-bearing deposits in U.S. offices	$141,425	$128,958
Interest-bearing deposits in U.S. offices (including $954 and $994 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	267,057	284,978
Non-interest-bearing deposits in offices outside the U.S.	73,188	70,925
Interest-bearing deposits in offices outside the U.S. (including $766 and $690 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	422,573	414,471
Total deposits	$904,243	$899,332
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $39,443 and $36,725 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	168,604	173,438
Brokerage payables	59,557	52,180
Trading account liabilities	125,981	139,036
Short-term borrowings (including $777 and $1,496 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	22,579	58,335
Long-term debt (including $26,238 and $26,180 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	213,533	223,080
Other liabilities (including $1,882 and $1,776 as of September 30, 2015 and December 31, 2014, respectively, at fair value)	91,722	85,084
Total liabilities	$1,586,219	$1,630,485
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 608,720 as of September 30, 2015 and 418,720 as of December 31, 2014, at aggregate liquidation value	$15,218	$10,468
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,478,079 as of September 30, 2015 and 3,082,037,568 as of December 31, 2014	31	31
Additional paid-in capital	108,261	107,979
Retained earnings	130,921	117,852
Treasury stock, at cost: September 30, 2015—120,487,619 shares and December 31, 2014—58,119,993 shares	(6,326)	(2,929)
Accumulated other comprehensive income (loss)	(27,257)	(23,216)
Total Citigroup stockholders’ equity	$220,848	$210,185
Noncontrolling interest	1,289	1,511
Total equity	$222,137	$211,696
Total liabilities and equity	$1,808,356	$1,842,181
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

	September 30,
	2015	December 31,
In millions of dollars	(Unaudited)	2014
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$11,563	$20,254
Long-term debt	32,442	40,078
Other liabilities	6,523	901
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$50,528	$61,233
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)	Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars, except shares in thousands	2015	2014
Preferred stock at aggregate liquidation value
Balance, beginning of year	$10,468	$6,738
Issuance of new preferred stock	4,750	2,230
Balance, end of period	$15,218	$8,968
Common stock and additional paid-in capital
Balance, beginning of year	$108,010	$107,224
Employee benefit plans	325	656
Preferred stock issuance expense	(19)	(24)
Other	(24)	14
Balance, end of period	$108,292	$107,870
Retained earnings
Balance, beginning of year	$117,852	$111,168
Adjustment to opening balance, net of taxes (1)	—	$(347)
Adjusted balance, beginning of period	$117,852	$110,821
Citigroup’s net income	13,907	6,966
Common dividends (2)	(334)	(91)
Preferred dividends	(504)	(352)
Tax benefit	—	353
Balance, end of period	$130,921	$117,697
Treasury stock, at cost
Balance, beginning of year	$(2,929)	$(1,658)
Employee benefit plans (3)	405	(121)
Treasury stock acquired (4)	(3,802)	(852)
Balance, end of period	$(6,326)	$(2,631)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of year	$(23,216)	$(19,133)
Citigroup’s total other comprehensive income (loss)	(4,041)	(843)
Balance, end of period	$(27,257)	$(19,976)
Total Citigroup common stockholders’ equity	$205,630	$202,960
Total Citigroup stockholders’ equity	$220,848	$211,928
Noncontrolling interests
Balance, beginning of year	$1,511	$1,794
Transactions between Citigroup and the noncontrolling-interest shareholders	(144)	(80)
Net income attributable to noncontrolling-interest shareholders	65	154
Dividends paid to noncontrolling-interest shareholders	(78)	(91)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(67)	(57)
Other	2	(101)
Net change in noncontrolling interests	$(222)	$(175)
Balance, end of period	$1,289	$1,619
Total equity	$222,137	$213,547

(1)
Citi adopted ASU 2014-01 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Affordable Housing, in the first quarter of 2015 on a retrospective basis. This adjustment to opening Retained earnings represents the impact to periods prior to January 1, 2014 and is shown as an adjustment to the opening balance since the third quarter of 2014 is the earliest period disclosed in this Form 10-Q. See Note 1 to the Consolidated Financial Statements for additional information.

(2)	Common dividends declared were $0.01 per share in the first quarter and $0.05 both in the second and third quarters of 2015 and $0.01 per share in the first, second, and third quarters of 2014 .

(3)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(4)	For the nine months ended September 30, 2015 and 2014, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
Citigroup Inc. and Subsidiaries

	Nine Months Ended September 30,
In millions of dollars	2015	2014
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$13,972	$7,120
Net income attributable to noncontrolling interests	65	154
Citigroup’s net income	$13,907	$6,966
Loss from discontinued operations, net of taxes	(9)	(1)
Income from continuing operations—excluding noncontrolling interests	$13,916	$6,967
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Depreciation and amortization	2,632	2,673
Provision for loan losses	4,852	4,947
Realized gains from sales of investments	(641)	(348)
Net impairment losses recognized in earnings	231	331
Change in trading account assets	29,840	(4,894)
Change in trading account liabilities	(13,055)	28,510
Change in brokerage receivables net of brokerage payables	(2,079)	(7,903)
Change in loans held-for-sale (HFS)	(814)	(1,989)
Change in other assets	1,037	19
Change in other liabilities	1,999	5,256
Other, net	3,446	2,459
Total adjustments	$27,448	$29,061
Net cash provided by operating activities of continuing operations	$41,364	$36,028
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(10,250)	$25,937
Change in federal funds sold and securities borrowed or purchased under agreements to resell	10,875	11,575
Change in loans	(7,158)	(2,365)
Proceeds from sales and securitizations of loans	8,127	3,481
Purchases of investments	(195,421)	(196,943)
Proceeds from sales of investments	113,953	105,449
Proceeds from maturities of investments	64,850	66,759
Capital expenditures on premises and equipment and capitalized software	(2,472)	(2,474)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	471	460
Net cash provided by (used in) investing activities of continuing operations	$(17,025)	$11,879
Cash flows from financing activities of continuing operations
Dividends paid	$(838)	$(443)
Issuance of preferred stock	4,731	2,206
Treasury stock acquired	(3,800)	(852)
Stock tendered for payment of withholding taxes	(425)	(505)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	(4,834)	(27,780)
Issuance of long-term debt	35,678	48,046
Payments and redemptions of long-term debt	(33,637)	(40,943)
Change in deposits	4,911	(25,618)
Change in short-term borrowings	(35,756)	5,404
Net cash used in financing activities of continuing operations	$(33,970)	$(40,485)
Effect of exchange rate changes on cash and cash equivalents	$(751)	$(1,331)
Change in cash and due from banks	$(10,382)	$6,091
Statement continues on the next page.

Cash and due from banks at beginning of period	32,108	29,885
Cash and due from banks at end of period	$21,726	$35,976
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$4,043	$3,687
Cash paid during the year for interest	8,441	9,771
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$(9,063)	$—
Decrease in investments associated with significant disposals reclassified to HFS	(1,402)	—
Decrease in goodwill and intangible assets associated with significant disposals reclassified to HFS	(216)	—
Decrease in deposits with banks with significant disposals reclassified to HFS	(404)	—
Transfers to loans HFS from loans	17,600	10,700
Transfers to OREO and other repossessed assets	225	220
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$(6,179)	$—
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of September 30, 2015 and for the three- and nine-month periods ended September 30, 2015 and 2014 include the accounts of Citigroup Inc. (Citigroup) and its consolidated subsidiaries (collectively, the Company, Citi or Citigroup).
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) on February 25, 2015, including the historical audited consolidated financial statements of Citigroup reflecting the adoption of an accounting change (see “Accounting Changes” below), and certain realignments and reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on May 27, 2015 (2014 Annual Report on Form 10-K), and Citigroup’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 filed with the SEC on May 11, 2015 (First Quarter of 2015 Form 10-Q) and August 3, 2015 (Second Quarter of 2015 Form 10-Q).
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

ACCOUNTING CHANGES

Debt Issuance Costs
In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest— Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to conform the presentation of debt issuance costs to that of debt discounts and premiums. Thus, the ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective beginning on January 1, 2016; however, Citi elected to early adopt the ASU on July 1, 2015 which resulted in an approximately $150 million reclassification from Other assets to Long-term debt. The retrospective application was deemed immaterial and as such prior periods were not restated.

Accounting for Investments in Tax Credit Partnerships
In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. Any transition adjustment is reflected as an adjustment to retained earnings in the earliest period presented (retrospective application).
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

Accounting for Repurchase-to-Maturity Transactions
In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The ASU changes the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The ASU also requires disclosures about transfers accounted for as sales in transactions that are economically similar to repurchase agreements (see Note 21 to the Consolidated Financial Statements) and about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 10 to the Consolidated Financial Statements). The ASU’s provisions became effective for Citi in the first quarter of 2015, with the exception of the collateral disclosures which became effective in the second quarter of 2015. The effect of adopting the ASU is required to be reflected as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. Adoption of the ASU did not have a material effect on the Company’s financial statements.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Consolidation
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies, and securitization structures. The ASU will reduce the number of consolidation models. The ASU will be effective on January 1, 2016. The Company does not expect ASU 2015-02 to have a material impact on its Consolidated Financial Statements.

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
The FASB’s proposed model would utilize an “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired and adjusted each period for changes in expected credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment would be recognized in an allowance for credit losses and adjusted each period for changes in credit risk. This would replace the multiple existing impairment models in GAAP, which generally require that a loss be incurred before it is recognized.
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

Sale of Brazil Credicard Business
Citi sold its non-Citibank-branded cards and consumer finance business in Brazil (Credicard) in 2013 and reported it as Discontinued operations. Residual costs and resolution of certain contingencies from the disposal resulted in losses from Discontinued operations, net of taxes, of $0 million and $3 million for the three months ended September 30, 2015 and 2014, respectively, and income from Discontinued operations, net of taxes, of $6 million and $53 million, for the nine months ended September 30, 2015 and 2014, respectively.

Sale of Certain Citi Capital Advisors Business
Citi sold its liquid strategies business within Citi Capital Advisors (CCA) pursuant to two separate transactions in 2013 and reported them as Discontinued operations. Citigroup retained a 24.9% passive equity interest in the management company (which is held in Citi’s Institutional Clients Group segment). Residual costs from the disposals resulted in losses and income from Discontinued operations, net of taxes, of $0 million and $3 million for the three months ended September 30, 2015 and 2014, respectively, and income and losses from Discontinued operations, net of taxes, of $1 million and $5 million, for the nine months ended September 30, 2015 and 2014, respectively.

Sale of Egg Banking plc Credit Card Business
Citi completed the sale of the Egg Banking plc (Egg) credit card business in 2011 and reported it as Discontinued operations. Residual costs from the disposal resulted in losses from Discontinued operations, net of taxes, of $10 million for both the three months ended September 30, 2015 and 2014, respectively, and losses from Discontinued operations, net of taxes, of $16 million and $29 million for the nine months ended September 30, 2015 and 2014, respectively.

Audit of Citi German Consumer Tax Group
Citi completed the sale of its German retail banking operations in 2008 and reported them as Discontinued operations. During 2014, residual costs from the disposal resulted in a tax expense of $20 million.

Combined Results for Discontinued Operations
The following is summarized financial information for Credicard, CCA, Egg and previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Total revenues, net of interest expense	$—	$2	$—	$75
Income (loss) from discontinued operations	$(15)	$(25)	$(14)	$12
Provision (benefit) for income taxes	(5)	(9)	(5)	13
Income (loss) from discontinued operations, net of taxes	$(10)	$(16)	$(9)	$(1)

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

Agreement to Sell OneMain Financial Business
On March 3, 2015, Citi entered into an agreement to sell its OneMain Financial business that is part of Citi Holdings. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur during the fourth quarter of 2015. Income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Income before taxes	$216	$223	$570	$710

The following assets and liabilities of the OneMain Financial business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at September 30, 2015:

In millions of dollars	September 30, 2015
Assets
Cash and deposits with banks	$523
Investments	1,403
Loans (net of allowance of $666 million)	7,731
Intangible assets	155
Other assets	417
Total assets	$10,229
Liabilities
Long-term debt	$6,179
Short-term borrowings	1,136
Other liabilities, due to/from subs	292
Other liabilities	1,106
Total liabilities	$8,713

Agreement to Sell Japan Cards Business
On March 31, 2015, Citi entered into an agreement to sell its Japan cards business that is part of Citi Holdings effective January 1, 2015. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur during the fourth quarter of 2015. Income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Income before taxes	$4	$1	$13	$—

The following assets and liabilities of the Japan cards business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at September 30, 2015:

In millions of dollars	September 30, 2015
Assets
Cash and deposits with banks	$16
Loans (net of allowance of $23 million)	1,332
Goodwill	61
Other assets	77
Total assets	$1,486
Liabilities
Other liabilities	$463
Total liabilities	$463

Agreement to Sell Japan Retail Banking Business
On December 25, 2014, Citi entered into an agreement to sell its Japan retail banking business that is part of Citi Holdings effective January 1, 2015. The sale, which is subject to regulatory approvals and other customary closing conditions, is expected to occur during the fourth quarter of 2015. Income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Income (loss) before taxes	$(22)	$5	$(2)	$5

The following assets and liabilities of the Japan retail banking business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
In millions of dollars	2015	2014
Assets
Cash and deposits with banks	$126	$151
Loans (net of allowance of $1 million and $2 million at September 30, 2015 and December 31, 2014, respectively)	564	544
Goodwill	51	51
Other assets, advances to/from subs	19,036	19,854
Other assets	48	66
Total assets	$19,825	$20,666
Liabilities
Deposits	$19,779	$20,605
Other liabilities	46	61
Total liabilities	$19,825	$20,666

Combined Significant Disposals—HFS Balance Sheet Reclassifications
The following assets and liabilities of the Japan retail banking, Japan cards business and OneMain Financial business were identified and reclassified to HFS within Other assets and Other liabilities on the Consolidated Balance Sheet at September 30, 2015 (OneMain, Japan cards and Japan retail) and December 31, 2014 (Japan retail):

In millions of dollars	September 30, 2015	December 31, 2014
Assets
Cash and deposits with banks	$665	$151
Investments	1,403	—
Loans (net of allowance of $690 million and $2 million at September 30, 2015 and December 31, 2014)	9,627	544
Goodwill	112	51
Intangible assets	155	—
Other assets, advances to/from subs	19,036	19,854
Other assets	542	66
Total assets	$31,540	$20,666
Liabilities
Deposits	$19,779	$20,605
Long-term debt	6,179	—
Short-term borrowings	1,136	—
Other liabilities, due to/from subs	292	—
Other liabilities	1,615	61
Total liabilities	$29,001	$20,666

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Income before taxes	$—	$340	$—	$373

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
Income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Income before taxes	$—	$173	$—	$133

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
The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated

Financial Statements in Citi’s 2014 Annual Report on Form 10-K.The prior-period balances reflect reclassifications to conform the presentation for all periods to the current period’s presentation. Effective January 1, 2015, financial data was reclassified from Citicorp to Citi Holdings for the consumer businesses in 11 markets and the consumer finance business in Korea in Global Consumer Banking (GCB) and certain businesses in Institutional Clients Group that Citi planned to exit, changes in Citi’s charge out of certain assets and non-interest revenues from the Corporate/Other segment to Citi’s businesses, changes in charge outs of certain administrative, operations and technology costs among Citi’s businesses and certain other immaterial reclassifications. Citi’s consolidated results remain unchanged for all periods presented as a result of the changes discussed above.
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
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense (1)		Provision (benefits) for income taxes		Income (loss) from continuing operations (2)		Identifiable assets
	Three Months Ended September 30,
In millions of dollars, except identifiable assets in billions	2015	2014	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Global Consumer Banking	$8,460	$9,201	$919	$995	$1,682	$1,894	$388	$406
Institutional Clients Group	8,597	8,336	1,186	1,102	2,410	2,343	1,258	1,257
Corporate/Other	218	82	(314)	(103)	183	(1,537)	52	50
Total Citicorp	$17,275	$17,619	$1,791	$1,994	$4,275	$2,700	$1,698	$1,713
Citi Holdings	1,417	2,070	90	74	31	216	110	129
Total	$18,692	$19,689	$1,881	$2,068	$4,306	$2,916	$1,808	$1,842

	Revenues, net of interest expense (1)		Provision (benefits) for income taxes		Income (loss) from continuing operations (2)
	Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014	2015	2014
Global Consumer Banking	$25,671	$26,989	$2,644	$2,539	$5,037	$5,131
Institutional Clients Group	26,503	25,892	3,861	3,628	8,209	7,857
Corporate/Other	800	394	(871)	(57)	394	(2,309)
Total Citicorp	$52,974	$53,275	$5,634	$6,110	$13,640	$10,679
Citi Holdings	4,924	6,045	403	10	341	(3,558)
Total	$57,898	$59,320	$6,037	$6,120	$13,981	$7,121

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $8.1 billion and $8.2 billion; in EMEA of $2.7 billion and $2.5 billion; in Latin America of $3.0 billion and $3.2 billion; and in Asia of $3.3 billion and $3.6 billion for the three months ended September 30, 2015 and 2014, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S. Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $24.4 billion and $24.4 billion; in EMEA of $8.5 billion and $8.4 billion; in Latin America of $8.9 billion and $9.7 billion; and in Asia of $10.4 billion and $10.4 billion for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $1.4 billion and $1.3 billion; in the ICG results of $309 million and $(21) million; and in Citi Holdings results of $0.2 billion and $0.4 billion for the three months ended September 30, 2015 and 2014, respectively. Includes pretax provisions (credits) for credit losses and for benefits and claims in the GCB results of $4.3 billion and $4.4 billion; in the ICG results of $288 million and $(106) million; and in Citi Holdings results of $0.8 billion and $1.2 billion for the nine months ended September 30, 2015 and 2014, respectively.

4.  INTEREST REVENUE AND EXPENSE
For the three and nine months ended September 30, 2015 and 2014, Interest revenue and Interest expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Interest revenue
Loan interest, including fees	$9,985	$11,187	$30,544	$33,729
Deposits with banks	187	235	538	737
Federal funds sold and securities borrowed or purchased under agreements to resell	656	567	1,962	1,753
Investments, including dividends	1,727	1,824	5,194	5,388
Trading account assets(1)	1,498	1,484	4,517	4,424
Other interest	661	215	1,432	392
Total interest revenue	$14,714	$15,512	$44,187	$46,423
Interest expense
Deposits(2)	$1,215	$1,417	$3,828	$4,335
Federal funds purchased and securities loaned or sold under agreements to repurchase	379	411	1,198	1,473
Trading account liabilities(1)	57	38	158	127
Short-term borrowings	159	141	436	440
Long-term debt	1,131	1,318	3,400	4,156
Total interest expense	$2,941	$3,325	$9,020	$10,531
Net interest revenue	$11,773	$12,187	$35,167	$35,892
Provision for loan losses	1,582	1,575	4,852	4,947
Net interest revenue after provision for loan losses	$10,191	$10,612	$30,315	$30,945

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)
Includes deposit insurance fees and charges of $264 million and $234 million for the three months ended September 30, 2015 and 2014, respectively, and $849 million and $766 million for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Investment banking	$692	$931	$2,590	$2,848
Trading-related	566	664	1,816	2,010
Credit cards and bank cards	415	570	1,413	1,698
Trade and securities services	428	469	1,311	1,396
Other consumer(1)	160	237	522	679
Corporate finance(2)	113	113	384	389
Checking-related	128	138	374	408
Loan servicing	103	93	317	279
Other	127	65	369	198
Total commissions and fees	$2,732	$3,280	$9,096	$9,905

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

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
The following table presents principal transactions revenue for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Global Consumer Banking	$161	$199	$491	$541
Institutional Clients Group	1,209	1,396	5,205	5,577
Corporate/Other	(26)	(223)	(266)	(203)
Subtotal Citicorp	$1,344	$1,372	$5,430	$5,915
Citi Holdings	(17)	177	41	365
Total Citigroup	$1,327	$1,549	$5,471	$6,280
Interest rate contracts(1)	$907	$911	$3,497	$3,240
Foreign exchange contracts(2)	432	464	1,236	1,637
Equity contracts(3)	(183)	(9)	(254)	37
Commodity and other contracts(4)	180	164	614	486
Credit products and derivatives(5)	(9)	19	378	880
Total	$1,327	$1,549	$5,471	$6,280

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
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are remeasured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of September 30, 2015. All other plans (All Other Plans) are remeasured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s U.S. qualified and nonqualified pension plans and postretirement plans and plans outside the United States, for Significant Plans and All Other Plans, for the periods indicated.

	Three Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Qualified plans
Benefits earned during the period	$1	$1	$42	$43	$—	$—	$3	$4
Interest cost on benefit obligation	143	132	77	93	8	8	25	30
Expected return on plan assets	(223)	(220)	(81)	(98)	—	—	(25)	(31)
Amortization of unrecognized
Prior service (benefit) cost	—	(1)	—	—	—	—	(3)	(3)
Net actuarial loss	31	29	17	20	—	—	10	10
Curtailment loss (1)	2	11	—	(5)	—	—	—	—
Settlement loss (gain) (1)	—	—	—	26	—	—	—	—
Special termination benefits (1)	—	—	—	8	—	—	—	—
Net qualified plans (benefit) expense	$(46)	$(48)	$55	$87	$8	$8	$10	$10
Nonqualified plans expense	11	10	—	—	—	—	—	—
Total net (benefit) expense	$(35)	$(38)	$55	$87	$8	$8	$10	$10

(1)	Losses (gains) due to curtailment and settlement relate to repositioning actions in the U.S. and certain countries outside the U.S.

	Nine Months Ended September 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Qualified plans
Benefits earned during the period	$3	$4	$129	$136	$—	$—	$10	$11
Interest cost on benefit obligation	411	410	237	287	24	25	82	90
Expected return on plan assets	(668)	(656)	(248)	(291)	—	(1)	(81)	(92)
Amortization of unrecognized
Prior service (benefit) cost	(2)	(3)	—	2	—	—	(9)	(9)
Net actuarial loss	106	78	56	60	—	—	33	30
Curtailment loss (1)	12	11	—	12	—	—	—	—
Settlement loss (gain) (1)	—	—	—	39	—	—	—	(2)
Special termination benefits (1)		—		8		—		—
Net qualified plans (benefit) expense	$(138)	$(156)	$174	$253	$24	$24	$35	$28
Nonqualified plans expense	33	34	—	—	—	—	—	—
Total net (benefit) expense	$(105)	$(122)	$174	$253	$24	$24	$35	$28

(1)	Losses (gains) due to curtailment, settlement and special termination benefits relate to repositioning actions in the U.S. and certain countries outside the U.S.

Funded Status and Accumulated Other Comprehensive Income
The following table summarizes the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s Significant Plans.

Net Amount Recognized

	Nine Months Ended September 30, 2015
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$14,839	$7,252	$917	$1,527
Plans measured annually	—	(2,070)	—	(348)
Projected benefit obligation at beginning of year—Significant Plans	$14,839	$5,182	$917	$1,179
First quarter activity	201	(47)	3	(25)
Second quarter activity	(1,057)	—	(76)	(74)
Projected benefit obligation at June 30, 2015—Significant Plans	$13,983	$5,135	$844	$1,080
Benefits earned during the period	1	23	—	2
Interest cost on benefit obligation	151	63	8	21
Actuarial loss/(gain)	135	(105)	2	(6)
Benefits paid, net of participants’ contributions	(205)	(63)	(12)	(12)
Curtailment loss(1)	2	—	—	—
Foreign exchange impact and other	—	(325)	—	(77)
Projected benefit obligation at period end—Significant Plans	$14,067	$4,728	$842	$1,008

(1)	Losses due to curtailment relate to repositioning actions in the U.S.

	Nine Months Ended September 30, 2015
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$13,071	$7,057	$10	$1,384
Plans measured annually	—	(1,406)	—	(9)
Plan assets at fair value at beginning of year—Significant Plans	$13,071	$5,651	$10	$1,375
First quarter activity	129	(154)	$(4)	(54)
Second quarter activity	(256)	(23)	$(3)	(43)
Plan assets at fair value at June 30, 2015—Significant Plans	$12,944	$5,474	$3	$1,278
Actual return on plan assets	(356)	15	—	(22)
Company contributions	13	11	184	—
Plan participants’ contributions	—	1	—	—
Benefits paid	(205)	(64)	(13)	(12)
Foreign exchange impact and other	—	(346)	—	(92)
Plan assets at fair value at period end—Significant Plans	$12,396	$5,091	$174	$1,152

Funded status of the plans
Qualified plans	$(948)	$363	$(668)	$144
Nonqualified plans	(723)	—	—	—
Funded status of the plans at period end—Significant Plans	$(1,671)	$363	$(668)	$144

Net amount recognized
Benefit asset	$—	$363	$—	$144
Benefit liability	(1,671)	—	(668)	—
Net amount recognized on the balance sheet—Significant Plans	$(1,671)	$363	$(668)	$144

Amounts recognized in Accumulated other comprehensive income (loss)
Prior service benefit (cost)	$—	$12	$—	$116
Net actuarial gain (loss)	(6,189)	(1,048)	(6)	(485)
Net amount recognized in equity (pretax) - Significant Plans	$(6,189)	$(1,036)	$(6)	$(369)

Accumulated benefit obligation at period end - Significant Plans	$14,057	$4,420	$842	$1,008
The following table shows the change in Accumulated other comprehensive income (loss) related to Citi’s pension and postretirement benefit plans (for Significant Plans and All Other Plans) for the periods indicated.

	Three Months Ended	Nine Months Ended
In millions of dollars	September 30, 2015	September 30, 2015
Beginning of period balance, net of tax (1) (2)	$(4,671)	$(5,159)
Actuarial assumptions changes and plan experience	(26)	851
Net asset gain (loss) due to difference between actual and expected returns	(681)	(1,051)
Net amortizations	54	179
Prior service credit	—	(6)
Foreign exchange impact and other	108	171
Change in deferred taxes, net	185	(16)
Change, net of tax	$(360)	$128
End of period balance, net of tax (1) (2)	$(5,031)	$(5,031)

(1)	See Note 18 to the Consolidated Financial Statements for further discussion of net Accumulated other comprehensive income (loss) balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

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
The discount rates used during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are shown in the following table:

Net benefit (expense) assumed discount rates during the period(1)	Three Months Ended
	Sept. 30, 2015	Jun. 30, 2015	Sept. 30, 2014
U.S. plans
Qualified pension	4.45%	3.85%	4.25%
Nonqualified pension	4.30	3.70	4.75
Postretirement	4.20	3.65	3.95
Non-U.S. plans
Pension	1.00-12.00	0.70 - 12.25	4.30 - 8.00
Weighted average	5.41	5.14	5.95
Postretirement	8.50	8.00	8.40

(1) The Company uses a quarterly remeasurement approach for its Significant Plans. The rates for the three months ended September 30, 2015 and June 30, 2015 shown above were utilized to calculate the 2015 third and second quarter expense, respectively. The rates for the three months ended September 30, 2014 shown above were utilized to calculate the 2014 third quarter expense.

The discount rates used at period end in determining the pension and postretirement benefit obligations for the Significant Plans are shown in the following table:

Plan obligations assumed discount rates at period ended (1)	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
U.S. plans
Qualified pension	4.35%	4.45%	3.85%
Nonqualified pension	4.25	4.30	3.70
Postretirement	4.10	4.20	3.65
Non-U.S. plans
Pension	0.75 - 13.30	1.00 - 12.00	0.70 - 12.25
Weighted average	5.30	5.41	5.14
Postretirement	8.55	8.50	8.00

(1) For the Significant Plans, the September 30, 2015 rates shown above are utilized to calculate the September 30, 2015 benefit obligation and will be utilized to calculate the 2015 fourth quarter expense. The June 30, 2015 rates were utilized to calculate the third quarter 2015 expense. The March 31, 2015 rates were utilized to calculate the second quarter 2015 expense.

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended September 30, 2015
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$5	$(10)
Non-U.S. plans	(5)	9

Postretirement
U.S. plans	$1	$(1)
Non-U.S. plans	(2)	2

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
Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions during the third quarter of 2015. The company made a discretionary contribution of $174 million to the U.S. postretirement plan during the third quarter of 2015. This contribution will be used to pay future retiree medical claims.
The following table summarizes the actual Company contributions for the nine months ended September 30, 2015 and 2014, as well as estimated expected Company contributions for the remainder of 2015 and the contributions made in the fourth quarter of 2014. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

Summary of Company Contributions

	Pension plans				Postretirement plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2015	2014	2015	2014	2015	2014	2015	2014
Company contributions(2) for the nine months ended September 30	$33	$139	$85	$164	$217	$34	$7	$2
Company contributions expected for the remainder of the year	$12	$12	$47	$43	$15	$17	$3	$10

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly to participants by the Company.

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

All Company contributions are invested according to participants’ individual elections. The expense associated with this plan amounted to approximately $94 million and $93 million for the three months ended September 30, 2015 and 2014, respectively, and $295 million and $298 million for the nine months ended September 30, 2015 and 2014, respectively.

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.

The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Service-related expense
Benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	1	2	3	4
Amortization of unrecognized
Prior service benefit	(8)	(8)	(23)	(23)
Net actuarial loss	3	3	9	10
Total service-related benefit	$(4)	$(3)	$(11)	$(9)
Non-service-related (benefit) expense	$9	$4	$15	$21
Total net expense	$5	$1	$4	$12

9.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per-share amounts	2015	2014	2015	2014
Income from continuing operations before attribution of noncontrolling interests	$4,306	$2,916	$13,981	$7,121
Less: Noncontrolling interests from continuing operations	5	59	65	154
Net income from continuing operations (for EPS purposes)	$4,301	$2,857	$13,916	$6,967
Income (loss) from discontinued operations, net of taxes	(10)	(16)	(9)	(1)
Citigroup's net income	$4,291	$2,841	$13,907	$6,966
Less: Preferred dividends(1)	174	128	504	352
Net income available to common shareholders	$4,117	$2,713	$13,403	$6,614
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	56	44	182	108
Net income allocated to common shareholders for basic and diluted EPS	$4,061	$2,669	$13,221	$6,506
Weighted-average common shares outstanding applicable to basic EPS	2,993.3	3,029.5	3,015.8	3,033.5
Effect of dilutive securities
Options(2)	3.4	5.1	4.4	5.0
Other employee plans	0.2	0.2	0.2	0.3
Convertible securities(3)	—	—	—	—
Adjusted weighted-average common shares outstanding applicable to diluted EPS	2,996.9	3,034.8	3,020.4	3,038.8
Basic earnings per share(4)
Income from continuing operations	$1.36	$0.89	$4.39	$2.14
Discontinued operations	—	(0.01)	—	—
Net income	$1.36	$0.88	$4.38	$2.14
Diluted earnings per share(4)
Income from continuing operations	$1.36	$0.88	$4.38	$2.14
Discontinued operations	—	(0.01)	—	—
Net income	$1.35	$0.88	$4.38	$2.14

(1)	See Note 19 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
During the third quarters of 2015 and 2014, weighted-average options to purchase 0.9 million and 1.9 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $201.01 and $157.90 per share, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $106.10 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the three and nine months ended September 30, 2015 and 2014 because they were anti-dilutive.

(4)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following at September 30, 2015 and December 31, 2014:

In millions of dollars	September 30, 2015	December 31, 2014
Securities purchased under agreements to resell	$130,129	$123,979
Deposits paid for securities borrowed	101,566	118,591
Total	$231,695	$242,570
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at September 30, 2015 and December 31, 2014:

In millions of dollars	September 30, 2015	December 31, 2014
Federal funds purchased	$133	$334
Securities sold under agreements to repurchase	148,547	147,204
Deposits received for securities loaned	19,924	25,900
Total	$168,604	$173,438
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
The following tables present the gross and net resale and repurchase agreements and securities borrowing and lending agreements and the related offsetting amount permitted under ASC 210-20-45, as of September 30, 2015 and December 31, 2014. The tables also include amounts related to financial instruments that are not permitted to be offset under ASC 210-20-45 but would be eligible for offsetting to the extent that an event of default occurred and a legal opinion supporting enforceability of the offsetting rights has been obtained. Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

	As of September 30, 2015
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$176,900	$46,771	$130,129	$97,314	$32,815
Deposits paid for securities borrowed	101,566	—	101,566	16,919	84,647
Total	$278,466	$46,771	$231,695	$114,233	$117,462

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$195,318	$46,771	$148,547	$69,502	$79,045
Deposits received for securities loaned	19,924	—	19,924	4,725	15,199
Total	$215,242	$46,771	$168,471	$74,227	$94,244

	As of December 31, 2014
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$180,318	$56,339	$123,979	$94,353	$29,626
Deposits paid for securities borrowed	118,591	—	118,591	15,139	103,452
Total	$298,909	$56,339	$242,570	$109,492	$133,078

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$203,543	$56,339	$147,204	$72,928	$74,276
Deposits received for securities loaned	25,900	—	25,900	5,190	20,710
Total	$229,443	$56,339	$173,104	$78,118	$94,986

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See tables above.

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

The following table presents the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity as of September 30, 2015:

In millions of dollars	Open and Overnight	Up to 30 Days	31-90 Days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$105,497	$48,454	$17,420	$23,947	$195,318
Deposits received for securities loaned	13,572	2,482	2,019	1,851	19,924
Total	$119,069	$50,936	$19,439	$25,798	$215,242

The following table presents the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral as of September 30, 2015:

In millions of dollars	Repurchase Agreements	Securities Lending Agreements	Total
U.S Treasury and federal agency	$75,722	$21	$75,743
State and municipal	629	—	629
Foreign government	59,532	619	60,151
Corporate bonds	15,859	1,155	17,014
Equity securities	10,762	18,060	28,822
Mortgage-backed securities	23,217	—	23,217
Asset-backed securities	4,498	—	4,498
Other	5,099	69	5,168
Total	$195,318	$19,924	$215,242

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
Brokerage receivables and Brokerage payables consisted of the following at September 30, 2015 and December 31, 2014:

In millions of dollars	September 30, 2015	December 31, 2014
Receivables from customers	$11,513	$10,380
Receivables from brokers, dealers, and clearing organizations	26,362	18,039
Total brokerage receivables(1)	$37,875	$28,419
Payables to customers	$36,139	$33,984
Payables to brokers, dealers, and clearing organizations	23,418	18,196
Total brokerage payables(1)	$59,557	$52,180

(1)	Brokerage receivables and payables are accounted for in accordance with ASC 940-320.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities are carried at fair value, other than physical commodities accounted for at the lower of cost or fair value, and consist of the following at September 30, 2015 and December 31, 2014:

In millions of dollars	September 30, 2015	December 31, 2014
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$26,753	$27,053
Prime	1,316	1,271
Alt-A	580	709
Subprime	840	1,382
Non-U.S. residential	663	1,476
Commercial	2,787	4,343
Total mortgage-backed securities	$32,939	$36,234
U.S. Treasury and federal agency securities
U.S. Treasury	$26,417	$18,906
Agency obligations	1,346	1,568
Total U.S. Treasury and federal agency securities	$27,763	$20,474
State and municipal securities	$3,824	$3,402
Foreign government securities	57,676	64,937
Corporate	18,012	27,797
Derivatives(2)	60,871	67,957
Equity securities	48,181	57,846
Asset-backed securities(1)	5,017	4,546
Other trading assets(3)	12,663	13,593
Total trading account assets	$266,946	$296,786
Trading account liabilities
Securities sold, not yet purchased	$63,733	$70,944
Derivatives(2)	62,248	68,092
Total trading account liabilities	$125,981	$139,036

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

13.   INVESTMENTS

Overview

	September 30, 2015	December 31, 2014
In millions of dollars
Securities available-for-sale (AFS)	$300,716	$300,143
Debt securities held-to-maturity (HTM)(1)	33,940	23,921
Non-marketable equity securities carried at fair value(2)	2,262	2,758
Non-marketable equity securities carried at cost(3)	5,521	6,621
Total investments	$342,439	$333,443

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.
The following table presents interest and dividend income on investments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Taxable interest	$1,596	$1,627	$4,773	$4,638
Interest exempt from U.S. federal income tax	44	96	116	407
Dividend income	87	101	305	343
Total interest and dividend income	$1,727	$1,824	$5,194	$5,388
The following table presents realized gains and losses on the sale of investments for the three and nine months ended September 30, 2015 and 2014. The gross realized investment losses exclude losses from other-than-temporary impairment (OTTI):

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Gross realized investment gains	$213	$229	$926	$689
Gross realized investment losses	(62)	(93)	(285)	(341)
Net realized gains on sale of investments	$151	$136	$641	$348
The Company has sold certain debt securities that were classified as HTM. These sales were in response to significant deterioration in the creditworthiness of the issuers or securities or because the Company has collected a substantial portion (at least 85%) of the principal outstanding at acquisition of the security. In addition, certain other securities were reclassified to AFS investments in response to significant credit deterioration. Because the Company generally intends to sell these reclassified securities, Citi recorded OTTI on the securities. The following table sets forth, for the periods indicated, the carrying value of HTM securities sold and reclassified to AFS, as well as the related gain (loss) or the OTTI losses recorded on these securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Carrying value of HTM securities sold	$314	$—	$363	$5
Net realized gain on sale of HTM securities	6	—	11	—
Carrying value of securities reclassified to AFS	144	700	238	766
OTTI losses on securities reclassified to AFS	(9)	(2)	(14)	(11)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015				December 31, 2014
In millions of dollars	Amortized cost	Gross unrealized gains(1)	Gross unrealized losses(1)	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(2)
U.S. government-sponsored agency guaranteed	$35,772	$521	$99	$36,194	$35,647	$603	$159	$36,091
Prime	2	—	—	2	12	—	—	12
Alt-A	120	11	—	131	43	1	—	44
Non-U.S. residential	7,066	42	14	7,094	8,247	67	7	8,307
Commercial	522	7	1	528	551	6	3	554
Total mortgage-backed securities	$43,482	$581	$114	$43,949	$44,500	$677	$169	$45,008
U.S. Treasury and federal agency securities
U.S. Treasury	$111,263	$1,116	$117	$112,262	$110,492	$353	$127	$110,718
Agency obligations	10,024	92	6	10,110	12,925	60	13	12,972
Total U.S. Treasury and federal agency securities	$121,287	$1,208	$123	$122,372	$123,417	$413	$140	$123,690
State and municipal(3)	$12,176	$117	$897	$11,396	$13,526	$150	$977	$12,699
Foreign government	95,601	498	494	95,605	90,249	734	286	90,697
Corporate	15,969	164	109	16,024	12,033	215	91	12,157
Asset-backed securities(2)	9,939	9	78	9,870	12,534	30	58	12,506
Other debt securities	671	—	—	671	661	—	—	661
Total debt securities AFS	$299,125	$2,577	$1,815	$299,887	$296,920	$2,219	$1,721	$297,418
Marketable equity securities AFS	$846	$17	$34	$829	$2,461	$308	$44	$2,725
Total securities AFS	$299,971	$2,594	$1,849	$300,716	$299,381	$2,527	$1,765	$300,143

(1)
Gross unrealized gains and losses, as presented, as of September 30, 2015 do not include the impact of unrealized gains and losses of AFS securities of OneMain Financial (North America consumer finance business), which were reclassified as HFS as of September 30, 2015. These amounts totaled unrealized gains of $63 million and unrealized losses of $16 million as of September 30, 2015.

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

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer as of September 30, 2015 and December 31, 2014:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2015
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$6,254	$26	$2,034	$73	$8,288	$99
Prime	1	—	1	—	2	—
Non-U.S. residential	2,951	11	379	3	3,330	14
Commercial	91	—	54	1	145	1
Total mortgage-backed securities	$9,297	$37	$2,468	$77	$11,765	$114
U.S. Treasury and federal agency securities
U.S. Treasury	$7,330	$116	$339	$1	$7,669	$117
Agency obligations	281	5	49	1	330	6
Total U.S. Treasury and federal agency securities	$7,611	$121	$388	$2	$7,999	$123
State and municipal	$118	$8	$4,905	$889	$5,023	$897
Foreign government	29,157	351	3,806	143	32,963	494
Corporate	3,869	75	1,776	34	5,645	109
Asset-backed securities	5,351	50	2,470	28	7,821	78
Marketable equity securities AFS	104	4	227	30	331	34
Total securities AFS	$55,507	$646	$16,040	$1,203	$71,547	$1,849
December 31, 2014
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$4,198	$30	$5,547	$129	$9,745	$159
Prime	5	—	2	—	7	—
Non-U.S. residential	1,276	3	199	4	1,475	7
Commercial	124	1	136	2	260	3
Total mortgage-backed securities	$5,603	$34	$5,884	$135	$11,487	$169
U.S. Treasury and federal agency securities
U.S. Treasury	$36,581	$119	$1,013	$8	$37,594	$127
Agency obligations	5,698	9	754	4	6,452	13
Total U.S. Treasury and federal agency securities	$42,279	$128	$1,767	$12	$44,046	$140
State and municipal	$386	$15	$5,802	$962	$6,188	$977
Foreign government	18,495	147	5,984	139	24,479	286
Corporate	3,511	63	1,350	28	4,861	91
Asset-backed securities	3,701	13	3,816	45	7,517	58
Marketable equity securities AFS	51	4	218	40	269	44
Total securities AFS	$74,026	$404	$24,821	$1,361	$98,847	$1,765

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$107	$107	$44	$44
After 1 but within 5 years	1,544	1,558	931	935
After 5 but within 10 years	1,106	1,124	1,362	1,387
After 10 years(2)	40,725	41,160	42,163	42,642
Total	$43,482	$43,949	$44,500	$45,008
U.S. Treasury and federal agency securities
Due within 1 year	$3,567	$3,569	$13,070	$13,084
After 1 but within 5 years	110,883	112,025	104,982	105,131
After 5 but within 10 years	5,639	5,645	2,286	2,325
After 10 years(2)	1,198	1,133	3,079	3,150
Total	$121,287	$122,372	$123,417	$123,690
State and municipal
Due within 1 year	$2,831	$2,827	$652	$651
After 1 but within 5 years	1,986	1,991	4,387	4,381
After 5 but within 10 years	517	531	524	537
After 10 years(2)	6,842	6,047	7,963	7,130
Total	$12,176	$11,396	$13,526	$12,699
Foreign government
Due within 1 year	$29,610	$29,609	$31,355	$31,382
After 1 but within 5 years	46,168	46,151	41,913	42,467
After 5 but within 10 years	17,634	17,602	16,008	15,779
After 10 years(2)	2,189	2,243	973	1,069
Total	$95,601	$95,605	$90,249	$90,697
All other(3)
Due within 1 year	$2,154	$2,154	$1,248	$1,251
After 1 but within 5 years	12,781	12,856	10,442	10,535
After 5 but within 10 years	7,870	7,839	7,282	7,318
After 10 years(2)	3,774	3,716	6,256	6,220
Total	$26,579	$26,565	$25,228	$25,324
Total debt securities AFS	$299,125	$299,887	$296,920	$297,418

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM at September 30, 2015 and December 31, 2014 were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
September 30, 2015
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$17,573	$142	$17,715	$183	$(7)	$17,891
Prime	55	(11)	44	3	(1)	46
Alt-A	526	(75)	451	344	(162)	633
Subprime	5	—	5	14	—	19
Non-U.S. residential	506	(68)	438	44	—	482
Commercial	—	—	—	—	—	—
Total mortgage-backed securities	$18,665	$(12)	$18,653	$588	$(170)	$19,071
State and municipal(4)	$8,713	$(450)	$8,263	$175	$(99)	$8,339
Foreign government	4,274	—	4,274	35	—	4,309
Asset-backed securities(3)	2,765	(15)	2,750	42	(12)	2,780
Total debt securities held-to-maturity	$34,417	$(477)	$33,940	$840	$(281)	$34,499
December 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$8,795	$95	$8,890	$106	$(6)	$8,990
Prime	60	(12)	48	6	(1)	53
Alt-A	1,125	(213)	912	537	(287)	1,162
Subprime	6	(1)	5	15	—	20
Non-U.S. residential	983	(137)	846	92	—	938
Commercial	8	—	8	1	—	9
Total mortgage-backed securities	$10,977	$(268)	$10,709	$757	$(294)	$11,172
State and municipal	$8,443	$(494)	$7,949	$227	$(57)	$8,119
Foreign government	4,725	—	4,725	77	—	4,802
Asset-backed securities(3)	556	(18)	538	50	(10)	578
Total debt securities held-to-maturity(5)	$24,701	$(780)	$23,921	$1,111	$(361)	$24,671

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

(5)
During the second quarter of 2015, securities with a total fair value of approximately $7.1 billion were transferred from AFS to HTM, comprised of $7.0 billion of U.S. government agency mortgage-backed securities and $0.1 billion of obligations of U.S. states and municipalities. The transfer reflects the Company’s intent to hold these securities to maturity or to issuer call in order to reduce the impact of price volatility on AOCI and certain capital measures under Basel III. While these securities were transferred to HTM at fair value as of the transfer date, no subsequent changes in value may be recorded, other than in connection with the recognition of any subsequent other-than-temporary impairment and the amortization of differences between the carrying values at the transfer date and the par values of each security as an adjustment of yield over the remaining contractual life of each security. Any net unrealized holding losses within AOCI related to the respective securities at the date of transfer, inclusive of any cumulative fair value hedge adjustments, will be amortized over the remaining contractual life of each security as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position as of September 30, 2015 and December 31, 2014 for less than 12 months and for 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
September 30, 2015
Debt securities held-to-maturity
Mortgage-backed securities	$—	$—	$2,828	$170	$2,828	$170
State and municipal	1,747	38	1,741	61	3,488	99
Foreign government	177	—	—	—	177	—
Asset-backed securities	140	3	1,895	9	2,035	12
Total debt securities held-to-maturity	$2,064	$41	$6,464	$240	$8,528	$281
December 31, 2014
Debt securities held-to-maturity
Mortgage-backed securities	$4	$—	$1,134	$294	$1,138	$294
State and municipal	2,528	34	314	23	2,842	57
Foreign government	—	—	—	—	—	—
Asset-backed securities	9	1	174	9	183	10
Total debt securities held-to-maturity	$2,541	$35	$1,622	$326	$4,163	$361
Excluded from the gross unrecognized losses presented in the above table are $(477) million and $(780) million of net unrealized losses recorded in AOCI as of September 30, 2015 and December 31, 2014, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at September 30, 2015 and December 31, 2014.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	119	120	—	—
After 5 but within 10 years	720	735	863	869
After 10 years(1)	17,814	18,216	9,846	10,303
Total	$18,653	$19,071	$10,709	$11,172
State and municipal
Due within 1 year	$506	$504	$205	$205
After 1 but within 5 years	373	368	243	243
After 5 but within 10 years	184	192	140	144
After 10 years(1)	7,200	7,275	7,361	7,527
Total	$8,263	$8,339	$7,949	$8,119
Foreign government
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	4,274	4,309	4,725	4,802
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$4,274	$4,309	$4,725	$4,802
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	—	—	—	—
After 10 years(1)	2,750	2,780	538	578
Total	$2,750	$2,780	$538	$578
Total debt securities held-to-maturity	$33,940	$34,499	$23,921	$24,671

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of September 30, 2015.

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

Recognition and Measurement of OTTI
The following table presents the total OTTI recognized in earnings for the three and nine months ended September 30, 2015:

OTTI on Investments and Other Assets	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$1	$—	$—	$1	$1	$—	$—	$1
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$1	$—	$—	$1	$1	$—	$—	$1
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise	64	14	1	79	152	36	6	194
Total impairment losses recognized in earnings	$65	$14	$1	$80	$153	$36	$6	$195

(1)	Includes OTTI on non-marketable equity securities.

The following table presents the total OTTI recognized in earnings for the three and nine months ended September 30, 2014:

OTTI on Investments and Other Assets	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other Assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$11	$—	$—	$11	$13	$—	$—	$13
Less: portion of impairment loss recognized in AOCI (before taxes)	8	—	—	8	8	—	—	8
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$3	$—	$—	$3	$5	$—	$—	$5
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise	88	—	—	88	324	—	—	324
Total impairment losses recognized in earnings	$91	$—	$—	$91	$329	$—	$—	$329

(1)	Includes OTTI on non-marketable equity securities.

The following is a three-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2015 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Jun. 30, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Sept. 30, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	170	—	—	—	170
Corporate	112	1	—	—	113
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$726	$1	$—	$—	$727
HTM debt securities
Mortgage-backed securities(1)	$668	$—	$—	$—	$668
Corporate	—	—	—	—	—
All other debt securities	133	—	—	(1)	132
Total OTTI credit losses recognized for HTM debt securities	$801	$—	$—	$(1)	$800

(1)	Primarily consists of Alt-A securities.

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

The following is a nine-month roll-forward of the credit-related impairments recognized in earnings for AFS and HTM debt securities held as of September 30, 2015 that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2014 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Sept. 30, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	(1)	170
Corporate	118	1	—	(6)	113
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$733	$1	$—	$(7)	$727
HTM debt securities
Mortgage-backed securities(1)	$670	$—	$—	$(2)	$668
Corporate	—	—	—	—	—
All other debt securities	133	—	—	(1)	132
Total OTTI credit losses recognized for HTM debt securities	$803	$—	$—	$(3)	$800

(1)	Primarily consists of Alt-A securities.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Hedge funds	$3	$8	$—	$—	Generally quarterly	10-95 days
Private equity funds(1)(2)	827	891	188	205	—	—
Real estate funds (2)(3)	137	166	20	24	—	—
Total(4)	$967	$1,065	$208	$229	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

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

(4)
Included in the total fair value of investments above are $1.0 billion and $0.8 billion of fund assets that are valued using NAVs provided by third-party asset managers as of September 30, 2015 and December 31, 2014, respectively.

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
Consumer Loans
Consumer loans represent loans and leases managed primarily by the Global Consumer Banking businesses in Citicorp and in Citi Holdings. The following table provides information by loan type for the periods indicated:

In millions of dollars	September 30, 2015	December 31, 2014
In U.S. offices
Mortgage and real estate(1)	$89,155	$96,533
Installment, revolving credit, and other	4,999	14,450
Cards	107,244	112,982
Commercial and industrial	6,437	5,895
	$207,835	$229,860
In offices outside the U.S.
Mortgage and real estate(1)	$47,295	$54,462
Installment, revolving credit, and other	29,702	31,128
Cards	26,865	32,032
Commercial and industrial	21,929	22,561
Lease financing	438	609
	$126,229	$140,792
Total Consumer loans	$334,064	$370,652
Net unearned income	(691)	(682)
Consumer loans, net of unearned income	$333,373	$369,970

(1)	Loans secured primarily by real estate.

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
During the three and nine months ended September 30, 2015 and 2014, the Company sold and/or reclassified to held-for-sale $1.5 billion and $16.0 billion, and $1.8 billion and $5.6 billion, respectively, of consumer loans. The Company did not have significant purchases of consumer loans during the three and nine months ended September 30, 2015 and 2014.
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

The following tables provide details on Citigroup’s consumer loan delinquency and non-accrual loans as of September 30, 2015 and December 31, 2014:
Consumer Loan Delinquency and Non-Accrual Details at September 30, 2015

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$59,012	$998	$950	$2,582	$63,542	$2,307	$2,180
Home equity loans(5)	24,258	322	463	—	25,043	1,125	—
Credit cards	105,489	1,262	1,112	—	107,863	—	1,112
Installment and other	4,248	74	37	—	4,359	—	4
Commercial market loans	8,294	34	42	—	8,370	188	13
Total	$201,301	$2,690	$2,604	$2,582	$209,177	$3,620	$3,309
In offices outside North America
Residential first mortgages	$40,296	$291	$88	$—	$40,675	$381	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	25,286	499	431	—	26,216	267	275
Installment and other	28,513	321	307	—	29,141	229	—
Commercial market loans	27,810	54	86	—	27,950	321	—
Total	$121,905	$1,165	$912	$—	$123,982	$1,198	$275
Total GCB and Citi Holdings Consumer	$323,206	$3,855	$3,516	$2,582	$333,159	$4,818	$3,584
Other(6)	198	8	8	—	214	31	—
Total Citigroup	$323,404	$3,863	$3,524	$2,582	$333,373	$4,849	$3,584

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $37 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.4 billion and 90 days past due of $2.2 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(6)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.
Consumer Loan Delinquency and Non-Accrual Details at December 31, 2014

In millions of dollars	Total current(1)(2)	30-89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$61,730	$1,280	$1,371	$3,443	$67,824	$2,746	$2,759
Home equity loans(5)	27,262	335	520	—	28,117	1,271	—
Credit cards	111,441	1,316	1,271	—	114,028	—	1,273
Installment and other	12,361	229	284	—	12,874	254	3
Commercial market loans	8,630	31	13	—	8,674	135	15
Total	$221,424	$3,191	$3,459	$3,443	$231,517	$4,406	$4,050
In offices outside North America
Residential first mortgages	$44,782	$312	$223	$—	$45,317	$454	$—
Home equity loans(5)	—	—	—	—	—	—	—
Credit cards	30,327	602	553	—	31,482	413	322
Installment and other	29,297	328	149	—	29,774	216	—
Commercial market loans	31,280	86	255	—	31,621	405	—
Total	$135,686	$1,328	$1,180	$—	$138,194	$1,488	$322
Total GCB and Citi Holdings	$357,110	$4,519	$4,639	$3,443	$369,711	$5,894	$4,372
Other	238	10	11	—	259	30	—
Total Citigroup	$357,348	$4,529	$4,650	$3,443	$369,970	$5,924	$4,372

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $43 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.6 billion and 90 days past due of $2.8 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” (Fair Isaac Corporation) credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following tables provide details on the FICO scores attributable to Citi’s U.S. consumer loan portfolio as of September 30, 2015 and December 31, 2014 (commercial market loans are not included in the table since they are business-based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis, for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	September 30, 2015
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$6,686	$4,472	$46,462
Home equity loans	2,730	2,196	18,924
Credit cards	7,087	9,709	88,159
Installment and other	345	278	2,620
Total	$16,848	$16,655	$156,165

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2014
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$8,911	$5,463	$45,783
Home equity loans	3,257	2,456	20,957
Credit cards	7,647	10,296	92,877
Installment and other	4,015	2,520	5,150
Total	$23,830	$20,735	$164,767

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

Loan to Value (LTV) Ratios
LTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.
The following tables provide details on the LTV ratios attributable to Citi’s U.S. consumer mortgage portfolios as of September 30, 2015 and December 31, 2014. LTV ratios are updated monthly using the most recent Core Logic Home Price Index data available for substantially all of the portfolio applied at the Metropolitan Statistical Area level, if available, or the state level if not. The remainder of the portfolio is updated in a similar manner using the Federal Housing Finance Agency indices.

LTV distribution in U.S. portfolio(1)(2)	September 30, 2015
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$50,484	$6,001	$1,285
Home equity loans	14,846	5,979	2,913
Total	$65,330	$11,980	$4,198

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2014
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$48,163	$9,480	$2,670
Home equity loans	14,638	7,267	4,641
Total	$62,801	$16,747	$7,311

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

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
The following tables present information about total impaired consumer loans at and for the periods ended September 30, 2015 and December 31, 2014, respectively, and for the three and nine months ended September 30, 2015 and 2014 for interest income recognized on impaired consumer loans:

					Three Months Ended September 30,		Nine months ended September 30,
	Balance at September 30, 2015				2015	2014	2015	2014
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$8,996	$10,013	$1,300	$10,811	$107	$167	$359	$532
Home equity loans	1,841	2,470	567	1,936	16	18	50	56
Credit cards	1,998	2,034	353	2,193	47	47	135	148
Installment and other
Individual installment and other	446	476	490	570	8	31	47	94
Commercial market loans	366	566	100	390	4	3	10	18
Total	$13,647	$15,559	$2,810	$15,900	$182	$266	$601	$848

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,426 million of residential first mortgages, $490 million of home equity loans and $136 million of commercial market loans do not have a specific allowance.
(3) Included in the Allowance for loan losses.
(4) Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.

	Balance at December 31, 2014
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$13,551	$14,387	$1,909	$15,389
Home equity loans	2,029	2,674	599	2,075
Credit cards	2,407	2,447	849	2,732
Installment and other
Individual installment and other	948	963	450	975
Commercial market loans	423	599	110	381
Total	$19,358	$21,070	$3,917	$21,552

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,896 million of residential first mortgages, $554 million of home equity loans and $158 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings
The following tables present consumer TDRs occurring during the three and nine months ended September 30, 2015 and 2014:

	At and for the three months ended September 30, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	2,282	$305	$2	$1	$7	1%
Home equity loans	1,021	36	—	—	—	2
Credit cards	44,972	186	—	—	—	16
Installment and other revolving	1,035	9	—	—	—	13
Commercial markets(6)	89	10	—	—	—	—
Total(7)	49,399	$546	$2	$1	$7
International
Residential first mortgages	1,309	$28	$—	$—	$—	—%
Home equity loans	13	2	—	—	—	—
Credit cards	32,774	87	—	—	2	13
Installment and other revolving	19,283	76	—	—	1	5
Commercial markets(6)	42	14	—	—	—	—
Total(7)	53,421	$207	$—	$—	$3

	At and for the three months ended September 30, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(8)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	4,933	$626	$15	$11	$1	1%
Home equity loans	1,900	76	1	—	2	3
Credit cards	48,775	211	—	—	—	16
Installment and other revolving	11,420	87	—	—	—	6
Commercial markets(6)	46	5	—	—	1	—
Total(7)	67,074	$1,005	$16	$11	$4
International
Residential first mortgages	841	$30	$—	$—	$—	—%
Home equity loans	15	3	—	—	—	—
Credit cards	40,468	122	—	—	2	12
Installment and other revolving	15,077	73	—	—	2	8
Commercial markets(6)	51	22	—	—	—	—
Total(7)	56,452	$250	$—	$—	$4

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $54 million of residential first mortgages and $17 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2015. These amounts include $34 million of residential first mortgages and $14 million of home equity loans that were newly classified as TDRs in the three months ended September 30, 2015 as a result of OCC guidance, as described above.

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
(8) Post-modification balances in North America include $74 million of residential first mortgages and $22 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended September 30, 2014. These amounts include $45 million of residential first mortgages and $19 million of home equity loans that were newly classified as TDRs in the three months ended September 30, 2014 as a result of OCC guidance, as described above.

	At and for the nine months ended September 30, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	8,084	$1,078	$7	$3	$23	1%
Home equity loans	3,571	126	1	—	3	2
Credit cards	140,130	582	—	—	—	16
Installment and other revolving	3,111	27	—	—	—	13
Commercial markets(6)	245	39	—	—	—	—
Total(8)	155,141	$1,852	$8	$3	$26
International
Residential first mortgages	2,920	$73	$—	$—	$—	—%
Home equity loans	43	7	—	—	—	—
Credit cards	110,792	288	—	—	5	13
Installment and other revolving	48,397	207	—	—	5	5
Commercial markets(6)	178	65	—	—	—	1
Total(8)	162,330	$640	$—	$—	$10

	At and for the nine months ended September 30, 2014
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	15,435	$1,866	$43	$30	$7	1%
Home equity loans	6,102	228	3	—	13	2
Credit cards	136,501	601	—	—	—	15
Installment and other revolving	36,086	269	—	—	—	6
Commercial markets(6)	137	27	—	—	1	—
Total(8)	194,261	$2,991	$46	$30	$21
International
Residential first mortgages	2,133	$79	$—	$—	$1	1%
Home equity loans	53	9	—	—	—	—
Credit cards	109,337	356	—	—	7	13
Installment and other revolving	44,158	219	—	—	5	9
Commercial markets(6)	271	156	—	—	—	—
Total(8)	155,952	$819	$—	$—	$13

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

(2)
Post-modification balances in North America include $181 million of residential first mortgages and $46 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2015. These amounts include $107 million of residential first mortgages and $39 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the nine months ended September 30, 2015, as described above.

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
(7) Post-modification balances in North America include $240 million of residential first mortgages and $65 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the nine months ended September 30, 2014. These amounts include $144 million of residential first mortgages and $56 million of home equity loans that are newly classified as TDRs as a result of OCC guidance received in the nine months ended September 30, 2014, as described above.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

The following table presents consumer TDRs that defaulted during the three and nine months ended September 30, 2015 and 2014, respectively, for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
North America
Residential first mortgages	$101	$149	$329	$562
Home equity loans	9	16	30	55
Credit cards	47	47	139	146
Installment and other revolving	2	26	6	68
Commercial markets	1	1	5	8
Total	$160	$239	$509	$839
International
Residential first mortgages	$5	$6	$17	$16
Home equity loans	—	—	—	—
Credit cards	34	52	106	175
Installment and other revolving	20	25	66	81
Commercial markets	7	2	18	102
Total	$66	$85	$207	$374

Corporate Loans
Corporate loans represent loans and leases managed by the Institutional Clients Group in Citicorp or, to a much lesser extent, in Citi Holdings. The following table presents information by corporate loan type as of September 30, 2015 and December 31, 2014:

In millions of dollars	September 30, 2015	December 31, 2014

In U.S. offices
Commercial and industrial	$40,435	$35,055
Financial institutions	38,034	36,272
Mortgage and real estate(1)	37,019	32,537
Installment, revolving credit and other	32,129	29,207
Lease financing	1,718	1,758
	$149,335	$134,829
In offices outside the U.S.
Commercial and industrial	$81,540	$79,239
Financial institutions	28,090	33,269
Mortgage and real estate(1)	6,602	6,031
Installment, revolving credit and other	19,352	19,259
Lease financing	259	356
Governments and official institutions	4,503	2,236
	$140,346	$140,390
Total Corporate loans	$289,681	$275,219
Net unearned income	(610)	(554)
Corporate loans, net of unearned income	$289,071	$274,665

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified (to held-for-sale) $0.5 billion and $1.6 billion of corporate loans during the three and nine months ended September 30, 2015, respectively, and $1.7 billion and $4.2 billion during the three and nine months ended September 30, 2014, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and nine months ended September 30, 2015 or 2014.
Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type as of September 30, 2015 and December 31, 2014.

Corporate Loan Delinquency and Non-Accrual Details at September 30, 2015

In millions of dollars	30-89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$75	$—	$75	$1,042	$116,958	$118,075
Financial institutions	20	—	20	165	64,647	64,832
Mortgage and real estate	190	—	190	236	43,121	43,547
Leases	1	—	1	75	1,900	1,976
Other	46	7	53	40	55,063	55,156
Loans at fair value						5,476
Purchased distressed loans						9
Total	$332	$7	$339	$1,558	$281,689	$289,071

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Corporate Loans Credit Quality Indicators at September 30, 2015 and December 31, 2014

	Recorded investment in loans(1)
In millions of dollars	September 30, 2015	December 31, 2014
Investment grade(2)
Commercial and industrial	$84,088	$80,812
Financial institutions	55,722	56,154
Mortgage and real estate	19,735	16,068
Leases	1,627	1,669
Other	49,525	46,284
Total investment grade	$210,697	$200,987
Non-investment grade(2)
Accrual
Commercial and industrial	$32,946	$29,003
Financial institutions	8,945	11,429
Mortgage and real estate	3,540	3,587
Leases	274	393
Other	5,591	3,609
Non-accrual
Commercial and industrial	1,042	575
Financial institutions	165	250
Mortgage and real estate	236	252
Leases	75	51
Other	40	55
Total non-investment grade	$52,854	$49,204
Private bank loans managed on a delinquency basis (2)	$20,044	$18,616
Loans at fair value	5,476	5,858
Corporate loans, net of unearned income	$289,071	$274,665

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.
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

The following tables present non-accrual loan information by Corporate loan type at September 30, 2015 and December 31, 2014 and interest income recognized on non-accrual Corporate loans for the nine months ended September 30, 2015.
Non-Accrual Corporate Loans

					Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	September 30, 2015
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,042	$1,346	$162	$709	$1	$5
Financial institutions	165	173	1	214	—	—
Mortgage and real estate	236	322	17	245	1	2
Lease financing	75	76	49	56	—	—
Other	40	90	13	42	—	—
Total non-accrual corporate loans	$1,558	$2,007	$242	$1,266	$2	$7

	At December 31, 2014
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$575	$863	$155	$658
Financial institutions	250	262	7	278
Mortgage and real estate	252	287	24	263
Lease financing	51	53	29	85
Other	55	68	21	60
Total non-accrual corporate loans	$1,183	$1,533	$236	$1,344

	September 30, 2015		December 31, 2014
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$341	$162	$224	$155
Financial institutions	6	1	37	7
Mortgage and real estate	49	17	70	24
Lease financing	75	49	47	29
Other	36	13	55	21
Total non-accrual corporate loans with specific allowance	$507	$242	$433	$236
Non-accrual corporate loans without specific allowance
Commercial and industrial	$701		$351
Financial institutions	159		213
Mortgage and real estate	187		182
Lease financing	—		4
Other	4		—
Total non-accrual corporate loans without specific allowance	$1,051	N/A	$750	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three- and nine-month periods ended September 30, 2014 was $14 million and $39 million, respectively.
N/A Not Applicable

Corporate Troubled Debt Restructurings

The following table presents corporate TDR activity at and for the three months ended September 30, 2015.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$13	$12	$—	$1
Financial institutions	—	—	—	—
Mortgage and real estate	35	1	—	34
Other	—	—	—	—
Total	$48	$13	$—	$35

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the nine months ended September 30, 2015.

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$79	$45	$—	$34
Financial institutions	—	—	—	—
Mortgage and real estate	47	3	—	44
Other	—	—	—	—
Total	$126	$48	$—	$78

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

The following table presents total Corporate loans modified in a TDR at September 30, 2015 and 2014, as well as those TDRs that defaulted during the three and nine months ended September 30, 2015 and 2014 and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial markets loans, where default is defined as 90 days past due.

In millions of dollars	TDR balances at September 30, 2015	TDR loans in payment default during the three months ended September 30, 2015	TDR loans in payment default nine months ended September 30, 2015	TDR balances at September 30, 2014	TDR loans in payment default during the three months ended September 30, 2014	TDR loans in payment default nine months ended September 30, 2014
Commercial and industrial	$126	$—	$—	$161	$—	$—
Loans to financial institutions	1	—	1	—	—	—
Mortgage and real estate	144	—	—	125	—	—
Other	316	—	—	326	—	—
Total	$587	$—	$1	$612	$—	$—

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$14,075	$17,890	$15,994	$19,648
Gross credit losses	(2,068)	(2,586)	(6,861)	(8,381)
Gross recoveries (1)	405	489	1,321	1,656
Net credit losses (NCLs) (2)	$(1,663)	$(2,097)	$(5,540)	$(6,725)
NCLs	$1,663	$2,097	$5,540	$6,725
Net reserve builds (releases)	43	(492)	(247)	(1,573)
Net specific reserve builds (releases)	(124)	(30)	(441)	(205)
Total provision for credit losses	$1,582	$1,575	$4,852	$4,947
Other, net (3)	(368)	(453)	(1,680)	(955)
Allowance for loan losses at end of period	$13,626	$16,915	$13,626	$16,915
Allowance for credit losses on unfunded lending commitments at beginning of period	$973	$1,176	$1,063	$1,229
Provision (release) for unfunded lending commitments	65	(30)	(20)	(88)
Other, net	(2)	(6)	(7)	(1)
Allowance for credit losses on unfunded lending commitments at end of period (4)	$1,036	$1,140	$1,036	$1,140
Total allowance for loans, leases, and unfunded lending commitments	$14,662	$18,055	$14,662	$18,055

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
As a result of the entry into an agreement in March 2015 to sell OneMain Financial (OneMain), OneMain was classified as held-for-sale (HFS) at the end of the first quarter of 2015. As a result of HFS accounting treatment, approximately $160 million and $116 million of net credit losses were recorded as a reduction in revenue (Other revenue) during the second and third quarters of 2015, respectively.

(3)
The third quarter of 2015 includes a reduction of approximately $110 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $14 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the third quarter includes a reduction of approximately $255 million related to FX translation. The second quarter of 2015 includes a reduction of approximately $88 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $34 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the second quarter of 2015 includes a reduction of approximately $39 million related to FX translation. The first quarter of 2015 includes a reduction of approximately $1.0 billion related to the sale or transfers to HFS of various loan portfolios, including a reduction of $281 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2015 includes a reduction of approximately $145 million related to FX translation. The third quarter of 2014 includes a reduction of approximately $259 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $151 million related to a transfer of a real estate loan portfolio to HFS and a reduction of approximately $108 million related to the transfer of various EMEA loan portfolios to HFS. Additionally, the third quarter includes a reduction of approximately $181 million related to FX translation. The second quarter of 2014 includes a reduction of approximately $480 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of approximately $204 million and $177 million related to the transfer of HFS of businesses in Greece and Spain and $29 million related to the sale of the Honduras business, and $66 million related to a transfer of a real estate loan portfolio to HFS. These amounts are partially offset by FX translation on the entire allowance balance. The first quarter of 2014 includes reductions of approximately $79 million related to the sale or transfer to HFS of various loan portfolios.

(4)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	September 30, 2015			September 30, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,326	$11,749	$14,075	$2,370	$15,520	$17,890
Charge-offs	(73)	(1,995)	(2,068)	(43)	(2,543)	(2,586)
Recoveries	27	378	405	61	428	489
Replenishment of net charge-offs	46	1,617	1,663	(18)	2,115	2,097
Net reserve builds (releases)	115	(72)	43	(99)	(393)	(492)
Net specific reserve builds (releases)	78	(202)	(124)	87	(117)	(30)
Other	(3)	(365)	(368)	(18)	(435)	(453)
Ending balance	$2,516	$11,110	$13,626	$2,340	$14,575	$16,915

	Nine Months Ended
	September 30, 2015			September 30, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,389	$13,605	$15,994	$2,584	$17,064	$19,648
Charge-offs	(219)	(6,642)	(6,861)	(264)	(8,117)	(8,381)
Recoveries	76	1,245	1,321	126	1,530	1,656
Replenishment of net charge-offs	143	5,397	5,540	138	6,587	6,725
Net reserve builds (releases)	174	(421)	(247)	(226)	(1,347)	(1,573)
Net specific reserve builds (releases)	(38)	(403)	(441)	2	(207)	(205)
Other	(9)	(1,671)	(1,680)	(20)	(935)	(955)
Ending balance	$2,516	$11,110	$13,626	$2,340	$14,575	$16,915

	September 30, 2015			December 31, 2014
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450	$2,271	$8,282	$10,553	$2,110	$9,673	$11,783
Determined in accordance with ASC 310-10-35	242	2,810	3,052	235	3,917	4,152
Determined in accordance with ASC 310-30	3	18	21	44	15	59
Total allowance for loan losses	$2,516	$11,110	$13,626	$2,389	$13,605	$15,994
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450	$281,785	$319,378	$601,163	$267,271	$350,199	$617,470
Loans individually evaluated for impairment in accordance with ASC 310-10-35	1,801	13,647	15,448	1,485	19,358	20,843
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	9	311	320	51	370	421
Loans held at fair value	5,476	37	5,513	5,858	43	5,901
Total loans, net of unearned income	$289,071	$333,373	$622,444	$274,665	$369,970	$644,635

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill during the nine months ended September 30, 2015 were as follows:

In millions of dollars
Balance at December 31, 2014	$23,592
Foreign exchange translation and other	(312)
Impairment of goodwill	(16)
Divestitures, purchase accounting adjustments and other	(114)
Balance at March 31, 2015	$23,150
Foreign exchange translation and other	(123)
Divestitures, purchase accounting adjustments and other	(15)
Balance at June 30, 2015	$23,012
Foreign exchange translation and other	$(470)
Impairment of goodwill	(15)
Divestitures, purchase accounting adjustments and other	(83)
Balance at September 30, 2015	$22,444

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
As required by ASC 350, a goodwill impairment test was performed as of January 1, 2015 under the legacy and new reporting structures. The test resulted in full impairment of the new Citi Holdings—Consumer Finance South Korea reporting unit's $16 million of goodwill, which was recorded as an operating expense in the first quarter of 2015. There were no other impairments recorded during the first and second quarters of 2015.
The Company performed its annual goodwill impairment test as of July 1, 2015. The fair values of the Company’s reporting units substantially exceeded their carrying values and did not indicate a risk of impairment based on current valuations, with the exception of Citi Holdings—Consumer Latin America reporting unit.
During the third quarter of 2015, Citi signed definitive agreements to sell most of its businesses in Citi Holdings—Consumer Latin America reporting unit, with allocated goodwill to the sales of $55 million transferred to assets held-for-sale; the remaining $15 million of goodwill was tested for impairment. Due to the deficit of the remaining fair value to book value for this reporting unit, the goodwill of $15 million was taken as an impairment charge. Furthermore, the Company signed definitive agreements to sell all of its remaining businesses in Citi Holdings— Consumer EMEA reporting unit, with the entire goodwill balance of $13 million allocated to the sales and transferred to assets held-for-sale as of September 30, 2015.

The following table shows reporting units with goodwill balances as of September 30, 2015.

In millions of dollars
Reporting Unit(1)(2)	Goodwill
North America Global Consumer Banking	$6,714
EMEA Global Consumer Banking	299
Asia Global Consumer Banking	4,504
Latin America Global Consumer Banking	1,343
Banking	3,104
Markets and Securities Services	6,480
Total	$22,444

(1)	Citi Holdings—Other, Citi Holdings—Consumer Finance South Korea and Citi Holdings—ICG are excluded from the table as there is no goodwill allocated to them.

(2)
Citi Holdings—Consumer EMEA, Citi Holdings—Consumer Japan and Citi Holdings—Consumer Latin America are excluded from the table as the remaining goodwill were either impaired or classified as held-for-sale.

Intangible Assets
The components of intangible assets as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,595	$6,457	$1,138	$7,626	$6,294	$1,332
Core deposit intangibles	1,058	967	91	1,153	1,021	132
Other customer relationships	478	338	140	579	331	248
Present value of future profits	159	153	6	233	154	79
Indefinite-lived intangible assets	256	—	256	290	—	290
Other(1)	5,097	2,848	2,249	5,217	2,732	2,485
Intangible assets (excluding MSRs)	$14,643	$10,763	$3,880	$15,098	$10,532	$4,566
Mortgage servicing rights (MSRs) (2)	1,766	—	1,766	1,845	—	1,845
Total intangible assets	$16,409	$10,763	$5,646	$16,943	$10,532	$6,411

(1)	Includes contract-related intangible assets.

(2)	For additional information on Citi’s MSRs, including the roll-forward for the nine months ended September 30, 2015, see Note 20 to the Consolidated Financial Statements.

The changes in intangible assets during the nine months ended September 30, 2015 were as follows:

	Net carrying amount at					Net carrying amount at
In millions of dollars	December 31, 2014	Acquisitions/ divestitures	Amortization	Impairments	FX and other (1)	September 30, 2015
Purchased credit card relationships	$1,332	$—	$(199)	$—	$5	$1,138
Core deposit intangibles	132	—	(32)	—	(9)	91
Other customer relationships	248	(87)	(18)	—	(3)	140
Present value of future profits	79	(68)	(4)	—	(1)	6
Indefinite-lived intangible assets	290	—	—	—	(34)	256
Other	2,485	(21)	(226)	(5)	16	2,249
Intangible assets (excluding MSRs)	$4,566	$(176)	$(479)	$(5)	$(26)	$3,880
Mortgage servicing rights (MSRs) (2)	1,845					1,766
Total intangible assets	$6,411					$5,646

(1)	Includes foreign exchange translation, purchase accounting adjustments and other.

(2)	For additional information on Citi’s MSRs, including the roll-forward for the nine months ended September 30, 2015, see Note 20 to the Consolidated Financial Statements.

17.   DEBT
Short-Term Borrowings

In millions of dollars	September 30, 2015	December 31, 2014
Commercial paper
Significant Citibank entities(1)	$9,416	$16,085
Parent(2)	—	70
Total Commercial paper	$9,416	$16,155
Other borrowings (3)	$13,163	$42,180
Total	$22,579	$58,335

(1)	Significant Citibank entities consist of Citibank, N.A. units domiciled in the U.S., Western Europe, Hong Kong and Singapore.

(2)	Parent includes the parent holding company (Citigroup Inc.) and Citi’s broker-dealer subsidiaries that are consolidated into Citigroup.

(3)
Includes borrowings from the Federal Home Loan Banks and other market participants. At September 30, 2015 and December 31, 2014, collateralized short-term advances from the Federal Home Loan Banks were $1.9 million and $11.2 billion, respectively.

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

Long-Term Debt

In millions of dollars	September 30, 2015	December 31, 2014
Citigroup Inc.(1)	$152,599	$149,512
Bank(2)	56,748	65,146
Broker-dealer(3)	4,186	8,422
Total	$213,533	$223,080

(1)	Parent holding company, Citigroup Inc.

(2)
Represents the Significant Citibank entities as well as other Citibank and Banamex entities. At September 30, 2015 and December 31, 2014, collateralized long-term advances from the Federal Home Loan Banks were $17.3 billion and $19.8 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both September 30, 2015 and December 31, 2014 (for the structure and terms of Citi’s trust preferred securities, see Note 20 to the Consolidated Financial Statements).

The following table summarizes the Company’s outstanding trust preferred securities at September 30, 2015:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	151	6.829	50	151	June 28, 2067	June 28, 2017
Total obligated			$2,591			$2,597

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

18.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 are as follows:
Three Months Ended September 30, 2015 :

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges (1)	Benefit plans (2)	Foreign currency translation adjustment, net of hedges (CTA)(3)(4)	Accumulated other comprehensive income (loss)
Balance, June 30, 2015	$(287)	$(731)	$(4,671)	$(19,415)	$(25,104)
Other comprehensive income (losses) before reclassifications	$556	$149	$(400)	$(2,493)	$(2,188)
Increase (decrease) due to amounts reclassified from AOCI	(45)	40	40	—	35
Change, net of taxes	$511	$189	$(360)	$(2,493)	$(2,153)
Balance at September 30, 2015	$224	$(542)	$(5,031)	$(21,908)	$(27,257)
Nine months ended September 30, 2015:

Balance, December 31, 2014	$57	$(909)	$(5,159)	$(17,205)	$(23,216)
Other comprehensive income before reclassifications	$453	$203	$7	$(4,703)	$(4,040)
Increase (decrease) due to amounts reclassified from AOCI	(286)	164	121	—	(1)
Change, net of taxes	$167	$367	$128	$(4,703)	$(4,041)
Balance at September 30, 2015	$224	$(542)	$(5,031)	$(21,908)	$(27,257)

Three Months Ended September 30, 2014:

Balance, June 30, 2014	$(206)	$(1,007)	$(4,166)	$(12,768)	$(18,147)
Other comprehensive income before reclassifications	$(173)	$(42)	$17	$(1,721)	$(1,919)
Increase (decrease) due to amounts reclassified from AOCI	(34)	70	54	—	90
Change, net of taxes	$(207)	$28	$71	$(1,721)	$(1,829)
Balance at September 30, 2014	$(413)	$(979)	$(4,095)	$(14,489)	$(19,976)

Nine months ended September 30, 2014:

Balance, December 31, 2013	$(1,640)	$(1,245)	$(3,989)	$(12,259)	$(19,133)
Other comprehensive income before reclassifications	$1,242	$62	$(240)	$(2,230)	$(1,166)
Increase (decrease) due to amounts reclassified from AOCI	(15)	204	134	—	323
Change, net of taxes	$1,227	$266	$(106)	$(2,230)	$(843)
Balance at September 30, 2014	$(413)	$(979)	$(4,095)	$(14,489)	$(19,976)

(1)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(2)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans, and amortization of amounts previously recognized in other comprehensive income.

(3)
Primarily reflects the movements in (by order of impact) the Mexican peso, Brazilian real, Korean won and British pound against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended September 30, 2015. Primarily reflects the movements in (by order of impact) the Mexican peso, British pound, Korean won and euro against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2015. Primarily reflects the movements in (by order of impact) the euro, Mexican peso, British pound, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 30, 2015. Primarily reflects the movements in (by order of impact) the Mexican peso, euro, British pound and Australian dollar against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended September 30, 2014. Primarily reflects the movements in (by order of impact) the Korean won, British pound, euro and Mexican peso against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2014. Primarily reflects the movements in (by order of impact) the Russian ruble, Argentine peso, Korean won, and Japanese yen against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2014.

(4)	During 2014, $137 million ($84 million net of tax) was reclassified to reflect the allocation of foreign currency translation between net unrealized gains (losses) on investment securities to CTA.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 are as follows:
Three Months Ended September 30, 2015:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, June 30, 2015	$(33,148)	$8,044	$(25,104)
Change in net unrealized gains (losses) on investment securities	821	(310)	511
Cash flow hedges	322	(133)	189
Benefit plans	(545)	185	(360)
Foreign currency translation adjustment	(2,792)	299	(2,493)
Change	$(2,194)	$41	$(2,153)
Balance, September 30, 2015	$(35,342)	$8,085	$(27,257)
Nine months ended September 30, 2015:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2014	$(31,060)	$7,844	$(23,216)
Change in net unrealized gains (losses) on investment securities	353	(186)	167
Cash flow hedges	596	(229)	367
Benefit plans	144	(16)	128
Foreign currency translation adjustment	(5,375)	672	(4,703)
Change	$(4,282)	$241	$(4,041)
Balance, September 30, 2015	$(35,342)	$8,085	$(27,257)
Three Months Ended September 30, 2014:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, June 30, 2014	$(25,645)	$7,498	$(18,147)
Change in net unrealized gains (losses) on investment securities	(321)	114	(207)
Cash flow hedges	45	(17)	28
Benefit plans	107	(36)	71
Foreign currency translation adjustment	(2,094)	373	(1,721)
Change	$(2,263)	$434	$(1,829)
Balance, September 30, 2014	$(27,908)	$7,932	$(19,976)
Nine months ended September 30, 2014:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2013	$(27,596)	$8,463	$(19,133)
Change in net unrealized gains (losses) on investment securities	1,967	(740)	1,227
Cash flow hedges	431	(165)	266
Benefit plans	(187)	81	(106)
Foreign currency translation adjustment	(2,523)	293	(2,230)
Change	$(312)	$(531)	$(843)
Balance, September 30, 2014	$(27,908)	$7,932	$(19,976)

During the three and nine months ended September 30, 2015, the Company recognized a pretax loss of $47 million ($35 million net of tax) and pretax loss of $5 million ($1 million gain net of tax), respectively, related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Realized (gains) losses on sales of investments	$(151)	$(641)
OTTI gross impairment losses	80	195
Subtotal, pretax	$(71)	$(446)
Tax effect	26	160
Net realized (gains) losses on investment securities, after-tax(1)	$(45)	$(286)
Interest rate contracts	$28	$148
Foreign exchange contracts	35	112
Subtotal, pretax	$63	$260
Tax effect	(23)	(96)
Amortization of cash flow hedges, after-tax(2)	$40	$164
Amortization of unrecognized
Prior service cost (benefit)	$(11)	$(32)
Net actuarial loss	64	211
Curtailment/settlement impact (3)	2	12
Subtotal, pretax	$55	$191
Tax effect	(15)	(70)
Amortization of benefit plans, after-tax(3)	$40	$121
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$47	$5
Total tax effect	(12)	(6)
Total amounts reclassified out of AOCI, after-tax	$35	$(1)

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

During the three and nine months ended September 30, 2014, the Company recognized a pretax loss of $154 million ($90 million net of tax) and pretax loss of $527 million ($323 million net of tax), respectively, related to amounts reclassified out of Accumulated other comprehensive income (loss) into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
In millions of dollars	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Realized (gains) losses on sales of investments	$(136)	$(348)
OTTI gross impairment losses	91	329
Subtotal, pretax	$(45)	$(19)
Tax effect	11	4
Net realized (gains) losses on investment securities, after-tax(1)	$(34)	$(15)
Interest rate contracts	$84	$218
Foreign exchange contracts	30	114
Subtotal, pretax	$114	$332
Tax effect	(44)	(128)
Amortization of cash flow hedges, after-tax(2)	$70	$204
Amortization of unrecognized
Prior service cost (benefit)	$(11)	$(30)
Net actuarial loss	63	183
Curtailment/settlement impact (3)	33	61
Subtotal, pretax	$85	$214
Tax effect	(31)	(80)
Amortization of benefit plans, after-tax(3)	$54	$134
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$154	$527
Total tax effect	(64)	(204)
Total amounts reclassified out of AOCI, after-tax	$90	$323

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 21 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

19.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding at September 30, 2015 and December 31, 2014:

						Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate	Redemption price per depositary share/preference share	Number of depositary shares	September 30, 2015	December 31, 2014
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	$25	3,870,330	$97	$97
Series E(2)	April 28, 2008	April 30, 2018	8.400%	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950%	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900%	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800%	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350%	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125%	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875%	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875%	25	19,200,000	480	480
Series M(10)	April 30, 2014	May 15, 2024	6.300%	1,000	1,750,000	1,750	1,750
Series N(11)	October 29, 2014	November 15, 2019	5.800%	1,000	1,500,000	1,500	1,500
Series O(12)	March 20, 2015	March 27, 2020	5.875%	1,000	1,500,000	1,500	—
Series P(13)	April 24, 2015	May 15, 2025	5.950%	1,000	2,000,000	2,000	—
Series Q(14)	August 12, 2015	August 15, 2020	5.950%	1,000	1,250,000	1,250	—
						$15,218	$10,468

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

(14)
Issued as depository shares, each representing 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on February 15 and August 15 at a fixed rated until, but excluding, August 15, 2020, and thereafter payable quarterly on February 15, May 15, August 15, and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

Through the third quarter of 2015, Citi distributed $504 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of September 30, 2015, Citi estimates it will distribute preferred dividends of approximately $265 million during the fourth quarter of 2015, in each case assuming such dividends are approved by the Citi Board of Directors.

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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE, each as of September 30, 2015 and December 31, 2014, is presented below:

	As of September 30, 2015
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$54,075	$53,924	$151	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	238,077	—	238,077	3,840	—	—	97	3,937
Non-agency-sponsored	16,061	1,728	14,333	458	—	—	1	459
Citi-administered asset-backed commercial paper conduits (ABCP)	24,117	24,117	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	3,515	—	3,515	165	—	—	86	251
Collateralized loan obligations (CLOs)	16,567	—	16,567	2,484	—	—	—	2,484
Asset-based financing	71,046	1,335	69,711	24,183	267	3,266	399	28,115
Municipal securities tender option bond trusts (TOBs)	9,087	4,259	4,828	56	—	3,136	—	3,192
Municipal investments	22,512	54	22,458	2,272	2,208	2,651	—	7,131
Client intermediation	1,800	358	1,442	49	—	—	—	49
Investment funds (5)	27,801	918	26,883	13	350	104	—	467
Other	13,271	9,063	4,208	75	556	22	53	706
Total (6)	$497,929	$95,756	$402,173	$33,595	$3,381	$9,179	$636	$46,791

	As of December 31, 2014
				Maximum exposure to loss in significant unconsolidated VIEs (1)
				Funded exposures (2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets (3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$60,503	$60,271	$232	$—	$—	$—	$—	$—
Mortgage securitizations (4)
U.S. agency-sponsored	264,848	—	264,848	5,213	—	—	110	5,323
Non-agency-sponsored	17,888	1,304	16,584	577	—	—	1	578
Citi-administered asset-backed commercial paper conduits (ABCP)	29,181	29,181	—	—	—	—	—	—
Collateralized debt obligations (CDOs)	5,617	—	5,617	219	—	—	86	305
Collateralized loan obligations (CLOs)	14,119	—	14,119	1,746	—	—	—	1,746
Asset-based financing	63,900	1,151	62,749	22,928	66	2,271	333	25,598
Municipal securities tender option bond trusts (TOBs)	12,280	6,671	5,609	3	—	3,670	—	3,673
Municipal investments	23,706	70	23,636	2,014	2,197	2,225	—	6,436
Client intermediation	1,745	137	1,608	10	—	—	10	20
Investment funds (5)	31,992	1,096	30,896	16	382	124	—	522
Other	8,298	2,909	5,389	183	1,451	23	73	1,730
Total (6)	$534,077	$102,790	$431,287	$32,909	$4,096	$8,313	$613	$45,931

(1)	The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s September 30, 2015 and December 31, 2014 Consolidated Balance Sheet.

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
(6) Citi’s total involvement with Citicorp SPE assets was $451.7 billion and $481.3 billion as of September 30, 2015 and December 31, 2014, respectively, with the remainder related to Citi Holdings.

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

•
certain representations and warranties exposures in legacy Securities and Banking-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $12 billion and $14 billion at September 30, 2015 and December 31, 2014, respectively;

•	certain representations and warranties exposures in Citigroup residential mortgage securitizations, where the original mortgage loan balances are no longer outstanding; and

•	VIEs such as trust preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.

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

Funding Commitments for Significant Unconsolidated VIEs—Liquidity Facilities and Loan Commitments
The following table presents the notional amount of liquidity facilities and loan commitments that are classified as funding commitments in the VIE tables above as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Liquidity	Loan / equity	Liquidity	Loan / equity
In millions of dollars	facilities	commitments	facilities	commitments
Asset-based financing	$5	$3,261	$5	$2,266
Municipal securities tender option bond trusts (TOBs)	3,136	—	3,670	—
Municipal investments	—	2,651	—	2,225
Investment funds	—	104	—	124
Other	—	22	—	23
Total funding commitments	$3,141	$6,038	$3,675	$4,638
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
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations as of September 30, 2015 and December 31, 2014:

In billions of dollars	September 30, 2015	December 31, 2014
Cash	$0.2	$0.3
Trading account assets	0.6	0.7
Investments	5.6	8.0
Total loans, net of allowance	80.7	93.2
Other	8.7	0.6
Total assets	$95.8	$102.8
Short-term borrowings	$13.8	$22.7
Long-term debt	32.4	40.1
Other liabilities	6.5	0.9
Total liabilities (1)	$52.7	$63.7

(1)
The total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citi were $50.5 billion and $61.2 billion as of September 30, 2015 and December 31, 2014, respectively. Liabilities of consolidated VIEs for which creditors or beneficial interest holders have recourse to the general credit of Citi comprise two items included in the above table: 1) credit enhancements provided to consolidated Citi-administered commercial paper conduits in the form of letters of credit of $2.2 billion at September 30, 2015 and December 31, 2014 and; 2) credit guarantees provided by Citi to certain consolidated municipal tender option bond trusts of $83 million and $198 million at September 30, 2015 and December 31, 2014, respectively.

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs as of September 30, 2015 and December 31, 2014:

In billions of dollars	September 30, 2015	December 31, 2014
Cash	$0.1	$—
Trading account assets	5.9	7.6
Investments	2.8	2.6
Total loans, net of allowance	26.4	25.0
Other	1.8	2.0
Total assets	$37.0	$37.2

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
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables as of September 30, 2015 and December 31, 2014:

In billions of dollars	September 30, 2015	December 31, 2014
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$30.7	$37.0
Retained by Citigroup as trust-issued securities	8.6	10.1
Retained by Citigroup via non-certificated interests	15.5	14.2
Total	$54.8	$61.3

Credit Card Securitizations
The following tables summarize selected cash flow information related to Citigroup’s credit card securitizations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
In billions of dollars	2015	2014
Proceeds from new securitizations	$—	$3.1
Pay down of maturing notes	(0.7)	(2.8)

	Nine months ended September 30,
In billions of dollars	2015	2014
Proceeds from new securitizations	$—	$9.9
Pay down of maturing notes	(6.5)	(4.1)

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

Funding, Liquidity Facilities and Subordinated Interests
As noted above, Citigroup securitizes credit card receivables through two securitization trusts—Master Trust, which is part of Citicorp, and Omni Trust, substantially all of which is also part of Citicorp. The liabilities of the trusts are included in the Consolidated Balance Sheet, excluding those retained by Citigroup.

The Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 2.6 years as of September 30, 2015 and 2.8 years as of December 31, 2014.

Master Trust Liabilities (at par value)

In billions of dollars	September 30, 2015	Dec. 31, 2014
Term notes issued to third parties	$29.4	$35.7
Term notes retained by Citigroup affiliates	6.7	8.2
Total Master Trust liabilities	$36.1	$43.9

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 1.1 years as of September 30, 2015 and 1.9 years as of December 31, 2014.

Omni Trust Liabilities (at par value)

In billions of dollars	September 30, 2015	Dec. 31, 2014
Term notes issued to third parties	$1.3	$1.3
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.2	$3.2

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

Mortgage Securitizations
The following tables summarize selected cash flow information related to Citigroup mortgage securitizations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015		2014
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$6.8	$3.1	$6.3	$1.7
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	—	—	—

	Nine months ended September 30,
	2015		2014
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$19.8	$9.2	$19.6	$6.9
Contractual servicing fees received	0.4	—	0.3	—
Cash flows received on retained interests and other net cash flows	—	—	—	—

Gains recognized on the securitizations of U.S. agency-sponsored mortgages were $25 million and $115 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2015, gains recognized on the securitization of non-agency sponsored mortgages were $7 million and $38 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $26 million and $59 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2014, gains recognized on the securitization of non-agency sponsored mortgages were $9 million and $38 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30, 2015
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	3.0% to 10.7%	3.2%	—
Weighted average discount rate	9.1%	3.2%	—
Constant prepayment rate	8.4% to 14.1%	—	—
Weighted average constant prepayment rate	11.1%	—	—
Anticipated net credit losses (2)	NM	40.0%	—
Weighted average anticipated net credit losses	NM	40.0%	—
Weighted average life	6.5 to 9.3 years	9.8 years	—

	Three months ended September 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 14.7%	—	6.7% to 9.0%
Weighted average discount rate	12.4%	—	8.7%
Constant prepayment rate	4.6% to 18.1%	—	0.5% to 8.9%
Weighted average constant prepayment rate	5.8%	—	1.7%
Anticipated net credit losses (2)	NM	—	8.9% to 40.0%
Weighted average anticipated net credit losses	NM	—	35.6%
Weighted average life	5.2 to 8.9 years	—	6.7 to 7.3 years

	Nine months ended September 30, 2015
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 10.7%	2.8% to 3.2%	0.0% to 12.1%
Weighted average discount rate	7.7%	2.9%	5.5%
Constant prepayment rate	5.7% to 34.9%	0.0%	0.0% to 8.0%
Weighted average constant prepayment rate	12.7%	0.0%	3.3%
Anticipated net credit losses (2)	NM	40.0%	0.0% to 55.9%
Weighted average anticipated net credit losses	NM	40.0%	40.2%
Weighted average life	3.5 to 10.1 years	9.7 to 9.8 years	0.0 to 12.9 years

	Nine months ended September 30, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 14.7%	1.4% to 4.6%	2.6% to 9.1%
Weighted average discount rate	11.2%	3.8%	7.8%
Constant prepayment rate	0.0% to 18.1%	0.0%	0.5% to 8.9%
Weighted average constant prepayment rate	5.3%	0.0%	3.2%
Anticipated net credit losses (2)	NM	40.0%	8.9% to 58.5%
Weighted average anticipated net credit losses	NM	40.0%	43.1%
Weighted average life	0.0 to 9.7 years	2.6 to 8.6 years	3.0 to 14.5 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

The interests retained by the Company range from highly rated and/or senior in the capital structure to unrated and/or residual interests.
At September 30, 2015 and December 31, 2014, the key assumptions used to value retained interests, and the sensitivity of the fair value to adverse changes of 10% and 20% in each of the key assumptions, are set forth in the tables below. The negative effect of each change is calculated independently, holding all other assumptions constant. Because the key assumptions may not be independent, the net effect of simultaneous adverse changes in the key assumptions may be less than the sum of the individual effects shown below.

	September 30, 2015
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (3)
Discount rate	0.0% to 30.5%	1.1% to 38.6%	2.0% to 22.6%
Weighted average discount rate	6.0%	8.5%	7.7%
Constant prepayment rate	6.8% to 28.6%	2.9% to 100.0%	0.5% to 22.1%
Weighted average constant prepayment rate	14.4%	15.9%	7.3%
Anticipated net credit losses (2)	NM	0.0% to 88.7%	4.4% to 89.4%
Weighted average anticipated net credit losses	NM	44.9%	52.1%
Weighted average life	1.6 to 20.7 years	0.3 to 22.4 years	0.1 to 21.4 years

	December 31, 2014
		Non-agency-sponsored mortgages (1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests (3)
Discount rate	0.0% to 21.2%	1.1% to 47.1%	1.3% to 19.6%
Weighted average discount rate	8.4%	7.7%	8.2%
Constant prepayment rate	6.0% to 41.4%	2.0% to 100.0%	0.5% to 16.2%
Weighted average constant prepayment rate	15.3%	10.9%	7.2%
Anticipated net credit losses (2)	NM	0.0% to 92.4%	13.7% to 83.8%
Weighted average anticipated net credit losses	NM	51.7%	52.5%
Weighted average life	0.0 to 16.0 years	0.3 to 14.4 years	0.0 to 24.4 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

(3)	Citi Holdings held no subordinated interests in mortgage securitizations as of September 30, 2015 and December 31, 2014.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

		Non-agency-sponsored mortgages (1)
In millions of dollars at September 30, 2015	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,584	$192	$514
Discount rates
Adverse change of 10%	$(62)	$(8)	$(24)
Adverse change of 20%	(122)	(15)	(46)
Constant prepayment rate
Adverse change of 10%	(105)	(3)	(6)
Adverse change of 20%	(202)	(6)	(14)
Anticipated net credit losses
Adverse change of 10%	NM	(6)	(6)
Adverse change of 20%	NM	(11)	(12)

		Non-agency-sponsored mortgages (1)
In millions of dollars at December 31, 2014	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,374	$310	$554
Discount rates
Adverse change of 10%	$(69)	$(7)	$(30)
Adverse change of 20%	(134)	(13)	(57)
Constant prepayment rate
Adverse change of 10%	(93)	(3)	(9)
Adverse change of 20%	(179)	(5)	(18)
Anticipated net credit losses
Adverse change of 10%	NM	(6)	(9)
Adverse change of 20%	NM	(10)	(16)

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)	Citi Holdings held no subordinated interests in mortgage securitizations as of September 30, 2015 and December 31, 2014.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

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
These transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $1.8 billion and $2.1 billion at September 30, 2015 and 2014, respectively. Of these amounts, approximately $1.7 billion and $1.9 billion, respectively, were specific to Citicorp, with the remainder to Citi Holdings as of September 30, 2015 and 2014. The MSRs correspond to principal loan balances of $203 billion and $232 billion as of September 30, 2015 and 2014, respectively. The following tables summarize the changes in capitalized MSRs for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
In millions of dollars	2015	2014
Balance, as of June 30	$1,924	$2,282
Originations	57	52
Changes in fair value of MSRs due to changes in inputs and assumptions	(140)	(11)
Other changes (1)	(79)	(108)
Sale of MSRs	4	(122)
Balance, as of September 30	$1,766	$2,093

	Nine months ended September 30,
In millions of dollars	2015	2014
Balance, beginning of year	$1,845	$2,718
Originations	168	151
Changes in fair value of MSRs due to changes in inputs and assumptions	51	(186)
Other changes (1)	(261)	(333)
Sale of MSRs	(37)	(257)
Balance, as of September 30	$1,766	$2,093

(1)	Represents changes due to customer payments and passage of time.

The fair value of the MSRs is primarily affected by changes in prepayments of mortgages that result from shifts in mortgage interest rates. Specifically, higher interest rates tend to lead to declining prepayments, which causes the fair value of the MSRs to increase. In managing this risk, the Company economically hedges a significant portion of the value of its MSRs through the use of interest rate derivative contracts, forward purchase and sale commitments of mortgage-backed securities and purchased securities all classified as Trading account assets. The Company receives fees during the course of servicing previously securitized mortgages. The amounts of these fees for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions of dollars	2015	2014	2015	2014
Servicing fees	$135	$159	$416	$491
Late fees	4	5	12	20
Ancillary fees	6	11	28	47
Total MSR fees	$145	$175	$456	$558

These fees and changes in MSR fair values are classified in the Consolidated Statement of Income as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. During the three and nine months ended September 30, 2015, Citi transferred non-agency (private-label) securities with an original par value of approximately $141 million and $790 million, respectively, to re-securitization entities, compared to $81 million and $470 million for the three and nine months ended September 30, 2014. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of September 30, 2015, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $436 million (including $97 million related to re-securitization transactions executed in 2015), which has been recorded in Trading account assets. Of this amount, approximately $30 million was related to senior beneficial interests and approximately $406 million was related to subordinated beneficial interests. As of December 31, 2014, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $545 million (including $194 million related to re-securitization transactions executed in 2014). Of this amount, approximately $133 million was related to senior beneficial interests, and approximately $412 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of September 30, 2015 and December 31, 2014 was approximately $4.9 billion and $5.1 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and nine months ended September 30, 2015, Citi transferred agency securities with a fair value of approximately $3.5 billion and $12.4 billion, respectively, to re-securitization entities compared to approximately $5.4 billion and $16.7 billion for the three and nine months ended September 30, 2014.
As of September 30, 2015, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.1 billion (including $1.8 billion related to re-securitization transactions executed in 2015) compared to $1.8 billion as of December 31, 2014 (including $1.5 billion related to re-securitization transactions executed in 2014), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of September 30, 2015 and December 31, 2014 was approximately $63.2 billion and $73.0 billion, respectively.
As of September 30, 2015 and December 31, 2014, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the Company’s internal risk ratings. At September 30, 2015 and December 31, 2014, the conduits had approximately $24.1 billion and $29.2 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $12.2 billion and $13.5 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At September 30, 2015 and December 31, 2014, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 72 and 57 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $2.2 billion and $2.3 billion as of September 30, 2015 and December 31, 2014, respectively. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, the Company invests in commercial paper, including commercial paper issued by the Company's conduits. At September 30, 2015 and December 31, 2014, the Company owned $14.9 billion and $10.6 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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

Key Assumptions and Retained Interests
At September 30, 2015 and December 31, 2014, the key assumptions used to value retained interests in CLOs and CDOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

September 30, 2015
	CDOs	CLOs
Discount rate	45.0% to 49.5%	1.5% to 1.6%

December 31, 2014
	CDOs	CLOs
Discount rate	44.7% to 49.2%	1.4% to 5.0%

	September 30, 2015
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$7	$911
Discount rates
Adverse change of 10%	$—	$(5)
Adverse change of 20%	(1)	(10)

	December 31, 2014
In millions of dollars	CDOs	CLOs
Carrying value of retained interests	$6	$1,549
Discount rates
Adverse change of 10%	$(1)	$(9)
Adverse change of 20%	(2)	(18)

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

Asset-Based Financing
The primary types of Citigroup’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and the Company’s maximum exposure to loss at September 30, 2015 and December 31, 2014 are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	September 30, 2015
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$33,911	$11,203
Corporate loans	665	747
Hedge funds and equities	358	53
Airplanes, ships and other assets	34,777	16,112
Total	$69,711	$28,115

	December 31, 2014
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$26,146	$9,476
Corporate loans	460	473
Hedge funds and equities	—	—
Airplanes, ships and other assets	36,143	15,649
Total	$62,749	$25,598

The following tables summarize selected cash flow information related to asset-based financings for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
In billions of dollars	2015	2014
Proceeds from new securitizations	$0.4	$—
Cash flows received on retained interests and other net cash flows	—	—

	Nine months ended September 30,
In billions of dollars	2015	2014
Proceeds from new securitizations	$0.4	$0.5
Cash flows received on retained interests and other net cash flows	—	0.3

Gains recognized on the securitizations of asset-based financings were $10 million for the three and nine months ended September 30, 2015.

Municipal Securities Tender Option Bond (TOB) Trusts
Municipal TOB trusts may hold fixed- or floating-rate, taxable or tax-exempt securities issued by state and local governments and municipalities. TOB trusts are typically structured as single-issuer entities whose assets are purchased from either the Company or from other investors in the municipal securities market. TOB trusts finance the purchase of their municipal assets by issuing two classes of certificates: long-dated, floating rate certificates (“Floaters”) that are puttable pursuant to a liquidity facility and residual interest certificates (“Residuals”). The Floaters are purchased by third-party investors, typically tax-exempt money market funds. The Residuals are purchased by the original owner of the municipal securities that are being financed.
From the Company’s perspective, there are two types of TOB trusts: customer TOB trusts and non-customer TOB trusts. Customer TOB trusts are those trusts utilized by customers of the Company to finance their municipal securities investments. The Residuals issued by these trusts are purchased by the customer being financed. Non-customer TOB trusts are trusts that are used by the Company to finance its own municipal securities investments; the Residuals issued by non-customer TOB trusts are purchased by the Company.
With respect to both customer and non-customer TOB trusts, the Company may provide remarketing agent services. If Floaters are optionally tendered and the Company, in its role as remarketing agent, is unable to find a new investor to purchase the optionally tendered Floaters within a specified period of time, the Company may, but is not obligated to, purchase the tendered Floaters into its own inventory. The level of the Company’s inventory of such Floaters fluctuates. At September 30, 2015 and December 31, 2014, the Company held $56 million and $3 million, respectively, of Floaters related to customer and non-customer TOB trusts.
For certain customer TOB trusts, the Company may also serve as a voluntary advance provider. In this capacity, the Company may, but is not obligated to, make loan advances to customer TOB trusts to purchase optionally tendered Floaters that have not otherwise been successfully remarketed to new investors. Such loans are secured by pledged Floaters. As of September 30, 2015, the Company had no outstanding voluntary advances to customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At September 30, 2015 and December 31, 2014, approximately $83 million and $198 million, respectively, of the municipal bonds owned by non-customer TOB trusts are subject to a credit guarantee provided by the Company.
The Company also provides liquidity services to many customer and non-customer trusts. If a trust is unwound early due to an event other than a credit event on the underlying municipal bonds, the underlying municipal bonds are sold out of the Trust and bond sale proceeds are used to redeem the outstanding Trust certificates. If this results in a shortfall between the bond sale proceeds and the redemption price of the tendered Floaters, the Company, pursuant to the liquidity agreement, would be obligated to make a payment to the trust to satisfy that shortfall. For certain customer TOB trusts the Company has also executed a reimbursement agreement with the holder of the Residual, pursuant to which the Residual holder is obligated to reimburse the Company for any payment the Company makes under the liquidity arrangement. These reimbursement agreements may be subject to daily margining based on changes in the market value of the underlying municipal bonds. In cases where a third party provides liquidity to a non-customer TOB trust, a similar reimbursement arrangement may be executed, whereby the Company (or a consolidated subsidiary of the Company), as Residual holder, would absorb any losses incurred by the liquidity provider.
For certain other non-customer TOB trusts, the Company serves as tender option provider. The tender option provider arrangement allows Floater holders to put their interests directly to the Company at any time, subject to the requisite notice period requirements, at a price of par.
At September 30, 2015 and December 31, 2014, liquidity agreements provided with respect to customer TOB trusts totaled $3.1 billion and $3.7 billion, respectively, of which $2.3 billion and $2.6 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
The Company considers both customer and non-customer TOB trusts to be VIEs. Customer TOB trusts are not consolidated by the Company, as the power to direct the activities that most significantly impact the trust’s economic performance rests with the customer Residual holder, which may unilaterally cause the sale of the trust’s bonds.
Non-customer TOB trusts generally are consolidated because the Company holds the Residual interest, and thus has the unilateral power to cause the sale of the trust’s bonds.
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $8.1 billion and $7.4 billion as of September 30, 2015 and December 31, 2014, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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
The proceeds from new securitizations related to the Company’s client intermediation transactions for the three and nine months ended September 30, 2015 totaled approximately $0.4 billion and $1.2 billion, respectively, compared to $0.5 billion and $1.7 billion for the three and nine months ended September 30, 2014.

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

Information pertaining to Citigroup’s derivative activity, based on notional amounts, as of September 30, 2015 and December 31, 2014, is presented in the table below. Derivative notional amounts are reference amounts from which contractual payments are derived and do not represent a complete and accurate measure of Citi’s exposure to derivative transactions. Rather, as discussed above, Citi’s derivative exposure arises primarily from market fluctuations (i.e., market risk), counterparty failure (i.e., credit risk) and/or periods of high volatility or financial stress (i.e., liquidity risk), as well as any market valuation adjustments that may be required on the transactions. Moreover, notional amounts do not reflect the netting of offsetting trades (also as discussed above). For example, if Citi enters into an interest rate swap with $100 million notional, and offsets this risk with an identical but opposite position with a different counterparty, $200 million in derivative notionals is reported, although these offsetting positions may result in de minimus overall market risk. Aggregate derivative notional amounts can fluctuate from period to period in the normal course of business based on Citi’s market share, levels of client activity and other factors.

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Interest rate contracts
Swaps	$179,366	$163,348	$24,197,468	$31,906,549	$31,024	$31,945
Futures and forwards	—	—	8,385,914	7,044,990	38,226	42,305
Written options	—	—	2,979,791	3,311,751	3,141	3,913
Purchased options	—	—	2,901,225	3,171,056	4,495	4,910
Total interest rate contract notionals	$179,366	$163,348	$38,464,398	$45,434,346	$76,886	$83,073
Foreign exchange contracts
Swaps	$26,212	$25,157	$4,622,283	$4,567,977	$23,754	$23,990
Futures, forwards and spot(4)	65,741	73,219	2,799,499	3,003,295	5,090	7,069
Written options	204	—	1,389,887	1,343,520	—	432
Purchased options	204	—	1,402,117	1,363,382	—	432
Total foreign exchange contract notionals	$92,361	$98,376	$10,213,786	$10,278,174	$28,844	$31,923
Equity contracts
Swaps	$—	$—	$174,378	$131,344	$—	$—
Futures and forwards	—	—	34,718	30,510	—	—
Written options	—	—	406,820	305,627	—	—
Purchased options	—	—	402,736	275,216	—	—
Total equity contract notionals	$—	$—	$1,018,652	$742,697	$—	$—
Commodity and other contracts
Swaps	$—	$—	$74,925	$90,817	$—	$—
Futures and forwards	959	1,089	106,114	106,021	—	—
Written options	—	—	99,148	104,581	—	—
Purchased options	—	—	88,192	95,567	—	—
Total commodity and other contract notionals	$959	$1,089	$368,379	$396,986	$—	$—
Credit derivatives(5)
Protection sold	$—	$—	$1,175,657	$1,063,858	$—	$—
Protection purchased	—	—	1,200,249	1,100,369	22,298	16,018
Total credit derivatives	$—	$—	$2,375,906	$2,164,227	$22,298	$16,018
Total derivative notionals	$272,686	$262,813	$52,441,121	$59,016,430	$128,028	$131,014

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $2,608 million and $3,752 million at September 30, 2015 and December 31, 2014, respectively.

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

(4)
Foreign exchange notional contracts include spot contract notionals of $830 billion and $849 billion at September 30, 2015 and December 31, 2014, respectively. Previous presentations of foreign exchange derivative notional contracts did not include spot contracts. There was no impact to the Consolidated Financial Statements related to this updated presentation.

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

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amounts permitted under ASC 210-20-45 and ASC 815-10-45, as of September 30, 2015 and December 31, 2014. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral. The tables also include amounts that are not permitted to be offset under ASC 210-20-45 and ASC 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at September 30, 2015	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$4,986	$265	$2,506	$363
Cleared	663	1,165	—	—
Interest rate contracts	$5,649	$1,430	$2,506	$363
Over-the-counter	$3,117	$1,004	$49	$710
Foreign exchange contracts	$3,117	$1,004	$49	$710
Total derivative instruments designated as ASC 815 hedges	$8,766	$2,434	$2,555	$1,073
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$310,616	$294,324	$199	$—
Cleared	164,984	165,753	316	288
Exchange traded	61	48	—	—
Interest rate contracts	$475,661	$460,125	$515	$288
Over-the-counter	$145,276	$150,609	$—	$90
Cleared	157	190	—	—
Exchange traded	36	72	—	—
Foreign exchange contracts	$145,469	$150,871	$—	$90
Over-the-counter	$21,769	$26,394	$—	$—
Cleared	13	14	—	—
Exchange traded	5,426	5,361	—	—
Equity contracts	$27,208	$31,769	$—	$—
Over-the-counter	$15,404	$18,451	$—	$—
Exchange traded	2,201	3,844	—	—
Commodity and other contracts	$17,605	$22,295	$—	$—
Over-the-counter	$32,292	$31,510	$744	$232
Cleared	5,233	5,330	65	247
Credit derivatives(4)	$37,525	$36,840	$809	$479
Total derivatives instruments not designated as ASC 815 hedges	$703,468	$701,900	$1,324	$857
Total derivatives	$712,234	$704,334	$3,879	$1,930
Cash collateral paid/received(5)(6)	$8,515	$9,751	$—	$30
Less: Netting agreements(7)	(609,402)	(609,402)	—	—
Less: Netting cash collateral received/paid(8)	(50,476)	(42,435)	(1,737)	(78)
Net receivables/payables included on the consolidated balance sheet(9)	$60,871	$62,248	$2,142	$1,882
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(774)	$(2)	$—	$—
Less: Non-cash collateral received/paid	(10,335)	(5,795)	(521)	—
Total net receivables/payables(9)	$49,762	$56,451	$1,621	$1,882

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $18,102 million related to protection purchased and $19,423 million related to protection sold as of September 30, 2015. The credit derivatives trading liabilities comprise $19,476 million related to protection purchased and $17,364 million related to protection sold as of September 30, 2015.

(5)
For the trading account assets/liabilities, reflects the net amount of the $50,950 million and $60,227 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $42,435 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $50,476 million was used to offset trading derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative liabilities, this is the net amount of $78 million of the gross cash collateral paid, of which $78 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,767 million the gross cash collateral received, of which $1,737 million is netted against OTC non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $440 billion, $164 billion and $5 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(9)
The net receivables/payables include approximately $12 billion of derivative asset and $11 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

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

For the three and nine months ended September 30, 2015 and 2014, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income for the three and nine months ended September 30, 2015 and 2014 related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Interest rate contracts	$163	$(4)	$127	$(201)
Foreign exchange	(19)	(42)	(65)	9
Credit derivatives	536	38	607	(196)
Total Citigroup	$680	$(8)	$669	$(388)

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
Alternatively, for management hedges that do not meet the ASC 815 hedging criteria, the derivative is recorded at fair value on the balance sheet, with the associated changes in fair value recorded in earnings, while the debt continues to be carried at amortized cost. Therefore, current earnings are affected only by the interest rate shifts and other factors that cause a change in the swap’s value. This type of hedge is undertaken when hedging requirements cannot be achieved or management decides not to apply ASC 815 hedge accounting.
Another alternative is to elect to carry the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt is reported in earnings. The related interest rate swap, with changes in fair value, is also reflected in earnings, which provides a natural offset to the debt’s fair value change. To the extent the two offsets are not exactly equal because the full change in the fair value of the debt includes risks not offset by the interest rate swap, the difference is captured in current earnings.
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

Fair Value Hedges

Hedging of benchmark interest rate risk
Citigroup hedges exposure to changes in the fair value of outstanding fixed-rate issued debt. These hedges are designated as fair value hedges of the benchmark interest rate risk associated with the currency of the hedged liability. The fixed cash flows of the hedged items are converted to benchmark variable-rate cash flows by entering into receive-fixed, pay-variable interest rate swaps. These fair value hedge relationships use either regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.
Citigroup also hedges exposure to changes in the fair value of fixed-rate assets due to changes in benchmark interest rates, including available-for-sale debt securities and loans. The hedging instruments used are receive-variable, pay-fixed interest rate swaps. These fair value hedging relationships use either regression or dollar-offset ratio analysis to assess whether the hedging relationships are highly effective at inception and on an ongoing basis.

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

The following table summarizes the gains (losses) on the Company’s fair value hedges for the three and nine months ended September 30, 2015 and 2014:

	Gains (losses) on fair value hedges(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$1,111	$(330)	$72	$278
Foreign exchange contracts	(311)	780	1,093	1,110
Commodity contracts	(110)	47	(69)	(56)
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$690	$497	$1,096	$1,332
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(1,113)	$371	$(115)	$(283)
Foreign exchange hedges	304	(789)	(1,081)	(1,157)
Commodity hedges	109	(20)	81	86
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(700)	$(438)	$(1,115)	$(1,354)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$(1)	$44	$(42)	$(2)
Foreign exchange hedges	(24)	(11)	(41)	(11)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(25)	$33	$(83)	$(13)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(1)	$(3)	$(1)	$(3)
Foreign exchange contracts(2)	17	2	53	(36)
Commodity hedges(2)	(1)	27	12	30
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$15	$26	$64	$(9)

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

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

The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and nine months ended September 30, 2015 and 2014 is not significant. The pretax change in Accumulated other comprehensive income (loss) from cash flow hedges is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$357	$(70)	$594	$153
Foreign exchange contracts	(98)	1	(258)	(56)
Credit derivatives	—	—	—	2
Total effective portion of cash flow hedges included in AOCI	$259	$(69)	$336	$99
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(28)	$(84)	$(148)	$(218)
Foreign exchange contracts	(35)	(30)	(112)	(114)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(63)	$(114)	$(260)	$(332)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, the changes in the fair value of the hedging derivative remaining in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from Accumulated other comprehensive income (loss) within 12 months of September 30, 2015 is approximately $0.3 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within Accumulated other comprehensive income (loss), related to the effective portion of the net investment hedges, is $1,842 million and $2,599 million for the three and nine months ended September 30, 2015 and $2,020 million and $402 million for the three and nine months ended September 30, 2014, respectively.

Credit Derivatives
Citi is a market maker and trades a range of credit derivatives. Through these contracts, Citi either purchases or writes protection on either a single name or a portfolio of reference credits. Citi also uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions, and to facilitate client transactions.

Citi monitors its counterparty credit risk in credit derivative contracts. As of September 30, 2015 and December 31, 2014, approximately 98% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
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

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form as of September 30, 2015 and December 31, 2014:

	Fair values		Notionals
In millions of dollars at September 30, 2015	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$19,377	$17,499	$579,175	$574,608
Broker-dealers	6,382	6,690	174,590	171,430
Non-financial	125	155	4,311	2,213
Insurance and other financial institutions	12,450	12,975	464,471	427,406
Total by industry/counterparty	$38,334	$37,319	$1,222,547	$1,175,657
By instrument
Credit default swaps and options	$37,842	$36,782	$1,203,305	$1,168,598
Total return swaps and other	492	537	19,242	7,059
Total by instrument	$38,334	$37,319	$1,222,547	$1,175,657
By rating
Investment grade	$15,679	$15,297	$926,912	$888,780
Non-investment grade	22,655	22,022	295,635	286,877
Total by rating	$38,334	$37,319	$1,222,547	$1,175,657
By maturity
Within 1 year	$2,688	$2,124	$246,395	$239,578
From 1 to 5 years	30,243	29,810	842,684	808,865
After 5 years	5,403	5,385	133,468	127,214
Total by maturity	$38,334	$37,319	$1,222,547	$1,175,657

(1)	The fair value amount receivable is composed of $18,911 million under protection purchased and $19,423 million under protection sold.

(2)	The fair value amount payable is composed of $19,955 million under protection purchased and $17,364 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2014	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$24,828	$23,189	$574,764	$604,700
Broker-dealers	8,093	9,309	204,542	199,693
Non-financial	91	113	3,697	1,595
Insurance and other financial institutions	10,784	11,374	333,384	257,870
Total by industry/counterparty	$43,796	$43,985	$1,116,387	$1,063,858
By instrument
Credit default swaps and options	$42,930	$42,201	$1,094,199	$1,054,671
Total return swaps and other	866	1,784	22,188	9,187
Total by instrument	$43,796	$43,985	$1,116,387	$1,063,858
By rating
Investment grade	$17,432	$17,182	$824,831	$786,848
Non-investment grade	26,364	26,803	291,556	277,010
Total by rating	$43,796	$43,985	$1,116,387	$1,063,858
By maturity
Within 1 year	$4,356	$4,278	$250,489	$229,502
From 1 to 5 years	34,692	35,160	790,251	772,001
After 5 years	4,748	4,547	75,647	62,355
Total by maturity	$43,796	$43,985	$1,116,387	$1,063,858

(1)	The fair value amount receivable is composed of $18,708 million under protection purchased and $25,088 million under protection sold.

(2)	The fair value amount payable is composed of $26,527 million under protection purchased and $17,458 million under protection sold.

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

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at both September 30, 2015 and December 31, 2014 was $25 billion and $30 billion, respectively. The Company had posted $22 billion and $27 billion as collateral for this exposure in the normal course of business as of September 30, 2015 and December 31, 2014, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank, N.A. were downgraded a single notch by all three major rating agencies as of September 30, 2015, the Company could be required to post an additional $2.1 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2.2 billion.

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
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for by the Company as a sale, where the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed in contemplation of the initial sale with the same counterparty and still outstanding as of September 30, 2015, both the asset carrying amounts derecognized and gross cash proceeds received as of the date of derecognition were $2.1 billion. At September 30, 2015, the fair value of these previously derecognized assets was $2.0 billion and the fair value of the total return swaps was $6 million recorded as gross derivative assets and $94 million recorded as gross derivative liabilities. The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

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
Under ASC 820-10, the probability of default of a counterparty is factored into the valuation of derivative and other positions as well as the impact of Citigroup’s own credit risk on derivatives and other liabilities measured at fair value.

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

Determination of Fair Value
For assets and liabilities carried at fair value, the Company measures fair value using the procedures set out below, irrespective of whether the assets and liabilities are measured at fair value as a result of an election or whether they are required to be measured at fair value.
When available, the Company uses quoted market prices to determine fair value and classifies such items as Level 1. In some cases where a market price is available, the Company will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified as Level 2.
The Company may also apply a price-based methodology, which utilizes, where available, quoted prices or other market information obtained from recent trading activity in positions with the same or similar characteristics to the position being valued. The market activity and the amount of the bid-ask spread are among the factors considered in determining the liquidity of markets and the observability of prices from those markets. If relevant and observable prices are available, those valuations may be classified as Level 2. When less liquidity exists for a security or loan, a quoted price is stale, a significant adjustment to the price of a similar security is necessary to reflect differences in the terms of the actual security or loan being valued or prices from independent sources are insufficient to corroborate the valuation, the “price” inputs are considered unobservable and the fair value measurements are classified as Level 3.
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
Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy in an effort to ensure that the fair value reflects the price at which the net open risk position could be liquidated. The liquidity adjustment is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity adjustment may be adjusted to take into account the size of the position.
Credit valuation adjustments (CVA) and, effective in the third quarter of 2014, funding valuation adjustments (FVA), are applied to over-the-counter (OTC) derivative instruments in which the base valuation generally discounts expected cash flows using the relevant base interest rate curve for the currency of the derivative (e.g., LIBOR for uncollateralized U.S.-dollar derivatives). As not all counterparties have the same credit risk as that implied by the relevant base curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and Citi’s own credit risk in the valuation. FVA reflects a market funding risk premium inherent in the uncollateralized portion of derivative portfolios, and in collateralized derivatives where the terms of the agreement do not permit the reuse of the collateral received.
Citi’s CVA methodology is composed of two steps. First, the credit exposure profile for each counterparty is determined using the terms of all individual derivative positions and a Monte Carlo simulation or other quantitative analysis to generate a series of expected cash flows at future points in time. The calculation of this exposure profile considers the effect of credit risk mitigants, including pledged cash or other collateral and any legal right of offset that exists with a counterparty through arrangements such as netting agreements. Individual derivative contracts that are subject to an enforceable master netting agreement with a counterparty are aggregated as a netting set for this purpose, since it is those aggregate net cash flows that are subject to nonperformance risk. This process identifies specific, point-in-time future cash flows that are subject to nonperformance risk, rather than using the current recognized net asset or liability as a basis to measure the CVA. Second, market-based views of default probabilities derived from observed credit spreads in the credit default swap
(CDS) market are applied to the expected future cash flows
determined in step one. Citi’s own-credit CVA is determined
using Citi-specific CDS spreads for the relevant tenor.
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

The table below summarizes the CVA and FVA applied to the fair value of derivative instruments for the periods indicated:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	September 30, 2015	December 31, 2014
Counterparty CVA	$(1,715)	$(1,853)
Asset FVA	(643)	(518)
Citigroup (own-credit) CVA	681	580
Liability FVA	108	19
Total CVA—derivative instruments (1)	$(1,569)	$(1,772)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Counterparty CVA	$(32)	$(24)	$(191)	$46
Asset FVA	(177)	(480)	(125)	(480)
Own-credit CVA	97	15	81	(71)
Liability FVA	44	6	89	6
Total CVA—derivative instruments	$(68)	$(483)	$(146)	$(499)
DVA related to own FVO liabilities	$264	$112	$582	$102
Total CVA and DVA (1)	$196	$(371)	$436	$(397)

(1)	FVA is included with CVA for presentation purposes.

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

Securities purchased under agreements to resell and securities sold under agreements to repurchase
No quoted prices exist for these instruments, so fair value is determined using a discounted cash-flow technique. Cash flows are estimated based on the terms of the contract, taking into account any embedded derivative or other features. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Generally, when such instruments are recorded at fair value, they are classified within Level 2 of the fair value hierarchy, as the inputs used in the valuation are readily observable. However, certain long-dated positions are classified within Level 3 of the fair value hierarchy.

Trading account assets and liabilities—trading securities and trading loans
When available, the Company uses quoted market prices in active markets to determine the fair value of trading securities; such items are classified as Level 1 of the fair value hierarchy. Examples include government securities and exchange-traded equity securities.
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
When the Company’s principal market for a portfolio of loans is the securitization market, the Company uses the securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of a hypothetical securitization in the current market, adjusted for transformation costs (i.e., direct costs other than transaction costs) and securitization uncertainties such as market conditions and liquidity. As a result of the severe reduction in the level of activity in certain securitization markets since the second half of 2007, observable securitization prices for certain directly comparable portfolios of loans have not been readily available. Therefore, such portfolios of loans are generally classified as Level 3 of the fair value hierarchy. However, for other loan securitization markets, such as commercial real estate loans, price verification of the hypothetical securitizations has been possible, since these markets have remained active. Accordingly, this loan portfolio is classified as Level 2 of the fair value hierarchy.

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
As referenced above, during the third quarter of 2014, Citi incorporated FVA into the fair value measurements due to what it believes to be an industry migration toward incorporating the market’s view of funding risk premium in OTC derivatives. The charge incurred in connection with the implementation of FVA was reflected in Principal transactions as a change in accounting estimate. Citi’s FVA methodology leverages the existing CVA methodology to estimate a funding exposure profile. The calculation of this exposure profile considers collateral agreements where the terms do not permit the firm to reuse the collateral received, including where counterparties post collateral to third-party custodians.

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

Investments
The investments category includes available-for-sale debt and marketable equity securities whose fair values are generally determined by utilizing similar procedures described for trading securities above or, in some cases, using vendor pricing as the primary source.
Also included in investments are nonpublic investments in private equity and real estate entities. Determining the fair value of nonpublic securities involves a significant degree of management judgment, as no quoted prices exist and such securities are generally thinly traded. In addition, there may be transfer restrictions on private equity securities. The Company’s process for determining the fair value of such securities utilizes commonly accepted valuation techniques, including comparables analysis. In determining the fair value of nonpublic securities, the Company also considers events such as a proposed sale of the investee company, initial public offerings, equity issuances or other observable transactions.
Private equity securities are generally classified as Level 3 of the fair value hierarchy.
In addition, the Company holds investments in certain alternative investment funds that calculate NAV per share, including hedge funds, private equity funds and real estate funds. Investments in funds are generally classified as non-marketable equity securities carried at fair value. The fair values of these investments are estimated using the NAV per share of the Company’s ownership interest in the funds where it is not probable that the Company will see investment at a price other than the NAV. Consistent with the provisions of ASU No. 2015-07 these investments have not been categorized with the fair value hierarchy and included in the tables below. See Note 13 to the Consolidated Financial Statements for additional information.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables.

Fair Value Levels

In millions of dollars at September 30, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$173,674	$1,415	$175,089	$(31,615)	$143,474
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$26,101	$652	$26,753	$—	$26,753
Residential	—	1,374	2,025	3,399	—	3,399
Commercial	—	2,565	222	2,787	—	2,787
Total trading mortgage-backed securities	$—	$30,040	$2,899	$32,939	$—	$32,939
U.S. Treasury and federal agency securities	$25,096	$2,664	$3	$27,763	$—	$27,763
State and municipal	—	3,547	277	3,824	—	3,824
Foreign government	38,226	19,365	85	57,676	—	57,676
Corporate	47	17,574	391	18,012	—	18,012
Equity securities	41,705	3,192	3,284	48,181	—	48,181
Asset-backed securities	—	1,640	3,377	5,017	—	5,017
Other trading assets	1	10,374	2,288	12,663	—	12,663
Total trading non-derivative assets	$105,075	$88,396	$12,604	$206,075	$—	$206,075
Trading derivatives
Interest rate contracts	$8	$478,443	$2,859	$481,310
Foreign exchange contracts	2	147,457	1,127	148,586
Equity contracts	3,266	22,086	1,856	27,208
Commodity contracts	257	16,479	869	17,605
Credit derivatives	—	34,454	3,071	37,525
Total trading derivatives	$3,533	$698,919	$9,782	$712,234
Cash collateral paid (3)				$8,515
Netting agreements					$(609,402)
Netting of cash collateral received					(50,476)
Total trading derivatives	$3,533	$698,919	$9,782	$720,749	$(659,878)	$60,871
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,080	$114	$36,194	$—	$36,194
Residential	—	7,227	—	7,227	—	7,227
Commercial	—	526	2	528	—	528
Total investment mortgage-backed securities	$—	$43,833	$116	$43,949	$—	$43,949
U.S. Treasury and federal agency securities	$111,139	$11,223	$10	$122,372	$—	$122,372
State and municipal	$—	$9,231	$2,165	$11,396	$—	$11,396
Foreign government	45,463	49,899	243	95,605	—	95,605
Corporate	3,119	12,264	641	16,024	—	16,024
Equity securities	317	67	445	829	—	829
Asset-backed securities	—	9,312	558	9,870	—	9,870
Other debt securities	—	661	10	671	—	671
Non-marketable equity securities(4)	—	53	1,242	1,295	—	1,295
Total investments	$160,038	$136,543	$5,430	$302,011	$—	$302,011

In millions of dollars at September 30, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(5)	$—	$2,858	$2,655	$5,513	$—	$5,513
Mortgage servicing rights	—	—	1,766	1,766	—	1,766
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$160	$9,486	$192	$9,838
Cash collateral paid(6)				—
Netting of cash collateral received					$(1,737)
Non-trading derivatives and other financial assets measured on a recurring basis(7)	$160	$9,486	$192	$9,838	$(1,737)	$8,101
Total assets	$268,806	$1,109,876	$33,844	$1,421,041	$(693,230)	$727,811
Total as a percentage of gross assets(8)	19.0%	78.6%	2.4%
Liabilities
Interest-bearing deposits	$—	$1,262	$458	$1,720	$—	$1,720
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	69,799	1,259	71,058	(31,615)	39,443
Trading account liabilities
Securities sold, not yet purchased	51,802	11,697	234	63,733		63,733
Trading derivatives
Interest rate contracts	8	458,048	3,499	461,555
Foreign exchange contracts	3	151,412	460	151,875
Equity contracts	3,424	26,037	2,308	31,769
Commodity contracts	319	19,260	2,716	22,295
Credit derivatives	—	33,858	2,982	36,840
Total trading derivatives	$3,754	$688,615	$11,965	$704,334
Cash collateral received(9)				$9,751
Netting agreements					$(609,402)
Netting of cash collateral paid					(42,435)
Total trading derivatives	$3,754	$688,615	$11,965	$714,085	$(651,837)	$62,248
Short-term borrowings	$—	$675	$102	$777	$—	$777
Long-term debt	—	18,043	8,195	26,238	—	26,238
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,925	$5	$1,930
Cash collateral received(10)				30
Netting of cash collateral paid					(78)
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,925	$5	$1,960	$(78)	$1,882
Total liabilities	$55,556	$792,016	$22,218	$879,571	$(683,530)	$196,041
Total as a percentage of gross liabilities(8)	6.4%	91.1%	2.6%

(1)
For the three and nine months ended September 30, 2015, the Company transferred assets of approximately $0.2 billion and $1.4 billion from Level 1 to Level 2, respectively, primarily related to foreign government securities not traded in active markets. During the three and nine months ended September 30, 2015, the Company transferred assets of approximately $1.0 billion and $4.1 billion from Level 2 to Level 1, respectively, primarily related to foreign government bonds and equity securities traded with sufficient frequency to constitute a liquid market. During the three and nine months ended September 30, 2015, the Company transferred liabilities of approximately $0.3 billion and $0.6 billion from Level 2 to Level 1. During the three and nine months ended September 30, 2015, there were no material transfers and transfers of approximately $0.1 billion of liabilities from Level 1 to Level 2.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $50,950 million of gross cash collateral paid, of which $42,435 million was used to offset trading derivative liabilities.

(4)
Amounts exclude $1.0 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). See Note 1 to the Consolidated Financial Statements.

(5)	There is no allowance for loan losses recorded for loans reported at fair value.

(6)	Reflects $78 million of gross cash collateral paid, all of which was used to offset non-trading derivative liabilities.

(7)	Includes assets transferred as a result of the announced sale of OneMain Financial. For additional information see Note 2 to the Consolidated Financial Statements.

(8)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(9)	Reflects the net amount of $60,227 million of gross cash collateral received, of which $50,476 million was used to offset trading derivative assets.

(10)	Reflects the net amount of $1,767 million of gross cash collateral received, of which $1,737 million was used to offset non-trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$187,922	$3,398	$191,320	$(47,129)	$144,191
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	25,968	1,085	27,053	—	27,053
Residential	—	2,158	2,680	4,838	—	4,838
Commercial	—	3,903	440	4,343	—	4,343
Total trading mortgage-backed securities	$—	$32,029	$4,205	$36,234	$—	$36,234
U.S. Treasury and federal agency securities	$15,991	$4,483	$—	$20,474	$—	$20,474
State and municipal	—	3,161	241	3,402	—	3,402
Foreign government	37,995	26,736	206	64,937	—	64,937
Corporate	1,337	25,640	820	27,797	—	27,797
Equity securities	51,346	4,281	2,219	57,846	—	57,846
Asset-backed securities	—	1,252	3,294	4,546	—	4,546
Other trading assets	—	9,221	4,372	13,593	—	13,593
Total trading non-derivative assets	$106,669	$106,803	$15,357	$228,829	$—	$228,829
Trading derivatives
Interest rate contracts	$74	$634,318	$4,061	$638,453
Foreign exchange contracts	—	154,744	1,250	155,994
Equity contracts	2,748	19,969	2,035	24,752
Commodity contracts	647	21,850	1,023	23,520
Credit derivatives	—	40,618	2,900	43,518
Total trading derivatives	$3,469	$871,499	$11,269	$886,237
Cash collateral paid(3)				$6,523
Netting agreements					$(777,178)
Netting of cash collateral received(4)					(47,625)
Total trading derivatives	$3,469	$871,499	$11,269	$892,760	$(824,803)	$67,957
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$36,053	$38	$36,091	$—	$36,091
Residential	—	8,355	8	8,363	—	8,363
Commercial	—	553	1	554	—	554
Total investment mortgage-backed securities	$—	$44,961	$47	$45,008	$—	$45,008
U.S. Treasury and federal agency securities	$110,710	$12,974	$6	$123,690	$—	$123,690
State and municipal	$—	$10,519	$2,180	$12,699	$—	$12,699
Foreign government	37,280	52,739	678	90,697	—	90,697
Corporate	1,739	9,746	672	12,157	—	12,157
Equity securities	1,770	274	681	2,725	—	2,725
Asset-backed securities	—	11,957	549	12,506	—	12,506
Other debt securities	—	661	—	661	—	661
Non-marketable equity securities(5)	—	233	1,460	1,693	—	1,693
Total investments	$151,499	$144,064	$6,273	$301,836	$—	$301,836

In millions of dollars at December 31, 2014	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(6)	$—	$2,793	$3,108	$5,901	$—	$5,901
Mortgage servicing rights	—	—	1,845	1,845	—	1,845
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,352	$78	$9,430
Cash collateral paid(7)				123
Netting of cash collateral received(8)					$(1,791)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,352	$78	$9,553	$(1,791)	$7,762
Total assets	$261,637	$1,322,433	$41,328	$1,632,044	$(873,723)	$758,321
Total as a percentage of gross assets(7)	16.1%	81.4%	2.5%
Liabilities
Interest-bearing deposits	$—	$1,198	$486	$1,684	$—	$1,684
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	82,811	1,043	83,854	(47,129)	36,725
Trading account liabilities
Securities sold, not yet purchased	59,463	11,057	424	70,944	—	70,944
Trading account derivatives
Interest rate contracts	77	617,933	4,272	622,282
Foreign exchange contracts	—	158,354	472	158,826
Equity contracts	2,955	26,616	2,898	32,469
Commodity contracts	669	22,872	2,645	26,186
Credit derivatives	—	39,787	3,643	43,430
Total trading derivatives	$3,701	$865,562	$13,930	$883,193
Cash collateral received(8)				$9,846
Netting agreements					$(777,178)
Netting of cash collateral paid(3)					(47,769)
Total trading derivatives	$3,701	$865,562	$13,930	$893,039	$(824,947)	$68,092
Short-term borrowings	$—	$1,152	$344	$1,496	$—	$1,496
Long-term debt	—	18,890	7,290	26,180	—	26,180
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,777	$7	$1,784
Cash collateral received(9)				$7
Netting of cash collateral paid(7)					(15)
Non-trading derivatives and other financial liabilities measured on a recurring basis	—	1,777	7	1,791	(15)	1,776
Total liabilities	$63,164	$982,447	$23,524	$1,078,988	$(872,091)	$206,897
Total as a percentage of gross liabilities(4)	5.9%	91.9%	2.2%

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

(5)
Amounts exclude $1.1 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). See Note 1 to the Consolidated Financial Statements.

(6)	There is no allowance for loan losses recorded for loans reported at fair value.

(7)	Reflects the net amount of $138 million of gross cash collateral paid, of which $15 million was used to offset non-trading derivative liabilities.

(8)	Reflects the net amount of $57,471 million of gross cash collateral received, of which $47,625 million was used to offset trading derivative assets.

(9)	Reflects the net amount of $1,798 million of gross cash collateral received, of which $1,791 million was used to offset non-trading derivative assets.

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2015 and 2014. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,070	$66	$—	$279	$—	$—	$—	$—	$—	$1,415	$1
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$611	$1	$—	$208	$(212)	$166	$—	$(131)	$9	$652	$2
Residential	2,206	37	—	57	(119)	294	—	(450)	—	2,025	1
Commercial	368	3	—	20	(60)	30	—	(139)	—	222	1
Total trading mortgage-backed securities	$3,185	$41	$—	$285	$(391)	$490	$—	$(720)	$9	$2,899	$4
U.S. Treasury and federal agency securities	$—	$—	$—	$1	$—	$2	$—	$—	$—	$3	$—
State and municipal	249	9	—	8	(22)	39	—	(6)	—	277	—
Foreign government	82	(1)	—	25	—	19	—	(40)	—	85	(1)
Corporate	708	(19)	—	53	(177)	94	—	(268)	—	391	(6)
Equity securities	2,741	75	—	148	(52)	438	—	(66)	—	3,284	16
Asset-backed securities	4,236	66	—	53	(109)	827	—	(1,696)	—	3,377	11
Other trading assets	3,098	(45)	—	124	(816)	457	9	(520)	(19)	2,288	27
Total trading non-derivative assets	$14,299	$126	$—	$697	$(1,567)	$2,366	$9	$(3,316)	$(10)	$12,604	$51
Trading derivatives, net(4)
Interest rate contracts	(423)	(205)	—	(1)	2	(5)	—	—	(8)	(640)	(61)
Foreign exchange contracts	391	206	—	(4)	106	102	—	(92)	(42)	667	83
Equity contracts	(355)	272	—	(31)	(108)	172	—	(184)	(218)	(452)	187
Commodity contracts	(1,727)	(166)	—	31	(21)	—	—	—	36	(1,847)	(196)
Credit derivatives	(574)	457	—	52	64	—	—	—	90	89	196
Total trading derivatives, net(4)	$(2,688)	$564	$—	$47	$43	$269	$—	$(276)	$(142)	$(2,183)	$209

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2015
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$96	$—	$(4)	$29	$(68)	$62	$—	$(1)	$—	$114	$(4)
Residential	10	—	—	—	—	—	—	(10)	—	—	—
Commercial	—	—	—	2	—	—	—	—	—	2	—
Total investment mortgage-backed securities	$106	$—	$(4)	$31	$(68)	$62	$—	$(11)	$—	$116	$(4)
U.S. Treasury and federal agency securities	$5	$—	$—	$—	$—	$6	$—	$(1)	$—	$10	$—
State and municipal	2,153	—	11	305	(268)	253	—	(189)	(100)	2,165	(4)
Foreign government	493	—	(7)	3	(156)	74	—	(164)	—	243	—
Corporate	698	—	(38)	4	—	53	—	(75)	(1)	641	(35)
Equity securities	483	—	31	5	—	7	—	(81)	—	445	10
Asset-backed securities	503	—	(8)	45	—	18	—	—	—	558	(5)
Other debt securities	—	—	—	—	—	10	—	—	—	10	—
Non-marketable equity securities	1,238	—	14	1	—	1	—	—	(12)	1,242	18
Total investments	$5,679	$—	$(1)	$394	$(492)	$484	$—	$(521)	$(113)	$5,430	$(20)
Loans	$3,840	$—	$(125)	$—	$(720)	$162	$69	$(121)	$(450)	$2,655	$(7)
Mortgage servicing rights	1,924	—	(131)	—	—	—	55	4	(86)	1,766	(129)
Other financial assets measured on a recurring basis	139	—	78	7	(11)	1	67	(7)	(82)	192	(12)
Liabilities
Interest-bearing deposits	$347	$—	$(108)	$—	$—	$—	$12	$—	$(9)	$458	$(204)
Federal funds purchased and securities loaned or sold under agreements to repurchase	965	(1)	—	—	—	—	—	292	1	1,259	(1)
Trading account liabilities
Securities sold, not yet purchased	257	63	—	66	(9)	—	—	103	(120)	234	(9)
Short-term borrowings	133	(9)	—	4	(3)	—	10	—	(51)	102	(12)
Long-term debt	7,665	194	—	995	(736)	—	679	—	(214)	8,195	(180)
Other financial liabilities measured on a recurring basis	4	—	(1)	2	—	(1)	1	2	(4)	5	1

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,398	$(69)	$—	$279	$(2,856)	$784	$—	$—	$(121)	$1,415	$1
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,085	30	—	690	(1,062)	505	—	(619)	23	652	1
Residential	2,680	243	—	235	(401)	1,423	—	(2,155)	—	2,025	(97)
Commercial	440	16	—	176	(138)	442	—	(714)	—	222	(9)
Total trading mortgage-backed securities	$4,205	$289	$—	$1,101	$(1,601)	$2,370	$—	$(3,488)	$23	$2,899	$(105)
U.S. Treasury and federal agency securities	$—	$—	$—	$1	$—	$2	$—	$—	$—	$3	$—
State and municipal	241	(1)	—	35	(29)	48	—	(17)	—	277	2
Foreign government	206	(4)	—	52	(100)	124	—	(139)	(54)	85	2
Corporate	820	185	—	107	(262)	605	—	(1,053)	(11)	391	24
Equity securities	2,219	29	—	310	(240)	1,180	—	(214)	—	3,284	93
Asset-backed securities	3,294	299	—	623	(224)	3,586	—	(4,201)	—	3,377	74
Other trading assets	4,372	15	—	441	(2,744)	2,089	41	(1,887)	(39)	2,288	34
Total trading non-derivative assets	$15,357	$812	$—	$2,670	$(5,200)	$10,004	$41	$(10,999)	$(81)	$12,604	$124
Trading derivatives, net(4)
Interest rate contracts	$(211)	$(633)	$—	$(137)	$(37)	$13	$—	$166	$199	$(640)	$117
Foreign exchange contracts	778	(218)	—	(5)	25	276	—	(270)	81	667	95
Equity contracts	(863)	594	—	(54)	8	322	—	(324)	(135)	(452)	47
Commodity contracts	(1,622)	(556)	—	214	(11)	—	—	—	128	(1,847)	(361)
Credit derivatives	(743)	335	—	83	72	—	—	(3)	345	89	219
Total trading derivatives, net(4)	$(2,661)	$(478)	$—	$101	$57	$611	$—	$(431)	$618	$(2,183)	$117

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2015
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$38	$—	$(4)	$133	$(113)	$62	$—	$(2)	$—	$114	$(4)
Residential	8	—	(1)	—	—	11	—	(18)	—	—	—
Commercial	1	—	—	4	(3)	—	—	—	—	2	—
Total investment mortgage-backed securities	$47	$—	$(5)	$137	$(116)	$73	$—	$(20)	$—	$116	$(4)
U.S. Treasury and federal agency securities	$6	$—	$—	$—	$—	$6	$—	$(2)	$—	$10	$—
State and municipal	2,180	—	4	464	(506)	652	—	(529)	(100)	2,165	(35)
Foreign government	678	—	41	(5)	(261)	558	—	(498)	(270)	243	—
Corporate	672	—	8	6	(44)	122	—	(88)	(35)	641	(38)
Equity securities	681	—	(55)	12	(10)	7	—	(190)	—	445	10
Asset-backed securities	549	—	(28)	45	(58)	51	—	(1)	—	558	(6)
Other debt securities	—	—	—	—	—	10	—	—	—	10	—
Non-marketable equity securities	1,460	—	4	76	6	5	—	(53)	(256)	1,242	74
Total investments	$6,273	$—	$(31)	$735	$(989)	$1,484	$—	$(1,381)	$(661)	$5,430	$1
Loans	$3,108	$—	$(199)	$689	$(805)	$736	$432	$(496)	$(810)	$2,655	$16
Mortgage servicing rights	1,845	—	62	—	—	—	165	(37)	(269)	1,766	(390)
Other financial assets measured on a recurring basis	78	—	94	87	(18)	4	165	(21)	(197)	192	453
Liabilities
Interest-bearing deposits	$486	$—	$(7)	$—	$—	$—	$12	$—	$(47)	$458	$(250)
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,043	(24)	—	—	—	—	—	285	(93)	1,259	—
Trading account liabilities
Securities sold, not yet purchased	424	41	—	263	(196)	—	—	260	(476)	234	(22)
Short-term borrowings	344	1	—	21	(18)	—	59	—	(303)	102	(15)
Long-term debt	7,290	562	—	2,081	(2,774)	—	3,080	—	(920)	8,195	(230)
Other financial liabilities measured on a recurring basis	7	—	(8)	2	(4)	(3)	3	2	(10)	5	—

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and Accumulated other comprehensive income (loss) for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at September 30, 2015.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,363	$116	$—	$—	$—	$—	$—	$—	$—	$3,479	$130
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	$697	$22	$—	$217	$(145)	$97	$6	$(89)	$(16)	$789	$18
Residential	2,610	63	—	86	(77)	197	—	(389)	—	2,490	(4)
Commercial	409	7	—	84	(58)	288	—	(176)	—	554	(4)
Total trading mortgage-backed securities	$3,716	$92	$—	$387	$(280)	$582	$6	$(654)	$(16)	$3,833	$10
U.S. Treasury and federal agency securities	$—	$—	$—	$—	$—	$7	$—	$—	$—	$7	$—
State and municipal	242	7	—	4	(1)	15	—	(16)	—	251	6
Foreign government	465	(40)	—	31	(64)	212	—	(241)	22	385	(13)
Corporate	1,262	83	—	141	(104)	471	—	(685)	46	1,214	(42)
Equity securities	1,863	(2)	—	123	(35)	119	—	(113)	—	1,955	34
Asset-backed securities	3,376	394	—	37	(56)	1,219	—	(1,619)	—	3,351	33
Other trading assets	4,016	56	—	809	(607)	1,693	—	(917)	(311)	4,739	(34)
Total trading non-derivative assets	$14,940	$590	$—	$1,532	$(1,147)	$4,318	$6	$(4,245)	$(259)	$15,735	$(6)
Trading derivatives, net(4)
Interest rate contracts	17	76	—	(194)	7	52	—	(52)	32	(62)	94
Foreign exchange contracts	847	8	—	7	(73)	3	—	(1)	(14)	777	43
Equity contracts	(893)	8	—	(171)	143	124	—	(55)	(215)	(1,059)	(235)
Commodity contracts	(1,229)	(388)	—	—	(27)	—	—	—	97	(1,547)	(228)
Credit derivatives	(199)	(222)	—	(16)	(89)	—	—	—	(7)	(533)	(264)
Total trading derivatives, net(4)	$(1,457)	$(518)	$—	$(374)	$(39)	$179	$—	$(108)	$(107)	$(2,424)	$(590)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Jun. 30, 2014	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sep. 30, 2014
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$163	$—	$2	$18	$(83)	$—	$—	$(7)	$(1)	$92	$—
Residential	17	—	—	1	—	—	—	(5)	—	13	—
Commercial	7	—	—	—	(4)	7	—	—	—	10	2
Total investment mortgage-backed securities	$187	$—	$2	$19	$(87)	$7	$—	$(12)	$(1)	$115	$2
U.S. Treasury and federal agency securities	$7	$—	$—	$—	$—	$—	$—	$(1)	$—	$6	$—
State and municipal	2,102	—	37	67	(69)	540	—	(393)	—	2,284	6
Foreign government	615	—	(8)	—	(63)	294	—	(198)	(20)	620	(9)
Corporate	512	—	(18)	4	(136)	23	—	(147)	124	362	(4)
Equity securities	826	—	18	6	(7)	2	—	(84)	—	761	(23)
Asset-backed securities	1,739	—	4	—	(2)	—	—	—	(1,157)	584	(39)
Other debt securities	48	—	—	—	—	66	—	(49)	—	65	—
Non-marketable equity securities	2,495	—	(1)	—	—	53	—	(32)	(430)	2,085	42
Total investments	$8,531	$—	$34	$96	$(364)	$985	$—	$(916)	$(1,484)	$6,882	$(25)
Loans	$3,310	$—	$(31)	$8	$—	$287	$19	$(513)	$(132)	$2,948	$2
Mortgage servicing rights	2,282	—	(18)	—	—	—	53	(125)	(99)	2,093	(18)
Other financial assets measured on a recurring basis	201	—	14	(83)	—	—	35	(1)	(58)	108	(2)
Liabilities
Interest-bearing deposits	$909	$—	$184	$—	$(12)	$—	$117	$—	$(25)	$805	$20
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,032	13	—	—	—	—	—	117	(102)	1,034	5
Trading account liabilities
Securities sold, not yet purchased	472	(1)	—	19	(40)	—	—	149	(233)	368	(11)
Short-term borrowings	129	—	—	1	—	—	23	—	(52)	101	(8)
Long-term debt	7,847	520	—	476	(760)	—	1,419	—	(904)	7,558	215
Other financial liabilities measured on a recurring basis	6	—	(2)	—	—	—	—	—	(1)	7	(1)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,566	$37	$—	$67	$(8)	$75	$—	$—	$(258)	$3,479	$153
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,094	120	—	594	(743)	358	13	(606)	(41)	789	27
Residential	2,854	380	—	239	(359)	1,877	—	(2,501)	—	2,490	108
Commercial	256	18	—	160	(120)	524	—	(284)	—	554	1
Total trading mortgage-backed securities	$4,204	$518	$—	$993	$(1,222)	$2,759	$13	$(3,391)	$(41)	$3,833	$136
U.S. Treasury and federal agency securities	$—	$3	$—	$—	$—	$7	$—	$(3)	$—	$7	$—
State and municipal	222	11	—	149	(105)	33	—	(59)	—	251	(17)
Foreign government	416	(56)	—	117	(166)	571	—	(519)	22	385	18
Corporate	1,835	1	—	394	(444)	1,742	—	(2,353)	39	1,214	19
Equity securities	1,057	(215)	—	159	(95)	1,305	—	(256)	—	1,955	22
Asset-backed securities	4,342	1,002	—	120	(284)	2,921	—	(4,750)	—	3,351	246
Other trading assets	3,184	137	—	1,840	(1,786)	4,568	—	(2,827)	(377)	4,739	(14)
Total trading non-derivative assets	$15,260	$1,401	$—	$3,772	$(4,102)	$13,906	$13	$(14,158)	$(357)	$15,735	$410
Trading derivatives, net(4)
Interest rate contracts	$839	$(508)	$—	$(42)	$(117)	$94	$—	$(150)	$(178)	$(62)	$(11)
Foreign exchange contracts	695	105	—	28	(43)	4	—	(2)	(10)	777	67
Equity contracts	(858)	250	—	(762)	473	386	—	(192)	(356)	(1,059)	(402)
Commodity contracts	(1,393)	(140)	—	25	(35)	—	—	—	(4)	(1,547)	(9)
Credit derivatives	(274)	(449)	—	(100)	(134)	103	—	(3)	324	(533)	(196)
Total trading derivatives, net(4)	$(991)	$(742)	$—	$(851)	$144	$587	$—	$(347)	$(224)	$(2,424)	$(551)
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$187	$—	$47	$53	$(137)	$17	$—	$(73)	$(2)	$92	$(3)
Residential	102	—	33	31	(1)	17	—	(169)	—	13	—
Commercial	—	—	—	4	(4)	10	—	—	—	10	2
Total investment mortgage-backed securities	$289	$—	$80	$88	$(142)	$44	$—	$(242)	$(2)	$115	$(1)
U.S. Treasury and federal agency securities	$8	$—	$—	$—	$—	$—	$—	$(2)	$—	$6	$—
State and municipal	1,643	—	102	784	(534)	1,038	—	(749)	—	2,284	72
Foreign government	344	—	(13)	182	(105)	623	—	(305)	(106)	620	(2)
Corporate	285	—	(5)	22	(137)	289	—	(196)	104	362	(8)
Equity securities	815	—	30	18	(19)	8	—	(91)	—	761	(1)
Asset-backed securities	1,960	—	15	—	(44)	55	—	(97)	(1,305)	584	—
Other debt securities	50	—	(1)	—	—	116	—	(50)	(50)	65	—
Non-marketable equity securities	2,508	—	127	67	—	416	—	(291)	(742)	2,085	120
Total investments	$7,902	$—	$335	$1,161	$(981)	$2,589	$—	$(2,023)	$(2,101)	$6,882	$180

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2013	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Sept. 30, 2014
Loans	$4,143	$—	$(183)	$92	$6	$553	$84	$(630)	$(1,117)	$2,948	$17
Mortgage servicing rights	2,718	—	(233)	—	—	—	165	(260)	(297)	2,093	(216)
Other financial assets measured on a recurring basis	181	—	39	(83)	—	1	122	(10)	(142)	108	(20)
Liabilities
Interest-bearing deposits	$890	$—	$94	$—	$(12)	$—	$117	$—	$(96)	$805	$(31)
Federal funds purchased and securities loaned or sold under agreements to repurchase	902	4	—	54	—	78	—	106	(102)	1,034	(18)
Trading account liabilities
Securities sold, not yet purchased	590	14	—	68	(91)	—	—	443	(628)	368	(19)
Short-term borrowings	29	(31)	—	81	—	8	24	—	(72)	101	(15)
Long-term debt	7,621	139	49	2,089	(2,998)	—	3,365	—	(2,331)	7,558	(205)
Other financial liabilities measured on a recurring basis	10	—	(3)	4	—	(1)	1	(3)	(7)	7	(1)

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
Level 3 Fair Value Rollforward

For the period June 30, 2015 to September 30, 2015, there were no significant Level 3 transfers.

The following were the significant Level 3 transfers for the period December 31, 2014 to September 30, 2015:

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

•
Transfers of U.S. government-sponsored agency guaranteed MBS in Trading account assets of $1 billion from Level 3 to Level 2 primarily related to increased observability due to an increase in market trading activity.

•	Transfers of other trading assets of $2.7 billion from Level 3 to Level 2 primarily related to trading loans for which there was increased volume of and transparency into market quotations.

•
Transfers of Long-term debt of $2.1 billion from Level 2 to Level 3, and of $2.8 billion from Level 3 to Level 2, mainly related to structured debt, reflecting certain unobservable inputs becoming less significant and certain underlying market inputs being more observable.

For the period June 30, 2014 to September 30, 2014, there were no significant Level 3 transfers.

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

Valuation Techniques and Inputs for Level 3 Fair Value Measurements
The Company’s Level 3 inventory consists of both cash securities and derivatives of varying complexitity. The valuation methodologies used to measure the fair value of these positions include discounted cash flow analyses, internal models and comparative analysis. A position is classified within Level 3 of the fair value hierarchy when at least one input is unobservable and is considered significant to its valuation. The specific reason an input is deemed unobservable varies. For example, at least one significant input to the pricing model is not observable in the market, at least one significant input has been adjusted to make it more representative of the position being valued, or the price quote available does not reflect sufficient trading activities.

The following tables present the valuation techniques covering the majority of Level 3 inventory and the most significant unobservable inputs used in Level 3 fair value measurements as of September 30, 2015 and December 31, 2014. Differences between this table and amounts presented in the Level 3 Fair Value Rollforward table represent individually immaterial items that have been measured using a variety of valuation techniques other than those listed.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of September 30, 2015	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,330	Model-based	Credit - IR correlation	(24.00)%	(1.00)%	(9.71)%
			Interest rate	1.65%	5.00%	4.55%
Mortgage-backed securities	$1,915	Price-based	Price	$4.25	$108.10	$85.93
	1,048	Yield analysis	Yield	1.26%	22.62%	5.57%
State and municipal, foreign government, corporate and other debt securities	$3,742	Price-based	Price	$—	$128.66	$77.31
	1,639	Cash flow	Credit spread	20 bps	600 bps	217 bps
Equity securities(5)	$3,227	Price-based	Price (5)	$—	$106.42	$99.82
	433	Cash flow	Yield	5.00%	7.00%	5.99%
			WAL	0.60 years	4.57 years	2.59 years
Asset-backed securities	$3,481	Price-based	Price	$5.50	$100.18	$70.37
Non-marketable equity	$693	Comparables analysis	EBITDA multiples	4.80x	11.40x	9.78x
	440	Price-based	PE ratio	9.10x	9.10x	9.10x
			Discount to price	—%	90.00%	12.36%
			Price-to-book ratio	1.0x	1.69x	1.56x
			Price	$—	$3,433.00	$185.93
Derivatives—Gross(6)
Interest rate contracts (gross)	$6,247	Model-based	IR lognormal volatility	35.04%	60.28%	38.19%
			Mean reversion	(9.29)%	20.00%	1.85%
			IR-IR correlation	(51.00)%	90.00%	74.92%
Foreign exchange contracts (gross)	$1,272	Model-based	Foreign exchange (FX) volatility	0.75%	28.04%	16.73%
	276	Cash flow	Interest rate	0.88%	7.00%	6.90%
			Forward price	39.60%	219.40%	103.81%
			IR-IR correlation	(51.00)%	80.87%	34.75%
			Credit spread	10 bps	577 bps	297 bps
			IR-FX correlation	(18.62)%	60.00%	49.01%

As of September 30, 2015	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Equity contracts (gross)(7)	$3,646	Model-based	Equity volatility	10.00%	78.68%	25.71%
	511	Price-based	Equity forward	82.25%	119.02%	95.95%
			Forward price	85.43%	113.54%	100.81%
Commodity contracts (gross)	$3,579	Model-based	Forward price	42.92%	265.80%	114.29%
			Commodity volatility	3.00%	53.36%	20.51%
			Commodity correlation	(50.17)%	91.26%	33.54%
Credit derivatives (gross)	$4,999	Model-based	Recovery rate	24.24%	75.00%	37.96%
	1,044	Price-based	Credit correlation	5.00%	75.00%	40.55%
			Price	$—	$110.00	$70.41
			Credit spread	5 bps	1,575 bps	189 bps
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$129	Model-based	Yield	1.48%	9.66%	5.18%
	56	Yield Analysis	Recovery rate	25.00%	40.00%	39.00%
			Credit spread	146 bps	1,434 bps	1,152 bps
			Redemption rate	13.00%	99.50%	71.61%
			Interest rate	6.34%	6.38%	6.36%
Loans	$900	Cash flow	Yield	0.32%	4.50%	1.79%
	817	Model-based	Price	$—	$109.99	$41.00
	617	Price-based	Credit spread	36 bps	584 bps	109 bps
	321	Yield analysis
Mortgage servicing rights	$1,673	Cash flow	Yield	3.60%	88.38%	7.84%
			WAL	3.33 years	7.83 years	5.37 years
Liabilities
Interest-bearing deposits	$458	Model-based	Equity-IR correlation	30.50%	38.00%	34.25%
			Forward price	42.92%	265.80%	115.46%
			Commodity correlation	(50.17)%	91.26%	33.54%
			Commodity volatility	3.00%	53.36%	20.51%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,259	Model-based	Interest rate	0.90%	1.92%	1.79%
Trading account liabilities
Securities sold, not yet purchased	$190	Price-based	Price	$0.01	$120.05	$60.64
Short-term borrowings and long-term debt	$8,279	Model-based	Mean reversion	(9.29)%	(1.03)%	(2.82)%
			IR lognormal activity	35.04%	60.28%	38.19%
			Equity volatility	10.00%	80.00%	19.04%
			Equity forward	82.25%	119.02%	95.87%

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$3,156	Model-based	Interest rate	1.27%	1.97%	1.80%
Mortgage-backed securities	$2,874	Price-based	Price	$—	$127.87	$81.43
1,117	Yield analysis	Yield	0.01%	19.91%	5.89%
State and municipal, foreign government, corporate and other debt securities	$5,937	Price-based	Price	$—	$124.00	$90.62
1,860	Cash flow	Credit spread	25 bps	600 bps	233 bps
Equity securities(5)	$2,163	Price-based	Price (5)	$—	$141.00	$91.00
679	Cash flow	Yield	4.00%	5.00%	4.50%
WAL	0.01 years	3.14 years	1.07 years
Asset-backed securities	$3,607	Price-based	Price	$—	$105.50	$67.01
Non-marketable equity	$1,224	Price-based	Discount to price	—%	90.00%	4.04%
1,055	Comparables analysis	EBITDA multiples	2.90	x	13.10	x	9.77	x
PE ratio	8.10	x	13.10	x	8.43	x
Price-to-book ratio	0.99	x	1.56	x	1.15	x
Derivatives—Gross(6)
Interest rate contracts (gross)	$8,309	Model-based	Interest rate (IR) lognormal volatility	18.05%	90.65%	30.21%
Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$1,428	Model-based	Foreign exchange (FX) volatility	0.37%	58.40%	8.57%
294	Cash flow	Interest rate	3.72%	8.27%	5.02%
IR-FX correlation	40.00%	60.00%	50.00%
Equity contracts (gross)(7)	$4,431	Model-based	Equity volatility	9.56%	82.44%	24.61%
502	Price-based	Equity forward	84.10%	100.80%	94.10%
Equity-FX correlation	(88.20)%	48.70%	(25.17)%
Equity-equity correlation	(66.30)%	94.80%	36.87%
Price	$0.01	$144.50	$93.05
Commodity contracts (gross)	$3,606	Model-based	Commodity volatility	5.00%	83.00%	24.00%
Commodity correlation	(57.00)%	91.00%	30.00%
Forward price	35.34%	268.77%	101.74%
Credit derivatives (gross)	$4,944	Model-based	Recovery rate	13.97%	75.00%	37.62%
1,584	Price-based	Credit correlation	—%	95.00%	58.76%
Price	$1.00	$144.50	$53.86
Credit spread	1 bps	3,380 bps	180 bps
Upfront points	0.39	100.00	52.26
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$74	Model-based	Redemption rate	13.00%	99.50%	68.73%
Forward Price	107.00%	107.10%	107.05%
Loans	$1,095	Cash flow	Yield	1.60%	4.50%	2.23%
832	Model-based	Price	$4.72	$106.55	$98.56
740	Price-based	Credit spread	35 bps	500 bps	199 bps
441	Yield analysis
Mortgage servicing rights	$1,750	Cash flow	Yield	5.19%	21.40%	10.25%

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted Average(4)
			WAL	3.31 years	7.89 years	5.17 years
Liabilities
Interest-bearing deposits	$486	Model-based	Equity-IR correlation	34.00%	37.00%	35.43%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%
			Forward price	35.34%	268.77%	101.74%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,043	Model-based	Interest rate	0.74%	2.26%	1.90%
Trading account liabilities
Securities sold, not yet purchased	$251	Model-based	Credit-IR correlation	(70.49)%	8.81%	47.17%
	$142	Price-based	Price	$—	$117.00	$70.33
Short-term borrowings and long-term debt	$7,204	Model-based	IR lognormal volatility	18.05%	90.65%	30.21%
			Mean reversion	1.00%	20.00%	10.50%
			Equity volatility	10.18%	69.65%	23.72%
			Credit correlation	87.50%	87.50%	87.50%
			Equity forward	89.50%	100.80%	95.80%
			Forward price	35.34%	268.77%	101.80%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price and fund NAV inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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

Correlation
Correlation is a measure of the extent to which two or more variables change in relation to each other. A variety of correlation-related assumptions are required for a wide range of instruments, including equity and credit baskets, foreign-exchange options, CDOs backed by loans or bonds, mortgages, subprime mortgages and many other instruments. For almost all of these instruments, correlations are not observable in the market and must be calculated using historical information. Estimating correlation can be especially difficult where it may vary over time. Calculating correlation information from market data requires significant assumptions regarding the informational efficiency of the market (for example, swaption markets). Changes in correlation levels can have a major impact, favorable or unfavorable, on the value of an instrument, depending on its nature. A change in the default correlation of the fair value of the underlying bonds comprising a CDO structure would affect the fair value of the senior tranche. For example, an increase in the default correlation of the underlying bonds would reduce the fair value of the senior tranche, because highly correlated instruments produce larger losses in the event of default and a part of these losses would become attributable to the senior tranche. That same change in default correlation would have a different impact on junior tranches of the same structure.

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
The following table presents the carrying amounts of all assets that were still held as of September 30, 2015 and December 31, 2014, for which a nonrecurring fair value measurement was recorded:

In millions of dollars	Fair value	Level 2	Level 3
September 30, 2015
Loans held-for-sale	$5,970	$713	$5,257
Other real estate owned	105	15	90
Loans(1)	1,234	789	445
Total assets at fair value on a nonrecurring basis	$7,309	$1,517	$5,792

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2014
Loans held-for-sale	$4,152	$1,084	$3,068
Other real estate owned	102	21	81
Loans(1)	3,367	2,881	486
Total assets at fair value on a nonrecurring basis	$7,621	$3,986	$3,635

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate secured loans.

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

Valuation Techniques and Inputs for Level 3 Nonrecurring Fair Value Measurements
The following tables present the valuation techniques covering the majority of Level 3 nonrecurring fair value measurements and the most significant unobservable inputs used in those measurements as of September 30, 2015 and December 31, 2014:

As of September 30, 2015	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$5,224	Price-based	Price	$—	$100.00	$92.01
Other real estate owned	$75	Price-based	Discount to price	34.00%	34.00%	34.00%
			Appraised value	$—	$8,518,229	$3,000,800
			Price	$1.00	$68.50	$53.64
Loans(3)	$312	Price-based	Discount to price	13.00%	34.00%	7.99%
	$74	Recovery Analysis	Appraisal value	$3,434,818	$77,355,765	$64,227,129
			Recovery rate	11.79%	60.00%	23.49%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair values of the instruments.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

As of December 31, 2014	Fair Value(1) (in millions)	Methodology	Input	Low	High	Weighted average(2)
Loans held-for-sale	$2,740	Price-based	Price	$92.00	$100.00	$99.54
			Credit Spread	5 bps	358 bps	175 bps
Other real estate owned	$76	Price-based	Appraised Value	$11,000	$11,124,137	$4,730,129
			Discount to price(4)	13.00%	64.00%	28.80%
Loans(3)	$437	Price-based	Discount to price(4)	13.00%	34.00%	28.92%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are based on the fair values of the instruments.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that are still held at September 30, 2015 and September 30, 2014:

	Three months ended September 30,
In millions of dollars	2015	2014
Loans held-for-sale	$(7)	$(11)
Other real estate owned	(5)	(7)
Loans(1)	(72)	(158)
Total nonrecurring fair value gains (losses)	$(84)	$(176)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

	Nine months ended September 30,
In millions of dollars	2015	2014
Loans held-for-sale	$(7)	$58
Other real estate owned	(12)	(15)
Loans(1)	(220)	(462)
Total nonrecurring fair value gains (losses)	$(239)	$(419)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, including primarily real-estate loans.

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

	September 30, 2015		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$39.5	$40.7	$3.7	$34.3	$2.7
Federal funds sold and securities borrowed or purchased under agreements to resell	88.2	88.2	—	81.4	6.8
Loans(1)(2)	600.9	598.8	—	7.0	591.8
Other financial assets(2)(3)	222.5	222.5	7.8	151.9	62.8
Liabilities
Deposits	$902.5	$926.6	$—	$781.4	$145.2
Federal funds purchased and securities loaned or sold under agreements to repurchase	129.2	129.2	—	128.8	0.4
Long-term debt(4)	187.3	191.7	—	166.8	24.9
Other financial liabilities(5)	108.1	108.1	—	19.1	89.0

	December 31, 2014		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$30.5	$32.2	$4.5	$25.2	$2.5
Federal funds sold and securities borrowed or purchased under agreements to resell	98.4	98.4	—	89.7	8.7
Loans(1)(2)	620.0	617.6	—	5.6	612.0
Other financial assets(2)(3)	213.8	213.8	8.3	151.9	53.6
Liabilities
Deposits	$897.6	$894.4	$—	$766.7	$127.7
Federal funds purchased and securities loaned or sold under agreements to repurchase	136.7	136.7	—	136.5	0.2
Long-term debt(4)	196.9	202.5	—	172.7	29.8
Other financial liabilities(5)	136.2	136.2	—	41.4	94.8

(1)
The carrying value of loans is net of the Allowance for loan losses of $13.6 billion for September 30, 2015 and $16.0 billion for December 31, 2014. In addition, the carrying values exclude $2.4 billion and $2.7 billion of lease finance receivables at September 30, 2015 and December 31, 2014, respectively.

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
The estimated fair values of the Company’s corporate unfunded lending commitments at September 30, 2015 and December 31, 2014 were liabilities of $4.7 billion and $5.5 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancelable by providing notice to the borrower.

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

The following table presents the changes in fair value gains and losses for the three and nine months ended September 30, 2015 and 2014 associated with those items for which the fair value option was elected:

	Changes in fair value gains (losses) for the
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions of dollars	2015	2014	2015	2014
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell Selected portfolios of securities purchased under agreements to resell and securities borrowed	$(16)	$(137)	$(136)	$(68)
Trading account assets	(676)	3	(449)	(235)
Investments	3	(21)	52	29
Loans
Certain corporate loans(1)	(164)	(39)	(173)	(26)
Certain consumer loans(1)	—	2	2	(44)
Total loans	$(164)	$(37)	$(171)	$(70)
Other assets
MSRs	(140)	(11)	$51	$(186)
Certain mortgage loans held for sale(2)	95	96	267	354
Total other assets	$(45)	$85	$318	$168
Total assets	$(898)	$(107)	$(386)	$(176)
Liabilities
Interest-bearing deposits	$(107)	$21	$(74)	$(35)
Federal funds purchased and securities loaned or sold under agreements to repurchase Selected portfolios of securities sold under agreements to repurchase and securities loaned	(5)	2	(3)	(4)
Trading account liabilities	(51)	4	(66)	(9)
Short-term borrowings	14	(22)	(54)	(96)
Long-term debt	246	855	701	(134)
Total liabilities	$97	$860	$504	$(278)

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810, Consolidation (SFAS 167), on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

Own Debt Valuation Adjustments
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected using Citi’s credit spreads observed in the bond market. The fair value of liabilities for which the fair value option is elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads. The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit risk (or instrument-specific credit risk) was a gain of $264 million and $112 million for the three months ended September 30, 2015 and 2014, respectively, and a gain of $582 million and $102 million for the nine months ended September 30, 2015 and 2014, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above.

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

The following table provides information about certain credit products carried at fair value at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,304	$5,513	$10,290	$5,901
Aggregate unpaid principal balance in excess of (less than) fair value	845	3	234	125
Balance of non-accrual loans or loans more than 90 days past due	6	2	13	3
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	12	1	28	1
In addition to the amounts reported above, $2,280 million and $2,335 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of September 30, 2015 and December 31, 2014, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the nine months ended September 30, 2015 and 2014 due to instrument-specific credit risk totaled to a loss of $203 million and $77 million, respectively.

Certain investments in unallocated precious metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.9 billion and $1.2 billion at September 30, 2015 and December 31, 2014, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi sells (buys) unallocated precious metals investments and executes forward purchase (sale) derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase (sale) contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of September 30, 2015, there were approximately $12.6 billion and $10.1 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value at September 30, 2015 and December 31, 2014:

In millions of dollars	September 30, 2015	December 31, 2014
Carrying amount reported on the Consolidated Balance Sheet	$889	$1,447
Aggregate fair value in excess of unpaid principal balance	35	67
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the nine months ended September 30, 2015 and 2014 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument at September 30, 2015 and December 31, 2014:

In billions of dollars	September 30, 2015	December 31, 2014
Interest rate linked	$10.4	$10.9
Foreign exchange linked	0.3	0.3
Equity linked	9.9	8.0
Commodity linked	1.5	1.4
Credit linked	1.9	2.5
Total	$24.0	$23.1
The change in the fair value of these structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Changes in the fair value of these structured liabilities include an economic component for accrued interest, which is included in the change in fair value reported in Principal transactions.

Certain non-structured liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates. The Company has elected the fair value option where the interest-rate risk of such liabilities is economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The election has been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. The change in the fair value of these non-structured liabilities is reported in Principal transactions in the Company’s Consolidated Statement of Income. Related interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income.

The following table provides information about long-term debt carried at fair value at September 30, 2015 and December 31, 2014:

In millions of dollars	September 30, 2015	December 31, 2014
Carrying amount reported on the Consolidated Balance Sheet	$26,238	$26,180
Aggregate unpaid principal balance in excess of (less than) fair value	1,856	(151)
The following table provides information about short-term borrowings carried at fair value at September 30, 2015 and December 31, 2014:

In millions of dollars	September 30, 2015	December 31, 2014
Carrying amount reported on the Consolidated Balance Sheet	$777	$1,496
Aggregate unpaid principal balance in excess of (less than) fair value	132	31

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
The following tables present information about Citi’s guarantees at September 30, 2015 and December 31, 2014:

	Maximum potential amount of future payments
In billions of dollars at September 30, 2015 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.8	$70.8	$96.6	$192
Performance guarantees	6.9	4.0	10.9	20
Derivative instruments considered to be guarantees	11.2	76.4	87.6	2,012
Loans sold with recourse	—	0.2	0.2	14
Securities lending indemnifications(1)	83.4	—	83.4	—
Credit card merchant processing(1)	85.8	—	85.8	—
Custody indemnifications and other	—	49.5	49.5	55
Total	$213.1	$200.9	$414.0	$2,293

	Maximum potential amount of future payments
In billions of dollars at December 31, 2014 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.4	$73.0	$98.4	$242
Performance guarantees	7.1	4.8	11.9	29
Derivative instruments considered to be guarantees	12.5	79.2	91.7	2,806
Loans sold with recourse	—	0.2	0.2	15
Securities lending indemnifications(1)	115.9	—	115.9	—
Credit card merchant processing(1)	86.0	—	86.0	—
Custody indemnifications and other	—	48.9	48.9	54
Total	$246.9	$206.1	$453.0	$3,146

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $157 million and $224 million at September 30, 2015 and December 31, 2014, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At September 30, 2015 and December 31, 2014, this maximum potential exposure was estimated to be $86 billion.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At September 30, 2015 and December 31, 2014, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At September 30, 2015 and December 31, 2014, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of September 30, 2015 or December 31, 2014 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $6.3 billion at September 30, 2015, compared to $6.2 billion at December 31, 2014) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

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
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables

(payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as a clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner was approximately $3.9 billion and $3.2 billion as of September 30, 2015 and December 31, 2014, respectively.
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

Carrying Value—Guarantees and Indemnifications
At September 30, 2015 and December 31, 2014, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $2.3 billion and $3.1 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $56 billion and $63 billion at September 30, 2015 and December 31, 2014, respectively. Securities and other marketable assets held as collateral amounted to $34 billion and $59 billion at September 30, 2015 and December 31, 2014, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.5 billion and $4.0 billion at September 30, 2015 and December 31, 2014, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of September 30, 2015 and December 31, 2014. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at September 30, 2015	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$70.1	$14.8	$11.7	$96.6
Performance guarantees	6.6	3.5	0.8	10.9
Derivative instruments deemed to be guarantees	—	—	87.6	87.6
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	83.4	83.4
Credit card merchant processing	—	—	85.8	85.8
Custody indemnifications and other	49.4	0.1	—	49.5
Total	$126.1	$18.4	$269.5	$414.0

	Maximum potential amount of future payments
In billions of dollars at December 31, 2014	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$73.0	$15.9	$9.5	$98.4
Performance guarantees	7.3	3.9	0.7	11.9
Derivative instruments deemed to be guarantees	—	—	91.7	91.7
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	115.9	115.9
Credit card merchant processing	—	—	86.0	86.0
Custody indemnifications and other	48.8	0.1	—	48.9
Total	$129.1	$19.9	$304.0	$453.0

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of September 30, 2015 and December 31, 2014:

In millions of dollars	U.S.	Outside of U.S.	September 30, 2015	December 31, 2014
Commercial and similar letters of credit	$1,207	$4,104	$5,311	$6,634
One- to four-family residential mortgages	1,375	2,014	3,389	5,674
Revolving open-end loans secured by one- to four-family residential properties	12,952	2,085	15,037	16,098
Commercial real estate, construction and land development	8,456	1,729	10,185	9,242
Credit card lines	479,415	109,949	589,364	612,049
Commercial and other consumer loan commitments	173,439	89,293	262,732	243,680
Other commitments and contingencies	4,661	5,504	10,165	10,663
Total	$681,505	$214,678	$896,183	$904,040
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

Commercial and other consumer loan commitments
Commercial and other consumer loan commitments include overdraft and liquidity facilities, as well as commercial commitments to make or purchase loans, to purchase third-party receivables, to provide note issuance or revolving underwriting facilities and to invest in the form of equity. Amounts include $54 billion and $53 billion with an original maturity of less than one year at September 30, 2015 and December 31, 2014, respectively.

Other commitments and contingencies
Other commitments and contingencies include committed or unsettled regular-way reverse repurchase agreements and all other transactions related to commitments and contingencies not reported on the lines above.

25.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2014 Annual Report on Form 10-K and Note 25 to the Consolidated Financial Statements of Citigroup’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At September 30, 2015, Citigroup's estimate was materially unchanged from its estimate of approximately $4 billion at December 31, 2014, as more fully described in Note 28 to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K.
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

Commodities Financing Contracts
At a hearing on July 3, 2015, the English High Court Judge awarded Citigroup’s counterparty permission to appeal against one aspect of the High Court’s judgment of May 22, 2015.  At a further hearing on July 24, 2015, Citibank, N.A. and Citigroup Global Markets Limited (as well as their counterparty) sought permission from the English Court of Appeal to appeal against other aspects of the May judgment in respect of which the trial judge had not granted permission.  Those applications remain outstanding.  Additional information concerning this action is publicly available in court filings under the claim reference: MERCURIA ENERGY TRADING PTE LTD & ANOTHER V. CITIBANK, N.A. & ANOTHER (Claim No. 2014 Folio 709).

Credit Crisis-Related Litigation and Other Matters
Mortgage-Related Litigation and Other Matters
Mortgage-Backed Securities and CDO Investor Actions: On July 31, 2015, the court issued an order approving the stipulation and settlement previously filed by Citigroup Global Markets Inc. (CGMI) and its remaining co-defendants in NEW JERSEY CARPENTERS HEALTH FUND, ET AL. v. RESIDENTIAL CAPITAL, LLC, ET AL.  The court also ordered the case dismissed pursuant to the settlement agreement.  Additional information relating to this action is publicly available in court filings under the docket number 08 Civ. 8781 (S.D.N.Y.) (Failla, J.).
On August 17, 2015, the Citigroup defendants and other parties filed a stipulation of discontinuance with prejudice, and the plaintiff dismissed its appeal, in COMMERZBANK AG LONDON BRANCH v. UBS AG, ET AL.  Additional information concerning this action is publicly available in court filings under the docket number 654464/2013 (N.Y. Sup. Ct.) (Friedman, J.).
As of September 30, 2015, the aggregate original purchase amount of the purchases at issue in the pending MBS and CDO investor suits is approximately $1.69 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with MBS and CDO investors threatening litigation is approximately $1.4 billion.

Alternative Investment Fund-Related Litigation and Other Matters
On August 17, 2015, the SEC entered an order accepting an offer of settlement from certain Citigroup affiliates concerning the SEC’s investigation into the Citigroup affiliates’ management and marketing of the ASTA/MAT and Falcon alternative investment funds. Pursuant to the terms of the settlement, the Citigroup affiliates will pay $179.6 million in disgorgement and interest, which the SEC will distribute to investors in the funds.
On August 10, 2015, the parties in BEACH v. CITIGROUP ALTERNATIVE INVESTMENTS LLC entered into a settlement agreement. On August 19, 2015, the court entered an order preliminarily approving the settlement and approving notice. A final settlement hearing has been scheduled for December 17, 2015. Additional information concerning this action is publicly available in court filings under the docket number 12 Civ. 7717 (S.D.N.Y.) (Woods, J.).

Credit Default Swaps Matters
On September 30, 2015, the defendants, including Citigroup and Related Parties, entered settlement agreements with the plaintiffs to settle all claims of the putative class, and on October 29, 2015, the court granted plaintiffs’ motion for preliminary approval of the proposed settlements. Additional information relating to this action is publicly available in court filings under the docket number 13 MD 2476 (S.D.N.Y.) (Cote, J.).

Treasury Auction Litigation
Beginning in July 2015, CGMI, along with numerous other U.S. Treasury primary dealer banks, have been named as defendants in a number of substantially similar putative class actions involving allegations that they colluded to manipulate U.S. Treasury securities markets.  The actions are based upon the defendants’ roles as registered primary dealers of U.S. Treasury securities and assert claims of alleged collusion under the antitrust laws and manipulation under the Commodity Exchange Act.  These actions were filed in the United States District Court for the Southern District of New York, the Northern District of Illinois and the District of the Virgin Islands.
On September 24, 2015, certain of the plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation to have all of the actions transferred to Judge Paul G. Gardephe in the Southern District of New York for coordinated or consolidated pretrial proceedings.  Judge Gardephe is currently presiding over the first-filed action and is actively coordinating actions in the Southern District of New York.  Most of the actions filed in the Southern District of New York have been consolidated under docket number 15 Civ. 5794 (S.D.N.Y.).  Additional information relating to certain of the other actions is publicly available in court filings under the following docket numbers: 15 Civ. 7631 (S.D.N.Y.); 15 Civ. 8149 (S.D.N.Y.); 15 Civ. 0055 (D.V.I.); 15 Civ. 8417 (N.D. Ill.); 15 Civ. 8634 (N.D. Ill.); 15 Civ. 8859 (N.D. Ill.); 15 Civ. 8890 (N.D. Ill.); 15 Civ. 9173 (N.D. Ill.).

Foreign Exchange Matters
Antitrust and Other Litigation: On September 9, 2015, defendants filed a motion to transfer the action captioned NYPL v. JPMORGAN CHASE & CO. ET AL. from the United States District Court for the Northern District of California to the Southern District of New York for possible consolidation with IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION. Additional information concerning this action is publicly available in court filings under the docket number 3:15-cv-02290 (N.D. Cal.) (Chhabria, J.).
In September 2015, putative class actions captioned BÉLAND v. ROYAL BANK OF CANADA, ET AL. and STAINES v. ROYAL BANK OF CANADA, ET AL. were filed in the Quebec Superior Court of Justice and the Ontario Superior Court of Justice, respectively, against Citigroup and Related Parties, as well as numerous other foreign exchange (FX) dealers. Plaintiffs allege that defendants conspired to fix the prices and supply of currency purchased in the FX market, and that this manipulation caused investors to pay inflated rates for currency and/or to receive deflated rates for currency. Plaintiffs assert claims under the Canadian Competition Act and the Quebec Civil Code and/or for civil conspiracy, unjust enrichment and waiver of tort. Plaintiffs seek compensatory and punitive damages on behalf of putative classes of all persons in Quebec or in Canada who entered into an FX instrument or participated in a fund or investment vehicle that entered into an FX instrument between January 1, 2003 and December 31, 2013. Additional information concerning these actions is publicly available in court filings under the docket numbers 200-06-000189-152 (C.S.Q. Quebec) and CV-15-536174 (Ont. S.C.J.).
On September 16, 2015, an action captioned NEGRETE v. CITIBANK, N.A. was filed in the United States District Court for the Southern District of New York. Plaintiffs allege that Citibank, N.A. engaged in conduct in connection with plaintiffs’ FX trading that caused them losses. Plaintiffs assert claims for fraud, breach of contract, and negligence, and seek compensatory and punitive damages. Additional information concerning this action is publicly available in court filings under the docket number 1:15-cv-7250 (S.D.N.Y.) (Sweet, J.).

Interbank Offered Rates-Related Litigation and Other Matters
Antitrust and Other Litigation: On August 4, 2015, the court in IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION granted in part defendants’ motions to dismiss various individual actions that were previously stayed, dismissing plaintiffs’ antitrust claims for failure to state a claim, and holding that plaintiffs cannot pursue certain other claims based on lack of personal jurisdiction or the operation of the applicable statute of limitations. The court allowed certain of plaintiffs’ claims for common law fraud, breach of contract, unjust enrichment and tortious interference to proceed. On October 8, 2015, the City of Philadelphia and the Pennsylvania Intergovernmental Cooperation Authority amended their complaint in response to the court’s August 4, 2015 decision. Additional information concerning these actions is publicly available in court filings under the docket number 1:11-md-02262 (S.D.N.Y.) (Buchwald, J.).

Interchange Fees Litigation
Various objectors appealed from the final class settlement approval order with the United States Court of Appeals for the Second Circuit, which heard oral argument regarding the appeals on September 28, 2015.  Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.) and 12-4671 (2d Cir.).

Money Laundering Inquiries
Derivative Actions and Related Proceedings: On September 22, 2015, a derivative action captioned FIREMAN’S RETIREMENT SYSTEM OF ST. LOUIS, ET AL. v. CORBAT, ET AL. was filed in the United States District Court for the Southern District of New York on behalf of Citigroup (as nominal defendant) against certain of its directors and officers. The plaintiffs assert claims derivatively for violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with allegations concerning the compliance of Banco Nacional de Mexico, or Banamex, and Banamex USA with the Bank Secrecy Act and anti-money laundering laws and regulations. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 7501 (S.D.N.Y.) (Batts, J.).

Parmalat Litigation and Related Matters
After the acquittal of a Citibank, N.A. employee in the Milan criminal court in April 2011, Milan public prosecutors have been pursuing an administrative remedy against Citibank, N.A. under Italian Administrative Law 231.  The prosecutors originally sought disgorgement of profits in the amount of €70 million and a fine of €900,000.  However, on February 5, 2014, the Milan Court of Appeal restricted the remedy to an administrative fine of €500,000.  Citibank, N.A. appealed, but on July 2, 2015, the Italian Supreme Court upheld the Court of Appeal’s decision, confirming the imposition of a €500,000 fine.

Allied Irish Bank Litigation
On August 24, 2015, the United States District Court for the Southern District of New York denied Citibank, N.A.’s motion for reconsideration of the court’s prior denial of its motion for summary judgment.  On September 9, 2015, the court set the case for trial on January 25, 2016.  Additional information concerning this action is publicly available in court filings under the docket number 03 Civ. 3748 (S.D.N.Y.) (Batts, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

[End of Consolidated Financial Statements and Notes to Consolidated Financial Statements]

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases, during the three months ended September 30, 2015:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
July 2015
Open market repurchases(1)	11.1	$56.01	$5,612
Employee transactions(2)	—	—	N/A
August 2015
Open market repurchases(1)	19.0	54.74	4,574
Employee transactions(2)	—	—	N/A
September 2015
Open market repurchases(1)	5.7	50.70	4,283
Employee transactions(2)	—	—	N/A
Amounts as of September 30, 2015	35.8	$54.49	$4,283

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

N/A Not applicable

Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including regulatory review of the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. See “Risk Factors-Business and Operational Risks” in Citi’s 2014 Annual Report on Form 10-K. For information on the ability of Citigroup’s subsidiary depository institutions and non-bank subsidiaries to pay dividends, see Note 19 to the Consolidated Financial Statements in Citi’s 2014 Annual Report on Form 10-K. Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations to its outstanding preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 2015.

CITIGROUP INC.
(Registrant)

By    /s/ John C. Gerspach
John C. Gerspach
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Jeffrey R. Walsh
Jeffrey R. Walsh
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.01+	Restated Certificate of Incorporation of Citigroup Inc., as in effect on the date hereof.

3.02
By-Laws of Citigroup Inc., as amended, as in effect on the date hereof, incorporated by reference to Exhibit 3.1 to Citigroup Inc.’s Current Report on Form 8-K filed on October 27, 2015 (File No. 1-9924).

10.01+*	Form of Citigroup CAP/DCAP Agreement.

12.01+	Calculation of Ratio of Income to Fixed Charges.

12.02+	Calculation of Ratio of Income to Fixed Charges Including Preferred Stock Dividends.

31.01+	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02+	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01+
Financial statements from the Quarterly Report on Form 10-Q of Citigroup Inc. for the quarter ended September 30, 2015, filed on October 30, 2015, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

+    Filed herewith
*    Denotes a management contract or compensatory plan or arrangement.