Form 10-Q
period 2016-03-31
CITIGROUP INC
filed 2016-05-02
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on March 31, 2016: 2,934,929,136

Available on the web at www.citigroup.com

CITIGROUP’S FIRST QUARTER 2016—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) on February 26, 2016 (2015 Annual Report on Form 10-K). Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.
Certain reclassifications, including a realignment of certain businesses, have been made to the prior periods’ financial statements to conform to the current period’s presentation. For additional information on certain recent reclassifications, see Notes 1 and 3 to the Consolidated Financial Statements and Citi’s Current Report on Form 8-K furnished to the SEC on April 11, 2016.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Citi’s first quarter of 2016 results of operations reflected a challenging macro environment characterized by market volatility and continued uncertainties. While these issues somewhat abated during the latter part of the quarter, the overall environment during the quarter drove year-over-year revenue declines in Citi’s market sensitive businesses, primarily its markets and investment banking businesses in the Institutional Clients Group (ICG) as well as its wealth management business in Asia Global Consumer Banking (GCB). Due in part to this environment, Citi announced additional repositioning actions during the quarter, incurring a charge of roughly $400 million in Citicorp to further streamline operations and reduce capacity in certain areas while maintaining its client-facing capabilities.
As described further in this Executive Summary, despite the challenging environment during the quarter, Citi showed continued progress in several areas. In North America GCB, Citi’s ongoing investments in Citi-branded cards drove growth in average loans and purchase sales, and the accrual and transaction businesses in ICG - treasury and trade solutions, corporate lending, private bank and securities services - exhibited continued growth in the aggregate. In Citicorp, loans increased 5% and deposits increased 6% while Citi’s overall balance sheet decreased by 1% (each excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation)). Citi utilized approximately $1.6 billion in deferred tax assets (DTAs) (for additional information, see “Income Taxes” below), which contributed to a net increase of $6 billion of regulatory capital during the quarter and Citi’s Common Equity Tier 1 Capital ratio, on a fully implemented basis, of 12.3% as of March 31, 2016. In addition, despite the higher repositioning charge during the quarter, Citigroup’s expenses declined by 3% overall.
As noted above, while the macro and market environment somewhat stabilized during the latter part of the first quarter of 2016, Citi expects the operating environment to continue to be challenging, as many risks and uncertainties remain. For a more detailed discussion of these risks and uncertainties, see each respective business’ results of operations, “Managing Global Risk” and “Forward-Looking Statements” below as well as the “Risk Factors” section in Citi’s 2015 Annual Report on Form 10-K.

First Quarter 2016 Summary Results

Citigroup
Citigroup reported net income of $3.5 billion, or $1.10 per share, compared to $4.8 billion, or $1.51 per share, in the prior-year period. Results in the first quarter of 2015 included negative $73 million (negative $47 million after-tax) of CVA/DVA.
Excluding the impact of CVA/DVA in the prior-year period (for information on Citi’s adoption in the first quarter of 2016 of a new accounting standard relating to the reporting of CVA/DVA, see Notes 1 and 22 to the Consolidated Financial Statements), Citigroup also reported net income of $3.5 billion in the first quarter of 2016, or $1.10 per share, compared to $4.8 billion, or $1.52 per share, in the prior-year period. (Citi’s results of operations excluding the impact of CVA/DVA are non-GAAP financial measures.) The 27% decrease from the prior-year period was primarily driven by lower revenues and a higher cost of credit, partially offset by lower expenses.
Citi’s revenues were $17.6 billion in the first quarter of 2016, a decrease of 11% from the prior-year period. Excluding CVA/DVA in the first quarter of 2015, revenues were also down 11% from the prior-year period, as Citicorp revenues decreased 9% and Citi Holdings revenues decreased 31%. Excluding CVA/DVA in the first quarter of 2015 and the impact of FX translation (which lowered revenues by approximately $600 million in the first quarter of 2016 compared to the prior- year period), Citigroup revenues decreased 9% from the prior-year period, driven by a 6% decrease in Citicorp revenues and a 29% decrease in Citi Holdings’ revenues. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.)

Expenses
Citigroup expenses decreased 3% versus the prior-year period as lower expenses in Citi Holdings, lower legal and related expenses and the impact of FX translation were partially offset by the higher repositioning costs and ongoing investments in Citicorp. Citigroup expenses in the first quarter of 2016 included legal and related expenses of $166 million, compared to $388 million in the prior-year period and $491 million of repositioning costs, compared to $16 million in the prior-year period. FX translation lowered expenses by approximately $377 million in the first quarter of 2016 compared to the prior-year period.
Citicorp expenses increased 2% driven by the higher repositioning costs, which Citi expects will yield expense savings in future periods, and ongoing investments in the franchise, partially offset by efficiency savings and the impact of FX translation. Citicorp expenses in the first quarter of 2016 included legal and related expenses of $226 million, compared to $317 million in the prior-year period, and $394 million of repositioning costs, compared to $4 million in the prior-year period.
Citi Holdings’ expenses were $828 million, down 40% from the prior-year period, primarily driven by the ongoing decline in Citi Holdings assets as well as lower legal and related expenses, partially offset by higher repositioning costs.

Credit Costs
Citi’s total provisions for credit losses and for benefits and claims of $2.0 billion increased 7% from the prior-year period, as a net loan loss reserve build was partially offset by lower net credit losses.
Net credit losses of $1.7 billion declined 12% versus the prior-year period. Consumer net credit losses declined 23% to

$1.5 billion, mostly reflecting continued improvements in North America Citi-branded cards in Citicorp as well as the improvement in the North America mortgage portfolio and ongoing divestiture activity within Citi Holdings. Corporate net credit losses increased $218 million to $211 million, primarily related to the continued deterioration in the energy and energy-related portfolio (for additional information, see “Institutional Clients Group” and “Credit Risk—Corporate Credit” below).
The net build of allowance for loan losses and unfunded lending commitments was $233 million in the first quarter of 2016, compared to a $239 million release in the prior-year period. Citicorp’s net reserve build was $266 million, compared to a net loan loss reserve release of $62 million in the prior-year period. The build in the first quarter of 2016 was primarily driven by net loan loss reserve builds in ICG, including approximately $260 million for energy and energy-related exposures. Outside of the energy-related sectors, Citi’s credit quality largely remained stable during the quarter. The allowance for loan losses attributable to energy and energy-related loans in ICG represented 4.2% of funded exposures as of the first quarter of 2016.
Citi Holdings’ net reserve release decreased $144 million from the prior-year period to $33 million, primarily reflecting the impact of asset sales.
For additional information on Citi’s consumer and corporate credit costs and allowance for loan losses, see “Credit Risk” below.

Capital
As noted above, Citi continued to grow its regulatory capital during the first quarter of 2016, even as it returned approximately $1.5 billion of capital to its shareholders in the form of common stock repurchases and dividends. Citigroup’s Tier 1 Capital and Common Equity Tier 1 Capital ratios, on a fully implemented basis, were 13.8% and 12.3% as of March 31, 2016, respectively, compared to 12.1% and 11.1% as of March 31, 2015 (all based on the Basel III Advanced Approaches for determining risk-weighted assets). Citigroup’s Supplementary Leverage ratio as of March 31, 2016, on a fully implemented basis, was 7.4%, compared to 6.4% as of March 31, 2015. For additional information on Citi’s capital ratios and related components, including the impact of Citi’s DTAs on its capital ratios, see “Capital Resources” below.

Citicorp
Citicorp net income decreased 32% from the prior-year period to $3.2 billion. CVA/DVA, recorded in ICG, was negative $69 million (negative $44 million after-tax) in first quarter of 2015 (for a summary of CVA/DVA by business within ICG, see “Institutional Clients Group” below). Excluding CVA/DVA in the first quarter of 2015, Citicorp’s net income also decreased 32% from the prior-year period, primarily driven by the lower revenues, higher expenses and higher cost of credit.
Citicorp revenues decreased 9% from the prior-year period to $16.1 billion. Excluding CVA/DVA in the first quarter of 2015, Citicorp revenues also decreased 9% from the prior-year period, reflecting a 12% decrease in ICG revenues and a 6% decrease in GCB revenues. As referenced above, excluding CVA/DVA in the prior-year period and the impact of FX translation, Citicorp’s revenues decreased 6%, mostly driven by the decline in revenues in Citi’s market sensitive businesses and the impact of continued investments in Citi-branded cards, each as referred to above.
GCB revenues of $7.8 billion decreased 6% versus the prior-year period. Excluding the impact of FX translation, GCB revenues decreased 3%, as decreases in North America GCB and Asia GCB were partially offset by an increase in Latin America GCB. North America GCB revenues decreased 4% to $4.9 billion, as lower revenues in Citi-branded cards and retail banking were partially offset by higher revenues in Citi retail services. Citi-branded cards revenues of $1.9 billion were down 6% versus the prior-year period, reflecting continued increased acquisition and rewards costs as investments in business growth continued, partially offset by the impact of growth in average loans and purchase sales. Citi retail services revenues of $1.7 billion increased 3% versus the prior-year period, primarily driven by gains on the sale of two small cards portfolios. Retail banking revenues decreased 8% from the prior-year period to $1.3 billion. Excluding the previously-disclosed $110 million gain on the sale of branches in Texas in the prior-year period, retail banking revenues were largely unchanged as continued growth in loans and checking deposits as well as improved deposit spreads were offset by lower mortgage gain on sale revenues.
North America GCB average deposits of $181 billion were largely unchanged year-over-year and average retail banking loans of $53 billion grew 11%. Average branded card loans of $65 billion increased 1%, while branded card purchase sales of $46 billion increased 12% versus the prior-year period. Average retail services loans of $44 billion were largely unchanged, while retail services purchase sales of $17 billion increased 2% versus the prior-year period. For additional information on the results of operations of North America GCB for the first quarter of 2016, see “Global Consumer Banking- North America GCB” below.
International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes EMEA GCB for reporting purposes)) decreased 11% versus the prior-year period to $2.9 billion. Excluding the impact of FX translation, international GCB revenues decreased 2% versus the prior-year period. Latin America GCB revenues increased 2% versus the prior-year period, as the impact of growth in retail banking loans, deposits and card purchase sales was partially offset by continued declines in card balances. Asia GCB revenues declined 4% versus the prior-year period, driven by lower investment sales revenues reflecting the weak market sentiment as well as continued regulatory pressure in cards, partially offset by volume growth. For additional information on the results of operations of Latin America GCB and Asia GCB for the first quarter of 2016, including the impact of FX translation, see “Global Consumer Banking” below. Year-over-year, international GCB average deposits of $115 billion increased 5%, average retail loans of $87 billion increased 1%, investment sales of $12 billion decreased 38%, average card loans of $23 billion increased 2% and card purchase sales of $22 billion increased 4%, all excluding the impact of FX translation.

ICG revenues were $8.0 billion in the first quarter of 2016, down 11% from the prior-year period. Excluding CVA/DVA in the first quarter of 2015, ICG revenues decreased 12% driven by a 15% decrease in Markets and securities services revenues and a 9% decrease in Banking revenues.
Banking revenues of $4.0 billion (excluding CVA/DVA in the first quarter of 2015 and the impact of mark-to-market gains on hedges related to accrual loans within corporate lending (see below)) decreased 6%, compared to the prior-year period, driven by lower industry-wide investment banking activity partially offset by growth in treasury and trade solutions and the private bank. Investment banking revenues of $875 million decreased 27% versus the prior-year period. Advisory revenues decreased 23% to $227 million versus strong performance in the prior-year period. Debt underwriting revenues decreased 22% to $530 million and equity underwriting revenues decreased 49% to $118 million, largely driven by the industry-wide slowdown in activity levels during the quarter.
Private bank revenues (excluding CVA/DVA in the first quarter of 2015) increased 5% to $746 million from the prior- year period, primarily driven by higher loan and deposit balances. Corporate lending revenues decreased 26% to $389 million, including $66 million of mark-to-market losses on hedges related to accrual loans, compared to a $52 million gain in the prior-year period. Excluding the impact of FX translation and the mark-to-market impact of loan hedges, corporate lending revenues decreased 2% versus the prior-year period, primarily driven by the absence of positive mark-to-market adjustments, partially offset by continued growth in average loans. Treasury and trade solutions revenues of $2.0 billion increased 3% from the prior-year period. Excluding the impact of FX translation, treasury and trade solutions revenues increased 8%, as continued growth in transaction volumes and increased spreads were partially offset by lower trade revenues.
Markets and securities services revenues of $4.1 billion (excluding CVA/DVA in the first quarter of 2015) decreased 15% from the prior-year period. Fixed income markets revenues of $3.1 billion (excluding CVA/DVA in the first quarter of 2015) decreased 11% from the prior-year period, reflecting lower activity levels and a less favorable environment in securitized products and commodities, partially offset by growth in rates and currencies. Equity markets revenues of $706 million (excluding CVA/DVA in the first quarter of 2015) decreased 19% versus the prior-year period, reflecting the impact of lower volumes in cash equities as well as weaker performance in derivatives. Securities services revenues of $562 million increased 3% versus the prior-year period, largely reflecting a gain on sale, partially offset by the impact of FX translation. For additional information on the results of operations of ICG for the first quarter of 2016, see “Institutional Clients Group” below.
Corporate/Other revenues were $274 million, up 29% from the prior-year period, mostly reflecting higher investment income. For additional information on the results of operations of Corporate/Other for the first quarter of 2016, see “Corporate/Other” below.

Citicorp end-of-period loans increased 4% to $573 billion from the prior-year period, driven by a 6% increase in corporate loans and a 1% increase in consumer loans. Excluding the impact of FX translation, Citicorp loans grew 5%, with 7% growth in corporate loans and 2% growth in consumer loans.

Citi Holdings
Citi Holdings’ net income was $346 million in the first quarter of 2016, compared to net income of $149 million in the prior-year period. CVA/DVA was negative $4 million (negative $3 million after-tax) in the first quarter of 2015. Excluding the impact of CVA/DVA in the prior-year period, Citi Holdings’ net income was $346 million, compared to $152 million in the prior-year period, primarily reflecting lower expenses and lower credit costs, partially offset by lower revenues.
Citi Holdings’ revenues were $1.5 billion down 31% from the prior-year period. Excluding CVA/DVA in the first quarter of 2015, Citi Holdings’ revenues also decreased 31% from the prior-year period, primarily driven by the overall wind-down of the portfolio, partially offset by a net gain on asset sales. For additional information on the results of operations of Citi Holdings for the first quarter of 2016, see “Citi Holdings” below.
At the end of the current quarter, Citi Holdings’ assets were $73 billion, 44% below the prior-year period, and represented approximately 4% of Citi’s total GAAP assets. Citi Holdings’ risk-weighted assets were $130 billion as of March 31, 2016, a decrease of 29% from the prior-year period, and represented 11% of Citi’s risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	First Quarter
In millions of dollars, except per-share amounts and ratios	2016	2015	% Change
Net interest revenue	$11,227	$11,572	(3)%
Non-interest revenue	6,328	8,164	(22)
Revenues, net of interest expense	$17,555	$19,736	(11)%
Operating expenses	10,523	10,884	(3)
Provisions for credit losses and for benefits and claims	2,045	1,915	7
Income from continuing operations before income taxes	$4,987	$6,937	(28)%
Income taxes	1,479	2,120	(30)
Income from continuing operations	$3,508	$4,817	(27)%
Income (loss) from discontinued operations, net of taxes(1)	(2)	(5)	60%
Net income before attribution of noncontrolling interests	$3,506	$4,812	(27)%
Net income attributable to noncontrolling interests	5	42	(88)
Citigroup’s net income	$3,501	$4,770	(27)
Less:
Preferred dividends—Basic	$210	$128	64%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	40	62	(35)
Income allocated to unrestricted common shareholders for basic and diluted EPS	$3,251	$4,580	(29)%
Earnings per share
Basic
Income from continuing operations	$1.11	$1.51	(26)%
Net income	1.10	1.51	(27)
Diluted
Income from continuing operations	$1.11	$1.51	(26)%
Net income	1.10	1.51	(27)
Dividends declared per common share	0.05	0.01	NM

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

Citigroup Inc. and Consolidated Subsidiaries
	First Quarter
In millions of dollars, except per-share amounts, ratios and direct staff	2016	2015	% Change
At March 31:
Total assets	$1,800,967	$1,831,801	(2)%
Total deposits	934,591	899,647	4
Long-term debt	207,835	210,522	(1)
Citigroup common stockholders’ equity	209,769	202,652	4
Total Citigroup stockholders’ equity	227,522	214,620	6
Direct staff (in thousands)	225	239	(6)
Performance metrics
Return on average assets	0.79%	1.04%
Return on average common stockholders’ equity(2)	6.4	9.4
Return on average total stockholders’ equity(2)	6.3	9.1
Efficiency ratio (Total operating expenses/Total revenues)	60	55
Basel III ratios—full implementation
Common Equity Tier 1 Capital(3)	12.34%	11.06%
Tier 1 Capital(3)	13.81	12.07
Total Capital(3)	15.71	13.38
Supplementary Leverage ratio(4)	7.44	6.44
Citigroup common stockholders’ equity to assets	11.65%	11.06%
Total Citigroup stockholders’ equity to assets	12.63	11.72
Dividend payout ratio(5)	4.5	0.7
Book value per common share	$71.47	$66.79	7%
Ratio of earnings to fixed charges and preferred stock dividends	2.54x	3.13x

(1)	See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

(2)
The return on average common stockholders’ equity is calculated using net income less preferred stock dividends divided by average common stockholders’ equity. The return on average total Citigroup stockholders’ equity is calculated using net income divided by average Citigroup stockholders’ equity.

(3)
Citi’s regulatory capital ratios reflect full implementation of the U.S. Basel III rules. Risk-weighted assets are based on the Basel III Advanced Approaches for determining total risk-weighted assets.

(4)	Citi’s Supplementary Leverage ratio reflects full implementation of the U.S. Basel III rules.
(5) Dividends declared per common share as a percentage of net income per diluted share.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
The following tables show the income (loss) and revenues for Citigroup on a segment and business view:
CITIGROUP INCOME

	First Quarter
In millions of dollars	2016	2015	% Change
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$860	$1,153	(25)%
Latin America	156	220	(29)
Asia(1)	215	339	(37)
Total	$1,231	$1,712	(28)%
Institutional Clients Group
North America	$584	$1,027	(43)%
EMEA	399	935	(57)
Latin America	337	375	(10)
Asia	639	637	—
Total	$1,959	$2,974	(34)%
Corporate/Other	$(29)	$(19)	(53)%
Total Citicorp	$3,161	$4,667	(32)%
Citi Holdings	$347	$150	NM
Income from continuing operations	$3,508	$4,817	(27)%
Discontinued operations	$(2)	$(5)	60%
Net income attributable to noncontrolling interests	5	42	(88)%
Citigroup’s net income	$3,501	$4,770	(27)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

NM Not meaningful

CITIGROUP REVENUES

	First Quarter
In millions of dollars	2016	2015	% Change
CITICORP
Global Consumer Banking
North America	$4,874	$5,060	(4)%
Latin America	1,241	1,432	(13)
Asia(1)	1,655	1,810	(9)
Total	$7,770	$8,302	(6)%
Institutional Clients Group
North America	$3,046	$3,391	(10)%
EMEA	2,207	2,900	(24)
Latin America	975	991	(2)
Asia	1,808	1,795	1
Total	$8,036	$9,077	(11)%
Corporate/Other	$274	$212	29%
Total Citicorp	$16,080	$17,591	(9)%
Citi Holdings	$1,475	$2,145	(31)%
Total Citigroup Net Revenues	$17,555	$19,736	(11)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$10,788	$63,444	$82,736	$156,968	$1,321	$—	$158,289
Federal funds sold and securities borrowed or purchased under agreements to resell	125	224,134	—	224,259	834	—	225,093
Trading account assets	5,962	264,092	403	270,457	3,290	—	273,747
Investments	8,413	115,561	223,881	347,855	5,397	—	353,252
Loans, net of unearned income and
allowance for loan losses	265,100	297,874	—	562,974	43,138	—	606,112
Other assets	41,744	83,365	45,422	170,531	13,943	—	184,474
Liquidity assets(4)	52,897	243,928	(301,779)	(4,954)	4,954	—	—
Total assets	$385,029	$1,292,398	$50,663	$1,728,090	$72,877	$—	$1,800,967
Liabilities and equity
Total deposits	$302,672	$607,111	$15,569	$925,352	$9,239	$—	$934,591
Federal funds purchased and securities loaned or sold under agreements to repurchase	3,631	153,552	—	157,183	25	—	157,208
Trading account liabilities	9	134,688	695	135,392	754	—	136,146
Short-term borrowings	225	20,626	32	20,883	10	—	20,893
Long-term debt	1,591	33,458	19,582	54,631	4,065	149,139	207,835
Other liabilities	15,261	79,430	15,684	110,375	5,158	—	115,533
Net inter-segment funding (lending)(3)	61,640	263,533	(2,138)	323,035	53,626	(376,661)	—
Total liabilities	$385,029	$1,292,398	$49,424	$1,726,851	$72,877	$(227,522)	$1,572,206
Total equity	—	—	1,239	1,239	—	227,522	228,761
Total liabilities and equity	$385,029	$1,292,398	$50,663	$1,728,090	$72,877	$—	$1,800,967

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of March 31, 2016. The respective segment information depicts the assets and liabilities managed by each segment as of such date. While this presentation is not defined by GAAP, Citi believes that these non-GAAP financial measures enhance investors’ understanding of the balance sheet components managed by the underlying business segments, as well as the beneficial inter-relationships of the asset and liability dynamics of the balance sheet components among Citi’s business segments.

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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of consumer banking businesses in North America, EMEA, Latin America and Asia) and Institutional Clients Group (which includes Banking and Markets and securities services). Citicorp also includes Corporate/Other. At March 31, 2016, Citicorp had approximately $1.7 trillion of assets and $925 billion of deposits, representing approximately 96% of Citi’s total assets and 99% of Citi’s total deposits.
As previously announced, Citi’s consumer businesses in Argentina, Brazil and Colombia, which previously were reported as part of Latin America GCB, are reported as part of Citi Holdings for all periods as of the first quarter of 2016. In addition, Citi’s consumer businesses in Venezuela and remaining indirect investment in Banco de Chile, also previously reported as part of Latin America GCB, are reported as part of ICG for all periods as of the first quarter of 2016. For additional information, see “Citicorp” in Citi’s 2015 Annual Report on Form 10-K.

	First Quarter
In millions of dollars except as otherwise noted	2016	2015	% Change
Net interest revenue	$10,630	$10,313	3%
Non-interest revenue	5,450	7,278	(25)
Total revenues, net of interest expense	$16,080	$17,591	(9)%
Provisions for credit losses and for benefits and claims
Net credit losses	$1,581	$1,488	6%
Credit reserve build (release)	193	(30)	NM
Provision for loan losses	$1,774	$1,458	22%
Provision for benefits and claims	28	28	—
Provision for unfunded lending commitments	73	(32)	NM
Total provisions for credit losses and for benefits and claims	$1,875	$1,454	29%
Total operating expenses	$9,695	$9,499	2%
Income from continuing operations before taxes	$4,510	$6,638	(32)%
Income taxes	1,349	1,971	(32)
Income from continuing operations	$3,161	$4,667	(32)%
Income (loss) from discontinued operations, net of taxes	(2)	(5)	60
Noncontrolling interests	4	41	(90)
Net income	$3,155	$4,621	(32)%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,728	$1,702	2%
Average assets	1,700	1,719	(1)
Return on average assets	0.75%	1.09%
Efficiency ratio	60%	54%
Total EOP loans	$573	$554	4
Total EOP deposits	$925	$884	5
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical consumer banking businesses that provide traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is a focused on its priority markets of the U.S., Mexico and Asia with 2,703 branches in 19 countries as of March 31, 2016. At March 31, 2016, GCB had approximately $385 billion of assets and $303 billion of deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	First Quarter
In millions of dollars except as otherwise noted	2016	2015	% Change
Net interest revenue	$6,406	$6,461	(1)%
Non-interest revenue	1,364	1,841	(26)
Total revenues, net of interest expense	$7,770	$8,302	(6)%
Total operating expenses	$4,408	$4,305	2%
Net credit losses	$1,370	$1,489	(8)%
Credit reserve build (release)	85	(149)	NM
Provision (release) for unfunded lending commitments	2	—	NM
Provision for benefits and claims	28	28	—
Provisions for credit losses and for benefits and claims	$1,485	$1,368	9%
Income from continuing operations before taxes	$1,877	$2,629	(29)%
Income taxes	646	917	(30)
Income from continuing operations	$1,231	$1,712	(28)%
Noncontrolling interests	2	(4)	NM
Net income	$1,229	$1,716	(28)%
Balance Sheet data (in billions of dollars)
Average assets	$378	$380	(1)%
Return on average assets	1.31%	1.83%
Efficiency ratio	57%	52%
Total EOP assets	$385	$374	3
Average deposits	296	298	(1)
Net credit losses as a percentage of average loans	2.03%	2.21%
Revenue by business
Retail banking	$3,216	$3,538	(9)%
Cards(1)	4,554	4,764	(4)
Total	$7,770	$8,302	(6)%
Income from continuing operations by business
Retail banking	$317	$579	(45)%
Cards(1)	914	1,133	(19)
Total	$1,231	$1,712	(28)%
Table continues on next page.

Foreign currency (FX) translation impact
Total revenue—as reported	$7,770	$8,302	(6)%
Impact of FX translation(2)	—	(295)
Total revenues—ex-FX(3)	$7,770	$8,007	(3)%
Total operating expenses—as reported	$4,408	$4,305	2%
Impact of FX translation(2)	—	(142)
Total operating expenses—ex-FX(3)	$4,408	$4,163	6%
Total provisions for LLR & PBC—as reported	$1,485	$1,368	9%
Impact of FX translation(2)	—	(64)
Total provisions for LLR & PBC—ex-FX(3)	$1,485	$1,304	14%
Net income—as reported	$1,229	$1,716	(28)%
Impact of FX translation(2)	—	(61)
Net income—ex-FX(3)	$1,229	$1,655	(26)%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2016 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
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
As of March 31, 2016, North America GCB’s 729 retail bank branches are concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of March 31, 2016, North America GCB had approximately 10.8 million retail banking customer accounts, $53.5 billion of retail banking loans and $183.7 billion of deposits. In addition, North America GCB had approximately 111.9 million Citi-branded and Citi retail services credit card accounts, with $107.4 billion in outstanding card loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2016	2015
Net interest revenue	$4,442	$4,336	2%
Non-interest revenue	432	724	(40)
Total revenues, net of interest expense	$4,874	$5,060	(4)%
Total operating expenses	$2,506	$2,341	7%
Net credit losses	$932	$960	(3)%
Credit reserve build (release)	79	(99)	NM
Provision for unfunded lending commitments	1	1	—
Provisions for benefits and claims	9	10	(10)
Provisions for credit losses and for benefits and claims	$1,021	$872	17%
Income from continuing operations before taxes	$1,347	$1,847	(27)%
Income taxes	487	694	(30)
Income from continuing operations	$860	$1,153	(25)%
Noncontrolling interests	—	1	(100)
Net income	$860	$1,152	(25)%
Balance Sheet data (in billions of dollars)
Average assets	$212	$208	2%
Return on average assets	1.63%	2.25%
Efficiency ratio	51%	46%
Average deposits	$180.6	$180.4	—
Net credit losses as a percentage of average loans	2.32%	2.50%
Revenue by business
Retail banking	$1,307	$1,414	(8)%
Citi-branded cards	1,880	2,009	(6)
Citi retail services	1,687	1,637	3
Total	$4,874	$5,060	(4)%
Income from continuing operations by business
Retail banking	$98	$210	(53)%
Citi-branded cards	366	539	(32)
Citi retail services	396	404	(2)
Total	$860	$1,153	(25)%

NM Not meaningful

1Q16 vs. 1Q15
Net income decreased by 25% due to lower revenues, higher expenses and a net loan loss reserve build, partially offset by lower net credit losses.
Revenues decreased 4%, reflecting lower revenues in retail banking and Citi-branded cards, partially offset by higher revenues in Citi retail services.
Retail banking revenues decreased 8%. Excluding the previously-disclosed $110 million gain on sale of branches in Texas in the prior-year period, revenues were largely unchanged as continued growth in average loans (11%), average checking deposits (6%) and deposit spreads were offset by lower mortgage gain on sale revenues largely reflecting lower mortgage refinance activity and lower margins. Consistent with GCB’s strategy, North America GCB closed or sold 51 branches during the current quarter (a 7% decline from year-end 2015).
Cards revenues decreased 2%. In Citi-branded cards, revenues decreased 6%, primarily reflecting the continued increased acquisition and rewards costs as well as the continued impact of high customer payment rates. The continued investment spending in Citi-branded cards has resulted, in part, in growth in average active accounts (4%), average loans (1%) and purchase sales (12%).
Citi retail services revenues increased 3% due to gains on sales of two small cards portfolios, partially offset by higher contractual partner payments. Purchase sales increased 2% while average loans were largely unchanged, despite the impact of the card portfolio sales.
Expenses increased 7%, primarily due to higher repositioning charges and the continued investment spending (including marketing, among other areas), higher volume-related expenses and higher regulatory and compliance costs, partially offset by ongoing cost reduction initiatives, including as a result of the branch rationalization strategy.
Provisions increased 17%, largely due to a net loan loss reserve build (approximately $80 million), compared to a loan loss reserve release in the prior-year period, partially offset by lower net credit losses (3%). The decline in net credit losses was primarily due to Citi-branded cards (down 8% to $455 million). The net loan loss reserve build was driven by energy and energy-related exposures in the commercial banking portfolio within retail banking. (For additional information on Citi’s energy and energy-related exposures within commercial banking within GCB, see “Credit Risk—Commercial Credit”

below.)
North America GCB continues to expect to make additional investments in its U.S. cards businesses during the remainder of 2016, including investments in connection with Citi’s planned acquisition of the Costco portfolio, the closing of which is currently expected to occur in June 2016, as well as the impact of renewing certain important partnership programs in a competitive environment (see also “Risk Factors—Operational Risks” in Citi’s 2015 Annual Report on Form 10-K). While North America GCB believes these investments are necessary for the growth of its U.S. cards businesses, they will continue to reduce the pretax earnings of the businesses during the remainder of 2016.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses in Mexico through Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank.
At March 31, 2016, Latin America GCB had 1,493 retail branches, with approximately 27.9 million retail banking customer accounts, $20.1 billion in retail banking loans and $28.3 billion in deposits. In addition, the business had approximately 5.6 million Citi-branded card accounts with $5.3 billion in outstanding loan balances. As discussed above, Citi’s consumer businesses in Argentina, Brazil and Colombia are reported as part of Citi Holdings for all periods as of the first quarter of 2016.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2016	2015
Net interest revenue	$863	$990	(13)%
Non-interest revenue	378	442	(14)
Total revenues, net of interest expense	$1,241	$1,432	(13)%
Total operating expenses	$720	$797	(10)%
Net credit losses	$278	$356	(22)%
Credit reserve build (release)	17	(8)	NM
Provision (release) for unfunded lending commitments	1	(3)	NM
Provision for benefits and claims	19	18	6
Provisions for credit losses and for benefits and claims (LLR & PBC)	$315	$363	(13)%
Income from continuing operations before taxes	$206	$272	(24)%
Income taxes	50	52	(4)
Income from continuing operations	$156	$220	(29)%
Noncontrolling interests	1	—	100
Net income	$155	$220	(30)%
Balance Sheet data (in billions of dollars)
Average assets	$50	$57	(12)%
Return on average assets	1.25%	1.57%
Efficiency ratio	58%	56%
Average deposits	$27.8	$29.3	(5)
Net credit losses as a percentage of average loans	4.53%	5.25%
Revenue by business
Retail banking	$868	$972	(11)%
Citi-branded cards	373	460	(19)
Total	$1,241	$1,432	(13)%
Income from continuing operations by business
Retail banking	$99	$148	(33)%
Citi-branded cards	57	72	(21)
Total	$156	$220	(29)%
FX translation impact
Total revenues—as reported	$1,241	$1,432	(13)%
Impact of FX translation(1)	—	(217)
Total revenues—ex-FX(2)	$1,241	$1,215	2%
Total operating expenses—as reported	$720	$797	(10)%
Impact of FX translation(1)	—	(87)
Total operating expenses—ex-FX(2)	$720	$710	1%
Provisions for LLR & PBC—as reported	$315	$363	(13)%
Impact of FX translation(1)	—	(56)
Provisions for LLR & PBC—ex-FX(2)	$315	$307	3%
Net income—as reported	$155	$220	(30)%
Impact of FX translation(1)	—	(57)
Net income—ex-FX(2)	$155	$163	(5)%

(1)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2016 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not Meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q16 vs. 1Q15
Net income decreased 5% as higher expenses and a net loan loss reserve build were partially offset by higher revenues and lower net credit losses.
Revenues increased 2%, primarily due to volume growth in retail banking and cards purchase sales, partially offset by lower revenues from business divestitures as well as continued declines in card balances. Revenues were also impacted by continued slow economic growth in Mexico.
Retail banking revenues increased 5%, primarily due to the volume growth, including an increase in average loans (9%), average deposits (11%) and deposit spreads, partially offset by a decline in loan spreads. Cards revenues decreased 4%, driven by continued higher payment rates resulting from the business’ focus on higher credit quality customers which also drove a decline in average loans (3%). These declines were partially offset by growth in purchase sales (7%). Latin America GCB expects the cards payment rates and revenues to continue to remain under pressure during the remainder of 2016.
Expenses increased 1%, primarily due to higher technology investments, volume-related costs, higher repositioning charges and higher compensation expense, partially offset by lower legal and related costs, the impact of business divestitures and ongoing efficiency savings.
Provisions increased 3% as a net loan loss reserve build was partially offset by lower net credit losses. Net credit losses decreased 8%, largely reflecting lower net credit losses incurred in the cards portfolio due the focus on higher credit quality customers. The net loan loss reserve build increased $27 million, primarily due to lower releases related to the commercial banking portfolio and cards.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. As of March 31, 2016, Citi’s most significant revenues in the region were from Singapore, Hong Kong, Korea, India, Australia, Taiwan, Indonesia, Malaysia, Thailand and the Philippines. In addition, for reporting purposes, Asia GCB includes the results of operations of EMEA GCB, which provides traditional retail banking and Citi-branded card products to retail customers, primarily in Poland, Russia and the United Arab Emirates.
At March 31, 2016, on a combined basis, the businesses had 481 retail branches, approximately 17.2 million retail banking customer accounts, $68.7 billion in retail banking loans and $90.7 billion in deposits. In addition, the businesses had approximately 16.6 million Citi-branded card accounts with $17.6 billion in outstanding loan balances.

	First Quarter		% Change
In millions of dollars, except as otherwise noted(1)	2016	2015
Net interest revenue	$1,101	$1,135	(3)%
Non-interest revenue	554	675	(18)
Total revenues, net of interest expense	$1,655	$1,810	(9)%
Total operating expenses	$1,182	$1,167	1%
Net credit losses	$160	$173	(8)%
Credit reserve build (release)	(11)	(42)	74
Provision (release) for unfunded lending commitments	—	2	(100)
Provisions for credit losses	$149	$133	12%
Income from continuing operations before taxes	$324	$510	(36)%
Income taxes	109	171	(36)
Income from continuing operations	$215	$339	(37)%
Noncontrolling interests	1	(5)	NM
Net income	$214	$344	(38)%
Balance Sheet data (in billions of dollars)
Average assets	$116	$115	1%
Return on average assets	0.74%	1.21%
Efficiency ratio	71%	64%
Average deposits	$87.2	$88.2	(1)
Net credit losses as a percentage of average loans	0.76%	0.78%
Revenue by business
Retail banking	$1,041	$1,152	(10)%
Citi-branded cards	614	658	(7)
Total	$1,655	$1,810	(9)%
Income from continuing operations by business
Retail banking	$120	$221	(46)%
Citi-branded cards	95	118	(19)
Total	$215	$339	(37)%

FX translation impact
Total revenues—as reported	$1,655	$1,810	(9)%
Impact of FX translation(2)	—	(78)
Total revenues—ex-FX(3)	$1,655	$1,732	(4)%
Total operating expenses—as reported	$1,182	$1,167	1%
Impact of FX translation(2)	—	(55)
Total operating expenses—ex-FX(3)	$1,182	$1,112	6%
Provisions for loan losses—as reported	$149	$133	12%
Impact of FX translation(2)	—	(8)
Provisions for loan losses—ex-FX(3)	$149	$125	19%
Net income—as reported	$214	$344	(38)%
Impact of FX translation(2)	—	(4)
Net income—ex-FX(3)	$214	$340	(37)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the first quarter of 2016 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

NM	Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

1Q16 vs. 1Q15
Net income decreased 37% due to lower revenues, higher expenses and higher cost of credit.
Revenues decreased 4%, primarily due to a slowdown in investment sales within the wealth management business reflecting lower customer transaction activity as well as the continued, albeit abating, impact of regulatory changes in cards, partially offset by volume growth.
Retail banking revenues decreased 6%, mainly due to the decline in investment sales revenue, particularly in Singapore, Hong Kong, China, India and Taiwan, reflecting the weaker customer sentiment due to slower economic growth and market volatility during the current quarter. This decline in revenues was partially offset by growth in deposit products (3% increase in average deposits).
Cards revenues decreased 2%, primarily due to spread compression reflecting the ongoing impact of regulatory changes, particularly in Singapore, Taiwan, Malaysia, Indonesia, Hong Kong and Australia. Although cards purchase sales growth slowed during the current quarter (3%) due to the market environment, stabilizing payment rates contributed to continued growth in average loans (4%).
Expenses increased 6%, primarily due to repositioning charges in the current quarter, higher investment spending and compensation expense, partially offset by efficiency savings.
Provisions increased 19%, primarily due to a higher net loan loss reserve release in the prior-year period. Overall credit quality remained stable across the region.

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
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in over 95 countries and jurisdictions. At March 31, 2016, ICG had approximately $1.3 trillion of assets and $607 billion of deposits, while two of its businesses, securities services and issuer services, managed approximately $14.8 trillion of assets under custody compared to $15.5 trillion at the end of the prior-year period. The decline in assets under custody from the prior-year period was primarily due to the impact of FX translation and a decline in market volumes.

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2016	2015
Commissions and fees	$1,003	$997	1%
Administration and other fiduciary fees	597	613	(3)%
Investment banking	740	1,134	(35)%
Principal transactions	1,574	2,197	(28)%
Other(1)	(8)	257	NM
Total non-interest revenue	$3,906	$5,198	(25)%
Net interest revenue (including dividends)	4,130	3,879	6%
Total revenues, net of interest expense	$8,036	$9,077	(11)%
Total operating expenses	$4,869	$4,652	5%
Net credit losses	$211	$(1)	NM
Credit reserve build	108	119	(9)%
Provision (release) for unfunded lending commitments	71	(32)	NM
Provisions for credit losses	$390	$86	NM
Income from continuing operations before taxes	$2,777	$4,339	(36)%
Income taxes	818	1,365	(40)%
Income from continuing operations	$1,959	$2,974	(34)%
Noncontrolling interests	10	35	(71)%
Net income	$1,949	$2,939	(34)%
Average assets (in billions of dollars)	$1,271	$1,279	(1)%
Return on average assets	0.62%	0.93%
Efficiency ratio	61%	51%
Revenues by region
North America	$3,046	$3,391	(10)%
EMEA	2,207	2,900	(24)%
Latin America	975	991	(2)%
Asia	1,808	1,795	1%
Total	8,036	9,077	(11)%

Income from continuing operations by region
North America	$584	$1,027	(43)%
EMEA	399	935	(57)%
Latin America	337	375	(10)%
Asia	639	637	—%
Total	1,959	2,974	(34)%
Average loans by region (in billions of dollars)
North America	$129	$117	10%
EMEA	63	60	5%
Latin America	43	40	8%
Asia	60	62	(3)%
Total	$295	$279	6%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$415	$386	8%
All other ICG businesses	192	185	4%
Total	$607	$571	6%

(1)
First quarter of 2016 includes a charge of approximately $180 million reflecting the write down of virtually all of Citi’s net investment in Venezuela as a result of changes in the exchange rate during the quarter (see “Country Risk” below).

NM Not Meaningful

ICG Revenue Details—Excluding CVA/DVA and Gain/(Loss) on Loan Hedges(1)

	First Quarter		% Change
In millions of dollars	2016	2015
Investment banking revenue details
Advisory	$227	$295	(23)%
Equity underwriting	118	231	(49)
Debt underwriting	530	676	(22)
Total investment banking	$875	$1,202	(27)%
Treasury and trade solutions	1,951	1,890	3
Corporate lending—excluding gain (loss) on loan hedges(2)	455	476	(4)
Private bank	746	709	5
Total banking revenues (ex-CVA/DVA and gain (loss) on loan hedges)(1)	$4,027	$4,277	(6)%
Corporate lending—gain/(loss) on loan hedges(2)	$(66)	$52	NM
Total banking revenues (ex-CVA/DVA and including gain (loss) on loan hedges)(1)	$3,961	$4,329	(9)%
Fixed income markets	$3,085	$3,484	(11)%
Equity markets	706	867	(19)
Securities services	562	543	3
Other(3)	(278)	(77)	NM
Total Markets and securities services (ex-CVA/DVA)(1)	$4,075	$4,817	(15)%
Total ICG (ex-CVA/DVA)	$8,036	$9,146	(12)%
CVA/DVA (excluded as applicable in lines above)	—	(69)	100%
Fixed income markets	—	(75)	100%
Equity markets	—	3	(100)
Private bank	—	3	(100)
Total revenues, net of interest expense	$8,036	$9,077	(11)%

(1)	Excludes CVA/DVA in the first quarter of 2015, consistent with previous presentations. For additional information, see Notes 1 and 22 to the Consolidated Financial Statements.

(2)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection.

(3)
First quarter of 2016 includes a charge of approximately $180 million reflecting the write down of virtually all of Citi’s net investment in Venezuela as a result of changes in the exchange rate during the quarter (see “Country Risk” below).

NM Not meaningful

The discussion of the results of operations for ICG below excludes the impact of CVA/DVA for the first quarter of 2015. Presentations of the results of operations, excluding the impact of CVA/DVA and the impact of gains/(losses) on hedges on accrual loans, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

1Q16 vs. 1Q15
Net income decreased 35%, primarily driven by lower revenues, higher expenses and higher credit costs.

•
Revenues decreased 12%, reflecting lower revenues in Markets and securities services (decrease of 15%) and lower revenues in Banking (decrease of 9%, decrease of 6% excluding the gains/(losses) on hedges on accrual loans), particularly the market-sensitive businesses of fixed income and equity markets and investment banking. Citi expects revenues in ICG, particularly in its Markets and securities services businesses, will likely continue to reflect the overall market environment.

Within Banking:

•
Investment banking revenues decreased 27%, largely reflecting an industry-wide slowdown in activity levels, particularly in North America. Advisory revenues decreased 23%, reflecting strong performance in the prior-year period and lower market activity. Equity underwriting revenues decreased 49% driven by the lower market activity and a decline in wallet share resulting from continued share fragmentation. Debt underwriting revenues decreased 22%, primarily due to a 21% decline in market activity.

•
Treasury and trade solutions revenues increased 3%. Excluding the impact of FX translation, revenues increased 8% as continued growth in deposit balances in EMEA, Asia and Latin America and improved spreads, particularly in North America, were partially offset by continued declines in trade balances and spreads, particularly Asia and EMEA. End-of-period deposit balances increased 8% (also 8% excluding the impact of FX translation), while average trade loans decreased 2% (unchanged excluding the impact of FX translation), as the business maintained origination volumes while reducing lower spread assets and increasing asset sales to optimize returns.

•
Corporate lending revenues decreased 26%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues decreased 4%. Excluding the impact of FX translation and gains/(losses) on hedges on accrual loans, revenues decreased 2% as the absence of positive mark-to-market adjustments compared to the prior-year period was partially offset by continued growth in average loan balances.

•
Private bank revenues increased 5%, reflecting strength in North America and EMEA, primarily due to growth in loan volumes and deposit balances, partially offset by lower capital markets activity, particularly in Asia.

Within Markets and securities services:

•
Fixed income markets revenues decreased 11%, driven by EMEA, primarily due to lower activity levels and a less favorable environment due to macroeconomic uncertainty. The decrease in revenues resulted from a decline in spread products revenues (credit markets and securitized markets, partially offset by municipals), as well as lower commodities revenues. This decline was partially offset by continued strength in rates and currencies revenues (increase of 5%), particularly during the latter part of the current quarter, due to higher revenues in overall G10 products, partially offset by local markets.

•
Equity markets revenues decreased 19%, driven by North America, EMEA and Asia, primarily reflecting the impact of lower volumes in cash equities as well as weaker trading performance in derivatives, partially offset by strength in prime finance.

•	Securities services revenues increased 3%, primarily reflecting a modest gain on sale of a private equity fund services business, partially offset by the impact of FX translation.

Expenses increased 5% as higher legal and related costs and repositioning charges, investment spending and regulatory and compliance costs were partially offset by lower compensation expense and the impact of FX translation.
Provisions increased $304 million to $390 million, primarily reflecting net credit losses of $211 million (negative $1 million in the prior-year period) and a net loan loss reserve build of $179 million ($87 million in the period-year period). This higher cost of credit included approximately $115 million of net credit losses and an approximately $260 million net loan loss reserve build related to energy and energy-related exposures, largely due to continued low oil prices in the current quarter as well as the impact of regulatory guidance. (For additional information on Citi’s corporate energy and energy-related exposures, see “Credit Risk—Corporate Credit” below.)
Cost of credit in ICG during the remainder of 2016 will largely depend on the price of oil and other commodity prices, any additional potential impact of regulatory guidance as well as macroeconomic conditions. To the extent oil prices remain low, or deteriorate further, ICG expects to incur additional loan loss reserve builds and net credit losses in its corporate energy and energy-related portfolios, which would likely be significant, and Citi’s corporate non-accrual loans would be negatively impacted. Such events as well as macroeconomic conditions would also negatively impact Citi’s other corporate credit portfolios.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At March 31, 2016, Corporate/Other had $51 billion of assets, or 3% of Citigroup’s total assets.

	First Quarter		% Change
In millions of dollars	2016	2015
Net interest revenue	$94	$(27)	NM
Non-interest revenue	180	239	(25)
Total revenues, net of interest expense	$274	$212	29%
Total operating expenses	$418	$542	(23)%
Provisions for loan losses and for benefits and claims	—	—	—%
Loss from continuing operations before taxes	$(144)	$(330)	56%
Income taxes (benefits)	(115)	(311)	63%
Income (loss) from continuing operations	$(29)	$(19)	(53)%
Income (loss) from discontinued operations, net of taxes	(2)	(5)	60%
Net income (loss) before attribution of noncontrolling interests	$(31)	$(24)	(29)%
Noncontrolling interests	(8)	10	NM
Net income (loss)	$(23)	$(34)	32%
NM Not meaningful

1Q16 vs. 1Q15
The net loss was $23 million, compared to a net loss of $34 million in the prior-year period, largely reflecting lower expenses and higher revenues.
Revenues increased 29%, primarily due to higher investment income.
Expenses decreased 23%, largely driven by lower legal and related expenses and the impact of FX translation, partially offset by higher repositioning charges and higher regulatory and compliance costs.

CITI HOLDINGS
Citi Holdings contains the remaining businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. Consistent with this determination, as of the first quarter of 2016, Citi’s consumer businesses in Argentina, Brazil and Colombia are reported as part of Citi Holdings for all periods.
As of March 31, 2016, Citi Holdings assets were approximately $73 billion, a decrease of 44% year-over-year and 10% from December 31, 2015. The decline in assets of $8 billion from December 31, 2015 primarily consisted of divestitures and run-off. As of March 31, 2016, Citi had signed agreements to reduce Citi Holdings GAAP assets by an additional $10 billion, the significant majority of which are expected to be completed during the remainder of 2016, subject to regulatory approvals and other closing conditions.
Also as of March 31, 2016, consumer assets in Citi Holdings were approximately $62 billion, or approximately 85% of Citi Holdings assets. Of the consumer assets, approximately $36 billion, or 58%, consisted of North America mortgages (residential first mortgages and home equity loans). As of March 31, 2016, Citi Holdings represented approximately 4% of Citi’s GAAP assets and 11% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

	First Quarter		% Change
In millions of dollars, except as otherwise noted	2016	2015
Net interest revenue	$597	$1,259	(53)%
Non-interest revenue	878	886	(1)
Total revenues, net of interest expense	$1,475	$2,145	(31)%
Provisions for credit losses and for benefits and claims
Net credit losses	$143	$469	(70)%
Credit reserve release	(31)	(172)	82
Provision for loan losses	$112	$297	(62)%
Provision for benefits and claims	60	169	(64)
Release for unfunded lending commitments	(2)	(5)	60
Total provisions for credit losses and for benefits and claims	$170	$461	(63)%
Total operating expenses	$828	$1,385	(40)%
Income from continuing operations before taxes	$477	$299	60%
Income taxes	130	149	(13)
Income from continuing operations	$347	$150	NM
Noncontrolling interests	1	1	—%
Net income	$346	$149	NM
Total revenues, net of interest expense (excluding CVA/DVA)(1)
Total revenues—as reported	$1,475	$2,145	(31)%
CVA/DVA	—	(4)	100
Total revenues-excluding CVA/DVA(1)	$1,475	$2,149	(31)%
Balance sheet data (in billions of dollars)
Average assets	$78	$134	(42)%
Return on average assets	1.78%	0.45%
Efficiency ratio	56%	65%
Total EOP assets	$73	$130	(44)%
Total EOP loans	45	67	(32)
Total EOP deposits	9	16	(42)

(1)	Excludes CVA/DVA in the first quarter of 2015, consistent with previous presentations. For additional information, see Notes 1 and 22 to the Consolidated Financial Statements.
NM Not meaningful

The discussion of the results of operations for Citi Holdings below excludes the impact of CVA/DVA for the first quarter of 2015. Presentations of the results of operations, excluding the impact of CVA/DVA, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

1Q16 vs. 1Q15
Net income was $346 million, compared to $152 million in the prior-year period, primarily due to lower expenses and lower net credit losses, partially offset by lower revenues and a lower net loan loss reserve release. Given the significant asset sales and declines in overall Citi Holdings’ assets to date, as well as the higher level of net gains from asset sales in the current quarter (see below), Citi Holdings does not expect to generate the same level of net income as in the current quarter and expects to largely “break even” during the remainder of 2016.
Revenues decreased 31%, primarily driven by the overall wind-down of the portfolio, partially offset by higher net gains on asset sales in the current quarter.
Expenses declined 40%, primarily due to the ongoing decline in assets and lower legal and related costs, partially offset by higher repositioning costs.
Provisions decreased 63%, driven by lower net credit losses, partially offset by a lower net loss reserve release. Net credit losses declined 70%, primarily due to overall lower asset levels as well as continued improvements in North America mortgages. The net reserve release decreased 81% to $33 million, primarily due to the impact of asset sales.

OFF-BALANCE SHEET ARRANGEMENTS

The table below shows where a discussion of Citi’s various off-balance sheet arrangements may be found in this Form 10-Q. For additional information on Citi’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” and Notes 1, 22 and 27 to the Consolidated Financial Statements in Citigroup’s 2015 Annual Report on Form 10-K.

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

CAPITAL RESOURCES
Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market, and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, noncumulative perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During the first quarter of 2016, Citi continued to raise capital through a noncumulative perpetual preferred stock issuance amounting to approximately $1.0 billion, resulting in a total of approximately $17.8 billion outstanding as of March 31, 2016. In addition, during the first quarter of 2016, Citi returned a total of approximately $1.5 billion of capital to common shareholders in the form of share repurchases (approximately 31 million common shares) and dividends.
Further, Citi’s capital levels may also be affected by changes in accounting and regulatory standards as well as the impact of future events on Citi’s business results, such as corporate and asset dispositions.

Capital Management
Citigroup’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with each entity’s respective risk profile, management targets, and all applicable regulatory standards and guidelines. For additional information regarding Citi’s capital management, see “Capital Resources—Capital Management” in Citigroup’s 2015 Annual Report on Form 10-K.

Capital Planning and Stress Testing
Citi is subject to an annual assessment by the Federal Reserve Board as to whether Citi has effective capital planning processes as well as sufficient regulatory capital to absorb losses during stressful economic and financial conditions, while also meeting obligations to creditors and counterparties and continuing to serve as a credit intermediary. This annual assessment includes two related programs: The Comprehensive Capital Analysis and Review (CCAR) and Dodd-Frank Act Stress Testing (DFAST). For additional information regarding Citi’s capital planning and stress testing, see “Capital Resources—Current Regulatory Capital Standards— Capital Planning and Stress Testing” and “Risk Factors—Regulatory Risks” in Citigroup’s 2015 Annual Report on Form 10-K.

Current Regulatory Capital Standards
Citi is subject to regulatory capital standards issued by the Federal Reserve Board which constitute the U.S. Basel III rules. These rules establish an integrated capital adequacy framework, encompassing both risk-based capital ratios and leverage ratios. For additional information regarding the risk-based capital ratios, Tier 1 Leverage ratio, and Supplementary Leverage ratio, see “Capital Resources—Current Regulatory Capital Standards” in Citigroup’s 2015 Annual Report on Form 10-K.

GSIB Surcharge
The Federal Reserve Board also adopted a rule which imposes a risk-based capital surcharge upon U.S. bank holding companies that are identified as global systemically important bank holding companies (GSIBs), including Citi. GSIB surcharges under the rule initially range from 1.0% to 4.5% of total risk-weighted assets. Citi’s initial GSIB surcharge effective January 1, 2016 is 3.5%. However, Citi’s efforts in addressing quantitative measures of its systemic importance have resulted in a reduction of Citi’s estimated GSIB surcharge to 3%, effective January 1, 2017. For additional information regarding the identification of a GSIB and the methodology for annually determining the GSIB surcharge, see “Capital Resources—Current Regulatory Capital Standards—GSIB Surcharge” in Citigroup’s 2015 Annual Report on Form 10-K.

Transition Provisions
The U.S. Basel III rules contain several differing, largely multi-year transition provisions (i.e., “phase-ins” and “phase-outs”). Citi considers all of these transition provisions as being fully implemented on January 1, 2019 (full implementation). For additional information regarding the transition provisions under the U.S. Basel III rules, including with respect to the GSIB surcharge, see “Capital Resources—Current Regulatory Capital Standards—Transition Provisions” in Citigroup’s 2015 Annual Report on Form 10-K.

Citigroup’s Capital Resources Under Current Regulatory Standards
During 2015 and thereafter, Citi is required to maintain stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios of 4.5%, 6% and 8%, respectively. Citi’s effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2016, inclusive of the 25% phase-in of both the 2.5% Capital Conservation Buffer and 3.5% GSIB surcharge (all of which is to be composed of Common Equity Tier 1 Capital), are 6%, 7.5%, and 9.5%, respectively. Citi’s effective and stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2015 were equivalent at 4.5%, 6%, and 8%, respectively.

Furthermore, to be “well capitalized” under current federal bank regulatory agency definitions, a bank holding company must have a Tier 1 Capital ratio of at least 6%, a Total Capital ratio of at least 10%, and not be subject to a Federal Reserve Board directive to maintain higher capital levels.
The following table sets forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of March 31, 2016 and December 31, 2015.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	March 31, 2016		December 31, 2015
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$169,924	$169,924	$173,862	$173,862
Tier 1 Capital	178,091	178,091	176,420	176,420
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	201,658	214,472	198,746	211,115
Total Risk-Weighted Assets	1,210,107	1,148,945	1,190,853	1,138,711
Common Equity Tier 1 Capital ratio(2)	14.04%	14.79%	14.60%	15.27%
Tier 1 Capital ratio(2)	14.72	15.50	14.81	15.49
Total Capital ratio(2)	16.66	18.67	16.69	18.54

In millions of dollars, except ratios	March 31, 2016	December 31, 2015
Quarterly Adjusted Average Total Assets(3)	$1,724,940	$1,732,933
Total Leverage Exposure(4)	2,305,454	2,326,072
Tier 1 Leverage ratio	10.32%	10.18%
Supplementary Leverage ratio	7.72	7.58

(1)
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

(2)
As of March 31, 2016 and December 31, 2015, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at March 31, 2016 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of March 31, 2016.

Components of Citigroup Capital Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	March 31, 2016	December 31, 2015
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$209,947	$205,286
Add: Qualifying noncontrolling interests	297	369
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities AFS, net of tax(2)(3)	451	(544)
Less: Defined benefit plans liability adjustment, net of tax(3)	(2,232)	(3,070)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(4)	(300)	(617)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	337	176
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(6)	21,935	21,980
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(3)	1,999	1,434
Less: Defined benefit pension plan net assets(3)	522	318
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(7)	14,048	9,464
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(3)(7)(8)	3,560	2,652
Total Common Equity Tier 1 Capital	$169,924	$173,862
Additional Tier 1 Capital
Qualifying perpetual preferred stock(1)	$17,575	$16,571
Qualifying trust preferred securities(9)	1,366	1,707
Qualifying noncontrolling interests	18	12
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	225	265
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(10)	228	229
Less: Defined benefit pension plan net assets(3)	348	476
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(7)	9,366	14,195
Less: Permitted ownership interests in covered funds(11)	625	567
Total Additional Tier 1 Capital	$8,167	$2,558
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$178,091	$176,420
Tier 2 Capital
Qualifying subordinated debt(12)	$22,664	$21,370
Qualifying trust preferred securities(9)	337	—
Qualifying noncontrolling interests	25	17
Excess of eligible credit reserves over expected credit losses(13)	766	1,163
Regulatory Capital Adjustment and Deduction:
Add: Unrealized gains on AFS equity exposures includable in Tier 2 Capital	3	5
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(10)	228	229
Total Tier 2 Capital	$23,567	$22,326
Total Capital (Tier 1 Capital + Tier 2 Capital)	$201,658	$198,746

Citigroup Risk-Weighted Assets Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	March 31, 2016	December 31, 2015
Credit Risk(14)	$807,758	$791,036
Market Risk	77,349	74,817
Operational Risk	325,000	325,000
Total Risk-Weighted Assets	$1,210,107	$1,190,853

(1)
Issuance costs of $178 million and $147 million related to preferred stock outstanding at March 31, 2016 and December 31, 2015, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)
In addition, includes the net amount of unamortized loss on HTM securities. This amount relates to securities that were previously transferred from AFS to HTM, and non-credit related factors such as changes in interest rates and liquidity spreads for HTM securities with other-than-temporary impairment.

(3)
The transition arrangements for significant regulatory capital adjustments and deductions impacting Common Equity Tier 1 Capital and/or Additional Tier 1 Capital are set forth in the chart entitled “Basel III Transition Arrangements: Significant Regulatory Capital Adjustments and Deductions”, as presented in Citigroup’s 2015 Annual Report on Form 10-K.

(4)
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

(6)	Includes goodwill “embedded” in the valuation of significant common stock investments in unconsolidated financial institutions.

(7)
Of Citi’s approximately $46.3 billion of net DTAs at March 31, 2016, approximately $21.0 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $25.3 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net DTAs was an aggregate of approximately $27.0 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which $17.6 billion were deducted from Common Equity Tier 1 Capital and $9.4 billion were deducted from Additional Tier 1 Capital. Serving to reduce the approximately $27.0 billion of aggregate excluded net DTAs was approximately $1.7 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital.

(8)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At March 31, 2016 and December 31, 2015, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

(9)
Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules, as well as non-grandfathered trust preferred securities which are eligible for inclusion in Tier 1 Capital during 2015 in an amount up to 25% of the aggregate outstanding principal amounts of such issuances as of January 1, 2014. The remaining 75% of non-grandfathered trust preferred securities are eligible for inclusion in Tier 2 Capital during 2015 in accordance with the transition arrangements for non-qualifying capital instruments under the U.S. Basel III rules. As of December 31, 2015, however, the entire amount of non-grandfathered trust preferred securities was included within Tier 1 Capital, as the amounts outstanding did not exceed the respective threshold for exclusion from Tier 1 Capital. Effective January 1, 2016, non-grandfathered trust preferred securities are not eligible for inclusion in Tier 1 Capital, but are eligible for inclusion in Tier 2 Capital subject to full phase-out by January 1, 2022. During 2016, non-grandfathered trust preferred securities are eligible for inclusion in Tier 2 Capital in an amount up to 60% of the aggregate outstanding principal amounts of such issuances as of January 1, 2014.

(10)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(11)
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

(12)
Under the transition arrangements of the U.S. Basel III rules, non-qualifying subordinated debt issuances which consist of those with a fixed-to-floating rate step-up feature where the call/step-up date has not passed are eligible for inclusion in Tier 2 Capital during 2015 up to 25% of the aggregate outstanding principal amounts of such issuances as of January 1, 2014. Effective January 1, 2016, non-qualifying subordinated debt issuances are not eligible for inclusion in Tier 2 Capital.

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

Citigroup Capital Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended March 31, 2016
Common Equity Tier 1 Capital
Balance, beginning of period	$173,862
Net income	3,501
Common and preferred dividends declared	(359)
Net increase in treasury stock	(547)
Net decrease in common stock and additional paid-in capital(1)	(667)
Net increase in foreign currency translation adjustment net of hedges, net of tax	654
Net increase in unrealized gains on securities AFS, net of tax(2)	1,039
Net increase in defined benefit plans liability adjustment, net of tax(2)	(1,303)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	32
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	45
Net increase in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	(565)
Net increase in defined benefit pension plan net assets	(204)
Net increase in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	(4,584)
Net increase in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	(908)
Other	(72)
Net decrease in Common Equity Tier 1 Capital	$(3,938)
Common Equity Tier 1 Capital Balance, end of period	$169,924
Additional Tier 1 Capital
Balance, beginning of period	$2,558
Net increase in qualifying perpetual preferred stock(3)	1,004
Net decrease in qualifying trust preferred securities	(341)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	40
Net decrease in defined benefit pension plan net assets	128
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	4,829
Net increase in permitted ownership interests in covered funds	(58)
Other	7
Net increase in Additional Tier 1 Capital	$5,609
Tier 1 Capital Balance, end of period	$178,091
Tier 2 Capital
Balance, beginning of period	$22,326
Net increase in qualifying subordinated debt	1,294
Net increase in qualifying trust preferred securities	337
Net decrease in excess of eligible credit reserves over expected credit losses	(397)
Other	7
Net increase in Tier 2 Capital	$1,241
Tier 2 Capital Balance, end of period	$23,567
Total Capital (Tier 1 Capital + Tier 2 Capital)	$201,658

(1)
Issuance costs of $31 million related to preferred stock issued during the three months ended March 31, 2016 are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)	Presented net of the impact of transition arrangements related to unrealized gains (losses) on securities AFS and defined benefit plans liability adjustment under the U.S. Basel III rules.

(3)	Citi issued approximately $1.0 billion of qualifying perpetual preferred stock during the three months ended March 31, 2016, which was partially offset by the netting of issuance costs of $31 million.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended March 31, 2016
Total Risk-Weighted Assets, beginning of period	$1,190,853
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(7,914)
Net increase in wholesale exposures(2)	2,389
Net increase in repo-style transactions(3)	3,853
Net increase in securitization exposures	1,686
Net increase in equity exposures	591
Net increase in over-the-counter (OTC) derivatives(4)	7,538
Net increase in derivatives CVA(5)	10,920
Net decrease in other exposures(6)	(2,669)
Net increase in supervisory 6% multiplier(7)	328
Net increase in Credit Risk-Weighted Assets	$16,722
Changes in Market Risk-Weighted Assets
Net increase in risk levels(8)	$5,304
Net decrease due to model and methodology updates(9)	(2,772)
Net increase in Market Risk-Weighted Assets	$2,532
Net change in Operational Risk-Weighted Assets	$—
Total Risk-Weighted Assets, end of period	$1,210,107

(1)
Retail exposures decreased during the three months ended March 31, 2016 primarily due to reductions in cards exposures attributable to seasonal holiday spending repayments, residential mortgage sales and runoffs, and divestitures within the Citi Holdings portfolio, partially offset by an increase in other retail exposures.

(2)
Wholesale exposures increased during the three months ended March 31, 2016 primarily due to an increase in loans held for sale and the impact of FX translation, partially offset by a decrease in commitments.

(3)	Repo-style transactions increased during the three month ended March 31, 2016 primarily driven by market related movements and model enhancements.

(4)	OTC derivatives increased during the three months ended March 31, 2016 primarily driven by an increase in exposures and volatility, as well as model enhancements.

(5)	Derivatives CVA increased during the three months ended March 31, 2016 primarily driven by increased volatility and model enhancements.

(6)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios.

(7)	Supervisory 6% multiplier does not apply to derivatives CVA.

(8)
Risk levels increased during the three months ended March 31, 2016 primarily due to an increase in exposure levels subject to Value at Risk and Stressed Value at Risk as well as an increase in assets subject to standard specific risk charges, partially offset by a reduction in positions subject to securitization charges and the ongoing assessment regarding the applicability of the market risk capital rules to certain securitization positions.

(9)	Risk-weighted assets declined during the three months ended March 31, 2016 due to updated model volatility inputs.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
During 2016, Citi’s primary subsidiary U.S. depository institution, Citibank, is subject to effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios, inclusive of the 25% phase-in of the 2.5% Capital Conservation Buffer, of 5.125%, 6.625% and

8.625%, respectively. Citibank’s effective and stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2015 were equivalent at 4.5%, 6%, and 8%, respectively.
The following table sets forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, Citi’s primary subsidiary U.S. depository institution, as of March 31, 2016 and December 31, 2015.

Citibank Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	March 31, 2016		December 31, 2015
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$128,899	$128,899	$127,323	$127,323
Tier 1 Capital	128,899	128,899	127,323	127,323
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	140,163	151,413	138,762	149,749
Total Risk-Weighted Assets	920,220	1,007,790	898,769	999,014
Common Equity Tier 1 Capital ratio(2)(3)	14.01%	12.79%	14.17%	12.74%
Tier 1 Capital ratio(2)(3)	14.01	12.79	14.17	12.74
Total Capital ratio(2)(3)	15.23	15.02	15.44	14.99

In millions of dollars, except ratios	March 31, 2016	December 31, 2015
Quarterly Adjusted Average Total Assets(4)	$1,305,264	$1,298,560
Total Leverage Exposure(5)	1,841,046	1,838,941
Tier 1 Leverage ratio(3)	9.88%	9.80%
Supplementary Leverage ratio	7.00	6.92

(1)
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

(2)
As of March 31, 2016 and December 31, 2015, Citibank’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Standardized Approach framework.

(3)
Beginning January 1, 2015, Citibank must maintain minimum Common Equity Tier 1 Capital, Tier 1 Capital, Total Capital, and Tier 1 Leverage ratios of 6.5%, 8%, 10% and 5%, respectively, to be considered “well capitalized” under the revised Prompt Corrective Action (PCA) regulations applicable to insured depository institutions as established by the U.S. Basel III rules. For additional information, see “Capital Resources—Current Regulatory Capital Standards—Prompt Corrective Action Framework” in Citigroup’s 2015 Annual Report on Form 10-K.

(4)	Tier 1 Leverage ratio denominator.

(5)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citibank’s capital ratios at March 31, 2016 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of
March 31, 2016 under the revised PCA regulations which became effective January 1, 2015.

Impact of Changes on Citigroup and Citibank Capital Ratios Under Current Regulatory Capital Standards
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets, quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), under current regulatory capital standards (reflecting Basel III

Transition Arrangements), as of March 31, 2016. This information is provided for the purpose of analyzing the impact that a change in Citigroup’s or Citibank’s financial position or results of operations could have on these ratios. These sensitivities only consider a single change to either a component of capital, risk-weighted assets, quarterly adjusted average total assets, or Total Leverage Exposure. Accordingly, an event that affects more than one factor may have a larger basis point impact than is reflected in these tables.

Impact of Changes on Citigroup and Citibank Risk-Based Capital Ratios (Basel III Transition Arrangements)

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.2	0.8	1.2	0.8	1.4
Standardized Approach	0.9	1.3	0.9	1.4	0.9	1.6
Citibank
Advanced Approaches	1.1	1.5	1.1	1.5	1.1	1.7
Standardized Approach	1.0	1.3	1.0	1.3	1.0	1.5

Impact of Changes on Citigroup and Citibank Leverage Ratios (Basel III Transition Arrangements)

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.6	0.6	0.4	0.3
Citibank	0.8	0.8	0.5	0.4

Citigroup Broker-Dealer Subsidiaries
At March 31, 2016, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of approximately $7.0 billion, which exceeded the minimum requirement by approximately $5.6 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $17.8 billion at March 31, 2016, which exceeded the PRA's minimum regulatory capital requirements.

In addition, certain of Citi’s other broker-dealer
subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at March 31, 2016.

Basel III (Full Implementation)

Citigroup’s Capital Resources Under Basel III
(Full Implementation)
Citi currently estimates that its effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratio requirements under the U.S. Basel III rules, on a fully implemented basis, inclusive of the 2.5% Capital Conservation Buffer and the Countercyclical Capital Buffer at its current level of 0%, as well as assuming a 3% GSIB surcharge, may be 10%, 11.5% and 13.5%, respectively.
Further, under the U.S. Basel III rules, Citi must also comply with a 4% minimum Tier 1 Leverage ratio requirement and an effective 5% minimum Supplementary Leverage ratio requirement.
The following table sets forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios, assuming full implementation under the U.S. Basel III rules, for Citi as of March 31, 2016 and
December 31, 2015.
Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	March 31, 2016		December 31, 2015
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$153,023	$153,023	$146,865	$146,865
Tier 1 Capital	171,142	171,142	164,036	164,036
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	194,721	207,805	186,097	198,655
Total Risk-Weighted Assets	1,239,575	1,177,015	1,216,277	1,162,884
Common Equity Tier 1 Capital ratio(2)(3)	12.34%	13.00%	12.07%	12.63%
Tier 1 Capital ratio(2)(3)	13.81	14.54	13.49	14.11
Total Capital ratio(2)(3)	15.71	17.66	15.30	17.08

In millions of dollars, except ratios	March 31, 2016	December 31, 2015
Quarterly Adjusted Average Total Assets(4)	$1,719,913	$1,724,710
Total Leverage Exposure(5)	2,300,427	2,317,849
Tier 1 Leverage ratio(3)	9.95%	9.51%
Supplementary Leverage ratio(3)	7.44	7.08

(1)
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

(2)	As of March 31, 2016 and December 31, 2015, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Citi’s Basel III capital ratios and related components, on a fully implemented basis, are non-GAAP financial measures.

(4)	Tier 1 Leverage ratio denominator.

(5)	Supplementary Leverage ratio denominator.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 12.3% at March 31, 2016, compared to 12.1% at December 31, 2015 (all based on application of the Advanced Approaches for determining total risk-weighted assets). The quarter-over-quarter increase in the ratio was largely attributable to quarterly net income of $3.5 billion, beneficial net movements in AOCI, and the favorable effects attributable to DTA utilization of approximately $1.6 billion, offset in part by an increase in risk-weighted assets as well as the return of approximately $1.5 billion of capital to common shareholders.
Components of Citigroup Capital Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	March 31, 2016	December 31, 2015
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$209,947	$205,286
Add: Qualifying noncontrolling interests	143	145
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(2)	(300)	(617)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)	562	441
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(4)	21,935	21,980
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	3,332	3,586
Less: Defined benefit pension plan net assets	870	794
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(5)	23,414	23,659
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(5)(6)	7,254	8,723
Total Common Equity Tier 1 Capital	$153,023	$146,865
Additional Tier 1 Capital
Qualifying perpetual preferred stock(1)	$17,575	$16,571
Qualifying trust preferred securities(7)	1,366	1,365
Qualifying noncontrolling interests	31	31
Regulatory Capital Deductions:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	228	229
Less: Permitted ownership interests in covered funds(9)	625	567
Total Additional Tier 1 Capital	$18,119	$17,171
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$171,142	$164,036
Tier 2 Capital
Qualifying subordinated debt(10)	$22,664	$20,744
Qualifying trust preferred securities(11)	337	342
Qualifying noncontrolling interests	40	41
Excess of eligible credit reserves over expected credit losses(12)	766	1,163
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(8)	228	229
Total Tier 2 Capital	$23,579	$22,061
Total Capital (Tier 1 Capital + Tier 2 Capital)(13)	$194,721	$186,097

(1)
Issuance costs of $178 million and $147 million related to preferred stock outstanding at March 31, 2016 and December 31, 2015, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(5)
Of Citi’s approximately $46.3 billion of net DTAs at March 31, 2016, approximately $17.3 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $29.0 billion of such assets were excluded in arriving at Common Equity Tier 1 Capital. Comprising the excluded net DTAs was an aggregate of approximately $30.7 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Common Equity Tier 1 Capital. Serving to reduce the approximately $30.7 billion of aggregate excluded net DTAs was approximately $1.7 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital.

(6)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At March 31, 2016 and December 31, 2015, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

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

(13)	Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital.

Citigroup Capital Rollforward Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended March 31, 2016
Common Equity Tier 1 Capital
Balance, beginning of period	$146,865
Net income	3,501
Common and preferred dividends declared	(359)
Net increase in treasury stock	(547)
Net decrease in common stock and additional paid-in capital(1)	(667)
Net increase in foreign currency translation adjustment net of hedges, net of tax	654
Net increase in unrealized gains on securities AFS, net of tax	2,034
Net increase in defined benefit plans liability adjustment, net of tax	(465)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	72
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	45
Net decrease in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	254
Net increase in defined benefit pension plan net assets	(76)
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	245
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	1,469
Other	(2)
Net increase in Common Equity Tier 1 Capital	$6,158
Common Equity Tier 1 Capital Balance, end of period	$153,023
Additional Tier 1 Capital
Balance, beginning of period	$17,171
Net increase in qualifying perpetual preferred stock(2)	1,004
Net increase in qualifying trust preferred securities	1
Net increase in permitted ownership interests in covered funds	(58)
Other	1
Net increase in Additional Tier 1 Capital	$948
Tier 1 Capital Balance, end of period	$171,142
Tier 2 Capital
Balance, beginning of period	$22,061
Net increase in qualifying subordinated debt	1,920
Net decrease in excess of eligible credit reserves over expected credit losses	(397)
Other	(5)
Net increase in Tier 2 Capital	$1,518
Tier 2 Capital Balance, end of period	$23,579
Total Capital (Tier 1 Capital + Tier 2 Capital)	$194,721

(1)
Issuance costs of $31 million related to preferred stock issued during the three months ended March 31, 2016 are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

(2)	Citi issued approximately $1.0 billion of qualifying perpetual preferred stock during the three months ended March 31, 2016, which was partially offset by the netting of issuance costs of $31 million.

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at March 31, 2016

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$757,485	$79,741	$837,226	$1,026,201	$73,147	$1,099,348
Market Risk	75,864	1,485	77,349	76,140	1,527	77,667
Operational Risk	275,921	49,079	325,000	—	—	—
Total Risk-Weighted Assets	$1,109,270	$130,305	$1,239,575	$1,102,341	$74,674	$1,177,015

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at December 31, 2015

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$731,515	$84,945	$816,460	$1,008,951	$78,748	$1,087,699
Market Risk	70,701	4,116	74,817	71,015	4,170	75,185
Operational Risk	275,921	49,079	325,000	—	—	—
Total Risk-Weighted Assets	$1,078,137	$138,140	$1,216,277	$1,079,966	$82,918	$1,162,884

Total risk-weighted assets under both the Basel III Advanced Approaches and the Standardized Approach increased from year-end 2015 primarily due to an increase in credit risk-weighted assets resulting from higher derivative exposures and the impact of FX translation, partially offset by a reduction in cards exposures as well as the ongoing decline in Citi Holdings assets. In addition, further contributing to the increase in credit risk-weighted assets under the Advanced Approaches were infrastructure enhancements related to OTC derivatives and derivatives CVA.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended March 31, 2016
Total Risk-Weighted Assets, beginning of period	$1,216,277
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(7,914)
Net increase in wholesale exposures(2)	2,389
Net increase in repo-style transactions(3)	3,853
Net increase in securitization exposures	1,686
Net increase in equity exposures	894
Net increase in over-the-counter (OTC) derivatives(4)	7,538
Net increase in derivatives CVA(5)	10,920
Net increase in other exposures(6)	843
Net increase in supervisory 6% multiplier(7)	557
Net increase in Credit Risk-Weighted Assets	$20,766
Changes in Market Risk-Weighted Assets
Net increase in risk levels(8)	$5,304
Net decrease due to model and methodology updates(9)	(2,772)
Net increase in Market Risk-Weighted Assets	$2,532
Net change in Operational Risk-Weighted Assets	$—
Total Risk-Weighted Assets, end of period	$1,239,575

(1)
Retail exposures decreased during the three months ended March 31, 2016 primarily due to reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments, residential mortgage sales and runoffs, and divestitures within the Citi Holdings portfolio, partially offset by an increase in other retail exposures.

(2)
Wholesale exposures increased during the three months ended March 31, 2016 primarily due to an increase in loans held for sale and the impact of FX translation, partially offset by a decrease in commitments.

(3)	Repo-style transactions increased during the three month ended March 31, 2016 primarily driven by market related movements and model enhancements.

(4)	OTC derivatives increased during the three months ended March 31, 2016 primarily driven by an increase in exposures and volatility, as well as model enhancements.

(5)	Derivatives CVA increased during the three months ended March 31, 2016 primarily driven by increased volatility and model enhancements.

(6)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios.

(7)	Supervisory 6% multiplier does not apply to derivatives CVA.

(8)
Risk levels increased during the three months ended March 31, 2016 primarily due to an increase in exposure levels subject to Value at Risk and Stressed Value at Risk as well as an increase in assets subject to standard specific risk charges, partially offset by a reduction in positions subject to securitization charges and the ongoing assessment regarding the applicability of the market risk capital rules to certain securitization positions.

(9)	Risk-weighted assets declined during the three months ended March 31, 2016 due to updated model volatility inputs.

Supplementary Leverage Ratio
Citigroup’s Supplementary Leverage ratio was 7.4% for the first quarter of 2016, compared to 7.1% for the fourth quarter of 2015. The growth in the ratio quarter-over-quarter was principally driven by an increase in Tier 1 Capital attributable largely to quarterly net income of $3.5 billion, favorable net changes in AOCI components, the beneficial effects associated with approximately $1.6 billion of DTA utilization, as well as an overall reduction in Total Leverage Exposure resulting from a net decrease in on-balance sheet assets and reductions in certain derivative and other off-balance sheet exposures, partially offset by the return of approximately $1.5 billion of capital to common shareholders.
The following table sets forth Citi’s Supplementary Leverage ratio and related components, assuming full implementation under the U.S. Basel III rules, for the three months ended March 31, 2016 and December 31, 2015.

Citigroup Basel III Supplementary Leverage Ratio and Related Components (Full Implementation)

In millions of dollars, except ratios	March 31, 2016	December 31, 2015
Tier 1 Capital	$171,142	$164,036
Total Leverage Exposure (TLE)
On-balance sheet assets(1)	$1,777,571	$1,784,248
Certain off-balance sheet exposures:(2)
Potential future exposure (PFE) on derivative contracts	203,694	206,128
Effective notional of sold credit derivatives, net(3)	70,973	76,923
Counterparty credit risk for repo-style transactions(4)	26,381	25,939
Unconditionally cancellable commitments	57,306	58,699
Other off-balance sheet exposures	222,160	225,450
Total of certain off-balance sheet exposures	$580,514	$593,139
Less: Tier 1 Capital deductions	57,658	59,538
Total Leverage Exposure	$2,300,427	$2,317,849
Supplementary Leverage ratio	7.44%	7.08%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(3)
Under the U.S. Basel III rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(4)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citibank’s Supplementary Leverage ratio, assuming full implementation under the U.S. Basel III rules, was 6.9% for the first quarter of 2016, compared to 6.7% for the fourth quarter of 2015. The growth in the ratio quarter-over-quarter was principally driven by Tier 1 Capital benefits resulting from quarterly net income, favorable movements in certain AOCI components, and DTA utilization, partially offset by cash dividends paid by Citibank to its parent, Citicorp, and which were subsequently remitted to Citigroup.

Regulatory Capital Standards Developments
For additional information regarding other recent regulatory capital standards developments, see “Capital Resources—Regulatory Capital Standards Developments” in Citigroup’s 2015 Annual Report on Form 10-K.
Standardized Measurement Approach for Operational Risk
In March 2016, the Basel Committee on Banking Supervision (Basel Committee) issued a consultative document which proposes revisions to the operational risk capital framework applicable to the Advanced Approaches for calculating risk-weighted assets. The consultative document introduces the Standardized Measurement Approach (SMA).
Operational risk capital is derived under the SMA through the combination of two components, a so-called “Business Indicator Component” and a “Loss Component”. The Business Indicator Component, primarily reflective of various income statement elements (i.e., a modified gross income indicator), is calculated as the sum of the three year average of its components. The Loss Component reflects the operational loss exposure of a banking organization that can be inferred from internal loss experience, and is based on a 10 year average. Moreover, the Loss Component distinguishes between, and weighs more heavily, loss events above €10 million and €100 million. The Loss Component is translated into an Internal Loss Multiplier which modifies the Business Indicator Component in deriving a banking organization’s operational risk capital requirement. The Internal Loss Multiplier was calibrated by the Basel Committee such that a banking organization with operational losses on par with the industry average will have a multiplier of approximately 1 (i.e., an operational risk capital requirement substantially equal to its Business Indicator Component).
Prior to finalizing the proposal, the Basel Committee will be conducting a comprehensive quantitative impact study so as to assist with assessing the final design and calibration of the operational risk capital framework. If the U.S. banking agencies were to adopt the Basel Committee’s proposal unchanged, Citi’s operational risk-weighted assets could increase significantly.

Reducing Variation in Credit Risk-Weighted Assets - Constraints on the Use of Internal Model Approaches
In March 2016, the Basel Committee issued a consultative document which proposes to revise the internal ratings-based approaches (IRB) in order to reduce complexity and excessive variability between banking organizations in the derivation of credit risk-weighted assets. The proposal revises the IRB approaches, in part, by prohibiting the use of such approaches for certain so-called “low default” exposures, including those to banks and other financial institutions, as well as large corporations. Moreover, the proposal also prohibits the use of the IRB approaches for equity exposures in the banking book.
Additionally, in order to ensure a minimum level of conservatism, simplicity and comparability for other exposures where the IRB approaches would still be permissible, the proposal establishes floors by exposure type regarding the estimation of certain model parameters used in the derivation of credit risk-weighted assets, and also provides greater specification as to permissible parameter estimation practices under the IRB approaches.
Further, the proposal indicates the Basel Committee is considering whether to impose an aggregate capital floor which would be calibrated in the range of 60% - 90% of total risk-weighted assets as calculated under the Basel Committee’s standardized approaches.
The U.S. banking agencies may revise the Advanced Approaches under the U.S. Basel III rules in the future, based on any revisions adopted by the Basel Committee.

Revisions to the Basel III Leverage Ratio Framework
In April 2016, the Basel Committee issued a consultative document which proposes certain revisions as to the design and calibration of the Basel III leverage ratio (similar to the U.S. Basel III Supplementary Leverage ratio). Among the proposed revisions are those with respect to the exposure measure (i.e., the denominator of the ratio) in relation to the treatment of derivative exposures, provisions, and off-balance sheet exposures.
Additionally, the proposal also requests feedback from market participants as to the form in which any higher Basel III leverage ratio requirement may be imposed on banking organizations identified as GSIBs.

Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share
Tangible common equity (TCE), as currently defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE and tangible book value per share are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	March 31, 2016	December 31, 2015
Total Citigroup stockholders’ equity	$227,522	$221,857
Less: Preferred stock	17,753	16,718
Common equity	$209,769	$205,139
Less:
Goodwill	22,575	22,349
Intangible assets (other than MSRs)	3,493	3,721
Goodwill and intangible assets (other than MSRs) related to assets held-for-sale	30	68
Tangible common equity (TCE)	$183,671	$179,001

Common shares outstanding (CSO)	2,934.9	2,953.3
Tangible book value per share (TCE/CSO)	$62.58	$60.61
Book value per share (Common equity/CSO)	$71.47	$69.46

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
For more information on Citi’s management of global risk, including its three lines of defense, see “Managing Global Risk” in Citi’s 2015 Annual Report on Form 10-K.

CREDIT RISK

For additional information on credit risk, including Citi’s credit risk management, measurement and stress testing, see “Credit Risk” and “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K.

CONSUMER CREDIT

North America Consumer Mortgage Lending

Overview
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At March 31, 2016, Citi’s North America consumer mortgage portfolio was $78.7 billion (compared to $79.7 billion at December 31, 2015), of which the residential first mortgage portfolio was $56.8 billion (compared to $56.9 billion at December 31, 2015), and the home equity loan portfolio was $21.9 billion (compared to $22.8 billion at December 31, 2015). At March 31, 2016, $17.6 billion of residential first mortgages were recorded in Citi Holdings, with the remaining $39.2 billion recorded in Citicorp. At March 31, 2016, $18.2 billion of home equity loans was recorded in Citi Holdings, with the remaining $3.7 billion recorded in Citicorp.
For additional information on Citi’s North America consumer mortgage portfolio, see Note 14 to the Consolidated Financial Statements and “Credit Risk—North America Consumer Mortgage Lending” in Citi’s 2015 Annual Report on Form 10-K.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Residential First Mortgages
The following charts detail the quarterly credit trends for Citi’s residential first mortgage portfolio in North America.

North America Residential First Mortgage - EOP Loans In billions of dollars

Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp
$64
$64
$64
$57
$57
34
35
37
38
39
7
7
6
23
22
21
19
18
1Q'15
2Q'15
3Q'15
4Q'15(1)
1Q'16

North America Residential First Mortgage - Net Credit Losses In millions of dollars

$108
5
81
22
$104
3
80
21
$85
1
75
9
$68
3
56
9
$2
1Q'15
2Q'15
3Q'15
4Q'15
1Q'16 (2)
Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp

	1Q'15	2Q'15	3Q'15	4Q'15	1Q'16
Total NCL Rate	0.6%	0.6%	0.5%	0.4%	0.02%
Citi Holdings CMI	0.3%	0.4%	0.2%	0.2%	0.02%
Citi Holdings CFNA	4.5%	4.7%	4.6%	4.0%	0.00%
Citi Holdings Total	1.3%	1.4%	1.2%	1.0%	0.02%
Citicorp	0.06%	0.03%	0.01%	0.03%	0.01%

S&P/Case Shiller Home Price Index [3]					
	4.9%	4.8%	5.3%	5.7%	5.8% [4]

Note: CMI refers to loans originated by CitiMortgage. CFNA refers to loans originated by CitiFinancial. Totals may not sum due to rounding.

(1)
Decrease in 4Q’15 EOP loans primarily reflects the transfer of CFNA residential first mortgages to held-for-sale and classification as Other assets at year-end 2015. This transfer did not impact net credit losses in 4Q’15.

(2)	Decrease in 1Q’16 net credit losses primarily reflects the transfer of CFNA residential first mortgage to held-for-sale and classification as Other assets at year-end 2015.

(3)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(4)	Year-over-year change as of January 2016.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars
Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

(1)	Decrease in 4Q’15 delinquencies primarily reflects the transfer of CFNA residential first mortgages to held-for-sale and classification as Other assets at year-end 2015.

Net credit losses in the North America residential first mortgage portfolio significantly improved during the first quarter of 2016 primarily due to the transfer of the CitiFinancial loans to held-for-sale at year-end 2015 as well as improvements in the home price index (HPI).
Overall improvement in delinquencies during the quarter was largely driven by asset sales and continued overall improvement in economic performance. Credit performance from quarter to quarter could continue to be impacted by the amount of delinquent loan sales or transfers to held-for-sale, as well as overall trends in HPI and interest rates.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth the six U.S. states and/or regions with the highest concentration of Citi’s residential first mortgages.

In billions of dollars	March 31, 2016					December 31, 2015
State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%(3)	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%(3)	Refreshed FICO
CA	$19.6	38%	0.3%	1%	754	$19.2	37%	0.2%	1%	754
NY/NJ/CT(4)	13.0	25	0.7	1	752	12.7	25	0.8	1	751
VA/MD	2.2	4	1.2	4	719	2.2	4	1.2	2	719
IL(4)	2.2	4	1.0	5	736	2.2	4	1.0	3	735
FL(4)	2.2	4	0.9	3	725	2.2	4	1.1	4	723
TX	1.9	4	0.9	—	713	1.9	4	1.0	—	711
Other	10.7	21	1.2	2	711	11.0	21	1.3	2	710
Total	$51.8	100%	0.7%	1%	740	$51.5	100%	0.7%	1%	738

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

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

Foreclosures
A substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At March 31, 2016, Citi’s foreclosure inventory included approximately $0.1 billion, or 0.2%, of the total residential first mortgage portfolio, unchanged from December 31, 2015, based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs.

North America Consumer Mortgage Quarterly Credit Trends—Net Credit Losses and Delinquencies—Home Equity Loans
Citi’s home equity loan portfolio consists of both fixed-rate home equity loans and loans extended under home equity lines of credit. Fixed-rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time with the payment of interest only and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan (the interest-only payment feature during the revolving period is standard for this product across the industry). After conversion, the home equity loans typically have a 20-year amortization period. As of March 31, 2016, Citi’s home equity loan portfolio of $21.9 billion consisted of $6.1 billion of fixed-rate home equity loans and $15.8 billion of loans extended under home equity lines of credit (Revolving HELOCs).

Revolving HELOCs
As noted above, as of March 31, 2016, Citi had $15.8 billion of Revolving HELOCs, of which $4.6 billion had commenced amortization (compared to $4.2 billion at December 31, 2015) and $11.2 billion were still within their revolving period and have not commenced amortization, or “reset,” (compared to $12.3 billion at December 31, 2015). The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of March 31, 2016
Note: Totals may not sum due to rounding.

Approximately 29% of Citi’s total Revolving HELOCs portfolio had commenced amortization as of March 31, 2016 (compared to 25% as of December 31, 2015). Of the remaining Revolving HELOCs portfolio, approximately 62% will commence amortization during the remainder of 2016–2017. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans.
While it is not certain what ultimate impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2016–2017 could increase on average by approximately $370, or 165%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Of the Revolving HELOCs that will commence amortization during the remainder of 2016–2017, approximately $0.7 billion, or 9%, of the loans have a CLTV greater than 100% as of March 31, 2016. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Approximately 6.7% of the Revolving HELOCs that have begun amortization as of March 31, 2016 were 30+ days past due, compared to 3.5% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 6.7% and 3.2%, respectively, as of December 31, 2015. As newly amortizing loans continue to season, the delinquency rate of the amortizing Revolving HELOC portfolio and total home equity loan portfolio is expected to continue to increase. Delinquencies on newly amortizing loans have tended to peak between four and six months after reset. Resets to date have generally occurred during a period of historically low interest rates, improving HPI and a favorable economic environment, which Citi believes has likely reduced the overall “payment shock” to the borrower.
Citi continues to monitor this reset risk closely and will continue to consider any potential impact in determining its allowance for loan loss reserves. In addition, management continues to review and take additional actions to offset potential reset risk, such as a borrower outreach program to provide reset risk education and proactively working with high-risk borrowers through a specialized single point of contact unit. For further information on reset risk, see “Risk Factors—Credit and Market Risks” in Citi’s 2015 Annual Report on Form 10-K.

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

As evidenced by the tables above, net credit losses in the North America home equity loan portfolio continued to improve during the first quarter of 2016, largely driven by the continued improvement in HPI.
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

North America Home Equity Loans—State Delinquency Trends
The following tables set forth the six U.S. states and/or regions with the highest concentration of Citi’s home equity loans:

In billions of dollars	March 31, 2016					December 31, 2015
State(1)	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO
CA	$6.0	29%	1.8%	5%	731	$6.2	29%	1.7%	6%	731
NY/NJ/CT(4)	5.8	28	2.5	9	725	6.0	28	2.5	8	725
FL(4)	1.4	7	1.9	21	715	1.5	7	2.0	24	715
VA/MD	1.2	6	1.9	26	714	1.3	6	2.0	23	715
IL(4)	0.9	4	1.6	33	722	0.9	4	1.6	29	722
IN/OH/MI(4)	0.5	3	2.0	29	703	0.5	3	1.9	24	703
Other	4.9	24	1.8	13	712	5.1	24	1.7	12	712
Total	$20.6	100%	2.0%	12%	722	$21.5	100%	2.0%	12%	722

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans. CLTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

ADDITIONAL CONSUMER CREDIT DETAILS

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	March 31, 2016	March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015
Citicorp(3)(4)
Total	$272.6	$2,022	$2,119	$2,132	$2,360	$2,418	$2,414
Ratio		0.74%	0.77%	0.79%	0.87%	0.88%	0.90%
Retail banking
Total	$142.3	$498	$523	$540	$793	$739	$791
Ratio		0.35%	0.37%	0.39%	0.56%	0.53%	0.57%
North America	53.5	152	165	123	198	221	203
Ratio		0.29%	0.32%	0.26%	0.38%	0.43%	0.43%
Latin America	20.1	172	185	238	256	184	229
Ratio		0.86%	0.92%	1.13%	1.27%	0.92%	1.09%
Asia(5)	68.7	174	173	179	339	334	359
Ratio		0.25%	0.25%	0.25%	0.49%	0.49%	0.50%
Cards
Total	$130.3	$1,524	$1,596	$1,592	$1,567	$1,679	$1,623
Ratio		1.17%	1.17%	1.23%	1.20%	1.23%	1.25%
North America—Citi-branded	64.9	530	538	569	492	523	497
Ratio		0.82%	0.80%	0.90%	0.76%	0.78%	0.78%
North America—Citi retail services	42.5	665	705	629	688	773	673
Ratio		1.56%	1.53%	1.48%	1.62%	1.68%	1.59%
Latin America	5.3	149	173	203	152	157	204
Ratio		2.81%	3.20%	3.33%	2.87%	2.91%	3.34%
Asia(5)	17.6	180	180	191	235	226	249
Ratio		1.02%	1.02%	1.07%	1.34%	1.28%	1.40%
Citi Holdings(6)(7)
Total	$45.0	$896	$927	$1,801	$929	$1,036	$1,431
Ratio		2.08%	1.99%	2.80%	2.16%	2.23%	2.23%
International	6.4	145	157	194	161	179	234
Ratio		2.27%	1.91%	1.90%	2.52%	2.18%	2.29%
North America	38.6	751	770	1,607	768	857	1,197
Ratio		2.05%	2.01%	2.97%	2.09%	2.24%	2.21%
Other (8)	0.3
Total Citigroup	$317.9	$2,918	$3,046	$3,933	$3,289	$3,454	$3,845
Ratio		0.93%	0.94%	1.18%	1.05%	1.07%	1.15%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30–89 days past due and related ratios for Citicorp North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $456 million ($1.1 billion), $491 million ($1.1 billion) and $534 million ($1.1 billion) at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $86 million, $87 million and $111 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

(5)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(6)
The 90+ days and 30–89 days past due and related ratios for Citi Holdings North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) for each period were $1.3 billion ($1.9 billion), $1.5 billion ($2.2 billion) and $1.8 billion ($2.5 billion) at March 31, 2016, December 31, 2015 and March 31, 2015, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.2 billion, $0.2 billion and $0.2 billion at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

(7)
The March 31, 2016, December 31, 2015 and March 31, 2015 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $9 million, $11 million and $12 million, respectively, of loans that are carried at fair value.

(8)	Represents loans classified as Consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	1Q16	1Q16	4Q15	1Q15
Citicorp
Total	$271.2	$1,370	$1,405	$1,489
Ratio		2.03%	2.04%	2.21%
Retail banking
Total	$139.9	$220	$295	$255
Ratio		0.63%	0.83%	0.73%
North America	52.9	24	42	35
Ratio		0.18%	0.32%	0.30%
Latin America	19.5	134	159	150
Ratio		2.76%	3.09%	2.88%
Asia(4)	67.5	62	94	70
Ratio		0.37%	0.54%	0.39%
Cards
Total	$131.3	$1,150	$1,110	$1,234
Ratio		3.52%	3.35%	3.78%
North America—Citi-branded	64.7	455	454	492
Ratio		2.83%	2.79%	3.11%
North America—Retail services	44.0	453	418	433
Ratio		4.14%	3.76%	4.00%
Latin America	5.2	144	148	206
Ratio		11.14%	10.68%	13.05%
Asia(4)	17.4	98	90	103
Ratio		2.27%	2.06%	2.32%
Citi Holdings(3)
Total	$46.1	$143	$263	$475
Ratio		1.25%	1.81%	2.35%
International	6.7	78	122	112
Ratio		4.68%	5.83%	3.52%
North America	39.4	65	141	363
Ratio		0.66%	1.13%	2.14%
Other(5)	—	—	—	—
Total Citigroup	$317.3	$1,513	$1,668	$1,964
Ratio		1.92%	2.00%	2.24%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
As a result of the entry into an agreement to sell OneMain Financial (OneMain), OneMain was classified as held-for-sale (HFS) beginning March 31, 2015. As a result of HFS accounting treatment, approximately $74 million of net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) during the fourth quarter of 2015. Accordingly, these NCLs are not included in this table. Loans HFS are excluded from this table as they are recorded in Other assets.

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

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At March 31, 2016				At December 31, 2015
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$104	$103	$24	$231	$98	$97	$25	$220
Unfunded lending commitments (off-balance sheet)(2)	103	225	23	351	99	231	26	356
Total exposure	$207	$328	$47	$582	$197	$328	$51	$576

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	March 31, 2016	December 31, 2015
North America	56%	56%
EMEA	25	25
Asia	12	12
Latin America	7	7
Total	100%	100%

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total Exposure
	March 31, 2016	December 31, 2015
AAA/AA/A	48%	48%
BBB	35	35
BB/B	15	15
CCC or below	2	2
Unrated	—	—
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total Exposure
	March 31, 2016	December 31, 2015
Transportation and industrial	21%	20%
Consumer retail and health	16	16
Power, chemicals, commodities and metals and mining	12	11
Technology, media and telecom	11	12
Energy(1)	8	9
Banks/broker-dealers/finance companies	7	7
Real estate	6	6
Hedge funds	5	5
Insurance and special purpose entities	5	5
Public sector	5	5
Other industries	4	4
Total	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
(1) In addition to this exposure, Citi has energy-related exposure within the “Public sector” (e.g., energy-related state-owned entities) and “Transportation and industrial” sector (e.g., off-shore drilling entities) included in the table above. As of March 31, 2016, Citi’s total exposure to these energy-related entities remained largely consistent with the prior quarter, at approximately $6 billion, of which approximately $4 billion consisted of direct outstanding funded loans.

Exposure to the Energy and Energy-Related Sector
As of March 31, 2016, Citi’s total corporate credit exposure to the energy and energy-related sector (see footnote 1 to the table above) was approximately $57 billion, with approximately $22 billion of direct outstanding funded loans, or 4% of Citi’s total outstanding loans. This compared to approximately $58 billion of total corporate credit exposure and $21 billion of direct outstanding funded loans as of December 31, 2015. In addition, as of March 31, 2016, approximately 72% of Citi’s total corporate credit energy and energy-related exposure was in the United States, United Kingdom and Canada (unchanged when compared to December 31, 2015). Also as of March 31, 2016, approximately 73% of Citi’s total energy and energy-related exposures were rated investment grade compared to approximately 80% as of December 31, 2015. While the portfolio did experience ratings downgrades during the quarter due to the sustained low oil prices as well as the impact of regulatory guidance, this was partially offset by paydowns and other improvements in the overall underlying portfolio.
During the first quarter of 2016, Citi built additional energy and energy-related loan loss reserves of approximately $260 million, and incurred approximately $115 million of net credit losses in the portfolio. As of March 31, 2016, Citi held loan loss reserves against its funded energy and energy-related loans equal to approximately 4.2% of these loans, with a funded reserve ratio of over 10% on the non-investment grade portion of the portfolio.
For information on Citi’s energy and energy-related exposures within GCB’s commercial banking business within retail banking, see “Commercial Credit—GCB Commercial Banking Exposure to the Energy and Energy-Related Sector” below.

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
At March 31, 2016 and December 31, 2015, $36.6 billion and $34.5 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	March 31, 2016	December 31, 2015
AAA/AA/A	19%	21%
BBB	53	48
BB/B	25	27
CCC or below	3	4
Total	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	March 31, 2016	December 31, 2015
Transportation and industrial	28%	28%
Consumer retail and health	18	17
Technology, media and telecom	16	16
Energy	13	13
Power, chemicals, commodities and metals and mining	11	12
Insurance and special purpose entities	5	5
Public Sector	4	4
Banks/broker-dealers	4	4
Other industries	1	1
Total	100%	100%

COMMERCIAL CREDIT

GCB Commercial Banking Exposure to the Energy and Energy-Related Sector
In addition to the total corporate credit exposure to the energy and energy-related sector described above, Citi’s commercial banking business, reported within GCB retail banking, had total credit exposure to the energy and energy-related sector of approximately $2.1 billion at March 31, 2016, with approximately $1.4 billion of direct outstanding funded loans, or 4% of the total outstanding commercial banking loans. This compared to approximately $2.4 billion of total credit exposure and $1.6 billion of direct outstanding funded energy and energy-related loans as of December 31, 2015. In addition, as of March 31, 2016, approximately 88% of commercial banking’s total credit exposure to the energy and energy-related sector was in the U.S. (compared to approximately 85% at December 31, 2015). Approximately 29% of commercial banking’s total energy and energy-related exposure was rated investment grade at March 31, 2016 (compared to approximately 52% as of December 31, 2015).
During the first quarter of 2016, Citi built additional energy and energy-related loan loss reserves by approximately $80 million, and did not incur any net credit losses on this commercial banking portfolio. As of March 31, 2016, Citi held loan loss reserves against its funded energy and energy-related commercial banking loans equal to approximately 9.6% of these loans.

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2016	2015	2015	2015	2015
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$79,128	$80,281	$89,155	$90,715	$92,005
Installment, revolving credit, and other	3,504	3,480	4,999	4,956	4,861
Cards	106,892	112,800	107,244	107,096	105,378
Commercial and industrial	6,793	6,407	6,437	6,493	6,532
	$196,317	$202,968	$207,835	$209,260	$208,776
In offices outside the U.S.
Mortgage and real estate(1)	$47,831	$47,062	$47,295	$50,704	$50,970
Installment, revolving credit, and other	28,778	29,480	29,702	30,958	31,396
Cards	26,312	27,342	26,865	28,662	28,681
Commercial and industrial	17,697	17,741	17,841	18,863	18,082
Lease financing	139	362	368	424	479
	$120,757	$121,987	$122,071	$129,611	$129,608
Total consumer loans	$317,074	$324,955	$329,906	$338,871	$338,384
Unearned income(2)	826	830	(687)	(677)	(651)
Consumer loans, net of unearned income	$317,900	$325,785	$329,219	$338,194	$337,733
Corporate loans
In U.S. offices
Commercial and industrial	$44,104	$41,147	$40,435	$40,697	$37,537
Loans to financial institutions	36,865	36,396	38,034	37,360	36,054
Mortgage and real estate(1)	38,697	37,565	37,019	34,680	33,145
Installment, revolving credit, and other	33,273	33,374	32,129	31,882	29,267
Lease financing	1,597	1,780	1,718	1,707	1,755
	$154,536	$150,262	$149,335	$146,326	$137,758
In offices outside the U.S.
Commercial and industrial	$85,491	$82,358	$85,628	$87,274	$85,336
Loans to financial institutions	28,652	28,704	28,090	29,675	32,210
Mortgage and real estate(1)	5,769	5,106	6,602	5,948	6,311
Installment, revolving credit, and other	21,583	20,853	19,352	20,214	19,687
Lease financing	280	303	329	378	389
Governments and official institutions	5,303	4,911	4,503	4,714	2,174
	$147,078	$142,235	$144,504	$148,203	$146,107
Total corporate loans	$301,614	$292,497	$293,839	$294,529	$283,865
Unearned income(3)	(690)	(665)	(614)	(605)	(544)
Corporate loans, net of unearned income	$300,924	$291,832	$293,225	$293,924	$283,321
Total loans—net of unearned income	$618,824	$617,617	$622,444	$632,118	$621,054
Allowance for loan losses—on drawn exposures	(12,712)	(12,626)	(13,626)	(14,075)	(14,598)
Total loans—net of unearned income and allowance for credit losses	$606,112	$604,991	$608,818	$618,043	$606,456
Allowance for loan losses as a percentage of total loans— net of unearned income(4)	2.07%	2.06%	2.21%	2.25%	2.38%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(4)	3.09%	3.02%	3.35%	3.45%	3.57%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(4)	0.98%	0.97%	0.90%	0.84%	0.92%

(1)	Loans secured primarily by real estate.

(2)
Unearned income on consumer loans primarily represents unamortized origination fees, costs, premiums and discounts. Prior to December 31, 2015, these items were more than offset by prepaid interest on loans outstanding issued by OneMain Financial. The sale of OneMain Financial was completed on November 16, 2015.

(3)	Unearned income on corporate loans primarily represents interest received in advance but not yet earned on loans originated on a discount basis.

(4)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
In millions of dollars	2016	2015	2015	2015	2015
Allowance for loan losses at beginning of period	$12,626	$13,626	$14,075	$14,598	$15,994
Provision for loan losses
Consumer	$1,570	$1,684	$1,338	$1,559	$1,647
Corporate	316	572	244	(44)	108
	$1,886	$2,256	$1,582	$1,515	$1,755
Gross credit losses
Consumer
In U.S. offices	$1,230	$1,267	$1,244	$1,393	$1,596
In offices outside the U.S.	689	794	746	816	836
Corporate
In U.S. offices	190	75	30	5	11
In offices outside the U.S.	34	44	48	121	15
	$2,143	$2,180	$2,068	$2,335	$2,458
Credit recoveries(1)
Consumer
In U.S. offices	$256	$229	$222	$228	$296
In offices outside the U.S.	150	164	155	168	172
Corporate
In U.S. offices	4	9	11	4	12
In offices outside the U.S.	9	16	17	15	21
	$419	$418	$405	$415	$501
Net credit losses
In U.S. offices	$1,160	$1,104	$1,041	$1,166	$1,299
In offices outside the U.S.	564	658	622	754	658
Total	$1,724	$1,762	$1,663	$1,920	$1,957
Other—net(2)(3)(4)(5)(6)(7)(8)	$(76)	$(1,494)	$(368)	(118)	$(1,194)
Allowance for loan losses at end of period	$12,712	$12,626	$13,626	$14,075	$14,598
Allowance for loan losses as a percentage of total loans(9)	2.07%	2.06%	2.21%	2.25%	2.38%
Allowance for unfunded lending commitments(5)(10)	$1,473	$1,402	$1,036	$973	$1,023
Total allowance for loan losses and unfunded lending commitments	$14,185	$14,028	$14,662	$15,048	$15,621
Net consumer credit losses	$1,513	$1,668	$1,613	$1,813	$1,964
As a percentage of average consumer loans	1.90%	2.00%	1.93%	2.15%	2.24%
Net corporate credit losses	$211	$94	$50	$107	$(7)
As a percentage of average corporate loans	0.29%	0.13%	0.07%	0.15%	(0.01)%
Allowance for loan losses at end of period(11)
Citicorp	$10,544	$10,331	$10,213	$10,368	$10,662
Citi Holdings	2,168	2,295	3,413	3,707	3,936
Total Citigroup	$12,712	$12,626	$13,626	$14,075	$14,598
Allowance by type
Consumer	$9,807	$9,835	$11,030	$11,669	$12,052
Corporate	2,905	2,791	2,596	2,406	2,546
Total Citigroup	$12,712	$12,626	$13,626	$14,075	$14,598

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)
The first quarter of 2016 includes a reduction of approximately $148 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $29 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the first quarter includes an increase of approximately $63 million related to FX translation.

(4)
The fourth quarter of 2015 includes a reduction of approximately $1.1 billion related to the sale or transfers to HFS of various loan portfolios, including a reduction of $1.1 billion related to the transfers of a real estate loan portfolio to HFS. Additionally, the fourth quarter includes a reduction of approximately $35 million related to FX translation.

(5)
The fourth quarter of 2015 includes a reclassification of $271 million of Allowance for loan losses to allowance for unfunded lending commitments, included in the Other line item. This reclassification reflects the re-attribution of $271 million in allowance for credit losses between the funded and unfunded portions of the corporate credit portfolios and does not reflect a change in the underlying credit performance of these portfolios.

(6)
The third quarter of 2015 includes a reduction of approximately $110 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $14 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the third quarter includes a reduction of approximately $255 million related to FX translation.

(7)
The second quarter of 2015 includes a reduction of approximately $88 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $34 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the second quarter of 2015 includes a reduction of approximately $39 million related to FX translation.

(8)
The first quarter of 2015 includes a reduction of approximately $1.0 billion related to the sale or transfers to HFS of various loan portfolios, including a reduction of $281 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2015 includes a reduction of approximately $145 million related to FX translation.

(9)
March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 exclude $4.8 billion, $5.0 billion, $5.5 billion, $6.5 billion and $6.6 billion, respectively, of loans which are carried at fair value.

(10)	Represents additional credit reserves recorded as Other liabilities on the Consolidated Balance Sheet.

(11)
Allowance for loan losses represents management’s best estimate of probable losses inherent in the portfolio, as well as probable losses related to large individually evaluated impaired loans and troubled debt restructurings. See “Significant Accounting Policies and Significant Estimates” and Note 1 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K. Attribution of the allowance is made for analytical purposes only and the entire allowance is available to absorb probable credit losses inherent in the overall portfolio.

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	March 31, 2016
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$4.5	$107.5	4.2%
North America mortgages(3)	1.6	78.7	2.0
North America other	0.6	13.3	4.5
International cards	1.5	25.6	5.9
International other(4)	1.6	92.8	1.7
Total consumer	$9.8	$317.9	3.1%
Total corporate	2.9	300.9	1.0
Total Citigroup	$12.7	$618.8	2.1%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $4.5 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

(3)
Of the $1.6 billion, approximately $1.5 billion was allocated to North America mortgages in Citi Holdings. Of the $1.6 billion, approximately $0.5 billion and $1.1 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $78.7 billion in loans, approximately $72.0 billion and $6.7 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

(4)	Includes mortgages and other retail loans.

	December 31, 2015
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$4.5	$113.4	4.0%
North America mortgages(3)	1.7	79.6	2.1
North America other	0.5	13.0	3.8
International cards	1.6	26.7	6.0
International other(4)	1.5	93.1	1.6
Total consumer	$9.8	$325.8	3.0%
Total corporate	2.8	291.8	1.0
Total Citigroup	$12.6	$617.6	2.1%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $4.5 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

(3)
Of the $1.7 billion, approximately $1.6 billion was allocated to North America mortgages in Citi Holdings. Of the $1.7 billion, approximately $0.6 billion and $1.1 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $79.6 billion in loans, approximately $72.3 billion and $7.1 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

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

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Payments received on corporate non-accrual loans are generally applied to loan principal and not reflected as interest income. Approximately 46% and 45% of Citi’s corporate non-accrual loans were performing at March 31, 2016 and December 31, 2015, respectively.

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

As set forth in the tables below, Citi’s corporate non-accrual loans within Citicorp increased during the first quarter of 2016 by 47% or approximately $730 million, with approximately $500 million of such increase related to energy and energy-related exposures (for additional information on these exposures, see “Corporate Credit” above). Approximately two-thirds of the total additions to corporate non-accrual loans during the quarter remained performing as of March 31, 2016.

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2016	2015	2015	2015	2015
Citicorp	$3,718	$2,991	$2,921	$2,684	$2,674
Citi Holdings	2,210	2,263	3,486	3,800	4,080
Total non-accrual loans	$5,928	$5,254	$6,407	$6,484	$6,754
Corporate non-accrual loans(1)(2)
North America	$1,331	$818	$833	$467	$347
EMEA	469	347	386	385	305
Latin America	410	303	230	226	379
Asia	117	128	129	145	151
Total corporate non-accrual loans	$2,327	$1,596	$1,578	$1,223	$1,182
Citicorp	$2,275	$1,543	$1,525	$1,168	$1,129
Citi Holdings	52	53	53	55	53
Total corporate non-accrual loans	$2,327	$1,596	$1,578	$1,223	$1,182
Consumer non-accrual loans(1)(3)
North America	$2,519	$2,515	$3,622	$3,928	$4,184
Latin America	817	874	935	1,032	1,084
Asia(4)	265	269	272	301	304
Total consumer non-accrual loans	$3,601	$3,658	$4,829	$5,261	$5,572
Citicorp	$1,443	$1,448	$1,396	$1,516	$1,545
Citi Holdings	2,158	2,210	3,433	3,745	4,027
Total consumer non-accrual loans	$3,601	$3,658	$4,829	$5,261	$5,572

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $236 million at March 31, 2016, $250 million at December 31, 2015, $320 million at September 30, 2015, $343 million at June 30, 2015 and $398 million at March 31, 2015.

(2)
The increase in corporate non-accrual loans during the third quarter of 2015 primarily related to Citi’s North America energy and energy-related corporate credit exposure. For additional information, see “Credit Risk—Corporate Credit” in Citi’s 2015 Annual Report on Form 10-K.

(3) The December 31, 2015 decline includes the impact related to the transfer of approximately $8 billion of mortgage loans to Loans, held-for-sale (HFS) (included within Other assets).
(4) For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three months ended			Three months ended
	March 31, 2016			March 31, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,596	$3,658	$5,254	$1,202	$5,905	$7,107
Additions	1,047	914	1,961	196	1,856	2,052
Sales and transfers to held-for-sale	(8)	(162)	(170)	(36)	(614)	(650)
Returned to performing	(15)	(141)	(156)	(11)	(326)	(337)
Paydowns/settlements	(98)	(245)	(343)	(139)	(307)	(446)
Charge-offs	(140)	(436)	(576)	(18)	(871)	(889)
Other	(55)	13	(42)	(12)	(71)	(83)
Ending balance	$2,327	$3,601	$5,928	$1,182	$5,572	$6,754

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
In millions of dollars	2016	2015	2015	2015	2015
OREO
Citicorp	$74	$70	$83	$85	$102
Citi Holdings	131	139	144	161	172
Total OREO	$205	$209	$227	$246	$274
North America	$159	$166	$177	$190	$220
EMEA	1	1	1	1	1
Latin America	35	38	44	50	48
Asia	10	4	5	5	5
Total OREO	$205	$209	$227	$246	$274
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$2,327	$1,596	$1,578	$1,223	$1,182
Consumer non-accrual loans	3,601	3,658	4,829	5,261	5,572
Non-accrual loans (NAL)	$5,928	$5,254	$6,407	$6,484	$6,754
OREO	$205	$209	$227	$246	$274
Non-accrual assets (NAA)	$6,133	$5,463	$6,634	$6,730	$7,028
NAL as a percentage of total loans	0.96%	0.85%	1.03%	1.03%	1.09%
NAA as a percentage of total assets	0.34	0.32	0.37	0.37	0.38
Allowance for loan losses as a percentage of NAL(1)	214	240	213	217	216

	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
Non-accrual assets—Total Citicorp	2016	2015	2015	2015	2015
Non-accrual loans (NAL)	$3,718	$2,991	$2,921	$2,684	$2,674
OREO	74	70	83	85	102
Non-accrual assets (NAA)	$3,792	$3,061	$3,004	$2,769	$2,776
NAA as a percentage of total assets	0.22%	0.19%	0.18%	0.16%	0.16%
Allowance for loan losses as a percentage of NAL(1)	284	345	350	386	399
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(2)	$2,210	$2,263	$3,486	$3,800	$4,080
OREO	131	139	144	161	172
Non-accrual assets (NAA)	$2,341	$2,402	$3,630	$3,961	$4,252
NAA as a percentage of total assets	3.21%	2.97%	3.10%	3.19%	3.27%
Allowance for loan losses as a percentage of NAL(1)	98	101	98	98	96

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

(2)	The December 31, 2015 decline includes the impact related to the transfer of approximately $8 billion of mortgage loans to Loans, held-for-sale (HFS) (included within Other assets).

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Mar. 31, 2016	Dec. 31, 2015
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$20	$25
Mortgage and real estate(3)	105	104
Loans to financial institutions	2	5
Other	264	273
	$391	$407
In offices outside the U.S.
Commercial and industrial(2)	$199	$111
Mortgage and real estate(3)	34	33
Other	39	45
	$272	$189
Total corporate renegotiated loans	$663	$596
Consumer renegotiated loans(4)(5)(6)(7)
In U.S. offices
Mortgage and real estate(8)	$6,633	$7,058
Cards	1,349	1,396
Installment and other	74	79
	$8,056	$8,533
In offices outside the U.S.
Mortgage and real estate	$524	$474
Cards	549	555
Installment and other	494	514
	$1,567	$1,543
Total consumer renegotiated loans	$9,623	$10,076

(1)
Includes $355 million and $258 million of non-accrual loans included in the non-accrual assets table above at March 31, 2016 and December 31, 2015, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at March 31, 2016, Citi also modified $263 million commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) all within offices in the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at March 31, 2016, Citi also modified $13 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $1,772 million and $1,852 million of non-accrual loans included in the non-accrual assets table above at March 31, 2016 and December 31, 2015, respectively. The remaining loans are accruing interest.

(5)	Includes $95 million and $53 million of commercial real estate loans at March 31, 2016 and December 31, 2015, respectively.

(6)	Includes $70 million and $128 million of other commercial loans at March 31, 2016 and December 31, 2015, respectively.

(7)	Smaller-balance homogeneous loans were derived from Citi’s risk management systems.

(8)	Reduction in the first quarter of 2016 includes $251 million related to TDRs sold or transferred to held-for-sale.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other(1)			Total
In billions of dollars	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
Available cash	$74.2	$52.4	$76.1	$24.5	$16.9	$18.3	$98.7	$69.3	$94.5
U.S. sovereign	117.6	110.1	115.4	22.6	32.4	20.0	140.3	142.4	135.4
U.S. agency/agency MBS	68.9	63.8	56.0	0.5	1.0	1.2	69.4	64.9	57.3
Foreign government debt(2)	86.8	84.8	96.9	19.6	14.9	13.4	106.4	99.7	110.3
Other investment grade	1.1	1.0	1.2	1.6	1.2	1.9	2.7	2.2	3.1
Total HQLA (EOP)	$348.7	$312.1	$345.6	$68.8	$66.4	$54.9	$417.5	$378.5	$400.5
Total HQLA (AVG)	$335.1	$325.8	—	$65.0	$63.4	—	$400.1	$389.2	—

Note: Except as indicated, amounts set forth in the table above are as of period end and may increase or decrease intra-period in the ordinary course of business. For securities, the amounts represent the liquidity value that potentially could be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for securities financing transactions. The Federal Reserve Board has proposed requiring disclosure of HQLA, the Liquidity Coverage Ratio and related components on an average basis each quarter, as compared to end-of-period (for additional information, see “Liquidity Coverage Ratio (LCR)” below). Citi has presented in this Form 10-Q the average information on these metrics currently available, which includes average total HQLA, average LCR and average net outflows under the LCR for the periods 1Q’16 and 4Q’15; 1Q’15 and other component information is not currently available.

(1)
“Non-Bank and Other” includes the parent holding company (Citigroup), Citi’s broker-dealer subsidiaries and other non-bank subsidiaries that are consolidated into Citigroup as well as Banamex and Citibank (Switzerland) AG. Banamex and Citibank (Switzerland) AG account for approximately $8 billion of the “Non-Bank and Other” HQLA balance as of March 31, 2016.

(2)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises, and principally include government bonds from India, Korea, Mexico, Poland and Singapore.

As set forth in the table above, Citi’s total HQLA increased sequentially on both an end-of-period and average basis, driven primarily by increases in deposit balances.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLB) of which Citi is a member, which was approximately $37 billion as of March 31, 2016 (compared to $36 billion as of December 31, 2015 and $38 billion as of March 31, 2015) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.
In general, Citi’s liquidity is fungible across legal entities within its bank group. Citi’s bank subsidiaries, including Citibank, can lend to the Citi parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of March 31, 2016, the capacity available for lending to these entities under Section 23A was approximately $14 billion, compared to $17 billion as of both December 31, 2015 and March 31, 2015, subject to certain eligible non-cash collateral requirements.

Loans
The table below sets forth the end-of-period loans, by business and/or segment, and the total average loans for each of the periods indicated:

In billions of dollars	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
Global Consumer Banking
North America	$160.9	$165.5	$154.0
Latin America	25.4	25.5	27.2
Asia(1)	86.3	86.0	89.6
Total	$272.6	$277.0	$270.8
Institutional Clients Group
Corporate lending	119.6	114.9	110.5
Treasury and trade solutions (TTS)	73.0	71.4	74.8
Private bank, markets and securities services and other	108.2	105.3	97.8
Total	$300.8	$291.6	$283.1
Total Citicorp	573.4	568.6	553.9
Total Citi Holdings	45.4	49.0	67.2
Total Citigroup loans (EOP)	$618.8	$617.6	$621.1
Total Citigroup loans (AVG)	$612.2	$625.1	$634.8

(1)	For reporting purposes, includes EMEA GCB for all periods presented.

End-of-period loans remained relatively unchanged both year-over-year and quarter-over-quarter. Excluding the impact of FX translation, Citigroup’s end-of-period loans increased 1% year-over-year and remained relatively unchanged sequentially, as growth in Citicorp offset continued reductions in Citi Holdings.
Excluding the impact of FX translation, Citicorp loans increased 5% year-over-year. GCB loans grew 2% year-over-year, driven by 4% growth in North America, including 2% growth in Citi-branded cards. International GCB loans remained relatively unchanged, as reductions in mortgages was offset by continued growth in personal loans and cards. ICG loans increased 7% year-over-year. Within ICG, corporate loans increased 10% driven by both new business and the funding of transaction-related commitments to target market clients. While treasury and trade solutions loans declined 1%, private bank, markets and securities services loans grew 11% year-over-year driven by continued opportunities to support client activities.
Citi Holdings loans decreased 32% year-over-year driven by $18 billion of reductions in North America mortgages, including transfers to held-for-sale (see Note 14 to the Consolidated Financial Statements).

Deposits
The table below sets forth the end-of-period deposits, by business and/or segment, and the total average deposits for each of the periods indicated:

In billions of dollars	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
Global Consumer Banking
North America	$183.7	$181.6	$181.6
Latin America	28.3	28.7	29.0
Asia(1)	90.7	87.6	89.5
Total	$302.7	$297.9	$300.1
Institutional Clients Group
Treasury and trade solutions (TTS)	415.0	392.1	386.5
Banking ex-TTS	114.6	118.8	104.4
Markets and securities services	77.5	76.7	80.5
Total	$607.1	$587.7	$571.3
Corporate/Other	15.6	12.0	12.3
Total Citicorp	$925.4	$897.6	$883.7
Total Citi Holdings	9.2	10.3	15.9
Total Citigroup deposits (EOP)	$934.6	$907.9	$899.6
Total Citigroup deposits (AVG)	$911.7	$908.8	$899.5

(1)	For reporting purposes, includes EMEA GCB for all periods presented.

End-of-period deposits increased 4% year-over-year and 3% quarter-over-quarter. Excluding the impact of FX translation, Citigroup’s end-of-period deposits increased 5% year-over-year and 2% sequentially, despite continued reductions in Citi Holdings deposits.
Excluding the impact of FX translation, Citicorp deposits grew 6% year-over-year. Within Citicorp, GCB deposits increased 2% year-over-year, driven by 4% growth in international deposits. ICG deposits increased 7% year-over-year, driven by increased operating flows from new and existing clients within treasury and trade solutions.
The decline in Citi Holdings deposits from the prior-year period was primarily driven by the now-complete transfer of Morgan Stanley Smith Barney (MSSB) deposits to Morgan Stanley.

Long-Term Debt
The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 7.0 years as of March 31, 2016, a slight increase from both the prior-year period and sequentially, due primarily to the issuance of longer-dated debt securities during the first quarter of 2016 including in response to proposed total loss-absorbing capacity, or TLAC, requirements (for additional information on TLAC, see “Liquidity Risk— Long-Term Debt— Total Loss Absorbing Capacity (TLAC)” and “Risk Factors— Liquidity Risks” in Citi’s 2015 Annual Report on Form 10-K).
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

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
Parent
Benchmark debt:
Senior debt	$94.0	$90.3	$96.7
Subordinated debt	29.4	26.9	25.5
Trust preferred	1.7	1.7	1.7
Customer-related debt:
Structured debt	23.6	21.8	21.9
Non-structured debt	3.3	3.0	5.0
Local country and other(1)	4.1	2.4	1.0
Total parent	$156.1	$146.1	$151.8
Bank
FHLB borrowings	$17.1	$17.8	$16.3
Securitizations(2)	28.7	30.9	35.2
Local country and other(1)	6.0	6.5	7.2
Total bank	$51.7	$55.2	$58.7
Total long-term debt	$207.8	$201.3	$210.5
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

Citi’s total long-term debt outstanding decreased year-over-year but increased sequentially. Year-over-year, long-term debt decreased primarily due to continued reductions in securitizations at the bank entities, partially offset by issuances at the parent. Sequentially, long-term debt increased primarily due to the issuance of senior and subordinated debt at the parent during the first quarter of 2016, partially offset by continued declines in securitizations at the bank entities.
As part of its liability management, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs and assist it in meeting regulatory changes and requirements. During the first quarter of 2016, Citi repurchased an aggregate of approximately $0.5 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	1Q16		4Q15		1Q15
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent
Benchmark debt:
Senior debt	$4.3	$5.2	$12.8	$5.2	$5.1	$6.1
Subordinated debt	—	1.5	0.9	1.5	0.4	1.0
Trust preferred	—	—	—	—	—	—
Customer-related debt:
Structured debt	2.2	3.2	2.3	0.8	2.5	2.8
Non-structured debt	0.2	—	0.7	0.2	0.4	—
Local country and other	—	1.8	—	0.1	0.2	1.2
Total parent	$6.8	$11.7	$16.7	$7.8	$8.6	$11.1
Bank
FHLB borrowings	$1.7	$1.0	$—	$0.5	$3.5	$—
Securitizations	2.3	—	1.2	—	2.8	—
Local country and other	0.7	0.7	1.3	0.7	0.5	0.6
Total bank	$4.7	$1.7	$2.5	$1.2	$6.9	$0.6
Total	$11.5	$13.4	$19.2	$9.0	$15.5	$11.7

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) during the first quarter of 2016, as well as its aggregate expected annual long-term debt maturities as of March 31, 2016:

	Maturities 1Q16
In billions of dollars		2016	2017	2018	2019	2020	2021	Thereafter	Total
Parent
Benchmark debt:
Senior debt	$4.3	$7.6	$14.5	$18.2	$13.5	$7.0	$5.9	$27.3	$94.0
Subordinated debt	—	1.5	2.4	1.1	1.4	—	—	23.0	29.4
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt:
Structured debt	2.2	3.6	3.2	2.5	1.9	2.2	1.4	8.8	23.6
Non-structured debt	0.2	0.4	0.5	0.6	0.2	0.2	0.1	1.2	3.3
Local country and other	—	1.8	0.3	0.2	0.2	0.1	0.1	1.5	4.1
Total parent	$6.8	$14.9	$21.0	$22.6	$17.1	$9.6	$7.5	$63.4	$156.1
Bank
FHLB borrowings	$1.7	$7.8	$8.8	$0.5	$—	$—	$—	$—	$17.1
Securitizations	2.3	9.4	5.3	8.4	1.9	0.1	2.5	1.0	28.7
Local country and other	0.7	1.6	1.9	0.4	0.6	0.9	0.2	0.3	6.0
Total bank	$4.7	$18.8	$15.9	$9.4	$2.5	$1.1	$2.6	$1.4	$51.7
Total long-term debt	$11.5	$33.7	$37.0	$31.9	$19.6	$10.7	$10.2	$64.8	$207.8

Secured Funding Transactions and Short-Term Borrowings
Citi supplements its primary sources of funding with short-term borrowings. Short-term borrowings generally include (i) secured funding transactions (securities loaned or sold under agreements to repurchase, or repos) and (ii) to a lesser extent, short-term borrowings consisting of commercial paper and borrowings from the FHLB and other market participants. See Note 17 to the Consolidated Financial Statements for further information on Citigroup’s and its affiliates’ outstanding short-term borrowings. Citi has purposefully reduced its commercial paper and other short-term borrowings, including FHLB borrowings, as it continued to grow its high-quality deposits.

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
Secured funding of $157 billion as of March 31, 2016 declined 10% from the prior-year period and increased 7% sequentially. Excluding the impact of FX translation, secured funding decreased 11% from the prior-year period and increased 6% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $163 billion for the quarter ended March 31, 2016.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of March 31, 2016.
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
In November 2015, the Federal Reserve Board issued proposed rules which would require additional disclosures relating to the LCR of large financial institutions, including Citi. Among other things, the proposed rules would require Citi to disclose its average HQLA, LCR and inflows and outflows each quarter, as compared to end-of-period amounts as Citi previously disclosed. In addition, the proposed rules would require disclosure of Citi’s calculation of the maturity mismatch add-on as well as other qualitative disclosures. The comment period on the proposed rules ended on February 2, 2016 and, while the Board proposed a July 1, 2016 effective date for these disclosures, final rules have not yet been implemented.
The table below sets forth the components of Citi’s LCR calculation and HQLA in excess of net outflows as of the periods indicated:

In billions of dollars	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
HQLA	$400.1	$389.2	$400.5
Net outflows	333.3	344.4	361.0
LCR	120%	113%	111%
HQLA in excess of net outflows	$66.8	$44.8	$39.5
Note: Amounts for 1Q’16 and 4Q’15 set forth in the table above are presented on an average basis; amounts for 1Q’15 are presented end-of-period (see the discussion preceding the table above). Accordingly, data in 1Q’16 and 4Q’15 is not directly comparable to data in 1Q’15.
As set forth in the table above, Citi’s LCR increased sequentially driven both by the increase in HQLA as discussed above, as well as lower net outflows due to a lengthening in the maturity of both deposits and repos.

Net Stable Funding Ratio (NSFR)
On April 26, 2016, the FDIC and the OCC issued a proposed rule to implement the Basel III NSFR requirement, and the Federal Reserve Board is expected to consider a proposed NSFR rule in early May 2016.
Based on the FDIC and OCC proposal, the U.S. proposed NSFR is largely consistent with the Basel Committee’s final NSFR rules (for additional information, see “Liquidity Risk— Liquidity Monitoring and Measurement” in Citi’s 2015 Annual Report on Form 10-K). In general, the NSFR assesses the availability of a bank’s stable funding against a required level. A bank’s available stable funding would include portions of equity, deposits and long-term debt, while its required stable funding would be based on the liquidity characteristics of its assets, derivatives and commitments. Standardized weightings would be required to be applied to the various asset and liabilities classes. The ratio of available stable funding to required stable funding would be required to be greater than 100%. The proposal would require full implementation of the NSFR beginning January 1, 2018. Citi continues to review this recently-issued proposal.

Credit Ratings
The table below sets forth the ratings for Citigroup and Citibank as of March 31, 2016. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Inc. (CGMI) were A/A-1 at Standard & Poor’s and A+/F1 at Fitch as of March 31, 2016. The long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of March 31, 2016.

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
The following information is provided for the purpose of analyzing the potential funding and liquidity impact to Citigroup and Citibank of a hypothetical, simultaneous ratings downgrade across all three major rating agencies. This analysis is subject to certain estimates, estimation methodologies, and judgments and uncertainties. Uncertainties include potential ratings limitations that certain entities may have with respect to permissible counterparties, as well as general subjective counterparty behavior. For example, certain corporate customers and markets counterparties could re-evaluate their business relationships with Citi and limit transactions in certain contracts or market instruments with Citi. Changes in counterparty behavior could impact Citi’s funding and liquidity, as well as the results of operations of certain of its businesses. The actual impact to Citigroup or Citibank is unpredictable and may differ materially from the potential funding and liquidity impacts described below. For additional information on the impact of credit rating changes on Citi and its applicable subsidiaries, see “Risk Factors— Liquidity Risks” in Citi’s 2015 Annual Report on Form 10-K.

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of March 31, 2016, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $0.8 billion, compared to $0.6 billion as of December 31, 2015. Other funding sources, such as securities financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of March 31, 2016, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $1.3 billion, unchanged from December 31, 2015, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $2.1 billion, compared to $1.9 billion as of December 31, 2015 (see also Note 21 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citibank were approximately $335 billion and the liquidity resources of Citi’s non-bank and other entities were approximately $65 billion, for a total of approximately $400 billion as of March 31, 2016. These liquidity resources are available in part as a contingency for the potential events described above.

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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank’s senior debt/long-term rating by S&P could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of March 31, 2016, Citibank had liquidity commitments of approximately $10.0 billion to consolidated asset-backed commercial paper conduits, unchanged from December 31, 2015 (as referenced in Note 20 to the Consolidated Financial Statements).
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
For additional information, see “Market Risk” and “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K.

Market Risk of Non-Trading Portfolios
For additional information on Citi’s net interest revenue (for interest rate exposure purposes), interest rate risk and interest rate risk measurement, see “Market Risk of Non-Trading Portfolios” in Citi’s 2015 Annual Report on Form 10-K.

The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis), each assuming an unanticipated parallel instantaneous 100 basis point increase in interest rates.

In millions of dollars (unless otherwise noted)	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,362	$1,419	$1,263
All other currencies	587	635	611
Total	$1,949	$2,054	$1,874
As a percentage of average interest-earning assets	0.13%	0.13%	0.12%
Estimated initial impact to AOCI (after-tax)(2)	$(4,950)	$(4,837)	$(3,931)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(57)	(57)	(45)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(240) million for a 100 basis point instantaneous increase in interest rates as of March 31, 2016.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated initial AOCI impact above.
The sequential decrease in the estimated impact to net interest revenue primarily reflected changes in the balance sheet composition, including changes in the deposit mix, partially offset by an increasing capital base. The sequential increase in the estimated impact to AOCI primarily reflected changes in the composition of Citi Treasury’s investment and interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of March 31, 2016, Citi expects that the negative

$5.0 billion impact to AOCI in such a scenario could potentially be offset over approximately 28 months.
The following table sets forth the estimated impact to Citi’s net interest revenue, AOCI and the Common Equity Tier 1 Capital ratio (on a fully implemented basis) under four different changes in interest rate scenarios for the U.S. dollar and Citi’s other currencies. While Citi also monitors the impact of a parallel decrease in interest rates, a 100 basis point decrease in short-term interest rates is not meaningful, as it would imply negative interest rates in many of Citi's markets.

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,362	$1,363	$121	$(211)
All other currencies	587	544	33	(34)
Total	$1,949	$1,907	$154	$(245)
Estimated initial impact to AOCI (after-tax)(1)	$(4,950)	$(3,018)	$(2,269)	$1,896
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(57)	(34)	(27)	22
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
Over the past year, a number of central banks, including the European Central Bank, the Bank of Japan and the Swiss National Bank, have implemented negative interest rates, and additional governmental entities could do so in the future. While negative interest rates can adversely impact net interest revenue (as well as net interest margin), Citi has, to date, been able to partially offset the impact of negative rates in these jurisdictions through a combination of business and Citi Treasury interest rate risk mitigation activities, including applying negative rates to client accounts (for additional information on Citi Treasury’s ongoing interest rate mitigation activities, see “Market Risk—Market Risk of Non-Trading Portfolios” in Citi’s 2015 Annual Reporting on Form 10-K).

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of March 31, 2016, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.5 billion, or 0.82% of TCE, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the Japanese Yen.

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
The effect of Citi’s ongoing management strategies with respect to changes in foreign exchange rates and the impact of these changes on Citi’s TCE and Common Equity Tier 1 Capital ratio are shown in the table below. For additional information on the changes in AOCI, see Note 18 to the Consolidated Financial Statements.

	For the quarter ended
In millions of dollars (unless otherwise noted)	Mar. 31, 2016	Dec. 31, 2015	Mar. 31, 2015
Change in FX spot rate(1)	2.1%	(1.1)%	(4.5)%
Change in TCE due to FX translation, net of hedges	$396	$(696)	$(1,763)
As a percentage of TCE	0.2%	(0.4)%	(1.0)%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	(1)	—	—

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin

	1st Qtr.		4th Qtr.		1st Qtr.		Change
In millions of dollars, except as otherwise noted	2016		2015		2015		1Q16 vs. 1Q15
Interest revenue(1)	$14,286		$14,491		$14,724		(3)%
Interest expense	2,940		2,900		3,028		(3)
Net interest revenue(1)(2)	$11,346		$11,591		$11,696		(3)%
Interest revenue—average rate	3.68%		3.66%		3.67%		1	bps
Interest expense—average rate	0.99		0.96		0.96		3	bps
Net interest margin	2.92		2.92		2.92		—	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.84%		0.84%		0.60%		24	bps
10-year U.S. Treasury note—average rate	1.91		2.19		1.97		(6)	bps
10-year vs. two-year spread	107	bps	135	bps	137	bps

Note: All interest expense amounts include FDIC deposit insurance assessments.

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $119 million, $126 million, and $124 million for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value.

Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Citi’s NIM was 2.92% in the first quarter of 2016, unchanged sequentially as the sale of higher-yielding assets in OneMain Financial in the fourth quarter of 2015 was offset by the impact of higher interest rates.
As noted in the tables above, Citi’s interest expense includes the impact of FDIC deposit insurance assessments. As previously disclosed, as part of the Dodd-Frank Act, the FDIC is required to ensure that its deposit insurance fund reserve ratio reaches 1.35% by September 30, 2020. In March

2016, the FDIC issued a final rule that imposes on insured depository institutions with at least $10 billion in assets, which includes Citibank, a surcharge of 4.5 basis points per annum until the fund reaches the required ratio, which the FDIC estimates would take approximately two years. The FDIC has stated it expects that surcharges will commence in the second half of 2016. Based on its current assessment base, Citi estimates the net impact to Citibank would be approximately $500 million over the two-year period.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)(4)

	Average volume			Interest revenue			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2016	2015	2015	2016	2015	2015	2016	2015	2015
Assets
Deposits with banks(5)	$117,765	$121,995	$139,173	$219	$189	$183	0.75%	0.61%	0.53%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$150,044	$150,326	$151,077	$374	$308	$283	1.00%	0.81%	0.76%
In offices outside the U.S.(5)	78,571	76,087	90,102	273	246	359	1.40%	1.28%	1.62%
Total	$228,615	$226,413	$241,179	$647	$554	$642	1.14%	0.97%	1.08%
Trading account assets(7)(8)
In U.S. offices	$104,982	$108,349	$116,950	$953	$1,018	$918	3.65%	3.73%	3.18%
In offices outside the U.S.(5)	99,118	95,566	111,309	518	447	516	2.10%	1.86%	1.88%
Total	$204,100	$203,915	$228,259	$1,471	$1,465	$1,434	2.90%	2.85%	2.55%
Investments
In U.S. offices
Taxable	$228,980	$219,533	$213,431	$1,000	$958	$940	1.76%	1.73%	1.79%
Exempt from U.S. income tax	19,400	19,833	20,740	169	160	83	3.50%	3.20%	1.62%
In offices outside the U.S.(5)	103,763	104,633	102,168	754	782	769	2.92%	2.97%	3.05%
Total	$352,143	$343,999	$336,339	$1,923	$1,900	$1,792	2.20%	2.19%	2.16%
Loans (net of unearned income)(9)
In U.S. offices	$350,107	$357,454	$357,951	$5,873	$5,950	$6,368	6.75%	6.60%	7.21%
In offices outside the U.S.(5)	262,133	267,493	276,914	3,901	4,025	4,195	5.99%	5.97%	6.14%
Total	$612,240	$624,947	$634,865	$9,774	$9,975	$10,563	6.42%	6.33%	6.75%
Other interest-earning assets(10)	$47,765	$51,623	$45,501	$252	$408	$110	2.12%	3.14%	0.98%
Total interest-earning assets	$1,562,628	$1,572,892	$1,625,316	$14,286	$14,491	$14,724	3.68%	3.66%	3.67%
Non-interest-earning assets(7)	$214,943	$211,356	$227,808
Total assets from discontinued operations	—	—	—
Total assets	$1,777,571	$1,784,248	$1,853,124

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $119 million, $126 million, and $124 million for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)

	Average volume			Interest expense			% Average rate
	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.	1st Qtr.	4th Qtr.	1st Qtr.
In millions of dollars, except rates	2016	2015	2015	2016	2015	2015	2016	2015	2015
Liabilities
Deposits
In U.S. offices(5)	$277,648	$270,156	$281,518	$316	$294	$356	0.46%	0.43%	0.51%
In offices outside the U.S.(6)	424,055	426,288	416,878	888	929	970	0.84%	0.86%	0.94%
Total	$701,703	$696,444	$698,396	$1,204	$1,223	$1,326	0.69%	0.70%	0.77%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$103,523	$102,429	$106,394	$260	$198	$163	1.01%	0.77%	0.62%
In offices outside the U.S.(6)	59,392	60,861	70,720	242	218	213	1.64%	1.42%	1.22%
Total	$162,915	$163,290	$177,114	$502	$416	$376	1.24%	1.01%	0.86%
Trading account liabilities(8)(9)
In U.S. offices	$23,636	$24,627	$28,040	$52	$32	$23	0.88%	0.52%	0.33%
In offices outside the U.S.(6)	41,676	38,575	45,159	36	26	24	0.35%	0.27%	0.22%
Total	$65,312	$63,202	$73,199	$88	$58	$47	0.54%	0.36%	0.26%
Short-term borrowings(10)
In U.S. offices	$56,834	$62,123	$72,060	$29	$40	$21	0.21%	0.26%	0.12%
In offices outside the U.S.(6)	22,642	27,856	57,078	71	46	98	1.26%	0.66%	0.70%
Total	$79,476	$89,979	$129,138	$100	$86	$119	0.51%	0.38%	0.37%
Long-term debt(11)
In U.S. offices	$172,429	$177,836	$191,555	$995	$1,062	$1,110	2.32%	2.37%	2.35%
In offices outside the U.S.(6)	6,854	8,111	7,007	51	55	50	2.99%	2.69%	2.89%
Total	$179,283	$185,947	$198,562	$1,046	$1,117	$1,160	2.35%	2.38%	2.37%
Total interest-bearing liabilities	$1,188,689	$1,198,862	$1,276,409	$2,940	$2,900	$3,028	0.99%	0.96%	0.96%
Demand deposits in U.S. offices	$31,336	$28,025	$24,018
Other non-interest-bearing liabilities(8)	332,065	334,132	339,129
Total liabilities from discontinued operations	—	—	—
Total liabilities	$1,552,090	$1,561,019	$1,639,556
Citigroup stockholders’ equity(12)	$224,320	$222,006	$212,133
Noncontrolling interest	1,161	1,223	1,435
Total equity(12)	$225,481	$223,229	$213,568
Total liabilities and stockholders’ equity	$1,777,571	$1,784,248	$1,853,124
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$853,513	$925,159	$942,923	$6,986	$7,152	$7,004	3.29%	3.07%	3.01%
In offices outside the U.S.(6)	709,115	647,733	682,393	4,360	4,439	4,692	2.47	2.72	2.79
Total	$1,562,628	$1,572,892	$1,625,316	$11,346	$11,591	$11,696	2.92%	2.92%	2.92%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $119 million, $126 million, and $124 million for the three months ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Analysis of Changes in Interest Revenue(1)(2)(3)

	1st Qtr. 2016 vs. 4th Qtr. 2015			1st Qtr. 2016 vs. 1st Qtr. 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$(7)	$37	$30	$(31)	$67	$36
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(1)	$67	$66	$(2)	$93	$91
In offices outside the U.S.(4)	8	19	27	(43)	(43)	(86)
Total	$7	$86	$93	$(45)	$50	$5
Trading account assets(5)
In U.S. offices	$(31)	$(34)	$(65)	$(100)	$135	$35
In offices outside the U.S.(4)	17	54	71	(60)	62	2
Total	$(14)	$20	$6	$(160)	$197	$37
Investments(1)
In U.S. offices	$42	$9	$51	$64	$82	$146
In offices outside the U.S.(4)	(6)	(22)	(28)	12	(27)	(15)
Total	$36	$(13)	$23	$76	$55	$131
Loans (net of unearned income)(6)
In U.S. offices	$(123)	$46	$(77)	$(137)	$(358)	$(495)
In offices outside the U.S.(4)	(80)	(44)	(124)	(221)	(73)	(294)
Total	$(203)	$2	$(201)	$(358)	$(431)	$(789)
Other interest-earning assets(7)	$(29)	$(128)	$(157)	$6	$136	$142
Total interest revenue	$(210)	$4	$(206)	$(512)	$74	$(438)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	1st Qtr. 2016 vs. 4th Qtr. 2015			1st Qtr. 2016 vs. 1st Qtr. 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$8	$14	$22	$(5)	$(35)	$(40)
In offices outside the U.S.(4)	(5)	(36)	(41)	16	(98)	(82)
Total	$3	$(22)	$(19)	$11	$(133)	$(122)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$2	$60	$62	$(5)	$102	$97
In offices outside the U.S.(4)	(5)	29	24	(38)	67	29
Total	$(3)	$89	$86	$(43)	$169	$126
Trading account liabilities(5)
In U.S. offices	$(1)	$21	$20	$(4)	$33	$29
In offices outside the U.S.(4)	2	8	10	(2)	14	12
Total	$1	$29	$30	$(6)	$47	$41
Short-term borrowings(6)
In U.S. offices	$(3)	$(8)	$(11)	$(5)	$13	$8
In offices outside the U.S.(4)	(10)	35	25	(80)	53	(27)
Total	$(13)	$27	$14	$(85)	$66	$(19)
Long-term debt
In U.S. offices	$(32)	$(35)	$(67)	$(110)	$(5)	$(115)
In offices outside the U.S.(4)	(9)	5	(4)	(1)	2	1
Total	$(41)	$(30)	$(71)	$(111)	$(3)	$(114)
Total interest expense	$(53)	$93	$40	$(234)	$146	$(88)
Net interest revenue	$(157)	$(89)	$(246)	$(278)	$(72)	$(350)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Market Risk of Trading Portfolios
For additional information on Citi’s market risk of trading portfolios, see “Market Risk—Market Risk of Trading Portfolios” in Citi’s 2015 Annual Report on Form 10-K.

Value at Risk
As of March 31, 2016, Citi estimates that the conservative features of its VAR calibration contribute an approximate 22% add-on (compared to 17% at December 31, 2015) to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets. The increase is largely reflective of market volatility during the first quarter of 2016.
As set forth in the table below, Citi’s average Trading VAR and average Trading and Credit Portfolio VAR as of March 31, 2016 were largely unchanged sequentially as changes in interest rate exposure were mostly offset by changes in foreign exchange exposure in the markets sequentially and securities services businesses within ICG.
Trading VAR as of March 31, 2016 decreased sequentially due to a change of risk profile in equity markets within ICG, as well as an increase in diversification benefit across businesses. Trading and Credit Portfolio VAR as of March 31, 2016 also decreased sequentially, although the decrease from Trading VAR was partially offset by an increase in CVA exposure.

		First Quarter		Fourth Quarter		First Quarter
In millions of dollars	March 31, 2016	2016 Average	Dec. 31, 2015	2015 Average	March 31, 2015	2015 Average
Interest rate	$37	$41	$37	$35	$63	$60
Credit spread	62	64	56	64	71	$75
Covariance adjustment(1)	(29)	(27)	(25)	(25)	(34)	(33)
Fully diversified interest rate and credit spread	$70	$78	$68	$74	$100	$102
Foreign exchange	25	29	27	35	29	31
Equity	9	15	17	15	25	16
Commodity	17	14	17	16	22	24
Covariance adjustment(1)	(62)	(56)	(53)	(61)	(69)	(66)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$59	$80	$76	$79	$107	$107
Specific risk-only component(3)	$7	$7	$11	$7	$8	$6
Total trading VAR—general market risk factors only (excluding credit portfolios)(2)	$52	$73	$65	$72	$99	$101
Incremental impact of the credit portfolio(4)	$29	$28	$22	$28	$30	$24
Total trading and credit portfolio VAR	$88	$108	$98	$107	$137	$131

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

(2) The total Trading VAR includes mark-to-market and certain fair value option trading positions in ICG and Citi Holdings, with the exception of hedges to the loan portfolio, fair value option loans and all CVA exposures. Available-for-sale and accrual exposures are not included.

(3)	The specific risk-only component represents the level of equity and fixed income issuer-specific risk embedded in VAR.

(4)
The credit portfolio is composed of mark-to-market positions associated with non-trading business units including Citi Treasury, the CVA relating to derivative counterparties and all associated CVA hedges. FVA and DVA are not included. The credit portfolio also includes hedges to the loan portfolio, fair value option loans and hedges to the leveraged finance pipeline within capital markets origination in ICG.

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	First Quarter		Fourth Quarter		First Quarter
	2016		2015		2015
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$29	$64	$28	$54	$39	$84
Credit spread	56	69	56	74	66	94
Fully diversified interest rate and credit spread	$66	$97	$65	$93	$86	$127
Foreign exchange	24	40	23	52	20	43
Equity	9	24	12	23	9	26
Commodity	10	18	14	20	18	37
Total trading	$59	$106	$70	$104	$85	$140
Total trading and credit portfolio	85	131	93	133	108	158
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close of business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Mar. 31, 2016
Total—all market risk factors, including general and specific risk	$56
Average—during quarter	$75
High—during quarter	99
Low—during quarter	56

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
As of March 31, 2016, there were no back-testing exceptions observed for Citi’s Regulatory VAR for the prior 12 months.

COUNTRY RISK

For additional information on country risk at Citi, see “Country Risk” and “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K.

Emerging Markets Exposures
Citi generally defines emerging markets as countries in Latin America, Asia (other than Japan, Australia and New Zealand), Central and Eastern Europe, the Middle East and Africa.
The following table presents Citicorp’s principal emerging markets assets as of March 31, 2016. For purposes of the table below, loan amounts are generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. Trading account assets and investment securities are generally categorized below based on the domicile of the issuer of the security or the underlying reference entity (for additional information on the assets included in the table, see the footnotes to the table below).

As of March 31, 2016						As of Dec. 31, 2015	As of Mar. 31, 2015	GCB NCL Rate(4)
In billions of dollars	Trading account assets(1)	Investment securities(2)	Corporate loans(3)	GCB loans(4)	Aggregate(5)	Aggregate(5)	Aggregate(5)	1Q'16	4Q'15	1Q'15
Mexico	$5.4	$16.9	$7.1	$25.4	$54.8	$54.5	$57.9	4.5%	4.7%	5.3%
Korea	1.1	9.6	3.0	19.8	33.5	33.5	37.3	0.4	0.4	0.6
India	2.5	8.6	9.6	6.2	27.0	26.6	25.5	0.7	0.8	0.7
Singapore	0.2	6.5	5.1	13.4	25.1	24.4	25.5	0.3	0.3	0.2
Brazil(4)	3.6	3.7	14.6	2.1	23.9	21.8	21.6	7.4	12.6	6.3
Hong Kong	0.7	5.3	7.3	10.4	23.7	24.6	23.7	0.3	0.7	0.4
China	2.7	2.5	8.1	4.7	17.9	17.5	17.4	0.5	0.9	1.0
Taiwan	0.9	1.6	3.7	7.8	14.0	13.1	13.0	0.4	0.4	0.2
Poland	1.6	5.4	2.8	1.6	11.4	9.0	8.6	0.7	(1.3)	0.5
Malaysia	1.0	0.7	1.9	4.9	8.5	6.9	7.1	0.7	0.7	0.7
Thailand	0.7	1.5	0.8	1.9	4.9	4.2	4.5	2.8	3.2	2.8
Colombia(4)	0.2	0.4	2.5	1.7	4.7	4.4	4.2	3.5	3.5	3.5
UAE	(0.2)	—	3.3	1.3	4.5	4.0	3.6	4.0	3.2	2.2
Russia	0.5	0.5	2.5	0.9	4.3	4.0	5.7	3.1	3.1	3.0
Indonesia	0.3	1.0	1.6	1.2	4.2	3.7	4.4	3.0	7.8	2.2
Turkey	(0.2)	0.4	3.7	—	3.9	3.2	3.9	—	—	—
Argentina(4)(6)	0.4	0.4	1.5	0.7	3.0	3.2	3.1	0.7	0.8	1.1
Philippines	0.5	0.4	0.6	1.1	2.5	2.1	2.5	3.6	3.6	4.6
South Africa	(0.2)	0.7	1.4	—	1.9	1.9	3.2	—	—	—
Hungary	0.4	0.8	0.6	—	1.8	1.5	1.6	—	—	—

Note: Aggregate may not cross-foot due to rounding. Prior periods have been reclassified to conform to current period presentation.

(1)	Trading account assets are shown on a net basis and include derivative exposures where the underlying reference entity is located in that country. Does not include counterparty credit exposures.

(2)
Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost. Does not include investments accounted for under the equity method.

(3)
Corporate loans reflect funded loans within ICG, excluding the private bank, net of unearned income. In addition to the funded loans disclosed in the table above, through its ICG businesses (excluding the private bank), Citi had unfunded commitments to corporate customers in the emerging markets of approximately $34 billion as of March 31, 2016 (compared to $35 billion as of each of the quarters ended December 31, 2015 and March 31, 2015); no single country accounted for more than $4 billion of this amount. For information on ICG private bank loans, see the narrative to the table below.

(4)
As previously announced, effective in the first quarter of 2016, Citi’s consumer businesses in Argentina, Brazil and Colombia, which previously were reported as part of Latin America GCB, are reported as part of Citi Holdings, reflecting Citi’s intention to exit these businesses. For purposes of the table above only, GCB loans and GCB NCL rate continue to reflect these exposures.

(5)	Aggregate of Trading account assets, Investment securities, Corporate loans and GCB loans, based on the methodologies described above.

(6)	For additional information on Citi’s exposures in Argentina, see below.

Emerging Markets Trading Account Assets and Investment Securities
In the ordinary course of business, Citi holds securities in its trading accounts and investment accounts, including those above. Trading account assets are marked to market daily, with asset levels varying as Citi maintains inventory consistent with customer needs. Investment securities are recorded at either fair value or historical cost, based on the underlying accounting treatment, and are predominantly held as part of the local entity asset and liability management program or to comply with local regulatory requirements. In the markets in the table above, approximately 99% of Citi’s investment securities were related to sovereign issuers as of March 31, 2016.

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
As of March 31, 2016, GCB had approximately $101 billion of consumer loans outstanding to borrowers in the emerging markets, or approximately 37% of GCB’s total loans, largely unchanged from December 31, 2015 and compared to $106 billion (39%) as of March 31, 2015. Of the approximate $101 billion as of March 31, 2016, the five largest emerging markets – Mexico, Korea, Singapore, Hong Kong and Taiwan – comprised approximately 28% of GCB’s total loans. Within the emerging markets, 33% of Citi’s GCB loans were mortgages, 23% were commercial banking loans, 25% were personal loans and 19% were credit card loans, each as of March 31, 2016.
Overall consumer credit quality remained generally stable in the first quarter of 2016, as net credit losses in the emerging markets were 1.7% of average loans, compared to 1.8% and 1.9% in the fourth quarter of 2015 and first quarter of 2015, respectively, consistent with Citi’s target market strategy and risk appetite framework.

Emerging Markets Corporate Lending
Consistent with ICG’s overall strategy, Citi’s corporate clients in the emerging markets are typically large, multinational corporations that value Citi’s global network. Citi aims to establish relationships with these clients that encompass multiple products, consistent with client needs, including cash management and trade services, foreign exchange, lending, capital markets and M&A advisory. Citi believes that its target corporate segment is more resilient under a wide range of economic conditions, and that its relationship-based approach to client service enables it to effectively manage the risks inherent in such relationships. Citi has a well-established risk appetite framework around its corporate lending activities, including risk-based limits and approval authorities and portfolio concentration boundaries. For additional information on Citi’s corporate lending, see “Credit Risk—Corporate Credit” above.
As of March 31, 2016, corporate loans (excluding the private bank) were approximately $99 billion in the emerging markets, representing approximately 43% of total corporate loans outstanding, compared to $98 billion (44%) and $102 billion (46%) as of December 31, 2015 and March 31, 2015, respectively. No single emerging markets country accounted for more than 6% of Citi’s corporate loans as of the end of the first quarter of 2016.
As of March 31, 2016, over 70% of Citi’s emerging markets corporate credit portfolio (excluding the private bank), including loans and unfunded lending commitments, was rated investment grade. The majority of the remainder was rated BB or B according to Citi’s internal risk measurement system and methodology.
The private bank, which is part of ICG and primarily serves high-net-worth individuals, had approximately $17 billion of loans in the emerging markets as of March 31, 2016, representing approximately 25% of the business’s total loans outstanding, unchanged from December 31, 2015 and compared to $18 billion (28%) as of March 31, 2015. Private bank loans are typically secured by liquid collateral or real estate and, consistent with the rest of the ICG loan portfolio, the business has a well-established risk appetite framework around its lending activities, including risk-based limits and approval authorities and portfolio concentration boundaries.
Overall ICG net credit losses in the emerging markets were 0.1% of average loans in the first quarter of 2016, compared to 0.2% and 0.0% in the fourth quarter of 2015 and first quarter of 2015, respectively. The ratio of non-accrual ICG loans to total loans in the emerging markets increased slightly to 0.6% as of March 31, 2016, compared to 0.4% and 0.5% as of December 31, 2015 and March 31, 2015, respectively.

Argentina
For additional information relating to Citi’s exposures in Argentina, see “Country Risk—Argentina” in Citi’s 2015 Annual Report on Form 10-K.
As of March 31, 2016, Citi’s net investment in its Argentine operations was approximately $756 million, compared to $747 million at December 31, 2015.
At March 31, 2016, Citi had cumulative translation losses related to its investment in Argentina, net of qualifying net investment hedges, of approximately $1.95 billion (pretax), which were recorded in stockholders’ equity. This compared to $1.88 billion (pretax) as of December 31, 2015. The cumulative translation losses would not be reclassified into earnings unless realized upon sale or liquidation of substantially all of Citibank’s Argentine operations.
As noted above, Citi hedges currency risk in its net investment in Argentina to the extent possible and prudent. As of March 31, 2016, Citi’s total hedges against its net investment in Argentina were approximately $627 million (compared to $821 million as of December 31, 2015). The $627 million in total hedges at quarter-end consisted entirely of foreign currency forwards that were recorded as net investment hedges under ASC 815 (compared to $567 million at December 31, 2015); Citi did not maintain any non-qualifying hedges on its net investment as of March 31, 2016.
As of March 31, 2016, Citi had total third-party assets of approximately $3.8 billion in Citi Argentina (compared to $4.4 billion at December 31, 2015), primarily composed of corporate and consumer loans and cash on deposit with and short-term paper issued by the Central Bank of Argentina. A significant portion of these assets was funded with local deposits. Included in the total assets were U.S.-dollar denominated assets of approximately $545 million, compared to approximately $918 million at December 31, 2015. The sequential decrease in U.S.-dollar-denominated assets was largely due to the Argentine government’s loosening of foreign exchange controls toward the end of 2015.
In addition to these foreign exchange and other economic risks, as widely reported, Argentina has been engaged in litigation in the U.S. with certain “holdout” bond investors who did not accept restructured bonds in the restructuring of Argentine debt after Argentina defaulted on its sovereign obligations in 2001. On April 22, 2016, Argentina made the final settlement payments to the pertinent investors and the U.S. district court lifted the injunction against Argentina, effectively ending the “holdout” litigation. Citi Argentina believes it should be able to resolve its pending disputes with the Argentine government, including Citi’s suspension from certain capital markets activities.

Venezuela
For historical information on foreign exchange controls in Venezuela as well as Citi’s exposures in Venezuela, see “Country Risk—Venezuela” in Citi’s 2015 Annual Report on Form 10-K.
On March 10, 2016, new foreign exchange control rules went into effect in Venezuela establishing two types of foreign exchange rates: a floating exchange rate (the DICOM rate), which will be the default exchange rate, and a protected exchange rate (the DIPRO rate), to which Citi will not have access. The new rules eliminated the SICAD rate that Citi previously used to remeasure its net bolivar-denominated monetary assets.
While there continues to be uncertainty regarding certain aspects of Venezuela’s new foreign exchange rules, Citi adopted the DICOM rate in remeasuring bolivar-denominated revenues, expenses and net monetary assets effective in the first quarter of 2016. As a result, Citi incurred a charge to earnings of approximately $180 million in the quarter, recorded in ICG, which reflected the write down of virtually all of Citi’s net investment in Venezuela.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Operational Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Note 9 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
At March 31, 2016, Citigroup had recorded net DTAs of approximately $46.3 billion, a decrease of $1.6 billion from December 31, 2015. The decrease in DTAs was driven primarily by gains in Other comprehensive income and the continued generation of U.S. taxable earnings in Citicorp.
The following table summarizes Citi’s net DTAs balance as of the periods presented. Of Citi’s net DTAs as of March 31, 2016, those arising from net operating losses, foreign tax credit and general business credit carry-forwards are 100% deducted in calculating Citi’s regulatory capital, while DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). Approximately $17.3 billion of the net DTAs was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of March 31, 2016. Citigroup continually seeks to improve the regulatory capital benefits of its DTAs through tax planning actions, including third-party transactions, as appropriate.

Jurisdiction/Component	DTAs balance
In billions of dollars	March 31, 2016	December 31, 2015
Total U.S.	$43.9	$45.2
Total foreign	2.4	2.6
Total	$46.3	$47.8

Effective Tax Rate
Citi’s effective tax rate for the first quarter of 2016 was 29.7%, as compared with 30.6% in the first quarter of 2015. The lower effective tax rate predominately reflected the lower level of pre-tax income in the current quarter.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

DISCLOSURE PURSUANT TO SECTION 219 OF THE IRAN THREAT REDUCTION AND SYRIA HUMAN RIGHTS ACT

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended, Citi is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities that are subject to sanctions under U.S. law. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Citi has no reportable activities pursuant to Section 219 for the first quarter of 2016.

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
Such statements are based on management’s current expectations and are subject to risks, uncertainties and changes in circumstances. Actual results and capital and other financial conditions may differ materially from those included in these statements due to a variety of factors, including without limitation the precautionary statements included within each individual business’ discussion and analysis of its results of operations above and in Citi’s 2015 Annual Report on Form 10-K, the factors listed and described under “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K and the risks and uncertainties summarized below:

•
the outcome of the Federal Reserve Board’s review of Citi’s 2016 Comprehensive Capital Analysis and Review (CCAR) submission and supervisory stress tests required under the Dodd-Frank Act and the potential impact such review could have on Citi’s ability to return capital to shareholders and market perception of Citi;

•	Citi’s ability to adequately address the shortcomings identified by the Federal Reserve Board and FDIC as a result of their review of Citi’s 2015 annual resolution plan submission;

•
the ongoing regulatory changes and uncertainties faced by Citi in the U.S. and globally, including as a result of the Federal Reserve Board’s recent proposal relating to single-counterparty credit limits, and the potential impact these changes and uncertainties could have on Citi’s businesses, results of operations, financial condition, strategy or organizational structure and compliance risks and costs;

•
the potential impact to Citi’s delinquency rates, loan loss reserves, net credit losses and overall results of operations as Citi’s revolving home equity lines of credit continue to “reset” (Revolving HELOCs), particularly as and if interest rates continue to increase;

•
the potential impact to Citi’s businesses, credit costs and overall results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties, including as a result of continued depressed energy and other commodity prices and the outcome of the vote in the United Kingdom as to whether to remain in the European Union;

•
the various risks faced by Citi as a result of its significant presence in the emerging markets, including among others foreign exchange controls and sociopolitical instability as well as the increased compliance and regulatory risks and costs;

•
the potential impact concentrations of risk, such as Citi’s credit risk to the U.S. government and its agencies and market risk arising from Citi’s volume of transactions with counterparties in the financial services industry, could have on Citi’s hedging strategies and results of operations;

•
the uncertainties and potential operational difficulties to Citi and its liquidity planning arising from the Federal Reserve Board’s total loss-absorbing capacity (TLAC) proposal, including uncertainties relating to any potential “grandfathering” of outstanding long-term debt and the potential impact on Citi’s estimated liquidity needs;

•
the potential impacts on Citi’s liquidity and/or costs of funding as a result of external factors, including among others market disruptions and governmental fiscal and monetary policies as well as regulatory changes, such as the TLAC proposal;

•
the impact of ratings downgrades of Citi or one or more of its more significant subsidiaries or issuing entities on Citi’s funding and liquidity as well as the results of operations of certain of its businesses;

•
the potential impact on Citi’s results of operations or financial condition as a result of its inability to maintain its co-branding and private label credit card relationships, renew these relationships on similar terms or operational difficulties of a particular retailer or merchant;

•
the potential impact to Citi from an increasing risk of continually evolving cybersecurity or other technological risks, including the theft, loss, misuse or disclosure of confidential client or customer information, damage to Citi’s reputation, additional costs to Citi, regulatory penalties, legal exposure and financial losses;

•
Citi’s ability to continue to utilize its DTAs (including the foreign tax credit component of its DTAs), and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of movements in Citi’s accumulated other comprehensive income (AOCI);

•
the potential impact to Citi if its interpretation or application of the extensive tax laws to which it is subject, such as withholding tax obligations, differs from those of the relevant governmental authorities;

•
the impact on the value of Citi’s DTAs and its results of operations if corporate tax rates in the U.S. or certain state, local or foreign jurisdictions decline, or if other changes are made to the U.S. tax system;

•
the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk models, including its Basel III risk-weighted asset models, are ineffective or require modification or enhancement;

•	Citi’s ability to manage its overall level of expenses while at the same time continuing to successfully invest in identified areas of its businesses or operations;

•	Citi’s ability to continue to wind-down Citi Holdings, and thus reduce the negative impact on Citi’s regulatory capital, as well as maintain Citi Holdings at or above “break even” during 2016;

•
the potential impact on Citi’s performance, including its competitive position and ability to effectively manage its businesses and continue to execute its strategy, if Citi is unable to hire and retain highly qualified employees for any reason;

•
the impact incorrect assumptions or estimates in Citi’s financial statements, as well as ongoing changes to financial accounting and reporting standards or interpretations, could have on Citi’s financial condition and results of operations and how it records and reports its financial condition and results of operations;

•
the heightened compliance requirements and risks to which Citi is subject, including reputational and legal risks, as well as the impact of increased compliance costs on Citi’s expense management and investments initiatives;

•
the potential outcomes of the extensive legal and regulatory proceedings, investigations and other inquiries to which Citi is or may be subject at any given time, particularly given the increased severity of the remedies sought and potential collateral consequences to Citi arising from such outcomes;

•
potential changes to various aspects of the regulatory capital framework proposed or adopted by the Basel Committee on Banking Supervision and/or the U.S. banking agencies, such as those related to market risk (including as a result of the so-called “fundamental review of the trading book”), operational risk and credit risk, and the impact any such changes could have on Citi’s regulatory capital ratios and/or their components; and

•	the potential impact of the U.S. Treasury’s recent proposed changes to Section 385 of the U.S. tax code on Citi’s intercompany borrowing activities.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (Unaudited)	Citigroup Inc. and Subsidiaries

	Three Months Ended March 31,
In millions of dollars, except per share amounts	2016	2015
Revenues
Interest revenue	$14,167	$14,600
Interest expense	2,940	3,028
Net interest revenue	$11,227	$11,572
Commissions and fees	$2,463	$3,170
Principal transactions	1,840	1,971
Administration and other fiduciary fees	811	962
Realized gains on sales of investments, net	186	307
Other-than-temporary impairment losses on investments
Gross impairment losses	(465)	(72)
Less: Impairments recognized in AOCI	—	—
Net impairment losses recognized in earnings	$(465)	$(72)
Insurance premiums	$264	$497
Other revenue	1,229	1,329
Total non-interest revenues	$6,328	$8,164
Total revenues, net of interest expense	$17,555	$19,736
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,886	$1,755
Policyholder benefits and claims	88	197
Provision (release) for unfunded lending commitments	71	(37)
Total provisions for credit losses and for benefits and claims	$2,045	$1,915
Operating expenses
Compensation and benefits	$5,556	$5,520
Premises and equipment	651	709
Technology/communication	1,649	1,600
Advertising and marketing	390	392
Other operating	2,277	2,663
Total operating expenses	$10,523	$10,884
Income from continuing operations before income taxes	$4,987	$6,937
Provision for income taxes	1,479	2,120
Income from continuing operations	$3,508	$4,817
Discontinued operations
Loss from discontinued operations	$(3)	$(8)
Gain on sale	—	—
Benefit for income taxes	(1)	(3)
Loss from discontinued operations, net of taxes	$(2)	$(5)
Net income before attribution of noncontrolling interests	$3,506	$4,812
Noncontrolling interests	5	42
Citigroup’s net income	$3,501	$4,770
Basic earnings per share(1)
Income from continuing operations	$1.11	$1.51
Loss from discontinued operations, net of taxes	—	—
Net income	$1.10	$1.51
Weighted average common shares outstanding	2,943.0	3,034.2

Diluted earnings per share(1)
Income from continuing operations	$1.11	$1.51
Loss from discontinued operations, net of taxes	—	—
Net income	$1.10	$1.51
Adjusted weighted average common shares outstanding	2,943.1	3,039.3
(1) Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(Unaudited)

	Three Months Ended March 31,
In millions of dollars	2016	2015
Net income before attribution of noncontrolling interests	$3,506	$4,812
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$2,034	$591
Net change in debt valuation adjustment (DVA), net of taxes (1)	193	—
Net change in cash flow hedges, net of taxes	317	86
Benefit plans liability adjustment, net of taxes	(465)	(90)
Net change in foreign currency translation adjustment, net of taxes and hedges	654	(2,062)
Citigroup’s total other comprehensive income (loss)	$2,733	$(1,475)
Total comprehensive income before attribution of noncontrolling interests	$6,239	$3,337
Less: Net income attributable to noncontrolling interests	5	42
Citigroup’s comprehensive income	$6,234	$3,295

(1)
Effective January 1, 2016, Citigroup early adopted only the provisions of the amendment in ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-01): Recognition and Measurement of Financial Assets and Financial Liabilities, related to the presentation of DVA on fair value option liabilities. Accordingly, beginning in the first quarter 2016, the portion of the change in fair value of these liabilities related to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of Accumulated other comprehensive income (AOCI).

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries
(Unaudited)

	March 31,
	2016	December 31,
In millions of dollars	(Unaudited)	2015
Assets
Cash and due from banks (including segregated cash and other deposits)	$22,240	$20,900
Deposits with banks	136,049	112,197
Federal funds sold and securities borrowed or purchased under agreements to resell (including $141,780 and $137,964 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	225,093	219,675
Brokerage receivables	35,261	27,683
Trading account assets (including $99,314 and $92,123 pledged to creditors at March 31, 2016 and December 31, 2015, respectively)	273,747	249,956
Investments:
Available for sale (including $10,174 and $10,698 pledged to creditors as of March 31, 2016 and December 31, 2015, respectively)	308,774	299,136
Held to maturity (including $2,814 and $3,630 pledged to creditors as of March 31, 2016 and December 31, 2015, respectively)	36,890	36,215
Non-marketable equity securities (including $2,044 and $2,088 at fair value as of March 31, 2016 and December 31, 2015, respectively)	7,588	7,604
Total investments	$353,252	$342,955
Loans:
Consumer (including $33 and $34 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	317,900	325,785
Corporate (including $4,760 and $4,971 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	300,924	291,832
Loans, net of unearned income	$618,824	$617,617
Allowance for loan losses	(12,712)	(12,626)
Total loans, net	$606,112	$604,991
Goodwill	22,575	22,349
Intangible assets (other than MSRs)	3,493	3,721
Mortgage servicing rights (MSRs)	1,524	1,781
Other assets (including $7,063 and $6,121 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	121,621	125,002
Total assets	$1,800,967	$1,731,210

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

	March 31,
	2016	December 31,
In millions of dollars	(Unaudited)	2015
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$153	$153
Trading account assets	601	583
Investments	5,162	5,263
Loans, net of unearned income
Consumer	54,889	58,772
Corporate	22,047	22,008
Loans, net of unearned income	$76,936	$80,780
Allowance for loan losses	(2,013)	(2,135)
Total loans, net	$74,923	$78,645
Other assets	198	150
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$81,037	$84,794
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	March 31,
	2016	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2015
Liabilities
Non-interest-bearing deposits in U.S. offices	$138,153	$139,249
Interest-bearing deposits in U.S. offices (including $856 and $923 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	284,969	280,234
Non-interest-bearing deposits in offices outside the U.S.	77,865	71,577
Interest-bearing deposits in offices outside the U.S. (including $711 and $667 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	433,604	416,827
Total deposits	$934,591	$907,887
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $37,585 and $36,843 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	157,208	146,496
Brokerage payables	58,257	53,722
Trading account liabilities	136,146	117,512
Short-term borrowings (including $1,376 and $1,207 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	20,893	21,079
Long-term debt (including $27,103 and $25,293 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	207,835	201,275
Other liabilities (including $2,157 and $1,624 as of March 31, 2016 and December 31, 2015, respectively, at fair value)	57,276	60,147
Total liabilities	$1,572,206	$1,508,118
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 710,120 as of March 31, 2016 and 668,720 as of December 31, 2015, at aggregate liquidation value	$17,753	$16,718
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,482,042 as of March 31, 2016 and December 31, 2015	31	31
Additional paid-in capital	107,590	108,288
Retained earnings	136,998	133,841
Treasury stock, at cost: March 31, 2016—164,552,906 shares and December 31, 2015—146,203,311 shares	(8,224)	(7,677)
Accumulated other comprehensive income (loss)	(26,626)	(29,344)
Total Citigroup stockholders’ equity	$227,522	$221,857
Noncontrolling interest	1,239	1,235
Total equity	$228,761	$223,092
Total liabilities and equity	$1,800,967	$1,731,210

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

	March 31,
	2016	December 31,
In millions of dollars	(Unaudited)	2015
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$11,626	$11,965
Long-term debt	29,098	31,273
Other liabilities	2,013	2,099
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$42,737	$45,337
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(Unaudited)

	Three Months Ended March 31,
In millions of dollars, except shares in thousands	2016	2015
Preferred stock at aggregate liquidation value
Balance, beginning of period	$16,718	$10,468
Issuance of new preferred stock	1,035	1,500
Balance, end of period	$17,753	$11,968
Common stock and additional paid-in capital
Balance, beginning of period	$108,319	$108,010
Employee benefit plans	(660)	176
Preferred stock issuance expense	(31)	(6)
Other	(7)	(25)
Balance, end of period	$107,621	$108,155
Retained earnings
Balance, beginning of period	$133,841	$118,201
Adjustment to opening balance, net of taxes(1)(2)	15	(349)
Adjusted balance, beginning of period	$133,856	$117,852
Citigroup’s net income	3,501	4,770
Common dividends(3)	(149)	(31)
Preferred dividends	(210)	(128)
Balance, end of period	$136,998	$122,463
Treasury stock, at cost
Balance, beginning of period	$(7,677)	$(2,929)
Employee benefit plans(4)	765	(49)
Treasury stock acquired(5)	(1,312)	(297)
Balance, end of period	$(8,224)	$(3,275)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(29,344)	$(23,216)
Adjustment to opening balance, net of taxes(1)	(15)	—
Adjusted balance, beginning of period	$(29,359)	$(23,216)
Net change in Citigroup’s Accumulated other comprehensive income (loss)	2,733	(1,475)
Balance, end of period	$(26,626)	$(24,691)
Total Citigroup common stockholders’ equity	$209,769	$202,652
Total Citigroup stockholders’ equity	$227,522	$214,620
Noncontrolling interests
Balance, beginning of period	$1,235	$1,511
Transactions between Citigroup and the noncontrolling-interest shareholders	(27)	(118)
Net income attributable to noncontrolling-interest shareholders	5	42
Dividends paid to noncontrolling-interest shareholders	—	(3)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	27	(56)
Other	(1)	27
Net change in noncontrolling interests	$4	$(108)
Balance, end of period	$1,239	$1,403
Total equity	$228,761	$216,023

(1)
Effective January 1, 2016, Citigroup early adopted the provisions of the amendment in ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-01): Recognition and Measurement of Financial Assets and Financial Liabilities, related to the presentation of DVA on fair value option liabilities. Accordingly, beginning in the first quarter 2016, the portion of the change in fair value of these liabilities related to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of Accumulated other comprehensive income (AOCI). The cumulative effect of this change in accounting resulted in a reclassification from Retained earnings to AOCI of an accumulated after-tax loss of approximately $15 million at January 1, 2016.

(2)
Citi adopted ASU 2014-01 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Affordable Housing, in the first quarter of 2015 on a retrospective basis. This adjustment to opening Retained earnings represents the impact to periods prior to January 1, 2013 and is shown as an adjustment to the opening balance since 2015 is the earliest period presented in this statement. See Note 1 to the Consolidated Financial Statements for additional information.

(3)	Common dividends declared were $0.05 per share in the first quarter of 2016 and $0.01 per share in the first quarter of 2015.

(4)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(5)	For the three months ended March 31, 2016 and 2015, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(Unaudited)

	Three Months Ended March 31,
In millions of dollars	2016	2015
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$3,506	$4,812
Net income attributable to noncontrolling interests	5	42
Citigroup’s net income	$3,501	$4,770
Loss from discontinued operations, net of taxes	(2)	(5)
Income from continuing operations—excluding noncontrolling interests	$3,503	$4,775
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Gains on significant disposals(1)	(422)	—
Depreciation and amortization	908	885
Provision for loan losses	1,886	1,755
Realized gains from sales of investments	(186)	(307)
Net impairment losses on investments, goodwill and intangible assets	465	93
Change in trading account assets	(23,791)	(6,197)
Change in trading account liabilities	18,634	3,402
Change in brokerage receivables net of brokerage payables	(3,043)	(1,146)
Change in loans held-for-sale (HFS)	3,896	(2,881)
Change in other assets	(3,327)	(730)
Change in other liabilities	(179)	386
Other, net	1,800	2,058
Total adjustments	$(3,359)	$(2,682)
Net cash provided by (used in) operating activities of continuing operations	$144	$2,093
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(23,852)	$(5,807)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(5,418)	3,555
Change in loans	(5,057)	6,831
Proceeds from sales and securitizations of loans	1,247	3,259
Purchases of investments	(59,715)	(76,463)
Proceeds from sales of investments	39,268	56,928
Proceeds from maturities of investments	16,544	19,897
Proceeds from significant disposals(1)	265	—
Capital expenditures on premises and equipment and capitalized software	(702)	(740)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	230	135
Net cash provided by (used in) investing activities of continuing operations	$(37,190)	$7,595
Cash flows from financing activities of continuing operations
Dividends paid	$(359)	$(159)
Issuance of preferred stock	1,004	1,494
Treasury stock acquired	(1,312)	(297)
Stock tendered for payment of withholding taxes	(308)	(419)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	10,712	1,933
Issuance of long-term debt	13,439	11,704
Payments and redemptions of long-term debt	(11,498)	(15,493)
Change in deposits	26,704	315
Change in short-term borrowings	(186)	(18,930)
Net cash provided by (used in) financing activities of continuing operations	$38,196	$(19,852)

Effect of exchange rate changes on cash and cash equivalents	$190	$(64)
Change in cash and due from banks	$1,340	$(10,228)
Cash and due from banks at beginning of period	20,900	32,108
Cash and due from banks at end of period	$22,240	$21,880
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$688	$1,100
Cash paid during the period for interest	2,694	2,908
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	—	(8,735)
Decrease in investments associated with significant disposals reclassified to HFS	—	(1,499)
Decrease in goodwill associated with significant disposals reclassified to HFS	(30)	(184)
Transfers to loans HFS from loans	3,200	14,600
Transfers to OREO and other repossessed assets	56	88
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$—	$(4,673)

(1) See Note 2 for further information on significant disposals.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (2015 Annual Report on Form 10-K).
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
As noted above, the Notes to Consolidated Financial Statements are unaudited.
Throughout these Notes, “Citigroup,” “Citi” and the “Company” refer to Citigroup Inc. and its consolidated subsidiaries.
Certain reclassifications have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation.

ACCOUNTING CHANGES

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.
This ASU requires entities to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (DVA) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It will also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. However, Federal

Reserve Bank and Federal Home Loan Bank stock as well as exchange seats will continue to be presented at cost.
Citi early-adopted only the provisions of this ASU related to presentation of DVA in OCI effective January 1, 2016, as permitted by the ASU. Accordingly, beginning in the first quarter 2016, the portion of the change in fair value of liabilities for which the fair value option was elected related to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of Accumulated other comprehensive income (AOCI), whereas, these amounts were previously recognized in Citigroup’s revenues and net income. The impact of adopting this amendment resulted in a cumulative catch-up reclassification from retained earnings to AOCI of an accumulated after tax loss of approximately $15 million at January 1, 2016. Financial statements for periods prior to 2016 were not subject to restatement under the provisions of this ASU. For additional information, see Note 18, Note 22 and Note 23 to the Consolidated Financial Statements. The Company is evaluating the effect that the other provisions of ASU 2016-01 will have on its Consolidated Financial Statements and related disclosures.

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

Consolidation-Collateralized Financing Entities
In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides an alternative measurement method for consolidated collateralized financing VIEs to elect: (i) to measure their financial assets and liabilities separately under existing U.S. GAAP for fair value measurement with any differences in such fair values reflected in earnings; or (ii) to measure both their financial assets and liabilities using the more observable of the fair value of the financial assets or the fair value of the financial liabilities.  The ASU became effective on January 1, 2016. Adoption of ASU 2014-13 did not have a material impact on the Company’s Consolidated Financial
Statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Recognition of Breakage for Certain Prepaid Stored-Value Products
In March 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which was intended to address potential diversity in entities’ practices related to the derecognition of the financial liability that is recorded when an entity issues a prepaid stored-value product. Typically, when the holder of a prepaid stored-value product redeems that product to make a purchase of goods or services, the issuing entity settles the transaction with the selling merchant, and the liability to the product holder is extinguished. However, in some cases, a prepaid stored-value product may be wholly or partially unused for an indefinite time period.
The ASU provides authoritative guidance describing the narrow circumstances in which an entity’s liability for an unredeemed prepaid stored-value product may be extinguished. The amendment is effective on January 1, 2018; early adoption is permitted. Adoption of the ASU is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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
The FASB’s proposed model represents a significant departure from existing GAAP, and may result in material changes to the Company’s accounting for financial instruments. The impact of the FASB’s final ASU on the Company’s Consolidated Financial Statements will be assessed when it is issued. The Company expects that the final ASU will be effective for Citi as of January 1, 2020. Early application is permitted for annual periods beginning January 1, 2019.

Lease Accounting
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions. The ASU will require lessees to recognize all leases on the balance sheet as lease assets and lease liabilities and will require both quantitative and qualitative disclosures regarding key information about leasing arrangements. Lessor accounting is largely unchanged. The guidance is effective beginning January 1, 2019 with an option to early adopt. The Company is evaluating whether to early adopt and the effect that ASU 2016-02 will have on its consolidated financial statements, regulatory capital and related disclosures.

2. DISCONTINUED OPERATIONS AND SIGNIFICANT DISPOSALS

Discontinued Operations
The following Discontinued operations are recorded within the Corporate/Other segment.

Sale of Brazil Credicard Business
Citi sold its non-Citibank-branded cards and consumer finance business in Brazil (Credicard) in 2013 and reported it as Discontinued operations. Residual costs and resolution of certain contingencies from the disposal resulted in loss from Discontinued operations, net of taxes, of $0 million and $2 million for the three months ended March 31, 2016 and 2015, respectively.

Sale of Certain Citi Capital Advisors Business
Citi sold its liquid strategies business within Citi Capital Advisors (CCA) pursuant to two separate transactions in 2013 and reported them as Discontinued operations. Residual costs from the disposals resulted in income from Discontinued operations, net of taxes, of $0 million and $1 million for the three months ended March 31, 2016 and 2015, respectively.

Sale of Egg Banking plc Credit Card Business
Citi sold the Egg Banking plc (Egg) credit card business in 2011 and reported it as Discontinued operations. Residual costs from the disposal resulted in losses from Discontinued operations, net of taxes, of $2 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.

Combined Results for Discontinued Operations
The following is summarized financial information for previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three Months Ended March 31,
In millions of dollars	2016	2015
Total revenues, net of interest expense(1)	$—	$—
Losses from discontinued operations	$(3)	$(8)
Gain on sale	—	—
Provision for income taxes	(1)	(3)
Losses from discontinued operations, net of taxes	$(2)	$(5)

(1) Total revenues include gain or loss on sale, if applicable.

Cash flows for the Discontinued operations were not material for all periods presented.

Significant Disposals
The following sales completed during 2016 and 2015 were identified as significant disposals. The major classes of assets and liabilities derecognized from the Consolidated Balance Sheet at closing and the income (loss) before taxes related to each business until the disposal date are presented below.
Novation of the 80% Primerica Coinsurance Agreement
During the first quarter of 2016, Citi completed a novation (an arrangement that extinguishes Citi`s rights and obligations under a contract) of the Primerica 80% Coinsurance Agreement to a third party re-insurer, resulting in revenue of $422 million recorded in Other revenue ($274 million after tax). Furthermore, the novation resulted in derecognition of $1.5 billion available for-sale securities and cash, $0.95 billion of deferred acquisition costs and $2.7 billion of insurance liabilities.
Income before taxes, excluding the revenue upon novation, was as follows:

	Three Months Ended March 31,
In millions of dollars	2016	2015
Income before taxes	$—	$35

Sale of OneMain Financial Business
On November 15, 2015, Citi sold its OneMain Financial business, which was reported in Citi Holdings, including 1,100 retail branches, 5,500 employees, and approximately 1.3 million customer accounts. OneMain Financial had approximately $10.2 billion of assets, including $7.8 billion of loans (net of allowance), and $1.4 billion of available-for-sale securities. The total amount of liabilities sold was $8.4 billion, including $6.2 billion of long-term debt and $1.1 billion of short-term borrowings. The transaction generated a pretax gain on sale of $2.6 billion, recorded in Other revenue ($1.6 billion after-tax) during the fourth quarter of 2015. However, when combined with the loss on redemption of certain long-term debt supporting remaining Citi Holdings’ assets during the fourth quarter of 2015, the resulting net after-tax gain was $0.8 billion.
Income before taxes was as follows:

	Three Months Ended March 31,
In millions of dollars	2016	2015
Income before taxes	$—	$177

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
ICG is composed of Banking and Markets and securities services and provides corporate, institutional, public sector and high-net-worth clients in over 95 countries and jurisdictions with a broad range of banking and financial products and services.
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
The accounting policies of these reportable segments are the same as those disclosed in Note 1 to the Consolidated

Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
The prior-period balances reflect reclassifications to conform the presentation to the current period’s presentation. Effective January 1, 2016, the historical financial data was reclassified from Citicorp to Citi Holdings for the consumer businesses in Argentina, Brazil and Colombia that Citi intends to exit. These businesses, which previously were reported as part of Latin America Global Consumer Banking, are now reported as part of Citi Holdings. While Citi does not intend to exit its consumer businesses in Venezuela, these businesses are not significant, lending predominantly to support ICG activities, and are now reported as part of ICG. Similarly, Citi’s remaining indirect investment in Banco de Chile is now reported as part of ICG. The following also reflects certain other regional reclassifications within ICG and certain other immaterial reclassifications. Citi’s consolidated results remain unchanged for all periods presented as a result of the changes discussed above.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
	Three Months Ended March 31,
In millions of dollars, except identifiable assets in billions	2016	2015	2016	2015	2016	2015	March 31, 2016	December 31, 2015
Global Consumer Banking	$7,770	$8,302	$646	$917	$1,231	$1,712	$385	$381
Institutional Clients Group	8,036	9,077	818	1,365	1,959	2,974	1,292	1,217
Corporate/Other	274	212	(115)	(311)	(29)	(19)	51	52
Total Citicorp	$16,080	$17,591	$1,349	$1,971	$3,161	$4,667	$1,728	$1,650
Citi Holdings	1,475	2,145	130	149	347	150	73	81
Total	$17,555	$19,736	$1,479	$2,120	$3,508	$4,817	$1,801	$1,731

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $7.9 billion and $8.5 billion; in EMEA of $2.2 billion and $2.9 billion; in Latin America of $2.2 billion and $2.4 billion; and in Asia of $3.5 billion and $3.6 billion for the three months ended March 31, 2016 and 2015, respectively.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $1.5 billion and $1.4 billion; in the ICG results of $390 million and $86 million; and in Citi Holdings results of $0.2 billion and $0.5 billion for the three months ended March 31, 2016 and 2015, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended March 31,
In millions of dollars	2016	2015
Interest revenue
Loan interest, including fees	$9,760	$10,555
Deposits with banks	219	183
Federal funds sold and securities borrowed or purchased under agreements to resell	647	642
Investments, including dividends	1,855	1,711
Trading account assets(1)	1,434	1,399
Other interest(2)	252	110
Total interest revenue	$14,167	$14,600
Interest expense
Deposits(3)	$1,204	$1,326
Federal funds purchased and securities loaned or sold under agreements to repurchase	502	376
Trading account liabilities(1)	88	47
Short-term borrowings	100	119
Long-term debt	1,046	1,160
Total interest expense	$2,940	$3,028
Net interest revenue	$11,227	$11,572
Provision for loan losses	1,886	1,755
Net interest revenue after provision for loan losses	$9,341	$9,817

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	During 2015, interest earned related to assets of significant disposals (primarily OneMain Financial) were reclassified into Other interest.

(3)	Includes deposit insurance fees and charges of $235 million and $296 million for the three months ended March 31, 2016 and 2015, respectively.

5.  COMMISSIONS AND FEES
The primary components of Commissions and fees revenue are trading-related fees, investment banking fees, fees related to trade and securities services in ICG and credit card and bank card fees.
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

	Three Months Ended March 31,
In millions of dollars	2016	2015
Trading-related	$601	$634
Investment banking	574	938
Trade and securities services	406	435
Credit cards and bank cards	271	501
Other consumer(1)	158	180
Corporate finance(2)	123	145
Checking-related	116	116
Loan servicing	96	95
Other	118	126
Total commissions and fees	$2,463	$3,170

(1)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

(2)	Consists primarily of fees earned from structuring and underwriting loan syndications.

6. PRINCIPAL TRANSACTIONS
Principal transactions revenue consists of realized and unrealized gains and losses from trading activities. Trading activities include revenues from fixed income, equities, credit and commodities products and foreign exchange transactions which are managed on a portfolio basis characterized by primary risk. Not included in the table below is the impact of net interest revenue related to trading activities, which is an integral part of trading activities’ profitability. See Note 4 to the Consolidated Financial Statements for information about net interest revenue related to trading activities. Principal transactions include CVA (credit valuation adjustments on derivatives), FVA (funding valuation adjustments) on over-the-counter derivatives and, prior to 2016, DVA (debt valuation adjustments on issued liabilities for which the fair value option has been elected). These adjustments are discussed further in Note 22 to the Consolidated Financial Statements.
The following table presents principal transactions revenue:

	Three Months Ended March 31,
In millions of dollars	2016	2015
Global Consumer Banking	$145	$156
Institutional Clients Group	1,574	2,197
Corporate/Other	110	(421)
Subtotal Citicorp	$1,829	$1,932
Citi Holdings	11	39
Total Citigroup	$1,840	$1,971
Interest rate risks(1)	$807	$1,197
Foreign exchange risks(2)	613	86
Equity risks(3)	50	114
Commodity and other risks(4)	144	317
Credit products and risks(5)	226	257
Total	$1,840	$1,971

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

(2)	Includes revenues from foreign exchange spot, forward, option and swap contracts, as well as foreign currency translation (FX translation) gains and losses.

(3)	Includes revenues from common, preferred and convertible preferred stock, convertible corporate debt, equity-linked notes and exchange-traded and OTC equity options and warrants.

(4)	Primarily includes revenues from crude oil, refined oil products, natural gas and other commodities trades.

(5)	Includes revenues from structured credit products.

7. INCENTIVE PLANS

All equity awards granted since April 19, 2005 have been made pursuant to stockholder-approved stock incentive plans that are administered by the Personnel and Compensation Committee of the Citigroup Board of Directors, which is composed entirely of independent non-employee directors. For additional information on Citi’s incentive plans, see Note 7 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.

8. RETIREMENT BENEFITS

For additional information on Citi’s retirement benefits, see Note 8 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.

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
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are measured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of March 31, 2016. All other plans (All Other Plans) are measured annually with a December 31 measurement date.

Net (Benefit) Expense
The following table summarizes the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans, for Significant Plans and All Other Plans, for the periods indicated.

	Three Months Ended March 31,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Qualified plans
Benefits earned during the period	$1	$2	$38	$44	$—	$—	$3	$4
Interest cost on benefit obligation	141	137	73	80	8	8	24	27
Expected return on plan assets	(218)	(222)	(72)	(84)	(2)	—	(21)	(29)
Amortization of unrecognized
Prior service benefit	—	(1)	—	—	—	—	(3)	(3)
Net actuarial loss	36	37	19	21	—	—	8	11
Curtailment gain(1)	—	—	(3)	—	—	—	—	—
Settlement loss(1)	—	—	1	—	—	—	—	—
Net qualified plans (benefit) expense	$(40)	$(47)	$56	$61	$6	$8	$11	$10
Nonqualified plans expense	10	12	—	—	—	—	—	—
Total net (benefit) expense	$(30)	$(35)	$56	$61	$6	$8	$11	$10

(1)	(Gains)/losses due to curtailment and settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following tables summarize the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s Significant Plans.

Net Amount Recognized

	Three Months Ended March 31,
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
	2016	2016	2016	2016
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of period	$13,943	$6,534	$817	$1,291
Plans measured annually	—	(1,819)	—	(282)
Projected benefit obligation at beginning of period—Significant Plans	$13,943	$4,715	$817	$1,009
Benefits earned during the period	2	22	—	2
Interest cost on benefit obligation	148	60	8	20
Plan amendments	—	(30)	—	—
Actuarial loss	632	196	30	17
Benefits paid, net of participants’ contributions	(208)	(55)	(16)	(11)
Foreign exchange impact and other	—	6	—	2
Projected benefit obligation at period end—Significant Plans	$14,517	$4,914	$839	$1,039

	Three Months Ended March 31,
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
	2016	2016	2016	2016
Change in plan assets
Plan assets at fair value at beginning of period	$12,137	$6,104	$166	$1,133
Plans measured annually	—	(1,175)	—	(8)
Plan assets at fair value at beginning of period—Significant Plans	$12,137	$4,929	$166	$1,125
Actual return on plan assets	120	294	2	48
Company contributions	15	12	14	—
Plan participants’ contributions	—	1	—	—
Benefits paid, net of government subsidy	(207)	(55)	(16)	(11)
Foreign exchange impact and other	—	(19)	—	2
Plan assets at fair value at period end—Significant Plans	$12,065	$5,162	$166	$1,164

Funded status of the plans at period end—Significant Plans(1)(2)	$(2,452)	$248	$(673)	$125

Net amount recognized
Benefit asset	$—	$758	$—	$125
Benefit liability	(2,452)	(510)	(673)	—
Net amount recognized on the balance sheet—Significant Plans	$(2,452)	$248	$(673)	$125

Amounts recognized in Accumulated other comprehensive income (loss)
Prior service benefit	—	43	—	109
Net actuarial loss	(7,065)	(1,089)	(27)	(478)
Net amount recognized in equity (pretax)—Significant Plans	$(7,065)	$(1,046)	$(27)	$(369)

Accumulated benefit obligation at period end—Significant Plans	$14,506	$4,618	$839	$1,039

(1)	The U.S. pension plans include $733 million relating to the U.S. nonqualified plans of the Company that are not funded.

(2)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2016 and no minimum required funding is expected for 2016.

The following table shows the change in AOCI related to Company’s benefit plans (Significant Plans and All Other Plans) for the periods indicated.

In millions of dollars	Three Months Ended March 31, 2016	Year Ended December 31, 2015

Beginning of period balance, net of tax(1)(2)	$(5,116)	$(5,159)
Actuarial assumptions changes and plan experience	(875)	898
Net asset gain (loss) due to difference between actual and expected returns	163	(1,457)
Net amortizations	56	236
Prior service (cost) credit	30	(6)
Curtailment/settlement gain(3)	1	57
Foreign exchange impact and other	(102)	291
Change in deferred taxes, net	262	24
Change, net of tax	$(465)	$43
End of period balance, net of tax(1)(2)	$(5,581)	$(5,116)

(1)	See Note 18 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Gains due to curtailment and settlement relate to repositioning and divestiture activities.

Plan Assumptions
The Company utilizes a number of assumptions to determine plan obligations and expenses. Changes in one or a combination of these assumptions will have an impact on the Company’s pension and postretirement PBO, funded status and (benefit) expense. Changes in the plans’ funded status resulting from changes in the PBO and fair value of plan assets will have a corresponding impact on AOCI.
For the Company’s Significant Plans, the discount rates at the respective period ended in the tables below are utilized to measure the period-end PBO and the net periodic (benefit) expense for the subsequent period. As a result of the quarterly measurement process, the net periodic (benefit) expense for the Significant Plans is calculated at each respective quarter-end based on the preceding quarter-end rates. The discount rates for the non-U.S. pension and postretirement plans relate to the Significant Plans only.
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net benefit (expense) assumed discount rates during the period	Three months ended
	Mar. 31, 2016	Dec. 31, 2015
U.S. plans
Qualified pension	4.40%	4.35%
Nonqualified pension	4.35	4.25
Postretirement	4.20	4.10
Non-U.S. plans
Pension	0.75 to 13.20	0.75 to 13.30
Weighted average	5.37	5.30
Postretirement	8.60	8.55

The discount rates utilized at period-end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Mar. 31, 2016	Dec. 31, 2015
U.S. plans
Qualified pension	3.95%	4.40%
Nonqualified pension	3.90	4.35
Postretirement	3.75	4.20
Non-U.S. plans
Pension	0.35 - 12.30	0.75 to 13.20
Weighted average	5.14	5.37
Postretirement	8.45	8.60

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended March 31, 2016
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$5	$(10)
Non-U.S. plans	(5)	8

Postretirement
U.S. plans	$1	$(1)
Non-U.S. plans	(2)	3

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
Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions during the first quarter of 2016.
The following table summarizes the actual Company contributions for the three months ended March 31, 2016 and 2015, as well as estimated expected Company contributions for the remainder of 2016 and the contributions made in the second, third and fourth quarters of 2015. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

Summary of Company Contributions

	Pension plans				Postretirement plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Company contributions(2) for the three months ended March 31	$15	$11	$32	$26	$14	$20	$2	$7
Company contributions made or expected to be made expected during the remainder of the year	$40	$41	$103	$108	$—	$215	$7	$2

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly to participants by the Company.

Defined Contribution Plans
The Company sponsors defined contribution plans in the U.S. and in certain non-U.S. locations, all of which are administered in accordance with local laws. The most significant defined contribution plan is the Citi Retirement Savings Plan (formerly known as the Citigroup 401(k) Plan) sponsored by the Company in the U.S.
Under the Citi Retirement Savings Plan, eligible U.S. employees receive matching contributions of up to 6% of their eligible compensation for 2016 and 2015, subject to statutory limits. Additionally, for eligible employees whose eligible compensation is $100,000 or less, a fixed contribution of up to 2% of eligible compensation is provided.
The following table summarizes the actual Company contributions for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
In millions of dollars	2016	2015
U.S. plans	$96	$101
Non-U.S. plans	68	74

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Three Months Ended March 31,
In millions of dollars	2016	2015
Service-related expense
Interest cost on benefit obligation	1	1
Amortization of unrecognized
Prior service benefit	(8)	(7)
Net actuarial loss	1	3
Total service-related benefit	$(6)	$(3)
Non-service-related expense	$8	$9
Total net expense	$2	$6

9.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended March 31,
In millions, except per-share amounts	2016	2015
Income from continuing operations before attribution of noncontrolling interests	$3,508	$4,817
Less: Noncontrolling interests from continuing operations	5	42
Net income from continuing operations (for EPS purposes)	$3,503	$4,775
Income (loss) from discontinued operations, net of taxes	(2)	(5)
Citigroup's net income	$3,501	$4,770
Less: Preferred dividends(1)	210	128
Net income available to common shareholders	$3,291	$4,642
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	40	62
Net income allocated to common shareholders for basic EPS	$3,251	$4,580
Net income allocated to common shareholders for diluted EPS	$3,251	$4,580
Weighted-average common shares outstanding applicable to basic EPS	2,943.0	3,034.2
Effect of dilutive securities(3)
Options(2)	0.1	4.9
Other employee plans	—	0.2
Adjusted weighted-average common shares outstanding applicable to diluted EPS	2,943.1	3,039.3
Basic earnings per share(4)
Income from continuing operations	$1.11	$1.51
Discontinued operations	—	—
Net income	$1.10	$1.51
Diluted earnings per share(4)
Income from continuing operations	$1.11	$1.51
Discontinued operations	—	—
Net income	$1.10	$1.51

(1)	See Note 19 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
During the first quarters of 2016 and 2015, weighted-average options to purchase 6.2 million and 0.9 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $69.88 and $195.47 per share, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $106.10 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the first quarter of 2016 and 2015 because they were anti-dilutive.

(4)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2016	December 31, 2015
Federal funds sold	$—	$25
Securities purchased under agreements to resell	121,819	119,777
Deposits paid for securities borrowed	103,274	99,873
Total	$225,093	$219,675
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	March 31, 2016	December 31, 2015
Federal funds purchased	$376	$189
Securities sold under agreements to repurchase	140,267	131,650
Deposits received for securities loaned	16,565	14,657
Total	$157,208	$146,496
The resale and repurchase agreements represent collateralized financing transactions. The Company executes these transactions primarily through its broker-dealer subsidiaries to facilitate customer matched-book activity and to efficiently fund a portion of the Company’s trading inventory. Transactions executed by the Company’s bank subsidiaries primarily facilitate customer financing activity.
To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral and stipulating financing tenor. Citi manages the risks in its collateralized financing transactions by conducting daily stress tests to account for changes in capacity, tenors, haircut, collateral profile and client actions. Additionally, Citi maintains counterparty diversification by establishing concentration triggers and assessing counterparty reliability and stability under stress.
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

	As of March 31, 2016
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$177,767	$55,948	$121,819	$87,866	$33,953
Deposits paid for securities borrowed	103,274	—	103,274	16,291	86,983
Total	$281,041	$55,948	$225,093	$104,157	$120,936

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$196,215	$55,948	$140,267	$67,435	$72,832
Deposits received for securities loaned	16,565	—	16,565	3,843	12,722
Total	$212,780	$55,948	$156,832	$71,278	$85,554

	As of December 31, 2015
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$176,167	$56,390	$119,777	$92,039	$27,738
Deposits paid for securities borrowed	99,873	—	99,873	16,619	83,254
Total	$276,040	$56,390	$219,650	$108,658	$110,992

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$188,040	$56,390	$131,650	$60,641	$71,009
Deposits received for securities loaned	14,657	—	14,657	3,226	11,431
Total	$202,697	$56,390	$146,307	$63,867	$82,440

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See tables above.

(3)
Includes financial instruments subject to enforceable master netting agreements that are not permitted to be offset under ASC 210-20-45, but would be eligible for offsetting to the extent that an event of default has occurred and a legal opinion supporting enforceability of the offsetting right has been obtained.

(4)	Remaining exposures continue to be secured by financial collateral, but the Company may not have sought or been able to obtain a legal opinion evidencing enforceability of the offsetting right.

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of March 31, 2016
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$106,370	$46,934	$17,933	$24,978	$196,215
Deposits received for securities loaned	12,199	785	1,506	2,075	16,565
Total	$118,569	$47,719	$19,439	$27,053	$212,780

	As of December 31, 2015
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$89,732	$54,336	$21,541	$22,431	$188,040
Deposits received for securities loaned	9,096	1,823	2,324	1,414	14,657
Total	$98,828	$56,159	$23,865	$23,845	$202,697

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of March 31, 2016
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency	$78,972	$16	$78,988
State and municipal	414	—	414
Foreign government	62,520	499	63,019
Corporate bonds	16,596	1,220	17,816
Equity securities	9,707	14,802	24,509
Mortgage-backed securities	18,712	—	18,712
Asset-backed securities	4,941	—	4,941
Other	4,353	28	4,381
Total	$196,215	$16,565	$212,780

	As of December 31, 2015
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency	$67,005	$—	$67,005
State and municipal	403	—	403
Foreign government	66,633	789	67,422
Corporate bonds	15,355	1,085	16,440
Equity securities	10,297	12,484	22,781
Mortgage-backed securities	19,913	—	19,913
Asset-backed securities	4,572	—	4,572
Other	3,862	299	4,161
Total	$188,040	$14,657	$202,697

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
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	March 31, 2016	December 31, 2015
Receivables from customers	$9,552	$10,435
Receivables from brokers, dealers, and clearing organizations	25,709	17,248
Total brokerage receivables(1)	$35,261	$27,683
Payables to customers	$38,014	$35,653
Payables to brokers, dealers, and clearing organizations	20,243	18,069
Total brokerage payables(1)	$58,257	$53,722

(1)	Brokerage receivables and payables are accounted for in accordance with the AICPA Audit and Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities are carried at fair value, other than physical commodities accounted for at the lower of cost or fair value, and consist of the following:

In millions of dollars	March 31, 2016	December 31, 2015
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$28,026	$24,767
Prime	372	803
Alt-A	226	543
Subprime	570	516
Non-U.S. residential	312	523
Commercial	2,372	2,855
Total mortgage-backed securities	$31,878	$30,007
U.S. Treasury and federal agency securities
U.S. Treasury	$29,716	$15,791
Agency obligations	2,447	2,005
Total U.S. Treasury and federal agency securities	$32,163	$17,796
State and municipal securities	$3,642	$2,696
Foreign government securities	62,923	56,609
Corporate	15,389	14,437
Derivatives(2)	63,044	56,184
Equity securities	49,108	56,495
Asset-backed securities(1)	3,567	3,956
Other trading assets(3)	12,033	11,776
Total trading account assets	$273,747	$249,956
Trading account liabilities
Securities sold, not yet purchased	$73,241	$57,827
Derivatives(2)	62,769	57,592
Other trading liabilities(3)	136	2,093
Total trading account liabilities	$136,146	$117,512

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

(3)
Includes positions related to investments in unallocated precious metals, as discussed in Note 23 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value.

13.   INVESTMENTS

Overview
The following table presents the Company’s investments by category:

	March 31, 2016	December 31, 2015
In millions of dollars
Securities available-for-sale (AFS)	$308,774	$299,136
Debt securities held-to-maturity (HTM)(1)	36,890	36,215
Non-marketable equity securities carried at fair value(2)	2,044	2,088
Non-marketable equity securities carried at cost(3)	5,544	5,516
Total investments	$353,252	$342,955

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended March 31,
In millions of dollars	2016	2015
Taxable interest	$1,704	$1,593
Interest exempt from U.S. federal income tax	116	23
Dividend income	35	95
Total interest and dividend income	$1,855	$1,711

The following table presents realized gains and losses on the sale of investments. The gross realized investment losses exclude losses from other-than-temporary impairment (OTTI):

	Three Months Ended March 31,
In millions of dollars	2016	2015
Gross realized investment gains	$379	$356
Gross realized investment losses	(193)	(49)
Net realized gains on sale of investments	$186	$307

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

	Three Months Ended March 31,
In millions of dollars	2016	2015
Carrying value of HTM securities sold	$—	$27
Net realized gain (loss) on sale of HTM securities	—	2
Carrying value of securities reclassified to AFS	126	94
OTTI losses on securities reclassified to AFS	(5)	(5)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities were as follows:

	March 31, 2016				December 31, 2015
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$43,670	$649	$90	$44,229	$39,584	$367	$237	$39,714
Prime	2	—	—	2	2	—	—	2
Alt-A	95	4	—	99	50	5	—	55
Non-U.S. residential	5,450	27	25	5,452	5,909	31	11	5,929
Commercial	381	4	1	384	573	2	4	571
Total mortgage-backed securities	$49,598	$684	$116	$50,166	$46,118	$405	$252	$46,271
U.S. Treasury and federal agency securities
U.S. Treasury	$108,760	$1,910	$7	$110,663	$113,096	$254	$515	$112,835
Agency obligations	10,218	120	7	10,331	10,095	22	37	10,080
Total U.S. Treasury and federal agency securities	$118,978	$2,030	$14	$120,994	$123,191	$276	$552	$122,915
State and municipal(2)	$11,614	$154	$767	$11,001	$12,099	$132	$772	$11,459
Foreign government	99,182	583	423	99,342	92,384	410	593	92,201
Corporate	16,438	181	109	16,510	15,859	121	177	15,803
Asset-backed securities(1)	8,882	14	109	8,787	9,261	5	92	9,174
Other debt securities	1,125	—	—	1,125	688	—	—	688
Total debt securities AFS	$305,817	$3,646	$1,538	$307,925	$299,600	$1,349	$2,438	$298,511
Marketable equity securities AFS	$830	$22	$3	$849	$602	$26	$3	$625
Total securities AFS	$306,647	$3,668	$1,541	$308,774	$300,202	$1,375	$2,441	$299,136

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

(2)
The gross unrealized losses on state and municipal debt securities are primarily attributable to the effects of fair value hedge accounting.  Specifically, Citi hedges the LIBOR-benchmark interest rate component of certain fixed-rate tax-exempt state and municipal debt securities utilizing LIBOR-based interest rate swaps. During the hedge period, losses incurred on the LIBOR-hedging swaps recorded in earnings were substantially offset by gains on the state and municipal debt securities attributable to changes in the LIBOR swap rate being hedged.  However, because the LIBOR swap rate decreased significantly during the hedge period while the overall fair value of the municipal debt securities was relatively unchanged, the effect of reclassifying fair value gains on these securities from AOCI to earnings, attributable solely to changes in the LIBOR swap rate, resulted in net unrealized losses remaining in AOCI that relate to the unhedged components of these securities.

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

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2016
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$4,069	$22	$2,487	$68	$6,556	$90
Prime	1	—	1	—	2	—
Non-U.S. residential	1,909	13	1,047	12	2,956	25
Commercial	64	—	50	1	114	1
Total mortgage-backed securities	$6,043	$35	$3,585	$81	$9,628	$116
U.S. Treasury and federal agency securities
U.S. Treasury	$1,487	$7	$156	$—	$1,643	$7
Agency obligations	162	—	192	7	354	7
Total U.S. Treasury and federal agency securities	$1,649	$7	$348	$7	$1,997	$14
State and municipal	$341	$19	$4,456	$748	$4,797	$767
Foreign government	24,755	298	4,784	125	29,539	423
Corporate	4,359	73	1,303	36	5,662	109
Asset-backed securities	4,567	72	2,527	37	7,094	109
Marketable equity securities AFS	17	3	1	—	18	3
Total securities AFS	$41,731	$507	$17,004	$1,034	$58,735	$1,541
December 31, 2015
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,816	$141	$2,618	$96	$20,434	$237
Prime	—	—	1	—	1	—
Non-U.S. residential	2,217	7	825	4	3,042	11
Commercial	291	3	55	1	346	4
Total mortgage-backed securities	$20,324	$151	$3,499	$101	$23,823	$252
U.S. Treasury and federal agency securities
U.S. Treasury	$59,384	$505	$1,204	$10	$60,588	$515
Agency obligations	6,716	30	196	7	6,912	37
Total U.S. Treasury and federal agency securities	$66,100	$535	$1,400	$17	$67,500	$552
State and municipal	$635	$26	$4,450	$746	$5,085	$772
Foreign government	35,491	429	4,642	164	40,133	593
Corporate	5,586	132	1,298	45	6,884	177
Asset-backed securities	5,311	58	2,247	34	7,558	92
Other debt securities	27	—	—	—	27	—
Marketable equity securities AFS	132	3	1	—	133	3
Total securities AFS	$133,606	$1,334	$17,537	$1,107	$151,143	$2,441

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	March 31, 2016		December 31, 2015
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$218	$217	$114	$114
After 1 but within 5 years	1,166	1,176	1,408	1,411
After 5 but within 10 years	1,997	2,023	1,750	1,751
After 10 years(2)	46,217	46,750	42,846	42,995
Total	$49,598	$50,166	$46,118	$46,271
U.S. Treasury and federal agency securities
Due within 1 year	$3,299	$3,301	$3,016	$3,014
After 1 but within 5 years	101,506	103,123	107,034	106,878
After 5 but within 10 years	14,072	14,476	12,786	12,684
After 10 years(2)	101	94	355	339
Total	$118,978	$120,994	$123,191	$122,915
State and municipal
Due within 1 year	$2,597	$2,590	$3,289	$3,287
After 1 but within 5 years	2,153	2,160	1,781	1,781
After 5 but within 10 years	407	421	502	516
After 10 years(2)	6,457	5,830	6,527	5,875
Total	$11,614	$11,001	$12,099	$11,459
Foreign government
Due within 1 year	$25,817	$25,818	$26,322	$26,329
After 1 but within 5 years	52,519	52,645	44,801	44,756
After 5 but within 10 years	18,224	18,221	18,935	18,779
After 10 years(2)	2,622	2,658	2,326	2,337
Total	$99,182	$99,342	$92,384	$92,201
All other(3)
Due within 1 year	$2,314	$2,318	$1,930	$1,931
After 1 but within 5 years	13,666	13,739	12,748	12,762
After 5 but within 10 years	7,359	7,342	7,867	7,782
After 10 years(2)	3,106	3,023	3,263	3,190
Total	$26,445	$26,422	$25,808	$25,665
Total debt securities AFS	$305,817	$307,925	$299,600	$298,511

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
March 31, 2016
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$17,771	$134	$17,905	$264	$(2)	$18,167
Prime	51	(10)	41	3	(2)	42
Alt-A	427	(51)	376	228	(157)	447
Subprime	2	—	2	11	—	13
Non-U.S. residential	1,290	(58)	1,232	35	—	1,267
Total mortgage-backed securities	$19,541	$15	$19,556	$541	$(161)	$19,936
State and municipal(4)	$8,521	$(421)	$8,100	$309	$(85)	$8,324
Foreign government	4,057	—	4,057	14	—	4,071
Asset-backed securities(3)	5,185	(8)	5,177	14	(72)	5,119
Total debt securities held-to-maturity	$37,304	$(414)	$36,890	$878	$(318)	$37,450
December 31, 2015
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$17,648	$138	$17,786	$71	$(100)	$17,757
Prime	121	(78)	43	3	(1)	45
Alt-A	433	(1)	432	259	(162)	529
Subprime	2	—	2	13	—	15
Non-U.S. residential	1,330	(60)	1,270	37	—	1,307
Total mortgage-backed securities	$19,534	$(1)	$19,533	$383	$(263)	$19,653
State and municipal	$8,581	$(438)	$8,143	$245	$(87)	$8,301
Foreign government	4,068	—	4,068	28	(3)	4,093
Asset-backed securities(3)	4,485	(14)	4,471	34	(41)	4,464
Total debt securities held-to-maturity(5)	$36,668	$(453)	$36,215	$690	$(394)	$36,511

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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position for less than 12 months and for 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
March 31, 2016
Debt securities held-to-maturity
Mortgage-backed securities	$106	$2	$633	$159	$739	$161
State and municipal	610	6	1,669	79	2,279	85
Foreign government	—	—	—	—	—	—
Asset-backed securities	182	24	4,830	48	5,012	72
Total debt securities held-to-maturity	$898	$32	$7,132	$286	$8,030	$318
December 31, 2015
Debt securities held-to-maturity
Mortgage-backed securities	$935	$1	$10,301	$262	$11,236	$263
State and municipal	881	20	1,826	67	2,707	87
Foreign government	180	3	—	—	180	3
Asset-backed securities	132	13	3,232	28	3,364	41
Total debt securities held-to-maturity	$2,128	$37	$15,359	$357	$17,487	$394
Excluded from the gross unrecognized losses presented in the above table are $(414) million and $(453) million of net unrealized losses recorded in AOCI as of March 31, 2016 and December 31, 2015, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at March 31, 2016 and December 31, 2015.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	March 31, 2016		December 31, 2015
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	403	413	172	172
After 5 but within 10 years	420	432	660	663
After 10 years(1)	18,733	19,091	18,701	18,818
Total	$19,556	$19,936	$19,533	$19,653
State and municipal
Due within 1 year	$367	$353	$309	$305
After 1 but within 5 years	312	316	336	335
After 5 but within 10 years	260	270	262	270
After 10 years(1)	7,161	7,385	7,236	7,391
Total	$8,100	$8,324	$8,143	$8,301
Foreign government
Due within 1 year	$2,742	$2,750	$—	$—
After 1 but within 5 years	1,132	1,138	4,068	4,093
After 5 but within 10 years	183	183	—	—
After 10 years(1)	—	—	—	—
Total	$4,057	$4,071	$4,068	$4,093
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	134	134	—	—
After 10 years(1)	5,043	4,985	4,471	4,464
Total	$5,177	$5,119	$4,471	$4,464
Total debt securities held-to-maturity	$36,890	$37,450	$36,215	$36,511

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of March 31, 2016.

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

Recognition and Measurement of OTTI
The total OTTI recognized in earnings follows:

OTTI on Investments and Other Assets	Three Months Ended March 31, 2016
In millions of dollars	AFS(1)(2)	HTM	Other assets (3)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$1	$—	$—	$1
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$1	$—	$—	$1
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	195	7	262	464
Total impairment losses recognized in earnings	$196	$7	$262	$465

(1)	Includes OTTI on non-marketable equity securities.

(2)	Includes a $160 million impairment related to AFS securities affected by changes in the Venezuela exchange rate during the quarter.

(3)	The impairment charge is related to the carrying value of an equity investment.

OTTI on Investments and Other Assets	Three Months Ended March 31, 2015
In millions of dollars	AFS(1)	HTM	Other assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	69	3	—	72
Total impairment losses recognized in earnings	$69	$3	$—	$72

(1)	Includes OTTI on non-marketable equity securities.

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Mar. 31, 2016 balance
AFS debt securities
Mortgage-backed securities	$294	$—	$—	$—	$294
State and municipal	8	—	—	(8)	—
Foreign government securities	170	—	—	—	170
Corporate	112	1	—	(3)	110
All other debt securities	170	—	—	(4)	166
Total OTTI credit losses recognized for AFS debt securities	$754	$1	$—	$(15)	$740
HTM debt securities
Mortgage-backed securities(1)	$668	$—	$—	$—	$668
All other debt securities	132	—	—	—	132
Total OTTI credit losses recognized for HTM debt securities	$800	$—	$—	$—	$800

(1)	Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2014 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	Mar. 31, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
State and municipal	—	—	—	—	—
Foreign government securities	171	—	—	(1)	170
Corporate	118	—	—	(6)	112
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$733	$—	$—	$(7)	$726
HTM debt securities
Mortgage-backed securities(1)	$670	$—	$—	$(2)	$668
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$803	$—	$—	$(2)	$801

(1)	Primarily consists of Alt-A securities.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Hedge funds	$2	$3	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	748	762	183	173	—	—
Real estate funds (2)(3)	89	130	22	21	—	—
Total(4)	$839	$895	$205	$194	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

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

(4)
Included in the total fair value of investments above are $0.8 billion and $0.9 billion of fund assets that are valued using NAVs provided by third-party asset managers as of March 31, 2016 and December 31, 2015, respectively.

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
Consumer Loans
Consumer loans represent loans and leases managed primarily by the GCB businesses in Citicorp and in Citi Holdings. The following table provides information by loan type for the periods indicated:

In millions of dollars	March 31, 2016	December 31, 2015
In U.S. offices
Mortgage and real estate(1)	$79,128	$80,281
Installment, revolving credit, and other	3,504	3,480
Cards	106,892	112,800
Commercial and industrial	6,793	6,407
	$196,317	$202,968
In offices outside the U.S.
Mortgage and real estate(1)	$47,831	$47,062
Installment, revolving credit, and other	28,778	29,480
Cards	26,312	27,342
Commercial and industrial	17,697	17,741
Lease financing	139	362
	$120,757	$121,987
Total consumer loans	$317,074	$324,955
Net unearned income	$826	830
Consumer loans, net of unearned income	$317,900	$325,785

(1)	Loans secured primarily by real estate.

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
During the three months ended March 31, 2016 and 2015, the Company sold and/or reclassified to held-for-sale $2.7 billion and $14.0 billion, respectively, of consumer loans. The Company did not have significant purchases of consumer loans during the three months ended March 31, 2016 or 2015.

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

The following tables provide details on Citigroup’s consumer loan delinquency and non-accrual loans:
Consumer Loan Delinquency and Non-Accrual Details at March 31, 2016

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$53,482	$733	$545	$2,049	$56,809	$1,185	$1,779
Home equity loans(5)	21,454	164	281	—	21,899	990	—
Credit cards	105,118	1,180	1,195	—	107,493	—	1,195
Installment and other	4,638	56	32	—	4,726	60	—
Commercial banking loans	8,563	13	45	—	8,621	281	16
Total	$193,255	$2,146	$2,098	$2,049	$199,548	$2,516	$2,990
In offices outside North America
Residential first mortgages	$40,293	$310	$164	$—	$40,767	$389	$—
Credit cards	24,774	470	404	—	25,648	226	266
Installment and other	27,739	325	223	—	28,287	213	—
Commercial banking loans	23,415	38	29	—	23,482	234	—
Total	$116,221	$1,143	$820	$—	$118,184	$1,062	$266
Total GCB and Citi Holdings consumer	$309,476	$3,289	$2,918	$2,049	$317,732	$3,578	$3,256
Other(6)	156	6	6	—	168	23	—
Total Citigroup	$309,632	$3,295	$2,924	$2,049	$317,900	$3,601	$3,256

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $33 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.2 billion and 90 days or more past due of $1.8 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(6)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2015

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$53,146	$846	$564	$2,318	$56,874	$1,216	$1,997
Home equity loans(5)	22,335	136	277	—	22,748	1,017	—
Credit cards	110,814	1,296	1,243	—	113,353	—	1,243
Installment and other	4,576	80	33	—	4,689	56	2
Commercial banking loans	8,241	16	61	—	8,318	222	17
Total	$199,112	$2,374	$2,178	$2,318	$205,982	$2,511	$3,259
In offices outside North America
Residential first mortgages	$39,551	$240	$175	$—	$39,966	$388	$—
Credit cards	25,698	477	442	—	26,617	261	278
Installment and other	27,664	317	220	—	28,201	226	—
Commercial banking loans	24,764	46	31	—	24,841	247	—
Total	$117,677	$1,080	$868	$—	$119,625	$1,122	$278
Total GCB and Citi Holdings	$316,789	$3,454	$3,046	$2,318	$325,607	$3,633	$3,537
Other(6)	164	7	7	—	178	25	—
Total Citigroup	$316,953	$3,461	$3,053	$2,318	$325,785	$3,658	$3,537

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $34 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.3 billion and 90 days or more past due of $2.0 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(6)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Credit Scores (FICO)
In the U.S., independent credit agencies rate an individual’s risk for assuming debt based on the individual’s credit history and assign every consumer a “FICO” (Fair Isaac Corporation) credit score. These scores are continually updated by the agencies based upon an individual’s credit actions (e.g., taking out a loan or missed or late payments).
The following tables provide details on the FICO scores attributable to Citi’s U.S. consumer loan portfolio (commercial market loans are not included in the table since they are business based and FICO scores are not a primary driver in their credit evaluation). FICO scores are updated monthly for substantially all of the portfolio or, otherwise, on a quarterly basis for the remaining portfolio.

FICO score distribution in U.S. portfolio(1)(2)	March 31, 2016
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$3,387	$3,024	$45,437
Home equity loans	2,032	1,700	16,995
Credit cards	7,430	9,837	87,333
Installment and other	337	271	2,581
Total	$13,186	$14,832	$152,346

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2015
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$3,483	$3,036	$45,047
Home equity loans	2,067	1,782	17,837
Credit cards	7,341	10,072	93,194
Installment and other	337	270	2,662
Total	$13,228	$15,160	$158,740

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	March 31, 2016
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$46,181	$5,034	$720
Home equity loans	13,246	4,813	2,561
Total	$59,427	$9,847	$3,281

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2015
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$46,559	$4,478	$626
Home equity loans	13,904	5,147	2,527
Total	$60,463	$9,625	$3,153

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

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

The following tables present information about total impaired consumer loans and for interest income recognized on impaired consumer loans:

					Three months ended March 31,
	Balance at March 31, 2016				2016	2015
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value (4)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$5,696	$6,248	$691	$7,697	$61	$141
Home equity loans	1,364	1,921	408	1,629	9	17
Credit cards	1,899	1,935	601	1,991	41	44
Installment and other
Individual installment and other	498	531	200	465	7	9
Commercial banking loans	462	603	122	389	2	3
Total	$9,919	$11,238	$2,022	$12,171	$120	$214

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,124 million of residential first mortgages, $443 million of home equity loans and $96 million of commercial market loans do not have a specific allowance.
(3) Included in the Allowance for loan losses.
(4) Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.

	Balance, December 31, 2015
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$6,038	$6,610	$739	$8,932
Home equity loans	1,399	1,972	406	1,778
Credit cards	1,950	1,986	604	2,079
Installment and other
Individual installment and other	464	519	197	449
Commercial banking loans	341	572	100	361
Total	$10,192	$11,659	$2,046	$13,599

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,151 million of residential first mortgages, $459 million of home equity loans and $86 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings
The following tables present consumer TDRs occurring:

	At and for the three months ended March 31, 2016
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,468	$212	$2	$—	$1	1%
Home equity loans	858	30	—	—	—	3
Credit cards	49,109	188	—	—	—	17
Installment and other revolving	1,385	12	—	—	—	14
Commercial banking(6)	23	5	—	—	—	—
Total(8)	52,843	$447	$2	$—	$1
International
Residential first mortgages	419	$15	$—	$—	$—	—%
Credit cards	52,207	123	—	—	2	13
Installment and other revolving	21,644	82	—	—	2	7
Commercial banking(6)	28	20	—	—	—	—
Total(8)	74,298	$240	$—	$—	$4

	At and for the three months ended March 31, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	3,093	$407	$4	$2	$8	1%
Home equity loans	1,258	46	—	—	1	2
Credit cards	50,310	211	—	—	—	16
Installment and other revolving	984	9	—	—	—	12
Commercial banking(6)	57	11	—	—	—	—
Total(8)	55,702	$684	$4	$2	$9
International
Residential first mortgages	883	$24	$—	$—	$—	—%
Credit cards	40,431	98	—	—	2	13
Installment and other revolving	15,947	69	—	—	2	5
Commercial banking(6)	77	27	—	—	—	3
Total(8)	57,338	$218	$—	$—	$4

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $20 million of residential first mortgages and $5 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2016. These amounts include $14 million of residential first mortgages and $5 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2016, based on previously received OCC guidance.

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
(6) Commercial banking loans are generally borrower-specific modifications and incorporate changes in the amount and/or timing of principal and/or interest.
(7) Post-modification balances in North America include $66 million of residential first mortgages and $15 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended March 31, 2015. These amounts include $38 million of residential first mortgages and $12 million of home equity loans that were newly classified as TDRs in the three months ended March 31, 2015, based on previously received OCC guidance.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

The following table presents consumer TDRs that defaulted for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due.

	Three Months Ended March 31,
In millions of dollars	2016	2015
North America
Residential first mortgages	$87	$110
Home equity loans	9	11
Credit cards	49	43
Installment and other revolving	2	2
Commercial banking	1	2
Total	$148	$168
International
Residential first mortgages	$3	$6
Credit cards	37	35
Installment and other revolving	22	23
Commercial banking	3	8
Total	$65	$72

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	March 31, 2016	December 31, 2015
In U.S. offices
Commercial and industrial	$44,104	$41,147
Financial institutions	36,865	36,396
Mortgage and real estate(1)	38,697	37,565
Installment, revolving credit and other	33,273	33,374
Lease financing	1,597	1,780
	$154,536	$150,262
In offices outside the U.S.
Commercial and industrial	$85,491	$82,358
Financial institutions	28,652	28,704
Mortgage and real estate(1)	5,769	5,106
Installment, revolving credit and other	21,583	20,853
Lease financing	280	303
Governments and official institutions	5,303	4,911
	$147,078	$142,235
Total corporate loans	$301,614	$292,497
Net unearned income	(690)	(665)
Corporate loans, net of unearned income	$300,924	$291,832

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $0.5 billion and $0.6 billion of corporate loans during the three months ended March 31, 2016 and 2015, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three months ended March 31, 2016 or 2015.

Delinquency Status
Citi generally does not manage corporate loans on a delinquency basis. Corporate loans are identified as impaired and placed on a cash (non-accrual) basis when it is determined, based on actual experience and a forward-looking assessment of the collectability of the loan in full, that the payment of interest or principal is doubtful or when interest or principal is 90 days past due, except when the loan is well collateralized and in the process of collection. Any interest accrued on impaired corporate loans and leases is reversed at 90 days past due and charged against current earnings, and interest is thereafter included in earnings only to the extent actually received in cash. When there is doubt regarding the ultimate collectability of principal, all cash receipts are thereafter applied to reduce the recorded investment in the loan. While corporate loans are generally managed based on their internally assigned risk rating (see further discussion below), the following tables present delinquency information by corporate loan type.

Corporate Loan Delinquency and Non-Accrual Details at March 31, 2016

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$57	$—	$57	$1,863	$124,241	$126,161
Financial institutions	—	—	—	164	64,273	64,437
Mortgage and real estate	119	—	119	204	43,943	44,266
Leases	—	—	—	1	1,877	1,878
Other	17	1	18	95	59,303	59,416
Loans at fair value						4,760
Purchased distressed loans						6
Total	$193	$1	$194	$2,327	$293,637	$300,924
Corporate Loan Delinquency and Non-Accrual Details at December 31, 2015

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$87	$4	$91	$1,071	$118,530	$119,692
Financial institutions	16	—	16	173	64,128	64,317
Mortgage and real estate	137	7	144	232	42,095	42,471
Leases	—	—	—	76	1,941	2,017
Other	29	—	29	44	58,286	58,359
Loans at fair value						4,971
Purchased distressed loans						5
Total	$269	$11	$280	$1,596	$284,980	$291,832

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	March 31, 2016	December 31, 2015
Investment grade(2)
Commercial and industrial	$88,145	$85,893
Financial institutions	54,961	53,522
Mortgage and real estate	20,540	18,869
Leases	1,548	1,660
Other	52,113	51,449
Total investment grade	$217,307	$211,393
Non-investment grade(2)
Accrual
Commercial and industrial	$36,153	$32,726
Financial institutions	9,312	10,622
Mortgage and real estate	2,556	2,800
Leases	329	282
Other	7,209	6,867
Non-accrual
Commercial and industrial	1,863	1,071
Financial institutions	164	173
Mortgage and real estate	204	232
Leases	1	76
Other	95	44
Total non-investment grade	$57,886	$54,893
Private bank loans managed on a delinquency basis(2)	$20,971	$20,575
Loans at fair value	4,760	4,971
Corporate loans, net of unearned income	$300,924	$291,832

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

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

The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:
Non-Accrual Corporate Loans

	At and for the three months March 31, 2016
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,863	$2,147	$423	$1,172	$10
Financial institutions	164	188	12	176	2
Mortgage and real estate	204	324	11	230	1
Lease financing	1	1	—	50	—
Other	95	185	37	54	—
Total non-accrual corporate loans	$2,327	$2,845	$483	$1,682	$13

	At and for the year ended December 31, 2015
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,071	$1,224	$246	$859
Financial institutions	173	196	10	194
Mortgage and real estate	232	336	21	240
Lease financing	76	76	54	62
Other	44	114	32	39
Total non-accrual corporate loans	$1,596	$1,946	$363	$1,394

	March 31, 2016		December 31, 2015
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$1,571	$423	$571	$246
Financial institutions	26	12	18	10
Mortgage and real estate	51	11	60	21
Lease financing	—	—	75	54
Other	42	37	40	32
Total non-accrual corporate loans with specific allowance	$1,690	$483	$764	$363
Non-accrual corporate loans without specific allowance
Commercial and industrial	$292		$500
Financial institutions	138		155
Mortgage and real estate	153		172
Lease financing	1		1
Other	53		4
Total non-accrual corporate loans without specific allowance	$637	N/A	$832	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three months ended March 31, 2015 was $1 million.
N/A Not Applicable

Corporate Troubled Debt Restructurings

The following table presents corporate TDR activity at and for the three months ended March 31, 2016:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$98	$—	$—	$98
Mortgage and real estate	4	—	—	4
Total	$102	$—	$—	$102

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.
The following table presents corporate TDR activity at and for the three months ended March 31, 2015:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$—	$—	$—	$—
Mortgage and real estate	1	1	—	—
Total	$1	$1	$—	$—

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

The following table presents total corporate loans modified in a TDR as well as those TDRs that defaulted and for which the payment default occurred within one year of a permanent modification. Default is defined as 60 days past due, except for classifiably managed commercial banking loans, where default is defined as 90 days past due.

In millions of dollars	TDR balances at March 31, 2016	TDR loans in payment default during the three months ended March 31, 2016	TDR balances at March 31, 2015	TDR loans in payment default during the three months ended March 31, 2015
Commercial and industrial	$219	$—	$88	$—
Loans to financial institutions	2	—	—	—
Mortgage and real estate	139	—	105	—
Other	303	—	336	—
Total(1)	$663	$—	$529	$—

(1)	The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended March 31,
In millions of dollars	2016	2015
Allowance for loan losses at beginning of period	$12,626	$15,994
Gross credit losses	(2,143)	(2,458)
Gross recoveries(1)	419	501
Net credit losses (NCLs)	$(1,724)	$(1,957)
NCLs	$1,724	$1,957
Net reserve builds (releases)	42	(91)
Net specific reserve builds (releases)	120	(111)
Total provision for loan losses	$1,886	$1,755
Other, net(2)	(76)	(1,194)
Allowance for loan losses at end of period	$12,712	$14,598
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,402	$1,063
Provision (release) for unfunded lending commitments	71	(37)
Other, net	—	(3)
Allowance for credit losses on unfunded lending commitments at end of period(3)	$1,473	$1,023
Total allowance for loans, leases, and unfunded lending commitments	$14,185	$15,621

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
The first quarter of 2016 includes a reduction of approximately $148 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $29 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the first quarter of 2016 includes an increase of approximately $63 million related to FX translation. The first quarter of 2015 includes a reduction of approximately $1.0 billion related to the sale or transfers to HFS of various loan portfolios, including a reduction of $281 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2015 includes a reduction of approximately $145 million related to FX translation.

(3)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	March 31, 2016			March 31, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,791	$9,835	$12,626	$2,447	$13,547	$15,994
Charge-offs	(224)	(1,919)	(2,143)	(26)	(2,432)	(2,458)
Recoveries	13	406	419	33	468	501
Replenishment of net charge-offs	211	1,513	1,724	(7)	1,964	1,957
Net reserve builds (releases)	4	38	42	112	(203)	(91)
Net specific reserve builds (releases)	101	19	120	3	(114)	(111)
Other	9	(85)	(76)	(16)	(1,178)	(1,194)
Ending balance	$2,905	$9,807	$12,712	$2,546	$12,052	$14,598

	Three Months Ended
	March 31, 2016			December 31, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450	$2,418	$7,777	$10,195	$2,408	$7,776	$10,184
Determined in accordance with ASC 310-10-35	483	2,022	2,505	380	2,046	2,426
Determined in accordance with ASC 310-30	4	8	12	3	13	16
Total allowance for loan losses	$2,905	$9,807	$12,712	$2,791	$9,835	$12,626
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450	$293,631	$307,718	$601,349	$285,053	$315,314	$600,367
Loans individually evaluated for impairment in accordance with ASC 310-10-35	2,527	9,919	12,446	1,803	10,192	11,995
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	6	230	236	5	245	250
Loans held at fair value	4,760	33	4,793	4,971	34	5,005
Total loans, net of unearned income	$300,924	$317,900	$618,824	$291,832	$325,785	$617,617

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars
Balance, December 31, 2015	$22,349
Foreign exchange translation and other	239
Divestitures	(13)
Balance at March 31, 2016	$22,575

The goodwill impairment testing process, including the
methodology and assumptions used to estimate the fair
value of the reporting units, is disclosed in more detail in Note 1 of Citigroup’s 2015 Annual Report on Form 10-K.
During the first quarter of 2016, Citigroup announced its intention to exit its consumer businesses in Argentina, Brazil and Colombia. These businesses, which previously had been reported as part of Latin America GCB, are reported as part of Citi Holdings—Consumer Latin America beginning the first quarter of 2016. In addition, the other component businesses of Latin America GCB, except the Mexico consumer business, were either transferred to the ICG reporting units (Banking and Markets) or North America GCB reporting unit (International Personal Banking). Furthermore, the remaining businesses in EMEA GCB, except for the commercial business which was transferred to the ICG—Banking reporting unit, are reported under Asia GCB.
Goodwill balances associated with the transfers were allocated to each of the component businesses based on their relative fair values to the legacy reporting units. An interim goodwill impairment test was performed as of January 1, 2016 for the impacted reporting units resulting in no impairment under the legacy and current reporting unit structures. There were no other triggering events during the first quarter of 2016.
The fair values of the Company’s reporting units substantially exceeded their carrying values and did not indicate a risk of impairment based on current valuations.
The following table shows reporting units with goodwill balances as of March 31, 2016.

In millions of dollars
Reporting unit(1)(2)	Goodwill
North America Global Consumer Banking	$6,764
Asia Global Consumer Banking (3)	4,895
Latin America Global Consumer Banking (4)	1,220
ICG—Banking	3,091
ICG—Markets and Securities Services	6,536
Citi Holdings—Consumer Latin America	69
Total	$22,575

(1)	Citi Holdings—Other and Citi Holdings—ICG are excluded from the table as there is no goodwill allocated to them.

(2)	Citi Holdings—Consumer EMEA, is excluded from the table as the entire reporting unit, together with allocated goodwill, is classified as held-for-sale as of March 31, 2016.

(3)	Asia Global Consumer Banking includes the consumer businesses in UK, Russia, Poland, UAE and Bahrain beginning the first quarter of 2016.

(4)	Latin America Global Consumer Banking contains only the consumer business in Mexico beginning the first quarter of 2016.

Intangible Assets
The components of intangible assets were as follows:

	March 31, 2016			December 31, 2015
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$7,585	$6,542	$1,043	$7,606	$6,520	$1,086
Core deposit intangibles	984	917	67	1,050	969	81
Other customer relationships	496	268	228	471	252	219
Present value of future profits	37	32	5	37	31	6
Indefinite-lived intangible assets	228	—	228	234	—	234
Other(1)	4,493	2,571	1,922	4,709	2,614	2,095
Intangible assets (excluding MSRs)	$13,823	$10,330	$3,493	$14,107	$10,386	$3,721
Mortgage servicing rights (MSRs)	1,524	—	1,524	1,781	—	1,781
Total intangible assets	$15,347	$10,330	$5,017	$15,888	$10,386	$5,502

(1)	Includes contract-related intangible assets.

The changes in intangible assets were as follows:

	Net carrying amount at				Net carrying amount at
In millions of dollars	December 31, 2015	Acquisitions/ divestitures	Amortization	FX translation and other	March 31, 2016
Purchased credit card relationships	$1,086	$(9)	$(49)	$15	$1,043
Core deposit intangibles	81	(7)	(7)	—	67
Other customer relationships	219	—	(6)	15	228
Present value of future profits	6	—	—	(1)	5
Indefinite-lived intangible assets	234	(6)	—	—	228
Other	2,095	(101)	(67)	(5)	1,922
Intangible assets (excluding MSRs)	$3,721	$(123)	$(129)	$24	$3,493
Mortgage servicing rights (MSRs)(1)	1,781				1,524
Total intangible assets	$5,502				$5,017

(1)	For additional information on Citi’s MSRs, including the roll-forward for the three months ended March 31, 2016, see Note 20 to the Consolidated Financial Statements.

17.   DEBT
Short-Term Borrowings

In millions of dollars	March 31, 2016	December 31, 2015
	Balance	Balance
Commercial paper	$9,994	$9,995
Other borrowings(1)	10,899	11,084
Total	$20,893	$21,079

(1)
Includes borrowings from the Federal Home Loan Banks and other market participants. At March 31, 2016, collateralized short-term advances from the Federal Home Loan Banks were $29 million. At December 31, 2015, no amounts were outstanding.

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

Long-Term Debt

In millions of dollars	March 31, 2016	December 31, 2015
Citigroup Inc.(1)	$149,140	$142,157
Bank(2)	51,718	55,131
Broker-dealer(3)	6,977	3,987
Total	$207,835	$201,275

(1)	Parent holding company, Citigroup Inc.

(2)
Represents Citibank entities as well as other bank entities. At March 31, 2016 and December 31, 2015, collateralized long-term advances from the Federal Home Loan Banks were $17.1 billion and $17.8 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both March 31, 2016 and December 31, 2015.

The following table summarizes the Company’s outstanding trust preferred securities at March 31, 2016:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	7.875	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	144	6.829	50	144	June 28, 2067	June 28, 2017
Total obligated			$2,584			$2,590

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

18.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2015	$(907)	$—	$(617)	$(5,116)	$(22,704)	$(29,344)
Adjustment to opening balance, net of taxes(1)	—	(15)	—	—	—	(15)
Adjusted balance, beginning of period	$(907)	$(15)	$(617)	$(5,116)	$(22,704)	$(29,359)
Other comprehensive income before reclassifications	2,026	192	291	(500)	654	2,663
Increase (decrease) due to amounts reclassified from AOCI	8	1	26	35	—	70
Change, net of taxes	$2,034	$193	$317	$(465)	$654	$2,733
Balance at March 31, 2016	$1,127	$178	$(300)	$(5,581)	$(22,050)	$(26,626)

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Accumulated other comprehensive income (loss)
Balance, December 31, 2014	$57	$(909)	$(5,159)	$(17,205)	$(23,216)
Other comprehensive income before reclassifications	742	32	(131)	(2,062)	(1,419)
Increase (decrease) due to amounts reclassified from AOCI	(151)	54	41	—	(56)
Change, net of taxes	$591	$86	$(90)	$(2,062)	$(1,475)
Balance, March 31, 2015	$648	$(823)	$(5,249)	$(19,267)	$(24,691)

(1)
Beginning in the first quarter of 2016, changes in DVA are reflected as a component of AOCI, pursuant to the adoption of only the provisions of ASU 2016-01 relating to the presentation of DVA on fair value option liabilities. See Note 1 in the Consolidated Financial Statements for further information regarding this change.

(2)	Primarily driven by Citigroup’s pay fixed/receive floating interest rate swap programs that hedge the floating rates on liabilities.

(3)
Primarily reflects adjustments based on the quarterly actuarial valuations of the Company’s significant pension and postretirement plans, annual actuarial valuations of all other plans, and amortization of amounts previously recognized in other comprehensive income.

(4)
Primarily reflects the movements in (by order of impact) the Japanese yen, euro, Brazilian real and Chilean peso against the U.S. dollar, and changes in related tax effects and hedges for the three months ended March 31, 2016. Primarily reflects the movements in (by order of impact) the euro, Mexican peso, British pound, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the three months ended March 31, 2015.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2015	$(38,440)	$9,096	$(29,344)
Adjustment to opening balance (1)	(26)	11	(15)
Adjusted balance, beginning of period	$(38,466)	$9,107	$(29,359)
Change in net unrealized gains (losses) on investment securities	3,224	(1,190)	2,034
Debt valuation adjustment (DVA)	307	(114)	193
Cash flow hedges	481	(164)	317
Benefit plans	(727)	262	(465)
Foreign currency translation adjustment	513	141	654
Change	$3,798	$(1,065)	$2,733
Balance, March 31, 2016	$(34,668)	$8,042	$(26,626)

(1)	Represents the ($15) million adjustment related to the initial adoption of ASU 2016-01. See Note 1 in the Consolidated Financial Statements.

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2014	$(31,060)	$7,844	$(23,216)
Change in net unrealized gains (losses) on investment securities	1,048	(457)	591
Cash flow hedges	156	(70)	86
Benefit plans	(121)	31	(90)
Foreign currency translation adjustment	(2,302)	240	(2,062)
Change	$(1,219)	$(256)	$(1,475)
Balance, March 31, 2015	$(32,279)	$7,588	$(24,691)

During the three months ended March 31, 2016 and 2015, the Company recognized pretax loss of $114 million ($70 million loss net of tax) and pretax gain of $85 million ($56 million gain net of tax), respectively, related to amounts reclassified out of AOCI into the Consolidated Statement of Income. See details in the table below:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended March 31,
In millions of dollars	2016	2015
Realized (gains) losses on sales of investments	$(186)	$(307)
OTTI gross impairment losses	203	72
Subtotal, pretax	$17	$(235)
Tax effect	(9)	84
Net realized (gains) losses on investment securities, after-tax(1)	$8	$(151)
Realized DVA (gains) losses on fair value option liabilities	$1	$—
Subtotal, pretax	$1	$—
Tax effect	—	—
Net realized debt valuation adjustment, after-tax	$1	$—
Interest rate contracts	$16	$46
Foreign exchange contracts	26	40
Subtotal, pretax	$42	$86
Tax effect	(16)	(32)
Amortization of cash flow hedges, after-tax(2)	$26	$54
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(11)
Net actuarial loss	66	75
Curtailment/settlement impact(3)	(2)	—
Subtotal, pretax	$54	$64
Tax effect	(19)	(23)
Amortization of benefit plans, after-tax(3)	$35	$41
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$114	$(85)
Total tax effect	(44)	29
Total amounts reclassified out of AOCI, after-tax	$70	$(56)

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 21 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

19.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

				Redemption price per depositary share/preference share		Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate		Number of depositary shares	March 31, 2016	December 31, 2015
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	$25	3,870,330	$97	$97
Series E(2)	April 28, 2008	April 30, 2018	8.400	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875	25	19,200,000	480	480
Series M(10)	April 30, 2014	May 15, 2024	6.300	1,000	1,750,000	1,750	1,750
Series N(11)	October 29, 2014	November 15, 2019	5.800	1,000	1,500,000	1,500	1,500
Series O(12)	March 20, 2015	March 27, 2020	5.875	1,000	1,500,000	1,500	1,500
Series P(13)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series Q(14)	August 12, 2015	August 15, 2020	5.950	1,000	1,250,000	1,250	1,250
Series R(15)	November 13, 2015	November 15, 2020	6.125	1,000	1,500,000	1,500	1,500
Series S(16)	February 2, 2016	February 12, 2021	6.300	25	41,400,000	1,035	$—
						$17,753	$16,718

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

(16)
Issued as depository shares, each representing 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 12, May 12, August 12, and November 12 at a fixed rate, in each case when, as and if declared by the Citi Board of Directors.

On April 18, 2016, Citi issued $1.5 billion of Series T Preferred Stock as depositary shares, each representing 1/25th interest in a share of corresponding series of non-cumulative perpetual preferred stock. The dividend rate is 6.25% payable semi-annually on February 15 and August 15, beginning February 15, 2017, from and including August 15, 2026, and thereafter an annual floating rate equal to three-month LIBOR plus 4.517%, payable quarterly in arrears on each February 15, May 15, August 15 and November 15, in each case when, as and if declared by the Citi Board of Directors.
During the first quarter of 2016, Citi distributed $210 million in dividends on its outstanding preferred stock. Based on its preferred stock outstanding as of April 18, 2016 (which includes the issuance of Series T Preferred Stock), Citi estimates it will distribute preferred dividends of approximately $868 million during the remainder of 2016, in each case assuming such dividends are declared by the Citi Board of Directors.

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

Variable Interest Entities
VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights or similar rights, and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity). Investors that finance the VIE through debt or equity interests or other counterparties providing other forms of support, such as guarantees, certain fee arrangements or certain types of derivative contracts are variable interest holders in the entity.

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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of March 31, 2016
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$51,365	$51,365	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	232,273	—	232,273	4,541	—	—	91	4,632
Non-agency-sponsored	20,368	1,540	18,828	425	35	—	1	461
Citi-administered asset-backed commercial paper conduits (ABCP)	21,437	21,437	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	15,071	—	15,071	3,502	—	—	84	3,586
Asset-based financing	56,719	1,263	55,456	19,211	406	3,998	451	24,066
Municipal securities tender option bond trusts (TOBs)	8,167	3,574	4,593	50	—	2,962	—	3,012
Municipal investments	19,274	42	19,232	2,339	2,757	2,399	—	7,495
Client intermediation	502	352	150	50	—	—	—	50
Investment funds	2,533	828	1,705	25	157	78	—	260
Other	4,865	636	4,229	301	550	71	50	972
Total(5)	$432,574	$81,037	$351,537	$30,444	$3,905	$9,508	$677	$44,534

	As of December 31, 2015
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$54,916	$54,916	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	217,291	—	217,291	3,571	—	—	95	3,666
Non-agency-sponsored	13,036	1,586	11,450	527	—	—	1	528
Citi-administered asset-backed commercial paper conduits (ABCP)	21,280	21,280	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	16,719	—	16,719	3,150	—	—	86	3,236
Asset-based financing	58,862	1,364	57,498	21,270	269	3,616	436	25,591
Municipal securities tender option bond trusts (TOBs)	8,572	3,830	4,742	2	—	3,100	—	3,102
Municipal investments	20,290	44	20,246	2,196	2,487	2,335	—	7,018
Client intermediation	434	335	99	49	—	—	—	49
Investment funds	1,730	842	888	13	138	102	—	253
Other	4,915	597	4,318	292	554	—	52	898
Total(5)	$418,045	$84,794	$333,251	$31,070	$3,448	$9,153	$670	$44,341

Note: Certain adjustments have been made to the December 31, 2015 information to conform to the current period’s presentation.
(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s March 31, 2016 and December 31, 2015 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity where the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

(4)
Citigroup mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(5) Citi’s total involvement with Citicorp SPE assets was $402.2 billion and $383.2 billion as of March 31, 2016 and December 31, 2015, respectively, with the remainder related to Citi Holdings.

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

•	certain VIEs structured by third parties where the Company holds securities in inventory, as these investments are made on arm’s-length terms;

•
certain positions in mortgage-backed and asset-backed securities held by the Company, which are classified as Trading account assets or Investments, where the Company has no other involvement with the related securitization entity deemed to be significant (for more information on these positions, see Notes 12 and 13 to the Consolidated Financial Statements);

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $11 billion and $12 billion at March 31, 2016 and December 31, 2015, respectively;

•	certain representations and warranties exposures in Citigroup residential mortgage securitizations, where the original mortgage loan balances are no longer outstanding; and

•	VIEs such as trust preferred securities trusts used in connection with the Company’s funding activities. The Company does not have a variable interest in these trusts.

The asset balances for consolidated VIEs represent the carrying amounts of the assets consolidated by the Company. The carrying amount may represent the amortized cost or the current fair value of the assets depending on the legal form of the asset (e.g., loan or security) and the Company’s standard accounting policies for the asset type and line of business.
The asset balances for unconsolidated VIEs where the Company has significant involvement represent the most current information available to the Company. In most cases, the asset balances represent an amortized cost basis without regard to impairments, unless fair value information is readily available to the Company. For VIEs that obtain asset exposures synthetically through derivative instruments, the tables generally include the full original notional amount of the derivative as an asset balance.
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

	March 31, 2016		December 31, 2015
In millions of dollars	Liquidity facilities	Loan / equity commitments	Liquidity facilities	Loan / equity commitments
Asset-based financing	$5	$3,993	$5	$3,611
Municipal securities tender option bond trusts (TOBs)	2,962	—	3,100	—
Municipal investments	—	2,399	—	2,335
Investment funds	—	78	—	102
Other	—	71	—	—
Total funding commitments	$2,967	$6,541	$3,105	$6,048
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
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

In billions of dollars	March 31, 2016	December 31, 2015
Cash	$0.2	$0.2
Trading account assets	0.6	0.6
Investments	5.2	5.3
Total loans, net of allowance	74.9	78.6
Other	0.1	0.1
Total assets	$81.0	$84.8
Short-term borrowings	$13.6	$14.0
Long-term debt	29.1	31.3
Other liabilities	2.0	2.1
Total liabilities(1)	$44.7	$47.4

(1)
The total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citi were $42.7 billion and $45.3 billion as of March 31, 2016 and December 31, 2015, respectively. Liabilities of consolidated VIEs for which creditors or beneficial interest holders have recourse to the general credit of Citi comprise two items included in the above table: (i) credit enhancements provided to consolidated Citi-administered commercial paper conduits in the form of letters of credit of $1.9 billion at March 31, 2016 and December 31, 2015; and (ii) credit guarantees provided by Citi to certain consolidated municipal tender option bond trusts of $82 million at March 31, 2016 and December 31, 2015.

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	March 31, 2016	December 31, 2015
Cash	$0.1	$0.1
Trading account assets	7.7	6.2
Investments	3.5	3.0
Total loans, net of allowance	21.7	23.6
Other	1.4	1.7
Total assets	$34.4	$34.6

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
Substantially all of the Company’s credit card securitization activity is through two trusts—Citibank Credit Card Master Trust (Master Trust) and the Citibank Omni Master Trust (Omni Trust), with the substantial majority through the Master Trust. These trusts are consolidated entities because, as servicer, Citigroup has the power to direct the activities that most significantly impact the economic performance of the trusts, Citigroup holds a seller’s interest and certain securities issued by the trusts, and also provides liquidity facilities to the trusts, which could result in exposure to potentially significant losses or benefits from the trusts. Accordingly, the transferred credit card receivables remain on Citi’s Consolidated Balance Sheet with no gain or loss recognized. The debt issued by the trusts to third parties is included on Citi’s Consolidated Balance Sheet.
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	March 31, 2016	December 31, 2015
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$27.5	$29.7
Retained by Citigroup as trust-issued securities	8.1	9.4
Retained by Citigroup via non-certificated interests	16.1	16.5
Total	$51.7	$55.6

The following table summarizes selected cash flow information related to Citigroup’s credit card securitizations:

	Three months ended March 31,
In billions of dollars	2016	2015
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(2.2)	(2.7)

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

The Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 2.3 years as of March 31, 2016 and 2.4 years as of December 31, 2015.

Master Trust Liabilities (at Par Value)

In billions of dollars	March 31, 2016	Dec. 31, 2015
Term notes issued to third parties	$26.2	$28.4
Term notes retained by Citigroup affiliates	6.3	7.5
Total Master Trust liabilities	$32.5	$35.9

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.6 years as of March 31, 2016 and 0.9 years as of December 31, 2015.

Omni Trust Liabilities (at Par Value)

In billions of dollars	March 31, 2016	Dec. 31, 2015
Term notes issued to third parties	$1.3	$1.3
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.2	$3.2

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

The following table summarizes selected cash flow information related to Citigroup mortgage securitizations:

	2016		2015
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations(1)	$10.6	$4.2	$8.3	$3.6
Contractual servicing fees received	0.1	—	0.1	—
Cash flows received on retained interests and other net cash flows	—	—	—	—

(1) The proceeds from new securitizations in 2016 include $0.5 billion related to personal loan securitizations.

During the first quarter of 2016, gains recognized on the securitization of U.S. agency-sponsored mortgages and non-agency sponsored mortgages were $25 million and $9 million, respectively.

Agency and non-agency securitization gains for the quarter ended March 31, 2015 were $43 million and $16 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

March 31, 2016
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	2.1% to 11.5%	—	—
Weighted average discount rate	8.4%	—	—
Constant prepayment rate	9.1% to 23.3%	—	—
Weighted average constant prepayment rate	11.8%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	3.5 to 17.5 years	—	—

Note: Citi held no retained interests in non-agency-sponsored mortgages securitized during the first quarter of 2016.

	March 31, 2015
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 8.0%	2.8%	4.4%
Weighted average discount rate	6.0%	2.8%	4.4%
Constant prepayment rate	11.7% to 34.9%	0.0%	3.3%
Weighted average constant prepayment rate	17.6%	0.0%	3.3%
Anticipated net credit losses(2)	NM	40.0%	55.9%
Weighted average anticipated net credit losses	NM	40.0%	55.9%
Weighted average life	3.5 to 11.4 years	9.7 years	0.0 to 12.2 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	March 31, 2016
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.3% to 25.4%	1.5% to 20.3%	2.5% to 27.1%
Weighted average discount rate	5.3%	5.8%	9.2%
Constant prepayment rate	7.0% to 44.6%	4.6% to 100.0%	0.5% to 40.2%
Weighted average constant prepayment rate	16.3%	15.7%	7.5%
Anticipated net credit losses(2)	NM	0.4% to 87.4%	3.2% to 94.6%
Weighted average anticipated net credit losses	NM	50.7%	55.5%
Weighted average life	0.7 to 19.5 years	0.3 to 18.5 years	1.2 to 18.8 years

	December 31, 2015
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 27.0%	1.6% to 67.6%	2.0% to 24.9%
Weighted average discount rate	4.9%	7.6%	8.4%
Constant prepayment rate	5.7% to 27.8%	4.2% to 100.0%	0.5% to 20.8%
Weighted average constant prepayment rate	12.3%	14.0%	7.5%
Anticipated net credit losses(2)	NM	0.2% to 89.1%	3.8% to 92.0%
Weighted average anticipated net credit losses	NM	48.9%	54.4%
Weighted average life	1.3 to 21.0 years	0.3 to 18.1 years	0.9 to 19.0 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	March 31, 2016
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$3,186	$100	$297
Discount rates
Adverse change of 10%	$(62)	$(9)	$(15)
Adverse change of 20%	(121)	(19)	(28)
Constant prepayment rate
Adverse change of 10%	(113)	(1)	(6)
Adverse change of 20%	(217)	(2)	(12)
Anticipated net credit losses
Adverse change of 10%	NM	(8)	(6)
Adverse change of 20%	NM	(16)	(11)

	December 31, 2015
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$3,546	$179	$533
Discount rates
Adverse change of 10%	$(79)	$(8)	$(25)
Adverse change of 20%	(155)	(15)	(49)
Constant prepayment rate
Adverse change of 10%	(111)	(3)	(9)
Adverse change of 20%	(213)	(6)	(18)
Anticipated net credit losses
Adverse change of 10%	NM	(6)	(7)
Adverse change of 20%	NM	(11)	(14)

Note: There were no subordinated interests in mortgage securitizations in Citi Holdings as of March 31, 2016 and December 31, 2015.

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

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
These transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $1.5 billion and $1.7 billion at March 31, 2016 and 2015, respectively. Of these amounts, approximately $1.5 billion and $1.6 billion, respectively, were specific to Citicorp, with the remainder to Citi Holdings as of March 31, 2016 and 2015. The MSRs correspond to principal loan balances of $192 billion and $216 billion as of March 31, 2016 and 2015, respectively. The following table summarizes the changes in capitalized MSRs:

In millions of dollars	2016	2015
Balance, beginning of year	$1,781	$1,845
Originations	33	43
Changes in fair value of MSRs due to changes in inputs and assumptions	(225)	(71)
Other changes(1)	(79)	(100)
Sale of MSRs(2)	14	(32)
Balance, as of March 31	$1,524	$1,685

(1)	Represents changes due to customer payments and passage of time.

(2)	Current period’s amount is related to a sale of credit challenged MSRs for which Citi paid the new servicer.

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

In millions of dollars	2016	2015
Servicing fees	$128	$140
Late fees	4	4
Ancillary fees	5	7
Total MSR fees	$137	$151

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer any non-agency (private-label) securities to re-securitization entities during the quarter ended March 31, 2016. During the quarter ended March 31, 2015, Citi transferred non-agency (private-label) securities with an original par value of $454 million to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of March 31, 2016, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $243 million (all related to re-securitization transactions executed prior to 2016), which has been recorded in Trading account assets. Of this amount, substantially all was related to subordinated beneficial interests. As of December 31, 2015, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $428 million (including $132 million related to re-securitization transactions executed in 2015). Of this amount, approximately $18 million was related to senior beneficial interests, and approximately $410 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of March 31, 2016 and December 31, 2015 was approximately $2.6 billion and $3.7 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the quarters ended March 31, 2016 and 2015, Citi transferred agency securities with a fair value of approximately $7.3 billion and $4.3 billion, respectively, to re-securitization entities.

As of March 31, 2016, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $3.0 billion (including $651 million related to re-securitization transactions executed in 2016) compared to $1.8 billion as of December 31, 2015 (including $1.5 billion related to re-securitization transactions executed in 2015), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of March 31, 2016 and December 31, 2015 was approximately $68.2 billion and $65.0 billion, respectively.
As of March 31, 2016 and December 31, 2015, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the

Company’s internal risk ratings. At March 31, 2016 and December 31, 2015, the conduits had approximately $21.4 billion and $21.3 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $13.1 billion and $11.6 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At March 31, 2016 and December 31, 2015, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 65 and 56 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.9 billion as of March 31, 2016 and December 31, 2015. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, the Company invests in commercial paper, including commercial paper issued by the Company's conduits. At March 31, 2016 and December 31, 2015, the Company owned $11.6 billion and $11.4 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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

Key Assumptions and Retained Interests
The key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	Mar. 31, 2016	Dec. 31, 2015
Discount rate	1.1% to 41.9%	1.4% to 49.6%

In millions of dollars	Mar. 31, 2016	Dec. 31, 2015
Carrying value of retained interests	$907	$918
Discount rates
Adverse change of 10%	$(5)	$(5)
Adverse change of 20%	(10)	(10)

Asset-Based Financing
The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings. The Company generally does not have the power to direct the activities that most significantly impact these VIEs’ economic performance, thus, it does not consolidate them.
The primary types of Citigroup’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and the Company’s maximum exposure to loss are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	March 31, 2016
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$14,633	$4,071
Corporate loans	1,529	2,284
Hedge funds and equities	377	56
Airplanes, ships and other assets	38,917	17,655
Total	$55,456	$24,066

	December 31, 2015
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$17,459	$6,528
Corporate loans	1,274	1,871
Hedge funds and equities	385	55
Airplanes, ships and other assets	38,380	17,137
Total	$57,498	$25,591

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
With respect to both customer and non-customer TOB trusts, the Company may provide remarketing agent services. If Floaters are optionally tendered and the Company, in its role as remarketing agent, is unable to find a new investor to purchase the optionally tendered Floaters within a specified period of time, the Company may, but is not obligated to, purchase the tendered Floaters into its own inventory. The level of the Company’s inventory of such Floaters fluctuates. At March 31, 2016 and December 31, 2015, the Company held $119 million and $2 million, respectively, of Floaters related to customer and non-customer TOB trusts.
For certain customer TOB trusts, the Company may also serve as a voluntary advance provider. In this capacity, the Company may, but is not obligated to, make loan advances to customer TOB trusts to purchase optionally tendered Floaters that have not otherwise been successfully remarketed to new investors. Such loans are secured by pledged Floaters. As of March 31, 2016, the Company had no outstanding voluntary advances to customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At March 31, 2016 and December 31, 2015, approximately $82 million of the municipal bonds owned by non-customer TOB trusts are subject to a credit guarantee provided by the Company.
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
At March 31, 2016 and December 31, 2015, liquidity agreements provided with respect to customer TOB trusts totaled $3.0 billion and $3.1 billion, respectively, of which $2.2 billion and $2.2 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
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
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $7.6 billion and $8.1 billion as of March 31, 2016 and December 31, 2015, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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
The proceeds from new securitizations related to the Company’s client intermediation transactions for the quarters ended March 31, 2016 and 2015 totaled approximately $0.6 billion and $0.2 billion, respectively.

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
Prior to January 1, 2016, the Company determined that a majority of the investment entities managed by Citigroup were provided a deferral from the requirements of ASC 810, because they met the criteria in ASU No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. As part of the amended guidance under ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective January 1, 2016, these entities were evaluated and the Company determined that these entities continue to meet the definition of a VIE because the limited partners in the fund do not have the ability to remove the Company as investment manager. The Company is considered the primary beneficiary and consolidates those VIE entities where it has both the power to direct the activities and a potentially significant variable interest.

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

•
Hedging: Citigroup uses derivatives in connection with its risk management activities to hedge certain risks or reposition the risk profile of the Company. For example, Citigroup issues fixed-rate long-term debt and then enters into a receive-fixed, pay-variable-rate interest rate swap with the same tenor and notional amount to convert the interest payments to a net variable-rate basis. This strategy is the most common form of an interest rate hedge, as it minimizes net interest cost in certain yield curve environments. Derivatives are also used to manage risks inherent in specific groups of on-balance sheet assets and liabilities, including AFS securities, commodities and borrowings, as well as other interest-sensitive assets and liabilities. In addition, foreign-exchange contracts are used to hedge non-U.S.-dollar-denominated debt, foreign-currency-denominated AFS securities and net investment exposures.

Derivatives may expose Citigroup to market, credit or liquidity risks in excess of the amounts recorded on the Consolidated Balance Sheet. Market risk on a derivative product is the exposure created by potential fluctuations in interest rates, market prices, foreign-exchange rates and other factors and is a function of the type of product, the volume of transactions, the tenor and terms of the agreement and the underlying volatility. Credit risk is the exposure to loss in the event of nonperformance by the other party to satisfy a derivative liability where the value of any collateral held by Citi is not adequate to cover such losses. The recognition in earnings of unrealized gains on these transactions is subject to management’s assessment of the probability of counterparty default. Liquidity risk is the potential exposure that arises when the size of a derivative position may not be able to be monetized in a reasonable period of time and at a reasonable cost in periods of high volatility and financial stress.
Derivative transactions are customarily documented under industry standard master netting agreements that provide that, following an uncured payment default or other event of default, the non-defaulting party may promptly terminate all transactions between the parties and determine the net amount due to be paid to, or by, the defaulting party. Events of default include: (i) failure to make a payment on a derivatives transaction that remains uncured following applicable notice and grace periods, (ii) breach of agreement that remains uncured after applicable notice and grace periods, (iii) breach of a representation, (iv) cross default, either to third-party debt or to other derivative transactions entered into between the parties, or, in some cases, their affiliates, (v) the occurrence of a merger or consolidation which results in a party’s becoming a materially weaker credit, and (vi) the cessation or repudiation of any applicable guarantee or other credit support document. Obligations under master netting agreements are often secured by collateral posted under an industry standard credit support annex to the master netting agreement. An event of default may also occur under a credit support annex if a party fails to make a collateral delivery that remains uncured following applicable notice and grace periods.
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

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Interest rate contracts
Swaps	$176,364	$166,576	$24,947,131	$22,208,794	$36,223	$28,969
Futures and forwards	—	—	6,680,954	6,868,340	29,459	38,421
Written options	—	—	3,292,207	3,033,617	2,642	2,606
Purchased options	—	—	3,119,380	2,887,605	3,660	4,575
Total interest rate contract notionals	$176,364	$166,576	$38,039,672	$34,998,356	$71,984	$74,571
Foreign exchange contracts
Swaps	$22,922	$23,007	$5,069,925	$4,765,687	$21,944	$23,960
Futures, forwards and spot	74,594	72,124	3,475,559	2,563,649	3,858	3,034
Written options	—	448	1,465,953	1,125,664	—	—
Purchased options	260	819	1,500,304	1,131,816	—	—
Total foreign exchange contract notionals	$97,776	$96,398	$11,511,741	$9,586,816	$25,802	$26,994
Equity contracts
Swaps	$—	$—	$179,249	$180,963	$—	$—
Futures and forwards	—	—	37,778	33,735	—	—
Written options	—	—	193,117	298,876	—	—
Purchased options	—	—	156,571	265,062	—	—
Total equity contract notionals	$—	$—	$566,715	$778,636	$—	$—
Commodity and other contracts
Swaps	$—	$—	$64,768	$70,561	$—	$—
Futures and forwards	773	789	115,817	106,474	—	—
Written options	—	—	72,600	72,648	—	—
Purchased options	—	—	67,377	66,051	—	—
Total commodity and other contract notionals	$773	$789	$320,562	$315,734	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$1,006,498	$950,922	$—	$—
Protection purchased	—	—	1,049,078	981,586	26,319	23,628
Total credit derivatives	$—	$—	$2,055,576	$1,932,508	$26,319	$23,628
Total derivative notionals	$274,913	$263,763	$52,494,266	$47,612,050	$124,105	$125,193

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $2,229 million and $2,102 million at March 31, 2016 and December 31, 2015, respectively.

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

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amounts permitted under ASC 210-20-45 and ASC 815-10-45, as of March 31, 2016 and December 31, 2015. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral. The tables also include amounts that are not permitted to be offset under ASC 210-20-45 and ASC 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at March 31, 2016	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$859	$131	$2,514	$29
Cleared	6,552	1,780	—	154
Interest rate contracts	$7,411	$1,911	$2,514	$183
Over-the-counter	$1,534	$1,475	$78	$735
Foreign exchange contracts	$1,534	$1,475	$78	$735
Total derivative instruments designated as ASC 815 hedges	$8,945	$3,386	$2,592	$918
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$354,499	$332,557	$219	$—
Cleared	180,934	185,598	642	606
Exchange traded	84	84	—	—
Interest rate contracts	$535,517	$518,239	$861	$606
Over-the-counter	$156,611	$161,132	$—	$63
Cleared	465	389	—	—
Exchange traded	30	9	—	—
Foreign exchange contracts	$157,106	$161,530	$—	$63
Over-the-counter	$15,606	$20,648	$—	$—
Cleared	19	11	—	—
Exchange traded	8,555	8,739	—	—
Equity contracts	$24,180	$29,398	$—	$—
Over-the-counter	$14,819	$16,738	$—	$—
Exchange traded	1,214	1,923	—	—
Commodity and other contracts	$16,033	$18,661	$—	$—
Over-the-counter	$28,356	$28,705	$587	$253
Cleared	4,167	3,825	150	320
Credit derivatives(4)	$32,523	$32,530	$737	$573
Total derivatives instruments not designated as ASC 815 hedges	$765,359	$760,358	$1,598	$1,242
Total derivatives	$774,304	$763,744	$4,190	$2,160
Cash collateral paid/received(5)(6)	$6,424	$13,891	$11	$40
Less: Netting agreements(7)	(663,872)	(663,872)	—	—
Less: Netting cash collateral received/paid(8)	(53,812)	(50,994)	(2,102)	(44)
Net receivables/payables included on the consolidated balance sheet(9)	$63,044	$62,769	$2,099	$2,156
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,182)	$(8)	$—	$—
Less: Non-cash collateral received/paid	(11,787)	(6,353)	(364)	—
Total net receivables/payables(9)	$50,075	$56,408	$1,735	$2,156

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $16,094 million related to protection purchased and $16,429 million related to protection sold as of March 31, 2016. The credit derivatives trading liabilities comprise $16,907 million related to protection purchased and $15,623 million related to protection sold as of March 31, 2016.

(5)
For the trading account assets/liabilities, reflects the net amount of the $57,418 million and $67,703 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $50,994 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $53,812 million was used to offset trading derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative assets, reflects the net amount of $55 million of gross cash collateral paid, of which $44 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $2,142 million of gross cash collateral received, of which $2,102 million is netted against OTC non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $470 billion, $185 billion and $9 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(9)	The net receivables/payables include approximately $9 billion of derivative asset and $9 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2015	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$262	$105	$2,328	$106
Cleared	4,607	1,471	5	—
Interest rate contracts	$4,869	$1,576	$2,333	$106
Over-the-counter	$2,688	$364	$95	$677
Foreign exchange contracts	$2,688	$364	$95	$677
Total derivative instruments designated as ASC 815 hedges	$7,557	$1,940	$2,428	$783
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$289,124	$267,761	$182	$12
Cleared	120,848	126,532	244	216
Exchange traded	53	35	—	—
Interest rate contracts	$410,025	$394,328	$426	$228
Over-the-counter	$126,474	$133,361	$—	$66
Cleared	134	152	—	—
Exchange traded	21	36	—	—
Foreign exchange contracts	$126,629	$133,549	$—	$66
Over-the-counter	$14,560	$20,107	$—	$—
Cleared	28	3	—	—
Exchange traded	7,297	6,406	—	—
Equity contracts	$21,885	$26,516	$—	$—
Over-the-counter	$16,794	$18,641	$—	$—
Exchange traded	1,216	1,912	—	—
Commodity and other contracts	$18,010	$20,553	$—	$—
Over-the-counter	$31,072	$30,608	$711	$245
Cleared	3,803	3,560	131	318
Credit derivatives(4)	$34,875	$34,168	$842	$563
Total derivatives instruments not designated as ASC 815 hedges	$611,424	$609,114	$1,268	$857
Total derivatives	$618,981	$611,054	$3,696	$1,640
Cash collateral paid/received(5)(6)	$4,911	$13,628	$8	$37
Less: Netting agreements(7)	(524,481)	(524,481)	—	—
Less: Netting cash collateral received/paid(8)	(43,227)	(42,609)	(1,949)	(53)
Net receivables/payables included on the Consolidated Balance Sheet(9)	$56,184	$57,592	$1,755	$1,624
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(779)	$(2)	$—	$—
Less: Non-cash collateral received/paid	(9,855)	(5,131)	(270)	—
Total net receivables/payables(9)	$45,550	$52,459	$1,485	$1,624

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(5)
For the trading account assets/liabilities, reflects the net amount of the $47,520 million and $56,855 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $42,609 million was used to offset derivative liabilities and, of the gross cash collateral received, $43,227 million was used to offset derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative assets, reflects the net amount of $61 million of the gross cash collateral received, of which $53 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,986 million of gross cash collateral received, of which $1,949 million is netted against non-trading derivative positions within Other assets.

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

(9)	The net receivables/payables include approximately $10 billion of derivative asset and $10 billion of liability fair values not subject to enforceable master netting agreements, respectively.

For the three months ended March 31, 2016 and 2015, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended March 31,
In millions of dollars	2016	2015
Interest rate contracts	$15	$15
Foreign exchange	4	(15)
Credit derivatives	(213)	10
Total Citigroup	$(194)	$10

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
If certain hedging criteria specified in ASC 815 are met, including documentation requirements and assessing hedge effectiveness, hedge accounting may be applied. The hedge effectiveness assessment methodologies for similar hedges are performed in a similar manner and are used consistently throughout the hedging relationships. For fair value hedges, changes in the value of the hedging derivative, as well as changes in the value of the related hedged item due to the risk being hedged, are reflected in current earnings. For cash flow hedges and net investment hedges, changes in the value of the hedging derivative are reflected in Accumulated other comprehensive income (loss) in Citigroup’s stockholders’ equity to the extent the hedge is highly effective. Hedge ineffectiveness, in either case, is reflected in current earnings.
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
Another alternative is to elect to account for the debt at fair value under the fair value option. Once the irrevocable election is made upon issuance of the debt, the full change in fair value of the debt is reported in earnings. The changes in fair value of the related interest rate swap are also reflected in earnings, which provides a natural offset to the debt’s fair value change. To the extent the two offsets are not exactly equal because the full change in the fair value of the debt includes risks not offset by the interest rate swap, the difference is captured in current earnings.
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
Hedging of Foreign Exchange Risk
Citigroup hedges the change in fair value attributable to foreign-exchange rate movements in available-for-sale securities that are denominated in currencies other than the functional currency of the entity holding the securities, which may be within or outside the U.S. The hedging instrument employed is generally a forward foreign-exchange contract. In this hedge, the change in fair value of the hedged available-for-sale security attributable to the portion of foreign exchange risk hedged is reported in earnings, and not AOCI—which serves to offset the change in fair value of the forward contract that is also reflected in earnings. Citigroup considers the premium associated with forward contracts (i.e., the differential between spot and contractual forward rates) as the cost of hedging; this is excluded from the assessment of hedge effectiveness and reflected directly in earnings. The dollar-offset method is used to assess hedge effectiveness. Since that assessment is based on changes in fair value attributable to changes in spot rates on both the available-for-sale securities and the forward contracts for the portion of the relationship hedged, the amount of hedge ineffectiveness is not significant.

Hedging of Commodity Price Risk
Citigroup hedges the change in fair value attributable to price movements in physical commodities inventory. The hedging instrument employed is a futures contract to sell the underlying commodity. In this hedge, the change in value of the hedged inventory is reflected in earnings, which serves to offset the change in fair value of the futures contract that is also reflected in earnings. Citigroup excludes the differential between spot and the contractual forward rates under the futures contract from the assessment of hedge effectiveness. Since the assessment is based on changes in fair value attributable to change in spot prices on both the physical commodity and the futures contract, the amount of hedge ineffectiveness is not significant.

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended March 31,
In millions of dollars	2016	2015
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$2,115	$641
Foreign exchange contracts	(1,361)	1,388
Commodity contracts	349	116
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$1,103	$2,145
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(2,090)	$(608)
Foreign exchange hedges	1,307	(1,421)
Commodity hedges	(344)	(104)
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(1,127)	$(2,133)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$27	$33
Foreign exchange hedges	(75)	(38)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$(48)	$(5)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(2)	$—
Foreign exchange contracts(2)	21	5
Commodity hedges(2)	5	12
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$24	$17

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

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
The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three months ended March 31, 2016, and 2015 is not significant. The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended March 31,
In millions of dollars	2016	2015
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$415	$220
Foreign exchange contracts	24	(150)
Total effective portion of cash flow hedges included in AOCI	$439	$70
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(16)	$(46)
Foreign exchange contracts	(26)	(40)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(42)	$(86)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, the changes in the fair value of the hedging derivative remaining in AOCI on the Consolidated Balance Sheet will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of March 31, 2016 is approximately $0.3 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
The after-tax impact of cash flow hedges on AOCI is shown in Note 18 to the Consolidated Financial Statements.

Net Investment Hedges
Consistent with ASC 830-20, Foreign Currency Matters—Foreign Currency Transactions, ASC 815 allows hedging of the foreign currency risk of a net investment in a foreign operation. Citigroup uses foreign currency forwards, options and foreign-currency-denominated debt instruments to manage the foreign exchange risk associated with Citigroup’s equity investments in several non-U.S.-dollar-functional-currency foreign subsidiaries. Citigroup records the change in the carrying amount of these investments in the Foreign currency translation adjustment account within AOCI. Simultaneously, the effective portion of the hedge of this exposure is also recorded in the Foreign currency translation adjustment account and the ineffective portion, if any, is immediately recorded in earnings.
For derivatives designated as net investment hedges, Citigroup follows the forward-rate method outlined in ASC 815-35-35-16 through 35-26. According to that method, all changes in fair value, including changes related to the forward-rate component of the foreign currency forward contracts and the time value of foreign currency options, are recorded in the Foreign currency translation adjustment account within AOCI.

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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within AOCI, related to the effective portion of the net investment hedges, is $(1,374) million and $1,000 million for the three months ended March 31, 2016 and 2015, respectively.

Credit Derivatives
Citi is a market maker and trades a range of credit derivatives. Through these contracts, Citi either purchases or writes protection on either a single name or a portfolio of reference credits. Citi also uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions, and to facilitate client transactions.
Citi monitors its counterparty credit risk in credit derivative contracts. As of March 31, 2016 and December 31, 2015, approximately 98% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
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

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at March 31, 2016	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$16,687	$14,947	$518,134	$524,815
Broker-dealers	5,261	6,266	158,619	154,137
Non-financial	121	127	4,129	1,995
Insurance and other financial institutions	11,191	11,763	394,515	325,551
Total by industry/counterparty	$33,260	$33,103	$1,075,397	$1,006,498
By instrument
Credit default swaps and options	$32,171	$31,941	$1,048,679	$995,312
Total return swaps and other	1,089	1,162	26,718	11,186
Total by instrument	$33,260	$33,103	$1,075,397	$1,006,498
By rating
Investment grade	$11,220	$11,411	$821,334	$768,464
Non-investment grade	22,040	21,692	254,063	238,034
Total by rating	$33,260	$33,103	$1,075,397	$1,006,498
By maturity
Within 1 year	$3,844	$4,220	$288,191	$274,738
From 1 to 5 years	24,509	24,076	678,565	637,045
After 5 years	4,907	4,807	108,641	94,715
Total by maturity	$33,260	$33,103	$1,075,397	$1,006,498

(1)	The fair value amount receivable is composed of $16,831 million under protection purchased and $16,429 million under protection sold.

(2)	The fair value amount payable is composed of $17,480 million under protection purchased and $15,623 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2015	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$18,377	$16,988	$513,335	$508,459
Broker-dealers	5,895	6,697	155,195	152,604
Non-financial	128	123	3,969	2,087
Insurance and other financial institutions	11,317	10,923	332,715	287,772
Total by industry/counterparty	$35,717	$34,731	$1,005,214	$950,922
By instrument
Credit default swaps and options	$34,849	$34,158	$981,999	$940,650
Total return swaps and other	868	573	23,215	10,272
Total by instrument	$35,717	$34,731	$1,005,214	$950,922
By rating
Investment grade	$12,694	$13,142	$764,040	$720,521
Non-investment grade	23,023	21,589	241,174	230,401
Total by rating	$35,717	$34,731	$1,005,214	$950,922
By maturity
Within 1 year	$3,871	$3,559	$265,632	$254,225
From 1 to 5 years	27,991	27,488	669,834	639,460
After 5 years	3,855	3,684	69,748	57,237
Total by maturity	$35,717	$34,731	$1,005,214	$950,922

(1)	The fair value amount receivable is composed of $18,799 million under protection purchased and $16,918 million under protection sold.

(2)	The fair value amount payable is composed of $17,531 million under protection purchased and $17,200 million under protection sold.

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

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at both March 31, 2016 and December 31, 2015 was $26 billion and $22 billion, respectively. The Company had posted $22 billion and $19 billion as collateral for this exposure in the normal course of business as of March 31, 2016 and December 31, 2015, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of March 31, 2016, the Company could be required to post an additional $2.0 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $2.1 billion.

Derivatives Accompanied by Financial Asset Transfers
The Company executes total return swaps which provide it with synthetic exposure to substantially all of the economic return of the securities or other financial assets referenced in the contract. In certain cases, the derivative transaction is accompanied by the Company’s transfer of the referenced financial asset to the derivative counterparty, most typically in response to the derivative counterparty’s desire to hedge, in whole or in part, its synthetic exposure under the derivative contract by holding the referenced asset in funded form. In certain jurisdictions these transactions qualify as sales, resulting in derecognition of the securities transferred (see 2015 Annual Report on Form 10-K, Note 1 to the Consolidated Financial Statements for further discussion of the related sale conditions for transfers of financial assets). For a significant portion of the transactions, the Company has also executed another total return swap where the Company passes on substantially all of the economic return of the referenced securities to a different third party seeking the exposure. In those cases, the Company is not exposed, on a net basis, to changes in the economic return of the referenced securities.
These transactions generally involve the transfer of the Company’s liquid government bonds, convertible bonds, or publicly traded corporate equity securities from the trading portfolio and are executed with third-party financial institutions. The accompanying derivatives are typically total return swaps. The derivatives are cash settled and subject to ongoing margin requirements.
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for by the Company as a sale, where the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed in contemplation of the initial sale with the same counterparty and still outstanding as of March 31, 2016, both the asset carrying amounts derecognized and gross cash proceeds received as of the date of derecognition were $1.1 billion. At March 31, 2016, the fair value of these previously derecognized assets was $1.1 billion and the fair value of the total return swaps was $29 million recorded as gross derivative assets and $5 million recorded as gross derivative liabilities. The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

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

Liquidity adjustments are applied to items in Level 2 or Level 3 of the fair-value hierarchy in an effort to ensure that the fair value reflects the price at which the position could be liquidated. The liquidity adjustment is based on the bid/offer spread for an instrument. When Citi has elected to measure certain portfolios of financial investments, such as derivatives, on the basis of the net open risk position, the liquidity adjustment may be adjusted to take into account the size of the position.
Credit valuation adjustments (CVA) and funding valuation adjustments (FVA), are applied to over-the-counter (OTC) derivative instruments in which the base valuation generally discounts expected cash flows using the relevant base interest rate curve for the currency of the derivative (e.g., LIBOR for uncollateralized U.S.-dollar derivatives). As not all counterparties have the same credit risk as that implied by the relevant base curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and Citi’s own credit risk in the valuation. FVA reflects a market funding risk premium inherent in the uncollateralized portion of derivative portfolios, and in collateralized derivatives where the terms of the agreement do not permit the reuse of the collateral received.
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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments at March 31, 2016 and 2015:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	March 31, 2016	December 31, 2015
Counterparty CVA	$(1,889)	$(1,470)
Asset FVA	(664)	(584)
Citigroup (own-credit) CVA	609	471
Liability FVA	135	106
Total CVA—derivative instruments(1)	$(1,809)	$(1,477)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the years indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended March 31,
In millions of dollars	2016	2015
Counterparty CVA	$(108)	$(139)
Asset FVA	(80)	(42)
Own-credit CVA	135	(36)
Liability FVA	29	57
Total CVA—derivative instruments(1)	$(24)	$(160)
DVA related to own FVO liabilities (2)	$307	$87

(1)	FVA is included with CVA for presentation purposes.

(2)
Effective January 1, 2016, Citigroup early adopted on a prospective basis only the provisions of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-01): Recognition and Measurement of Financial Assets and Financial Liabilities, related to the presentation of DVA on fair value option liabilities. Accordingly, beginning in the first quarter 2016, the portion of the change in fair value of these liabilities related to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI; previously these amounts were recognized in Citigroup’s revenues and net income. DVA amounts in AOCI will be recognized in revenue and net income if realized upon the settlement of the related liability.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at March 31, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$172,582	$1,909	$174,491	$(32,711)	$141,780
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	26,987	1,039	28,026	—	28,026
Residential	—	288	1,192	1,480	—	1,480
Commercial	—	1,791	581	2,372	—	2,372
Total trading mortgage-backed securities	$—	$29,066	$2,812	$31,878	$—	$31,878
U.S. Treasury and federal agency securities	$28,196	$3,964	$3	$32,163	$—	$32,163
State and municipal	—	3,433	209	3,642	—	3,642
Foreign government	40,982	21,722	219	62,923	—	62,923
Corporate	357	14,555	477	15,389	—	15,389
Equity securities	42,925	2,428	3,755	49,108	—	49,108
Asset-backed securities	—	753	2,814	3,567	—	3,567
Other trading assets	—	9,459	2,574	12,033	—	12,033
Total trading non-derivative assets	$112,460	$85,380	$12,863	$210,703	$—	$210,703
Trading derivatives
Interest rate contracts	$52	$540,555	$2,321	$542,928
Foreign exchange contracts	49	157,654	937	158,640
Equity contracts	2,837	19,807	1,536	24,180
Commodity contracts	179	14,964	890	16,033
Credit derivatives	—	29,056	3,467	32,523
Total trading derivatives	$3,117	$762,036	$9,151	$774,304
Cash collateral paid(3)				$6,424
Netting agreements					$(663,872)
Netting of cash collateral received					(53,812)
Total trading derivatives	$3,117	$762,036	$9,151	$780,728	$(717,684)	$63,044
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$44,118	$111	$44,229	$—	$44,229
Residential	—	5,553	—	5,553	—	5,553
Commercial	—	381	3	384	—	384
Total investment mortgage-backed securities	$—	$50,052	$114	$50,166	$—	$50,166
U.S. Treasury and federal agency securities	$109,792	$11,199	$3	$120,994	$—	$120,994
State and municipal	—	8,903	2,098	11,001	—	11,001
Foreign government	44,586	54,581	175	99,342	—	99,342
Corporate	4,067	12,476	498	17,041	—	17,041
Equity securities	646	77	126	849	—	849
Asset-backed securities	—	8,086	701	8,787	—	8,787
Other debt securities	—	594	—	594	—	594
Non-marketable equity securities(4)	—	40	1,165	1,205	—	1,205
Total investments	$159,091	$146,008	$4,880	$309,979	$—	$309,979

In millions of dollars at March 31, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(5)	$—	$3,070	$1,723	$4,793	$—	$4,793
Mortgage servicing rights	—	—	1,524	1,524	—	1,524
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,097	$57	$9,154
Cash collateral paid(6)				11
Netting of cash collateral received					$(2,102)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,097	$57	$9,165	$(2,102)	$7,063
Total assets	$274,668	$1,178,173	$32,107	$1,491,383	$(752,497)	$738,886
Total as a percentage of gross assets(7)	18.5%	79.3%	2.2%
Liabilities
Interest-bearing deposits	$—	$1,376	$191	$1,567	$—	$1,567
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	69,058	1,238	70,296	(32,711)	37,585
Trading account liabilities
Securities sold, not yet purchased	$65,618	$7,505	$118	$73,241	$—	$73,241
Other trading liabilities	—	136	—	136	—	136
Total trading liabilities	$65,618	$7,641	$118	$73,377	$—	$73,377
Trading derivatives
Interest rate contracts	$54	$517,020	$3,076	$520,150
Foreign exchange contracts	13	162,350	642	163,005
Equity contracts	2,743	24,243	2,412	29,398
Commodity contracts	242	15,580	2,839	18,661
Credit derivatives	—	28,742	3,788	32,530
Total trading derivatives	$3,052	$747,935	$12,757	$763,744
Cash collateral received(8)				$13,891
Netting agreements					$(663,872)
Netting of cash collateral paid					(50,994)
Total trading derivatives	$3,052	$747,935	$12,757	$777,635	$(714,866)	$62,769
Short-term borrowings	$—	$1,330	$46	$1,376	$—	$1,376
Long-term debt	—	19,425	7,678	27,103	—	27,103
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,147	$14	$2,161
Cash collateral received(9)				40
Netting of cash collateral paid					$(44)
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$2,147	$14	$2,201	$(44)	$2,157
Total liabilities	$68,670	$848,912	$22,042	$953,555	$(747,621)	$205,934
Total as a percentage of gross liabilities(7)	7.3%	90.3%	2.3%

(1)
For the three months ended March 31, 2016, the Company transferred assets of approximately $0.2 billion from Level 1 to Level 2, respectively, primarily related to foreign government securities not traded in active markets. During the three months ended March 31, 2016, the Company transferred assets of approximately $1.3 billion from Level 2 to Level 1, respectively, primarily related to foreign government bonds traded with sufficient frequency to constitute an active market. During the three months ended March 31, 2016, there were no material transfers of liabilities from Level 1 to Level 2 or from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $57,418 million of gross cash collateral paid, of which $50,994 million was used to offset trading derivative liabilities.

(4)
Amounts exclude $0.8 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

(5)	There is no allowance for loan losses recorded for loans reported at fair value.

(6)	Reflects the net amount of $55 million of gross cash collateral paid, of which $44 million was used to offset non-trading derivative liabilities.

(7)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(8)	Reflects the net amount of $67,703 million of gross cash collateral received, of which $53,812 million was used to offset trading derivative assets.

(9)	Reflects the net amount of $2,142 million of gross cash collateral received, of which $2,102 million was used to offset non-trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$177,538	$1,337	$178,875	$(40,911)	$137,964
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	24,023	744	24,767	—	24,767
Residential	—	1,059	1,326	2,385	—	2,385
Commercial	—	2,338	517	2,855	—	2,855
Total trading mortgage-backed securities	$—	$27,420	$2,587	$30,007	$—	$30,007
U.S. Treasury and federal agency securities	$14,208	$3,587	$1	$17,796	$—	$17,796
State and municipal	—	2,345	351	2,696	—	2,696
Foreign government	35,715	20,697	197	56,609	—	56,609
Corporate	302	13,759	376	14,437	—	14,437
Equity securities	50,429	2,382	3,684	56,495	—	56,495
Asset-backed securities	—	1,217	2,739	3,956	—	3,956
Other trading assets	—	9,293	2,483	11,776	—	11,776
Total trading non-derivative assets	$100,654	$80,700	$12,418	$193,772	$—	$193,772
Trading derivatives
Interest rate contracts	$9	$412,802	$2,083	$414,894
Foreign exchange contracts	5	128,189	1,123	129,317
Equity contracts	2,422	17,866	1,597	21,885
Commodity contracts	204	16,706	1,100	18,010
Credit derivatives	—	31,082	3,793	34,875
Total trading derivatives	$2,640	$606,645	$9,696	$618,981
Cash collateral paid(3)				$4,911
Netting agreements					$(524,481)
Netting of cash collateral received					(43,227)
Total trading derivatives	$2,640	$606,645	$9,696	$623,892	$(567,708)	$56,184
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$39,575	$139	$39,714	$—	$39,714
Residential	—	5,982	4	5,986	—	5,986
Commercial	—	569	2	571	—	571
Total investment mortgage-backed securities	$—	$46,126	$145	$46,271	$—	$46,271
U.S. Treasury and federal agency securities	$111,536	$11,375	$4	$122,915	$—	$122,915
State and municipal	—	9,267	2,192	11,459	—	11,459
Foreign government	42,073	49,868	260	92,201	—	92,201
Corporate	3,605	11,595	603	15,803	—	15,803
Equity securities	430	71	124	625	—	625
Asset-backed securities	—	8,578	596	9,174	—	9,174
Other debt securities	—	688	—	688	—	688
Non-marketable equity securities(4)	—	58	1,135	1,193	—	1,193
Total investments	$157,644	$137,626	$5,059	$300,329	$—	$300,329

In millions of dollars at December 31, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(5)	$—	$2,839	$2,166	$5,005	$—	$5,005
Mortgage servicing rights	—	—	1,781	1,781	—	1,781
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$7,882	$180	$8,062
Cash collateral paid(6)				8
Netting of cash collateral received					$(1,949)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$7,882	$180	$8,070	$(1,949)	$6,121
Total assets	$260,938	$1,013,230	$32,637	$1,311,724	$(610,568)	$701,156
Total as a percentage of gross assets(7)	20.0%	77.5%	2.5%
Liabilities
Interest-bearing deposits	$—	$1,156	$434	$1,590	$—	$1,590
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	76,507	1,247	77,754	(40,911)	36,843
Trading account liabilities
Securities sold, not yet purchased	48,452	9,176	199	57,827	—	57,827
Other trading liabilities	—	2,093	—	2,093	—	2,093
Total trading liabilities	$48,452	$11,269	$199	$59,920	$—	$59,920
Trading account derivatives
Interest rate contracts	$5	$393,321	$2,578	$395,904
Foreign exchange contracts	6	133,404	503	133,913
Equity contracts	2,244	21,875	2,397	26,516
Commodity contracts	263	17,329	2,961	20,553
Credit derivatives	—	30,682	3,486	34,168
Total trading derivatives	$2,518	$596,611	$11,925	$611,054
Cash collateral received(8)				$13,628
Netting agreements					$(524,481)
Netting of cash collateral paid					(42,609)
Total trading derivatives	$2,518	$596,611	$11,925	$624,682	$(567,090)	$57,592
Short-term borrowings	$—	$1,198	$9	$1,207	$—	$1,207
Long-term debt	—	18,342	6,951	25,293	—	25,293
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,626	$14	$1,640
Cash collateral received(9)				37
Netting of cash collateral paid					$(53)
Non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,626	$14	$1,677	$(53)	$1,624
Total liabilities	$50,970	$706,709	$20,779	$792,123	$(608,054)	$184,069
Total as a percentage of gross liabilities(7)	6.5%	90.8%	2.7%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2016 and 2015. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,337	$70	$—	$—	$—	$503	$—	$—	$(1)	$1,909	$—
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	744	12	—	335	(220)	356	—	(191)	3	1,039	1
Residential	1,326	49	—	104	(43)	211	—	(455)	—	1,192	—
Commercial	517	9	—	56	(27)	245	—	(219)	—	581	—
Total trading mortgage-backed securities	$2,587	$70	$—	$495	$(290)	$812	$—	$(865)	$3	$2,812	$1
U.S. Treasury and federal agency securities	$1	$—	$—	$2	$—	$—	$—	$—	$—	$3	$—
State and municipal	351	7	—	13	(159)	103	—	(106)	—	209	—
Foreign government	197	(1)	—	2	(4)	41	—	(16)	—	219	—
Corporate	376	12	—	45	(16)	169	—	(109)	—	477	2
Equity securities	3,684	(44)	—	93	(34)	79	—	(23)	—	3,755	—
Asset-backed securities	2,739	128	—	117	(14)	492	—	(648)	—	2,814	—
Other trading assets	2,483	(27)	—	778	(613)	283	11	(331)	(10)	2,574	(5)
Total trading non-derivative assets	$12,418	$145	$—	$1,545	$(1,130)	$1,979	$11	$(2,098)	$(7)	$12,863	$(2)
Trading derivatives, net(4)
Interest rate contracts	$(495)	$(508)	$—	$165	$90	$5	$—	$(3)	$(9)	$(755)	$(9)
Foreign exchange contracts	620	(353)	—	3	30	17	—	(39)	17	295	2
Equity contracts	(800)	32	—	75	(144)	24	—	(59)	(4)	(876)	—
Commodity contracts	(1,861)	(142)	—	(52)	10	—	—	—	96	(1,949)	(1)
Credit derivatives	307	(515)	—	(81)	29	1	—	—	(62)	(321)	(1)
Total trading derivatives, net(4)	$(2,229)	$(1,486)	$—	$110	$15	$47	$—	$(101)	$38	$(3,606)	$(9)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Mar. 31, 2016
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$139	$—	$(31)	$7	$(39)	$39	$—	$(3)	$(1)	$111	$—
Residential	4	—	1	—	—	—	—	(5)	—	—	—
Commercial	2	—	—	3	(2)	—	—	—	—	3	—
Total investment mortgage-backed securities	$145	$—	$(30)	$10	$(41)	$39	$—	$(8)	$(1)	$114	$—
U.S. Treasury and federal agency securities	$4	$—	$—	$—	$—	$—	$—	$(1)	$—	$3	$—
State and municipal	2,192	—	35	261	(409)	151	—	(132)	—	2,098	—
Foreign government	260	—	2	33	—	62	—	(182)	—	175	—
Corporate	603	—	14	5	(37)	1	—	(88)	—	498	—
Equity securities	124	—	—	2	—	—	—	—	—	126	—
Asset-backed securities	596	—	(26)	—	(1)	132	—	—	—	701	—
Other debt securities	—	—	—	—	—	—	—	—	—	—	—
Non-marketable equity securities	1,135	—	(2)	38	—	12	—	—	(18)	1,165	—
Total investments	$5,059	$—	$(7)	$349	$(488)	$397	$—	$(411)	$(19)	$4,880	$—
Loans	$2,166	$—	$(77)	$89	$(538)	$359	$161	$(378)	$(59)	$1,723	$7
Mortgage servicing rights	1,781	—	(225)	—	—	—	33	14	(79)	1,524	57
Other financial assets measured on a recurring basis	180	—	17	3	(3)	—	63	(120)	(83)	57	(317)
Liabilities
Interest-bearing deposits	$434	$—	$(4)	$4	$(209)	$—	$4	$—	$(46)	$191	$—
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,247	(25)	—	—	—	—	—	16	(50)	1,238	—
Trading account liabilities
Securities sold, not yet purchased	199	25	—	59	(25)	—	—	36	(126)	118	(2)
Short-term borrowings	9	(3)	—	5	(4)	—	34	—	(1)	46	(4)
Long-term debt	6,951	46	—	509	(1,087)	—	1,440	—	(89)	7,678	—
Other financial liabilities measured on a recurring basis	14	—	(8)	—	(4)	(4)	1	—	(1)	14	(5)

(1)
Changes in fair value for available-for-sale investments are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income. Effective January 1, 2016, changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of Accumulated other comprehensive income (AOCI).

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2016.

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

(1)
Changes in fair value of available-for-sale investments are recorded in AOCI, unless related to other-than-temporary impairment, while gains and losses from sales are recorded in Realized gains (losses) from sales of investments on the Consolidated Statement of Income.

(2)	Unrealized gains (losses) on MSRs are recorded in Other revenue on the Consolidated Statement of Income.

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at March 31, 2015.

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.

Level 3 Fair Value Rollforward
The following were the significant Level 3 transfers for the period December 31, 2015 to March 31, 2016:

•
Transfers of Long-term debt of $0.5 billion from Level 2 to Level 3, and of $1.1 billion from Level 3 to Level 2, mainly related to structured debt, reflecting certain unobservable inputs becoming less significant and certain underlying market inputs being more observable.

There were no significant Level 3 transfers for the period from December 31, 2014 to March 31, 2015.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements
The Company’s Level 3 inventory consists of both cash instruments and derivatives of varying complexity. The valuation methodologies used to measure the fair value of these positions include discounted cash flow analysis, internal models and comparative analysis. A position is classified within Level 3 of the fair value hierarchy when at least one input is unobservable and is considered significant to its valuation. The specific reason an input is deemed unobservable varies. For example, at least one significant input to the pricing model is not observable in the market, at least one significant input has been adjusted to make it more representative of the position being valued, or the price quote available does not reflect sufficient trading activities.

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

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of March 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,909	Model-based	IR log-normal volatility	29.02%	137.02%	37.90%
Interest rate	(0.36)%	5.23%	3.11%
Mortgage-backed securities	$1,550	Price-based	Price	$4.50	$118.31	$77.20
1,318	Yield analysis	Yield	0.91%	11.91%	3.35%
State and municipal, foreign government, corporate and other debt securities	$4,279	Price-based	Price	$—	$139.29	$83.52
1,062	Cash flow	Credit spread	20 bps	600 bps	224 bps
Equity securities(5)	$3,539	Model-based	WAL	1.25 years	29 years	1.76 years
Redemption rate	60.67%	60.67%	60.67%
Asset-backed securities	$3,276	Price-based	Price	$6.00	$101.00	$62.80
Non-marketable equity	$656	Comparables analysis	Discount to price	—%	90.00%	22.07%
468	Price-based	EBITDA multiples	6.70	x	10.70	x	8.68	x
Price-to-book ratio	0.10	x	2.25	x	1.07	x
Price	$—	$127.57	$58.26
Derivatives—gross(6)
Interest rate contracts (gross)	$5,187	Model-based	IR log-normal volatility	29.02%	137.02%	53.89%
Mean reversion	(5.60)%	20.00%	0.13%
Foreign exchange contracts (gross)	$1,294	Model-based	Foreign exchange (FX) volatility	4.08%	31.85%	13.21%
239	Cash flow	Interest rate	6.96%	7.50%	7.50%
Forward price	9.90%	138.09%	59.90%
IR-IR correlation	(51.00)%	72.49%	35.14%
Credit spread	9 bps	515 bps	238 bps
Equity contracts (gross)(7)	$3,930	Model-based	Equity volatility	4.83%	60.23%	25.99%
Equity forward	64.59%	116.77%	91.62%
Commodity contracts (gross)	$3,729	Model-based	Forward price	35.44%	274.18%	128.34%
Credit derivatives (gross)	$6,361	Model-based	Recovery rate	5.00%	75.00%	30.06%
890	Price-based	Credit correlation	5.00%	95.00%	47.32%
Upfront points	6.89%	100.00%	65.11%
Price	$0.09	$101.72	$76.34
Credit spread	4 bps	1,470 bps	221 bps

As of March 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$72	Model-based	Redemption rate	5.05%	99.50%	73.25%
			Recovery rate	40.00%	40.00%	40.00%
			Credit spread	11 bps	194 bps	101 bps
			Interest rate	3.26%	3.28%	3.27%
Loans	$930	Model-based	Price	$—	$108.53	$30.81
	$669	Price-based	Yield	1.50%	4.50%	2.46%
Mortgage servicing rights	$1,433	Cash flow	Yield	—%	23.74%	6.95%
			WAL	3.15 years	7.56 years	4.94 years
Liabilities
Interest-bearing deposits	$191	Model-based	Forward price	35.44%	274.18%	129.66%
			Commodity correlation	(43.68)%	92.17%	31.00%
			Commodity volatility	2.00%	61.00%	17.40%
			Equity-IR correlation	26.00%	41.00%	35.73%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,238	Model-based	Interest rate	1.01%	1.42%	1.35%
Trading account liabilities
Securities sold, not yet purchased	$104	Price-based	Price	$—	$100.63	$52.44
Short-term borrowings and long-term debt	$7,780	Model-based	Equity volatility	4.83%	51.52%	23.68%
			Equity forward	64.59%	116.77%	93.61%
			Equity-equity correlation	(5.00)%	97.00%	60.61%
			Equity-FX correlation	(88.00)%	58.00%	(19.12)%
			Mean Reversion	(5.60)%	20.00%	9.82%
			Forward price	35.44%	274.18%	126.75%

As of December 31, 2015	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,337	Model-based	IR log-normal volatility	29.02%		137.02%		37.90%
			Interest rate	—%		2.03%		0.27%
Mortgage-backed securities	$1,287	Price-based	Price	$3.45		$109.21		$78.25
	1,377	Yield analysis	Yield	0.50%		14.07%		4.83%
State and municipal, foreign government, corporate and other debt securities	$3,761	Price-based	Price	$—		$217.00		$79.41
	1,719	Cash flow	Credit spread	20 bps		600 bps		251 bps
Equity securities(5)	$3,499	Model-based	WAL	1.5 years		1.5 years		1.5 years
			Redemption rate	41.21%		41.21%		41.21%
Asset-backed securities	$3,075	Price-based	Price	$5.55		$100.21		$71.57
Non-marketable equity	$633	Comparables analysis	EBITDA multiples	6.80	x	10.80	x	9.05	x
	473	Price-based	Discount to price	—%		90.00%		10.89%
			Price-to-book ratio	0.19	x	1.09	x	0.60	x
			Price	$—		$132.78		$46.66
Derivatives—gross(6)
Interest rate contracts (gross)	$4,553	Model-based	IR log-normal volatility	17.41%		137.02%		37.60%
			Mean reversion	(5.52)%		20.00%		0.71%

As of December 31, 2015	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Foreign exchange contracts (gross)	$1,326	Model-based	Foreign exchange (FX) volatility	0.38%	25.73%	11.63%
	275	Cash flow	Interest rate	7.50%	7.50%	7.50%
			Forward price	1.48%	138.09%	56.80%
			Credit spread	3 bps	515 bps	235 bps
			IR-IR correlation	(51.00)%	77.94%	32.91%
			IR-FX correlation	(20.30)%	60.00%	48.85%
Equity contracts (gross)(7)	$3,976	Model-based	Equity volatility	11.87%	49.57%	27.33%
			Equity-FX correlation	(88.17)%	65.00%	(21.09)%
			Equity forward	82.72%	100.53%	95.20%
			Equity-equity correlation	(80.54)%	100.00%	49.54%
Commodity contracts (gross)	$4,061	Model-based	Forward price	35.09%	299.32%	112.98%
			Commodity volatility	5.00%	83.00%	24.00%
			Commodity correlation	(57.00)%	91.00%	30.00%
Credit derivatives (gross)	$5,849	Model-based	Recovery rate	1.00%	75.00%	32.49%
	1,424	Price-based	Credit correlation	5.00%	90.00%	43.48%
			Price	$0.33	$101.00	$61.52
			Credit spread	1 bps	967 bps	133 bps
			Upfront points	7.00%	99.92%	66.75%
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$194	Model-based	Recovery rate	7.00%	40.00%	10.72%
			Redemption rate	27.00%	99.50%	74.80%
			Interest rate	5.26%	5.28%	5.27%
Loans	$750	Price-based	Yield	1.50%	4.50%	2.52%
	892	Model-based	Price	$—	$106.98	$40.69
	524	Cash flow	Credit spread	29 bps	500 bps	105 bps
Mortgage servicing rights	$1,690	Cash flow	Yield	—%	23.32%	6.83%
			WAL	3.38 years	7.48 years	5.5 years
Liabilities
Interest-bearing deposits	$434	Model-based	Equity-IR correlation	23.00%	39.00%	34.51%
			Forward price	35.09%	299.32%	112.72%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,245	Model-based	Interest rate	1.27%	2.02%	1.92%
Trading account liabilities
Securities sold, not yet purchased	$152	Price-based	Price	$—	$217.00	$87.78
Short-term borrowings and long-term debt	$7,004	Model-based	Mean reversion	(5.52)%	20.00%	7.80%
			Equity volatility	9.55%	42.56%	22.26%
			Equity forward	82.72%	100.80%	94.48%
			Equity-equity correlation	(80.54)%	100.00%	49.16%
			Forward price	35.09%	299.32%	106.32%
			Equity-FX correlation	(88.20)%	56.85%	(31.76)%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price and fund NAV inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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

Price
Price is a significant unobservable input for certain fixed income instruments. For these instruments, the price input is expressed as a percentage of the notional amount, with a price of $100 meaning that the instrument is valued at par. For most of these instruments, the price varies between zero to $100, or slightly above $100. Relatively illiquid assets that have experienced significant losses since issuance, such as certain asset-backed securities, are at the lower end of the range, whereas most investment grade corporate bonds will fall in the middle to the higher end of the range. For certain structured debt instruments with embedded derivatives, the price input may be above $100 to reflect the embedded features of the instrument (for example, a step-up coupon or a conversion option).
The price input is also a significant unobservable input for certain equity securities; however, the range of price inputs varies depending on the nature of the position, the number of shares outstanding and other factors.

Mean Reversion
A number of financial instruments require an estimate of the rate at which the interest rate reverts to its long-term average. Changes in this estimate can significantly affect the fair value of these instruments. However, sometimes there is insufficient external market data to calibrate this parameter, especially when pricing more complex instruments. The level of mean reversion affects the correlation between short- and long-term interest rates. The fair values of more complex instruments, such as Bermudan swaptions (options with multiple exercise dates) and constant maturity spread options or structured debts with these embedded features, are more sensitive to the changes in this correlation as compared to less complex instruments, such as caps and floors.

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
The following table presents the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded during the three months ended:

In millions of dollars	Fair value	Level 2	Level 3
March 31, 2016
Loans held-for-sale	$8,799	$5,935	$2,864
Other real estate owned	103	16	87
Loans(1)	987	275	712
Other Assets(2)	3,087	3,087	—
Total assets at fair value on a nonrecurring basis	$12,976	$9,313	$3,663

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2015
Loans held-for-sale	$10,326	$6,752	$3,574
Other real estate owned	107	15	92
Loans(1)	1,173	836	337
Other Assets	—	—	—
Total assets at fair value on a nonrecurring basis	$11,606	$7,603	$4,003

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate secured loans.

(2)	Represents the carrying value of an equity investment which was impaired during the first quarter of 2016.

The fair value of loans held-for-sale is determined where possible using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. Fair value for the other real estate owned is based on appraisals. For loans whose carrying amount is based on the fair value of the underlying collateral, the fair values depend on the type of collateral. Fair value of the collateral is typically estimated based on quoted market prices if available, appraisals or other internal valuation techniques.
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

As of March 31, 2016	Fair value(1) (in millions)	Methodology	Input	Low(5)	High	Weighted average(2)
Loans held-for-sale	$2,735	Price-based	Price	$—	$100.00	$77.32
			Credit spread	90 bps	436 bps	356 bps
Other real estate owned	$85	Price-based	Discount to price(4)	0.34%	13.00%	2.93%
			Appraised value	$—	$8,894,122	$4,437,154
Loans(3)	$151	Price-based	Discount to price(4)	13.00%	35.00%	8.04%
	55	Cash flow	Price	$2.25	$58.00	$24.00

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair values of the instruments.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

(5)	Some inputs are shown as zero due to rounding.

As of December 31, 2015	Fair value(1) (in millions)	Methodology	Input	Low(5)	High	Weighted average(2)
Loans held-for-sale	$3,486	Price-based	Price	$—	$100.00	$81.05
Other real estate owned	$90	Price-based	Discount to price(4)	0.34%	13.00%	2.86%
	2		Appraised value	$—	$8,518,230	$3,813,045
Loans(3)	$157	Recovery analysis	Recovery rate	11.79%	60.00%	23.49%
	87	Price-based	Discount to price(4)	13.00%	34.00%	7.99%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair values of the instruments.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

(5)	Some inputs are shown as zero due to rounding.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

Three Months Ended March 31,
In millions of dollars	2016
Loans held-for-sale	$3
Other real estate owned	(2)
Loans(1)	(63)
Other Assets(2)	(262)
Total nonrecurring fair value gains (losses)	$(324)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate loans.

(2)	Represents an impairment charge related to the carrying value of an equity investment. See Note 13 to the Consolidated Financial Statements.

Three Months Ended March 31,
In millions of dollars	2015
Loans held-for-sale	$(6)
Other real estate owned	(6)
Loans(1)	(87)
Other Assets	—
Total nonrecurring fair value gains (losses)	$(99)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate loans.

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

	March 31, 2016		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$42.4	$43.6	$3.5	$37.9	$2.2
Federal funds sold and securities borrowed or purchased under agreements to resell	83.3	83.3	—	79.0	4.3
Loans(1)(2)	599.3	603.4	—	6.4	597.0
Other financial assets(2)(3)	217.2	217.2	6.9	151.4	58.9
Liabilities
Deposits	$933.0	$925.0	$—	$774.2	$150.8
Federal funds purchased and securities loaned or sold under agreements to repurchase	119.6	119.6	—	119.3	0.3
Long-term debt(4)	180.7	182.7	—	155.4	27.3
Other financial liabilities(5)	103.3	103.3	—	18.1	85.2

	December 31, 2015		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$41.7	$42.7	$3.5	$36.4	$2.8
Federal funds sold and securities borrowed or purchased under agreements to resell	81.7	81.7	—	77.4	4.3
Loans(1)(2)	597.5	599.4	—	6.0	593.4
Other financial assets(2)(3)	186.5	186.5	6.9	126.2	53.4
Liabilities
Deposits	$906.3	$896.7	$—	$749.4	$147.3
Federal funds purchased and securities loaned or sold under agreements to repurchase	109.7	109.7	—	109.4	0.3
Long-term debt(4)	176.0	180.8	—	153.8	27.0
Other financial liabilities(5)	97.6	97.6	—	18.0	79.6

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.7 billion for March 31, 2016 and $12.6 billion for December 31, 2015. In addition, the carrying values exclude $2.0 billion and $2.4 billion of lease finance receivables at March 31, 2016 and December 31, 2015, respectively.

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

Fair values vary from period-to-period based on changes in a wide range of factors, including interest rates, credit quality and market perceptions of value, as existing assets and liabilities run off and new transactions are executed. The estimated fair values of loans reflect changes in credit status since the loans were made, changes in interest rates in the case of fixed-rate loans, and premium values at origination of certain loans.
The estimated fair values of the Company’s corporate unfunded lending commitments at March 31, 2016 and December 31, 2015 were liabilities of $6.5 billion and $7.0 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

23.   FAIR VALUE ELECTIONS
The Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings, other than DVA (see below). The election is made upon the initial recognition of an eligible financial asset, financial liability or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once made. The changes in fair value are recorded in current earnings, other than DVA, which from

January 1, 2016 is reported in AOCI. Additional discussion regarding the applicable areas in which fair value elections were made is presented in Note 22 to the Consolidated Financial Statements.
All servicing rights are recognized initially at fair value. The Company has elected fair value accounting for its mortgage servicing rights. See Note 20 to the Consolidated Financial Statements for further discussions regarding the accounting and reporting of MSRs.

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value gains (losses) for the
	Three Months Ended March 31,
In millions of dollars	2016	2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell selected portfolios of securities purchased under agreements to resell and securities borrowed	$28	$2
Trading account assets	258	91
Investments	1	45
Loans
Certain corporate loans(1)	24	(49)
Certain consumer loans(1)	(1)	2
Total loans	$23	$(47)
Other assets
MSRs	(225)	(71)
Certain mortgage loans held for sale(2)	80	102
Other assets	370	—
Total other assets	$225	$31
Total assets	$535	$122
Liabilities
Interest-bearing deposits	$(50)	$10
Federal funds purchased and securities loaned or sold under agreements to repurchase selected portfolios of securities sold under agreements to repurchase and securities loaned	(6)	2
Trading account liabilities	94	29
Short-term borrowings	80	(1)
Long-term debt	(423)	189
Total liabilities	$(305)	$229

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810, Consolidation (SFAS 167), on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

Own Debt Valuation Adjustments (DVA)
Own debt valuation adjustments are recognized on Citi’s liabilities for which the fair value option has been elected by reference to Citi’s credit spreads observed in the bond market. Among other variables, the fair value of liabilities for which the fair value option has been elected (other than non-recourse and similar liabilities) is impacted by the narrowing or widening of the Company’s credit spreads.
The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were gains of $307 million and $87 million for the three months ended March 31, 2016 and 2015, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above. Effective January 1, 2016, changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI; previously these amounts were recognized in Citigroup’s Revenues and Net income along with all other changes in fair value. See Note 1 to the Consolidated Financial Statements for additional information.

The Fair Value Option for Financial Assets and Financial Liabilities

Selected Portfolios of Securities Purchased Under Agreements to Resell, Securities Borrowed, Securities Sold Under Agreements to Repurchase, Securities Loaned and Certain Non-Collateralized Short-Term Borrowings
The Company elected the fair value option for certain portfolios of fixed-income securities purchased under agreements to resell and fixed-income securities sold under agreements to repurchase, securities borrowed, securities loaned, and certain non-collateralized short-term borrowings held primarily by broker-dealer entities in the United States, United Kingdom and Japan. In each case, the election was made because the related interest-rate risk is managed on a portfolio basis, primarily with offsetting derivative instruments that are accounted for at fair value through earnings.
Changes in fair value for transactions in these portfolios are recorded in Principal transactions. The related interest revenue and interest expense are measured based on the contractual rates specified in the transactions and are reported as interest revenue and expense in the Consolidated Statement of Income.

Certain Loans and Other Credit Products
Citigroup has also elected the fair value option for certain other originated and purchased loans, including certain unfunded loan products, such as guarantees and letters of credit, executed by Citigroup’s lending and trading businesses. None of these credit products are highly leveraged financing commitments. Significant groups of transactions include loans and unfunded loan products that are expected to be either sold or securitized in the near term, or transactions where the economic risks are hedged with derivative instruments, such as purchased credit default swaps or total return swaps where the Company pays the total return on the underlying loans to a third party. Citigroup has elected the fair value option to mitigate accounting mismatches in cases where hedge accounting is complex and to achieve operational simplifications. Fair value was not elected for most lending transactions across the Company.
The following table provides information about certain credit products carried at fair value:

	March 31, 2016		December 31, 2015
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,712	$4,793	$9,314	$5,005
Aggregate unpaid principal balance in excess of fair value	851	169	980	280
Balance of non-accrual loans or loans more than 90 days past due	3	2	5	2
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	10	1	13	1
In addition to the amounts reported above, $1,930 million and $2,113 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of March 31, 2016 and December 31, 2015, respectively.
Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the three months ended March 31, 2016 and 2015 due to instrument-specific credit risk totaled to a gain of $13 million and loss of $1 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.6 billion and $0.6 billion at March 31, 2016 and December 31, 2015, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of March 31, 2016, there were approximately $10.2 billion and $9.0 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

Certain Mortgage Loans Held for Sale (HFS)
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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	March 31, 2016	December 31, 2015
Carrying amount reported on the Consolidated Balance Sheet	$889	$745
Aggregate fair value in excess of unpaid principal balance	36	20
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the three months ended March 31, 2016 and 2015 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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
The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	March 31, 2016	December 31, 2015
Interest rate linked	$10.3	$9.6
Foreign exchange linked	0.3	0.3
Equity linked	11.4	9.9
Commodity linked	1.3	1.4
Credit linked	1.6	1.6
Total	$24.9	$22.8
Prior to 2016, the total change in the fair value of these structured liabilities was reported in Principal transactions in the Company’s Consolidated Statement of Income. Beginning in the first quarter of 2016, the portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI while all other changes in fair value will continue to be reported in Principal transactions. Changes in the fair value of these structured liabilities include accrued interest, which is also included in the change in fair value reported in Principal transactions.

Certain Non-Structured Liabilities
The Company has elected the fair value option for certain non-structured liabilities with fixed and floating interest rates. The Company has elected the fair value option where the interest-rate risk of such liabilities may be economically hedged with derivative contracts or the proceeds are used to purchase financial assets that will also be accounted for at fair value through earnings. The elections have been made to mitigate accounting mismatches and to achieve operational simplifications. These positions are reported in Short-term borrowings and Long-term debt on the Company’s Consolidated Balance Sheet. Prior to 2016, the total change in the fair value of these non-structured liabilities was reported in Principal transactions in the Company’s Consolidated Statement of Income. Beginning in the first quarter of 2016, the portion of the changes in fair value attributable to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI while all other changes in fair value will continue to be reported in Principal transactions.
Interest expense on non-structured liabilities is measured based on the contractual interest rates and reported as Interest expense in the Consolidated Statement of Income.

The following table provides information about long-term debt carried at fair value:

In millions of dollars	March 31, 2016	December 31, 2015
Carrying amount reported on the Consolidated Balance Sheet	$27,103	$25,293
Aggregate unpaid principal balance in excess of fair value	556	1,569
The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	March 31, 2016	December 31, 2015
Carrying amount reported on the Consolidated Balance Sheet	$1,375	$1,207
Aggregate unpaid principal balance in excess of fair value	199	130

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
The following tables present information about Citi’s guarantees at March 31, 2016 and December 31, 2015:

	Maximum potential amount of future payments
In billions of dollars at March 31, 2016 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$27.6	$66.3	$93.9	$167
Performance guarantees	7.7	3.9	11.6	23
Derivative instruments considered to be guarantees	3.9	74.8	78.7	1,594
Loans sold with recourse	—	0.2	0.2	15
Securities lending indemnifications(1)	88.0	—	88.0	—
Credit card merchant processing(1)	76.7	—	76.7	—
Custody indemnifications and other	—	48.2	48.2	56
Total	$203.9	$193.4	$397.3	$1,855

	Maximum potential amount of future payments
In billions of dollars at December 31, 2015 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$23.8	$73.0	$96.8	$153
Performance guarantees	7.4	4.1	11.5	24
Derivative instruments considered to be guarantees	3.6	74.9	78.5	1,779
Loans sold with recourse	—	0.2	0.2	17
Securities lending indemnifications(1)	79.0	—	79.0	—
Credit card merchant processing(1)	84.2	—	84.2	—
Custody indemnifications and other	—	51.7	51.7	56
Total	$198.0	$203.9	$401.9	$2,029

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $148 million and $152 million at March 31, 2016 and December 31, 2015, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At March 31, 2016 and December 31, 2015, this maximum potential exposure was estimated to be $77 billion and $84 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At March 31, 2016 and December 31, 2015, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At March 31, 2016 and December 31, 2015, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of March 31, 2016 or December 31, 2015 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $7.0 billion at March 31, 2016, compared to $6.3 billion at December 31, 2015) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of March 31, 2016 and December 31, 2015 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

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
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables

(payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as a clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner was approximately $4.9 billion and $4.3 billion as of March 31, 2016 and December 31, 2015, respectively.
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

Carrying Value—Guarantees and Indemnifications
At March 31, 2016 and December 31, 2015, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.9 billion and $2.0 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $55 billion and $52 billion at March 31, 2016 and December 31, 2015, respectively. Securities and other marketable assets held as collateral amounted to $39 billion and $33 billion at March 31, 2016 and December 31, 2015, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.0 billion and $4.2 billion at March 31, 2016 and December 31, 2015, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of March 31, 2016 and December 31, 2015. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at March 31, 2016	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$68.7	$15.1	$10.1	$93.9
Performance guarantees	6.5	4.3	0.8	11.6
Derivative instruments deemed to be guarantees	—	—	78.7	78.7
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	88.0	88.0
Credit card merchant processing	—	—	76.7	76.7
Custody indemnifications and other	48.1	0.1	—	48.2
Total	$123.3	$19.5	$254.5	$397.3

	Maximum potential amount of future payments
In billions of dollars at December 31, 2015	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$69.2	$15.4	$12.2	$96.8
Performance guarantees	6.6	4.1	0.8	11.5
Derivative instruments deemed to be guarantees	—	—	78.5	78.5
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	79.0	79.0
Credit card merchant processing	—	—	84.2	84.2
Custody indemnifications and other	51.6	0.1	—	51.7
Total	$127.4	$19.6	$254.9	$401.9

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of March 31, 2016 and December 31, 2015:

In millions of dollars	U.S.	Outside of U.S.	March 31, 2016	December 31, 2015
Commercial and similar letters of credit	$1,114	$3,833	$4,947	$6,102
One- to four-family residential mortgages	1,790	1,842	3,632	3,196
Revolving open-end loans secured by one- to four-family residential properties	12,600	2,152	14,752	14,726
Commercial real estate, construction and land development	7,813	1,253	9,066	10,522
Credit card lines	482,008	93,413	575,421	573,057
Commercial and other consumer loan commitments	178,710	89,547	268,257	271,076
Other commitments and contingencies	4,901	4,358	9,259	9,982
Total	$688,936	$196,398	$885,334	$888,661
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

25.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup's 2015 Annual Report on Form 10-K. For purposes of this Note, Citigroup, its affiliates and subsidiaries, and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. As of March 31, 2016, Citigroup estimates that the reasonably possible unaccrued loss for these matters ranges up to approximately $3.0 billion in the aggregate.
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
For further information on ASC 450 and Citigroup's accounting and disclosure framework for contingencies, including for litigation and regulatory matters disclosed herein, see Note 28 to the Consolidated Financial Statements of Citigroup’s 2015 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters
Mortgage-Related Litigation and Other Matters
Mortgage-Backed Securities and CDO Investor Actions: On April 6, 2016, the court in TENNESSEE CONSOLIDATED RETIREMENT SYSTEM v. J.P. MORGAN SECURITIES LLC, ET AL. denied defendants’ motion to dismiss plaintiff’s amended complaint.  Additional information concerning this action is publicly available in court filings under the docket number 13-1729-II (Tenn. Ch. Ct.) (McCoy, Ch.).
Derivative Actions and Related Proceedings: On April 18, 2016, a derivative action captioned IRA FOR THE BENEFIT OF VICTORIA SHAEV v. CORBAT, ET AL. was filed in New York state court on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s present and former directors and officers, seeking damages arising out of defendants’ alleged mismanagement with respect to residential MBS. Additional information concerning this action is publicly available in court filings under the docket number 652066/2016 (N.Y. Sup. Ct.).
Tribune Company Bankruptcy
On March 29, 2016, the United States Court of Appeals for the Second Circuit affirmed the dismissal of state-law constructive fraudulent conveyance claims asserted by Tribune noteholders against various defendants, including certain Citigroup affiliates.  Additional information concerning these actions is publicly available in court filings under the docket numbers 13-3992, 13-3875, 13-4178, and 13-4196 (2d Cir.).

Foreign Exchange Matters
Antitrust and Other Litigation: On January 22, 2016, plaintiffs in NYPL v. JPMORGAN CHASE & CO., ET AL. filed a second amended class action complaint naming Citibank and Citicorp as defendants, in addition to Citigroup and numerous other foreign exchange dealers. The defendants moved to stay or consolidate the case with the consolidated proceeding captioned IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION. Additional information concerning this action is publicly available in court filings under the docket numbers 13 Civ. 7789 (S.D.N.Y.) (Schofield, J.) and 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On April 6, 2016, the plaintiff in ALLEN v. BANK OF AMERICA CORPORATION, ET AL. filed a second amended class action complaint against numerous foreign exchange dealers, including Citigroup and Citibank. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 4285 (S.D.N.Y.) (Schofield, J.).
On December 22, 2015, plaintiffs in NEGRETE v. CITIBANK, N.A. opposed Citibank’s motion to dismiss and filed a cross-motion for partial summary judgment on one of their breach of contract claims. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 7250 (S.D.N.Y.) (Sweet, J.).
Derivative Actions and Related Proceedings: On March 30, 2016, a derivative action captioned OKLAHOMA FIREFIGHTERS PENSION & RETIREMENT SYSTEM, ET AL. v. CORBAT, ET AL. was filed in the Delaware Chancery Court on behalf of Citigroup (as nominal defendant) against certain of Citigroup’s present and former directors and officers.  Plaintiffs assert claims for breach of fiduciary duty and waste of corporate assets in connection with defendants’ alleged failure to exercise appropriate oversight and management of Bank Secrecy Act and anti-money laundering laws and regulations and related consent decrees concerning Citigroup subsidiaries, Banco Nacional de Mexico, or Banamex, and Banamex USA (BUSA), as well as defendants’ alleged failures to implement adequate internal controls and exercise adequate oversight with respect to Citigroup subsidiaries’ participation in foreign exchange markets and credit card practices.  Additional information concerning this action is publicly available in court filings under the docket number C.A. No. 12151-VCG (Del. Ch.) (Glasscock, Ch.).

ISDAFIX-Related Litigation and Other Matters
Antitrust and Other Litigations: On March 28, 2016, the court denied defendants’ motion to dismiss the antitrust, breach of contract and unjust enrichment claims in plaintiffs’ amended consolidated complaint, while granting the motion as to plaintiffs’ claims of breach of the implied covenant of good faith and fair dealing and tortious interference with contract. Additional information concerning this action is publicly available in court filings under the consolidated lead docket number 14 Civ. 7126 (S.D.N.Y.) (Furman, J.).
Money Laundering Inquiries
Derivative Actions and Related Proceedings: As described above in Foreign Exchange Matters, on March 30, 2016, a derivative action captioned OKLAHOMA FIREFIGHTERS PENSION & RETIREMENT SYSTEM, ET AL. v. CORBAT, ET AL. was filed in the Delaware Chancery Court (the Delaware Action).  Due to the similarity of issues, plaintiffs in a separate derivative action captioned FIREMAN’S RETIREMENT SYSTEM OF ST. LOUIS, ET AL. v. CORBAT, ET AL. voluntarily dismissed the action in favor of proceeding together with plaintiffs in the Delaware Action. Plaintiffs’ derivative claims were dismissed without prejudice, except their claim for violation of Section 14(a) of the Securities Exchange Act of 1934, which was dismissed with prejudice. Additional information concerning these actions is publicly available in court filings under the docket numbers C.A. No. 12151-VCG (Del. Ch.) (Glasscock, Ch.) and 15 Civ. 7501 (S.D.N.Y.) (Furman, J.).

Oceanografia Fraud and Related Matters
Other Litigation: On February 26, 2016, a complaint was filed against Citigroup in the United States District Court for the Southern District of Florida alleging that it conspired with Oceanografía, S.A. de C.V. (OSA) and others with respect to receivable financings and other financing arrangements related to OSA in a manner that injured bondholders and other creditors of OSA.  The complaint asserts claims on behalf of 39 plaintiffs that are characterized in the complaint variously as trade creditors of, investors in, or lenders to OSA.  Plaintiffs collectively claim to have lost $1.1 billion as a result of OSA’s bankruptcy.  The complaint asserts claims under the federal civil Racketeer Influenced and Corrupt Organizations Act and seeks treble damages and other relief pursuant to that statute.  The complaint also asserts claims for fraud and breach of fiduciary duty.  Additional information concerning this action is publicly available in court filings under the docket number 16-20725 (S.D. Fla.) (Gayles, J.).

Settlement Payments
Payments required in settlement agreements described above have been made or are covered by existing litigation accruals.

26.   CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Citigroup amended its Registration Statement on Form S-3 on file with the SEC (File No. 33-192302) to add its wholly owned subsidiary, Citigroup Global Markets Holdings Inc. (CGMHI), as a co-registrant. Any securities issued by CGMHI under the Form S-3 will be fully and unconditionally guaranteed by Citigroup.
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015, Condensed Consolidating Balance Sheet as of March 31, 2016 and December 31, 2015 and Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2016 and 2015 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three months ended March 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,800	$—	$—	$(2,800)	$—
Interest revenue	2	1,146	13,019	—	14,167
Interest revenue—intercompany	872	136	(1,008)	—	—
Interest expense	1,070	364	1,506	—	2,940
Interest expense—intercompany	41	429	(470)	—	—
Net interest revenue	$(237)	$489	$10,975	$—	$11,227
Commissions and fees	$—	$960	$1,503	$—	$2,463
Commissions and fees—intercompany	(2)	(6)	8	—	—
Principal transactions	(209)	(137)	2,186	—	1,840
Principal transactions—intercompany	258	748	(1,006)	—	—
Other income	(3,094)	76	5,043	—	2,025
Other income—intercompany	3,260	(140)	(3,120)	—	—
Total non-interest revenues	$213	$1,501	$4,614	$—	$6,328
Total revenues, net of interest expense	$2,776	$1,990	$15,589	$(2,800)	$17,555
Provisions for credit losses and for benefits and claims	$—	$—	$2,045	$—	$2,045
Operating expenses
Compensation and benefits	$8	$1,289	$4,259	$—	$5,556
Compensation and benefits—intercompany	3	—	(3)	—	—
Other operating	267	386	4,314	—	4,967
Other operating—intercompany	1	307	(308)	—	—
Total operating expenses	$279	$1,982	$8,262	$—	$10,523
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$2,497	$8	$5,282	$(2,800)	$4,987
Provision (benefit) for income taxes	(60)	37	1,502	—	1,479
Equity in undistributed income of subsidiaries	944	—	—	(944)	—
Income (loss) from continuing operations	$3,501	$(29)	$3,780	$(3,744)	$3,508
Loss from discontinued operations, net of taxes	—	—	(2)	—	(2)
Net income (loss) before attribution of noncontrolling interests	$3,501	$(29)	$3,778	$(3,744)	$3,506
Net income attributable to noncontrolling interests	—	2	3	—	5
Net income (loss) after attribution of noncontrolling interests	$3,501	$(31)	$3,775	$(3,744)	$3,501
Comprehensive income
Other comprehensive income (loss)	$2,733	$47	$3,039	$(3,086)	$2,733
Comprehensive income	$6,234	$16	$6,814	$(6,830)	$6,234

Condensed Consolidating Statements of Income and Comprehensive Income

	Three months ended March 31, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$1,100	$—	$—	$(1,100)	$—
Interest revenue	3	1,007	13,590	—	14,600
Interest revenue—intercompany	672	53	(725)	—	—
Interest expense	1,155	228	1,645	—	3,028
Interest expense—intercompany	(176)	297	(121)	—	—
Net interest revenue	$(304)	$535	$11,341	$—	$11,572
Commissions and fees	$—	$1,345	$1,825	$—	$3,170
Commissions and fees—intercompany	—	59	(59)	—	—
Principal transactions	(333)	1,316	988	—	1,971
Principal transactions—intercompany	(329)	(259)	588	—	—
Other income	2,015	98	910	—	3,023
Other income—intercompany	(1,420)	493	927	—	—
Total non-interest revenues	$(67)	$3,052	$5,179	$—	$8,164
Total revenues, net of interest expense	$729	$3,587	$16,520	$(1,100)	$19,736
Provisions for credit losses and for benefits and claims	$—	$—	$1,915	$—	$1,915
Operating expenses
Compensation and benefits	$35	$1,268	$4,217	$—	$5,520
Compensation and benefits—intercompany	7	—	(7)	—	—
Other operating	149	457	4,758	—	5,364
Other operating—intercompany	57	405	(462)	—	—
Total operating expenses	$248	$2,130	$8,506	$—	$10,884
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$481	$1,457	$6,099	$(1,100)	$6,937
Provision (benefit) for income taxes	(629)	524	2,225	—	2,120
Equity in undistributed income of subsidiaries	3,660	—	—	(3,660)	—
Income (loss) from continuing operations	$4,770	$933	$3,874	$(4,760)	$4,817
Loss from discontinued operations, net of taxes	—	—	(5)	—	(5)
Net income (loss) before attribution of noncontrolling interests	$4,770	$933	$3,869	$(4,760)	$4,812
Net income attributable to noncontrolling interests	—	(2)	44	—	42
Net income (loss) after attribution of noncontrolling interests	$4,770	$935	$3,825	$(4,760)	$4,770
Comprehensive income
Other comprehensive income (loss)	$(1,475)	$(38)	$(1,586)	$1,624	$(1,475)
Comprehensive income	$3,295	$897	$2,239	$(3,136)	$3,295

Condensed Consolidating Balance Sheet

	March 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$197	$22,043	$—	$22,240
Cash and due from banks—intercompany	363	1,871	(2,234)	—	—
Federal funds sold and resale agreements	—	186,860	38,233	—	225,093
Federal funds sold and resale agreements—intercompany	—	7,479	(7,479)	—	—
Trading account assets	(4)	139,392	134,359	—	273,747
Trading account assets—intercompany	759	1,432	(2,191)	—	—
Investments	458	355	352,439	—	353,252
Loans, net of unearned income	—	1,063	617,761	—	618,824
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	(4)	(12,708)	—	(12,712)
Total loans, net	$—	$1,059	$605,053	$—	$606,112
Advances to subsidiaries	$113,515	$—	$(113,515)	$—	$—
Investments in subsidiaries	227,612	—	—	(227,612)	—
Other assets (1)	26,474	40,830	253,219	—	320,523
Other assets—intercompany	62,966	44,693	(107,659)	—	—
Total assets	$432,143	$424,168	$1,172,268	$(227,612)	$1,800,967
Liabilities and equity
Deposits	$—	$—	$934,591	$—	$934,591
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	133,899	23,309	—	157,208
Federal funds purchased and securities loaned or sold—intercompany	185	22,679	(22,864)	—	—
Trading account liabilities	—	79,313	56,833	—	136,146
Trading account liabilities—intercompany	587	1,290	(1,877)	—	—
Short-term borrowings	45	530	20,318	—	20,893
Short-term borrowings—intercompany	—	38,627	(38,627)	—	—
Long-term debt	148,892	4,025	54,918	—	207,835
Long-term debt—intercompany	—	48,642	(48,642)	—	—
Advances from subsidiaries	42,379	—	(42,379)	—	—
Other liabilities	3,957	54,921	56,655	—	115,533
Other liabilities—intercompany	8,576	11,223	(19,799)	—	—
Stockholders’ equity	227,522	29,019	199,832	(227,612)	228,761
Total liabilities and equity	$432,143	$424,168	$1,172,268	$(227,612)	$1,800,967

(1)	Other assets for Citigroup parent company at March 31, 2016 included $22.8 billion of placements to Citibank and its branches, of which $16.8 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$592	$20,308	$—	$20,900
Cash and due from banks—intercompany	124	1,403	(1,527)	—	—
Federal funds sold and resale agreements	—	178,178	41,497	—	219,675
Federal funds sold and resale agreements—intercompany	—	15,035	(15,035)	—	—
Trading account assets	(8)	124,731	125,233	—	249,956
Trading account assets—intercompany	1,032	1,765	(2,797)	—	—
Investments	484	402	342,069	—	342,955
Loans, net of unearned income	—	1,068	616,549	—	617,617
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	(3)	(12,623)	—	(12,626)
Total loans, net	$—	$1,065	$603,926	$—	$604,991
Advances to subsidiaries	$104,405	$—	$(104,405)	$—	$—
Investments in subsidiaries	221,362	—	—	(221,362)	—
Other assets(1)	25,819	36,860	230,054	—	292,733
Other assets—intercompany	58,207	30,737	(88,944)	—	—
Total assets	$411,425	$390,768	$1,150,379	$(221,362)	$1,731,210
Liabilities and equity
Deposits	$—	$—	$907,887	$—	$907,887
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	122,459	24,037	—	146,496
Federal funds purchased and securities loaned or sold—intercompany	185	22,042	(22,227)	—	—
Trading account liabilities	—	62,386	55,126	—	117,512
Trading account liabilities—intercompany	1,036	2,045	(3,081)	—	—
Short-term borrowings	146	188	20,745	—	21,079
Short-term borrowings—intercompany	—	34,916	(34,916)	—	—
Long-term debt	141,914	2,530	56,831	—	201,275
Long-term debt—intercompany	—	51,171	(51,171)	—	—
Advances from subsidiaries	36,453	—	(36,453)	—	—
Other liabilities	3,560	55,482	54,827	—	113,869
Other liabilities—intercompany	6,274	10,967	(17,241)	—	—
Stockholders’ equity	221,857	26,582	196,015	(221,362)	223,092
Total liabilities and equity	$411,425	$390,768	$1,150,379	$(221,362)	$1,731,210

(1)	Other assets for Citigroup parent company at December 31, 2015 included 21.8 billion of placements to Citibank and its branches, of which 13.9 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,194	$(2,833)	$(2,217)	$—	$144
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(59,715)	$—	$(59,715)
Proceeds from sales of investments	—	—	39,268	—	39,268
Proceeds from maturities of investments	26	—	16,518	—	16,544
Change in deposits with banks	—	(7,380)	(16,472)	—	(23,852)
Change in loans	—	—	(5,057)	—	(5,057)
Proceeds from sales and securitizations of loans	—	—	1,247	—	1,247
Proceeds from significant disposals	—	—	265	—	265
Change in federal funds sold and resales	—	(1,127)	(4,291)	—	(5,418)
Changes in investments and advances—intercompany	(12,271)	(6,052)	18,323	—	—
Other investing activities	—	—	(472)	—	(472)
Net cash used in investing activities of continuing operations	$(12,245)	$(14,559)	$(10,386)	$—	$(37,190)
Cash flows from financing activities of continuing operations
Dividends paid	$(359)	$—	$—	$—	$(359)
Issuance of preferred stock	1,004	—	—	—	1,004
Treasury stock acquired	(1,312)	—	—	—	(1,312)
Proceeds (repayments) from issuance of long-term debt, net	2,448	1,527	(2,034)	—	1,941
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(2,692)	2,692	—	—
Change in deposits	—	—	26,704	—	26,704
Change in federal funds purchased and repos	—	12,077	(1,365)	—	10,712
Change in short-term borrowings	(109)	342	(419)	—	(186)
Net change in short-term borrowings and other advances—intercompany	5,926	3,711	(9,637)	—	—
Capital contributions from parent	—	2,500	(2,500)	—	—
Other financing activities	(308)	—	—	—	(308)
Net cash provided by financing activities of continuing operations	$7,290	$17,465	$13,441	$—	$38,196
Effect of exchange rate changes on cash and due from banks	$—	$—	$190	$—	$190
Change in cash and due from banks	$239	$73	$1,028	$—	$1,340
Cash and due from banks at beginning of period	124	1,995	18,781	—	20,900
Cash and due from banks at end of period	$363	$2,068	$19,809	$—	$22,240
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$(231)	$20	$899	$—	$688
Cash paid during the year for interest	1,036	637	1,021	—	2,694
Non-cash investing activities
Decrease in goodwill associated with significant disposals reclassified to HFS	$—	$—	$(30)	$—	$(30)
Transfers to loans HFS from loans	—	—	3,200	—	3,200
Transfers to OREO and other repossessed assets	—	—	56	—	56

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$(1,688)	$(2,682)	$6,463	$—	$2,093
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(76,463)	$—	$(76,463)
Proceeds from sales of investments	—	—	56,928	—	56,928
Proceeds from maturities of investments	31	—	19,866	—	19,897
Change in deposits with banks	—	(1,453)	(4,354)	—	(5,807)
Change in loans	—	—	6,831	—	6,831
Proceeds from sales and securitizations of loans	—	—	3,259	—	3,259
Change in federal funds sold and resales	—	3,929	(374)	—	3,555
Changes in investments and advances—intercompany	(7,034)	(12,268)	19,302	—	—
Other investing activities	2	(20)	(587)	—	(605)
Net cash provided by (used in) investing activities of continuing operations	$(7,001)	$(9,812)	$24,408	$—	$7,595
Cash flows from financing activities of continuing operations
Dividends paid	$(159)	$—	$—	$—	$(159)
Issuance of preferred stock	1,494	—	—	—	1,494
Treasury stock acquired	(297)	—	—	—	(297)
Proceeds (repayments) from issuance of long-term debt, net	1,515	(255)	(5,049)	—	(3,789)
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	13,014	(13,014)	—	—
Change in deposits	—	—	315	—	315
Change in federal funds purchased and repos	—	2,322	(389)	—	1,933
Change in short-term borrowings	(400)	795	(19,325)	—	(18,930)
Net change in short-term borrowings and other advances—intercompany	6,966	(2,545)	(4,421)	—	—
Other financing activities	(419)	—	—	—	(419)
Net cash provided by (used in) financing activities of continuing operations	$8,700	$13,331	$(41,883)	$—	$(19,852)
Effect of exchange rate changes on cash and due from banks	$—	$—	$(64)	$—	$(64)
Change in cash and due from banks	$11	$837	$(11,076)	$—	$(10,228)
Cash and due from banks at beginning of period	125	1,751	30,232	—	32,108
Cash and due from banks at end of period	$136	$2,588	$19,156	$—	$21,880
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the year for income taxes	$4	$44	$1,052	$—	$1,100
Cash paid during the year for interest	1,206	210	1,492	—	2,908
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$—	$—	$(8,735)	$—	$(8,735)
Decrease in investments associated with significant disposals reclassified to HFS	—	—	(1,499)	—	(1,499)
Decrease in goodwill and intangible assets associated with significant disposals reclassified to HFS	—	—	(184)	—	(184)
Transfers to loans HFS from loans	—	—	14,600	—	14,600
Transfers to OREO and other repossessed assets	—	—	88	—	88
Non-cash financing activities
Decrease in long-term debt due to deconsolidation of VIEs	$—	$—	$(4,673)	$—	$(4,673)

UNREGISTERED SALES OF EQUITY, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
January 2016
Open market repurchases(1)	15.7	$44.18	$1,939
Employee transactions(2)	—	—	N/A
February 2016
Open market repurchases(1)	9.8	38.69	1,558
Employee transactions(2)	0.8	37.56	N/A
March 2016
Open market repurchases(1)	5.6	42.11	1,322
Employee transactions(2)	—	—	N/A
Amounts as of March 31, 2016	31.9	$41.97	$1,322

(1)
Represents repurchases under the $7.8 billion 2015 common stock repurchase program (2015 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on March 11, 2015, which was part of the planned capital actions included by Citi in its 2015 Comprehensive Capital Analysis and Review (CCAR). The 2015 Repurchase Program extends through the second quarter of 2016. Shares repurchased under the 2015 Repurchase Program are added to treasury stock.

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted stock programs where shares are withheld to satisfy tax requirements.

N/A Not applicable

Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. See “Risk Factors—Regulatory Risks” in Citi’s 2015 Annual Report on Form 10-K. For information on the ability of Citigroup’s subsidiary depository institutions and non-bank subsidiaries to pay dividends, see Note 19 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K. Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations to its outstanding preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2016.

CITIGROUP INC.
(Registrant)

By    /s/ John C. Gerspach
John C. Gerspach
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Jeffrey R. Walsh
Jeffrey R. Walsh
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01+	Restated Certificate of Incorporation of the Company, as amended, as in effect on the date hereof.

10.01+*	Employment Agreement between the Company and Stephen Bird, dated January 1, 2009 and amended June 17, 2015.

10.02+*	Form of Citigroup Inc. Performance Share Unit Award Agreement.

10.03*	Citigroup 2014 Stock Incentive Plan (as amended and restated effective April 26, 2016), incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2016 (File No. 001-09924).

10.04*
The Amended and Restated 2011 Citigroup Executive Performance Plan (as amended and restated as of January 1, 2016), incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2016 (File No. 001-09924).

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

101.01+
Financial statements from the Annual Report on Form 10-Q of the Company for the quarter ended March 31, 2016, filed May 2, 2016, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

* Denotes a management contract or compensatory plan or arrangement.
+ Filed herewith.