Form 10-Q
period 2016-06-30
CITIGROUP INC
filed 2016-08-01
CIK 831001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of Citigroup Inc. common stock outstanding on June 30, 2016: 2,905,374,038

Available on the web at www.citigroup.com

CITIGROUP’S SECOND QUARTER 2016—FORM 10-Q

OVERVIEW

This Quarterly Report on Form 10-Q should be read in conjunction with Citigroup’s Annual Report on Form 10-K for the year ended December 31, 2015, including the historical audited consolidated financial statements of Citigroup reflecting certain realignments and reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on June 17, 2016 (2015 Annual Report on Form 10-K), and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (First Quarter of 2016 Form 10-Q). Additional information about Citigroup is available on Citi’s website at www.citigroup.com. Citigroup’s recent annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, as well as other filings with the SEC, are available free of charge through Citi’s website by clicking on the “Investors” page and selecting “All SEC Filings.” The SEC’s website also contains current reports, information statements, and other information regarding Citi at www.sec.gov.
Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation. For additional information on certain recent reclassifications, see Note 3 to the Consolidated Financial Statements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Second Quarter of 2016—Solid Performance in Continued Challenging Environment
Citi reported solid operating results in the second quarter of 2016 despite a continued challenging environment characterized by market volatility, macroeconomic uncertainties and a low interest rate environment. The referendum in the United Kingdom on June 23, 2016 further added to the uncertainty during the quarter, although capital markets activity increased in the days preceding and following the referendum vote, contributing to year-over-year revenue growth in Citi’s market sensitive businesses, primarily its markets businesses in the Institutional Clients Group (ICG).
As described further throughout this Executive Summary, despite the market environment, Citi showed continued progress in several areas. In North America Global Consumer Banking (GCB), Citi’s ongoing investments in Citi-branded cards drove growth in average loans and purchase sales. North America GCB also completed the acquisition of the Costco portfolio and renewed and extended several of its partnership programs, including with American Airlines and The Home Depot. International GCB generated positive operating leverage, highlighted by solid year-over-year growth in Mexico. In ICG, Citi continued to win new mandates and support clients around the world, generating year-over-year growth in treasury and trade solutions and fixed income markets, particularly in rates and currencies.
In Citicorp, loans and deposits both increased 4%. Excluding the impact of foreign currency translation into U.S. dollars for reporting purposes (FX translation), Citicorp loans and deposits both increased 6%. (Citi’s results of operations excluding the impact of FX translation are non-GAAP financial measures.) Citi Holdings decreased further, constituting only 2% of Citigroup’s net income in the current quarter and 4% of Citigroup’s GAAP assets as of the end of the second quarter of 2016. During the quarter, Citi utilized approximately $900 million in deferred tax assets (DTAs), which contributed to a net increase of $1.5 billion of regulatory capital, and each of Citigroup’s key regulatory capital metrics further increased. For additional information on Citi’s DTAs, see “Income Taxes” below.
Citi was also pleased to learn that the Federal Reserve Board did not object to the capital plan Citi submitted as part of the 2016 Comprehensive Capital Analysis and Review (CCAR). As a result, and as previously disclosed, Citi intends to return approximately $10.4 billion of capital to its shareholders over the next four quarters beginning with the third quarter of 2016 (for additional information, see “Equity Security Repurchases” and “Dividends” below). This result, combined with the feedback Citi received during the quarter that neither the Federal Reserve Board nor the FDIC found any deficiencies in Citi’s 2015 resolution plan, further demonstrates the progress Citi has made.
As noted above, however, while market activity increased following the referendum in the United Kingdom, Citi expects the operating environment to continue to be challenging, as many risks and uncertainties remain, including significant uncertainties arising from the vote in favor of the United Kingdom’s withdrawal from the European Union. For a more detailed discussion of these risks and uncertainties, see each respective business’ results of operations, “Managing Global Risk” (including “Country Risk”) and “Forward-Looking Statements” below as well as the “Risk Factors” section in Citi’s 2015 Annual Report on Form 10-K.

Second Quarter 2016 Summary Results

Citigroup
Citigroup reported net income of $4.0 billion, or $1.24 per share, compared to $4.8 billion, or $1.51 per share, in the prior-year period. Results in the second quarter of 2015 included $312 million ($196 million after-tax) of CVA/DVA.
Excluding the impact of CVA/DVA in the prior-year period, Citigroup reported net income of $4.0 billion in the second quarter of 2016, or $1.24 per share, compared to $4.7 billion, or $1.45 per share, in the prior-year period. (Citi’s results of operations excluding the impact of CVA/DVA are non-GAAP financial measures.) The 14% decrease from the prior-year period was primarily driven by lower revenues and a slightly higher effective tax rate (see “Income Taxes” below), partially offset by lower cost of credit and lower expenses.
Citi’s revenues were $17.5 billion in the second quarter of 2016, a decrease of 10% from the prior-year period driven by a 5% decline in Citicorp and a 57% decline in Citi Holdings. Excluding CVA/DVA in the second quarter of 2015, revenues were down 8% from the prior-year period, as Citicorp revenues decreased 3% and Citi Holdings revenues also decreased 57%. Excluding CVA/DVA in the second quarter of 2015 and the impact of FX translation (which lowered revenues by approximately $537 million in the second quarter of 2016 compared to the prior-year period), Citigroup revenues decreased 6% from the prior-year period, driven by a 56% decrease in Citi Holdings, while Citicorp revenues were largely unchanged versus the prior-year period.

Expenses
Citigroup expenses decreased 5% versus the prior-year period as lower expenses in Citi Holdings and a benefit from the impact of FX translation were partially offset by ongoing investments in Citicorp. FX translation lowered expenses by approximately $316 million in the second quarter of 2016 compared to the prior-year period.
Citicorp expenses decreased 1% reflecting efficiency savings and a benefit from the impact of FX translation, partially offset by ongoing investments in the franchise.
Citi Holdings’ expenses were $858 million, down 37% from the prior-year period, primarily driven by the ongoing decline in Citi Holdings assets, partially offset by a modest increase in legal and related expenses. Citi Holdings’ legal and related expenses in the second quarter of 2016 were $116 million, compared to $79 million in the prior-year period.

Credit Costs
Citi’s total provisions for credit losses and for benefits and claims of $1.4 billion decreased 15% from the prior-year period, as lower net credit losses were partially offset by lower net loan loss reserve releases.
Net credit losses of $1.6 billion declined 16% versus the prior-year period. Consumer net credit losses declined 19% to $1.5 billion, mostly reflecting continued improvements in North America Citi-branded cards and Citi retail services in Citicorp as well as continued improvement in the North America mortgage portfolio and ongoing divestiture activity within Citi Holdings. Corporate net credit losses increased 33% to $142 million, mostly related to the energy portfolio, with roughly two-thirds of the corporate net credit losses offset by related reserve releases (for additional information, see “Institutional Clients Group” and “Credit Risk—Corporate Credit” below).
The net release of allowance for loan losses and unfunded lending commitments was $256 million in the second quarter of 2016, compared to a $453 million release in the prior-year period. Citicorp’s net reserve release was $27 million, compared to a net loan loss reserve release of $270 million in the prior-year period. The smaller net reserve release in the second quarter of 2016 was primarily driven by the absence of prior-period net loan loss reserve releases in GCB and a smaller net reserve release in ICG. Citi’s credit quality largely remained favorable across the franchise during the quarter. The allowance for loan losses attributable to energy and energy-related loans in ICG decreased to 3.9% of funded exposures as of the second quarter of 2016, compared to 4.2% of funded exposures as of the first quarter of 2016, as net credit losses in the portfolio were offset by previously-established reserves.
Citi Holdings’ net reserve release increased $46 million from the prior-year period to $229 million, primarily reflecting the impact of asset sales in the current quarter.
For additional information on Citi’s consumer (including commercial) and corporate credit costs and allowance for loan losses, see “Credit Risk” below.

Capital
As noted above, Citi continued to grow its regulatory capital during the second quarter of 2016, even as it returned approximately $1.5 billion of capital to its shareholders in the form of common stock repurchases and dividends. Citigroup’s Tier 1 Capital and Common Equity Tier 1 Capital ratios, on a fully implemented basis, were 14.1% and 12.5% as of June 30, 2016, respectively, compared to 12.5% and 11.4% as of June 30, 2015 (all based on the Basel III Advanced Approaches for determining risk-weighted assets). Citigroup’s Supplementary Leverage ratio as of June 30, 2016, on a fully implemented basis, was 7.5%, compared to 6.7% as of June 30, 2015. For additional information on Citi’s capital ratios and related components, including the impact of Citi’s DTAs on its capital ratios, see “Capital Resources” below.

Citicorp
Citicorp net income decreased 17% from the prior-year period to $3.9 billion. CVA/DVA, recorded in ICG, was $303 million ($190 million after-tax) in second quarter of 2015 (for a summary of CVA/DVA by business within ICG, see “Institutional Clients Group” below). Excluding CVA/DVA in the second quarter of 2015, Citicorp’s net income decreased 13% from the prior-year period, primarily driven by the lower revenues and higher cost of credit, partially offset by lower expenses.
Citicorp revenues decreased 5% from the prior-year period to $16.7 billion driven by a 6% decline in GCB revenues, a 1% decline in ICG revenues and lower revenues in Corporate/Other. Excluding CVA/DVA in the second quarter of 2015, Citicorp revenues decreased 3% from the prior-year period, driven by a 6% decrease in GCB revenues, partially offset by a 2% increase in ICG revenues. As referenced above, excluding CVA/DVA in the prior-year period and the impact of FX translation, Citicorp’s revenues were approximately unchanged versus the prior-year period, as growth in the ICG franchise was offset by lower GCB revenues as well as the absence of prior-period real estate gains in Corporate/Other.
GCB revenues of $7.7 billion decreased 6% versus the prior-year period. Excluding the impact of FX translation, GCB revenues decreased 2%, as decreases in North America GCB and Asia GCB were partially offset by an increase in Latin America GCB. North America GCB revenues decreased 3% to $4.8 billion, driven by lower revenues in Citi-branded cards, Citi retail services and retail banking. Citi-branded cards revenues of $1.9 billion were down 1% versus the prior-year period, as a modest benefit from the previously disclosed acquisition of the Costco portfolio (acquired June 17, 2016) was offset by the continued impact of higher rewards costs and higher payment rates. Citi retail services revenues of $1.5 billion decreased 4% versus the prior-year period, primarily driven by the impact of renewing and extending several partnership programs (including The Home Depot as referenced above) as well as the absence of revenues associated with two portfolios sold in the first quarter of 2016. Retail banking revenues decreased 4% from the prior-year period to $1.3 billion as lower mortgage activity was only partially offset by continued growth in consumer and commercial banking.
North America GCB average deposits of $182 billion grew 1% year-over-year and average retail banking loans of $54 billion grew 10%. Average Citi retail services loans of $43 billion and retail services purchase sales of $20 billion were each largely unchanged versus the prior-year period. Average Citi-branded card loans of $67 billion increased 6%, while Citi-branded card purchase sales of $53 billion increased 15% versus the prior-year period, each including the impact of the Costco portfolio acquisition. For additional information on the results of operations of North America GCB for the second quarter of 2016, including the impact of the Costco acquisition to North America GCB’s loans and purchase sales, see “Global Consumer Banking—North America GCB” below.

International GCB revenues (consisting of Latin America GCB and Asia GCB (which includes EMEA GCB for reporting purposes)) decreased 9% versus the prior-year period to $3.0 billion driven by declines in Latin America GCB (13%) and Asia GCB (7%). Excluding the impact of FX translation, international GCB revenues were approximately unchanged versus the prior-year period. Latin America GCB revenues increased 4% versus the prior-year period, as the impact of growth in retail banking loans, deposits and card purchase sales was partially offset by a continued decline in card balances, driven by ongoing higher payment rates. Asia GCB revenues declined 4% versus the prior-year period, driven by lower wealth management and retail lending revenues, while card revenues were unchanged from the prior-year period. For additional information on the results of operations of Latin America GCB and Asia GCB for the second quarter of 2016, including the impact of FX translation, see “Global Consumer Banking” below. Excluding the impact of FX translation, international GCB average deposits of $117 billion increased 4%, average retail loans of $87 billion decreased 1%, investment sales of $13 billion decreased 28%, average card loans of $23 billion increased 1% and card purchase sales of $23 billion increased 3%.
ICG revenues were $8.8 billion in the second quarter of 2016, down 1% from the prior-year period driven by a 2% increase in Markets and securities services and 5% decline in Banking. Excluding CVA/DVA in the second quarter of 2015, ICG revenues increased 2% driven by a 10% increase in Markets and securities services revenues, partially offset by a 5% decrease in Banking revenues.
Banking revenues of $4.4 billion (excluding CVA/DVA in the second quarter of 2015 and the impact of mark-to-market gains / (losses) on hedges related to accrual loans within corporate lending (see below)) decreased 2% compared to the prior-year period, primarily driven by lower industry-wide investment banking activity during the current quarter and lower corporate lending revenues, partially offset by growth in treasury and trade solutions. Investment banking revenues of $1.2 billion decreased 6% versus the prior-year period. Advisory revenues decreased 7% to $238 million driven by lower activity in the current quarter. Equity underwriting revenues decreased 41% to $174 million, largely driven by lower industry-wide equity underwriting activity. Debt underwriting revenues increased 9% to $805 million, largely reflecting an increase in wallet share.
Private bank revenues decreased 1% (also 1% excluding CVA/DVA in the second quarter of 2015) to $738 million from the prior-year period, primarily driven by lower capital markets and managed investment revenues. Corporate lending revenues decreased 55% to $186 million, including $203 million of mark-to-market losses on hedges related to accrual loans, compared to $66 million of losses in the prior-year period. Excluding the impact of mark-to-market losses on loan hedges, corporate lending revenues decreased 18% versus the prior-year period, as higher loan volumes were more than offset by an adjustment to the residual value of a lease financing as well as higher hedging costs. Treasury and trade solutions revenues of $2.0 billion increased 5% from the prior-year period. Excluding the impact of FX translation, treasury and trade solutions revenues increased 9% reflecting continued growth in transaction volumes.
Markets and securities services revenues of $4.7 billion (excluding CVA/DVA in the second quarter of 2015) increased 10% from the prior-year period. Fixed income markets revenues of $3.5 billion increased 4% (14% excluding CVA/DVA in the second quarter of 2015) from the prior-year period, driven by an increase in corporate client activity in rates and currencies as well as a better trading environment in the current quarter, partially offset by lower revenues in securitized products driven by decreased trading opportunities. Equity markets revenues of $788 million increased 19% (21% excluding CVA/DVA in the second quarter of 2015) versus the prior-year period. The second quarter of 2015 included a previously disclosed charge to revenues of $175 million for valuation adjustments related to certain financing transactions. Excluding this adjustment, equity markets revenues decreased 4% driven by lower market activity as well as the comparison to strong trading performance in Asia in the prior-year period. Securities services revenues of $531 million decreased 7% versus the prior-year period. Excluding the impact of FX translation, securities services revenues declined 3% largely reflecting the absence of revenues from divested businesses. For additional information on the results of operations of ICG for the second quarter of 2016, see “Institutional Clients Group” below.
Corporate/Other revenues were $126 million, down 66% from the prior-year period, mostly reflecting the absence of real estate gains in the prior-year period, as well as lower debt buyback activity. For additional information on the results of operations of Corporate/Other for the second quarter of 2016, see “Corporate/Other” below.
Citicorp end-of-period loans increased 4% to $592 billion from the prior-year period, driven by a 5% increase in corporate loans and a 4% increase in consumer loans. Excluding the impact of FX translation, Citicorp loans grew 6%, with 6% growth in both corporate and consumer loans.

Citi Holdings
Citi Holdings’ net income was $93 million in the second quarter of 2016, compared to net income of $156 million in the prior-year period. CVA/DVA was $9 million ($6 million after-tax) in the second quarter of 2015. Excluding the impact of CVA/DVA in the prior-year period, Citi Holdings’ net income was $93 million, compared to $150 million in the prior-year period, primarily reflecting lower revenues, partially offset by lower expenses and lower credit costs.
Citi Holdings’ revenues were $843 million down 57% from the prior-year period. Excluding CVA/DVA in the second quarter of 2015, Citi Holdings’ revenues also decreased 57% from the prior-year period, mainly reflecting continued reductions in Citi Holdings assets and lower net gains on asset sales. For additional information on the results of operations of Citi Holdings for the second quarter of 2016, see “Citi Holdings” below.
At the end of the current quarter, Citi Holdings’ assets were $66 billion, 47% below the prior-year period, and represented approximately 4% of Citi’s total GAAP assets. Citi Holdings’ risk-weighted assets were $121 billion as of

June 30, 2016, a decrease of 31% from the prior-year period, and represented 10% of Citi’s risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

This page intentionally left blank.

RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA—PAGE 1
Citigroup Inc. and Consolidated Subsidiaries

	Second Quarter			Six Months
In millions of dollars, except per-share amounts and ratios	2016	2015	% Change	2016	2015	% Change
Net interest revenue	$11,236	$11,822	(5)%	$22,463	$23,394	(4)%
Non-interest revenue	6,312	7,648	(17)	12,640	15,812	(20)
Revenues, net of interest expense	$17,548	$19,470	(10)%	$35,103	$39,206	(10)%
Operating expenses	10,369	10,928	(5)	20,892	21,812	(4)
Provisions for credit losses and for benefits and claims	1,409	1,648	(15)	3,454	3,563	(3)
Income from continuing operations before income taxes	$5,770	$6,894	(16)%	$10,757	$13,831	(22)%
Income taxes	1,723	2,036	(15)	3,202	4,156	(23)
Income from continuing operations	$4,047	$4,858	(17)%	$7,555	$9,675	(22)%
Income (loss) from discontinued operations, net of taxes(1)	(23)	6	NM	(25)	1	NM
Net income before attribution of noncontrolling interests	$4,024	$4,864	(17)%	$7,530	$9,676	(22)%
Net income attributable to noncontrolling interests	26	18	44	31	60	(48)
Citigroup’s net income	$3,998	$4,846	(17)%	$7,499	$9,616	(22)%
Less:
Preferred dividends—Basic	$322	$202	59%	$532	$330	61%
Dividends and undistributed earnings allocated to employee restricted and deferred shares that contain nonforfeitable rights to dividends, applicable to basic EPS	53	64	(17)	93	126	(26)
Income allocated to unrestricted common shareholders for basic and diluted EPS	$3,623	$4,580	(21)%	$6,874	$9,160	(25)%
Earnings per share
Basic
Income from continuing operations	$1.25	$1.51	(17)	$2.36	$3.03	(22)
Net income	1.24	1.52	(18)	2.35	3.03	(22)
Diluted
Income from continuing operations	$1.25	$1.51	(17)%	$2.36	$3.02	(22)%
Net income	1.24	1.51	(18)	2.35	3.02	(22)
Dividends declared per common share	0.05	0.05	—	0.10	0.06	67

Statement continues on the next page, including notes to the table.

SUMMARY OF SELECTED FINANCIAL DATA—PAGE 2

	Citigroup Inc. and Consolidated Subsidiaries
	Second Quarter			Six Months
In millions of dollars, except per-share amounts, ratios and direct staff	2016	2015	% Change	2016	2015	% Change
At June 30:
Total assets	$1,818,771	$1,829,370	(1)%
Total deposits	937,852	908,037	3
Long-term debt	207,448	211,845	(2)
Citigroup common stockholders’ equity	212,635	205,472	3
Total Citigroup stockholders’ equity	231,888	219,440	6
Direct staff (in thousands)	220	238	(8)
Performance metrics
Return on average assets	0.89%	1.06%		0.84%	1.05%
Return on average common stockholders’ equity(2)	7.0	9.1		6.7	9.2
Return on average total stockholders’ equity(2)	7.0	8.9		6.7	9.0
Efficiency ratio (Total operating expenses/Total revenues)	59	56		60	56
Basel III ratios—full implementation
Common Equity Tier 1 Capital(3)	12.54%	11.37%
Tier 1 Capital(3)	14.12	12.54
Total Capital(3)	16.14	14.14
Supplementary Leverage ratio(4)	7.48	6.72
Citigroup common stockholders’ equity to assets	11.69%	11.23%
Total Citigroup stockholders’ equity to assets	12.75	12.00
Dividend payout ratio(5)	4.0	3.3		4.3	2.0
Book value per common share	$73.19	$68.27	7%
Tangible book value (TBV) per share(6)	$63.53	$59.18	7%
Ratio of earnings to fixed charges and preferred stock dividends	2.63x	3.05x		2.59x	3.09x

(1)	See Note 2 to the Consolidated Financial Statements for additional information on Citi’s discontinued operations.

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
(6) For information on TBV, see “Capital Resources—Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share” below.

SEGMENT AND BUSINESS—INCOME (LOSS) AND REVENUES
CITIGROUP INCOME

	Second Quarter			Six Months
In millions of dollars	2016	2015	% Change	2016	2015	% Change
Income (loss) from continuing operations
CITICORP
Global Consumer Banking
North America	$842	$1,085	(22)%	$1,702	$2,238	(24)%
Latin America	184	190	(3)	340	410	(17)
Asia(1)	297	336	(12)	512	675	(24)
Total	$1,323	$1,611	(18)%	$2,554	$3,323	(23)%
Institutional Clients Group
North America	$1,059	$1,079	(2)%	$1,643	$2,106	(22)%
EMEA	720	695	4	1,119	1,630	(31)
Latin America	396	430	(8)	733	805	(9)
Asia	540	656	(18)	1,179	1,293	(9)
Total	$2,715	$2,860	(5)%	$4,674	$5,834	(20)%
Corporate/Other	(89)	231	NM	(118)	212	NM
Total Citicorp	$3,949	$4,702	(16)%	$7,110	$9,369	(24)%
Citi Holdings	$98	$156	(37)%	$445	$306	45%
Income from continuing operations	$4,047	$4,858	(17)%	$7,555	$9,675	(22)%
Discontinued operations	$(23)	$6	NM	$(25)	$1	NM
Net income attributable to noncontrolling interests	26	18	44%	31	60	(48)%
Citigroup’s net income	$3,998	$4,846	(17)%	$7,499	$9,616	(22)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.
NM Not meaningful

CITIGROUP REVENUES

	Second Quarter			Six Months
In millions of dollars	2016	2015	% Change	2016	2015	% Change
CITICORP
Global Consumer Banking
North America	$4,756	$4,895	(3)%	$9,630	$9,955	(3)%
Latin America	1,248	1,432	(13)	2,489	2,864	(13)
Asia(1)	1,729	1,857	(7)	3,384	3,667	(8)
Total	$7,733	$8,184	(6)%	$15,503	$16,486	(6)%
Institutional Clients Group
North America	$3,478	$3,523	(1)%	$6,524	$6,914	(6)%
EMEA	2,615	2,565	2	4,822	5,465	(12)
Latin America	1,033	1,027	1	2,008	2,018	—
Asia	1,720	1,831	(6)	3,528	3,626	(3)
Total	$8,846	$8,946	(1)%	$16,882	$18,023	(6)%
Corporate/Other	126	371	(66)	400	583	(31)
Total Citicorp	$16,705	$17,501	(5)%	$32,785	$35,092	(7)%
Citi Holdings	$843	$1,969	(57)%	$2,318	$4,114	(44)%
Total Citigroup Net Revenues	$17,548	$19,470	(10)%	$35,103	$39,206	(10)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

SEGMENT BALANCE SHEET(1)

In millions of dollars	Global Consumer Banking	Institutional Clients Group	Corporate/Other and consolidating eliminations(2)	Subtotal Citicorp	Citi Holdings	Citigroup Parent company- issued long-term debt and stockholders’ equity(3)	Total Citigroup consolidated
Assets
Cash and deposits with banks	$9,730	$63,802	$75,797	$149,329	$804	$—	$150,133
Federal funds sold and securities borrowed or purchased under agreements to resell	213	227,715	—	227,928	755	—	228,683
Trading account assets	5,859	261,906	481	268,246	3,518	—	271,764
Investments	8,178	112,605	229,927	350,710	5,583	—	356,293
Loans, net of unearned income and
allowance for loan losses	277,581	304,077	—	581,658	39,553	—	621,211
Other assets	42,136	87,812	47,374	177,322	13,365	—	190,687
Liquidity assets(4)	57,856	244,154	(304,566)	(2,556)	2,556	—	—
Total assets	$401,553	$1,302,071	$49,013	$1,752,637	$66,134	$—	$1,818,771
Liabilities and equity
Total deposits	$301,979	$606,817	$22,680	$931,476	$6,376	$—	$937,852
Federal funds purchased and securities loaned or sold under agreements to repurchase	3,885	154,076	—	157,961	40	—	158,001
Trading account liabilities	(3)	135,064	555	135,616	691	—	136,307
Short-term borrowings	44	18,362	—	18,406	2	—	18,408
Long-term debt(3)	1,448	32,286	20,913	54,647	4,115	148,686	207,448
Other liabilities	18,037	87,108	17,508	122,653	5,081	—	127,734
Net inter-segment funding (lending)(3)	76,163	268,358	(13,776)	330,745	49,829	(380,574)	—
Total liabilities	$401,553	$1,302,071	$47,880	$1,751,504	$66,134	$(231,888)	$1,585,750
Total equity(5)	—	—	1,133	1,133	—	231,888	233,021
Total liabilities and equity	$401,553	$1,302,071	$49,013	$1,752,637	$66,134	$—	$1,818,771

(1)
The supplemental information presented in the table above reflects Citigroup’s consolidated GAAP balance sheet by reporting segment as of June 30, 2016. The respective segment information depicts the assets and liabilities managed by each segment as of such date.

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

(5)	Citicorp equity represents noncontrolling interests.

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
Citicorp consists of the following operating businesses: Global Consumer Banking (which consists of consumer banking businesses in North America, EMEA, Latin America (consisting of Citi’s consumer banking businesses in Mexico) and Asia) and Institutional Clients Group (which includes Banking and Markets and securities services). Citicorp also includes Corporate/Other. At June 30, 2016, Citicorp had approximately $1.8 trillion of assets and $932 billion of deposits, representing approximately 96% of Citi’s total assets and 99% of Citi’s total deposits.

	Second Quarter			Six Months
In millions of dollars except as otherwise noted	2016	2015	% Change	2016	2015	% Change
Net interest revenue	$10,687	$10,622	1%	$21,317	$20,935	2%
Non-interest revenue	6,018	6,879	(13)	11,468	14,157	(19)
Total revenues, net of interest expense	$16,705	$17,501	(5)%	$32,785	$35,092	(7)%
Provisions for credit losses and for benefits and claims
Net credit losses	$1,514	$1,586	(5)%	$3,095	$3,074	1%
Credit reserve build (release)	(2)	(220)	99	191	(250)	NM
Provision for loan losses	$1,512	$1,366	11%	$3,286	$2,824	16%
Provision for benefits and claims	20	21	(5)	48	49	(2)
Provision for unfunded lending commitments	(25)	(50)	50	48	(82)	NM
Total provisions for credit losses and for benefits and claims	$1,507	$1,337	13%	$3,382	$2,791	21%
Total operating expenses	$9,511	$9,566	(1)%	$19,206	$19,065	1%
Income from continuing operations before taxes	$5,687	$6,598	(14)%	$10,197	$13,236	(23)%
Income taxes	1,738	1,896	(8)	3,087	3,867	(20)
Income from continuing operations	$3,949	$4,702	(16)%	$7,110	$9,369	(24)%
Income (loss) from discontinued operations, net of taxes	(23)	6	NM	(25)	1	NM
Noncontrolling interests	21	18	17	25	59	(58)
Net income	$3,905	$4,690	(17)%	$7,060	$9,311	(24)%
Balance sheet data (in billions of dollars)
Total end-of-period (EOP) assets	$1,753	$1,705	3%
Average assets	$1,736	$1,714	1	$1,718	$1,717	—
Return on average assets	0.90%	1.10%		0.83%	1.09%
Efficiency ratio	57%	55%		59%	54%
Total EOP loans	$592	$568	4
Total EOP deposits	$932	$896	4
NM Not meaningful

GLOBAL CONSUMER BANKING
Global Consumer Banking (GCB) consists of Citigroup’s four geographical consumer banking businesses that provide traditional banking services to retail customers through retail banking, including commercial banking, and Citi-branded cards and Citi retail services (for additional information on these businesses, see “Citigroup Segments” above). GCB is focused on its priority markets in the U.S., Mexico and Asia with 2,681 branches in 19 countries as of June 30, 2016. At June 30, 2016, GCB had approximately $402 billion of assets and $302 billion of deposits.
GCB’s overall strategy is to leverage Citi’s global footprint and seek to be the preeminent bank for the emerging affluent and affluent consumers in large urban centers. In credit cards and in certain retail markets, Citi serves customers in a somewhat broader set of segments and geographies.

	Second Quarter			Six Months
In millions of dollars except as otherwise noted	2016	2015	% Change	2016	2015	% Change
Net interest revenue	$6,364	$6,457	(1)%	$12,770	$12,918	(1)%
Non-interest revenue	1,369	1,727	(21)	2,733	3,568	(23)
Total revenues, net of interest expense	$7,733	$8,184	(6)%	$15,503	$16,486	(6)%
Total operating expenses	$4,304	$4,338	(1)%	$8,712	$8,643	1%
Net credit losses	$1,373	$1,504	(9)%	$2,743	$2,993	(8)%
Credit reserve build (release)	24	(97)	NM	109	(246)	NM
Provision (release) for unfunded lending commitments	8	(4)	NM	10	(4)	NM
Provision for benefits and claims	20	21	(5)	48	49	(2)
Provisions for credit losses and for benefits and claims	$1,425	$1,424	—%	$2,910	$2,792	4%
Income from continuing operations before taxes	$2,004	$2,422	(17)%	$3,881	$5,051	(23)%
Income taxes	681	811	(16)	1,327	1,728	(23)
Income from continuing operations	$1,323	$1,611	(18)%	$2,554	$3,323	(23)%
Noncontrolling interests	1	5	(80)	3	1	NM
Net income	$1,322	$1,606	(18)%	$2,551	$3,322	(23)%
Balance Sheet data (in billions of dollars)
Average assets	$388	$381	2%	$383	$381	1%
Return on average assets	1.37%	1.69%		1.34%	1.76%
Efficiency ratio	56%	53%		56%	52%
Total EOP assets	$402	$382	5
Average deposits	$299	$298	—	$297	$298	—
Net credit losses as a percentage of average loans	2.02%	2.21%		2.03%	2.21%
Revenue by business
Retail banking	$3,272	$3,533	(7)%	$6,488	$7,071	(8)%
Cards(1)	4,461	4,651	(4)	9,015	9,415	(4)
Total	$7,733	$8,184	(6)%	$15,503	$16,486	(6)%
Income from continuing operations by business
Retail banking	$489	$549	(11)%	$806	$1,128	(29)%
Cards(1)	834	1,062	(21)	1,748	2,195	(20)
Total	$1,323	$1,611	(18)%	$2,554	$3,323	(23)%
Table continues on next page.

Foreign currency (FX) translation impact
Total revenue—as reported	$7,733	$8,184	(6)%	$15,503	$16,486	(6)%
Impact of FX translation(2)	—	(299)		—	(597)
Total revenues—ex-FX(3)	$7,733	$7,885	(2)%	$15,503	$15,889	(2)%
Total operating expenses—as reported	$4,304	$4,338	(1)%	$8,712	$8,643	1%
Impact of FX translation(2)	—	(135)		—	(276)
Total operating expenses—ex-FX(3)	$4,304	$4,203	2%	$8,712	$8,367	4%
Total provisions for LLR & PBC—as reported	$1,425	$1,424	—%	$2,910	$2,792	4%
Impact of FX translation(2)	—	(57)		—	(121)
Total provisions for LLR & PBC—ex-FX(3)	$1,425	$1,367	4%	$2,910	$2,671	9%
Net income—as reported	$1,322	$1,606	(18)%	$2,551	$3,322	(23)%
Impact of FX translation(2)	—	(73)		—	(135)
Net income—ex-FX(3)	$1,322	$1,533	(14)%	$2,551	$3,187	(20)%

(1)	Includes both Citi-branded cards and Citi retail services.

(2)	Reflects the impact of FX translation into U.S. dollars at the second quarter of 2016 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not meaningful

NORTH AMERICA GCB
North America GCB provides traditional retail banking, including commercial banking, and its Citi-branded cards and Citi retail services card products to retail customers and small to mid-size businesses, as applicable, in the U.S. North America GCB’s U.S. cards product portfolio includes its proprietary portfolio (including the Citi Double Cash, Thank You and Value cards) and co-branded cards (including, among others, American Airlines, Costco and Hilton Worldwide) within Citi-branded cards as well as its co-brand and private label relationships within Citi retail services.
As of June 30, 2016, North America GCB’s 729 retail bank branches are concentrated in the six key metropolitan areas of New York, Chicago, Miami, Washington, D.C., Los Angeles and San Francisco. Also as of June 30, 2016, North America GCB had approximately 10.8 million retail banking customer accounts, $54.8 billion of retail banking loans and $183.3 billion of deposits. In addition, North America GCB had approximately 120.7 million Citi-branded and Citi retail services credit card accounts (including approximately 8 million as a result of Citi’s completion of the acquisition of the Costco portfolio on June 17, 2016) with $120.8 billion in outstanding card loan balances (including approximately $11 billion as a result of the Costco portfolio acquisition).

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2016	2015		2016	2015
Net interest revenue	$4,377	$4,312	2%	$8,819	$8,648	2%
Non-interest revenue	379	583	(35)	811	1,307	(38)
Total revenues, net of interest expense	$4,756	$4,895	(3)%	$9,630	$9,955	(3)%
Total operating expenses	$2,432	$2,316	5%	$4,938	$4,657	6%
Net credit losses	$953	$999	(5)%	$1,885	$1,959	(4)%
Credit reserve build (release)	50	(108)	NM	129	(207)	NM
Provision for unfunded lending commitments	7	—	NM	8	1	NM
Provisions for benefits and claims	8	9	(11)	17	19	(11)
Provisions for credit losses and for benefits and claims	$1,018	$900	13%	$2,039	$1,772	15%
Income from continuing operations before taxes	$1,306	$1,679	(22)%	$2,653	$3,526	(25)%
Income taxes	464	594	(22)	951	1,288	(26)
Income from continuing operations	$842	$1,085	(22)%	$1,702	$2,238	(24)%
Noncontrolling interests	(1)	—	(100)	(1)	1	NM
Net income	$843	$1,085	(22)%	$1,703	$2,237	(24)%
Balance Sheet data (in billions of dollars)
Average assets	$219	$207	6%	$216	$208	4%
Return on average assets	1.55%	2.10%		1.59%	2.17%
Efficiency ratio	51%	47%		51%	47%
Average deposits	$182.1	$179.9	1	$181.4	$180.2	1
Net credit losses as a percentage of average loans	2.34%	2.58%		2.33%	2.54%
Revenue by business
Retail banking	$1,330	$1,379	(4)%	$2,637	$2,793	(6)%
Citi-branded cards	1,907	1,933	(1)	3,787	3,942	(4)
Citi retail services	1,519	1,583	(4)	3,206	3,220	—
Total	$4,756	$4,895	(3)%	$9,630	$9,955	(3)%
Income from continuing operations by business
Retail banking	$178	$207	(14)%	$276	$417	(34)%
Citi-branded cards	334	499	(33)	700	1,038	(33)
Citi retail services	330	379	(13)	726	783	(7)
Total	$842	$1,085	(22)%	$1,702	$2,238	(24)%

NM Not meaningful

2Q16 vs. 2Q15
Net income decreased by 22% due to lower revenues, higher expenses and a net loan loss reserve build, partially offset by lower net credit losses.
Revenues decreased 3%, reflecting lower revenues in retail banking, Citi-branded cards and Citi retail services.
Retail banking revenues decreased 4%. The decrease was primarily driven by a decline in mortgage gain on sale revenues due to lower mortgage originations and lower mortgage servicing revenues. This decline in retail banking revenues was partially offset by continued growth in consumer and commercial banking, including growth in average loans (10%) and average checking deposits (9%), as well as improvement in spreads driven by improved deposit mix and higher interest rates.
Cards revenues decreased 3%. In Citi-branded cards, revenues decreased 1%, primarily reflecting the continued impact of higher rewards costs and higher customer payment rates, partially offset by a modest benefit from the previously disclosed acquisition of the Costco portfolio. Average active accounts grew 10% (5% excluding the Costco portfolio acquisition), average loans grew 6% (3% excluding Costco) and purchase sales grew 15% (10% excluding Costco), in each case driven by the continued investment spending (discussed below).
Citi retail services revenues decreased 4%. The decrease was primarily due to the impact of renewing and extending several partnerships in a competitive environment, principally that with The Home Depot, as well as the absence of revenues associated with two portfolios sold in the first quarter of 2016. Purchase sales and average loans were largely unchanged. North America GCB expects revenues within Citi retail services to remain relatively unchanged to the current quarter level during at least the remainder of 2016 as expected overall volume growth is likely to be offset by the impact of absorbing the more competitive terms of the partnership renewals.
Expenses increased 5%, primarily due to the continued investment spending (including for the Costco portfolio acquisition and continued marketing investments, among other areas), partially offset by efficiency savings. North America GCB expects continued higher expenses related to Costco and other Citi-branded cards investments in the near term. In addition, during the second quarter of 2016, Citi renewed and extended its partnership with American Airlines. North America GCB currently expects the impact of the renewal could lower pretax earnings in Citi-branded cards modestly during the remainder of 2016, primarily due to higher expenses.
Provisions increased 13%, largely due to a net loan loss reserve build ($57 million), compared to a loan loss reserve release in the prior-year period ($108 million), partially offset by lower net credit losses (5%) in each of Citi-branded cards and Citi retail services. The net loan loss reserve build was driven by Citi-branded cards due to volume growth and the impact of the Costco portfolio. North America GCB expects to incur net loan loss reserve builds in Citi-branded cards in the near term due in part to the need to establish loan loss reserves related to new loans originated in the Costco portfolio.
For information on Citi’s energy and energy-related exposures within commercial banking within North America GCB, see “Credit Risk—Commercial Credit” below.

2016 YTD vs. 2015 YTD
Year-to-date, North America GCB has experienced similar trends to those described above. Net income decreased 24% due to lower revenues, higher expenses and a net loan loss reserve build, partially offset by lower net credit losses.
Revenues decreased 3%, reflecting lower revenues in retail banking and Citi-branded cards, while Citi retail services revenues were largely unchanged. Retail banking revenues decreased 6%. Excluding the previously disclosed $110 million gain on sale of branches in Texas in the first quarter of 2015, revenues decreased 2%, driven by the same factors described above. Cards revenues decreased 2%. In Citi-branded cards, revenues decreased 4%, driven by the same factors described above. Citi retail services revenues were largely unchanged, primarily due to gains on sales of two cards portfolios in the first quarter of 2016, offset by the impact of the partnership renewals.
Expenses increased 6%, primarily due to higher repositioning charges and the continued investment spending, higher volume-related expenses and higher regulatory and compliance costs, partially offset by ongoing cost reduction initiatives, including as a result of the business’ branch rationalization strategy.
Provisions increased 15%, largely due to a net loan loss reserve build ($137 million), compared to a net loan loss reserve release in the prior-year period ($206 million), partially offset by lower net credit losses (4%) largely in Citi-branded cards. The net loan loss reserve build was driven by energy and energy-related exposures in the commercial banking portfolio within retail banking in the first quarter of 2016 as well as volume growth and the impact of the Costco portfolio, as described above.

LATIN AMERICA GCB
Latin America GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses in Mexico through Banco Nacional de Mexico, or Banamex, Mexico’s second-largest bank.
At June 30, 2016, Latin America GCB had 1,491 retail branches in Mexico, with approximately 28.4 million retail banking customer accounts, $19.5 billion in retail banking loans and $28.2 billion in deposits. In addition, the business had approximately 5.7 million Citi-branded card accounts with $5.0 billion in outstanding loan balances.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2016	2015		2016	2015
Net interest revenue	$871	$991	(12)%	$1,734	$1,981	(12)%
Non-interest revenue	377	441	(15)	755	883	(14)
Total revenues, net of interest expense	$1,248	$1,432	(13)%	$2,489	$2,864	(13)%
Total operating expenses	$726	$846	(14)%	$1,446	$1,643	(12)%
Net credit losses	$260	$316	(18)%	$538	$672	(20)%
Credit reserve build (release)	(2)	19	NM	15	11	36
Provision (release) for unfunded lending commitments	1	—	100	2	(3)	NM
Provision for benefits and claims	12	12	—	31	30	3
Provisions for credit losses and for benefits and claims (LLR & PBC)	$271	$347	(22)%	$586	$710	(17)%
Income from continuing operations before taxes	$251	$239	5%	$457	$511	(11)%
Income taxes	67	49	37	117	101	16
Income from continuing operations	$184	$190	(3)%	$340	$410	(17)%
Noncontrolling interests	1	2	(50)	2	2	—
Net income	$183	$188	(3)%	$338	$408	(17)%
Balance Sheet data (in billions of dollars)
Average assets	$50	$55	(9)%	$50	$56	(11)%
Return on average assets	1.47%	1.37%		1.36%	1.47%
Efficiency ratio	58%	59%		58%	57%
Average deposits	$27.4	$28.7	(5)	$27.6	$29.0	(5)
Net credit losses as a percentage of average loans	4.25%	4.66%		4.38%	4.95%
Revenue by business
Retail banking	$865	$975	(11)%	$1,733	$1,947	(11)%
Citi-branded cards	383	457	(16)	756	917	(18)
Total	$1,248	$1,432	(13)%	$2,489	$2,864	(13)%
Income from continuing operations by business
Retail banking	$107	$121	(12)%	$206	$269	(23)%
Citi-branded cards	77	69	12	134	141	(5)
Total	$184	$190	(3)%	$340	$410	(17)%
FX translation impact
Total revenues—as reported	$1,248	$1,432	(13)%	$2,489	$2,864	(13)%
Impact of FX translation(1)	—	(234)		—	(453)
Total revenues—ex-FX(2)	$1,248	$1,198	4%	$2,489	$2,411	3%
Total operating expenses—as reported	$726	$846	(14)%	$1,446	$1,643	(12)%
Impact of FX translation(1)	—	(85)		—	(171)
Total operating expenses—ex-FX(2)	$726	$761	(5)%	$1,446	$1,472	(2)%
Provisions for LLR & PBC—as reported	$271	$347	(22)%	$586	$710	(17)%
Impact of FX translation(1)	—	(49)		—	(104)
Provisions for LLR & PBC—ex-FX(2)	$271	$298	(9)%	$586	$606	(3)%
Net income—as reported	$183	$188	(3)%	$338	$408	(17)%
Impact of FX translation(1)	—	(71)		—	(130)
Net income—ex-FX(2)	$183	$117	56%	$338	$278	22%

(1)	Reflects the impact of FX translation into U.S. dollars at the second quarter of 2016 average exchange rates for all periods presented.

(2)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.
NM Not Meaningful

The discussion of the results of operations for Latin America GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q16 vs. 2Q15
Net income increased 56%, driven by higher revenues, lower expenses and lower cost of credit.
Revenues increased 4%, primarily due to higher revenues in retail banking, partially offset by lower revenues in cards.
Retail banking revenues increased 7% driven by volume growth, including an increase in average loans (8%), average deposits (10%) and deposit spreads, partially offset by a decline in loan spreads. Cards revenues decreased 3% driven by continued lower volumes (average loans down 1%), although increased purchase sales (7%) are expected to begin to lead to increased card loan growth during the remainder of 2016, despite continuing pressure from higher payment rates.
Expenses decreased 5%, primarily due to lower legal and related costs, lower repositioning charges, the impact of business divestitures and ongoing efficiency savings.
Provisions decreased 9%, driven by a lower net loan loss reserve build and lower net credit losses. The net loan loss reserve build decreased $18 million, primarily due to releases related to the commercial banking portfolio and mortgages. Net credit losses decreased 5%, largely reflecting lower net credit losses in the cards portfolio due to a focus on higher credit quality customers.

2016 YTD vs. 2015 YTD
Year-to-date, Latin America GCB has experienced similar trends to those described above. Net income increased 22%, driven by the same factors described above.
Revenues increased 3%, primarily due to higher revenues in retail banking, partially offset by lower revenues in cards. Retail banking revenues increased 6%, driven by the same factors described above as well as the impact of business divestitures. Cards revenues decreased 3%, driven by continued higher payment rates resulting from the business’ focus on higher credit quality customers which also drove a decline in average loans (2%).
Expenses decreased 2%, primarily due to lower legal and related expenses, the impact of business divestitures and ongoing efficiency savings, partially offset by repositioning charges, higher marketing costs and higher volume-related costs.
Provisions decreased 3% as lower net credit losses were partially offset by a higher net loan loss reserve build. Net credit losses decreased 7%, largely reflecting lower net credit losses in the cards and payroll portfolios due to the focus on higher credit quality customers. The net loan loss reserve build increased $10 million, primarily due to a net loan loss reserve build for cards and a lower release related to the commercial banking portfolio.

ASIA GCB
Asia GCB provides traditional retail banking, including commercial banking, and its Citi-branded card products to retail customers and small to mid-size businesses, as applicable. As of June 30, 2016, Citi’s most significant revenues in the region were from Singapore, Hong Kong, Korea, Australia, Taiwan, India, Indonesia, Thailand, Malaysia and the Philippines. In addition, EMEA GCB, reported within Asia GCB, provides traditional retail banking and Citi-branded card products to retail customers, primarily in Poland, Russia and the United Arab Emirates.
At June 30, 2016, on a combined basis, the businesses had 461 retail branches, approximately 17.1 million retail banking customer accounts, $67.5 billion in retail banking loans and $90.5 billion in deposits. In addition, the businesses had approximately 16.6 million Citi-branded card accounts with $17.6 billion in outstanding loan balances.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted(1)	2016	2015		2016	2015
Net interest revenue	$1,116	$1,154	(3)%	$2,217	$2,289	(3)%
Non-interest revenue	613	703	(13)	1,167	1,378	(15)
Total revenues, net of interest expense	$1,729	$1,857	(7)%	$3,384	$3,667	(8)%
Total operating expenses	$1,146	$1,176	(3)%	$2,328	$2,343	(1)%
Net credit losses	$160	$189	(15)%	$320	$362	(12)%
Credit reserve build (release)	(24)	(8)	NM	(35)	(50)	30
Provision (release) for unfunded lending commitments	—	(4)	100	—	(2)	100
Provisions for credit losses	$136	$177	(23)%	$285	$310	(8)%
Income from continuing operations before taxes	$447	$504	(11)%	$771	$1,014	(24)%
Income taxes	150	168	(11)	259	339	(24)
Income from continuing operations	$297	$336	(12)%	$512	$675	(24)%
Noncontrolling interests	1	3	(67)	2	(2)	NM
Net income	$296	$333	(11)%	$510	$677	(25)%
Balance Sheet data (in billions of dollars)
Average assets	$119	$119	—%	$118	$117	1%
Return on average assets	1.00%	1.12%		0.87%	1.17%
Efficiency ratio	66%	63%		69%	64%
Average deposits	$89.4	$89.3	—	$88.3	$88.8	(1)
Net credit losses as a percentage of average loans	0.76%	0.84%		0.76%	0.81%
Revenue by business
Retail banking	$1,077	$1,179	(9)%	$2,118	$2,331	(9)%
Citi-branded cards	652	678	(4)	1,266	1,336	(5)
Total	$1,729	$1,857	(7)%	$3,384	$3,667	(8)%
Income from continuing operations by business
Retail banking	$204	$221	(8)%	$324	$442	(27)%
Citi-branded cards	93	115	(19)	188	233	(19)
Total	$297	$336	(12)%	$512	$675	(24)%

FX translation impact
Total revenues—as reported	$1,729	$1,857	(7)%	$3,384	$3,667	(8)%
Impact of FX translation(2)	—	(65)		—	(144)
Total revenues—ex-FX(3)	$1,729	$1,792	(4)%	$3,384	$3,523	(4)%
Total operating expenses—as reported	$1,146	$1,176	(3)%	$2,328	$2,343	(1)%
Impact of FX translation(2)	—	(50)		—	(105)
Total operating expenses—ex-FX(3)	$1,146	$1,126	2%	$2,328	$2,238	4%
Provisions for loan losses—as reported	$136	$177	(23)%	$285	$310	(8)%
Impact of FX translation(2)	—	(8)		—	(17)
Provisions for loan losses—ex-FX(3)	$136	$169	(20)%	$285	$293	(3)%
Net income—as reported	$296	$333	(11)%	$510	$677	(25)%
Impact of FX translation(2)	—	(2)		—	(5)
Net income—ex-FX(3)	$296	$331	(11)%	$510	$672	(24)%

(1)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(2)	Reflects the impact of FX translation into U.S. dollars at the second quarter of 2016 average exchange rates for all periods presented.

(3)	Presentation of this metric excluding FX translation is a non-GAAP financial measure.

NM	Not meaningful

The discussion of the results of operations for Asia GCB below excludes the impact of FX translation for all periods presented. Presentations of the results of operations, excluding the impact of FX translation, are non-GAAP financial measures. For a reconciliation of certain of these metrics to the reported results, see the table above.

2Q16 vs. 2Q15
Net income decreased 11%, primarily due to lower revenues and higher expenses, partially offset by lower cost of credit.
Revenues decreased 4%, primarily due to lower retail banking revenues as cards revenues were unchanged. Retail banking revenues decreased 6%, mainly due to a decline (16%) in investment sales revenues within the wealth management business due to lower client activity, particularly in Hong Kong, China, Korea and Taiwan. Retail banking revenues excluding wealth management declined 2%, largely reflecting the repositioning of the portfolio away from lower return mortgage loans as well as de-risking in the commercial portfolio towards the end of 2015, partially offset by growth in higher return personal loans (3%). This decrease in revenues was also partially offset by growth in insurance revenues as well as deposit products (3% increase in average deposits), despite continued optimization of the branch footprint. Asia GCB expects wealth management revenues within its retail banking business could continue to be impacted by market uncertainty during the remainder of 2016.
Cards revenues were largely unchanged. While the overall negative impact from regulatory changes in the region continued to abate, growth in purchase sales slowed during the current quarter, in part due to actions the business took to lower the value of rewards on certain products in Australia in response to regulation that capped interchange rates. Purchase sales were also negatively impacted by slower economic growth in the region. The slower purchase sales growth and a reduction in promotional rate balances resulted in more modest loan growth (increase of 1%) in the current quarter.
Expenses increased 2%, primarily due to higher repositioning costs and higher regulatory and compliance costs, partially offset by efficiency savings.

Provisions decreased 20%, primarily due to a higher net loan loss reserve release and lower net credit losses.

2016 YTD vs. 2015 YTD
Year-to-date, Asia GCB has experienced similar trends to
those described above. Net income decreased 24% due to lower revenues and higher expenses, partially offset by lower cost of credit.
Revenues decreased 4%, primarily due to the slowdown in investment sales revenues, lower retail lending revenues and lower cards revenues. Retail banking revenues decreased 6%, driven by the same factors described above. Cards revenues decreased 1%, primarily due to spread compression and slower purchase sales growth, mostly offset by the stabilizing payment rates and modest loan growth (2%) across the region.
Expenses increased 4%, driven by the same factors described above.
Provisions decreased 3%, primarily due to lower net credit losses, partially offset by a lower net loan loss reserve release.

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
ICG revenue is generated primarily from fees and spreads associated with these activities. ICG earns fee income for assisting clients in clearing transactions, providing brokerage and investment banking services and other such activities. Revenue generated from these activities is recorded in Commissions and fees and Investment banking. In addition, as a market maker, ICG facilitates transactions, including holding product inventory to meet client demand, and earns the differential between the price at which it buys and sells the products. These price differentials and the unrealized gains and losses on the inventory are recorded in Principal transactions. Other primarily includes mark-to-market gains and losses on certain credit derivatives, gains and losses on available-for-sale (AFS) securities and other non-recurring gains and losses. Interest income earned on inventory and loans held less interest paid to customers on deposits and long-term and short-term debt is recorded as Net interest revenue. Revenue is also generated from transaction processing and assets under custody and administration.
ICG’s international presence is supported by trading floors in approximately 80 countries and a proprietary network in over 100 countries and jurisdictions. At June 30, 2016, ICG had approximately $1.3 trillion of assets and $607 billion of deposits, while two of its businesses, securities services and issuer services, managed approximately $15.3 trillion of assets under custody compared to $15.5 trillion at the end of the prior-year period. The decline in assets under custody from the prior-year period was primarily due to business divestitures.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2016	2015		2016	2015
Commissions and fees	$955	$990	(4)%	$1,958	$1,987	(1)%
Administration and other fiduciary fees	638	663	(4)	1,235	1,276	(3)
Investment banking	1,029	1,120	(8)	1,769	2,254	(22)
Principal transactions	1,911	1,793	7	3,485	3,990	(13)
Other(1)	46	193	(76)	38	450	(92)
Total non-interest revenue	$4,579	$4,759	(4)%	$8,485	$9,957	(15)%
Net interest revenue (including dividends)	4,267	4,187	2	8,397	8,066	4
Total revenues, net of interest expense	$8,846	$8,946	(1)%	$16,882	$18,023	(6)%
Total operating expenses	$4,760	$4,842	(2)%	$9,629	$9,494	1%
Net credit losses	$141	$82	72%	$352	$81	NM
Credit reserve build (release)	(26)	(123)	79	82	(4)	NM
Provision (release) for unfunded lending commitments	(33)	(46)	28	38	(78)	NM
Provisions for credit losses	$82	$(87)	NM	$472	$(1)	NM
Income from continuing operations before taxes	$4,004	$4,191	(4)%	$6,781	$8,530	(21)%
Income taxes	1,289	1,331	(3)	2,107	2,696	(22)
Income from continuing operations	$2,715	$2,860	(5)%	$4,674	$5,834	(20)%
Noncontrolling interests	17	15	13	27	50	(46)
Net income	$2,698	$2,845	(5)%	$4,647	$5,784	(20)%
Average assets (in billions of dollars)	$1,299	$1,284	1%	$1,285	$1,282	—%
Return on average assets	0.84%	0.89%		0.73%	0.91%
Efficiency ratio	54%	54%		57%	53%
CVA/DVA-after-tax	$—	$190	(100)%	$—	$146	(100)%
Net income ex-CVA/DVA (2)	$2,698	$2,655	2%	$4,647	$5,638	(18)%
Revenues by region
North America	$3,478	$3,523	(1)%	$6,524	$6,914	(6)%
EMEA	2,615	2,565	2	4,822	5,465	(12)
Latin America	1,033	1,027	1	2,008	2,018	—
Asia	1,720	1,831	(6)	3,528	3,626	(3)
Total	$8,846	$8,946	(1)%	$16,882	$18,023	(6)%

Income from continuing operations by region
North America	$1,059	$1,079	(2)%	$1,643	$2,106	(22)%
EMEA	720	695	4	1,119	1,630	(31)
Latin America	396	430	(8)	733	805	(9)
Asia	540	656	(18)	1,179	1,293	(9)
Total	$2,715	$2,860	(5)%	$4,674	$5,834	(20)%
Average loans by region (in billions of dollars)
North America	$133	$121	10%	$130	$118	10%
EMEA	67	63	6	65	62	5
Latin America	42	41	2	43	41	5
Asia	61	63	(3)	61	63	(3)
Total	$303	$288	5%	$299	$284	5%
EOP deposits by business (in billions of dollars)
Treasury and trade solutions	$405	$397	2%
All other ICG businesses	202	191	6
Total	$607	$588	3%

(1)
First quarter of 2016 includes a previously disclosed charge of approximately $180 million primarily reflecting the write down of Citi’s net investment in Venezuela as a result of changes in the exchange rate during the quarter.

(2)	Excludes CVA/DVA in the second quarter and six months of 2015, consistent with current period presentation. For additional information, see Notes 1 and 22 to the Consolidated Financial Statements.
NM Not Meaningful

ICG Revenue Details—Excluding CVA/DVA and Gain/(Loss) on Loan Hedges(1)

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2016	2015		2016	2015
Investment banking revenue details
Advisory	$238	$257	(7)%	$465	$552	(16)%
Equity underwriting	174	296	(41)	292	527	(45)
Debt underwriting	805	737	9	1,335	1,413	(6)
Total investment banking	$1,217	$1,290	(6)%	$2,092	$2,492	(16)%
Treasury and trade solutions	2,048	1,955	5	3,999	3,845	4
Corporate lending—excluding gain (loss) on loan hedges(2)	389	476	(18)	844	952	(11)
Private bank	738	747	(1)	1,484	1,456	2
Total banking revenues (ex-CVA/DVA and gain (loss) on loan hedges)(1)	$4,392	$4,468	(2)%	$8,419	$8,745	(4)%
Corporate lending—gain/(loss) on loan hedges(2)	$(203)	$(66)	NM	$(269)	$(14)	NM
Total banking revenues (ex-CVA/DVA and including gain (loss) on loan hedges)(1)	$4,189	$4,402	(5)%	$8,150	$8,731	(7)%
Fixed income markets	$3,468	$3,047	14%	$6,553	$6,531	—%
Equity markets	788	649	21	1,494	1,516	(1)
Securities services	531	570	(7)	1,093	1,113	(2)
Other(3)	(130)	(25)	NM	(408)	(102)	NM
Total Markets and securities services (ex-CVA/DVA)(1)	$4,657	$4,241	10%	$8,732	$9,058	(4)%
Total ICG (ex-CVA/DVA)	$8,846	$8,643	2%	$16,882	$17,789	(5)%
CVA/DVA (excluded as applicable in lines above)	—	303	NM	—	234	NM
Fixed income markets	—	289	NM	—	214	NM
Equity markets	—	15	NM	—	17	NM
Private bank	—	(1)	NM	—	3	NM
Total revenues, net of interest expense	$8,846	$8,946	(1)%	$16,882	$18,023	(6)%

(1)	Excludes CVA/DVA in the second quarter and six months of 2015, consistent with current period presentation. For additional information, see Notes 1 and 22 to the Consolidated Financial Statements.

(2)
Hedges on accrual loans reflect the mark-to-market on credit derivatives used to economically hedge the corporate loan accrual portfolio. The fixed premium costs of these hedges are netted against the corporate lending revenues to reflect the cost of credit protection.

(3)
First quarter of 2016 includes the previously disclosed charge of approximately $180 million primarily reflecting the write down of Citi’s net investment in Venezuela as a result of changes in the exchange rate during the quarter.

NM Not meaningful

The discussion of the results of operations for ICG below excludes the impact of CVA/DVA for the second quarter and year-to-date 2015. Presentations of the results of operations, excluding the impact of CVA/DVA and the impact of gains/(losses) on hedges on accrual loans, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

2Q16 vs. 2Q15
Net income increased 2%, primarily driven by higher revenues and lower expenses, partially offset by higher credit costs.

•
Revenues increased 2%, reflecting higher revenues in Markets and securities services (increase of 10%), partially offset by lower revenues in Banking (decrease of 5%, decrease of 2% excluding the gains/(losses) on hedges on accrual loans). Citi expects revenues in ICG, particularly in its Markets and securities services businesses, will likely continue to reflect the overall market environment, including normal seasonal trends during the remainder of 2016.

Within Banking:

•
Investment banking revenues decreased 6%, largely reflecting an industry-wide slowdown in activity levels, particularly in equity underwriting, partially offset by an increase in wallet share across all products. Advisory revenues decreased 7%, primarily reflecting the lower overall M&A market. Equity underwriting revenues decreased 41% driven by the lower market activity. Debt underwriting revenues increased 9%, driven by North America and EMEA, primarily due to the increase in wallet share.

•
Treasury and trade solutions revenues increased 5%. Excluding the impact of FX translation, revenues increased 9% due to continued growth in transaction volumes, continued growth in deposit balances across all regions, improved spreads, particularly in EMEA and Latin America, and overall growth in the trade business. End-of-period deposit balances increased 2% (3% excluding the impact of FX translation), while average trade loans decreased 4% (3% excluding the impact of FX translation), as the business maintained origination volumes while reducing lower spread assets and increasing asset sales to optimize returns.

•
Corporate lending revenues decreased 55%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues decreased 18%, driven by an adjustment to the residual value of a lease financing as well as higher hedging costs.

•
Private bank revenues decreased 1%, reflecting weakness in Latin America and Asia, primarily due to a decline in managed investments and lower capital markets activities, partially offset by growth in deposit balances and loan volumes.

Within Markets and securities services:

•
Fixed income markets revenues increased 14%, with higher revenues in all regions. Rates and currencies (both G10 products and local markets) drove these results, with revenues up 25% year-over-year, including particularly strong performance following the U.K. referendum on June 23, 2016, as well as a more favorable trading environment. The business experienced continued growth in activity throughout the current quarter with the corporate client base, which comprises over 40% of direct client revenues in rates and currencies. The increase in rates and currencies revenues was partially offset by lower spread products revenues, mostly reflecting a decline in securitized markets revenues, particularly in North America. The decline in spread products revenues was partially offset by an increase in credit markets and municipals revenues, driven by higher client activity as compared to the prior-year period.

•
Equity markets revenues increased 21%, primarily reflecting the absence of the charge for valuation adjustments related to certain financing transactions (see “Executive Summary” above). Excluding the adjustment, revenues decreased 4%, reflecting the impact of lower client volumes and strong trading performance in Asia in the prior-year period.

•
Securities services revenues decreased 7%. Excluding the impact of FX translation, revenues decreased 3%, primarily reflecting the absence of revenues from divestitures as well as lower assets under custody due to lower market valuations. Excluding the impact of FX translation and divestitures, revenues increased 2%.

Expenses decreased 2% as repositioning savings, lower legal and related costs and a benefit from FX translation were partially offset by higher repositioning charges.
Provisions increased $169 million to $82 million due to higher net credit losses and a lower net loan loss reserve release ($59 million compared to $169 million in the prior-year period). Net credit losses increased 72% to $141 million, with approximately two-thirds of these losses offset by related reserve releases. The cost of credit related to energy and energy-related exposures was de minimis in the current quarter as net credit losses were offset by previously existing loan loss reserves and the portfolio benefited from stabilization of oil prices and increased capital markets activity by clients (for additional information on Citi’s corporate energy and energy-related exposures, see “Credit Risk—Corporate Credit” below.) Despite the stabilization of oil prices during the current quarter, and the resulting positive impact on ICG cost of credit, the business remains cautious as to the energy sector, and the environment remains uncertain. Depending on these factors, ICG could see total provisions increase from current quarter levels during the remainder of 2016.

2016 YTD vs. 2015 YTD
Net income decreased 18%, primarily driven by lower revenues, higher credit costs and higher expenses.

•
Revenues decreased 5%, reflecting lower revenues in Markets and securities services (decrease of 4%) and lower revenues in Banking (decrease of 7%, decrease of 4% excluding the gains/(losses) on hedges on accrual loans).

Within Banking:

•
Investment banking revenues decreased 16%, largely reflecting the industry-wide slowdown in activity levels during the first half of 2016. Advisory revenues decreased 16%, reflecting strong performance in the prior-year period as well as the lower market activity. Equity underwriting revenues decreased 45%, in line with the decline in market activity. Debt underwriting revenues decreased 6%, primarily due to the decline in market activity, partially offset by a higher wallet share.

•
Treasury and trade solutions revenues increased 4% (8% excluding the impact of FX translation) primarily due to continued growth in transaction volumes, continued growth in deposit balances across all regions and improved spreads, particularly in Latin America and North America, as trade revenues were largely unchanged.

•
Corporate lending revenues decreased 39%. Excluding the impact of gains/(losses) on hedges on accrual loans, revenues decreased 11%, driven by the lease financing adjustment referenced above, the higher hedging costs and the absence of positive mark-to-market adjustments compared to the prior-year period, partially offset by continued growth in average loan balances.

•	Private bank revenues increased 2%, reflecting growth in loan volumes and deposit balances, partially offset by lower capital markets activity and managed investments.

Within Markets and securities services:

•
Fixed income markets revenues were largely unchanged as a decrease in spread products and commodities revenues were offset by growth in rates and currencies. Spread products revenues declined due to a decline in securitized markets revenues, particularly in North America, and credit markets revenues, partially offset by an increase in municipals revenues. The decline in spread products revenues was primarily driven by lower activity levels and a less favorable environment in the early part of 2016. The decline in spread products revenues was offset by strength in rates and currencies revenues (15% increase year-over-year) due to higher revenues in overall G10 products, partially offset by lower local markets revenues in EMEA.

•
Equity markets revenues decreased 1%. Excluding the valuation adjustment referenced above, revenues decreased 12%, reflecting the impact of lower client volumes in cash equities and derivatives and the strong trading performance in Asia in the prior-year period.

•	Securities services revenues decreased 2%. Excluding the impact of FX translation, revenues increased 3%,

primarily reflecting a modest gain on sale of a private equity fund services business.

Expenses increased 1% as higher repositioning charges, higher legal and related costs and investment spending were largely offset by repositioning savings and a benefit from FX translation.
Provisions increased $473 million, primarily reflecting net credit losses of $352 million ($81 million in the prior-year period) and a net loan loss reserve build of $120 million (negative $82 million in the period-year period). This higher cost of credit included approximately $216 million of net credit losses and an approximately $154 million net loan loss reserve build related to energy and energy-related exposures in the first half of 2016, largely due to low oil prices as well as the impact of regulatory guidance.

CORPORATE/OTHER
Corporate/Other includes certain unallocated costs of global staff functions (including finance, risk, human resources, legal and compliance), other corporate expenses and unallocated global operations and technology expenses, Corporate Treasury and discontinued operations. At June 30, 2016, Corporate/Other had $49 billion of assets, or 3% of Citigroup’s total assets.

	Second Quarter		% Change	Six Months		% Change
In millions of dollars	2016	2015		2016	2015
Net interest revenue	$56	$(22)	NM	$150	$(49)	NM
Non-interest revenue	70	393	(82)%	250	632	(60)%
Total revenues, net of interest expense	$126	$371	(66)%	$400	$583	(31)%
Total operating expenses	$447	$386	16%	$865	$928	(7)%
Provisions for loan losses and for benefits and claims	—	—	—	—	—	—
Loss from continuing operations before taxes	$(321)	$(15)	NM	$(465)	$(345)	(35)%
Income taxes (benefits)	(232)	(246)	6%	(347)	(557)	38%
Income (loss) from continuing operations	$(89)	$231	NM	$(118)	$212	NM
Income (loss) from discontinued operations, net of taxes	(23)	6	NM	(25)	1	NM
Net income (loss) before attribution of noncontrolling interests	$(112)	$237	NM	$(143)	$213	NM
Noncontrolling interests	3	(2)	NM	(5)	8	NM
Net income (loss)	$(115)	$239	NM	$(138)	$205	NM
NM Not meaningful

2Q16 vs. 2Q15
The net loss was $115 million, compared to net income of $239 million in the prior-year period, due to lower revenues, higher expenses and the absence of the previously disclosed favorable tax impact reflecting the resolution of certain state and local audits in the prior-year period (see “Income Taxes” below).
Revenues decreased 66%, primarily due to the absence of gains on real estate sales in the prior-year period and lower gains on debt buybacks. Corporate/Other expects revenues to be at or near zero during the remainder of 2016 as a result of lower debt buyback activity and the absence of certain episodic gains.
Expenses increased 16%, largely driven by higher corporate-wide advertising and marketing expenses and higher legal and related expenses.

2016 YTD vs. 2015 YTD
The net loss was $138 million, compared to net income of $205 million in the prior-year period, reflecting lower revenues and the absence of the favorable tax impact reflecting the resolution of the state and local audits, partially offset by lower expenses.
Revenues decreased 31%, primarily due to the absence of the gains on real estate sales and lower gains on debt buybacks, partially offset by higher investment income.
Expenses decreased 7%, largely driven by lower legal and related expenses, partially offset by higher repositioning charges.

CITI HOLDINGS
Citi Holdings contains the remaining businesses and portfolios of assets that Citigroup has determined are not central to its core Citicorp businesses. As of June 30, 2016, Citi Holdings assets were approximately $66 billion, a decrease of 47% year-over-year and 10% from March 31, 2016. The decline in assets of $7 billion from March 31, 2016 primarily consisted of divestitures and run-off. As of June 30, 2016, Citi had signed agreements to reduce Citi Holdings GAAP assets by $7 billion, subject to regulatory approvals and other closing conditions.
Also as of June 30, 2016, consumer assets in Citi Holdings were approximately $58 billion, or approximately 88% of Citi Holdings assets. Of the consumer assets, approximately $33 billion, or 57%, consisted of North America mortgages (residential first mortgages and home equity loans). As of June 30, 2016, Citi Holdings represented approximately 4% of Citi’s GAAP assets and 10% of its risk-weighted assets under Basel III (based on the Advanced Approaches for determining risk-weighted assets).

	Second Quarter		% Change	Six Months		% Change
In millions of dollars, except as otherwise noted	2016	2015		2016	2015
Net interest revenue	$549	$1,200	(54)%	$1,146	$2,459	(53)%
Non-interest revenue	294	769	(62)	1,172	1,655	(29)
Total revenues, net of interest expense	$843	$1,969	(57)%	$2,318	$4,114	(44)%
Provisions for credit losses and for benefits and claims
Net credit losses	$102	$334	(69)%	$245	$803	(69)%
Credit reserve release	(224)	(185)	(21)	(255)	(357)	29
Provision for loan losses	$(122)	$149	NM	$(10)	$446	NM
Provision for benefits and claims	29	160	(82)	89	329	(73)
Release for unfunded lending commitments	(5)	2	NM	(7)	(3)	NM
Total provisions for credit losses and for benefits and claims	$(98)	$311	NM	$72	$772	(91)%
Total operating expenses	$858	$1,362	(37)%	$1,686	$2,747	(39)%
Income from continuing operations before taxes	$83	$296	(72)%	$560	$595	(6)%
Income taxes (benefits)	(15)	140	NM	115	289	(60)%
Income from continuing operations	$98	$156	(37)%	$445	$306	45%
Noncontrolling interests	5	—	NM	$6	$1	NM
Net income	$93	$156	(40)%	$439	$305	44%
Total revenues, net of interest expense (excluding CVA/DVA)(1)
Total revenues—as reported	$843	$1,969	(57)%	$2,318	$4,114	(44)%
CVA/DVA	—	9	NM	—	5	NM
Total revenues-excluding CVA/DVA(1)	$843	$1,960	(57)%	$2,318	$4,109	(44)%
Balance sheet data (in billions of dollars)
Average assets	$71	$126	(44)%	$75	$130	(42)%
Return on average assets	0.53%	0.50%		1.18%	0.47%
Efficiency ratio	102%	69%		73%	67%
Total EOP assets	$66	$124	(47)
Total EOP loans	41	64	(35)
Total EOP deposits	6	12	(45)

(1)	Excludes CVA/DVA in the second quarter and six months of 2015, consistent with current period presentation. For additional information, see Notes 1 and 22 to the Consolidated Financial Statements.
NM Not meaningful

The discussion of the results of operations for Citi Holdings below excludes the impact of CVA/DVA for the second quarter and year-to-date 2015. Presentations of the results of operations, excluding the impact of CVA/DVA, are non-GAAP financial measures. For a reconciliation of these metrics to the reported results, see the table above.

2Q16 vs. 2Q15
Net income was $93 million, compared to $150 million in the prior-year period, primarily due to lower revenues, partially offset by lower expenses and lower cost of credit.
Revenues decreased 57%, primarily driven by the overall wind-down of the portfolio and lower net gains on asset sales in the current quarter.
Expenses declined 37%, primarily due to the ongoing decline in assets, partially offset by a modest increase in legal and related costs.
Provisions decreased $409 million to a benefit of $98 million, driven by lower net credit losses and a higher net loan loss reserve release. Net credit losses declined 69%, primarily due to divestiture activity and continued improvements in North America mortgages. The net reserve release increased 25% to $229 million, primarily due to the impact of asset sales in the current quarter.

2016 YTD vs. 2015 YTD
Net income increased 45% to $439 million, primarily due to lower expenses and lower net credit losses, partially offset by lower revenues and a lower net loan loss reserve release.
Revenues decreased 44%, primarily driven by the overall wind-down of the portfolio, partially offset by higher net gains on asset sales.
Expenses declined 39%, primarily due to the ongoing decline in assets and lower legal and related costs, partially offset by higher repositioning costs.
Provisions decreased 91%, driven by lower net credit losses, partially offset by a lower net loan loss reserve release. Net credit losses declined 69%, primarily due to overall lower asset levels as well as continued improvements in North America mortgages. The net reserve release decreased 27% to $262 million, primarily due to the impact of asset sales.

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

CAPITAL RESOURCES
Overview
Capital is used principally to support assets in Citi’s businesses and to absorb credit, market, and operational losses. Citi primarily generates capital through earnings from its operating businesses. Citi may augment its capital through issuances of common stock, noncumulative perpetual preferred stock and equity issued through awards under employee benefit plans, among other issuances. During the second quarter of 2016, consistent with the planned optimization of its capital structure, Citi issued noncumulative perpetual preferred stock amounting to $1.5 billion, resulting in a total of approximately $19.3 billion outstanding as of June 30, 2016. In addition, during the second quarter of 2016, Citi returned a total of approximately $1.5 billion of capital to common shareholders in the form of share repurchases (approximately 30 million common shares) and dividends.
Further, Citi’s capital levels may also be affected by changes in accounting and regulatory standards as well as the impact of future events on Citi’s business results, such as corporate and asset dispositions.

Capital Management
Citi’s capital management framework is designed to ensure that Citigroup and its principal subsidiaries maintain sufficient capital consistent with each entity’s respective risk profile, management targets, and all applicable regulatory standards and guidelines. For additional information regarding Citi’s capital management, see “Capital Resources—Capital Management” in Citigroup’s 2015 Annual Report on Form 10-K.

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
In June 2016, the Federal Reserve Board expressed no objection to Citi’s capital plan, including requested capital actions, in conjunction with the 2016 CCAR (for additional information, see “Equity Security Repurchases” and “Dividends” below).

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
The following table sets forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citi as of June 30, 2016 and December 31, 2015.

Citigroup Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	June 30, 2016		December 31, 2015
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$171,594	$171,594	$173,862	$173,862
Tier 1 Capital	181,282	181,282	176,420	176,420
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	206,163	218,860	198,746	211,115
Total Risk-Weighted Assets	1,204,218	1,152,635	1,190,853	1,138,711
Common Equity Tier 1 Capital ratio(2)	14.25%	14.89%	14.60%	15.27%
Tier 1 Capital ratio(2)	15.05	15.73	14.81	15.49
Total Capital ratio(2)	17.12	18.99	16.69	18.54

In millions of dollars, except ratios	June 30, 2016	December 31, 2015
Quarterly Adjusted Average Total Assets(3)	$1,754,048	$1,732,933
Total Leverage Exposure(4)	2,332,632	2,326,072
Tier 1 Leverage ratio	10.34%	10.18%
Supplementary Leverage ratio	7.77	7.58

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

(2)
As of June 30, 2016 and December 31, 2015, Citi’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Tier 1 Leverage ratio denominator.

(4)	Supplementary Leverage ratio denominator.

As indicated in the table above, Citigroup’s capital ratios at June 30, 2016 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citi was also “well capitalized” under current federal bank regulatory agency definitions as of June 30, 2016.

Components of Citigroup Capital Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	June 30, 2016	December 31, 2015
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$212,819	$205,286
Add: Qualifying noncontrolling interests	277	369
Regulatory Capital Adjustments and Deductions:
Less: Net unrealized gains (losses) on securities available-for-sale (AFS), net of tax(2)(3)	822	(544)
Less: Defined benefit plans liability adjustment, net of tax(3)	(2,243)	(3,070)
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(4)	(149)	(617)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	344	176
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(6)	21,854	21,980
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(3)(7)	3,215	1,434
Less: Defined benefit pension plan net assets(3)	578	318
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(8)	13,765	9,464
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(3)(8)(9)	3,316	2,652
Total Common Equity Tier 1 Capital	$171,594	$173,862
Additional Tier 1 Capital
Qualifying perpetual preferred stock(1)	$19,069	$16,571
Qualifying trust preferred securities(10)	1,368	1,707
Qualifying noncontrolling interests	17	12
Regulatory Capital Adjustment and Deductions:
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)(5)	230	265
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	184	229
Less: Defined benefit pension plan net assets(3)	386	476
Less: DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards(3)(8)	9,177	14,195
Less: Permitted ownership interests in covered funds(12)	789	567
Total Additional Tier 1 Capital	$9,688	$2,558
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$181,282	$176,420
Tier 2 Capital
Qualifying subordinated debt(13)	$23,701	$21,370
Qualifying trust preferred securities(10)	328	—
Qualifying noncontrolling interests	23	17
Excess of eligible credit reserves over expected credit losses(14)	1,011	1,163
Regulatory Capital Adjustment and Deduction:
Add: Unrealized gains on AFS equity exposures includable in Tier 2 Capital	2	5
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(11)	184	229
Total Tier 2 Capital	$24,881	$22,326
Total Capital (Tier 1 Capital + Tier 2 Capital)	$206,163	$198,746

Citigroup Risk-Weighted Assets Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	June 30, 2016	December 31, 2015
Credit Risk(15)	$809,540	$791,036
Market Risk	69,678	74,817
Operational Risk	325,000	325,000
Total Risk-Weighted Assets	$1,204,218	$1,190,853

(1)
Issuance costs of $184 million and $147 million related to preferred stock outstanding at June 30, 2016 and December 31, 2015, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(7)
Identifiable intangible assets other than MSRs increased by approximately $2.2 billion during the second quarter of 2016 as a result of the acquisition of the Costco cards portfolio, as well as the renewal and extension of the co-branded credit card program agreement with American Airlines. For additional information, see Note 16 to the Consolidated Financial Statements.

(8)
Of Citi’s approximately $45.4 billion of net DTAs at June 30, 2016, approximately $20.9 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $24.5 billion of such assets were excluded in arriving at regulatory capital. Comprising the excluded net DTAs was an aggregate of approximately $26.3 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences, of which $17.1 billion were deducted from Common Equity Tier 1 Capital and $9.2 billion were deducted from Additional Tier 1 Capital. Serving to reduce the approximately $26.3 billion of aggregate excluded net DTAs was approximately $1.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital.

(9)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2016 and December 31, 2015, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

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

(12)
Effective July 2015, banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act that prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. Accordingly, Citi is required by the Volcker Rule to deduct from Tier 1 Capital all permitted ownership interests in covered funds that were acquired after December 31, 2013.

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

Citigroup Capital Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Common Equity Tier 1 Capital
Balance, beginning of period	$169,924	$173,862
Net income	3,998	7,499
Common and preferred dividends declared	(469)	(828)
Net increase in treasury stock	(1,315)	(1,862)
Net change in common stock and additional paid-in capital(1)	147	(520)
Net change in foreign currency translation adjustment net of hedges, net of tax	(552)	102
Net increase in unrealized gains on securities AFS, net of tax	556	1,595
Net increase in defined benefit plans liability adjustment, net of tax	(16)	(1,319)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	5	37
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	81	126
Net increase in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	(1,216)	(1,781)
Net increase in defined benefit pension plan net assets	(56)	(260)
Net change in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	283	(4,301)
Net change in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	244	(664)
Other	(20)	(92)
Net change in Common Equity Tier 1 Capital	$1,670	$(2,268)
Common Equity Tier 1 Capital Balance, end of period	$171,594	$171,594
Additional Tier 1 Capital
Balance, beginning of period	$8,167	$2,558
Net increase in qualifying perpetual preferred stock(1)	1,494	2,498
Net change in qualifying trust preferred securities	2	(339)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	(5)	35
Net change in defined benefit pension plan net assets	(38)	90
Net decrease in DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards	189	5,018
Net increase in permitted ownership interests in covered funds	(164)	(222)
Other	43	50
Net increase in Additional Tier 1 Capital	$1,521	$7,130
Tier 1 Capital Balance, end of period	$181,282	$181,282
Tier 2 Capital
Balance, beginning of period	$23,567	$22,326
Net increase in qualifying subordinated debt	1,037	2,331
Net change in qualifying trust preferred securities	(9)	328
Net change in excess of eligible credit reserves over expected credit losses	245	(152)
Other	41	48
Net increase in Tier 2 Capital	$1,314	$2,555
Tier 2 Capital Balance, end of period	$24,881	$24,881
Total Capital (Tier 1 Capital + Tier 2 Capital)	$206,163	$206,163

(1)
During the three months and six months ended June 30, 2016, Citi issued $1.5 billion and approximately $2.5 billion of qualifying perpetual preferred stock with issuance costs of $6 million and $37 million, respectively. In accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP, such issuance costs are excluded from common stockholders’ equity and netted against preferred stock.

Citigroup Risk-Weighted Assets Rollforward Under Current Regulatory Standards
(Basel III Advanced Approaches with Transition Arrangements)

In millions of dollars	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total Risk-Weighted Assets, beginning of period	$1,210,107	$1,190,853
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(1,278)	(9,192)
Net increase in wholesale exposures(2)	1,335	3,724
Net change in repo-style transactions	(3,218)	635
Net decrease in securitization exposures	(2,154)	(468)
Net change in equity exposures	(189)	402
Net increase in over-the-counter (OTC) derivatives(3)	2,148	9,686
Net increase in derivatives CVA(4)	1,854	12,774
Net increase in other exposures(5)	3,288	619
Net change in supervisory 6% multiplier(6)	(4)	324
Net increase in Credit Risk-Weighted Assets	$1,782	$18,504
Changes in Market Risk-Weighted Assets
Net decrease in risk levels(7)	$(7,741)	$(2,437)
Net change due to model and methodology updates(8)	70	(2,702)
Net decrease in Market Risk-Weighted Assets	$(7,671)	$(5,139)
Net change in Operational Risk-Weighted Assets	$—	$—
Total Risk-Weighted Assets, end of period	$1,204,218	$1,204,218

(1)
Retail exposures decreased during the three months ended June 30, 2016, in part, due to residential mortgage loan sales and repayments, divestitures of certain Citi Holdings portfolios, and the impact of FX translation. Retail exposures decreased during the six months ended June 30, 2016, in part, due to residential mortgage loan sales and repayments, divestitures of certain Citi Holdings portfolios and reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments. In addition, retail exposures for both the three and six months ended June 30, 2016 also reflect the acquisition of the Costco cards portfolio.

(2)
Wholesale exposures increased slightly during the three months ended June 30, 2016 primarily due to growth in commercial loans, partially offset by the impact of FX translation. Wholesale exposures increased during the six months ended June 30, 2016 primarily due to increases in securities AFS and commercial loans, partially offset by a decrease in loan commitments.

(3)
OTC derivatives increased during the three months ended June 30, 2016 primarily due to changes in fair value. OTC derivatives increased during the six months ended June 30, 2016 primarily driven by increased trade volume and model enhancements.

(4)
Derivatives CVA increased during the three months ended June 30, 2016 primarily driven by volatility and rating changes. Derivatives CVA increased during the six months ended June 30, 2016 primarily driven by increased volatility and model enhancements.

(5)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios.

(6)	Supervisory 6% multiplier does not apply to derivatives CVA.

(7)
Risk levels decreased during the three and six months ended June 30, 2016 primarily due to a reduction in exposure levels subject to comprehensive risk, a reduction in positions subject to securitization charges, and the ongoing assessment regarding the applicability of the market risk capital rules to certain securitization positions, partially offset by an increase in assets subject to standard specific risk charges. In addition, further contributing to the decline in risk levels during the three months ended June 30, 2016 was a reduction in exposure levels subject to Value at Risk and Stressed Value at Risk.

(8)	Risk-weighted assets declined during the six months ended June 30, 2016 due to updated model volatility inputs.

Capital Resources of Citigroup’s Subsidiary U.S. Depository Institutions Under Current Regulatory Standards
Citigroup’s subsidiary U.S. depository institutions are also subject to regulatory capital standards issued by their respective primary federal bank regulatory agencies, which are similar to the standards of the Federal Reserve Board.
During 2016, Citi’s primary subsidiary U.S. depository institution, Citibank, N.A. (Citibank), is subject to effective minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios, inclusive of the 25% phase-in of the 2.5% Capital Conservation Buffer, of 5.125%, 6.625%

and 8.625%, respectively. Citibank’s effective and stated minimum Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital ratios during 2015 were equivalent at 4.5%, 6%, and 8%, respectively.
The following table sets forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios under current regulatory standards (reflecting Basel III Transition Arrangements) for Citibank, Citi’s primary subsidiary U.S. depository institution, as of June 30, 2016 and December 31, 2015.

Citibank Capital Components and Ratios Under Current Regulatory Standards (Basel III Transition Arrangements)

	June 30, 2016		December 31, 2015
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$128,824	$128,824	$127,323	$127,323
Tier 1 Capital	128,824	128,824	127,323	127,323
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	140,147	151,297	138,762	149,749
Total Risk-Weighted Assets	923,797	1,016,761	898,769	999,014
Common Equity Tier 1 Capital ratio(2)(3)	13.95%	12.67%	14.17%	12.74%
Tier 1 Capital ratio(2)(3)	13.95	12.67	14.17	12.74
Total Capital ratio(2)(3)	15.17	14.88	15.44	14.99

In millions of dollars, except ratios	June 30, 2016	December 31, 2015
Quarterly Adjusted Average Total Assets(4)	$1,326,486	$1,298,560
Total Leverage Exposure(5)	1,856,908	1,838,941
Tier 1 Leverage ratio(3)	9.71%	9.80%
Supplementary Leverage ratio	6.94	6.92

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

(2)
As of June 30, 2016 and December 31, 2015, Citibank’s reportable Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Standardized Approach framework.

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

As indicated in the table above, Citibank’s capital ratios at June 30, 2016 were in excess of the stated and effective minimum requirements under the U.S. Basel III rules. In addition, Citibank was also “well capitalized” as of
June 30, 2016 under the revised PCA regulations which became effective January 1, 2015.

Impact of Changes on Citigroup and Citibank Capital Ratios Under Current Regulatory Capital Standards
The following tables present the estimated sensitivity of Citigroup’s and Citibank’s capital ratios to changes of $100 million in Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital (numerator), and changes of $1 billion in
Advanced Approaches and Standardized Approach risk-weighted assets, quarterly adjusted average total assets, as well as Total Leverage Exposure (denominator), under current regulatory capital standards (reflecting Basel III Transition Arrangements), as of June 30, 2016.

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

Impact of Changes on Citigroup and Citibank Risk-Based Capital Ratios (Basel III Transition Arrangements)

	Common Equity Tier 1 Capital ratio		Tier 1 Capital ratio		Total Capital ratio
In basis points	Impact of $100 million change in Common Equity Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in risk- weighted assets	Impact of $100 million change in Total Capital	Impact of $1 billion change in risk- weighted assets
Citigroup
Advanced Approaches	0.8	1.2	0.8	1.3	0.8	1.4
Standardized Approach	0.9	1.3	0.9	1.4	0.9	1.6
Citibank
Advanced Approaches	1.1	1.5	1.1	1.5	1.1	1.6
Standardized Approach	1.0	1.2	1.0	1.2	1.0	1.5

Impact of Changes on Citigroup and Citibank Leverage Ratios (Basel III Transition Arrangements)

	Tier 1 Leverage ratio		Supplementary Leverage ratio
In basis points	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in quarterly adjusted average total assets	Impact of $100 million change in Tier 1 Capital	Impact of $1 billion change in Total Leverage Exposure
Citigroup	0.6	0.6	0.4	0.3
Citibank	0.8	0.7	0.5	0.4

Citigroup Broker-Dealer Subsidiaries
At June 30, 2016, Citigroup Global Markets Inc., a U.S. broker-dealer registered with the SEC that is an indirect wholly owned subsidiary of Citigroup, had net capital, computed in accordance with the SEC’s net capital rule, of approximately $8.1 billion, which exceeded the minimum requirement by approximately $6.5 billion.
Moreover, Citigroup Global Markets Limited, a broker-dealer registered with the United Kingdom’s Prudential Regulation Authority (PRA) that is also an indirect wholly owned subsidiary of Citigroup, had total capital of $17.8 billion at June 30, 2016, which exceeded the PRA's minimum regulatory capital requirements.

In addition, certain of Citi’s other broker-dealer
subsidiaries are subject to regulation in the countries in which they do business, including requirements to maintain specified levels of net capital or its equivalent. Citigroup’s other broker-dealer subsidiaries were in compliance with their capital requirements at June 30, 2016.

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
The following table sets forth the capital tiers, total risk-weighted assets, risk-based capital ratios, quarterly adjusted average total assets, Total Leverage Exposure and leverage ratios, assuming full implementation under the U.S. Basel III rules, for Citi as of June 30, 2016 and December 31, 2015.

Citigroup Capital Components and Ratios Under Basel III (Full Implementation)

	June 30, 2016		December 31, 2015
In millions of dollars, except ratios	Advanced Approaches	Standardized Approach	Advanced Approaches	Standardized Approach
Common Equity Tier 1 Capital	$154,534	$154,534	$146,865	$146,865
Tier 1 Capital	174,027	174,027	164,036	164,036
Total Capital (Tier 1 Capital + Tier 2 Capital)(1)	198,920	211,641	186,097	198,655
Total Risk-Weighted Assets	1,232,666	1,179,497	1,216,277	1,162,884
Common Equity Tier 1 Capital ratio(2)(3)	12.54%	13.10%	12.07%	12.63%
Tier 1 Capital ratio(2)(3)	14.12	14.75	13.49	14.11
Total Capital ratio(2)(3)	16.14	17.94	15.30	17.08

In millions of dollars, except ratios	June 30, 2016	December 31, 2015
Quarterly Adjusted Average Total Assets(4)	$1,748,345	$1,724,710
Total Leverage Exposure(5)	2,326,929	2,317,849
Tier 1 Leverage ratio(3)	9.95%	9.51%
Supplementary Leverage ratio(3)	7.48	7.08

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

(2)	As of June 30, 2016 and December 31, 2015, Citi’s Common Equity Tier 1 Capital, Tier 1 Capital, and Total Capital ratios were the lower derived under the Basel III Advanced Approaches framework.

(3)	Citi’s Basel III capital ratios and related components, on a fully implemented basis, are non-GAAP financial measures.

(4)	Tier 1 Leverage ratio denominator.

(5)	Supplementary Leverage ratio denominator.

Common Equity Tier 1 Capital Ratio
Citi’s Common Equity Tier 1 Capital ratio was 12.5% at June 30, 2016, compared to 12.3% at March 31, 2016 and 12.1% at December 31, 2015 (all based on application of the Advanced Approaches for determining total risk-weighted assets). The quarter-over-quarter increase in the ratio was largely due to quarterly net income of $4.0 billion, the favorable effects attributable to DTA utilization of approximately $0.9 billion, as well as a decline in market risk-weighted assets, offset in part by an increase in identifiable intangible assets other than MSRs, and the return of approximately $1.5 billion of capital to common shareholders. The increase in Citi’s Common Equity Tier 1 Capital ratio from year-end 2015 reflected continued growth in Common Equity Tier 1 Capital resulting from net income of $7.5 billion, the favorable effects attributable to DTA utilization of approximately $2.4 billion, and beneficial net movements in AOCI, offset in part by the return of approximately $2.9 billion of capital to common shareholders, an increase in credit risk-weighted assets, and an increase in identifiable intangible assets other than MSRs.

Components of Citigroup Capital Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	June 30, 2016	December 31, 2015
Common Equity Tier 1 Capital
Citigroup common stockholders’ equity(1)	$212,819	$205,286
Add: Qualifying noncontrolling interests	134	145
Regulatory Capital Adjustments and Deductions:
Less: Accumulated net unrealized losses on cash flow hedges, net of tax(2)	(149)	(617)
Less: Cumulative unrealized net gain related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax(3)	574	441
Less: Intangible assets:
Goodwill, net of related deferred tax liabilities (DTLs)(4)	21,854	21,980
Identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs(5)	5,358	3,586
Less: Defined benefit pension plan net assets	964	794
Less: Deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards(6)	22,942	23,659
Less: Excess over 10%/15% limitations for other DTAs, certain common stock investments, and MSRs(6)(7)	6,876	8,723
Total Common Equity Tier 1 Capital	$154,534	$146,865
Additional Tier 1 Capital
Qualifying perpetual preferred stock(1)	$19,069	$16,571
Qualifying trust preferred securities(8)	1,368	1,365
Qualifying noncontrolling interests	29	31
Regulatory Capital Deductions:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	184	229
Less: Permitted ownership interests in covered funds(10)	789	567
Total Additional Tier 1 Capital	$19,493	$17,171
Total Tier 1 Capital (Common Equity Tier 1 Capital + Additional Tier 1 Capital)	$174,027	$164,036
Tier 2 Capital
Qualifying subordinated debt(11)	$23,701	$20,744
Qualifying trust preferred securities(12)	328	342
Qualifying noncontrolling interests	37	41
Excess of eligible credit reserves over expected credit losses(13)	1,011	1,163
Regulatory Capital Deduction:
Less: Minimum regulatory capital requirements of insurance underwriting subsidiaries(9)	184	229
Total Tier 2 Capital	$24,893	$22,061
Total Capital (Tier 1 Capital + Tier 2 Capital)(14)	$198,920	$186,097

(1)
Issuance costs of $184 million and $147 million related to preferred stock outstanding at June 30, 2016 and December 31, 2015, respectively, are excluded from common stockholders’ equity and netted against preferred stock in accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP.

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

(5)
Identifiable intangible assets other than MSRs increased by approximately $2.2 billion during the second quarter of 2016 as a result of the acquisition of the Costco cards portfolio, as well as the renewal and extension of the co-branded credit card program agreement with American Airlines. For additional information, see Note 16 to the Consolidated Financial Statements.

(6)
Of Citi’s approximately $45.4 billion of net DTAs at June 30, 2016, approximately $17.4 billion of such assets were includable in regulatory capital pursuant to the U.S. Basel III rules, while approximately $28.0 billion of such assets were excluded in arriving at Common Equity Tier 1 Capital. Comprising the excluded net DTAs was an aggregate of approximately $29.8 billion of net DTAs arising from net operating loss, foreign tax credit and general business credit carry-forwards as well as temporary differences that were deducted from Common Equity Tier 1 Capital. Serving to reduce the approximately $29.8 billion of aggregate excluded net DTAs was approximately $1.8 billion of net DTLs primarily associated with goodwill and certain other intangible assets. Separately, under the U.S. Basel III rules, goodwill and these other intangible assets are deducted net of associated DTLs in arriving at Common Equity Tier 1 Capital.

(7)
Assets subject to 10%/15% limitations include MSRs, DTAs arising from temporary differences and significant common stock investments in unconsolidated financial institutions. At June 30, 2016 and December 31, 2015, the deduction related only to DTAs arising from temporary differences that exceeded the 10% limitation.

(8)	Represents Citigroup Capital XIII trust preferred securities, which are permanently grandfathered as Tier 1 Capital under the U.S. Basel III rules.

(9)	50% of the minimum regulatory capital requirements of insurance underwriting subsidiaries must be deducted from each of Tier 1 Capital and Tier 2 Capital.

(10)
Effective July 2015, banking entities are required to be in compliance with the Volcker Rule of the Dodd-Frank Act that prohibits conducting certain proprietary investment activities and limits their ownership of, and relationships with, covered funds. Accordingly, Citi is required by the Volcker Rule to deduct from Tier 1 Capital all permitted ownership interests in covered funds that were acquired after December 31, 2013.

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

(14)	Total Capital as calculated under Advanced Approaches, which differs from the Standardized Approach in the treatment of the amount of eligible credit reserves includable in Tier 2 Capital.

Citigroup Capital Rollforward Under Basel III (Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Common Equity Tier 1 Capital
Balance, beginning of period	$153,023	$146,865
Net income	3,998	7,499
Common and preferred dividends declared	(469)	(828)
Net increase in treasury stock	(1,315)	(1,862)
Net change in common stock and additional paid-in capital(1)	147	(520)
Net change in foreign currency translation adjustment net of hedges, net of tax	(552)	102
Net increase in unrealized gains on securities AFS, net of tax	927	2,961
Net increase in defined benefit plans liability adjustment, net of tax	(27)	(492)
Net change in adjustment related to changes in fair value of financial liabilities attributable to own creditworthiness, net of tax	—	72
Net decrease in goodwill, net of related deferred tax liabilities (DTLs)	81	126
Net increase in identifiable intangible assets other than mortgage servicing rights (MSRs), net of related DTLs	(2,026)	(1,772)
Net increase in defined benefit pension plan net assets	(94)	(170)
Net decrease in deferred tax assets (DTAs) arising from net operating loss, foreign tax credit and general business credit carry-forwards	472	717
Net decrease in excess over 10%/15% limitations for other DTAs, certain common stock investments and MSRs	378	1,847
Other	(9)	(11)
Net increase in Common Equity Tier 1 Capital	$1,511	$7,669
Common Equity Tier 1 Capital Balance, end of period	$154,534	$154,534
Additional Tier 1 Capital
Balance, beginning of period	$18,119	$17,171
Net increase in qualifying perpetual preferred stock(1)	1,494	2,498
Net increase in qualifying trust preferred securities	2	3
Net increase in permitted ownership interests in covered funds	(164)	(222)
Other	42	43
Net increase in Additional Tier 1 Capital	$1,374	$2,322
Tier 1 Capital Balance, end of period	$174,027	$174,027
Tier 2 Capital
Balance, beginning of period	$23,579	$22,061
Net increase in qualifying subordinated debt	1,037	2,957
Net change in excess of eligible credit reserves over expected credit losses	245	(152)
Other	32	27
Net increase in Tier 2 Capital	$1,314	$2,832
Tier 2 Capital Balance, end of period	$24,893	$24,893
Total Capital (Tier 1 Capital + Tier 2 Capital)	$198,920	$198,920

(1)
During the three months and six months ended June 30, 2016, Citi issued $1.5 billion and approximately $2.5 billion of qualifying perpetual preferred stock with issuance costs of $6 million and $37 million, respectively. In accordance with Federal Reserve Board regulatory reporting requirements, which differ from those under U.S. GAAP, such issuance costs are excluded from common stockholders’ equity and netted against preferred stock.

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at June 30, 2016

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$766,959	$71,029	$837,988	$1,043,206	$66,018	$1,109,224
Market Risk	68,581	1,097	69,678	69,043	1,230	70,273
Operational Risk	275,921	49,079	325,000	—	—	—
Total Risk-Weighted Assets	$1,111,461	$121,205	$1,232,666	$1,112,249	$67,248	$1,179,497

Citigroup Risk-Weighted Assets Under Basel III (Full Implementation) at December 31, 2015

	Advanced Approaches			Standardized Approach
In millions of dollars	Citicorp	Citi Holdings	Total	Citicorp	Citi Holdings	Total
Credit Risk	$731,515	$84,945	$816,460	$1,008,951	$78,748	$1,087,699
Market Risk	70,701	4,116	74,817	71,015	4,170	75,185
Operational Risk	275,921	49,079	325,000	—	—	—
Total Risk-Weighted Assets	$1,078,137	$138,140	$1,216,277	$1,079,966	$82,918	$1,162,884

Total risk-weighted assets under both the Basel III Advanced Approaches and the Standardized Approach increased from year-end 2015 due to an increase in credit risk-weighted assets, partially offset by a decrease in market risk-weighted assets. The growth in credit risk-weighted assets resulted from higher derivative exposures, and a net increase in cards exposures arising from the acquisition of the Costco portfolio, which was offset in part by residential mortgage loan sales and repayments, as well as divestitures of certain Citi Holdings portfolios. In addition, further contributing to the increase in credit risk-weighted assets under the Advanced Approaches were model enhancements related to OTC derivatives and derivatives CVA.

Citigroup Risk-Weighted Assets Rollforward (Basel III Advanced Approaches with Full Implementation)

In millions of dollars	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total Risk-Weighted Assets, beginning of period	$1,239,575	$1,216,277
Changes in Credit Risk-Weighted Assets
Net decrease in retail exposures(1)	(1,278)	(9,192)
Net increase in wholesale exposures(2)	1,335	3,724
Net change in repo-style transactions	(3,218)	635
Net decrease in securitization exposures	(2,154)	(468)
Net change in equity exposures	(345)	549
Net increase in over-the-counter (OTC) derivatives(3)	2,148	9,686
Net increase in derivatives CVA(4)	1,854	12,774
Net increase in other exposures(5)	2,483	3,326
Net change in supervisory 6% multiplier(6)	(63)	494
Net increase in Credit Risk-Weighted Assets	$762	$21,528
Changes in Market Risk-Weighted Assets
Net decrease in risk levels(7)	$(7,741)	$(2,437)
Net change due to model and methodology updates(8)	70	(2,702)
Net decrease in Market Risk-Weighted Assets	$(7,671)	$(5,139)
Net change in Operational Risk-Weighted Assets	$—	$—
Total Risk-Weighted Assets, end of period	$1,232,666	$1,232,666

(1)
Retail exposures decreased during the three months ended June 30, 2016, in part, due to residential mortgage loan sales and repayments, divestitures of certain Citi Holdings portfolios, and the impact of FX translation. Retail exposures decreased during the six months ended June 30, 2016, in part, due to residential mortgage loan sales and repayments, divestitures of certain Citi Holdings portfolios and reductions in qualifying revolving (cards) exposures attributable to seasonal holiday spending repayments. In addition, retail exposures for both the three and six months ended June 30, 2016 also reflect the acquisition of the Costco cards portfolio.

(2)
Wholesale exposures increased slightly during the three months ended June 30, 2016 primarily due to growth in commercial loans, partially offset by the impact of FX translation. Wholesale exposures increased during the six months ended June 30, 2016 primarily due to increases in securities AFS and commercial loans, partially offset by a decrease in loan commitments.

(3)
OTC derivatives increased during the three months ended June 30, 2016 primarily due to changes in fair value. OTC derivatives increased during the six months ended June 30, 2016 primarily driven by increased trade volume and model enhancements.

(4)
Derivatives CVA increased during the three months ended June 30, 2016 primarily driven by volatility and rating changes. Derivatives CVA increased during the six months ended June 30, 2016 primarily driven by increased volatility and model enhancements.

(5)	Other exposures include cleared transactions, unsettled transactions, assets other than those reportable in specific exposure categories and non-material portfolios.

(6)	Supervisory 6% multiplier does not apply to derivatives CVA.

(7)
Risk levels decreased during the three and six months ended June 30, 2016 primarily due to a reduction in exposure levels subject to comprehensive risk, a reduction in positions subject to securitization charges, and the ongoing assessment regarding the applicability of the market risk capital rules to certain securitization positions, partially offset by an increase in assets subject to standard specific risk charges. In addition, further contributing to the decline in risk levels during the three months ended June 30, 2016 was a reduction in exposure levels subject to Value at Risk and Stressed Value at Risk.

(8)	Risk-weighted assets declined during the six months ended June 30, 2016 due to updated model volatility inputs.

Supplementary Leverage Ratio
Citigroup’s Supplementary Leverage ratio was 7.5% for the second quarter of 2016, compared to 7.4% for the first quarter of 2016 and 7.1% for the fourth quarter of 2015. The growth in the ratio quarter-over-quarter was principally driven by an increase in Tier 1 Capital attributable largely to quarterly net income of $4.0 billion and a $1.5 billion noncumulative perpetual preferred stock issuance, partially offset by an increase in identifiable intangible assets other than MSRs and Total Leverage Exposure. The growth in the ratio from the fourth quarter of 2015 was also principally driven by an increase in Tier 1 Capital attributable largely to net income of $7.5 billion, $2.5 billion of noncumulative perpetual preferred stock issuances, and the favorable effects associated with DTA utilization of approximately $2.4 billion, offset in part by the return of capital to common shareholders.
The following table sets forth Citi’s Supplementary Leverage ratio and related components, assuming full implementation under the U.S. Basel III rules, for the three months ended June 30, 2016 and December 31, 2015.

Citigroup Basel III Supplementary Leverage Ratio and Related Components (Full Implementation)

In millions of dollars, except ratios	June 30, 2016	December 31, 2015
Tier 1 Capital	$174,027	$164,036
Total Leverage Exposure (TLE)
On-balance sheet assets(1)	$1,807,312	$1,784,248
Certain off-balance sheet exposures:(2)
Potential future exposure (PFE) on derivative contracts	207,468	206,128
Effective notional of sold credit derivatives, net(3)	68,412	76,923
Counterparty credit risk for repo-style transactions(4)	21,457	25,939
Unconditionally cancellable commitments	60,913	58,699
Other off-balance sheet exposures	220,334	225,450
Total of certain off-balance sheet exposures	$578,584	$593,139
Less: Tier 1 Capital deductions	58,967	59,538
Total Leverage Exposure	$2,326,929	$2,317,849
Supplementary Leverage ratio	7.48%	7.08%

(1)	Represents the daily average of on-balance sheet assets for the quarter.

(2)	Represents the average of certain off-balance sheet exposures calculated as of the last day of each month in the quarter.

(3)
Under the U.S. Basel III rules, banking organizations are required to include in TLE the effective notional amount of sold credit derivatives, with netting of exposures permitted if certain conditions are met.

(4)	Repo-style transactions include repurchase or reverse repurchase transactions and securities borrowing or securities lending transactions.

Citibank’s Supplementary Leverage ratio, assuming full implementation under the U.S. Basel III rules, was 6.8% for the second quarter of 2016, compared to 6.9% for the first quarter of 2016 and 6.7% for the fourth quarter of 2015. The slight decrease in the ratio quarter-over-quarter was primarily attributable to a decline in Tier 1 Capital, as quarterly net income of $3.5 billion was more than offset by the aggregate effects of an increase in identifiable intangible assets other than MSRs, as well as cash dividends paid by Citibank to its parent, Citicorp, and which were subsequently remitted to Citigroup. The increase in the ratio from the fourth quarter of 2015 was principally driven by an increase in Tier 1 Capital due to net income, and beneficial net movements in AOCI, partially offset by cash dividends paid by Citibank to its parent, Citicorp, and which were subsequently remitted to Citigroup.

Regulatory Capital Standards Developments
For additional information regarding other recent regulatory capital standards developments, see “Capital Resources—Regulatory Capital Standards Developments” in Citigroup’s 2015 Annual Report on Form 10-K and First Quarter of 2016 Form 10-Q.

Interest Rate Risk in the Banking Book
In April 2016, the Basel Committee on Banking Supervision (Basel Committee) issued a final rule which sets forth revised principles regarding the supervisory review process over a bank’s management of interest rate risk in the banking book (IRRBB), as well as the methods expected to be used by banks for the measurement, monitoring and control of IRRBB. Moreover, the final rule establishes qualitative and quantitative public disclosure requirements for IRRBB. The final rule is applicable to large, internationally active banking organizations, and is expected to be implemented by 2018.
The U.S. banking agencies have not yet proposed rules for incorporating the Basel Committee’s revised principles on IRRBB into the U.S. regulatory capital framework.

Revisions to the Securitization Framework
In July 2016, the Basel Committee issued a final rule which amends the Basel III securitization framework issued in December 2014 to include an alternative, and potentially preferential, regulatory capital treatment for securitizations identified as “simple, transparent and comparable” (STC). Although the Basel Committee had previously issued criteria solely for identifying STC securitizations in July 2015, this final rule introduces further requirements with respect to these identifying criteria as well as sets forth additional criteria, all of which must be satisfied in order for a securitization exposure to receive the alternative and more favorable regulatory capital treatment.
The U.S. banking agencies may revise the regulatory capital treatment of securitization exposures, including STC securitizations, in the future, based upon the revisions adopted by the Basel Committee.

Tangible Common Equity, Tangible Book Value Per Share and Book Value Per Share
Tangible common equity (TCE), as currently defined by Citi, represents common equity less goodwill and other intangible assets (other than MSRs). Other companies may calculate TCE in a different manner. TCE and tangible book value per share are non-GAAP financial measures.

In millions of dollars or shares, except per share amounts	June 30, 2016	December 31, 2015
Total Citigroup stockholders’ equity	$231,888	$221,857
Less: Preferred stock	19,253	16,718
Common equity	$212,635	$205,139
Less:
Goodwill	22,496	22,349
Intangible assets (other than MSRs)(1)	5,521	3,721
Goodwill and intangible assets (other than MSRs) related to assets held-for-sale	30	68
Tangible common equity (TCE)	$184,588	$179,001

Common shares outstanding (CSO)	2,905.4	2,953.3
Tangible book value per share (TCE/CSO)	$63.53	$60.61
Book value per share (Common equity/CSO)	$73.19	$69.46

(1)
Identifiable intangible assets (other than MSRs) increased by approximately $2.2 billion during the second quarter of 2016 as a result of the acquisition of the Costco cards portfolio, as well as the renewal and extension of the co-branded credit card program agreement with American Airlines. For additional information, see Note 16 to the Consolidated Financial Statements.

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

CONSUMER CREDIT

North America Consumer Mortgage Lending

Overview
Citi’s North America consumer mortgage portfolio consists of both residential first mortgages and home equity loans. At June 30, 2016, Citi’s North America consumer mortgage portfolio was $76.9 billion (compared to $78.7 billion at March 31, 2016), of which the residential first mortgage portfolio was $55.8 billion (compared to $56.8 billion at March 31, 2016), and the home equity loan portfolio was $21.1 billion (compared to $21.9 billion at March 31, 2016). For additional information on Citi’s North America consumer mortgage portfolio, see Note 14 to the Consolidated Financial Statements and “Credit Risk—North America Consumer Mortgage Lending” in Citi’s 2015 Annual Report on Form 10-K.

North America Consumer Mortgage—Residential First Mortgages
The following charts detail the quarterly outstanding loans and credit trends for Citi’s residential first mortgage portfolio in North America.

North America Residential First Mortgage - EOP Loans In billions of dollars

North America Residential First Mortgage - Net Credit Losses In millions of dollars

$104
3
80
21
$85
1
75
9
$68
3
56
9
$2
$13
1
11
2Q'15
3Q'15
4Q'15
1Q'16 (2)
2Q'16 (3)
Citi Holdings - CMI
Citi Holdings - CFNA
Citicorp

	2Q'15	3Q'15	4Q'15	1Q'16	2Q'16
Total NCL Rate	0.6%	0.5%	0.4%	0.02%	0.1%
Citi Holdings CMI	0.4%	0.2%	0.2%	0.02%	0.3%
Citi Holdings CFNA	4.7%	4.6%	4.0%	0.0%	0.0%
Citi Holdings Total	1.4%	1.2%	1.0%	0.02%	0.3%
Citicorp	0.03%	0.01%	0.03%	0.01%	0.01%

S&P/Case Shiller Home Price Index [4]				
4.8%	5.3%	5.6%	5.4%	5.4%[5]

Note: CMI refers to loans originated by CitiMortgage. CFNA refers to loans originated by CitiFinancial. Totals may not sum due to rounding.

(1)
Decrease in 4Q’15 EOP loans primarily reflected the transfer of CFNA residential first mortgages to held-for-sale and classification as Other assets at year-end 2015. This transfer did not impact net credit losses in 4Q’15.

(2)	Decrease in 1Q’16 net credit losses primarily reflected the transfer of CFNA residential first mortgage to held-for-sale and classification as Other assets at year-end 2015.

(3)	2Q’16 excludes a $23 million recovery of prior net credit losses related to the sale of CMI residential first mortgages during the quarter.

(4)	Year-over-year change in the S&P/Case-Shiller U.S. National Home Price Index.

(5)	Year-over-year change as of April 2016.

North America Residential First Mortgage Delinquencies-Citi Holdings In billions of dollars
Note: Days past due excludes (i) U.S. mortgage loans that are guaranteed by U.S. government-sponsored agencies because the potential loss predominantly resides with the U.S. agencies, and (ii) loans recorded at fair value. Totals may not sum due to rounding.

(1)	Decrease in 4Q’15 delinquencies primarily reflected the transfer of CFNA residential first mortgages to held-for-sale and classification as Other assets at year-end 2015.

Overall changes in net credit losses and delinquencies in Citi’s North America residential first mortgage portfolio during the current quarter as well as going forward will largely be driven by continued asset sales or transfers to held-for-sale as well as overall trends in HPI and interest rates.

North America Residential First Mortgages—State Delinquency Trends
The following tables set forth the six U.S. states and/or regions with the highest concentration of Citi’s residential first mortgages.

In billions of dollars	June 30, 2016					March 31, 2016
State(1)	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%(3)	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% LTV > 100%(3)	Refreshed FICO
CA	$19.6	38%	0.2%	—%	756	$19.6	38%	0.3%	1%	754
NY/NJ/CT(4)	13.2	26	0.7	1	753	13.0	25	0.7	1	752
IL(4)	2.3	4	0.9	3	737	2.2	4	1.0	5	736
VA/MD	2.2	4	1.0	3	722	2.2	4	1.2	4	719
FL(4)	2.2	4	0.7	2	727	2.2	4	0.9	3	725
TX	1.8	3	0.9	—	716	1.9	4	0.9	—	713
Other	10.0	20	1.2	2	714	10.7	21	1.2	2	711
Total	$51.3	100%	0.6%	1%	742	$51.8	100%	0.7%	1%	740

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

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

Foreclosures
A substantial majority of Citi’s foreclosure inventory consists of residential first mortgages. At June 30, 2016, Citi’s foreclosure inventory included approximately $0.1 billion, or 0.2%, of the total residential first mortgage portfolio, unchanged from March 31, 2016, based on the dollar amount of ending net receivables of loans in foreclosure inventory, excluding loans that are guaranteed by U.S. government agencies and loans subject to LTSCs.

North America Consumer Mortgage—Home Equity Loans
Citi’s home equity loan portfolio consists of both fixed-rate home equity loans and loans extended under home equity lines of credit. Fixed-rate home equity loans are fully amortizing. Home equity lines of credit allow for amounts to be drawn for a period of time with the payment of interest only and then, at the end of the draw period, the then-outstanding amount is converted to an amortizing loan (the interest-only payment feature during the revolving period is standard for this product across the industry). After conversion, the home equity loans typically have a 20-year amortization period. As of June 30, 2016, Citi’s home equity loan portfolio of $21.1 billion consisted of $5.9 billion of fixed-rate home equity loans and $15.2 billion of loans extended under home equity lines of credit (Revolving HELOCs).

Revolving HELOCs
Citi’s $15.2 billion of Revolving HELOCs as of June 30, 2016 consisted of $5.2 billion of loans that had commenced amortization (compared to $4.6 billion at March 31, 2016) and $10.0 billion of loans still within their revolving period that had not commenced amortization, or “reset” (compared to $11.2 billion at March 31, 2016). The following chart indicates the FICO and combined loan-to-value (CLTV) characteristics of Citi’s Revolving HELOCs portfolio and the year in which they reset:

North America Home Equity Lines of Credit Amortization – Citigroup Total ENR by Reset Year In billions of dollars as of June 30, 2016

$5.0
$4.5
$4.0
$3.5
$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$0.0
FICO 660+,CLTV>100
FICO<660,CLTV>100
FICO 660+,CLTV>=80<=100
FICO<660,CLTV>=80<=100
FICO 660+,CLTV<80
FICO<660,CLTV<80
%ENR
2.1%
2.0%
4.4%
15.4%
22.8%
24.6%
12.9%
15.9%
<2013
2013
2014
2015
2016
2017
2018
2019+

Note: Totals may not sum due to rounding.

Approximately 34% of Citi’s total Revolving HELOCs portfolio had commenced amortization as of June 30, 2016 (compared to 29% as of March 31, 2016). Of the remaining Revolving HELOCs portfolio, approximately 56% will commence amortization during the remainder of 2016–2017. Before commencing amortization, Revolving HELOC borrowers are required to pay only interest on their loans. Upon amortization, these borrowers will be required to pay both interest, usually at a variable rate, and principal that amortizes typically over 20 years, rather than the typical 30-year amortization. As a result, Citi’s customers with Revolving HELOCs that reset could experience “payment shock” due to the higher required payments on the loans.
While it is not certain what ultimate impact this payment shock could have on Citi’s delinquency rates and net credit losses, Citi currently estimates that the monthly loan payment for its Revolving HELOCs that reset during the remainder of 2016–2017 could increase on average by approximately $370, or 150%. Increases in interest rates could further increase these payments given the variable nature of the interest rates on these loans post-reset. Of the Revolving HELOCs that will commence amortization during the remainder of 2016–2017, approximately $0.5 billion, or 7%, of the loans have a CLTV greater than 100% as of June 30, 2016. Borrowers’ high loan-to-value positions, as well as the cost and availability of refinancing options, could limit borrowers’ ability to refinance their Revolving HELOCs as these loans begin to reset.
Approximately 6.5% of the Revolving HELOCs that have begun amortization as of June 30, 2016 were 30+ days past due, compared to 3.5% of the total outstanding home equity loan portfolio (amortizing and non-amortizing). This compared to 6.7% and 3.5%, respectively, as of March 31, 2016. As newly amortizing loans continue to season, the delinquency rate of the amortizing Revolving HELOC portfolio and total home equity loan portfolio is expected to increase. Delinquencies on newly amortizing loans have tended to peak between four and six months after reset. Resets to date have generally occurred during a period of historically low interest rates, improving HPI and a favorable economic environment, which Citi believes has likely reduced the overall “payment shock” to the borrower.
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

Net Credit Losses and Delinquencies
The following charts detail the quarterly outstanding loans and credit trends for Citi’s home equity loan portfolio in North America:

North America Home Equity - EOP Loans In billions of dollars

North America Home Equity - Net Credit Losses In millions of dollars

Note: Totals may not sum due to rounding.

(1)	2Q’16 excludes a non-recurring benefit to net credit losses of approximately $13 million associated with certain previously charged-off loans.

North America Home Equity Loan Delinquencies - Citi Holdings In billions of dollars
Note: Totals may not sum due to rounding.

As evidenced by the tables above, net credit losses in the North America home equity loan portfolio continued to improve during the second quarter of 2016, largely driven by the continued improvement in HPI.
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

North America Home Equity Loans—State Delinquency Trends
The following tables set forth the six U.S. states and/or regions with the highest concentration of Citi’s home equity loans:

In billions of dollars	June 30, 2016					March 31, 2016
State(1)	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO	ENR(2)	ENR Distribution	90+DPD %	% CLTV > 100%(3)	Refreshed FICO
CA	$5.7	29%	1.9%	4%	731	$6.0	29%	1.8%	5%	731
NY/NJ/CT(4)	5.6	28	2.7	9	726	5.8	28	2.5	9	725
FL(4)	1.4	7	2.1	16	715	1.4	7	1.9	21	715
VA/MD	1.2	6	2.1	24	714	1.2	6	1.9	26	714
IL(4)	0.9	4	1.7	30	722	0.9	4	1.6	33	722
IN/OH/MI(4)	0.5	2	1.7	25	704	0.5	3	2.0	29	703
Other	4.5	23	1.9	10	712	4.9	24	1.8	13	712
Total	$19.8	100%	2.1%	11%	722	$20.6	100%	2.0%	12%	722

Note: Totals may not sum due to rounding.

(1)	Certain of the states are included as part of a region based on Citi’s view of similar HPI within the region.

(2)	Ending net receivables. Excludes loans in Canada and Puerto Rico and loans subject to LTSCs. Excludes balances for which FICO or LTV data are unavailable.

(3)
Represents combined loan-to-value (CLTV) for both residential first mortgages and home equity loans. CLTV ratios (loan balance divided by appraised value) are calculated at origination and updated by applying market price data.

(4)	New York, New Jersey, Connecticut, Indiana, Ohio, Florida and Illinois are judicial states.

GCB Commercial Banking Exposure to the Energy and Energy-Related Sector
In addition to the total corporate credit exposure to the energy and energy-related sector described under “Corporate Credit” below, Citi’s commercial banking business, reported within GCB retail banking, had total credit exposure to the energy and energy-related sector of approximately $2.0 billion as of June 30, 2016, with approximately $1.4 billion of direct outstanding funded loans, or 5%, of the total outstanding commercial banking loans. This compared to approximately $2.1 billion of total corporate credit exposure and $1.4 billion of direct outstanding funded energy and energy-related loans as of March 31, 2016. In addition, as of June 30, 2016, approximately 88% of commercial banking’s total credit exposure to the energy and energy-related sector was in the U.S., unchanged from March 31, 2016. Approximately 29% of commercial banking’s total energy and energy-related exposure was rated investment grade at June 30, 2016, also unchanged from March 31, 2016.
During the second quarter of 2016, Citi built additional energy and energy-related loan loss reserves by approximately $2 million, and incurred net credit losses of approximately $17 million on this commercial banking portfolio. As of June 30, 2016, Citi held loan loss reserves against its funded energy and energy-related commercial banking loans equal to approximately 9.8% of these loans (compared to approximately 9.6% as of March 31, 2016).

Additional Consumer Credit Details

Consumer Loan Delinquency Amounts and Ratios

	EOP loans(1)	90+ days past due(2)			30–89 days past due(2)
In millions of dollars, except EOP loan amounts in billions	June 30, 2016	June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	March 31, 2016	June 30, 2015
Citicorp(3)(4)
Total	$285.2	$1,965	$2,022	$2,020	$2,318	$2,360	$2,290
Ratio		0.69%	0.74%	0.74%	0.82%	0.87%	0.84%
Retail banking
Total	$141.8	$515	$498	$567	$735	$793	$746
Ratio		0.37%	0.35%	0.40%	0.52%	0.56%	0.53%
North America	54.8	180	152	150	192	198	176
Ratio		0.33%	0.29%	0.31%	0.36%	0.38%	0.36%
Latin America	19.5	157	172	232	197	256	217
Ratio		0.81%	0.86%	1.10%	1.01%	1.27%	1.03%
Asia(5)	67.5	178	174	185	346	339	353
Ratio		0.26%	0.25%	0.26%	0.51%	0.49%	0.49%
Cards
Total	$143.4	$1,450	$1,524	$1,453	$1,583	$1,567	$1,544
Ratio		1.01%	1.17%	1.10%	1.10%	1.20%	1.17%
North America—Citi-branded	77.5	510	530	495	550	492	462
Ratio		0.66%	0.82%	0.77%	0.71%	0.76%	0.72%
North America—Citi retail services	43.3	619	665	567	669	688	652
Ratio		1.43%	1.56%	1.31%	1.55%	1.62%	1.51%
Latin America	5.0	145	149	200	137	152	183
Ratio		2.90%	2.81%	3.39%	2.74%	2.87%	3.10%
Asia(5)	17.6	176	180	191	227	235	247
Ratio		1.00%	1.02%	1.06%	1.29%	1.34%	1.36%
Citi Holdings(6)(7)
Total	$41.2	$878	$896	$1,647	$858	$929	$1,366
Ratio		2.23%	2.08%	2.70%	2.18%	2.16%	2.24%
International	5.5	170	145	185	138	161	213
Ratio		3.09%	2.27%	1.97%	2.51%	2.52%	2.27%
North America	35.7	708	751	1,462	720	768	1,153
Ratio		2.09%	2.05%	2.84%	2.12%	2.09%	2.24%
Total Citigroup	$326.4	$2,843	$2,918	$3,667	$3,176	$3,289	$3,656
Ratio		0.88%	0.93%	1.10%	0.98%	1.05%	1.09%

(1)	End-of-period (EOP) loans include interest and fees on credit cards.

(2)	The ratios of 90+ days past due and 30–89 days past due are calculated based on EOP loans, net of unearned income.

(3)
The 90+ days past due balances for North America—Citi-branded and North America—Citi retail services are generally still accruing interest. Citigroup’s policy is generally to accrue interest on credit card loans until 180 days past due, unless notification of bankruptcy filing has been received earlier.

(4)
The 90+ days and 30–89 days past due and related ratios for Citicorp North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due and (EOP loans) were $408 million ($0.9 billion), $456 million ($1.1 billion) and $423 million ($0.8 billion) at June 30, 2016, March 31, 2016 and June 30, 2015, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) were $91 million, $86 million and $75 million at June 30, 2016, March 31, 2016 and June 30, 2015, respectively.

(5)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

(6)
The 90+ days and 30–89 days past due and related ratios for Citi Holdings North America exclude U.S. mortgage loans that are guaranteed by U.S. government-sponsored entities since the potential loss predominantly resides within the U.S. government-sponsored entities. The amounts excluded for loans 90+ days past due (and EOP loans) were $1.2 billion ($1.8 billion), $1.3 billion ($1.9 billion) and $1.7 billion ($2.7 billion) at June 30, 2016, March 31, 2016 and June 30,

2015, respectively. The amounts excluded for loans 30–89 days past due (EOP loans have the same adjustment as above) for each period were $0.2 billion, $0.2 billion and $0.3 billion at June 30, 2016, March 31, 2016 and June 30, 2015, respectively.

(7)
The June 30, 2016, March 31, 2016 and June 30, 2015 loans 90+ days past due and 30–89 days past due and related ratios for North America exclude $9 million, $9 million and $12 million, respectively, of loans that are carried at fair value.

Consumer Loan Net Credit Losses and Ratios

	Average loans(1)	Net credit losses(2)(3)
In millions of dollars, except average loan amounts in billions	2Q16	2Q16	1Q16	2Q15
Citicorp
Total	$273.3	$1,373	$1,370	$1,504
Ratio		2.02%	2.03%	2.21%
Retail banking
Total	$141.4	$242	$220	$261
Ratio		0.69%	0.63%	0.73%
North America	54.4	44	24	39
Ratio		0.33%	0.18%	0.32%
Latin America	19.5	137	134	142
Ratio		2.83%	2.76%	2.70%
Asia(4)	67.5	61	62	80
Ratio		0.36%	0.37%	0.44%
Cards
Total	$131.9	$1,131	$1,150	$1,243
Ratio		3.45%	3.52%	3.84%
North America—Citi-branded	66.7	467	455	503
Ratio		2.82%	2.83%	3.19%
North America—Retail services	42.7	442	453	457
Ratio		4.16%	4.14%	4.30%
Latin America	5.1	123	144	174
Ratio		9.70%	11.14%	11.44%
Asia(4)	17.4	99	98	109
Ratio		2.29%	2.27%	2.43%
Citi Holdings(3)
Total	$43.3	$101	$143	$309
Ratio		0.94%	1.25%	1.90%
International	6.1	77	78	116
Ratio		5.08%	4.68%	4.70%
North America	37.2	24	65	193
Ratio		0.26%	0.66%	1.39%
Total Citigroup	$316.6	$1,474	$1,513	$1,813
Ratio		1.87%	1.92%	2.15%

(1)	Average loans include interest and fees on credit cards.

(2)	The ratios of net credit losses are calculated based on average loans, net of unearned income.

(3)
As a result of the entry into an agreement to sell OneMain Financial (OneMain), OneMain was classified as held-for-sale (HFS) beginning March 31, 2015. As a result of HFS accounting treatment, approximately $160 million of net credit losses (NCLs) were recorded as a reduction in revenue (Other revenue) during the second quarter of 2015. Accordingly, these NCLs are not included in this table. Loans HFS are excluded from this table as they are recorded in Other assets.

(4)	For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.
.

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

Corporate Credit Portfolio
The following table sets forth Citi’s corporate credit portfolio within ICG (excluding private bank), before consideration of collateral or hedges, by remaining tenor for the periods indicated:

	At June 30, 2016				At March 31, 2016				At December 31, 2015
In billions of dollars	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure	Due within 1 year	Greater than 1 year but within 5 years	Greater than 5 years	Total exposure
Direct outstandings (on-balance sheet)(1)	$111	$99	$24	$234	$104	$103	$24	$231	$98	$97	$25	$220
Unfunded lending commitments (off-balance sheet)(2)	101	209	32	342	103	225	23	351	99	231	26	356
Total exposure	$212	$308	$56	$576	$207	$328	$47	$582	$197	$328	$51	$576

(1)	Includes drawn loans, overdrafts, bankers’ acceptances and leases.

(2)	Includes unused commitments to lend, letters of credit and financial guarantees.

Portfolio Mix—Geography, Counterparty and Industry
Citi’s corporate credit portfolio is diverse across geography and counterparty. The following table shows the percentage by region based on Citi’s internal management geography:

	June 30, 2016	March 31, 2016	December 31, 2015
North America	54%	56%	56%
EMEA	26	25	25
Asia	12	12	12
Latin America	8	7	7
Total	100%	100%	100%

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
The following table presents the corporate credit portfolio by facility risk rating as a percentage of the total corporate credit portfolio:

	Total Exposure
	June 30, 2016	March 31, 2016	December 31, 2015
AAA/AA/A	49%	48%	48%
BBB	34	35	35
BB/B	15	15	15
CCC or below	2	2	2
Unrated	—	—	—
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.

Citi’s corporate credit portfolio is also diversified by industry. The following table shows the allocation of Citi’s total corporate credit portfolio by industry:

	Total Exposure
	June 30, 2016	March 31, 2016	December 31, 2015
Transportation and industrial	21%	21%	20%
Consumer retail and health	17	16	16
Power, chemicals, commodities and metals and mining	11	12	11
Technology, media and telecom	11	11	12
Energy(1)	9	8	9
Banks/broker-dealers/finance companies	7	7	7
Real estate	6	6	6
Hedge funds	5	5	5
Insurance and special purpose entities	5	5	5
Public sector	5	5	5
Other industries	3	4	4
Total	100%	100%	100%

Note: Total exposure includes direct outstandings and unfunded lending commitments.
(1) In addition to this exposure, Citi has energy-related exposure within the “Public sector” (e.g., energy-related state-owned entities) and “Transportation and industrial” sector (e.g., off-shore drilling entities) included in the table above. As of June 30, 2016, Citi’s total exposure to these energy-related entities remained largely consistent with the prior quarter, at approximately $6 billion, of which approximately $4 billion consisted of direct outstanding funded loans.

Exposure to the Energy and Energy-Related Sector
As of June 30, 2016, Citi’s total corporate credit exposure to the energy and energy-related sector (see footnote 1 to the table above) was $56.9 billion, with $22.1 billion consisting of direct outstanding funded loans, or 3%, of Citi’s total outstanding loans. This compared to $57.2 billion of total exposure and $22.3 billion of funded loans as of March 31, 2016. In addition, as of June 30, 2016, approximately 72% of ICG’s total corporate credit energy and energy-related exposure was in the United States, United Kingdom and Canada (unchanged from March 31, 2016). Also as of June 30, 2016, approximately 73% of Citi’s total energy and energy-related exposures were rated investment grade (unchanged from March 31, 2016).
During the second quarter of 2016, Citi incurred approximately $102 million of net credit losses in the energy and energy-related loan portfolio and released approximately $104 million of energy and energy-related loan loss reserves. As of June 30, 2016, Citi held loan loss reserves against its funded energy and energy-related loans equal to approximately 3.9% of these loans (down slightly from 4.2% at March 31, 2016), with a funded reserve ratio of approximately 10% on the non-investment grade portion of the portfolio, consistent with the prior quarter.
For information on Citi’s energy and energy-related exposures within GCB’s commercial banking business within retail banking, see “Commercial Credit—GCB Commercial Banking Exposure to the Energy and Energy-Related Sector” above.

Exposure to Banks, Broker-Dealers and Finance Companies
As of June 30, 2016, Citi’s total corporate credit exposure to banks, broker-dealers and finance companies was approximately $39 billion, of which $27 billion represented direct outstanding funded loans, or 5% of Citi’s total outstanding loans. Also as of June 30, 2016, approximately 84% of Citi’s bank, broker-dealers and finance companies total corporate credit exposure was rated investment grade.
Included in the amounts noted above, as of June 30, 2016, Citi’s total corporate credit exposure to banks was approximately $24 billion, with $19 billion consisting of direct outstanding funded loans, or 3% of Citi’s total outstanding loans. Of the approximately $24 billion as of June 30, 2016, approximately 30% related to Asia, 30% related to EMEA, 20% related to North America and 20% related to Latin America. More than 70% of Citi’s total corporate credit exposure to banks had a tenor of less than 12 months as of June 30, 2016.
In addition to the corporate lending exposures described above, Citi has additional exposure to banks, broker-dealers and finance companies in the form of derivatives and securities financing transactions, which are typically executed as repurchase and reverse repurchase agreements or securities loaned or borrowed arrangements.  As of June 30, 2016, Citi had net derivative credit exposure to banks, broker-dealers and finance companies of approximately $8 billion after the application of netting arrangements, legally enforceable margin agreements and other collateral arrangements. The collateral considered as part of the net derivative credit exposure was represented primarily by high quality, liquid assets. As of June 30, 2016, Citi had net credit exposure to banks, broker-dealers and finance companies in the form of securities financing transactions of $4 billion after the application of netting and collateral arrangements. The collateral considered in the net exposure for the securities financing transactions exposure was primarily cash and highly liquid investment grade securities.

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
At June 30, 2016, March 31, 2016 and December 31, 2015, $37.6 billion, $36.6 billion and $34.5 billion, respectively, of the corporate credit portfolio was economically hedged. Citigroup’s expected loss model used in the calculation of its loan loss reserve does not include the favorable impact of credit derivatives and other mitigants that are marked to market. In addition, the reported amounts of direct outstandings and unfunded lending commitments in the tables above do not reflect the impact of these hedging transactions. The credit protection was economically hedging underlying corporate credit portfolio exposures with the following risk rating distribution:

Rating of Hedged Exposure

	June 30, 2016	March 31, 2016	December 31, 2015
AAA/AA/A	20%	19%	21%
BBB	51	53	48
BB/B	25	25	27
CCC or below	4	3	4
Total	100%	100%	100%

The credit protection was economically hedging underlying corporate credit portfolio exposures with the following industry distribution:

Industry of Hedged Exposure

	June 30, 2016	March 31, 2016	December 31, 2015
Transportation and industrial	26%	28%	28%
Consumer retail and health	16	18	17
Technology, media and telecom	15	16	16
Energy	15	13	13
Power, chemicals, commodities and metals and mining	12	11	12
Insurance and special purpose entities	5	5	5
Public Sector	5	4	4
Banks/broker-dealers	5	4	4
Other industries	1	1	1
Total	100%	100%	100%

ADDITIONAL CONSUMER AND CORPORATE CREDIT DETAILS

Loans Outstanding

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2016	2016	2015	2015	2015
Consumer loans
In U.S. offices
Mortgage and real estate(1)	$77,242	$79,128	$80,281	$89,155	$90,715
Installment, revolving credit, and other	3,486	3,504	3,480	4,999	4,956
Cards	120,113	106,892	112,800	107,244	107,096
Commercial and industrial	7,041	6,793	6,407	6,437	6,493
	$207,882	$196,317	$202,968	$207,835	$209,260
In offices outside the U.S.
Mortgage and real estate(1)	$46,049	$47,831	$47,062	$47,295	$50,704
Installment, revolving credit, and other	27,830	28,778	29,480	29,702	30,958
Cards	25,844	26,312	27,342	26,865	28,662
Commercial and industrial	17,857	17,697	17,741	17,841	18,863
Lease financing	140	139	362	368	424
	$117,720	$120,757	$121,987	$122,071	$129,611
Total consumer loans	$325,602	$317,074	$324,955	$329,906	$338,871
Unearned income(2)	817	826	830	(687)	(677)
Consumer loans, net of unearned income	$326,419	$317,900	$325,785	$329,219	$338,194
Corporate loans
In U.S. offices
Commercial and industrial	$50,286	$44,104	$41,147	$40,435	$40,697
Loans to financial institutions	32,001	36,865	36,396	38,034	37,360
Mortgage and real estate(1)	40,175	38,697	37,565	37,019	34,680
Installment, revolving credit, and other	32,491	33,273	33,374	32,129	31,882
Lease financing	1,546	1,597	1,780	1,718	1,707
	$156,499	$154,536	$150,262	$149,335	$146,326
In offices outside the U.S.
Commercial and industrial	$87,125	$85,491	$82,358	$85,628	$87,274
Loans to financial institutions	27,856	28,652	28,704	28,090	29,675
Mortgage and real estate(1)	5,455	5,769	5,106	6,602	5,948
Installment, revolving credit, and other	24,825	21,583	20,853	19,352	20,214
Lease financing	255	280	303	329	378
Governments and official institutions	5,757	5,303	4,911	4,503	4,714
	$151,273	$147,078	$142,235	$144,504	$148,203
Total corporate loans	$307,772	$301,614	$292,497	$293,839	$294,529
Unearned income(3)	(676)	(690)	(665)	(614)	(605)
Corporate loans, net of unearned income	$307,096	$300,924	$291,832	$293,225	$293,924
Total loans—net of unearned income	$633,515	$618,824	$617,617	$622,444	$632,118
Allowance for loan losses—on drawn exposures	(12,304)	(12,712)	(12,626)	(13,626)	(14,075)
Total loans—net of unearned income and allowance for credit losses	$621,211	$606,112	$604,991	$608,818	$618,043
Allowance for loan losses as a percentage of total loans— net of unearned income(4)	1.96%	2.07%	2.06%	2.21%	2.25%
Allowance for consumer loan losses as a percentage of total consumer loans—net of unearned income(4)	2.89%	3.09%	3.02%	3.35%	3.45%
Allowance for corporate loan losses as a percentage of total corporate loans—net of unearned income(4)	0.95%	0.98%	0.97%	0.90%	0.84%

(1)	Loans secured primarily by real estate.

(2)
Unearned income on consumer loans primarily represents unamortized origination fees, costs, premiums and discounts. Prior to December 31, 2015, these items were more than offset by prepaid interest on loans outstanding issued by OneMain Financial. The sale of OneMain Financial was completed on November 16, 2015.

(3)	Unearned income on corporate loans primarily represents interest received in advance but not yet earned on loans originated on a discount basis.

(4)	All periods exclude loans that are carried at fair value.

Details of Credit Loss Experience

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
In millions of dollars	2016	2016	2015	2015	2015
Allowance for loan losses at beginning of period	$12,712	$12,626	$13,626	$14,075	$14,598
Provision for loan losses
Consumer	$1,275	$1,570	$1,684	$1,338	$1,559
Corporate	115	316	572	244	(44)
	$1,390	$1,886	$2,256	$1,582	$1,515
Gross credit losses
Consumer
In U.S. offices	$1,212	$1,230	$1,267	$1,244	$1,393
In offices outside the U.S.	678	689	794	746	816
Corporate
In U.S. offices	63	190	75	30	5
In offices outside the U.S.	95	34	44	48	121
	$2,048	$2,143	$2,180	$2,068	$2,335
Credit recoveries(1)
Consumer
In U.S. offices	$262	$256	$229	$222	$228
In offices outside the U.S.	154	150	164	155	168
Corporate
In U.S. offices	3	4	9	11	4
In offices outside the U.S.	13	9	16	17	15
	$432	$419	$418	$405	$415
Net credit losses
In U.S. offices	$1,010	$1,160	$1,104	$1,041	$1,166
In offices outside the U.S.	606	564	658	622	754
Total	$1,616	$1,724	$1,762	$1,663	$1,920
Other—net(2)(3)(4)(5)(6)(7)(8)	$(182)	$(76)	$(1,494)	(368)	$(118)
Allowance for loan losses at end of period	$12,304	$12,712	$12,626	$13,626	$14,075
Allowance for loan losses as a percentage of total loans(9)	1.96%	2.07%	2.06%	2.21%	2.25%
Allowance for unfunded lending commitments(6)(10)	$1,432	$1,473	$1,402	$1,036	$973
Total allowance for loan losses and unfunded lending commitments	$13,736	$14,185	$14,028	$14,662	$15,048
Net consumer credit losses	$1,474	$1,513	$1,668	$1,613	$1,813
As a percentage of average consumer loans	1.87%	1.90%	2.00%	1.93%	2.15%
Net corporate credit losses	$142	$211	$94	$50	$107
As a percentage of average corporate loans	0.19%	0.29%	0.13%	0.07%	0.15%
Allowance for loan losses at end of period(11)
Citicorp	$10,433	$10,544	$10,331	$10,213	$10,368
Citi Holdings	1,871	2,168	2,295	3,413	3,707
Total Citigroup	$12,304	$12,712	$12,626	$13,626	$14,075
Allowance by type
Consumer	$9,432	$9,807	$9,835	$11,030	$11,669
Corporate	2,872	2,905	2,791	2,596	2,406
Total Citigroup	$12,304	$12,712	$12,626	$13,626	$14,075

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)	Includes all adjustments to the allowance for credit losses, such as changes in the allowance from acquisitions, dispositions, securitizations, FX translation, purchase accounting adjustments, etc.

(3)
The second quarter of 2016 includes a reduction of approximately $101 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $24 million related to the transfers of a real estate loan portfolio to HFS. Additionally, the second quarter includes a reduction of approximately $75 million related to FX translation.

(4)
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

(6)
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

(7)
The third quarter of 2015 includes a reduction of approximately $110 million related to the sale or transfers to HFS of various loan portfolios, including a reduction of $14 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the third quarter includes a reduction of approximately $255 million related to FX translation.

(8)
The second quarter of 2015 includes a reduction of approximately $88 million related to the sale or transfers to held-for-sale (HFS) of various loan portfolios, including a reduction of $34 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the second quarter of 2015 includes a reduction of approximately $39 million related to FX translation.

(9)
June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015 exclude $4.1 billion, $4.8 billion, $5.0 billion, $5.5 billion and $6.5 billion, respectively, of loans which are carried at fair value.

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

Allowance for Loan Losses
The following tables detail information on Citi’s allowance for loan losses, loans and coverage ratios:

	June 30, 2016
In billions of dollars	Allowance for loan losses	Loans, net of unearned income	Allowance as a percentage of loans(1)
North America cards(2)	$4.6	$120.8	3.8%
North America mortgages(3)	1.4	76.9	1.8
North America other	0.4	13.6	2.9
International cards	1.5	25.1	6.0
International other(4)	1.5	90.0	1.7
Total consumer	$9.4	$326.4	2.9%
Total corporate	2.9	307.1	1.0
Total Citigroup	$12.3	$633.5	2.0%

(1)	Allowance as a percentage of loans excludes loans that are carried at fair value.

(2)	Includes both Citi-branded cards and Citi retail services. The $4.6 billion of loan loss reserves represented approximately 15 months of coincident net credit loss coverage.

(3)
Of the $1.4 billion, approximately $1.2 billion was allocated to North America mortgages in Citi Holdings. Of the $1.4 billion, approximately $0.5 billion and $0.8 billion are determined in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. Of the $76.9 billion in loans, approximately $71.0 billion and $5.8 billion of the loans are evaluated in accordance with ASC 450-20 and ASC 310-10-35 (troubled debt restructurings), respectively. For additional information, see Note 15 to the Consolidated Financial Statements.

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

•
A corporate loan may be classified as non-accrual and still be performing under the terms of the loan structure. Payments received on corporate non-accrual loans are generally applied to loan principal and not reflected as interest income. Approximately 66% of Citi’s corporate non-accrual loans were performing at June 30, 2016, compared to 59% at March 31, 2016.

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

As set forth in the tables below, Citi’s corporate non-accrual loans within Citicorp increased during the second quarter of 2016 by 6% or approximately $135 million, driven primarily by energy and energy-related exposures in EMEA (for additional information on these exposures, see “Corporate Credit” above). Approximately two-thirds of the total additions to corporate non-accrual loans during the quarter remained performing as of June 30, 2016.

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2016	2016	2015	2015	2015
Citicorp	$4,101	$3,718	$2,991	$2,921	$2,684
Citi Holdings	2,064	2,210	2,263	3,486	3,800
Total non-accrual loans	$6,165	$5,928	$5,254	$6,407	$6,484
Corporate non-accrual loans(1)(2)
North America	$1,280	$1,331	$818	$833	$467
EMEA	762	469	347	386	385
Latin America	267	410	303	230	226
Asia	151	117	128	129	145
Total corporate non-accrual loans	$2,460	$2,327	$1,596	$1,578	$1,223
Citicorp	$2,410	$2,275	$1,543	$1,525	$1,168
Citi Holdings	50	52	53	53	55
Total corporate non-accrual loans	$2,460	$2,327	$1,596	$1,578	$1,223
Consumer non-accrual loans(1)(3)
North America	$2,520	$2,519	$2,515	$3,622	$3,928
Latin America	884	817	874	935	1,032
Asia(4)	301	265	269	272	301
Total consumer non-accrual loans	$3,705	$3,601	$3,658	$4,829	$5,261
Citicorp	$1,691	$1,443	$1,448	$1,396	$1,516
Citi Holdings	2,014	2,158	2,210	3,433	3,745
Total consumer non-accrual loans	$3,705	$3,601	$3,658	$4,829	$5,261

(1)
Excludes purchased distressed loans, as they are generally accreting interest. The carrying value of these loans was $212 million at June 30, 2016, $236 million at March 31, 2016, $250 million at December 31, 2015, $320 million at September 30, 2015 and $343 million at June 30, 2015.

(2)
The increases in corporate non-accrual loans during the third quarter of 2015 and first quarter of 2016 primarily related to Citi’s North America and EMEA energy and energy-related corporate credit exposure.

(3) The December 31, 2015 decline includes the impact related to the transfer of approximately $8 billion of mortgage loans to Loans, held-for-sale (HFS) (included within Other assets).
(4) For reporting purposes, Asia GCB includes the results of operations of EMEA GCB for all periods presented.

The changes in Citigroup’s non-accrual loans were as follows:

	Three months ended			Three months ended
	June 30, 2016			June 30, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$2,327	$3,601	$5,928	$1,182	$5,572	$6,754
Additions	830	1,326	2,156	292	1,077	1,369
Sales and transfers to held-for-sale	(1)	(209)	(210)	(140)	(141)	(281)
Returned to performing	(68)	(143)	(211)	(10)	(281)	(291)
Paydowns/settlements	(491)	(396)	(887)	(103)	(309)	(412)
Charge-offs	(113)	(462)	(575)	(40)	(615)	(655)
Other	(24)	(12)	(36)	42	(42)	—
Ending balance	$2,460	$3,705	$6,165	$1,223	$5,261	$6,484

	Six months ended			Six months ended
	June 30, 2016			June 30, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Non-accrual loans at beginning of period	$1,596	$3,658	$5,254	$1,202	$5,905	$7,107
Additions	1,877	2,240	4,117	488	2,933	3,421
Sales and transfers to held-for-sale	(9)	(371)	(380)	(176)	(755)	(931)
Returned to performing	(83)	(284)	(367)	(21)	(607)	(628)
Paydowns/settlements	(589)	(641)	(1,230)	(242)	(616)	(858)
Charge-offs	(253)	(898)	(1,151)	(58)	(1,486)	(1,544)
Other	(79)	1	(78)	30	(113)	(83)
Ending balance	$2,460	$3,705	$6,165	$1,223	$5,261	$6,484

The table below summarizes Citigroup’s other real estate owned (OREO) assets as of the periods indicated. This represents the carrying value of all real estate property acquired by foreclosure or other legal proceedings when Citi has taken possession of the collateral:

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
In millions of dollars	2016	2016	2015	2015	2015
OREO
Citicorp	$54	$74	$70	$83	$85
Citi Holdings	121	131	139	144	161
Total OREO	$175	$205	$209	$227	$246
North America	$151	$159	$166	$177	$190
EMEA	—	1	1	1	1
Latin America	19	35	38	44	50
Asia	5	10	4	5	5
Total OREO	$175	$205	$209	$227	$246
Non-accrual assets—Total Citigroup
Corporate non-accrual loans	$2,460	$2,327	$1,596	$1,578	$1,223
Consumer non-accrual loans	3,705	3,601	3,658	4,829	5,261
Non-accrual loans (NAL)	$6,165	$5,928	$5,254	$6,407	$6,484
OREO	$175	$205	$209	$227	$246
Non-accrual assets (NAA)	$6,340	$6,133	$5,463	$6,634	$6,730
NAL as a percentage of total loans	0.97%	0.96%	0.85%	1.03%	1.03%
NAA as a percentage of total assets	0.35	0.34	0.32	0.37	0.37
Allowance for loan losses as a percentage of NAL(1)	200	214	240	213	217

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,
Non-accrual assets—Total Citicorp	2016	2016	2015	2015	2015
Non-accrual loans (NAL)	$4,101	$3,718	$2,991	$2,921	$2,684
OREO	54	74	70	83	85
Non-accrual assets (NAA)	$4,155	$3,792	$3,061	$3,004	$2,769
NAA as a percentage of total assets	0.24%	0.22%	0.19%	0.18%	0.16%
Allowance for loan losses as a percentage of NAL(1)	254	284	345	350	386
Non-accrual assets—Total Citi Holdings
Non-accrual loans (NAL)(2)	$2,064	$2,210	$2,263	$3,486	$3,800
OREO	121	131	139	144	161
Non-accrual assets (NAA)	$2,185	$2,341	$2,402	$3,630	$3,961
NAA as a percentage of total assets	3.31%	3.21%	2.97%	3.10%	3.19%
Allowance for loan losses as a percentage of NAL(1)	91	98	101	98	98

(1)
The allowance for loan losses includes the allowance for Citi’s credit card portfolios and purchased distressed loans, while the non-accrual loans exclude credit card balances (with the exception of certain international portfolios) and purchased distressed loans as these continue to accrue interest until charge-off.

(2)	The December 31, 2015 decline includes the impact related to the transfer of approximately $8 billion of mortgage loans to Loans, held-for-sale (HFS) (included within Other assets).

Renegotiated Loans
The following table presents Citi’s loans modified in TDRs.

In millions of dollars	Jun. 30, 2016	Dec. 31, 2015
Corporate renegotiated loans(1)
In U.S. offices
Commercial and industrial(2)	$26	$25
Mortgage and real estate(3)	96	104
Loans to financial institutions	—	5
Other	252	273
	$374	$407
In offices outside the U.S.
Commercial and industrial(2)	$297	$111
Mortgage and real estate(3)	34	33
Other	36	45
	$367	$189
Total corporate renegotiated loans	$741	$596
Consumer renegotiated loans(4)(5)(6)
In U.S. offices
Mortgage and real estate(7)	$5,643	$7,058
Cards	1,307	1,396
Installment and other	81	79
	$7,031	$8,533
In offices outside the U.S.
Mortgage and real estate	$463	$474
Cards	542	555
Installment and other	491	514
	$1,496	$1,543
Total consumer renegotiated loans	$8,527	$10,076

(1)
Includes $422 million and $258 million of non-accrual loans included in the non-accrual assets table above at June 30, 2016 and December 31, 2015, respectively. The remaining loans are accruing interest.

(2)
In addition to modifications reflected as TDRs at June 30, 2016, Citi also modified $374 million commercial loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) all within offices in the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(3)
In addition to modifications reflected as TDRs at June 30, 2016, Citi also modified $13 million of commercial real estate loans risk rated “Substandard Non-Performing” or worse (asset category defined by banking regulators) in offices inside the U.S. These modifications were not considered TDRs because the modifications did not involve a concession (a required element of a TDR for accounting purposes).

(4)
Includes $1,739 million and $1,852 million of non-accrual loans included in the non-accrual assets table above at June 30, 2016 and December 31, 2015, respectively. The remaining loans are accruing interest.

(5)	Includes $45 million and $53 million of commercial real estate loans at June 30, 2016 and December 31, 2015, respectively.

(6)	Includes $105 million and $128 million of other commercial loans at June 30, 2016 and December 31, 2015, respectively.

(7)	Reduction in the six months ended June 30, 2016 includes $1,073 million related to TDRs sold or transferred to held-for-sale.

LIQUIDITY RISK

For additional information on funding and liquidity at Citigroup, including its objectives, management and measurement, see “Liquidity Risk” and “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K.

High-Quality Liquid Assets (HQLA)

	Citibank			Non-Bank and Other(1)			Total
In billions of dollars	Jun. 30, 2016	Mar. 31, 2016	Jun. 30, 2015	Jun. 30, 2016	Mar. 31, 2016	Jun. 30, 2015	Jun. 30, 2016	Mar. 31, 2016	Jun. 30, 2015
Available cash	$61.3	$74.2	$71.9	$23.2	$24.5	$17.8	$84.5	$98.7	$89.7
U.S. sovereign	115.0	117.6	118.8	19.6	22.6	19.4	134.6	140.3	138.2
U.S. agency/agency MBS	69.2	68.9	58.5	0.3	0.5	1.3	69.5	69.4	59.7
Foreign government debt(2)	86.7	86.8	80.6	16.8	19.6	13.5	103.6	106.4	94.1
Other investment grade	1.2	1.1	2.9	1.5	1.6	1.1	2.7	2.7	4.0
Total HQLA (EOP)	$333.3	$348.7	$332.6	$61.5	$68.8	$53.1	$394.8	$417.5	$385.8
Total HQLA (AVG)	$342.5	$335.1	$—	$68.5	$65.0	$—	$411.0	$400.1	$—

Note: Except as indicated, amounts set forth in the table above are as of period end and may increase or decrease intra-period in the ordinary course of business. For securities, the amounts represent the liquidity value that potentially could be realized, and thus exclude any securities that are encumbered, as well as the haircuts that would be required for securities financing transactions. As previously disclosed (see “Liquidity Risk” in the First Quarter of 2016 Form 10-Q), the Federal Reserve Board has proposed requiring disclosure of HQLA, the Liquidity Coverage Ratio and related components on an average basis each quarter, as compared to end-of-period. Citi has presented the average information on these metrics currently available, which includes average total HQLA, average LCR and average net outflows under the LCR for the periods 2Q’16 and 1Q’16; 2Q’15 and other component information is not currently available.

(1)
“Non-Bank and Other” includes the parent holding company (Citigroup), Citi’s broker-dealer subsidiaries and other non-bank subsidiaries that are consolidated into Citigroup as well as Banamex and Citibank (Switzerland) AG. Banamex and Citibank (Switzerland) AG account for approximately $8 billion of the “Non-Bank and Other” HQLA balance as of June 30, 2016.

(2)
Foreign government debt includes securities issued or guaranteed by foreign sovereigns, agencies and multilateral development banks. Foreign government debt securities are held largely to support local liquidity requirements and Citi’s local franchises, and principally include government bonds from Hong Kong, Korea, India, Taiwan and Mexico.

As set forth in the table above, sequentially, Citi’s total HQLA declined on an end-of-period basis but increased on an average basis, as Citi maintained higher cash balances for most of the second quarter of 2016 in advance of its acquisition of the Costco portfolio on June 17, 2016.
Citi’s HQLA as set forth above does not include Citi’s available borrowing capacity from the Federal Home Loan Banks (FHLB) of which Citi is a member, which was approximately $37 billion as of June 30, 2016 (unchanged from both March 31, 2016 and June 30, 2015) and maintained by eligible collateral pledged to such banks. The HQLA also does not include Citi’s borrowing capacity at the U.S. Federal Reserve Bank discount window or other central banks, which would be in addition to the resources noted above.
In general, Citi’s liquidity is fungible across legal entities within its bank group. Citi’s bank subsidiaries, including Citibank, can lend to the Citi parent and broker-dealer entities in accordance with Section 23A of the Federal Reserve Act. As of June 30, 2016, the capacity available for lending to these entities under Section 23A was approximately $15 billion, compared to $14 billion as of March 31, 2016 and $17 billion as of June 30, 2015, subject to certain eligible non-cash collateral requirements.

Loans
The table below sets forth the end-of-period loans, by business and/or segment, and the total average loans for each of the periods indicated:

In billions of dollars	Jun. 30, 2016	Mar. 31, 2016	Jun. 30, 2015
Global Consumer Banking
North America	$175.6	$160.9	$156.9
Latin America	24.5	25.4	27.0
Asia(1)	85.1	86.3	90.5
Total	$285.2	$272.6	$274.4
Institutional Clients Group
Corporate lending	123.9	123.0	119.1
Treasury and trade solutions (TTS)	73.6	73.0	74.7
Private bank, markets and securities services and other	109.4	104.8	99.9
Total	$306.9	$300.8	$293.6
Total Citicorp	592.1	573.4	568.0
Total Citi Holdings	41.4	45.4	64.1
Total Citigroup loans (EOP)	$633.5	$618.8	$632.1
Total Citigroup loans (AVG)	$620.6	$612.2	$627.0

(1)	For reporting purposes, includes EMEA GCB for all periods presented.

As set forth on the table above, end-of-period loans remained largely unchanged year-over-year and increased 2% quarter-over-quarter. Excluding the impact of FX translation, Citigroup’s end-of-period loans increased 2% year-over-year and 3% quarter-over-quarter, as growth in Citicorp offset continued reductions in Citi Holdings.
Excluding the impact of FX translation, Citicorp loans increased 6% year-over-year. GCB loans grew 6% year-over-year, driven by 12% growth in North America. Within North America, Citi-branded cards increased 20% year-over-year, primarily due to the acquisition of the Costco portfolio. International GCB loans declined 1%, as continued growth in Mexico was more than offset by a 3% decline in Asia reflecting the repositioning of the retail portfolio in this region away from lower return mortgage loans as well as de-risking in the commercial portfolio, which was partially offset by growth in higher return card and personal loans. ICG loans increased 6% year-over-year. Within ICG, corporate loans increased 6% driven by both new business and the funding of transaction-related commitments to target market clients. While treasury and trade solutions loans remained relatively unchanged, private bank and markets and securities services loans grew 11% year-over-year driven by continued opportunities to support client activity.
Citi Holdings loans decreased 35% year-over-year driven by $18 billion of reductions in North America mortgages, including transfers to held-for-sale (see Note 14 to the Consolidated Financial Statements).

Deposits
The table below sets forth the end-of-period deposits, by business and/or segment, and the total average deposits for each of the periods indicated:

In billions of dollars	Jun. 30, 2016	Mar. 31, 2016	Jun. 30, 2015
Global Consumer Banking
North America	$183.3	$183.7	$182.5
Latin America	28.2	28.3	29.1
Asia(1)	90.5	90.7	89.4
Total	$302.0	$302.7	$301.0
Institutional Clients Group
Treasury and trade solutions (TTS)	405.0	415.0	397.3
Banking ex-TTS	116.4	114.8	108.4
Markets and securities services	85.5	77.3	82.5
Total	$606.8	$607.1	$588.3
Corporate/Other	22.7	15.6	7.0
Total Citicorp	$931.5	$925.4	$896.3
Total Citi Holdings	6.4	9.2	11.7
Total Citigroup deposits (EOP)	$937.9	$934.6	$908.0
Total Citigroup deposits (AVG)	$935.6	$911.7	$906.4

(1)	For reporting purposes, includes EMEA GCB for all periods presented.

As set forth in the table above, end-of-period deposits increased 3% year-over-year and remained relatively unchanged quarter-over-quarter. Excluding the impact of FX translation, Citigroup’s end-of-period deposits increased 5% year-over-year and 1% sequentially, despite continued reductions in Citi Holdings deposits.
Excluding the impact of FX translation, Citicorp deposits grew 6% year-over-year. Within Citicorp, GCB deposits increased 2% year-over-year, driven by 5% growth in international deposits. ICG deposits increased 5% year-over-year, driven by primarily by treasury and trade solutions, which continued to support clients’ local liquidity needs, particularly in North America and EMEA.

Long-Term Debt
The weighted-average maturities of unsecured long-term debt issued by Citigroup and its affiliates (including Citibank) with a remaining life greater than one year (excluding remaining trust preferred securities outstanding) was approximately 7.0 years as of June 30, 2016, unchanged sequentially and an increase from 6.7 years in the prior-year period, due primarily to the issuance of longer-dated debt securities during the second quarter of 2016 including in response to proposed total loss-absorbing capacity, or TLAC, requirements (for additional information on TLAC, see “Liquidity Risk— Long-Term Debt— Total Loss Absorbing Capacity (TLAC)” and “Risk Factors— Liquidity Risks” in Citi’s 2015 Annual Report on Form 10-K).
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

Long-Term Debt Outstanding
The following table sets forth Citi’s total long-term debt outstanding for the periods indicated:

In billions of dollars	Jun. 30, 2016	Mar. 31, 2016	Jun. 30, 2015
Parent
Benchmark debt:
Senior debt	$96.1	$94.0	$98.4
Subordinated debt	28.8	29.4	25.6
Trust preferred	1.7	1.7	1.7
Customer-related debt:
Structured debt	22.5	23.6	23.7
Non-structured debt	3.3	3.3	4.5
Local country and other(1)	2.3	4.1	1.2
Total parent	$154.8	$156.1	$155.1
Bank
FHLB borrowings	$19.6	$17.1	$16.8
Securitizations(2)	27.3	28.7	32.0
Local country and other(1)	5.8	6.0	7.9
Total bank	$52.6	$51.7	$56.7
Total long-term debt	$207.4	$207.8	$211.8
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

Citi’s total long-term debt outstanding decreased modestly both year-over-year and sequentially as Citi’s continued issuance of benchmark debt was more than offset by declines in other funding sources, including securitizations at the bank entities and customer-related debt at the parent.
As part of its liability management and to assist it in meeting regulatory changes and requirements, Citi has considered, and may continue to consider, opportunities to repurchase its long-term debt pursuant to open market purchases, tender offers or other means. Such repurchases help reduce Citi’s overall funding costs. During the second quarter of 2016, Citi repurchased an aggregate of approximately $2.9 billion of its outstanding long-term debt.

Long-Term Debt Issuances and Maturities
The table below details Citi’s long-term debt issuances and maturities (including repurchases and redemptions) during the periods presented:

	2Q16		1Q16		2Q15
In billions of dollars	Maturities	Issuances	Maturities	Issuances	Maturities	Issuances
Parent
Benchmark debt:
Senior debt	$5.1	$6.6	$4.3	$5.2	$3.2	$5.4
Subordinated debt	1.7	1.0	—	1.5	2.0	3.0
Trust preferred	—	—	—	—	—	—
Customer-related debt:
Structured debt	3.4	2.0	2.0	3.6	1.4	3.9
Non-structured debt	0.1	0.1	0.2	—	0.3	0.1
Local country and other	1.9	—	0.1	1.9	0.1	0.1
Total parent	$12.2	$9.7	$6.6	$12.2	$7.0	$12.5
Bank
FHLB borrowings	$1.0	$2.5	$1.7	$1.0	$—	$0.5
Securitizations	1.3	—	2.3	—	3.2	—
Local country and other	1.1	1.0	0.7	0.7	0.4	1.2
Total bank	$3.4	$3.5	$4.7	$1.7	$3.6	$1.7
Total	$15.6	$13.2	$11.3	$13.9	$10.6	$14.2

The table below shows Citi’s aggregate long-term debt maturities (including repurchases and redemptions) year-to-date in 2016, as well as its aggregate expected annual long-term debt maturities as of June 30, 2016:

	Maturities 2016 YTD
In billions of dollars		2016	2017	2018	2019	2020	2021	Thereafter	Total
Parent
Benchmark debt:
Senior debt	$9.4	$5.1	$14.4	$18.5	$14.6	$6.6	$8.7	$28.2	$96.1
Subordinated debt	1.7	—	2.4	1.0	1.3	—	—	24.1	28.8
Trust preferred	—	—	—	—	—	—	—	1.7	1.7
Customer-related debt:
Structured debt	5.4	2.0	3.4	2.5	2.1	2.2	1.7	8.6	22.5
Non-structured debt	0.3	0.3	0.5	0.6	0.2	0.2	0.1	1.3	3.3
Local country and other	2.0	—	0.3	0.2	0.1	0.1	—	1.6	2.3
Total parent	$18.8	$7.4	$20.9	$22.9	$18.3	$9.2	$10.5	$65.5	$154.8
Bank
FHLB borrowings	$2.7	$6.8	$8.8	$4.0	$—	$—	$—	$—	$19.6
Securitizations	3.6	8.1	5.3	8.4	1.9	0.1	2.5	1.0	27.3
Local country and other	1.8	1.4	1.8	0.8	0.4	1.0	0.2	0.2	5.8
Total bank	$8.1	$16.3	$15.8	$13.2	$2.3	$1.2	$2.7	$1.2	$52.6
Total long-term debt	$26.9	$23.7	$36.8	$36.1	$20.6	$10.4	$13.2	$66.7	$207.4

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
Secured funding of $158 billion as of June 30, 2016 declined 11% from the prior-year period and increased 1% sequentially. Excluding the impact of FX translation, secured funding decreased 9% from the prior-year period and increased 2% sequentially, both driven by normal business activity. Average balances for secured funding were approximately $161 billion for the quarter ended June 30, 2016.
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
The remainder of the secured funding activity in the broker-dealer subsidiaries serves to fund securities inventory held in the context of market making and customer activities. To maintain reliable funding under a wide range of market conditions, including under periods of stress, Citi manages these activities by taking into consideration the quality of the underlying collateral, and stipulating financing tenor. The weighted average maturity of Citi’s secured funding of less liquid securities inventory was greater than 110 days as of June 30, 2016.
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

Liquidity Coverage Ratio (LCR)
In addition to internal measures that Citi has developed for a 30-day stress scenario, Citi also monitors its liquidity by reference to the LCR, as calculated pursuant to the U.S. LCR rules (for additional information, see “Liquidity Risk” in each of Citi’s 2015 Annual Report on Form 10-K and First Quarter 2016 Form 10-Q). The table below sets forth the components of Citi’s LCR calculation and HQLA in excess of net outflows as of the periods indicated:

In billions of dollars	Jun. 30, 2016	Mar. 31, 2016	Jun. 30, 2015
HQLA	$411.0	$400.1	$385.8
Net outflows	339.8	333.3	347.3
LCR	121%	120%	111%
HQLA in excess of net outflows	$71.2	$66.8	$38.6
Note: Amounts for 2Q’16 and 1Q’16 set forth in the table above are presented on an average basis; amounts for 2Q’15 are presented end-of-period. Accordingly, data in 2Q’16 and 1Q’16 is not directly comparable to data in 2Q’15.
As set forth in the table above, Citi’s LCR increased sequentially driven by the increase in HQLA as discussed above, partially offset by higher net outflows due to growth in average deposits as well as the impact of the Costco portfolio acquisition.

Credit Ratings
The table below sets forth the ratings for Citigroup and Citibank as of June 30, 2016. While not included in the table below, the long-term and short-term ratings of Citigroup Global Markets Inc. (CGMI) were A/A-1 at Standard & Poor’s and A+/F1 at Fitch as of June 30, 2016. The long-term and short-term ratings of Citigroup Global Markets Holdings Inc. (CGMHI) were BBB+/A-2 at Standard & Poor’s and A/F1 at Fitch as of June 30, 2016.

	Citigroup Inc.			Citibank, N.A.
	Senior debt	Commercial paper	Outlook	Long- term	Short- term	Outlook
Fitch Ratings (Fitch)	A	F1	Stable	A+	F1	Stable
Moody’s Investors Service (Moody’s)	Baa1	P-2	Stable	A1	P-1	Stable
Standard & Poor’s (S&P)	BBB+	A-2	Stable	A	A-1	Watch Positive

Recent Credit Rating Developments
On June 14, 2016, Fitch affirmed Citigroup Inc.’s Viability Rating (VR) and Long-Term Issuer Default Rating (IDR) at ‘a/A’, respectively. At the same time, Fitch affirmed Citibank, N.A.’s VR and IDR at ‘a/A+’, respectively. The outlooks for the Long-Term IDRs are Stable.

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

Citigroup Inc. and Citibank—Potential Derivative Triggers
As of June 30, 2016, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citigroup Inc. across all three major rating agencies could impact Citigroup’s funding and liquidity due to derivative triggers by approximately $1.2 billion, compared to $0.8 billion as of March 31, 2016. Other funding sources, such as securities financing transactions and other margin requirements, for which there are no explicit triggers, could also be adversely affected.
As of June 30, 2016, Citi estimates that a hypothetical one-notch downgrade of the senior debt/long-term rating of Citibank across all three major rating agencies could impact Citibank’s funding and liquidity by approximately $2.1 billion, compared to $1.3 billion as of March 31, 2016, due to derivative triggers.
In total, Citi estimates that a one-notch downgrade of Citigroup and Citibank, across all three major rating agencies, could result in aggregate cash obligations and collateral requirements of approximately $3.3 billion, compared to $2.1 billion as of March 31, 2016 (see also Note 21 to the Consolidated Financial Statements). As set forth under “High-Quality Liquid Assets” above, the liquidity resources of Citibank were approximately $343 billion and the liquidity resources of Citi’s non-bank and other entities were approximately $69 billion, for a total of approximately $411 billion as of June 30, 2016. These liquidity resources are available in part as a contingency for the potential events described above.
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

Citibank—Additional Potential Impacts
In addition to the above derivative triggers, Citi believes that a potential one-notch downgrade of Citibank’s senior debt/long-term rating by S&P could also have an adverse impact on the commercial paper/short-term rating of Citibank. As of June 30, 2016, Citibank had liquidity commitments of approximately $10.0 billion to consolidated asset-backed commercial paper conduits, unchanged from March 31, 2016 (as referenced in Note 20 to the Consolidated Financial Statements).
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

In millions of dollars (unless otherwise noted)	Jun. 30, 2016	Mar. 31, 2016	Jun. 30, 2015
Estimated annualized impact to net interest revenue
U.S. dollar(1)	$1,394	$1,362	$1,360
All other currencies	590	587	645
Total	$1,984	$1,949	$2,005
As a percentage of average interest-earning assets	0.12%	0.13%	0.12%
Estimated initial impact to AOCI (after-tax)(2)	$(4,628)	$(4,950)	$(4,213)
Estimated initial impact on Common Equity Tier 1 Capital ratio (bps)(3)	(52)	(57)	(47)

(1)
Certain trading-oriented businesses within Citi have accrual-accounted positions that are excluded from the estimated impact to net interest revenue in the table since these exposures are managed economically in combination with mark-to-market positions. The U.S. dollar interest rate exposure associated with these businesses was $(230) million for a 100 basis point instantaneous increase in interest rates as of June 30, 2016.

(2)	Includes the effect of changes in interest rates on AOCI related to investment securities, cash flow hedges and pension liability adjustments.

(3)	The estimated initial impact to the Common Equity Tier 1 Capital ratio considers the effect of Citi’s deferred tax asset position and is based on only the estimated initial AOCI impact above.
The slight increase in the estimated impact to net interest revenue sequentially primarily reflected changes in the balance sheet composition. The sequential decrease in the estimated impact to AOCI primarily reflected changes in the composition of Citi Treasury’s investment and interest rate derivatives portfolio.
In the event of an unanticipated parallel instantaneous 100 basis point increase in interest rates, Citi expects the negative impact to AOCI would be offset in stockholders’ equity through the combination of expected incremental net interest revenue and the expected recovery of the impact on AOCI through accretion of Citi’s investment portfolio over a period of time. As of June 30, 2016, Citi expects that the negative $4.6 billion impact to AOCI in such a scenario could potentially be offset over approximately 30 months.

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

In millions of dollars (unless otherwise noted)	Scenario 1	Scenario 2	Scenario 3	Scenario 4
Overnight rate change (bps)	100	100	—	—
10-year rate change (bps)	100	—	100	(100)
Estimated annualized impact to net interest revenue
U.S. dollar	$1,394	$1,380	$171	$(170)
All other currencies	590	552	34	(33)
Total	$1,984	$1,932	$205	$(203)
Estimated initial impact to AOCI (after-tax)(1)	$(4,628)	$(2,941)	$(1,863)	$1,482
Estimated initial impact to Common Equity Tier 1 Capital ratio (bps)(2)	(52)	(33)	(21)	16
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

Changes in Foreign Exchange Rates—Impacts on AOCI and Capital
As of June 30, 2016, Citi estimates that an unanticipated parallel instantaneous 5% appreciation of the U.S. dollar against all of the other currencies in which Citi has invested capital could reduce Citi’s tangible common equity (TCE) by approximately $1.6 billion, or 0.9% of TCE, as a result of changes to Citi’s foreign currency translation adjustment in AOCI, net of hedges. This impact would be primarily due to changes in the value of the Mexican peso, the Euro and the Japanese Yen.

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

	For the quarter ended
In millions of dollars (unless otherwise noted)	Jun. 30, 2016	Mar. 31, 2016	Jun. 30, 2015
Change in FX spot rate(1)	(0.9)%	2.1%	0.2%
Change in TCE due to FX translation, net of hedges	$(441)	$396	$(44)
As a percentage of TCE	(0.2)%	0.2%	—%
Estimated impact to Common Equity Tier 1 Capital ratio (on a fully implemented basis) due to changes in FX translation, net of hedges (bps)	2	(1)	(3)

(1)	FX spot rate change is a weighted average based upon Citi’s quarterly average GAAP capital exposure to foreign countries.

Interest Revenue/Expense and Net Interest Margin

	2nd Qtr.		1st Qtr.		2nd Qtr.		Change
In millions of dollars, except as otherwise noted	2016		2016		2015		2Q16 vs. 2Q15
Interest revenue(1)	$14,473		$14,286		$14,995		(3)%
Interest expense	3,120		2,940		3,051		2
Net interest revenue(1)(2)	$11,353		$11,346		$11,944		(5)%
Interest revenue—average rate	3.65%		3.68%		3.71%		(6)	bps
Interest expense—average rate	1.04		0.99		0.97		7	bps
Net interest margin	2.86		2.92		2.95		(9)	bps
Interest-rate benchmarks
Two-year U.S. Treasury note—average rate	0.77%		0.84%		0.61%		16	bps
10-year U.S. Treasury note—average rate	1.75		1.91		2.16		(41)	bps
10-year vs. two-year spread	98	bps	107	bps	155	bps
Note: All interest expense amounts include FDIC deposit insurance assessments.

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $117 million, $119 million, and $121 million for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively.

(2)	Excludes expenses associated with certain hybrid financial instruments, which are classified as Long-term debt and accounted for at fair value.

Citi’s net interest margin (NIM) is calculated by dividing gross interest revenue less gross interest expense by average interest earning assets. Citi’s NIM was 2.86% in the second quarter of 2016, lower than the first quarter driven by higher cash balances and lower loan yields.

For information regarding expected changes to the FDIC deposit insurance assessment, see “Market Risk—Interest Revenue/Expense and Net Interest Margin” in Citi’s First Quarter of 2016 Form 10-Q.

Additional Interest Rate Details
Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest revenue			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2016	2016	2015	2016	2016	2015	2016	2016	2015
Assets
Deposits with banks(5)	$135,245	$117,765	$134,641	$237	$219	$168	0.70%	0.75%	0.50%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$148,511	$150,044	$149,577	$362	$374	$307	0.98%	1.00%	0.82%
In offices outside the U.S.(5)	84,018	78,571	86,458	302	273	357	1.45%	1.40%	1.66%
Total	$232,529	$228,615	$236,035	$664	$647	$664	1.15%	1.14%	1.13%
Trading account assets(7)(8)
In U.S. offices	$108,602	$104,982	$118,896	$970	$953	$985	3.59%	3.65%	3.32%
In offices outside the U.S.(5)	101,075	99,118	110,691	603	518	671	2.40%	2.10%	2.43%
Total	$209,677	$204,100	$229,587	$1,573	$1,471	$1,656	3.02%	2.90%	2.89%
Investments
In U.S. offices
Taxable	$225,279	$228,980	$214,168	$991	$1,000	$973	1.77%	1.76%	1.82%
Exempt from U.S. income tax	19,010	19,400	19,818	170	169	99	3.60%	3.50%	2.00%
In offices outside the U.S.(5)	107,235	103,763	99,045	837	754	760	3.14%	2.92%	3.08%
Total	$351,524	$352,143	$333,031	$1,998	$1,923	$1,832	2.29%	2.20%	2.21%
Loans (net of unearned income)(9)
In U.S. offices	$353,422	$350,107	$347,779	$5,793	$5,873	$6,292	6.59%	6.75%	7.26%
In offices outside the U.S.(5)	267,226	262,133	279,247	3,972	3,901	3,721	5.98%	5.99%	5.34%
Total	$620,648	$612,240	$627,026	$9,765	$9,774	$10,013	6.33%	6.42%	6.41%
Other interest-earning assets(10)	$45,639	$47,765	$62,656	$236	$252	$662	2.08%	2.12%	4.24%
Total interest-earning assets	$1,595,262	$1,562,628	$1,622,976	$14,473	$14,286	$14,995	3.65%	3.68%	3.71%
Non-interest-earning assets(7)	$212,050	$214,943	$216,708
Total assets from discontinued operations	—	—	—
Total assets	$1,807,312	$1,777,571	$1,839,684

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $117 million, $119 million, and $121 million for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume			Interest expense			% Average rate
	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.	2nd Qtr.	1st Qtr.	2nd Qtr.
In millions of dollars, except rates	2016	2016	2015	2016	2016	2015	2016	2016	2015
Liabilities
Deposits
In U.S. offices(5)	$286,653	$277,648	$269,673	$371	$316	$330	0.52%	0.46%	0.49%
In offices outside the U.S.(6)	435,242	424,055	431,305	935	888	958	0.86%	0.84%	0.89%
Total	$721,895	$701,703	$700,978	$1,306	$1,204	$1,288	0.73%	0.69%	0.74%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$103,517	$103,523	$112,690	$260	$260	$183	1.01%	1.01%	0.65%
In offices outside the U.S.(6)	57,685	59,392	70,602	267	242	260	1.86%	1.64%	1.48%
Total	$161,202	$162,915	$183,292	$527	$502	$443	1.31%	1.24%	0.97%
Trading account liabilities(8)(9)
In U.S. offices	$27,420	$23,636	$26,008	$64	$52	$27	0.94%	0.88%	0.42%
In offices outside the U.S.(6)	45,960	41,676	46,972	32	36	27	0.28%	0.35%	0.23%
Total	$73,380	$65,312	$72,980	$96	$88	$54	0.53%	0.54%	0.30%
Short-term borrowings(10)
In U.S. offices	$54,825	$56,834	$65,695	$43	$29	$73	0.32%	0.21%	0.45%
In offices outside the U.S.(6)	10,253	22,642	48,584	66	71	84	2.59%	1.26%	0.69%
Total	$65,078	$79,476	$114,279	$109	$100	$157	0.67%	0.51%	0.55%
Long-term debt(11)
In U.S. offices	$175,506	$172,429	$180,517	$1,009	$995	$1,057	2.31%	2.32%	2.35%
In offices outside the U.S.(6)	6,714	6,854	7,393	73	51	52	4.37%	2.99%	2.82%
Total	$182,220	$179,283	$187,910	$1,082	$1,046	$1,109	2.39%	2.35%	2.37%
Total interest-bearing liabilities	$1,203,775	$1,188,689	$1,259,439	$3,120	$2,940	$3,051	1.04%	0.99%	0.97%
Demand deposits in U.S. offices	$38,979	$31,336	$24,670
Other non-interest-bearing liabilities(8)	335,243	332,065	336,701
Total liabilities	$1,577,997	$1,552,090	$1,620,810
Citigroup stockholders’ equity(12)	$228,149	$224,320	$217,522
Noncontrolling interest	1,166	1,161	1,352
Total equity(12)	$229,315	$225,481	$218,874
Total liabilities and stockholders’ equity	$1,807,312	$1,777,571	$1,839,684
Net interest revenue as a percentage of average interest-earning assets(13)
In U.S. offices	$854,825	$853,513	$884,959	$6,816	$6,986	$7,087	3.21%	3.29%	3.21%
In offices outside the U.S.(6)	740,437	709,115	738,017	4,537	4,360	4,857	2.46	2.47	2.64
Total	$1,595,262	$1,562,628	$1,622,976	$11,353	$11,346	$11,944	2.86%	2.92%	2.95%

(1)
Net interest revenue includes the taxable equivalent adjustments related to the tax-exempt bond portfolio (based on the U.S. federal statutory tax rate of 35%) of $117 million, $119 million, and $121 million for the three months ended June 30, 2016, March 31, 2016 and June 30, 2015, respectively.

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

(12)	Includes stockholders’ equity from discontinued operations.

(13)	Includes allocations for capital and funding costs based on the location of the asset.

Average Balances and Interest Rates—Assets(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest revenue		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2016	2015	2016	2015	2016	2015
Assets
Deposits with banks(5)	$126,505	$136,907	$456	$351	0.72%	0.52%
Federal funds sold and securities borrowed or purchased under agreements to resell(6)
In U.S. offices	$149,278	$150,327	$736	$590	0.99%	0.79%
In offices outside the U.S.(5)	81,295	88,280	575	716	1.42%	1.64%
Total	$230,573	$238,607	$1,311	$1,306	1.14%	1.10%
Trading account assets(7)(8)
In U.S. offices	$106,792	$117,923	$1,923	$1,903	3.62%	3.25%
In offices outside the U.S.(5)	100,097	111,000	1,121	1,187	2.25%	2.16%
Total	$206,889	$228,923	$3,044	$3,090	2.96%	2.72%
Investments
In U.S. offices
Taxable	$227,130	$213,800	$1,991	$1,913	1.76%	1.80%
Exempt from U.S. income tax	19,205	20,279	339	182	3.55%	1.81%
In offices outside the U.S.(5)	105,499	100,607	1,591	1,529	3.03%	3.06%
Total	$351,834	$334,686	$3,921	$3,624	2.24%	2.18%
Loans (net of unearned income)(9)
In U.S. offices	$351,765	$352,865	$11,666	$12,660	6.67%	7.24%
In offices outside the U.S.(5)	264,680	278,081	7,873	7,916	5.98%	5.74%
Total	$616,445	$630,946	$19,539	$20,576	6.37%	6.58%
Other interest-earning assets(10)	$46,702	$54,080	$488	$772	2.10%	2.88%
Total interest-earning assets	$1,578,948	$1,624,149	$28,759	$29,719	3.66%	3.69%
Non-interest-earning assets(7)	$213,496	$222,258
Total assets from discontinued operations	—	—
Total assets	$1,792,444	$1,846,407

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $236 million and $244 million for the six months ended June 30, 2016 and 2015, respectively.

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

(9)	Includes cash-basis loans.

(10)	Includes brokerage receivables.

Average Balances and Interest Rates—Liabilities and Equity, and Net Interest Revenue(1)(2)(3)(4)
Taxable Equivalent Basis

	Average volume		Interest expense		% Average rate
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
In millions of dollars, except rates	2016	2015	2016	2015	2016	2015
Liabilities
Deposits
In U.S. offices(5)	$282,151	$275,596	$687	$686	0.49%	0.50%
In offices outside the U.S.(6)	429,649	424,092	1,823	1,927	0.85%	0.92%
Total	$711,800	$699,688	$2,510	$2,613	0.71%	0.75%
Federal funds purchased and securities loaned or sold under agreements to repurchase(7)
In U.S. offices	$103,520	$109,542	$520	$346	1.01%	0.64%
In offices outside the U.S.(6)	58,539	70,661	509	473	1.75%	1.35%
Total	$162,059	$180,203	$1,029	$819	1.28%	0.92%
Trading account liabilities(8)(9)
In U.S. offices	$25,528	$27,024	$116	$50	0.91%	0.37%
In offices outside the U.S.(6)	43,818	46,066	68	51	0.31%	0.22%
Total	$69,346	$73,090	$184	$101	0.53%	0.28%
Short-term borrowings(10)
In U.S. offices	$55,830	$68,878	$72	$94	0.26%	0.28%
In offices outside the U.S.(6)	16,448	52,831	138	183	1.69%	0.70%
Total	$72,278	$121,709	$210	$277	0.58%	0.46%
Long-term debt(11)
In U.S. offices	$173,968	$186,036	$2,003	$2,167	2.32%	2.35%
In offices outside the U.S.(6)	6,784	7,200	124	102	3.68%	2.86%
Total	$180,752	$193,236	$2,127	$2,269	2.37%	2.37%
Total interest-bearing liabilities	$1,196,235	$1,267,926	$6,060	$6,079	1.02%	0.97%
Demand deposits in U.S. offices	$35,158	$24,344
Other non-interest-bearing liabilities(8)	333,653	337,915
Total liabilities from discontinued operations	—	—
Total liabilities	$1,565,046	$1,630,185
Citigroup stockholders’ equity(12)	$226,235	$214,828
Noncontrolling interest	1,164	1,394
Total equity(12)	$227,399	$216,222
Total liabilities and stockholders’ equity	$1,792,445	$1,846,407
Net interest revenue as a percentage of average interest-earning assets
In U.S. offices	$854,172	$913,944	$13,802	$14,091	3.25%	3.11%
In offices outside the U.S.(6)	724,776	710,205	8,897	9,549	2.47%	2.71%
Total	$1,578,948	$1,624,149	$22,699	$23,640	2.89%	2.94%

(1)
Net interest revenue includes the taxable equivalent adjustments (based on the U.S. federal statutory tax rate of 35%) of $236 million and $244 million for the six months ended June 30, 2016 and 2015, respectively.

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

(11)	Includes stockholders' equity from discontinued operations.

(12)	Includes allocations for capital and funding costs based on the location of the asset.
Analysis of Changes in Interest Revenue(1)(2)(3)

	2nd Qtr. 2016 vs. 1st Qtr. 2016			2nd Qtr. 2016 vs. 2nd Qtr. 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits with banks(4)	$31	$(13)	$18	$1	$68	$69
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(4)	$(8)	$(12)	$(2)	$57	$55
In offices outside the U.S.(4)	19	10	29	(10)	(45)	(55)
Total	$15	$2	$17	$(12)	$12	$—
Trading account assets(5)
In U.S. offices	$33	$(16)	$17	$(89)	$74	$(15)
In offices outside the U.S.(4)	10	75	85	(58)	(10)	(68)
Total	$43	$59	$102	$(147)	$64	$(83)
Investments(1)
In U.S. offices	$(19)	$11	$(8)	$48	$41	$89
In offices outside the U.S.(4)	26	57	83	64	13	77
Total	$7	$68	$75	$112	$54	$166
Loans (net of unearned income)(6)
In U.S. offices	$55	$(135)	$(80)	$101	$(600)	$(499)
In offices outside the U.S.(4)	76	(5)	71	(165)	416	251
Total	$131	$(140)	$(9)	$(64)	$(184)	$(248)
Other interest-earning assets(7)	$(11)	$(5)	$(16)	$(148)	$(278)	$(426)
Total interest revenue	$216	$(29)	$187	$(258)	$(264)	$(522)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	Includes brokerage receivables.

Analysis of Changes in Interest Expense and Net Interest Revenue(1)(2)(3)

	2nd Qtr. 2016 vs. 1st Qtr. 2016			2nd Qtr. 2016 vs. 2nd Qtr. 2015
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change	Average volume	Average rate	Net change
Deposits
In U.S. offices	$11	$44	$55	$21	$20	$41
In offices outside the U.S.(4)	24	23	47	9	(32)	(23)
Total	$35	$67	$102	$30	$(12)	$18
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$—	$—	$—	$(16)	$93	$77
In offices outside the U.S.(4)	(7)	32	25	(53)	60	7
Total	$(7)	$32	$25	$(69)	$153	$84
Trading account liabilities(5)
In U.S. offices	$9	$3	$12	$2	$35	$37
In offices outside the U.S.(4)	3	(7)	(4)	(1)	6	5
Total	$12	$(4)	$8	$1	$41	$42
Short-term borrowings(6)
In U.S. offices	$(1)	$15	$14	$(11)	$(19)	$(30)
In offices outside the U.S.(4)	(53)	48	(5)	(107)	89	(18)
Total	$(54)	$63	$9	$(118)	$70	$(48)
Long-term debt
In U.S. offices	$18	$(4)	$14	$(29)	$(19)	$(48)
In offices outside the U.S.(4)	(1)	23	22	(5)	26	21
Total	$17	$19	$36	$(34)	$7	$(27)
Total interest expense	$3	$177	$180	$(190)	$259	$69
Net interest revenue	$213	$(206)	$7	$(68)	$(523)	$(591)

(1)	The taxable equivalent adjustment is related to the tax-exempt bond portfolio based on the U.S. federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations. See Note 2 to the Consolidated Financial Statements.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in interest on Trading account assets and Trading account liabilities, respectively.

(6)	Includes brokerage payables.

Analysis of Changes in Interest Revenue, Interest Expense, and Net Interest Revenue(1)(2)(3)

	Six Months 2016 vs. Six Months 2015
	Increase (decrease) due to change in:
In millions of dollars	Average volume	Average rate	Net change(2)
Deposits at interest with banks(4)	$(28)	$133	$105
Federal funds sold and securities borrowed or purchased under agreements to resell
In U.S. offices	$(4)	$150	$146
In offices outside the U.S.(4)	(54)	(87)	(141)
Total	$(58)	$63	$5
Trading account assets(5)
In U.S. offices	$(189)	$209	$20
In offices outside the U.S.(4)	(120)	54	(66)
Total	$(309)	$263	$(46)
Investments(1)
In U.S. offices	$113	$122	$235
In offices outside the U.S.(4)	74	(12)	62
Total	$187	$110	$297
Loans (net of unearned income)(6)
In U.S. offices	$(39)	$(955)	$(994)
In offices outside the U.S.(4)	(390)	347	(43)
Total	$(429)	$(608)	$(1,037)
Other interest-earning assets	$(96)	$(188)	$(284)
Total interest revenue	$(733)	$(227)	$(960)
Deposits (7)
In U.S. offices	$16	$(15)	$1
In offices outside the U.S.(4)	25	(129)	(104)
Total	$41	$(144)	$(103)
Federal funds purchased and securities loaned or sold under agreements to repurchase
In U.S. offices	$(20)	$194	$174
In offices outside the U.S.(4)	(90)	126	36
Total	$(110)	$320	$210
Trading account liabilities(5)
In U.S. offices	$(3)	$69	$66
In offices outside the U.S.(4)	(3)	20	17
Total	$(6)	$89	$83
Short-term borrowings
In U.S. offices	$(17)	$(5)	$(22)
In offices outside the U.S.(4)	(185)	140	(45)
Total	$(202)	$135	$(67)
Long-term debt
In U.S. offices	$(139)	$(25)	$(164)
In offices outside the U.S.(4)	(6)	28	22
Total	$(145)	$3	$(142)
Total interest expense	$(422)	$403	$(19)
Net interest revenue	$(311)	$(630)	$(941)

(1)	The taxable equivalent adjustment is based on the U.S. Federal statutory tax rate of 35% and is included in this presentation.

(2)	Rate/volume variance is allocated based on the percentage relationship of changes in volume and changes in rate to the total net change.

(3)	Detailed average volume, Interest revenue and Interest expense exclude Discontinued operations.

(4)	Changes in average rates reflect changes in prevailing local interest rates, including inflationary effects and monetary corrections in certain countries.

(5)
Interest expense on Trading account liabilities of ICG is reported as a reduction of Interest revenue. Interest revenue and Interest expense on cash collateral positions are reported in Trading account assets and Trading account liabilities, respectively.

(6)	Includes cash-basis loans.

(7)	The interest expense on deposits includes the FDIC assessment and deposit insurance fees and charges of $502 million and $585 million for the six months ended June 30, 2016 and 2015, respectively.

Market Risk of Trading Portfolios
For additional information on Citi’s market risk of trading portfolios, see “Market Risk—Market Risk of Trading Portfolios” in Citi’s 2015 Annual Report on Form 10-K.

Value at Risk
As of June 30, 2016, Citi estimates that the conservative features of its VAR calibration contribute an approximate 16% add-on (compared to 22% at March 31, 2016) to what would be a VAR estimated under the assumption of stable and perfectly normal distributed markets.
As set forth in the table below, Citi’s average Trading VAR as of June 30, 2016 decreased sequentially, mainly due to interest rate risk profile changes from hedging activity associated with non-trading positions. Average Trading and Credit Portfolio VAR as of June 30, 2016 decreased more than Trading VAR, with the further decrease mainly from lower spread volatilities affecting the credit portfolio.

		Second Quarter		First Quarter		Second Quarter
In millions of dollars	June 30, 2016	2016 Average	March 31, 2016	2016 Average	June 30, 2015	2015 Average
Interest rate	$32	$32	$37	$41	$33	$42
Credit spread	61	60	62	64	64	$70
Covariance adjustment(1)	(30)	(26)	(29)	(27)	(22)	(25)
Fully diversified interest rate and credit spread	$63	$66	$70	$78	$75	$87
Foreign exchange	26	20	25	29	32	34
Equity	11	15	9	15	24	21
Commodity	23	20	17	14	18	18
Covariance adjustment(1)	(59)	(56)	(62)	(56)	(66)	(70)
Total trading VAR—all market risk factors, including general and specific risk (excluding credit portfolios)(2)	$64	$65	$59	$80	$83	$90
Specific risk-only component(3)	$9	$9	$7	$7	$7	$6
Total trading VAR—general market risk factors only (excluding credit portfolios)(2)	$55	$56	$52	$73	$76	$84
Incremental impact of the credit portfolio(4)	$22	$23	$29	$28	$15	$23
Total trading and credit portfolio VAR	$86	$88	$88	$108	$98	$113

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

The table below provides the range of market factor VARs associated with Citi’s total trading VAR, inclusive of specific risk:

	Second Quarter		First Quarter		Second Quarter
	2016		2016		2015
In millions of dollars	Low	High	Low	High	Low	High
Interest rate	$26	$40	$29	$64	$29	$73
Credit spread	56	64	56	69	63	77
Fully diversified interest rate and credit spread	$60	$74	$66	$97	$71	$106
Foreign exchange	14	29	24	40	22	51
Equity	10	26	9	24	12	32
Commodity	16	25	10	18	15	22
Total trading	$55	$76	$59	$106	$71	$107
Total trading and credit portfolio	79	98	85	131	89	141
Note: No covariance adjustment can be inferred from the above table as the high and low for each market factor will be from different close of business dates.

The following table provides the VAR for ICG, excluding the CVA relating to derivative counterparties, hedges of CVA, fair value option loans and hedges to the loan portfolio:

In millions of dollars	Jun. 30, 2016
Total—all market risk factors, including general and specific risk	$62
Average—during quarter	$61
High—during quarter	72
Low—during quarter	53

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
As of June 30, 2016, there was one back-testing exception observed for Citi’s Regulatory VAR for the prior 12 months. Trading losses on June 3, 2016 exceeded the VAR estimate at the Citigroup level, driven by higher volatility in the interest rate and foreign exchange markets following the release of weak non-farm payroll data.

COUNTRY RISK

For additional information on country risk at Citi, see “Country Risk” and “Risk Factors” in Citi’s 2015 Annual Report on Form 10-K.

Top 25 Country Exposures
The following table presents Citi’s top 25 exposures by country (excluding the U.S.) as of June 30, 2016.  For purposes of the table, loan amounts are reflected in the country where the loan is booked, which is generally based on the domicile of the borrower. For example, a loan to a Chinese subsidiary of a Switzerland-based corporation will generally be categorized as a loan in China. In addition, Citi has developed regional booking centers in certain countries, most significantly in the United Kingdom (U.K.) and Ireland, in order to more efficiently serve its corporate customers.  As an example, with respect to the U.K., only 30% of corporate loans presented in the table below are to U.K. domiciled entities (25% for unfunded commitments), with the balance of the loans predominately to European domiciled counterparties.  Approximately 85% of the total U.K. funded loans and 90% of the total U.K. unfunded commitments were investment grade as of June 30, 2016. Trading account assets and investment securities are generally categorized based on the domicile of the issuer of the security of the underlying reference entity.  For additional information on the assets included in the table, see the footnotes to the table below.

In billions of dollars	ICG loans(1)	GCB loans(2)	Other funded(3)	Unfunded(4)	Net MTM on Derivatives/Repos(5)	Total hedges (on loans and CVA)	Investment securities(6)	Trading account assets(7)	Total as of 2Q16	Total as of 1Q16	Total as of 4Q15
United Kingdom	$33.1	$—	$3.7	$51.8	$13.5	$(3.0)	$8.9	$0.4	$108.4	$103.5	$110.4
Mexico	7.2	24.5	0.4	5.3	0.8	(0.6)	15.9	3.5	57.0	61.1	60.4
Singapore	12.0	13.3	0.5	5.1	0.8	(0.3)	5.7	0.2	37.3	37.2	36.7
Korea	2.9	19.3	0.4	4.4	1.4	(1.0)	8.6	1.2	37.2	38.5	39.3
Hong Kong	11.7	10.4	0.7	5.3	0.5	(0.9)	5.0	2.6	35.3	34.5	35.2
India	10.2	6.3	0.7	4.5	0.4	(1.3)	7.1	3.1	31.0	32.8	33.0
Brazil	14.3	1.9	0.2	3.8	2.9	(2.8)	4.1	4.2	28.6	27.8	23.2
Ireland	7.7	—	0.4	15.1	0.3	—	—	0.6	24.1	24.5	22.0
Australia	3.9	10.2	—	4.9	1.0	(0.9)	4.6	(1.1)	22.6	25.9	24.5
China	7.3	4.5	3.2	1.6	1.3	(1.1)	3.0	2.6	22.4	22.9	23.0
Canada	2.5	0.6	2.3	6.3	2.8	(0.9)	4.3	0.2	18.1	17.4	16.5
Germany	0.2	—	—	4.2	3.7	(3.5)	9.8	2.9	17.3	21.9	18.8
Japan	2.8	—	0.4	2.9	4.1	(1.2)	2.4	4.2	15.6	11.1	9.1
Taiwan	3.8	8.0	0.1	1.4	0.2	(0.2)	1.2	0.9	15.4	15.5	14.8
Poland	2.7	1.6	0.1	3.2	0.1	(0.3)	4.7	0.1	12.2	14.8	13.1
Malaysia	2.0	4.8	0.2	1.8	0.2	(0.1)	0.8	1.6	11.3	10.8	9.2
Netherlands	—	—	—	—	1.6	(1.0)	6.1	0.4	7.1	6.8	7.1
Thailand	0.9	1.9	—	1.1	0.1	—	1.7	0.8	6.5	6.2	5.4
United Arab Emirates	3.5	1.3	0.2	1.6	0.4	(0.4)	—	(0.2)	6.4	6.4	6.4
Luxembourg	0.1	—	—	—	0.5	(0.2)	5.1	0.2	5.7	6.2	4.9
Indonesia	1.9	1.1	0.1	1.0	—	(0.2)	0.9	0.4	5.2	5.2	4.4
Colombia	2.3	1.7	—	0.9	0.3	(0.1)	0.3	(0.3)	5.1	5.9	5.7
Russia	2.4	0.9	—	0.8	0.2	(0.5)	0.6	0.4	4.8	5.1	5.0
Turkey	3.3	—	0.4	0.5	0.3	(0.1)	0.4	(0.2)	4.6	4.8	4.0
South Africa	1.3	—	—	2.2	0.3	(0.3)	1.1	(0.1)	4.5	2.8	2.8

(1)
ICG loans reflect funded corporate loans and private bank loans, net of unearned income. As of June 30, 2016, private bank loans in the table above totaled $16.5 billion, concentrated in the U.K. ($4.3 billion), Singapore ($6.6 billion) and Hong Kong ($4.5 billion).

(2)	GCB loans include funded loans in Brazil and Colombia related to businesses that were transferred to Citi Holdings as of January 1, 2016.

(3)	Other funded includes other direct exposure such as accounts receivable, loans held-for-sale, other loans in Citi Holdings and investments accounted for under the equity method.

(4)	Unfunded exposure includes unfunded corporate lending commitments, letters of credit and other contingencies.

(5)	Net mark-to-market (MTM) on derivatives and securities lending/borrowing transactions (repos). Exposures are shown net of collateral and inclusive of CVA. Includes margin loans.

(6)	Investment securities include securities available-for-sale, recorded at fair market value, and securities held-to-maturity, recorded at historical cost.

(7)	Trading account assets are shown on a net basis and include derivative exposures where the underlying reference entity is located in that country.

Included within the table above are Citi’s exposures to the U.K. as well as certain other countries within the European Union (EU) as of June 30, 2016. On June 23, 2016, a referendum was held in the U.K. regarding the U.K.’s continued membership in the EU, with the result that a majority of votes cast were in favor of the U.K. leaving the EU.
The result of the referendum has raised numerous uncertainties, including as to when the U.K. may begin the official process of withdrawal and the commencement of negotiations with the EU regarding the terms of the withdrawal. Additional areas of uncertainty that could impact Citi include, among others: (i) whether Citi will need to make changes to its legal entity and booking model strategy and/or structure in both the U.K. and the EU based on the outcome of negotiations relating to the regulation of financial services; (ii) the potential impact of the withdrawal to the economy of the United Kingdom as well as more broadly throughout Europe; (iii) the potential impact to Citi’s exposures to counterparties as a result of any macroeconomic slowdown; (iv) the impact of the referendum on U.S. monetary policy, such as changes to interest rates; and (v) the potential impact to foreign exchange rates, particularly the Euro and the pound sterling, and the resulting impacts to Citi’s results of operations.
To date, Citi has not experienced any significant negative impact to its results of operations or client or counterparty activity or exposures as a result of the U.K. referendum. Given the current status, it is not possible to determine as to the outcome of the issues raised above. However, Citi will continue to monitor developments emanating from the U.K. referendum closely.

Argentina
For additional information relating to Citi’s exposures in Argentina, see “Country Risk—Argentina” in Citi’s 2015 Annual Report on Form 10-K and First Quarter of 2016 Form 10-Q.
There were no significant changes to Citi’s exposures in Argentina during the current quarter. Citi’s net investment in its Argentine operations was approximately $722 million as of June 30, 2016 (compared to $756 million as of March 31, 2016) with cumulative translation losses, net of qualifying net investment hedges, of approximately $2 billion (pretax) as of June 30, 2016 (unchanged from March 31, 2016). In addition, during the current quarter, Citi Argentina was notified by the Comision Nacional de Valores that Citi’s previous suspension from certain capital markets activities had been lifted and an Argentine court, at the request of the Ministry of Economy and Public Finance, lifted an injunction that restricted Citi from exiting its retail custody business in Argentina.

Venezuela
For historical information on foreign exchange controls in Venezuela as well as additional information on Citi’s exposures in Venezuela, see “Country Risk—Venezuela” in Citi’s 2015 Annual Report on Form 10-K and First Quarter of 2016 Form 10-Q.
As of June 30, 2016, Citi’s net investment in its Venezuelan operations was approximately $54 million (compared to $51 million as of March 31, 2016), with de minimis foreign exchange exposure remaining. Citi also had cumulative translation losses related to its investment in Venezuela of approximately $20 million, which would not be reclassified into earnings unless a change of control, liquidation or similar event to Citi’s Venezuela operations were to occur. Accordingly, if any such event were to occur, Citi estimates its net exposure to Venezuela would be approximately $70 million as of June 30, 2016.
In addition, as previously reported, on July 11, 2016, following a periodic risk management review in Venezuela, Citi decided to discontinue correspondent banking and the servicing of certain accounts in Venezuela.

INCOME TAXES

Deferred Tax Assets
For additional information on Citi’s deferred tax assets (DTAs), see “Risk Factors—Operational Risks,” “Significant Accounting Policies and Significant Estimates—Income Taxes” and Note 9 to the Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.
At June 30, 2016, Citigroup had recorded net DTAs of approximately $45.4 billion, a decrease of $0.9 billion from March 31, 2016 and $2.4 billion from December 31, 2015. The sequential decrease in DTAs was driven primarily by the continued generation of U.S. taxable earnings in Citicorp and gains in AOCI.
The following table summarizes Citi’s net DTAs balance as of the periods presented. Of Citi’s net DTAs as of June 30, 2016, those arising from net operating losses, foreign tax credit and general business credit carry-forwards are 100% deducted in calculating Citi’s regulatory capital, while DTAs arising from temporary differences are deducted from regulatory capital if in excess of the 10%/15% limitations (see “Capital Resources” above). Approximately $17.4 billion of the net DTAs was not deducted in calculating regulatory capital pursuant to full Basel III implementation standards as of June 30, 2016.

Jurisdiction/Component	DTAs balance
In billions of dollars	June 30, 2016	December 31, 2015
Total U.S.	$43.1	$45.2
Total foreign	2.3	2.6
Total	$45.4	$47.8

Effective Tax Rate
Citi’s effective tax rate for the second quarter of 2016 was 29.9%, slightly higher than the 29.2% effective tax rate in the second quarter of 2015 (excluding CVA/DVA).  The slight increase was due to a combination of factors, including the impact of the previously disclosed New York City tax reform and a state and local audit settlement in the prior-year period and the lower level of pretax income in the current quarter.

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
Citi’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of Citigroup’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016 and, based on that evaluation, the CEO and CFO have concluded that at that date Citigroup’s disclosure controls and procedures were effective.

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
A branch of Citibank located in Dublin, Ireland processed a funds transfer to the Embassy of Iran in Ireland during the second quarter of 2016. The value of this funds transfer was approximately EUR 50 (approximately $57.00). This payment was for visa services which are exempt under Office of Foreign Assets Control regulations. The transaction resulted in nominal revenue for Citibank.

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

•
the potential impact of any inclusion of Citi’s GSIB surcharge in the Federal Reserve Board’s post-stress minimum capital requirements under CCAR, including on Citi’s ability to return capital to shareholders;

•
Citi’s ability to adequately address the shortcomings identified by the Federal Reserve Board and FDIC as a result of their review of Citi’s 2015 annual resolution plan submission and the potential impact actions Citi may take to address such shortcomings may have on its funding and liquidity;

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

as Citi’s revolving home equity lines of credit continue to “reset” (Revolving HELOCs), particularly if interest rates increase;

•
the potential impact to Citi’s businesses, credit costs and overall results of operations and financial condition as a result of macroeconomic and geopolitical challenges and uncertainties, including slower growth in the emerging markets or if energy or other commodity prices deteriorate;

•
the extensive uncertainties arising as a result of the vote in the United Kingdom to withdraw from the European Union and the potential impact to macroeconomic conditions as well as Citi’s legal entity structure and overall results of operations or financial condition;

•
the various risks faced by Citi as a result of its significant presence in the emerging markets, including among others sociopolitical instability, nationalization or loss of licenses, business restrictions, sanctions or asset freezes, closure of branches or subsidiaries, confiscation of assets and foreign exchange controls as well as the increased compliance and regulatory risks and costs;

•
the potential impact of concentrations of risk, such as market risk arising from Citi’s volume of transactions with counterparties in the financial services industry, could have on Citi’s hedging strategies and results of operations;

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

•
the potential negative impact to Citi’s co-branding and private label credit card relationships or Citi’s results of operations or financial condition due to, among other things, operational difficulties of a particular retailer or merchant or early termination of a particular relationship;

•
the potential impact to Citi from an increasing risk of continually evolving cybersecurity or other technological risks, including the theft, loss, misuse or disclosure of confidential client, customer or network information, damage to Citi’s reputation, additional costs to Citi, regulatory penalties, legal exposure and financial losses;

•
Citi’s ability to continue to utilize its DTAs (including the foreign tax credit component of its DTAs) and thus reduce the negative impact of the DTAs on Citi’s regulatory capital, including as a result of movements in Citi’s AOCI;

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

•
the potential impact to Citi’s results of operations and/or regulatory capital and capital ratios if Citi’s risk models, including its Basel III risk-weighted asset models, are ineffective, require modification or enhancement or approval is withdrawn by Citi’s U.S. banking regulators;

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

•
the impact of ongoing changes to financial accounting and reporting standards or interpretations, such as the FASB’s recently finalized credit impairment standard, on how Citi records and reports its financial condition and results of operations as well as the potential impact of incorrect assumptions or estimates in Citi’s financial statements;

•
the heightened compliance requirements and risks to which Citi is subject, including reputational and legal risks, as well as the impact of increased compliance costs on Citi’s expense management and investments initiatives;

•
the potential outcomes of the extensive legal and regulatory proceedings, investigations and other inquiries to which Citi is or may be subject at any given time, particularly given the increased severity of the remedies sought and potential collateral consequences to Citi arising from such outcomes; and

•	the potential impact of the U.S. Treasury’s proposed changes to Section 385 of the U.S. tax code on Citi’s intercompany borrowing activities and documentation.

Any forward-looking statements made by or on behalf of Citigroup speak only as to the date they are made, and Citi does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

FINANCIAL STATEMENTS AND NOTES TABLE OF CONTENTS

This page intentionally left blank.

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)	Citigroup Inc. and Subsidiaries

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars, except per share amounts	2016	2015	2016	2015
Revenues
Interest revenue	$14,356	$14,873	$28,523	$29,473
Interest expense	3,120	3,051	6,060	6,079
Net interest revenue	$11,236	$11,822	$22,463	$23,394
Commissions and fees	$2,725	$3,194	$5,188	$6,364
Principal transactions	1,816	2,173	3,656	4,144
Administration and other fiduciary fees	878	995	1,689	1,957
Realized gains on sales of investments, net	200	183	386	490
Other-than-temporary impairment losses on investments
Gross impairment losses	(118)	(43)	(583)	(115)
Less: Impairments recognized in AOCI	—	—	—	—
Net impairment losses recognized in earnings	$(118)	$(43)	$(583)	$(115)
Insurance premiums	$217	$482	$481	$979
Other revenue	594	664	1,823	1,993
Total non-interest revenues	$6,312	$7,648	$12,640	$15,812
Total revenues, net of interest expense	$17,548	$19,470	$35,103	$39,206
Provisions for credit losses and for benefits and claims
Provision for loan losses	$1,390	$1,515	$3,276	$3,270
Policyholder benefits and claims	49	181	137	378
Provision (release) for unfunded lending commitments	(30)	(48)	41	(85)
Total provisions for credit losses and for benefits and claims	$1,409	$1,648	$3,454	$3,563
Operating expenses
Compensation and benefits	$5,229	$5,483	$10,785	$11,003
Premises and equipment	642	737	1,293	1,446
Technology/communication	1,657	1,656	3,306	3,256
Advertising and marketing	433	393	823	785
Other operating	2,408	2,659	4,685	5,322
Total operating expenses	$10,369	$10,928	$20,892	$21,812
Income from continuing operations before income taxes	$5,770	$6,894	$10,757	$13,831
Provision for income taxes	1,723	2,036	3,202	4,156
Income from continuing operations	$4,047	$4,858	$7,555	$9,675
Discontinued operations
Income (loss) from discontinued operations	$(36)	$9	$(39)	$1
Provision (benefit) for income taxes	(13)	3	(14)	—
Income (loss) from discontinued operations, net of taxes	$(23)	$6	$(25)	$1
Net income before attribution of noncontrolling interests	$4,024	$4,864	$7,530	$9,676
Noncontrolling interests	26	18	31	60
Citigroup’s net income	$3,998	$4,846	$7,499	$9,616
Basic earnings per share(1)
Income from continuing operations	$1.25	$1.51	$2.36	$3.03
Loss from discontinued operations, net of taxes	(0.01)	—	(0.01)	—
Net income	$1.24	$1.52	$2.35	$3.03
Weighted average common shares outstanding	2,915.8	3,020.0	2,929.4	3,027.1

Diluted earnings per share(1)
Income from continuing operations	$1.25	$1.51	$2.36	$3.02
Loss from discontinued operations, net of taxes	(0.01)	—	(0.01)	—
Net income	$1.24	$1.51	$2.35	$3.02
Adjusted weighted average common shares outstanding	2,915.9	3,025.0	2,929.5	3,032.1
(1) Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Net income before attribution of noncontrolling interests	$4,024	$4,864	$7,530	$9,676
Add: Citigroup’s other comprehensive income (loss)
Net change in unrealized gains and losses on investment securities, net of taxes	$927	$(935)	$2,961	$(344)
Net change in debt valuation adjustment (DVA), net of taxes (1)	12	—	205	—
Net change in cash flow hedges, net of taxes	151	92	468	178
Benefit plans liability adjustment, net of taxes	(27)	578	(492)	488
Net change in foreign currency translation adjustment, net of taxes and hedges	(552)	(148)	102	(2,210)
Citigroup’s total other comprehensive income (loss)	$511	$(413)	$3,244	$(1,888)
Total comprehensive income before attribution of noncontrolling interests	$4,535	$4,451	$10,774	$7,788
Less: Net income attributable to noncontrolling interests	26	18	31	60
Citigroup’s comprehensive income	$4,509	$4,433	$10,743	$7,728

(1)
Effective January 1, 2016, Citigroup early adopted only the provisions of the amendment in ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, related to the presentation of DVA on fair value option liabilities. Accordingly, beginning in the first quarter 2016, the portion of the change in fair value of these liabilities related to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of Accumulated other comprehensive income (AOCI).

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	June 30,
	2016	December 31,
In millions of dollars	(Unaudited)	2015
Assets
Cash and due from banks (including segregated cash and other deposits)	$22,140	$20,900
Deposits with banks	127,993	112,197
Federal funds sold and securities borrowed or purchased under agreements to resell (including $144,816 and $137,964 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	228,683	219,675
Brokerage receivables	36,851	27,683
Trading account assets (including $92,869 and $92,123 pledged to creditors at June 30, 2016 and December 31, 2015, respectively)	271,764	249,956
Investments:
Available for sale (including $8,659 and $10,698 pledged to creditors as of June 30, 2016 and December 31, 2015, respectively)	312,765	299,136
Held to maturity (including $1,487 and $3,630 pledged to creditors as of June 30, 2016 and December 31, 2015, respectively)	35,903	36,215
Non-marketable equity securities (including $1,973 and $2,088 at fair value as of June 30, 2016 and December 31, 2015, respectively)	7,625	7,604
Total investments	$356,293	$342,955
Loans:
Consumer (including $32 and $34 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	326,419	325,785
Corporate (including $4,102 and $4,971 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	307,096	291,832
Loans, net of unearned income	$633,515	$617,617
Allowance for loan losses	(12,304)	(12,626)
Total loans, net	$621,211	$604,991
Goodwill	22,496	22,349
Intangible assets (other than MSRs)	5,521	3,721
Mortgage servicing rights (MSRs)	1,324	1,781
Other assets (including $7,432 and $6,121 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	124,495	125,002
Total assets	$1,818,771	$1,731,210

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

	June 30,
	2016	December 31,
In millions of dollars	(Unaudited)	2015
Assets of consolidated VIEs to be used to settle obligations of consolidated VIEs
Cash and due from banks	$112	$153
Trading account assets	427	583
Investments	4,755	5,263
Loans, net of unearned income
Consumer	54,211	58,772
Corporate	21,832	22,008
Loans, net of unearned income	$76,043	$80,780
Allowance for loan losses	(1,751)	(2,135)
Total loans, net	$74,292	$78,645
Other assets	150	150
Total assets of consolidated VIEs to be used to settle obligations of consolidated VIEs	$79,736	$84,794
Statement continues on the next page.

CONSOLIDATED BALANCE SHEET                             Citigroup Inc. and Subsidiaries
(Continued)

	June 30,
	2016	December 31,
In millions of dollars, except shares and per share amounts	(Unaudited)	2015
Liabilities
Non-interest-bearing deposits in U.S. offices	$140,145	$139,249
Interest-bearing deposits in U.S. offices (including $685 and $923 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	295,589	280,234
Non-interest-bearing deposits in offices outside the U.S.	76,574	71,577
Interest-bearing deposits in offices outside the U.S. (including $786 and $667 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	425,544	416,827
Total deposits	$937,852	$907,887
Federal funds purchased and securities loaned or sold under agreements to repurchase (including $46,144 and $36,843 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	158,001	146,496
Brokerage payables	62,054	53,722
Trading account liabilities	136,307	117,512
Short-term borrowings (including $1,850 and $1,207 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	18,408	21,079
Long-term debt (including $25,931 and $25,293 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	207,448	201,275
Other liabilities (including $2,822 and $1,624 as of June 30, 2016 and December 31, 2015, respectively, at fair value)	65,680	60,147
Total liabilities	$1,585,750	$1,508,118
Stockholders’ equity
Preferred stock ($1.00 par value; authorized shares: 30 million), issued shares: 770,120 as of June 30, 2016 and 668,720 as of December 31, 2015, at aggregate liquidation value	$19,253	$16,718
Common stock ($0.01 par value; authorized shares: 6 billion), issued shares: 3,099,482,042 as of June 30, 2016 and December 31, 2015	31	31
Additional paid-in capital	107,730	108,288
Retained earnings	140,527	133,841
Treasury stock, at cost: June 30, 2016—194,108,004 shares and December 31, 2015—146,203,311 shares	(9,538)	(7,677)
Accumulated other comprehensive income (loss)	(26,115)	(29,344)
Total Citigroup stockholders’ equity	$231,888	$221,857
Noncontrolling interest	1,133	1,235
Total equity	$233,021	$223,092
Total liabilities and equity	$1,818,771	$1,731,210

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

	June 30,
	2016	December 31,
In millions of dollars	(Unaudited)	2015
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup
Short-term borrowings	$10,986	$11,965
Long-term debt	27,723	31,273
Other liabilities	2,072	2,099
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citigroup	$40,781	$45,337
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars, except shares in thousands	2016	2015
Preferred stock at aggregate liquidation value
Balance, beginning of period	$16,718	$10,468
Issuance of new preferred stock	2,535	3,500
Balance, end of period	$19,253	$13,968
Common stock and additional paid-in capital
Balance, beginning of period	$108,319	$108,010
Employee benefit plans	(516)	279
Preferred stock issuance expense	(37)	(14)
Other	(5)	(25)
Balance, end of period	$107,761	$108,250
Retained earnings
Balance, beginning of period	$133,841	$118,201
Adjustment to opening balance, net of taxes(1)(2)	15	(349)
Adjusted balance, beginning of period	$133,856	$117,852
Citigroup’s net income	7,499	9,616
Common dividends(3)	(296)	(184)
Preferred dividends	(532)	(330)
Tax benefit	—	—
Balance, end of period	$140,527	$126,954
Treasury stock, at cost
Balance, beginning of period	$(7,677)	$(2,929)
Employee benefit plans(4)	773	151
Treasury stock acquired(5)	(2,634)	(1,850)
Balance, end of period	$(9,538)	$(4,628)
Citigroup’s accumulated other comprehensive income (loss)
Balance, beginning of period	$(29,344)	$(23,216)
Adjustment to opening balance, net of taxes(1)	(15)	—
Adjusted balance, beginning of period	$(29,359)	$(23,216)
Net change in Citigroup’s Accumulated other comprehensive income (loss)	3,244	(1,888)
Balance, end of period	$(26,115)	$(25,104)
Total Citigroup common stockholders’ equity	$212,635	$205,472
Total Citigroup stockholders’ equity	$231,888	$219,440
Noncontrolling interests
Balance, beginning of period	$1,235	$1,511
Transactions between noncontrolling-interest shareholders and the related consolidated subsidiary	(11)	—
Transactions between Citigroup and the noncontrolling-interest shareholders	(73)	(114)
Net income attributable to noncontrolling-interest shareholders	31	60
Dividends paid to noncontrolling-interest shareholders	(1)	(10)
Other comprehensive income (loss) attributable to noncontrolling-interest shareholders	(23)	(61)
Other	(25)	(1)
Net change in noncontrolling interests	$(102)	$(126)
Balance, end of period	$1,133	$1,385
Total equity	$233,021	$220,825

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

(3)	Common dividends declared were $0.05 per share in the first and second quarter of 2016 and $0.01 per share in the first quarter and $0.05 per share in the second quarter of 2015.

(4)
Includes treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted or deferred stock programs where shares are withheld to satisfy tax requirements.

(5)	For the six months ended June 30, 2016 and 2015, primarily consists of open market purchases under Citi’s Board of Directors-approved common stock repurchase program.

The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS	Citigroup Inc. and Subsidiaries
(UNAUDITED)

	Six Months Ended June 30,
In millions of dollars	2016	2015
Cash flows from operating activities of continuing operations
Net income before attribution of noncontrolling interests	$7,530	$9,676
Net income attributable to noncontrolling interests	31	60
Citigroup’s net income	$7,499	$9,616
Gain (loss) from discontinued operations, net of taxes	(25)	1
Income from continuing operations—excluding noncontrolling interests	$7,524	$9,615
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations
Gains on significant disposals(1)	(422)	—
Depreciation and amortization	1,776	1,767
Provision for loan losses	3,276	3,270
Realized gains from sales of investments	(386)	(490)
Net impairment losses on investments, goodwill and intangible assets	583	136
Change in trading account assets	(21,808)	17,589
Change in trading account liabilities	18,795	(2,741)
Change in brokerage receivables net of brokerage payables	(836)	(12,815)
Change in loans held-for-sale (HFS)	1,786	(1,869)
Change in other assets	(4,345)	(1,382)
Change in other liabilities	7,175	3,575
Other, net	7,949	1,691
Total adjustments	$13,543	$8,731
Net cash provided by operating activities of continuing operations	$21,067	$18,346
Cash flows from investing activities of continuing operations
Change in deposits with banks	$(15,796)	$(2,911)
Change in federal funds sold and securities borrowed or purchased under agreements to resell	(9,008)	5,516
Change in loans	(30,170)	(9,945)
Proceeds from sales and securitizations of loans	7,021	6,377
Purchases of investments	(108,359)	(140,945)
Proceeds from sales of investments	66,138	89,707
Proceeds from maturities of investments	33,383	44,732
Proceeds from significant disposals(1)	265	—
Capital expenditures on premises and equipment and capitalized software	(1,377)	(1,471)
Proceeds from sales of premises and equipment, subsidiaries and affiliates, and repossessed assets	390	328
Net cash used in investing activities of continuing operations	$(57,513)	$(8,612)
Cash flows from financing activities of continuing operations
Dividends paid	$(828)	$(514)
Issuance of preferred stock	2,498	3,486
Treasury stock acquired	(2,634)	(1,850)
Stock tendered for payment of withholding taxes	(312)	(423)
Change in federal funds purchased and securities loaned or sold under agreements to repurchase	11,505	3,574
Issuance of long-term debt	27,142	27,183
Payments and redemptions of long-term debt	(26,855)	(26,059)
Change in deposits	29,965	8,705
Change in short-term borrowings	(2,671)	(32,428)
Net cash provided by (used in) financing activities of continuing operations	$37,810	$(18,326)

Effect of exchange rate changes on cash and cash equivalents	$(124)	$(103)
Change in cash and due from banks	$1,240	$(8,695)
Cash and due from banks at beginning of period	20,900	32,108
Cash and due from banks at end of period	$22,140	$23,413
Supplemental disclosure of cash flow information for continuing operations
Cash paid during the period for income taxes	$2,045	$2,863
Cash paid during the period for interest	5,726	5,478
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	—	(8,874)
Decrease in investments associated with significant disposals reclassified to HFS	—	(1,444)
Transfers to loans HFS from loans	6,000	15,900
Transfers to OREO and other repossessed assets	97	158
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$—	$(5,923)

(1) See Note 2 for further information on significant disposals.
The Notes to the Consolidated Financial Statements are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND ACCOUNTING CHANGES

Basis of Presentation
The accompanying unaudited Consolidated Financial Statements as of June 30, 2016 and for the three- and six- month periods ended June 30, 2016 and 2015 include the accounts of Citigroup Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in Citigroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including the historical audited consolidated financial statements of Citigroup reflecting the certain realignments and reclassifications set forth in Citigroup’s Current Report on Form 8-K filed with the SEC on June 17, 2016 (2015 Annual Report on Form 10-K), and Citigroup’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (First Quarter of 2016 Form 10-Q).
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
This ASU requires entities to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. It will also require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. However, Federal Reserve Bank and Federal Home Loan Bank stock as well as exchange seats will continue to be presented at cost.
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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Accounting for Financial Instruments-Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.
The FASB’s CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available-for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized.
The CECL model represents a significant departure from existing GAAP, and may result in material changes to the Company’s accounting for financial instruments. The Company is evaluating the effect that ASU 2016-13 will have on its Consolidated Financial Statements and related disclosures. The ASU will be effective for Citi as of January

1, 2020. Early application is permitted for annual periods beginning January 1, 2019.

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

Sale of Brazil Credicard Business
Citi sold its non-Citibank-branded cards and consumer finance business in Brazil (Credicard) in 2013 and reported it as Discontinued operations. Residual costs and resolution of certain contingencies from the disposal resulted in income from Discontinued operations, net of taxes, of $0 million and $8 million for the three months ended June 30, 2016 and 2015, respectively, and income from Discontinued operations, net of taxes, of $0 million and $6 million for the six months ended June 30, 2016 and 2015, respectively.

Sale of Egg Banking plc Credit Card Business
Citi sold the Egg Banking plc (Egg) credit card business in 2011 and reported it as Discontinued operations. Residual costs from the disposal resulted in losses from Discontinued operations, net of taxes, of $20 million and $2 million for the three months ended June 30, 2016 and 2015, respectively, and losses from Discontinued operations, net of taxes, of $22 million and $6 million for the six months ended June 30, 2016 and 2015, respectively.

Combined Results for Discontinued Operations
The following is summarized financial information for previous Discontinued operations for which Citi continues to have minimal residual costs associated with the sales:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Total revenues, net of interest expense(1)	$—	$—	$—	$—
Income (loss) from discontinued operations	$(36)	$9	$(39)	$1
Provision (benefit) for income taxes	(13)	3	(14)	—
Income (loss), from discontinued operations, net of taxes	$(23)	$6	$(25)	$1

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
Novation of the 80% Primerica Coinsurance Agreement
During the first quarter of 2016, Citi completed a novation (an arrangement that extinguishes Citi’s rights and obligations under a contract) of the Primerica 80% Coinsurance Agreement to a third-party re-insurer, resulting in revenue of $422 million recorded in Other revenue ($274 million after tax). Furthermore, the novation resulted in derecognition of $1.5 billion of available for-sale securities and cash, $0.95 billion of deferred acquisition costs and $2.7 billion of insurance liabilities.
Income before taxes, excluding the revenue upon novation, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Income before taxes	$—	$42	$—	$77

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
Income before taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Income before taxes	$—	$177	$—	$354

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
ICG is composed of Banking and Markets and securities services and provides corporate, institutional, public sector and high-net-worth clients in over 100 countries and jurisdictions with a broad range of banking and financial products and services.
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
The prior-period balances reflect reclassifications to conform the presentation to the current period’s presentation. Effective January 1, 2016, historical financial data was reclassified from Citicorp to Citi Holdings for the consumer businesses in Argentina, Brazil and Colombia that Citi intends to exit. These businesses, which previously were reported as part of Latin America Global Consumer Banking, are now reported as part of Citi Holdings. While Citi does not intend to exit its consumer businesses in Venezuela, these businesses are not significant, lending predominantly to support ICG activities, and are now reported as part of ICG. Similarly, Citi’s remaining indirect investment in Banco de Chile is now reported as part of ICG. The following also reflects certain other regional reclassifications within ICG and certain other immaterial reclassifications. Citi’s consolidated results remain unchanged for all periods presented as a result of the changes discussed above.
The following table presents certain information regarding the Company’s continuing operations by segment:

	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)		Identifiable assets
	Three Months Ended June 30,
In millions of dollars, except identifiable assets in billions	2016	2015	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Global Consumer Banking	$7,733	$8,184	$681	$811	$1,323	$1,611	$402	$381
Institutional Clients Group	8,846	8,946	1,289	1,331	2,715	2,860	1,302	1,217
Corporate/Other	126	371	(232)	(246)	(89)	231	49	52
Total Citicorp	$16,705	$17,501	$1,738	$1,896	$3,949	$4,702	$1,753	$1,650
Citi Holdings	843	1,969	(15)	140	98	156	66	81
Total	$17,548	$19,470	$1,723	$2,036	$4,047	$4,858	$1,819	$1,731

	Revenues, net of interest expense(1)		Provision (benefits) for income taxes		Income (loss) from continuing operations(2)
	Six Months Ended June 30,
In millions of dollars, except identifiable assets in billions	2016	2015	2016	2015	2016	2015
Global Consumer Banking	$15,503	$16,486	$1,327	$1,728	$2,554	$3,323
Institutional Clients Group	16,882	18,023	2,107	2,696	4,674	5,834
Corporate/Other	400	583	(347)	(557)	(118)	212
Total Citicorp	$32,785	$35,092	$3,087	$3,867	$7,110	$9,369
Citi Holdings	2,318	4,114	115	289	445	306
Total	$35,103	$39,206	$3,202	$4,156	$7,555	$9,675

(1)
Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $8.3 billion and $8.3 billion; in EMEA of $2.6 billion and $2.6 billion; in Latin America of $2.3 billion and $2.5 billion; and in Asia of $3.4 billion and $3.7 billion for the three months ended June 30, 2016 and 2015, respectively. Regional numbers exclude Citi Holdings and Corporate/Other, which largely operate within the U.S. Includes Citicorp (excluding Corporate/Other) total revenues, net of interest expense, in North America of $16.2 billion and $16.8 billion; in EMEA of $4.8 billion and $5.5 billion; in Latin America of $4.5 billion and $4.9 billion; and in Asia of $6.9 billion and $7.3 billion for the six months ended June 30, 2016 and 2015, respectively.

(2)
Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $1.4 billion and $1.4 billion; in the ICG results of $82 million and $(87) million; and in Citi Holdings results of $(0.1) billion and $0.3 billion for the three months ended June 30, 2016 and 2015, respectively. Includes pretax provisions for credit losses and for benefits and claims in the GCB results of $2.9 billion and $2.8 billion; in the ICG results of $472 million and $(1) million; and in Citi Holdings results of $0.1 billion and $0.8 billion for the six months ended June 30, 2016 and 2015, respectively.

4.  INTEREST REVENUE AND EXPENSE
Interest revenue and Interest expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Interest revenue
Loan interest, including fees	$9,750	$10,529	$19,510	$21,084
Deposits with banks	237	168	456	351
Federal funds sold and securities borrowed or purchased under agreements to resell	664	664	1,311	1,306
Investments, including dividends	1,937	1,770	3,792	3,481
Trading account assets(1)	1,532	1,620	2,966	3,019
Other interest(2)	236	122	488	232
Total interest revenue	$14,356	$14,873	$28,523	$29,473
Interest expense
Deposits(3)	$1,306	$1,288	$2,510	$2,613
Federal funds purchased and securities loaned or sold under agreements to repurchase	527	443	1,029	819
Trading account liabilities(1)	96	54	184	101
Short-term borrowings	109	157	210	277
Long-term debt	1,082	1,109	2,127	2,269
Total interest expense	$3,120	$3,051	$6,060	$6,079
Net interest revenue	$11,236	$11,822	$22,463	$23,394
Provision for loan losses	1,390	1,515	3,276	3,270
Net interest revenue after provision for loan losses	$9,846	$10,307	$19,187	$20,124

(1)	Interest expense on Trading account liabilities of ICG is reported as a reduction of interest revenue from Trading account assets.

(2)	During 2015, interest earned related to assets of significant disposals (primarily OneMain Financial) were reclassified into Other interest.

(3)	Includes deposit insurance fees and charges of $267 million and $289 million for the three months ended June 30, 2016 and 2015, respectively, and $502 million and $585 million for the six months ended June 30, 2016 and 2015, respectively.

5.  COMMISSIONS AND FEES
The primary components of Commissions and fees revenue are investment banking fees, trading-related fees, fees related to trade and securities services in ICG and credit card and bank card fees.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Investment banking	$753	$960	$1,327	$1,898
Trading-related	544	616	1,145	1,250
Trade and securities services	386	448	792	883
Credit cards and bank cards	344	497	615	998
Corporate finance(1)	241	126	364	271
Other consumer(2)	166	182	324	362
Checking-related	104	130	220	246
Loan servicing	68	119	164	214
Other	119	116	237	242
Total commissions and fees	$2,725	$3,194	$5,188	$6,364

(1)	Consists primarily of fees earned from structuring and underwriting loan syndications.

(2)	Primarily consists of fees for investment fund administration and management, third-party collections, commercial demand deposit accounts and certain credit card services.

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
The following table presents principal transactions revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Global Consumer Banking	$165	$144	$310	$300
Institutional Clients Group	1,911	1,793	3,485	3,990
Corporate/Other	(256)	182	(146)	(239)
Subtotal Citicorp	$1,820	$2,119	$3,649	$4,051
Citi Holdings	(4)	54	7	93
Total Citigroup	$1,816	$2,173	$3,656	$4,144
Interest rate risks(1)	$1,140	$1,393	$1,947	$2,590
Foreign exchange risks(2)	402	718	1,015	804
Equity risks(3)	(55)	(185)	(5)	(71)
Commodity and other risks(4)	121	117	265	434
Credit products and risks(5)	208	130	434	387
Total	$1,816	$2,173	$3,656	$4,144

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
The plan obligations, plan assets and periodic plan expense for the Company’s most significant pension and postretirement benefit plans (Significant Plans) are measured and disclosed quarterly, instead of annually. The Significant Plans captured approximately 90% of the Company’s global pension and postretirement plan obligations as of June 30, 2016. All other plans (All Other Plans) are measured annually with a December 31 measurement date.

Net (Benefit) Expense
The following tables summarize the components of net (benefit) expense recognized in the Consolidated Statement of Income for the Company’s pension and postretirement plans, for Significant Plans and All Other Plans, for the periods indicated.

	Three Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Qualified plans
Benefits earned during the period	$—	$—	$39	$43	$—	$—	$3	$3
Interest cost on benefit obligation	132	131	73	80	5	8	24	30
Expected return on plan assets	(218)	(223)	(74)	(83)	(3)	—	(22)	(27)
Amortization of unrecognized
Prior service benefit	—	(1)	(1)	—	—	—	(3)	(3)
Net actuarial loss (gain)	39	38	20	18	(1)	—	8	12
Curtailment loss(1)	—	10	—	—	—	—	—	—
Settlement loss(1)	—	—	3	—	—	—	—	—
Net qualified plans (benefit) expense	$(47)	$(45)	$60	$58	$1	$8	$10	$15
Nonqualified plans expense	9	10	—	—	—	—	—	—
Total net (benefit) expense	$(38)	$(35)	$60	$58	$1	$8	$10	$15

(1)	Losses due to curtailment and settlement relate to repositioning and divestiture activities.

	Six Months Ended June 30,
	Pension plans				Postretirement benefit plans
	U.S. plans		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Qualified plans
Benefits earned during the period	$1	$2	$77	$87	$—	$—	$6	$7
Interest cost on benefit obligation	273	268	146	160	13	16	48	57
Expected return on plan assets	(436)	(445)	(146)	(167)	(5)	—	(43)	(56)
Amortization of unrecognized
Prior service benefit	—	(2)	(1)	—	—	—	(6)	(6)
Net actuarial loss (gain)	75	75	39	39	(1)	—	16	23
Curtailment loss (gain) (1)	—	10	(3)	—	—	—	—	—
Settlement loss(1)	—	—	4	—	—	—	—	—
Net qualified plans (benefit) expense	$(87)	$(92)	$116	$119	$7	$16	$21	$25
Nonqualified plans expense	19	22	—	—	—	—	—	—
Total net (benefit) expense	$(68)	$(70)	$116	$119	$7	$16	$21	$25

(1) Losses and gains due to curtailment and settlement relate to repositioning and divestiture activities.

Funded Status and Accumulated Other Comprehensive Income (AOCI)
The following tables summarize the funded status and amounts recognized in the Consolidated Balance Sheet for the Company’s Significant Plans.

Net Amount Recognized

	Six Months Ended June 30, 2016
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in projected benefit obligation (PBO)
Projected benefit obligation at beginning of year	$13,943	$6,534	$817	$1,291
Plans measured annually	—	(1,819)	—	(282)
Projected benefit obligation at beginning of year—Significant Plans	$13,943	$4,715	$817	$1,009
First quarter activity	574	199	22	30
Projected benefit obligation at March 31, 2016—Significant Plans	$14,517	$4,914	$839	$1,039
Benefits earned during the period	—	24	—	2
Interest cost on benefit obligation	139	60	5	20
Plan amendments	—	—	—	—
Actuarial loss (gain)	459	272	(88)	29
Benefits paid, net of participants’ contributions	(203)	(55)	(23)	(13)
Foreign exchange impact and other	—	(207)	—	(70)
Projected benefit obligation at period end—Significant Plans	$14,912	$5,008	$733	$1,007

	Six Months Ended June 30, 2016
	Pension plans		Postretirement benefit plans
In millions of dollars	U.S. plans	Non-U.S. plans	U.S. plans	Non-U.S. plans
Change in plan assets
Plan assets at fair value at beginning of year	$12,137	$6,104	$166	$1,133
Plans measured annually	—	(1,175)	—	(8)
Plan assets at fair value at beginning of year—Significant Plans	$12,137	$4,929	$166	$1,125
First quarter activity	(72)	233	$—	39
Plan assets at fair value at March 31, 2016—Significant Plans	$12,065	$5,162	$166	$1,164
Actual return on plan assets	380	394	5	35
Company contributions	13	13	(3)	—
Plan participants’ contributions	—	1	—	—
Benefits paid, net of government subsidy	(203)	(56)	(23)	(13)
Foreign exchange impact and other	—	(251)	—	(78)
Plan assets at fair value at period end—Significant Plans	$12,255	$5,263	$145	$1,108

Funded status of the Significant plans
Qualified plans(1)	$(1,915)	$255	$(588)	$101
Nonqualified plans	(742)	—	—	—
Funded status of the plans at period end—Significant Plans	$(2,657)	$255	$(588)	$101

Net amount recognized
Benefit asset	$—	$807	$—	$101
Benefit liability	(2,657)	(552)	(588)	—
Net amount recognized on the balance sheet—Significant Plans	$(2,657)	$255	$(588)	$101

Amounts recognized in AOCI
Prior service benefit	—	40	—	100
Net actuarial gain (loss)	(7,322)	(979)	63	(456)
Net amount recognized in equity (pretax)—Significant Plans	$(7,322)	$(939)	$63	$(356)

Accumulated benefit obligation at period end—Significant Plans	$14,904	$4,691	$733	$1,007

(1)
The U.S. qualified pension plan is fully funded under specified Employee Retirement Income Security Act of 1974, as amended (ERISA), funding rules as of January 1, 2016 and no minimum required funding is expected for 2016.

The following table shows the change in AOCI related to the Company’s benefit plans (Significant Plans and All Other Plans) for the periods indicated.

In millions of dollars	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Beginning of period balance, net of tax(1)(2)	$(5,581)	$(5,116)
Actuarial assumptions changes and plan experience	(672)	(1,547)
Net asset gain due to difference between actual and expected returns	508	671
Net amortization	59	115
Prior service cost	(1)	29
Curtailment/settlement gain(3)	3	4
Foreign exchange impact and other	72	(30)
Change in deferred taxes, net	4	266
Change, net of tax	$(27)	$(492)
End of period balance, net of tax(1)(2)	$(5,608)	$(5,608)

(1)	See Note 18 to the Consolidated Financial Statements for further discussion of net AOCI balance.

(2)	Includes net-of-tax amounts for certain profit sharing plans outside the U.S.

(3)	Gains due to curtailment and settlement relate to repositioning and divestiture activities.

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
The discount rates utilized during the period in determining the pension and postretirement net (benefit) expense for the Significant Plans are as follows:

Net benefit (expense) assumed discount rates during the period	Three Months Ended
	Jun. 30, 2016	Mar. 31, 2016
U.S. plans
Qualified pension	3.95%	4.40%
Nonqualified pension	3.90	4.35
Postretirement	3.75	4.20
Non-U.S. plans
Pension	0.35 - 12.30	0.75 to 13.20
Weighted average	5.14	5.37
Postretirement	8.45	8.60

The discount rates utilized at period end in determining the pension and postretirement benefit obligations for the Significant Plans are as follows:

Plan obligations assumed discount rates at period ended	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015
U.S. plans
Qualified pension	3.65%	3.95%	4.40%
Nonqualified pension	3.55	3.90	4.35
Postretirement	3.40	3.75	4.20
Non-U.S. plans
Pension	0.20-11.85	0.35-12.30	0.75 to 13.20
Weighted average	4.80	5.14	5.37
Postretirement	8.20	8.45	8.60

Sensitivities of Certain Key Assumptions
The following table summarizes the estimated effect on the Company’s Significant Plans quarterly expense of a one-percentage-point change in the discount rate:

	Three Months Ended June 30, 2016
In millions of dollars	One-percentage-point increase	One-percentage-point decrease
Pension
U.S. plans	$7	$(11)
Non-U.S. plans	(5)	7
Postretirement
U.S. plans	$—	$(1)
Non-U.S. plans	(2)	2

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

Contributions
The Company’s funding practice for U.S. and non-U.S. pension plans is generally to fund to minimum funding requirements in accordance with applicable local laws and regulations. The Company may increase its contributions above the minimum required contribution, if appropriate. In addition, management has the ability to change its funding practices. For the U.S. pension plans, there were no required minimum cash contributions during the first half of 2016.

The following table summarizes the actual Company contributions for the six months ended June 30, 2016 and 2015, as well as estimated expected Company contributions for the remainder of 2016 and the actual contributions made in the third and fourth quarters of 2015. Expected contributions are subject to change since contribution decisions are affected by various factors, such as market performance and regulatory requirements.

Summary of Company Contributions

	Pension plans				Postretirement plans
	U.S. plans (1)		Non-U.S. plans		U.S. plans		Non-U.S. plans
In millions of dollars	2016	2015	2016	2015	2016	2015	2016	2015
Company contributions(2) for the six months ended June 30	$28	$22	$58	$29	$11	$32	$3	$5
Company contributions made or expected to be made during the remainder of the year	26	30	78	105	—	203	5	4

(1)	The U.S. pension plans include benefits paid directly by the Company for the nonqualified pension plans.

(2)	Company contributions are composed of cash contributions made to the plans and benefits paid directly by the Company.

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

The following table summarizes the actual Company contributions for the three months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
U.S. plans	$97	$99	$193	$200
Non-U.S. plans	72	71	140	145

Postemployment Plans
The Company sponsors U.S. postemployment plans that provide income continuation and health and welfare benefits to certain eligible U.S. employees on long-term disability.
The following table summarizes the components of net expense recognized in the Consolidated Statement of Income for the Company’s U.S. postemployment plans.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Service-related expense
Interest cost on benefit obligation	$1	$1	$2	$2
Amortization of unrecognized
Prior service benefit	(8)	(8)	(16)	(15)
Net actuarial loss	1	3	2	6
Total service-related benefit	$(6)	$(4)	$(12)	$(7)
Non-service-related expense (benefit)	$5	$(3)	$13	$6
Total net expense (benefit)	$(1)	$(7)	$1	$(1)

9.     EARNINGS PER SHARE
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share (EPS) computations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per-share amounts	2016	2015	2016	2015
Income from continuing operations before attribution of noncontrolling interests	$4,047	$4,858	$7,555	$9,675
Less: Noncontrolling interests from continuing operations	26	18	31	60
Net income from continuing operations (for EPS purposes)	$4,021	$4,840	$7,524	$9,615
Income (loss) from discontinued operations, net of taxes	(23)	6	(25)	1
Citigroup's net income	$3,998	$4,846	$7,499	$9,616
Less: Preferred dividends(1)	322	202	532	330
Net income available to common shareholders	$3,676	$4,644	$6,967	$9,286
Less: Dividends and undistributed earnings allocated to employee restricted and deferred shares with nonforfeitable rights to dividends, applicable to basic EPS	53	64	93	126
Net income allocated to common shareholders for basic EPS	$3,623	$4,580	$6,874	$9,160
Net income allocated to common shareholders for diluted EPS	$3,623	$4,580	$6,874	$9,160
Weighted-average common shares outstanding applicable to basic EPS	2,915.8	3,020.0	2,929.4	3,027.1
Effect of dilutive securities(3)
Options(2)	0.1	4.9	0.1	4.9
Other employee plans	—	0.1	—	0.1
Adjusted weighted-average common shares outstanding applicable to diluted EPS	2,915.9	3,025.0	2,929.5	3,032.1
Basic earnings per share(4)
Income from continuing operations	$1.25	$1.51	$2.36	$3.03
Discontinued operations	(0.01)	—	(0.01)	—
Net income	$1.24	$1.52	$2.35	$3.03
Diluted earnings per share(4)
Income from continuing operations	$1.25	$1.51	$2.36	$3.02
Discontinued operations	(0.01)	—	(0.01)	—
Net income	$1.24	$1.51	$2.35	$3.02

(1)	See Note 19 to the Consolidated Financial Statements for the potential future impact of preferred stock dividends.

(2)
During the second quarters of 2016 and 2015, weighted-average options to purchase 5.3 million and 0.9 million shares of common stock, respectively, were outstanding but not included in the computation of earnings per share because the weighted-average exercise prices of $75.43 and $201.01 per share, respectively, were anti-dilutive.

(3)
Warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (TARP) and the loss-sharing agreement (all of which were subsequently sold to the public in January 2011), with exercise prices of $178.50 and $106.10 per share for approximately 21.0 million and 25.5 million shares of Citigroup common stock, respectively. Both warrants were not included in the computation of earnings per share in the three and six months ended June 30, 2016 and 2015 because they were anti-dilutive.

(4)	Due to rounding, earnings per share on continuing operations and discontinued operations may not sum to earnings per share on net income.

10. FEDERAL FUNDS, SECURITIES BORROWED, LOANED AND SUBJECT TO REPURCHASE AGREEMENTS
Federal funds sold and securities borrowed or purchased under agreements to resell, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2016	December 31, 2015
Federal funds sold	$—	$25
Securities purchased under agreements to resell	133,019	119,777
Deposits paid for securities borrowed	95,664	99,873
Total	$228,683	$219,675
Federal funds purchased and securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

In millions of dollars	June 30, 2016	December 31, 2015
Federal funds purchased	$547	$189
Securities sold under agreements to repurchase	141,056	131,650
Deposits received for securities loaned	16,398	14,657
Total	$158,001	$146,496
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

	As of June 30, 2016
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$186,000	$52,981	$133,019	$100,605	$32,414
Deposits paid for securities borrowed	95,664	—	95,664	14,402	81,262
Total	$281,664	$52,981	$228,683	$115,007	$113,676

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$194,037	$52,981	$141,056	$74,448	$66,608
Deposits received for securities loaned	16,398	—	16,398	1,761	14,637
Total	$210,435	$52,981	$157,454	$76,209	$81,245

	As of December 31, 2015
In millions of dollars	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of assets included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities purchased under agreements to resell	$176,167	$56,390	$119,777	$92,039	$27,738
Deposits paid for securities borrowed	99,873	—	99,873	16,619	83,254
Total	$276,040	$56,390	$219,650	$108,658	$110,992

In millions of dollars	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheet(1)	Net amounts of liabilities included on the Consolidated Balance Sheet(2)	Amounts not offset on the Consolidated Balance Sheet but eligible for offsetting upon counterparty default(3)	Net amounts(4)
Securities sold under agreements to repurchase	$188,040	$56,390	$131,650	$60,641	$71,009
Deposits received for securities loaned	14,657	—	14,657	3,226	11,431
Total	$202,697	$56,390	$146,307	$63,867	$82,440

(1)	Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

(2)	The total of this column for each period excludes Federal funds sold/purchased. See tables above.

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

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by remaining contractual maturity:

	As of June 30, 2016
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$104,435	$45,117	$19,486	$24,999	$194,037
Deposits received for securities loaned	10,877	2,514	1,540	1,467	16,398
Total	$115,312	$47,631	$21,026	$26,466	$210,435

	As of December 31, 2015
In millions of dollars	Open and overnight	Up to 30 days	31–90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$89,732	$54,336	$21,541	$22,431	$188,040
Deposits received for securities loaned	9,096	1,823	2,324	1,414	14,657
Total	$98,828	$56,159	$23,865	$23,845	$202,697

The following tables present the gross amount of liabilities associated with repurchase agreements and securities lending agreements, by class of underlying collateral:

	As of June 30, 2016
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency	$82,556	$29	$82,585
State and municipal	356	—	356
Foreign government	60,023	928	60,951
Corporate bonds	17,062	1,033	18,095
Equity securities	8,599	14,365	22,964
Mortgage-backed securities	17,523	—	17,523
Asset-backed securities	4,345	—	4,345
Other	3,573	43	3,616
Total	$194,037	$16,398	$210,435

	As of December 31, 2015
In millions of dollars	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency	$67,005	$—	$67,005
State and municipal	403	—	403
Foreign government	66,633	789	67,422
Corporate bonds	15,355	1,085	16,440
Equity securities	10,297	12,484	22,781
Mortgage-backed securities	19,913	—	19,913
Asset-backed securities	4,572	—	4,572
Other	3,862	299	4,161
Total	$188,040	$14,657	$202,697

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
Brokerage receivables and Brokerage payables consisted of the following:

In millions of dollars	June 30, 2016	December 31, 2015
Receivables from customers	$8,878	$10,435
Receivables from brokers, dealers, and clearing organizations	27,973	17,248
Total brokerage receivables(1)	$36,851	$27,683
Payables to customers	$38,788	$35,653
Payables to brokers, dealers, and clearing organizations	23,266	18,069
Total brokerage payables(1)	$62,054	$53,722

(1)	Brokerage receivables and payables are accounted for in accordance with the AICPA Audit and Accounting Guide for Brokers and Dealers in Securities as codified in ASC 940-320.

12.   TRADING ACCOUNT ASSETS AND LIABILITIES
Trading account assets and Trading account liabilities are carried at fair value, other than physical commodities accounted for at the lower of cost or fair value, and consist of the following:

In millions of dollars	June 30, 2016	December 31, 2015
Trading account assets
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$27,562	$24,767
Prime	212	803
Alt-A	135	543
Subprime	477	516
Non-U.S. residential	171	523
Commercial	1,536	2,855
Total mortgage-backed securities	$30,093	$30,007
U.S. Treasury and federal agency securities
U.S. Treasury	$23,069	$15,791
Agency obligations	2,574	2,005
Total U.S. Treasury and federal agency securities	$25,643	$17,796
State and municipal securities	$3,179	$2,696
Foreign government securities	63,118	56,467
Corporate	15,156	14,579
Derivatives(2)	72,213	56,184
Equity securities	47,007	56,495
Asset-backed securities(1)	3,540	3,956
Other trading assets(3)	11,815	11,776
Total trading account assets	$271,764	$249,956
Trading account liabilities
Securities sold, not yet purchased	$72,003	$57,827
Derivatives(2)	63,204	57,592
Other trading liabilities(3)	1,100	2,093
Total trading account liabilities	$136,307	$117,512

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

(3)
Includes positions related to investments in unallocated precious metals, as discussed in Note 23 to the Consolidated Financial Statements. Also includes physical commodities accounted for at the lower of cost or fair value and unfunded credit products.

13.   INVESTMENTS

Overview
The following table presents the Company’s investments by category:

	June 30, 2016	December 31, 2015
In millions of dollars
Securities available-for-sale (AFS)	$312,765	$299,136
Debt securities held-to-maturity (HTM)(1)	35,903	36,215
Non-marketable equity securities carried at fair value(2)	1,973	2,088
Non-marketable equity securities carried at cost(3)	5,652	5,516
Total investments	$356,293	$342,955

(1)	Carried at adjusted amortized cost basis, net of any credit-related impairment.

(2)	Unrealized gains and losses for non-marketable equity securities carried at fair value are recognized in earnings.

(3)	Primarily consists of shares issued by the Federal Reserve Bank, Federal Home Loan Banks, foreign central banks and various clearing houses of which Citigroup is a member.

The following table presents interest and dividend income on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Taxable interest	$1,774	$1,598	$3,478	$3,191
Interest exempt from U.S. federal income tax	118	49	234	72
Dividend income	45	123	80	218
Total interest and dividend income	$1,937	$1,770	$3,792	$3,481

The following table presents realized gains and losses on the sale of investments. The gross realized investment losses exclude losses from other-than-temporary impairment (OTTI):

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Gross realized investment gains	$244	$357	$623	$714
Gross realized investment losses	(44)	(174)	(237)	(224)
Net realized gains on sale of investments	$200	$183	$386	$490

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Carrying value of HTM securities sold	$7	$22	$7	$49
Net realized gain (loss) on sale of HTM securities	(1)	3	(1)	5
Carrying value of securities reclassified to AFS	24	—	150	94
OTTI losses on securities reclassified to AFS	(1)	—	(6)	(5)

Securities Available-for-Sale
The amortized cost and fair value of AFS securities were as follows:

	June 30, 2016				December 31, 2015
In millions of dollars	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Debt securities AFS
Mortgage-backed securities(1)
U.S. government-sponsored agency guaranteed	$44,698	$864	$65	$45,497	$39,584	$367	$237	$39,714
Prime	5	—	—	5	2	—	—	2
Alt-A	66	7	—	73	50	5	—	55
Non-U.S. residential	4,986	23	22	4,987	5,909	31	11	5,929
Commercial	361	5	—	366	573	2	4	571
Total mortgage-backed securities	$50,116	$899	$87	$50,928	$46,118	$405	$252	$46,271
U.S. Treasury and federal agency securities
U.S. Treasury	$111,902	$2,587	$13	$114,476	$113,096	$254	$515	$112,835
Agency obligations	10,940	157	5	11,092	10,095	22	37	10,080
Total U.S. Treasury and federal agency securities	$122,842	$2,744	$18	$125,568	$123,191	$276	$552	$122,915
State and municipal(2)	$11,667	$255	$669	$11,253	$12,099	$132	$772	$11,459
Foreign government	93,408	657	226	93,839	88,751	402	479	88,674
Corporate	20,505	242	160	20,587	19,492	129	291	19,330
Asset-backed securities(1)	8,121	7	85	8,043	9,261	5	92	9,174
Other debt securities	1,123	—	—	1,123	688	—	—	688
Total debt securities AFS	$307,782	$4,804	$1,245	$311,341	$299,600	$1,349	$2,438	$298,511
Marketable equity securities AFS	$1,411	$18	$5	$1,424	$602	$26	$3	$625
Total securities AFS	$309,193	$4,822	$1,250	$312,765	$300,202	$1,375	$2,441	$299,136

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

The table below shows the fair value of AFS securities that have been in an unrealized loss position for less than 12 months or for 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2016
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$2,398	$9	$1,764	$56	$4,162	$65
Prime	4	—	1	—	5	—
Alt-A	22	—	—	—	22	—
Non-U.S. residential	365	2	2,214	20	2,579	22
Commercial	29	—	50	—	79	—
Total mortgage-backed securities	$2,818	$11	$4,029	$76	$6,847	$87
U.S. Treasury and federal agency securities
U.S. Treasury	$3,398	$13	$—	$—	$3,398	$13
Agency obligations	188	—	137	5	325	5
Total U.S. Treasury and federal agency securities	$3,586	$13	$137	$5	$3,723	$18
State and municipal	$226	$8	$3,751	$661	$3,977	$669
Foreign government	21,672	170	4,086	56	25,758	226
Corporate	3,452	85	1,623	75	5,075	160
Asset-backed securities	2,937	46	3,778	39	6,715	85
Other debt securities	204	—	—	—	204	—
Marketable equity securities AFS	30	5	1	—	31	5
Total securities AFS	$34,925	$338	$17,405	$912	$52,330	$1,250
December 31, 2015
Securities AFS
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$17,816	$141	$2,618	$96	$20,434	$237
Prime	—	—	1	—	1	—
Non-U.S. residential	2,217	7	825	4	3,042	11
Commercial	291	3	55	1	346	4
Total mortgage-backed securities	$20,324	$151	$3,499	$101	$23,823	$252
U.S. Treasury and federal agency securities
U.S. Treasury	$59,384	$505	$1,204	$10	$60,588	$515
Agency obligations	6,716	30	196	7	6,912	37
Total U.S. Treasury and federal agency securities	$66,100	$535	$1,400	$17	$67,500	$552
State and municipal	$635	$26	$4,450	$746	$5,085	$772
Foreign government	34,053	371	4,021	108	38,074	479
Corporate	7,024	190	1,919	101	8,943	291
Asset-backed securities	5,311	58	2,247	34	7,558	92
Other debt securities	27	—	—	—	27	—
Marketable equity securities AFS	132	3	1	—	133	3
Total securities AFS	$133,606	$1,334	$17,537	$1,107	$151,143	$2,441

The following table presents the amortized cost and fair value of AFS debt securities by contractual maturity dates:

	June 30, 2016		December 31, 2015
In millions of dollars	Amortized cost	Fair value	Amortized cost	Fair value
Mortgage-backed securities(1)
Due within 1 year	$171	$171	$114	$114
After 1 but within 5 years	1,218	1,230	1,408	1,411
After 5 but within 10 years	2,260	2,314	1,750	1,751
After 10 years(2)	46,467	47,213	42,846	42,995
Total	$50,116	$50,928	$46,118	$46,271
U.S. Treasury and federal agency securities
Due within 1 year	$3,903	$3,907	$3,016	$3,014
After 1 but within 5 years	106,077	108,292	107,034	106,878
After 5 but within 10 years	12,764	13,275	12,786	12,684
After 10 years(2)	98	94	355	339
Total	$122,842	$125,568	$123,191	$122,915
State and municipal
Due within 1 year	$769	$763	$3,289	$3,287
After 1 but within 5 years	4,109	4,118	1,781	1,781
After 5 but within 10 years	322	337	502	516
After 10 years(2)	6,467	6,035	6,527	5,875
Total	$11,667	$11,253	$12,099	$11,459
Foreign government
Due within 1 year	$25,129	$25,129	$25,898	$25,905
After 1 but within 5 years	50,290	50,457	43,514	43,464
After 5 but within 10 years	15,399	15,563	17,013	16,968
After 10 years(2)	2,590	2,690	2,326	2,337
Total	$93,408	$93,839	$88,751	$88,674
All other(3)
Due within 1 year	$2,821	$2,824	$2,354	$2,355
After 1 but within 5 years	15,670	15,814	14,035	14,054
After 5 but within 10 years	8,455	8,387	9,789	9,593
After 10 years(2)	2,803	2,728	3,263	3,190
Total	$29,749	$29,753	$29,441	$29,192
Total debt securities AFS	$307,782	$311,341	$299,600	$298,511

(1)	Includes mortgage-backed securities of U.S. government-sponsored agencies.

(2)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(3)	Includes corporate, asset-backed and other debt securities.

Debt Securities Held-to-Maturity

The carrying value and fair value of debt securities HTM were as follows:

In millions of dollars	Amortized cost basis(1)	Net unrealized gains (losses) recognized in AOCI	Carrying value(2)	Gross unrealized gains	Gross unrealized (losses)	Fair value
June 30, 2016
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$17,158	$129	$17,287	$424	$—	$17,711
Prime	43	(8)	35	4	(1)	38
Alt-A	371	(43)	328	73	(2)	399
Subprime	2	—	2	10	—	12
Non-U.S. residential	1,166	(54)	1,112	35	(3)	1,144
Total mortgage-backed securities	$18,740	$24	$18,764	$546	$(6)	$19,304
State and municipal(4)	$8,476	$(403)	$8,073	$495	$(68)	$8,500
Foreign government	2,231	—	2,231	2	(1)	2,232
Asset-backed securities(3)	6,842	(7)	6,835	15	(37)	6,813
Total debt securities held-to-maturity	$36,289	$(386)	$35,903	$1,058	$(112)	$36,849
December 31, 2015
Debt securities held-to-maturity
Mortgage-backed securities(3)
U.S. government agency guaranteed	$17,648	$138	$17,786	$71	$(100)	$17,757
Prime	121	(78)	43	3	(1)	45
Alt-A	433	(1)	432	259	(162)	529
Subprime	2	—	2	13	—	15
Non-U.S. residential	1,330	(60)	1,270	37	—	1,307
Total mortgage-backed securities	$19,534	$(1)	$19,533	$383	$(263)	$19,653
State and municipal	$8,581	$(438)	$8,143	$245	$(87)	$8,301
Foreign government	4,068	—	4,068	28	(3)	4,093
Asset-backed securities(3)	4,485	(14)	4,471	34	(41)	4,464
Total debt securities held-to-maturity(5)	$36,668	$(453)	$36,215	$690	$(394)	$36,511

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

The table below shows the fair value of debt securities HTM that have been in an unrecognized loss position for less than 12 months and for 12 months or longer:

	Less than 12 months		12 months or longer		Total
In millions of dollars	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
June 30, 2016
Debt securities held-to-maturity
Mortgage-backed securities	$48	$3	$77	$3	$125	$6
State and municipal	224	8	1,755	60	1,979	68
Foreign government	278	1	—	—	278	1
Asset-backed securities	2	—	5,693	37	5,695	37
Total debt securities held-to-maturity	$552	$12	$7,525	$100	$8,077	$112
December 31, 2015
Debt securities held-to-maturity
Mortgage-backed securities	$935	$1	$10,301	$262	$11,236	$263
State and municipal	881	20	1,826	67	2,707	87
Foreign government	180	3	—	—	180	3
Asset-backed securities	132	13	3,232	28	3,364	41
Total debt securities held-to-maturity	$2,128	$37	$15,359	$357	$17,487	$394
Excluded from the gross unrecognized losses presented in the above table are $(386) million and $(453) million of net unrealized losses recorded in AOCI as of June 30, 2016 and December 31, 2015, respectively, primarily related to the difference between the amortized cost and carrying value of HTM securities that were reclassified from AFS. Substantially all of these net unrecognized losses relate to securities that have been in a loss position for 12 months or longer at June 30, 2016 and December 31, 2015.

The following table presents the carrying value and fair value of HTM debt securities by contractual maturity dates:

	June 30, 2016		December 31, 2015
In millions of dollars	Carrying value	Fair value	Carrying value	Fair value
Mortgage-backed securities
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	456	471	172	172
After 5 but within 10 years	347	360	660	663
After 10 years(1)	17,961	18,473	18,701	18,818
Total	$18,764	$19,304	$19,533	$19,653
State and municipal
Due within 1 year	$441	$434	$309	$305
After 1 but within 5 years	262	263	336	335
After 5 but within 10 years	216	231	262	270
After 10 years(1)	7,154	7,572	7,236	7,391
Total	$8,073	$8,500	$8,143	$8,301
Foreign government
Due within 1 year	$1,655	$1,657	$—	$—
After 1 but within 5 years	576	575	4,068	4,093
After 5 but within 10 years	—	—	—	—
After 10 years(1)	—	—	—	—
Total	$2,231	$2,232	$4,068	$4,093
All other(2)
Due within 1 year	$—	$—	$—	$—
After 1 but within 5 years	—	—	—	—
After 5 but within 10 years	134	134	—	—
After 10 years(1)	6,701	6,679	4,471	4,464
Total	$6,835	$6,813	$4,471	$4,464
Total debt securities held-to-maturity	$35,903	$36,849	$36,215	$36,511

(1)	Investments with no stated maturities are included as contractual maturities of greater than 10 years. Actual maturities may differ due to call or prepayment rights.

(2)	Includes corporate and asset-backed securities.

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

Debt Securities
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

Equity Securities
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

The sections below describe the Company’s process for identifying credit-related impairments for security types that have the most significant unrealized losses as of June 30, 2016.

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

Recognition and Measurement of OTTI
The total OTTI recognized in earnings follows:

OTTI on Investments and Other Assets	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)(2)	HTM	Other Assets(3)	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$2	$1	$—	$3	$3	$1	$—	$4
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$2	$1	$—	$3	$3	$1	$—	$4
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	28	17	70	115	223	24	332	579
Total impairment losses recognized in earnings	$30	$18	$70	$118	$226	$25	$332	$583

(1)	Includes OTTI on non-marketable equity securities.

(2)	Includes a $160 million impairment related to AFS securities affected by changes in the Venezuela exchange rate during the six months ended June 30, 2016.

(3)	The impairment charge is related to the carrying value of an equity investment.

OTTI on Investments and Other Assets	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
In millions of dollars	AFS(1)	HTM	Other Assets	Total	AFS(1)	HTM	Other assets	Total
Impairment losses related to securities that the Company does not intend to sell nor will likely be required to sell:
Total OTTI losses recognized during the period	$—	$—	$—	$—	$—	$—	$—	$—
Less: portion of impairment loss recognized in AOCI (before taxes)	—	—	—	—	—	—	—	—
Net impairment losses recognized in earnings for securities that the Company does not intend to sell nor will likely be required to sell	$—	$—	$—	$—	$—	$—	$—	$—
Impairment losses recognized in earnings for securities that the Company intends to sell, would be more likely than not required to sell or will be subject to an issuer call deemed probable of exercise and FX losses	19	19	5	43	88	22	5	115
Total impairment losses recognized in earnings	$19	$19	$5	$43	$88	$22	$5	$115

(1)	Includes OTTI on non-marketable equity securities.

The following are three-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Mar. 31, 2016 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2016 balance
AFS debt securities
Mortgage-backed securities	$294	$1	$—	$—	$295
State and municipal	—	—	—	—	—
Foreign government securities	170	—	—	—	170
Corporate	110	—	2	(2)	110
All other debt securities	166	—	—	—	166
Total OTTI credit losses recognized for AFS debt securities	$740	$1	$2	$(2)	$741
HTM debt securities
Mortgage-backed securities(1)	$668	$—	$—	$(24)	$644
State and municipal	—	1	—	—	1
All other debt securities	132	—	—	(1)	131
Total OTTI credit losses recognized for HTM debt securities	$800	$1	$—	$(25)	$776

(1)	Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Mar. 31, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
State and municipal	—	—	—	—	—
Foreign government securities	170	—	—	—	170
Corporate	112	—	—	—	112
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$726	$—	$—	$—	$726
HTM debt securities
Mortgage-backed securities(1)	$668	$—	$—	$—	$668
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$801	$—	$—	$—	$801

(1)	Primarily consists of Alt-A securities.

The following are six-month rollforwards of the credit-related impairments recognized in earnings for AFS and HTM debt securities held that the Company does not intend to sell nor likely will be required to sell:

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2015 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2016 balance
AFS debt securities
Mortgage-backed securities	$294	$1	$—	$—	$295
State and municipal	8	—	—	(8)	—
Foreign government securities	170	—	—	—	170
Corporate	112	1	2	(5)	110
All other debt securities	170	—	—	(4)	166
Total OTTI credit losses recognized for AFS debt securities	$754	$2	$2	$(17)	$741
HTM debt securities
Mortgage-backed securities(1)	$668	$—	$—	$(24)	$644
State and municipal	—	1	—	—	1
All other debt securities	132	—	—	(1)	131
Total OTTI credit losses recognized for HTM debt securities	$800	$1	$—	$(25)	$776

(1)	Primarily consists of Alt-A securities.

	Cumulative OTTI credit losses recognized in earnings on securities still held
In millions of dollars	Dec. 31, 2014 balance	Credit impairments recognized in earnings on securities not previously impaired	Credit impairments recognized in earnings on securities that have been previously impaired	Reductions due to credit-impaired securities sold, transferred or matured	June 30, 2015 balance
AFS debt securities
Mortgage-backed securities	$295	$—	$—	$—	$295
Foreign government securities	171	—	—	(1)	170
Corporate	118	—	—	(6)	112
All other debt securities	149	—	—	—	149
Total OTTI credit losses recognized for AFS debt securities	$733	$—	$—	$(7)	$726
HTM debt securities
Mortgage-backed securities(1)	$670	$—	$—	$(2)	$668
All other debt securities	133	—	—	—	133
Total OTTI credit losses recognized for HTM debt securities	$803	$—	$—	$(2)	$801

(1)	Primarily consists of Alt-A securities.

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

	Fair value		Unfunded commitments		Redemption frequency (if currently eligible) monthly, quarterly, annually	Redemption notice period
In millions of dollars	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Hedge funds	$2	$3	$—	$—	Generally quarterly	10–95 days
Private equity funds(1)(2)	714	762	136	173	—	—
Real estate funds (2)(3)	71	130	22	21	—	—
Total(4)	$787	$895	$158	$194	—	—

(1)	Private equity funds include funds that invest in infrastructure, leveraged buyout transactions, emerging markets and venture capital.

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

(4)
Included in the total fair value of investments above are $0.8 billion and $0.9 billion of fund assets that are valued using NAVs provided by third-party asset managers as of June 30, 2016 and December 31, 2015, respectively.

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

Consumer Loans
Consumer loans represent loans and leases managed primarily by the GCB businesses in Citicorp and in Citi Holdings. The following table provides information by loan type for the periods indicated:

In millions of dollars	June 30, 2016	December 31, 2015
In U.S. offices
Mortgage and real estate(1)	$77,242	$80,281
Installment, revolving credit, and other	3,486	3,480
Cards(2)	120,113	112,800
Commercial and industrial	7,041	6,407
	$207,882	$202,968
In offices outside the U.S.
Mortgage and real estate(1)	$46,049	$47,062
Installment, revolving credit, and other	27,830	29,480
Cards	25,844	27,342
Commercial and industrial	17,857	17,741
Lease financing	140	362
	$117,720	$121,987
Total consumer loans	$325,602	$324,955
Net unearned income	$817	830
Consumer loans, net of unearned income	$326,419	$325,785

(1)	Loans secured primarily by real estate.

(2)	Includes $11.3 billion of loans related to the acquisition of the Costco U.S. co-branded credit card portfolio, completed on June 17, 2016.

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
During the three and six months ended June 30, 2016 and 2015, the Company sold and/or reclassified to held-for-sale $2.1 billion and $4.7 billion, and $1.5 billion and $14.8 billion respectively, of consumer loans.

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

The following tables provide details on Citigroup’s consumer loan delinquency and non-accrual loans:
Consumer Loan Delinquency and Non-Accrual Details at June 30, 2016

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$53,014	$583	$350	$1,885	$55,832	$1,281	$1,600
Home equity loans(5)	20,391	252	433	—	21,076	740	—
Credit cards	118,460	1,219	1,129	—	120,808	—	1,128
Installment and other	4,695	62	36	—	4,793	64	—
Commercial banking loans	8,731	15	69	—	8,815	433	11
Total	$205,291	$2,131	$2,017	$1,885	$211,324	$2,518	$2,739
In offices outside North America
Residential first mortgages	$38,849	$235	$161	$—	$39,245	$399	$—
Credit cards	24,276	434	396	—	25,106	282	256
Installment and other	25,611	357	138	—	26,106	308	—
Commercial banking loans	24,473	19	131	—	24,623	195	—
Total	$113,209	$1,045	$826	$—	$115,080	$1,184	$256
Total GCB and Citi Holdings consumer	$318,500	$3,176	$2,843	$1,885	$326,404	$3,702	$2,995
Other(6)	14	1	—	—	15	3	—
Total Citigroup	$318,514	$3,177	$2,843	$1,885	$326,419	$3,705	$2,995

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $32 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.3 billion and 90 days or more past due of $1.6 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(6)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

Consumer Loan Delinquency and Non-Accrual Details at December 31, 2015

In millions of dollars	Total current(1)(2)	30–89 days past due(3)	≥ 90 days past due(3)	Past due government guaranteed(4)	Total loans(2)	Total non-accrual	90 days past due and accruing
In North America offices
Residential first mortgages	$53,146	$846	$564	$2,318	$56,874	$1,216	$1,997
Home equity loans(5)	22,335	136	277	—	22,748	1,017	—
Credit cards	110,814	1,296	1,243	—	113,353	—	1,243
Installment and other	4,576	80	33	—	4,689	56	2
Commercial banking loans	8,241	16	61	—	8,318	222	17
Total	$199,112	$2,374	$2,178	$2,318	$205,982	$2,511	$3,259
In offices outside North America
Residential first mortgages	$39,551	$240	$175	$—	$39,966	$388	$—
Credit cards	25,698	477	442	—	26,617	261	278
Installment and other	27,664	317	220	—	28,201	226	—
Commercial banking loans	24,764	46	31	—	24,841	247	—
Total	$117,677	$1,080	$868	$—	$119,625	$1,122	$278
Total GCB and Citi Holdings	$316,789	$3,454	$3,046	$2,318	$325,607	$3,633	$3,537
Other(6)	164	7	7	—	178	25	—
Total Citigroup	$316,953	$3,461	$3,053	$2,318	$325,785	$3,658	$3,537

(1)	Loans less than 30 days past due are presented as current.

(2)	Includes $34 million of residential first mortgages recorded at fair value.

(3)	Excludes loans guaranteed by U.S. government-sponsored entities.

(4)	Consists of residential first mortgages that are guaranteed by U.S. government-sponsored entities that are 30–89 days past due of $0.3 billion and 90 days or more past due of $2.0 billion.

(5)	Fixed-rate home equity loans and loans extended under home equity lines of credit, which are typically in junior lien positions.

(6)	Represents loans classified as consumer loans on the Consolidated Balance Sheet that are not included in the Citi Holdings consumer credit metrics.

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

FICO score distribution in U.S. portfolio(1)(2)	June 30, 2016
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$2,978	$2,742	$45,580
Home equity loans	1,884	1,584	16,360
Credit cards	7,332	10,234	100,186
Installment and other	310	265	2,643
Total	$12,504	$14,825	$164,769

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to long-term standby commitments (LTSCs) with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

FICO score distribution in U.S. portfolio(1)(2)	December 31, 2015
In millions of dollars	Less than 620	≥ 620 but less than 660	Equal to or greater than 660
Residential first mortgages	$3,483	$3,036	$45,047
Home equity loans	2,067	1,782	17,837
Credit cards	7,341	10,072	93,194
Installment and other	337	270	2,662
Total	$13,228	$15,160	$158,740

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where FICO was not available. Such amounts are not material.

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

LTV distribution in U.S. portfolio(1)(2)	June 30, 2016
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$46,838	$4,032	$502
Home equity loans	13,283	4,341	2,104
Total	$60,121	$8,373	$2,606

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

LTV distribution in U.S. portfolio(1)(2)	December 31, 2015
In millions of dollars	Less than or equal to 80%	> 80% but less than or equal to 100%	Greater than 100%
Residential first mortgages	$46,559	$4,478	$626
Home equity loans	13,904	5,147	2,527
Total	$60,463	$9,625	$3,153

(1)	Excludes loans guaranteed by U.S. government entities, loans subject to LTSCs with U.S. government-sponsored entities and loans recorded at fair value.

(2)	Excludes balances where LTV was not available. Such amounts are not material.

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

The following tables present information about total impaired consumer loans and interest income recognized on impaired consumer loans:

					Three months ended June 30,		Six months ended June 30,
	Balance at June 30, 2016				2016	2015	2016	2015
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value (4)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)	Interest income recognized(5)
Mortgage and real estate
Residential first mortgages	$4,732	$5,183	$532	$6,366	$43	$111	$104	$252
Home equity loans	1,329	1,858	311	1,483	9	17	18	34
Credit cards	1,849	1,884	581	1,924	39	45	80	89
Installment and other
Individual installment and other	468	552	226	469	7	8	14	39
Commercial banking loans	587	945	125	442	2	3	4	6
Total	$8,965	$10,422	$1,775	$10,684	$100	$184	$220	$420

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,081 million of residential first mortgages, $439 million of home equity loans and $128 million of commercial market loans do not have a specific allowance.
(3) Included in the Allowance for loan losses.
(4) Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.
(5) Includes amounts recognized on both an accrual and cash basis.

	Balance, December 31, 2015
In millions of dollars	Recorded investment(1)(2)	Unpaid principal balance	Related specific allowance(3)	Average carrying value(4)
Mortgage and real estate
Residential first mortgages	$6,038	$6,610	$739	$8,932
Home equity loans	1,399	1,972	406	1,778
Credit cards	1,950	1,986	604	2,079
Installment and other
Individual installment and other	464	519	197	449
Commercial banking loans	341	572	100	361
Total	$10,192	$11,659	$2,046	$13,599

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount and direct write-downs and includes accrued interest only on credit card loans.

(2)	$1,151 million of residential first mortgages, $459 million of home equity loans and $86 million of commercial market loans do not have a specific allowance.

(3)	Included in the Allowance for loan losses.

(4)	Average carrying value represents the average recorded investment ending balance for the last four quarters and does not include the related specific allowance.

Consumer Troubled Debt Restructurings
The following tables present consumer TDRs occurring:

	At and for the three months ended June 30, 2016
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	1,346	$205	$1	$—	$1	1%
Home equity loans	814	30	—	—	—	3
Credit cards	42,792	164	—	—	—	17
Installment and other revolving	1,381	12	—	—	—	14
Commercial markets(6)	41	6	—	—	—	—
Total(8)	46,374	$417	$1	$—	$1
International
Residential first mortgages	613	23	—	—	—	1%
Credit cards	28,628	90	—	—	2	12
Installment and other revolving	11,198	58	—	—	2	7
Commercial markets(6)	42	20	—	—	—	—
Total(8)	40,481	$191	$—	$—	$4

	At and for the three months ended June 30, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	2,709	$366	$2	$1	$8	1%
Home equity loans	1,292	45	—	—	1	2
Credit cards	44,848	184	—	—	—	16
Installment and other revolving	1,092	9	—	—	—	14
Commercial markets(6)	99	17	—	—	—	—
Total(8)	50,040	$621	$2	$1	$9
International
Residential first mortgages	758	25	—	—	—	—%
Credit cards	37,587	103	—	—	2	12
Installment and other revolving	13,167	61	—	—	2	6
Commercial markets(6)	48	22	—	—	—	1
Total(8)	51,560	$211	$—	$—	$4

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $21 million of residential first mortgages and $4 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2016. These amounts include $13 million of residential first mortgages and $4 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2016, based on previously received OCC guidance.

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
(7) Post-modification balances in North America include $62 million of residential first mortgages and $15 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the three months ended June 30, 2015. These amounts include $35 million of residential first mortgages and $12 million of home equity loans that were newly classified as TDRs in the three months ended June 30, 2015, based on previously received OCC guidance.
(8) The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

	At and for the six months ended June 30, 2016
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(2)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	2,814	$417	$3	$—	$2	1%
Home equity loans	1,672	60	—	—	—	3
Credit cards	91,901	353	—	—	—	17
Installment and other revolving	2,766	24	—	—	—	14
Commercial banking(6)	64	11	—	—	—	—
Total(8)	99,217	$865	$3	$—	$2
International
Residential first mortgages	1,032	$38	$—	$—	$—	1%
Credit cards	80,835	213	—	—	4	12
Installment and other revolving	32,842	140	—	—	4	7
Commercial banking(6)	73	52	—	—	—	—
Total(8)	114,782	$443	$—	$—	$8

	At and for the six months ended June 30, 2015
In millions of dollars except number of loans modified	Number of loans modified	Post- modification recorded investment(1)(7)	Deferred principal(3)	Contingent principal forgiveness(4)	Principal forgiveness(5)	Average interest rate reduction
North America
Residential first mortgages	5,802	$773	$6	$3	$17	1%
Home equity loans	2,550	90	1	—	2	2
Credit cards	95,158	396	—	—	—	16
Installment and other revolving	2,076	18	—	—	—	13
Commercial banking(6)	156	28	—	—	—	—
Total(8)	105,742	$1,305	$7	$3	$19
International
Residential first mortgages	1,641	$49	$—	$—	$—	—%
Credit cards	78,018	201	—	—	4	13
Installment and other revolving	29,114	131	—	—	4	5
Commercial banking(6)	125	49	—	—	—	1
Total(8)	108,898	$430	$—	$—	$8

(1)	Post-modification balances include past due amounts that are capitalized at the modification date.

(2)
Post-modification balances in North America include $41 million of residential first mortgages and $9 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2016. These amounts include $27 million of residential first mortgages and $9 million of home equity loans that were newly classified as TDRs in the six months ended June 30, 2016, based on previously received OCC guidance.

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
(7) Post-modification balances in North America include $127 million of residential first mortgages and $29 million of home equity loans to borrowers who have gone through Chapter 7 bankruptcy in the six months ended June 30, 2015. These amounts include $73 million of residential first mortgages and $24 million of home equity loans that were newly classified as TDRs in the six months ended June 30, 2015, based on previously received OCC guidance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
North America
Residential first mortgages	$52	$117	$139	$227
Home equity loans	6	10	14	21
Credit cards	46	49	95	92
Installment and other revolving	2	2	4	3
Commercial banking	1	1	2	3
Total	$107	$179	$254	$346
International
Residential first mortgages	$3	$6	$6	$12
Credit cards	37	36	73	71
Installment and other revolving	24	23	47	46
Commercial banking	6	7	15	15
Total	$70	$72	$141	$144

Corporate Loans
Corporate loans represent loans and leases managed by ICG. The following table presents information by corporate loan type:

In millions of dollars	June 30, 2016	December 31, 2015
In U.S. offices
Commercial and industrial	$50,286	$41,147
Financial institutions	32,001	36,396
Mortgage and real estate(1)	40,175	37,565
Installment, revolving credit and other	32,491	33,374
Lease financing	1,546	1,780
	$156,499	$150,262
In offices outside the U.S.
Commercial and industrial	$87,125	$82,358
Financial institutions	27,856	28,704
Mortgage and real estate(1)	5,455	5,106
Installment, revolving credit and other	24,825	20,853
Lease financing	255	303
Governments and official institutions	5,757	4,911
	$151,273	$142,235
Total corporate loans	$307,772	$292,497
Net unearned income	(676)	(665)
Corporate loans, net of unearned income	$307,096	$291,832

(1)	Loans secured primarily by real estate.

The Company sold and/or reclassified to held-for-sale $0.8 billion and $1.3 billion of corporate loans during the three and six months ended June 30, 2016, respectively and $0.5 billion and $1.1 billion during the three and six months ended June 30, 2015, respectively. The Company did not have significant purchases of corporate loans classified as held-for-investment for the three and six months ended June 30, 2016 or 2015.

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

Corporate Loan Delinquency and Non-Accrual Details at June 30, 2016

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$44	$—	$44	$1,962	$132,551	$134,557
Financial institutions	51	—	51	194	59,147	59,392
Mortgage and real estate	325	—	325	183	44,940	45,448
Leases	35	9	44	60	1,697	1,801
Other	65	71	136	61	61,599	61,796
Loans at fair value						4,102
Purchased distressed loans						—
Total	$520	$80	$600	$2,460	$299,934	$307,096
Corporate Loan Delinquency and Non-Accrual Details at December 31, 2015

In millions of dollars	30–89 days past due and accruing(1)	≥ 90 days past due and accruing(1)	Total past due and accruing	Total non-accrual(2)	Total current(3)	Total loans (4)
Commercial and industrial	$87	$4	$91	$1,071	$118,465	$119,627
Financial institutions	16	—	16	173	64,128	64,317
Mortgage and real estate	137	7	144	232	42,095	42,471
Leases	—	—	—	76	2,006	2,082
Other	29	—	29	44	58,286	58,359
Loans at fair value						4,971
Purchased distressed loans						5
Total	$269	$11	$280	$1,596	$284,980	$291,832

(1)	Corporate loans that are 90 days past due are generally classified as non-accrual. Corporate loans are considered past due when principal or interest is contractually due but unpaid.

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

Corporate Loans Credit Quality Indicators

	Recorded investment in loans(1)
In millions of dollars	June 30, 2016	December 31, 2015
Investment grade(2)
Commercial and industrial	$92,775	$85,828
Financial institutions	50,507	53,522
Mortgage and real estate	21,066	18,869
Leases	1,289	1,725
Other	55,129	51,449
Total investment grade	$220,766	$211,393
Non-investment grade(2)
Accrual
Commercial and industrial	$39,819	$32,726
Financial institutions	8,691	10,622
Mortgage and real estate	2,263	2,800
Leases	452	282
Other	6,607	6,867
Non-accrual
Commercial and industrial	1,962	1,071
Financial institutions	194	173
Mortgage and real estate	183	232
Leases	60	76
Other	61	44
Total non-investment grade	$60,292	$54,893
Private bank loans managed on a delinquency basis(2)	$21,936	$20,575
Loans at fair value	4,102	4,971
Corporate loans, net of unearned income	$307,096	$291,832

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Held-for-investment loans are accounted for on an amortized cost basis.

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

The following tables present non-accrual loan information by corporate loan type and interest income recognized on non-accrual corporate loans:
Non-Accrual Corporate Loans

	June 30, 2016				Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)	Interest income recognized(3)	Interest income recognized(3)
Non-accrual corporate loans
Commercial and industrial	$1,962	$2,343	$417	$1,490	$7	$17
Financial institutions	194	203	9	174	1	3
Mortgage and real estate	183	304	11	214	1	2
Lease financing	60	60	1	53	—	—
Other	61	117	47	60	3	3
Total non-accrual corporate loans	$2,460	$3,027	$485	$1,991	$12	$25

	December 31, 2015
In millions of dollars	Recorded investment(1)	Unpaid principal balance	Related specific allowance	Average carrying value(2)
Non-accrual corporate loans
Commercial and industrial	$1,071	$1,224	$246	$859
Financial institutions	173	196	10	194
Mortgage and real estate	232	336	21	240
Lease financing	76	76	54	62
Other	44	114	32	39
Total non-accrual corporate loans	$1,596	$1,946	$363	$1,394

	June 30, 2016		December 31, 2015
In millions of dollars	Recorded investment(1)	Related specific allowance	Recorded investment(1)	Related specific allowance
Non-accrual corporate loans with valuation allowances
Commercial and industrial	$941	$417	$571	$246
Financial institutions	14	9	18	10
Mortgage and real estate	34	11	60	21
Lease financing	59	1	75	54
Other	55	47	40	32
Total non-accrual corporate loans with specific allowance	$1,103	$485	$764	$363
Non-accrual corporate loans without specific allowance
Commercial and industrial	$1,021		$500
Financial institutions	180		155
Mortgage and real estate	149		172
Lease financing	1		1
Other	6		4
Total non-accrual corporate loans without specific allowance	$1,357	N/A	$832	N/A

(1)	Recorded investment in a loan includes net deferred loan fees and costs, unamortized premium or discount, less any direct write-downs.

(2)	Average carrying value represents the average recorded investment balance and does not include related specific allowance.

(3)	Interest income recognized for the three- and six-month periods ended June 30, 2015 was $4 million and $5 million, respectively.

Corporate Troubled Debt Restructurings

The following table presents corporate TDR activity at and for the three months ended June 30, 2016:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$105	$73	$32	$—
Mortgage and real estate	1	—	—	1
Other	142	—	142	—
Total	$248	$73	$174	$1

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the three months ended June 30, 2015:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$66	$33	$—	$33
Mortgage and real estate	11	1	—	10
Total	$77	$34	$—	$43

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the six months ended June 30, 2016:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$203	$73	$32	$98
Mortgage and real estate	5	—	—	5
Other	142	—	142	—
Total	$350	$73	$174	$103

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

(2)	TDRs involving changes in the amount or timing of interest payments may involve a below-market interest rate.

The following table presents corporate TDR activity at and for the six months ended June 30, 2015:

In millions of dollars	Carrying Value	TDRs involving changes in the amount and/or timing of principal payments(1)	TDRs involving changes in the amount and/or timing of interest payments(2)	TDRs involving changes in the amount and/or timing of both principal and interest payments
Commercial and industrial	$66	$33	$—	$33
Mortgage and real estate	12	2	—	10
Total	$78	$35	$—	$43

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

In millions of dollars	TDR balances at June 30, 2016	TDR loans in payment default during the three months ended June 30, 2016	TDR loans in payment default six months ended June 30, 2016	TDR balances at June 30, 2015	TDR loans in payment default during the three months ended June 30, 2015	TDR loans in payment default six months ended June 30, 2015
Commercial and industrial	$323	$7	$7	$118	$—	$—
Loans to financial institutions	—	—	—	1	1	1
Mortgage and real estate	130	—	—	113	—	—
Other	288	—	—	326	—	—
Total(1)	$741	$7	$7	$558	$1	$1

(1)	The above tables reflect activity for loans outstanding as of the end of the reporting period that were considered TDRs.

15. ALLOWANCE FOR CREDIT LOSSES

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$12,712	$14,598	$12,626	$15,994
Gross credit losses	(2,048)	(2,335)	(4,191)	(4,793)
Gross recoveries(1)	432	415	851	916
Net credit losses (NCLs)(2)	$(1,616)	$(1,920)	$(3,340)	$(3,877)
NCLs	$1,616	$1,920	$3,340	$3,877
Net reserve releases	(90)	(199)	(48)	(290)
Net specific reserve releases	(136)	(206)	(16)	(317)
Total provision for loan losses	$1,390	$1,515	$3,276	$3,270
Other, net(3)	(182)	(118)	(258)	(1,312)
Allowance for loan losses at end of period	$12,304	$14,075	$12,304	$14,075
Allowance for credit losses on unfunded lending commitments at beginning of period	$1,473	$1,023	$1,402	$1,063
Provision (release) for unfunded lending commitments	(30)	(48)	41	(85)
Other, net	(11)	(2)	(11)	(5)
Allowance for credit losses on unfunded lending commitments at end of period(4)	$1,432	$973	$1,432	$973
Total allowance for loans, leases, and unfunded lending commitments	$13,736	$15,048	$13,736	$15,048

(1)	Recoveries have been reduced by certain collection costs that are incurred only if collection efforts are successful.

(2)
As a result of the entry into an agreement in March 2015 to sell OneMain Financial (OneMain), OneMain was classified as held-for-sale (HFS) at the end of the first quarter of 2015. As a result of HFS accounting treatment, approximately $160 million of net credit losses were recorded as a reduction in revenue (Other revenue) during the second quarter of 2015.

(3)
The second quarter of 2016 includes a reduction of approximately $101 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $24 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the second quarter includes a reduction of approximately $75 million related to FX translation. The first quarter of 2016 includes a reduction of approximately $148 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $29 million related to the transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2016 includes an increase of approximately $63 million related to FX translation. The second quarter of 2015 includes a reduction of approximately $88 million related to the sale or transfer to HFS of various loan portfolios, including a reduction of $34 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the second quarter of 2015 includes a reduction of approximately $39 million related to FX translation. The first quarter of 2015 includes a reduction of approximately $1.0 billion related to the sale or transfer to HFS of various loan portfolios, including a reduction of $281 million related to a transfer of a real estate loan portfolio to HFS. Additionally, the first quarter of 2015 includes a reduction of approximately $145 million related to FX translation.

(4)	Represents additional credit loss reserves for unfunded lending commitments and letters of credit recorded in Other liabilities on the Consolidated Balance Sheet.

Allowance for Credit Losses and Investment in Loans

	Three Months Ended
	June 30, 2016			June 30, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,905	$9,807	$12,712	$2,546	$12,052	$14,598
Charge-offs	(158)	(1,890)	(2,048)	(126)	(2,209)	(2,335)
Recoveries	16	416	432	19	396	415
Replenishment of net charge-offs	142	1,474	1,616	107	1,813	1,920
Net reserve releases	(16)	(74)	(90)	(32)	(167)	(199)
Net specific reserve releases	(11)	(125)	(136)	(119)	(87)	(206)
Other	(6)	(176)	(182)	11	(129)	(118)
Ending balance	$2,872	$9,432	$12,304	$2,406	$11,669	$14,075

	Six Months Ended
	June 30, 2016			June 30, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses at beginning of period	$2,791	$9,835	$12,626	$2,447	$13,547	$15,994
Charge-offs	(382)	(3,809)	(4,191)	(152)	(4,641)	(4,793)
Recoveries	29	822	851	52	864	916
Replenishment of net charge-offs	353	2,987	3,340	100	3,777	3,877
Net reserve releases	(12)	(36)	(48)	80	(370)	(290)
Net specific reserve builds (releases)	90	(106)	(16)	(116)	(201)	(317)
Other	3	(261)	(258)	(5)	(1,307)	(1,312)
Ending balance	$2,872	$9,432	$12,304	$2,406	$11,669	$14,075

	June 30, 2016			December 31, 2015
In millions of dollars	Corporate	Consumer	Total	Corporate	Consumer	Total
Allowance for loan losses
Determined in accordance with ASC 450	$2,386	$7,650	$10,036	$2,408	$7,776	$10,184
Determined in accordance with ASC 310-10-35	486	1,775	2,261	380	2,046	2,426
Determined in accordance with ASC 310-30	—	7	7	3	13	16
Total allowance for loan losses	$2,872	$9,432	$12,304	$2,791	$9,835	$12,626
Loans, net of unearned income
Loans collectively evaluated for impairment in accordance with ASC 450	$300,328	$317,210	$617,538	$285,053	$315,314	$600,367
Loans individually evaluated for impairment in accordance with ASC 310-10-35	2,666	8,965	11,631	1,803	10,192	11,995
Loans acquired with deteriorated credit quality in accordance with ASC 310-30	—	212	212	5	245	250
Loans held at fair value	4,102	32	4,134	4,971	34	5,005
Total loans, net of unearned income	$307,096	$326,419	$633,515	$291,832	$325,785	$617,617

16.   GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in Goodwill were as follows:

In millions of dollars
Balance, December 31, 2015	$22,349
Foreign exchange translation and other	239
Divestitures	(13)
Balance at March 31, 2016	$22,575
Foreign exchange translation and other	(79)
Balance at June 30, 2016	$22,496

The goodwill impairment testing process, including the
methodology and assumptions used to estimate the fair
value of the reporting units, is disclosed in more detail in Note 1 of Citigroup’s 2015 Annual Report on Form 10-K.
During the first quarter of 2016, Citigroup announced its intention to exit its consumer businesses in Argentina, Brazil and Colombia. These businesses, which previously had been reported as part of Latin America GCB, are reported as part of Citi Holdings—Consumer Latin America beginning in the first quarter of 2016. In addition, the other component businesses of Latin America GCB, except the Mexico consumer business, were either transferred to the ICG reporting units (Banking and Markets) or North America GCB reporting unit (International Personal Banking). Furthermore, the remaining businesses in EMEA GCB, except for the commercial business which was transferred to the ICG—Banking reporting unit, are reported under Asia GCB.
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
During the second quarter of 2016, there were no triggering events that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value for all reporting units with goodwill balances.
The fair values of the Company’s reporting units substantially exceeded their carrying values and did not indicate a risk of impairment based on current valuations.

The following table shows reporting units with goodwill balances as of June 30, 2016.

In millions of dollars
Reporting unit(1)(2)	Goodwill
North America Global Consumer Banking	$6,766
Asia Global Consumer Banking (3)	5,002
Latin America Global Consumer Banking (4)	1,176
ICG—Banking	2,892
ICG—Markets and Securities Services	6,580
Citi Holdings—Consumer Latin America	80
Total	$22,496

(1)	Citi Holdings—Other and Citi Holdings—ICG are excluded from the table as there is no goodwill allocated to them.

(2)	Citi Holdings—Consumer EMEA, is excluded from the table as the entire reporting unit, together with allocated goodwill, is classified as held-for-sale as of June 30, 2016.

(3)	Asia Global Consumer Banking includes the consumer businesses in UK, Russia, Poland, UAE and Bahrain beginning the first quarter of 2016.

(4)	Latin America Global Consumer Banking contains only the consumer business in Mexico beginning the first quarter of 2016.

Intangible Assets
The components of intangible assets were as follows:

	June 30, 2016			December 31, 2015
In millions of dollars	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased credit card relationships	$8,394	$6,543	$1,851	$7,606	$6,520	$1,086
Core deposit intangibles	869	818	51	1,050	969	81
Other customer relationships	530	289	241	471	252	219
Present value of future profits	35	30	5	37	31	6
Indefinite-lived intangible assets	238	—	238	284	—	284
Other(1)	5,764	2,629	3,135	4,659	2,614	2,045
Intangible assets (excluding MSRs)	$15,830	$10,309	$5,521	$14,107	$10,386	$3,721
Mortgage servicing rights (MSRs)	1,324	—	1,324	1,781	—	1,781
Total intangible assets	$17,154	$10,309	$6,845	$15,888	$10,386	$5,502

(1)	Includes contract-related intangible assets.

The changes in intangible assets were as follows:

	Net carrying amount at				Net carrying amount at
In millions of dollars	December 31, 2015	Acquisitions/ divestitures (1)	Amortization	FX translation and other	June 30, 2016
Purchased credit card relationships	$1,086	$848	$(98)	$15	$1,851
Core deposit intangibles	81	(13)	(15)	(2)	51
Other customer relationships	219	—	(12)	34	241
Present value of future profits	6	—	—	(1)	5
Indefinite-lived intangible assets	284	(18)	—	(28)	238
Other	2,045	1,205	(133)	18	3,135
Intangible assets (excluding MSRs)	$3,721	$2,022	$(258)	$36	$5,521
Mortgage servicing rights (MSRs)(2)	1,781				1,324
Total intangible assets	$5,502				$6,845

(1)
Reflects the recognition during the second quarter of 2016 of additional purchased credit card relationships and contract-related intangible assets as a result of the acquisition of the Costco cards portfolio, as well as the renewal and extension of the co-branded credit card program agreement with American Airlines.

(2)	For additional information on Citi’s MSRs, including the rollforward for the six months ended June 30, 2016, see Note 20 to the Consolidated Financial Statements.

17.   DEBT
Short-Term Borrowings

In millions of dollars	June 30, 2016	December 31, 2015
	Balance	Balance
Commercial paper	$9,982	$9,995
Other borrowings	8,426	11,084
Total	$18,408	$21,079

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

Long-Term Debt

In millions of dollars	June 30, 2016	December 31, 2015
Citigroup Inc.(1)	$148,686	$142,157
Bank(2)	52,627	55,131
Broker-dealer(3)	6,135	3,987
Total	$207,448	$201,275

(1)	Parent holding company, Citigroup Inc.

(2)
Represents Citibank entities as well as other bank entities. At June 30, 2016 and December 31, 2015, collateralized long-term advances from the Federal Home Loan Banks were $19.6 billion and $17.8 billion, respectively.

(3)	Represents broker-dealer subsidiaries that are consolidated into Citigroup Inc., the parent holding company.

Long-term debt outstanding includes trust preferred securities with a balance sheet carrying value of $1.7 billion at both June 30, 2016 and December 31, 2015.

The following table summarizes the Company’s outstanding trust preferred securities at June 30, 2016:

						Junior subordinated debentures owned by trust
Trust	Issuance date	Securities issued	Liquidation value(1)	Coupon rate(2)	Common shares issued to parent	Amount	Maturity	Redeemable by issuer beginning
In millions of dollars, except share amounts
Citigroup Capital III	Dec. 1996	194,053	$194	7.625%	6,003	$200	Dec. 1, 2036	Not redeemable
Citigroup Capital XIII	Sept. 2010	89,840,000	2,246	3 mo LIBOR + 637 bps	1,000	2,246	Oct. 30, 2040	Oct. 30, 2015
Citigroup Capital XVIII	June 2007	99,901	134	6.829	50	134	June 28, 2067	June 28, 2017
Total obligated			$2,574			$2,580

Note: Distributions on the trust preferred securities and interest on the subordinated debentures are payable semiannually for Citigroup Capital III and Citigroup Capital XVIII and quarterly for Citigroup Capital XIII.

(1)	Represents the notional value received by investors from the trusts at the time of issuance.

(2)	In each case, the coupon rate on the subordinated debentures is the same as that on the trust preferred securities.

18.   CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in each component of Citigroup’s Accumulated other comprehensive income (loss) were as follows:
Three Months Ended June 30, 2016

In millions of dollars	Net unrealized gains (losses) on investment securities	Debt valuation adjustment (DVA)(1)	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Accumulated other comprehensive income (loss)
Balance, March 31, 2016	$1,127	$178	$(300)	$(5,581)	$(22,050)	$(26,626)
Other comprehensive income before reclassifications	1,025	16	115	(66)	(552)	538
Increase (decrease) due to amounts reclassified from AOCI	(98)	(4)	36	39	—	(27)
Change, net of taxes	$927	$12	$151	$(27)	$(552)	$511
Balance at June 30, 2016	$2,054	$190	$(149)	$(5,608)	$(22,602)	$(26,115)
Six Months Ended June 30, 2016:

Balance, December 31, 2015	$(907)	$—	$(617)	$(5,116)	$(22,704)	$(29,344)
Adjustment to opening balance, net of taxes(1)	—	(15)	—	—	—	(15)
Adjusted balance, beginning of period	$(907)	$(15)	$(617)	$(5,116)	$(22,704)	$(29,359)
Other comprehensive income before reclassifications	3,051	208	406	(566)	102	3,201
Increase (decrease) due to amounts reclassified from AOCI	(90)	(3)	62	74	—	43
Change, net of taxes	$2,961	$205	$468	$(492)	$102	$3,244
Balance at June 30, 2016	$2,054	$190	$(149)	$(5,608)	$(22,602)	$(26,115)
Three Months Ended June 30, 2015

In millions of dollars	Net unrealized gains (losses) on investment securities	Cash flow hedges(2)	Benefit plans(3)	Foreign currency translation adjustment (CTA), net of hedges(4)	Accumulated other comprehensive income (loss)
Balance, March 31, 2015	$648	$(823)	$(5,249)	$(19,267)	$(24,691)
Other comprehensive income before reclassifications	(844)	22	539	(148)	(431)
Increase (decrease) due to amounts reclassified from AOCI	(91)	70	39	—	18
Change, net of taxes	$(935)	$92	$578	$(148)	$(413)
Balance, June 30, 2015	$(287)	$(731)	$(4,671)	$(19,415)	$(25,104)
Six Months Ended June 30, 2015:

Balance, December 31, 2014	$57	$(909)	$(5,159)	$(17,205)	$(23,216)
Other comprehensive income before reclassifications	(103)	54	408	(2,210)	(1,851)
Increase (decrease) due to amounts reclassified from AOCI	(241)	124	80	—	(37)
Change, net of taxes	$(344)	$178	$488	$(2,210)	$(1,888)
Balance, June 30, 2015	$(287)	$(731)	$(4,671)	$(19,415)	$(25,104)

(1)
Beginning in the first quarter of 2016, changes in DVA are reflected as a component of AOCI, pursuant to the adoption of only the provisions of ASU 2016-01 relating to the presentation of DVA on fair value option liabilities. See Note 1 to the Consolidated Financial Statements for further information regarding this change.

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

(4)
Primarily reflects the movements in (by order of impact) the Mexican peso, Japanese yen, euro, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2016. Primarily reflects the movements in (by order of impact) the Japanese yen, euro, Brazilian real and Chilean peso against the U.S. dollar, and changes in related tax effects and hedges for quarter ended March 31, 2016. Primarily reflects the movements in (by order of impact) the Mexican peso, British pound, Korean won and euro against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended June 30, 2015. Primarily reflects the movements in (by order of impact) the euro, Mexican peso, British pound, and Brazilian real against the U.S. dollar, and changes in related tax effects and hedges for the quarter ended March 31, 2015.

The pretax and after-tax changes in each component of Accumulated other comprehensive income (loss) were as follows:
Three Months Ended June 30, 2016

In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2016	$(34,668)	$8,042	$(26,626)
Change in net unrealized gains (losses) on investment securities	1,482	(555)	927
Debt valuation adjustment (DVA)	20	(8)	12
Cash flow hedges	257	(106)	151
Benefit plans	(31)	4	(27)
Foreign currency translation adjustment	(774)	222	(552)
Change	$954	$(443)	$511
Balance, June 30, 2016	$(33,714)	$7,599	$(26,115)
Six Months Ended June 30, 2016

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2015	$(38,440)	$9,096	$(29,344)
Adjustment to opening balance (1)	(26)	11	(15)
Adjusted balance, beginning of period	$(38,466)	$9,107	$(29,359)
Change in net unrealized gains (losses) on investment securities	4,706	(1,745)	2,961
Debt valuation adjustment (DVA)	327	(122)	205
Cash flow hedges	739	(271)	468
Benefit plans	(758)	266	(492)
Foreign currency translation adjustment	(262)	364	102
Change	$4,752	$(1,508)	$3,244
Balance, June 30, 2016	$(33,714)	$7,599	$(26,115)

(1)	Represents the ($15) million adjustment related to the initial adoption of ASU 2016-01. See Note 1 to the Consolidated Financial Statements.

Three Months Ended June 30, 2015

In millions of dollars	Pretax	Tax effect	After-tax
Balance, March 31, 2015	$(32,279)	$7,588	$(24,691)
Change in net unrealized gains (losses) on investment securities	(1,517)	582	(935)
Cash flow hedges	118	(26)	92
Benefit plans	810	(232)	578
Foreign currency translation adjustment	(280)	132	(148)
Change	$(869)	$456	$(413)
Balance, June 30, 2015	$(33,148)	$8,044	$(25,104)

Six Months Ended June 30, 2015

In millions of dollars	Pretax	Tax effect	After-tax
Balance, December 31, 2014	$(31,060)	$7,844	$(23,216)
Change in net unrealized gains (losses) on investment securities	(468)	124	(344)
Cash flow hedges	274	(96)	178
Benefit plans	689	(201)	488
Foreign currency translation adjustment	(2,583)	373	(2,210)
Change	$(2,088)	$200	$(1,888)
Balance, June 30, 2015	$(33,148)	$8,044	$(25,104)

During the three and six months ended June 30, 2016, the Company recognized pretax gain of $39 million ($27 million net of tax) and pretax loss of $75 million ($43 million net of tax), respectively, related to amounts reclassified out of AOCI into the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,	Six Months Ended June 30,
In millions of dollars	2016	2016
Realized (gains) losses on sales of investments	$(200)	$(386)
OTTI gross impairment losses	48	251
Subtotal, pretax	$(152)	$(135)
Tax effect	54	45
Net realized (gains) losses on investment securities, after-tax(1)	$(98)	$(90)
Realized DVA (gains) losses on fair value option liabilities	$(6)	$(5)
Subtotal, pretax	$(6)	$(5)
Tax effect	2	2
Net realized debt valuation adjustment, after-tax	$(4)	$(3)
Interest rate contracts	$41	$57
Foreign exchange contracts	17	43
Subtotal, pretax	$58	$100
Tax effect	(22)	(38)
Amortization of cash flow hedges, after-tax(2)	$36	$62
Amortization of unrecognized
Prior service cost (benefit)	$(11)	$(21)
Net actuarial loss	69	135
Curtailment/settlement impact(3)	3	1
Subtotal, pretax	$61	$115
Tax effect	(22)	(41)
Amortization of benefit plans, after-tax(3)	$39	$74
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$(39)	$75
Total tax effect	12	(32)
Total amounts reclassified out of AOCI, after-tax	$(27)	$43

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

During the three and six months ended June 30, 2015, the Company recognized pretax loss of $43 million ($18 million net of tax) and pretax gain of $42 million ($37 million net of tax), respectively, related to amounts reclassified out of AOCI into the Consolidated Statement of Income as follows:

	Increase (decrease) in AOCI due to amounts reclassified to Consolidated Statement of Income
	Three Months Ended June 30,	Six Months Ended June 30,
In millions of dollars	2015	2015
Realized (gains) losses on sales of investments	$(183)	$(490)
OTTI gross impairment losses	43	115
Subtotal, pretax	$(140)	$(375)
Tax effect	49	134
Net realized (gains) losses on investment securities, after-tax(1)	$(91)	$(241)
Interest rate contracts	$74	$120
Foreign exchange contracts	37	77
Subtotal, pretax	$111	$197
Tax effect	(41)	(73)
Amortization of cash flow hedges, after-tax(2)	$70	$124
Amortization of unrecognized
Prior service cost (benefit)	$(10)	$(21)
Net actuarial loss	72	147
Curtailment/settlement impact(3)	10	10
Subtotal, pretax	$72	$136
Tax effect	(33)	(56)
Amortization of benefit plans, after-tax(3)	$39	$80
Foreign currency translation adjustment	$—	$—
Total amounts reclassified out of AOCI, pretax	$43	$(42)
Total tax effect	(25)	5
Total amounts reclassified out of AOCI, after-tax	$18	$(37)

(1)
The pretax amount is reclassified to Realized gains (losses) on sales of investments, net and Gross impairment losses on the Consolidated Statement of Income. See Note 13 to the Consolidated Financial Statements for additional details.

(2)	See Note 21 to the Consolidated Financial Statements for additional details.

(3)	See Note 8 to the Consolidated Financial Statements for additional details.

19.   PREFERRED STOCK

The following table summarizes the Company’s preferred stock outstanding:

				Redemption price per depositary share/preference share		Carrying value in millions of dollars
	Issuance date	Redeemable by issuer beginning	Dividend rate		Number of depositary shares	June 30, 2016	December 31, 2015
Series AA(1)	January 25, 2008	February 15, 2018	8.125%	$25	3,870,330	$97	$97
Series E(2)	April 28, 2008	April 30, 2018	8.400	1,000	121,254	121	121
Series A(3)	October 29, 2012	January 30, 2023	5.950	1,000	1,500,000	1,500	1,500
Series B(4)	December 13, 2012	February 15, 2023	5.900	1,000	750,000	750	750
Series C(5)	March 26, 2013	April 22, 2018	5.800	25	23,000,000	575	575
Series D(6)	April 30, 2013	May 15, 2023	5.350	1,000	1,250,000	1,250	1,250
Series J(7)	September 19, 2013	September 30, 2023	7.125	25	38,000,000	950	950
Series K(8)	October 31, 2013	November 15, 2023	6.875	25	59,800,000	1,495	1,495
Series L(9)	February 12, 2014	February 12, 2019	6.875	25	19,200,000	480	480
Series M(10)	April 30, 2014	May 15, 2024	6.300	1,000	1,750,000	1,750	1,750
Series N(11)	October 29, 2014	November 15, 2019	5.800	1,000	1,500,000	1,500	1,500
Series O(12)	March 20, 2015	March 27, 2020	5.875	1,000	1,500,000	1,500	1,500
Series P(13)	April 24, 2015	May 15, 2025	5.950	1,000	2,000,000	2,000	2,000
Series Q(14)	August 12, 2015	August 15, 2020	5.950	1,000	1,250,000	1,250	1,250
Series R(15)	November 13, 2015	November 15, 2020	6.125	1,000	1,500,000	1,500	1,500
Series S(16)	February 2, 2016	February 12, 2021	6.300	25	41,400,000	1,035	$—
Series T(17)	April 25, 2016	August 15, 2026	6.250	1,000	1,500,000	1,500	$—
						$19,253	$16,718

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

(14)
Issued as depository shares, each representing 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on February 15 and August 15 at a fixed rate until, but excluding, August 15, 2020, and thereafter payable quarterly on February 15, May 15, August 15, and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(15)
Issued as depository shares, each representing 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on May 15 and November 15 at a fixed rate until, but excluding, November 15, 2020, and thereafter payable quarterly on February 15, May 15, August 15 and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

(16)
Issued as depository shares, each representing 1/1,000th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable quarterly on February 12, May 12, August 12, and November 12 at a fixed rate, in each case when, as and if declared by the Citi Board of Directors.

(17)
Issued as depository shares, each representing 1/25th interest in a share of the corresponding series of non-cumulative perpetual preferred stock. Dividends are payable semi-annually on February 15 and August 15 at a fixed rate until August 15, 2026, thereafter payable quarterly on February 15, May 15, August 15, and November 15 at a floating rate, in each case when, as and if declared by the Citi Board of Directors.

During the second quarter of 2016, Citi distributed $322 million in dividends on its outstanding preferred stock. As of June 30, 2016, Citi estimates it will distribute preferred dividends of approximately $546 million during the remainder of 2016, in each case assuming such dividends are declared by the Citi Board of Directors.

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

Citigroup’s involvement with consolidated and unconsolidated VIEs with which the Company holds significant variable interests or has continuing involvement through servicing a majority of the assets in a VIE is presented below:

	As of June 30, 2016
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$51,457	$51,457	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	230,600	—	230,600	4,177	—	—	87	4,264
Non-agency-sponsored	16,563	1,391	15,172	295	35	—	1	331
Citi-administered asset-backed commercial paper conduits (ABCP)	21,245	21,245	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	15,743	—	15,743	3,708	—	—	83	3,791
Asset-based financing	57,543	1,228	56,315	20,045	413	5,051	363	25,872
Municipal securities tender option bond trusts (TOBs)	7,379	2,819	4,560	113	—	2,831	—	2,944
Municipal investments	18,304	36	18,268	2,392	2,946	2,451	—	7,789
Client intermediation	408	179	229	54	—	—	—	54
Investment funds	2,710	789	1,921	31	156	68	—	255
Other	4,402	592	3,810	210	550	77	47	884
Total(5)	$426,354	$79,736	$346,618	$31,025	$4,100	$10,478	$581	$46,184

	As of December 31, 2015
				Maximum exposure to loss in significant unconsolidated VIEs(1)
				Funded exposures(2)		Unfunded exposures
In millions of dollars	Total involvement with SPE assets	Consolidated VIE / SPE assets	Significant unconsolidated VIE assets(3)	Debt investments	Equity investments	Funding commitments	Guarantees and derivatives	Total
Credit card securitizations	$54,916	$54,916	$—	$—	$—	$—	$—	$—
Mortgage securitizations(4)
U.S. agency-sponsored	217,291	—	217,291	3,571	—	—	95	3,666
Non-agency-sponsored	13,036	1,586	11,450	527	—	—	1	528
Citi-administered asset-backed commercial paper conduits (ABCP)	21,280	21,280	—	—	—	—	—	—
Collateralized loan obligations (CLOs)	16,719	—	16,719	3,150	—	—	86	3,236
Asset-based financing	58,862	1,364	57,498	21,270	269	3,616	436	25,591
Municipal securities tender option bond trusts (TOBs)	8,572	3,830	4,742	2	—	3,100	—	3,102
Municipal investments	20,290	44	20,246	2,196	2,487	2,335	—	7,018
Client intermediation	434	335	99	49	—	—	—	49
Investment funds	1,730	842	888	13	138	102	—	253
Other	4,915	597	4,318	292	554	—	52	898
Total(5)	$418,045	$84,794	$333,251	$31,070	$3,448	$9,153	$670	$44,341

Note: Certain adjustments have been made to the December 31, 2015 information to conform to the current period’s presentation.
(1)    The definition of maximum exposure to loss is included in the text that follows this table.

(2)	Included on Citigroup’s June 30, 2016 and December 31, 2015 Consolidated Balance Sheet.

(3)	A significant unconsolidated VIE is an entity where the Company has any variable interest or continuing involvement considered to be significant, regardless of the likelihood of loss.

(4)
Citigroup mortgage securitizations also include agency and non-agency (private-label) re-securitization activities. These SPEs are not consolidated. See “Re-securitizations” below for further discussion.

(5)	Citi’s total involvement with Citicorp SPE assets was $398.2 billion and $383.2 billion as of June 30, 2016 and December 31, 2015, respectively, with the remainder related to Citi Holdings.

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

•
certain representations and warranties exposures in legacy ICG-sponsored mortgage-backed and asset-backed securitizations, where the Company has no variable interest or continuing involvement as servicer. The outstanding balance of mortgage loans securitized during 2005 to 2008 where the Company has no variable interest or continuing involvement as servicer was approximately $11 billion and $12 billion at June 30, 2016 and December 31, 2015, respectively;

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

	June 30, 2016		December 31, 2015
In millions of dollars	Liquidity facilities	Loan / equity commitments	Liquidity facilities	Loan / equity commitments
Asset-based financing	$5	$5,046	$5	$3,611
Municipal securities tender option bond trusts (TOBs)	2,831	—	3,100	—
Municipal investments	—	2,451	—	2,335
Investment funds	—	68	—	102
Other	—	77	—	—
Total funding commitments	$2,836	$7,642	$3,105	$6,048
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
The following table presents the carrying amounts and classifications of consolidated assets that are collateral for consolidated VIE obligations:

In billions of dollars	June 30, 2016	December 31, 2015
Cash	$0.1	$0.2
Trading account assets	0.4	0.6
Investments	4.8	5.3
Total loans, net of allowance	74.3	78.6
Other	0.1	0.1
Total assets	$79.7	$84.8
Short-term borrowings	$13.0	$14.0
Long-term debt	27.7	31.3
Other liabilities	2.1	2.1
Total liabilities(1)	$42.8	$47.4

(1)
The total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Citi were $40.8 billion and $45.3 billion as of June 30, 2016 and December 31, 2015, respectively. Liabilities of consolidated VIEs for which creditors or beneficial interest holders have recourse to the general credit of Citi comprise two items included in the above table: (i) credit enhancements provided to consolidated Citi-administered commercial paper conduits in the form of letters of credit of $1.9 billion at June 30, 2016 and December 31, 2015; and (ii) credit guarantees provided by Citi to certain consolidated municipal tender option bond trusts of $82 million at June 30, 2016 and December 31, 2015.

Significant Interests in Unconsolidated VIEs—Balance Sheet Classification
The following table presents the carrying amounts and classification of significant variable interests in unconsolidated VIEs:

In billions of dollars	June 30, 2016	December 31, 2015
Cash	$0.1	$0.1
Trading account assets	7.6	6.2
Investments	3.7	3.0
Total loans, net of allowance	22.5	23.6
Other	1.3	1.7
Total assets	$35.2	$34.6

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
The Company utilizes securitizations as one of the sources of funding for its business in North America. The following table reflects amounts related to the Company’s securitized credit card receivables:

In billions of dollars	June 30, 2016	December 31, 2015
Ownership interests in principal amount of trust credit card receivables
Sold to investors via trust-issued securities	$26.2	$29.7
Retained by Citigroup as trust-issued securities	7.9	9.4
Retained by Citigroup via non-certificated interests	17.0	16.5
Total	$51.1	$55.6

The following tables summarize selected cash flow information related to Citigroup’s credit card securitizations:

	Three months ended June 30,
In billions of dollars	2016	2015
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(1.3)	(3.1)

	Six months ended June 30,
In billions of dollars	2016	2015
Proceeds from new securitizations	$—	$—
Pay down of maturing notes	(3.5)	(5.8)

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

The Master Trust issues fixed- and floating-rate term notes. Some of the term notes are issued to multi-seller commercial paper conduits. The weighted average maturity of the term notes issued by the Master Trust was 2.2 years as of June 30, 2016 and 2.4 years as of December 31, 2015.

Master Trust Liabilities (at Par Value)

In billions of dollars	June 30, 2016	Dec. 31, 2015
Term notes issued to third parties	$25.0	$28.4
Term notes retained by Citigroup affiliates	6.1	7.5
Total Master Trust liabilities	$31.1	$35.9

The Omni Trust issues fixed- and floating-rate term notes, some of which are purchased by multi-seller commercial paper conduits. The weighted average maturity of the third-party term notes issued by the Omni Trust was 0.4 years as of June 30, 2016 and 0.9 years as of December 31, 2015.

Omni Trust Liabilities (at Par Value)

In billions of dollars	June 30, 2016	Dec. 31, 2015
Term notes issued to third parties	$1.3	$1.3
Term notes retained by Citigroup affiliates	1.9	1.9
Total Omni Trust liabilities	$3.2	$3.2

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

The following tables summarize selected cash flow information related to Citigroup mortgage securitizations:

	Three months ended June 30,
	2016		2015
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations	$10.3	$2.3	$10.1	$2.5
Contractual servicing fees received	0.1	—	0.1	—

	Six months ended June 30,
	2016		2015
In billions of dollars	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages	U.S. agency- sponsored mortgages	Non-agency- sponsored mortgages
Proceeds from new securitizations(1)	$20.9	$6.5	$18.5	$6.1
Contractual servicing fees received	0.2	—	0.2	—

(1) The proceeds from new securitizations in 2016 include $0.5 billion related to personal loan securitizations.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $20 million and $45 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2016, gains recognized on the securitization of non-agency sponsored mortgages were $19 million and $28 million, respectively.

Gains recognized on the securitization of U.S. agency-sponsored mortgages were $47 million and $90 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2015, gains recognized on the securitization of non-agency sponsored mortgages were $15 million and $31 million, respectively.

Key assumptions used in measuring the fair value of retained interests at the date of sale or securitization of mortgage receivables were as follows:

Three months ended June 30, 2016
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 11.5%	—	—
Weighted average discount rate	9.1%	—	—
Constant prepayment rate	8.6% to 26.8%	—	—
Weighted average constant prepayment rate	13.3%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	0.5 to 11.4 years	—	—

Note: Citi held no retained interests in non-agency-sponsored mortgages securitized during the second quarter of 2016.

	Three months ended June 30, 2015
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 8.2%	—	11.2% to 12.1%
Weighted average discount rate	5.3%	—	11.6%
Constant prepayment rate	5.7% to 15.5%	—	3.5% to 8.0%
Weighted average constant prepayment rate	9.5%	—	5.6%
Anticipated net credit losses(2)	NM	—	38.1% to 52.1%
Weighted average anticipated net credit losses	NM	—	45.7%
Weighted average life	3.5 to 12.8 years	—	8.9 to 12.9 years

Six months ended June 30, 2016
Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.8% to 11.5%	—	—
Weighted average discount rate	8.7%	—	—
Constant prepayment rate	8.6% to 26.8%	—	—
Weighted average constant prepayment rate	12.5%	—	—
Anticipated net credit losses(2)	NM	—	—
Weighted average anticipated net credit losses	NM	—	—
Weighted average life	0.5 to 17.5 years	—	—

Note: Citi held no retained interests in non-agency-sponsored mortgages securitized during 2016.

	Six months ended June 30, 2015
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 8.2%	2.8%	4.4% to 12.1%
Weighted average discount rate	5.6%	2.8%	7.2%
Constant prepayment rate	5.7% to 34.9%	—	3.3% to 8.0%
Weighted average constant prepayment rate	12.9%	—	4.2%
Anticipated net credit losses(2)	NM	40.0%	38.1% to 55.9%
Weighted average anticipated net credit losses	NM	40.0%	52.0%
Weighted average life	3.5 to 12.8 years	9.7 years	0.0 to 12.9 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

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

	June 30, 2016
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.3% to 27.0%	0.3% to 8.5%	1.6% to 30.1%
Weighted average discount rate	5.4%	5.2%	12.3%
Constant prepayment rate	10.0% to 46.5%	4.7% to 19.7%	0.5% to 42.0%
Weighted average constant prepayment rate	20.0%	5.2%	8.7%
Anticipated net credit losses(2)	NM	0.5% to 90.2%	2.8% to 93.0%
Weighted average anticipated net credit losses	NM	83.8%	48.3%
Weighted average life	0.5 to 18.5 years	4.3 to 14.8 years	1.5 to 11.3 years

	December 31, 2015
		Non-agency-sponsored mortgages(1)
	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Discount rate	0.0% to 27.0%	1.6% to 67.6%	2.0% to 24.9%
Weighted average discount rate	4.9%	7.6%	8.4%
Constant prepayment rate	5.7% to 27.8%	4.2% to 100.0%	0.5% to 20.8%
Weighted average constant prepayment rate	12.3%	14.0%	7.5%
Anticipated net credit losses(2)	NM	0.2% to 89.1%	3.8% to 92.0%
Weighted average anticipated net credit losses	NM	48.9%	54.4%
Weighted average life	1.3 to 21.0 years	0.3 to 18.1 years	0.9 to 19.0 years

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

(2)
Anticipated net credit losses represent estimated loss severity associated with defaulted mortgage loans underlying the mortgage securitizations disclosed above. Anticipated net credit losses, in this instance, do not represent total credit losses incurred to date, nor do they represent credit losses expected on retained interests in mortgage securitizations.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

	June 30, 2016
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$2,555	$33	$190
Discount rates
Adverse change of 10%	$(45)	$(7)	$(11)
Adverse change of 20%	(90)	(13)	(20)
Constant prepayment rate
Adverse change of 10%	(104)	(2)	(5)
Adverse change of 20%	(204)	(3)	(10)
Anticipated net credit losses
Adverse change of 10%	NM	(10)	(2)
Adverse change of 20%	NM	(18)	(4)

	December 31, 2015
		Non-agency-sponsored mortgages(1)
In millions of dollars	U.S. agency- sponsored mortgages	Senior interests	Subordinated interests
Carrying value of retained interests	$3,546	$179	$533
Discount rates
Adverse change of 10%	$(79)	$(8)	$(25)
Adverse change of 20%	(155)	(15)	(49)
Constant prepayment rate
Adverse change of 10%	(111)	(3)	(9)
Adverse change of 20%	(213)	(6)	(18)
Anticipated net credit losses
Adverse change of 10%	NM	(6)	(7)
Adverse change of 20%	NM	(11)	(14)

Note: There were no subordinated interests in mortgage securitizations in Citi Holdings as of June 30, 2016 and December 31, 2015.

(1)	Disclosure of non-agency-sponsored mortgages as senior and subordinated interests is indicative of the interests’ position in the capital structure of the securitization.

NM	Anticipated net credit losses are not meaningful due to U.S. agency guarantees.

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
These transactions create an intangible asset referred to as mortgage servicing rights (MSRs), which are recorded at fair value on Citi’s Consolidated Balance Sheet. The fair value of Citi’s capitalized MSRs was $1.3 billion and $1.9 billion at June 30, 2016 and 2015, respectively. The MSRs correspond to principal loan balances of $186 billion and $209 billion as of June 30, 2016 and 2015, respectively. The following tables summarize the changes in capitalized MSRs:

	Three months ended June 30,
In millions of dollars	2016	2015
Balance, as of March 31	$1,524	$1,685
Originations	35	68
Changes in fair value of MSRs due to changes in inputs and assumptions	(137)	262
Other changes(1)	(98)	(82)
Sale of MSRs	—	(9)
Balance, as of June 30	$1,324	$1,924

	Six months ended June 30,
In millions of dollars	2016	2015
Balance, beginning of year	$1,781	$1,845
Originations	68	111
Changes in fair value of MSRs due to changes in inputs and assumptions	(362)	191
Other changes(1)	(177)	(182)
Sale of MSRs(2)	14	(41)
Balance, as of June 30	$1,324	$1,924

(1)	Represents changes due to customer payments and passage of time.

(2)	Current period’s amount is related to a sale of credit challenged MSRs for which Citi paid the new servicer.

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

	Three months ended June 30,		Six months ended June 30,
In millions of dollars	2016	2015	2016	2015
Servicing fees	$126	$141	$254	$281
Late fees	4	4	8	8
Ancillary fees	4	15	9	22
Total MSR fees	$134	$160	$271	$311

In the Consolidated Statement of Income these fees are primarily classified as Commissions and fees, and changes in MSR fair values are classified as Other revenue.

Re-securitizations
The Company engages in re-securitization transactions in which debt securities are transferred to a VIE in exchange for new beneficial interests. Citi did not transfer non-agency (private-label) securities to re-securitization entities during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, Citi transferred non-agency (private-label) securities with an original par value of $195 million and $649 million, respectively, to re-securitization entities. These securities are backed by either residential or commercial mortgages and are often structured on behalf of clients.
As of June 30, 2016, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $169 million (all related to re-securitization transactions executed prior to 2016), which has been recorded in Trading account assets. Of this amount, substantially all was related to subordinated beneficial interests. As of December 31, 2015, the fair value of Citi-retained interests in private-label re-securitization transactions structured by Citi totaled approximately $428 million (including $132 million related to re-securitization transactions executed in 2015). Of this amount, approximately $18 million was related to senior beneficial interests, and approximately $410 million was related to subordinated beneficial interests. The original par value of private-label re-securitization transactions in which Citi holds a retained interest as of June 30, 2016 and December 31, 2015 was approximately $2.1 billion and $3.7 billion, respectively.
The Company also re-securitizes U.S. government-agency guaranteed mortgage-backed (agency) securities. During the three and six months ended June 30, 2016, Citi transferred agency securities with a fair value of approximately $6.9 billion and $14.2 billion, respectively, to re-securitization entities compared to approximately $4.6 billion and $8.9 billion for the three and six months ended June 30, 2015.

As of June 30, 2016, the fair value of Citi-retained interests in agency re-securitization transactions structured by Citi totaled approximately $2.8 billion (including $785 million related to re-securitization transactions executed in 2016) compared to $1.8 billion as of December 31, 2015 (including $1.5 billion related to re-securitization transactions executed in 2015), which is recorded in Trading account assets. The original fair value of agency re-securitization transactions in which Citi holds a retained interest as of June 30, 2016 and December 31, 2015 was approximately $71.2 billion and $65.0 billion, respectively.
As of June 30, 2016 and December 31, 2015, the Company did not consolidate any private-label or agency re-securitization entities.

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
The conduits administered by the Company do not generally invest in liquid securities that are formally rated by third parties. The assets are privately negotiated and structured transactions that are generally designed to be held by the conduit, rather than actively traded and sold. The yield earned by the conduit on each asset is generally tied to the rate on the commercial paper issued by the conduit, thus passing interest rate risk to the client. Each asset purchased by the conduit is structured with transaction-specific credit enhancement features provided by the third-party client seller, including over collateralization, cash and excess spread collateral accounts, direct recourse or third-party guarantees. These credit enhancements are sized with the objective of approximating a credit rating of A or above, based on the

Company’s internal risk ratings. At June 30, 2016 and December 31, 2015, the conduits had approximately $21.2 billion and $21.3 billion of purchased assets outstanding, respectively, and had incremental funding commitments with clients of approximately $13.5 billion and $11.6 billion, respectively.
Substantially all of the funding of the conduits is in the form of short-term commercial paper. At June 30, 2016 and December 31, 2015, the weighted average remaining lives of the commercial paper issued by the conduits were approximately 49 and 56 days, respectively.
The primary credit enhancement provided to the conduit investors is in the form of transaction-specific credit enhancements described above. In addition to the transaction-specific credit enhancements, the conduits, other than the government guaranteed loan conduit, have obtained a letter of credit from the Company, which is equal to at least 8% to 10% of the conduit’s assets with a minimum of $200 million. The letters of credit provided by the Company to the conduits total approximately $1.9 billion as of June 30, 2016 and December 31, 2015. The net result across multi-seller conduits administered by the Company, other than the government guaranteed loan conduit, is that, in the event defaulted assets exceed the transaction-specific credit enhancements described above, any losses in each conduit are allocated first to the Company and then the commercial paper investors.
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
Finally, the Company is one of several named dealers in the commercial paper issued by the conduits and earns a market-based fee for providing such services. Along with third-party dealers, the Company makes a market in the commercial paper and may from time to time fund commercial paper pending sale to a third party. On specific dates with less liquidity in the market, the Company may hold in inventory commercial paper issued by conduits administered by the Company, as well as conduits administered by third parties. Separately, in the normal course of business, the Company invests in commercial paper, including commercial paper issued by the Company's conduits. At June 30, 2016 and December 31, 2015, the Company owned $11.3 billion and $11.4 billion, respectively, of the commercial paper issued by its administered conduits. The Company's investments were not driven by market illiquidity and the Company is not obligated under any agreement to purchase the commercial paper issued by the conduits.
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

Key Assumptions and Retained Interests
The key assumptions used to value retained interests in CLOs, and the sensitivity of the fair value to adverse changes of 10% and 20% are set forth in the tables below:

	June 30, 2016	Dec. 31, 2015
Discount rate	1.1% to 41.9%	1.4% to 49.6%

In millions of dollars	June 30, 2016	Dec. 31, 2015
Carrying value of retained interests	$908	$918
Discount rates
Adverse change of 10%	$(5)	$(5)
Adverse change of 20%	(10)	(10)

Asset-Based Financing
The Company provides loans and other forms of financing to VIEs that hold assets. Those loans are subject to the same credit approvals as all other loans originated or purchased by the Company. Financings in the form of debt securities or derivatives are, in most circumstances, reported in Trading account assets and accounted for at fair value through earnings. The Company generally does not have the power to direct the activities that most significantly impact these VIEs’ economic performance; thus, it does not consolidate them.
The primary types of Citigroup’s asset-based financings, total assets of the unconsolidated VIEs with significant involvement, and the Company’s maximum exposure to loss are shown below. For the Company to realize the maximum loss, the VIE (borrower) would have to default with no recovery from the assets held by the VIE.

	June 30, 2016
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$14,981	$5,483
Corporate loans	1,050	1,948
Hedge funds and equities	386	56
Airplanes, ships and other assets	39,898	18,385
Total	$56,315	$25,872

	December 31, 2015
In millions of dollars	Total unconsolidated VIE assets	Maximum exposure to unconsolidated VIEs
Type
Commercial and other real estate	$17,459	$6,528
Corporate loans	1,274	1,871
Hedge funds and equities	385	55
Airplanes, ships and other assets	38,380	17,137
Total	$57,498	$25,591

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
With respect to both customer and non-customer TOB trusts, the Company may provide remarketing agent services. If Floaters are optionally tendered and the Company, in its role as remarketing agent, is unable to find a new investor to purchase the optionally tendered Floaters within a specified period of time, the Company may, but is not obligated to, purchase the tendered Floaters into its own inventory. The level of the Company’s inventory of such Floaters fluctuates. At June 30, 2016 and December 31, 2015, the Company held $148 million and $2 million, respectively, of Floaters related to customer and non-customer TOB trusts.
For certain customer TOB trusts, the Company may also serve as a voluntary advance provider. In this capacity, the Company may, but is not obligated to, make loan advances to customer TOB trusts to purchase optionally tendered Floaters that have not otherwise been successfully remarketed to new investors. Such loans are secured by pledged Floaters. As of June 30, 2016, the Company had no outstanding voluntary advances to customer TOB trusts.
For certain non-customer trusts, the Company also provides credit enhancement. At June 30, 2016 and December 31, 2015, approximately $82 million of the municipal bonds owned by non-customer TOB trusts are subject to a credit guarantee provided by the Company.
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
At June 30, 2016 and December 31, 2015, liquidity agreements provided with respect to customer TOB trusts totaled $2.9 billion and $3.1 billion, respectively, of which $2.2 billion and $2.2 billion, respectively, were offset by reimbursement agreements. For the remaining exposure related to TOB transactions, where the Residual owned by the customer was at least 25% of the bond value at the inception of the transaction, no reimbursement agreement was executed.
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
The Company also provides other liquidity agreements or letters of credit to customer-sponsored municipal investment funds, which are not variable interest entities, and municipality-related issuers that totaled $8.6 billion and $8.1 billion as of June 30, 2016 and December 31, 2015, respectively. These liquidity agreements and letters of credit are offset by reimbursement agreements with various term-out provisions.

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
The proceeds from new securitizations related to the Company’s client intermediation transactions for the three and six months ended June 30, 2016 totaled approximately $0.8 billion and $1.4 billion, respectively, compared to $0.6 billion and $0.8 billion for the three and six months ended June 30, 2015.

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

Derivative Notionals

	Hedging instruments under ASC 815(1)(2)		Other derivative instruments
			Trading derivatives		Management hedges(3)
In millions of dollars	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Interest rate contracts
Swaps	$190,434	$166,576	$22,790,256	$22,208,794	$34,575	$28,969
Futures and forwards	—	—	5,944,024	6,868,340	33,385	38,421
Written options	—	—	3,197,007	3,033,617	5,616	2,606
Purchased options	—	—	2,941,662	2,887,605	5,450	4,575
Total interest rate contract notionals	$190,434	$166,576	$34,872,949	$34,998,356	$79,026	$74,571
Foreign exchange contracts
Swaps	$21,384	$23,007	$5,576,865	$4,765,687	$23,098	$23,960
Futures, forwards and spot	71,422	72,124	3,510,377	2,563,649	4,472	3,034
Written options	—	448	1,449,764	1,125,664	—	—
Purchased options	—	819	1,485,184	1,131,816	—	—
Total foreign exchange contract notionals	$92,806	$96,398	$12,022,190	$9,586,816	$27,570	$26,994
Equity contracts
Swaps	$—	$—	$171,361	$180,963	$—	$—
Futures and forwards	—	—	29,938	33,735	—	—
Written options	—	—	376,780	298,876	—	—
Purchased options	—	—	341,476	265,062	—	—
Total equity contract notionals	$—	$—	$919,555	$778,636	$—	$—
Commodity and other contracts
Swaps	$—	$—	$71,194	$70,561	$—	$—
Futures and forwards	783	789	135,979	106,474	—	—
Written options	—	—	79,109	72,648	—	—
Purchased options	—	—	73,843	66,051	—	—
Total commodity and other contract notionals	$783	$789	$360,125	$315,734	$—	$—
Credit derivatives(4)
Protection sold	$—	$—	$1,071,410	$950,922	$—	$—
Protection purchased	—	—	1,108,387	981,586	26,901	23,628
Total credit derivatives	$—	$—	$2,179,797	$1,932,508	$26,901	$23,628
Total derivative notionals	$284,023	$263,763	$50,354,616	$47,612,050	$133,497	$125,193

(1)
The notional amounts presented in this table do not include hedge accounting relationships under ASC 815 where Citigroup is hedging the foreign currency risk of a net investment in a foreign operation by issuing a foreign-currency-denominated debt instrument. The notional amount of such debt was $2,150 million and $2,102 million at June 30, 2016 and December 31, 2015, respectively.

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

The following tables present the gross and net fair values of the Company’s derivative transactions, and the related offsetting amounts permitted under ASC 210-20-45 and ASC 815-10-45, as of June 30, 2016 and December 31, 2015. Under ASC 210-20-45, gross positive fair values are offset against gross negative fair values by counterparty pursuant to enforceable master netting agreements. Under ASC 815-10-45, payables and receivables in respect of cash collateral received from or paid to a given counterparty pursuant to a credit support annex are included in the offsetting amount if a legal opinion supporting enforceability of netting and collateral rights has been obtained. GAAP does not permit similar offsetting for security collateral. The tables also include amounts that are not permitted to be offset under ASC 210-20-45 and ASC 815-10-45, such as security collateral posted or cash collateral posted at third-party custodians, but which would be eligible for offsetting to the extent an event of default occurred and a legal opinion supporting enforceability of the netting and collateral rights has been obtained.

Derivative Mark-to-Market (MTM) Receivables/Payables

In millions of dollars at June 30, 2016	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$914	$168	$2,553	$86
Cleared	7,596	1,945	—	185
Interest rate contracts	$8,510	$2,113	$2,553	$271
Over-the-counter	$1,849	$1,175	$142	$1,335
Cleared	—	4	—	—
Foreign exchange contracts	$1,849	$1,179	$142	$1,335
Total derivative instruments designated as ASC 815 hedges	$10,359	$3,292	$2,695	$1,606
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$358,279	$336,680	$200	$17
Cleared	199,439	204,020	673	694
Exchange traded	109	75	—	—
Interest rate contracts	$557,827	$540,775	$873	$711
Over-the-counter	$173,386	$169,489	$—	$54
Cleared	266	230	—	—
Exchange traded	52	22	—	—
Foreign exchange contracts	$173,704	$169,741	$—	$54
Over-the-counter	$16,150	$21,209	$—	$—
Cleared	987	67	—	—
Exchange traded	8,378	8,378	—	—
Equity contracts	$25,515	$29,654	$—	$—
Over-the-counter	$11,411	$13,356	$—	$—
Exchange traded	1,006	1,399	—	—
Commodity and other contracts	$12,417	$14,755	$—	$—
Over-the-counter	$29,440	$30,066	$394	$229
Cleared	3,492	3,169	118	302
Credit derivatives(4)	$32,932	$33,235	$512	$531
Total derivatives instruments not designated as ASC 815 hedges	$802,395	$788,160	$1,385	$1,296
Total derivatives	$812,754	$791,452	$4,080	$2,902
Cash collateral paid/received(5)(6)	$9,292	$16,592	$7	$—
Less: Netting agreements(7)	(690,888)	(690,888)	—	—
Less: Netting cash collateral received/paid(8)	(58,945)	(53,952)	(1,793)	(40)
Net receivables/payables included on the consolidated balance sheet(9)	$72,213	$63,204	$2,294	$2,862
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(1,236)	$(24)	$—	$—
Less: Non-cash collateral received/paid	(14,754)	(7,696)	(758)	—
Total net receivables/payables(9)	$56,223	$55,484	$1,536	$2,862

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

(4)
The credit derivatives trading assets comprise $16,313 million related to protection purchased and $16,619 million related to protection sold as of June 30, 2016. The credit derivatives trading liabilities comprise $17,435 million related to protection purchased and $15,800 million related to protection sold as of June 30, 2016.

(5)
For the trading account assets/liabilities, reflects the net amount of the $63,244 million and $75,537 million of gross cash collateral paid and received, respectively. Of the gross cash collateral paid, $53,952 million was used to offset trading derivative liabilities and, of the gross cash collateral received, $58,945 million was used to offset trading derivative assets.

(6)
For cash collateral paid with respect to non-trading derivative assets, reflects the net amount of $47 million of gross cash collateral paid, of which $40 million is netted against non-trading derivative positions within Other liabilities. For cash collateral received with respect to non-trading derivative liabilities, reflects the net amount of $1,793 million of gross cash collateral received, of which $1,793 million is netted against OTC non-trading derivative positions within Other assets.

(7)
Represents the netting of derivative receivable and payable balances with the same counterparty under enforceable netting agreements. Approximately $478 billion, $204 billion and $9 billion of the netting against trading account asset/liability balances is attributable to each of the OTC, cleared and exchange-traded derivatives, respectively.

(8)
Represents the netting of cash collateral paid and received by counterparty under enforceable credit support agreements. Substantially all cash collateral received and paid is netted against OTC derivative assets and liabilities, respectively.

(9)	The net receivables/payables include approximately $9 billion of derivative asset and $9 billion of derivative liability fair values not subject to enforceable master netting agreements, respectively.

In millions of dollars at December 31, 2015	Derivatives classified in Trading account assets / liabilities(1)(2)(3)		Derivatives classified in Other assets / liabilities(2)(3)
Derivatives instruments designated as ASC 815 hedges	Assets	Liabilities	Assets	Liabilities
Over-the-counter	$262	$105	$2,328	$106
Cleared	4,607	1,471	5	—
Interest rate contracts	$4,869	$1,576	$2,333	$106
Over-the-counter	$2,688	$364	$95	$677
Cleared	—	—	—	—
Foreign exchange contracts	$2,688	$364	$95	$677
Total derivative instruments designated as ASC 815 hedges	$7,557	$1,940	$2,428	$783
Derivatives instruments not designated as ASC 815 hedges
Over-the-counter	$289,124	$267,761	$182	$12
Cleared	120,848	126,532	244	216
Exchange traded	53	35	—	—
Interest rate contracts	$410,025	$394,328	$426	$228
Over-the-counter	$126,474	$133,361	$—	$66
Cleared	134	152	—	—
Exchange traded	21	36	—	—
Foreign exchange contracts	$126,629	$133,549	$—	$66
Over-the-counter	$14,560	$20,107	$—	$—
Cleared	28	3	—	—
Exchange traded	7,297	6,406	—	—
Equity contracts	$21,885	$26,516	$—	$—
Over-the-counter	$16,794	$18,641	$—	$—
Exchange traded	1,216	1,912	—	—
Commodity and other contracts	$18,010	$20,553	$—	$—
Over-the-counter	$31,072	$30,608	$711	$245
Cleared	3,803	3,560	131	318
Credit derivatives(4)	$34,875	$34,168	$842	$563
Total derivatives instruments not designated as ASC 815 hedges	$611,424	$609,114	$1,268	$857
Total derivatives	$618,981	$611,054	$3,696	$1,640
Cash collateral paid/received(5)(6)	$4,911	$13,628	$8	$37
Less: Netting agreements(7)	(524,481)	(524,481)	—	—
Less: Netting cash collateral received/paid(8)	(43,227)	(42,609)	(1,949)	(53)
Net receivables/payables included on the Consolidated Balance Sheet(9)	$56,184	$57,592	$1,755	$1,624
Additional amounts subject to an enforceable master netting agreement but not offset on the Consolidated Balance Sheet
Less: Cash collateral received/paid	$(779)	$(2)	$—	$—
Less: Non-cash collateral received/paid	(9,855)	(5,131)	(270)	—
Total net receivables/payables(9)	$45,550	$52,459	$1,485	$1,624

(1)	The trading derivatives fair values are presented in Note 12 to the Consolidated Financial Statements.

(2)	Derivative mark-to-market receivables/payables related to management hedges are recorded in either Other assets/Other liabilities or Trading account assets/Trading account liabilities.

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

For the three and six months ended June 30, 2016 and 2015, the amounts recognized in Principal transactions in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship, as well as the underlying non-derivative instruments, are presented in Note 6 to the Consolidated Financial Statements. Citigroup presents this disclosure by business classification, showing derivative gains and losses related to its trading activities together with gains and losses related to non-derivative instruments within the same trading portfolios, as this represents the way these portfolios are risk managed.
The amounts recognized in Other revenue in the Consolidated Statement of Income related to derivatives not designated in a qualifying hedging relationship are shown below. The table below does not include any offsetting gains/losses on the economically hedged items to the extent such amounts are also recorded in Other revenue.

	Gains (losses) included in Other revenue
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Interest rate contracts	$11	$(51)	$26	$(36)
Foreign exchange	11	(31)	15	(46)
Credit derivatives	(348)	61	(562)	71
Total Citigroup	$(326)	$(21)	$(521)	$(11)

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

The following table summarizes the gains (losses) on the Company’s fair value hedges:

	Gains (losses) on fair value hedges(1)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Gain (loss) on the derivatives in designated and qualifying fair value hedges
Interest rate contracts	$1,082	$(1,680)	$3,197	$(1,039)
Foreign exchange contracts	(397)	16	(1,758)	1,404
Commodity contracts	89	(75)	438	41
Total gain (loss) on the derivatives in designated and qualifying fair value hedges	$774	$(1,739)	$1,877	$406
Gain (loss) on the hedged item in designated and qualifying fair value hedges
Interest rate hedges	$(1,053)	$1,606	$(3,143)	$998
Foreign exchange hedges	454	36	1,761	(1,385)
Commodity hedges	(89)	76	(433)	(28)
Total gain (loss) on the hedged item in designated and qualifying fair value hedges	$(688)	$1,718	$(1,815)	$(415)
Hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges
Interest rate hedges	$32	$(74)	$59	$(41)
Foreign exchange hedges	25	21	(50)	(17)
Total hedge ineffectiveness recognized in earnings on designated and qualifying fair value hedges	$57	$(53)	$9	$(58)
Net gain (loss) excluded from assessment of the effectiveness of fair value hedges
Interest rate contracts	$(3)	$—	$(5)	$—
Foreign exchange contracts(2)	32	31	53	36
Commodity hedges(2)	—	1	5	13
Total net gain (loss) excluded from assessment of the effectiveness of fair value hedges	$29	$32	$53	$49

(1)	Amounts are included in Other revenue on the Consolidated Statement of Income. The accrued interest income on fair value hedges is recorded in Net interest revenue and is excluded from this table.

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
The amount of hedge ineffectiveness on the cash flow hedges recognized in earnings for the three and six months ended June 30, 2016, and 2015 is not significant. The pretax change in AOCI from cash flow hedges is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Effective portion of cash flow hedges included in AOCI
Interest rate contracts	$220	$17	$635	$237
Foreign exchange contracts	(21)	(10)	3	(160)
Total effective portion of cash flow hedges included in AOCI	$199	$7	$638	$77
Effective portion of cash flow hedges reclassified from AOCI to earnings
Interest rate contracts	$(41)	$(74)	$(57)	$(120)
Foreign exchange contracts	(17)	(37)	(43)	(77)
Total effective portion of cash flow hedges reclassified from AOCI to earnings(1)	$(58)	$(111)	$(100)	$(197)

(1)	Included primarily in Other revenue and Net interest revenue on the Consolidated Income Statement.
For cash flow hedges, the changes in the fair value of the hedging derivative remaining in AOCI on the Consolidated Balance Sheet will be included in the earnings of future periods to offset the variability of the hedged cash flows when such cash flows affect earnings. The net loss associated with cash flow hedges expected to be reclassified from AOCI within 12 months of June 30, 2016 is approximately $0.1 billion. The maximum length of time over which forecasted cash flows are hedged is 10 years.
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
The pretax gain (loss) recorded in the Foreign currency translation adjustment account within AOCI, related to the effective portion of the net investment hedges, is $(47) million and $(1,420) million for the three and six months ended June 30, 2016 and $(243) million and $757 million for the three and six months ended June 30, 2015, respectively.

Credit Derivatives
Citi is a market maker and trades a range of credit derivatives. Through these contracts, Citi either purchases or writes protection on either a single name or a portfolio of reference credits. Citi also uses credit derivatives to help mitigate credit risk in its corporate and consumer loan portfolios and other cash positions, and to facilitate client transactions.
Citi monitors its counterparty credit risk in credit derivative contracts. As of June 30, 2016 and December 31, 2015, approximately 98% of the gross receivables are from counterparties with which Citi maintains collateral agreements. A majority of Citi’s top 15 counterparties (by receivable balance owed to Citi) are banks, financial institutions or other dealers. Contracts with these counterparties do not include ratings-based termination events. However, counterparty ratings downgrades may have an incremental effect by lowering the threshold at which Citi may call for additional collateral.
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

The following tables summarize the key characteristics of Citi’s credit derivatives portfolio by counterparty and derivative form:

	Fair values		Notionals
In millions of dollars at June 30, 2016	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$17,816	$15,918	$571,921	$577,825
Broker-dealers	4,473	5,254	144,346	139,533
Non-financial	99	127	4,200	2,120
Insurance and other financial institutions	11,056	12,467	414,821	351,932
Total by industry/counterparty	$33,444	$33,766	$1,135,288	$1,071,410
By instrument
Credit default swaps and options	$31,520	$31,321	$1,106,801	$1,057,519
Total return swaps and other	1,924	2,445	28,487	13,891
Total by instrument	$33,444	$33,766	$1,135,288	$1,071,410
By rating
Investment grade	$13,072	$13,254	$859,824	$810,124
Non-investment grade	20,372	20,512	275,464	261,286
Total by rating	$33,444	$33,766	$1,135,288	$1,071,410
By maturity
Within 1 year	$5,641	$6,412	$346,615	$328,419
From 1 to 5 years	23,864	23,655	720,154	689,587
After 5 years	3,939	3,699	68,519	53,404
Total by maturity	$33,444	$33,766	$1,135,288	$1,071,410

(1)	The fair value amount receivable is composed of $16,825 million under protection purchased and $16,619 million under protection sold.

(2)	The fair value amount payable is composed of $17,966 million under protection purchased and $15,800 million under protection sold.

	Fair values		Notionals
In millions of dollars at December 31, 2015	Receivable(1)	Payable(2)	Protection purchased	Protection sold
By industry/counterparty
Banks	$18,377	$16,988	$513,335	$508,459
Broker-dealers	5,895	6,697	155,195	152,604
Non-financial	128	123	3,969	2,087
Insurance and other financial institutions	11,317	10,923	332,715	287,772
Total by industry/counterparty	$35,717	$34,731	$1,005,214	$950,922
By instrument
Credit default swaps and options	$34,849	$34,158	$981,999	$940,650
Total return swaps and other	868	573	23,215	10,272
Total by instrument	$35,717	$34,731	$1,005,214	$950,922
By rating
Investment grade	$12,694	$13,142	$764,040	$720,521
Non-investment grade	23,023	21,589	241,174	230,401
Total by rating	$35,717	$34,731	$1,005,214	$950,922
By maturity
Within 1 year	$3,871	$3,559	$265,632	$254,225
From 1 to 5 years	27,991	27,488	669,834	639,460
After 5 years	3,855	3,684	69,748	57,237
Total by maturity	$35,717	$34,731	$1,005,214	$950,922

(1)	The fair value amount receivable is composed of $18,799 million under protection purchased and $16,918 million under protection sold.

(2)	The fair value amount payable is composed of $17,531 million under protection purchased and $17,200 million under protection sold.

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

Credit-Risk-Related Contingent Features in Derivatives
Certain derivative instruments contain provisions that require the Company to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified event related to the credit risk of the Company. These events, which are defined by the existing derivative contracts, are primarily downgrades in the credit ratings of the Company and its affiliates. The fair value (excluding CVA) of all derivative instruments with credit-risk-related contingent features that were in a net liability position at both June 30, 2016 and December 31, 2015 was $29 billion and $22 billion, respectively. The Company had posted $25 billion and $19 billion as collateral for this exposure in the normal course of business as of June 30, 2016 and December 31, 2015, respectively.
A downgrade could trigger additional collateral or cash settlement requirements for the Company and certain affiliates. In the event that Citigroup and Citibank were downgraded a single notch by all three major rating agencies as of June 30, 2016, the Company could be required to post an additional $3.2 billion as either collateral or settlement of the derivative transactions. Additionally, the Company could be required to segregate with third-party custodians collateral previously received from existing derivative counterparties in the amount of $0.1 billion upon the single notch downgrade, resulting in aggregate cash obligations and collateral requirements of approximately $3.3 billion.

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
When the conditions for sale accounting are met, the Company reports the transfer of the referenced financial asset as a sale and separately reports the accompanying derivative transaction. These transactions generally do not result in a gain or loss on the sale of the security, because the transferred security was held at fair value in the Company’s trading portfolio. For transfers of financial assets accounted for by the Company as a sale, where the Company has retained substantially all of the economic exposure to the transferred asset through a total return swap executed in contemplation of the initial sale with the same counterparty and still outstanding as of June 30, 2016, both the asset carrying amounts derecognized and gross cash proceeds received as of the date of derecognition were $1.3 billion. At June 30, 2016, the fair value of these previously derecognized assets was $1.3 billion and the fair value of the total return swaps was $21 million recorded as gross derivative assets and $30 million recorded as gross derivative liabilities. The balances for the total return swaps are on a gross basis, before the application of counterparty and cash collateral netting, and are included primarily as equity derivatives in the tabular disclosures in this Note.

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
Credit valuation adjustments (CVA) and funding valuation adjustments (FVA) are applied to over-the-counter (OTC) derivative instruments in which the base valuation generally discounts expected cash flows using the relevant base interest rate curve for the currency of the derivative (e.g., LIBOR for uncollateralized U.S.-dollar derivatives). As not all counterparties have the same credit risk as that implied by the relevant base curve, a CVA is necessary to incorporate the market view of both counterparty credit risk and Citi’s own credit risk in the valuation. FVA reflects a market funding risk premium inherent in the uncollateralized portion of derivative portfolios and in collateralized derivatives where the terms of the agreement do not permit the reuse of the collateral received.
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
The table below summarizes the CVA and FVA applied to the fair value of derivative instruments at June 30, 2016 and December 31, 2015:

	Credit and funding valuation adjustments contra-liability (contra-asset)
In millions of dollars	June 30, 2016	December 31, 2015
Counterparty CVA	$(2,015)	$(1,470)
Asset FVA	(679)	(584)
Citigroup (own-credit) CVA	603	471
Liability FVA	154	106
Total CVA—derivative instruments(1)	$(1,937)	$(1,477)

(1)	FVA is included with CVA for presentation purposes.

The table below summarizes pretax gains (losses) related to changes in CVA on derivative instruments, net of hedges, FVA on derivatives and debt valuation adjustments (DVA) on Citi’s own fair value option (FVO) liabilities for the periods indicated:

	Credit/funding/debt valuation adjustments gain (loss)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Counterparty CVA	$14	$(20)	$(93)	$(159)
Asset FVA	(15)	94	(95)	52
Own-credit CVA	(13)	20	121	(16)
Liability FVA	18	(12)	48	45
Total CVA—derivative instruments(1)	$4	$82	$(19)	$(78)
DVA related to own FVO liabilities (2)	$20	$230	$327	$318

(1)	FVA is included with CVA for presentation purposes.

(2)
Effective January 1, 2016, Citigroup early adopted on a prospective basis only the provisions of ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, related to the presentation of DVA on fair value option liabilities. Accordingly, beginning in the first quarter 2016, the portion of the change in fair value of these liabilities related to changes in Citigroup’s own credit spreads (DVA) is reflected as a component of AOCI; previously these amounts were recognized in Citigroup’s revenues and net income. DVA amounts in AOCI will be recognized in revenue and net income if realized upon the settlement of the related liability.

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

Items Measured at Fair Value on a Recurring Basis
The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015. The Company’s hedging of positions that have been classified in the Level 3 category is not limited to other financial instruments (hedging instruments) that have been classified as Level 3, but also instruments classified as Level 1 or Level 2 of the fair value hierarchy. The effects of these hedges are presented gross in the following tables:

Fair Value Levels

In millions of dollars at June 30, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$171,688	$1,819	$173,507	$(28,691)	$144,816
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	26,832	730	27,562	—	27,562
Residential	—	194	801	995	—	995
Commercial	—	1,146	390	1,536	—	1,536
Total trading mortgage-backed securities	$—	$28,172	$1,921	$30,093	$—	$30,093
U.S. Treasury and federal agency securities	$21,287	$4,353	$3	$25,643	$—	$25,643
State and municipal	—	3,062	117	3,179	—	3,179
Foreign government	43,274	19,763	81	63,118	—	63,118
Corporate	553	14,198	405	15,156	—	15,156
Equity securities	41,219	1,818	3,970	47,007	—	47,007
Asset-backed securities	—	870	2,670	3,540	—	3,540
Other trading assets	3	8,973	2,839	11,815	—	11,815
Total trading non-derivative assets	$106,336	$81,209	$12,006	$199,551	$—	$199,551
Trading derivatives
Interest rate contracts	$48	$562,908	$3,381	$566,337
Foreign exchange contracts	58	174,695	800	175,553
Equity contracts	2,672	21,520	1,323	25,515
Commodity contracts	175	11,290	952	12,417
Credit derivatives	—	29,847	3,085	32,932
Total trading derivatives	$2,953	$800,260	$9,541	$812,754
Cash collateral paid(3)				$9,292
Netting agreements					$(690,888)
Netting of cash collateral received					(58,945)
Total trading derivatives	$2,953	$800,260	$9,541	$822,046	$(749,833)	$72,213
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$45,403	$94	$45,497	$—	$45,497
Residential	—	5,040	25	5,065	—	5,065
Commercial	—	361	5	366	—	366
Total investment mortgage-backed securities	$—	$50,804	$124	$50,928	$—	$50,928
U.S. Treasury and federal agency securities	$113,604	$11,961	$3	$125,568	$—	$125,568
State and municipal	—	9,237	2,016	11,253	—	11,253
Foreign government	44,585	49,113	141	93,839	—	93,839
Corporate	4,607	15,520	460	20,587	—	20,587
Equity securities	1,251	45	128	1,424	—	1,424
Asset-backed securities	—	7,446	597	8,043	—	8,043
Other debt securities	—	1,118	5	1,123	—	1,123
Non-marketable equity securities(4)	—	47	1,139	1,186	—	1,186
Total investments	$164,047	$145,291	$4,613	$313,951	$—	$313,951

In millions of dollars at June 30, 2016	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(5)	$—	$2,900	$1,234	$4,134	$—	$4,134
Mortgage servicing rights	—	—	1,324	1,324	—	1,324
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$9,107	$111	$9,218
Cash collateral paid(6)				7
Netting of cash collateral received					$(1,793)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$9,107	$111	$9,225	$(1,793)	$7,432
Total assets	$273,336	$1,210,455	$30,648	$1,523,738	$(780,317)	$743,421
Total as a percentage of gross assets(7)	18.0%	79.9%	2.0%
Liabilities
Interest-bearing deposits	$—	$1,038	$433	$1,471	$—	$1,471
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	73,728	1,107	74,835	(28,691)	46,144
Trading account liabilities
Securities sold, not yet purchased	62,396	9,595	12	72,003	—	72,003
Other trading liabilities	—	1,100	—	1,100	—	1,100
Total trading liabilities	$62,396	$10,695	$12	$73,103	$—	$73,103
Trading derivatives
Interest rate contracts	$20	$539,113	$3,755	$542,888
Foreign exchange contracts	10	170,081	829	170,920
Equity contracts	2,503	24,757	2,394	29,654
Commodity contracts	209	11,577	2,969	14,755
Credit derivatives	—	29,396	3,839	33,235
Total trading derivatives	$2,742	$774,924	$13,786	$791,452
Cash collateral received(8)				$16,592
Netting agreements					$(690,888)
Netting of cash collateral paid					(53,952)
Total trading derivatives	$2,742	$774,924	$13,786	$808,044	$(744,840)	$63,204
Short-term borrowings	$—	$1,797	$53	$1,850	$—	$1,850
Long-term debt	—	16,793	9,138	25,931	—	25,931
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$2,897	$5	$2,902
Cash collateral received(9)				—
Netting of cash collateral paid					$(40)
Total non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$2,897	$5	$2,902	$(40)	$2,862
Total liabilities	$65,138	$881,872	$24,534	$988,136	$(773,571)	$214,565
Total as a percentage of gross liabilities(7)	6.7%	90.8%	2.5%

(1)
For the three and six months ended June 30, 2016, the Company transferred assets of approximately $0.7 billion and $0.9 billion from Level 1 to Level 2, respectively, primarily related to foreign government securities and equity securities not traded in active markets. During the three and six months ended June 30, 2016, the Company transferred assets of approximately $1.0 billion and $2.3 billion from Level 2 to Level 1, respectively, primarily related to foreign government bonds traded with sufficient frequency to constitute an active market. During the three and six months ended June 30, 2016, there were no material transfers of liabilities from Level 1 to Level 2 or from Level 2 to Level 1.

(2)
Represents netting of: (i) the amounts due under securities purchased under agreements to resell and the amounts owed under securities sold under agreements to repurchase; and (ii) derivative exposures covered by a qualifying master netting agreement and cash collateral offsetting.

(3)	Reflects the net amount of $63,244 million of gross cash collateral paid, of which $53,952 million was used to offset trading derivative liabilities.

(4)
Amounts exclude $0.8 billion investments measured at Net Asset Value (NAV) in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).

(5)	There is no allowance for loan losses recorded for loans reported at fair value.

(6)	Reflects the net amount of $47 million of gross cash collateral paid, of which $40 million was used to offset non-trading derivative liabilities.

(7)
Because the amount of the cash collateral paid/received has not been allocated to the Level 1, 2 and 3 subtotals, these percentages are calculated based on total assets and liabilities measured at fair value on a recurring basis, excluding the cash collateral paid/received on derivatives.

(8)	Reflects the net amount of $75,537 million of gross cash collateral received, of which $58,945 million was used to offset trading derivative assets.

(9)	Reflects the net amount of $1,793 million of gross cash collateral received, of which $1,793 million was used to offset non-trading derivative assets.

Fair Value Levels

In millions of dollars at December 31, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$177,538	$1,337	$178,875	$(40,911)	$137,964
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	—	24,023	744	24,767	—	24,767
Residential	—	1,059	1,326	2,385	—	2,385
Commercial	—	2,338	517	2,855	—	2,855
Total trading mortgage-backed securities	$—	$27,420	$2,587	$30,007	$—	$30,007
U.S. Treasury and federal agency securities	$14,208	$3,587	$1	$17,796	$—	$17,796
State and municipal	—	2,345	351	2,696	—	2,696
Foreign government	35,715	20,555	197	56,467	—	56,467
Corporate	302	13,901	376	14,579	—	14,579
Equity securities	50,429	2,382	3,684	56,495	—	56,495
Asset-backed securities	—	1,217	2,739	3,956	—	3,956
Other trading assets	—	9,293	2,483	11,776	—	11,776
Total trading non-derivative assets	$100,654	$80,700	$12,418	$193,772	$—	$193,772
Trading derivatives
Interest rate contracts	$9	$412,802	$2,083	$414,894
Foreign exchange contracts	5	128,189	1,123	129,317
Equity contracts	2,422	17,866	1,597	21,885
Commodity contracts	204	16,706	1,100	18,010
Credit derivatives	—	31,082	3,793	34,875
Total trading derivatives	$2,640	$606,645	$9,696	$618,981
Cash collateral paid(3)				$4,911
Netting agreements					$(524,481)
Netting of cash collateral received					(43,227)
Total trading derivatives	$2,640	$606,645	$9,696	$623,892	$(567,708)	$56,184
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$—	$39,575	$139	$39,714	$—	$39,714
Residential	—	5,982	4	5,986	—	5,986
Commercial	—	569	2	571	—	571
Total investment mortgage-backed securities	$—	$46,126	$145	$46,271	$—	$46,271
U.S. Treasury and federal agency securities	$111,536	$11,375	$4	$122,915	$—	$122,915
State and municipal	—	9,267	2,192	11,459	—	11,459
Foreign government	42,073	46,341	260	88,674	—	88,674
Corporate	3,605	15,122	603	19,330	—	19,330
Equity securities	430	71	124	625	—	625
Asset-backed securities	—	8,578	596	9,174	—	9,174
Other debt securities	—	688	—	688	—	688
Non-marketable equity securities(4)	—	58	1,135	1,193	—	1,193
Total investments	$157,644	$137,626	$5,059	$300,329	$—	$300,329

In millions of dollars at December 31, 2015	Level 1(1)	Level 2(1)	Level 3	Gross inventory	Netting(2)	Net balance
Loans(5)	$—	$2,839	$2,166	$5,005	$—	$5,005
Mortgage servicing rights	—	—	1,781	1,781	—	1,781
Non-trading derivatives and other financial assets measured on a recurring basis, gross	$—	$7,882	$180	$8,062
Cash collateral paid(6)				8
Netting of cash collateral received					$(1,949)
Non-trading derivatives and other financial assets measured on a recurring basis	$—	$7,882	$180	$8,070	$(1,949)	$6,121
Total assets	$260,938	$1,013,230	$32,637	$1,311,724	$(610,568)	$701,156
Total as a percentage of gross assets(7)	20.0%	77.5%	2.5%
Liabilities
Interest-bearing deposits	$—	$1,156	$434	$1,590	$—	$1,590
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	76,507	1,247	77,754	(40,911)	36,843
Trading account liabilities
Securities sold, not yet purchased	48,452	9,176	199	57,827	—	57,827
Other trading liabilities	—	2,093	—	2,093	—	2,093
Total trading liabilities	$48,452	$11,269	$199	$59,920	$—	$59,920
Trading account derivatives
Interest rate contracts	$5	$393,321	$2,578	$395,904
Foreign exchange contracts	6	133,404	503	133,913
Equity contracts	2,244	21,875	2,397	26,516
Commodity contracts	263	17,329	2,961	20,553
Credit derivatives	—	30,682	3,486	34,168
Total trading derivatives	$2,518	$596,611	$11,925	$611,054
Cash collateral received(8)				$13,628
Netting agreements					$(524,481)
Netting of cash collateral paid					(42,609)
Total trading derivatives	$2,518	$596,611	$11,925	$624,682	$(567,090)	$57,592
Short-term borrowings	$—	$1,198	$9	$1,207	$—	$1,207
Long-term debt	—	17,750	7,543	25,293	—	25,293
Non-trading derivatives and other financial liabilities measured on a recurring basis, gross	$—	$1,626	$14	$1,640
Cash collateral received(9)				37
Netting of cash collateral paid					$(53)
Non-trading derivatives and other financial liabilities measured on a recurring basis	$—	$1,626	$14	$1,677	$(53)	$1,624
Total liabilities	$50,970	$706,117	$21,371	$792,123	$(608,054)	$184,069
Total as a percentage of gross liabilities(7)	6.5%	90.7%	2.7%

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

Changes in Level 3 Fair Value Category
The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2016 and 2015. As discussed above, the Company classifies financial instruments as Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. The gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

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

Level 3 Fair Value Rollforward

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,909	$(62)	$—	$—	$(28)	$—	$—	$—	$—	$1,819	$(54)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	1,039	—	—	83	(362)	405	—	(443)	8	730	—
Residential	1,192	(61)	—	25	(44)	46	—	(351)	(6)	801	(72)
Commercial	581	4	—	123	(75)	107	—	(350)	—	390	(5)
Total trading mortgage-backed securities	$2,812	$(57)	$—	$231	$(481)	$558	$—	$(1,144)	$2	$1,921	$(77)
U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
State and municipal	209	1	—	5	(57)	65	—	(106)	—	117	(2)
Foreign government	219	(7)	—	—	(13)	34	—	(152)	—	81	(2)
Corporate	477	272	—	35	(60)	165	—	(479)	(5)	405	77
Equity securities	3,755	(491)	—	174	(26)	670	—	(112)	—	3,970	(438)
Asset-backed securities	2,814	6	—	40	(181)	694	—	(703)	—	2,670	5
Other trading assets	2,574	(89)	—	680	(869)	1,074	(13)	(509)	(9)	2,839	(125)
Total trading non-derivative assets	$12,863	$(365)	$—	$1,165	$(1,687)	$3,260	$(13)	$(3,205)	$(12)	$12,006	$(562)
Trading derivatives, net(4)
Interest rate contracts	$(755)	$182	$—	$144	$(51)	$137	$(18)	$(100)	$87	$(374)	$136
Foreign exchange contracts	295	(324)	—	1	(90)	89	—	(52)	52	(29)	(428)
Equity contracts	(876)	76	—	(11)	(284)	22	38	(12)	(24)	(1,071)	108
Commodity contracts	(1,949)	(139)	—	3	(36)	356	—	(352)	100	(2,017)	(122)
Credit derivatives	(321)	(637)	—	(33)	(52)	41	—	—	248	(754)	(603)
Total trading derivatives, net(4)	$(3,606)	$(842)	$—	$104	$(513)	$645	$20	$(516)	$463	$(4,245)	$(909)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Mar. 31, 2016	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2016
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$111	$—	$6	$5	$(23)	$1	$—	$(6)	$—	$94	$1
Residential	—	—	—	—	—	25	—	—	—	25	—
Commercial	3	—	—	3	(1)	—	—	—	—	5	—
Total investment mortgage-backed securities	$114	$—	$6	$8	$(24)	$26	$—	$(6)	$—	$124	$1
U.S. Treasury and federal agency securities	$3	$—	$—	$—	$—	$—	$—	$—	$—	$3	$—
State and municipal	2,098	—	127	130	(374)	89	—	(54)	—	2,016	99
Foreign government	175	—	17	—	—	41	—	(89)	(3)	141	—
Corporate	498	—	31	—	(8)	93	—	(154)	—	460	(5)
Equity securities	126	—	—	2	—	—	—	—	—	128	—
Asset-backed securities	701	—	61	—	(22)	72	—	(215)	—	597	51
Other debt securities	—	—	—	—	—	5	—	—	—	5	—
Non-marketable equity securities	1,165	—	26	13	—	6	—	—	(71)	1,139	26
Total investments	$4,880	$—	$268	$153	$(428)	$332	$—	$(518)	$(74)	$4,613	$172
Loans	$1,723	$—	$19	$—	$—	$211	$58	$(297)	$(480)	$1,234	$(34)
Mortgage servicing rights	1,524	—	(137)	—	—	—	35	—	(98)	1,324	(154)
Other financial assets measured on a recurring basis	57	—	16	37	(2)	—	67	(4)	(60)	111	(61)
Liabilities
Interest-bearing deposits	$191	$—	$39	$318	$—	$—	$1	$—	$(38)	$433	$39
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,238	4	—	—	—	—	—	—	(127)	1,107	4
Trading account liabilities
Securities sold, not yet purchased	118	(11)	—	38	(18)	(61)	(41)	34	(69)	12	(30)
Short-term borrowings	46	(24)	—	12	—	—	7	—	(36)	53	(15)
Long-term debt	8,736	(48)	—	712	(756)	—	990	61	(653)	9,138	(48)
Other financial liabilities measured on a recurring basis	14	—	1	—	(6)	(2)	1	—	(1)	5	(1)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2016
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,337	$8	$—	$—	$(28)	$503	$—	$—	$(1)	$1,819	$(55)
Trading non-derivative assets
Trading mortgage-backed securities
U.S. government-sponsored agency guaranteed	744	12	—	418	(582)	761	—	(634)	11	730	(3)
Residential	1,326	(12)	—	129	(87)	257	—	(806)	(6)	801	(40)
Commercial	517	13	—	179	(102)	352	—	(569)	—	390	(13)
Total trading mortgage-backed securities	$2,587	$13	$—	$726	$(771)	$1,370	$—	$(2,009)	$5	$1,921	$(56)
U.S. Treasury and federal agency securities	$1	$—	$—	$2	$—	$—	$—	$—	$—	$3	$(1)
State and municipal	351	8	—	18	(216)	168	—	(212)	—	117	(1)
Foreign government	197	(8)	—	2	(17)	75	—	(168)	—	81	1
Corporate	376	284	—	80	(76)	334	—	(588)	(5)	405	89
Equity securities	3,684	(535)	—	267	(60)	749	—	(135)	—	3,970	(474)
Asset-backed securities	2,739	134	—	157	(195)	1,186	—	(1,351)	—	2,670	29
Other trading assets	2,483	(116)	—	1,458	(1,482)	1,357	(2)	(840)	(19)	2,839	(223)
Total trading non-derivative assets	$12,418	$(220)	$—	$2,710	$(2,817)	$5,239	$(2)	$(5,303)	$(19)	$12,006	$(636)
Trading derivatives, net(4)
Interest rate contracts	(495)	(326)	—	309	39	142	(18)	(103)	78	(374)	(154)
Foreign exchange contracts	620	(677)	—	4	(60)	106	—	(91)	69	(29)	(572)
Equity contracts	(800)	108	—	64	(428)	46	38	(71)	(28)	(1,071)	107
Commodity contracts	(1,861)	(281)	—	(49)	(26)	356	—	(352)	196	(2,017)	(288)
Credit derivatives	307	(1,152)	—	(114)	(23)	42	—	—	186	(754)	(1,086)
Total trading derivatives, net(4)	$(2,229)	$(2,328)	$—	$214	$(498)	$692	$20	$(617)	$501	$(4,245)	$(1,993)

		Net realized/unrealized gains (losses) incl. in		Transfers							Unrealized gains (losses) still held(3)
In millions of dollars	Dec. 31, 2015	Principal transactions	Other(1)(2)	into Level 3	out of Level 3	Purchases	Issuances	Sales	Settlements	Jun. 30, 2016
Investments
Mortgage-backed securities
U.S. government-sponsored agency guaranteed	$139	$—	$(25)	$12	$(62)	$40	$—	$(9)	$(1)	$94	$41
Residential	4	—	1	—	—	25	—	(5)	—	25	—
Commercial	2	—	—	6	(3)	—	—	—	—	5	—
Total investment mortgage-backed securities	$145	$—	$(24)	$18	$(65)	$65	$—	$(14)	$(1)	$124	$41
U.S. Treasury and federal agency securities	$4	$—	$—	$—	$—	$—	$—	$(1)	$—	$3	$—
State and municipal	2,192	—	162	391	(783)	240	—	(186)	—	2,016	118
Foreign government	260	—	19	33	—	103	—	(271)	(3)	141	(106)
Corporate	603	—	45	5	(45)	94	—	(242)	—	460	(1)
Equity securities	124	—	—	4	—	—	—	—	—	128	—
Asset-backed securities	596	—	35	—	(23)	204	—	(215)	—	597	24
Other debt securities	—	—	—	—	—	5	—	—	—	5	—
Non-marketable equity securities	1,135	—	24	51	—	18	—	—	(89)	1,139	20
Total investments	$5,059	$—	$261	$502	$(916)	$729	$—	$(929)	$(93)	$4,613	$96
Loans	$2,166	$—	$(58)	$89	$(538)	$570	$219	$(675)	$(539)	$1,234	$(63)
Mortgage servicing rights	$1,781	$—	$(362)	$—	$—	$—	$68	$14	$(177)	$1,324	$(154)
Other financial assets measured on a recurring basis	$180	$—	$33	$40	$(5)	$—	$130	$(124)	$(143)	$111	$(277)
Liabilities
Interest-bearing deposits	$434	$—	$35	$322	$(209)	$—	$5	$—	$(84)	$433	$39
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,247	(21)	—	—	—	—	—	16	(177)	1,107	(25)
Trading account liabilities
Securities sold, not yet purchased	199	14	—	97	(43)	(61)	(41)	70	(195)	12	(29)
Short-term borrowings	9	(27)	—	17	(4)	—	41	—	(37)	53	(19)
Long-term debt	7,543	(26)	—	1,221	(1,843)	—	2,872	61	(742)	9,138	(86)
Other financial liabilities measured on a recurring basis	14	—	(7)	—	(10)	(6)	2	—	(2)	5	(3)

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

(3)
Represents the amount of total gains or losses for the period, included in earnings (and AOCI for changes in fair value of available-for-sale investments), attributable to the change in fair value relating to assets and liabilities classified as Level 3 that are still held at June 30, 2016.

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

(4)	Total Level 3 derivative assets and liabilities have been netted in these tables for presentation purposes only.
Level 3 Fair Value Rollforward
There were no significant Level 3 transfers for the period from March 31, 2016 to June 30, 2016.

The following were the significant Level 3 transfers for the period December 31, 2015 to June 30, 2016:

•	Transfers of Other trading assets of $1.5 billion from Level 2 to Level 3, and of $1.5 billion from Level 3 to Level 2, related to trading loans, reflecting changes in the volume of market quotations.

•
Transfers of Long-term debt of $1.2 billion from Level 2 to Level 3, and of $1.8 billion from Level 3 to Level 2, mainly related to structured debt, reflecting changes in the significance of unobservable inputs as well as certain underlying market inputs becoming less or more observable.

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

•
Transfers of Long-term debt of $1.1 billion from Level 2 to Level 3, and of $2.0 billion from Level 3 to Level 2, mainly related to structured debt, reflecting certain unobservable inputs becoming less significant and certain underlying market inputs being more observable.

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

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

As of June 30, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$804	Model-based	Interest rate	(0.44)%	2.74%	1.61%
Mortgage-backed securities	$1,021	Price-based	Price	$6.00	$119.62	$76.52
972	Yield analysis	Yield	0.90%	14.62%	4.06%
State and municipal, foreign government, corporate and other debt securities	$3,828	Price-based	Price	$0.01	$141.45	$92.24
1,750	Cash flow	Credit spread	35 bps	600 bps	229 bps
Equity securities(5)	$3,796	Model-based	WAL	4 years	29 years	4.49 years
Interest rate	2.86%	10.75%	3.63%
Asset-backed securities	$3,008	Price-based	Price	$5.00	$100.00	$70.39
Non-marketable equity	$581	Comparables analysis	EBITDA multiples	7.00	x	10.35	x	8.79	x
519	Price-based	Discount to price	—%	90.00%	10.85%
Price-to-book ratio	—%	2.16%	1.10%
Price	$—	$28.28	$2.32
Derivatives—gross(6)
Interest rate contracts (gross)	$7,548	Model-based	IR log-normal volatility	61.89%	151.86%	82.56%
Mean reversion	1.00%	20.00%	10.50%
Foreign exchange contracts (gross)	$1,457	Model-based	Foreign exchange (FX) volatility	3.64%	58.13%	17.05%
172	Cash flow	IR-IR correlation	(51.00)%	40.00%	35.23%
IR-FX correlation	40.00%	60.00%	50.00%
IR basis	(0.90)%	(0.40)%	(0.83)%
Equity contracts (gross)(7)	$3,370	Model-based	Equity volatility	12.05%	61.31%	30.75%
Equity forward	66.94%	106.31%	95.53%
Equity-Equity correlation	(81.18)%	100.00%	57.09%
Equity - FX correlation	(88.20)%	56.90%	(21.74)%
WAL	4 years	4 years	4 years
Commodity contracts (gross)	$3,921	Model-based	Forward price	42.87%	191.93%	115.58%
Commodity volatility	2.00%	53.36%	23.44%
Commodity correlation	(51.05)%	92.17%	56.68%
Credit derivatives (gross)	$6,195	Model-based	Recovery rate	10.00%	75.00%	33.49%
927	Price-based	Credit correlation	50.00%	95.00%	52.14%
Upfront points	4.48%	100.00%	64.24%

As of June 30, 2016	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
			Price	$—	$105.00	$45.43
			Credit spread	1 bps	1,705 bps	449 bps
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$117	Model-based	Redemption rate	6.10%	99.50%	74.35%
			Recovery rate	33.00%	40.00%	33.59%
			Upfront points	22.00%	22.00%	22.00%
Loans	$624	Model-based	Price	$—	$107.39	$31.68
	598	Price-based	Credit spread	46 bps	500 bps	108 bps
Mortgage servicing rights	$1,232	Cash flow	Yield	—%	23.32%	6.85%
	289	Model-based	WAL	3.01 years	5.88 years	4.49 years
Liabilities
Interest-bearing deposits	$433	Model-based	IR log-normal volatility	61.89%	151.86%	82.56%
			Interest rate	0.47%	1.83%	1.55%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,107	Model-based	Interest rate	0.99%	1.14%	1.10%
Trading account liabilities
Securities sold, not yet purchased	$7	Yield analysis	Price	$—	$109.29	$199.85
			Commodity correlation	(51.05)%	92.17%	56.68%
			Commodity volatility	2.00%	53.36%	23.44%
			Forward price	$42.87	$191.93	$112.58
			Equity volatility	10.15%	40.42%	23.29%
			Yield	1.51%	2.22%	1.83%
Short-term borrowings and long-term debt	$9,279	Model-based	Equity volatility	15.05%	61.31%	27.89%
			Equity forward	66.94%	102.58%	94.32%
			Equity-equity correlation	(81.18)%	100.00%	49.17%
			Equity-FX correlation	(88.20)%	56.90%	(21.73)%
			Mean Reversion	1.00%	20.00%	10.50%
			IR log-normal volatility	61.89%	151.86%	82.56%

As of December 31, 2015	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)		High(2)(3)		Weighted average(4)
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$1,337	Model-based	IR log-normal volatility	29.02%		137.02%		37.90%
			Interest rate	—%		2.03%		0.27%
Mortgage-backed securities	$1,287	Price-based	Price	$3.45		$109.21		$78.25
	1,377	Yield analysis	Yield	0.50%		14.07%		4.83%
State and municipal, foreign government, corporate and other debt securities	$3,761	Price-based	Price	$—		$217.00		$79.41
	1,719	Cash flow	Credit spread	20 bps		600 bps		251 bps
Equity securities(5)	$3,499	Model-based	WAL	1.5 years		1.5 years		1.5 years
			Redemption rate	41.21%		41.21%		41.21%
Asset-backed securities	$3,075	Price-based	Price	$5.55		$100.21		$71.57
Non-marketable equity	$633	Comparables analysis	EBITDA multiples	6.80	x	10.80	x	9.05	x
	473	Price-based	Discount to price	—%		90.00%		10.89%
			Price-to-book ratio	0.19	x	1.09	x	0.60	x
			Price	$—		$132.78		$46.66

As of December 31, 2015	Fair value(1) (in millions)	Methodology	Input	Low(2)(3)	High(2)(3)	Weighted average(4)
Derivatives—gross(6)
Interest rate contracts (gross)	$4,553	Model-based	IR log-normal volatility	17.41%	137.02%	37.60%
			Mean reversion	(5.52)%	20.00%	0.71%
Foreign exchange contracts (gross)	$1,326	Model-based	Foreign exchange (FX) volatility	0.38%	25.73%	11.63%
	275	Cash flow	Interest rate	7.50%	7.50%	7.50%
			Forward price	1.48%	138.09%	56.80%
			Credit spread	3 bps	515 bps	235 bps
			IR-IR correlation	(51.00)%	77.94%	32.91%
			IR-FX correlation	(20.30)%	60.00%	48.85%
Equity contracts (gross)(7)	$3,976	Model-based	Equity volatility	11.87%	49.57%	27.33%
			Equity-FX correlation	(88.17)%	65.00%	(21.09)%
			Equity forward	82.72%	100.53%	95.20%
			Equity-equity correlation	(80.54)%	100.00%	49.54%
Commodity contracts (gross)	$4,061	Model-based	Forward price	35.09%	299.32%	112.98%
			Commodity volatility	5.00%	83.00%	24.00%
			Commodity correlation	(57.00)%	91.00%	30.00%
Credit derivatives (gross)	$5,849	Model-based	Recovery rate	1.00%	75.00%	32.49%
	1,424	Price-based	Credit correlation	5.00%	90.00%	43.48%
			Price	$0.33	$101.00	$61.52
			Credit spread	1 bps	967 bps	133 bps
			Upfront points	7.00%	99.92%	66.75%
Nontrading derivatives and other financial assets and liabilities measured on a recurring basis (gross)(6)	$194	Model-based	Recovery rate	7.00%	40.00%	10.72%
			Redemption rate	27.00%	99.50%	74.80%
			Interest rate	5.26%	5.28%	5.27%
Loans	$750	Price-based	Yield	1.50%	4.50%	2.52%
	892	Model-based	Price	$—	$106.98	$40.69
	524	Cash flow	Credit spread	29 bps	500 bps	105 bps
Mortgage servicing rights	$1,690	Cash flow	Yield	—%	23.32%	6.83%
			WAL	3.38 years	7.48 years	5.5 years
Liabilities
Interest-bearing deposits	$434	Model-based	Equity-IR correlation	23.00%	39.00%	34.51%
			Forward price	35.09%	299.32%	112.72%
			Commodity correlation	(57.00)%	91.00%	30.00%
			Commodity volatility	5.00%	83.00%	24.00%
Federal funds purchased and securities loaned or sold under agreements to repurchase	$1,245	Model-based	Interest rate	1.27%	2.02%	1.92%
Trading account liabilities
Securities sold, not yet purchased	$152	Price-based	Price	$—	$217.00	$87.78
Short-term borrowings and long-term debt	$7,004	Model-based	Mean reversion	(5.52)%	20.00%	7.80%
			Equity volatility	9.55%	42.56%	22.26%
			Equity forward	82.72%	100.80%	94.48%
			Equity-equity correlation	(80.54)%	100.00%	49.16%
			Forward price	35.09%	299.32%	106.32%
			Equity-FX correlation	(88.20)%	56.85%	(31.76)%

(1)	The fair value amounts presented in these tables represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Some inputs are shown as zero due to rounding.

(3)	When the low and high inputs are the same, there is either a constant input applied to all positions, or the methodology involving the input applies to only one large position.

(4)	Weighted averages are calculated based on the fair values of the instruments.

(5)	For equity securities, the price and fund NAV inputs are expressed on an absolute basis, not as a percentage of the notional amount.

(6)	Both trading and nontrading account derivatives—assets and liabilities—are presented on a gross absolute value basis.

(7)	Includes hybrid products.

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
The following table presents the carrying amounts of all assets that were still held for which a nonrecurring fair value measurement was recorded during the three months ended:

In millions of dollars	Fair value	Level 2	Level 3
June 30, 2016
Loans held-for-sale	$7,549	$5,814	$1,735
Other real estate owned	85	16	69
Loans(1)	1,502	464	1,038
Other Assets(2)	2,991	2,991	—
Total assets at fair value on a nonrecurring basis	$12,127	$9,285	$2,842

In millions of dollars	Fair value	Level 2	Level 3
December 31, 2015
Loans held-for-sale	$10,326	$6,752	$3,574
Other real estate owned	107	15	92
Loans(1)	1,173	836	337
Other Assets	—	—	—
Total assets at fair value on a nonrecurring basis	$11,606	$7,603	$4,003

(1)	Represents impaired loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate secured loans.

(2)	Represents the carrying value of an equity investment which was impaired.

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

As of June 30, 2016	Fair value(1) (in millions)	Methodology	Input	Low(5)	High	Weighted average(2)
Loans held-for-sale	$2,047	Price-based	Price	$—	$100.00	$33.27
Other real estate owned	$68	Price-based	Discount to price(4)	0.34%	13.00%	2.45%
Loans(3)	$576	Recovery analysis	Recovery rates	—%	97.85%	83.69%
	183	Price-based	Discount to price(4)	13.00%	35.00%	8.90%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair values of the instruments.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

(5)	Some inputs are shown as zero due to rounding.

As of December 31, 2015	Fair value(1) (in millions)	Methodology	Input	Low(5)	High	Weighted average(2)
Loans held-for-sale	$3,486	Price-based	Price	$—	$100.00	$81.05
Other real estate owned	$90	Price-based	Discount to price(4)	0.34%	13.00%	2.86%
	2		Appraised value	$—	$8,518,230	$3,813,045
Loans(3)	$157	Recovery analysis	Recovery rate	11.79%	60.00%	23.49%
	87	Price-based	Discount to price(4)	13.00%	34.00%	7.99%

(1)	The fair value amounts presented in this table represent the primary valuation technique or techniques for each class of assets or liabilities.

(2)	Weighted averages are calculated based on the fair values of the instruments.

(3)	Represents loans held for investment whose carrying amounts are based on the fair value of the underlying collateral.

(4)	Includes estimated costs to sell.

(5)	Some inputs are shown as zero due to rounding.

Nonrecurring Fair Value Changes
The following table presents total nonrecurring fair value measurements for the period, included in earnings, attributable to the change in fair value relating to assets that were still held:

	Three Months Ended June 30,
In millions of dollars	2016	2015
Loans held-for-sale	$(35)	$(20)
Other real estate owned	(4)	(3)
Loans(1)	(48)	(61)
Other Assets(2)	$(23)	$—
Total nonrecurring fair value gains (losses)	$(110)	$(84)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate loans.

(2)	Represents net impairment losses related to an equity investment.

	Six Months Ended June 30,
In millions of dollars	2016	2015
Loans held-for-sale	$(32)	$(20)
Other real estate owned	(5)	(4)
Loans(1)	(105)	(107)
Other Assets (2)	$(211)	—
Total nonrecurring fair value gains (losses)	$(353)	$(131)

(1)	Represents loans held for investment whose carrying amount is based on the fair value of the underlying collateral, primarily real estate loans.

(2)	Represents net impairment losses related to an equity investment.

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

	June 30, 2016		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$41.6	$43.1	$1.7	$37.5	$3.9
Federal funds sold and securities borrowed or purchased under agreements to resell	83.9	83.9	—	80.8	3.1
Loans(1)(2)	615.1	617.5	—	6.8	610.7
Other financial assets(2)(3)	215.4	215.4	6.5	143.6	65.3
Liabilities
Deposits	$936.4	$935.1	$—	$784.1	$151.0
Federal funds purchased and securities loaned or sold under agreements to repurchase	111.9	111.9	—	111.5	0.4
Long-term debt(4)	181.5	185.1	—	158.6	26.5
Other financial liabilities(5)	108.2	108.2	—	14.7	93.5

	December 31, 2015		Estimated fair value
	Carrying value	Estimated fair value
In billions of dollars			Level 1	Level 2	Level 3
Assets
Investments	$41.7	$42.7	$3.5	$36.4	$2.8
Federal funds sold and securities borrowed or purchased under agreements to resell	81.7	81.7	—	77.4	4.3
Loans(1)(2)	597.5	599.4	—	6.0	593.4
Other financial assets(2)(3)	186.5	186.5	6.9	126.2	53.4
Liabilities
Deposits	$906.3	$896.7	$—	$749.4	$147.3
Federal funds purchased and securities loaned or sold under agreements to repurchase	109.7	109.7	—	109.4	0.3
Long-term debt(4)	176.0	180.8	—	153.8	27.0
Other financial liabilities(5)	97.6	97.6	—	18.0	79.6

(1)
The carrying value of loans is net of the Allowance for loan losses of $12.3 billion for June 30, 2016 and $12.6 billion for December 31, 2015. In addition, the carrying values exclude $1.9 billion and $2.4 billion of lease finance receivables at June 30, 2016 and December 31, 2015, respectively.

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
The estimated fair values of the Company’s corporate unfunded lending commitments at June 30, 2016 and December 31, 2015 were liabilities of $6.4 billion and $7.0 billion, respectively, substantially all of which are classified as Level 3. The Company does not estimate the fair values of consumer unfunded lending commitments, which are generally cancellable by providing notice to the borrower.

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

The following table presents the changes in fair value of those items for which the fair value option has been elected:

	Changes in fair value gains (losses) for the
	Three Months Ended June 30,		Six Months Ended June 30,
In millions of dollars	2016	2015	2016	2015
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell selected portfolios of securities purchased under agreements to resell and securities borrowed	$19	$(95)	$47	$(93)
Trading account assets	(320)	136	(62)	227
Investments	(22)	4	(21)	49
Loans
Certain corporate loans(1)	36	40	60	(9)
Certain consumer loans(1)	—	—	(1)	2
Total loans	$36	$40	$59	$(7)
Other assets
MSRs	(137)	262	$(362)	$191
Certain mortgage loans held for sale(2)	91	70	171	172
Other assets	—	—	370	—
Total other assets	$(46)	$332	$179	$363
Total assets	$(333)	$417	$202	$539
Liabilities
Interest-bearing deposits	$(18)	$23	$(68)	$33
Federal funds purchased and securities loaned or sold under agreements to repurchase selected portfolios of securities sold under agreements to repurchase and securities loaned	(2)	—	(8)	2
Trading account liabilities	3	(44)	97	(15)
Short-term borrowings	(114)	(67)	(34)	(68)
Long-term debt	(117)	707	(540)	896
Total liabilities	$(248)	$619	$(553)	$848

(1)	Includes mortgage loans held by mortgage loan securitization VIEs consolidated upon the adoption of ASC 810, Consolidation (SFAS 167), on January 1, 2010.

(2)	Includes gains (losses) associated with interest rate lock-commitments for those loans that have been originated and elected under the fair value option.

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
The estimated change in the fair value of these liabilities due to such changes in the Company’s own credit spread (or instrument-specific credit risk) were gains of $20 million and $231 million for the three months ended June 30, 2016 and 2015, and gains of $327 million and $318 million for the six months ended June 30, 2016 and 2015, respectively. Changes in fair value resulting from changes in instrument-specific credit risk were estimated by incorporating the Company’s current credit spreads observable in the bond market into the relevant valuation technique used to value each liability as described above. Effective January 1, 2016, changes in fair value of fair value option liabilities related to changes in Citigroup’s own credit spreads (DVA) are reflected as a component of AOCI; previously these amounts were recognized in Citigroup’s Revenues and Net income along with all other changes in fair value. See Note 1 to the Consolidated Financial Statements for additional information.

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

The following table provides information about certain credit products carried at fair value:

	June 30, 2016		December 31, 2015
In millions of dollars	Trading assets	Loans	Trading assets	Loans
Carrying amount reported on the Consolidated Balance Sheet	$9,321	$4,134	$9,314	$5,005
Aggregate unpaid principal balance in excess of fair value	744	84	980	280
Balance of non-accrual loans or loans more than 90 days past due	4	2	5	2
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	9	1	13	1
In addition to the amounts reported above, $1,855 million and $2,113 million of unfunded commitments related to certain credit products selected for fair value accounting were outstanding as of June 30, 2016 and December 31, 2015, respectively.

Changes in the fair value of funded and unfunded credit products are classified in Principal transactions in the Company’s Consolidated Statement of Income. Related interest revenue is measured based on the contractual interest rates and reported as Interest revenue on Trading account assets or loan interest depending on the balance sheet classifications of the credit products. The changes in fair value for the six months ended June 30, 2016 and 2015 due to instrument-specific credit risk totaled to a gain of $56 million and loss of $27 million, respectively.

Certain Investments in Unallocated Precious Metals
Citigroup invests in unallocated precious metals accounts (gold, silver, platinum and palladium) as part of its commodity and foreign currency trading activities or to economically hedge certain exposures from issuing structured liabilities. Under ASC 815, the investment is bifurcated into a debt host contract and a commodity forward derivative instrument. Citigroup elects the fair value option for the debt host contract, and reports the debt host contract within Trading account assets on the Company’s Consolidated Balance Sheet. The total carrying amount of debt host contracts across unallocated precious metals accounts was approximately $0.8 billion and $0.6 billion at June 30, 2016 and December 31, 2015, respectively. The amounts are expected to fluctuate based on trading activity in future periods.
As part of its commodity and foreign currency trading activities, Citi trades unallocated precious metals investments and executes forward purchase and forward sale derivative contracts with trading counterparties. When Citi sells an unallocated precious metals investment, Citi’s receivable from its depository bank is repaid and Citi derecognizes its investment in the unallocated precious metal. The forward purchase or sale contract with the trading counterparty indexed to unallocated precious metals is accounted for as a derivative, at fair value through earnings. As of June 30, 2016, there were approximately $18.1 billion and $11.4 billion notional amounts of such forward purchase and forward sale derivative contracts outstanding, respectively.

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

The following table provides information about certain mortgage loans HFS carried at fair value:

In millions of dollars	June 30, 2016	December 31, 2015
Carrying amount reported on the Consolidated Balance Sheet	$1,122	$745
Aggregate fair value in excess of unpaid principal balance	49	20
Balance of non-accrual loans or loans more than 90 days past due	—	—
Aggregate unpaid principal balance in excess of fair value for non-accrual loans or loans more than 90 days past due	—	—

The changes in the fair values of these mortgage loans are reported in Other revenue in the Company’s Consolidated Statement of Income. There was no net change in fair value during the six months ended June 30, 2016 and 2015 due to instrument-specific credit risk. Related interest income continues to be measured based on the contractual interest rates and reported as Interest revenue in the Consolidated Statement of Income.

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

The following table provides information about the carrying value of structured notes, disaggregated by type of embedded derivative instrument:

In billions of dollars	June 30, 2016	December 31, 2015
Interest rate linked	$10.3	$9.6
Foreign exchange linked	0.2	0.3
Equity linked	11.1	9.9
Commodity linked	1.1	1.4
Credit linked	1.0	1.6
Total	$23.7	$22.8
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

The following table provides information about long-term debt carried at fair value:

In millions of dollars	June 30, 2016	December 31, 2015
Carrying amount reported on the Consolidated Balance Sheet	$25,931	$25,293
Aggregate unpaid principal balance in excess of fair value	564	1,569
The following table provides information about short-term borrowings carried at fair value:

In millions of dollars	June 30, 2016	December 31, 2015
Carrying amount reported on the Consolidated Balance Sheet	$1,850	$1,207
Aggregate unpaid principal balance in excess of fair value	6	130

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
The following tables present information about Citi’s guarantees at June 30, 2016 and December 31, 2015:

	Maximum potential amount of future payments
In billions of dollars at June 30, 2016 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$25.5	$69.9	$95.4	$146
Performance guarantees	7.7	3.8	11.5	21
Derivative instruments considered to be guarantees	4.6	73.9	78.5	1,113
Loans sold with recourse	—	0.2	0.2	14
Securities lending indemnifications(1)	83.2	—	83.2	—
Credit card merchant processing(1)	81.1	—	81.1	—
Credit card arrangements with partners	—	1.5	1.5	206
Custody indemnifications and other	0.3	46.6	46.9	58
Total	$202.4	$195.9	$398.3	$1,558

	Maximum potential amount of future payments
In billions of dollars at December 31, 2015 except carrying value in millions	Expire within 1 year	Expire after 1 year	Total amount outstanding	Carrying value (in millions of dollars)
Financial standby letters of credit	$23.8	$73.0	$96.8	$152
Performance guarantees	7.4	4.1	11.5	23
Derivative instruments considered to be guarantees	3.6	74.9	78.5	1,779
Loans sold with recourse	—	0.2	0.2	17
Securities lending indemnifications(1)	79.0	—	79.0	—
Credit card merchant processing(1)	84.2	—	84.2	—
Custody indemnifications and other	—	51.7	51.7	56
Total	$198.0	$203.9	$401.9	$2,027

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
In addition to the amounts shown in the tables above, Citi has recorded a repurchase reserve for its potential repurchases or make-whole liability regarding residential mortgage representation and warranty claims related to its whole loan sales to the U.S. government-sponsored enterprises (GSEs) and, to a lesser extent, private investors. The repurchase reserve was approximately $121 million and $152 million at June 30, 2016 and December 31, 2015, respectively, and these amounts are included in Other liabilities on the Consolidated Balance Sheet.

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
Citi’s maximum potential contingent liability related to both bank card and private-label merchant processing services is estimated to be the total volume of credit card transactions that meet the requirements to be valid charge-back transactions at any given time. At June 30, 2016 and December 31, 2015, this maximum potential exposure was estimated to be $81 billion and $84 billion, respectively.
However, Citi believes that the maximum exposure is not representative of the actual potential loss exposure based on its historical experience. This contingent liability is unlikely to arise, as most products and services are delivered when purchased and amounts are refunded when items are returned to merchants. Citi assesses the probability and amount of its contingent liability related to merchant processing based on the financial strength of the primary guarantor, the extent and nature of unresolved charge-backs and its historical loss experience. At June 30, 2016 and December 31, 2015, the losses incurred and the carrying amounts of Citi’s contingent obligations related to merchant processing activities were immaterial.

Credit card arrangements with partners
Citi, in certain of its credit card partner arrangements, provides guarantees to the partner regarding the volume of certain customer originations during the term of the agreement. To the extent such origination targets are not met, the guarantees serve to compensate the partner for certain payments that otherwise would have been generated in connection with such originations.

Custody indemnifications
Custody indemnifications are issued to guarantee that custody clients will be made whole in the event that a third-party subcustodian or depository institution fails to safeguard clients’ assets.

Other guarantees and indemnifications

Credit Card Protection Programs
Citi, through its credit card businesses, provides various cardholder protection programs on several of its card products, including programs that provide insurance coverage for rental cars, coverage for certain losses associated with purchased products, price protection for certain purchases and protection for lost luggage. These guarantees are not included in the table, since the total outstanding amount of the guarantees and Citi’s maximum exposure to loss cannot be quantified. The protection is limited to certain types of purchases and losses, and it is not possible to quantify the purchases that would qualify for these benefits at any given time. Citi assesses the probability and amount of its potential liability related to these programs based on the extent and nature of its historical loss experience. At June 30, 2016 and December 31, 2015, the actual and estimated losses incurred and the carrying value of Citi’s obligations related to these programs were immaterial.

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

Value-Transfer Networks
Citi is a member of, or shareholder in, hundreds of value-transfer networks (VTNs) (payment, clearing and settlement systems as well as exchanges) around the world. As a condition of membership, many of these VTNs require that members stand ready to pay a pro rata share of the losses incurred by the organization due to another member’s default on its obligations. Citi’s potential obligations may be limited to its membership interests in the VTNs, contributions to the VTN’s funds, or, in limited cases, the obligation may be unlimited. The maximum exposure cannot be estimated as this would require an assessment of future claims that have not yet occurred. Citi believes the risk of loss is remote given historical experience with the VTNs. Accordingly, Citi’s participation in VTNs is not reported in the guarantees tables above, and there are no amounts reflected on the Consolidated Balance Sheet as of June 30, 2016 or December 31, 2015 for potential obligations that could arise from Citi’s involvement with VTN associations.

Long-Term Care Insurance Indemnification
In the sale of an insurance subsidiary, the Company provided an indemnification to an insurance company for policyholder claims and other liabilities relating to a book of long-term care (LTC) business (for the entire term of the LTC policies) that is fully reinsured by another insurance company. The reinsurer has funded two trusts with securities whose fair value (approximately $7.3 billion at June 30, 2016, compared to $6.3 billion at December 31, 2015) is designed to cover the insurance company’s statutory liabilities for the LTC policies. The assets in these trusts are evaluated and adjusted periodically to ensure that the fair value of the assets continues to cover the estimated statutory liabilities related to the LTC policies, as those statutory liabilities change over time.
If the reinsurer fails to perform under the reinsurance agreement for any reason, including insolvency, and the assets in the two trusts are insufficient or unavailable to the ceding insurance company, then Citi must indemnify the ceding insurance company for any losses actually incurred in connection with the LTC policies. Since both events would have to occur before Citi would become responsible for any payment to the ceding insurance company pursuant to its indemnification obligation, and the likelihood of such events occurring is currently not probable, there is no liability reflected in the Consolidated Balance Sheet as of June 30, 2016 and December 31, 2015 related to this indemnification. Citi continues to closely monitor its potential exposure under this indemnification obligation.

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
As a clearing member, Citi collects and remits cash and securities collateral (margin) between its clients and the respective CCP. There are two types of margin: initial margin and variation margin. Where Citi obtains benefits from or controls cash initial margin (e.g., retains an interest spread), cash initial margin collected from clients and remitted to the CCP is reflected within Brokerage Payables

(payables to customers) and Brokerage Receivables (receivables from brokers, dealers and clearing organizations), respectively. However, for OTC derivatives contracts where Citi has contractually agreed with the client that (a) Citi will pass through to the client all interest paid by the CCP on cash initial margin; (b) Citi will not utilize its right as a clearing member to transform cash margin into other assets; and (c) Citi does not guarantee and is not liable to the client for the performance of the CCP, cash initial margin collected from clients and remitted to the CCP is not reflected on Citi’s Consolidated Balance Sheet. The total amount of cash initial margin collected and remitted in this manner was approximately $4.5 billion and $4.3 billion as of June 30, 2016 and December 31, 2015, respectively.
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

Carrying Value—Guarantees and Indemnifications
At June 30, 2016 and December 31, 2015, the total carrying amounts of the liabilities related to the guarantees and indemnifications included in the tables above amounted to approximately $1.6 billion and $2.0 billion, respectively. The carrying value of financial and performance guarantees is included in Other liabilities. For loans sold with recourse, the carrying value of the liability is included in Other liabilities.

Collateral
Cash collateral available to Citi to reimburse losses realized under these guarantees and indemnifications amounted to $51 billion and $52 billion at June 30, 2016 and December 31, 2015, respectively. Securities and other marketable assets held as collateral amounted to $36 billion and $33 billion at June 30, 2016 and December 31, 2015, respectively. The majority of collateral is held to reimburse losses realized under securities lending indemnifications. Additionally, letters of credit in favor of Citi held as collateral amounted to $4.0 billion and $4.2 billion at June 30, 2016 and December 31, 2015, respectively. Other property may also be available to Citi to cover losses under certain guarantees and indemnifications; however, the value of such property has not been determined.

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
Presented in the tables below are the maximum potential amounts of future payments that are classified based upon internal and external credit ratings as of June 30, 2016 and December 31, 2015. As previously mentioned, the determination of the maximum potential future payments is based on the notional amount of the guarantees without consideration of possible recoveries under recourse provisions or from collateral held or pledged. As such, Citi believes such amounts bear no relationship to the anticipated losses, if any, on these guarantees.

	Maximum potential amount of future payments
In billions of dollars at June 30, 2016	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$63.8	$18.9	$12.7	$95.4
Performance guarantees	6.4	4.3	0.8	11.5
Derivative instruments deemed to be guarantees	—	—	78.5	78.5
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	83.2	83.2
Credit card merchant processing	—	—	81.1	81.1
Credit card arrangements with partners	—	—	1.5	1.5
Custody indemnifications and other	46.8	0.1	—	46.9
Total	$117.0	$23.3	$258.0	$398.3

	Maximum potential amount of future payments
In billions of dollars at December 31, 2015	Investment grade	Non-investment grade	Not rated	Total
Financial standby letters of credit	$69.2	$15.4	$12.2	$96.8
Performance guarantees	6.6	4.1	0.8	11.5
Derivative instruments deemed to be guarantees	—	—	78.5	78.5
Loans sold with recourse	—	—	0.2	0.2
Securities lending indemnifications	—	—	79.0	79.0
Credit card merchant processing	—	—	84.2	84.2
Custody indemnifications and other	51.6	0.1	—	51.7
Total	$127.4	$19.6	$254.9	$401.9

Credit Commitments and Lines of Credit
The table below summarizes Citigroup’s credit commitments as of June 30, 2016 and December 31, 2015:

In millions of dollars	U.S.	Outside of U.S.	June 30, 2016	December 31, 2015
Commercial and similar letters of credit	$1,204	$4,121	$5,325	$6,102
One- to four-family residential mortgages	1,604	1,807	3,411	3,196
Revolving open-end loans secured by one- to four-family residential properties	12,361	2,088	14,449	14,726
Commercial real estate, construction and land development	7,940	1,280	9,220	10,522
Credit card lines	571,146	98,243	669,389	573,057
Commercial and other consumer loan commitments	167,467	89,125	256,592	271,076
Other commitments and contingencies	2,838	6,888	9,726	9,982
Total	$764,560	$203,552	$968,112	$888,661
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

25.   CONTINGENCIES

The following information supplements and amends, as applicable, the disclosures in Note 28 to the Consolidated Financial Statements of Citigroup’s 2015 Annual Report on Form 10-K and Note 25 to the Consolidated Financial Statements of Citigroup’s First Quarter of 2016 Form 10-Q. For purposes of this Note, Citigroup, its affiliates and subsidiaries and current and former officers, directors and employees, are sometimes collectively referred to as Citigroup and Related Parties.
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
If Citigroup has not accrued for a matter because the matter does not meet the criteria for accrual (as set forth above), or Citigroup believes an exposure to loss exists in excess of the amount accrued for a particular matter, in each case assuming a material loss is reasonably possible, Citigroup discloses the matter. In addition, for such matters, Citigroup discloses an estimate of the aggregate reasonably possible loss or range of loss in excess of the amounts accrued for those matters as to which an estimate can be made. At June 30, 2016, Citigroup’s estimate was materially unchanged from its estimate of approximately $3.0 billion in the aggregate as of March 31, 2016.
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
Subject to the foregoing, it is the opinion of Citigroup's management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters described in this Note would not be likely to have a material adverse effect on the consolidated financial condition of Citigroup. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Citigroup’s consolidated results of operations or cash flows in particular quarterly or annual periods.
For further information on ASC 450 and Citigroup's accounting and disclosure framework for contingencies, including for litigation and regulatory matters disclosed herein, see Note 28 to the Consolidated Financial Statements of Citigroup’s 2015 Annual Report on Form 10-K.

Credit Crisis-Related Litigation and Other Matters
Mortgage-Related Litigation and Other Matters
Derivative Actions and Related Proceedings: On June 7, 2016, defendants moved to dismiss plaintiff’s derivative complaint in IRA FOR THE BENEFIT OF VICTORIA SHAEV v. CORBAT, ET AL. Additional information concerning this action is publicly available in court filings under the docket number 652066/2016 (N.Y. Sup. Ct.) (Bransten, J.).

Lehman Brothers Bankruptcy Proceedings
On June 6, 2016, a motion for approval of the settlement in LEHMAN BROTHERS FINANCE AG v. CITIBANK, N.A., ET AL. was filed with the bankruptcy court. Additional information concerning this action is publicly available in court filings under the docket numbers 14-02050 and 09-10583 (Bankr. S.D.N.Y.) (Chapman, J.).

Terra Firma Litigation
On June 15, 2016, by consent of the parties, the English High Court of Justice dismissed Terra Firma’s lawsuit against Citigroup Global Markets Limited (CGML), Citibank and Citigroup with prejudice and ordered Terra Firma to pay the Citigroup defendants’ costs associated with defending the lawsuit. Additional information concerning this action is publicly available in court filings under the claim reference Terra Firma Investments (GP) 2 Ltd. & Ors v Citigroup Global Markets Ltd. & Ors (CL-2013-000293).

Interest Rate Swaps Matters
Numerous interest rate swap (IRS) market participants, including Citigroup, Citibank, Citigroup Global Markets Inc. and CGML, were named as defendants in industry-wide putative class actions filed in the United States District Courts for the Southern District of New York and the Northern District of Illinois. These actions have been consolidated before Judge Paul A. Engelmayer in the United States District Court for the Southern District of New York under the caption IN RE INTEREST RATE SWAPS ANTITRUST LITIGATION. Plaintiffs in these actions allege that defendants colluded to prevent the development of exchange-like trading for IRS, thereby causing the putative classes to suffer losses in connection with their IRS investments. Plaintiffs assert federal antitrust claims and claims for unjust enrichment. Also consolidated under the same caption are two individual actions filed by swap execution facilities, asserting federal and state antitrust claims as well as claims for unjust enrichment and tortious interference with business relations. Plaintiffs in all of these actions seek treble damages, fees, costs and injunctive relief. Additional information concerning these actions is publicly available in court filings under the docket numbers 16-MD-2704 (S.D.N.Y.) (Engelmayer, J.), 15-cv-09319 (S.D.N.Y.) (Engelmayer, J.), 16-cv-02858 (S.D.N.Y.) (Engelmayer, J.), 16-cv-03542 (S.D.N.Y.) (Engelmayer, J.), 16-cv-04005 (S.D.N.Y.) (Engelmayer, J.), 16-cv-04089 (S.D.N.Y.) (Engelmayer, J.), 16-cv-04239 (S.D.N.Y.) (Engelmayer, J.), 16-cv-02382 (Lefkow, J.) (N.D. Ill.), 16-cv-04561 (S.D.N.Y.) (Engelmayer, J.), 16-cv-04950 (N.D. Ill.) (Dow, J.); 16-cv-04566 (S.D.N.Y.) (Engelmayer, J.), 16-cv-05409 (N.D. Ill.) (Ellis, J.) and 16-cv-04563 (S.D.N.Y.) (Engelmayer, J.).

Foreign Exchange Matters
Antitrust and Other Litigation: On June 8, 2016, in NYPL v. JPMORGAN CHASE & CO., ET AL., the court denied defendants’ motion to stay and granted defendants’ motion to consolidate the case for discovery purposes with the consolidated proceeding captioned IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION. Additional information concerning this action is publicly available in court filings under the docket numbers 13 Civ. 7789 (S.D.N.Y.) (Schofield, J.) and 15 Civ. 9300 (S.D.N.Y.) (Schofield, J.).
On April 15, 2016, in ALLEN v. BANK OF AMERICA CORPORATION, ET AL., the settling defendants in IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION moved to enjoin the ALLEN action pending final settlement approval in IN RE FOREIGN EXCHANGE BENCHMARK RATES ANTITRUST LITIGATION. On June 1, 2016, the court granted the motion in part as to claims based on collusive conduct and directed plaintiffs to file a separate pleading for claims based exclusively on non-collusive conduct. The plaintiffs filed a third amended complaint on July 15, 2016. Additional information concerning this action is publicly available in court filings under the docket numbers 13 Civ. 7789 (S.D.N.Y.) (Schofield, J.) and 15 Civ. 4285 (S.D.N.Y.) (Schofield, J.).
On May 19, 2016, in NEGRETE v. CITIBANK, N.A., the court granted Citibank’s motion to dismiss and denied plaintiffs’ cross-motion for summary judgment, while granting leave for plaintiffs to replead. On June 20, 2016, plaintiffs filed an amended complaint, and, on July 27, 2016, Citibank filed a motion to dismiss the amended complaint. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 7250 (S.D.N.Y.) (Sweet, J.).
On March 10, 2016, Citibank, Citigroup and various other banks were joined as defendants in a pro se action captioned WAH ET AL. v. HSBC NORTH AMERICA HOLDINGS INC. ET AL. pending in the United States District Court for the Southern District of New York. The complaint asserts claims based on alleged FX market collusion in violation of the Sherman Act and Commodity Exchange Act.  On March 31, 2016, plaintiffs filed an amended complaint. On April 29, 2016, Citi and the other newly-joined defendants joined a previously filed motion to dismiss or stay the action. Additional information concerning this action is publicly available in court filings under the docket number 15 Civ. 08974 (S.D.N.Y.) (Schofield, J.).
Derivative Actions and Related Proceedings: On April 19, 2016, plaintiffs in OKLAHOMA FIREFIGHTERS PENSION & RETIREMENT SYSTEM, ET AL. v. CORBAT, ET AL. filed a supplemental complaint. On June 30, 2016, defendants moved to dismiss the supplemental complaint. Additional information concerning this action is publicly available in court filings under the docket number C.A. No. 12151-VCG (Del. Ch.) (Glasscock, Ch.).

Interbank Offered Rates-Related Litigation and Other Matters
Regulatory Actions: On May 25, 2016, Citibank, Citigroup Global Markets Japan Inc. and Citibank Japan Limited entered into a civil settlement with the CFTC, concluding the CFTC’s investigation into U.S. Dollar LIBOR, yen LIBOR and Euroyen TIBOR. As part of the settlement, Citigroup agreed to pay a civil monetary penalty in the amount of $175 million and to enhance further the control framework governing its rate submissions.
Antitrust and Other Litigation: On May 23, 2016, United States Court of Appeals for the Second Circuit reversed the district court’s dismissal of antitrust claims in the action captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION and remanded “efficient enforcer” issues to the district court. Additional information concerning these actions is publicly available in court filings under the docket number 11 MD 2262 (S.D.N.Y.) (Buchwald, J.).
On July 1, 2016, a putative class action captioned FRONTPOINT ASIAN EVENT DRIVEN FUND, LTD. ET AL v. CITIBANK, N.A. ET AL. was filed in the United States District Court for the Southern District of New York against Citibank, Citigroup and various other banks. Plaintiffs assert claims for violation of the Sherman Act, Clayton Act and RICO Act, as well as state law claims for alleged manipulation of the Singapore Interbank Offered Rate and Singapore Swap Offer Rate. Additional information concerning this action is publicly available in court filings under the docket number 16 Civ. 05263 (S.D.N.Y.) (Hellerstein, J.).

Interchange Fees Litigation
On June 30, 2016, the United States Court of Appeals for the Second Circuit reversed the district court’s approval of the class settlement and remanded for further proceedings.  Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.) and 12-4671 (2d Cir.).

ISDAFIX-Related Litigation and Other Matters
Regulatory Actions: On May 25, 2016, Citibank entered into a civil settlement with the CFTC, concluding the CFTC’s ISDAFIX investigation. As part of the settlement, Citibank agreed to pay a civil monetary penalty in the amount of $250 million and to enhance further the control framework governing interest-rate swap benchmarks.

Antitrust and Other Litigation: On May 11, 2016, the court granted plaintiffs’ motion for preliminary approval of settlement with Citigroup and six other banks. Additional information concerning these actions is publicly available in court filings under the consolidated lead docket number 14 Civ. 7126 (S.D.N.Y.) (Furman, J.).

Money Laundering Inquiries
Derivative Actions and Related Proceedings: As described above in Foreign Exchange Matters, on April 19, 2016, plaintiffs in OKLAHOMA FIREFIGHTERS PENSION & RETIREMENT SYSTEM, ET AL. v. CORBAT, ET AL. filed a supplemental complaint. On June 30, 2016, defendants moved to dismiss the supplemental complaint. Additional information concerning this action is publicly available in court filings under the docket number C.A. No. 12151-VCG (Del. Ch.) (Glasscock, Ch.).

Oceanografia Fraud and Related Matters
On May 9, 2016, Citigroup filed a motion to dismiss the complaint brought by 39 plaintiffs alleging that Citigroup conspired with Oceanografia, S.A. de C.V. (OSA) and others with respect to receivable financings and other financing arrangements related to OSA in a manner that injured bondholders and other creditors of OSA.  Additional information concerning this action is publicly available in court filings under the docket number 16-20725 (S.D. Fla.) (Gayles, J.).

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
The following are the Condensed Consolidating Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, Condensed Consolidating Balance Sheet as of June 30, 2016 and December 31, 2015 and Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2016 and 2015 for Citigroup Inc., the parent holding company (Citigroup parent company), CGMHI, other Citigroup subsidiaries and eliminations and total consolidating adjustments. “Other Citigroup subsidiaries and eliminations” includes all other subsidiaries of Citigroup, intercompany eliminations and income (loss) from discontinued operations. “Consolidating adjustments” includes Citigroup parent company elimination of distributed and undistributed income of subsidiaries and investment in subsidiaries.
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

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$2,900	$—	$—	$(2,900)	$—
Interest revenue	1	1,251	13,104	—	14,356
Interest revenue—intercompany	668	139	(807)	—	—
Interest expense	1,094	401	1,625	—	3,120
Interest expense—intercompany	38	416	(454)	—	—
Net interest revenue	$(463)	$573	$11,126	$—	$11,236
Commissions and fees	$—	$1,119	$1,606	$—	$2,725
Commissions and fees—intercompany	(17)	(24)	41	—	—
Principal transactions	(186)	2,394	(392)	—	1,816
Principal transactions—intercompany	(217)	(1,791)	2,008	—	—
Other income	(585)	51	2,305	—	1,771
Other income—intercompany	736	339	(1,075)	—	—
Total non-interest revenues	$(269)	$2,088	$4,493	$—	$6,312
Total revenues, net of interest expense	$2,168	$2,661	$15,619	$(2,900)	$17,548
Provisions for credit losses and for benefits and claims	$—	$—	$1,409	$—	$1,409
Operating expenses
Compensation and benefits	$(16)	$1,202	$4,043	$—	$5,229
Compensation and benefits—intercompany	23	—	(23)	—	—
Other operating	213	412	4,515	—	5,140
Other operating—intercompany	79	322	(401)	—	—
Total operating expenses	$299	$1,936	$8,134	$—	$10,369
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$1,869	$725	$6,076	$(2,900)	$5,770
Provision (benefit) for income taxes	(420)	157	1,986	—	1,723
Equity in undistributed income of subsidiaries	1,709	—	—	(1,709)	—
Income (loss) from continuing operations	$3,998	$568	$4,090	$(4,609)	$4,047
Loss from discontinued operations, net of taxes	—	—	(23)	—	(23)
Net income (loss) before attribution of noncontrolling interests	$3,998	$568	$4,067	$(4,609)	$4,024
Net income (loss) attributable to noncontrolling interests	—	(3)	29	—	26
Net income (loss) after attribution of noncontrolling interests	$3,998	$571	$4,038	$(4,609)	$3,998
Comprehensive income
Other comprehensive income (loss)	$511	$58	$569	$(627)	$511
Comprehensive income	$4,509	$629	$4,607	$(5,236)	$4,509

Condensed Consolidating Statements of Income and Comprehensive Income

	Three Months Ended June 30, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$3,500	$—	$—	$(3,500)	$—
Interest revenue	2	1,240	13,631	—	14,873
Interest revenue—intercompany	711	67	(778)	—	—
Interest expense	1,154	277	1,620	—	3,051
Interest expense—intercompany	(155)	304	(149)	—	—
Net interest revenue	$(286)	$726	$11,382	$—	$11,822
Commissions and fees	$—	$1,319	$1,875	$—	$3,194
Commissions and fees—intercompany	—	44	(44)	—	—
Principal transactions	790	873	510	—	2,173
Principal transactions—intercompany	(340)	(575)	915	—	—
Other income	1,161	(71)	1,191	—	2,281
Other income—intercompany	(1,194)	47	1,147	—	—
Total non-interest revenues	$417	$1,637	$5,594	$—	$7,648
Total revenues, net of interest expense	$3,631	$2,363	$16,976	$(3,500)	$19,470
Provisions for credit losses and for benefits and claims	$—	$—	$1,648	$—	$1,648
Operating expenses
Compensation and benefits	$13	$1,243	$4,227	$—	$5,483
Compensation and benefits—intercompany	23	—	(23)	—	—
Other operating	(189)	491	5,143	—	5,445
Other operating—intercompany	73	200	(273)	—	—
Total operating expenses	$(80)	$1,934	$9,074	$—	$10,928
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$3,711	$429	$6,254	$(3,500)	$6,894
Provision (benefit) for income taxes	(97)	(255)	2,388	—	2,036
Equity in undistributed income of subsidiaries	1,038	—	—	(1,038)	—
Income (loss) from continuing operations	$4,846	$684	$3,866	$(4,538)	$4,858
Income from discontinued operations, net of taxes	—	—	6	—	6
Net income (loss) before attribution of noncontrolling interests	$4,846	$684	$3,872	$(4,538)	$4,864
Net income (loss) attributable to noncontrolling interests	—	(1)	19	—	18
Net income (loss) after attribution of noncontrolling interests	$4,846	$685	$3,853	$(4,538)	$4,846
Comprehensive income
Other comprehensive income (loss)	$(413)	$(48)	$(711)	$759	$(413)
Comprehensive income	$4,433	$637	$3,142	$(3,779)	$4,433

Condensed Consolidating Statements of Income and Comprehensive Income

	Six Months Ended June 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$5,700	$—	$—	$(5,700)	$—
Interest revenue	3	2,397	26,123	—	28,523
Interest revenue—intercompany	1,540	275	(1,815)	—	—
Interest expense	2,164	765	3,131	—	6,060
Interest expense—intercompany	79	845	(924)	—	—
Net interest revenue	$(700)	$1,062	$22,101	$—	$22,463
Commissions and fees	$—	$2,079	$3,109	$—	$5,188
Commissions and fees—intercompany	(19)	(30)	49	—	—
Principal transactions	(395)	2,257	1,794	—	3,656
Principal transactions—intercompany	41	(1,043)	1,002	—	—
Other income	(3,679)	127	7,348	—	3,796
Other income—intercompany	3,996	199	(4,195)	—	—
Total non-interest revenues	$(56)	$3,589	$9,107	$—	$12,640
Total revenues, net of interest expense	$4,944	$4,651	$31,208	$(5,700)	$35,103
Provisions for credit losses and for benefits and claims	$—	$—	$3,454	$—	$3,454
Operating expenses
Compensation and benefits	$(8)	$2,491	$8,302	$—	$10,785
Compensation and benefits—intercompany	26	—	(26)	—	—
Other operating	480	798	8,829	—	10,107
Other operating—intercompany	80	629	(709)	—	—
Total operating expenses	$578	$3,918	$16,396	$—	$20,892
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$4,366	$733	$11,358	$(5,700)	$10,757
Provision (benefit) for income taxes	(480)	194	3,488	—	3,202
Equity in undistributed income of subsidiaries	2,653	—	—	(2,653)	—
Income (loss) from continuing operations	$7,499	$539	$7,870	$(8,353)	$7,555
Loss from discontinued operations, net of taxes	—	—	(25)	—	(25)
Net income (loss) before attribution of noncontrolling interests	$7,499	$539	$7,845	$(8,353)	$7,530
Net income (loss) attributable to noncontrolling interests	—	(1)	32	—	31
Net income (loss) after attribution of noncontrolling interests	$7,499	$540	$7,813	$(8,353)	$7,499
Comprehensive income
Other comprehensive income (loss)	$3,244	$105	$3,608	$(3,713)	$3,244
Comprehensive income	$10,743	$645	$11,421	$(12,066)	$10,743

Condensed Consolidating Statements of Income and Comprehensive Income

	Six Months Ended June 30, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Revenues
Dividends from subsidiaries	$4,600	$—	$—	$(4,600)	$—
Interest revenue	5	2,247	27,221	—	29,473
Interest revenue—intercompany	1,383	120	(1,503)	—	—
Interest expense	2,309	505	3,265	—	6,079
Interest expense—intercompany	(331)	601	(270)	—	—
Net interest revenue	$(590)	$1,261	$22,723	$—	$23,394
Commissions and fees	$—	$2,664	$3,700	$—	$6,364
Commissions and fees—intercompany	—	103	(103)	—	—
Principal transactions	457	2,189	1,498	—	4,144
Principal transactions—intercompany	(669)	(834)	1,503	—	—
Other income	3,176	27	2,101	—	5,304
Other income—intercompany	(2,614)	540	2,074	—	—
Total non-interest revenues	$350	$4,689	$10,773	$—	$15,812
Total revenues, net of interest expense	$4,360	$5,950	$33,496	$(4,600)	$39,206
Provisions for credit losses and for benefits and claims	$—	$—	$3,563	$—	$3,563
Operating expenses
Compensation and benefits	$48	$2,511	$8,444	$—	$11,003
Compensation and benefits—intercompany	30	—	(30)	—	—
Other operating	(40)	948	9,901	—	10,809
Other operating—intercompany	130	605	(735)	—	—
Total operating expenses	$168	$4,064	$17,580	$—	$21,812
Income (loss) before income taxes and equity in undistributed income of subsidiaries	$4,192	$1,886	$12,353	$(4,600)	$13,831
Provision (benefit) for income taxes	(726)	269	4,613	—	4,156
Equity in undistributed income of subsidiaries	4,698	—	—	(4,698)	—
Income (loss) from continuing operations	$9,616	$1,617	$7,740	$(9,298)	$9,675
Income from discontinued operations, net of taxes	—	—	1	—	1
Net income (loss) before attribution of noncontrolling interests	$9,616	$1,617	$7,741	$(9,298)	$9,676
Net income (loss) attributable to noncontrolling interests	—	(3)	63	—	60
Net income (loss) after attribution of noncontrolling interests	$9,616	$1,620	$7,678	$(9,298)	$9,616
Comprehensive income
Other comprehensive income (loss)	$(1,888)	$(86)	$(2,297)	$2,383	$(1,888)
Comprehensive income	$7,728	$1,534	$5,381	$(6,915)	$7,728

Condensed Consolidating Balance Sheet

	June 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$348	$21,792	$—	$22,140
Cash and due from banks—intercompany	133	2,644	(2,777)	—	—
Federal funds sold and resale agreements	—	188,567	40,116	—	228,683
Federal funds sold and resale agreements—intercompany	—	8,901	(8,901)	—	—
Trading account assets	20	136,124	135,620	—	271,764
Trading account assets—intercompany	801	3,676	(4,477)	—	—
Investments	438	357	355,498	—	356,293
Loans, net of unearned income	—	845	632,670	—	633,515
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	—	(12,304)	—	(12,304)
Total loans, net	$—	$845	$620,366	$—	$621,211
Advances to subsidiaries	$117,175	$—	$(117,175)	$—	$—
Investments in subsidiaries	232,490	—	—	(232,490)	—
Other assets (1)	27,200	42,046	249,434	—	318,680
Other assets—intercompany	55,579	40,706	(96,285)	—	—
Total assets	$433,836	$424,214	$1,193,211	$(232,490)	$1,818,771
Liabilities and equity
Deposits	$—	$—	$937,852	$—	$937,852
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	137,985	20,016	—	158,001
Federal funds purchased and securities loaned or sold—intercompany	185	20,066	(20,251)	—	—
Trading account liabilities	—	78,093	58,214	—	136,307
Trading account liabilities—intercompany	612	2,973	(3,585)	—	—
Short-term borrowings	4	771	17,633	—	18,408
Short-term borrowings—intercompany	—	36,771	(36,771)	—	—
Long-term debt	148,431	5,094	53,923	—	207,448
Long-term debt—intercompany	—	40,990	(40,990)	—	—
Advances from subsidiaries	39,579	—	(39,579)	—	—
Other liabilities	3,766	59,368	64,600	—	127,734
Other liabilities—intercompany	9,371	9,974	(19,345)	—	—
Stockholders’ equity	231,888	32,129	201,494	(232,490)	233,021
Total liabilities and equity	$433,836	$424,214	$1,193,211	$(232,490)	$1,818,771

(1)	Other assets for Citigroup parent company at June 30, 2016 included $17.4 billion of placements to Citibank and its branches, of which $9.5 billion had a remaining term of less than 30 days.

Condensed Consolidating Balance Sheet

	December 31, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Assets
Cash and due from banks	$—	$592	$20,308	$—	$20,900
Cash and due from banks—intercompany	124	1,403	(1,527)	—	—
Federal funds sold and resale agreements	—	178,178	41,497	—	219,675
Federal funds sold and resale agreements—intercompany	—	15,035	(15,035)	—	—
Trading account assets	(8)	124,731	125,233	—	249,956
Trading account assets—intercompany	1,032	1,765	(2,797)	—	—
Investments	484	402	342,069	—	342,955
Loans, net of unearned income	—	1,068	616,549	—	617,617
Loans, net of unearned income—intercompany	—	—	—	—	—
Allowance for loan losses	—	(3)	(12,623)	—	(12,626)
Total loans, net	$—	$1,065	$603,926	$—	$604,991
Advances to subsidiaries	$104,405	$—	$(104,405)	$—	$—
Investments in subsidiaries	221,362	—	—	(221,362)	—
Other assets(1)	25,819	36,860	230,054	—	292,733
Other assets—intercompany	58,207	30,737	(88,944)	—	—
Total assets	$411,425	$390,768	$1,150,379	$(221,362)	$1,731,210
Liabilities and equity
Deposits	$—	$—	$907,887	$—	$907,887
Deposits—intercompany	—	—	—	—	—
Federal funds purchased and securities loaned or sold	—	122,459	24,037	—	146,496
Federal funds purchased and securities loaned or sold—intercompany	185	22,042	(22,227)	—	—
Trading account liabilities	—	62,386	55,126	—	117,512
Trading account liabilities—intercompany	1,036	2,045	(3,081)	—	—
Short-term borrowings	146	188	20,745	—	21,079
Short-term borrowings—intercompany	—	34,916	(34,916)	—	—
Long-term debt	141,914	2,530	56,831	—	201,275
Long-term debt—intercompany	—	51,171	(51,171)	—	—
Advances from subsidiaries	36,453	—	(36,453)	—	—
Other liabilities	3,560	55,482	54,827	—	113,869
Other liabilities—intercompany	6,274	10,967	(17,241)	—	—
Stockholders’ equity	221,857	26,582	196,015	(221,362)	223,092
Total liabilities and equity	$411,425	$390,768	$1,150,379	$(221,362)	$1,731,210

(1)	Other assets for Citigroup parent company at December 31, 2015 included $21.8 billion of placements to Citibank and its branches, of which $13.9 billion had a remaining term of less than 30 days.

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by operating activities of continuing operations	$13,794	$2,380	$4,893	$—	$21,067
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$—	$(108,359)	$—	$(108,359)
Proceeds from sales of investments	—	—	66,138	—	66,138
Proceeds from maturities of investments	46	—	33,337	—	33,383
Change in deposits with banks	—	(5,390)	(10,406)	—	(15,796)
Change in loans	—	—	(30,170)	—	(30,170)
Proceeds from sales and securitizations of loans	—	—	7,021	—	7,021
Proceeds from significant disposals	—	—	265	—	265
Change in federal funds sold and resales	—	(4,256)	(4,752)	—	(9,008)
Changes in investments and advances—intercompany	(16,412)	(5,125)	21,537	—	—
Other investing activities	—	—	(987)	—	(987)
Net cash used in investing activities of continuing operations	$(16,366)	$(14,771)	$(26,376)	$—	$(57,513)
Cash flows from financing activities of continuing operations
Dividends paid	$(828)	$—	$—	$—	$(828)
Issuance of preferred stock	2,498	—	—	—	2,498
Treasury stock acquired	(2,634)	—	—	—	(2,634)
Proceeds (repayments) from issuance of long-term debt, net	890	2,512	(3,115)	—	287
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(10,112)	10,112	—	—
Change in deposits	—	—	29,965	—	29,965
Change in federal funds purchased and repos	—	13,550	(2,045)	—	11,505
Change in short-term borrowings	(160)	583	(3,094)	—	(2,671)
Net change in short-term borrowings and other advances—intercompany	3,127	1,855	(4,982)	—	—
Capital contributions from parent	—	5,000	(5,000)	—	—
Other financing activities	(312)	—	—	—	(312)
Net cash provided by financing activities of continuing operations	$2,581	$13,388	$21,841	$—	$37,810
Effect of exchange rate changes on cash and due from banks	$—	$—	$(124)	$—	$(124)
Change in cash and due from banks	$9	$997	$234	$—	$1,240
Cash and due from banks at beginning of period	124	1,995	18,781	—	20,900
Cash and due from banks at end of period	$133	$2,992	$19,015	$—	$22,140
Supplemental disclosure of cash flow information for continuing operations
Cash paid (refund) during the year for income taxes	$(323)	$40	$2,328	$—	$2,045
Cash paid during the year for interest	2,040	1,666	2,020	—	5,726
Non-cash investing activities
Transfers to loans HFS from loans	—	—	6,000	—	6,000
Transfers to OREO and other repossessed assets	—	—	97	—	97

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2015
In millions of dollars	Citigroup parent company	CGMHI	Other Citigroup subsidiaries and eliminations	Consolidating adjustments	Citigroup consolidated
Net cash provided by (used in) operating activities of continuing operations	$16,287	$(9,008)	$11,067	$—	$18,346
Cash flows from investing activities of continuing operations
Purchases of investments	$—	$(4)	$(140,941)	$—	$(140,945)
Proceeds from sales of investments	—	53	89,654	—	89,707
Proceeds from maturities of investments	181	—	44,551	—	44,732
Change in deposits with banks	—	(10,181)	7,270	—	(2,911)
Change in loans	—	—	(9,945)	—	(9,945)
Proceeds from sales and securitizations of loans	—	—	6,377	—	6,377
Change in federal funds sold and resales	—	2,883	2,633	—	5,516
Changes in investments and advances—intercompany	(20,724)	2,602	18,122	—	—
Other investing activities	1	(43)	(1,101)	—	(1,143)
Net cash provided by (used in) investing activities of continuing operations	$(20,542)	$(4,690)	$16,620	$—	$(8,612)
Cash flows from financing activities of continuing operations
Dividends paid	$(514)	$—	$—	$—	$(514)
Issuance of preferred stock	3,486	—	—	—	3,486
Treasury stock acquired	(1,850)	—	—	—	(1,850)
Proceeds (repayments) from issuance of long-term debt, net	7,046	12,514	(18,436)	—	1,124
Proceeds (repayments) from issuance of long-term debt—intercompany, net	—	(232)	232	—	—
Change in deposits	—	—	8,705	—	8,705
Change in federal funds purchased and repos	—	4,511	(937)	—	3,574
Change in short-term borrowings	(349)	(1,212)	(30,867)	—	(32,428)
Net change in short-term borrowings and other advances—intercompany	(3,126)	(1,144)	4,270	—	—
Other financing activities	(423)	—	—	—	(423)
Net cash provided by (used in) financing activities of continuing operations	$4,270	$14,437	$(37,033)	$—	$(18,326)
Effect of exchange rate changes on cash and due from banks	$—	$—	$(103)	$—	$(103)
Change in cash and due from banks	$15	$739	$(9,449)	$—	$(8,695)
Cash and due from banks at beginning of period	125	1,751	30,232	—	32,108
Cash and due from banks at end of period	$140	$2,490	$20,783	$—	$23,413
Supplemental disclosure of cash flow information for continuing operations
Cash paid (refund) during the year for income taxes	$(248)	$348	$2,763	$—	$2,863
Cash paid during the year for interest	2,332	1,101	2,045	—	5,478
Non-cash investing activities
Decrease in net loans associated with significant disposals reclassified to HFS	$—	$—	$(8,874)	$—	$(8,874)
Decrease in investments associated with significant disposals reclassified to HFS	—	—	(1,444)	—	(1,444)
Transfers to loans HFS from loans	—	—	15,900	—	15,900
Transfers to OREO and other repossessed assets	—	—	158	—	158
Non-cash financing activities
Decrease in long-term debt associated with significant disposals reclassified to HFS	$—	$—	$(5,923)	$—	$(5,923)

UNREGISTERED SALES OF EQUITY SECURITIES, PURCHASES OF EQUITY SECURITIES, DIVIDENDS

Unregistered Sales of Equity Securities
None.

Equity Security Repurchases
The following table summarizes Citi’s equity security repurchases, which consisted entirely of common stock repurchases:

In millions, except per share amounts	Total shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan or programs
April 2016
Open market repurchases(1)	14.3	$43.82	$695
Employee transactions(2)	—	—	N/A
May 2016
Open market repurchases(1)	8.7	44.91	304
Employee transactions(2)	—	—	N/A
June 2016
Open market repurchases(1)	6.7	45.50	—
Employee transactions(2)	—	—	N/A
Total	29.7	$44.52	$—

(1)
Represents repurchases under the $7.8 billion 2015 common stock repurchase program (2015 Repurchase Program) that was approved by Citigroup’s Board of Directors and announced on March 11, 2015, which was part of the planned capital actions included by Citi in its 2015 Comprehensive Capital Analysis and Review (CCAR). Shares repurchased under the 2015 Repurchase Program were added to treasury stock. The 2015 Repurchase Program expired on June 30, 2016. On June 29, 2016, Citigroup announced an $8.6 billion common stock repurchase program during the four quarters beginning in the third quarter of 2016 (2016 Repurchase Program), which was part of the planned capital actions included by Citi as part of its 2016 CCAR. The 2016 Repurchase Program expires on June 30, 2017. Shares repurchased under the 2016 Repurchase Program will be treasury stock.

(2)
Consisted of shares added to treasury stock related to (i) certain activity on employee stock option program exercises where the employee delivers existing shares to cover the option exercise, or (ii) under Citi’s employee restricted stock programs where shares are withheld to satisfy tax requirements.

N/A Not applicable

Dividends
In addition to Board of Directors’ approval, Citi’s ability to pay common stock dividends substantially depends on regulatory approval, including an annual regulatory review of the results of the CCAR process required by the Federal Reserve Board and the supervisory stress tests required under the Dodd-Frank Act. For additional information regarding Citi’s capital planning and stress testing, see “Capital Resources—Current Regulatory Capital Standards—Capital Planning and Stress Testing” and “Risk Factors—Regulatory Risks” in Citi’s 2015 Annual Report on Form 10-K.
On June 29, 2016, Citi announced the Federal Reserve Board did not object to its planned capital actions as part of the 2016 CCAR, which included an increase of Citi’s quarterly common stock dividend to $0.16 per share over the four quarters beginning with the third quarter of 2016 (subject to quarterly approval by the Board of Directors). Any dividend on Citi’s outstanding common stock would also need to be made in compliance with Citi’s obligations to its outstanding preferred stock.
For information on the ability of Citigroup’s subsidiary depository institutions to pay dividends, see Note 19 to the

Consolidated Financial Statements in Citi’s 2015 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of August, 2016.

CITIGROUP INC.
(Registrant)

By    /s/ John C. Gerspach
John C. Gerspach
Chief Financial Officer
(Principal Financial Officer)

By    /s/ Jeffrey R. Walsh
Jeffrey R. Walsh
Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.01
Restated Certificate of Incorporation of the Company, as in effect on the date hereof, incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 1-9924).

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

101.01+
Financial statements from the Annual Report on Form 10-Q of the Company for the quarter ended June 30, 2016, filed August 1, 2016, formatted in XBRL: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to Consolidated Financial Statements.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the SEC upon request.

+ Filed herewith.